Form 10-K
period 2017-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2018-02-15
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Commission File Number: 001-34139
Federal Home Loan Mortgage Corporation
(Exact name of registrant as specified in its charter)

Federally chartered	52-0904874	8200 Jones Branch Drive	22102-3110	(703) 903-2000
corporation		McLean, Virginia
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Voting Common Stock, no par value per share (OTCQB: FMCC)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCI)
5% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCKK)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCG)
5.1% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCH)
5.79% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCK)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCL)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCM)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCN)
5.81% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCO)
6% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCP)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCJ)
5.7% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCKP)
Variable Rate, Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCCS)
6.42% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCCT)
5.9% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKO)
5.57% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKM)
5.66% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKN)
6.02% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKL)
6.55% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKI)
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKJ)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1.4 billion.
As of February 1, 2018, there were 650,054,731 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

Table of Contents

FREDDIE MAC | 2017 Form 10-K	i

Introduction	About Freddie Mac

Introduction
This Annual Report on Form 10-K includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the Forward-Looking Statements and Risk Factors sections of this Form 10-K.
Throughout this Form 10-K, we use certain acronyms and terms that are defined in the Glossary.
ABOUT FREDDIE MAC
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability and affordability to the U.S. housing market. We do this primarily by purchasing residential mortgage loans originated by lenders. In most instances, we package these loans into mortgage-related securities, which are guaranteed by us and sold in the global capital markets. We also invest in mortgage loans and mortgage-related securities. We do not originate loans or lend money directly to mortgage borrowers.
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

FREDDIE MAC | 2017 Form 10-K	1

Introduction	About Freddie Mac

warrant to purchase common stock. The senior preferred stock and warrant were issued as an initial commitment fee in consideration of Treasury's commitment to provide funding to us under the Purchase Agreement. Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as and if declared by our Board of Directors. Under the August 2012 amendment to the Purchase Agreement, our cash dividend requirement each quarter is the amount, if any, by which our Net Worth Amount, at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The applicable Capital Reserve Amount was $600 million in 2017.
On December 21, 2017, the Conservator, acting on our behalf, entered into a Letter Agreement with Treasury. The principal changes pursuant to the Letter Agreement are as follows:

■	The senior preferred stock dividend for the dividend period from October 1, 2017 through and including December 31, 2017 was reduced to $2.25 billion.

■
The applicable Capital Reserve Amount from January 1, 2018 and thereafter will be $3.0 billion, rather than zero as previously provided. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period, the applicable Capital Reserve Amount would thereafter be zero.

■	The liquidation preference of the senior preferred stock increased by $3.0 billion, to $75.3 billion, on December 31, 2017.
The graph below shows our cumulative draws from Treasury and cumulative dividend payments to Treasury. The Treasury draw amounts shown are the total draws requested based on our quarterly net deficits for the periods presented. Draw requests are funded in the quarter subsequent to any net deficit. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock. The amount of available funding remaining under the Purchase Agreement is $140.5 billion, and will be reduced by any future draws, including the $312 million draw we will take based on our negative net worth at December 31, 2017. For more information on the conservatorship and government support for our business, see MD&A - Conservatorship and Related Matters and Note 2.

FREDDIE MAC | 2017 Form 10-K	2

Introduction	About Freddie Mac

Draw Requests from and Dividend Payments to Treasury

FREDDIE MAC | 2017 Form 10-K	3

Introduction	About Freddie Mac

Business Results
Portfolio Balances

Guarantee Portfolios

Investments Portfolios

Commentary

Total Guarantee Portfolio

■
2017 vs. 2016 and 2016 vs. 2015 - In 2017, the total guarantee portfolio grew $119 billion, or 6%, driven by a 4% increase in our single-family credit guarantee portfolio and a 28% increase in our multifamily guarantee portfolio. The total guarantee portfolio grew $91 billion, or 5%, in 2016, driven by a 3% increase in our single-family credit guarantee portfolio and a 32% increase in our multifamily guarantee portfolio.

●	The growth in our single-family credit guarantee portfolio in 2017 and 2016 was driven in part by an increase in U.S. single-family mortgage debt outstanding as a result of continued home price

FREDDIE MAC | 2017 Form 10-K	4

Introduction	About Freddie Mac

appreciation, combined with our share of U.S. single-family origination volume remaining stable. In addition, new business acquisitions had a higher average loan size compared to older vintages that continued to run off.
● The considerable growth in our multifamily guarantee portfolio in both 2017 and 2016 was primarily driven by an increase in U.S. multifamily mortgage debt outstanding that can be attributed to strong multifamily market fundamentals and low interest rates, coupled with the growth in our share of market new business volume due to our strategic pricing efforts, expansion of our new product offerings and purchase activity associated with certain targeted loans in underserved markets.
Total Investments Portfolio

■	2017 vs. 2016 and 2016 vs. 2015 - Declined $52 billion, or 13%, and $55 billion, or 12%, in 2017 and 2016, respectively, primarily due to repayments and the active disposition of less liquid assets.

●	We continue to reduce the mortgage-related investments portfolio as required by the Purchase Agreement and FHFA.

FREDDIE MAC | 2017 Form 10-K	5

Introduction	About Freddie Mac

Consolidated Financial Results
Comprehensive Income

Commentary

Key Drivers:

■	2017 vs. 2016

●
Continued growth in our single-family credit guarantee portfolio and higher average contractual guarantee fee rates, offset by the continued reduction in the balance of our mortgage-related investments portfolio, resulted in lower net interest income.

●	Decline in benefit for credit losses in 2017 primarily driven by estimated losses related to the hurricanes.

●
Increased spread-related fair value gains driven by market spread tightening primarily on non-agency mortgage-related securities, partially offset by increased interest rate-related fair value losses driven by lower levels of volatility.

●	Gains on sales of reperforming loans in 2017, compared to losses on sales of seriously delinquent loans in 2016.

●	Proceeds received in 2017 from the Royal Bank of Scotland plc (or RBS) related to litigation involving certain of our non-agency mortgage-related securities.

●
Higher income tax expense due to a reduction in our net deferred tax asset driven by the impact of the Tax Cuts and Jobs Act enacted in December 2017, which reduced the statutory corporate income tax rate from 35% to 21%.

FREDDIE MAC | 2017 Form 10-K	6

Introduction	About Freddie Mac

■	2016 vs. 2015

●
Continued growth in our single-family credit guarantee portfolio and higher average contractual guarantee fee rates, as well as higher amortization of upfront fees due to increased loan prepayments, offset by the continued reduction in the balance of our mortgage-related investments portfolio, resulted in lower net interest income.

●	Decline in benefit for credit losses in 2016 due to a decrease in the number of seriously delinquent loans reclassified from held-for-investment to held-for-sale.

●	Higher fair value gains in 2016 due to an increase in long-term interest rates compared to 2015 when long-term interest rates declined slightly.

●
Higher fair value gains in 2016 driven by tightening K Certificate benchmark spreads, coupled with improved pricing on K Certificates and SB Certificates and higher new business volume, compared to losses during 2015 as market spreads widened.

FREDDIE MAC | 2017 Form 10-K	7

Introduction	Our Business

OUR BUSINESS
Primary Business Strategies

Our primary business strategies describe how we plan to pursue our Charter Mission through at least 2020. Our core assumption is that the conservatorship will continue with no material changes during that period.
Charter Mission
We are a GSE with a specific and limited corporate purpose (i.e., "Charter Mission") to support the liquidity, stability and affordability of U.S. housing mortgage markets as a participant in the secondary mortgage market, while operating as a commercial enterprise earning an appropriate return. Everything we do must be done within the constraints of our Charter Mission.
Our Twin Goals
We have established overarching twin goals to enable us to reach our Charter Mission:

■	A Better Freddie Mac; and

■	A Better Housing Finance System
Our Key Strategies
A Better Freddie Mac
We are focused on operating as a very well-run large financial institution by:

■	Being a very effective operating organization;

■	Being a market leader through customer focus and innovation; and

■	Managing risk and economic capital for quality risk-adjusted returns.
A Better Housing Finance System
We are focused on providing leadership, through innovation and constructive forward-looking engagement with FHFA, to improve the liquidity, stability and affordability of the U.S. housing markets by:

■	Modernizing and improving the functioning of the mortgage markets;

■	Developing greater responsible access to affordable housing; and

■	Reducing taxpayer exposure to mortgage risks.
For further information on our goals and detailed strategies for each of our business segments, see MD&A — Our Business Segments.

FREDDIE MAC | 2017 Form 10-K	8

Introduction	Our Business

Our Charter

Our Charter forms the framework for our business activities. Our Charter Mission is to:

■	Provide stability in the secondary mortgage market for residential loans;

■	Respond appropriately to the private capital market;

■
Provide ongoing assistance to the secondary mortgage market for residential loans (including activities relating to loans for low- and moderate-income families, involving a reasonable economic return that may be less than the return earned on other activities) by increasing the liquidity of mortgage investments and improving the distribution of investment capital available for residential mortgage financing; and

■
Promote access to mortgage loan credit throughout the United States (including central cities, rural areas and other underserved areas) by increasing the liquidity of mortgage investments and improving the distribution of investment capital available for residential mortgage financing.

Our Charter permits us to purchase first-lien single-family loans with LTV ratios at the time of our purchase of less than or equal to 80%. Our Charter also permits us to purchase first-lien single-family loans that do not meet this criterion if we have certain specified credit protections, which include mortgage insurance from a qualified insurer on the portion of the UPB of the loan that exceeds an 80% LTV ratio, a seller's agreement to repurchase or replace a defaulted loan or the retention by the seller of at least a 10% participation interest in the loan.
This Charter requirement does not apply to multifamily loans or to loans that have the benefit of any guarantee, insurance or other obligation by the United States or any of its agencies or instrumentalities (e.g., the FHA, VA or USDA Rural Development). Additionally, as part of HARP, we purchase single-family refinanced loans we currently own or guarantee without obtaining additional credit enhancement in excess of that already in place for any such loan, even when the LTV ratio of the new loan is above 80%.
Our Charter does not permit us to originate loans or lend money directly to mortgage borrowers in the primary mortgage market. Our Charter limits our purchase of single-family loans to the conforming loan market, which consists of loans originated with UPBs at or below limits determined annually based on changes in FHFA’s housing price index. In most of the United States, the maximum conforming loan limit for a one-family residence has been set at $453,100 for 2018, an increase from $424,100 for 2017 and $417,000 from 2006 to 2016. Higher limits have been established in certain "high-cost" areas (for 2018, up to $679,650 for a one-family residence). Higher limits also apply to two- to four-family residences and to one- to four-family residences in Alaska, Guam, Hawaii and the U.S. Virgin Islands.

FREDDIE MAC | 2017 Form 10-K	9

Introduction	Our Business

Business Segments

We have three reportable segments: Single-family Guarantee, Multifamily and Capital Markets. Certain activities that are not part of a reportable segment are included in the All Other category. For more information on our segments, see MD&A - Our Business Segments and Note 13.
Employees

At February 1, 2018, we had 6,144 full-time and 41 part-time employees.
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
We make available, free of charge through our website at www.freddiemac.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with the SEC. In addition, materials that we file with the SEC are available for review and copying at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding companies that file electronically with the SEC.
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
Freddie Mac’s securities offerings are exempted from SEC registration requirements. As a result, we do

FREDDIE MAC | 2017 Form 10-K	10

Introduction	Our Business

not file registration statements or prospectuses with the SEC with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report these types of obligations either in offering circulars or offering circular supplements that we post on our website or in a current report on Form 8-K, in accordance with a "no-action" letter we received from the SEC staff. In cases where the information is disclosed in an offering circular or offering circular supplement, the document will be posted on our website within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.
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
Disclosure about the mortgage-related securities we issue, some of which are off-balance sheet obligations (e.g., K Certificates and SB Certificates), can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and offering circular supplements.
We provide additional information, including product descriptions, investor presentations, securities issuance calendars, transaction volumes and details, redemption notices, and Freddie Mac research, in each case as applicable, on the websites for our business segments, which can be found at www.freddiemac.com/singlefamily, www.freddiemac.com/multifamily, and www.freddiemac.com/capital-markets.

FREDDIE MAC | 2017 Form 10-K	11

Introduction	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts and others as part of our normal operations. Some of these communications, including this Form 10-K, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-family Guarantee, Multifamily and Capital Markets segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our credit risk transfer transactions and our results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast" and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section of this Form 10-K and:

■
The actions the U.S. government (including FHFA, Treasury and Congress) may take, or require us to take, including to support the housing markets or to implement FHFA's Conservatorship Scorecards and other objectives for us;

■	The effect of the restrictions on our business due to the conservatorship and the Purchase Agreement, including our dividend requirement on the senior preferred stock;

■	Changes in our Charter or in applicable legislative or regulatory requirements (including any legislation affecting the future status of our company);

■
Changes in the fiscal and monetary policies of the Federal Reserve, including the balance sheet normalization program announced in October 2017 to reduce the Federal Reserve's holdings of mortgage-related securities;

■	Changes in tax laws, including those made by the Tax Cuts and Jobs Act enacted in December 2017;

■	Changes in accounting policies, practices or guidance (e.g., FASB's accounting standards update related to the measurement of credit losses of financial instruments);

■	Changes in economic and market conditions, including changes in employment rates, interest rates, spreads and home prices;

■	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase, and fixed-rate vs. ARM);

■	The success of our efforts to mitigate our losses on our Legacy and relief refinance single-family loan portfolio;

■	The success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS, K Certificate, SB Certificate and other credit risk transfer transactions;

■	Our ability to maintain adequate liquidity to fund our operations;

FREDDIE MAC | 2017 Form 10-K	12

Introduction	Forward-Looking Statements

■	Our ability to maintain the security and resiliency of our operational systems and infrastructure (e.g., against cyberattacks);

■	Our ability to effectively execute our business strategies, implement new initiatives and improve efficiency;

■	The adequacy of our risk management framework;

■	Our ability to manage mortgage credit risk, including the effect of changes in underwriting and servicing practices;

■
Our ability to limit or manage our economic exposure and GAAP earnings exposure to interest-rate volatility and spread volatility, including the availability of derivative financial instruments needed for interest-rate risk management purposes;

■	Our operational ability to issue new securities, make timely and correct payments on securities and provide initial and ongoing disclosures;

■	Changes or errors in the methodologies, models, assumptions and estimates we use to prepare our financial statements, make business decisions and manage risks;

■	Changes in investor demand for our debt or mortgage-related securities;

■	Changes in the practices of loan originators, servicers, investors and other participants in the secondary mortgage market;

■	The occurrence of a major natural or other disaster in areas in which our offices or significant portions of our total mortgage portfolio are located; and
■ Other factors and assumptions described in this Form 10-K, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-K, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-K.

FREDDIE MAC | 2017 Form 10-K	13

Selected Financial Data

Selected Financial Data
The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and accompanying notes.

	As of or For the Year Ended December 31,
(Dollars in millions, except share-related amounts)	2017	2016	2015	2014	2013

Statements of Comprehensive Income Data
Net interest income	$14,164	$14,379	$14,946	$14,263	$16,468
Benefit (provision) for credit losses	84	803	2,665	(58)	2,465
Non-interest income (loss)	6,869	500	(3,599)	(113)	8,519
Non-interest expense	(4,283)	(4,043)	(4,738)	(3,090)	(2,089)
Income tax (expense) benefit	(11,209)	(3,824)	(2,898)	(3,312)	23,305
Net income	5,625	7,815	6,376	7,690	48,668
Comprehensive income	5,558	7,118	5,799	9,426	51,600
Net income (loss) attributable to common stockholders	(3,244)	97	(23)	(2,336)	(3,531)
Net income (loss) per common share - basic and diluted	(1.00)	0.03	(0.01)	(0.72)	(1.09)
Cash dividends per common share	—	—	—	—	—
Weighted average common shares outstanding - basic and diluted (in millions)	3,234	3,234	3,235	3,236	3,238

Balance Sheets Data
Loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)	$1,774,286	$1,690,218	$1,625,184	$1,558,094	$1,529,905
Real estate owned, net	892	1,198	1,725	2,558	4,551
Total assets	2,049,776	2,023,376	1,985,892	1,945,360	1,965,831
Debt securities of consolidated trusts held by third parties	1,720,996	1,648,683	1,556,121	1,479,473	1,433,984
Other debt	313,634	353,321	414,148	449,890	506,537
All other liabilities	15,458	16,297	12,683	13,346	12,475
Total stockholders' equity	(312)	5,075	2,940	2,651	12,835

Portfolio Balances - UPB
Mortgage-related investments portfolio	$253,455	$298,426	$346,911	$408,414	$461,024
Total Freddie Mac mortgage-related securities	1,962,372	1,832,810	1,729,493	1,637,086	1,592,511
Total mortgage portfolio	2,097,630	2,011,414	1,941,587	1,910,106	1,914,661
TDRs on accrual status	51,720	77,399	82,347	82,908	78,708
Non-accrual loans	17,817	16,272	22,649	33,130	43,457

Ratios
Return on average assets	0.3%	0.4%	0.3%	0.4%	2.5%
Allowance for loan losses as percentage of loans, held-for-investment	0.5	0.7	0.9	1.3	1.4
Equity to assets	0.1	0.2	0.1	0.4	0.5

FREDDIE MAC | 2017 Form 10-K	14

Management's Discussion and Analysis	Key Economic Indicators | Single-Family Home Prices

Management's Discussion and Analysis of Financial Condition and Results of Operations
KEY ECONOMIC INDICATORS
The following graphs and related discussion present certain macroeconomic indicators that can significantly affect our business and financial results.
Single-Family Home Prices
National Home Prices

Effects on Financial Results

■	Changes in home prices affect the amount of equity that borrowers have in their homes. Borrowers with less equity typically have higher delinquency rates.

■
As home prices decline, the severity of losses we incur on defaulted loans that we hold or guarantee increases because the amount we can recover from the property securing the loan decreases. Increases in home prices lower the losses we incur on defaulted loans.

Commentary

■
Home prices continued to appreciate during 2017, increasing 7.1%, compared to an increase of 6.4% during 2016, based on our own non-seasonally adjusted price index of single-family homes funded by loans owned or guaranteed by us or Fannie Mae.

■	We expect near-term home price growth will moderate driven by a gradual increase in housing supply and modestly higher mortgage interest rates.

FREDDIE MAC | 2017 Form 10-K	15

Management's Discussion and Analysis	Key Economic Indicators | Single-Family Home Prices

■
We do not expect national home prices to be substantially affected by the Tax Cuts and Jobs Act, but home price growth in housing markets with higher state and local taxes (e.g., New Jersey and New York) could be affected.

FREDDIE MAC | 2017 Form 10-K	16

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

Interest Rates
Key Market Interest Rates

Effects on Financial Results

■
The 30-year Primary Mortgage Market Survey ("PMMS") interest rate is indicative of what a consumer could expect to be offered on a first-lien, prime, home purchase or refinance mortgage with an LTV of 80%. Increases in the PMMS rate typically result in decreases in refinancing activity and originations. Decreases in the PMMS rate typically result in increases in refinancing activity and originations.

■
Changes in the 10-year and 2-year LIBOR interest rates affect the fair value of certain of our assets and liabilities, including derivatives, measured at fair value. A smaller interest rate fluctuation from period to period generally results in smaller fair value gains and losses, while a larger fluctuation generally results in larger fair value gains and losses.

FREDDIE MAC | 2017 Form 10-K	17

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

■	Changes in the 3-month LIBOR rate affect the interest earned on our short-term investments and interest expense on our short-term funding.

■	For additional information on the effect of LIBOR rates on our financial results, see Our Business Segments - Capital Markets - Market Conditions.
Commentary

■
Mortgage interest rates for 30-year fixed-rate loans are closely related to other long-term interest rates such as the 10-year LIBOR rate. When the 10-year LIBOR rate increases, mortgage interest rates for 30-year fixed-rate loans usually also increase. When the 10-year LIBOR rate declines, mortgage interest rates for 30-year fixed-rate loans usually also decline.

■
Mortgage interest rates, as indicated by the PMMS rate, were lower at the end of 2017 than the end of 2016, while long-term interest rates, as indicated by the 10-year LIBOR rate, were higher. The PMMS rate and 10-year LIBOR rate were both higher at the end of 2016 than the end of 2015.

■
The quarterly ending and quarterly average short-term interest rates, as indicated by the 3-month LIBOR rate, were higher at the end of 2017 than the end of 2016 and higher at the end of 2016 than the end of 2015.

■	The Federal Reserve raised short-term interest rates five times over the last three years, most recently in December 2017.

FREDDIE MAC | 2017 Form 10-K	18

Management's Discussion and Analysis	Key Economic Indicators | Unemployment Rate

Unemployment Rate
Unemployment Rate and Job Creation(1)

Source: U.S. Bureau of Labor Statistics
(1) Excludes Puerto Rico and the U.S. Virgin Islands.

Effect on Financial Results

■	Changes in the national unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.

■	Decreases in the national unemployment rate typically result in lower levels of delinquencies, which often result in a decrease in expected credit losses on our total mortgage portfolio.

■	Increases in the national unemployment rate typically result in higher levels of delinquencies, which often result in an increase in expected credit losses on our total mortgage portfolio.
Commentary

■	During 2017, average monthly net new jobs (non-farm) decreased, while the national unemployment rate declined to the lowest level since December 2000.

FREDDIE MAC | 2017 Form 10-K	19

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our consolidated financial statements and accompanying notes.
The table below compares our consolidated results of operations for the past three years.

				Year Over Year Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	$	%	$	%
Net interest income	$14,164	$14,379	$14,946	($215)	(1)%	($567)	(4)%
Benefit (provision) for credit losses	84	803	2,665	(719)	(90)%	(1,862)	(70)%
Net interest income after benefit (provision) for credit losses	14,248	15,182	17,611	(934)	(6)%	(2,429)	(14)%
Non-interest income (loss):
Gains (losses) on extinguishment of debt	341	(211)	(240)	552	262%	29	12%
Derivative gains (losses)	(1,988)	(274)	(2,696)	(1,714)	(626)%	2,422	90%
Net impairment of available-for-sale securities recognized in earnings	(18)	(191)	(292)	173	91%	101	35%
Other gains (losses) on investment securities recognized in earnings	1,054	(78)	508	1,132	1,451%	(586)	(115)%
Other income (loss)	7,480	1,254	(879)	6,226	496%	2,133	243%
Total non-interest income (loss)	6,869	500	(3,599)	6,369	1,274%	4,099	114%
Non-interest expense:
Administrative expense	(2,106)	(2,005)	(1,927)	(101)	(5)%	(78)	(4)%
REO operations expense	(189)	(287)	(338)	98	34%	51	15%
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(1,340)	(1,152)	(967)	(188)	(16)%	(185)	(19)%
Other expense	(648)	(599)	(1,506)	(49)	(8)%	907	60%
Total non-interest expense	(4,283)	(4,043)	(4,738)	(240)	(6)%	695	15%
Income before income tax expense	16,834	11,639	9,274	5,195	45%	2,365	26%
Income tax expense	(11,209)	(3,824)	(2,898)	(7,385)	(193)%	(926)	(32)%
Net income (loss)	5,625	7,815	6,376	(2,190)	(28)%	1,439	23%
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(67)	(697)	(577)	630	90%	(120)	(21)%
Comprehensive income (loss)	$5,558	$7,118	$5,799	($1,560)	(22)%	$1,319	23%
See Critical Accounting Policies and Estimates for information concerning certain significant accounting policies and estimates applied in determining our reported results of operations and Note 1 for information on our accounting policies and a summary of other significant accounting policies and the related notes in which information about them can be found.

FREDDIE MAC | 2017 Form 10-K	20

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

Net Interest Income
Explanation of Key Drivers of Net Interest Income

Net interest income consists of several primary components:

■	Contractual net interest income - consists of two components:

●
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

●
The difference between the interest income earned on all other interest-earning assets, excluding loans held by consolidated trusts, and the interest expense incurred on the liabilities used to fund those assets.

Contractual net interest income is driven by the volume of assets in the mortgage-related investments portfolio and the interest rate differential between those interest-earning assets and the related interest-bearing liabilities.

■
Amortization of cost basis adjustments - consists of cost basis adjustments, such as premiums and discounts on loans, investment securities and debt that are amortized into interest income or interest expense based on the effective yield over the contractual life of the associated financial instrument.

The largest portion of our total net amortization relates to loans and debt securities of consolidated trusts, which includes amortization of the upfront fees we receive when we acquire a loan. Amortization related to investment securities, other debt and other assets and liabilities makes up a smaller portion.
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

■
Hedge accounting impact - consists of deferred gains and losses on closed cash flow hedges related to forecasted debt issuances that are reclassified from AOCI to net interest income when the related forecasted transaction affects net interest income. Upon adoption of amended hedge accounting guidance in 4Q 2017, for qualifying fair value hedges, we began recording both the change in the fair value of the hedging instrument, including the accrual of periodic cash settlements, and the change in the fair value of the hedged item attributable to the risk being hedged, within net interest income. See Note 9 for additional detail on this change.

FREDDIE MAC | 2017 Form 10-K	21

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

Components of Net Interest Income

The table below presents the components of net interest income.

				Year Over Year Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	$	%	$	%
Contractual net interest income:
Guarantee fee income	$3,270	$2,997	$2,722	$273	9%	$275	10%
Guarantee fee income related to the Temporary Payroll Tax Cut Continuation Act of 2011	1,314	1,142	957	172	15%	185	19%
Other contractual net interest income	6,400	6,896	8,106	(496)	(7)%	(1,210)	(15)%
Total contractual net interest income	10,984	11,035	11,785	(51)	—%	(750)	(6)%
Net amortization - loans and debt securities of consolidated trusts	3,258	3,333	2,883	(75)	(2)%	450	16%
Net amortization - other assets and debt	(85)	202	506	(287)	(142)%	(304)	(60)%
Hedge accounting impact	7	(191)	(228)	198	104%	37	16%
Net interest income	$14,164	$14,379	$14,946	($215)	(1)%	($567)	(4)%
Key Drivers:

■	Guarantee fee income

●
2017 vs. 2016 and 2016 vs. 2015 - increased during both comparative periods as a result of higher average contractual guarantee fee rates, as well as the continued growth in the size of the Core single-family loan portfolio. Average contractual guarantee fees are generally higher on mortgage loans in our Core single-family loan portfolio compared to those in our Legacy and relief refinance single-family loan portfolio.

■	Other contractual net interest income

●
2017 vs. 2016 and 2016 vs. 2015 - decreased during both comparative periods primarily due to the continued reduction in the balance of our mortgage-related investments portfolio, pursuant to the portfolio limits established by the Purchase Agreement and FHFA. See Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness for additional discussion of the limits on the mortgage-related investments portfolio.

■	Net amortization of loans and debt securities of consolidated trusts

●
2016 vs. 2015 - increased primarily due to higher amortization of mortgage loan upfront fees and basis adjustments on debt securities of consolidated trusts. The increase in amortization was primarily driven by higher prepayment rates on single-family loans during 2016 compared to 2015.

FREDDIE MAC | 2017 Form 10-K	22

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

■	Net amortization of other assets and debt

●
2017 vs. 2016 and 2016 vs. 2015 - decreased during both comparative periods primarily due to less accretion of previously recognized other-than-temporary impairments on non-agency mortgage-related securities. The decrease in accretion is due to a decline in the population of impaired securities as a result of our active disposition of these securities and a decline in new other-than-temporary impairments recognized.

■	Hedge accounting impact

●
2017 vs. 2016 - increased primarily due to the inclusion of fair value hedge accounting results within net interest income beginning in 4Q 2017, due to the adoption of amended hedge accounting guidance. In prior periods, this activity was included in other income and derivative gains (losses).

FREDDIE MAC | 2017 Form 10-K	23

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

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

	Year Ended December 31,
	2017			2016			2015
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$10,965	$48	0.44%	$16,932	$42	0.25%	$12,482	$8	0.06%
Securities purchased under agreements to resell	57,883	588	1.02	59,639	217	0.36	51,219	58	0.11
Advances to lenders and other secured lending	859	21	2.42	484	11	2.28	161	4	2.48
Mortgage-related securities:
Mortgage-related securities	164,663	6,402	3.89	189,982	7,262	3.82	226,162	8,706	3.85
Extinguishment of PCs held by Freddie Mac	(87,665)	(3,264)	(3.72)	(94,624)	(3,509)	(3.71)	(107,986)	(3,929)	(3.64)
Total mortgage-related securities, net	76,998	3,138	4.08	95,358	3,753	3.94	118,176	4,777	4.04
Non-mortgage-related securities	17,558	277	1.58	15,734	102	0.65	10,699	17	0.16
Loans held by consolidated trusts(1)	1,730,000	58,746	3.40	1,649,727	55,417	3.36	1,590,768	55,867	3.51
Loans held by Freddie Mac(1)	117,043	4,989	4.26	135,882	5,623	4.14	157,261	6,359	4.04
Total interest-earning assets	$2,011,306	$67,807	3.37%	$1,973,756	$65,165	3.30%	$1,940,766	$67,090	3.46%
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,753,983	($50,920)	(2.90)%	$1,674,474	($48,108)	(2.87)%	$1,611,388	($49,465)	(3.07)%
Extinguishment of PCs held by Freddie Mac	(87,665)	3,264	3.72	(94,624)	3,509	3.71	(107,986)	3,929	3.64
Total debt securities of consolidated trusts held by third parties	1,666,318	(47,656)	(2.86)	1,579,850	(44,599)	(2.82)	1,503,402	(45,536)	(3.03)
Other debt:
Short-term debt	72,071	(615)	(0.85)	86,284	(350)	(0.41)	108,096	(173)	(0.16)
Long-term debt	264,354	(5,372)	(2.03)	298,040	(5,837)	(1.96)	313,502	(6,435)	(2.05)
Total other debt	336,425	(5,987)	(1.78)	384,324	(6,187)	(1.61)	421,598	(6,608)	(1.57)
Total interest-bearing liabilities	2,002,743	(53,643)	(2.68)	1,964,174	(50,786)	(2.58)	1,925,000	(52,144)	(2.71)
Impact of net non-interest-bearing funding	8,563	—	0.01	9,582	—	0.01	15,766	—	0.02
Total funding of interest-earning assets	$2,011,306	($53,643)	(2.67)%	$1,973,756	($50,786)	(2.57)%	$1,940,766	($52,144)	(2.69)%
Net interest income/yield		$14,164	0.70%		$14,379	0.73%		$14,946	0.77%

(1)
Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $2.4 billion, $2.6 billion and $2.0 billion for loans held by consolidated trusts and $162 million, $215 million and $383 million for loans held by Freddie Mac during 2017, 2016 and 2015, respectively.

FREDDIE MAC | 2017 Form 10-K	24

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

Net Interest Income Rate / Volume Analysis

The table below presents a rate and volume analysis of our net interest income. Our net interest income reflects the reversal of interest income accrued, net of interest received on a cash basis, related to mortgage loans that are on non-accrual status.

	Variance Analysis
	2017 vs. 2016			2016 vs. 2015
(Dollars in millions)	Rate	Volume	Total Change	Rate	Volume	Total Change
Interest-earning assets:
Cash and cash equivalents	$8	($2)	$6	$34	$—	$34
Securities purchased under agreements to resell	380	(9)	371	147	12	159
Advances to lenders and other secured lending	1	9	10	—	7	7
Mortgage-related securities:
Mortgage-related securities	123	(983)	(860)	(61)	(1,383)	(1,444)
Extinguishment of PCs held by Freddie Mac	(14)	259	245	(74)	494	420
Total mortgage-related securities, net	109	(724)	(615)	(135)	(889)	(1,024)
Non-mortgage-related securities	161	14	175	74	11	85
Loans held by consolidated trusts	609	2,720	3,329	(2,479)	2,029	(450)
Loans held by Freddie Mac	165	(799)	(634)	146	(882)	(736)
Total interest-earning assets	$1,433	$1,209	$2,642	($2,213)	$288	($1,925)
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	($508)	($2,304)	($2,812)	$3,246	($1,889)	$1,357
Extinguishment of PCs held by Freddie Mac	14	(259)	(245)	74	(494)	(420)
Total debt securities of consolidated trusts held by third parties	(494)	(2,563)	(3,057)	3,320	(2,383)	937
Other debt:
Short-term debt	(331)	66	(265)	(218)	41	(177)
Long-term debt	(214)	679	465	299	299	598
Total other debt	(545)	745	200	81	340	421
Total interest-bearing liabilities	($1,039)	($1,818)	($2,857)	$3,401	($2,043)	$1,358
Net interest income	$394	($609)	($215)	$1,188	($1,755)	($567)

FREDDIE MAC | 2017 Form 10-K	25

Management's Discussion and Analysis	Consolidated Results of Operations | Benefit (Provision) for Credit Losses

Benefit (Provision) for Credit Losses
Explanation of Key Drivers of Provision for Credit Losses

The benefit (provision) for credit losses predominantly relates to single-family loans and includes components for both collectively impaired loans and individually impaired loans.

■
Collectively impaired loans - The provision for collectively impaired loans is primarily driven by the volume of newly impaired loans and changes in estimated probabilities of default and estimated loss severities for these loans. Estimated probabilities of default and estimated loss severities are based on current conditions and historical data and are heavily influenced by changes in home prices. These estimates are also affected by a number of other factors, such as local and regional economic conditions, changes in reperformance and default rates and the success of our borrower assistance programs.

■
Individually impaired loans - The provision for individually impaired loans is primarily driven by the volume of our loss mitigation activity (e.g., loan modifications) that results in loans being considered TDRs, the payment performance of our individually impaired mortgage portfolio and changes in estimated probabilities of default and estimated loss severities, which affect the future cash flows we expect to receive from these loans. Estimated probabilities of default and estimated loss severities for individually impaired loans are based on the same current conditions and historical data and are affected by the same factors noted above for collectively impaired loans.

Our allowance for loan losses and provision for credit losses are significantly affected by the "interest rate concessions" we make on loans that we have modified (i.e., reductions in the contractual interest rate). When a loan is modified and considered individually impaired, we measure impairment based on the present value of the expected future cash flows discounted at the loan’s original effective interest rate. Under this methodology, we record a loss at the time a loan is modified equal to the difference in the present value of expected future cash flows resulting from the change in the modified loan’s contractual interest rate, which increases the provision for credit losses in that period. An increase in mortgage interest rates lengthens the expected life of individually impaired loans, which increases the impairment on these loans and results in an increase in the provision for credit losses. When a modified loan subsequently performs according to its new contractual terms and we receive the new contractual cash flows (i.e., principal and interest payments), a portion of the discount that was previously applied to those cash flows is amortized into earnings each period and is recognized as a reduction in the provision for credit losses in the period in which the cash flows are received. We refer to this reduction in the provision for credit losses as the "amortization of interest rate concessions."
Our benefit (provision) for credit losses and the amount of charge-offs that we record in the future will be affected by a number of factors, such as:

■	Actual level of loan defaults;

■	The effect of loss mitigation efforts;

■	Any government actions or programs that affect the ability of borrowers to refinance loans, such as loans with an LTV ratio greater than 100%, or obtain modifications;

■	Changes in property values;

FREDDIE MAC | 2017 Form 10-K	26

Management's Discussion and Analysis	Consolidated Results of Operations | Benefit (Provision) for Credit Losses

■	Regional economic conditions, including unemployment rates;

■	Additional delays in the foreclosure process; and

■	Third-party mortgage insurance coverage and recoveries.
Management adjustments may be necessary to take into consideration external factors and current economic events that have occurred but that are not yet reflected in the factors used to derive the outputs of the models used in our provisioning process. Significant judgment is exercised in making these adjustments.
The amount of our benefit (provision) for credit losses may also vary from period to period based on additional factors, such as reclassification of loans from held-for-investment to held-for-sale.
Components of Benefit (Provision) for Credit Losses

The table below presents the components of our benefit (provision) for credit losses.

				Year Over Year Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in billions)	2017	2016	2015	$	%	$	%
Benefit (provision) for newly impaired loans	($0.7)	($0.8)	($0.9)	$0.1	13%	$0.1	11%
Amortization of interest rate concessions	0.7	0.9	1.2	(0.2)	(22)%	(0.3)	(25)%
Reclassifications of held-for-investment loans to held-for-sale loans	0.5	0.8	2.3	(0.3)	(38)%	(1.5)	(65)%
Other, including changes in estimated default probability and loss severity	(0.4)	(0.1)	0.1	(0.3)	(300)%	(0.2)	(200)%
Benefit (provision) for credit losses	$0.1	$0.8	$2.7	($0.7)	(88)%	($1.9)	(70)%
Key Drivers:

■	2017 vs. 2016 - Benefit for credit losses declined in 2017 compared to 2016 primarily driven by:

●	Estimated losses related to hurricanes in 2017;

●	A decrease in the accretion of TDR concessions due to a significant increase in the reclassification of reperforming loans from held-for-investment to held-for-sale; and

●
A change in accounting policy that was elected on January 1, 2017 for loan reclassification from held-for-investment to held-for-sale. See Item Affecting Multiple Lines - Single-Family Loan Reclassifications for further information about this change.

This decrease was partially offset by:

●	Improvement in our estimated loss severity.

■
2016 vs. 2015 - Benefit for credit losses declined in 2016 compared to 2015 primarily due to a decrease in the number of seasoned single-family loans reclassified from held-for-investment to held-for sale in 2016.

FREDDIE MAC | 2017 Form 10-K	27

Management's Discussion and Analysis	Consolidated Results of Operations | Derivative Gains (Losses)

Derivative Gains (Losses)
Explanation of Key Drivers of Derivative Gains (Losses)

Derivative instruments are a key component of our interest-rate risk management strategy. We use derivatives to economically hedge our interest-rate risk exposure. We primarily use interest-rate swaps, option-based derivatives such as swaptions and futures to manage our exposure to changes in interest-rates. We consider the cost of derivatives used in interest-rate risk management to be an inherent part of the cost of funding our mortgage-related investments portfolio.
In addition, we routinely enter into commitments to purchase and sell loans and mortgage-related securities. The majority of these commitments are accounted for as derivative instruments.
We continue to align our derivative portfolio with the changing duration of our assets and liabilities so as to economically hedge them. We manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. We believe the impact of derivatives on our GAAP financial results should be considered in the context of our overall interest-rate risk profile, including our PMVS and duration gap results. For more information about our interest-rate risk management activities and the sensitivity of reported GAAP earnings to those activities, see Risk Management - Market Risk.
During 2017, we started applying hedge accounting to certain single-family mortgage loans and long-term debt to reduce our GAAP earnings volatility. For the first three quarters of 2017, we included gains and losses on derivatives designated in qualifying hedge relationships in other income. Beginning in 4Q 2017, due to the adoption of amended hedge accounting guidance, we included gains and losses on derivatives designated in qualifying hedge relationships in the same line used to present the earnings effect of the hedged item. See Note 9 for more information on hedge accounting and the changes made during 2017.
In addition to fair value changes, derivative gains (losses) include accrual of periodic cash settlements for derivatives while not designated in qualifying hedge relationships. For the first three quarters of 2017, we included the accrual of periodic cash settlements on derivatives in qualifying hedge relationships in derivatives gains (losses). Beginning in 4Q 2017, we included the accrual of periodic cash settlements on derivatives in qualifying hedge relationships in the same line used to present the earnings effect of the hedged item.

■
Fair value changes - Represent changes in the fair value of our derivatives based on market conditions at the end of the period or at the time the derivative instrument is terminated. These amounts may or may not be realized over time, depending on future changes in market conditions and the terms of our derivative instruments.

■
Accrual of periodic cash settlements - Consists of the net amount we accrue during a period for interest-rate swap payments that we will make or receive. This accrual represents the ongoing cost of our hedging activities, and is economically equivalent to interest expense.

Gains and losses on derivatives are affected by a number of factors, including:

■	Changes in interest rates - Our primary derivative instruments are interest-rate swaps, including pay-fixed and receive-fixed interest-rate swaps. With a pay-fixed interest-rate swap, we pay a fixed

FREDDIE MAC | 2017 Form 10-K	28

Management's Discussion and Analysis	Consolidated Results of Operations | Derivative Gains (Losses)

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

■
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

■
Changes in the shape of the yield curve - We own assets and have outstanding debt with different cash flows along the yield curve. We use derivatives to hedge the yield exposure of assets and debt, resulting in derivatives with different maturities. As a result, changes in the shape of the yield curve will affect our derivative gains (losses).

■
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

Components of Derivative Gains (Losses)

The table below presents the components of derivative gains (losses).

				Year Over Year Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	$	%	$	%
Fair value change in interest-rate swaps	$626	$178	($778)	$448	252%	$956	123%
Fair value change in option-based derivatives	(1,041)	421	258	(1,462)	(347)%	163	63%
Fair value change in other derivatives	17	887	22	(870)	(98)%	865	3,932%
Accrual of periodic cash settlements	(1,590)	(1,760)	(2,198)	170	10%	438	20%
Derivative gains (losses)	($1,988)	($274)	($2,696)	($1,714)	(626)%	$2,422	90%
Key Drivers:

■
2017 vs. 2016 - Losses increased, driven by lower levels of volatility during 2017, resulting in larger losses in our options portfolio, coupled with lower fair value gains in our pay-fixed interest rate swaps as long-term interest rates increased less. This was partially offset by reduced fair value losses in our receive-fixed interest rate swaps.

■	2016 vs. 2015 - Derivative losses declined during 2016 primarily due to an increase in longer-term interest rates during the fourth quarter of 2016 resulting in an improvement in the fair value of our

FREDDIE MAC | 2017 Form 10-K	29

Management's Discussion and Analysis	Consolidated Results of Operations | Derivative Gains (Losses)

pay-fixed interest-rate swaps and forward commitments to issue debt securities of consolidated trusts. This improvement in fair value was partially offset by losses in our receive-fixed-interest-rate swaps. The 10-year par swap rate increased 13 basis points during 2016, while the 10-year par swap rate declined 10 basis points during 2015.

FREDDIE MAC | 2017 Form 10-K	30

Management's Discussion and Analysis	Consolidated Results of Operations | Other Income (Loss)

Other Income (Loss)
Explanation of Key Drivers of Other Income (Loss)

The table below presents the components of other income (loss).

				Year Over Year Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	$	%	$	%
Other income (loss)
Non-agency mortgage-related securities settlements	$4,532	$—	$65	$4,532	N/A	($65)	N/A
Gains (losses) on loans	$928	($463)	($2,094)	$1,391	300%	$1,631	78%
Gains (losses) on held-for-sale loan purchase commitments	1,098	663	—	435	66%	663	N/A
All other	786	1,054	1,150	(268)	(25)%	(96)	(8)%
Fair value hedge accounting
Change in fair value of derivatives in qualifying hedge relationships	(215)	N/A	N/A	(215)	N/A	N/A	N/A
Change in fair value of hedged items in qualifying hedge relationships	351	N/A	N/A	351	N/A	N/A	N/A
Total other income (loss)	$7,480	$1,254	($879)	$6,226	496%	$2,133	243%
Key Drivers:

■	2017 vs. 2016 - Other income (loss) increased reflecting:

●
Increased income from our litigation settlement related to our non-agency mortgage-related securities. While we had one large settlement with RBS during 2017, we did not have any significant settlements during 2016; and

●
Greater gains recognized on a higher volume of reperforming loans reclassified from held-for-investment to held-for-sale and subsequently sold, coupled with less loss recognized in 2017 on the reclassification of seriously delinquent loans from held-for-investment to held-for-sale as a result of an accounting policy change in 2017. See Item Affecting Multiple Lines - Single-Family Loan Reclassifications for more information.

■	2016 vs. 2015 - Other income (loss) increased reflecting:

●	Decreased lower-of-cost-or-fair-value adjustments as we reclassified fewer seasoned single-family loans from held-for-investment to held-for-sale during 2016; and

●
Increased gains on multifamily mortgage loans and commitments for which we have elected the fair value option, due to increased market spread-related fair value gains. K Certificate benchmark spreads tightened during 2016 compared to these spreads widening during 2015.

FREDDIE MAC | 2017 Form 10-K	31

Management's Discussion and Analysis	Consolidated Results of Operations | Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss)
Explanation of Key Drivers of Other Comprehensive Income (Loss)

Our investments in securities classified as available-for-sale are measured at fair value on our consolidated balance sheets. The fair value of these securities is primarily affected by changes in interest rates, market spreads and the movement of these securities towards maturity. All unrealized gains and losses on these securities are excluded from earnings and reported in other comprehensive income until realized. We reclassify our unrealized gains and losses from AOCI to earnings upon the sale of the securities or if the securities are determined to be other-than-temporarily impaired.
If, subsequent to the recognition of other-than-temporary impairment, our expectation of the cash flows we will receive on a previously impaired security has significantly increased, we will accrete that increase in cash flows into earnings. The accretion into earnings will generally reduce the amount of unrealized gains that we would have otherwise recognized if not for the accretion.
The following table presents the attribution of the other comprehensive income (loss) reported in our consolidated statements of comprehensive income.

				Year Over Year Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	$	%	$	%
Other comprehensive income, excluding certain items	$1,084	($29)	$374	$1,113	3,838%	($403)	(108)%
Excluded items
Accretion due to significant increases in expected cash flows on previously impaired available-for-sale securities	(164)	(299)	(449)	135	45%	150	33%
Realized (gains) losses reclassified from AOCI	(987)	(369)	(502)	(618)	(167)%	133	26%
Total excluded items	(1,151)	(668)	(951)	(483)	(72)%	283	30%
Total other comprehensive income (loss)	($67)	($697)	($577)	$630	90%	($120)	(21)%
Key Drivers:

■	Other comprehensive income, excluding certain items

●
2017 vs. 2016 - increased primarily due to market spread related gains as market spreads on non-agency and agency mortgage-related securities tightened more during 2017, coupled with smaller interest rate-related losses due to smaller increases in long-term interest rates during 2017.

●
2016 vs. 2015 - decreased primarily due to unrealized losses resulting from an increase in longer-term interest rates, coupled with a decrease in unrealized gains as our non-agency mortgage-related securities portfolio continued to decline consistent with the reduction of our mortgage-related investments portfolio pursuant to the limits established by the Purchase Agreement and FHFA.

FREDDIE MAC | 2017 Form 10-K	32

Management's Discussion and Analysis	Consolidated Results of Operations | Other Comprehensive Income (Loss)

Excluded items include:

■	Accretion due to significant increases in expected cash flows on previously impaired available-for-sale securities

●
2017 vs. 2016 and 2016 vs. 2015 - decreased during both comparative periods primarily due to a decline in the population of impaired securities as a result of our active dispositions of these securities, coupled with a decline in new other-than-temporary impairments.

■	Realized (gains) losses reclassified from AOCI

●
2017 vs. 2016 - reflected larger amounts of reclassified gains during 2017 due to higher realized gains on our non-agency and agency mortgage-related securities sold, as a result of additional spread tightening and an increase in sales of non-agency mortgage-related securities.

●	2016 vs. 2015 - reflected smaller amounts of reclassified gains during 2016 primarily due to a decline in sales of non-agency mortgage-related securities in an unrealized gain position.

FREDDIE MAC | 2017 Form 10-K	33

Management's Discussion and Analysis	Consolidated Results of Operations | Other Key Drivers

Other Key Drivers
Explanation of Other Key Drivers

Key drivers for other line items for 2017 vs. 2016 and 2016 vs. 2015 include:

■	Gains (losses) on extinguishment of debt

●
2017 vs. 2016 - improved primarily due to an increase in the amount of gains recognized from the extinguishment of certain fixed-rate debt securities of consolidated trusts (i.e., PCs), as market interest rates increased between the time of issuance and repurchase. The amount of extinguishment gains or losses may vary, as the type and amount of PCs selected for repurchase are based on our investment and funding strategies, including our efforts to support the liquidity and price performance of our PCs.

●
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

■	Other gains (losses) on investment securities recognized in earnings

●
2017 vs. 2016 - improved primarily due to the recognition of smaller fair value losses on our mortgage and non-mortgage-related securities classified as trading as long-term interest rates increased less during 2017, coupled with larger gains due to additional spread tightening during 2017 on our sales of agency and non-agency mortgage-related securities.

●
2016 vs. 2015 - worsened as we recognized net losses during 2016 compared to net gains during 2015, primarily due to losses on our mortgage-related and non-mortgage-related securities as a result of increasing longer-term interest rates, coupled with less realized gains from our available-for-sale securities, as we sold fewer non-agency securities in an unrealized gain position.

■	Net impairment of available-for-sale securities recognized in earnings

●
2017 vs. 2016 and 2016 vs. 2015 - decreased primarily due to a decline in the population of non-agency mortgage-related securities, including those non-agency mortgage-related securities we intend to sell, as we continue to reduce the less liquid assets in our mortgage-related investments portfolio.

■	Other expense

●
2016 vs. 2015 - decreased primarily driven by property taxes and insurance costs associated with seasoned single-family loans reclassified from held-for-investment to held-for-sale as we reclassified fewer loans in 2016 compared to 2015. These costs are considered part of the loan loss reserves while the loans are classified as held-for-investment. See Item Affecting Multiple Lines - Single-Family Loan Reclassifications for more information.

■	Income tax expense

●
2017 vs. 2016 - increased primarily as a result of the impact of the Tax Cuts and Jobs Act enacted in December 2017, which reduced the statutory corporate income tax rate from 35% to 21%. We measured our net deferred tax asset using the reduced rate and recognized a charge to

FREDDIE MAC | 2017 Form 10-K	34

Management's Discussion and Analysis	Consolidated Results of Operations | Other Key Drivers

income tax expense of $5.4 billion.

●	2016 vs. 2015 - increased primarily due to an increase in pre-tax income.

FREDDIE MAC | 2017 Form 10-K	35

Management's Discussion and Analysis	Consolidated Results of Operations | Item Affecting Multiple Lines

Item Affecting Multiple Lines
Single-Family Loan Reclassifications

During 2017, 2016 and 2015, we reclassified $26.2 billion, $4.7 billion and $13.6 billion, respectively, in UPB of seasoned single-family mortgage loans from held-for-investment to held-for-sale, as we continue to focus on reducing the balance of our less liquid assets.
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
The table below presents the effect of single-family loan reclassifications on income before income tax expense. Beginning in 2017, benefit (provision) for credit losses is the only line item affected by the loan reclassifications from held-for-investment to held-for-sale. Prior to this change (including 2016 and 2015 as presented below), the reclassifications from held-for-investment to held-for-sale affected several line items on our consolidated results of operations.

				Year Over Year Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	$	%	$	%
Benefit (provision) for credit losses	$546	$812	$2,314	($266)	(33)%	($1,502)	(65)%
Other income (loss) - lower-of-cost-or-fair-value adjustment	—	(1,005)	(2,193)	1,005	100%	1,188	54%
Other (expense) - property taxes and insurance associated with these loans	—	(195)	(1,178)	195	100%	983	83%
Effect on income before income tax expense	$546	($388)	($1,057)	$934	241%	$669	63%
Key Drivers:

■
2017 vs. 2016 - Effect on income before income tax expense changed to a gain due to a higher volume primarily of reperforming loans reclassified from held-for-investment to held-for-sale during 2017 compared to a loss recognized primarily on seriously delinquent loans reclassified from held-for-investment to held-for-sale during 2016.

■	2016 vs. 2015 - Effect on income before income tax expense decreased due to a decline in the number of seasoned single-family loans reclassified from held-for-investment to held-for-sale.

FREDDIE MAC | 2017 Form 10-K	36

Management's Discussion and Analysis	Consolidated Balance Sheet Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.

	As of December 31,		Year Over Year Change
(Dollars in millions)	2017	2016	$	%
Assets:
Cash and cash equivalents	$6,848	$12,369	($5,521)	(45)%
Restricted cash and cash equivalents	2,963	9,851	(6,888)	(70)%
Securities purchased under agreements to resell	55,903	51,548	4,355	8%
Subtotal	65,714	73,768	(8,054)	(11)%
Investments in securities, at fair value	84,318	111,547	(27,229)	(24)%
Mortgage loans, net	1,871,217	1,803,003	68,214	4%
Accrued interest receivable	6,355	6,135	220	4%
Derivative assets, net	375	747	(372)	(50)%
Deferred tax assets, net	8,107	15,818	(7,711)	(49)%
Other assets	13,690	12,358	1,332	11%
Total assets	$2,049,776	$2,023,376	$26,400	1%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,221	$6,015	$206	3%
Debt, net	2,034,630	2,002,004	32,626	2%
Derivative liabilities, net	269	795	(526)	(66)%
Other liabilities	8,968	9,487	(519)	(5)%
Total liabilities	2,050,088	2,018,301	31,787	2%
Total equity	(312)	5,075	(5,387)	(106)%
Total liabilities and equity	$2,049,776	$2,023,376	$26,400	1%
Key Drivers:
As of December 31, 2017 compared to December 31, 2016:

■
Cash and cash equivalents, restricted cash and cash equivalents and securities purchased under agreements to resell affect one another and changes in the balances should be viewed together (e.g., cash and cash equivalents can be invested in securities purchased under agreements to resell or other investments). The decrease in the combined balance was primarily due to lower near term cash needs for fewer upcoming maturities and anticipated calls of other debt, and a decrease in prepayment proceeds received by the custodial account driven by increased interest rates, at the end of 2017 compared to the end of 2016.

■ Investments in securities, at fair value decreased as we continued to reduce the mortgage-related investments portfolio during 2017 as required by the Purchase Agreement and FHFA.
■ Deferred tax assets, net decreased primarily due to a reduction in the statutory corporate income tax rate as a result of the Tax Cuts and Jobs Act enacted in December 2017.
■ Other assets increased primarily due to the recognition of receivables on sales of securities which had traded but not settled at year end.
■ Total equity decreased primarily as a result of higher income tax expense due to the reduction of our net deferred tax asset as a result of the Tax Cuts and Jobs Act.

FREDDIE MAC | 2017 Form 10-K	37

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

OUR BUSINESS SEGMENTS
As shown in the table below, we have three reportable segments, which are based on the way we manage our business. Certain activities that are not part of a reportable segment are included in the All Other category.

Segment/Category	Description	Primary Income Drivers		Primary Expense Drivers
Single-family Guarantee	Reflects results from our purchase, securitization and guarantee of single-family loans and the management of single-family mortgage credit risk	•	Guarantee fee income	•	Credit-related expenses
				•	Administrative expenses
				•	Credit risk transfer expenses
Multifamily
Reflects results from our purchase, sale, securitization and guarantee of multifamily loans and securities, our investments in those loans and securities and the management of multifamily mortgage credit risk and market spread risk
		•	Net interest income	•	Losses on loans
		•	Guarantee fee income	•	Investment losses
		•	Gains on loans	•	Derivative losses
		•	Investment gains	•	Administrative expenses
		•	Derivative gains	•	Credit-related expenses
Capital Markets
Reflects results from managing our mortgage-related investments portfolio (excluding Multifamily segment investments, single-family seriously delinquent loans and the credit risk of single-family performing and reperforming loans), treasury function, single-family securitization activities and interest-rate risk
		•	Net interest income	•	Investment losses
		•	Investment gains	•	Derivative losses
		•	Derivative gains	•	Administrative expenses
All Other	Consists of material corporate-level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments		N/A		N/A
Segment Earnings
We evaluate segment performance and allocate resources based on a Segment Earnings approach:

■
We make significant reclassifications among certain line items in our GAAP financial statements to reflect measures of guarantee fee income on guarantees, net interest income on investments and benefit (provision) for credit losses on loans that are in line with how we manage our business.

■	We allocate certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments.

■
The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss). Likewise, the sum of comprehensive income (loss) for each segment and the All Other category equals GAAP comprehensive income (loss).

During 1Q 2017 and 4Q 2017, we changed how we calculate certain components of our Segment Earnings for our Capital Markets segment. Prior period results have been revised to conform to the current period presentation for the 1Q 2017 change. No prior period results required updates for the 4Q 2017 change. For more information on these changes and our segment reclassifications, see Note 13.
Segment Earnings differs significantly from, and should not be used as a substitute for, net income (loss) as determined in accordance with GAAP. Our definition of Segment Earnings may differ from similar measures used by other companies. We believe that Segment Earnings provides us with meaningful metrics to assess the financial performance of each segment and our company as a whole. See Note

FREDDIE MAC | 2017 Form 10-K	38

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

13 for additional details on Segment Earnings, including additional financial information for our segments.
Segment Comprehensive Income

The graph below shows our comprehensive income by segment.

FREDDIE MAC | 2017 Form 10-K	39

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Guarantee
Business Overview

Our Single-family Guarantee segment supports our primary business strategies by creating:
A Better Freddie Mac:

■	Providing market leadership by delivering quality offerings, programs and services to an increasingly diversified customer base and an evolving mortgage market;

■	Improving the customer experience through continued enhancement of our products, programs, processes and technology;

■	Establishing effective risk management activities, including credit risk transfer transactions, that are appropriate for the level of risk; and

■	Developing innovative technology platforms to provide sellers and servicers and Freddie Mac with better methods of assessing and managing single-family mortgage credit risk.
A Better Housing Finance System:

■
Developing and implementing initiatives to cost-effectively reduce taxpayer exposure and offer third-party investors new and innovative ways to share in the credit risk of the single-family credit guarantee portfolio;

■	Expanding access to affordable housing in a responsible manner to support our Charter Mission as well as to meet specific mandated goals;

■	Working with FHFA, Fannie Mae and CSS on the development of a new common securitization platform; and

■
Implementing the single (common) security initiative for Freddie Mac and Fannie Mae, which is intended to increase the liquidity of the TBA market and to reduce the disparities in trading value between our PCs and Fannie Mae's single-class mortgage-related securities.

The U.S. residential mortgage market consists of a primary mortgage market that links homebuyers and lenders and a secondary mortgage market that links lenders and investors. The size of the U.S. residential mortgage market is affected by many factors, including changes in interest rates, unemployment rates, homeownership rates, housing prices, the supply of housing, lender preferences regarding credit risk and borrower preferences regarding mortgage debt.
In accordance with our Charter, we participate in the secondary mortgage market. The Single-family Guarantee segment provides liquidity and support to the single-family market through a variety of activities that include the purchase, securitization and guarantee of single-family loans originated by sellers and servicers. The mix of loan products available for us to purchase is affected by several factors, including the volume of loans meeting the requirements of our Charter, our own preference for credit risk reflected in our purchase standards and the loan purchase and securitization activity of other financial institutions.

FREDDIE MAC | 2017 Form 10-K	40

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Our primary business model is to acquire loans that lenders originate and then pool those loans into mortgage-related securities that can be sold in the capital markets. The returns we generate from these activities are primarily derived from the ongoing guarantee fee we receive in exchange for providing our guarantee of the issued mortgage-related securities.
In order to issue mortgage-related securities, we establish trusts pursuant to our Master Trust Agreements and serve as the trustee of those trusts. The lender or servicer administers the collection of borrowers' payments on their loans and remits the collected funds to us. We administer the distribution of payments to the investors in the mortgage-related securities, net of any applicable guarantee fees. To reduce our exposure under our guarantee, we transfer credit risk on a portion of our single-family credit guarantee portfolio to the private market when it is cost-effective to do so.
The diagram below illustrates our primary business model.
When a borrower prepays a loan that we have securitized, the outstanding balance of the security owned by investors is reduced by the amount of the prepayment. If the borrower becomes delinquent, we continue to make the applicable payments to the investors in the mortgage-related securities pursuant to our guarantee until we purchase the loan out of the trust. We have the option to purchase specified loans, including certain delinquent loans, from the trusts at a purchase price equal to the current UPB of the loan, less any outstanding advances of principal that have been previously distributed. If borrowers become delinquent, we work with the borrowers through our servicers to mitigate our losses through our loan workout programs, which are discussed in more detail in Risk Management. If we are unable to achieve a successful loan workout, we will pursue foreclosure of the underlying property, which will result in a third party sale or an acquisition of the property as REO. The purchase and sale of delinquent loans are done in conjunction with the Capital Markets segment.
Guarantee Fees
We enter into loan purchase agreements with many of our single-family customers that outline the terms under which we agree to purchase loans from them over a period of time. For most of the loans we purchase, the guarantee fees are not specified contractually. Instead, we bid for some or all of the lender’s loan volume on a monthly basis at a guarantee fee that we specify. As a result, our loan purchase volumes from individual customers can fluctuate significantly.
We seek to issue guarantees with fee terms that are commensurate with the aggregate risks assumed and that will, over the long-term, provide guarantee fee income that exceeds the credit-related and administrative expenses on the underlying loans and also provide a return on the capital that would be

FREDDIE MAC | 2017 Form 10-K	41

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

needed to support the related credit risk. The guarantee fees charged on new acquisitions generally consist of:

■	A contractual monthly fee paid as a percentage of the UPB of the underlying loan;

■
Upfront fees, which primarily include delivery fees that are calculated based on credit risk factors such as the loan product type, loan purpose, LTV ratio and credit score. These delivery fees are charged to compensate us for higher levels of risk in some loan products;

■
Upfront payments made or received to buy up or buy down, respectively, the monthly contractual guarantee fee ("buy-up fees" or "buy-down fees"). These fees are paid in conjunction with the formation of a PC to provide for a uniform coupon rate for the mortgage pool underlying the PC. The payments made to buy-up the monthly contractual guarantee fee are not considered compensation for the credit risk assumed for purposes of our financial statements. Consequently, these amounts are allocated to the Capital Markets segment; and

■	Market adjusted pricing costs based on the price performance of our PCs relative to comparable Fannie Mae securities.
We operate in a competitive market by varying our pricing for different customers, loan products and underwriting characteristics. We seek to maintain a broad-ranging mix of loan quality for the loans we purchase. However, sellers may elect to retain loans with better credit characteristics. A seller's decision to retain these loans could result in our purchases having a more adverse credit profile.
We must obtain FHFA's approval to implement across-the-board changes to our guarantee fees. In addition, from time to time, FHFA issues directives or guidance to us affecting the levels of guarantee fees that we may charge for various types of loans. In July 2016, FHFA issued a directive that addressed the safety and soundness risk that could arise if our guarantee fees were not sufficient to compensate us adequately for the credit risk we are taking. This directive puts some constraints on certain aspects of our guarantee fees, such as our ability to reduce the contractual guarantee fee. In December 2017 and February 2018, FHFA issued additional guidance that requires the GSEs to meet certain profitability levels on new fundings beginning in 2018.
Products and Activities

Securitization and Guarantee Products
We offer various types of guarantee and securitization products, primarily single-class securitizations and resecuritizations. In these securitization products, Freddie Mac functions in its capacity as depositor, guarantor, administrator and trustee. We retain the credit risk and transfer the interest-rate and prepayment risks to the investors. While the Single-family Guarantee segment is responsible for the guarantee of our securities, the Capital Markets segment manages the securitization and resecuritization processes.
Single-class Securitization Products
We offer a variety of single-class securitization products to our customers. Our single-class securitization products are pass-through securities that represent undivided beneficial interests in trusts that hold pools of loans. For our fixed-rate PCs, we guarantee the timely payment of principal and interest. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest

FREDDIE MAC | 2017 Form 10-K	42

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

rate for the underlying loans. We also guarantee the full and final payment of principal, but not the timely payment of principal, on ARM PCs. In exchange for our guarantee, we receive an ongoing fee as described in the Guarantee Fees section above.
We issue the following types of single-class securitization products:

■
Guarantor Swap PCs - We offer transactions in which our customers, primarily large mortgage banking companies and commercial banks, provide us with loans in exchange for PCs, as shown in the diagram below:

Guarantor Swap

Mortgage Seller
Mortgage Loans
PC
Cash (Upfront fees, Buy-downs)
Cash (Buy-ups)
Freddie Mac
Mortgage Loans
PC
Guarantee
Cash (Guarantee fee)
Freddie Mac Trust

■
Cash PCs - We offer cash products to our customers, primarily community and regional banks. In these transactions, we purchase performing loans for cash and securitize them for retention in our mortgage-related investments portfolio or for sale to third parties. For the period of time between loan purchase and securitization, we refer to the loan as being in our securitization pipeline. The purchase of loans and sale of PCs are managed by the Capital Markets segment. The diagram below illustrates a cash PC transaction. We securitize reperforming loans using a similar process.

FREDDIE MAC | 2017 Form 10-K	43

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Cash Purchase Process & Securitization of Loans

Mortgage Seller
Freddie Mac
Freddie Mac Trust
Securities Dealers & Investors
Cash (Upfront Fees)
Cash Purchase
Mortgage Loans
Cash
Guarantee
Cash (Guarantee fee)
Mortgage Loans
PC
Cash Auction
PC
Cash

Resecuritization Products
We offer resecuritization products to our customers. Our resecuritization products represent beneficial interests in pools of PCs and certain other types of mortgage assets. We create these securities by using PCs or our previously issued resecuritization products as the underlying collateral. We leverage the issuance of these securities to expand the range of investors in our mortgage-related securities to include those seeking specific security attributes. Similar to our PCs, we guarantee the payment of principal and interest to the investors in our resecuritization products. We do not charge a guarantee fee for these securities if the underlying collateral is already guaranteed by us since no additional credit risk is introduced, although we typically receive a transaction fee as compensation for creating the security and future administrative responsibilities.
All of the cash flows from the collateral underlying our resecuritization products are generally passed through to investors in these securities. We do not issue resecuritization products that have concentrations of credit risk beyond those embedded in the underlying assets. In many of our resecuritization transactions, securities dealers or investors deliver mortgage assets in exchange for the resecuritization product. In certain cases, we may also transfer our own mortgage assets in exchange for the resecuritization product. The resecuritization activities are managed by the Capital Markets segment. The following diagram provides a general example of how we create resecuritization products:

FREDDIE MAC | 2017 Form 10-K	44

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Resecuritization Products
Security Dealer
Collateral (e.g., PCs)
Transaction Fees
Security Classes
Freddie Mac
Collateral (e.g., PCs)
Security Classes
Guarantee
Freddie Mac Trust

We issue the following types of resecuritization products:

■
Giant PCs - Resecuritizations of previously issued PCs or Giant PCs. Giant PCs are single-class securities that involve the straight pass through of all cash flows of the underlying collateral to holders of the beneficial interests.

■
Stripped Giant PCs - Multiclass securities that are formed by resecuritizing previously issued PCs or Giant PCs and issuing stripped securities, including principal-only and interest-only securities or floating rate and inverse interest-only securities, backed by the cash flows from the underlying collateral.

■
REMICs - Resecuritizations of previously issued PCs, Giant PCs, Stripped Giant PCs or REMICs. REMICs are multiclass securities that divide all cash flows of the underlying collateral into two or more classes with varying maturities, payment priorities and coupons.

■
Other securitization products - Guaranteed mortgage-related securities collateralized by non-Freddie Mac mortgage-related securities. However, we have not entered into these types of transactions as part of our Single-family Guarantee business in several years.

Sale of Mortgage Loans
We continually manage the balance of our less liquid assets. We offer to sell select mortgage loans through a variety of methods that include whole loan sales or certain securitization transactions. In these transactions, we reduce or eliminate our credit risk, in addition to our interest-rate and prepayment risk, associated with the underlying mortgage loans. The sale of mortgage loans is managed by the Capital Markets segment.
Our mortgage loans are sold through the following transactions:

■	Whole loan sales - Sales of seriously delinquent or reperforming loans for cash.

FREDDIE MAC | 2017 Form 10-K	45

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

■
Senior subordinate securitization structures (non-consolidated) - Transactions where we issue guaranteed senior securities and unguaranteed subordinated securities. The collateral for these structures primarily consists of reperforming loans. The unguaranteed subordinated securities absorb first losses on the related loans. In these transactions, the loans are not serviced in accordance with our Guide and we do not control the servicing.

Long-term Standby Commitments
We also offer to provide a guarantee on mortgage assets held by third parties, in exchange for guarantee fees, without securitizing those assets. These long-term standby commitments obligate us to purchase seriously delinquent loans that are covered by those commitments. From time to time, we have consented to the termination of our long-term standby commitments and simultaneously entered into guarantor swap transactions with the same counterparty, issuing PCs backed by many of the same loans.

The primary impacts of the aforementioned products and transactions to Segment Earnings are:

•	Guarantee fee income earned on our guarantee of principal and interest payments on these mortgage-related securities;

•
Benefit (provision) for credit losses, which is affected by changes in estimated probabilities of default and estimated loss severities, the actual level of loan defaults, the effect of loss mitigation efforts and payment performance of our individually impaired mortgage portfolio; and

•	Gains and losses recognized on the reclassification of loans held-for-investment to held-for-sale and subsequent sale of these loans.

Common Securitization Platform and the Single (Common) Security
In accordance with FHFA’s 2014 Strategic Plan and the Conservatorship Scorecards, we continue to work with FHFA, Fannie Mae and CSS on the development of a new common securitization platform and the implementation of the single (common) security initiative for Freddie Mac and Fannie Mae.
In December 2016, we and FHFA announced the implementation of Release 1 of the common securitization platform. Under Release 1, we began using the common securitization platform for data acceptance, issuance support and bond administration activities related to certain Freddie Mac single-family fixed-rate mortgage-related securities.
In March 2017, FHFA published "An Update on Implementation of the Single Security and the Common Securitization Platform," which included the timeframe for implementation of Release 2 of the common securitization platform, planned for the second quarter of 2019. Release 2 will allow Freddie Mac and Fannie Mae to issue a single (common) mortgage-related security, to be called the Uniform Mortgage-Backed Security or UMBS. Release 2 will add to the functionality of the platform by, among other things, enabling commingling of Freddie Mac and Fannie Mae UMBS in securitization transactions. Freddie Mac intends to offer an optional exchange program to enable holders to exchange existing 45-day delay fixed-rate Gold PCs for 55-day delay Freddie Mac securities.
On December 4, 2017, FHFA published the "December 2017 FHFA Update on the Single Security Initiative and the Common Securitization Platform." The report emphasized the importance of stakeholder readiness by the end of 2018 and provided updates on key initiative areas such as market outreach activities, continued work with regulatory and industry bodies to resolve open issues and questions and FHFA and Enterprise efforts concerning prepayment speed alignment for TBA securities.

FREDDIE MAC | 2017 Form 10-K	46

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

The target implementation date for Release 2 of the single security initiative remains the second quarter of 2019.
Credit Risk Transfer Transactions
We offer credit risk transfer transactions to third-party investors. Most of our credit risk transfer transactions are designed to transfer a small portion of the expected credit losses, and a significant portion of credit losses in a stressed economic environment, on groups of previously acquired loans to third-party investors. These transactions often have termination dates that are earlier than the maturities of the related loans, and losses on the loans occurring beyond the terms of the transactions are not covered. The following strategic considerations were incorporated into the design of our credit risk transfer transactions:
■    Repeatable and scalable execution with a broad appeal to diversified investors;
■    Execution at a cost that is economically sensible;
■    Minimal effect on the TBA market;

■	Minimize changes required of, and effects on, sellers and servicers by having Freddie Mac serve as the credit manager for investors; and
■    Avoid or seek to mitigate the risk that our losses are not reimbursed timely and in full.
Our primary credit risk transfer transactions include:

■
STACR debt notes - Transactions in which we create a reference pool of loans from our single-family loan portfolio and an associated securitization-like structure with notional credit risk positions (e.g., first loss, mezzanine and senior positions). We issue STACR debt notes related to certain notional credit risk positions to third-party investors and retain the remaining credit risk. In certain of our STACR debt note transactions to date, we transferred risk in both first loss and mezzanine notional credit risk positions, while in other transactions we only transferred risk in the mezzanine notional credit risk position.

We make payments of principal and interest on the issued STACR debt notes, but are not required to repay principal to the extent that the notional credit risk position is reduced as a result of a specified credit event. The interest rate on STACR debt notes is generally higher than on our other unsecured debt securities due to the potential for reductions to their principal balance. The amount of risk transferred in each transaction affects the interest rate we pay on the notes.
Generally, the notional amounts of the credit risk positions will be reduced based on scheduled and unscheduled principal payments that occur on the loans in the reference pool. The notional amounts are also reduced by losses from loans in the reference pool when certain specified credit events occur. Losses may be allocated to the notional amounts of the credit risk positions based on calculated losses using a predefined formula or based on the actual losses on the loans in the reference pool. For loans that are covered by credit risk transfer transactions based on calculated losses, we may write down STACR debt notes or receive reimbursement of losses when the loans experience a credit event, which predominantly includes a loan becoming 180 days delinquent. For loans that are covered by credit risk transfer transactions based on actual losses, we may write down STACR debt notes or receive reimbursement of losses once an actual loss event (e.g., short sale, third-party sale or REO disposition) occurs.

FREDDIE MAC | 2017 Form 10-K	47

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

The following diagram illustrates a typical STACR debt note transaction:

STACR Debt Note Transactions

Freddie Mac
Cash
STACR Debt Notes
Investors
Position Held By:
Reference Pool of Mortgages
Senior loss position
Freddie Mac (non-issued)
Mezzanine loss position
Freddie Mac (non-issued)
STACR Debt Notes
First loss position
Freddie Mac (non-issued)
STACR Debt Notes
Allocation of Losses

■
ACIS insurance policies - Transactions in which we purchase insurance policies, generally underwritten by a group of insurers and reinsurers, that provide credit protection for certain specified credit events that occur and are typically allocated to the non-issued notional credit risk positions of a STACR debt note transaction (i.e., the risk positions that Freddie Mac retains). Under each of these insurance policies, we pay monthly premiums that are determined based on the outstanding balance of the reference pool. We may also enter into ACIS transactions that provide credit protection for certain specified credit events on loans not included in a reference pool created for a STACR debt note transaction. When specific credit events occur, we receive compensation from the insurance policy up to an aggregate limit based on actual losses. We require our counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies.

FREDDIE MAC | 2017 Form 10-K	48

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

The primary impacts of our credit risk transfer transactions to Segment Earnings are:

•	Interest expense on our STACR debt notes;

•	Fair value gains and losses recognized on certain of our STACR debt notes;

•	Premium expense for insurance coverage under the ACIS contracts; and

•
Benefits recognized from recoveries under the CRT transactions. Benefits from certain of our STACR debt notes are recognized as gains on extinguishment of debt, whereas benefits from other CRT transactions are recognized as other income.

We also use other types of credit risk transfer transactions and credit enhancements, such as senior subordinate securitization transactions and primary mortgage insurance, to mitigate our credit risk exposure. See Risk Management - Single-Family Mortgage Credit Risk for additional information on our credit risk transfer transactions, as well as the other types of credit enhancements we use.
Customers

Our customers in the Single-family Guarantee segment are predominantly financial institutions that originate, sell and perform the ongoing servicing of loans for new or existing homeowners. These companies include mortgage banking companies, commercial banks, regional banks, community banks, credit unions, HFAs, savings institutions and other non-depository financial institutions. Many of these companies are both sellers and servicers for us. In addition, we also maintain relationships with investors and dealers in our guaranteed mortgage-related securities.
We acquire a significant portion of our loans from several lenders that are among the largest originators in the U.S. In addition, a significant portion of our single-family loans is serviced by several large servicers. The graphs below present the concentration of our single-family purchase volume for 2017 and our loan servicing as of December 31, 2017 among our top five customers.

FREDDIE MAC | 2017 Form 10-K	49

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Percentage of Single-Family Purchase Volume

Percentage of Single-Family Servicing Volume(1)
(1) Percentage of servicing volume is based on the total single-family credit guarantee portfolio, excluding loans where we do not exercise control over the associated servicing.

FREDDIE MAC | 2017 Form 10-K	50

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee
For additional information about seller and servicer concentration risk and our relationships with our seller and servicer customers, see Risk Management - Counterparty Credit Risk - Sellers and Servicers and Note 14.
Competition

Our principal competitors in the Single-family Guarantee segment are Fannie Mae, FHA/VA (with Ginnie Mae securitization) and other financial institutions that retain or securitize loans, such as commercial and investment banks, dealers and savings institutions. We compete on the basis of price, products, securities structure and service. Competition to acquire single-family loans can also be significantly affected by changes in our credit standards. The conservatorship, including direction provided to us by our Conservator, may affect our ability to compete. For more information, see Risk Factors - Other Risks - Competition from banking and non-banking institutions (including Fannie Mae and FHA/VA with Ginnie Mae securitization) may harm our business. FHFA’s actions as Conservator of both companies could affect competition between us and Fannie Mae.

FREDDIE MAC | 2017 Form 10-K	51

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Market Conditions

The graphs and related discussion below present certain single-family market indicators, for the most recent five years, that can significantly affect the business and financial results of our Single-family Guarantee segment.
U.S. Single-Family Originations
Source: Inside Mortgage Finance dated January 26, 2018.

U.S. Single-Family Home Sales
Source: National Association of Realtors news release dated January 24, 2018 and U.S. Census Bureau news release dated January 25, 2018.
Commentary

■	U.S. single-family loan origination volumes decreased in 2017 compared to 2016, driven by lower refinance volume as a result of higher average mortgage interest rates.

■
U.S. single-family home sales volume increased in 2017 compared to 2016, driven by favorable economic conditions, such as historically low mortgage interest rates, continued home price appreciation and a declining unemployment rate.

■
In 2018, we expect continued growth in U.S. single-family home purchase volume due to a gradual increase in housing supply, and lower refinance volume driven by a moderate increase in mortgage interest rates. Freddie Mac's single-family loan purchase volumes typically follow similar trends.

FREDDIE MAC | 2017 Form 10-K	52

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Mortgage Debt Outstanding as of December 31,
Source: Federal Reserve Financial Accounts of the United States of America dated December 7, 2017. For 2017, the amount is as of September 30, 2017 (latest available information).

Single-Family Serious Delinquency Rates as of December 31,
Source: National Delinquency Survey from the Mortgage Bankers Association. For 2017, the rates (excluding Freddie Mac) are as of September 30, 2017 (latest available information).
Commentary

■
U.S. single-family mortgage debt outstanding increased in 2017 compared to 2016, primarily driven by house price appreciation. An increase in U.S. single-family mortgage debt outstanding, combined with our sustained market share, typically results in growth of our single-family credit guarantee portfolio.

■
The U.S. single-family serious delinquency rate decreased slightly in 2017 compared to 2016 due to macroeconomic factors, such as a low unemployment rate and continued home price appreciation, offset by the impacts of the hurricanes in 2017. Our single-family serious delinquency rate typically follows a similar trend. See Risk Management - Single-Family Mortgage Credit Risk - Single-Family Credit Guarantee Portfolio for additional information on our serious delinquency rate.

■
As reported by the U.S. Census Bureau, the U.S. homeownership rate was 64.2% in the fourth quarter of 2017 compared to a high point of 69.2% in the fourth quarter of 2004, and the average of 66.1% from 1990 to the present.

FREDDIE MAC | 2017 Form 10-K	53

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Business Results

The following graphs and related discussion present the business results of our Single-family Guarantee segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose

Number of Families Helped to Own a Home

FREDDIE MAC | 2017 Form 10-K	54

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Commentary

■
We maintain a consistent market presence by providing lenders with a constant source of liquidity for conforming loan products. We have funded approximately 15.7 million single-family homes since January 1, 2009 and purchased approximately 1.4 million HARP loans since the initiative began in 2009, including over 13,000 during 2017.

■
Our loan purchase and guarantee activity decreased in 2017 compared to 2016 due to lower refinance volume driven by higher average mortgage interest rates, partially offset by an increase in home purchase loan volume due to favorable macroeconomic conditions, such as historically low mortgage interest rates and a declining unemployment rate.

■
We continued working to improve access to affordable housing, including through our Home Possible® loan initiatives. Our Home Possible® loan initiatives offer down payment options as low as 3% and are designed to help qualified borrowers with limited savings buy a home. We purchased over 95,000 loans under these initiatives in 2017. We also continue to implement programs that support responsibly broadening access to affordable housing by:

●	Improving the effectiveness of pre-purchase and early delinquency counseling for borrowers;

●	Expanding our ability to support borrowers who do not have a credit score;

●	Implementing the Duty To Serve Underserved Markets plan; and

●	Increasing support for first-time home buyers.
While we are responsibly expanding our programs and outreach capabilities to better serve low- and moderate-income borrowers and underserved markets, these loans result in increased credit risk. Expanding access to affordable housing will continue to be a top priority in 2018. See Regulation and Supervision - Legislative and Regulatory Developments - Duty to Serve Underserved Markets Plan for more information.

FREDDIE MAC | 2017 Form 10-K	55

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio as of December 31,

Single-Family Loans as of December 31,
Commentary

■
The single-family credit guarantee portfolio increased during 2017 by approximately 4%, driven in part by an increase in U.S. single-family mortgage debt outstanding as a result of continued home price appreciation, combined with our share of U.S. single-family origination volume remaining stable.

■	The Core single-family loan portfolio grew to 78% of the single-family credit guarantee portfolio at December 31, 2017 compared to 73% at December 31, 2016.

■
The Legacy and relief refinance single-family loan portfolio declined to 22% of the single-family credit guarantee portfolio at December 31, 2017 compared to 27% at December 31, 2016, primarily driven by liquidations.

FREDDIE MAC | 2017 Form 10-K	56

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Guarantee Fees

The average portfolio Segment Earnings guarantee fee rate recognizes upfront fee income over the contractual life of the related loans (usually 30 years). If the related loans prepay, the remaining upfront fee income is recognized immediately. In contrast, the average guarantee fee rate charged on new acquisitions recognizes upfront fee income over the estimated life of the related loans using our expectations of prepayments and other liquidations. See Single-family Guarantee - Business Overview - Guarantee Fees for more information on our guarantee fees.
Average Portfolio Segment Earnings Guarantee Fee Rate(1)(2) for the Year Ended December 31,

Average Guarantee Fee Rate(1) Charged on New Acquisitions for the Year Ended December 31,
(1) Excludes the legislated 10 basis point increase in guarantee fees.
(2) Reflects an average rate for our total single-family credit guarantee portfolio and is not limited to purchases in the applicable period.
Commentary

■
Average portfolio Segment Earnings guarantee fees decreased slightly in 2017 compared to 2016 due to a decline in the recognition of amortized fees driven by lower prepayments as a result of higher average mortgage interest rates. This decrease was partially offset by an increase in contractual guarantee fees as older vintages were replaced by acquisitions of new loans with higher contractual guarantee fees.

■
Guarantee fees charged on new acquisitions decreased in 2017 compared to 2016 due to competitive pricing, partially offset by lower market-adjusted pricing costs based on the improved price performance of our PCs relative to Fannie Mae securities.

FREDDIE MAC | 2017 Form 10-K	57

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Risk Transfer (CRT) Activities

We transfer credit risk on a portion of our single-family credit guarantee portfolio to the private market, which reduces the risk of future losses to us and taxpayers when borrowers go into default. In our STACR debt note and ACIS transactions, we pay interest to investors or premiums to insurers or reinsurers in exchange for their taking on a portion of the credit risk on the mortgage loans in the related reference pool. These payments effectively reduce our guarantee fee income from the PCs backed by the mortgage loans in the related reference pools. See Single-Family Guarantee - Business Overview - Credit Risk Transfer Transactions for more information on our CRT transactions.
The following charts present the issuance amounts for the STACR debt note, ACIS and Deep MI CRT transactions that occurred during 2017 and the cumulative issuance amount of all STACR debt note, ACIS and Deep MI CRT transactions as of December 31, 2017 by loss position and the party holding each loss position.
New STACR Debt Note, ACIS and Deep MI CRT Transactions for the Year Ended December 31, 2017(1)

(In billions)
Senior	Freddie Mac $258.3				Reference Pool $268.3

Mezzanine	Freddie Mac $0.7	ACIS $1.9	STACR Debt Notes $4.7	Deep MI CRT $0.1

First Loss	Freddie Mac $1.4	ACIS $0.3	STACR Debt Notes $0.9

Cumulative STACR Debt Note, ACIS and Deep MI CRT Transactions as of December 31, 2017(1)(2)

(In billions)
Senior	Freddie Mac $826.8				Reference Pool $866.1

Mezzanine	Freddie Mac $2.1	ACIS $7.5	STACR Debt Notes $22.0	Deep MI CRT $0.2

First Loss	Freddie Mac $4.7	ACIS $0.9	STACR Debt Notes $1.9

(1)	The amounts represent the UPB upon issuance of STACR debt notes and execution of ACIS and Deep MI CRT transactions.

(2)
For the current outstanding coverage provided by our STACR debt note and ACIS transactions, see Risk Management - Single-Family Mortgage Credit Risk - Offering Private Investors New and Innovative Ways to Share in the Credit Risk of the Single-Family Loan Portfolio.

Commentary

■
In 2017, we transferred a portion of credit risk associated with $280.1 billion in UPB of loans in our single-family credit guarantee portfolio through STACR debt note, ACIS, senior subordinate securitization structure, seller indemnification and Deep MI CRT transactions. Significant recent developments include the following:

●	We executed a new senior subordinate securitization structure transaction, which allows for issuance of guaranteed PCs and unguaranteed subordinated certificates backed by participation

FREDDIE MAC | 2017 Form 10-K	58

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

interests in recently originated mortgage loans acquired by Freddie Mac through our cash loan purchase program.

●
We developed a new ACIS transaction, which unlike prior ACIS transactions, allows for coverage to begin at the time Freddie Mac purchases the mortgage loans. The reference pool associated with this transaction will aggregate over a period of time and will be based on a pre-negotiated forward contract with one or more reinsurers.

●	We executed a new STACR debt note transaction backed by HARP fixed-rate mortgages issued after 2008.

■
Since we began transferring credit risk in 2013, we have completed 84 credit risk transfer transactions that, upon execution, covered $881.9 billion in principal of loans in our single-family credit guarantee portfolio.

■
Our expected guarantee fee income on the loans within the STACR debt note and ACIS reference pools has been effectively reduced by approximately 30%, on average, for transactions executed as of December 31, 2017.

■
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

■
As of December 31, 2017 there has not been a significant number of loans in our STACR debt note and ACIS reference pools that have experienced a credit event. As a result, we experienced minimal write-downs on our STACR debt notes and filed minimal claims for reimbursement of losses under our ACIS transactions. We expect losses may increase on loans in the reference pools in our existing CRT transactions from Hurricanes Harvey and Irma.

■
The 2018 Conservatorship Scorecard sets a goal for us to transfer a meaningful portion of credit risk on at least 90% of the UPB of certain categories of newly acquired single-family loans, such as non-HARP fixed-rate loans with terms greater than 20 years and LTV ratios above 60%.

We continue to evaluate our credit risk transfer strategy and to make changes depending on market conditions and our business strategy. The aggregate cost of our credit risk transfer activity will continue to increase as we continue to transfer risk on new originations.

FREDDIE MAC | 2017 Form 10-K	59

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

Number of Families Helped to Avoid Foreclosure

Loan Workout Activity
Commentary

■
We continue to help struggling families retain their homes or otherwise avoid foreclosure through loan workouts. Our loan workout activity increased slightly in 2017 compared to 2016, consistent with the increase in the number of delinquent loans in the single-family credit guarantee portfolio due to the hurricane events in the third quarter of 2017.

■
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we sold seriously delinquent loans totaling $0.5 billion in UPB during 2017. Of the $17.0 billion in UPB of single-family loans classified as held-for-sale at December 31, 2017, $2.1 billion related to loans that were seriously delinquent. We believe selling these loans provides better economic returns than continuing to hold them.

■
The relief refinance program is being replaced with the high LTV relief refinance (Enhanced Relief RefinanceSM) program, which will be available in January 2019 for loans originated on or after October 1, 2017. This program provides liquidity for borrowers who are current on their mortgages but are unable to refinance because their LTV ratios exceed our standard refinance limits. In addition, the HARP program has been extended for applications through December 31, 2018 to ensure that borrowers who have a high LTV ratio and are eligible for HARP will continue to have a refinance option. See Risk Management for additional information on our loan workout activities.

FREDDIE MAC | 2017 Form 10-K	60

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Financial Results

The table below presents the components of the Segment Earnings and comprehensive income for our Single-family Guarantee segment.

				Year Over Year Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	$	%	$	%
Guarantee fee income	$6,094	$6,091	$5,152	$3	—%	$939	18%
Provision for credit losses	(816)	(517)	(283)	(299)	(58)%	(234)	(83)%
Other non-interest income	1,505	447	136	1,058	237%	311	229%
Administrative expense	(1,381)	(1,323)	(1,285)	(58)	(4)%	(38)	(3)%
REO operations expense	(203)	(298)	(341)	95	32%	43	13%
Other non-interest expense	(1,382)	(1,169)	(794)	(213)	(18)%	(375)	(47)%
Segment Earnings before income tax expense	3,817	3,231	2,585	586	18%	646	25%
Income tax expense	(1,316)	(1,061)	(807)	(255)	(24)%	(254)	(31)%
Segment Earnings, net of taxes	2,501	2,170	1,778	331	15%	392	22%
Total other comprehensive income (loss), net of tax	40	(9)	12	49	544%	(21)	(175)%
Total comprehensive income	$2,541	$2,161	$1,790	$380	18%	$371	21%
Key Drivers:

■	2017 vs. 2016

●
Continued growth in our single-family credit guarantee portfolio and higher average contractual guarantee fee rates, offset by lower upfront fee amortization due to lower prepayments, resulted in guarantee fee income remaining relatively unchanged.

●	Increased provision for credit losses due to estimated losses related to the hurricanes in 2017, offset by improvements in loss severity.

●
Higher volume of reperforming loans reclassified from held-for-investment to held-for-sale and subsequently sold resulted in gains in 2017 compared to losses recognized on seriously delinquent loans in 2016.

●
Higher outstanding cumulative volumes of credit risk transfer transactions resulted in increased credit risk transfer expense (interest expense on STACR debt notes and premiums paid to ACIS counterparties) in 2017.

■	2016 vs. 2015

●
Continued growth in our single-family credit guarantee portfolio and higher average contractual guarantee fee rates, as well as higher amortization of upfront fees due to increased loan prepayments, resulted in increased guarantee fee income.

●
Increased provision for credit losses primarily due to higher total interest rate concessions resulting from the longer expected life of certain modified loans driven by rising mortgage interest rates in 4Q 2016.

●	Lower volume of seriously delinquent single-family loans reclassified from held-for-investment to held-for-sale in 2016.

FREDDIE MAC | 2017 Form 10-K	61

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

●	Increased fair value losses on STACR debt notes, as market spreads between STACR yields and LIBOR tightened more in 2016.

●
Higher outstanding cumulative volumes of credit risk transfer transactions resulted in increased credit risk transfer expense (interest expense on STACR debt notes and premiums paid to ACIS counterparties) in 2016.

FREDDIE MAC | 2017 Form 10-K	62

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Overview

The Multifamily segment supports our primary business strategies by creating:
A Better Freddie Mac:

■	Continuing to provide financing to the multifamily mortgage market and expanding our market presence for workforce housing in line with our mission;

■	Improving our risk-adjusted returns by leveraging private capital in our credit risk transfer transactions;

■	Identifying new opportunities beyond our existing K Certificate and SB Certificate transactions to cost-effectively transfer credit risk to third parties and reduce taxpayer exposure; and

■	Maintaining strong credit and capital management discipline.
A Better Housing Finance System:

■	Operating in a customer focused manner, in an effort to build value and support the creation of a strong, long-lasting rental housing system; and

■	Fostering innovation through the development of products that expand the availability of workforce housing in the marketplace.
The Multifamily segment provides liquidity and support to the multifamily mortgage market through a variety of activities that include the purchase, guarantee, sale and/or securitization of multifamily mortgage loans and mortgage-related securities. The overall market demand for multifamily loans is generally affected by local and regional economic factors, such as unemployment rates, construction cycles, property prices, preferences for homeownership versus renting and the relative affordability of single-family homes, as well as certain macroeconomic factors, such as interest rates.
Our primary business model is to acquire multifamily loans for aggregation and then securitization through the issuance and guarantee of debt securities. The returns we generate from these activities are primarily derived from (i) the net interest income we earn on the loans prior to their securitization, (ii) the price received upon securitization of the loans versus the price we paid to acquire the loans and (iii) the ongoing guarantee fee we receive in exchange for providing our guarantee of the issued debt securities. We evaluate these factors collectively in order to maximize our returns and to assess the profitability of any given transaction.
Our securitization activities generally provide us with a mechanism to finance our loan product offerings and to transfer a large majority of expected and stress credit losses of the loans that we purchase to third parties. For multifamily loans that we do not intend to securitize, we may pursue other strategies, including structured sales or the execution of other credit risk transfer products designed to transfer all or a portion of the loans' credit risk to third parties, therefore reducing taxpayer exposure.
Our support of the multifamily market generally begins with our underwriting of the mortgage loans that we commit to purchase from our approved lenders and typically ends with the disposition of those loans, generally through a borrower payoff. Through our support of the multifamily mortgage market,

FREDDIE MAC | 2017 Form 10-K	63

Management's Discussion and Analysis	Our Business Segments | Multifamily

borrowers can obtain lower financing costs, which can benefit renters through lower rental rates and/or improved services or amenities.
Products and Activities

Loan Products
Through our network of approved lenders, we offer borrowers a variety of loan products for the acquisition, construction, refinance and/or rehabilitation of multifamily properties. While our approved lenders originate the loans that we purchase, we use a prior-approval underwriting approach, in contrast to the delegated underwriting approach used in our Single-Family Guarantee segment. Under this approach, we maintain credit discipline by completing our own underwriting, credit review and legal review for each loan, including review of third-party appraisals and cash flow analysis, prior to issuing a loan purchase commitment. We also price every loan or transaction based on the specific terms, structure and type of execution.
Multifamily loans are typically originated by our lenders without recourse to the borrower, making repayment dependent on the cash flows generated by the underlying property. Cash flows generated by a property are significantly influenced by vacancy and rental rates, as well as conditions in the local rental market, the physical condition of the property, the quality of property management and the level of operating expenses.
Our primary multifamily loan products include the following:

■
Conventional loans - Financing that includes fixed-rate and floating-rate loans, loans in lease-up and with moderate property upgrades, manufactured housing community loans, student housing loans, supplemental loans and certain Green Advantage loans.

■	Senior housing loans - Financing for independent living properties, assisted living properties and properties with skilled nursing or memory care.

■
Small balance loans - Financing provided to small rental property borrowers for the acquisition or refinance of multifamily properties. Financing ranges from $1 million to $7.5 million and is focused on properties from 5 to 50 units.

■
Targeted affordable housing - Financing provided to borrowers in underserved areas that have restricted units affordable to households with low income (earning up to 80% of the area median income) and very-low income (earning up to 50% of the area median income) and that typically receive government subsidies.

The amount and type of multifamily loans that we purchase is significantly influenced by the production cap that is established by the annual Conservatorship Scorecard, which limits the aggregate UPB of multifamily loans we may purchase in a year. While purchases of certain multifamily loans are subject to the cap, purchases of multifamily loans that support workforce housing in affordable and underserved markets and that support improvements to energy or water efficiency are generally not subject to the cap. Examples of multifamily loans that are either not subject to the cap or only partially subject to the cap include certain small balance loans, senior housing loans, manufactured housing loans, targeted affordable housing loans and Green Advantage loans.

FREDDIE MAC | 2017 Form 10-K	64

Management's Discussion and Analysis	Our Business Segments | Multifamily

In addition, the amount and type of multifamily loans that we purchase is influenced by our current business strategy (e.g., whether to maintain or grow our share of the multifamily mortgage market) and overall market demand for multifamily loan products.
Loan Purchase Commitments
Prior to issuing an unconditional commitment to purchase a multifamily loan, we negotiate with the lender and borrower to determine the specific economic terms and conditions of our commitment, including the loan's purchase price or mortgage spread. During periods when we seek to increase our share of the total multifamily mortgage debt outstanding, we strategically bid more competitively, generally resulting in a higher commitment price or lower mortgage spread, and potentially reduced profitability.
At the time we commit to purchase a multifamily loan, we preliminarily determine our intent with respect to that loan. For commitments to purchase loans that we intend to sell or securitize (i.e., held-for-sale commitments), we elect the fair value option and therefore recognize and measure these commitments at fair value in our consolidated financial statements. No such election is made for commitments to purchase loans that we intend to hold for the foreseeable future (i.e., held-for-investment commitments), and therefore these commitments are not recognized in our consolidated financial statements.

The primary impacts to Segment Earnings are:

•
For each of our held-for-sale commitments, at commitment date, we recognize the estimated fair value of the commitment into earnings, which represents the gain we expect to realize on the sale of the loan. This unrealized gain, which results from our ability to purchase loans in the whole loan market while exiting through the securitization market effectively represents the incremental benefit that can be realized by accessing the securitization market; and

•
After commitment date, but prior to settlement, we recognize changes in the fair value of the commitment into earnings. These fair value adjustments result from changes in the pricing of our securitizations due to changes in interest rates and securitization market spreads.

Loan Purchase
When we purchase a loan, we finalize our intent with respect to that loan. Multifamily loans that we intend to hold for the foreseeable future are classified as held-for-investment and measured at amortized cost, while multifamily loans that we intend to sell or securitize are classified as held-for-sale and typically measured at fair value through a separate fair value option election.
The vast majority of all new multifamily loan purchases are initially classified as held-for-sale and included in our securitization pipeline. The holding period for loans in our securitization pipeline generally ranges between two and five months, as we aggregate sufficient loan products with similar terms and risk characteristics to securitize. For example, loans purchased during the first quarter will generally be used as collateral for securitizations that occur in the second and third quarters of that same year.
Our multifamily held-for-sale commitments and held-for-sale loans are subject to changes in fair value due to two main risks: (i) interest-rate risk and (ii) spread risk. While we use derivatives to economically hedge the interest rate-related fair value changes of most of our multifamily commitments and loans measured at fair value, we continue to be exposed to spread-related fair value changes. We partially reduce our spread-related fair value exposure by purchasing certain spread-related derivatives, thereby obtaining protection against adverse movements in market spreads. We refer to the fair value

FREDDIE MAC | 2017 Form 10-K	65

Management's Discussion and Analysis	Our Business Segments | Multifamily

adjustments resulting from changes in these risks, net of any offsetting fair value adjustments from our derivatives, as our holding period fair value gains and losses.

The primary impacts to Segment Earnings are:

•
During the holding period, we recognize changes in the fair value of loans classified as held-for-sale into earnings. These fair value adjustments result from changes in the pricing of our securitizations due to changes in interest rates and securitization market spreads;

•	Fair value gains or losses recognized on interest-rate and spread-related derivatives. These changes generally offset fair value changes on the loans; and

•	Interest income on loans while held in our Mortgage Investments Portfolio.

Securitization, Guarantee and Credit Risk Transfer Products
In our Multifamily segment, we issue or enter into various types of securitization, guarantee and credit risk transfer products or transactions. These products, except for our other credit risk transfer products (i.e., loan sales and SCR debt notes), make up our guarantee portfolio.
The collateral used in our securitization products can vary and may include loans underwritten and purchased by us at loan origination or loans we do not own prior to securitization and that we underwrite after (rather than at) origination. In our typical securitizations, we guarantee some or all of the securities issued as part of the transaction. In exchange for providing this guarantee, we receive an ongoing guarantee fee that is commensurate with the risks assumed and that will, over the long-term, provide us with guarantee fee income that is expected to exceed the credit-related and administrative expenses of the underlying loans. Structural deal features, such as term, type of underlying loan product and subordination levels generally influence the deal's risk profile, which ultimately affects the guarantee fee rate we set at the time of securitization.
For securitizations using collateral that we own, we select a securitization structure and level of subordination to optimize the combination of gains we earn when we sell the loans for securitization and the ongoing guarantee fees we will receive over time. For example, depending on the securitization product and subordination levels selected, we may realize a higher (lower) gain on sale, but recognize lower (higher) ongoing guarantee fee income.
While most of our securitizations result in the transfer of credit risk through the issuance of multi-class securities, typically through the issuance of K Certificates and SB Certificates, we also issue and guarantee a smaller number of other types of single-class and multi-class securities that do not result in the transfer of credit risk. We continue to seek new and innovative credit risk transfer opportunities beyond our current product offerings so that we can provide further liquidity to the multifamily market and reduce taxpayer exposure to credit risk.
Credit Risk Transfer Securitizations
Our credit risk transfer securitizations typically involve the issuance of senior, mezzanine and subordinated securities that represent undivided beneficial interests in trusts that hold pools of multifamily loans that we previously purchased. The volume of our credit risk transfer securitizations is generally influenced by the size of our securitization pipeline, along with market demand for multifamily securities. Our principal credit risk transfer securitization products are K Certificates and SB Certificates. As shown in the diagram below, in a typical K Certificate transaction, we sell multifamily loans to a non-

FREDDIE MAC | 2017 Form 10-K	66

Management's Discussion and Analysis	Our Business Segments | Multifamily

Freddie Mac securitization trust that issues senior, mezzanine and subordinated securities, and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. In these transactions, we guarantee the senior securities, but do not issue or guarantee the mezzanine or subordinated securities. As a result, a large majority of expected and stress credit risk is sold to third-party investors through the mezzanine and subordinated securities, thereby reducing our credit risk exposure.

K Certificate Transactions

Mortgage Seller
Mortgage Loans
Cash
Freddie Mac
Mortgage Loans
Cash
Guarantee
Cash (Guarantee Fee)
Guarantee
Non-Freddie Mac Trust
Guaranteed Bonds (Senior)
Cash
Freddie Mac Trust
Unguaranteed bonds (subordinate and mezzanine)
Cash
Guaranteed K Certificates
Cash
Investors

■
K Certificates - Regularly issued structured pass-through securities backed by recently originated multifamily loans. This product provides investors with a wide-range of structural and collateral options that provide for stable cash flows and a structured credit enhancement. While the amount of guarantee fee we receive may vary by collateral type, it is generally fixed for those K Certificate series that we issue with regular frequency (e.g., 5, 7 and 10-year fixed-rate K Certificates and our Floating Rate K Certificates). The guarantee fee received on these standard K Certificates currently ranges between 20 basis points and 50 basis points.

The guarantee fee on K Certificates that we do not issue on a regular basis, such as our single-sponsor K Certificates, is determined based on the specific risks associated with the underlying collateral and the structure of the securitization, including tranche sizes and risk distribution.

■
SB Certificates - Regularly issued securities typically backed by multifamily small balance loans that we underwrite at loan origination and purchase prior to securitization. Similar to our K Certificate transactions, a non-Freddie Mac trust will issue the senior classes of securities, which we guarantee, as well as the unguaranteed subordinated securities. However, unlike our K Certificate transactions, we do not purchase the senior classes of securities, nor do we place those securities into a Freddie Mac Trust. The guarantee fee we receive in these transactions is generally 35 basis points.

From time to time, we may undertake certain activities to support the liquidity of K Certificates and SB Certificates. For more information, see Risk Factors - Other Risks - The profitability of our

FREDDIE MAC | 2017 Form 10-K	67

Management's Discussion and Analysis	Our Business Segments | Multifamily

multifamily business could be adversely affected by a significant decrease in demand for our K Certificates and SB Certificates.
In addition to our K Certificate and SB Certificate transactions, we also issue the following credit risk transfer securitization products:

■
ML Certificates - We securitize pools of tax-exempt or taxable loans that we underwrite and own prior to securitization and issue both guaranteed senior ML Certificates and unguaranteed subordinated ML Certificates. The guarantee fee received on our ML Certificates is negotiated.

■
Multifamily Aggregation Risk Transfer Certificates (KT Certificates) - These securities are backed by a revolving pool of multifamily loans that are awaiting sale into a K Certificate transaction. Using this structure, we issue guaranteed senior securities and unguaranteed mezzanine and subordinated securities to third parties. During the revolving period of this product, we will purchase loans from the KT trust for sale into a K Certificate transaction and replace those purchased loans with additional eligible loans. Through this product we are able to transfer a portion of the front-end credit risk associated with our securitization pipeline prior to final securitization. Given our right to purchase loans from the KT trust, we consolidate this structure and the loans in the revolving pool remain in our securitization pipeline until securitization.

Other Securitization Products
Our other securitization products involve the issuance of single-class or multiclass pass-through securities that represent beneficial interests in trusts that hold pools of multifamily loans. We guarantee the single-class securities and may guarantee some or all of the multi-class securities. The collateral for these securitizations may include loans underwritten and purchased by us at loan origination or loans we do not own prior to securitization and that we underwrite after (rather than at) origination.
Our other securitization products generally do not transfer credit risk away from Freddie Mac, as we guarantee all of the issued securities, or there is no credit risk to transfer through securitization as we were not previously exposed to the underlying collateral’s credit risk prior to securitization (the collateral is contributed to the securitization by third parties). However, certain of these other securitization products transfer a portion or all of the interest rate risk associated with the underlying collateral to third parties. The guarantee fee received for our other securitization products will vary and is typically negotiated with the loan seller or established by us, based on the specific risks of the underlying collateral and the structure of the securitization.
Our principal other securitization products include the following:

■
PCs - We securitize multifamily loans into fixed-rate pass-through securities that are similar in structure to our Single-Family Guarantee segment fixed-rate PCs. In these securitizations, we guarantee the full payment of principal and timely payment of interest.

■
K Certificates without subordination - We securitize multifamily loans that we own and issue K Certificates without subordination using a transaction structure similar to our K Certificates. However, unlike K Certificates, these transactions are fully guaranteed by Freddie Mac and no mezzanine or subordinated securities are issued.

■
Q Certificates - We issue Q Certificates using a securitization structure that is similar to our K Certificates and that provides for structural credit enhancements that may include either subordination or other loss sharing features. However, unlike K Certificates, the loans backing the Q

FREDDIE MAC | 2017 Form 10-K	68

Management's Discussion and Analysis	Our Business Segments | Multifamily

Certificates are contributed by third parties and are underwritten by us after (rather than at) origination.

■
M Certificates - We securitize pools of tax-exempt or taxable multifamily housing revenue bonds contributed by third parties and issue guaranteed senior M Certificates and unguaranteed subordinated M Certificates.

Summary of our Primary Business Model and Its Impacts to Segment Earnings
The following diagram summarizes the activities included in our primary business model and the corresponding impacts to our Segment Earnings.
Other Credit Risk Transfer Products
For the credit risk of multifamily assets that we have not transferred through securitizations, we may pursue other strategies to reduce our credit risk exposure. Our principal other credit risk transfer products include the following:

■
SCR debt notes - Unsecured and unguaranteed corporate debt obligations. We began issuing our SCR debt notes in 2016 in order to transfer a portion of the credit risk of the loans underlying certain of our other mortgage-related guarantees to third parties. The interest we pay on our SCR debt notes effectively reduces the guarantee fee income we would otherwise earn on the other mortgage-related guarantees. SCR debt notes are generally similar in structure to our Single-Family Guarantee segment's STACR debt notes.

■
Loan sales - To reduce our credit risk exposure related to certain loans, we engage in non-securitization related transactions, including whole loan sales. These loan sales are to third parties and may include sales to funds that invest in loans where we may also provide secured financing.

Other Guarantees

■
Other mortgage-related guarantees - We guarantee mortgage-related assets held by third parties in exchange for guarantee fee income, without securitizing those assets. For example, we provide guarantees on certain tax-exempt multifamily housing revenue bonds secured by low- and

FREDDIE MAC | 2017 Form 10-K	69

Management's Discussion and Analysis	Our Business Segments | Multifamily

moderate-income multifamily loans. The guarantee fees we receive on these transactions are negotiated.
Investing Activities

■
Mortgage loans - We hold a portfolio of multifamily mortgage loans as part of a buy-and-hold investment strategy. Although we continue to purchase new multifamily mortgage loans for this portfolio, our new purchase activity has leveled off as this buy-and-hold strategy is not part of our primary business model.

■
Agency mortgage-related securities - We may purchase or retain a portion of the K Certificates or SB Certificates and other types of multifamily securitization products we issue, depending on market conditions, and we may also buy or sell these securities in the secondary market.

■
Non-agency mortgage-related securities - We may purchase a portion of the unguaranteed mezzanine and subordinated securities related to our securitization transactions, depending on market conditions. However, to date, we have not purchased any of the unguaranteed subordinated securities that are in the first loss position.

■
CMBS - We are not currently an active purchaser of CMBS. However, we continue to hold a portfolio of CMBS and other multifamily investment securities that we acquired under a prior buy-and-hold investment strategy. This portfolio is declining primarily due to runoff.

Customers

Our multifamily loan volume is sourced through our approved lenders, who are primarily non-bank real estate finance companies and banks. We generally provide post-construction financing to apartment project operators with established performance records. The following charts show the concentration of our 2017 multifamily new business volume by our largest sellers and loan servicing by our largest servicers as of December 31, 2017. Any seller or servicer with a 10% or greater share is listed separately.

FREDDIE MAC | 2017 Form 10-K	70

Management's Discussion and Analysis	Our Business Segments | Multifamily

Percentage of Multifamily New Business Volume

Percentage of Multifamily Servicing Volume(1)
(1) Excludes loans underlying securitizations where we are not in a first loss position, primarily K Certificates and SB Certificates.
Competition

We compete on the basis of price, service and products, including our use of certain securitization structures. Our principal competitors in the Multifamily segment are Fannie Mae, FHA, commercial and investment banks, CMBS conduits, savings institutions and life insurance companies.

FREDDIE MAC | 2017 Form 10-K	71

Management's Discussion and Analysis	Our Business Segments | Multifamily

Market Conditions

The graphs and related discussion below present certain multifamily market indicators that can significantly affect the business and financial results of our Multifamily segment.
Change in Effective Rents for the Year Ended December 31,
Source: REIS, Inc.

Apartment Vacancy Rates as of December 31,

Source: REIS, Inc.
Apartment Completions and Net Absorption for the Year Ended December 31,
Source: REIS, Inc.

FREDDIE MAC | 2017 Form 10-K	72

Management's Discussion and Analysis	Our Business Segments | Multifamily

Commentary

■
Apartment completions are an indication of the supply of rental housing. Net absorption, which is a measurement of the rate at which available apartments are occupied, is an indication of demand for rental housing.

■
While vacancy rates increased during 2017 as apartment completions outpaced net absorption, these rates remain well below the long-term average. Due to the introduction of a significant amount of new supply in the latter half of the year, net absorptions significantly lagged behind new apartment completions in 2017. Although we expect continued strong demand, it may take longer to absorb these new units compared to prior years.

■
Effective rent (i.e., the average rent paid by the tenant over the term of the lease, adjusted for concessions by the landlord and costs borne by the tenant) growth for 2017 remained strong relative to the long-term average, primarily due to an increase in potential renters from healthy employment, higher single family home prices and a growing household preference for rental housing due to changes in lifestyle preferences and demographic trends.

■	Our financial results for 2017 were not significantly affected by these market conditions.

■
Multifamily property prices continued to grow with 11% annualized growth in 2017, indicating a healthy multifamily market, though prices were tempered by moderating effective rent growth, higher vacancy rates and rising interest rates.

■
While the impacts of Hurricanes Irma and Maria on the multifamily markets located in the affected areas are still being evaluated, we have seen effective rents increase and vacancy rates decrease in the areas affected by Hurricane Harvey, as displaced single-family homeowners require temporary housing, resulting in increased demand for rental housing.

FREDDIE MAC | 2017 Form 10-K	73

Management's Discussion and Analysis	Our Business Segments | Multifamily

K Certificate Benchmark Spreads as of December 31,
Source: Independent Dealers
Commentary

■
The valuation of our securitization pipeline and the profitability of our primary credit risk transfer securitization product, the K Certificate, are affected by changes in K Certificate benchmark spreads as well as deal-specific attributes, such as tranche size, risk distribution and collateral characteristics (loan term, coupon type, prepayment restrictions and underlying property type). These market spread movements and deal-specific attributes contribute to our earnings volatility, which we manage by controlling the size of our securitization pipeline and by entering into certain spread-related derivatives.

■
K Certificate benchmark spreads are market-quoted spreads over the U.S. swap curve. The 10-year fixed-rate spread represents the spread for the largest guaranteed class of a typical fixed-rate K Certificate, while the 7-year ARM spread represents the spread for the largest guaranteed class of a typical floating-rate K Certificate.

■
K Certificate benchmark spreads tightened throughout 2017, due to a reduction in macroeconomic market volatility. By comparison, K Certificate benchmark spreads were more volatile during the first half of 2016, prior to tightening sharply in the second half of 2016. Overall, this tightening had a positive effect in 2016 and 2017 on the valuation of our securitization pipeline and K Certificate profitability.

FREDDIE MAC | 2017 Form 10-K	74

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Debt Outstanding as of December 31,

Source: Federal Reserve Financial Accounts of the United States of America. For 2017, the amount is as of September 30, 2017 (latest available information).

Multifamily Delinquency Rates as of December 31,
Source: Freddie Mac, FDIC Quarterly Banking Profile, Trepp, LLC. (Multifamily CMBS market, excluding REOs), American Council of Life Insurers (ACLI). For 2017, the amounts for Multifamily CMBS market and FDIC insured institutions are as of September 30, 2017 and the amount for ACLI investment bulletin is as of December 31, 2017 (latest available information).
Commentary

■
During 2017, the multifamily mortgage market grew significantly because of stronger demand for multifamily loan products due to an elevated number of new apartment completions, strong multifamily market fundamentals and low interest rates. Multifamily market fundamentals were primarily driven by a healthy job market, population growth, high propensity to rent among young adults and rising single-family home prices. We expect continued growth in the multifamily mortgage market during 2018 due to these same drivers.

■
Our share of multifamily mortgage debt outstanding grew slightly during 2017, primarily due to our strategic pricing efforts and the expansion of our new product offerings, which were generally excluded from the Conservatorship Scorecard production cap.

■
Our multifamily delinquency rates during 2017 remained low compared to other industry participants, ending the year at 2 bps, primarily due to our prior-approval underwriting approach, strong multifamily market fundamentals and low interest rates. See Risk Management - Multifamily

FREDDIE MAC | 2017 Form 10-K	75

Management's Discussion and Analysis	Our Business Segments | Multifamily

Mortgage Credit Risk - Managing Our Portfolio, Including Loss Mitigation Activities for additional information on our delinquency rates.

■	We expect the credit losses and delinquency rates for the multifamily mortgage portfolio to remain low in the near term.

FREDDIE MAC | 2017 Form 10-K	76

Management's Discussion and Analysis	Our Business Segments | Multifamily

Business Results

The graphs, tables and related discussion below present the business results of our Multifamily segment.
New Business Volume

New Business Volume for the Year Ended December 31,

Acquisition of Units by Area Median Income (AMI) for the Year Ended December 31,

Commentary

■
The 2017 Conservatorship Scorecard production cap remained at $36.5 billion and will decrease to $35.0 billion in 2018. The production cap is subject to reassessment throughout the year by FHFA to determine whether an increase in the cap is appropriate based on a stronger than expected overall market. We do not expect that the decrease in the cap will have a material impact on our 2018 new business volume.

FREDDIE MAC | 2017 Form 10-K	77

Management's Discussion and Analysis	Our Business Segments | Multifamily

■
Outstanding loan purchase commitments were $14.5 billion and $12.4 billion as of December 31, 2017 and December 31, 2016, respectively. Both period-end balances include loan purchase commitments where we have elected the fair value option.

■
Our new business volume and outstanding loan purchase commitments were higher during 2017 compared to 2016 due to the overall growth of the multifamily mortgage market resulting from stronger demand for multifamily loan products and our strategic pricing efforts. Despite the unchanged production cap, we had a record volume in 2017 primarily due to a focus on purchase activity associated with targeted loan types that were considered uncapped.

■
Approximately 46% of our new business volume for 2017 counted towards the 2017 Conservatorship Scorecard production cap, while the remaining 54% was considered uncapped. The increase in uncapped new business volume was primarily driven by the growth in purchases of loans originated pursuant to our Green Advantage initiative, which we expanded during 2017, along with our effort to support the growth of the overall multifamily market.

■	While our share of multifamily mortgage debt outstanding increased slightly during 2017, we expect increased competition from other market participants to continue in the future.

■
Approximately 88% of our 2017 new business volume was designated for securitization and included in our securitization pipeline. Combined with market demand for our securities, our new business volumes from the second half of 2017 will be the primary driver of and collateral for our credit risk transfer securitizations, primarily our K Certificate and SB Certificate issuances, for the first half of 2018.

■
Approximately 83% of the eligible units we financed during 2017 were affordable to households earning at or below the median income in their area (eligible units are multifamily units that qualify towards our affordable housing goal). Furthermore, during 2017, we continued our support of workforce housing through our continued purchases of manufactured housing community loans and small balance loans.

FREDDIE MAC | 2017 Form 10-K	78

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio and Market Support

Total Multifamily Portfolio as of December 31,

Multifamily Mortgage Investments Portfolio as of December 31,
Multifamily Market Support
The following table summarizes our support of the multifamily market.

(UPB in millions)	December 31, 2017	December 31, 2016
Unsecuritized mortgage loans held-for-sale	$20,537	$16,544
Unsecuritized mortgage loans held-for-investment	17,702	25,873
Unsecuritized non-mortgage loans(1)	473	—
Mortgage-related securities	7,451	12,517
Guarantee portfolio	203,074	157,993
Total multifamily portfolio	249,237	212,927
Add: Unguaranteed securities(2)	30,772	24,573
Less: Acquired mortgage-related securities(3)	(7,109)	(5,793)
Total multifamily market support	$272,900	$231,707

(1)	Reflects the UPB of loans sold to a whole loan investment fund that was financed by Freddie Mac.

(2)	Reflects the UPB of unguaranteed securities issued as part of our securitization products.

(3)
Reflects the UPB of mortgage-related securities that were both issued and acquired by us. This UPB must be removed to avoid a double-count, as it is already reflected within the guarantee portfolio and/or unguaranteed securities.

FREDDIE MAC | 2017 Form 10-K	79

Management's Discussion and Analysis	Our Business Segments | Multifamily

Commentary

■
Our total multifamily portfolio increased during 2017, primarily due to a 29% growth in new business volume, coupled with an increase in our issuance of certain other securitization products (e.g., Q Certificates and M Certificates). The vast majority of the growth in our guarantee portfolio was associated with ongoing credit risk transfer securitizations, primarily K Certificate and SB Certificate transactions.

■
At December 31, 2017, the UPB of our unsecuritized held-for-sale loans and mortgage-related securities, which are measured at fair value or lower-of-cost-or-fair-value, declined slightly from December 31, 2016. The overall decline, which was attributable to the runoff of our CMBS portfolio, was largely offset by an increase in the balance of our securitization pipeline due to the growth of our new business volume and the reclassification of certain loans from held-for-investment to held-for-sale during 4Q 2017.

■	At December 31, 2017, approximately 68% of our held-for-sale loans and held-for-sale loan commitments were fixed-rate, while the remaining 32% were floating rate.

■
We expect our guarantee portfolio to continue to grow as a result of ongoing credit risk transfer securitizations, primarily K Certificate and SB Certificate transactions, which we expect to be driven by continued strong new business volume. We also expect a continued reduction in our CMBS portfolio due to ongoing principal repayments and maturities, which will serve to reduce our less liquid assets.

FREDDIE MAC | 2017 Form 10-K	80

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield Earned for the Year Ended December 31,
Commentary

■
Net interest yield increased significantly during 2017 compared to 2016 primarily due to higher prepayment income received from interest-only securities that we hold in certain of our more seasoned K Certificate transactions and from loans.

■	The weighted average portfolio balance of interest-earning assets decreased due to the run-off of our held-for investment loans and non-agency CMBS.

FREDDIE MAC | 2017 Form 10-K	81

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Risk Transfer Activity

FREDDIE MAC | 2017 Form 10-K	82

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Risk Transfer Activity for the Quarter Ended

Credit Risk Transfer Activity for the Year Ended December 31,(1)
(1) The amounts disclosed in the bar graph above represent the net credit risk transferred to third parties.

Commentary

■
The UPB of assets subject to credit risk transfer transactions was higher during 2017 compared to 2016, primarily due to a larger average balance in our securitization pipeline, which was driven by our strong 2017 new business volume. Through these transactions, we transferred a large majority of the expected and stress credit losses of these assets to third parties, primarily by issuing

FREDDIE MAC | 2017 Form 10-K	83

Management's Discussion and Analysis	Our Business Segments | Multifamily

unguaranteed subordinated securities as part of our K Certificate and SB Certificate transactions. We began selling certain of our loans to investment funds in 2017, resulting in the full transfer of the associated credit risk on the loans to third parties.

■
In 2017, we have transferred a large majority of the expected and stress credit losses related to a record $65 billion in UPB of loans, and since 2009, $249 billion in UPB of loans through our credit risk transfer products, primarily K Certificates and SB Certificates.

■	Based on the strength of our new business volume for the second half of 2017, we expect our credit risk transfer activity for 1Q 2018 to exceed our 1Q 2017 activity.

■
While our K Certificate and SB Certificate issuances continue to be our primary mechanism to transfer multifamily mortgage credit risk, we introduced new initiatives to transfer credit risk during 2017 and expect to continue to develop new credit risk transfer initiatives in 2018.

FREDDIE MAC | 2017 Form 10-K	84

Management's Discussion and Analysis	Our Business Segments | Multifamily

Guarantee Activities

Guarantee Assets for Year Ended December 31,

Unearned Guarantee Fees as of December 31,

Commentary

■
We generally recognize a guarantee asset on our consolidated balance sheets each time we enter into a financial guarantee contract. This asset represents the present value of guarantee fees we expect to receive in the future from those guarantee transactions. We recognize these fees in segment earnings over the expected remaining guarantee term. While we expect to collect these future fees based on historical performance, the actual amount collected will depend on the performance of the underlying collateral subject to our financial guarantee.

■
The amount of new guarantee assets recognized in 2017 exceeded the new guarantee assets recognized in 2016, primarily due to an increase in the UPB of our credit risk transfer securitizations, primarily K Certificate and SB Certificate issuances, coupled with longer average guarantee terms. This increase was partially offset by slightly lower average guarantee fee rates on these same securitizations due to underlying loan products that, by their nature and design, have less risk.

■
The balance of unearned guarantee fees increased during 2017 due to the continued growth of our multifamily guarantee business, as our credit risk transfer securitization volume continued to be strong, significantly outpacing runoff.

FREDDIE MAC | 2017 Form 10-K	85

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of the Segment Earnings and comprehensive income for our Multifamily segment. As we use derivatives to economically hedge interest-rate related fair value changes of most of our assets measured at fair value, interest rates have a minimal impact on our total comprehensive income.

				Year Over Year Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	$	%	$	%
Net interest income	$1,206	$1,022	$1,049	$184	18%	($27)	(3)%
Guarantee fee income	676	511	339	165	32%	172	51%
Benefit (provision) for credit losses	(13)	22	26	(35)	(159)%	(4)	(15)%
Gains (losses) on loans and other non-interest income	1,485	1,166	(198)	319	27%	1,364	689%
Derivative gains (losses)	181	407	372	(226)	(56)%	35	9%
Administrative expense	(395)	(362)	(325)	(33)	(9)%	(37)	(11)%
Other non-interest expense	(66)	(58)	(60)	(8)	(14)%	2	3%
Segment Earnings before income tax expense	3,074	2,708	1,203	366	14%	1,505	125%
Income tax expense	(1,060)	(890)	(376)	(170)	(19)%	(514)	(137)%
Segment Earnings, net of taxes	2,014	1,818	827	196	11%	991	120%
Total other comprehensive income (loss), net of tax	(77)	(236)	(261)	159	67%	25	10%
Total comprehensive income (loss)	$1,937	$1,582	$566	$355	22%	$1,016	180%
While certain multifamily properties underlying our loans and financial guarantees were damaged by the hurricane events of 3Q 2017, such events did not significantly affect our 2017 segment financial results.
Key Drivers:

■	2017 vs. 2016

●	Higher net interest yields, partially offset by a decline in our weighted average portfolio balance of interest-earning assets, resulted in increased net interest income;

●	Continued growth in our multifamily guarantee portfolio, partially offset by slightly lower average guarantee fee rates on new guarantee business volume, resulted in increased guarantee fee income;

●
Larger average balances of held-for-sale commitments and securitization pipeline loans due to greater new business volume, partially offset by less tightening of K Certificate benchmark spreads and the effects of strategic pricing, resulted in larger fair value gains; and

●	Disposition of certain non-agency CMBS, coupled with spread tightening, resulted in larger gains on non-agency CMBS.

■	2016 vs. 2015

●	Lower weighted average portfolio balance of interest-earning assets, partially offset by a higher net interest yield, resulted in decreased net interest income;

●	Continued growth in our multifamily guarantee portfolio and higher average guarantee fee rates on new guarantee business volume resulted in increased guarantee fee income; and

●	Tightening of K Certificate benchmark spreads, coupled with improved pricing of K Certificates and SB Certificates, as well as greater new business volume, resulted in fair value gains during

FREDDIE MAC | 2017 Form 10-K	86

Management's Discussion and Analysis	Our Business Segments | Multifamily

2016, while widening of K Certificate benchmark spreads resulted in fair value losses during 2015.

FREDDIE MAC | 2017 Form 10-K	87

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Capital Markets
Business Overview

The Capital Markets segment supports our primary business strategies by creating:
A Better Freddie Mac:

■	Engaging in economically sensible transactions to reduce our less liquid assets;

■	Managing the mortgage-related investments portfolio’s risk-versus-return profile based on our internal economic capital framework, which is aligned with the Conservatorship Capital Framework;

■	Enhancing the liquidity of our issued securities in the secondary mortgage market to support our business needs;

■	Responding to market opportunities in funding our business activities;

■	Managing our economic interest-rate risk through the use of derivatives and various debt instruments; and

■	Attempting to align prepayment and pooling profiles for Freddie Mac TBA programs to match Fannie Mae's TBA characteristics.
A Better Housing Finance System:

■	Delivering mortgage capital markets services including our cash loan purchase program, in conjunction with the Single-family Guarantee segment; and

■
Implementing the single (common) security initiative for Freddie Mac and Fannie Mae, which is intended to increase the liquidity of the TBA market and to reduce the disparities in trading value between our PCs and Fannie Mae's single-class mortgage-related securities.

The Capital Markets segment is responsible for managing the majority of our mortgage-related investments portfolio, and providing company-wide treasury and interest-rate risk management functions. In addition, we are responsible for managing our securitization and resecuritization activities related to single-family loans.
Our mortgage portfolio management activities primarily include single-family unsecuritized loans, a diminishing portfolio of non-agency mortgage-related securities, and purchases and sales of agency mortgage-related securities. In addition, we actively engage in the structuring of our agency mortgage-related securities. Our portfolio management activities also include responsibility for maintaining the other investments and cash portfolio for purposes of short-term liquidity management. However, certain portions of the mortgage-related investments portfolio are not managed by us, including the portions of the portfolio related to multifamily assets, single-family seriously delinquent loans and the credit risk on single-family performing loans.
We provide a company-wide treasury function, primarily managing our funding and liquidity needs on both a short- and long-term basis. The primary activities of the treasury function include issuing, calling and repurchasing debt, and maintaining a portfolio of non-mortgage investments.
Our interest-rate risk management function consolidates and manages the overall interest-rate risk of the company. To reduce our exposure to changes in the cash flows of interest-rate sensitive assets and

FREDDIE MAC | 2017 Form 10-K	88

Management's Discussion and Analysis	Our Business Segments | Capital Markets

liabilities due to interest rate changes, we actively monitor and economically hedge this risk, primarily through the use of derivative instruments. In addition, we further reduce these interest-rate exposures through active management of our debt funding mix and through the structuring of our investments in mortgage-related securities.
Finally, our segment is responsible for management of our securitization and resecuritization activities related to single-family loans, which are discussed in more detail in Our Business Segments - Single-Family Guarantee.
Although we manage our business on an economic basis, we have executed certain transactions in an effort to reduce the probability of our having a negative net worth due to changes in interest rates and thus being required to draw from Treasury. In 2017, we implemented hedge accounting, which may reduce the need for these types of transactions. Also, we may forgo certain investment opportunities for a variety of reasons, including the limit on the size of our mortgage-related investments portfolio or the risk that a particular accounting treatment may create earnings variability as well as result in a future draw from Treasury. For additional information on the limits on the mortgage-related investments portfolio established by the Purchase Agreement and by FHFA, see Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness.
Products and Activities

Investing, Liquidity Management and Related Activities
In our Capital Markets segment, our objectives are to make appropriate risk and capital management decisions, effectively execute our strategy and be responsive to market conditions. We manage the following types of products:

■
Agency mortgage-related securities - We primarily invest in Freddie Mac mortgage-related securities, but may also invest in Fannie Mae and Ginnie Mae mortgage-related securities from time to time. Our activities with respect to this product may include purchases and sales, dollar roll transactions and structuring activities (e.g., resecuritizing existing agency securities into REMICs and selling some or all of the resulting REMIC tranches).

■
Non-agency mortgage-related securities - We generally no longer purchase non-agency mortgage-related securities that have not been guaranteed by a GSE, but continue to have a portfolio of such securities that we acquired in prior years. Our activities with respect to this product are primarily sales. In recent years, we and FHFA reached settlements with a number of institutions to mitigate or recover losses we recognized in prior years.

■	Single-family unsecuritized loans - We acquire single-family unsecuritized loans in two primary ways:

●
Loans acquired through our cash loan purchase program that are awaiting securitization - We securitize a majority of the loans acquired through our cash loan purchase program into Freddie Mac mortgage-related securities, primarily PCs, which may be sold to investors or retained in our mortgage-related investments portfolio; and

●	Seriously delinquent or modified loans that we have removed from PC pools:

FREDDIE MAC | 2017 Form 10-K	89

Management's Discussion and Analysis	Our Business Segments | Capital Markets

■ Certain of these loans may re-perform, either on their own or through modification. Reperforming loans are managed by both the Capital Markets and Single-family Guarantee segments, but are included in the Capital Markets segment's financial results.
● We continue to reduce the balance of our reperforming loans through a variety of methods, including the following:

–
Securitization into Freddie Mac PCs, with all of the resulting mortgage-related securities initially being retained. We may resecuritize a portion of the retained mortgage-related securities, with some of the resulting interests being sold to third parties; and

–	Sales and securitization using a senior subordinate securitization structure, where we guarantee the resulting senior securities.
■ Loans that remain seriously delinquent are also managed by both the Capital Markets and Single-family Guarantee segments, but are included in the Single-family Guarantee segment's financial results.
● We continue to reduce the balance of our seriously delinquent loans through loss mitigation and foreclosure activities, which are managed by the Single-family Guarantee segment; and
● We also continue to reduce the balance of our seriously delinquent loans through direct loan sales.

■
Other investments and cash portfolio - We invest in other investments, including: (i) the Liquidity and Contingency Operating Portfolio, primarily used for short-term liquidity management, (ii) cash and other investments held by consolidated trusts, (iii) collateral pledged by derivative and other counterparties, (iv) investments used to pledge as collateral, (v) advances to lenders and (vi) other secured lending activities. In our advances to lenders program, we provide funds to lenders for mortgage loans that they will subsequently either sell through our cash purchase program or securitize into PCs that they will deliver to us. In our other secured lending activities, we invest in securities purchased under agreements to resell as a mechanism to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. We may do other types of secured lending transactions in the future.

The primary impacts to Segment Earnings are:

•	Interest income on agency and non-agency mortgage-related securities, unsecuritized loans and our other investments and cash portfolio;

•
Fair value gains and losses due to changes in interest rate and market spreads on our agency and non-agency mortgage-related securities and on certain securities held within our other investments and cash portfolio that are accounted for as investment securities. These amounts are recognized in Segment Earnings or Total other comprehensive income(loss) depending upon their classification (trading or available-for-sale, respectively); and

•	Gains and losses on the sale of unsecuritized loans.

We evaluate the liquidity of our mortgage-related assets based on three categories (in order of liquidity):

■
Liquid - single-class and multi-class agency securities, excluding certain structured agency securities collateralized by non-agency mortgage-related securities. Also includes certain non-agency mortgage-related securities guaranteed by a GSE;

FREDDIE MAC | 2017 Form 10-K	90

Management's Discussion and Analysis	Our Business Segments | Capital Markets

■
Securitization Pipeline - performing single-family loans purchased for cash and primarily held for a short period until securitized, with the resulting Freddie Mac issued securities being sold or retained; and

■
Less Liquid - assets that are less liquid than both agency securities and loans in the securitization pipeline (e.g., reperforming loans and non-agency mortgage-related securities not guaranteed by a GSE).

We may undertake various activities in an effort to support our presence in the agency securities market or to support the liquidity of our PCs, including their price performance relative to comparable Fannie Mae securities. These activities may include the purchase and sale of agency securities, the purchase of loans, dollar roll transactions and structuring activities, such as resecuritization of existing agency securities and the sale of some or all of the resulting securities. Depending upon market conditions, there may be substantial variability in any period in the total amount of securities we purchase or sell. The purchase or sale of agency securities could, at times, adversely affect the price performance of our PCs relative to comparable Fannie Mae securities.
We incur costs in connection with our efforts to support our presence in the agency securities market and to support the liquidity and price performance of our PCs, including by engaging in transactions that yield less than our target rate of return. For more information, see Risk Factors - Other Risks - A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business.
Funding and Liquidity Management Activities
Our treasury function manages the funding needs of the company, including the Capital Markets segment, primarily through the issuance of unsecured other debt. The type and term of debt issued is based on a variety of factors and is designed to meet our ongoing cash needs and to comply with our Liquidity Management Framework. This Framework provides a mechanism for us to sustain periods of market illiquidity, while being able to maintain certain business activities and remain current on our obligations. See Liquidity and Capital Resources - Liquidity Management Framework for additional discussion of our Liquidity Management Framework.
We primarily use the following types of products as part of our funding and liquidity management activities:

■
Discount Notes and Reference Bills - We issue short-term instruments with maturities of one year or less. These products are generally sold on a discounted basis, paying principal only at maturity. Reference Bills are auctioned to dealers on a regular schedule, while discount notes are issued in response to investor demand and our cash needs.

■	Medium-term Notes - We issue a variety of fixed-rate and variable-rate medium-term notes, including callable and non-callable securities, and zero-coupon securities, with various maturities.

■	Reference Notes Securities - Reference Notes securities are non-callable fixed-rate securities, which we currently issue with original maturities greater than or equal to two years.

■	Securities sold under agreements to repurchase - Collateralized short-term borrowings where we sell securities to a counterparty with an agreement to repurchase those securities at a future date.

FREDDIE MAC | 2017 Form 10-K	91

Management's Discussion and Analysis	Our Business Segments | Capital Markets

In addition, proceeds from the issuance of STACR and SCR debt notes are used to meet the funding needs of the company. We consider the issuance of these debt notes when managing the treasury function for the company. For a description of STACR debt notes, see Our Business Segments - Single-Family Guarantee - Business Overview - Products and Activities, and for a description of SCR debt notes, see Our Business Segments - Multifamily - Business Overview - Products and Activities.
The average life of our assets is longer than the average life of our liabilities, which creates liquidity risk. To manage short-term liquidity risk, we may hold a combination of cash, cash-equivalent and non-mortgage-related investments in our Liquidity and Contingency Operating Portfolio. These instruments are limited to those we expect to be liquid or mature in the short term. We also lend available cash on a short-term basis through transactions where we purchase securities under agreements to resell. This portfolio is designed to allow us to meet all of our obligations in the event that we lose access to the unsecured debt markets for a period of time.
See Liquidity and Capital Resources for a further discussion of our funding and liquidity management activities.

The primary impacts to Segment Earnings are:

•	Interest expense on our various funding products; and

•	Gains and losses on the early termination (call or repurchase) of our funding products.

Interest-Rate Risk Management Activities
We manage the economic interest-rate risk for the company and have management-approved limits for interest-rate risk, as measured by our models. See Risk Management - Market Risk for additional information, including the measurement of the interest rate sensitivity of our financial assets and liabilities.
There is a cash flow mismatch between our financial assets and the other debt that we use to fund those assets. This mismatch in cash flows not only leads to liquidity risk, but also results in interest-rate risk. We typically use interest-rate derivatives to reduce the economic risk exposure due to this mismatch. Using our risk management practices described in the Risk Management - Market Risk section, we seek to reduce this impact to low levels. Additionally, financial assets that are likely to be sold prior to their final maturity may have a different debt and derivative mix than financial assets that we plan to hold for a longer period. As a result, interest rate risk measurements for those assets may include additional assumptions (such as a view on expected changes in market spreads) concerning their price sensitivity rather than just a longer-term view of cash flows.
To manage our interest rate risk, we primarily use interest rate swaps, options, swaptions and futures. When we use derivatives to mitigate our risk exposures, we consider a number of factors, including cost, exposure to counterparty credit risk and our overall risk management strategy.
While our interest-rate risk management activities are primarily focused on reducing our economic interest-rate risk, during 2017, we adopted hedge accounting strategies to reduce our GAAP earnings variability. The adoption of hedge accounting was a business decision intended to better align earnings with the economics of our business, but it is not intended to change the investment and portfolio

FREDDIE MAC | 2017 Form 10-K	92

Management's Discussion and Analysis	Our Business Segments | Capital Markets

management decisions that our segment would otherwise make. For more information on our use of hedge accounting see Risk Management - Market Risk - GAAP Earnings Variability and Note 9.

The primary impacts to Segment Earnings are:

•	Fair value gains and losses on derivatives not designated in qualifying hedge relationships;

•	Interest income/expense on derivatives; and

•
Differences between the change in fair value of the hedged item attributable to the risk being hedged and changes in the fair value of the hedging instrument for derivatives designated in qualifying fair value hedge accounting relationships.

Summary of our Primary Business Model and Its Impacts to Segment Earnings

Investing, Liquidity Management and Related Activities	Funding & Liquidity Management	Interest-Rate Risk Management
Products and Activities	• Agency • Non-Agency • Single-family Loans • Other Investments and Cash	• Discount Notes • Medium-term notes • Reference Notes • Securities sold under agreements to repurchase	• Managing economic exposure to changes in interest-rates
Primary Segment Earnings Impacts	• Interest Income • Fair value gains or losses • Gain or loss on sale of loans	• Interest Expense • Gain or loss on early termination of funding products	• Interest Income/Expense • Fair value gains or losses on derivatives and instruments in hedge accounting relationships

= Net Interest Yield

Securitization Activities
We manage the company's securitization and resecuritization activities related to single-family loans. See Our Business Segments - Single-Family Guarantee for a discussion of our single-family securitization and guarantee products.
Customers

Our customers include banks and other depository institutions, insurance companies, money managers, central banks, pension funds, state and local governments, REITs, brokers and dealers, and a variety of lenders as discussed in Our Business Segments - Single-Family Guarantee - Business Overview - Customers. Our unsecured other debt securities and structured mortgage-related securities are initially purchased by dealers and redistributed to their customers.

FREDDIE MAC | 2017 Form 10-K	93

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Competition

Our competitors in the Capital Markets segment are firms that invest in loans and mortgage-related assets and issue corporate debt, including Fannie Mae, REITs, supranationals (international institutions that provide development financing for member countries), commercial and investment banks, dealers, savings institutions, insurance companies, the Federal Farm Credit Banks and the FHLBs.

FREDDIE MAC | 2017 Form 10-K	94

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Market Conditions

The following graph and related discussion present the par swap rate curve for the most recent three years. Changes in par swap rates can significantly affect the fair value of our debt, derivatives and mortgage and non-mortgage-related securities. As a result, changes in par swap rates will affect the business and financial results of our Capital Markets segment.
Par Swap Rates as of December 31,
Source: BlackRock
Commentary

■
We primarily use LIBOR-based derivatives and fixed-rate debt to hedge our interest rate risk. The mortgage-related investments portfolio's exposure to interest rate risk is calculated by our models that project loan and security cash flows over a variety of scenarios. For additional information on our exposure to interest rate risk, see Risk Management - Market Risk.

FREDDIE MAC | 2017 Form 10-K	95

Management's Discussion and Analysis	Our Business Segments | Capital Markets

■	2017 vs. 2016 and 2016 vs. 2015

●
The 2-year and 10-year swap rates increased, resulting in gains for our pay-fixed interest rate swaps and losses for our receive-fixed interest rate swaps, certain of our option contracts and the vast majority of our investments in securities.

●
3-month LIBOR increased during 2017 and during the fourth quarter of 2016, resulting in higher yields for our short-term interest-earning assets, higher costs for our short-term interest-bearing liabilities and interest-rate related losses for certain of our shorter duration trading securities.

FREDDIE MAC | 2017 Form 10-K	96

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Business Results

The graphs and related discussion below present the business results of our Capital Markets segment.
Investing Activity

The following graphs present the Capital Markets segment's total investments portfolio and the composition of its mortgage investments portfolio by liquidity category.
Investments Portfolio

Mortgage Investments Portfolio

Commentary

■
We continue to reduce the size of our mortgage investments portfolio in order to comply with the mortgage-related investments portfolio's year-end limits. The balance of our mortgage investments portfolio declined 14.9% between December 31, 2016 and December 31, 2017.

■
The balance of our other investments and cash portfolio decreased 7.2% primarily due to lower near-term cash needs for upcoming maturities and anticipated calls of other debt at the end of 2017 compared to the end of 2016.

■
The percentage of less liquid assets relative to our total mortgage investments portfolio declined to 28.4% at December 31, 2017 from 34.4% at December 31, 2016, primarily due to repayments, sales and securitizations of our less liquid assets.

FREDDIE MAC | 2017 Form 10-K	97

Management's Discussion and Analysis	Our Business Segments | Capital Markets

■	The overall liquidity of our mortgage investments portfolio continued to improve as our less liquid assets decreased at a faster pace than the overall decline of our mortgage investments portfolio.

FREDDIE MAC | 2017 Form 10-K	98

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Reduction in Less Liquid Assets

Securitizations of Reperforming Loans into Freddie Mac PCs

Sales of Less Liquid Assets

Commentary

■
Since 2013, we have focused on reducing, in an economically sensible manner, our holdings of certain less liquid assets, including single-family reperforming loans and non-agency mortgage-related securities. Our disposition strategies for our less liquid assets include securitizations and sales.

■
During 2017, our sales of less liquid assets included $9.2 billion in UPB of non-agency mortgage-related securities and $8.2 billion of reperforming loans. Our sales of reperforming loans involved securitization of the loans using senior subordinate securitization structures, in which we guaranteed the resulting senior securities. As part of these transactions, we retained certain of the guaranteed senior securities for our mortgage-related investments portfolio.

■
One of our principal strategies related to the securitization of reperforming loans is to create Freddie Mac PCs and initially retain all of the resulting mortgage-related securities. This strategy also includes the resecuritization of a portion of the retained mortgage-related securities, with some of the resulting interests being sold to third parties. During 2017, we securitized $1.2 billion of single-family reperforming loans through PC securitization.

FREDDIE MAC | 2017 Form 10-K	99

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balance
Commentary

■	Net Interest Yield

●	2017 vs. 2016 - remained relatively flat.

●
2016 vs. 2015 - decreased 17 basis points, primarily due to the reduction in the balance of our higher yielding mortgage investments portfolio, pursuant to the portfolio limits established by the Purchase Agreement and FHFA.

FREDDIE MAC | 2017 Form 10-K	100

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Financial Results

The table below presents the components of the Segment Earnings and comprehensive income for our Capital Markets segment.

				Year Over Year Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	$	%	$	%
Net interest income	$3,381	$3,812	$4,665	($431)	(11)%	($853)	(18)%
Net impairment of available-for-sale securities recognized in earnings	236	269	420	(33)	(12)%	(151)	(36)%
Derivative gains (losses)	(587)	1,151	(833)	(1,738)	(151)%	1,984	238%
Gains (losses) on trading securities	(570)	(1,077)	(737)	507	47%	(340)	(46)%
Other non-interest income	7,813	1,865	2,288	5,948	319%	(423)	(18)%
Administrative expense	(330)	(320)	(317)	(10)	(3)%	(3)	(1)%
Segment Earnings before income tax expense	9,943	5,700	5,486	4,243	74%	214	4%
Income tax expense	(3,428)	(1,873)	(1,715)	(1,555)	(83)%	(158)	(9)%
Segment Earnings, net of taxes	6,515	3,827	3,771	2,688	70%	56	1%
Total other comprehensive income (loss), net of tax	(30)	(452)	(356)	422	93%	(96)	(27)%
Total comprehensive income (loss)	$6,485	$3,375	$3,415	$3,110	92%	($40)	(1)%
The portion of total comprehensive income (loss) driven by interest rate-related and market spread-related fair value changes, after-tax, is presented in the table below. These amounts affect various line items in the table above, including derivative gains (losses), gains (losses) on trading securities, other non-interest income, income tax expense and total other comprehensive income (loss), net of tax.

				Year Over Year Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	$	%	$	%
Interest rate-related	($0.3)	$0.2	($0.5)	($0.5)	(250)%	$0.7	140%
Market spread-related	0.8	0.3	0.2	0.5	167%	0.1	50%
Key Drivers:

■	2017 vs. 2016

●	The continued reduction in the balance of our mortgage-related investments portfolio resulted in a decrease in net interest income.

●
Interest rate-related fair value changes during 2017. Losses increased, driven by lower levels of volatility during 2017, resulting in larger losses in our options portfolio, coupled with lower fair value gains in our pay-fixed interest rate swaps as long-term interest rates increased less. This was partially offset by reduced fair value losses in our receive-fixed interest rate swaps and the majority of our investments in securities.

●	Increased spread-related fair value gains driven by market spread tightening during 2017 on our non-agency mortgage-related securities.

●	The volume of PCs we repurchased during 2017 increased only slightly, but we recognized increased gains on the extinguishment of debt as long-term interest rates increased between the

FREDDIE MAC | 2017 Form 10-K	101

Management's Discussion and Analysis	Our Business Segments | Capital Markets

time of issuance and repurchase, as compared to 2016 when long-term interest rates generally decreased between the time of issuance and repurchase.

●	Proceeds of $4.5 billion received from the RBS settlement during 2017 related to certain of our non-agency mortgage-related securities. For more information on this settlement, see Note 14.

■	2016 vs. 2015

●	The continued reduction in the balance of our mortgage-related investments portfolio resulted in a decrease in net interest income.

●
Interest rate-related fair value changes during 2016. Long-term interest rates increased during the fourth quarter of 2016 but decreased during 2015. This resulted in gains in our pay-fixed interest rate swaps and losses in our receive-fixed interest-rate swaps, certain of our option contracts and the vast majority of our investments in securities.

●	Increased spread-related fair value gains driven by market spread tightening during 2016 on our agency mortgage-related securities.

●	Decreased sales of available-for-sale agency and non-agency mortgage-related securities in unrealized gain positions resulted in lower gains.

FREDDIE MAC | 2017 Form 10-K	102

Management's Discussion and Analysis	Our Business Segments | All Other

All Other
Comprehensive Income

The table below shows our comprehensive income (loss) for the All Other category.

				Year Over Year Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions)	2017	2016	2015	$	%	$	%
Comprehensive income (loss) - All Other	($5,405)	$—	$28	($5,405)	N/A	($28)	(100)%
Key Drivers:

■	2017 vs. 2016 - Comprehensive loss in 2017 was driven by:

●
Higher income tax expense due to the revaluation of our net deferred tax asset driven by the Tax Cuts and Jobs Act, which reduced the statutory corporate income tax rate from 35% to 21%. For more information on the statutory tax rate change, see Note 12.

FREDDIE MAC | 2017 Form 10-K	103

Management's Discussion and Analysis	Risk Management | Overview

RISK MANAGEMENT
Overview
Risk is an inherent part of our business activities. We are exposed to four main categories of risk: credit risk, operational risk, market risk and liquidity risk. We discuss credit risk, operational risk and market risk in this section. See Liquidity and Capital Resources for a discussion of liquidity risk.
Credit risk is the risk associated with the inability or failure of a borrower, issuer or counterparty to meet its financial and/or contractual obligations.
Operational risk is the risk of direct or indirect loss resulting from inadequate or failed internal processes, people, or systems or from external events.
Market risk is the economic risk associated with adverse changes in interest rates, volatility and spreads.
Liquidity risk is the risk associated with the inability to meet financial obligations as they come due or meet the needs of customers in a timely and cost-efficient manner.
For more discussion of these and other risks facing our business, see Risk Factors.
Enterprise Risk Framework and Governance Structure

We manage risk using a three-lines-of-defense risk management model and governance structure that includes enterprise-wide oversight by the Board and its committees, CERO, CCO and our corporate ERC. These roles and responsibilities continue to evolve.
The information and diagram below present the responsibilities associated with our three-lines-of-defense risk management model and our governance structure.
We have made considerable enhancements to our enterprise risk framework in recent years, including:

■	Revising our integrated enterprise risk framework to enable us to place more focus on high risk business processes and activities;

■	Utilizing our three-lines-of-defense risk management model both to strengthen risk ownership in our business units and to assign specific responsibilities and accountabilities for risk management;

■	Implementing variable compensation programs that do not encourage excessive risk taking and balance risk and rewards; and

■	Continuing to emphasize from the tone at the top the importance of a strong risk culture.
Our framework focuses on balancing ownership of risk by our business units with independent risk management and independent assurance of the design and effectiveness of our risk management activities. For more information on the role of the Board and its committees, see Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board and Committee Information.

FREDDIE MAC | 2017 Form 10-K	104

Management's Discussion and Analysis	Risk Management | Overview

Board of Directors

- Provides enterprise-wide risk oversight, including through its committees
- Evaluates the company's performance against the Corporate Scorecard goals related to risk management

Board Risk Committee

- Approves the enterprise risk policy ("ER Policy"), which establishes the enterprise risk framework and the enterprise risk appetite, metrics, limits and thresholds
- Assists the Board in the oversight, on an enterprise-wide basis, of our enterprise risk framework, including management of credit, market, liquidity and operational risk

Board Audit Committee

- Provides oversight of the integrity of the company's financial statements and internal controls and processes
- Reviews management's guidelines and policies governing the processes for assessing and managing our risks
- Reviews our major financial risk exposures and the steps management has taken to monitor and control such exposures
- Reviews compliance with legal and regulatory requirements

ERC

- Established by the CEO and chaired by the CERO, comprising members of senior management
- Monitors, coordinates and oversees the risk profile of each business line and the management of the company's risk consistent with the ER Policy
- Reviews aggregate enterprise-wide key risks, including emerging risks and elevated risk exposures

1 FIRST LINE OF DEFENSE

Business Lines

- Responsible for identifying, assessing, managing, controlling and reporting on its risks in adherence to the established risk appetite, risk limits, risk thresholds and risk policies and standards approved by senior management and/or our Board or the Board Risk Committee

2 SECOND LINE OF DEFENSE

ERM Division

- Responsible for risk leadership and independent oversight of risk across the company
- Implements the enterprise risk framework and corporate risk policies and standards which include establishing a risk taxonomy, risk appetite, risk limits, and other monitoring metrics and indicators
- Monitors, evaluates and reports on our performance against the enterprise risk framework and corporate risk policies, including oversight of escalation of risk issues as appropriate
- Responsible for approval of significant risk activities
- Responsible for reporting on aggregate risk to senior management, the Board and the Board Risk Committee
- Provides oversight of first line risk management activities

Compliance Division

- Responsible for the independent assessment and oversight of ethics and compliance risk across the company
- Responsible for reporting on aggregate risk to senior management, the Board and the Board Audit Committee
- Provides oversight to first line risk management activities

3 THIRD LINE OF DEFENSE

Internal Audit Division

- Responsible for evaluating the design adequacy, operational effectiveness and efficiency of governance, risk management and control processes, for both the first and second lines of defense

FREDDIE MAC | 2017 Form 10-K	105

Management's Discussion and Analysis	Risk Management | Overview

Capital Framework

During 2017, we and Fannie Mae worked with FHFA to develop an overall risk measurement framework for evaluating our risk management and business decisions during conservatorship, known as the Conservatorship Capital Framework (CCF). We use both CCF and our internal capital methodologies, which are aligned, to measure risk for making economically effective decisions. We are required to submit quarterly reports to FHFA related to CCF requirements. In addition, we are subject to the annual Dodd-Frank Act Stress Test as required by FHFA.

FREDDIE MAC | 2017 Form 10-K	106

Management's Discussion and Analysis	Risk Management | Credit Risk

Credit Risk
Overview

We are exposed to both mortgage credit risk and counterparty credit risk.
Mortgage credit risk is the risk that a borrower will fail to make timely payments on a loan that we own or guarantee. We are exposed to three types of mortgage credit risk:

■	Single-family mortgage credit risk, through our ownership or guarantee of loans in the single-family credit guarantee portfolio;

■	Multifamily mortgage credit risk, through our ownership or guarantee of loans in the multifamily mortgage portfolio; and

■	Mortgage-related securities credit risk, through our ownership of non-Freddie Mac mortgage-related securities in the mortgage-related investments portfolio.
Counterparty credit risk is the risk associated with the inability or failure of a counterparty to meet its contractual obligations.
In the sections below, we provide a general discussion of our enterprise risk framework and current risk environment for the three types of mortgage credit risk, as well as for counterparty credit risk.

FREDDIE MAC | 2017 Form 10-K	107

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Single-Family Mortgage Credit Risk

We manage our exposure to single-family mortgage credit risk, which is a type of consumer credit risk, using the following principal strategies:

■	Maintaining policies and procedures for new business activity, including prudent underwriting standards;

■	Offering private investors new and innovative ways to share in the credit risk of the single-family credit guarantee portfolio;

■	Monitoring loan performance and characteristics of the single-family credit guarantee portfolio and individual sellers and servicers;

■	Engaging in loss mitigation activities; and

■	Managing foreclosure and REO activities.
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
Limits are established on the purchase of loans with certain higher risk characteristics. These limits are designed to balance our credit risk exposure with the facilitation of affordable housing in a responsible manner. Our purchase guidelines generally provide for a maximum original LTV ratio of 95%, a maximum LTV ratio of 80% for cash-out refinance loans and no maximum LTV ratio for fixed-rate HARP loans. In March 2015, we began to purchase certain loans with LTV ratios up to 97% under an initiative designed to serve a targeted segment of creditworthy borrowers. We fully discontinued purchases of Alt-A loans in 2009, interest-only loans in 2010 and option ARM loans in 2007.
The majority of our purchase volume is evaluated using our own proprietary underwriting software (Loan Product Advisor ("LPA")), the seller’s software or Fannie Mae’s comparable software. The performance of non-LPA loans is monitored to ensure compliance with our risk appetite.
We employ a quality control process to review loan underwriting documentation for compliance with our standards using both random and targeted samples. We also perform quality control reviews of many delinquent loans and review all loans that have resulted in credit losses before the representations and warranties are relieved. Sellers may appeal ineligible loan determinations prior to repurchase of the loan. Our reviews of 2016 originations are largely complete, while our reviews of 2017 originations are ongoing. The average aggregate ineligible loan rate across all sellers for loans funded during 2016, 2015 and 2014, excluding HARP and other relief refinance loans, was approximately 0.7%, 0.8% and 1.1%, respectively. The most common underwriting defect found in our review of loans funded during 2016 related to the delivery of insufficient income documentation.
We have made changes in recent periods to standardize our quality control process and facilitate more timely reviews. These changes are designed to identify breaches of representations and warranties early

FREDDIE MAC | 2017 Form 10-K	108

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

in the life of the loan. We also implemented new tools, such as our proprietary Quality Control Advisor, to provide greater transparency into our customer quality control reviews.
In July 2016, we launched our Loan Advisor Suite, which is a set of integrated software applications designed to give lenders a way to originate and deliver high quality mortgage loans to us and to actively monitor representation and warranty relief earlier in the mortgage loan production process. In 2017, we enhanced our Loan Advisor Suite to offer limited relief of representations and warranties for certain loans that satisfy new automated controls related to appraisal quality, collateral valuation, borrower assets and borrower income. In general, limited representation and warranty relief is offered when information provided by lenders is validated against independent data sources. Further enhancements to the Loan Advisor Suite are expected in 2018. These evolving technologies are designed to establish the loan manufacturing quality required for greater purchase certainty.
If we discover that the representations or warranties related to a loan were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller or servicer to repurchase the loan at its current UPB, reimburse us for losses realized with respect to the loan after consideration of any other recoveries, and/or indemnify us. At the direction of FHFA, we implemented a new remedies framework for the categorization of loan origination defects for loans with settlement dates on or after January 1, 2016. Among other items, the framework provides that "significant defects" will result in a repurchase request or a repurchase alternative, such as recourse or indemnification.
At the direction of FHFA, we made a number of changes to our selling and servicing representation and warranty framework for our mortgage loans. FHFA may require further changes to the framework in the future. Under the revised selling framework, we relieve sellers of repurchase obligations for breaches of certain selling representations and warranties for certain types of loans, including:

■	Loans that have established an acceptable payment history for 36 months (12 months for relief refinance loans) of consecutive, on-time payments after purchase, subject to certain exclusions; and

■	Loans that have satisfactorily completed a quality control review.
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
The credit quality of our single-family loan purchases remained strong during the past several years. The graphs below show the credit profile of the single-family loans we purchased or guaranteed in the last three years.

FREDDIE MAC | 2017 Form 10-K	109

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Weighted Average Original LTV Ratio

Weighted Average Credit Score
The table below contains additional information about the single-family loans we purchased or guaranteed in the last three years.

	Year Ended December 31,
	2017		2016		2015
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
30-year or more amortizing fixed-rate	$275,677	80%	$307,572	78%	$262,209	75%
20-year amortizing fixed-rate	12,338	4	17,011	4	16,470	5
15-year amortizing fixed-rate	45,597	13	61,223	16	58,958	17
Adjustable-rate	9,841	3	6,555	2	12,760	3
FHA/VA and other governmental	113	—	146	—	163	—
Total	$343,566	100%	$392,507	100%	$350,560	100%

Percentage of purchases
With credit enhancements		30%		26%		23%
Detached/townhome property type		91%		92%		92%
Primary residence		89%		90%		90%
Loan purpose
Purchase		58%		45%		44%
Cash-out refinance		22%		22%		21%
Other refinance		20%		33%		35%

FREDDIE MAC | 2017 Form 10-K	110

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The table below contains additional detail on the relief refinance loans we purchased.

	Year Ended December 31,
	2017			2016
(UPB in millions)	UPB	Loan Count	Average Loan Size	UPB	Loan Count	Average Loan Size
Above 125% Original LTV	$141	936	$151,000	$271	1,799	$151,000
Above 100% to 125% Original LTV	589	3,197	184,000	1,107	6,220	178,000
Above 80% to 100% Original LTV	1,760	9,737	181,000	3,034	17,277	176,000
80% and below Original LTV	5,900	40,941	144,000	8,562	60,353	142,000
Total	$8,390	54,811	$153,000	$12,974	85,649	$151,000
Offering Private Investors New and Innovative Ways to Share in the Credit Risk of the Single-Family Credit Guarantee Portfolio

Our Charter requires coverage by specified credit enhancements or participation interests on single-family loans with LTV ratios above 80% at the time of purchase. In addition to obtaining credit enhancements required by our Charter, we also enter into various other types of transactions in which we transfer mortgage credit risk to third parties.
The table below contains a description of the credit enhancements we use to transfer a portion of the credit risk on our single-family loans.

FREDDIE MAC | 2017 Form 10-K	111

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Credit Enhancement	Description	When Coverage is Effective
Primary mortgage insurance	•
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
At the time we acquire the loan
STACR debt notes	•
Unsecured debt obligations that we issue to third-party investors related to certain notional credit risk positions. We make payments of principal and interest on the issued STACR debt notes. The amount of principal that we are required to pay the STACR debt note investors is linked to the credit performance of certain loans (referred to as a reference pool) that we have previously guaranteed. As a result, we are not required to repay principal to the extent that the notional credit risk position is reduced as a result of a specified credit event.
Subsequent to our purchase or guarantee of loans
ACIS insurance policies	•
Policies that provide credit protection on a portion of the non-issued notional credit risk positions we retain in a STACR debt note transaction. We also enter into ACIS transactions that provide credit protection for certain specified credit events on loans not included in a reference pool created for a STACR debt note transaction. In exchange for our payment of premiums, we receive compensation for certain losses under the insurance policy up to an aggregate limit when specified credit events occur.
At both the time we acquire the loan and subsequent to our purchase or guarantee of loans
Senior subordinate securitization structures	•
Structures in which we issue guaranteed senior securities or PCs and unguaranteed subordinated securities backed by certain single-family loans that were previously purchased or participation interests in recently originated single-family loans. The unguaranteed subordinated securities absorb first losses on the related loans. In certain of these transactions, the loans are not serviced in accordance with our Guide and we do not control the servicing.
Subsequent to our purchase or guarantee of loans
Other	•
Seller indemnification agreement - Requires the seller to absorb a portion of the losses on the related single-family loans in exchange for Freddie Mac's payment of a fee or a guarantee fee reduction. The indemnification amount may be fully or partially collateralized.
At the time we acquire the loan
•
Deep MI CRT - Provides additional coverage beyond primary mortgage insurance. Deep MI CRT is a credit enhancement we purchase from affiliates of mortgage insurance companies. Deep MI CRT covers a pool of loans and takes effect immediately upon sale of the mortgage loans to us over a pre-defined loan aggregation period. We require our counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies, and also to adhere to other terms beyond what is contained in primary mortgage insurance.
At the time we acquire the loan
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
At the time we acquire the loan
•
Pool insurance - Provides insurance on a group of loans up to a stated aggregate loss limit. We have not purchased pool insurance policies since 2008, and the majority of our pool insurance policies will expire in the next three years.
At the time we acquire the loan
See Our Business Segments - Single-Family Guarantee, Note 3 and Note 6 for additional information on these transactions.

FREDDIE MAC | 2017 Form 10-K	112

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The table below provides information on the total current and protected UPB and maximum coverage associated with credit enhanced loans in our single-family credit guarantee portfolio as of December 31, 2017 and 2016, respectively. The table includes all types of single-family credit enhancements.

	As of December 31,
	2017		2016
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Primary mortgage insurance	$334,189	$85,429	$291,217	$74,345
STACR debt note(3)	604,356	17,788	427,978	14,507
ACIS transactions(4)	617,730	6,736	453,670	5,355
Senior subordinate securitization structures	12,283	1,913	3,988	605
Other(5)	15,975	6,479	12,827	7,373
Less: UPB with more than one type of credit enhancement	(775,751)	—	(559,400)	—
Single-family credit guarantee portfolio with credit enhancement	808,782	118,345	630,280	102,185
Single-family credit guarantee portfolio without credit enhancement	1,020,098	—	1,124,446	—
Total	$1,828,880	$118,345	$1,754,726	$102,185

(1)
Except for the majority of our STACR debt notes and ACIS transactions, our credit enhancements generally provide protection for the first, or initial, credit losses associated with the related loans. For subordination, total current and protected UPB represents the UPB of the guaranteed securities. For STACR debt notes and ACIS transactions, total current and protected UPB represents the UPB of the assets included in the reference pool.

(2)
Except for subordination, this represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements. For subordination, this represents the UPB of the securities that are subordinate to our guarantee and held by third parties, which could provide protection by absorbing first losses.

(3)	Maximum coverage amounts presented represent the outstanding balance of STACR debt notes held by third parties.

(4)	Maximum coverage amounts presented represent the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

(5)	Includes seller indemnification, Deep MI CRT, lender recourse and indemnification, pool insurance, HFA indemnification and other credit enhancements.
We had coverage remaining of $118.3 billion and $102.2 billion on our single-family credit guarantee portfolio as of December 31, 2017 and 2016, respectively. Credit risk transfer transactions provided 22.4% and 19.9% of the coverage remaining at those dates.
The table below provides information on the non-credit-enhanced and credit-enhanced loans in our single-family credit guarantee portfolio. The credit enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit protection.

	As of December 31,
	2017		2016		2015
(Percentage of portfolio based on UPB)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
Non-credit-enhanced	56%	1.16%	64%	1.02%	70%	1.30%
Credit-enhanced
Primary mortgage insurance	18%	1.43%	17%	1.46%	15%	2.06%
Other	37%	0.53%	27%	0.43%	20%	0.58%
Total	N/A	1.08%	N/A	1.00%	N/A	1.32%
The table below provides information on estimated recoveries we could receive over the risk transfer coverage period from our most significant credit risk transfer transactions (i.e., STACR debt notes and ACIS insurance policies) under various home price scenarios.

FREDDIE MAC | 2017 Form 10-K	113

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The timing of our recognition of the recoveries in our statements of comprehensive income will depend on the type of credit risk transfer transaction and whether we are reimbursed based on calculated losses or actual losses, which may result in timing differences between the recognition of recoveries and the related credit event. We recognize losses on the loans in the reference pool when losses are incurred. Recoveries from credit risk transfer transactions based on actual losses are generally recognized in the financial statements when the loss confirming event occurs (i.e. foreclosure, deed in lieu of foreclosure, short sale, etc.), which may be several years after the related losses are incurred. Credit risk transfer transactions based on calculated losses are measured at fair value through earnings, so the change in fair value may be recognized prior to the incurrence of the loss.
In the table below, we estimate the potential recoveries from our STACR debt note and ACIS transactions using a sensitivity analysis that utilizes our historical loss and prepayment experience related to loans originated during periods that experienced above average home price appreciation, moderate home price appreciation and severe home price depreciation. We match these loans to similar groups within the reference pools (related to our STACR debt note and ACIS transactions) using two of the more significant observed credit sensitive mortgage loan attributes, LTV ratios and origination FICO scores. Our recoveries under these scenarios were estimated based on loan losses, net of mortgage insurance claim amounts.
These are only estimated projections and are designed to illustrate the potential for significant differences in losses and recoveries depending on the economic environment and other factors. Our actual losses and recoveries under these scenarios could differ materially from these estimates. For example, significant improvements to underwriting standards, as well as origination practices, since the financial crisis may result in lower loan losses and loss coverage ratio than the projections in the table below. In addition, these estimates do not include interest expense and transaction costs we incur to issue our STACR debt notes and premiums we pay on ACIS transactions.

(In millions)	As of December 31, 2017
UPB of loans covered by STACR debt notes and ACIS insurance policies	$607,019

	Performance Under Home Price Scenarios at December 31, 2017
	Above Average Home Price Appreciation (47%)(1)		Moderate Home Price Appreciation (7%)(1)		Severe Home Price Depreciation (-24%)(1)
(Dollars in millions)	Amount	bps	Amount	bps	Amount	bps
Estimated credit losses	$157	6	$1,007	40	$16,741	276
Estimated recoveries from STACR debt notes and ACIS insurance policies	$56	1	$654	11	$10,438	172
Loss coverage ratio	15%	N/A	27%	N/A	62%	N/A
(1) Home price change is over a four-year period.
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

FREDDIE MAC | 2017 Form 10-K	114

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

performance of our loans to facilitate early identification of potential problem loans, which could inform our loss mitigation strategies. We also review performance metrics for additional loan characteristics that may expose us to concentrations of credit risk, including:

■	Higher risk loan attributes and attribute combinations;

■	Higher risk loan product types; and

■	Geographic concentrations.
We actively monitor seller and servicer performance, including compliance with our standards, and periodically review their operational processes. We also periodically change seller/servicer guidelines based on the results of our mortgage portfolio monitoring, if warranted.
Single-Family Credit Guarantee Portfolio
Our single-family serious delinquency rate increased in 2017 compared to 2016 due to impacts of the hurricane events in 2017. As a result, we expect an increase in our loan workout activities as well as our expected credit losses.
Outside of the areas affected by the hurricanes, our single-family serious delinquency rate decreased to 0.83% in 2017 from 0.97% in 2016 due to our continued loss mitigation efforts and sales of certain seriously delinquent loans, as well as home price appreciation and a low unemployment rate. This improvement was also driven by the continued shift in the single-family credit guarantee portfolio mix, as the Legacy and relief refinance loan portfolio runs off and we add high credit quality loans to our Core single-family loan portfolio.
Our loss mitigation activities may create fluctuations in our delinquency statistics. For example, loans in modification trial periods, loans subject to forbearance agreements and loans in repayment plans continue to be reported as seriously delinquent. There may also be temporary lags in the reporting of payment status and modification completion due to differing practices of our servicers that can affect our delinquency statistics.
The charts below show the credit losses and serious delinquency rates for each of our single-family loan portfolios. Our Core single-family loan portfolio continues to perform well and account for a small percentage of our credit losses, as shown below. Our Legacy and relief refinance single-family loan portfolio continues to decline as a percentage of our overall portfolio, but continues to account for the majority of our credit losses.

FREDDIE MAC | 2017 Form 10-K	115

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Portfolio Composition and Credit Losses

Serious Delinquency Rates as of December 31,

FREDDIE MAC | 2017 Form 10-K	116

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The chart below shows the delinquency rates for mortgage loans in our single-family credit guarantee portfolio that are one month and two months past due.
Total Delinquency Rates for Loans One Month and Two Months Past Due
The tables below provide credit quality information about our single-family loan portfolios.

	As of December 31, 2017
(Dollars in billions)	UPB	Average Credit Score	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Foreclosure Sale and Short Sale Rate(1)	Alt-A %
Core single-family loan portfolio	$1,424	751	73%	59%	—%	0.16%	—%
Legacy and relief refinance single-family loan portfolio	405	707	77%	47%	3%	3.98%	7%
Total	$1,829	743	75%	59%	1%	N/A	1%

	As of December 31, 2016
(Dollars in billions)	UPB	Average Credit Score	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Foreclosure Sale and Short Sale Rate(1)	Alt-A %
Core single-family loan portfolio	$1,275	752	72%	60%	—%	0.15%	—%
Legacy and relief refinance single-family loan portfolio	480	708	77%	51%	5%	3.91%	7%
Total	$1,755	743	75%	61%	2%	N/A	2%

(1)
The foreclosure sale and short sale rate presented for the Legacy and relief refinance single-family loan portfolio represents the rate associated with loans originated in 2000 through 2008, as well as other relief refinance loans, including HARP loans.

FREDDIE MAC | 2017 Form 10-K	117

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The table below contains a description of some of the loan characteristics we monitor in our single-family credit guarantee portfolio.

Characteristic	Description	Impact on Credit Quality
LTV Ratio
Ratio of the UPB of the loan to the value of the underlying property collateralizing the loan. Original LTV ratio is measured at loan origination, while current LTV (CLTV) ratio is defined as the ratio of the current loan UPB to the estimated current property value
		•	Measures ability of the underlying property to cover our exposure on the loan
		•	Higher LTV ratios indicate higher risk, as proceeds from sale of the property may not cover our exposure on the loan
		•	Lower LTV ratios indicate borrowers are more likely to repay
Credit Score	Statistically-derived number used by lenders to assess a borrower’s likelihood to repay debt. We use FICO scores, which are currently the most commonly used credit scores for mortgages	•	Borrowers with higher credit scores are generally more likely to repay or have the ability to refinance their loans than those with lower scores
		•	Credit scores presented in this Form 10-K are at the time of origination and may not be indicative of the borrowers’ current creditworthiness
Loan Purpose	Indicates how the borrower intends to use the proceeds from a loan (i.e., purchase, cash-out refinance or other refinance)	•	Cash-out refinancings, which increase the LTV ratios, generally have had a higher risk of default than loans originated in purchase or other refinance transactions
Property Type	Indicates whether the property is a detached single-family house, townhouse, condominium or co-op	•	Detached single-family houses and townhouses are the predominant type of single-family property
		•	Condominiums historically have experienced greater volatility in home prices than detached single-family houses, which may expose us to more risk
Occupancy Type	Indicates whether the borrower intends to use the property as a primary residence, second home or investment property	•	Loans on primary residence properties tend to have lower credit risk than loans on second homes or investment properties
Product Type	Indicates the type of loan based on key loan terms, such as the contractual maturity, type of interest rate and payment characteristics of the loan	•	Loan products that contain terms which result in scheduled changes in monthly payments may result in higher risk
		•	Shorter loan terms result in faster repayment of principal and may indicate lower risk
Second Liens	Indicates whether the underlying property is covered by more than one loan at the time of origination	•	Second liens can increase the risk of default
		•	Borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so

FREDDIE MAC | 2017 Form 10-K	118

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The table below contains details on characteristics of the loans in our single-family credit guarantee portfolio.

	As of December 31,
(Percentage of portfolio based on UPB)	2017	2016	2015

Original LTV Ratio Range
60% and below	20%	20%	20%
Above 60% to 80%	52%	53%	53%
Above 80% to 100%	24%	23%	22%
Above 100%	4%	4%	5%
Portfolio weighted average original LTV ratio	75%	75%	75%

Current LTV Ratio Range
60% and below	49%	45%	43%
Above 60% to 80%	37%	38%	37%
Above 80% to 100%	13%	15%	16%
Above 100%	1%	2%	4%
Portfolio weighted average current LTV ratio	59%	61%	63%

Credit Score
740 and above	60%	60%	59%
700 to 739	21%	21%	21%
660 to 699	12%	12%	13%
620 to 659	5%	5%	5%
Less than 620	2%	2%	2%
Portfolio weighted average credit score	743	743	741

Loan Purpose
Purchase	39%	35%	32%
Cash-out refinance	21%	21%	21%
Other refinance	40%	44%	47%
In addition, at December 31, 2017, 2016 and 2015:

■	More than 90% of our loans were secured by detached homes or townhomes;

■	Approximately 90% of our loans were secured by properties used as the borrower’s primary residence at origination; and

■	More than 90% of our loans were fixed-rate.
At December 31, 2017, approximately 9% of our loans had second-lien financing by the originator or other third party at origination, and these loans comprised approximately 15% of our seriously delinquent loan population. It is likely that additional borrowers have post-origination second-lien financing.
Higher Risk Loan Attributes and Attribute Combinations
Certain of the loan attributes shown above may indicate a higher risk of default. For example, loans with original LTV ratios over 90% and/or credit scores below 620 at origination may be higher risk. The tables below provide information on loans in our portfolio with these characteristics. The tables include a presentation of each higher risk category in isolation. A single loan may fall within more than one category.

FREDDIE MAC | 2017 Form 10-K	119

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

	As of December 31, 2017
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Original LTV ratio greater than 90%, HARP loans	$98.9	76%	2.3%	1.37%
Original LTV ratio greater than 90%, all other loans	$205.5	80%	5.6%	1.88%
Loans with credit scores below 620 at origination	$35.2	65%	21.4%	6.34%

	As of December 31, 2016
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Original LTV ratio greater than 90%, HARP loans	$115.1	83%	1.8%	1.07%
Original LTV ratio greater than 90%, all other loans	$169.4	82%	7.2%	1.92%
Loans with credit scores below 620 at origination	$37.5	69%	21.7%	5.73%
In addition, certain combinations of loan attributes can indicate an even higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores. The following tables show the combination of credit score and CLTV ratio attributes of loans in our single-family credit guarantee portfolio.

	As of December 31, 2017
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Credit score)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Modified(1)
Core single-family loan portfolio:
< 620	0.3%	2.89%	—%	NM	—%	NM	0.3%	3.18%	3.3%
620 to 659	1.8	1.63%	0.3	1.92%	—	NM	2.1	1.67%	1.4%
≥ 660	65.9	0.27%	9.5	0.46%	—	NM	75.4	0.29%	0.2%
Not available	0.1	2.48%	—	NM	—	NM	0.1	4.47%	3.6%
Total	68.1%	0.32%	9.8%	0.55%	—%	NM	77.9%	0.35%	0.3%

Legacy and relief refinance single-family loan portfolio:
< 620	1.2%	5.61%	0.3%	10.17%	0.1%	16.24%	1.6%	6.71%	23.5%
620 to 659	2.0	4.17%	0.4	8.05%	0.2	13.75%	2.6	5.04%	20.3%
≥ 660	14.9	1.47%	2.2	4.11%	0.7	6.67%	17.8	1.81%	7.3%
Not available	0.1	5.60%	—	NM	—	NM	0.1	6.07%	17.8%
Total	18.2%	2.11%	2.9%	5.39%	1.0%	9.14%	22.1%	2.59%	10.1%

FREDDIE MAC | 2017 Form 10-K	120

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

	As of December 31, 2016
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Credit score)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Modified(1)
Core single-family loan portfolio:
< 620	0.2%	2.18%	—%	NM	—%	NM	0.2%	2.45%	3.0%
620 to 659	1.6	1.02%	0.3	1.30%	—	NM	1.9	1.07%	1.3%
≥ 660	60.9	0.15%	9.7	0.22%	0.1	1.88%	70.7	0.16%	0.2%
Not available	—	NM	—	NM	—	NM	—	NM	NM
Total	62.7%	0.18%	10.0%	0.27%	0.1%	3.29%	72.8%	0.20%	0.2%

Legacy and relief refinance single-family loan portfolio:
< 620	1.3%	4.76%	0.4%	8.53%	0.2%	13.93%	1.9%	6.03%	23.4%
620 to 659	2.1	3.48%	0.6	6.61%	0.4	11.41%	3.1	4.51%	20.0%
≥ 660	17.1	1.18%	3.6	3.24%	1.4	5.68%	22.1	1.60%	7.2%
Not available	0.1	4.87%	—	NM	—	NM	0.1	5.54%	15.7%
Total	20.6%	1.70%	4.6%	4.25%	2.0%	7.57%	27.2%	2.28%	9.9%

(1)	NM - not meaningful due to the percentage of the portfolio rounding to zero.
Higher Risk Loan Product Types
There are several types of loan products that contain terms which result in scheduled changes in the borrower’s monthly payments after specified initial periods, such as interest-only and option ARM loans. These products may result in higher credit risk because the payment changes may increase the borrower’s monthly payment, resulting in a higher risk of default. The majority of these loans are in our Legacy and relief refinance single-family loan portfolio. Only a small percentage of our Core single-family loan portfolio consists of ARM loans.
The balance of our interest-only and option ARM loans has continued to decline in recent years as many of these borrowers have repaid or refinanced their loans, received loan modifications or completed foreclosure alternatives or foreclosure sales.
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

FREDDIE MAC | 2017 Form 10-K	121

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The tables below provide credit characteristic information on higher risk loan product types.

	As of December 31, 2017
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Amortizing ARM and option ARM(1)	$56.0	52%	1.7%	1.13%
Interest-only	$13.0	68%	0.1%	4.97%
Step-rate modified	$22.2	70%	100%	8.03%

	As of December 31, 2016
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Amortizing ARM and option ARM(1)	$60.5	53%	1.7%	1.20%
Interest-only	$16.6	73%	0.1%	4.34%
Step-rate modified	$32.0	78%	100%	6.37%

(1)
Includes $3.6 billion and $4.1 billion in UPB of option ARM loans as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the option ARM loans had: (a) current LTV ratios of 58% and 64%, (b) loan modification percentages of 15.6% and 14.6%; and (c) serious delinquency rates of 4.58% and 5.24%, respectively.

The table below shows the timing of scheduled payment changes for certain types of loans within our single-family credit guarantee portfolio. The amounts in the table below are aggregated by product type and categorized by the year in which the loan will experience a payment change. The timing of the actual payment change may differ from that presented in the table due to a number of factors, including if the borrower refinances the loan. Loans where the year of first payment change is 2017 or prior have already had one or more payment changes as of December 31, 2017; loans where the year of first payment change is 2018 or later have not had a payment change as of December 31, 2017 and will not experience a payment change until a future period. Step-rate modified loans are shown in each year that the borrower will experience a scheduled interest-rate increase; therefore, a single loan may be included in multiple periods. However, the total of step-rate loans in the table reflects the ending UPB of such loans as of December 31, 2017.

	As of December 31, 2017
(In millions)	2017 and Prior	2018	2019	2020	2021	2022	Thereafter	Total(1)
ARM/amortizing	$12,409	$2,461	$5,027	$6,314	$5,881	$6,744	$13,244	$52,080
ARM/interest-only	8,456	1,185	70	149	—	—	—	9,860
Fixed/interest-only	813	184	3	2	12	45	2	1,061
Step-rate modified	16,657	10,254	4,071	3,171	2,382	537	175	22,169
Total	$38,335	$14,084	$9,171	$9,636	$8,275	$7,326	$13,421	$85,170

(1)	Excludes loans underlying certain other securitization products since the payment change information is not available to us for these loans.
We believe that the performance of these types of loans has been affected by prior adverse macroeconomic conditions, such as unemployment rates and home price declines in many geographic areas in addition to the increase in the borrower’s monthly payment. However, we continue to monitor the performance of these loans as many have experienced a payment change or are scheduled to have a payment change in 2018 or thereafter, which is likely to subject the borrowers to higher monthly payments. Since a substantial portion of these loans were originated in 2005 through 2008 and are located in geographic areas that were most affected by declines in home prices that began in 2006, we believe that the serious delinquency rate for these types of loans will remain high in 2018.

FREDDIE MAC | 2017 Form 10-K	122

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $1.1 billion and $1.3 billion of security collateral underlying our other securitization products at December 31, 2017 and 2016, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, part of our relief refinance initiative or part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-K and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller or servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to December 31, 2017, we have purchased approximately $35.9 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio, including $1.5 billion in 2017.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.

	As of December 31, 2017				As of December 31, 2016
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$27.1	67%	24.1%	5.62%	$32.6	72%	25.9%	5.21%
The UPB of Alt-A loans in our single-family credit guarantee portfolio declined during 2017 primarily due to borrowers refinancing into other mortgage products, foreclosure sales and other liquidation events. Significant portions of the Alt-A loans in our portfolio are concentrated in Arizona, California, Florida and Nevada.
Geographic Concentrations
We purchase mortgage loans from across the U.S. and maintain a geographically diverse portfolio. However, local economic conditions can affect borrowers’ ability to repay and the value of the underlying collateral, leading to concentrations of credit risk in certain geographic areas.

FREDDIE MAC | 2017 Form 10-K	123

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The following table presents certain geographic concentrations in our single-family credit guarantee portfolio. The states presented below had the largest number of seriously delinquent loans as of December 31, 2017. See Note 14 for additional information on the concentration of credit risk in our single-family credit guarantee portfolio.

	As of December 31, 2017			Full Year 2017 Credit Losses	As of December 31, 2016			Full Year 2016 Credit Losses	As of December 31, 2015			Full Year 2015 Credit Losses
(Dollars in millions)	SDQ Loan Count	% of SDQ Loans	SDQ Rate		SDQ Loan Count	% of SDQ Loans	SDQ Rate		SDQ Loan Count	% of SDQ Loans	SDQ Rate
Florida	22,253	19%	3.33%	$614	9,355	9%	1.42%	$157	14,070	10%	2.16%	$850
Texas	8,908	8	1.36%	44	4,357	4	0.70%	15	4,888	3	0.80%	25
New York	8,117	7	1.74%	415	9,574	9	2.05%	163	13,981	10	2.94%	557
Illinois	6,228	5	1.13%	445	7,291	7	1.34%	170	8,841	6	1.62%	381
New Jersey	5,539	5	1.78%	432	6,913	7	2.26%	204	11,978	9	3.90%	689
All Others	64,644	56	0.79%	2,865	68,444	64	0.85%	1,019	85,963	62	1.06%	2,186
Total	115,689	100%	1.08%	$4,815	105,934	100%	1.00%	$1,728	139,721	100%	1.32%	$4,688
The following table presents our single-family charge-offs and recoveries in each geographic region. See Single-Family Credit Guarantee Portfolio in Note 14 for a description of these regions.

	Year Ended December 31,
	2017			2016			2015
(In millions)	Charge-offs, gross (1)	Recoveries	Charge-offs, net	Charge-offs, gross (1)	Recoveries	Charge-offs, net	Charge-offs, gross (1)	Recoveries	Charge-offs, net
Northeast	$1,690	($155)	$1,535	$752	($188)	$564	$2,056	($207)	$1,849
West	1,382	(62)	1,320	247	(58)	189	688	(105)	583
Southeast	1,001	(95)	906	401	(121)	280	1,270	(204)	1,066
North Central	774	(81)	693	425	(94)	331	854	(149)	705
Southwest	204	(32)	172	113	(36)	77	203	(52)	151
Total	$5,051	($425)	$4,626	$1,938	($497)	$1,441	$5,071	($717)	$4,354

(1)
2016 and 2015 do not include lower-of-cost-or-fair-value adjustments and other expenses related to property taxes and insurance recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $1.2 billion and $3.4 billion, respectively. 2017 includes charge-offs of $3.8 billion related to the transfer of loans from held-for-investment to held-for-sale.

FREDDIE MAC | 2017 Form 10-K	124

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The tables below present the concentration of loans in each geographic region by CLTV ratio.

	As of December 31, 2017
	CLTV <= 80%		CLTV > 80% to 100%		CLTV > 100%		All Loans
	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
North Central	13%	0.65%	3%	1.29%	—%	6.77%	16%	0.81%
Northeast	21	0.96%	4	2.13%	—	11.17%	25	1.24%
Southeast	14	1.67%	2	3.34%	—	10.58%	16	1.95%
Southwest	11	0.94%	2	1.23%	—	6.73%	13	0.98%
West	27	0.40%	2	1.14%	1	5.36%	30	0.47%
Total	86%	0.89%	13%	1.87%	1%	8.95%	100%	1.08%

	As of December 31, 2016
	CLTV <= 80%		CLTV > 80% to 100%		CLTV > 100%		All Loans
	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
North Central	13%	0.67%	3%	1.53%	—%	6.36%	16%	0.93%
Northeast	20	1.04%	4	2.35%	1	10.92%	25	1.45%
Southeast	12	0.92%	3	1.95%	1	6.35%	16	1.19%
Southwest	11	0.71%	2	1.13%	—	6.75%	13	0.78%
West	27	0.43%	3	1.38%	—	5.00%	30	0.57%
Total	83%	0.74%	15%	1.75%	2%	7.43%	100%	1.00%
Credit Losses and Recoveries
On January 1, 2017, we elected a new accounting policy for loan reclassifications from held-for-investment to held-for-sale that increased the amount of charge-offs recognized during 2017. Under the new policy, when we reclassify (transfer) a loan from held-for-investment to held-for-sale, we charge off the entire difference between the loan's recorded investment and its fair value if the loan has a history of credit-related issues. Expenses related to property taxes and insurance are included as part of the charge-off. See Note 4 for further information about this change.
We expect the level of charge-offs in 2018 to be lower than in 2017 as we continue our loss mitigation activities and our efforts to sell certain seriously delinquent single-family loans.
The table below contains certain credit performance metrics of our single-family credit guarantee portfolio.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Charge-offs, gross(1)(2)	$5,051	$1,938	$5,071
Recoveries	(425)	(497)	(717)
Charge-offs, net	4,626	1,441	4,354
REO operations expense	189	287	334
Total credit losses	$4,815	$1,728	$4,688

Total credit losses(1)(2) (in bps)	27.0	9.9	27.6

(1)
For 2015, includes $1.9 billion due to the adoption of FHFA Advisory Bulletin 2012-02 ("AB 2012-02") Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. See Note 1 for additional information.

(2)
2016 and 2015 do not include lower-of-cost-or-fair value adjustments and other expenses related to property taxes and insurance recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $1.2 billion and $3.4 billion, respectively. 2017 includes charge-offs of $3.8 billion related to the transfer of loans from held-for-investment to held-for-sale.

FREDDIE MAC | 2017 Form 10-K	125

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Credit loss recoveries during 2017, 2016 and 2015 included $5 million, $14 million and $17 million, respectively, related to settlement agreements with certain sellers that released specified loans from certain repurchase obligations in exchange for one-time cash payments. We recognized recoveries from primary mortgage insurance (excluding recoveries that represent reimbursements for our expenses, such as REO operations expenses) of $0.3 billion, $0.3 billion and $0.5 billion that reduced our charge-offs of single-family loans during 2017, 2016 and 2015, respectively. We also recognized recoveries from primary mortgage insurance of $50 million, $47 million and $76 million during 2017, 2016 and 2015, respectively, as part of REO operations (expense) income.
Our credit losses and seriously delinquent loan population are concentrated in the Legacy and relief refinance single-family loan portfolio. In addition, our credit losses and seriously delinquent loan population are also concentrated within loans having certain characteristics, as shown in the table below. These categories are not mutually exclusive; for example, an Alt-A loan can be associated with a property located in a judicial foreclosure state and/or have a CLTV ratio of greater than 100%. Additional detail on loans in judicial foreclosure states is presented in the Managing Foreclosure and REO Activities section below.

	2017			2016
	As of December 31		Year Ended December 31	As of December 31		Year Ended December 31
	% of Portfolio	SDQ Rate	% of Credit Losses	% of Portfolio	SDQ Rate	% of Credit Losses
CLTV > 100%	1%	8.95%	28%	2%	7.43%	34%
Alt-A loans	1%	5.62%	22%	2%	5.21%	15%
Judicial foreclosure states	38%	1.56%	53%	38%	1.36%	62%
Loan Loss Reserves
Our loan loss reserves continued to decline in 2017, primarily driven by an increase in charge-offs due to the accounting policy change effective January 1, 2017 related to the reclassification of loans from held-for-investment to held-for-sale. See Note 4 for more information on this accounting policy change.
The table below summarizes our single-family loan loss reserves activity.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Beginning balance	$13,463	$15,348	$21,793	$24,578	$30,508
Provision (benefit) for credit losses	(97)	(781)	(2,639)	113	(2,247)
Charge-offs, gross(1)	(5,051)	(1,938)	(5,071)	(4,892)	(8,995)
Recoveries	425	497	717	1,258	4,313
Transfers, net	—	—	—	—	—
Other(2)	239	337	548	736	999
Ending balance	$8,979	$13,463	$15,348	$21,793	$24,578

As a percentage of our single-family credit guarantee portfolio	0.49%	0.77%	0.90%	1.31%	1.49%

(1)
2016, 2015, 2014 and 2013 do not include lower-of-cost-or-fair value adjustments and other expenses related to property taxes and insurance recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $1.2 billion, $3.4 billion, $0.3 billion and $0.0 billion, respectively. 2017 includes charge-offs of $3.8 billion related to the transfer of loans from held-for-investment to held-for-sale.

(2)	Primarily includes capitalization of past due interest on modified loans.

FREDDIE MAC | 2017 Form 10-K	126

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

TDRs and Individually Impaired Loans
Single-family loans that have been individually evaluated for impairment, such as modified loans, generally have a higher associated loan loss reserve than loans that have been collectively evaluated for impairment. Due to the large number of loan modifications completed in recent years, a significant portion of our loan loss reserves is attributable to individually impaired single-family loans. As of December 31, 2017, 48% of the loan loss reserves for single-family loans related to interest rate concessions provided to borrowers as part of loan modifications. Most of our modified single-family loans, including TDRs, were current and performing at December 31, 2017. We expect our loan loss reserve associated with existing single-family TDRs to decline over time as we continue to sell reperforming loans. In addition, these loan loss reserves will decline as borrowers continue to make monthly payments under the modified terms and interest rate concessions are amortized into earnings.
The table below summarizes the carrying value for individually impaired single-family loans on our consolidated balance sheets for which we have recorded a specific reserve.

	2017		2016
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	485,709	$78,869	512,253	$85,960
New additions	41,343	5,714	43,153	5,956
Repayments and reclassifications to held-for-sale	(151,941)	(28,737)	(58,153)	(11,405)
Foreclosure sales and foreclosure alternatives	(10,407)	(1,431)	(11,544)	(1,642)
TDRs, at December 31,	364,704	54,415	485,709	78,869
Loans impaired upon purchase	5,040	340	7,977	542
Total impaired loans with specific reserve	369,744	54,755	493,686	79,411
Allowance for loan losses		(6,630)		(11,980)
Net investment, at December 31,		$48,125		$67,431
The tables below present information about the UPB of single-family TDRs and non-accrual loans on our consolidated balance sheets.

	As of December 31,
(In millions)	2017	2016	2015	2014	2013
TDRs on accrual status	$51,644	$77,122	$82,026	$82,373	$78,033
Non-accrual loans	17,748	16,164	22,460	32,745	42,829
Total TDRs and non-accrual loans	$69,392	$93,286	$104,486	$115,118	$120,862

Loan loss reserves associated with:
TDRs on accrual status	$5,257	$10,295	$12,105	$13,728	$14,239
Non-accrual loans	1,883	2,290	2,677	6,935	8,805
Total	$7,140	$12,585	$14,782	$20,663	$23,044

	Year Ended December 31,
(In millions)	2017	2016	2015	2014	2013
Foregone interest income on TDRs and non-accrual loans(1)	$1,604	$2,109	$2,690	$3,235	$3,552

(1)	Represents the amount of interest income that we would have recognized for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.

FREDDIE MAC | 2017 Form 10-K	127

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

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
Relief Refinance Program
As part of our loss mitigation activities, servicers contact borrowers that are eligible for the relief refinance initiative. In recent years, our relief refinance program has been one of our more significant borrower assistance programs. Our relief refinance initiative allows eligible homeowners whose loans we already own or guarantee to refinance with more favorable terms (such as reduction in payment, reduction in interest rate, extension of amortization term, or movement to a more stable loan product) and without the need to obtain additional mortgage insurance. Our relief refinance program includes HARP, the portion of our relief refinance initiative for loans with LTV ratios above 80%.
The relief refinance program is being replaced with the high LTV relief refinance (Enhanced Relief RefinanceSM) program, which will be available in January 2019 for loans originated on or after October 1, 2017. This program provides liquidity for borrowers who are current on their mortgages but are unable to refinance because their LTV ratios exceed our standard refinance limits. In addition, the HARP program has been extended for applications through December 31, 2018 to ensure that borrowers who have a high LTV ratio and are eligible for HARP will continue to have a refinance option.
The following table includes information about the performance of our relief refinance mortgage portfolio.

	As of December 31,
	2017			2016
(Dollars in millions)	UPB	Loan Count	SDQ Rate	UPB	Loan Count	SDQ Rate
Above 125% Original LTV	$21,814	131,045	1.76%	$25,027	144,719	1.24%
Above 100% to 125% Original LTV	43,177	256,189	1.34%	50,618	288,697	1.10%
Above 80% to 100% Original LTV	71,559	455,451	1.05%	82,987	506,932	0.84%
80% and below Original LTV	95,700	835,381	0.58%	106,350	892,471	0.38%
Total	$232,250	1,678,066	0.92%	$264,982	1,832,819	0.69%
Loan Workout Activities
When refinancing is not practicable, we require our servicers first to evaluate the loan for a forbearance agreement, repayment plan or loan modification, because our level of recovery on a loan that reperforms is often much higher than for a loan that proceeds to a foreclosure alternative or foreclosure. We offer the following types of home retention options:

FREDDIE MAC | 2017 Form 10-K	128

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

■
Forbearance agreements - Arrangements that require reduced or no payments during a defined period, generally less than one year, to allow borrowers to return to compliance with the original mortgage terms or to implement another loan workout. For agreements completed in 2017, the average time period for reduced or suspended payments was between three and four months.

■
Repayment plans - Contractual plans designed to repay past due amounts to allow borrowers to return to compliance with the original mortgage terms. For plans completed in 2017, the average time period to repay past due amounts was between three and four months. Servicers are paid incentive fees for repayment plans that are paid in full and loans brought to current status.

■
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

The volume of these activities increased during 2017 compared to 2016, consistent with the increase in the number of delinquent loans in the single-family credit guarantee portfolio due to the hurricane events in 2017.
When a seriously delinquent single-family loan cannot be resolved through an economically sensible home retention option, we typically seek to pursue a foreclosure alternative or sale of the seriously delinquent loan. We pay servicers incentive fees for each completed foreclosure alternative. In some cases, we provide cash relocation assistance to the borrower, while allowing the borrower to exit the home in an orderly manner. We offer the following types of foreclosure alternatives:

■
Short sale - The borrower sells the property for less than the total amount owed under the terms of the loan. A short sale is preferable to a borrower because we provide limited relief to the borrower from repaying the entire amount owed on the loan. A short sale allows Freddie Mac to avoid the costs we would otherwise incur to complete the foreclosure and subsequently sell the property.

■	Deed in lieu of foreclosure - The borrower voluntarily agrees to transfer title of the property to us without going through formal foreclosure proceedings.
We discuss sales of seriously delinquent loans in the Servicing Transfers and Sales of Certain Seriously Delinquent Loans section below.
The volume of foreclosures moderated in recent periods, primarily due to generally declining volumes of seriously delinquent loans, the success of our loan workout programs and our sales of certain seriously delinquent loans. The volume of our short sale transactions declined in 2017 compared to 2016, continuing the trend in recent periods. Similarly, the volume of short sales in the overall market also declined in recent periods as home prices have continued to increase.
The following graphs provide detail about our single-family loan workout activities and foreclosure sales.

FREDDIE MAC | 2017 Form 10-K	129

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Home Retention Actions

Foreclosure Alternatives and Foreclosure Sales

The tables below contain credit characteristic data on our single-family modified loans.

	As of December 31, 2017
(Dollars in billions)	UPB	% of Portfolio	CLTV Ratio	SDQ Rate
HAMP	$23.6	2%	70%	8.08%
Non-HAMP	41.0	2	75%	12.99%
Total	$64.6	4%	73%	11.34%

	As of December 31, 2016
(Dollars in billions)	UPB	% of Portfolio	CLTV Ratio	SDQ Rate
HAMP	$33.8	2%	78%	6.49%
Non-HAMP	43.1	2	82%	11.76%
Total	$76.9	4%	80%	9.64%
The table below contains information about the payment performance of modified loans in our single-family credit guarantee portfolio, based on the number of loans that were current or paid off one year and, if applicable, two years after modification.

	Quarter of Loan Modification Completion
	4Q 2016	3Q 2016	2Q 2016	1Q 2016	4Q 2015	3Q 2015	2Q 2015	1Q 2015
Current or paid off one year after modification:	57%	62%	63%	67%	64%	66%	66%	69%

Current or paid off two years after modification:	N/A	N/A	N/A	N/A	60%	63%	64%	67%

FREDDIE MAC | 2017 Form 10-K	130

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Servicing Transfers and Sales of Certain Seriously Delinquent Loans
From time to time, we facilitate the transfer of servicing for certain groups of loans that are delinquent or are deemed at risk of default to servicers that we believe have capabilities and resources necessary to improve the loss mitigation associated with the loans. See Sellers and Servicers in Counterparty Credit Risk for additional information on these activities.
We pursue sales of seriously delinquent loans when we believe the sale of these loans provides better economic returns than continuing to hold them. During 2017 and 2016, we completed sales of $0.5 billion and $3.1 billion, respectively, in UPB of seriously delinquent single-family loans. Of the $17.0 billion in UPB of single-family loans classified as held-for-sale at December 31, 2017, $2.1 billion related to loans that were seriously delinquent. The FHFA requirements guiding these transactions, including bidder qualifications, loan modifications and performance reporting, are designed to improve borrower outcomes.
Managing Foreclosure and REO Activities

In a foreclosure, we may acquire the underlying property and later sell it, using the proceeds of the sale to reduce our losses.
We typically acquire properties as a result of borrower defaults and subsequent foreclosures on loans that we own or guarantee. We evaluate the condition of, and market for, newly acquired REO properties to determine if repairs are needed, determine occupancy status and whether there are legal or other issues to be addressed, and determine our sale or disposition strategy. When we sell an REO property, we typically provide an initial period where we consider offers by owner occupants and others before offers by investors. We also consider alternative disposition processes, such as REO auctions, bulk sales channels and partnering with locally-based entities to facilitate dispositions.
In recent years, the volume of REO acquisitions has been significantly affected by the length of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying properties to transition to REO. As of December 31, 2017 and 2016, the percentage of seriously delinquent loans that have been delinquent for more than six months was 44% and 57%, respectively.
Delays in Foreclosure Process and Average Foreclosure Completion Timelines
Our serious delinquency rates and credit losses continue to be adversely affected by delays in the foreclosure process in states where a judicial foreclosure is required. Foreclosures generally take longer to complete in such states, resulting in concentrations of delinquent loans in those states, as shown in the table below. At December 31, 2017, loans in states with a judicial foreclosure process comprised 38% of our single-family credit guarantee portfolio.

FREDDIE MAC | 2017 Form 10-K	131

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The table below presents the length of time our loans have been seriously delinquent, by jurisdiction type.

	As of December 31,
	2017		2016		2015
Aging, by locality	Loan Count	Percent	Loan Count	Percent	Loan Count	Percent

Judicial states
<= 1 year	50,554	44%	35,599	34%	40,265	29%
> 1 year and <= 2 years	10,649	9	12,257	11	16,199	12
> 2 years	10,863	9	14,318	14	28,265	20

Non-judicial states
<= 1 year	34,850	30	32,949	31	38,010	27
> 1 year and <= 2 years	5,406	5	6,075	6	8,660	6
> 2 years	3,367	3	4,736	4	8,322	6

Combined
<= 1 year	85,404	74	68,548	65	78,275	56
> 1 year and <= 2 years	16,055	14	18,332	17	24,859	18
> 2 years	14,230	12	19,054	18	36,587	26

Total	115,689	100%	105,934	100%	139,721	100%
The longer a loan remains delinquent, the greater the associated costs we incur. Loans that remain delinquent for more than one year are more challenging to resolve as many of these borrowers may not be in contact with the servicer, may not be eligible for loan modifications or may determine that it is not economically beneficial for them to enter into a loan modification due to the amount of costs incurred on their behalf while the loan was delinquent. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will remain high as loans awaiting court proceedings in those states transition to REO or other loss events. The number of our single-family loans delinquent for more than one year declined 19% during 2017.
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

FREDDIE MAC | 2017 Form 10-K	132

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The table below presents average completion times for foreclosures of our single-family loans.

	Year Ended December 31,
(Average days)	2017	2016	2015
Judicial states
Florida	1,069	1,205	1,332
New Jersey	1,497	1,767	1,602
New York	1,658	1,599	1,553
All other judicial states	704	742	828
Judicial states, in aggregate	907	1,030	1,076
Non-judicial states, in aggregate	545	562	637
Total	751	827	892
We believe that our average foreclosure timeline is likely to remain elevated in the near term due to the backlog of loans that have been delinquent for more than one year, particularly in the judicial states of Florida, New Jersey and New York.
Our REO inventory declined in 2017 primarily due to a decrease in REO acquisitions driven by a large proportion of property sales to third parties at foreclosure. Third-party sales at foreclosure auction allow us to avoid the REO property expenses that we would have otherwise incurred if we held the property in our REO inventory until disposition.
We expect the rate of decline in our REO inventory will slow as a large portion of newly acquired REO properties are older, low value and rural properties which are more challenging to market and sell. In addition, legal-related delays (i.e., redemption periods and eviction procedures) and a business strategy to repair more homes affect significant portions of our REO inventory, resulting in extended holding periods. As our REO inventory declines, we would expect REO dispositions to decline as well.
The table below shows our single-family REO activity.

	Year Ended December 31,
	2017		2016		2015
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance - REO	11,418	$1,215	17,004	$1,774	25,768	$2,684
Acquisitions	12,240	1,191	16,161	1,562	23,171	2,235
Dispositions	(15,359)	(1,506)	(21,747)	(2,121)	(31,935)	(3,145)
Ending balance - REO	8,299	900	11,418	1,215	17,004	1,774
Beginning balance, valuation allowance		(17)		(52)		(126)
Change in valuation allowance		3		35		73
Ending balance, valuation allowance		(14)		(17)		(53)
Ending balance - REO		$886		$1,198		$1,721
Severity Ratios
Severity ratios are the percentages of our realized losses when loans are resolved by the completion of REO dispositions and third-party foreclosure sales or short sales. Severity ratios are calculated as the amount of our recognized losses divided by the aggregate UPB of the related loans. The amount of recognized losses is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties, net of capitalized repair and selling expenses, if applicable.

FREDDIE MAC | 2017 Form 10-K	133

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The table below presents single-family severity ratios.

	Year Ended December 31,
	2017	2016	2015
REO dispositions and third-party foreclosure sales	27.2%	32.8%	34.3%
Short sales	27.7%	29.0%	30.1%
Our severity ratios remained relatively stable during 2017 compared to 2016. These severity ratios are influenced by several factors, including the geographic location of the property and the related selling expenses for REO dispositions and short sales.
REO Property Status
A significant portion of our REO properties is unable to be marketed at any given time because the properties are occupied, under repair or subject to a redemption period, which is a post-foreclosure period during which borrowers may reclaim a foreclosed property. Redemption periods can increase the average holding period of our inventory, and have done so in recent years. As of December 31, 2017, approximately 47% of our REO properties were unable to be marketed because the properties were occupied, under repair or located in states with a redemption period, and 14% of the properties were being evaluated for listing and determination of our sales or disposition strategy. As of December 31, 2017, approximately 26% of our REO properties were listed and available for sale, and 13% of our inventory was pending the settlement of sales. Though it varied significantly in different states, the average holding period of our single-family REO properties, excluding any redemption period, was 265 days and 275 days for our REO dispositions during 2017 and 2016, respectively.

FREDDIE MAC | 2017 Form 10-K	134

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

Multifamily Mortgage Credit Risk

We manage our exposure to multifamily mortgage credit risk, which is a type of commercial real estate credit risk, using the following principal strategies:

■	Maintaining policies and procedures for new business activity, including prudent underwriting standards;

■	Transferring a large majority of expected and stress credit losses to third parties through our credit risk transfer products, primarily K Certificates and SB Certificates; and

■	Managing our portfolio, including loss mitigation activities.
Maintaining Policies and Procedures for New Business Activity, Including Prudent Underwriting Standards

We use a prior approval underwriting approach for multifamily loans, in contrast to the delegated underwriting approach used for single-family loans. Under this approach, we maintain credit discipline by completing our own underwriting and credit review for each new loan prior to issuance of a loan commitment, including review of third-party appraisals and cash flow analysis. Our underwriting standards focus on the LTV ratio and DSCR, which estimates ability to repay using the secured property’s cash flow, after expenses. A higher DSCR indicates lower credit risk. Our standards require maximum LTV ratios and minimum DSCRs that vary based on the characteristics and features of the loan. Loans are generally underwritten with a maximum original LTV ratio of 80% and a DSCR of greater than 1.25, assuming monthly payments that reflect amortization of principal. However, certain loans may have a higher LTV ratio and/or a lower DSCR, typically where this will serve our mission and contribute to achieving our affordable housing goals. For more detail on LTV ratios of our portfolio, see Managing Our Portfolio, Including Loss Mitigation Activities in this section. Consideration is also given to other qualitative factors, such as borrower experience, location of the property and the strength of the local market. Sellers provide certain representations and warranties to us regarding the loans they sell to us, and are required to repurchase loans for which there has been a breach of representation or warranty. However, repurchases of multifamily loans have been extremely rare due to our underwriting approach prior to issuance of a loan commitment.
Multifamily loans may be amortizing or interest-only (for the full term or a portion thereof) and have a fixed or variable rate of interest. Multifamily loans generally have shorter terms than single-family loans and typically have maturities ranging from five to ten years. Most multifamily loans require a balloon payment at maturity, making ability to refinance or pay off the loan at maturity a key attribute. Some borrowers may be unable to refinance during periods of rising interest rates or adverse market conditions, increasing the likelihood of borrower default.
We may take on additional credit risk through the issuance of certain other securitization products (e.g., Q Certificates and M Certificates). In these transactions, the loans or bonds underlying the issued securities are contributed by third parties and are underwritten by us after (rather than at) origination. Prior to securitization, we are not exposed to the credit risk of these loans or bonds. However, as we may guarantee some or all of the securities issued by the trusts used in these transactions, we effectively assume credit risk equal to the guaranteed UPB. Similar to our K Certificates and SB Certificates, these other securitization products generally provide for structural credit enhancements

FREDDIE MAC | 2017 Form 10-K	135

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

(e.g., subordination or other loss sharing features) that allocate first loss exposure to bonds held by third parties.
The table below presents our new business activity related to loan purchases and guarantees by product term.

	Year Ended December 31,
	2017		2016		2015
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
10-year loans, fixed or adjustable	$31,338	43%	$24,378	43%	$20,603	43%
7-year loans, fixed or adjustable	23,844	33	19,367	34	16,875	36
Other	18,019	24	13,085	23	9,786	21
Total	$73,201	100%	$56,830	100%	$47,264	100%
Transferring a Large Majority of Expected and Stress Credit Losses to Third Parties Through Our Credit Risk Transfer Products, Primarily K Certificates and SB Certificates

In connection with the acquisition of a loan or group of loans, we may obtain various forms of credit protection that reduce our credit risk exposure to the underlying mortgage borrower. Examples of this credit protection may include obtaining recourse and/or indemnification protection from our lenders or sellers.
In addition to obtaining credit protection at the time of loan acquisition, we may also reduce our credit risk exposure to the underlying borrower by using one or more of our credit risk transfer products. Our principal credit risk transfer mechanism continues to be our credit risk transfer securitizations, primarily K Certificates and SB Certificates. In these transactions, we sell loans to a securitization trust that issues senior, mezzanine and subordinated classes of securities. While we guarantee the senior classes of securities and therefore retain the associated credit risk of those securities, we transfer a large majority of the expected and stress credit losses of the underlying loans through the sale of the unguaranteed mezzanine and subordinate classes of securities to third-party investors, thereby reducing our overall credit risk exposure. These unguaranteed mezzanine and subordinate classes of securities will absorb any credit losses prior to our guarantee.
Since 2009, we have transferred a portion of the credit risk related to $249 billion in UPB of multifamily loans through our credit risk transfer products, primarily K Certificates and SB Certificates. The average remaining level of subordination on all outstanding K Certificates and SB Certificates was 14% at both December 31, 2017 and 2016. Since we began issuing K Certificates and SB Certificates, we have not experienced credit losses associated with our guarantees on these securities.

FREDDIE MAC | 2017 Form 10-K	136

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

We may also transfer credit risk through a variety of other credit risk transfer products, including loan sales and SCR debt notes. A SCR debt note is an unsecured and unguaranteed corporate debt obligation where the amount of principal and interest payments due to investors is linked to the credit performance of a reference pool of mortgage assets where we currently have credit risk exposure. The reference pool is structured to include multiple notional credit risk positions (e.g., first loss, mezzanine and senior positions) with the issued SCR debt notes being linked to one or more of these notional positions. To the extent that the notional credit risk position of the reference pool is reduced because of a specified credit event, the associated SCR debt note will be written down, reducing the amount of principal and interest payments that the investor will ultimately receive.
We continue to develop other strategies to reduce our credit risk exposure to multifamily loans and securities. See Our Business Segments - Multifamily for additional information on our existing credit risk transfer products.
See Our Business Segments - Multifamily - Credit Risk Transfer Activity for additional information on our 2017 credit risk transfer activity.
Managing Our Portfolio, Including Loss Mitigation Activities

To help mitigate our potential losses, we generally require sellers to act as the primary servicer for loans they have sold to us, including property monitoring tasks beyond those typically performed by single-family servicers. We typically transfer the role of master servicer in our K Certificate transactions to third parties, while retaining that role in our SB Certificate transactions. Servicers for unsecuritized loans over $1 million must generally provide us with an assessment of the mortgaged property at least annually based on the servicer’s analysis of the property as well as the borrower’s financial statements. In situations where a borrower or property is in distress, the frequency of communications with the borrower may be increased. We rate servicing performance on a regular basis, and we may conduct on-site reviews to confirm compliance with our standards.
We primarily use credit enhancements, such as the subordination provided by our credit risk transfer securitizations (e.g., K Certificates and SB Certificates), to mitigate our credit losses. For unsecuritized loans, we may offer a workout option to give the borrower an opportunity to bring the loan current and retain ownership of the property, such as providing a short-term extension of up to 12 months. These arrangements are entered into with the expectation that we will recover our initial investment or minimize our losses. We do not enter into these arrangements in situations where we believe we would experience a loss in the future that is greater than or equal to the loss we would experience if we foreclosed on the property at the time of the agreement. Our multifamily loan modification and other workout activities have been minimal in the last three years.
After the loans have been securitized and the large majority of the expected and stress credit losses has been transferred to third-party investors, we monitor the performance of our credit risk transfer securitizations to assess our potential exposure to losses. Due to the subordination protection provided by our credit risk transfer securitizations, our primary credit risk exposure in our multifamily mortgage portfolio results from our unsecuritized loans. By their nature, loans awaiting securitization that we hold for sale remain on our balance sheet for a shorter period of time than loans we hold for investment.

FREDDIE MAC | 2017 Form 10-K	137

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

In addition to subordination, the Multifamily segment has various other credit enhancements, primarily related to our mortgage loans, other securitization products and other mortgage-related guarantees, in the form of collateral posting requirements, bond insurance, loss sharing agreements and other similar arrangements. These credit enhancements, along with the proceeds received from the sale of the underlying mortgage collateral are designed to enable us to recover all or a portion of our losses on our mortgage loans or the amounts paid under our financial guarantee contracts. Our historical losses paid under our guarantee contracts and related recoveries pursuant to these agreements have not been significant.
The table below presents the total current and protected UPB of our multifamily mortgage portfolio that is credit-enhanced and the associated maximum coverage provided by subordination and SCR debt notes:

	As of December 31, 2017		As of December 31, 2016
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Subordination	$189,099	$30,869	$143,802	$24,522
SCR debt notes	2,732	137	1,898	95
Other(3)	1,833	726	1,159	701
Total credit enhancements		$31,732		$25,318

(1)
For subordination and other, total current and protected UPB represents the UPB of the guaranteed securities. For SCR debt notes, total current and protected UPB represents the UPB of the assets included in the reference pool.

(2)
For subordination, maximum coverage represents the UPB of the securities that are subordinate to our guarantee and held by third parties. For SCR debt notes, maximum coverage represents the outstanding balance of SCR debt notes held by third parties. For other credit enhancements, maximum coverage represents the remaining amount of loss recovery that is available subject to terms of the counterparty agreements.

(3)	Consists of multifamily HFA indemnification and loss reimbursement agreements with third parties obtained in certain of our Q Certificate transactions.
We report multifamily delinquency rates based on the UPB of loans in our multifamily mortgage portfolio that are two monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Loans that have been modified (or are subject to forbearance agreements) are not counted as delinquent as long as the borrower is less than two monthly payments past due under the modified (or forbearance) terms.  The vast majority of our forbearance agreements are short-term (3 months) and resulted from the 3Q 2017 hurricane impacts.  At December 31, 2017, the total loan UPB subject to forbearance agreements was $673 million, which consisted of $489 million of loans underlying off-balance sheet securitizations and $184 million of on-balance sheet loans held in our retained portfolio. We expect the majority of these loans will be current at the expiration of the forbearance period, resulting in no significant impact to our financial results.
The table below shows the delinquency rates for both credit-enhanced and non-credit-enhanced loans in our multifamily mortgage portfolio.

	As of December 31,
	2017		2016		2015
	% of Portfolio	Delinquency Rate	% of Portfolio	Delinquency Rate	% of Portfolio	Delinquency Rate
Non-credit-enhanced	18%	0.06%	24%	0.04%	32%	0.03%
Credit-enhanced	82	0.01%	76	0.02%	68	0.02%
Total	100%	0.02%	100%	0.03%	100%	0.02%

FREDDIE MAC | 2017 Form 10-K	138

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

The table below presents information about the composition and delinquency rates of the multifamily mortgage portfolio.

	As of December 31,
	2017		2016
(Dollars in billions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Unsecuritized loans	$38.2	0.01%	$42.4	0.04%
Securitization-related products	192.5	0.02%	147.6	0.03%
Other mortgage-related guarantees	10.0	—%	9.7	—%
Total	$240.7	0.02%	$199.7	0.03%

Unsecuritized loans, excluding HFS loans
Original LTV ratio
Below 75%	$10.0	—%	$16.8	—%
75% to 80%	6.1	—%	7.0	—%
Above 80%	1.6	—%	2.1	—%
Total	$17.7	—%	$25.9	—%
Weighted average LTV ratio at origination	69%		68%

Maturity dates
2017	N/A	N/A	$1.9	—%
2018	$2.4	—%	6.7	—%
2019	3.9	—%	6.1	—%
2020	2.2	—%	2.2	—%
2021	3.0	—%	3.3	—%
Thereafter	6.2	—%	5.7	—%
Total	$17.7	—%	$25.9	—%

Year of acquisition
2010 and prior	$6.7	—%	$14.5	—%
2011 and after	11.0	—%	11.4	—%
Total	$17.7	—%	$25.9	—%

K Certificates, SB Certificates and other securitization products:
Year of issuance
2012 and prior	$39.2	0.09%	$35.5	0.10%
2013	20.7	—%	21.6	—%
2014	13.8	—%	15.4	—%
2015	26.7	0.01%	30.0	—%
2016	37.7	—%	45.1	0.01%
2017	54.4	—%	N/A	N/A
Total	$192.5	0.02%	$147.6	0.03%

Subordination level at issuance
No subordination	$9.0	0.22%	$3.3	—%
Less than 10%	3.9	—%	4.5	0.71%
10% to 15%	116.0	0.01%	75.6	0.01%
Greater than 15%	63.6	—%	64.2	—%
Total	$192.5	0.02%	$147.6	0.03%

FREDDIE MAC | 2017 Form 10-K	139

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

Our REO activity has remained low in the past several years as a result of the strong property performance of our multifamily mortgage portfolio. As of December 31, 2017, we had two REO properties.
Credit Losses and Recoveries
Our multifamily credit losses remain low as a result of the strong property performance of our multifamily mortgage portfolio. The table below contains details on our multifamily credit losses and delinquencies.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Charge-offs, gross(1)	$4	$2	$9
Recoveries	—	—	—
Charge-offs, net	4	2	9
REO operations expense (income)	—	—	4
Credit losses (gains)	$4	$2	$13

Credit losses (gains) (in bps)	0.2	0.1	0.8
Number of delinquent loans	5	6	4

(1)	Includes cumulative fair value losses recognized through the date of foreclosure for multifamily loans we elected to carry at fair value at the time of our purchase.
Loan Loss Reserves
The table below summarizes our multifamily loan loss reserves activity.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Beginning balance	$35	$59	$94	$151	$382
Provision (benefit) for credit losses	13	(22)	(26)	(55)	(218)
Charge-offs, gross	(4)	(2)	(9)	(3)	(7)
Recoveries	—	—	—	1	1
Transfers, net	—	—	—	—	(7)
Ending balance	$44	$35	$59	$94	$151

As a percentage of non-credit-enhanced multifamily mortgage portfolio	0.10%	0.07%	0.11%	0.16%	0.24%

TDRs and Non-accrual Loans
The tables below provide information about the UPB of multifamily TDRs and non-accrual loans on our consolidated balance sheets.

FREDDIE MAC | 2017 Form 10-K	140

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

	As of December 31,
(In millions)	2017	2016	2015	2014	2013
TDRs on accrual status	$76	$277	$321	$535	$675
Non-accrual loans	69	108	189	385	628
Total TDRs and non-accrual loans	$145	$385	$510	$920	$1,303

Loan loss reserves associated with:
TDRs on accrual status	$—	$3	$9	$21	$15
Non-accrual loans	7	7	12	31	65
Total	$7	$10	$21	$52	$80

	Year Ended December 31,
(In millions)	2017	2016	2015	2014	2013
Foregone interest income on TDRs and non-accrual loans (1)	$2	$3	$3	$4	$8

(1)	Represents the amount of interest income that we would have recognized for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.
The balance of our multifamily TDR and non-accrual loans has declined for the last four years, which reflects continued strong portfolio performance and positive market fundamentals.

FREDDIE MAC | 2017 Form 10-K	141

Management's Discussion and Analysis	Risk Management | Mortgage-Related Securities Credit Risk

Mortgage-Related Securities Credit Risk

Our mortgage-related securities portfolio consists of investments in agency and non-agency securities. Agency securities have historically presented minimal credit risk as a result of the guarantee provided by, and the U.S. government’s support of, the institutions that issue agency securities. Because non-agency securities generally do not include a guarantee from a GSE or governmental agency, we have credit risk exposure to the underlying collateral of these securities. This credit risk exposure, which principally arises from securities purchased prior to conservatorship, has declined in recent years as we have reduced our positions in non-agency securities. Substantially all of our recent mortgage-related securities purchases have consisted of agency securities.
Risk Management Activities - Non-Agency Mortgage Related Securities

As the non-agency mortgage-related securities pay down, our credit risk exposure is reduced. In addition, we further reduce our credit risk exposure by selling or securitizing certain assets and pursuing litigation and other loss recovery efforts. For information on our remaining litigation related to certain of our non-agency mortgage-related securities, see Note 14.
While we continue to have a portfolio of non-agency mortgage-related securities, our investments in these securities have declined in recent years, as we continue our efforts to dispose of certain of these securities in an economically sensible manner. See Reducing Our Mortgage-Related Investments Portfolio Over Time for information concerning our disposition of these securities.
Our Investments in Non-Agency Mortgage-Related Securities

Our investments in non-agency mortgage-related securities are classified according to the nature of the underlying collateral, as either non-agency RMBS or non-agency CMBS.
Non-Agency RMBS
Our non-agency RMBS are backed by single-family real estate loans, including subprime, option ARM, Alt-A and other loans. We categorize our non-agency RMBS as subprime, option ARM or Alt-A if the securities were identified as such based on information provided to us when we acquired these securities. Since the beginning of 2007, most of the actual principal shortfalls on our non-agency mortgage-related securities have resulted from non-agency RMBS backed by subprime, option ARM and Alt-A loans. As of December 31, 2017, approximately 94% of the total $5.3 billion (by UPB) of our non-agency RMBS backed by subprime, option ARM and Alt-A loans were below investment grade. Our non-agency RMBS credit risk exposure is expected to continue to decline over time as we reduce the less liquid assets held in our investments portfolio, primarily through sales. See Note 7 for information concerning our investments in non-agency RMBS.
Non-Agency CMBS
We have investments in certain non-agency CMBS backed by multifamily real estate loans. While we have credit risk exposure to the underlying collateral of these securities and therefore exposure to the stresses of the multifamily real estate market, we believe such exposure is mitigated by the presence of structural subordination, as we principally invest in the most senior tranches of the CMBS deals. As of

FREDDIE MAC | 2017 Form 10-K	142

Management's Discussion and Analysis	Risk Management | Mortgage-Related Securities Credit Risk

December 31, 2017, approximately 99% of the total $2.7 billion of our non-agency CMBS (by UPB) were investment grade or above or guaranteed by us. As a result, while we monitor these securities for credit losses, we believe our exposure to credit risk is limited. See Note 7 for information concerning our investments in non-agency CMBS.

FREDDIE MAC | 2017 Form 10-K	143

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

Counterparty Credit Risk

We are exposed to counterparty credit risk, which is a type of institutional credit risk, as a result of our contracts with sellers and servicers, mortgage insurers, bond insurers, credit insurers, derivative counterparties, including clearing members and clearinghouses, mortgage-related security issuers and document custodians. We manage our exposure to counterparty credit risk using the following principal strategies:

■	Maintaining eligibility standards;

■	Evaluating counterparty financial strength and performance and monitoring our exposure; and

■	Working with underperforming counterparties and limiting our losses from their nonperformance of obligations, when possible.
In the sections below, we discuss our management of counterparty credit risk for each type of counterparty to which we have significant exposure.
Sellers and Servicers

Overview
In our single-family guarantee business, we do not originate loans or have our own loan servicing operation. Instead, our sellers and servicers perform the primary loan origination and loan servicing functions on our behalf. We establish standards for our sellers and servicers to follow and have contractual arrangements with them under which they represent and warrant that the loans they sell to us meet our standards and that they will service loans in accordance with our standards. If we discover that the representations or warranties related to a loan were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. If our sellers or servicers lack appropriate controls, experience a failure in their controls, or experience an operating disruption, including as a result of financial pressure, legal or regulatory actions or ratings downgrades, we could experience a decline in mortgage servicing quality and/or be less likely to recover losses through lender repurchases, recourse agreements or other credit enhancements, where applicable.
In our multifamily business, we are exposed to the risk that multifamily sellers and servicers could come under financial pressure, which could potentially cause degradation in the quality of the servicing they provide us, including their monitoring of each property’s financial performance and physical condition. This could also, in certain cases, reduce the likelihood that we could recover losses through lender repurchases, recourse agreements or other credit enhancements, where applicable. This risk primarily relates to multifamily loans that we hold on our consolidated balance sheets where we retain all of the related credit risk.
Maintaining Eligibility Standards
Our eligibility standards for sellers and servicers require the following: a demonstrated operating history in residential mortgage origination and servicing, or an eligible agent acceptable to us; adequate insurance coverage; a quality control program that meets our standards; and sufficient net worth, capital, liquidity and funding sources.

FREDDIE MAC | 2017 Form 10-K	144

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

Evaluating Counterparty Financial Strength and Performance and Monitoring our Exposure
We perform ongoing monitoring and review of our exposure to individual sellers or servicers in accordance with our counterparty credit risk management framework, including requiring our counterparties to provide regular financial reporting to us. We also monitor and rate our sellers and servicers' compliance with our standards and periodically review their operational processes. We may disqualify or suspend a seller or servicer with or without cause at any time. Once a seller or servicer is disqualified or suspended, we no longer purchase loans originated by that counterparty and no longer allow that counterparty to service loans for us, while seeking to transfer servicing of existing portfolios.
As discussed in more detail in Our Business Segments, we acquire a significant portion of both our single-family and multifamily loan purchase volume from several large lenders, and a large percentage of our loans are also serviced by several large servicers.
We have significant exposure to non-depository and smaller depository financial institutions in our single-family business. These institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight as large depository institutions.
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
Also in recent years, there has been a shift in our single-family servicing from depository institutions to non-depository institutions. Some of these non-depository institutions have grown rapidly in recent years and now service a large share of our loans. The table below summarizes the concentration of non-depository servicers of our single-family credit guarantee portfolio.

	As of December 31,
	2017		2016
	% of Portfolio(1)	% of Serious Delinquent Single-Family Loans	% of Portfolio(1)	% of Serious Delinquent Single-Family Loans
Top five non-depository servicers	15%	23%	13%	24%
Other non-depository servicers	20%	30%	18%	27%
Total	35%	53%	31%	51%

(1)	Excludes loans where we do not exercise control over the associated servicing.
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
We use a variety of tools and techniques to engage our single-family sellers and servicers and limit our losses, including the following:

FREDDIE MAC | 2017 Form 10-K	145

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

■
Repurchases and other remedies - For certain violations of our single-family selling or servicing policies, we can require the counterparty to repurchase loans or provide alternative remedies, such as reimbursement of realized losses or indemnification. We typically first issue a notice of defect and allow a period of time to correct the problem prior to issuing a repurchase request.

●
The UPB of loans subject to repurchase obligations from single-family loan sellers was $0.2 billion at both December 31, 2017 and 2016. See Note 14 for additional information about loans subject to repurchase obligations.

■
Incentives and compensatory fees - We pay various incentives to single-family servicers for completing workouts of problem loans. We also assess compensatory fees if single-family servicers do not achieve certain benchmarks with respect to servicing delinquent loans.

■
Servicing transfers - From time to time, we may facilitate the transfer of servicing as a result of poor servicer performance, or for certain groups of single-family loans that are delinquent or are deemed at risk of default, to servicers that we believe have the capabilities and resources necessary to improve the loss mitigation associated with the loans. We may also facilitate the transfer of servicing on loans at the request of the servicer.

Mortgage, Bond and Credit Insurers

Overview
We have exposure to mortgage and bond insurers through credit enhancements we obtain on single-family loans and certain investments in non-agency mortgage-related securities. We also have exposure to insurers and reinsurers through our ACIS transactions and to mortgage insurer affiliates through our Deep MI CRT transactions (we sometimes refer to these insurers as credit insurers). If any of our mortgage or bond insurers fail to fulfill their obligations, we may not receive reimbursement for credit losses to which we are contractually entitled pursuant to our credit enhancement arrangements.
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
As part of our ACIS credit risk transfer transactions, we regularly obtain insurance coverage from global insurers and reinsurers. These transactions incorporate several features designed to increase the likelihood that we will recover on the claims we file with the insurers, including the following:

■
In each ACIS transaction, we require the individual ACIS insurers and reinsurers to post collateral to cover portions of their exposure, which helps to promote certainty and timeliness of claim payment; and

■	While private mortgage insurance companies are required to be monoline (i.e., to participate solely in the mortgage insurance business, although the holding company may be a diversified insurer), our

FREDDIE MAC | 2017 Form 10-K	146

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

ACIS insurers and reinsurers generally participate in multiple types of insurance businesses, which helps to diversify their risk exposure.
For our Deep MI CRT transactions, we obtain insurance coverage from insurers and reinsurers that are currently limited to affiliates of primary mortgage insurers, some of whom also participate in our ACIS transactions. Deep MI CRT transactions include partially collateralized obligations.
We acquired our bond insurance coverage when purchasing non-agency mortgage-related securities in prior years and have not obtained any new bond insurance coverage in many years.
Maintaining Eligibility Standards
We maintain eligibility standards for mortgage insurers. Our eligibility requirements include financial requirements determined using a risk-based framework and were designed to promote the ability of mortgage insurers to fulfill their intended role of providing consistent liquidity throughout the mortgage cycle. Our mortgage insurers are required to submit audited financial information and certify compliance with these requirements on an annual basis.
Evaluating Counterparty Financial Strength and Performance and Monitoring Our Exposure
We monitor our exposure to individual insurers by performing periodic analysis of the financial capacity of each insurer under various adverse economic conditions.
The table below summarizes our exposure to single-family mortgage insurers as of December 31, 2017. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.

FREDDIE MAC | 2017 Form 10-K	147

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

			As of December 31, 2017
			UPB		Coverage
(In millions)	Credit Rating(1)	Credit Rating Outlook(1)	Primary MI	Pool Insurance	Primary MI	Pool Insurance
Arch Mortgage Insurance Company	A-	Stable	$78,981	$12	$20,370	$7
Radian Guaranty Inc. (Radian)	BBB-	Positive	69,436	15	17,803	20
Mortgage Guaranty Insurance Corporation (MGIC)	BBB	Stable	65,119	1	16,721	—
Genworth Mortgage Insurance Corporation	BB+	Watch Negative	49,424	12	12,692	13
Essent Guaranty, Inc.	BBB+	Stable	41,164	—	10,422	—
National Mortgage Insurance (NMI)	BB+	Positive	18,193	—	4,447	—
PMI Mortgage Insurance Co. (PMI)	Not Rated	N/A	5,440	49	1,363	36
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	4,160	17	1,041	11
Triad Guaranty Insurance Corporation (Triad)	Not Rated	N/A	2,225	6	560	3
Others	N/A	N/A	47	—	10	—
Total			$334,189	$112	$85,429	$90

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of December 31, 2017. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

The majority of our mortgage insurance exposure is concentrated with five mortgage insurers. Although the financial condition of our mortgage insurers improved in recent years, there is still a risk that some of these counterparties may fail to fully meet their obligations under a stress economic scenario since they are monoline entities primarily exposed to mortgage credit risk.
On October 23, 2016, Genworth Financial, Inc. announced that it had entered into an agreement to be acquired by China Oceanwide Holdings Group Co., Ltd. Because Genworth Mortgage Insurance Corporation, a subsidiary of Genworth Financial, Inc., is an approved mortgage insurer, Freddie Mac will evaluate the financial strength of China Oceanwide Holdings Group Co., Ltd. when considering whether to approve the planned acquisition. The transaction is also subject to other required approvals. For more information about counterparty credit risk associated with mortgage insurers, see Note 14.
PMI and Triad are both under the control of their state regulators and no longer issue new insurance. Both of these insurers pay a substantial portion of their claims as deferred payment obligations. RMIC is under regulatory supervision and is no longer issuing new insurance; however, it continues to pay its claims in cash.
If, as we currently expect, PMI and Triad do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers shown in the table above. As of December 31, 2017, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We have fully reserved for all of these unpaid amounts as collectability is uncertain.
Except for those insurers under regulatory supervision, which no longer issue new coverage, we continue to acquire new loans with mortgage insurance from the mortgage insurers shown in the table above, some of which have credit ratings below investment grade.
We have exposure to bond insurers in the event that a bond insurer fails to perform. As of December 31, 2017, our maximum exposure to losses related to such a failure was $3.5 billion.
We expect to receive substantially less than full payment of our claims from certain of our bond insurers because we believe these bond insurers lack sufficient ability to fully meet all of their expected lifetime

FREDDIE MAC | 2017 Form 10-K	148

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

claims-paying obligations to us as such claims emerge. See Note 14 for additional information on our exposure to these bond insurers.
Bond insurance is included as a feature at issuance of some of our non-agency mortgage-related securities. The expected benefits from bond insurers, or the inability of bond insurers to perform on their obligations, is captured in the fair value of these securities.
Derivative Counterparties

Overview
We use cleared derivatives, exchange-traded derivatives and OTC derivatives, and are exposed to the non-performance of each of our derivative counterparties. The Capital Markets segment manages this risk for the company. Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts. We maintain internal standards for approving new derivative counterparties, clearinghouses and clearing members.

■
Cleared derivatives - Cleared derivatives expose us to counterparty credit risk of central clearing houses and our clearing members. Our exposure to the clearinghouses we use to clear interest-rate derivatives has increased and may become more concentrated over time. The use of cleared derivatives mitigates our counterparty credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open contracts are settled daily via payments. We are required to post initial and variation margin to the clearing houses. The amount of initial margin we must post for cleared and exchange-traded derivatives may be based, in part, on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post margin, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions.

■
Exchange-traded derivatives - Exchange-traded derivatives expose us to counterparty risk of the central clearing houses and our clearing members. We are required to post initial and variation margin with our clearing members in connection with exchange-traded derivatives. The use of exchange-traded derivatives mitigates our counterparty credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open exchange-traded contracts are settled daily via payments made through the financial clearinghouse established by each exchange.

■
OTC derivatives - OTC derivatives expose us to counterparty credit risk to individual counterparties, because these transactions are executed and settled directly between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations. When a counterparty in OTC derivatives that is subject to a master netting agreement has a net obligation to us with a market value above an agreed upon threshold, if any, the counterparty is obligated to deliver collateral in the form of cash, securities or a combination of both to satisfy its obligation to us under the master netting agreement. Our OTC derivatives also require us to post collateral to counterparties in accordance with agreed upon thresholds, if any, when we are in a derivative liability position. OTC derivatives transactions executed prior to March 1, 2017 are subject to collateral posting thresholds. The collateral posting thresholds we assign to our OTC counterparties, as well as the ones they assign to us, are generally based on S&P or Moody’s credit rating. The lowering or

FREDDIE MAC | 2017 Form 10-K	149

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. Based upon regulations that took effect March 1, 2017, OTC derivative transactions executed after that date require posting of variation margin without the application of any thresholds.
In the event a counterparty defaults, our economic loss may be higher than the uncollateralized exposure of our derivatives if we are not able to replace the defaulted derivatives in a timely and cost-effective fashion (e.g., due to a significant interest rate movement during the period or other factors). We could also incur economic losses if non-cash collateral posted to us by the defaulting counterparty cannot be liquidated at prices that are sufficient to recover the amount of such exposure.
Evaluating Counterparty Financial Strength and Performance and Monitoring Our Exposure
Over time, our exposure to derivative counterparties varies depending on changes in fair values, which are affected by changes in interest rates and other factors. Due to risk limits with certain counterparties, we may be forced to execute transactions with lower returns with other counterparties when managing our interest-rate risk. We manage our exposure through master netting and collateral agreements and stress-testing to evaluate potential exposure under possible adverse market scenarios. Collateral is typically transferred within one business day based on the values of the related derivatives. We regularly review the market values of the securities pledged to us as non-cash collateral, primarily agency and U.S.Treasury securities, to manage our exposure to loss. We conduct additional reviews of our exposure when market conditions dictate or certain events affecting an individual counterparty occur. When non-cash collateral is posted to us, we require collateral in excess of our exposure to satisfy the net obligation to us in accordance with the counterparty agreement.
The table below compares the gross fair value of our derivative asset positions after counterparty netting with our net exposure to these positions after considering cash and non-cash collateral held.

	As of December 31, 2017
(Dollars in millions)	Number of Counterparties	Fair Value - Gain positions	Fair Value - Gain positions, net of collateral
OTC interest-rate swap and swaption counterparties (by rating)
AA- or above	4	$115	$29
A+, A, or A-	13	1,827	12
BBB+, BBB, or BBB-	3	207	—
Total OTC	20	2,149	41
Cleared and exchange-traded derivatives	2	279	17
Total	22	$2,428	$58

Approximately 98% of our exposure at fair value for OTC interest-rate swap and option-based derivatives, excluding amounts related to our posting of cash collateral in excess of our derivative liability determined at the counterparty level, was collateralized at December 31, 2017. The remaining exposure was primarily due to market movements between the measurement of a derivative at fair value and our receipt of the related collateral, as well as exposure amounts below the then applicable counterparty collateral posting threshold, if any. The concentration of our derivative exposure among our primary OTC derivative counterparties remains high and could further increase.

FREDDIE MAC | 2017 Form 10-K	150

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

Other Counterparties

We have exposure to other types of counterparties to transactions that we enter into in the ordinary course of business, including the following:

■
Mortgage related-security issuers and servicers - We are exposed to the non-performance of issuers and servicers of our investments in non-Freddie Mac mortgage-related securities, which can result in credit losses, impairments and declines in the fair value of these securities. See Credit Risk - Mortgage-Related Securities Credit Risk section for more information on how we manage risk associated with non-agency mortgage-related securities. A significant portion of the single-family loans underlying our investments in non-agency mortgage-related securities is serviced by non-depository servicers. These servicers may not have the same financial strength, internal controls or operational capacity as depository servicers.

■
Document custodians - We use third-party document custodians to provide loan document certification and custody services for the loans that we purchase and securitize. In many cases, our sellers and servicers or their affiliates also serve as document custodians for us. Our ownership rights to the loans that we own or that back our securitization products could be challenged if a seller or servicer intentionally or negligently pledges, sells or fails to obtain a release of prior liens on the loans that we purchased, which could result in financial losses to us. When a seller or servicer, or one of its affiliates, acts as a document custodian for us, the risk that our ownership interest in the loans may be adversely affected is increased, particularly in the event the seller or servicer were to become insolvent. To manage these risks, we establish qualifying standards for our document custodians and maintain legal and contractual arrangements that identify our ownership interest in the loans. We also monitor the financial strength of our document custodians on an ongoing basis in accordance with our counterparty credit risk management framework, and we require transfer of documents to a different third-party document custodian if we have concerns about the solvency or competency of the document custodian.

■
The MERS® System - The MERS System is an electronic registry that is widely used by sellers and servicers, Freddie Mac and other participants in the mortgage industry to maintain records of beneficial ownership of loans. The MERS System is owned and operated by MERSCORP Holdings, Inc. In 2016, Intercontinental Exchange, Inc. acquired a majority equity position in MERSCORP Holdings, Inc. Freddie Mac and Fannie Mae also have equity positions in MERSCORP Holdings, Inc. A significant portion of the loans we own or guarantee are registered in the MERS System. Our business could be adversely affected if we were prevented from using the MERS System, or if our use of the MERS System adversely affects our ability to enforce our rights with respect to our loans registered in the MERS System.

■
Cash and other investments counterparties - We are exposed to the non-performance of counterparties relating to cash and other investments (including non-mortgage-related securities and cash equivalents) transactions, including those entered into on behalf of our securitization trusts. Our policies require that the counterparty be evaluated using our internal counterparty rating model prior to our entering into such transactions. We monitor the financial strength of our counterparties to these transactions and may use collateral maintenance requirements to manage our exposure to individual counterparties. The permitted term and dollar limits for each of these transactions are also based on the counterparty's financial strength.

FREDDIE MAC | 2017 Form 10-K	151

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

Our cash and other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, the Government Securities Division of Fixed Income Clearing Corporation (GSD/FICC), highly-rated supranational institutions and government money market funds.
Beginning in 2017, we began to utilize the GSD/FICC as a clearinghouse to transact many of our trades involving securities purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. As a clearing member of GSD/FICC, we are required to post initial and variation margin payments and are exposed to the counterparty credit risk of GSD/FICC (including its clearing members). In the event a clearing member fails and causes losses to the GSD/FICC clearing system, we could be subject to the loss of any or the entire margin that we have posted to the GSD/FICC. Moreover, our exposure could exceed that amount, as members are generally required to cover losses caused by defaulting members on a pro rata basis. It is difficult to estimate our maximum exposure under these transactions, as this would require an assessment of transactions that we and other members of the GSD/FICC may execute in the future. We believe that it is unlikely we will have to make any material payments under these arrangements and the risk of loss is expected to be remote because of the GSD/FICC’s financial safeguards and our ability to terminate our membership in the clearinghouse (which would limit our loss).
As of December 31, 2017, 2016 and 2015, the fair value of the securities in our cash and other investment portfolio was $22.8 billion, $21.1 billion and $17.2 billion, respectively, and primarily consisted of investments in U.S. Treasury securities.
We enter into secured lending arrangements to provide financing for certain Freddie Mac securities and other assets related to our guarantee businesses in an attempt to improve the market for these assets. Additionally, these transactions differ from those we use for liquidity purposes, as the counterparties we face may not be major financial institutions, and we are therefore exposed to the counterparty credit risk of these institutions. For additional information, see Note 14.

■
Forward settlement counterparties - We are exposed to the non-performance (settlement risk) of counterparties relating to the forward settlement of loans and securities (including agency debt, agency RMBS, and cash loan purchase program loans). Our policies require that the counterparty be evaluated using our internal counterparty rating model prior to our entering into such transactions. We monitor the financial strength of these counterparties and may use collateral maintenance requirements to manage our exposure to individual counterparties.

We also execute forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes and utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation ("MBSD/FICC") as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the counterparty credit risk of the organization. In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we could be subject to the loss of the margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed the amount of margin we have posted to the MBSD/FICC, as clearing members are generally required to cover losses caused by defaulting members on a pro rata basis. It is difficult to estimate our maximum exposure, as this would require an assessment of transactions that we and other members of the MBSD/FICC may execute in the future. We believe that it is unlikely we will have to make any material payments

FREDDIE MAC | 2017 Form 10-K	152

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

under these arrangements and the risk of loss is expected to be remote because of the MBSD/FICC’s financial safeguards and our ability to terminate our membership in the clearinghouse (which would limit our loss). As of December 31, 2017, the gross fair value of such forward purchase and sale commitments that were in derivative asset positions was $37 million.

FREDDIE MAC | 2017 Form 10-K	153

Management's Discussion and Analysis	Risk Management | Operational Risk

Operational Risk
We define operational risk as the risk of direct or indirect loss resulting from inadequate or failed internal processes, people or systems or from external events. Operational risk is inherent in all of our activities. Operational risk events include accounting, financial reporting or operational errors, business interruptions, non-compliance with legal or regulatory requirements, fraudulent acts, inappropriate acts by employees, information security incidents or third parties who do not perform in accordance with their contracts. These events could result in financial loss, legal actions, regulatory fines and reputational harm.
Operational Risk Management and Risk Profile

Our operational risk management framework includes risk identification, assessment, measurement, monitoring, mitigation and reporting. When operational risk events are identified, our policies require that the events be documented and analyzed to determine whether changes are required in our systems, people and/or processes to mitigate the risk of future events.
During 2017, we continued to enhance and refine our three-lines-of-defense framework to both strengthen risk ownership in our business units and add clarity to risk management roles and responsibilities. Our framework focuses on balancing ownership of risk by our business units with corporate oversight and independent assurance of the design and effectiveness of our risk management activities.
In order to evaluate and monitor operational risk, each business unit periodically completes an assessment using the Risk and Control Self-Assessment ("RCSA") framework. The framework is designed to identify and assess the business unit's exposure to operational risk and determine if action is required to manage the risk to an acceptable level.
In addition to the RCSA process, we employ several tools to identify, measure and monitor operational risks, including loss event data, key risk indicators, root cause analysis and testing. Our operational risk framework requires that the primary responsibility for managing both the day-to-day risk and longer-term or emerging risks lies with the business units, with oversight performed by the second line of defense.
We continue to face heightened operational risk and expect the risk to remain elevated for the near term. This elevated risk profile is due to the layering impact of several factors including: legacy systems requiring upgrade for operational resiliency; reliance on manual processes; external events such as cybersecurity threats; volume and complexity of new business initiatives, including those we are pursuing under the Conservatorship Scorecards; and issues requiring remediation. Other factors contributing to our heightened operational risk are discussed in Risk Factors - Operational Risks.
While our operational risk profile remains elevated, we are continuing to strengthen our operational control environment by building out our operational risk resources within Enterprise Risk Management and within the first line of defense.
We continue to make improvements to reduce technology risk, including the enhancement of our business resiliency capabilities for mission critical systems and processes. We also continue to invest in

FREDDIE MAC | 2017 Form 10-K	154

Management's Discussion and Analysis	Risk Management | Operational Risk

the information risk and security area to strengthen our capabilities to prevent, detect, respond to and mitigate risk and protect our critical assets.
We continue to make various multi-year investments to build the infrastructure for a better housing finance system, including the development of the common securitization platform by CSS (jointly owned by Freddie Mac and Fannie Mae) and a single (common) security. With regard to the common securitization platform, while we exercise influence over CSS through our representation on the CSS Board of Managers, we do not control its day-to-day operations. CSS' day-to-day operations are managed by CSS management, which is overseen by the CSS Board of Managers. The Board of Managers consists of two Freddie Mac and two Fannie Mae representatives. We may not realize the benefits of our investments if the common securitization platform and single (common) security do not operate successfully, or if the market does not accept the single (common) security. In addition, the transition to the common securitization platform presents significant operational and technological challenges. Freddie Mac began its transition to the common securitization platform in late 2016 through Release 1. We are employing various processes and procedures to mitigate the operational risks related to Release 1. We will continue working with FHFA, CSS and Fannie Mae to develop processes and procedures related to the risks associated with Release 2, which has a target implementation date of the second quarter of 2019.
Model Risk
Model risk is defined as the potential for adverse consequences from model errors or decisions based on incorrect or misused model outputs. Our business activities significantly rely on the use of models. We use a variety of models to inform management decisions related to our businesses. These include models that forecast significant factors such as interest rates, mortgage rates and house prices, as well as models that project future cash flows related to borrower prepayment and default behavior.
Model development, changes to existing models and model risks are managed in each line of business according to our three-lines-of-defense framework. New model development and changes to existing models undergo a review process. Each business periodically reviews model performance, embedded assumptions and limitations and modeling techniques, and updates its models as it deems appropriate. The ERM Division, the second line of defense, develops corporate model risk policies and standards and independently validates the work done by the first line of defense (i.e., the business units). The Internal Audit Division, the third line of defense, provides additional periodic independent assessment that model governance, policies and procedures are followed appropriately.
Given the importance and complexity of models in our business, model development may take significant time to complete. Delays in our model development process could affect our ability to make sound business and risk management decisions, and increase our exposure to risk. We have procedures designed to mitigate this risk.
In 2016, we improved our model governance processes by strengthening model policies, standards and procedures. We face heightened exposure to risk in our model governance processes as we implement these enhancements. We will continue to refine these processes to increase effectiveness and efficiency. Additionally, we will continue to refine our model risk rating methodology and its use as an input into overarching model risk appetite.

FREDDIE MAC | 2017 Form 10-K	155

Management's Discussion and Analysis	Risk Management | Operational Risk

A corporate Model Risk Committee serves as a coordination forum for any issues arising from models that are used across divisions. Issues that remain unresolved at the Model Risk Committee are escalated to the ERC as necessary. We face significant risks associated with our use of models, as discussed in Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.
Cybersecurity Risk Management
Our operations rely on the secure, accurate and timely receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with customers, counterparties, service providers and financial institutions. Information risks for companies like ours have increased significantly in recent years. Like many companies and government entities, from time to time we have been, and likely will continue to be, the target of attempted cyberattacks and other information security threats. In addition, one of our major vendors has recently reported that it has been the subject of significant cyberattacks.
We have developed and continue to enhance our cybersecurity risk management program to protect the security of our computer systems, software, networks and other technology assets against unauthorized attempts to access confidential information or to disrupt or degrade our business operations. We have obtained insurance coverage relating to cybersecurity risks. However, this insurance may not be sufficient to provide adequate loss coverage. Although to date we have not experienced any cyberattacks resulting in significant impact to the company, there is no assurance that our cybersecurity risk management program will prevent cyberattacks from having significant impacts in the future.
For additional information, see Risk Factors - Operational Risks - Potential cybersecurity threats are changing rapidly and growing in sophistication. We may not be able to protect our systems or the confidentiality of our information from cyberattack and other unauthorized access, disclosure and disruption.
Effectiveness of Our Disclosure Controls and Procedures

Management, including the company’s CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. As of December 31, 2017, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see Controls and Procedures.

FREDDIE MAC | 2017 Form 10-K	156

Management's Discussion and Analysis	Risk Management | Market Risk

Market Risk
Overview

Our business segments have embedded exposure to market risk, including interest-rate and spread risks. Interest-rate risk is consolidated and primarily managed by the Capital Markets segment, while spread risk is owned and managed by each individual business segment. Market risk can adversely affect future cash flows, or economic value, as well as earnings and net worth.
The majority of our interest-rate risk comes from our investments in mortgage-related assets (securities and loans) and the debt we issue to fund them. Typically, an existing loan or bond investment is worth less to an investor when interest rates (yields) rise and worth more when they decline. In addition, for a majority of our single-family mortgage-related assets, the borrower has the option to make unscheduled principal payments at any time before maturity without incurring a prepayment penalty. Thus, our mortgage-related asset portfolio is also exposed to the uncertainty as to when borrowers will exercise their option and pay the outstanding principal balance of their loans. We face similar (and in most cases directionally opposite) exposure related to unsecured debt. Unsecured debt is typically worth less to an investor when interest rates (yields) rise and worth more when they decline. In addition, we issue debt with embedded options, such as an option to call, which provides us flexibility concerning the timing of our debt maturities. We actively manage our economic exposure to interest rate fluctuations.
Our primary goal in managing interest-rate risk is to reduce the amount of change in the value of our future cash flows due to future changes in interest rates. We use models to analyze possible future interest-rate scenarios, along with the cash flows of our assets and liabilities over those scenarios.
Management of Market Risk

We employ risk management practices that seek to maintain certain interest-rate characteristics of our assets and liabilities within our risk limits through a number of different strategies, including:

■	Asset selection and structuring, such as acquiring or structuring mortgage-related securities with certain expected prepayment and other characteristics;

■	Issuance of both callable and non-callable unsecured debt; and

■	Use of interest-rate derivatives, including swaps, swaptions, and futures.
Our use of derivatives is an important part of our strategy to manage interest-rate risk. When deciding to use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty credit risks and our overall risk management strategy. See Credit Risk - Counterparty Credit Risk and Risk Factors for more discussion of our market risk exposures, including those related to derivatives, institutional counterparties and other market risks.
Although we have limited ability to manage spread risk, we do employ the following strategies:

■	Limiting the size of our assets that are exposed to spread risk; and

■	Entering into certain spread-related derivatives to offset our spread exposures.

FREDDIE MAC | 2017 Form 10-K	157

Management's Discussion and Analysis	Risk Management | Market Risk

Governance

The Risk Committee of our Board of Directors establishes Board limits for certain interest-rate and spread risk measures, and if we exceed these limits, we are required to notify the Risk Committee and address the limit breach. These limits encompass a range of interest-rate risks that include duration risk, convexity risk, volatility risk and yield curve risk associated with our use of various financial instruments, including derivatives. The Board limits also include a spread volatility limit on certain Multifamily assets. The management limits are set at values below those set at the Board level, which is intended to allow us to follow a series of predetermined actions in the event of a breach of the management limits and helps ensure proper oversight to reduce the possibility of exceeding the Board limits. Our ERC is responsible for reviewing performance as compared to the Board and management limits.
Measurement of Market Risk

The principal types of market risks to which we are exposed are described below.

Risk	Description	Risk Exposure

Interest-rate Risk	Interest-rate risk is the economic risk related to adverse changes in the level or volatility of interest rates.	•
A change in the level of interest rates (represented by a parallel shift of the yield curve, all else constant) exposes our assets and liabilities to risk, potentially affecting expected future cash flows and their present values. This is reflected in our PMVS-L and duration gap disclosures.

•
Similarly, changes in the shape or slope of the yield curve (often reflecting changes in the market’s expectation of future interest rates) expose our assets and liabilities to risk, potentially affecting expected future cash flows and their present values. This is reflected in our PMVS-YC disclosure.

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

Interest-Rate Risk
We calculate our exposure to changes in interest rates for our interest rate sensitive assets and liabilities using effective duration and effective convexity, based on our models.

FREDDIE MAC | 2017 Form 10-K	158

Management's Discussion and Analysis	Risk Management | Market Risk

■
Effective duration measures the percentage change in the price of financial instruments from a 100 basis point change in interest rates. Financial instruments with positive duration increase in value as interest rates decline. Conversely, financial instruments with negative duration increase in value as interest rates rise.

■
Effective convexity measures the change in effective duration for a 100 basis point change in interest rates. Effective duration is not constant over the entire yield curve and effective convexity measures how effective duration changes over large changes in interest rates.

Together, effective duration and effective convexity provide a measure of an instrument’s overall price sensitivity to changes in interest rates. We utilize the concepts of effective duration and effective convexity in calculating our primary interest-rate risk measures: duration gap and PMVS.

■
Duration gap - The net effective duration of our overall portfolio of interest-rate sensitive assets and liabilities is expressed in months as our duration gap. Duration gap measures the difference in price sensitivity to interest rate changes between our financial assets and liabilities and is expressed in months relative to the market value of assets. For example, assets with a six-month duration and liabilities with a five-month duration would result in a positive duration gap of one month.

The table below shows various duration gap measurements and the effects that changes in interest rates would generally have on portfolio value.

Negative Duration Gap	Zero Duration Gap	Positive Duration Gap
Asset Duration < Liability Duration	Asset Duration = Liability Duration	Asset Duration > Liability Duration

Net portfolio will increase in value when interest rates rise and decrease in value when interest rates fall.
Net portfolio economic value will be unchanged. The change in the value of assets from an instantaneous move in interest rates, either up or down, would be expected to be accompanied by an equal and offsetting change in the value of liabilities.
Net portfolio will increase in value when interest rates fall and decrease in value when interest rates rise.
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

■
PMVS - PMVS is our estimate of the change in the market value of our financial assets and liabilities from an instantaneous shock to interest rates, assuming spreads are held constant and no rebalancing actions are undertaken. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio’s market value to a 50 basis point parallel movement in interest rates (PMVS-L) and the other to a nonparallel movement (PMVS-YC), resulting from a 25 basis point change in slope of the LIBOR yield curve. The 50 basis point shift and 25 basis point change in slope of the LIBOR yield curve used for our PMVS measures reflect reasonably possible near-term changes that we believe provide a meaningful measure of our interest-rate risk sensitivity.

FREDDIE MAC | 2017 Form 10-K	159

Management's Discussion and Analysis	Risk Management | Market Risk

To calculate PMVS, the interest rate shock is applied to the duration (and convexity for PMVS-L) of all interest-rate sensitive financial instruments. The resulting change in market value for the aggregate portfolio is computed for both the up rate and down rate shock, and whichever produces the more adverse outcome is the PMVS. In cases where both the up rate and down rate shocks result in a positive effect, the PMVS is zero. PMVS results are shown on a pre-tax basis.
Economic Market Risk Results

Interest-Rate Risk
The tables below provide our duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results and an average of the daily values and standard deviation for the years ended December 31, 2017 and 2016. The tables below also provide PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. The interest-rate sensitivity of our mortgage portfolio varies across a wide range of interest rates.

	As of December 31,
	2017			2016
	PMVS-YC	PMVS-L		PMVS-YC	PMVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets	$463	$5,587	$11,446	$573	$6,397	$12,950
Liabilities	185	(2,377)	(4,968)	155	(2,747)	(5,715)
Derivatives	(646)	(3,200)	(6,477)	(721)	(3,662)	(7,317)
Total	$2	$10	$1	$7	($12)	($82)

PMVS	$2	$10	$1	$7	$—	$—

(1)
The categorization of the PMVS impact between assets, liabilities, and derivatives on this table is based upon the economic characteristics of those assets and liabilities, not their accounting classification. For example, purchase and sale commitments of mortgage-related securities and debt securities of consolidated trusts held by the mortgage-related investments portfolio are both categorized as assets on this table.

	Year Ended December 31,
	2017			2016
(Duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	0.1	$7	$16	0.1	$6	$20
Minimum	(0.4)	$—	$—	(0.4)	$—	$—
Maximum	0.8	$26	$78	0.7	$31	$92
Standard deviation	0.2	$5	$19	0.2	$5	$21
The disclosure in our Monthly Volume Summary reports, which are available on our website www.freddiemac.com/investors/financials/monthly-volume-summaries, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, a quarter, or a year).
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PMVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.

FREDDIE MAC | 2017 Form 10-K	160

Management's Discussion and Analysis	Risk Management | Market Risk

	PMVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
December 31, 2017	$3,210	$10	($3,200)
December 31, 2016	$3,651	$—	($3,651)
Limitations of Market Risk Measures

While we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. Mis-estimation of economic market risk could result in over or under hedging of interest-rate risk, significant economic losses and an adverse impact on earnings. The limitations of our economic market risk measures include the following:

■	Our PMVS and duration gap estimates are determined using models that involve our judgment of interest-rate and prepayment assumptions.

■	There could be times when we hedge differently than our model estimates during the period, such as when we are making changes or market updates to these models.

■
PMVS and duration gap do not capture the potential effect of certain other market risks, such as changes in volatility and market spread risk. The effect of these other market risks can be significant.

■
Our sensitivity analyses for PMVS and duration gap contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio.

■
In recent years it has been more difficult to measure and manage the interest-rate risk related to mortgage assets as risk for prepayment model error remains high due to the low interest rate environment and uncertainty regarding default rates, unemployment, government policy changes and programs, loan modifications and the volatility and impact of home price movements on mortgage durations.

■
Although the mortgage-related investments portfolio is the main contributor of interest-rate risk to the company, other core businesses also contribute to our interest-rate risk and may be managed differently. We have certain assets that have a relatively short holding period. As a result, we may manage the risk of these assets based on their disposition, while our risk measures use long-term cash flows. Hedging these businesses at times requires additional assumptions concerning risk metrics to accommodate changes in pricing that may not be related to the future cash flow of the assets. This could create a perceived risk exposure as the hedged risk may differ from the model risk.

■
The choice of the benchmark rate used to model and hedge our positions is a significant assumption. The effectiveness of our hedges ultimately depends on how closely the different instruments (assets, liabilities and derivatives) react to the underlying chosen benchmark. In the simplest example, all instruments would have interest-rate risk based on the same underlying benchmark, in our case, the swap rate. In practice, however, different instruments react differently versus the benchmark rate, which creates a market spread between the benchmark rate and the instrument. As the market spreads of these instruments move differently, our ability to predict the behavior of each instrument relative to the others is reduced, potentially affecting the effectiveness of our hedges.

FREDDIE MAC | 2017 Form 10-K	161

Management's Discussion and Analysis	Risk Management | Market Risk

■	Our measurements do not include the sensitivity to interest-rate changes of the following assets and liabilities:

●
Credit guarantee activities - We generally do not hedge the interest-rate exposure of our credit guarantees except for the interest-rate exposure related to buy-ups, float and STACR debt notes. Float, which arises from timing differences between the borrower's principal payments on the loan and the reduction of the PC balance, can lead to significant interest expense if the interest rate paid to a PC investor is higher than the reinvestment rate earned by the securitization trusts on payments received from borrowers and paid to us as trust management income.

●
Other assets with minimal interest-rate sensitivity - We do not include other assets, primarily non-financial instruments such as fixed assets and REO, because we estimate their impact on PMVS and duration gap to be minimal.

GAAP Earnings Variability

The GAAP accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value) creates variability in our GAAP earnings when interest rates and spreads change. This variability of GAAP earnings, which may not reflect the economics of our business, increases the risk of our having a negative net worth and thus being required to draw from Treasury.
Interest-rate Volatility
While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, our GAAP financial results are still subject to significant earnings variability from period to period. Based upon the composition of our financial assets and liabilities, including derivatives, at December 31, 2017, we generally recognize fair value losses in GAAP earnings when interest rates decline.
In an effort to reduce our GAAP earnings variability and better align our GAAP results with the economics of our business, we began using hedge accounting during 2017. See Note 9 for additional information on hedge accounting.
The table below presents the effect of derivatives used in our interest-rate risk management activities on our comprehensive income, after considering any offsetting interest rate effects related to financial instruments measured at fair value and the effects of fair value hedge accounting.

	Year Ended December 31,
(In billions)	2017	2016
Interest rate effect on derivative fair values	$—	$1.6
Estimate of offsetting interest rate effect related to financial instruments measured at fair value(1)	(0.7)	(1.2)
Gains (losses) on mortgage loans and debt in fair value hedge relationships	0.3	—
Income tax (expense) benefit	0.1	(0.1)
Estimated net interest rate effect on comprehensive income (loss)	($0.3)	$0.3

(1)
Includes the interest-rate effect on our trading securities, available-for-sale securities, mortgage loans held-for-sale and other assets and debt for which we elected the fair value option, which is reflected in other non-interest income (loss) and total other comprehensive income (loss) on our consolidated statements of comprehensive income.

FREDDIE MAC | 2017 Form 10-K	162

Management's Discussion and Analysis	Risk Management | Market Risk

We evaluate the potential benefits of fair value hedge accounting by evaluating a range of interest rate scenarios and identifying which of those scenarios produces the most adverse GAAP earnings outcome. The interest rate scenarios evaluated include parallel shifts in the yield curve of plus and minus 100 basis points, non-parallel yield curve shifts in which long-term interest rates increase or decrease by 100 basis points and non-parallel yield curve shifts in which short-term and medium-term interest rates increase or decrease by 100 basis points.
At December 31, 2017, the GAAP adverse scenario both before and after fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points. The results of this evaluation are shown in the table below.

	GAAP Adverse Scenario (Before-Tax)
(Dollars in billions)	Before Hedge Accounting	After Hedge Accounting	% Change
December 31, 2017	($3.1)	($0.5)	84%
For further discussion of financial results related to interest-rate risk, see Our Business Segments - Capital Markets.
Spread Volatility
We have limited ability to manage our spread risk exposure and therefore the volatility of market spreads may contribute to significant GAAP earnings variability. For financial assets measured at fair value, we generally recognize fair value losses when market spreads widen. Conversely, for financial liabilities measured at fair value, we generally recognize fair value gains when market spreads widen.
The table below shows the estimated effect of spreads on our comprehensive income (loss), after tax, by segment.

	Year Ended December 31,
(In billions)	2017	2016
Capital Markets	$0.8	$0.3
Multifamily	0.3	—
Single-family Guarantee(1)	(0.2)	(0.2)
Spread effect on comprehensive income (loss)	$0.9	$0.1

(1)	Represents spread exposure on certain STACR debt securities for which we have elected the fair value option.
For further discussion of significant financial results related to spread risk, see Our Business Segments - Multifamily and Our Business Segments - Capital Markets.

FREDDIE MAC | 2017 Form 10-K	163

Management's Discussion and Analysis	Liquidity and Capital Resources | Overview

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our business activities require that we maintain adequate liquidity to fund our operations, which primarily include the following:

■	Principal payments due to the maturity, redemption or repurchase of our other debt;

■	Interest payments on our other debt;

■	Dividend requirements on our senior preferred stock;

■	Cash purchases of single-family and multifamily loans;

■	Purchases of mortgage-related securities and non-mortgage investments;

■	Removal of modified or seriously delinquent mortgage loans from PC trusts;

■	Any shortfall related to the payments of principal and interest on our debt securities issued by consolidated trusts and any other payments related to our guarantees of mortgage assets;

■	Payments to affordable housing funds under the GSE Act;

■	Payments to Treasury associated with the legislated 10 basis point increase under the Temporary Payroll Tax Cut Continuation Act;

■	Any costs related to the disposition of our REO properties;

■	Payments related to derivative contracts;

■	Posting or pledging collateral to third parties in connection with secured financing and daily trade activities; and

■	Administrative expenses.
We fund our cash needs primarily by issuing other debt. Other sources of cash primarily include:

■	Interest and principal payments on and sales of securities or loans that we hold in our mortgage-related investments portfolio or our Liquidity and Contingency Operating Portfolio;

■	Repurchase transactions with counterparties;

■	Guarantee fees we receive in connection with our guarantee activities, excluding those fees associated with the legislated 10 basis point increase we remit to Treasury; and

■	Quarterly draws from Treasury under the Purchase Agreement, which are made if we have a quarterly deficit in our net worth.
In addition to the uses and sources of cash described above, we are involved in various legal proceedings, including those discussed in Legal Proceedings, which may result in a need to use cash to settle claims or pay certain costs or receipt of cash from settlements.
Our securities and other obligations are not guaranteed by the U.S. government and do not constitute a debt or obligation of the U.S. government or any agency or instrumentality thereof, other than Freddie Mac. We continue to manage our debt issuances to remain in compliance with the aggregate indebtedness limits set forth in the Purchase Agreement. For a description of our debt products, see Our Business Segments - Capital Markets.

FREDDIE MAC | 2017 Form 10-K	164

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Management Framework

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
Maintaining sufficient liquidity is of primary importance to, and a cost of, our business. Under our liquidity management practices and policies, we:

■	Manage intraday cash needs and provide for the contingency of an unexpected cash demand;

■	Maintain cash and non-mortgage investments to enable us to meet ongoing cash obligations for a limited period of time, assuming no access to unsecured debt markets;

■	Maintain unencumbered securities with a value greater than or equal to the largest projected daily cash shortfall for an extended period of time, assuming no access to unsecured debt markets; and

■	Manage the maturity of our unsecured debt based on our asset profile.
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

FREDDIE MAC | 2017 Form 10-K	165

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

Liquidity Profile
During 2017, the majority of the funds in our Liquidity and Contingency Operating Portfolio were deposited with the Federal Reserve Bank of New York, invested in U.S. Treasury securities, or invested in securities purchased under agreements to resell. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, we make an assessment whether to exit the existing position or continue to do business with the counterparty.
During 2017, we had sufficient access to the debt markets due largely to support from the U.S. government. We rely significantly on our ability to issue debt on an on-going basis to refinance our effective short-term debt. Our effective short-term debt percentage, which represents the percentage of our total other debt that is expected to mature within one year, was 45.4% and 46.1% as of December 31, 2017 and 2016, respectively.
Our debt cap under the Purchase Agreement was $407.2 billion in 2017 and declined to $346.1 billion on January 1, 2018. As of December 31, 2017, our aggregate indebtedness, calculated as the par value of other debt, was $316.7 billion. We disclose the amount of our indebtedness on this basis monthly under the caption "Other Debt Activities - Total Debt Outstanding" in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com/investors/financials/monthly-volume-summaries.
Our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market interest rates, market confidence, operational risks and other factors.
To fund our business activities, we depend on the continuing willingness of investors to purchase our debt securities. The reduction in our mortgage-related investments portfolio has reduced our funding needs. We expect that this trend will continue in 2018 as the mortgage-related investments portfolio shrinks to the required Purchase Agreement limit. Changes or perceived changes in the government's support of us could have a severe negative effect on our access to the debt markets and on our debt funding costs.
In addition, any change in applicable legislative or regulatory exemptions, including those described in Regulation and Supervision, could adversely affect our access to some debt investors, thereby potentially increasing our debt funding costs. For more information on our short- and long-term liquidity needs, see Contractual Obligations.
Other Debt Activities

Debt securities that we issue are classified either as debt securities of consolidated trusts held by third parties or other debt. We issue other debt to fund our operations. Competition for funding can vary with economic, financial market and regulatory environments.
The tables below summarize the par value and the average rate of other debt securities we issued or paid off, including regularly scheduled principal payments, payments resulting from calls and payments for repurchases. We call, exchange or repurchase our outstanding debt securities from time to time for a

FREDDIE MAC | 2017 Form 10-K	166

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

variety of reasons, including managing our funding composition and supporting the liquidity of our debt securities.

FREDDIE MAC | 2017 Form 10-K	167

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

	Year Ended December 31, 2017
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)

Discount notes and Reference Bills
Beginning balance	$61,042	0.47%	$—	—%
Issuances	376,685	0.85%	—	—%
Repurchases	(57)	0.91%	—	—%
Maturities	(391,953)	0.76%	—	—%
Ending Balance	45,717	1.19%	—	—%

Securities sold under agreements to repurchase
Beginning balance	3,040	0.42%	—	—%
Additions	133,223	0.72%	—	—%
Repayments	(126,582)	0.67%	—	—%
Ending Balance	9,681	1.06%	—	—%

Callable debt
Beginning balance	—	—%	98,420	1.44%
Issuances	—	—%	56,894	1.92%
Repurchases	—	—%	(335)	1.83%
Calls	—	—%	(27,414)	1.75%
Maturities	—	—%	(13,743)	0.87%
Ending Balance	—	—%	113,822	1.58%

Non-callable debt(2)
Beginning balance	7,435	0.41%	186,806	2.10%
Issuances	21,504	0.99%	25,510	2.11%
Repurchases	(500)	0.82%	(1,211)	1.40%
Maturities	(10,647)	0.52%	(82,011)	1.59%
Ending Balance	17,792	1.03%	129,094	2.52%

Total other debt	$73,190	1.14%	$242,916	2.08%

	Year Ended December 31, 2016
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)

Discount notes and Reference Bills
Beginning balance	$104,088	0.28%	$—	—%
Issuances	424,256	0.30%	—	—%
Maturities	(467,302)	0.27%	—	—%
Ending Balance	61,042	0.47%	—	—%

Securities sold under agreements to repurchase
Beginning balance	—	—%	—	—%
Additions	61,284	0.07%	—	—%
Repayments	(58,244)	0.05%	—	—%
Ending Balance	3,040	0.42%	—	—%

Callable debt
Beginning balance	—	—%	107,675	1.61%
Issuances	—	—%	115,930	1.47%
Calls	—	—%	(123,475)	1.46%
Maturities	—	—%	(1,710)	0.65%
Ending Balance	—	—%	98,420	1.44%

Non-callable debt(2)
Beginning balance	9,545	0.20%	196,713	2.34%
Issuances	7,435	0.41%	49,383	1.17%
Repurchases	—	—%	(53)	11.78%
Maturities	(9,545)	0.20%	(59,237)	2.26%
Ending Balance	7,435	0.41%	186,806	2.10%

Total other debt	$71,517	0.47%	$285,226	1.87%

(1)	Average rate is weighted based on par value.

FREDDIE MAC | 2017 Form 10-K	168

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

(2)
Includes STACR and SCR debt notes and certain multifamily other debt. STACR and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time without penalty.

Our outstanding other debt balance continues to decline as we reduce our indebtedness along with the decline in our mortgage-related investments portfolio. As a result, our total issuances, payoffs and maturities of other debt, excluding securities sold under agreements to repurchase, decreased in 2017 compared to 2016.
Our short-term debt issuances provide us with overall lower funding costs relative to medium and longer term debt. In October 2016, amendments to the SEC's rules that govern money market mutual funds became effective. These amendments make certain structural and operational reforms to address the risks of investor withdrawals from money market funds. These amendments do not apply to mutual funds that invest solely in debt issued or guaranteed by the U.S. government or its agencies and instrumentalities, including GSEs. As a result, the demand for short-term government and agency debt has increased, which contributed to the improvement in our short-term and non-callable debt spreads during 2016. This increased demand continued in 2017.
During 2017, we replaced a portion of called or matured medium-term and long-term debt with callable debt. Our callable debt provides us with the option to repay the outstanding principal balance of the debt prior to its contractual maturity date. As of December 31, 2017, $75 billion of the outstanding $114 billion of callable debt may be called within one year, not including callable debt due to contractually mature within one year.
Other Short-term Debt
The tables below contain details on the characteristics of our other short-term debt.

FREDDIE MAC | 2017 Form 10-K	169

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

	As of December 31, 2017
	Ending Balance		Yearly Average
(Dollars in millions)	Carrying Value	Weighted Average Effective Rate(1)	Carrying Value	Weighted Average Effective Rate(1)	Maximum Carrying Value Outstanding at Any Month End
Discount notes and Reference Bills	$45,596	1.19%	$50,867	0.85%	$60,967
Medium-term notes	17,792	1.03	12,172	0.78	17,967
Securities sold under agreements to repurchase	9,681	1.06	8,092	0.65	11,491
Total	$73,069	1.14%

	As of December 31, 2016
	Ending Balance		Yearly Average
(Dollars in millions)	Carrying Value	Weighted Average Effective Rate(1)	Carrying Value	Weighted Average Effective Rate(1)	Maximum Carrying Value Outstanding at Any Month End
Discount notes and Reference Bills	$60,976	0.47%	$73,169	0.41%	$96,767
Medium-term notes	7,435	0.41	7,035	0.23	9,545
Securities sold under agreements to repurchase	3,040	0.42	3,112	0.10	8,294
Total	$71,451	0.47%

	As of December 31, 2015
	Ending Balance		Yearly Average
(Dollars in millions)	Carrying Value	Weighted Average Effective Rate(1)	Carrying Value	Weighted Average Effective Rate(1)	Maximum Carrying Value Outstanding at Any Month End
Discount notes and Reference Bills	$104,027	0.28%	$102,540	0.16%	$123,248
Medium-term notes	9,545	0.20	3,173	0.09	9,454
Securities sold under agreements to repurchase	—	—	15	0.21	—
Total	$113,572	0.27%

(1)	Average rate is weighted based on carrying value.
The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.

FREDDIE MAC | 2017 Form 10-K	170

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

Contractual Maturity Date as of December 31, 2017

Earliest Redemption Date as of December 31, 2017

FREDDIE MAC | 2017 Form 10-K	171

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

Debt Securities of Consolidated Trusts

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.

	Year Ended December 31,
(In millions)	2017	2016
Beginning balance	$1,602,162	$1,513,089
Issuances:
New issuances to third parties	256,931	309,021
Additional issuances of securities	150,651	162,386
Total issuances	407,582	471,407
Extinguishments:
Purchases of debt securities from third parties	(42,797)	(42,716)
Debt securities received in settlement of advances to lenders	(34,560)	(29,292)
Repayments of debt securities	(259,782)	(310,326)
Total extinguishments	(337,139)	(382,334)
Ending balance	1,672,605	1,602,162
Unamortized premiums and discounts	48,391	46,521
Debt securities of consolidated trusts held by third parties	$1,720,996	$1,648,683
Debt securities of our consolidated trusts represent our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Our exposure on debt securities of consolidated trusts is limited to the guarantee we provide on the payment of principal and interest on these securities, as the primary source of repayment of these debt securities comes from the cash flows of the mortgage loans held by the trusts which back the securities. At December 31, 2017, our estimated exposure (including the amounts that are due to Freddie Mac for debt securities of consolidated trusts that we purchased) to these debt securities is recognized as the allowance for credit losses on mortgage loans held by consolidated trusts. See Note 4 for details on our allowance for loan losses.
The table below provides information on the UPB of debt securities issued by our consolidated trusts.

FREDDIE MAC | 2017 Form 10-K	172

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

	As of December 31,
(In millions)	2017	2016
Single-family
PCs:
30-year or more amortizing fixed-rate	$1,331,463	$1,235,862
20-year amortizing fixed-rate	81,889	82,118
15-year amortizing fixed-rate	274,561	282,520
Adjustable-rate	52,870	57,038
Interest-only	9,867	15,043
FHA/VA and other governmental	2,157	2,421
Total single-family PCs	1,752,807	1,675,002
Other single-family	3,650	4,531
Total single-family	1,756,457	1,679,533
Multifamily
Credit risk transfer securitizations	2,000	—
Other securitization products	3,747	3,048
Total multifamily	5,747	3,048
Total Freddie Mac mortgage-related securities	1,762,204	1,682,581
Freddie Mac mortgage-related securities repurchased or retained at issuance	(89,599)	(80,419)
Debt securities of consolidated trusts held by third parties	$1,672,605	$1,602,162
Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of February 1, 2018.

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
Other Investments and Cash Portfolio

The investments in our other investments and cash portfolio are important to our cash flow, collateral management, asset and liability management and our ability to provide liquidity and stability to the

FREDDIE MAC | 2017 Form 10-K	173

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

mortgage market. The table below summarizes the balances in our other investments and cash portfolio, which includes the Liquidity and Contingency Operating Portfolio.

	As of December 31, 2017				As of December 31, 2016
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other(1)	Total Other Investments and Cash Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other(1)	Total Other Investments and Cash Portfolio
Cash and cash equivalents	$6.8	$—	$—	$6.8	$12.4	$—	$—	$12.4
Restricted cash and cash equivalents	—	0.5	2.5	3.0	—	9.5	0.4	9.9
Securities purchased under agreements to resell	38.9	16.8	0.2	55.9	37.5	13.6	0.4	51.5
Non-mortgage related securities	22.2	—	0.6	22.8	19.6	—	1.5	21.1
Advances to lenders	—	—	0.8	0.8	—	—	1.3	1.3
Total	$67.9	$17.3	$4.1	$89.3	$69.5	$23.1	$3.6	$96.2

(1)
Consists of amounts related to collateral held by us from derivative and other counterparties, investments in unsecured agency debt in which we may not otherwise invest, other than to pledge as collateral to our counterparties when our derivatives are in a liability position, advances to lenders and other secured lending transactions.

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
We hold other mortgage assets, but given their characteristics, they may not be available for immediate sale or for use as collateral for repurchase agreements. These assets consist of certain structured agency securities collateralized by non-agency mortgage-related securities, non-agency CMBS, non-agency RMBS backed by subprime, option ARM, Alt-A and other loans and unsecuritized seriously delinquent and modified single-family loans.
We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury.

FREDDIE MAC | 2017 Form 10-K	174

Management's Discussion and Analysis	Liquidity and Capital Resources I Cash Flows

Cash Flows
We evaluate our cash flow performance by comparing the net cash flows from operating and investing activities to the net cash flows required to finance those activities. The following graphs present the results of these activities for the years ended December 31, 2015, 2016 and 2017.
Operating Cash Flows Investing Cash Flows Financing Cash Flows
Commentary

2017 vs. 2016

■	Cash provided by operating activities increased $0.6 billion primarily due to the following:

●	Increase in other income due to settlement proceeds received from RBS related to litigation involving certain of our non-agency mortgage-related securities.
This increase was partially offset by:

●	Increase in net purchases of mortgage loans acquired as held-for-sale due to the overall growth of the multifamily mortgage market.

■	Cash provided by investing activities decreased $17.8 billion primarily due to the following:

●	Increase in securities purchased under agreements to resell, as excess cash was invested in securities to earn a yield; and

●	Decrease in net repayments of mortgage loans acquired as held-for-investment primarily due to lower prepayments as a result of higher average mortgage interest rates.
This decrease was partially offset by:

●
Increase in net proceeds received from sales of investment securities driven by the continued reduction in the balance of our mortgage investment portfolio as required by the Purchase Agreement and FHFA.

■	Cash used in financing activities decreased $4.9 billion primarily due to the following:

●	Increase in net repayments and redemptions of debt securities of consolidated trusts held by third parties due to a decline in the volume of single-family PC issuance for cash; and

●	Decrease in net repayments of other debt, as we reduced our indebtedness along with the decline in our mortgage-related investments portfolio.

FREDDIE MAC | 2017 Form 10-K	175

Management's Discussion and Analysis	Liquidity and Capital Resources I Cash Flows

2016 vs. 2015

■	Cash used by operating activities increased $5.8 billion primarily due to the following:

●	Increase in net sales of mortgage loans acquired as held-for-sale, primarily due to an increase in the volume of our multifamily securitizations.
This increase was partially offset by:

●	Decrease in our net interest income.

■	Cash provided by investing activities decreased $9.7 billion primarily due to the following:

●	Increase in advances to lenders;

●	Increase in net purchases of investment securities, primarily due to more investment securities being retained from our agency resecuritizations.
This decrease was partially offset by:

●
Decrease in securities purchased under agreements to resell due to lower near-term cash needs for upcoming maturities and anticipated calls of other debt at the end of 2016 compared to the end of 2015; and

●	Decrease in restricted cash due to the withdrawal of company funds from the custodial account.

■	Cash used in financing activities decreased $16.0 billion primarily due to the following:

●	Decrease in net repayments and redemptions of debt securities of consolidated trusts held by third parties due to an increase in the volume of our single-family PC issuances for cash.
This decrease was partially offset by:

●	Increase in net repayments of other debt, as we reduced our indebtedness along with the decline in our mortgage-related investments portfolio.

FREDDIE MAC | 2017 Form 10-K	176

Management's Discussion and Analysis	Liquidity and Capital Resources I Capital Resources

Capital Resources
Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Under the Purchase Agreement, Treasury made a commitment to provide us with equity funding, under certain conditions, to eliminate deficits in our net worth. Obtaining equity funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA and maintain the confidence of the debt markets as a very high quality credit, upon which our business model is dependent.
At December 31, 2017, we had a net worth deficit of $312 million. As a result, FHFA, as Conservator, will submit a draw request, on our behalf, to Treasury under the Purchase Agreement in the amount of $312 million. Upon the funding of this draw request, the aggregate liquidation preference of the senior preferred stock will increase to $75.6 billion and the amount of available funding remaining under the Purchase Agreement will decrease to $140.2 billion. To the extent we draw additional funds in the future, the aggregate liquidation preference will increase and the amount of available funding will decrease by the amount of those draws. See Conservatorship and Related Matters and Regulation and Supervision for more information.
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
The table below presents activity related to our net worth.

	Year Ended December 31,
(In millions)	2017	2016	2015
Beginning balance	$5,075	$2,940	$2,651
Comprehensive income	5,558	7,118	5,799
Capital draws received from Treasury	—	—	—
Senior preferred stock dividends declared	(10,945)	(4,983)	(5,510)
Total equity / net worth	($312)	$5,075	$2,940
Aggregate draws requested under Purchase Agreement	$71,336	$71,336	$71,336
Aggregate cash dividends paid to Treasury	$112,393	$101,448	$96,465

FREDDIE MAC | 2017 Form 10-K	177

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
Supervision of Our Company During Conservatorship
FHFA has broad powers when acting as our Conservator. Upon its appointment, the Conservator immediately succeeded to all rights, titles, powers and privileges of Freddie Mac and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets. The Conservator also succeeded to the title to all books, records and assets of Freddie Mac held by any other legal custodian or third party.
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
We conduct our business subject to the direction of FHFA as our Conservator. The Conservator has delegated certain authority to the Board of Directors to oversee, and to management to conduct, business operations so we can operate in the ordinary course. The directors serve on behalf of, and exercise authority as directed by, and owe their fiduciary duties of care and loyalty to, the Conservator. The Conservator retains the authority to withdraw or revise its delegations of authority at any time. The Conservator also retains certain significant authorities for itself, and has not delegated them to the Board. The Conservator continues to provide strategic direction for the company and directs the efforts of the Board and management to implement its strategy. Despite the delegations of authority to management, many management decisions are subject to review and/or approval by FHFA and management frequently receives direction from FHFA on various matters involving day-to-day operations.
Our current business objectives reflect direction we have received from the Conservator including the Conservatorship Scorecards. At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives. Given our public mission and the important role our Conservator has placed on Freddie Mac in addressing housing and mortgage market conditions, we sometimes take actions that could have a negative impact on our business, operating results or financial condition, and could thus contribute to a need for additional draws under the Purchase Agreement. Certain of these actions are intended to help homeowners and the mortgage market.
Purchase Agreement, Warrant and Senior Preferred Stock
In connection with our entry into conservatorship, we entered into the Purchase Agreement with

FREDDIE MAC | 2017 Form 10-K	178

Management's Discussion and Analysis	Conservatorship and Related Matters

Treasury. Under the Purchase Agreement, we issued to Treasury both senior preferred stock and a warrant to purchase common stock. The Purchase Agreement, the warrant and the senior preferred stock do not contain any provisions causing them to terminate or cease to exist upon the termination of conservatorship. The conservatorship, the Purchase Agreement, the warrant and the senior preferred stock materially limit the rights of our common and preferred stockholders (other than Treasury).
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
The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP consolidated balance sheet for the applicable fiscal quarter, provided that the aggregate amount funded under the Purchase Agreement may not exceed Treasury's commitment. The amount of any draw will be added to the aggregate liquidation preference of the senior preferred stock and will reduce the amount of available funding remaining. Deficits in our net worth have made it necessary for us to make substantial draws on Treasury's funding commitment under the Purchase Agreement. In addition, the Letter Agreement increased the aggregate liquidation preference of the senior preferred stock by $3.0 billion on December 31, 2017. As of December 31, 2017, the aggregate liquidation preference of the senior preferred stock was $75.3 billion, and the amount of available funding remaining under the Purchase Agreement was $140.5 billion.
Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers and privileges of the Board. Under the August 2012 amendment to the Purchase Agreement, our cash dividend requirement each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The applicable Capital Reserve Amount was $0.6 billion in 2017. Under the Letter Agreement, the dividend for the dividend period from October 1, 2017 through and including December 31, 2017 was reduced to $2.25 billion. The applicable Capital Reserve Amount from January 1, 2018 and thereafter will be $3.0 billion. As a result of the net worth sweep dividend, our future profits in excess of the applicable Capital Reserve Amount will be distributed to Treasury, and the holders of our common stock and non-senior preferred stock will not receive benefits that could otherwise flow from such future profits. If for any reason we were not to pay the amount of our dividend requirement on the senior preferred stock in full, the unpaid amount would be added to the liquidation preference and our applicable Capital Reserve Amount would thereafter be zero, but this would not affect our ability to draw funds from Treasury under the Purchase Agreement.
The senior preferred stock is senior to our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon

FREDDIE MAC | 2017 Form 10-K	179

Management's Discussion and Analysis	Conservatorship and Related Matters

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
The Purchase Agreement and warrant contain covenants that significantly restrict our business and capital activities. For example, the Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

■	Pay dividends on our equity securities, other than the senior preferred stock or warrant, or repurchase our equity securities;

■	Issue any additional equity securities, except in limited instances;

■
Sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value in the ordinary course of business, consistent with past practices, and in other limited circumstances; and

■	Issue any subordinated debt.
Limits on Our Mortgage-Related Investments Portfolio and Indebtedness
Our ability to acquire and sell mortgage assets is significantly constrained by limitations under the Purchase Agreement and other limitations imposed by FHFA:

■	Under the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio is subject to a cap that decreases by 15% each year until the cap reaches $250 billion.

■
Under the Purchase Agreement, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year.

■
Our Retained Portfolio Plan, which we adopted in 2014, provides for us to manage the mortgage-related investments portfolio so that it does not exceed 90% of the cap established by the Purchase Agreement, subject to certain exceptions. Under the plan, we may seek permission from FHFA to increase the plan's limit on the mortgage-related investments portfolio to 95% of the Purchase Agreement cap.

■	FHFA indicated that any portfolio sales should be commercially reasonable transactions that consider impacts to the market, borrowers and neighborhood stability.
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
Our results against the limits imposed on our mortgage-related investments portfolio and aggregate indebtedness for the year ended December 31, 2017 are shown below.

FREDDIE MAC | 2017 Form 10-K	180

Management's Discussion and Analysis	Conservatorship and Related Matters

Mortgage Assets

Indebtedness

Reducing our Mortgage-Related Investments Portfolio Over Time

Our mortgage-related investments portfolio includes assets held by all three business segments and consists of:

■	Agency securities, which include both single-family and multifamily Freddie Mac mortgage-related securities and non-Freddie Mac agency mortgage-related securities;

■	Non-agency mortgage-related securities, which include single-family non-agency mortgage-related securities, CMBS, housing revenue bonds and other multifamily securities; and

■	Single-family and multifamily unsecuritized loans.

FREDDIE MAC | 2017 Form 10-K	181

Management's Discussion and Analysis	Conservatorship and Related Matters

We evaluate the liquidity of the assets in our mortgage-related investments portfolio based on three categories (in order of liquidity):

■
Liquid - single-class and multi-class agency securities, excluding certain structured agency securities collateralized by non-agency mortgage-related securities. Also includes certain non-agency mortgage-related securities guaranteed by a GSE;

■
Securitization Pipeline - primarily includes performing multifamily and single-family loans purchased for cash and primarily held for a short period until securitized, with the resulting Freddie Mac issued securities being sold or retained; and

■
Less Liquid - assets that are less liquid than both agency securities and loans in the securitization pipeline (e.g., reperforming loans, single-family seriously delinquent loans and non-agency mortgage-related securities not guaranteed by a GSE).

The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation. The cap for this portfolio will decrease to $250 billion at December 31, 2018.

	As of December 31, 2017				As of December 31, 2016
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Capital Markets segment - Mortgage investments portfolio
Single-family unsecuritized loans
Performing loans	$—	$9,999	$—	$9,999	$—	$13,113	$—	$13,113
Reperforming loans	—	—	46,666	46,666	—	—	58,326	58,326
Total single-family unsecuritized loans	—	9,999	46,666	56,665	—	13,113	58,326	71,439
Freddie Mac mortgage-related securities	123,905	—	3,817	127,722	125,652	—	4,776	130,428
Non-agency mortgage-related securities	749	—	5,152	5,901	113	—	16,059	16,172
Other Non-Freddie Mac agency mortgage-related securities	5,211	—	—	5,211	11,759	—	—	11,759
Total Capital Markets segment - Mortgage investments portfolio	129,865	9,999	55,635	195,499	137,524	13,113	79,161	229,798
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	12,267	12,267	—	—	13,692	13,692
Multifamily segment
Unsecuritized mortgage loans	—	19,653	18,585	38,238	—	16,372	26,047	42,419
Mortgage-related securities	6,181	—	1,270	7,451	7,447	—	5,070	12,517
Total Multifamily segment	6,181	19,653	19,855	45,689	7,447	16,372	31,117	54,936
Total mortgage-related investments portfolio	$136,046	$29,652	$87,757	$253,455	$144,971	$29,485	$123,970	$298,426
Percentage of total mortgage-related investments portfolio	54%	12%	34%	100%	49%	10%	41%	100%
Mortgage-related investments portfolio cap at December 31, 2017 and 2016				$288,408				$339,304
90% of mortgage-related investments portfolio cap at December 31, 2017 and 2016(1)				$259,567				$305,374

(1)	Represents the amount to which we manage under our Retained Portfolio Plan, subject to certain exceptions.
We are particularly focused on reducing, in an economically sensible manner, the balance of the less liquid assets that we hold in our mortgage-related investments portfolio. Our efforts to reduce our

FREDDIE MAC | 2017 Form 10-K	182

Management's Discussion and Analysis	Conservatorship and Related Matters

holdings of these assets help satisfy several objectives, including to improve the overall liquidity of our mortgage-related investments portfolio and comply with the mortgage-related investments portfolio limits. The decline in our holdings of less liquid assets, which included repayments and active dispositions, accounted for the majority of the decline in our mortgage-related investments portfolio during 2017. Our active dispositions of less liquid assets included the following:

■
Sales of $18.4 billion of less liquid assets, including $9.2 billion in UPB of single-family non-agency mortgage-related securities, $0.5 billion in UPB of seriously delinquent unsecuritized single-family loans, $8.2 billion in UPB of single-family reperforming loans and $0.5 billion in UPB of multifamily non-agency CMBS;

■	Securitizations of $1.8 billion in UPB of less liquid multifamily loans;

■	Transfers of $1.6 billion in UPB of less liquid multifamily loans to the securitization pipeline; and

■	Securitization of $1.2 billion in UPB of single-family reperforming loans into Freddie Mac PCs, thereby enhancing their liquidity.
FHFA’s Strategic Plan and Scorecards for Freddie Mac and Fannie Mae Conservatorships
In May 2014, FHFA issued its 2014 Strategic Plan. The 2014 Strategic Plan updated FHFA's vision for implementing its obligations as Conservator of Freddie Mac and Fannie Mae.
The 2014 Strategic Plan established three reformulated strategic goals for the conservatorships of Freddie Mac and Fannie Mae:

■
Maintain, in a safe and sound manner, foreclosure prevention activities and credit availability for new and refinanced loans to foster liquid, efficient, competitive and resilient national housing finance markets.

■	Reduce taxpayer risk through increasing the role of private capital in the mortgage market.

■	Build a new single-family securitization infrastructure for use by Freddie Mac and Fannie Mae and adaptable for use by other participants in the secondary market in the future.
FHFA also published annual Conservatorship Scorecards for Freddie Mac and Fannie Mae, which establish annual objectives as well as performance targets and measures related to the strategic goals set forth in the 2014 Strategic Plan for each year from 2014 to 2018. FHFA issued the 2017 and 2018 Conservatorship Scorecards in December 2016 and December 2017, respectively. We continue to align our resources and internal business plans to meet the goals and objectives provided by FHFA.
For information about the 2017 Conservatorship Scorecard, and our performance with respect to it, see Executive Compensation - Compensation Discussion and Analysis. For information about the 2018 Conservatorship Scorecard, see our current report on Form 8-K filed on December 22, 2017.
For more information on the conservatorship and related matters, see Regulation and Supervision, Risk Factors - Conservatorship and Related Matters, Note 2, Note 11 and Directors, Corporate Governance, and Executive Officers - Authority of the Board and Board Committees.

FREDDIE MAC | 2017 Form 10-K	183

Management's Discussion and Analysis	Regulation and Supervision

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
Capital Standards

FHFA suspended capital classification of us during conservatorship in light of the Purchase Agreement. The existing statutory and FHFA regulatory capital requirements are not binding during the conservatorship. These capital standards are described in Note 17. Under the GSE Act, FHFA has the authority to increase our minimum capital levels temporarily or to establish additional capital and reserve requirements for particular purposes.
Pursuant to an FHFA rule, FHFA-regulated entities are required to conduct annual stress tests to

FREDDIE MAC | 2017 Form 10-K	184

Management's Discussion and Analysis	Regulation and Supervision

determine whether such companies have sufficient capital to absorb losses as a result of adverse economic conditions. Under the rule, Freddie Mac is required to conduct annual stress tests using scenarios specified by FHFA that reflect a minimum of three sets of economic and financial conditions and publicly disclose the results of the stress test under the "severely adverse" scenario. In August 2017, we disclosed the results of our most recent "severely adverse" scenario stress test which projected an improvement in the amount of available funding remaining under the Purchase Agreement compared to the test results disclosed in August 2016.
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
Affordable Housing Goals

We are subject to annual affordable housing goals. We view the purchase of loans that are eligible to count toward our affordable housing goals to be a principal part of our mission and business, and we are committed to facilitating the financing of affordable housing for very low-, low- and moderate-income families. In light of the affordable housing goals, we may make adjustments to our strategies for purchasing loans, which could potentially increase our credit losses. These strategies could include entering into purchase and securitization transactions with lower expected economic returns than our typical transactions. In February 2010, FHFA stated that it does not intend for us to undertake uneconomic or high risk activities in support of the housing goals nor does it intend for the state of conservatorship to be a justification for withdrawing our support from these market segments.
If the Director of FHFA finds that we failed (or there is a substantial probability that we will fail) to meet a housing goal and that achievement of the housing goal was or is feasible, the Director may require the submission of a housing plan that describes the actions we will take to achieve the unmet goal. FHFA has the authority to take actions against us if we fail to submit a required housing plan, submit an unacceptable plan, fail to comply with a plan approved by FHFA, or fail to submit certain mortgage purchase data, information or reports as required by law. We are currently operating under an FHFA-required housing plan. See Risk Factors - Legal And Regulatory Risks - We may make certain changes to our business in an attempt to meet our housing goals and duty to serve requirements, which may cause us to forgo other more profitable opportunities.
Current FHFA housing goals applicable to our purchases consist of four goals and one subgoal for single-family owner-occupied housing, one multifamily affordable housing goal and two multifamily affordable housing subgoals. Single-family goals are expressed as a percentage of the total number of eligible loans underlying our total single-family loan purchases, while the multifamily goals are expressed in terms of minimum numbers of units financed.
Three of the single-family housing goals and the subgoal target purchase money loans for low-income

FREDDIE MAC | 2017 Form 10-K	185

Management's Discussion and Analysis	Regulation and Supervision

families, very low-income families and/or families that reside in low-income areas. The single-family housing goals also include one goal that targets refinancing loans for low-income families. The multifamily affordable housing goal targets multifamily rental housing affordable to low-income families. The multifamily affordable housing subgoals target multifamily rental housing affordable to very low-income families and small (5- to 50-unit) multifamily properties affordable to low-income families.
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
Our goals for 2017 and 2018 are set forth below.

	2017	2018
Single-family purchase money goals (Benchmark levels):
Low-income	24%	24%
Very low-income	6%	6%
Low-income areas	18%	TBD
Low-income areas subgoal	14%	14%
Single-family refinance low-income goal (Benchmark level)	21%	21%
Multifamily low-income goal (In units)	300,000	315,000
Multifamily very low-income subgoal (In units)	60,000	60,000
Multifamily small property low-income subgoal (In units)	10,000	10,000
We expect to report our performance with respect to the 2017 affordable housing goals in March 2018. At this time, based on preliminary information, we believe we met all five of our single-family goals and our three multifamily goals for 2017. FHFA will not be able to make a final determination on our performance until market data is released in October 2018.
Affordable Housing Fund Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and pay such amount to certain housing funds. FHFA suspended this requirement when we were placed into conservatorship. However, in December 2014, FHFA terminated the suspension and instructed us to begin setting aside amounts and paying amounts into those funds in accordance with the following terms and conditions, subject to any subsequent guidance or instruction from FHFA:

■	The amount we set aside each fiscal year based on our total new business purchases during such fiscal year; and

■
Within 60 days after the end of each fiscal year, we transfer the amount set aside. However, if we have made a draw under the Purchase Agreement during that fiscal year or if such transfer will cause us to have to make a draw, then we will not make a transfer and the amount set aside for that fiscal year will be reversed.

During 2017, we completed $416.2 billion of new business purchases subject to this requirement and accrued $174.8 million of related expense. On February 7, 2018, FHFA directed us to pay the funds

FREDDIE MAC | 2017 Form 10-K	186

Management's Discussion and Analysis	Regulation and Supervision

allocated for 2017 in light of FHFA's determination that any draw we are required to make under the Purchase Agreement to eliminate our fourth quarter net worth deficit is triggered by a one-time re-measurement of our net deferred asset under the provisions of the Tax Cuts and Job Act of 2017 and does not relate to any financial instability at Freddie Mac. We expect to pay this amount in February 2018 through the following payments: $113.6 million to the Housing Trust Fund administered by HUD and $61.2 million to the Capital Magnet Fund administered by Treasury. We are prohibited from passing through the costs of these allocations to the originators of the loans that we purchase.
Portfolio Activities

The GSE Act provides FHFA with the power to regulate the size and content of our mortgage-related investments portfolio. The GSE Act requires FHFA to establish, by regulation, criteria governing portfolio holdings to ensure the holdings are backed by sufficient capital and consistent with our mission and safe and sound operations. FHFA adopted the portfolio holdings criteria established in the Purchase Agreement, as it may be amended from time to time, for so long as we remain subject to the Purchase Agreement. See Conservatorship And Related Matters - Limits On Our Mortgage-Related Investments Portfolio And Indebtedness for more information.
Subordinated Debt

FHFA directed us to continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable.
Under the Purchase Agreement, we may not issue subordinated debt without Treasury's consent. During 2017 and 2016, we did not call, repurchase or issue any Freddie SUBS® securities.
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

FREDDIE MAC | 2017 Form 10-K	187

Management's Discussion and Analysis	Regulation and Supervision

Secretary of the Treasury has performed this debt securities approval function by coordinating GSE debt offerings with Treasury funding activities. Our Charter also authorizes Treasury to purchase Freddie Mac debt obligations not exceeding $2.25 billion in aggregate principal amount at any time. In February 2018, Treasury released its Strategic Plan 2018-2022, which includes a goal of promoting financial stability through housing finance reform, including resolution of the conservatorships of Freddie Mac and Fannie Mae.
Consumer Financial Protection Bureau
The CFPB regulates consumer financial products and services. The CFPB adopted a number of final rules relating to loan origination, finance and servicing practices that generally went into effect in January 2014. The rules include an ability-to-repay rule, which requires loan originators to make a reasonable and good faith determination that a borrower has a reasonable ability to repay the loan according to its terms. This rule provides certain protection from liability for originators making loans that satisfy the definition of a qualified mortgage. The ability-to-repay rule applies to most loans acquired by Freddie Mac, and for loans covered by the rule, FHFA has directed us to limit our single-family acquisitions to loans that generally would constitute qualified mortgages under applicable CFPB regulations. The directive generally restricts us from acquiring loans that are not fully amortizing, have a term greater than 30 years, or have points and fees in excess of 3% of the total loan amount.
Securities and Exchange Commission
We are subject to the reporting requirements applicable to registrants under the Exchange Act, including the requirement to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Although our common stock is required to be registered under the Exchange Act, we continue to be exempt from certain federal securities law requirements, including the following:

■	Securities we issue or guarantee are "exempted securities" and may be sold without registration under the Securities Act of 1933;

■	We are excluded from the definitions of "government securities broker" and "government securities dealer" under the Exchange Act;

■	The Trust Indenture Act of 1939 does not apply to securities issued by us; and

■	We are exempt from the Investment Company Act of 1940 and the Investment Advisers Act of 1940, as we are an "agency, authority or instrumentality" of the U.S. for purposes of such Acts.
Legislative and Regulatory Developments
Legislation Related to Freddie Mac and its Future Status

Our future structure and role will be determined by the Administration, Congress and potentially FHFA, and it is possible, and perhaps likely, that there will be significant changes beyond the near-term.
Several bills were introduced in recent sessions of Congress concerning the future status of Freddie Mac, Fannie Mae and the mortgage finance system, including bills that provided for the wind down of

FREDDIE MAC | 2017 Form 10-K	188

Management's Discussion and Analysis	Regulation and Supervision

Freddie Mac and Fannie Mae, modification of the terms of the Purchase Agreement or an increase in credit risk transfer transactions. None of these bills was enacted. It is likely that similar or new bills will be introduced and considered in the current or future sessions of Congress. We cannot predict whether any of such bills will be enacted.
2016 Affordable Housing Goals and Housing Plan

In December 2017, FHFA determined that we achieved all five single-family housing goals and all three multifamily goals for 2016. We may achieve a single-family housing goal by meeting or exceeding either:

■	the FHFA benchmark for the goal (Goals); or

■	the actual share of the market that meets the criteria for that goal (Market Level).
Due to our failure to meet two of the five single-family housing goals for 2014 and 2015, we will remain under an FHFA-required Housing Plan through 2018. Our performance compared to our goals, as determined by FHFA for 2016 and 2015, is set forth below.

	2016			2015
Affordable Housing Goals	Goals	Market Level	Results	Goals	Market Level	Results
Single-family purchase money goals (benchmark levels):
Low-income	24%	22.9%	23.8%	24%	23.6%	22.3%
Very low-income	6%	5.4%	5.7%	6%	5.8%	5.4%
Low-income areas	17%	19.7%	19.9%	19%	19.8%	19.0%
Low-income areas subgoal	14%	15.9%	15.6%	14%	15.2%	14.5%
Single-family refinance low-income goal (benchmark level)	21%	19.8%	21.0%	21%	22.5%	22.8%
Multifamily low-income goal (In units)	300,000	N/A	406,958	300,000	N/A	379,042
Multifamily very low-income subgoal (In units)	60,000	N/A	73,030	60,000	N/A	76,935
Multifamily small property low-income subgoal (In units)	8,000	N/A	22,101	6,000	N/A	12,801
Duty to Serve Underserved Markets Plan

The GSE Act establishes a duty for Freddie Mac and Fannie Mae to serve three underserved markets (manufactured housing, affordable housing preservation and rural areas) by developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low- and moderate-income families in those markets.
In December 2016, FHFA published a final rule regarding the duty of Freddie Mac and Fannie Mae to serve these underserved markets. In April 2017, as required by the rule, Freddie Mac and Fannie Mae each submitted to FHFA an underserved markets plan covering a three-year period that describes the activities and objectives it will undertake to meet its duty to serve. The rule provides duty to serve credit for eligible activities that facilitate a secondary market for mortgages on residential properties in the specified underserved markets. It also establishes a method for evaluating and rating Freddie Mac's and Fannie Mae's performance each year, on which FHFA will report annually to Congress. FHFA released the draft plans for public comment in May 2017, and the public comment period on the plans ended in July 2017. In December 2017, FHFA provided Freddie Mac with a notice of non-objection, and the

FREDDIE MAC | 2017 Form 10-K	189

Management's Discussion and Analysis	Regulation and Supervision

company released its final underserved markets plan for 2018-2020. The plan became effective January 1, 2018.

Common Securitization Platform and the Single (Common) Security Update

On December 4, 2017, FHFA published the "December 2017 FHFA Update on the Single Security Initiative and the Common Securitization Platform." The report emphasizes the importance of stakeholder readiness by the end of 2018 and provides updates on key initiative areas such as market outreach activities, continued work with regulatory and industry bodies to resolve open issues and questions and FHFA and Enterprise efforts concerning prepayment speed alignment for TBA securities. The target implementation date for the Single Security initiative is the second quarter of 2019.

FREDDIE MAC | 2017 Form 10-K	190

Management's Discussion and Analysis	Contractual Obligations

CONTRACTUAL OBLIGATIONS
Our contractual obligations affect our short- and long-term liquidity and capital resource needs. The table below provides aggregated information about the listed categories of our contractual obligations as of December 31, 2017. The table includes information about undiscounted future cash payments due under these contractual obligations, aggregated by type of contractual obligation, including the contractual maturity profile of our debt securities (other than debt securities of consolidated trusts held by third parties and STACR and SCR debt notes). The timing of actual future payments may differ from those presented due to a number of factors, including discretionary debt repurchases.
The amounts of future interest payments on debt securities outstanding at December 31, 2017 are based on the contractual terms of our debt securities at that date. These amounts were determined using certain assumptions, including that variable-rate debt continues to accrue interest at the contractual rates in effect at December 31, 2017 until maturity and callable debt continues to accrue interest until its contractual maturity. Accordingly, the amounts presented in the table do not represent a forecast of our future cash interest payments or interest expense.
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
The table excludes certain obligations that could significantly affect our short- and long-term liquidity and capital resource needs. These items, which are listed below, have generally been excluded because the amount and timing of the related future cash payments are uncertain:

■
Future payments of principal and interest related to debt securities of consolidated trusts held by third parties because the amount and timing of such payments are generally contingent upon the occurrence of future events and are therefore uncertain. These payments generally include payments of principal and interest we make to the holders of our guaranteed mortgage-related securities in the event a loan underlying a security becomes delinquent. We remove loans from pools underlying our PCs in certain circumstances, including when loans are 120 days or more delinquent, and retire the associated debt securities of consolidated trusts;

■
Future payments of principal and interest related to STACR and SCR debt notes because the amount and timing of such payments are contingent upon the occurrence of future events on the reference pool of mortgage loans and are therefore uncertain;

■	Future cash payments associated with the liquidation preference of the senior preferred stock, the quarterly commitment fee (which has been suspended) and dividends on the senior preferred stock;

■	Future cash settlements on derivative agreements not yet accrued, because the amount and timing of such payments are dependent upon items such as changes in interest rates;

■
Future dividends on outstanding preferred stock (other than the senior preferred stock), because dividends on these securities are non-cumulative and because we are currently prohibited from paying dividends on these securities; and

■	The guarantee payments and commitments to advance funds pertaining to off-balance sheet arrangements.

FREDDIE MAC | 2017 Form 10-K	191

Management's Discussion and Analysis	Contractual Obligations

(In millions)	Total	2018	2019	2020	2021	2022	Thereafter
Other long-term debt(1)	$224,991	$70,557	$57,689	$38,117	$22,809	$18,538	$17,281
Other short-term debt(1)	73,190	73,190	—	—	—	—	—
Interest payable(2)	22,863	10,150	2,706	2,013	1,541	960	5,493
Other contractual liabilities reflected on our consolidated balance sheets(3)	4,689	4,463	5	6	5	5	205
Purchase obligations:
Purchase commitments(4)	29,780	29,780	—	—	—	—	—
Other purchase obligations(5)	2,487	361	258	248	243	238	1,139
Lease obligations	36	13	11	7	4	1	—
Total specified contractual obligations	$358,036	$188,514	$60,669	$40,391	$24,602	$19,742	$24,118

(1)	Represents par value. Callable debt is included in this table at its contractual maturity. For additional information about our debt, see Note 8.

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

(5)	Primarily includes unconditional purchase obligations that are legally binding and that are subject to a cancellation penalty.

FREDDIE MAC | 2017 Form 10-K	192

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

OFF-BALANCE SHEET ARRANGEMENTS
We enter into certain business arrangements that are not recorded on our consolidated balance sheets or that may be recorded in amounts that differ from the full contract or notional amount of the transaction and that may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets. See Note 3 and Note 5 for more information on our off-balance sheet securitization and guarantee activities.
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
Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $215.7 billion and $166.7 billion at December 31, 2017 and 2016, respectively.
As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as "liquidity guarantees," which were $7.4 billion and $8.5 billion at December 31, 2017 and 2016, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. At both December 31, 2017 and 2016, there were no liquidity guarantee advances outstanding.
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
As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. For more information, see Risk Management - Credit Risk - Counterparty Credit Risk - Derivative Counterparties and Note 9. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a

FREDDIE MAC | 2017 Form 10-K	193

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

lesser extent, commitments to purchase or guarantee multifamily loans. These non-derivative commitments totaled $296.4 billion and $267.4 billion in notional value at December 31, 2017 and 2016, respectively.
In connection with the execution of the Purchase Agreement, we, through FHFA, in its capacity as Conservator, issued a warrant to Treasury to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. See Note 11 for further information.

FREDDIE MAC | 2017 Form 10-K	194

Management's Discussion and Analysis	Critical Accounting Policies and Estimates

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires us to make a number of judgments, estimates and assumptions that affect the reported amounts within our consolidated financial statements. Certain of our accounting policies, as well as estimates we make, are critical, as they are both important to the presentation of our financial condition and results of operations and require management to make difficult, complex, or subjective judgments and estimates, often regarding matters that are inherently uncertain. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these policies and estimates could have a material impact on our consolidated financial statements.
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
Determining the appropriateness of the single-family allowance for loan losses is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require us to make judgments about matters that are difficult to predict, the most significant of which are the probability of default, prepayment and loss severity. We regularly evaluate the underlying estimates and models we use when determining the single-family allowance for loan losses and update our assumptions to reflect our historical experience and current view of economic factors. See Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.
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
Most single-family loans are aggregated into pools based on similar risk characteristics and measured collectively using a statistically based model that evaluates a variety of factors affecting collectability, including but not limited to current LTV ratios, trends in home prices, loan product type, delinquency/default status and history and geographic location. Inputs used by the model are regularly updated for changes in the underlying data, assumptions and market conditions. We review the output of this model by considering qualitative factors such as macroeconomic and other factors to see whether the model outputs are consistent with our expectations. Management adjustments may be necessary to take into

FREDDIE MAC | 2017 Form 10-K	195

Management's Discussion and Analysis	Critical Accounting Policies and Estimates

consideration external factors and current economic events that have occurred but that are not yet reflected in the factors used to derive the model outputs. Significant judgment is exercised in making these adjustments.
Some examples of the qualitative factors considered include:

■	Regional housing trends;

■	Applicable home price indices;

■	Unemployment and employment dislocation trends;

■	The effects of changes in government policies and programs;

■	Industry trends;

■	Consumer credit statistics; and

■	Third-party credit enhancements.
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
Fair Value Measurements
We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or non-recurring basis. Assets and liabilities within our consolidated financial statements measured at fair value include:

■	Mortgage-related and non-mortgage related securities;

■	Certain loans held-for-sale;

■	Derivative instruments; and

■	Certain debt securities of consolidated trusts held by third parties and certain other debt.
The accounting guidance for fair value measurements establishes a framework for measuring fair value, and also establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the assumptions a market participant would use at the measurement date. Fair value measurements under this hierarchy are distinguished among quoted market prices, observable inputs and unobservable inputs. The measurement of fair value requires management to make judgments and assumptions. The process for determining fair value using unobservable inputs is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. These judgments and assumptions may have a significant effect on our measurements of fair value, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our consolidated statements of comprehensive income and consolidated balance sheets. See Note 15

FREDDIE MAC | 2017 Form 10-K	196

Management's Discussion and Analysis	Critical Accounting Policies and Estimates

for additional information regarding fair value hierarchy and measurements, valuation risk and controls over fair value measurement.

FREDDIE MAC | 2017 Form 10-K	197

Risk Factors	Conservatorship and Related Matters

Risk Factors
The following section discusses material risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, reputation, strategies and/or prospects.
CONSERVATORSHIP AND RELATED MATTERS
Freddie Mac’s future is uncertain.
It is possible and perhaps likely that future legislative or regulatory action will materially affect our role in the mortgage industry, business model, structure and results of operations. Some or all of our functions could be transferred to other institutions, and we could cease to exist as a stockholder-owned company, or at all. If any of these events occur, our shares could further diminish in value, or cease to have any value. Our stockholders may not receive any compensation for such loss in value.
Several bills have been introduced in recent sessions of Congress concerning the future status of Freddie Mac, Fannie Mae and the mortgage finance system, including bills which provided for the wind down of Freddie Mac and Fannie Mae, modification of the terms of the Purchase Agreement, or an increase in credit risk transfer transactions. None of these bills were enacted. It is likely that similar or new bills will be introduced and considered in future sessions of Congress. In addition, in February 2018, Treasury released its Strategic Plan 2018-2022, which includes a goal of promoting financial stability through housing finance reform, including resolution of the conservatorships of Freddie Mac and Fannie Mae.
The conservatorship is indefinite in duration. The timing, likelihood and circumstances under which we might emerge from conservatorship are uncertain. Under the Purchase Agreement, Treasury would be required to consent to the termination of the conservatorship, other than in connection with receivership, and there can be no assurance it would do so. Even if the conservatorship is terminated, we would remain subject to the Purchase Agreement and the terms of the senior preferred stock. It is possible that the conservatorship could end with our being placed into receivership.
Because Treasury holds a warrant to acquire nearly 80% of our common stock for nominal consideration, we could effectively remain under the control of the U.S. government even if the conservatorship ends and the voting rights of common stockholders are restored. If Treasury exercises the warrant, the ownership interest of our existing common stockholders will be substantially diluted.
In the past several years, a number of lawsuits were filed against the U.S. government, Freddie Mac and Fannie Mae challenging certain government actions related to the conservatorship and the Purchase Agreement. This may add to the uncertainty surrounding our future.
For more information, see MD&A - Regulation and Supervision - Legislative and Regulatory Developments, Legal Proceedings, and Note 16.
We cannot retain capital from the earnings generated by our business operations in excess of the applicable Capital Reserve Amount under the Purchase Agreement (which is $3.0 billion as of January 1, 2018 but will be reduced to zero if we do not pay any future dividend

FREDDIE MAC | 2017 Form 10-K	198

Risk Factors	Conservatorship and Related Matters

requirements in full), which could result in our having to request additional draws from Treasury under the Purchase Agreement in future periods.
We cannot retain capital from the earnings generated by our business operations in excess of the applicable Capital Reserve Amount of $3.0 billion as of January 1, 2018, as a result of the net worth sweep dividend requirement. If we were not to pay our full dividend requirement in any future period, the applicable Capital Reserve Amount would thereafter be zero so that we would not be able to retain any capital from the earnings generated by our business. While in conservatorship, dividends we pay to Treasury are declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers and privileges of the Board. Our inability to build and retain capital in excess of the applicable Capital Reserve Amount could cause us to require draws in future periods. A variety of factors could influence whether we could require a draw, including the following:

■	Deterioration of economic conditions, including increased levels of unemployment and declines in home prices or family incomes;

■
Adverse changes in interest rates, yield curves, implied volatility or market spreads, which could affect our financial assets and liabilities, including derivatives, and increase realized and unrealized losses recorded in earnings or AOCI;

■
The success of any transactions or other steps we may take intended to help reduce earnings variability and address some of the measurement differences between our GAAP financial results and the underlying economics of our business, including the adoption of hedge accounting;

■
Required reductions in the size of our mortgage-related investments portfolio, reductions of higher yielding assets, or other limitations on our investment activities that reduce our earnings capacity;

■	Restrictions on our single-family guarantee activities that could reduce our income from these activities;

■	Restrictions on the volume of multifamily business we may conduct or other limits on multifamily business activities that could reduce our income from these activities;

■	Adverse changes in our liquidity or funding costs or limitations on our access to public debt markets;

■	A failure of one or more of our major counterparties to meet their obligations to us;

■	The effects of our foreclosure prevention and loss mitigation efforts;

■
Changes in accounting policies, practices, or guidance (for example, FASB’s new accounting standards update related to the measurement of credit losses on financial instruments will increase (perhaps substantially) our provision for credit losses in the period of adoption);

■	The occurrence of a major natural or other disaster in areas in which our offices or significant portions of our total mortgage portfolio are located; or

■	Changes in business practices resulting from legislative and regulatory developments or direction from our Conservator.
Additional draws, which will increase the already substantial liquidation preference of our senior preferred stock and decrease the amount of Treasury's remaining commitment under the Purchase

FREDDIE MAC | 2017 Form 10-K	199

Risk Factors	Conservatorship and Related Matters

Agreement, may add to the uncertainty regarding our long-term financial sustainability.
FHFA as our Conservator controls our business activities. In addition, the terms of the Purchase Agreement and the senior preferred stock significantly limit our business activities. We may be required to take actions that reduce our profitability, are difficult to implement, or expose us to additional risk.
We are under the control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines our strategic direction. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities (e.g., the initiatives we are pursuing under the Conservatorship Scorecard). It may be difficult for us to devote sufficient resources and management attention to these multiple priorities. Some of the activities FHFA has required us to undertake are costly and difficult to implement, such as building the common securitization platform.
FHFA has required us to make changes to our business that have adversely affected our financial results. FHFA could require us to make additional changes at any time. For example, FHFA may require us to undertake activities that:

■	Reduce our profitability;

■	Expose us to additional credit, market, funding, operational and other risks; or

■	Provide additional support for the mortgage market that serves our public mission, but adversely affects our financial results.
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
The Purchase Agreement and the terms of the senior preferred stock also place significant restrictions on our ability to manage our business, including limiting:

■	The amount of indebtedness we may incur;

■	The size of our mortgage-related investments portfolio; and

■	Our ability to pay dividends, transfer certain assets, raise capital and pay down the liquidation preference of the senior preferred stock.
The Purchase Agreement prohibits us from taking a variety of actions without Treasury's consent. Treasury has the right to withhold its consent for any reason. The warrant held by Treasury, the restrictions on our business under the Purchase Agreement and the senior status and net worth sweep dividend provisions of the senior preferred stock could adversely affect our ability to attract capital from the private sector in the future, should we be in a position to do so.
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

FREDDIE MAC | 2017 Form 10-K	200

Risk Factors	Conservatorship and Related Matters

into receivership if Treasury were unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth. Treasury might not be able to provide the requested funding if, for example, the U.S. government were not fully operational because Congress had failed to approve funding or the government had reached its borrowing limit. For more information, see MD&A - Regulation and Supervision - Federal Housing Finance Agency - Receivership.
Being placed into receivership would terminate the conservatorship. The purpose of receivership is to liquidate our assets and resolve claims against us. The appointment of FHFA as our receiver would terminate all rights and claims that our stockholders and creditors might have against our assets or under our Charter as a result of their status as stockholders or creditors, other than possible payment upon our liquidation.
If our assets were liquidated, the liquidation proceeds might not be sufficient to pay the secured and unsecured claims against us (including claims on our guarantees), repay the liquidation preference on any series of our preferred stock, or make any distribution to our common stockholders. The GSE Act provides that, if we were placed into receivership, the receiver would hold the mortgages underlying our mortgage-related securities (and the payments thereon) for the benefit of the holders of those securities. However, payments on the mortgages underlying our mortgage-related securities might not be sufficient to make full payments of principal and interest on the securities. In that event, if we were unable to fulfill our guarantee, the holders of our mortgage-related securities would experience delays in receiving payments on the securities because the relevant systems are not designed to make partial payments.
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

FREDDIE MAC | 2017 Form 10-K	201

Risk Factors	Credit Risk

CREDIT RISK
We are subject to mortgage credit risk, including mortgage credit risk relating to off-balance sheet arrangements; credit costs related to this risk could adversely affect our financial results.
Mortgage credit risk is the risk that a borrower will fail to make timely payments on a loan we own or guarantee. This exposes us to the risk of credit losses and credit-related expenses, which could adversely affect our financial results. We are primarily exposed to mortgage credit risk with respect to the single-family and multifamily loans and securities reflected as assets on our consolidated balance sheets that we own or guarantee. We are also exposed to mortgage credit risk with respect to guaranteed securities and guarantee arrangements that are not reflected as assets on our consolidated balance sheets. This exposure primarily relates to K Certificates, SB Certificates and senior subordinate securitization structures. We also have off-balance sheet arrangements related to certain other securitization products and other mortgage-related guarantees.
We continue to have a number of loans in our single-family credit guarantee portfolio with certain characteristics, such as Alt-A loans, interest-only loans, option ARM loans, loans with original LTV ratios greater than 90% and loans to borrowers with credit scores less than 620 at the time of origination, that expose us to greater credit risk than other types of loans. See MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk - Monitoring Loan Performance and Characteristics of the Single-family Credit Guarantee Portfolio and Individual Sellers and Servicers.
Our efforts to increase access to single-family mortgage credit, including our expanded affordable housing program and our duty to serve underserved markets, expose us to increased mortgage credit risk.
Our credit risk transfer transactions may not be available to us in adverse economic conditions. These transactions also lower our profitability.
We are increasingly using credit risk transfer transactions to mitigate some of our potential credit losses. Our ability to transfer credit risk (and the cost to us of doing so) could change rapidly depending on market conditions. In particular, it is possible that there will not be sufficient investor demand for credit risk transfer transactions during a housing downturn. Some of our credit risk transfer transactions are new, and it is uncertain if there will be adequate demand for them over the long term. Some of these transactions use novel structures that have not yet been tested in adverse market conditions; it is possible that, under such conditions, they will provide less protection than we expect. These transactions may not prevent us from incurring substantial losses in adverse market conditions. These transactions have termination dates that are earlier than the maturities of the related loans, and losses on the loans occurring beyond the terms of the transactions are not covered. The costs associated with these transactions are significant and may increase. There could be a significant difference in time between when we recognize a credit loss in earnings and when we recognize the related recovery in earnings, and this lag could adversely affect our financial results in the earlier period. For more information regarding these transactions, see Note 4. Some of these transactions are complex, which may increase our exposure to operational risk.

FREDDIE MAC | 2017 Form 10-K	202

Risk Factors	Credit Risk

We face significant risks related to our delegated underwriting process for single-family loans, including risks related to data accuracy and mortgage fraud. Changes to the process could increase our risks.
We delegate to our sellers the underwriting for the single-family loans we purchase or securitize. Our contracts with sellers describe mortgage eligibility and underwriting standards, and the sellers represent and warrant to us that the loans they deliver to us meet these standards. We do not independently verify most of the information provided to us before we purchase or securitize a loan. This exposes us to the risk that one or more of the parties involved in a transaction (such as the borrower, seller, broker, appraiser, title agent, loan officer or lender) misrepresented the facts about the underlying property, borrower, or loan, or engaged in fraud.
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
In 2017, we enhanced our Loan Advisor Suite to offer limited representation and warranty relief for certain loans that satisfy new automated controls related to appraisal quality, collateral valuation, borrower assets and borrower income. In general, limited representation and warranty relief is offered when information provided by the lender is validated against independent data sources. Further enhancements to the Loan Advisor Suite are expected in 2018. These continued changes in practice may present operational and systems challenges. Once fully implemented, there is a risk that the enhanced tools and processes will not enable us to identify all breaches in a timely manner. For more information, see MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk - Maintaining Policies and Procedures for New Business Activity, Including Prudent Underwriting Standards.
Declines in national or regional home prices or other adverse changes in the housing market could negatively affect our business and financial results.
Our financial results and business volumes can be negatively affected by declines in home prices and other adverse changes in the housing market. This could:

■	Reduce our actual return or result in losses on new single-family guarantee business, as actual default rates could be higher than we expected when we issued the guarantee;

■	Cause us to hedge prepayment risk incorrectly;

■	Negatively affect loan pricing, which could cause us to change our disposition strategies for our single-family unsecuritized loans; or

■	Increase our losses on foreclosure alternatives, third-party sales and dispositions of REO properties.

FREDDIE MAC | 2017 Form 10-K	203

Risk Factors	Credit Risk

For more information regarding these risks, see MD&A - Risk Management - Credit Risk.
Our loan purchases and guarantee issuances are closely tied to the rate of growth in total outstanding U.S. residential mortgage loan debt, the size of the U.S. residential mortgage market and the amount of new mortgage loan originations. Total residential mortgage loan debt increased approximately 2.2% in the first nine months of 2017 (the most recent data available) and approximately 2.3% in 2016.
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
While the multifamily market has experienced strong rent growth and occupancy trends in the past several years, these trends are likely to moderate from their current pace. New supply of multifamily housing has been increasing in recent periods and could potentially outpace demand, which could result in excess supply and rising vacancy rates. Any softening of the multifamily market could cause delinquencies and credit losses relating to our multifamily activities to increase beyond our current expectations.
We are exposed to counterparty credit risk with respect to our business counterparties. Our financial results may be adversely affected if one or more of our counterparties fail to meet their contractual obligations to us.
We depend on our institutional counterparties to provide services that are critical to our business. We face the risk that one or more of our counterparties may fail to meet their contractual obligations to us. Our important counterparties include seller/servicers, mortgage and credit insurers and counterparties to derivatives and short-term lending and other funding transactions (i.e., cash and other investments transactions).
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
Credit risk related to seller/servicers
We are exposed to credit risk from the seller/servicers of our single-family loans, as described below.

■
A decline in servicing performance - A decline in a servicer’s performance, such as delayed foreclosures or missed opportunities for loan modifications, could significantly affect our ability to mitigate credit losses and could affect the overall credit performance of our single-family credit guarantee portfolio. A large volume of seriously delinquent loans and the complexity of the servicing

FREDDIE MAC | 2017 Form 10-K	204

Risk Factors	Credit Risk

function are significant factors contributing to the risk of a decline in performance by servicers. We could be adversely affected if our servicers lack appropriate controls, experience a failure in their controls, or experience a disruption in their ability to service loans, including as a result of legal or regulatory actions or ratings downgrades. We also are exposed to fraud by third parties in the loan servicing function, particularly with respect to short sales and other dispositions of non-performing assets.
We could attempt to mitigate our exposure to a poorly performing servicer by terminating its right to service our loans; however, we may not be able to find successor servicers who have the capacity to service the affected loans and who are also willing to assume the representations and warranties of the terminated servicer. In addition, terminating a large servicer may not be feasible because of the operational and capacity challenges related to transfers of large servicing portfolios. If we replace a servicer, we would likely incur costs and potential increases in servicing fees.

■
A failure by seller/servicers to fulfill their obligations to repurchase loans or indemnify us as a result of breaches of representations and warranties - While we may have the contractual right to require a seller or servicer to repurchase loans from us, it may be difficult, expensive and time-consuming to enforce such repurchase obligations. We could enter into settlements to resolve repurchase obligations; however, the amounts we receive under any such settlements may be less than the losses we ultimately incur on the underlying loans.

Under our revised representation and warranty framework, as directed by FHFA, we are required in some cases to utilize an alternative remedy, such as indemnification, in lieu of repurchase. The amount we recover under an alternative remedy may be less than the amount we could have recovered in a repurchase.

■
Increased exposure to non-depository and smaller financial institutions - Over the last several years, we have acquired a greater portion of our single-family business volume from non-depository and smaller financial institutions. In addition, a large and increasing volume of our single-family loans are serviced by non-depository financial institutions. These non-depository and smaller financial institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. As a result, we face increased risk that these counterparties could fail to perform their obligations to us. In particular, non-depository servicers rapidly grew their servicing portfolios in the last several years. This appears to have resulted in operational strains that have subjected some of these servicers to regulatory scrutiny. This rapid growth could expose us to increased risks if any operational strain adversely affects these servicers’ servicing performance or their financial strength. In addition, if these servicers reduce their servicing portfolios, there may be a constraint in overall servicing capacity.

Our seller/servicers also have a significant role in servicing loans in our multifamily mortgage portfolio. We are exposed to the risk that multifamily seller/servicers could come under financial pressure, which could potentially cause a decline in their servicing performance.
For more information, see MD&A - Risk Management - Credit Risk - Counterparty Credit Risk - Sellers and Servicers.

FREDDIE MAC | 2017 Form 10-K	205

Risk Factors	Credit Risk

Credit risk related to counterparties to derivatives, short-term lending and other transactions
We have significant exposure to institutions in the financial services industry relating to derivatives, funding, short-term lending, securities and other transactions (e.g., cash and other investments transactions). These transactions are critical to our business, including our ability to:

■	Manage interest rate risk and other risks related to our investments in mortgage-related assets;

■	Fund our business operations; and

■	Service our customers.
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
For more information, see MD&A - Risk Management - Credit Risk - Counterparty Credit Risk - Derivative Counterparties, Other Counterparties.
Credit risk related to mortgage and credit insurers
It is unlikely that we will receive full payment of our claims from several of the mortgage insurers of our single-family loans that we purchased prior to 2009, as these insurers are insolvent or are paying only a portion of our claims under our mortgage insurance policies. For more information, see Note 14.
If a mortgage insurer fails to meet its obligations to reimburse us for claims, our credit losses could increase. In addition, if a regulator determines that a mortgage insurer lacks sufficient capital to pay all claims when due, the regulator could take action that might affect the timing and amount of claim payments made to us. We face similar risks with respect to our counterparties on ACIS and Deep MI CRT transactions.
We cannot differentiate pricing based on the strength of a mortgage insurer or revoke a mortgage insurer's status as an eligible insurer without FHFA approval. In addition, we do not select the mortgage insurance provider on a specific loan because the selection is made by the lender at the time the loan is originated. As a result, we could acquire a concentration of risk to certain insurance providers. We continue to acquire new loans with mortgage insurance from mortgage insurers that have credit ratings below investment grade.
For more information, see MD&A - Risk Management - Credit Risk - Counterparty Credit Risk - Mortgage, Bond and Credit Insurers.

FREDDIE MAC | 2017 Form 10-K	206

Risk Factors	Credit Risk

Our loss mitigation activities may be costly and may adversely affect our financial results.
Our loss mitigation activities may not be successful. The costs we incur related to loan modifications and other loss mitigation activities have been, and could continue to be, significant. For example, we bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, as well as all applicable servicer incentive fees for our mortgage modifications. However, for certain CRT transactions we share the cost of modifications with the investors.
We could elect or be required to make changes to our loss mitigation activities that could make these activities more costly to us. For example, we could be required to use principal forgiveness on a broad basis to reduce payments for borrowers and to bear some or all of the costs of such reductions.
Loan modification initiatives, particularly any future focus on principal forgiveness on a broad basis, could have the potential to change borrower behavior and loan underwriting. Principal reductions may create an incentive for borrowers who are current on their loans to become delinquent to receive a principal reduction.
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
The type of loss mitigation activities we pursue could affect prepayments on our PCs and REMICs, which could affect the value of these securities or the earnings from mortgage-related assets in our Capital Markets segment-mortgage investments portfolio. In addition, loss mitigation activities may adversely affect our ability to securitize, resecuritize and sell the loans subject to those activities (e.g., investors may become unwilling to purchase securities backed by modified single-family loans).
The effect of refinance initiatives of the GSEs, such as HARP, on prepayment expectations is difficult to estimate, and we could experience declines in the fair values of certain agency security investments and lower net interest yields over time on other mortgage-related investments. The difficulty in estimating the effect of prepayments could also adversely affect our ability to hedge our mortgage-related investments.
We devote significant resources to our borrower assistance initiatives. The size and scope of these efforts may compete with other business opportunities or corporate initiatives.
For more information on our loss mitigation activities, see MD&A - Our Business Segments - Single-Family Guarantee - Loss Mitigation Activities and MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk - Engaging in Loss Mitigation Activities.

FREDDIE MAC | 2017 Form 10-K	207

Risk Factors	Credit Risk

We have been, and will continue to be, adversely affected by delays and deficiencies in the single-family foreclosure process.
The average length of time for foreclosure of a Freddie Mac loan has significantly increased since 2008, particularly in states that require a judicial foreclosure process, and may further increase. Delays in the foreclosure process could:

■	Cause our expenses to increase. For example, properties awaiting foreclosure could deteriorate until we acquire them, resulting in increased expenses to repair and maintain the properties; and

■	Adversely affect trends in home prices regionally or nationally, which could adversely affect our financial results.
We may experience further losses relating to our assets that could materially adversely affect our financial results, liquidity and net worth.
We may experience additional losses relating to our assets, including those that are currently AAA-rated, and the fair values of our assets may decline in the future. This could adversely affect our financial results, liquidity and net worth. We may decide to pursue certain mortgage-related investments portfolio strategies that could result in the immediate recognition of losses, such as paying a premium to repurchase debt or engaging in certain asset structuring activities that result in the write-off of premiums.
We are exposed to increased credit losses and credit related expenses in the event of a major natural disaster or other catastrophic event.
The occurrence of a major natural or environmental disaster or similar catastrophic event in an area where we own or guarantee mortgage loans or REO properties, especially in densely populated geographic areas, could increase our credit losses and credit related expenses. A natural disaster or catastrophic event that either damages or destroys residential or multifamily real estate underlying mortgage loans or REO properties we own or guarantee, or negatively affects the ability of the borrower to continue to make payments on mortgage loans we own or guarantee, could increase our serious delinquency rates and average loan loss severity in the affected areas. Such events could have a material adverse effect on our business and financial results. We may lack or not have adequate insurance coverage for some of these catastrophic events.

FREDDIE MAC | 2017 Form 10-K	208

Risk Factors	Market Risk

MARKET RISK
Changes in interest rates could negatively affect the fair value of financial assets and liabilities, our results of operations and our net worth.
Our investment and credit guarantee activities in single-family and multifamily mortgage assets expose us to market risk, including prepayment risk.
Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies of the federal government and its agencies. Federal Reserve policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. Interest rates also can fluctuate as a result of geopolitical events or changes in general economic conditions, including events or conditions that alter investor demand for Treasury or other fixed-income securities.
Changes in interest rates could adversely affect the cash flows and prepayment rates on assets that we own and related debt and derivatives. We incur costs in connection with our efforts to manage these risks, which may not be successful. In addition, changes in interest-rates could adversely affect the prepayment rate on the loans that we guarantee. For example:

■
When interest rates decrease, borrowers are more likely to prepay their loans by refinancing them at a lower rate. An increased likelihood of prepayment on the loans underlying our mortgage-related securities may adversely affect the value of these securities.

■	When interest rates increase:

●	Borrowers with higher risk adjustable-rate loans may have fewer opportunities to refinance into fixed-rate loans;

●
A borrower's payment on additional debt obligations (such as home equity lines of credit and second liens) that have adjustable payment terms may increase, which in turn increases the risk that the borrower may default on a loan we own or guarantee; and

●	Our credit losses from loans with adjustable payment terms may increase as borrower payments increase at their reset dates, which increases the borrower’s risk of default.
Our financial results can be significantly affected by changes in interest rates and changes in yield curves, as certain of our assets and liabilities are recorded at fair value. Our interest rate risk management activities are designed to reduce our economic exposure to changes in interest rates to a low level as measured by our models. However, the accounting treatment for those assets and liabilities, including derivatives, creates variability in our earnings when interest rates fluctuate as some assets and liabilities are measured at amortized cost and some are measured at fair value, while all derivatives are measured at fair value. This variability generally is not indicative of the underlying economics of our business.
During 2017, we began using hedge accounting for certain single-family mortgage loans and long-term debt, which is intended to partially reduce the interest-rate volatility in our GAAP earnings by eliminating a portion of the measurement differences between our GAAP financial results and the underlying economics of our business. Our single-family mortgage hedge accounting program is complex and unique in the industry. We may fail to properly implement this program and related changes to systems and processes. Our hedges may fail in any given future period, which could expose us to significant earnings variability in that period and increase the risk that we will need a draw from Treasury.

FREDDIE MAC | 2017 Form 10-K	209

Risk Factors	Market Risk

Changes in market spreads could materially affect our results of operations and net worth.
Changes in market conditions, including changes in interest rates, liquidity, prepayment and/or default expectations and the level of uncertainty in the market for a particular asset class, may cause fluctuations in market spreads (also referred to as OAS). Our financial results and net worth can be significantly affected by changes in market spreads, especially results driven by financial instruments that are measured at fair value. These instruments include trading securities, available-for-sale securities, loans held-for-sale and loans and debt with the fair value option elected.
A widening of the market spreads on a given asset is typically associated with a decline in the fair value of that asset, which may adversely affect our near-term financial results and net worth. While wider market spreads may create favorable investment opportunities, our ability to take advantage of any such opportunities is limited due to various restrictions on our mortgage-related investments portfolio activities. See MD&A - Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness.
A narrowing or tightening of the market spreads on a given asset is typically associated with an increase in the fair value of that asset. Narrowing market spreads may reduce the number of attractive investment opportunities in loans and mortgage-related securities and could increase the cost of our activities to support the liquidity and price performance of our PCs and other securities. Consequently, a tightening of the market spreads on our assets may adversely affect our future financial results and net worth.
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
Freddie Mac purchases and securitizes various types of ARMs and issues, invests in and hedges with various types of adjustable-rate financial instruments. Interest rates have been at historically low levels for a considerable period of time and, in certain countries have been negative. If the interest rate indices used to adjust our ARMs and other financial instruments (primarily LIBOR and Constant Maturity Treasury indices of various durations) were to become negative, our operational and interest-rate risk management processes could be adversely affected. If systems cannot process such rates appropriately, we may experience disruptions of our business operations, which could result in adverse effects on our relationships with customers, counterparties and investors, damage to our reputation and legal or regulatory actions. In addition, in the event the relevant index has a negative value, the terms of the adjustable-rate loans (originated prior to our October 2016 implementation of a new uniform ARM note) underlying certain of our outstanding ARM securities products may result in our having to pay a greater amount of interest to securities investors than we are entitled to receive on the underlying mortgages. See MD&A - Risk Management - Market Risk for a discussion of the implications of this issue for our measurement and management of interest-rate risk.

FREDDIE MAC | 2017 Form 10-K	210

Risk Factors	Operational Risks

OPERATIONAL RISKS
A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, damage our reputation and cause losses.
We face significant levels of operational risk due to a variety of factors, including the size and complexity of our business operations and the amount of change to our core systems required to keep pace with regulatory and other requirements and business initiatives, as well as the ever changing cybersecurity landscape and increasing digitization of our business.
Shortcomings or failures in our internal processes, people or systems, or those of third parties with which we interact, could lead to impairment of our liquidity, financial and economic loss, errors in our financial statements, disruption of our business (e.g., issuing mortgage and/or debt securities), incorrect payments to investors in our securities, liability to customers or investors, further legislative or regulatory intervention, or reputational damage. We have certain systems that require manual support and intervention, which may lead to heightened risk of system failures. Our business is highly dependent on our ability to process a large number of transactions on a daily basis and manage and analyze significant amounts of information, much of which is provided by third parties. The transactions we process are complex and are subject to various legal, accounting and regulatory standards. The types of transactions we process and the standards relating to those transactions can change rapidly in response to external events, such as the implementation of government-mandated programs and changes in market conditions. Our financial, accounting, data processing, or other operating systems and facilities may fail to operate properly or become disabled, adversely affecting our ability to process these transactions, including our ability to compile and process legally required information. Our systems may contain design flaws. The information provided by third parties may be incorrect, or we may fail to properly manage or analyze it. The inability of our systems to accommodate an increasing volume of transactions or new types of transactions or products could constrain our ability to pursue new business initiatives or improve existing business activities. Our connectivity with our customers, counterparties, service providers and other financial institutions continues to increase, which increases our risk exposure with respect to an operational failure of their infrastructure systems.
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
We also face significant risks related to the FHFA-directed development of the single (common) security with Fannie Mae and CSS and the development and operation of the common securitization platform. The transition to the common securitization platform, which began in November 2016, presents significant operational and technological challenges. In addition, we will increasingly rely on CSS and the common securitization platform (which is owned and operated by CSS) for the operation of our single-

FREDDIE MAC | 2017 Form 10-K	211

Risk Factors	Operational Risks

family securitization activities, particularly after Release 2 is implemented. We currently use the common securitization platform to perform certain data acceptance, issuance support and bond administration activities for us (i.e., Release 1). In December 2017, FHFA announced that the target implementation date for Release 2 remains the second quarter of 2019, noting that certain testing schedules have been extended. Our business activities could be adversely affected and the market for Freddie Mac securities could be disrupted if the common securitization platform were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us. Any measures we could take to mitigate these risks might not be sufficient to prevent our business from being harmed.
Our employees could act improperly for their own or third-party gain and cause unexpected losses or reputational damage. While we have processes and systems in place designed to prevent and detect fraud, there can be no assurance that such processes and systems will be successful.
Most of our key business activities are conducted in our offices in Virginia and represent a concentrated risk of people, technology and facilities. As a result, an infrastructure disruption in the area near our offices or affecting the power grid could significantly adversely affect our ability to conduct normal business operations. A terrorist event or natural disaster in the area near our offices or affecting the power grid could have a similar impact. Any measures we take to mitigate this risk may not be sufficient to respond to the full range of events that may occur or allow us to resume normal business operations in a timely manner.
Potential cybersecurity threats are changing rapidly and growing in sophistication. We may not be able to protect our systems or the confidentiality of our information from cyberattack and other unauthorized access, disclosure and disruption.
Our operations rely on the secure, accurate and timely receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with customers, counterparties, service providers and financial institutions.
Information risks for companies like ours have significantly increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state-sponsored actors. There have been several recent, highly publicized cases involving financial services companies, consumer-based companies and other organizations reporting the unauthorized disclosure of client, customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases where hackers have requested "ransom" payments in exchange for not disclosing customer information or for not making the targets' computer systems unavailable.
Like many companies and government entities, from time to time we have been, and likely will continue to be, the target of attempted cyberattacks, including malware and denial-of-service, as part of an effort to disrupt operations, potentially test cybersecurity capabilities, or obtain confidential, proprietary or other information. We could also be adversely affected by cyberattacks that target the infrastructure of the internet, as such attacks could cause widespread unavailability of websites and degrade website performance. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats, our role in the financial services industry, the outsourcing of some of our business operations and the current global economic and political environment.

FREDDIE MAC | 2017 Form 10-K	212

Risk Factors	Operational Risks

Because we are interconnected with and dependent on third-party vendors, exchanges, clearing houses , fiscal and paying agents and other financial institutions, we could be adversely affected if any of them is subject to a successful cyberattack or other information security event. Third parties with which we do business may also be sources of cybersecurity or other technology risks. We routinely transmit and receive personal, confidential and proprietary information by electronic means. This information could be subject to interception, misuse or mishandling.
Although we devote significant resources to protecting our critical assets and provide employee awareness training around phishing, malware and other cyber risks, there is no assurance that these measures will provide effective security. Our computer systems, software, end point devices and networks may be vulnerable to cyberattack, unauthorized access, supply chain disruptions, computer viruses or other malicious code, or other attempts to harm them or misuse or steal information. We routinely identify cyber threats as well as vulnerabilities in our systems and work to address them, but these efforts may be insufficient. Breaches of our security measures may result from employee error or misconduct. Outside parties may attempt to induce employees, customers, counterparties, service providers, financial institution or other users of our systems to disclose sensitive information in order to gain access to our systems and the information they contain. We may not be able to anticipate, detect or recognize threats to our systems and assets, or implement effective preventative measures against security breaches, especially because the techniques used change frequently or are not recognized until launched.
A cyberattack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyberattack would take time, during which we would not necessarily know the extent of the harm or how best to remediate it. In addition, announcing that a cyberattack has occurred could increase the risk of additional attacks. Although we have obtained insurance coverage relating to cybersecurity risks, this insurance may not be sufficient to provide adequate loss coverage. Although to date we have not experienced any cyberattacks resulting in significant impact to the company, there is no assurance that our cybersecurity risk management program will prevent cyberattacks from having significant impacts in the future.
The occurrence of one or more cyberattacks could result in thefts of important assets (such as cash or source code), or the unauthorized disclosure, misuse or corruption of confidential and other information (including information about our borrowers, our customers or our counterparties), or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses or reputational damage, adversely affect our relationships with our customers and counterparties, negatively affect our competitive position and otherwise harm our business. We could also face regulatory and other legal action. We might be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we might be subject to litigation and financial losses that are not fully insured. In addition, there can be no assurance that customers, counterparties, financial intermediaries and governmental organizations are adequately protecting the information that we share with them. As a result, a cyberattack on their systems and networks, or breach of their security measures, may result in harm to our business and business relationships.

FREDDIE MAC | 2017 Form 10-K	213

Risk Factors	Operational Risks

We rely on third parties for certain important functions. Any failures by those vendors and service providers (or other third parties that work for the vendors/service providers), could disrupt our business operations or expose us to loss of confidential information or intellectual property.
Our use of vendors and service providers increases our risk exposure to possible failures in their risk and control environments. We outsource certain key functions to external parties, including some that are critical to financial reporting (including our use of hedge accounting), valuations, our mortgage-related investment activity, loan underwriting, loan servicing and PC issuance and administration (i.e., CSS). We may enter into other key outsourcing relationships in the future. If one or more of these key external parties were not able to perform their functions for a period of time, perform them at an acceptable service level, or handle increased volumes, or if one of them experiences a disruption in its own business or technology from any cause, including a cybersecurity breach, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of vendors also exposes us to the risk of losing intellectual property or confidential information and to other harm, including to our reputation. Our ability to monitor the activities or performance of vendors may be constrained, which may make it difficult for us to assess and manage the risks associated with these relationships.
We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.
Models are inherently imperfect predictors of actual results. We use models to project significant factors in our businesses, including, but not limited to, interest rates, house prices and mortgage rates under a variety of scenarios. We also use models to project borrower prepayment, default behavior and loss severity over long periods of time. There is inherent uncertainty associated with model projections of economic variables and the downstream projections of prepayment and default behavior dependent on these variables.
Uncertainty and risks related to models may arise from a number of sources, including the following:

■
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

■	The data we use as inputs into our models, much of which we receive from third-party data providers, may be insufficient, inaccurate or incorrectly formatted.

■
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

■
We also use select third-party vendor models. While the use of such models may reduce our risk where no internal model is available, it exposes us to additional risk, as third parties typically do not provide us with proprietary information regarding their models. We have little control over the

FREDDIE MAC | 2017 Form 10-K	214

Risk Factors	Operational Risks

process by which vendor models are adjusted or changed. As a result, we may be unable to fully evaluate the risks associated with the use of such models.
We risk making poor business decisions in situations where we rely on models to provide key information. Our use of models could affect decisions concerning the purchase, sale and securitization of loans, the purchase and sale of securities, funding, the setting of guarantee fee prices and the management of interest-rate, market, or credit risk. Our use of models also affects our quality-control sampling strategies for loans in our single-family credit guarantee portfolio and potential settlements with our counterparties. Our adoption of hedge accounting increases our reliance on models for financial reporting. See MD&A - Risk Management - Market Risk and Critical Accounting Policies and Estimates for more information on our use of models.

FREDDIE MAC | 2017 Form 10-K	215

Risk Factors	Liquidity Risks

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
The amount, type and cost of our unsecured funding, including financing from other financial institutions and the capital markets, directly affects our interest expense and results of operations. A number of factors could make such financing more difficult to obtain, more expensive or unavailable on any terms, both domestically and internationally, including:

■	Market and other factors;

■	Changes in U.S. government support for us;

■	Reduced demand for our debt securities; and

■	Competition for debt funding from other debt issuers.
Market and Other Factors
Our ability to obtain funding in the public unsecured debt markets or by selling or pledging mortgage-related and other securities as collateral to other institutions could change rapidly or cease. The cost of available funding could increase significantly due to changes in market interest rates, market confidence, operational risks, regulatory requirements and other factors. We may incur higher funding costs due to our liquidity management practices and procedures. There can be no assurance that such practices and procedures would provide us with sufficient liquidity to meet our ongoing cash obligations under all circumstances. In particular, we believe that our liquidity contingency plans may be inadequate or difficult to execute during a liquidity crisis or period of significant market turmoil. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be significantly impaired or eliminated, as our alternative sources of liquidity (e.g., cash and other investments) may not be sufficient to meet our liquidity needs.
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
Prolonged wide market spreads on long-term debt could cause us to reduce our long-term debt issuances and further increase our reliance on short-term and callable debt issuances. This increased reliance could increase the risk that we may be unable to refinance our debt when it becomes due and result in a greater use of derivatives. This greater use of derivatives could increase the variability of our comprehensive income or increase our credit exposure to our counterparties.
Our mortgage-related investments portfolio has contracted significantly since we entered into conservatorship, but continues to contain assets that are less liquid than agency securities. Our ability to use these less liquid assets as a significant source of liquidity (for example, through sales or use as collateral in secured lending transactions) is limited.

FREDDIE MAC | 2017 Form 10-K	216

Risk Factors	Liquidity Risks

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
Changes in U.S. Government Support
Treasury supports us through the Purchase Agreement and Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority. Unlike certain of our competitors, we do not have access to the Federal Reserve's discount window or emergency credit facilities. Changes or perceived changes in the U.S. government’s support for us could have a severe negative effect on our access to the unsecured debt markets and our debt funding costs. Our access to the unsecured debt markets and the costs of our debt funding could be adversely affected by a number of factors relating to U.S. government support, including:

■	Uncertainty about the future of the GSEs;

■	Any concerns by debt investors that the risk of us being placed in receivership is increasing; and

■	Future draws that significantly reduce the amount of available funding remaining under the Purchase Agreement.
For more information, see MD&A - Liquidity and Capital Resources - Capital Resources.
Reduced Demand for Debt Securities
If investor demand for our debt securities were to decrease, our liquidity, business and results of operations could be materially adversely affected. The willingness of domestic and foreign investors to purchase and hold our debt securities can be influenced by many factors, including changes in the world economy, changes in foreign-currency exchange rates, regulatory and political factors, as well as the availability of and investor preferences for other investments. If investors were to reduce their purchases of our debt securities or divest their holdings, our funding costs could increase and our business activities could be curtailed.
The market for our debt securities may become less liquid as the size of our mortgage-related investments portfolio declines, as we will be issuing fewer debt securities. This could lead to a decrease in demand for our debt securities and an increase in our funding costs.
Competition for Debt Funding
We compete for debt funding with Fannie Mae, the FHLBs and other institutions. Competition for debt funding from these entities can vary with changes in economic, financial market and regulatory environments. Increased competition for debt funding may result in a higher cost to finance our business, which could negatively affect our financial results. See MD&A - Our Business Segments - Capital Markets for a description of our debt issuance programs. Our funding costs and liquidity contingency plans may also be affected by changes in the amount of, and demand for, debt issued by Treasury.

FREDDIE MAC | 2017 Form 10-K	217

Risk Factors	Liquidity Risks

Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business.
Our credit ratings are important to our liquidity. We currently receive ratings for our unsecured debt from three nationally recognized statistical rating organizations (S&P, Moody’s and Fitch). These ratings are primarily based on the support we receive from Treasury, and therefore are affected by changes in the credit ratings of the U.S. government. Any downgrade in the credit ratings of the U.S. government would be expected to be followed or accompanied by a downgrade in our credit ratings. In addition to a downgrade in the credit ratings of or outlook on the U.S. government, a number of other events could adversely affect our debt credit ratings, including actions by governmental entities, changes in government support for us, future GAAP losses and additional draws under the Purchase Agreement. Any such downgrades could lead to major disruptions in the mortgage and financial markets and to our business due to lower liquidity, higher borrowing costs, lower asset values and higher credit losses, and could cause us to experience net losses and net worth deficits. A downgrade in our credit ratings could require us to post additional collateral to certain of our derivative and other counterparties.
For more information, see MD&A - Liquidity and Capital Resources - Liquidity Profile - Credit Ratings.

FREDDIE MAC | 2017 Form 10-K	218

Risk Factors	Legal and Regulatory Risks

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
Our business may be directly adversely affected by future legislative and regulatory actions at the federal, state and local levels, including actions by FHFA as Conservator. Judicial actions at the federal, state, or local level could also adversely affect us. Legislative, regulatory or judicial actions could affect us in a number of ways, including by imposing significant additional legal, compliance and other costs on us, limiting our business activities and diverting management attention or other resources.
For example, our ability to recruit and retain executives and other employees with the necessary skills to conduct our business may be adversely affected by legislative or regulatory actions (e.g., significant restrictions on compensation). We could also be negatively affected by legislative, regulatory or judicial action that:

■	Changes the foreclosure process of any individual state;

■
Limits or otherwise adversely affects the rights of a holder of a first lien on a mortgage (such as through granting priority rights in foreclosure proceedings for homeowner associations or through initiatives that provide a lien priority in connection with loans to finance energy efficiency or similar improvements);

■	Expands the responsibilities of (and costs to) servicers for maintaining vacant properties prior to foreclosure; or

■	Prevents us from using the MERS System or disrupts foreclosures of loans registered in the MERS System.
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
Legislation or regulatory actions could indirectly adversely affect us to the extent they affect the activities of banks, savings institutions, insurance companies, derivative counterparties, clearinghouses, securities dealers and other regulated entities that constitute a significant portion of our customers or counterparties, or to the extent that they modify industry practices. Legislative or regulatory actions that remove incentives for these entities to purchase our securities or enter into derivatives or other transactions with us could have a material adverse effect on our business and financial results. For example, changes in business practices resulting from new laws and regulations could have a negative effect on the volume of loan originations or could modify or remove incentives for financial institutions to

FREDDIE MAC | 2017 Form 10-K	219

Risk Factors	Legal and Regulatory Risks

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
In January 2016, the Basel Committee on Banking Supervision issued revised standards for minimum capital requirements for market risk that are applicable to banking organizations. In addition, the Basel Committee has recently announced further revisions to the Basel III standards.
There is significant uncertainty as to when, and the extent to which, U.S. banking regulators will adopt any new standards, and the effect any such standards may have on us.
We may make certain changes to our business in an attempt to meet our housing goals and duty to serve requirements, which may cause us to forgo other more profitable opportunities.
We may make adjustments to our loan sourcing and purchase strategies in an effort to meet our housing goals and subgoals, including relaxing some of our underwriting standards and expanding the use of targeted initiatives to reach underserved populations. For example, we may purchase loans that offer lower expected returns on our investment and potentially increase our exposure to credit losses. Doing so could cause us to forgo other purchase opportunities that we would expect to be more profitable.
It is possible that we could also make changes to our business in the future in response to our duty to serve underserved markets that could adversely affect our profitability. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could potentially adversely affect our profitability. Due to our failure to meet two single-family housing goals for 2014 and 2015, we have been operating under an FHFA-required Housing Plan that addresses achievement of the missed goals through 2018. Even though we met our housing goals for 2016, we continue to operate under the Housing Plan. If we fail to comply with the plan, FHFA could take additional action against us.

FREDDIE MAC | 2017 Form 10-K	220

Risk Factors	Legal and Regulatory Risks

We are involved in legal proceedings that could result in the payment of substantial damages or otherwise harm our business.
We are a party to various claims and other legal proceedings. We also have been, and in the future may be, involved in governmental investigations and regulatory proceedings and IRS examinations. In addition, certain of our former officers are involved in legal proceedings for which they may be entitled to reimbursement by us for costs and expenses of the proceedings. We may be required to establish reserves and to make substantial payments in the event of adverse judgments or settlements of any such claims, proceedings, investigations or examinations. Any legal proceeding, governmental investigation, or IRS examination issue, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses. Furthermore, the costs (including settlement costs) related to these legal proceedings and governmental investigations and examinations may differ from our expectations and exceed any amounts for which we have reserved or require adjustments to such reserves. These various matters could divert management’s attention and other resources from the needs of the business. In addition, a number of lawsuits have been filed against the U.S. government relating to conservatorship and the Purchase Agreement that could adversely affect us. See Legal Proceedings and Note 16 for information about these various pending legal proceedings.

FREDDIE MAC | 2017 Form 10-K	221

Risk Factors	Other Risks

OTHER RISKS
Our investment activity is significantly limited under the Purchase Agreement and by FHFA, which will reduce our earnings from investment activities over time and result in greater reliance on our guarantee activities to generate revenue.
Declines in the size of our mortgage-related investments portfolio, as required by the Purchase Agreement and FHFA, will reduce our earnings over the long term. We are also subject to other limitations on our investment activity, including significant constraints on our ability to purchase or sell mortgage assets. These limitations will reduce the earnings capacity of our mortgage-related investments portfolio. We can provide no assurance that the cap on our mortgage-related investments portfolio will not, over time, force us to sell mortgage assets at unattractive prices or that our current strategies will not have an adverse impact on our business or financial results. For more information, see MD&A - Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness.
Due to the reduced earnings capacity of our mortgage-related investments portfolio, we are placing greater emphasis on our guarantee activities to generate revenue. However, our ability to generate revenue through guarantee activities may be limited for a number of reasons. We may be required to adopt business practices that help serve our public mission and other non-financial objectives, but that may negatively affect our future financial results. We must obtain FHFA’s approval to implement across-the-board increases in our guarantee fees, and there can be no assurance FHFA will approve any such increase requests in the future. Congress or FHFA may require us to set aside or otherwise pay monies to fund third party initiatives, such as the existing requirement under the GSE Act that we allocate amounts for certain housing funds. The combination of the restrictions on our business activities and our potential inability to generate sufficient revenue through our guarantee activities to offset the effects of those restrictions may have an adverse effect on our results of operations and financial condition.
The loss of business from a key customer or a decrease in the availability of mortgage insurance could result in a decline in our market share and revenues.
Our business depends on our ability to acquire a steady flow of loans. We purchase a significant percentage of our single-family loans from several large loan originators. Similarly, we acquire a significant portion of our multifamily loans from several large lenders. For more information, see Note 14.
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

FREDDIE MAC | 2017 Form 10-K	222

Risk Factors	Other Risks

Competition from banking and non-banking institutions (including Fannie Mae and FHA/VA with Ginnie Mae securitization) may harm our business. FHFA’s actions as Conservator of both companies could affect competition between us and Fannie Mae.
Competition in the secondary mortgage market may make it more difficult for us to purchase mortgage loans. Furthermore, competitive pricing pressures may make our products less attractive in the market and negatively affect our financial results. Increased competition from Fannie Mae, FHA/VA (with Ginnie Mae securitization), and new entrants may alter our product mix, lower our volumes and reduce our revenues on new business.
We also compete with other financial institutions that retain or securitize loans, such as commercial and investment banks, dealers, savings institutions and insurance companies. In recent years, FHFA took a number of actions designed to encourage these other financial institutions to increase their activities in the mortgage market (e.g., increasing our guarantee fees in 2012), and FHFA could take additional actions in the future. There is a risk that financial institutions may retain loans with better credit characteristics rather than sell them to us, or otherwise seek to structure financial transactions that result in our loan purchases having a higher proportion of loans with lower credit scores and higher LTV ratios. While we compensate ourselves for higher levels of credit risk through charging upfront fees, sellers' retention of loans with better credit characteristics could result in us having lower overall purchase volumes, revenues and returns (as a result of us having loans with a more adverse credit risk profile).
FHFA is also Conservator of Fannie Mae, our primary competitor. FHFA’s actions as Conservator of both companies could affect competition between us and Fannie Mae. It is possible that FHFA could require us and Fannie Mae to take a uniform approach that, because of differences in our respective businesses, could place Freddie Mac at a competitive disadvantage to Fannie Mae. FHFA also may prevent us from taking actions that could give us a competitive advantage.
We have faced increased competition in the multifamily market in recent years from life insurers, banks, CMBS conduits and other market participants as multifamily market fundamentals have improved. FHFA may take actions that could encourage further competition.
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
There may not be a liquid market for our PCs, which could adversely affect the price performance of

FREDDIE MAC | 2017 Form 10-K	223

Risk Factors	Other Risks

PCs and our single-family market share. A significant reduction in our market share, and thus in the volume of loans that we securitize, or a reduction in the trading volume of our PCs could further reduce the liquidity of our PCs. While we may employ various strategies to support the liquidity and price performance of our PCs, and may consider additional strategies, those strategies may fail or adversely affect our business. We may cease such activities at any time, or FHFA could require us to do so, which could adversely affect the liquidity and price performance of our PCs.
The liquidity-related price differences between our PCs and comparable Fannie Mae securities could be influenced by factors that are largely outside of our control. For example, the level of the Federal Reserve’s purchases and sales of agency mortgage-related securities, including the balance sheet normalization program announced in October 2017 to reduce the Federal Reserve's holdings of mortgage-related securities, could affect the demand for and values of our PCs. Therefore, any strategies we employ to reduce the liquidity-related price differences may not reduce or eliminate these price differences over the long term.
In certain circumstances, we compensate sellers for the difference in price between our PCs and comparable Fannie Mae securities by reducing our guarantee fees, which adversely affects the profitability of our single-family guarantee business. We also incur costs in connection with our efforts to support the liquidity and price performance of our PCs, including by engaging in transactions that yield less than our target rate of return. For more information, see MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Products and Activities and - Capital Markets Segment - Business Overview - Products and Activities.
In accordance with FHFA's 2014 Strategic Plan and the Conservatorship Scorecards, we are developing a single (common) security, which is designed to reduce the price performance disparities between the mortgage-related securities of Freddie Mac and Fannie Mae. This initiative is complex and costly, and requires us to align our business processes more closely with those of Fannie Mae. It is possible that we could experience a disruption in the liquidity of Freddie Mac securities during the period in which we transition to the single (common) security. We may be required by FHFA to modify our mortgage purchase offerings, servicing and securitization practices to more closely align with Fannie Mae to achieve market acceptance of the single (common) security. Further, there can be no assurance that a single (common) security will reduce the pricing disparities discussed above. Uncertainty concerning the timing of implementation of the single (common) security or the extent of the alignment between Freddie Mac's and Fannie Mae's mortgage purchase, servicing and securitization practices may affect the degree to which the single (common) security receives widespread market acceptance.
The single (common) security initiative will also cause us to have counterparty credit exposure to Fannie Mae. Once the initiative is implemented, investors will be able to commingle Freddie Mac and Fannie Mae securities in resecuritizations. When we resecuritize Fannie Mae securities, our guarantee of principal and interest would extend to the underlying Fannie Mae securities. In the event Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, Freddie Mac would be responsible for making the payment. We will not control or limit the amount of resecuritized Fannie Mae securities that we could be required to guarantee. We will be dependent on FHFA, Fannie Mae and Treasury (pursuant to Fannie Mae’s and our Purchase Agreements with Treasury) to avoid a liquidity event or default. We are not planning to modify our liquidity strategies to address the possibility of non-timely payment by Fannie Mae.

FREDDIE MAC | 2017 Form 10-K	224

Risk Factors	Other Risks

The profitability of our Multifamily business could be adversely affected by a significant decrease in demand for our K Certificates and SB Certificates.
Our current Multifamily business model is highly dependent on our ability to finance purchased multifamily loans through securitization into K Certificates and SB Certificates. A significant decrease in demand for K Certificates and SB Certificates could have an adverse impact on the profitability of the Multifamily business to the extent that our holding period for the loans increases and we are exposed to credit, spread and other market risks for a longer period of time or receive reduced proceeds from securitization. We employ various strategies to support the liquidity of our K Certificates and SB Certificates, and may consider additional strategies. From time to time, we purchase and sell guaranteed K Certificates and SB Certificates and related unguaranteed securities associated with K Certificates and SB Certificates as well as our other securitization products through our mortgage-related investments portfolio.
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
The intention of the United Kingdom’s Financial Conduct Authority (FCA) to cease sustaining LIBOR after 2021 could negatively affect the fair value of our financial assets and liabilities, results of operations and net worth.
In July 2017, the Chief Executive of the United Kingdom’s Financial Conduct Authority (FCA) announced the FCA’s intention to cease sustaining LIBOR after 2021. The Federal Reserve Board convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC identified such a rate in June 2017, and in August 2017, the Federal Reserve Board requested public comment on a proposal to begin publishing that and two other alternative rates beginning in 2018.
We are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition may be on our business, results of operations and financial condition.

FREDDIE MAC | 2017 Form 10-K	225

Legal Proceedings

Legal Proceedings
We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See Note 16 for more information regarding our involvement as a party to various legal proceedings. We discuss below certain litigation against the U.S. government concerning conservatorship and the Purchase Agreement.
Over the last several years, numerous lawsuits have been filed against the U.S. government and, in some cases, the Secretary of the Treasury and the Director of FHFA. These lawsuits challenge certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. Several of the lawsuits seek to invalidate the net worth sweep dividend provisions of the senior preferred stock, which were implemented pursuant to the August 2012 amendment to the Purchase Agreement. A number of cases have been dismissed. Cases are currently pending in the U.S. Court of Federal Claims, the U.S. District Court for the Western District of Michigan and the U.S. District Court for the District of Minnesota. In addition, plaintiffs are appealing a March 2017 order by the U.S. District Court for the Northern District of Iowa to dismiss the case in that Court, and plaintiffs are appealing a May 2017 order by the U.S. District Court for the Southern District of Texas to dismiss the case in that Court. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court to appeal the June 2017 affirmance by the U.S. Court of Appeals for the Fifth Circuit of the March 2017 order by the U.S. District Court for the Western District of Texas to dismiss the Case in that Court. Plaintiffs also appealed a September 2016 order by the U.S. District Court for the Eastern District of Kentucky to dismiss the case in that Court. On November 22, 2017, the U.S. Court of Appeals for the Sixth Circuit affirmed the dismissal. It is possible that additional similar lawsuits will be filed in the future.
Freddie Mac is not a party to any of these lawsuits. However, a number of other lawsuits have been filed against Freddie Mac concerning the August 2012 amendment to the Purchase Agreement. See Note 16 for information on the lawsuits filed against Freddie Mac. Pershing Square Capital Management, L.P. (Pershing) is a plaintiff in one of the lawsuits filed against Freddie Mac. Pershing has filed reports with the SEC, most recently in March 2014, indicating that it beneficially owned more than 5% of our common stock. We do not know Pershing's current beneficial ownership of our common stock. For more information, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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

FREDDIE MAC | 2017 Form 10-K	226

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION
Our common stock, par value $0.00 per share, trades on the OTCQB Marketplace, operated by the OTC Markets Group Inc., under the ticker symbol "FMCC." As of February 1, 2018, there were 650,054,731 shares of our common stock outstanding.
The table below sets forth the high and low bid information for our common stock on the OTCQB Marketplace for the indicated periods and reflects inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

2017 Quarter Ended	High	Low
December 31	$3.24	$2.50
September 30	2.98	2.13
June 30	2.94	2.10
March 31	4.27	2.30
2016 Quarter Ended	High	Low
December 31	$4.84	$1.52
September 30	1.90	1.46
June 30	2.20	1.21
March 31	1.75	0.97
Holders
As of February 1, 2018, we had 1,659 common stockholders of record.
Dividends and Dividend Restrictions
We did not pay any cash dividends on our common stock during 2017 or 2016. Our payment of dividends is subject to the following restrictions:
■ Restrictions Relating to the Conservatorship - The Conservator has prohibited us from paying any dividends on our common stock or on any series of our preferred stock (other than the senior preferred stock). FHFA has instructed our Board of Directors that it should consult with and obtain the approval of FHFA before taking actions involving dividends. In addition, FHFA has adopted a regulation prohibiting us from making capital distributions during conservatorship, except as authorized by the Director of FHFA.

FREDDIE MAC | 2017 Form 10-K	227

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

■ Restrictions Under the Purchase Agreement - The Purchase Agreement prohibits us and any of our subsidiaries from declaring or paying any dividends on Freddie Mac equity securities (other than with respect to the senior preferred stock or warrant) without the prior written consent of Treasury.
■ Restrictions Under the GSE Act - Under the GSE Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet applicable capital requirements. However, our capital requirements have been suspended during conservatorship.
■ Restrictions Under our Charter - Without regard to our capital classification, we must obtain prior written approval of FHFA to make any capital distribution that would decrease total capital to an amount less than the risk-based capital level or that would decrease core capital to an amount less than the minimum capital level. As noted above, our capital requirements have been suspended during conservatorship.
■ Restrictions Relating to Subordinated Debt - During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt provides for the deferral of the payment of interest for up to five years if either our core capital is below 125% of our critical capital requirement or our core capital is below our statutory minimum capital requirement, and the Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 306(c) of our Charter to purchase our debt obligations. FHFA has directed us to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable.
■ Restrictions Relating to Preferred Stock - Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares, respectively, outstanding as of December 31, 2017. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock. We paid dividends on the senior preferred stock during 2017 at the direction of the Conservator, as discussed in MD&A - Liquidity and Capital Resources and Note 11. We did not declare or pay dividends on any other series of preferred stock outstanding in 2017.
Recent Sales of Unregistered Securities
The securities we issue are "exempted securities" under the Securities Act of 1933. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under these plans to employees and members of our Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. No stock options were exercised during the three months ended December 31, 2017. See Note 11 for more information.

FREDDIE MAC | 2017 Form 10-K	228

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our common or preferred stock during 2017. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the certificate of designation of the senior preferred stock.
TRANSFER AGENT AND REGISTRAR
Computershare Trust Company, N.A.
P.O. Box 505000
Louisville, KY 40233-5000
Telephone: 877-373-6374
https://www-us.computershare.com/investor

FREDDIE MAC | 2017 Form 10-K	229

Financial Statements

Financial Statements and Supplementary Data

FREDDIE MAC | 2017 Form 10-K	230

Financial Statements	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Freddie Mac
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Freddie Mac, a stockholder-owned government sponsored enterprise, and its subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting related to disclosure controls and procedures that do not provide adequate mechanisms for information known to the Federal Housing Finance Agency ("FHFA") that may have financial statement disclosure ramifications to be communicated to management of Freddie Mac existed as of that date.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

FREDDIE MAC | 2017 Form 10-K	231

Financial Statements	Report of Independent Registered Public Accounting Firm

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Emphasis of Matter - Conservatorship
As discussed in Note 2: Conservatorship and Related Matters, in September 2008, the Company was placed into conservatorship by FHFA. The U.S. Department of the Treasury (“Treasury”) has committed financial support to the Company and management continues to conduct business operations pursuant to the delegated authorities from FHFA during conservatorship. The Company is dependent upon the continued support of Treasury and FHFA.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 15, 2018
We have served as the Company’s auditor since 2002.

FREDDIE MAC | 2017 Form 10-K	232

Financial Statements	Consolidated Statements of Comprehensive Income

FREDDIE MAC
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions, except share-related amounts)	2017	2016	2015
Interest income
Mortgage loans	$63,735	$61,040	$62,226
Investments in securities	3,415	3,855	4,794
Other	657	270	70
Total interest income	67,807	65,165	67,090
Interest expense	(53,643)	(50,786)	(52,144)
Net interest income	14,164	14,379	14,946
Benefit (provision) for credit losses	84	803	2,665
Net interest income after benefit (provision) for credit losses	14,248	15,182	17,611
Non-interest income (loss)
Gains (losses) on extinguishment of debt	341	(211)	(240)
Derivative gains (losses)	(1,988)	(274)	(2,696)
Net impairment of available-for-sale securities recognized in earnings	(18)	(191)	(292)
Other gains (losses) on investment securities recognized in earnings	1,054	(78)	508
Other income (loss)	7,480	1,254	(879)
Non-interest income (loss)	6,869	500	(3,599)
Non-interest expense
Salaries and employee benefits	(1,098)	(989)	(975)
Professional services	(452)	(489)	(497)
Other administrative expense	(556)	(527)	(455)
Total administrative expense	(2,106)	(2,005)	(1,927)
Real estate owned operations expense	(189)	(287)	(338)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(1,340)	(1,152)	(967)
Other expense	(648)	(599)	(1,506)
Non-interest expense	(4,283)	(4,043)	(4,738)
Income before income tax expense	16,834	11,639	9,274
Income tax expense	(11,209)	(3,824)	(2,898)
Net income	5,625	7,815	6,376
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(253)	(825)	(806)
Changes in unrealized gains (losses) related to cash flow hedge relationships	124	141	182
Changes in defined benefit plans	62	(13)	47
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(67)	(697)	(577)
Comprehensive income	$5,558	$7,118	$5,799
Net income	$5,625	$7,815	$6,376
Undistributed net worth sweep and senior preferred stock dividends	(8,869)	(7,718)	(6,399)
Net income (loss) attributable to common stockholders	($3,244)	$97	($23)
Net income (loss) per common share — basic and diluted	($1.00)	$0.03	($0.01)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,235
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2017 Form 10-K	233

Financial Statements	Consolidated Balance Sheets

FREDDIE MAC
Consolidated Balance Sheets

	As of December 31,
(In millions, except share-related amounts)	2017	2016
Assets
Cash and cash equivalents (Notes 3, 14)	$6,848	$12,369
Restricted cash and cash equivalents (Notes 3, 14)	2,963	9,851
Securities purchased under agreements to resell (Notes 3, 10)	55,903	51,548
Investments in securities, at fair value (Note 7)	84,318	111,547
Mortgage loans held-for-sale (Notes 3, 4) (includes $20,054 and $16,255 at fair value)	34,763	18,088
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $8,966 and $13,431)	1,836,454	1,784,915
Accrued interest receivable (Note 3)	6,355	6,135
Derivative assets, net (Notes 9, 10)	375	747
Deferred tax assets, net (Note 12)	8,107	15,818
Other assets (Notes 3, 18) (includes $3,353 and $2,408 at fair value)	13,690	12,358
Total assets	$2,049,776	$2,023,376
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,221	$6,015
Debt, net (Notes 3, 8) (includes $5,799 and $6,010 at fair value)	2,034,630	2,002,004
Derivative liabilities, net (Notes 9, 10)	269	795
Other liabilities (Notes 3, 18)	8,968	9,487
Total liabilities	2,050,088	2,018,301
Commitments and contingencies (Notes 5, 9 and 16)
Equity (Note 11)
Senior preferred stock (redemption value of $75,336 and $72,336)	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,054,731 shares and 650,046,828 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(83,261)	(77,941)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $593 and $782, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	662	915
Cash flow hedge relationships	(356)	(480)
Defined benefit plans	83	21
Total AOCI, net of taxes	389	456
Treasury stock, at cost, 75,809,155 shares and 75,817,058 shares	(3,885)	(3,885)
Total equity (See Note 11 for information on our dividend obligation to Treasury)	(312)	5,075
Total liabilities and equity	$2,049,776	$2,023,376
The table below represents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

	As of December 31,
(In millions)	2017	2016
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-sale	$—	$—
Mortgage loans held-for-investment	1,774,286	1,690,218
All other assets	25,753	32,262
Total assets of consolidated VIEs	$1,800,039	$1,722,480
Liabilities: (Note 3)
Debt, net	$1,720,996	$1,648,683
All other liabilities	5,030	4,846
Total liabilities of consolidated VIEs	$1,726,026	$1,653,529
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2017 Form 10-K	234

Financial Statements	Consolidated Statements of Equity

FREDDIE MAC
Consolidated Statements of Equity

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2014	1	464	650	$72,336	$14,109	$—	$—	($81,639)	$1,730	($3,885)	$2,651
Comprehensive income:
Net income	—	—	—	—	—	—	—	6,376	—	—	6,376
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	(577)	—	(577)
Comprehensive income	—	—	—	—	—	—	—	6,376	(577)	—	5,799
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(5,510)	—	—	(5,510)
Ending balance at December 31, 2015	1	464	650	$72,336	$14,109	$—	$—	($80,773)	$1,153	($3,885)	$2,940
Balance at December 31, 2015	1	464	650	$72,336	$14,109	$—	$—	($80,773)	$1,153	($3,885)	$2,940
Comprehensive income:
Net income	—	—	—	—	—	—	—	7,815	—	—	7,815
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	(697)	—	(697)
Comprehensive income	—	—	—	—	—	—	—	7,815	(697)	—	7,118
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(4,983)	—	—	(4,983)
Ending balance at December 31, 2016	1	464	650	$72,336	$14,109	$—	$—	($77,941)	$456	($3,885)	$5,075
Balance at December 31, 2016	1	464	650	$72,336	$14,109	$—	$—	($77,941)	$456	($3,885)	$5,075
Comprehensive income:
Net income	—	—	—	—	—	—	—	5,625	—	—	5,625
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	(67)	—	(67)
Comprehensive income	—	—	—	—	—	—	—	5,625	(67)	—	5,558
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(10,945)	—	—	(10,945)
Ending balance at December 31, 2017	1	464	650	$72,336	$14,109	$—	$—	($83,261)	$389	($3,885)	($312)
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2017 Form 10-K	235

Financial Statements	Consolidated Statements of Cash Flows

FREDDIE MAC
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2017	2016	2015
Cash flows from operating activities
Net income	$5,625	$7,815	$6,376
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Derivative (gains) losses	370	(1,516)	456
Asset related amortization — premiums, discounts, and basis adjustments	6,038	7,089	5,321
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(8,653)	(10,151)	(8,295)
Losses (gains) on extinguishment of debt	(341)	211	240
(Benefit) provision for credit losses	(84)	(803)	(2,665)
Losses (gains) on investment activity	(3,403)	69	1,878
Deferred income tax expense (benefit)	7,773	2,787	1,655
Purchases of mortgage loans acquired as held-for-sale	(64,827)	(48,379)	(41,728)
Sales of mortgage loans acquired as held-for-sale	61,744	49,350	36,034
Repayments of mortgage loans acquired as held-for-sale	306	1,259	150
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(377)	(585)	(867)
Change in:
Accrued interest receivable	(220)	(61)	(40)
Accrued interest payable	273	(52)	(43)
Income taxes receivable	1,912	(1,230)	1,022
Other, net	(674)	(944)	(428)
Net cash provided by (used in) operating activities	5,462	4,859	(934)
Cash flows from investing activities
Purchases of trading securities	(160,333)	(104,045)	(40,614)
Proceeds from sales of trading securities	150,448	79,095	14,847
Proceeds from maturities and repayments of trading securities	8,570	22,244	16,377
Purchases of available-for-sale securities	(10,549)	(28,306)	(6,818)
Proceeds from sales of available-for-sale securities	23,034	20,699	18,900
Proceeds from maturities and repayments of available-for-sale securities	11,758	15,869	20,807
Purchases of held-for-investment mortgage loans	(126,162)	(169,948)	(122,082)
Proceeds from sales of mortgage loans held-for-investment	8,883	4,507	2,727
Repayments of mortgage loans held-for-investment	277,819	340,348	302,364
(Increase) decrease in restricted cash	6,888	4,682	(5,998)
Advances to lenders	(35,452)	(30,730)	(12,527)
Net proceeds from dispositions of real estate owned and other recoveries	1,861	2,519	3,650
Net (increase) decrease in securities purchased under agreements to resell	(4,355)	12,096	(11,741)
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	(538)	555	(749)
Changes in other assets	(428)	(357)	(197)
Net cash provided by investing activities	151,444	169,228	178,946
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	191,638	254,236	174,561
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(303,142)	(355,020)	(316,306)
Proceeds from issuance of other debt	613,280	659,108	610,091
Repayments of other debt	(653,255)	(720,648)	(646,176)
Payment of cash dividends on senior preferred stock	(10,945)	(4,983)	(5,510)
Changes in other liabilities	(3)	(6)	(5)
Net cash used in financing activities	(162,427)	(167,313)	(183,345)
Net increase (decrease) in cash and cash equivalents	(5,521)	6,774	(5,333)
Cash and cash equivalents at beginning of year	12,369	5,595	10,928
Cash and cash equivalents at end of year	$6,848	$12,369	$5,595

Supplemental cash flow information
Cash paid for:
Debt interest	$63,574	$60,862	$61,120
Income taxes	1,872	2,324	1,095
Non-cash investing and financing activities (Notes 4 and 7)
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2017 Form 10-K	236

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

Notes to Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2. Throughout our consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary.
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
We evaluate the materiality of identified errors in the financial statements using both an income statement, or "rollover," and a balance sheet, or "iron curtain," approach, based on relevant quantitative and qualitative factors. Net income includes certain adjustments to correct immaterial errors related to previously reported periods.
Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses and gains and losses during the reporting period. Management has made significant estimates in preparing the financial statements for establishing the allowance for loan losses and reserve for guarantee losses, valuing financial instruments and other assets and liabilities and assessing impairments on investments. Actual results could be different from these estimates.

FREDDIE MAC | 2017 Form 10-K	237

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

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
■ Servicing actions that indicate the potential for near-term loss mitigation, such as whether we have achieved quality borrower contact;
■ Credit risk factors, such as whether the loan is in a state with foreclosure practices that prevent timely resolution of delinquencies; and
■ Loan characteristics that indicate whether repayment is likely to occur, such as the borrower's payment history, loan status and historical performance of loans with similar characteristics.
Upon adoption, we changed the timing of when we deem certain single-family loans to be uncollectible, and we began to charge-off the amount of recorded investment in excess of the fair value of the underlying collateral for loans that have been deemed uncollectible prior to foreclosure, based on the factors identified above.
This adoption resulted in a reduction to both the recorded investment of loans, held-for-investment and our allowance for loan losses of $1.9 billion on January 1, 2015. However, these additional charge-offs did not have a material impact on our comprehensive income for 2015, as we had already reserved for these losses in our allowance for loan losses in prior periods.
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
Cash and Cash Equivalents

Highly liquid investment securities that have an original maturity of three months or less are accounted for as cash equivalents.

FREDDIE MAC | 2017 Form 10-K	238

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

Restricted Cash and Cash Equivalents

Cash collateral accepted from counterparties that we do not have the right to use for general corporate purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes cash remittances received from servicers of the underlying assets of our consolidated trusts which are deposited into a separate custodial account. We invest the cash held in the custodial account in short-term investments and are entitled to the interest income earned on these short-term investments, which is recorded as interest income, other on our consolidated statements of comprehensive income.
Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders. We define comprehensive income as consisting of net income (loss) plus after-tax changes in:
■ The unrealized gains and losses on available-for-sale securities;
■ The effective portion of derivatives accounted for as cash flow hedge relationships; and
■ Defined benefit plans.
Other Significant Accounting Policies

The table below identifies our other significant accounting policies and the related note in which information about them can be found.

Note	Accounting Policy
Note 3	Variable Interest Entities
Note 4	Mortgage Loans and Allowance for Loan Losses
Note 5	Financial Guarantees
Note 6	Credit Enhancements
Note 7	Investments in Securities
Note 8	Debt
Note 9	Derivatives
Note 10	Collateralized Agreements and Offsetting Arrangements
Note 10	Repurchase and Resale Agreements and Dollar Roll Transactions
Note 11	Earnings Per Share
Note 11	Stockholders’ Equity
Note 12	Income Taxes
Note 13	Segment Reporting
Note 15	Fair Value Measurements

FREDDIE MAC | 2017 Form 10-K	239

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
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
ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control
The Board issued this Update to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.
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
October 1, 2017
The adoption of the amendments did not affect the application of hedge accounting for our existing hedge strategies; however, we modified the presentation of hedge results on our consolidated statements of comprehensive income and in the financial statement notes upon adoption.

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
January 1, 2018
The adoption of the guidance in Topic 606 will be applied retrospectively. The adoption of the amendments will not have a material effect on our consolidated financial statements or on our disclosures.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)	The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.	January 1, 2018	The adoption of the amendments will not have a material effect on our consolidated financial statements.
ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)	The amendments in this Update do not change the core principle of the guidance in Topic 606. The amendments clarify the implementation guidance on principal versus agent considerations.	January 1, 2018
The adoption of the guidance in Topic 606 will be applied retrospectively. The adoption of the amendments will not have a material effect on our consolidated financial statements or on our disclosures.

FREDDIE MAC | 2017 Form 10-K	240

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2016-10, Revenue from Contracts with Customers (Topic 606)
The amendments in this Update do not change the core principle of the guidance in Topic 606, but clarify two issues: i) identifying performance obligations; and ii) licensing. These clarifications are intended to reduce diversity in practice and to reduce the cost and complexity of Topic 606 at transition and on an ongoing basis.
January 1, 2018
The adoption of the guidance in Topic 606 will be applied retrospectively. The adoption of the amendments will not have a material effect on our consolidated financial statements or on our disclosures.

ASU 2016-12, Revenue from Contracts with Customers (Topic 606)	The amendments in this Update do not change the core principle of the guidance in Topic 606, but affect aspects of the guidance and technical corrections.	January 1, 2018
The adoption of the guidance in Topic 606 will be applied retrospectively. The adoption of the amendments will not have a material effect on our consolidated financial statements or on our disclosures.

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
January 1, 2018
Upon adoption, the portion of the cash payment attributable to the accreted interest related to zero-coupon debt will be presented in the operating activities section, a classification change from the financing activities section where this item is currently presented. As a result, we estimate that we will reclassify approximately $1.2 billion and $0.5 billion of cash payments from financing activities to operating activities on our consolidated statements of cash flows for the years ended December 31, 2017 and 2016, respectively, upon adoption.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
The amendments in this Update address the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. Specifically, this amendment dictates that the statement of cash flows should explain the change in the period of the total of cash, cash equivalents and restricted cash balances.
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
January 1, 2018
The adoption of the guidance in Topic 606 will be applied retrospectively. The adoption of the amendments will not have a material effect on our consolidated financial statements or on our disclosures.

ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.	1Q 2018	The adoption of the amendments will not have a material effect on our consolidated financial statements.

FREDDIE MAC | 2017 Form 10-K	241

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2016-02, Leases (Topic 842)	The amendment addresses the accounting for lease arrangements.	January 1, 2019	We do not expect that the adoption of this amendment will have a material effect on our consolidated financial statements.
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

FREDDIE MAC | 2017 Form 10-K	242

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

NOTE 2
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
We are subject to certain constraints on our business activities under the Purchase Agreement. However, the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent.
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
In May 2014, FHFA issued its 2014 Strategic Plan, which updated FHFA's vision for implementing its obligations as Conservator of Freddie Mac and Fannie Mae and established three reformulated strategic goals. FHFA also has issued annual Conservatorship Scorecards each year between 2014 and 2018. The annual Conservatorship Scorecards establish objectives and performance targets and measures for Freddie Mac and Fannie Mae (the "Enterprises") related to the strategic goals set forth in the Strategic Plan.
The 2014 Strategic Plan established three reformulated strategic goals for the conservatorships of Freddie Mac and Fannie Mae:

■
Maintain, in a safe and sound manner, foreclosure prevention activities and credit availability for new and refinanced loans to foster liquid, efficient, competitive and resilient national housing finance markets;

FREDDIE MAC | 2017 Form 10-K	243

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

■	Reduce taxpayer risk through increasing the role of private capital in the mortgage market; and

■	Build a new single-family securitization infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future.
As part of the first goal, the 2014 Strategic Plan describes various steps related to increasing access to mortgage credit for credit-worthy borrowers. The 2014 Strategic Plan provides for the Enterprises to continue to play an ongoing role in supporting multifamily housing needs, particularly for low-income households. The plan states that FHFA will continue to impose a production cap on Freddie Mac’s and Fannie Mae’s multifamily businesses. However, in 2015, FHFA allowed loans in certain affordable and underserved market segments to be excluded from the production cap. This allowance was maintained in the 2016, 2017 and 2018 Conservatorship Scorecards with slight modification.
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
As a result of the net worth sweep dividend provisions of the senior preferred stock, we cannot retain capital from the earnings generated by our business operations in excess of the applicable Capital Reserve Amount under the Purchase Agreement (which is $3.0 billion as of January 1, 2018 but will be reduced to zero if for any reason we do not pay the full dividend requirement in a future period) or return capital to stockholders other than Treasury, the holder of our senior preferred stock. Our future is uncertain, and the conservatorship has no specified termination date. We do not know what changes may occur to our business model during or following conservatorship, including whether we will continue to exist. We are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near term. Our future structure and role will be determined by the Administration and Congress, and it is possible and perhaps likely that there will be significant changes beyond the near term. We have no ability to predict the outcome of these deliberations.
Purchase Agreement and Warrant

Overview
On September 7, 2008, we, through FHFA, in its capacity as Conservator, entered into the Purchase Agreement with Treasury. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, August 17, 2012, and December 21, 2017. The amount of available funding remaining under the Purchase Agreement was

FREDDIE MAC | 2017 Form 10-K	244

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

$140.5 billion as of December 31, 2017 and will be reduced to $140.2 billion once the draw request related to our net worth deficit as of December 31, 2017 is funded. This amount will be further reduced by any future draws.
The Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us after any quarter in which we have a negative net worth (that is, our total liabilities exceed our total assets, as reflected on our consolidated balance sheet). In addition, the Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us if the Conservator determines, at any time, that it will be mandated by law to appoint a receiver for us unless we receive these funds from Treasury. In exchange for Treasury's funding commitment, we issued to Treasury, as an aggregate initial commitment fee, one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock, and a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the warrant. We received no cash proceeds or other consideration from Treasury for issuing the senior preferred stock or the warrant.
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
Under the August 2012 amendment to the Purchase Agreement and the December 2017 Letter Agreement, for each quarter from January 1, 2013 and thereafter, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury's commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. The applicable Capital Reserve Amount was $0.6 billion for 2017 and, pursuant to the Letter Agreement, will be $3.0 billion for 2018 and thereafter rather than zero as previously provided. If for any reason we do not pay the net worth sweep dividend in full for any period, the applicable Capital Reserve Amount will thereafter be zero. The amounts payable for dividends on the senior preferred stock could be substantial and will have an adverse impact on our financial position and net worth. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock.
In addition to the issuance of the senior preferred stock and warrant, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury. Under the Purchase Agreement, the fee is to be determined in an amount mutually agreed to by us and Treasury with reference to the market value of Treasury's funding commitment as then in effect. However, pursuant to the August 2012 amendment to the Purchase Agreement, for each quarter commencing January 1, 2013, and for as long as the net worth sweep dividend provisions remain in form and content substantially the same, no periodic commitment fee under the Purchase Agreement will be set, accrue or be payable.

FREDDIE MAC | 2017 Form 10-K	245

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited, and we will not be able to do so for the foreseeable future, if at all. On December 31, 2017, the aggregate liquidation preference of the senior preferred stock increased by $3.0 billion, or the amount of dividends we would have paid but for the Letter Agreement, to $75.3 billion. The liquidation preference will increase to $75.6 billion once the draw request related to our net worth deficit as of December 31, 2017 is funded and will increase further if we receive additional draws under the Purchase Agreement or if any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash.
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

■
Declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Freddie Mac equity securities (other than with respect to the senior preferred stock or warrant);

■	Redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant);

■
Sell or issue any Freddie Mac equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the Purchase Agreement);

■	Terminate the conservatorship (other than in connection with a receivership);

■	Sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value:

●	To a limited life regulated entity (in the context of a receivership);

●	Of assets and properties in the ordinary course of business, consistent with past practice;

●	Of assets and properties having fair market value individually or in aggregate less than $250 million in one transaction or a series of related transactions;

●	In connection with our liquidation by a receiver;

●	Of cash or cash equivalents for cash or cash equivalents; or

●	To the extent necessary to comply with the covenant described below relating to the reduction of our mortgage-related investments portfolio;

■	Issue any subordinated debt;

■	Enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

■	Engage in transactions with affiliates unless the transaction is:

●	Pursuant to the Purchase Agreement, the senior preferred stock or the warrant;

FREDDIE MAC | 2017 Form 10-K	246

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

●	Upon arm's length terms; or

●	A transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the Purchase Agreement.
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
Warrant Covenants
The warrant we issued to Treasury includes, among others, the following covenants:

■	Our SEC filings under the Exchange Act will comply in all material respects as to form with the Exchange Act and the rules and regulations thereunder;

■
Without the prior written consent of Treasury, we may not permit any of our significant subsidiaries to issue capital stock or equity securities, or securities convertible into or exchangeable for such securities, or any stock appreciation rights or other profit participation rights to any person other than Freddie Mac or its wholly-owned subsidiaries;

■	We may not take any action that will result in an increase in the par value of our common stock;

■
Unless waived or consented to in writing by Treasury, we may not take any action to avoid the observance or performance of the terms of the warrant and we must take all actions necessary or appropriate to protect Treasury’s rights against impairment or dilution; and

■
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

FREDDIE MAC | 2017 Form 10-K	247

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

Termination Provisions
The Purchase Agreement provides that the Treasury’s funding commitment will terminate under any of the following circumstances:

■	The completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time;

■	The payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guarantee obligations); and

■	The funding by Treasury of the maximum amount of the commitment under the Purchase Agreement.
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
Third-party Enforcement Rights
In the event of our default on payments with respect to our debt securities or mortgage guarantee obligations, if Treasury fails to perform its obligations under its funding commitment and if we and/or the Conservator are not diligently pursuing remedies in respect of that failure, the holders of these debt securities or mortgage guarantee obligations may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund to us the lesser of:

■	The amount necessary to cure the payment defaults on our debt and mortgage guarantee obligations; and

■	The lesser of:

●	The deficiency amount; and

●	The maximum amount of the commitment less the aggregate amount of funding previously provided under the commitment.
Any payment that Treasury makes under those circumstances will be treated for all purposes as a draw under the Purchase Agreement that will increase the liquidation preference of the senior preferred stock.

FREDDIE MAC | 2017 Form 10-K	248

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

For purposes of the limit imposed by the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio could not exceed $288.4 billion at December 31, 2017 and was $253.5 billion at that date. Our Retained Portfolio Plan, which we adopted in 2014, provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement (subject to certain exceptions). Our mortgage-related investments portfolio cap is reduced by 15% annually until it reaches $250 billion. This amount is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the immediately preceding calendar year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
Government Support for Our Business

We receive substantial support from Treasury and are dependent upon its continued support in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to:

■	Keeping us solvent;

■	Allowing us to focus on our primary business objectives under conservatorship; and

■	Avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.
At September 30, 2017, our assets exceeded our liabilities under GAAP; therefore, FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended December 31, 2017. Since conservatorship began through December 31, 2017, we have paid cash dividends of $112.4 billion to Treasury at the direction of the Conservator.
At December 31, 2017, our liabilities exceeded our assets under GAAP by $312 million. As a result, FHFA, as Conservator, will submit a draw request, on our behalf, to Treasury under the Purchase Agreement to eliminate our net worth deficit. Upon the funding of this draw request, the aggregate liquidation preference of the senior preferred stock will increase to $75.6 billion. Because we had a net worth deficit at December 31, 2017, no dividend will be paid to Treasury in March 2018.
Additionally, in recent years, the Federal Reserve purchased significant amounts of mortgage-related securities issued by us, Fannie Mae and Ginnie Mae.
See Note 8 and Note 11 for more information on the conservatorship and the Purchase Agreement.
Related Parties as a Result of Conservatorship

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are

FREDDIE MAC | 2017 Form 10-K	249

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

deemed a related party to the U.S. government. During the years ended December 31, 2017, 2016 and 2015, no transactions outside of normal business activities have occurred between us and the U.S. government (or any of its related parties), except for the following:

■	The transactions with Treasury discussed above in Purchase Agreement and Warrant and Government Support for our Business;

■
The transactions entered into whereby we and Fannie Mae, in conjunction with Treasury, provided assistance to state and local HFAs. Treasury will reimburse Freddie Mac for initial guarantee losses on these transactions;

■	The transactions discussed in Note 4, Note 8 and Note 11; and

■	The allocation or transfer of 4.2 basis points of each dollar of new business purchases to certain housing funds as required under the GSE Act.
In addition, we are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business in conservatorship. In October 2013, FHFA announced the formation of CSS. CSS is equally-owned by Freddie Mac and Fannie Mae. In connection with the formation of CSS, we entered into a limited liability company agreement with Fannie Mae. In November 2014, we and Fannie Mae announced that a chief executive officer had been named for CSS. Additionally, we and Fannie Mae each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS. Therefore, CSS is also deemed a related party. During the year ended December 31, 2017, we contributed $102 million of capital to CSS.

FREDDIE MAC | 2017 Form 10-K	250

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

NOTE 3
Securitization Activities and Consolidation
Our primary business activities in our Single-family Guarantee and Multifamily segments involve the securitization of loans or other mortgage-related assets using trusts that are VIEs. These trusts issue beneficial interests in the loans or other mortgage-related assets that they own. We guarantee the principal and interest payments on some or all of the issued beneficial interests in substantially all of our securitization transactions. See Note 5 for additional information on our guarantee activities.
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
Securitization Activities

PCs
PCs are pass-through debt securities that represent undivided beneficial interests in a pool of loans held by a securitization trust. We serve as both administrator and guarantor for our PC trusts. As administrator, we have the right to establish servicing terms and direct loss mitigation activities for the loans held by the PC trusts. As guarantor, we guarantee the payment of principal and interest on our PCs in exchange for a guarantee fee, and we have the right to purchase delinquent loans from the PC trust to help improve the economic performance of the trust. We absorb all credit losses of the PC trusts through our guarantee of the principal and interest payments.
The economic performance of our PC trusts is most significantly affected by the performance of the underlying loans. Our rights as administrator and guarantor provide us with the power to direct the activities that most significantly affect the performance of the underlying loans. We also have the obligation to absorb losses of our PC trusts that could potentially be significant through our guarantee of principal and interest payments. Accordingly, we concluded that we are the primary beneficiary of our PC trusts and, therefore, consolidate those trusts.
Loans held by our PC trusts are recognized on our consolidated balance sheets as mortgage loans held-for-investment. The corresponding PCs held by third parties are recognized on our consolidated balance sheets as debt, net. We extinguish the outstanding debt securities of the related consolidated trust and recognize gains or losses on debt extinguishment for the difference between the consideration paid and the debt carrying value when we purchase PCs as investments in our mortgage-related investments portfolio. Sales of PCs previously held as investments in our mortgage-related investments portfolio are accounted for as debt issuances. See Note 4 and Note 8 for additional information on loans and debt securities of consolidated trusts.
At December 31, 2017 and 2016, we were the primary beneficiary of, and therefore consolidated, PC trusts with assets totaling $1.8 trillion and $1.7 trillion, respectively. Substantially all of these

FREDDIE MAC | 2017 Form 10-K	251

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

consolidated trusts were single-family PC trusts. During the years ended December 31, 2017 and 2016, we issued approximately $347.7 billion and $391.5 billion, respectively, of guaranteed PCs. Our exposure for guarantees to consolidated securitization trusts is generally equal to the UPB of the loans recorded on our consolidated balance sheets.
Resecuritization Products
We create resecuritization products primarily by using PCs or our previously issued resecuritization products as the underlying collateral. In a typical resecuritization transaction, previously issued PCs or resecuritization products are transferred to a resecuritization trust that issues beneficial interests in the underlying collateral. We establish parameters that define eligibility standards for assets that may be used as collateral for each of our resecuritization programs. Resecuritization products can then be created based on the parameters that we have established. Similar to our PCs, we guarantee the payment of principal and interest to the investors in our resecuritization products. However, because we have already guaranteed the underlying assets, we do not assume any incremental credit risk by issuing these securities. The main types of resecuritization products we create are Giant PCs, REMICs and Stripped Giant PCs.

■
Giant PCs - Giant PCs are direct pass-throughs of the cash flows of the underlying collateral, which may be previously issued PCs or Giant PCs. We do not consolidate Giant PCs as their resecuritization does not result in any new or incremental risk to the holders of the securities issued by the resecuritization trust and because we are not exposed to any incremental rights to receive benefits or obligations to absorb losses that could be significant to the resecuritization trust.

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

■
REMICs and Stripped Giant PCs - REMICs and Stripped Giant PCs are multiclass resecuritizations of the cash flows of the underlying collateral, which may be previously issued PCs, Giant PCs, or other REMICs and Stripped Giant PCs. The activity that most significantly impacts the economic performance of our multiclass resecuritization trusts is typically the initial design and structuring of the trust. Substantially all multiclass resecuritization trusts are created as part of customer-driven transactions in which an investor or dealer participates in the decisions made during the design and establishment of the trust. As a result, we do not have the unilateral ability to direct the activities of our multiclass resecuritization trusts that most significantly impact the economic performance of those trusts. In addition, we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts because we have already provided a guarantee on the underlying assets. As a result, we have concluded that we are not the primary beneficiary of our multiclass resecuritization trusts and, therefore, do not consolidate those trusts.

FREDDIE MAC | 2017 Form 10-K	252

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

Because we have already guaranteed the underlying assets, we do not receive any incremental guarantee fees in exchange for our guarantee, and, accordingly, we do not recognize any additional guarantee assets, guarantee obligations or reserves for guarantee losses related to multiclass resecuritization trusts. Instead, we receive a one-time transaction fee which represents compensation for both the structuring and creation of the securities and for our ongoing administrative responsibilities to service the securities. We recognize the portion of the transaction fee related to creation of the securities immediately in earnings. We defer the portion of the fee related to ongoing administrative responsibilities and amortize it over the life of the associated trust.
When we purchase a REMIC or Stripped Giant PC as an investment in our mortgage-related investments portfolio, we generally record the security as an investment in debt securities rather than extinguishment of debt since we are generally investing in the debt securities of a non-consolidated entity. We do not consolidate REMIC or Stripped Giant PC trusts in which we hold variable interests, as we are not deemed to be the primary beneficiary of the trusts, unless we have the unilateral ability to collapse the trust. Similarly, sales of REMICs or Stripped Giant PCs previously held as investments in our mortgage-related investments portfolio are accounted for as sales of investments in debt securities. See Note 7 for additional information on accounting for investments in debt securities.
Senior Subordinate Securitization Structures
We are the primary beneficiary of and, therefore, consolidate certain of our single-family senior subordinate securitization structures because we have both the ability to direct the loss mitigation activities of the underlying loans and have the obligation to absorb credit losses through our guarantee of the issued senior securities. As a result, we consolidated certain of the trusts used in these senior subordinate securitization structures with underlying assets totaling $3.6 billion and $1.5 billion, at December 31, 2017 and 2016, respectively.
We do not consolidate the other single-family senior subordinate securitization structures as we do not have the ability to direct the loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE. For those securitizations where we sell loans to the VIE, we derecognize the transferred loans and account for our guarantee to the non-consolidated VIE. We account for our investments in the beneficial interests issued by the non-consolidated VIE as investments in debt securities. During 2017 and 2016, we issued approximately $6.8 billion and $0.8 billion, respectively, of guaranteed securities in these senior subordinate securitization structures for which a guarantee asset and guarantee obligation were generally recognized.
K Certificates
In a K Certificate transaction, we sell multifamily loans to a non-Freddie Mac securitization trust that issues senior, mezzanine and subordinate securities, and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. In these transactions, we guarantee the senior securities issued by the Freddie Mac securitization trust and do not issue or guarantee the mezzanine or subordinate securities issued by the non-Freddie Mac securitization trust. We receive a guarantee fee in exchange for our guarantee. We serve as guarantor of our K Certificate trusts and, from time to time, as master servicer. However, in contrast to single-family PC trusts, the rights to direct loss mitigation activities of the underlying loans and to purchase

FREDDIE MAC | 2017 Form 10-K	253

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

delinquent loans from the securitization trust are held by the investor in the most subordinate remaining securities issued by the non-Freddie Mac trust, and therefore we do not have any power to direct those activities unless we are the investor in the most subordinate remaining securities.
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
During 2017 and 2016, we issued approximately $48.5 billion and $40.6 billion, respectively, of K Certificates for which a guarantee asset and guarantee obligation were recognized.
SB Certificates
In SB Certificate transactions, we securitize multifamily small balance loans using a non-Freddie Mac SB Certificate trust that issues senior classes of securities that we guarantee, as well as subordinated classes of securities that we do not guarantee. Similar to our K Certificate transactions, we are not the primary beneficiary of and, therefore, do not consolidate our SB Certificate trusts, as we do not have the ability to direct loss mitigation activities of the underlying loans, which is the most significantly activity affecting the economic performance of the VIE.
In a typical SB Certificate transaction, we sell loans to a SB Certificate trust, derecognize the transferred loans and account for our guarantee to the non-consolidated SB Certificate trust. We account for our investments in the beneficial interests issued by non-consolidated SB Certificate trusts as investments in debt securities.
During 2017 and 2016, we issued approximately $4.9 billion and $3.5 billion, respectively, of SB Certificates for which a guarantee asset and guarantee obligation were recognized.
Other Securitization Products
We are the primary beneficiary of and, therefore, consolidate the trusts used to issue certain of our other securitization products, including trusts that issue multifamily K Certificates without subordination and KT Certificates, as well as certain other single-family securitization products, because we have the ability to direct the activities that most significantly affect the economic performance of the trusts and we have the obligation to absorb credit losses through our guarantee of some or all of the issued securities. As a result, we consolidated trusts used to issue certain of our other securitization products with underlying assets totaling $8.5 billion and $7.5 billion at December 31, 2017 and 2016, respectively.
We do not consolidate the trusts used to issue other securitization products that do not meet these conditions, including those trusts that issue multifamily M Certificates, ML Certificates and Q Certificates. For those products, we account for our guarantee to the non-consolidated VIE. During 2017 and 2016, we issued approximately $5.6 billion and $0.5 billion, respectively, of these securities for which a guarantee asset and guarantee obligation were generally recognized.

FREDDIE MAC | 2017 Form 10-K	254

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

Consolidated VIEs

We determined we are the primary beneficiary of the VIEs used to issue our PCs, certain senior subordinate securitization structures, and certain other securitization products as previously discussed and, therefore, consolidate these VIEs. Our exposure on debt securities of consolidated trusts represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts.
When we consolidate a VIE, we recognize the assets and liabilities of the VIE on our consolidated balance sheets and account for those assets and liabilities based on the applicable GAAP for each specific type of asset or liability. Assets and liabilities that we transfer to a VIE at, after or shortly before the date we become the primary beneficiary of the VIE are initially measured at the same amounts that they would have been measured if they had not been transferred, and no gain or loss is recognized on these transfers. For all other VIEs that we consolidate, we recognize the assets and liabilities of the VIE at fair value, and we recognize a gain or loss for the difference between:

■	The sum of the fair value of the consideration paid, the fair value of any noncontrolling interests and the reported amount of any previously held interests; and

■
The net fair value of the assets and liabilities recognized. Guarantees to consolidated VIEs are eliminated in consolidation and are therefore not separately recognized on our consolidated balance sheets.

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

(In millions)	As of December 31, 2017	As of December 31, 2016
Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents	$—	$—
Restricted cash and cash equivalents	518	9,431
Securities purchased under agreements to resell	16,750	13,550
Mortgage loans held-for-investment	1,774,286	1,690,218
Accrued interest receivable	5,747	5,454
Other assets	2,738	3,827
Total assets of consolidated VIEs	$1,800,039	$1,722,480
Liabilities:
Accrued interest payable	$5,028	$4,846
Debt, net	1,720,996	1,648,683
Other liabilities	2	—
Total liabilities of consolidated VIEs	$1,726,026	$1,653,529

FREDDIE MAC | 2017 Form 10-K	255

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

Non-Consolidated VIEs

Our involvement with VIEs for which we are not the primary beneficiary may take the form of purchasing an investment in these entities or providing a guarantee to these entities. Our maximum exposure to loss for those VIEs where we have purchased an investment is calculated as the maximum potential charge that we would recognize in earnings if that investment were to become worthless. Our maximum exposure to loss for those VIEs where we have provided a guarantee represents the contractual amounts that could be lost under the guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements. We do not believe the maximum exposure to loss disclosed in the table below is representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancement arrangements. See Note 6 for additional information on credit enhancement arrangements.
The following table presents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs with which we were involved in the design and creation and have a significant continuing involvement, as well as our maximum exposure to loss.

(In millions)	As of December 31, 2017	As of December 31, 2016
Assets and Liabilities Recorded on our Consolidated Balance Sheets(1)
Assets:
Investments in securities	$51,494	$58,995
Accrued interest receivable	233	254
Derivative assets, net	7	—
Other assets	2,591	1,708
Liabilities:
Other liabilities	2,489	1,604
Maximum Exposure to Loss(2)(3)	$200,196	$150,227
Total Assets of Non-Consolidated VIEs(3)	$232,762	$175,713

(1)	Includes our variable interests in REMICs and Stripped Giant PCs, K Certificates, SB Certificates, certain senior subordinate securitization structures and certain other securitization products.

(2)
Our maximum exposure to loss includes the guaranteed UPB of assets held by the non-consolidated VIEs as well as the UPB of unguaranteed securities that we acquired from these securitization transactions.

(3)
Our maximum exposure to loss and total assets of non-consolidated VIEs exclude our investments in and obligations to REMICs and Stripped Giant PCs, because we already consolidate the underlying collateral of these trusts on our consolidated balance sheets.

We also obtain interests in various other VIEs created by third parties through the normal course of business, such as through our investments in certain non-Freddie Mac mortgage-related securities, purchases of multifamily loans, guarantees of multifamily housing revenue bonds, as a derivative counterparty or through other activities. To the extent that we were not involved in the design or creation of these VIEs, they are excluded from the table above. Our interests in these VIEs are generally passive in nature and are not expected to result in us obtaining a controlling financial interest in these VIEs in the future. As a result, we do not consolidate these VIEs and we account for our interests in these VIEs in the same manner that we account for our interests in other third-party transactions. See Note 7 for additional information regarding our investments in non-Freddie Mac mortgage-related securities. See Note 4 for more information regarding multifamily loans.

FREDDIE MAC | 2017 Form 10-K	256

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

NOTE 4
Mortgage Loans and Loan Loss Reserves
The table below provides details of the loans on our consolidated balance sheets as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
(In millions)	Held by Freddie Mac	Held by consolidated trusts	Total	Held by Freddie Mac	Held by consolidated trusts	Total
Held-for sale:
Single-family	$17,039	$—	$17,039	$2,092	$—	$2,092
Multifamily	20,537	—	20,537	16,544	—	16,544
Total UPB	37,576	—	37,576	18,636	—	18,636
Cost basis and fair value adjustments, net	(2,813)	—	(2,813)	(548)	—	(548)
Total held-for-sale loans, net	34,763	—	34,763	18,088	—	18,088
Held-for-investment:
Single-family	51,893	1,742,736	1,794,629	83,040	1,659,591	1,742,631
Multifamily	17,702	3,747	21,449	25,873	3,048	28,921
Total UPB	69,595	1,746,483	1,816,078	108,913	1,662,639	1,771,552
Cost basis adjustments	(2,148)	31,490	29,342	(3,755)	30,549	26,794
Allowance for loan losses	(5,279)	(3,687)	(8,966)	(10,461)	(2,970)	(13,431)
Total held-for-investment loans, net	62,168	1,774,286	1,836,454	94,697	1,690,218	1,784,915
Total loans, net	$96,931	$1,774,286	$1,871,217	$112,785	$1,690,218	$1,803,003
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
Upon acquisition, we classify a loan as either held-for-sale or held-for-investment. Loans that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment. Loans that we intend to securitize using an entity we will consolidate are classified as held-for-investment both prior to and subsequent to their securitization. Otherwise, they will be classified as held-for-sale. Held-for-investment loans are reported in our consolidated balance sheets at their outstanding UPB, net of deferred fees and other cost basis adjustments (including unamortized premiums and discounts, upfront fees and other pricing adjustments).
Loans not classified as held-for-investment are classified as held-for-sale. Held-for-sale loans are reported at lower-of-cost-or-fair-value on our consolidated balance sheets. Any excess of a held-for-sale loan’s cost over its fair value is recognized as a valuation allowance in other income on our consolidated statements of comprehensive income, with changes in this valuation allowance also being recorded in other income. Premiums, discounts and other cost basis adjustments (including lower-of-cost-or-fair-value adjustments) on single-family loans classified as held-for-sale are deferred and not amortized. We elected the fair value option for certain multifamily loans that we intend to securitize and sell to investors. Therefore, these multifamily loans are measured at fair value on a recurring basis, with

FREDDIE MAC | 2017 Form 10-K	257

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

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
During 2017 and 2016, we purchased $343.0 billion and $388.9 billion, respectively, in UPB of single-family loans, and $5.3 billion and $6.1 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment.
Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates and SB Certificates. During 2017 and 2016, we sold $61.9 billion and $49.9 billion, respectively, of held-for-sale multifamily loans. See Note 3 for more information on our issuances of K Certificates and SB Certificates.
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we completed sales of $8.7 billion and $4.2 billion in UPB of seasoned single-family loans during 2017 and 2016, respectively.
In connection with our efforts to sell certain of our single-family loans, we reclassified $26.2 billion and $4.7 billion in UPB of seasoned single-family loans from held-for-investment to held-for-sale in 2017 and 2016, respectively. In addition, we reclassified $1.6 billion in UPB of multifamily mortgage loans from held-for-investment to held-for-sale in 2017. We did not reclassify any multifamily mortgage loans in 2016. For additional information regarding the fair value of our loans classified as held-for-sale, see Note 15.
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

FREDDIE MAC | 2017 Form 10-K	258

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

Credit Quality

The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As current LTV ratios increase, the borrower’s equity in the home decreases, which may negatively affect the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding loan. A second-lien loan also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second loans. As of December 31, 2017 and 2016, based on data collected by us at loan delivery, approximately 9% and 11%, respectively, of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first loan. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 14.
We discontinued our purchases of Alt-A, interest-only and option ARM loans a number of years ago. For reporting purposes:

■
Loans within the Alt-A category continue to be presented in that category following modification, even though the borrower may have provided full documentation of assets and income to complete the modification; and

■	Loans within the option ARM category continue to be presented in that category following modification, even though the modified loan no longer provides for optional payment provisions.
The table below presents the recorded investment of single-family held-for-investment loans by current LTV ratios. Our current LTV ratios are estimates based on available data through the end of each respective period presented.

	As of December 31, 2017				As of December 31, 2016
	Current LTV Ratio			Total	Current LTV Ratio			Total
(In millions)	≤ 80	> 80 to 100	> 100(1)		≤ 80	> 80 to 100	> 100(1)
20 and 30-year or more, amortizing fixed-rate(2)	$1,240,224	$214,177	$13,303	$1,467,704	$1,120,722	$236,111	$30,063	$1,386,896
15-year amortizing fixed-rate(2)	270,266	7,351	381	277,998	274,967	11,016	887	286,870
Adjustable-rate	48,596	2,963	28	51,587	52,319	2,955	85	55,359
Alt-A, interest-only and option ARM	21,013	4,256	1,429	26,698	26,293	9,392	4,634	40,319
Total single-family loans	$1,580,099	$228,747	$15,141	$1,823,987	$1,474,301	$259,474	$35,669	$1,769,444

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 8.43% and 6.80% as of December 31, 2017 and 2016, respectively.

(2)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of December 31, 2017 and 2016, we have categorized UPB of approximately $22.2 billion and $32.0 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of modification rather than at a subsequent date.

FREDDIE MAC | 2017 Form 10-K	259

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

The following table presents the recorded investment in our multifamily held-for-investment loans, by credit quality indicator as of December 31, 2017 and 2016. The multifamily credit quality indicator is based on available data through the end of each period presented. These indicators involve significant management judgment.

(In millions)	As of December 31, 2017	As of December 31, 2016
Credit risk profile by internally assigned grade:(1)
Pass	$20,963	$27,830
Special mention	301	502
Substandard	169	570
Doubtful	—	—
Total	$21,433	$28,902

(1)
A loan categorized as: "Pass" is current and adequately protected by the current financial strength and debt service capacity of the borrower; In 2017, "Special mention" has administrative issues that may affect future repayment prospects but do not have current credit weaknesses, while in 2016, "Special mention" has signs of potential financial weakness; "Substandard" has a well-defined weakness that jeopardizes the timely full repayment; and "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

FREDDIE MAC | 2017 Form 10-K	260

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

Mortgage Loan Performance

The following tables present the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.

	As of December 31, 2017
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,431,342	$18,297	$5,660	$12,405	$1,467,704	$12,401
15-year amortizing fixed-rate	275,864	1,288	290	556	277,998	556
Adjustable-rate	50,915	383	84	205	51,587	205
Alt-A, interest-only and option ARM	23,235	1,297	509	1,657	26,698	1,656
Total single-family	1,781,356	21,265	6,543	14,823	1,823,987	14,818
Total multifamily	21,414	—	—	19	21,433	64
Total single-family and multifamily	$1,802,770	$21,265	$6,543	$14,842	$1,845,420	$14,882

	As of December 31, 2016
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,354,511	$16,645	$4,865	$10,875	$1,386,896	$10,868
15-year amortizing fixed-rate	285,373	1,010	178	309	286,870	309
Adjustable-rate	54,738	354	77	190	55,359	190
Alt-A, interest-only and option ARM	35,994	1,748	650	1,927	40,319	1,927
Total single-family	1,730,616	19,757	5,770	13,301	1,769,444	13,294
Total multifamily	28,902	—	—	—	28,902	89
Total single-family and multifamily	$1,759,518	$19,757	$5,770	$13,301	$1,798,346	$13,383

(1)	Includes $4.1 billion and $5.3 billion of loans that were in the process of foreclosure as of December 31, 2017 and 2016, respectively.
We have the option under our PC master trust agreement to remove loans that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more.
When we remove loans from PC trusts, we record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts and we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to mortgage loans held-for-investment by Freddie Mac. We removed $6.3 billion and $6.8 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other mortgage-related guarantees) during the years ended December 31, 2017 and 2016, respectively.

FREDDIE MAC | 2017 Form 10-K	261

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.

(Dollars in millions)	December 31, 2017	December 31, 2016
Single-family(1)
Non-credit-enhanced portfolio:
Serious delinquency rate	1.16%	1.02%
Total number of seriously delinquent loans	81,668	77,662
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	1.43%	1.46%
Total number of seriously delinquent loans	23,275	21,460
Other credit protection:(3)
Serious delinquency rate	0.53%	0.43%
Total number of seriously delinquent loans	16,259	9,455
Total Single-family
Serious delinquency rate	1.08%	1.00%
Total number of seriously delinquent loans	116,662	107,170

Multifamily(4)
Non-credit-enhanced portfolio:
Delinquency rate	0.06%	0.04%
UPB of delinquent loans	$24	$19
Credit-enhanced portfolio:
Delinquency rate	0.01%	0.02%
UPB of delinquent loans	$16	$37
Total Multifamily
Delinquency rate	0.02%	0.03%
UPB of delinquent loans	$40	$56

(1)
Serious delinquencies on single-family loans underlying certain REMICs, other securitization products and other mortgage-related guarantees may be reported on a different schedule due to variances in industry practice.

(2)	The credit enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit protection.

(3)
Consists of single-family loans covered by financial arrangements (other than primary mortgage insurance) that are designed to reduce our credit risk exposure. See Note 6 for additional information on our credit enhancements.

(4)	Multifamily delinquency performance is based on the UPB of loans that are two monthly payments or more past due or those in the process of foreclosure.
We continue to implement a number of initiatives to refinance and modify single-family loans. As part of these initiatives, we pay various incentives to servicers and borrowers. HAMP ended in December 2016. The relief refinance program is being replaced with the high LTV relief refinance (Enhanced Relief RefinanceSM) program, which will be available in January 2019 for loans originated on or after October 1, 2017. This program provides liquidity for borrowers who are current on their mortgages but are unable to refinance because their LTV ratios exceed our standard refinance limits. In addition, the HARP program has been extended for applications through December 31, 2018 to ensure that borrowers who have a high LTV ratio and are eligible for HARP will continue to have a refinance option.

FREDDIE MAC | 2017 Form 10-K	262

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

Loan Loss Reserves

The loan loss reserves represent estimates of probable incurred credit losses. We recognize probable incurred losses by recording a charge to the provision for credit losses in our consolidated statements of comprehensive income. The loan loss reserves include:

■	Our allowance for loan losses, which pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets; and

■
Our reserve for guarantee losses, which pertains to single-family and multifamily loans underlying our K Certificates and SB Certificates, senior subordinate securitization structures, other securitization products and other mortgage-related guarantees.

A significant portion of the unsecuritized single-family loans on our consolidated balance sheets include seriously delinquent and TDR loans that we previously removed from our PC pools. These seriously delinquent and TDR loans typically have a higher associated allowance for loan loss than loans that remain in consolidated trusts.

FREDDIE MAC | 2017 Form 10-K	263

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

The table below presents our loan loss reserves activity.

	Year Ended December 31,
	2017				2016
	Allowance for Loan Losses		Reserve for Guarantee Losses	Total	Allowance for Loan Losses		Reserve for Guarantee Losses	Total
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts			Held by Freddie Mac	Held By Consolidated Trusts
Single-family:
Beginning balance	$10,443	$2,968	$52	$13,463	$12,517	$2,775	$56	$15,348
Provision (benefit) for credit losses	(1,447)	1,350	—	(97)	(1,384)	599	4	(781)
Charge-offs(1)	(4,939)	(108)	(4)	(5,051)	(1,757)	(173)	(8)	(1,938)
Recoveries	419	6	—	425	487	10	—	497
Transfers, net(2)	540	(540)	—	—	248	(248)	—	—
Other(3)	235	4	—	239	332	5	—	337
Ending balance	$5,251	$3,680	$48	$8,979	$10,443	$2,968	$52	$13,463
Multifamily:
Beginning balance	$18	$2	$15	$35	$38	$1	$20	$59
Provision (benefit) for credit losses	15	4	(6)	13	(17)	—	(5)	(22)
Charge-offs(1)	(4)	—	—	(4)	(2)	—	—	(2)
Recoveries	—	—	—	—	—	—	—	—
Transfers, net(2)	(1)	1	—	—	(1)	1	—	—
Other(3)	—	—	—	—	—	—	—	—
Ending balance	$28	$7	$9	$44	$18	$2	$15	$35
Total:
Beginning balance	$10,461	$2,970	$67	$13,498	$12,555	$2,776	$76	$15,407
Provision (benefit) for credit losses	(1,432)	1,354	(6)	(84)	(1,401)	599	(1)	(803)
Charge-offs(1)	(4,943)	(108)	(4)	(5,055)	(1,759)	(173)	(8)	(1,940)
Recoveries	419	6	—	425	487	10	—	497
Transfers, net(2)	539	(539)	—	—	247	(247)	—	—
Other(3)	235	4	—	239	332	5	—	337
Ending balance	$5,279	$3,687	$57	$9,023	$10,461	$2,970	$67	$13,498

(1)
The year ended December 31, 2016 does not include lower-of-cost-or-fair-value adjustments and other expenses related to property taxes and insurance recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $1.2 billion. The year ended December 31, 2017 includes charge-offs of $3.8 billion related to the transfer of loans from held-for-investment to held-for-sale.

(2)	Relates to removal of delinquent single-family loans from consolidated trusts and resecuritization after such removal.

(3)	Primarily includes capitalization of past due interest on modified loans.

FREDDIE MAC | 2017 Form 10-K	264

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

Loan Loss Reserves Determined on a Collective Basis

Single-Family Loans
We estimate loan loss reserves on homogeneous pools of single-family loans using a model that evaluates a variety of factors affecting collectability. We review the outputs of this model by considering qualitative factors such as macroeconomic and other factors to see whether the model outputs are consistent with our expectations. Management adjustments may be necessary to take into consideration external factors and current economic events that have occurred but that are not yet reflected in the factors used to derive the model outputs. Significant judgment is exercised in making these adjustments. The homogeneous pools of single-family loans are determined based on common underlying characteristics, including current LTV ratios, trends in home prices, loan product type and geographic region.
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
Our single-family loan loss reserve default models produce estimates based on 12 months of loan level performance data, which includes a history of delinquency, foreclosures, foreclosure alternatives and modifications. Our loan loss reserve estimate includes projections of:

■	Loss mitigation activities, including loan modifications for troubled borrowers and the incidence of redefault we have experienced on similar loans that have completed a loan modification; and

■	Defaults we believe are likely to occur as a result of loss events that have occurred through the respective balance sheet date.
These projections are based on our recent historical experience and current business practices and require significant management judgment. We monitor our projections of recoveries through seller/servicer repurchases to ensure that these projections are reasonable and consistent with our assessment of the credit capacity of our seller/servicer counterparties. We validate and update our models and factors to capture changes in actual loss experience, as well as the effects of changes in underwriting practices and in our loss mitigation strategies. In determining our loan loss reserves, we also consider macroeconomic and other factors that affect the quality of the loans underlying our portfolio, including regional housing trends, applicable home price indices, unemployment and employment dislocation trends, the effects of changes in government policies and programs, consumer credit statistics and the extent of third-party insurance.
Our single-family loan loss reserve severity is based on the repeat housing sales index and actual REO dispositions, short sales and third-party sales that incorporate the most recent:

■	Twelve months of sales experience realized on our distressed property dispositions; and

■	Twelve months of pre-foreclosure expenses on our distressed properties, including REO, short sales and third-party sales.
Our single-family loan loss severity estimate also captures expectations about recoveries from primary mortgage insurance or from seller/servicers due to repurchases. We use historical trends in home prices in our single-family loan loss reserve process, primarily through the use of current LTV ratios in our

FREDDIE MAC | 2017 Form 10-K	265

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

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
We apply proceeds from primary mortgage insurance and from other credit enhancements, including repurchase recoveries, entered into contemporaneously with, and in contemplation of, a guarantee or loan purchase transaction as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds received in excess of our recorded investment in loans are recorded as a decrease to REO operations expense in our consolidated statements of comprehensive income. We record benefits related to most of our credit enhancements (e.g., primary mortgage insurance and certain ACIS insurance policies) when realization of our claims is deemed probable. We record benefits for certain of our other credit enhancements (e.g., certain STACR debt notes and certain senior subordinate securitization structures) when the realized loss event occurs. We generally record repurchase recoveries on a cash basis due to the uncertainty of the timing and amount of collections of such recoveries.
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
Single-family loans individually evaluated for impairment include TDRs, as well as loans acquired under our financial guarantees with deteriorated credit quality prior to 2010. Multifamily loans individually evaluated for impairment include TDRs, loans three monthly payments or more past due and loans that are impaired based on management judgment.
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

FREDDIE MAC | 2017 Form 10-K	266

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

amortizing payments of three months or less to be insignificant. A concession typically includes one or more of the following being granted to the borrower:

■	A trial period where the expected permanent modification will change our expectation of collecting all amounts due at the original contract rate;

■	A delay in payment that is more than insignificant;

■	A reduction in the contractual interest rate;

■	Interest forbearance for a period of time that is more than insignificant or forgiveness of accrued but uncollected interest amounts;

■	Principal forbearance that is more than insignificant; and

■	Discharge of the borrower’s obligation in Chapter 7 bankruptcy.
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the years ended December 31, 2017 and 2016, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

	Year Ended December 31,
	2017		2016
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	33,745	$4,818	35,503	$5,092
15-year amortizing fixed-rate	4,569	356	4,623	338
Adjustable-rate	892	128	969	140
Alt-A, interest-only and option ARM	2,784	495	3,115	548
Total single-family	41,990	5,797	44,210	6,118
Multifamily	1	—	2	8
Total	41,991	$5,797	44,212	$6,126

(1)	The pre-TDR recorded investment for single-family loans initially classified as TDR during the years ended December 31, 2017 and 2016 was $5.8 billion and $6.2 billion, respectively.
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification.

FREDDIE MAC | 2017 Form 10-K	267

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

	Year Ended December 31,
	2017		2016
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment(1)	Number of Loans	Post-TDR Recorded Investment(1)
Single-family
20 and 30-year or more, amortizing fixed-rate	13,973	$2,231	16,139	$2,520
15-year amortizing fixed-rate	720	57	813	66
Adjustable-rate	225	33	277	41
Alt-A, interest-only and option ARM	1,254	253	1,535	305
Total single-family	16,172	$2,574	18,764	$2,932
Multifamily(2)	—	$—	—	$—

(1)	Represents the recorded investment at the end of the period in which the loan was modified and does not represent the recorded investment as of December 31.

(2)	The post-TDR recorded investment is not meaningful.
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During the years ended December 31, 2017 and 2016, 7,090 and 8,083, respectively, of such loans (with a post-TDR recorded investment of $0.9 billion and $1.0 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During the years ended December 31, 2017 and 2016, 867 and 1,154, respectively, of such loans (with a post-TDR recorded investment of $0.1 billion in both periods) experienced a payment default within a year after the borrowers' Chapter 7 bankruptcy.
Single-Family Loans
Impairment of a single-family loan having undergone a TDR is generally measured as the excess of our recorded investment in the loan over the present value of the expected future cash flows, discounted at the loan’s original effective interest rate for fixed-rate loans, or at the loan’s effective interest rate prior to the restructuring for ARM loans. Our expectation of future cash flows incorporates, among other items, an estimated probability of default which is based on a number of market factors as well as the characteristics of the loan, such as past due status. Subsequent to the restructuring date, interest income is recognized at the modified interest rate, subject to our non-accrual policy as discussed in "Interest Income" above, with all other changes in the present value of expected future cash flows being recognized as a component of the provision for credit losses in our consolidated statements of comprehensive income. If we determine that foreclosure on the underlying collateral is probable, we measure impairment based upon the fair value of the collateral, as reduced by estimated disposition costs and adjusted for estimated proceeds from insurance and similar sources.
Approximately 37% and 43% of single-family loan modifications completed during 2017 and 2016, respectively, that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions. Approximately 14% and 16% of single-family loan modifications completed during 2017 and 2016, respectively, that were classified as TDRs involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During 2017 and 2016, the average term extension

FREDDIE MAC | 2017 Form 10-K	268

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

was 176 months and 177 months, respectively, and the average interest rate reduction was 0.6% and 0.8%, respectively, on completed single-family loan modifications classified as TDRs.
Substantially all of our completed single-family loan modifications classified as a TDR during 2017 resulted in a modified loan with a fixed interest rate. However, many of these fixed-rate loans include provisions for the reduced interest rates to remain fixed for the first five years of the modification and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification.
Multifamily Loans
Multifamily impaired loans include TDRs, loans three monthly payments or more past due and loans that are deemed impaired based on management judgment. Factors considered by management in determining whether a loan is impaired include the underlying property’s operating performance as represented by its current DSCR, available credit enhancements, current LTV ratio, management of the underlying property and the property’s geographic location.
Multifamily loans are generally measured individually for impairment based on the fair value of the underlying collateral, as reduced by estimated disposition costs, as the repayment of these loans is generally provided from the cash flows of the underlying collateral and any associated credit enhancement. Except for cases of fraud and certain other types of borrower defaults, most multifamily loans are non-recourse to the borrower. As a result, the cash flows of the underlying property (including any associated credit enhancements) serve as the source of funds for repayment of the loan. Interest income recognition on multifamily impaired loans is subject to our non-accrual policy as discussed in Interest Income above.
The assessment as to whether a multifamily loan restructuring is considered a TDR contemplates the unique facts and circumstances of each loan. This assessment considers qualitative factors such as whether the borrower’s modified interest rate is consistent with that of a non-troubled borrower having a similar credit profile at the time of modification. In certain cases, for maturing loans we may provide short-term loan extensions of up to one year with no changes to the effective borrowing rate. In other cases, we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as reducing the interest rate, extending the maturity for longer than one year, providing principal forbearance, or some combination of these terms.

FREDDIE MAC | 2017 Form 10-K	269

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

Impaired Loans
The tables below present the UPB, recorded investment, the related allowance for loan losses, average recorded investment and interest income recognized for individually impaired loans.

	Balance at December 31, 2017			Balance at December 31, 2016
(In millions)	UPB	Recorded Investment	Associated Allowance	UPB	Recorded Investment	Associated Allowance
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$3,768	$2,908	N/A	$4,963	$3,746	N/A
15-year amortizing fixed-rate	24	21	N/A	31	26	N/A
Adjustable-rate	259	256	N/A	292	289	N/A
Alt-A, interest-only and option ARM	1,558	1,297	N/A	1,935	1,561	N/A
Total with no specific allowance recorded	5,609	4,482	N/A	7,221	5,622	N/A
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	47,897	46,783	($5,505)	67,853	66,143	($9,678)
15-year amortizing fixed-rate	752	757	(24)	847	851	(25)
Adjustable-rate	232	228	(14)	319	312	(19)
Alt-A, interest-only and option ARM	7,407	6,987	(1,087)	12,699	12,105	(2,258)
Total with specific allowance recorded	56,288	54,755	(6,630)	81,718	79,411	(11,980)
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	51,665	49,691	(5,505)	72,816	69,889	(9,678)
15-year amortizing fixed-rate	776	778	(24)	878	877	(25)
Adjustable-rate	491	484	(14)	611	601	(19)
Alt-A, interest-only and option ARM	8,965	8,284	(1,087)	14,634	13,666	(2,258)
Total single-family	61,897	59,237	(6,630)	88,939	85,033	(11,980)
Multifamily —
With no specific allowance recorded	106	97	N/A	321	308	N/A
With specific allowance recorded	35	35	(7)	44	42	(9)
Total multifamily	141	132	(7)	365	350	(9)
Total single-family and multifamily	$62,038	$59,369	($6,637)	$89,304	$85,383	($11,989)
Referenced footnotes are included after the next table.

FREDDIE MAC | 2017 Form 10-K	270

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

	Year Ended December 31,
	2017			2016
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$3,556	$399	$16	$4,033	$447	$14
15-year amortizing fixed-rate	25	1	—	33	5	—
Adjustable rate	292	11	—	259	9	—
Alt-A, interest-only and option ARM	1,471	110	5	1,417	117	3
Total with no specific allowance recorded	5,344	521	21	5,742	578	17
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	44,057	2,513	248	68,402	2,668	251
15-year amortizing fixed-rate	599	32	6	884	39	7
Adjustable rate	261	9	3	384	14	3
Alt-A, interest-only and option ARM	7,366	378	33	12,916	437	34
Total with specific allowance recorded	52,283	2,932	290	82,586	3,158	295
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	47,613	2,912	264	72,435	3,115	265
15-year amortizing fixed-rate	624	33	6	917	44	7
Adjustable rate	553	20	3	643	23	3
Alt-A, interest-only and option ARM	8,837	488	38	14,333	554	37
Total single-family	57,627	3,453	311	88,328	3,736	312
Multifamily —
With no specific allowance recorded	286	9	3	356	15	4
With specific allowance recorded	45	1	1	63	3	2
Total multifamily	331	10	4	419	18	6
Total single-family and multifamily	$57,958	$3,463	$315	$88,747	$3,754	$318

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

	December 31, 2017			December 31, 2016
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,764,750	$21,301	$1,786,051	$1,684,411	$28,552	$1,712,963
Individually evaluated	59,237	132	59,369	85,033	350	85,383
Total recorded investment	1,823,987	21,433	1,845,420	1,769,444	28,902	1,798,346
Ending balance of the allowance for loan losses:
Collectively evaluated	(2,301)	(28)	(2,329)	(1,431)	(11)	(1,442)
Individually evaluated	(6,630)	(7)	(6,637)	(11,980)	(9)	(11,989)
Total ending balance of the allowance	(8,931)	(35)	(8,966)	(13,411)	(20)	(13,431)
Net investment in loans	$1,815,056	$21,398	$1,836,454	$1,756,033	$28,882	$1,784,915
A significant number of unsecuritized single-family loans on our consolidated balance sheets are individually evaluated for impairment while substantially all single-family loans held by our consolidated

FREDDIE MAC | 2017 Form 10-K	271

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 7.8% and 9.9% of the recorded investment in such loans at December 31, 2017 and 2016, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The ending balance of the allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both December 31, 2017 and 2016.
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
The new policy election did not affect our net income; however, it affected where the loan reclassifications from held-for-investment to held-for-sale were recorded in our consolidated statements of comprehensive income. Prior to the policy change, upon a loan reclassification from held-for-investment to held-for-sale, we reversed the related allowance for loan losses to the benefit (provision) for credit losses, recorded a valuation allowance for any difference between the loan's recorded investment and its fair value to other income (loss), and recorded property taxes and insurance expenses related to the transferred loans in other expense. Under the new policy, benefit (provision) for credit losses is the only line item affected when a transfer occurs.
Non-Cash Investing and Financing Activities

During the years ended December 31, 2017, 2016 and 2015, we acquired $229.2 billion, $234.6 billion and $237.5 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $35.9 billion, $30.3 billion and $11.6 billion of loans from sellers during the years ended December 31, 2017, 2016 and 2015, respectively, to satisfy advances to lenders that were recorded in other assets on our consolidated balance sheets. These loans were primarily included in the guarantor swap transactions.
In addition, we acquire REO properties through foreclosure sales or by deed in lieu of foreclosure. These acquisitions represent non-cash transfers. During the years ended December 31, 2017, 2016 and 2015, we had transfers of $1.1 billion, $1.5 billion and $2.0 billion, respectively, from loans to REO.

FREDDIE MAC | 2017 Form 10-K	272

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

NOTE 5
Guarantee Activities
We generate revenue through our guarantee activities by agreeing to absorb the credit risk associated with certain financial instruments that are owned or held by third parties. In exchange for providing this guarantee, we receive an ongoing guarantee fee that is commensurate with the risks assumed and that will, over the long-term, provide us with cash flows that are expected to exceed the credit-related and administrative expenses of the underlying financial instruments. The profitability of our guarantee activities may vary and will be dependent on our guarantee fee and the actual credit performance of the underlying financial instruments that we have guaranteed.
Guarantees to consolidated entities are eliminated in consolidation and therefore are not separately recognized on our consolidated balance sheets. The accounting treatment for guarantees provided to non-consolidated entities or other third parties will depend on whether the guarantee contract qualifies as a financial guarantee.
If the guarantee contract qualifies as a financial guarantee and exposes us to incremental credit risk, we will recognize both a guarantee obligation at fair value and the consideration we receive for providing the guarantee, which typically consists of a guarantee asset that represents the fair value of future guarantee fees. As a practical expedient, the measurement of the fair value of the guarantee obligation is set equal to the consideration we receive to provide the guarantee, and no gain or loss is recognized upon issuance of the guarantee. Subsequently, we recognize changes in the fair value of the guarantee asset in current period earnings and amortize the guarantee obligation into earnings as we are released from risk under the guarantee. We also recognize a reserve for guarantee losses when it is probable that a loss has been incurred under the guarantee.
If the guarantee contract provided to non-consolidated entities does not qualify as a financial guarantee, that contract will generally be accounted for as a credit derivative and measured at fair value on our consolidated financial statements.
Guarantee Activities

Our principal guarantee activities include the following:
Securitization Activity Guarantees
For substantially all of our securitization transactions, we guarantee the principal and interest payments on some or all of the issued beneficial interests. Typically, these guarantees will cover the senior classes of beneficial interests issued by the securitization trust(s). Securitization activity guarantees provided to non-consolidated trusts will generally be accounted for, and qualify as, financial guarantees. Our maximum exposure on these guarantees is generally limited to the UPB of the beneficial interests that we have guaranteed.
Other Mortgage-related Guarantees
In certain circumstances, we provide a guarantee of mortgage-related assets held by third parties, in

FREDDIE MAC | 2017 Form 10-K	273

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

exchange for a guarantee fee, without securitizing those assets. These guarantees consist of the following:

■
Long-term standby commitments of single-family loans which obligate us to purchase the covered loans when they become seriously delinquent. Periodically, certain of our customers seek to terminate long-term standby commitments and simultaneously enter into guarantor swap transactions to obtain our PCs backed by many of the same loans. During 2017 and 2016, we guaranteed $0.5 billion and $3.6 billion, respectively, of loans under new long-term standby commitments; and

■
Guarantees of multifamily bonds, including guarantees that require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be sold. The vast majority of these guarantees were guarantees of multifamily housing revenue bonds that were issued by HFAs. No advances under these guarantees were outstanding at both December 31, 2017 and 2016. During 2017 and 2016, we guaranteed $1.1 billion and $1.7 billion, respectively, of multifamily bonds.

Our other mortgage-related guarantees will generally be accounted for, and qualify as, financial guarantees. Our maximum exposure on these guarantees is limited to the UPB of the mortgage-related assets that we have guaranteed.
Other Guarantees Measured at Fair Value
Other guarantees that do not qualify as financial guarantees are generally accounted for as derivative instruments and measured at fair value. These guarantees primarily include:

■	Certain guarantees related to our securitization activities and other mortgage-related guarantees.

■	Certain market value guarantees, including written options and written swaptions.

■	Guarantees of third party derivative instruments.
Other Indemnifications
In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See Note 16 for information on ongoing litigation. These indemnification guarantees will generally be accounted for and qualify as financial guarantees. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at both December 31, 2017 and 2016.
The table below shows our maximum exposure, recognized liability and maximum remaining term of our recognized guarantees to non-consolidated VIEs and other third parties. This table does not include our unrecognized guarantees, such as guarantees to consolidated VIEs or to resecuritization trusts that do not expose us to incremental credit risk. The maximum exposure disclosed in the table is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancement arrangements. See Note 6 for additional information on our credit enhancement

FREDDIE MAC | 2017 Form 10-K	274

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

arrangements.

	As of December 31, 2017			As of December 31, 2016
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-Family:
Securitization activity guarantees	$10,817	$120	40	$5,016	$22	40
Other mortgage-related guarantees	6,264	190	31	6,713	206	32
Total single-family	$17,081	$310		$11,729	$228
Multifamily:
Securitization activity guarantees	$188,768	$2,305	40	$145,211	$1,510	39
Other mortgage-related guarantees	9,888	466	36	9,732	473	34
Total multifamily	$198,656	$2,771		$154,943	$1,983
Other guarantees measured at fair value	$9,661	$141	28	$6,396	$127	29

(1)
The maximum exposure represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts or from collateral held or pledged. For other guarantees measured at fair value, this amount represents the notional value if it relates to our market value guarantees or guarantees of third party derivative instruments; or the UPB if it relates to a guarantee of a mortgage-related asset. For certain of our other guarantees measured at fair value, our exposure may be unlimited. We generally reduce our exposure to these guarantees with unlimited exposure through separate contracts with third parties.

(2)
For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $57 million and $67 million as of December 31, 2017 and 2016, respectively, and is included within other liabilities on our consolidated balance sheets. For other guarantees measured at fair value, this amount represents the fair value of the contract.

FREDDIE MAC | 2017 Form 10-K	275

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

NOTE 6
Credit Enhancements
In connection with many of our mortgage loans, securitization activity guarantees, other mortgage-related guarantees and other credit risk transfer transactions, we obtain various forms of credit enhancements that reduce our exposure to credit losses. These credit enhancements may be attached to the underlying mortgage loans, freestanding or embedded in debt instruments.
Attached Credit Enhancements

Attached credit enhancements are obtained contemporaneously with, and in contemplation of, the origination of the underlying mortgage loans. These credit enhancements are considered attached, as they effectively travel with the loan upon sale. Attached credit enhancements include primary mortgage insurance that provides us with loan-level protection up to a specified amount.
Expected recoveries from attached credit enhancements are considered in determining the allowance for loan losses, resulting in a reduction in the recognized provision for credit losses by the amount of the expected credit enhancement recoveries. See Note 4 for additional information concerning the determination of our loan loss reserves.
The table below presents the total current and protected UPB and maximum coverage provided by our attached credit enhancements. For information about counterparty credit risk associated with mortgage insurers, see Note 14.

	As of December 31, 2017		As of December 31, 2016
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
Primary mortgage insurance	$334,189	$85,429	$291,217	$74,345

(1)	Underlying loans may be covered by more than one form of credit enhancement, including freestanding credit enhancements and debt with embedded credit enhancements.

(2)	Represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements.
Freestanding Credit Enhancements

Freestanding credit enhancements are contracts that are entered into separately from the origination of the mortgage loans or entered into in conjunction with some other transaction and are legally detachable and separately exercisable. Freestanding credit enhancements are accounted for separately from the underlying mortgage loans.
In connection with our securitization activity guarantees, we obtain freestanding credit enhancement through the creation of unguaranteed subordinated securities. In these transactions, the securities that are subordinate to our guarantee provide protection by absorbing first losses prior to us having to perform on our guarantee of the senior securities. We recognize a reserve for guarantee losses when it is

FREDDIE MAC | 2017 Form 10-K	276

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

probable that a loss has been incurred under our guarantee, which occurs only when losses exceed subordination.
ACIS transactions are insurance policies we purchase, generally underwritten by a group of insurers and reinsurers, that provide credit protection for certain specified credit events that occur on a reference pool of single-family mortgage loans. When specific credit events occur, we receive compensation from the insurance policy up to an aggregate limit based on actual losses. We require our counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies. As of December 31, 2017 and 2016, our counterparties posted collateral on our ACIS transactions of $1.1 billion and $877 million, respectively.
Under the ACIS contracts, we pay insurers and reinsurers direct premiums for insurance coverage. Each month, we accrue for our obligation to make such payments for all tranches covered by the ACIS contracts. Expected recoveries for credit losses covered under the ACIS contracts are recognized separately in other assets on our consolidated balance sheets, with an offset to other income when realization of our claims for recovery is deemed probable.
We also have various other credit enhancements that provide credit protection on our single-family loans, where we recognize a separate credit enhancement asset in other assets on our consolidated balance sheets upon acquisition of coverage. If the coverage is acquired as part of a transaction in which we also acquire mortgage loans, the credit enhancement asset is recognized based on the relative fair values of the consideration paid for the mortgage loan and the credit enhancement. If the coverage is acquired as a standalone transaction, the credit enhancement asset is recognized at cost. Subsequent accounting for credit enhancement assets and expected recoveries assets are the same as for ACIS transactions.
The Multifamily segment also has various other credit enhancements, primarily related to our mortgage loans, certain other securitization products and other mortgage-related guarantees, in the form of collateral posting requirements, indemnification, bond insurance, recourse and other similar arrangements. These credit enhancements, along with the proceeds received from the sale of the underlying mortgage collateral, are designed to recover all or a portion of our losses on our mortgage loans or the amounts paid under our financial guarantee contracts. Our historical losses paid under our guarantee contracts and related recoveries pursuant to these agreements have not been significant and therefore these other types of credit enhancements are excluded from the table below.
The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our single-family and multifamily freestanding credit enhancements.

FREDDIE MAC | 2017 Form 10-K	277

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

	As of December 31, 2017		As of December 31, 2016
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
Subordination (non-consolidated VIEs)	$8,953	$1,734	$2,701	$522
ACIS	617,730	6,736	453,670	5,355
Other(3)	15,975	6,479	12,827	7,373
Total Single-family		14,949		13,250
Multifamily:
Subordination (non-consolidated VIEs)	187,299	30,689	143,802	24,522
Other(4)	1,833	726	1,159	701
Total Multifamily		31,415		25,223
Total Single-family and Multifamily freestanding credit enhancements		$46,364		$38,473

(1)
Underlying loans may be covered by more than one form of credit enhancement, including attached credit enhancements and debt with embedded credit enhancements. For subordination, total current and protected UPB represents the UPB of the guaranteed securities.

(2)
For subordination, maximum coverage represents the UPB of the securities that are subordinate to our guarantee and held by third parties. For all other freestanding credit enhancements, maximum coverage represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements.

(3)	Includes seller indemnification, Deep MI CRT, lender recourse and indemnification agreements, pool insurance, HFA indemnification, and other credit enhancements.

(4)	Consists of multifamily HFA indemnification and loss reimbursement agreements with third parties obtained in certain of our Q Certificate transactions.
Debt with Embedded Credit Enhancements

In addition to our attached and freestanding credit enhancements, we also transfer credit risk after acquisition or guarantee of mortgage assets by either issuing unsecured debt with embedded credit enhancements or recognizing debt of consolidated VIEs that include structural credit enhancements.
Unsecured Debt with Embedded Credit Enhancements
For certain of our unsecured debt issuances, we create a reference pool of mortgage assets (generally loans) to which we currently have credit risk exposure and an associated securitization-like structure with notional credit risk positions. To the extent a specified credit event occurs on the mortgage assets in the reference pool, the outstanding balance of our debt obligations is written down, thereby reducing our future principal and interest payment obligations. The principal types of unsecured debt with embedded credit enhancements are single-family STACR debt notes and multifamily SCR debt notes.
Most of our STACR debt notes are recorded as other debt on our consolidated balance sheets and accounted for at amortized cost. When the realized loss events (e.g., third-party foreclosure sale, short sale, or REO disposition) occur on the underlying loans in the reference pool, the STACR debt notes are written down and the benefits are recognized as gains on extinguishment of debt on our consolidated statements of comprehensive income.
The structure of Multifamily SCR debt notes is similar to STACR debt notes, although the mortgage assets within the reference pool may be loans or bonds to which we have credit exposure. While our SCR debt notes are recorded as other debt on our consolidated balance sheets, these debt obligations

FREDDIE MAC | 2017 Form 10-K	278

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

are measured at fair value, as we elected the fair value option for them. Fair value changes are recorded in other income in our consolidated statement of comprehensive income.
Consolidated Debt with Structural Credit Enhancements
Similar to our non-consolidated VIEs, we obtain credit enhancement in certain of our consolidated senior subordinate and other securitization products through the creation of unguaranteed subordinated securities. These unguaranteed subordinated securities will absorb first losses on the underlying loans prior to us performing pursuant to our guarantee obligation. The unguaranteed subordinated debt securities held by third parties are recorded as debt of consolidated trusts on our consolidated balance sheets and accounted for at amortized cost. When losses are realized on the loans underlying the securities, the subordinated debt is written down and the benefits are recognized as gains on extinguishment of debt on our consolidated statements of comprehensive income.
The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to debt with embedded credit enhancements.

	As of December 31, 2017		As of December 31, 2016
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
STACR debt notes	$604,356	$17,788	$427,978	$14,507
Subordination (consolidated VIEs)	3,330	179	1,287	83
Total Single-family		17,967		14,590
Multifamily:
SCR debt notes	2,732	137	1,898	95
Subordination (consolidated VIEs)	1,800	180	—	—
Total Multifamily		317		95
Total Single-family and Multifamily debt with embedded credit enhancements		$18,284		$14,685

(1)
Underlying loans may be covered by more than one form of credit enhancement, including attached credit enhancements and freestanding credit enhancements. For STACR debt notes and SCR debt notes, total current and protected UPB represents the UPB of the assets included in the reference pool. For subordination, total current and protected UPB represents the UPB of the guaranteed securities.

(2)
For STACR debt notes and SCR debt notes, maximum coverage amount represents the outstanding balance of the STACR debt notes and SCR debt notes held by third parties. For subordination, maximum coverage amount represents the UPB of the securities that are subordinate to our guarantee and held by third parties.

FREDDIE MAC | 2017 Form 10-K	279

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

NOTE 7
Investments in Securities
The table below summarizes the fair values of our investments in debt securities by classification.

(In millions)	As of December 31, 2017	As of December 31, 2016
Trading securities	$40,721	$44,790
Available-for-sale securities	43,597	66,757
Total	$84,318	$111,547
We currently classify and account for our securities as either available-for-sale or trading. As of December 31, 2017 and 2016, we did not classify any securities as held-to-maturity, although we may elect to do so in the future. Securities classified as available-for-sale and trading are reported at fair value with changes in fair value included in AOCI, net of income taxes and other gains (losses) on investment securities recognized in earnings, respectively. See Note 15 for more information on how we determine the fair value of securities.
We generally record purchases and sales of securities on the trade date when the related forward commitments are exempt from the accounting guidance for derivatives. Alternatively, we record purchases and sales of securities on the expected settlement date, with a corresponding derivative recorded on the trade date, when the related forward commitments are not exempt from the accounting guidance for derivatives.
We include interest on securities in our consolidated statements of comprehensive income. For most of our securities, interest income is recognized using the effective interest method, which considers the contractual terms of the security. Deferred items, including premiums, discounts and other basis adjustments, are amortized into interest income over the contractual lives of the securities.
For certain securities, interest income is recognized using the prospective effective interest method. We apply this method to securities that:

■	Can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our recorded investment;

■	Are not of high credit quality at acquisition; or

■	Have been determined to be other-than-temporarily impaired.
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

FREDDIE MAC | 2017 Form 10-K	280

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

Trading Securities

The table below presents the estimated fair values by major security type for our securities classified as trading. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.

(In millions)	As of December 31, 2017	As of December 31, 2016
Mortgage-related securities:
Freddie Mac	$12,235	$15,343
Other agency	3,574	8,161
Non-agency RMBS	750	113
Non-agency CMBS	1,343	36
Total mortgage-related securities	17,902	23,653
Non-mortgage-related securities	22,819	21,137
Total fair value of trading securities	$40,721	$44,790
For trading securities held at December 31, 2017, 2016 and 2015, we recorded net unrealized gains (losses) of ($365) million, ($791) million and ($856) million during 2017, 2016 and 2015, respectively.

FREDDIE MAC | 2017 Form 10-K	281

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

Available-for-Sale Securities

At December 31, 2017 and 2016, all available-for-sale securities were mortgage-related securities.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value by major security type for our securities classified as available-for-sale.

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Freddie Mac	$35,433	$499	$—	($462)	$35,470
Other agency	2,008	56	—	(11)	2,053
Non-agency RMBS	3,012	927	(5)	(1)	3,933
Non-agency CMBS	1,773	22	(9)	(2)	1,784
Obligations of states and political subdivisions	352	5	—	—	357
Total available-for-sale securities	$42,578	$1,509	($14)	($476)	$43,597

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Freddie Mac	$43,671	$563	$—	($582)	$43,652
Other agency	4,127	119	—	(25)	4,221
Non-agency RMBS	10,606	1,271	(62)	(18)	11,797
Non-agency CMBS	6,288	160	(3)	(23)	6,422
Obligations of states and political subdivisions	657	8	—	—	665
Total available-for-sale securities	$65,349	$2,121	($65)	($648)	$66,757

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.
The fair value of our available-for-sale securities held at December 31, 2017 scheduled to contractually mature after ten years was $41.1 billion, with an additional $1.9 billion scheduled to contractually mature after five years through ten years.

FREDDIE MAC | 2017 Form 10-K	282

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

Available-For-Sale Securities in a Gross Unrealized Loss Position

The table below presents available-for-sale securities in a gross unrealized loss position, and whether such securities have been in a gross unrealized loss position for less than 12 months, or 12 months or greater.

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$10,337	($107)	$9,251	($355)
Other agency	40	—	1,079	(11)
Non-agency RMBS	5	—	105	(6)
Non-agency CMBS	1,026	(2)	52	(9)
Obligations of states and political subdivisions	12	—	21	—
Total available-for-sale securities in a gross unrealized loss position	$11,420	($109)	$10,508	($381)

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$19,786	($559)	$1,732	($23)
Other agency	542	(6)	2,040	(19)
Non-agency RMBS	309	(1)	2,188	(79)
Non-agency CMBS	383	(2)	204	(24)
Obligations of states and political subdivisions	83	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$21,103	($568)	$6,164	($145)
At December 31, 2017, total gross unrealized losses on available-for-sale securities were $0.5 billion. The gross unrealized losses relate to 290 separate securities. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for an individual security may be in a gross unrealized gain position, while other lots for that security may be in a gross unrealized loss position.
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

FREDDIE MAC | 2017 Form 10-K	283

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

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
The evaluation of whether unrealized losses on available-for-sale securities are other-than-temporary requires significant management judgments, assumptions and consideration of numerous factors. We perform an evaluation on a security lot basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.
Freddie Mac and Other Agency Securities
The principal and interest on these securities are guaranteed. We generally hold these securities that are in an unrealized loss position to recovery. As a result, unless we intend to sell the security, we consider unrealized losses on these securities to be temporary.
Non-Agency Commercial Mortgage-Backed Securities
Non-agency CMBS are exposed to stresses in the commercial real estate market. We use an external model that utilizes underlying collateral performance, current and expected credit enhancements, and assumptions about the underlying collateral cash flows to identify securities that may have an increased risk of failing to make their contractual payments. While it is possible that, under certain conditions, collateral losses on our non-agency CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2017.
Non-Agency Residential Mortgage-Backed Securities Backed by Subprime, Option ARM, Alt-A and Other Loans
We believe the unrealized losses on the non-agency RMBS we hold are mainly attributable to poor underlying collateral performance, limited liquidity and risk premiums. In evaluating securities for impairment, we use an internal model that considers the credit performance of the underlying collateral, including current LTV ratio, delinquency status, servicer performance, loan modification terms and status, borrower credit information and the collectability of amounts from bond insurers. The model also incorporates assumptions about the economic environment, including future home prices and interest rates to project underlying collateral prepayment speeds, delinquency and default rates and loss severities. Circumstances in which it is expected that a principal and interest shortfall will occur and there is substantial uncertainty surrounding a bond insurer’s ability to pay all future claims can give rise to recognition of other-than-temporary impairment in earnings. For additional information regarding bond insurers, see Note 14.

FREDDIE MAC | 2017 Form 10-K	284

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

Our analysis is subject to change as new information regarding delinquencies, severities, loss timing, prepayments and other factors becomes available. While it is possible that, under certain conditions, collateral losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2017.
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
Other-than-temporary Impairments
We recognized $18 million, $191 million and $292 million in net impairment of available-for-sale securities in earnings during 2017, 2016 and 2015, respectively. For our available-for-sale securities in an unrealized loss position at December 31, 2017, we have asserted that we have no intent to sell and believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.
The ending balance of remaining credit losses on available-for-sale securities where a portion of other-than-temporary impairment was recognized in other comprehensive income was $1.1 billion, $4.1 billion and $5.3 billion as of 4Q 2017, 4Q 2016 and 4Q 2015, respectively.
Realized Gains and Losses on Sales of Available-For-Sale Securities

Gains and losses on the sale of securities are included in other gains (losses) on investment securities recognized in earnings, including those gains (losses) reclassified into earnings from AOCI. We use the specific identification method for determining the cost basis of a security in computing the gain or loss.
The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.

	Year Ended December 31,
(In millions)	2017	2016	2015
Gross realized gains	$1,792	$1,062	$1,371
Gross realized losses	(66)	(91)	(33)
Net realized gains	$1,726	$971	$1,338
Non-Cash Investing and Financing Activities

From time to time, we contribute PCs and Giant PCs held in our mortgage-related investments portfolio to non-consolidated REMIC trusts in exchange for beneficial interests in those same REMIC trusts. We account for this type of transaction as the acquisition of investment securities and the issuance of debt securities of consolidated trusts. During the years ended December 31, 2017 and 2015, we received investment securities as consideration for the issuance of debt securities of consolidated trusts of $0.9

FREDDIE MAC | 2017 Form 10-K	285

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

billion and $0.3 billion, respectively, as a result of these transactions. We did not have such activity during the year ended December 31, 2016.
In addition, from time to time, we may recombine all of the outstanding beneficial interests in a REMIC trust to effectively recreate the original Giant PC trust. In certain cases, we may receive only beneficial interests in the Giant PC trust as proceeds for our contribution of the collateral. Because the beneficial interest issued by the Giant PC is substantially the same as the PCs that ultimately collateralized the trust, we account for our interest in the Giant PC as an extinguishment of the outstanding debt securities of the underlying PC trusts. As a result, we account for this type of transaction as the transfer of investment securities in exchange for the extinguishment of debt securities of consolidated trusts. During the years ended December 31, 2017 and 2015, we extinguished debt securities of consolidated trusts as consideration for the transfer of investment securities of $0.2 billion and $0.5 billion as a result of these transactions. We did not have such activity during the year ended December 31, 2016.
During the fourth quarter of 2017, the following non-cash investing activities occurred:

■	We purchased $2.8 billion and sold $2.9 billion of non-mortgage-related securities that were traded, but not settled. We settled our purchase obligation during the first quarter of 2018.

■
We transferred unguaranteed multifamily CMBS securities to a non-consolidated resecuritization trust in exchange for guaranteed multifamily CMBS securities in the amount of $2.9 billion, of which $1.3 billion was reclassified from available-for-sale to trading.

FREDDIE MAC | 2017 Form 10-K	286

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

NOTE 8
Debt Securities and Subordinated Borrowings
The table below summarizes the interest expense per our consolidated statements of comprehensive income and the balances of total debt, net per our consolidated balance sheets.

	Balance, Net		Interest Expense
	As of December 31,		For The Year Ended December 31,
(In millions)	2017	2016	2017	2016	2015
Debt securities of consolidated trusts held by third parties	$1,720,996	$1,648,683	$47,656	$44,599	$45,536
Other debt:
Short-term debt	73,069	71,451	615	350	173
Long-term debt	240,565	281,870	5,372	5,837	6,435
Total other debt	313,634	353,321	5,987	6,187	6,608
Total debt, net	$2,034,630	$2,002,004	$53,643	$50,786	$52,144
On November 30, 2017, we started applying fair value hedge accounting to certain debt issuances. The fair value hedge accounting related basis adjustments are included in the table above.
Debt securities that we issue are classified as either debt securities of consolidated trusts held by third parties or other debt. We issue other debt to fund our operations.
With the exception of certain debt for which we elected the fair value option or designated in a qualifying fair value hedge relationship, our debt is reported at amortized cost. Deferred items, including premiums, discounts, issuance costs and hedging-related basis adjustments, are reported as a component of total debt, net. These items are amortized and reported through interest expense using the effective interest method over the contractual life of the related indebtedness. Amortization of premiums, discounts and issuance costs begins at the time of debt issuance. Amortization of hedging-related basis adjustments begins upon the discontinuation of the related hedge relationship.
We elected the fair value option on debt that contains embedded derivatives, including certain STACR and SCR debt notes. For additional information on STACR and SCR debt notes, see Note 6. Changes in the fair value of these debt obligations are recorded in other income, with any upfront costs and fees incurred or received in exchange for the issuance of the debt being recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities. For additional information on our election of the fair value option, see Note 15.
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

FREDDIE MAC | 2017 Form 10-K	287

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

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
Under the Purchase Agreement, without the prior written consent of Treasury, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Because of this debt limit, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Under the Purchase Agreement, the amount of our "indebtedness" is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs. Therefore, "indebtedness" generally does not include debt securities of consolidated trusts held by third parties. We also cannot become liable for any subordinated indebtedness without the prior consent of Treasury. See Note 2 for information regarding restrictions on the amount of mortgage-related securities that we may own.
Our debt cap under the Purchase Agreement was $407.2 billion in 2017 and declined to $346.1 billion on January 1, 2018. As of December 31, 2017, our aggregate indebtedness for purposes of the debt cap was $316.7 billion. Our aggregate indebtedness primarily includes the par value of other short- and long-term debt.
Debt Securities of Consolidated Trusts Held By Third Parties

Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Debt securities of consolidated trusts held by third parties are subject to prepayment risk as their payments are based upon the performance of the underlying mortgage loans that may be prepaid by the related mortgage borrower at any time without penalty.

FREDDIE MAC | 2017 Form 10-K	288

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.

	As of December 31, 2017				As of December 31, 2016
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2018 - 2055	$1,278,911	$1,318,350	3.68%	2017 - 2055	$1,193,329	$1,229,849	3.71%
20-year fixed-rate	2018 - 2038	73,866	76,022	3.43%	2017 - 2037	74,033	76,331	3.49%
15-year fixed-rate	2018 - 2033	260,633	266,241	2.86%	2017 - 2032	267,739	273,978	2.90%
Adjustable-rate	2018 - 2048	47,169	48,220	2.85%	2017 - 2047	52,991	54,205	2.69%
Interest-only	2026 - 2041	7,303	7,379	3.74%	2026 - 2041	10,007	10,057	3.47%
FHA/VA	2018 - 2046	847	866	4.85%	2017 - 2046	1,015	1,038	4.92%
Total Single-family		1,668,729	1,717,078			1,599,114	1,645,458
Multifamily	2019-2047	3,876	3,918	3.99%	2019 - 2033	3,048	3,225	4.63%
Total debt securities of consolidated trusts held by third parties		$1,672,605	$1,720,996			$1,602,162	$1,648,683

(1)	Includes $639 million and $144 million at December 31, 2017 and 2016, respectively, of debt of consolidated trusts that represents the fair value of debt securities with the fair value option elected.

(2)	The effective rate for debt securities of consolidated trusts held by third parties was 2.84% and 2.63% as of December 31, 2017 and 2016, respectively.
Other Short-Term Debt

As indicated in the table below, a majority of other short-term debt consisted of discount notes and Reference Bills® securities, paying only principal at maturity. Discount notes, Reference Bills® securities and medium-term notes are unsecured general corporate obligations. Securities sold under agreements to repurchase are effectively collateralized borrowings where we sell securities with an agreement to repurchase such securities at a future date. Certain medium-term notes that have original maturities of one year or less are classified as other short-term debt for purposes of this presentation.
The table below summarizes the balances and effective interest rates for other short-term debt.

	As of December 31, 2017			As of December 31, 2016
(Dollars in millions)	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Other short-term debt:
Discount notes and Reference Bills®	$45,717	$45,596	1.19%	$61,042	$60,976	0.47%
Medium-term notes	17,792	17,792	1.03%	7,435	7,435	0.41%
Securities sold under agreements to repurchase	9,681	9,681	1.06%	3,040	3,040	0.42%
Total other short-term debt	$73,190	$73,069	1.14%	$71,517	$71,451	0.47%

FREDDIE MAC | 2017 Form 10-K	289

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

Other Long-Term Debt

The table below summarizes our other long-term debt.

	As of December 31, 2017				As of December 31, 2016
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount	Weighted Average Effective Rate(2)
Other long-term debt:
Other senior debt:
Fixed-rate:
Medium-term notes — callable	2018 - 2037	$86,311	$86,284	1.47%	$76,412	$76,383	1.24%
Medium-term notes — non-callable	2018 - 2028	10,839	10,973	1.40%	13,742	13,987	1.08%
Reference Notes securities — non-callable	2018 - 2032	79,991	80,019	2.17%	118,702	118,727	2.17%
STACR and SCR	2031 - 2042	137	140	12.77%	95	95	13.00%
Variable-rate:
Medium-term notes — callable	2018 - 2032	27,510	27,475	1.95%	21,008	20,972	1.94%
Medium-term notes — non-callable	2018 - 2026	14,746	14,746	0.68%	33,077	33,076	0.48%
STACR	2023 - 2042	17,788	18,198	5.00%	14,507	14,745	4.34%
Zero-coupon:
Medium-term notes — callable		—	—	—%	1,000	296	6.17%
Medium-term notes — non-callable	2018 - 2039	5,141	2,415	5.94%	5,792	2,925	5.01%
Other	—	—	—	—%	438	281	5.93%
Hedging-related basis adjustments		N/A	(79)		N/A	15
Total other senior debt		242,463	240,171		284,773	281,502
Other subordinated debt:
Fixed-rate	2018	121	121	7.83%	121	120	7.84%
Zero-coupon	2019	332	273	10.51%	332	248	10.51%
Total other subordinated debt		453	394		453	368
Total other long-term debt		$242,916	$240,565	2.04%	$285,226	$281,870	1.81%

(1)
Represents par value, net of associated discounts or premiums and issuance costs. Includes $5.2 billion and $5.9 billion at December 31, 2017 and 2016, respectively, of other long term-debt that represents the fair value of debt securities with the fair value option elected.

(2)	Based on carrying amount.
A portion of our other long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.

FREDDIE MAC | 2017 Form 10-K	290

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

The table below summarizes the contractual maturities of other long-term debt securities at December 31, 2017.

(In millions)	Par Value
Annual Maturities
Other long-term debt (excluding STACR and SCR):
2018	$70,557
2019	57,689
2020	38,117
2021	22,809
2022	18,538
Thereafter	17,281
Debt securities of consolidated trusts held by third parties, STACR and SCR(1)	1,690,530
Total	1,915,521
Net discounts, premiums, debt issuance costs, hedge-related and other basis adjustments(2)	46,040
Total debt securities of consolidated trusts held by third parties, STACR, SCR and other long-term debt	$1,961,561

(1)
Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time without penalty.

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

FREDDIE MAC | 2017 Form 10-K	291

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

NOTE 9
Derivatives
On October 1, 2017, we adopted accounting guidance that modifies the presentation of hedge accounting results disclosed in our consolidated statements of comprehensive income and in the notes to the consolidated financial statements. For qualifying fair value hedge relationships, the modifications include presenting all changes in the fair value of the derivative hedging instrument in the same consolidated statements of comprehensive income line used to present the earnings effect of the hedged item. For qualifying fair value hedge relationships, the modifications also include separate disclosures of cumulative basis adjustments and their impact to the hedged item’s carrying value.
Derivatives are reported at their fair value on our consolidated balance sheets. Derivatives in a net asset position, including net derivative interest receivable or payable, are reported as derivative assets, net. Similarly, derivatives in a net liability position, including net derivative interest receivable or payable, are reported as derivative liabilities, net. We offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Changes in fair value and interest accruals on derivatives not in qualifying fair value hedge relationships are recorded as derivative gains (losses) in our consolidated statements of comprehensive income. Non-cash collateral held is not recognized on our consolidated balance sheets as we do not obtain effective control over the collateral, and non-cash collateral posted is not de-recognized from our consolidated balance sheets as we do not relinquish effective control over the collateral. Therefore, non-cash collateral held or posted is not presented as an offset against derivative assets or derivative liabilities on our consolidated balance sheets.
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
Use of Derivatives

We use derivatives primarily to hedge interest-rate sensitivity mismatches between our financial assets and liabilities. We analyze the interest-rate sensitivity of financial assets and liabilities on a daily basis across a variety of interest-rate scenarios based on market prices, models and economics. When we use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty credit risk and our overall risk management strategy.
We classify derivatives into three categories:

■	Exchange-traded derivatives;

■	Cleared derivatives; and

FREDDIE MAC | 2017 Form 10-K	292

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

■	OTC derivatives.
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
Types of Derivatives

We principally use the following types of derivatives:

■	LIBOR-based interest-rate swaps;

■	LIBOR- and Treasury-based purchased options (including swaptions); and

■	LIBOR- and Treasury-based exchange-traded futures.
We also purchase swaptions on credit indices in order to obtain protection against adverse movements in multifamily spreads which may affect the profitability of our K Certificate or SB Certificate transactions.
In addition to swaps, futures and purchased options, our derivative positions include written options and swaptions, commitments and credit derivatives.
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
Commitments

We routinely enter into commitments that include commitments to:

■	Purchase and sell investments in securities;

■	Purchase and sell loans; and

■	Purchase and extinguish or issue debt securities of our consolidated trusts.
Most of these commitments are considered derivatives and therefore are subject to the accounting guidance for derivatives and hedging.
Credit Derivatives

We have purchased loans containing debt cancellation contracts, which provide for mortgage debt or payment cancellation for borrowers who experience unanticipated losses of income dependent on a

FREDDIE MAC | 2017 Form 10-K	293

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

covered event. The rights and obligations under these agreements have been assigned to the servicers. However, in the event the servicer does not perform as required by contract, we would be obligated under our guarantee to make the required contractual payments.
Hedge Accounting

Fair Value Hedges
On February 2, 2017, we started applying fair value hedge accounting to certain single-family mortgage loans where we hedge the changes in fair value of these loans attributable to the designated benchmark interest rate (i.e., LIBOR), using LIBOR-based interest-rate swaps. The hedge period is one day, and we re-balance our hedge relationships on a daily basis. In addition, on November 30, 2017, we started applying fair value hedge accounting to certain issuances of debt where we hedge the changes in fair value of the debt attributable to the designated benchmark interest rate (i.e., LIBOR), using LIBOR-based interest-rate swaps.
We apply hedge accounting to qualifying hedge relationships. A qualifying hedge relationship exists when changes in the fair value of a derivative hedging instrument are expected to be highly effective in offsetting changes in the fair value of the hedged item attributable to the risk being hedged during the term of the hedge relationship. No amounts have been excluded from the assessment of hedge effectiveness. To assess hedge effectiveness, we use a statistical regression analysis.
At inception of the hedge relationship, we prepare formal contemporaneous documentation of our risk management objective and strategies for undertaking the hedge.
Beginning on October 1, 2017, due to the adoption of amended hedge accounting guidance, if a hedge relationship qualifies for fair value hedge accounting, all changes in fair value of the derivative hedging instrument, including interest accruals, are recognized in the same consolidated statements of comprehensive income line item used to present the earnings effect of the hedged item. Therefore, changes in the fair value of the hedged item, mortgage loans and debt, attributable to the risk being hedged are recognized in interest income - mortgage loans and interest expense, respectively, along with the changes in the fair value of the respective derivative hedging instruments. Prior to October 1, 2017, if the hedge relationship qualified for hedge accounting, changes in fair value of the derivative hedging instrument and changes in the fair value of the hedged item attributable to the risk being hedged were recognized in other income (loss) and interest accruals on the derivative hedging instrument were included in derivative gains (losses).
Changes in the fair value of the hedged item attributable to the risk being hedged are recognized as a cumulative basis adjustment against the mortgage loans and debt. The cumulative basis adjustments are amortized to the same consolidated statements of comprehensive income line item used to present the changes in fair value of the hedged item using the effective interest method considering the contractual terms of the hedged item, with amortization beginning no later than the period in which hedge accounting was discontinued.

FREDDIE MAC | 2017 Form 10-K	294

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

Cash Flow Hedges

There are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately. Amounts reclassified from AOCI are recorded in interest expense. In the years ended December 31, 2017 and 2016, we reclassified from AOCI into earnings, losses of $164 million and $192 million, respectively, related to closed cash flow hedges. See Note 11 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.

	As of December 31, 2017			As of December 31, 2016
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$213,717	$2,121	($1,224)	$313,106	$4,337	($2,703)
Pay-fixed	185,400	751	(5,008)	271,477	2,586	(9,684)
Basis (floating to floating)	5,244	—	(2)	1,450	1	—
Total interest-rate swaps	404,361	2,872	(6,234)	586,033	6,924	(12,387)
Option-based:
Call swaptions
Purchased	58,975	2,709	—	60,730	2,817	—
Written	4,650	—	(101)	1,350	—	(78)
Put swaptions
Purchased(1)	47,810	1,058	—	48,080	1,442	—
Written	3,000	—	(20)	3,200	—	(28)
Other option-based derivatives(2)	10,683	757	—	11,032	795	—
Total option-based	125,118	4,524	(121)	124,392	5,054	(106)
Futures	267,385	—	—	138,294	—	—
Commitments	54,207	44	(64)	45,353	289	(151)
Credit derivatives	3,569	7	(46)	2,951	1	(27)
Other	2,906	1	(19)	2,879	—	(21)
Total derivatives not designated as hedging instruments	857,546	7,448	(6,484)	899,902	12,268	(12,692)
Designated as fair value hedges
Interest-rate swaps:
Receive-fixed	83,352	2	(714)	—	—	—
Pay-fixed	69,402	1,388	(291)	—	—	—
Total derivatives designated as fair value hedges	152,754	1,390	(1,005)	—	—	—
Derivative interest receivable (payable)		1,407	(1,596)		1,442	(1,770)
Netting adjustments(3)		(9,870)	8,816		(12,963)	13,667
Total derivative portfolio, net	$1,010,300	$375	($269)	$899,902	$747	($795)

(1)
Includes swaptions on credit indices with a notional or contractual amount of $13.4 billion and $10.9 billion at December 31, 2017 and December 31, 2016, respectively, and a fair value of $5 million at both December 31, 2017 and December 31, 2016.

(2)	Primarily consists of purchased interest-rate caps and floors and options on Treasury futures.

FREDDIE MAC | 2017 Form 10-K	295

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

(3)	Represents counterparty netting and cash collateral netting.
See Note 10 for information related to our derivative counterparties and collateral held and posted.
Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our consolidated statements of comprehensive income as derivative gains (losses). In addition, for the first three quarters of 2017, the table includes the accrual of periodic cash settlements on derivatives in qualifying hedge relationships.

	Year Ended December 31,
(In millions)	2017	2016	2015
Not designated as hedges
Interest-rate swaps:
Receive-fixed	($1,343)	($3,539)	$35
Pay-fixed	1,972	3,717	(811)
Basis (floating to floating)	(3)	—	(2)
Total interest-rate swaps	626	178	(778)
Option based:
Call swaptions
Purchased	(404)	234	371
Written	24	(45)	(9)
Put swaptions
Purchased	(673)	210	(249)
Written	50	35	77
Other option-based derivatives(1)	(38)	(13)	68
Total option-based	(1,041)	421	258
Other:
Futures	144	334	(5)
Commitments	(91)	631	63
Credit derivatives	(29)	(75)	(37)
Other	(7)	(3)	1
Total other	17	887	22
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	1,511	2,316	2,568
Pay-fixed interest-rate swaps	(3,101)	(4,077)	(4,768)
Other	—	1	2
Total accrual of periodic cash settlements	(1,590)	(1,760)	(2,198)
Total	($1,988)	($274)	($2,696)

(1)	Primarily consists of purchased interest-rate caps and floors and options on Treasury futures.
The table below presents the gains and losses on derivatives and hedged items while designated in qualifying fair value hedge relationships. During 2016, there were no derivatives designated in qualifying fair value hedge relationships.

FREDDIE MAC | 2017 Form 10-K	296

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

	Year Ended December 31, 2017
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Other Income (Loss)
Total amounts of income and expense line items presented in our consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$63,735	($53,643)	$7,480

Gain or (loss) on fair value hedging relationships:
Interest contracts on mortgage loans held-for-investment:(1)
Hedged items	($107)	$—	$351
Derivatives designated as hedging instruments(2)	$313	$—	($215)
Interest contracts on debt:
Hedged items	$—	$93	$—
Derivatives designated as hedging instruments(3)	$—	($53)	$—

(1)
For the first three quarters of 2017, the gains or losses on derivatives and hedged items were recorded in other income (loss). Beginning in 4Q 2017, gains or losses are recorded in interest income - mortgage loans in our consolidated statements of comprehensive income due to adoption of amended hedge accounting guidance.

(2)
The gain or (loss) on fair value hedging relationships excludes $(83) million of interest accruals which were recorded in interest income - mortgage loans in our consolidated statements of comprehensive income.

(3)	The gain or (loss) on fair value hedging relationships excludes $8 million of interest accruals which were recorded in interest expense in our consolidated statements of comprehensive income.
Cumulative Basis Adjustments due to Fair Value Hedging

The table below presents the hedged item cumulative basis adjustments due to qualifying fair value hedging and the related hedged item carrying amounts by their respective balance sheet line item.

	As of December 31, 2017
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount
(In millions)		Total	Discontinued - Hedge Related
Mortgage loans held-for-investment	$128,140	$198	$198
Debt	($92,277)	$79	($14)

	As of December 31, 2016
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount
(In millions)		Total	Discontinued - Hedge Related
Mortgage loans held-for-investment	$—	$—	$—
Debt	($8,546)	($15)	($15)

FREDDIE MAC | 2017 Form 10-K	297

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

NOTE 10
Collateralized Agreements and Offsetting Arrangements
Derivative Portfolio

Derivative Counterparties
Our use of cleared derivatives, exchange-traded derivatives and OTC derivatives exposes us to counterparty credit risk. We are required to post margin in connection with our derivatives transactions. This requirement exposes us to counterparty credit risk in the event that our counterparties fail to meet their obligations. However, the use of cleared and exchange-traded derivatives decreases our credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties. OTC derivatives expose us to the credit risk of individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its obligations.
Our use of interest-rate swaps and option-based derivatives is subject to internal credit and legal reviews. On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties, clearinghouses and clearing members to confirm that they continue to meet our internal risk management standards.
Over-the-Counter Derivatives

We use master netting and collateral agreements to reduce our credit risk exposure to our OTC derivative counterparties for interest-rate swap and option-based derivatives. Master netting agreements provide for the netting of amounts receivable and payable from an individual counterparty, as well as posting of collateral in the form of cash, Treasury securities or agency mortgage-related or debt securities, or a combination of both by either the counterparty or us, depending on which party is in a liability position. Although it is our practice not to repledge assets held as collateral, these agreements may allow us or our counterparties to repledge all or a portion of the collateral.
We have master netting agreements in place with all of our OTC derivative counterparties. On a daily basis, the market value of each counterparty’s derivatives outstanding is calculated to determine the amount of our net credit exposure, which is equal to the market value of derivatives in a net gain position by counterparty after giving consideration to collateral posted. In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to sell the collateral. As a result, our use of master netting and collateral agreements reduces our exposure to our counterparties in the event of default.
In the event that all of our counterparties for OTC interest-rate swaps and option-based derivatives were to have defaulted simultaneously on December 31, 2017, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been

FREDDIE MAC | 2017 Form 10-K	298

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

approximately $41 million. A significant majority of our net uncollateralized exposure to OTC derivative counterparties is concentrated among four counterparties, all of which were investment grade as of December 31, 2017. We regularly review the market value of securities pledged as collateral and derivative counterparty collateral posting thresholds, where applicable, in an effort to manage our exposure to losses.
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
However, for OTC derivative transactions executed before March 1, 2017 the amount of collateral we pledge to counterparties related to our derivative instruments is determined after giving consideration to our credit rating. The aggregate fair value of our OTC derivative instruments containing credit-risk related contingent features, netted by counterparty, that were in a liability position on December 31, 2017 was $0.8 billion for which we posted cash and non-cash collateral of $0.7 billion in the normal course of business. A reduction in our credit ratings may trigger additional collateral requirements related to these OTC derivative instruments. If a reduction in our credit ratings had triggered additional collateral requirements related to these OTC derivative instruments on December 31, 2017, we would have been required to post an additional $99 million of collateral to our counterparties.
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
In October 2017, the CFTC issued an interpretation letter clarifying that variation margin payments for cleared swaps constitute daily settlement of exposure and not the posting of margin collateral. For certain of our cleared swaps transacted with the Chicago Mercantile Exchange (CME), during 1Q 2017 we changed the characterization of variation margin payments from posting of margin collateral to settlements, as a result of certain rule amendments made by the CME. Consistent with the CFTC interpretation letter, the LCH Group updated its rulebook during 1Q 2018 to change the characterization of variation margin payments on cleared swaps to constitute settlements. However, we do not expect this change to materially affect our financial condition or result of operations.
Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total exposure on our forward purchase and sale commitments was $44 million and $289 million at December 31, 2017 and 2016, respectively.

FREDDIE MAC | 2017 Form 10-K	299

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

Many of our transactions involving forward purchase and sale commitments of mortgage-related securities utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation ("MBSD/FICC") as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the counterparty credit risk of the organization (including its clearing members). In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we could be subject to the loss of any or the entire margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed that amount, as members are generally required to cover losses caused by defaulting members on a pro rata basis. It is difficult to estimate our maximum exposure under these transactions, as this would require an assessment of transactions that we and other members of the MBSD/FICC may execute in the future.
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
Beginning in 2017, we began to utilize the GSD/FICC as a clearinghouse to transact many of our trades involving securities purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. As a clearing member of GSD/FICC, we are required to post initial and variation margin payments and are exposed to the counterparty credit risk of GSD/FICC (including its clearing members). Although our membership provides us with the right to offset certain of our open receivable and payable positions by collateral type, we have elected not to offset these positions within our condensed consolidated balance sheets. In the event a clearing member fails and causes losses to the GSD/FICC clearing system, we could be subject to the loss of any or the entire margin that we have posted to the GSD/FICC. Moreover, our exposure could exceed that amount, as members are generally require to cover losses caused by defaulting members on a pro rata basis. It is difficult to estimate our maximum exposure under these transactions, as this would require an assessment of transactions that we and other members of the GSD/FICC may execute in the future.
Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are effectively collateralized borrowings where we sell securities with an agreement to repurchase such securities at a future date. We are required to pledge the sold securities to the counterparties to these transactions as collateral for our obligation to

FREDDIE MAC | 2017 Form 10-K	300

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

repurchase these securities at a later date. Similar to the securities purchased under agreements to resell transactions, these transactions involve the legal transfer of securities. However, they are accounted for as secured financings because they require the identical or substantially the same securities to be subsequently repurchased. These agreements may allow our counterparties to repledge all or a portion of the collateral. Beginning in 2017, certain of our trades involving securities sold under agreements to repurchase utilized GSD/FICC as a clearinghouse.
Offsetting of Financial Assets and Liabilities

When we receive cash collateral, we recognize the amount received along with a corresponding obligation to return the collateral. When we post cash collateral, we derecognize the amount posted along with a corresponding asset for our right to receive the return of the collateral. We generally do not recognize or derecognize collateral received or pledged in the form of securities as the transferor in such arrangements does not relinquish effective control over the securities transferred. See Note 9 for additional information on our consolidated balance sheets presentation of collateral related to derivatives transactions. At December 31, 2017 and 2016, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
The table below displays offsetting and collateral information related to derivatives, securities purchased under agreements to resell and securities sold under agreements to repurchase. Securities sold under agreements to repurchase are included in debt, net on our consolidated balance sheets.

FREDDIE MAC | 2017 Form 10-K	301

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

	As of December 31, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,648	($5,499)	($1,903)	$246	($205)	$41
Cleared and exchange-traded derivatives	2,545	(2,266)	(202)	77	—	77
Other	52	—	—	52	—	52
Total derivatives	10,245	(7,765)	(2,105)	375	(205)	170
Securities purchased under agreements to resell(3)	55,903	—	—	55,903	(55,903)	—
Total	$66,148	($7,765)	($2,105)	$56,278	($56,108)	$170
Liabilities:
Derivatives:
OTC interest-rate swaps and option-based derivatives	($6,285)	$5,499	$688	($98)	$—	($98)
Cleared and exchange-traded derivatives	(2,671)	2,266	363	(42)	—	(42)
Other	(129)	—	—	(129)	—	(129)
Total derivatives	(9,085)	7,765	1,051	(269)	—	(269)
Securities sold under agreements to repurchase	(9,681)	—	—	(9,681)	9,681	—
Total	($18,766)	$7,765	$1,051	($9,950)	$9,681	($269)

	As of December 31, 2016
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$8,531	($6,367)	($1,760)	$404	($353)	$51
Cleared and exchange-traded derivatives	4,889	(4,674)	(162)	53	—	53
Other	290	—	—	290	—	290
Total derivatives	13,710	(11,041)	(1,922)	747	(353)	394
Securities purchased under agreements to resell(3)	51,548	—	—	51,548	(51,548)	—
Total	$65,258	($11,041)	($1,922)	$52,295	($51,901)	$394
Liabilities:
Derivatives:
OTC interest-rate swaps and option-based derivatives	($7,298)	$6,367	$469	($462)	$274	($188)
Cleared and exchange-traded derivatives	(6,965)	4,705	2,126	(134)	—	(134)
Other	(199)	—	—	(199)	—	(199)
Total derivatives	(14,462)	11,072	2,595	(795)	274	(521)
Securities sold under agreements to repurchase	(3,040)	—	—	(3,040)	3,040	—
Total	($17,502)	$11,072	$2,595	($3,835)	$3,314	($521)

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $3.1 billion and $3.4 billion as of December 31, 2017 and 2016, respectively.

(3)
At December 31, 2017 and 2016, we had $3.4 billion and $4.0 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge.

FREDDIE MAC | 2017 Form 10-K	302

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. At December 31, 2017, we had $2.4 billion pledged to us as collateral that was classified as restricted cash on our consolidated balance sheets.
Collateral Pledged by Freddie Mac
The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.

	As of December 31, 2017
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$375	$—	$111	$486
Trading securities	2,766	9,705	362	12,833
Total securities pledged	$3,141	$9,705	$473	$13,319

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

	As of December 31, 2017
(In millions)	Overnight and continuous	30 days or less	After 30 days through 90 days	Greater than 90 days	Total
U.S. Treasury securities	$—	$9,705	$—	$—	$9,705

FREDDIE MAC | 2017 Form 10-K	303

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

NOTE 11
Stockholders’ Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The table below presents changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges and our defined benefit plans.

	Year Ended December 31, 2017
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$915	($480)	$21	$456
Other comprehensive income before reclassifications(1)	857	—	63	920
Amounts reclassified from accumulated other comprehensive income	(1,110)	124	(1)	(987)
Changes in AOCI by component	(253)	124	62	(67)
Ending balance	$662	($356)	$83	$389

	Year Ended December 31, 2016
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$1,740	($621)	$34	$1,153
Other comprehensive income before reclassifications(1)	(318)	—	(10)	(328)
Amounts reclassified from accumulated other comprehensive income	(507)	141	(3)	(369)
Changes in AOCI by component	(825)	141	(13)	(697)
Ending balance	$915	($480)	$21	$456

	Year Ended December 31, 2015
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$2,546	($803)	($13)	$1,730
Other comprehensive income before reclassifications(1)	(123)	—	48	(75)
Amounts reclassified from accumulated other comprehensive income	(683)	182	(1)	(502)
Changes in AOCI by component	(806)	182	47	(577)
Ending balance	$1,740	($621)	$34	$1,153

(1)	For the years ended December 31, 2017, 2016 and 2015, net of tax expense of $0.5 billion, ($0.2) billion and $0.1 billion, respectively, for AOCI related to available-for-sale securities.

FREDDIE MAC | 2017 Form 10-K	304

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.

	Year Ended December 31,
(In millions)	2017	2016	2015
AOCI related to available-for-sale securities
Affected line items in the consolidated statements of comprehensive income:
Other gains (losses) on investment securities recognized in earnings	$1,726	$971	$1,343
Net impairment of available-for-sale securities recognized in earnings	(18)	(191)	(292)
Total before tax	1,708	780	1,051
Income tax (expense) or benefit	(598)	(273)	(368)
Net of tax	1,110	507	683

AOCI related to cash flow hedge relationships
Affected line items in the consolidated statements of comprehensive income:
Interest expense	(164)	(192)	(230)
Income tax (expense) or benefit	40	51	48
Net of tax	(124)	(141)	(182)

AOCI related to defined benefit plans
Affected line items in the consolidated statements of comprehensive income:
Salaries and employee benefits	2	4	1
Income tax (expense) or benefit	(1)	(1)	—
Net of tax	1	3	1
Total reclassifications in the period net of tax	$987	$369	$502
Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.4 billion and $0.5 billion at December 31, 2017 and 2016, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $111 million, net of taxes, of the $0.4 billion of cash flow hedge losses in AOCI at December 31, 2017 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 16 years.

FREDDIE MAC | 2017 Form 10-K	305

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

Senior Preferred Stock

Pursuant to the Purchase Agreement described in Note 2, we issued one million shares of senior preferred stock to Treasury on September 8, 2008, in partial consideration of Treasury’s commitment to provide funds to us.
Shares of the senior preferred stock have a par value of $1, and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the Purchase Agreement and any quarterly commitment fees that are not paid in cash to Treasury nor waived by Treasury will be added to the liquidation preference of the senior preferred stock. The liquidation preference also was increased by $3.0 billion on December 31, 2017 pursuant to the Letter Agreement. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock in limited circumstances. As discussed in Note 2, the quarterly commitment fee has been suspended.
Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers and privileges of the Board. The dividend is presented in the period in which it is determinable for the senior preferred stock, as a reduction to net income (loss) available to common stockholders and net income (loss) per common share. The dividend is declared and paid in the following period and recorded as a reduction to equity in the period declared. Total dividends paid in cash during 2017, 2016 and 2015 at the direction of the Conservator were $10.9 billion, $5.0 billion and $5.5 billion, respectively. See Note 2 for a discussion of our net worth sweep dividend.
The senior preferred stock is senior to our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. The senior preferred stock provides that we may not, at any time, declare or pay dividends on, make distributions with respect to, redeem, purchase or acquire, or make a liquidation payment with respect to, any common stock or other securities ranking junior to the senior preferred stock unless:
■ Full cumulative dividends on the outstanding senior preferred stock (including any unpaid dividends added to the liquidation preference) have been declared and paid in cash; and
■ All amounts required to be paid with the net proceeds of any issuance of capital stock for cash (as described below) have been paid in cash.
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

FREDDIE MAC | 2017 Form 10-K	306

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment set forth in the Purchase Agreement; however, we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of accrued and unpaid dividends previously added to the liquidation preference and not previously paid down and quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. If, after termination of Treasury’s funding commitment, we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be deemed to have been redeemed as of the payment date.
The table below provides a summary of our senior preferred stock outstanding at December 31, 2017.

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw Adjustment Dates:
September 8, 2008	1.00	1.00	$1.00	$1,000	$1,000
December 31, 2017	—	—	—	N/A	3,000
Draw Dates:
November 24, 2008	—	—	—	N/A	13,800
March 31, 2009	—	—	—	N/A	30,800
June 30, 2009	—	—	—	N/A	6,100
June 30, 2010	—	—	—	N/A	10,600
September 30, 2010	—	—	—	N/A	1,800
December 30, 2010	—	—	—	N/A	100
March 31, 2011	—	—	—	N/A	500
September 30, 2011	—	—	—	N/A	1,479
December 30, 2011	—	—	—	N/A	5,992
March 30, 2012	—	—	—	N/A	146
June 29, 2012	—	—	—	N/A	19
Total, senior preferred stock	1.00	1.00	$1.00		$75,336
No cash was received from Treasury under the Purchase Agreement in 2017, because we had positive net worth at December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017 and, consequently, FHFA did not request a draw on our behalf. Pursuant to the Letter Agreement, the aggregate liquidation preference of the senior preferred stock increased by $3.0 billion to $75.3 billion on December 31, 2017.
Because we had a net worth deficit at December 31, 2017, FHFA, as Conservator, will submit a draw request, on our behalf, to Treasury under the Purchase Agreement. Upon the funding of this draw request, the aggregate liquidation preference of the senior preferred stock will increase to $75.6 billion. Since we had a net worth deficit at December 31, 2017, no dividend will be paid to Treasury in March 2018.

FREDDIE MAC | 2017 Form 10-K	307

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

Our quarterly senior preferred stock dividend requirement is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds the applicable Capital Reserve Amount, which was established at $3.0 billion for 2013; gradually declined to $600 million for 2017; and will be $3.0 billion in 2018 and thereafter (unless we were not to pay a dividend requirement in full in a future period, which would cause the applicable Capital Reserve Amount to thereafter be zero). See Note 2 for additional information.
Common Stock Warrant

Pursuant to the Purchase Agreement described in Note 2, on September 7, 2008, we issued a warrant to purchase common stock to Treasury, in partial consideration of Treasury’s commitment to provide funds to us.
The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to us of a notice of exercise, payment of the exercise price of $0.00001 per share and the warrant. If the market price of one share of our common stock is greater than the exercise price, then, instead of paying the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person.
We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock in our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the shares associated with the warrant are included in the computation of basic and diluted earnings (loss) per share. The weighted average shares of common stock outstanding for the years ended December 31, 2017, 2016 and 2015 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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

FREDDIE MAC | 2017 Form 10-K	308

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

The table below provides a summary of our preferred stock outstanding at their redemption values at December 31, 2017.

(In millions, except redemption price per share)	Issue Date	Shares Authorized	Shares Outstanding	Total Par Value	Redemption Price per Share	Total Outstanding Balance	Redeemable On or After	OTCQB Symbol
Preferred stock:
1996 Variable-rate(1)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FMCCI
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(2)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FMCKK
1998 Variable-rate(3)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FMCCG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FMCCH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(2)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(2)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FMCCK
1999 Variable-rate(4)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FMCCL
2001 Variable-rate(5)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FMCCM
2001 Variable-rate(6)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FMCCN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FMCCO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FMCCP
2001 Variable-rate(7)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FMCCJ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FMCKP
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(2)
2006 Variable-rate(8)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FMCCS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FMCCT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FMCKO
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FMCKM
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FMCKN
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FMCKL
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FMCKI
2007 Fixed-to-floating rate(9)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FMCKJ
Total, preferred stock		464.17	464.17	$464.17		$14,109

(1)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 9.00%.

(2)	Issued through private placement.

(3)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 7.50%.

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

FREDDIE MAC | 2017 Form 10-K	309

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

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
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2017 and 2016, except for issuances of treasury stock as reported on our consolidated statements of equity relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. During 2017, the deferral period lapsed on 8,107 RSUs. At December 31, 2017, 1,403 RSUs remained outstanding. There are no remaining restrictions on outstanding RSUs. In addition, there were 41,160 shares of restricted stock outstanding at both December 31, 2017 and 2016. At December 31, 2017, no stock options were outstanding.
Earnings Per Share

Under our prior stock-based compensation plans we issued participating securities related to options and RSUs with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. These participating securities consist of:
■ Vested options to purchase common stock; and
■ Vested RSUs that earn dividend equivalents at the same rate when and as declared on common stock.
Consequently, in accordance with accounting guidance, we use the "two-class" method of computing earnings per common share. The "two-class" method is an earnings allocation formula that determines earnings per share for common stock and participating securities based on dividends declared and participation rights in undistributed earnings.
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
Diluted earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding during the period adjusted for the dilutive effect of common equivalent shares outstanding. For periods with net income attributable to common stockholders, the calculation includes the effect of the following common stock equivalent shares outstanding:
■ Weighted average shares related to stock options if the average market price during the period

FREDDIE MAC | 2017 Form 10-K	310

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

exceeds the exercise price; and
■ The weighted-average of RSUs.
During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect.
For purposes of the earnings-per-share calculation, antidilutive potential common shares excluded from the computation of dilutive potential common shares were 0, 22,684 and 146,474 at December 31, 2017, 2016, and 2015, respectively.
Dividends Declared

No common dividends were declared in 2017. During the three months ended March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017, we paid dividends of $4.5 billion, $2.2 billion $2.0 billion, and $2.2 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 2017.
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

FREDDIE MAC | 2017 Form 10-K	311

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

NOTE 12: INCOME TAXES
Income Tax Expense

Total income tax expense includes:
■ Current income tax expense, which represents the amount of federal tax currently payable to or receivable from the Internal Revenue Service, including interest and penalties and amounts accrued for unrecognized tax benefits, if any, and;
■ Deferred income tax expense, which represents the net change in the deferred tax asset or liability balance during the year, including any change in the valuation allowance.
Income tax expense excludes the tax effects related to adjustments recorded to other comprehensive income, such as unrealized gains and losses on available-for-sale securities.
The Tax Cuts and Jobs Act enacted in December 2017 reduced the statutory corporate income tax rate from 35% to 21%. Although not effective until January 1, 2018, accounting rules require that we measure our net deferred tax asset using the reduced rate in the period in which the legislation was enacted. Therefore, we reduced our net deferred tax asset by $5.4 billion, with a corresponding charge to deferred income tax expense.
The table below presents the components of our federal income tax expense for 2017, 2016 and 2015. We are exempt from state and local income taxes.

	Year Ended December 31,
(In millions)	2017	2016	2015
Current income tax expense	($3,436)	($1,037)	($1,243)
Deferred income tax expense	(7,773)	(2,787)	(1,655)
Total income tax expense	($11,209)	($3,824)	($2,898)
The increase in income tax expense from 2016 to 2017 is primarily due to the reduction of our net deferred tax asset as a result of the enactment of the Tax Cuts and Jobs Act. The increase in income tax expense from 2015 to 2016 is primarily due to an increase in pre-tax income.

FREDDIE MAC | 2017 Form 10-K	312

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

The table below presents the reconciliation between our federal statutory income tax rate and our effective tax rate for 2017, 2016 and 2015.

	Year Ended December 31,
	2017		2016		2015
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory corporate tax rate	($5,892)	35.0%	($4,074)	35.0%	($3,246)	35.0%
Tax-exempt interest	39	(0.2)%	36	(0.3)%	52	(0.6)%
Tax credits	135	(0.8)%	243	(2.1)%	346	(3.7)%
Valuation allowance	(54)	0.3%	—	—	—	—
Revaluation of deferred tax asset to enacted rate	(5,405)	32.1%	—	—	—	—
Other	(32)	0.2%	(29)	0.3%	(50)	0.5%
Effective tax rate	($11,209)	66.6%	($3,824)	32.9%	($2,898)	31.2%

Deferred Tax Assets, Net

We use the asset and liability method of accounting for income taxes for financial reporting purposes. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates as well as tax net operating loss and tax credit carryforwards, if any. To the extent tax laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted. The realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income.
The table below presents the balance of significant deferred tax assets and liabilities at December 31, 2017 and 2016. The valuation allowance relates to capital loss carryforwards included in Other Items, net that we expect to expire unused.

	Year Ended December 31,
(In millions)	2017	2016
Deferred tax assets:
Deferred fees	$4,679	$6,662
Basis differences related to derivative instruments	2,041	4,006
Credit related items and allowance for loan losses	291	1,045
Basis differences related to assets held for investment	1,288	2,310
LIHTC partnerships and AMT credit carryforward	—	2,156
Other items, net	55	131
Total deferred tax assets	8,354	16,310
Deferred tax liabilities:
Unrealized gains related to available-for-sale securities	(214)	(492)
Total deferred tax liabilities	(214)	(492)
Valuation Allowance	(33)	—
Deferred tax assets, net	$8,107	$15,818

FREDDIE MAC | 2017 Form 10-K	313

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

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
Based on all positive and negative evidence available at December 31, 2017, we determined that it is more likely than not that our net deferred tax assets, except for a portion of the deferred tax asset related to our capital loss carryforwards, will be realized.
Unrecognized Tax Benefits and IRS Examinations

We recognize a tax position taken or expected to be taken (and any associated interest and penalties) if it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of December 31, 2017.

FREDDIE MAC | 2017 Form 10-K	314

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

NOTE 13
Segment Reporting
We have three reportable segments, which are based on the type of business activities each performs - Single-family Guarantee, Multifamily and Capital Markets. The chart below provides a summary of our three reportable segments and the All Other category.

Segment/Category	Description		Activities/Items		Financial Performance Measurement Basis

Single-family Guarantee
The Single-family Guarantee segment reflects results from our purchase, securitization and guarantee of single-family loans and the management of single-family mortgage credit risk. In most instances, we securitize the loans and guarantee the payment of principal and interest on the mortgage-related securities in exchange for guarantee fees.
Segment Earnings for this segment consist primarily of guarantee fee income, less credit-related expenses, credit risk transfer expenses, administrative expenses, allocated funding costs and amounts related to net float income or expenses.
		•	Purchase and guarantee of single-family mortgage loans	•	Contribution to GAAP net income (loss)
		•	Credit risk transfer transactions
		•	Loss mitigation activities
		•	Managing foreclosure and REO activities
		•	Tax expense/benefit
		•	Allocated debt costs and administrative expenses

FREDDIE MAC | 2017 Form 10-K	315

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

Segment/Category	Description		Activities/Items		Financial Performance Measurement Basis

Multifamily
The Multifamily segment reflects results from our purchase, sale, securitization and guarantee of multifamily loans and securities, our investments in those loans and securities and the management of multifamily mortgage credit risk and market spread risk. Our primary business model is to purchase multifamily loans for aggregation and then securitization through issuance of multifamily K Certificates and SB Certificates. We also issue and guarantee other securitization products, issue other credit risk transfer products and provide other mortgage-related guarantees.

Segment Earnings for this segment consist primarily of returns on assets related to multifamily investment activities and guarantee fee income, less credit-related expenses, administrative expenses and allocated funding costs.
		•	Multifamily loans held-for-sale and associated securitization activities (i.e., K Certificates and SB Certificates)	•	Contribution to GAAP comprehensive income (loss)
		•	Investments in CMBS and multifamily loans held-for-investment
		•	Other mortgage-related guarantees
		•	Other securitization products
		•	Other credit risk transfer products
		•	Tax expense/benefit
		•	Allocated debt costs and administrative expenses

Capital Markets
The Capital Markets segment reflects results from managing the company’s mortgage-related investments portfolio (excluding Multifamily segment investments, single-family seriously delinquent loans and the credit risk of single-family performing and reperforming loans), treasury function, single-family securitization activities and interest-rate risk.

Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging and administrative expenses.
		•	Investments in single-family mortgage-related securities and single-family performing loans and reperforming loans	•	Contribution to GAAP comprehensive income (loss)
		•	All other traded non-mortgage related instruments and securities
		•	Debt issuances
		•	Interest-rate risk management
		•	Guarantee buy-ups, net of execution gains/losses
		•	Cash and liquidity management
		•	Settlements, including legal settlements, relating to non-agency mortgage-related securities
		•	Tax expense/benefit
		•	Allocated administrative expenses

All Other	The All Other category consists of material corporate-level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments.	•	Tax settlements, as applicable		N/A
		•	Legal settlements, as applicable
		•	Tax expense/benefit associated with changes in the deferred tax asset valuation allowance or revaluation associated with a statutory tax rate change
		•	FHFA-mandated termination of our pension plan

FREDDIE MAC | 2017 Form 10-K	316

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

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
During 1Q 2017, we changed how we calculate certain components of our Segment Earnings for our Capital Markets segment. The purpose of this change is to more closely align Segment Earnings results relative to GAAP results and to better reflect how management evaluates the Capital Markets segment. Prior period results have been revised to conform to the current period presentation. The change includes:

■
No longer reclassifying the amortization of upfront cash associated with the acquisition or issuance of swaptions and options from derivative gains (losses) to net interest income. This change resulted in an increase to net interest income and a corresponding decrease to derivative gains (losses) for the Capital Markets segment of $1.3 billion and $763 million for 2016 and 2015, respectively.

During 4Q 2017, we changed our GAAP accounting for qualifying hedges due to the adoption of amended hedge accounting guidance. As a result, we modified our investment activity-related reclassifications beginning in 4Q 2017 in order to continue to reflect Segment Earnings for our Capital Markets segment consistently with prior periods. No prior period results required updates.
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

FREDDIE MAC | 2017 Form 10-K	317

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

Credit Activity-Related Reclassifications

Certain credit activity-related income and costs are included in Segment Earnings guarantee fee income or provision for credit losses.

■	Net guarantee fees are reclassified in Segment Earnings from net interest income to guarantee fee income.

■	Implied guarantee fee income related to unsecuritized loans held in the mortgage investments portfolio is reclassified in Segment Earnings from net interest income to guarantee fee income.

■
A portion of the amount reversed for accrued but uncollected interest upon placing loans on non-accrual status is reclassified in Segment Earnings from net interest income to provision for credit losses.

■	The revenue and expense related to the 10 basis point increase which was legislated in the Temporary Payroll Tax Cut Continuation Act of 2011 are netted within guarantee fee income.
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

■
The accrual of periodic cash settlements of derivatives recorded within derivative gains (losses) is reclassified in Segment Earnings from derivatives gains (losses) into net interest income to fully reflect the periodic cost associated with the protection provided by these contracts. Beginning in 4Q 2017, the accrual of periodic cash settlements of derivatives in qualifying hedge relationships is recorded directly to net interest income due to the adoption of amended hedge accounting guidance. As a result, only the accrual of periodic cash settlements of derivatives while not in qualifying hedge relationships is reclassified for Segment Earnings.

■
For Segment Earnings, changes in the fair value of the hedging instrument and changes in the fair value of the hedged item attributable to the risk being hedged are recorded in other income. Beginning in 4Q 2017, for qualifying hedge relationships, changes in the fair value of the derivative hedging instrument and changes in fair value of the hedged item attributable to the risk being hedged are reclassified in Segment Earnings from net interest income to other income. For periods prior to the adoption of amended hedge accounting guidance in 4Q 2017, these amounts were recorded directly to other income. As a result, no reclassification for Segment Earnings was necessary.

Amortization related to certain items is not relevant to how we measure the effective yield earned on the securities held in our investments portfolios. Therefore, as described below, we reclassify the following items in Segment Earnings from net interest income to non-interest income:

■	Amortization related to derivative commitment basis adjustments associated with mortgage-related

FREDDIE MAC | 2017 Form 10-K	318

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

and non-mortgage-related securities.

■	Amortization related to accretion of other-than-temporary impairments on available-for-sale securities.

■	Amortization related to premiums and discounts, including non-cash premiums and discounts, on single-family loans in trusts and on the associated consolidated PCs.

■	Amortization of discounts on loans purchased with deteriorated credit quality that are on accrual status.

■	Amortization related to premiums and discounts associated with PCs issued by our consolidated trusts that we previously held and subsequently transferred to third parties.
Certain debt-related costs are not relevant to how we measure the effective yield earned on the securities held in our investments portfolio. Therefore, as described below, we reclassify the following items in Segment Earnings:

■	Costs associated with STACR debt note expenses are reclassified from net interest income to other non-interest expense.

■
Internally allocated costs associated with the refinancing of debt related to Multifamily segment held-for-investment loans which we securitized are reclassified from net interest income to other non-interest income.

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
Segment Allocations

The results of each reportable segment include directly attributable revenues and expenses. Administrative expenses that are not directly attributable to a segment are allocated to our segments using various methodologies, depending on the nature of the expense. Net interest income for each segment includes allocated debt funding and hedging costs related to certain assets of each segment. Funding and interest rate risk is consolidated and primarily managed by the Capital Markets segment for all other business segments. In connection with this activity, the Capital Markets segment transfers a cost to the other segments. The actual costs may vary relative to these intra-company transfers. In addition, the financial statement variability associated with the use of derivatives to hedge certain assets outside the Capital Markets segment is not fully allocated to other segments. These allocations do not include the effects of dividends paid on our senior preferred stock.

FREDDIE MAC | 2017 Form 10-K	319

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

The table below presents Segment Earnings by segment.

	Year Ended December 31,
(In millions)	2017	2016	2015
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$2,501	$2,170	$1,778
Multifamily	2,014	1,818	827
Capital Markets	6,515	3,827	3,771
All Other	(5,405)	—	—
Total Segment Earnings, net of taxes	5,625	7,815	6,376
Net income	$5,625	$7,815	$6,376
Comprehensive income (loss) of segments:
Single-family Guarantee	$2,541	$2,161	$1,790
Multifamily	1,937	1,582	566
Capital Markets	6,485	3,375	3,415
All Other	(5,405)	—	28
Comprehensive income of segments	5,558	7,118	5,799
Comprehensive income	$5,558	$7,118	$5,799
The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings for our reportable segments and All Other.

	Year Ended December 31, 2017
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$1,206	$3,381	$—	$4,587	$9,577	$14,164
Guarantee fee income(1)	6,094	676	—	—	6,770	(6,108)	662
Benefit (Provision) for credit losses	(816)	(13)	—	—	(829)	913	84
Net impairment of available-for-sale securities recognized in earnings	—	(5)	236	—	231	(249)	(18)
Derivative gains (losses)	(37)	181	(587)	—	(443)	(1,545)	(1,988)
Gains (losses) on trading securities	—	(102)	(570)	—	(672)	—	(672)
Gains (losses) on loans	—	(2)	—	—	(2)	930	928
Other non-interest income	1,542	1,594	7,895	—	11,031	(3,074)	7,957
Administrative expense	(1,381)	(395)	(330)	—	(2,106)	—	(2,106)
REO operations (expense) income	(203)	—	—	—	(203)	14	(189)
Other non-interest (expense) income	(1,382)	(66)	(82)	—	(1,530)	(458)	(1,988)
Income tax expense	(1,316)	(1,060)	(3,428)	(5,405)	(11,209)	—	(11,209)
Net income (loss)	2,501	2,014	6,515	(5,405)	5,625	—	5,625
Changes in unrealized gains (losses) related to available-for-sale securities	—	(86)	(167)	—	(253)	—	(253)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	124	—	124	—	124
Changes in defined benefit plans	40	9	13	—	62	—	62
Total other comprehensive income (loss), net of taxes	40	(77)	(30)	—	(67)	—	(67)
Comprehensive income (loss)	$2,541	$1,937	$6,485	($5,405)	$5,558	$—	$5,558
Referenced footnote is included after the next table.

FREDDIE MAC | 2017 Form 10-K	320

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

	Year Ended December 31, 2016
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$1,022	$3,812	$—	$4,834	$9,545	$14,379
Guarantee fee income(1)	6,091	511	—	—	6,602	(6,089)	513
Benefit (Provision) for credit losses	(517)	22	—	—	(495)	1,298	803
Net impairment of available-for-sale securities recognized in earnings	—	—	269	—	269	(460)	(191)
Derivative gains (losses)	(69)	407	1,151	—	1,489	(1,763)	(274)
Gains (losses) on trading securities	—	28	(1,077)	—	(1,049)	—	(1,049)
Gains (losses) on loans	—	309	—	—	309	(772)	(463)
Other non-interest income	516	829	1,846	—	3,191	(1,227)	1,964
Administrative expense	(1,323)	(362)	(320)	—	(2,005)	—	(2,005)
REO operations (expense) income	(298)	—	—	—	(298)	11	(287)
Other non-interest (expense) income	(1,169)	(58)	19	—	(1,208)	(543)	(1,751)
Income tax expense	(1,061)	(890)	(1,873)	—	(3,824)	—	(3,824)
Net income (loss)	2,170	1,818	3,827	—	7,815	—	7,815
Changes in unrealized gains (losses) related to available-for-sale securities	—	(234)	(591)	—	(825)	—	(825)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	141	—	141	—	141
Changes in defined benefit plans	(9)	(2)	(2)	—	(13)	—	(13)
Total other comprehensive income (loss), net of taxes	(9)	(236)	(452)	—	(697)	—	(697)
Comprehensive income (loss)	$2,161	$1,582	$3,375	$—	$7,118	$—	$7,118
Referenced footnote is included after the next table.
	Year Ended December 31, 2015
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$1,049	$4,665	$—	$5,714	$9,232	$14,946
Guarantee fee income(1)	5,152	339	—	—	5,491	(5,122)	369
Benefit (Provision) for credit losses	(283)	26	—	—	(257)	2,922	2,665
Net impairment of available-for-sale securities recognized in earnings	—	(22)	420	—	398	(690)	(292)
Derivative gains (losses)	(37)	372	(833)	—	(498)	(2,198)	(2,696)
Gains (losses) on trading securities	—	(98)	(737)	—	(835)	—	(835)
Gains (losses) on loans	—	(93)	—	—	(93)	(2,001)	(2,094)
Other non-interest income	173	15	2,292	—	2,480	(531)	1,949
Administrative expense	(1,285)	(325)	(317)	—	(1,927)	—	(1,927)
REO operations (expense) income	(341)	(4)	—	—	(345)	7	(338)
Other non-interest (expense) income	(794)	(56)	(4)	—	(854)	(1,619)	(2,473)
Income tax expense	(807)	(376)	(1,715)	—	(2,898)	—	(2,898)
Net income (loss)	1,778	827	3,771	—	6,376	—	6,376
Changes in unrealized gains (losses) related to available-for-sale securities	—	(264)	(542)	—	(806)	—	(806)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	182	—	182	—	182
Changes in defined benefit plans	12	3	4	28	47	—	47
Total other comprehensive income (loss), net of taxes	12	(261)	(356)	28	(577)	—	(577)
Comprehensive income (loss)	$1,790	$566	$3,415	$28	$5,799	$—	$5,799

(1)	Guarantee fee income is included in other income (loss) on our GAAP consolidated statements of comprehensive income.

FREDDIE MAC | 2017 Form 10-K	321

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

NOTE 14
Concentration of Credit and Other Risks
Concentrations of credit risk may arise when we do business with a number of customers or counterparties that engage in similar activities or have similar economic characteristics that make them vulnerable in similar ways to changes in industry conditions, which could affect their ability to meet their contractual obligations. Concentrations of credit risk may also arise when there are a limited number of counterparties in a certain industry. Based on our assessment of business conditions that could affect our financial results, we have determined that concentrations of credit risk exist among certain borrowers (including geographic concentrations and loans with certain higher risk characteristics), loan sellers and servicers, mortgage insurers, bond insurers, cash, derivative and other investment counterparties and non-agency mortgage-related security issuers. In the sections below, we discuss our concentration of credit risk for each of the groups to which we are exposed. For a discussion of our derivative counterparties as well as related master netting and collateral agreements, see Note 10.
Single-Family Credit Guarantee Portfolio

Regional economic conditions may affect a borrower’s ability to repay his or her loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home prices, unemployment rates and interest rates.

FREDDIE MAC | 2017 Form 10-K	322

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

The table below summarizes the concentration by loan portfolio and geographic area of approximately $1.8 trillion UPB of our single-family credit guarantee portfolio at both December 31, 2017 and 2016, respectively. See Note 4 and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.

	December 31, 2017		December 31, 2016		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	2017	2016
Core single-family loan portfolio	78%	0.35%	73%	0.20%	3%	6%
Legacy and relief refinance single-family loan portfolio	22	2.59%	27	2.28%	97	94
Total	100%	1.08%	100%	1.00%	100%	100%

Region(1)
West	30%	0.47%	30%	0.57%	27%	11%
Northeast	25	1.24%	25	1.45%	34	41
North Central	16	0.81%	16	0.93%	15	24
Southeast	16	1.95%	16	1.19%	20	19
Southwest	13	0.98%	13	0.78%	4	5
Total	100%	1.08%	100%	1.00%	100%	100%

State(2)(3)
California	18%	0.41%	18%	0.46%	18%	5%
Florida	6	3.33%	6	1.42%	13	9
Illinois	5	1.13%	5	1.34%	9	10
New Jersey	3	1.78%	3	2.26%	9	12
New York	5	1.74%	5	2.05%	9	9
All other	63	0.91%	63	0.90%	42	55
Total	100%	1.08%	100%	1.00%	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during the year ended December 31, 2017.

(3)
On January 1, 2017, we elected a new accounting policy for reclassifications of loans from held-for-investment to held-for-sale. The charge-offs taken under the new policy affected some states more than others. See Note 4 for further information about this change.

The REO balance, net at December 31, 2017 and 2016 associated with single-family properties was $0.9 billion and $1.2 billion, respectively, and the balance associated with multifamily properties was $6 million and $0 million, respectively. Our single-family REO inventory consisted of 8,299 properties and 11,418 properties at December 31, 2017 and 2016, respectively. In recent years, the foreclosure process has been slowed in many geographic areas, particularly in states that require a judicial foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO.

FREDDIE MAC | 2017 Form 10-K	323

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

Credit Performance of Certain Higher-Risk Single-Family Loan Categories

Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we discontinued new purchases of loans with lower documentation standards beginning March 1, 2009, we have continued to purchase certain amounts of these loans in cases where the loan was either:

■	Purchased pursuant to a previously issued other mortgage-related guarantee;

■	Part of our relief refinance initiative; or

■	In another refinance loan initiative and the pre-existing loan (including Alt-A loans) was originated under less than full documentation standards.
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

FREDDIE MAC | 2017 Form 10-K	324

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
	As of December 31,		As of December 31,
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Interest-only	1%	1%	4.97%	4.34%
Alt-A	1%	2%	5.62%	5.21%
Original LTV ratio greater than 90%(2)	17%	16%	1.70%	1.58%
Lower credit scores at origination (less than 620)	2%	2%	6.34%	5.73%

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchase as part of our participation in the MHA Program.
We categorize our investments in non-agency mortgage-related securities as subprime, option ARM, or Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. We have not identified option ARM, CMBS, obligations of states and political subdivisions and manufactured housing securities as either subprime or Alt-A securities. See Note 7 for further information on these categories and other concentrations in our investments in securities.
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
The table below summarizes the concentration of multifamily loans in our multifamily mortgage portfolio classified by legal structure, based on UPB.

	As of December 31, 2017		As of December 31, 2016
(Dollars in billions)	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
Unsecuritized loans	$38.2	0.01%	$42.4	0.04%
Securitization-related products	192.5	0.02%	147.6	0.03%
Other mortgage-related guarantees	10.0	—%	9.7	—%
Total	$240.7	0.02%	$199.7	0.03%

(1)	Based on loans two monthly payments or more delinquent or in foreclosure.
In the multifamily mortgage portfolio, the primary concentration of credit risk is based on the legal structure of the investments we hold. Our exposure to credit risk in K Certificates and SB Certificates is minimal, as the expected credit risk is absorbed by the subordinate tranches, which are generally sold to private investors. As a result, our multifamily mortgage credit risk is primarily related to loans that have not been securitized.

FREDDIE MAC | 2017 Form 10-K	325

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

Sellers and Servicers

We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The table below summarizes the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume.

Single-family Sellers	2017	2016
Wells Fargo Bank, N.A.	15%	15%
Other top 10 sellers	38	34
Top 10 single-family sellers	53%	49%

Multifamily Sellers	2017	2016
CBRE Capital Markets, Inc.	18%	19%
Berkadia Commercial Mortgage LLC	11	17
Walker & Dunlop, LLC	10	10
Other top 10 sellers	39	33
Top 10 multifamily sellers	78%	79%
In recent years, there has been a shift in our single-family purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown rapidly in recent years, and we purchase a significant share of our loans from them. Our top five non-depository sellers provided approximately 20% and 17% of our single-family purchase volume during 2017 and 2016, respectively.
We are exposed to counterparty credit risk arising from the potential insolvency or non-performance by our sellers and servicers of their obligations to repurchase loans or (at our option) indemnify us in the event of breaches of the representations and warranties they made when they sold the loans to us or failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a loan after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide on the appeal. As of December 31, 2017 and 2016, the UPB of loans subject to our repurchase requests issued to our single-family sellers and servicers was approximately $0.2 billion and $0.3 billion, respectively (these figures include repurchase requests for which appeals were pending). During 2017 and 2016, we recovered amounts that covered losses with respect to $0.3 billion and $0.6 billion, respectively, in UPB of loans subject to our repurchase requests.
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

FREDDIE MAC | 2017 Form 10-K	326

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

In May 2014, we announced changes to our representation and warranty framework for loans acquired on and after July 1, 2014. These changes relieve sellers of additional representations and warranties for these loans and provide relief for loans we have fully reviewed in our quality control process and determined to be acceptable. As of December 31, 2017, approximately 69% in UPB of loans in our single-family credit guarantee portfolio were purchased since January 1, 2013 and are subject to our revised representation and warranty framework.
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
We are also exposed to the risk that servicers might fail to service loans in accordance with our contractual requirements, resulting in increased credit losses. For example, our servicers have an active role in our loss mitigation efforts and we therefore have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. Since we do not have our own servicing operation, if our servicers lack appropriate controls, experience a failure in their controls, or experience an operating disruption in their ability to service loans, our business and financial results could be adversely affected.
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

Single-family Servicers	December 31, 2017(1)	December 31, 2016(1)
Wells Fargo Bank, N.A.	18%	19%
Other top 10 servicers	40	41
Top 10 single-family servicers	58%	60%

Multifamily Servicers	December 31, 2017	December 31, 2016
Wells Fargo Bank, N.A.	16%	15%
CBRE Capital Markets, Inc.	12	14
Berkadia Commercial Mortgage LLC	11	11
Other top 10 servicers	36	39
Top 10 multifamily servicers	75%	79%

(1)	Percentage of servicing volume is based on the total single-family credit guarantee portfolio, excluding loans where we do not exercise control over the associated servicing.
In recent years, there has been a shift in our single-family servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and

FREDDIE MAC | 2017 Form 10-K	327

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

now service a large share of our loans. As of December 31, 2017 and 2016, approximately 15% and 13% of our single-family credit guarantee portfolio, respectively, excluding loans where we do not exercise control over the associated servicing, was serviced by our five largest non-depository servicers, on a combined basis. One of our non-depository servicers also services a large share of the loans underlying our investments in non-agency mortgage-related securities. We routinely monitor the performance of our largest non-depository servicers.
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
Mortgage Insurers

We have counterparty credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our loan loss reserves. See Note 4 for additional information. As of December 31, 2017, mortgage insurers provided coverage with maximum loss limits of $85.5 billion, for $334.3 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance.
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

		Mortgage Insurance Coverage
Mortgage Insurer	Credit Rating(1)	December 31, 2017	December 31, 2016
Arch Mortgage Insurance Company	A-	24%	25%
Radian Guaranty Inc.	BBB-	21	21
Mortgage Guaranty Insurance Corporation	BBB	19	20
Genworth Mortgage Insurance Corporation	BB+	15	15
Essent Guaranty, Inc.	BBB+	12	10
Total		91%	91%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty. Latest rating available as of December 31, 2017. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

We received proceeds of $0.4 billion and $0.5 billion during 2017 and 2016, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had

FREDDIE MAC | 2017 Form 10-K	328

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

outstanding receivables from mortgage insurers of $0.1 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of both December 31, 2017 and 2016. The balance of these receivables, net of associated reserves, was approximately $0.1 billion at both December 31, 2017 and 2016.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. In 2014, PMI began paying valid claims 67% in cash and 33% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 55% in cash. In 2015, PMI began paying valid claims 70% in cash and 30% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 67% in cash. In 2013, Triad began paying valid claims 75% in cash and 25% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 60% in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers. As of both December 31, 2017 and 2016, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
RMIC is under regulatory supervision and is no longer issuing new insurance. In 2014, RMIC resumed paying valid claims at 100% of the claim amount. Previously, RMIC had been paying all valid claims 60% in cash and 40% in deferred payment obligations.
Bond Insurers

Bond insurance is a credit enhancement covering certain of the non-agency mortgage-related securities that we hold or guarantee. Some policies were acquired by the securitization trust that issued the securities we purchased, while others were acquired by us. At December 31, 2017, the maximum principal exposure to credit losses related to such policies was $3.5 billion. At December 31, 2017, our top three bond insurers, Ambac Assurance Corporation (Ambac), National Public Finance Guarantee Corp., and MBIA Insurance Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 95% of our coverage. Of our total outstanding bond insurance coverage, approximately 77% relates to non-agency commercial mortgage-backed securities.
In 2010, Ambac established a segregated account for certain Ambac-insured securities, including some of those held by Freddie Mac. Upon the request of the Wisconsin Office of the Commissioner of Insurance, the Wisconsin circuit court ("rehabilitation court") put the segregated account into rehabilitation (i.e., a state insolvency proceeding). Since its entry into rehabilitation and the subsequent approval of an amended rehabilitation plan, Ambac has made one-time and periodic cash payments for certain specified securities and policy claims but has deferred a portion of its payment obligations. On January 22, 2018, the rehabilitation court approved the second amended rehabilitation exit plan. Under this exit plan, Freddie Mac expects to receive a combination of cash and notes issued by Ambac as consideration for a substantial portion of our outstanding insurance claims.

FREDDIE MAC | 2017 Form 10-K	329

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

We believe that we will likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. We evaluate the expected recovery from bond insurance policies as part of our impairment analysis for our investments in securities and the evaluation of our reserve for guarantee losses. The expected benefits from bond insurers, or the inability of bond insurers to perform on their obligations, is captured in the fair value of these securities. See Note 7 for further information on our investments in securities covered by bond insurance.
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
Our cash and other investments counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions and government money market funds. As of December 31, 2017 and December 31, 2016, $239 million and $0 million of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty credit risk of these institutions. As of December 31, 2017 and 2016, including amounts related to our consolidated VIEs, there were $89.3 billion and $96.2 billion, respectively, primarily of cash and securities purchased under agreements to resell invested with counterparties, U.S.Treasury securities, cash deposited with the Federal Reserve Bank of New York, or cash advanced to lenders. As of December 31, 2017, all of our securities purchased under agreements to resell were fully collateralized.
Non-Agency Mortgage-Related Security Issuers

We are engaged in various loss mitigation efforts concerning certain investments in non-agency mortgage-related securities, including the matters described below.
In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against a number of corporate families of financial institutions and related defendants alleging securities laws violations and, in some cases, fraud. On July 12, 2017, FHFA reached a settlement with the Royal Bank of Scotland Group plc, related companies and specifically named individuals (collectively RBS). The settlement resolves all claims in the lawsuit filed by FHFA against RBS in the U.S. District Court for the District of Connecticut. Under the terms of the agreement, RBS paid Freddie Mac $4.5 billion. We recognized this amount within non-interest income on our consolidated statements of comprehensive income during the third quarter of 2017. The separate lawsuit filed by FHFA against Nomura Holding America, Inc. (Nomura) and RBS in the U.S. District Court for the Southern District of New York went to trial in March

FREDDIE MAC | 2017 Form 10-K	330

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

2015. In May 2015, the judge ruled against the defendants and ordered them to pay an aggregate of $806 million, of which $779 million will be paid to Freddie Mac. The order also provides for Freddie Mac to transfer the mortgage-related securities at issue in this trial to the defendants. The defendants have agreed to pay for certain costs, legal fees and expenses if FHFA prevails in the litigation. This expense reimbursement payment is subject to various conditions and is capped at $33 million (half of any such payment would be made to Freddie Mac). On September 28, 2017, the Second Circuit affirmed the District Court's decision in full and, on December 11, 2017, denied the defendants' request for rehearing or a rehearing en banc.
We worked with an investor consortium to enforce certain claims with JPMorgan Chase & Co. relating to a number of non-agency mortgage-related securities. A settlement agreement was entered into with respect to these claims. The settlement is subject to certain conditions, which have not yet been satisfied. Our expected benefit from the settlement, which currently totals approximately $29 million, will be recognized in earnings over the expected remaining life of the securities, unless the securities are sold, at which time the benefit would be considered in the sales price of the securities.

FREDDIE MAC | 2017 Form 10-K	331

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

NOTE 15
Fair Value Disclosures
The accounting guidance for fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value and sets forth disclosure requirements regarding fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability, or, in the absence of a principal market, in the most advantageous market for the asset or liability.
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
Fair Value Measurements

The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The levels of the fair value hierarchy are defined as follows in priority order:

■	Level 1 - inputs to the valuation techniques are based on quoted prices in active markets for identical assets or liabilities.
■ Level 2 - inputs to the valuation techniques are based on observable inputs other than quoted prices in active markets for identical assets or liabilities.

■	Level 3 - one or more inputs to the valuation techniques are unobservable and significant to the fair value measurement.
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
We designed our control processes so that our fair value measurements are appropriate and reliable, that they are based on observable inputs where possible, and that our valuation approaches are consistently applied and the assumptions and inputs are reasonable. Our control processes provide a framework for segregation of duties and oversight of our fair value methodologies, techniques, validation procedures and results.

FREDDIE MAC | 2017 Form 10-K	332

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

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
The independent validation procedures performed by the ERM Division are intended to ensure that the prices we receive from third parties are consistent with our observations of market activity, and that fair value measurements developed using internal data reflect the assumptions that a market participant would use in pricing our assets and liabilities. These validation procedures include performing a daily price review and a monthly independent verification of fair value measurements through independent modeling, analytics and comparisons to other market source data, if available. If we are unable to validate the reasonableness of a given price, we ultimately do not use that price for fair value measurements in our consolidated financial statements. These procedures are risk-based and are executed before we finalize the prices used in preparing our fair value measurements for our financial statements.
In addition to performing the validation procedures noted above, the ERM Division provides independent risk governance over all valuation processes by establishing and maintaining a corporate-wide valuation risk policy. The ERM Division also independently reviews significant judgments, methodologies and valuation techniques to ensure compliance with established policies.
Our Valuation & Finance Model Committee ("Valuation Committee"), which includes representation from our business lines, the ERM Division and the Finance Division, provides senior management’s governance over valuation processes, methodologies, controls and fair value measurements. Identified exceptions are reviewed and resolved through the verification process and reviewed at the Valuation Committee.
Where models are employed to assist in the measurement and verification of fair values, changes made to those models during the period are reviewed and approved according to the corporate model change governance process, with material changes reviewed at the Valuation Committee. Inputs used by models are regularly updated for changes in the underlying data, assumptions, valuation inputs and market conditions, and are subject to the valuation controls noted above.
Use of Third-Party Pricing Data in Fair Value Measurement

Many of our valuation techniques use, either directly or indirectly, data provided by third-party pricing services or dealers. The techniques used by these pricing services and dealers to develop the prices generally are either:

■	A comparison to transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; or
■ Industry-standard modeling, such as a discounted cash flow model.
The prices provided by the pricing services and dealers reflect their observations and assumptions related to market activity, including risk premiums and liquidity adjustments. The models and related

FREDDIE MAC | 2017 Form 10-K	333

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

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
In many cases, we receive quotes from third-party pricing services or dealers and use those prices without adjustment. For a large majority of the assets and liabilities we value using pricing services and dealers, we obtain quotes from multiple external sources and use the median of the prices to measure fair value. This technique is referred to below as "median of external sources." The significant inputs used in the fair value measurement of assets and liabilities that are valued using the median of external sources pricing technique are the third-party quotes. Significant increases (decreases) in any of the third-party quotes in isolation may result in a significantly higher (lower) fair value measurement. In limited circumstances, we may be able to receive pricing information from only a single external source. This technique is referred to below as "single external source."
Valuation Techniques

The following table contains a description of the valuation techniques we use for fair value measurement and disclosure; the significant inputs used in those techniques (if applicable); the classification within the fair value hierarchy; and, for those measurements that we report on our consolidated balance sheets and are classified as Level 3 of the hierarchy, a narrative description of the sensitivity of the fair value measurement to changes in significant unobservable inputs. Although the sensitivities of the unobservable inputs are discussed below in isolation, interrelationships exist among the inputs such that a change in one unobservable input can result in a change to one or more of the other inputs. For example, the most common interrelationship that affects the majority of our fair value measurements is between future interest rates, prepayment speeds and probabilities of default. Generally, a change in the assumption used for future interest rates results in a directionally opposite change in the assumption used for prepayment speeds and a directionally similar change in the assumption used for probabilities of default.
Each technique discussed below may not be used in a given reporting period, depending on the composition of our assets and liabilities measured at fair value and relevant market activity during that period.

FREDDIE MAC | 2017 Form 10-K	334

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

	Instrument	Valuation Technique	Classification in the Fair Value Hierarchy

Securities
	U.S. Treasury Securities	Quoted prices in active markets	Level 1
Agency mortgage-related securities	Fixed-rate single-class	Median of external sources	Level 2
	Adjustable-rate single-class and majority of multi-class securities	Median of external sources	Predominantly Level 2
	Certain multi-class securities	Single external source	Levels 2 and 3
Certain multi-class securities with limited market activity
Discounted cash flows or risk metric pricing.
Significant inputs used in the discounted cash flow technique include OAS. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement.
Significant inputs used in the risk metric pricing technique include key risk metrics, such as key rate durations. Significant increases (decreases) in key rate durations in isolation would result in a significant increase (decrease) in the magnitude of change of fair value measurement in response to key rate movements. Under risk metric pricing, securities are valued by starting with a prior period price and adjusting that price for market changes in the key risk metric input used.
Level 3
	Commercial mortgage-related securities	Single external source or, in limited circumstances, a median of external sources	Predominantly Level 3
	Other non-agency mortgage-related securities	Median of external sources	Level 3

Derivatives
	Exchange-traded futures	Quoted prices in active markets	Level 1
	Interest-rate swaps	Discounted cash flows. Significant inputs include market-based interest rates.	Level 2
	Option-based derivatives	Option-pricing models. Significant inputs include interest-rate volatility matrices.	Level 2
	Purchase and sale commitments	See Agency mortgage-related securities	Level 2

Debt
	Debt securities of consolidated trusts held by third parties	See Agency mortgage-related securities	Level 2 or 3
Other debt		Median of external sources	Predominantly Level 2
Single external source
Published yield matrices

FREDDIE MAC | 2017 Form 10-K	335

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Mortgage Loans
Single-family loans	GSE securitization market
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
Level 2 or 3
	Whole loan market	Median of external sources, referencing market activity for deeply delinquent and modified loans, where available	Level 3
Impaired held-for-investment
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
Level 3
Multifamily loans	Held-for-sale	Market prices from a third-party pricing service, using discounted cash flows based on K Certificate and SB Certificate market spreads	Level 2
	Held-for-investment	Market prices from a third-party pricing service using discounted cash flows incorporating credit spreads for similar loans based on the loan's LTV and DSCR	Level 3

Other Assets
Guarantee asset	Single-family	Median of external sources with adjustments for specific loan characteristics	Level 3
Multifamily
Discounted cash flows. Significant inputs include current OAS-to-benchmark interest rates for new guarantees. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement.
Level 3
Mortgage servicing rights		Market prices from a third party or internally developed prices using discounted cash flows. Significant inputs include:	Level 3
• Estimated prepayment rates,
• Estimated costs to service both performing and non-accrual loans, and
• Estimated servicing income per loan (including ancillary income).

FREDDIE MAC | 2017 Form 10-K	336

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy

Significant increases (decreases) in cost to service per loan and prepayment rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in servicing income per loan in isolation would result in a significantly higher (lower) fair value measurement.

Other Liabilities
Guarantee obligation	Single-family	Delivery and guarantee fees that we charge under our current market pricing	Level 2
		Internal credit models. Significant inputs include loan characteristics, loan performance and status information.	Level 3
	Multifamily	Discounted cash flows. Significant inputs are similar to those used in the valuation technique for the Multifamily guarantee asset.	Level 3
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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends in December 2018, the beneficial pricing afforded to HARP loans may no longer be reflected in the pricing structure of our guarantee fees. If these benefits were not reflected in the pricing for these loans, the fair value of our loans would have decreased by $2.1 billion and $5.3 billion as of December 31, 2017 and 2016, respectively. The total fair value of the loans in our portfolio that reflect the pricing afforded to HARP loans as of December 31, 2017 and 2016 was $30.2 billion and $52.8 billion, respectively.
Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.

FREDDIE MAC | 2017 Form 10-K	337

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

	December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$30,415	$5,055	$—	$35,470
Other agency	—	2,007	46	—	2,053
Non-agency RMBS	—	—	3,933	—	3,933
Non-agency CMBS	—	87	1,697	—	1,784
Obligations of states and political subdivisions	—	—	357	—	357
Total available-for-sale securities, at fair value	—	32,509	11,088	—	43,597
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	11,393	842	—	12,235
Other agency	—	3,565	9	—	3,574
All other	—	27	2,066	—	2,093
Total mortgage-related securities	—	14,985	2,917	—	17,902
Non-mortgage-related securities	20,159	2,660	—	—	22,819
Total trading securities, at fair value	20,159	17,645	2,917	—	40,721
Total investments in securities	20,159	50,154	14,005	—	84,318
Mortgage loans:
Held-for-sale, at fair value	—	20,054	—	—	20,054
Derivative assets, net:
Interest-rate swaps	—	4,262	—	—	4,262
Option-based derivatives	—	4,524	—	—	4,524
Other	—	44	8	—	52
Subtotal, before netting adjustments	—	8,830	8	—	8,838
Netting adjustments(1)	—	—	—	(8,463)	(8,463)
Total derivative assets, net	—	8,830	8	(8,463)	375
Other assets:
Guarantee asset, at fair value	—	—	3,171	—	3,171
Non-derivative held-for-sale purchase commitments, at fair value	—	137	—	—	137
All other, at fair value	—	—	45	—	45
Total other assets	—	137	3,216	—	3,353
Total assets carried at fair value on a recurring basis	$20,159	$79,175	$17,229	($8,463)	$108,100
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$9	$630	$—	$639
Other debt, at fair value	—	5,023	137	—	5,160
Derivative liabilities, net:
Interest-rate swaps	—	7,239	—	—	7,239
Option-based derivatives	—	121	—	—	121
Other	—	64	65	—	129
Subtotal, before netting adjustments	—	7,424	65	—	7,489
Netting adjustments(1)	—	—	—	(7,220)	(7,220)
Total derivative liabilities, net	—	7,424	65	(7,220)	269
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	4	—	—	4
Total liabilities carried at fair value on a recurring basis	$—	$12,460	$832	($7,220)	$6,072
Referenced footnotes are included after the next table.

FREDDIE MAC | 2017 Form 10-K	338

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

	December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$33,805	$9,847	$—	$43,652
Other agency	—	4,155	66	—	4,221
Non-agency RMBS	—	—	11,797	—	11,797
Non-agency CMBS	—	3,056	3,366	—	6,422
Obligations of states and political subdivisions	—	—	665	—	665
Total available-for-sale securities, at fair value	—	41,016	25,741	—	66,757
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	14,248	1,095	—	15,343
Other agency	—	8,149	12	—	8,161
All other	—	36	113	—	149
Total mortgage-related securities	—	22,433	1,220	—	23,653
Non-mortgage-related securities	19,402	1,735	—	—	21,137
Total trading securities, at fair value	19,402	24,168	1,220	—	44,790
Total investments in securities	19,402	65,184	26,961	—	111,547
Mortgage loans:
Held-for-sale, at fair value	—	16,255	—	—	16,255
Derivative assets, net:
Interest-rate swaps	—	6,924	—	—	6,924
Option-based derivatives	—	5,054	—	—	5,054
Other	—	287	3	—	290
Subtotal, before netting adjustments	—	12,265	3	—	12,268
Netting adjustments(1)	—	—	—	(11,521)	(11,521)
Total derivative assets, net	—	12,265	3	(11,521)	747
Other assets:
Guarantee asset, at fair value	—	—	2,298	—	2,298
Non-derivative held-for-sale purchase commitments, at fair value	—	108	—	—	108
All other, at fair value	—	—	2	—	2
Total other assets	—	108	2,300	—	2,408
Total assets carried at fair value on a recurring basis	$19,402	$93,812	$29,264	($11,521)	$130,957
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$144	$—	$—	$144
Other debt, at fair value	—	5,771	95	—	5,866
Derivative liabilities, net:
Interest-rate swaps	—	12,387	—	—	12,387
Option-based derivatives	—	106	—	—	106
Other	—	147	52	—	199
Subtotal, before netting adjustments	—	12,640	52	—	12,692
Netting adjustments(1)	—	—	—	(11,897)	(11,897)
Total derivative liabilities, net	—	12,640	52	(11,897)	795
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	37	—	—	37
Total liabilities carried at fair value on a recurring basis	$—	$18,592	$147	($11,897)	$6,842

(1)	Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable.

FREDDIE MAC | 2017 Form 10-K	339

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

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
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis.

	December 31,
	2017				2016
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$494	$6,199	$6,693	$—	$199	$2,483	$2,682

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

FREDDIE MAC | 2017 Form 10-K	340

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

	Year Ended December 31, 2017
	Balance, January 1, 2017	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, December 31, 2017	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$9,847	($8)	$81	$73	$494	$—	($932)	($1,349)	$17	($3,095)	$5,055	($18)
Other agency	66	—	(1)	(1)	—	—	—	(11)	—	(8)	46	—
Non-agency RMBS	11,797	1,564	(270)	1,294	—	—	(7,688)	(1,470)	—	—	3,933	124
Non-agency CMBS	3,366	343	(98)	245	1,681	—	(3,556)	(39)	—	—	1,697	(2)
Obligations of states and political subdivisions	665	1	(3)	(2)	—	—	—	(306)	—	—	357	—
Total available-for-sale mortgage-related securities	25,741	1,900	(291)	1,609	2,175	—	(12,176)	(3,175)	17	(3,103)	11,088	104
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,095	(171)	—	(171)	709	—	(592)	(8)	14	(205)	842	(155)
Other agency	12	(3)	—	(3)	—	—	—	—	—	—	9	(3)
All other	113	35	—	35	1,946	—	—	(28)	—	—	2,066	30
Total trading mortgage-related securities	1,220	(139)	—	(139)	2,655	—	(592)	(36)	14	(205)	2,917	(128)
Other assets:
Guarantee asset	2,298	(27)	—	(27)	—	1,387	—	(487)	—	—	3,171	(26)
All other, at fair value	2	(10)	—	(10)	33	31	(11)	—	—	—	45	(10)
Total other assets	$2,300	($37)	$—	($37)	$33	$1,418	($11)	($487)	$—	$—	$3,216	($36)

	Balance, January 1, 2017	Realized and unrealized (gains) losses			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, December 31, 2017	Unrealized (gains) losses still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$—	$—	$—	$—	$—	$630	$—	$—	$—	$—	$630	$—
Other debt, at fair value	95	—	—	—	—	50	—	(8)	—	—	137	—
Net derivatives(2)	$52	$40	$—	$40	$—	($10)	$—	($25)	$—	$—	$57	$20
Referenced footnotes are included after the next table.

FREDDIE MAC | 2017 Form 10-K	341

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

	Year Ended December 31, 2016
	Balance, January 1, 2016	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, December 31, 2016	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,608	$10	($71)	($61)	$8,894	$—	($605)	($703)	$29	($315)	$9,847	($9)
Other agency	91	—	(2)	(2)	—	—	—	(17)	—	(6)	66	—
Non-agency RMBS	20,333	877	55	932	—	—	(6,286)	(3,182)	—	—	11,797	236
Non-agency CMBS	3,530	2	(132)	(130)	—	—	—	(34)	—	—	3,366	2
Obligations of states and political subdivisions	1,205	1	(10)	(9)	—	—	—	(531)	—	—	665	—
Total available-for-sale mortgage-related securities	27,767	890	(160)	730	8,894	—	(6,891)	(4,467)	29	(321)	25,741	229
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	331	(21)	—	(21)	869	—	(142)	(3)	190	(129)	1,095	(20)
Other agency	41	—	—	—	—	—	(22)	(7)	—	—	12	(1)
All other	2	—	—	—	114	—	—	(3)	—	—	113	—
Total trading mortgage-related securities	374	(21)	—	(21)	983	—	(164)	(13)	190	(129)	1,220	(21)
Other assets:
Guarantee asset	1,753	53	—	53	—	850	—	(358)	—	—	2,298	54
All other, at fair value	—	(2)	—	(2)	14	—	—	—	(10)	—	2	(2)
Total other assets	$1,753	$51	$—	$51	$14	$850	$—	($358)	($10)	$—	$2,300	$52

	Balance, January 1, 2016	Realized and unrealized (gains) losses			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, December 31, 2016	Unrealized (gains) losses still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Other debt, at fair value	$—	$—	$—	$—	$—	$95	$—	$—	$—	$—	$95	$—
Net derivatives(2)	8	68	—	68	—	2	—	(26)	—	—	52	40
Other liabilities:
All other, at fair value	$10	$—	$—	$—	$—	$—	$—	$—	$—	($10)	$—	$—

(1)
Transfers out of Level 3 during 2017 and 2016 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 2017 and 2016 consisted primarily of certain mortgage-related securities due to a lack of market activity and relevant price quotes from dealers and third-party pricing services.

(2)
Amounts are the net of derivative assets and liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at December 31, 2017 and December 31, 2016, respectively. Included in these amounts are other-than temporary impairments recorded on available-for-sale securities.

FREDDIE MAC | 2017 Form 10-K	342

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

The table below provides valuation techniques, the range and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3).

	December 31, 2017
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$4,873	Discounted cash flows	OAS	27 - 501 bps	68 bps
	182	Other
Total Freddie Mac	5,055
Other agency	46	Other
Non-agency RMBS	3,665	Median of external sources	External pricing sources	$75.6 - $80.8	$77.7
	268	Other
Total non-agency RMBS	3,933
Non-agency CMBS	1,696	Single external source	External pricing sources	$108.4 - $108.9	$108.7
	1	Other
Total non-agency CMBS	1,697
Obligations of states and political subdivisions	334	Median of external sources	External pricing sources	$101.2 - $101.6	$101.4
	23	Other
Total obligations of states and political subdivisions	357
Total available-for-sale mortgage-related securities	11,088
Trading, at fair value
Mortgage-related securities
Freddie Mac	582	Discounted cash flows	OAS	(8,905) - 27,202 bps	(88) bps
	243	Risk metrics	Effective duration	0.00 - 55.93 years	11.76 years
	17	Other
Total Freddie Mac	842
Other agency	9	Other
All other	2,065	Single external source	External pricing sources	$6.4 - $113.2	$98.0
	1	Other
Total all other	2,066
Total trading mortgage-related securities	2,917
Total investments in securities	$14,005
Other assets:
Guarantee asset, at fair value	$3,171	Discounted cash flows	OAS	17 - 198 bps	45 bps
All other at fair value	45	Other
Total other assets	3,216
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	630	Single External Source	External Pricing Sources	$99.2 - $100.2	$100.1
Other debt, at fair value	137	Other
Net derivatives	57	Other

FREDDIE MAC | 2017 Form 10-K	343

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

	December 31, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$7,619	Discounted cash flows	OAS	(146) - 500 bps	91 bps
	129	Median of external sources	External pricing sources	$100.8 - $103.3	$101.8
	2,099	Other
Total Freddie Mac	9,847
Other agency	66	Other
Non-agency RMBS	9,974	Median of external sources	External pricing sources	$74.0 - $78.8	$76.0
	1,823	Other
Total non-agency RMBS	11,797
Non-agency CMBS	3,365	Risk metrics	Effective duration	2.15 - 10.02 years	8.57 years
	1	Other
Total non-agency CMBS	3,366
Obligations of states and political subdivisions	619	Median of external sources	External pricing sources	$100.9 - $101.5	$101.2
	46	Other
Total obligations of states and political subdivisions	665
Total available-for-sale mortgage-related securities	25,741
Trading, at fair value
Mortgage-related securities
Freddie Mac	452	Risk metrics	Effective duration	(5.07) - 46.37 years	6.94 years
	311	Discounted cash flows	OAS	(3,346) - 2,460 bps	(224) bps
	332	Other
Total Freddie Mac	1,095
Other agency	12	Other
All other	113	Risk metrics	Effective duration	0.14 - 4.08 years	2.52 years
Total trading mortgage-related securities	1,220
Total investments in securities	$26,961
Other assets
Guarantee asset, at fair value	$2,091	Discounted cash flows	OAS	17 - 198 bps	50 bps
	207	Other
Total guarantee asset, at fair value	2,298
All other at fair value	2	Other
Total other assets	2,300
Liabilities
Other debt, at fair value	95	Other
Net derivatives	49	Other

FREDDIE MAC | 2017 Form 10-K	344

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

The table below provides valuation techniques, the range and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a non-recurring basis using unobservable inputs (Level 3). Certain of the fair values in the table below were not obtained as of the period end, but were obtained during the period.

	December 31, 2017
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$6,199
		Internal model	Historical sales proceeds	$3,000 - $899,000	$176,558
		Internal model	Housing sales index	43 - 394 bps	102 bps
		Median of external sources	External pricing sources	$36.5 - $94.9	$80.9

	December 31, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$2,483
		Internal model	Historical sales proceeds	$3,000 - $770,000	$167,137
		Internal model	Housing sales index	42 - 374 bps	96 bps
		Median of external sources	External pricing sources	$37.0 - $94.3	$75.0

FREDDIE MAC | 2017 Form 10-K	345

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

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

	December 31, 2017
	GAAP Carrying Amount	Fair Value
(In millions)		Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Financial Assets
Cash and cash equivalents	$6,848	$6,848	$—	$—	$—	$6,848
Restricted cash and cash equivalents	2,963	2,963	—	—	—	2,963
Securities purchased under agreements to resell	55,903	—	55,903	—	—	55,903
Investments in securities:
Available-for-sale, at fair value	43,597	—	32,509	11,088	—	43,597
Trading, at fair value	40,721	20,159	17,645	2,917	—	40,721
Total investments in securities	84,318	20,159	50,154	14,005	—	84,318
Mortgage loans:
Loans held by consolidated trusts	1,774,286	—	1,635,137	145,911	—	1,781,048
Loans held by Freddie Mac	96,931	—	32,169	67,932	—	100,101
Total mortgage loans	1,871,217	—	1,667,306	213,843	—	1,881,149
Derivative assets, net	375	—	8,830	8	(8,463)	375
Guarantee asset	3,171	—	—	3,359	—	3,359
Non-derivative purchase commitments	137	—	137	55	—	192
Advances to lenders and other secured lending	1,269	—	473	796	—	1,269
Total financial assets	$2,026,201	$29,970	$1,782,803	$232,066	($8,463)	$2,036,376
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,720,996	$—	$1,721,091	$2,679	$—	$1,723,770
Other debt	313,634	—	313,688	3,892	—	317,580
Total debt, net	2,034,630	—	2,034,779	6,571	—	2,041,350
Derivative liabilities, net	269	—	7,424	65	(7,220)	269
Guarantee obligation	3,081	—	—	3,742	—	3,742
Non-derivative purchase commitments	4	—	4	15	—	19
Total financial liabilities	$2,037,984	$—	$2,042,207	$10,393	($7,220)	$2,045,380
Referenced footnotes are included after the next table.

FREDDIE MAC | 2017 Form 10-K	346

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

	December 31, 2016
	GAAP Carrying Amount	Fair Value
(In millions)		Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Financial Assets
Cash and cash equivalents	$12,369	$12,369	$—	$—	$—	$12,369
Restricted cash and cash equivalents	9,851	9,851	—	—	—	9,851
Securities purchased under agreements to resell	51,548	—	51,548	—	—	51,548
Investments in securities:
Available-for-sale, at fair value	66,757	—	41,016	25,741	—	66,757
Trading, at fair value	44,790	19,402	24,168	1,220	—	44,790
Total investments in securities	111,547	19,402	65,184	26,961	—	111,547
Mortgage loans:
Loans held by consolidated trusts	1,690,218	—	1,554,143	142,121	—	1,696,264
Loans held by Freddie Mac	112,785	—	31,004	84,227	—	115,231
Total mortgage loans	1,803,003	—	1,585,147	226,348	—	1,811,495
Derivative assets, net	747	—	12,265	3	(11,521)	747
Guarantee asset	2,298	—	—	2,490	—	2,490
Non-derivative purchase commitments	108		108	18	—	126
Advances to lenders and other secured lending	1,278	—	—	1,278	—	1,278
Total financial assets	$1,992,749	$41,622	$1,714,252	$257,098	($11,521)	$2,001,451
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,648,683	$—	$1,651,313	$605	$—	$1,651,918
Other debt	353,321	—	352,837	4,809	—	357,646
Total debt, net	2,002,004	—	2,004,150	5,414	—	2,009,564
Derivative liabilities, net	795	—	12,640	52	(11,897)	795
Guarantee obligation	2,208	—	—	3,399	—	3,399
Non-derivative purchase commitments	37	—	37	45	—	82
Total financial liabilities	$2,005,044	$—	$2,016,827	$8,910	($11,897)	$2,013,840

(1)	Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable.
Fair Value Option

We elected the fair value option for certain types of investments in securities, multifamily held-for-sale loans, certain multifamily held-for-sale loan purchase commitments and certain debt.
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

FREDDIE MAC | 2017 Form 10-K	347

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets to better reflect any valuation changes that would occur subsequent to impairment write-downs previously recorded on these instruments.
Interest income is recognized using the prospective effective interest method. We recognize as interest income (over the life of these securities) the excess of all estimated cash flows attributable to these interests over their book value using the effective interest method. We update our estimates of expected cash flows periodically and recognize changes in the calculated effective interest rate on a prospective basis. For information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option, see Gains (losses) on trading securities within the reconciliation of Segment Earnings to GAAP results in Note 13.
Multifamily Held-For-Sale Loans

We elected the fair value option for multifamily loan purchase commitments and the related loans that were acquired for securitization. We use derivatives to economically hedge the interest rate-related fair value changes of the multifamily commitments and loans for which we have elected the fair value option. These loans are classified as held-for-sale loans on our consolidated balance sheets to reflect our intent to sell in the future and are measured at fair value on a recurring basis, with subsequent gains or losses related to changes in fair value (net of accrued interest income) reported in other income in our consolidated statements of comprehensive income. We elected to report separately the portion of the changes in fair value of the loans related to accrued interest from the remaining changes in fair value. Related interest income continues to be reported, based on the stated terms of the loans, as interest income in our consolidated statements of comprehensive income.
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
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option.

	December 31,
	2017			2016
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt securities of consolidated trusts held by third parties (1)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt securities of consolidated trusts held by third parties (1)
Fair value	$20,054	$5,160	$630	$16,255	$5,866	$—
Unpaid principal balance	19,762	4,666	630	16,231	5,584	—
Difference	$292	$494	$—	$24	$282	$—
(1) Does not include interest-only securities with fair value of $9 million and $144 million as of December 31, 2017 and December 31, 2016, respectively.

FREDDIE MAC | 2017 Form 10-K	348

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

Changes in Fair Value Under the Fair Value Option Election

We recorded gains (losses) of $2 million, $250 million and ($38) million for the years ended December 31, 2017, 2016 and 2015, respectively, from the change in fair value on multifamily held-for-sale loans recorded at fair value in other income in our consolidated statements of comprehensive income.
We recorded gains of $1.1 billion and $663 million for the year ended December 31, 2017 and 2016, respectively, from the change in fair value of multifamily held-for-sale loan purchase commitments recorded at fair value in other income in our consolidated statements of comprehensive income. We elected the fair value option for these commitments in 2016.
Gains (losses) on debt securities with the fair value option elected were ($190) million, $63 million and ($9) million for the years ended December 31, 2017, 2016 and 2015, respectively, and were recorded in other income in our consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for the years ended December 31, 2017, 2016 or 2015 for any assets or liabilities for which we elected the fair value option.

FREDDIE MAC | 2017 Form 10-K	349

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

NOTE 16
Legal Contingencies
We are involved as a party in a variety of legal and regulatory proceedings arising from time to time in the ordinary course of business including, among other things, contractual disputes, personal injury claims, employment-related litigation and other legal proceedings incidental to our business. We are frequently involved, directly or indirectly, in litigation involving mortgage foreclosures. From time to time, we are also involved in proceedings arising from our termination of a seller's or servicer’s eligibility to sell loans to, and/or service loans for, us. In these cases, the former seller or servicer sometimes seeks damages against us for wrongful termination under a variety of legal theories. In addition, we are sometimes sued in connection with the origination or servicing of loans. These suits typically involve claims alleging wrongful actions of sellers and servicers. Our contracts with our sellers and servicers generally provide for indemnification of Freddie Mac against liability arising from sellers' and servicers' wrongful actions with respect to loans sold to or serviced for Freddie Mac.
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

FREDDIE MAC | 2017 Form 10-K	350

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.
LIBOR Lawsuit

On March 14, 2013, Freddie Mac filed a lawsuit in the U.S. District Court for the Eastern District of Virginia against the British Bankers Association and the 16 U.S. Dollar LIBOR panel banks and a number of their affiliates. The case was subsequently transferred to the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants fraudulently and collusively depressed LIBOR, a benchmark interest rate indexed to trillions of dollars of financial products, and asserts claims for antitrust violations, breach of contract, tortious interference with contract and fraud. Freddie Mac filed an amended complaint in July 2013, and a second amended complaint in October 2014. In August 2015, the District Court dismissed the portion of our claim related to antitrust violations and fraud and we filed a motion for reconsideration. On March 31, 2016, the District Court granted a portion of our motion, finding personal jurisdiction over certain defendants, and denied the portion of our motion with respect to statutes of limitation for our fraud claims. Subsequently, in a related case, the U.S. Court of Appeals for the Second Circuit reversed the District Court’s dismissal of certain plaintiffs’ antitrust claims and remanded the case to the District Court for consideration of whether, among other things, the plaintiffs are "efficient enforcers" of the antitrust laws.
On December 20, 2016, after briefing and argument on the defendants' renewed motions to dismiss on personal jurisdiction and efficient enforcer grounds, the District Court denied defendants' motions in part and granted them in part. The District Court held that Freddie Mac is an efficient enforcer of the antitrust laws, but dismissed on personal jurisdiction grounds Freddie Mac's antitrust claims against all defendants except HSBC USA, N.A. Then, in an order issued February 2, 2017, the District Court effectively dismissed Freddie Mac's remaining antitrust claim against HSBC USA, N.A. At present, Freddie Mac's breach of contract actions against Bank of America, N.A., Barclays Bank, Citibank, N.A., Credit Suisse, Deutsche Bank, Royal Bank of Scotland and UBS AG are its only claims remaining in the District Court.
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

FREDDIE MAC | 2017 Form 10-K	351

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

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
American European Insurance Company, Cacciapalle and Miller vs. Treasury and FHFA. This case was filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac as a "nominal" defendant, on July 30, 2014. The complaint alleged that, through the August 2012 amendment to the Purchase Agreement, Treasury and FHFA breached their respective fiduciary duties to Freddie Mac, causing Freddie Mac to suffer damages. The plaintiffs asked that Freddie Mac be awarded compensatory damages and disgorgement, as well as attorneys’ fees, costs and other expenses.
FHFA, joined by Freddie Mac and Fannie Mae, moved to dismiss the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case and the other related cases in January 2014. Treasury filed a motion to dismiss the same day. In September 2014, the District Court granted the motions and dismissed the plaintiffs’ claims. All plaintiffs appealed that decision, and on February 21, 2017, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part and remanded in part the decision granting the motions to dismiss. The Court of Appeals affirmed dismissal of all claims except certain claims seeking monetary damages for breach of contract and breach of implied duty of good faith and fair dealing. In March 2017, certain institutional and class plaintiffs filed petitions for panel rehearing with respect to certain claims. On July 17, 2017, the Court of Appeals granted the petitions for rehearing and issued a modified decision, which permitted the institutional plaintiffs to pursue the breach of contract and breach of implied duty of good faith and fair dealing claims that had been remanded. The Court of Appeals also removed language related to the standard to be applied to the implied duty claims, leaving that issue for the District Court to determine on remand. On October 16, 2017, certain institutional and class plaintiffs filed petitions for writ of certiorari in the

FREDDIE MAC | 2017 Form 10-K	352

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

U.S. Supreme Court challenging whether HERA's prohibition on injunctive relief against FHFA bars judicial review of the net worth sweep dividend provisions of the August 2012 amendment to the Purchase Agreement, as well as whether HERA bars shareholders from pursuing derivative litigation where they allege the conservator faces a conflict of interest. The Solicitor General has opposed the petitions. On November 1, 2017, certain institutional and class plaintiffs and plaintiffs in another case in which Freddie Mac was not originally a defendant, Fairholme Funds, Inc. v. FHFA, Treasury, and Federal National Mortgage Association, filed proposed amended complaints in the District Court. Each of the proposed amended complaints names Freddie Mac as a defendant for breach of contract and breach of the covenant of good faith and fair dealing claims as well as for new claims alleging breach of fiduciary duty and breach of Virginia corporate law. On January 10, 2018, FHFA, Freddie Mac, and Fannie Mae moved to dismiss the amended complaints.
Litigation in the U.S. Court of Federal Claims

Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac as a "nominal" defendant, on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government’s alleged taking of its property, attorneys’ fees, costs and other expenses.
Rafter, Rattien and Pershing Square Capital Management vs. the United States of America et al. This case was filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac as a "nominal" defendant, on August 14, 2014. The complaint alleges that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation, and the U.S government breached an implied-in-fact contract with Freddie Mac. In September 2015, plaintiffs filed an amended complaint, which contains one claim involving Freddie Mac. The amended complaint alleges that Freddie Mac’s charter is a contract with its common stockholders, and that, through the August 2012 amendment to the Purchase Agreement, the U.S. government breached the implied covenant of good faith and fair dealing inherent in such contract. Plaintiffs ask that they be awarded damages or other appropriate relief for the alleged breach of contract as well as attorneys’ fees, costs and expenses.
Litigation in the U.S. District Court for the District of Delaware

Jacobs and Hindes vs. FHFA and Treasury. This case was filed on August 17, 2015 as a putative class action lawsuit purportedly on behalf of a class of holders of preferred stock or common stock issued by Freddie Mac or Fannie Mae. The case was also filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac and Fannie Mae as "nominal" defendants. The complaint alleges, among other items, that the August 2012 amendment to the Purchase Agreement violated applicable state law and constituted a breach of contract, as well as a breach of covenants of good faith and fair dealing. Plaintiffs seek equitable and injunctive relief (including restitution of the monies paid by Freddie Mac and Fannie Mae to Treasury under the net worth sweep dividend), compensatory damages, attorneys’ fees, costs and expenses. On November 27, 2017, the Court dismissed the case with prejudice after

FREDDIE MAC | 2017 Form 10-K	353

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

defendants filed a motion to dismiss. On December 21, 2017, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit.
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

FREDDIE MAC | 2017 Form 10-K	354

Financial Statements	Notes to the Consolidated Financial Statements | Note 17

NOTE 17
Regulatory Capital
In October 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to monitor our capital levels, but the existing statutory and FHFA regulatory capital requirements are not binding during conservatorship. We continue to provide quarterly submissions to FHFA on minimum capital.
During 2017, we and Fannie Mae worked with FHFA to develop an overall risk measurement framework for evaluating our risk management and business decisions during conservatorship, known as the Conservatorship Capital Framework ("CCF"). We use both CCF and our internal capital methodologies, which are aligned, to measure risk for making economically effective decisions. We are required to submit quarterly reports to FHFA related to CCF requirements.
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

FREDDIE MAC | 2017 Form 10-K	355

Financial Statements	Notes to the Consolidated Financial Statements | Note 17

Performance Against Regulatory Capital Standards

The table below summarizes our minimum capital requirements and deficits and net worth.

(In millions)	December 31, 2017	December 31, 2016
GAAP net worth (deficit)	($312)	$5,075
Core capital (deficit)(1)(2)	(73,037)	(67,717)
Less: Minimum capital requirement(1)	18,431	18,933
Minimum capital surplus (deficit)(1)	($91,468)	($86,650)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

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
At December 31, 2017, our liabilities exceeded our assets under GAAP by $312 million. As a result, FHFA, as Conservator, will submit a draw request, on our behalf, to Treasury under the Purchase Agreement to eliminate our net worth deficit. As of December 31, 2017, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received, nor does it include the additional $3.0 billion increase in the liquidation preference pursuant to the Letter Agreement.
Subordinated Debt Commitment

In October 2000, we announced our adoption of a series of commitments designed to enhance market discipline, liquidity, and capital. In September 2005, we entered into a written agreement with FHFA that updated those commitments and set forth a process for implementing them. FHFA, as Conservator, has suspended the requirements in the September 2005 agreement with respect to issuance, maintenance, and reporting and disclosure of Freddie Mac subordinated debt during the term of conservatorship and thereafter until instructed otherwise.

FREDDIE MAC | 2017 Form 10-K	356

Financial Statements	Notes to the Consolidated Financial Statements | Note 18

NOTE 18
Selected Financial Statement Line Items
The table below presents the significant components of other income (loss) and other expense on our consolidated statements of comprehensive income.

	Year Ended December 31,
(In millions)	2017	2016	2015
Other income (loss)
Non-agency mortgage-related securities settlements	$4,532	$—	$65
Gains (losses) on held-for-sale loan purchase commitments	1,098	663	—
Gains (losses) on loans	928	(463)	(2,094)
All other	922	1,054	1,150
Total other income (loss)	$7,480	$1,254	($879)

Other expense
Property tax and insurance expense on held-for-sale loans	$45	($90)	($1,094)
All other	(693)	(509)	(412)
Total other expense	($648)	($599)	($1,506)
The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.

	As of December 31,
(In millions)	2017	2016
Other assets
Real estate owned, net	$892	$1,198
Accounts and other receivables(1)	7,397	5,083
Guarantee asset	3,171	2,298
Fixed assets	798	630
Advances to lenders	796	1,278
All other	636	1,871
Total other assets	$13,690	$12,358

Other liabilities
Servicer liabilities	$628	$730
Guarantee obligation	3,081	2,208
Accounts payable and accrued expenses	754	957
Payables related to securities	2,813	4,510
Income taxes payable	656	—
All other	1,036	1,082
Total other liabilities	$8,968	$9,487

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

FREDDIE MAC | 2017 Form 10-K	357

Financial Statements	Quarterly Selected Financial Data

QUARTERLY SELECTED FINANCIAL DATA
(UNAUDITED)

	2017
(In millions, except share-related amounts)	1Q	2Q	3Q	4Q	Full-Year
Net interest income	$3,795	$3,379	$3,489	$3,501	$14,164
Benefit (provision) for credit losses	116	422	(716)	262	84
Non-interest income (loss):
Derivative gains (losses)	(302)	(1,096)	(678)	88	(1,988)
Net impairments of available-for-sale securities recognized in earnings	(13)	(3)	(1)	(1)	(18)
Other non-interest income (loss)	689	805	6,153	1,228	8,875
Non-interest income (loss)	374	(294)	5,474	1,315	6,869
Non-interest expense:
Administrative expense	(511)	(513)	(524)	(558)	(2,106)
REO operations income (expense)	(56)	(37)	(35)	(61)	(189)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(321)	(330)	(339)	(350)	(1,340)
Other non-interest expense	(76)	(126)	(159)	(287)	(648)
Non-interest expense	(964)	(1,006)	(1,057)	(1,256)	(4,283)
Income tax (expense) benefit	(1,110)	(837)	(2,519)	(6,743)	(11,209)
Net income (loss)	2,211	1,664	4,671	(2,921)	5,625
Total other comprehensive income (loss), net of taxes	23	322	(21)	(391)	(67)
Comprehensive income (loss)	$2,234	$1,986	$4,650	($3,312)	$5,558
Income (loss) attributable to common stockholders	($23)	($322)	$21	($2,920)	($3,244)
Income (loss) per common share – basic and diluted(1)	($0.01)	($0.10)	$0.01	($0.90)	($1.00)

	2016
(In millions, except share-related amounts)	1Q	2Q	3Q	4Q	Full-Year
Net interest income	$3,405	$3,443	$3,646	$3,885	$14,379
Benefit (provision) for credit losses	467	775	(113)	(326)	803
Non-interest income (loss):
Derivative gains (losses)	(4,561)	(2,058)	(36)	6,381	(274)
Net impairments of available-for-sale securities recognized in earnings	(57)	(72)	(9)	(53)	(191)
Other non-interest income (loss)	1,195	306	822	(1,358)	965
Non-interest income (loss)	(3,423)	(1,824)	777	4,970	500
Non-interest expense:
Administrative expenses	(448)	(475)	(498)	(584)	(2,005)
REO operations income (expense)	(84)	(29)	(56)	(118)	(287)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(272)	(280)	(293)	(307)	(1,152)
Other non-interest expense	(153)	(151)	(138)	(157)	(599)
Non-interest expense	(957)	(935)	(985)	(1,166)	(4,043)
Income tax (expense) benefit	154	(466)	(996)	(2,516)	(3,824)
Net income (loss)	(354)	993	2,329	4,847	7,815
Total other comprehensive income (loss), net of taxes	154	140	(19)	(972)	(697)
Comprehensive income (loss)	($200)	$1,133	$2,310	$3,875	$7,118
Income (loss) attributable to common stockholders	($354)	$60	$19	$372	$97
Income (loss) per common share – basic and diluted(1)	($0.11)	$0.02	$0.01	$0.11	$0.03

(1)
Earnings (loss) per common share is computed independently for each of the quarters presented. Due to the use of weighted average common shares outstanding when calculating earnings (loss) per share, the sum of the four quarters may not equal the full-year amount. Earnings (loss) per common share amounts may not recalculate using the amounts shown in this table due to rounding.

FREDDIE MAC | 2017 Form 10-K	358

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by a company’s internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.
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

FREDDIE MAC | 2017 Form 10-K	359

Controls and Procedures

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
Because of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2017 based on the COSO criteria (2013 Framework). PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2017 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP’s report appears in Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm.
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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. As discussed above, we consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.

FREDDIE MAC | 2017 Form 10-K	360

Controls and Procedures

MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Management's Report on Internal Control Over Financial Reporting, we have one material weakness in internal control over financial reporting as of December 31, 2017 that we have not remediated.
Given the structural nature of this material weakness, we believe it is likely that we will not remediate it while we are under conservatorship. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

■	FHFA has established the Division of Conservatorship, which is intended to facilitate operation of the company with the oversight of the Conservator.

■
We provide drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also provide drafts of external press releases, statements and certain speeches to FHFA personnel for their review and comment prior to release.

■
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

■	The Director of FHFA is in frequent communication with our Chief Executive Officer, typically meeting (in person or by phone) on at least a bi-weekly basis.

■
FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and capital markets management, external communications and legal matters.

■	Senior officials within FHFA’s accounting group meet frequently with our senior financial executives regarding our accounting policies, practices and procedures.
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the year ended December 31, 2017 have been prepared in conformity with GAAP.

FREDDIE MAC | 2017 Form 10-K	361

Controls and Procedures

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED DECEMBER 31, 2017
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FREDDIE MAC | 2017 Form 10-K	362

Directors, Corporate Governance, and Executive Officers	Directors

Directors, Corporate Governance,
and Executive Officers
DIRECTORS
Election of Directors
As Conservator, FHFA determines the size of the company’s Board and the scope of its authority. At the start of Conservatorship, FHFA determined that the Board is to have a Non-Executive Chairman, and is to consist of a minimum of 9 and not more than 13 directors, with the CEO being the only corporate officer serving as a member of the Board. The company currently has 11 Board members.
In addition, because FHFA as Conservator has succeeded to the rights of all stockholders of the company, the Conservator elects the directors. Accordingly, we will not solicit proxies, distribute a proxy statement to stockholders, or hold an annual meeting of stockholders in 2018. Instead, the Conservator has elected directors by written consent in lieu of an annual meeting. Annually, the Board identifies director nominees for the Conservator to consider for election by written consent. When there is a vacancy on the Board, the Board may exercise the authority delegated to it by the Conservator to fill such vacancy, subject to review by the Conservator.
On February 13, 2018, the Conservator executed a written consent, effective as of that date, re-electing each of the 11 incumbent directors submitted by the company for re-election as a member of our Board. The individuals elected as directors by the Conservator are listed below.

■	Carolyn H. Byrd	■	Steven W. Kohlhagen	■	Saiyid T. Naqvi
■	Lance F. Drummond	■	Donald H. Layton	■	Eugene B. Shanks, Jr.
■	Thomas M. Goldstein	■	Christopher S. Lynch	■	Anthony A. Williams
■	Grace A. Huebscher	■	Sara Mathew
Richard C. Hartnack and Nicolas P. Retsinas were not eligible for re-election to the Board based on the age and term limits set forth in our Corporate Governance Guidelines, or the "Guidelines". Raphael W. Bostic resigned from the Board in May 2017, and Ms. Huebscher was elected to the Board in December 2017.
See Director Biographical Information for information about each of our re-elected directors. The terms of those directors will end on the date of the next annual meeting of our stockholders or when the Conservator next elects directors by written consent, whichever occurs first.

FREDDIE MAC | 2017 Form 10-K	363

Directors, Corporate Governance, and Executive Officers	Directors

Director Criteria, Diversity, Qualifications, Experience, and Tenure
Our Board seeks candidates for director who have achieved a high level of stature, success, and respect in their principal occupations.
Each of our current directors was selected as a candidate because of his or her character, judgment, experience, and expertise. Consistent with our Charter and FHFA’s rule regarding the Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters or the “Corporate Governance Rule”, the factors considered include the knowledge directors would have, as a group, in the areas of business, finance, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, and any other areas that may be relevant to our safe and sound operation. We also considered whether a candidate’s other commitments, including the number of other board memberships held by the candidate, would permit the candidate to devote sufficient time to the candidate’s duties and responsibilities as a director. Our Charter provides that our Board must at all times have at least one person from each of the homebuilding, mortgage lending, and real estate industries and at least one person from an organization representing community or consumer interests or one person who has demonstrated a career commitment to the provision of housing for low-income households.
In addition, the Board has adopted a policy with regard to the consideration of diversity in identifying director nominees and candidates. As articulated in the Guidelines, the Board seeks to have a diversity of talent, perspectives, expertise, experience, and cultures among its members, including minorities, women, and individuals with disabilities, and considers such diversity in the candidate identification and nomination processes. The Guidelines explain that when identifying director nominees, the Nominating and Governance Committee considers, among other factors, our needs, the talents and skills then available on the Board, and, with respect to incumbent directors, their continued involvement in business and professional activities relevant to us, the skills and experience that should be represented on the Board, the availability of other individuals with desirable skills to join the Board, and the desire to maintain a diverse Board.
FHFA's rule regarding minority and women inclusion generally requires us to encourage the consideration of diversity and the inclusion of women, minorities, and individuals with disabilities in all activities, including considering diversity in the process of nominating directors.

FREDDIE MAC | 2017 Form 10-K	364

Directors, Corporate Governance, and Executive Officers	Directors

Director Biographical Information
The following summarizes each director’s Board service, experience, qualifications, attributes, and/or skills that led to his or her selection as a director, and provides other biographical information, as of February 15, 2018:
Carolyn H. Byrd

Age	Director Since	Freddie Mac Committees		Public Company Directorships
69	December 2008	•	Compensation	•	Regions Financial Corporation
		•	Risk
Ms. Byrd is an experienced finance executive who has held a variety of leadership positions and has significant public company board experience.
Experience and Qualifications

■	Founder, Chairman, and Chief Executive Officer of GlobalTech Financial, LLC (2000-present)

■	President of Coca-Cola Financial Corporation (1997-2000)

■	Various domestic and international positions with The Coca-Cola Company, including Chief of Internal Audits and Director of the Corporate Auditing Department (1977-1997)

■	Member of the Board and Chair of the Audit Committee and former member of the Risk Committee of Regions Financial Corporation (2010-present)

■	Member of the Board, Audit Committee and Executive Committee and Chair of the Corporate Governance and Nominating Committee of Popeyes Louisiana Kitchen, Inc. (2001-2017)

■	Member of the Board and Audit Committee of Circuit City Stores, Inc. (2000-2009)

■	Member of the Board and Audit Committee of RARE Hospitality International, Inc. (2000-2007)
Lance F. Drummond

Age	Director Since	Freddie Mac Committees		Public Company Directorships
63	July 2015	•	Audit	None
		•	Nominating & Governance
Mr. Drummond is a senior business leader with extensive experience, specializing in business transforming strategy development and execution, operations, technology, and process re-engineering.
Experience and Qualifications

■	Executive Vice President of Operations and Technology of TD Canada Trust (2011-2014)

■	Executive Vice President of Human Resources and Shared Services of Fiserv Inc. (2009-2011)

■	Senior Vice President and Supply Chain Executive, Service and Fulfillment Executive for Global Technology and Operations, and eCommerce and ATM Executive of Bank of America (2002-2008)

■	Various positions with Eastman Kodak Company, including Chief Operating Officer and Corporate Vice President of Kodak Professional Division (1976-2002)

FREDDIE MAC | 2017 Form 10-K	365

Directors, Corporate Governance, and Executive Officers	Directors

Thomas M. Goldstein

Age	Director Since	Freddie Mac Committees		Public Company Directorships
58	October 2014	•	Audit	•	Kemper Corporation
		•	Executive
		•	Nominating & Governance, Chair
Mr. Goldstein is an executive with extensive financial services, insurance, mortgage banking, and risk management experience.
Experience and Qualifications

■	Founder of Jamlerpartners LLC (2014-present)

■	Senior Vice President and Chief Financial Officer of the Protection Division of Allstate Insurance Company (2011-2014)

■	Consultant to the financial services industry, pursuing community bank acquisitions with The GRG Group LLC (2009-2011)

■	Managing Director and Chief Financial Officer of Madison Dearborn Partners (2007-2009)

■
Various executive and finance positions for LaSalle Bank Corporation, including Chairman, Chief Executive Officer, and President of ABN AMRO Mortgage Group and Chief Financial Officer of LaSalle Bank Corporation (1998-2007)

■
Various positions with Morgan Stanley Dean Witter, including Senior Vice President and Head of Risk Management and Financial Planning and Analysis of Novus Financial as well as Vice President and Head of Finance, Risk Management, Model Development, and Investor Relations of SPS Transaction Services (1988-1998)

■	Member of the Board, Audit, Compensation and Investment Committees of Kemper Corporation (2016-present)

■	Member of the Board of Trustees, Chair of the Audit Committee, and member of the Performance and Compliance Committees of Columbia Acorn Trust and Wanger Advisors Trust (2014-present)

■	Member of the Board of the FHLB of Chicago (2009-2014)

■	Member of the Board of various Allstate subsidiaries (2011-2014)
Grace A. Huebscher

Age	Director Since	Freddie Mac Committees		Public Company Directorships
58	December 2017	•	Nominating & Governance	None
		•	Risk
Ms. Huebscher is an executive with extensive experience in capital markets and real estate. She brings to the Board deep multifamily industry knowledge, entrepreneurship and savvy.
Experience and Qualifications

■	Advisor to Capital One Commercial Bank (2017)

■	President of Capital One Multifamily Finance, LLC (2013-2017)

■	Co-Founder and Chief Executive Officer of Beech Street Capital, LLC (2009-2013)

FREDDIE MAC | 2017 Form 10-K	366

Directors, Corporate Governance, and Executive Officers	Directors

■	Various positions with Fannie Mae, including Vice President, Capital Markets (1997-2009)

■	Member of the Board of The Kenyon Review (1998-present)

■	Member of the Commercial Board of Governors of the Mortgage Bankers Association (2014-2017)

Steven W. Kohlhagen

Age	Director Since	Freddie Mac Committees		Public Company Directorships
70	February 2013	•	Compensation, Chair	•	AMETEK, Inc.
		•	Executive
		•	Risk
Mr. Kohlhagen is nationally recognized as a leading financial expert with extensive knowledge of mortgage finance and the capital markets. He brings to the Board a unique combination of senior executive leadership skills and a deep understanding of economics, modeling, and complex financial instruments.
Experience and Qualifications

■	Various positions with First Union National Bank (predecessor to Wachovia National Bank and Wells Fargo), last serving as Managing Director of the Fixed Income Division (1992-2003)

■	Various positions with AIG Financial Products (1990-1992); Stamford Capital Group (1987-1990); Bankers Trust Corporation (1985-1987); and Lehman Brothers, Inc. (1983-1985)

■	Consulting work for the Organization for Economic Cooperation and Development (1980-1981), Treasury (1976-1977), and the Federal Reserve Board (1976)

■	Senior Staff Economist for the Council of Economic Advisors, White House Staff (1978-1979)

■	Professor of International Economics and Finance at the University of California, Berkeley (1973-1983)

■	Member of the Board and Audit Committee of AMETEK, Inc. (2006-present)

■	Member of the Board, Audit Committee, and Compensation Committee of GulfMark Offshore, Inc. (2013-2017)

■	Member of the Board and Compensation Committee and Chair of the Governance and Nominating Committee of Reval, Inc. (2007-2016)

■	Member of the Board and Audit Committee of Abtech Holdings, Inc. (2013-2014)

■	Advisory Board member of the Stanford Institute for Economic Policy Research (2001-present)

■	Advisory Board member of the Roper St. Francis Cancer Center (2011-present)

■	Member of the Board of IQ Mutual Funds, a family of Merrill Lynch registered, closed-end investment companies (2005-2010)

FREDDIE MAC | 2017 Form 10-K	367

Directors, Corporate Governance, and Executive Officers	Directors

Donald H. Layton

Age	Director Since	Freddie Mac Committees		Public Company Directorships
67	May 2012	•	Executive	None
Mr. Layton is an experienced financial institution executive and leader of finance and investment organizations. Mr. Layton provides valuable insight to the Board as a result of his leadership of Freddie Mac and his knowledge of our business and industry, as well as his extensive financial services industry experience.
Experience and Qualifications

■	Chief Executive Officer of Freddie Mac (2012-present)

■	Chairman of E*TRADE Financial (2007-2009); Chief Executive Officer (2008-2009)

■	Senior Advisor to the Securities Industry and Financial Markets Association (2006-2008)

■
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

■	Chairman Emeritus of the Partnership for the Homeless (2015-present); Chairman of the Board (2005-2015)

■	Member of the Board of Assured Guaranty Ltd. (2006-2012)

■	Member of the Board of American International Group (2010-2012)
Christopher S. Lynch

Age	Director Since	Freddie Mac Committees		Public Company Directorships
60	December 2008	•	Executive, Chair	•	American International Group Inc.
Mr. Lynch is an experienced senior executive who was responsible for one of the Big Four’s Financial Services practice and served as the lead audit signing partner and account executive for several large financial institutions with mortgage lending businesses. He also has significant public company audit committee and risk management experience. Mr. Lynch’s extensive experience in finance, accounting, and risk management enables him to provide valuable guidance to the Board on complex operating, strategic, governance, financial reporting, troubled-asset management and risk management issues. He has served as Non-Executive Chairman of the company since December 2011.
Experience and Qualifications

■
Independent consultant providing a variety of services to financial intermediaries, including corporate restructuring, risk management, strategy, governance, financial and regulatory reporting, and troubled-asset management (2007-present)

FREDDIE MAC | 2017 Form 10-K	368

Directors, Corporate Governance, and Executive Officers	Directors

■
Various positions with KPMG LLP, including National Partner in Charge - Financial Services; Chairman of KPMG’s Americas Financial Services; Member of the Global Financial Services and U.S. Industries Leadership teams; and Department of Professional Practice partner (1979-2007)

■	Practice Fellow at the FASB (1987-1989)

■	Non-Executive Chairman of the Board of Freddie Mac (2011-present)

■
Member of the Board, Chair of the Nominating and Corporate Governance Committee, member of the Risk and Capital, and Technology Committees and former Chair of the Audit Committee of American International Group (2009-present)

■	Advisory Board member of the Stanford Institute for Economic Policy Research (2014-present)

■	Member of the National Audit Committee Chair Advisory Council of the National Association of Corporate Directors (2014-present)
Sara Mathew

Age	Director Since	Freddie Mac Committees		Public Company Directorships
62	December 2013	•	Audit, Chair	•	Campbell Soup Company
		•	Executive	•	Shire plc
		•	Nominating & Governance
Ms. Mathew is an executive with global financial and general management experience. Ms. Mathew’s extensive business, financial, and management experience, and her public company board and audit committee experience, enable her to contribute to the Board’s oversight of our internal control over financial reporting and compliance matters.
Experience and Qualifications

■
Various positions with Dun & Bradstreet Corporation (2001-2013), including Chairman and Chief Executive Officer (2010-2013); President and Chief Operating Officer (2007-2010); and Senior Vice President and CFO (2002-2006)

■	Various finance and management positions with The Procter & Gamble Company, including Vice President of Finance for Australia, Asia, and India (1983-2001)

■	Member of the Board and Finance and Corporate Development Committee and Chair of the Audit Committee of Campbell Soup Company (2005-present)

■	Member of the Board, Chair of the Audit, Compliance and Risk Committee, member of the Nomination and Governance Committee, and former member of the Remuneration Committee of Shire plc (2015-present)

■	Member of the Board and Finance and Nominating and Corporate Governance Committees of Avon Products, Inc. (2014-2016)

■	Member of the Board of Dun & Bradstreet Corporation (2008-2013)

■	Member of the International Advisory Council of Zurich Financial Services Group (2012-2017)

FREDDIE MAC | 2017 Form 10-K	369

Directors, Corporate Governance, and Executive Officers	Directors

Saiyid T. Naqvi

Age	Director Since	Freddie Mac Committees		Public Company Directorships
68	August 2013	•	Compensation	None
		•	Executive
		•	Risk, Chair
Mr. Naqvi is a seasoned financial executive with proven leadership experience and detailed knowledge of mortgage and consumer financial operations, as well as a deep background in risk and operational management.
Experience and Qualifications

■	President and Chief Executive Officer of PNC Mortgage, a division of PNC Bank, National Association, which is a subsidiary of PNC Financial Services Group (2009-2013)

■	President of Harley-Davidson Financial Services, Inc. (2007-2009)

■	Chief Executive Officer of DeepGreen Financial, Inc. (2005-2006)

■	President and Chief Financial Officer of Setara Corporation (2002-2005)

■	President and Chief Executive Officer of PNC Mortgage Corporation of America (1995-2001)

■	Member of the Board of Genworth Financial (2005-2009)

■	Member of the Board of Hanover Mortgage Capital Holdings, Inc. (1998-2006)
Eugene B. Shanks, Jr.

Age	Director Since	Freddie Mac Committees		Public Company Directorships
70	December 2008	•	Audit	•	Chubb (formerly ACE Limited)
		•	Compensation
Mr. Shanks is an experienced finance executive with leadership and risk management expertise. Mr. Shanks’ leadership and risk management experience enables him to provide the Board with valuable guidance on risk management issues and our strategic direction.
Experience and Qualifications

■	Founder, President, and Chief Executive Officer of NetRisk, Inc. (1997-2002)

■	Various positions with Bankers Trust New York Corporation, including Head of Global Markets and President and Director (1973-1978 and 1980-1995)

■	Treasurer of Commerce Union Bank in Nashville, Tennessee (1978-1980)

■	Member of the Board and Risk and Finance Committee of Chubb (2011-present)

■	Advisory Board member of the Stanford Institute for Economic Policy Research (2010-present)

■	Senior Advisor of Bain and Company (2008-2011)

■	Founding Director of The Posse Foundation (1992-present)

■	Trustee Emeritus of Vanderbilt University (2015-present), Trustee (1992-2015)

FREDDIE MAC | 2017 Form 10-K	370

Directors, Corporate Governance, and Executive Officers	Directors

Anthony A. Williams

Age	Director Since	Freddie Mac Committees		Public Company Directorships
66	December 2008	•	Nominating & Governance	None
		•	Risk
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
Experience and Qualifications

■	Chief Executive Officer and Executive Director of Federal City Council (2012-present)

■	Senior Advisor at King & Spalding (2016-present)

■	Senior Advisor at Dentons (2015-2016)

■	Senior Advisor at McKenna, Long & Aldridge, LLP (2013-2015)

■	Senior Fellow (2012) and Executive Director of Global Government Practice (2010-2012) of the Corporate Executive Board Company

■	Bloomberg Lecturer in Public Management at Harvard’s Kennedy School of Government (2009-2012)

■	Senior Advisor, Intergovernmental Practice at Arent Fox LLP (2009-2010)

■	CEO of Primum Public Realty Trust (2007-2008)

■	Mayor of Washington, DC (1999-2007)

■	Chief Financial Officer of Washington, DC (1995-1998)

■	President of the National League of Cities (2005)

■	Vice-Chair of the Metropolitan Washington Council of Governments (2005-2006)

■	Chief Financial Officer for the U.S. Department of Agriculture (1993-1995)

■	Deputy State Comptroller of Connecticut (1991-1993)

■	Executive Director of the Community Development Agency of St. Louis, Missouri (1989-1991)

■	Assistant Director of the Boston Redevelopment Agency and Head of the Department of Neighborhood Housing and Development (1988-1989)

■	Member of the Board of the Bank of Georgetown (2012-2016)

■	Member of the Board and Audit Committee of Calvert Funds (2010-present)

■	Member of the Board and Audit Committee of Weston Solutions (2008-2015)

■	Member of the Board and Audit Committee of Meruelo Maddox Properties, Inc. (2007-2009)

FREDDIE MAC | 2017 Form 10-K	371

Directors, Corporate Governance, and Executive Officers	Corporate Governance

CORPORATE GOVERNANCE
Our Corporate Governance Practices
The company is committed to best practices in corporate governance. The Board regularly reviews our governance practices, assesses the regulatory and legislative environment, and adopts governance practices that are in the best interests of the company.
Our Board has adopted the company’s Corporate Governance Guidelines. The Guidelines are available on our website at www.freddiemac.com/governance/pdf/gov_guidelines.pdf. The Guidelines are reviewed annually by our Board and were last updated in June 2017. The Guidelines establish corporate governance practices, and include: qualifications for directors, a limitation on the number of boards on which a director may serve, term limits, director orientation and continuing education, and a requirement that the Board and each of its committees perform an annual self-evaluation.
We regularly review our practices to ensure effective collaboration of management and the Board. We have instituted the following specific corporate governance practices:

■
Our Board has an independent Non-Executive Chairman, whose responsibilities include presiding over meetings of the Board and executive sessions of the non-employee or independent directors. Mr. Lynch has served as Non-Executive Chairman since December 2011.

■	Of the Board’s 11 directors, 10 are independent, including the Non-Executive Chairman.

■	Our directors are elected annually.

■	Each of the Audit, Compensation, Nominating and Governance, and Risk Committees consists entirely of independent directors.

■	Each committee operates pursuant to a written charter that has been approved by the Board (these charters are available at http://www.freddiemac.com/governance/board-committees.html).

■	Independent directors meet regularly without management.

■	The Board and each of the Audit, Compensation, Nominating and Governance, and Risk Committees conduct an annual self-evaluation.

■	New directors receive a full orientation regarding the company and issues specific to the committees to which they have been appointed.

■	All directors are provided with access to, and are encouraged to utilize, third party continuing education.

■	Management provides the Board and committees with in-depth technical briefings on substantive issues affecting the company.

■	The Board reviews management talent and succession planning at least annually.
Director Independence and Relevant Considerations
Our non-employee Board members have evaluated the independence, as defined in Sections 4 and 5 of the Guidelines and in Section 303A.02 of the NYSE Listed Company Manual, of each of our non-employee Board members and determined that all current members of our Board (other than Mr. Layton, our CEO) are, and that Messrs. Bostic, Hartnack and Retsinas were, independent directors. Mr. Layton is not considered an independent director because he is our CEO.

FREDDIE MAC | 2017 Form 10-K	372

Directors, Corporate Governance, and Executive Officers	Corporate Governance

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
In determining the independence of each Board member, our non-employee Board members reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of the Guidelines, to determine whether those relationships, either individually or in aggregate, would constitute a material relationship between the director and us that would impair a director’s judgment as a member of the Board or create the perception or appearance of such an impairment:

■
Employment Affiliations with Business Partners - During 2017 and currently, Mr. Williams has served as an employee of a firm that engages or has engaged in business with us resulting in payments between us and the firm. Under the Guidelines, no specific independence determination is required with respect to these payments because they do not exceed the greater of $1 million or 2% of the firm’s consolidated gross revenues for each of the last three fiscal years. After considering the nature and extent of the specific relationship between the firm and us, our non-employee Board members concluded that the business relationship does not constitute a material relationship between Mr. Williams and us that would impair his independence as our director.

■
Employment Affiliations with Competitors - During 2017, an immediate family member of Ms. Huebscher served as an employee of a company that is a competitor of Freddie Mac. After considering the nature and extent of the specific relationship between the company and the immediate family member and between the company and Freddie Mac, our non-employee Board members concluded that those business relationships do not constitute material relationships that would impair Ms. Huebscher’s independence as our director.

■
Board Memberships with Charitable Organizations to Which We Have Made Payments - During 2017, Mr. Bostic, who served as a director until May 31, 2017, served as a board member of a charitable organization that received payments from us. Under the Guidelines, no specific independence determination is required with respect to these payments because they did not exceed the greater of $1 million or 2% of the organization’s consolidated gross revenues for each of the last three fiscal years. During 2017, Mr. Retsinas, who served as a director until February 13, 2018, served as Director Emeritus of a charitable organization that received payments from us. Because the total annual amount paid to the charitable organization did not exceed the greater of $1 million or 2% of the organization’s consolidated gross revenues for each of the last three fiscal years, no specific independence determination with respect to these payments was required under the Guidelines; moreover, since Mr. Retsinas was neither a board member nor a trustee of the charitable organization, the payments would not have required an independence determination in any event. The non-employee members of the Board considered the payments and the nature of the organizations and concluded that the relationships with the charitable organizations did not

FREDDIE MAC | 2017 Form 10-K	373

Directors, Corporate Governance, and Executive Officers	Corporate Governance

constitute a material relationship between Mr. Bostic or Mr. Retsinas and us that impaired their independence as our directors.

■
Board Memberships with Business Partners - During 2017, Ms. Byrd and Messrs. Bostic, Lynch, Retsinas, Shanks, and Williams, and currently, Ms. Byrd and Messrs. Lynch, Shanks and Williams, have served as directors of other companies that engage or have engaged in business with us resulting in payments between us and such companies during the past three fiscal years. After considering the nature and extent of the specific relationship between each of those companies and us, and the fact that these Board members are directors of these other companies rather than employees, our non-employee Board members concluded that those business relationships do not constitute material relationships between any of the directors and us that would impair their independence as our directors.

■
Financial Relationships with Business Partners - Mr. Hartnack, who served as a director until February 13, 2018, owns stock of US Bancorp. In the aggregate, this stock represented a material portion of his net worth. US Bancorp conducts significant business with us, including as a single-family seller/servicer and as trustee of some of our securitization transactions. In order to eliminate any potential conflict of interest that might have arisen as a result of this stock ownership, Mr. Hartnack recused himself from discussing and acting upon any matters considered by the full Board or any of the committees of which he was a member, and that related directly to US Bancorp. The Audit Committee Chair, in consultation with the Non-Executive Chairman, addressed any questions regarding whether recusal from a particular discussion or action was appropriate.

In evaluating Mr. Hartnack’s independence in light of his ownership of US Bancorp stock, our non-employee Board members considered the nature and extent of our business relationship with US Bancorp and any potential impact that his stock ownership might have had on his independent judgment as our director, taking into account the recusal arrangement. Our non-employee Board members concluded that Mr. Hartnack’s recusal arrangement concerning US Bancorp addressed any actual or potential conflicts of interest that might have arisen with respect to his ownership of US Bancorp stock. Accordingly, our non-employee Board members concluded that Mr. Hartnack’s ownership of US Bancorp stock did not constitute a material relationship between him and Freddie Mac that would impair his independence as a Freddie Mac director.
During 2017, Mr. Naqvi owned stock of PNC Financial Services Group, Inc. (“PNC”). In the aggregate, this stock represented a material portion of his net worth. PNC conducts significant business with Freddie Mac, including as a single-family seller/servicer and as trustee of some of Freddie Mac’s securitization transactions. In order to eliminate any potential conflict of interest that might have arisen as a result of this stock ownership, Mr. Naqvi agreed to recuse himself from discussing and acting upon any matters that were to be considered by the full Board or any of the committees of which he is a member, and that related directly to PNC. The Audit Committee Chair, in consultation with the Non-Executive Chairman, addressed any questions regarding whether recusal from a particular discussion or action was appropriate. In July 2017, Mr. Naqvi reported that he substantially reduced his holdings of PNC stock such that it no longer constituted a material portion of his net worth and, as a result, the Board determined that his recusal arrangement was no longer necessary.
In evaluating Mr. Naqvi’s independence in light of his ownership of PNC stock, our non-employee Board members considered the nature and extent of Freddie Mac’s business relationship with PNC

FREDDIE MAC | 2017 Form 10-K	374

Directors, Corporate Governance, and Executive Officers	Corporate Governance

and any potential impact that his stock ownership might have on his independent judgment as our director, taking into account the recusal arrangement. Our non-employee Board members concluded that Mr. Naqvi’s recusal arrangement concerning PNC addressed any actual or potential conflicts of interest that might have arisen with respect to his ownership of PNC stock. Accordingly, our non-employee Board members concluded that Mr. Naqvi’s ownership of PNC stock did not constitute a material relationship between him and Freddie Mac that would impair his independence as a Freddie Mac director.

Board and Committee Information
Authority of the Board and Board Committees

The directors serve on behalf of, and exercise authority as directed by, the Conservator and owe their fiduciary duties of care and loyalty to the Conservator. Although the Conservator has delegated to the Board and its committees authority to function in accordance with the duties and authorities set forth in applicable statutes, regulations, guidance, orders and directives, and our Bylaws and committee charters, the Conservator has reserved certain powers of approval to itself. The Conservator provided instructions to the Board in 2008 and 2012 to consult with and obtain the Conservator’s decision before taking certain actions. In December 2017, the Conservator further revised these instructions, which will become effective on March 31, 2018. Until the revised instructions are effective, we remain subject to the Conservator’s prior instructions from 2012, which are described in Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board and Committee Information in our Annual Report on Form 10-K filed on February 16, 2017.
The Conservator’s revised instructions require that we obtain the Conservator’s decision before taking action on any matters that require the consent of or consultation with Treasury under the Purchase Agreement. See Note 2: Conservatorship and Related Matters for a list of matters that require the approval of Treasury under the Purchase Agreement.
The Conservator’s revised instructions also require us to obtain the Conservator’s decision before taking action in the areas identified in the table below. For some matters, the Conservator’s revised instructions specify that our Board must review and approve the matter before we request the Conservator's decision, and for other matters the Board is expected to determine the appropriate level of its engagement.

FREDDIE MAC | 2017 Form 10-K	375

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Matters Requiring Prior Board Review and Approval	Other Matters
•    redemptions or repurchases of our subordinated debt, except as may be necessary to comply with the Purchase Agreement;
•    creation of any subsidiary or affiliate, or entering into a substantial transaction with a subsidiary or affiliate, except for routine, ongoing transactions with CSS or the creation of, or a transaction with, a subsidiary or affiliate undertaken in the ordinary course of business;
•    changes to, or removal of, Board risk limits that would result in an increase in the amount of risk that may be taken by us;
•    retention and termination of external auditors to perform an integrated audit of our financial statements and internal controls over financial reporting and termination of law firms serving as consultants to the Board;
•    proposed amendments to our bylaws or Board committee charters;
•    setting or increasing the compensation or benefits payable to members of the Board; and
•    establishing the annual operating budget.

•    material changes in accounting policy;
•    proposed changes in our business operations, activities, and transactions that, in the reasonable business judgment of our management, are more likely than not to result in a significant increase in credit, market, reputational, operational or other key risks;
•    matters, including our initiation or substantive response to litigation, that impact or question the Conservator’s powers, our status in conservatorship, the legal effect of the conservatorship, interpretations of the Purchase Agreement or terms and conditions of the Financial Agency Agreement with Treasury or our performance under the Financial Agency Agreement;
•    agreements with respect to any securities litigation claim; and agreements under which we settle, resolve, or compromise demands, claims, litigation, lawsuits, prosecutions, regulatory proceedings, or tax matters when the amount in dispute is more than $50 million, including each separate agreement with the same counterparty involving the same dispute or common facts when the aggregate amount in dispute totals more than $50 million (excluding loan workouts);
•    mergers, acquisitions and changes in control of a Key Counterparty where we have a direct contractual right to cease doing business with such Key Counterparty or object to the merger or acquisition;
•    changes to requirements, policies, frameworks, standards or products that are aligned with Fannie Mae’s, pursuant to FHFA’s direction;
•    credit risk transfers that are new transaction types, recurring transactions with any material change in terms, and transactions that involve collateral types not previously included in a risk transfer transaction;
•    mortgage servicing rights sales and transfers involving:
○    100,000 or more loans to a non-bank transferee; or
○    25,000 or more loans to any transferee servicer when the transfer would increase the number of the transferee's Freddie Mac- and Fannie Mae-owned seriously delinquent loans by at least 25 percent and the servicing transfer has a minimum of 500 seriously delinquent loans; and
•    changes in employee compensation that could significantly impact our employees, including retention awards, special incentive plans, and merit increase pool funding.

In addition, FHFA requires us to provide it with timely notice of (i) activities that represent a significant change in current business practices, operations, policies, or strategies not otherwise addressed in the Conservator decision items referenced above; (ii) exceptions and waivers to aligned requirements, policies, frameworks, standards or products if not otherwise submitted to FHFA for Conservator approval as required above; and (iii) accounting error corrections to previously issued financial statements that are not de minimis. FHFA will then determine whether any such items require Conservator approval. For more information on the conservatorship, see MD&A - Conservatorship and Related Matters.

FREDDIE MAC | 2017 Form 10-K	376

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Board Committees

The Board has five standing committees: Audit, Compensation, Executive, Nominating and Governance, and Risk. All standing committees, other than the Executive Committee, meet regularly and are chaired by, and consist entirely of, independent directors. The Committees perform essential functions on behalf of the Board. The Committee Chairs review and approve agendas for all meetings of their respective Committees. Charters for the standing committees have been adopted by the Board and approved by the Conservator, and describe each committee’s responsibilities. These charters are available on our website at http://www.freddiemac.com/governance/board-committees.html. The membership of each committee as of February 15, 2018 is set forth below, together with a description of the primary responsibilities of each committee.

Committee	Meetings in 2017	Chair	Members

Audit Committee	9 Committee meetings; 3 joint meetings with the Risk Committee	Sara Mathew	•	Lance F. Drummond
			•	Thomas M. Goldstein
			•	Nicolas P. Retsinas
			•	Eugene B. Shanks. Jr.

Executive Committee	None	Christopher S. Lynch	•	Thomas M. Goldstein
			•	Donald H. Layton
			•	Steven W. Kohlhagen
			•	Sara Mathew
			•	Saiyid T. Naqvi

Compensation Committee	8 Committee meetings	Steven W. Kohlhagen	•	Carolyn H. Byrd
			•	Saiyid T. Naqvi
			•	Eugene B. Shanks, Jr.

Nominating and Governance Committee	5 Committee meetings	Thomas M. Goldstein	•	Lance F. Drummond
			•	Grace A. Huebscher
			•	Sara Mathew
			•	Anthony A. Williams

Risk Committee	5 Committee meetings; 3 joint meetings with the Audit Committee	Saiyid T. Naqvi	•	Carolyn H. Byrd
			•	Grace A. Huebscher
			•	Steven W. Kohlhagen
			•	Anthony A. Williams

Audit Committee
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

FREDDIE MAC | 2017 Form 10-K	377

Directors, Corporate Governance, and Executive Officers	Corporate Governance

reports related to processes established by management to provide compliance with legal and regulatory requirements. The Audit Committee’s activities during 2017 with respect to the oversight of the independent auditor are described in more detail in Principal Accounting Fees and Services — Approval of Independent Auditor Services and Fees. The Audit Committee also periodically reviews the company’s guidelines and policies governing the processes for assessing and managing the company’s risks and generally reviews the company’s major financial risk exposures and the steps taken to monitor and control such exposures. The Audit Committee also approves all decisions regarding the appointment, removal, and compensation of the General Auditor and the appointment or removal of the CCO. The General Auditor reports independently to the Audit Committee.
Our Audit Committee satisfies the definition of “audit committee” in Exchange Act Section 3(a)(58)(A) and the requirements of Exchange Act Rule 10A-3. Although our stock has been delisted from the NYSE, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those relating to audit committees, continue to apply to us because they are incorporated by reference in the Corporate Governance Rule. Our Audit Committee satisfies the “audit committee” requirements in Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual. The Board has determined that all members of our Audit Committee are independent and that Ms. Mathew, a member of the Audit Committee since December 2013 and its current chair, meets the definition of an “audit committee financial expert” under SEC regulations.
Executive Committee
The Executive Committee, which, with the exception of our CEO, Mr. Layton, consists of independent directors, is authorized to exercise the corporate powers of the Board between meetings of the Board, except for those powers reserved to the Board by our Bylaws or otherwise.
Compensation Committee
The Compensation Committee oversees the company’s compensation and benefits policies and programs. The company’s processes for consideration and determination of executive compensation, and the role of the Compensation Committee in those processes, are further described in Executive Compensation — CD&A. The Compensation Committee Report is included in Executive Compensation — CD&A — Compensation Committee Report.
The Compensation Committee consists entirely of independent directors. None of the members of the Compensation Committee during fiscal year 2017 were officers or employees of Freddie Mac or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.
Nominating and Governance Committee
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

FREDDIE MAC | 2017 Form 10-K	378

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Risk Committee
The Risk Committee, which consists entirely of independent directors, oversees on an enterprise-wide basis the company’s risk management framework, including credit risk, market risk, liquidity risk, operational risk, and enterprise-wide strategic risk. The Risk Committee reviews and approves the company’s enterprise risk policy and Board-level risk limits or metrics, and reviews significant: (i) enterprise risk exposures; (ii) risk management strategies; (iii) results of risk management reviews and assessments; and (iv) emerging risks, among other responsibilities. The Risk Committee also approves all decisions regarding the appointment or removal of the CERO, and the CERO reports independently to the Risk Committee, in addition to the CEO.
Board Leadership Structure
The positions of CEO and Non-Executive Chairman of the Board are held by different individuals. This leadership structure was established by the Conservator. FHFA’s Corporate Governance Rule requires that the position of chairperson of the Board be filled by an independent director as defined under the rules of the NYSE. See MD&A — Risk Management — Overview for more information on the Board’s role in risk oversight.
For a discussion of the Compensation Committee’s conclusion that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us, see Executive Compensation — Compensation and Risk.
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
Codes of Conduct
We have separate codes of conduct for our employees and Board members. The employee code also serves as the code of ethics for senior executives and financial officers. All employees, including senior executives and financial officers, are required to sign an annual acknowledgment that they have read the employee code and agree to abide by it and will report suspected deviations from the employee code. When joining our Board, our directors acknowledge that they have reviewed and understand the director code and agree to be bound by its provisions, and each director executes a related confirmation annually.
Copies of our employee and director codes of conduct are available, and any amendments or waivers that would be required to be disclosed are posted, on our website at www.freddiemac.com.

FREDDIE MAC | 2017 Form 10-K	379

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Director Compensation
Non-employee Board members receive compensation in the form of cash retainers, paid on a quarterly basis. Non-employee directors are also reimbursed for reasonable out-of-pocket costs for attending meetings of the Board or a Board committee of which they are a member and for other reasonable expenses associated with carrying out their responsibilities as directors.
Our directors are compensated entirely in cash because the Purchase Agreement prohibits us from issuing any shares of our equity securities without the prior written consent of Treasury. See Executive Compensation — CD&A — Overview of Executive Management Compensation Program. Unlike compensation for our executives, there is no provision in the director compensation program for pay that varies depending on business results. Although such incentive compensation is deemed appropriate to give management strong incentives to devise and execute business plans and achieve positive financial results, it is viewed as inconsistent with the oversight role of directors.
2017 Non-Employee Director Compensation Levels

Board compensation levels during conservatorship are shown in the table below.

Board Service	Cash Compensation
Annual Retainer for Non-Executive Chairman	$290,000
Annual Retainer for Directors (other than the Non-Executive Chairman)	160,000
Committee Service	Cash Compensation
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Risk)	10,000
Annual Retainer for Audit Committee Members	10,000

FREDDIE MAC | 2017 Form 10-K	380

Directors, Corporate Governance, and Executive Officers	Corporate Governance

2017 Director Compensation

The following table summarizes the 2017 compensation earned by all persons who served as non-employee directors during 2017.

Non-Employee Director	Fees Earned or Paid in Cash(1)	All Other Compensation	Total
Christopher S. Lynch	$290,000	—	$290,000
Raphael W. Bostic(2)	66,374	—	66,374
Carolyn H. Byrd(3)	164,097	—	164,097
Lance F. Drummond	170,000	—	170,000
Thomas M. Goldstein	170,000	—	170,000
Richard C. Hartnack	170,000	—	170,000
Grace A. Huebscher(4)	13,478	—	13,478
Steven W. Kohlhagen	160,000	—	160,000
Sara Mathew(3)	182,542	—	182,542
Saiyid T. Naqvi	175,000	—	175,000
Nicolas P. Retsinas	180,000	654(5)	180,654
Eugene B. Shanks, Jr.	170,000	—	170,000
Anthony A. Williams	160,000	—	160,000

(1)
Because we do not have pension or retirement plans for our non-employee directors and all compensation is paid in cash, “Change in Pension Value and Non-qualified Deferred Compensation Earnings” and “All Other Compensation” columns have been omitted.

(2)	Mr. Bostic resigned from the Board in May 2017.

(3)
In addition to the annual Board service and appropriate Committee Chair retainers, the amount reflects partial annual compensation for service as a member of the Audit Committee or as a Committee Chair during 2017. In March 2017, the Chair of the Audit Committee transitioned from Ms. Byrd to Ms. Mathew.

(4)	Ms. Huebscher joined the Board in December 2017.

(5)
Represents the fair market value of accrued dividend equivalents of vested restricted stock units granted to Mr. Retsinas on June 8, 2007 and June 5, 2008 which were released on January 2, 2017, the date the restrictions on the units lapsed.

Indemnification

We have made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see Executive Compensation — CD&A — Written Agreements Relating to NEO Employment — Indemnification Agreements.

FREDDIE MAC | 2017 Form 10-K	381

Directors, Corporate Governance, and Executive Officers	Executive Officers

EXECUTIVE OFFICERS
As of February 15, 2018, our executive officers are as follows:
Donald H. Layton

Age	Year of Affiliation	Position
67	2012	Chief Executive Officer
Mr. Layton has served as our CEO and a member of our Board since May 2012. See Director Biographical Information for a brief biographical description for Mr. Layton.
James G. Mackey

Age	Year of Affiliation	Position
50	2013	Executive Vice President - Chief Financial Officer
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
David M. Brickman

Age	Year of Affiliation	Position
52	1999	Executive Vice President - Multifamily
Mr. Brickman has served as our EVP - Multifamily since February 2014 and prior to that served as our SVP - Multifamily since July 2011. In these roles, he has been responsible for overall management of our Multifamily business line. From June 2011 until July 2011, he served as SVP - Multifamily Capital Markets, and from March 2004 to June 2011, he served as Vice President in charge of Multifamily Capital Markets. In his previous roles at Freddie Mac, Mr. Brickman led the multifamily securitization, pricing, costing, portfolio management, and research teams; was responsible for the development and implementation of new quantitative pricing models and financial risk analysis frameworks for all multifamily programs; and designed and led the development of several of our multifamily loan and securitization products, including the Capital Markets Execution and the K-Deal Securitization Program. Prior to joining Freddie Mac in 1999, Mr. Brickman co-led the Mortgage Finance and Credit Analysis group in the consulting practice at PricewaterhouseCoopers LLP.

FREDDIE MAC | 2017 Form 10-K	382

Directors, Corporate Governance, and Executive Officers	Executive Officers

Stacey Goodman

Age	Year of Affiliation	Position
55	2017	Executive Vice President - Chief Information Officer
Ms. Goodman has served as our EVP - Chief Information Officer since September 2017. In this role, she leads the Information Technology division and provides enterprise-wide leadership for the company’s technology activities. Previously, Ms. Goodman spent four years at CIT where she was the EVP and Chief Information and Operations Officer. Prior to working at CIT, she worked at Bank of America from 2005 to 2011 in roles of increasing responsibility, last serving as managing director and divisional Chief Information Officer of global technology and operations.
Anil D. Hinduja

Age	Year of Affiliation	Position
54	2015	Executive Vice President - Chief Enterprise Risk Officer
Mr. Hinduja has served as our EVP - Chief Enterprise Risk Officer since July 2015. In this role, he provides overall direction and leadership for the Risk function and is responsible for leading an integrated risk management framework for all aspects of risk across the entire company. He joined Freddie Mac from Barclays PLC, where he served in increasingly broader risk management roles beginning in 2009, including Chief Risk Officer for Barclays Africa Group Limited, Group Credit Director for Retail Credit Risk, and Chief Risk Officer for Barclays’ retail bank in the U.K. Prior to joining Barclays, Mr. Hinduja spent 19 years at Citigroup in diverse roles with increasing responsibility across finance, operations, sales and distribution, business, and risk management in global consumer businesses. In risk, he was Director for Global Consumer Credit Risk and then Chief Risk Officer for the Consumer Lending Group, where he was responsible for managing risk in the mortgage, auto, and student loan businesses. His tenure at Citigroup culminated in his term as President and CEO of Citi Home Equity.
Michael T. Hutchins

Age	Year of Affiliation	Position
62	2013	Executive Vice President - Investments and Capital Markets
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

FREDDIE MAC | 2017 Form 10-K	383

Directors, Corporate Governance, and Executive Officers	Executive Officers

David B. Lowman

Age	Year of Affiliation	Position
60	2013	Executive Vice President - Single-Family Business
Mr. Lowman has served as our EVP - Single-Family Business since May 2013. In addition, he served as a member of the Board of Managers of CSS from November 2014 through April 2017. Previously, Mr. Lowman served as a Senior Advisor to The Boston Consulting Group. Prior to that, he was the Chief Executive Officer of Chase Home Lending from 2006 to 2011. Before Chase Home Lending, he spent a decade in senior leadership roles in various lending businesses of Citigroup, including head of CitiMortgage and Citicorp Trust Bank, FSB. Before joining Citigroup, Mr. Lowman spent 11 years at The Prudential Home Mortgage Company, Inc. in progressively senior leadership roles. He started his career at KPMG where his clients included banks, thrifts, and mortgage bankers.
William H. McDavid

Age	Year of Affiliation	Position
71	2012	Executive Vice President - General Counsel & Corporate Secretary
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
Jerry Weiss

Age	Year of Affiliation	Position
59	2003	Executive Vice President - Chief Administrative Officer
Mr. Weiss has served as our EVP - Chief Administrative Officer since August 2010. In this role, he manages the services and operations of Freddie Mac’s External Relations, including Government and Industry Relations and Public Policy; Public Relations and Corporate Marketing; Internal Communications; Making Home Affordable - Compliance; Conservatorship and Regulatory Affairs; and Economic and Housing Research organizations. In addition, since November 2014 he has served as a member of the Board of Managers of CSS and currently serves as its Chair. He also served as our CCO from August 2010 until June 2011. Prior to August 2010, Mr. Weiss served as our SVP and CCO and in various other senior management capacities since joining us in October 2003. Prior to joining us, Mr. Weiss worked from 1990 at Merrill Lynch Investment Managers, most recently as First Vice President and Global Head of Compliance. From 1982 to 1990, Mr. Weiss was with a national law practice in Washington, D.C., where he specialized in securities regulation and corporate finance matters.

FREDDIE MAC | 2017 Form 10-K	384

Executive Compensation	Compensation Discussion and Analysis

Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This section contains information regarding our compensation programs and policies (all of which have been approved by FHFA) and the compensation of the following individuals who we determined to be our Named Executive Officers, or NEOs, for the year ended December 31, 2017.

Named Executive Officers
Donald H. Layton	Chief Executive Officer
James G. Mackey	Executive Vice President - Chief Financial Officer
Michael T. Hutchins	Executive Vice President - Investments and Capital Markets
David B. Lowman	Executive Vice President - Single-Family Business
William H. McDavid	Executive Vice President - General Counsel & Corporate Secretary
For information on our primary business objectives and the progress we made during 2017 toward accomplishing those objectives, see Introduction — About Freddie Mac.
Overview of Executive Management Compensation Program
Compensation in 2017 for each NEO, other than Mr. Layton, whose compensation is discussed below, was governed by the Executive Management Compensation Program, or EMCP. The EMCP balances our need to retain and attract executive talent with promoting the conservatorship objectives included in FHFA’s Conservatorship Scorecard, as well as goals separately established by management related to the commercial aspects of our business, which are included in our Corporate Scorecard. All compensation under the EMCP is delivered in cash because the Purchase Agreement does not permit us to provide equity-based compensation to our employees unless approved by Treasury.
Additional information about the EMCP is provided below and in our Quarterly Report on Form 10-Q filed on August 4, 2015.

FREDDIE MAC | 2017 Form 10-K	385

Executive Compensation	2017 Compensation Information for NEOs

Elements of Target TDC
Compensation under the EMCP in 2017 consisted of the following elements:

Base Salary		Deferred Salary
		■	The amount earned in each quarter, including interest, is paid on the last pay date of the corresponding quarter in the following year.
		Fixed Deferred Salary		At-Risk Deferred Salary
				■	To encourage achievement of conservatorship, corporate, and individual performance goals
				Conservatorship Scorecard		Corporate Scorecard/ Individual

■	$500,000 or less with limited exceptions and requires FHFA approval	■	To encourage executive retention	■	Subject to reduction based on Conservatorship Scorecard performance	■	Subject to reduction based on performance against both the Corporate Scorecard and individual objectives
		■	Equal to total Deferred Salary less the At-Risk portion
■	Earned and paid bi-weekly
The objectives against which 2017 corporate performance was measured, together with the assessment of actual performance against those objectives, are described in Determination of 2017 At-Risk Deferred Salary — At-Risk Deferred Salary Based on Conservatorship Scorecard Performance and Determination of 2017 At-Risk Deferred Salary — At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance. These performance measures were chosen because they reflected our 2017 priorities during conservatorship.
See Other Executive Compensation Considerations — Effect of Termination of Employment for information on the effect of a termination of employment, including the timing and payment of any unpaid portion of Deferred Salary and related interest.
Executive Compensation Best Practices

What We Do		What We Don't Do
■	Clawback provisions with a significant portion of compensation subject to recapture and/or forfeiture	■	No agreements that guarantee a specific amount of compensation for a specified term of employment
■	Use of an independent compensation consultant by the Board’s Compensation Committee	■	No golden parachute payments or other similar change in control provisions
■	Annual compensation risk review	■	No tax “gross-ups”
■	Single executive perquisite, reimbursement of tax, estate, and/or personal financial planning expenses (up to $4,500 annually, with an additional $2,500 in the first year of eligibility)	■	No hedging or pledging of company securities permitted
■	Evaluation of company performance against multiple measures, including non-financial measures

FREDDIE MAC | 2017 Form 10-K	386

Executive Compensation	2017 Compensation Information for NEOs

CEO Compensation
Mr. Layton’s compensation in 2017 consisted solely of an annual Base Salary of $600,000, a level established by FHFA pursuant to the Equity in Government Compensation Act of 2015. In 2017, he did not, and currently does not, participate in the EMCP and therefore has no compensation subject to either corporate or individual performance. Mr. Layton's compensation in 2018 is unchanged from 2017.
Mr. Layton is eligible to participate in all employee benefit plans offered to Freddie Mac’s other senior executives under the terms of those plans.
Determination of 2017 Target TDC for Eligible NEOs
Role of Compensation Consultant

As part of the annual process to determine the Target TDC for each of the eligible NEOs, the Compensation Committee receives guidance from Meridian Compensation Partners, LLC (“Meridian”), its independent compensation consultant. In addition to the annual process to determine Target TDC, Meridian provides guidance to the Compensation Committee throughout the year on other executive compensation matters.
Meridian has not provided the Compensation Committee with any non-executive compensation services, nor has the firm provided any consulting services to our management. During 2017, the Compensation Committee reviewed Meridian’s independence based on the factors outlined in Exchange Act Rule 10C-1(b)(4) and determined that Meridian continues to be independent.
2017 Comparator Group Companies

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

FREDDIE MAC | 2017 Form 10-K	387

Executive Compensation	2017 Compensation Information for NEOs

The Comparator Group used in determining compensation for 2017 consisted of the following companies, which include no changes from the 2016 Comparator Group:

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
The Compensation Committee has determined that, in addition to the companies above, the following companies will be included in the 2018 Comparator Group. These additional companies reflect our growing technology focus and provide the Compensation Committee with additional data to use when making executive compensation decisions.

American Express	KeyCorp	Visa
Citizens Financial Group	Mastercard	Voya Financial
Discover Financial Services	Synchrony Financial

Establishing Target TDC

The Compensation Committee developed its 2017 Target TDC recommendations for the eligible NEOs, other than Mr. Hutchins, by reviewing data from the Comparator Group. For Mr. Hutchins, the Compensation Committee reviewed data from a broader financial services survey reflecting companies with significant assets under management. The Compensation Committee’s 2017 Target TDC recommendation for each of the eligible NEOs was reviewed and approved by FHFA.
2017 Target TDC

The following table sets forth the components of 2017 Target TDC for each of our eligible NEOs.

	2017 Target TDC
Named Executive Officer(1)	Base Salary	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
James G. Mackey	500,000	1,775,000	975,000	3,250,000
Michael T. Hutchins	500,000	1,425,000	825,000	2,750,000
David B. Lowman	500,000	1,775,000	975,000	3,250,000
William H. McDavid	500,000	1,460,000	840,000	2,800,000

(1)	Mr. Layton did not participate in the EMCP in 2017 and therefore is not included in this table. For a discussion of Mr. Layton’s compensation, see CEO Compensation.

FREDDIE MAC | 2017 Form 10-K	388

Executive Compensation	2017 Compensation Information for NEOs

The 2017 Target TDC amounts reflected modest increases effective in late January 2017 from 2016 levels for each eligible NEO after taking into account their individual performance and to move their compensation closer to the 50th percentile of competitive market compensation levels. For additional information, see 2017 Target TDC in our Annual Report on Form 10-K filed on February 16, 2017.

FREDDIE MAC | 2017 Form 10-K	389

Executive Compensation	2017 Compensation Information for NEOs

Determination of 2017 At-Risk Deferred Salary
The Compensation Committee and FHFA considered our achievements in pursuing our primary business objectives, as well as other factors, in determining the funding level for At-Risk Deferred Salary in 2017. FHFA determined the funding level for the portion of At-Risk Deferred Salary based on Conservatorship Scorecard performance, and the Compensation Committee determined, with FHFA’s review and approval, the amounts payable to each eligible NEO for the portion of At-Risk Deferred Salary based on Corporate Scorecard goals and individual performance.
At-Risk Deferred Salary Based on Conservatorship Scorecard Performance

Half of each eligible NEO’s 2017 At-Risk Deferred Salary, or 15% of Target TDC, was subject to reduction based on FHFA’s assessment of the company’s performance against the objectives in the 2017 Conservatorship Scorecard. FHFA independently assessed the company’s performance and determined that a 98% funding level was justified for the portion of the eligible NEOs’ At-Risk Deferred Salary based on the 2017 Conservatorship Scorecard. FHFA noted the following considerations in assessing our performance against the 2017 Conservatorship Scorecard:

■
Our contribution to maintaining the national housing finance markets through our efforts to simplify and standardize forms and approaches and refine aspects of loss mitigation, as well as continuing to advance the Neighborhood Stabilization Initiative;

■	Our continuing efforts to reduce taxpayer risk by pursuing new and innovative approaches to single-family and multifamily credit risk transfer transactions;

■
Our effective collaboration with CSS and Fannie Mae in moving the single security initiative and the common securitization platform forward, and our contribution to the successful implementation of the Uniform Closing Disclosure Dataset;

■
Our creativity, collaboration, and speed in evaluating and delivering solutions for those affected by Hurricanes Irma, Harvey, and Maria, which allowed homeowners to stay in their homes and move forward to focus on recovery; and

■
The important steps we took in the diversity and inclusion (“D&I”) area, including transactions with minority- and women-owned businesses. FHFA noted, however, that although we failed to establish certain quantifiable goals for D&I, substantial efforts made in 2017 position us to achieve this goal in early 2018.

In making its assessment, FHFA also considered the following:

■	The extent to which the company conducts initiatives in a safe and sound manner consistent with FHFA’s expectations for all activities;

■	The extent to which the outcomes of the company’s activities support a competitive and resilient secondary mortgage market to support homeowners and renters;

■	The extent to which the company conducts initiatives with consideration for D&I consistent with FHFA’s expectations for all activities;

■	Cooperation and collaboration with FHFA, Fannie Mae, CSS, the industry, and other stakeholders; and

■	The quality, thoroughness, creativity, effectiveness, and timeliness of the company’s work products.

FREDDIE MAC | 2017 Form 10-K	390

Executive Compensation	2017 Compensation Information for NEOs

The table below presents the Conservatorship Scorecard objectives and FHFA’s assessment of our achievement against those objectives.

Performance Goals		FHFA’s Summary of Performance
Maintain, in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive, and resilient national housing finance markets. (40%)

Work to increase access to single-family mortgage credit for creditworthy borrowers, including underserved segments of the market:
All goals were achieved with the creation of a multiyear plan to support access to credit for underserved segments in 2018 and beyond; the launch of policies and products to support future borrowers; and the implementation of Loan Prospector Advisor, a tool for counselors to assess consumers' readiness for homeownership.

•	Continue to assess opportunities to address credit access and develop recommendations for improvements where appropriate:
○ Conduct research to assess opportunities for responsibly supporting access to credit for underserved borrower groups.
○ Leveraging research and analysis, develop pilots and initiatives that take into account the changing circumstances and needs of the borrower population.
○
Support access to credit for borrowers with limited English proficiency by assessing the impact of language barriers throughout the mortgage life cycle and developing a plan to improve access to credit that is appropriate for the company.

•	Continue to improve the effectiveness of pre-purchase counseling and homeownership education through technology, data analysis, and other opportunities as appropriate.
•	Conclude assessment of updated credit score models for underwriting, pricing, and investor disclosures, and, as appropriate, plan for implementation.
Finalize post-crisis loss mitigation activities:
All goals were achieved with the implementation of the Flex Modification program; the Mortgage Assistance Application program, which replaces the Uniform Borrower Assistance Form; and Imminent Default determination.

•	Implement the post-crisis permanent modification for borrowers with long-term hardships and finalize related activities, including updates to the Uniform Borrower Assistance Form.
•
Develop other post-crisis loss mitigation options for borrowers, including solutions for borrowers with short-term hardships and guidelines for foreclosure alternatives such as short sale and deed-in-lieu. Develop an implementation plan and timeline for these offerings.

Continue to responsibly reduce the number of severely-aged delinquent loans and real estate owned properties:
All goals were achieved with the company demonstrating diligence and collaboration in the Neighborhood Stabilization Initiative ("NSI") program resulting in responsible disposition of Real Estate Owned properties in hardest-hit communities, the implementation of a donation and demolition plan that supports neighborhood stabilization and the expansion of the NSI into ten additional markets.

•
Continue to implement strategies to responsibly reduce the number of severely-aged delinquent loans held by the company with a focus on providing home retention options for borrowers when possible, including through non-performing loan sales.

•	Continue to responsibly reduce the number of real estate owned properties held by the company, including through the Neighborhood Stabilization Initiative.
Assess the current mortgage servicing business model:		All goals were achieved.
•
With the objective of ensuring ongoing liquidity in the mortgage servicing market and ensuring counterparty strength, initiate a multiyear assessment of both the challenges facing the mortgage servicing market and potential solutions for identified issues.

•	Work collaboratively with industry stakeholders and seek stakeholder feedback in assessing these challenges and potential solutions.
Explore opportunities to further support liquidity in multifamily affordable housing:		Goal was achieved.
•
Explore opportunities to further support liquidity in multifamily affordable housing, including through pilots and initiatives. Research and analysis are encouraged in the following areas: workforce housing, affordability in high-cost and very-high cost areas, targeted affordable housing, small multifamily properties, manufactured housing rental community blanket loans, senior housing, rural housing, energy efficiency, and other areas as identified by the company.

FREDDIE MAC | 2017 Form 10-K	391

Executive Compensation	2017 Compensation Information for NEOs

Performance Goals		FHFA’s Summary of Performance
Manage the dollar volume of new multifamily business to remain at or below $36.5 billion:		Goal was achieved.
•	Loans in affordable and underserved market segments, as defined by FHFA, are to be excluded from the $36.5 billion cap for the company.

Reduce taxpayer risk through increasing the role of private capital in the mortgage market (30%)
Single-Family Credit Risk Transfers:		All goals were achieved through the company's innovative approaches to transferring credit risk on single-family mortgages.
•
Transfer a meaningful portion of credit risk on at least 90 percent of the UPB of newly acquired single-family mortgages in loan categories targeted for risk transfer. For 2017, targeted single-family loan categories include: non-HARP and non-high LTV refinance, fixed-rate mortgages with terms greater than 20 years and loan to value ratios above 60 percent.

•
Continue efforts to evaluate and implement economically feasible ways to transfer credit risk on other types of newly acquired single-family mortgages that are not included in the targeted loan categories.

•
Identify, evaluate, and address significant issues from the 2016 Request for Input on advancing the company's and Fannie Mae's credit risk transfer programs, including through consideration of front-end credit risk transfers.

Multifamily Credit Risk Transfers:		All goals were achieved through the company’s innovative approaches to transfer risk on multifamily mortgages.
•	Transfer a meaningful portion of credit risk on at least 80 percent of the UPB of newly acquired multifamily mortgages.
•	Continue efforts to evaluate, and implement if economically feasible, further ways to transfer additional credit risk.
Retained Portfolio:		Goal was achieved.
•	Execute FHFA-approved retained portfolio plans that meet, even under adverse conditions, the annual PSPA requirements and the $250 billion PSPA cap by December 31, 2018.
○ Any sales should be commercially reasonable transactions that consider impacts to the market, borrowers, and neighborhood stability.
Private Mortgage Insurer Eligibility Requirements (PMIERs 2.0):		Goal was achieved.
•	Evaluate existing PMIERs and whether changes or updates are appropriate.

Build a new single-family infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future (30%)
Common Securitization Platform and Single Security:		All goals were achieved with focus on activities to support the implementation of Single Security in 2Q 2019.
•
Continue working with FHFA, each other, and CSS to: 1) build and test the CSP; 2) implement the changes necessary to integrate the Enterprises’ related systems and operations with the CSP; and 3) implement the Single Security on the CSP for both Enterprises.

•	Incorporate the following design principles in developing the CSP:
○ Focus on the functions necessary for current Enterprise single-family securitization activities.
○ Include the development of operational and system capabilities necessary for CSP to facilitate the issuance and administration of a Single Security for the Enterprises.
○ Allow for the integration of additional market participants in the future.
•	Continue to work with each other and CSS to obtain and utilize input from the Single Security/CSP Industry Advisory Group.
Provide Active Support for Mortgage Data Standardization Initiatives:		Goal was achieved.
•	Continue the development and implementation of the Uniform Closing Disclosure Dataset.

FREDDIE MAC | 2017 Form 10-K	392

Executive Compensation	2017 Compensation Information for NEOs

At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance

The other half of each eligible NEO’s At-Risk Deferred Salary, also equal to 15% of Target TDC, was subject to reduction based on the company’s performance against the Corporate Scorecard goals and the NEO’s individual performance. The five Corporate Scorecard goals drive how we manage and improve the commercial aspects of our business and are intended to complement the FHFA Strategic Plan and Conservatorship Scorecard. Certain of the individual performance objectives for the eligible NEOs were either Conservatorship Scorecard objectives or Corporate Scorecard goals, or directly supported their achievement.
No weightings were assigned to the Corporate Scorecard goals. As a result, it was necessary for the Compensation Committee to use its judgment in determining the overall level of performance. In making its determination, the Committee primarily considered the fact that the vast majority of the Corporate Scorecard goals were achieved or exceeded. The Compensation Committee determined that, based on the company’s performance against the Corporate Scorecard, no reduction should be applied due to company performance for this portion of At-Risk Deferred Salary.
The Board has adopted Corporate Scorecard goals for 2018 that are substantially similar to the 2017 goals.
The table below presents the Corporate Scorecard goals and the Compensation Committee’s assessment of our achievement against those goals.

Corporate Scorecard Goal	Assessment of Performance
Customer
The company achieved or exceeded all elements of this goal. The multifamily business exceeded its target for customer satisfaction while the single-family business achieved its target for customer satisfaction, remaining in line with top performing financial institutions.

Compete for business by being a customer-centric organization
People and Culture
The company achieved or exceeded all elements of this goal. The company continued to improve leadership diversity, and the retention of high-performing employees remained strong resulting in above-plan results for both. Focused efforts to build the company's desired culture continue to yield positive results, including strong scores on the company's People Survey and improvements in the practice of filling management roles with internal candidates.

Hire and retain talented people in a winning culture
Operating Performance
The company achieved or exceeded all but three elements of this goal. Comprehensive income was above-plan, except for one single-family element, which was below-plan. The corporate G&A expenses were above-plan, as were both the multifamily new business volume and the company focus on reducing less liquid assets in the retained portfolio. The company failed to achieve two other elements, related to single-family GSE market share and single-family current year returns.

Operate as well as the best-run financial institutions
Risk and Capital Management
The company achieved or exceeded all elements of this goal. The company continued to mitigate its risk through the transfer of credit risk on single-family new business. The multifamily business exceeded its risk transfer target.

Manage risk and capital as well as the largest financial institutions
Community Mission
Based on preliminary information, the company believes it met all five single-family affordable housing goals. The company also believes it achieved all three multifamily affordable housing goals and exceeded the target for uncapped new multifamily volume (including Green Advantage offerings).

Responsibly increase access to housing finance

FREDDIE MAC | 2017 Form 10-K	393

Executive Compensation	2017 Compensation Information for NEOs

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

James G. Mackey, Executive Vice President - Chief Financial Officer
Performance Highlights
■ Implemented hedge accounting successfully to better align economic and GAAP earnings.
■
Continued operational efficiency improvements, which included enhanced financial planning and analysis capabilities, increased use of reporting tools to simplify operations, and either streamlined or automated redundant manual processes.

■
Implemented a new framework to manage G&A costs, which included identification of operational efficiencies, developing new approaches to reinvest in the business and generally better discipline, along with effective intra-year resource redeployment.

■ Strong leadership in the ongoing development of management in the Finance Division, including the continued build-out of the leadership team and ongoing job rotation programs for key personnel.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The Compensation Committee determined that Mr. Mackey should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company’s performance against the Corporate Scorecard and his individual performance.

Michael T. Hutchins, Executive Vice President - Investments and Capital Markets
Performance Highlights
■	Strong leadership of the company’s market activities, with continuing innovation of new ways to support the guarantee businesses and reduce legacy and on-going risk exposures.
■	Continued to execute multi-year Retained Portfolio Plan, which included reduction in the overall size of the retained portfolio.
■	Partnered with other divisions, especially the Single-Family Business, to expand the suite of mortgage capital market services offered to Freddie Mac customers.
■	Continued to enhance the liquidity and efficiency of the company’s mortgage-related securities.
■
Managed successful execution of risk management objectives, including credit risk transfer of legacy mortgage credit risk, maintaining economic interest-rate risk at modeled low levels and efficiently meeting the company’s liquidity and funding needs.

■	Demonstrated strong expense discipline while supporting investments to strengthen operational, technology and model risk management.
■	Partnered with the Finance Division to successfully implement hedge accounting to better align economic and GAAP earnings.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The Compensation Committee determined that Mr. Hutchins should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company’s performance against the Corporate Scorecard and his individual performance.

FREDDIE MAC | 2017 Form 10-K	394

Executive Compensation	2017 Compensation Information for NEOs

David B. Lowman, Executive Vice President - Single-Family Business
Performance Highlights
■	Strong leadership of the Single-Family Business, with continued focus on increasing competitiveness, managing risks, improving operations, and enhancing technology.
■	Achieved higher Single-Family earnings in 2017 versus 2016.
■	Expanded the utilization and capabilities of the Loan Advisor Suite.
■
Continued to innovate and execute credit risk transfer transactions. Further expanded offerings to include HARP collateral and enhanced loss layer structuring to optimize coverage and deepen investor market.

■	FHFA declared that all Single-Family affordable housing goals were achieved.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The Compensation Committee determined that Mr. Lowman should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company’s performance against the Corporate Scorecard and his individual performance.

William H. McDavid, Executive Vice President - General Counsel & Corporate Secretary
Performance Highlights
■	Supervised the successful resolution of a variety of lawsuits resulting in favorable terms; helped effectively navigate a variety of regulatory initiatives.
■	Advised the Board and senior management on a wide variety of significant legal and governance issues.
■
Effectively supported the increased volumes and complexity of mortgage purchases and securitizations, the increased volume and new designs for credit risk transfer transactions, and the new types of loan sales and securitizations in the retained portfolio.

■	Provided effective legal support for the evolving needs of the company, and continued to maintain a high level of internal client satisfaction.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The Compensation Committee determined that Mr. McDavid should receive 95% of his At-Risk Deferred Salary that was subject to reduction based on the company’s performance against the Corporate Scorecard and his individual performance.

2017 Deferred Salary
The following chart reports the actual amounts of 2017 Deferred Salary for each eligible NEO, which reflect proration of the target amounts of deferred salary, as such targets were increased in late January 2017. The actual amount earned in each calendar quarter is scheduled to be paid on the last pay date of the corresponding calendar quarter in 2018.

	2017 Actual Deferred Salary(2)

	Fixed	At-Risk				Total Actual Deferred Salary	% of Target

Named Executive Officer(1)		Conservatorship Scorecard	% of Target	Corporate Scorecard/ Individual	% of Target
Mr. Mackey	1,763,818	475,402	98%	485,104	100%	2,724,324	99.6%
Mr. Hutchins	1,394,575	396,432	98%	404,522	100%	2,195,529	99.6%
Mr. Lowman	1,763,818	475,402	98%	485,104	100%	2,724,324	99.6%
Mr. McDavid	1,451,054	409,721	98%	397,179	95%	2,257,954	98.7%

(1)	Mr. Layton was not eligible for deferred salary in 2017 and therefore is not included in this table.

FREDDIE MAC | 2017 Form 10-K	395

Executive Compensation	2017 Compensation Information for NEOs

(2)	The amounts of actual deferred salary differ from the amounts presented in the 2017 Target TDC table because the slight increase to NEO target TDC amounts only became effective in late January 2017.
Written Agreements Relating to NEO Employment
We entered into letter agreements with each of our NEOs in connection with their hiring. Although the letter agreements set forth specific initial levels of Base Salary and, where applicable, Target TDC, the compensation of each NEO is subject to change by FHFA and to the terms of the EMCP.
We also entered into restrictive covenant and confidentiality agreements with each of our NEOs in connection with their hiring. The non-competition and non-solicitation provisions included in the restrictive covenant and confidentiality agreements are described in Restrictive Covenant and Confidentiality Agreements.
The NEOs are not currently entitled to a guaranteed level of severance benefits upon any type of termination event. For additional information on compensation and benefits payable in the event of a termination of employment, see Potential Payments Upon Termination of Employment.
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
Mr. Mackey

We entered into a letter agreement and a restrictive covenant and confidentiality agreement with Mr. Mackey in connection with his employment as our CFO. The terms of Mr. Mackey’s letter agreement originally provided him with an annual Target TDC opportunity of $3,000,000, consisting of Base Salary of $500,000 and Deferred Salary of $2,500,000, and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s executive officers pursuant to the terms of these plans. Copies of Mr. Mackey’s letter agreement and restrictive covenant and confidentiality agreement were filed as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed on September 30, 2013.
Mr. Hutchins

We entered into a letter agreement and a restrictive covenant and confidentiality agreement with Mr. Hutchins in connection with his employment as our EVP - Investments and Capital Markets (SVP - Investments and Capital Markets at the time he began his service). The terms of Mr. Hutchins’ letter agreement originally provided him with an annual Target TDC opportunity of $2,000,000, consisting of Base Salary of $500,000 and Deferred Salary of $1,500,000, and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s executive officers pursuant to the terms of these plans. The company has also agreed that Mr. Hutchins may, subject to Mr. Layton’s approval, take additional days off from time to time as unpaid leave. Copies of Mr. Hutchins’ letter agreement and restrictive

FREDDIE MAC | 2017 Form 10-K	396

Executive Compensation	2017 Compensation Information for NEOs

covenant and confidentiality agreement were filed as Exhibits 10.32 and 10.33, respectively, to our Annual Report on Form 10-K filed on February 18, 2016.
Mr. Lowman

We entered into a letter agreement and a restrictive covenant and confidentiality agreement with Mr. Lowman in connection with his employment as our EVP - Single-Family Business. The terms of Mr. Lowman’s letter agreement originally provided him with an annual Target TDC opportunity of $3,000,000, consisting of Base Salary of $500,000 and Deferred Salary of $2,500,000, and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s executive officers pursuant to the terms of these plans. Copies of Mr. Lowman’s letter agreement and restrictive covenant and confidentiality agreement were filed as Exhibits 10.48 and 10.49, respectively, to our Annual Report on Form 10-K filed on February 27, 2014.
Mr. McDavid

We entered into a letter agreement and a restrictive covenant and confidentiality agreement with Mr. McDavid in connection with his employment as our EVP - General Counsel and Corporate Secretary. The terms of Mr. McDavid’s letter agreement originally provided him with an annual Target TDC opportunity of $2,600,000, which consists of Base Salary of $500,000 and Deferred Salary of $2,100,000, and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s executive officers pursuant to the terms of these plans. Copies of Mr. McDavid’s letter agreement and restrictive covenant and confidentiality agreement were filed as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed on July 9, 2012.
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

FREDDIE MAC | 2017 Form 10-K	397

Executive Compensation	2017 Compensation Information for NEOs

forfeiture are described below. Mr. Layton’s Recapture Agreement applies only to the Deferred Salary he earned from July 1, 2015 through November 24, 2015.
Materially Inaccurate Information

■
Forfeiture Event: The NEO has earned or obtained the legally binding right to a payment of Deferred Salary based on materially inaccurate financial statements or any other materially inaccurate performance measure.

■
Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary in excess of the amount that the Board determines would likely have been otherwise earned using accurate measures during the two years prior to the Forfeiture Event.

Termination for Felony Conviction or Willful Misconduct

■	Forfeiture Event: The NEO’s employment is terminated in any of the following circumstances:

●	Termination of employment because the NEO is convicted of, or pleads guilty or nolo contendere to, a felony;

●
Subsequent to termination of employment, the NEO is convicted of, or pleads guilty or nolo contendere to, a felony, based on conduct occurring prior to termination, and within one year of such conviction or plea, the Board determines that such conduct is materially harmful to Freddie Mac.

●
Termination of employment because, or within two years of termination, the Board determines that, the NEO engaged in willful misconduct in the performance of his or her duties that was materially harmful to Freddie Mac.

■
Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary earned during the two years prior to the date that the NEO is terminated, any Deferred Salary scheduled to be paid within two years after termination, and any cash payment made or to be made as consideration for any release of claims agreement.

Gross Neglect or Gross Misconduct

■
Forfeiture Event: The NEO’s employment is terminated because, in carrying out his or her duties, the NEO engages in conduct that constitutes gross neglect or gross misconduct that is materially harmful to Freddie Mac, or within two years after the NEO’s termination of employment, the Board determines that the NEO, prior to his or her termination, engaged in such conduct.

■
Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary paid at the time of termination or subsequent to the date of termination, including any cash payment made as consideration for any release of claims agreement.

Violation of a Post-Termination Non-Competition Covenant

■
Forfeiture Event: The NEO violates a post-termination non-competition covenant set forth in the restrictive covenant and confidentiality agreement in effect when a payment of Deferred Salary is scheduled to be made.

■	Compensation Subject to Recapture and/or Forfeiture: 50% of the Deferred Salary paid during the twelve months immediately preceding the violation and 100% of any unpaid Deferred Salary.

FREDDIE MAC | 2017 Form 10-K	398

Executive Compensation	2017 Compensation Information for NEOs

Under the Recapture Agreement, the Board has discretion to determine the appropriate dollar amount, if any, to be recaptured from and/or forfeited by the NEO, which is intended to be the gross amount of compensation in excess of what Freddie Mac would have paid the NEO had Freddie Mac taken the Forfeiture Event into consideration at the time such compensation decision was made.
A copy of the form of the Recapture Agreement was filed as Exhibit 10.18 to our Annual Report on Form 10-K filed on February 16, 2017.
The following additional event is applicable only to the CEO and CFO, to the extent they have compensation subject to reimbursement in accordance with Section 304 of the Sarbanes-Oxley Act.

■
Accounting Restatement Resulting from Misconduct — If, as a result of misconduct, we are required to prepare an accounting restatement due to material non-compliance with financial reporting requirements, the CEO and CFO are required to reimburse us for amounts determined in accordance with Section 304.

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

FREDDIE MAC | 2017 Form 10-K	399

Executive Compensation	2017 Compensation Information for NEOs

Other Executive Compensation Considerations
Effect of Termination of Employment

The timing and payment of any unpaid portion of Deferred Salary and related interest is based upon the reason for termination, as discussed in Potential Payments Upon Termination of Employment.
Perquisites

We believe that perquisites should be a minimal part of the compensation package for our NEOs. Total annual perquisites for any NEO cannot exceed $25,000 without FHFA approval, and we do not provide a gross-up to cover any taxes due on the perquisite itself. The only perquisite provided to our NEOs during 2017 was reimbursement for assistance with personal financial planning, tax planning, and/or estate planning, up to an annual maximum benefit of $4,500, with an additional $2,500 allowance provided in the first year in which an NEO becomes eligible for the benefit.
SERP

Our NEOs are eligible to participate in our SERP. The SERP is designed to provide participants with the full amount of benefits to which they would have been entitled under our Thrift/401(k) Plan if that plan was not subject to certain dollar limits under the Internal Revenue Code. This is referred to as the “SERP Benefit.” As of 2012, for participants in the EMCP (or prior executive compensation programs), no SERP Benefit is accrued with respect to annual pay in excess of two times a participant’s Base Salary.
For additional information regarding these benefits, see 2017 Compensation Information for NEOs and Nonqualified Deferred Compensation.
Stock Ownership, Hedging, and Pledging Policies

Our stock ownership guidelines were suspended when conservatorship began because we ceased paying our executives stock-based compensation. The Purchase Agreement prohibits us from issuing any shares of our equity securities without the prior written consent of Treasury. The suspension of stock ownership requirements is expected to continue through conservatorship and until such time that we resume granting stock-based compensation.
Pursuant to our company policy, all employees, including our NEOs, are prohibited from:

■
Engaging in all transactions (including purchasing and selling equity and non-equity securities) involving our securities (except selling company securities owned prior to the implementation of the policy and then only with pre-clearance);

■	Purchasing or selling derivative securities related to our equity securities or dealing in any derivative securities related to our equity securities;

■	Transacting in options (other than options granted by us, and then only with pre-clearance) or other hedging instruments related to our securities; and

■	Holding our securities in a margin account or pledging our securities as collateral for a loan.

FREDDIE MAC | 2017 Form 10-K	400

Executive Compensation	2017 Compensation Information for NEOs

FHFA's Role in Setting Compensation

Although the Compensation Committee plays a significant role in considering and recommending executive compensation, FHFA is actively involved in determining such compensation in its role as our Conservator and as our regulator. The Compensation Committee’s authority and flexibility is, therefore, subject to certain limitations, including:

■
The powers of FHFA as our Conservator include the authority to set executive compensation. Under the terms of the Purchase Agreement, FHFA is required to consult with Treasury on any increases in compensation or new compensation arrangements for our executive officers.

■
Our directors serve on behalf of the Conservator and exercise their authority as directed by the Conservator. More information about the role of our directors is provided above in Directors, Corporate Governance, and Executive Officers — Board and Committee Information — Authority of the Board and Board Committees.

■	FHFA requires us to submit to it proposed new compensation arrangements or increased amounts or benefits payable under existing compensation arrangements for certain senior officers.

■
FHFA retains the authority not only to approve both the terms and amount of any compensation prior to payment to any of our executive officers, but also to modify any existing compensation arrangements.

Section 162(m) Limits on the Tax Deductibility of Compensation Expenses

Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a company may annually deduct for compensation to its CEO and certain other NEOs. Prior to the enactment of the Tax Cuts and Jobs Act, this limit did not apply if the compensation was “performance-based,” as defined in section 162(m). Given the conservatorship and the desire to maintain flexibility to promote our corporate goals, At-Risk Deferred Salary has not been structured to qualify as performance-based compensation under section 162(m).
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
This report is respectfully submitted by the members of the Compensation Committee.

Steven W. Kohlhagen, Chair
Carolyn H. Byrd
Saiyid T. Naqvi
Eugene B. Shanks, Jr.

FREDDIE MAC | 2017 Form 10-K	401

Executive Compensation	Compensation and Risk

COMPENSATION AND RISK
Our management conducted an assessment of our compensation policies and practices that apply to employees at all levels, including those participating in the EMCP. The purpose of the assessment was to determine whether any elements of the overall compensation program encourage unnecessary or excessive risk taking by employees in the achievement of stated corporate objectives or pursuit of individual compensation targets. The assessment was conducted by members of our ERM and human resources teams.
The review included an evaluation of:

■	The types of compensation offered (including fixed, variable, and deferred);

■	Eligibility for participation in compensation programs;

■	Compensation program design and governance;

■	The process for establishing performance objectives; and

■	Processes and program approvals for our compensation programs.
The assessment was discussed with the Compensation Committee in January 2018. Management’s conclusion, with which the Compensation Committee concurred, is that the company’s compensation programs and practices do not encourage unnecessary or excessive risk behaviors in pursuit of Corporate or Conservatorship Scorecard objectives or otherwise, and the programs and practices would not be reasonably likely to have a material adverse effect on Freddie Mac.
CEO PAY RATIO
SEC rules require annual disclosure of the ratio of a company's CEO’s total annual compensation to that of its median employee. For 2017, we identified our median employee as of October 29, 2017, using payroll data as reported on Form W-2, Box 1 and annualized the compensation for individuals that had not worked the full year. After identifying the median employee, we calculated that employee’s total annual compensation for 2017 using the same method required for calculating the CEO's (and other NEOs') total annual compensation for purposes of the Summary Compensation Table. The table below sets forth the total annual compensation for our CEO and median employee and the ratio between the two.

	CEO Pay Ratio
Employee	Total Compensation	Ratio
Donald H. Layton (CEO)	$651,000	5.29 to 1
Median Employee	$123,027
Per the Equity in Government Compensation Act of 2015, the CEO’s compensation is limited to a base salary of $600,000. See CEO Compensation for further discussion of Mr. Layton’s compensation. Given the different methodologies that companies may use to determine their CEO pay ratio, the ratio reported above should not be used as a basis for comparison between companies.

FREDDIE MAC | 2017 Form 10-K	402

Executive Compensation	2017 Compensation Information for NEOs

2017 COMPENSATION INFORMATION FOR NEOs
The following sections set forth compensation information for our NEOs: our CEO, CFO, and the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2017.
Summary Compensation Table

		Salary		Bonus	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Named Executive Officer	Year	Earned During Year(1)	Deferred(2)
Donald H. Layton	2017	$600,000	$—	$—	$—	$51,000	$651,000
Chief Executive Officer	2016	600,000	—	—	—	101,609	701,609
	2015(5)	660,345	818,886	—	472,748	56,958	2,008,937

James G. Mackey	2017	500,000	1,763,818	—	964,588	92,496	3,320,902
EVP — Chief Financial Officer	2016	500,000	1,600,000	—	893,896	89,874	3,083,770
	2015	500,000	1,600,000	—	887,608	86,674	3,074,282

Michael T. Hutchins(6)	2017	490,447	1,394,575	—	804,358	89,305	2,778,685
EVP — Investments and Capital Markets	2016(7)	482,759	1,219,178	—	726,545	85,897	2,514,379
	2015	461,810	1,181,728	—	699,274	79,659	2,422,471

David B. Lowman	2017	500,000	1,763,818	—	964,588	92,496	3,320,902
EVP — Single-Family Business	2016	500,000	1,600,000	—	893,896	89,874	3,083,770
	2015	500,000	1,600,000	—	887,608	86,674	3,074,282

William H. McDavid	2017	500,000	1,451,054	—	810,330	91,167	2,852,551
EVP — General Counsel & Corporate Secretary	2016	500,000	1,320,000	—	755,146	88,964	2,664,110
	2015	500,000	1,320,000	—	769,260	86,324	2,675,584

(1)	Amounts shown reflect Base Salary earned during the year.

(2)
Amounts shown reflect Fixed Deferred Salary earned during the year. The interest rate for Fixed Deferred Salary earned during 2017, 2016, and 2015 was 0.425%, 0.325%, and 0.125%, respectively, which is equal to 50% of the one-year Treasury Bill rate as of December 31 of the applicable prior year. Fixed Deferred Salary earned during each quarter is paid in cash on the last pay date of the corresponding quarter in the following year, along with accrued interest. The remaining portion of Deferred Salary is reported in “Non-Equity Incentive Plan Compensation” and is referred to as “At-Risk” because it is subject to reduction based on corporate and individual performance. Interest on Fixed Deferred Salary earned during 2017, 2016, and 2015 is included in All Other Compensation.

(3)
Amounts shown reflect At-Risk Deferred Salary earned during each year as well as interest on that At-Risk Deferred Salary. The interest rate for At-Risk Deferred Salary earned during 2017, 2016, and 2015 was the same as noted for the interest rate for the Fixed Deferred Salary. At-Risk Deferred Salary earned during each quarter is paid in cash on the last pay date of the corresponding quarter in the following year. See Determination of 2017 At-Risk Deferred Salary.

FREDDIE MAC | 2017 Form 10-K	403

Executive Compensation	2017 Compensation Information for NEOs

(4)
Amounts for 2017 reflect (i) employer contributions earned under our tax-qualified Thrift/401(k) Plan for the year; (ii) accruals earned pursuant to the SERP Benefit for the year; (iii) interest (as described in footnote 2) on Fixed Deferred Salary earned during the year; and (vi) perquisites. These amounts for 2017 are as follows:

Named Executive Officer	Thrift/401(k) Plan Contributions	SERP Benefit Accruals	Interest on Fixed Deferred Salary	Perquisites
Mr. Layton	$22,950	$28,050	$—	$—
Mr. Mackey	22,950	62,050	7,496	—
Mr. Hutchins	22,950	60,428	5,927	—
Mr. Lowman	22,950	62,050	7,496	—
Mr. McDavid	22,950	62,050	6,167	—
Employer contributions to the Thrift/401(k) Plan are generally available on the same terms to all of our employees. After the first year of employment, we match up to 6% of eligible compensation at 100% of the employee’s contributions. Employee contributions and our matching contributions are invested in accordance with the employee’s investment elections and are immediately vested. After their first year of employment, employees receive an additional employer contribution to our Thrift/401(k) Plan equal to 2.5% of compensation earned in the prior year and are automatically vested in that contribution. For additional information regarding the SERP Benefit, see Nonqualified Deferred Compensation.
Perquisites are valued at their aggregate incremental cost to us. During the years reported, the aggregate value of perquisites received by all NEOs was less than $10,000. In accordance with SEC rules, amounts shown under “All Other Compensation” do not include perquisites for an NEO that, in the aggregate, amount to less than $10,000.

(5)
On June 29, 2015, FHFA approved Mr. Layton’s participation in the EMCP, effective July 1, 2015. On December 1, 2015, FHFA subsequently directed Freddie Mac to suspend, pursuant to the Equity in Government Compensation Act of 2015, his participation as of November 24, 2015. The components of Mr. Layton’s Target TDC under the EMCP are described in the company’s Annual Report on Form 10-K filed on February 18, 2016 in Executive Compensation — Compensation Discussion and Analysis — Determination of 2015 Target TDC for NEOs — 2015 Target TDC.

(6)
Amounts reported for Mr. Hutchins in the Salary-Earned During Year, Salary-Deferred and Non-Equity Incentive Plan Compensation columns are less than the corresponding annual target amounts because he took additional vacation as leave without pay during 2015, 2016 and 2017.

(7)	Pursuant to SEC reporting requirements, we are reporting amounts earned by Mr. Hutchins in 2016 even though he was not an NEO for that fiscal year.

Grants of Plan-Based Awards
The following table contains information concerning grants of plan-based awards to each of the NEOs during 2017. The Purchase Agreement prohibits us from issuing equity securities without Treasury’s consent. No stock awards were granted during 2017. For a description of the performance and other measures used to determine payouts, see Elements of Target Total Direct Compensation, Determination of 2017 Target TDC for NEOs, Determination of At-Risk Deferred Salary, and 2017 Deferred Salary.

FREDDIE MAC | 2017 Form 10-K	404

Executive Compensation	2017 Compensation Information for NEOs

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)
Named Executive Officer(1)	At-Risk Deferred Salary Award	Threshold	Target/Maximum
Mr. Mackey	Conservatorship Scorecard	—	485,104
	Corporate Scorecard/Individual	—	485,104
	Total	—	970,208

Mr. Hutchins	Conservatorship Scorecard	—	404,522
	Corporate Scorecard/Individual	—	404,522
	Total	—	809,044

Mr. Lowman	Conservatorship Scorecard	—	485,104
	Corporate Scorecard/Individual	—	485,104
	Total	—	970,208

Mr. McDavid	Conservatorship Scorecard	—	418,083
	Corporate Scorecard/Individual	—	418,083
	Total	—	836,166

(1)	Mr. Layton was not eligible to receive Deferred Salary in 2017 and therefore is not included in this table.

(2)
The amounts reported reflect At-Risk Deferred Salary granted in 2017 which is subject to reduction based on: (i) corporate performance against the Conservatorship Scorecard; and (ii) the company’s performance against the Corporate Scorecard goals and an officer’s individual performance. The amount of At-Risk Deferred Salary actually earned can range from 0% of target (reported in the Threshold column) to a maximum of 100% of target (reported in the Target/Maximum column). Actual At-Risk Deferred Salary amounts earned during 2017 are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End
None of the NEOs had unexercised options or unvested RSUs as of December 31, 2017.
Option Exercises and Stock Vested
None of the NEOs exercised options or had RSUs vest during 2017.
Pension Benefits
Freddie Mac previously offered a Pension Plan, which was a tax-qualified, defined benefit pension plan, covering substantially all employees hired before 2012 who had attained age 21 and completed one year of service with us. In October 2013, FHFA directed us to cease accruals under the Pension Plan effective December 31, 2013, and to commence terminating the Pension Plan. None of the NEOs was pension-eligible prior to the termination of the Pension Plan. Accordingly, a Pension Benefits table is not presented.
Nonqualified Deferred Compensation
Non-qualified deferred compensation for the NEOs consists of the SERP Benefit. The SERP is an unfunded, non-qualified defined contribution plan designed to provide participants with the full amount

FREDDIE MAC | 2017 Form 10-K	405

Executive Compensation	2017 Compensation Information for NEOs

of benefits to which they would have been entitled under the Thrift/401(k) Plan if that plan was not subject to certain dollar limits under the Internal Revenue Code. The SERP Benefit equals the amount of the employer matching and 2.5% contributions for each NEO that would have been made to the Thrift/401(k) Plan during the year, based upon the participant’s eligible compensation, without application of those limits, less the amount of the matching contributions and 2.5% contributions made to the Thrift/401(k) Plan during the year, but does not take into account pay that exceeds two times the NEO’s Base Salary. We believe the SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with the companies in our Comparator Group. Participants are credited with earnings or losses in their SERP Benefit accounts based upon each participant’s individual direction of the investment of such notional amounts among the virtual investment funds available under the SERP, which are the same as the investment options available under the Thrift/401(k) Plan.
To be eligible for the SERP Benefit, the NEO must be eligible for matching contributions and the 2.5% contribution under the Thrift/401(k) Plan for part of the year, as discussed in Footnote 4 to the Summary Compensation Table. In addition, to be eligible for the portion of the SERP Benefit attributable to employer matching contributions, the NEO must contribute the maximum amount permitted under the terms of the Thrift/401(k) Plan on either a pre- or post-tax basis.
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
The following table shows the contributions, earnings, withdrawals and distributions, and accumulated balances under the SERP Benefit for each NEO.
SERP Benefit

Named Executive Officer	Executive Contribution in Last FY ($)(1)	Freddie Mac Accruals in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Balance at Last FYE ($)(4)
Mr. Layton	$—	$28,050	$39,810	$—	$250,723
Mr. Mackey	—	62,050	1,837	—	202,376
Mr. Hutchins	—	60,428	2,045	—	223,280
Mr. Lowman	—	62,050	26,944	—	262,260
Mr. McDavid	—	62,050	2,869	—	300,765

(1)	The SERP does not allow for employee contributions.

(2)
Amounts reported reflect accruals under the SERP Benefit during 2017, including the 2.5% contribution accruals which will be allocated to NEO accounts in 2018. These amounts are also reported in the “All Other Compensation” column in the Summary Compensation Table.

(3)	Amounts reported represent the total interest and other earnings credited to each NEO under the SERP Benefit.

(4)
Amounts reported reflect the accumulated balances under the SERP Benefit for each NEO and include the plan year 2017 2.5% contribution which will be allocated to NEO accounts in 2018. All NEOs are fully vested in their SERP Benefit account balances.

The following 2016 SERP Benefit accrual amounts were reported in the “All Other Compensation” column in the 2016 Summary Compensation Table as compensation for each NEO for whom accruals were made during 2016: Mr. Layton: $79,084, Mr. Mackey: $62,149, Mr. Hutchins: $59,218, Mr. Lowman: $62,149, and Mr. McDavid: $62,149. See our Annual Report on Form 10-K filed on February 16, 2017. The following 2015 SERP Benefit

FREDDIE MAC | 2017 Form 10-K	406

Executive Compensation	2017 Compensation Information for NEOs

accrual amounts were made in the “All Other Compensation” column in the 2015 Summary Compensation Table as compensation for each NEO for whom accruals were made and reported during 2015: Mr. Layton: $33,409, Mr. Mackey: $62,149, Mr. Hutchins: $55,657, Mr. Lowman: $62,149, and Mr. McDavid: $62,149. See our Annual Report on Form 10-K filed on February 18, 2016.
Potential Payments Upon Termination of Employment
The EMCP addresses the treatment of Base Salary and Deferred Salary upon various termination events. Base Salary ceases upon an NEO’s termination of employment, regardless of the termination reason. An NEO generally does not need to be employed by us on the payment date to receive payments of Deferred Salary (including related interest) that are unpaid at the time of termination of employment. The following table describes the effect of various termination events upon unpaid Deferred Salary. The actual payment of any level of termination benefits that is not otherwise provided for in the EMCP is subject to FHFA review and approval.

■
Forfeiture Event — All earned but unpaid Fixed and At-Risk Deferred Salary (including related interest) is subject to forfeiture upon the occurrence of a Forfeiture Event, as described above under Written Agreements Relating to NEO Employment — Recapture and Forfeiture Agreement.

■
Death — All earned but unpaid Fixed and At-Risk Deferred Salary (including related interest) is paid in full as soon as administratively possible, but not later than 90 calendar days after the date of death. Any earned but unpaid At-Risk Deferred Salary is not subject to reduction based on corporate and individual performance if the reduction has not been determined as of the date of death.

■
Long-Term Disability — All earned but unpaid Fixed and At-Risk Deferred Salary (including related interest) is paid in full in accordance with the Approved Payment Schedule. Any earned but unpaid At-Risk Deferred Salary is not subject to reduction based on corporate and individual performance if the reduction has not been determined as of the termination date.

■
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

The table below describes the compensation and benefits that would have been payable to each NEO had the officer terminated his employment under various circumstances as of December 31, 2017. Mr. Layton is excluded from this table because he is not entitled to receive any payments in connection with a termination of employment.
The table below does not address changes in control, as we are not obligated to provide any additional compensation to our NEOs in connection with a change in control. The table also does not address

FREDDIE MAC | 2017 Form 10-K	407

Executive Compensation	2017 Compensation Information for NEOs

potential payments upon a termination for cause, which is a termination resulting from the occurrence of an event or conduct described in the Recapture Agreement. All earned but unpaid Deferred Salary is subject to forfeiture upon the occurrence of such a termination. However, the amount of compensation, if any, to be recaptured and/or forfeited is determined by the Board of Directors, which can only occur following the occurrence of a for cause termination. See Written Agreements Relating to NEO Employment — Recapture and Forfeiture Agreement.
The table below also does not include vested balances in the SERP. All NEOs are fully vested in their account balances. Amounts shown in the table also do not include certain items available to all employees generally upon a termination event.
The table below also does not include stock options or RSUs, as there were no outstanding stock options or RSUs held by NEOs as of December 31, 2017.

FREDDIE MAC | 2017 Form 10-K	408

Executive Compensation	2017 Compensation Information for NEOs

Named Executive Officer(1)	Death	Disability	Retirement(2)	All Other Not For Cause Terminations(3)
James G. Mackey
Deferred Salary:
Fixed	$1,763,818	$1,763,818	$—	$1,305,225
At Risk-Conservatorship Scorecard(4)	485,104	485,104	—	475,402
At Risk-Corporate Scorecard/Individual(5)	485,104	485,104	—	485,104
Interest on Deferred Salary(6)	7,225	11,620	—	9,629
Total	$2,741,251	$2,745,646	$—	$2,275,360

Michael T. Hutchins
Deferred Salary:
Fixed	$1,394,575	$1,394,575	$1,394,575	$—
At Risk-Conservatorship Scorecard(4)	404,522	404,522	396,432	—
At Risk-Corporate Scorecard/Individual(5)	404,522	404,522	404,522	—
Interest on Deferred Salary(6)	5,844	9,365	9,331	—
Total	$2,209,463	$2,212,984	$2,204,860	$—

David B. Lowman
Deferred Salary:
Fixed	$1,763,818	$1,763,818	$—	$1,305,225
At Risk-Conservatorship Scorecard(4)	485,104	485,104	—	475,402
At Risk-Corporate Scorecard/Individual(5)	485,104	485,104	—	485,104
Interest on Deferred Salary(6)	7,225	11,620	—	9,629
Total	$2,741,251	$2,745,646	$—	$2,275,360

William H. McDavid
Deferred Salary:
Fixed	$1,451,054	$1,451,054	$1,451,054	$—
At Risk-Conservatorship Scorecard(4)	418,083	418,083	409,721	—
At Risk-Corporate Scorecard/Individual(5)	418,083	418,083	397,179	—
Interest on Deferred Salary(6)	6,045	9,721	9,596	—
Total	$2,293,265	$2,296,941	$2,267,550	$—

(1)	Mr. Layton is excluded from this table because he is not entitled to receive any payments in connection with a termination of employment.

(2)	Messrs. Hutchins and McDavid are the only retirement-eligible NEOs under the EMCP.

(3)
All Other Not For Cause Terminations refer to voluntary terminations other than for retirement and involuntary terminations other than for cause. No amounts are shown for Messrs. Hutchins and McDavid because each is retirement eligible. In accordance with early termination provisions in the EMCP, the amounts disclosed for Deferred Salary: Fixed for all other NEOs have been reduced by 26% to reflect a December 31, 2017 termination event.

(4)
The amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard in the Retirement and All Other Not For Cause Terminations columns reflect the funding level determined by FHFA with respect to performance against the 2017 Conservatorship Scorecard. In cases of death or disability, the process for determining the funding level is waived if the funding level has not been determined at the date of termination. The funding level had not been determined as of December 31, 2017 and, as a result, no reduction has been applied to these amounts.

FREDDIE MAC | 2017 Form 10-K	409

Executive Compensation	2017 Compensation Information for NEOs

(5)
The amounts reported for Deferred Salary: At Risk-Corporate Scorecard/Individual in the Retirement and All Other Not For Cause Terminations columns reflect the assessment of 2017 performance approved by the Compensation Committee and FHFA. For death or disability, the provisions are the same as for the amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard.

(6)
Interest on Deferred Salary is accrued and paid in accordance with the terms of the EMCP. The amount of interest in the Death column assumes that payment occurs on the 90th day following the date of death, which is assumed to be December 31, 2017.

FREDDIE MAC | 2017 Form 10-K	410

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP
Our only class of voting stock is our common stock. Upon its appointment as Conservator, FHFA immediately succeeded to the voting rights of holders of our common stock. The following table shows the beneficial ownership of our common stock as of February 13, 2018 by our current directors, our NEOs, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. As of February 13, 2018, each director and NEO, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. Unless otherwise noted, the information presented below is based on information provided to us by the individuals or entities specified in the table.
Stock Ownership By Directors and Executive Officers

Directors and Named Executive Officers	Position	Common Stock Beneficially Owned Excluding Stock Options(1)		Stock Options Exercisable Within 60 Days of Feb. 13, 2018	Total Common Stock Beneficially Owned
Carolyn H. Byrd	Director	—		—	—
Lance F. Drummond	Director	—		—	—
Thomas M. Goldstein	Director	—		—	—
Grace A. Huebscher	Director	—	—	—	—
Steven W. Kohlhagen	Director	—		—	—
Christopher S. Lynch	Director	—		—	—
Sara Mathew	Director	—		—	—
Saiyid T. Naqvi	Director	—		—	—
Eugene B. Shanks, Jr.	Director	—		—	—
Anthony A. Williams	Director	—		—	—
Donald H. Layton	Chief Executive Officer	—		—	—
James G. Mackey	EVP - Chief Financial Officer	—		—	—
Michael T. Hutchins	EVP - Investments and Capital Markets	—		—	—
David B. Lowman	EVP - Single-Family Business	—		—	—
William H. McDavid	EVP - General Counsel & Corp. Sec.	—		—	—
All directors and executive officers as a group (20 persons)		19,774		—	19,774

FREDDIE MAC | 2017 Form 10-K	411

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(1)	Includes shares of stock beneficially owned as of February 13, 2018.
Stock Ownership by Greater-Than 5% Holders

5% Holder(1)	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable(2)	79.9%

(1)
Pershing Square Capital Management, L.P., PS Management GP, LLC, and William A. Ackerman (“Pershing”) have filed certain reports on Schedule 13D, the latest of which was filed on March 31, 2014. In that report, Pershing reported a beneficial ownership percentage calculation of 9.78%, based solely on the 650,039,533 shares of our common stock outstanding as reported in our Annual Report on Form 10-K filed on February 27, 2014, and excluding the shares issuable to Treasury pursuant to the warrant. The Schedule 13D indicated that Pershing also had additional economic exposure to approximately 8,434,958 notional shares of common stock, bringing the total aggregate economic exposure on the date of that filing to 72,010,523 shares of common stock (approximately 11.08% of the outstanding common stock). In that filing, Pershing indicated that because it believes our common stock is not a voting security, it had determined not to file future reports on Schedule 13D. We do not know Pershing’s current beneficial ownership of our common stock.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the directors and executive officers of a reporting company and persons who own more than 10% of a registered class of such company’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of such reports, we believe that during 2017 all of our directors and executive officers complied with such reporting obligations, except for one sale transaction by David Brickman, our EVP - Multifamily, as a result of an oversight. A Form 5 disclosing the transaction was filed on January 18, 2018.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under our existing equity compensation plans at December 31, 2017. Prior to conservatorship, stockholders approved the Employee Stock Purchase Plan, the 2004 Stock Compensation Plan, and the 1995 Stock Compensation Plan (together, the “Employee Plans”), and the 1995 Directors’ Stock Compensation Plan (the “Directors’ Plan”). We suspended the operation of these plans following our entry into conservatorship and are no longer granting awards under such plans.

FREDDIE MAC | 2017 Form 10-K	412

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	42,563	N/A	35,871,377(1)
Equity compensation plans not approved by stockholders	None	N/A	None

(1)
Includes 28,352,481 shares, 5,845,739 shares, and 1,673,157 shares available for issuance under the 2004 Stock Compensation Plan, the Employee Stock Purchase Plan, and the Directors’ Plan, respectively. No shares are available for issuance under the 1995 Stock Compensation Plan.

FREDDIE MAC | 2017 Form 10-K	413

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
Under authority delegated by the Board, our General Counsel and the Nominating and Governance Committee (or its Chair under certain circumstances), each an Authorized Approver, are responsible for applying the Related Person Transactions Policy. Transactions covered by the Related Person Transactions Policy consist of any transaction, arrangement, or relationship or series of similar transactions, arrangements, or relationships, in which:

■	The aggregate amount involved exceeded or is expected to exceed $120,000;

■	We were or are expected to be a participant; and

■	Any related person had or will have a direct or indirect material interest.
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
In determining whether to approve or ratify a related person transaction covered by the Related Person Transactions Policy, the appropriate Authorized Approver reviews and considers all relevant information, which may include:

■	The nature of the related person’s interest in the transaction;

FREDDIE MAC | 2017 Form 10-K	414

Certain Relationships and Related Transactions

■	The approximate total dollar value of, and extent of the related person’s interest in, the transaction;

■	Whether the transaction was or would be undertaken in the ordinary course of our business;

■	Whether the transaction is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party; and

■	The purpose, and potential benefits to us, of the transaction.
TRANSACTIONS WITH 5% SHAREHOLDERS
In connection with our entry into conservatorship, we issued a warrant to Treasury to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis. There have been a number of transactions between us and Treasury since the beginning of 2017, as discussed in MD&A — Consolidated Results of Operations, MD&A — Liquidity and Capital Resources, MD&A — Conservatorship and Related Matters, MD&A — Regulation and Supervision, Note 2, Note 8, and Note 11.
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
TRANSACTIONS WITH INSTITUTIONS RELATED TO DIRECTORS
In the ordinary course of business, we were a party during 2017, and expect to continue to be a party during 2018, to certain business transactions with institutions affiliated with members of our Board. Management believes that the terms and conditions of the transactions were no more and no less favorable to us than the terms of similar transactions with unaffiliated institutions to which we are, or expect to be, a party. None of these transactions were required to be disclosed under SEC rules.
TRANSACTIONS WITH INSTITUTIONS RELATED TO EXECUTIVE OFFICERS
Mr. Layton joined us in May 2012 as CEO and as a member of the Board. Mr. Layton previously served as a senior executive officer of JPMorgan Chase, ending his service in 2004. Mr. Layton receives a pension from JPMorgan Chase and has a deferred compensation balance under JPMorgan Chase’s Deferred Compensation Plan which earns a return based upon a defined list of mutual funds that Mr. Layton designates. Mr. Layton’s deferred compensation balance is less than 10% of his total net worth on an after-tax basis. The payment amounts of Mr. Layton’s pension and deferred compensation do not depend on JPMorgan Chase’s performance.

FREDDIE MAC | 2017 Form 10-K	415

Certain Relationships and Related Transactions

Freddie Mac has an extensive business relationship with JPMorgan Chase (through its subsidiaries) as it is one of our largest seller/servicers and a significant counterparty in capital markets, derivatives and multifamily transactions. The Board has reviewed Mr. Layton’s and the company’s relationship with JPMorgan Chase and determined that Mr. Layton does not have a material interest in our relationship with JPMorgan Chase. Nevertheless, to eliminate any potential conflicts of interest, Mr. Layton has agreed to recuse himself from acting upon matters directly relating to JPMorgan Chase that may be considered by the Board, or presented to him in his capacity as CEO and a member of the Board, if such matter has the potential to affect JPMorgan Chase’s ability to satisfy its obligations to him.

CONSERVATORSHIP AGREEMENTS
Treasury, FHFA, and the Federal Reserve have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See MD&A — Conservatorship and Related Matters and Note 2.

FREDDIE MAC | 2017 Form 10-K	416

Principal Accounting Fees and Services

Principal Accounting Fees and Services
DESCRIPTION OF FEES
PricewaterhouseCoopers LLP has served as our independent public accountants since 2002. The following is a description of fees billed to us by PricewaterhouseCoopers LLP during 2017 and 2016.
Auditor Fees(1)

(In thousands)	2017	2016
Audit Fees(2)	$22,582	$23,175
Audit-Related Fees(3)	5,580	5,122
Tax Fees(4)	23	55
All Other Fees(5)	243	218
Total	$28,428	$28,570

(1)	These fees represent amounts billed (including reimbursable expenses within the designated year).

(2)	Audit fees include fees in connection with quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements.

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

(4)	The tax fees billed relate to non-audit tax consulting services to provide advice and recommendations related to tax planning or reporting matters.

(5)
All other fees include: (i) our subscription to a web-based suite of human resources benchmark data; (ii) advice and recommendations related to retention strategies; (iii) our subscription to accounting research software; and (iv) non-audit advice and recommendations related to technology implementation in the governance process.

APPROVAL OF INDEPENDENT AUDITOR SERVICES AND FEES
Under its charter, the Audit Committee is responsible for the following:

■	Appointing our independent public accounting firm (subject to FHFA approval as required);

■	Approving all audit and non-audit services permitted under applicable law to be performed by the independent public accounting firm (subject to FHFA approval as required); and

■	Approving the scope of the annual audit.
The Sarbanes-Oxley Act of 2002 and related SEC rules require that all services provided to companies subject to the reporting requirements of the Exchange Act by their independent auditors be pre-approved by their audit committee or by authorized members of the committee, with certain exceptions. The Audit Committee’s charter requires that the Audit Committee pre-approve any audit services, and

FREDDIE MAC | 2017 Form 10-K	417

Principal Accounting Fees and Services

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
The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed by our independent public accounting firm in 2017 and 2016.
The Audit Committee appoints the independent public accounting firm on an annual basis. In evaluating the performance of the independent public accounting firm, the Audit Committee considers a number of factors, including the following:

■
The firm’s status as a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 and the Rules of the PCAOB;

■	Its independence and processes for maintaining its independence;

■	Its approach to resolving significant accounting and auditing matters;

■	Its capability and expertise in handling the complexity of the company’s business, including the capability and expertise of the lead audit partner and of the key members of the engagement team;

■
Historical and recent performance, including the extent and quality of the independent public accounting firm’s communications with the Audit Committee, and the results of a management survey of the independent public accounting firm’s overall performance;

■	Data related to audit quality and performance, including recent PCAOB inspection reports on the firm; and

■	The appropriateness of its fees, both on an absolute basis and as compared with peers.
The Audit Committee has determined that the non-audit services rendered by PricewaterhouseCoopers during its most recent fiscal year are compatible with maintaining PricewaterhouseCoopers’ independence.

FREDDIE MAC | 2017 Form 10-K	418

Exhibits and Financial Statement Schedules

Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
(1) Consolidated Financial Statements
The consolidated financial statements required to be filed in this Form 10-K are included in Financial Statements and Supplementary Data.
(2) Financial Statement Schedules
None.
(3) Exhibits
An Exhibit Index has been filed as part of this Form 10-K beginning on page 432.

FREDDIE MAC | 2017 Form 10-K	419

Glossary

Glossary
This Glossary includes acronyms and defined terms that are used throughout this report.

■
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

■	Administration - Executive branch of the U.S. government.

■	Agency securities - Generally refers to mortgage-related securities issued by the GSEs or government agencies.

■
Alt-A loan - Although there is no universally accepted definition of Alt-A, many mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if these loans are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. We categorize loans in our single-family credit guarantee portfolio as Alt-A if the lender that delivers them to us classified the loans as Alt-A, or if the loans had reduced documentation requirements as well as a combination of certain credit characteristics and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized as an Alt-A loan because the refinance loan is not identified by the servicer as an Alt-A loan. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions.

■ AMT - Alternative Minimum Tax
■ AOCI - Accumulated other comprehensive income (loss), net of taxes

■	ARM - Adjustable-rate mortgage - A mortgage loan with an interest rate that adjusts periodically over the life of the loan based on changes in a benchmark index.

■	Board - Board of Directors

■	Bps - Basis points - One one-hundredth of 1%. This term is commonly used to quote the yields of debt instruments or movements in interest rates.

■	CCO - Chief Compliance Officer

■	CD&A - Compensation Discussion and Analysis

■	CEO - Chief Executive Officer

■	CERO - Chief Enterprise Risk Officer

■	CFO - Chief Financial Officer

■	CFPB - Consumer Financial Protection Bureau

FREDDIE MAC | 2017 Form 10-K	420

Glossary

■
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

■	Charter - The Federal Home Loan Mortgage Corporation Act, as amended, 12 U.S.C. § 1451 et seq.

■
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

■	Comprehensive income (loss) - Consists of net income (loss) plus other comprehensive income (loss).

■
Conforming loan/Super conforming loan/Conforming loan limit - A conventional single-family loan with an original principal balance that is equal to or less than the applicable statutory conforming loan limit, which is a dollar amount cap on the original principal balance of single-family loans we are permitted by law to purchase or securitize. The conforming loan limit is determined annually based on changes in FHFA’s housing price index. The base conforming loan limit for a one-family residence has been set at $453,100 for 2018, and was set at $424,100 for 2017 and $417,000 from 2006 to 2016. Higher limits have been established in certain "high-cost" areas (for 2018, up to $679,650 for a one-family residence). Higher limits also apply to two- to four-family residences and to one- to four-family residences in Alaska, Guam, Hawaii and the U.S. Virgin Islands. Actual high-cost area loan limits are set by FHFA for each county (or equivalent), and the loan limit for specific high-cost areas may be lower than the maximum amounts. We refer to loans that we have purchased with a UPB exceeding the base conforming loan limit (i.e., $453,100 for 2018) as super conforming loans.

■	Conservator - The Federal Housing Finance Agency, acting in its capacity as Conservator of Freddie Mac.

■	Convexity - A measure of how much a financial instrument’s duration changes as interest rates change.

■
Core single-family loan portfolio - Consists of loans in our single-family credit guarantee portfolio that were originated after 2008. We do not include relief refinance loans, including HARP loans, in this loan portfolio as underwriting procedures for relief refinance loans are limited, and, in many cases, do not include all of the changes in underwriting standards we have implemented since 2008.

■
Credit enhancement - A financial arrangement that is designed to reduce credit risk by partially or fully compensating an investor in a mortgage or security (e.g., Freddie Mac) in the event of specified losses. Examples of credit enhancements include insurance, credit risk transfer transactions, overcollateralization, indemnification agreements and government guarantees.

■	Credit losses - Consists of charge-offs and REO operations (income) expense, which are both net of recoveries.

■	Credit-related (benefit) expenses (or credit-related expenses) - Consists of our provision (benefit) for credit losses and REO operations (income) expense.

■	Credit score - Credit score data is based on FICO scores, a credit scoring system developed by

FREDDIE MAC | 2017 Form 10-K	421

Glossary

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

■	CSS - Common Securitization Solutions, LLCSM

■	CSP - Common Securitization Platform

■
Current LTV Ratio or CLTV - The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographic area since that time. Changes in market value are derived from our internal index, which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family loan acquisitions. Estimates of the current LTV ratio exclude any secondary financing by third parties.

■
Deed in lieu of foreclosure - An alternative to foreclosure in which the borrower voluntarily conveys title to the property to the lender and the lender accepts such title (sometimes together with an additional payment by the borrower) in full satisfaction of the mortgage indebtedness.

■
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

■	Delivery fee - An upfront fee charged to sellers above base contractual guarantee fees to compensate us for higher levels of risk in some loan products.

■
Derivative - A financial instrument whose value depends upon the characteristics and value of an underlying such as a financial asset or index. Examples of an underlying include a security or commodity price, interest or currency rates, and other financial indices.

■	Dodd-Frank Act - Dodd-Frank Wall Street Reform and Consumer Protection Act

■	Dollar roll transactions - Transactions whereby we enter into an agreement to sell and subsequently repurchase (or purchase and subsequently resell) agency securities.

■
DSCR - Debt Service Coverage Ratio - An indicator of future credit performance for multifamily loans. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower will be able to continue servicing its loan obligation.

■	Duration - Duration is a measure of a financial instrument’s price sensitivity to changes in interest rates.

■
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

FREDDIE MAC | 2017 Form 10-K	422

Glossary

the value of our interest rate sensitive liabilities, thus leaving economic value unchanged.

■	EMCP - Executive Management Compensation Program

■	ER Policy - Enterprise Risk Policy - The ER Policy sets forth the core components of the enterprise risk framework that defines how we identify, access, manage, control and report on risks.

■	ERC - Enterprise Risk Committee

■	ERM - Enterprise Risk Management

■	EVP - Executive Vice President

■	Exchange Act - Securities Exchange Act of 1934, as amended

■	Fannie Mae - Federal National Mortgage Association

■	FASB - Financial Accounting Standards Board

■	Federal Reserve - Board of Governors of the Federal Reserve System

■	FHA - Federal Housing Administration

■	FHFA - Federal Housing Finance Agency - An independent agency of the U.S. government with responsibility for regulating Freddie Mac, Fannie Mae and the FHLBs.

■	FHLB - Federal Home Loan Bank

■
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

■	Foreclosure alternative - A workout option pursued when a home retention action is not successful or not possible. A foreclosure alternative is either a short sale or deed in lieu of foreclosure.

■
Foreclosure or foreclosure sale - Refers to our completion of a transaction provided for by the foreclosure laws of the applicable state, in which a delinquent borrower’s ownership interest in a mortgaged property is terminated and title to the property is transferred to us or to a third party. When we, as loan holder, acquire a property in this manner, we pay for it by extinguishing some or all of the mortgage debt.

■	Freddie Mac mortgage-related securities - Securities we issue and guarantee that are backed by mortgages.

■	GAAP - Generally accepted accounting principles in the United States of America.

■
Giant PCs - Resecuritizations of previously issued PCs or Giant PCs. Giant PCs are single-class securities that involve the straight pass through of all of the cash flows of the underlying collateral to holders of the beneficial interests.

■
Ginnie Mae - Government National Mortgage Association, which guarantees the timely payment of principal and interest on mortgage-related securities backed by federally insured or guaranteed loans, primarily those insured by FHA or guaranteed by the VA.

■	Green Advantage loan - A multifamily loan that we offer under our Green Advantage initiative, whereby borrowers finance the installation of green technologies that reduce energy and water consumption.

■	GSE Act - The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Reform Act.

FREDDIE MAC | 2017 Form 10-K	423

Glossary

■	GSEs - Government sponsored enterprises - Refers to certain legal entities created by the U.S. government, including Freddie Mac, Fannie Mae and the FHLBs.

■
Guarantee fee - The fee that we receive for guaranteeing the payment of principal and interest to mortgage security investors, which consists primarily of a combination of base contractual guarantee fees paid on a monthly basis, as a percentage of the UPB of the underlying loans, and initial upfront payments, such as delivery fees.

■	Guidelines - Corporate Governance Guidelines, as revised

■
HAMP - Home Affordable Modification Program - Refers to the effort under the MHA Program whereby the U.S. government, Freddie Mac and Fannie Mae committed funds to help eligible homeowners avoid foreclosure and keep their homes through loan modifications. HAMP ended in December 2016.

■
HARP - Home Affordable Refinance Program - Refers to the effort under the MHA Program that seeks to help eligible borrowers with existing loans that are guaranteed by us or Fannie Mae to refinance into loans with more affordable monthly payments and/or fixed-rate terms without obtaining new mortgage insurance in excess of the insurance coverage, if any, that was already in place. HARP is targeted at borrowers with current LTV ratios above 80%. The HARP program has been extended for applications through December 31, 2018 to ensure that borrowers who have a high LTV ratio and are eligible for HARP will continue to have a refinance option.

■	HFA - State or local Housing Finance Agency

■	HUD - U.S. Department of Housing and Urban Development - HUD has authority over Freddie Mac with respect to fair lending.

■
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

■	Initial margin - The collateral that we post with a derivatives clearinghouse in order to do business with such clearinghouse. The amount of initial margin varies over time.

■
Interest-only loan - A loan that allows the borrower to pay only interest (either fixed-rate or adjustable-rate) for a fixed period of time before payments of principal begin. After the interest-only period, the borrower may choose to refinance the loan, pay off the principal balance in total, or pay the scheduled principal and interest payment due on the loan.

■	IRS - Internal Revenue Service

■	K Certificates - Structured pass-through certificates backed primarily by recently originated multifamily loans purchased by Freddie Mac.

■
Legacy and relief refinance single-family loan portfolio - Consists of loans in our single-family credit guarantee portfolio that were originated in 2008 and prior, as well as relief refinance loans, including HARP loans.

■
Letter Agreement - An agreement the Conservator, acting on our behalf, entered into with Treasury on December 21, 2017 to amend the Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (Par Value $1.00 Per Share) dated September 27, 2012.

FREDDIE MAC | 2017 Form 10-K	424

Glossary

■	LIBOR - London Interbank Offered Rate

■
LIHTC partnerships - Low-income housing tax credit partnerships - These LIHTC partnerships invest directly in limited partnerships that own and operate affordable multifamily rental properties that generate federal income tax credits and deductible operating losses.

■
Liquidation preference - Generally refers to an amount that holders of preferred securities are entitled to receive out of available assets upon liquidation of a company. The initial liquidation preference of our senior preferred stock was $1.0 billion. The aggregate liquidation preference of our senior preferred stock includes the initial liquidation preference plus amounts funded by Treasury under the Purchase Agreement, as well as $3.0 billion added pursuant to the Letter Agreement. In addition, dividends not paid in cash are added to the liquidation preference of the senior preferred stock. We may make payments to reduce the liquidation preference of the senior preferred stock only in limited circumstances.

■
Liquidity and Contingency Operating Portfolio - Subset of our other investments and cash portfolio. Consists of cash and cash equivalents, certain securities purchased under agreements to resell, and certain non-mortgage-related securities.

■
Loan liquidations - Loans removed from the pools underlying Freddie Mac mortgage-related securities and other mortgage-related guarantees due to prepayment, maturity, repurchase or charge-off, foreclosure alternatives, third-party sales and loans going into REO. Loans are also terminated through reperforming and seriously delinquent loan sales. In addition, periodic paydown of loan principal is also included in loan liquidations.

■
Long-term debt - Other debt due after one year based on the original contractual maturity of the debt instrument. Our long-term debt issuances include medium-term notes, Reference Notes® securities, STACR debt notes and SCR debt notes.

■
LTV ratio - Loan-to-value ratio - The ratio of the unpaid principal amount of a loan to the value of the property that serves as collateral for the loan, expressed as a percentage. We report LTV ratios based solely on the amount of the loan purchased or guaranteed by us, generally excluding any second-lien loans (unless we own or guarantee the second lien).

■
Market spread - The difference between the yields of two debt securities, or the difference between the yield of a debt security and a benchmark yield, such as LIBOR. We measure market spreads primarily using our models.

■	MD&A - Management’s Discussion and Analysis of Financial Condition and Results of Operations

■
MHA Program - Making Home Affordable Program - The MHA Program is designed to help in the housing recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts and set market standards. The MHA Program includes HARP and HAMP.

■	Mortgage assets - Refers to both loans and the mortgage-related securities we hold in our mortgage-related investments portfolio.

■
Mortgage-related investments portfolio - Our mortgage investment portfolio, which consists of mortgage-related securities and unsecuritized single-family and multifamily loans. The size of our mortgage-related investments portfolio under the Purchase Agreement is determined without giving effect to the January 1, 2010 change in accounting guidance related to transfers of financial assets and consolidation of VIEs.

■	Mortgage-to-debt OAS - The net OAS between the mortgage asset and agency debt sectors. This is an important factor in determining the expected level of net interest yield on a new mortgage

FREDDIE MAC | 2017 Form 10-K	425

Glossary

asset. Higher mortgage-to-debt OAS means that a newly purchased mortgage asset is expected to provide a greater return relative to the cost of the debt issued to fund the purchase of the asset and, therefore, a higher net interest yield. Mortgage-to-debt OAS tends to be higher when there is weak demand for mortgage assets and lower when there is strong demand for mortgage assets.

■	Multifamily loan - A loan secured by a property with five or more residential rental units or by a manufactured housing community.

■
Multifamily mortgage portfolio - Consists of multifamily mortgage loans held by us on our consolidated balance sheets as well as our guarantee of securitization products, primarily K Certificates, SB Certificates, and other mortgage-related guarantees that are held by third parties. It excludes loans underlying our guarantees of HFA bonds.

■
Multifamily new business activity - Represents loan purchases, issuances of other mortgage-related guarantees and issuances of other securitization products for which we have not previously purchased the underlying loans.

■	Net worth (deficit) - The amount by which our total assets exceed (or are less than) our total liabilities as reflected on our consolidated balance sheets prepared in conformity with GAAP.

■
Net worth sweep dividend, Net Worth Amount and Capital Reserve Amount - For each quarter from January 1, 2013 and thereafter, the dividend payment on the senior preferred stock will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury's commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in conformity with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend shall accrue or be payable for that quarter. The applicable Capital Reserve Amount was $1.2 billion for 2016 and $600 million for 2017, and will be $3.0 billion in 2018 and thereafter (unless we were not to pay our full dividend requirement in a future period, which would cause the applicable Capital Reserve Amount to thereafter be zero).

■
Non-accrual loan - A loan for which we are not accruing interest income. We place loans on non-accrual status when we believe collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment.

■	Non-performing loan - a loan where the borrower is three months or more past due or is in the process of foreclosure.

■	NYSE - New York Stock Exchange

■
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

■
Option ARM loan - Loans that permit a variety of repayment options, including minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment alternative for option ARM loans allows the borrower to make monthly payments that may be less

FREDDIE MAC | 2017 Form 10-K	426

Glossary

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

■
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

■	OTC - Over-the-counter

■	OTCQB - A marketplace, operated by the OTC Markets Group Inc., for OTC-traded U.S. companies that are registered and current in their reporting with the SEC or a U.S. banking or insurance regulator.

■
PCs - Participation Certificates - Single-class pass-through securities that we issue and guarantee as part of a securitization transaction. Typically we purchase loans from sellers, place a pool of loans into a PC trust and issue PCs from that trust. The PCs are generally transferred to the seller of the loans as consideration for the loans or are sold to third-party investors or retained by us if we purchased the loans for cash.

■	Pension Plan - The Federal Home Loan Mortgage Corporation Employees’ Pension Plan

■	Performing loan - A loan where the borrower is less than three months past due and is not in the process of foreclosure.

■
PMVS - Portfolio Market Value Sensitivity - One of our primary interest-rate risk measures. PMVS measures are estimates of the amount of average potential pre-tax loss in the market value of our net assets due to parallel (PMVS-L) and non-parallel (PMVS-YC) changes in LIBOR.

■	Primary mortgage market - The market where lenders originate loans by lending funds to borrowers. We do not lend money directly to homeowners and do not participate in this market.

■
Purchase Agreement / Senior Preferred Stock Purchase Agreement - An agreement the Conservator, acting on our behalf, entered into with Treasury on September 7, 2008, relating to Treasury's purchase of senior preferred stock, which was subsequently amended and restated on September 26, 2008 and further amended on May 6, 2009, December 24, 2009, August 17, 2012, and December 21, 2017.

■
Recorded investment - The dollar amount of a loan recorded on our consolidated balance sheets, excluding any allowance, such as the allowance for loan losses, but including direct write-downs of the investment. Recorded investment excludes accrued interest income.

■
Recoveries of charge-offs - Recoveries of charge-offs generally occur after loans go into foreclosure alternatives or foreclosure sales and where a share of default risk is assumed by mortgage insurers or a reimbursement of our losses from a seller or servicer associated with a repurchase request is received by us on such loans.

■
Reform Act - The Federal Housing Finance Regulatory Reform Act of 2008, which, among other things, amended the GSE Act by establishing a single regulator, FHFA, for Freddie Mac, Fannie Mae and the FHLBs.

■	REIT - Real estate investment trust

FREDDIE MAC | 2017 Form 10-K	427

Glossary

■
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

■
REMIC - Real Estate Mortgage Investment Conduit - A type of multiclass mortgage-related security that divides the cash flows (principal and interest) of the underlying mortgage-related assets into two or more classes that meet the investment criteria and portfolio needs of different investors.

■	REO - Real estate owned - Real estate which we have acquired through a foreclosure sale or through a deed in lieu of foreclosure.

■
Reperforming loan - A loan that was previously three months or more past due or in the process of foreclosure, but the borrower subsequently made payments such that the loan returns to less than three months past due, or a performing modified loan, which is a loan that was modified and is less than three months past due and is not in the process of foreclosure.

■	Risk appetite - The risk appetite is the aggregate level and types of risk that the Board and management are willing to assume to achieve the company's strategic objectives.

■	RMBS - Residential mortgage-backed security - A security backed by loans on one-to-four family residential real estate.

■	RSU - Restricted stock unit

■	2014 Strategic Plan - The 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, published by FHFA on May 13, 2014.

■	S&P - Standard & Poor’s

■	SB Certificates - Structured pass-through certificates backed primarily by recently originated small balance multifamily loans purchased by Freddie Mac.

■	SCR debt note - Structured Credit Risk debt notes - A debt security where the principal balance is subject to the performance of a reference pool of multifamily loans guaranteed by Freddie Mac.

■	SEC - U.S. Securities and Exchange Commission

■	Seasoned single-family mortgage loans - Includes seriously delinquent and reperforming loans.

■
Secondary mortgage market - A market consisting of institutions engaged in buying and selling loans in the form of whole loans (i.e., loans that have not been securitized) and mortgage-related securities. We participate in the secondary mortgage market by issuing guaranteed mortgage-related securities, principally PCs, and by purchasing loans and mortgage-related securities for investment.

■
Segment Earnings - Segment Earnings are presented for each segment by reclassifying certain credit guarantee-related activities and investment-related activities between various line items on our GAAP consolidated statements of comprehensive income and allocating certain revenues and expenses, including funding costs and administrative expenses, to our three reportable segments - Single-family Guarantee, Multifamily and Capital Markets. Certain activities that are not part of a reportable segment are included in the All Other category.

■	Senior preferred stock - The shares of Variable Liquidation Preference Senior Preferred Stock issued to Treasury under the Purchase Agreement.

■	Seriously delinquent or SDQ - Single-family loans that are three monthly payments or more past due or in the process of foreclosure as reported to us by our servicers.

FREDDIE MAC | 2017 Form 10-K	428

Glossary

■	SERP - The Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan

■
Short sale - An alternative to foreclosure consisting of a sale of a mortgaged property in which the homeowner sells the home at market value and the lender accepts proceeds (sometimes together with an additional payment or promissory note from the borrower) that are less than the outstanding loan indebtedness in full satisfaction of the loan.

■
Short-term debt - Other debt due within one year based on the original contractual maturity of the debt instrument. Our short-term debt issuances include discount notes and Reference Bills® securities.

■
Single-family credit guarantee portfolio - Consists of unsecuritized single-family loans, single-family loans held by consolidated trusts, single-family loans underlying non-consolidated resecuritization products, single-family loans covered by long-term standby commitments and certain mortgage-related securities not issued by us that we guarantee that are collateralized by single-family loans. Excludes our resecuritizations of Ginnie Mae Certificates because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.

■	Single-family loan - A loan secured by a property containing four or fewer residential dwelling units.

■
STACR debt note - Structured Agency Credit Risk debt note - A debt security where the principal balance is subject to the performance of a reference pool of single-family loans owned or guaranteed by Freddie Mac.

■
Step-rate modified loan - A term that we generally use to refer to our HAMP loans that have provisions for reduced interest rates that remain fixed for the first five years and then increase over a period of time to a market rate.

■
Stripped Giant PCs - Multiclass securities that are formed by resecuritizing previously issued PCs or Giant PCs and issuing principal-only and interest-only securities backed by the cash flows from the underlying collateral.

■
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

■	SVP - Senior Vice President

■
Swaption - An option contract to enter into an interest-rate swap. In exchange for an option premium, a buyer obtains the right but not the obligation to enter into a specified swap agreement with the issuer on a specified future date.

FREDDIE MAC | 2017 Form 10-K	429

Glossary

■	Target TDC - Target total direct compensation

■	TBA - To be announced

■
The Tax Cuts and Jobs Act - The tax reform bill ("An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, Pub. Law No. 115-97") enacted on December 22, 2017, which included a reduction of the statutory corporate income tax rate from 35% to 21%.

■
TDR - Troubled debt restructuring - A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider.

■	Thrift/401(k) Plan - The Federal Home Loan Mortgage Corporation Thrift/401(k) Savings Plan

■
Total mortgage portfolio - Includes loans and mortgage-related securities held on our consolidated balance sheets as well as our non-consolidated issued and guaranteed single-class and multiclass securities, and other mortgage-related guarantees issued to third parties.

■
Total other comprehensive income (loss) (or other comprehensive income (loss)) - Consists of the after-tax changes in the unrealized gains and losses on available-for-sale securities, the effective portion of derivatives accounted for as cash flow hedge relationships, and defined benefit plans.

■	Treasury - U.S. Department of the Treasury

■
UPB - Unpaid principal balance - Loan UPB amounts in this report have not been reduced by charge-offs recognized prior to the loan being subject to a foreclosure sale, deed in lieu of foreclosure, or short sale transaction.

■
Upfront fee - A fee charged to sellers that primarily includes delivery fees that are calculated based on credit risk factors such as the loan product type, loan purpose, LTV ratio and credit score. These delivery fees are charged to compensate us for higher levels of risk in some loan products.

■	USDA - U.S. Department of Agriculture

■	VA - U.S. Department of Veterans Affairs

■
Variation margin - Payments we make to or receive from a derivatives clearinghouse or counterparty based on the change in fair value of a derivative instrument. Variation margin is typically transferred within one business day.

■
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

■
Warrant - Refers to the warrant we issued to Treasury on September 7, 2008 pursuant to the Purchase Agreement. The warrant provides Treasury the ability to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of Freddie Mac common stock outstanding on a fully diluted basis on the date of exercise.

■	Workforce housing - Multifamily housing that is affordable to the majority of low to middle income households.

■
Workout, or loan workout - A workout is either a home retention action, which is either a loan modification, repayment plan, or forbearance agreement, or a foreclosure alternative, which is either a short sale or a deed in lieu of foreclosure.

FREDDIE MAC | 2017 Form 10-K	430

Glossary

■	XBRL - eXtensible Business Reporting Language

■
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

FREDDIE MAC | 2017 Form 10-K	431

Exhibit Index

Exhibit Index

Exhibit	Description*

3.1
Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended through July 21, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

3.2
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 7, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2016)

4.1
Eighth Amended and Restated Certificate of Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Voting Common Stock (no par value per share) dated September 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

4.2
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated April 23, 1996 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.3
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 27, 1997 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.4
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.5
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 23, 1998 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.6
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 29, 1998 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.7
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.3% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 28, 1998 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.8
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 19, 1999 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.9
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.79% Non-Cumulative Preferred Stock (par value $1.00 per share), dated July 21, 1999 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.10
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated November 5, 1999 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

* The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

FREDDIE MAC | 2017 Form 10-K	432

Exhibit Index

Exhibit	Description*

4.11
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated January 26, 2001 (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.12
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 2001 (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.13
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 2001 (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.14
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated May 30, 2001 (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.15
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6% Non-Cumulative Preferred Stock (par value $1.00 per share), dated May 30, 2001 (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.16
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.7% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 30, 2001 (incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.17
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated January 29, 2002 (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.18
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 17, 2006 (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.19
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.42% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 17, 2006 (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.20
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.9% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated October 16, 2006 (incorporated by reference to Exhibit 4.20 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.21
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.57% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated January 16, 2007 (incorporated by reference to Exhibit 4.21 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.22
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.66% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated April 16, 2007 (incorporated by reference to Exhibit 4.22 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.23
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.02% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 24, 2007 (incorporated by reference to Exhibit 4.23 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

* The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

FREDDIE MAC | 2017 Form 10-K	433

Exhibit Index

Exhibit	Description*

4.24
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.55% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated September 28, 2007 (incorporated by reference to Exhibit 4.24 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.25
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated December 4, 2007 (incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.26
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 27, 2012 (incorporated by reference to Exhibit 4.26 to Freddie Mac’s Annual Report on Form 10-K filed on February 28, 2013)

4.27
Second Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated January 1, 2018

4.28
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 16, 2017 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2017)

10.1
Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2009)†

10.3
Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.4
First Amendment to the Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008)†

10.5
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.6
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2010)†

10.7
Second Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2011)†

10.8
Third Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2012)†

*    The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.
†    This exhibit is a management contract or compensatory plan or arrangement.

FREDDIE MAC | 2017 Form 10-K	434

Exhibit Index

Exhibit	Description*
10.9
Fourth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2013)†

10.10
Fifth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2013) †

10.11
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II (effective January 1, 2014)(incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2015) †

10.12
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II (effective January 1, 2014) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015) †

10.13	Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.14
First Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.15
Second Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.16
Third Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on February 18, 2016)†

10.17
Fourth Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K filed on February 16, 2017)†

10.18	Executive Management Compensation Program Recapture and Forfeiture Agreement (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K filed on February 16, 2017)†

10.19	2015 Executive Management Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015)†

10.20	Memorandum Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2012)†

10.21
Restrictive Covenant and Confidentiality Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 10, 2012)†

10.22
Memorandum Agreement, dated September 24, 2013, between Freddie Mac and James Mackey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2013)†

10.23
Restrictive Covenant and Confidentiality Agreement, dated September 25, 2013, between Freddie Mac and James Mackey (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 30, 2013)†

10.24	Memorandum Agreement, dated July 3, 2012, between Freddie Mac and William H. McDavid (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2012)†

*    The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.
†    This exhibit is a management contract or compensatory plan or arrangement.

FREDDIE MAC | 2017 Form 10-K	435

Exhibit Index

Exhibit	Description*
10.25
Restrictive Covenant and Confidentiality Agreement, dated July 6, 2012, between Freddie Mac and William H. McDavid (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 9, 2012)†

10.26
Memorandum Agreement, dated April 7, 2013, between Freddie Mac and David B. Lowman (incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K filed on February 27, 2014)†

10.27
Restrictive Covenant and Confidentiality Agreement, dated April 9, 2013, between Freddie Mac and David B. Lowman (incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K filed on February 27, 2014)†

10.28	Memorandum Agreement, dated June 24, 2013, between Freddie Mac and Michael Hutchins (incorporated by reference to Exhibit 10.32 to Freddie Mac’s Annual Report on Form 10-K filed on February 18, 2016)†

10.29
Restrictive Covenant and Confidentiality Agreement, dated June 25, 2013, between Freddie Mac and Michael Hutchins (incorporated by reference to Exhibit 10.33 to Freddie Mac’s Annual Report on Form 10-K filed on February 18, 2016)†

10.30	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008)†

10.31	PC Master Trust Agreement dated February 2, 2017 (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K filed on February 16, 2017)

10.32
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers (for agreements with officers entered into prior to August 2011) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008)†

10.33
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers (for agreements with officers entered into beginning in August 2011) (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2012)†

10.34
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and Outside Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2017)†

10.35
Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008)

10.36
Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2009)

10.37
Second Amendment dated as of December 24, 2009, to the Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2009)

10.38
Third Amendment dated as of August 17, 2012, to the Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2012)

*    The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.
†    This exhibit is a management contract or compensatory plan or arrangement.

FREDDIE MAC | 2017 Form 10-K	436

Exhibit Index

Exhibit	Description*

10.39
Letter Agreement dated December 21, 2017 between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 21, 2017)

10.40	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

12.10	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

* The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

FREDDIE MAC | 2017 Form 10-K	437

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: February 15, 2018

FREDDIE MAC | 2017 Form 10-K	438

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher S. Lynch*	Non-Executive Chairman of the Board	February 15, 2018
Christopher S. Lynch

/s/ Donald H. Layton	Chief Executive Officer and Director	February 15, 2018
Donald H. Layton	(Principal Executive Officer)

/s/ James G. Mackey	Executive Vice President — Chief Financial Officer	February 15, 2018
James G. Mackey	(Principal Financial Officer)

/s/ Robert D. Mailloux	Senior Vice President — Corporate Controller and	February 15, 2018
Robert D. Mailloux	Principal Accounting Officer (Principal Accounting Officer)

/s/ Carolyn H. Byrd*	Director	February 15, 2018
Carolyn H. Byrd

/s/ Lance F. Drummond*	Director	February 15, 2018
Lance F. Drummond

/s/ Thomas M. Goldstein*	Director	February 15, 2018
Thomas M. Goldstein

/s/ Grace A. Huebscher*	Director	February 15, 2018
Grace A. Huebscher

/s/ Steven W. Kohlhagen*	Director	February 15, 2018
Steven W. Kohlhagen

/s/ Sara Mathew*	Director	February 15, 2018
Sara Mathew

/s/ Saiyid T. Naqvi*	Director	February 15, 2018
Saiyid T. Naqvi

/s/ Eugene B. Shanks, Jr.*	Director	February 15, 2018
Eugene B. Shanks, Jr.

/s/ Anthony A. Williams*	Director	February 15, 2018
Anthony A. Williams

*By:	/s/ Alicia S. Myara
Alicia S. Myara
Attorney-in-Fact

FREDDIE MAC | 2017 Form 10-K	439

Index

Form 10-K Index

Item Number		Page(s)
PART I
Item 1	Business	1-2, 8-11, 38-51, 63-71, 88-94, 178-190
Item 1A	Risk Factors	198-225
Item 1B	Unresolved Staff Comments	Not Applicable
Item 2	Properties	10
Item 3	Legal Proceedings	226
Item 4	Mine Safety Disclosures	Not Applicable
PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	227-229
Item 6	Selected Financial Data	14
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1-7, 12-13, 15-37, 39, 52-62, 72-87, 95-156, 163-176, 191-197
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	157-163
Item 8	Financial Statements and Supplementary Data	230-358
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable
Item 9A	Controls and Procedures	231-232, 359-362
Item 9B	Other Information	363
PART III
Item 10	Directors, Executive Officers and Corporate Governance	104-105, 363-384, 412
Item 11	Executive Compensation	378, 380-381, 385-410
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	411-413
Item 13	Certain Relationships and Related Transactions, and Director Independence	372-375, 414-416
Item 14	Principal Accounting Fees and Services	417-418
PART IV
Item 15	Exhibits and Financial Statement Schedules	419, 432-437
Item 16	Form 10-K Summary	Not Applicable
Signatures		438-439

FREDDIE MAC | 2017 Form 10-K	440