Form 10-Q
period 2018-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2018-05-01
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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
As of April 17, 2018, there were 650,058,775 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac Form 10-Q	i

Management's Discussion and Analysis	Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the Forward-Looking Statements sections of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, or 2017 Annual Report, and the Business and Risk Factors sections of our 2017 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2017 Annual Report.
You should read the following MD&A in conjunction with our 2017 Annual Report and our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2018 included in Financial Statements. Throughout this Form 10-Q, we refer to the three months ended March 31, 2018, the three months ended December 31, 2017, the three months ended September 30, 2017, the three months ended June 30, 2017 and the three months ended March 31, 2017 as "1Q 2018," "4Q 2017," "3Q 2017," "2Q 2017" and "1Q 2017," respectively.
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

Business Results
Portfolio Balances

Guarantee Portfolios

Investments Portfolios

Total Guarantee Portfolio

■
Our total guarantee portfolio grew $106 billion, or 5%, from March 31, 2017 to March 31, 2018, driven by a 3% increase in our single-family credit guarantee portfolio and a 30% increase in our multifamily guarantee portfolio.

●
The growth in our single-family credit guarantee portfolio was driven in part by an increase in U.S. single-family mortgage debt outstanding as a result of continued home price appreciation. New business acquisitions had a higher average loan size compared to older vintages that continued to run off.

●
The growth in our multifamily guarantee portfolio was primarily driven by an increase in U.S. multifamily mortgage debt outstanding due to strong multifamily market fundamentals and low interest rates, coupled with the growth in our share of new business volume due to our strategic pricing efforts, expansion of our new product offerings and an increase in purchase activity associated with certain targeted loans in underserved markets.

Freddie Mac Form 10-Q	2

Management's Discussion and Analysis	Introduction

Total Investments Portfolio

■	Our total investments portfolio declined $72 billion, or 19%, from March 31, 2017 to March 31, 2018, primarily due to repayments and the active disposition of less liquid assets.

●	We continue to reduce the mortgage-related investments portfolio as required by the Purchase Agreement and FHFA.
Consolidated Financial Results

Comprehensive income (loss) was $2.2 billion in 1Q 2018, relatively unchanged from 1Q 2017.
Key Drivers:

■
Continued growth in our single-family credit guarantee portfolio was more than offset by the continued reduction in the balance of our mortgage-related investments portfolio and lower amortization of debt securities of consolidated trusts due to lower prepayments driven by higher interest rates, which resulted in lower net interest income.

■	Benefit (provision) for credit losses was relatively unchanged.

■	Market-related items had minimal impact as interest rate-related fair value losses were partially offset by spread-related fair value gains.

■	Reduction in the statutory corporate income tax rate resulted in lower income tax expense.
Our total equity was $2.2 billion at March 31, 2018. Because our net worth was less than the $3.0 billion Capital Reserve Amount, we will not have a dividend obligation to Treasury in June 2018. Because our net worth was positive, we are not requesting a draw from Treasury under the Purchase Agreement for 1Q 2018. Our cumulative senior preferred stock dividend payments totaled $112.4 billion as of March 31, 2018.
At December 31, 2017, we had a net worth deficit of $312 million. As a result, FHFA, as Conservator, submitted a draw request, on our behalf, to Treasury. This draw request was funded in 1Q 2018, which increased the outstanding liquidation preference of the senior preferred stock at March 31, 2018 to $75.6 billion. In addition, the amount of available funding remaining under the Purchase Agreement was reduced to $140.2 billion and will be reduced by any future draws.
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
Under the August 2012 amendment to the Purchase Agreement, our dividend requirement each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. Pursuant to the December 2017 Letter Agreement, the Capital Reserve Amount is $3.0 billion. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period, the unpaid amount would be added to the liquidation preference and our applicable Capital Reserve Amount would thereafter be zero, but this would not affect our ability to draw funds from Treasury under the Purchase Agreement.

Freddie Mac Form 10-Q	4

Management's Discussion and Analysis	Key Economic Indicators | Single-Family Home Prices

KEY ECONOMIC INDICATORS
The following graphs and related discussions present certain macroeconomic indicators that can significantly affect our business and financial results.
Single-Family Home Prices
National Home Prices

Commentary

■
Home prices continued to appreciate, increasing by 2.5% and 2.2% during 1Q 2018 and 1Q 2017, respectively, based on our own non-seasonally adjusted price index of single-family homes funded by loans owned or guaranteed by us or Fannie Mae.

■	We expect the rate of home price growth in 2018 will moderate, driven by a gradual increase in housing supply and higher mortgage interest rates.

■
Increases in home prices typically result in lower delinquency rates and lower loss severity. Fewer loan delinquencies, loan workouts and foreclosure sales generally reduce estimated credit losses on our total mortgage portfolio.

■	Higher single-family home prices may also contribute to an increase in potential multifamily renters.

Freddie Mac Form 10-Q	5

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

Interest Rates
Key Market Interest Rates

Commentary

■
The quarterly ending and quarterly average 30-year Primary Mortgage Market Survey ("PMMS") interest rates were higher at March 31, 2018 than March 31, 2017. Increases in the PMMS rate typically result in decreases in refinance activity and U.S. single-family loan originations.

■
The 10-year LIBOR and 2-year LIBOR quarterly ending interest rates increased more during 1Q 2018 than during 1Q 2017. Changes in the 10-year and 2-year LIBOR interest rates affect the fair value of certain of our assets and liabilities, including derivatives, measured at fair value. A larger interest rate fluctuation from period to period generally results in larger fair value gains and losses, while a smaller fluctuation from period to period generally results in smaller fair value gains and losses. However, the majority of these fair value changes are offset by our hedge accounting programs.

Freddie Mac Form 10-Q	6

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

■
The quarterly ending and quarterly average short-term interest rates, as indicated by the 3-month LIBOR rate, were higher at March 31, 2018 than March 31, 2017. An increase in short-term interest rates generally increases the interest earned on our short-term investments and interest expense on our short-term funding.

■	For additional information on the effect of LIBOR rates on our financial results, see Our Business Segments - Capital Markets - Market Conditions.

Freddie Mac Form 10-Q	7

Management's Discussion and Analysis	Key Economic Indicators | Unemployment Rate

Unemployment Rate
Unemployment Rate and Job Creation(1)

Source: U.S. Bureau of Labor Statistics
(1) Excludes Puerto Rico and the U.S. Virgin Islands.
Commentary

■	Average monthly net new jobs (non-farm) were higher in 1Q 2018 than 1Q 2017.

■	The national unemployment rate was lower in 1Q 2018 than 1Q 2017.

■
Changes in monthly net new jobs and the national unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.

■	Decreases in the national unemployment rate typically result in lower levels of delinquencies, which generally result in a decrease in estimated credit losses on our total mortgage portfolio.

Freddie Mac Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.

			Change
(Dollars in millions)	1Q 2018	1Q 2017	$	%
Net interest income	$3,018	$3,795	($777)	(20)%
Benefit (provision) for credit losses	(63)	116	(179)	(154)
Net interest income after benefit (provision) for credit losses	2,955	3,911	(956)	(24)
Non-interest income (loss):
Gains (losses) on extinguishment of debt	110	218	(108)	(50)
Derivative gains (losses)	1,830	(302)	2,132	706
Net impairment of available-for-sale securities recognized in earnings	—	(13)	13	100
Other gains (losses) on investment securities recognized in earnings	(232)	56	(288)	(514)
Other income (loss)	121	415	(294)	(71)
Total non-interest income (loss)	1,829	374	1,455	389
Non-interest expense:
Administrative expense	(520)	(511)	(9)	(2)
REO operations expense	(34)	(56)	22	39
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(359)	(321)	(38)	(12)
Other expense	(197)	(76)	(121)	(159)
Total non-interest expense	(1,110)	(964)	(146)	(15)
Income (loss) before income tax (expense) benefit	3,674	3,321	353	11
Income tax (expense) benefit	(748)	(1,110)	362	33
Net income (loss)	2,926	2,211	715	32
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(776)	23	(799)	(3,474)
Comprehensive income (loss)	$2,150	$2,234	($84)	(4)%

Freddie Mac Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

Net Interest Income
Net Interest Yield Analysis

The table below presents an analysis of interest-earning assets and interest-bearing liabilities.

	1Q 2018			1Q 2017
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$7,015	$11	0.60%	$12,053	$9	0.29%
Securities purchased under agreements to resell	51,732	197	1.52	54,406	88	0.66
Advances to lenders and other secured lending	990	6	2.59	617	4	2.40
Mortgage-related securities:
Mortgage-related securities	150,267	1,580	4.21	175,955	1,663	3.78
Extinguishment of PCs held by Freddie Mac	(90,814)	(843)	(3.71)	(88,539)	(820)	(3.71)
Total mortgage-related securities, net	59,453	737	4.96	87,416	843	3.85
Non-mortgage-related securities	14,775	73	1.97	21,061	71	1.36
Loans held by consolidated trusts(1)	1,776,708	14,859	3.35	1,708,039	14,599	3.42
Loans held by Freddie Mac(1)	103,451	1,092	4.22	124,217	1,366	4.40
Total interest-earning assets	2,014,124	16,975	3.37	2,007,809	16,980	3.38
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	1,803,122	(13,356)	(2.96)	1,730,728	(12,541)	(2.90)
Extinguishment of PCs held by Freddie Mac	(90,814)	842	3.71	(88,539)	820	3.71
Total debt securities of consolidated trusts held by third parties	1,712,308	(12,514)	(2.92)	1,642,189	(11,721)	(2.86)
Other debt:
Short-term debt	67,970	(229)	(1.35)	73,467	(96)	(0.52)
Long-term debt	228,981	(1,214)	(2.12)	279,519	(1,368)	(1.96)
Total other debt	296,951	(1,443)	(1.94)	352,986	(1,464)	(1.66)
Total interest-bearing liabilities	2,009,259	(13,957)	(2.78)	1,995,175	(13,185)	(2.64)
Impact of net non-interest-bearing funding	4,865	—	0.01	12,634	—	0.02
Total funding of interest-earning assets	$2,014,124	($13,957)	(2.77)%	$2,007,809	($13,185)	(2.62)%
Net interest income/yield		$3,018	0.60%		$3,795	0.76%

(1) Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $574 million and $506 million for loans held by consolidated trusts and $22 million and $62 million for loans held by Freddie Mac during 1Q 2018 and 1Q 2017, respectively.

Freddie Mac Form 10-Q	10

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

Components of Net Interest Income

The table below presents the components of net interest income.

			Change
(Dollars in millions)	1Q 2018	1Q 2017	$	%
Contractual net interest income:
Guarantee fee income	$834	$792	$42	5%
Guarantee fee income related to the Temporary Payroll Tax Cut Continuation Act of 2011	347	316	31	10
Other contractual net interest income	1,457	1,759	(302)	(17)
Total contractual net interest income	2,638	2,867	(229)	(8)
Net amortization - loans and debt securities of consolidated trusts	748	953	(205)	(22)
Net amortization - other assets and debt	5	18	(13)	(72)
Hedge accounting impact	(373)	(43)	(330)	(767)
Net interest income	$3,018	$3,795	($777)	(20)%
Key Drivers:

■	Guarantee fee income

●
1Q 2018 vs. 1Q 2017 - increased during 1Q 2018 primarily due to higher average guarantee fee rates, as well as the continued growth in the size of the Core single-family loan portfolio. Average guarantee fee rates are generally higher on mortgage loans in our Core single-family loan portfolio compared to those in our Legacy and relief refinance single-family loan portfolio.

■	Other contractual net interest income

●
1Q 2018 vs. 1Q 2017 - decreased during 1Q 2018 due to the continued reduction in the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA. See Conservatorship and Related Matters - Reducing Our Mortgage-Related Investments Portfolio Over Time for a discussion of the key drivers of the decline in our mortgage-related investments portfolio.

■	Net amortization of loans and debt securities of consolidated trusts

●
1Q 2018 vs. 1Q 2017 - decreased during 1Q 2018 primarily due to a decrease in amortization of debt securities of consolidated trusts driven by a decrease in prepayments as a result of higher interest rates, partially offset by an increase in amortization from higher upfront fees on mortgage loans.

■	Hedge Accounting Impact

●
1Q 2018 vs. 1Q 2017 - losses increased primarily due to the inclusion of fair value hedge accounting results within net interest income in 1Q 2018 but not in 1Q 2017, due to our adoption of amended hedge accounting guidance in 4Q 2017. In 1Q 2017, this activity was included in other income and derivative gains (losses).

Freddie Mac Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations | Benefit (Provision) for Credit Losses

Benefit (Provision) for Credit Losses
Components of Benefit (Provision) for Credit Losses

The benefit (provision) for credit losses predominantly relates to single-family loans and includes components for both collectively and individually impaired loans.
The table below presents the components of our benefit (provision) for credit losses.

			Change
(Dollars in billions)	1Q 2018	1Q 2017	$	%
Benefit (provision) for newly impaired loans	($0.1)	($0.2)	$0.1	50%
Amortization of interest rate concessions	0.1	0.2	(0.1)	(50)
Reclassifications between held-for-investment loans and held-for-sale loans	(0.1)	—	(0.1)	N/A
Other, including changes in estimated default probability and loss severity	—	0.1	(0.1)	(100)
Benefit (provision) for credit losses	($0.1)	$0.1	($0.2)	(200)%
Key Drivers:
■ 1Q 2018 vs. 1Q 2017 - remained relatively unchanged.

Freddie Mac Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations | Derivative Gains (Losses)

Derivative Gains (Losses)
Components of Derivative Gains (Losses)

We continue to align our derivative portfolio with the changing duration of our assets and liabilities so as to economically hedge their interest-rate risk. We manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. We believe the impact of derivatives on our GAAP financial results should be considered in the context of our overall interest-rate risk profile, including our PMVS and duration gap results. For more information about our interest-rate risk management activities and the sensitivity of reported earnings to those activities, see Risk Management - Market Risk.
Derivative gains (losses) includes the fair value changes and the accrual of periodic cash settlements for derivatives while not designated in qualifying hedge relationships. In addition, prior to our adoption of amended hedge accounting guidance in 4Q 2017, we included the accrual of periodic cash settlements on derivatives in qualifying hedge relationships in derivatives gains (losses).
The table below presents the components of derivative gains (losses).

			Change
(Dollars in millions)	1Q 2018	1Q 2017	$	%
Fair value change in interest-rate swaps	$1,514	$673	$841	125%
Fair value change in option-based derivatives	(455)	(430)	(25)	(6)
Fair value change in other derivatives	916	(78)	994	1,274
Accrual of periodic cash settlements	(145)	(467)	322	69
Derivative gains (losses)	$1,830	($302)	$2,132	706%
Key Drivers:

■
1Q 2018 vs. 1Q 2017 - Derivative fair value gains increased as long-term interest rates increased more during 1Q 2018. The 10-year par swap rate increased 39 basis points during 1Q 2018 and 7 basis points during 1Q 2017. The larger interest rate increase in 1Q 2018 resulted in larger fair value gains in our pay-fixed interest rate swaps, forward commitments to issue PCs, and futures, partially offset by larger fair value losses in our receive-fixed swaps.

Freddie Mac Form 10-Q	13

Management's Discussion and Analysis	Consolidated Results of Operations | Other Income (Loss)

Other Income (Loss)
Components of Other Income (Loss)

The table below presents the components of other income (loss).

			Change
(Dollars in millions)	1Q 2018	1Q 2017	$	%
Other income (loss)
Gains (losses) on loans(1)	($320)	$14	($334)	(2,386)%
Gains (losses) on held-for-sale loan purchase commitments(1)	105	224	(119)	(53)
Gains (losses) on debt(1)	11	(89)	100	112
All other	325	227	98	43
Fair value hedge accounting
Change in fair value of derivatives in qualifying hedge relationships	N/A	65	(65)	N/A
Change in fair value of hedged items in qualifying hedge relationships	N/A	(26)	26	N/A
Total other income (loss)	$121	$415	($294)	(71)%

(1)	Includes fair value gains (losses) on loans, held-for-sale loan purchase commitments and debt for which we have elected the fair value option.
Key Drivers:
■ 1Q 2018 vs. 1Q 2017 - Other income (loss) declined in 1Q 2018 compared to 1Q 2017 primarily driven by:
● Greater interest rate-related fair value losses on multifamily mortgage loans and commitments for which we have elected the fair value option due to a larger increase in long-term interest rates, coupled with spread widening on certain K Certificate products that are issued with less frequency.
● An accounting policy change effective beginning in 4Q 2017 resulted in fair value changes for derivatives and hedged items in qualifying hedge relationships no longer being recognized in other income (loss). See Note 9 for more information.
This decrease was partially offset by:
● Decreased fair value losses on STACR debt notes as market spreads between STACR yields and LIBOR remained relatively unchanged in 1Q 2018, while spreads tightened in 1Q 2017.

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

			Change
(Dollars in millions)	1Q 2018	1Q 2017	$	%
Other comprehensive income (loss), excluding certain items	($402)	$163	($565)	(347)%
Excluded items:
Accretion due to significant increases in expected cash flows on previously impaired available-for-sale securities	(88)	(54)	(34)	(63)
Realized (gains) losses reclassified from AOCI	(286)	(86)	(200)	(233)
Total excluded items	(374)	(140)	(234)	(167)
Total other comprehensive income (loss)	($776)	$23	($799)	(3,474)%
Key Drivers:
■ Other comprehensive income, excluding certain items

●
1Q 2018 vs. 1Q 2017 - decreased primarily due to higher fair value losses on agency and non-agency mortgage-related securities classified as available-for-sale as long-term interest rates increased more in 1Q 2018, coupled with smaller fair value gains from less market spread tightening on our agency mortgage-related securities.

Excluded items:
■ Realized (gains) losses reclassified from AOCI

●	1Q 2018 vs. 1Q 2017 - reflected larger amounts of reclassified gains during 1Q 2018 due to spread tightening on sales of non-agency mortgage-related securities classified as available-for-sale.

Freddie Mac Form 10-Q	15

Management's Discussion and Analysis	Consolidated Results of Operations | Other Key Drivers

Other Key Drivers
Explanation of Other Key Drivers

Key Drivers:
■ Gains (losses) on extinguishment of debt

●	1Q 2018 vs. 1Q 2017 - declined primarily due to a decrease in the amount of debt securities of consolidated trusts (i.e., PCs) repurchased.
■ Other gains (losses) on investment securities recognized in earnings

●
1Q 2018 vs. 1Q 2017 - decreased primarily driven by larger fair value losses on our mortgage and non-mortgage-related securities classified as trading as interest rates increased more during 1Q 2018, partially offset by larger fair value gains driven by spread tightening on our sales of non-agency mortgage-related securities classified as available-for-sale.

■ Other expense

●	1Q 2018 vs. 1Q 2017 - increased primarily due to the recovery in 1Q 2017 of amounts previously recognized in other expense. This activity did not repeat in 1Q 2018.
■ Income tax (expense) benefit

●	1Q 2018 vs. 1Q 2017 - decreased due to a reduction in the statutory corporate income tax rate.

Freddie Mac Form 10-Q	16

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.

			Change
(Dollars in millions)	3/31/2018	12/31/2017	$	%
Assets:
Cash and cash equivalents(1)	$8,617	$9,811	($1,194)	(12)%
Securities purchased under agreements to resell	41,828	55,903	(14,075)	(25)
Subtotal	50,445	65,714	(15,269)	(23)
Investments in securities, at fair value	75,501	84,318	(8,817)	(10)
Mortgage loans, net	1,868,351	1,871,217	(2,866)	—
Accrued interest receivable	6,381	6,355	26	—
Derivative assets, net	454	375	79	21
Deferred tax assets, net	8,313	8,107	206	3
Other assets	13,038	13,690	(652)	(5)
Total assets	$2,022,483	$2,049,776	($27,293)	(1)%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,058	$6,221	($163)	(3)%
Debt, net	2,004,807	2,034,630	(29,823)	(1)
Derivative liabilities, net	345	269	76	28
Other liabilities	9,123	8,968	155	2
Total liabilities	2,020,333	2,050,088	(29,755)	(1)
Total equity	2,150	(312)	2,462	(789)
Total liabilities and equity	$2,022,483	$2,049,776	($27,293)	(1)%
(1) The current and prior period presentation has been modified to include restricted cash and cash equivalents due to recently adopted accounting guidance.
Key Drivers:
As of March 31, 2018 compared to December 31, 2017:

■
Cash and cash equivalents and securities purchased under agreements to resell affect one another and changes in the balances should be viewed together (e.g., cash and cash equivalents can be invested in securities purchased under agreements to resell or other investments). The decrease in the combined balance was primarily due to lower near term cash needs for fewer upcoming maturities and anticipated calls of other debt.

■ Investments in securities, at fair value decreased as we continued to reduce the mortgage-related investments portfolio during 2018 as required by the Purchase Agreement and FHFA.
■ Total equity increased primarily as a result of higher comprehensive income in 1Q 2018 compared to 4Q 2017, combined with our ability to retain equity as a result of an increase in the applicable Capital Reserve Amount, which is $3.0 billion as of January 1, 2018.

Freddie Mac Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

OUR BUSINESS SEGMENTS
We have three reportable segments, which are based on the way we manage our business.

■	Single-family Guarantee - reflects results from our purchase, securitization and guarantee of single-family loans and the management of single-family mortgage credit risk.

■
Multifamily - reflects results from our purchase, sale, securitization and guarantee of multifamily loans and securities, our investments in those loans and securities and the management of multifamily mortgage credit risk and market spread risk.

■
Capital Markets - reflects results from managing our mortgage-related investments portfolio (excluding Multifamily segment investments, single-family seriously delinquent loans and the credit risk of single-family performing and reperforming loans), treasury function, single-family securitization activities and interest-rate risk.

Certain activities that are not part of a reportable segment, such as material corporate-level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments, are included in the All Other category.
Segment Earnings
We present Segment Earnings by reclassifying certain credit guarantee-related activities and investment-related activities between various line items on our GAAP condensed consolidated statements of comprehensive income and allocating certain revenues and expenses to our three reportable segments. For more information on our segment reclassifications, see Note 13.
Segment Comprehensive Income

The graph below shows our comprehensive income by segment.

Freddie Mac Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Guarantee
Market Conditions

The graphs and related discussion below present certain market indicators that can significantly affect the business and financial results of our Single-family Guarantee segment.
U.S. Single-Family Originations
Source: Inside Mortgage Finance dated April 27, 2018 (latest available IMF purchase/refinance information).

Single-Family Serious Delinquency Rates

Source: National Delinquency Survey from the Mortgage Bankers Association. Data as of February 8, 2018 (latest available NDS information).

Commentary

■ U.S. single-family loan origination volumes decreased to $375 billion in 1Q 2018 from $385 billion in 1Q 2017, driven by lower refinance volume as a result of higher mortgage interest rates in 1Q 2018. Mortgage origination data is from Inside Mortgage Finance as of April 27, 2018.
■ We expect continued growth in U.S. single-family home purchase volume due to a gradual increase in housing supply, while a moderate increase in mortgage interest rates is expected to result in a lower refinance volume. Freddie Mac's single-family loan purchase volumes typically follow a similar trend.
■ The single-family serious delinquency rate in the U.S. increased during 4Q 2017 due to the impact of the hurricanes in 3Q 2017. Freddie Mac's serious delinquency rate followed a similar trend resulting

Freddie Mac Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

in higher loan workout activities, which increased our expected credit losses on our total single-family credit guarantee portfolio.

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
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose

(In billions)

Percentage of Single-Family Loan Purchases and Guarantees by Loan Purpose
Commentary

■	Our loan purchase and guarantee activity decreased in 1Q 2018 compared to 1Q 2017 primarily due to lower refinance volume driven by higher average mortgage interest rates.

Freddie Mac Form 10-Q	21

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio
Commentary

■
The single-family credit guarantee portfolio increased from December 31, 2017 to March 31, 2018, driven by an increase in U.S. single-family mortgage debt outstanding as a result of continued home price appreciation. New business acquisitions had a higher average loan size compared to older vintages that continued to run off.

■	The Core single-family loan portfolio grew to 79% of the single-family credit guarantee portfolio at March 31, 2018, compared to 78% at December 31, 2017.

■
The Legacy and relief refinance single-family loan portfolio declined to 21% of the single-family credit guarantee portfolio at March 31, 2018, compared to 22% at December 31, 2017, driven primarily by liquidations.

Freddie Mac Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Guarantee Fees

We receive fees for guaranteeing the payment of principal and interest to investors in our mortgage-related securities. These fees consist primarily of a combination of base contractual guarantee fees paid on a monthly basis and initial upfront payments. The average portfolio Segment Earnings guarantee fee rate recognizes upfront fee income over the contractual life of the related loans (usually 30 years). If the related loans prepay, the remaining upfront fee income is recognized immediately. In contrast, the average guarantee fee rate charged on new acquisitions recognizes upfront fee income over the estimated life of the related loans using our expectations of prepayments and other liquidations. See MD&A - Our Business Segments - Single-family Guarantee - Business Overview - Guarantee Fees in our 2017 Annual Report for more information on our guarantee fees.
Average Portfolio Segment Earnings Guarantee Fee Rate(1)(2)

Average Guarantee Fee Rate(1) Charged on New Acquisitions

(1) Excludes the legislated 10 basis point increase in guarantee fees.
(2) Reflects an average rate for our total single-family credit guarantee portfolio and is not limited to purchases in the applicable period.
Commentary

■
The average portfolio Segment Earnings guarantee fee rate increased slightly in 1Q 2018 compared to 1Q 2017 primarily due to older vintages being replaced by new loan acquisitions with higher guarantee fees.

■	The average guarantee fee rate charged on new acquisitions decreased in 1Q 2018 compared to 1Q 2017 due to competitive pricing.

Freddie Mac Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Risk Transfer (CRT) Activities

We transfer credit risk on a portion of our single-family credit guarantee portfolio to the private market, which reduces the risk of future losses to us and taxpayers when borrowers go into default. In our STACR debt note and ACIS transactions, we pay interest to investors or premiums to insurers in exchange for their taking on a portion of the credit risk on the mortgage loans in the related reference pool. These payments effectively reduce our guarantee fee income from the PCs backed by the mortgage loans in the related reference pools. See MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Credit Risk Transfer Transactions in our 2017 Annual Report for more information on our CRT transactions.
The following charts present the issuance amounts for the STACR debt note and ACIS transactions that occurred during 1Q 2018 and the cumulative issuance amounts for all STACR debt note, ACIS and Deep MI CRT transactions as of March 31, 2018 by loss position and the party holding each loss position.
New STACR Debt Note and ACIS Transactions during 1Q 2018(1)

(In billions)
Senior	Freddie Mac $73.3			Reference Pool(3) $76.3

Mezzanine	Freddie Mac $0.2	ACIS(3) $0.4	STACR Debt Notes $1.6

First Loss	Freddie Mac $0.4	ACIS(3) $0.1	STACR Debt Notes $0.3

Cumulative STACR Debt Note, ACIS and Deep MI CRT Transactions as of March 31, 2018(1)(2)

(In billions)
Senior	Freddie Mac $900.1				Reference Pool $942.4

Mezzanine	Freddie Mac $2.3	ACIS $7.9	STACR Debt Notes $23.6	Deep MI CRT $0.2

First Loss	Freddie Mac $5.1	ACIS $1.0	STACR Debt Notes $2.2

(1)	The amounts represent the UPB upon issuance of STACR debt notes and execution of ACIS and Deep MI CRT transactions. There were no Deep MI CRT transactions in 1Q 2018.

(2)	For the current outstanding coverage provided by our STACR debt note and ACIS transactions, see Credit Enhancements.
(3) Excludes additional ACIS transactions of $1.0 billion related to reference pools in transactions executed in prior periods.
Commentary

■
During 1Q 2018, we transferred a portion of credit risk associated with $81.6 billion in UPB of loans in our single-family credit guarantee portfolio through STACR debt note, ACIS and senior subordinate securitization structure transactions.

■	As of March 31, 2018, we had transferred a significant portion of credit risk on 39% of our single-family credit guarantee portfolio.

Freddie Mac Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

●	Calculated as the current balance of single-family CRT reference pool UPB divided by the single-family credit guarantee portfolio UPB.

■	We expect to reduce by approximately 60% the modeled capital required for credit risk on the quarter's $66 billion of new originations.

●	Calculated as modeled credit capital expected to be released from the underlying single-family CRT reference pool divided by total modeled credit capital on quarterly new originations.

●
The modeled capital requirement is per FHFA's Conservatorship Capital Framework (CCF) and internal methods that use stress scenarios which are generally consistent with the 2017 Dodd-Frank Act Stress Test (DFAST) "severely adverse" scenario.

■
Our expected guarantee fee income on the PCs related to the STACR debt note and ACIS reference pools has been effectively reduced by approximately 29%, on average, for all transactions executed through March 31, 2018.

■
As of March 31, 2018, we had experienced minimal write-downs on our STACR debt notes and have filed minimal claims for reimbursement of losses under our ACIS transactions. We expect losses may increase on loans in the reference pools in our existing CRT transactions as a result of the hurricanes in 3Q 2017.

We continue to evaluate our credit risk transfer strategy and to make changes depending on market conditions and our business strategy. The aggregate cost of our credit risk transfer activity will continue to increase as we continue to transfer risk on new originations.

Freddie Mac Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Enhancements

The table below provides information on the total current and protected UPB and maximum coverage associated with credit enhanced loans in our single-family credit guarantee portfolio as of March 31, 2018 and December 31, 2017, respectively. The table includes all types of single-family credit enhancements. See Note 6 for additional information about our single-family credit enhancements.

	March 31, 2018		December 31, 2017
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Primary mortgage insurance	$338,457	$86,622	$334,189	$85,429
STACR debt note(3)	661,399	19,183	604,356	17,788
ACIS transactions(4)	650,420	7,148	617,730	6,736
Senior subordinate securitization structures	16,986	2,211	12,283	1,913
Other(5)	15,641	6,362	15,975	6,479
Less: UPB with more than one type of credit enhancement	(842,161)	—	(775,751)	—
Single-family credit guarantee portfolio with credit enhancement	840,742	121,526	808,782	118,345
Single-family credit guarantee portfolio without credit enhancement	995,217	—	1,020,098	—
Total	$1,835,959	$121,526	$1,828,880	$118,345

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

(3)	Maximum coverage amounts represent the outstanding balance of STACR debt notes held by third parties.

(4)	Maximum coverage amounts represent the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

(5)	Includes seller indemnification, Deep MI CRT, lender recourse and indemnification agreements, pool insurance, HFA indemnification and other credit enhancements.
Commentary

■ We had coverage remaining of $121.5 billion and $118.3 billion on our single-family credit guarantee portfolio as of March 31, 2018 and December 31, 2017, respectively. Credit risk transfer transactions provided 23.5% and 22.4% of the coverage remaining at those dates, respectively.

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

	March 31, 2018
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Credit score)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Modified
Core single-family loan portfolio:
< 620	0.2%	2.62%	—%	NM	—%	NM	0.2%	2.85%	3.3%
620 to 659	1.9	1.45	0.3	1.74%	—	NM	2.2	1.48	1.5
≥ 660	67.4	0.25	8.9	0.43	—	NM	76.3	0.27	0.2
Not available	0.1	1.87	—	NM	—	NM	0.1	3.49	3.6
Total	69.6%	0.29%	9.2%	0.50%	—%	NM	78.8%	0.32%	0.3%

Legacy and relief refinance single-family loan portfolio:
< 620	1.2%	5.12%	0.3%	9.63%	0.1%	15.55%	1.6%	6.10%	23.5%
620 to 659	1.9	3.83	0.4	7.71	0.2	12.99	2.5	4.59	20.3
≥ 660	14.6	1.38	1.8	4.15	0.6	6.62	17.0	1.69	7.3
Not available	0.1	5.40	—	NM	—	NM	0.1	5.80	18.2
Total	17.8%	1.97%	2.5%	5.34%	0.9%	8.95%	21.2%	2.41%	10.1%

(1)	NM - Not meaningful due to the percentage of the portfolio rounding to zero.

Freddie Mac Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $1.0 billion and $1.1 billion of security collateral underlying our other securitization products at March 31, 2018 and December 31, 2017, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between the prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, as part of our relief refinance initiative, or as part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to March 31, 2018, we have purchased approximately $36.1 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio, including $0.2 billion in 1Q 2018.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.

	March 31, 2018				December 31, 2017
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$26.3	65%	24.2%	5.40%	$27.1	67%	24.1%	5.62%
The UPB of Alt-A loans in our single-family credit guarantee portfolio declined during 1Q 2018 primarily due to borrowers refinancing into other mortgage products, foreclosure sales and other liquidation events. Significant portions of the Alt-A loans in our portfolio are concentrated in Arizona, California, Florida and Nevada.

Freddie Mac Form 10-Q	28

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Loan Performance

Serious Delinquency Rates

Delinquency Rates for Loans One Month and Two Months Past Due

Commentary

■
Serious delinquency rates on our single-family credit guarantee portfolio were higher as of March 31, 2018 compared to March 31, 2017 due to the impact of the hurricanes in 3Q 2017. As a result, we expect an increase in our loan workout activities as well as our expected credit losses. Outside of the areas affected by the hurricanes, our single-family serious delinquency rates declined due to our continued loss mitigation efforts and sales of certain seriously delinquent loans, as well as home price appreciation and a low unemployment rate. This improvement was also driven by the continued shift in the single-family credit guarantee portfolio mix, as the Legacy and relief refinance loan portfolio runs off and we add high credit quality loans to our Core single-family loan portfolio.

■
Delinquency rates increased for both loans one month past due and loans two months past due as of March 31, 2018 compared to March 31, 2017. These increases were due to the impact of the hurricanes in 3Q 2017.

Freddie Mac Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Performance

The table below contains certain credit performance metrics for our single-family credit guarantee portfolio.

(Dollars in millions)	1Q 2018	1Q 2017
Charge-offs, gross	$372	$740
Recoveries	(96)	(97)
Charge-offs, net	276	643
REO operations expense	34	56
Total credit losses	$310	$699

Total credit losses (in bps)	6.7	15.6
The table below summarizes the carrying value for individually impaired single-family loans on our condensed consolidated balance sheets for which we have recorded an allowance determined on an individual basis.

	March 31, 2018		March 31, 2017
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	364,704	$54,415	485,709	$78,869
New additions	23,699	3,800	10,838	1,486
Repayments and reclassifications to held-for-sale	(8,908)	(1,522)	(15,881)	(3,290)
Foreclosure sales and foreclosure alternatives	(2,083)	(282)	(2,774)	(373)
TDRs, at March 31	377,412	56,411	477,892	76,692
Loans impaired upon purchase	4,364	290	7,165	485
Total impaired loans with an allowance recorded	381,776	56,701	485,057	77,177
Allowance for loan losses		(6,968)		(11,268)
Net investment, at March 31		$49,733		$65,909
The tables below present information about the UPB of single-family TDRs and non-accrual loans on our condensed consolidated balance sheets.

(In millions)	March 31, 2018	December 31, 2017
TDRs on accrual status	$53,271	$51,644
Non-accrual loans	15,962	17,748
Total TDRs and non-accrual loans	$69,233	$69,392

Allowance for loan losses associated with:
TDRs on accrual status	$5,457	$5,257
Non-accrual loans	1,933	1,883
Total	$7,390	$7,140

(In millions)	1Q 2018	1Q 2017
Foregone interest income on TDRs and non-accrual loans(1)	$446	$554

(1)	Represents the amount of interest income that we would have recognized for loans outstanding at the end of each period had the loans performed according to their original contractual terms.

Freddie Mac Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Commentary

■	As of March 31, 2018, 50% of the allowance for loan losses for single-family mortgage loans related to interest rate concessions provided to borrowers as part of loan modifications.

■	Most of our modified single-family loans, including TDRs, were current and performing at March 31, 2018.

■
We expect our allowance for loan losses associated with existing single-family TDRs to decline over time as we continue to sell reperforming loans. In addition, the allowance for loan losses will decline as borrowers continue to make monthly payments under the modified terms and interest rate concessions are amortized into earnings.

■	See Note 4 for information on our single-family allowance for loan losses.

Freddie Mac Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

Loan Workout Activity(1)
(UPB in billions, number of loan workouts in thousands)

(1)	Foreclosure alternatives consist of short sales and deeds in lieu of foreclosure. Home retention actions consist of forbearance agreements, repayment plans and loan modifications.
Commentary

■
Our loan workout activity increased in 1Q 2018 compared to 1Q 2017, consistent with the increase in the number of delinquent loans in the single-family credit guarantee portfolio due to the impact of the hurricanes in 3Q 2017.

■	We continue our loss mitigation efforts through our relief refinance, modification and other initiatives.

Freddie Mac Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

REO Activity

The table below presents a summary of our single-family REO activity.

	1Q 2018		1Q 2017
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	8,299	$900	11,418	$1,215
Additions	2,620	246	3,545	346
Dispositions	(3,201)	(306)	(4,025)	(399)
Ending balance — REO	7,718	840	10,938	1,162
Beginning balance, valuation allowance		(14)		(17)
Change in valuation allowance		5		(2)
Ending balance, valuation allowance		(9)		(19)
Ending balance — REO, net		$831		$1,143
Commentary

■
Our REO ending inventory declined in 1Q 2018 primarily due to a decrease in REO acquisitions driven by fewer loans in foreclosure and a large proportion of property sales to third parties at foreclosure.

Freddie Mac Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Single-family Guarantee segment.

			Change
(Dollars in millions)	1Q 2018	1Q 2017	$	%
Guarantee fee income	$1,513	$1,418	$95	7%
Benefit (provision) for credit losses	28	39	(11)	(28)
Other non-interest income (loss)	94	319	(225)	(71)
Administrative expense	(336)	(333)	(3)	(1)
REO operations expense	(39)	(59)	20	34
Other non-interest expense	(379)	(318)	(61)	(19)
Segment Earnings before income tax expense	881	1,066	(185)	(17)
Income tax expense	(179)	(356)	177	50
Segment Earnings, net of taxes	702	710	(8)	(1)
Total other comprehensive income (loss), net of tax	(4)	(2)	(2)	(100)
Total comprehensive income	$698	$708	($10)	(1)%
Key Business Drivers:
■ 1Q 2018 vs. 1Q 2017
● Continued growth in our single-family credit guarantee portfolio and higher upfront fee amortization income resulted in increased guarantee fee income.
● Benefit for credit losses remained relatively unchanged.
● Decreased fair value losses on STACR debt notes as market spreads between STACR yields and LIBOR remained relatively unchanged in 1Q 2018, while spreads tightened in 1Q 2017.

Freddie Mac Form 10-Q	34

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Market Conditions

The graphs and related discussion below present certain multifamily market indicators that can significantly affect the business and financial results of our Multifamily segment.
Change in Effective Rents
Source: REIS, Inc.

Apartment Vacancy Rates

Source: REIS, Inc.
Commentary

■
Growth in effective rent (i.e., the average rent paid by the tenant over the term of the lease, adjusted for concessions by the landlord and costs borne by the tenant) for 1Q 2018 remained strong relative to the long-term average, primarily due to an increase in potential renters driven by healthy employment, higher single-family home prices and a growing demand for rental housing due to lifestyle changes and demographic trends.

■
While vacancy rates rose slightly during 1Q 2018 compared to 4Q 2017, these rates remain well below the long-term average. Net absorptions continued to lag new apartment completions in 1Q 2018 partially due to seasonality impacts during the winter months. Although we expect continued strong demand, it may take longer to absorb new units compared to prior quarters.

■	Our financial results for 1Q 2018 were not significantly affected by these relatively stable market conditions.

Freddie Mac Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Multifamily

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

■
K Certificate benchmark spreads generally tightened during 1Q 2018 and 1Q 2017. Overall, this tightening had a positive effect in 1Q 2018 and 1Q 2017 on the valuation of our securitization pipeline and K Certificate profitability. However, for certain of our K Certificate products that are issued with less frequency, spreads widened resulting in a negative effect on the valuation of loans designated as collateral for those products.

Freddie Mac Form 10-Q	36

Management's Discussion and Analysis	Our Business Segments | Multifamily

Business Results

The graphs, tables and related discussion below present the business results of our Multifamily segment.
New Business Activity

Multifamily New Business Activity
Commentary

■
The 2018 Conservatorship Scorecard production cap decreased to $35.0 billion from $36.5 billion in 2017. The production cap is subject to reassessment throughout the year by FHFA to determine whether an increase in the cap is appropriate based on a stronger than expected overall market. Reclassifications between new business activity subject to the production cap and new business activity not subject to the production cap may occur during 2018.

■
Outstanding purchase commitments were $17.5 billion and $14.0 billion as of March 31, 2018 and March 31, 2017, respectively. Both periods include purchase commitments for which we have elected the fair value option.

■
Our new business activity and outstanding purchase commitments were higher during 1Q 2018 compared to 1Q 2017 due to overall growth of the multifamily mortgage market resulting from continued strong demand for multifamily loan products and our strategic pricing efforts.

Freddie Mac Form 10-Q	37

Management's Discussion and Analysis	Our Business Segments | Multifamily

■	Approximately 48% of our multifamily new business activity during 1Q 2018 counted towards the 2018 Conservatorship Scorecard production cap, while the remaining 52% was considered uncapped.

■
Our uncapped new business volume increased slightly in 1Q 2018 compared to 1Q 2017 as we continued our efforts to support borrowers in certain property types and communities that meet the criteria for affordability and to support the overall growth of the multifamily market.

■
Approximately 90% and 88% of our 1Q 2018 and 1Q 2017 new business volume was intended for our securitization pipeline. Combined with market demand for our securities, our 1Q 2018 new business volume will be the primary driver of and collateral for credit risk transfer securitizations in 2Q 2018 and 3Q 2018.

Freddie Mac Form 10-Q	38

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio and Market Support

Total Multifamily Portfolio

Multifamily Mortgage Investments Portfolio

Multifamily Market Support

The following table summarizes our support of the multifamily market.

(UPB in millions)	March 31, 2018	December 31, 2017
Unsecuritized mortgage loans held-for-sale	$16,383	$20,537
Unsecuritized mortgage loans held-for-investment	16,213	17,702
Unsecuritized non-mortgage loans(1)	332	473
Mortgage-related securities(2)	7,449	7,451
Guarantee portfolio	213,141	203,074
Total multifamily portfolio	253,518	249,237
Add: Unguaranteed securities(3)	32,250	30,890
Less: Acquired mortgage-related securities(4)	(7,141)	(7,109)
Total multifamily market support	$278,627	$273,018

(1)	Reflects the UPB of financing provided to whole loan investment funds.

(2)	Includes mortgage-related securities from our credit risk transfer transactions. We have not invested in unguaranteed securities that are in a first loss position.

(3)	Reflects the UPB of unguaranteed securities issued as part of our securitization products and amounts related to whole loan investment funds not financed by Freddie Mac.

(4)
Reflects the UPB of mortgage-related securities that were both issued and acquired by us. This UPB must be removed to avoid double-counting the exposure, as it is already reflected within the guarantee portfolio and/or unguaranteed securities.

Freddie Mac Form 10-Q	39

Management's Discussion and Analysis	Our Business Segments | Multifamily

Commentary

■
Our total multifamily portfolio increased in 1Q 2018 primarily due to new loan purchases. The vast majority of the growth in our guarantee portfolio was associated with ongoing credit risk transfer securitizations, primarily K Certificates and SB Certificates.

■
At March 31, 2018, the UPB of our unsecuritized held-for-sale loans and mortgage-related securities, which are measured at fair value or lower-of-cost-or-fair-value, decreased from December 31, 2017. The decrease was primarily driven by ongoing credit risk transfer securitizations, partially offset by new held-for-sale loan purchases.

■	At March 31, 2018, approximately 69% of our held-for-sale loans and held-for sale loan commitments were fixed-rate, while the remaining 31% were floating rate.

■	We expect our guarantee portfolio to continue to grow as a result of ongoing credit risk transfer securitizations, which we expect to be driven by continued strong new business volume.

Freddie Mac Form 10-Q	40

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield and Weighted Average Portfolio Balance

Net Interest Yield Earned

Commentary

■
Net interest yield increased during 1Q 2018 compared to 1Q 2017 primarily due to higher prepayment income received from interest-only securities, coupled with an increase in our interest-only holdings which generally have higher yields relative to our non-interest-only securities.

■	The weighted average portfolio balance of interest-earning assets decreased due to the run-off of our legacy held-for-investment loans and non-agency CMBS.

Freddie Mac Form 10-Q	41

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Risk Transfer Activity

Credit Risk Transfer Activity and New Business Activity

Credit Risk Transfer Activity(1)
(1) The amounts disclosed in the bar graph above represent the UPB of credit risk transferred to third parties.
Commentary

■
The structures for credit risk transfer transactions, primarily the K Certificate and SB Certificate structures, vary by deal. Structural deal features such as term, type of underlying loan product, and subordination levels generally influence the deal's size and risk profile, which ultimately affect the guarantee fee rate set by Freddie Mac, as Guarantor, at the time of securitization.

■
We executed $16 billion in UPB of credit risk transfer transactions during 1Q 2018 and $265 billion in UPB since 2009. Through these transactions, we transferred a large majority of the expected and stress credit losses of the underlying assets, primarily by issuing unguaranteed subordinated

Freddie Mac Form 10-Q	42

Management's Discussion and Analysis	Our Business Segments | Multifamily

securities, as part of our K Certificate and SB Certificate transactions. Also, we began selling certain of our loans to investment funds in 3Q 2017, resulting in the transfer of the associated credit risk of those loans to third parties.

■
The UPB of our credit risk transfer transactions was higher during 1Q 2018 compared to 1Q 2017, primarily due to a larger average balance in our securitization pipeline, which was driven by strong new loan purchase volume during the latter part of 2017.

■	As of March 31, 2018, we had transferred a large majority of credit risk on 90% of the multifamily guarantee portfolio.

●	Calculated as the current balance of multifamily credit risk transfer transactions (primarily K Certificates and SB Certificates) divided by the multifamily guarantee portfolio UPB.

■	We expect to reduce by approximately 90% the modeled capital required for credit risk on the quarter's $13 billion of new originations.

●
Calculated as modeled credit capital expected to be released from credit risk transfer transactions (primarily through K Certificates and SB Certificates) divided by total modeled credit capital on quarterly new originations.

●	The modeled capital requirement is per FHFA's CCF and internal methods that use stress scenarios which are generally consistent with the 2017 DFAST "severely adverse" scenario.

■
In addition to transferring a large majority of expected and stress credit risk, nearly all of our credit risk transfer transactions also shifted non-credit risks associated with the underlying assets, such as interest-rate risk and liquidity risk, away from Freddie Mac to third-party investors.

■	Based on the strength of our new business volume for 4Q 2017 and 1Q 2018, we expect our credit risk transfer activity for 2Q 2018 to exceed our 2Q 2017 activity.

■
While our K Certificate and SB Certificate issuances continue to be our primary mechanism to transfer multifamily mortgage credit and non-credit risk, we expect to continue to develop new credit risk transfer initiatives throughout 2018.

Freddie Mac Form 10-Q	43

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Guarantee Activity

Guarantee Assets

Unearned Guarantee Fees

Commentary

■
We generally recognize a guarantee asset on our balance sheets each time we enter into a financial guarantee contract. This asset represents the present value of guarantee fees we expect to receive in cash in the future from those guarantee transactions. We recognize these fees in segment earnings over the expected remaining guarantee term. While we expect to collect these future fees based on historical performance, the actual amount collected will depend on the performance of the underlying collateral subject to our financial guarantee.

■
New guarantee assets recognized in 1Q 2018 exceeded those recognized in 1Q 2017, primarily due to an increase in the UPB of our credit risk transfer securitizations, coupled with higher average guarantee fee rates due to underlying loan products that, by their nature and design, have more risk.

■
The balance of unearned guarantee fees remained relatively flat during 1Q 2018, as the increase attributable to the growth of our credit risk transfer securitization volume was mostly offset by the seasoning and run-off of prior credit risk transfer securitizations.

Freddie Mac Form 10-Q	44

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Multifamily segment.

			Change
(Dollars in millions)	1Q 2018	1Q 2017	$	%
Net interest income	$271	$271	$—	—%
Guarantee fee income	195	151	44	29
Benefit (provision) for credit losses	16	6	10	167
Gains (losses) on loans and other non-interest income	(430)	236	(666)	(282)
Derivative gains (losses)	655	127	528	416
Administrative expense	(100)	(95)	(5)	(5)
Other non-interest expense	(14)	(21)	7	33
Segment Earnings before income tax expense	593	675	(82)	(12)
Income tax expense	(121)	(226)	105	46
Segment Earnings, net of taxes	472	449	23	5
Total other comprehensive income (loss), net of tax	(68)	(4)	(64)	(1,600)
Total comprehensive income (loss)	$404	$445	($41)	(9)%
Key Business Drivers:

■	1Q 2018 vs. 1Q 2017

●	Higher net interest yields, offset by a decline in our weighted average portfolio balance of interest-earning assets, resulted in net interest income being flat.

●	Continued growth in our multifamily guarantee portfolio and higher average guarantee fee rates on new guarantee business volume resulted in increased guarantee fee income.

●
Spread widening on certain of our K Certificate products that we issue with less frequency coupled with the effects of strategic pricing, partially offset by larger average balances of held-for-sale commitments and securitization pipeline loans, resulted in lower spread-related fair value gains.

●
Derivative gains (losses) are largely offset by interest rate-related fair value changes on the loans and investment securities being economically hedged, resulting in interest rate changes having a minimal net impact on total comprehensive income.

Freddie Mac Form 10-Q	45

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Capital Markets
Market Conditions

The following graphs and related discussion present the par swap rate curves as of the end of each comparative period. Changes in par swap rates can significantly affect the fair value of our debt, derivatives and mortgage and non-mortgage-related securities. However, the majority of these fair value changes are offset by our hedge accounting programs.
Par Swap Rate Curves
Source: BlackRock

Commentary

■
Long-term interest rates increased more during 1Q 2018 than 1Q 2017. In addition, during 1Q 2018, the 2-year interest rate increased more than the 10-year interest rate, resulting in the yield curve flattening. These yield curve changes resulted in larger fair value gains for our pay-fixed interest rate swaps, forward commitments to issue PCs, and futures, partially offset by larger fair value losses for our receive-fixed interest rate swaps and the vast majority of our investments in securities. The net amount of these changes in fair value was mostly offset by the change in fair value of the hedged items attributable to interest-rate risk in our hedge accounting programs.

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
Investments Portfolio

Mortgage Investments Portfolio
Commentary

■
We continue to reduce the size of our mortgage investments portfolio in order to comply with the mortgage-related investments portfolio year-end limits. The balance of our mortgage investments portfolio declined 2.9% from December 31, 2017 to March 31, 2018.

■	The balance of our other investments and cash portfolio declined by 21.8%, primarily due to reduced near term cash needs as of March 31, 2018 compared to December 31, 2017.

■
The percentage of less liquid assets relative to our total mortgage investments portfolio declined from 28.4% at December 31, 2017 to 27.8% at March 31, 2018, primarily due to repayments, sales and securitizations of our less liquid assets. We continued to actively reduce the size of our less liquid assets during 1Q 2018 by selling $1.7 billion of non-agency mortgage-related securities and $1.8 billion of reperforming loans. Our sales of reperforming loans involved securitization of the loans using senior subordinate structures.

■	The overall liquidity of our mortgage investments portfolio continued to improve as our less liquid assets decreased at a faster pace than the overall decline of our mortgage investments portfolio.

Freddie Mac Form 10-Q	47

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balances
(UPB in billions)
Commentary

■	Net Interest Yield

●
1Q 2018 vs. 1Q 2017 - Increased 8 basis points primarily due to changes in our investment and funding mix as we reduce our less liquid assets, coupled with an increase in the yield on our other investments and cash portfolio as short-term interest rates increased. These increased yields were partially offset by an increase in our funding costs.

●	Capital Markets segment net interest yield in the graph above is not impacted by our hedge accounting programs. See Note 13 in our 2017 Annual Report for more information.

Freddie Mac Form 10-Q	48

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Capital Markets segment.

			Change
(Dollars in millions)	1Q 2018	1Q 2017	$	%
Net interest income	$817	$929	($112)	(12)
Net impairment of available-for-sale securities recognized in earnings	111	73	38	52
Derivative gains (losses)	1,302	52	1,250	2,404
Gains (losses) on trading securities	(471)	(135)	(336)	(249)
Other non-interest income	525	744	(219)	(29)
Administrative expense	(84)	(83)	(1)	(1)
Segment Earnings before income tax expense	2,200	1,580	620	39
Income tax expense	(448)	(528)	80	15
Segment Earnings, net of taxes	1,752	1,052	700	67
Total other comprehensive income (loss), net of tax	(704)	29	(733)	(2,528)
Total comprehensive income (loss)	$1,048	$1,081	($33)	(3)%
The portion of total comprehensive income (loss) driven by interest rate-related and market spread-related fair value changes, after-tax, is presented in the table below. These amounts affect various line items in the table above, including net interest income, derivative gains (losses), gains (losses) on trading securities, other non-interest income, income tax expense and total other comprehensive income (loss), net of tax.

			Change
(Dollars in billions)	1Q 2018	1Q 2017	$	%
Interest rate-related	($0.1)	$—	($0.1)	N/A
Market spread-related	0.2	0.1	0.1	100%
Key Business Drivers:

■	1Q 2018 vs. 1Q 2017

●	The continued reduction in the balance of our mortgage-related investments portfolio resulted in a decrease in net interest income.
● Interest rate-related fair value changes resulted in a small net loss during 1Q 2018 as a result of our remaining post-hedge accounting interest rate-related exposure and the flattening of the yield curve. Long-term interest rates increased more during 1Q 2018 than 1Q 2017, resulting in higher fair value losses for the vast majority of our investments in securities (some of which are recorded in other comprehensive income) and our receive-fixed interest rate swaps, and higher fair value gains for our pay-fixed interest rate swaps, forward commitments to issue PCs, and futures. The net amount of these changes in fair value was mostly offset by the change in fair value of the hedged items attributable to interest-rate risk in our hedge accounting programs.

●
Spread related fair value changes were relatively flat, with gains on our derivatives primarily on commitments to sell agency securities due to spread widening, partially offset by less spread tightening on our agency securities.

●	The lower volume of PCs repurchased in 1Q 2018 resulted in lower gains.

Freddie Mac Form 10-Q	49

Management's Discussion and Analysis	Our Business Segments | Capital Markets

●	Sales of single-family reperforming loans that were sold into senior subordinate securitization structures in 1Q 2018 resulted in gains. In 1Q 2017, we did not execute any similar structures.

Freddie Mac Form 10-Q	50

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
Risk is an inherent part of our business activities. We are exposed to four major types of risk: credit risk, operational risk, market risk and liquidity risk.
For more discussion of these and other risks facing our business and our risk management framework, see MD&A - Risk Management and Risk Factors in our 2017 Annual Report and Liquidity and Capital Resources in this report and in our 2017 Annual Report. See below for updates since our 2017 Annual Report.

Freddie Mac Form 10-Q	51

Management's Discussion and Analysis	Risk Management | Market Risk

Market Risk
Our business segments have embedded exposure to market risk, including interest-rate and spread risks. Interest-rate risk is consolidated and primarily managed by the Capital Markets segment, while spread risk is owned and managed by each individual business segment. Market risk can adversely affect future cash flows, or economic value, as well as earnings and net worth.
Economic Market Risk

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
Our primary interest-rate risk measures are duration gap and PMVS. Duration gap measures the difference in price sensitivity to interest rate changes between our financial assets and liabilities and is expressed in months relative to the market value of assets. PMVS is our estimate of the change in the market value of our financial assets and liabilities from an instantaneous shock to interest rates, assuming spreads are held constant and no rebalancing actions are undertaken. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value to a 50 basis point parallel movement in interest rates (PMVS-L) and the other to a non-parallel movement resulting from a 25 basis point change in slope of the LIBOR yield curve (PMVS-YC). While we believe that duration gap and PMVS are useful risk management tools, they should be understood as estimates rather than as precise measurements.
The following tables provide our duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation. The tables below also provide PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.

	March 31, 2018			December 31, 2017
	PMVS-YC	PMVS-L		PMVS-YC	PMVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets	($495)	($5,380)	($10,562)	$463	$5,587	$11,446
Liabilities	(164)	2,218	4,345	185	(2,377)	(4,968)
Derivatives	673	3,177	6,254	(646)	(3,200)	(6,477)
Total	$14	$15	$37	$2	$10	$1

PMVS	$14	$15	$37	$2	$10	$1

(1)
The categorization of the PMVS impact between assets, liabilities and derivatives on this table is based upon the economic characteristics of those assets and liabilities, not their accounting classification. For example, purchase and sale commitments of mortgage-related securities and debt securities of consolidated trusts held by the mortgage-related investments portfolio are both categorized as assets on this table.

Freddie Mac Form 10-Q	52

Management's Discussion and Analysis	Risk Management | Market Risk

	1Q 2018			1Q 2017
(Duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	—	$9	$8	0.1	$7	$5
Minimum	(0.3)	—	—	(0.2)	—	—
Maximum	0.2	24	30	0.8	22	63
Standard deviation	0.1	5	8	0.2	5	15
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PMVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.

	PMVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
March 31, 2018	$3,269	$15	($3,254)
December 31, 2017	3,210	10	(3,200)
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
Interest-rate Volatility
While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, our GAAP financial results are still subject to significant earnings variability from period to period. Based upon the composition of our financial assets and liabilities, including derivatives, at March 31, 2018, we generally recognize fair value losses in GAAP earnings when interest rates decline.
In an effort to reduce our GAAP earnings variability and better align our GAAP results with the economics of our business, we elect hedge accounting for certain single-family mortgage loans and certain debt instruments. See Note 9 for additional information on hedge accounting.
The table below presents the effect of derivatives used in our interest-rate risk management activities on our comprehensive income (loss), net of tax, after considering any offsetting interest rate effects related to financial instruments measured at fair value and the effects of fair value hedge accounting.

(In billions)	1Q 2018	1Q 2017
Interest-rate effect on derivative fair values	$3.1	$0.5
Estimate of offsetting interest-rate effect related to financial instruments measured at fair value(1)	(1.9)	(0.5)
Gains (losses) on mortgage loans and debt in fair value hedge relationships	(1.4)	—
Income tax (expense) benefit	—	—
Estimated net interest rate effect on comprehensive income (loss)	($0.2)	$—

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
■ At March 31, 2018, the GAAP adverse scenario before fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points, while the GAAP adverse scenario after fair value hedge accounting was a non-parallel shift in which short and medium-term rates increase by 100 basis points.
■ At March 31, 2017, the GAAP adverse scenario both before and after fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points.
The results of this evaluation are shown in the table below.

	GAAP Adverse Scenario (Before-Tax)
(Dollars in billions)	Before Hedge Accounting	After Hedge Accounting	% Change
March 31, 2018	($3.3)	($0.6)	83%
March 31, 2017	(3.5)	(1.8)	50
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
The table below shows the estimated effect of spreads on our comprehensive income (loss), after tax, by segment.

(In billions)	1Q 2018	1Q 2017
Capital Markets	$0.2	$0.1
Multifamily	—	0.1
Single-family Guarantee(1)	—	(0.1)
Spread effect on comprehensive income (loss)	$0.2	$0.1

(1)	Represents spread exposure on certain STACR debt securities for which we have elected the fair value option.

Freddie Mac Form 10-Q	54

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity and Capital
Our business activities require that we maintain adequate liquidity to fund our operations. We also must maintain adequate capital resources to avoid being placed into receivership by FHFA. For further discussion of our liquidity framework and profile, see MD&A - Liquidity and Capital Resources in our 2017 Annual Report.
Primary Sources of Liquidity, Funding and Capital

The following table lists the sources of our liquidity, funding and capital, the balances as of 1Q 2018, and a brief description of their importance to Freddie Mac.

Source		Balance(1) (In billions)		Description
Liquidity
•	Other Investments and Cash Portfolio - Liquidity and Contingency Operating Portfolio	$48.8	•	The liquidity and contingency operating portfolio, included within our other investments and cash portfolio, is primarily used for short-term liquidity management.
•	Liquid Portion of the Mortgage-Related Investments Portfolio	$132.1	•
The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.

Funding
•	Other Debt	$280.9	•	Other debt is used to fund our other business activities.
•	Debt Securities of Consolidated Trusts	$1,727.0	•
Debt securities of consolidated trusts is used primarily to fund our Single-family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.

Capital
•	Net Worth	$2.2	•	GAAP net worth represents capital available before we need to draw from Treasury on the available funding under the Purchase Agreement.
•	Available Funding under Purchase Agreement	$140.2	•	FHFA may request that available funding under the Purchase Agreement be drawn on our behalf from Treasury.

(1)
Represents carrying value for the liquidity and contingency operating portfolio, included within our other investments and cash portfolio, and net worth. Represents UPB for the liquid portion of the mortgage-related investments portfolio and debt balances.

Freddie Mac Form 10-Q	55

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

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

	March 31, 2018				December 31, 2017
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other(1)	Total Other Investments and Cash Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other(1)	Total Other Investments and Cash Portfolio
Cash and cash equivalents(2)	$5.2	$1.1	$2.3	$8.6	$6.8	$0.5	$2.5	$9.8
Securities purchased under agreements to resell	27.0	14.3	0.5	41.8	38.9	16.8	0.2	55.9
Non-mortgage-related securities	16.6	—	2.0	18.6	22.2	—	0.6	22.8
Advances to lenders	—	—	0.9	0.9	—	—	0.8	0.8
Total	$48.8	$15.4	$5.7	$69.9	$67.9	$17.3	$4.1	$89.3

(1)
Consists of amounts related to collateral held by us from derivative and other counterparties, securities used to pledge as collateral to our derivative counterparties, advances to lenders and other secured lending transactions.

(2) The current and prior period presentation has been modified to include restricted cash and cash equivalents due to recently adopted accounting guidance.
Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York.
Mortgage-Related Investments Portfolio

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and liquid. Our primary source of liquidity among these mortgage assets is our holdings of single-class and multiclass agency securities, excluding certain structured agency securities collateralized by non-agency mortgage-related securities. Our ability to pledge certain of these assets as collateral or sell them enhances our liquidity profile, although the amount of cash we may be able to successfully raise in the event of a liquidity crisis or significant market disruption may be substantially less than the amount of mortgage-related assets we hold. See Conservatorship and Related Matters for additional details on the liquidity of our mortgage-related investments portfolio.
Other Debt Activities

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

Freddie Mac Form 10-Q	56

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

variety of reasons, including managing our funding composition and supporting the liquidity of our debt securities.

	1Q 2018
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills:
Beginning balance	$45,717	1.19%	$—	—%
Issuances	74,116	1.29	—	—
Repurchases	—	—	—	—
Maturities	(92,875)	1.21	—	—
Ending Balance	26,958	1.40	—	—
Securities sold under agreements to repurchase:
Beginning balance	9,681	1.06	—	—
Additions	41,794	1.32	—	—
Repayments	(41,730)	1.24	—	—
Ending Balance	9,745	1.38	—	—
Callable debt:
Beginning balance	—	—	113,822	1.58
Issuances	—	—	5,551	2.82
Repurchases	—	—	(554)	2.13
Calls	—	—	(892)	1.97
Maturities	—	—	(4,375)	1.05
Ending Balance	—	—	113,552	1.66
Non-callable debt:(2)
Beginning balance	17,792	1.03	129,094	2.52
Issuances	1,825	1.44	8,375	2.25
Repurchases	—	—	—	—
Maturities	(2,005)	0.77	(24,405)	0.83
Ending Balance	17,612	1.12	113,064	2.90
Total other debt	$54,315	1.31%	$226,616	2.28%

Freddie Mac Form 10-Q	57

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

	1Q 2017
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills:
Beginning balance	$61,042	0.47%	$—	—%
Issuances	100,504	0.59	—	—
Repurchases	(57)	0.91	—	—
Maturities	(100,416)	0.47	—	—
Ending Balance	61,073	0.66	—	—
Securities sold under agreements to repurchase:
Beginning balance	3,040	0.42	—	—
Additions	36,976	0.26	—	—
Repayments	(33,469)	0.23	—	—
Ending Balance	6,547	0.41	—	—
Callable debt:
Beginning balance	—	—	98,420	1.44
Issuances	—	—	18,008	1.91
Repurchases	—	—	—	—
Calls	—	—	(1,460)	2.02
Maturities	—	—	(2,178)	0.76
Ending Balance	—	—	112,790	1.52
Non-callable debt:(2)
Beginning balance	7,435	0.41	186,806	2.10
Issuances	4,572	0.69	5,134	2.23
Repurchases	—	—	—	—
Maturities	—	—	(26,346)	1.30
Ending Balance	12,007	0.51	165,594	2.25
Total other debt	$79,627	0.62%	$278,384	1.95%

(1)	Average rate is weighted based on par value.

(2)
Includes STACR and SCR debt notes and certain multifamily other debt. STACR and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.

Our outstanding other debt balance continues to decline as we reduce our indebtedness along with the decline in our mortgage-related investments portfolio. As a result, our total issuances, excluding securities sold under agreements to repurchase, decreased in 1Q 2018. However, we increased our volume of securities sold under agreements to repurchase in 1Q 2018 as these borrowing transactions reduced the cost of our funding.

Freddie Mac Form 10-Q	58

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.
Contractual Maturity Date as of March 31, 2018(1)

Earliest Redemption Date as of March 31, 2018(1)

(1)
STACR and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty and are therefore included as a separate category in the graphs.

Freddie Mac Form 10-Q	59

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

Debt Securities of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt securities of consolidated trusts, which relates to securitization transactions that we consolidated for accounting purposes. We issue this type of debt by securitizing mortgage loans primarily to fund the majority of our single- family guarantee activities. When we consolidate securitization trusts, we recognize the following on our condensed consolidated balance sheets:

■
The assets held by the securitization trusts, the majority of which are mortgage loans. We recognized $1,778.0 billion and $1,774.3 billion of mortgage loans, which represented 87.9% and 86.6% of our total assets, as of 1Q 2018 and 4Q 2017, respectively.

■
The debt securities issued by the securitization trusts, the majority of which are PCs. PCs are pass-through securities, where the cash flows of the mortgage loans held by the securitization trust are passed through to the holders of the PCs. We recognized $1,727.0 billion and $1,721.0 billion of debt securities of consolidated trusts, which represented 86.1% and 84.6% of our total debt, as of 1Q 2018 and 4Q 2017, respectively.

Debt securities of consolidated trusts are principally repaid from the cash flows of the mortgage loans held by the securitization trusts that issued the debt securities. In circumstances when the cash flows of the mortgage loans are not sufficient to repay the debt, we make up the shortfall because we have guaranteed the payment of principal and interest on the debt. In certain circumstances, we have the right and/or obligation to purchase the loan from the trust prior to its contractual maturity.
The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.

(In millions)	1Q 2018	1Q 2017
Beginning balance	$1,672,605	$1,602,162
Issuances:
New issuances to third parties	37,316	71,002
Additional issuances of securities	40,200	30,804
Total issuances	77,516	101,806
Extinguishments:
Purchases of debt securities from third parties	(8,828)	(12,515)
Debt securities received in settlement of advances to lenders	(4,725)	(8,231)
Repayments of debt securities	(56,600)	(65,061)
Total extinguishments	(70,153)	(85,807)
Ending balance	1,679,968	1,618,161
Unamortized premiums and discounts	47,001	45,650
Debt securities of consolidated trusts held by third parties	$1,726,969	$1,663,811

Freddie Mac Form 10-Q	60

Management's Discussion and Analysis	Liquidity and Capital Resources | Capital

Capital
Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Under the Purchase Agreement, Treasury made a commitment to provide us with equity funding, under certain conditions, to eliminate deficits in our net worth. As of March 31, 2018, our net worth was $2.2 billion and the amount of available funding remaining under the Purchase Agreement was $140.2 billion. See Note 2 for details of the support we receive from Treasury.
The table below presents activity related to our net worth during 1Q 2018 and 1Q 2017.

(In millions)	1Q 2018	1Q 2017
Beginning balance	($312)	$5,075
Comprehensive income (loss)	2,150	2,234
Capital draw from Treasury	312	—
Senior preferred stock dividends declared	—	(4,475)
Total equity / net worth	$2,150	$2,834
Aggregate draws under Purchase Agreement	$71,648	$71,336
Aggregate cash dividends paid to Treasury	112,393	105,923

Freddie Mac Form 10-Q	61

Management's Discussion and Analysis	Liquidity and Capital Resources | Cash Flows

Cash Flows
We evaluate our cash flow performance by comparing the net cash flows from operating and investing activities to the net cash flows required to finance those activities. The following graphs present the results of these activities for 1Q 2017 and 1Q 2018.

Operating Cash Flows Investing Cash Flows Financing Cash Flow
Commentary

■	Cash provided by operating activities increased $4.6 billion primarily due to:

●	An increase in net sales of held-for-sale loans, driven by an increase in the volume of our multifamily securitizations.

■	Cash provided by investing activities increased $24.3 billion primarily due to:

●
An increase in net proceeds received from sale of investment securities, driven by the continued reduction in the balance of our mortgage-related investments portfolio as required by the Purchase Agreement and FHFA; and

●	A decrease in securities purchased under agreements to resell due to lower near term cash needs for fewer upcoming maturities and anticipated calls of other debt.
This increase was partially offset by:

●	A decrease in net repayments of mortgage loans acquired as held-for-investment, driven by a decline in single-family loan liquidations.

■	Cash used in financing activities increased $20.5 billion primarily due to:

●	An increase in net repayments of other debt as debt maturities were not replaced with new issuances of debt due to lower near term cash needs.
This increase was partially offset by:

●	A decrease in net repayments and redemptions of debt securities of consolidated trusts held by third parties primarily due to lower prepayments driven by higher interest rates.

Freddie Mac Form 10-Q	62

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
Reducing Our Mortgage-Related Investments Portfolio Over Time
The table below presents the UPB of our mortgage-related investments portfolio for purposes of the limit imposed by the Purchase Agreement and FHFA regulation. The cap for this portfolio will decrease to $250 billion at December 31, 2018.

	March 31, 2018				December 31, 2017
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Capital Markets segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$11,392	$—	$11,392	$—	$9,999	$—	$9,999
Reperforming loans	—	—	45,832	45,832	—	—	46,666	46,666
Total single-family unsecuritized loans	—	11,392	45,832	57,224	—	9,999	46,666	56,665
Freddie Mac mortgage-related securities	120,092	—	3,639	123,731	123,905	—	3,817	127,722
Non-agency mortgage-related securities	734	—	3,349	4,083	749	—	5,152	5,901
Other Non-Freddie Mac agency mortgage-related securities	4,906	—	—	4,906	5,211	—	—	5,211
Total Capital Markets segment - Mortgage investments portfolio	125,732	11,392	52,820	189,944	129,865	9,999	55,635	195,499
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	10,993	10,993	—	—	12,267	12,267
Multifamily segment:
Unsecuritized loans	—	14,768	17,828	32,596	—	19,653	18,585	38,238
Mortgage-related securities	6,326	—	1,123	7,449	6,181	—	1,270	7,451
Total Multifamily segment	6,326	14,768	18,951	40,045	6,181	19,653	19,855	45,689
Total mortgage-related investments portfolio	$132,058	$26,160	$82,764	$240,982	$136,046	$29,652	$87,757	$253,455
Percentage of total mortgage-related investments portfolio	55%	11%	34%	100%	54%	12%	34%	100%
Mortgage-related investments portfolio cap at December 31, 2018 and December 31, 2017				$250,000				$288,408
90% of mortgage-related investments portfolio cap at December 31, 2018 and December 31, 2017(1)				$225,000				$259,567

(1)	Represents the amount to which we manage under our Retained Portfolio Plan, subject to certain exceptions.
The decline in our mortgage-related investments portfolio during 1Q 2018 was primarily due to repayments and the active disposition of less liquid assets.

Freddie Mac Form 10-Q	63

Management's Discussion and Analysis	Conservatorship and Related Matters

While we continued to purchase new single-family seriously delinquent loans and multifamily unsecuritized loans, which are classified as held-for-investment, our active disposition of less liquid assets included the following:

■	Sales of $3.5 billion of less liquid assets, including $1.7 billion in UPB of non-agency mortgage-related securities and $1.8 billion in UPB of single-family reperforming loans;

■	Securitizations of $0.2 billion in UPB of less liquid multifamily loans; and

■	Transfers of $0.3 billion in UPB of less liquid multifamily loans to the securitization pipeline.

Freddie Mac Form 10-Q	64

Management's Discussion and Analysis	Regulation and Supervision

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
Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases and pay this amount to certain housing funds. During 1Q 2018, we completed $79 billion of new business purchases subject to this requirement and accrued $33 million of related expense. We expect to pay this amount (and any additional amounts accrued based on our new business purchases during the remainder of 2018) in February 2019. We are prohibited from passing through these costs to the originators of the loans that we purchase.
Legislative and Regulatory Developments
Affordable Housing Goals

On February 6, 2018, FHFA published a final rule that establishes new annual single-family and multifamily housing goals for Freddie Mac and Fannie Mae for 2018 through 2020.  The new goals set forth below replace the previous goals, which were in effect through 2017:

2018 - 2020
Single-family purchase money goals (Benchmark levels):
Low-income	24%
Very low-income	6%
Low-income areas	TBD
Low-income areas subgoal	14%
Single-family refinance low-income goal (Benchmark level)	21%
Multifamily low-income goal (In units)	315,000
Multifamily very low-income subgoal (In units)	60,000
Multifamily small property low-income subgoal (In units)	10,000
In March 2018, we filed our Annual Housing Activities Report with FHFA. For 2017, we have determined that we achieved all three multifamily affordable housing goal benchmarks, as well as the single-family low-income areas purchase goal, low-income areas subgoal and low-income refinance goal benchmarks. We believe that we will also meet the single-family low-income and very low-income purchase goals based on meeting or exceeding the actual share of the market that meets the criteria for those goals once such market information is published in late 2018.
FHFA will ultimately make the determination as to whether we achieved compliance with the housing goals for 2017.

Freddie Mac Form 10-Q	65

Management's Discussion and Analysis	Regulation and Supervision

Single (Common) Security Update

In March 2018, FHFA announced that on June 3, 2019, Freddie Mac and Fannie Mae will start issuing a new, common security, the Uniform Mortgage-Backed Security (UMBS), using the Common Securitization Platform created by their joint venture, CSS.

Freddie Mac Form 10-Q	66

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

OFF-BALANCE SHEET ARRANGEMENTS
We enter into certain off-balance sheet arrangements related to our securitization activities involving guaranteed loans and mortgage-related securities, though most of our securitization activities are on-balance sheet. For a description of our off-balance sheet arrangements, see MD&A - Off-Balance Sheet Arrangements in our 2017 Annual Report. See Note 3 and Note 5 for more information on our off-balance sheet securitization and guarantee activities.
Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $225.8 billion and $215.7 billion at March 31, 2018 and December 31, 2017, respectively.

Freddie Mac Form 10-Q	67

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-family Guarantee, Multifamily and Capital Markets segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our credit risk transfer transactions and our results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast" and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section of our 2017 Annual Report, and:

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

■	Changes in tax laws, including those made by the Tax Cuts and Jobs Act enacted in December 2017;

■	Changes in accounting policies, practices or guidance (e.g., FASB's accounting standards update related to the measurement of credit losses of financial instruments);

■	Changes in economic and market conditions, including changes in employment rates, interest rates, spreads and home prices;

■	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase and fixed-rate vs. ARM);

■	The success of our efforts to mitigate our losses on our Legacy and relief refinance single-family loan portfolio;

■	The success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS, K Certificate, SB Certificate and other credit risk transfer transactions;

■	Our ability to maintain adequate liquidity to fund our operations;

■	Our ability to maintain the security and resiliency of our operational systems and infrastructure (e.g.,

Freddie Mac Form 10-Q	68

Management's Discussion and Analysis	Forward-Looking Statements

against cyberattacks);

■	Our ability to effectively execute our business strategies, implement new initiatives and improve efficiency;

■	The adequacy of our risk management framework;

■	Our ability to manage mortgage credit risk, including the effect of changes in underwriting and servicing practices;

■
Our ability to limit or manage our economic exposure and GAAP earnings exposure to interest-rate volatility and spread volatility, including the availability of derivative financial instruments needed for interest-rate risk management purposes;

■	Our operational ability to issue new securities, make timely and correct payments on securities and provide initial and ongoing disclosures;

■	Changes or errors in the methodologies, models, assumptions and estimates we use to prepare our financial statements, make business decisions and manage risks;

■	Changes in investor demand for our debt or mortgage-related securities;

■	Changes in the practices of loan originators, servicers, investors and other participants in the secondary mortgage market;

■	The occurrence of a major natural or other disaster in areas in which our offices or significant portions of our total mortgage portfolio are located; and

■	Other factors and assumptions described in this Form 10-Q and our 2017 Annual Report, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-Q, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac Form 10-Q	69

Financial Statements

Financial Statements

Freddie Mac Form 10-Q	70

Financial Statements	Condensed Consolidated Statements of Comprehensive Income

FREDDIE MAC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	1Q 2018	1Q 2017
Interest income
Mortgage loans	$15,951	$15,965
Investments in securities	810	914
Other	214	101
Total interest income	16,975	16,980
Interest expense	(13,957)	(13,185)
Net interest income	3,018	3,795
Benefit (provision) for credit losses	(63)	116
Net interest income after benefit (provision) for credit losses	2,955	3,911
Non-interest income (loss)
Gains (losses) on extinguishment of debt	110	218
Derivative gains (losses)	1,830	(302)
Net impairment of available-for-sale securities recognized in earnings	—	(13)
Other gains (losses) on investment securities recognized in earnings	(232)	56
Other income (loss)	121	415
Non-interest income (loss)	1,829	374
Non-interest expense
Salaries and employee benefits	(286)	(275)
Professional services	(102)	(112)
Other administrative expense	(132)	(124)
Total administrative expense	(520)	(511)
Real estate owned operations expense	(34)	(56)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(359)	(321)
Other expense	(197)	(76)
Non-interest expense	(1,110)	(964)
Income (loss) before income tax (expense) benefit	3,674	3,321
Income tax (expense) benefit	(748)	(1,110)
Net income (loss)	2,926	2,211
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(800)	(2)
Changes in unrealized gains (losses) related to cash flow hedge relationships	30	28
Changes in defined benefit plans	(6)	(3)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(776)	23
Comprehensive income (loss)	$2,150	$2,234
Net income (loss)	$2,926	$2,211
Undistributed net worth sweep and senior preferred stock dividends	—	(2,234)
Net income (loss) attributable to common stockholders	$2,926	($23)
Net income (loss) per common share — basic and diluted	$0.90	($0.01)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	71

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except share-related amounts)	2018	2017
Assets
Cash and cash equivalents (Notes 1, 3 and 14) (includes $3,398 and $2,963 of restricted cash and cash equivalents)	$8,617	$9,811
Securities purchased under agreements to resell (Notes 3, 10)	41,828	55,903
Investments in securities, at fair value (Note 7)	75,501	84,318
Mortgage loans held-for-sale (Notes 3, 4) (includes $15,832 and $20,054 at fair value)	27,615	34,763
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $8,848 and $8,966)	1,840,736	1,836,454
Accrued interest receivable (Note 3)	6,381	6,355
Derivative assets, net (Notes 9, 10)	454	375
Deferred tax assets, net (Note 12)	8,313	8,107
Other assets (Notes 3, 18) (includes $3,502 and $3,353 at fair value)	13,038	13,690
Total assets	$2,022,483	$2,049,776
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,058	$6,221
Debt, net (Notes 3, 8) (includes $5,617 and $5,799 at fair value)	2,004,807	2,034,630
Derivative liabilities, net (Notes 9, 10)	345	269
Other liabilities (Notes 3, 18)	9,123	8,968
Total liabilities	2,020,333	2,050,088
Commitments and contingencies (Notes 5, 9 and 16)
Equity (Note 11)
Senior preferred stock (redemption value of $75,648 and $75,336)	72,648	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,054,986 shares and 650,054,731 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(80,424)	(83,261)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $363 and $593, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	5	662
Cash flow hedge relationships	(399)	(356)
Defined benefit plans	96	83
Total AOCI, net of taxes	(298)	389
Treasury stock, at cost, 75,808,900 shares and 75,809,155 shares	(3,885)	(3,885)
Total equity (See Note 11 for information on our dividend requirement to Treasury)	2,150	(312)
Total liabilities and equity	$2,022,483	$2,049,776
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	March 31,	December 31,
(In millions)	2018	2017
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-sale	$—	$—
Mortgage loans held-for-investment	1,778,010	1,774,286
All other assets	23,488	25,753
Total assets of consolidated VIEs	$1,801,498	$1,800,039
Liabilities: (Note 3)
Debt, net	$1,726,969	$1,720,996
All other liabilities	5,045	5,030
Total liabilities of consolidated VIEs	$1,732,014	$1,726,026
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	72

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	1Q 2018	1Q 2017
Net cash provided by (used in) operating activities	$4,643	($17)
Cash flows from investing activities
Purchases of trading securities	(29,949)	(55,647)
Proceeds from sales of trading securities	32,487	44,936
Proceeds from maturities and repayments of trading securities	1,471	2,383
Purchases of available-for-sale securities	(4,266)	(2,610)
Proceeds from sales of available-for-sale securities	6,351	5,327
Proceeds from maturities and repayments of available-for-sale securities	1,541	3,796
Purchases of held-for-investment mortgage loans	(30,737)	(26,993)
Proceeds from sales of mortgage loans held-for-investment	2,282	96
Repayments of mortgage loans held-for-investment	60,542	64,253
Advances to lenders	(4,944)	(8,251)
Net proceeds from dispositions of real estate owned and other recoveries	352	473
Net (increase) decrease in securities purchased under agreements to resell	14,075	291
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	2,958	(240)
Changes in other assets	(143)	(77)
Net cash provided by investing activities	52,020	27,737
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	42,558	43,036
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(65,614)	(77,193)
Proceeds from issuance of other debt	131,574	165,060
Repayments of other debt	(166,686)	(163,852)
Increase in liquidation preference of senior preferred stock	312	—
Payment of cash dividends on senior preferred stock	—	(4,475)
Changes in other liabilities	(1)	—
Net cash used in financing activities	(57,857)	(37,424)
Net (decrease) increase in cash and cash equivalents (includes restricted cash and cash equivalents)	(1,194)	(9,704)
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	9,811	22,220
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$8,617	$12,516

Supplemental cash flow information
Cash paid for:
Debt interest	$16,306	$15,647
Income taxes	—	—
Non-cash investing and financing activities (Note 4 and 7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Notes to Condensed Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, or 2017 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the "Glossary" of our 2017 Annual Report. Throughout this Form 10-Q, we refer to the three months ended March 31, 2018, the three months ended December 31, 2017, the three months ended September 30, 2017, the three months ended June 30, 2017 and the three months ended March 31, 2017 as "1Q 2018," "4Q 2017," "3Q 2017," "2Q 2017" and "1Q 2017," respectively.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2017 Annual Report.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated.
We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and as authorized by FHFA through our Board of Directors and management. Certain amounts in prior periods’ condensed consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, our unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our results.
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

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, gains and losses during the reporting period. Management has made significant estimates in preparing the financial statements for establishing the allowance for credit losses, valuing financial instruments and other assets and liabilities and assessing impairments on investments. Actual results could be different from these estimates.
Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Condensed Consolidated Financial Statements
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Topic 606: Deferral of the Effective Date
The amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 defers the effective date of ASU 2014-09 for all entities by one year.
		January 1, 2018	The adoption of the amendments did not have a material effect on our condensed consolidated financial statements or on our disclosures.
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)	The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.	January 1, 2018	The adoption of the amendments did not have a material effect on our condensed consolidated financial statements or on our disclosures.
ASU 2016-08, Topic 606: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)	The amendments in this Update do not change the core principle of the guidance in Topic 606. The amendments clarify the implementation guidance on principal versus agent considerations.	January 1, 2018	The adoption of the amendments did not have a material effect on our condensed consolidated financial statements or on our disclosures.
ASU 2016-10, Topic 606: Identifying Performance Obligations and Licensing
The amendments in this Update do not change the core principle of the guidance in Topic 606, but they clarify two issues: i) identifying performance obligations; and ii) licensing. These clarifications are intended to reduce diversity in practice and to reduce the cost and complexity of Topic 606 at transition and on an ongoing basis.
		January 1, 2018	The adoption of the amendments did not have a material effect on our condensed consolidated financial statements or on our disclosures.
ASU 2016-12, Topic 606: Narrow-Scope Improvements and Practical Expedients	The amendments in this Update do not change the core principle of the guidance in Topic 606, but affect aspects of the guidance and technical corrections.	January 1, 2018	The adoption of the amendments did not have a material effect on our condensed consolidated financial statements or on our disclosures.

Freddie Mac Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Condensed Consolidated Financial Statements
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
January 1, 2018
Upon adoption, the portion of the cash payment attributable to the accreted interest related to zero-coupon debt is presented in the operating activities section, a classification change from the financing activities section where this item was previously presented. As a result, we reclassified approximately $71 million of cash payments from financing activities to operating activities on our condensed consolidated statements of cash flows for 1Q 2017 upon adoption.

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
January 1, 2018
The adoption of the amendments did not have a material effect on our condensed consolidated financial statements; however, we modified the presentation of restricted cash and cash equivalent balances on our condensed consolidated balance sheets. The presentation of our condensed consolidated statements of cash flows has also been revised to reflect the change of total cash and cash equivalents and restricted cash and cash equivalents balances.

ASU 2016-20, Technical Corrections and Improvements to Topic 606
The amendments in this Update are of a similar nature to the items typically addressed in the Technical Corrections and Improvements project. However, the Board decided to issue a separate Update for technical corrections and improvements to Topic 606 and other Topics amended by Update 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09.
		January 1, 2018	The adoption of the amendments did not have a material effect on our condensed consolidated financial statements or on our disclosures.
ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.	January 1, 2018	Upon adoption, we reclassified approximately $89 million from accumulated other comprehensive income to retained earnings on our condensed consolidated financial statements.
ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	The amendments clarify certain aspects of the guidance issued in Update 2016-01 and address six specific issues.	January 1, 2018	The adoption of the amendments did not have a material effect on our condensed consolidated financial statements or on our disclosures.

Freddie Mac Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Condensed Consolidated Financial Statements
Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2016-02, Leases (Topic 842)	The amendment addresses the accounting for lease arrangements.	January 1, 2019	We do not expect that the adoption of this amendment will have a material effect on our consolidated financial statements.
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

NOTE 2
Conservatorship and Related Matters
Business Objectives

We operate under the conservatorship that commenced on September 6, 2008, conducting our business under the direction of FHFA, as our Conservator. The conservatorship and related matters significantly affect our management, business activities, financial condition and results of operations. Upon its appointment, FHFA, as Conservator, immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director thereof, with respect to the company and its assets. The Conservator also succeeded to the title to all books, records and assets of Freddie Mac held by any other legal custodian or third party. The Conservator provided for the Board of Directors to perform certain functions and to oversee management, and the board delegated to management authority to conduct business operations so that the company can continue to operate in the ordinary course. The directors serve on behalf of, and perform such functions as provided by, the Conservator.
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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

For purposes of the limit imposed by the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio cannot exceed $250 billion at December 31, 2018 and was $241.0 billion at March 31, 2018. Our Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the cap established by the Purchase Agreement (subject to certain exceptions). Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
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
At December 31, 2017, our liabilities exceeded our assets under GAAP; therefore, FHFA, as Conservator, submitted a draw request, on our behalf, to Treasury under the Purchase Agreement to

Freddie Mac Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

eliminate our net worth deficit. As a result, we received $312 million from Treasury under the Purchase Agreement during 1Q 2018. The amount of available funding remaining under the Purchase Agreement was reduced to $140.2 billion and will be reduced by any future draws.
See Note 8 and Note 11 for more information on the conservatorship and the Purchase Agreement.
Related Parties as a Result of Conservatorship

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. CSS was formed in 2013 as a limited liability company equally-owned by Freddie Mac and Fannie Mae. Therefore, CSS is also deemed a related party. During 1Q 2018, we contributed $41 million of capital to CSS, and we have contributed $370 million since the fourth quarter of 2014.

Freddie Mac Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Securitization Activities and Consolidation
Our primary business activities in our Single-family Guarantee and Multifamily segments involve the securitization of loans or other mortgage-related assets using trusts that are VIEs. These trusts issue beneficial interests in the loans or other mortgage-related assets that they own. We guarantee the principal and interest payments on some or all of the issued beneficial interests in substantially all of our securitization transactions. We consolidate VIEs when we have a controlling financial interest in the VIE and are therefore considered the primary beneficiary of the VIE. See Note 5 for additional information on our guarantee activities.
Consolidated VIEs

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

(In millions)	March 31, 2018	December 31, 2017
Consolidated Balance Sheet Line Item
Assets:
Restricted cash and cash equivalents	$1,165	$518
Securities purchased under agreements to resell	14,275	16,750
Mortgage loans held-for-investment	1,778,010	1,774,286
Accrued interest receivable	5,775	5,747
Other assets	2,273	2,738
Total assets of consolidated VIEs	$1,801,498	$1,800,039
Liabilities:
Accrued interest payable	$5,045	$5,028
Debt, net	1,726,969	1,720,996
Other liabilities	—	2
Total liabilities of consolidated VIEs	$1,732,014	$1,726,026

Freddie Mac Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Non-Consolidated VIEs

Our involvement with VIEs for which we are not the primary beneficiary takes one or both of two forms - purchasing an investment in these entities or providing a guarantee to these entities. The following table presents the carrying amounts and classification of the assets and liabilities recorded on our condensed consolidated balance sheets related to our variable interests in non-consolidated VIEs with which we were involved in the design and creation and have a significant continuing involvement, as well as our maximum exposure to loss. We do not believe the maximum exposure to loss disclosed in the table below is representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancement arrangements. See Note 6 for additional information on credit enhancement arrangements.

(In millions)	March 31, 2018	December 31, 2017
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investments in securities	$48,925	$51,494
Accrued interest receivable	235	233
Derivative assets, net	26	7
Other assets	2,706	2,591
Liabilities:
Derivative liabilities, net	29	—
Other liabilities	2,581	2,489
Maximum Exposure to Loss(2)(3)	211,465	200,196
Total Assets of Non-Consolidated VIEs(3)	245,591	232,762

(1)
Includes our variable interests in REMICs and Stripped Giant PCs, K Certificates, SB Certificates, senior subordinate securitization structures and other securitization products that we do not consolidate.

(2)
Our maximum exposure to loss includes the guaranteed UPB of assets held by the non-consolidated VIEs, the UPB of unguaranteed securities that we acquired from these securitization transactions and the UPB of guarantor advances made to the holders of the guaranteed securities.

(3)
Our maximum exposure to loss and total assets of non-consolidated VIEs exclude our investments in and obligations to REMICs and Stripped Giant PCs, because we already consolidate the underlying collateral of these trusts on our condensed consolidated balance sheets. In addition, our maximum exposure to loss excludes other guarantees measured at fair value related to certain of our REMICs where our exposure may be unlimited. We generally reduce our exposure to these guarantees with unlimited exposure through separate contracts with third parties.

We also obtain interests in various other VIEs created by third parties through the normal course of business. To the extent that we were not involved in the design and creation of these VIEs, they are excluded from the table above. Our interests in these VIEs are generally passive in nature and are not expected to result in us obtaining a controlling financial interest in these VIEs in the future.

Freddie Mac Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4
Mortgage Loans and Allowance for Credit Losses
The table below provides details of the loans on our condensed consolidated balance sheets.

	March 31, 2018			December 31, 2017
(In millions)	Held by Freddie Mac	Held by Consolidated Trusts	Total	Held by Freddie Mac	Held by Consolidated Trusts	Total
Held-for-sale:
Single-family	$13,756	$—	$13,756	$17,039	$—	$17,039
Multifamily	16,383	—	16,383	20,537	—	20,537
Total UPB	30,139	—	30,139	37,576	—	37,576
Cost basis and fair value adjustments, net	(2,524)	—	(2,524)	(2,813)	—	(2,813)
Total held-for-sale loans, net	27,615	—	27,615	34,763	—	34,763
Held-for-investment:
Single-family	54,460	1,749,047	1,803,507	51,893	1,742,736	1,794,629
Multifamily	16,213	3,874	20,087	17,702	3,747	21,449
Total UPB	70,673	1,752,921	1,823,594	69,595	1,746,483	1,816,078
Cost basis adjustments	(2,625)	28,615	25,990	(2,148)	31,490	29,342
Allowance for loan losses	(5,322)	(3,526)	(8,848)	(5,279)	(3,687)	(8,966)
Total held-for-investment loans, net	62,726	1,778,010	1,840,736	62,168	1,774,286	1,836,454
Total loans, net	$90,341	$1,778,010	$1,868,351	$96,931	$1,774,286	$1,871,217
During 1Q 2018 and 1Q 2017, we purchased $65.5 billion and $85.6 billion, respectively, in UPB of single-family loans and $1.0 billion and $1.3 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment. During 1Q 2018 and 1Q 2017, we purchased $11.8 billion and $11.2 billion, respectively, in UPB of multifamily loans that were initially classified as held-for-sale.
Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates and SB Certificates. During 1Q 2018 and 1Q 2017, we sold $16.2 billion and $9.9 billion, respectively, in UPB of held-for-sale multifamily loans. See Note 3 for more information on our K Certificates and SB Certificates.
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we completed sales of $1.8 billion in UPB of seasoned single-family loans during 1Q 2018. We did not have sales of seasoned single-family loans in 1Q 2017. Seasoned single-family mortgage loans include seriously delinquent and reperforming loans.
We reclassified $1.7 billion in UPB of seasoned single-family loans from held-for-investment to held-for-sale during both 1Q 2018 and 1Q 2017. In addition, we reclassified $0.3 billion in UPB of multifamily mortgage loans from held-for-investment to held-for-sale during 1Q 2018. We did not reclassify any multifamily mortgage loans in 1Q 2017. For additional information regarding the fair value of our loans classified as held-for-sale, see Note 15.

Freddie Mac Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Credit Quality

Single-Family
The current LTV ratio is one key factor we consider when estimating our allowance for credit losses for single-family loans. As current LTV ratios increase, the borrower’s equity in the home decreases, which may negatively affect the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding loan.
A second-lien loan also reduces the borrower’s equity in the home and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second loans. As of both March 31, 2018 and December 31, 2017, based on data collected by us at loan delivery, approximately 9% of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first loan. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 14.
The table below presents the recorded investment of single-family held-for-investment loans by current LTV ratios. Our current LTV ratios are estimates based on available data through the end of each respective period presented.

	March 31, 2018				December 31, 2017
	Current LTV Ratio			Total	Current LTV Ratio			Total
(In millions)	≤ 80	> 80 to 100	> 100(1)		≤ 80	> 80 to 100	> 100(1)
20 and 30-year or more, amortizing fixed-rate(2)	$1,270,145	$199,335	$11,097	$1,480,577	$1,240,224	$214,177	$13,303	$1,467,704
15-year amortizing fixed-rate(2)	267,453	6,105	296	273,854	270,266	7,351	381	277,998
Adjustable-rate	47,364	2,474	19	49,857	48,596	2,963	28	51,587
Alt-A, interest-only, and option ARM	20,489	3,576	1,162	25,227	21,013	4,256	1,429	26,698
Total single-family loans	$1,605,451	$211,490	$12,574	$1,829,515	$1,580,099	$228,747	$15,141	$1,823,987

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 8.50% and 8.43% as of March 31, 2018 and December 31, 2017, respectively.

(2)
As of March 31, 2018 and December 31, 2017, $20.5 billion and $22.2 billion, respectively, in UPB of modified loans were categorized as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust, such rates and the timing of the adjustment are determined at the time of modification rather than at a subsequent date.

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

Multifamily
The table below presents the recorded investment in our multifamily held-for-investment loans, by credit quality indicator based on available data through the end of each period presented. These indicators involve significant management judgment.

(In millions)	March 31, 2018	December 31, 2017
Credit risk profile by internally assigned grade:(1)
Pass	$19,503	$20,963
Special mention	330	301
Substandard	234	169
Doubtful	2	—
Total	$20,069	$21,433

(1)
A loan categorized as: "Pass" is current and adequately protected by the current financial strength and debt service capacity of the borrower; "Special mention" has administrative issues that may affect future repayment prospects but does not have current credit weaknesses; "Substandard" has a weakness that jeopardizes the timely full repayment; and "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Mortgage Loan Performance

The tables below present the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.

	March 31, 2018
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,451,682	$13,478	$4,075	$11,342	$1,480,577	$11,337
15-year amortizing fixed-rate	272,305	855	187	507	273,854	507
Adjustable-rate	49,347	262	65	183	49,857	183
Alt-A, interest-only, and option ARM	22,224	1,046	436	1,521	25,227	1,520
Total single-family	1,795,558	15,641	4,763	13,553	1,829,515	13,547
Total multifamily	20,033	18	—	18	20,069	65
Total single-family and multifamily	$1,815,591	$15,659	$4,763	$13,571	$1,849,584	$13,612

	December 31, 2017
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,431,342	$18,297	$5,660	$12,405	$1,467,704	$12,401
15-year amortizing fixed-rate	275,864	1,288	290	556	277,998	556
Adjustable-rate	50,915	383	84	205	51,587	205
Alt-A, interest-only, and option ARM	23,235	1,297	509	1,657	26,698	1,656
Total single-family	1,781,356	21,265	6,543	14,823	1,823,987	14,818
Total multifamily	21,414	—	—	19	21,433	64
Total single-family and multifamily	$1,802,770	$21,265	$6,543	$14,842	$1,845,420	$14,882

(1)	Includes $4.2 billion and $4.1 billion of loans that were in the process of foreclosure as of March 31, 2018 and December 31, 2017, respectively.

Freddie Mac Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.

(Dollars in millions)	March 31, 2018	December 31, 2017
Single-family:(1)
Non-credit-enhanced portfolio
Serious delinquency rate	1.07%	1.16%
Total number of seriously delinquent loans	73,914	81,668
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	1.28%	1.43%
Total number of seriously delinquent loans	20,939	23,275
Other credit protection:(3)
Serious delinquency rate	0.44%	0.53%
Total number of seriously delinquent loans	14,834	16,259
Total single-family:
Serious delinquency rate	0.97%	1.08%
Total number of seriously delinquent loans	105,211	116,662
Multifamily:(4)
Non-credit-enhanced portfolio:
Delinquency rate	0.05%	0.06%
UPB of delinquent loans	$19	$24
Credit-enhanced portfolio:
Delinquency rate	0.01%	0.01%
UPB of delinquent loans	$26	$16
Total multifamily:
Delinquency rate	0.02%	0.02%
UPB of delinquent loans	$45	$40

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
Allowance for Credit Losses

The allowance for credit losses represents estimates of probable incurred credit losses which we recognize by recording a charge to the provision for credit losses in our condensed consolidated statements of comprehensive income. The allowance for credit losses includes:
■ Our allowance for loan losses, which pertains to all single-family and multifamily loans classified as held-for-investment on our condensed consolidated balance sheets; and
■ Our reserve for guarantee losses, which pertains to single-family and multifamily loans underlying our K Certificates, SB Certificates, senior subordinate securitization structures, other securitization products and other mortgage-related guarantees.

Freddie Mac Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes changes in our allowance for credit losses.

	1Q 2018				1Q 2017
	Allowance for Loan Losses		Reserve for Guarantee Losses	Total	Allowance for Loan Losses		Reserve for Guarantee Losses	Total
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts			Held by Freddie Mac	Held By Consolidated Trusts
Single-family:
Beginning balance	$5,251	$3,680	$48	$8,979	$10,442	$2,969	$54	$13,465
Provision (benefit) for credit losses	98	(21)	2	79	(216)	106	—	(110)
Charge-offs	(355)	(15)	(2)	(372)	(697)	(43)	—	(740)
Recoveries	95	1	—	96	95	2	—	97
Transfers, net(1)	126	(126)	—	—	181	(181)	—	—
Other(2)	90	5	—	95	61	1	—	62
Single-family ending balance	5,305	3,524	48	8,877	9,866	2,854	54	12,774
Multifamily ending balance	17	2	7	26	18	1	10	29
Total ending balance	$5,322	$3,526	$55	$8,903	$9,884	$2,855	$64	$12,803

(1)	Relates to removal of delinquent single-family loans from consolidated trusts and resecuritization after such removal.

(2)	Primarily includes capitalization of past due interest on modified loans.
A significant number of unsecuritized single-family loans on our condensed consolidated balance sheets are individually evaluated for impairment while substantially all single-family loans held by our consolidated trusts are collectively evaluated for impairment. The allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 7.8% of the recorded investment in such loans at both March 31, 2018 and December 31, 2017, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both March 31, 2018 and December 31, 2017.
The table below presents our allowance for loan losses and our recorded investment in loans, held-for-investment, by impairment evaluation methodology.

	March 31, 2018			December 31, 2017
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,767,827	$19,948	$1,787,775	$1,764,750	$21,301	$1,786,051
Individually evaluated	61,688	121	61,809	59,237	132	59,369
Total recorded investment	1,829,515	20,069	1,849,584	1,823,987	21,433	1,845,420
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,861)	(11)	(1,872)	(2,301)	(28)	(2,329)
Individually evaluated	(6,968)	(8)	(6,976)	(6,630)	(7)	(6,637)
Total ending balance of the allowance	(8,829)	(19)	(8,848)	(8,931)	(35)	(8,966)
Net investment in loans	$1,820,686	$20,050	$1,840,736	$1,815,056	$21,398	$1,836,454

Freddie Mac Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Allowance for Loan Losses Determined on an Individual Basis

Impaired Loans
The tables below present the UPB, recorded investment, related allowance for loan losses, average recorded investment and interest income recognized for individually impaired loans.

	March 31, 2018			December 31, 2017
(In millions)	UPB	Recorded Investment	Associated Allowance	UPB	Recorded Investment	Associated Allowance
Single-family:
With no allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$4,324	$3,354	N/A	$3,768	$2,908	N/A
15-year amortizing fixed-rate	24	20	N/A	24	21	N/A
Adjustable-rate	261	259	N/A	259	256	N/A
Alt-A, interest-only, and option ARM	1,636	1,354	N/A	1,558	1,297	N/A
Total with no allowance recorded	6,245	4,987	N/A	5,609	4,482	N/A
With an allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	49,940	48,721	($5,832)	47,897	46,783	($5,505)
15-year amortizing fixed-rate	944	955	(45)	752	757	(24)
Adjustable-rate	245	241	(14)	232	228	(14)
Alt-A, interest-only, and option ARM	7,255	6,784	(1,077)	7,407	6,987	(1,087)
Total with an allowance recorded	58,384	56,701	(6,968)	56,288	54,755	(6,630)
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	54,264	52,075	(5,832)	51,665	49,691	(5,505)
15-year amortizing fixed-rate	968	975	(45)	776	778	(24)
Adjustable-rate	506	500	(14)	491	484	(14)
Alt-A, interest-only, and option ARM	8,891	8,138	(1,077)	8,965	8,284	(1,087)
Total single-family	64,629	61,688	(6,968)	61,897	59,237	(6,630)
Multifamily:
With no allowance recorded(1)	92	85	N/A	106	97	N/A
With an allowance recorded	36	36	(8)	35	35	(7)
Total multifamily	128	121	(8)	141	132	(7)
Total single-family and multifamily	$64,757	$61,809	($6,976)	$62,038	$59,369	($6,637)
Referenced footnotes are included after the next table.

Freddie Mac Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	1Q 2018			1Q 2017
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family:
With no allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$3,311	$94	$7	$4,031	$109	$4
15-year amortizing fixed-rate	20	1	—	26	1	—
Adjustable rate	263	3	—	311	3	—
Alt-A, interest-only, and option ARM	1,356	23	1	1,655	29	1
Total with no allowance recorded	4,950	121	8	6,023	142	5
With an allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	47,868	592	83	65,091	670	70
15-year amortizing fixed-rate	869	8	3	825	12	2
Adjustable rate	226	2	1	274	3	1
Alt-A, interest-only, and option ARM	6,834	80	9	11,416	107	11
Total with an allowance recorded	55,797	682	96	77,606	792	84
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	51,179	686	90	69,122	779	74
15-year amortizing fixed-rate	889	9	3	851	13	2
Adjustable rate	489	5	1	585	6	1
Alt-A, interest-only, and option ARM	8,190	103	10	13,071	136	12
Total single-family	60,747	803	104	83,629	934	89
Multifamily:
With no allowance recorded(1)	84	2	1	271	3	1
With an allowance recorded	36	—	—	41	1	—
Total multifamily	120	2	1	312	4	1
Total single-family and multifamily	$60,867	$805	$105	$83,941	$938	$90

(1)
Individually impaired loans with no allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

(2)	Consists primarily of loans classified as TDRs.

(3)	Consists of income recognized during the period related to loans on non-accrual status.

Freddie Mac Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Troubled Debt Restructurings
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs, based on the original product category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

	1Q 2018		1Q 2017
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	19,699	$3,305	8,964	$1,283
15-year amortizing fixed-rate	2,816	292	1,192	88
Adjustable-rate	319	57	250	35
Alt-A, interest-only, and option ARM	1,239	203	680	114
Total single-family	24,073	3,857	11,086	1,520
Multifamily(2)	—	$—	—	$—

(1)	The pre-TDR recorded investment for single-family loans initially classified as TDR during 1Q 2018 and 1Q 2017 was $3.9 billion and $1.5 billion, respectively.

(2)	The post-TDR recorded investment is not meaningful.
Of the single-family loans that were newly classified as TDRs during 1Q 2018 and 1Q 2017, respectively:
■ 19% and 43% involved interest rate reductions and, in certain cases, term extensions;
■ 29% and 14% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions;
■ The average term extension was 166 months and 172 months; and
■ The average interest rate reduction was 0.4% and 0.9%.
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification.

	1Q 2018		1Q 2017
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:
20 and 30-year or more, amortizing fixed-rate	2,956	$443	3,356	$553
15-year amortizing fixed-rate	170	15	168	13
Adjustable-rate	44	7	56	8
Alt-A, interest-only, and option ARM	275	54	305	64
Total single-family	3,445	519	3,885	638
Multifamily	—	$—	—	$—

Freddie Mac Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

In addition, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or loans in modification trial periods). During 1Q 2018 and 1Q 2017, 1,710 and 1,590, respectively, of such loans (with a post-TDR recorded investment of $0.2 billion for both periods) experienced a payment default within a year after the loss mitigation activity occurred.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During 1Q 2018 and 1Q 2017, 159 and 258, respectively, of such loans (with a post-TDR recorded investment of $18 million and $30 million, respectively) experienced a payment default within a year after the borrowers' Chapter 7 bankruptcy.
Non-Cash Investing and Financing Activities

During 1Q 2018 and 1Q 2017, we acquired $36.1 billion and $60.6 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $4.8 billion and $8.4 billion of loans from sellers during 1Q 2018 and 1Q 2017, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets. These loans were primarily included in the guarantor swap transactions.
In addition, we acquire REO properties through foreclosure sales or by deed in lieu of foreclosure. These acquisitions represent non-cash transfers. During 1Q 2018 and 1Q 2017, we had transfers of $0.2 billion and $0.3 billion, respectively, from loans to REO.

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
The table below shows our maximum exposure, recognized liability and maximum remaining term of our recognized guarantees to non-consolidated VIEs and other third parties. This table does not include our unrecognized guarantees, such as guarantees to consolidated VIEs or to resecuritization trusts that do not expose us to incremental credit risk. The maximum exposure disclosed in the table is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancement arrangements. See Note 6 for additional information on our credit enhancement arrangements.

	March 31, 2018			December 31, 2017
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-family:
Securitization activity guarantees	$12,208	$139	40	$10,817	$120	40
Other mortgage-related guarantees	6,125	180	30	6,264	190	31
Total single-family	$18,333	$319		$17,081	$310
Multifamily:
Securitization activity guarantees	$197,404	$2,375	40	$188,768	$2,305	40
Other mortgage-related guarantees	10,018	463	36	9,888	466	36
Total multifamily	$207,422	$2,838		$198,656	$2,771
Other guarantees measured at fair value	$12,837	$150	30	$9,661	$141	28

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

(2)
For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our condensed consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $55 million and $57 million as of March 31, 2018 and December 31, 2017, respectively, and is included within other liabilities on our condensed consolidated balance sheets. For other guarantees measured at fair value, this amount represents the fair value of the contract.

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

	March 31, 2018		December 31, 2017
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
Primary mortgage insurance	$338,457	$86,622	$334,189	$85,429

(1)	Underlying loans may be covered by more than one form of credit enhancement, including freestanding credit enhancements and debt with embedded credit enhancements.

(2)	Represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements.
Freestanding Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our single-family and multifamily freestanding credit enhancements.

	March 31, 2018		December 31, 2017
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
Subordination (non-consolidated VIEs)	$10,404	$1,904	$8,953	$1,734
ACIS(3)	650,420	7,148	617,730	6,736
Other(4)	15,641	6,362	15,975	6,479
Total single-family		15,414		14,949
Multifamily:
Subordination (non-consolidated VIEs)	197,268	32,039	187,299	30,689
Other(5)	1,756	724	1,833	726
Total multifamily		32,763		31,415
Total single-family and multifamily freestanding credit enhancements		$48,177		$46,364

(1)
Underlying loans may be covered by more than one form of credit enhancement, including attached credit enhancements and debt with embedded credit enhancements. For subordination, total current and protected UPB includes the UPB of the guaranteed securities and the UPB of guarantor advances made to the holders of the guaranteed securities.

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

(3)	As of March 31, 2018 and December 31, 2017, our counterparties posted collateral on our ACIS transactions of $1.2 billion and $1.1 billion, respectively.

(4)	Includes seller indemnification, Deep MI CRT, lender recourse and indemnification agreements, pool insurance, HFA indemnification and other credit enhancements.

(5)	Consists of multifamily HFA indemnification and loss reimbursement agreements with third parties obtained in certain of our Q Certificate transactions.
In addition to the credit enhancements disclosed above, the Multifamily segment has other credit enhancements. Recoveries from these other credit enhancements have been minimal as the historical losses on our mortgage loans and amounts paid under our guarantee contracts have not been significant. Therefore, these other credit enhancements have been excluded from the table.
Debt with Embedded Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to debt with embedded credit enhancements.

	March 31, 2018		December 31, 2017
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
STACR debt notes	$661,399	$19,183	$604,356	$17,788
Subordination (consolidated VIEs)	6,582	307	3,330	179
Total single-family		19,490		17,967
Multifamily:
SCR debt notes	2,704	135	2,732	137
Subordination (consolidated VIEs)	1,800	180	1,800	180
Total multifamily		315		317
Total single-family and multifamily debt with embedded credit enhancements		$19,805		$18,284

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

Freddie Mac Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Investments in Securities
The table below summarizes the fair values of our investments in debt securities by classification.

(In millions)	March 31, 2018	December 31, 2017
Trading securities	$36,206	$40,721
Available-for-sale securities	39,295	43,597
Total	$75,501	$84,318
As of March 31, 2018 and December 31, 2017, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
Trading Securities

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.

(In millions)	March 31, 2018	December 31, 2017
Mortgage-related securities:
Freddie Mac	$12,617	$12,235
Other agency	3,425	3,574
Non-agency RMBS	732	750
Non-agency CMBS	870	1,343
Total mortgage-related securities	17,644	17,902
Non-mortgage-related securities	18,562	22,819
Total fair value of trading securities	$36,206	$40,721
For trading securities held at March 31, 2018 and 2017, we recorded net unrealized gains (losses) of ($212) million and $43 million during 1Q 2018 and 1Q 2017, respectively.

Freddie Mac Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Available-for-Sale Securities

At March 31, 2018 and December 31, 2017, all available-for-sale securities were mortgage-related securities.
The tables below present the amortized cost, gross unrealized gains and losses and fair value by major security type for our securities classified as available-for-sale.

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Freddie Mac	$33,532	$288	$—	($757)	$33,063
Other agency	1,790	46	—	(6)	1,830
Non-agency RMBS	1,894	472	(2)	(1)	2,363
Non-agency CMBS	1,749	—	(10)	(27)	1,712
Obligations of states and political subdivisions	324	3	—	—	327
Total available-for-sale securities	$39,289	$809	($12)	($791)	$39,295

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Freddie Mac	$35,433	$499	$—	($462)	$35,470
Other agency	2,008	56	—	(11)	2,053
Non-agency RMBS	3,012	927	(5)	(1)	3,933
Non-agency CMBS	1,773	22	(9)	(2)	1,784
Obligations of states and political subdivisions	352	5	—	—	357
Total available-for-sale securities	$42,578	$1,509	($14)	($476)	$43,597

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.
The fair value of our available-for-sale securities held at March 31, 2018 scheduled to contractually mature after ten years was $36.2 billion, with an additional $2.5 billion scheduled to contractually mature after five years through ten years.

Freddie Mac Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Available-For-Sale Securities in a Gross Unrealized Loss Position

The tables below present available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.

	March 31, 2018
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$11,877	($219)	$9,455	($538)
Other agency	35	—	943	(6)
Non-agency RMBS	4	—	104	(3)
Non-agency CMBS	1,671	(27)	39	(10)
Obligations of states and political subdivisions	28	—	21	—
Total available-for-sale securities in a gross unrealized loss position	$13,615	($246)	$10,562	($557)

	December 31, 2017
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$10,337	($107)	$9,251	($355)
Other agency	40	—	1,079	(11)
Non-agency RMBS	5	—	105	(6)
Non-agency CMBS	1,026	(2)	52	(9)
Obligations of states and political subdivisions	12	—	21	—
Total available-for-sale securities in a gross unrealized loss position	$11,420	($109)	$10,508	($381)
At March 31, 2018, the gross unrealized losses relate to 354 separate securities.
Impairment Recognition on Investments in Securities

We recognized $0 million and $13 million in net impairment of available-for-sale securities in earnings during 1Q 2018 and 1Q 2017, respectively. For our available-for-sale securities in an unrealized loss position at March 31, 2018, we have asserted that we have no intent to sell and believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.
The ending balance of remaining credit losses on available-for-sale securities where a portion of other-than-temporary impairment was recognized in other comprehensive income was $1.0 billion and $1.1 billion as of March 31, 2018 and December 31, 2017, respectively.

Freddie Mac Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.

(In millions)	1Q 2018	1Q 2017
Gross realized gains	$446	$218
Gross realized losses	(51)	(28)
Net realized gains (losses)	$395	$190
Non-Cash Investing and Financing Activities

During 1Q 2018, we purchased $2.5 billion and sold $2.6 billion of non-mortgage-related securities that were traded, but not settled. We settled our purchase and sale obligations during 2Q 2018.

Freddie Mac Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8
Debt Securities and Subordinated Borrowings
The table below summarizes the interest expense per our condensed consolidated statements of comprehensive income and the balances of total debt, net per our condensed consolidated balance sheets.

	Balance, Net		Interest Expense
(In millions)	March 31, 2018	December 31, 2017	1Q 2018	1Q 2017
Debt securities of consolidated trusts held by third parties	$1,726,969	$1,720,996	$12,514	$11,721
Other debt:
Short-term debt	54,255	73,069	229	96
Long-term debt	223,583	240,565	1,214	1,368
Total other debt	277,838	313,634	1,443	1,464
Total debt, net	$2,004,807	$2,034,630	$13,957	$13,185
Our debt cap under the Purchase Agreement is $346.1 billion in 2018 and will decline to $300 billion on January 1, 2019. As of March 31, 2018, our aggregate indebtedness for purposes of the debt cap was $281.6 billion. Our aggregate indebtedness calculation primarily includes the par value of other short- and long-term debt.
Debt Securities of Consolidated Trusts Held by Third Parties

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.

	March 31, 2018				December 31, 2017
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2018 - 2055	$1,294,881	$1,333,449	3.68%	2018 - 2055	$1,278,911	$1,318,350	3.68%
20-year fixed-rate	2018 - 2038	72,248	74,308	3.42	2018 - 2038	73,866	76,022	3.43
15-year fixed-rate	2018 - 2033	255,968	261,219	2.86	2018 - 2033	260,633	266,241	2.86
Adjustable-rate	2018 - 2048	45,337	46,313	2.88	2018 - 2048	47,169	48,220	2.85
Interest-only	2026 - 2041	6,711	6,780	3.79	2026 - 2041	7,303	7,379	3.74
FHA/VA	2018 - 2046	815	834	4.83	2018 - 2046	847	866	4.85
Total single-family		1,675,960	1,722,903			1,668,729	1,717,078
Multifamily	2019-2047	4,008	4,066	3.80	2019-2047	3,876	3,918	3.99
Total debt securities of consolidated trusts held by third parties		$1,679,968	$1,726,969			$1,672,605	$1,720,996

(1)
Includes $638 million and $639 million at March 31, 2018 and December 31, 2017, respectively, of debt of consolidated trusts that represents the fair value of debt securities with the fair value option elected.

(2)	The effective interest rate for debt securities of consolidated trusts held by third parties was 2.94% and 2.84% as of March 31, 2018 and December 31, 2017, respectively.

Freddie Mac Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Other Debt

The table below summarizes the balances and effective interest rates for other debt.

	March 31, 2018			December 31, 2017
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Other short-term debt:
Discount notes and Reference Bills®	$26,958	$26,898	1.40%	$45,717	$45,596	1.19%
Medium-term notes	17,612	17,612	1.12	17,792	17,792	1.03
Securities sold under agreements to repurchase	9,745	9,745	1.38	9,681	9,681	1.06
Total other short-term debt	54,315	54,255	1.31	73,190	73,069	1.14
Other long-term debt:
Original maturities on or before December 31,
2018	42,157	42,172	1.38	70,557	70,587	1.16
2019	61,168	61,120	1.54	57,689	57,637	1.54
2020	38,232	38,205	1.68	38,117	38,087	1.68
2021	26,040	26,050	1.89	22,809	22,829	1.80
2022	18,715	18,684	2.38	18,538	18,506	2.38
Thereafter	20,986	18,394	4.81	17,281	14,660	5.29
STACR and SCR debt(3)	19,318	19,714	5.24	17,925	18,338	5.06
Hedging-related basis adjustments	N/A	(756)		N/A	(79)
Total other long-term debt(4)	226,616	223,583	2.24	242,916	240,565	2.04
Total other debt	$280,931	$277,838		$316,106	$313,634

(1)
Represents par value, net of associated discounts or premiums and issuance cost. Includes $5.0 billion and $5.2 billion at March 31, 2018 and December 31, 2017, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)	Based on carrying amount.

(3)
Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.

(4)	Carrying amount for other long-term debt includes callable debt of $113.5 billion and $113.8 billion at March 31, 2018 and December 31, 2017, respectively.

Freddie Mac Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Derivatives
Use of Derivatives

We use derivatives primarily to hedge interest-rate sensitivity mismatches between our financial assets and liabilities. We analyze the interest-rate sensitivity of financial assets and liabilities on a daily basis across a variety of interest-rate scenarios based on market prices, models and economics. When we use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty risk and our overall risk management strategy.
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
Hedge Accounting

Fair Value Hedges
We apply fair value hedge accounting to certain single-family mortgage loans and certain issuances of debt where we hedge the changes in fair value of these items attributable to the designated benchmark interest rate (i.e., LIBOR), using LIBOR-based interest-rate swaps.
Beginning on October 1, 2017, due to the adoption of amended hedge accounting guidance, if a hedge relationship qualifies for fair value hedge accounting, all changes in fair value of the derivative hedging

Freddie Mac Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

instrument, including interest accruals, are recognized in the same condensed consolidated statements of comprehensive income line item used to present the earnings effect of the hedged item. Therefore, changes in the fair value of the hedged item, mortgage loans and debt, attributable to the risk being hedged are recognized in interest income - mortgage loans and interest expense, respectively, along with the changes in the fair value of the respective derivative hedging instruments. Prior to October 1, 2017, if the hedge relationship qualified for hedge accounting, changes in fair value of the derivative hedging instrument and changes in the fair value of the hedged item attributable to the risk being hedged were recognized in other income (loss) and interest accruals on the derivative hedging instrument were included in derivative gains (losses).
Cash Flow Hedges

There are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. Amounts reclassified from AOCI are recorded in interest expense. During 1Q 2018 and 1Q 2017, we reclassified from AOCI into earnings, pre-tax losses of $38 million and $43 million, respectively, related to closed cash flow hedges. See Note 11 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.

Freddie Mac Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.

	March 31, 2018			December 31, 2017
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$186,581	$1,517	($361)	$213,717	$2,121	($1,224)
Pay-fixed	195,839	690	(496)	185,400	751	(5,008)
Basis (floating to floating)	5,763	—	—	5,244	—	(2)
Total interest-rate swaps	388,183	2,207	(857)	404,361	2,872	(6,234)
Option-based:
Call swaptions
Purchased	55,425	2,066	—	58,975	2,709	—
Written	4,400	—	(86)	4,650	—	(101)
Put swaptions
Purchased(1)	40,080	1,446	—	47,810	1,058	—
Written	3,750	—	(14)	3,000	—	(20)
Other option-based derivatives(2)	10,625	669	—	10,683	757	—
Total option-based	114,280	4,181	(100)	125,118	4,524	(121)
Futures	250,445	—	—	267,385	—	—
Commitments	77,875	105	(183)	54,207	44	(64)
Credit derivatives	4,651	26	(48)	3,569	7	(46)
Other	4,569	1	(48)	2,906	1	(19)
Total derivatives not designated as hedges	840,003	6,520	(1,236)	857,546	7,448	(6,484)
Designated as fair value hedges
Interest-rate swaps:
Receive-fixed	87,398	—	(1,318)	83,352	2	(714)
Pay-fixed	75,441	277	(2,588)	69,402	1,388	(291)
Total derivatives designated as fair value hedges	162,839	277	(3,906)	152,754	1,390	(1,005)
Derivative interest receivable (payable)		836	(941)		1,407	(1,596)
Netting adjustments(3)		(7,179)	5,738		(9,870)	8,816
Total derivative portfolio, net	$1,002,842	$454	($345)	$1,010,300	$375	($269)

(1)
Includes swaptions on credit indices with a notional or contractual amount of $4.4 billion and $13.4 billion at March 31, 2018 and December 31, 2017, respectively, and a fair value of $3.5 million and $5.0 million at March 31, 2018 and December 31, 2017, respectively.

(2)	Primarily consists of purchased interest-rate caps and floors and options on Treasury futures.

(3)	Represents counterparty netting and cash collateral netting.
See Note 10 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our condensed consolidated statements of comprehensive income as derivative gains (losses). In addition, for 1Q 2017, the table includes the accrual of periodic cash settlements on derivatives in qualifying hedge relationships.

(In millions)	1Q 2018	1Q 2017
Not designated as hedges
Interest-rate swaps:
Receive-fixed	($3,097)	($569)
Pay-fixed	4,641	1,242
Basis (floating to floating)	(30)	—
Total interest-rate swaps	1,514	673
Option based:
Call swaptions
Purchased	(694)	(331)
Written	27	3
Put swaptions
Purchased	327	(97)
Written	(27)	18
Other option-based derivatives(1)	(88)	(23)
Total option-based	(455)	(430)
Other:
Futures	387	(115)
Commitments	518	54
Credit derivatives	14	(16)
Other	(3)	(1)
Total other	916	(78)
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	222	445
Pay-fixed interest-rate swaps	(368)	(912)
Other	1	—
Total accrual of periodic cash settlements	(145)	(467)
Total	$1,830	($302)

(1)	Primarily consists of purchased interest-rate caps and floors and options on Treasury futures.

Freddie Mac Form 10-Q	103

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Fair Value Hedges

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of comprehensive income line, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.

	1Q 2018
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Other Income (Loss)
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$15,951	($13,957)	$121

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships:(1)
Hedged items	(1,973)	—	—
Derivatives designated as hedging instruments	1,687	—	—
Interest accruals on hedging instruments	(167)	—	—
Discontinued hedge related basis adjustment amortization	16	—	—
Interest contracts on debt:
Gain or (loss) on fair value hedging relationships:
Hedged items	—	678	—
Derivatives designated as hedging instruments	—	(591)	—
Interest accruals on hedging instruments	—	(14)	—
Discontinued hedge related basis adjustment amortization	—	—	—

	1Q 2017
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Other Income (Loss)
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$15,965	($13,185)	$415

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships:(1)
Hedged items	—	—	(26)
Derivatives designated as hedging instruments(2)	—	—	65
Discontinued hedge related basis adjustment amortization	—	—	—

(1)
In 1Q 2017, gains or losses on derivatives and hedged items were recorded in other income (loss). Beginning in 4Q 2017, gains and losses and interest accruals are recorded in interest income - mortgage loans in our condensed consolidated statements of comprehensive income due to adoption of amended hedge accounting guidance.

(2)
The gain or (loss) on fair value hedging relationships excludes ($83) million of interest accruals which were recorded in derivatives gains (losses) in our condensed consolidated statements of comprehensive income.

Freddie Mac Form 10-Q	104

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Cumulative Basis Adjustments Due to Fair Value Hedging

The table below presents the hedged item cumulative basis adjustments due to qualifying fair value hedging and the related hedged item carrying amounts by their respective balance sheet line item.

	March 31, 2018
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount
(In millions)		Total	Discontinued - Hedge Related
Mortgage loans held-for-investment	$130,875	($1,731)	($1,731)
Debt	(95,975)	756	(14)

	December 31, 2017
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount
(In millions)		Total	Discontinued - Hedge Related
Mortgage loans held-for-investment	$128,140	$198	$198
Debt	(92,277)	79	(14)

Freddie Mac Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

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
In the event that all of our counterparties for OTC derivatives were to have defaulted simultaneously on March 31, 2018, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $33 million.
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
Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total net exposure on our forward purchase and sale commitments, which are treated as derivatives, was $105 million and $44 million at March 31, 2018 and December 31, 2017, respectively.
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
Securities Purchased Under Agreements to Resell

As an investor, we enter into arrangements to purchase securities under agreements to subsequently resell the identical or substantially the same securities to our counterparty. Our counterparties to these transactions are required to pledge the purchased securities as collateral for their obligation to repurchase those securities at a later date. While such transactions involve the legal transfer of securities, they are accounted for as secured financings because the transferor does not relinquish effective control over the securities transferred. Although it is not our practice to repledge collateral that has been pledged to us, these agreements may allow us to repledge all or a portion of the collateral.
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
Offsetting of Financial Asset and Liabilities

At March 31, 2018 and December 31, 2017, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
The table below displays offsetting and collateral information related to derivatives, securities purchased under agreements to resell and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements. Securities sold under agreements to repurchase are included in debt, net on our condensed consolidated balance sheets. During 1Q 2018, certain rule amendments made by the LCH Group became effective. As a result, the legal characterization of variation margin payments for certain of our cleared swaps changed from posting of margin collateral to settlements. The table below reflects this change as of March 31, 2018.

Freddie Mac Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

	March 31, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,490	($5,366)	($1,975)	$149	($116)	$33
Cleared and exchange-traded derivatives	11	—	162	173	—	173
Other	132	—	—	132	—	132
Total derivatives	7,633	(5,366)	(1,813)	454	(116)	338
Securities purchased under agreements to resell(3)(4)	41,828	—	—	41,828	(41,828)	—
Total	$49,461	($5,366)	($1,813)	$42,282	($41,944)	$338
Liabilities:
Derivatives:
OTC derivatives	($5,797)	$5,366	$365	($66)	$—	($66)
Cleared and exchange-traded derivatives	(7)	—	7	—	—	—
Other	(279)	—	—	(279)	—	(279)
Total derivatives	(6,083)	5,366	372	(345)	—	(345)
Securities sold under agreements to repurchase(4)	(9,745)	—	—	(9,745)	9,745	—
Total	($15,828)	$5,366	$372	($10,090)	$9,745	($345)

	December 31, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,648	($5,499)	($1,903)	$246	($205)	$41
Cleared and exchange-traded derivatives	2,545	(2,266)	(202)	77	—	77
Other	52	—	—	52	—	52
Total derivatives	10,245	(7,765)	(2,105)	375	(205)	170
Securities purchased under agreements to resell(3)(4)	55,903	—	—	55,903	(55,903)	—
Total	$66,148	($7,765)	($2,105)	$56,278	($56,108)	$170
Liabilities:
Derivatives:
OTC derivatives	($6,285)	$5,499	$688	($98)	$—	($98)
Cleared and exchange-traded derivatives	(2,671)	2,266	363	(42)	—	(42)
Other	(129)	—	—	(129)	—	(129)
Total derivatives	(9,085)	7,765	1,051	(269)	—	(269)
Securities sold under agreements to repurchase(4)	(9,681)	—	—	(9,681)	9,681	—
Total	($18,766)	$7,765	$1,051	($9,950)	$9,681	($269)

Freddie Mac Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $3.1 billion as of both March 31, 2018 and December 31, 2017.

(3)
We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At March 31, 2018, and December 31, 2017, we had $27.0 billion and $34.8 billion, respectively, of securities pledged to us in these transactions. In addition, at March 31, 2018 and December 31, 2017, we had $0.5 billion and $3.4 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge.

(4)	Does not include the impacts of netting by central clearing organizations.
Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. At March 31, 2018, we had $2.2 billion pledged to us as collateral that was classified as restricted cash included in cash and cash equivalents on our condensed consolidated balance sheets.
Collateral Pledged by Freddie Mac
The tables below summarize the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.

	March 31, 2018
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$395	$—	$42	$437
Trading securities	2,766	8,954	165	11,885
Total securities pledged	$3,161	$8,954	$207	$12,322

	December 31, 2017
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$375	$—	$111	$486
Trading securities	2,766	9,705	362	12,833
Total securities pledged	$3,141	$9,705	$473	$13,319

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

	March 31, 2018
(In millions)	Overnight and continuous	30 days or less	After 30 days through 90 days	Greater than 90 days	Total
U.S. Treasury securities	$—	$8,954	$—	$—	$8,954

Freddie Mac Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Stockholders’ Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The tables below present changes in AOCI after the effects of our federal statutory tax rates of 21% and 35% for 1Q 2018 and 1Q 2017, respectively, related to available-for-sale securities, closed cash flow hedges and our defined benefit plans.

	1Q 2018
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$662	($356)	$83	$389
Other comprehensive income before reclassifications(1)	(488)	—	(2)	(490)
Amounts reclassified from accumulated other comprehensive income	(312)	30	(4)	(286)
Changes in AOCI by component	(800)	30	(6)	(776)
Cumulative effect of change in accounting principle(2)	143	(73)	19	89
Ending balance	$5	($399)	$96	($298)

	1Q 2017
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$915	($480)	$21	$456
Other comprehensive income before reclassifications(1)	112	—	(3)	109
Amounts reclassified from accumulated other comprehensive income	(114)	28	—	(86)
Changes in AOCI by component	(2)	28	(3)	23
Ending balance	$913	($452)	$18	$479

(1)	For 1Q 2018 and 1Q 2017, net of tax expense (benefit) of ($0.1) billion and $0.1 billion, respectively, for AOCI related to available-for-sale securities.

(2)	Includes the effect of adopting the accounting guidance on reclassification of stranded tax effects of the Tax Cuts and Jobs Act.
In 1Q 2018, we adopted the accounting guidance related to the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The reclassification includes stranded tax effects related to unrealized gains and losses on available-for-sale securities, deferred net losses on closed cash flow hedges and our defined benefit plans.

Freddie Mac Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our condensed consolidated statements of comprehensive income.

(In millions)	1Q 2018	1Q 2017
AOCI related to available-for-sale securities
Affected line items in the consolidated statements of comprehensive income:
Other gains (losses) on investment securities recognized in earnings	$395	$190
Net impairment of available-for-sale securities recognized in earnings	—	(13)
Total before tax	395	177
Income tax (expense) or benefit	(83)	(63)
Net of tax	312	114
AOCI related to cash flow hedge relationships
Affected line items in the consolidated statements of comprehensive income:
Interest expense	(38)	(43)
Income tax (expense) or benefit	8	15
Net of tax	(30)	(28)
AOCI related to defined benefit plans
Affected line items in the consolidated statements of comprehensive income:
Salaries and employee benefits	5	—
Income tax (expense) or benefit	(1)	—
Net of tax	4	—
Total reclassifications in the period	$286	$86
Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.4 billion and $0.5 billion at March 31, 2018 and March 31, 2017, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $97 million, net of taxes, of the $0.4 billion of cash flow hedge losses in AOCI at March 31, 2018 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 16 years.

Freddie Mac Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Senior Preferred Stock

As of March 31, 2018, our Net Worth Amount was $2.2 billion, less than the $3.0 billion Capital Reserve Amount; therefore, we will not have a dividend obligation to Treasury in June 2018. In addition, because our net worth was positive at March 31, 2018, no draw is being requested from Treasury under the Purchase Agreement. See Note 2 for additional information.
Because we had a net worth deficit at December 31, 2017, FHFA, as Conservator, submitted a draw request, on our behalf, to Treasury under the Purchase Agreement. We received this funding request during 1Q 2018. The aggregate liquidation preference of the senior preferred stock owned by Treasury was $75.6 billion and $75.3 billion as of March 31, 2018 and December 31, 2017, respectively.
Stock Issuances and Repurchases

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 1Q 2018, except for issuances of treasury stock relating to stock-based compensation granted prior to conservatorship.
Earnings Per Share

We have participating securities related to options and restricted stock units with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. These participating securities consist of:
■ Vested options to purchase common stock; and
■ Vested restricted stock units that earn dividend equivalents at the same rate when and as declared on common stock.
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

■ The weighted-average of restricted stock units.
During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect.
For purposes of the earnings-per-share calculation, all stock options outstanding at March 31, 2018 and March 31, 2017 were out of the money and excluded from the computation of dilutive potential common shares during both 1Q 2018 and 1Q 2017.
Dividends Declared

No common dividends were declared during 1Q 2018. During 1Q 2018, we also did not pay dividends on the senior preferred stock. In addition, we did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 1Q 2018.

Freddie Mac Form 10-Q	113

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Income Taxes
Income Tax Expense

For 1Q 2018 and 1Q 2017, we reported income tax expense of $0.7 billion and $1.1 billion, respectively, resulting in effective tax rates of 20.4% and 33.4%, respectively. Our effective tax rates differed from the statutory tax rates of 21% and 35% in these periods primarily due to our recognition of low income housing tax credits.
Deferred Tax Assets, Net

We had net deferred tax assets of $8.3 billion and $8.1 billion as of March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at March 31, 2018, we determined that it is more likely than not that our net deferred tax assets, except for a portion of the deferred tax asset related to our capital loss carryforward, will be realized. As of March 31, 2018, we have a $33 million valuation allowance recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits and IRS Examinations

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of March 31, 2018.

Freddie Mac Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

NOTE 13
Segment Reporting
We have three reportable segments, which are based on the type of business activities each performs - Single-family Guarantee, Multifamily and Capital Markets. The chart below provides a summary of our three reportable segments and the All Other category. For more information, see our 2017 Annual Report.

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

Segment Earnings

We present Segment Earnings by reclassifying certain credit guarantee-related activities and investment-related activities between various line items on our GAAP condensed consolidated statements of comprehensive income and allocating certain revenues and expenses, including funding costs and administrative expenses, to our three reportable segments.
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
The table below presents Segment Earnings by segment.

(In millions)	1Q 2018	1Q 2017
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$702	$710
Multifamily	472	449
Capital Markets	1,752	1,052
All Other	—	—
Total Segment Earnings, net of taxes	2,926	2,211
Net income	$2,926	$2,211
Comprehensive income (loss) of segments:
Single-family Guarantee	$698	$708
Multifamily	404	445
Capital Markets	1,048	1,081
All Other	—	—
Comprehensive income of segments	2,150	2,234
Comprehensive income	$2,150	$2,234

Freddie Mac Form 10-Q	117

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The tables below present detailed reconciliations between our GAAP financial statements and Segment Earnings for our reportable segments and All Other.

	1Q 2018
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$271	$817	$—	$1,088	$1,930	$3,018
Guarantee fee income(1)	1,513	195	—	—	1,708	(1,514)	194
Benefit (provision) for credit losses	28	16	—	—	44	(107)	(63)
Net impairment of available-for-sale securities recognized in earnings	—	—	111	—	111	(111)	—
Derivative gains (losses)	(6)	655	1,302	—	1,951	(121)	1,830
Gains (losses) on trading securities	—	(156)	(471)	—	(627)	—	(627)
Gains (losses) on loans	—	(451)	—	—	(451)	131	(320)
Other non-interest income (loss)	100	177	530	—	807	(55)	752
Administrative expenses	(336)	(100)	(84)	—	(520)	—	(520)
REO operations expense	(39)	—	1	—	(38)	4	(34)
Other non-interest expense	(379)	(14)	(6)	—	(399)	(157)	(556)
Income tax expense	(179)	(121)	(448)	—	(748)	—	(748)
Net income	702	472	1,752	—	2,926	—	2,926
Changes in unrealized gains (losses) related to available-for-sale securities	—	(67)	(733)	—	(800)	—	(800)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	30	—	30	—	30
Changes in defined benefit plans	(4)	(1)	(1)	—	(6)	—	(6)
Total other comprehensive income (loss), net of taxes	(4)	(68)	(704)	—	(776)	—	(776)
Comprehensive income	$698	$404	$1,048	$—	$2,150	$—	$2,150
Referenced footnote is included after the next table.

Freddie Mac Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	1Q 2017
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$271	$929	$—	$1,200	$2,595	$3,795
Guarantee fee income(1)	1,418	151	—	—	1,569	(1,420)	149
Benefit (provision) for credit losses	39	6	—	—	45	71	116
Net impairment of available-for-sale securities recognized in earnings	—	(4)	73	—	69	(82)	(13)
Derivative gains (losses)	(15)	127	52	—	164	(466)	(302)
Gains (losses) on trading securities	—	1	(135)	—	(134)	—	(134)
Gains (losses) on loans	—	(33)	—	—	(33)	47	14
Other non-interest income (loss)	334	272	748	—	1,354	(694)	660
Administrative expenses	(333)	(95)	(83)	—	(511)	—	(511)
REO operations expense	(59)	—	—	—	(59)	3	(56)
Other non-interest expense	(318)	(21)	(4)	—	(343)	(54)	(397)
Income tax expense	(356)	(226)	(528)	—	(1,110)	—	(1,110)
Net income	710	449	1,052	—	2,211	—	2,211
Changes in unrealized gains (losses) related to available-for-sale securities	—	(4)	2	—	(2)	—	(2)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	28	—	28	—	28
Changes in defined benefit plans	(2)	—	(1)	—	(3)	—	(3)
Total other comprehensive income (loss), net of taxes	(2)	(4)	29	—	23	—	23
Comprehensive income	$708	$445	$1,081	$—	$2,234	$—	$2,234

(1)	Guarantee fee income is included in other income (loss) on our GAAP condensed consolidated statements of comprehensive income.

Freddie Mac Form 10-Q	119

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

NOTE 14
Concentration of Credit and Other Risks
Single-Family Credit Guarantee Portfolio

The table below summarizes the concentration by loan portfolio and geographic area of the approximately $1.8 trillion UPB of our single-family credit guarantee portfolio at both March 31, 2018 and December 31, 2017. See Note 4 and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.

	March 31, 2018		December 31, 2017		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	1Q 2018	1Q 2017
Core single-family loan portfolio	79%	0.32%	78%	0.35%	6%	3%
Legacy and relief refinance single-family loan portfolio	21	2.41	22	2.59	94	97
Total	100%	0.97	100%	1.08	100%	100%
Region(1)
West	31%	0.43	30%	0.47	17%	31%
Northeast	24	1.13	25	1.24	41	32
North Central	16	0.73	16	0.81	19	17
Southeast	16	1.79	16	1.95	18	17
Southwest	13	0.83	13	0.98	5	3
Total	100%	0.97	100%	1.08	100%	100%
State(2)
New Jersey	3%	1.56	3%	1.78	13%	10%
California	18	0.38	18	0.41	13	23
Florida	6	3.02	6	3.33	10	11
New York	5	1.62	5	1.74	9	6
Illinois	5	1.03	5	1.13	9	9
All other	63	0.81	63	0.91	46	41
Total	100%	0.97%	100%	1.08%	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during 1Q 2018.

Freddie Mac Form 10-Q	120

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Interest-only	1%	1%	4.61%	4.97%
Alt-A	1	1	5.40	5.62
Original LTV ratio greater than 90%(2)	17	17	1.51	1.70
Lower credit scores at origination (less than 620)	2	2	5.74	6.34

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchase as part of our participation in the MHA Program.

Freddie Mac Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Sellers and Servicers

Sellers
We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The table below summarizes the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume.

Single-family Sellers	1Q 2018	1Q 2017
Wells Fargo Bank, N.A.	15%	18%
Other top 10 sellers	36	38
Top 10 single-family sellers	51%	56%

Multifamily Sellers	1Q 2018	1Q 2017
CBRE Capital Markets, Inc.	14%	15%
Walker & Dunlop, LLC	12	8
Berkadia Commercial Mortgage LLC	11	15
Holliday Fenoglio Fowler, L.P.	10	12
Other top 10 sellers	32	32
Top 10 multifamily sellers	79%	82%
In recent years, there has been a shift in our single-family purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown rapidly in recent years, and we purchase a significant share of our loans from them. Our top five non-depository sellers provided approximately 22% and 18% of our single-family purchase volume during 1Q 2018 and 1Q 2017, respectively.
Servicers
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

Single-family Servicers	March 31, 2018(1)	December 31, 2017(1)
Wells Fargo Bank, N.A.	18%	18%
Other top 10 servicers	40	40
Top 10 single-family servicers	58%	58%

(1)	Percentage of servicing volume is based on the total single-family credit guarantee portfolio, excluding loans where we do not exercise control over the associated servicing.

Multifamily Servicers	March 31, 2018	December 31, 2017
Wells Fargo Bank, N.A.	18%	16%
Berkadia Commercial Mortgage LLC	10	11
CBRE Capital Markets, Inc.	9	12
Other top 10 servicers	37	36
Top 10 multifamily servicers	74%	75%

Freddie Mac Form 10-Q	122

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

In recent years, there has been a shift in our single-family servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our loans. As of March 31, 2018 and December 31, 2017, approximately 16% and 15%, respectively, of our single-family credit guarantee portfolio, excluding loans where we do not exercise control over the associated servicing, was serviced by our top five non-depository servicers. We routinely monitor the performance of our largest non-depository servicers.
Mortgage Insurers

We have counterparty credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 4 for additional information. As of March 31, 2018, mortgage insurers provided coverage with maximum loss limits of $86.7 billion, for $338.5 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance.
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

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	March 31, 2018	December 31, 2017
Arch Mortgage Insurance Company	A-	24%	24%
Radian Guaranty Inc.	BBB-	21	21
Mortgage Guaranty Insurance Corporation	BBB	19	19
Genworth Mortgage Insurance Corporation	BB+	15	15
Essent Guaranty, Inc.	BBB+	12	12
Total		91%	91%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of March 31, 2018. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

(2)	Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty.
We received proceeds of $0.1 billion during both 1Q 2018 and 1Q 2017 from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.1 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of both March 31, 2018 and December 31, 2017. The balance of these receivables, net of an associated allowance for credit losses, was approximately $0.1 billion at both March 31, 2018 and December 31, 2017.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of both March 31, 2018 and December 31, 2017, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We recognized an allowance for credit losses for all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of

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
Our cash and other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, the Government Securities Division of Fixed Income Clearing Corporation (GSD/FICC), highly-rated supranational institutions and government money market funds. As of March 31, 2018 and December 31, 2017, $561 million and $239 million of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty risk of these institutions. As of March 31, 2018 and December 31, 2017, including amounts related to our consolidated VIEs, the balance in our other investments and cash portfolio was $69.9 billion and $89.3 billion, respectively. The balances consist primarily of cash and securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York and cash advanced to lenders. As of March 31, 2018, all of our securities purchased under agreements to resell were fully collateralized.

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
■ Level 3 - one or more inputs to the valuation technique are unobservable and significant to the fair value measurement.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.

Freddie Mac Form 10-Q	125

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	March 31, 2018
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$27,936	$5,127	$—	$33,063
Other agency	—	1,786	44	—	1,830
Non-agency RMBS	—	—	2,363	—	2,363
Non-agency CMBS	—	69	1,643	—	1,712
Obligations of states and political subdivisions	—	—	327	—	327
Total available-for-sale securities, at fair value	—	29,791	9,504	—	39,295
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	11,161	1,456	—	12,617
Other agency	—	3,416	9	—	3,425
All other	—	19	1,583	—	1,602
Total mortgage-related securities	—	14,596	3,048	—	17,644
Non-mortgage-related securities	15,713	2,849	—	—	18,562
Total trading securities, at fair value	15,713	17,445	3,048	—	36,206
Total investments in securities	15,713	47,236	12,552	—	75,501
Mortgage loans:
Held-for-sale, at fair value	—	15,832	—	—	15,832
Derivative assets, net:
Interest-rate swaps	—	2,484	—	—	2,484
Option-based derivatives	—	4,181	—	—	4,181
Other	—	105	27	—	132
Subtotal, before netting adjustments	—	6,770	27	—	6,797
Netting adjustments(1)	—	—	—	(6,343)	(6,343)
Total derivative assets, net	—	6,770	27	(6,343)	454
Other assets:
Guarantee asset, at fair value	—	—	3,285	—	3,285
Non-derivative held-for-sale purchase commitments, at fair value	—	129	—	—	129
All other, at fair value	—	—	88	—	88
Total other assets	—	129	3,373	—	3,502
Total assets carried at fair value on a recurring basis	$15,713	$69,967	$15,952	($6,343)	$95,289
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$9	$629	$—	$638
Other debt, at fair value	—	4,844	135	—	4,979
Derivative liabilities, net:
Interest-rate swaps	—	4,763	—	—	4,763
Option-based derivatives	—	100	—	—	100
Other		212	67	—	279
Subtotal, before netting adjustments	—	5,075	67	—	5,142
Netting adjustments(1)	—	—	—	(4,797)	(4,797)
Total derivative liabilities, net	—	5,075	67	(4,797)	345
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	19	—	—	19
Total liabilities carried at fair value on a recurring basis	$—	$9,947	$831	($4,797)	$5,981
Referenced footnote is included after the next table.

Freddie Mac Form 10-Q	126

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$30,415	$5,055	$—	$35,470
Other agency	—	2,007	46	—	2,053
Non-agency RMBS	—	—	3,933	—	3,933
Non-agency CMBS	—	87	1,697	—	1,784
Obligations of states and political subdivisions	—	—	357	—	357
Total available-for-sale securities, at fair value	—	32,509	11,088	—	43,597
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	11,393	842	—	12,235
Other agency	—	3,565	9	—	3,574
All other	—	27	2,066	—	2,093
Total mortgage-related securities	—	14,985	2,917	—	17,902
Non-mortgage-related securities	20,159	2,660	—	—	22,819
Total trading securities, at fair value	20,159	17,645	2,917	—	40,721
Total investments in securities	20,159	50,154	14,005	—	84,318
Mortgage loans:
Held-for-sale, at fair value	—	20,054	—	—	20,054
Derivative assets, net:
Interest-rate swaps	—	4,262	—	—	4,262
Option-based derivatives	—	4,524	—	—	4,524
Other	—	44	8	—	52
Subtotal, before netting adjustments	—	8,830	8	—	8,838
Netting adjustments(1)	—	—	—	(8,463)	(8,463)
Total derivative assets, net	—	8,830	8	(8,463)	375
Other assets:
Guarantee asset, at fair value	—	—	3,171	—	3,171
Non-derivative held-for-sale purchase commitments, at fair value	—	137	—	—	137
All other, at fair value	—	—	45	—	45
Total other assets	—	137	3,216	—	3,353
Total assets carried at fair value on a recurring basis	$20,159	$79,175	$17,229	($8,463)	$108,100
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$9	$630	$—	$639
Other debt, at fair value	—	5,023	137	—	5,160
Derivative liabilities, net:
Interest-rate swaps	—	7,239	—	—	7,239
Option-based derivatives	—	121	—	—	121
Other	—	64	65	—	129
Subtotal, before netting adjustments	—	7,424	65	—	7,489
Netting adjustments(1)	—	—	—	(7,220)	(7,220)
Total derivative liabilities, net	—	7,424	65	(7,220)	269
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	4	—	—	4
Total liabilities carried at fair value on a recurring basis	$—	$12,460	$832	($7,220)	$6,072

(1)	Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable.

Freddie Mac Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Level 3 Fair Value Measurements

The tables below present a reconciliation of all assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3), including transfers into and out of Level 3. The tables also present gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of comprehensive income for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

	1Q 2018
	Balance, January 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2018	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$5,055	($3)	($105)	($108)	$433	$—	$—	($253)	$—	$—	$5,127	($3)
Other agency	46	—	—	—	—	—	—	(2)	—	—	44	—
Non-agency RMBS	3,933	448	(451)	(3)	—	—	(1,467)	(100)	—	—	2,363	16
Non-agency CMBS	1,697	(2)	(47)	(49)	—	—	—	(5)	—	—	1,643	(2)
Obligations of states and political subdivisions	357	—	(2)	(2)	—	—	—	(28)	—	—	327	—
Total available-for-sale mortgage-related securities	11,088	443	(605)	(162)	433	—	(1,467)	(388)	—	—	9,504	11
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	842	(77)	—	(77)	817	—	(35)	(5)	—	(86)	1,456	(73)
Other agency	9	—	—	—	—	—	—	—	—	—	9	—
All other	2,066	(47)	—	(47)	—	—	(420)	(16)	—	—	1,583	(38)
Total trading mortgage-related securities	2,917	(124)	—	(124)	817	—	(455)	(21)	—	(86)	3,048	(111)
Other assets:
Guarantee asset	3,171	16	—	16	—	235	—	(137)	—	—	3,285	16
All other, at fair value	45	6	—	6	43	9	(15)	—	—	—	88	3
Total other assets	$3,216	$22	$—	$22	$43	$244	($15)	($137)	$—	$—	$3,373	$19

	Balance, January 1, 2018	Realized and unrealized (gains) losses			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2018	Unrealized (gains) losses still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$630	($1)	$—	($1)	$—	$—	$—	$—	$—	$—	$629	($1)
Other debt, at fair value	137	—	—	—	—	—	—	(2)	—	—	135	—
Net derivatives(2)	$57	$9	$—	$9	$—	($22)	$—	($4)	$—	$—	$40	$6
Referenced footnotes are included after the next table.

Freddie Mac Form 10-Q	128

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	1Q 2017
	Balance, January 1, 2017	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2017	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$9,847	($2)	$21	$19	$647	$—	($699)	($316)	$17	($3,096)	$6,419	($6)
Other agency	66	—	—	—	—	—	—	(4)	—	—	62	—
Non-agency RMBS	11,797	277	(98)	179	—	—	(2,217)	(489)	—	—	9,270	69
Non-agency CMBS	3,366	1	2	3	—	—	—	(9)	—	—	3,360	1
Obligations of states and political subdivisions	665	—	—	—	—	—	—	(105)	—	—	560	—
Total available-for-sale mortgage-related securities	25,741	276	(75)	201	647	—	(2,916)	(923)	17	(3,096)	19,671	64
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,095	(47)	—	(47)	103	—	(592)	(9)	154	(152)	552	(41)
Other agency	12	(1)	—	(1)	—	—	—	—	—	—	11	(1)
All other	113	—	—	—	—	—	—	(4)	—	—	109	—
Total trading mortgage-related securities	1,220	(48)	—	(48)	103	—	(592)	(13)	154	(152)	672	(42)
Other assets:
Guarantee asset	2,299	(7)	—	(7)	—	164	—	(116)	—	—	2,340	(7)
All other, at fair value	—	—	—	—	—	—	—	—	—	—	—	—
Total other assets	$2,299	($7)	$—	($7)	$—	$164	$—	($116)	$—	$—	$2,340	($7)

	Balance, January 1, 2017	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2017	Unrealized gains (losses) still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$—	$—	$—	$—	$—	$530	$—	$—	$—	$—	$530	$—
Other debt, at fair value	95	—	—	—	—	—	—	(1)	—	—	94	—
Net derivatives(2)	50	21	—	21	—	1	—	(11)	—	—	61	13
Other Liabilities:
All other, at fair value	($2)	$2	$—	$2	$10	$—	$—	$—	$—	$—	$10	$2

(1)
Transfers out of Level 3 during 1Q 2018 and 1Q 2017 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 1Q 2018 and 1Q 2017 consisted primarily of certain mortgage-related securities due to a lack of market activity and relevant price quotes from dealers and third-party pricing services.

(2)
Amounts are the net of derivative assets and liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at March 31, 2018 and March 31, 2017, respectively. Included in these amounts are other-than temporary impairments recorded on available-for-sale securities.

Freddie Mac Form 10-Q	129

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

The tables below provide valuation techniques, the range and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.

	March 31, 2018
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(In millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$4,950	Discounted cash flows	OAS	21 - 325 bps	72 bps
	177	Other
Total Freddie Mac	5,127
Other agency	44	Other
Non-agency RMBS	2,148	Median of external sources	External pricing sources	$71.2 - $77.6	$73.8
	215	Other
Total non-agency RMBS	2,363
Non-agency CMBS	1,643	Single external source	External pricing sources	$105.0 - $106.0	$105.6
Obligations of states and political subdivisions	306	Median of external sources	External pricing sources	$100.6 - $101.2	$100.9
	21	Other
Total obligations of states and political subdivisions	327
Total available-for-sale mortgage-related securities	9,504
Trading, at fair value
Mortgage-related securities
Freddie Mac	1,168	Risk metrics	Effective duration	(12.82) - 65.95 years	6.70 years
	288	Other
Total Freddie Mac	1,456
Other agency	9	Other
All other	1,582	Single external source	External pricing sources	$6.3 - $110.0	$96.1
	1	Other
Total all other	1,583
Total trading mortgage-related securities	3,048
Total investments in securities	$12,552
Other assets:
Guarantee asset, at fair value	$3,285	Discounted cash flows	OAS	17 - 198 bps	45 bps
All other at fair value	88	Other
Total other assets	3,373
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	629	Single external source	External Pricing Sources	$97.8 - $100.5	$100.0
Other debt, at fair value	135	Other
Net derivatives	40	Other

Freddie Mac Form 10-Q	130

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2017
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(In millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities:
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$4,873	Discounted cash flows	OAS	27 - 501 bps	68 bps
	182	Other
Total Freddie Mac	5,055
Other agency	46	Other
Non-agency RMBS	3,665	Median of external sources	External pricing sources	$75.6 - $80.8	$77.7
	268	Other
Total non-agency RMBS	3,933
Non-agency CMBS	1,696	Single external source	External pricing sources	$108.4 - $108.9	$108.7
	1	Other
Total non-agency CMBS	1,697
Obligations of states and political subdivisions	334	Median of external sources	External pricing sources	$101.2 - $101.6	$101.4
	23	Other
Total obligations of states and political subdivisions	357
Total available-for-sale mortgage-related securities	11,088
Trading, at fair value
Mortgage-related securities
Freddie Mac	582	Discounted cash flows	OAS	(8,905) - 27,202 bps	(88) bps
	243	Risk metrics	Effective duration	0.00 - 55.93 years	11.76 years
	17	Other
Total Freddie Mac	842
Other agency	9	Other
All other	2,065	Single external source	External pricing sources	$6.4 - $113.2	$98.0
	1	Other
Total all other	2,066
Total trading mortgage-related securities	2,917
Total investments in securities	$14,005
Other assets:
Guarantee asset, at fair value	$3,171	Discounted cash flows	OAS	17 - 198 bps	45 bps
All other at fair value	45	Other
Total other assets	3,216
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	630	Single external source	External Pricing Sources	$99.2 - $100.2	$100.1
Other debt, at fair value	137	Other
Net derivatives	57	Other

Freddie Mac Form 10-Q	131

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Assets Measured at Fair Value on a Non-recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis after our initial recognition. These adjustments usually result from the application of lower-of-cost-or-fair-value accounting or measurement of impairment based on the fair value of the underlying collateral.
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.

	March 31, 2018				December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$61	$5,716	$5,777	$—	$494	$6,199	$6,693

(1)
Includes loans that are classified as held-for-investment and have been measured for impairment based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost.

The tables below provide valuation techniques, the range and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a non-recurring basis. Certain of the fair values in the tables below were not obtained as of the period end, but were obtained during the period.

	March 31, 2018
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(In millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$5,716
		Internal model	Historical sales proceeds	$3,000 - $947,675	$176,122
		Internal model	Housing sales index	43 - 455 bps	102 bps
		Median of external sources	External pricing sources	$36.1 - $94.8	$81.5

	December 31, 2017
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(In millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$6,199
		Internal model	Historical sales proceeds	$3,000 - $899,000	$176,558
		Internal model	Housing sales index	43 - 394 bps	102 bps
		Median of external sources	External pricing sources	$36.5 - $94.9	$80.9

Freddie Mac Form 10-Q	132

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Fair Value of Financial Instruments

The tables below present the carrying value and estimated fair value of our financial instruments. For certain types of financial instruments, such as cash and cash equivalents, securities purchased under agreements to resell, advances to lenders and other secured lending and certain debt, the carrying value on our GAAP balance sheets approximates fair value, as these assets and liabilities are short-term in nature and have limited market value volatility.

		March 31, 2018
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents(3)	Amortized cost	$8,617	$8,617	$—	$—	$—	$8,617
Securities purchased under agreements to resell	Amortized cost	41,828	—	41,828	—	—	41,828
Investments in securities:
Available-for-sale, at fair value	FV - OCI	39,295	—	29,791	9,504	—	39,295
Trading, at fair value	FV - NI	36,206	15,713	17,445	3,048	—	36,206
Total investments in securities		75,501	15,713	47,236	12,552	—	75,501
Mortgage loans:
Loans held by consolidated trusts		1,778,010	—	1,614,741	137,928	—	1,752,669
Loans held by Freddie Mac		90,341	—	29,045	64,246	—	93,291
Total mortgage loans	Various(4)	1,868,351	—	1,643,786	202,174	—	1,845,960
Derivative assets, net	FV - NI	454	—	6,770	27	(6,343)	454
Guarantee asset	FV - NI	3,285	—	—	3,304	—	3,304
Non-derivative purchase commitments, at fair value	FV - NI	129	—	129	48	—	177
Advances to lenders and other secured lending	Amortized cost	1,233	—	332	636	—	968
Total financial assets		$1,999,398	$24,330	$1,740,081	$218,741	($6,343)	$1,976,809
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties		$1,726,969	$—	$1,695,195	$2,668	$—	$1,697,863
Other debt		277,838	—	277,455	3,759	—	281,214
Total debt, net	Various(5)	2,004,807	—	1,972,650	6,427	—	1,979,077
Derivative liabilities, net	FV - NI	345	—	5,075	67	(4,797)	345
Guarantee obligation	Amortized cost	3,157	—	—	3,435	—	3,435
Non-derivative purchase commitments, at fair value	FV - NI	19	—	19	15	—	34
Total financial liabilities		$2,008,328	$—	$1,977,744	$9,944	($4,797)	$1,982,891

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable.

(3)	The current and prior period presentation has been modified to include restricted cash and cash equivalents due to recently adopted accounting guidance.

(4)	As of March 31, 2018, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value and FV - NII were $1.8 trillion, $11.8 billion and $15.8 billion, respectively.

(5)	As of March 31, 2018, the GAAP carrying amounts measured at amortized cost and FV - NII were $2.0 trillion and $5.6 billion, respectively.

Freddie Mac Form 10-Q	133

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

		December 31, 2017
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents(3)	Amortized cost	$9,811	$9,811	$—	$—	$—	$9,811
Securities purchased under agreements to resell	Amortized cost	55,903	—	55,903	—	—	55,903
Investments in securities:
Available-for-sale, at fair value	FV - OCI	43,597	—	32,509	11,088	—	43,597
Trading, at fair value	FV - NI	40,721	20,159	17,645	2,917	—	40,721
Total investments in securities		84,318	20,159	50,154	14,005	—	84,318
Mortgage loans:
Loans held by consolidated trusts		1,774,286	—	1,635,137	145,911	—	1,781,048
Loans held by Freddie Mac		96,931	—	32,169	67,932	—	100,101
Total mortgage loans	Various(4)	1,871,217	—	1,667,306	213,843	—	1,881,149
Derivative assets, net	FV - NI	375	—	8,830	8	(8,463)	375
Guarantee asset	FV - NI	3,171	—	—	3,359	—	3,359
Non-derivative purchase commitments, at fair value	FV - NI	137	—	137	55	—	192
Advances to lenders and other secured lending	Amortized cost	1,269	—	473	796	—	1,269
Total financial assets		$2,026,201	$29,970	$1,782,803	$232,066	($8,463)	$2,036,376
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties		$1,720,996	$—	$1,721,091	$2,679	$—	$1,723,770
Other debt		313,634	—	313,688	3,892	—	317,580
Total debt, net	Various(5)	2,034,630	—	2,034,779	6,571	—	2,041,350
Derivative liabilities, net	FV - NI	269	—	7,424	65	(7,220)	269
Guarantee obligation	Amortized cost	3,081	—	—	3,742	—	3,742
Non-derivative purchase commitments, at fair value	FV - NI	4	—	4	15	—	19
Total financial liabilities		$2,037,984	$—	$2,042,207	$10,393	($7,220)	$2,045,380

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable.

(3)	The current and prior period presentation has been modified to include restricted cash and cash equivalents due to recently adopted accounting guidance.

(4)	As of December 31, 2017, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value and FV - NII were $1.8 trillion, $14.7 billion and $20.1 billion, respectively.

(5)	As of December 31, 2017, the GAAP carrying amounts measured at amortized cost and FV - NII were $2.0 trillion and $5.8 billion, respectively.

Freddie Mac Form 10-Q	134

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

HARP Loans

The fair value of mortgage loans includes loans refinanced under HARP of $24.8 billion and $30.2 billion as of March 31, 2018 and December 31, 2017, respectively. The fair value of HARP loans reflects the total compensation that we receive for the delivery of a HARP loan, based on the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends on December 31, 2018, the beneficial pricing afforded to HARP loans may no longer be reflected in the pricing structure of our guarantee fees. If these benefits were not reflected in the pricing for these loans, the fair value of our loans would have decreased by $1.8 billion and $2.1 billion as of March 31, 2018 and December 31, 2017, respectively.
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments and certain long-term debt.
The table below presents the fair value and UPB related to certain loans and long-term debt for which we have elected the fair value option.

	March 31, 2018			December 31, 2017
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities Of Consolidated Trusts Held By Third Parties(1)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities Of Consolidated Trusts Held By Third Parties(1)
Fair value	$15,832	$4,979	$629	$20,054	$5,160	$630
Unpaid principal balance	15,880	4,494	630	19,762	4,666	630
Difference	($48)	$485	($1)	$292	$494	$—
(1) Does not include interest-only securities with fair value of $9 million for both March 31, 2018 and December 31, 2017.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in other income (loss) in our condensed consolidated statements of comprehensive income, related to items for which we have elected the fair value option.

	1Q 2018	1Q 2017
(In millions)	Gains (Losses)
Multifamily held-for-sale loans	($458)	($35)
Multifamily held-for-sale loan purchase commitments	105	224
Other debt - long term	9	(99)
Debt securities of consolidated trusts held by third parties	2	10
Changes in fair value attributable to instrument-specific credit risk were not material for 1Q 2018 and 1Q 2017 for any assets or liabilities for which we elected the fair value option.

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

Freddie Mac Form 10-Q	136

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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
On February 23, 2018, the Second Circuit reversed the District Court’s dismissal of certain plaintiffs’ state law fraud and unjust enrichment claims on statutes of limitations grounds. While Freddie Mac was not a party to the appeal, this decision could have the effect of reinstating Freddie Mac’s fraud claims against the above-named defendants. The Second Circuit also reversed certain aspects of the District Court’s personal jurisdiction rulings and remanded with instructions to allow the named appellant to amend its complaint. In response to a request from Freddie Mac, on April 11, 2018, the District Court issued an order requiring Freddie Mac to submit a formal motion for leave to amend the complaint, along with its proposed amended complaint, by May 15, 2018.

Freddie Mac Form 10-Q	137

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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
American European Insurance Company, Cacciapelle and Miller vs. Treasury and FHFA. This case was filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac as a "nominal" defendant, on July 30, 2014. The complaint alleged that, through the August 2012 amendment to the Purchase Agreement, Treasury and FHFA breached their respective fiduciary duties to Freddie Mac, causing Freddie Mac to suffer damages. The plaintiffs asked that Freddie Mac be awarded compensatory damages and disgorgement, as well as attorneys’ fees, costs and other expenses.

Freddie Mac Form 10-Q	138

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

FHFA, joined by Freddie Mac and Fannie Mae, moved to dismiss the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case and the other related cases in January 2014. Treasury filed a motion to dismiss the same day. In September 2014, the District Court granted the motions and dismissed the plaintiffs’ claims. All plaintiffs appealed that decision, and on February 21, 2017, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part and remanded in part the decision granting the motions to dismiss. The Court of Appeals affirmed dismissal of all claims except certain claims seeking monetary damages for breach of contract and breach of implied duty of good faith and fair dealing. In March 2017, certain institutional and class plaintiffs filed petitions for panel rehearing with respect to certain claims. On July 17, 2017, the Court of Appeals granted the petitions for rehearing and issued a modified decision, which permitted the institutional plaintiffs to pursue the breach of contract and breach of implied duty of good faith and fair dealing claims that had been remanded. The Court of Appeals also removed language related to the standard to be applied to the implied duty claims, leaving that issue for the District Court to determine on remand. On October 16, 2017, certain institutional and class plaintiffs filed petitions for a writ of certiorari in the U.S. Supreme Court challenging whether HERA's prohibition on injunctive relief against FHFA bars judicial review of the net worth sweep dividend provisions of the August 2012 amendment to the Purchase Agreement, as well as whether HERA bars shareholders from pursuing derivative litigation where they allege the conservator faces a conflict of interest. The Supreme Court denied the petitions on February 20, 2018. On November 1, 2017, certain institutional and class plaintiffs and plaintiffs in another case in which Freddie Mac was not originally a defendant, Fairholme Funds, Inc. v. FHFA, Treasury, and Federal National Mortgage Association, filed proposed amended complaints in the District Court. Each of the proposed amended complaints names Freddie Mac as a defendant for breach of contract and breach of the covenant of good faith and fair dealing claims as well as for new claims alleging breach of fiduciary duty and breach of Virginia corporate law. On January 10, 2018, FHFA, Freddie Mac, and Fannie Mae moved to dismiss the amended complaints.
Litigation in the U.S. Court of Federal Claims

Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac as a "nominal" defendant, on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government’s alleged taking of its property, attorneys’ fees, costs and other expenses. On March 8, 2018, the plaintiffs filed an amended complaint under seal.
Rafter, Rattien and Pershing Square Capital Management vs. the United States of America et al. This case was filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac as a "nominal" defendant, on August 14, 2014. The complaint alleges that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation, and the U.S. government breached an implied-in-fact contract with Freddie Mac. In September 2015, plaintiffs filed an amended complaint, which contains one claim involving Freddie Mac. The amended complaint alleges that Freddie Mac’s charter is a contract with its common stockholders, and that, through the August 2012 amendment to the Purchase Agreement, the U.S. government breached the implied covenant of good faith and fair dealing inherent in such contract. Plaintiffs ask that they be awarded damages or other appropriate relief for the alleged breach of contract

Freddie Mac Form 10-Q	139

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

as well as attorneys’ fees, costs and expenses. Plaintiffs filed a further amended complaint under seal on March 8, 2018.
Litigation in the U.S. District Court for the District of Delaware

Jacobs and Hindes vs. FHFA and Treasury. This case was filed on August 17, 2015 as a putative class action lawsuit purportedly on behalf of a class of holders of preferred stock or common stock issued by Freddie Mac or Fannie Mae. The case was also filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac and Fannie Mae as "nominal" defendants. The complaint alleges, among other items, that the August 2012 amendment to the Purchase Agreement violated applicable state law and constituted a breach of contract, as well as a breach of covenants of good faith and fair dealing. Plaintiffs seek equitable and injunctive relief (including restitution of the monies paid by Freddie Mac and Fannie Mae to Treasury under the net worth sweep dividend), compensatory damages, attorneys’ fees, costs and expenses. On November 27, 2017, the Court dismissed the case with prejudice after defendants filed a motion to dismiss. On December 21, 2017, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit.
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

Freddie Mac Form 10-Q	140

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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

(In millions)	March 31, 2018	December 31, 2017
GAAP net worth (deficit)	$2,150	($312)
Core capital (deficit)(1)(2)	(70,200)	(73,037)
Less: Minimum capital requirement(1)	17,661	18,431
Minimum capital surplus (deficit)(1)	($87,861)	($91,468)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

(2)
Core capital excludes certain components of GAAP total equity (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

During 2017, we and Fannie Mae worked with FHFA to develop an overall risk measurement framework for evaluating our risk management and business decisions during conservatorship, known as CCF. We use both CCF and our internal capital methodologies, which are aligned, to measure risk for making economically effective decisions. We are required to submit quarterly reports to FHFA related to CCF requirements.

Freddie Mac Form 10-Q	141

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

NOTE 18
Selected Financial Statement Line Items
The table below presents the significant components of other income (loss) on our condensed consolidated statements of comprehensive income.

(In millions)	1Q 2018	1Q 2017
Other income (loss):
Gains (losses) on loans	($320)	$14
Income on guarantee obligation	171	146
Guarantee fee income	194	149
Gains (losses) on held-for-sale loan purchase commitments	105	224
All other	(29)	(118)
Total other income (loss)	$121	$415
The table below presents the significant components of other assets and other liabilities on our condensed consolidated balance sheets.

(In millions)	March 31, 2018	December 31, 2017
Other assets:
Real estate owned, net	$837	$892
Accounts and other receivables(1)	6,565	7,397
Guarantee asset	3,285	3,171
Fixed assets	837	798
Advances to lenders	901	796
All other	613	636
Total other assets	$13,038	$13,690
Other liabilities:
Servicer liabilities	$587	$628
Guarantee obligation	3,157	3,081
Accounts payable and accrued expenses	715	754
Payables related to securities	2,503	2,813
Income taxes payable	1,415	656
All other	746	1,036
Total other liabilities	$9,123	$8,968

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac Form 10-Q	142

Other Information

Other Information
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 16 in this report and in our 2017 Annual Report.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. For information on these lawsuits, see the Legal Proceedings section in our 2017 Annual Report. On March 8, 2018, seven amended complaints were filed in the U.S. Court of Federal Claims, including five under seal. Freddie Mac was previously named as a nominal defendant in two of the actions for which an amended complaint was filed under seal. In addition, five new lawsuits were filed in the U.S. Court of Federal Claims against the United States, one on February 23, 2018, three on March 8, 2018, and one on April 11, 2018. These new lawsuits seek to invalidate the net worth sweep provisions of the senior preferred stock. Freddie Mac is not a party to any of these lawsuits.
RISK FACTORS
This Form 10-Q should be read together with the Risk Factors section in our 2017 Annual Report, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
The securities we issue are "exempted securities" under the Securities Act of 1933, as amended. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
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
No stock options were exercised during 1Q 2018. See Note 11 in our 2017 Annual Report for more information.

Freddie Mac Form 10-Q	143

Other Information

Dividend Restrictions
Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends and Dividend Restrictions in our 2017 Annual Report.
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
Freddie Mac’s securities offerings are exempted from SEC registration requirements. As a result, we do not file registration statements or prospectuses with the SEC with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report these types of obligations either in offering circulars or offering circular supplements that we post on our web site or in a current report on Form 8-K, in accordance with a "no-action" letter we received from the SEC staff. In cases where the information is disclosed in an offering circular or offering circular supplement, the document will be posted on our web site within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.
The web site address for disclosure about our debt securities is www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac’s global debt facility, including pricing supplements for individual issuances of debt securities. Similar information about our STACR debt notes and SCR debt notes is available at www.freddiemac.com/creditriskofferings and mf.freddiemac.com/investors/, respectively.
Disclosure about the mortgage-related securities we issue, some of which are off-balance sheet obligations (e.g., K Certificates and SB Certificates), can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and offering circular supplements.
We provide additional information, including product descriptions, investor presentations, securities issuance calendars, transactions volumes and details, redemption notices and Freddie Mac research, in each case as applicable, on the websites for our business segments, which can be found at www.freddiemac.com/singlefamily, mf.freddiemac.com and www.freddiemac.com/capital-markets.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac Form 10-Q	144

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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 1Q 2018
We evaluated the changes in our internal control over financial reporting that occurred during 1Q 2018 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Freddie Mac Form 10-Q	145

Controls and Procedures

MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of March 31, 2018 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 1Q 2018 have been prepared in conformity with GAAP.

Freddie Mac Form 10-Q	146

Exhibit Index

Exhibit Index

Exhibit	Description*

4.1	Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 15, 2018

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

* The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac Form 10-Q	147

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: May 1, 2018

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: May 1, 2018

Freddie Mac Form 10-Q	148

Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	70 - 142
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 69
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52 - 55
Item 4.	Controls and Procedures	145 - 146
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	143
Item 1A	Risk Factors	143
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	143 - 144
Item 6.	Exhibits	144
Exhibit Index		147
Signatures		148

Freddie Mac Form 10-Q	149