Form 10-Q
period 2018-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2018-07-31
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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
As of July 17, 2018, there were 650,058,775 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac Form 10-Q	i

Management's Discussion and Analysis	Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the Forward-Looking Statements sections of this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2017, or 2017 Annual Report, and our Quarterly Report on Form 10-Q for the first quarter of 2018, and the Business and Risk Factors sections of our 2017 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2017 Annual Report.
You should read the following MD&A in conjunction with our 2017 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2018 included in Financial Statements. Throughout this Form 10-Q, we refer to the three months ended June 30, 2018, the three months ended March 31, 2018, the three months ended December 31, 2017, the three months ended September 30, 2017 and the three months ended June 30, 2017 as "2Q 2018," "1Q 2018," "4Q 2017," "3Q 2017" and "2Q 2017," respectively. We refer to the six months ended June 30, 2018 and the six months ended June 30, 2017 as "YTD 2018" and "YTD 2017," respectively.
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

Business Results
Portfolio Balances

Guarantee Portfolios

Investments Portfolios

Total Guarantee Portfolio

■
Our total guarantee portfolio grew $117 billion, or 6%, from June 30, 2017 to June 30, 2018, driven by a 4% increase in our single-family credit guarantee portfolio and a 26% increase in our multifamily guarantee portfolio.

●
The growth in our single-family credit guarantee portfolio was primarily driven by an increase in U.S. single-family mortgage debt outstanding as a result of continued home price appreciation. New business acquisitions had a higher average loan size compared to older vintages that continued to run off.

●
The growth in our multifamily guarantee portfolio was primarily driven by an increase in U.S. multifamily mortgage debt outstanding due to strong multifamily market fundamentals, coupled with the growth in our share of new business volume due to our strategic pricing efforts, expansion of our new product offerings and an increase in purchase activity associated with certain targeted loans in underserved markets.

Freddie Mac Form 10-Q	2

Management's Discussion and Analysis	Introduction

Total Investments Portfolio

■	Our total investments portfolio declined $56 billion, or 15%, from June 30, 2017 to June 30, 2018, primarily due to repayments and the active disposition of less liquid assets.

●	We continue to reduce the mortgage-related investments portfolio as required by the Purchase Agreement and FHFA.
Consolidated Financial Results

Comprehensive income (loss) was $2.4 billion in 2Q 2018, compared to $2.0 billion in 2Q 2017.
Key Drivers:

■
Net interest income declined, primarily driven by the continued reduction in the balance of our mortgage-related investments portfolio, partially offset by continued growth in our single-family credit guarantee portfolio.

■	Benefit for credit losses declined, primarily due to the impact of reclassifications of single-family seasoned mortgage loans between held-for-investment and held-for-sale.

■
Gain from final judgment against Nomura Holding America, Inc. in litigation involving certain of our non-agency mortgage-related securities (Nomura judgment) resulted in an increase in other income. We did not have any significant judgments or settlements in 2Q 2017.

■	Reduction in the statutory corporate income tax rate resulted in lower income tax expense.
Our total equity was $4.6 billion at June 30, 2018. Because our net worth was positive, we are not requesting a draw from Treasury under the Purchase Agreement for 2Q 2018. Based on our Net Worth Amount at June 30, 2018 of $4.6 billion and the applicable Capital Reserve Amount of $3.0 billion, we will have a dividend requirement to Treasury in September 2018 of $1.6 billion.
Our cumulative senior preferred stock dividend payments totaled $112.4 billion as of June 30, 2018. Under the Purchase Agreement the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock, which remains at $75.6 billion. In addition, the amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
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
Single-Family Home Prices
National Home Prices

Commentary

■
Home prices continued to appreciate, increasing by 3.0% and 3.7% during 2Q 2018 and 2Q 2017, respectively, and by 5.6% and 6.0% during YTD 2018 and YTD 2017, respectively, based on our own non-seasonally adjusted price index of single-family homes funded by loans owned or guaranteed by us or Fannie Mae.

■	We expect the rate of home price growth in the second half of 2018 to moderate, driven by a gradual increase in housing supply and higher mortgage interest rates.

■	Increases in home prices typically result in lower delinquency rates and lower loss severity, which generally reduce estimated credit losses on our total mortgage portfolio.

■	Higher single-family home prices may also contribute to an increase in potential multifamily renters.

Freddie Mac Form 10-Q	5

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

Interest Rates
Key Market Interest Rates

Commentary

■
The quarterly ending and quarterly average 30-year Primary Mortgage Market Survey ("PMMS") interest rates were higher at June 30, 2018 than June 30, 2017. Increases in the PMMS rate typically result in decreases in refinance activity and U.S. single-family loan originations.

■
The 10-year LIBOR and 2-year LIBOR quarterly ending interest rates had larger fluctuations during the 2018 periods than during the 2017 periods. Changes in the 10-year and 2-year LIBOR interest rates affect the fair value of certain of our assets and liabilities, including derivatives, measured at fair value. A larger interest rate fluctuation from period to period generally results in larger fair value gains and losses, while a smaller fluctuation from period to period generally results in smaller fair

Freddie Mac Form 10-Q	6

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

value gains and losses. However, the majority of these fair value changes are offset by our hedge accounting programs.

■
The quarterly ending and quarterly average short-term interest rates, as indicated by the 3-month LIBOR rate, were higher at June 30, 2018 than June 30, 2017. An increase in short-term interest rates generally increases the interest earned on our short-term investments and interest expense on our short-term funding.

■	For additional information on the effect of LIBOR rates on our financial results, see Our Business Segments - Capital Markets - Market Conditions.

Freddie Mac Form 10-Q	7

Management's Discussion and Analysis	Key Economic Indicators | Unemployment Rate

Unemployment Rate
Unemployment Rate and Job Creation(1)

Source: U.S. Bureau of Labor Statistics
(1) Excludes Puerto Rico and the U.S. Virgin Islands.
Commentary

■	Average monthly net new jobs (non-farm) were higher in 2Q 2018 than 2Q 2017.

■	The national unemployment rate was lower in 2Q 2018 than 2Q 2017.

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
The table below compares our summarized consolidated results of operations.

			Change				Change
(Dollars in millions)	2Q 2018	2Q 2017	$	%	YTD 2018	YTD 2017	$	%
Net interest income	$3,003	$3,379	($376)	(11)%	$6,021	$7,174	($1,153)	(16)%
Benefit (provision) for credit losses	60	422	(362)	(86)	(3)	538	(541)	(101)
Net interest income after benefit (provision) for credit losses	3,063	3,801	(738)	(19)	6,018	7,712	(1,694)	(22)
Non-interest income (loss):
Gains (losses) on extinguishment of debt	147	50	97	194	257	268	(11)	(4)
Derivative gains (losses)	416	(1,096)	1,512	138	2,246	(1,398)	3,644	261
Net impairment of available-for-sale securities recognized in earnings	(1)	(3)	2	67	(1)	(16)	15	94
Other gains (losses) on investment securities recognized in earnings	(348)	61	(409)	(670)	(580)	117	(697)	(596)
Other income (loss)	1,011	694	317	46	1,132	1,109	23	2
Total non-interest income (loss)	1,225	(294)	1,519	517	3,054	80	2,974	3,718
Non-interest expense:
Administrative expense	(558)	(513)	(45)	(9)	(1,078)	(1,024)	(54)	(5)
REO operations expense	(15)	(37)	22	59	(49)	(93)	44	47
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(366)	(330)	(36)	(11)	(725)	(651)	(74)	(11)
Other expense	(204)	(126)	(78)	(62)	(401)	(202)	(199)	(99)
Total non-interest expense	(1,143)	(1,006)	(137)	(14)	(2,253)	(1,970)	(283)	(14)
Income (loss) before income tax (expense) benefit	3,145	2,501	644	26	6,819	5,822	997	17
Income tax (expense) benefit	(642)	(837)	195	23	(1,390)	(1,947)	557	29
Net income (loss)	2,503	1,664	839	50	5,429	3,875	1,554	40
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(68)	322	(390)	(121)	(844)	345	(1,189)	(345)
Comprehensive income (loss)	$2,435	$1,986	$449	23%	$4,585	$4,220	$365	9%

Freddie Mac Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

Net Interest Income
Net Interest Yield Analysis

The tables below present an analysis of interest-earning assets and interest-bearing liabilities.

	2Q 2018			2Q 2017
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$6,620	$13	0.79%	$12,135	$15	0.51%
Securities purchased under agreements to resell	43,084	205	1.91	56,196	132	0.93
Advances to lenders and other secured lending	1,403	10	2.68	532	3	2.30
Mortgage-related securities:
Mortgage-related securities	144,517	1,495	4.14	170,864	1,651	3.87
Extinguishment of PCs held by Freddie Mac	(88,792)	(849)	(3.83)	(89,913)	(825)	(3.67)
Total mortgage-related securities, net	55,725	646	4.64	80,951	826	4.08
Non-mortgage-related securities	14,476	84	2.32	17,957	76	1.68
Loans held by consolidated trusts(1)	1,787,242	15,290	3.42	1,723,103	14,594	3.39
Loans held by Freddie Mac(1)	100,239	1,054	4.20	118,012	1,254	4.25
Total interest-earning assets	2,008,789	17,302	3.45	2,008,886	16,900	3.36
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	1,814,861	(13,504)	(2.98)	1,746,474	(12,819)	(2.94)
Extinguishment of PCs held by Freddie Mac	(88,792)	849	3.83	(89,913)	825	3.67
Total debt securities of consolidated trusts held by third parties	1,726,069	(12,655)	(2.93)	1,656,561	(11,994)	(2.90)
Other debt:
Short-term debt	53,323	(242)	(1.80)	74,540	(145)	(0.77)
Long-term debt	221,222	(1,402)	(2.53)	272,160	(1,382)	(2.02)
Total other debt	274,545	(1,644)	(2.38)	346,700	(1,527)	(1.76)
Total interest-bearing liabilities	2,000,614	(14,299)	(2.86)	2,003,261	(13,521)	(2.70)
Impact of net non-interest-bearing funding	8,175	—	0.01	5,625	—	0.01
Total funding of interest-earning assets	$2,008,789	($14,299)	(2.85)%	$2,008,886	($13,521)	(2.69)%
Net interest income/yield		$3,003	0.60%		$3,379	0.67%

   (1) Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $627 million and $583 million for loans held by consolidated trusts and $23 million and $33 million for loans held by Freddie Mac during 2Q 2018 and 2Q 2017, respectively.

Freddie Mac Form 10-Q	10

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

	YTD 2018			YTD 2017
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$6,818	$24	0.69%	$12,094	$24	0.40%
Securities purchased under agreements to resell	47,408	403	1.70	55,301	220	0.79
Advances to lenders and other secured lending	1,197	16	2.65	574	7	2.36
Mortgage-related securities:
Mortgage-related securities	147,391	3,074	4.17	173,410	3,314	3.82
Extinguishment of PCs held by Freddie Mac	(89,803)	(1,692)	(3.77)	(89,226)	(1,645)	(3.69)
Total mortgage-related securities, net	57,588	1,382	4.80	84,184	1,669	3.97
Non-mortgage-related securities	14,626	157	2.14	19,509	147	1.51
Loans held by consolidated trusts(1)	1,781,975	30,149	3.38	1,715,571	29,193	3.40
Loans held by Freddie Mac(1)	101,845	2,146	4.21	121,115	2,620	4.33
Total interest-earning assets	2,011,457	34,277	3.41	2,008,348	33,880	3.37
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	1,808,992	(26,861)	(2.97)	1,738,601	(25,360)	(2.92)
Extinguishment of PCs held by Freddie Mac	(89,803)	1,692	3.77	(89,226)	1,645	3.69
Total debt securities of consolidated trusts held by third parties	1,719,189	(25,169)	(2.93)	1,649,375	(23,715)	(2.88)
Other debt:
Short-term debt	60,647	(471)	(1.55)	74,003	(241)	(0.65)
Long-term debt	225,101	(2,616)	(2.32)	275,840	(2,750)	(1.99)
Total other debt	285,748	(3,087)	(2.16)	349,843	(2,991)	(1.71)
Total interest-bearing liabilities	2,004,937	(28,256)	(2.82)	1,999,218	(26,706)	(2.67)
Impact of net non-interest-bearing funding	6,520	—	0.01	9,130	—	0.01
Total funding of interest-earning assets	$2,011,457	($28,256)	(2.81)%	$2,008,348	($26,706)	(2.66)%
Net interest income/yield		$6,021	0.60%		$7,174	0.71%

  (1) Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $1.2 billion and $1.1 billion for loans held by consolidated trusts and $45 million and $95 million for loans held by Freddie Mac during YTD 2018 and YTD 2017, respectively.

Freddie Mac Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

Components of Net Interest Income

The table below presents the components of net interest income.

			Change				Change
(Dollars in millions)	2Q 2018	2Q 2017	$	%	YTD 2018	YTD 2017	$	%
Contractual net interest income:
Guarantee fee income	$858	$795	$63	8%	$1,692	$1,587	$105	7%
Guarantee fee income related to the Temporary Payroll Tax Cut Continuation Act of 2011	356	325	31	10	703	641	62	10
Other contractual net interest income	1,386	1,637	(251)	(15)	2,843	3,396	(553)	(16)
Total contractual net interest income	2,600	2,757	(157)	(6)	5,238	5,624	(386)	(7)
Net amortization - loans and debt securities of consolidated trusts	701	667	34	5	1,449	1,620	(171)	(11)
Net amortization - other assets and debt	(84)	(3)	(81)	(2,700)	(79)	15	(94)	(627)
Hedge accounting impact	(214)	(42)	(172)	(410)	(587)	(85)	(502)	(591)
Net interest income	$3,003	$3,379	($376)	(11)%	$6,021	$7,174	($1,153)	(16)%
Key Drivers:

■	Guarantee fee income

●	2Q 2018 vs. 2Q 2017 and YTD 2018 vs. YTD 2017 - increased primarily due to the continued growth of the Core single-family loan portfolio.

■	Other contractual net interest income

●
2Q 2018 vs. 2Q 2017 and YTD 2018 vs. YTD 2017 - decreased due to the continued reduction in the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA. See Conservatorship and Related Matters - Reducing Our Mortgage-Related Investments Portfolio Over Time for a discussion of the key drivers of the decline in our mortgage-related investments portfolio.

■	Net amortization of loans and debt securities of consolidated trusts

●	2Q 2018 vs. 2Q 2017 - remained relatively flat.

●
YTD 2018 vs. YTD 2017 - decreased primarily due to a decrease in amortization of debt securities of consolidated trusts driven by a decrease in prepayments as a result of higher interest rates, partially offset by an increase in amortization from higher upfront fees on mortgage loans.

■	Net amortization of other assets and debt

●
2Q 2018 vs. 2Q 2017 and YTD 2018 vs. YTD 2017 - losses increased primarily due to less accretion of previously recognized other-than-temporary impairments on non-agency mortgage-related securities. The decrease in accretion was due to a decline in the population of impaired securities as a result of our active disposition of these securities and a decline in new other-than-temporary impairments recognized.

Freddie Mac Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

■	Hedge Accounting Impact

●
2Q 2018 vs. 2Q 2017 and YTD 2018 vs. YTD 2017 - losses increased primarily due to the inclusion of fair value hedge accounting results within net interest income during the 2018 periods. This activity was included in other income and derivative gains (losses) until the adoption of the amended hedge accounting guidance in 4Q 2017.

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
The table below presents the components of derivative gains (losses).

			Change				Change
(Dollars in millions)	2Q 2018	2Q 2017	$	%	YTD 2018	YTD 2017	$	%
Fair value change in interest-rate swaps	$583	($580)	$1,163	201%	$2,097	$93	$2,004	2,155%
Fair value change in option-based derivatives	(259)	109	(368)	(338)	(714)	(321)	(393)	(122)
Fair value change in other derivatives	135	(196)	331	169	1,051	(274)	1,325	484
Accrual of periodic cash settlements	(43)	(429)	386	90	(188)	(896)	708	79
Derivative gains (losses)	$416	($1,096)	$1,512	138%	$2,246	($1,398)	$3,644	261%
Key Drivers:

■
2Q 2018 vs. 2Q 2017 and YTD 2018 vs. YTD 2017 - During the 2018 periods, increases in long-term rates resulted in derivative fair value gains compared to derivative fair value losses during the 2017 periods. The 10-year par swap rate increased 15 and 54 basis points during 2Q 2018 and YTD 2018, respectively, and declined 12 and 5 basis points during 2Q 2017 and YTD 2017, respectively. The interest rate increase during the 2018 periods resulted in fair value gains in our pay-fixed interest rate swaps, forward commitments to issue PCs, and futures, partially offset by fair value losses in our receive-fixed swaps.

Freddie Mac Form 10-Q	14

Management's Discussion and Analysis	Consolidated Results of Operations | Other Income (Loss)

Other Income (Loss)
Components of Other Income (Loss)

The table below presents the components of other income (loss).

			Change				Change
(Dollars in millions)	2Q 2018	2Q 2017	$	%	YTD 2018	YTD 2017	$	%
Other income (loss)
Non-agency mortgage-related securities settlements and judgments	$334	$—	$334	N/A	$334	$3	$331	11,033%
Gains (losses) on loans(1)	162	193	(31)	(16)	(158)	207	(365)	(176)
Gains (losses) on held-for-sale loan purchase commitments(1)	192	331	(139)	(42)	297	555	(258)	(46)
Gains (losses) on debt(1)	19	(102)	121	119	30	(191)	221	116
All other	304	245	59	24	629	469	160	34
Fair value hedge accounting
Change in fair value of derivatives in qualifying hedge relationships	—	(365)	365	N/A	—	(300)	300	N/A
Change in fair value of hedged items in qualifying hedge relationships	—	392	(392)	N/A	—	366	(366)	N/A
Total other income (loss)	$1,011	$694	$317	46%	$1,132	$1,109	$23	2%

(1)	Includes fair value gains (losses) on loans, held-for-sale loan purchase commitments and debt for which we have elected the fair value option.
Key Drivers:
■ 2Q 2018 vs. 2Q 2017 and YTD 2018 vs. YTD 2017 - Other income (loss) increased primarily driven by:
● Recognition of a $0.3 billion gain from the Nomura judgment during 2Q 2018. See Note 14 for additional information on the Nomura judgment.
● Small fair value gains on STACR debt notes in the 2018 periods compared to fair value losses in the 2017 periods as a result of market spreads between STACR yields and LIBOR remaining relatively unchanged in the 2018 periods, while spreads tightened during the 2017 periods.
● Adoption of amended hedge accounting guidance in 4Q 2017, which resulted in fair value changes for derivatives and hedged items in qualifying hedge relationships no longer being recognized in other income (loss). See Note 9 for more information.
This increase was partially offset by:
● Greater interest rate-related fair value losses on multifamily mortgage loans and commitments for which we have elected the fair value option due to a larger increase in long-term interest rates.

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

			Change				Change
(Dollars in millions)	2Q 2018	2Q 2017	$	%	YTD 2018	YTD 2017	$	%
Other comprehensive income (loss), excluding certain items	($93)	$423	($516)	(122)%	($495)	$586	($1,081)	(184)%
Excluded items:
Accretion due to significant increases in expected cash flows on previously impaired available-for-sale securities	(20)	(49)	29	59	(108)	(103)	(5)	(5)
Realized (gains) losses reclassified from AOCI	45	(52)	97	187	(241)	(138)	(103)	(75)
Total excluded items	25	(101)	126	125	(349)	(241)	(108)	(45)
Total other comprehensive income (loss)	($68)	$322	($390)	(121)%	($844)	$345	($1,189)	(345)%
Key Drivers:
■ Other comprehensive income, excluding certain items

●
2Q 2018 vs. 2Q 2017 and YTD 2018 vs. YTD 2017 - decreased primarily due to higher fair value losses compared to fair value gains on agency and non-agency mortgage-related securities classified as available-for-sale as long-term interest rates increased more during the 2018 periods, coupled with smaller fair value gains from less market spread tightening on our non-agency mortgage-related securities.

Excluded items:
■ Realized (gains) losses reclassified from AOCI

●
2Q 2018 vs. 2Q 2017 - reflected reclassified losses during 2Q 2018 compared to reclassified gains during 2Q 2017 due to sales of non-agency mortgage-related securities in an unrealized loss position during 2Q 2018.

●	YTD 2018 vs. YTD 2017 - reflected larger amounts of reclassified gains during YTD 2018 due to spread tightening on sales of non-agency mortgage-related securities classified as available-for-sale.

Freddie Mac Form 10-Q	16

Management's Discussion and Analysis	Consolidated Results of Operations | Other Key Drivers

Other Key Drivers
Explanation of Other Key Drivers

Key Drivers:
■ Benefit (provision) for credit losses

●	2Q 2018 vs. 2Q 2017 and YTD 2018 vs. YTD 2017 - decreased primarily due to the impact of loan reclassifications between held-for-investment and held-for-sale.
■ Gains (losses) on extinguishment of debt

●
2Q 2018 vs. 2Q 2017 - improved primarily due to an increase in the amount of gains recognized from the extinguishment of certain fixed-rate debt securities of consolidated trusts (i.e., PCs), as market rates increased between the time of issuance and repurchase, combined with an increase in the amount of debt securities of consolidated trusts repurchased. The amount of extinguishment gains or losses may vary, as the type and amount of PCs selected for repurchase are based on our investment and funding strategies, including our efforts to support the liquidity and price performance of our PCs.

●	YTD 2018 vs. YTD 2017 - remained relatively flat.
■ Other gains (losses) on investment securities recognized in earnings

●
2Q 2018 vs. 2Q 2017 and YTD 2018 vs. YTD 2017 - decreased primarily driven by larger fair value losses on our mortgage and non-mortgage-related securities classified as trading as interest rates increased more during the 2018 periods, partially offset by lower fair value gains driven by less spread tightening on sales of our available-for-sale non-agency mortgage-related securities.

■ Other expense

●
2Q 2018 vs. 2Q 2017 and YTD 2018 vs. YTD 2017 - increased primarily due to recoveries in the 2017 periods of amounts previously recognized in other expense. This activity did not repeat in the 2018 periods.

■ Income tax (expense) benefit

●	2Q 2018 vs. 2Q 2017 and YTD 2018 vs. YTD 2017 - decreased due to the lower statutory corporate income tax rate in the 2018 periods.

Freddie Mac Form 10-Q	17

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.

			Change
(Dollars in millions)	6/30/2018	12/31/2017	$	%
Assets:
Cash and cash equivalents(1)	$6,752	$9,811	($3,059)	(31)%
Securities purchased under agreements to resell	41,769	55,903	(14,134)	(25)
Subtotal	48,521	65,714	(17,193)	(26)
Investments in securities, at fair value	77,710	84,318	(6,608)	(8)
Mortgage loans, net	1,884,851	1,871,217	13,634	1
Accrued interest receivable	6,470	6,355	115	2
Derivative assets, net	391	375	16	4
Deferred tax assets, net	8,299	8,107	192	2
Other assets	15,490	13,690	1,800	13
Total assets	$2,041,732	$2,049,776	($8,044)	—%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,377	$6,221	$156	3%
Debt, net	2,021,162	2,034,630	(13,468)	(1)
Derivative liabilities, net	409	269	140	52
Other liabilities	9,199	8,968	231	3
Total liabilities	2,037,147	2,050,088	(12,941)	(1)
Total equity	4,585	(312)	4,897	1,570
Total liabilities and equity	$2,041,732	$2,049,776	($8,044)	—%
(1) The current and prior period presentation has been modified to include restricted cash and cash equivalents due to recently adopted accounting guidance.
Key Drivers:
As of June 30, 2018 compared to December 31, 2017:

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
■ Other Assets increased primarily due to the recognition of receivables on sales of securities which had traded but not settled as of June 30, 2018.
■ Total equity increased primarily as a result of higher comprehensive income in 2Q 2018 compared to 4Q 2017, combined with our ability to retain equity as a result of an increase in the applicable Capital Reserve Amount, which is $3.0 billion as of January 1, 2018.

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

■
Capital Markets - reflects results from managing our mortgage-related investments portfolio (excluding Multifamily segment investments, single-family seriously delinquent loans and the credit risk of single-family performing and reperforming loans), the treasury function, securitization activities and our interest-rate risk.

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

The graph below shows our comprehensive income by segment.
(In millions)

Freddie Mac Form 10-Q	20

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Guarantee
Market Conditions

The graphs and related discussion below present certain market indicators that can significantly affect the business and financial results of our Single-family Guarantee segment.
U.S. Single-Family Originations
Source: Inside Mortgage Finance dated May 18, 2018 (latest available IMF purchase/refinance information).

Single-Family Serious Delinquency Rates

Source: National Delinquency Survey from the Mortgage Bankers Association. Data as of May 16, 2018 (latest available NDS information).

Commentary

■ U.S. single-family loan origination volume decreased to $445 billion in 2Q 2018 from $455 billion in 2Q 2017, driven by lower refinance volume as a result of higher mortgage interest rates in 2Q 2018. Mortgage origination data is from Inside Mortgage Finance as of July 27, 2018.
■ We expect continued growth in U.S. single-family home purchase volume due to a gradual increase in housing supply and home price appreciation, while a moderate increase in mortgage interest rates is expected to result in a lower refinance volume. Freddie Mac's single-family loan purchase volumes typically follow a similar trend.
■ The single-family serious delinquency rate in the U.S. decreased during 1Q 2018 as the impacts from the hurricanes in 3Q 2017 subsided and the general economy continued to improve. Freddie Mac's serious delinquency rate typically follows a similar trend.

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

Percentage of Single-Family Loan Purchases and Guarantees by Loan Purpose
Commentary

■ Our loan purchase and guarantee activity increased during 2Q 2018 compared to 2Q 2017 due to higher home purchase volume, primarily driven by an improving economy and a lower unemployment rate. However, the activity decreased during YTD 2018 primarily due to a decline in refinance activity as a result of higher average mortgage interest rates, partially offset by higher home purchase volume.
■ Freddie Mac purchases loans originated by lenders using Fannie Mae's Automated Underwriting System (AUS). Fannie Mae announced changes to its AUS in July 2017, which led to an increase in eligibility for purchase of new loans with debt-to-income ratios between 45% and 50% (high DTI). These loans have minimal impact on our overall single-family credit guarantee portfolio, but we are monitoring the overall credit quality and performance of these loans. Although the purchase of these high DTI loans may increase over time, we expect to purchase fewer loans with high DTI ratios that have other high-risk characteristics.

Freddie Mac Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio
Commentary

■
The single-family credit guarantee portfolio increased at an annualized rate of approximately 3% from December 31, 2017 to June 30, 2018, driven by an increase in U.S. single-family mortgage debt outstanding as a result of continued home price appreciation. New business acquisitions had a higher average loan size compared to older vintages that continued to run off.

■	The Core single-family loan portfolio grew to 80% of the single-family credit guarantee portfolio at June 30, 2018, compared to 78% at December 31, 2017.

■
The Legacy and relief refinance single-family loan portfolio declined to 20% of the single-family credit guarantee portfolio at June 30, 2018, compared to 22% at December 31, 2017, driven primarily by liquidations.

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
(In bps)
Referenced footnotes are included after the next chart.

Freddie Mac Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Average Guarantee Fee Rate(1) Charged on New Acquisitions
(In bps)
(1) Excludes the legislated 10 basis point increase in guarantee fees.
(2) Reflects an average rate for our total single-family credit guarantee portfolio and is not limited to purchases in the applicable period.
Commentary

■
While the average portfolio Segment Earnings guarantee fee rate remained relatively unchanged during 2Q 2018 compared to 2Q 2017, the rate increased slightly during YTD 2018 compared to YTD 2017 due to older vintages being replaced by new loan acquisitions with higher guarantee fees.

■
The average guarantee fee rate charged on new acquisitions decreased during the 2018 periods compared to the 2017 periods due to pricing competition pressures, while maintaining a minimum return threshold established by FHFA.

Freddie Mac Form 10-Q	26

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Risk Transfer (CRT) Activities

We transfer credit risk on a portion of our single-family credit guarantee portfolio to the private market, which reduces the risk of future losses to us and taxpayers when borrowers go into default. Our primary CRT activities are our STACR debt note and ACIS transactions, in which we pay interest to investors or premiums to insurers in exchange for their taking on a portion of the credit risk on the mortgage loans in the related reference pool. These payments effectively reduce our guarantee fee income from the PCs backed by the mortgage loans in the related reference pools. See MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Credit Risk Transfer Transactions in our 2017 Annual Report for more information on our CRT transactions.
The following charts present the issuance amounts for the CRT transactions that occurred during 2Q 2018 and the cumulative issuance amounts for all CRT transactions as of June 30, 2018 by loss position and the party holding each loss position, excluding senior subordinate securitization structures.
New CRT Transactions during 2Q 2018(1)

(In billions)
Senior	Freddie Mac $96.2			Reference Pool $99.8

Mezzanine	Freddie Mac $0.3	ACIS(3) $0.7	Other CRT $1.2

First Loss(4)	Freddie Mac $0.6	ACIS $0.1	Other CRT $0.7

Cumulative CRT Transactions as of June 30, 2018(1)(2)

(In billions)
Senior	Freddie Mac $996.3				Reference Pool $1,042.2

Mezzanine	Freddie Mac $2.6	ACIS(3) $8.8	STACR Debt Notes $23.6	Other CRT $1.2

First Loss(4)	Freddie Mac $5.7	ACIS $1.1	STACR Debt Notes$2.2	Other CRT $0.7

(1) The amounts represent the UPB upon issuance of CRT transactions.

(2)	For the current outstanding coverage provided by our CRT transactions, see Credit Enhancements.
(3) Starting in 2Q 2018, ACIS transactions include Deep MI CRT transactions which were previously disclosed separately. The 2Q 2018 and Cumulative presentations have been modified to reflect this change.
(4) First loss includes all B tranches in our STACR debt notes and their equivalent in ACIS and Other CRT transactions.
Commentary

■
During YTD 2018, we transferred a portion of credit risk associated with $192.3 billion in UPB of loans in our single-family credit guarantee portfolio through STACR debt note, ACIS, senior subordinate securitization structures and other CRT transactions.

■	As of June 30, 2018, we had cumulatively transferred a portion of credit risk on more than $1 trillion of our single-family mortgages, based upon the UPB at issuance of the CRT transactions.

Freddie Mac Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

●
For originations in the twelve months ended June 30, 2017, FHFA's Conservatorship Capital Framework (CCF) capital required for credit risk was reduced approximately 60% by CRT transactions; we plan similar risk reduction transactions for this quarter's originations.

●
The reduction in the amount of CCF capital required for credit risk on new originations is calculated as modeled conservatorship credit capital released from the underlying single-family CRT transaction reference pool divided by total modeled conservatorship credit capital on new originations at the time of purchase. For more information on the CCF and the calculation of modeled conservatorship capital required, see Risk Management - Conservatorship Capital Framework and Risk Management - Conservatorship Capital Framework - Return on Modeled Conservatorship Capital Required.

■
Our expected guarantee fee income on the PCs related to the STACR debt note, ACIS and other CRT transaction reference pool UPB has been effectively reduced by approximately 28%, on average, for all transactions executed through June 30, 2018.

■	As of June 30, 2018, we had experienced minimal write-downs on our STACR debt notes and have filed minimal claims for reimbursement of losses under our ACIS transactions.
We continue to evaluate our credit risk transfer strategy and to make changes depending on market conditions and our business strategy. The aggregate cost of our credit risk transfer activity will continue to increase as we continue to transfer credit risk on new originations.

Freddie Mac Form 10-Q	28

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Enhancements

The table below provides information on the total current and protected UPB and maximum coverage associated with credit enhanced loans in our single-family credit guarantee portfolio as of June 30, 2018 and December 31, 2017, respectively. The table includes all types of single-family credit enhancements. See Note 6 for additional information about our single-family credit enhancements.

	June 30, 2018		December 31, 2017
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Primary mortgage insurance	$351,776	$90,085	$334,189	$85,429
STACR debt note	641,850	18,670	604,356	17,788
ACIS transactions(3)	698,012	7,873	625,082	6,933
Senior subordinate securitization structures	24,684	2,860	12,283	1,913
Other(3)(4)	88,554	8,173	8,623	6,282
Less: UPB with more than one type of credit enhancement	(866,047)	—	(775,751)	—
Single-family credit guarantee portfolio with credit enhancement	938,829	127,661	808,782	118,345
Single-family credit guarantee portfolio without credit enhancement	916,618	—	1,020,098	—
Total	$1,855,447	$127,661	$1,828,880	$118,345

(1)
Except for the majority of our STACR debt notes and ACIS transactions, our credit enhancements generally provide protection for the first, or initial, credit losses associated with the related loans. For STACR debt notes and ACIS transactions, total current and protected UPB represents the UPB of the assets included in the reference pool. For senior subordinate securitization structures, total current and protected UPB represents the UPB of the guaranteed securities.

(2)
Except for senior subordinate securitization structures, this represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements. Specifically, for STACR debt notes, this represents the outstanding balance of STACR debt notes held by third parties, and for ACIS transactions, this represents the remaining aggregate limit of insurance purchased from third parties. For senior subordinate securitization structures, this represents the UPB of the securities that are subordinate to our guarantee and held by third parties, which could provide protection by absorbing first losses.

(3)
Starting in 2Q 2018, ACIS transactions include Deep MI CRT transactions which were previously disclosed under "Other" transactions. The current and prior period presentation has been modified to reflect this change.

(4)	Includes seller indemnification, lender recourse and indemnification agreements, pool insurance, HFA indemnification and other credit enhancements.

Commentary

■ We had coverage remaining of $127.7 billion and $118.3 billion on our single-family credit guarantee portfolio as of June 30, 2018 and December 31, 2017, respectively. Credit risk transfer transactions provided 24.5% and 22.4% of the coverage remaining at those dates, respectively.

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

	June 30, 2018
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Credit score)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Modified
Core single-family loan portfolio:
< 620	0.3%	2.23%	—%	NM	—%	NM	0.3%	2.39%	3.5%
620 to 659	2.0	1.21	0.3	1.36%	—	NM	2.3	1.23	1.7
≥ 660	68.2	0.2	9.0	0.28	—	NM	77.2	0.21	0.3
Not available	0.1	1.74	—	NM	—	NM	0.1	3.25	3.6
Total	70.6%	0.24%	9.3%	0.35%	—%	NM	79.9%	0.25%	0.3%

Legacy and relief refinance single-family loan portfolio:
< 620	1.2%	4.44%	0.2%	8.77%	0.1%	14.67%	1.5%	5.32%	23.4%
620 to 659	1.9	3.41	0.3	7.13	0.2	12.01	2.4	4.07	20.3
≥ 660	14.0	1.25	1.6	3.83	0.5	6.25	16.1	1.51	7.4
Not available	0.1	4.87	—	NM	—	NM	0.1	5.21	18.9
Total	17.2%	1.76%	2.1%	4.93%	0.8%	8.46%	20.1%	2.14%	10.2%

(1)	NM - Not meaningful due to the percentage of the portfolio rounding to zero.

Freddie Mac Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $0.9 billion and $1.1 billion of security collateral underlying our other securitization products at June 30, 2018 and December 31, 2017, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between the prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, as part of our relief refinance initiative, or as part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to June 30, 2018, we have purchased approximately $36.2 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio, including $0.1 billion in 2Q 2018.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.

	June 30, 2018				December 31, 2017
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$25.3	64%	24.1%	4.83%	$27.1	67%	24.1%	5.62%
The UPB of Alt-A loans in our single-family credit guarantee portfolio declined during YTD 2018 primarily due to borrowers refinancing into other mortgage products, foreclosure sales and other liquidation events. Significant portions of the Alt-A loans in our portfolio are concentrated in Arizona, California, Florida and Nevada.

Freddie Mac Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Loan Performance

Serious Delinquency Rates

Delinquency Rates for Loans One Month and Two Months Past Due

Commentary

■
Total serious delinquency rate on our single-family credit guarantee portfolio was lower as of June 30, 2018 compared to June 30, 2017 due to our continued loss mitigation efforts, sales of certain seriously delinquent loans from our legacy and relief refinance single-family portfolio, home price appreciation and a low unemployment rate, partially offset by the impact of the hurricanes in 3Q 2017. This improvement was also driven by the continued shift in the single-family credit guarantee portfolio mix, as the Legacy and relief refinance single-family loan portfolio runs off and we add higher credit quality loans to our Core single-family loan portfolio. Delinquency rates for both loans one month past due and loans two months past due were similarly affected.

Freddie Mac Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Performance

The table below contains certain credit performance metrics for our single-family credit guarantee portfolio.

(Dollars in millions)	2Q 2018	2Q 2017	YTD 2018	YTD 2017
Charge-offs, gross	$599	$2,153	$971	$2,893
Recoveries	(126)	(85)	(222)	(182)
Charge-offs, net	473	2,068	749	2,711
REO operations expense	15	37	49	93
Total credit losses	$488	$2,105	$798	$2,804

Total credit losses (in bps)	10.5	46.7	8.6	31.2
The table below summarizes the carrying value for individually impaired single-family loans on our condensed consolidated balance sheets for which we have recorded an allowance determined on an individual basis.

	June 30, 2018		June 30, 2017
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	364,704	$54,415	485,709	$78,869
New additions	36,796	5,819	20,641	2,851
Repayments and reclassifications to held-for-sale	(27,650)	(4,532)	(72,254)	(14,776)
Foreclosure sales and foreclosure alternatives	(4,203)	(566)	(5,514)	(751)
TDRs, at June 30	369,647	55,136	428,582	66,193
Loans impaired upon purchase	4,031	265	6,615	443
Total impaired loans with an allowance recorded	373,678	55,401	435,197	66,636
Allowance for loan losses		(6,592)		(8,846)
Net investment, at June 30		$48,809		$57,790
The tables below present information about the UPB of single-family TDRs and non-accrual loans on our condensed consolidated balance sheets.

(In millions)	June 30, 2018	December 31, 2017
TDRs on accrual status	$54,406	$51,644
Non-accrual loans	13,301	17,748
Total TDRs and non-accrual loans	$67,707	$69,392

Allowance for loan losses associated with:
TDRs on accrual status	$5,393	$5,257
Non-accrual loans	1,510	1,883
Total	$6,903	$7,140

(In millions)	YTD 2018	YTD 2017
Foregone interest income on TDRs and non-accrual loans(1)	$742	$988

(1)
Represents the amount of interest income that we did not recognize but would have recognized during the period for loans outstanding at the end of each period had the loans performed according to their original contractual terms.

Freddie Mac Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Commentary

■	As of June 30, 2018, 52% of the allowance for loan losses for single-family mortgage loans related to interest rate concessions provided to borrowers as part of loan modifications.

■	Most of our modified single-family loans, including TDRs, were current and performing at June 30, 2018.

■
We expect our allowance for loan losses associated with existing single-family TDRs to decline over time as we continue to sell reperforming loans. In addition, the allowance for loan losses will decline as borrowers continue to make monthly payments under the modified terms and interest rate concessions are amortized into earnings.

■	See Note 4 for information on our single-family allowance for loan losses.

Freddie Mac Form 10-Q	34

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

Loan Workout Activity(1)
(UPB in billions, number of loan workouts in thousands)

(1)	Foreclosure alternatives consist of short sales and deeds in lieu of foreclosure. Home retention actions consist of forbearance agreements, repayment plans and loan modifications.
Commentary

■	Our loan workout activity increased in the 2018 periods, driven by the impact of the hurricanes in 3Q 2017.

■	We continue our loss mitigation efforts through our relief refinance, modification and other initiatives.

Freddie Mac Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

REO Activity

The table below presents a summary of our single-family REO activity.

	2Q 2018		2Q 2017		YTD 2018		YTD 2017
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	7,718	$840	10,938	$1,162	8,299	$900	11,418	$1,215
Additions	2,744	266	3,299	321	5,364	512	6,844	667
Dispositions	(3,327)	(329)	(4,322)	(437)	(6,528)	(635)	(8,347)	(836)
Ending balance — REO	7,135	777	9,915	1,046	7,135	777	9,915	1,046
Beginning balance, valuation allowance		(9)		(19)		(14)		(17)
Change in valuation allowance		3		9		8		7
Ending balance, valuation allowance		(6)		(10)		(6)		(10)
Ending balance — REO, net		$771		$1,036		$771		$1,036
Commentary

■
Our REO ending inventory declined in the 2018 periods primarily due to a decrease in REO acquisitions driven by fewer loans in foreclosure and a large proportion of property sales to third parties at foreclosure.

Freddie Mac Form 10-Q	36

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Single-family Guarantee segment.

			Change				Change
(Dollars in millions)	2Q 2018	2Q 2017	$	%	YTD 2018	YTD 2017	$	%
Guarantee fee income	$1,571	$1,506	$65	4%	$3,084	$2,924	$160	5%
Benefit (provision) for credit losses	103	12	91	758	131	51	80	157
Other non-interest income (loss)	119	359	(240)	(67)	213	678	(465)	(69)
Administrative expense	(363)	(332)	(31)	(9)	(699)	(665)	(34)	(5)
REO operations expense	(20)	(41)	21	51	(59)	(100)	41	41
Other non-interest expense	(400)	(335)	(65)	(19)	(779)	(653)	(126)	(19)
Segment Earnings before income tax expense	1,010	1,169	(159)	(14)	1,891	2,235	(344)	(15)
Income tax expense	(207)	(391)	184	47	(386)	(747)	361	48
Segment Earnings, net of taxes	803	778	25	3	1,505	1,488	17	1
Total other comprehensive income (loss), net of tax	(2)	—	(2)	N/A	(6)	(2)	(4)	(200)
Total comprehensive income	$801	$778	$23	3%	$1,499	$1,486	$13	1%
Key Business Drivers:
■ 2Q 2018 vs. 2Q 2017 and YTD 2018 vs. YTD 2017
● Continued growth in our single-family credit guarantee portfolio and higher upfront fee amortization income resulted in increased guarantee fee income.
● Benefit for credit losses remained relatively unchanged.
● Losses in the 2018 periods compared to gains in the 2017 periods on single-family seasoned loan reclassifications between held-for-investment and held-for-sale.
● Small fair value gains on STACR debt notes in the 2018 periods compared to fair value losses in the 2017 periods as a result of market spreads between STACR yields and LIBOR remaining relatively unchanged in the 2018 periods, while spreads tightened during the 2017 periods.

Freddie Mac Form 10-Q	37

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Market Conditions

The graphs and related discussion below present certain multifamily market indicators that can significantly affect the business and financial results of our Multifamily segment.
Change in Effective Rents Source: REIS, Inc.

Apartment Vacancy Rates
Source: REIS, Inc.

Commentary

■
Growth in effective rent (i.e., the average rent paid by the tenant over the term of the lease, adjusted for concessions by the landlord and costs borne by the tenant) for 2Q 2018 remained strong relative to the long-term average, primarily due to an increase in potential renters driven by healthy employment, higher single-family home prices and a growing demand for rental housing due to lifestyle changes and demographic trends.

■
While vacancy rates rose slightly during 2Q 2018 compared to 1Q 2018, these rates remain well below the long-term average. Net absorptions continued to lag new apartment completions in 2Q 2018. Although we expect continued strong demand, it may take longer to absorb new units compared to prior quarters.

■	Our financial results for 2Q 2018 were not significantly affected by these relatively stable market conditions.

Freddie Mac Form 10-Q	38

Management's Discussion and Analysis	Our Business Segments | Multifamily

K Certificate Benchmark Spreads
Source: Independent dealers

Commentary

■
The valuation of our securitization pipeline and the profitability of our primary risk transfer securitization product, the K Certificate, are affected by both changes in K Certificate benchmark spreads and deal-specific attributes, such as tranche size, risk distribution and collateral characteristics (loan term, coupon type, prepayment restrictions and underlying property type). These market spread movements and deal-specific attributes contribute to our earnings volatility, which we manage by controlling the size of our securitization pipeline and by entering into certain spread-related derivatives. Spread tightening generally results in fair value gains, while spread widening generally results in fair value losses.

■
K Certificate benchmark spreads are market-quoted spreads over the U.S. swap curve. The 10-year fixed-rate spread represents the spread for the largest guaranteed class of a typical fixed-rate K Certificate, while the 7-year floating-rate spread represents the spread for the largest guaranteed class of a typical floating-rate K Certificate.

Freddie Mac Form 10-Q	39

Management's Discussion and Analysis	Our Business Segments | Multifamily

Business Results

The graphs, tables and related discussion below present the business results of our Multifamily segment.
New Business Activity

Multifamily New Business Activity
(UPB in billions)
Commentary

■
The 2018 Conservatorship Scorecard annual production cap was $35.0 billion, unchanged from 1Q 2018. The production cap is subject to reassessment throughout the year by FHFA to determine whether an increase in the cap is appropriate based on a stronger than expected overall market. Reclassifications between new business activity subject to the production cap and new business activity not subject to the production cap may occur during 2018.

■
Outstanding purchase commitments were $20.9 billion and $19.0 billion as of June 30, 2018 and June 30, 2017, respectively. Both periods include purchase commitments for which we have elected the fair value option.

Freddie Mac Form 10-Q	40

Management's Discussion and Analysis	Our Business Segments | Multifamily

■
Our new business activity and outstanding purchase commitments were higher for the 2018 periods than the 2017 periods due to continued strong demand for multifamily loan products and our strategic pricing efforts.

■
Approximately 32% and 39% of our multifamily new business activity during 2Q 2018 and YTD 2018, respectively, counted towards the 2018 Conservatorship Scorecard production cap, while the remaining 68% and 61% was considered uncapped.

■
Our uncapped new business activity increased during the 2018 periods compared to the 2017 periods as we continued our efforts to support borrowers in certain property types and communities that meet the criteria for affordability and Green Advantage loans.

■
Approximately 92% of our 2Q 2018 new business activity compared to 91% of our 2Q 2017 new business activity was intended for our securitization pipeline. Combined with market demand for our securities, our 2Q 2018 new business activity will be a driver for securitizations in the second half of 2018.

Freddie Mac Form 10-Q	41

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio and Market Support

Total Multifamily Portfolio

Multifamily Mortgage Investments Portfolio
Multifamily Market Support

The following table summarizes our support of the multifamily market.

(UPB in millions)	June 30, 2018	December 31, 2017
Unsecuritized mortgage loans held-for-sale	$16,752	$20,537
Unsecuritized mortgage loans held-for-investment	14,531	17,702
Unsecuritized non-mortgage loans(1)	564	473
Mortgage-related securities(2)	7,214	7,451
Guarantee portfolio	220,212	203,074
Total multifamily portfolio	259,273	249,237
Add: Unguaranteed securities(3)	33,475	30,890
Less: Acquired mortgage-related securities(4)	(6,957)	(7,109)
Total multifamily market support	$285,791	$273,018

(1)	Reflects the UPB of financing provided to investment funds.

(2)	Includes mortgage-related securities acquired by us from our securitizations. We have not invested in unguaranteed securities that are in a first loss position.

(3)	Reflects the UPB of unguaranteed securities issued as part of our securitizations and amounts related to loans sold to investment funds that were not financed by Freddie Mac.

(4)
Reflects the UPB of mortgage-related securities that were both issued and acquired by us. This UPB must be removed to avoid double-counting the exposure, as it is already reflected within the guarantee portfolio and/or unguaranteed securities.

Freddie Mac Form 10-Q	42

Management's Discussion and Analysis	Our Business Segments | Multifamily

Commentary

■
Our total multifamily portfolio increased during YTD 2018 primarily due to new loan purchases. The vast majority of the growth in our guarantee portfolio was associated with ongoing securitizations, primarily K Certificates and SB Certificates.

■
At June 30, 2018, the UPB of our unsecuritized held-for-sale loans, which are measured at fair value or lower-of-cost-or-fair-value, decreased from December 31, 2017. The decrease was primarily driven by ongoing securitizations, partially offset by new held-for-sale loan purchases.

■	At June 30, 2018, approximately 71% of our held-for-sale loans and held-for sale loan commitments were fixed-rate, while the remaining 29% were floating rate.

■	We expect our guarantee portfolio to continue to grow as a result of ongoing securitizations, which we expect to be driven by continued strong new business activity.

Freddie Mac Form 10-Q	43

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield and Weighted Average Portfolio Balance

Net Interest Yield Earned
(Weighted average balance in billions)
Commentary

■
Net interest yield increased during the 2018 periods compared to the 2017 periods primarily due to higher prepayment income received from interest-only securities, coupled with an increase in our interest-only security holdings which generally have higher yields relative to our non-interest-only securities.

■	The weighted average portfolio balance of interest-earning assets decreased during the 2018 periods due to the run-off of our legacy held-for-investment loans.

Freddie Mac Form 10-Q	44

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Risk Transfer Activity

Credit Risk Transfer Activity and New Business Activity
(UPB in billions)

Freddie Mac Form 10-Q	45

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Risk Transfer Activity(1)
(UPB in billions)

(1)	The amounts disclosed in the bar graph above represent the UPB of credit risk transferred to third parties.
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

■
We executed $14.2 billion in UPB of credit risk transfer transactions during 2Q 2018 and $278.9 billion in UPB since 2009. Through these transactions, we transferred a large majority of the expected and stress credit risk of the underlying assets, primarily by issuing unguaranteed subordinated securities, as part of our K Certificate and SB Certificate transactions. Also, we began selling certain of our loans to investment funds in 3Q 2017, resulting in the transfer of the associated credit risk of those loans to third parties.

Freddie Mac Form 10-Q	46

Management's Discussion and Analysis	Our Business Segments | Multifamily

■
The UPB of our credit risk transfer transactions was higher during 2Q 2018 compared to 2Q 2017, primarily due to a larger average balance in our securitization pipeline, which was driven by strong new loan purchase activity during the latter part of 2017.

■	As of June 30, 2018, we had cumulatively transferred a large majority of credit risk on the multifamily guarantee portfolio.

●
For originations in the twelve months ended June 30, 2017, CCF capital required for credit risk was reduced approximately 90% by CRT transactions; we plan similar risk reduction transactions for this quarter's originations.

●
The reduction in the amount of CCF capital required for credit risk on new originations is calculated as modeled conservatorship credit capital released from CRT transactions (primarily through K Certificates and SB Certificates) divided by total modeled conservatorship credit capital on new originations at the time of purchase. For more information on the CCF and the calculation of modeled conservatorship capital required, see Risk Management - Conservatorship Capital Framework and Risk Management - Conservatorship Capital Framework - Return on Modeled Conservatorship Capital Required.

■
In addition to transferring a large majority of the expected and stress credit risk, nearly all of our credit risk transfer transactions also shifted certain non-credit risks associated with the underlying assets, such as interest-rate risk and liquidity risk, away from Freddie Mac to third-party investors.

■
Based on the strength of our new business activity and our outstanding purchase commitments for YTD 2018, we expect our credit risk transfer activity for the full year 2018 to exceed our full year 2017 activity.

■
While our K Certificate and SB Certificate issuances continue to be our primary mechanism to transfer multifamily mortgage credit and certain non-credit risk, we expect to continue to develop new risk transfer initiatives throughout 2018.

Freddie Mac Form 10-Q	47

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Guarantee Activity

Unearned Guarantee Fees on New Guarantee Contracts
(Dollars in millions)
Remaining Unearned Guarantee Fees

Freddie Mac Form 10-Q	48

Management's Discussion and Analysis	Our Business Segments | Multifamily

Commentary

■
We earn guarantee fees in exchange for providing our guarantee of some or all of the securities we issue as part of our securitization products. Each time we enter into a financial guarantee contract, we initially recognize unearned guarantee fees on our balance sheet, which represent the present value of future guarantee fees we expect to receive in cash. We recognize these fees in segment earnings over the expected remaining guarantee term. While we expect to collect these future fees based on historical performance, the actual amount collected will depend on the performance of the underlying collateral subject to our financial guarantee.

■ New unearned guarantee fees increased during the 2018 periods compared to the 2017 periods primarily due to an increase in the UPB of our securitizations, offset by lower average guarantee fee rates due to underlying loan products that, by their nature and design, have less risk and for which we therefore set a lower guarantee fee rate.

■
The remaining balance of unearned guarantee fees increased slightly during YTD 2018, as the increase attributable to the growth of our securitization volume outpaced the decrease due to seasoning and run-off of prior securitizations.

Freddie Mac Form 10-Q	49

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Multifamily segment.

			Change				Change
(Dollars in millions)	2Q 2018	2Q 2017	$	%	YTD 2018	YTD 2017	$	%
Net interest income	$293	$292	$1	—%	$564	$563	$1	—%
Guarantee fee income	204	162	42	26	399	313	86	27
Benefit (provision) for credit losses	2	6	(4)	(67)	18	12	6	50
Gains (losses) on loans and other non-interest income	75	412	(337)	(82)	(355)	648	(1,003)	(155)
Derivative gains (losses)	224	(180)	404	224	879	(53)	932	1,758
Administrative expense	(106)	(95)	(11)	(12)	(206)	(190)	(16)	(8)
Other non-interest expense	(4)	(12)	8	67	(18)	(33)	15	45
Segment Earnings before income tax expense	688	585	103	18	1,281	1,260	21	2
Income tax expense	(140)	(196)	56	29	(261)	(422)	161	38
Segment Earnings, net of taxes	548	389	159	41	1,020	838	182	22
Total other comprehensive income (loss), net of tax	(24)	73	(97)	(133)	(92)	69	(161)	(233)
Total comprehensive income (loss)	$524	$462	$62	13%	$928	$907	$21	2%
Key Business Drivers:

■	2Q 2018 vs. 2Q 2017 and YTD 2018 vs. YTD 2017

●	Higher net interest yields, offset by a decline in our weighted average portfolio balance of interest-earning assets, resulted in relatively flat net interest income.

●	Continued growth in our multifamily guarantee portfolio resulted in increased guarantee fee income.

●
Derivative gains (losses) are largely offset by interest rate-related fair value changes on the loans and investment securities being economically hedged, resulting in interest rate changes having a minimal net impact on total comprehensive income.

●	Spread widening on non-agency CMBS, coupled with the effects of strategic pricing, resulted in lower fair value gains for our securitization pipeline and investment securities.

Freddie Mac Form 10-Q	50

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Capital Markets
Market Conditions

The following graphs and related discussion present the par swap rate curves as of the end of each comparative period. Changes in par swap rates can significantly affect the fair value of our debt, derivatives and mortgage and non-mortgage-related securities. However, the majority of these fair value changes recorded in the financial statements are offset by our hedge accounting programs.
Par Swap Rate Curves
Source: BlackRock

Commentary

■
The par swap curve flattened during 2018 as short-term interest rates increased more than long-term interest rates. Long-term interest rates increased during the 2018 periods compared to small decreases during the 2017 periods. The increases resulted in larger fair value gains for our pay-fixed interest rate swaps, forward commitments to issue PCs, and futures, partially offset by larger fair value losses for our receive-fixed interest rate swaps and the vast majority of our investments in securities. The net amount of these changes in fair value was mostly offset by the change in fair value of the hedged items attributable to interest-rate risk in our hedge accounting programs.

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
Investments Portfolio

Mortgage Investments Portfolio
Commentary

■
We continue to reduce the size of our mortgage investments portfolio in order to comply with the mortgage-related investments portfolio year-end limits. The balance of our mortgage investments portfolio declined 3.8% from December 31, 2017 to June 30, 2018.

■
The balance of our other investments and cash portfolio declined by 18.0%, primarily due to reduced near term cash needs as of June 30, 2018 compared to December 31, 2017. As part of our secured lending activities, in 2Q 2018, we began providing secured term financing through revolving lines of credit collateralized by the value of contractual mortgage servicing rights on certain mortgages we own.

■
The percentage of less liquid assets relative to our total mortgage investments portfolio declined from 28.4% at December 31, 2017 to 27.2% at June 30, 2018, primarily due to our active disposition of less liquid assets and repayments. We continued to actively reduce our holdings of less liquid assets during YTD 2018 by selling $3.9 billion of reperforming loans and $1.7 billion of non-agency mortgage-related securities. Our sales of reperforming loans involved securitization of the loans using senior subordinate structures.

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

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balances
(UPB in billions)
Commentary

■
Net interest yield increased 26 and 16 basis points during 2Q 2018 and YTD 2018, respectively, primarily due to changes in our investment mix as we reduced our less liquid assets and our other investments and cash portfolio, coupled with an increase in the yield on our newly acquired mortgage-related assets and other investments and cash portfolio as interest rates increased. These increased yields were partially offset by an increase in our funding costs.

■ Capital Markets segment net interest yield in the graph above is not affected by our hedge accounting programs. See Note 13 in our 2017 Annual Report for more information.

Freddie Mac Form 10-Q	54

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Capital Markets segment.

			Change				Change
(Dollars in millions)	2Q 2018	2Q 2017	$	%	YTD 2018	YTD 2017	$	%
Net interest income	$862	$875	($13)	(1)%	$1,679	$1,804	($125)	(7)%
Net impairment of available-for-sale securities recognized in earnings	26	71	(45)	(63)	137	144	(7)	(5)
Derivative gains (losses)	309	(485)	794	164	1,611	(433)	2,044	472
Gains (losses) on trading securities	(232)	(46)	(186)	(404)	(703)	(181)	(522)	(288)
Other non-interest income	571	418	153	37	1,096	1,162	(66)	(6)
Administrative expense	(89)	(86)	(3)	(3)	(173)	(169)	(4)	(2)
Segment Earnings before income tax expense	1,447	747	700	94	3,647	2,327	1,320	57
Income tax expense	(295)	(250)	(45)	(18)	(743)	(778)	35	4
Segment Earnings, net of taxes	1,152	497	655	132	2,904	1,549	1,355	87
Total other comprehensive income (loss), net of tax	(42)	249	(291)	(117)	(746)	278	(1,024)	(368)
Total comprehensive income (loss)	$1,110	$746	$364	49%	$2,158	$1,827	$331	18%
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

			Change				Change
(Dollars in billions)	2Q 2018	2Q 2017	$	%	YTD 2018	YTD 2017	$	%
Interest rate-related	($0.1)	($0.1)	$—	—%	($0.1)	($0.1)	$—	—%
Market spread-related	—	0.2	(0.2)	(100)	0.2	0.3	(0.1)	(33)
Key Business Drivers:

■	2Q 2018 vs. 2Q 2017 and YTD 2018 vs. YTD 2017

●	The continued reduction in the balance of our mortgage-related investments portfolio resulted in a decrease in net interest income.
● Interest rate-related fair value changes remained relatively flat. Long-term interest rates increased during the 2018 periods compared to small decreases during the 2017 periods, resulting in higher fair value losses for the vast majority of our investments in securities (some of which are recorded in other comprehensive income) and our receive-fixed interest rate swaps, and higher fair value gains for our pay-fixed interest rate swaps, forward commitments to issue PCs, and futures. The net amount of these changes in fair value was mostly offset by the change in fair value of the hedged items attributable to interest-rate risk in our hedge accounting programs. The remaining amount of interest rate-related fair value changes was primarily attributable to the reversal of previously recognized derivative gains and losses and the implied net cost on instruments such as swaptions, futures, and forward purchase and sale commitments from our

Freddie Mac Form 10-Q	55

Management's Discussion and Analysis	Our Business Segments | Capital Markets

hedging and interest-rate risk management activities. See Market Risk for additional information on the effect of market-related items on our comprehensive income.

●	Decreased spread related gains during the 2018 periods compared to the 2017 periods due to lower non-agency mortgage-related securities balances and less spread tightening.
● Recognition of a $0.3 billion gain from the Nomura judgment during 2Q 2018. See Note 14 for additional information on the Nomura judgment.

●
Increase in gains on sales of single-family reperforming loans due to a higher volume of loans sold into senior subordinate securitization structures, partially offset by lower execution margin in the 2018 periods.

Freddie Mac Form 10-Q	56

Management's Discussion and Analysis	Risk Management | Conservatorship Capital Framework

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
Conservatorship Capital Framework
In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make economic business decisions, while in conservatorship, utilizing a newly-developed Conservatorship Capital Framework (CCF), an economic capital system with detailed formulae provided by FHFA. The CCF also provides the foundation for the risk-based component of the proposed Enterprise Capital Rule published by FHFA in the Federal Register in July 2018. For more information on the proposed rule, see Regulation and Supervision - Legislative and Regulatory Developments - Proposed Enterprise Capital Rule. The CCF assesses capital required under a severe stress event and includes credit, market, counterparty and operational risks, as well as a “going concern” buffer. This severe stress event is generally consistent with the 2016 Dodd-Frank Act Stress Test “severely adverse” scenario, which was publicly reported on August 7, 2017.
The CCF is used to establish the modeled capital required to evaluate business decisions and ensure the company makes such decisions prudently when pricing transactions and managing its businesses. This risk-versus-return framework focuses on the profits earned versus an estimated cost of equity capital required to support the risk assumed to generate those profits. Management relies upon this framework in its decision-making.
For several years, we have used an internal economic capital model to similarly support our risk-versus-return framework for decision making and analysis. As our internal model was largely based upon the same principles used in the development of the CCF, the impact of the implementation of the CCF in 2017 was not significant to our decision-making.
Under the CCF, hypothetical common equity is considered the only type of capital for our risk-versus-return decision-making. We use the estimated cost of equity capital to evaluate returns on transactions and business portfolios.
In addition, under the Purchase Agreement, we are not able to permanently retain capital in excess of the $3.0 billion Capital Reserve Amount. As a result, we do not have capital sufficient to support our aggregate risk-taking activities. Instead, we rely upon the Purchase Agreement to maintain market confidence.
The existing regulatory capital requirements have been suspended by FHFA during conservatorship. Consequently, we refer to the capital required by the CCF for analysis of transactions and businesses as “modeled conservatorship capital required" or simply "CCF capital required."

Freddie Mac Form 10-Q	57

Management's Discussion and Analysis	Risk Management | Conservatorship Capital Framework

Return on Modeled Conservatorship Capital Required

The table below provides the return on CCF capital required, calculated as (1) annualized comprehensive income for the period divided by (2) average CCF capital required during the period. We calculate the return using both (1) GAAP comprehensive income and (2) comprehensive income excluding significant items, a non-GAAP financial measure which excludes from our GAAP comprehensive income significant items that are not indicative of our on-going operations. We believe that this non-GAAP financial measure provides a more useful measure of our return on modeled conservatorship capital required as it better reflects our on-going financial results.
All modeled conservatorship capital required figures presented below are based on the CCF as of June 30, 2018. The CCF has been and may be further revised by FHFA from time to time, and may be revised specifically in connection with FHFA's consideration and adoption of a final Enterprise Capital Rule, which can result in changes, possibly material, in our modeled conservatorship capital required. For example, the proposed Enterprise Capital Rule includes capital for deferred tax assets, which is not included in the CCF currently, but which is already scheduled to be included beginning in 2019.
The return on CCF capital required shown in the table below is not based on our actual equity capital and does not reflect actual returns on equity capital.

(Dollars in billions)	2Q 2018	2Q 2017	YTD 2018	YTD 2017
GAAP comprehensive income	$2.4	$2.0	$4.6	$4.2
Significant items:
Non-agency mortgage-related securities judgment (1)	(0.3)	—	(0.3)	—
Tax effect related to judgment (1)	0.1	—	0.1	—
Total significant items	(0.2)	—	(0.2)	—
Comprehensive income, excluding significant items	$2.2	$2.0	$4.4	$4.2
CCF capital required (average)	$53.1	$61.6	$54.3	$62.8
Return on CCF capital required, based on GAAP comprehensive income	18.3%	12.9%	16.9%	13.4%
Adjusted return on CCF capital required, based on comprehensive income excluding significant items	16.4%	12.9%	15.9%	13.4%

(1)
2Q 2018 GAAP comprehensive income included a benefit of $334 million (pre-tax) from a final judgment against Nomura Holding America, Inc. in litigation involving certain of our non-agency mortgage-related securities. The tax effect related to this judgment was ($70) million.

Our returns on CCF capital required increased over the last several quarters due to our decreasing level of CCF capital required, resulting from home price improvements, the efficient disposition of legacy assets and the increasing credit risk transfer activity in both our Single-family Guarantee and Multifamily businesses.
Our three business segments have different capital requirements, returns and profitability. The return on CCF capital required for our Single-family Guarantee business, which has FHFA-prescribed guidance on guarantee fee levels, is generally lower than the company's overall return, while the returns in our Multifamily and Capital Markets businesses are generally higher.
We find the returns calculated above, as well as the returns calculated on specific transactions and individual business lines, to be a reasonable measure of risk-versus-return to support our decision-

Freddie Mac Form 10-Q	58

Management's Discussion and Analysis	Risk Management | Conservatorship Capital Framework

making while we remain in conservatorship. These returns may not be indicative of the returns that would be generated if we were to exit conservatorship, especially as the terms and timing of any such exit are not currently known and will depend upon future actions by the U.S. government. Our belief, should we leave conservatorship, is that returns at that time would most likely be below the levels calculated above, assuming the same portfolio of risk assets, as we expect that we would hold capital post-conservatorship above the minimum required regulatory capital. It is also likely the we would be required to pay fees for federal government support, thereby reducing our total comprehensive income.

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

	June 30, 2018			December 31, 2017
	PMVS-YC	PMVS-L		PMVS-YC	PMVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets	($513)	($5,590)	($11,003)	$463	$5,587	$11,446
Liabilities	(156)	2,176	4,234	185	(2,377)	(4,968)
Derivatives	684	3,443	6,863	(646)	(3,200)	(6,477)
Total	$15	$29	$94	$2	$10	$1

PMVS	$15	$29	$94	$2	$10	$1

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

Freddie Mac Form 10-Q	60

Management's Discussion and Analysis	Risk Management | Market Risk

	2Q 2018			2Q 2017
(Duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	(0.1)	$12	$23	0.1	$5	$9
Minimum	(0.4)	—	—	(0.2)	—	—
Maximum	0.2	31	77	0.3	19	59
Standard deviation	0.1	7	21	0.1	4	13

	YTD 2018			YTD 2017
(Duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	(0.1)	$10	$16	0.1	$6	$7
Minimum	(0.4)	—	—	(0.2)	—	—
Maximum	0.2	31	77	0.8	22	63
Standard deviation	0.1	7	18	0.2	5	14
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PMVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.

	PMVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
June 30, 2018	$3,472	$29	($3,443)
December 31, 2017	3,210	10	(3,200)
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
Interest-rate Volatility
While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, our GAAP financial results are still subject to significant earnings variability from period to period. Based upon the composition of our financial assets and liabilities, including derivatives, at June 30, 2018, we generally recognize fair value losses in GAAP earnings when interest rates decline.
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

Freddie Mac Form 10-Q	61

Management's Discussion and Analysis	Risk Management | Market Risk

(In billions)	2Q 2018	2Q 2017	YTD 2018	YTD 2017
Interest-rate effect on derivative fair values	$1.1	($1.1)	$4.1	($0.6)
Estimate of offsetting interest-rate effect related to financial instruments measured at fair value(1)	(0.7)	0.5	(2.6)	—
Gains (losses) on mortgage loans and debt in fair value hedge relationships	(0.6)	0.4	(1.8)	0.4
Amortization of deferred hedge accounting gains and losses	0.1	—	0.1	—
Income tax (expense) benefit	—	0.1	—	0.1
Estimated net interest rate effect on comprehensive income (loss)	($0.1)	($0.1)	($0.2)	($0.1)

(1)
Includes the interest-rate effect on our trading securities, available-for-sale securities, mortgage loans held-for-sale and other assets and debt for which we elected the fair value option, which is reflected in other non-interest income (loss) and total other comprehensive income (loss) on our condensed consolidated statements of comprehensive income.

The effect from the change in interest rates on derivative fair values is mostly offset by the effect from the change in interest rates related to financial instruments measured at fair value and gains and losses on mortgage loans and debt in fair value hedging relationships. The remaining net interest-rate effect on comprehensive income is largely attributable to the reversal of previously recognized derivative gains and losses and the implied net cost on instruments such as swaptions, futures, and forward purchase and sale commitments from our hedging and interest-rate risk management activities. These remaining effects are recognized in GAAP earnings over time as a component of derivative gains and losses as the instruments approach maturity and are partially offset by the amortization of previously deferred hedge accounting gains and losses.
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
■ At June 30, 2018 and June 30, 2017, the GAAP adverse scenario before and after fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points.
The results of this evaluation are shown in the table below.

	GAAP Adverse Scenario (Before-Tax)
(Dollars in billions)	Before Hedge Accounting	After Hedge Accounting	% Change
June 30, 2018	($3.4)	($0.5)	86%
June 30, 2017	(3.3)	(1.5)	55
Spread Volatility
We have limited ability to manage our spread risk exposure in a cost beneficial manner and therefore the volatility of market spreads may contribute to significant GAAP earnings variability. For financial assets measured at fair value, we generally recognize fair value losses when market spreads widen. Conversely, for financial liabilities measured at fair value, we generally recognize fair value gains when market spreads widen.

Freddie Mac Form 10-Q	62

Management's Discussion and Analysis	Risk Management | Market Risk

The table below shows the estimated effect of spreads on our comprehensive income (loss), after tax, by segment.

(In billions)	2Q 2018	2Q 2017	YTD 2018	YTD 2017
Capital Markets	$—	$0.2	$0.2	$0.3
Multifamily	0.1	—	0.1	0.1
Single-family Guarantee(1)	—	(0.1)	—	(0.2)
Spread effect on comprehensive income (loss)	$0.1	$0.1	$0.3	$0.2

(1)	Represents spread exposure on certain STACR debt securities for which we have elected the fair value option.

Freddie Mac Form 10-Q	63

Management's Discussion and Analysis	Liquidity and Capital Resources | Sources of Liquidity and Capital

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
Primary Sources of Liquidity, Funding and Capital

The following table lists the sources of our liquidity, funding and capital, the balances as of 2Q 2018 and a brief description of their importance to Freddie Mac.

Source		Balance(1) (In billions)		Description
Liquidity
•	Other Investments and Cash Portfolio - Liquidity and Contingency Operating Portfolio	$50.3	•	The liquidity and contingency operating portfolio, included within our other investments and cash portfolio, is primarily used for short-term liquidity management.
•	Liquid Portion of the Mortgage-Related Investments Portfolio	$130.1	•
The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.

Funding
•	Other Debt	$278.2	•	Other debt is used to fund our business activities, including Single-family guarantee activities not funded by debt securities of consolidated trusts.
•	Debt Securities of Consolidated Trusts	$1,746.3	•
Debt securities of consolidated trusts are used primarily to fund our Single-family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.

Capital
•	Net Worth	$4.6	•	GAAP net worth represents capital available prior to our dividend requirement to Treasury under the Purchase Agreement.
•	Available Funding under Purchase Agreement	$140.2	•	FHFA may request that available funding under the Purchase Agreement be drawn on our behalf from Treasury.

(1)
Represents carrying value for the liquidity and contingency operating portfolio, included within our other investments and cash portfolio, and net worth. Represents UPB for the liquid portion of the mortgage-related investments portfolio and debt balances.

Freddie Mac Form 10-Q	64

Management's Discussion and Analysis	Liquidity and Capital Resources | Sources of Liquidity and Capital

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

	June 30, 2018				December 31, 2017
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments and Cash Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments and Cash Portfolio
Cash and cash equivalents(1)	$6.2	$0.6	$—	$6.8	$9.3	$0.5	$—	$9.8
Securities purchased under agreements to resell	23.4	16.4	2.0	41.8	38.9	16.8	0.2	55.9
Non-mortgage-related securities	20.7	—	2.8	23.5	22.2	—	0.6	22.8
Advances to lenders and other secured lending	—	—	1.7	1.7	—	—	1.3	1.3
Total	$50.3	$17.0	$6.5	$73.8	$70.4	$17.3	$2.1	$89.8
(1) The current and prior period presentation has been modified to include restricted cash and cash equivalents due to recently adopted accounting guidance and re-designation of cash collateral posted to us as part of the liquidity and contingency operating portfolio.
Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York.
The liquidity and contingency operating portfolio also includes collateral posted to us in the form of cash by derivatives counterparties of $2.3 billion and $2.4 billion as of June 30, 2018 and December 31, 2017, respectively. We have invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements.
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

Freddie Mac Form 10-Q	65

Management's Discussion and Analysis	Liquidity and Capital Resources | Sources of Liquidity and Capital

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

	2Q 2018
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills:
Beginning balance	$26,958	1.40%	$—	—%
Issuances	96,181	1.66	—	—
Repurchases	—	—	—	—
Maturities	(88,368)	1.52	—	—
Ending Balance	34,771	1.83	—	—
Securities sold under agreements to repurchase:
Beginning balance	9,745	1.38	—	—
Additions	38,766	1.74	—	—
Repayments	(36,792)	1.60	—	—
Ending Balance	11,719	1.87	—	—
Callable debt:
Beginning balance	—	—	113,552	1.66
Issuances	—	—	8,199	3.19
Repurchases	—	—	(167)	1.86
Calls	—	—	(1,790)	1.95
Maturities	—	—	(7,059)	1.09
Ending Balance	—	—	112,735	1.81
Non-callable debt:(2)
Beginning balance	17,612	1.12	113,064	2.90
Issuances	—	—	5,000	2.69
Repurchases	—	—	(1,300)	1.99
Maturities	(7,150)	0.99	(8,300)	3.47
Ending Balance	10,462	1.21	108,464	2.96
Total other debt	$56,952	1.73%	$221,199	2.37%

Referenced footnotes are included after the next table.

Freddie Mac Form 10-Q	66

Management's Discussion and Analysis	Liquidity and Capital Resources | Sources of Liquidity and Capital

	YTD 2018
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills:
Beginning balance	$45,717	1.19%	$—	—%
Issuances	170,296	1.50	—	—
Repurchases	—	—	—	—
Maturities	(181,242)	1.36	—	—
Ending Balance	34,771	1.83	—	—
Securities sold under agreements to repurchase:
Beginning balance	9,681	1.06	—	—
Additions	80,560	1.52	—	—
Repayments	(78,522)	1.41	—	—
Ending Balance	11,719	1.87	—	—
Callable debt:
Beginning balance	—	—	113,822	1.58
Issuances	—	—	13,750	3.04
Repurchases	—	—	(722)	2.07
Calls	—	—	(2,682)	1.96
Maturities	—	—	(11,434)	1.07
Ending Balance	—	—	112,734	1.81
Non-callable debt:(2)
Beginning balance	17,792	1.03	129,094	2.52
Issuances	1,825	1.44	13,375	2.42
Repurchases	—	—	(1,300)	1.99
Maturities	(9,155)	0.94	(32,704)	1.50
Ending Balance	10,462	1.21	108,465	2.96
Total other debt	$56,952	1.73%	$221,199	2.37%

(1)	Average rate is weighted based on par value.

(2)
Includes STACR and SCR debt notes and certain multifamily other debt. STACR and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.

During the 2018 periods, our outstanding other debt balance continued to decline as we reduced our indebtedness along with the decline in our mortgage-related investments portfolio. As a result, our total issuances, excluding securities sold under agreements to repurchase, decreased.

Freddie Mac Form 10-Q	67

Management's Discussion and Analysis	Liquidity and Capital Resources | Sources of Liquidity and Capital

The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.
Contractual Maturity Date as of June 30, 2018(1)

Earliest Redemption Date as of June 30, 2018(1)

(1)
STACR and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty and are therefore included as a separate category in the graphs.

Freddie Mac Form 10-Q	68

Management's Discussion and Analysis	Liquidity and Capital Resources | Sources of Liquidity and Capital

Debt Securities of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt securities of consolidated trusts, which relates to securitization transactions that we consolidated for accounting purposes. We issue this type of debt by securitizing mortgage loans primarily to fund the majority of our single-family guarantee activities. When we consolidate securitization trusts, we recognize the following on our condensed consolidated balance sheets:

■
The assets held by the securitization trusts, the majority of which are mortgage loans. We recognized $1,795.5 billion and $1,774.3 billion of mortgage loans, which represented 87.9% and 86.6% of our total assets, as of 2Q 2018 and 4Q 2017, respectively.

■
The debt securities issued by the securitization trusts, the majority of which are PCs. PCs are pass-through securities, where the cash flows of the mortgage loans held by the securitization trust are passed through to the holders of the PCs. We recognized $1,746.3 billion and $1,721.0 billion of debt securities of consolidated trusts, which represented 86.4% and 84.6% of our total debt, as of 2Q 2018 and 4Q 2017, respectively.

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
The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.

(In millions)	2Q 2018	YTD 2018
Beginning balance	$1,679,968	$1,672,605
Issuances:
New issuances to third parties	48,620	85,936
Additional issuances of securities	49,075	89,275
Total issuances	97,695	175,211
Extinguishments:
Purchases of debt securities from third parties	(10,785)	(19,613)
Debt securities received in settlement of advances to lenders	(6,775)	(11,500)
Repayments of debt securities	(59,623)	(116,223)
Total extinguishments	(77,183)	(147,336)
Ending balance	1,700,480	1,700,480
Unamortized premiums and discounts	45,818	45,818
Debt securities of consolidated trusts held by third parties	$1,746,298	$1,746,298

Freddie Mac Form 10-Q	69

Management's Discussion and Analysis	Liquidity and Capital Resources | Capital

Capital
Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Under the Purchase Agreement, Treasury made a commitment to provide us with equity funding, under certain conditions, to eliminate deficits in our net worth. As of June 30, 2018, our net worth was $4.6 billion and the amount of available funding remaining under the Purchase Agreement was $140.2 billion. See Note 2 for details of the support we receive from Treasury.
The table below presents activity related to our net worth during 2Q 2018 and YTD 2018.

(In millions)	2Q 2018	YTD 2018
Beginning balance	$2,150	($312)
Comprehensive income (loss)	2,435	4,585
Capital draw from Treasury	—	312
Senior preferred stock dividends declared	—	—
Total equity / net worth	$4,585	$4,585
Aggregate draws under Purchase Agreement	$71,648	$71,648
Aggregate cash dividends paid to Treasury	112,393	112,393

Freddie Mac Form 10-Q	70

Management's Discussion and Analysis	Liquidity and Capital Resources | Cash Flows

Cash Flows
We evaluate our cash flow performance by comparing the net cash flows from operating and investing activities to the net cash flows required to finance those activities. The following graphs present the results of these activities for YTD 2017 and YTD 2018.

Operating Cash Flows Investing Cash Flows Financing Cash Flows
Commentary

■	Cash provided by operating activities increased $3.2 billion primarily due to:

●	An increase in net sales of held-for-sale loans, driven by an increase in the volume of our multifamily securitizations.

■	Cash provided by investing activities decreased $2.4 billion primarily due to:

●
A decrease in net proceeds received from sales and maturities of investment securities due to our continued reduction of the mortgage-related investments portfolio as required by the Purchase Agreement and FHFA; and

●	An increase in purchases of single-family loans.
This decrease was partially offset by:

●	A larger decrease in securities purchased under agreements to resell in 2018, driven by lower near-term cash needs for fewer upcoming maturities and anticipated calls of other debt.

■	Cash used in financing activities decreased $7.2 billion primarily due to:

●	An increase in proceeds from issuance of debt securities of consolidated trusts held by third parties, driven by an increase in the volume of single-family PC issuances for cash; and

●	A decrease in payments of cash dividends on senior preferred stock.
This decrease was partially offset by:

●	An increase in net repayments of other debt as we continued to reduce our indebtedness along with the mortgage-related investments portfolio.

Freddie Mac Form 10-Q	71

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
Reducing Our Mortgage-Related Investments Portfolio Over Time
The table below presents the UPB of our mortgage-related investments portfolio for purposes of the limit imposed by the Purchase Agreement and FHFA regulation. The cap for this portfolio will decrease to $250 billion at December 31, 2018.

	June 30, 2018				December 31, 2017
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Capital Markets segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$13,161	$—	$13,161	$—	$9,999	$—	$9,999
Reperforming loans	—	—	44,538	44,538	—	—	46,666	46,666
Total single-family unsecuritized loans	—	13,161	44,538	57,699	—	9,999	46,666	56,665
Freddie Mac mortgage-related securities	118,620	—	3,452	122,072	123,905	—	3,817	127,722
Non-agency mortgage-related securities	718	—	3,177	3,895	749	—	5,152	5,901
Other Non-Freddie Mac agency mortgage-related securities	4,452	—	—	4,452	5,211	—	—	5,211
Total Capital Markets segment - Mortgage investments portfolio	123,790	13,161	51,167	188,118	129,865	9,999	55,635	195,499
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	9,778	9,778	—	—	12,267	12,267
Multifamily segment:
Unsecuritized loans	—	15,987	15,296	31,283	—	19,653	18,585	38,238
Mortgage-related securities	6,286	—	928	7,214	6,181	—	1,270	7,451
Total Multifamily segment	6,286	15,987	16,224	38,497	6,181	19,653	19,855	45,689
Total mortgage-related investments portfolio	$130,076	$29,148	$77,169	$236,393	$136,046	$29,652	$87,757	$253,455
Percentage of total mortgage-related investments portfolio	55%	12%	33%	100%	54%	12%	34%	100%
Mortgage-related investments portfolio cap at December 31, 2018 and December 31, 2017				$250,000				$288,408
90% of mortgage-related investments portfolio cap at December 31, 2018 and December 31, 2017(1)				$225,000				$259,567

(1)	Represents the amount to which we manage under our Retained Portfolio Plan, subject to certain exceptions.
The decline in our mortgage-related investments portfolio during YTD 2018 was primarily due to the active disposition of less liquid assets and repayments.

Freddie Mac Form 10-Q	72

Management's Discussion and Analysis	Conservatorship and Related Matters

While we continued to purchase new single-family seriously delinquent loans and multifamily unsecuritized loans, which are classified as held-for-investment, our active disposition of less liquid assets included the following:

■
Sales of $5.9 billion of less liquid assets, including $3.9 billion in UPB of single-family reperforming loans, $1.7 billion in UPB of single-family non-agency mortgage-related securities, and $0.3 billion in UPB of seriously delinquent unsecuritized single-family loans;

■	Securitizations of $0.5 billion in UPB of less liquid multifamily loans; and

■	Transfers of $0.5 billion in UPB of less liquid multifamily loans to the securitization pipeline.

Freddie Mac Form 10-Q	73

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Affordable Housing Goals

In our Form 10-Q for 1Q 2018, we indicated that we expected to achieve all five of our single-family affordable housing goals and all three of our multifamily goals for 2017. With respect to our single-family low-income purchase and very low-income purchase goals, we indicated that we expected to meet those goals based on meeting or exceeding the actual share of the market that meets the criteria for those goals once such market information is published in late 2018. Recent preliminary market data suggests that the market share for these goals is higher than expected and we now anticipate that we may not meet these two single-family goals. FHFA will ultimately make the determination as to whether we achieved compliance with the housing goals for 2017, based on the published market information.
Affordable Housing Fund Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases and pay this amount to certain housing funds. During 2Q 2018 and YTD 2018, we completed $100 billion and $179 billion, respectively, of new business purchases subject to this requirement and accrued $42 million and $75 million, respectively, of related expense. We expect to pay the YTD 2018 expense amount (and any additional amounts accrued based on our new business purchases during the remainder of 2018) in February 2019. We are prohibited from passing through these costs to the originators of the loans that we purchase.
Legislative and Regulatory Developments
Proposed Enterprise Capital Rule

On July 17, 2018, FHFA published in the Federal Register a proposed rule that would, if adopted, establish post-conservatorship capital requirements for Freddie Mac and Fannie Mae. The proposed rule would implement both risk-based and leverage ratio capital requirements.
FHFA’s predecessor agency, the Office of Federal Housing Enterprise Oversight, implemented risk-based and leverage ratio regulatory capital requirements for the Enterprises during the years before conservatorship. FHFA suspended these requirements after placing the Enterprises into conservatorship in 2008. See Note 17 - Regulatory Capital for further information about these requirements. In 2017, FHFA implemented the CCF as an aligned risk management framework to evaluate Enterprise business decisions in conservatorship and ensure the Enterprises make prudent decisions when pricing

Freddie Mac Form 10-Q	74

Management's Discussion and Analysis	Regulation and Supervision

transactions and managing their books of business. See Risk Management - Conservatorship Capital Framework for further information about the CCF.
FHFA indicates that the proposed rule is generally consistent with the regulatory capital framework for large banks, but reflects differences in the charters, business operations and risk profiles of the Enterprises. FHFA notes that the Enterprises are monoline businesses with assets and guarantees heavily concentrated in residential mortgages and with risk profiles that differ from large diversified banks.
The risk-based provisions of the proposed rule, for which the CCF is the foundation, would create capital requirements for specified categories of Enterprise guarantees and portfolio holdings. These requirements would address credit risk and market risk and would also include a risk-invariant requirement for operational risk, as well as a going-concern buffer across all categories. FHFA indicates that these requirements are designed to establish the necessary capital for the Enterprises to continue operating and maintain market confidence after a stress event comparable to the recent financial crisis.
The proposed rule also includes two alternatives for a leverage ratio. The first option would require the Enterprises to hold capital equal to 2.5% of total assets and off-balance sheet guarantees. The second option would require the Enterprises to hold capital equal to 1.5% of “trust assets” (Enterprise mortgage - related securities held by third parties and off-balance sheet guarantees related to securitization activities) and 4% of “non-trust assets” (total assets in accordance with GAAP, plus off-balance sheet guarantees related to securitization activities, less “trust assets”). FHFA requests comment on which of these options best balances the benefit of having a backstop to the risk-based capital requirement against the downside of a leverage requirement that could influence how the Enterprises evaluate risk.
The proposed capital requirements would be suspended after adoption of a final rule while the Enterprises remain in conservatorship. FHFA indicates that it is proposing post-conservatorship capital requirements at this time in order to:

■	Communicate its views as a financial regulator about capital adequacy;

■	Update the existing capital rule by drawing on regulatory developments in response to the recent financial crisis;

■	Permit market participants to comment on proposed capital requirements for the Enterprises; and

■	Inform FHFA’s views about possible refinements to the CCF, which will continue to apply to the Enterprises in conservatorship.
The comment process on FHFA’s rule proposal could result in material changes to both the proposed capital requirements and the CCF.
Proposed Amendment to Corporate Governance Regulation

On April 6, 2018, FHFA published in the Federal Register a proposed rule to amend its corporate governance regulation. The amendment would require the board of directors to adopt a strategic business plan describing how Freddie Mac’s business activities will achieve its statutory purposes. Among other things, the plan would address any significant activities Freddie Mac is planning to undertake, as well as current and emerging risks. The board would be required to review the plan annually, re-adopt it every three years, and monitor its implementation. We submitted a comment letter on this proposal on June 5, 2018, the end of the comment period.

Freddie Mac Form 10-Q	75

Management's Discussion and Analysis	Regulation and Supervision

Credit Score Legislation

On May 24, 2018, the President signed the Economic Growth, Regulatory Relief, and Consumer Protection Act, which amends Freddie Mac’s charter to allow Freddie Mac’s continued use of third-party credit scores, in purchasing a residential mortgage, if certain procedural requirements are met with respect to the solicitation, validation and approval of third-party credit scoring models. Freddie Mac is permitted to continue to use a credit score model that is in use before November 20, 2018 for two years after that date without validation and approval. After November 20, 2020, if Freddie Mac conditions a purchase on the provision of a credit score, the credit score must have been validated and approved. On July 23, 2018, FHFA announced that, pursuant to this law, it will undertake rulemaking to define the standards and criteria that Freddie Mac will use to validate credit score models.
OMB Reform Plan and Reorganization Recommendations

On June 21, 2018, the Office of Management and Budget released a plan titled Delivering Government Solutions in the 21st Century: Reform Plan and Reorganization Recommendations that includes proposed changes in the government’s role in housing finance, including ending the conservatorships of Freddie Mac and Fannie Mae, reducing the role of the Enterprises in the housing market, and providing an explicit, limited federal backstop that is separate from the federal support for low- and moderate-income homebuyers. OMB indicates that its proposed changes would require broader policy and legislative reforms beyond restructuring federal agencies and programs.

Freddie Mac Form 10-Q	76

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

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
Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $233.7 billion and $215.7 billion at June 30, 2018 and December 31, 2017, respectively.

Freddie Mac Form 10-Q	77

Management's Discussion and Analysis	Forward-Looking Statements

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

■	Changes in tax laws, including those made by the Tax Cuts and Jobs Act enacted in December 2017;

■	Changes in accounting policies, practices or guidance (e.g., FASB's accounting standards update related to the measurement of credit losses of financial instruments);

■	Changes in economic and market conditions, including changes in employment rates, interest rates, spreads and home prices;

■	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase and fixed-rate vs. ARM);

■	The success of our efforts to mitigate our losses on our Legacy and relief refinance single-family loan portfolio;

■	The success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS, K Certificate, SB Certificate and other credit risk transfer transactions;

■	Our ability to maintain adequate liquidity to fund our operations;

■	Our ability to maintain the security and resiliency of our operational systems and infrastructure (e.g.,

Freddie Mac Form 10-Q	78

Management's Discussion and Analysis	Forward-Looking Statements

against cyberattacks);

■	Our ability to effectively execute our business strategies, implement new initiatives and improve efficiency;

■	The adequacy of our risk management framework, including the adequacy of the CCF and our internal capital methodologies for measuring risk;

■	Our ability to manage mortgage credit risk, including the effect of changes in underwriting and servicing practices;

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

Freddie Mac Form 10-Q	79

Financial Statements

Financial Statements

Freddie Mac Form 10-Q	80

Financial Statements	Condensed Consolidated Statements of Comprehensive Income

FREDDIE MAC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	2Q 2018	2Q 2017	YTD 2018	YTD 2017
Interest income
Mortgage loans	$16,344	$15,848	$32,295	$31,813
Investments in securities	730	902	1,540	1,816
Other	228	150	442	251
Total interest income	17,302	16,900	34,277	33,880
Interest expense	(14,299)	(13,521)	(28,256)	(26,706)
Net interest income	3,003	3,379	6,021	7,174
Benefit (provision) for credit losses	60	422	(3)	538
Net interest income after benefit (provision) for credit losses	3,063	3,801	6,018	7,712
Non-interest income (loss)
Gains (losses) on extinguishment of debt	147	50	257	268
Derivative gains (losses)	416	(1,096)	2,246	(1,398)
Net impairment of available-for-sale securities recognized in earnings	(1)	(3)	(1)	(16)
Other gains (losses) on investment securities recognized in earnings	(348)	61	(580)	117
Other income (loss)	1,011	694	1,132	1,109
Non-interest income (loss)	1,225	(294)	3,054	80
Non-interest expense
Salaries and employee benefits	(303)	(266)	(589)	(541)
Professional services	(113)	(118)	(215)	(230)
Other administrative expense	(142)	(129)	(274)	(253)
Total administrative expense	(558)	(513)	(1,078)	(1,024)
Real estate owned operations expense	(15)	(37)	(49)	(93)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(366)	(330)	(725)	(651)
Other expense	(204)	(126)	(401)	(202)
Non-interest expense	(1,143)	(1,006)	(2,253)	(1,970)
Income (loss) before income tax (expense) benefit	3,145	2,501	6,819	5,822
Income tax (expense) benefit	(642)	(837)	(1,390)	(1,947)
Net income (loss)	2,503	1,664	5,429	3,875
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(96)	295	(896)	293
Changes in unrealized gains (losses) related to cash flow hedge relationships	32	27	62	55
Changes in defined benefit plans	(4)	—	(10)	(3)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(68)	322	(844)	345
Comprehensive income (loss)	$2,435	$1,986	$4,585	$4,220
Net income (loss)	$2,503	$1,664	$5,429	$3,875
Undistributed net worth sweep and senior preferred stock dividends	(1,585)	(1,986)	(1,585)	(4,220)
Net income (loss) attributable to common stockholders	$918	($322)	$3,844	($345)
Net income (loss) per common share — basic and diluted	$0.28	($0.10)	$1.19	($0.11)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	81

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except share-related amounts)	2018	2017
Assets
Cash and cash equivalents (Notes 1, 3 and 14) (includes $536 and $2,963 of restricted cash and cash equivalents)	$6,752	$9,811
Securities purchased under agreements to resell (Notes 3, 10)	41,769	55,903
Investments in securities, at fair value (Note 7)	77,710	84,318
Mortgage loans held-for-sale (Notes 3, 4) (includes $16,621 and $20,054 at fair value)	26,277	34,763
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $8,397 and $8,966)	1,858,574	1,836,454
Accrued interest receivable (Note 3)	6,470	6,355
Derivative assets, net (Notes 9, 10)	391	375
Deferred tax assets, net (Note 12)	8,299	8,107
Other assets (Notes 3, 18) (includes $3,598 and $3,353 at fair value)	15,490	13,690
Total assets	$2,041,732	$2,049,776
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,377	$6,221
Debt, net (Notes 3, 8) (includes $5,423 and $5,799 at fair value)	2,021,162	2,034,630
Derivative liabilities, net (Notes 9, 10)	409	269
Other liabilities (Notes 3, 18)	9,199	8,968
Total liabilities	2,037,147	2,050,088
Commitments and contingencies (Notes 5, 9 and 16)
Equity (Note 11)
Senior preferred stock (redemption value of $75,648 and $75,336)	72,648	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,058,775 shares and 650,054,731 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(77,922)	(83,261)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $350 and $593, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	(91)	662
Cash flow hedge relationships	(367)	(356)
Defined benefit plans	92	83
Total AOCI, net of taxes	(366)	389
Treasury stock, at cost, 75,805,111 shares and 75,809,155 shares	(3,884)	(3,885)
Total equity (See Note 11 for information on our dividend requirement to Treasury)	4,585	(312)
Total liabilities and equity	$2,041,732	$2,049,776
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	June 30,	December 31,
(In millions)	2018	2017
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-investment	$1,795,534	$1,774,286
All other assets	25,044	25,753
Total assets of consolidated VIEs	$1,820,578	$1,800,039
Liabilities: (Note 3)
Debt, net	$1,746,298	$1,720,996
All other liabilities	5,124	5,030
Total liabilities of consolidated VIEs	$1,751,422	$1,726,026
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	82

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2018	YTD 2017
Net cash provided by operating activities	$3,494	$299
Cash flows from investing activities
Purchases of trading securities	(64,979)	(92,192)
Proceeds from sales of trading securities	61,764	84,766
Proceeds from maturities and repayments of trading securities	3,007	4,867
Purchases of available-for-sale securities	(8,938)	(4,100)
Proceeds from sales of available-for-sale securities	10,750	8,266
Proceeds from maturities and repayments of available-for-sale securities	3,250	7,045
Purchases of held-for-investment mortgage loans	(71,978)	(57,373)
Proceeds from sales of mortgage loans held-for-investment	4,817	1,559
Repayments of mortgage loans held-for-investment	126,205	133,221
Advances to lenders and other secured lending arrangements	(12,237)	(16,251)
Net proceeds from dispositions of real estate owned and other recoveries	752	989
Net (increase) decrease in securities purchased under agreements to resell	14,134	3,757
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	4,037	(1,663)
Changes in other assets	(249)	(160)
Net cash provided by investing activities	70,335	72,731
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	96,888	83,908
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(136,131)	(145,505)
Proceeds from issuance of other debt	279,522	321,018
Repayments of other debt	(317,477)	(336,829)
Increase in liquidation preference of senior preferred stock	312	—
Payment of cash dividends on senior preferred stock	—	(6,709)
Changes in other liabilities	(2)	(3)
Net cash used in financing activities	(76,888)	(84,120)
Net (decrease) increase in cash and cash equivalents (includes restricted cash and cash equivalents)	(3,059)	(11,090)
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	9,811	22,220
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$6,752	$11,130

Supplemental cash flow information
Cash paid for:
Debt interest	$32,336	$31,970
Income taxes	2,125	487
Non-cash investing and financing activities (Note 4 and 7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Notes to Condensed Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, or 2017 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary of our 2017 Annual Report. Throughout this Form 10-Q, we refer to the three months ended June 30, 2018, the three months ended March 31, 2018, the three months ended December 31, 2017, the three months ended September 30, 2017, the three months ended June 30, 2017 and the three months ended March 31, 2017 as "2Q 2018," "1Q 2018," "4Q 2017," "3Q 2017," "2Q 2017" and "1Q 2017," respectively. We refer to the six months ended June 30, 2018 and the six months ended June 30, 2017 as "YTD 2018" and "YTD 2017," respectively.
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
January 1, 2018
Upon adoption, the portion of the cash payment attributable to the accreted interest related to zero-coupon debt is presented in the operating activities section, a classification change from the financing activities section where this item was previously presented. As a result, we reclassified approximately $1.0 billion of cash payments from financing activities to operating activities on our condensed consolidated statements of cash flows for YTD 2017.

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
January 1, 2020
We are developing our models to estimate lifetime expected credit losses on our financial instruments measured at amortized cost using discounted cash flow methodology.
The amendment will be applied through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption.
While we are not able to reasonably estimate the effect that the adoption of this amendment will have on our consolidated financial statements, it may increase (perhaps substantially) our allowance for credit losses in the period of adoption.

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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

For purposes of the limit imposed by the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio cannot exceed $250 billion at December 31, 2018 and was $236.4 billion at June 30, 2018. Our Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the cap established by the Purchase Agreement (subject to certain exceptions). Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
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
At March 31, 2018, our assets exceeded our liabilities under GAAP; therefore, FHFA, as Conservator, did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under

Freddie Mac Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

the Purchase Agreement during 2Q 2018. The amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
See Note 8 and Note 11 for more information on the conservatorship and the Purchase Agreement.
Related Parties as a Result of Conservatorship

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. CSS was formed in 2013 as a limited liability company equally-owned by Freddie Mac and Fannie Mae. Therefore, CSS is also deemed a related party. During YTD 2018, we contributed $76 million of capital to CSS, and we have contributed $405 million since the fourth quarter of 2014.

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

(In millions)	June 30, 2018	December 31, 2017
Consolidated Balance Sheet Line Item
Assets:
Restricted cash and cash equivalents	$500	$518
Securities purchased under agreements to resell	16,435	16,750
Mortgage loans held-for-investment	1,795,534	1,774,286
Accrued interest receivable	5,664	5,747
Other assets	2,445	2,738
Total assets of consolidated VIEs	$1,820,578	$1,800,039
Liabilities:
Accrued interest payable	$5,122	$5,028
Debt, net	1,746,298	1,720,996
Other liabilities	2	2
Total liabilities of consolidated VIEs	$1,751,422	$1,726,026

Freddie Mac Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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

(In millions)	June 30, 2018	December 31, 2017
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investments in securities	$46,869	$51,494
Accrued interest receivable	228	233
Derivative assets, net	22	7
Other assets	2,754	2,591
Liabilities:
Derivative liabilities, net	60	—
Other liabilities	2,683	2,489
Maximum Exposure to Loss(2)(3)	219,637	200,196
Total Assets of Non-Consolidated VIEs(3)	255,124	232,762

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

Freddie Mac Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4
Mortgage Loans and Allowance for Credit Losses
The table below provides details of the loans on our condensed consolidated balance sheets.

	June 30, 2018			December 31, 2017
(In millions)	Held by Freddie Mac	Held by Consolidated Trusts	Total	Held by Freddie Mac	Held by Consolidated Trusts	Total
Held-for-sale:
Single-family	$11,528	$—	$11,528	$17,039	$—	$17,039
Multifamily	16,752	—	16,752	20,537	—	20,537
Total UPB	28,280	—	28,280	37,576	—	37,576
Cost basis and fair value adjustments, net	(2,003)	—	(2,003)	(2,813)	—	(2,813)
Total held-for-sale loans, net	26,277	—	26,277	34,763	—	34,763
Held-for-investment:
Single-family	55,948	1,767,684	1,823,632	51,893	1,742,736	1,794,629
Multifamily	14,531	3,990	18,521	17,702	3,747	21,449
Total UPB	70,479	1,771,674	1,842,153	69,595	1,746,483	1,816,078
Cost basis adjustments	(2,541)	27,359	24,818	(2,148)	31,490	29,342
Allowance for loan losses	(4,898)	(3,499)	(8,397)	(5,279)	(3,687)	(8,966)
Total held-for-investment loans, net	63,040	1,795,534	1,858,574	62,168	1,774,286	1,836,454
Total loans, net	$89,317	$1,795,534	$1,884,851	$96,931	$1,774,286	$1,871,217

Freddie Mac Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below provides details of the UPB of loans we purchased, reclassified from held-for-investment to held-for-sale, and sold.

(In billions)	2Q 2018	2Q 2017	YTD 2018	YTD 2017
Single-family:
Purchases
Held-for-investment loans	$84.4	$73.3	$149.9	$158.9
Reclassified from held-for-investment to held-for-sale(1)	2.6	11.1	4.3	12.8
Sale of held-for-sale loans(2)	2.4	1.6	4.2	1.6
Multifamily:
Purchases
Held-for-investment loans	0.7	0.6	1.7	1.9
Held-for-sale loans	14.4	12.8	26.2	24.0
Reclassified from held-for-investment to held-for-sale(1)	0.2	0.7	0.5	0.7
Sale of held-for-sale loans(3)	14.2	12.8	30.4	22.7

(1)	We reclassify loans from held-for-investment to held-for-sale when we no longer have the intent or ability to hold for the foreseeable future.

(2)
Our sales of single-family loans reflect the sale of seasoned single-family loans. The sale of seasoned single-family mortgage loans is part of our strategy to mitigate and reduce our holdings of less liquid assets.

(3)	Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates and SB Certificates. See Note 3 for more information on our K Certificates and SB Certificates.
Credit Quality

Single-Family
The current LTV ratio is one key factor we consider when estimating our allowance for credit losses for single-family loans. As current LTV ratios increase, the borrower’s equity in the home decreases, which may negatively affect the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding loan.
A second-lien loan also reduces the borrower’s equity in the home and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second loans. As of both June 30, 2018 and December 31, 2017, based on data collected by us at loan delivery, approximately 9% of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first loan. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 14.
The table below presents the recorded investment of single-family held-for-investment loans by current LTV ratios. Our current LTV ratios are estimates based on available data through the end of each respective period presented.

Freddie Mac Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	June 30, 2018				December 31, 2017
	Current LTV Ratio			Total	Current LTV Ratio			Total
(In millions)	≤ 80	> 80 to 100	> 100(1)		≤ 80	> 80 to 100	> 100(1)
20 and 30-year or more, amortizing fixed-rate(2)	$1,299,704	$199,269	$9,861	$1,508,834	$1,240,224	$214,177	$13,303	$1,467,704
15-year amortizing fixed-rate(2)	262,507	5,356	243	268,106	270,266	7,351	381	277,998
Adjustable-rate	45,634	2,195	13	47,842	48,596	2,963	28	51,587
Alt-A, interest-only, and option ARM	19,601	3,078	1,008	23,687	21,013	4,256	1,429	26,698
Total single-family loans	$1,627,446	$209,898	$11,125	$1,848,469	$1,580,099	$228,747	$15,141	$1,823,987

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 7.79% and 8.43% as of June 30, 2018 and December 31, 2017, respectively.

(2)
As of June 30, 2018 and December 31, 2017, $14.4 billion and $22.2 billion, respectively, in UPB of modified loans were categorized as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust, such rates and the timing of the adjustment are determined at the time of modification rather than at a subsequent date.

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

(In millions)	June 30, 2018	December 31, 2017
Credit risk profile by internally assigned grade:(1)
Pass	$17,991	$20,963
Special mention	301	301
Substandard	210	169
Doubtful	—	—
Total	$18,502	$21,433

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

Mortgage Loan Performance

The tables below present the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.

	June 30, 2018
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,481,467	$14,664	$3,718	$8,985	$1,508,834	$8,982
15-year amortizing fixed-rate	266,621	978	158	349	268,106	349
Adjustable-rate	47,323	306	60	153	47,842	153
Alt-A, interest-only, and option ARM	21,027	1,041	383	1,236	23,687	1,236
Total single-family	1,816,438	16,989	4,319	10,723	1,848,469	10,720
Total multifamily	18,493	—	—	9	18,502	49
Total single-family and multifamily	$1,834,931	$16,989	$4,319	$10,732	$1,866,971	$10,769

	December 31, 2017
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,431,342	$18,297	$5,660	$12,405	$1,467,704	$12,401
15-year amortizing fixed-rate	275,864	1,288	290	556	277,998	556
Adjustable-rate	50,915	383	84	205	51,587	205
Alt-A, interest-only, and option ARM	23,235	1,297	509	1,657	26,698	1,656
Total single-family	1,781,356	21,265	6,543	14,823	1,823,987	14,818
Total multifamily	21,414	—	—	19	21,433	64
Total single-family and multifamily	$1,802,770	$21,265	$6,543	$14,842	$1,845,420	$14,882

(1)	Includes $3.5 billion and $4.1 billion of loans that were in the process of foreclosure as of June 30, 2018 and December 31, 2017, respectively.

Freddie Mac Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.

(Dollars in millions)	June 30, 2018	December 31, 2017
Single-family:
Non-credit-enhanced portfolio
Serious delinquency rate	0.96%	1.16%
Total number of seriously delinquent loans	62,145	81,668
Credit-enhanced portfolio:(1)
Primary mortgage insurance:
Serious delinquency rate	1.04%	1.43%
Total number of seriously delinquent loans	17,417	23,275
Other credit protection:(2)
Serious delinquency rate	0.33%	0.53%
Total number of seriously delinquent loans	12,322	16,259
Total single-family:
Serious delinquency rate	0.82%	1.08%
Total number of seriously delinquent loans	88,407	116,662
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	0.03%	0.06%
UPB of delinquent loans	$9	$24
Credit-enhanced portfolio:
Delinquency rate	0.01%	0.01%
UPB of delinquent loans	$18	$16
Total multifamily:
Delinquency rate	0.01%	0.02%
UPB of delinquent loans	$27	$40

(1)	The credit-enhanced categories are not mutually exclusive, as a single loan may be covered by both primary mortgage insurance and other credit protection.

(2)
Consists of single-family loans covered by financial arrangements (other than primary mortgage insurance) that are designed to reduce our credit risk exposure. See Note 6 for additional information on our credit enhancements.

(3)	Multifamily delinquency performance is based on UPB of loans that are two monthly payments or more past due or those in the process of foreclosure.
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

Freddie Mac Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The tables below summarize changes in our allowance for credit losses.

	2Q 2018				2Q 2017
	Allowance for Loan Losses		Reserve for Guarantee Losses	Total	Allowance for Loan Losses		Reserve for Guarantee Losses	Total
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts			Held by Freddie Mac	Held By Consolidated Trusts
Single-family:
Beginning balance	$5,305	$3,524	$48	$8,877	$9,866	$2,854	$54	$12,774
Provision (benefit) for credit losses	(205)	144	3	(58)	(512)	94	2	(416)
Charge-offs	(581)	(16)	(2)	(599)	(2,119)	(33)	(1)	(2,153)
Recoveries	124	2	—	126	84	1	—	85
Transfers, net(1)	165	(165)	—	—	163	(163)	—	—
Other(2)	79	8	—	87	59	2	—	61
Single-family ending balance	4,887	3,497	49	8,433	7,541	2,755	55	10,351
Multifamily ending balance	11	2	7	20	14	1	7	22
Total ending balance	$4,898	$3,499	$56	$8,453	$7,555	$2,756	$62	$10,373

	YTD 2018				YTD 2017
	Allowance for Loan Losses		Reserve for Guarantee Losses	Total	Allowance for Loan Losses		Reserve for Guarantee Losses	Total
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts			Held by Freddie Mac	Held By Consolidated Trusts
Single-family:
Beginning balance	$5,251	$3,680	$48	$8,979	$10,442	$2,969	$54	$13,465
Provision (benefit) for credit losses	(107)	123	5	21	(728)	200	2	(526)
Charge-offs	(936)	(31)	(4)	(971)	(2,816)	(76)	(1)	(2,893)
Recoveries	219	3	—	222	179	3	—	182
Transfers, net(1)	291	(291)	—	—	344	(344)	—	—
Other(2)	169	13	—	182	120	3	—	123
Single-family ending balance	4,887	3,497	49	8,433	7,541	2,755	55	10,351
Multifamily ending balance	11	2	7	20	14	1	7	22
Total ending balance	$4,898	$3,499	$56	$8,453	$7,555	$2,756	$62	$10,373

(1)	Relates to removal of delinquent single-family loans from consolidated trusts and resecuritization after such removal.

(2)	Primarily includes capitalization of past due interest on modified loans.
A significant number of unsecuritized single-family loans on our condensed consolidated balance sheets are individually evaluated for impairment while substantially all single-family loans held by our consolidated trusts are collectively evaluated for impairment. The allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 7.2% and 7.8% of the recorded investment in such loans at June 30, 2018 and December 31, 2017, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both June 30, 2018 and December 31, 2017.

Freddie Mac Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents our allowance for loan losses and our recorded investment in loans, held-for-investment, by impairment evaluation methodology.

	June 30, 2018			December 31, 2017
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,787,602	$18,384	$1,805,986	$1,764,750	$21,301	$1,786,051
Individually evaluated	60,867	118	60,985	59,237	132	59,369
Total recorded investment	1,848,469	18,502	1,866,971	1,823,987	21,433	1,845,420
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,792)	(11)	(1,803)	(2,301)	(28)	(2,329)
Individually evaluated	(6,592)	(2)	(6,594)	(6,630)	(7)	(6,637)
Total ending balance of the allowance	(8,384)	(13)	(8,397)	(8,931)	(35)	(8,966)
Net investment in loans	$1,840,085	$18,489	$1,858,574	$1,815,056	$21,398	$1,836,454

Freddie Mac Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Allowance for Loan Losses Determined on an Individual Basis

Impaired Loans
The tables below present the UPB, recorded investment, related allowance for loan losses, average recorded investment and interest income recognized for individually impaired loans.

	June 30, 2018			December 31, 2017
(In millions)	UPB	Recorded Investment	Associated Allowance	UPB	Recorded Investment	Associated Allowance
Single-family:
With no allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$4,790	$3,748	N/A	$3,768	$2,908	N/A
15-year amortizing fixed-rate	24	22	N/A	24	21	N/A
Adjustable-rate	265	262	N/A	259	256	N/A
Alt-A, interest-only, and option ARM	1,742	1,434	N/A	1,558	1,297	N/A
Total with no allowance recorded	6,821	5,466	N/A	5,609	4,482	N/A
With an allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	48,938	47,749	($5,509)	47,897	46,783	($5,505)
15-year amortizing fixed-rate	890	901	(43)	752	757	(24)
Adjustable-rate	230	227	(13)	232	228	(14)
Alt-A, interest-only, and option ARM	6,988	6,524	(1,027)	7,407	6,987	(1,087)
Total with an allowance recorded	57,046	55,401	(6,592)	56,288	54,755	(6,630)
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	53,728	51,497	(5,509)	51,665	49,691	(5,505)
15-year amortizing fixed-rate	914	923	(43)	776	778	(24)
Adjustable-rate	495	489	(13)	491	484	(14)
Alt-A, interest-only, and option ARM	8,730	7,958	(1,027)	8,965	8,284	(1,087)
Total single-family	63,867	60,867	(6,592)	61,897	59,237	(6,630)
Multifamily:
With no allowance recorded(1)	124	115	N/A	106	97	N/A
With an allowance recorded	3	3	(2)	35	35	(7)
Total multifamily	127	118	(2)	141	132	(7)
Total single-family and multifamily	$63,994	$60,985	($6,594)	$62,038	$59,369	($6,637)
Referenced footnotes are included after the last table in the Impaired Loans section.

Freddie Mac Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	2Q 2018			2Q 2017
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family:
With no allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$3,700	$91	$3	$3,801	$101	$5
15-year amortizing fixed-rate	22	2	—	27	—	—
Adjustable rate	264	3	—	306	3	—
Alt-A, interest-only, and option ARM	1,427	24	1	1,509	27	1
Total with no allowance recorded	5,413	120	4	5,643	131	6
With an allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	48,070	509	82	59,482	643	60
15-year amortizing fixed-rate	882	6	3	803	5	1
Adjustable rate	219	—	1	259	2	—
Alt-A, interest-only, and option ARM	6,579	53	8	9,446	100	8
Total with an allowance recorded	55,750	568	94	69,990	750	69
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	51,770	600	85	63,283	744	65
15-year amortizing fixed-rate	904	8	3	830	5	1
Adjustable rate	483	3	1	565	5	—
Alt-A, interest-only, and option ARM	8,006	77	9	10,955	127	9
Total single-family	61,163	688	98	75,633	881	75
Multifamily:
With no allowance recorded(1)	115	1	—	141	2	—
With an allowance recorded	3	—	—	23	—	1
Total multifamily	118	1	—	164	2	1
Total single-family and multifamily	$61,281	$689	$98	$75,797	$883	$76
Referenced footnotes are included after the last table in the Impaired Loans section.

Freddie Mac Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	YTD 2018			YTD 2017
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$3,506	$185	$10	$3,916	$210	$9
15-year amortizing fixed-rate	21	3	—	27	1	—
Adjustable rate	264	6	—	308	6	—
Alt-A, interest-only, and option ARM	1,392	47	2	1,582	56	2
Total with no allowance recorded	5,183	241	12	5,833	273	11
With an allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	47,969	1,101	165	62,287	1,313	130
15-year amortizing fixed-rate	876	14	6	814	17	3
Adjustable rate	223	2	2	266	5	1
Alt-A, interest-only, and option ARM	6,707	133	17	10,431	207	19
Total with an allowance recorded	55,775	1,250	190	73,798	1,542	153
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	51,475	1,286	175	66,203	1,523	139
15-year amortizing fixed-rate	897	17	6	841	18	3
Adjustable rate	487	8	2	574	11	1
Alt-A, interest-only, and option ARM	8,099	180	19	12,013	263	21
Total single-family	60,958	1,491	202	79,631	1,815	164
Multifamily:
With no allowance recorded(1)	124	3	1	284	5	1
With an allowance recorded	3	—	—	27	1	1
Total multifamily	127	3	1	311	6	2
Total single-family and multifamily	$61,085	$1,494	$203	$79,942	$1,821	$166

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

	2Q 2018		2Q 2017		YTD 2018		YTD 2017
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	10,991	$1,763	8,019	$1,151	30,690	$5,068	16,983	$2,434
15-year amortizing fixed-rate	1,469	139	1,090	88	4,285	431	2,282	176
Adjustable-rate	257	38	215	32	576	95	465	67
Alt-A, interest-only, and option ARM	641	111	601	111	1,880	314	1,281	225
Total single-family	13,358	2,051	9,925	1,382	37,431	5,908	21,011	2,902
Multifamily	1	$15	—	$—	1	$15	—	$—

(1)
The pre-TDR recorded investment for single-family loans initially classified as TDR during 2Q 2018 and YTD 2018 was $2.1 billion and $6.0 billion, respectively, compared to $1.4 billion and $2.9 billion during 2Q 2017 and YTD 2017, respectively.

Of the single-family loans that were newly classified as TDRs during 2Q 2018, 2Q 2017, YTD 2018 and YTD 2017 respectively:
■ 11%, 41%, 14% and 42% involved interest rate reductions and, in certain cases, term extensions;
■ 22%, 12%, 25% and 13% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions;
■ The average term extension was 116, 174,137 and 173 months; and
■ The average interest rate reduction was 0.3%, 0.7%, 0.3% and 0.8%.

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

	2Q 2018		2Q 2017		YTD 2018		YTD 2017
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:
20 and 30-year or more, amortizing fixed-rate	3,131	$480	3,301	$534	6,087	$923	6,657	$1,087
15-year amortizing fixed-rate	149	11	146	13	319	26	314	26
Adjustable-rate	42	5	53	8	86	12	109	16
Alt-A, interest-only, and option ARM	250	45	283	62	525	99	588	126
Total single-family	3,572	541	3,783	617	7,017	1,060	7,668	1,255
Multifamily	—	$—	—	$—	—	$—	—	$—
In addition, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or loans in modification trial periods). During YTD 2018 and YTD 2017, 4,467 and 3,502, respectively, of such loans (with a post-TDR recorded investment of $0.6 billion and $0.4 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During YTD 2018 and YTD 2017, 289 and 465, respectively, of such loans (with a post-TDR recorded investment of $33 million and $54 million, respectively) experienced a payment default within a year after the borrowers' Chapter 7 bankruptcy.
Non-Cash Investing and Financing Activities

During YTD 2018 and YTD 2017, we acquired $80.9 billion and $106.3 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $11.8 billion and $16.3 billion of loans from sellers during YTD 2018 and YTD 2017, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets. These loans were primarily included in the guarantor swap transactions.
In addition, we acquire REO properties through foreclosure sales or by deed in lieu of foreclosure. These acquisitions represent non-cash transfers. During YTD 2018 and YTD 2017, we had transfers of $0.5 billion and $0.6 billion, respectively, from loans to REO.

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

	June 30, 2018			December 31, 2017
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-family:
Securitization activity guarantees	$13,587	$160	40	$10,817	$120	40
Other mortgage-related guarantees	6,015	173	30	6,264	190	31
Total single-family	$19,602	$333		$17,081	$310
Multifamily:
Securitization activity guarantees	$203,994	$2,451	39	$188,768	$2,305	40
Other mortgage-related guarantees	10,138	469	36	9,888	466	36
Total multifamily	$214,132	$2,920		$198,656	$2,771
Other guarantees measured at fair value	$13,322	$186	28	$9,661	$141	28

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

(2)
For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our condensed consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $56 million and $57 million as of June 30, 2018 and December 31, 2017, respectively, and is included within other liabilities on our condensed consolidated balance sheets. For other guarantees measured at fair value, this amount represents the fair value of the contract.

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

	June 30, 2018		December 31, 2017
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
Primary mortgage insurance	$351,776	$90,085	$334,189	$85,429

(1)	Underlying loans may be covered by more than one form of credit enhancement, including freestanding credit enhancements and debt with embedded credit enhancements.

(2)	Represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements.

Freddie Mac Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

Freestanding Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our single-family and multifamily freestanding credit enhancements.

	June 30, 2018		December 31, 2017
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
Subordination (non-consolidated VIEs)	$11,962	$2,308	$8,953	$1,734
ACIS(3)(4)	698,012	7,873	625,082	6,933
Other(4)(5)	88,554	8,173	8,623	6,282
Total single-family		18,354		14,949
Multifamily:
Subordination (non-consolidated VIEs)	204,157	33,150	187,299	30,689
Other(6)	1,667	717	1,833	726
Total multifamily		33,867		31,415
Total single-family and multifamily freestanding credit enhancements		$52,221		$46,364

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

(3)	As of June 30, 2018 and December 31, 2017, our counterparties posted collateral on our ACIS transactions of $1.4 billion and $1.1 billion, respectively.

(4)
Starting in 2Q 2018, ACIS transactions include Deep MI CRT transactions which were previously disclosed under "Other" transactions. The current and prior period presentation has been modified to reflect this change.

(5)	Includes seller indemnification, lender recourse and indemnification agreements, pool insurance, HFA indemnification and other credit enhancements.

(6)	Consists of multifamily HFA indemnification and loss reimbursement agreements with third parties obtained in certain of our Q Certificate transactions.
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

	June 30, 2018		December 31, 2017
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
STACR debt notes	$641,850	$18,670	$604,356	$17,788
Subordination (consolidated VIEs)	12,722	552	3,330	179
Total single-family		19,222		17,967
Multifamily:
SCR debt notes	2,690	135	2,732	137
Subordination (consolidated VIEs)	1,800	180	1,800	180
Total multifamily		315		317
Total single-family and multifamily debt with embedded credit enhancements		$19,537		$18,284

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

Freddie Mac Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Investments in Securities
The table below summarizes the fair values of our investments in debt securities by classification.

(In millions)	June 30, 2018	December 31, 2017
Trading securities	$39,888	$40,721
Available-for-sale securities	37,822	43,597
Total	$77,710	$84,318
As of June 30, 2018 and December 31, 2017, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
Trading Securities

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.

(In millions)	June 30, 2018	December 31, 2017
Mortgage-related securities:
Freddie Mac	$12,414	$12,235
Other agency	2,641	3,574
Non-agency RMBS	706	750
Non-agency CMBS	598	1,343
Total mortgage-related securities	16,359	17,902
Non-mortgage-related securities	23,529	22,819
Total fair value of trading securities	$39,888	$40,721
For trading securities held at June 30, 2018, we recorded net unrealized gains (losses) of ($177) million and ($402) million during 2Q 2018 and YTD 2018, respectively. For trading securities held at June 30, 2017, we recorded net unrealized gains (losses) of ($210) million and ($157) million during 2Q 2017 and YTD 2017, respectively.

Freddie Mac Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Available-for-Sale Securities

At June 30, 2018 and December 31, 2017, all available-for-sale securities were mortgage-related securities.
The tables below present the amortized cost, gross unrealized gains and losses and fair value by major security type for our securities classified as available-for-sale.

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Freddie Mac	$32,085	$244	$—	($801)	$31,528
Other agency	2,069	42	—	(7)	2,104
Non-agency RMBS	1,775	452	—	(1)	2,226
Non-agency CMBS	1,703	—	(9)	(39)	1,655
Obligations of states and political subdivisions	306	3	—	—	309
Total available-for-sale securities	$37,938	$741	($9)	($848)	$37,822

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Freddie Mac	$35,433	$499	$—	($462)	$35,470
Other agency	2,008	56	—	(11)	2,053
Non-agency RMBS	3,012	927	(5)	(1)	3,933
Non-agency CMBS	1,773	22	(9)	(2)	1,784
Obligations of states and political subdivisions	352	5	—	—	357
Total available-for-sale securities	$42,578	$1,509	($14)	($476)	$43,597

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.
The fair value of our available-for-sale securities held at June 30, 2018 scheduled to contractually mature after ten years was $34.5 billion, with an additional $2.7 billion scheduled to contractually mature after five years through ten years.

Freddie Mac Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Available-For-Sale Securities in a Gross Unrealized Loss Position

The tables below present available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.

	June 30, 2018
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$12,019	($238)	$9,141	($563)
Other agency	225	(1)	831	(7)
Non-agency RMBS	1	—	27	(1)
Non-agency CMBS	1,637	(39)	16	(9)
Obligations of states and political subdivisions	14	—	12	—
Total available-for-sale securities in a gross unrealized loss position	$13,896	($278)	$10,027	($580)

	December 31, 2017
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$10,337	($107)	$9,251	($355)
Other agency	40	—	1,079	(11)
Non-agency RMBS	5	—	105	(6)
Non-agency CMBS	1,026	(2)	52	(9)
Obligations of states and political subdivisions	12	—	21	—
Total available-for-sale securities in a gross unrealized loss position	$11,420	($109)	$10,508	($381)
At June 30, 2018, the gross unrealized losses relate to 373 separate securities.
Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.

(In millions)	2Q 2018	2Q 2017	YTD 2018	YTD 2017
Gross realized gains	$29	$129	$475	$347
Gross realized losses	(50)	(6)	(101)	(34)
Net realized gains (losses)	($21)	$123	$374	$313
Non-Cash Investing and Financing Activities

During 2Q 2018, we purchased $4.0 billion and sold $4.2 billion of non-mortgage-related securities that were traded, but not settled. We settled our purchase and sale obligations during 3Q 2018.

Freddie Mac Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8
Debt Securities and Subordinated Borrowings
The table below summarizes the interest expense per our condensed consolidated statements of comprehensive income and the balances of total debt, net per our condensed consolidated balance sheets.

	Balance, Net		Interest Expense
(In millions)	June 30, 2018	December 31, 2017	2Q 2018	2Q 2017	YTD 2018	YTD 2017
Debt securities of consolidated trusts held by third parties	$1,746,298	$1,720,996	$12,655	$11,994	$25,169	$23,715
Other debt:
Short-term debt	56,832	73,069	242	145	471	241
Long-term debt	218,032	240,565	1,402	1,382	2,616	2,750
Total other debt	274,864	313,634	1,644	1,527	3,087	2,991
Total debt, net	$2,021,162	$2,034,630	$14,299	$13,521	$28,256	$26,706
Our debt cap under the Purchase Agreement is $346.1 billion in 2018 and will decline to $300 billion on January 1, 2019. As of June 30, 2018, our aggregate indebtedness for purposes of the debt cap was $278.8 billion. Our aggregate indebtedness calculation primarily includes the par value of other short- and long-term debt.
Debt Securities of Consolidated Trusts Held by Third Parties

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.

	June 30, 2018				December 31, 2017
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2018 - 2055	$1,322,573	$1,360,514	3.69%	2018 - 2055	$1,278,911	$1,318,350	3.68%
20-year fixed-rate	2018 - 2038	71,492	73,464	3.42	2018 - 2038	73,866	76,022	3.43
15-year fixed-rate	2018 - 2033	252,407	257,284	2.86	2018 - 2033	260,633	266,241	2.86
Adjustable-rate	2018 - 2048	42,965	43,874	2.94	2018 - 2048	47,169	48,220	2.85
Interest-only	2026 - 2041	6,118	6,181	3.97	2026 - 2041	7,303	7,379	3.74
FHA/VA	2018 - 2046	781	799	4.81	2018 - 2046	847	866	4.85
Total single-family		1,696,336	1,742,116			1,668,729	1,717,078
Multifamily	2019-2047	4,144	4,182	3.63	2019-2047	3,876	3,918	3.99
Total debt securities of consolidated trusts held by third parties		$1,700,480	$1,746,298			$1,672,605	$1,720,996

(1)
Includes $637 million and $639 million at June 30, 2018 and December 31, 2017, respectively, of debt of consolidated trusts that represents the fair value of debt securities with the fair value option elected.

(2)	The effective interest rate for debt securities of consolidated trusts held by third parties was 2.90% and 2.84% as of June 30, 2018 and December 31, 2017, respectively.

Freddie Mac Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Other Debt

The table below summarizes the balances and effective interest rates for other debt.

	June 30, 2018			December 31, 2017
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Other short-term debt:
Discount notes and Reference Bills®	$34,771	$34,651	1.83%	$45,717	$45,596	1.19%
Medium-term notes	10,462	10,462	1.21	17,792	17,792	1.03
Securities sold under agreements to repurchase	11,719	11,719	1.87	9,681	9,681	1.06
Total other short-term debt	56,952	56,832	1.72	73,190	73,069	1.14
Other long-term debt:
Original maturities on or before December 31,
2018	27,276	27,281	1.04	70,557	70,587	1.16
2019	58,142	58,099	1.54	57,689	57,637	1.54
2020	40,821	40,794	1.74	38,117	38,087	1.68
2021	27,086	27,093	1.92	22,809	22,829	1.80
2022	19,456	19,427	2.41	18,538	18,506	2.38
Thereafter	29,613	27,037	4.29	17,281	14,660	5.29
STACR and SCR debt(3)	18,805	19,187	5.60	17,925	18,338	5.06
Hedging-related basis adjustments	N/A	(886)		N/A	(79)
Total other long-term debt(4)	221,199	218,032	2.34	242,916	240,565	2.04
Total other debt	$278,151	$274,864		$316,106	$313,634

(1)
Represents par value, net of associated discounts or premiums and issuance cost. Includes $4.8 billion and $5.2 billion at June 30, 2018 and December 31, 2017, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)	Based on carrying amount.

(3)
Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.

(4)	Carrying amount for other long-term debt includes callable debt of $112.7 billion and $113.8 billion at June 30, 2018 and December 31, 2017, respectively.

Freddie Mac Form 10-Q	112

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

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

instrument, including interest accruals, are recognized in the same condensed consolidated statements of comprehensive income line item used to present the earnings effect of the hedged item. Therefore, changes in the fair value of the hedged item, mortgage loans and debt, attributable to the risk being hedged are recognized in interest income - mortgage loans and interest expense, respectively, along with the changes in the fair value of the respective derivative hedging instruments. Prior to October 1, 2017, if the hedge relationship qualified for hedge accounting, changes in the fair value of the derivative hedging instrument and changes in the fair value of the hedged item attributable to the risk being hedged were recognized in other income (loss) and interest accruals on the derivative hedging instrument were included in derivative gains (losses).
Cash Flow Hedges

There are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. Amounts reclassified from AOCI are recorded in interest expense. During YTD 2018 and YTD 2017, we reclassified from AOCI into earnings, pre-tax losses of $75 million and $85 million, respectively, related to closed cash flow hedges. See Note 11 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.

Freddie Mac Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.

	June 30, 2018			December 31, 2017
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$157,034	$1,295	($390)	$213,717	$2,121	($1,224)
Pay-fixed	160,103	998	(718)	185,400	751	(5,008)
Basis (floating to floating)	5,613	—	—	5,244	—	(2)
Total interest-rate swaps	322,750	2,293	(1,108)	404,361	2,872	(6,234)
Option-based:
Call swaptions
Purchased	52,400	1,781	—	58,975	2,709	—
Written	4,850	—	(91)	4,650	—	(101)
Put swaptions
Purchased(1)	50,790	1,585	—	47,810	1,058	—
Written	2,700	—	(14)	3,000	—	(20)
Other option-based derivatives(2)	10,572	625	—	10,683	757	—
Total option-based	121,312	3,991	(105)	125,118	4,524	(121)
Futures	202,296	—	—	267,385	—	—
Commitments	74,913	74	(151)	54,207	44	(64)
Credit derivatives	2,216	—	(47)	3,569	7	(46)
Other	11,719	23	(79)	2,906	1	(19)
Total derivatives not designated as hedges	735,206	6,381	(1,490)	857,546	7,448	(6,484)
Designated as fair value hedges
Interest-rate swaps:
Receive-fixed	88,889	1	(1,402)	83,352	2	(714)
Pay-fixed	81,449	274	(1,906)	69,402	1,388	(291)
Total derivatives designated as fair value hedges	170,338	275	(3,308)	152,754	1,390	(1,005)
Derivative interest receivable (payable)		924	(929)		1,407	(1,596)
Netting adjustments(3)		(7,189)	5,318		(9,870)	8,816
Total derivative portfolio, net	$905,544	$391	($409)	$1,010,300	$375	($269)

(1)
Includes swaptions on credit indices with a notional or contractual amount of $12.3 billion and $13.4 billion at June 30, 2018 and December 31, 2017, respectively, and a fair value of $14.3 million and $5.0 million at June 30, 2018 and December 31, 2017, respectively.

(2)	Primarily consists of purchased interest-rate caps and floors and options on Treasury futures.

(3)	Represents counterparty netting and cash collateral netting.
See Note 10 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our condensed consolidated statements of comprehensive income as derivative gains (losses). In addition, for the 2017 periods, the table includes the accrual of periodic cash settlements on derivatives in qualifying hedge relationships.

(In millions)	2Q 2018	2Q 2017	YTD 2018	YTD 2017
Not designated as hedges
Interest-rate swaps:
Receive-fixed	($979)	$1,093	($4,076)	$524
Pay-fixed	1,560	(1,672)	6,201	(430)
Basis (floating to floating)	2	(1)	(28)	(1)
Total interest-rate swaps	583	(580)	2,097	93
Option based:
Call swaptions
Purchased	(296)	292	(990)	(39)
Written	14	(2)	41	1
Put swaptions
Purchased	61	(239)	388	(336)
Written	6	24	(21)	42
Other option-based derivatives(1)	(44)	34	(132)	11
Total option-based	(259)	109	(714)	(321)
Other:
Futures	64	(115)	451	(230)
Commitments	85	(61)	603	(7)
Credit derivatives	(24)	(15)	(10)	(31)
Other	10	(5)	7	(6)
Total other	135	(196)	1,051	(274)
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	74	410	296	855
Pay-fixed interest-rate swaps	(118)	(839)	(486)	(1,751)
Other	1	—	2	—
Total accrual of periodic cash settlements	(43)	(429)	(188)	(896)
Total	$416	($1,096)	$2,246	($1,398)

(1)	Primarily consists of purchased interest-rate caps and floors and options on Treasury futures.

Freddie Mac Form 10-Q	116

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Fair Value Hedges

The tables below present the effects of fair value hedge accounting by condensed consolidated statements of comprehensive income line, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.

	2Q 2018
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Other Income (Loss)
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$16,344	($14,299)	$1,011

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships:(1)
Hedged items	(713)	—	—
Derivatives designated as hedging instruments	624	—	—
Interest accruals on hedging instruments	(110)	—	—
Discontinued hedge related basis adjustment amortization	32	—	—
Interest contracts on debt:
Gain or (loss) on fair value hedging relationships:
Hedged items	—	132	—
Derivatives designated as hedging instruments	—	(87)	—
Interest accruals on hedging instruments	—	(109)	—
Discontinued hedge related basis adjustment amortization	—	(1)	—

	2Q 2017
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Other Income (Loss)
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$15,848	($13,521)	$694

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships:(1)
Hedged items	—	—	392
Derivatives designated as hedging instruments(2)	—	—	(365)
Discontinued hedge related basis adjustment amortization	(5)	—	—
Referenced footnotes are included after the next tables.

Freddie Mac Form 10-Q	117

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

	YTD 2018
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Other Income (Loss)
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$32,295	($28,256)	$1,132

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships:(1)
Hedged items	(2,686)	—	—
Derivatives designated as hedging instruments	2,311	—	—
Interest accruals on hedging instruments	(277)	—	—
Discontinued hedge related basis adjustment amortization	48	—	—
Interest contracts on debt:
Gain or (loss) on fair value hedging relationships:
Hedged items	—	810	—
Derivatives designated as hedging instruments	—	(678)	—
Interest accruals on hedging instruments	—	(123)	—
Discontinued hedge related basis adjustment amortization	—	(1)	—

	YTD 2017
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Other Income (Loss)
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$31,813	($26,706)	$1,109

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships:(1)
Hedged items	—	—	366
Derivatives designated as hedging instruments(2)	—	—	(300)
Discontinued hedge related basis adjustment amortization	(5)	—	—

(1)
In 2Q 2017 and YTD 2017, gains or losses on derivatives and hedged items were recorded in other income (loss). Beginning in 4Q 2017, gains and losses and interest accruals are recorded in interest income - mortgage loans in our condensed consolidated statements of comprehensive income due to adoption of amended hedge accounting guidance.

(2)
The gain or (loss) on fair value hedging relationships in 2Q 2017 and YTD 2017 excludes ($93) million and ($176) million, respectively, of interest accruals which were recorded in derivatives gains (losses) in our condensed consolidated statements of comprehensive income.

Freddie Mac Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Cumulative Basis Adjustments Due to Fair Value Hedging

The tables below present the hedged item cumulative basis adjustments due to qualifying fair value hedging and the related hedged item carrying amounts by their respective balance sheet line item.

	June 30, 2018
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount
(In millions)		Total	Discontinued - Hedge Related
Mortgage loans held-for-investment	$135,830	($2,355)	($2,355)
Debt	(98,221)	886	(10)

	December 31, 2017
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount
(In millions)		Total	Discontinued - Hedge Related
Mortgage loans held-for-investment	$128,140	$198	$198
Debt	(92,277)	79	(14)

Freddie Mac Form 10-Q	119

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

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
In the event that all of our counterparties for OTC derivatives were to have defaulted simultaneously on June 30, 2018, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $40 million.
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
Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total net exposure on our forward purchase and sale commitments, which are treated as derivatives, was $74 million and $44 million at June 30, 2018 and December 31, 2017, respectively.
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
Offsetting of Financial Asset and Liabilities

At June 30, 2018 and December 31, 2017, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
The tables below display offsetting and collateral information related to derivatives, securities purchased under agreements to resell and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements. Securities sold under agreements to repurchase are included in debt, net on our condensed consolidated balance sheets. During 1Q 2018, certain rule amendments made by the LCH Group became effective. As a result, the legal characterization of variation margin payments for certain of our cleared swaps changed from posting of margin collateral to settlements. The table below reflects this change as of June 30, 2018.

Freddie Mac Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

	June 30, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,453	($5,122)	($2,168)	$163	($123)	$40
Cleared and exchange-traded derivatives	30	(1)	102	131	—	131
Other	97	—	—	97	—	97
Total derivatives	7,580	(5,123)	(2,066)	391	(123)	268
Securities purchased under agreements to resell(3)(4)	41,769	—	—	41,769	(41,769)	—
Total	$49,349	($5,123)	($2,066)	$42,160	($41,892)	$268
Liabilities:
Derivatives:
OTC derivatives	($5,447)	$5,122	$244	($81)	$—	($81)
Cleared and exchange-traded derivatives	(3)	1	(49)	(51)	—	(51)
Other	(277)	—	—	(277)	—	(277)
Total derivatives	(5,727)	5,123	195	(409)	—	(409)
Securities sold under agreements to repurchase(4)	(11,719)	—	—	(11,719)	11,719	—
Total	($17,446)	$5,123	$195	($12,128)	$11,719	($409)

	December 31, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,648	($5,499)	($1,903)	$246	($205)	$41
Cleared and exchange-traded derivatives	2,545	(2,266)	(202)	77	—	77
Other	52	—	—	52	—	52
Total derivatives	10,245	(7,765)	(2,105)	375	(205)	170
Securities purchased under agreements to resell(3)(4)	55,903	—	—	55,903	(55,903)	—
Total	$66,148	($7,765)	($2,105)	$56,278	($56,108)	$170
Liabilities:
Derivatives:
OTC derivatives	($6,285)	$5,499	$688	($98)	$—	($98)
Cleared and exchange-traded derivatives	(2,671)	2,266	363	(42)	—	(42)
Other	(129)	—	—	(129)	—	(129)
Total derivatives	(9,085)	7,765	1,051	(269)	—	(269)
Securities sold under agreements to repurchase(4)	(9,681)	—	—	(9,681)	9,681	—
Total	($18,766)	$7,765	$1,051	($9,950)	$9,681	($269)

Freddie Mac Form 10-Q	122

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $3.1 billion as of both June 30, 2018 and December 31, 2017.

(3)
We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At June 30, 2018, and December 31, 2017, we had $23.4 billion and $34.8 billion, respectively, of securities pledged to us in these transactions. In addition, at June 30, 2018 and December 31, 2017, we had $1.9 billion and $3.4 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge.

(4)	Does not include the impacts of netting by central clearing organizations.
Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. At June 30, 2018, we had $2.3 billion pledged to us as collateral that was invested as part of our liquidity and contingency operating portfolio.
Collateral Pledged by Freddie Mac
The tables below summarize the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.

	June 30, 2018
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(3)	Total
Cash equivalents(1)	$—	$906	$—	$906
Debt securities of consolidated trusts(2)	360	—	301	661
Trading securities	2,735	10,828	307	13,870
Total securities pledged	$3,095	$11,734	$608	$15,437

	December 31, 2017
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(3)	Total
Debt securities of consolidated trusts(2)	$375	$—	$111	$486
Trading securities	2,766	9,705	362	12,833
Total securities pledged	$3,141	$9,705	$473	$13,319

(1)	Represents U.S. Treasury securities accounted for as cash equivalents.

(2)
Represents PCs held by us in our Capital Markets segment mortgage investments portfolio which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our condensed consolidated balance sheets.

(3)	Includes collateral related to transactions with certain clearinghouses.
The table below summarizes the underlying collateral pledged and the remaining contractual maturity of our gross obligations under securities sold under agreements to repurchase.

	June 30, 2018
(In millions)	Overnight and continuous	30 days or less	After 30 days through 90 days	Greater than 90 days	Total
U.S. Treasury securities	$—	$11,734	$—	$—	$11,734

Freddie Mac Form 10-Q	123

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Stockholders’ Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The tables below present changes in AOCI after the effects of our federal statutory tax rates of 21% and 35% for YTD 2018 and YTD 2017, respectively, related to available-for-sale securities, closed cash flow hedges and our defined benefit plans.

	YTD 2018
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$662	($356)	$83	$389
Other comprehensive income before reclassifications(1)	(601)	—	(2)	(603)
Amounts reclassified from accumulated other comprehensive income	(295)	62	(8)	(241)
Changes in AOCI by component	(896)	62	(10)	(844)
Cumulative effect of change in accounting principle(2)	143	(73)	19	89
Ending balance	($91)	($367)	$92	($366)

	YTD 2017
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$915	($480)	$21	$456
Other comprehensive income before reclassifications(1)	486	—	(3)	483
Amounts reclassified from accumulated other comprehensive income	(193)	55	—	(138)
Changes in AOCI by component	293	55	(3)	345
Ending balance	$1,208	($425)	$18	$801

(1)	For YTD 2018 and YTD 2017, net of tax expense (benefit) of $0.2 billion and $0.3 billion, respectively, for AOCI related to available-for-sale securities.

(2)	Includes the effect of adopting the accounting guidance on reclassification of stranded tax effects of the Tax Cuts and Jobs Act.
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

(In millions)	2Q 2018	2Q 2017	YTD 2018	YTD 2017
AOCI related to available-for-sale securities
Affected line items in the consolidated statements of comprehensive income:
Other gains (losses) on investment securities recognized in earnings	($21)	$123	$374	$313
Net impairment of available-for-sale securities recognized in earnings	(1)	(3)	(1)	(16)
Total before tax	(22)	120	373	297
Income tax (expense) or benefit	5	(41)	(78)	(104)
Net of tax	(17)	79	295	193
AOCI related to cash flow hedge relationships
Affected line items in the consolidated statements of comprehensive income:
Interest expense	(37)	(42)	(75)	(85)
Income tax (expense) or benefit	5	15	13	30
Net of tax	(32)	(27)	(62)	(55)
AOCI related to defined benefit plans
Affected line items in the consolidated statements of comprehensive income:
Salaries and employee benefits	5	—	10	—
Income tax (expense) or benefit	(1)	—	(2)	—
Net of tax	4	—	8	—
Total reclassifications in the period	($45)	$52	$241	$138
Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.4 billion at both June 30, 2018 and June 30, 2017, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $84 million, net of taxes, of the $0.4 billion of cash flow hedge losses in AOCI at June 30, 2018 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 15 years.

Freddie Mac Form 10-Q	125

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Senior Preferred Stock

As of June 30, 2018, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $4.6 billion as of June 30, 2018 and the Capital Reserve Amount of $3.0 billion, our dividend requirement to Treasury in September 2018 will be $1.6 billion. See Note 2 for additional information.
Upon the Conservator, acting as successor to the rights, titles, powers and privileges of the Board of Directors, declaring a senior preferred stock dividend equal to our dividend requirement and directing us to pay it before September 30, 2018, we would pay a dividend of $1.6 billion by September 30, 2018. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full, the unpaid amount would be added to the liquidation preference and our applicable Capital Reserve Amount would thereafter be zero, but this would not affect our ability to draw funds from Treasury under the Purchase Agreement. Our cumulative senior preferred stock dividend payments totaled $112.4 billion as of June 30, 2018. The aggregate liquidation preference of the senior preferred stock owned by Treasury was $75.6 billion and $75.3 billion as of June 30, 2018 and December 31, 2017, respectively.
Stock Issuances and Repurchases

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2Q 2018, except for issuances of treasury stock relating to stock-based compensation granted prior to conservatorship.
Earnings Per Share

We have participating securities related to restricted stock units with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. These participating securities consist of vested restricted stock units that earn dividend equivalents at the same rate when and as declared on common stock.
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
Diluted earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding during the period adjusted for the dilutive effect of common equivalent shares outstanding. For periods with net income attributable to common stockholders, the calculation includes the effect of the weighted-average of restricted stock units.
During periods in which a net loss attributable to common stockholders has been incurred, potential

Freddie Mac Form 10-Q	126

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect.
There were no stock options outstanding at June 30, 2018 and June 30, 2017.
Dividends Declared

No common dividends were declared during YTD 2018. During 1Q 2018 and 2Q 2018, we also did not pay dividends on the senior preferred stock. In addition, we did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during YTD 2018.

Freddie Mac Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Income Taxes
Income Tax Expense

For 2Q 2018 and 2Q 2017, we reported income tax expense of $0.6 billion and $0.8 billion, respectively, resulting in effective tax rates of 20.4% and 33.5%, respectively. For YTD 2018 and YTD 2017, we reported income tax expense of $1.4 billion and $1.9 billion, respectively, resulting in effective tax rates of 20.4% and 33.4%, respectively. Our effective tax rates differed from the statutory tax rates of 21% and 35% in these periods primarily due to our recognition of low income housing tax credits.
Deferred Tax Assets, Net

We had net deferred tax assets of $8.3 billion and $8.1 billion as of June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at June 30, 2018, we determined that it is more likely than not that our net deferred tax assets, except for a portion of the deferred tax asset related to our capital loss carryforward, will be realized. As of June 30, 2018, we have a $33 million valuation allowance recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits and IRS Examinations

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of June 30, 2018.

Freddie Mac Form 10-Q	128

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

NOTE 13
Segment Reporting
We have three reportable segments, which are based on the type of business activities each performs - Single-family Guarantee, Multifamily and Capital Markets. Material corporate-level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments are included in the All Other category. For more information, see our 2017 Annual Report.
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
The table below presents Segment Earnings by segment.

(In millions)	2Q 2018	2Q 2017	YTD 2018	YTD 2017
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$803	$778	$1,505	$1,488
Multifamily	548	389	1,020	838
Capital Markets	1,152	497	2,904	1,549
All Other	—	—	—	—
Total Segment Earnings, net of taxes	2,503	1,664	5,429	3,875
Net income	$2,503	$1,664	$5,429	$3,875
Comprehensive income (loss) of segments:
Single-family Guarantee	$801	$778	$1,499	$1,486
Multifamily	524	462	928	907
Capital Markets	1,110	746	2,158	1,827
All Other	—	—	—	—
Comprehensive income of segments	2,435	1,986	4,585	4,220
Comprehensive income	$2,435	$1,986	$4,585	$4,220

Freddie Mac Form 10-Q	129

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The tables below present detailed reconciliations between our GAAP financial statements and Segment Earnings for our reportable segments and All Other.

	2Q 2018
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$293	$862	$—	$1,155	$1,848	$3,003
Guarantee fee income(1)	1,571	204	—	—	1,775	(1,575)	200
Benefit (provision) for credit losses	103	2	—	—	105	(45)	60
Net impairment of available-for-sale securities recognized in earnings	—	—	26	—	26	(27)	(1)
Derivative gains (losses)	(6)	224	309	—	527	(111)	416
Gains (losses) on trading securities	—	(95)	(232)	—	(327)	—	(327)
Gains (losses) on loans	—	(62)	—	—	(62)	224	162
Other non-interest income (loss)	125	232	572	—	929	(154)	775
Administrative expense	(363)	(106)	(89)	—	(558)	—	(558)
REO operations expense	(20)	1	(1)	—	(20)	5	(15)
Other non-interest expense	(400)	(5)	—	—	(405)	(165)	(570)
Income tax expense	(207)	(140)	(295)	—	(642)	—	(642)
Net income	803	548	1,152	—	2,503	—	2,503
Changes in unrealized gains (losses) related to available-for-sale securities	—	(23)	(73)	—	(96)	—	(96)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	32	—	32	—	32
Changes in defined benefit plans	(2)	(1)	(1)	—	(4)	—	(4)
Total other comprehensive income (loss), net of taxes	(2)	(24)	(42)	—	(68)	—	(68)
Comprehensive income	$801	$524	$1,110	$—	$2,435	$—	$2,435

Referenced footnote is included after the YTD 2017 table.

	YTD 2018
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$564	$1,679	$—	$2,243	$3,778	$6,021
Guarantee fee income(1)	3,084	399	—	—	3,483	(3,089)	394
Benefit (provision) for credit losses	131	18	—	—	149	(152)	(3)
Net impairment of available-for-sale securities recognized in earnings	—	—	137	—	137	(138)	(1)
Derivative gains (losses)	(12)	879	1,611	—	2,478	(232)	2,246
Gains (losses) on trading securities	—	(251)	(703)	—	(954)	—	(954)
Gains (losses) on loans	—	(513)	—	—	(513)	355	(158)
Other non-interest income (loss)	225	409	1,102	—	1,736	(209)	1,527
Administrative expense	(699)	(206)	(173)	—	(1,078)	—	(1,078)
REO operations expense	(59)	1	—	—	(58)	9	(49)
Other non-interest expense	(779)	(19)	(6)	—	(804)	(322)	(1,126)
Income tax expense	(386)	(261)	(743)	—	(1,390)	—	(1,390)
Net income	1,505	1,020	2,904	—	5,429	—	5,429
Changes in unrealized gains (losses) related to available-for-sale securities	—	(90)	(806)	—	(896)	—	(896)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	62	—	62	—	62
Changes in defined benefit plans	(6)	(2)	(2)	—	(10)	—	(10)
Total other comprehensive income (loss), net of taxes	(6)	(92)	(746)	—	(844)	—	(844)
Comprehensive income	$1,499	$928	$2,158	$—	$4,585	$—	$4,585
Referenced footnote is included after the YTD 2017 table.

Freddie Mac Form 10-Q	130

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	2Q 2017
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$292	$875	$—	$1,167	$2,212	$3,379
Guarantee fee income(1)	1,506	162	—	—	1,668	(1,510)	158
Benefit (provision) for credit losses	12	6	—	—	18	404	422
Net impairment of available-for-sale securities recognized in earnings	—	—	71	—	71	(74)	(3)
Derivative gains (losses)	(17)	(180)	(485)	—	(682)	(414)	(1,096)
Gains (losses) on trading securities	—	(16)	(46)	—	(62)	—	(62)
Gains (losses) on loans	—	42	—	—	42	151	193
Other non-interest income (loss)	376	386	419	—	1,181	(665)	516
Administrative expense	(332)	(95)	(86)	—	(513)	—	(513)
REO operations expense	(41)	—	—	—	(41)	4	(37)
Other non-interest expense	(335)	(12)	(1)	—	(348)	(108)	(456)
Income tax expense	(391)	(196)	(250)	—	(837)	—	(837)
Net income	778	389	497	—	1,664	—	1,664
Changes in unrealized gains (losses) related to available-for-sale securities	—	73	222	—	295	—	295
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	27	—	27	—	27
Changes in defined benefit plans	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of taxes	—	73	249	—	322	—	322
Comprehensive income	$778	$462	$746	$—	$1,986	$—	$1,986

Referenced footnote is included after the next table.

	YTD 2017
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$563	$1,804	$—	$2,367	$4,807	$7,174
Guarantee fee income(1)	2,924	313	—	—	3,237	(2,930)	307
Benefit (provision) for credit losses	51	12	—	—	63	475	538
Net impairment of available-for-sale securities recognized in earnings	—	(4)	144	—	140	(156)	(16)
Derivative gains (losses)	(32)	(53)	(433)	—	(518)	(880)	(1,398)
Gains (losses) on trading securities	—	(15)	(181)	—	(196)	—	(196)
Gains (losses) on loans	—	9	—	—	9	198	207
Other non-interest income (loss)	710	658	1,167	—	2,535	(1,359)	1,176
Administrative expense	(665)	(190)	(169)	—	(1,024)	—	(1,024)
REO operations expense	(100)	—	—	—	(100)	7	(93)
Other non-interest expense	(653)	(33)	(5)	—	(691)	(162)	(853)
Income tax (expense) benefit	(747)	(422)	(778)	—	(1,947)	—	(1,947)
Net income (loss)	1,488	838	1,549	—	3,875	—	3,875
Changes in unrealized gains (losses) related to available-for-sale securities	—	69	224	—	293	—	293
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	55	—	55	—	55
Changes in defined benefit plans	(2)	—	(1)	—	(3)	—	(3)
Total other comprehensive income (loss), net of taxes	(2)	69	278	—	345	—	345
Comprehensive income	$1,486	$907	$1,827	$—	$4,220	$—	$4,220

(1)	Guarantee fee income is included in other income (loss) on our GAAP condensed consolidated statements of comprehensive income.

Freddie Mac Form 10-Q	131

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

NOTE 14
Concentration of Credit and Other Risks
Single-Family Credit Guarantee Portfolio

The table below summarizes the concentration by loan portfolio and geographic area of the approximately $1.9 trillion and $1.8 trillion UPB of our single-family credit guarantee portfolio at June 30, 2018 and December 31, 2017, respectively. See Note 4 and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.

	June 30, 2018		December 31, 2017		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	YTD 2018	YTD 2017
Core single-family loan portfolio	80%	0.25%	78%	0.35%	9%	2%
Legacy and relief refinance single-family loan portfolio	20	2.14	22	2.59	91	98
Total	100%	0.82	100%	1.08	100%	100%
Region(1)
West	30%	0.40	30%	0.47	14%	31%
Northeast	24	1.03	25	1.24	45	32
North Central	16	0.66	16	0.81	18	15
Southeast	16	1.32	16	1.95	17	20
Southwest	14	0.68	13	0.98	6	2
Total	100%	0.82	100%	1.08	100%	100%
State(2)
New York	5%	1.49	5%	1.74	14%	7%
New Jersey	3	1.38	3	1.78	12	8
Illinois	4	0.90	5	1.13	9	9
Florida	6	1.97	6	3.33	9	13
California	18	0.35	18	0.41	8	21
All other	64	0.71	63	0.91	48	42
Total	100%	0.82%	100%	1.08%	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during YTD 2018.

Freddie Mac Form 10-Q	132

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Interest-only	1%	1%	4.10%	4.97%
Alt-A	1	1	4.83	5.62
Original LTV ratio greater than 90%(2)	17	17	1.24	1.70
Lower credit scores at origination (less than 620)	2	2	4.97	6.34

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchase as part of our participation in the MHA Program.

Freddie Mac Form 10-Q	133

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Sellers and Servicers

Sellers
We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The tables below summarize the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume.

Single-family Sellers	YTD 2018	YTD 2017
Wells Fargo Bank, N.A.	13%	17%
Other top 10 sellers	36	36
Top 10 single-family sellers	49%	53%

Multifamily Sellers	YTD 2018	YTD 2017
CBRE Capital Markets, Inc.	16%	17%
Berkadia Commercial Mortgage LLC	11	10
Holliday Fenoglio Fowler, L.P.	11	10
Berkeley Point Capital LLC	5	12
Other top 10 sellers	36	32
Top 10 multifamily sellers	79%	81%
In recent years, there has been a shift in our single-family purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown rapidly in recent years, and we purchase a significant share of our loans from them. Our top five non-depository sellers provided approximately 22% and 19% of our single-family purchase volume during YTD 2018 and YTD 2017, respectively.
Servicers
Significant portions of our single-family and multifamily loans are serviced by several large servicers. The tables below summarize the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family credit guarantee portfolio and our multifamily mortgage portfolio, excluding loans underlying multifamily securitizations where we are not in first loss position, primarily K Certificates and SB Certificates.

Single-family Servicers	June 30, 2018(1)	December 31, 2017(1)
Wells Fargo Bank, N.A.	18%	18%
Other top 10 servicers	39	40
Top 10 single-family servicers	57%	58%

(1)	Percentage of servicing volume is based on the total single-family credit guarantee portfolio, excluding loans where we do not exercise control over the associated servicing.

Multifamily Servicers	June 30, 2018	December 31, 2017
Wells Fargo Bank, N.A.	17%	16%
CBRE Capital Markets, Inc.	10	12
Berkadia Commercial Mortgage LLC	9	11
Other top 10 servicers	38	36
Top 10 multifamily servicers	74%	75%

Freddie Mac Form 10-Q	134

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

In recent years, there has been a shift in our single-family servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our loans. As of June 30, 2018 and December 31, 2017, approximately 16% and 15%, respectively, of our single-family credit guarantee portfolio, excluding loans where we do not exercise control over the associated servicing, was serviced by our top five non-depository servicers. We routinely monitor the performance of our largest non-depository servicers.
Mortgage Insurers

We have counterparty credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 4 for additional information. As of June 30, 2018, mortgage insurers provided coverage with maximum loss limits of $90.2 billion, for $351.9 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance.
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

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	June 30, 2018	December 31, 2017
Arch Mortgage Insurance Company	A-	24%	24%
Radian Guaranty Inc.	BBB-	21	21
Mortgage Guaranty Insurance Corporation	BBB	19	19
Genworth Mortgage Insurance Corporation	BB+	15	15
Essent Guaranty, Inc.	BBB+	12	12
Total		91%	91%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of June 30, 2018. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

(2)	Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty.
We received proceeds of $0.1 billion and $0.2 billion during YTD 2018 and YTD 2017, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.1 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of both June 30, 2018 and December 31, 2017. The balance of these receivables, net of an associated allowance for credit losses, was approximately $0.1 billion at both June 30, 2018 and December 31, 2017.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of both June 30, 2018 and December 31, 2017, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We recognized an allowance for credit losses for all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.

Freddie Mac Form 10-Q	135

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
Our cash and other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, the Government Securities Division of Fixed Income Clearing Corporation (GSD/FICC), highly-rated supranational institutions and government money market funds. As of June 30, 2018 and December 31, 2017, $1,977 million and $239 million of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty risk of these institutions. As of June 30, 2018 and December 31, 2017, including amounts related to our consolidated VIEs, the balance in our other investments and cash portfolio was $73.8 billion and $89.8 billion, respectively. The balances consist primarily of cash and securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, cash advanced to lenders and other secured lending. As of June 30, 2018, all of our securities purchased under agreements to resell were fully collateralized.
Non-Agency Mortgage-Related Security Issuers

In Note 14 in our 2017 Annual Report, we noted various loss mitigation efforts concerning certain investments in non-agency mortgage related securities, including a pending lawsuit filed by FHFA, as Conservator of Freddie Mac and Fannie Mae, against Nomura Holding America, Inc. and Royal Bank of Scotland Group plc in the U.S. District Court for the Southern District of New York. In May 2015, the District Court ruled against the defendants and ordered them to pay an aggregate of $806 million, of which $779 million was to be paid to Freddie Mac, adjusted by any principal and interest collected by Freddie Mac between the date of the judgment and the date on which the judgment is executed. The judgment also provided for Freddie Mac to transfer to defendants the six mortgage-related securities at issue in the case and ordered the defendants to reimburse Freddie Mac for certain costs, legal fees and expenses. In September 2017, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s decision. Nomura and RBS filed a petition for writ of certiorari in the U.S. Supreme Court, and on June 25, 2018, the U.S. Supreme Court denied certiorari. On July 20, 2018, Freddie Mac received approximately $652 million, which included post-judgment interest, and tendered to Nomura the six certificates at issue. In addition, Freddie Mac received $16.5 million from Nomura as reimbursement of attorneys' fees and costs. We recognized the benefit of the judgment during 2Q 2018 and recorded a gain of $334 million within non-interest income on our consolidated statements of comprehensive income.

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

Freddie Mac Form 10-Q	137

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	June 30, 2018
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$27,148	$4,380	$—	$31,528
Other agency	—	1,834	270	—	2,104
Non-agency RMBS	—	—	2,226	—	2,226
Non-agency CMBS	—	31	1,624	—	1,655
Obligations of states and political subdivisions	—	—	309	—	309
Total available-for-sale securities, at fair value	—	29,013	8,809	—	37,822
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	9,986	2,428	—	12,414
Other agency	—	2,624	17	—	2,641
All other	—	20	1,284	—	1,304
Total mortgage-related securities	—	12,630	3,729	—	16,359
Non-mortgage-related securities	20,501	3,028	—	—	23,529
Total trading securities, at fair value	20,501	15,658	3,729	—	39,888
Total investments in securities	20,501	44,671	12,538	—	77,710
Mortgage loans:
Held-for-sale, at fair value	—	16,621	—	—	16,621
Derivative assets, net:
Interest-rate swaps	—	2,568	—	—	2,568
Option-based derivatives	—	3,991	—	—	3,991
Other	—	74	23	—	97
Subtotal, before netting adjustments	—	6,633	23	—	6,656
Netting adjustments(1)	—	—	—	(6,265)	(6,265)
Total derivative assets, net	—	6,633	23	(6,265)	391
Other assets:
Guarantee asset, at fair value	—	—	3,363	—	3,363
Non-derivative held-for-sale purchase commitments, at fair value	—	132	—	—	132
All other, at fair value	—	—	103	—	103
Total other assets	—	132	3,466	—	3,598
Total assets carried at fair value on a recurring basis	$20,501	$68,057	$16,027	($6,265)	$98,320
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$8	$629	$—	$637
Other debt, at fair value	—	4,651	135	—	4,786
Derivative liabilities, net:
Interest-rate swaps	—	4,416	—	—	4,416
Option-based derivatives	—	105	—	—	105
Other		212	65	—	277
Subtotal, before netting adjustments	—	4,733	65	—	4,798
Netting adjustments(1)	—	—	—	(4,389)	(4,389)
Total derivative liabilities, net	—	4,733	65	(4,389)	409
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	11	—	—	11
Total liabilities carried at fair value on a recurring basis	$—	$9,403	$829	($4,389)	$5,843
Referenced footnote is included after the next table.

Freddie Mac Form 10-Q	138

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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

	2Q 2018
	Balance, April 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2018	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$5,127	($5)	($36)	($41)	$91	$—	($312)	($315)	$—	($170)	$4,380	($2)
Other agency	44	—	—	—	239	—	—	(13)	—	—	270	—
Non-agency RMBS	2,363	46	(18)	28	—	—	(33)	(132)	—	—	2,226	14
Non-agency CMBS	1,643	(2)	(12)	(14)	—	—	—	(5)	—	—	1,624	(2)
Obligations of states and political subdivisions	327	—	—	—	—	—	—	(18)	—	—	309	—
Total available-for-sale mortgage-related securities	9,504	39	(66)	(27)	330	—	(345)	(483)	—	(170)	8,809	10
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,456	(105)	—	(105)	651	—	(164)	(10)	645	(45)	2,428	(98)
Other agency	9	(1)	—	(1)	30	—	(21)	—	—	—	17	(1)
All other	1,583	(20)	—	(20)	—	—	(261)	(18)	—	—	1,284	(18)
Total trading mortgage-related securities	3,048	(126)	—	(126)	681	—	(446)	(28)	645	(45)	3,729	(117)
Other assets:
Guarantee asset	3,285	(36)	—	(36)	—	255	—	(141)	—	—	3,363	(36)
All other, at fair value	88	23	—	23	(2)	(6)	—	—	—	—	103	11
Total other assets	$3,373	($13)	$—	($13)	($2)	$249	$—	($141)	$—	$—	$3,466	($25)

	Balance, April 1, 2018	Realized and unrealized (gains) losses			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2018	Unrealized (gains) losses still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$629	$—	$—	$—	$—	$—	$—	$—	$—	$—	$629	$—
Other debt, at fair value	135	—	—	—	—	—	—	—	—	—	135	—
Net derivatives(2)	40	13	—	13	—	(4)	—	(7)	—	—	42	7
Other liabilities:
All other, at fair value	—	—	—	—	—	—	—	—	—	—	—	—
Referenced footnotes are included after the prior period tables.

Freddie Mac Form 10-Q	140

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2018
	Balance, January 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2018	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$5,055	($6)	($140)	($146)	$91	$—	($56)	($564)	$—	$—	$4,380	($6)
Other agency	46	—	—	—	239	—	—	(15)	—	—	270	—
Non-agency RMBS	3,933	494	(469)	25	—	—	(1,500)	(232)	—	—	2,226	28
Non-agency CMBS	1,697	(4)	(59)	(63)	—	—	—	(10)	—	—	1,624	(4)
Obligations of states and political subdivisions	357	—	(2)	(2)	—	—	—	(46)	—	—	309	—
Total available-for-sale mortgage-related securities	11,088	484	(670)	(186)	330	—	(1,556)	(867)	—	—	8,809	18
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	842	(180)	—	(180)	1,225	—	—	(13)	586	(32)	2,428	(176)
Other agency	9	(1)	—	(1)	30	—	(21)	—	—	—	17	(1)
All other	2,066	(67)	—	(67)	—	—	(681)	(34)	—	—	1,284	(55)
Total trading mortgage-related securities	2,917	(248)	—	(248)	1,255	—	(702)	(47)	586	(32)	3,729	(232)
Other assets:
Guarantee asset	3,171	(20)	—	(20)	—	490	—	(278)	—	—	3,363	(20)
All other, at fair value	45	29	—	29	41	(12)	—	—	—	—	103	14
Total other assets	$3,216	$9	$—	$9	$41	$478	$—	($278)	$—	$—	$3,466	($6)

	Balance, January 1, 2018	Realized and unrealized (gains) losses			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2018	Unrealized (gains) losses still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$630	($1)	$—	($1)	$—	$—	$—	$—	$—	$—	$629	($1)
Other debt, at fair value	$137	—	—	—	—	—	—	(2)	—	—	135	—
Net derivatives(2)	57	23	—	23	—	(26)	—	(12)	—	—	42	13
Other liabilities:
All other, at fair value	—	—	—	—	—	—	—	—	—	—	—	—
Referenced footnotes are included after the prior period tables.

Freddie Mac Form 10-Q	141

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	2Q 2017
	Balance, April 1, 2017	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2017	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$6,419	$10	$17	$27	$258	$—	($482)	($391)	$—	($145)	$5,686	($5)
Other agency	62	—	—	—	—	—	—	(3)	—	(8)	51	—
Non-agency RMBS	9,270	153	158	311	—	—	(477)	(465)	—	—	8,639	70
Non-agency CMBS	3,360	2	120	122	—	—	—	(12)	—	—	3,470	2
Obligations of states and political subdivisions	560	1	(1)	—	—	—	—	(79)	—	—	481	—
Total available-for-sale mortgage-related securities	19,671	166	294	460	258	—	(959)	(950)	—	(153)	18,327	67
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	552	(51)	—	(51)	474	—	—	—	83	(170)	888	(42)
Other agency	11	(1)	—	(1)	—	—	—	—	—	—	10	—
All other	109	1	—	1	—	—	—	(2)	—	—	108	2
Total trading mortgage-related securities	672	(51)	—	(51)	474	—	—	(2)	83	(170)	1,006	(40)
Other assets:
Guarantee asset	2,340	4	—	4	—	249	—	(113)	—	—	2,480	4
All other, at fair value	—	—	—	—	—	—	—	—	—	—	—	—
Total other assets	$2,340	$4	$—	$4	$—	$249	$—	($113)	$—	$—	$2,480	$4

	Balance, April 1, 2017	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2017	Unrealized gains (losses) still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$530	$1	$—	$1	$—	$—	$—	$—	$—	$—	$531	$1
Other debt, at fair value	94	—	—	—	—	—	—	(5)	—	—	89	—
Net derivatives(2)	61	20	—	20	—	—	—	(10)	—	—	71	12
Other Liabilities:
All other, at fair value	10	6	—	6	1	—	—	—	—	—	17	6
Referenced footnotes are included after the following table.

Freddie Mac Form 10-Q	142

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2017
	Balance, January 1, 2017	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)		Transfers out of Level 3(1)	Balance, June 30, 2017	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$9,847	($1)	$35	$34	$494	$—	($907)	($703)	$17		($3,096)	$5,686	($10)
Other agency	66	—	(1)	(1)	—	—	—	(6)	—		(8)	51	—
Non-agency RMBS	11,797	431	60	491	—	—	(2,694)	(955)	—		—	8,639	137
Non-agency CMBS	3,366	2	122	124	—	—	—	(20)	—		—	3,470	2
Obligations of states and political subdivisions	665	1	(1)	—	—	—	—	(184)	—		—	481	—
Total available-for-sale mortgage-related securities	25,741	433	215	648	494	—	(3,601)	(1,868)	17		(3,104)	18,327	129
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,095	(84)	—	(84)	539	—	(592)	(9)	131		(192)	888	(74)
Other agency	12	(2)	—	(2)	—	—	—	—	—		—	10	(2)
All other	113	1	—	1	—	—	—	(6)	—		—	108	1
Total trading mortgage-related securities	1,220	(85)	—	(85)	539	—	(592)	(15)	131		(192)	1,006	(75)
Other assets:
Guarantee asset	2,299	(3)	—	(3)	—	413	—	(229)	—		—	2,480	(3)
All other, at fair value	—	—	—	—	—	—	—	—	—		—	—	—
Total other assets	$2,299	($3)	$—	($3)	$—	$413	$—	($229)	$—		$—	$2,480	($3)

	Balance, January 1, 2017	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)		Transfers out of Level 3(1)	Balance, June 30, 2017	Unrealized gains (losses) still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$—	$1	$—	$1	$—	$530	$—	$—	$—	$—	$—	$531	$1
Other debt, at fair value	95	—	—	—	—	—	—	(6)	—		—	89	—
Net derivatives(2)	50	33	—	33	—	1	—	(13)	—		—	71	21
Other Liabilities:
All other, at fair value	(2)	7	—	7	12	—	—	—	—		—	17	7

(1)
Transfers out of Level 3 during 2Q 2018 and YTD 2018 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 2Q 2018 and YTD 2018 consisted primarily of certain mortgage-related securities due to a decrease in market activity and the availability of relevant price quotes from dealers and third-party pricing services.

(2)
Amounts are the net of derivative assets and liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at June 30, 2018 and June 30, 2017, respectively. Included in these amounts are other-than temporary impairments recorded on available-for-sale securities.

Freddie Mac Form 10-Q	143

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

The tables below provide valuation techniques, the range and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.

	June 30, 2018
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(In millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$4,176	Discounted cash flows	OAS	29 - 325 bps	74 bps
	204	Other
Total Freddie Mac	4,380
Other agency	270	Other
Non-agency RMBS	1,956	Median of external sources	External pricing sources	$70.9 - $77.7	$74.0
	270	Other
Total non-agency RMBS	2,226
Non-agency CMBS	1,624	Single external source	External pricing sources	$104.0 - $105.2	$104.7
Obligations of states and political subdivisions	292	Single external source	External pricing sources	$97.2 - $107.3	$100.9
	17	Other
Total obligations of states and political subdivisions	309
Total available-for-sale mortgage-related securities	8,809
Trading, at fair value
Mortgage-related securities
Freddie Mac	871	Discounted cash flows	OAS	(21,945) - 6,521 bps	230 bps
	550	Single external source	External pricing sources	$0.0 - $6.9	$3.4
	277	Risk metrics	Effective duration	(15.99) - 12.97 years	7.71 years
	730	Other
Total Freddie Mac	2,428
Other agency	17	Other
All other	1,283	Single external source	External pricing sources	$6.2 - $108.7	$94.8
	1	Other
Total all other	1,284
Total trading mortgage-related securities	3,729
Total investments in securities	$12,538
Other assets:
Guarantee asset, at fair value	$3,132	Discounted cash flows	OAS	17 - 198 bps	135 bps
	231	Other
Total Guarantee asset, at fair value	3,363
All other at fair value	103	Other
Total other assets	3,466
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	629	Single external source	External Pricing Sources	$97.0 - $100.5	$100.0
Other debt, at fair value	135	Other
Net derivatives	42	Other

Freddie Mac Form 10-Q	144

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2017
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(In millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.

	June 30, 2018				December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$162	$5,823	$5,985	$—	$494	$6,199	$6,693

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

	June 30, 2018
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(In millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$5,823
		Internal model	Historical sales proceeds	$3,000 - $947,675	$177,666
		Internal model	Housing sales index	42 - 384 bps	104 bps
		Median of external sources	External pricing sources	$35.9 - $94.6	$81.9

	December 31, 2017
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(In millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$6,199
		Internal model	Historical sales proceeds	$3,000 - $899,000	$176,558
		Internal model	Housing sales index	43 - 394 bps	102 bps
		Median of external sources	External pricing sources	$36.5 - $94.9	$80.9

Freddie Mac Form 10-Q	146

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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

		June 30, 2018
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents(3)	Amortized cost	$6,752	$6,752	$—	$—	$—	$6,752
Securities purchased under agreements to resell	Amortized cost	41,769	—	41,769	—	—	41,769
Investments in securities:
Available-for-sale, at fair value	FV - OCI	37,822	—	29,013	8,809	—	37,822
Trading, at fair value	FV - NI	39,888	20,501	15,658	3,729	—	39,888
Total investments in securities		77,710	20,501	44,671	12,538	—	77,710
Mortgage loans:
Loans held by consolidated trusts		1,795,534	—	1,630,952	129,517	—	1,760,469
Loans held by Freddie Mac		89,317	—	31,457	60,424	—	91,881
Total mortgage loans	Various(4)	1,884,851	—	1,662,409	189,941	—	1,852,350
Derivative assets, net	FV - NI	391	—	6,633	23	(6,265)	391
Guarantee asset	FV - NI	3,363	—	—	3,374	—	3,374
Non-derivative purchase commitments, at fair value	FV - NI	132	—	132	24	—	156
Advances to lenders and other secured lending	Amortized cost	1,700	—	564	890	—	1,454
Total financial assets		$2,016,668	$27,253	$1,756,178	$206,790	($6,265)	$1,983,956
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties		$1,746,298	$—	$1,703,861	$2,329	$—	$1,706,190
Other debt		274,864	—	274,202	3,750	—	277,952
Total debt, net	Various(5)	2,021,162	—	1,978,063	6,079	—	1,984,142
Derivative liabilities, net	FV - NI	409	—	4,733	65	(4,389)	409
Guarantee obligation	Amortized cost	3,250	—	—	3,574	—	3,574
Non-derivative purchase commitments, at fair value	FV - NI	11	—	11	35	—	46
Total financial liabilities		$2,024,832	$—	$1,982,807	$9,753	($4,389)	$1,988,171

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable.

(3)	The current and prior period presentation has been modified to include restricted cash and cash equivalents due to recently adopted accounting guidance.

(4)	As of June 30, 2018, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value and FV - NII were $1.9 trillion, $9.7 billion and $16.6 billion, respectively.

(5)	As of June 30, 2018, the GAAP carrying amounts measured at amortized cost and FV - NII were $2.0 trillion and $5.4 billion, respectively.

Freddie Mac Form 10-Q	147

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

		December 31, 2017
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents(3)	Amortized cost	$9,811	$9,811	$—	$—	$—	$9,811
Securities purchased under agreements to resell	Amortized cost	55,903	—	55,903	—	—	55,903
Investments in securities:
Available-for-sale, at fair value	FV - OCI	43,597	—	32,509	11,088	—	43,597
Trading, at fair value	FV - NI	40,721	20,159	17,645	2,917	—	40,721
Total investments in securities		84,318	20,159	50,154	14,005	—	84,318
Mortgage loans:
Loans held by consolidated trusts		1,774,286	—	1,635,137	145,911	—	1,781,048
Loans held by Freddie Mac		96,931	—	32,169	67,932	—	100,101
Total mortgage loans	Various(4)	1,871,217	—	1,667,306	213,843	—	1,881,149
Derivative assets, net	FV - NI	375	—	8,830	8	(8,463)	375
Guarantee asset	FV - NI	3,171	—	—	3,359	—	3,359
Non-derivative purchase commitments, at fair value	FV - NI	137	—	137	55	—	192
Advances to lenders and other secured lending	Amortized cost	1,269	—	473	796	—	1,269
Total financial assets		$2,026,201	$29,970	$1,782,803	$232,066	($8,463)	$2,036,376
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties		$1,720,996	$—	$1,721,091	$2,679	$—	$1,723,770
Other debt		313,634	—	313,688	3,892	—	317,580
Total debt, net	Various(5)	2,034,630	—	2,034,779	6,571	—	2,041,350
Derivative liabilities, net	FV - NI	269	—	7,424	65	(7,220)	269
Guarantee obligation	Amortized cost	3,081	—	—	3,742	—	3,742
Non-derivative purchase commitments, at fair value	FV - NI	4	—	4	15	—	19
Total financial liabilities		$2,037,984	$—	$2,042,207	$10,393	($7,220)	$2,045,380

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable.

(3)	The current and prior period presentation has been modified to include restricted cash and cash equivalents due to recently adopted accounting guidance.

(4)	As of December 31, 2017, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value and FV - NII were $1.8 trillion, $14.7 billion and $20.1 billion, respectively.

(5)	As of December 31, 2017, the GAAP carrying amounts measured at amortized cost and FV - NII were $2.0 trillion and $5.8 billion, respectively.

Freddie Mac Form 10-Q	148

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

HARP Loans

The fair value of mortgage loans includes loans refinanced under HARP of $21.6 billion and $30.2 billion as of June 30, 2018 and December 31, 2017, respectively. The fair value of HARP loans reflects the total compensation that we receive for the delivery of a HARP loan, based on the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends on December 31, 2018, the beneficial pricing afforded to HARP loans may no longer be reflected in the pricing structure of our guarantee fees. If these benefits were not reflected in the pricing for these loans, the fair value of our loans would have decreased by $1.5 billion and $2.1 billion as of June 30, 2018 and December 31, 2017, respectively.
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments and certain long-term debt.
The table below presents the fair value and UPB related to certain loans and long-term debt for which we have elected the fair value option.

	June 30, 2018			December 31, 2017
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities Of Consolidated Trusts Held By Third Parties(1)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities Of Consolidated Trusts Held By Third Parties(1)
Fair value	$16,621	$4,786	$629	$20,054	$5,160	$630
Unpaid principal balance	16,494	4,320	630	19,762	4,666	630
Difference	$127	$466	($1)	$292	$494	$—

(1)	Does not include interest-only securities with fair value of $8 million and $9 million as of June 30, 2018 and December 31, 2017, respectively.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in other income (loss) in our condensed consolidated statements of comprehensive income, related to items for which we have elected the fair value option.

	2Q 2018	2Q 2017	YTD 2018	YTD 2017
(In millions)	Gains (Losses)		Gains (Losses)
Multifamily held-for-sale loans	($54)	$42	($512)	$7
Multifamily held-for-sale loan purchase commitments	192	331	297	555
Other debt - long term	19	(103)	28	(202)
Debt securities of consolidated trusts held by third parties	—	1	2	11
Changes in fair value attributable to instrument-specific credit risk were not material for 2Q 2018 and YTD 2018 and for 2Q 2017 and YTD 2017 for any assets or liabilities for which we elected the fair value option.

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
On February 23, 2018, the Second Circuit reversed the District Court’s dismissal of certain plaintiffs’ state law fraud and unjust enrichment claims on statutes of limitations grounds. While Freddie Mac was not a party to the appeal, this decision could have the effect of reinstating Freddie Mac’s fraud claims against the above-named defendants. The Second Circuit also reversed certain aspects of the District Court’s personal jurisdiction rulings and remanded with instructions to allow the named appellant to amend its complaint. On June 15, 2018, Freddie Mac filed a motion for leave to file an amended complaint, along with a proposed amended complaint.

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
Angel vs. The Federal Home Loan Mortgage Corporation et al. This case was filed pro se on May 21, 2018 against Freddie Mac, Fannie Mae, certain current and former directors of Freddie Mac and Fannie Mae, and FHFA as a nominal defendant. The complaint alleges, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, and that defendants aided and abetted the government’s “avoidance” of plaintiff’s dividend rights. On July 12, 2018, the defendants filed a motion to dismiss the complaint.
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

Freddie Mac Form 10-Q	153

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

without just compensation, and the U.S. government breached an implied-in-fact contract with Freddie Mac. In September 2015, plaintiffs filed an amended complaint, which contains one claim involving Freddie Mac. The amended complaint alleges that Freddie Mac’s charter is a contract with its common stockholders, and that, through the August 2012 amendment to the Purchase Agreement, the U.S. government breached the implied covenant of good faith and fair dealing inherent in such contract. Plaintiffs ask that they be awarded damages or other appropriate relief for the alleged breach of contract as well as attorneys’ fees, costs and expenses. Plaintiffs filed a further amended complaint under seal on March 8, 2018, and a redacted public version on April 20, 2018. The amended complaint no longer lists Freddie Mac as a nominal defendant.
Fairholme Funds, Inc., et al. vs. the United States of America, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. This case was originally filed on July 9, 2013 against the United States of America. On March 8, 2018, plaintiffs filed an amended complaint under seal. A redacted public version was filed on May 11, 2018 and adds Freddie Mac and Fannie Mae as nominal defendants. The amended complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking or exaction of private property for public use without just compensation, and that by enacting the net worth sweep, the government breached the fiduciary duty it owed to Freddie Mac and Fannie Mae, and implied-in-fact contracts between the United States on the one hand and Freddie Mac and Fannie Mae on the other. The plaintiffs ask that plaintiffs, Freddie Mac, and Fannie Mae be awarded (1) just compensation for the government’s alleged taking or exaction of their property, (2) damages for the government’s breach of fiduciary duties, and (3) damages for the government’s breach of the alleged implied-in-fact contracts. In addition, plaintiffs seek pre- and post-judgment interest, attorneys’ fees, costs, and other expenses.
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

Freddie Mac Form 10-Q	154

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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

(In millions)	June 30, 2018	December 31, 2017
GAAP net worth (deficit)	$4,585	($312)
Core capital (deficit)(1)(2)	(67,697)	(73,037)
Less: Minimum capital requirement(1)	17,809	18,431
Minimum capital surplus (deficit)(1)	($85,506)	($91,468)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

(2)
Core capital excludes certain components of GAAP total equity (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

During 2017, we and Fannie Mae worked with FHFA to develop an overall risk measurement framework for evaluating our risk management and business decisions during conservatorship, known as the CCF. We use both the CCF and our internal capital model, which are aligned, to measure risk for making economically effective decisions. We are required to submit quarterly reports to FHFA related to the CCF requirements.

Freddie Mac Form 10-Q	155

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

NOTE 18
Selected Financial Statement Line Items
The table below presents the significant components of other income (loss) on our condensed consolidated statements of comprehensive income.

(In millions)	2Q 2018	2Q 2017	YTD 2018	YTD 2017
Other income (loss):
Non-agency mortgage-related securities settlements and judgments	$334	$—	$334	$3
Gains (losses) on loans	162	193	(158)	207
Guarantee fee income	200	158	394	307
Gains (losses) on held-for-sale loan purchase commitments	192	331	297	555
All other	123	12	265	37
Total other income (loss)	$1,011	$694	$1,132	$1,109
The table below presents the significant components of other assets and other liabilities on our condensed consolidated balance sheets.

(In millions)	June 30, 2018	December 31, 2017
Other assets:
Real estate owned, net	$771	$892
Accounts and other receivables(1)(2)	8,026	6,924
Guarantee asset	3,363	3,171
Fixed assets	883	798
Advances to lenders and other secured lending(2)	1,700	1,269
All other	747	636
Total other assets	$15,490	$13,690
Other liabilities:
Servicer liabilities	$370	$628
Guarantee obligation	3,250	3,081
Accounts payable and accrued expenses	678	754
Payables related to securities	4,012	2,813
Income taxes payable	—	656
All other	889	1,036
Total other liabilities	$9,199	$8,968

(1)	Primarily consists of servicer receivables and other non-interest receivables.

(2)
Current and prior period presentation has been modified to reflect certain secured lending activity within advances to lenders and other secured lending. Previously this activity was included in accounts and other receivables.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac Form 10-Q	156

Other Information

Other Information
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 16 in this report, our 2017 Annual Report and our Form 10-Q for the first quarter of 2018.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. For information on these lawsuits, see the Legal Proceedings section in our 2017 Annual Report and our Form 10-Q for the first quarter of 2018. One of these cases was filed in the U.S. District Court for the Northern District of Illinois. On March 27, 2017, the District Court dismissed this case. On May 3, 2018, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s decision. On May 18, 2018, two additional cases were filed in the U.S. Court of Federal Claims.
Some of these cases also have challenged the constitutionality of the structure of FHFA. One such case was filed in the U.S. District Court for the District of Minnesota. On July 6, 2018, the District Court dismissed this case. Another such case was filed in the U.S. District Court for the Southern District of Texas. On July 16, 2018, the U.S. Court of Appeals for the Fifth Circuit concluded in this case that FHFA’s structure is unconstitutional and remanded the case with instructions to enter judgment declaring that the for-cause limitation on the removal of FHFA’s Director violates the Constitution’s separation-of-powers principles. The Fifth Circuit decision did not invalidate the Purchase Agreement, and the Court affirmed dismissal of the plaintiffs’ other claims challenging the Purchase Agreement pursuant to the Administrative Procedures Act.
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

Freddie Mac Form 10-Q	157

Other Information

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
The web site address for disclosure about our debt securities is www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac’s global debt facility, including pricing supplements for individual issuances of debt securities. Similar information about our STACR debt notes and SCR debt notes is available at crt.freddiemac.com and mf.freddiemac.com/investors/, respectively.
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

Freddie Mac Form 10-Q	158

Other Information

EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac Form 10-Q	159

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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 2Q 2018
We evaluated the changes in our internal control over financial reporting that occurred during 2Q 2018 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Freddie Mac Form 10-Q	160

Controls and Procedures

MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of June 30, 2018 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 2Q 2018 have been prepared in conformity with GAAP.

Freddie Mac Form 10-Q	161

Exhibit Index

Exhibit Index

Exhibit	Description*
3.1	Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act

10.1	PC Master Trust Agreement, dated July 1, 2018

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

* The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac Form 10-Q	162

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: July 31, 2018

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: July 31, 2018

Freddie Mac Form 10-Q	163

Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	80 - 156
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 79
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60 - 64
Item 4.	Controls and Procedures	160 - 161
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	157
Item 1A	Risk Factors	157
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	157 - 159
Item 6.	Exhibits	159
Exhibit Index		162
Signatures		163

Freddie Mac Form 10-Q	164