Form 10-Q
period 2018-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2018-10-31
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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
As of October 16, 2018, there were 650,058,775 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac Form 10-Q	i

Management's Discussion and Analysis	Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the Forward-Looking Statements sections of this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2017, or 2017 Annual Report, and our Quarterly Reports on Form 10-Q for the first and second quarters of 2018, and the Business and Risk Factors sections of our 2017 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2017 Annual Report.
You should read the following MD&A in conjunction with our 2017 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2018 included in Financial Statements. Throughout this Form 10-Q, we refer to the three months ended September 30, 2018, the three months ended June 30, 2018, the three months ended March 31, 2018, the three months ended December 31, 2017 and the three months ended September 30, 2017 as "3Q 2018," "2Q 2018," "1Q 2018," "4Q 2017" and "3Q 2017," respectively. We refer to the nine months ended September 30, 2018 and the nine months ended September 30, 2017 as "YTD 2018" and "YTD 2017," respectively.
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

Business Results
Portfolio Balances

Guarantee Portfolios

Investments Portfolios

Total Guarantee Portfolio

■
Our total guarantee portfolio grew $117 billion, or 6%, from September 30, 2017 to September 30, 2018, driven by a 4% increase in our single-family credit guarantee portfolio and a 23% increase in our multifamily guarantee portfolio.

●
The growth in our single-family credit guarantee portfolio was primarily driven by an increase in U.S. single-family mortgage debt outstanding as a result of continued home price appreciation. New business acquisitions had a higher average loan size compared to older vintages that continued to run off.

●
The growth in our multifamily guarantee portfolio was primarily driven by strong multifamily market fundamentals, coupled with the growth in our share of new business volume due to our strategic pricing efforts and an increase in purchase activity associated with certain targeted loans in underserved markets.

Freddie Mac Form 10-Q	2

Management's Discussion and Analysis	Introduction

Total Investments Portfolio

■	Our total investments portfolio declined $38 billion, or 11%, from September 30, 2017 to September 30, 2018, primarily due to repayments and the active disposition of less liquid assets.

●	We continue to reduce the mortgage-related investments portfolio as required by the Purchase Agreement and FHFA.
Consolidated Financial Results

Comprehensive income was $2.6 billion in 3Q 2018, compared to $4.7 billion in 3Q 2017.
Key Drivers:

■
Continued reduction in the balance of our mortgage-related investments portfolio, partially offset by continued growth in our single-family credit guarantee portfolio, resulted in lower net interest income.

■
Shift to benefit for credit losses in 3Q 2018, from a provision for credit losses in 3Q 2017, driven by estimated losses from hurricane activity in 3Q 2017 that increased the provision for credit losses in that period.

■
Recognition of $4.5 billion in proceeds received in 3Q 2017 from a settlement with the Royal Bank of Scotland plc (RBS) related to certain of our non-agency mortgage related securities. We did not have any significant settlements in 3Q 2018.

■	Reduction in the statutory corporate income tax rate resulted in lower income tax expense.
Our total equity was $5.6 billion at September 30, 2018. Because our net worth was positive, we are not requesting a draw from Treasury under the Purchase Agreement for 3Q 2018. Based on our Net Worth Amount at September 30, 2018 of $5.6 billion and the applicable Capital Reserve Amount of $3.0 billion, we will have a dividend requirement to Treasury in December 2018 of $2.6 billion.
Our cumulative senior preferred stock dividend payments totaled $114.0 billion as of September 30, 2018. Under the Purchase Agreement the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock, which remains at $75.6 billion. In addition, the amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
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
Single-Family Home Prices
National Home Prices

Commentary

■
Home prices continued to appreciate, increasing by 0.2% and 1.0% during 3Q 2018 and 3Q 2017, respectively, and by 5.7% and 7.0% during YTD 2018 and YTD 2017, respectively, based on our own non-seasonally adjusted price index of single-family homes funded by loans owned or guaranteed by us or Fannie Mae.

■	We expect home price growth will continue in 2019, although at a slower pace than in 2018, due to a gradual increase in housing supply and a moderate increase in mortgage interest rates.

■	Increases in home prices typically result in lower delinquency rates and lower loss severity, which generally reduce estimated credit losses on our total mortgage portfolio.

■	Higher single-family home prices may also contribute to an increase in potential multifamily renters.

Freddie Mac Form 10-Q	5

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

Interest Rates
Key Market Interest Rates

Commentary

■
The quarterly ending and quarterly average 30-year Primary Mortgage Market Survey ("PMMS") interest rates were higher at September 30, 2018 than September 30, 2017. Increases in the PMMS rate typically result in decreases in refinance activity and U.S. single-family loan originations.

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

value gains and losses. In addition, the GAAP accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value) creates variability in our GAAP earnings when interest rates change. We elect hedge accounting for certain assets and liabilities in an effort to reduce our GAAP earnings variability and better align our GAAP results with the economics of our business.

■
The quarterly ending and quarterly average short-term interest rates, as indicated by the 3-month LIBOR rate, were higher at September 30, 2018 than September 30, 2017. An increase in short-term interest rates generally increases the interest earned on our short-term investments and interest expense on our short-term funding.

■	For additional information on the effect of LIBOR rates on our financial results, see Our Business Segments - Capital Markets - Market Conditions.

Freddie Mac Form 10-Q	7

Management's Discussion and Analysis	Key Economic Indicators | Unemployment Rate

Unemployment Rate
Unemployment Rate and Job Creation(1)

Source: U.S. Bureau of Labor Statistics
(1) Excludes Puerto Rico and the U.S. Virgin Islands.
Commentary

■	Average monthly net new jobs (non-farm) were higher in 3Q 2018 than 3Q 2017.

■	The national unemployment rate was lower in 3Q 2018 than 3Q 2017, and in September 2018, declined to the lowest rate since December 1969.

■
Changes in monthly net new jobs and the national unemployment rate can affect several housing market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies. For example, decreases in the national unemployment rate typically result in lower levels of delinquencies, which generally result in a decrease in estimated credit losses on our total mortgage portfolio.

Freddie Mac Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.

			Change				Change
(Dollars in millions)	3Q 2018	3Q 2017	$	%	YTD 2018	YTD 2017	$	%
Net interest income	$3,257	$3,489	($232)	(7)%	$9,278	$10,663	($1,385)	(13)%
Benefit (provision) for credit losses	380	(716)	1,096	153	377	(178)	555	312
Net interest income after benefit (provision) for credit losses	3,637	2,773	864	31	9,655	10,485	(830)	(8)
Non-interest income (loss):
Gains (losses) on extinguishment of debt	146	27	119	441	403	295	108	37
Derivative gains (losses)	728	(678)	1,406	207	2,974	(2,076)	5,050	243
Net impairment of available-for-sale securities recognized in earnings	(2)	(1)	(1)	(100)	(3)	(17)	14	82
Other gains (losses) on investment securities recognized in earnings	(441)	723	(1,164)	(161)	(1,021)	840	(1,861)	(222)
Other income (loss)	394	5,403	(5,009)	(93)	1,526	6,512	(4,986)	(77)
Total non-interest income (loss)	825	5,474	(4,649)	(85)	3,879	5,554	(1,675)	(30)
Non-interest expense:
Administrative expense	(569)	(524)	(45)	(9)	(1,647)	(1,548)	(99)	(6)
REO operations expense	(38)	(35)	(3)	(9)	(87)	(128)	41	32
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(375)	(339)	(36)	(11)	(1,100)	(990)	(110)	(11)
Other expense	(218)	(159)	(59)	(37)	(619)	(361)	(258)	(71)
Total non-interest expense	(1,200)	(1,057)	(143)	(14)	(3,453)	(3,027)	(426)	(14)
Income (loss) before income tax (expense) benefit	3,262	7,190	(3,928)	(55)	10,081	13,012	(2,931)	(23)
Income tax (expense) benefit	(556)	(2,519)	1,963	78	(1,946)	(4,466)	2,520	56
Net income (loss)	2,706	4,671	(1,965)	(42)	8,135	8,546	(411)	(5)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(147)	(21)	(126)	(600)	(991)	324	(1,315)	(406)
Comprehensive income (loss)	$2,559	$4,650	($2,091)	(45)%	$7,144	$8,870	($1,726)	(19)%

Freddie Mac Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

Net Interest Income
Net Interest Yield Analysis

The tables below present an analysis of interest-earning assets and interest-bearing liabilities.

	3Q 2018			3Q 2017
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$7,114	$15	0.84%	$10,064	$14	0.53%
Securities purchased under agreements to resell	45,412	235	2.07	57,107	166	1.16
Advances to lenders and other secured lending	1,626	11	2.48	804	5	2.51
Mortgage-related securities:
Mortgage-related securities	143,113	1,495	4.18	159,640	1,572	3.94
Extinguishment of PCs held by Freddie Mac	(89,976)	(885)	(3.93)	(85,198)	(811)	(3.81)
Total mortgage-related securities, net	53,137	610	4.60	74,442	761	4.09
Non-mortgage-related securities	24,799	145	2.33	15,127	60	1.62
Loans held by consolidated trusts(1)	1,804,347	15,759	3.49	1,731,577	14,617	3.38
Loans held by Freddie Mac(1)	97,456	1,028	4.22	117,298	1,250	4.26
Total interest-earning assets	2,033,891	17,803	3.50	2,006,419	16,873	3.37
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	1,832,707	(13,712)	(2.99)	1,755,578	(12,663)	(2.89)
Extinguishment of PCs held by Freddie Mac	(89,976)	885	3.93	(85,198)	811	3.81
Total debt securities of consolidated trusts held by third parties	1,742,731	(12,827)	(2.94)	1,670,380	(11,852)	(2.84)
Other debt:
Short-term debt	69,435	(361)	(2.04)	68,868	(173)	(0.99)
Long-term debt	212,256	(1,358)	(2.54)	259,075	(1,359)	(2.08)
Total other debt	281,691	(1,719)	(2.42)	327,943	(1,532)	(1.85)
Total interest-bearing liabilities	2,024,422	(14,546)	(2.87)	1,998,323	(13,384)	(2.68)
Impact of net non-interest-bearing funding	9,469	—	0.01	8,096	—	0.01
Total funding of interest-earning assets	$2,033,891	($14,546)	(2.86)%	$2,006,419	($13,384)	(2.67)%
Net interest income/yield		$3,257	0.64%		$3,489	0.70%

(1)
Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $620 million and $634 million for loans held by consolidated trusts and $25 million and $37 million for loans held by Freddie Mac during 3Q 2018 and 3Q 2017, respectively.

Freddie Mac Form 10-Q	10

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

	YTD 2018			YTD 2017
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$6,917	$39	0.74%	$11,417	$38	0.44%
Securities purchased under agreements to resell	46,743	637	1.82	55,903	386	0.92
Advances to lenders and other secured lending	1,340	26	2.58	651	12	2.42
Mortgage-related securities:
Mortgage-related securities	145,965	4,571	4.18	168,819	4,886	3.86
Extinguishment of PCs held by Freddie Mac	(89,861)	(2,577)	(3.82)	(87,883)	(2,456)	(3.73)
Total mortgage-related securities, net	56,104	1,994	4.74	80,936	2,430	4.00
Non-mortgage-related securities	18,017	302	2.23	18,049	207	1.54
Loans held by consolidated trusts(1)	1,789,433	45,908	3.42	1,720,906	43,810	3.39
Loans held by Freddie Mac(1)	100,382	3,174	4.22	119,843	3,870	4.31
Total interest-earning assets	2,018,936	52,080	3.44	2,007,705	50,753	3.37
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	1,816,897	(40,573)	(2.98)	1,744,260	(38,023)	(2.91)
Extinguishment of PCs held by Freddie Mac	(89,861)	2,577	3.82	(87,883)	2,456	3.73
Total debt securities of consolidated trusts held by third parties	1,727,036	(37,996)	(2.93)	1,656,377	(35,567)	(2.86)
Other debt:
Short-term debt	63,576	(832)	(1.73)	72,292	(414)	(0.76)
Long-term debt	220,820	(3,974)	(2.39)	270,251	(4,109)	(2.02)
Total other debt	284,396	(4,806)	(2.24)	342,543	(4,523)	(1.75)
Total interest-bearing liabilities	2,011,432	(42,802)	(2.84)	1,998,920	(40,090)	(2.67)
Impact of net non-interest-bearing funding	7,504	—	0.01	8,785	—	0.01
Total funding of interest-earning assets	$2,018,936	($42,802)	(2.83)%	$2,007,705	($40,090)	(2.66)%
Net interest income/yield		$9,278	0.61%		$10,663	0.71%

(1)
Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $1.8 billion and $1.7 billion for loans held by consolidated trusts and $70 million and $132 million for loans held by Freddie Mac during YTD 2018 and YTD 2017, respectively.

Freddie Mac Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

Components of Net Interest Income

The table below presents the components of net interest income.

			Change				Change
(Dollars in millions)	3Q 2018	3Q 2017	$	%	YTD 2018	YTD 2017	$	%
Contractual net interest income:
Guarantee fee income	$869	$808	$61	8%	$2,561	$2,495	$66	3%
Guarantee fee income related to the Temporary Payroll Tax Cut Continuation Act of 2011	364	333	31	9	1,067	974	93	10
Other contractual net interest income	1,346	1,604	(258)	(16)	4,189	4,900	(711)	(15)
Total contractual net interest income	2,579	2,745	(166)	(6)	7,817	8,369	(552)	(7)
Net amortization - loans and debt securities of consolidated trusts	820	822	(2)	—	2,269	2,442	(173)	(7)
Net amortization - other assets and debt	(108)	(38)	(70)	(184)	(187)	(23)	(164)	(713)
Hedge accounting impact	(34)	(40)	6	15	(621)	(125)	(496)	(397)
Net interest income	$3,257	$3,489	($232)	(7)%	$9,278	$10,663	($1,385)	(13)%
Key Drivers:

■	Guarantee fee income

●	3Q 2018 vs. 3Q 2017 and YTD 2018 vs. YTD 2017 - increased primarily due to the continued growth of the core single-family loan portfolio.

■	Other contractual net interest income

●
3Q 2018 vs. 3Q 2017 and YTD 2018 vs. YTD 2017 - decreased due to the continued reduction in the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA. See Conservatorship and Related Matters - Reducing Our Mortgage-Related Investments Portfolio Over Time for a discussion of the key drivers of the decline in our mortgage-related investments portfolio.

■	Net amortization of loans and debt securities of consolidated trusts

●
YTD 2018 vs. YTD 2017 - decreased primarily due to lower amortization of debt securities of consolidated trusts driven by a decrease in prepayments as a result of higher interest rates, partially offset by an increase in amortization from higher upfront fees on mortgage loans.

■	Net amortization of other assets and debt

●
YTD 2018 vs. YTD 2017 - losses increased primarily due to less accretion on unsecuritized mortgage loans, as certain of those loans were reclassified from held-for-investment to held-for-sale and ceased amortizing, coupled with less accretion of previously recognized other-than-temporary impairments on non-agency mortgage-related securities. The decrease in accretion of other-than-temporary impairments on non-agency mortgage-related securities was due to a decline in the population of impaired securities as a result of our active disposition of these securities and a decline in new other-than-temporary impairments recognized.

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
The table below presents the components of derivative gains (losses).

			Change				Change
(Dollars in millions)	3Q 2018	3Q 2017	$	%	YTD 2018	YTD 2017	$	%
Fair value change in interest-rate swaps	$736	$23	$713	3,100%	$2,833	$116	$2,717	2,342%
Fair value change in option-based derivatives	(306)	(198)	(108)	(55)	(1,020)	(519)	(501)	(97)
Fair value change in other derivatives	271	(105)	376	358	1,322	(379)	1,701	449
Accrual of periodic cash settlements	27	(398)	425	107	(161)	(1,294)	1,133	88
Derivative gains (losses)	$728	($678)	$1,406	207%	$2,974	($2,076)	$5,050	243%
Key Drivers:

■
3Q 2018 vs. 3Q 2017 and YTD 2018 vs. YTD 2017 - During the 2018 periods, increases in long-term rates resulted in derivative fair value gains compared to derivative fair value losses during the 2017 periods. The 10-year par swap rate increased 18 and 72 basis points during 3Q 2018 and YTD 2018, respectively, compared to a 1 basis point increase and a 4 basis point decline during 3Q 2017 and YTD 2017, respectively. The interest rate increases during the 2018 periods resulted in fair value gains in our pay-fixed interest rate swaps, forward commitments to issue PCs, and futures, partially offset by fair value losses in our receive-fixed swaps and certain of our option-based derivatives.

Freddie Mac Form 10-Q	14

Management's Discussion and Analysis	Consolidated Results of Operations | Other Income (Loss)

Other Income (Loss)
Components of Other Income (Loss)

The table below presents the components of other income (loss).

			Change				Change
(Dollars in millions)	3Q 2018	3Q 2017	$	%	YTD 2018	YTD 2017	$	%
Other income (loss)
Non-agency mortgage-related securities settlements and judgments	$—	$4,525	($4,525)	N/A	$334	$4,525	($4,191)	(93)%
Gains (losses) on loans(1)	(173)	203	(376)	(185)	(331)	410	(741)	(181)
Gains (losses) on held-for-sale loan purchase commitments(1)	267	271	(4)	(1)	564	826	(262)	(32)
Gains (losses) on debt(1)	12	62	(50)	(81)	42	(129)	171	133
All other	288	272	16	6	917	744	173	23
Fair value hedge accounting
Change in fair value of derivatives in qualifying hedge relationships	—	85	(85)	N/A	—	(215)	215	N/A
Change in fair value of hedged items in qualifying hedge relationships	—	(15)	15	N/A	—	351	(351)	N/A
Total other income (loss)	$394	$5,403	($5,009)	(93)%	$1,526	$6,512	($4,986)	(77)%

(1)	Includes fair value gains (losses) on loans, held-for-sale loan purchase commitments and debt for which we have elected the fair value option.
Key Drivers:
■ 3Q 2018 vs. 3Q 2017 - Other income decreased primarily driven by:
● Recognition of $4.5 billion in proceeds received during 3Q 2017 from the RBS settlement related to certain of our non-agency mortgage related securities.
● Larger interest rate-related fair value losses on multifamily mortgage loans for which we have elected the fair value option due to an increase in long-term interest rates, coupled with lower gains on sales of single-family seasoned loans.
● Adoption of amended hedge accounting guidance in 4Q 2017, which resulted in fair value changes for derivatives and hedged items in qualifying hedge relationships no longer being recognized in other income (loss). See Note 9 for more information.
■ YTD 2018 vs. YTD 2017 - Other income decreased primarily driven by:
● Recognition of $4.5 billion in proceeds received during YTD 2017 from the RBS settlement related to certain of our non-agency mortgage related securities.
● Larger interest rate-related fair value losses on multifamily mortgage loans and commitments for which we have elected the fair value option due to an increase in long-term interest rates, partially offset by increased gains on a higher volume of sales of single-family seasoned loans during YTD 2018 compared to YTD 2017.
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

			Change				Change
(Dollars in millions)	3Q 2018	3Q 2017	$	%	YTD 2018	YTD 2017	$	%
Other comprehensive income (loss), excluding certain items	($211)	$504	($715)	(142)%	($706)	$1,090	($1,796)	(165)%
Excluded items:
Accretion due to significant increases in expected cash flows on previously impaired available-for-sale securities	(8)	(34)	26	76	(116)	(137)	21	15
Realized (gains) losses reclassified from AOCI	72	(491)	563	115	(169)	(629)	460	73
Total excluded items	64	(525)	589	112	(285)	(766)	481	63
Total other comprehensive income (loss)	($147)	($21)	($126)	(600)%	($991)	$324	($1,315)	(406)%
Key Drivers:
■ Other comprehensive income (loss), excluding certain items

●
3Q 2018 vs. 3Q 2017 and YTD 2018 vs. YTD 2017 - shifted to losses in the 2018 periods from income in the 2017 periods primarily due to higher fair value losses compared to fair value gains on agency and non-agency mortgage-related securities classified as available-for-sale as long-term interest rates increased during the 2018 periods, while rates remained relatively flat during 3Q 2017 and decreased during YTD 2017, coupled with smaller fair value gains from less market spread tightening and lower balances on our non-agency mortgage-related securities.

Excluded items:
■ Realized (gains) losses reclassified from AOCI

●
3Q 2018 vs. 3Q 2017 - reflected reclassified losses during 3Q 2018 compared to reclassified gains during 3Q 2017 due to sales of agency mortgage-related securities in an unrealized loss position and a lower sales volume of non-agency mortgage-related securities classified as available-for-sale as the non-agency mortgage-related securities balance continued to decline.

●
YTD 2018 vs. YTD 2017 - reflected smaller amounts of reclassified gains during YTD 2018 due to a lower sales volume of non-agency mortgage-related securities classified as available-for-sale as the non-agency mortgage-related securities balance continued to decline.

Freddie Mac Form 10-Q	16

Management's Discussion and Analysis	Consolidated Results of Operations | Other Key Drivers

Other Key Drivers
Explanation of Other Key Drivers

Key Drivers:
■ Benefit (provision) for credit losses

●
3Q 2018 vs. 3Q 2017 and YTD 2018 vs. YTD 2017 - shifted to benefit for credit losses in the 2018 periods from a provision for credit losses in the 2017 periods, driven by estimated losses from hurricane activity in 3Q 2017 that increased the provision for credit losses in the 2017 periods.

■ Gains (losses) on extinguishment of debt

●
3Q 2018 vs. 3Q 2017 and YTD 2018 vs. YTD 2017 - improved primarily due to an increase in the amount of gains recognized from the extinguishment of certain fixed-rate debt securities of consolidated trusts (i.e., PCs), as market rates increased between the time of issuance and repurchase, combined with an increase in the amount of debt securities of consolidated trusts repurchased. The amount of extinguishment gains or losses may vary, as the type and amount of PCs selected for repurchase are based on our investment and funding strategies, including our efforts to support the liquidity and price performance of our PCs.

■ Other gains (losses) on investment securities recognized in earnings

●
3Q 2018 vs. 3Q 2017 and YTD 2018 vs. YTD 2017 - shifted to losses in the 2018 periods from gains in the 2017 periods primarily driven by larger fair value losses on our mortgage and non-mortgage-related securities classified as trading as interest rates increased during the 2018 periods, partially offset by lower fair value gains driven by less spread tightening and lower volume on sales of our available-for-sale non-agency mortgage-related securities.

■ Other expense

●
3Q 2018 vs. 3Q 2017 and YTD 2018 vs. YTD 2017 - increased primarily due to recoveries in the 2017 periods of amounts previously recognized in other expense. This activity did not repeat in the 2018 periods.

■ Income tax expense

●	3Q 2018 vs. 3Q 2017 and YTD 2018 vs. YTD 2017 - decreased due to the lower statutory corporate income tax rate in the 2018 periods.

Freddie Mac Form 10-Q	17

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.

			Change
(Dollars in millions)	9/30/2018	12/31/2017	$	%
Assets:
Cash and cash equivalents(1)	$7,038	$9,811	($2,773)	(28)%
Securities purchased under agreements to resell	48,540	55,903	(7,363)	(13)
Subtotal	55,578	65,714	(10,136)	(15)
Investments in securities, at fair value	75,930	84,318	(8,388)	(10)
Mortgage loans, net	1,902,428	1,871,217	31,211	2
Accrued interest receivable	6,600	6,355	245	4
Derivative assets, net	469	375	94	25
Deferred tax assets, net	7,876	8,107	(231)	(3)
Other assets	14,576	13,690	886	6
Total assets	$2,063,457	$2,049,776	$13,681	1%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,418	$6,221	$197	3%
Debt, net	2,041,990	2,034,630	7,360	—
Derivative liabilities, net	295	269	26	10
Other liabilities	9,195	8,968	227	3
Total liabilities	2,057,898	2,050,088	7,810	—
Total equity	5,559	(312)	5,871	1,882
Total liabilities and equity	$2,063,457	$2,049,776	$13,681	1%
(1) The current and prior period presentation has been modified to include restricted cash and cash equivalents due to recently adopted accounting guidance.
Key Drivers:
As of September 30, 2018 compared to December 31, 2017:

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
■ Total equity increased primarily as a result of higher comprehensive income in 3Q 2018 compared to 4Q 2017, combined with our ability to retain equity as a result of an increase in the applicable Capital Reserve Amount, which is $3.0 billion as of January 1, 2018.

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
U.S. Single-Family Originations
Source: Inside Mortgage Finance dated August 17, 2018 (latest available IMF purchase/refinance information).

Single-Family Serious Delinquency Rates

Source: National Delinquency Survey from the Mortgage Bankers Association. Data as of August 16, 2018 (latest available NDS information).

Commentary

■ U.S. single-family loan origination volume decreased to $435 billion in 3Q 2018 from $495 billion in 3Q 2017, driven by lower refinance volume as a result of higher mortgage interest rates in 3Q 2018. Mortgage origination data is from Inside Mortgage Finance as of October 26, 2018.
■ We expect continued growth in U.S. single-family home purchase volume due to a gradual increase in housing supply and home price appreciation, while a moderate increase in mortgage interest rates is expected to result in a lower refinance volume. Freddie Mac's single-family loan purchase volumes typically follow a similar trend.
■ The single-family serious delinquency rate in the U.S. decreased during 2Q 2018 as the impacts from the hurricanes in 3Q 2017 subsided and the general economy continued to improve. Freddie Mac's serious delinquency rate typically follows a similar trend.

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

Percentage of Single-Family Loan Purchases and Guarantees by Loan Purpose
Commentary

■ Our loan purchase and guarantee activity decreased during the 2018 periods compared to the 2017 periods primarily due to a decline in refinance activity as a result of higher average mortgage interest rates, partially offset by higher home purchase volume.
■ Freddie Mac purchases loans originated by lenders using Fannie Mae's Automated Underwriting System (AUS). Fannie Mae announced changes to its AUS in July 2017, which led to an increase in eligibility for purchase of new loans with debt-to-income ratios between 45% and 50% (high DTI). These loans have minimal impact on our single-family credit guarantee portfolio, but we are monitoring the overall credit quality and performance of these loans. Although the volume of our purchases of these high DTI loans may increase over time, we expect to purchase fewer loans with high DTI ratios that have other high-risk characteristics.

Freddie Mac Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio
Commentary

■
The single-family credit guarantee portfolio increased at an annualized rate of approximately 3% from December 31, 2017 to September 30, 2018, driven by an increase in U.S. single-family mortgage debt outstanding as a result of continued home price appreciation. New business acquisitions had a higher average loan size compared to older vintages that continued to run off.

■	The core single-family loan portfolio grew to 81% of the single-family credit guarantee portfolio at September 30, 2018, compared to 78% at December 31, 2017.

■
The legacy and relief refinance single-family loan portfolio declined to 19% of the single-family credit guarantee portfolio at September 30, 2018, compared to 22% at December 31, 2017, driven primarily by liquidations.

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
Commentary

■
The average portfolio Segment Earnings guarantee fee rate declined during 3Q 2018 compared to 3Q 2017 due to a decrease in recognition of upfront fees driven by a lower prepayment rate. The guarantee fee rate remained relatively unchanged during YTD 2018 compared to YTD 2017.

■
The average guarantee fee rate charged on new acquisitions decreased during the 2018 periods compared to the 2017 periods due to a decline in loans that were assessed with additional risk-based fees, as the mix of loans we acquired changed.

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
The following charts present the issuance amounts for the CRT transactions that occurred during 3Q 2018 and the cumulative issuance amounts for all CRT transactions as of September 30, 2018 by loss position and the party holding each loss position, excluding senior subordinate securitization structures and seller indemnification agreements.
New CRT Transactions during 3Q 2018(1)

(In billions)
Senior	Freddie Mac $30.8			Reference Pool $32.0

Mezzanine	Freddie Mac(5) ($0.2)	ACIS(3)(5) $0.5	Other CRT $0.6

First Loss(4)	Freddie Mac(5) ($0.1)	ACIS(5) $0.2	Other CRT $0.2

Cumulative CRT Transactions as of September 30, 2018(1)(2)

(In billions)
Senior	Freddie Mac $1,027.1				Reference Pool $1,074.2

Mezzanine	Freddie Mac $2.4	ACIS(3) $9.3	STACR Debt Notes $23.6	Other CRT $1.8

First Loss(4)	Freddie Mac $5.6	ACIS $1.3	STACR Debt Notes$2.2	Other CRT $0.9

(1) The amounts represent the UPB upon issuance of CRT transactions.

(2)	For the current outstanding coverage provided by our CRT transactions, see Credit Enhancements.
(3) Starting in 2Q 2018, ACIS transactions include Deep MI CRT transactions which were previously disclosed separately. The 3Q 2018 and Cumulative presentations have been modified to reflect this change.
(4) First loss includes all B tranches in our STACR debt notes and their equivalent in ACIS and Other CRT transactions.
(5) During 3Q 2018, amounts were transferred from the Freddie Mac category to the ACIS category as we completed new ACIS transactions related to reference pools in transactions executed in prior periods.

Freddie Mac Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Commentary

■
During YTD 2018, we transferred a portion of credit risk associated with $237.9 billion in UPB of loans in our single-family credit guarantee portfolio through STACR debt note, ACIS, senior subordinate securitization structure, seller indemnification and other CRT transactions.

■	As of September 30, 2018, we had cumulatively transferred a portion of credit risk on nearly $1.1 trillion of our single-family mortgages, based upon the UPB at issuance of the CRT transactions.

●	FHFA's Conservatorship Capital Framework (CCF) capital needed for credit risk was reduced by approximately 60% through CRT transactions on originations in the twelve months ended September 30, 2017.

●
The reduction in the amount of CCF capital needed for credit risk on new originations is calculated as modeled conservatorship credit capital released from the underlying single-family CRT transaction reference pool divided by total modeled conservatorship credit capital on new originations at the time of purchase. For more information on the CCF and the calculation of modeled conservatorship capital, see Risk Management - Conservatorship Capital Framework and Risk Management - Conservatorship Capital Framework - Return on Modeled Conservatorship Capital.

■
In September 2018, we introduced an enhanced CRT structure designed to reduce CCF capital needed for credit risk by approximately 80% on related new originations. This enhanced structure sells more of the first loss position and extends the maturity from 12.5 to 30 years.

■
During YTD 2018, we paid $562 million in interest expense, net of reinvestment income, on our outstanding STACR transactions and $227 million in ACIS premiums, compared to $455 million in interest expense, net of reinvestment income, on our outstanding STACR transactions and $170 million in ACIS premiums during YTD 2017.

■	As of September 30, 2018, we had experienced minimal write-downs on our STACR debt notes and have filed minimal claims for reimbursement of losses under our ACIS transactions.
We are continually evaluating our credit risk transfer strategy and make changes depending on market conditions and our business strategy. The aggregate cost of our credit risk transfer activity, as well as the amount of risk transferred, will continue to increase as we continue to do new transactions.

Freddie Mac Form 10-Q	28

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Enhancements

The table below provides information on the total current and protected UPB and maximum coverage associated with credit enhanced loans in our single-family credit guarantee portfolio as of September 30, 2018 and December 31, 2017, respectively. The table includes all types of single-family credit enhancements. See Note 6 for additional information about our single-family credit enhancements.

	September 30, 2018		December 31, 2017
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Primary mortgage insurance	$366,731	$93,931	$334,189	$85,429
STACR debt note	621,350	18,078	604,356	17,788
ACIS transactions(3)	753,298	8,375	625,082	6,933
Senior subordinate securitization structures	32,418	3,260	12,283	1,913
Other(3)(4)	120,315	9,208	8,623	6,282
Less: UPB with more than one type of credit enhancement	(921,750)	—	(775,751)	—
Single-family credit guarantee portfolio with credit enhancement	972,362	132,852	808,782	118,345
Single-family credit guarantee portfolio without credit enhancement	902,604	—	1,020,098	—
Total	$1,874,966	$132,852	$1,828,880	$118,345

(1)
Except for the majority of our STACR and ACIS transactions, our credit enhancements generally provide protection for the first, or initial, credit losses associated with the related loans. For STACR and ACIS transactions, total current and protected UPB represents the UPB of the assets included in the reference pool. For senior subordinate securitization structures, total current and protected UPB represents the UPB of the guaranteed securities.

(2)
Except for senior subordinate securitization structures, this represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements. Specifically, for STACR transactions, this represents the outstanding balance held by third parties, and for ACIS transactions, this represents the remaining aggregate limit of insurance purchased from third parties. For senior subordinate securitization structures, this represents the UPB of the securities that are subordinate to our guarantee and held by third parties, which could provide protection by absorbing first losses.

(3)
Starting in 2Q 2018, ACIS transactions include Deep MI CRT transactions which were previously disclosed under "Other" transactions. The current and prior period presentation has been modified to reflect this change.

(4)	Includes seller indemnification, lender recourse and indemnification agreements, pool insurance, HFA indemnification and other credit enhancements.
Commentary

■ We had coverage remaining of $132.9 billion and $118.3 billion on our single-family credit guarantee portfolio as of September 30, 2018 and December 31, 2017, respectively. Credit risk transfer transactions provided 24.5% and 22.4% of the coverage remaining at those dates, respectively.

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

	September 30, 2018
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Credit score)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Modified
Core single-family loan portfolio:
< 620	0.3%	2.10%	—%	NM	—%	NM	0.3%	2.21%	3.8%
620 to 659	2.0	1.12	0.3	1.15%	—	NM	2.3	1.13	1.9
≥ 660	68.2	0.17	9.9	0.23	—	NM	78.1	0.18	0.3
Not available	0.1	1.52	—	NM	—	NM	0.1	2.90	3.6
Total	70.6%	0.21%	10.2%	0.28%	—%	NM	80.8%	0.22%	0.4%

Legacy and relief refinance single-family loan portfolio:
< 620	1.2%	4.21%	0.2%	8.48%	0.1%	14.04%	1.5%	5.04%	23.6%
620 to 659	1.8	3.18	0.3	6.83	0.2	11.52	2.3	3.81	20.5
≥ 660	13.4	1.16	1.5	3.56	0.4	6.00	15.3	1.40	7.4
Not available	0.1	4.72	—	NM	—	NM	0.1	5.05	19.4
Total	16.5%	1.66%	2.0%	4.69%	0.7%	8.15%	19.2%	2.01%	10.3%

(1)	NM - Not meaningful due to the percentage of the portfolio rounding to zero.

Freddie Mac Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $0.9 billion and $1.1 billion of security collateral underlying our other securitization products at September 30, 2018 and December 31, 2017, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between the prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, as part of our relief refinance initiative, or as part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to September 30, 2018, we have purchased approximately $36.3 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio, including $0.1 billion in 3Q 2018.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.

	September 30, 2018				December 31, 2017
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$24.5	64%	24.0%	4.40%	$27.1	67%	24.1%	5.62%
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

Single-Family Loan Performance

Serious Delinquency Rates

Delinquency Rates for Loans One Month and Two Months Past Due

Commentary

■
Total serious delinquency rate on our single-family credit guarantee portfolio was lower as of September 30, 2018 compared to September 30, 2017 due to our continued loss mitigation efforts, sales of certain seriously delinquent loans, home price appreciation, a low unemployment rate, and the reduced impacts from the hurricanes in 3Q 2017. This improvement was also driven by the continued shift in the single-family credit guarantee portfolio mix, as the legacy and relief refinance single-family loan portfolio runs off and we add higher credit quality loans to our core single-family loan portfolio. Delinquency rates for both loans one month past due and loans two months past due were similarly affected.

Freddie Mac Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Performance

The table below contains certain credit performance metrics for our single-family credit guarantee portfolio.

(Dollars in millions)	3Q 2018	3Q 2017	YTD 2018	YTD 2017
Charge-offs, gross	$1,277	$1,140	$2,248	$4,033
Recoveries	(119)	(145)	(341)	(327)
Charge-offs, net	1,158	995	1,907	3,706
REO operations expense	38	35	87	128
Total credit losses	$1,196	$1,030	$1,994	$3,834

Total credit losses (in bps)	25.4	22.7	14.2	28.4
The table below summarizes the carrying value for individually impaired single-family loans on our condensed consolidated balance sheets for which we have recorded an allowance determined on an individual basis.

	September 30, 2018		September 30, 2017
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	364,704	$54,415	485,709	$78,869
New additions	45,348	7,066	29,867	4,130
Repayments and reclassifications to held-for-sale	(92,662)	(14,875)	(113,933)	(21,828)
Foreclosure sales and foreclosure alternatives	(5,907)	(796)	(8,169)	(1,122)
TDRs, at September 30	311,483	45,810	393,474	60,049
Loans impaired upon purchase	2,814	188	5,782	380
Total impaired loans with an allowance recorded	314,297	45,998	399,256	60,429
Allowance for loan losses		(5,137)		(7,706)
Net investment, at September 30		$40,861		$52,723
The tables below present information about the UPB of single-family TDRs and non-accrual loans on our condensed consolidated balance sheets.

(In millions)	September 30, 2018	December 31, 2017
TDRs on accrual status	$45,073	$51,644
Non-accrual loans	11,855	17,748
Total TDRs and non-accrual loans	$56,928	$69,392

Allowance for loan losses associated with:
TDRs on accrual status	$4,291	$5,257
Non-accrual loans	1,101	1,883
Total	$5,392	$7,140

(In millions)	YTD 2018	YTD 2017
Foregone interest income on TDRs and non-accrual loans(1)	$965	$1,325

(1)
Represents the amount of interest income that we did not recognize but would have recognized during the period for loans outstanding at the end of each period had the loans performed according to their original contractual terms.

Freddie Mac Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Commentary

■	As of September 30, 2018, 48% of the allowance for loan losses for single-family mortgage loans related to interest rate concessions provided to borrowers as part of loan modifications.

■	Most of our modified single-family loans, including TDRs, were current and performing at September 30, 2018.

■
We expect our allowance for loan losses associated with existing single-family TDRs to decline over time as we continue to sell reperforming loans. In addition, the allowance for loan losses will decline as borrowers continue to make monthly payments under the modified terms and interest rate concessions are amortized into earnings.

■	See Note 4 for information on our single-family allowance for loan losses.

Freddie Mac Form 10-Q	34

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

Loan Workout Activity(1)
(UPB in billions, number of loan workouts in thousands)

(1)	Foreclosure alternatives consist of short sales and deeds in lieu of foreclosure. Home retention actions consist of forbearance agreements, repayment plans and loan modifications.
Commentary

■	Our loan workout activity increased in the 2018 periods, driven by the impact from the hurricanes in 3Q 2017.

■	We continue our loss mitigation efforts through our relief refinance, modification and other initiatives.

Freddie Mac Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

REO Activity

The table below presents a summary of our single-family REO activity.

	3Q 2018		3Q 2017		YTD 2018		YTD 2017
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	7,135	$777	9,915	$1,046	8,299	$900	11,418	$1,215
Additions	2,506	247	2,853	282	7,870	759	9,697	949
Dispositions	(2,622)	(256)	(3,622)	(348)	(9,150)	(891)	(11,969)	(1,184)
Ending balance — REO	7,019	768	9,146	980	7,019	768	9,146	980
Beginning balance, valuation allowance		(6)		(10)		(14)		(17)
Change in valuation allowance		(2)		(4)		6		3
Ending balance, valuation allowance		(8)		(14)		(8)		(14)
Ending balance — REO, net		$760		$966		$760		$966
Commentary

■
Our REO ending inventory declined in the 2018 periods primarily due to a decrease in REO acquisitions driven by fewer loans in foreclosure and a large proportion of property sales to third parties at foreclosure.

Freddie Mac Form 10-Q	36

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Single-family Guarantee segment.

			Change				Change
(Dollars in millions)	3Q 2018	3Q 2017	$	%	YTD 2018	YTD 2017	$	%
Guarantee fee income	$1,576	$1,581	($5)	—%	$4,660	$4,505	$155	3%
Benefit (provision) for credit losses	196	(826)	1,022	124	327	(775)	1,102	142
Other non-interest income (loss)	348	403	(55)	(14)	561	1,081	(520)	(48)
Administrative expense	(371)	(353)	(18)	(5)	(1,070)	(1,018)	(52)	(5)
REO operations expense	(42)	(38)	(4)	(11)	(101)	(138)	37	27
Other non-interest expense	(413)	(348)	(65)	(19)	(1,192)	(1,001)	(191)	(19)
Segment Earnings before income tax expense	1,294	419	875	209	3,185	2,654	531	20
Income tax expense	(229)	(164)	(65)	(40)	(615)	(911)	296	32
Segment Earnings, net of taxes	1,065	255	810	318	2,570	1,743	827	47
Total other comprehensive income (loss), net of tax	(2)	—	(2)	N/A	(8)	(2)	(6)	(300)
Total comprehensive income	$1,063	$255	$808	317%	$2,562	$1,741	$821	47%
Key Business Drivers:
■ 3Q 2018 vs. 3Q 2017
● Lower upfront fee amortization income driven by lower prepayments, offset by higher contract guarantee fee income due to continued growth in our single-family credit guarantee portfolio, resulted in guarantee fee income remaining relatively unchanged.
● Shift to benefit for credit losses in 3Q 2018, from a provision for credit losses in 3Q 2017, driven by estimated losses from hurricane activity in 3Q 2017 that increased the provision for credit losses in that period.
● Small fair value losses on STACR debt notes in 3Q 2018 compared to fair value gains in 3Q 2017 as a result of market spreads between STACR yields and LIBOR remaining relatively unchanged in 3Q 2018, while spreads widened in 3Q 2017.
■ YTD 2018 vs. YTD 2017
● Continued growth in our single-family credit guarantee portfolio and higher upfront fee amortization income resulted in increased guarantee fee income.
● Shift to benefit for credit losses during YTD 2018, from a provision for credit losses during YTD 2017, primarily driven by estimated losses from hurricane activity in 3Q 2017 that increased the provision for credit losses in that period.
● Losses during YTD 2018 compared to gains during YTD 2017 on single-family seasoned loan reclassifications between held-for-investment and held-for-sale.
● Small fair value gains on STACR debt notes during YTD 2018 compared to fair value losses during YTD 2017 as a result of market spreads between STACR yields and LIBOR remaining relatively unchanged during YTD 2018, while spreads tightened during YTD 2017.

Freddie Mac Form 10-Q	37

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Market Conditions

The graphs and related discussion below present certain multifamily market indicators that can significantly affect the business and financial results of our Multifamily segment.
Change in Effective Rents
Source: REIS, Inc.

Apartment Vacancy Rates
Source: REIS, Inc.

Commentary

■
Growth in effective rent (i.e., the average rent paid by the tenant over the term of the lease, adjusted for concessions by the landlord and costs borne by the tenant) for 3Q 2018 remained strong relative to the long-term average, primarily due to an increase in potential renters driven by healthy employment levels, higher wages, higher single-family home prices, rising mortgage interest rates and a growing demand for rental housing due to lifestyle changes and demographic trends.

■
While vacancy rates rose slightly during 3Q 2018 compared to 2Q 2018, these rates remain well below the long-term average. Net absorptions continued to lag new apartment completions in 3Q 2018. Although we expect continued strong demand, it may take longer to absorb new units compared to prior quarters.

■	Our financial results for 3Q 2018 were not significantly affected by these relatively stable market conditions.

Freddie Mac Form 10-Q	38

Management's Discussion and Analysis	Our Business Segments | Multifamily

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
New Business Activity

Multifamily New Business Activity
(UPB in billions)
Commentary

■
The 2018 Conservatorship Scorecard annual production cap was $35.0 billion, unchanged from the first half of the year. The production cap is subject to reassessment throughout the year by FHFA to determine whether an increase in the cap is appropriate based on a stronger than expected overall market. Reclassifications between new business activity subject to the production cap and new business activity not subject to the production cap may occur during 2018.

■
Outstanding purchase commitments were $24.3 billion and $21.6 billion as of September 30, 2018 and September 30, 2017, respectively. Both periods include purchase commitments for which we have elected the fair value option.

Freddie Mac Form 10-Q	40

Management's Discussion and Analysis	Our Business Segments | Multifamily

■
The combination of our new business activity and outstanding purchase commitments was higher for the 2018 periods than the 2017 periods due to continued strong demand for multifamily loan products and our strategic pricing efforts.

■
Approximately 41% and 40% of our multifamily new business activity during 3Q 2018 and YTD 2018, respectively, counted towards the 2018 Conservatorship Scorecard production cap, while the remaining 59% and 60% was considered uncapped.

■
Our uncapped new business activity increased during YTD 2018 compared to YTD 2017 as we continued our efforts to support borrowers in certain property types and communities that meet the criteria for affordability and Green Advantage loans.

■
Approximately 91% of our 3Q 2018 new business activity compared to 87% of our 3Q 2017 new business activity was intended for our securitization pipeline. Combined with market demand for our securities, our 3Q 2018 new business activity will be a driver for securitizations in the next two quarters.

Freddie Mac Form 10-Q	41

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio and Market Support

Total Multifamily Portfolio

Multifamily Mortgage Investments Portfolio

Freddie Mac Form 10-Q	42

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Market Support

The following table summarizes our support of the multifamily market.

(UPB in millions)	September 30, 2018	December 31, 2017
Unsecuritized mortgage loans held-for-sale	$18,566	$20,537
Unsecuritized mortgage loans held-for-investment	13,105	17,702
Other(1)	458	473
Mortgage-related securities(2)	7,164	7,451
Guarantee portfolio	225,961	203,074
Total multifamily portfolio	265,254	249,237
Add: Unguaranteed securities(3)	34,287	30,890
Less: Acquired mortgage-related securities(4)	(6,930)	(7,109)
Total multifamily market support	$292,611	$273,018

(1)	Reflects the carrying value of LIHTC investments and the UPB of non-mortgage loans, including financing provided to investment funds.

(2)	Includes mortgage-related securities acquired by us from our securitizations. We have not invested in unguaranteed securities that are in a first loss position.

(3)	Reflects the UPB of unguaranteed securities issued as part of our securitizations and amounts related to loans sold to investment funds that were not financed by Freddie Mac.

(4)
Reflects the UPB of mortgage-related securities that were both issued and acquired by us. This UPB must be removed to avoid double-counting the exposure, as it is already reflected within the guarantee portfolio and/or unguaranteed securities.

Commentary

■
Our total multifamily portfolio increased during YTD 2018, primarily due to our strong new loan purchase and securitization activity, which is attributable to healthy multifamily market fundamentals and a strong demand for certain of our securitization products. Also, we expect continued portfolio growth as purchase and securitization activities should outpace run-off.

■
At September 30, 2018, the UPB of our unsecuritized held-for-sale mortgage loans, which are measured at fair value or lower-of-cost-or-fair-value, decreased from December 31, 2017. The decrease was primarily driven by ongoing securitizations, partially offset by new held-for-sale loan purchases.

■
At September 30, 2018, approximately 73% of our held-for-sale loans and held-for-sale loan commitments, both of which are measured at fair value, were fixed-rate, while the remaining 27% were floating-rate.

■	We expect our guarantee portfolio to continue to grow as a result of ongoing securitizations, which we expect to be driven by continued strong new business activity.

Freddie Mac Form 10-Q	43

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield and Weighted Average Portfolio Balance

Net Interest Yield Earned
(Weighted average balance in billions)
Commentary

■	Net interest yield decreased in 3Q 2018 compared to 3Q 2017 due to higher average funding costs on our held-for-sale mortgage loans driven by higher average interest rates.

■
Net interest yield increased during YTD 2018 compared to YTD 2017 due to higher prepayment income received from our interest-only securities, coupled with an increase in our interest-only security holdings which generally have higher yields relative to our non-interest-only securities and loans, partially offset by higher average funding costs on our held-for-sale mortgage loans driven by higher interest rates.

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

■
We executed credit risk transfer transactions on $15.4 billion UPB during 3Q 2018 and on $294.3 billion UPB since 2009. Through these transactions, we transferred a large majority of the expected and stress credit risk of the underlying assets, primarily by issuing unguaranteed subordinated securities, as part of our K Certificate and SB Certificate transactions. Also, we began selling certain of our loans to investment funds in 3Q 2017, resulting in the transfer of the associated credit risk of those loans to third parties.

Freddie Mac Form 10-Q	46

Management's Discussion and Analysis	Our Business Segments | Multifamily

■	The UPB of our credit risk transfer transactions was relatively flat during 3Q 2018 compared to 3Q 2017.

■	As of September 30, 2018, we had cumulatively transferred the large majority of credit risk on the multifamily guarantee portfolio.

●
CCF capital needed for credit risk was reduced by approximately 90% through CRT transactions on originations in the twelve months ended September 30, 2017; we plan similar risk reduction transactions for this quarter's originations.

●
The reduction in the amount of CCF capital needed for credit risk on new originations is calculated as modeled conservatorship credit capital released from CRT transactions (primarily through K Certificates and SB Certificates) divided by total modeled conservatorship credit capital on new originations at the time of purchase. For more information on the CCF and the calculation of modeled conservatorship capital, see Risk Management - Conservatorship Capital Framework and Risk Management - Conservatorship Capital Framework - Return on Modeled Conservatorship Capital.

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

■
While our K Certificate and SB Certificate issuances continue to be our primary mechanism to transfer multifamily mortgage credit risk and certain non-credit risk, we employ other methods as well and expect to continue to develop new risk transfer initiatives.

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

■ New unearned guarantee fees decreased during 3Q 2018 compared to 3Q 2017 primarily due to a decrease in the guaranteed UPB of our securitizations, coupled with lower average guarantee fee rates due to underlying loan products that, by their nature and design, have less risk and for which we therefore set a lower guarantee fee rate.
■ New unearned guarantee fees increased during YTD 2018 compared to YTD 2017 primarily due to an increase in the guaranteed UPB of our securitizations during YTD 2018, offset by lower average guarantee fee rates due to underlying loan products that, by their nature and design, have less risk and for which we therefore set a lower guarantee fee rate.

■	The remaining balance of unearned guarantee fees increased during YTD 2018, as the increase attributable to the growth of our securitization volume outpaced the decrease due to seasoning and run-off.

Freddie Mac Form 10-Q	49

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Multifamily segment.

			Change				Change
(Dollars in millions)	3Q 2018	3Q 2017	$	%	YTD 2018	YTD 2017	$	%
Net interest income	$277	$342	($65)	(19)%	$841	$905	($64)	(7)%
Guarantee fee income	210	170	40	24	609	483	126	26
Benefit (provision) for credit losses	2	(22)	24	109	20	(10)	30	300
Gains (losses) on loans and other non-interest income	(82)	183	(265)	(145)	(437)	831	(1,268)	(153)
Derivative gains (losses)	375	22	353	1,605	1,254	(31)	1,285	4,145
Administrative expense	(109)	(98)	(11)	(11)	(315)	(288)	(27)	(9)
Other non-interest expense	(14)	(11)	(3)	(27)	(32)	(44)	12	27
Segment Earnings before income tax expense	659	586	73	12	1,940	1,846	94	5
Income tax expense	(113)	(212)	99	47	(374)	(634)	260	41
Segment Earnings, net of taxes	546	374	172	46	1,566	1,212	354	29
Total other comprehensive income (loss), net of tax	(44)	(4)	(40)	(1,000)	(136)	65	(201)	(309)
Total comprehensive income (loss)	$502	$370	$132	36%	$1,430	$1,277	$153	12%
Key Business Drivers:

■	3Q 2018 vs. 3Q 2017

●	Lower net interest yields coupled with a decline in our weighted average portfolio balance of interest-earning assets, resulted in lower net interest income.

●	Continued growth in our multifamily guarantee portfolio, resulted in increased guarantee fee income.

●
Interest rate-related changes in fair value on assets and liabilities recorded at fair value in the Multifamily segment are generally offset by derivative gains (losses). Any differences between these interest rate-related changes in fair value and derivative gains (losses) affect Segment Earnings. In 3Q 2018, we recognized larger net gains due to an increase in the difference between these interest rate-related fair value changes and derivative gains (losses) that resulted from the relatively large increase in interest rates and changes in the composition of the assets, liabilities and derivatives recorded at fair value during 3Q 2018.

■	YTD 2018 vs. YTD 2017

●
A decline in our weighted average portfolio balance of interest-earning assets, partially offset by higher prepayment income received from interest-only securities and income on an increased balance of our interest-only securities, resulted in lower net interest income.

●	Continued growth in our multifamily guarantee portfolio resulted in increased guarantee fee income.

●
Interest rate-related changes in fair value on assets and liabilities recorded at fair value in the Multifamily segment are generally offset by derivative gains (losses). Any differences between these interest rate-related changes in fair value and derivative gains (losses) affect Segment Earnings. In YTD 2018, we recognized larger net gains due to an increase in the difference

Freddie Mac Form 10-Q	50

Management's Discussion and Analysis	Our Business Segments | Multifamily

between these interest rate-related fair value changes and derivative gains (losses) that resulted from the relatively large increase in interest rates and changes in the composition of the assets, liabilities and derivatives recorded at fair value during YTD 2018.

Freddie Mac Form 10-Q	51

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Capital Markets
Market Conditions

The following graphs and related discussion present the par swap rate curves as of the end of each comparative period. Changes in par swap rates can significantly affect the fair value of our debt, derivatives and mortgage and non-mortgage-related securities. In addition, the GAAP accounting treatment for our financial assets and liabilities, including derivatives (i.e., some are measured at amortized cost, while others are measured at fair value) creates variability in our GAAP earnings when interest rates change. We elect hedge accounting for certain assets and liabilities in an effort to reduce our GAAP earnings variability and better align our GAAP results with the economics of our business.
Par Swap Rate Curves
Source: BlackRock

Commentary

■
The par swap curve flattened during the 2018 periods as short-term interest rates increased more than long-term interest rates. Long-term interest rates increased during the 2018 periods, while rates remained relatively flat during 3Q 2017 and decreased during YTD 2017. The increases in the 2018 periods resulted in larger fair value gains for our pay-fixed interest rate swaps, forward commitments to issue PCs, and futures, partially offset by larger fair value losses for our receive-fixed interest rate swaps, certain of our option-based derivatives and the vast majority of our investments in securities.

Freddie Mac Form 10-Q	52

Management's Discussion and Analysis	Our Business Segments | Capital Markets

The net amount of these changes in fair value was mostly offset by the change in fair value of the hedged items attributable to interest-rate risk in our hedge accounting programs.

■
As the Capital Markets segment is responsible for managing interest-rate risk for the company, its Segment Earnings may include gains and losses on certain economic hedges on financial assets and liabilities primarily reported in the Single-family Guarantee segment.

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
Investments Portfolio

Mortgage Investments Portfolio
Commentary

■
We continue to reduce the size of our mortgage investments portfolio in order to comply with the mortgage-related investments portfolio year-end limits. The balance of our mortgage investments portfolio declined 8.1% from December 31, 2017 to September 30, 2018.

■	The balance of our other investments and cash portfolio decreased by 7.7%, primarily due to reduced near term cash needs as of September 30, 2018 compared to December 31, 2017.

■
The percentage of less liquid assets relative to our total mortgage investments portfolio declined from 28.4% at December 31, 2017 to 27.7% at September 30, 2018. We continued to actively reduce our holdings of less liquid assets during YTD 2018 by selling $6.2 billion of reperforming loans and $2.2 billion of non-agency mortgage-related securities. Our sales of reperforming loans involved securitization of the loans using senior subordinate structures.

■	The overall liquidity of our mortgage investments portfolio continued to improve as our less liquid assets decreased at a faster pace than the overall decline of our mortgage investments portfolio.

Freddie Mac Form 10-Q	54

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balances
(UPB in billions)
Commentary

■	Net interest yield increased 33 and 22 basis points during 3Q 2018 compared to 3Q 2017 and YTD 2018 compared to YTD 2017, respectively, primarily due to:

●	Higher yields on our newly acquired mortgage-related assets and other investments as a result of increases in interest rates;

●	Changes in our investment mix due to reductions in both our less liquid assets and the percentage of our other investments and cash portfolio relative to our total investments portfolio; and

●
Larger benefit from funding provided by non-interest bearing liabilities due to increases in both short-term interest rates and the percentage of non-interest bearing liabilities relative to our total liabilities.

■ Capital Markets segment net interest yield in the graph above is not affected by our hedge accounting programs. See Note 13 in our 2017 Annual Report for more information.

Freddie Mac Form 10-Q	55

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Capital Markets segment.

			Change				Change
(Dollars in millions)	3Q 2018	3Q 2017	$	%	YTD 2018	YTD 2017	$	%
Net interest income	$923	$804	$119	15%	$2,602	$2,608	($6)	—%
Net impairment of available-for-sale securities recognized in earnings	7	50	(43)	(86)	144	194	(50)	(26)
Derivative gains (losses)	427	(324)	751	232	2,038	(757)	2,795	369
Gains (losses) on trading securities	(286)	(26)	(260)	(1,000)	(989)	(207)	(782)	(378)
Other non-interest income	327	5,754	(5,427)	(94)	1,423	6,916	(5,493)	(79)
Administrative expense	(89)	(73)	(16)	(22)	(262)	(242)	(20)	(8)
Segment Earnings before income tax expense	1,309	6,185	(4,876)	(79)	4,956	8,512	(3,556)	(42)
Income tax expense	(214)	(2,143)	1,929	90	(957)	(2,921)	1,964	67
Segment Earnings, net of taxes	1,095	4,042	(2,947)	(73)	3,999	5,591	(1,592)	(28)
Total other comprehensive income (loss), net of tax	(101)	(17)	(84)	(494)	(847)	261	(1,108)	(425)
Total comprehensive income (loss)	$994	$4,025	($3,031)	(75)%	$3,152	$5,852	($2,700)	(46)%
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

			Change				Change
(Dollars in billions)	3Q 2018	3Q 2017	$	%	YTD 2018	YTD 2017	$	%
Interest rate-related	($0.1)	($0.1)	$—	—%	($0.1)	($0.2)	$0.1	50%
Market spread-related	0.1	0.5	(0.4)	(80)	0.3	0.8	(0.5)	(63)
Key Business Drivers:

■	3Q 2018 vs. 3Q 2017 and YTD 2018 vs. YTD 2017

●	Increased net interest income during the 2018 periods primarily due to:

●	Higher yields on our newly acquired mortgage-related assets and other investments as a result of increases in interest rates;

●	Changes in our investment mix due to reductions in both our less liquid assets and the percentage of our other investments and cash portfolio relative to our total investments portfolio; and

●
Larger benefit from funding provided by non-interest bearing liabilities due to increases in both short-term interest rates and the percentage of non-interest bearing liabilities relative to our total liabilities.

● Relatively flat interest rate-related fair value losses during the 2018 periods. Long-term interest rates increased during the 2018 periods, while rates remained relatively flat during 3Q 2017 and decreased during YTD 2017, resulting in higher fair value losses for the vast majority of our

Freddie Mac Form 10-Q	56

Management's Discussion and Analysis	Our Business Segments | Capital Markets

investments in securities (some of which are recorded in other comprehensive income), our receive-fixed interest rate swaps, and certain of our option-based derivatives offset by higher fair value gains for our pay-fixed interest rate swaps, forward commitments to issue PCs, and futures. The net amount of these changes in fair value was mostly offset by the change in fair value of the hedged items attributable to interest-rate risk in our hedge accounting programs. The remaining amount of interest rate-related fair value changes was primarily attributable to the reversal of previously recognized derivative gains and losses and the implied net cost on instruments such as swaptions, futures, and forward purchase and sale commitments from our hedging and interest-rate risk management activities. See Market Risk for additional information on the effect of market-related items on our comprehensive income.

●	Decreased spread related gains during the 2018 periods due to lower non-agency mortgage-related securities balances and less spread tightening.
● Recognition of $4.5 billion in proceeds received during the 2017 periods from the RBS settlement related to certain of our non-agency mortgage related securities.
● Decreased amortization of debt securities of consolidated trusts during the 2018 periods driven by a decrease in prepayments as a result of higher interest rates.

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
Conservatorship Capital Framework
In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make economic business decisions, while in conservatorship, utilizing a newly-developed risk-based Conservatorship Capital Framework (CCF), an economic capital system with detailed formulae provided by FHFA. The CCF also provides the foundation for the risk-based component of the proposed Enterprise Capital Rule published by FHFA in the Federal Register in July 2018.
The CCF is used to establish the modeled capital needed to evaluate business decisions and ensure the company makes such decisions prudently when pricing transactions and managing its businesses. This return-versus-risk framework focuses on the profits earned versus an estimated cost of equity capital needed to support the risk assumed to generate those profits. Management relies upon this framework in its decision-making.
The existing regulatory capital requirements have been suspended by FHFA during conservatorship. Consequently, we refer to the capital needed by the CCF for analysis of transactions and businesses as “modeled conservatorship capital" or simply "CCF capital."
Under the Purchase Agreement, we are not able to permanently retain total equity, as calculated under GAAP, in excess of the $3.0 billion Capital Reserve Amount. As a result, we do not have capital sufficient to support our aggregate risk-taking activities. Instead, we rely upon the Purchase Agreement to maintain market confidence.
Return on Modeled Conservatorship Capital

The table below provides the return on CCF capital, calculated as (1) annualized comprehensive income for the period divided by (2) average CCF capital during the period. Each quarter, we consider whether certain “significant items” occurred that should be excluded from comprehensive income and our calculation of return on CCF capital. If we have identified significant items in any of the periods presented, we also include comprehensive income excluding significant items as well as an adjusted return on CCF capital based on comprehensive income excluding significant items, both non-GAAP measures. We believe that these non-GAAP financial measures are more useful to investors as they better reflect our on-going financial results.

Freddie Mac Form 10-Q	58

Management's Discussion and Analysis	Risk Management | Conservatorship Capital Framework

All modeled conservatorship capital figures presented below are based on the CCF as of September 30, 2018. The CCF has been and may be further revised by FHFA from time to time, and may be revised specifically in connection with FHFA's consideration and adoption of a final Enterprise Capital Rule, which could result in changes, possibly material, in our modeled conservatorship capital. For example, the Enterprise Capital Rule proposed by FHFA in 2Q 2018 includes capital for deferred tax assets, which is not included in the CCF currently, but which is scheduled to be included beginning in 2019.
The return on CCF capital shown in the table below is not based on our total equity and does not reflect actual returns on total equity. We do not believe that returns on total equity are meaningful because of the limitations on the amount of total equity that we are able to permanently retain under the Purchase Agreement.

(Dollars in billions)	3Q 2018	3Q 2017	YTD 2018	YTD 2017
GAAP comprehensive income	$2.6	$4.7	$7.1	$8.9
Significant items:
Non-agency mortgage-related securities settlement and judgment (1) (2)	—	(4.5)	(0.3)	(4.5)
Tax effect related to settlement and judgment (1) (2)	—	1.6	0.1	1.6
Total significant items (3)	—	(2.9)	(0.2)	(2.9)
Comprehensive income, excluding significant items (3)	$2.6	$1.8	$6.9	$6.0
CCF capital (average during the period)	$51.9	$59.0	$53.6	$61.7
Return on CCF capital, based on GAAP comprehensive income	19.7%	31.5%	17.8%	19.2%
Adjusted return on CCF capital, based on comprehensive income excluding significant items (3)	19.7%	11.6%	17.1%	12.8%

(1)
3Q 2017 and YTD 2017 GAAP comprehensive income included settlement proceeds of $4,525 million (pre-tax) from the RBS related to litigation involving certain of our non-agency mortgage-related securities. The tax effect related to this settlement was ($1,584) million.

(2)
YTD 2018 GAAP comprehensive income included a benefit of $334 million (pre-tax) from a final judgment against Nomura Holding America, Inc. in litigation involving certain of our non-agency mortgage-related securities. The tax effect related to this judgment was ($70) million.

(3)	No significant items were identified for 3Q 2018. Numbers for 3Q 2018 included for comparison purposes only.
Our adjusted returns on CCF capital increased over the last several quarters due to our decreasing level of CCF capital needed, resulting from home price improvements, the efficient disposition of legacy assets and the increasing credit risk transfer activity in both our Single-family Guarantee and Multifamily segments.
Our three business segments have different capital requirements, returns and profitability. The return on CCF capital for our Single-family Guarantee segment, which has FHFA-prescribed guidance on guarantee fee levels, is generally lower than the company's overall return, while the returns in our Multifamily and Capital Markets segments are generally higher.
We find the returns calculated above, as well as the returns calculated on specific transactions and individual business lines, to be a reasonable measure of return-versus-risk to support our decision-making while we remain in conservatorship. These returns may not be indicative of the returns that would be generated if we were to exit conservatorship, especially as the terms and timing of any such exit are not currently known and will depend upon future actions by the U.S. government. Our belief, should we leave conservatorship, is that returns at that time would most likely be below the levels

Freddie Mac Form 10-Q	59

Management's Discussion and Analysis	Risk Management | Conservatorship Capital Framework

calculated above, assuming the same portfolio of risk assets, as we expect that we would hold capital post-conservatorship above the minimum required regulatory capital. It is also likely that we would be required to pay fees for federal government support, thereby reducing our total comprehensive income.

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

	September 30, 2018			December 31, 2017
	PMVS-YC	PMVS-L		PMVS-YC	PMVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets	($535)	($5,659)	($11,162)	$463	$5,587	$11,446
Liabilities	(156)	2,062	3,950	185	(2,377)	(4,968)
Derivatives	702	3,591	7,188	(646)	(3,200)	(6,477)
Total	$11	($6)	($24)	$2	$10	$1

PMVS	$11	$—	$—	$2	$10	$1

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

Freddie Mac Form 10-Q	61

Management's Discussion and Analysis	Risk Management | Market Risk

	3Q 2018			3Q 2017
(Duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	—	$12	$18	—	$9	$35
Minimum	(0.2)	—	—	(0.4)	—	—
Maximum	0.3	21	49	0.4	26	78
Standard deviation	0.1	5	15	0.2	7	17

	YTD 2018			YTD 2017
(Duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	—	$11	$17	0.1	$7	$16
Minimum	(0.4)	—	—	(0.4)	—	—
Maximum	0.3	31	77	0.8	26	78
Standard deviation	0.1	6	17	0.2	6	20
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PMVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.

	PMVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
September 30, 2018	$3,576	$—	($3,576)
December 31, 2017	3,210	10	(3,200)
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
Interest-rate Volatility
While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, our GAAP financial results are still subject to significant earnings variability from period to period. Based upon the composition of our financial assets and liabilities, including derivatives, at September 30, 2018, we generally recognize fair value losses in GAAP earnings when interest rates decline.
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

Freddie Mac Form 10-Q	62

Management's Discussion and Analysis	Risk Management | Market Risk

(In billions)	3Q 2018	3Q 2017	YTD 2018	YTD 2017
Interest-rate effect on derivative fair values	$1.4	$—	$5.5	($0.6)
Estimate of offsetting interest-rate effect related to financial instruments measured at fair value(1)	(1.0)	—	(3.6)	—
Gains (losses) on mortgage loans and debt in fair value hedge relationships	(0.6)	—	(2.5)	0.4
Amortization of deferred hedge accounting gains and losses	0.1	—	0.2	—
Income tax (expense) benefit	—	—	0.1	0.1
Estimated net interest rate effect on comprehensive income (loss)	($0.1)	$—	($0.3)	($0.1)

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
■ At September 30, 2018 and September 30, 2017, the GAAP adverse scenario before and after fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points.
The results of this evaluation are shown in the table below.

	GAAP Adverse Scenario (Before-Tax)
(Dollars in billions)	Before Hedge Accounting	After Hedge Accounting	% Change
September 30, 2018	($3.3)	($0.5)	85%
September 30, 2017	(2.8)	(1.2)	58
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

Freddie Mac Form 10-Q	63

Management's Discussion and Analysis	Risk Management | Market Risk

The table below shows the estimated effect of spreads on our comprehensive income (loss), after tax, by segment.

(In billions)	3Q 2018	3Q 2017	YTD 2018	YTD 2017
Capital Markets	$0.1	$0.5	$0.3	$0.8
Multifamily	—	—	0.1	—
Single-family Guarantee(1)	—	—	—	(0.2)
Spread effect on comprehensive income (loss)	$0.1	$0.5	$0.4	$0.6

(1)	Represents spread exposure on certain STACR debt securities for which we have elected the fair value option.

Freddie Mac Form 10-Q	64

Management's Discussion and Analysis	Liquidity and Capital Resources | Sources of Liquidity and Capital

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
Primary Sources of Liquidity, Funding and Capital

The following table lists the sources of our liquidity, funding and capital, the balances as of 3Q 2018 and a brief description of their importance to Freddie Mac.

Source		Balance(1) (In billions)		Description
Liquidity
•	Other Investments and Cash Portfolio - Liquidity and Contingency Operating Portfolio	$61.6	•	The liquidity and contingency operating portfolio, included within our other investments and cash portfolio, is primarily used for short-term liquidity management.
•	Liquid Portion of the Mortgage-Related Investments Portfolio	$124.5	•
The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.

Funding
•	Other Debt	$280.4	•	Other debt is used to fund our business activities, including Single-family guarantee activities not funded by debt securities of consolidated trusts.
•	Debt Securities of Consolidated Trusts	$1,765.0	•
Debt securities of consolidated trusts are used primarily to fund our Single-family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.

Capital
•	Net Worth	$5.6	•	GAAP net worth represents capital available prior to our dividend requirement to Treasury under the Purchase Agreement.
•	Available Funding under Purchase Agreement	$140.2	•	FHFA may request that available funding under the Purchase Agreement be drawn on our behalf from Treasury.

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

	September 30, 2018				December 31, 2017
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments and Cash Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments and Cash Portfolio
Cash and cash equivalents(1)	$6.3	$0.7	$—	$7.0	$9.3	$0.5	$—	$9.8
Securities purchased under agreements to resell	32.7	13.0	2.8	48.5	38.9	16.8	0.2	55.9
Non-mortgage-related securities	22.6	—	2.9	25.5	22.2	—	0.6	22.8
Advances to lenders and other secured lending	—	—	1.8	1.8	—	—	1.3	1.3
Total	$61.6	$13.7	$7.5	$82.8	$70.4	$17.3	$2.1	$89.8
(1) The current and prior period presentation has been modified to include restricted cash and cash equivalents due to recently adopted accounting guidance and re-designation of cash collateral posted to us as part of the liquidity and contingency operating portfolio.
Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York. In 3Q 2018, we began to maintain interest bearing deposits at commercial banks.
The liquidity and contingency operating portfolio also includes collateral posted to us in the form of cash primarily by derivatives counterparties of $2.5 billion and $2.4 billion as of September 30, 2018 and December 31, 2017, respectively. We have invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements.
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

	3Q 2018
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills:
Beginning balance	$34,771	1.83%	$—	—%
Issuances	102,862	1.89	—	—
Repurchases	—	—	—	—
Maturities	(96,907)	1.79	—	—
Ending Balance	40,726	2.06	—	—
Securities sold under agreements to repurchase:
Beginning balance	11,719	1.87	—	—
Additions	42,120	1.96	—	—
Repayments	(44,113)	1.92	—	—
Ending Balance	9,726	2.03	—	—
Callable debt:
Beginning balance	—	—	112,735	1.81
Issuances	2,000	2.28	8,400	3.25
Repurchases	—	—	—	—
Calls	—	—	(348)	2.77
Maturities	—	—	(11,855)	1.02
Ending Balance	2,000	2.28	108,932	2.00
Non-callable debt:(2)
Beginning balance	10,462	1.21	108,464	2.96
Issuances	10,140	2.03	23	2.77
Repurchases	—	—	—	—
Maturities	(4,402)	1.16	(5,709)	1.22
Ending Balance	16,200	1.74	102,778	3.09
Total other debt	$68,652	1.98%	$211,710	2.53%
Referenced footnote is included after the next table.

Freddie Mac Form 10-Q	67

Management's Discussion and Analysis	Liquidity and Capital Resources | Sources of Liquidity and Capital

	YTD 2018
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills:
Beginning balance	$45,717	1.19%	$—	—%
Issuances	273,159	1.65	—	—
Repurchases	—	—	—	—
Maturities	(278,150)	1.03	—	—
Ending Balance	40,726	2.06	—	—
Securities sold under agreements to repurchase:
Beginning balance	9,681	1.06	—	—
Additions	122,680	1.67	—	—
Repayments	(122,635)	1.59	—	—
Ending Balance	9,726	2.03	—	—
Callable debt:
Beginning balance	—	—	113,822	1.58
Issuances	2,000	2.28	22,150	3.12
Repurchases	—	—	(722)	2.07
Calls	—	—	(3,030)	2.05
Maturities	—	—	(23,288)	1.05
Ending Balance	2,000	2.28	108,932	2.00
Non-callable debt:(2)
Beginning balance	17,792	1.03	129,094	2.52
Issuances	11,965	1.94	13,398	2.42
Repurchases	—	—	(1,300)	1.99
Maturities	(13,557)	1.01	(38,414)	1.46
Ending Balance	16,200	1.74	102,778	3.09
Total other debt	$68,652	1.98%	$211,710	2.53%

(1)	Average rate is weighted based on par value.

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
Contractual Maturity Date as of September 30, 2018(1)

Earliest Redemption Date as of September 30, 2018(1)

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

Debt Securities of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt securities of consolidated trusts, which relates to securitization transactions that we consolidated for accounting purposes. We issue this type of debt by securitizing mortgage loans primarily to fund the majority of our single-family guarantee activities. When we consolidate securitization trusts, we recognize the following on our condensed consolidated balance sheets:

■
The assets held by the securitization trusts, the majority of which are mortgage loans. We recognized $1,814.8 billion and $1,774.3 billion of mortgage loans, which represented 87.9% and 86.6% of our total assets, as of 3Q 2018 and 4Q 2017, respectively.

■
The debt securities issued by the securitization trusts, the majority of which are PCs. PCs are pass-through securities, where the cash flows of the mortgage loans held by the securitization trust are passed through to the holders of the PCs. We recognized $1,765.0 billion and $1,721.0 billion of debt securities of consolidated trusts, which represented 86.4% and 84.6% of our total debt, as of 3Q 2018 and 4Q 2017, respectively.

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
The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.

(In millions)	3Q 2018	YTD 2018
Beginning balance	$1,700,480	$1,672,605
Issuances:
New issuances to third parties	48,971	134,907
Additional issuances of securities	52,666	141,941
Total issuances	101,637	276,848
Extinguishments:
Purchases of debt securities from third parties	(11,752)	(31,365)
Debt securities received in settlement of advances to lenders	(6,878)	(18,378)
Repayments of debt securities	(63,640)	(179,863)
Total extinguishments	(82,270)	(229,606)
Ending balance	1,719,847	1,719,847
Unamortized premiums and discounts	45,198	45,198
Debt securities of consolidated trusts held by third parties	$1,765,045	$1,765,045

Freddie Mac Form 10-Q	70

Management's Discussion and Analysis	Liquidity and Capital Resources | Capital

Capital
Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Under the Purchase Agreement, Treasury made a commitment to provide us with equity funding, under certain conditions, to eliminate deficits in our net worth. As of September 30, 2018, our net worth was $5.6 billion and the amount of available funding remaining under the Purchase Agreement was $140.2 billion. See Note 2 for details of the support we receive from Treasury.
The table below presents activity related to our net worth during 3Q 2018 and YTD 2018.

(In millions)	3Q 2018	YTD 2018
Beginning balance	$4,585	($312)
Comprehensive income (loss)	2,559	7,144
Capital draw from Treasury	—	312
Senior preferred stock dividends declared	(1,585)	(1,585)
Total equity / net worth	$5,559	$5,559
Aggregate draws under Purchase Agreement	$71,648	$71,648
Aggregate cash dividends paid to Treasury	113,978	113,978

Freddie Mac Form 10-Q	71

Management's Discussion and Analysis	Liquidity and Capital Resources | Cash Flows

Cash Flows
We evaluate our cash flow performance by comparing the net cash flows from operating and investing activities to the net cash flows required to finance those activities. The following graphs present the results of these activities for YTD 2017 and YTD 2018.

Operating Cash Flows Investing Cash Flows Financing Cash Flows
Commentary

■	Cash provided by operating activities decreased $1.9 billion primarily due to:

●	An increase in net sales of held-for-sale loans, driven by an increase in the volume of our multifamily securitizations.

■	Cash provided by investing activities decreased $34.1 billion primarily due to:

●
A decrease in net proceeds received from sales and maturities of investment securities due to our continued reduction of the mortgage-related investments portfolio as required by the Purchase Agreement and FHFA; and

●	An increase in single-family loan purchases for cash coupled with reduced repayments of single-family loans driven by higher mortgage interest rates.

■	Cash used in financing activities decreased $39.5 billion primarily due to:

●	An increase in proceeds from issuance of debt securities of consolidated trusts held by third parties due to an increase in the volume of single-family PC issuances for cash;

●	A decrease in payments of cash dividends on senior preferred stock; and

●	Reduced repayments of debt securities of consolidated trusts held by third parties due to lower single-family liquidation rates.

Freddie Mac Form 10-Q	72

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
Reducing Our Mortgage-Related Investments Portfolio Over Time
The table below presents the UPB of our mortgage-related investments portfolio for purposes of the limit imposed by the Purchase Agreement and FHFA regulation. The cap for this portfolio will decrease to $250 billion at December 31, 2018.

	September 30, 2018				December 31, 2017
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Capital Markets segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$11,720	$—	$11,720	$—	$9,999	$—	$9,999
Reperforming loans	—	—	43,861	43,861	—	—	46,666	46,666
Total single-family unsecuritized loans	—	11,720	43,861	55,581	—	9,999	46,666	56,665
Freddie Mac mortgage-related securities	113,179	—	3,272	116,451	123,905	—	3,817	127,722
Non-agency mortgage-related securities	701	—	2,600	3,301	749	—	5,152	5,901
Other Non-Freddie Mac agency mortgage-related securities	4,384	—	—	4,384	5,211	—	—	5,211
Total Capital Markets segment - Mortgage investments portfolio	118,264	11,720	49,733	179,717	129,865	9,999	55,635	195,499
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	9,254	9,254	—	—	12,267	12,267
Multifamily segment:
Unsecuritized loans	—	17,820	13,849	31,669	—	19,653	18,585	38,238
Mortgage-related securities	6,281	—	883	7,164	6,181	—	1,270	7,451
Total Multifamily segment	6,281	17,820	14,732	38,833	6,181	19,653	19,855	45,689
Total mortgage-related investments portfolio	$124,545	$29,540	$73,719	$227,804	$136,046	$29,652	$87,757	$253,455
Percentage of total mortgage-related investments portfolio	55%	13%	32%	100%	54%	12%	34%	100%
Mortgage-related investments portfolio cap at December 31, 2018 and December 31, 2017				$250,000				$288,408
90% of mortgage-related investments portfolio cap at December 31, 2018 and December 31, 2017(1)				$225,000				$259,567

(1)	Represents the amount to which we manage under our Retained Portfolio Plan, subject to certain exceptions.
The decline in our mortgage-related investments portfolio during YTD 2018 was primarily due to repayments.

Freddie Mac Form 10-Q	73

Management's Discussion and Analysis	Conservatorship and Related Matters

While we continued to purchase new single-family seriously delinquent loans and multifamily unsecuritized loans, which are classified as held-for-investment, our active disposition of less liquid assets included the following:

■
Sales of $8.7 billion in UPB of less liquid single-family assets, including $6.2 billion in UPB of single-family reperforming loans, $2.2 billion in UPB of single-family non-agency mortgage-related securities, and $0.3 billion in UPB of seriously delinquent unsecuritized single-family loans;

■	Securitizations of $0.6 billion in UPB of less liquid multifamily loans; and

■	Transfers of $0.7 billion in UPB of less liquid multifamily loans to the securitization pipeline.

Freddie Mac Form 10-Q	74

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Affordable Housing Fund Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases and pay this amount to certain housing funds. During 3Q 2018 and YTD 2018, we completed $99 billion and $278 billion, respectively, of new business purchases subject to this requirement and accrued $42 million and $117 million, respectively, of related expense. We expect to pay the YTD 2018 expense amount (and any additional amounts accrued based on our new business purchases during the remainder of 2018) in February 2019. We are prohibited from passing through these costs to the originators of the loans that we purchase.
Legislative and Regulatory Developments
Affordable Housing Goals Results for 2017

In October 2018, FHFA informed us that it had reviewed our performance with respect to the affordable housing goals for 2017, and preliminarily determined that we achieved three of our five single-family affordable housing goals and all three of our multifamily goals. Our performance on the goals, as preliminarily determined, is set forth in the table below. We may achieve a single-family housing goal by meeting or exceeding either:

■	the FHFA benchmark for that goal (Goals); or

■	the actual share of the market that meets the criteria for that goal (Market Levels).

	Goals for 2017	Market Levels for 2017	Preliminary Results for 2017

Single-family purchase money goals (benchmark levels)
Low-income goal	24%	24.3%	23.2%
Very low-income goal	6%	5.9%	5.7%
Low-income areas goal	18%	21.5%	20.9%
Low-income areas subgoal	14%	17.1%	16.4%
Single-family refinance (benchmark level)
Low-income goal	21%	25.4%	24.8%

Multifamily (benchmark levels in units)
Low-income goal	300,000	N/A	408,096
Very low-income subgoal	60,000	N/A	92,274
Small property low-income subgoal	10,000	N/A	39,473

Freddie Mac Form 10-Q	75

Management's Discussion and Analysis	Regulation and Supervision

Final Rule on Corporate Governance

On October 19, 2018, FHFA published in the Federal Register a final rule on the responsibilities of boards of directors, corporate practices, and corporate governance. The final rule amends the existing regulation pertaining to Federal Home Loan Bank strategic business plans so that it applies as well to Freddie Mac and Fannie Mae, with certain changes. The final rule requires the boards of directors for Freddie Mac and Fannie Mae to have in effect at all times a strategic business plan, review the plan at least annually, re-adopt the plan at least once every three years, and establish reporting requirements for and monitor implementation of the plan. The final rule also adds a new provision requiring the strategic business plan to identify current and emerging risks.
Proposed Rule on Uniform Mortgage-Backed Securities

On September 17, 2018, FHFA published in the Federal Register a proposed rule on the new Uniform Mortgage-Backed Security (UMBS). The proposed rule is intended to improve the liquidity of Freddie Mac and Fannie Mae (the Enterprises) “To-Be-Announced” (TBA)-eligible mortgage-backed securities (MBS) by requiring the Enterprises to maintain policies that promote aligned investor cash flows both on current TBA-eligible MBS, and, upon implementation, on the UMBS, a common, fungible MBS that will be eligible for trading in the TBA market for fixed-rate mortgage loans backed by 1-4 unit (single-family) properties. Implementation of requirements established by a final rule could affect our business practices in the future.
Final Rule on Indemnification

On October 4, 2018, FHFA published in the Federal Register a final rule on indemnification payments. The final rule establishes standards for identifying whether certain indemnification payments by Freddie Mac, Fannie Mae, or any of the Federal Home Loan Banks are prohibited or permissible. The final rule does not apply to any regulated entity operating in conservatorship.
Updated Capital Requirements for Mortgage Insurers

On September 27, 2018, Freddie Mac and Fannie Mae published revised Private Mortgage Insurer Eligibility Requirements (PMIERs) for private mortgage insurance companies that insure mortgage loans either owned or guaranteed by the Enterprises. The revised eligibility requirements, which reflect changes to the financial and operational requirements for mortgage insurance counterparties, become effective on March 31, 2019.

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
Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $241.6 billion and $215.7 billion at September 30, 2018 and December 31, 2017, respectively.

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

Freddie Mac Form 10-Q	79

Financial Statements

Financial Statements

Freddie Mac Form 10-Q	80

Financial Statements	Condensed Consolidated Statements of Comprehensive Income

FREDDIE MAC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	3Q 2018	3Q 2017	YTD 2018	YTD 2017
Interest income
Mortgage loans	$16,787	$15,867	$49,082	$47,680
Investments in securities	755	821	2,295	2,637
Other	261	185	703	436
Total interest income	17,803	16,873	52,080	50,753
Interest expense	(14,546)	(13,384)	(42,802)	(40,090)
Net interest income	3,257	3,489	9,278	10,663
Benefit (provision) for credit losses	380	(716)	377	(178)
Net interest income after benefit (provision) for credit losses	3,637	2,773	9,655	10,485
Non-interest income (loss)
Gains (losses) on extinguishment of debt	146	27	403	295
Derivative gains (losses)	728	(678)	2,974	(2,076)
Net impairment of available-for-sale securities recognized in earnings	(2)	(1)	(3)	(17)
Other gains (losses) on investment securities recognized in earnings	(441)	723	(1,021)	840
Other income (loss)	394	5,403	1,526	6,512
Non-interest income (loss)	825	5,474	3,879	5,554
Non-interest expense
Salaries and employee benefits	(301)	(272)	(890)	(813)
Professional services	(120)	(110)	(335)	(340)
Other administrative expense	(148)	(142)	(422)	(395)
Total administrative expense	(569)	(524)	(1,647)	(1,548)
Real estate owned operations expense	(38)	(35)	(87)	(128)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(375)	(339)	(1,100)	(990)
Other expense	(218)	(159)	(619)	(361)
Non-interest expense	(1,200)	(1,057)	(3,453)	(3,027)
Income (loss) before income tax (expense) benefit	3,262	7,190	10,081	13,012
Income tax (expense) benefit	(556)	(2,519)	(1,946)	(4,466)
Net income (loss)	2,706	4,671	8,135	8,546
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(169)	(47)	(1,065)	246
Changes in unrealized gains (losses) related to cash flow hedge relationships	25	26	87	81
Changes in defined benefit plans	(3)	—	(13)	(3)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(147)	(21)	(991)	324
Comprehensive income (loss)	$2,559	$4,650	$7,144	$8,870
Net income (loss)	$2,706	$4,671	$8,135	$8,546
Undistributed net worth sweep and senior preferred stock dividends	(2,559)	(4,650)	(4,144)	(8,870)
Net income (loss) attributable to common stockholders	$147	$21	$3,991	($324)
Net income (loss) per common share — basic and diluted	$0.05	$0.01	$1.23	($0.10)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	81

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except share-related amounts)	2018	2017
Assets
Cash and cash equivalents (Notes 1, 3 and 14) (includes $694 and $2,963 of restricted cash and cash equivalents)	$7,038	$9,811
Securities purchased under agreements to resell (Notes 3, 10)	48,540	55,903
Investments in securities, at fair value (Note 7)	75,930	84,318
Mortgage loans held-for-sale (Notes 3, 4) (includes $18,222 and $20,054 at fair value)	36,924	34,763
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $6,946 and $8,966)	1,865,504	1,836,454
Accrued interest receivable (Note 3)	6,600	6,355
Derivative assets, net (Notes 9, 10)	469	375
Deferred tax assets, net (Note 12)	7,876	8,107
Other assets (Notes 3, 18) (includes $3,707 and $3,353 at fair value)	14,576	13,690
Total assets	$2,063,457	$2,049,776
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,418	$6,221
Debt, net (Notes 3, 8) (includes $5,329 and $5,799 at fair value)	2,041,990	2,034,630
Derivative liabilities, net (Notes 9, 10)	295	269
Other liabilities (Notes 3, 18)	9,195	8,968
Total liabilities	2,057,898	2,050,088
Commitments and contingencies (Notes 5, 9 and 16)
Equity (Note 11)
Senior preferred stock (redemption value of $75,648 and $75,336)	72,648	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,058,775 shares and 650,054,731 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(76,800)	(83,261)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $298 and $593, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	(260)	662
Cash flow hedge relationships	(342)	(356)
Defined benefit plans	89	83
Total AOCI, net of taxes	(513)	389
Treasury stock, at cost, 75,805,111 shares and 75,809,155 shares	(3,885)	(3,885)
Total equity (See Note 11 for information on our dividend requirement to Treasury)	5,559	(312)
Total liabilities and equity	$2,063,457	$2,049,776
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	September 30,	December 31,
(In millions)	2018	2017
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-investment	$1,814,776	$1,774,286
All other assets	21,438	25,753
Total assets of consolidated VIEs	$1,836,214	$1,800,039
Liabilities: (Note 3)
Debt, net	$1,765,045	$1,720,996
All other liabilities	5,214	5,030
Total liabilities of consolidated VIEs	$1,770,259	$1,726,026
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	82

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2018	YTD 2017
Net cash provided by operating activities	$2,895	$4,757
Cash flows from investing activities
Purchases of trading securities	(101,700)	(119,548)
Proceeds from sales of trading securities	94,934	115,727
Proceeds from maturities and repayments of trading securities	5,276	6,775
Purchases of available-for-sale securities	(14,308)	(6,361)
Proceeds from sales of available-for-sale securities	16,976	14,695
Proceeds from maturities and repayments of available-for-sale securities	4,740	9,541
Purchases of held-for-investment mortgage loans	(113,083)	(92,311)
Proceeds from sales of mortgage loans held-for-investment	7,121	4,641
Repayments of mortgage loans held-for-investment	190,264	206,705
Advances to lenders and other secured lending arrangements	(19,407)	(25,383)
Net proceeds from dispositions of real estate owned and other recoveries	1,054	1,457
Net (increase) decrease in securities purchased under agreements to resell	7,363	4,346
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	5,418	(1,646)
Changes in other assets	(321)	(248)
Net cash provided by investing activities	84,327	118,390
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	158,825	135,697
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(211,729)	(221,844)
Proceeds from issuance of other debt	444,809	461,222
Repayments of other debt	(480,625)	(495,877)
Increase in liquidation preference of senior preferred stock	312	—
Payment of cash dividends on senior preferred stock	(1,585)	(8,695)
Changes in other liabilities	(2)	(3)
Net cash used in financing activities	(89,995)	(129,500)
Net (decrease) increase in cash and cash equivalents (includes restricted cash and cash equivalents)	(2,773)	(6,353)
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	9,811	22,220
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$7,038	$15,867

Supplemental cash flow information
Cash paid for:
Debt interest	$48,915	$47,847
Income taxes	2,125	887
Non-cash investing and financing activities (Note 4 and 7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1
Notes to Condensed Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, or 2017 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary of our 2017 Annual Report. Throughout this Form 10-Q, we refer to the three months ended September 30, 2018, the three months ended June 30, 2018, the three months ended March 31, 2018, the three months ended December 31, 2017, and the three months ended September 30, 2017 as "3Q 2018," "2Q 2018," "1Q 2018," "4Q 2017" and "3Q 2017," respectively. We refer to the nine months ended September 30, 2018 and the nine months ended September 30, 2017 as "YTD 2018" and "YTD 2017," respectively.
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

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, gains and losses during the reporting period. Management has made significant estimates in preparing the financial statements for establishing the allowance for credit losses and valuing financial instruments and other assets and liabilities. Actual results could be different from these estimates.
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
January 1, 2018
Upon adoption, the portion of the cash payment attributable to the accreted interest related to zero-coupon debt is presented in the operating activities section, a classification change from the financing activities section where this item was previously presented. As a result, we reclassified approximately $1.1 billion of cash payments from financing activities to operating activities on our condensed consolidated statements of cash flows for YTD 2017.

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

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurements, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. Certain disclosure requirements were either removed, modified or added.

		January 1, 2020	We are evaluating the effect that the adoption of this amendment will have on the notes to our consolidated financial statements.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).
		January 1, 2020	We are evaluating the effect that the adoption of this amendment will have on our consolidated financial statements.
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	The amendments in this Update permit the OIS rate based on SOFR, as an eligible U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815.	January 1, 2019	We are evaluating the effect that the adoption of this amendment will have on our consolidated financial statements.

Freddie Mac Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

For purposes of the limit imposed by the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio cannot exceed $250 billion at December 31, 2018 and was $227.8 billion at September 30, 2018. Our Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the cap established by the Purchase Agreement (subject to certain exceptions). Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
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
At June 30, 2018, our assets exceeded our liabilities under GAAP; therefore, FHFA, as Conservator, did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under

Freddie Mac Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

the Purchase Agreement during 3Q 2018. The amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
See Note 8 and Note 11 for more information on the conservatorship and the Purchase Agreement.
Related Parties as a Result of Conservatorship

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. CSS was formed in 2013 as a limited liability company equally-owned by Freddie Mac and Fannie Mae. Therefore, CSS is also deemed a related party. During YTD 2018, we contributed $109 million of capital to CSS, and we have contributed $438 million since the fourth quarter of 2014.

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

(In millions)	September 30, 2018	December 31, 2017
Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents (includes $637 and $518 of restricted cash and cash equivalents)	$638	$518
Securities purchased under agreements to resell	13,000	16,750
Mortgage loans held-for-investment	1,814,776	1,774,286
Accrued interest receivable	5,777	5,747
Other assets	2,023	2,738
Total assets of consolidated VIEs	$1,836,214	$1,800,039
Liabilities:
Accrued interest payable	$5,214	$5,028
Debt, net	1,765,045	1,720,996
Other liabilities	—	2
Total liabilities of consolidated VIEs	$1,770,259	$1,726,026

Freddie Mac Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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

(In millions)	September 30, 2018	December 31, 2017
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investments in securities, at fair value	$43,736	$51,494
Accrued interest receivable	221	233
Derivative assets, net	21	7
Other assets	2,862	2,591
Liabilities:
Derivative liabilities, net	114	—
Other liabilities	2,785	2,489
Maximum Exposure to Loss(2)(3)	227,567	200,196
Total Assets of Non-Consolidated VIEs(3)	266,824	232,762

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

(3)
Our maximum exposure to loss and total assets of non-consolidated VIEs exclude our investments in and obligations to REMICs and Stripped Giant PCs, because we already consolidate the underlying collateral of these trusts on our condensed consolidated balance sheets. In addition, our maximum exposure to loss excludes certain securitization activity and other mortgage-related guarantees measured at fair value where our exposure may be unlimited. We generally reduce our exposure to these guarantees with unlimited exposure through separate contracts with third parties.

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

Freddie Mac Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4
Mortgage Loans and Allowance for Credit Losses
The table below provides details of the loans on our condensed consolidated balance sheets.

	September 30, 2018			December 31, 2017
(In millions)	Held by Freddie Mac	Held by Consolidated Trusts	Total	Held by Freddie Mac	Held by Consolidated Trusts	Total
Held-for-sale:
Single-family	$22,112	$—	$22,112	$17,039	$—	$17,039
Multifamily	18,566	—	18,566	20,537	—	20,537
Total UPB	40,678	—	40,678	37,576	—	37,576
Cost basis and fair value adjustments, net	(3,754)	—	(3,754)	(2,813)	—	(2,813)
Total held-for-sale loans, net	36,924	—	36,924	34,763	—	34,763
Held-for-investment:
Single-family	42,722	1,787,797	1,830,519	51,893	1,742,736	1,794,629
Multifamily	13,105	3,708	16,813	17,702	3,747	21,449
Total UPB	55,827	1,791,505	1,847,332	69,595	1,746,483	1,816,078
Cost basis adjustments	(1,489)	26,607	25,118	(2,148)	31,490	29,342
Allowance for loan losses	(3,610)	(3,336)	(6,946)	(5,279)	(3,687)	(8,966)
Total held-for-investment loans, net	50,728	1,814,776	1,865,504	62,168	1,774,286	1,836,454
Total loans, net	$87,652	$1,814,776	$1,902,428	$96,931	$1,774,286	$1,871,217

Freddie Mac Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below provides details of the UPB of loans we purchased, reclassified from held-for-investment to held-for-sale and sold.

(In billions)	3Q 2018	3Q 2017	YTD 2018	YTD 2017
Single-family:
Purchases
Held-for-investment loans	$81.6	$86.8	$231.5	$245.7
Reclassified from held-for-investment to held-for-sale(1)	13.3	7.2	17.6	20.0
Sale of held-for-sale loans(2)	2.3	2.7	6.5	4.3
Multifamily:
Purchases
Held-for-investment loans	0.9	1.1	2.6	3.0
Held-for-sale loans	16.3	16.6	42.5	40.6
Reclassified from held-for-investment to held-for-sale(1)	0.2	0.2	0.7	0.9
Sale of held-for-sale loans(3)	14.4	16.0	44.8	38.7

(1)	We reclassify loans from held-for-investment to held-for-sale when we no longer have the intent or ability to hold for the foreseeable future.

(2)	We sell seasoned single-family loans as part of our strategy to mitigate losses and reduce our holdings of less liquid assets.

(3)	Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates and SB Certificates. See Note 3 for more information on our K Certificates and SB Certificates.
Credit Quality

Single-Family
The current LTV ratio is one key factor we consider when estimating our allowance for credit losses for single-family loans. As current LTV ratios increase, the borrower’s equity in the home decreases, which may negatively affect the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding loan.
A second-lien loan also reduces the borrower’s equity in the home and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second loans. As of September 30, 2018 and December 31, 2017, based on data collected by us at loan delivery, approximately 8% and 9%, respectively, of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first loan. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 14.
The table below presents the recorded investment of single-family held-for-investment loans by current LTV ratios. Our current LTV ratios are estimates based on available data through the end of each respective period presented.

Freddie Mac Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	September 30, 2018				December 31, 2017
	Current LTV Ratio			Total	Current LTV Ratio			Total
(In millions)	≤ 80	> 80 to 100	> 100(1)		≤ 80	> 80 to 100	> 100(1)
20 and 30-year or more, amortizing fixed-rate	$1,303,619	$215,739	$8,477	$1,527,835	$1,240,224	$214,177	$13,303	$1,467,704
15-year amortizing fixed-rate	256,318	5,191	209	261,718	270,266	7,351	381	277,998
Adjustable-rate	43,504	2,159	10	45,673	48,596	2,963	28	51,587
Alt-A, interest-only, and option ARM	17,350	2,351	729	20,430	21,013	4,256	1,429	26,698
Total single-family loans	$1,620,791	$225,440	$9,425	$1,855,656	$1,580,099	$228,747	$15,141	$1,823,987

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 7.15% and 8.43% as of September 30, 2018 and December 31, 2017, respectively.

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

(In millions)	September 30, 2018	December 31, 2017
Credit risk profile by internally assigned grade:(1)
Pass	$16,343	$20,963
Special mention	283	301
Substandard	168	169
Doubtful	—	—
Total	$16,794	$21,433

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

Mortgage Loan Performance

The tables below present the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.

	September 30, 2018
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,501,012	$16,205	$3,586	$7,032	$1,527,835	$7,030
15-year amortizing fixed-rate	260,127	1,162	158	271	261,718	271
Adjustable-rate	45,153	346	59	115	45,673	115
Alt-A, interest-only, and option ARM	18,224	933	335	938	20,430	937
Total single-family	1,824,516	18,646	4,138	8,356	1,855,656	8,353
Total multifamily	16,794	—	—	—	16,794	27
Total single-family and multifamily	$1,841,310	$18,646	$4,138	$8,356	$1,872,450	$8,380

	December 31, 2017
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,431,342	$18,297	$5,660	$12,405	$1,467,704	$12,401
15-year amortizing fixed-rate	275,864	1,288	290	556	277,998	556
Adjustable-rate	50,915	383	84	205	51,587	205
Alt-A, interest-only, and option ARM	23,235	1,297	509	1,657	26,698	1,656
Total single-family	1,781,356	21,265	6,543	14,823	1,823,987	14,818
Total multifamily	21,414	—	—	19	21,433	64
Total single-family and multifamily	$1,802,770	$21,265	$6,543	$14,842	$1,845,420	$14,882

(1)	Includes $2.9 billion and $4.1 billion of loans that were in the process of foreclosure as of September 30, 2018 and December 31, 2017, respectively.

Freddie Mac Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.

(Dollars in millions)	September 30, 2018	December 31, 2017
Single-family:
Non-credit-enhanced portfolio
Serious delinquency rate	0.88%	1.16%
Total number of seriously delinquent loans	55,527	81,668
Credit-enhanced portfolio:(1)
Primary mortgage insurance:
Serious delinquency rate	0.89%	1.43%
Total number of seriously delinquent loans	15,462	23,275
Other credit protection:(2)
Serious delinquency rate	0.30%	0.53%
Total number of seriously delinquent loans	11,639	16,259
Total single-family:
Serious delinquency rate	0.73%	1.08%
Total number of seriously delinquent loans	79,486	116,662
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	—%	0.06%
UPB of delinquent loans	$—	$24
Credit-enhanced portfolio:
Delinquency rate	0.01%	0.01%
UPB of delinquent loans	$18	$16
Total multifamily:
Delinquency rate	0.01%	0.02%
UPB of delinquent loans	$18	$40

(1)	The credit-enhanced categories are not mutually exclusive, as a single loan may be covered by both primary mortgage insurance and other credit protection.

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

Freddie Mac Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The tables below summarize changes in our allowance for credit losses.

	3Q 2018				3Q 2017
	Allowance for Loan Losses		Reserve for Guarantee Losses	Total	Allowance for Loan Losses		Reserve for Guarantee Losses	Total
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts			Held by Freddie Mac	Held By Consolidated Trusts
Single-family:
Beginning balance	$4,887	$3,497	$49	$8,433	$7,541	$2,755	$55	$10,351
Provision (benefit) for credit losses	(522)	143	1	(378)	(330)	1,023	1	694
Charge-offs	(1,262)	(13)	(2)	(1,277)	(1,126)	(12)	(2)	(1,140)
Recoveries	117	2	—	119	143	2	—	145
Transfers, net(1)	306	(306)	—	—	136	(136)	—	—
Other(2)	76	11	—	87	56	—	—	56
Single-family ending balance	3,602	3,334	48	6,984	6,420	3,632	54	10,106
Multifamily ending balance	8	2	8	18	32	1	8	41
Total ending balance	$3,610	$3,336	$56	$7,002	$6,452	$3,633	$62	$10,147

	YTD 2018				YTD 2017
	Allowance for Loan Losses		Reserve for Guarantee Losses	Total	Allowance for Loan Losses		Reserve for Guarantee Losses	Total
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts			Held by Freddie Mac	Held By Consolidated Trusts
Single-family:
Beginning balance	$5,251	$3,680	$48	$8,979	$10,442	$2,969	$54	$13,465
Provision (benefit) for credit losses	(629)	266	6	(357)	(1,058)	1,223	3	168
Charge-offs	(2,198)	(44)	(6)	(2,248)	(3,942)	(88)	(3)	(4,033)
Recoveries	336	5	—	341	322	5	—	327
Transfers, net(1)	597	(597)	—	—	480	(480)	—	—
Other(2)	245	24	—	269	176	3	—	179
Single-family ending balance	3,602	3,334	48	6,984	6,420	3,632	54	10,106
Multifamily ending balance	8	2	8	18	32	1	8	41
Total ending balance	$3,610	$3,336	$56	$7,002	$6,452	$3,633	$62	$10,147

(1)	Relates to removal of delinquent single-family loans from consolidated trusts and resecuritization after such removal.

(2)	Primarily includes capitalization of past due interest on modified loans.
A significant number of unsecuritized single-family loans on our condensed consolidated balance sheets are individually evaluated for impairment while substantially all single-family loans held by our consolidated trusts are collectively evaluated for impairment. The allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 6.6% and 7.8% of the recorded investment in such loans at September 30, 2018 and December 31, 2017, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both September 30, 2018 and December 31, 2017.

Freddie Mac Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents our allowance for loan losses and our recorded investment in loans, held-for-investment, by impairment evaluation methodology.

	September 30, 2018			December 31, 2017
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,805,640	$16,698	$1,822,338	$1,764,750	$21,301	$1,786,051
Individually evaluated	50,016	96	50,112	59,237	132	59,369
Total recorded investment	1,855,656	16,794	1,872,450	1,823,987	21,433	1,845,420
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,799)	(10)	(1,809)	(2,301)	(28)	(2,329)
Individually evaluated	(5,137)	—	(5,137)	(6,630)	(7)	(6,637)
Total ending balance of the allowance	(6,936)	(10)	(6,946)	(8,931)	(35)	(8,966)
Net investment in loans	$1,848,720	$16,784	$1,865,504	$1,815,056	$21,398	$1,836,454

Freddie Mac Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Allowance for Loan Losses Determined on an Individual Basis

Impaired Loans
The tables below present the UPB, recorded investment, related allowance for loan losses, average recorded investment and interest income recognized for individually impaired loans.

	September 30, 2018			December 31, 2017
(In millions)	UPB	Recorded Investment	Associated Allowance	UPB	Recorded Investment	Associated Allowance
Single-family:
With no allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$3,458	$2,740	N/A	$3,768	$2,908	N/A
15-year amortizing fixed-rate	20	18	N/A	24	21	N/A
Adjustable-rate	225	224	N/A	259	256	N/A
Alt-A, interest-only, and option ARM	1,229	1,036	N/A	1,558	1,297	N/A
Total with no allowance recorded	4,932	4,018	N/A	5,609	4,482	N/A
With an allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	40,608	39,903	($4,301)	47,897	46,783	($5,505)
15-year amortizing fixed-rate	735	745	(21)	752	757	(24)
Adjustable-rate	183	180	(11)	232	228	(14)
Alt-A, interest-only, and option ARM	5,494	5,170	(804)	7,407	6,987	(1,087)
Total with an allowance recorded	47,020	45,998	(5,137)	56,288	54,755	(6,630)
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	44,066	42,643	(4,301)	51,665	49,691	(5,505)
15-year amortizing fixed-rate	755	763	(21)	776	778	(24)
Adjustable-rate	408	404	(11)	491	484	(14)
Alt-A, interest-only, and option ARM	6,723	6,206	(804)	8,965	8,284	(1,087)
Total single-family	51,952	50,016	(5,137)	61,897	59,237	(6,630)
Multifamily:
With no allowance recorded(1)	101	93	N/A	106	97	N/A
With an allowance recorded	3	3	—	35	35	(7)
Total multifamily	104	96	—	141	132	(7)
Total single-family and multifamily	$52,056	$50,112	($5,137)	$62,038	$59,369	($6,637)
Referenced footnotes are included after the last table in the Impaired Loans section.

Freddie Mac Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	3Q 2018			3Q 2017
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family:
With no allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$3,142	$83	$3	$3,367	$97	$3
15-year amortizing fixed-rate	20	—	—	24	—	—
Adjustable rate	238	3	—	287	2	—
Alt-A, interest-only, and option ARM	1,159	21	1	1,390	29	1
Total with no allowance recorded	4,559	107	4	5,068	128	4
With an allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	42,393	520	52	53,250	618	58
15-year amortizing fixed-rate	740	7	2	758	8	2
Adjustable rate	183	2	—	236	2	1
Alt-A, interest-only, and option ARM	5,622	72	7	8,014	89	7
Total with an allowance recorded	48,938	601	61	62,258	717	68
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	45,535	603	55	56,617	715	61
15-year amortizing fixed-rate	760	7	2	782	8	2
Adjustable rate	421	5	—	523	4	1
Alt-A, interest-only, and option ARM	6,781	93	8	9,404	118	8
Total single-family	53,497	708	65	67,326	845	72
Multifamily:
With no allowance recorded(1)	112	2	1	115	2	1
With an allowance recorded	3	—	—	15	—	—
Total multifamily	115	2	1	130	2	1
Total single-family and multifamily	$53,612	$710	$66	$67,456	$847	$73
Referenced footnotes are included after the last table in the Impaired Loans section.

Freddie Mac Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	YTD 2018			YTD 2017
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$3,399	$268	$13	$3,733	$307	$12
15-year amortizing fixed-rate	21	3	—	26	1	—
Adjustable rate	255	9	—	301	8	—
Alt-A, interest-only, and option ARM	1,319	68	3	1,518	85	3
Total with no allowance recorded	4,994	348	16	5,578	401	15
With an allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	46,140	1,621	217	62,277	1,931	188
15-year amortizing fixed-rate	830	21	8	18,292	25	5
Adjustable rate	210	4	2	430	7	2
Alt-A, interest-only, and option ARM	6,357	205	24	7,033	296	26
Total with an allowance recorded	53,537	1,851	251	88,032	2,259	221
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	49,539	1,889	230	66,010	2,238	200
15-year amortizing fixed-rate	851	24	8	18,318	26	5
Adjustable rate	465	13	2	731	15	2
Alt-A, interest-only, and option ARM	7,676	273	27	8,551	381	29
Total single-family	58,531	2,199	267	93,610	2,660	236
Multifamily:
With no allowance recorded(1)	132	5	2	287	7	2
With an allowance recorded	3	—	—	25	1	1
Total multifamily	135	5	2	312	8	3
Total single-family and multifamily	$58,666	$2,204	$269	$93,922	$2,668	$239

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

Troubled Debt Restructurings (TDRs)
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

	3Q 2018		3Q 2017		YTD 2018		YTD 2017
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	7,157	$1,091	7,502	$1,069	37,847	$6,159	24,485	$3,503
15-year amortizing fixed-rate	909	83	993	75	5,194	514	3,275	251
Adjustable-rate	197	27	202	30	773	122	667	97
Alt-A, interest-only, and option ARM	414	65	645	119	2,294	379	1,926	344
Total single-family	8,677	1,266	9,342	1,293	46,108	7,174	30,353	4,195
Multifamily	—	$—	1	$—	1	$15	1	$—

(1)
The pre-TDR recorded investment for single-family loans initially classified as TDR during 3Q 2018 and YTD 2018 was $1.3 billion and $7.2 billion, respectively, compared to $1.3 billion and $4.2 billion during 3Q 2017 and YTD 2017, respectively.

Of the single-family loans that were newly classified as TDRs during 3Q 2018, 3Q 2017, YTD 2018 and YTD 2017 respectively:
■ 9%, 37%, 12% and 41% involved interest rate reductions and, in certain cases, term extensions;
■ 21%, 11%, 24% and 12% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions;
■ The average term extension was 110, 179, 126 and 175 months; and
■ The average interest rate reduction was 0.2%, 0.4%, 0.3% and 0.7%.

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

	3Q 2018		3Q 2017		YTD 2018		YTD 2017
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:
20 and 30-year or more, amortizing fixed-rate	3,584	$512	3,526	$555	9,671	$1,435	10,183	$1,642
15-year amortizing fixed-rate	116	10	191	14	435	36	505	40
Adjustable-rate	53	9	47	8	139	21	156	24
Alt-A, interest-only, and option ARM	302	55	336	62	827	154	924	188
Total single-family	4,055	586	4,100	639	11,072	1,646	11,768	1,894
Multifamily	—	$—	—	$—	—	$—	—	$—
In addition, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or loans in modification trial periods). During YTD 2018 and YTD 2017, 6,487 and 5,523, respectively, of such loans (with a post-TDR recorded investment of $0.8 billion and $0.7 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During YTD 2018 and YTD 2017, 386 and 665, respectively, of such loans (with a post-TDR recorded investment of $45 million and $76 million, respectively) experienced a payment default within a year after the borrowers' Chapter 7 bankruptcy.
Non-Cash Investing and Financing Activities

During YTD 2018 and YTD 2017, we acquired $122.6 billion and $161.5 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $18.9 billion and $25.3 billion of loans from sellers during YTD 2018 and YTD 2017, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets. These loans were primarily included in the guarantor swap transactions.
In addition, we acquire REO properties through foreclosure sales or by deed in lieu of foreclosure. These acquisitions represent non-cash transfers. During YTD 2018 and YTD 2017, we had transfers of $0.7 billion and $0.9 billion, respectively, from loans to REO.

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

	September 30, 2018			December 31, 2017
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-family:
Securitization activity guarantees	$15,355	$185	40	$10,817	$120	40
Other mortgage-related guarantees	6,078	171	30	6,264	190	31
Total single-family	$21,433	$356		$17,081	$310
Multifamily:
Securitization activity guarantees	$210,163	$2,541	40	$188,768	$2,305	40
Other mortgage-related guarantees	10,008	451	36	9,888	466	36
Total multifamily	$220,171	$2,992		$198,656	$2,771
Other guarantees measured at fair value	$15,611	$209	30	$9,661	$141	28

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

(2)
For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our condensed consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $56 million and $57 million as of September 30, 2018 and December 31, 2017, respectively, and is included within other liabilities on our condensed consolidated balance sheets. For other guarantees measured at fair value, this amount represents the fair value of the contract.

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

	September 30, 2018		December 31, 2017
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
Primary mortgage insurance	$366,731	$93,931	$334,189	$85,429

(1)	Underlying loans may be covered by more than one form of credit enhancement, including freestanding credit enhancements and debt with embedded credit enhancements.

(2)	Represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements.

Freddie Mac Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

Freestanding Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our single-family and multifamily freestanding credit enhancements.

	September 30, 2018		December 31, 2017
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
Subordination (non-consolidated VIEs)	$13,778	$2,474	$8,953	$1,734
ACIS(3)(4)	753,298	8,375	625,082	6,933
Other(4)(5)	120,315	9,208	8,623	6,282
Total single-family		20,057		14,949
Multifamily:
Subordination (non-consolidated VIEs)	209,801	34,014	187,299	30,689
Other(6)	2,193	789	1,833	726
Total multifamily		34,803		31,415
Total single-family and multifamily freestanding credit enhancements		$54,860		$46,364

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

(3)	As of September 30, 2018 and December 31, 2017, our counterparties posted collateral held by third parties on our ACIS transactions of $1.5 billion and $1.1 billion, respectively.

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
In addition to the credit enhancements disclosed above, the Multifamily segment has other credit enhancements. Recoveries from these other credit enhancements have been minimal as the historical losses on our multifamily mortgage loans and amounts paid under our guarantee contracts have not been significant. Therefore, these other credit enhancements have been excluded from the table.

Freddie Mac Form 10-Q	106

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

Debt with Embedded Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to debt with embedded credit enhancements.

	September 30, 2018		December 31, 2017
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
STACR debt notes	$621,350	$18,078	$604,356	$17,788
Subordination (consolidated VIEs)	18,640	786	3,330	179
Total single-family		18,864		17,967
Multifamily:
SCR debt notes	2,678	134	2,732	137
Subordination (consolidated VIEs)	2,700	280	1,800	180
Total multifamily		414		317
Total single-family and multifamily debt with embedded credit enhancements		$19,278		$18,284

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

Freddie Mac Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Investments in Securities
The table below summarizes the fair values of our investments in debt securities by classification.

(In millions)	September 30, 2018	December 31, 2017
Trading securities	$41,201	$40,721
Available-for-sale securities	34,729	43,597
Total	$75,930	$84,318
As of September 30, 2018 and December 31, 2017, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
Trading Securities

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.

(In millions)	September 30, 2018	December 31, 2017
Mortgage-related securities:
Freddie Mac	$11,899	$12,235
Other agency	2,731	3,574
Non-agency RMBS	691	750
Non-agency CMBS	401	1,343
Total mortgage-related securities	15,722	17,902
Non-mortgage-related securities	25,479	22,819
Total fair value of trading securities	$41,201	$40,721
For trading securities held at September 30, 2018, we recorded net unrealized gains (losses) of ($305) million and ($951) million during 3Q 2018 and YTD 2018, respectively. For trading securities held at September 30, 2017, we recorded net unrealized gains (losses) of ($49) million and ($196) million during 3Q 2017 and YTD 2017, respectively.

Freddie Mac Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Available-for-Sale Securities

At September 30, 2018 and December 31, 2017, all available-for-sale securities were mortgage-related securities.
The tables below present the amortized cost, gross unrealized gains and losses and fair value by major security type for our securities classified as available-for-sale.

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Freddie Mac	$29,826	$182	$—	($840)	$29,168
Other agency	1,876	35	—	(6)	1,905
Non-agency RMBS	1,428	387	—	(1)	1,814
Non-agency CMBS	1,686	—	(8)	(79)	1,599
Obligations of states and political subdivisions	242	2	—	(1)	243
Total available-for-sale securities	$35,058	$606	($8)	($927)	$34,729

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Freddie Mac	$35,433	$499	$—	($462)	$35,470
Other agency	2,008	56	—	(11)	2,053
Non-agency RMBS	3,012	927	(5)	(1)	3,933
Non-agency CMBS	1,773	22	(9)	(2)	1,784
Obligations of states and political subdivisions	352	5	—	—	357
Total available-for-sale securities	$42,578	$1,509	($14)	($476)	$43,597

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.
The fair value of our available-for-sale securities held at September 30, 2018 scheduled to contractually mature after ten years was $31.2 billion, with an additional $3.0 billion scheduled to contractually mature after five years through ten years.

Freddie Mac Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Available-For-Sale Securities in a Gross Unrealized Loss Position

The tables below present available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.

	September 30, 2018
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$11,689	($199)	$10,081	($641)
Other agency	239	(1)	705	(5)
Non-agency RMBS	1	—	6	(1)
Non-agency CMBS	1,581	(79)	16	(8)
Obligations of states and political subdivisions	33	(1)	—	—
Total available-for-sale securities in a gross unrealized loss position	$13,543	($280)	$10,808	($655)

	December 31, 2017
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$10,337	($107)	$9,251	($355)
Other agency	40	—	1,079	(11)
Non-agency RMBS	5	—	105	(6)
Non-agency CMBS	1,026	(2)	52	(9)
Obligations of states and political subdivisions	12	—	21	—
Total available-for-sale securities in a gross unrealized loss position	$11,420	($109)	$10,508	($381)
At September 30, 2018, the gross unrealized losses relate to 421 separate securities.
Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.

(In millions)	3Q 2018	3Q 2017	YTD 2018	YTD 2017
Gross realized gains	$69	$806	$544	$1,153
Gross realized losses	(131)	(10)	(232)	(44)
Net realized gains (losses)	($62)	$796	$312	$1,109
Non-Cash Investing and Financing Activities

During 3Q 2018, we purchased $3.6 billion and sold $3.7 billion of non-mortgage-related securities that were traded, but not settled. We settled our purchase and sale obligations during 4Q 2018.

Freddie Mac Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8
Debt Securities and Subordinated Borrowings
The table below summarizes the interest expense per our condensed consolidated statements of comprehensive income and the balances of total debt, net per our condensed consolidated balance sheets.

	Balance, Net		Interest Expense
(In millions)	September 30, 2018	December 31, 2017	3Q 2018	3Q 2017	YTD 2018	YTD 2017
Debt securities of consolidated trusts held by third parties	$1,765,045	$1,720,996	$12,827	$11,852	$37,996	$35,567
Other debt:
Short-term debt	68,498	73,069	361	173	832	414
Long-term debt	208,447	240,565	1,358	1,359	3,974	4,109
Total other debt	276,945	313,634	1,719	1,532	4,806	4,523
Total debt, net	$2,041,990	$2,034,630	$14,546	$13,384	$42,802	$40,090
Our debt cap under the Purchase Agreement is $346.1 billion in 2018 and will decline to $300 billion on January 1, 2019. As of September 30, 2018, our aggregate indebtedness for purposes of the debt cap was $281.1 billion. Our aggregate indebtedness calculation primarily includes the par value of other short- and long-term debt.
Debt Securities of Consolidated Trusts Held by Third Parties

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.

	September 30, 2018				December 31, 2017
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2018 - 2056	$1,352,288	$1,390,045	3.70%	2018 - 2055	$1,278,911	$1,318,350	3.68%
20-year fixed-rate	2018 - 2038	70,543	72,447	3.42	2018 - 2038	73,866	76,022	3.43
15-year fixed-rate	2018 - 2033	246,022	250,582	2.87	2018 - 2033	260,633	266,241	2.86
Adjustable-rate	2018 - 2048	40,696	41,548	3.04	2018 - 2048	47,169	48,220	2.85
Interest-only	2026 - 2041	5,507	5,564	4.21	2026 - 2041	7,303	7,379	3.74
FHA/VA	2018 - 2046	746	763	4.80	2018 - 2046	847	866	4.85
Total single-family		1,715,802	1,760,949			1,668,729	1,717,078
Multifamily	2019-2047	4,045	4,096	3.88	2019-2047	3,876	3,918	3.99
Total debt securities of consolidated trusts held by third parties		$1,719,847	$1,765,045			$1,672,605	$1,720,996

(1)
Includes $735 million and $639 million at September 30, 2018 and December 31, 2017, respectively, of debt of consolidated trusts that represents the fair value of debt securities with the fair value option elected.

(2)	The effective interest rate for debt securities of consolidated trusts held by third parties was 2.93% and 2.84% as of September 30, 2018 and December 31, 2017, respectively.

Freddie Mac Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Other Debt

The table below summarizes the balances and effective interest rates for other debt.

	September 30, 2018			December 31, 2017
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Other short-term debt:
Discount notes and Reference Bills®	$40,726	$40,572	2.06%	$45,717	$45,596	1.19%
Medium-term notes	18,200	18,200	1.80	17,792	17,792	1.03
Securities sold under agreements to repurchase	9,726	9,726	2.03	9,681	9,681	1.06
Total other short-term debt	68,652	68,498	1.98	73,190	73,069	1.14
Other long-term debt:
Original maturities on or before December 31,
2018	10,267	10,267	1.24	70,557	70,587	1.16
2019	58,092	58,053	1.54	57,689	57,637	1.54
2020	41,506	41,482	1.76	38,117	38,087	1.68
2021	28,976	28,982	1.99	22,809	22,829	1.80
2022	20,231	20,203	2.44	18,538	18,506	2.38
Thereafter	34,426	31,881	4.16	17,281	14,660	5.29
STACR and SCR debt(3)	18,212	18,585	5.75	17,925	18,338	5.06
Hedging-related basis adjustments	N/A	(1,006)		N/A	(79)
Total other long-term debt(4)	211,710	208,447	2.49	242,916	240,565	2.04
Total other debt	$280,362	$276,945		$316,106	$313,634

(1)
Represents par value, net of associated discounts or premiums and issuance cost. Includes $4.6 billion and $5.2 billion at September 30, 2018 and December 31, 2017, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)	Based on carrying amount.

(3)
Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.

(4)	Carrying amount for other long-term debt includes callable debt of $110.9 billion and $113.8 billion at September 30, 2018 and December 31, 2017, respectively.

Freddie Mac Form 10-Q	112

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

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
Cash Flow Hedges

There are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. Amounts reclassified from AOCI are recorded in interest expense. During YTD 2018 and YTD 2017, we reclassified from AOCI into earnings, pre-tax losses of $106 million and $125 million, respectively, related to closed cash flow hedges. See Note 11 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.

Freddie Mac Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.

	September 30, 2018			December 31, 2017
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$158,117	$1,041	($396)	$213,717	$2,121	($1,224)
Pay-fixed	175,055	1,105	(1,470)	185,400	751	(5,008)
Basis (floating to floating)	6,613	1	—	5,244	—	(2)
Total interest-rate swaps	339,785	2,147	(1,866)	404,361	2,872	(6,234)
Option-based:
Call swaptions
Purchased	51,650	1,373	—	58,975	2,709	—
Written	4,650	—	(67)	4,650	—	(101)
Put swaptions
Purchased(1)	61,630	1,736	—	47,810	1,058	—
Written	3,000	—	(29)	3,000	—	(20)
Other option-based derivatives(2)	10,523	552	—	10,683	757	—
Total option-based	131,453	3,661	(96)	125,118	4,524	(121)
Futures	176,344	—	—	267,385	—	—
Commitments	63,636	144	(80)	54,207	44	(64)
Credit derivatives	2,112	—	(48)	3,569	7	(46)
Other	11,490	21	(128)	2,906	1	(19)
Total derivatives not designated as hedges	724,820	5,973	(2,218)	857,546	7,448	(6,484)
Designated as fair value hedges
Interest-rate swaps:
Receive-fixed	90,428	—	(1,457)	83,352	2	(714)
Pay-fixed	67,505	595	(732)	69,402	1,388	(291)
Total derivatives designated as fair value hedges	157,933	595	(2,189)	152,754	1,390	(1,005)
Derivative interest receivable (payable)		969	(1,103)		1,407	(1,596)
Netting adjustments(3)		(7,068)	5,215		(9,870)	8,816
Total derivative portfolio, net	$882,753	$469	($295)	$1,010,300	$375	($269)

(1)
Includes swaptions on credit indices with a notional or contractual amount of $20.3 billion and $13.4 billion at September 30, 2018 and December 31, 2017, respectively, and a fair value of $7.5 million and $5.0 million at September 30, 2018 and December 31, 2017, respectively.

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

(In millions)	3Q 2018	3Q 2017	YTD 2018	YTD 2017
Not designated as hedges
Interest-rate swaps:
Receive-fixed	($1,004)	($329)	($5,080)	$195
Pay-fixed	1,721	352	7,922	(78)
Basis (floating to floating)	19	—	(9)	(1)
Total interest-rate swaps	736	23	2,833	116
Option-based:
Call swaptions
Purchased	(402)	(67)	(1,392)	(106)
Written	35	5	76	6
Put swaptions
Purchased	136	(145)	524	(481)
Written	(2)	7	(23)	49
Other option-based derivatives(1)	(73)	2	(205)	13
Total option-based	(306)	(198)	(1,020)	(519)
Other:
Futures	277	18	728	(212)
Commitments	69	(121)	672	(128)
Credit derivatives	(4)	(2)	(14)	(33)
Other	(71)	—	(64)	(6)
Total other	271	(105)	1,322	(379)
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	39	343	335	1,198
Pay-fixed interest-rate swaps	(50)	(741)	(536)	(2,492)
Other	38	—	40	—
Total accrual of periodic cash settlements	27	(398)	(161)	(1,294)
Total	$728	($678)	$2,974	($2,076)

(1)	Primarily consists of purchased interest-rate caps and floors and options on Treasury futures.

Freddie Mac Form 10-Q	116

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Fair Value Hedges

The tables below present the effects of fair value hedge accounting by condensed consolidated statements of comprehensive income line, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.

	3Q 2018
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Other Income (Loss)
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$16,787	($14,546)	$394

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships:(1)
Hedged items	(755)	—	—
Derivatives designated as hedging instruments	776	—	—
Interest accruals on hedging instruments	(96)	—	—
Discontinued hedge related basis adjustment amortization	38	—	—
Interest contracts on debt:
Gain or (loss) on fair value hedging relationships:
Hedged items	—	121	—
Derivatives designated as hedging instruments	—	(50)	—
Interest accruals on hedging instruments	—	(96)	—
Discontinued hedge related basis adjustment amortization	—	(1)	—

	3Q 2017
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Other Income (Loss)
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$15,867	($13,384)	$5,403

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships:(1)
Hedged items	—	—	(15)
Derivatives designated as hedging instruments(2)	—	—	85
Discontinued hedge related basis adjustment amortization	(8)	—	—
Referenced footnotes are included after the next tables.

Freddie Mac Form 10-Q	117

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

	YTD 2018
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Other Income (Loss)
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$49,082	($42,802)	$1,526

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships:(1)
Hedged items	(3,441)	—	—
Derivatives designated as hedging instruments	3,087	—	—
Interest accruals on hedging instruments	(373)	—	—
Discontinued hedge related basis adjustment amortization	86	—	—
Interest contracts on debt:
Gain or (loss) on fair value hedging relationships:
Hedged items	—	931	—
Derivatives designated as hedging instruments	—	(728)	—
Interest accruals on hedging instruments	—	(219)	—
Discontinued hedge related basis adjustment amortization	—	(2)	—

	YTD 2017
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Other Income (Loss)
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$47,680	($40,090)	$6,512

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships:(1)
Hedged items	—	—	351
Derivatives designated as hedging instruments(2)	—	—	(215)
Discontinued hedge related basis adjustment amortization	(13)	—	—

(1)
In 3Q 2017 and YTD 2017, gains or losses on derivatives and hedged items were recorded in other income (loss). Beginning in 4Q 2017, gains and losses and interest accruals are recorded in interest income - mortgage loans in our condensed consolidated statements of comprehensive income due to adoption of amended hedge accounting guidance.

(2)
The gain or (loss) on fair value hedging relationships in 3Q 2017 and YTD 2017 excludes ($101) million and ($277) million, respectively, of interest accruals which were recorded in derivatives gains (losses) in our condensed consolidated statements of comprehensive income.

Freddie Mac Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Cumulative Basis Adjustments Due to Fair Value Hedging

The tables below present the hedged item cumulative basis adjustments due to qualifying fair value hedging and the related hedged item carrying amounts by their respective balance sheet line item.

	September 30, 2018
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount
(In millions)		Total	Discontinued - Hedge Related
Mortgage loans held-for-investment	$154,675	($3,011)	($3,011)
Debt	(99,739)	1,006	(10)

	December 31, 2017
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount
(In millions)		Total	Discontinued - Hedge Related
Mortgage loans held-for-investment	$128,140	$198	$198
Debt	(92,277)	79	(14)

Freddie Mac Form 10-Q	119

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

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
In the event that all of our counterparties for OTC derivatives were to have defaulted simultaneously on September 30, 2018, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $79 million.
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
Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total net exposure on our forward purchase and sale commitments, which are treated as derivatives, was $144 million and $44 million at September 30, 2018 and December 31, 2017, respectively.
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
Offsetting of Financial Assets and Liabilities

At September 30, 2018 and December 31, 2017, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
The tables below display offsetting and collateral information related to derivatives, securities purchased under agreements to resell and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements. Securities sold under agreements to repurchase are included in debt, net on our condensed consolidated balance sheets. During 1Q 2018, certain rule amendments made by the LCH Group became effective. As a result, the legal characterization of variation margin payments for certain of our cleared swaps changed from posting of margin collateral to settlements. The table below reflects this change as of September 30, 2018.

Freddie Mac Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

	September 30, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,365	($4,976)	($2,195)	$194	($115)	$79
Cleared and exchange-traded derivatives	7	—	103	110	—	110
Other	165	—	—	165	—	165
Total derivatives	7,537	(4,976)	(2,092)	469	(115)	354
Securities purchased under agreements to resell(3)(4)	48,540	—	—	48,540	(48,540)	—
Total	$56,077	($4,976)	($2,092)	$49,009	($48,655)	$354
Liabilities:
Derivatives:
OTC derivatives	($5,211)	$4,976	$211	($24)	$—	($24)
Cleared and exchange-traded derivatives	(43)	—	28	(15)	—	(15)
Other	(256)	—	—	(256)	—	(256)
Total derivatives	(5,510)	4,976	239	(295)	—	(295)
Securities sold under agreements to repurchase(4)	(9,726)	—	—	(9,726)	9,726	—
Total	($15,236)	$4,976	$239	($10,021)	$9,726	($295)

	December 31, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,648	($5,499)	($1,903)	$246	($205)	$41
Cleared and exchange-traded derivatives	2,545	(2,266)	(202)	77	—	77
Other	52	—	—	52	—	52
Total derivatives	10,245	(7,765)	(2,105)	375	(205)	170
Securities purchased under agreements to resell(3)(4)	55,903	—	—	55,903	(55,903)	—
Total	$66,148	($7,765)	($2,105)	$56,278	($56,108)	$170
Liabilities:
Derivatives:
OTC derivatives	($6,285)	$5,499	$688	($98)	$—	($98)
Cleared and exchange-traded derivatives	(2,671)	2,266	363	(42)	—	(42)
Other	(129)	—	—	(129)	—	(129)
Total derivatives	(9,085)	7,765	1,051	(269)	—	(269)
Securities sold under agreements to repurchase(4)	(9,681)	—	—	(9,681)	9,681	—
Total	($18,766)	$7,765	$1,051	($9,950)	$9,681	($269)

Freddie Mac Form 10-Q	122

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $2.8 billion and $3.1 billion as of September 30, 2018 and December 31, 2017, respectively.

(3)
We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At September 30, 2018, and December 31, 2017, we had $32.7 billion and $34.8 billion, respectively, of securities pledged to us in these transactions. In addition, at September 30, 2018 and December 31, 2017, we had $2.8 billion and $3.4 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge.

(4)	Does not include the impacts of netting by central clearing organizations.
Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. At September 30, 2018, we had $2.5 billion pledged to us as collateral that was invested as part of our liquidity and contingency operating portfolio.
Collateral Pledged by Freddie Mac
The tables below summarize the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.

	September 30, 2018
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$361	$—	$128	$489
Trading securities	2,392	9,719	408	12,519
Total securities pledged	$2,753	$9,719	$536	$13,008

	December 31, 2017
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$375	$—	$111	$486
Trading securities	2,766	9,705	362	12,833
Total securities pledged	$3,141	$9,705	$473	$13,319

(1)
Represents PCs held by us in our Capital Markets segment mortgage investments portfolio which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our condensed consolidated balance sheets.

(2)	Includes collateral related to transactions with certain clearinghouses.
The table below summarizes the underlying collateral pledged and the remaining contractual maturity of our gross obligations under securities sold under agreements to repurchase.

	September 30, 2018
(In millions)	Overnight and continuous	30 days or less	After 30 days through 90 days	Greater than 90 days	Total
U.S. Treasury securities	$4,627	$4,314	$778	$—	$9,719

Freddie Mac Form 10-Q	123

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Stockholders’ Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The tables below present changes in AOCI after the effects of our federal statutory tax rates of 21% and 35% for YTD 2018 and YTD 2017, respectively, related to available-for-sale securities, closed cash flow hedges and our defined benefit plans.

	YTD 2018
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$662	($356)	$83	$389
Other comprehensive income before reclassifications(1)	(821)	—	(1)	(822)
Amounts reclassified from accumulated other comprehensive income	(244)	87	(12)	(169)
Changes in AOCI by component	(1,065)	87	(13)	(991)
Cumulative effect of change in accounting principle(2)	143	(73)	19	89
Ending balance	($260)	($342)	$89	($513)

	YTD 2017
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$915	($480)	$21	$456
Other comprehensive income before reclassifications(1)	955	—	(2)	953
Amounts reclassified from accumulated other comprehensive income	(709)	81	(1)	(629)
Changes in AOCI by component	246	81	(3)	324
Ending balance	$1,161	($399)	$18	$780

(1)	For YTD 2018 and YTD 2017, net of tax expense (benefit) of $0.2 billion and $0.5 billion, respectively, for AOCI related to available-for-sale securities.

(2)	Includes the effect of adopting the accounting guidance on reclassification of stranded tax effects of the Tax Cuts and Jobs Act.
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

(In millions)	3Q 2018	3Q 2017	YTD 2018	YTD 2017
AOCI related to available-for-sale securities
Affected line items in the consolidated statements of comprehensive income:
Other gains (losses) on investment securities recognized in earnings	($62)	$796	$312	$1,109
Net impairment of available-for-sale securities recognized in earnings	(2)	(1)	(3)	(17)
Total before tax	(64)	795	309	1,092
Income tax (expense) or benefit	13	(279)	(65)	(383)
Net of tax	(51)	516	244	709
AOCI related to cash flow hedge relationships
Affected line items in the consolidated statements of comprehensive income:
Interest expense	(31)	(40)	(106)	(125)
Income tax (expense) or benefit	6	14	19	44
Net of tax	(25)	(26)	(87)	(81)
AOCI related to defined benefit plans
Affected line items in the consolidated statements of comprehensive income:
Salaries and employee benefits	5	1	15	1
Income tax (expense) or benefit	(1)	—	(3)	—
Net of tax	4	1	12	1
Total reclassifications in the period	($72)	$491	$169	$629
Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.3 billion and $0.4 billion at September 30, 2018 and September 30, 2017, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $78 million, net of taxes, of the $0.3 billion of cash flow hedge losses in AOCI at September 30, 2018 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 15 years.

Freddie Mac Form 10-Q	125

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Senior Preferred Stock

As of September 30, 2018, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $5.6 billion as of September 30, 2018 and the Capital Reserve Amount of $3.0 billion, our dividend requirement to Treasury in December 2018 will be $2.6 billion. See Note 2 for additional information.
Upon the Conservator, acting as successor to the rights, titles, powers and privileges of the Board of Directors, declaring a senior preferred stock dividend equal to our dividend requirement and directing us to pay it before December 31, 2018, we would pay a dividend of $2.6 billion by December 31, 2018. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full, the unpaid amount would be added to the liquidation preference and our applicable Capital Reserve Amount would thereafter be zero, but this would not affect our ability to draw funds from Treasury under the Purchase Agreement. Our cumulative senior preferred stock dividend payments totaled $114.0 billion as of September 30, 2018. The aggregate liquidation preference of the senior preferred stock owned by Treasury was $75.6 billion and $75.3 billion as of September 30, 2018 and December 31, 2017, respectively.
Stock Issuances and Repurchases

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 3Q 2018.
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
There were no stock options outstanding at both September 30, 2018 and September 30, 2017.
Dividends Declared

No common dividends were declared during YTD 2018. During 1Q 2018 and 2Q 2018, we did not pay dividends on the senior preferred stock. At the direction of our Conservator, we paid dividends of $1.6 billion in cash on the senior preferred stock during 3Q 2018. In addition, we did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during YTD 2018.

Freddie Mac Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Income Taxes
Income Tax Expense

For 3Q 2018 and 3Q 2017, we reported income tax expense of $0.6 billion and $2.5 billion, respectively, resulting in effective tax rates of 17.0% and 35.0%, respectively. For YTD 2018 and YTD 2017, we reported income tax expense of $1.9 billion and $4.5 billion, respectively, resulting in effective tax rates of 19.3% and 34.3%, respectively. Our effective tax rate for YTD 2018 differed from the statutory tax rate of 21% primarily due to the adjustment of the revaluation of our net deferred tax asset to the enacted rate with the filing of our 2017 tax return, which reduced the write-down of the deferred tax asset taken in 4Q 2017. Our effective tax rate for YTD 2017 differed from the statutory tax rate of 35% primarily due to our recognition of low income housing tax credits.
Deferred Tax Assets, Net

We had net deferred tax assets of $7.9 billion and $8.1 billion as of September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at September 30, 2018, we determined that it is more likely than not that our net deferred tax assets, except for a portion of the deferred tax asset related to our capital loss carryforward, will be realized. As of September 30, 2018, we have a $46 million valuation allowance recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of September 30, 2018.

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
The table below presents Segment Earnings by segment.

(In millions)	3Q 2018	3Q 2017	YTD 2018	YTD 2017
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$1,065	$255	$2,570	$1,743
Multifamily	546	374	1,566	1,212
Capital Markets	1,095	4,042	3,999	5,591
All Other	—	—	—	—
Total Segment Earnings, net of taxes	2,706	4,671	8,135	8,546
Net income	$2,706	$4,671	$8,135	$8,546
Comprehensive income (loss) of segments:
Single-family Guarantee	$1,063	$255	$2,562	$1,741
Multifamily	502	370	1,430	1,277
Capital Markets	994	4,025	3,152	5,852
All Other	—	—	—	—
Comprehensive income of segments	2,559	4,650	7,144	8,870
Comprehensive income	$2,559	$4,650	$7,144	$8,870

Freddie Mac Form 10-Q	129

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The tables below present detailed reconciliations between our GAAP financial statements and Segment Earnings for our reportable segments and All Other.

	3Q 2018
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$277	$923	$—	$1,200	$2,057	$3,257
Guarantee fee income(1)	1,576	210	—	—	1,786	(1,577)	209
Benefit (provision) for credit losses	196	2	—	—	198	182	380
Net impairment of available-for-sale securities recognized in earnings	—	—	7	—	7	(9)	(2)
Derivative gains (losses)	(25)	375	427	—	777	(49)	728
Gains (losses) on trading securities	—	(93)	(286)	—	(379)	—	(379)
Gains (losses) on loans	—	(284)	—	—	(284)	111	(173)
Other non-interest income (loss)	373	295	327	—	995	(553)	442
Administrative expense	(371)	(109)	(89)	—	(569)	—	(569)
REO operations expense	(42)	—	—	—	(42)	4	(38)
Other non-interest expense	(413)	(14)	—	—	(427)	(166)	(593)
Income tax expense	(229)	(113)	(214)	—	(556)	—	(556)
Net income	1,065	546	1,095	—	2,706	—	2,706
Changes in unrealized gains (losses) related to available-for-sale securities	—	(44)	(125)	—	(169)	—	(169)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	25	—	25	—	25
Changes in defined benefit plans	(2)	—	(1)	—	(3)	—	(3)
Total other comprehensive income (loss), net of taxes	(2)	(44)	(101)	—	(147)	—	(147)
Comprehensive income	$1,063	$502	$994	$—	$2,559	$—	$2,559

Referenced footnote is included after the YTD 2017 table.

	YTD 2018
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$841	$2,602	$—	$3,443	$5,835	$9,278
Guarantee fee income(1)	4,660	609	—	—	5,269	(4,666)	603
Benefit (provision) for credit losses	327	20	—	—	347	30	377
Net impairment of available-for-sale securities recognized in earnings	—	—	144	—	144	(147)	(3)
Derivative gains (losses)	(37)	1,254	2,038	—	3,255	(281)	2,974
Gains (losses) on trading securities	—	(344)	(989)	—	(1,333)	—	(1,333)
Gains (losses) on loans	—	(797)	—	—	(797)	466	(331)
Other non-interest income (loss)	598	704	1,429	—	2,731	(762)	1,969
Administrative expense	(1,070)	(315)	(262)	—	(1,647)	—	(1,647)
REO operations expense	(101)	1	—	—	(100)	13	(87)
Other non-interest expense	(1,192)	(33)	(6)	—	(1,231)	(488)	(1,719)
Income tax expense	(615)	(374)	(957)	—	(1,946)	—	(1,946)
Net income	2,570	1,566	3,999	—	8,135	—	8,135
Changes in unrealized gains (losses) related to available-for-sale securities	—	(134)	(931)	—	(1,065)	—	(1,065)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	87	—	87	—	87
Changes in defined benefit plans	(8)	(2)	(3)	—	(13)	—	(13)
Total other comprehensive income (loss), net of taxes	(8)	(136)	(847)	—	(991)	—	(991)
Comprehensive income	$2,562	$1,430	$3,152	$—	$7,144	$—	$7,144
Referenced footnote is included after the YTD 2017 table.

Freddie Mac Form 10-Q	130

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	3Q 2017
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$342	$804	$—	$1,146	$2,343	$3,489
Guarantee fee income(1)	1,581	170	—	—	1,751	(1,582)	169
Benefit (provision) for credit losses	(826)	(22)	—	—	(848)	132	(716)
Net impairment of available-for-sale securities recognized in earnings	—	—	50	—	50	(51)	(1)
Derivative gains (losses)	(2)	22	(324)	—	(304)	(374)	(678)
Gains (losses) on trading securities	—	(47)	(26)	—	(73)	—	(73)
Gains (losses) on loans	—	(84)	—	—	(84)	287	203
Other non-interest income (loss)	405	314	5,757	—	6,476	(622)	5,854
Administrative expense	(353)	(98)	(73)	—	(524)	—	(524)
REO operations expense	(38)	—	—	—	(38)	3	(35)
Other non-interest expense	(348)	(11)	(3)	—	(362)	(136)	(498)
Income tax expense	(164)	(212)	(2,143)	—	(2,519)	—	(2,519)
Net income	255	374	4,042	—	4,671	—	4,671
Changes in unrealized gains (losses) related to available-for-sale securities	—	(4)	(43)	—	(47)	—	(47)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	26	—	26	—	26
Changes in defined benefit plans	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of taxes	—	(4)	(17)	—	(21)	—	(21)
Comprehensive income	$255	$370	$4,025	$—	$4,650	$—	$4,650

Referenced footnote is included after the next table.

	YTD 2017
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$905	$2,608	$—	$3,513	$7,150	$10,663
Guarantee fee income(1)	4,505	483	—	—	4,988	(4,512)	476
Benefit (provision) for credit losses	(775)	(10)	—	—	(785)	607	(178)
Net impairment of available-for-sale securities recognized in earnings	—	(4)	194	—	190	(207)	(17)
Derivative gains (losses)	(34)	(31)	(757)	—	(822)	(1,254)	(2,076)
Gains (losses) on trading securities	—	(62)	(207)	—	(269)	—	(269)
Gains (losses) on loans	—	(75)	—	—	(75)	485	410
Other non-interest income (loss)	1,115	972	6,924	—	9,011	(1,981)	7,030
Administrative expense	(1,018)	(288)	(242)	—	(1,548)	—	(1,548)
REO operations expense	(138)	—	—	—	(138)	10	(128)
Other non-interest expense	(1,001)	(44)	(8)	—	(1,053)	(298)	(1,351)
Income tax (expense) benefit	(911)	(634)	(2,921)	—	(4,466)	—	(4,466)
Net income (loss)	1,743	1,212	5,591	—	8,546	—	8,546
Changes in unrealized gains (losses) related to available-for-sale securities	—	65	181	—	246	—	246
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	81	—	81	—	81
Changes in defined benefit plans	(2)	—	(1)	—	(3)	—	(3)
Total other comprehensive income (loss), net of taxes	(2)	65	261	—	324	—	324
Comprehensive income	$1,741	$1,277	$5,852	$—	$8,870	$—	$8,870

(1)	Guarantee fee income is included in other income (loss) on our GAAP condensed consolidated statements of comprehensive income.

Freddie Mac Form 10-Q	131

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

NOTE 14
Concentration of Credit and Other Risks
Single-Family Credit Guarantee Portfolio

The table below summarizes the concentration by loan portfolio and geographic area of the approximately $1.9 trillion and $1.8 trillion UPB of our single-family credit guarantee portfolio at September 30, 2018 and December 31, 2017, respectively. See Note 4 and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.

	September 30, 2018		December 31, 2017		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	YTD 2018	YTD 2017
Core single-family loan portfolio	81%	0.22%	78%	0.35%	12%	3%
Legacy and relief refinance single-family loan portfolio	19	2.01	22	2.59	88	97
Total	100%	0.73	100%	1.08	100%	100%
Region(1)
West	30%	0.39	30%	0.47	17%	27%
Northeast	24	1.01	25	1.24	40	34
North Central	16	0.65	16	0.81	18	16
Southeast	16	0.98	16	1.95	18	19
Southwest	14	0.60	13	0.98	7	4
Total	100%	0.73	100%	1.08	100%	100%
State(2)
New York	5%	1.47	5%	1.74	12%	8%
New Jersey	3	1.34	3	1.78	10	9
Illinois	5	0.90	5	1.13	9	9
Florida	6	1.24	6	3.33	10	12
California	18	0.34	18	0.41	10	18
All other	63	0.66	63	0.91	49	44
Total	100%	0.73%	100%	1.08%	100%	100%

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

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Interest-only	1%	1%	3.72%	4.97%
Alt-A	1	1	4.40	5.62
Original LTV ratio greater than 90%(2)	17	17	1.08	1.70
Lower credit scores at origination (less than 620)	2	2	4.68	6.34

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchase as part of our participation in the MHA Program.

Freddie Mac Form 10-Q	133

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Sellers and Servicers

Sellers
We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The tables below summarize the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume.

Single-family Sellers	YTD 2018	YTD 2017
Wells Fargo Bank, N.A.	12%	16%
Other top 10 sellers	37	37
Top 10 single-family sellers	49%	53%

Multifamily Sellers	YTD 2018	YTD 2017
CBRE Capital Markets, Inc.	19%	17%
Berkadia Commercial Mortgage LLC	12	9
Holliday Fenoglio Fowler, L.P.	9	10
Other top 10 sellers	38	42
Top 10 multifamily sellers	78%	78%
In recent years, there has been a shift in our single-family purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown rapidly in recent years, and we purchase a significant share of our loans from them. Our top five non-depository sellers provided approximately 22% and 20% of our single-family purchase volume during YTD 2018 and YTD 2017, respectively.
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

Single-family Servicers	September 30, 2018(1)	December 31, 2017(1)
Wells Fargo Bank, N.A.	18%	18%
Other top 10 servicers	39	40
Top 10 single-family servicers	57%	58%

(1)	Percentage of servicing volume is based on the total single-family credit guarantee portfolio, excluding loans where we do not exercise control over the associated servicing.

Multifamily Servicers	September 30, 2018	December 31, 2017
Wells Fargo Bank, N.A.	16%	16%
CBRE Capital Markets, Inc.	14	12
Berkadia Commercial Mortgage LLC	9	11
Other top 10 servicers	36	36
Top 10 multifamily servicers	75%	75%

Freddie Mac Form 10-Q	134

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

In recent years, there has been a shift in our single-family servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our loans. As of September 30, 2018 and December 31, 2017, approximately 17% and 15%, respectively, of our single-family credit guarantee portfolio, excluding loans where we do not exercise control over the associated servicing, was serviced by our top five non-depository servicers. We routinely monitor the performance of our largest non-depository servicers.
Mortgage Insurers

We have counterparty credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 4 for additional information. As of September 30, 2018, mortgage insurers provided coverage with maximum loss limits of $94.0 billion, for $366.8 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall mortgage insurance coverage. On October 23, 2016, Genworth Financial, Inc. announced that it had entered into an agreement to be acquired by China Oceanwide Holdings Group Co., Ltd. Regulatory and other approvals of the acquisition are still pending. Genworth Mortgage Insurance Corporation is a subsidiary of Genworth Financial, Inc.

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	September 30, 2018	December 31, 2017
Arch Mortgage Insurance Company	A-	24%	24%
Radian Guaranty Inc.	BBB	21	21
Mortgage Guaranty Insurance Corporation	BBB	19	19
Genworth Mortgage Insurance Corporation	BB+	15	15
Essent Guaranty, Inc.	BBB+	13	12
Total		92%	91%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of September 30, 2018. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

(2)	Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty.
We received proceeds of $0.2 billion and $0.3 billion during YTD 2018 and YTD 2017, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.1 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of both September 30, 2018 and December 31, 2017. The balance of these receivables, net of an associated allowance for credit losses, was approximately $0.1 billion at both September 30, 2018 and December 31, 2017.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of both September 30, 2018 and December 31, 2017, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We recognized an allowance for credit losses for all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.

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
Our cash and other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including commercial banks, other GSEs, Treasury, the Federal Reserve Bank of New York, the Government Securities Division of Fixed Income Clearing Corporation (GSD/FICC), highly-rated supranational institutions and government money market funds. As of September 30, 2018 and December 31, 2017, $2.8 billion and $0.2 billion of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty risk of these institutions. As of September 30, 2018 and December 31, 2017, including amounts related to our consolidated VIEs, the balance in our other investments and cash portfolio was $82.8 billion and $89.8 billion, respectively. The balances consist primarily of cash and securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, cash advanced to lenders and other secured lending. As of September 30, 2018, all of our securities purchased under agreements to resell were fully collateralized.

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

	September 30, 2018
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$24,655	$4,513	$—	$29,168
Other agency	—	1,865	40	—	1,905
Non-agency RMBS	—	—	1,814	—	1,814
Non-agency CMBS	—	21	1,578	—	1,599
Obligations of states and political subdivisions	—	—	243	—	243
Total available-for-sale securities, at fair value	—	26,541	8,188	—	34,729
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	9,790	2,109	—	11,899
Other agency	—	2,714	17	—	2,731
All other	—	20	1,072	—	1,092
Total mortgage-related securities	—	12,524	3,198	—	15,722
Non-mortgage-related securities	22,691	2,788	—	—	25,479
Total trading securities, at fair value	22,691	15,312	3,198	—	41,201
Total investments in securities	22,691	41,853	11,386	—	75,930
Mortgage loans:
Held-for-sale, at fair value	—	18,222	—	—	18,222
Derivative assets, net:
Interest-rate swaps	—	2,742	—	—	2,742
Option-based derivatives	—	3,661	—	—	3,661
Other	—	144	21	—	165
Subtotal, before netting adjustments	—	6,547	21	—	6,568
Netting adjustments(1)	—	—	—	(6,099)	(6,099)
Total derivative assets, net	—	6,547	21	(6,099)	469
Other assets:
Guarantee asset, at fair value	—	—	3,443	—	3,443
Non-derivative held-for-sale purchase commitments, at fair value	—	174	—	—	174
All other, at fair value	—	—	90	—	90
Total other assets	—	174	3,533	—	3,707
Total assets carried at fair value on a recurring basis	$22,691	$66,796	$14,940	($6,099)	$98,328
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$7	$728	$—	$735
Other debt, at fair value	—	4,460	134	—	4,594
Derivative liabilities, net:
Interest-rate swaps	—	4,055	—	—	4,055
Option-based derivatives	—	96	—	—	96
Other	—	148	108	—	256
Subtotal, before netting adjustments	—	4,299	108	—	4,407
Netting adjustments(1)	—	—	—	(4,112)	(4,112)
Total derivative liabilities, net	—	4,299	108	(4,112)	295
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	34	—	—	34
Total liabilities carried at fair value on a recurring basis	$—	$8,800	$970	($4,112)	$5,658
Referenced footnote is included after the next table.

Freddie Mac Form 10-Q	138

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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

	3Q 2018
	Balance, July 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2018	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$4,380	($1)	($29)	($30)	$684	$—	($237)	($193)	$—	($91)	$4,513	($2)
Other agency	270	—	—	—	—	—	—	(2)	—	(228)	40	—
Non-agency RMBS	2,226	383	(65)	318	—	—	(660)	(70)	—	—	1,814	10
Non-agency CMBS	1,624	(2)	(39)	(41)	—	—	—	(5)	—	—	1,578	(2)
Obligations of states and political subdivisions	309	—	(1)	(1)	—	—	—	(65)	—	—	243	—
Total available-for-sale mortgage-related securities	8,809	380	(134)	246	684	—	(897)	(335)	—	(319)	8,188	6
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,428	(128)	—	(128)	623	—	(693)	(13)	—	(108)	2,109	(128)
Other agency	17	(1)	—	(1)	—	—	—	1	—	—	17	(1)
All other	1,284	(12)	—	(12)	—	—	(182)	(18)	—	—	1,072	(8)
Total trading mortgage-related securities	3,729	(141)	—	(141)	623	—	(875)	(30)	—	(108)	3,198	(137)
Other assets:
Guarantee asset	3,363	(28)	—	(28)	—	255	—	(147)	—	—	3,443	(28)
All other, at fair value	103	1	—	1	(3)	(11)	—	—	—	—	90	(4)
Total other assets	$3,466	($27)	$—	($27)	($3)	$244	$—	($147)	$—	$—	$3,533	($32)

	Balance, July 1, 2018	Realized and unrealized (gains) losses			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2018	Unrealized (gains) losses still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$629	($1)	$—	($1)	$—	$100	$—	$—	$—	$—	$728	($1)
Other debt, at fair value	135	—	—	—	—	—	—	(1)	—	—	134	—
Net derivatives(2)	42	8	—	8	—	41	—	(4)	—	—	87	3
Other liabilities:
All other, at fair value	—	—	—	—	—	—	—	—	—	—	—	—
Referenced footnotes are included after the prior period tables.

Freddie Mac Form 10-Q	140

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2018
	Balance, January 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2018	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$5,055	($7)	($169)	($176)	$684	$—	($293)	($757)	$—	$—	$4,513	($7)
Other agency	46	—	(1)	(1)	—	—	—	(5)	—	—	40	—
Non-agency RMBS	3,933	876	(534)	342	—	—	(2,160)	(301)	—	—	1,814	31
Non-agency CMBS	1,697	(6)	(98)	(104)	—	—	—	(15)	—	—	1,578	(6)
Obligations of states and political subdivisions	357	—	(4)	(4)	—	—	—	(110)	—	—	243	—
Total available-for-sale mortgage-related securities	11,088	863	(806)	57	684	—	(2,453)	(1,188)	—	—	8,188	18
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	842	(304)	—	(304)	1,027	—	—	(3)	579	(32)	2,109	(299)
Other agency	9	(2)	—	(2)	30	—	(21)	1	—	—	17	(2)
All other	2,066	(79)	—	(79)	—	—	(863)	(52)	—	—	1,072	(63)
Total trading mortgage-related securities	2,917	(385)	—	(385)	1,057	—	(884)	(54)	579	(32)	3,198	(364)
Other assets:
Guarantee asset	3,171	(48)	—	(48)	—	745	—	(425)	—	—	3,443	(48)
All other, at fair value	45	31	—	31	38	(24)	—	—	—	—	90	11
Total other assets	$3,216	($17)	$—	($17)	$38	$721	$—	($425)	$—	$—	$3,533	($37)

	Balance, January 1, 2018	Realized and unrealized (gains) losses			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2018	Unrealized (gains) losses still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$630	($2)	$—	($2)	$—	$100	$—	$—	$—	$—	$728	($2)
Other debt, at fair value	137	—	—	—	—	—	—	(3)	—	—	134	—
Net derivatives(2)	57	28	—	28	—	15	—	(13)	—	—	87	15
Other liabilities:
All other, at fair value	—	—	—	—	—	—	—	—	—	—	—	—
Referenced footnotes are included after the prior period tables.

Freddie Mac Form 10-Q	141

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	3Q 2017
	Balance, July 1, 2017	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2017	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$5,686	($4)	$82	$78	$141	$—	$—	($325)	$—	$—	$5,580	($4)
Other agency	51	—	—	—	—	—	—	(3)	—	—	48	—
Non-agency RMBS	8,639	854	(128)	726	—	—	(3,953)	(277)	—	—	5,135	38
Non-agency CMBS	3,470	1	5	6	—	—	—	(7)	—	—	3,469	1
Obligations of states and political subdivisions	481	—	(1)	(1)	—	—	—	(78)	—	—	402	—
Total available-for-sale mortgage-related securities	18,327	851	(42)	809	141	—	(3,953)	(690)	—	—	14,634	35
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	888	(45)	—	(45)	587	—	—	(4)	—	(396)	1,030	(43)
Other agency	10	(1)	—	(1)	259	—	—	—	—	—	268	(1)
All other	108	(2)	—	(2)	176	—	—	(11)	—	—	271	(2)
Total trading mortgage-related securities	1,006	(48)	—	(48)	1,022	—	—	(15)	—	(396)	1,569	(46)
Other assets:
Guarantee asset	2,480	(1)	—	(1)	—	265	—	(123)	—	—	2,621	(1)
All other, at fair value	—	—	—	—	—	—	—	—	—	—	—	—
Total other assets	$2,480	($1)	$—	($1)	$—	$265	$—	($123)	$—	$—	$2,621	($1)

	Balance, July 1, 2017	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2017	Unrealized gains (losses) still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$531	$—	$—	$—	$—	$—	$—	$—	$—	$—	$531	$—
Other debt, at fair value	89	—	—	—	—	—	—	—	—	—	89	—
Net derivatives(2)	68	2	—	2	—	(1)	—	(2)	—	—	67	(2)
Other Liabilities:
All other, at fair value	17	(12)	—	(12)	5	—	13	—	—	—	23	(12)
Referenced footnotes are included after the following table.

Freddie Mac Form 10-Q	142

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2017
	Balance, January 1, 2017	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)		Transfers out of Level 3(1)	Balance, September 30, 2017	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$9,847	($6)	$117	$111	$635	$—	($907)	($1,027)	$17		($3,096)	$5,580	($15)
Other agency	66	—	(1)	(1)	—	—	—	(9)	—		(8)	48	—
Non-agency RMBS	11,797	1,285	(68)	1,217	—	—	(6,649)	(1,230)	—		—	5,135	111
Non-agency CMBS	3,366	4	128	132	—	—	—	(29)	—		—	3,469	4
Obligations of states and political subdivisions	665	1	(2)	(1)	—	—	—	(262)	—		—	402	—
Total available-for-sale mortgage-related securities	25,741	1,284	174	1,458	635	—	(7,556)	(2,557)	17		(3,104)	14,634	100
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,095	(121)	—	(121)	889	—	(592)	(9)	14		(246)	1,030	(92)
Other agency	12	(3)	—	(3)	259	—	—	—	—		—	268	(3)
All other	113	—	—	—	176	—	—	(18)	—		—	271	—
Total trading mortgage-related securities	1,220	(124)	—	(124)	1,324	—	(592)	(27)	14		(246)	1,569	(95)
Other assets:
Guarantee asset	2,299	(2)	—	(2)	—	677	—	(353)	—		—	2,621	(2)
All other, at fair value	—	—	—	—	—	—	—	—	—		—	—	—
Total other assets	$2,299	($2)	$—	($2)	$—	$677	$—	($353)	$—		$—	$2,621	($2)

	Balance, January 1, 2017	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)		Transfers out of Level 3(1)	Balance, September 30, 2017	Unrealized gains (losses) still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$—	$1	$—	$1	$—	$530	$—	$—	$—	$—	$—	$531	$1
Other debt, at fair value	95	—	—	—	—	—	—	(6)	—		—	89	—
Net derivatives(2)	50	36	—	36	—	—	—	(19)	—		—	67	19
Other Liabilities:
All other, at fair value	(2)	(5)	—	(5)	17	—	13	—	—		—	23	(5)

(1)
Transfers out of Level 3 during 3Q 2018 and YTD 2018 and 3Q 2017 and YTD 2017 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 3Q 2018 and YTD 2018 consisted primarily of certain mortgage-related securities due to a decrease in market activity and the availability of relevant price quotes from dealers and third-party pricing services.

(2)
Amounts are the net of derivative assets and liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at September 30, 2018 and September 30, 2017, respectively. Included in these amounts are other-than temporary impairments recorded on available-for-sale securities.

Freddie Mac Form 10-Q	143

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

The tables below provide valuation techniques, the range and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.

	September 30, 2018
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(In millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$4,354	Discounted cash flows	OAS	(2) - 325 bps	67 bps
	159	Other
Total Freddie Mac	4,513
Other agency	40	Other
Non-agency RMBS	1,762	Median of external sources	External pricing sources	$67.5 - $73.7	$70.2
	52	Other
Total non-agency RMBS	1,814
Non-agency CMBS	1,578	Single external source	External pricing sources	$101.1 - $102.7	$102.0
Obligations of states and political subdivisions	240	Single external source	External pricing sources	$94.2 - $108.4	$100.5
	3	Other
Total obligations of states and political subdivisions	243
Total available-for-sale mortgage-related securities	8,188
Trading, at fair value
Mortgage-related securities
Freddie Mac	922	Discounted cash flows	OAS	(21,945) - 6,641 bps	(89) bps
	871	Single external source	External pricing sources	$0.0 - $97.2	$32.8
	316	Other
Total Freddie Mac	2,109
Other agency	17	Other
All other	1,071	Single external source	External pricing sources	$6.1 - $105.9	$83.4
	1	Other
Total all other	1,072
Total trading mortgage-related securities	3,198
Total investments in securities	$11,386
Other assets:
Guarantee asset, at fair value	$3,206	Discounted cash flows	OAS	15 - 198 bps	41 bps
	237	Other
Total Guarantee asset, at fair value	3,443
All other at fair value	90	Other
Total other assets	3,533
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	728	Single external source	External Pricing Sources	$96.5 - $100.5	$100.0
Other debt, at fair value	134	Single External Source	External Pricing Sources	$99.9 - $100.0	$100.0
Net derivatives	87	Other

Freddie Mac Form 10-Q	144

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2017
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(In millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.

	September 30, 2018				December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$42	$9,843	$9,885	$—	$494	$6,199	$6,693

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

	September 30, 2018
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(In millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$9,843
		Internal model	Historical sales proceeds	$3,000 - $858,000	$179,740
		Internal model	Housing sales index	43 - 365 bps	106 bps
		Median of external sources	External pricing sources	$35.8 - $94.6	$82.5

	December 31, 2017
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(In millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$6,199
		Internal model	Historical sales proceeds	$3,000 - $899,000	$176,558
		Internal model	Housing sales index	43 - 394 bps	102 bps
		Median of external sources	External pricing sources	$36.5 - $94.9	$80.9

Freddie Mac Form 10-Q	146

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Fair Value of Financial Instruments

The tables below present the carrying value and estimated fair value of our financial instruments. For certain types of financial instruments, such as cash and cash equivalents, securities purchased under agreements to resell, advances to lenders and other secured lending, certain debt and other liabilities, the carrying value on our GAAP balance sheets approximates fair value, as these assets and liabilities are short-term in nature and have limited market value volatility.

		September 30, 2018
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents(3)	Amortized cost	$7,038	$7,038	$—	$—	$—	$7,038
Securities purchased under agreements to resell	Amortized cost	48,540	—	48,540	—	—	48,540
Investments in securities:
Available-for-sale, at fair value	FV - OCI	34,729	—	26,541	8,188	—	34,729
Trading, at fair value	FV - NI	41,201	22,691	15,312	3,198	—	41,201
Total investments in securities		75,930	22,691	41,853	11,386	—	75,930
Mortgage loans:
Loans held by consolidated trusts		1,814,776	—	1,637,198	128,798	—	1,765,996
Loans held by Freddie Mac		87,652	—	31,627	58,260	—	89,887
Total mortgage loans	Various(4)	1,902,428	—	1,668,825	187,058	—	1,855,883
Derivative assets, net	FV - NI	469	—	6,547	21	(6,099)	469
Guarantee asset	FV - NI	3,443	—	—	3,454	—	3,454
Non-derivative purchase commitments, at fair value	FV - NI	174	—	174	17	—	191
Advances to lenders and other secured lending	Amortized cost	1,808	—	425	1,137	—	1,562
Total financial assets		$2,039,830	$29,729	$1,766,364	$203,073	($6,099)	$1,993,067
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties		$1,765,045	$—	$1,708,191	$2,219	$—	$1,710,410
Other debt		276,945	—	275,968	3,655	—	279,623
Total debt, net	Various(5)	2,041,990	—	1,984,159	5,874	—	1,990,033
Derivative liabilities, net	FV - NI	295	—	4,299	108	(4,112)	295
Guarantee obligation	Amortized cost	3,347	—	—	3,271	—	3,271
Non-derivative purchase commitments, at fair value	FV - NI	34	—	34	40	—	74
Other liabilities	Amortized cost	34	—	—	34	—	34
Total financial liabilities		$2,045,700	$—	$1,988,492	$9,327	($4,112)	$1,993,707

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable.

(3)	The current and prior period presentation has been modified to include restricted cash and cash equivalents due to recently adopted accounting guidance.

(4)	As of September 30, 2018, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value and FV - NII were $1.9 trillion, $18.7 billion and $18.2 billion, respectively.

(5)	As of September 30, 2018, the GAAP carrying amounts measured at amortized cost and FV - NII were $2.0 trillion and $5.3 billion, respectively.

Freddie Mac Form 10-Q	147

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

		December 31, 2017
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents(3)	Amortized cost	$9,811	$9,811	$—	$—	$—	$9,811
Securities purchased under agreements to resell	Amortized cost	55,903	—	55,903	—	—	55,903
Investments in securities:
Available-for-sale, at fair value	FV - OCI	43,597	—	32,509	11,088	—	43,597
Trading, at fair value	FV - NI	40,721	20,159	17,645	2,917	—	40,721
Total investments in securities		84,318	20,159	50,154	14,005	—	84,318
Mortgage loans:
Loans held by consolidated trusts		1,774,286	—	1,635,137	145,911	—	1,781,048
Loans held by Freddie Mac		96,931	—	32,169	67,932	—	100,101
Total mortgage loans	Various(4)	1,871,217	—	1,667,306	213,843	—	1,881,149
Derivative assets, net	FV - NI	375	—	8,830	8	(8,463)	375
Guarantee asset	FV - NI	3,171	—	—	3,359	—	3,359
Non-derivative purchase commitments, at fair value	FV - NI	137	—	137	55	—	192
Advances to lenders and other secured lending	Amortized cost	1,269	—	473	796	—	1,269
Total financial assets		$2,026,201	$29,970	$1,782,803	$232,066	($8,463)	$2,036,376
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties		$1,720,996	$—	$1,721,091	$2,679	$—	$1,723,770
Other debt		313,634	—	313,688	3,892	—	317,580
Total debt, net	Various(5)	2,034,630	—	2,034,779	6,571	—	2,041,350
Derivative liabilities, net	FV - NI	269	—	7,424	65	(7,220)	269
Guarantee obligation	Amortized cost	3,081	—	—	3,742	—	3,742
Non-derivative purchase commitments, at fair value	FV - NI	4	—	4	15	—	19
Total financial liabilities		$2,037,984	$—	$2,042,207	$10,393	($7,220)	$2,045,380

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable.

(3)	The current and prior period presentation has been modified to include restricted cash and cash equivalents due to recently adopted accounting guidance.

(4)	As of December 31, 2017, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value and FV - NII were $1.8 trillion, $14.7 billion and $20.1 billion, respectively.

(5)	As of December 31, 2017, the GAAP carrying amounts measured at amortized cost and FV - NII were $2.0 trillion and $5.8 billion, respectively.

Freddie Mac Form 10-Q	148

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

HARP Loans

The fair value of mortgage loans includes loans refinanced under HARP of $19.3 billion and $30.2 billion as of September 30, 2018 and December 31, 2017, respectively. The fair value of HARP loans reflects the total compensation that we receive for the delivery of a HARP loan, based on the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends on December 31, 2018, the beneficial pricing afforded to HARP loans may no longer be reflected in the pricing structure of our guarantee fees. If these benefits were not reflected in the pricing for these loans, the fair value of our loans would have decreased by $1.4 billion and $2.1 billion as of September 30, 2018 and December 31, 2017, respectively.
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments and certain long-term debt.
The table below presents the fair value and UPB related to certain loans and long-term debt for which we have elected the fair value option.

	September 30, 2018			December 31, 2017
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities Of Consolidated Trusts Held By Third Parties(1)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities Of Consolidated Trusts Held By Third Parties(1)
Fair value	$18,222	$4,594	$728	$20,054	$5,160	$630
Unpaid principal balance	18,152	4,136	730	19,762	4,666	630
Difference	$70	$458	($2)	$292	$494	$—

(1)	Does not include interest-only securities with fair value of $7 million and $9 million as of September 30, 2018 and December 31, 2017, respectively.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in other income (loss) in our condensed consolidated statements of comprehensive income, related to items for which we have elected the fair value option.

	3Q 2018	3Q 2017	YTD 2018	YTD 2017
(In millions)	Gains (Losses)		Gains (Losses)
Multifamily held-for-sale loans	($285)	($91)	($797)	($83)
Multifamily held-for-sale loan purchase commitments	267	271	564	826
Other debt - long term	10	58	38	(144)
Debt securities of consolidated trusts held by third parties	2	5	4	16
Changes in fair value attributable to instrument-specific credit risk were not material for 3Q 2018 and YTD 2018 and for 3Q 2017 and YTD 2017 for any assets or liabilities for which we elected the fair value option.

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
In October 2013, defendants filed motions to dismiss the complaint. In October 2014, the District Court granted defendants’ motions and dismissed the case in its entirety against all defendants, with prejudice. In November 2014, plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit. On July 20, 2016, the Court of Appeals reversed the District Court's dismissal and remanded the case to the District Court for further proceedings. On August 14, 2018, the District Court denied the plaintiff's motion for class certification. Plaintiff has requested interlocutory appeal of that decision.
At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of pre-trial litigation; there has yet to be a final resolution of plaintiff's motion for class certification; and the District Court has not yet ruled upon motions for summary judgment. In particular, absent a final resolution of

Freddie Mac Form 10-Q	150

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

whether a class will be certified, the identification of a class if one is certified, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.
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

FHFA, joined by Freddie Mac and Fannie Mae, moved to dismiss the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case and the other related cases in January 2014. Treasury filed a motion to dismiss the same day. In September 2014, the District Court granted the motions and dismissed the plaintiffs’ claims. All plaintiffs appealed that decision, and on February 21, 2017, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part and remanded in part the decision granting the motions to dismiss. The Court of Appeals affirmed dismissal of all claims except certain claims seeking monetary damages for breach of contract and breach of implied duty of good faith and fair dealing. In March 2017, certain institutional and class plaintiffs filed petitions for panel rehearing with respect to certain claims. On July 17, 2017, the Court of Appeals granted the petitions for rehearing and issued a modified decision, which permitted the institutional plaintiffs to pursue the breach of contract and breach of implied duty of good faith and fair dealing claims that had been remanded. The Court of Appeals also removed language related to the standard to be applied to the implied duty claims, leaving that issue for the District Court to determine on remand. On October 16, 2017, certain institutional and class plaintiffs filed petitions for a writ of certiorari in the U.S. Supreme Court challenging whether HERA's prohibition on injunctive relief against FHFA bars judicial review of the net worth sweep dividend provisions of the August 2012 amendment to the Purchase Agreement, as well as whether HERA bars shareholders from pursuing derivative litigation where they allege the conservator faces a conflict of interest. The Supreme Court denied the petitions on February 20, 2018. On November 1, 2017, certain institutional and class plaintiffs and plaintiffs in another case in which Freddie Mac was not originally a defendant, Fairholme Funds, Inc. v. FHFA, Treasury, and Federal National Mortgage Association, filed proposed amended complaints in the District Court. Each of the proposed amended complaints names Freddie Mac as a defendant for breach of contract and breach of the covenant of good faith and fair dealing claims as well as for new claims alleging breach of fiduciary duty and breach of Virginia corporate law. On January 10, 2018, FHFA, Freddie Mac, and Fannie Mae moved to dismiss the amended complaints. On August 16, 2018, plaintiffs in the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case filed a motion for class certification in the District Court. On September 28, 2018, the District Court dismissed all of the claims except those alleging breach of the implied covenant of good faith and fair dealing. On October 15, 2018, defendants filed a motion seeking reconsideration of the denial of the motion to dismiss as to the implied covenant claims.
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

expenses. On March 8, 2018, the plaintiffs filed an amended complaint under seal. Defendants filed a motion to dismiss on August 1, 2018 and an amended motion to dismiss on October 1, 2018.
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
Fairholme Funds, Inc., et al. vs. the United States of America, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. This case was originally filed on July 9, 2013 against the United States of America. On March 8, 2018, plaintiffs filed an amended complaint under seal. A redacted public version was filed on May 11, 2018 and adds Freddie Mac and Fannie Mae as nominal defendants. The amended complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking or exaction of private property for public use without just compensation, and that by enacting the net worth sweep, the government breached the fiduciary duty it owed to Freddie Mac and Fannie Mae, and implied-in-fact contracts between the United States on the one hand and Freddie Mac and Fannie Mae on the other. The plaintiffs ask that plaintiffs, Freddie Mac, and Fannie Mae be awarded (1) just compensation for the government’s alleged taking or exaction of their property, (2) damages for the government’s breach of fiduciary duties, and (3) damages for the government’s breach of the alleged implied-in-fact contracts. In addition, plaintiffs seek pre- and post-judgment interest, attorneys’ fees, costs, and other expenses. Defendants filed a motion to dismiss on August 1, 2018 and an amended motion to dismiss on October 1, 2018.
Perry Capital LLC vs. the United States of America, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac and Fannie Mae as "nominal" defendants, on August 15, 2018. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation or an illegal exaction in violation of the Fifth Amendment, and that by enacting the net worth sweep, the government breached the fiduciary duty it owed to Freddie Mac and Fannie Mae, and implied-in-fact contracts between the United States on the one hand and Freddie Mac and Fannie Mae on the other. The plaintiffs ask that plaintiffs, Freddie Mac, and Fannie Mae be awarded just compensation for the government’s alleged taking of their property or damages for the illegal exaction; damages for the government’s breach of fiduciary duties; and damages for the government’s breach of the alleged implied-in-fact contracts. The proceedings have been stayed pending a ruling on defendants' motion to dismiss in the Fairholme Funds, Inc. litigation.

Freddie Mac Form 10-Q	154

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

Litigation in the U.S. District Court for the District of Delaware

Jacobs and Hindes vs. FHFA and Treasury. This case was filed on August 17, 2015 as a putative class action lawsuit purportedly on behalf of a class of holders of preferred stock or common stock issued by Freddie Mac or Fannie Mae. The case was also filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac and Fannie Mae as "nominal" defendants. The complaint alleges, among other items, that the August 2012 amendment to the Purchase Agreement violated applicable state law and constituted a breach of contract, as well as a breach of covenants of good faith and fair dealing. Plaintiffs seek equitable and injunctive relief (including restitution of the monies paid by Freddie Mac and Fannie Mae to Treasury under the net worth sweep dividend), compensatory damages, attorneys’ fees, costs and expenses. On November 27, 2017, the Court dismissed the case with prejudice after defendants filed a motion to dismiss. On December 21, 2017, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit. On September 7, 2018, the Court of Appeals heard oral argument.
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

(In millions)	September 30, 2018	December 31, 2017
GAAP net worth (deficit)	$5,559	($312)
Core capital (deficit)(1)(2)	(66,576)	(73,037)
Less: Minimum capital requirement(1)	18,061	18,431
Minimum capital surplus (deficit)(1)	($84,637)	($91,468)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

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

Freddie Mac Form 10-Q	156

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

NOTE 18
Selected Financial Statement Line Items
The table below presents the significant components of other income (loss) on our condensed consolidated statements of comprehensive income.

(In millions)	3Q 2018	3Q 2017	YTD 2018	YTD 2017
Other income (loss):
Non-agency mortgage-related securities settlements and judgments	$—	$4,525	$334	$4,525
Guarantee fee income	209	169	603	476
Gains (losses) on held-for-sale loan purchase commitments	267	271	564	826
All other	(82)	438	25	685
Total other income (loss)	$394	$5,403	$1,526	$6,512
The table below presents the significant components of other assets and other liabilities on our condensed consolidated balance sheets.

(In millions)	September 30, 2018	December 31, 2017
Other assets:
Real estate owned, net	$760	$892
Accounts and other receivables(1)(2)	6,939	6,924
Guarantee asset	3,443	3,171
Fixed assets	924	798
Advances to lenders and other secured lending(2)	1,808	1,269
All other	702	636
Total other assets	$14,576	$13,690
Other liabilities:
Servicer liabilities	$343	$628
Guarantee obligation	3,347	3,081
Accounts payable and accrued expenses	944	754
Payables related to securities	3,575	2,813
Income taxes payable	—	656
All other	986	1,036
Total other liabilities	$9,195	$8,968

(1)	Primarily consists of servicer receivables and other non-interest receivables.

(2)
Current and prior period presentation has been modified to reflect certain secured lending activity within advances to lenders and other secured lending. Previously this activity was included in accounts and other receivables.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac Form 10-Q	157

Other Information

Other Information
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 16 in this report, our 2017 Annual Report and our Form 10-Qs for the first and second quarters of 2018.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. For information on these lawsuits, see the Legal Proceedings section in our 2017 Annual Report and our Form 10-Qs for the first and second quarters of 2018. One of these cases was filed in the U.S. District Court for the Northern District of Iowa. On March 27, 2017, the District Court dismissed this case. On August 23, 2018, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s decision. On August 16, 2018, plaintiffs for two such cases filed in the U.S. Court of Federal Claims filed motions for class certifications. In addition, three additional cases were filed in the U.S. Court of Federal Claims: one on August 1, 2018, one on August 7, 2018, and one on August 17, 2018.
Some of these cases also have challenged the constitutionality of the structure of FHFA. Seven such cases in the U.S. Court of Federal Claims were amended to include illegal exaction claims on this basis, including one on August 13, 2018, one on August 15, 2018, and five on August 16, 2018. One additional case was filed in the Eastern District of Pennsylvania on August 16, 2018.
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

Freddie Mac Form 10-Q	158

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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 3Q 2018
We evaluated the changes in our internal control over financial reporting that occurred during 3Q 2018 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Freddie Mac Form 10-Q	160

Controls and Procedures

MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of September 30, 2018 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 3Q 2018 have been prepared in conformity with GAAP.

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
Date: October 31, 2018

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: October 31, 2018

Freddie Mac Form 10-Q	163

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	80 - 157
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 79
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61 - 64
Item 4.	Controls and Procedures	160 - 161
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	158
Item 1A	Risk Factors	158
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	158 - 159
Item 6.	Exhibits	159
Exhibit Index		162
Signatures		163

Freddie Mac Form 10-Q	164