Form 10-Q
period 2019-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2019-05-01
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 16, 2019, there were 650,059,033 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac Form 10-Q	i

Table of Contents

MD&A TABLE INDEX

Freddie Mac Form 10-Q	ii

Management's Discussion and Analysis	Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the Forward-Looking Statements sections of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018, or 2018 Annual Report, and the Business and Risk Factors sections of our 2018 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2018 Annual Report.
You should read the following MD&A in conjunction with our 2018 Annual Report and our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2019 included in Financial Statements. Throughout this Form 10-Q, we refer to the three months ended March 31, 2019, the three months ended December 31, 2018, the three months ended September 30, 2018, the three months ended June 30, 2018, and the three months ended March 31, 2018 as "1Q 2019," "4Q 2018," "3Q 2018," "2Q 2018," and "1Q 2018," respectively.
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
Business Results
Consolidated Financial Results(1)

(1)	Net revenues consist of net interest income, guarantee fee income, and other income (loss).

Freddie Mac Form 10-Q	1

Management's Discussion and Analysis	Introduction

Comprehensive income for 1Q 2019 was $1.7 billion, driven by solid business revenues, strong credit quality, minimal impact from market-related items, and continued guarantee portfolio growth.

■
Comprehensive income decreased 23% from 1Q 2018, primarily attributable to lower net interest income related to our guarantee and investments portfolios, driven by lower amortization due to lower prepayments on single-family loans and a decline in the balance of our mortgage-related investments portfolio.

■
Net revenues increased 2% from 1Q 2018, primarily due to an increase in guarantee fee income and a positive impact from hedge accounting in 1Q 2019, partially offset by the decline in net interest income related to our guarantee and investments portfolios.

■
Market-related items had minimal impact in 1Q 2019. Other non-interest income decreased, primarily due to interest-rate related fair value losses on derivatives as long-term interest rates declined, largely offset by an increase in other comprehensive income due to interest-rate related fair value gains on available-for-sale securities and the positive hedge accounting impact.

■	Benefit (provision) for credit losses remained relatively flat due to the strong credit performance of both our single-family and multifamily portfolios.
Our total equity was $4.7 billion at March 31, 2019. Based on the applicable Capital Reserve Amount of $3.0 billion, we will have a dividend requirement to Treasury in June 2019 of $1.7 billion.
Our cumulative senior preferred stock dividend payments totaled $118.0 billion as of March 31, 2019. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock, which remains at $75.6 billion. In addition, the amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
Portfolio Balances

Guarantee Portfolios

Investments Portfolios

Freddie Mac Form 10-Q	2

Management's Discussion and Analysis	Introduction

Total Guarantee Portfolio

■
Our total guarantee portfolio grew $108 billion, or 5%, from March 31, 2018 to March 31, 2019, driven by a 4% increase in our single-family credit guarantee portfolio and a 14% increase in our multifamily guarantee portfolio.

●
The growth in our single-family credit guarantee portfolio was primarily driven by an increase in U.S. single-family mortgage debt outstanding as a result of continued home price appreciation and our increased share of the single-family mortgage market. New business acquisitions had a higher average loan size compared to older vintages that continued to run off.

●
The growth in our multifamily guarantee portfolio was primarily driven by strong loan purchase and securitization activity. Continued strong demand for multifamily financing and healthy multifamily market fundamentals resulted in continued growth in overall multifamily mortgage debt outstanding.

Total Investments Portfolio

■
Our total investments portfolio declined $15 billion, or 5%, from March 31, 2018 to March 31, 2019, primarily due to a reduction in the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA. In February 2019, FHFA directed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times.

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

Freddie Mac Form 10-Q	3

Management's Discussion and Analysis	Market Conditions and Economic Indicators

MARKET CONDITIONS AND ECONOMIC INDICATORS
The following graphs and related discussions present certain market and macroeconomic indicators that can significantly affect our business and financial results.
Interest Rates(1)

(1) 30-year PMMS interest rates are as of the last week in each quarter.
Unemployment Rate

Source: U.S. Bureau of Labor Statistics

■
The 30-year Primary Mortgage Market Survey (PMMS) interest rate is indicative of what a consumer could expect to be offered on a first-lien prime conventional conforming home purchase or refinance mortgage with an LTV of 80%. Increases (decreases) in the PMMS rate typically result in decreases (increases) in refinancing activity and originations.

■
Changes in the 10-year and 2-year LIBOR interest rates can significantly affect the fair value of our debt, derivatives, and mortgage and non-mortgage-related securities. In addition, the GAAP accounting treatment for our financial assets and liabilities, including derivatives (i.e., some are measured at amortized cost, while others are measured at fair value) creates variability in our GAAP earnings when interest rates change. We have elected hedge accounting for certain assets and liabilities in an effort to reduce GAAP earnings variability and better align GAAP results with the economics of our business.

■	Changes in the 3-month LIBOR rate affect the interest earned on our short-term investments and interest expense on our short-term funding.

■	Long-term rates continued to decline during 1Q 2019, while short-term rates remained relatively flat, resulting in inversion of the yield curve.

■	Changes in the national unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.

■	Continued job growth, a declining unemployment rate, and generally favorable economic conditions resulted in strong credit performance.

Freddie Mac Form 10-Q	4

Management's Discussion and Analysis	Market Conditions and Economic Indicators

U.S. Single-Family Home Prices

Source: Freddie Mac House Price Index.

U.S. Single-Family Originations

Source: Inside Mortgage Finance dated April 26, 2019 (latest available IMF purchase/refinance information).

■
Changes in home prices affect the amount of equity that borrowers have in their homes. Borrowers with less equity typically have higher delinquency rates. As home prices decline, the severity of losses we incur on defaulted loans that we hold or guarantee increases because the amount we can recover from the property securing the loan decreases.

■
Single-family home prices increased 1.5% during 1Q 2019, compared to an increase of 2.5% during 1Q 2018. We expect home price growth will continue in 2019, although at a slower pace than in full-year 2018, due to increased supply.

■
U.S. single-family loan origination volume decreased to $355 billion in 1Q 2019 from $380 billion in 1Q 2018, driven by lower refinance volume as a result of higher average mortgage interest rates in 1Q 2019.

■
We expect U.S. single-family home purchase volume to increase slightly in 2019, driven by an expected increase in home sales and modest home price growth. Freddie Mac's single-family loan purchase volumes typically follow a similar trend.

Freddie Mac Form 10-Q	5

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Comprehensive Income (Loss)

			Change
(Dollars in millions)	1Q 2019	1Q 2018	$	%
Net interest income	$3,153	$3,018	$135	4%
Guarantee fee income	217	194	23	12
Other income (loss)	34	131	(97)	(74)
Net revenues	3,404	3,343	61	2
Other non-interest income (loss):
Mortgage loans gains (losses)	931	(215)	1,146	533
Investment securities gains (losses)	174	(232)	406	175
Debt gains (losses)	15	121	(106)	(88)
Derivative gains (losses)	(1,606)	1,830	(3,436)	(188)
Total other non-interest income (loss)	(486)	1,504	(1,990)	(132)
Benefit (provision) for credit losses	135	(63)	198	314
Non-interest expense	(1,288)	(1,110)	(178)	(16)
Income (loss) before income tax (expense) benefit	1,765	3,674	(1,909)	(52)
Income tax (expense) benefit	(358)	(748)	390	52
Net income (loss)	1,407	2,926	(1,519)	(52)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	258	(776)	1,034	133
Comprehensive income (loss)	$1,665	$2,150	($485)	(23)%

Freddie Mac Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Income
The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change
(Dollars in millions)	1Q 2019	1Q 2018	$	%
Net interest income related to guarantee portfolios:
Contractual guarantee fee income	$906	$834	$72	9%
Guarantee fee income related to the Temporary Payroll Tax Cut Continuation Act of 2011	377	347	30	9
Amortization related to guarantee portfolios	482	748	(266)	(36)
Total net interest income related to guarantee portfolios	1,765	1,929	(164)	(9)
Net interest income related to investments portfolios:
Contractual net interest income	1,252	1,457	(205)	(14)
Amortization related to investments portfolios	(131)	5	(136)	(2,720)
Total net interest income related to investments portfolios	1,121	1,462	(341)	(23)
Hedge accounting impact	267	(373)	640	172
Net interest income	$3,153	$3,018	$135	4%
Key Drivers:

■	Contractual guarantee fee income

●	1Q 2019 vs. 1Q 2018 - Increased primarily due to the continued growth of the core single-family loan portfolio.

■	Amortization related to guarantee portfolios

●	1Q 2019 vs. 1Q 2018 - Decreased primarily due to lower prepayments on single-family loans as a result of higher average mortgage interest rates.

■	Contractual net interest income

●
1Q 2019 vs. 1Q 2018 - Decreased primarily due to the reduction in the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA. See Conservatorship and Related Matters - Managing Our Mortgage-Related Investments Portfolio for a discussion of the key drivers of the decline in our mortgage-related investments portfolio.

■	Amortization related to investments portfolios

●
1Q 2019 vs. 1Q 2018 - Decreased primarily due to lower accretion related to previously recognized other-than-temporary impairments as a result of a decline in the population of impaired securities. Amortization related to unsecuritized mortgage loans also decreased, as certain of those loans were reclassified from held-for-investment to held-for-sale and ceased amortizing.

■	Hedge accounting impact

●
1Q 2019 vs. 1Q 2018 - Increased primarily due to the mismatch related to fair value hedge accounting. The mismatch is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.

Freddie Mac Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents an analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	1Q 2019			1Q 2018
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$7,105	$38	2.14%	$7,015	$11	0.60%
Securities purchased under agreements to resell	47,224	297	2.51	51,732	197	1.52
Secured lending	1,567	16	4.08	990	6	2.59
Mortgage-related securities:
Mortgage-related securities	133,925	1,461	4.36	150,267	1,580	4.21
Extinguishment of PCs held by Freddie Mac	(84,709)	(895)	(4.23)	(90,814)	(843)	(3.71)
Total mortgage-related securities, net	49,216	566	4.60	59,453	737	4.96
Non-mortgage-related securities	19,408	123	2.54	14,775	73	1.97
Loans held by consolidated trusts(1)	1,847,861	16,977	3.68	1,776,708	14,859	3.35
Loans held by Freddie Mac(1)	89,152	969	4.35	103,451	1,092	4.22
Total interest-earning assets	2,061,533	18,986	3.68	2,014,124	16,975	3.37
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	1,871,847	(14,876)	(3.18)	1,803,122	(13,356)	(2.96)
Extinguishment of PCs held by Freddie Mac	(84,709)	895	4.23	(90,814)	842	3.71
Total debt securities of consolidated trusts held by third parties	1,787,138	(13,981)	(3.13)	1,712,308	(12,514)	(2.92)
Other debt:
Short-term debt	70,192	(436)	(2.48)	67,970	(229)	(1.35)
Long-term debt	199,937	(1,416)	(2.83)	228,981	(1,214)	(2.12)
Total other debt	270,129	(1,852)	(2.74)	296,951	(1,443)	(1.94)
Total interest-bearing liabilities	2,057,267	(15,833)	(3.08)	2,009,259	(13,957)	(2.78)
Impact of net non-interest-bearing funding	4,266	—	0.01	4,865	—	0.01
Total funding of interest-earning assets	$2,061,533	($15,833)	(3.07)%	$2,014,124	($13,957)	(2.77)%
Net interest income/yield		$3,153	0.61%		$3,018	0.60%

(1)
Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $574 million during both 1Q 2019 and 1Q 2018 for loans held by consolidated trusts and $16 million and $22 million for loans held by Freddie Mac during 1Q 2019 and 1Q 2018, respectively.

Guarantee Fee Income

■	1Q 2019 vs. 1Q 2018 - Increased due to the continued growth in the multifamily guarantee portfolio.

Freddie Mac Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

Other Non-Interest Income (Loss)
Mortgage Loans Gains (Losses)

The table below presents the components of mortgage loans gains (losses).
Table 4 - Components of Mortgage Loans Gains (Losses)

			Change
(Dollars in millions)	1Q 2019	1Q 2018	$	%
Gains (losses) on certain loan purchase commitments	$391	$105	$286	272%
Gains (losses) on mortgage loans	540	(320)	860	269
Mortgage loans gains (losses)	$931	($215)	$1,146	533%

■
1Q 2019 vs. 1Q 2018 - Increased due to fair value gains on multifamily held-for-sale mortgage loans and commitments as a result of the decline in interest rates and spread tightening, coupled with lower fair value losses on single-family seasoned loans.

Investment Securities Gains (Losses)

■
1Q 2019 vs. 1Q 2018 - Increased primarily due to gains on trading securities driven by decreasing interest rates, partially offset by a decrease in realized gains reclassified from AOCI due to a lower volume of sales of available-for-sale non-agency mortgage-related securities.

Debt Gains (Losses)

The table below presents the components of debt gains (losses).
Table 5 - Components of Debt Gains (Losses)

			Change
(Dollars in millions)	1Q 2019	1Q 2018	$	%
Fair value changes	($4)	$11	($15)	(136)%
Gains (losses) on extinguishment of debt	19	110	(91)	(83)
Debt gains (losses)	$15	$121	($106)	(88)%

■	1Q 2019 vs. 1Q 2018 - Decreased primarily due to lower gains from the extinguishment of fixed-rate PCs, as market interest rates declined between the time of issuance and repurchase.
Derivative Gains (Losses)

The table below presents the components of derivative gains (losses).
Table 6 - Components of Derivative Gains (Losses)

			Change
(Dollars in millions)	1Q 2019	1Q 2018	$	%
Fair value change in interest-rate swaps	($1,047)	$1,514	($2,561)	(169)%
Fair value change in option-based derivatives	(187)	(455)	268	59
Fair value change in other derivatives	(318)	916	(1,234)	(135)
Accrual of periodic cash settlements	(54)	(145)	91	63
Derivative gains (losses)	($1,606)	$1,830	($3,436)	(188)%

■
1Q 2019 vs. 1Q 2018 - Decreased as long-term interest rates declined during 1Q 2019. The 10-year par swap rate decreased 31 basis points during 1Q 2019, compared to a 39 basis point increase during 1Q 2018. The interest rate decreases during 1Q 2019 resulted in fair value losses on pay-fixed interest rate swaps, forward commitments to issue PCs, and futures, which were partially offset by fair value gains on receive-fixed swaps and certain option-based derivatives.

Freddie Mac Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations

Benefit (Provision) for Credit Losses

■	1Q 2019 vs. 1Q 2018 - Remained relatively flat due to the strong credit performance of both our single-family and multifamily portfolios.
Other Comprehensive Income (Loss)

■
1Q 2019 vs. 1Q 2018 - Increased primarily due to fair value gains as long-term interest rates declined, coupled with a decrease in realized gains reclassified from AOCI due to a lower volume of sales of non-agency mortgage-related securities.

Freddie Mac Form 10-Q	10

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.
Table 7 - Summarized Consolidated Balance Sheets

			Change
(Dollars in millions)	3/31/2019	12/31/2018	$	%
Assets:
Cash and cash equivalents	$6,239	$7,273	($1,034)	(14)%
Securities purchased under agreements to resell	50,134	34,771	15,363	44
Subtotal	56,373	42,044	14,329	34
Investments in securities, at fair value	65,496	69,111	(3,615)	(5)
Mortgage loans, net	1,942,088	1,926,978	15,110	1
Accrued interest receivable	6,684	6,728	(44)	(1)
Derivative assets, net	1,146	335	811	242
Deferred tax assets, net	6,819	6,888	(69)	(1)
Other assets	14,301	10,976	3,325	30
Total assets	$2,092,907	$2,063,060	$29,847	1%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,558	$6,652	($94)	(1)%
Debt, net	2,073,614	2,044,950	28,664	1
Derivative liabilities, net	432	583	(151)	(26)
Other liabilities	7,638	6,398	1,240	19
Total liabilities	2,088,242	2,058,583	29,659	1
Total equity	4,665	4,477	188	4
Total liabilities and equity	$2,092,907	$2,063,060	$29,847	1%
Key Drivers:
As of March 31, 2019 compared to December 31, 2018:

■
Cash and cash equivalents and securities purchased under agreements to resell increased on a combined basis primarily due to higher near-term cash needs for upcoming maturities and higher anticipated calls of other debt.

■ Other assets increased primarily due to the recognition of receivables on sales of securities which had traded but not settled as of March 31, 2019.
■ Other liabilities increased primarily due to the recognition of liabilities related to purchases of securities which had traded but not settled as of March 31, 2019.

Freddie Mac Form 10-Q	11

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

OUR BUSINESS SEGMENTS
We have three reportable segments, which are based on the way we manage our business.

■	Single-Family Guarantee - reflects results from our purchase, securitization, and guarantee of single-family loans and the management of single-family mortgage credit risk.

■
Multifamily - reflects results from our purchase, sale, securitization, and guarantee of multifamily loans and securities, our investments in those loans and securities, and the management of multifamily mortgage credit risk and market spread risk.

■
Capital Markets - reflects results from managing our mortgage-related investments portfolio (excluding Multifamily segment investments, single-family seriously delinquent loans, and the credit risk of single-family performing and reperforming loans), single-family securitization activities, and treasury function, which includes interest-rate risk management for the company.

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
Segment Comprehensive Income

The graph below shows our comprehensive income by segment.
(In millions)

Freddie Mac Form 10-Q	12

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Guarantee
Business Results

The following tables, graphs, and related discussion present the business results of our Single-family Guarantee segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose
(In billions)

Percentage of Single-Family Loan Purchases and Guarantees by Loan Purpose

■
Our loan purchase and guarantee activity increased in 1Q 2019 compared to 1Q 2018, primarily due to higher home purchase volume, partially offset by a decline in refinance activity as a result of higher average mortgage interest rates in recent quarters.

Freddie Mac Form 10-Q	13

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio

■
The single-family credit guarantee portfolio increased at an annualized rate of approximately 4% between December 31, 2018 and March 31, 2019, driven by an increase in U.S. single-family mortgage debt outstanding as a result of continued home price appreciation and our increased share of the single-family mortgage market. New business acquisitions had a higher average loan size compared to older vintages that continued to run off.

■	The core single-family loan portfolio grew to 83% of the single-family credit guarantee portfolio at March 31, 2019, compared to 82% at December 31, 2018.

■	The legacy and relief refinance single-family loan portfolio declined to 17% of the single-family credit guarantee portfolio at March 31, 2019, compared to 18% at December 31, 2018.

Freddie Mac Form 10-Q	14

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Guarantee Fees

We receive fees for guaranteeing the payment of principal and interest to investors in our mortgage-related securities. These fees consist primarily of a combination of base contractual guarantee fees paid on a monthly basis and initial upfront payments. The average portfolio Segment Earnings guarantee fee rate recognizes upfront fee income over the contractual life of the related loans (usually 30 years). If the related loans prepay, the remaining upfront fee income is recognized immediately. In contrast, the average guarantee fee rate charged on new acquisitions recognizes upfront fee income over the estimated life of the related loans using our expectations of prepayments and other liquidations. See MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Guarantee Fees in our 2018 Annual Report for more information on our guarantee fees.
Average Portfolio Segment Earnings Guarantee Fee Rate(1)(2)
(In bps)

Average Guarantee Fee Rate(1) Charged on New Acquisitions
(In bps)

(1)	Excludes the legislated 10 basis point increase in guarantee fees.

(2)	Reflects an average rate for our total single-family credit guarantee portfolio and is not limited to purchases in the applicable period.

■
The average portfolio Segment Earnings guarantee fee rate declined in 1Q 2019 compared to 1Q 2018 due to a decrease in the recognition of upfront fees driven by a lower prepayment rate. This decrease was partially offset by an increase in contractual guarantee fees as older vintages were replaced by acquisitions of new loans with higher contractual guarantee fees.

■	The average guarantee fee rate charged on new acquisitions remained unchanged in 1Q 2019 compared to 1Q 2018.

Freddie Mac Form 10-Q	15

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

CRT Activities

We transfer credit risk on a portion of our single-family credit guarantee portfolio to the private market, which reduces the risk of future losses to us and taxpayers when borrowers go into default. See MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Products and Activities - Credit Risk Transfer (CRT) Transactions in our 2018 Annual Report for more information on our CRT transactions.
The following table presents the issuance amounts during 1Q 2019 on the protected UPB and maximum coverage by loss position associated with CRT transactions for loans in our single-family credit guarantee portfolio.
Table 8 - Single-Family Credit Guarantee Portfolio CRT Issuance

	Issuance for the Three Months Ended March 31, 2019
	Protected UPB(1)	Maximum Coverage(2)
(In millions)	Total	First Loss(3)	Mezzanine	Total
CRT Activities:
STACR debt notes	$9,000	$60	$220	$280
STACR Trust transactions	65,849	522	1,440	1,962
ACIS® transactions	65,103	243	611	854
Senior subordinate securitization structures	1,903	115	79	194
Other	4,187	32	128	160
Less: UPB with more than one type of CRT activity	(45,368)	—	—	—
Total CRT Activities	$100,674	$972	$2,478	$3,450

(1)
For STACR and ACIS transactions, represents the UPB of the assets included in the reference pool. For senior subordinate securitization structure transactions, represents the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities.

(2)
For STACR transactions, represents the balance held by third parties at issuance. For ACIS transactions, represents the aggregate limit of insurance purchased from third parties at issuance. For senior subordinate securitization structure transactions, represents the UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.

(3)	First loss includes the most subordinate securities (i.e., B tranches) in our STACR transactions and their equivalent in ACIS and Other CRT transactions.

■	We retained exposure to $97.2 billion of the protected UPB for the CRT issuances during 1Q 2019, including first loss and mezzanine positions.
We are continually evaluating our CRT strategy, and we make changes depending on market conditions and our business strategy. The aggregate cost of our CRT activity, as well as the amount of credit risk transferred, will continue to increase as we execute new transactions.

Freddie Mac Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Enhancements

To reduce our credit risk exposure, we engage in various credit enhancement arrangements, which include CRT transactions and other credit enhancements.
The tables below provide information on the total protected UPB and maximum coverage associated with credit enhanced loans in our single-family credit guarantee portfolio, measured by UPB, that were covered by one or more forms of credit enhancements as of March 31, 2019 and December 31, 2018, respectively. See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk of the Single-Family Credit Guarantee Portfolio to Investors in New and Innovative Ways in our 2018 Annual Report and Note 6 in this report and our 2018 Annual Report for additional information about our single-family credit enhancements.
Table 9 - Details of Credit Enhanced Loans in Our Single-Family Credit Guarantee Portfolio

	Outstanding as of March 31, 2019
	Protected UPB(1)	Percentage of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
(In millions)	Total	Total	First Loss(3)	Mezzanine	Total
CRT Activities:
STACR debt notes	$600,857	31%	$2,213	$15,251	$17,464
STACR Trust transactions	222,837	12	2,144	4,822	6,966
ACIS transactions	853,942	45	1,792	8,011	9,803
Senior subordinate securitization structures	41,015	2	1,919	2,107	4,026
Other	17,216	1	5,256	203	5,459
Less: UPB with more than one type of CRT Activity	(764,956)	(40)	—	—	—
Total CRT Activities	$970,911	51%	$13,324	$30,394	$43,718

Other Credit Enhancements:
Primary Mortgage Insurance	$385,483	20%	$98,846	—	$98,846
Other	2,435	—	1,312	—	1,312
Less: UPB with both CRT and other credit enhancements	(283,923)	(15)	—	—	—
Single-family credit guarantee portfolio with credit enhancement	1,074,906	56	113,482	30,394	143,876
Single-family credit guarantee portfolio without credit enhancement	838,619	44	—	—	—
Total	$1,913,525	100%	$113,482	$30,394	$143,876
Referenced footnotes are included after the next table.

Freddie Mac Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

	Outstanding as of December 31, 2018
	Protected UPB(1)	Percentage of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
(In millions)	Total	Total	First Loss(3)	Mezzanine	Total
CRT Activities:
STACR debt notes	$605,263	32%	$2,155	$15,441	$17,596
STACR Trust transactions	161,152	8	1,622	3,404	5,026
ACIS transactions	807,885	43	1,552	7,571	9,123
Senior subordinate securitization structures	39,860	2	1,807	2,046	3,853
Other	18,136	1	5,049	340	5,389
Less: UPB with more than one type of CRT Activity	(736,334)	(39)	—	—	—
Total CRT Activities	$895,962	47%	$12,185	$28,802	$40,987

Other Credit Enhancements:
Primary Mortgage Insurance	$378,594	20%	$96,996	—	$96,996
Other	2,642	—	1,341	—	1,341
Less: UPB with both CRT and other credit enhancements	(254,774)	(13)	—	—	—
Single-family credit guarantee portfolio with credit enhancement	1,022,424	54	110,522	28,802	139,324
Single-family credit guarantee portfolio without credit enhancement	873,762	46	—	—	—
Total	$1,896,186	100%	$110,522	$28,802	$139,324

(1)
For STACR and ACIS transactions, represents the UPB of the assets included in the reference pool. For senior subordinate securitization structure transactions, represents the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities.

(2)
For STACR transactions, represents the outstanding balance held by third parties. For ACIS transactions, represents the remaining aggregate limit of insurance purchased from third parties. For senior subordinate securitization structure transactions, represents the outstanding UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.

(3)	First loss includes the most subordinate securities (i.e., B tranches) in our STACR transactions and their equivalent in ACIS and Other CRT transactions.

■
We had coverage remaining of $143.9 billion and $139.3 billion on our single-family credit guarantee portfolio as of March 31, 2019 and December 31, 2018, respectively. CRT transactions provided 30.4% and 29.4% of the coverage remaining at those dates.

■	As of March 31, 2019, we had cumulatively transferred a portion of credit risk on nearly $1.3 trillion of our single-family mortgages, based upon the UPB at issuance of the CRT transactions.

●	FHFA's conservatorship capital needed for credit risk was reduced by approximately 65% through CRT transactions on new business activity in the twelve months ended March 31, 2018.

●
The reduction in the amount of conservatorship capital needed for credit risk on new business activity is calculated as conservatorship credit capital released from the CRT transactions (primarily through STACR and ACIS) divided by total conservatorship credit capital on new business activity at the time of purchase. For more information on the CCF and the calculation of conservatorship capital, see Liquidity and Capital Resources - Capital Resources - Conservatorship Capital Framework - Return on Conservatorship Capital.

■
During 1Q 2019, we paid $159 million in interest expense, net of reinvestment income, on our outstanding STACR debt notes and $152 million in premium expense for ACIS and STACR Trust contracts, compared to $165 million in interest expense, net of reinvestment income, on our outstanding STACR debt notes and $67 million in premium expense for ACIS and STACR Trust contracts in 1Q 2018.

■	As of March 31, 2019, we had experienced minimal write-downs on our STACR transactions and have filed minimal claims for reimbursement of losses under our ACIS transactions.

Freddie Mac Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Mortgage Loan Credit Risk

Certain combinations of loan attributes can indicate a higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores. The following table presents the combination of credit score and current LTV (CLTV) ratio attributes of loans in our single-family credit guarantee portfolio.
Table 10 - Single-Family Credit Guarantee Portfolio Attribute Combinations for Higher Risk Loans

	March 31, 2019
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Credit score)	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate	% Modified
Core single-family loan portfolio:
< 620	0.3%	2.19%	0.1%	3.39%	—%	NM	0.4%	2.36%	3.6%
620 to 659	2.1	1.10	0.3	1.18	—	NM	2.4	1.11	2.0
≥ 660	69.4	0.17	10.3	0.25	—	NM	79.7	0.18	0.3
Not available	0.1	1.25	—	NM	—	NM	0.1	2.32	3.7
Total	71.9%	0.21%	10.7%	0.30%	—%	NM	82.6%	0.22%	0.4%

Legacy and relief refinance single-family loan portfolio:
< 620	1.1%	4.12%	0.2%	8.52%	0.1%	14.42%	1.4%	4.85%	22.1%
620 to 659	1.7	3.08	0.2	7.11	0.1	11.82	2.0	3.64	19.4
≥ 660	12.5	1.11	1.1	3.65	0.3	6.02	13.9	1.31	7.0
Not available	0.1	4.58	—	NM	—	NM	0.1	4.90	19.8
Total	15.4%	1.60%	1.5%	4.85%	0.5%	8.38%	17.4%	1.91%	9.8%

(1)	NM - Not meaningful due to the percentage of the portfolio rounding to zero.
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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $0.8 billion and $0.9 billion of security collateral underlying our other securitization products at March 31, 2019 and December 31, 2018, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between the prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, as part of our relief refinance initiative, or as part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to March 31, 2019, we have purchased approximately $36.4 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio, including $0.1 billion in 1Q 2019.

Freddie Mac Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.
Table 11 - Alt-A Loans in Our Single-Family Credit Guarantee Portfolio

	March 31, 2019				December 31, 2018
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$23.1	63%	22.7%	4.17%	$23.9	63%	23.2%	4.13%
The UPB of Alt-A loans in our single-family credit guarantee portfolio is continuing to decline due to borrowers refinancing into other mortgage products, foreclosure sales, and other liquidation events.
Single-Family Loan Performance

Serious Delinquency Rates

Percentage of Single-Family Loans One Month and Two Months Past Due

■
The total serious delinquency rate on our single-family credit guarantee portfolio was 0.67% as of March 31, 2019. However, 33% of the seriously delinquent loans at March 31, 2019 were covered by credit enhancements designed to reduce our credit risk exposure. See Note 4 for additional information on our single-family delinquency rates.

■
Our total single-family serious delinquency rate was lower as of March 31, 2019 compared to March 31, 2018 due to our continued loss mitigation efforts, sales of certain seriously delinquent loans, home price appreciation, a low unemployment rate, and the reduced impacts from the hurricanes in the third quarter of 2017. This improvement was also driven by the continued shift in the single-family credit guarantee portfolio mix, as the legacy and relief refinance single-family loan portfolio runs off and we add higher credit quality loans to our core single-family loan portfolio. The percentage of our single-family loans two months past due was affected in a similar manner. However, the percentage of our single-family loans one month past due slightly increased as of March 31, 2019, compared to March 31, 2018.

Freddie Mac Form 10-Q	20

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Performance

The table below contains certain credit performance metrics for our single-family credit guarantee portfolio.
Table 12 - Single-Family Credit Guarantee Portfolio Credit Performance Metrics

(Dollars in millions)	1Q 2019	1Q 2018
Charge-offs, gross	$605	$372
Recoveries	(106)	(96)
Charge-offs, net	499	276
REO operations expense	33	34
Total credit losses	$532	$310

Total credit losses (in bps)	11.5	6.7
The table below summarizes the carrying value for individually impaired single-family loans on our condensed consolidated balance sheets for which we have recorded an allowance determined on an individual basis.
Table 13 - Single-Family Individually Impaired Loans with an Allowance Recorded

	March 31, 2019		March 31, 2018
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	290,255	$42,254	364,704	$54,415
New additions	8,734	1,347	23,699	3,800
Repayments and reclassifications to held-for-sale	(21,347)	(3,809)	(8,908)	(1,522)
Foreclosure sales and foreclosure alternatives	(1,373)	(185)	(2,083)	(282)
TDRs, at March 31	276,269	39,607	377,412	56,411
Loans impaired upon purchase	2,403	158	4,364	290
Total impaired loans with an allowance recorded	278,672	39,765	381,776	56,701
Allowance for loan losses		(3,820)		(6,968)
Net investment, at March 31		$35,945		$49,733
The tables below present information about the UPB of single-family TDRs and non-accrual loans on our condensed consolidated balance sheets.
Table 14 - Single-Family TDR and Non-Accrual Loans

(In millions)	March 31, 2019	December 31, 2018
TDRs on accrual status	$39,409	$41,839
Non-accrual loans	10,983	11,197
Total TDRs and non-accrual loans	$50,392	$53,036

Allowance for loan losses associated with:
TDRs on accrual status	$3,141	$3,612
Non-accrual loans	902	1,003
Total	$4,043	$4,615

(In millions)	1Q 2019	1Q 2018
Foregone interest income on TDRs and non-accrual loans(1)	$312	$446

(1)
Represents the amount of interest income that we did not recognize but would have recognized during the period for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.

■	As of March 31, 2019, 44% of the allowance for loan losses for single-family mortgage loans related to interest rate concessions provided to borrowers as part of loan modifications.

■	Most of our modified single-family loans, including TDRs, were current and performing at March 31, 2019.

■
We expect our allowance for loan losses associated with existing single-family TDRs to decline over time as we continue to sell reperforming loans. In addition, the allowance for loan losses will decline as borrowers continue to make monthly payments under the modified terms and interest rate concessions are amortized into earnings.

■	See Note 4 for information on our single-family allowance for loan losses.

Freddie Mac Form 10-Q	21

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

Loan Workout Activity(1)
(UPB in billions, number of loan workouts in thousands)

(1)	Foreclosure alternatives consist of short sales and deeds in lieu of foreclosure. Home retention actions consist of forbearance agreements, repayment plans, and loan modifications.

■	Our loan workout activity decreased in 1Q 2019 compared to 1Q 2018 driven by the reduced impact from the hurricanes in the third quarter of 2017.

■	We continue our loss mitigation efforts through our relief refinance, modification, and other initiatives.
REO Activity

The table below presents a summary of our single-family REO activity.
Table 15 - Single-Family REO Activity

	1Q 2019		1Q 2018
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	7,100	$780	8,299	$900
Additions	2,156	208	2,620	246
Dispositions	(2,542)	(234)	(3,201)	(306)
Ending balance — REO	6,714	754	7,718	840
Beginning balance, valuation allowance		(11)		(14)
Change in valuation allowance		1		5
Ending balance, valuation allowance		(10)		(9)
Ending balance — REO, net		$744		$831

■
Our REO ending inventory declined in 1Q 2019, primarily due to a decrease in REO acquisitions driven by fewer loans in foreclosure and a large proportion of property sales to third parties at foreclosure.

Freddie Mac Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Single-family Guarantee segment.
Table 16 - Single-Family Guarantee Segment Financial Results

			Change
(Dollars in millions)	1Q 2019	1Q 2018	$	%
Guarantee fee income	$1,633	$1,590	$43	3%
Benefit (provision) for credit losses	8	41	(33)	(80)
Financial instrument gains (losses)(1)	(62)	28	(90)	(321)
Other non-interest income (loss)	249	81	168	207
Administrative expense	(374)	(336)	(38)	(11)
REO operations income (expense)	(38)	(39)	1	3
Other non-interest expense	(488)	(379)	(109)	(29)
Segment Earnings before income tax expense	928	986	(58)	(6)
Income tax (expense) benefit	(188)	(200)	12	6
Segment Earnings, net of taxes	740	786	(46)	(6)
Total other comprehensive income (loss), net of tax	(4)	(4)	—	—
Total comprehensive income (loss)	$736	$782	($46)	(6)%

(1)	Consists of fair value gains and losses on debt for which we have elected the fair value option and derivatives.
Key Business Drivers:
■ 1Q 2019 vs. 1Q 2018

●	Higher guarantee fee income due to continued growth in our single-family credit guarantee portfolio.

●	Fair value losses due to higher losses on STACR transactions driven by changes in market spreads.

●	Higher other non-interest income primarily due to higher gains on single-family seasoned loan reclassifications between held-for-investment and held-for-sale.

●
Higher other non-interest expense primarily due to higher outstanding cumulative volumes of CRT transactions that resulted in increased CRT expense (interest expense on STACR debt notes and premium expense for ACIS and STACR Trust contracts).

Freddie Mac Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The graphs, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

Multifamily New Business Activity

■
The 2019 Conservatorship Scorecard annual production cap is $35.0 billion, unchanged from 2018. The production cap is subject to reassessment throughout the year by FHFA to determine whether an increase in the cap is appropriate based on a stronger than expected overall market. Reclassifications between new business activity subject to the production cap and new business activity not subject to the production cap may occur during 2019.

■
Outstanding commitments, including index lock commitments and commitments to purchase or guarantee multifamily assets, were $20.8 billion and $17.5 billion as of March 31, 2019 and March 31, 2018, respectively. Both period-end balances include loan purchase commitments for which we have elected the fair value option.

■
The combination of our new business activity and outstanding commitments was higher during 1Q 2019 compared to 1Q 2018 due to continued strong demand for multifamily financing and healthy multifamily market fundamentals resulting in continued growth in the overall multifamily mortgage debt outstanding.

■
Excluding our LIHTC new business activity, approximately 44% of our multifamily new business activity in 1Q 2019 counted towards the 2019 Conservatorship Scorecard production cap, while the remaining 56% was considered uncapped.

■	Our uncapped new business activity increased slightly during 1Q 2019 compared to 1Q 2018 as we continued our efforts to support affordable housing and borrowers in underserved markets.

■
Approximately 92% of our 1Q 2019 and 1Q 2018 new loan purchase activity was intended for our securitization pipeline. Combined with market demand for our securities, our 1Q 2019 new securitization pipeline purchase activity will be a driver for securitizations in the next two quarters of 2019.

Freddie Mac Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio and Market Support

Multifamily Market Support
The following table summarizes our support of the multifamily market.
Table 17 - Multifamily Market Support

(In millions)	March 31, 2019	December 31, 2018
Guarantee portfolio	$243,179	$237,323
Mortgage-related investments portfolio:
Unsecuritized mortgage loans held-for-sale	$21,220	23,959
Unsecuritized mortgage loans held-for-investment	10,654	10,828
Mortgage-related securities(1)	7,140	7,385
Total mortgage-related investments portfolio	39,014	42,172
Other investments(2)	1,185	708
Total multifamily portfolio	283,378	280,203
Add: Unguaranteed securities(3)	36,570	35,835
Less: Acquired mortgage-related securities(4)	(6,925)	(7,160)
Total multifamily market support	$313,023	$308,878

(1)	Includes mortgage-related securities acquired by us from our securitizations.

(2)	Includes the carrying value of LIHTC investments and the UPB of non-mortgage loans, including financing provided to whole loan funds.

(3)	Reflects the UPB of unguaranteed securities issued as part of our securitizations and amounts related to loans sold to whole loan funds that were not financed by Freddie Mac.

(4)
Reflects the UPB of mortgage-related securities that were both issued as part of our securitizations and acquired by us. This UPB must be removed to avoid double-counting the exposure, as it is already reflected within the guarantee portfolio or unguaranteed securities.

■
Our total multifamily portfolio increased during 1Q 2019, primarily due to our strong loan purchase and securitization activity. We expect continued growth in our total portfolio in 2019 as purchase and securitization activities should outpace run off.

■
At March 31, 2019, approximately 81% of our held-for-sale loans and held-for-sale loan commitments, both of which are measured at fair value, were fixed-rate, while the remaining 19% were floating-rate.

■	We expect our guarantee portfolio to continue to grow as a result of ongoing securitizations, which we expect to be driven by continued strong new business activity.

Freddie Mac Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield and K Certificate Benchmark Spreads

Net Interest Yield Earned & Average Investment Portfolio Balance

K Certificate Benchmark Spreads

■	Net interest yield remained relatively flat in 1Q 2019 compared to 1Q 2018.

■	The weighted average portfolio balance of interest-earning assets decreased during 1Q 2019 compared to 1Q 2018 due to the run-off of our legacy held-for-investment loans.

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

■	K Certificate benchmark spreads tightened during 1Q 2019, primarily resulting in fair value gains on our mortgage loans and commitments.

Freddie Mac Form 10-Q	26

Management's Discussion and Analysis	Our Business Segments | Multifamily

Risk Transfer Activity

UPB of Assets Subject to Risk Transfer Activity

Credit Risk Transfer Activity (1)
(1) The amounts disclosed in the graph above represent the net credit risk transferred to third parties.

■
The UPB of our primary risk transfer securitization transactions was lower in 1Q 2019 compared to 1Q 2018, primarily due to a higher share of certain products in our securitization pipeline that require longer aggregation periods.

■	As of March 31, 2019, we had cumulatively transferred a large majority of credit risk on the multifamily guarantee portfolio.

●
Conservatorship capital needed for credit risk was reduced by approximately 90% through CRT transactions on new business activity in the twelve months ended March 31, 2018; we plan similar risk reduction transactions for this year's new business activity.

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

■
In addition to transferring a large majority of credit risk, nearly all of our risk transfer securitization activities also shifted substantially all the interest-rate and liquidity risk associated with the underlying collateral away from Freddie Mac to third-party investors.

Freddie Mac Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Multifamily

Guarantee Activities

Unearned Guarantee Fee Assets on New Guarantee Contracts

Remaining Unearned Guarantee Fees

■
We earn guarantee fees in exchange for providing our guarantee of some or all of the securities we issue as part of our risk transfer securitization activities. Each time we enter into a financial guarantee contract, we initially recognize unearned guarantee fee assets on our balance sheet, which represent the present value of future guarantee fees we expect to receive in cash. We recognize these fees in Segment Earnings over the remaining average guarantee term, which was eight years as of March 31, 2019. While we expect to collect these future fees based on historical performance, the actual amount collected will depend on the credit and prepayment performance of the underlying collateral subject to our financial guarantee.

■
New unearned guarantee fees increased during 1Q 2019 compared to 1Q 2018, primarily due to a decline in interest rates and a longer average guarantee term, partially offset by a lower average guarantee fee rate.

■
The balance of unearned guarantee fees increased during 1Q 2019 due to the continued growth of our multifamily guarantee business, as our risk transfer securitization volume continued to be strong, outpacing run off.

Freddie Mac Form 10-Q	28

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Multifamily segment.
Table 18 - Multifamily Segment Financial Results

			Change
(Dollars in millions)	1Q 2019	1Q 2018	$	%
Net interest income	$247	$271	($24)	(9)%
Guarantee fee income	216	195	21	11
Benefit (provision) for credit losses	(1)	16	(17)	(106)
Financial instrument gains (losses)(1)	(29)	161	(190)	(118)
Administrative expense	(112)	(100)	(12)	(12)
Other non-interest income (expense)	93	51	42	82
Segment Earnings before income tax expense	414	594	(180)	(30)
Income tax (expense) benefit	(84)	(121)	37	31
Segment Earnings, net of taxes	330	473	(143)	(30)
Total other comprehensive income (loss), net of tax	65	(68)	133	196
Total comprehensive income (loss)	$395	$405	($10)	(2)%

(1)	Consists of fair value gains and losses on loan purchase commitments, mortgage loans and debt for which we have elected the fair value option, certain investment securities, and derivatives.
Key Business Drivers:

■	1Q 2019 vs. 1Q 2018

●
Decrease in net interest income due to a decline in our weighted average portfolio balance of interest-earning assets, partially offset by higher net interest yields on an increased balance of interest-only securities.

●	Higher guarantee fee income due to continued growth in our multifamily guarantee portfolio.

●
Decrease in fair value gains primarily due to higher fair value losses on swaptions on credit indices and lower gains on available-for-sale securities, partially offset by spread-related fair value gains on held-for-sale loans and commitments in 1Q 2019.

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
Investments Portfolio

Mortgage Investments Portfolio

■
The balance of our mortgage investments portfolio remained relatively flat from December 31, 2018 to March 31, 2019. See Conservatorship and Related Matters - Managing Our Mortgage-Related Investments Portfolio for additional details.

■
The balance of our other investments portfolio increased by 21.9%, primarily due to higher near-term cash needs as of March 31, 2019 compared to December 31, 2018 for upcoming maturities and anticipated calls of other debt.

■
The percentage of less liquid assets relative to our total mortgage investments portfolio declined from 26.6% at December 31, 2018 to 24.8% at March 31, 2019, primarily due to repayments, sales, and securitizations of our less liquid assets. We continued to actively reduce our holdings of less liquid assets during 1Q 2019 by selling $2.1 billion of reperforming loans. Our sales of reperforming loans involved securitization of the loans using senior subordinate securitization structures.

■	The overall liquidity of our mortgage investments portfolio continued to improve as our less liquid assets decreased while our liquid assets increased during 1Q 2019.

■
We continue to participate in transactions that support the development of the Secured Overnight Financing Rate (SOFR) as an alternative rate to LIBOR. These transactions include investment in and issuance of SOFR indexed floating-rate debt securities and execution of SOFR indexed derivatives.

Freddie Mac Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balances
(UPB in billions)

■	Net interest yield increased 9 basis points during 1Q 2019 compared to 1Q 2018, primarily due to:

●	Higher yields on newly acquired mortgage-related assets and other investments as a result of increases in interest rates;

●	Changes in our investment mix due to a reduction in our less liquid assets, offset by an increase in the percentage of our other investments portfolio relative to our total investments portfolio; and

●	Larger benefit from funding provided by non-interest bearing liabilities due to an increase in short-term interest rates.
■ Net interest yield for the Capital Markets segment is not affected by our hedge accounting programs, due to reclassifications made for Segment Earnings. See Note 13 in our 2018 Annual Report for more information.

Freddie Mac Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Capital Markets segment.
Table 19 - Capital Markets Segment Financial Results

			Change
(Dollars in millions)	1Q 2019	1Q 2018	$	%
Net interest income	$758	$771	($13)	(2)%
Investment securities gains (losses)	195	37	158	427
Debt gains (losses)	(7)	105	(112)	(107)
Derivative gains (losses)	(667)	1,302	(1,969)	(151)
Other non-interest income (expense)	236	(37)	273	738
Administrative expense	(92)	(84)	(8)	(10)
Segment Earnings before income tax expense	423	2,094	(1,671)	(80)
Income tax (expense) benefit	(86)	(427)	341	80
Segment Earnings, net of taxes	337	1,667	(1,330)	(80)
Total other comprehensive income (loss), net of tax	197	(704)	901	128
Total comprehensive income (loss)	$534	$963	($429)	(45)%
The portion of total comprehensive income (loss) driven by interest rate-related and market spread-related fair value changes, after-tax, is presented in the table below. These amounts affect various line items in the table above, including net interest income, investment securities gains (losses), debt gains (losses), derivative gains (losses), income tax (expense) benefit, and total other comprehensive income (loss), net of tax.
Table 20 - Capital Markets Segment Interest Rate-Related and Market Spread-Related Fair Value Changes, Net of Tax

			Change
(Dollars in billions)	1Q 2019	1Q 2018	$	%
Interest rate-related	$0.1	$—	$0.1	N/A
Market spread-related	—	0.2	(0.2)	(100)
Key Business Drivers:

■	1Q 2019 vs. 1Q 2018

●	Net interest income was relatively unchanged.

●
Relatively flat interest rate-related fair value gains. Long-term interest rates decreased during 1Q 2019, resulting in fair value gains on many of our investments in securities (some of which are recorded in other comprehensive income) and fair value losses on derivatives. The net amount of these changes in fair value was mostly offset by the change in the fair value of the hedged items attributable to interest-rate risk in our hedge accounting programs.

●	Lower spread related gains primarily due to spread widening on our agency securities combined with less spread tightening on a lower balance of our non-agency securities.

●	Decrease in debt gains (losses) primarily due to lower gains from the extinguishment of fixed-rate PCs, as market interest rates declined between the time of issuance and repurchase.
● Increase in non-interest income primarily due to the mismatch related to fair value hedge accounting, partially offset by lower amortization of debt securities of consolidated trusts driven by lower prepayments.

Freddie Mac Form 10-Q	32

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
Risk is an inherent part of our business activities. We are exposed to the following key types of risk: credit risk, operational risk, market risk, liquidity risk, strategic risk, and reputation risk.
For more discussion of these and other risks facing our business and our enterprise risk framework, see MD&A - Risk Management and Risk Factors in our 2018 Annual Report and Liquidity and Capital Resources in this report and in our 2018 Annual Report. See below for updates since our 2018 Annual Report.
Market Risk
Overview

Our business segments have embedded exposure to market risk, which is the economic risk associated with adverse changes in interest rates, volatility, and spreads. Interest-rate risk is consolidated and primarily managed by the Capital Markets segment, while spread risk is owned by each individual business segment. Market risk can adversely affect future cash flows, or economic value, as well as earnings and net worth.
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
Interest-Rate Risk

Our primary interest-rate risk measures are duration gap and PVS. Duration gap measures the difference in price sensitivity to interest rate changes between our financial assets and liabilities and is expressed in months relative to the value of assets. PVS is our estimate of the change in the value of our financial assets and liabilities from an instantaneous shock to interest rates, assuming spreads are held constant and no rebalancing actions are undertaken. PVS is measured in two ways, one measuring the estimated sensitivity of our portfolio value to a 50 basis point parallel movement in interest rates (PVS-L) and the other to a non-parallel movement resulting from a 25 basis point change in slope of the LIBOR yield curve (PVS-YC). While we believe that duration gap and PVS are useful risk management tools, they should be understood as estimates rather than as precise measurements.
In 1Q 2019, we changed the name of the Portfolio Market Value Sensitivity (PMVS) metrics to Portfolio Value Sensitivity (PVS). We removed "market" from these metrics as we economically hedge the present value of cash flows, which may not necessarily be the fair value of an instrument.
The following tables provide our duration gap, estimated point-in-time and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The tables below also provide PVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.
Table 21 - PVS-YC and PVS-L Results Assuming Shifts of the LIBOR Yield Curve

	March 31, 2019			December 31, 2018
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets:
Investments	($447)	$5,377	$11,076	($536)	$5,792	$11,761
Guarantees(2)	103	(576)	(1,072)	89	(425)	(773)
Total Assets	(344)	4,801	10,004	(447)	5,367	10,988
Liabilities	(101)	(1,613)	(3,411)	(109)	(1,889)	(3,948)
Derivatives	467	(3,146)	(6,474)	560	(3,446)	(6,917)
Total	$22	$42	$119	$4	$32	$123

PVS	$22	$42	$119	$4	$32	$123

Freddie Mac Form 10-Q	33

Management's Discussion and Analysis	Risk Management

(1)
The categorization of the PVS impact between assets, liabilities, and derivatives on this table is based upon the economic characteristics of those assets and liabilities, not their accounting classification. For example, purchase and sale commitments of mortgage-related securities and debt securities of consolidated trusts held by the mortgage-related investments portfolio are both categorized as assets on this table.

(2)	Represents the interest-rate risk from our single-family guarantee portfolio, which currently includes buy-ups and float.
Table 22 - Duration Gap and PVS Results

	1Q 2019			1Q 2018
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.1	$10	$15	—	$9	$8
Minimum	(0.2)	—	—	(0.3)	—	—
Maximum	0.4	30	46	0.2	24	30
Standard deviation	0.1	8	15	0.1	5	8
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 23 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
March 31, 2019	$3,188	$42	($3,146)
December 31, 2018	3,478	32	(3,446)
We plan to update our interest-rate risk measures in the second quarter of 2019 to include upfront fees (including buy-downs) related to single-family credit guarantee activity as we have changed our strategy to incorporate upfront fees into our asset and liability interest-rate risk management strategy and definition. Upon incorporation, this update will reflect that the present value of upfront fees related to single-family credit guarantee activity decreases (increases) when interest rates increase (decrease). The update will materially increase our duration gap and PVS results in the short-term until we have fully economically hedged upfront fees.
We are also considering modifying our interest-rate risk measures to include net worth, which is not currently incorporated in our asset and liability interest-rate risk management strategy and definition. If this update was included, it would reflect that we view net worth as having long-term duration rather than short-term duration, and that the present value of net worth therefore increases (decreases) when interest rates increase (decrease).
GAAP Earnings Variability

The GAAP accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value) creates variability in our GAAP earnings when interest rates and spreads change. This variability of GAAP earnings, which may not reflect the economics of our business, increases the risk of our having a negative net worth and thus being required to draw from Treasury. Although we manage our business on an economic basis, we may execute certain transactions on a non-economic basis in an effort to manage our spread and interest-rate risks.
Interest-Rate Volatility

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, our GAAP financial results are still subject to significant earnings variability from period to period. Based upon the composition of our financial assets and liabilities, including derivatives, at March 31, 2019, we generally recognize fair value losses in GAAP earnings when interest rates decline.
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

Freddie Mac Form 10-Q	34

Management's Discussion and Analysis	Risk Management

Table 24 - Estimated Net Interest Rate Effect on Comprehensive Income (Loss)

(In billions)	1Q 2019	1Q 2018
Interest-rate effect on derivative fair values	($2.2)	$3.1
Estimate of offsetting interest-rate effect related to financial instruments measured at fair value(1)	1.2	(1.9)
Gains (losses) on mortgage loans and debt in fair value hedge relationships	1.1	(1.3)
Amortization of deferred hedge accounting gains and losses	—	—
Income tax (expense) benefit	—	—
Estimated net interest rate effect on comprehensive income (loss)	$0.1	($0.1)

(1)
Includes the interest-rate effect on our trading securities, available-for-sale securities, mortgage loans held-for-sale, and other assets and debt for which we elected the fair value option, which is reflected in non-interest income (loss) and total other comprehensive income (loss) on our condensed consolidated statements of comprehensive income.

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
■ At March 31, 2019, the GAAP adverse scenario before fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points, while the adverse scenario after fair value hedge accounting was a non-parallel shift in which long-term rates increase by 100 basis points.
■ At March 31, 2018, the GAAP adverse scenario before and after fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points.
The results of this evaluation are shown in the table below.
Table 25 - GAAP Adverse Scenario Before and After Hedge Accounting

	GAAP Adverse Scenario (Before-Tax)
(Dollars in billions)	Before Hedge Accounting	After Hedge Accounting	% Change
March 31, 2019	($2.1)	($0.2)	89%
March 31, 2018	(3.3)	(0.6)	83
Hedge accounting is designed to reduce the impact to GAAP earnings in the adverse scenario described above. However, the after hedge accounting impact may not always result in an improvement over the before hedge accounting impact. For example, there are certain interest-rate scenarios in which the after hedge accounting impact would result in a lower gain or a larger loss than the before hedge accounting impact. We expect that our GAAP adverse scenario after hedge accounting reduction will decrease due to the additional hedging of upfront fees.

Freddie Mac Form 10-Q	35

Management's Discussion and Analysis	Risk Management

Spread Volatility

We have limited ability to manage our spread risk exposure in a cost beneficial manner, and therefore the volatility of market spreads may contribute to significant GAAP earnings variability. For financial assets measured at fair value, we generally recognize fair value losses when market spreads widen. Conversely, for financial liabilities measured at fair value, we generally recognize fair value gains when market spreads widen. The table below shows the estimated effect of spreads on our comprehensive income (loss), after tax, by segment.
Table 26 - Estimated Spread Effect on Comprehensive Income (Loss)

(In billions)	1Q 2019	1Q 2018
Capital Markets	$—	$0.2
Multifamily	(0.1)	—
Single-family Guarantee(1)	—	—
Spread effect on comprehensive income (loss)	($0.1)	$0.2

(1)	Represents spread exposure on certain STACR debt securities for which we have elected the fair value option.

Freddie Mac Form 10-Q	36

Management's Discussion and Analysis	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES
Our business activities require that we maintain adequate liquidity to meet our financial obligations as they come due and meet the needs of customers in a timely and cost-efficient manner. We also must maintain adequate capital resources to avoid being placed into receivership by FHFA. For further discussion of our liquidity framework and profile, see MD&A - Liquidity and Capital Resources in our 2018 Annual Report.
Liquidity
Primary Sources of Liquidity

The following table lists the sources of our liquidity, the balances as of March 31, 2019, and a brief description of their importance to Freddie Mac.
Table 27 - Sources of Liquidity

Source		Balance(1) (In billions)		Description
Liquidity
•	Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$54.6	•	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
•	Liquid Portion of the Mortgage-Related Investments Portfolio	$122.7	•
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
Table 28 - Other Investments Portfolio

	March 31, 2019				December 31, 2018
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio
Cash and cash equivalents	$5.5	$0.7	$—	$6.2	$6.7	$0.6	$—	$7.3
Securities purchased under agreements to resell	34.7	13.5	1.9	50.1	20.2	12.1	2.5	34.8
Non-mortgage related securities	14.4	—	3.1	17.5	16.8	—	2.4	19.2
Secured lending and other	—	—	3.2	3.2	—	—	1.8	1.8
Total	$54.6	$14.2	$8.2	$77.0	$43.7	$12.7	$6.7	$63.1
Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $3.0 billion and $1.5 billion as of March 31, 2019 and December 31, 2018, respectively.
The liquidity and contingency operating portfolio also included collateral posted to us in the form of cash primarily by derivatives counterparties of $2.3 billion and $3.0 billion as of March 31, 2019 and December 31, 2018, respectively. We have invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements.

Freddie Mac Form 10-Q	37

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Primary Sources of Funding

The following table lists the sources and balances of our funding as of March 31, 2019 and a brief description of their importance to Freddie Mac.
Table 29 - Sources of Funding

Source		Balance(1) (In billions)		Description
Funding
•	Other Debt	$272.1	•	Other debt is used to fund our business activities, including single-family guarantee activities not funded by debt securities of consolidated trusts.
•	Debt Securities of Consolidated Trusts	$1,803.7	•
Debt securities of consolidated trusts are used primarily to fund our single-family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and purchasing modified or seriously delinquent loans from the trusts.

(1)	Represents UPB of debt balances.
Other Debt Activities

We issue other debt to fund our business activities. Competition for funding can vary with economic, financial market, and regulatory environments. We issue other debt based on a variety of factors, including market conditions and our liquidity requirements. We currently favor a mix of derivatives and shorter- and medium-term debt to fund our business and manage interest-rate risk. Generally, this funding mix is a less expensive method than relying more extensively on long-term debt.
The table below summarizes the par value and the average rate of other debt securities we issued or paid off, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases. We call, exchange, or repurchase our outstanding debt securities from time to time for a variety of reasons, including managing our funding composition and supporting the liquidity of our debt securities.

Freddie Mac Form 10-Q	38

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 30 - Other Debt Activity

	1Q 2019				1Q 2018
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills®
Beginning balance	$28,787	2.36%	$—	—%	$45,717	1.19%	$—	—%
Issuances	94,886	2.34	—	—	74,116	1.29	—	—
Repurchases	—	—	—	—	—	—	—	—
Maturities	(77,819)	2.28	—	—	(92,875)	1.21	—	—
Ending Balance	45,854	2.46	—	—	26,958	1.40	—	—

Securities sold under agreements to repurchase
Beginning balance	6,019	2.40	—	—	9,681	1.06	—	—
Additions	50,157	2.45	—	—	41,794	1.32	—	—
Repayments	(41,214)	2.43	—	—	(41,730)	1.24	—	—
Ending Balance	14,962	2.50	—	—	9,745	1.38	—	—

Callable debt
Beginning balance	2,000	2.53	105,206	2.09	—	—	113,822	1.58
Issuances	—	—	14,120	2.99	—	—	5,551	2.82
Repurchases	—	—	—	—	—	—	(554)	2.13
Calls	(2,000)	2.78	(14,171)	3.10	—	—	(892)	1.97
Maturities	—	—	(3,681)	1.23	—	—	(4,375)	1.05
Ending Balance	—	—	101,474	2.10	—	—	113,552	1.66

Non-callable debt
Beginning balance	14,440	2.04	80,789	2.56	17,792	1.03	111,169	2.11
Issuances	8,119	2.43	—	—	1,825	1.44	6,490	1.84
Repurchases	—	—	(221)	1.50	—	—	—	—
Maturities	(6,050)	1.87	(4,872)	2.89	(2,005)	0.77	(23,914)	0.77
Ending Balance	16,509	2.29	75,696	2.62	17,612	1.12	93,745	2.42

STACR and SCR Debt(2)
Beginning balance	—	—	17,729	6.02	—	—	17,925	5.04
Issuances	—	—	280	2.48	—	—	1,885	3.67
Repurchases	—	—	—	—	—	—	—	—
Maturities	—	—	(412)	4.65	—	—	(491)	3.67
Ending Balance	—	—	17,597	6.17	—	—	19,319	5.22

Total other debt	$77,325	2.43%	$194,767	2.67%	$54,315	1.31%	$226,616	2.28%

(1)	Average rate is weighted based on par value.

(2)
Includes STACR and SCR debt notes and certain multifamily other debt. STACR and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.

Our outstanding other debt balance decreased during 1Q 2019 compared to 1Q 2018, primarily driven by the decline of our long-term debt as we have reduced our indebtedness along with the decline in our mortgage-related investments portfolio. The decrease was offset by issuances of short-term debt for upcoming maturities and anticipated calls. In addition, STACR debt should continue to decline as run off will primarily be replaced with STACR Trust transactions.

Freddie Mac Form 10-Q	39

Management's Discussion and Analysis	Liquidity and Capital Resources

Maturity and Redemption Dates
The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.
Contractual Maturity Date as of March 31, 2019(1)

Earliest Redemption Date as of March 31, 2019(1)

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

Debt Securities of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt securities of consolidated trusts, which relates to securitization transactions that we consolidated for accounting purposes. We issue this type of debt by securitizing mortgage loans primarily to fund the majority of our single-family guarantee activities. When we consolidate securitization trusts, we recognize the following on our condensed consolidated balance sheets:

■
The assets held by the securitization trusts, the majority of which are mortgage loans. We recognized $1,858.1 billion and $1,842.9 billion of mortgage loans, which represented 88.8% and 89.3% of our total assets, as of March 31, 2019 and December 31, 2018, respectively.

■
The debt securities issued by the securitization trusts, the majority of which are PCs. PCs are pass-through securities, where the cash flows of the mortgage loans held by the securitization trust are passed through to the holders of the PCs. We recognized $1,803.7 billion and $1,792.7 billion of debt securities of consolidated trusts, which represented 87.0% and 87.7% of our total debt, as of March 31, 2019 and December 31, 2018, respectively.

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

Freddie Mac Form 10-Q	40

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.
Table 31 - Activity for Debt Securities of Consolidated Trusts Held by Third Parties

(In millions)	1Q 2019	1Q 2018
Beginning balance	$1,748,738	$1,672,605
Issuances:
New issuances to third parties	43,604	37,316
Additional issuances of securities	27,832	40,200
Total issuances	71,436	77,516
Extinguishments:
Purchases of debt securities from third parties	(6,015)	(8,828)
Debt securities received in settlement of secured lending	(5,947)	(4,725)
Repayments of debt securities	(48,185)	(56,600)
Total extinguishments	(60,147)	(70,153)
Ending balance	1,760,027	1,679,968
Unamortized premiums and discounts	43,680	47,001
Debt securities of consolidated trusts held by third parties	$1,803,707	$1,726,969
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) decreased by $2.4 billion from $8.6 billion as of 1Q 2018 to $6.2 billion as of 1Q 2019, primarily driven by an increase in securities purchased under agreements to resell during 1Q 2019 due to higher near-term cash needs for upcoming maturities and higher anticipated calls of other debt. The decrease in cash and cash equivalents (including restricted cash and cash equivalents) was partially offset by an increase in proceeds from the issuance of short-term debt for upcoming maturities and anticipated calls.
Capital Resources
Primary Sources of Capital

The following table lists the sources and balances of our capital as of March 31, 2019 and a brief description of their importance to Freddie Mac.
Table 32 - Sources of Capital

Source		Balance(1) (In billions)		Description
Capital
•	Net Worth	$4.7	•	GAAP net worth represents capital available prior to our dividend requirement to Treasury under the Purchase Agreement.
•	Available Funding under Purchase Agreement	$140.2	•	FHFA may request draws on our behalf from Treasury up to the amount of available funding under the Purchase Agreement.

(1)	Represents carrying value of net worth.
Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Under the Purchase Agreement, Treasury made a commitment to provide us with equity funding, under certain conditions, to eliminate deficits in our net worth. At March 31, 2019, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $4.7 billion and the applicable Capital Reserve Amount of $3.0 billion, our dividend requirement to Treasury in June 2019 will be $1.7 billion. See Note 2 for details of the support we receive from Treasury.

Freddie Mac Form 10-Q	41

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below presents activity related to our net worth during 1Q 2019 and 1Q 2018.
Table 33 - Net Worth Activity

(In millions)	1Q 2019	1Q 2018
Beginning balance	$4,477	($312)
Comprehensive income (loss)	1,665	2,150
Capital draw from Treasury	—	312
Senior preferred stock dividends declared	(1,477)	—
Total equity / net worth	$4,665	$2,150
Aggregate draws under Purchase Agreement	$71,648	$71,648
Aggregate cash dividends paid to Treasury	118,015	112,393
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
We have adopted the CCF for internal capital measurement to evaluate business decisions and ensure the company makes such decisions prudently when pricing transactions and managing its businesses. This framework focuses on the profits earned versus an estimated cost of equity capital needed to support the risk assumed to generate those profits.
The existing regulatory capital requirements have been suspended by FHFA during conservatorship. Consequently, we refer to the capital needed under the CCF for analysis of transactions and businesses as "conservatorship capital."
Under the Purchase Agreement, we are not able to retain total equity, as calculated under GAAP, in excess of the $3.0 billion Capital Reserve Amount. As a result, we do not have capital sufficient to support our aggregate risk-taking activities. Instead, we rely upon the Purchase Agreement to maintain market confidence.
Return on Conservatorship Capital

The table below provides the ROCC, calculated as (1) annualized comprehensive income for the period divided by (2) average conservatorship capital during the period.
All conservatorship capital figures presented below are based on the CCF in effect as of March 31, 2019. The CCF has been and may be further revised by FHFA from time to time, and may be revised specifically in connection with FHFA's consideration and adoption of a final Enterprise Capital Rule, which could possibly result in material changes in our conservatorship capital.
The ROCC shown in the table below is not based on our total equity and does not reflect actual returns on total equity. We do not believe that returns on total equity are meaningful because of the current $3.0 billion limit on the amount of total equity that we are able to retain under the Purchase Agreement.
Table 34 - Return on Conservatorship Capital

(Dollars in billions)	1Q 2019	1Q 2018
Comprehensive income	$1.7	$2.2
Conservatorship capital (average during the period)(1)	52.4	58.5
ROCC, based on comprehensive income	12.7%	14.7%

(1)	Prior period conservatorship capital results have been revised to include capital for deferred tax assets.
Our 1Q 2019 ROCC decreased compared to the 1Q 2018 ROCC, driven by the decrease in comprehensive income in 1Q 2019, partially offset by the lower level of conservatorship capital needed in 1Q 2019, resulting from the increasing CRT activity in both our Single-family Guarantee and Multifamily segments, home price appreciation, and the efficient disposition of legacy assets.
We find the returns calculated above, as well as the returns calculated on specific transactions and individual business lines, to be a reasonable measure of return-versus-risk to support our decision-making while we remain in conservatorship. These returns may not be indicative of the returns that would be generated if we were to exit conservatorship, especially as the terms

Freddie Mac Form 10-Q	42

Management's Discussion and Analysis	Liquidity and Capital Resources

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
OFF-BALANCE SHEET ARRANGEMENTS
We enter into certain off-balance sheet arrangements related to our securitization activities involving guaranteed loans and mortgage-related securities, though most of our securitization activities are on-balance sheet. For a description of our off-balance sheet arrangements, see MD&A - Off-Balance Sheet Arrangements in our 2018 Annual Report. See Note 3 and Note 5 for more information on our off-balance sheet securitization and guarantee activities.
Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $262.9 billion and $254.9 billion at March 31, 2019 and December 31, 2018, respectively.

Freddie Mac Form 10-Q	43

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
Managing Our Mortgage-Related Investments Portfolio
The table below presents the UPB of our mortgage-related investments portfolio. In February 2019, FHFA directed us to maintain this portfolio at or below $225 billion at all times.
Table 35 - Mortgage-Related Investments Portfolio Details

	March 31, 2019				December 31, 2018
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Capital Markets segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$12,591	$—	$12,591	$—	$8,955	$—	$8,955
Reperforming loans	—	—	37,400	37,400	—	—	39,402	39,402
Total single-family unsecuritized loans	—	12,591	37,400	49,991	—	8,955	39,402	48,357
Freddie Mac mortgage-related securities	112,477	—	2,962	115,439	109,880	—	3,108	112,988
Non-agency mortgage-related securities	—	—	2,069	2,069	—	—	2,122	2,122
Other Non-Freddie Mac agency mortgage-related securities	3,830	—	—	3,830	3,968	—	—	3,968
Total Capital Markets segment - Mortgage investments portfolio	116,307	12,591	42,431	171,329	113,848	8,955	44,632	167,435
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	8,597	8,597	—	—	8,473	8,473
Multifamily segment:
Unsecuritized loans	—	20,455	11,419	31,874	—	23,203	11,584	34,787
Mortgage-related securities	6,357	—	783	7,140	6,570	—	815	7,385
Total Multifamily segment	6,357	20,455	12,202	39,014	6,570	23,203	12,399	42,172
Total mortgage-related investments portfolio	$122,664	$33,046	$63,230	$218,940	$120,418	$32,158	$65,504	$218,080
Percentage of total mortgage-related investments portfolio	56%	15%	29%	100%	55%	15%	30%	100%
While we continued to purchase new single-family seriously delinquent loans and certain multifamily unsecuritized loans, which are classified as held-for-investment, our active disposition of less liquid assets included the following:

■	Sales of $2.1 billion in UPB of single-family reperforming loans;

■	Securitizations of $0.2 billion in UPB of less liquid multifamily loans; and

■	Transfers of $0.5 billion in UPB of less liquid multifamily loans to the securitization pipeline.

Freddie Mac Form 10-Q	44

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
FHFA is an independent agency of the federal government responsible for oversight of the operations of Freddie Mac, Fannie Mae, and the FHLBs. On April 15, 2019, Mark Calabria was sworn in as the next Director of FHFA.
Under the GSE Act, FHFA has safety and soundness authority that is comparable to, and in some respects broader than, that of the federal banking agencies. FHFA is responsible for implementing the various provisions of the GSE Act that were added by the Reform Act.
Affordable Housing Goals

In March 2019, we filed our Annual Housing Activities Report with FHFA. For 2018, we have determined that we achieved all five of our single-family affordable housing goal benchmarks and all three of our multifamily affordable housing goals.
FHFA will make the final determination as to whether we achieved compliance with our housing goals for 2018.
Duty to Serve

The GSE Act and FHFA regulation establish a duty for us to facilitate a secondary mortgage market for mortgages on housing for very low-, low-, and moderate-income families in three underserved markets: manufactured housing, affordable housing preservation, and rural areas. We are providing leadership in developing products, purchasing loans, supporting outreach to communities, and making investments in support of our duty to serve. In March 2019, we submitted our first annual report containing information on activities and objectives undertaken during 2018. FHFA will use this report to evaluate our 2018 performance under our underserved markets plan for 2018-2020.
Affordable Housing Fund Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and pay this amount to certain housing funds. In April 2019, at the direction of FHFA, we paid the funds allocated for 2018 through the following payments: $105.1 million to the Housing Trust Fund administered by HUD and $56.5 million to the Capital Magnet Fund administered by Treasury.
During 1Q 2019, we completed $83 billion of new business purchases subject to this requirement and accrued $35 million of related expense. We are prohibited from passing through these costs to the originators of the loans that we purchase.
Legislative and Regulatory Developments
Presidential Memorandum on Federal Housing Finance Reform

On March 27, 2019, President Trump issued a memorandum on federal housing finance reform. The President directed the Secretary of the Treasury to develop a plan for administrative and legislative reforms as soon as practicable to achieve housing reform goals that include the following: ending the conservatorships of the GSEs; facilitating competition in the housing finance market; establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs.
The President further directed that Treasury's plan include reform proposals to: preserve access for qualified homebuyers to 30 year fixed-rate mortgages and other mortgage options that best serve the financial needs of potential homebuyers; maintain equal access to the federal housing finance system for all lenders; establish appropriate capital and liquidity requirements for the GSEs; increase competition and participation of the private sector in the mortgage market; mitigate the risks undertaken by the GSEs; recommend appropriate size and risk profiles for the GSEs' retained mortgage and investment portfolios; define the role of the GSEs in multifamily mortgage finance; evaluate the GSEs' exemption from certain requirements of the "qualified mortgage" determination; define the GSEs' role in promoting affordable housing; and set the conditions necessary for the

Freddie Mac Form 10-Q	45

Management's Discussion and Analysis	Regulation and Supervision

termination of the conservatorships, including that the federal government is fully compensated for the explicit and implicit guarantees provided to the GSEs or any successor entities, the GSEs' activities are restricted to their core statutory mission and the size of their investment and retained portfolios is appropriately limited, and the GSEs are subjected to heightened prudential requirements and safety and soundness standards, including increased capital requirements.
UMBS Update

On March 5, 2019, FHFA published in the Federal Register a final rule on the UMBS that requires Freddie Mac and Fannie Mae to align programs, policies, and practices that affect the cash flows of TBA-eligible mortgage-backed securities. This rule will be effective on May 6, 2019.
On March 7, 2019, SIFMA announced that its TBA Guidelines Advisory Council approved changes to the good delivery guidelines to enable TBA-trading of UMBS with trade dates on or after March 12, 2019 and settlement dates on or after June 3, 2019. UMBS issued by either Freddie Mac or Fannie Mae will be deliverable into TBA contracts for settlement starting June 3, 2019. In conjunction with these announcements, forward trading has begun for June 2019 settlement into UMBS.
Beginning on May 7, 2019, we plan to offer holders of certain existing 45-day payment delay fixed-rate Gold PCs and Giant PCs the option to exchange their eligible 45-day securities for 55-day payment delay Freddie Mac securities. Freddie Mac will no longer issue Gold PCs with a 45-day payment delay after May 31, 2019.

Freddie Mac Form 10-Q	46

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-family Guarantee, Multifamily, and Capital Markets segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, and our results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section of our 2018 Annual Report, and:

■
The actions the U.S. government (including FHFA, Treasury, and Congress) may take, or require us to take, including to support the housing markets or to implement FHFA's Conservatorship Scorecards and other objectives for us;

■	The effect of the restrictions on our business due to the conservatorship and the Purchase Agreement, including our dividend requirement on the senior preferred stock;

■	Changes in our Charter or in applicable legislative or regulatory requirements (including any legislation affecting the future status of our company);

■	Changes in the fiscal and monetary policies of the Federal Reserve, including the balance sheet normalization program to reduce the Federal Reserve's holdings of mortgage-related securities;

■	Changes in tax laws;

■	Changes in accounting policies, practices, or guidance (e.g., FASB's accounting standards update related to the measurement of credit losses of financial instruments);

■	Changes in economic and market conditions, including changes in employment rates, interest rates, spreads, and home prices;

■	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase and fixed-rate vs. ARM);

■	The success of our efforts to mitigate our losses on our legacy and relief refinance single-family loan portfolio;

■	The success of our strategy to transfer mortgage credit risk through STACR debt note, STACR Trust, ACIS, K Certificate, SB Certificate, and other CRT transactions;

■	Our ability to maintain adequate liquidity to fund our operations;

■	Our ability to maintain the security and resiliency of our operational systems and infrastructure, including against cyberattacks;

■	Our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

■	The adequacy of our risk management framework, including the adequacy of the CCF for measuring risk;

■	Our ability to manage mortgage credit risk, including the effect of changes in underwriting and servicing practices;

■
Our ability to limit or manage our economic exposure and GAAP earnings exposure to interest-rate volatility and spread volatility, including the availability of derivative financial instruments needed for interest-rate risk management purposes;

■	Our operational ability to issue new securities, make timely and correct payments on securities, and provide initial and ongoing disclosures;

■	Our reliance on CSS and the CSP for the operation of the majority of our single-family securitization activities;

■	Changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

■	Changes in investor demand for our debt or mortgage-related securities, as well as market acceptance of the UMBS;

■	Changes in the practices of loan originators, servicers, investors, and other participants in the secondary mortgage market;

■	The occurrence of a major natural or other disaster in areas in which our offices or significant portions of our total mortgage portfolio are located; and

■	Other factors and assumptions described in this Form 10-Q and our 2018 Annual Report, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-Q, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac Form 10-Q	47

Financial Statements

Financial Statements

Freddie Mac Form 10-Q	48

Financial Statements	Condensed Consolidated Statements of Comprehensive Income

FREDDIE MAC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	1Q 2019	1Q 2018
Interest income
Mortgage loans	$17,946	$15,951
Investments in securities	689	810
Other	351	214
Total interest income	18,986	16,975
Interest expense	(15,833)	(13,957)
Net interest income	3,153	3,018
Benefit (provision) for credit losses	135	(63)
Net interest income after benefit (provision) for credit losses	3,288	2,955
Non-interest income (loss)
Guarantee fee income	217	194
Mortgage loans gains (losses)	931	(215)
Investment securities gains (losses)	174	(232)
Debt gains (losses)	15	121
Derivative gains (losses)	(1,606)	1,830
Other income (loss)	34	131
Non-interest income (loss)	(235)	1,829
Non-interest expense
Salaries and employee benefits	(322)	(286)
Professional services	(105)	(102)
Other administrative expense	(151)	(132)
Total administrative expense	(578)	(520)
Real estate owned operations expense	(33)	(34)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(390)	(359)
Other expense	(287)	(197)
Non-interest expense	(1,288)	(1,110)
Income (loss) before income tax (expense) benefit	1,765	3,674
Income tax (expense) benefit	(358)	(748)
Net income (loss)	1,407	2,926
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	246	(800)
Changes in unrealized gains (losses) related to cash flow hedge relationships	18	30
Changes in defined benefit plans	(6)	(6)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	258	(776)
Comprehensive income (loss)	$1,665	$2,150
Net income (loss)	$1,407	$2,926
Undistributed net worth sweep and senior preferred stock dividends	(1,665)	—
Net income (loss) attributable to common stockholders	($258)	$2,926
Net income (loss) per common share — basic and diluted	($0.08)	$0.90
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	49

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except share-related amounts)	2019	2018
Assets
Cash and cash equivalents (Notes 1, 3, 14) (includes $735 and $596 of restricted cash and cash equivalents)	$6,239	$7,273
Securities purchased under agreements to resell (Notes 3, 10)	50,134	34,771
Investments in securities, at fair value (Note 7)	65,496	69,111
Mortgage loans held-for-sale (Notes 3, 4) (includes $20,576 and $23,106 at fair value)	39,818	41,622
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $5,546 and $6,139)	1,902,270	1,885,356
Accrued interest receivable (Note 3)	6,684	6,728
Derivative assets, net (Notes 9, 10)	1,146	335
Deferred tax assets, net (Note 12)	6,819	6,888
Other assets (Notes 3, 18) (includes $4,182 and $3,929 at fair value)	14,301	10,976
Total assets	$2,092,907	$2,063,060
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,558	$6,652
Debt, net (Notes 3, 8) (includes $5,067 and $5,112 at fair value)	2,073,614	2,044,950
Derivative liabilities, net (Notes 9, 10)	432	583
Other liabilities (Notes 3, 18)	7,638	6,398
Total liabilities	2,088,242	2,058,583
Commitments and contingencies (Notes 5, 9, 16)
Equity (Note 11)
Senior preferred stock (redemption value of $75,648 and $75,648)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,033 shares and 650,058,775 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(78,330)	(78,260)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $261 and $221, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	329	83
Cash flow hedge relationships	(297)	(315)
Defined benefit plans	91	97
Total AOCI, net of taxes	123	(135)
Treasury stock, at cost, 75,804,853 shares and 75,805,111 shares	(3,885)	(3,885)
Total equity (See Note 11 for information on our dividend requirement to Treasury)	4,665	4,477
Total liabilities and equity	$2,092,907	$2,063,060
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	March 31,	December 31,
(In millions)	2019	2018
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-investment	$1,858,079	$1,842,850
All other assets	22,508	20,237
Total assets of consolidated VIEs	$1,880,587	$1,863,087
Liabilities: (Note 3)
Debt, net	$1,803,707	$1,792,677
All other liabilities	5,386	5,335
Total liabilities of consolidated VIEs	$1,809,093	$1,798,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	50

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2017	1	464	650	$72,336	$14,109	$—	$—	($83,261)	$389	($3,885)	($312)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	2,926	—	—	2,926
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(776)	—	(776)
Comprehensive income (loss)	—	—	—	—	—	—	—	2,926	(776)	—	2,150
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(89)	89	—	—
Increase in liquidation preference	—	—	—	312	—	—	—	—	—	—	312
Ending balance at March 31, 2018	1	464	650	$72,648	$14,109	$—	$—	($80,424)	($298)	($3,885)	$2,150

Balance at December 31, 2018	1	464	650	$72,648	$14,109	$—	$—	($78,260)	($135)	($3,885)	$4,477
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	1,407	—	—	1,407
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	258	—	258
Comprehensive income (loss)	—	—	—	—	—	—	—	1,407	258	—	1,665
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(1,477)	—	—	(1,477)
Ending balance at March 31, 2019	1	464	650	$72,648	$14,109	$—	$—	($78,330)	$123	($3,885)	$4,665
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	51

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	1Q 2019	1Q 2018
Net cash provided by (used in) operating activities	$4,274	$4,643
Cash flows from investing activities
Purchases of trading securities	(22,738)	(29,949)
Proceeds from sales of trading securities	23,099	32,487
Proceeds from maturities and repayments of trading securities	1,754	1,471
Purchases of available-for-sale securities	(2,298)	(4,266)
Proceeds from sales of available-for-sale securities	3,032	6,351
Proceeds from maturities and repayments of available-for-sale securities	932	1,541
Purchases of held-for-investment mortgage loans	(34,756)	(30,737)
Proceeds from sales of mortgage loans held-for-investment	2,308	2,282
Repayments of mortgage loans held-for-investment	52,425	60,542
Advances under secured lending arrangements	(7,997)	(4,944)
Repayments of secured lending arrangements	290	—
Net proceeds from dispositions of real estate owned and other recoveries	268	352
Net (increase) decrease in securities purchased under agreements to resell	(15,363)	14,075
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	(3,142)	2,958
Changes in other assets	(187)	(143)
Net cash provided by (used in) investing activities	(2,373)	52,020
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	36,092	42,558
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(54,327)	(65,614)
Proceeds from issuance of other debt	167,026	131,574
Repayments of other debt	(150,248)	(166,686)
Increase in liquidation preference of senior preferred stock	—	312
Payment of cash dividends on senior preferred stock	(1,477)	—
Changes in other liabilities	(1)	(1)
Net cash provided by (used in) financing activities	(2,935)	(57,857)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(1,034)	(1,194)
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	7,273	9,811
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$6,239	$8,617

Supplemental cash flow information
Cash paid for:
Debt interest	$17,366	$16,306
Income taxes	—	—
Non-cash investing and financing activities (Notes 4 and 7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Notes to Condensed Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, or 2018 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary of our 2018 Annual Report. Throughout this Form 10-Q, we refer to the three months ended March 31, 2019, the three months ended December 31, 2018, the three months ended September 30, 2018, the three months ended June 30, 2018, and the three months ended March 31, 2018 as "1Q 2019," "4Q 2018," "3Q 2018," "2Q 2018," and "1Q 2018," respectively.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2018 Annual Report.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated.
We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the authority provided by FHFA to our Board of Directors to oversee management's conduct of our business operations. Certain amounts in prior periods' condensed consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, our unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our results.
We evaluate the materiality of identified errors in the financial statements using both an income statement, or "rollover," and a balance sheet, or "iron curtain," approach, based on relevant quantitative and qualitative factors. Net income includes certain adjustments to correct immaterial errors related to previously reported periods.

Freddie Mac Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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
Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Condensed Consolidated Financial Statements
ASU 2016-02, Leases (Topic 842)	The amendment in this Update addresses the accounting for lease arrangements.	January 1, 2019	The adoption of the amendment did not have a material effect on our condensed consolidated financial statements or on our disclosures.
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	The amendments in this Update permit the OIS rate based on SOFR, as an eligible U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815.	January 1, 2019	The adoption of the amendment did not have a material effect on our condensed consolidated financial statements or on our disclosures.
ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors
The amendments in this Update address certain ASU 2016-02 implementation issues including the recognition of taxes collected from lessees, lessor costs paid directly by a lessee, and recognition of variable payments for contracts with lease and non-lease components.
		January 1, 2019	The adoption of the amendments did not have a material effect on our condensed consolidated financial statements or on our disclosures.

Freddie Mac Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Condensed Consolidated Financial Statements
Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
January 1, 2020
We have developed our models to estimate lifetime expected credit losses on our financial instruments measured at amortized cost primarily using a discounted cash flow methodology. These models are currently undergoing testing and validation, which includes executing our process for estimating the allowance for credit losses under the new standard in parallel with our existing process for estimating the allowance for credit losses under current GAAP and developing an appropriate governance process for our estimate of expected credit losses under the new standard. The amendments will be applied through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption.
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

January 1, 2020
On October 1, 2018, we early adopted the amendments to remove or modify certain disclosures, which did not have a material effect on our consolidated financial statements. We are delaying adoption of the amendments to add certain disclosures until their effective date. We do not expect that the adoption of the additional disclosures will have a material effect on our consolidated financial statements.

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
ASU 2019-01, Leases (Topic 842): Narrow-Scope Improvements for Lessors
The amendments in this Update provide guidance for the: (1) lessor's fair value determination of the lease's underlying asset; (2) lessor's statement of cash flows presentation of cash received from sales-type and direct financing leases; and (3) removal of interim transition disclosure requirements related to changes in accounting principles.
		January 1, 2020	We do not expect that the adoption of these amendments will have a material effect on our consolidated financial statements.

Freddie Mac Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

In February 2019, FHFA directed us to maintain the UPB of our mortgage-related investments portfolio at or below $225 billion at all times, and the UPB of this portfolio was $218.9 billion at March 31, 2019. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations imposed by the Purchase Agreement and FHFA.
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
At December 31, 2018, our assets exceeded our liabilities under GAAP; therefore, FHFA, as Conservator, did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during 1Q 2019. The amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
See Note 8 and Note 11 for more information on the conservatorship and the Purchase Agreement.
Related Parties As a Result of Conservatorship

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. CSS was formed in 2013 as a limited liability company equally-owned by Freddie Mac and Fannie Mae. Therefore, CSS is also deemed a related party. During 1Q 2019, we contributed $36 million of capital to CSS, and we have contributed $500 million since the fourth quarter of 2014.

Freddie Mac Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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
Table 3.1 - Consolidated VIEs

(In millions)	As of March 31, 2019	As of December 31, 2018
Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents (includes $695 and $566 of restricted cash and cash equivalents)	$696	$567
Securities purchased under agreements to resell	13,500	12,125
Mortgage loans held-for-investment	1,858,079	1,842,850
Accrued interest receivable	5,991	5,914
Other assets	2,321	1,631
Total assets of consolidated VIEs	$1,880,587	$1,863,087
Liabilities:
Accrued interest payable	$5,386	$5,335
Debt, net	1,803,707	1,792,677
Total liabilities of consolidated VIEs	$1,809,093	$1,798,012

Freddie Mac Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Non-Consolidated VIEs

Our involvement with VIEs for which we are not the primary beneficiary takes one or both of two forms - purchasing an investment in these entities or providing a guarantee to these entities. The following table presents the carrying amounts and classification of the assets and liabilities recorded on our condensed consolidated balance sheets related to non-consolidated VIEs with which we were involved in the design and creation and have a significant continuing involvement, as well as our maximum exposure to loss. We do not believe the maximum exposure to loss disclosed in the table below is representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancement arrangements. See Note 6 for additional information on credit enhancement arrangements.
Table 3.2 - Non-Consolidated VIEs

(In millions)	As of March 31, 2019	As of December 31, 2018
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investments in securities, at fair value	$42,219	$44,020
Accrued interest receivable	213	235
Derivative assets, net	9	1
Other assets	3,272	3,119
Liabilities:
Derivative liabilities, net	82	88
Other liabilities	3,111	3,049
Maximum Exposure to Loss(2)(3)	$248,263	$241,055
Total Assets of Non-Consolidated VIEs(3)	$294,746	$284,724

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

Freddie Mac Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4
Mortgage Loans and Allowance for Credit Losses
The table below provides details of the loans on our condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.
Table 4.1 - Mortgage Loans

	March 31, 2019			December 31, 2018
(In millions)	Held by Freddie Mac	Held by Consolidated Trusts	Total	Held by Freddie Mac	Held by Consolidated Trusts	Total
Held-for-sale:
Single-family	$21,696	$—	$21,696	$20,946	$—	$20,946
Multifamily	21,220	—	21,220	23,959	—	23,959
Total UPB	42,916	—	42,916	44,905	—	44,905
Cost basis and fair value adjustments, net	(3,098)	—	(3,098)	(3,283)	—	(3,283)
Total held-for-sale loans, net	39,818	—	39,818	41,622	—	41,622
Held-for-investment:
Single-family	36,892	1,827,546	1,864,438	35,885	1,814,008	1,849,893
Multifamily	10,654	3,968	14,622	10,828	4,220	15,048
Total UPB	47,546	1,831,514	1,879,060	46,713	1,818,228	1,864,941
Cost basis adjustments	(882)	29,638	28,756	(1,198)	27,752	26,554
Allowance for loan losses	(2,473)	(3,073)	(5,546)	(3,009)	(3,130)	(6,139)
Total held-for-investment loans, net	44,191	1,858,079	1,902,270	42,506	1,842,850	1,885,356
Total mortgage loans, net	$84,009	$1,858,079	$1,942,088	$84,128	$1,842,850	$1,926,978
The table below provides details of the UPB of loans we purchased, reclassified from held-for-investment to held-for-sale, and sold.
Table 4.2 - Loans Purchased, Reclassified from Held-for-Investment to Held-for-Sale, and Sold

(In billions)	1Q 2019	1Q 2018
Single-family:
Purchases
Held-for-investment loans	$69.7	$65.5
Reclassified from held-for-investment to held-for-sale(1)	4.1	1.7
Sale of held-for-sale loans(2)	2.1	1.8
Multifamily:
Purchases
Held-for-investment loans	1.0	1.0
Held-for-sale loans	11.6	11.8
Reclassified from held-for-investment to held-for-sale(1)	0.5	0.3
Sale of held-for-sale loans(3)	14.7	16.2

(1)
We reclassify loans from held-for-investment to held-for-sale when we no longer have the intent or ability to hold for the foreseeable future. For additional information regarding the fair value of our loans classified as held-for-sale, see Note 15.

(2)
Our sales of single-family loans reflect the sale of seasoned single-family mortgage loans. The sale of seasoned single-family mortgage loans is part of our strategy to mitigate and reduce our holdings of less liquid assets.

(3)	Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates and SB Certificates. See Note 3 for more information on our K Certificates and SB Certificates.

Freddie Mac Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Table 4.3 - Recorded Investment of Single-Family Held-for-Investment Loans by Current LTV Ratios

	March 31, 2019				December 31, 2018
	Current LTV Ratio			Total	Current LTV Ratio			Total
(In millions)	≤ 80	> 80 to 100	> 100(1)		≤ 80	> 80 to 100	> 100(1)
20- and 30-year or more, amortizing fixed-rate	$1,354,643	$221,796	$5,721	$1,582,160	$1,336,310	$214,703	$6,654	$1,557,667
15-year amortizing fixed-rate	245,503	4,366	130	249,999	251,152	4,522	157	255,831
Adjustable-rate	41,593	1,930	8	43,531	42,117	1,883	7	44,007
Alt-A, interest-only, and option ARM	15,490	1,610	422	17,522	16,498	1,903	559	18,960
Total single-family loans	$1,657,229	$229,702	$6,281	$1,893,212	$1,646,077	$223,011	$7,377	$1,876,465

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 6.89% and 7.24% as of March 31, 2019 and December 31, 2018, respectively.

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
Table 4.4 - Recorded Investment of Multifamily Held-for-Investment Loans by Credit Quality Indicator

(In millions)	March 31, 2019	December 31, 2018
Credit risk profile by internally assigned grade:(1)
Pass	$14,275	$14,648
Special mention	117	201
Substandard	212	181
Doubtful	—	—
Total	$14,604	$15,030

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

Freddie Mac Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Mortgage Loan Performance

The tables below present the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.
Table 4.5 - Recorded Investment of Held-for-Investment Loans by Payment Status

	March 31, 2019
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,558,264	$14,059	$3,359	$6,478	$1,582,160	$6,476
15-year amortizing fixed-rate	248,583	991	166	259	249,999	259
Adjustable-rate	43,092	272	58	109	43,531	109
Alt-A, interest-only, and option ARM	15,715	782	280	745	17,522	745
Total single-family	1,865,654	16,104	3,863	7,591	1,893,212	7,589
Total multifamily	14,604	—	—	—	14,604	14
Total single-family and multifamily	$1,880,258	$16,104	$3,863	$7,591	$1,907,816	$7,603

	December 31, 2018
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,532,499	$14,683	$3,602	$6,883	$1,557,667	$6,881
15-year amortizing fixed-rate	254,376	1,021	171	263	255,831	263
Adjustable-rate	43,549	287	58	113	44,007	113
Alt-A, interest-only, and option ARM	16,975	793	327	865	18,960	864
Total single-family	1,847,399	16,784	4,158	8,124	1,876,465	8,121
Total multifamily	15,030	—	—	—	15,030	17
Total single-family and multifamily	$1,862,429	$16,784	$4,158	$8,124	$1,891,495	$8,138

(1)	Includes $2.6 billion and $2.9 billion of single-family loans that were in the process of foreclosure as of March 31, 2019 and December 31, 2018, respectively.

Freddie Mac Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.
Table 4.6 - Delinquency Rates

(Dollars in millions)	March 31, 2019	December 31, 2018
Single-family:
Non-credit-enhanced portfolio
Serious delinquency rate	0.82%	0.83%
Total number of seriously delinquent loans	49,009	51,197
Credit-enhanced portfolio:(1)
Primary mortgage insurance:
Serious delinquency rate	0.82%	0.86%
Total number of seriously delinquent loans	14,841	15,287
Other credit protection:(2)
Serious delinquency rate	0.31%	0.31%
Total number of seriously delinquent loans	13,817	12,920
Total single-family:
Serious delinquency rate	0.67%	0.69%
Total number of seriously delinquent loans	73,574	75,649
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	—%	—%
UPB of delinquent loans	$2	$2
Credit-enhanced portfolio:
Delinquency rate	0.03%	0.01%
UPB of delinquent loans	$70	$28
Total multifamily:
Delinquency rate	0.03%	0.01%
UPB of delinquent loans	$72	$30

(1)	The credit-enhanced categories are not mutually exclusive, as a single loan may be covered by both primary mortgage insurance and other credit protection.

(2)
Consists of single-family loans covered by financial arrangements (other than primary mortgage insurance) that are designed to reduce our credit risk exposure. See Note 6 for additional information on our credit enhancements.

(3)	Multifamily delinquency performance is based on the UPB of loans that are two monthly payments or more past due or those in the process of foreclosure.
Allowance for Credit Losses

The allowance for credit losses represents estimates of probable incurred credit losses which we recognize by recording a charge to the provision for credit losses on our condensed consolidated statements of comprehensive income. The allowance for credit losses includes:

■	Our allowance for loan losses, which pertains to all single-family and multifamily loans classified as held-for-investment on our condensed consolidated balance sheets and

■
Our reserve for guarantee losses, which pertains to single-family and multifamily loans underlying our senior subordinate securitization structures (non-consolidated), other securitization products, and other mortgage-related guarantees.

Freddie Mac Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Table 4.7 - Details of Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.

	1Q 2019				1Q 2018
	Allowance for Loan Losses		Reserve for Guarantee Losses	Total	Allowance for Loan Losses		Reserve for Guarantee Losses	Total
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts			Held by Freddie Mac	Held By Consolidated Trusts
Single-family:
Beginning balance	$3,003	$3,127	$46	$6,176	$5,251	$3,680	$48	$8,979
Provision (benefit) for credit losses	(201)	64	1	(136)	98	(21)	2	79
Charge-offs	(585)	(19)	(1)	(605)	(355)	(15)	(2)	(372)
Recoveries	103	3	—	106	95	1	—	96
Transfers, net(1)	107	(107)	—	—	126	(126)	—	—
Other(2)	38	3	—	41	90	5	—	95
Single-family ending balance	2,465	3,071	46	5,582	5,305	3,524	48	8,877
Multifamily ending balance	8	2	5	15	17	2	7	26
Total ending balance	$2,473	$3,073	$51	$5,597	$5,322	$3,526	$55	$8,903

(1)	Relates to removal of delinquent loans from consolidated trusts and resecuritization after such removal.

(2)	Primarily includes capitalization of past due interest on modified loans.
A significant number of unsecuritized single-family loans on our condensed consolidated balance sheets are individually evaluated for impairment while substantially all single-family loans held by our consolidated trusts are collectively evaluated for impairment. The allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 5.3% and 6.6% of the recorded investment in such loans at March 31, 2019 and December 31, 2018, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both March 31, 2019 and December 31, 2018.
The table below presents our allowance for loan losses and our recorded investment in loans, held-for-investment, by impairment evaluation methodology.
Table 4.8 - Net Investment in Loans

	March 31, 2019			December 31, 2018
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,849,607	$14,521	$1,864,128	$1,830,044	$14,945	$1,844,989
Individually evaluated	43,605	83	43,688	46,421	85	46,506
Total recorded investment	1,893,212	14,604	1,907,816	1,876,465	15,030	1,891,495
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,716)	(10)	(1,726)	(1,761)	(9)	(1,770)
Individually evaluated	(3,820)	—	(3,820)	(4,369)	—	(4,369)
Total ending balance of the allowance	(5,536)	(10)	(5,546)	(6,130)	(9)	(6,139)
Net investment in loans	$1,887,676	$14,594	$1,902,270	$1,870,335	$15,021	$1,885,356

Freddie Mac Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Allowance for Loan Losses Determined on an Individual Basis

Impaired Loans
The tables below present the UPB, recorded investment, related allowance for loan losses, average recorded investment, and interest income recognized for individually impaired loans.
Table 4.9 - Individually Impaired Loans

	March 31, 2019			December 31, 2018
(In millions)	UPB	Recorded Investment	Associated Allowance	UPB	Recorded Investment	Associated Allowance
Single-family:
With no allowance recorded:(1)
20- and 30-year or more, amortizing fixed-rate	$3,336	$2,645	N/A	$3,335	$2,666	N/A
15-year amortizing fixed-rate	21	21	N/A	23	22	N/A
Adjustable-rate	222	220	N/A	227	226	N/A
Alt-A, interest-only, and option ARM	1,128	954	N/A	1,286	1,083	N/A
Total with no allowance recorded	4,707	3,840	N/A	4,871	3,997	N/A
With an allowance recorded:(2)
20- and 30-year or more, amortizing fixed-rate	35,264	34,720	($3,201)	37,579	36,959	($3,660)
15-year amortizing fixed-rate	700	711	(18)	703	713	(19)
Adjustable-rate	154	153	(8)	164	162	(8)
Alt-A, interest-only, and option ARM	4,419	4,181	(593)	4,867	4,590	(682)
Total with an allowance recorded	40,537	39,765	(3,820)	43,313	42,424	(4,369)
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	38,600	37,365	(3,201)	40,914	39,625	(3,660)
15-year amortizing fixed-rate	721	732	(18)	726	735	(19)
Adjustable-rate	376	373	(8)	391	388	(8)
Alt-A, interest-only, and option ARM	5,547	5,135	(593)	6,153	5,673	(682)
Total single-family	45,244	43,605	(3,820)	48,184	46,421	(4,369)
Multifamily:
With no allowance recorded(1)	70	66	N/A	89	82	N/A
With an allowance recorded	19	17	—	3	3	—
Total multifamily	89	83	—	92	85	—
Total single-family and multifamily	$45,333	$43,688	($3,820)	$48,276	$46,506	($4,369)
Referenced footnotes are included after the next table.

Freddie Mac Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	1Q 2019			1Q 2018
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family:
With no allowance recorded:(1)
20- and 30-year or more, amortizing fixed-rate	$2,686	$73	$4	$3,311	$94	$7
15-year amortizing fixed-rate	21	—	—	20	1	—
Adjustable rate	224	3	—	263	3	—
Alt-A, interest-only, and option ARM	981	18	1	1,356	23	1
Total with no allowance recorded	3,912	94	5	4,950	121	8
With an allowance recorded:(2)
20- and 30-year or more, amortizing fixed-rate	35,338	484	57	47,868	592	83
15-year amortizing fixed-rate	686	6	1	869	8	3
Adjustable rate	147	1	1	226	2	1
Alt-A, interest-only, and option ARM	4,325	62	7	6,834	80	9
Total with an allowance recorded	40,496	553	66	55,797	682	96
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	38,024	557	61	51,179	686	90
15-year amortizing fixed-rate	707	6	1	889	9	3
Adjustable rate	371	4	1	489	5	1
Alt-A, interest-only, and option ARM	5,306	80	8	8,190	103	10
Total single-family	44,408	647	71	60,747	803	104
Multifamily:
With no allowance recorded(1)	66	1	—	84	2	1
With an allowance recorded	16	—	—	36	—	—
Total multifamily	82	1	—	120	2	1
Total single-family and multifamily	$44,490	$648	$71	$60,867	$805	$105

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

Freddie Mac Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Table 4.10 - TDR Activity

	1Q 2019		1Q 2018
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:(1)
20- and 30-year or more, amortizing fixed-rate	7,459	$1,200	19,699	$3,305
15-year amortizing fixed-rate	946	92	2,816	292
Adjustable-rate	157	25	319	57
Alt-A, interest-only, and option ARM	329	53	1,239	203
Total single-family	8,891	1,370	24,073	3,857
Multifamily	—	$—	—	$—

(1)	The pre-TDR recorded investment for single-family loans initially classified as TDR during 1Q 2019 and 1Q 2018 was $1.4 billion and $3.9 billion, respectively.
Of the single-family loans that were newly classified as TDRs during 1Q 2019 and 1Q 2018, respectively:
■ 8% and 19% involved interest rate reductions and, in certain cases, term extensions;
■ 23% and 29% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions;
■ The average term extension was 164 and 166 months; and
■ The average interest rate reduction was 0.1% and 0.4%.
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification.
Table 4.11 - Payment Defaults of Completed TDR Modifications

	1Q 2019		1Q 2018
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:
20- and 30-year or more, amortizing fixed-rate	3,856	$409	2,956	$443
15-year amortizing fixed-rate	125	7	170	15
Adjustable-rate	34	3	44	7
Alt-A, interest-only, and option ARM	310	44	275	54
Total single-family	4,325	463	3,445	519
Multifamily	—	$—	—	$—
In addition, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or loans in modification trial periods). During 1Q 2019 and 1Q 2018, 1,464 and 1,710, respectively, of such loans (with a post-TDR recorded investment of $0.2 billion for both periods) experienced a payment default within a year after the loss mitigation activity occurred.
Non-Cash Investing and Financing Activities

During 1Q 2019 and 1Q 2018, we acquired $37.0 billion and $36.1 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $6.5 billion and $4.8 billion of loans from sellers during 1Q 2019 and 1Q 2018, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets. These loans were primarily included in the guarantor swap transactions.

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
Table 5.1 - Financial Guarantees

	March 31, 2019			December 31, 2018
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-family:
Securitization activity guarantees	$19,347	$242	40	$17,783	$220	40
Other mortgage-related guarantees	6,391	170	30	6,139	167	30
Total single-family	$25,738	$412		$23,922	$387
Multifamily:
Securitization activity guarantees	$226,875	$2,808	39	$221,245	$2,746	40
Other mortgage-related guarantees	10,261	447	35	9,779	428	35
Total multifamily	$237,136	$3,255		$231,024	$3,174
Other guarantees measured at fair value	$22,568	$295	30	$16,251	$242	30

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

(2)
For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our condensed consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $51 million and $52 million as of March 31, 2019 and December 31, 2018, respectively, and is included within other liabilities on our condensed consolidated balance sheets. For other guarantees measured at fair value, this amount represents the fair value of the contract.

Freddie Mac Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

NOTE 6
Credit Enhancements
In connection with many of our mortgage loans, securitization activity guarantees, other mortgage-related guarantees, and other credit risk transfer transactions, we obtain various forms of credit enhancements that reduce our exposure to credit losses. These credit enhancements may be associated with mortgage loans or guarantees recognized on our condensed consolidated balance sheets or embedded in debt instruments recognized on our condensed consolidated balance sheets.
Mortgage Loan Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our mortgage loan credit enhancements. For information about counterparty credit risk associated with mortgage insurers, see Note 14.
Table 6.1 - Mortgage Loan Credit Enhancements

	March 31, 2019		December 31, 2018
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Single-family:
Primary mortgage insurance	$385,483	$98,846	$378,594	$96,996
ACIS transactions(2)	853,942	9,803	807,885	9,123
STACR Trust transactions	222,837	6,966	161,152	5,026
Other	17,216	5,459	18,136	5,389
Total mortgage loan credit enhancements		$121,074		$116,534

(1)	Underlying loans may be covered by more than one form of credit enhancement.

(2)	As of March 31, 2019 and December 31, 2018, our counterparties posted collateral on our ACIS transactions of $1.8 billion and $1.5 billion, respectively.
Guarantee Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our single-family and multifamily guarantee credit enhancements.
Table 6.2 - Guarantee Credit Enhancements

	March 31, 2019		December 31, 2018
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
Subordination (non-consolidated VIEs)	$17,724	$3,120	$16,271	$2,933
Other	1,201	1,201	1,226	1,226
Total single-family		4,321		4,159
Multifamily:
Subordination (non-consolidated VIEs)	226,446	36,396	220,733	35,661
Other	2,267	793	2,349	815
Total multifamily		37,189		36,476
Total guarantee credit enhancements		$41,510		$40,635

(1)
Underlying loans may be covered by more than one form of credit enhancement. For subordination, total current and protected UPB includes the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities, and the UPB of guarantor advances made to the holders of the guaranteed securities.

(2)
For subordination, maximum coverage represents the outstanding UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties. For all other credit enhancements, maximum coverage represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements.

Freddie Mac Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

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
Table 6.3 - Debt with Embedded Credit Enhancements

	March 31, 2019		December 31, 2018
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
STACR debt notes	$600,857	$17,464	$605,263	$17,596
Subordination (consolidated VIEs)	24,525	1,018	25,006	1,036
Total single-family		18,482		18,632
Multifamily:
SCR notes	2,655	133	2,667	133
Subordination (consolidated VIEs)	2,700	280	2,700	280
Total multifamily		413		413
Total debt with embedded credit enhancements		$18,895		$19,045

(1)
Underlying loans may be covered by more than one form of credit enhancement. For STACR debt notes and SCR notes, total current and protected UPB represents the UPB of the assets included in the reference pool. For subordination, total current and protected UPB represents the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities.

(2)
For STACR debt notes and SCR notes, maximum coverage amount represents the outstanding balance of the STACR debt notes and SCR notes held by third parties. For subordination, maximum coverage amount represents the outstanding UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.

Freddie Mac Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Investments in Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 7.1 - Investments in Securities

(In millions)	March 31, 2019	December 31, 2018
Trading securities	$33,552	$35,548
Available-for-sale securities	31,944	33,563
Total fair value of investments in securities	$65,496	$69,111
As of March 31, 2019 and December 31, 2018, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
Trading Securities

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 7.2 - Trading Securities

(In millions)	March 31, 2019	December 31, 2018
Mortgage-related securities:
Freddie Mac	$13,310	$13,821
Other agency	2,788	2,551
Non-agency	1	1
Total mortgage-related securities	16,099	16,373
Non-mortgage-related securities	17,453	19,175
Total fair value of trading securities	$33,552	$35,548
For trading securities held at March 31, 2019 and 2018, we recorded net unrealized gains (losses) of $97 million and ($212) million during 1Q 2019 and 1Q 2018, respectively.
Available-for-Sale Securities

At March 31, 2019 and December 31, 2018, all available-for-sale securities were mortgage-related securities.
The tables below present the amortized cost, gross unrealized gains and losses, and fair value by major security type for our securities classified as available-for-sale.
Table 7.3 - Available-for-Sale Securities

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Freddie Mac	$28,841	$378	$—	($309)	$28,910
Other agency	1,367	23	—	(8)	1,382
Non-agency and other	1,320	333	—	(1)	1,652
Total available-for-sale securities	$31,528	$734	$—	($318)	$31,944

Freddie Mac Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Freddie Mac	$30,407	$320	$—	($528)	$30,199
Other agency	1,675	38	—	(7)	1,706
Non-agency and other	1,378	282	—	(2)	1,658
Total available-for-sale securities	$33,460	$640	$—	($537)	$33,563

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.
The fair value of our available-for-sale securities held at March 31, 2019 scheduled to contractually mature after ten years was $26.9 billion, with an additional $4.5 billion scheduled to contractually mature after five years through ten years.
Available-for-Sale Securities in a Gross Unrealized Loss Position

The tables below present available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 7.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	March 31, 2019
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$2,627	($7)	$12,646	($302)
Other agency	323	(1)	579	(7)
Non-agency and other	13	—	3	(1)
Total available-for-sale securities in a gross unrealized loss position	$2,963	($8)	$13,228	($310)

	December 31, 2018
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$4,259	($38)	$14,751	($490)
Other agency	351	(1)	638	(6)
Non-agency and other	43	(1)	6	(1)
Total available-for-sale securities in a gross unrealized loss position	$4,653	($40)	$15,395	($497)
At March 31, 2019, the gross unrealized losses relate to 275 separate securities.

Freddie Mac Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Realized Gains and Losses on Sales of Available-for-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 7.5 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	1Q 2019	1Q 2018
Gross realized gains	$63	$446
Gross realized losses	(29)	(51)
Net realized gains (losses)	$34	$395
Non-Cash Investing and Financing Activities

During 1Q 2019, we purchased $1.4 billion and sold $1.6 billion of non-mortgage-related securities that were traded, but not settled. We settled our purchase and sale obligations during the second quarter of 2019.

Freddie Mac Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8
Debt Securities and Subordinated Borrowings
The table below summarizes the balances of total debt, net per our condensed consolidated balance sheets and the interest expense per our condensed consolidated statements of comprehensive income.
Table 8.1 - Total Debt, Net

	Balance, Net		Interest Expense
(In millions)	March 31, 2019	December 31, 2018	1Q 2019	1Q 2018
Debt securities of consolidated trusts held by third parties	$1,803,707	$1,792,677	$13,981	$12,514
Other debt:
Short-term debt	77,130	51,080	436	229
Long-term debt	192,777	201,193	1,416	1,214
Total other debt	269,907	252,273	1,852	1,443
Total debt, net	$2,073,614	$2,044,950	$15,833	$13,957
As of March 31, 2019, our aggregate indebtedness was $272.8 billion, which was below the $300.0 billion debt cap limit imposed by the Purchase Agreement for 2019. Our aggregate indebtedness calculation primarily includes the par value of other short- and long-term debt.
Debt Securities of Consolidated Trusts Held by Third Parties

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.
Table 8.2 - Debt Securities of Consolidated Trusts Held by Third Parties

	March 31, 2019				December 31, 2018
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2019 - 2057	$1,408,759	$1,445,766	3.73%	2019 - 2057	$1,389,113	$1,426,060	3.72%
20-year fixed-rate	2019 - 2039	69,854	71,618	3.43	2019 - 2039	70,547	72,354	3.43
15-year fixed-rate	2019 - 2034	234,062	238,129	2.89	2019 - 2034	240,310	244,587	2.89
Adjustable-rate	2019 - 2049	37,201	37,951	3.20	2019 - 2049	38,361	39,153	3.12
Interest-only	2026 - 2041	4,940	5,001	4.64	2026 - 2048	5,322	5,386	4.41
FHA/VA	2020 - 2046	696	713	4.76	2019 - 2046	720	736	4.78
Total single-family		1,755,512	1,799,178			1,744,373	1,788,276
Multifamily	2019-2047	4,515	4,529	3.70	2019 - 2047	4,365	4,401	4.02
Total debt securities of consolidated trusts held by third parties		$1,760,027	$1,803,707			$1,748,738	$1,792,677

(1)
Includes $737 million and $755 million at March 31, 2019 and December 31, 2018, respectively, of debt of consolidated trusts that represents the fair value of debt securities with the fair value option elected.

(2)	The effective interest rate for debt securities of consolidated trusts held by third parties was 3.10% and 3.07% as of March 31, 2019 and December 31, 2018, respectively.

Freddie Mac Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Other Debt

The table below summarizes the balances and effective interest rates for other debt.
Table 8.3 - Total Other Debt

	March 31, 2019			December 31, 2018
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Other short-term debt:
Discount notes and Reference Bills	$45,854	$45,660	2.46%	$28,787	$28,621	2.36%
Medium-term notes	16,509	16,508	2.29	16,440	16,440	2.10
Securities sold under agreements to repurchase	14,962	14,962	2.50	6,019	6,019	2.40
Total other short-term debt	77,325	77,130	2.43	51,246	51,080	2.28
Other long-term debt:
Original maturities on or before December 31,
2019	49,106	49,078	1.43	58,002	57,968	1.54
2020	40,721	40,705	1.82	42,296	42,275	1.78
2021	29,817	29,820	2.06	30,898	30,901	2.06
2022	23,253	23,228	2.50	20,802	20,775	2.46
2023	10,812	10,792	3.00	15,929	15,906	3.09
Thereafter	23,461	21,004	4.71	18,068	15,579	5.91
STACR and SCR debt(3)	17,597	17,876	6.19	17,729	18,004	6.04
Hedging-related basis adjustments	N/A	274		N/A	(215)
Total other long-term debt	194,767	192,777	2.63	203,724	201,193	2.58
Total other debt(4)	$272,092	$269,907		$254,970	$252,273

(1)
Represents par value, net of associated discounts or premiums and issuance cost. Includes $4.3 billion and $4.4 billion at March 31, 2019 and December 31, 2018, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)	Based on carrying amount.

(3)
Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.

(4)	Carrying amount for other debt includes callable debt of $101.4 billion and $107.2 billion at March 31, 2019 and December 31, 2018, respectively.

Freddie Mac Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

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
Types of Derivatives

We principally use the following types of derivatives:

■	LIBOR- and SOFR-based interest-rate swaps;

■	LIBOR- and Treasury-based purchased options (including swaptions); and

■	LIBOR-, Treasury-, and SOFR-based exchange-traded futures.
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
If a hedge relationship qualifies for fair value hedge accounting, all changes in fair value of the derivative hedging instrument, including interest accruals, are recognized in the same condensed consolidated statements of comprehensive income line item used to present the earnings effect of the hedged item. Therefore, changes in the fair value of the hedged item, mortgage loans and debt, attributable to the risk being hedged are recognized in interest income - mortgage loans and interest expense, respectively, along with the changes in the fair value of the respective derivative hedging instruments.
Cash Flow Hedges
There are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. Amounts reclassified from AOCI are recorded in interest expense. During 1Q 2019 and 1Q 2018, we reclassified from AOCI into earnings, pre-tax losses of $23 million and $38 million, respectively, related to closed cash flow hedges. See Note 11 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.

Freddie Mac Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 9.1 - Derivative Assets and Liabilities at Fair Value

	March 31, 2019			December 31, 2018
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$162,499	$1,637	($103)	$145,386	$1,380	($181)
Pay-fixed	192,212	126	(3,095)	170,899	476	(2,287)
Basis (floating to floating)	5,924	—	—	5,404	1	—
Total interest-rate swaps	360,635	1,763	(3,198)	321,689	1,857	(2,468)
Option-based:
Call swaptions
Purchased	54,250	2,458	—	43,625	2,007	—
Written	6,900	—	(186)	4,400	—	(133)
Put swaptions
Purchased(1)	76,545	1,036	—	88,075	1,565	—
Written	3,750	—	(9)	1,750	—	(4)
Other option-based derivatives(2)	10,444	653	—	10,481	628	—
Total option-based	151,889	4,147	(195)	148,331	4,200	(137)
Futures	126,627	—	—	161,185	—	—
Commitments	76,516	188	(245)	36,044	90	(179)
Credit derivatives	1,966	—	(34)	2,030	—	(35)
Other	15,412	10	(98)	12,212	1	(103)
Total derivatives not designated as hedges	733,045	6,108	(3,770)	681,491	6,148	(2,922)
Designated as fair value hedges
Interest-rate swaps:
Receive-fixed	111,898	45	(520)	117,038	23	(935)
Pay-fixed	74,060	121	(450)	77,513	247	(571)
Total derivatives designated as fair value hedges	185,958	166	(970)	194,551	270	(1,506)
Derivative interest and other receivable (payable)		1,117	(979)		889	(1,096)
Netting adjustments(3)		(6,245)	5,287		(6,972)	4,941
Total derivative portfolio, net	$919,003	$1,146	($432)	$876,042	$335	($583)

(1)
Includes swaptions on credit indices with a notional or contractual amount of $30.2 billion and $45.9 billion at March 31, 2019 and December 31, 2018, respectively, and a fair value of $9.0 million and $113.0 million at March 31, 2019 and December 31, 2018, respectively.

(2)	Primarily consists of purchased interest-rate caps and floors.

(3)	Represents counterparty netting and cash collateral netting.
See Note 10 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our condensed consolidated statements of comprehensive income as derivative gains (losses).
Table 9.2 - Gains and Losses on Derivatives

(In millions)	1Q 2019	1Q 2018
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$1,837	($3,097)
Pay-fixed	(2,888)	4,641
Basis (floating to floating)	4	(30)
Total interest-rate swaps	(1,047)	1,514
Option-based:
Call swaptions
Purchased	454	(694)
Written	(56)	27
Put swaptions
Purchased	(626)	327
Written	16	(27)
Other option-based derivatives(1)	25	(88)
Total option-based	(187)	(455)
Other:
Futures	(242)	387
Commitments	(96)	518
Credit derivatives	(4)	14
Other	24	(3)
Total other	(318)	916
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	(51)	222
Pay-fixed interest-rate swaps	(36)	(368)
Other	33	1
Total accrual of periodic cash settlements	(54)	(145)
Total	($1,606)	$1,830

(1)	Primarily consists of purchased interest-rate caps and floors.

Freddie Mac Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Fair Value Hedges

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of comprehensive income line, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 9.3 - Gains and Losses on Fair Value Hedges

	1Q 2019		1Q 2018
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Interest Income - Mortgage Loans	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$17,946	($15,833)	$15,951	($13,957)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	1,542	—	(1,973)	—
Derivatives designated as hedging instruments	(1,243)	—	1,687	—
Interest accruals on hedging instruments	38	—	(167)	—
Discontinued hedge related basis adjustment amortization	28	—	16	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(505)	—	678
Derivatives designated as hedging instruments	—	546	—	(591)
Interest accruals on hedging instruments	—	(125)	—	(14)
Discontinued hedge related basis adjustment amortization	—	9	—	—
Cumulative Basis Adjustments Due to Fair Value Hedging

The tables below present the hedged item cumulative basis adjustments due to qualifying fair value hedging and the related hedged item carrying amounts by their respective balance sheet line item.
Table 9.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	March 31, 2019
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount
(In millions)		Total	Discontinued - Hedge Related
Mortgage loans held-for-investment	$211,939	$333	$333
Debt	(122,078)	(274)	(118)

	December 31, 2018
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount
(In millions)		Total	Discontinued - Hedge Related
Mortgage loans held-for-investment	$193,547	($1,237)	($1,237)
Debt	(127,215)	216	(8)

Freddie Mac Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

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
In the event that all of our counterparties for OTC derivatives were to default simultaneously on March 31, 2019, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $55 million.
Cleared and Exchange-Traded Derivatives

The majority of our interest-rate swaps are subject to the central clearing requirement of the Dodd-Frank Act. A reduction in our credit ratings could cause the clearinghouses or clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.
Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total net exposure on our forward purchase and sale commitments, which are treated as derivatives, was $188 million and $90 million at March 31, 2019 and December 31, 2018, respectively.
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

Freddie Mac Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

accounted for as secured financings because they require the identical or substantially the same securities to be subsequently repurchased. These agreements may allow our counterparties to repledge all or a portion of the collateral.
Offsetting of Financial Assets and Liabilities

At March 31, 2019 and December 31, 2018, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
In 1Q 2018, we changed the characterization of variation margin payments from posting of margin collateral to settlements for certain of our cleared swaps transacted with LCH group, as a result of certain rule amendments made by the organization.
The tables below display offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements. Securities sold under agreements to repurchase are included in debt, net on our condensed consolidated balance sheets.
Table 10.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	March 31, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$6,980	($4,625)	($1,717)	$638	($583)	$55
Cleared and exchange-traded derivatives	213	(1)	98	310	—	310
Other	198	—	—	198	—	198
Total derivatives	7,391	(4,626)	(1,619)	1,146	(583)	563
Securities purchased under agreements to resell(3)	50,134	—	—	50,134	(50,134)	—
Total	$57,525	($4,626)	($1,619)	$51,280	($50,717)	$563
Liabilities:
Derivatives:
OTC derivatives	($5,331)	$4,625	$654	($52)	$—	($52)
Cleared and exchange-traded derivatives	(11)	1	7	(3)	—	(3)
Other	(377)	—	—	(377)	—	(377)
Total derivatives	(5,719)	4,626	661	(432)	—	(432)
Securities sold under agreements to repurchase(3)	(14,962)	—	—	(14,962)	14,962	—
Total	($20,681)	$4,626	$661	($15,394)	$14,962	($432)
Referenced footnotes are included after the next table.

Freddie Mac Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

	December 31, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,213	($4,544)	($2,448)	$221	($173)	$48
Cleared and exchange-traded derivatives	3	—	20	23	—	23
Other	91	—	—	91	—	91
Total derivatives	7,307	(4,544)	(2,428)	335	(173)	162
Securities purchased under agreements to resell(3)	34,771	—	—	34,771	(34,771)	—
Total	$42,078	($4,544)	($2,428)	$35,106	($34,944)	$162
Liabilities:
Derivatives:
OTC derivatives	($4,963)	$4,544	$296	($123)	$—	($123)
Cleared and exchange-traded derivatives	(244)	—	101	(143)	—	(143)
Other	(317)	—	—	(317)	—	(317)
Total derivatives	(5,524)	4,544	397	(583)	—	(583)
Securities sold under agreements to repurchase(3)	(6,019)	—	—	(6,019)	6,019	—
Total	($11,543)	$4,544	$397	($6,602)	$6,019	($583)

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $2.4 billion and $2.5 billion as of March 31, 2019 and December 31, 2018, respectively.

(3)	Does not include the impacts of netting by central clearing organizations.
We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At March 31, 2019, and December 31, 2018, we had $34.8 billion and $20.1 billion, respectively, of securities pledged to us in these transactions. In addition, at March 31, 2019 and December 31, 2018, we had $1.9 billion and $2.5 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge.

Freddie Mac Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. At March 31, 2019, we had $2.3 billion pledged to us as collateral that was invested as part of our liquidity and contingency operating portfolio.
Collateral Pledged by Freddie Mac
The tables below summarize the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 10.2 - Collateral in the Form of Securities Pledged

	March 31, 2019
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(3)	Total
Cash equivalents(1)	$—	$686	$—	$686
Debt securities of consolidated trusts(2)	300	—	183	483
Available-for-sale securities	—	2,934	3	2,937
Trading securities	2,130	11,432	23	13,585
Total securities pledged	$2,430	$15,052	$209	$17,691

	December 31, 2018
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(3)	Total
Cash equivalents(1)	$—	$2,595	$—	$2,595
Debt securities of consolidated trusts(2)	362	—	179	541
Available-for-sale securities	—	—	1	1
Trading securities	2,160	3,432	73	5,665
Total securities pledged	$2,522	$6,027	$253	$8,802

(1)	Represents U.S. Treasury securities accounted for as cash equivalents.

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
Table 10.3 - Underlying Collateral Pledged

	March 31, 2019
(In millions)	Overnight and continuous	30 days or less	After 30 days through 90 days	Greater than 90 days	Total
U.S. Treasury securities and other	$2,940	$12,112	$—	$—	$15,052

Freddie Mac Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Stockholders' Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The tables below present changes in AOCI after the effects of our federal statutory tax rate of 21% for 1Q 2019 and 1Q 2018, related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.
Table 11.1 - Changes in AOCI by Component, Net of Taxes

	1Q 2019
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$83	($315)	$97	($135)
Other comprehensive income before reclassifications	273	—	(2)	271
Amounts reclassified from accumulated other comprehensive income	(27)	18	(4)	(13)
Changes in AOCI by component	246	18	(6)	258
Ending balance	$329	($297)	$91	$123

	1Q 2018
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$662	($356)	$83	$389
Other comprehensive income before reclassifications	(488)	—	(2)	(490)
Amounts reclassified from accumulated other comprehensive income	(312)	30	(4)	(286)
Changes in AOCI by component	(800)	30	(6)	(776)
Cumulative effect of change in accounting principle(1)	143	(73)	19	89
Ending balance	$5	($399)	$96	($298)

(1)	Includes the effect of adopting the accounting guidance on reclassification of stranded tax effects of the Tax Cuts and Jobs Act in 1Q 2018.

Freddie Mac Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our condensed consolidated statements of comprehensive income.
Table 11.2 - Reclassifications from AOCI to Net Income

(In millions)	1Q 2019	1Q 2018
AOCI related to available-for-sale securities
Affected line items in the consolidated statements of comprehensive income:
Investment securities gains (losses)	$34	$395
Total before tax	34	395
Income tax (expense) or benefit	(7)	(83)
Net of tax	27	312
AOCI related to cash flow hedge relationships
Affected line items in the consolidated statements of comprehensive income:
Interest expense	(23)	(38)
Income tax (expense) or benefit	5	8
Net of tax	(18)	(30)
AOCI related to defined benefit plans
Affected line items in the consolidated statements of comprehensive income:
Salaries and employee benefits	5	5
Income tax (expense) or benefit	(1)	(1)
Net of tax	4	4
Total reclassifications in the period net of tax	$13	$286
Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.3 billion and $0.4 billion at March 31, 2019 and March 31, 2018, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $69 million, net of taxes, of the $0.3 billion of cash flow hedge losses in AOCI at March 31, 2019 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 15 years.

Freddie Mac Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Senior Preferred Stock

As of March 31, 2019, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $4.7 billion as of March 31, 2019 and the Capital Reserve Amount of $3.0 billion, our dividend requirement to Treasury in June 2019 will be $1.7 billion. See Note 2 for additional information.
Upon the Conservator, acting as successor to the rights, titles, powers, and privileges of the Board of Directors, declaring a senior preferred stock dividend equal to our dividend requirement and directing us to pay it before June 30, 2019, we would pay a dividend of $1.7 billion by June 30, 2019. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full, the unpaid amount would be added to the liquidation preference and our applicable Capital Reserve Amount would thereafter be zero, but this would not affect our ability to draw funds from Treasury under the Purchase Agreement. Our cumulative senior preferred stock dividend payments totaled $118.0 billion as of March 31, 2019. The aggregate liquidation preference of the senior preferred stock owned by Treasury was $75.6 billion as of both March 31, 2019 and December 31, 2018.
Stock Issuances and Repurchases

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 1Q 2019, except for issuances of treasury stock relating to stock-based compensation granted prior to Conservatorship. During 1Q 2019, the deferral period lapsed on 351 RSUs. At March 31, 2019, 702 RSUs remained outstanding.
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
There were no stock options outstanding at both March 31, 2019 and March 31, 2018.
Dividends and Dividend Restrictions

No common dividends were declared during 1Q 2019. At the direction of our Conservator, we paid dividends of $1.5 billion in cash on the senior preferred stock during 1Q 2019. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 1Q 2019.
Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in Note 11 in our 2018 Annual Report.

Freddie Mac Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Income Taxes
Income Tax Expense

For 1Q 2019 and 1Q 2018, we reported income tax expense of $0.4 billion and $0.7 billion, respectively, resulting in effective tax rates of 20.3% and 20.4%, respectively. Our effective tax rate differed from the statutory tax rate of 21% in these periods primarily due to our recognition of low income housing tax credits.
Deferred Tax Assets, Net

We had net deferred tax assets of $6.8 billion and $6.9 billion as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at March 31, 2019, we determined that it is more likely than not that our net deferred tax assets, except for a portion of the deferred tax asset related to our capital loss carryforward, will be realized. As of March 31, 2019, we have a $46 million valuation allowance recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of March 31, 2019.

Freddie Mac Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

NOTE 13
Segment Reporting
We have three reportable segments, which are based on the type of business activities each performs - Single-family Guarantee, Multifamily, and Capital Markets. Material corporate-level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments are included in the All Other category. For more information, see our 2018 Annual Report.
Segment Earnings

We present Segment Earnings by reclassifying certain credit guarantee-related activities and investment-related activities between various line items on our GAAP condensed consolidated statements of comprehensive income and allocating certain revenues and expenses, including certain returns on assets, funding and hedging costs, and administrative expenses, to our three reportable segments.
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
The table below presents Segment Earnings by segment.
Table 13.1 - Segment Earnings

(In millions)	1Q 2019	1Q 2018
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$740	$786
Multifamily	330	473
Capital Markets	337	1,667
All Other	—	—
Total Segment Earnings, net of taxes	1,407	2,926
Net income (loss)	$1,407	$2,926
Comprehensive income (loss) of segments:
Single-family Guarantee	$736	$782
Multifamily	395	405
Capital Markets	534	963
All Other	—	—
Comprehensive income (loss) of segments	1,665	2,150
Comprehensive income (loss)	$1,665	$2,150

Freddie Mac Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The tables below present detailed reconciliations between our GAAP condensed consolidated statements of comprehensive income and Segment Earnings for our reportable segments and All Other.
Table 13.2 - Segment Earnings and Reconciliations to GAAP Condensed Consolidated Statements of Comprehensive Income

	1Q 2019
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$247	$758	$—	$1,005	$2,148	$3,153
Guarantee fee income	1,633	216	—	—	1,849	(1,632)	217
Benefit (provision) for credit losses	8	(1)	—	—	7	128	135
Mortgage loans gains (losses)	—	731	—	—	731	200	931
Investment securities gains (losses)	—	(17)	195	—	178	(4)	174
Debt gains (losses)	(21)	29	(7)	—	1	14	15
Derivative gains (losses)	(41)	(772)	(667)	—	(1,480)	(126)	(1,606)
Other income (loss)	249	104	237	—	590	(556)	34
Administrative expense	(374)	(112)	(92)	—	(578)	—	(578)
REO operations (expense) income	(38)	—	—	—	(38)	5	(33)
Other non-interest (expense) income	(488)	(11)	(1)	—	(500)	(177)	(677)
Income tax (expense) benefit	(188)	(84)	(86)	—	(358)	—	(358)
Net income (loss)	740	330	337	—	1,407	—	1,407
Changes in unrealized gains (losses) related to available-for-sale securities	—	66	180	—	246	—	246
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	18	—	18	—	18
Changes in defined benefit plans	(4)	(1)	(1)	—	(6)	—	(6)
Total other comprehensive income (loss), net of taxes	(4)	65	197	—	258	—	258
Comprehensive income (loss)	$736	$395	$534	$—	$1,665	$—	$1,665

	1Q 2018
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$271	$771	$—	$1,042	$1,976	$3,018
Guarantee fee income	1,590	195	—	—	1,785	(1,591)	194
Benefit (provision) for credit losses	41	16	—	—	57	(120)	(63)
Mortgage loans gains (losses)	—	(346)	—	—	(346)	131	(215)
Investment securities gains (losses)	—	(158)	37	—	(121)	(111)	(232)
Debt gains (losses)	34	10	105	—	149	(28)	121
Derivative gains (losses)	(6)	655	1,302	—	1,951	(121)	1,830
Other income (loss)	81	64	(31)	—	114	17	131
Administrative expense	(336)	(100)	(84)	—	(520)	—	(520)
REO operations (expense) income	(39)	—	—	—	(39)	5	(34)
Other non-interest (expense) income	(379)	(13)	(6)	—	(398)	(158)	(556)
Income tax (expense) benefit	(200)	(121)	(427)	—	(748)	—	(748)
Net income (loss)	786	473	1,667	—	2,926	—	2,926
Changes in unrealized gains (losses) related to available-for-sale securities	—	(67)	(733)	—	(800)	—	(800)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	30	—	30	—	30
Changes in defined benefit plans	(4)	(1)	(1)	—	(6)	—	(6)
Total other comprehensive income (loss), net of taxes	(4)	(68)	(704)	—	(776)	—	(776)
Comprehensive income (loss)	$782	$405	$963	$—	$2,150	$—	$2,150

Freddie Mac Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

NOTE 14
Concentration of Credit and Other Risks
Single-Family Credit Guarantee Portfolio

The table below summarizes the concentration by loan portfolio and geographic area of the approximately $1.9 trillion UPB of our single-family credit guarantee portfolio as of both March 31, 2019 and December 31, 2018. See Note 4 and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.
Table 14.1 - Concentration of Credit Risk of Our Single-Family Credit Guarantee Portfolio

	March 31, 2019		December 31, 2018		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	1Q 2019	1Q 2018
Core single-family loan portfolio	83%	0.22%	82%	0.22%	12%	6%
Legacy and relief refinance single-family loan portfolio	17	1.91	18	1.93	88	94
Total	100%	0.67	100%	0.69	100%	100%
Region(1)
West	30%	0.38	30%	0.38	15%	17%
Northeast	24	0.95	24	0.96	37	41
North Central	16	0.62	16	0.63	16	19
Southeast	16	0.83	16	0.90	25	18
Southwest	14	0.54	14	0.57	7	5
Total	100%	0.67	100%	0.69	100%	100%
State(2)
Florida	6%	0.91	6%	1.01	18%	10%
New York	5	1.33	5	1.37	12	9
New Jersey	3	1.21	3	1.24	10	13
California	18	0.35	18	0.35	10	13
Illinois	4	0.86	5	0.86	10	9
All other	64	0.62	63	0.64	40	46
Total	100%	0.67%	100%	0.69%	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during 1Q 2019.
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

Freddie Mac Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
Table 14.2 - Certain Higher Risk Categories in Our Single-Family Credit Guarantee Portfolio

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Interest-only	1%	1%	3.35%	3.43%
Alt-A	1	1	4.17	4.13
Original LTV ratio greater than 90%(2)	18	18	0.99	1.04
Lower credit scores at origination (less than 620)	2	2	4.50	4.59

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchased as part of our participation in the MHA Program.
Sellers and Servicers

Sellers
We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The tables below summarize the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume.
Table 14.3 - Seller Concentration

Single-family Sellers	1Q 2019	1Q 2018
JPMorgan Chase Bank, N.A.	16%	6%
United Shore Financial Services, LLC (1)	10	N/A
Wells Fargo Bank, N.A.	8	15
Other top 10 sellers	23	30
Top 10 single-family sellers	57%	51%

Multifamily Sellers	1Q 2019	1Q 2018
CBRE Capital Markets, Inc.	15%	14%
Berkadia Commercial Mortgage LLC	13	11
Walker & Dunlop, LLC	9	12
Holliday Fenoglio Fowler, L.P.	5	10
Other top 10 sellers	35	32
Top 10 multifamily sellers	77%	79%

(1)	United Shore Financial Services, LLC was not a top 10 single-family seller in 1Q 2018.
In recent years, there has been a shift in our single-family purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown in recent years, and we purchase a significant share of our loans from them. Our top five non-depository sellers provided approximately 26% and 22% of our single-family purchase volume during 1Q 2019 and 1Q 2018, respectively.
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

Freddie Mac Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Table 14.4 - Servicer Concentration

Single-family Servicers	March 31, 2019(1)	December 31, 2018(1)
Wells Fargo Bank, N.A.	17%	17%
Other top 10 servicers	40	39
Top 10 single-family servicers	57%	56%

Multifamily Servicers	March 31, 2019	December 31, 2018
Wells Fargo Bank, N.A.	14%	14%
CBRE Capital Markets, Inc.	11	14
Berkadia Commercial Mortgage LLC	11	11
Other top 10 servicers	39	36
Top 10 multifamily servicers	75%	75%

(1)	Percentage of servicing volume is based on the total single-family credit guarantee portfolio, excluding loans where we do not exercise control over the associated servicing.
In recent years, there has been a shift in our single-family servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown in recent years and now service a large share of our loans. As of March 31, 2019 and December 31, 2018, approximately 18% and 16%, respectively, of our single-family credit guarantee portfolio, excluding loans where we do not exercise control over the associated servicing, was serviced by our top five non-depository servicers. We actively manage the performance of our largest non-depository servicers.
Credit Enhancement Providers

We have counterparty credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We also have similar exposure to insurers and reinsurers through our ACIS transactions where we purchase insurance policies as part of our CRT activities.
In March 2019, we implemented a set of revised Private Mortgage Insurer Eligibility Requirements (PMIERs) with enhancements to the risk-based capital requirements for mortgage insurers. In addition, we revised master policies with mortgage insurers which provide contract certainty and improve our ability to collect claims for mortgage insurance obligations. These policies were approved by FHFA and are expected to become effective during 2020.
We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 4 for additional information. As of March 31, 2019, mortgage insurers provided coverage with maximum loss limits of $98.9 billion, for $385.5 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance.
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

Freddie Mac Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Table 14.5 - Mortgage Insurer Concentration

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	March 31, 2019	December 31, 2018
Arch Mortgage Insurance Company	A-	23%	24%
Radian Guaranty Inc.	BBB	20	20
Mortgage Guaranty Insurance Corporation	BBB	18	19
Genworth Mortgage Insurance Corporation	BB+	15	14
Essent Guaranty, Inc.	BBB+	14	14
Total		90%	91%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of March 31, 2019. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

(2)	Includes primary mortgage insurance and pool insurance. Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty.
During both 1Q 2019 and 1Q 2018, we received proceeds of $0.1 billion from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.1 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of both March 31, 2019 and December 31, 2018. The balance of these receivables, net of associated reserves, was approximately $0.1 billion at both March 31, 2019 and December 31, 2018.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of both March 31, 2019 and December 31, 2018, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We have reserved substantially all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
As part of our ACIS and other CRT transactions, we regularly obtain insurance coverage from insurers and reinsurers. These transactions incorporate several features designed to increase the likelihood that we will recover on the claims we file with the insurers and reinsurers, including the following:

■	In each transaction, we require the individual insurers and reinsurers to post collateral to cover portions of their exposure, which helps to promote certainty and timeliness of claim payment and

■
While private mortgage insurance companies are required to be monoline (i.e., to participate solely in the mortgage insurance business, although the holding company may be a diversified insurer), many of our insurers and reinsurers in these transactions participate in multiple types of insurance business, which helps diversify their risk exposure.

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
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of March 31, 2019 and December 31, 2018, including amounts related to our consolidated VIEs, the balance in our other investments was $77.0 billion and $63.1 billion, respectively. The balances consist primarily of cash and securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities. As of March 31, 2019, all of our securities purchased under agreements to resell were fully collateralized. As of March 31, 2019 and December 31, 2018, $1.9 billion and $2.5 billion of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty risk of these institutions.

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

Freddie Mac Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Table 15.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2019
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$25,347	$3,563	$—	$28,910
Other agency	—	1,346	36	—	1,382
Non-agency and other	—	19	1,633	—	1,652
Total available-for-sale securities, at fair value	—	26,712	5,232	—	31,944
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	10,259	3,051	—	13,310
Other agency	—	2,781	7	—	2,788
All other	—	—	1	—	1
Total mortgage-related securities	—	13,040	3,059	—	16,099
Non-mortgage-related securities	14,782	2,671	—	—	17,453
Total trading securities, at fair value	14,782	15,711	3,059	—	33,552
Total investments in securities	14,782	42,423	8,291	—	65,496
Mortgage loans:
Held-for-sale, at fair value	—	20,576	—	—	20,576
Derivative assets, net:
Interest-rate swaps	—	1,929	—	—	1,929
Option-based derivatives	—	4,147	—	—	4,147
Other	—	187	11	—	198
Subtotal, before netting adjustments	—	6,263	11	—	6,274
Netting adjustments(1)	—	—	—	(5,128)	(5,128)
Total derivative assets, net	—	6,263	11	(5,128)	1,146
Other assets:
Guarantee asset, at fair value	—	—	3,795	—	3,795
Non-derivative held-for-sale purchase commitments, at fair value	—	237	—	—	237
All other, at fair value	—	—	150	—	150
Total other assets	—	237	3,945	—	4,182
Total assets carried at fair value on a recurring basis	$14,782	$69,499	$12,247	($5,128)	$91,400
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$7	$731	$—	$738
Other debt, at fair value	—	4,115	214	—	4,329
Derivative liabilities, net:
Interest-rate swaps	—	4,168	—	—	4,168
Option-based derivatives	—	195	—	—	195
Other	—	319	58	—	377
Subtotal, before netting adjustments	—	4,682	58	—	4,740
Netting adjustments(1)	—	—	—	(4,308)	(4,308)
Total derivative liabilities, net	—	4,682	58	(4,308)	432
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	4	—	—	4
All other, at fair value	—	—	1	—	1
Total liabilities carried at fair value on a recurring basis	$—	$8,808	$1,004	($4,308)	$5,504
Referenced footnote is included after the next table.

Freddie Mac Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$26,102	$4,097	$—	$30,199
Other agency	—	1,668	38	—	1,706
Non-agency and other	—	18	1,640	—	1,658
Total available-for-sale securities, at fair value	—	27,788	5,775	—	33,563
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	10,535	3,286	—	13,821
Other agency	—	2,544	7	—	2,551
All other	—	—	1	—	1
Total mortgage-related securities	—	13,079	3,294	—	16,373
Non-mortgage-related securities	15,885	3,290	—	—	19,175
Total trading securities, at fair value	15,885	16,369	3,294	—	35,548
Total investments in securities	15,885	44,157	9,069	—	69,111
Mortgage loans:
Held-for-sale, at fair value	—	23,106	—	—	23,106
Derivative assets, net:
Interest-rate swaps	—	2,127	—	—	2,127
Option-based derivatives	—	4,200	—	—	4,200
Other	—	90	1	—	91
Subtotal, before netting adjustments	—	6,417	1	—	6,418
Netting adjustments(1)	—	—	—	(6,083)	(6,083)
Total derivative assets, net	—	6,417	1	(6,083)	335
Other assets:
Guarantee asset, at fair value	—	—	3,633	—	3,633
Non-derivative held-for-sale purchase commitments, at fair value	—	159	—	—	159
All other, at fair value	—	—	137	—	137
Total other assets	—	159	3,770	—	3,929
Total assets carried at fair value on a recurring basis	$15,885	$73,839	$12,840	($6,083)	$96,481
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$27	$728	$—	$755
Other debt, at fair value	—	4,223	134	—	4,357
Derivative liabilities, net:
Interest-rate swaps	—	3,974	—	—	3,974
Option-based derivatives	—	137	—	—	137
Other	—	225	92	—	317
Subtotal, before netting adjustments	—	4,336	92	—	4,428
Netting adjustments(1)	—	—	—	(3,845)	(3,845)
Total derivative liabilities, net	—	4,336	92	(3,845)	583
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	17	—	—	17
Total liabilities carried at fair value on a recurring basis	$—	$8,603	$954	($3,845)	$5,712

(1)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

Freddie Mac Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
Table 15.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	1Q 2019
	Balance, January 1, 2019	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2019	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$4,097	($18)	$72	$54	$52	$—	($486)	($96)	$—	($58)	$3,563	($1)
Other agency	38	—	—	—	—	—	—	(2)	—	—	36	—
Non-agency and other	1,640	4	50	54	—	—	—	(61)	—	—	1,633	4
Total available-for-sale mortgage-related securities	5,775	(14)	122	108	52	—	(486)	(159)	—	(58)	5,232	3
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	3,286	(59)	—	(59)	143	—	(115)	(24)	—	(180)	3,051	(61)
Other agency	7	—	—	—	—	—	—	—	—	—	7	—
All other	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	3,294	(59)	—	(59)	143	—	(115)	(24)	—	(180)	3,059	(61)
Other assets:
Guarantee asset	3,633	35	—	35	—	282	—	(155)	—	—	3,795	35
All other, at fair value	137	(34)	—	(34)	52	9	(12)	(2)	—	—	150	(33)
Total other assets	$3,770	$1	$—	$1	$52	$291	($12)	($157)	$—	$—	$3,945	$2

	Balance, January 1, 2019	Realized and unrealized (gains) losses			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2019	Unrealized (gains) losses still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$728	$2	$—	$2	$—	$—	$—	$—	$—	$—	$730	$2
Other debt, at fair value	134	—	—	—	—	80	—	—	—	—	214	—
Net derivatives(2)	91	(38)	—	(38)	—	—	—	(5)	—	—	48	(43)
All other, at fair value	—	(2)	—	(2)	3	—	—	—	—	—	1	(2)
Referenced footnotes are included after the prior period tables.

Freddie Mac Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	1Q 2018
	Balance, January 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2018	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$6,751	($6)	($152)	($158)	$433	$—	$—	($257)	$—	$—	$6,769	($6)
Other agency	46	—	—	—	—	—	—	(2)	—	—	44	—
Non-agency and other	4,291	449	(453)	(4)	—	—	(1,467)	(129)	—	—	2,691	17
Total available-for-sale mortgage-related securities	11,088	443	(605)	(162)	433	—	(1,467)	(388)	—	—	9,504	11
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,907	(124)	—	(124)	817	—	(455)	(21)	—	(86)	3,038	(111)
Other agency	9	—	—	—	—	—	—	—	—	—	9	—
All other	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	2,917	(124)	—	(124)	817	—	(455)	(21)	—	(86)	3,048	(111)
Other assets:
Guarantee asset	3,171	16	—	16	—	235	—	(137)	—	—	3,285	16
All other, at fair value	45	6	—	6	43	9	(15)	—	—	—	88	3
Total other assets	$3,216	$22	$—	$22	$43	$244	($15)	($137)	$—	$—	$3,373	$19

	Balance, January 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2018	Unrealized gains (losses) still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$630	($1)	$—	($1)	$—	$—	$—	$—	$—	$—	$629	($1)
Other debt, at fair value	137	—	—	—	—	—	—	(2)	—	—	135	—
Net derivatives(2)	57	9	—	9	—	(22)	—	(4)	—	—	40	6

(1)
Transfers out of Level 3 during 1Q 2019 and 1Q 2018 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 1Q 2019 and 1Q 2018 consisted primarily of certain mortgage-related securities due to a decrease in market activity and the availability of relevant price quotes from dealers and third-party pricing services.

(2)
Amounts are the net of derivative assets and liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable.

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at March 31, 2019 and March 31, 2018, respectively. Included in these amounts are other-than temporary impairments recorded on available-for-sale securities.

Freddie Mac Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

The tables below provide valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 15.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	March 31, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Assets
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$2,770	Discounted cash flows	OAS	30 - 261 bps	87 bps
	793	Single external source	External pricing sources	$96.5 - $106.5	$103.8
Non-agency and other	1,416	Median of external sources	External pricing sources	$64.9 - $70.5	$67.4
	217	Single external source	External pricing sources	$97.7 - $114.4	$101.1
Trading, at fair value
Mortgage-related securities
Freddie Mac	2,043	Single external source	External pricing sources	$0.0 - $99.6	$46.7
	1,008	Discounted cash flows	OAS	(21,945) - 8,039 bps	617 bps
Guarantee asset, at fair value	3,543	Discounted cash flows	OAS	17-198 bps	44 bps
	251	Other
Insignificant Level 3 assets(1)	195
Total level 3 assets	$12,236
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$731	Single External Source	External Pricing Sources	98.0 -102.2 bps	$100.0
Insignificant Level 3 liabilities(1)	263
Referenced footnote is included after the next table.

Freddie Mac Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2018
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Assets
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$2,838	Discounted cash flows	OAS	30 - 325 bps	81 bps
	1,259	Single external source	External pricing sources	$96.1 - $104.1	$102.3
Non-agency and other	1,403	Median of external sources	External pricing sources	$64.3 - $71.1	$67.3
	237	Single external source	External pricing sources	$93.1 - $110.7	$100.7
Trading, at fair value
Mortgage-related securities
Freddie Mac	1,587	Single external source	External pricing sources	$0.0 - $99.2	$56.6
	1,178	Discounted cash flows	OAS	(21,945) - 6,639 bps	90 bps
	521	Other
Guarantee asset, at fair value	3,391	Discounted cash flows	OAS	17-198 bps	49 bps
	242	Other
Insignificant Level 3 assets(1)	184
Total level 3 assets	$12,840
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$728	Single External Source	External Pricing Sources	$97.4 - $101.1	$99.6
Insignificant Level 3 liabilities(1)	226

(1)	Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

Freddie Mac Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 15.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	March 31, 2019				December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$91	$5,414	$5,505	$—	$24	$7,519	$7,543

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
Table 15.5 - Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	March 31, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$5,414
		Internal model	Historical sales proceeds	$3,400 - $782,100	$177,593
		Internal model	Housing sales index	44 - 486 bps	108 bps
		Median of external sources	External pricing sources	$32.3 - $95.0	$83.7

	December 31, 2018
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$7,519
		Internal model	Historical sales proceeds	$3,000 - $750,500	$177,725
		Internal model	Housing sales index	44 - 480 bps	108 bps
		Median of external sources	External pricing sources	$36.2 - $94.6	$82.5

Freddie Mac Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
Table 15.6 - Fair Value of Financial Instruments

		March 31, 2019
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$6,239	$6,179	$60	$—	$—	$6,239
Securities purchased under agreements to resell	Amortized cost	50,134	—	50,134	—	—	50,134
Investments in securities:
Available-for-sale, at fair value	FV - OCI	31,944	—	26,712	5,232	—	31,944
Trading, at fair value	FV - NI	33,552	14,782	15,711	3,059	—	33,552
Total investments in securities		65,496	14,782	42,423	8,291	—	65,496
Mortgage loans:
Loans held by consolidated trusts		1,858,079	—	1,640,585	216,487	—	1,857,072
Loans held by Freddie Mac		84,009	—	34,688	51,860	—	86,548
Total mortgage loans	Various(3)	1,942,088	—	1,675,273	268,347	—	1,943,620
Derivative assets, net	FV - NI	1,146	—	6,263	11	(5,128)	1,146
Guarantee asset	FV - NI	3,795	—	—	3,803	—	3,803
Non-derivative purchase commitments, at fair value	FV - NI	237	—	237	5	—	242
Secured lending and other	Amortized cost	3,151	—	544	1,759	—	2,303
Total financial assets		$2,072,286	$20,961	$1,774,934	$282,216	($5,128)	$2,072,983
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties		$1,803,707	$—	$1,797,267	$3,238	$—	$1,800,505
Other debt		269,907	—	269,561	3,713	—	273,274
Total debt, net	Various(4)	2,073,614	—	2,066,828	6,951	—	2,073,779
Derivative liabilities, net	FV - NI	432	—	4,682	58	(4,308)	432
Guarantee obligation	Amortized cost	3,667	—	—	3,988	—	3,988
Non-derivative purchase commitments, at fair value	FV - NI	4	—	4	21	—	25
Total financial liabilities		$2,077,717	$—	$2,071,514	$11,018	($4,308)	$2,078,224

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

(3)	As of March 31, 2019, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $1.9 trillion, $19.2 billion, and $20.6 billion, respectively.

(4)	As of March 31, 2019, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.1 trillion and $5.1 billion, respectively.

Freddie Mac Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

		December 31, 2018
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$7,273	$7,273	$—	$—	$—	$7,273
Securities purchased under agreements to resell	Amortized cost	34,771	—	34,771	—	—	34,771
Investments in securities:
Available-for-sale, at fair value	FV - OCI	33,563	—	27,788	5,775	—	33,563
Trading, at fair value	FV - NI	35,548	15,885	16,369	3,294	—	35,548
Total investments in securities		69,111	15,885	44,157	9,069	—	69,111
Mortgage loans:
Loans held by consolidated trusts		1,842,850	—	1,605,874	209,542	—	1,815,416
Loans held by Freddie Mac		84,128	—	33,946	52,212	—	86,158
Total mortgage loans	Various(3)	1,926,978	—	1,639,820	261,754	—	1,901,574
Derivative assets, net	FV - NI	335	—	6,417	1	(6,083)	335
Guarantee asset	FV - NI	3,633	—	—	3,642	—	3,642
Non-derivative purchase commitments, at fair value	FV - NI	159	—	159	2	—	161
Secured lending and other	Amortized cost	1,805	—	195	873	—	1,068
Total financial assets		$2,044,065	$23,158	$1,725,519	$275,341	($6,083)	$2,017,935
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties		$1,792,677	$—	$1,759,911	$2,698	$—	$1,762,609
Other debt		252,273	—	251,543	3,629	—	255,172
Total debt, net	Various(4)	2,044,950	—	2,011,454	6,327	—	2,017,781
Derivative liabilities, net	FV - NI	583	—	4,336	92	(3,845)	583
Guarantee obligation	Amortized cost	3,561	—	—	4,146	—	4,146
Non-derivative purchase commitments, at fair value	FV - NI	17	—	17	11	—	28
Total financial liabilities		$2,049,111	$—	$2,015,807	$10,576	($3,845)	$2,022,538

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

(3)	As of December 31, 2018, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NII were $1.9 trillion, $18.5 billion, and $23.1 billion, respectively.

(4)	As of December 31, 2018, the GAAP carrying amounts measured at amortized cost and FV - NII were $2.0 trillion and $5.1 billion, respectively.
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and certain long-term debt.
The table below presents the fair value and UPB related to certain loans and long-term debt for which we have elected the fair value option. This table does not include interest-only securities related to debt securities of consolidated trusts and other debt held by third parties with a fair value of $88 million and $26 million and multifamily held-for-sale loan purchase commitments with a fair value of $233 million and $142 million, as of March 31, 2019 and December 31, 2018, respectively.

Freddie Mac Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Table 15.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected

	March 31, 2019			December 31, 2018
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities Of Consolidated Trusts Held By Third Parties	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities Of Consolidated Trusts Held By Third Parties
Fair value	$20,576	$4,248	$730	$23,106	$4,357	$728
UPB	19,793	3,889	730	22,693	3,998	730
Difference	$783	$359	$—	$413	$359	($2)
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in non-interest income (loss) in our condensed consolidated statements of comprehensive income, related to items for which we have elected the fair value option.
Table 15.8 - Changes in Fair Value Under the Fair Value Option Election

	1Q 2019	1Q 2018
(In millions)	Gains (Losses)
Multifamily held-for-sale loans	$341	($458)
Multifamily held-for-sale loan purchase commitments	390	105
Other debt - long term	(2)	9
Debt securities of consolidated trusts held by third parties	(2)	2
Changes in fair value attributable to instrument-specific credit risk were not material for 1Q 2019 and 1Q 2018 for any assets or liabilities for which we elected the fair value option.

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
LIBOR Lawsuit

On March 14, 2013, Freddie Mac filed a lawsuit in the U.S. District Court for the Eastern District of Virginia against the British Bankers Association and the 16 U.S. Dollar LIBOR panel banks and a number of their affiliates. The case was subsequently transferred to the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants fraudulently and collusively depressed LIBOR, a benchmark interest rate indexed to trillions of dollars of financial products, and asserts claims for antitrust violations, breach of contract, tortious interference with contract, and fraud. Freddie Mac filed an amended complaint in July 2013, and a second amended complaint in October 2014. In August 2015, the District Court dismissed the portion of our claim related to antitrust violations and fraud and we filed a motion for reconsideration. On March 31, 2016, the District Court granted a portion of our motion, finding personal jurisdiction over certain defendants, and denied the portion of our motion with respect to statutes of limitation for our fraud claims. Subsequently, in a related case, the U.S. Court of Appeals for the Second Circuit reversed the District Court's dismissal of certain plaintiffs' antitrust claims and remanded the case to the District Court for consideration of whether, among other things, the plaintiffs are "efficient enforcers" of the antitrust laws.

Freddie Mac Form 10-Q	104

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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
On February 23, 2018, the Second Circuit reversed the District Court's dismissal of certain plaintiffs' state law fraud and unjust enrichment claims on statutes of limitations grounds. While Freddie Mac was not a party to the appeal, this decision could have the effect of reinstating Freddie Mac's fraud claims against the above-named defendants. The Second Circuit also reversed certain aspects of the District Court's personal jurisdiction rulings and remanded with instructions to allow the named appellant to amend its complaint. The District Court subsequently granted in part Freddie Mac's motion for leave to amend its complaint, and Freddie Mac amended its complaint on April 16, 2019.
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

Freddie Mac Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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
Angel vs. The Federal Home Loan Mortgage Corporation et al. This case was filed pro se on May 21, 2018 against Freddie Mac, Fannie Mae, certain current and former directors of Freddie Mac and Fannie Mae, and FHFA as a nominal defendant. The complaint alleged, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, and that defendants aided and abetted the government's "avoidance" of plaintiff's dividend rights. On March 6, 2019, the U.S. District Court for the District of Columbia granted the defendants' motion to dismiss the case. On March 18, 2019, Mr. Angel filed a motion seeking to alter or amend the judgment and for leave to file an amended complaint, which defendants have opposed.
Litigation in the U.S. Court of Federal Claims

Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac as a "nominal" defendant, on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government's alleged taking of its property, attorneys' fees, costs, and other expenses. On March 8, 2018, the plaintiffs filed an amended complaint under seal, with a redacted copy filed on November 14, 2018. Defendants filed a motion to dismiss on August 1, 2018 and an amended motion to dismiss on October 1, 2018.
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

Freddie Mac Form 10-Q	106

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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
Table 17.1 - Net Worth and Minimum Capital

(In millions)	March 31, 2019	December 31, 2018
GAAP net worth (deficit)	$4,665	$4,477
Core capital (deficit)(1)(2)	(68,106)	(68,036)
Less: Minimum capital requirement(1)	18,127	17,553
Minimum capital surplus (deficit)(1)	($86,233)	($85,589)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

(2)
Core capital excludes certain components of GAAP total equity (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make economic business decisions, while in conservatorship, utilizing a newly-developed risk-based CCF, an economic capital system with detailed formulae provided by FHFA. We use the CCF to measure risk for making economically effective decisions. We are required to submit quarterly reports to FHFA related to the CCF requirements.

Freddie Mac Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

NOTE 18
Selected Financial Statement Line Items
The table below presents the significant components of other income (loss) on our condensed consolidated statements of comprehensive income (loss).
Table 18.1 - Significant Components of Other Income (Loss)

(In millions)	1Q 2019	1Q 2018
Other income (loss):
Income on guarantee obligation	$192	$171
All other	(158)	(40)
Total other income (loss)	$34	$131
The table below presents the significant components of other assets and other liabilities on our condensed consolidated balance sheets.
Table 18.2 - Significant Components of Other Assets and Other Liabilities

(In millions)	March 31, 2019	December 31, 2018
Other assets:
Real estate owned, net	$744	$769
Accounts and other receivables(1)	4,462	2,447
Guarantee asset	3,795	3,633
Secured lending and other	3,151	1,805
All other	2,149	2,322
Total other assets	$14,301	$10,976
Other liabilities:
Guarantee obligation	$3,667	$3,561
Payables related to securities	1,442	—
All other	2,529	2,837
Total other liabilities	$7,638	$6,398

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac Form 10-Q	109

Other Information

Other Information
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 16 in this report and in our 2018 Annual Report.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. For information on these lawsuits, see the Legal Proceedings section in our 2018 Annual Report. Freddie Mac is not a party to any of these lawsuits.
RISK FACTORS
This Form 10-Q should be read together with the Risk Factors section in our 2018 Annual Report, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
The securities we issue are "exempted securities" under the Securities Act of 1933, as amended. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under those plans to employees and members of the Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations, or other equity interests without Treasury's prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms.
Information About Certain Securities Issuances by Freddie Mac
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
We provide disclosure about our debt securities on our website at www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac's global debt facility, including pricing supplements for individual issuances of debt securities. Similar information about our STACR transactions and SCR notes is available at crt.freddiemac.com and mf.freddiemac.com/investors, respectively.
We provide disclosure about our mortgage-related securities, some of which are off-balance sheet obligations (e.g., K Certificates and SB Certificates), on our website at www.freddiemac.com/mbs. From this address, investors can access information and documents, including offering circulars and offering circular supplements, for mortgage-related securities offerings.
We provide additional information, including product descriptions, investor presentations, securities issuance calendars, transactions volumes and details, redemption notices, Freddie Mac research, and material developments or other events that may be important to investors, in each case as applicable, on the websites for our business segments, which can be found at www.freddiemac.com/singlefamily, mf.freddiemac.com, and www.freddiemac.com/capital-markets.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac Form 10-Q	110

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
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 1Q 2019
We evaluated the changes in our internal control over financial reporting that occurred during 1Q 2019 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of March 31, 2019 that we have not remediated.
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

Freddie Mac Form 10-Q	111

Controls and Procedures

■	Senior officials within FHFA's accounting group meet frequently with our senior financial executives regarding our accounting policies, practices, and procedures.
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 1Q 2019 have been prepared in conformity with GAAP.

Freddie Mac Form 10-Q	112

Exhibit Index

Exhibit Index

Exhibit	Description*
4.1	Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 14, 2019

10.1	PC Master Trust Agreement, dated March 1, 2019

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

* The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac Form 10-Q	113

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: May 1, 2019

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: May 1, 2019

Freddie Mac Form 10-Q	114

Form 10-Q Index

Form 10-Q Index

Freddie Mac Form 10-Q	115