Form 10-Q
period 2019-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2019-07-31
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                                       to
Commission File Number: 001-34139
Federal Home Loan Mortgage Corporation
(Exact name of registrant as specified in its charter)

Federally chartered corporation     52-0904874      8200 Jones Branch Drive     22102-3110     (703) 903-2000
McLean, Virginia

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
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
As of July 16, 2019, there were 650,059,033 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac Form 10-Q	i

Table of Contents

MD&A TABLE INDEX

Freddie Mac Form 10-Q	ii

Management's Discussion and Analysis	Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the Forward-Looking Statements and Risk Factors sections of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018, or 2018 Annual Report, and the Business section of our 2018 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2018 Annual Report.
You should read the following MD&A in conjunction with our 2018 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2019 included in Financial Statements. Throughout this Form 10-Q, we refer to the three months ended June 30, 2019, the three months ended March 31, 2019, the three months ended December 31, 2018, the three months ended September 30, 2018, and the three months ended June 30, 2018 as "2Q 2019," "1Q 2019," "4Q 2018," "3Q 2018," and "2Q 2018," respectively. We refer to the six months ended June 30, 2019 and the six months ended June 30, 2018 as "YTD 2019" and "YTD 2018," respectively.
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

Comprehensive income for 2Q 2019 was $1.8 billion, driven by solid business revenues, strong credit quality, and continued guarantee portfolio growth.

■
Comprehensive income decreased $0.6 billion, or 25%, from 2Q 2018, driven by lower net revenues due primarily to a decrease in other income as 2Q 2018 included a gain from a legal judgment, while 2Q 2019 did not include any significant settlements or judgments. In addition, net interest income was lower in 2Q 2019 due to lower amortization related to our guarantee portfolios and a decline in the balance of our mortgage-investments portfolio.

■
Market-related items had minimal impact in 2Q 2019. Other non-interest income declined in 2Q 2019, primarily due to interest-rate related fair value losses on derivatives as long-term interest rates declined, largely offset by fair value gains on multifamily held-for-sale mortgage loans and commitments and gains on trading securities, as well as an increase in other comprehensive income due to interest-rate related fair value gains on available-for-sale securities.

■	Benefit (provision) for credit losses remained relatively flat due to the strong credit performance of both our single-family and multifamily portfolios.
Our total equity was $4.8 billion at June 30, 2019. Based on the applicable Capital Reserve Amount of $3.0 billion, we will have a dividend requirement to Treasury in September 2019 of $1.8 billion.
Our cumulative senior preferred stock dividend payments totaled $119.7 billion as of June 30, 2019. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock, which remains at $75.6 billion. In addition, the amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
Portfolio Balances

Guarantee Portfolios

Investments Portfolios

Freddie Mac Form 10-Q	2

Management's Discussion and Analysis	Introduction

Total Guarantee Portfolio

■
Our total guarantee portfolio grew $109 billion, or 5%, from June 30, 2018 to June 30, 2019, driven by a 4% increase in our single-family credit guarantee portfolio and a 13% increase in our multifamily guarantee portfolio.

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

Total Investments Portfolio

■
Our total investments portfolio declined $8 billion, or 3%, from June 30, 2018 to June 30, 2019, primarily due to a reduction in the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA. In February 2019, FHFA directed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times.

Common Securitization Platform and UMBS

On June 3, 2019, we, Fannie Mae, and FHFA announced the implementation of Release 2 of the CSP and the Single Security Initiative for Freddie Mac and Fannie Mae, under which we and Fannie Mae began issuing a single (common) security called the UMBS. The objective of the Single Security Initiative is to enhance the overall liquidity of Freddie Mac and Fannie Mae securities in the TBA market by supporting their fungibility without regard to which company is the issuer.
Release 2 added to the functionality of the CSP by, among other things, enabling commingling of Freddie Mac and Fannie Mae UMBS and other TBA-eligible mortgage securities in resecuritization transactions. The Securities Industry and Financial Markets Association ("SIFMA") also revised its good-delivery guidelines to permit UMBS TBA contracts to be settled by delivery of UMBS issued by either Freddie Mac or Fannie Mae.
In connection with these developments, we extended the payment delay for newly issued fixed-rate mortgage securities from 45 days to 55 days, and on June 3, 2019, we ceased issuing Gold PCs (which have a 45-day payment delay). We also updated our servicer reporting cycle to align with an industry standard monthly calendar cycle and adopted a single common remittance due date for principal and interest payments, excluding payoffs.
We are offering an optional program for security holders to exchange their existing eligible 45-day payment delay Gold PCs and Giant PCs for the corresponding new UMBS and other applicable 55-day payment delay Freddie Mac mortgage securities. As part of the exchange program, we pay exchanging security holders for the value of the 10 additional days of payment delay, based on "float compensation" rates we calculate. During the three months ended June 30, 2019, we issued $33.3 billion in UPB of newly issued UMBS and exchanged $136.1 billion in UPB of 45-day payment delay securities, including securities owned by Freddie Mac, for 55-day payment delay securities. Implementation of Release 2 of the CSP and the Single Security Initiative did not affect our ARM PC offerings.
As part of the June 3, 2019 implementation of Release 2, we entered into an agreement with Fannie Mae regarding the commingling of certain of our mortgage securities under the Single Security Initiative. This agreement provides that Freddie Mac and Fannie Mae will indemnify each other for materially inaccurate or misleading disclosure and for certain adverse events, such as failures to perform obligations as issuer, master servicer, trustee, and guarantor related to the mortgage securities. In May 2019, we entered into an amended customer services agreement with Fannie Mae and CSS, which sets forth the terms and conditions of the mortgage securitization services provided by CSS.
Implementation of Release 2 of the CSP and the Single Security Initiative represents a significant change for the single-family mortgage market and for our business. For additional information, see MD&A - Our Business Segments - Single-Family Guarantee in this Form 10-Q and Risk Factors in this Form 10-Q and our 2018 Annual Report.
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

Freddie Mac Form 10-Q	3

Management's Discussion and Analysis	Introduction

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
Under the August 2012 amendment to the Purchase Agreement, our cash dividend requirement each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. Pursuant to the December 2017 Letter Agreement, the Capital Reserve Amount is $3.0 billion. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period, the unpaid amount would be added to the liquidation preference and our applicable Capital Reserve Amount would thereafter be zero. This would not affect our ability to draw funds from Treasury under the Purchase Agreement.

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
Unemployment Rate

Source: U.S. Bureau of Labor Statistics.

■
The 30-year Primary Mortgage Market Survey (PMMS) interest rate is indicative of what a consumer could expect to be offered on a first-lien prime conventional conforming home purchase mortgage with an LTV of 80%. Increases (decreases) in the PMMS rate typically result in decreases (increases) in refinancing activity and originations.

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

■
Long-term rates continued their recent downward trend, resulting in further inversion of the yield curve. The 10-year LIBOR rate decreased 45 and 76 basis points during 2Q 2019 and YTD 2019, respectively.

■	Changes in the national unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.

■	Continued job growth, a declining unemployment rate, and generally favorable economic conditions resulted in strong credit performance.

Freddie Mac Form 10-Q	5

Management's Discussion and Analysis	Market Conditions and Economic Indicators

U.S. Single-Family Home Prices

Source: Freddie Mac House Price Index.

U.S. Single-Family Originations

Source: Inside Mortgage Finance dated July 26, 2019 (latest available IMF purchase/refinance information).

■
Changes in home prices affect the amount of equity that borrowers have in their homes. Borrowers with less equity typically have higher delinquency rates. As home prices decline, the severity of losses we incur on defaulted loans that we hold or guarantee increases because the amount we can recover from the property securing the loan decreases.

■
Single-family home prices increased 2.7% during 2Q 2019, compared to an increase of 2.9% during 2Q 2018. We expect home price growth will continue in 2019, although at a slower pace than in full-year 2018, due to increased supply.

■
U.S. single-family loan origination volume increased to $565 billion in 2Q 2019 from $445 billion in 2Q 2018, driven by higher refinance volume as a result of lower average mortgage interest rates in 2Q 2019.

■	We expect U.S. single-family home purchase volume to remain relatively flat in 2019. Freddie Mac's single-family loan purchase volumes typically follow a similar trend.

Freddie Mac Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Comprehensive Income (Loss)

			Change				Change
(Dollars in millions)	2Q 2019	2Q 2018	$	%	YTD 2019	YTD 2018	$	%
Net interest income	$2,927	$3,003	($76)	(3)%	$6,080	$6,021	$59	1%
Guarantee fee income	222	200	22	11	439	394	45	11
Other income (loss)	209	438	(229)	(52)	243	569	(326)	(57)
Net revenues	3,358	3,641	(283)	(8)	6,762	6,984	(222)	(3)
Other non-interest income (loss):
Mortgage loans gains (losses)	1,541	354	1,187	335	2,472	139	2,333	1,678
Investment securities gains (losses)	390	(349)	739	212	564	(581)	1,145	197
Debt gains (losses)	49	166	(117)	(70)	64	287	(223)	(78)
Derivative gains (losses)	(2,089)	416	(2,505)	(602)	(3,695)	2,246	(5,941)	(265)
Total other non-interest income (loss)	(109)	587	(696)	(119)	(595)	2,091	(2,686)	(128)
Benefit (provision) for credit losses	160	60	100	167	295	(3)	298	9,933
Non-interest expense	(1,511)	(1,143)	(368)	(32)	(2,799)	(2,253)	(546)	(24)
Income (loss) before income tax (expense) benefit	1,898	3,145	(1,247)	(40)	3,663	6,819	(3,156)	(46)
Income tax (expense) benefit	(392)	(642)	250	39	(750)	(1,390)	640	46
Net income (loss)	1,506	2,503	(997)	(40)	2,913	5,429	(2,516)	(46)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	320	(68)	388	571	578	(844)	1,422	168
Comprehensive income (loss)	$1,826	$2,435	($609)	(25)%	$3,491	$4,585	($1,094)	(24)%

Freddie Mac Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Income
The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	2Q 2019	2Q 2018	$	%	YTD 2019	YTD 2018	$	%
Net interest income related to guarantee portfolios:
Contractual guarantee fee income	$904	$858	$46	5%	$1,808	$1,692	$116	7%
Guarantee fee income related to the Temporary Payroll Tax Cut Continuation Act of 2011	389	356	33	9	767	703	64	9
Amortization related to guarantee portfolios	475	701	(226)	(32)	957	1,449	(492)	(34)
Total net interest income related to guarantee portfolios	1,768	1,915	(147)	(8)	3,532	3,844	(312)	(8)
Net interest income related to investments portfolios:
Contractual net interest income	1,318	1,386	(68)	(5)	2,570	2,843	(273)	(10)
Amortization related to investments portfolios	(146)	(84)	(62)	(74)	(277)	(79)	(198)	(251)
Total net interest income related to investments portfolios	1,172	1,302	(130)	(10)	2,293	2,764	(471)	(17)
Hedge accounting impact	(13)	(214)	201	94	255	(587)	842	143
Net interest income	$2,927	$3,003	($76)	(3)%	$6,080	$6,021	$59	1%
Key Drivers:

■	Contractual guarantee fee income

●	2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - Increased primarily due to the continued growth of the core single-family loan portfolio.

■	Amortization related to guarantee portfolios

●
2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - Decreased primarily due to the decline in the net unamortized balance coupled with the timing differences in amortization related to prepayments between debt of consolidated trusts and the underlying mortgage loans. For further discussion on timing differences in amortization, see MD&A - Consolidated Results of Operations in our 2018 Annual Report.

■	Contractual net interest income

●
2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - Decreased primarily due to the reduction in the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA. See Conservatorship and Related Matters - Managing Our Mortgage-Related Investments Portfolio for a discussion of the key drivers of the decline in our mortgage-related investments portfolio.

■	Amortization related to investments portfolios

●
YTD 2019 vs. YTD 2018 - Expense increased primarily due to lower accretion income related to previously recognized other-than-temporary impairments as a result of a decline in the population of impaired securities.

■	Hedge accounting impact

●
2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - Improved primarily due to the reduced effect of the mismatch related to fair value hedge accounting. The mismatch is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.

Freddie Mac Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The tables below present an analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	2Q 2019			2Q 2018
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$8,406	$46	2.16%	$6,620	$13	0.79%
Securities purchased under agreements to resell	55,731	350	2.52	43,084	205	1.91
Secured lending	2,325	24	4.09	1,403	10	2.68
Mortgage-related securities:
Mortgage-related securities	133,551	1,472	4.41	144,517	1,495	4.14
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(87,156)	(909)	(4.17)	(88,792)	(849)	(3.83)
Total mortgage-related securities, net	46,395	563	4.85	55,725	646	4.64
Non-mortgage-related securities	20,928	121	2.31	14,476	84	2.32
Loans held by consolidated trusts(1)	1,868,648	16,377	3.51	1,787,242	15,290	3.42
Loans held by Freddie Mac(1)	86,716	981	4.53	100,239	1,054	4.20
Total interest-earning assets	2,089,149	18,462	3.53	2,008,789	17,302	3.45
Interest-bearing liabilities:
Debt securities of consolidated trusts including those held by Freddie Mac	1,894,064	(14,605)	(3.08)	1,814,861	(13,504)	(2.98)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(87,156)	909	4.17	(88,792)	849	3.83
Total debt securities of consolidated trusts held by third parties	1,806,908	(13,696)	(3.03)	1,726,069	(12,655)	(2.93)
Other debt:
Short-term debt	78,057	(484)	(2.46)	53,323	(242)	(1.80)
Long-term debt	198,009	(1,355)	(2.73)	221,222	(1,402)	(2.53)
Total other debt	276,066	(1,839)	(2.65)	274,545	(1,644)	(2.38)
Total interest-bearing liabilities	2,082,974	(15,535)	(2.98)	2,000,614	(14,299)	(2.86)
Impact of net non-interest-bearing funding	6,175	—	0.01	8,175	—	0.01
Total funding of interest-earning assets	$2,089,149	($15,535)	(2.97)%	$2,008,789	($14,299)	(2.85)%
Net interest income/yield		$2,927	0.56%		$3,003	0.60%

(1)
Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $749 million and $627 million for loans held by consolidated trusts during 2Q 2019 and 2Q 2018, respectively, and were $23 million for loans held by Freddie Mac during both 2Q 2019 and 2Q 2018.

Freddie Mac Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations

	YTD 2019			YTD 2018
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$7,756	$84	2.15%	$6,818	$24	0.69%
Securities purchased under agreements to resell	51,478	647	2.51	47,408	403	1.70
Secured lending	1,946	40	4.09	1,197	16	2.65
Mortgage-related securities:
Mortgage-related securities	133,738	2,933	4.39	147,391	3,074	4.17
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(85,933)	(1,804)	(4.20)	(89,803)	(1,692)	(3.77)
Total mortgage-related securities, net	47,805	1,129	4.72	57,588	1,382	4.80
Non-mortgage-related securities	20,168	244	2.42	14,626	157	2.14
Loans held by consolidated trusts(1)	1,858,254	33,354	3.59	1,781,975	30,149	3.38
Loans held by Freddie Mac(1)	87,934	1,950	4.44	101,845	2,146	4.21
Total interest-earning assets	2,075,341	37,448	3.61	2,011,457	34,277	3.41
Interest-bearing liabilities:
Debt securities of consolidated trusts including those held by Freddie Mac	1,882,956	(29,481)	(3.13)	1,808,992	(26,861)	(2.97)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(85,933)	1,804	4.20	(89,803)	1,692	3.77
Total debt securities of consolidated trusts held by third parties	1,797,023	(27,677)	(3.08)	1,719,189	(25,169)	(2.93)
Other debt:
Short-term debt	74,125	(920)	(2.47)	60,647	(471)	(1.55)
Long-term debt	198,973	(2,771)	(2.78)	225,101	(2,616)	(2.32)
Total other debt	273,098	(3,691)	(2.70)	285,748	(3,087)	(2.16)
Total interest-bearing liabilities	2,070,121	(31,368)	(3.03)	2,004,937	(28,256)	(2.82)
Impact of net non-interest-bearing funding	5,220	—	0.01	6,520	—	0.01
Total funding of interest-earning assets	$2,075,341	($31,368)	(3.02)%	$2,011,457	($28,256)	(2.81)%
Net interest income/yield		$6,080	0.59%		$6,021	0.60%

(1)
Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $1.3 billion and $1.2 billion for loans held by consolidated trusts and $39 million and $45 million for loans held by Freddie Mac during YTD 2019 and YTD 2018, respectively.

Guarantee Fee Income

■	2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - Increased due to the continued growth in the multifamily guarantee portfolio.

Freddie Mac Form 10-Q	10

Management's Discussion and Analysis	Consolidated Results of Operations

Other Non-Interest Income (Loss)
Mortgage Loans Gains (Losses)

The table below presents the components of mortgage loans gains (losses).
Table 4 - Components of Mortgage Loans Gains (Losses)

			Change				Change
(Dollars in millions)	2Q 2019	2Q 2018	$	%	YTD 2019	YTD 2018	$	%
Gains (losses) on certain loan purchase commitments	$613	$192	$421	219%	$1,003	$297	$706	238%
Gains (losses) on mortgage loans	928	162	766	473	1,469	(158)	1,627	1,030
Mortgage loans gains (losses)	$1,541	$354	$1,187	335%	$2,472	$139	$2,333	1,678%

■
2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - Increased due to fair value gains on multifamily held-for-sale mortgage loans and commitments driven by decreasing long-term interest rates, coupled with higher gains on sales of single-family seasoned loans.

Investment Securities Gains (Losses)

■	2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - Increased primarily due to gains on trading securities driven by decreasing long-term interest rates.
Debt Gains (Losses)

The table below presents the components of debt gains (losses).
Table 5 - Components of Debt Gains (Losses)

			Change				Change
(Dollars in millions)	2Q 2019	2Q 2018	$	%	YTD 2019	YTD 2018	$	%
Fair value changes	$67	$19	$48	253%	$63	$30	$33	110%
Gains (losses) on extinguishment of debt	(18)	147	(165)	(112)	1	257	(256)	(100)
Debt gains (losses)	$49	$166	($117)	(70)%	$64	$287	($223)	(78)%

■
2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - Decreased primarily due to losses from the extinguishment of fixed-rate debt securities of consolidated trusts, as long-term interest rates declined between the time of issuance and repurchase.

Derivative Gains (Losses)

The table below presents the components of derivative gains (losses).
Table 6 - Components of Derivative Gains (Losses)

			Change				Change
(Dollars in millions)	2Q 2019	2Q 2018	$	%	YTD 2019	YTD 2018	$	%
Fair value change in interest-rate swaps	($1,709)	$583	($2,292)	(393)%	($2,756)	$2,097	($4,853)	(231)%
Fair value change in option-based derivatives	648	(259)	907	350	461	(714)	1,175	165
Fair value change in other derivatives	(986)	135	(1,121)	(830)	(1,304)	1,051	(2,355)	(224)
Accrual of periodic cash settlements	(42)	(43)	1	2	(96)	(188)	92	49
Derivative gains (losses)	($2,089)	$416	($2,505)	(602)%	($3,695)	$2,246	($5,941)	(265)%

■
2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - Decreased as long-term interest rates declined. The interest rate decreases resulted in fair value losses on pay-fixed interest rate swaps, forward commitments to issue debt securities of consolidated trusts, and futures, which were partially offset by fair value gains on receive-fixed swaps and certain option-based derivatives. Additionally, our derivative volume increased during 2Q 2019 as we updated our interest-rate risk

Freddie Mac Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations

measures to include upfront fees (including buy-downs) related to single-family credit guarantee activity. This update introduced additional volatility which resulted in increased losses, partially offset by the effects of hedge accounting.
Benefit (Provision) for Credit Losses

■	2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - Remained relatively flat due to the strong credit performance of both our single-family and multifamily portfolios.
Other Comprehensive Income (Loss)

■	2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - Increased primarily due to fair value gains on available-for-sale securities as long-term interest rates declined.

Freddie Mac Form 10-Q	12

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.
Table 7 - Summarized Consolidated Balance Sheets

			Change
(Dollars in millions)	6/30/2019	12/31/2018	$	%
Assets:
Cash and cash equivalents	$3,427	$7,273	($3,846)	(53)%
Securities purchased under agreements to resell	52,698	34,771	17,927	52
Subtotal	56,125	42,044	14,081	33
Investments in securities, at fair value	69,639	69,111	528	1
Mortgage loans, net	1,964,690	1,926,978	37,712	2
Accrued interest receivable	6,784	6,728	56	1
Derivative assets, net	1,142	335	807	241
Deferred tax assets, net	6,416	6,888	(472)	(7)
Other assets	19,704	10,976	8,728	80
Total assets	$2,124,500	$2,063,060	$61,440	3%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,874	$6,652	$222	3%
Debt, net	2,105,335	2,044,950	60,385	3
Derivative liabilities, net	463	583	(120)	(21)
Other liabilities	7,002	6,398	604	9
Total liabilities	2,119,674	2,058,583	61,091	3
Total equity	4,826	4,477	349	8
Total liabilities and equity	$2,124,500	$2,063,060	$61,440	3%
Key Drivers:
As of June 30, 2019 compared to December 31, 2018:

■
Cash and cash equivalents and securities purchased under agreements to resell increased on a combined basis primarily due to higher near-term cash needs for upcoming debt maturities and anticipated calls of other debt.

■ Other assets increased primarily due to higher servicer receivables driven by an increase in mortgage loan payoffs reported but not yet remitted at the end of 2Q 2019 and a change in our servicing cycle in 2Q 2019 related to the implementation of Release 2 of the CSP and the Single Security Initiative.

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

Single-Family Guarantee
Business Overview

The following provides an update to the corresponding discussion in our 2018 Annual Report.
Products and Activities

Securitization and Guarantee Products
Implementation of Release 2 of the CSP and the Single Security Initiative resulted in changes to certain of our mortgage securities product offerings. Our mortgage securities products after implementation of the Single Security Initiative are described below. Refer to our 2018 Annual Report for more information on single-family products and activities.
Level 1 Securitization Products

■
UMBS - Single-class pass-through securities with a 55-day payment delay for TBA-eligible fixed-rate mortgage loans. We guarantee the timely payment of principal and interest on UMBS that we issue in exchange for a guarantee fee. We began issuing UMBS for all TBA-eligible fixed-rate mortgage loans on June 3, 2019.

■
55-day MBS - Single-class pass-through securities with a 55-day payment delay for non-TBA-eligible fixed-rate mortgage loans. We guarantee the timely payment of principal and interest on 55-day MBS that we issue in exchange for a guarantee fee. We began issuing 55-day MBS for all non-TBA-eligible fixed-rate mortgage loans on June 3, 2019.

■	PCs

●
Gold PCs - Single-class pass-through securities with a 45-day payment delay that we issued for fixed-rate mortgage loans prior to June 3, 2019. With the implementation of Release 2 of the CSP and the Single Security Initiative, we no longer issue Gold PCs. Existing Gold PCs are eligible for exchange into UMBS (for TBA-eligible securities) or 55-day MBS (for non-TBA-eligible securities).

●
ARM PCs - Single-class pass-through securities with a 75-day payment delay for ARM products. Implementation of Release 2 of the CSP and the Single Security Initiative did not affect our ARM PC offerings.

We offer (or previously offered) all of the above products through both guarantor and cash executions. All Level 1 securitization products are backed only by mortgage loans that we have acquired. See MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Products and Activities in our 2018 Annual Report for more information on our guarantor and cash executions.
Resecuritization Products
Similar to our Level 1 securitization products, we guarantee the payment of principal and interest to investors in our resecuritization products. We do not charge a guarantee fee for these securities if we already guarantee the underlying collateral since no additional credit risk is introduced, although we typically receive a transaction fee as compensation for creating the security and performing future administrative responsibilities. Upon implementation of Release 2 of the CSP and the Single Security Initiative, we have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payment of principal and interest on such products from underlying Fannie Mae securities. If Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, we would be responsible for making the payment. We do not charge an incremental guarantee fee to commingle Fannie Mae collateral in resecuritization transactions.
We offer the following types of resecuritization products:

■	Single-class resecuritization products - Involve the direct pass-through of all cash flows of the underlying collateral to the beneficial interest holders and include:

●
Supers - Resecuritizations of UMBS and certain other mortgage securities. This structure allows commingling of Freddie Mac and Fannie Mae collateral, where newly issued or exchanged UMBS and Supers issued by us or Fannie Mae may be commingled to back Supers issued by us or Fannie Mae. Supers can be backed by:

–	UMBS and/or other Supers issued by us or Fannie Mae;

–	Existing TBA-eligible Fannie Mae "MBS" and/or "Megas"; and/or

–	UMBS and Supers that we have issued in exchange for TBA-eligible PCs and Giant PCs that have been delivered to us in response to our exchange offer.

●	Giant MBS - Resecuritizations of:

–	Newly issued 55-day MBS and/or Giant MBS; and/or

Freddie Mac Form 10-Q	15

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

–	55-day MBS and/or Giant MBS that we have issued in exchange for non-TBA-eligible PCs and non-TBA-eligible Giant PCs that have been delivered to us in response to our exchange offer.

●
Giant PCs - Resecuritizations of previously issued PCs or Giant PCs. Although we no longer issue Gold PCs, existing Gold PCs may continue to be resecuritized into Giant PCs. In addition, ARM PCs may continue to be resecuritized into ARM Giant PCs. Fixed-rate Giant PCs are eligible for exchange into Supers (for TBA-eligible securities) or Giant MBS (for non-TBA-eligible securities).

■	Multiclass resecuritization products

●
REMICs - Resecuritizations of previously issued mortgage securities that divide all cash flows of the underlying collateral into two or more classes of varying maturities, payment priorities, and coupons. This structure allows commingling of TBA-eligible Freddie Mac and Fannie Mae collateral.

●
Strips - Resecuritizations of previously issued Level 1 securitization products or single-class resecuritization products and issuance of stripped securities, including principal-only and interest-only securities or floating rate and inverse floating rate securities, backed by the cash flows from the underlying collateral. This structure allows commingling of TBA-eligible Freddie Mac and Fannie Mae collateral.

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

Percentage of Single-Family Loan Purchases and Guarantees by Loan Purpose

■
2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - Our loan purchase and guarantee activity increased due to higher home purchase volume and increased refinance activity, driven by the declining average mortgage interest rates in recent quarters.

Freddie Mac Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio

■
The single-family credit guarantee portfolio increased at an annualized rate of approximately 4% between December 31, 2018 and June 30, 2019 driven by an increase in U.S. single-family mortgage debt outstanding as a result of continued home price appreciation and our increased share of the single-family mortgage market. New business acquisitions had a higher average loan size compared to older vintages that continued to run off.

■	The core single-family loan portfolio grew to 83% of the single-family credit guarantee portfolio at June 30, 2019, compared to 82% at December 31, 2018.

■	The legacy and relief refinance single-family loan portfolio declined to 17% of the single-family credit guarantee portfolio at June 30, 2019, compared to 18% at December 31, 2018.

Freddie Mac Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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

■
2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - The average portfolio Segment Earnings guarantee fee rate increased due to an increase in the recognition of upfront fees driven by a higher prepayment rate and an increase in average contractual guarantee fees caused by the run off of older vintages with lower contractual guarantee fees.

Freddie Mac Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Average Guarantee Fee Rate(1) Charged on New Acquisitions
(In bps)
(1) Excludes the legislated 10 basis point increase in guarantee fees.

■
2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - The average guarantee fee rate charged on new acquisitions increased primarily due to an enhancement in our estimation methodology related to recognition of buy-up fees in 2Q 2019.

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
The following table presents the issuance amounts during 2Q 2019 on the protected UPB and maximum coverage by loss position associated with CRT transactions for loans in our single-family credit guarantee portfolio.
Table 8 - Single-Family Credit Guarantee Portfolio CRT Issuance

	Issuance for the Three Months Ended June 30, 2019
	Protected UPB(1)	Maximum Coverage(2)
(In millions)	Total	First Loss(3)	Mezzanine	Total
CRT Activities:
STACR Trust transactions	$25,286	$419	$617	$1,036
ACIS® transactions	45,162	184	427	611
Senior subordinate securitization structures	3,105	220	303	523
Other	8,109	272	241	513
Less: UPB with more than one type of CRT activity	(39,986)	—	—	—
Total CRT Activities	$41,676	$1,095	$1,588	$2,683

(1)
For STACR Trust and ACIS transactions, represents the UPB of the assets included in the reference pool. For senior subordinate securitization structure transactions, represents the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities.

(2)
For STACR Trust transactions, represents the balance held by third parties at issuance. For ACIS transactions, represents the aggregate limit of insurance purchased from third parties at issuance. For senior subordinate securitization structure transactions, represents the UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.

(3)	First loss includes the most subordinate securities (i.e., B tranches) in our STACR Trust transactions and their equivalent in ACIS and Other CRT transactions.
We retained exposure to $39.0 billion of the protected UPB for the CRT issuances during 2Q 2019, including first loss and mezzanine positions.
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
The tables below provide information on the total protected UPB and maximum coverage associated with credit enhanced loans in our single-family credit guarantee portfolio, measured by UPB, that were covered by one or more forms of credit enhancements as of June 30, 2019 and December 31, 2018, respectively. See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk of the Single-Family Credit Guarantee Portfolio to Investors in New and Innovative Ways in our 2018 Annual Report and Note 6 in this Form 10-Q and our 2018 Annual Report for additional information about our single-family credit enhancements.
Table 9 - Details of Credit Enhanced Loans in Our Single-Family Credit Guarantee Portfolio

	Outstanding as of June 30, 2019
	Protected UPB(1)	Percentage of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
(In millions)	Total	Total	First Loss(3)	Mezzanine	Total
CRT Activities:
STACR debt notes	$580,537	30%	$2,211	$14,632	$16,843
STACR Trust transactions	239,635	12	2,562	5,317	7,879
ACIS transactions	867,937	45	1,970	8,134	10,104
Senior subordinate securitization structures	42,760	2	2,144	2,385	4,529
Other	20,628	1	5,290	444	5,734
Less: UPB with more than one type of CRT activity	(777,531)	(40)	—	—	—
Total CRT Activities	$973,966	50%	$14,177	$30,912	$45,089

Other Credit Enhancements:
Primary Mortgage Insurance	$396,809	21%	$101,737	—	$101,737
Other	2,359	—	1,261	—	1,261
Less: UPB with both CRT and other credit enhancements	(288,792)	(15)	—	—	—
Single-family credit guarantee portfolio with credit enhancement	1,084,342	56	117,175	30,912	148,087
Single-family credit guarantee portfolio without credit enhancement	850,237	44	—	—	—
Total	$1,934,579	100%	$117,175	$30,912	$148,087
Referenced footnotes are included after the next table.

Freddie Mac Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

	Outstanding as of December 31, 2018
	Protected UPB(1)	Percentage of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
(In millions)	Total	Total	First Loss(3)	Mezzanine	Total
CRT Activities:
STACR debt notes	$605,263	32%	$2,155	$15,441	$17,596
STACR Trust transactions	161,152	8	1,622	3,404	5,026
ACIS transactions	807,885	43	1,552	7,571	9,123
Senior subordinate securitization structures	39,860	2	1,807	2,046	3,853
Other	18,136	1	5,049	340	5,389
Less: UPB with more than one type of CRT activity	(736,334)	(39)	—	—	—
Total CRT Activities	$895,962	47%	$12,185	$28,802	$40,987

Other Credit Enhancements:
Primary Mortgage Insurance	$378,594	20%	$96,996	—	$96,996
Other	2,642	—	1,341	—	1,341
Less: UPB with both CRT and other credit enhancements	(254,774)	(13)	—	—	—
Single-family credit guarantee portfolio with credit enhancement	1,022,424	54	110,522	28,802	139,324
Single-family credit guarantee portfolio without credit enhancement	873,762	46	—	—	—
Total	$1,896,186	100%	$110,522	$28,802	$139,324

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

■
We had coverage remaining of $148.1 billion and $139.3 billion on our single-family credit guarantee portfolio as of June 30, 2019 and December 31, 2018, respectively. CRT transactions provided 30.4% and 29.4% of the coverage remaining at those dates.

■	As of June 30, 2019, we had cumulatively transferred a portion of credit risk on nearly $1.3 trillion of our single-family mortgages, based upon the UPB at issuance of the CRT transactions.

●	FHFA's conservatorship capital needed for credit risk was reduced by approximately 70% through CRT transactions on new business activity in the twelve months ended June 30, 2018.

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

■
During YTD 2019, we paid $327 million in interest expense, net of reinvestment income, on our outstanding STACR debt notes and $325 million in premium expense for ACIS and STACR Trust contracts, compared to $334 million in interest expense, net of reinvestment income, on our outstanding STACR debt notes and $144 million in premium expense for ACIS and STACR Trust contracts during YTD 2018.

■	As of June 30, 2019, we had experienced minimal write-downs on our STACR transactions and have filed minimal claims for reimbursement of losses under our ACIS transactions.

Freddie Mac Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Mortgage Loan Credit Risk

Certain combinations of loan attributes can indicate a higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores. The following table presents the combination of credit score and current LTV (CLTV) ratio attributes of loans in our single-family credit guarantee portfolio.
Table 10 - Single-Family Credit Guarantee Portfolio Attribute Combinations for Higher Risk Loans

	June 30, 2019
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Credit score)	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate	% Modified
Core single-family loan portfolio:
< 620	0.3%	2.12%	—%	NM	—%	NM	0.3%	2.34%	3.6%
620 to 659	2.1	1.08	0.3	1.29	—	NM	2.4	1.11	2.0
≥ 660	69.7	0.18	10.9	0.24	—	NM	80.6	0.18	0.3
Not available	0.1	1.17	—	NM	—	NM	0.1	2.24	3.8
Total	72.2%	0.22%	11.2%	0.30%	—%	NM	83.4%	0.23%	0.4%

Legacy and relief refinance single-family loan portfolio:
< 620	1.1%	3.85%	0.2%	8.43%	0.1%	14.33%	1.4%	4.56%	20.7%
620 to 659	1.6	2.94	0.2	7.01	0.1	12.01	1.9	3.47	18.5
≥ 660	11.9	1.07	1.0	3.58	0.3	6.03	13.2	1.25	6.7
Not available	0.1	4.26	—	NM	—	NM	0.1	4.58	19.8
Total	14.7%	1.54%	1.4%	4.82%	0.5%	8.43%	16.6%	1.82%	9.4%

(1)	NM - Not meaningful due to the percentage of the portfolio rounding to zero.
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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $0.8 billion and $0.9 billion of security collateral underlying our other securitization products at June 30, 2019 and December 31, 2018, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between the prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, as part of our relief refinance initiative, or as part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to June 30, 2019, we have purchased approximately $36.4 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio.

Freddie Mac Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.
Table 11 - Alt-A Loans in Our Single-Family Credit Guarantee Portfolio

	June 30, 2019				December 31, 2018
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$22.4	62%	21.5%	3.94%	$23.9	63%	23.2%	4.13%
The UPB of Alt-A loans in our single-family credit guarantee portfolio is continuing to decline due to borrowers refinancing into other mortgage products, foreclosure sales, and other liquidation events.
Single-Family Loan Performance

Serious Delinquency Rates

Percentage of Single-Family Loans One Month and Two Months Past Due

■
The total serious delinquency rate on our single-family credit guarantee portfolio was 0.63% as of June 30, 2019. However, 34% of the seriously delinquent loans at June 30, 2019 were covered by credit enhancements designed to reduce our credit risk exposure. See Note 4 for additional information on our single-family delinquency rates.

■
Our total single-family serious delinquency rate was lower as of June 30, 2019 compared to June 30, 2018 due to our continued loss mitigation efforts, sales of certain seriously delinquent loans, home price appreciation, a low unemployment rate, and the reduced impacts from the hurricanes in the third quarter of 2017. This improvement was also driven by the continued shift in the single-family credit guarantee portfolio mix, as the legacy and relief refinance single-family loan portfolio runs off and we add higher credit quality loans to our core single-family loan portfolio.

■
The percentage of single-family loans one month past due can be volatile due to servicer reporting methodologies, seasonality, and other factors that may not be predictive of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due. The percentage of loans two months past due was relatively flat from June 30, 2018 to June 30, 2019.

Freddie Mac Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Performance

The table below contains certain credit performance metrics for our single-family credit guarantee portfolio.
Table 12 - Single-Family Credit Guarantee Portfolio Credit Performance Metrics

(Dollars in millions)	2Q 2019	2Q 2018	YTD 2019	YTD 2018
Charge-offs, gross	$244	$599	$849	$971
Recoveries	(128)	(126)	(234)	(222)
Charge-offs, net	116	473	615	749
REO operations expense	81	15	114	49
Total credit losses	$197	$488	$729	$798

Total credit losses (in bps)	3.6	10.5	7.5	8.6
The table below summarizes the carrying value for individually impaired single-family loans on our condensed consolidated balance sheets for which we have recorded an allowance determined on an individual basis.
Table 13 - Single-Family Individually Impaired Loans with an Allowance Recorded

	June 30, 2019		June 30, 2018
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	290,255	$42,254	364,704	$54,415
New additions	16,508	2,577	36,796	5,819
Repayments and reclassifications to held-for-sale	(33,296)	(5,764)	(27,650)	(4,532)
Foreclosure sales and foreclosure alternatives	(2,537)	(344)	(4,203)	(566)
TDRs, at June 30	270,930	38,723	369,647	55,136
Loans impaired upon purchase	2,331	150	4,031	265
Total impaired loans with an allowance recorded	273,261	38,873	373,678	55,401
Allowance for loan losses		(3,599)		(6,592)
Net investment, at June 30		$35,274		$48,809
The tables below present information about the UPB of single-family TDRs and non-accrual loans on our condensed consolidated balance sheets.
Table 14 - Single-Family TDR and Non-Accrual Loans

(In millions)	June 30, 2019	December 31, 2018
TDRs on accrual status	$38,639	$41,839
Non-accrual loans	10,483	11,197
Total TDRs and non-accrual loans	$49,122	$53,036

Allowance for loan losses associated with:
TDRs on accrual status	$3,006	$3,612
Non-accrual loans	794	1,003
Total	$3,800	$4,615

(In millions)	YTD 2019	YTD 2018
Foregone interest income on TDRs and non-accrual loans(1)	$527	$742

(1)
Represents the amount of interest income that we did not recognize but would have recognized during the period for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.

■	As of June 30, 2019, 43% of the allowance for loan losses for single-family mortgage loans related to interest rate concessions provided to borrowers as part of loan modifications.

■	Most of our modified single-family loans, including TDRs, were current and performing at June 30, 2019.

■
We expect our allowance for loan losses associated with existing single-family TDRs to decline over time as we continue to sell reperforming loans. In addition, the allowance for loan losses will decline as borrowers continue to make monthly payments under the modified terms and interest rate concessions are amortized into earnings.

■	See Note 4 for information on our single-family allowance for loan losses.

Freddie Mac Form 10-Q	26

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

Loan Workout Activity
(UPB in billions, number of loan workouts in thousands)

■	2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - Our loan workout activity decreased driven by the reduced impact from the hurricanes in the third quarter of 2017.

■	We continue our loss mitigation efforts through our relief refinance, modification, and other initiatives.
REO Activity

The table below presents a summary of our single-family REO activity.
Table 15 - Single-Family REO Activity

	2Q 2019		2Q 2018		YTD 2019		YTD 2018
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	6,714	$754	7,718	$840	7,100	$780	8,299	$900
Additions	1,983	194	2,744	266	4,139	402	5,364	512
Dispositions	(2,828)	(282)	(3,327)	(329)	(5,370)	(516)	(6,528)	(635)
Ending balance — REO	5,869	666	7,135	777	5,869	666	7,135	777
Beginning balance, valuation allowance		(10)		(9)		(11)		(14)
Change in valuation allowance		4		3		5		8
Ending balance, valuation allowance		(6)		(6)		(6)		(6)
Ending balance — REO, net		$660		$771		$660		$771

■
2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - Our REO ending inventory declined primarily due to a decrease in REO acquisitions driven by fewer loans in foreclosure and a large proportion of property sales to third parties at foreclosure.

Freddie Mac Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Single-family Guarantee segment.
Table 16 - Single-Family Guarantee Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2019	2Q 2018	$	%	YTD 2019	YTD 2018	$	%
Guarantee fee income	$1,889	$1,666	$223	13%	$3,522	$3,256	$266	8%
Benefit (provision) for credit losses	79	120	(41)	(34)	87	161	(74)	(46)
Financial instrument gains (losses)(1)	77	20	57	285	15	48	(33)	(69)
Other non-interest income (loss)	269	124	145	117	518	205	313	153
Administrative expense	(400)	(363)	(37)	(10)	(774)	(699)	(75)	(11)
REO operations income (expense)	(86)	(20)	(66)	(330)	(124)	(59)	(65)	(110)
Other non-interest expense	(625)	(400)	(225)	(56)	(1,113)	(779)	(334)	(43)
Segment Earnings before income tax expense	1,203	1,147	56	5	2,131	2,133	(2)	—
Income tax (expense) benefit	(248)	(232)	(16)	(7)	(436)	(432)	(4)	(1)
Segment Earnings, net of taxes	955	915	40	4	1,695	1,701	(6)	—
Total other comprehensive income (loss), net of tax	(2)	(2)	—	—	(6)	(6)	—	—
Total comprehensive income (loss)	$953	$913	$40	4%	$1,689	$1,695	($6)	—%

(1)	Consists of fair value gains and losses on debt for which we have elected the fair value option and derivatives.
Key Business Drivers:
■ 2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018

●	Higher guarantee fee income due to increased upfront fee amortization income and continued growth in our single-family credit guarantee portfolio.

●	Higher other non-interest income primarily due to higher gains on single-family seasoned loan reclassifications between held-for-investment and held-for-sale.

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

■
Outstanding commitments, including index lock commitments and commitments to purchase or guarantee multifamily assets, were $24.2 billion and $20.9 billion as of June 30, 2019 and June 30, 2018, respectively. Both period-end balances include loan purchase commitments for which we have elected the fair value option.

■
The combination of our new business activity and outstanding commitments was higher during 2Q 2019 and YTD 2019 compared to 2Q 2018 and YTD 2018 due to continued strong demand for multifamily financing and healthy multifamily market fundamentals resulting in continued growth in overall multifamily mortgage debt outstanding.

■
Excluding our LIHTC new business activity, approximately 47% and 45% of our new business activity in 2Q 2019 and YTD 2019, respectively, counted towards the 2019 Conservatorship Scorecard production cap, while the remaining 53% and 55% was considered uncapped.

Freddie Mac Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Multifamily

■
Approximately 92% and 95% of our new loan purchase activity in 2Q 2019 and 2Q 2018, respectively, was classified as held-for-sale and intended for our securitization pipeline. This purchase activity in 2Q 2019, combined with market demand for our securities, will be a driver for securitizations in the second half of 2019.

Multifamily Portfolio and Market Support

Multifamily Market Support
The following table summarizes our support of the multifamily market.
Table 17 - Multifamily Market Support

(In millions)	June 30, 2019	December 31, 2018
Guarantee portfolio	$248,867	$237,323
Mortgage-related investments portfolio:
Unsecuritized mortgage loans held-for-sale	21,855	23,959
Unsecuritized mortgage loans held-for-investment	9,675	10,828
Mortgage-related securities(1)	6,099	7,385
Total mortgage-related investments portfolio	37,629	42,172
Other investments(2)	1,587	708
Total multifamily portfolio	288,083	280,203
Add: Unguaranteed securities(3)	37,558	35,835
Less: Acquired mortgage-related securities(4)	(5,900)	(7,160)
Total multifamily market support	$319,741	$308,878

(1)	Includes mortgage-related securities acquired by us from our securitizations.

(2)	Includes the carrying value of LIHTC investments and the UPB of non-mortgage loans, including financing provided to whole loan funds.

(3)	Reflects the UPB of unguaranteed securities issued as part of our securitizations and amounts related to loans sold to whole loan funds that were not financed by Freddie Mac.

(4)
Reflects the UPB of mortgage-related securities that were both issued as part of our securitizations and acquired by us. This UPB must be removed to avoid double-counting the exposure, as it is already reflected within the guarantee portfolio or unguaranteed securities.

■
Our total multifamily portfolio increased during YTD 2019, primarily due to our strong loan purchase and securitization activity. We expect continued growth in our total portfolio in 2019 as purchase and securitization activities should outpace run off.

■
At June 30, 2019, approximately 79% of our held-for-sale loans and held-for-sale loan commitments, both of which are measured at fair value, were fixed-rate, while the remaining 21% were floating-rate.

■	We expect our guarantee portfolio to continue to grow as a result of ongoing securitizations driven by continued strong new business activity.

Freddie Mac Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield

Net Interest Yield Earned & Average Investment Portfolio Balance
(Weighted average balance in billions)

■	2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018

●	Net interest yield remained relatively flat.

●	The weighted average portfolio balance of interest-earning assets decreased due to the run-off of our held-for-investment loans, partially offset by an increase in held-for-sale loans.

Freddie Mac Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Multifamily

K Certificate Benchmark Spreads

K Certificate Benchmark Spreads

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

■	K Certificate benchmark spreads tightened during 2Q 2019 compared to 2Q 2018, primarily resulting in fair value gains on our mortgage loans and commitments.

Freddie Mac Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Multifamily

Risk Transfer Activity

UPB of Assets Subject to Risk Transfer Activity
(UPB in billions)

Freddie Mac Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Risk Transfer Activity(1)
(UPB in billions)

(1) The amounts disclosed in the graph above represent the net credit risk transferred to third parties.

■	2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018 - The UPB of our primary risk transfer securitization transactions remained relatively flat.

■	As of June 30, 2019, we had cumulatively transferred a large majority of credit risk on the multifamily guarantee portfolio.

●
Conservatorship capital needed for credit risk was reduced by approximately 90% through CRT transactions on new business activity in the twelve months ended June 30, 2018; we plan similar risk reduction transactions for this year's new business activity.

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

■
In addition to transferring a large majority of credit risk, nearly all of our risk transfer securitization activities also shifted substantially all of the interest-rate and liquidity risk associated with the underlying collateral away from Freddie Mac to third-party investors.

Freddie Mac Form 10-Q	34

Management's Discussion and Analysis	Our Business Segments | Multifamily

Guarantee Activities

New Guarantee Activity
(In billions)

Remaining Unearned Guarantee Fees
(In billions)

■
We earn guarantee fees in exchange for providing our guarantee of some or all of the securities we issue as part of our risk transfer securitization activities. Each time we enter into a financial guarantee contract, we initially recognize an unearned guarantee fee asset on our balance sheet, which represents the present value of future guarantee fees we expect to receive in cash. We recognize these fees in Segment Earnings over the remaining average guarantee term, which was eight years as of June 30, 2019. While we expect to collect these future fees based on historical performance, the actual amount collected will depend on the credit and prepayment performance of the underlying collateral subject to our financial guarantee.

■	New unearned guarantee fee assets remained relatively flat during 2Q 2019 and YTD 2019 compared to 2Q 2018 and YTD 2018.

■
The balance of unearned guarantee fees increased during YTD 2019 due to the continued growth of our multifamily guarantee business, as our risk transfer securitization volume continued to be strong, outpacing run off.

Freddie Mac Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Multifamily segment.
Table 18 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2019	2Q 2018	$	%	YTD 2019	YTD 2018	$	%
Net interest income	$266	$295	($29)	(10)%	$513	$566	($53)	(9)%
Guarantee fee income	222	204	18	9	438	399	39	10
Benefit (provision) for credit losses	(1)	2	(3)	(150)	(2)	18	(20)	(111)
Financial instrument gains (losses)(1)	27	263	(236)	(90)	(2)	424	(426)	(100)
Administrative expense	(120)	(106)	(14)	(13)	(232)	(206)	(26)	(13)
Other non-interest income (expense)	89	32	57	178	182	83	99	119
Segment Earnings before income tax expense	483	690	(207)	(30)	897	1,284	(387)	(30)
Income tax (expense) benefit	(100)	(140)	40	29	(184)	(261)	77	30
Segment Earnings, net of taxes	383	550	(167)	(30)	713	1,023	(310)	(30)
Total other comprehensive income (loss), net of tax	57	(24)	81	338	122	(92)	214	233
Total comprehensive income (loss)	$440	$526	($86)	(16)%	$835	$931	($96)	(10)%

(1)	Consists of fair value gains and losses on loan purchase commitments, mortgage loans and debt for which we have elected the fair value option, certain investment securities, and derivatives.
Key Business Drivers:

■	2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018

●	Decrease in net interest income primarily due to a decline in our weighted average portfolio balance of interest-earning assets.

●	Increase in guarantee fee income driven by continued growth in our multifamily guarantee portfolio.

●
Decrease in fair value gains during 2Q 2019, primarily driven by lower spread-related fair value gains, net of spread hedging costs, on held-for-sale loans and commitments coupled with spread-related fair value losses due to spread widening on certain available-for-sale securities (which are recorded in other comprehensive income). Decrease in fair value gains during YTD 2019, primarily driven by spread-related fair value losses due to spread widening on certain available-for-sale securities.

●	Increase in other non-interest income primarily driven by lower losses on the fair value of the recognized unearned guarantee fee assets in the 2019 periods due to declining interest rates.

Freddie Mac Form 10-Q	36

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Capital Markets
Business Results

The graphs and related discussion below present the business results of our Capital Markets segment.
Investing Activity

The following graphs present the Capital Markets segment's total investments portfolio and the composition of its mortgage investments portfolio by liquidity category.
Investments Portfolio

Mortgage Investments Portfolio

■
The balance of our mortgage investments portfolio remained relatively flat from December 31, 2018 to June 30, 2019. See Conservatorship and Related Matters - Managing Our Mortgage-Related Investments Portfolio for additional details.

■
The balance of our other investments portfolio increased by 30.9%, primarily due to higher near-term cash needs as of June 30, 2019 compared to December 31, 2018 for upcoming debt maturities and anticipated calls of other debt.

■
The percentage of less liquid assets relative to our total mortgage investments portfolio declined from 26.6% at December 31, 2018 to 22.3% at June 30, 2019, primarily due to repayments, sales, and securitizations of our less liquid assets. We continued to actively reduce our holdings of less liquid assets during 2Q 2019 by selling $3.6 billion of reperforming loans. Our sales of reperforming loans involved securitization of the loans using senior subordinate securitization structures.

■	The overall liquidity of our mortgage investments portfolio continued to improve as our less liquid assets decreased while our liquid assets increased during 2Q 2019.

■
We continue to participate in transactions that support the development of SOFR as an alternative rate to LIBOR. These transactions include investment in and issuance of SOFR indexed floating-rate debt securities and execution of SOFR indexed derivatives.

Freddie Mac Form 10-Q	37

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balances
(UPB in billions)

■	2Q 2019 vs. 2Q 2018 - Net interest yield decreased 8 basis points primarily due to an increase in the percentage of our other investments portfolio relative to our total investments portfolio.

■	YTD 2019 vs. YTD 2018 - Net interest yield remained unchanged.
■ Net interest yield for the Capital Markets segment is not affected by our hedge accounting programs, due to reclassifications made for Segment Earnings. See Note 13 in our 2018 Annual Report for more information.

Freddie Mac Form 10-Q	38

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Capital Markets segment.
Table 19 - Capital Markets Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2019	2Q 2018	$	%	YTD 2019	YTD 2018	$	%
Net interest income	$747	$794	($47)	(6)%	$1,505	$1,565	($60)	(4)%
Investment securities gains (losses)	367	(225)	592	263	562	(188)	750	399
Debt gains (losses)	(3)	126	(129)	(102)	(10)	231	(241)	(104)
Derivative gains (losses)	(990)	309	(1,299)	(420)	(1,657)	1,611	(3,268)	(203)
Other non-interest income (expense)	190	393	(203)	(52)	426	356	70	20
Administrative expense	(99)	(89)	(10)	(11)	(191)	(173)	(18)	(10)
Segment Earnings before income tax expense	212	1,308	(1,096)	(84)	635	3,402	(2,767)	(81)
Income tax (expense) benefit	(44)	(270)	226	84	(130)	(697)	567	81
Segment Earnings, net of taxes	168	1,038	(870)	(84)	505	2,705	(2,200)	(81)
Total other comprehensive income (loss), net of tax	265	(42)	307	731	462	(746)	1,208	162
Total comprehensive income (loss)	$433	$996	($563)	(57)%	$967	$1,959	($992)	(51)%
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
Table 20 - Capital Markets Segment Interest Rate-Related and Market Spread-Related Fair Value Changes, Net of Tax

			Change				Change
(Dollars in billions)	2Q 2019	2Q 2018	$	%	YTD 2019	YTD 2018	$	%
Interest rate-related	($0.2)	($0.1)	($0.1)	(100)%	($0.1)	($0.1)	$—	—%
Market spread-related	0.1	—	0.1	N/A	0.1	0.2	(0.1)	(50)
Key Business Drivers:

■	2Q 2019 vs. 2Q 2018 and YTD 2019 vs. YTD 2018

●	Net interest income was relatively unchanged.

●
Relatively flat interest rate-related fair value losses. Long-term interest rates decreased during the 2019 periods compared to increases during the 2018 periods, resulting in fair value gains on many of our investments in securities (some of which are recorded in other comprehensive income) and fair value losses on derivatives. The net amount of these changes in fair value was mostly offset by the change in the fair value of the hedged items attributable to interest-rate risk in our hedge accounting programs. Additionally, our derivative volume increased during 2Q 2019 as we updated our interest-rate risk measures to include upfront fees (including buy-downs) related to single-family credit guarantee activity. This update introduced additional volatility which resulted in increased losses, partially offset by the effects of hedge accounting.

●	Lower spread related gains primarily due to spread widening on our agency securities combined with less spread tightening on a lower balance of our non-agency securities.

●
Decrease in debt gains (losses) primarily due to lower gains from the extinguishment of fixed-rate debt securities of consolidated trusts, as long-term interest rates declined between the time of issuance and repurchase.

● Decrease in non-interest income during 2Q 2019 primarily due to recognition of a gain from a final judgment against Nomura Holding America, Inc. in litigation involving certain of our non-agency mortgage-related securities during 2Q 2018 combined with lower net amortization income driven by the timing differences in amortization related to prepayment between debt of consolidated trusts and the underlying mortgage loans. For further discussion on timing differences in amortization, see MD&A - Consolidated Results of Operations in our 2018 Annual Report. Non-interest income increased during YTD 2019 primarily due to the reduced effect of the mismatch related to fair value hedge accounting, partially offset by lower net amortization income.

Freddie Mac Form 10-Q	39

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
Risk is an inherent part of our business activities. We are exposed to the following key types of risk: credit risk, operational risk, market risk, liquidity risk, strategic risk, and reputation risk.
For more discussion of these and other risks facing our business and our enterprise risk framework, see MD&A - Risk Management in our 2018 Annual Report and Liquidity and Capital Resources and Risk Factors in this Form 10-Q and our 2018 Annual Report. See below for updates since our 2018 Annual Report.
Credit Risk
Overview

Credit risk is the risk associated with the inability or failure of a borrower, issuer, or counterparty to meet its financial and/or contractual obligations. We are exposed to mortgage credit risk and counterparty credit risk.
We are exposed to counterparty credit risk, which is a type of institutional credit risk, as a result of our contracts with sellers and servicers, credit enhancement providers (i.e., mortgage insurers), financial intermediaries, clearinghouses, and other counterparties.
Counterparty Credit Risk

Single Security Initiative
The Single Security Initiative has increased our counterparty credit risk exposure to Fannie Mae. With the implementation of the Single Security Initiative, we now have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. If Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, we would be responsible for making the payment. We will be dependent on FHFA, Fannie Mae, and Treasury (pursuant to Fannie Mae's and our respective Purchase Agreements with Treasury) to avoid a liquidity event or default. We are not planning to modify our liquidity strategies to address the possibility of non-timely payment by Fannie Mae.
For additional information on the Single Security Initiative and the associated risks, see MD&A - Our Business Segments - Single-Family Guarantee in this Form 10-Q and Risk Factors in this Form 10-Q and our 2018 Annual Report.
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
Interest-Rate Risk

Our primary interest-rate risk measures are duration gap and Portfolio Value Sensitivity (PVS). Duration gap measures the difference in price sensitivity to interest rate changes between our financial assets and liabilities and is expressed in months relative to the value of assets. PVS is our estimate of the change in the value of our financial assets and liabilities from an instantaneous shock to interest rates, assuming spreads are held constant and no rebalancing actions are undertaken. PVS is measured in two ways, one measuring the estimated sensitivity of our portfolio value to a 50 basis point parallel movement in interest rates (PVS-L) and the other to a non-parallel movement resulting from a 25 basis point change in slope of the LIBOR yield curve (PVS-YC). While we believe that duration gap and PVS are useful risk management tools, they should be understood as estimates rather than as precise measurements.

Freddie Mac Form 10-Q	40

Management's Discussion and Analysis	Risk Management

The following tables provide our duration gap, estimated point-in-time and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The tables below also provide PVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.
Table 21 - PVS-YC and PVS-L Results Assuming Shifts of the LIBOR Yield Curve

	June 30, 2019			December 31, 2018
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets:
Investments	($353)	$5,136	$10,625	($536)	$5,792	$11,761
Guarantees(2)	(310)	682	1,308	89	(425)	(773)
Total Assets	(663)	5,818	11,933	(447)	5,367	10,988
Liabilities	(3)	(1,559)	(3,244)	(109)	(1,889)	(3,948)
Derivatives	690	(4,253)	(8,696)	560	(3,446)	(6,917)
Total	$24	$6	($7)	$4	$32	$123

PVS	$24	$6	$—	$4	$32	$123

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

(2)	Represents the interest-rate risk from our single-family guarantee portfolio, which includes buy-ups, float, and, beginning in 2Q 2019, upfront fees (including buy-downs).
Table 22 - Duration Gap and PVS Results

	2Q 2019			2Q 2018
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	2.2	$102	$275	(0.1)	$12	$23
Minimum	(0.8)	—	—	(0.4)	—	—
Maximum	8.6	345	950	0.2	31	77
Standard deviation	2.7	120	310	0.1	7	21

	YTD 2019			YTD 2018
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	1.2	$57	$147	(0.1)	$10	$16
Minimum	(0.8)	—	—	(0.4)	—	—
Maximum	8.6	345	950	0.2	31	77
Standard deviation	2.2	97	256	0.1	7	18
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.

Freddie Mac Form 10-Q	41

Management's Discussion and Analysis	Risk Management

Table 23 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
June 30, 2019	$4,259	$6	($4,253)
December 31, 2018	3,478	32	(3,446)
In April 2019, we updated our interest-rate risk measures to include upfront fees (including buy-downs) related to single-family credit guarantee activity as we have changed our strategy to incorporate upfront fees into our asset and liability interest-rate risk management strategy and definition.
As anticipated, we hedged the upfront fees interest-rate risk (which is included in the Guarantees line in Table 21) over several weeks resulting in temporarily higher than normal duration gap, PVS-L, and PVS-YC levels. However, these levels returned to our historical averages by the end of 2Q 2019 as we completed our hedging of upfront fees interest-rate risk. The inclusion of upfront fees increased our derivative volume resulting in a larger effect of derivatives on our PVS-L (50 bps).
In addition, we continue to consider further modifying our interest-rate risk measures to include net worth, which is not currently incorporated in our asset and liability interest-rate risk management strategy and definition.
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
Interest-Rate Volatility

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, our GAAP financial results are still subject to significant earnings variability from period to period. Based upon the composition of our financial assets and liabilities, including derivatives, at June 30, 2019, we generally recognize fair value losses in GAAP earnings when interest rates decline.
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
Table 24 - Estimated Net Interest Rate Effect on Comprehensive Income (Loss)

(In billions)	2Q 2019	2Q 2018	YTD 2019	YTD 2018
Interest-rate effect on derivative fair values	($4.3)	$1.1	($6.5)	$4.1
Estimate of offsetting interest-rate effect related to financial instruments measured at fair value(1)	1.9	(0.7)	3.1	(2.6)
Gains (losses) on mortgage loans and debt in fair value hedge relationships	2.2	(0.6)	3.3	(1.8)
Amortization of deferred hedge accounting gains and losses	—	0.1	—	0.1
Income tax (expense) benefit	—	—	—	—
Estimated net interest rate effect on comprehensive income (loss)	($0.2)	($0.1)	($0.1)	($0.2)

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

Freddie Mac Form 10-Q	42

Management's Discussion and Analysis	Risk Management

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
■ At June 30, 2019, the GAAP adverse scenario before fair value hedge accounting was a parallel shift in which rates decrease by 100 basis points, while the adverse scenario after fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points.
■ At June 30, 2018, the GAAP adverse scenario before and after fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points.
The results of this evaluation are shown in the table below. Our GAAP adverse scenarios before hedge accounting and after hedge accounting increased due to our use of additional derivatives in 2Q 2019 as we updated our interest-rate risk measures to include upfront fees (including buy-downs) related to single-family credit guarantee activity.
Table 25 - GAAP Adverse Scenario Before and After Hedge Accounting

	GAAP Adverse Scenario (Before-Tax)
(Dollars in billions)	Before Hedge Accounting	After Hedge Accounting	% Change
June 30, 2019	($4.6)	($0.8)	82%
June 30, 2018	(3.4)	(0.5)	86
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
Table 26 - Estimated Spread Effect on Comprehensive Income (Loss)

(In billions)	2Q 2019	2Q 2018	YTD 2019	YTD 2018
Capital Markets	$0.1	$—	$0.1	$0.2
Multifamily	(0.1)	0.1	(0.2)	0.1
Single-family Guarantee(1)	—	—	—	—
Spread effect on comprehensive income (loss)	$—	$0.1	($0.1)	$0.3

(1)	Represents spread exposure on certain STACR debt securities for which we have elected the fair value option.

Freddie Mac Form 10-Q	43

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Liquidity
Primary Sources of Liquidity

The following table lists the sources of our liquidity, the balances as of June 30, 2019, and a brief description of their importance to Freddie Mac.
Table 27 - Sources of Liquidity

Source		Balance(1) (In billions)		Description
Liquidity
•	Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$55.8	•	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
•	Liquid Portion of the Mortgage-Related Investments Portfolio	$123.7	•
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
Table 28 - Other Investments Portfolio

	June 30, 2019				December 31, 2018
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio
Cash and cash equivalents	$2.8	$0.6	$—	$3.4	$6.7	$0.6	$—	$7.3
Securities purchased under agreements to resell	33.4	17.0	2.3	52.7	20.2	12.1	2.5	34.8
Non-mortgage related securities	19.6	—	4.0	23.6	16.8	—	2.4	19.2
Secured lending and other	—	—	3.5	3.5	—	—	1.8	1.8
Total	$55.8	$17.6	$9.8	$83.2	$43.7	$12.7	$6.7	$63.1
Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $1.6 billion and $1.5 billion as of June 30, 2019 and December 31, 2018, respectively.
The liquidity and contingency operating portfolio also included collateral posted to us in the form of cash primarily by derivatives counterparties of $2.3 billion and $3.0 billion as of June 30, 2019 and December 31, 2018, respectively. We have invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements.

Freddie Mac Form 10-Q	44

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Primary Sources of Funding

The following table lists the sources and balances of our funding as of June 30, 2019 and a brief description of their importance to Freddie Mac.
Table 29 - Sources of Funding

Source		Balance(1) (In billions)		Description
Funding
•	Other Debt	$279.0	•	Other debt is used to fund our business activities, including single-family guarantee activities not funded by debt securities of consolidated trusts.
•	Debt Securities of Consolidated Trusts	$1,828.0	•
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

Freddie Mac Form 10-Q	45

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 30 - Other Debt Activity

	2Q 2019				YTD 2019
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills®
Beginning balance	$45,854	2.46%	$—	—%	$28,787	2.36%	$—	—%
Issuances	90,615	2.30	—	—	185,501	2.32	—	—
Repurchases	—	—	—	—	—	—	—	—
Maturities	(101,107)	2.34	—	—	(178,926)	2.31	—	—
Ending Balance	35,362	2.41	—	—	35,362	2.41	—	—

Securities sold under agreements to repurchase
Beginning balance	14,962	2.50	—	—	6,019	2.40	—	—
Additions	51,292	2.38	—	—	101,449	2.41	—	—
Repayments	(56,705)	2.46	—	—	(97,919)	2.45	—	—
Ending Balance	9,549	2.30	—	—	9,549	2.30	—	—

Callable debt
Beginning balance	—	—	101,474	2.10	2,000	2.53	105,206	2.09
Issuances	12,590	2.49	31,546	2.65	12,590	2.49	45,666	2.75
Repurchases	—	—	—	—	—	—	—	—
Calls	—	—	(14,637)	3.02	(2,000)	2.78	(28,808)	3.06
Maturities	—	—	(4,989)	1.29	—	—	(8,670)	1.27
Ending Balance	12,590	2.49	113,394	2.16	12,590	2.49	113,394	2.16

Non-callable debt
Beginning balance	16,509	2.29	75,696	2.62	14,440	2.04	80,789	2.56
Issuances	10,187	2.54	10,290	2.52	18,306	2.49	10,290	2.52
Repurchases	—	—	(553)	1.95	—	—	(774)	1.82
Maturities	(13,100)	2.26	(7,894)	1.48	(19,150)	2.14	(12,766)	2.01
Ending Balance	13,596	2.50	77,539	2.75	13,596	2.50	77,539	2.75

STACR and SCR Debt(2)
Beginning balance	—	—	17,597	6.17	—	—	17,729	6.02
Issuances	—	—	—	—	—	—	280	2.48
Repurchases	—	—	—	—	—	—	—	—
Maturities	—	—	(626)	4.66	—	—	(1,038)	4.67
Ending Balance	—	—	16,971	6.16	—	—	16,971	6.16

Total other debt	$71,097	2.43%	$207,904	2.41%	$71,097	2.43%	$207,904	2.41%

(1)	Average rate is weighted based on par value.

(2)
Includes STACR and SCR debt notes and certain multifamily other debt. STACR and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.

Our outstanding other debt balance increased during the 2019 periods, driven by an increase in the issuance of our callable debt primarily due to higher near-term cash needs for upcoming debt maturities and anticipated calls.

Freddie Mac Form 10-Q	46

Management's Discussion and Analysis	Liquidity and Capital Resources

Maturity and Redemption Dates
The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.
Contractual Maturity Date as of June 30, 2019(1)

Earliest Redemption Date as of June 30, 2019(1)

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

Debt Securities of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt securities of consolidated trusts, which relates to securitization transactions that we consolidated for accounting purposes. We issue this type of debt by securitizing mortgage loans primarily to fund the majority of our single-family guarantee activities. When we consolidate securitization trusts, we recognize the following on our condensed consolidated balance sheets:

■
The assets held by the securitization trusts, the majority of which are mortgage loans. We recognized $1,879.8 billion and $1,842.9 billion of mortgage loans, which represented 88.5% and 89.3% of our total assets, as of June 30, 2019 and December 31, 2018, respectively.

■
The debt securities issued by the securitization trusts, the majority of which are Level 1 securitizations that are pass-through securities, where the cash flows of the mortgage loans held by the securitization trust are passed through to the holders of the securities. We recognized $1,828.0 billion and $1,792.7 billion of debt securities of consolidated trusts, which represented 86.8% and 87.7% of our total debt, as of June 30, 2019 and December 31, 2018, respectively.

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

Freddie Mac Form 10-Q	47

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.
Table 31 - Activity for Debt Securities of Consolidated Trusts Held by Third Parties

(In millions)	2Q 2019	YTD 2019
Beginning balance	$1,760,027	$1,748,738
Issuances:
New issuances to third parties	71,801	115,405
Additional issuances of securities	37,210	65,042
Total issuances	109,011	180,447
Extinguishments:
Purchases of debt securities from third parties	(6,955)	(12,970)
Debt securities received in settlement of secured lending	(9,303)	(15,250)
Repayments of debt securities	(68,551)	(116,736)
Total extinguishments	(84,809)	(144,956)
Ending balance	1,784,229	1,784,229
Unamortized premiums and discounts	43,745	43,745
Debt securities of consolidated trusts held by third parties	$1,827,974	$1,827,974
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) decreased by $3.3 billion from June 30, 2018 to June 30, 2019, primarily driven by an increase in investments in securities purchased under agreements to resell during YTD 2019. The decrease in cash and cash equivalents (including restricted cash and cash equivalents) was partially offset by an increase in proceeds from the issuance of callable debt for upcoming maturities and anticipated calls of other debt.
Capital Resources
Primary Sources of Capital

The following table lists the sources and balances of our capital as of June 30, 2019 and a brief description of their importance to Freddie Mac.
Table 32 - Sources of Capital

Source		Balance(1) (In billions)		Description
Capital
•	Net Worth	$4.8	•	GAAP net worth represents capital available prior to our dividend requirement to Treasury under the Purchase Agreement.
•	Available Funding under Purchase Agreement	$140.2	•	FHFA may request draws on our behalf from Treasury up to the amount of available funding under the Purchase Agreement.

(1)	Represents carrying value of net worth.
Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Under the Purchase Agreement, Treasury made a commitment to provide us with equity funding, under certain conditions, to eliminate deficits in our net worth. At June 30, 2019, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $4.8 billion and the applicable Capital Reserve Amount of $3.0 billion, our dividend requirement to Treasury in September 2019 will be $1.8 billion. See Note 2 for details of the support we receive from Treasury.

Freddie Mac Form 10-Q	48

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below presents activity related to our net worth during 2Q 2019 and YTD 2019.
Table 33 - Net Worth Activity

(In millions)	2Q 2019	YTD 2019
Beginning balance	$4,665	$4,477
Comprehensive income (loss)	1,826	3,491
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	(1,665)	(3,142)
Total equity / net worth	$4,826	$4,826
Aggregate draws under Purchase Agreement	$71,648	$71,648
Aggregate cash dividends paid to Treasury	119,680	119,680
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
Return on Conservatorship Capital

The table below provides the ROCC, calculated as (1) annualized comprehensive income for the period divided by (2) average conservatorship capital during the period. Each quarter, we consider whether certain "significant items" occurred that should be excluded from comprehensive income for our calculation of ROCC. If we have identified significant items in any of the periods presented, we also include comprehensive income excluding significant items as well as an adjusted ROCC based on comprehensive income excluding significant items, both non-GAAP measures. We believe that these non-GAAP financial measures are useful to investors as they better reflect our on-going financial results.
All conservatorship capital figures presented below are based on the CCF in effect as of June 30, 2019, which was unchanged from the CCF as in effect on March 31, 2019. The CCF has previously been and may be further revised by FHFA from time to time, and may be revised specifically in connection with FHFA's consideration and adoption of a final Enterprise Capital Rule, which could possibly result in material changes in our conservatorship capital.
The ROCC shown in the table below is not based on our total equity and does not reflect actual returns on total equity. We do not believe that returns on total equity are meaningful because of the current $3.0 billion limit on the amount of total equity that we are able to retain under the Purchase Agreement.

Freddie Mac Form 10-Q	49

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 34 - Return on Conservatorship Capital

(Dollars in billions)	2Q 2019	2Q 2018	YTD 2019	YTD 2018
GAAP comprehensive income	$1.8	$2.4	$3.5	$4.6
Significant items:
Non-agency mortgage-related securities judgment(1)	—	(0.3)	—	(0.3)
Tax effect related to judgment(1)	—	0.1	—	0.1
Total significant items(2)	—	(0.2)	—	(0.2)
Comprehensive income, excluding significant items(2)	$1.8	$2.2	$3.5	$4.4
Conservatorship capital (average during the period)(3)	$51.7	$57.7	$52.1	$58.0
ROCC, based on GAAP comprehensive income(3)	14.1%	16.9%	13.4%	15.8%
Adjusted ROCC, based on comprehensive income excluding significant items(2)(3)	14.1%	15.0%	13.4%	14.9%

(1)
2Q 2018 GAAP comprehensive income included a benefit of $334 million (pre-tax) from a final judgment against Nomura Holding America, Inc. in litigation involving certain of our non-agency mortgage-related securities. The tax effect related to this judgment was ($70) million.

(2)	No significant items were identified for the 2019 periods. Numbers for the 2019 periods are included for comparison purposes only.

(3)	2Q 2018 and YTD 2018 conservatorship capital results have been revised to include capital for deferred tax assets.
Our ROCC and Adjusted ROCC for 2Q 2019 and YTD 2019 decreased compared to the returns for the 2018 periods, primarily driven by the decrease in comprehensive income, partially offset by the lower level of conservatorship capital needed, resulting from an increase in CRT activity in both our Single-family Guarantee and Multifamily segments, home price appreciation, and the efficient disposition of legacy assets.
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
Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $270.8 billion and $254.9 billion at June 30, 2019 and December 31, 2018, respectively. The amount as of June 30, 2019 excludes Fannie Mae securities backing Freddie Mac resecuritization products discussed below.
With the implementation of the Single Security Initiative, we now have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. Accordingly, commingling Fannie Mae collateral in our resecuritization transactions increases our off-balance sheet exposure as we do not have control over the Fannie Mae collateral.
As of June 30, 2019, the total amount of our off-balance sheet exposure related to Fannie Mae securities backing Freddie Mac resecuritization products was approximately $2.0 billion. We expect this exposure to increase over time.

Freddie Mac Form 10-Q	50

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
Managing Our Mortgage-Related Investments Portfolio
The table below presents the UPB of our mortgage-related investments portfolio. In February 2019, FHFA directed us to maintain this portfolio at or below $225 billion at all times.
Table 35 - Mortgage-Related Investments Portfolio Details

	June 30, 2019				December 31, 2018
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Capital Markets segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$16,093	$—	$16,093	$—	$8,955	$—	$8,955
Reperforming loans	—	—	33,983	33,983	—	—	39,402	39,402
Total single-family unsecuritized loans	—	16,093	33,983	50,076	—	8,955	39,402	48,357
Freddie Mac mortgage-related securities	113,439	—	2,817	116,256	109,880	—	3,108	112,988
Non-agency mortgage-related securities	—	—	1,814	1,814	—	—	2,122	2,122
Other Non-Freddie Mac agency mortgage-related securities	4,916	—	—	4,916	3,968	—	—	3,968
Total Capital Markets segment - Mortgage investments portfolio	118,355	16,093	38,614	173,062	113,848	8,955	44,632	167,435
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	8,295	8,295	—	—	8,473	8,473
Multifamily segment:
Unsecuritized loans	—	21,409	10,121	31,530	—	23,203	11,584	34,787
Mortgage-related securities	5,351	—	748	6,099	6,570	—	815	7,385
Total Multifamily segment	5,351	21,409	10,869	37,629	6,570	23,203	12,399	42,172
Total mortgage-related investments portfolio	$123,706	$37,502	$57,778	$218,986	$120,418	$32,158	$65,504	$218,080
Percentage of total mortgage-related investments portfolio	57%	17%	26%	100%	55%	15%	30%	100%
While we continued to purchase new single-family seriously delinquent loans and certain multifamily unsecuritized loans, which are classified as held-for-investment, our active disposition of less liquid assets during YTD 2019 included the following:

■	Sales of $3.6 billion in UPB of single-family reperforming loans and $0.2 billion in UPB of single-family non-agency mortgage-related securities;

■	Securitizations of $1.0 billion in UPB of less liquid multifamily loans; and

■	Transfers of $0.3 billion in UPB of less liquid multifamily loans to the securitization pipeline.

Freddie Mac Form 10-Q	51

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Affordable Housing Fund Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and pay this amount to certain housing funds. During 2Q 2019 and YTD 2019, we completed $119.4 billion and $202.2 billion, respectively, of new business purchases subject to this requirement and accrued $50 million and $85 million, respectively, of related expense. We are prohibited from passing through these costs to the originators of the loans that we purchase.

Freddie Mac Form 10-Q	52

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-family Guarantee, Multifamily, and Capital Markets segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, and our results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section of this Form 10-Q and our 2018 Annual Report, and:

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

Freddie Mac Form 10-Q	53

Financial Statements

Financial Statements

Freddie Mac Form 10-Q	54

Financial Statements	Condensed Consolidated Statements of Comprehensive Income

FREDDIE MAC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	2Q 2019	2Q 2018	YTD 2019	YTD 2018
Interest income
Mortgage loans	$17,358	$16,344	$35,304	$32,295
Investments in securities	684	730	1,373	1,540
Other	420	228	771	442
Total interest income	18,462	17,302	37,448	34,277
Interest expense	(15,535)	(14,299)	(31,368)	(28,256)
Net interest income	2,927	3,003	6,080	6,021
Benefit (provision) for credit losses	160	60	295	(3)
Net interest income after benefit (provision) for credit losses	3,087	3,063	6,375	6,018
Non-interest income (loss)
Guarantee fee income	222	200	439	394
Mortgage loans gains (losses)	1,541	354	2,472	139
Investment securities gains (losses)	390	(349)	564	(581)
Debt gains (losses)	49	166	64	287
Derivative gains (losses)	(2,089)	416	(3,695)	2,246
Other income (loss)	209	438	243	569
Non-interest income (loss)	322	1,225	87	3,054
Non-interest expense
Salaries and employee benefits	(328)	(303)	(650)	(589)
Professional services	(122)	(113)	(227)	(215)
Other administrative expense	(169)	(142)	(320)	(274)
Total administrative expense	(619)	(558)	(1,197)	(1,078)
Real estate owned operations expense	(81)	(15)	(114)	(49)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(399)	(366)	(789)	(725)
Other expense	(412)	(204)	(699)	(401)
Non-interest expense	(1,511)	(1,143)	(2,799)	(2,253)
Income (loss) before income tax (expense) benefit	1,898	3,145	3,663	6,819
Income tax (expense) benefit	(392)	(642)	(750)	(1,390)
Net income (loss)	1,506	2,503	2,913	5,429
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	304	(96)	550	(896)
Changes in unrealized gains (losses) related to cash flow hedge relationships	20	32	38	62
Changes in defined benefit plans	(4)	(4)	(10)	(10)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	320	(68)	578	(844)
Comprehensive income (loss)	$1,826	$2,435	$3,491	$4,585
Net income (loss)	$1,506	$2,503	$2,913	$5,429
Undistributed net worth sweep and senior preferred stock dividends	(1,826)	(1,585)	(3,491)	(1,585)
Net income (loss) attributable to common stockholders	($320)	$918	($578)	$3,844
Net income (loss) per common share — basic and diluted	($0.10)	$0.28	($0.18)	$1.19
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	55

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except share-related amounts)	2019	2018
Assets
Cash and cash equivalents (Notes 1, 3, 14) (includes $655 and $596 of restricted cash and cash equivalents)	$3,427	$7,273
Securities purchased under agreements to resell (Notes 3, 10)	52,698	34,771
Investments in securities, at fair value (Note 7)	69,639	69,111
Mortgage loans held-for-sale (Notes 3, 4) (includes $21,310 and $23,106 at fair value)	38,240	41,622
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $5,292 and $6,139)	1,926,450	1,885,356
Accrued interest receivable (Note 3)	6,784	6,728
Derivative assets, net (Notes 9, 10)	1,142	335
Deferred tax assets, net (Note 12)	6,416	6,888
Other assets (Notes 3, 18) (includes $4,400 and $3,929 at fair value)	19,704	10,976
Total assets	$2,124,500	$2,063,060
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,874	$6,652
Debt, net (Notes 3, 8) (includes $4,837 and $5,112 at fair value)	2,105,335	2,044,950
Derivative liabilities, net (Notes 9, 10)	463	583
Other liabilities (Notes 3, 18)	7,002	6,398
Total liabilities	2,119,674	2,058,583
Commitments and contingencies (Notes 5, 9, 16)
Equity (Note 11)
Senior preferred stock (redemption value of $75,648 and $75,648)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,033 shares and 650,058,775 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(78,489)	(78,260)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $250 and $221, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	633	83
Cash flow hedge relationships	(277)	(315)
Defined benefit plans	87	97
Total AOCI, net of taxes	443	(135)
Treasury stock, at cost, 75,804,853 shares and 75,805,111 shares	(3,885)	(3,885)
Total equity (See Note 11 for information on our dividend requirement to Treasury)	4,826	4,477
Total liabilities and equity	$2,124,500	$2,063,060
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	June 30,	December 31,
(In millions)	2019	2018
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-investment	$1,879,802	$1,842,850
All other assets	31,722	20,237
Total assets of consolidated VIEs	$1,911,524	$1,863,087
Liabilities: (Note 3)
Debt, net	$1,827,974	$1,792,677
All other liabilities	5,460	5,335
Total liabilities of consolidated VIEs	$1,833,434	$1,798,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	56

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at March 31, 2019	1	464	650	$72,648	$14,109	$—	$—	($78,330)	$123	($3,885)	$4,665
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	1,506	—	—	1,506
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	320	—	320
Comprehensive income (loss)	—	—	—	—	—	—	—	1,506	320	—	1,826
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(1,665)	—	—	(1,665)
Ending balance at June 30, 2019	1	464	650	$72,648	$14,109	$—	$—	($78,489)	$443	($3,885)	$4,826

Balance at March 31, 2018	1	464	650	$72,648	$14,109	$—	$—	($80,424)	($298)	($3,885)	$2,150
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	2,503	—	—	2,503
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(68)	—	(68)
Comprehensive income (loss)	—	—	—	—	—	—	—	2,503	(68)	—	2,435
Ending balance at June 30, 2018	1	464	650	$72,648	$14,109	$—	$—	($77,921)	($366)	($3,885)	$4,585

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2018	1	464	650	$72,648	$14,109	$—	$—	($78,260)	($135)	($3,885)	$4,477
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	2,913	—	—	2,913
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	578	—	578
Comprehensive income (loss)	—	—	—	—	—	—	—	2,913	578	—	3,491
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(3,142)	—	—	(3,142)
Ending balance at June 30, 2019	1	464	650	$72,648	$14,109	$—	$—	($78,489)	$443	($3,885)	$4,826

Balance at December 31, 2017	1	464	650	$72,336	$14,109	$—	$—	($83,261)	$389	($3,885)	($312)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	5,429	—	—	5,429
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(844)	—	(844)
Comprehensive income (loss)	—	—	—	—	—	—	—	5,429	(844)	—	4,585
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(89)	89	—	—
Increase in liquidation preference	—	—	—	312	—	—	—	—	—	—	312
Ending balance at June 30, 2018	1	464	650	$72,648	$14,109	$—	$—	($77,921)	($366)	($3,885)	$4,585
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	57

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2019	YTD 2018
Net cash provided by (used in) operating activities	$5,610	$3,494
Cash flows from investing activities
Purchases of trading securities	(49,153)	(64,979)
Proceeds from sales of trading securities	39,094	61,764
Proceeds from maturities and repayments of trading securities	5,786	3,007
Purchases of available-for-sale securities	(4,074)	(8,938)
Proceeds from sales of available-for-sale securities	6,864	10,750
Proceeds from maturities and repayments of available-for-sale securities	2,041	3,250
Purchases of held-for-investment mortgage loans	(85,212)	(71,978)
Proceeds from sales of mortgage loans held-for-investment	5,975	4,817
Repayments of mortgage loans held-for-investment	128,451	126,205
Advances under secured lending arrangements	(18,759)	(12,237)
Repayments of secured lending arrangements	488	—
Net proceeds from dispositions of real estate owned and other recoveries	599	752
Net (increase) decrease in securities purchased under agreements to resell	(17,927)	14,134
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	(7,418)	4,037
Other, net	(302)	(249)
Net cash provided by (used in) investing activities	6,453	70,335
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	93,610	96,888
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(130,056)	(136,131)
Proceeds from issuance of other debt	373,249	279,522
Repayments of other debt	(349,517)	(317,477)
Increase in liquidation preference of senior preferred stock	—	312
Payment of cash dividends on senior preferred stock	(3,142)	—
Other, net	(53)	(2)
Net cash provided by (used in) financing activities	(15,909)	(76,888)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(3,846)	(3,059)
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	7,273	9,811
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$3,427	$6,752

Supplemental cash flow information
Cash paid for:
Debt interest	$34,715	$32,336
Income taxes	306	2,125
Non-cash investing and financing activities (Notes 4 and 7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Notes to Condensed Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, or 2018 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary of our 2018 Annual Report. Throughout this Form 10-Q, we refer to the three months ended June 30, 2019, the three months ended March 31, 2019, the three months ended December 31, 2018, the three months ended September 30, 2018, the three months ended June 30, 2018, and the three months ended March 31, 2018 as "2Q 2019," "1Q 2019," "4Q 2018," "3Q 2018," "2Q 2018," and "1Q 2018," respectively. We refer to the six months ended June 30, 2019 and the six months ended June 30, 2018 as "YTD 2019" and "YTD 2018," respectively.
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

While we continue to evaluate the effect that these amendments will have on our consolidated financial statements, we currently do not expect the impact at adoption of ASU 2016-13, Financial Instruments-Credit Losses, and related amendments to require us to request a draw from Treasury. However, the actual impact at adoption will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time.

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
ASU 2019-04, Codification Improvements to Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825)
The amendments in this Update clarify certain aspects of Topic 326 guidance issued in ASU 2016-13 including the scope of the credit losses standard and issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. The other amendments in this update clarify certain aspects of Topic 815 and Topic 825.
January 1, 2020
We are assessing the impact of adopting the Topic 326 amendments as part of our assessment of the adoption impact of ASU 2016-13, Financial Instruments-Credit Losses.  We do not expect that the adoption of the Topic 815 and Topic 825 amendments will have a material effect on our consolidated financial statements.

ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments in this Update provides entities with transition relief upon the adoption of ASU 2016-13 by providing an option to elect fair value option on certain financial instruments measured at amortized cost.
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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

In February 2019, FHFA directed us to maintain the UPB of our mortgage-related investments portfolio at or below $225 billion at all times. The UPB of this portfolio was $219.0 billion at June 30, 2019. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations imposed by the Purchase Agreement and FHFA.
Government Support for Our Business

We receive substantial support from Treasury and are dependent upon its continued support to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to:

■	Keeping us solvent;

■	Allowing us to focus on our primary business objectives under conservatorship; and

■	Avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.
At March 31, 2019, our assets exceeded our liabilities under GAAP; therefore, FHFA, as Conservator, did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during 2Q 2019. The amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
See Note 8 and Note 11 for more information on the conservatorship and the Purchase Agreement.
Related Parties As a Result of Conservatorship

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. CSS was formed in 2013 as a limited liability company equally-owned by Freddie Mac and Fannie Mae and is also deemed a related party. In connection with the formation of CSS, we entered into a limited liability company agreement with Fannie Mae. We and Fannie Mae have each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS, including an updated customer services agreement with Fannie Mae and CSS in May of 2019. In June of 2019, we entered into an agreement with Fannie Mae regarding the commingling of certain of our mortgage securities under the Single Security Initiative and related indemnification obligations. During YTD 2019, we contributed $62 million of capital to CSS, and we have contributed $526 million since the fourth quarter of 2014.

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
Securitization Activities

With the implementation of Release 2 of the CSP and the Single Security Initiative on June 3, 2019, we began issuing new types of Level 1 securitization products (UMBS and 55-day MBS) and new types of single-class resecuritization products (Supers and Giant MBS). Our accounting policies for these new types of products are discussed below. These implementations did not affect our accounting for multiclass resecuritization products (REMICs and Strips). See Note 3 in our 2018 Annual Report for more information on our accounting policies for securitization activities.
Level 1 Securitization Products
UMBS and 55-day MBS are similar to PCs, and our rights and obligations with respect to both UMBS and 55-day MBS are essentially the same as our rights and obligations with respect to PCs. As a result, similar to our conclusion for PCs, we have concluded that we are the primary beneficiary of, and therefore consolidate, the trusts we use to issue both UMBS and 55-day MBS, and we recognize the assets and liabilities of such trusts on our condensed consolidated balance sheets.
Similar to our accounting for PCs, we extinguish the outstanding debt securities of the related consolidated trust and recognize gains or losses on debt extinguishment for the difference between the consideration paid and the debt carrying value when we purchase UMBS and 55-day MBS as investments in our mortgage-related investments portfolio. Sales of UMBS and 55-day MBS previously held as investments in our mortgage-related investments portfolio are accounted for as debt issuances. Additionally, when existing PCs are exchanged for UMBS or 55-day MBS under our exchange program, we account for the exchange as a debt modification, as the terms of the securities exchanged are not substantially different and the exchange does not result in a change in the creditor. The float compensation we pay in conjunction with the exchange is deferred and amortized into interest expense over the life of the debt.
Resecuritization Products
Supers and Giant MBS are both single-class resecuritization products similar to Giant PCs, and our rights and obligations with respect to Supers and Giant MBS are essentially the same as our rights and obligations with respect to Giant PCs. As a result, similar to our conclusion for Giant PCs, we have concluded that we are not the primary beneficiary of, and therefore do not consolidate, the trusts used to issue either Supers or Giant MBS unless we have the unilateral ability to dissolve the trust.
We account for purchases of single-class resecuritization products that we issue that are substantially the same as the underlying collateral as debt extinguishments of a pro-rata portion of the underlying Level 1 securitization product. We account for purchases of single-class resecuritization products that we issue that are not considered substantially the same as the underlying collateral as investments in debt securities. Single-class resecuritization products that we issue that are backed entirely by Freddie Mac collateral are considered substantially the same as the underlying collateral, while commingled single-class resecuritization products that we issue are not considered substantially the same as the underlying collateral.

Freddie Mac Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Consolidated VIEs

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.
Table 3.1 - Consolidated VIEs

(In millions)	As of June 30, 2019	As of December 31, 2018
Condensed Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents (includes $610 and $566 of restricted cash and cash equivalents)	$611	$567
Securities purchased under agreements to resell	17,000	12,125
Investments in securities, at fair value	142	—
Mortgage loans held-for-investment	1,879,802	1,842,850
Accrued interest receivable	6,067	5,914
Other assets	7,902	1,631
Total assets of consolidated VIEs	$1,911,524	$1,863,087
Liabilities:
Accrued interest payable	$5,459	$5,335
Debt, net	1,827,974	1,792,677
Other liabilities	1	—
Total liabilities of consolidated VIEs	$1,833,434	$1,798,012

Non-Consolidated VIEs

Our involvement with VIEs for which we are not the primary beneficiary takes one or both of two forms - purchasing an investment in these entities or providing a guarantee to these entities. As part of the Single Security Initiative, we have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products that we do not consolidate. We extend our guarantee of these products to cover principal and interest that are payable from the underlying Fannie Mae collateral. See Note 5 for additional information on our guarantee of Fannie Mae securities.
The following table presents the carrying amounts and classification of the assets and liabilities recorded on our condensed consolidated balance sheets related to non-consolidated VIEs with which we were involved in the design and creation and have a significant continuing involvement, as well as our maximum exposure to loss and total assets of the VIEs. Our maximum exposure to loss includes the guaranteed UPB of assets held by the non-consolidated VIEs, the UPB of unguaranteed securities that we acquired from these securitization transactions, and the UPB of guarantor advances made to the holders of the guaranteed securities. Our maximum exposure to loss and total assets of non-consolidated VIEs excludes our investments in and obligations to non-consolidated Freddie Mac resecuritization trusts because we already consolidate the underlying Freddie Mac collateral of these trusts on our condensed consolidated balance sheets and for commingled resecuritization trusts, we view the likelihood of being required to perform on our guarantee of the underlying Fannie Mae collateral as remote. Our maximum exposure to loss also excludes our interest rate exposure on certain securitization activity and other mortgage-related guarantees measured at fair value where our interest rate exposure may be unlimited. We generally reduce our exposure to these guarantees with unlimited interest rate exposure through separate contracts with third parties.
We do not believe the maximum exposure to loss disclosed in the table below is representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancement arrangements. See Note 6 for additional information on credit enhancement arrangements.

Freddie Mac Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.2 - Non-Consolidated VIEs

(In millions)	As of June 30, 2019	As of December 31, 2018
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investments in securities, at fair value	$39,157	$44,020
Accrued interest receivable	211	235
Derivative assets, net	11	1
Other assets	3,431	3,119
Liabilities:
Derivative liabilities, net	75	88
Other liabilities	3,235	3,049
Maximum Exposure to Loss	255,840	241,055
Total Assets of Non-Consolidated VIEs	304,701	284,724

(1)
Includes our variable interests in REMICs and Strips, commingled Supers, K Certificates, SB Certificates, certain senior subordinate securitization structures, other securitization products, and other risk transfer securitizations that we do not consolidate.

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

NOTE 4
Mortgage Loans and Allowance for Credit Losses
The table below provides details of the loans on our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.
Table 4.1 - Mortgage Loans

	June 30, 2019			December 31, 2018
(In millions)	Held by Freddie Mac	Held by Consolidated Trusts	Total	Held by Freddie Mac	Held by Consolidated Trusts	Total
Held-for-sale:
Single-family	$18,487	$—	$18,487	$20,946	$—	$20,946
Multifamily	21,855	—	21,855	23,959	—	23,959
Total UPB	40,342	—	40,342	44,905	—	44,905
Cost basis and fair value adjustments, net	(2,102)	—	(2,102)	(3,283)	—	(3,283)
Total held-for-sale loans, net	38,240	—	38,240	41,622	—	41,622
Held-for-investment:
Single-family	39,885	1,845,300	1,885,185	35,885	1,814,008	1,849,893
Multifamily	9,675	4,728	14,403	10,828	4,220	15,048
Total UPB	49,560	1,850,028	1,899,588	46,713	1,818,228	1,864,941
Cost basis adjustments	(666)	32,820	32,154	(1,198)	27,752	26,554
Allowance for loan losses	(2,246)	(3,046)	(5,292)	(3,009)	(3,130)	(6,139)
Total held-for-investment loans, net	46,648	1,879,802	1,926,450	42,506	1,842,850	1,885,356
Total mortgage loans, net	$84,888	$1,879,802	$1,964,690	$84,128	$1,842,850	$1,926,978

The table below provides details of the UPB of loans we purchased, reclassified from held-for-investment to held-for-sale, and sold.
Table 4.2 - Loans Purchased, Reclassified from Held-for-Investment to Held-for-Sale, and Sold

(In billions)	2Q 2019	2Q 2018	YTD 2019	YTD 2018
Single-family:
Purchases
Held-for-investment loans	$101.6	$84.4	$171.2	$149.9
Reclassified from held-for-investment to held-for-sale(1)	1.0	2.6	5.1	4.3
Sale of held-for-sale loans(2)	3.6	2.4	5.7	4.2
Multifamily:
Purchases
Held-for-investment loans	1.4	0.7	2.5	1.7
Held-for-sale loans	15.9	14.4	27.4	26.2
Reclassified from held-for-investment to held-for-sale(1)	0.3	0.2	0.8	0.5
Sale of held-for-sale loans(3)	15.2	14.2	29.9	30.4

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
Table 4.3 - Recorded Investment of Single-Family Held-for-Investment Loans by Current LTV Ratios

	June 30, 2019				December 31, 2018
	Current LTV Ratio			Total	Current LTV Ratio			Total
(In millions)	≤ 80	> 80 to 100	> 100(1)		≤ 80	> 80 to 100	> 100(1)
20- and 30-year or more, amortizing fixed-rate	$1,377,717	$232,411	$5,021	$1,615,149	$1,336,310	$214,703	$6,654	$1,557,667
15-year amortizing fixed-rate	239,136	4,565	108	243,809	251,152	4,522	157	255,831
Adjustable-rate	40,172	1,756	6	41,934	42,117	1,883	7	44,007
Alt-A, interest-only, and option ARM	14,717	1,385	360	16,462	16,498	1,903	559	18,960
Total single-family loans	$1,671,742	$240,117	$5,495	$1,917,354	$1,646,077	$223,011	$7,377	$1,876,465

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 6.80% and 7.24% as of June 30, 2019 and December 31, 2018, respectively.

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
Table 4.4 - Recorded Investment of Multifamily Held-for-Investment Loans by Credit Quality Indicator

(In millions)	June 30, 2019	December 31, 2018
Credit risk profile by internally assigned grade:(1)
Pass	$14,168	$14,648
Special mention	80	201
Substandard	140	181
Doubtful	—	—
Total	$14,388	$15,030

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

Mortgage Loan Performance

The tables below present the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.
Table 4.5 - Recorded Investment of Held-for-Investment Loans by Payment Status

	June 30, 2019
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,587,187	$17,928	$3,863	$6,171	$1,615,149	$6,167
15-year amortizing fixed-rate	241,837	1,502	228	242	243,809	242
Adjustable-rate	41,442	332	59	101	41,934	101
Alt-A, interest-only, and option ARM	14,774	770	267	651	16,462	651
Total single-family	1,885,240	20,532	4,417	7,165	1,917,354	7,161
Total multifamily	14,388	—	—	—	14,388	14
Total single-family and multifamily	$1,899,628	$20,532	$4,417	$7,165	$1,931,742	$7,175

	December 31, 2018
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,532,499	$14,683	$3,602	$6,883	$1,557,667	$6,881
15-year amortizing fixed-rate	254,376	1,021	171	263	255,831	263
Adjustable-rate	43,549	287	58	113	44,007	113
Alt-A, interest-only, and option ARM	16,975	793	327	865	18,960	864
Total single-family	1,847,399	16,784	4,158	8,124	1,876,465	8,121
Total multifamily	15,030	—	—	—	15,030	17
Total single-family and multifamily	$1,862,429	$16,784	$4,158	$8,124	$1,891,495	$8,138

(1)	Includes $2.3 billion and $2.9 billion of single-family loans that were in the process of foreclosure as of June 30, 2019 and December 31, 2018, respectively.

Freddie Mac Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.
Table 4.6 - Delinquency Rates

(Dollars in millions)	June 30, 2019	December 31, 2018
Single-family:
Non-credit-enhanced portfolio
Serious delinquency rate	0.76%	0.83%
Total number of seriously delinquent loans	45,805	51,197
Credit-enhanced portfolio:(1)
Primary mortgage insurance:
Serious delinquency rate	0.76%	0.86%
Total number of seriously delinquent loans	14,082	15,287
Other credit protection:(2)
Serious delinquency rate	0.31%	0.31%
Total number of seriously delinquent loans	14,185	12,920
Total single-family:
Serious delinquency rate	0.63%	0.69%
Total number of seriously delinquent loans	69,840	75,649
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	—%	—%
UPB of delinquent loans	$2	$2
Credit-enhanced portfolio:
Delinquency rate	0.03%	0.01%
UPB of delinquent loans	$84	$28
Total multifamily:
Delinquency rate	0.03%	0.01%
UPB of delinquent loans	$86	$30

(1)	The credit-enhanced categories are not mutually exclusive, as a single loan may be covered by both primary mortgage insurance and other credit protection.

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

Freddie Mac Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Table 4.7 - Details of Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.

	2Q 2019				2Q 2018
	Allowance for Loan Losses		Reserve for Guarantee Losses	Total	Allowance for Loan Losses		Reserve for Guarantee Losses	Total
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts			Held by Freddie Mac	Held By Consolidated Trusts
Single-family:
Beginning balance	$2,465	$3,071	$46	$5,582	$5,305	$3,524	$48	$8,877
Provision (benefit) for credit losses	(224)	62	1	(161)	(205)	144	3	(58)
Charge-offs	(229)	(14)	(1)	(244)	(581)	(16)	(2)	(599)
Recoveries	124	4	—	128	124	2	—	126
Transfers, net(1)	81	(81)	—	—	165	(165)	—	—
Other(2)	21	—	—	21	79	8	—	87
Single-family ending balance	2,238	3,042	46	5,326	4,887	3,497	49	8,433
Multifamily ending balance	8	4	5	17	11	2	7	20
Total ending balance	$2,246	$3,046	$51	$5,343	$4,898	$3,499	$56	$8,453

	YTD 2019				YTD 2018
	Allowance for Loan Losses		Reserve for Guarantee Losses	Total	Allowance for Loan Losses		Reserve for Guarantee Losses	Total
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts			Held by Freddie Mac	Held By Consolidated Trusts
Single-family:
Beginning balance	$3,003	$3,127	$46	$6,176	$5,251	$3,680	$48	$8,979
Provision (benefit) for credit losses	(425)	126	2	(297)	(107)	123	5	21
Charge-offs	(814)	(33)	(2)	(849)	(936)	(31)	(4)	(971)
Recoveries	227	7	—	234	219	3	—	222
Transfers, net(1)	188	(188)	—	—	291	(291)	—	—
Other(2)	59	3	—	62	169	13	—	182
Single-family ending balance	2,238	3,042	46	5,326	4,887	3,497	49	8,433
Multifamily ending balance	8	4	5	17	11	2	7	20
Total ending balance	$2,246	$3,046	$51	$5,343	$4,898	$3,499	$56	$8,453

(1)	Relates to removal of delinquent loans from consolidated trusts and resecuritization after such removal.

(2)	Primarily includes capitalization of past due interest on modified loans.
A significant number of unsecuritized single-family loans on our condensed consolidated balance sheets are individually evaluated for impairment while substantially all single-family loans held by our consolidated trusts are collectively evaluated for impairment. The allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 4.6% and 6.6% of the recorded investment in such loans at June 30, 2019 and December 31, 2018, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both June 30, 2019 and December 31, 2018.
The table below presents our allowance for loan losses and our recorded investment in loans, held-for-investment, by impairment evaluation methodology.
Table 4.8 - Net Investment in Loans

	June 30, 2019			December 31, 2018
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,874,795	$14,305	$1,889,100	$1,830,044	$14,945	$1,844,989
Individually evaluated	42,559	83	42,642	46,421	85	46,506
Total recorded investment	1,917,354	14,388	1,931,742	1,876,465	15,030	1,891,495
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,681)	(11)	(1,692)	(1,761)	(9)	(1,770)
Individually evaluated	(3,599)	(1)	(3,600)	(4,369)	—	(4,369)
Total ending balance of the allowance	(5,280)	(12)	(5,292)	(6,130)	(9)	(6,139)
Net investment in loans	$1,912,074	$14,376	$1,926,450	$1,870,335	$15,021	$1,885,356

Freddie Mac Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Allowance for Loan Losses Determined on an Individual Basis

Impaired Loans
The tables below present the UPB, recorded investment, related allowance for loan losses, average recorded investment, and interest income recognized for individually impaired loans.
Table 4.9 - Individually Impaired Loans

	June 30, 2019			December 31, 2018
(In millions)	UPB	Recorded Investment	Associated Allowance	UPB	Recorded Investment	Associated Allowance
Single-family:
With no allowance recorded:(1)
20- and 30-year or more, amortizing fixed-rate	$3,196	$2,540	N/A	$3,335	$2,666	N/A
15-year amortizing fixed-rate	20	19	N/A	23	22	N/A
Adjustable-rate	208	207	N/A	227	226	N/A
Alt-A, interest-only, and option ARM	1,085	920	N/A	1,286	1,083	N/A
Total with no allowance recorded	4,509	3,686	N/A	4,871	3,997	N/A
With an allowance recorded:(2)
20- and 30-year or more, amortizing fixed-rate	34,483	33,999	($3,014)	37,579	36,959	($3,660)
15-year amortizing fixed-rate	669	678	(14)	703	713	(19)
Adjustable-rate	144	143	(7)	164	162	(8)
Alt-A, interest-only, and option ARM	4,274	4,053	(564)	4,867	4,590	(682)
Total with an allowance recorded	39,570	38,873	(3,599)	43,313	42,424	(4,369)
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	37,679	36,539	(3,014)	40,914	39,625	(3,660)
15-year amortizing fixed-rate	689	697	(14)	726	735	(19)
Adjustable-rate	352	350	(7)	391	388	(8)
Alt-A, interest-only, and option ARM	5,359	4,973	(564)	6,153	5,673	(682)
Total single-family	44,079	42,559	(3,599)	48,184	46,421	(4,369)
Multifamily:
With no allowance recorded(1)	70	66	N/A	89	82	N/A
With an allowance recorded	19	17	(1)	3	3	—
Total multifamily	89	83	(1)	92	85	—
Total single-family and multifamily	$44,168	$42,642	($3,600)	$48,276	$46,506	($4,369)
Referenced footnotes are included after the last table in the Impaired Loans section.

Freddie Mac Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	2Q 2019			2Q 2018
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family:
With no allowance recorded:(1)
20- and 30-year or more, amortizing fixed-rate	$2,582	$75	$1	$3,700	$91	$3
15-year amortizing fixed-rate	19	—	—	22	2	—
Adjustable rate	212	3	—	264	3	—
Alt-A, interest-only, and option ARM	934	18	—	1,427	24	1
Total with no allowance recorded	3,747	96	1	5,413	120	4
With an allowance recorded:(2)
20- and 30-year or more, amortizing fixed-rate	34,196	498	34	48,070	509	82
15-year amortizing fixed-rate	669	6	1	882	6	3
Adjustable rate	141	2	—	219	—	1
Alt-A, interest-only, and option ARM	4,101	63	2	6,579	53	8
Total with an allowance recorded	39,107	569	37	55,750	568	94
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	36,778	573	35	51,770	600	85
15-year amortizing fixed-rate	688	6	1	904	8	3
Adjustable rate	353	5	—	483	3	1
Alt-A, interest-only, and option ARM	5,035	81	2	8,006	77	9
Total single-family	42,854	665	38	61,163	688	98
Multifamily:
With no allowance recorded(1)	66	1	—	115	1	—
With an allowance recorded	17	—	—	3	—	—
Total multifamily	83	1	—	118	1	—
Total single-family and multifamily	$42,937	$666	$38	$61,281	$689	$98
Referenced footnotes are included after the last table in the Impaired Loans section

	YTD 2019			YTD 2018
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no allowance recorded:(1)
20- and 30-year or more, amortizing fixed-rate	$2,634	$148	$5	$3,506	$185	$10
15-year amortizing fixed-rate	20	—	—	21	3	—
Adjustable rate	218	6	—	264	6	—
Alt-A, interest-only, and option ARM	958	36	1	1,392	47	2
Total with no allowance recorded	3,830	190	6	5,183	241	12
With an allowance recorded:(2)
20- and 30-year or more, amortizing fixed-rate	34,767	982	91	47,969	1,101	165
15-year amortizing fixed-rate	677	12	2	876	14	6
Adjustable rate	144	3	1	223	2	2
Alt-A, interest-only, and option ARM	4,213	125	9	6,707	133	17
Total with an allowance recorded	39,801	1,122	103	55,775	1,250	190
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	37,401	1,130	96	51,475	1,286	175
15-year amortizing fixed-rate	697	12	2	897	17	6
Adjustable rate	362	9	1	487	8	2
Alt-A, interest-only, and option ARM	5,171	161	10	8,099	180	19
Total single-family	43,631	1,312	109	60,958	1,491	202
Multifamily:
With no allowance recorded(1)	66	2	—	124	3	1
With an allowance recorded	16	—	—	3	—	—
Total multifamily	82	2	—	127	3	1
Total single-family and multifamily	$43,713	$1,314	$109	$61,085	$1,494	$203

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
Table 4.10 - TDR Activity

	2Q 2019		2Q 2018		YTD 2019		YTD 2018
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:(1)
20- and 30-year or more, amortizing fixed-rate	6,301	$1,064	10,991	$1,763	13,760	$2,264	30,690	$5,068
15-year amortizing fixed-rate	725	69	1,469	139	1,671	161	4,285	431
Adjustable-rate	118	17	257	38	275	42	576	95
Alt-A, interest-only, and option ARM	717	92	641	111	1,046	145	1,880	314
Total single-family	7,861	1,242	13,358	2,051	16,752	2,612	37,431	5,908
Multifamily	—	$—	1	$15	—	$—	1	$15

(1)
The pre-TDR recorded investment for single-family loans initially classified as TDR during 2Q 2019 and YTD 2019 was $1.2 billion and $2.6 billion, respectively, compared to $2.1 billion and $6.0 billion during 2Q 2018 and YTD 2018, respectively.

Of the single-family loans that were newly classified as TDRs during 2Q 2019, 2Q 2018, YTD 2019 and YTD 2018, respectively:
■ 8%, 11%, 8%, and 14% involved interest rate reductions and, in certain cases, term extensions;
■ 24%, 22%, 24%, and 25% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions;
■ The average term extension was 183, 116, 173, and 137 months; and
■ The average interest rate reduction was 0.1%, 0.3%, 0.1%, and 0.3%.
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification.
Table 4.11 - Payment Defaults of Completed TDR Modifications

	2Q 2019		2Q 2018		YTD 2019		YTD 2018
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:
20- and 30-year or more, amortizing fixed-rate	3,421	$421	3,131	$480	7,277	$830	6,087	$923
15-year amortizing fixed-rate	108	8	149	11	233	15	319	26
Adjustable-rate	28	4	42	5	62	7	86	12
Alt-A, interest-only, and option ARM	199	28	250	45	509	72	525	99
Total single-family	3,756	461	3,572	541	8,081	924	7,017	1,060
Multifamily	—	$—	—	$—	—	$—	—	$—

In addition, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or loans in modification trial periods). During YTD 2019 and YTD 2018, 2,818 and 4,467, respectively, of such loans (with a post-TDR recorded investment of $0.3 billion and $0.6 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.

Freddie Mac Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Non-Cash Investing and Financing Activities

During YTD 2019 and YTD 2018, we acquired $91.0 billion and $80.9 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $15.5 billion and $11.7 billion of loans from sellers in guarantor swap transactions and $1.3 billion and $0.1 billion of loans from sellers in cash execution transactions during YTD 2019 and YTD 2018, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

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
As part of the Single Security Initiative, we have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. We extend our guarantee of these products to cover principal and interest that are payable from the underlying Fannie Mae collateral. Because both Freddie Mac and Fannie Mae are under the common control of FHFA, and due to Fannie Mae’s status as a GSE and the funding commitment available to it through its senior preferred stock purchase agreement with Treasury, we view the likelihood of being required to perform on our guarantee of Fannie Mae collateral as remote and do not charge an incremental guarantee fee to include Fannie Mae securities in our resecuritization products. Thus, we do not record a guarantee obligation with respect to Fannie Mae securities backing Freddie Mac resecuritization products, and we exclude from the following table approximately $2.0 billion of Fannie Mae securities backing Freddie Mac resecuritization products as of June 30, 2019.
Table 5.1 - Financial Guarantees

	June 30, 2019			December 31, 2018
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-family:
Securitization activity guarantees	$21,972	$282	40	$17,783	$220	40
Other mortgage-related guarantees	6,715	173	30	6,139	167	30
Total single-family	$28,687	$455		$23,922	$387
Multifamily:
Securitization activity guarantees	$231,826	$2,890	40	$221,245	$2,746	40
Other mortgage-related guarantees	10,244	441	35	9,779	428	35
Total multifamily	$242,070	$3,331		$231,024	$3,174
Other guarantees measured at fair value	$29,333	$410	30	$16,251	$242	30

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

(2)
For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our condensed consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $51 million and $52 million as of June 30, 2019 and December 31, 2018, respectively, and is included within other liabilities on our condensed consolidated balance sheets. For other guarantees measured at fair value, this amount represents the fair value of the contract.

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
Mortgage Loan Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our mortgage loan credit enhancements. For information about counterparty credit risk associated with credit enhancement providers, see Note 14.
Table 6.1 - Mortgage Loan Credit Enhancements

	June 30, 2019		December 31, 2018
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Single-family:
Primary mortgage insurance	$396,809	$101,737	$378,594	$96,996
ACIS transactions(2)	867,937	10,104	807,885	9,123
STACR Trust transactions	239,635	7,879	161,152	5,026
Other	20,628	5,734	18,136	5,389
Total mortgage loan credit enhancements		$125,454		$116,534

(1)	Underlying loans may be covered by more than one form of credit enhancement.

(2)	As of June 30, 2019 and December 31, 2018, our counterparties posted collateral on our ACIS transactions of $2.0 billion and $1.5 billion, respectively.
Guarantee Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our single-family and multifamily guarantee credit enhancements.
Table 6.2 - Guarantee Credit Enhancements

	June 30, 2019		December 31, 2018
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
Subordination (non-consolidated VIEs)	$20,413	$3,626	$16,271	$2,933
Other	1,157	1,157	1,226	1,226
Total single-family		4,783		4,159
Multifamily:
Subordination (non-consolidated VIEs)	231,470	37,355	220,733	35,661
Other	2,198	788	2,349	815
Total multifamily		38,143		36,476
Total guarantee credit enhancements		$42,926		$40,635

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
Table 6.3 - Debt with Embedded Credit Enhancements

	June 30, 2019		December 31, 2018
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
STACR debt notes	$580,537	$16,843	$605,263	$17,596
Subordination (consolidated VIEs)	23,549	1,007	25,006	1,036
Total single-family		17,850		18,632
Multifamily:
SCR notes	2,569	128	2,667	133
Subordination (consolidated VIEs)	2,700	280	2,700	280
Total multifamily		408		413
Total debt with embedded credit enhancements		$18,258		$19,045

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

Other Credit Enhancements

The Multifamily segment also has other credit enhancements in the form of collateral posting requirements, indemnification, pool insurance, bond insurance, recourse, and other similar arrangements. These credit enhancements, along with the proceeds received from the sale of the underlying mortgage collateral, are designed to recover all or a portion of our losses on our mortgage loans or the amounts paid under our financial guarantee contracts. Our historical losses and related recoveries pursuant to these agreements have not been significant and therefore these other types of credit enhancements are excluded from the tables above.

Freddie Mac Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Investments in Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 7.1 - Investments in Securities

(In millions)	June 30, 2019	December 31, 2018
Trading securities	$39,951	$35,548
Available-for-sale securities	29,688	33,563
Total fair value of investments in securities	$69,639	$69,111

As of June 30, 2019 and December 31, 2018, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
Trading Securities

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 7.2 - Trading Securities

(In millions)	June 30, 2019	December 31, 2018
Mortgage-related securities:
Freddie Mac	$12,084	$13,821
Other agency	4,217	2,551
Non-agency	1	1
Total mortgage-related securities	16,302	16,373
Non-mortgage-related securities	23,649	19,175
Total fair value of trading securities	$39,951	$35,548

For trading securities held at June 30, 2019, we recorded net unrealized gains (losses) of $373 million and $412 million during 2Q 2019 and YTD 2019, respectively. For trading securities held at June 30, 2018, we recorded net unrealized gains (losses) of ($177) million and ($402) million during 2Q 2018 and YTD 2018, respectively.
Available-for-Sale Securities

At June 30, 2019 and December 31, 2018, all available-for-sale securities were mortgage-related securities.
The tables below present the amortized cost, gross unrealized gains and losses, and fair value by major security type for our securities classified as available-for-sale.
Table 7.3 - Available-for-Sale Securities

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Freddie Mac	$26,613	$594	$—	($134)	$27,073
Other agency	1,079	25	—	(4)	1,100
Non-agency and other	1,195	320	—	—	1,515
Total available-for-sale securities	$28,887	$939	$—	($138)	$29,688

Freddie Mac Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Freddie Mac	$30,407	$320	$—	($528)	$30,199
Other agency	1,675	38	—	(7)	1,706
Non-agency and other	1,378	282	—	(2)	1,658
Total available-for-sale securities	$33,460	$640	$—	($537)	$33,563

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.
The fair value of our available-for-sale securities held at June 30, 2019 scheduled to contractually mature after ten years was $25.2 billion, with an additional $4.0 billion scheduled to contractually mature after five years through ten years.
Available-for-Sale Securities in a Gross Unrealized Loss Position

The tables below present available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 7.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	June 30, 2019
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$4,632	($76)	$4,149	($58)
Other agency	96	—	545	(4)
Non-agency and other	—	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$4,728	($76)	$4,694	($62)

	December 31, 2018
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$4,259	($38)	$14,751	($490)
Other agency	351	(1)	638	(6)
Non-agency and other	43	(1)	6	(1)
Total available-for-sale securities in a gross unrealized loss position	$4,653	($40)	$15,395	($497)

At June 30, 2019, the gross unrealized losses relate to 153 separate securities.

Freddie Mac Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Realized Gains and Losses on Sales of Available-for-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 7.5 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	2Q 2019	2Q 2018	YTD 2019	YTD 2018
Gross realized gains	$38	$29	$101	$475
Gross realized losses	(5)	(50)	(34)	(101)
Net realized gains (losses)	$33	($21)	$67	$374

Non-Cash Investing and Financing Activities

During 2Q 2019, we purchased $0.5 billion and sold $0.3 billion of non-mortgage-related securities that were traded, but not settled. We settled our purchase and sale obligations during the third quarter of 2019.

Freddie Mac Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8
Debt Securities and Subordinated Borrowings
The table below summarizes the balances of total debt, net per our condensed consolidated balance sheets and the interest expense per our condensed consolidated statements of comprehensive income.
Table 8.1 - Total Debt, Net

	Balance, Net		Interest Expense
(In millions)	June 30, 2019	December 31, 2018	2Q 2019	2Q 2018	YTD 2019	YTD 2018
Debt securities of consolidated trusts held by third parties	$1,827,974	$1,792,677	$13,696	$12,655	$27,677	$25,169
Other debt:
Short-term debt	70,893	51,080	484	242	920	471
Long-term debt	206,468	201,193	1,355	1,402	2,771	2,616
Total other debt	277,361	252,273	1,839	1,644	3,691	3,087
Total debt, net	$2,105,335	$2,044,950	$15,535	$14,299	$31,368	$28,256

As of June 30, 2019, our aggregate indebtedness was $279.7 billion, which was below the $300.0 billion debt cap limit imposed by the Purchase Agreement for 2019. Our aggregate indebtedness calculation primarily includes the par value of other short- and long-term debt.
Debt Securities of Consolidated Trusts Held by Third Parties

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.
Table 8.2 - Debt Securities of Consolidated Trusts Held by Third Parties

	June 30, 2019				December 31, 2018
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2019 - 2057	$1,440,879	$1,478,214	3.72%	2019 - 2057	$1,389,113	$1,426,060	3.72%
20-year fixed-rate	2019 - 2039	69,083	70,803	3.43	2019 - 2039	70,547	72,354	3.43
15-year fixed-rate	2019 - 2034	227,828	231,705	2.90	2019 - 2034	240,310	244,587	2.89
Adjustable-rate	2019 - 2049	35,721	36,423	3.26	2019 - 2049	38,361	39,153	3.12
Interest-only	2026 - 2041	4,700	4,762	4.77	2026 - 2048	5,322	5,386	4.41
FHA/VA	2020 - 2046	670	685	4.74	2019 - 2046	720	736	4.78
Total single-family		1,778,881	1,822,592			1,744,373	1,788,276
Multifamily	2019-2047	5,348	5,382	3.44	2019 - 2047	4,365	4,401	4.02
Total debt securities of consolidated trusts held by third parties		$1,784,229	$1,827,974			$1,748,738	$1,792,677

(1)
Includes $739 million and $755 million at June 30, 2019 and December 31, 2018, respectively, of debt of consolidated trusts that represents the fair value of debt securities with the fair value option elected.

(2)	The effective interest rate for debt securities of consolidated trusts held by third parties was 2.94% and 3.07% as of June 30, 2019 and December 31, 2018, respectively.

Freddie Mac Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Other Debt

The table below summarizes the balances and effective interest rates for other debt.
Table 8.3 - Total Other Debt

	June 30, 2019			December 31, 2018
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Other short-term debt:
Discount notes and Reference Bills	$35,362	$35,160	2.41%	$28,787	$28,621	2.36%
Medium-term notes	26,186	26,184	2.50	16,440	16,440	2.10
Securities sold under agreements to repurchase	9,549	9,549	2.30	6,019	6,019	2.40
Total other short-term debt	71,097	70,893	2.43	51,246	51,080	2.28
Other long-term debt:
Original maturities on or before December 31,
2019	36,267	36,251	1.46	58,002	57,968	1.54
2020	52,220	52,205	2.03	42,296	42,275	1.78
2021	33,769	33,770	2.09	30,898	30,901	2.06
2022	28,219	28,194	2.47	20,802	20,775	2.46
2023	9,848	9,828	2.87	15,929	15,906	3.09
Thereafter	30,610	28,180	4.13	18,068	15,579	5.91
STACR and SCR debt(3)	16,971	17,185	6.22	17,729	18,004	6.04
Hedging-related basis adjustments	N/A	855		N/A	(215)
Total other long-term debt	207,904	206,468	2.68	203,724	201,193	2.58
Total other debt(4)	$279,001	$277,361		$254,970	$252,273

(1)
Represents par value, net of associated discounts or premiums and issuance cost. Includes $4.1 billion and $4.4 billion at June 30, 2019 and December 31, 2018, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)	Based on carrying amount.

(3)
Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.

(4)	Carrying amount for other debt includes callable debt of $126.0 billion and $107.2 billion at June 30, 2019 and December 31, 2018, respectively.

Freddie Mac Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

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
Cash Flow Hedges
There are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. Amounts reclassified from AOCI are recorded in interest expense. During YTD 2019 and YTD 2018, we reclassified from AOCI into earnings, pre-tax losses of $48 million and $75 million, respectively, related to closed cash flow hedges. See Note 11 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.

Freddie Mac Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 9.1 - Derivative Assets and Liabilities at Fair Value

	June 30, 2019			December 31, 2018
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$178,733	$2,074	($26)	$145,386	$1,380	($181)
Pay-fixed	182,578	23	(2,430)	170,899	476	(2,287)
Basis (floating to floating)	5,924	—	—	5,404	1	—
Total interest-rate swaps	367,235	2,097	(2,456)	321,689	1,857	(2,468)
Option-based:
Call swaptions
Purchased	57,775	2,788	—	43,625	2,007	—
Written	7,400	—	(305)	4,400	—	(133)
Put swaptions
Purchased(1)	79,875	793	—	88,075	1,565	—
Written	9,250	—	(11)	1,750	—	(4)
Other option-based derivatives(2)	10,405	727	—	10,481	628	—
Total option-based	164,705	4,308	(316)	148,331	4,200	(137)
Futures	117,084	—	—	161,185	—	—
Commitments	117,840	147	(250)	36,044	90	(179)
Credit derivatives	1,932	—	(31)	2,030	—	(35)
Other	16,814	12	(91)	12,212	1	(103)
Total derivatives not designated as hedges	785,610	6,564	(3,144)	681,491	6,148	(2,922)
Designated as fair value hedges
Interest-rate swaps:
Receive-fixed	129,732	150	(165)	117,038	23	(935)
Pay-fixed	107,791	20	(2,684)	77,513	247	(571)
Total derivatives designated as fair value hedges	237,523	170	(2,849)	194,551	270	(1,506)
Derivative interest and other receivable (payable)		1,119	(1,019)		889	(1,096)
Netting adjustments(3)		(6,711)	6,549		(6,972)	4,941
Total derivative portfolio, net	$1,023,133	$1,142	($463)	$876,042	$335	($583)

(1)
Includes swaptions on credit indices with a notional or contractual amount of $30.9 billion and $45.9 billion at June 30, 2019 and December 31, 2018, respectively, and a fair value of $13.0 million and $113.0 million at June 30, 2019 and December 31, 2018, respectively.

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
Table 9.2 - Gains and Losses on Derivatives

(In millions)	2Q 2019	2Q 2018	YTD 2019	YTD 2018
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$3,683	($979)	$5,520	($4,076)
Pay-fixed	(5,398)	1,560	(8,286)	6,201
Basis (floating to floating)	6	2	10	(28)
Total interest-rate swaps	(1,709)	583	(2,756)	2,097
Option-based:
Call swaptions
Purchased	1,129	(296)	1,583	(990)
Written	(178)	14	(234)	41
Put swaptions
Purchased	(425)	61	(1,051)	388
Written	48	6	64	(21)
Other option-based derivatives(1)	74	(44)	99	(132)
Total option-based	648	(259)	461	(714)
Other:
Futures	(779)	64	(1,021)	451
Commitments	(216)	85	(312)	603
Credit derivatives	(1)	(24)	(5)	(10)
Other	10	10	34	7
Total other	(986)	135	(1,304)	1,051
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	(20)	74	(71)	296
Pay-fixed interest-rate swaps	(58)	(118)	(94)	(486)
Other	36	1	69	2
Total accrual of periodic cash settlements	(42)	(43)	(96)	(188)
Total	($2,089)	$416	($3,695)	$2,246

(1)	Primarily consists of purchased interest-rate caps and floors.

Freddie Mac Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Fair Value Hedges

The tables below present the effects of fair value hedge accounting by condensed consolidated statements of comprehensive income line, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 9.3 - Gains and Losses on Fair Value Hedges

	2Q 2019		2Q 2018
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Interest Income - Mortgage Loans	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$17,358	($15,535)	$16,344	($14,299)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	2,851	—	(713)	—
Derivatives designated as hedging instruments	(2,778)	—	624	—
Interest accruals on hedging instruments	6	—	(110)	—
Discontinued hedge related basis adjustment amortization	(47)	—	32	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(600)	—	132
Derivatives designated as hedging instruments	—	651	—	(87)
Interest accruals on hedging instruments	—	(87)	—	(109)
Discontinued hedge related basis adjustment amortization	—	16	—	(1)

	YTD 2019		YTD 2018
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Interest Income - Mortgage Loans	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$35,304	($31,368)	$32,295	($28,256)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	4,393	—	(2,686)	—
Derivatives designated as hedging instruments	(4,021)	—	2,311	—
Interest accruals on hedging instruments	44	—	(277)	—
Discontinued hedge related basis adjustment amortization	(19)	—	48	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(1,105)	—	810
Derivatives designated as hedging instruments	—	1,197	—	(678)
Interest accruals on hedging instruments	—	(212)	—	(123)
Discontinued hedge related basis adjustment amortization	—	25	—	(1)

Freddie Mac Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Cumulative Basis Adjustments Due to Fair Value Hedging

The tables below present the hedged item cumulative basis adjustments due to qualifying fair value hedging and the related hedged item carrying amounts by their respective balance sheet line item.
Table 9.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	June 30, 2019
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount
(In millions)		Total	Discontinued - Hedge Related
Mortgage loans held-for-investment	$213,657	$3,138	$3,138
Debt	(149,625)	(855)	(129)

	December 31, 2018
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount
(In millions)		Total	Discontinued - Hedge Related
Mortgage loans held-for-investment	$193,547	($1,237)	($1,237)
Debt	(127,215)	216	(8)

Freddie Mac Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

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
Over-the-Counter Derivatives

We use master netting and collateral agreements to reduce our credit risk exposure to our OTC derivative counterparties. In the event that all of our counterparties for OTC derivatives were to default simultaneously on June 30, 2019, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $11 million.
Cleared and Exchange-Traded Derivatives

The majority of our interest-rate swaps are subject to the central clearing requirement of the Dodd-Frank Act. A reduction in our credit ratings could cause the clearinghouses or clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.
Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total net exposure on our forward purchase and sale commitments, which are treated as derivatives, was $147 million and $90 million at June 30, 2019 and December 31, 2018, respectively.
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
Securities Purchased Under Agreements to Resell

As an investor, we enter into arrangements to purchase securities under agreements to subsequently resell the identical or substantially the same securities to our counterparty. Our counterparties to these transactions are required to pledge the purchased securities as collateral for their obligation to repurchase those securities at a later date. While such transactions involve the legal transfer of securities, they are accounted for as secured financings because the transferor does not relinquish effective control over the securities transferred. These agreements may allow us to repledge all or a portion of the collateral pledged to us, and we may repledge such collateral periodically, although it is not typically our practice to repledge collateral that has been pledged to us.
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
Offsetting of Financial Assets and Liabilities

At June 30, 2019 and December 31, 2018, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
The tables below display offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements. Securities sold under agreements to repurchase are included in debt, net on our condensed consolidated balance sheets.
Table 10.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	June 30, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,605	($5,305)	($1,527)	$773	($762)	$11
Cleared and exchange-traded derivatives	89	(3)	124	210	—	210
Other	159	—	—	159	—	159
Total derivatives	7,853	(5,308)	(1,403)	1,142	(762)	380
Securities purchased under agreements to resell(3)	52,698	—	—	52,698	(52,698)	—
Total	$60,551	($5,308)	($1,403)	$53,840	($53,460)	$380
Liabilities:
Derivatives:
OTC derivatives	($6,637)	$5,305	$1,241	($91)	$—	($91)
Cleared and exchange-traded derivatives	(3)	3	—	—	—	—
Other	(372)	—	—	(372)	—	(372)
Total derivatives	(7,012)	5,308	1,241	(463)	—	(463)
Securities sold under agreements to repurchase(3)	(9,549)	—	—	(9,549)	9,549	—
Total	($16,561)	$5,308	$1,241	($10,012)	$9,549	($463)
Referenced footnotes are included after the next table.

Freddie Mac Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

	December 31, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,213	($4,544)	($2,448)	$221	($173)	$48
Cleared and exchange-traded derivatives	3	—	20	23	—	23
Other	91	—	—	91	—	91
Total derivatives	7,307	(4,544)	(2,428)	335	(173)	162
Securities purchased under agreements to resell(3)	34,771	—	—	34,771	(34,771)	—
Total	$42,078	($4,544)	($2,428)	$35,106	($34,944)	$162
Liabilities:
Derivatives:
OTC derivatives	($4,963)	$4,544	$296	($123)	$—	($123)
Cleared and exchange-traded derivatives	(244)	—	101	(143)	—	(143)
Other	(317)	—	—	(317)	—	(317)
Total derivatives	(5,524)	4,544	397	(583)	—	(583)
Securities sold under agreements to repurchase(3)	(6,019)	—	—	(6,019)	6,019	—
Total	($11,543)	$4,544	$397	($6,602)	$6,019	($583)

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $3.5 billion and $2.5 billion as of June 30, 2019 and December 31, 2018, respectively.

(3)	Does not include the impacts of netting by central clearing organizations.
We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At June 30, 2019, and December 31, 2018, we had $32.9 billion and $20.1 billion, respectively, of securities pledged to us in these transactions. In addition, at June 30, 2019 and December 31, 2018, we had $2.3 billion and $2.5 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge.

Freddie Mac Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. At June 30, 2019, we had $2.3 billion pledged to us as collateral that was invested as part of our liquidity and contingency operating portfolio.
Collateral Pledged by Freddie Mac
The tables below summarize the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 10.2 - Collateral in the Form of Securities Pledged

	June 30, 2019
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(3)	Total
Cash equivalents(1)	$—	$1,011	$—	$1,011
Debt securities of consolidated trusts(2)	293	—	139	432
Available-for-sale securities	—	—	23	23
Trading securities	3,163	8,314	198	11,675
Total securities pledged	$3,456	$9,325	$360	$13,141

	December 31, 2018
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(3)	Total
Cash equivalents(1)	$—	$2,595	$—	$2,595
Debt securities of consolidated trusts(2)	362	—	179	541
Available-for-sale securities	—	—	1	1
Trading securities	2,160	3,432	73	5,665
Total securities pledged	$2,522	$6,027	$253	$8,802

(1)	Represents U.S. Treasury securities accounted for as cash equivalents.

(2)
Represents debt securities of consolidated trusts held by us in our Capital Markets segment mortgage investments portfolio which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our condensed consolidated balance sheets.

(3)	Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
The table below summarizes the underlying collateral pledged and the remaining contractual maturity of our gross obligations under securities sold under agreements to repurchase.
Table 10.3 - Underlying Collateral Pledged

	June 30, 2019
(In millions)	Overnight and continuous	30 days or less	After 30 days through 90 days	Greater than 90 days	Total
U.S. Treasury securities and other	$3,005	$5,918	$402	$—	$9,325

Freddie Mac Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Stockholders' Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The tables below present changes in AOCI after the effects of our federal statutory tax rate of 21% for YTD 2019 and YTD 2018, related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.
Table 11.1 - Changes in AOCI by Component, Net of Taxes

	YTD 2019
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$83	($315)	$97	($135)
Other comprehensive income before reclassifications	603	—	(2)	601
Amounts reclassified from accumulated other comprehensive income	(53)	38	(8)	(23)
Changes in AOCI by component	550	38	(10)	578
Ending balance	$633	($277)	$87	$443

	YTD 2018
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$662	($356)	$83	$389
Other comprehensive income before reclassifications	(601)	—	(2)	(603)
Amounts reclassified from accumulated other comprehensive income	(295)	62	(8)	(241)
Changes in AOCI by component	(896)	62	(10)	(844)
Cumulative effect of change in accounting principle(1)	143	(73)	19	89
Ending balance	($91)	($367)	$92	($366)

(1)	Includes the effect of adopting the accounting guidance on reclassification of stranded tax effects of the Tax Cuts and Jobs Act in 1Q 2018.

Freddie Mac Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our condensed consolidated statements of comprehensive income.
Table 11.2 - Reclassifications from AOCI to Net Income

(In millions)	2Q 2019	2Q 2018	YTD 2019	YTD 2018
AOCI related to available-for-sale securities
Affected line items in the consolidated statements of comprehensive income:
Investment securities gains (losses)	$33	($22)	$67	$373
Income tax (expense) or benefit	(7)	5	(14)	(78)
Net of tax	26	(17)	53	295
AOCI related to cash flow hedge relationships
Affected line items in the consolidated statements of comprehensive income:
Interest expense	(25)	(37)	(48)	(75)
Income tax (expense) or benefit	5	5	10	13
Net of tax	(20)	(32)	(38)	(62)
AOCI related to defined benefit plans
Affected line items in the consolidated statements of comprehensive income:
Salaries and employee benefits	5	5	10	10
Income tax (expense) or benefit	(1)	(1)	(2)	(2)
Net of tax	4	4	8	8
Total reclassifications in the period net of tax	$10	($45)	$23	$241

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.3 billion and $0.4 billion at June 30, 2019 and June 30, 2018, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $60 million, net of taxes, of the $0.3 billion of cash flow hedge losses in AOCI at June 30, 2019 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 14 years.

Freddie Mac Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Senior Preferred Stock

As of June 30, 2019, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $4.8 billion as of June 30, 2019 and the Capital Reserve Amount of $3.0 billion, our dividend requirement to Treasury in September 2019 will be $1.8 billion. See Note 2 for additional information.
Upon the Conservator, acting as successor to the rights, titles, powers, and privileges of the Board of Directors, declaring a senior preferred stock dividend equal to our dividend requirement and directing us to pay it before September 30, 2019, we would pay a dividend of $1.8 billion by September 30, 2019. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full, the unpaid amount would be added to the liquidation preference and our applicable Capital Reserve Amount would thereafter be zero, but this would not affect our ability to draw funds from Treasury under the Purchase Agreement. Our cumulative senior preferred stock dividend payments totaled $119.7 billion as of June 30, 2019. The aggregate liquidation preference of the senior preferred stock owned by Treasury was $75.6 billion as of both June 30, 2019 and December 31, 2018.
Stock Issuances and Repurchases

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2Q 2019.
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
There were no stock options outstanding at both June 30, 2019 and June 30, 2018.
Dividends and Dividend Restrictions

No common dividends were declared during YTD 2019. At the direction of our Conservator, we paid dividends of $1.5 billion and $1.7 billion in cash on the senior preferred stock during 1Q 2019 and 2Q 2019, respectively. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during YTD 2019.
Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in Note 11 in our 2018 Annual Report.

Freddie Mac Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Income Taxes
Income Tax Expense

For 2Q 2019 and 2Q 2018, we reported income tax expense of $0.4 billion and $0.6 billion, respectively, resulting in effective tax rates of 20.7% and 20.4%, respectively. For YTD 2019 and YTD 2018, we reported income tax expense of $0.8 billion and $1.4 billion, respectively, resulting in effective tax rates of 20.5% and 20.4%, respectively. Our effective tax rates differed from the statutory tax rate of 21% in these periods primarily due to our recognition of low income housing tax credits.
Deferred Tax Assets, Net

We had net deferred tax assets of $6.4 billion and $6.9 billion as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at June 30, 2019, we determined that it is more likely than not that our net deferred tax assets, except for a portion of the deferred tax asset related to our capital loss carryforward, will be realized. As of June 30, 2019, we have a $46 million valuation allowance recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of June 30, 2019.

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
The table below presents Segment Earnings by segment.
Table 13.1 - Segment Earnings

(In millions)	2Q 2019	2Q 2018	YTD 2019	YTD 2018
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$955	$915	$1,695	$1,701
Multifamily	383	550	713	1,023
Capital Markets	168	1,038	505	2,705
All Other	—	—	—	—
Total Segment Earnings, net of taxes	1,506	2,503	2,913	5,429
Net income (loss)	$1,506	$2,503	$2,913	$5,429
Comprehensive income (loss) of segments:
Single-family Guarantee	$953	$913	$1,689	$1,695
Multifamily	440	526	835	931
Capital Markets	433	996	967	1,959
All Other	—	—	—	—
Comprehensive income (loss) of segments	1,826	2,435	3,491	4,585
Comprehensive income (loss)	$1,826	$2,435	$3,491	$4,585

Freddie Mac Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The tables below present detailed reconciliations between our GAAP condensed consolidated statements of comprehensive income and Segment Earnings for our reportable segments and All Other.
Table 13.2 - Segment Earnings and Reconciliations to GAAP Condensed Consolidated Statements of Comprehensive Income

	2Q 2019
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$266	$747	$—	$1,013	$1,914	$2,927
Guarantee fee income	1,889	222	—	—	2,111	(1,889)	222
Benefit (provision) for credit losses	79	(1)	—	—	78	82	160
Mortgage loans gains (losses)	—	1,091	—	—	1,091	450	1,541
Investment securities gains (losses)	—	27	367	—	394	(4)	390
Debt gains (losses)	83	(6)	(3)	—	74	(25)	49
Derivative gains (losses)	(6)	(1,085)	(990)	—	(2,081)	(8)	(2,089)
Other income (loss)	269	99	195	—	563	(354)	209
Administrative expense	(400)	(120)	(99)	—	(619)	—	(619)
REO operations (expense) income	(86)	—	—	—	(86)	5	(81)
Other non-interest (expense) income	(625)	(10)	(5)	—	(640)	(171)	(811)
Income tax (expense) benefit	(248)	(100)	(44)	—	(392)	—	(392)
Net income (loss)	955	383	168	—	1,506	—	1,506
Changes in unrealized gains (losses) related to available-for-sale securities	—	58	246	—	304	—	304
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	20	—	20	—	20
Changes in defined benefit plans	(2)	(1)	(1)	—	(4)	—	(4)
Total other comprehensive income (loss), net of taxes	(2)	57	265	—	320	—	320
Comprehensive income (loss)	$953	$440	$433	$—	$1,826	$—	$1,826

	YTD 2019
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$513	$1,505	$—	$2,018	$4,062	$6,080
Guarantee fee income	3,522	438	—	—	3,960	(3,521)	439
Benefit (provision) for credit losses	87	(2)	—	—	85	210	295
Mortgage loans gains (losses)	—	1,822	—	—	1,822	650	2,472
Investment securities gains (losses)	—	10	562	—	572	(8)	564
Debt gains (losses)	62	23	(10)	—	75	(11)	64
Derivative gains (losses)	(47)	(1,857)	(1,657)	—	(3,561)	(134)	(3,695)
Other income (loss)	518	203	432	—	1,153	(910)	243
Administrative expense	(774)	(232)	(191)	—	(1,197)	—	(1,197)
REO operations (expense) income	(124)	—	—	—	(124)	10	(114)
Other non-interest (expense) income	(1,113)	(21)	(6)	—	(1,140)	(348)	(1,488)
Income tax (expense) benefit	(436)	(184)	(130)	—	(750)	—	(750)
Net income (loss)	1,695	713	505	—	2,913	—	2,913
Changes in unrealized gains (losses) related to available-for-sale securities	—	124	426	—	550	—	550
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	38	—	38	—	38
Changes in defined benefit plans	(6)	(2)	(2)	—	(10)	—	(10)
Total other comprehensive income (loss), net of taxes	(6)	122	462	—	578	—	578
Comprehensive income (loss)	$1,689	$835	$967	$—	$3,491	$—	$3,491

Freddie Mac Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	2Q 2018
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$295	$794	$—	$1,089	$1,914	$3,003
Guarantee fee income	1,666	204	—	—	1,870	(1,670)	200
Benefit (provision) for credit losses	120	2	—	—	122	(62)	60
Mortgage loans gains (losses)	—	130	—	—	130	224	354
Investment securities gains (losses)	—	(98)	(225)	—	(323)	(26)	(349)
Debt gains (losses)	26	7	126	—	159	7	166
Derivative gains (losses)	(6)	224	309	—	527	(111)	416
Other income (loss)	124	37	393	—	554	(116)	438
Administrative expense	(363)	(106)	(89)	—	(558)	—	(558)
REO operations (expense) income	(20)	1	—	—	(19)	4	(15)
Other non-interest (expense) income	(400)	(6)	—	—	(406)	(164)	(570)
Income tax (expense) benefit	(232)	(140)	(270)	—	(642)	—	(642)
Net income (loss)	915	550	1,038	—	2,503	—	2,503
Changes in unrealized gains (losses) related to available-for-sale securities	—	(23)	(73)	—	(96)	—	(96)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	32	—	32	—	32
Changes in defined benefit plans	(2)	(1)	(1)	—	(4)	—	(4)
Total other comprehensive income (loss), net of taxes	(2)	(24)	(42)	—	(68)	—	(68)
Comprehensive income (loss)	$913	$526	$996	$—	$2,435	$—	$2,435

	YTD 2018
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$566	$1,565	$—	$2,131	$3,890	$6,021
Guarantee fee income	3,256	399	—	—	3,655	(3,261)	394
Benefit (provision) for credit losses	161	18	—	—	179	(182)	(3)
Mortgage loans gains (losses)	—	(216)	—	—	(216)	355	139
Investment securities gains (losses)	—	(256)	(188)	—	(444)	(137)	(581)
Debt gains (losses)	60	17	231	—	308	(21)	287
Derivative gains (losses)	(12)	879	1,611	—	2,478	(232)	2,246
Other income (loss)	205	101	362	—	668	(99)	569
Administrative expense	(699)	(206)	(173)	—	(1,078)	—	(1,078)
REO operations (expense) income	(59)	1	—	—	(58)	9	(49)
Other non-interest (expense) income	(779)	(19)	(6)	—	(804)	(322)	(1,126)
Income tax (expense) benefit	(432)	(261)	(697)	—	(1,390)	—	(1,390)
Net income (loss)	1,701	1,023	2,705	—	5,429	—	5,429
Changes in unrealized gains (losses) related to available-for-sale securities	—	(90)	(806)	—	(896)	—	(896)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	62	—	62	—	62
Changes in defined benefit plans	(6)	(2)	(2)	—	(10)	—	(10)
Total other comprehensive income (loss), net of taxes	(6)	(92)	(746)	—	(844)	—	(844)
Comprehensive income (loss)	$1,695	$931	$1,959	$—	$4,585	$—	$4,585

Freddie Mac Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

NOTE 14
Concentration of Credit and Other Risks
Single-Family Credit Guarantee Portfolio

The table below summarizes the concentration by loan portfolio and geographic area of the approximately $1.9 trillion UPB of our single-family credit guarantee portfolio as of both June 30, 2019 and December 31, 2018. See Note 4 and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.
Table 14.1 - Concentration of Credit Risk of Our Single-Family Credit Guarantee Portfolio

	June 30, 2019		December 31, 2018		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	YTD 2019	YTD 2018
Core single-family loan portfolio	83%	0.23%	82%	0.22%	13%	9%
Legacy and relief refinance single-family loan portfolio	17	1.82	18	1.93	87	91
Total	100%	0.63	100%	0.69	100%	100%
Region(1)
West	30%	0.36	30%	0.38	13%	14%
Northeast	24	0.90	24	0.96	39	45
North Central	16	0.60	16	0.63	18	18
Southeast	16	0.76	16	0.90	24	17
Southwest	14	0.51	14	0.57	6	6
Total	100%	0.63	100%	0.69	100%	100%
State(2)
Florida	6%	0.83	6%	1.01	16%	9%
New York	5	1.28	5	1.37	12	14
New Jersey	3	1.12	3	1.24	10	12
Illinois	4	0.82	5	0.86	10	9
California	18	0.33	18	0.35	8	8
All other	64	0.59	63	0.64	44	48
Total	100%	0.63%	100%	0.69%	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during YTD 2019.
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
Table 14.2 - Certain Higher Risk Categories in Our Single-Family Credit Guarantee Portfolio

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Interest-only	1%	1%	3.06%	3.43%
Alt-A	1	1	3.94	4.13
Original LTV ratio greater than 90%(2)	18	18	0.93	1.04
Lower credit scores at origination (less than 620)	2	2	4.23	4.59

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchased as part of our participation in the MHA Program.
Sellers and Servicers

Sellers
We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The tables below summarize the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume during YTD 2019 or YTD 2018.
Table 14.3 - Seller Concentration

Single-family Sellers(1)	YTD 2019	YTD 2018
JPMorgan Chase Bank, N.A.	16%	5%
United Shore Financial Services, LLC	10	3
Wells Fargo Bank, N.A.	8	13
Other top 10 sellers	23	28
Top 10 single-family sellers	57%	49%

Multifamily Sellers(1)	YTD 2019	YTD 2018
CBRE Capital Markets, Inc.	19%	16%
Berkadia Commercial Mortgage LLC	15	11
Holliday Fenoglio Fowler, L.P.	8	11
Other top 10 sellers	38	41
Top 10 multifamily sellers	80%	79%

(1)	Sellers presented based on those with the highest percentage of purchase volume during YTD 2019.
In recent years, there has been a shift in our single-family purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown in recent years, and we purchase a significant share of our loans from them. Our top five non-depository sellers provided approximately 27% and 22% of our single-family purchase volume during YTD 2019 and YTD 2018, respectively.
Servicers
Significant portions of our single-family and multifamily loans are serviced by several large servicers. The tables below summarize the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family credit guarantee portfolio and our multifamily mortgage portfolio as of June 30, 2019 or December 31, 2018. For purposes of determining the concentration of servicers in the tables below, our multifamily mortgage portfolio excludes loans underlying multifamily securitizations where we are not in first loss position, primarily K Certificates and SB Certificates.

Freddie Mac Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Table 14.4 - Servicer Concentration

Single-family Servicers(2)	June 30, 2019(1)	December 31, 2018(1)
Wells Fargo Bank, N.A.	16%	17%
Other top 10 servicers	40	39
Top 10 single-family servicers	56%	56%

Multifamily Servicers(2)	June 30, 2019	December 31, 2018
Wells Fargo Bank, N.A.	15%	14%
Berkadia Commercial Mortgage LLC	12	11
CBRE Capital Markets, Inc.	12	14
Other top 10 servicers	38	36
Top 10 multifamily servicers	77%	75%

(1)
Percentage of servicing volume is based on the total single-family credit guarantee portfolio, which includes loans where we do not exercise servicing control. However, loans where we do not exercise servicing control are not included for purposes of determining the concentration of servicers who serviced more than 10% of our single-family credit guarantee portfolio because we do not know which entity serves as the primary servicer for such loans.

(2)	Servicers presented based on those with the highest percentage of servicing volume as of June 30, 2019.
In recent years, there has been a shift in our single-family servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown in recent years and now service a large share of our loans. As of June 30, 2019 and December 31, 2018, approximately 17% and 16%, respectively, of our single-family credit guarantee portfolio was serviced by our top five non-depository servicers. We actively manage the performance of our largest non-depository servicers. Additionally, as part of our efforts on home ownership retention and loss mitigation, we have been consolidating a portion of our default servicing with Freddie Mac selected specialty servicers.
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
We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 4 for additional information. As of June 30, 2019, mortgage insurers provided coverage with maximum loss limits of $101.8 billion, for $396.9 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance.
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
Table 14.5 - Mortgage Insurer Concentration

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	June 30, 2019	December 31, 2018
Arch Mortgage Insurance Company	A-	23%	24%
Radian Guaranty Inc.	BBB	20	20
Mortgage Guaranty Insurance Corporation	BBB	18	19
Genworth Mortgage Insurance Corporation	BB+	15	14
Essent Guaranty, Inc.	BBB+	15	14
Total		91%	91%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of June 30, 2019. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

(2)	Includes primary mortgage insurance and pool insurance. Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty.
During both YTD 2019 and YTD 2018, we received proceeds of $0.1 billion from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.1 billion

Freddie Mac Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

(excluding deferred payment obligations associated with unpaid claim amounts) as of both June 30, 2019 and December 31, 2018. The balance of these receivables, net of associated reserves, was approximately $0.1 billion at both June 30, 2019 and December 31, 2018.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of both June 30, 2019 and December 31, 2018, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We have reserved substantially all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
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
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of June 30, 2019 and December 31, 2018, including amounts related to our consolidated VIEs, the balance in our other investments was $83.2 billion and $63.1 billion, respectively. The balances consist primarily of cash and securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities. As of June 30, 2019, all of our securities purchased under agreements to resell were fully collateralized. As of June 30, 2019 and December 31, 2018, $2.3 billion and $2.5 billion of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty risk of these institutions.

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

	June 30, 2019
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$24,329	$2,744	$—	$27,073
Other agency	—	1,064	36	—	1,100
Non-agency and other	—	21	1,494	—	1,515
Total available-for-sale securities, at fair value	—	25,414	4,274	—	29,688
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	9,056	3,028	—	12,084
Other agency	—	4,212	5	—	4,217
All other	—	—	1	—	1
Total mortgage-related securities	—	13,268	3,034	—	16,302
Non-mortgage-related securities	21,162	2,487	—	—	23,649
Total trading securities, at fair value	21,162	15,755	3,034	—	39,951
Total investments in securities	21,162	41,169	7,308	—	69,639
Mortgage loans:
Held-for-sale, at fair value	—	21,310	—	—	21,310
Derivative assets, net:
Interest-rate swaps	—	2,267	—	—	2,267
Option-based derivatives	—	4,308	—	—	4,308
Other	—	142	17	—	159
Subtotal, before netting adjustments	—	6,717	17	—	6,734
Netting adjustments(1)	—	—	—	(5,592)	(5,592)
Total derivative assets, net	—	6,717	17	(5,592)	1,142
Other assets:
Guarantee asset, at fair value	—	—	3,941	—	3,941
Non-derivative held-for-sale purchase commitments, at fair value	—	333	—	—	333
All other, at fair value	—	—	126	—	126
Total other assets	—	333	4,067	—	4,400
Total assets carried at fair value on a recurring basis	$21,162	$69,529	$11,392	($5,592)	$96,491
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$8	$733	$—	$741
Other debt, at fair value	—	3,967	129	—	4,096
Derivative liabilities, net:
Interest-rate swaps	—	5,305	—	—	5,305
Option-based derivatives	—	316	—	—	316
Other	—	315	57	—	372
Subtotal, before netting adjustments	—	5,936	57	—	5,993
Netting adjustments(1)	—	—	—	(5,530)	(5,530)
Total derivative liabilities, net	—	5,936	57	(5,530)	463
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	4	—	—	4
Total liabilities carried at fair value on a recurring basis	$—	$9,915	$919	($5,530)	$5,304
Referenced footnote is included after the next table.

Freddie Mac Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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

Level 3 Fair Value Measurements

The tables below present a reconciliation of all assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3), including transfers into and out of Level 3. The tables also present gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized on our condensed consolidated statements of comprehensive income for Level 3 assets and liabilities.
Table 15.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	2Q 2019
	Balance, April 1, 2019	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2019	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$3,563	$8	$23	$31	$—	$—	($707)	($91)	$—	($52)	$2,744	$—
Other agency	36	—	—	—	—	—	—	—	—	—	36	—
Non-agency and other	1,633	22	(15)	7	—	—	(88)	(58)	—	—	1,494	4
Total available-for-sale mortgage-related securities	5,232	30	8	38	—	—	(795)	(149)	—	(52)	4,274	4
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	3,051	(15)	—	(15)	360	—	(509)	162	—	(21)	3,028	15
Other agency	7	—	—	—	—	—	(2)	—	—	—	5	—
All other	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	3,059	(15)	—	(15)	360	—	(511)	162	—	(21)	3,034	15
Other assets:
Guarantee asset	3,795	24	—	24	—	284	—	(162)	—	—	3,941	24
All other, at fair value	150	(10)	—	(10)	—	8	(20)	(2)	—	—	126	(15)
Total other assets	$3,945	$14	$—	$14	$—	$292	($20)	($164)	$—	$—	$4,067	$9

	Balance, April 1, 2019	Realized and unrealized (gains) losses			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2019	Unrealized (gains) losses still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$730	$3	$—	$3	$—	$—	$—	$—	$—	$—	$733	$3
Other debt, at fair value	214	—	—	—	—	1	—	(5)	—	(81)	129	—
Net derivatives(2)	48	(6)	—	(6)	—	—	—	(2)	—	—	40	(11)
All other, at fair value	1	(1)	—	(1)	—	—	—	—	—	—	—	—
Referenced footnotes are included after the prior period tables.

Freddie Mac Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2019
	Balance, January 1, 2019	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2019	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$4,097	($10)	$95	$85	$—	$—	($1,193)	($187)	$—	($58)	$2,744	($1)
Other agency	38	—	1	1	—	—	—	(3)	—	—	36	—
Non-agency and other	1,640	26	35	61	—	—	(87)	(120)	—	—	1,494	8
Total available-for-sale mortgage-related securities	5,775	16	131	147	—	—	(1,280)	(310)	—	(58)	4,274	7
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	3,286	(73)	—	(73)	372	—	(515)	138	—	(180)	3,028	(39)
Other agency	7	—	—	—	—	—	(2)	—	—	—	5	—
All other	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	3,294	(73)	—	(73)	372	—	(517)	138	—	(180)	3,034	(39)
Other assets:
Guarantee asset	3,633	60	—	60	—	565	—	(317)	—	—	3,941	60
All other, at fair value	137	(43)	—	(43)	51	17	(32)	(4)	—	—	126	(48)
Total other assets	$3,770	$17	$—	$17	$51	$582	($32)	($321)	$—	$—	$4,067	$12

	Balance, January 1, 2019	Realized and unrealized (gains) losses			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2019	Unrealized (gains) losses still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$728	$5	$—	$5	$—	$—	$—	$—	$—	$—	$733	$5
Other debt, at fair value	134	—	—	—	—	1	—	(6)	—	—	129	—
Net derivatives(2)	91	(42)	—	(42)	—	—	—	(9)	—	—	40	(52)
All other, at fair value	—	(3)	—	(3)	3	—	—	—	—	—	—	—
Referenced footnotes are included after the prior period tables.

Freddie Mac Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	2Q 2018
	Balance, April 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2018	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$6,770	($7)	($48)	($55)	$91	$—	($312)	($320)	$—	($170)	$6,004	($4)
Other agency	44	—	—	—	239	—	—	(13)	—	—	270	—
Non-agency and other	2,690	46	(18)	28	—	—	(33)	(150)	—	—	2,535	14
Total available-for-sale mortgage-related securities	9,504	39	(66)	(27)	330	—	(345)	(483)	—	(170)	8,809	10
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	3,038	(125)	—	(125)	651	—	(425)	(28)	645	(45)	3,711	(116)
Other agency	9	(1)	—	(1)	30	—	(21)	—	—	—	17	(1)
All other	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	3,048	(126)	—	(126)	681	—	(446)	(28)	645	(45)	3,729	(117)
Other assets:
Guarantee asset	3,285	(36)	—	(36)	—	255	—	(141)	—	—	3,363	(36)
All other, at fair value	88	23	—	23	(2)	(6)	—	—	—	—	103	11
Total other assets	$3,373	($13)	$—	($13)	($2)	$249	$—	($141)	$—	$—	$3,466	($25)

	Balance, April 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2018	Unrealized gains (losses) still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$629	$—	$—	$—	$—	$—	$—	$—	$—	$—	$629	$—
Other debt, at fair value	135	—	—	—	—	—	—	—	—	—	135	—
Net derivatives(2)	40	13	—	13	—	(4)	—	(7)	—	—	42	7
Referenced footnotes are included after the following table.

Freddie Mac Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2018
	Balance, January 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2018	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$6,751	($10)	($198)	($208)	$91	$—	($56)	($574)	$—	$—	$6,004	($10)
Other agency	46	—	—	$—	239	—	—	(15)	—	—	270	—
Non-agency and other	4,291	494	(472)	$22	—	—	(1,500)	(278)	—	—	2,535	28
Total available-for-sale mortgage-related securities	11,088	484	(670)	(186)	330	—	(1,556)	(867)	—	—	8,809	18
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,907	(247)	—	(247)	1,225	—	(681)	(47)	586	(32)	3,711	(231)
Other agency	9	(1)	—	(1)	30	—	(21)	—	—	—	17	(1)
All other	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	2,917	(248)	—	(248)	1,255	—	(702)	(47)	586	(32)	3,729	(232)
Other assets:
Guarantee asset	3,171	(20)	—	(20)	—	490	—	(278)	—	—	3,363	(20)
All other, at fair value	45	29	—	29	41	(12)	—	—	—	—	103	14
Total other assets	$3,216	$9	$—	$9	$41	$478	$—	($278)	$—	$—	$3,466	($6)

	Balance, January 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2018	Unrealized gains (losses) still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$630	($1)	$—	($1)	$—	$—	$—	$—	$—	$—	$629	($1)
Other debt, at fair value	137	—	—	—	—	—	—	(2)	—	—	135	—
Net derivatives(2)	57	23	—	23	—	(26)	—	(12)	—	—	42	13

(1)
Transfers out of Level 3 during 2Q 2019 and YTD 2019 and 2Q 2018 and YTD 2018 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 2Q 2019 and YTD 2019 and 2Q 2018 and YTD 2018 consisted primarily of certain mortgage-related securities due to a decrease in market activity and the availability of relevant price quotes from dealers and third-party pricing services.

(2)
Amounts are the net of derivative assets and liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable.

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at June 30, 2019 and June 30, 2018, respectively. Included in these amounts are other-than temporary impairments recorded on available-for-sale securities.

Freddie Mac Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

The tables below provide valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 15.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	June 30, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Assets
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$2,274	Discounted cash flows	OAS	30 - 261 bps	107 bps
	470	Other
Non-agency and other	1,093	Median of external sources	External pricing sources	$68.0 - $74.0	$70.6
	202	Single external source	External pricing sources	$100.0 - $117.3	$101.3
	199	Other
Trading, at fair value
Mortgage-related securities
Freddie Mac	2,131	Single external source	External pricing sources	$0.0 - $101.0	$37.2
	897	Discounted cash flows	OAS	(21,904) - 6,613 bps	(84) bps
Guarantee asset, at fair value	3,691	Discounted cash flows	OAS	17 - 198 bps	45
	251	Other
Insignificant Level 3 assets(1)	167
Total level 3 assets	$11,375
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$733	Single External Source	External Pricing Sources	$99.2 - $103.4	$100.4
Insignificant Level 3 liabilities(1)	169
Referenced footnote is included after the next table.

Freddie Mac Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2018
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Assets
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$2,838	Discounted cash flows	OAS	30 - 325 bps	81 bps
	1,259	Single external source	External pricing sources	$96.1 - $104.1	$102.3
Non-agency and other	1,403	Median of external sources	External pricing sources	$64.3 - $71.1	$67.3
	237	Single external source	External pricing sources	$93.1 - $110.7	$100.7
Trading, at fair value
Mortgage-related securities
Freddie Mac	1,587	Single external source	External pricing sources	$0.0 - $99.2	$56.6
	1,178	Discounted cash flows	OAS	(21,945) - 6,639 bps	90 bps
	521	Other
Guarantee asset, at fair value	3,391	Discounted cash flows	OAS	17-198 bps	49 bps
	242	Other
Insignificant Level 3 assets(1)	184
Total level 3 assets	$12,840
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$728	Single External Source	External Pricing Sources	$97.4 - $101.1	$99.6
Insignificant Level 3 liabilities(1)	226

(1)	Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

Freddie Mac Form 10-Q	112

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 15.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	June 30, 2019				December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$21	$3,267	$3,288	$—	$24	$7,519	$7,543

(1)
Includes loans that are classified as held-for-investment and have been measured for impairment based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost.

The tables below provide valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 15.5 - Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	June 30, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$3,267
		Internal model	Historical sales proceeds	$3,300 - $782,100	$178,569
		Internal model	Housing sales index	45 - 348 bps	109 bps
		Median of external sources	External pricing sources	$36.4 - $95.1	$84.0

	December 31, 2018
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$7,519
		Internal model	Historical sales proceeds	$3,000 - $750,500	$177,725
		Internal model	Housing sales index	44 - 480 bps	108 bps
		Median of external sources	External pricing sources	$36.2 - $94.6	$82.5

Freddie Mac Form 10-Q	113

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
Table 15.6 - Fair Value of Financial Instruments

		June 30, 2019
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$3,427	$3,426	$1	$—	$—	$3,427
Securities purchased under agreements to resell	Amortized cost	52,698	—	52,698	—	—	52,698
Investments in securities:
Available-for-sale, at fair value	FV - OCI	29,688	—	25,414	4,274	—	29,688
Trading, at fair value	FV - NI	39,951	21,162	15,755	3,034	—	39,951
Total investments in securities		69,639	21,162	41,169	7,308	—	69,639
Mortgage loans:
Loans held by consolidated trusts		1,879,802	—	1,682,904	216,147	—	1,899,051
Loans held by Freddie Mac		84,888	—	39,027	48,703	—	87,730
Total mortgage loans	Various(3)	1,964,690	—	1,721,931	264,850	—	1,986,781
Derivative assets, net	FV - NI	1,142	—	6,717	17	(5,592)	1,142
Guarantee asset	FV - NI	3,941	—	—	3,949	—	3,949
Non-derivative purchase commitments, at fair value	FV - NI	333	—	333	10	—	343
Secured lending and other	Amortized cost	3,460	—	870	1,705	—	2,575
Total financial assets		$2,099,330	$24,588	$1,823,719	$277,839	($5,592)	$2,120,554
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties		$1,827,974	$—	$1,843,114	$3,067	$—	$1,846,181
Other debt		277,361	—	277,697	3,923	—	281,620
Total debt, net	Various(4)	2,105,335	—	2,120,811	6,990	—	2,127,801
Derivative liabilities, net	FV - NI	463	—	5,936	57	(5,530)	463
Guarantee obligation	Amortized cost	3,786	—	—	4,179	—	4,179
Non-derivative purchase commitments, at fair value	FV - NI	4	—	4	55	—	59
Total financial liabilities		$2,109,588	$—	$2,126,751	$11,281	($5,530)	$2,132,502

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

(3)	As of June 30, 2019, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $1.9 trillion, $16.9 billion, and $21.3 billion, respectively.

(4)	As of June 30, 2019, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.1 trillion and $4.8 billion, respectively.

Freddie Mac Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

		December 31, 2018
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$7,273	$7,273	$—	$—	$—	$7,273
Securities purchased under agreements to resell	Amortized cost	34,771	—	34,771	—	—	34,771
Investments in securities:
Available-for-sale, at fair value	FV - OCI	33,563	—	27,788	5,775	—	33,563
Trading, at fair value	FV - NI	35,548	15,885	16,369	3,294	—	35,548
Total investments in securities		69,111	15,885	44,157	9,069	—	69,111
Mortgage loans:
Loans held by consolidated trusts		1,842,850	—	1,605,874	209,542	—	1,815,416
Loans held by Freddie Mac		84,128	—	33,946	52,212	—	86,158
Total mortgage loans	Various(3)	1,926,978	—	1,639,820	261,754	—	1,901,574
Derivative assets, net	FV - NI	335	—	6,417	1	(6,083)	335
Guarantee asset	FV - NI	3,633	—	—	3,642	—	3,642
Non-derivative purchase commitments, at fair value	FV - NI	159	—	159	2	—	161
Secured lending and other	Amortized cost	1,805	—	195	873	—	1,068
Total financial assets		$2,044,065	$23,158	$1,725,519	$275,341	($6,083)	$2,017,935
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties		$1,792,677	$—	$1,759,911	$2,698	$—	$1,762,609
Other debt		252,273	—	251,543	3,629	—	255,172
Total debt, net	Various(4)	2,044,950	—	2,011,454	6,327	—	2,017,781
Derivative liabilities, net	FV - NI	583	—	4,336	92	(3,845)	583
Guarantee obligation	Amortized cost	3,561	—	—	4,146	—	4,146
Non-derivative purchase commitments, at fair value	FV - NI	17	—	17	11	—	28
Total financial liabilities		$2,049,111	$—	$2,015,807	$10,576	($3,845)	$2,022,538

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

(3)	As of December 31, 2018, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $1.9 trillion, $18.5 billion, and $23.1 billion, respectively.

(4)	As of December 31, 2018, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.0 trillion and $5.1 billion, respectively.
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and certain long-term debt.
The table below presents the fair value and UPB related to certain loans and long-term debt for which we have elected the fair value option. This table does not include interest-only securities related to debt securities of consolidated trusts and other debt held by third parties with a fair value of $72 million and $26 million and multifamily held-for-sale loan purchase commitments with a fair value of $329 million and $142 million, as of June 30, 2019 and December 31, 2018, respectively.

Freddie Mac Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Table 15.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected

	June 30, 2019			December 31, 2018
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities Of Consolidated Trusts Held By Third Parties	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities Of Consolidated Trusts Held By Third Parties
Fair value	$21,310	$4,031	$733	$23,106	$4,357	$728
UPB	20,138	3,725	730	22,693	3,998	730
Difference	$1,172	$306	$3	$413	$359	($2)

Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in non-interest income (loss) in our condensed consolidated statements of comprehensive income, related to items for which we have elected the fair value option.
Table 15.8 - Changes in Fair Value Under the Fair Value Option Election

	2Q 2019	2Q 2018	YTD 2019	YTD 2018
(In millions)	Gains (Losses)		Gains (Losses)
Multifamily held-for-sale loans	$477	($54)	$818	($512)
Multifamily held-for-sale loan purchase commitments	613	192	1,003	297
Other debt - long term	69	19	67	28
Debt securities of consolidated trusts held by third parties	(3)	—	(5)	2

Changes in fair value attributable to instrument-specific credit risk were not material for 2Q 2019 and YTD 2019 and for 2Q 2018 and YTD 2018 for any assets or liabilities for which we elected the fair value option.

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
Angel vs. The Federal Home Loan Mortgage Corporation et al. This case was filed pro se on May 21, 2018 against Freddie Mac, Fannie Mae, certain current and former directors of Freddie Mac and Fannie Mae, and FHFA as a nominal defendant. The complaint alleged, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, and that defendants aided and abetted the government's "avoidance" of plaintiff's dividend rights. On March 6, 2019, the U.S. District Court for the District of Columbia granted the defendants' motion to dismiss the case. On March 18, 2019, Mr. Angel filed a motion seeking to alter or amend the judgment and for leave to file an amended complaint. On May 24, 2019, the District Court denied Mr. Angel's motion, and on June 19, 2019, Mr. Angel filed a notice of appeal to the U.S. Court of Appeals for the District of Columbia Circuit.
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
Table 17.1 - Net Worth and Minimum Capital

(In millions)	June 30, 2019	December 31, 2018
GAAP net worth (deficit)	$4,826	$4,477
Core capital (deficit)(1)(2)	(68,265)	(68,036)
Less: Minimum capital requirement(1)	18,433	17,553
Minimum capital surplus (deficit)(1)	($86,698)	($85,589)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

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

NOTE 18
Selected Financial Statement Line Items
The table below presents the significant components of other income (loss) on our condensed consolidated statements of comprehensive income (loss).
Table 18.1 - Significant Components of Other Income (Loss)

(In millions)	2Q 2019	2Q 2018	YTD 2019	YTD 2018
Other income (loss):
Non-agency mortgage-related securities settlements and judgments	$26	$334	$26	$334
Income on guarantee obligation	195	177	387	348
All other	(12)	(73)	(170)	(113)
Total other income (loss)	$209	$438	$243	$569

The table below presents the significant components of other assets and other liabilities on our condensed consolidated balance sheets.
Table 18.2 - Significant Components of Other Assets and Other Liabilities

(In millions)	June 30, 2019	December 31, 2018
Other assets:
Real estate owned, net	$660	$769
Accounts and other receivables(1)	9,105	2,447
Guarantee asset	3,941	3,633
Secured lending and other	3,460	1,805
All other	2,538	2,322
Total other assets	$19,704	$10,976
Other liabilities:
Guarantee obligation	$3,786	$3,561
All other	3,216	2,837
Total other liabilities	$7,002	$6,398

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac Form 10-Q	122

Other Information

Other Information
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 16 in this Form 10-Q and our 2018 Annual Report.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. For information on these lawsuits, see the Legal Proceedings section in our 2018 Annual Report. Freddie Mac is not a party to any of these lawsuits.
RISK FACTORS
This Form 10-Q should be read together with the Risk Factors section in our 2018 Annual Report, which describes various risks and uncertainties to which we are or may become subject. This section updates that discussion.
These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
A significant decline in the price performance of or demand for our UMBS could have an adverse effect on the volume and/or profitability of our new single-family guarantee business.
Historically, the price performance of our Gold PCs (the predecessor to the UMBS) relative to comparable Fannie Mae-issued securities had been one of Freddie Mac’s more significant risks and competitive issues. On June 3, 2019, in connection with the implementation of the Single Security Initiative, we ceased issuing Gold PCs and commenced issuing UMBS. While the Single Security Initiative and the UMBS (which may be issued by Freddie Mac or Fannie Mae) are intended to reduce the pricing disparity between our securities and Fannie Mae’s securities, there can be no assurance they will do so. For example, in certain cases, the pricing disparity has not been reduced, primarily due to differences in pool composition.
Our UMBS are an integral part of our loan purchase program. Our competitiveness in purchasing single-family loans from our sellers and the volume and profitability of our new single-family guarantee business are directly affected by the price performance of our UMBS relative to comparable Fannie Mae-issued UMBS. If our UMBS were to trade at a discount relative to comparable Fannie Mae securities, such a difference in relative pricing could create an economic incentive for sellers to conduct a disproportionate share of their single-family business with Fannie Mae.
It is possible that a liquid market for our UMBS may not be sustained over the short- or long-term, which could adversely affect their price performance and our single-family market share. A significant reduction in our market share, and thus in the volume of loans that we securitize, or a reduction in the trading volume of our UMBS could reduce the liquidity of our UMBS. While we may decide to employ various strategies to support the liquidity and price performance of our UMBS, any such strategies may fail or adversely affect our business. We may cease any such activities at any time, or FHFA could require us to do so, which could adversely affect the liquidity and price performance of our UMBS.
Liquidity-related price differences could occur between our UMBS and comparable Fannie Mae-issued UMBS due to factors that are largely outside of our control. For example, the level of the Federal Reserve’s purchases and sales of agency mortgage-related securities, including the balance sheet normalization program to reduce the Federal Reserve’s holdings of mortgage-related securities, could affect the demand for and values of our UMBS. Therefore, any strategies we employ to reduce any liquidity-related price differences may not reduce or eliminate any such price differences over the long term.
We may decide to compensate sellers for any difference in price between our UMBS and comparable Fannie Mae-issued UMBS by reducing our guarantee fees, which could adversely affect the profitability of our single-family guarantee business. We could also incur costs in connection with any efforts to support the liquidity and price performance of our UMBS, including by engaging in transactions that yield less than our target rate of return. For more information, see MD&A - Our Business Segments - Capital Markets Segment - Business Overview - Products and Activities in our 2018 Annual Report.
Implementation of the Single Security Initiative presents increased operational and counterparty risk. If this initiative is not successfully implemented or if the UMBS does not receive widespread market acceptance, the liquidity and price performance of our single-family mortgage-related securities and our market share and profitability could be adversely affected.
Implementation of the Single Security Initiative is complex and requires significant changes to trading processes and systems of key market participants. It is possible that we could experience a disruption in the liquidity of Freddie Mac mortgage-related securities during the period in which we transition to the UMBS and other aspects of the Single Security Initiative. Although we expect to employ various strategies as needed to support the transition to and liquidity of the UMBS, these strategies may fail or adversely affect our business, and they may be discontinued at any time. We have been required by FHFA to align certain of

Freddie Mac Form 10-Q	123

Other Information

our single-family mortgage purchase offerings, servicing, and securitization programs, policies and practices with Fannie Mae to achieve market acceptance of the UMBS and other aspects of the Single Security Initiative, but there can be no assurance that the UMBS will reduce the pricing disparities discussed above. These alignment activities may adversely affect our business and our ability to compete with Fannie Mae. We may be required to further align our business processes with those of Fannie Mae. Uncertainty concerning the extent of the alignment between Freddie Mac's and Fannie Mae's mortgage purchase, servicing, and securitization programs, policies and practices may affect the degree to which the UMBS and other aspects of the Single Security Initiative receive widespread market acceptance.
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
We are offering an optional exchange program for security holders to exchange certain existing 45-day payment delay fixed-rate Gold PCs and Giant PCs for new 55-day payment delay Freddie Mac securities. As part of this program, we pay exchanging security holders a one-time payment for the 10 additional days of payment delay, based on float compensation rates we calculate. We do not expect the return from this additional float to fully offset our payments to the security holders. In addition, we could enter into transactions to facilitate these exchanges, such as, for example, purchasing and selling agency securities, including Freddie Mac mortgage-related securities through our mortgage-related investments portfolio; any such transactions may result in accounting losses.
The Single Security Initiative will also cause us to have counterparty credit exposure to Fannie Mae. As a result of the implementation of the Single Security Initiative on June 3, 2019, investors are now able to commingle certain Freddie Mac and Fannie Mae securities in resecuritizations. When we resecuritize Fannie Mae securities, our guarantee of timely principal and interest extends to the underlying Fannie Mae securities. In the event Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, Freddie Mac would be responsible for making the payment. We do not control or limit the amount of resecuritized Fannie Mae securities that we could be required to guarantee. We are dependent on FHFA, Fannie Mae, and Treasury (pursuant to Fannie Mae's and our respective Purchase Agreements with Treasury) to avoid a liquidity event or default. We are not planning to modify our liquidity strategies to address the possibility of non-timely payment by Fannie Mae.
We and Fannie Mae both rely on the Federal Reserve Banks to make payments on our respective mortgage-backed securities. As noted above, in the event Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, Freddie Mac would be responsible for providing the Federal Reserve Banks with the funds to make the payment. If we failed to provide the Federal Reserve Banks with all funds to make such payment on such resecuritized Fannie Mae securities, the Federal Reserve Banks would not make any payment on any of our outstanding Freddie Mac-issued UMBS, Supers, REMICs, or other securities to be paid on that payment date, regardless of whether such Freddie Mac-issued securities were backed by Fannie Mae-issued securities.
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

Freddie Mac Form 10-Q	124

Other Information

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
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac Form 10-Q	125

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
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 2Q 2019
We evaluated the changes in our internal control over financial reporting that occurred during 2Q 2019 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of June 30, 2019 that we have not remediated.
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

Freddie Mac Form 10-Q	126

Controls and Procedures

■	Senior officials within FHFA's accounting group meet frequently with our senior financial executives regarding our accounting policies, practices, and procedures.
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 2Q 2019 have been prepared in conformity with GAAP.

Freddie Mac Form 10-Q	127

Exhibit Index

Exhibit Index

Exhibit	Description*
10.1	PC Master Trust Agreement, dated May 16, 2019

10.2	UMBS and MBS Master Trust Agreement, dated April 30, 2019

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac Form 10-Q	128

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ David M. Brickman
David M. Brickman
Chief Executive Officer
Date: July 31, 2019

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: July 31, 2019

Freddie Mac Form 10-Q	129

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	54 - 122
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 53
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40 - 43
Item 4.	Controls and Procedures	126 - 127
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	123
Item 1A	Risk Factors	123 - 124
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	124
Item 6.	Exhibits	125
Exhibit Index		128
Signatures		129

Freddie Mac Form 10-Q	130