Form 10-Q
period 2019-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2019-10-30
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 15, 2019, there were 650,059,033 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac Form 10-Q	i

Table of Contents

MD&A TABLE INDEX

Freddie Mac Form 10-Q	ii

Management's Discussion and Analysis	Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the Forward-Looking Statements section of this Form 10-Q, the Risk Factors section of our Form 10-Q for the quarter ended June 30, 2019 and the Business, Forward-Looking Statements, and Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2018, or 2018 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2018 Annual Report.
You should read the following MD&A in conjunction with our 2018 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2019 included in Financial Statements. Throughout this Form 10-Q, we refer to the three months ended September 30, 2019, the three months ended June 30, 2019, the three months ended March 31, 2019, the three months ended December 31, 2018, the three months ended September 30, 2018, the three months ended June 30, 2018, the three months ended March 31, 2018, and the three months ended December 31, 2017 as "3Q 2019," "2Q 2019," "1Q 2019," "4Q 2018," "3Q 2018," "2Q 2018," "1Q 2018," and "4Q 2017," respectively. We refer to the nine months ended September 30, 2019 and the nine months ended September 30, 2018 as "YTD 2019" and "YTD 2018," respectively.
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

Comprehensive income for 3Q 2019 was $1.8 billion, demonstrating strong business performance in a challenging interest rate environment. Net revenues declined $0.8 billion, or 21%, from 3Q 2018 largely due to lower net interest income. Market-related losses were $0.3 billion in 3Q 2019, primarily due to the decline in long-term interest rates.
Our total equity, which is also our Net Worth Amount under the Purchase Agreement with Treasury, was $6.7 billion at September 30, 2019. On September 27, 2019, the Conservator, acting on our behalf, entered into a Letter Agreement with Treasury (the September 2019 Letter Agreement), increasing the applicable Capital Reserve Amount used in calculating our dividend requirement to Treasury from $3.0 billion to $20.0 billion. As a result of this increase in our Capital Reserve Amount, we were not required to pay a dividend on the senior preferred stock to Treasury on September 30, 2019 based on our Net Worth Amount of $4.8 billion as of June 30, 2019, and we will not have a dividend requirement to Treasury in December 2019 based on our Net Worth Amount of $6.7 billion as of September 30, 2019.
The September 2019 Letter Agreement also provides that the liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, beginning on September 30, 2019, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter, until the liquidation preference has increased by $17.0 billion. As a result, the liquidation preference of the senior preferred stock increased from $75.6 billion to $77.5 billion on September 30, 2019 based on the $1.8 billion increase in our Net Worth Amount during 2Q 2019, and will increase to $79.3 billion on December 31, 2019 based on the $1.8 billion increase in our Net Worth Amount during 3Q 2019. See Note 2 for more information about our Purchase Agreement with Treasury.
The amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
Portfolio Balances

Guarantee Portfolio

Investments Portfolio

Total Guarantee Portfolio

■
Our total guarantee portfolio grew $120 billion, or 6%, from September 30, 2018 to September 30, 2019, driven by a 5% increase in our single-family credit guarantee portfolio and a 15% increase in our multifamily guarantee portfolio.

●
The growth in our single-family credit guarantee portfolio was primarily driven by an increase in U.S. single-family mortgage debt outstanding as a result of continued home price appreciation and our overall share of the single-family

Freddie Mac Form 10-Q	2

Management's Discussion and Analysis	Introduction

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

Total Investments Portfolio

■
Our total investments portfolio at September 30, 2019 was relatively unchanged compared to September 30, 2018, primarily due to an increase in our other investments portfolio driven by higher near-term cash needs for upcoming debt maturities and anticipated calls of other debt, partially offset by a reduction in the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA. In February 2019, FHFA directed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times.

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
Our Purchase Agreement with Treasury and the terms of the senior preferred stock we issued to Treasury also affect our business activities and are critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities.
Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as, and if declared by the Conservator, acting as successor to the rights, titles, powers, and privileges of our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator.
Under the August 2012 amendment to the Purchase Agreement, our cash dividend requirement each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. Pursuant to the September 2019 Letter Agreement, the Capital Reserve Amount is $20.0 billion. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period, the unpaid amount would be added to the liquidation preference and our applicable Capital Reserve Amount would thereafter be zero. This would not affect our ability to draw funds from Treasury under the Purchase Agreement.
Under the September 2019 Letter Agreement, Freddie Mac and Treasury agreed to negotiate and execute an amendment to the Purchase Agreement that further enhances taxpayer protections by adopting covenants broadly consistent with recommendations for administrative reform contained in the Treasury's September 2019 Housing Reform Plan. For more information regarding Treasury's Plan, see Regulation and Supervision - Legislative and Regulatory Developments - Treasury Housing Reform Plan.

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

■
Long-term rates continued their recent downward trend, resulting in further inversion of the yield curve. The 10-year LIBOR rate decreased 39 and 115 basis points during 3Q 2019 and YTD 2019, respectively.

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

U.S. Single-Family Home Prices

Source: Freddie Mac House Price Index.

U.S. Single-Family Originations

Source: Inside Mortgage Finance dated October 25, 2019 (latest available IMF purchase/refinance information).

■
Changes in home prices affect the amount of equity that borrowers have in their homes. As home prices decline, the severity of losses we incur on defaulted loans that we hold or guarantee increases because the amount we can recover from the property securing the loan decreases.

■
Single-family home prices decreased 0.1% during 3Q 2019, compared to an increase of 0.3% during 3Q 2018. We expect home price growth will continue for full-year 2019, but grow at a slower pace than in full-year 2018.

■
U.S. single-family loan origination volume increased to $700 billion in 3Q 2019 from $435 billion in 3Q 2018, driven by higher refinance volume as a result of lower average mortgage interest rates in 3Q 2019.

■
We expect U.S. single-family home purchase volume to increase in 2019 as a result of market response to lower interest rates. Freddie Mac's single-family loan purchase volumes typically follow a similar trend.

Freddie Mac Form 10-Q	5

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Comprehensive Income (Loss)

			Change				Change
(Dollars in millions)	3Q 2019	3Q 2018	$	%	YTD 2019	YTD 2018	$	%
Net interest income	$2,410	$3,257	($847)	(26)%	$8,490	$9,278	($788)	(8)%
Guarantee fee income	231	209	22	11	670	603	67	11
Other income (loss)	146	79	67	85	389	648	(259)	(40)
Net revenues	2,787	3,545	(758)	(21)	9,549	10,529	(980)	(9)
Other non-interest income (loss):
Mortgage loans gains (losses)	1,702	94	1,608	1,711	4,174	233	3,941	1,691
Investment securities gains (losses)	164	(443)	607	137	728	(1,024)	1,752	171
Debt gains (losses)	(56)	158	(214)	(135)	8	445	(437)	(98)
Derivative gains (losses)	(1,217)	728	(1,945)	(267)	(4,912)	2,974	(7,886)	(265)
Total other non-interest income (loss)	593	537	56	10	(2)	2,628	(2,630)	(100)
Benefit (provision) for credit losses	179	380	(201)	(53)	474	377	97	26
Non-interest expense	(1,423)	(1,200)	(223)	(19)	(4,222)	(3,453)	(769)	(22)
Income (loss) before income tax (expense) benefit	2,136	3,262	(1,126)	(35)	5,799	10,081	(4,282)	(42)
Income tax (expense) benefit	(427)	(556)	129	23	(1,177)	(1,946)	769	40
Net income (loss)	1,709	2,706	(997)	(37)	4,622	8,135	(3,513)	(43)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	139	(147)	286	195	717	(991)	1,708	172
Comprehensive income (loss)	$1,848	$2,559	($711)	(28)%	$5,339	$7,144	($1,805)	(25)%

Freddie Mac Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Income
The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	3Q 2019	3Q 2018	$	%	YTD 2019	YTD 2018	$	%
Guarantee portfolio net interest income:
Contractual net interest income	$943	$869	$74	9%	$2,751	$2,561	$190	7%
Net interest income related to the Temporary Payroll Tax Cut Continuation Act of 2011	405	364	41	11	1,172	1,067	105	10
Amortization	564	820	(256)	(31)	1,521	2,269	(748)	(33)
Total guarantee portfolio net interest income	1,912	2,053	(141)	(7)	5,444	5,897	(453)	(8)
Investments portfolio net interest income:
Contractual net interest income	1,167	1,346	(179)	(13)	3,737	4,189	(452)	(11)
Amortization	(152)	(108)	(44)	(41)	(429)	(187)	(242)	(129)
Total investments portfolio net interest income	1,015	1,238	(223)	(18)	3,308	4,002	(694)	(17)
Hedge accounting impact	(517)	(34)	(483)	(1,421)	(262)	(621)	359	58
Net interest income	$2,410	$3,257	($847)	(26)%	$8,490	$9,278	($788)	(8)%
Key Drivers:

■	Guarantee portfolio contractual net interest income

●	3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Increased primarily due to the continued growth of the core single-family loan portfolio.

■	Guarantee portfolio amortization

●
3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Decreased primarily due to the timing differences in amortization related to prepayments between debt of consolidated trusts and the underlying mortgage loans. For further discussion on timing differences in amortization, see MD&A - Consolidated Results of Operations in our 2018 Annual Report.

■	Investments portfolio contractual net interest income

●
3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Decreased primarily due to the reduction in the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA. See Conservatorship and Related Matters - Managing Our Mortgage-Related Investments Portfolio for a discussion of the key drivers of the decline in our mortgage-related investments portfolio.

■	Investments portfolio amortization

●
YTD 2019 vs. YTD 2018 - Decreased primarily due to lower accretion income related to previously recognized other-than-temporary impairments as a result of a decline in the population of impaired securities.

■	Hedge accounting impact

●
3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Decreased in 3Q 2019 primarily due to amortization of previously deferred fair value hedge accounting losses and a negative earnings mismatch related to fair value hedge accounting. Increased in YTD 2019 primarily due to a positive earnings mismatch and lower expense related to accruals of periodic cash settlements on derivatives in hedging relationships, partially offset by amortization of hedge-related basis adjustments. The earnings mismatch is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.

Freddie Mac Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The tables below present an analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	3Q 2019			3Q 2018
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$10,313	$72	2.75%	$7,114	$15	0.84%
Securities purchased under agreements to resell	54,238	322	2.37	45,412	235	2.07
Secured lending	3,750	32	3.35	1,626	11	2.48
Mortgage-related securities	133,278	1,435	4.31	143,113	1,495	4.18
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(87,159)	(883)	(4.05)	(89,976)	(885)	(3.93)
Total mortgage-related securities, net	46,119	552	4.79	53,137	610	4.60
Non-mortgage-related securities	24,377	134	2.19	24,799	145	2.33
Loans held by consolidated trusts(1)	1,892,375	15,541	3.28	1,804,347	15,759	3.49
Loans held by Freddie Mac(1)	88,706	887	4.00	97,456	1,028	4.22
Total interest-earning assets	2,119,878	17,540	3.31	2,033,891	17,803	3.50
Interest-bearing liabilities:
Debt securities of consolidated trusts including those held by Freddie Mac	1,916,417	(14,207)	(2.97)	1,832,707	(13,712)	(2.99)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(87,159)	883	4.05	(89,976)	885	3.93
Total debt securities of consolidated trusts held by third parties	1,829,258	(13,324)	(2.91)	1,742,731	(12,827)	(2.94)
Other debt:
Short-term debt	85,980	(499)	(2.28)	69,435	(361)	(2.04)
Long-term debt	195,530	(1,307)	(2.65)	212,256	(1,358)	(2.54)
Total other debt	281,510	(1,806)	(2.54)	281,691	(1,719)	(2.42)
Total interest-bearing liabilities	2,110,768	(15,130)	(2.86)	2,024,422	(14,546)	(2.87)
Impact of net non-interest-bearing funding	9,110	—	0.01	9,469	—	0.01
Total funding of interest-earning assets	$2,119,878	($15,130)	(2.85)%	$2,033,891	($14,546)	(2.86)%
Net interest income/yield		$2,410	0.46%		$3,257	0.64%

(1)
Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $922 million and $620 million for loans held by consolidated trusts and $49 million and $25 million for loans held by Freddie Mac during 3Q 2019 and 3Q 2018, respectively.

Freddie Mac Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

	YTD 2019			YTD 2018
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$8,608	$156	2.40%	$6,917	$39	0.74%
Securities purchased under agreements to resell	52,398	968	2.46	46,743	637	1.82
Secured lending	2,547	72	3.73	1,340	26	2.58
Mortgage-related securities:
Mortgage-related securities	133,585	4,369	4.36	145,965	4,571	4.18
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(86,341)	(2,687)	(4.15)	(89,861)	(2,577)	(3.82)
Total mortgage-related securities, net	47,244	1,682	4.74	56,104	1,994	4.74
Non-mortgage-related securities	21,571	378	2.33	18,017	302	2.23
Loans held by consolidated trusts(1)	1,869,628	48,895	3.49	1,789,433	45,908	3.42
Loans held by Freddie Mac(1)	88,191	2,837	4.29	100,382	3,174	4.22
Total interest-earning assets	2,090,187	54,988	3.51	2,018,936	52,080	3.44
Interest-bearing liabilities:
Debt securities of consolidated trusts including those held by Freddie Mac	1,894,109	(43,688)	(3.08)	1,816,897	(40,573)	(2.98)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(86,341)	2,687	4.15	(89,861)	2,577	3.82
Total debt securities of consolidated trusts held by third parties	1,807,768	(41,001)	(3.02)	1,727,036	(37,996)	(2.93)
Other debt:
Short-term debt	78,076	(1,419)	(2.40)	63,576	(832)	(1.73)
Long-term debt	197,826	(4,078)	(2.74)	220,820	(3,974)	(2.39)
Total other debt	275,902	(5,497)	(2.64)	284,396	(4,806)	(2.24)
Total interest-bearing liabilities	2,083,670	(46,498)	(2.97)	2,011,432	(42,802)	(2.84)
Impact of net non-interest-bearing funding	6,517	—	0.01	7,504	—	0.01
Total funding of interest-earning assets	$2,090,187	($46,498)	(2.96)%	$2,018,936	($42,802)	(2.83)%
Net interest income/yield		$8,490	0.55%		$9,278	0.61%

(1)
Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $2.2 billion and $1.8 billion for loans held by consolidated trusts and $88 million and $70 million for loans held by Freddie Mac during YTD 2019 and YTD 2018, respectively.

Guarantee Fee Income

■	3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Increased due to the continued growth in the multifamily guarantee portfolio.

Freddie Mac Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations

Other Non-Interest Income (Loss)
Mortgage Loans Gains (Losses)

The table below presents the components of mortgage loans gains (losses).
Table 4 - Components of Mortgage Loans Gains (Losses)

			Change				Change
(Dollars in millions)	3Q 2019	3Q 2018	$	%	YTD 2019	YTD 2018	$	%
Gains (losses) on certain loan purchase commitments	$641	$267	$374	140%	$1,644	$564	$1,080	191%
Gains (losses) on mortgage loans	1,061	(173)	1,234	713	2,530	(331)	2,861	864
Mortgage loans gains (losses)	$1,702	$94	$1,608	1,711%	$4,174	$233	$3,941	1,691%

■
3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Increased due to fair value gains on multifamily held-for-sale mortgage loans and commitments driven by decreasing long-term interest rates, coupled with higher gains on sales of single-family seasoned loans.

Investment Securities Gains (Losses)

■
3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Shifted to gains in the 2019 periods from losses in the 2018 periods primarily due to gains on trading securities driven by decreasing long-term interest rates.

Debt Gains (Losses)

The table below presents the components of debt gains (losses).
Table 5 - Components of Debt Gains (Losses)

			Change				Change
(Dollars in millions)	3Q 2019	3Q 2018	$	%	YTD 2019	YTD 2018	$	%
Fair value changes	$51	$12	$39	325%	$114	$42	$72	171%
Gains (losses) on extinguishment of debt	(107)	146	(253)	(173)	(106)	403	(509)	(126)
Debt gains (losses)	($56)	$158	($214)	(135)%	$8	$445	($437)	(98)%

■
3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Decreased primarily due to losses from the extinguishment of fixed-rate debt securities of consolidated trusts, as long-term interest rates declined between the time of issuance and repurchase.

Derivative Gains (Losses)

The table below presents the components of derivative gains (losses).
Table 6 - Components of Derivative Gains (Losses)

			Change				Change
(Dollars in millions)	3Q 2019	3Q 2018	$	%	YTD 2019	YTD 2018	$	%
Fair value change in interest-rate swaps	($1,809)	$736	($2,545)	(346)%	($4,565)	$2,833	($7,398)	(261)%
Fair value change in option-based derivatives	947	(306)	1,253	409	1,408	(1,020)	2,428	238
Fair value change in other derivatives	(308)	271	(579)	(214)	(1,612)	1,322	(2,934)	(222)
Accrual of periodic cash settlements	(47)	27	(74)	(274)	(143)	(161)	18	11
Derivative gains (losses)	($1,217)	$728	($1,945)	(267)%	($4,912)	$2,974	($7,886)	(265)%

■
3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Decreased as long-term interest rates declined. The decline in interest rates resulted in fair value losses on pay-fixed interest rate swaps, forward commitments to issue debt securities of consolidated trusts, and futures, which were partially offset by fair value gains on receive-fixed swaps and certain option-based derivatives. Additionally, our derivative volume increased beginning in 2Q 2019 as we updated our interest-rate risk

Freddie Mac Form 10-Q	10

Management's Discussion and Analysis	Consolidated Results of Operations

measures to include upfront fees (including buy-downs) related to single-family credit guarantee activity. This update introduced additional volatility which resulted in increased losses, partially offset by the effects of hedge accounting.
Benefit (Provision) for Credit Losses

■	3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Remained relatively flat due to the strong credit performance of both our single-family and multifamily portfolios.
Other Comprehensive Income (Loss)

■
3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Shifted to gains in the 2019 periods from losses in the 2018 periods primarily due to fair value gains on available-for-sale securities as long-term interest rates declined.

Freddie Mac Form 10-Q	11

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.
Table 7 - Summarized Consolidated Balance Sheets

			Change
(Dollars in millions)	9/30/2019	12/31/2018	$	%
Assets:
Cash and cash equivalents	$8,708	$7,273	$1,435	20%
Securities purchased under agreements to resell	51,187	34,771	16,416	47
Subtotal	59,895	42,044	17,851	42
Investments in securities, at fair value	72,982	69,111	3,871	6
Mortgage loans, net	1,997,490	1,926,978	70,512	4
Accrued interest receivable	6,790	6,728	62	1
Derivative assets, net	1,592	335	1,257	375
Deferred tax assets, net	5,784	6,888	(1,104)	(16)
Other assets	25,713	10,976	14,737	134
Total assets	$2,170,246	$2,063,060	$107,186	5%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,688	$6,652	$36	1%
Debt, net	2,149,259	2,044,950	104,309	5
Derivative liabilities, net	355	583	(228)	(39)
Other liabilities	7,270	6,398	872	14
Total liabilities	2,163,572	2,058,583	104,989	5
Total equity	6,674	4,477	2,197	49
Total liabilities and equity	$2,170,246	$2,063,060	$107,186	5%
Key Drivers:
As of September 30, 2019 compared to December 31, 2018:

■
Cash and cash equivalents and securities purchased under agreements to resell increased on a combined basis primarily due to higher near-term cash needs for upcoming debt maturities and anticipated calls of other debt.

■ Other assets increased primarily due to higher servicer receivables driven by an increase in mortgage loan payoffs reported but not yet remitted at the end of 3Q 2019 and a change in our servicing cycle in 2Q 2019 related to the implementation of Release 2 of the CSP and the Single Security Initiative.
■ Total equity increased primarily as a result of our ability to retain 3Q 2019 earnings as a result of an increase in the applicable Capital Reserve Amount from $3.0 billion to $20.0 billion pursuant to the September 2019 Letter Agreement.

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
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose
(In billions)

Percentage of Single-Family Loan Purchases and Guarantees by Loan Purpose

■
3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Our loan purchase and guarantee activity increased due to higher home purchase volume and increased refinance activity, driven by the declining average mortgage interest rates in recent quarters.

Freddie Mac Form 10-Q	14

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio

■
The single-family credit guarantee portfolio increased at an annualized rate of approximately 5% between December 31, 2018 and September 30, 2019 driven by an increase in U.S. single-family mortgage debt outstanding as a result of continued home price appreciation and our overall share of the single-family mortgage market. New business acquisitions had a higher average loan size compared to older vintages that continued to run off.

■	The core single-family loan portfolio grew to 84% of the single-family credit guarantee portfolio at September 30, 2019, compared to 82% at December 31, 2018.

■	The legacy and relief refinance single-family loan portfolio declined to 16% of the single-family credit guarantee portfolio at September 30, 2019, compared to 18% at December 31, 2018.

Freddie Mac Form 10-Q	15

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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

■
3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - The average portfolio Segment Earnings guarantee fee rate increased due to an increase in the recognition of upfront fees primarily driven by a higher prepayment rate and an increase in average contractual guarantee fees caused by the run off of older vintages with lower contractual guarantee fees.

Freddie Mac Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Average Guarantee Fee Rate(1) Charged on New Acquisitions
(In bps)
(1) Excludes the legislated 10 basis point increase in guarantee fees.

■
3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - The average guarantee fee rate charged on new acquisitions increased primarily due to an enhancement in our estimation methodology related to recognition of buy-up fees in 2Q 2019.

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
The following table presents the issuance amounts during 3Q 2019 on the protected UPB and maximum coverage by loss position associated with CRT transactions for loans in our single-family credit guarantee portfolio.
Table 8 - Single-Family Credit Guarantee Portfolio CRT Issuance

	Issuance for the Three Months Ended September 30, 2019
	Protected UPB(1)	Maximum Coverage(2)
(In millions)	Total	First Loss(3)	Mezzanine	Total
CRT Activities:
STACR Trust transactions	$56,654	$480	$1,186	$1,666
ACIS® transactions	45,917	108	404	512
Senior subordinate securitization structures	3,002	195	269	464
Other	9,305	243	279	522
Less: UPB with more than one type of CRT activity	(37,045)	—	—	—
Total CRT Activities	$77,833	$1,026	$2,138	$3,164

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
We retained exposure to $74.7 billion of the protected UPB for the CRT issuances during 3Q 2019, including first loss and mezzanine positions.
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
The tables below provide information on the total protected UPB and maximum coverage associated with credit enhanced loans in our single-family credit guarantee portfolio, measured by UPB, that were covered by one or more forms of credit enhancements as of September 30, 2019 and December 31, 2018, respectively. See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk of the Single-Family Credit Guarantee Portfolio to Investors in New and Innovative Ways in our 2018 Annual Report and Note 6 in this Form 10-Q and our 2018 Annual Report for additional information about our single-family credit enhancements.
Table 9 - Details of Credit Enhanced Loans in Our Single-Family Credit Guarantee Portfolio

	t	Outstanding as of September 30, 2019
		Protected UPB(1)	Percentage of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
(In millions)		Total	Total	First Loss(3)	Mezzanine	Total
CRT Activities:
STACR debt notes		$554,572	28%	$2,209	$13,753	$15,962
STACR Trust transactions		280,889	14	3,042	6,112	9,154
ACIS transactions		869,148	44	2,069	8,012	10,081
Senior subordinate securitization structures		43,552	2	2,331	2,587	4,918
Other		28,347	1	5,347	723	6,070
Less: UPB with more than one type of CRT activity		(780,820)	(39)	—	—	—
Total CRT Activities		$995,688	50%	$14,998	$31,187	$46,185

Other Credit Enhancements:
Primary Mortgage Insurance		$410,999	21%	$105,171	—	$105,171
Other		2,296	—	1,229	—	1,229
Less: UPB with both CRT and other credit enhancements		(287,231)	(14)	—	—	—
Single-family credit guarantee portfolio with credit enhancement		1,121,752	57	121,398	31,187	152,585
Single-family credit guarantee portfolio without credit enhancement		839,529	43	—	—	—
Total		$1,961,281	100%	$121,398	$31,187	$152,585
Referenced footnotes are included after the next table.

Freddie Mac Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

	Outstanding as of December 31, 2018
	Protected UPB(1)	Percentage of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
(In millions)	Total	Total	First Loss(3)	Mezzanine	Total
CRT Activities:
STACR debt notes	$605,263	32%	$2,155	$15,441	$17,596
STACR Trust transactions	161,152	8	1,622	3,404	5,026
ACIS transactions	807,885	43	1,552	7,571	9,123
Senior subordinate securitization structures	39,860	2	1,807	2,046	3,853
Other	18,136	1	5,049	340	5,389
Less: UPB with more than one type of CRT activity	(736,334)	(39)	—	—	—
Total CRT Activities	$895,962	47%	$12,185	$28,802	$40,987

Other Credit Enhancements:
Primary Mortgage Insurance	$378,594	20%	$96,996	—	$96,996
Other	2,642	—	1,341	—	1,341
Less: UPB with both CRT and other credit enhancements	(254,774)	(13)	—	—	—
Single-family credit guarantee portfolio with credit enhancement	1,022,424	54	110,522	28,802	139,324
Single-family credit guarantee portfolio without credit enhancement	873,762	46	—	—	—
Total	$1,896,186	100%	$110,522	$28,802	$139,324

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

■
We had coverage remaining of $152.6 billion and $139.3 billion on our single-family credit guarantee portfolio as of September 30, 2019 and December 31, 2018, respectively. CRT transactions provided 30.3% and 29.4% of the coverage remaining at those dates.

■	As of September 30, 2019, we had cumulatively transferred a portion of credit risk on nearly $1.4 trillion of our single-family mortgages, based upon the UPB at issuance of the CRT transactions.

●	FHFA's conservatorship capital needed for credit risk was reduced by approximately 75% through CRT transactions on new business activity in the twelve months ended September 30, 2018.

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

■
During YTD 2019, we paid $501 million in interest expense, net of reinvestment income, on our outstanding STACR debt notes and $507 million in premium expense for ACIS and STACR Trust contracts, compared to $540 million in interest expense, net of reinvestment income, on our outstanding STACR debt notes and $249 million in premium expense for ACIS and STACR Trust contracts during YTD 2018.

■	As of September 30, 2019, we had experienced minimal write-downs on our STACR transactions and filed minimal claims for reimbursement of losses under our ACIS transactions.

Freddie Mac Form 10-Q	20

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Mortgage Loan Credit Risk

Certain combinations of loan attributes can indicate a higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores. The following table presents the combination of credit score and current LTV (CLTV) ratio attributes of loans in our single-family credit guarantee portfolio.
Table 10 - Single-Family Credit Guarantee Portfolio Attribute Combinations for Higher Risk Loans

	September 30, 2019
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Credit score)	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate	% Modified
Core single-family loan portfolio:
< 620	0.3%	2.31%	—%	NM	—%	NM	0.3%	2.51%	3.6%
620 to 659	2.2	1.15	0.3	1.44	—	NM	2.5	1.18	2.0
≥ 660	69.5	0.18	12.0	0.25	—	NM	81.5	0.19	0.3
Not available	0.1	1.14	—	NM	—	NM	0.1	1.98	3.5
Total	72.1%	0.23%	12.3%	0.31%	—%	NM	84.4%	0.24%	0.4%

Legacy and relief refinance single-family loan portfolio:
< 620	1.0%	3.88%	0.2%	8.47%	0.1%	14.84%	1.3%	4.56%	19.2%
620 to 659	1.5	2.87	0.2	7.23	0.1	12.14	1.8	3.38	17.4
≥ 660	11.2	1.02	0.9	3.63	0.3	6.10	12.4	1.20	6.3
Not available	0.1	4.38	—	NM	—	NM	0.1	4.66	19.7
Total	13.8%	1.50%	1.3%	4.90%	0.5%	8.59%	15.6%	1.77%	8.9%

(1)	NM - Not meaningful due to the percentage of the portfolio rounding to zero.
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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $0.8 billion and $0.9 billion of security collateral underlying our other securitization products at September 30, 2019 and December 31, 2018, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between the prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, as part of our relief refinance initiative, or as part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to September 30, 2019, we have purchased approximately $36.4 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio.

Freddie Mac Form 10-Q	21

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.
Table 11 - Alt-A Loans in Our Single-Family Credit Guarantee Portfolio

	September 30, 2019				December 31, 2018
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$21.7	62%	20.1%	3.75%	$23.9	63%	23.2%	4.13%
The UPB of Alt-A loans in our single-family credit guarantee portfolio is continuing to decline due to borrowers refinancing into other mortgage products, foreclosure sales, and other liquidation events.
Single-Family Loan Performance

Serious Delinquency Rates

Percentage of Single-Family Loans One Month and Two Months Past Due

■
The total serious delinquency rate on our single-family credit guarantee portfolio was 0.61% as of September 30, 2019. However, 37% of the seriously delinquent loans at September 30, 2019 were covered by credit enhancements designed to reduce our credit risk exposure. See Note 4 for additional information on our single-family delinquency rates.

■
Our total single-family serious delinquency rate was lower as of September 30, 2019 compared to September 30, 2018 due to our continued loss mitigation efforts, sales of certain seriously delinquent loans, home price appreciation, a low unemployment rate, and the reduced impacts from the hurricanes in the third quarter of 2017. This improvement was also driven by the continued shift in the single-family credit guarantee portfolio mix, as the legacy and relief refinance single-family loan portfolio runs off and we add higher credit quality loans to our core single-family loan portfolio.

■
The percentage of single-family loans one month past due can be volatile due to servicer reporting methodologies, seasonality, and other factors that may not be predictive of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due. The percentage of loans two months past due was relatively flat from September 30, 2018 to September 30, 2019.

Freddie Mac Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Performance

The table below contains certain credit performance metrics for our single-family credit guarantee portfolio.
Table 12 - Single-Family Credit Guarantee Portfolio Credit Performance Metrics

(Dollars in millions)	3Q 2019	3Q 2018	YTD 2019	YTD 2018
Charge-offs, gross	$407	$1,277	$1,256	$2,248
Recoveries	(107)	(119)	(341)	(341)
Charge-offs, net	300	1,158	915	1,907
REO operations expense	58	38	172	87
Total credit losses	$358	$1,196	$1,087	$1,994

Total credit losses (in bps)	7.3	25.4	7.4	14.2
The table below summarizes the carrying value for individually impaired single-family loans on our condensed consolidated balance sheets for which we have recorded an allowance determined on an individual basis.
Table 13 - Single-Family Individually Impaired Loans with an Allowance Recorded

	September 30, 2019		September 30, 2018
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	290,255	$42,254	364,704	$54,415
New additions	23,420	3,696	45,348	7,066
Repayments and reclassifications to held-for-sale	(52,970)	(8,897)	(92,662)	(14,875)
Foreclosure sales and foreclosure alternatives	(3,673)	(496)	(5,907)	(796)
TDRs, at September 30	257,032	36,557	311,483	45,810
Loans impaired upon purchase	1,909	122	2,814	188
Total impaired loans with an allowance recorded	258,941	36,679	314,297	45,998
Allowance for loan losses		(3,326)		(5,137)
Net investment, at September 30		$33,353		$40,861
The tables below present information about the UPB of single-family TDRs and non-accrual loans on our condensed consolidated balance sheets.
Table 14 - Single-Family TDR and Non-Accrual Loans

(In millions)	September 30, 2019	December 31, 2018
TDRs on accrual status	$36,845	$41,839
Non-accrual loans	10,131	11,197
Total TDRs and non-accrual loans	$46,976	$53,036

Allowance for loan losses associated with:
TDRs on accrual status	$2,847	$3,612
Non-accrual loans	662	1,003
Total	$3,509	$4,615

(In millions)	YTD 2019	YTD 2018
Foregone interest income on TDRs and non-accrual loans(1)	$680	$965

(1)
Represents the amount of interest income that we did not recognize but would have recognized during the period for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.

■	As of September 30, 2019, 43% of the allowance for loan losses for single-family mortgage loans related to interest rate concessions provided to borrowers as part of loan modifications.

■	Most of our modified single-family loans, including TDRs, were current and performing at September 30, 2019.

■
We expect our allowance for loan losses associated with existing single-family TDRs to decline over time as we continue to sell reperforming loans. In addition, the allowance for loan losses will decline as borrowers continue to make monthly payments under the modified terms and interest rate concessions are amortized into earnings.

■	See Note 4 for information on our single-family allowance for loan losses.

Freddie Mac Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

Loan Workout Activity
(UPB in billions, number of loan workouts in thousands)

■	3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Our loan workout activity decreased driven by the reduced impact from the hurricanes in the third quarter of 2017.

■	We continue our loss mitigation efforts through our relief refinance, modification, and other initiatives.
REO Activity

The table below presents a summary of our single-family REO activity.
Table 15 - Single-Family REO Activity

	3Q 2019		3Q 2018		YTD 2019		YTD 2018
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	5,869	$666	7,135	$777	7,100	$780	8,299	$900
Additions	2,004	203	2,506	247	6,143	605	7,870	759
Dispositions	(2,470)	(254)	(2,622)	(256)	(7,840)	(770)	(9,150)	(891)
Ending balance — REO	5,403	615	7,019	768	5,403	615	7,019	768
Beginning balance, valuation allowance		(6)		(6)		(11)		(14)
Change in valuation allowance		(2)		(2)		3		6
Ending balance, valuation allowance		(8)		(8)		(8)		(8)
Ending balance — REO, net		$607		$760		$607		$760

■
3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Our REO ending inventory declined primarily due to a decrease in REO acquisitions driven by fewer loans in foreclosure and a large proportion of property sales to third parties at foreclosure.

Freddie Mac Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Single-family Guarantee segment.
Table 16 - Single-Family Guarantee Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2019	3Q 2018	$	%	YTD 2019	YTD 2018	$	%
Guarantee fee income	$2,075	$1,676	$399	24%	$5,597	$4,932	$665	13%
Benefit (provision) for credit losses	134	205	(71)	(35)	221	366	(145)	(40)
Financial instrument gains (losses)(1)	51	(5)	56	1,120	66	43	23	53
Other non-interest income (loss)	318	387	(69)	(18)	836	592	244	41
Administrative expense	(399)	(371)	(28)	(8)	(1,173)	(1,070)	(103)	(10)
REO operations income (expense)	(61)	(42)	(19)	(45)	(185)	(101)	(84)	(83)
Other non-interest expense	(554)	(413)	(141)	(34)	(1,667)	(1,192)	(475)	(40)
Segment Earnings before income tax expense	1,564	1,437	127	9	3,695	3,570	125	4
Income tax (expense) benefit	(314)	(254)	(60)	(24)	(750)	(686)	(64)	(9)
Segment Earnings, net of taxes	1,250	1,183	67	6	2,945	2,884	61	2
Total other comprehensive income (loss), net of tax	(3)	(2)	(1)	(50)	(9)	(8)	(1)	(13)
Total comprehensive income (loss)	$1,247	$1,181	$66	6%	$2,936	$2,876	$60	2%

(1)	Consists of fair value gains and losses on debt for which we have elected the fair value option and derivatives.
Key Business Drivers:
■ 3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018

●	Higher guarantee fee income due to increased upfront fee amortization income driven by higher prepayments and continued growth in our single-family credit guarantee portfolio.

●
Higher other non-interest income during YTD 2019 compared to YTD 2018 primarily due to higher gains on sales of single-family held-for-sale loans. Other non-interest income remained relatively flat during 3Q 2019 compared to 3Q 2018.

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
New Business Activity

Multifamily New Business Activity
(UPB in billions)

■
The 2019 Conservatorship Scorecard annual production cap remained at $35.0 billion through the end of 3Q 2019. On September 13, 2019, FHFA announced a revised loan purchase cap structure for the multifamily business. The loan purchase cap will be $100.0 billion for the five-quarter period from the fourth quarter of 2019 through the fourth quarter of 2020. The new cap applies to all multifamily business, with no exclusions. To ensure a strong focus on affordable housing and traditionally underserved markets, FHFA directed that at least 37.5% of the new multifamily business be mission-driven, affordable housing. Loans that finance energy or water efficiency will be considered conventional business (i.e., they will not count towards the 37.5% requirement), unless they meet other mission-driven requirements.

■
Outstanding commitments, including index lock commitments and commitments to purchase or guarantee multifamily assets, were $16.3 billion and $24.3 billion as of September 30, 2019 and September 30, 2018, respectively. Both period-end balances include loan purchase commitments for which we have elected the fair value option.

■
The combination of our new business activity and outstanding commitments was higher during 3Q 2019 and YTD 2019 compared to 3Q 2018 and YTD 2018 due to continued strong demand for multifamily financing and healthy multifamily market fundamentals resulting in continued growth in overall multifamily mortgage debt outstanding. While our new

Freddie Mac Form 10-Q	26

Management's Discussion and Analysis	Our Business Segments | Multifamily

business activity was higher during 3Q 2019 and YTD 2019, we expect new business activity for full-year 2019 to be similar to full-year 2018.

■
Excluding our LIHTC new business activity, approximately 36% and 40% of our new business activity in 3Q 2019 and YTD 2019, respectively, counted towards the 2019 Conservatorship Scorecard production cap, while the remaining 64% and 60% was considered uncapped.

■
The portion of our new loan purchase activity that was classified as held-for-sale and intended for our securitization pipeline decreased from 95% in 3Q 2018 to 84% in 3Q 2019 due to an increase in the issuance of other risk transfer securitizations, specifically our PC executions collateralized by held-for-investment loans. The purchase activity in 3Q 2019, combined with market demand for our securities, will be a driver for securitizations during the fourth quarter of 2019 and the first quarter of 2020.

Multifamily Portfolio and Market Support

Multifamily Market Support
The following table summarizes our support of the multifamily market.
Table 17 - Multifamily Market Support

(In millions)	September 30, 2019	December 31, 2018
Guarantee portfolio	$259,630	$237,323
Mortgage-related investments portfolio:
Unsecuritized mortgage loans held-for-sale	25,397	23,959
Unsecuritized mortgage loans held-for-investment	11,291	10,828
Mortgage-related securities(1)	5,663	7,385
Total mortgage-related investments portfolio	42,351	42,172
Other investments(2)	2,564	708
Total multifamily portfolio	304,545	280,203
Add: Unguaranteed securities(3)	38,980	35,835
Less: Acquired mortgage-related securities(4)	(5,478)	(7,160)
Total multifamily market support	$338,047	$308,878

(1)	Includes mortgage-related securities acquired by us from our securitizations.

(2)	Includes the carrying value of LIHTC investments and the UPB of non-mortgage loans, including financing provided to whole loan funds.

(3)	Reflects the UPB of unguaranteed securities issued as part of our securitizations and amounts related to loans sold to whole loan funds that were not financed by Freddie Mac.

(4)
Reflects the UPB of mortgage-related securities that were both issued as part of our securitizations and acquired by us. This UPB must be removed to avoid double-counting the exposure, as it is already reflected within the guarantee portfolio or unguaranteed securities.

■
Our total multifamily portfolio increased during YTD 2019, primarily due to our strong loan purchase and securitization activity. We expect continued growth in our total portfolio as purchase and securitization activities should outpace run off.

■	At September 30, 2019, approximately 77% of our held-for-sale loans and held-for-sale loan commitments were fixed-rate, while the remaining 23% were floating-rate.

Freddie Mac Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield

Net Interest Yield Earned & Average Investment Portfolio Balance
(Weighted average balance in billions)

■	3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018

●
Net interest yield increased during 3Q 2019 due to lower funding costs on our held-for-sale mortgage loans driven by lower interest rates, coupled with a higher yield on interest-only securities. Net interest yield remained relatively flat during YTD 2019 compared to YTD 2018.

●
The weighted average portfolio balance of interest-earning assets decreased during 3Q 2019 and YTD 2019 due to the run-off of our held-for-investment loans, partially offset by an increase in held-for-sale loans.

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

■	K Certificate benchmark spreads generally widened during 3Q 2019 and 3Q 2018, primarily resulting in fair value losses on our held-for-sale mortgage loans and commitments.

Freddie Mac Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Multifamily

Risk Transfer Activity

UPB of Assets Subject to Risk Transfer Activity
(UPB in billions)

Freddie Mac Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Risk Transfer Activity(1)
(UPB in billions)

(1) The amounts disclosed in the graph above represent the net credit risk transferred to third parties.

■
3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - The UPB of our primary risk transfer securitization transactions increased due to a higher average balance in our securitization pipeline, which was driven by strong new loan purchase activity during the first half of 2019.

■	As of September 30, 2019, we had cumulatively transferred a large majority of credit risk on the multifamily guarantee portfolio.

●
Conservatorship capital needed for credit risk was reduced by approximately 90% through CRT transactions on new business activity in the twelve months ended September 30, 2018; we plan similar risk reduction transactions for this year's new business activity.

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

Guarantee Activities

New Guarantee Activity
(In billions)

Remaining Unearned Guarantee Fees
(In billions)

■
We earn guarantee fees in exchange for providing our guarantee of some or all of the securities we issue as part of our risk transfer securitization activities. Each time we enter into a financial guarantee contract, we initially recognize an unearned guarantee fee asset on our balance sheet, which represents the present value of future guarantee fees we expect to receive in cash. We recognize these fees in Segment Earnings over the remaining average guarantee term, which was eight years as of September 30, 2019. While we expect to collect these future fees based on historical performance, the actual amount collected will depend on the credit and prepayment performance of the underlying collateral subject to our financial guarantee.

■	3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - New unearned guarantee fee assets increased primarily due to an increase in guaranteed UPB issued by our securitizations.

■
The balance of unearned guarantee fees increased during YTD 2019 due to the continued growth of our multifamily guarantee business, as our risk transfer securitization volume continued to be strong, outpacing run off.

Freddie Mac Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Multifamily segment.
Table 18 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2019	3Q 2018	$	%	YTD 2019	YTD 2018	$	%
Net interest income	$292	$280	$12	4%	$805	$846	($41)	(5)%
Guarantee fee income	233	210	23	11	671	609	62	10
Benefit (provision) for credit losses	(1)	2	(3)	(150)	(3)	20	(23)	(115)
Financial instrument gains (losses)(1)	256	266	(10)	(4)	254	690	(436)	(63)
Administrative expense	(125)	(109)	(16)	(15)	(357)	(315)	(42)	(13)
Other non-interest income (expense)	72	13	59	454	254	96	158	165
Segment Earnings before income tax expense	727	662	65	10	1,624	1,946	(322)	(17)
Income tax (expense) benefit	(146)	(113)	(33)	(29)	(330)	(374)	44	12
Segment Earnings, net of taxes	581	549	32	6	1,294	1,572	(278)	(18)
Total other comprehensive income (loss), net of tax	10	(44)	54	123	132	(136)	268	197
Total comprehensive income (loss)	$591	$505	$86	17%	$1,426	$1,436	($10)	(1)%

(1)	Primarily consists of fair value gains and losses on loan purchase commitments, mortgage loans and debt for which we have elected the fair value option, certain investment securities, and derivatives.
Key Business Drivers:

■	3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018

●	Net interest income remained relatively flat.

●	Increase in guarantee fee income driven by continued growth in our multifamily guarantee portfolio.

●
Increase in fair value gains during 3Q 2019, primarily driven by fair value gains on held-for-sale commitments due to targeted price increases related to changing market conditions. During YTD 2019, fair value gains decreased primarily driven by spread-related fair value losses due to spread widening on certain available-for-sale securities (which are recorded in other comprehensive income), partially offset by fair value gains on held-for-sale commitments due to targeted price increases related to changing market conditions.

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
Investments Portfolio

Mortgage Investments Portfolio

■
The balance of our mortgage investments portfolio remained relatively flat from December 31, 2018 to September 30, 2019. See Conservatorship and Related Matters - Managing Our Mortgage-Related Investments Portfolio for additional details.

■
The balance of our other investments portfolio increased by 39.9%, primarily due to higher near-term cash needs as of September 30, 2019 compared to December 31, 2018 for upcoming debt maturities and anticipated calls of other debt.

■
The overall liquidity of our mortgage investments portfolio continued to improve as our less liquid assets decreased during 3Q 2019. The percentage of less liquid assets relative to our total mortgage investments portfolio declined from 26.6% at December 31, 2018 to 20.0% at September 30, 2019, primarily due to repayments, sales, and securitizations. We continued to actively reduce our holdings of less liquid assets during 3Q 2019 by selling $3.5 billion of reperforming loans. Our sales of reperforming loans involved securitization of the loans using senior subordinate securitization structures.

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

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balances
(Weighted average balance in billions)

■
3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018 - Net interest yield decreased 51 and 17 basis points during 3Q 2019 compared to 3Q 2018 and YTD 2019 compared to YTD 2018, respectively, primarily due to an increase in amortization expense resulting from higher loan liquidation rates, coupled with an increase in the percentage of our other investments portfolio relative to our total investments portfolio and the flattening of the yield curve.

■
Net interest yield for the Capital Markets segment is not affected by our hedge accounting programs, due to reclassifications made for Segment Earnings. See Note 13 in our 2018 Annual Report for more information.

Freddie Mac Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Capital Markets segment.
Table 19 - Capital Markets Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2019	3Q 2018	$	%	YTD 2019	YTD 2018	$	%
Net interest income	$497	$845	($348)	(41)%	$2,002	$2,410	($408)	(17)%
Investment securities gains (losses)	136	(336)	472	140	698	(524)	1,222	233
Debt gains (losses)	(17)	137	(154)	(112)	(27)	368	(395)	(107)
Derivative gains (losses)	(438)	427	(865)	(203)	(2,095)	2,038	(4,133)	(203)
Other non-interest income (expense)	(237)	179	(416)	(232)	189	535	(346)	(65)
Administrative expense	(96)	(89)	(7)	(8)	(287)	(262)	(25)	(10)
Segment Earnings before income tax expense	(155)	1,163	(1,318)	(113)	480	4,565	(4,085)	(89)
Income tax (expense) benefit	33	(189)	222	117	(97)	(886)	789	89
Segment Earnings, net of taxes	(122)	974	(1,096)	(113)	383	3,679	(3,296)	(90)
Total other comprehensive income (loss), net of tax	132	(101)	233	231	594	(847)	1,441	170
Total comprehensive income (loss)	$10	$873	($863)	(99)%	$977	$2,832	($1,855)	(66)%
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
Table 20 - Capital Markets Segment Interest Rate-Related and Market Spread-Related Fair Value Changes, Net of Tax

			Change				Change
(Dollars in billions)	3Q 2019	3Q 2018	$	%	YTD 2019	YTD 2018	$	%
Interest rate-related	($0.4)	($0.1)	($0.3)	(300)%	($0.4)	($0.1)	($0.3)	(300)%
Market spread-related	0.2	0.1	0.1	100%	0.3	0.3	—	—
Key Business Drivers:

■	3Q 2019 vs. 3Q 2018 and YTD 2019 vs. YTD 2018

●
Net interest income decreased primarily due to an increase in amortization expense resulting from higher loan liquidation rates, coupled with a change in our investment mix as the other investments portfolio represents a larger percentage of our total investments portfolio and a flattening of the yield curve.

●
Increase in interest rate-related fair value losses as long-term interest rates decreased during the 2019 periods, resulting in fair value gains on many of our investments in securities (some of which are recorded in other comprehensive income) and fair value losses on derivatives. The net amount of these changes in fair value was mostly offset by the change in the fair value of the hedged items attributable to interest-rate risk in our hedge accounting programs. Additionally, our derivative volume, which economically hedges certain financial instruments not recorded at fair value, increased beginning in 2Q 2019 as we updated our interest-rate risk measures to include upfront fees (including buy-downs) related to single-family credit guarantee activity recorded in the single-family segment. This update introduced additional volatility which resulted in increased losses, partially offset by the effects of hedge accounting.

●
Decrease in debt gains (losses) primarily due to losses from the extinguishment of fixed-rate debt securities of consolidated trusts, as long-term interest rates declined between the time of issuance and repurchase.

● Decrease in non-interest income primarily due to lower net amortization income driven by the timing differences in amortization related to prepayment between debt of consolidated trusts and the underlying mortgage loans, combined with the effects of an earnings mismatch related to fair value hedge accounting. For further discussion on timing differences in amortization, see MD&A - Consolidated Results of Operations in our 2018 Annual Report.

Freddie Mac Form 10-Q	36

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
Risk is an inherent part of our business activities. We are exposed to the following key types of risk: credit risk, operational risk, market risk, liquidity risk, strategic risk, and reputation risk.
For more discussion of these and other risks facing our business and our enterprise risk framework, see MD&A - Risk Management in our 2018 Annual Report, Risk Factors in our 2018 Annual Report and our Form 10-Q for the quarter ended June 30, 2019, and Liquidity and Capital Resources in this Form 10-Q and our 2018 Annual Report. See below for updates since our Form 10-Q for the quarter ended June 30, 2019.
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
The majority of our interest-rate risk comes from our investments in mortgage-related assets (securities and loans), the debt we issue to fund our assets, and upfront fees (including buy-downs) related to our single-family credit guarantee activity. Our primary goal in managing interest-rate risk is to reduce the amount of change in the value of our future cash flows due to future changes in interest rates. We use models to analyze possible future interest-rate scenarios, along with the cash flows of our assets and liabilities over those scenarios.
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
We began to include upfront fees (including buy-downs) in our interest-rate metrics in 2Q 2019. Including upfront fees and related derivative activities significantly increased the Derivatives PVS-L and PVS-YC results for September 30, 2019 in the table below, with an offsetting impact in the Guarantees PVS-L and PVS-YC results.
Table 21 - PVS-YC and PVS-L Results Assuming Shifts of the LIBOR Yield Curve

	September 30, 2019			December 31, 2018
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets:
Investments	($248)	$4,523	$9,314	($536)	$5,792	$11,761
Guarantees(2)	(253)	451	943	89	(425)	(773)
Total Assets	(501)	4,974	10,257	(447)	5,367	10,988
Liabilities	23	(1,492)	(3,126)	(109)	(1,889)	(3,948)
Derivatives	491	(3,392)	(6,893)	560	(3,446)	(6,917)
Total	$13	$90	$238	$4	$32	$123
PVS	$13	$90	$238	$4	$32	$123

Freddie Mac Form 10-Q	37

Management's Discussion and Analysis	Risk Management

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

(2)	Represents the interest-rate risk from our single-family guarantee portfolio, which includes buy-ups, float, and, beginning in 2Q 2019, upfront fees (including buy-downs).
Table 22 - Duration Gap and PVS Results

	3Q 2019			3Q 2018
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.5	$17	$54	—	$12	$18
Minimum	(0.3)	—	—	(0.2)	—	—
Maximum	1.2	48	130	0.3	21	49
Standard deviation	0.2	12	29	0.1	5	15

	YTD 2019			YTD 2018
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.9	$43	$116	—	$11	$17
Minimum	(0.8)	—	—	(0.4)	—	—
Maximum	8.6	345	950	0.3	31	77
Standard deviation	1.8	81	213	0.1	6	17
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 23 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
September 30, 2019	$3,482	$90	($3,392)
December 31, 2018	3,478	32	(3,446)
In April 2019, we updated our interest-rate risk measures and began incorporating upfront fees (including buy-downs) related to single-family credit guarantee activity into our asset and liability interest-rate risk management strategy and definition. As a result, the PVS-L before derivatives is significantly higher as of September 30, 2019 than it would have been if we had not updated our interest-rate risk management strategy and definition to include upfront fees.
The inclusion of upfront fees increased the volume of derivatives we used to hedge interest-rate risk, and this higher volume of derivatives, coupled with the volatility of market interest rates during the period, created variability in our PVS-L during 3Q 2019. The table below shows the average, minimum, and maximum PVS-L before derivatives and after derivatives during 3Q 2019.
Table 24 - PVS-L Average, Minimum, and Maximum

	3Q 2019
	PVS-L (50bps)
(In millions)	Before Derivatives	After Derivatives
Average	$3,883	$54
Minimum	3,477	—
Maximum	4,343	130

Freddie Mac Form 10-Q	38

Management's Discussion and Analysis	Risk Management

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
Interest-Rate Volatility

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, our GAAP financial results are still subject to significant earnings variability from period to period. Based upon the composition of our financial assets and liabilities, including derivatives, at September 30, 2019, we generally recognize fair value losses in GAAP earnings when interest rates decline.
In an effort to reduce our GAAP earnings variability and better align our GAAP results with the economics of our business, we elect hedge accounting for certain single-family mortgage loans and certain debt instruments. Beginning in September 2019, we implemented a new fair value hedge accounting strategy using single-family mortgage loans that applies certain hedge accounting elections allowable under amended hedge accounting guidance we adopted during 4Q 2017. See Note 9 for additional information on hedge accounting.
GAAP Adverse Scenario
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
■ At September 30, 2019, the GAAP adverse scenario before fair value hedge accounting was a parallel shift in which rates decrease by 100 basis points, while the adverse scenario after fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points.
■ At September 30, 2018, the GAAP adverse scenario before and after fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points.
The results of this evaluation are shown in the table below.
Table 25 - GAAP Adverse Scenario Before and After Hedge Accounting

	GAAP Adverse Scenario (Before-Tax)
(Dollars in billions)	Before Hedge Accounting	After Hedge Accounting	% Change
September 30, 2019	($3.5)	($0.1)	97%
September 30, 2018	(3.3)	(0.5)	85
The additional volume of derivatives from updating our interest-rate risk measures to include upfront fees (including buy-downs) related to single-family credit guarantee activity, and the volatility in market interest rates in 3Q 2019 created variability in our GAAP adverse scenarios during 3Q 2019. While the September 30, 2019 GAAP adverse scenario shows a 97% reduction after hedge accounting, this result includes the effect of the new hedge accounting strategy implemented in September 2019, which was not in effect for the entire quarter. As a result, the average GAAP adverse scenario after hedge accounting was higher during 3Q 2019 than it was as of September 30, 2019. With the implementation of the new hedge accounting strategy in September 2019, we expect the GAAP adverse scenario after hedge accounting in future periods to be similar to the result as of September 30, 2019.
The table below shows the average, minimum, and maximum GAAP adverse scenario before hedge accounting and after hedge accounting during 3Q 2019.

Freddie Mac Form 10-Q	39

Management's Discussion and Analysis	Risk Management

Table 26 - GAAP Adverse Scenario Average, Minimum, and Maximum

	3Q 2019
	GAAP Adverse Scenario (Before-Tax)
(In billions)	Before Hedge Accounting	After Hedge Accounting
Average	($4.0)	($0.7)
Minimum	(3.2)	(0.1)
Maximum	(5.2)	(1.8)
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
Net Interest Rate Effect on Comprehensive Income (Loss)
The table below presents the effect of derivatives used in our interest-rate risk management activities on our comprehensive income (loss), net of tax, after considering any offsetting interest rate effects related to financial instruments measured at fair value and the effects of fair value hedge accounting.
Table 27 - Estimated Net Interest Rate Effect on Comprehensive Income (Loss)

(In billions)	3Q 2019	3Q 2018	YTD 2019	YTD 2018
Interest-rate effect on derivative fair values	($2.8)	$1.4	($9.3)	$5.5
Estimate of offsetting interest-rate effect related to financial instruments measured at fair value(1)	1.3	(1.0)	4.4	(3.6)
Gains (losses) on mortgage loans and debt in fair value hedge relationships	1.2	(0.6)	4.5	(2.5)
Amortization of deferred hedge accounting gains and losses	(0.2)	0.1	(0.2)	0.2
Income tax (expense) benefit	0.1	—	0.1	0.1
Estimated net interest rate effect on comprehensive income (loss)	($0.4)	($0.1)	($0.5)	($0.3)

(1)
Includes the interest-rate effect on our trading securities, available-for-sale securities, mortgage loans held-for-sale, and other assets and debt for which we elected the fair value option, which is reflected in non-interest income (loss) and total other comprehensive income (loss) on our condensed consolidated statements of comprehensive income.

The effect from the change in interest rates on derivative fair values is mostly offset by the effect from the change in interest rates related to financial instruments measured at fair value and gains and losses on mortgage loans and debt in fair value hedging relationships. However, the estimated net interest rate effect on comprehensive income (loss) in 3Q 2019 was higher than in prior periods as a result of the additional volume of derivatives and volatility in market interest rates during 3Q 2019. The remaining net interest-rate effect on comprehensive income is largely attributable to the following:
■ The reversal of previously recognized derivative gains and losses,
■ The implied net cost on instruments such as swaptions, futures, and forward purchase and sale commitments from our hedging and interest-rate risk management activities, which are recognized in GAAP earnings over time as a component of derivative gains and losses as the instruments approach maturity, and
■ The amortization of previously deferred hedge accounting gains and losses, which we recognized in interest income over the contractual life of the hedged item.

Freddie Mac Form 10-Q	40

Management's Discussion and Analysis	Risk Management

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
Table 28 - Estimated Spread Effect on Comprehensive Income (Loss)

(In billions)	3Q 2019	3Q 2018	YTD 2019	YTD 2018
Capital Markets	$0.2	$0.1	$0.3	$0.3
Multifamily	(0.1)	—	(0.2)	0.1
Single-family Guarantee(1)	—	—	—	—
Spread effect on comprehensive income (loss)	$0.1	$0.1	$0.1	$0.4

(1)	Represents spread exposure on certain STACR debt securities for which we have elected the fair value option.

Freddie Mac Form 10-Q	41

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Liquidity
Primary Sources of Liquidity

The following table lists the sources of our liquidity, the balances as of September 30, 2019, and a brief description of their importance to Freddie Mac.
Table 29 - Sources of Liquidity

Source		Balance(1) (In billions)		Description
Liquidity
•	Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$52.4	•	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
•	Liquid Portion of the Mortgage-Related Investments Portfolio	$120.8	•
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
Table 30 - Other Investments Portfolio

	September 30, 2019				December 31, 2018
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio
Cash and cash equivalents	$5.1	$3.6	$—	$8.7	$6.7	$0.6	$—	$7.3
Securities purchased under agreements to resell	27.6	21.4	2.2	51.2	20.2	12.1	2.5	34.8
Non-mortgage related securities	19.7	—	4.6	24.3	16.8	—	2.4	19.2
Secured lending and other	—	—	5.4	5.4	—	—	1.8	1.8
Total	$52.4	$25.0	$12.2	$89.6	$43.7	$12.7	$6.7	$63.1
Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $4.0 billion and $1.5 billion as of September 30, 2019 and December 31, 2018, respectively.
The liquidity and contingency operating portfolio also included collateral posted to us in the form of cash primarily by derivatives counterparties of $3.1 billion and $3.0 billion as of September 30, 2019 and December 31, 2018, respectively. We have invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements.

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
Primary Sources of Funding

The following table lists the sources and balances of our funding as of September 30, 2019 and a brief description of their importance to Freddie Mac.
Table 31 - Sources of Funding

Source		Balance(1) (In billions)		Description
Funding
•	Other Debt	$281.6	•	Other debt is used to fund our business activities, including single-family guarantee activities not funded by debt securities of consolidated trusts.
•	Debt Securities of Consolidated Trusts	$1,869.3	•
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
Other Debt Activities

We issue other debt to fund our business activities. Competition for funding can vary with economic, financial market, and regulatory environments. We issue other debt based on a variety of factors, including market conditions and our liquidity requirements. We currently favor a mix of derivatives and shorter-term and callable debt to fund our business and manage interest-rate risk. Generally, this funding mix is a less expensive method than relying more extensively on long-term debt.
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

Freddie Mac Form 10-Q	43

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 32 - Other Debt Activity

	3Q 2019				YTD 2019
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills®
Beginning balance	$35,362	2.41%	$—	—%	$28,787	2.36%	$—	—%
Issuances	82,414	2.05	—	—	267,915	2.24	—	—
Repurchases	—	—	—	—	—	—	—	—
Maturities	(75,057)	2.20	—	—	(253,983)	2.28	—	—
Ending Balance	42,719	2.09	—	—	42,719	2.09	—	—

Securities sold under agreements to repurchase
Beginning balance	9,549	2.30	—	—	6,019	2.40	—	—
Additions	111,886	2.19	—	—	213,335	2.30	—	—
Repayments	(112,735)	2.21	—	—	(210,654)	2.32	—	—
Ending Balance	8,700	2.06	—	—	8,700	2.06	—	—

Callable debt
Beginning balance	12,590	2.49	113,394	2.16	2,000	2.53	105,206	2.09
Issuances	1,000	2.30	28,627	2.22	13,590	2.48	74,293	2.55
Repurchases	—	—	—	—	—	—	—	—
Calls	(10,590)	2.49	(31,077)	2.59	(12,590)	2.53	(59,885)	2.82
Maturities	—	—	(8,494)	1.38	—	—	(17,164)	1.32
Ending Balance	3,000	2.43	102,450	2.11	3,000	2.43	102,450	2.11

Non-callable debt
Beginning balance	13,596	2.50	77,539	2.75	14,440	2.04	80,789	2.56
Issuances	29,256	2.27	5,485	2.27	47,562	2.35	15,775	2.43
Repurchases	(345)	1.87	—	—	(345)	1.87	(774)	1.82
Maturities	(2,409)	2.38	(14,515)	1.33	(21,559)	2.17	(27,281)	1.65
Ending Balance	40,098	2.33	68,509	3.02	40,098	2.33	68,509	3.02

STACR and SCR Debt(2)
Beginning balance	—	—	16,971	6.16	—	—	17,729	6.02
Issuances	—	—	—	—	—	—	280	2.48
Repurchases	—	—	—	—	—	—	—	—
Maturities	—	—	(883)	4.24	—	—	(1,921)	4.47
Ending Balance	—	—	16,088	5.98	—	—	16,088	5.98

Total other debt	$94,517	2.20%	$187,047	2.78%	$94,517	2.20%	$187,047	2.78%

(1)	Average rate is weighted based on par value.

(2)
Includes STACR and SCR debt notes and certain multifamily other debt. STACR and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.

Our outstanding other debt balance increased during the 2019 periods, driven by an increase in the issuance of short-term SOFR debt primarily due to higher near-term cash needs for upcoming debt maturities and anticipated calls.

Freddie Mac Form 10-Q	44

Management's Discussion and Analysis	Liquidity and Capital Resources

Maturity and Redemption Dates
The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.
Contractual Maturity Date as of September 30, 2019(1)

Earliest Redemption Date as of September 30, 2019(1)

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

Debt Securities of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt securities of consolidated trusts, which relates to securitization transactions that we consolidated for accounting purposes. We issue this type of debt by securitizing mortgage loans primarily to fund the majority of our single-family guarantee activities. When we consolidate securitization trusts, we recognize the following on our condensed consolidated balance sheets:

■
The assets held by the securitization trusts, the majority of which are mortgage loans. We recognized $1,905.6 billion and $1,842.9 billion of mortgage loans, which represented 87.8% and 89.3% of our total assets, as of September 30, 2019 and December 31, 2018, respectively.

■
The debt securities issued by the securitization trusts, the majority of which are Level 1 securitizations that are pass-through securities, where the cash flows of the mortgage loans held by the securitization trust are passed through to the holders of the securities. We recognized $1,869.3 billion and $1,792.7 billion of debt securities of consolidated trusts, which represented 87.0% and 87.7% of our total debt, as of September 30, 2019 and December 31, 2018, respectively.

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

Freddie Mac Form 10-Q	45

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.
Table 33 - Activity for Debt Securities of Consolidated Trusts Held by Third Parties

(In millions)	3Q 2019	YTD 2019
Beginning balance	$1,784,229	$1,748,738
Issuances:
New issuances to third parties	100,666	216,071
Additional issuances of securities	56,495	121,537
Total issuances	157,161	337,608
Extinguishments:
Purchases of debt securities from third parties	(12,556)	(25,526)
Debt securities received in settlement of secured lending	(12,816)	(28,066)
Repayments of debt securities	(91,312)	(208,048)
Total extinguishments	(116,684)	(261,640)
Ending balance	1,824,706	1,824,706
Unamortized premiums and discounts	44,602	44,602
Debt securities of consolidated trusts held by third parties	$1,869,308	$1,869,308
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) increased by $1.7 billion from September 30, 2018 to September 30, 2019, primarily driven by an increase in proceeds from the issuance of debt for upcoming maturities and anticipated calls of other debt.
Capital Resources
Primary Sources of Capital

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Under the Purchase Agreement, Treasury made a commitment to provide us with funding, under certain conditions, to eliminate deficits in our net worth. At September 30, 2019, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $6.7 billion and the applicable Capital Reserve Amount of $20.0 billion, we will not have a dividend requirement to Treasury in December 2019. See Note 2 for details of the support we receive from Treasury.
The table below presents activity related to our net worth during 3Q 2019 and YTD 2019.
Table 34 - Net Worth Activity

(In millions)	3Q 2019	YTD 2019
Beginning balance	$4,826	$4,477
Comprehensive income (loss)	1,848	5,339
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	—	(3,142)
Total equity / net worth	$6,674	$6,674
Aggregate draws under Purchase Agreement	$71,648	$71,648
Aggregate cash dividends paid to Treasury	119,680	119,680
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
Under the Purchase Agreement and the September 2019 Letter Agreement, we are not able to retain equity, as calculated under GAAP, in excess of the $20.0 billion Capital Reserve Amount. As a result, we do not have capital sufficient to support our aggregate risk-taking activities.
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
The ROCC shown in the table below is not based on our total equity and does not reflect actual returns on total equity. We do not believe that returns on total equity are meaningful because of the net worth limit imposed since 2012 under the Purchase Agreement.
Table 35 - Return on Conservatorship Capital(1)

(Dollars in billions)	3Q 2019	3Q 2018	YTD 2019	YTD 2018
GAAP comprehensive income	$1.8	$2.6	$5.3	$7.1
Significant items:
Non-agency mortgage-related securities judgment(2)	—	—	—	(0.3)
Tax effect related to judgment(2)	—	—	—	0.1
Total significant items(3)	—	—	—	(0.2)
Comprehensive income, excluding significant items(3)	$1.8	$2.6	$5.3	$6.9
Conservatorship capital (average during the period)(4)	$51.3	$56.5	$51.8	$57.5
ROCC, based on GAAP comprehensive income(4)	14.4%	18.1%	13.7%	16.6%
Adjusted ROCC, based on comprehensive income excluding significant items(3)(4)	14.4%	18.1%	13.7%	16.0%

(1)	Average conservatorship capital and ROCC for 3Q 2019 and YTD 2019 are preliminary and subject to change until official submission to FHFA.

(2)
YTD 2018 GAAP comprehensive income included a benefit of $334 million (pre-tax) from a final judgment against Nomura Holding America, Inc. in litigation involving certain of our non-agency mortgage-related securities. The tax effect related to this judgment was ($70) million.

(3)	No significant items were identified for the 2019 periods. Numbers for the 2019 periods are included for comparison purposes only.

(4)
Average conservatorship capital for each period is based on the CCF in effect during that period, except that the 2018 figures have been revised to include capital for deferred tax assets. The CCF in effect as of September 30, 2019 was largely unchanged from the CCF as of June 30, 2019.

Our ROCC and Adjusted ROCC for 3Q 2019 and YTD 2019 decreased compared to the returns for the 2018 periods, primarily driven by the decrease in comprehensive income, partially offset by the lower level of conservatorship capital needed, resulting from an increase in CRT activity in both our Single-family Guarantee and Multifamily segments, home price appreciation, the efficient disposition of legacy assets, and a decrease in our deferred tax assets.
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
Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $283.5 billion and $254.9 billion at September 30, 2019 and December 31, 2018, respectively. The amount as of September 30, 2019 excludes Fannie Mae securities backing Freddie Mac resecuritization products discussed below.
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
As of September 30, 2019, the total amount of our off-balance sheet exposure related to Fannie Mae securities backing Freddie Mac resecuritization products was approximately $17 billion. We expect this exposure to increase over time.

Freddie Mac Form 10-Q	48

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
Managing Our Mortgage-Related Investments Portfolio
The table below presents the UPB of our mortgage-related investments portfolio. In February 2019, FHFA directed us to maintain this portfolio at or below $225 billion at all times.
Table 36 - Mortgage-Related Investments Portfolio Details

	September 30, 2019				December 31, 2018
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Capital Markets segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$20,823	$—	$20,823	$—	$8,955	$—	$8,955
Reperforming loans	—	—	29,982	29,982	—	—	39,402	39,402
Total single-family unsecuritized loans	—	20,823	29,982	50,805	—	8,955	39,402	48,357
Freddie Mac mortgage-related securities	108,282	—	2,665	110,947	109,880	—	3,108	112,988
Non-agency mortgage-related securities	—	—	1,585	1,585	—	—	2,122	2,122
Other Non-Freddie Mac agency mortgage-related securities	7,583	—	—	7,583	3,968	—	—	3,968
Total Capital Markets segment - Mortgage investments portfolio	115,865	20,823	34,232	170,920	113,848	8,955	44,632	167,435
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	8,330	8,330	—	—	8,473	8,473
Multifamily segment:
Unsecuritized loans	—	24,998	11,690	36,688	—	23,203	11,584	34,787
Mortgage-related securities	4,964	—	699	5,663	6,570	—	815	7,385
Total Multifamily segment	4,964	24,998	12,389	42,351	6,570	23,203	12,399	42,172
Total mortgage-related investments portfolio	$120,829	$45,821	$54,951	$221,601	$120,418	$32,158	$65,504	$218,080
Percentage of total mortgage-related investments portfolio	54%	21%	25%	100%	55%	15%	30%	100%
While we continued to purchase new single-family seriously delinquent loans from securities we guarantee and certain multifamily unsecuritized loans, which are classified as held-for-investment, our active disposition of less liquid assets during YTD 2019 included the following:

■
Sales of $3.5 billion in UPB of single-family reperforming loans, $0.2 billion in UPB of seriously delinquent unsecuritized single-family loans, and $0.2 billion in UPB of single-family non-agency mortgage-related securities;

■	Securitizations of $1.5 billion in UPB of less liquid multifamily loans; and

■	Transfers of $0.4 billion in UPB of less liquid multifamily loans to the securitization pipeline.

Freddie Mac Form 10-Q	49

Management's Discussion and Analysis	Conservatorship and Related Matters

FHFA's Strategic Plan and Scorecards for Freddie Mac and Fannie Mae Conservatorships
In October 2019, FHFA released a new Strategic Plan for the Conservatorships of Freddie Mac and Fannie Mae. The 2019 Strategic Plan provides a framework for how FHFA will guide Freddie Mac and Fannie Mae (the Enterprises) to fulfill their statutory missions, focus on safety and soundness, and prepare for a responsible end to the conservatorships.
The three objectives of this new Strategic Plan are to ensure that the Enterprises:

■
Focus on their core mission responsibilities to foster competitive, liquid, efficient, and resilient (CLEAR) national housing finance markets that support sustainable homeownership and affordable rental housing;

■	Operate in a safe and sound manner appropriate for entities in conservatorship; and

■	Prepare for the Enterprises' eventual exists from conservatorships.
FHFA also released a new annual Conservatorship Scorecard for Freddie Mac, Fannie Mae, and Common Securitization Solutions. This new 2020 Conservatorship Scorecard aligns tactical priorities and execution at the Enterprises to the 2019 Strategic Plan and serves as a tool in holding the Enterprises accountable for its effective implementation
FHFA issued the 2019 and 2020 Conservatorship Scorecards in December 2018 and October 2019, respectively. We continue to align our resources and internal business plans to meet the goals and objectives provided by FHFA.
For information about how the Conservatorship Scorecard affects executive compensation, see the Compensation Discussion and Analysis section in our 2018 Annual Report. For information about the 2019 Conservatorship Scorecard, see our Current Report on Form 8-K filed on December 20, 2018. For information on the 2020 Conservatorship Scorecard, see our Current Report on Form 8-K filed on October 29, 2019.

Freddie Mac Form 10-Q	50

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Affordable Housing Fund Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and pay this amount to certain housing funds. During 3Q 2019 and YTD 2019, we completed $163.2 billion and $365.4 billion, respectively, of new business purchases subject to this requirement and accrued $68 million and $153 million, respectively, of related expense. We are prohibited from passing through these costs to the originators of the loans that we purchase.
Legislative and Regulatory Developments
Treasury Housing Reform Plan

On September 5, 2019, Treasury released its plan to reform the housing finance system pursuant to the goals specified in the presidential memorandum issued on March 27, 2019. The Treasury Housing Reform Plan (the Plan) includes 49 recommended legislative and administrative reforms that would advance the reform goals outlined in the presidential memorandum: ending the conservatorships of the GSEs, facilitating competition in the housing finance system, establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States, and providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market.
Among other things, Treasury states that its preference and recommendation is for Congress to enact comprehensive housing finance reform legislation. Specifically, the Plan indicates that legislative reforms should replace the existing GSE Purchase Agreements with an explicit, paid-for guarantee backed by the full faith and credit of the federal government that is limited to the timely payment of principal and interest on qualifying MBS. The explicit government guarantee should be available to re-chartered GSEs and to any other FHFA-approved guarantors of MBS collateralized by eligible conventional mortgage loans or eligible multifamily mortgage loans. Further, the government’s guarantee would stand behind significant first-loss private capital and would be triggered only in exigent circumstances.
To ensure stability in the housing finance system pending comprehensive housing finance reform legislation, the Plan indicates that it will be necessary to maintain limited and tailored government support for the GSEs by leaving the Purchase Agreement commitments in place after the GSE conservatorships. The Plan notes that the government should be compensated for its continued support through a periodic commitment fee.
The Plan also indicates that FHFA should begin the process of ending the GSE conservatorships. It recommends that the Purchase Agreements be amended to enhance Treasury’s ability to mitigate the risk of a draw on the commitments after the conservatorships have ended. It also indicates that other Purchase Agreement amendments should ensure that each GSE continues to be subject to appropriate mission and safety and soundness regulation after conservatorship and that future GSE activities are limited to those that have a close nexus to the underlying rationale for government support.
Treasury has indicated that it will continue to support FHFA’s administrative actions to enhance regulation of the GSEs, promote private sector competition, and satisfy preconditions for ending the GSEs’ conservatorships. We cannot predict whether Congress will enact legislation or FHFA will take administrative action that is consistent with these recommendations.

Freddie Mac Form 10-Q	51

Management's Discussion and Analysis	Regulation and Supervision

Affordable Housing Goal Results for 2018

In September 2019, FHFA informed us that it had reviewed our performance with respect to affordable housing goals for 2018 and preliminarily determined that we achieved all five of our single-family affordable housing goals and all three of our multifamily goals. We may achieve a single-family or multifamily housing goal by meeting or exceeding the FHFA benchmark for that goal (Goal). We also may achieve a single-family housing goal by meeting or exceeding the actual share of the market that meets the criteria for that goal (Market Level). Our performance on the goals, as preliminarily determined by FHFA, is set forth in the table below.
Table 37 - 2018 Affordable Housing Goal Results

	Goals for 2018	Market Levels for 2018	Preliminary Results for 2018

Single-family purchase money goals (benchmark levels)
Low-income goal	24%	25.5%	25.8%
Very low-income goal	6%	6.5%	6.3%
Low-income areas goal	18%	22.6%	22.6%
Low-income areas subgoal	14%	18.0%	17.3%
Single-family refinance (benchmark level)
Low-income goal	21%	30.7%	27.3%

Multifamily (benchmark levels in units)
Low-income goal	315,000	N/A	474,062
Very low-income subgoal	60,000	N/A	105,612
Small property low-income subgoal	10,000	N/A	39,353

Freddie Mac Form 10-Q	52

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-family Guarantee, Multifamily, and Capital Markets segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, and our results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section of the Form 10-Q for the quarter ended June 30, 2019 and our 2018 Annual Report, and:

■
The actions the U.S. government (including FHFA, Treasury, and Congress) may take, or require us to take, including to support the housing markets or to implement the recommendations in the Treasury Housing Reform Plan or FHFA's Conservatorship Scorecards and other objectives for us;

■	The effect of the restrictions on our business due to the conservatorship and the Purchase Agreement, including our dividend requirement on the senior preferred stock;

■
Changes in our Charter or in applicable legislative or regulatory requirements (including changes pursuant to the Treasury Housing Reform Plan or pursuant to any legislation affecting the future status of our company);

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

Freddie Mac Form 10-Q	53

Financial Statements

Financial Statements

Freddie Mac Form 10-Q	54

Financial Statements	Condensed Consolidated Statements of Comprehensive Income

FREDDIE MAC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	3Q 2019	3Q 2018	YTD 2019	YTD 2018
Interest income
Mortgage loans	$16,428	$16,787	$51,732	$49,082
Investments in securities	686	755	2,059	2,295
Other	426	261	1,197	703
Total interest income	17,540	17,803	54,988	52,080
Interest expense	(15,130)	(14,546)	(46,498)	(42,802)
Net interest income	2,410	3,257	8,490	9,278
Benefit (provision) for credit losses	179	380	474	377
Net interest income after benefit (provision) for credit losses	2,589	3,637	8,964	9,655
Non-interest income (loss)
Guarantee fee income	231	209	670	603
Mortgage loans gains (losses)	1,702	94	4,174	233
Investment securities gains (losses)	164	(443)	728	(1,024)
Debt gains (losses)	(56)	158	8	445
Derivative gains (losses)	(1,217)	728	(4,912)	2,974
Other income (loss)	146	79	389	648
Non-interest income (loss)	970	825	1,057	3,879
Non-interest expense
Salaries and employee benefits	(333)	(301)	(983)	(890)
Professional services	(115)	(120)	(342)	(335)
Other administrative expense	(172)	(148)	(492)	(422)
Total administrative expense	(620)	(569)	(1,817)	(1,647)
Real estate owned operations expense	(58)	(38)	(172)	(87)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(408)	(375)	(1,197)	(1,100)
Other expense	(337)	(218)	(1,036)	(619)
Non-interest expense	(1,423)	(1,200)	(4,222)	(3,453)
Income (loss) before income tax (expense) benefit	2,136	3,262	5,799	10,081
Income tax (expense) benefit	(427)	(556)	(1,177)	(1,946)
Net income (loss)	1,709	2,706	4,622	8,135
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	124	(169)	674	(1,065)
Changes in unrealized gains (losses) related to cash flow hedge relationships	19	25	57	87
Changes in defined benefit plans	(4)	(3)	(14)	(13)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	139	(147)	717	(991)
Comprehensive income (loss)	$1,848	$2,559	$5,339	$7,144
Net income (loss)	$1,709	$2,706	$4,622	$8,135
Undistributed net worth sweep, senior preferred stock dividends, or future increase in senior preferred stock liquidation preference	(1,848)	(2,559)	(5,339)	(4,144)
Net income (loss) attributable to common stockholders	($139)	$147	($717)	$3,991
Net income (loss) per common share — basic and diluted	($0.04)	$0.05	($0.22)	$1.23
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	55

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except share-related amounts)	2019	2018
Assets
Cash and cash equivalents (Notes 1, 3, 14) (includes $3,560 and $596 of restricted cash and cash equivalents)	$8,708	$7,273
Securities purchased under agreements to resell (Notes 3, 10)	51,187	34,771
Investments in securities, at fair value (Note 7)	72,982	69,111
Mortgage loans held-for-sale (Notes 3, 4) (includes $21,538 and $23,106 at fair value)	41,118	41,622
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $4,854 and $6,139)	1,956,372	1,885,356
Accrued interest receivable (Note 3)	6,790	6,728
Derivative assets, net (Notes 9, 10)	1,592	335
Deferred tax assets, net (Note 12)	5,784	6,888
Other assets (Notes 3, 18) (includes $4,590 and $3,929 at fair value)	25,713	10,976
Total assets	$2,170,246	$2,063,060
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,688	$6,652
Debt, net (Notes 3, 8) (includes $4,600 and $5,112 at fair value)	2,149,259	2,044,950
Derivative liabilities, net (Notes 9, 10)	355	583
Other liabilities (Notes 3, 18)	7,270	6,398
Total liabilities	2,163,572	2,058,583
Commitments and contingencies (Notes 5, 9, 16)
Equity (Note 11)
Senior preferred stock (redemption value of $77,474 and $75,648)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,033 shares and 650,058,775 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(76,780)	(78,260)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $243 and $221, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	757	83
Cash flow hedge relationships	(258)	(315)
Defined benefit plans	83	97
Total AOCI, net of taxes	582	(135)
Treasury stock, at cost, 75,804,853 shares and 75,805,111 shares	(3,885)	(3,885)
Total equity (See Note 11 for information on our dividend requirement to Treasury)	6,674	4,477
Total liabilities and equity	$2,170,246	$2,063,060
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	September 30,	December 31,
(In millions)	2019	2018
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-investment	$1,905,633	$1,842,850
All other assets	43,863	20,237
Total assets of consolidated VIEs	$1,949,496	$1,863,087
Liabilities: (Note 3)
Debt, net	$1,869,308	$1,792,677
All other liabilities	5,519	5,335
Total liabilities of consolidated VIEs	$1,874,827	$1,798,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	56

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at June 30, 2019	1	464	650	$72,648	$14,109	$—	$—	($78,489)	$443	($3,885)	$4,826
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	1,709	—	—	1,709
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	139	—	139
Comprehensive income (loss)	—	—	—	—	—	—	—	1,709	139	—	1,848
Ending balance at September 30, 2019	1	464	650	$72,648	$14,109	$—	$—	($76,780)	$582	($3,885)	$6,674

Balance at June 30, 2018	1	464	650	$72,648	$14,109	$—	$—	($77,921)	($366)	($3,885)	$4,585
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	2,706	—	—	2,706
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(147)	—	(147)
Comprehensive income (loss)	—	—	—	—	—	—	—	2,706	(147)	—	2,559
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(1,585)	—	—	(1,585)
Ending balance at September 30, 2018	1	464	650	$72,648	$14,109	$—	$—	($76,800)	($513)	($3,885)	$5,559

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2018	1	464	650	$72,648	$14,109	$—	$—	($78,260)	($135)	($3,885)	$4,477
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	4,622	—	—	4,622
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	717	—	717
Comprehensive income (loss)	—	—	—	—	—	—	—	4,622	717	—	5,339
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(3,142)	—	—	(3,142)
Ending balance at September 30, 2019	1	464	650	$72,648	$14,109	$—	$—	($76,780)	$582	($3,885)	$6,674

Balance at December 31, 2017	1	464	650	$72,336	$14,109	$—	$—	($83,261)	$389	($3,885)	($312)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	8,135	—	—	8,135
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(991)	—	(991)
Comprehensive income (loss)	—	—	—	—	—	—	—	8,135	(991)	—	7,144
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(89)	89	—	—
Increase in liquidation preference	—	—	—	312	—	—	—	—	—	—	312
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(1,585)	—	—	(1,585)
Ending balance at September 30, 2018	1	464	650	$72,648	$14,109	$—	$—	($76,800)	($513)	($3,885)	$5,559
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	57

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2019	YTD 2018
Net cash provided by (used in) operating activities	$3,404	$2,895
Cash flows from investing activities
Purchases of trading securities	(76,091)	(101,700)
Proceeds from sales of trading securities	61,398	94,934
Proceeds from maturities and repayments of trading securities	10,733	5,276
Purchases of available-for-sale securities	(6,440)	(14,308)
Proceeds from sales of available-for-sale securities	9,407	16,976
Proceeds from maturities and repayments of available-for-sale securities	3,201	4,740
Purchases of held-for-investment mortgage loans	(154,441)	(113,083)
Proceeds from sales of mortgage loans held-for-investment	11,063	7,121
Repayments of mortgage loans held-for-investment	232,374	190,264
Advances under secured lending arrangements	(34,627)	(19,407)
Repayments of secured lending arrangements	1,022	—
Net proceeds from dispositions of real estate owned and other recoveries	891	1,054
Net (increase) decrease in securities purchased under agreements to resell	(16,416)	7,363
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	(10,536)	5,418
Other, net	(424)	(321)
Net cash provided by (used in) investing activities	31,114	84,327
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	178,248	158,825
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(234,410)	(211,729)
Proceeds from issuance of other debt	631,628	444,809
Repayments of other debt	(605,323)	(480,625)
Increase in liquidation preference of senior preferred stock	—	312
Payment of cash dividends on senior preferred stock	(3,142)	(1,585)
Other, net	(84)	(2)
Net cash provided by (used in) financing activities	(33,083)	(89,995)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	1,435	(2,773)
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	7,273	9,811
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$8,708	$7,038

Supplemental cash flow information
Cash paid for:
Debt interest	$52,720	$48,915
Income taxes	306	2,125
Non-cash investing and financing activities (Note 4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Notes to Condensed Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, or 2018 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary of our 2018 Annual Report. Throughout this Form 10-Q, we refer to the three months ended September 30, 2019, the three months ended June 30, 2019, the three months ended March 31, 2019, the three months ended December 31, 2018, the three months ended September 30, 2018, the three months ended June 30, 2018, the three months ended March 31, 2018, and the three months ended December 31, 2017 as "3Q 2019," "2Q 2019," "1Q 2019," "4Q 2018," "3Q 2018," "2Q 2018," "1Q 2018," and "4Q 2017," respectively. We refer to the nine months ended September 30, 2019 and the nine months ended September 30, 2018 as "YTD 2019" and "YTD 2018," respectively.
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
January 1, 2020
We have developed our models to estimate lifetime expected credit losses on our financial instruments measured at amortized cost primarily using a discounted cash flow methodology. We are using these models to execute our process for estimating the allowance for credit losses under the new standard in parallel with our existing process for estimating the allowance for credit losses under current GAAP and are developing an appropriate governance process for our estimate of expected credit losses under the new standard. The amendments will be applied through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption.

While we continue to evaluate the effect that ASU 2016-13, Financial Instruments - Credit Losses, and related amendments will have on our consolidated financial statements, we expect the transition impact to result in an immaterial change in retained earnings. The increase in the allowance for credit losses from incorporating lifetime losses is generally offset by recoveries and a positive impact from including forecasts of economic conditions.
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
Purchase Agreement

Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as, and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers, and privileges of the Board.
Under the August 2012 amendment to the Purchase Agreement, for each quarter from January 1, 2013 and thereafter, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. Pursuant to the September 2019 Letter Agreement, the applicable Capital Reserve Amount is $20.0 billion. If for any reason we do not pay the net worth sweep dividend in full for any period, the applicable Capital Reserve Amount will thereafter be zero.
In addition, pursuant to the September 2019 Letter Agreement, the liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, beginning on September 30, 2019, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter, until the liquidation preference has increased by $17.0 billion. As a result, the liquidation preference of the senior preferred stock increased from $75.6 billion to $77.5 billion on September 30, 2019 based on the $1.8 billion increase in our Net Worth Amount during 2Q 2019, and will increase to $79.3 billion on December 31, 2019 based on the $1.8 billion increase in our Net Worth Amount during 3Q 2019.
Under the September 2019 Letter Agreement, Freddie Mac and Treasury also agreed to negotiate and execute an amendment to the Purchase Agreement that further enhances taxpayer protections by adopting covenants broadly consistent with recommendations for administrative reform contained in the Treasury's September 2019 Housing Reform Plan.
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

In February 2019, FHFA directed us to maintain the UPB of our mortgage-related investments portfolio at or below $225 billion at all times. The UPB of this portfolio was $221.6 billion at September 30, 2019. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations imposed by the Purchase Agreement and FHFA.
Government Support for Our Business

We receive substantial support from Treasury and are dependent upon its continued support to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to:

■	Keeping us solvent;

■	Allowing us to focus on our primary business objectives under conservatorship; and

■	Avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Freddie Mac Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

At June 30, 2019, our assets exceeded our liabilities under GAAP; therefore, FHFA, as Conservator, did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during 3Q 2019. The amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
See Note 8 and Note 11 for more information on the conservatorship and the Purchase Agreement.
Related Parties As a Result of Conservatorship

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. CSS was formed in 2013 as a limited liability company equally-owned by Freddie Mac and Fannie Mae and is also deemed a related party. In connection with the formation of CSS, we entered into a limited liability company agreement with Fannie Mae. We and Fannie Mae have each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS, including an updated customer services agreement with Fannie Mae and CSS in May of 2019. In June of 2019, we entered into an agreement with Fannie Mae regarding the commingling of certain of our mortgage securities under the Single Security Initiative and related indemnification obligations. During YTD 2019, we contributed $84 million of capital to CSS, and we have contributed $548 million since the fourth quarter of 2014.

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
Table 3.1 - Consolidated VIEs

(In millions)	As of September 30, 2019	As of December 31, 2018
Condensed Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents (includes $3,494 and $566 of restricted cash and cash equivalents)	$3,495	$567
Securities purchased under agreements to resell	21,400	12,125
Investments in securities, at fair value	766	—
Mortgage loans held-for-investment	1,905,633	1,842,850
Accrued interest receivable	6,109	5,914
Other assets	12,093	1,631
Total assets of consolidated VIEs	$1,949,496	$1,863,087
Liabilities:
Accrued interest payable	$5,519	$5,335
Debt, net	1,869,308	1,792,677
Total liabilities of consolidated VIEs	$1,874,827	$1,798,012

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

Freddie Mac Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.2 - Non-Consolidated VIEs

(In millions)	As of September 30, 2019	As of December 31, 2018
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investments in securities, at fair value	$39,091	$44,020
Accrued interest receivable	214	235
Derivative assets, net	12	1
Other assets	3,737	3,119
Liabilities:
Derivative liabilities, net	89	88
Other liabilities	3,511	3,049
Maximum Exposure to Loss	268,269	241,055
Total Assets of Non-Consolidated VIEs	320,221	284,724

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

NOTE 4
Mortgage Loans and Allowance for Credit Losses
The table below provides details of the loans on our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.
Table 4.1 - Mortgage Loans

	September 30, 2019			December 31, 2018
(In millions)	Held by Freddie Mac	Held by Consolidated Trusts	Total	Held by Freddie Mac	Held by Consolidated Trusts	Total
Held-for-sale:
Single-family	$17,249	$—	$17,249	$20,946	$—	$20,946
Multifamily	25,397	—	25,397	23,959	—	23,959
Total UPB	42,646	—	42,646	44,905	—	44,905
Cost basis and fair value adjustments, net	(1,528)	—	(1,528)	(3,283)	—	(3,283)
Total held-for-sale loans, net	41,118	—	41,118	41,622	—	41,622
Held-for-investment:
Single-family	41,886	1,867,906	1,909,792	35,885	1,814,008	1,849,893
Multifamily	11,291	5,591	16,882	10,828	4,220	15,048
Total UPB	53,177	1,873,497	1,926,674	46,713	1,818,228	1,864,941
Cost basis adjustments	(421)	34,973	34,552	(1,198)	27,752	26,554
Allowance for loan losses	(2,017)	(2,837)	(4,854)	(3,009)	(3,130)	(6,139)
Total held-for-investment loans, net	50,739	1,905,633	1,956,372	42,506	1,842,850	1,885,356
Total mortgage loans, net	$91,857	$1,905,633	$1,997,490	$84,128	$1,842,850	$1,926,978

The table below provides details of the UPB of loans we purchased, reclassified from held-for-investment to held-for-sale, and sold.
Table 4.2 - Loans Purchased, Reclassified from Held-for-Investment to Held-for-Sale, and Sold

(In billions)	3Q 2019	3Q 2018	YTD 2019	YTD 2018
Single-family:
Purchases
Held-for-investment loans	$133.8	$81.6	$305.0	$231.5
Reclassified from held-for-investment to held-for-sale (1)	3.0	13.3	8.1	17.6
Sale of held-for-sale loans(2)	3.7	2.3	9.4	6.5
Multifamily:
Purchases
Held-for-investment loans	4.4	0.9	6.8	2.6
Held-for-sale loans	23.1	16.3	50.6	42.5
Reclassified from held-for-investment to held-for-sale (1)	0.4	0.2	1.2	0.7
Sale of held-for-sale loans (3)	19.7	14.4	49.5	44.8

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
Table 4.3 - Recorded Investment of Single-Family Held-for-Investment Loans by Current LTV Ratios

	September 30, 2019				December 31, 2018
	Current LTV Ratio			Total	Current LTV Ratio			Total
(In millions)	≤ 80	> 80 to 100	> 100(1)		≤ 80	> 80 to 100	> 100(1)
20- and 30-year or more, amortizing fixed-rate	$1,388,311	$255,880	$4,689	$1,648,880	$1,336,310	$214,703	$6,654	$1,557,667
15-year amortizing fixed-rate	235,185	5,604	103	240,892	251,152	4,522	157	255,831
Adjustable-rate	37,659	1,660	6	39,325	42,117	1,883	7	44,007
Alt-A, interest-only, and option ARM	13,743	1,198	289	15,230	16,498	1,903	559	18,960
Total single-family loans	$1,674,898	$264,342	$5,087	$1,944,327	$1,646,077	$223,011	$7,377	$1,876,465

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 5.18% and 7.24% as of September 30, 2019 and December 31, 2018, respectively.

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
Table 4.4 - Recorded Investment of Multifamily Held-for-Investment Loans by Credit Quality Indicator

(In millions)	September 30, 2019	December 31, 2018
Credit risk profile by internally assigned grade:(1)
Pass	$16,684	$14,648
Special mention	66	201
Substandard	149	181
Doubtful	—	—
Total	$16,899	$15,030

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

Mortgage Loan Performance

The tables below present the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.
Table 4.5 - Recorded Investment of Held-for-Investment Loans by Payment Status

	September 30, 2019
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,624,964	$14,846	$3,495	$5,575	$1,648,880	$5,573
15-year amortizing fixed-rate	239,460	1,025	170	237	240,892	237
Adjustable-rate	38,928	249	53	95	39,325	95
Alt-A, interest-only, and option ARM	13,855	608	228	539	15,230	538
Total single-family	1,917,207	16,728	3,946	6,446	1,944,327	6,443
Total multifamily	16,896	3	—	—	16,899	13
Total single-family and multifamily	$1,934,103	$16,731	$3,946	$6,446	$1,961,226	$6,456

	December 31, 2018
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,532,499	$14,683	$3,602	$6,883	$1,557,667	$6,881
15-year amortizing fixed-rate	254,376	1,021	171	263	255,831	263
Adjustable-rate	43,549	287	58	113	44,007	113
Alt-A, interest-only, and option ARM	16,975	793	327	865	18,960	864
Total single-family	1,847,399	16,784	4,158	8,124	1,876,465	8,121
Total multifamily	15,030	—	—	—	15,030	17
Total single-family and multifamily	$1,862,429	$16,784	$4,158	$8,124	$1,891,495	$8,138

(1)	Includes $1.9 billion and $2.9 billion of single-family loans that were in the process of foreclosure as of September 30, 2019 and December 31, 2018, respectively.

Freddie Mac Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.
Table 4.6 - Delinquency Rates

(Dollars in millions)	September 30, 2019	December 31, 2018
Single-family:
Non-credit-enhanced portfolio
Serious delinquency rate	0.72%	0.83%
Total number of seriously delinquent loans	42,758	51,197
Credit-enhanced portfolio:(1)
Primary mortgage insurance:
Serious delinquency rate	0.76%	0.86%
Total number of seriously delinquent loans	14,358	15,287
Other credit protection:(2)
Serious delinquency rate	0.34%	0.31%
Total number of seriously delinquent loans	15,736	12,920
Total single-family:
Serious delinquency rate	0.61%	0.69%
Total number of seriously delinquent loans	67,991	75,649
Multifamily: (3)
Non-credit-enhanced portfolio:
Delinquency rate	0.01%	—%
UPB of delinquent loans	$3	$2
Credit-enhanced portfolio:
Delinquency rate	0.04%	0.01%
UPB of delinquent loans	$103	$28
Total multifamily:
Delinquency rate	0.04%	0.01%
UPB of delinquent loans	$106	$30

(1)	The credit-enhanced categories are not mutually exclusive, as a single loan may be covered by both primary mortgage insurance and other credit protection.

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

Freddie Mac Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Table 4.7 - Details of Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.

	3Q 2019				3Q 2018
	Allowance for Loan Losses		Reserve for Guarantee Losses	Total	Allowance for Loan Losses		Reserve for Guarantee Losses	Total
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts			Held by Freddie Mac	Held By Consolidated Trusts
Single-family:
Beginning balance	$2,238	$3,042	$46	$5,326	$4,887	$3,497	$49	$8,433
Provision (benefit) for credit losses	(84)	(97)	1	(180)	(522)	143	1	(378)
Charge-offs	(394)	(12)	(1)	(407)	(1,262)	(13)	(2)	(1,277)
Recoveries	104	3	—	107	117	2	—	119
Transfers, net (1)	103	(103)	—	—	306	(306)	—	—
Other (2)	41	—	—	41	76	11	—	87
Single-family ending balance	2,008	2,833	46	4,887	3,602	3,334	48	6,984
Multifamily ending balance	9	4	5	18	8	2	8	18
Total ending balance	$2,017	$2,837	$51	$4,905	$3,610	$3,336	$56	$7,002

	YTD 2019				YTD 2018
	Allowance for Loan Losses		Reserve for Guarantee Losses	Total	Allowance for Loan Losses		Reserve for Guarantee Losses	Total
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts			Held by Freddie Mac	Held By Consolidated Trusts
Single-family:
Beginning balance	$3,003	$3,127	$46	$6,176	$5,251	$3,680	$48	$8,979
Provision (benefit) for credit losses	(509)	29	3	(477)	(629)	266	6	(357)
Charge-offs	(1,208)	(45)	(3)	(1,256)	(2,198)	(44)	(6)	(2,248)
Recoveries	331	10	—	341	336	5	—	341
Transfers, net (1)	291	(291)	—	—	597	(597)	—	—
Other (2)	100	3	—	103	245	24	—	269
Single-family ending balance	2,008	2,833	46	4,887	3,602	3,334	48	6,984
Multifamily ending balance	9	4	5	18	8	2	8	18
Total ending balance	$2,017	$2,837	$51	$4,905	$3,610	$3,336	$56	$7,002

(1)	Relates to removal of delinquent loans from consolidated trusts and resecuritization after such removal.

(2)	Primarily includes capitalization of past due interest on modified loans.
A significant number of unsecuritized single-family loans on our condensed consolidated balance sheets are individually evaluated for impairment while substantially all single-family loans held by our consolidated trusts are collectively evaluated for impairment. The allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 3.8% and 6.6% of the recorded investment in such loans at September 30, 2019 and December 31, 2018, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.1% and 0.2% of the recorded investment in such loans as of September 30, 2019 and December 31, 2018, respectively.
The table below presents our allowance for loan losses and our recorded investment in loans, held-for-investment, by impairment evaluation methodology.
Table 4.8 - Net Investment in Loans

	September 30, 2019			December 31, 2018
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,904,203	$16,818	$1,921,021	$1,830,044	$14,945	$1,844,989
Individually evaluated	40,124	81	40,205	46,421	85	46,506
Total recorded investment	1,944,327	16,899	1,961,226	1,876,465	15,030	1,891,495
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,515)	(13)	(1,528)	(1,761)	(9)	(1,770)
Individually evaluated	(3,326)	—	(3,326)	(4,369)	—	(4,369)
Total ending balance of the allowance	(4,841)	(13)	(4,854)	(6,130)	(9)	(6,139)
Net investment in loans	$1,939,486	$16,886	$1,956,372	$1,870,335	$15,021	$1,885,356

Freddie Mac Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Allowance for Loan Losses Determined on an Individual Basis

Impaired Loans
The tables below present the UPB, recorded investment, related allowance for loan losses, average recorded investment, and interest income recognized for individually impaired loans.
Table 4.9 - Individually Impaired Loans

	September 30, 2019			December 31, 2018
(In millions)	UPB	Recorded Investment	Associated Allowance	UPB	Recorded Investment	Associated Allowance
Single-family:
With no allowance recorded: (1)
20- and 30-year or more, amortizing fixed-rate	$3,008	$2,390	N/A	$3,335	$2,666	N/A
15-year amortizing fixed-rate	20	20	N/A	23	22	N/A
Adjustable-rate	183	182	N/A	227	226	N/A
Alt-A, interest-only, and option ARM	1,004	853	N/A	1,286	1,083	N/A
Total with no allowance recorded	4,215	3,445	N/A	4,871	3,997	N/A
With an allowance recorded: (2)
20- and 30-year or more, amortizing fixed-rate	32,441	32,118	($2,784)	37,579	36,959	($3,660)
15-year amortizing fixed-rate	641	650	(14)	703	713	(19)
Adjustable-rate	133	132	(7)	164	162	(8)
Alt-A, interest-only, and option ARM	3,962	3,779	(521)	4,867	4,590	(682)
Total with an allowance recorded	37,177	36,679	(3,326)	43,313	42,424	(4,369)
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	35,449	34,508	(2,784)	40,914	39,625	(3,660)
15-year amortizing fixed-rate	661	670	(14)	726	735	(19)
Adjustable-rate	316	314	(7)	391	388	(8)
Alt-A, interest-only, and option ARM	4,966	4,632	(521)	6,153	5,673	(682)
Total single-family	41,392	40,124	(3,326)	48,184	46,421	(4,369)
Multifamily:
With no allowance recorded (1)	87	81	N/A	89	82	N/A
With an allowance recorded	—	—	—	3	3	—
Total multifamily	87	81	—	92	85	—
Total single-family and multifamily	$41,479	$40,205	($3,326)	$48,276	$46,506	($4,369)
Referenced footnotes are included after the last table in the Impaired Loans section.

Freddie Mac Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	3Q 2019			3Q 2018
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family:
With no allowance recorded: (1)
20- and 30-year or more, amortizing fixed-rate	$2,450	$59	$1	$3,142	$83	$3
15-year amortizing fixed-rate	19	1	—	20	—	—
Adjustable rate	191	3	—	238	3	—
Alt-A, interest-only, and option ARM	880	16	—	1,159	21	1
Total with no allowance recorded	3,540	79	1	4,559	107	4
With an allowance recorded: (2)
20- and 30-year or more, amortizing fixed-rate	32,618	412	47	42,393	520	52
15-year amortizing fixed-rate	641	5	1	740	7	2
Adjustable rate	129	2	—	183	2	—
Alt-A, interest-only, and option ARM	3,866	55	9	5,622	72	7
Total with an allowance recorded	37,254	474	57	48,938	601	61
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	35,068	471	48	45,535	603	55
15-year amortizing fixed-rate	660	6	1	760	7	2
Adjustable rate	320	5	—	421	5	—
Alt-A, interest-only, and option ARM	4,746	71	9	6,781	93	8
Total single-family	40,794	553	58	53,497	708	65
Multifamily:
With no allowance recorded (1)	81	1	1	112	2	1
With an allowance recorded	—	—	—	3	—	—
Total multifamily	81	1	1	115	2	1
Total single-family and multifamily	$40,875	$554	$59	$53,612	$710	$66
Referenced footnotes are included after the last table in the Impaired Loans section

	YTD 2019			YTD 2018
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no allowance recorded: (1)
20- and 30-year or more, amortizing fixed-rate	$2,573	$207	$6	$3,399	$268	$13
15-year amortizing fixed-rate	20	1	—	21	3	—
Adjustable rate	209	9	—	255	9	—
Alt-A, interest-only, and option ARM	932	52	1	1,319	68	3
Total with no allowance recorded	3,734	269	7	4,994	348	16
With an allowance recorded: (2)
20- and 30-year or more, amortizing fixed-rate	34,051	1,394	138	46,140	1,621	217
15-year amortizing fixed-rate	665	17	3	830	21	8
Adjustable rate	139	5	1	210	4	2
Alt-A, interest-only, and option ARM	4,097	180	18	6,357	205	24
Total with an allowance recorded	38,952	1,596	160	53,537	1,851	251
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	36,624	1,601	144	49,539	1,889	230
15-year amortizing fixed-rate	685	18	3	851	24	8
Adjustable rate	348	14	1	465	13	2
Alt-A, interest-only, and option ARM	5,029	232	19	7,676	273	27
Total single-family	42,686	1,865	167	58,531	2,199	267
Multifamily:
With no allowance recorded (1)	83	3	1	132	5	2
With an allowance recorded	—	—	—	3	—	—
Total multifamily	83	3	1	135	5	2
Total single-family and multifamily	$42,769	$1,868	$168	$58,666	$2,204	$269

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
Table 4.10 - TDR Activity

	3Q 2019		3Q 2018		YTD 2019		YTD 2018
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family: (1)
20- and 30-year or more, amortizing fixed-rate	5,908	$998	7,157	$1,091	19,668	$3,262	37,847	$6,159
15-year amortizing fixed-rate	693	69	909	83	2,364	230	5,194	514
Adjustable-rate	128	22	197	27	403	64	773	122
Alt-A, interest-only, and option ARM	285	45	414	65	1,331	190	2,294	379
Total single-family	7,014	1,134	8,677	1,266	23,766	3,746	46,108	7,174
Multifamily	—	$—	—	$—	—	$—	1	$15

(1)
The pre-TDR recorded investment for single-family loans initially classified as TDR during 3Q 2019 and YTD 2019 was $1.1 billion and $3.7 billion, respectively, compared to $1.3 billion and $7.2 billion during 3Q 2018 and YTD 2018, respectively.

Of the single-family loan modifications that were classified as TDRs during 3Q 2019, 3Q 2018, YTD 2019 and YTD 2018, respectively:
■ 9%, 9%, 8%, and 12% involved interest rate reductions and, in certain cases, term extensions;
■ 23%, 21%, 24%, and 24% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions;
■ The average term extension was 188, 110, 177, and 126 months; and
■ The average interest rate reduction was 0.2%, 0.2%, 0.1%, and 0.3%.
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification.
Table 4.11 - Payment Defaults of Completed TDR Modifications

	3Q 2019		3Q 2018		YTD 2019		YTD 2018
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:
20- and 30-year or more, amortizing fixed-rate	3,256	$407	3,584	$512	10,533	$1,237	9,671	$1,435
15-year amortizing fixed-rate	96	9	116	10	329	24	435	36
Adjustable-rate	33	3	53	9	95	10	139	21
Alt-A, interest-only, and option ARM	178	24	302	55	687	96	827	154
Total single-family	3,563	443	4,055	586	11,644	1,367	11,072	1,646
Multifamily	—	$—	—	$—	—	$—	—	$—

In addition to modifications, loans may be classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During YTD 2019 and YTD 2018, 3,983 and 6,487, respectively, of such loans (with a post-TDR recorded investment of $0.4 billion and $0.8 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.

Freddie Mac Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Non-Cash Investing and Financing Activities

During YTD 2019 and YTD 2018, we acquired $162.7 billion and $122.6 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $28.6 billion and $18.8 billion of loans from sellers in guarantor swap transactions and $1.6 billion and $0.1 billion of loans from sellers in cash execution transactions during YTD 2019 and YTD 2018, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

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
As part of the Single Security Initiative, we have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. We extend our guarantee of these products to cover principal and interest that are payable from the underlying Fannie Mae collateral. Because both Freddie Mac and Fannie Mae are under the common control of FHFA, and due to Fannie Mae’s status as a GSE and the funding commitment available to it through its senior preferred stock purchase agreement with Treasury, we view the likelihood of being required to perform on our guarantee of Fannie Mae collateral as remote and do not charge an incremental guarantee fee to include Fannie Mae securities in our resecuritization products. Thus, we do not record a guarantee obligation with respect to Fannie Mae securities backing Freddie Mac resecuritization products, and we exclude from the following table approximately $17 billion of Fannie Mae securities backing Freddie Mac resecuritization products as of September 30, 2019.
Table 5.1 - Financial Guarantees

	September 30, 2019			December 31, 2018
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-family:
Securitization activity guarantees	$24,387	$317	40	$17,783	$220	40
Other mortgage-related guarantees	7,139	180	30	6,139	167	30
Total single-family	$31,526	$497		$23,922	$387
Multifamily:
Securitization activity guarantees	$241,853	$3,128	40	$221,245	$2,746	40
Other mortgage-related guarantees	10,122	430	35	9,779	428	35
Total multifamily	$251,975	$3,558		$231,024	$3,174
Other guarantees measured at fair value	$24,976	$183	30	$16,251	$242	30

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

(2)
For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our condensed consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $51 million and $52 million as of September 30, 2019 and December 31, 2018, respectively, and is included within other liabilities on our condensed consolidated balance sheets. For other guarantees measured at fair value, this amount represents the fair value of the contract.

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
Table 6.1 - Mortgage Loan Credit Enhancements

	September 30, 2019		December 31, 2018
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Single-family:
Primary mortgage insurance	$410,999	$105,171	$378,594	$96,996
ACIS transactions(2)	869,148	10,081	807,885	9,123
STACR Trust transactions	280,889	9,154	161,152	5,026
Other	28,347	6,070	18,136	5,389
Total mortgage loan credit enhancements		$130,476		$116,534

(1)	Underlying loans may be covered by more than one form of credit enhancement.

(2)	As of September 30, 2019 and December 31, 2018, our counterparties posted collateral on our ACIS transactions of $2.0 billion and $1.5 billion, respectively.
Guarantee Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our single-family and multifamily guarantee credit enhancements.
Table 6.2 - Guarantee Credit Enhancements

	September 30, 2019		December 31, 2018
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
Subordination (non-consolidated VIEs)	$22,876	$4,076	$16,271	$2,933
Other	1,129	1,129	1,226	1,226
Total single-family		5,205		4,159
Multifamily:
Subordination (non-consolidated VIEs)	240,485	38,645	220,733	35,661
Other	3,204	919	2,349	815
Total multifamily		39,564		36,476
Total guarantee credit enhancements		$44,769		$40,635

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
Table 6.3 - Debt with Embedded Credit Enhancements

	September 30, 2019		December 31, 2018
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(2)	Total Current and Protected UPB(1)	Maximum Coverage(2)
Single-family:
STACR debt notes	$554,572	$15,962	$605,263	$17,596
Subordination (consolidated VIEs)	21,843	943	25,006	1,036
Total single-family		16,905		18,632
Multifamily:
SCR notes	2,523	126	2,667	133
Subordination (consolidated VIEs)	2,700	280	2,700	280
Total multifamily		406		413
Total debt with embedded credit enhancements		$17,311		$19,045

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

NOTE 7
Investments in Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 7.1 - Investments in Securities

(In millions)	September 30, 2019	December 31, 2018
Trading securities	$44,449	$35,548
Available-for-sale securities	28,533	33,563
Total fair value of investments in securities	$72,982	$69,111

As of September 30, 2019 and December 31, 2018, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
Trading Securities

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 7.2 - Trading Securities

(In millions)	September 30, 2019	December 31, 2018
Mortgage-related securities:
Freddie Mac	$12,972	$13,821
Other agency	7,194	2,551
Non-agency	1	1
Total mortgage-related securities	20,167	16,373
Non-mortgage-related securities	24,282	19,175
Total fair value of trading securities	$44,449	$35,548

For trading securities held at September 30, 2019, we recorded net unrealized gains (losses) of $27 million and $310 million during 3Q 2019 and YTD 2019, respectively. For trading securities held at September 30, 2018, we recorded net unrealized gains (losses) of ($305) million and ($951) million during 3Q 2018 and YTD 2018, respectively.
Available-for-Sale Securities

At September 30, 2019 and December 31, 2018, all available-for-sale securities were mortgage-related securities.
The tables below present the amortized cost, gross unrealized gains and losses, and fair value by major security type for our securities classified as available-for-sale.
Table 7.3 - Available-for-Sale Securities

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Freddie Mac	$25,492	$707	$—	($80)	$26,119
Other agency	1,005	26	—	(5)	1,026
Non-agency and other	1,078	310	—	—	1,388
Total available-for-sale securities	$27,575	$1,043	$—	($85)	$28,533

Freddie Mac Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Freddie Mac	$30,407	$320	$—	($528)	$30,199
Other agency	1,675	38	—	(7)	1,706
Non-agency and other	1,378	282	—	(2)	1,658
Total available-for-sale securities	$33,460	$640	$—	($537)	$33,563

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.
The fair value of our available-for-sale securities held at September 30, 2019 scheduled to contractually mature after ten years was $24.0 billion, with an additional $4.1 billion scheduled to contractually mature after five years through ten years.
Available-for-Sale Securities in a Gross Unrealized Loss Position

The tables below present available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 7.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	September 30, 2019
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$5,312	($41)	$2,951	($39)
Other agency	56	—	531	(5)
Non-agency and other	—	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$5,368	($41)	$3,482	($44)

	December 31, 2018
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$4,259	($38)	$14,751	($490)
Other agency	351	(1)	638	(6)
Non-agency and other	43	(1)	6	(1)
Total available-for-sale securities in a gross unrealized loss position	$4,653	($40)	$15,395	($497)

At September 30, 2019, the gross unrealized losses relate to 150 separate securities.

Freddie Mac Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Realized Gains and Losses on Sales of Available-for-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 7.5 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	3Q 2019	3Q 2018	YTD 2019	YTD 2018
Gross realized gains	$68	$69	$169	$544
Gross realized losses	(6)	(131)	(40)	(232)
Net realized gains (losses)	$62	($62)	$129	$312

Freddie Mac Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8
Debt Securities and Subordinated Borrowings
The table below summarizes the balances of total debt, net per our condensed consolidated balance sheets and the interest expense per our condensed consolidated statements of comprehensive income.
Table 8.1 - Total Debt, Net

	Balance, Net		Interest Expense
(In millions)	September 30, 2019	December 31, 2018	3Q 2019	3Q 2018	YTD 2019	YTD 2018
Debt securities of consolidated trusts held by third parties	$1,869,308	$1,792,677	$13,324	$12,827	$41,001	$37,996
Other debt:
Short-term debt	94,344	51,080	499	361	1,419	832
Long-term debt	185,607	201,193	1,307	1,358	4,078	3,974
Total other debt	279,951	252,273	1,806	1,719	5,497	4,806
Total debt, net	$2,149,259	$2,044,950	$15,130	$14,546	$46,498	$42,802

As of September 30, 2019, our aggregate indebtedness was $282.3 billion, which was below the $300.0 billion debt cap limit imposed by the Purchase Agreement for 2019. Our aggregate indebtedness calculation primarily includes the par value of other short- and long-term debt.
Debt Securities of Consolidated Trusts Held by Third Parties

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.
Table 8.2 - Debt Securities of Consolidated Trusts Held by Third Parties

	September 30, 2019				December 31, 2018
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2019 - 2057	$1,487,105	$1,525,505	3.69%	2019 - 2057	$1,389,113	$1,426,060	3.72%
20-year fixed-rate	2019 - 2039	69,068	70,764	3.42	2019 - 2039	70,547	72,354	3.43
15-year fixed-rate	2019 - 2034	224,190	227,915	2.89	2019 - 2034	240,310	244,587	2.89
Adjustable-rate	2019 - 2049	32,837	33,474	3.28	2019 - 2049	38,361	39,153	3.12
Interest-only	2026 - 2041	4,608	4,677	4.72	2026 - 2048	5,322	5,386	4.41
FHA/VA	2020 - 2049	665	680	4.69	2019 - 2046	720	736	4.78
Total single-family		1,818,473	1,863,015			1,744,373	1,788,276
Multifamily	2020-2049	6,233	6,293	3.14	2019 - 2047	4,365	4,401	4.02
Total debt securities of consolidated trusts held by third parties		$1,824,706	$1,869,308			$1,748,738	$1,792,677

(1)
Includes $737 million and $755 million at September 30, 2019 and December 31, 2018, respectively, of debt of consolidated trusts that represents the fair value of debt securities with the fair value option elected.

(2)	The effective interest rate for debt securities of consolidated trusts held by third parties was 2.81% and 3.07% as of September 30, 2019 and December 31, 2018, respectively.

Freddie Mac Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Other Debt

The table below summarizes the balances and effective interest rates for other debt.
Table 8.3 - Total Other Debt

	September 30, 2019			December 31, 2018
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Other short-term debt:
Discount notes and Reference Bills	$42,719	$42,550	2.09%	$28,787	$28,621	2.36%
Medium-term notes	43,098	43,094	2.34	16,440	16,440	2.10
Securities sold under agreements to repurchase	8,700	8,700	2.06	6,019	6,019	2.40
Total other short-term debt	94,517	94,344	2.20	51,246	51,080	2.28
Other long-term debt:
Original maturities on or before December 31,
2019	12,442	12,435	1.63	58,002	57,968	1.54
2020	48,348	48,337	2.00	42,296	42,275	1.78
2021	36,669	36,669	2.05	30,898	30,901	2.06
2022	26,044	26,022	2.34	20,802	20,775	2.46
2023	10,064	10,045	2.65	15,929	15,906	3.09
Thereafter	37,392	34,994	3.68	18,068	15,579	5.91
STACR and SCR debt(3)	16,088	16,257	6.03	17,729	18,004	6.04
Hedging-related basis adjustments	N/A	848		N/A	(215)
Total other long-term debt	187,047	185,607	2.74	203,724	201,193	2.58
Total other debt(4)	$281,564	$279,951		$254,970	$252,273

(1)
Represents par value, net of associated discounts or premiums and issuance cost. Includes $3.9 billion and $4.4 billion at September 30, 2019 and December 31, 2018, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)	Based on carrying amount.

(3)
Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.

(4)	Carrying amount for other debt includes callable debt of $105.5 billion and $107.2 billion at September 30, 2019 and December 31, 2018, respectively.

Freddie Mac Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

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
Hedge Accounting

Fair Value Hedges
We apply fair value hedge accounting to certain single-family mortgage loans and certain issuances of debt where we hedge the changes in fair value of these items attributable to the designated benchmark interest rate (i.e., LIBOR), using LIBOR-based interest-rate swaps. Beginning in September 2019, we implemented a new fair value hedge accounting strategy for single-family mortgage loans that applies certain hedge accounting elections, including the last-of-layer method, allowable under amended hedge accounting guidance we adopted during 4Q 2017. Under the last-of-layer method, we hedge the changes in fair value of a portion of a closed pool of single-family mortgage loans that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. As part of this new strategy, we have also elected to measure the change in fair value of the hedged item on the basis of the benchmark rate component of the contractual coupon cash flows determined at the hedge inception and by assuming the hedged item has a term that reflects only the designated cash flows being hedged.
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
Cash Flow Hedges
There are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. Amounts reclassified from AOCI are recorded in interest expense. During YTD 2019 and YTD 2018, we reclassified from AOCI into earnings, pre-tax losses of $72 million and $106 million, respectively, related to closed cash flow hedges. See Note 11 for information about future reclassifications of deferred net losses related to

Freddie Mac Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

closed cash flow hedges to net income.
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 9.1 - Derivative Assets and Liabilities at Fair Value

	September 30, 2019			December 31, 2018
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$217,377	$2,346	($10)	$145,386	$1,380	($181)
Pay-fixed	246,557	6	(4,381)	170,899	476	(2,287)
Basis (floating to floating)	5,924	—	—	5,404	1	—
Total interest-rate swaps	469,858	2,352	(4,391)	321,689	1,857	(2,468)
Option-based:
Call swaptions
Purchased	61,275	3,963	—	43,625	2,007	—
Written	2,500	—	(37)	4,400	—	(133)
Put swaptions
Purchased(1)	63,600	512	—	88,075	1,565	—
Written	8,700	—	(41)	1,750	—	(4)
Other option-based derivatives(2)	10,368	721	—	10,481	628	—
Total option-based	146,443	5,196	(78)	148,331	4,200	(137)
Futures	181,479	—	—	161,185	—	—
Commitments	152,300	195	(171)	36,044	90	(179)
Credit derivatives	1,822	1	(23)	2,030	—	(35)
Other	16,991	12	(103)	12,212	1	(103)
Total derivatives not designated as hedges	968,893	7,756	(4,766)	681,491	6,148	(2,922)
Designated as fair value hedges
Interest-rate swaps:
Receive-fixed	113,425	145	(91)	117,038	23	(935)
Pay-fixed	78,966	7	(1,620)	77,513	247	(571)
Total derivatives designated as fair value hedges	192,391	152	(1,711)	194,551	270	(1,506)
Derivative interest and other receivable (payable)		912	(872)		889	(1,096)
Netting adjustments(3)		(7,228)	6,994		(6,972)	4,941
Total derivative portfolio, net	$1,161,284	$1,592	($355)	$876,042	$335	($583)

(1)
Includes swaptions on credit indices with a notional or contractual amount of $17.3 billion and $45.9 billion at September 30, 2019 and December 31, 2018, respectively, and a fair value of $6.0 million and $113.0 million at September 30, 2019 and December 31, 2018, respectively.

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
Table 9.2 - Gains and Losses on Derivatives

(In millions)	3Q 2019	3Q 2018	YTD 2019	YTD 2018
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$2,060	($1,004)	$7,580	($5,080)
Pay-fixed	(3,866)	1,721	(12,152)	7,922
Basis (floating to floating)	(3)	19	7	(9)
Total interest-rate swaps	(1,809)	736	(4,565)	2,833
Option-based:
Call swaptions
Purchased	1,398	(402)	2,981	(1,392)
Written	(109)	35	(343)	76
Put swaptions
Purchased	(355)	136	(1,406)	524
Written	19	(2)	83	(23)
Other option-based derivatives(1)	(6)	(73)	93	(205)
Total option-based	947	(306)	1,408	(1,020)
Other:
Futures	(262)	277	(1,283)	728
Commitments	(54)	69	(366)	672
Credit derivatives	6	(4)	1	(14)
Other	2	(71)	36	(64)
Total other	(308)	271	(1,612)	1,322
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	39	39	(32)	335
Pay-fixed interest-rate swaps	(126)	(50)	(220)	(536)
Other	40	38	109	40
Total accrual of periodic cash settlements	(47)	27	(143)	(161)
Total	($1,217)	$728	($4,912)	$2,974

(1)	Primarily consists of purchased interest-rate caps and floors.

Freddie Mac Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Fair Value Hedges

The tables below present the effects of fair value hedge accounting by condensed consolidated statements of comprehensive income line, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 9.3 - Gains and Losses on Fair Value Hedges

	3Q 2019		3Q 2018
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Interest Income - Mortgage Loans	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$16,428	($15,130)	$16,787	($14,546)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	1,298	—	(755)	—
Derivatives designated as hedging instruments	(1,588)	—	776	—
Interest accruals on hedging instruments	(48)	—	(96)	—
Discontinued hedge-related basis adjustments amortization	(210)	—	38	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(36)	—	121
Derivatives designated as hedging instruments	—	91	—	(50)
Interest accruals on hedging instruments	—	(18)	—	(96)
Discontinued hedge-related basis adjustments amortization	—	18	—	(1)

	YTD 2019		YTD 2018
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Interest Income - Mortgage Loans	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$51,732	($46,498)	$49,082	($42,802)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	5,691	—	(3,441)	—
Derivatives designated as hedging instruments	(5,609)	—	3,087	—
Interest accruals on hedging instruments	(4)	—	(373)	—
Discontinued hedge-related basis adjustments amortization	(229)	—	86	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(1,141)	—	931
Derivatives designated as hedging instruments	—	1,288	—	(728)
Interest accruals on hedging instruments	—	(230)	—	(219)
Discontinued hedge-related basis adjustments amortization	—	43	—	(2)

Freddie Mac Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Cumulative Basis Adjustments Due to Fair Value Hedging

The tables below present the hedged item cumulative basis adjustments due to qualifying fair value hedging and the related hedged item carrying amounts by their respective balance sheet line item.
Table 9.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	September 30, 2019
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$470,584	$4,225	($379)	$4,604	$266,975	$20,472
Debt	(130,653)	(848)	—	(114)	—	—

	December 31, 2018
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Last-of-Later Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$193,547	($1,237)	$—	($1,237)	$—	$—
Debt	(127,215)	216	—	(8)	—	—

Freddie Mac Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

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
Over-the-Counter Derivatives

We use master netting and collateral agreements to reduce our credit risk exposure to our OTC derivative counterparties. In the event that all of our counterparties for OTC derivatives were to default simultaneously on September 30, 2019, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $44 million.
Cleared and Exchange-Traded Derivatives

The majority of our interest-rate swaps are subject to the central clearing requirement of the Dodd-Frank Act. A reduction in our credit ratings could cause the clearinghouses or clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.
Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total net exposure on our forward purchase and sale commitments, which are treated as derivatives, was $195 million and $90 million at September 30, 2019 and December 31, 2018, respectively.
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
Offsetting of Financial Assets and Liabilities

At September 30, 2019 and December 31, 2018, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
The tables below display offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements. Securities sold under agreements to repurchase are included in debt, net on our condensed consolidated balance sheets.
Table 10.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	September 30, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$8,583	($5,373)	($1,975)	$1,235	($1,191)	$44
Cleared and exchange-traded derivatives	29	(1)	121	149	—	149
Other	208	—	—	208	—	208
Total derivatives	8,820	(5,374)	(1,854)	1,592	(1,191)	401
Securities purchased under agreements to resell(3)	51,187	—	—	51,187	(51,187)	—
Total	$60,007	($5,374)	($1,854)	$52,779	($52,378)	$401
Liabilities:
Derivatives:
OTC derivatives	($7,029)	$5,373	$1,601	($55)	$—	($55)
Cleared and exchange-traded derivatives	(23)	1	19	(3)	—	(3)
Other	(297)	—	—	(297)	—	(297)
Total derivatives	(7,349)	5,374	1,620	(355)	—	(355)
Securities sold under agreements to repurchase(3)	(8,700)	—	—	(8,700)	8,700	—
Total	($16,049)	$5,374	$1,620	($9,055)	$8,700	($355)
Referenced footnotes are included after the next table.

Freddie Mac Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

	December 31, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,213	($4,544)	($2,448)	$221	($173)	$48
Cleared and exchange-traded derivatives	3	—	20	23	—	23
Other	91	—	—	91	—	91
Total derivatives	7,307	(4,544)	(2,428)	335	(173)	162
Securities purchased under agreements to resell(3)	34,771	—	—	34,771	(34,771)	—
Total	$42,078	($4,544)	($2,428)	$35,106	($34,944)	$162
Liabilities:
Derivatives:
OTC derivatives	($4,963)	$4,544	$296	($123)	$—	($123)
Cleared and exchange-traded derivatives	(244)	—	101	(143)	—	(143)
Other	(317)	—	—	(317)	—	(317)
Total derivatives	(5,524)	4,544	397	(583)	—	(583)
Securities sold under agreements to repurchase(3)	(6,019)	—	—	(6,019)	6,019	—
Total	($11,543)	$4,544	$397	($6,602)	$6,019	($583)

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $4.0 billion and $2.5 billion as of September 30, 2019 and December 31, 2018, respectively.

(3)	Does not include the impacts of netting by central clearing organizations.
We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At September 30, 2019, and December 31, 2018, we had $27.6 billion and $20.1 billion, respectively, of securities pledged to us in these transactions. In addition, at September 30, 2019 and December 31, 2018, we had $2.2 billion and $2.5 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge.

Freddie Mac Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. At September 30, 2019, we had $3.1 billion pledged to us as collateral that was invested as part of our liquidity and contingency operating portfolio.
Collateral Pledged by Freddie Mac
The tables below summarize the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 10.2 - Collateral in the Form of Securities Pledged

	September 30, 2019
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(3)	Total
Cash equivalents(1)	$—	$284	$—	$284
Debt securities of consolidated trusts(2)	747	—	169	916
Available-for-sale securities	—	—	3	3
Trading securities	3,228	8,429	57	11,714
Total securities pledged	$3,975	$8,713	$229	$12,917

	December 31, 2018
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(3)	Total
Cash equivalents(1)	$—	$2,595	$—	$2,595
Debt securities of consolidated trusts(2)	362	—	179	541
Available-for-sale securities	—	—	1	1
Trading securities	2,160	3,432	73	5,665
Total securities pledged	$2,522	$6,027	$253	$8,802

(1)	Represents U.S. Treasury securities accounted for as cash equivalents.

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
Table 10.3 - Underlying Collateral Pledged

	September 30, 2019
(In millions)	Overnight and continuous	30 days or less	After 30 days through 90 days	Greater than 90 days	Total
U.S. Treasury securities and other	$2,684	$5,112	$917	$—	$8,713

Freddie Mac Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Stockholders' Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The tables below present changes in AOCI after the effects of our federal statutory tax rate of 21% for YTD 2019 and YTD 2018, related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.
Table 11.1 - Changes in AOCI by Component, Net of Taxes

	YTD 2019
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$83	($315)	$97	($135)
Other comprehensive income before reclassifications	776	—	(2)	774
Amounts reclassified from accumulated other comprehensive income	(102)	57	(12)	(57)
Changes in AOCI by component	674	57	(14)	717
Ending balance	$757	($258)	$83	$582

	YTD 2018
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$662	($356)	$83	$389
Other comprehensive income before reclassifications	(821)	—	(1)	(822)
Amounts reclassified from accumulated other comprehensive income	(244)	87	(12)	(169)
Changes in AOCI by component	(1,065)	87	(13)	(991)
Cumulative effect of change in accounting principle(1)	143	(73)	19	89
Ending balance	($260)	($342)	$89	($513)

(1)	Includes the effect of adopting the accounting guidance on reclassification of stranded tax effects of the Tax Cuts and Jobs Act in 1Q 2018.

Freddie Mac Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our condensed consolidated statements of comprehensive income.
Table 11.2 - Reclassifications from AOCI to Net Income

(In millions)	3Q 2019	3Q 2018	YTD 2019	YTD 2018
AOCI related to available-for-sale securities
Affected line items in the consolidated statements of comprehensive income:
Investment securities gains (losses)	$62	($64)	$129	$309
Income tax (expense) or benefit	(13)	13	(27)	(65)
Net of tax	49	(51)	102	244
AOCI related to cash flow hedge relationships
Affected line items in the consolidated statements of comprehensive income:
Interest expense	(24)	(31)	(72)	(106)
Income tax (expense) or benefit	5	6	15	19
Net of tax	(19)	(25)	(57)	(87)
AOCI related to defined benefit plans
Affected line items in the consolidated statements of comprehensive income:
Salaries and employee benefits	5	5	15	15
Income tax (expense) or benefit	(1)	(1)	(3)	(3)
Net of tax	4	4	12	12
Total reclassifications in the period net of tax	$34	($72)	$57	$169

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.3 billion at both September 30, 2019 and September 30, 2018, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $49 million, net of taxes, of the $0.3 billion of cash flow hedge losses in AOCI at September 30, 2019 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 14 years.
Senior Preferred Stock

Pursuant to the September 2019 Letter Agreement, for each dividend period from July 1, 2019 and thereafter, the applicable Capital Reserve Amount used in determining the dividend payable to Treasury will be $20.0 billion, rather than $3.0 billion as previously provided. As a result of this change, we did not have a dividend requirement to Treasury in September 2019, as our Net Worth Amount of $4.8 billion as of June 30, 2019 was lower than the $20.0 billion applicable Capital Reserve Amount.
As of September 30, 2019, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $6.7 billion as of September 30, 2019 and the applicable Capital Reserve Amount of $20.0 billion, we will not have a dividend requirement to Treasury in December 2019. See Note 2 for additional information. Our cumulative senior preferred stock dividend payments remain at $119.7 billion as of September 30, 2019.
The aggregate liquidation preference of the senior preferred stock owned by Treasury was $75.6 billion as of June 30, 2019. Pursuant to the September 2019 Letter Agreement, the liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, beginning on September 30, 2019, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter, until the liquidation preference has increased by $17.0 billion. During 2Q 2019, our Net Worth Amount increased by $1.8 billion. As a result, the liquidation preference of the senior preferred stock increased to

Freddie Mac Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

$77.5 billion on September 30, 2019, and will increase to $79.3 billion on December 31, 2019 based on the $1.8 billion increase in our Net Worth Amount during 3Q 2019.
The table below provides a summary of our senior preferred stock outstanding at September 30, 2019.
Table 11.3 - Senior Preferred Stock

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw Adjustment Dates:
September 8, 2008	1.00	1.00	$1.00	$1,000	$1,000
December 31, 2017	—	—	—	N/A	3,000
September 30, 2019	—	—	—	N/A	1,826
Draw Dates:
November 24, 2008	—	—	—	N/A	13,800
March 31, 2009	—	—	—	N/A	30,800
June 30, 2009	—	—	—	N/A	6,100
June 30, 2010	—	—	—	N/A	10,600
September 30, 2010	—	—	—	N/A	1,800
December 30, 2010	—	—	—	N/A	100
March 31, 2011	—	—	—	N/A	500
September 30, 2011	—	—	—	N/A	1,479
December 30, 2011	—	—	—	N/A	5,992
March 30, 2012	—	—	—	N/A	146
June 29, 2012	—	—	—	N/A	19
March 30, 2018	—	—	—	N/A	312
Total senior preferred stock	1.00	1.00	$1.00		$77,474

Stock Issuances and Repurchases

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 3Q 2019.
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
There were no stock options outstanding at both September 30, 2019 and September 30, 2018.

Freddie Mac Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Dividends and Dividend Restrictions

No common dividends were declared during YTD 2019. At the direction of our Conservator, we paid dividends of $1.5 billion and $1.7 billion on the senior preferred stock during 1Q 2019 and 2Q 2019, respectively. As a result of the increase in the applicable Capital Reserve Amount pursuant to the September 2019 Letter Agreement, we did not declare or pay a dividend on the senior preferred stock during 3Q 2019. We also did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during YTD 2019.
Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in Note 11 in our 2018 Annual Report.

Freddie Mac Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Income Taxes
Income Tax Expense

For 3Q 2019 and 3Q 2018, we reported income tax expense of $0.4 billion and $0.6 billion, respectively, resulting in effective tax rates of 20.0% and 17.0%, respectively. For YTD 2019 and YTD 2018, we reported income tax expense of $1.2 billion and $1.9 billion, respectively, resulting in effective tax rates of 20.3% and 19.3%, respectively. Our effective tax rates differed from the statutory tax rate of 21% in these periods primarily due to our recognition of low income housing tax credits and tax-exempt interest income.
Deferred Tax Assets, Net

We had net deferred tax assets of $5.8 billion and $6.9 billion as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at September 30, 2019, we determined that it is more likely than not that our net deferred tax assets, except for a portion of the deferred tax asset related to our capital loss carryforward, will be realized. As of September 30, 2019, we have a $37 million valuation allowance recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of September 30, 2019.
We are under IRS examination for tax years 2013 through 2016 related to the carryback of 2016 capital losses to the prior three years.

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
The table below presents Segment Earnings by segment.
Table 13.1 - Segment Earnings

(In millions)	3Q 2019	3Q 2018	YTD 2019	YTD 2018
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$1,250	$1,183	$2,945	$2,884
Multifamily	581	549	1,294	1,572
Capital Markets	(122)	974	383	3,679
All Other	—	—	—	—
Total Segment Earnings, net of taxes	1,709	2,706	4,622	8,135
Net income (loss)	$1,709	$2,706	$4,622	$8,135
Comprehensive income (loss) of segments:
Single-family Guarantee	$1,247	$1,181	$2,936	$2,876
Multifamily	591	505	1,426	1,436
Capital Markets	10	873	977	2,832
All Other	—	—	—	—
Comprehensive income (loss) of segments	1,848	2,559	5,339	7,144
Comprehensive income (loss)	$1,848	$2,559	$5,339	$7,144

Freddie Mac Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The tables below present detailed reconciliations between our GAAP condensed consolidated statements of comprehensive income and Segment Earnings for our reportable segments and All Other.
Table 13.2 - Segment Earnings and Reconciliations to GAAP Condensed Consolidated Statements of Comprehensive Income

	3Q 2019
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$292	$497	$—	$789	$1,621	$2,410
Guarantee fee income	2,075	233	—	—	2,308	(2,077)	231
Benefit (provision) for credit losses	134	(1)	—	—	133	46	179
Mortgage loans gains (losses)	—	1,087	—	—	1,087	615	1,702
Investment securities gains (losses)	—	31	136	—	167	(3)	164
Debt gains (losses)	51	(69)	(17)	—	(35)	(21)	(56)
Derivative gains (losses)	—	(793)	(438)	—	(1,231)	14	(1,217)
Other income (loss)	318	89	(234)	—	173	(27)	146
Administrative expense	(399)	(125)	(96)	—	(620)	—	(620)
REO operations (expense) income	(61)	—	—	—	(61)	3	(58)
Other non-interest (expense) income	(554)	(17)	(3)	—	(574)	(171)	(745)
Income tax (expense) benefit	(314)	(146)	33	—	(427)	—	(427)
Net income (loss)	1,250	581	(122)	—	1,709	—	1,709
Changes in unrealized gains (losses) related to available-for-sale securities	—	10	114	—	124	—	124
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	19	—	19	—	19
Changes in defined benefit plans	(3)	—	(1)	—	(4)	—	(4)
Total other comprehensive income (loss), net of taxes	(3)	10	132	—	139	—	139
Comprehensive income (loss)	$1,247	$591	$10	$—	$1,848	$—	$1,848

	YTD 2019
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$805	$2,002	$—	$2,807	$5,683	$8,490
Guarantee fee income	5,597	671	—	—	6,268	(5,598)	670
Benefit (provision) for credit losses	221	(3)	—	—	218	256	474
Mortgage loans gains (losses)	—	2,909	—	—	2,909	1,265	4,174
Investment securities gains (losses)	—	41	698	—	739	(11)	728
Debt gains (losses)	113	(46)	(27)	—	40	(32)	8
Derivative gains (losses)	(47)	(2,650)	(2,095)	—	(4,792)	(120)	(4,912)
Other income (loss)	836	292	198	—	1,326	(937)	389
Administrative expense	(1,173)	(357)	(287)	—	(1,817)	—	(1,817)
REO operations (expense) income	(185)	—	—	—	(185)	13	(172)
Other non-interest (expense) income	(1,667)	(38)	(9)	—	(1,714)	(519)	(2,233)
Income tax (expense) benefit	(750)	(330)	(97)	—	(1,177)	—	(1,177)
Net income (loss)	2,945	1,294	383	—	4,622	—	4,622
Changes in unrealized gains (losses) related to available-for-sale securities	—	134	540	—	674	—	674
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	57	—	57	—	57
Changes in defined benefit plans	(9)	(2)	(3)	—	(14)	—	(14)
Total other comprehensive income (loss), net of taxes	(9)	132	594	—	717	—	717
Comprehensive income (loss)	$2,936	$1,426	$977	$—	$5,339	$—	$5,339

Freddie Mac Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	3Q 2018
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$280	$845	$—	$1,125	$2,132	$3,257
Guarantee fee income	1,676	210	—	—	1,886	(1,677)	209
Benefit (provision) for credit losses	205	2	—	—	207	173	380
Mortgage loans gains (losses)	—	(17)	—	—	(17)	111	94
Investment securities gains (losses)	—	(97)	(336)	—	(433)	(10)	(443)
Debt gains (losses)	20	5	137	—	162	(4)	158
Derivative gains (losses)	(25)	375	427	—	777	(49)	728
Other income (loss)	387	27	179	—	593	(514)	79
Administrative expense	(371)	(109)	(89)	—	(569)	—	(569)
REO operations (expense) income	(42)	—	—	—	(42)	4	(38)
Other non-interest (expense) income	(413)	(14)	—	—	(427)	(166)	(593)
Income tax (expense) benefit	(254)	(113)	(189)	—	(556)	—	(556)
Net income (loss)	1,183	549	974	—	2,706	—	2,706
Changes in unrealized gains (losses) related to available-for-sale securities	—	(44)	(125)	—	(169)	—	(169)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	25	—	25	—	25
Changes in defined benefit plans	(2)	—	(1)	—	(3)	—	(3)
Total other comprehensive income (loss), net of taxes	(2)	(44)	(101)	—	(147)	—	(147)
Comprehensive income (loss)	$1,181	$505	$873	$—	$2,559	$—	$2,559

	YTD 2018
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$846	$2,410	$—	$3,256	$6,022	$9,278
Guarantee fee income	4,932	609	—	—	5,541	(4,938)	603
Benefit (provision) for credit losses	366	20	—	—	386	(9)	377
Mortgage loans gains (losses)	—	(233)	—	—	(233)	466	233
Investment securities gains (losses)	—	(353)	(524)	—	(877)	(147)	(1,024)
Debt gains (losses)	80	22	368	—	470	(25)	445
Derivative gains (losses)	(37)	1,254	2,038	—	3,255	(281)	2,974
Other income (loss)	592	128	541	—	1,261	(613)	648
Administrative expense	(1,070)	(315)	(262)	—	(1,647)	—	(1,647)
REO operations (expense) income	(101)	1	—	—	(100)	13	(87)
Other non-interest (expense) income	(1,192)	(33)	(6)	—	(1,231)	(488)	(1,719)
Income tax (expense) benefit	(686)	(374)	(886)	—	(1,946)	—	(1,946)
Net income (loss)	2,884	1,572	3,679	—	8,135	—	8,135
Changes in unrealized gains (losses) related to available-for-sale securities	—	(134)	(931)	—	(1,065)	—	(1,065)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	87	—	87	—	87
Changes in defined benefit plans	(8)	(2)	(3)	—	(13)	—	(13)
Total other comprehensive income (loss), net of taxes	(8)	(136)	(847)	—	(991)	—	(991)
Comprehensive income (loss)	$2,876	$1,436	$2,832	$—	$7,144	$—	$7,144

Freddie Mac Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

NOTE 14
Concentration of Credit and Other Risks
Single-Family Credit Guarantee Portfolio

The table below summarizes the concentration by loan portfolio and geographic area of the approximately $2.0 trillion and $1.9 trillion UPB of our single-family credit guarantee portfolio as of September 30, 2019 and December 31, 2018, respectively. See Note 4 and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.
Table 14.1 - Concentration of Credit Risk of Our Single-Family Credit Guarantee Portfolio

	September 30, 2019		December 31, 2018		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	YTD 2019	YTD 2018
Core single-family loan portfolio	84%	0.24%	82%	0.22%	16%	12%
Legacy and relief refinance single-family loan portfolio	16	1.77	18	1.93	84	88
Total	100%	0.61	100%	0.69	100%	100%
Region(1)
West	30%	0.35	30%	0.38	12%	17%
Northeast	24	0.86	24	0.96	40	40
North Central	16	0.60	16	0.63	19	18
Southeast	16	0.72	16	0.90	22	18
Southwest	14	0.51	14	0.57	7	7
Total	100%	0.61	100%	0.69	100%	100%
State(2)
Florida	6%	0.75	6%	1.01	14%	10%
New York	5	1.20	5	1.37	12	12
New Jersey	3	1.07	3	1.24	10	10
Illinois	4	0.82	5	0.86	10	9
California	18	0.33	18	0.35	7	10
All other	64	0.57	63	0.64	47	49
Total	100%	0.61%	100%	0.69%	100%	100%

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
Table 14.2 - Certain Higher Risk Categories in Our Single-Family Credit Guarantee Portfolio

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Interest-only	1%	1%	2.72%	3.43%
Alt-A	1	1	3.75	4.13
Original LTV ratio greater than 90%(2)	18	18	0.92	1.04
Lower credit scores at origination (less than 620)	2	2	4.24	4.59

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchased as part of our participation in the MHA Program.
Sellers and Servicers

Sellers
We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The tables below summarize the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume during YTD 2019 or YTD 2018.
Table 14.3 - Seller Concentration

Single-family Sellers(1)	YTD 2019	YTD 2018
JPMorgan Chase Bank, N.A.	16%	5%
Wells Fargo Bank, N.A.	7	12
Other top 10 sellers	33	32
Top 10 single-family sellers	56%	49%

Multifamily Sellers(1)	YTD 2019	YTD 2018
CBRE Capital Markets, Inc.	16%	19%
Berkadia Commercial Mortgage LLC	15	12
Other top 10 sellers	48	47
Top 10 multifamily sellers	79%	78%

(1)	Sellers presented based on those with the highest percentage of purchase volume during YTD 2019.
In recent years, there has been a shift in our single-family purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown in recent years, and we purchase a significant share of our loans from them. Our top five non-depository sellers provided approximately 26% and 22% of our single-family purchase volume during YTD 2019 and YTD 2018, respectively.
Servicers
Significant portions of our single-family and multifamily loans are serviced by several large servicers. The tables below summarize the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family credit guarantee portfolio and our multifamily mortgage portfolio as of September 30, 2019 or December 31, 2018. For purposes of determining the concentration of servicers in the tables below, our multifamily mortgage portfolio excludes loans underlying multifamily securitizations where we are not in first loss position, primarily K Certificates and SB Certificates.

Freddie Mac Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Table 14.4 - Servicer Concentration

Single-family Servicers(2)	September 30, 2019(1)	December 31, 2018(1)
Wells Fargo Bank, N.A.	15%	17%
JPMorgan Chase Bank, N.A.	10	8
Other top 10 servicers	31	31
Top 10 single-family servicers	56%	56%

Multifamily Servicers(2)	September 30, 2019	December 31, 2018
Wells Fargo Bank, N.A.	15%	14%
Berkadia Commercial Mortgage LLC	11	11
CBRE Capital Markets, Inc.	11	14
Other top 10 servicers	40	36
Top 10 multifamily servicers	77%	75%

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

(2)	Servicers presented based on those with the highest percentage of servicing volume as of September 30, 2019.
In recent years, there has been a shift in our single-family servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown in recent years and now service a large share of our loans. As of September 30, 2019 and December 31, 2018, approximately 18% and 16%, respectively, of our single-family credit guarantee portfolio was serviced by our top five non-depository servicers. We actively manage the performance of our largest non-depository servicers. Additionally, as part of our efforts on home ownership retention and loss mitigation, we have been consolidating a portion of our default servicing with Freddie Mac selected specialty servicers.
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
We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 4 for additional information. As of September 30, 2019, mortgage insurers provided coverage with maximum loss limits of $105.2 billion, for $411.0 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance.
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
Table 14.5 - Mortgage Insurer Concentration

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	September 30, 2019	December 31, 2018
Arch Mortgage Insurance Company	A-	22%	24%
Radian Guaranty Inc.	BBB	20	20
Mortgage Guaranty Insurance Corporation	BBB	18	19
Genworth Mortgage Insurance Corporation	BB+	15	14
Essent Guaranty, Inc.	BBB+	15	14
Total		90%	91%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of September 30, 2019. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

(2)	Includes primary mortgage insurance and pool insurance. Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty.

Freddie Mac Form 10-Q	103

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

We received proceeds of $0.1 billion and $0.2 billion during YTD 2019 and YTD 2018, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.1 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of both September 30, 2019 and December 31, 2018. The balance of these receivables, net of associated reserves, was approximately $0.1 billion at both September 30, 2019 and December 31, 2018.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of both September 30, 2019 and December 31, 2018, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We have reserved substantially all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
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
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of September 30, 2019 and December 31, 2018, including amounts related to our consolidated VIEs, the balance in our other investments was $89.6 billion and $63.1 billion, respectively. The balances consist primarily of cash and securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities. As of September 30, 2019, all of our securities purchased under agreements to resell were fully collateralized. As of September 30, 2019 and December 31, 2018, $2.2 billion and $2.5 billion of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty risk of these institutions.

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

	September 30, 2019
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$23,969	$2,150	$—	$26,119
Other agency	—	992	34	—	1,026
Non-agency and other	—	21	1,367	—	1,388
Total available-for-sale securities, at fair value	—	24,982	3,551	—	28,533
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	10,042	2,930	—	12,972
Other agency	—	7,189	5	—	7,194
All other	—	—	1	—	1
Total mortgage-related securities	—	17,231	2,936	—	20,167
Non-mortgage-related securities	21,952	2,330	—	—	24,282
Total trading securities, at fair value	21,952	19,561	2,936	—	44,449
Total investments in securities	21,952	44,543	6,487	—	72,982
Mortgage loans:
Held-for-sale, at fair value	—	21,538	—	—	21,538
Derivative assets, net:
Interest-rate swaps	—	2,504	—	—	2,504
Option-based derivatives	—	5,196	—	—	5,196
Other	—	192	16	—	208
Subtotal, before netting adjustments	—	7,892	16	—	7,908
Netting adjustments(1)	—	—	—	(6,316)	(6,316)
Total derivative assets, net	—	7,892	16	(6,316)	1,592
Other assets:
Guarantee asset, at fair value	—	—	4,225	—	4,225
Non-derivative held-for-sale purchase commitments, at fair value	—	223	—	—	223
All other, at fair value	—	—	142	—	142
Total other assets	—	223	4,367	—	4,590
Total assets carried at fair value on a recurring basis	$21,952	$74,196	$10,870	($6,316)	$100,702
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$4	$733	$—	$737
Other debt, at fair value	—	3,733	130	—	3,863
Derivative liabilities, net:
Interest-rate swaps	—	6,102	—	—	6,102
Option-based derivatives	—	78	—	—	78
Other	—	257	40	—	297
Subtotal, before netting adjustments	—	6,437	40	—	6,477
Netting adjustments(1)	—	—	—	(6,122)	(6,122)
Total derivative liabilities, net	—	6,437	40	(6,122)	355
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	1	—	—	1
All other, at fair value	—	—	2	—	2
Total liabilities carried at fair value on a recurring basis	$—	$10,175	$905	($6,122)	$4,958
Referenced footnote is included after the next table.

Freddie Mac Form 10-Q	106

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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
Table 15.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	3Q 2019
	Balance, July 1, 2019	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2019	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,744	$23	$16	$39	$—	$—	($531)	($102)	$—	$—	$2,150	$1
Other agency	36	—	—	—	—	—	—	(2)	—	—	34	—
Non-agency and other	1,494	26	(10)	16	—	—	(87)	(56)	—	—	1,367	3
Total available-for-sale mortgage-related securities	4,274	49	6	55	—	—	(618)	(160)	—	—	3,551	4
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	3,028	(30)	—	(30)	287	—	(21)	(35)	—	(299)	2,930	(31)
Other agency	5	—	—	—	—	—	—	—	—	—	5	—
All other	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	3,034	(30)	—	(30)	287	—	(21)	(35)	—	(299)	2,936	(31)
Other assets:
Guarantee asset	3,941	15	—	15	—	439	—	(170)	—	—	4,225	15
All other, at fair value	126	12	—	12	24	12	(27)	(5)	—	—	142	(3)
Total other assets	$4,067	$27	$—	$27	$24	$451	($27)	($175)	$—	$—	$4,367	$12

	Balance, July 1, 2019	Realized and unrealized (gains) losses			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2019	Unrealized (gains) losses still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$733	$—	$—	$—	$—	$—	$—	$—	$—	$—	$733	$—
Other debt, at fair value	129	—	—	—	2	—	—	(1)	—	—	130	—
Net derivatives(2)	40	(8)	—	(8)	—	—	—	(8)	—	—	24	(13)
All other, at fair value	—	2	—	2	2	—	(2)	—	—	—	2	—
Referenced footnotes are included after the prior period tables.

Freddie Mac Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2019
	Balance, January 1, 2019	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2019	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$4,097	$13	$115	$128	$202	$—	($1,724)	($290)	$—	($263)	$2,150	$2
Other agency	38	—	1	1	—	—	—	(5)	—	—	34	—
Non-agency and other	1,640	52	25	77	—	—	(174)	(176)	—	—	1,367	12
Total available-for-sale mortgage-related securities	5,775	65	141	206	202	—	(1,898)	(471)	—	(263)	3,551	14
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	3,286	(113)	—	(113)	1,242	—	(730)	95	8	(858)	2,930	(68)
Other agency	7	—	—	—	—	—	(2)	—	—	—	5	(1)
All other	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	3,294	(113)	—	(113)	1,242	—	(732)	95	8	(858)	2,936	(69)
Other assets:
Guarantee asset	3,633	75	—	75	—	1,005	—	(488)	—	—	4,225	75
All other, at fair value	137	(31)	—	(31)	75	29	(59)	(9)	—	—	142	(51)
Total other assets	$3,770	$44	$—	$44	$75	$1,034	($59)	($497)	$—	$—	$4,367	$24

	Balance, January 1, 2019	Realized and unrealized (gains) losses			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2019	Unrealized (gains) losses still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$728	$5	$—	$5	$—	$—	$—	$—	$—	$—	$733	$5
Other debt, at fair value	134	—	—	—	—	2	—	(6)	—	—	130	—
Net derivatives(2)	91	(54)	—	(54)	—	—	—	(13)	—	—	24	(66)
All other, at fair value	—	—	—	—	4	—	(2)	—	—	—	2	(2)
Referenced footnotes are included after the prior period tables.

Freddie Mac Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	3Q 2018
	Balance, July 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2018	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$6,004	($3)	($68)	($71)	$684	$—	($237)	($199)	$—	($91)	$6,090	($4)
Other agency	270	—	—	—	—	—	—	(2)	—	(228)	40	—
Non-agency and other	2,535	383	(66)	317	—	—	(660)	(134)	—	—	2,058	10
Total available-for-sale mortgage-related securities	8,809	380	(134)	246	684	—	(897)	(335)	—	(319)	8,188	6
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	3,711	(140)	—	(140)	623	—	(875)	(31)	—	(108)	3,180	(136)
Other agency	17	(1)	—	(1)	—	—	—	1	—	—	17	(1)
All other	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	3,729	(141)	—	(141)	623	—	(875)	(30)	—	(108)	3,198	(137)
Other assets:
Guarantee asset	3,363	(28)	—	(28)	—	255	—	(147)	—	—	3,443	(28)
All other, at fair value	103	1	—	1	(3)	(11)	—	—	—	—	90	(4)
Total other assets	$3,466	($27)	$—	($27)	($3)	$244	$—	($147)	$—	$—	$3,533	($32)

	Balance, July 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2018	Unrealized gains (losses) still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$629	($1)	$—	($1)	$—	$100	$—	$—	$—	$—	$728	($1)
Other debt, at fair value	135	—	—	—	—	—	—	(1)	—	—	134	—
Net derivatives(2)	42	8	—	8	—	41	—	(4)	—	—	87	3
Referenced footnotes are included after the following table.

Freddie Mac Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2018
	Balance, January 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2018	Unrealized gains (losses) still held(3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$6,751	($13)	($267)	($280)	$684	$—	($293)	($772)	$—	$—	$6,090	($13)
Other agency	46	—	(1)	(1)	—	—	—	(5)	—	—	40	—
Non-agency and other	4,291	876	(538)	338	—	—	(2,160)	(411)	—	—	2,058	31
Total available-for-sale mortgage-related securities	11,088	863	(806)	57	684	—	(2,453)	(1,188)	—	—	8,188	18
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,907	(383)	—	(383)	1,027	—	(863)	(55)	579	(32)	3,180	(362)
Other agency	9	(2)	—	(2)	30	—	(21)	1	—	—	17	(2)
All other	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	2,917	(385)	—	(385)	1,057	—	(884)	(54)	579	(32)	3,198	(364)
Other assets:
Guarantee asset	3,171	(48)	—	(48)	—	745	—	(425)	—	—	3,443	(48)
All other, at fair value	45	31	—	31	38	(24)	—	—	—	—	90	11
Total other assets	$3,216	($17)	$—	($17)	$38	$721	$—	($425)	$—	$—	$3,533	($37)

	Balance, January 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2018	Unrealized gains (losses) still held(3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$630	($2)	$—	($2)	$—	$100	$—	$—	$—	$—	$728	($2)
Other debt, at fair value	137	—	—	—	—	—	—	(3)	—	—	134	—
Net derivatives(2)	57	28	—	28	—	15	—	(13)	—	—	87	15

(1)
Transfers out of Level 3 during 3Q 2019 and YTD 2019 and 3Q 2018 and YTD 2018 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 3Q 2019 and YTD 2019 and 3Q 2018 and YTD 2018 consisted primarily of certain mortgage-related securities due to a decrease in market activity and the availability of relevant price quotes from dealers and third-party pricing services.

(2)
Amounts are the net of derivative assets and liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable.

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at September 30, 2019 and September 30, 2018, respectively. Included in these amounts are other-than temporary impairments recorded on available-for-sale securities.

Freddie Mac Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

The tables below provide valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 15.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	September 30, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Assets
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$2,150	Discounted cash flows	OAS	30 - 261 bps	81 bps
Non-agency and other	979	Median of external sources	External pricing sources	$70.3 - $76.7	$73.5
	388	Other
Trading, at fair value
Mortgage-related securities
Freddie Mac	2,047	Single external source	External pricing sources	$0.0 - $102.4	$36.1
	883	Discounted cash flows	OAS	(831) - 8,095 bps	555 bps
Guarantee asset, at fair value	3,970	Discounted cash flows	OAS	17-186 bps	43 bps
	255	Other
Insignificant Level 3 assets(1)	182
Total level 3 assets	$10,854
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$733	Single External Source	External Pricing Sources	$99.5 - $103.9	$100.4
Insignificant Level 3 liabilities(1)	156
Referenced footnote is included after the next table.

Freddie Mac Form 10-Q	112

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2018
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Assets
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$2,838	Discounted cash flows	OAS	30 - 325 bps	81 bps
	1,259	Single external source	External pricing sources	$96.1 - $104.1	$102.3
Non-agency and other	1,403	Median of external sources	External pricing sources	$64.3 - $71.1	$67.3
	237	Single external source	External pricing sources	$93.1 - $110.7	$100.7
Trading, at fair value
Mortgage-related securities
Freddie Mac	1,587	Single external source	External pricing sources	$0.0 - $99.2	$56.6
	1,178	Discounted cash flows	OAS	(21,945) - 6,639 bps	90 bps
	521	Other
Guarantee asset, at fair value	3,391	Discounted cash flows	OAS	17-198 bps	49 bps
	242	Other
Insignificant Level 3 assets(1)	184
Total level 3 assets	$12,840
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$728	Single External Source	External Pricing Sources	$97.4 - $101.1	$99.6
Insignificant Level 3 liabilities(1)	226

(1)	Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

Freddie Mac Form 10-Q	113

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 15.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	September 30, 2019				December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$429	$3,301	$3,730	$—	$24	$7,519	$7,543

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
Table 15.5 - Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	September 30, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$3,301
		Internal model	Historical sales proceeds	$3,110 - $671,825	$185,551
		Internal model	Housing sales index	45 - 352 bps	113 bps
		Median of external sources	External pricing sources	$30.4 - $95.0	$85.1

	December 31, 2018
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$7,519
		Internal model	Historical sales proceeds	$3,000 - $750,500	$177,725
		Internal model	Housing sales index	44 - 480 bps	108 bps
		Median of external sources	External pricing sources	$36.2 - $94.6	$82.5

Freddie Mac Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
Table 15.6 - Fair Value of Financial Instruments

		September 30, 2019
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$8,708	$8,693	$15	$—	$—	$8,708
Securities purchased under agreements to resell	Amortized cost	51,187	—	51,187	—	—	51,187
Investments in securities:
Available-for-sale, at fair value	FV - OCI	28,533	—	24,982	3,551	—	28,533
Trading, at fair value	FV - NI	44,449	21,952	19,561	2,936	—	44,449
Total investments in securities		72,982	21,952	44,543	6,487	—	72,982
Mortgage loans:
Loans held by consolidated trusts		1,905,633	—	1,714,292	223,324	—	1,937,616
Loans held by Freddie Mac		91,857	—	46,636	48,517	—	95,153
Total mortgage loans	Various(3)	1,997,490	—	1,760,928	271,841	—	2,032,769
Derivative assets, net	FV - NI	1,592	—	7,892	16	(6,316)	1,592
Guarantee asset	FV - NI	4,225	—	—	4,233	—	4,233
Non-derivative purchase commitments, at fair value	FV - NI	223	—	229	1	—	230
Secured lending and other	Amortized cost	5,439	—	1,728	2,745	—	4,473
Total financial assets		$2,141,846	$30,645	$1,866,522	$285,323	($6,316)	$2,176,174
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties		$1,869,308	$—	$1,898,887	$2,068	$—	$1,900,955
Other debt		279,951	—	281,229	3,757	—	284,986
Total debt, net	Various(4)	2,149,259	—	2,180,116	5,825	—	2,185,941
Derivative liabilities, net	FV - NI	355	—	6,437	40	(6,122)	355
Guarantee obligation	Amortized cost	4,055	—	—	4,416	—	4,416
Non-derivative purchase commitments, at fair value	FV - NI	1	—	1	12	—	13
Total financial liabilities		$2,153,670	$—	$2,186,554	$10,293	($6,122)	$2,190,725

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

(3)	As of September 30, 2019, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $2.0 trillion, $19.6 billion, and $21.5 billion, respectively.

(4)	As of September 30, 2019, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.1 trillion and $4.6 billion, respectively.

Freddie Mac Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

		December 31, 2018
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$7,273	$7,273	$—	$—	$—	$7,273
Securities purchased under agreements to resell	Amortized cost	34,771	—	34,771	—	—	34,771
Investments in securities:
Available-for-sale, at fair value	FV - OCI	33,563	—	27,788	5,775	—	33,563
Trading, at fair value	FV - NI	35,548	15,885	16,369	3,294	—	35,548
Total investments in securities		69,111	15,885	44,157	9,069	—	69,111
Mortgage loans:
Loans held by consolidated trusts		1,842,850	—	1,605,874	209,542	—	1,815,416
Loans held by Freddie Mac		84,128	—	33,946	52,212	—	86,158
Total mortgage loans	Various(3)	1,926,978	—	1,639,820	261,754	—	1,901,574
Derivative assets, net	FV - NI	335	—	6,417	1	(6,083)	335
Guarantee asset	FV - NI	3,633	—	—	3,642	—	3,642
Non-derivative purchase commitments, at fair value	FV - NI	159	—	159	2	—	161
Secured lending and other	Amortized cost	1,805	—	195	873	—	1,068
Total financial assets		$2,044,065	$23,158	$1,725,519	$275,341	($6,083)	$2,017,935
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties		$1,792,677	$—	$1,759,911	$2,698	$—	$1,762,609
Other debt		252,273	—	251,543	3,629	—	255,172
Total debt, net	Various(4)	2,044,950	—	2,011,454	6,327	—	2,017,781
Derivative liabilities, net	FV - NI	583	—	4,336	92	(3,845)	583
Guarantee obligation	Amortized cost	3,561	—	—	4,146	—	4,146
Non-derivative purchase commitments, at fair value	FV - NI	17	—	17	11	—	28
Total financial liabilities		$2,049,111	$—	$2,015,807	$10,576	($3,845)	$2,022,538

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

(3)	As of December 31, 2018, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $1.9 trillion, $18.5 billion, and $23.1 billion, respectively.

(4)	As of December 31, 2018, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.0 trillion and $5.1 billion, respectively.
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and long-term debt.
The table below presents the fair value and UPB related to certain loans and long-term debt for which we have elected the fair value option. This table does not include interest-only securities related to debt securities of consolidated trusts and other debt held by third parties with a fair value of $61 million and $26 million and multifamily held-for-sale loan purchase commitments with a fair value of $222 million and $142 million, as of September 30, 2019 and December 31, 2018, respectively.

Freddie Mac Form 10-Q	116

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Table 15.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected

	September 30, 2019			December 31, 2018
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities Of Consolidated Trusts Held By Third Parties	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities Of Consolidated Trusts Held By Third Parties
Fair value	$21,538	$3,806	$733	$23,106	$4,357	$728
UPB	20,152	3,538	730	22,693	3,998	730
Difference	$1,386	$268	$3	$413	$359	($2)

Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in non-interest income (loss) in our condensed consolidated statements of comprehensive income, related to items for which we have elected the fair value option.
Table 15.8 - Changes in Fair Value Under the Fair Value Option Election

	3Q 2019	3Q 2018	YTD 2019	YTD 2018
(In millions)	Gains (Losses)		Gains (Losses)
Multifamily held-for-sale loans	$398	($285)	$1,216	($797)
Multifamily held-for-sale loan purchase commitments	641	267	1,644	564
Other debt - long term	49	10	116	38
Debt securities of consolidated trusts held by third parties	(1)	2	(6)	4

Changes in fair value attributable to instrument-specific credit risk were not material for 3Q 2019 and YTD 2019 and for 3Q 2018 and YTD 2018 for any assets or liabilities for which we elected the fair value option.

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

Freddie Mac Form 10-Q	120

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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
Table 17.1 - Net Worth and Minimum Capital

(In millions)	September 30, 2019	December 31, 2018
GAAP net worth (deficit)	$6,674	$4,477
Core capital (deficit)(1)(2)	(66,556)	(68,036)
Less: Minimum capital requirement(1)	18,817	17,553
Minimum capital surplus (deficit)(1)	($85,373)	($85,589)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

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

NOTE 18
Selected Financial Statement Line Items
The table below presents the significant components of other income (loss) on our condensed consolidated statements of comprehensive income (loss).
Table 18.1 - Significant Components of Other Income (Loss)

(In millions)	3Q 2019	3Q 2018	YTD 2019	YTD 2018
Other income (loss):
Income on guarantee obligation	$206	$176	$593	$524
All other	(60)	(97)	(204)	124
Total other income (loss)	$146	$79	$389	$648

The table below presents the significant components of other assets and other liabilities on our condensed consolidated balance sheets.
Table 18.2 - Significant Components of Other Assets and Other Liabilities

(In millions)	September 30, 2019	December 31, 2018
Other assets:
Real estate owned, net	$607	$769
Accounts and other receivables(1)	12,816	2,447
Guarantee asset	4,225	3,633
Secured lending and other	5,439	1,805
All other	2,626	2,322
Total other assets	$25,713	$10,976
Other liabilities:
Guarantee obligation	$4,055	$3,561
All other	3,215	2,837
Total other liabilities	$7,270	$6,398

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac Form 10-Q	123

Other Information

Other Information
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 16 in this Form 10-Q and our 2018 Annual Report.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. For information on these lawsuits, see the Legal Proceedings section in our 2018 Annual Report. One such case, filed in the U.S. District Court for the Southern District of Texas, was appealed to the U.S. Court of Appeals for the Fifth Circuit. On September 6, 2019, the Fifth Circuit, en banc, held that the plaintiffs plausibly alleged that FHFA exceeded its conservator powers by transferring Freddie Mac's future value (i.e., profits via the net worth sweep) to a single shareholder, Treasury, and remanded that cause of action to the District Court. The Fifth Circuit also held that the "for cause" removal provision for the director of FHFA was unconstitutional, and that the provision should be struck from the statute. On September 25, 2019, the plaintiffs filed a petition for writ of certiorari to the U.S. Supreme Court seeking review of the Fifth Circuit’s decision. On October 25, 2019, the defendants also filed a petition for writ of certiorari seeking review of the Fifth Circuit's decision. Freddie Mac is not a party to any of these lawsuits.
RISK FACTORS
This Form 10-Q should be read together with the Risk Factors section in our 2018 Annual Report and in our Form 10-Q for the quarter ended June 30, 2019, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
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

Freddie Mac Form 10-Q	124

Other Information

may be important to investors, in each case as applicable, on the websites for our business segments, which can be found at www.freddiemac.com/singlefamily, mf.freddiemac.com, and www.freddiemac.com/capital-markets.
OTHER INFORMATION
Executive Management Compensation Program For 2020
As discussed in our Current Report on Form 8-K filed on August 27, 2019, FHFA, acting as Conservator, directed Freddie Mac to make specified changes to our executive compensation program for so long as we are in conservatorship, including increasing the mandatory deferral period for at-risk deferred salary for named executive officers, other than our Chief Executive Officer, from one year to two years and limiting base salaries for all employees, including named executive officers, to $600,000. Our Chief Executive Officer does not receive deferred salary, and therefore his compensation was not affected by this change. We have revised our executive management compensation program accordingly.
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
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 3Q 2019
We evaluated the changes in our internal control over financial reporting that occurred during 3Q 2019 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of September 30, 2019 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 3Q 2019 have been prepared in conformity with GAAP.

Freddie Mac Form 10-Q	127

Exhibit Index

Exhibit Index

Exhibit	Description*

4.1
Third Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 30, 2019

10.1
Letter Agreement dated September 27, 2019 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation,acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2019)

10.2	2020 Executive Management Compensation Program†

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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
Date: October 30, 2019

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: October 30, 2019

Freddie Mac Form 10-Q	129

Form 10-Q Index

Form 10-Q Index

Freddie Mac Form 10-Q	130