Form 10-K
period 2019-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2020-02-13
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) was $1.7 billion.
As of January 31, 2020, there were 650,059,033 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

FREDDIE MAC | 2019 Form 10-K	1

Table of Contents

FREDDIE MAC | 2019 Form 10-K	i

Table of Contents	MD&A Table Index

MD&A TABLE INDEX

FREDDIE MAC | 2019 Form 10-K	ii

Table of Contents	MD&A Table Index

FREDDIE MAC | 2019 Form 10-K	iii

Introduction	About Freddie Mac

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
Throughout this Form 10-K, we use certain acronyms and terms that are defined in the Glossary. In addition, throughout this Form 10-K, we refer to the three months ended December 31, 2020, the three months ended December 31, 2019, the three months ended September 30, 2019, the three months ended June 30, 2019, the three months ended March 31, 2019, the three months ended December 31, 2018, the three months ended September 30, 2018, the three months ended June 30, 2018, the three months ended March 31, 2018, and the three months ended December 31, 2017 as "4Q 2020," "4Q 2019," "3Q 2019," "2Q 2019," "1Q 2019," "4Q 2018," "3Q 2018," "2Q 2018," "1Q 2018," and "4Q 2017," respectively.
ABOUT FREDDIE MAC
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We do this primarily by purchasing residential mortgage loans originated by lenders. In most instances, we package these loans into guaranteed mortgage-related securities, which are sold in the global capital markets and transfer interest-rate and liquidity risks to third-party investors. In addition, we transfer mortgage credit risk exposure to third-party investors through our credit risk transfer programs, which include securities- and insurance-based offerings. We also invest in mortgage loans and mortgage-related securities. We do not originate loans or lend money directly to mortgage borrowers.
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
Business Results
Consolidated Financial Results

Net Revenues, Net Income, and Comprehensive Income

Total Equity as of December 31,

FREDDIE MAC | 2019 Form 10-K	1

Introduction	About Freddie Mac

Key Drivers:

■	2019 vs. 2018

●
Comprehensive income was $7.8 billion for 2019, driven by strong business performance in a declining interest rate environment. The decline of $0.8 billion, or 10%, from 2018, was primarily due to higher costs related to transferring credit risk and investments to improve the efficiency of our business operations.

●
Net revenues declined $1.5 billion compared to 2018, primarily due to lower investment gains (losses), net, partially offset by higher contractual net interest income on the single-family guarantee portfolio and higher income on the multifamily guarantee portfolio. The decline in net revenues was also partially offset by a $1.2 billion increase in other comprehensive income.

●	Total equity was $9.1 billion as of December 31, 2019, up from $4.5 billion as of December 31, 2018, as a result of our ability to retain earnings pursuant to the September 2019 Letter Agreement.

●	We expect to recognize a decrease to retained earnings of $0.2 billion upon our adoption of CECL on January 1, 2020. See Note 1 for additional information about our adoption of CECL.

■	2018 vs. 2017

●
Comprehensive income was $8.6 billion for 2018, an increase of 55% compared to comprehensive income of $5.6 billion for 2017. The increase in comprehensive income primarily reflects two significant items in 2017: a non-cash charge of $5.4 billion due to the enactment of tax reform legislation and a $4.5 billion, or $2.9 billion after-tax, benefit from a litigation settlement related to non-agency mortgage-related securities in which we no longer invest.

●
Total equity was $4.5 billion as of December 31, 2018, compared to ($0.3) billion as of December 31, 2017. The increase primarily reflects our ability to retain earnings pursuant to the December 2017 Letter Agreement.

Housing Market Support

Housing Market Support

We support the U.S. housing market by executing our Charter Mission to ensure credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $558 billion in liquidity to the mortgage market in 2019, which enabled the financing of 2.6 million home purchases, refinancings, or rental units.

FREDDIE MAC | 2019 Form 10-K	2

Introduction	About Freddie Mac

Portfolio Balances

Guarantee Portfolio as of December 31,

Investments Portfolio as of December 31,

■
The total guarantee portfolio grew $132 billion, or 6%, in 2019, driven by a 5% increase in our single-family credit guarantee portfolio and a 14% increase in our multifamily guarantee portfolio. The total guarantee portfolio grew $101 billion, or 5%, in 2018, driven by a 4% increase in our single-family credit guarantee portfolio and a 17% increase in our multifamily guarantee portfolio.

●
The growth in our single-family credit guarantee portfolio outpaced increases in U.S. single-family mortgage debt outstanding of 2% in 2019 and 3% in 2018. Continued home price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.

●
The growth in our multifamily guarantee portfolio also outpaced increases in U.S. multifamily mortgage debt outstanding of 6% in 2019 and 9% in 2018, primarily driven by strong loan purchase and securitization activity, attributable to healthy multifamily market fundamentals and strong demand for multifamily loan products.

■
Our total investments portfolio increased $35 billion, or 12%, in 2019 primarily due to an increase in our other investments portfolio driven by higher loan prepayments, higher near-term cash needs for upcoming debt maturities and anticipated calls of other debt, and a higher expected loan purchase forecast. Our total investments portfolio decreased $62 billion, or 18%, in 2018, primarily due to a reduction in the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA. In February 2019, FHFA directed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times.

FREDDIE MAC | 2019 Form 10-K	3

Introduction	About Freddie Mac

Credit Risk Transfer

Single-Family Credit Guarantee Portfolio with Credit Enhancement as of December 31,

Multifamily Mortgage Portfolio with Credit Enhancement as of December 31,
In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we have developed innovative CRT programs that distribute mortgage credit risk to third-party investors and have transformed our business model from one where we buy and hold credit risk to one where we buy and transfer a portion of such credit risk. Our programmatic offerings regularly transfer a portion of the credit risk primarily on recently acquired loans, with the percentage of our single-family credit guarantee portfolio and the percentage of our multifamily mortgage portfolio covered by credit enhancements increasing to 56% and 89%, respectively, as of December 31, 2019.
See MD&A - Our Business Segments - Single-Family Guarantee - Products and Activities and MD&A - Our Business Segments - Multifamily - Products and Activities for additional information on our credit enhancements.
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
Release 2 added to the functionality of the CSP by, among other things, enabling commingling of Freddie Mac and Fannie Mae UMBS and other TBA-eligible mortgage securities in resecuritization transactions. SIFMA also revised its good-delivery guidelines to permit UMBS TBA contracts to be settled by delivery of UMBS issued by either Freddie Mac or Fannie Mae.
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
In January 2020, FHFA directed Freddie Mac and Fannie Mae to amend the limited liability company (LLC) agreement for CSS to change the structure of the CSS Board of Managers (CSS Board). The revised LLC agreement also removed the requirement that any CSS Board decision must be approved by at least one of the CSS Board members appointed by Freddie Mac and one appointed by Fannie Mae. These amendments reduce Freddie Mac’s and Fannie Mae’s ability to control CSS Board decisions, even after conservatorship, including decisions about strategy, business operations, and funding.

FREDDIE MAC | 2019 Form 10-K	4

Introduction	About Freddie Mac

Under the revised CSS LLC agreement, the CSS Board will continue to include two Freddie Mac representatives and two Fannie Mae representatives, and it will also include two new members: the Chief Executive Officer of CSS and an independent, non-Executive Chair. During conservatorship, the CSS Board Chair will be designated by FHFA, and all CSS Board decisions will require the affirmative vote of the Board Chair. During conservatorship, FHFA also may appoint up to three additional independent members to the CSS Board, who along with the Board Chair and the Chief Executive Officer of CSS may continue to serve on the CSS Board after conservatorship. FHFA appointed a new CSS Board member to serve as Chair in January 2020. If FHFA appoints three additional CSS Board members, the CSS Board members we and Fannie Mae appoint could be outvoted by non-GSE designated Board members on any matter during conservatorship and on a number of significant matters, including approval of the annual budget and strategic plan for CSS, if either we or Fannie Mae exits from conservatorship. Certain material post-conservatorship decisions, however, would require the approval of at least one Board member designated by us and one designated by Fannie Mae, including those decisions involving a material change in CSS’s functionality, such as the addition of a new business line or reduction in CSS’s support of the UMBS, capital contributions beyond those necessary to support CSS’s ordinary business operations, appointment or removal of the CSS Chief Executive Officer, and admission of new members.
We are still evaluating how these changes to the CSS governance structure will affect Freddie Mac, and it is possible that FHFA may require us to make additional changes to the CSS LLC agreement, or may otherwise impose restrictions or provisions relating to CSS or the UMBS, that may adversely affect us. For additional information on CSS-related risks, see Risk Factors - Conservatorship and Related Matters - FHFA, as our Conservator, controls our business activities. We may be required to take actions that reduce our profitability, are difficult to implement, or expose us to additional risk.
Implementation of Release 2 of the CSP and the Single Security Initiative represents a significant change for the single-family mortgage market and for our business. For additional information, see MD&A - Our Business Segments - Single-Family Guarantee and Risk Factors in this Form 10-K.
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
Our Purchase Agreement with Treasury and the terms of the senior preferred stock we issued to Treasury affect our business activities and are critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities.
Under the Purchase Agreement, we issued Treasury both senior preferred stock and a warrant to purchase common stock. The senior preferred stock and warrant were issued as an initial commitment fee in consideration of Treasury's commitment to provide funding to us under the Purchase Agreement. Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as, and if declared by the Conservator, acting as successor to the rights, titles, powers, and privileges of our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator.
Under the August 2012 amendment to the Purchase Agreement, our cash dividend requirement each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. Pursuant to the September 2019 Letter Agreement, the applicable Capital Reserve Amount is $20.0 billion. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero. This would not affect our ability to draw funds from Treasury under the Purchase Agreement.
The September 2019 Letter Agreement also provides that the liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, beginning on September 30, 2019, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter, until the liquidation preference has increased by $17.0 billion. See Note 2 for more information about our Purchase Agreement with Treasury.
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

FREDDIE MAC | 2019 Form 10-K	5

Introduction	About Freddie Mac

Draw Requests From and Dividend Payments To Treasury

At December 31, 2019, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. In addition, as a result of the increase in the applicable Capital Reserve Amount pursuant to the September 2019 Letter Agreement, we did not declare or pay a dividend to Treasury on the senior preferred stock during the three months ended September 30, 2019 and December 31, 2019. The amount of available funding remaining under the Purchase Agreement was $140.2 billion at December 31, 2019, and will be reduced by any future draws.
The graph below shows our cumulative draw requests from Treasury and cumulative dividend payments to Treasury. The Treasury draw request amounts reflect the total draws requested based on our quarterly net deficits for the periods presented. Draw requests are funded in the quarter subsequent to any net deficit. The dividend payment amounts reflect the total dividend payments made to Treasury as required by the Purchase Agreement for the periods presented. Dividend payments are based on the prior quarter's Net Worth Amount. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock. For more information on the conservatorship and government support for our business, see MD&A - Conservatorship and Related Matters and Note 2.

Draw Requests From and Dividend Payments To Treasury

FREDDIE MAC | 2019 Form 10-K	6

Introduction	Our Business

OUR BUSINESS
Primary Business Strategies
Freddie Mac's overall strategic direction is established by management and affirmed by the Board through its approval of a strategic plan, which sets forth our primary business strategies and generally covers a three-year timeframe. FHFA, the Administration, or Congress could take actions that cause us to alter our strategic plan.
Charter Mission

We are a GSE with a specific and limited corporate purpose (i.e., Charter Mission) to support the liquidity, stability, and affordability of the U.S. housing market as a participant in the secondary mortgage market, while operating as a commercial enterprise earning an appropriate return. Everything we do must be done within the constraints of our Charter Mission.
Our Strategic Goals

Our primary business strategies are currently focused on three strategic goals: exit conservatorship, create a world class operating platform, and become the leader in housing.
Exit Conservatorship
We seek to exit from conservatorship with an attractive, sustainable business model. We are focused on meeting or exceeding milestones set by FHFA and Treasury, including those relating to capital, remediation of deficiencies, and risk management, as well as our own internal metrics designed to facilitate our exit from conservatorship.
Create a World-Class Operating Platform
We seek to create and operate a modern, resilient, flexible, and efficient platform that allows us to better assess and manage risk, while also enabling us to best meet the needs and demands of our company, customers, business partners, and the market in a safe, sound, and efficient manner by focusing on activities such as:

■	Enhancing our capability to effectively manage risk and capital through our underwriting, purchase, servicing, and credit risk distribution activities;

■	Increasing the resiliency of our infrastructure and operations; and

■	Reducing costs for us and our customers in order to pass through savings to borrowers and renters.
Become the Leader in Housing
We seek to emerge from conservatorship as the nation's leader in housing by continuing to provide leadership through innovation and collaboration to enhance liquidity, stability, and affordability. We seek to help the housing industry better serve the needs of homebuyers and renters, particularly in the context of the current affordability challenges, including from fundamental problems related to housing supply. We intend to do so by identifying and implementing new and innovative ways to expand fair and responsible access to credit, including achieving the single-family and multifamily housing goals and Duty to Serve plan, continuing to create innovative CRT structures that attract new and varied investors and additional private capital to the housing market, and engaging in activities to support the UMBS.
For further information on our goals and detailed strategies for each of our business segments, see MD&A — Our Business Segments.

FREDDIE MAC | 2019 Form 10-K	7

Introduction	Our Business

Our Charter

Our Charter forms the framework for our business activities. Our Charter Mission is to:

■	Provide stability in the secondary mortgage market for residential loans;

■	Respond appropriately to the private capital market;

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
This Charter requirement does not apply to multifamily loans or to loans that have the benefit of any guarantee, insurance, or other obligation by the United States or any of its agencies or instrumentalities (e.g., the FHA, VA, or USDA Rural Development). Additionally, as part of our Enhanced Relief RefinanceSM program, we purchase single-family refinanced loans we currently own or guarantee without obtaining additional credit enhancement in excess of that already in place for any such loan, even when the LTV ratio of the new loan is above 80%.
Our Charter does not permit us to originate loans or lend money directly to mortgage borrowers in the primary mortgage market. Our Charter limits our purchase of single-family loans to the conforming loan market, which consists of loans originated with UPBs at or below limits determined annually based on changes in FHFA's housing price index. In most of the United States, the maximum conforming loan limit for a one-family residence has been set at $510,400 for 2020, an increase from $484,350 for 2019, $453,100 for 2018, $424,100 for 2017, and $417,000 from 2006 to 2016. Higher limits have been established in certain "high-cost" areas (for 2020, up to $765,600 for a one-family residence). Higher limits also apply to two- to four-family residences and to one- to four-family residences in Alaska, Guam, Hawaii, and the U.S. Virgin Islands.
Business Segments

We have three reportable segments: Single-family Guarantee, Multifamily, and Capital Markets. Certain activities that are not part of a reportable segment are included in the All Other category. For more information on our segments, see MD&A - Our Business Segments and Note 13.
Employees

At January 31, 2020, we had 6,871 full-time and 41 part-time employees. In 4Q 2019, we offered a Voluntary Early Retirement Program (VERP) to employees meeting certain age and service requirements. As of January 31, 2020, 700 employees had accepted the VERP, with a separation date of March 31, 2020 generally expected.
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

FREDDIE MAC | 2019 Form 10-K	8

Introduction	Our Business

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

FREDDIE MAC | 2019 Form 10-K	9

Introduction	Forward-Looking Statements

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

■	The effect of the restrictions on our business due to the conservatorship and the Purchase Agreement;

■
Changes in our Charter or in applicable legislative or regulatory requirements (including changes pursuant to the Treasury Housing Reform Plan or pursuant to any legislation affecting the future status of our company);

■	Changes in the fiscal and monetary policies of the Federal Reserve, including the balance sheet normalization program to reduce the Federal Reserve's holdings of mortgage-related securities;

■	Changes in tax laws;

■	Changes in accounting policies, practices, or guidance (e.g., our adoption of CECL);

■	Changes in economic and market conditions, including changes in employment rates, interest rates, spreads, and home prices;

■	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase and fixed-rate vs. ARM);

■	The success of our efforts to mitigate our losses on our legacy and relief refinance single-family loan portfolio;

■	The success of our strategy to transfer mortgage credit risk through STACR debt note, STACR Trust note, ACIS ®, K Certificate, SB Certificate, and other CRT transactions;

■	Our ability to maintain adequate liquidity to fund our operations;

■	Our ability to maintain the security and resiliency of our operational systems and infrastructure, including against cyberattacks;

■	Our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

■	The adequacy of our risk management framework, including the adequacy of the CCF for measuring risk;

■	Our ability to manage mortgage credit risk, including the effect of changes in underwriting and servicing practices;

■
Our ability to limit or manage our economic exposure and GAAP earnings exposure to interest-rate volatility and spread volatility, including the availability of derivative financial instruments needed for interest-rate risk management purposes;

■	Our operational ability to issue new securities, make timely and correct payments on securities, and provide initial and ongoing disclosures;

■
Our reliance on CSS and the CSP for the operation of the majority of our single-family securitization activities, our reduced influence over CSS Board decisions as a result of recent FHFA-required changes to the CSS LLC agreement, and any additional changes FHFA may require in our relationship with, or support of, CSS;

■	Changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

■	Changes in investor demand for our debt or mortgage-related securities, as well as market acceptance of the UMBS;

■	Changes in the practices of loan originators, servicers, investors, and other participants in the secondary mortgage market;

■	The discontinuance of or transition from LIBOR and the adverse consequences it could have on our business and operations;

■	The occurrence of a major natural or other disaster in areas in which our offices or significant portions of our total mortgage portfolio are located; and
■ Other factors and assumptions described in this Form 10-K, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-K, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-K.

FREDDIE MAC | 2019 Form 10-K	10

Selected Financial Data

Selected Financial Data
The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and accompanying notes.
Table 1 - Selected Financial Data

	As of or For the Year Ended December 31,
(Dollars in millions, except share-related amounts)	2019	2018	2017	2016	2015

Statements of Comprehensive Income Data
Net interest income	$11,848	$12,021	$14,164	$14,379	$14,946
Non-interest income (loss)	2,230	3,549	6,893	454	(3,731)
Benefit (provision) for credit losses	746	736	84	803	2,665
Non-interest expense	(5,775)	(4,832)	(4,307)	(3,997)	(4,606)
Income tax (expense) benefit	(1,835)	(2,239)	(11,209)	(3,824)	(2,898)
Net income	7,214	9,235	5,625	7,815	6,376
Comprehensive income	7,787	8,622	5,558	7,118	5,799
Net income (loss) attributable to common stockholders	(573)	3,612	(3,244)	97	(23)
Net income (loss) per common share - basic and diluted	(0.18)	1.12	(1.00)	0.03	(0.01)
Cash dividends per common share	—	—	—	—	—

Balance Sheets Data
Loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)	$1,940,523	$1,842,850	$1,774,286	$1,690,218	$1,625,184
Total assets	2,203,623	2,063,060	2,049,776	2,023,376	1,985,892
Debt securities of consolidated trusts held by third parties	1,898,355	1,792,677	1,720,996	1,648,683	1,556,121
Other debt	281,173	252,273	313,634	353,321	414,148
All other liabilities	14,973	13,633	15,458	16,297	12,683
Total stockholders' equity	9,122	4,477	(312)	5,075	2,940

Portfolio Balances - UPB
Total guarantee portfolio	$2,265,301	$2,133,510	$2,031,955	$1,912,717	$1,821,896
Mortgage-related investments portfolio	212,673	218,080	253,455	298,426	346,911
Other investments portfolio	103,421	62,917	89,955	95,041	100,913
TDRs on accrual status	32,262	41,914	51,720	77,399	82,347
Non-accrual	11,197	11,217	17,817	16,272	22,649

Ratios
Return on average assets	0.3%	0.4%	0.3%	0.4%	0.3%
Allowance for loan losses as percentage of loans, held-for-investment	0.2	0.3	0.5	0.7	0.9

FREDDIE MAC | 2019 Form 10-K	11

Management's Discussion and Analysis	Market Conditions and Economic Indicators

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

■
Changes in the 10-year and 2-year LIBOR interest rates can significantly affect the fair value of our debt, derivatives, mortgage loans, and mortgage and non-mortgage-related securities. In addition, the GAAP accounting treatment for our financial assets and liabilities, including derivatives, (i.e., some are measured at amortized cost, while others are measured at fair value) creates variability in our GAAP earnings when interest rates change. We have elected hedge accounting for certain assets and liabilities in an effort to reduce GAAP earnings variability.

■	Changes in the 3-month LIBOR rate affect the interest earned on our short-term investments and interest expense on our short-term funding and derivatives.

■
Long-term rates continued to decline throughout most of 2019, resulting in an inverted yield curve, before trending up near year end as a result of the Federal Reserve's decision to cut rates in the second half of the year.

Unemployment Rate and Monthly Net New Jobs

Source: U.S. Bureau of Labor Statistics.

■	Changes in the national unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.

■	Continued job growth, a declining unemployment rate, and generally favorable economic conditions supported strong credit performance.

FREDDIE MAC | 2019 Form 10-K	12

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Single-Family Housing and Mortgage Market Conditions

Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.

U.S. Single-Family Mortgage Originations
Source: Inside Mortgage Finance.

■
In 2020, we expect modest growth in U.S. single-family home purchase volume, while steady mortgage interest rates are expected to result in a lower refinance volume. Freddie Mac's single-family loan purchase volumes typically follow a similar trend.

■
Changes in home prices affect the amount of equity that borrowers have in their homes. Borrowers with less equity typically have higher delinquency rates. As home prices decline, the severity of losses we incur on defaulted loans that we hold or guarantee increases because the amount we can recover from the property securing the loan decreases.

■	Single-family home prices grew 3.8% in 2019 compared to 5.1% during 2018. We expect home price growth will continue in 2020, although at a slower pace than in 2019, due to increased supply.

■	U.S. single-family loan origination volumes increased in 2019 compared to 2018, driven by higher refinance volume as a result of lower average mortgage interest rates.

FREDDIE MAC | 2019 Form 10-K	13

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Multifamily Housing and Mortgage Market Conditions

Source: Reis.
Apartment Completions and Net Absorption
Source: Reis.

■	Completions slightly outpaced net absorption in 2019, but vacancy rates remained relatively flat and below the long-term average of 5.4% from 2000 to 2019.

■
Effective rent growth (i.e., the average rent paid by the tenant over the term of the lease, adjusted for concessions by the landlord and costs borne by the tenant) declined from prior years, but was higher than the long-term average of 3.1% from 2000 to 2019.

■	Multifamily property prices continued to grow, with 9.6% annualized growth in 2019, indicating a healthy multifamily market.

■
Apartment completions are an indication of the supply of rental housing. Net absorption, which is a measurement of the rate at which available apartments are occupied, is an indication of demand for rental housing.

■	Demand growth was in line with supply growth, as completions slightly outpaced net absorption.

■	Although we expect continued strong demand, construction of multifamily units remains elevated and could outpace absorptions in 2020.

FREDDIE MAC | 2019 Form 10-K	14

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Mortgage Debt Outstanding

Single-Family Mortgage Debt Outstanding as of December 31,
Source: Federal Reserve Financial Accounts of the United States of America. For 2019, the amount is as of September 30, 2019 (latest available information).

Multifamily Mortgage Debt Outstanding as of December 31, Source: Federal Reserve Financial Accounts of the United States of America. For 2019, the amount is as of September 30, 2019 (latest available information).

■
U.S. single-family mortgage debt outstanding increased in 2019 compared to 2018, primarily driven by house price appreciation. An increase in U.S. single-family mortgage debt outstanding typically results in growth of our single-family credit guarantee portfolio.

■
During 2019, the multifamily mortgage market grew because of continued strong demand for multifamily loan products due to solid multifamily market fundamentals. Multifamily market fundamentals were primarily driven by a healthy job market, population growth, high propensity to rent among young adults, and rising single-family home prices. We expect continued growth in the multifamily mortgage market during 2020 due to these same drivers.

■
While the multifamily mortgage market grew, our share of multifamily mortgage debt outstanding remained flat during 2019 due to ongoing competition from other market participants, which we expect to continue. Growth was also limited due to a revised loan purchase cap structure for the multifamily business announced by FHFA in 3Q 2019. The loan purchase cap will be $100.0 billion for the five-quarter period from 4Q 2019 through 4Q 2020 and applies to all multifamily business activity, with no exclusions. At least 37.5% of new multifamily business must be mission-driven, affordable housing over the same five-quarter period.

FREDDIE MAC | 2019 Form 10-K	15

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Delinquency Rates

Source: National Delinquency Survey from the Mortgage Bankers Association. For 2019, the rates (excluding Freddie Mac) are as of September 30, 2019 (latest available information).
Source: Freddie Mac, FDIC Quarterly Banking Profile, Trepp, LLC, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs), American Council of Life Insurers (ACLI). For 2019, the amounts for FDIC insured institutions and ACLI investment bulletin are as of September 30, 2019 and the amount for the Multifamily CMBS market is as of December 31, 2019 (latest available information).

■
The U.S. single-family serious delinquency rate decreased in 2019 compared to 2018 due to macroeconomic factors such as a low unemployment rate and continued home price appreciation. Our single-family serious delinquency rate typically follows a similar trend. See Risk Management - Single-Family Mortgage Credit Risk - Monitoring Loan Performance and Characteristics - Delinquency Rates for additional information on our serious delinquency rate.

■
Our multifamily delinquency rates during 2019 remained low compared to other industry participants, ending the year at 8 basis points, primarily due to our prior-approval underwriting approach and strong multifamily market fundamentals. See Risk Management - Multifamily Mortgage Credit Risk - Managing Our Portfolio, Including Loss Mitigation Activities for additional information on our delinquency rates.

FREDDIE MAC | 2019 Form 10-K	16

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our consolidated financial statements and accompanying notes.
We have two primary sources of revenue:

■	Net interest income - primarily consists of the guarantee fees from our single-family credit guarantee portfolio and the net interest income from our investments portfolio.

■	Guarantee fee income - primarily consists of the guarantee fees from our multifamily guarantee portfolio.
We also earn revenue from (a) realized and unrealized gains (losses) on mortgage loans and investment securities and the debt and derivatives we use to fund and hedge them, which are primarily recognized in investment gains (losses), net, and may fluctuate significantly from period-to-period based on the volume and nature of our investment, funding, and hedging activities and changes in market conditions, such as interest rates and market spreads; and (b) fees that we charge to our single-family and multifamily sellers and servicers, which are recognized in other income.
Our primary expense items consist of credit-related expenses and operating expenses. Credit-related expenses consist of (a) provision for credit losses, which primarily represents probable incurred losses on our mortgage loans held-for-investment; (b) REO operations expense, which represents expenses related to foreclosed properties; and (c) credit enhancement expense, which represents the costs we incur to transfer credit risk to third-party investors under freestanding credit enhancements. Operating expenses consist of administrative expenses, the 10 basis point fee related to the Temporary Payroll Tax Cut Continuation Act of 2011, and other expenses we incur to run the business.
The table below compares our consolidated results of operations for the past three years. Certain amounts in prior periods have been reclassified to conform to the current presentation. See Note 1 for additional information about the prior period reclassifications.
Table 2 - Summary of Consolidated Statements of Comprehensive Income (Loss)

				Year Over Year Change
	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	$	%	$	%
Net interest income	$11,848	$12,021	$14,164	($173)	(1)%	($2,143)	(15)%
Guarantee fee income	1,089	866	749	223	26	117	16
Investment gains (losses), net	818	1,921	1,160	(1,103)	(57)	761	66
Other income (loss)	323	762	4,984	(439)	(58)	(4,222)	(85)
Net revenues	14,078	15,570	21,057	(1,492)	(10)	(5,487)	(26)
Benefit (provision) for credit losses	746	736	84	10	1	652	776
Credit enhancement expense	(708)	(417)	(280)	(291)	(70)	(137)	(49)
REO operations expense	(229)	(169)	(189)	(60)	(36)	20	11
Credit-related expense	(191)	150	(385)	(341)	(227)	535	139
Administrative expense	(2,564)	(2,293)	(2,106)	(271)	(12)	(187)	(9)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(1,617)	(1,484)	(1,340)	(133)	(9)	(144)	(11)
Other expense	(657)	(469)	(392)	(188)	(40)	(77)	(20)
Operating expense	(4,838)	(4,246)	(3,838)	(592)	(14)	(408)	(11)
Income before income tax (expense) benefit	9,049	11,474	16,834	(2,425)	(21)	(5,360)	(32)
Income tax (expense) benefit	(1,835)	(2,239)	(11,209)	404	18	8,970	80
Net income (loss)	7,214	9,235	5,625	(2,021)	(22)	3,610	64
Total other comprehensive income (loss), net of taxes and reclassification adjustments	573	(613)	(67)	1,186	193	(546)	(815)
Comprehensive income (loss)	$7,787	$8,622	$5,558	($835)	(10)%	$3,064	55%
See Critical Accounting Policies and Estimates for information concerning certain significant accounting policies and estimates applied in determining our reported results of operations and Note 1 for information on our accounting policies and a summary of other significant accounting policies and the related notes in which information about them can be found.

FREDDIE MAC | 2019 Form 10-K	17

Management's Discussion and Analysis	Consolidated Results of Operations

Net Revenues
Net Interest Income

Net interest income consists of guarantee portfolio net interest income, investments portfolio net interest income, and income (expense) from hedge accounting.

■	Guarantee portfolio net interest income - consists of two components:

●
Guarantee fees we receive for managing the credit risk associated with the mortgage loans held by consolidated trusts, which primarily consist of the loans in our single-family credit guarantee portfolio. We record interest income on loans held by consolidated trusts and interest expense on the debt securities issued by the trusts. The difference between these amounts represents the guarantee fee income we receive as compensation for our guarantee of the principal and interest payments of the issued debt securities. This difference includes the legislated 10 basis point increase in guarantee fees that is remitted to Treasury as part of the Temporary Payroll Tax Cut Continuation Act of 2011.

●
Amortization of cost basis adjustments, such as premiums and discounts on securitized mortgage loans, including upfront fees we receive when we acquire a loan, and debt securities of consolidated trusts. These cost basis adjustments are amortized into interest income or interest expense based on the effective yield over the contractual life of the associated financial instrument. The amortization of loans and debt securities of consolidated trusts may vary significantly from period to period and is primarily driven by actual prepayments on the underlying loans. Increases in actual prepayments result in a higher rate of amortization, while decreases in actual prepayments result in a lower rate of amortization. The timing of amortization of loans may differ from the timing of amortization of the securities backed by the loans, as the proceeds from the loans backing these securities are remitted to the security holders at a date subsequent to the date these proceeds are received by us.

■	Investments portfolio net interest income - consists of two components:

●
The difference between the interest income earned on the assets in our investments portfolio and the interest expense incurred on the liabilities used to fund those assets, including interest expense related to CRT debt (STACR debt notes and SCR debt notes).

●
Amortization of cost basis adjustments, such as premiums and discounts on unsecuritized mortgage loans, investments securities, other assets, and other debt, which are amortized into interest income or interest expense based on the effective yield over the contractual life of the associated financial instrument.

■	Income (expense) from hedge accounting - consists of two components:

●
Upon adoption of amended hedge accounting guidance in 4Q 2017, fair value changes for the hedging instrument, including the accrual of periodic cash settlements, fair value changes for the hedged item attributable to the risk being hedged for qualifying fair value hedge relationships, and amortization of hedge accounting related basis adjustments. See Note 9 for additional detail on hedge accounting.

●
Deferred gains and losses on closed cash flow hedges related to forecasted debt issuances that are reclassified from AOCI to net interest income when the related forecasted transaction affects net interest income.

FREDDIE MAC | 2019 Form 10-K	18

Management's Discussion and Analysis	Consolidated Results of Operations

The table below presents the components of net interest income.
Table 3 - Components of Net Interest Income

				Year Over Year Change
	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	$	%	$	%
Guarantee portfolio net interest income:
Contractual net interest income	$3,767	$3,457	$3,270	$310	9%	$187	6%
Net interest income related to the Temporary Payroll Tax Cut Continuation Act of 2011	1,590	1,438	1,314	152	11	124	9
Amortization	2,436	2,900	3,258	(464)	(16)	(358)	(11)
Total guarantee portfolio net interest income	7,793	7,795	7,842	(2)	—	(47)	(1)
Investments portfolio net interest income:
Contractual net interest income	6,004	6,556	7,227	(552)	(8)	(671)	(9)
Amortization	(593)	(305)	(78)	(288)	(94)	(227)	(291)
Interest expense related to CRT debt	(1,104)	(1,094)	(834)	(10)	(1)	(260)	(31)
Total investments portfolio net interest income	4,307	5,157	6,315	(850)	(16)	(1,158)	(18)
Income (expense) from hedge accounting	(252)	(931)	7	679	73	(938)	(13,400)
Net interest income	$11,848	$12,021	$14,164	($173)	(1%)	($2,143)	(15%)
Key Drivers:

■	Guarantee portfolio contractual net interest income

●	2019 vs. 2018 and 2018 vs. 2017 - Increased primarily due to the continued growth of the core single-family loan portfolio.

■	Guarantee portfolio amortization

●
2019 vs. 2018 and 2018 vs. 2017 - Decreased primarily due to the timing differences in amortization related to prepayments between debt of consolidated trusts and the underlying mortgage loans, partially offset by increases in amortization of upfront fees.

■	Investments portfolio contractual net interest income

●
2019 vs. 2018 - Decreased primarily due to the lower and flatter interest rate environment, coupled with a change in our investment mix as the other investments portfolio represented a larger percentage of our total investments portfolio.

●
2018 vs. 2017 - Decreased primarily due to the continued reduction in the balance of our mortgage-related investments portfolio, pursuant to the portfolio limits established by the Purchase Agreement and FHFA. See Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness for additional discussion of the limits on the mortgage-related investments portfolio.

■	Investments portfolio amortization

●
2019 vs. 2018 and 2018 vs. 2017 - Decreased primarily due to lower amortization related to unsecuritized mortgage loans, as certain of those loans were reclassified from held-for-investment to held-for-sale and ceased amortizing, and lower accretion of previously recognized other-than-temporary impairments, due to a decline in the population of impaired securities.

■	Interest expense related to CRT debt

●	2019 vs. 2018 - Remained relatively flat as higher short-term interest rates were offset by a decline in volume as we no longer issue STACR debt notes on a regular basis.

●	2018 vs. 2017 - Increased primarily due to higher STACR debt yield as short-term interest rates increased combined with a higher average balance.

■	Income (expense) from hedge accounting

●
2019 vs. 2018 - Increased primarily due to a positive earnings mismatch and lower expense related to accruals of periodic cash settlements on derivatives in hedging relationships, partially offset by amortization of hedge accounting-related basis adjustments. The earnings mismatch is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.

●
2018 vs. 2017 - Affected primarily by the inclusion of fair value hedge accounting results within net interest income beginning in 4Q 2017, due to the adoption of amended hedge accounting guidance. In prior periods, this activity was included in other income and derivative gains (losses).

FREDDIE MAC | 2019 Form 10-K	19

Management's Discussion and Analysis	Consolidated Results of Operations

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
Table 4 - Analysis of Net Interest Yield

	Year Ended December 31,
	2019			2018			2017
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$8,925	$187	2.10%	$7,189	$67	0.93%	$10,965	$48	0.44%
Securities purchased under agreements to resell	56,465	1,284	2.27	45,360	880	1.94	57,883	588	1.02
Secured lending	2,933	104	3.55	1,350	35	2.58	859	21	2.42
Mortgage-related securities:
Mortgage-related securities	132,735	5,761	4.34	143,424	6,026	4.20	164,663	6,402	3.89
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(85,407)	(3,524)	(4.13)	(88,757)	(3,437)	(3.87)	(87,665)	(3,264)	(3.72)
Total mortgage-related securities, net	47,328	2,237	4.73	54,667	2,589	4.74	76,998	3,138	4.08
Non-mortgage-related securities	22,776	500	2.19	18,955	446	2.35	17,558	277	1.58
Loans held by consolidated trusts(1)	1,882,802	64,927	3.45	1,799,122	61,883	3.44	1,730,000	58,746	3.40
Loans held by Freddie Mac(1)	86,973	3,656	4.20	98,005	4,154	4.24	117,043	4,989	4.26
Total interest-earning assets	2,108,202	72,895	3.46	2,024,648	70,054	3.46	2,011,306	67,807	3.37
Interest-bearing liabilities:
Debt securities of consolidated trusts including those held by Freddie Mac	1,907,818	(57,504)	(3.01)	1,826,429	(54,966)	(3.01)	1,753,983	(50,920)	(2.90)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(85,407)	3,524	4.13	(88,757)	3,437	3.87	(87,665)	3,264	3.72
Total debt securities of consolidated trusts held by third parties	1,822,411	(53,980)	(2.96)	1,737,672	(51,529)	(2.97)	1,666,318	(47,656)	(2.86)
Other debt:
Short-term debt	85,492	(1,910)	(2.23)	62,893	(1,193)	(1.90)	72,071	(615)	(0.85)
Long-term debt	192,100	(5,157)	(2.68)	216,484	(5,311)	(2.45)	264,354	(5,372)	(2.03)
Total other debt	277,592	(7,067)	(2.55)	279,377	(6,504)	(2.33)	336,425	(5,987)	(1.78)
Total interest-bearing liabilities	2,100,003	(61,047)	(2.91)	2,017,049	(58,033)	(2.88)	2,002,743	(53,643)	(2.68)
Impact of net non-interest-bearing funding	8,199	—	0.01	7,599	—	0.01	8,563	—	0.01
Total funding of interest-earning assets	$2,108,202	($61,047)	(2.90)%	$2,024,648	($58,033)	(2.87)%	$2,011,306	($53,643)	(2.67)%
Net interest income/yield		$11,848	0.56%		$12,021	0.59%		$14,164	0.70%

(1)
Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $3.2 billion, $2.6 billion, and $2.4 billion for loans held by consolidated trusts and $112 million, $104 million, and $162 million for loans held by Freddie Mac during 2019, 2018, and 2017, respectively.

FREDDIE MAC | 2019 Form 10-K	20

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Income Rate / Volume Analysis

The table below presents a rate and volume analysis of our net interest income. Our net interest income reflects the reversal of interest income accrued, net of interest received on a cash basis, related to mortgage loans that are on non-accrual status.
Table 5 - Net Interest Income Rate / Volume Analysis

	Variance Analysis
	2019 vs. 2018			2018 vs. 2017
(Dollars in millions)	Rate	Volume	Total Change	Rate	Volume	Total Change
Interest-earning assets:
Cash and cash equivalents	$101	$19	$120	$45	($26)	$19
Securities purchased under agreements to resell	170	234	404	443	(151)	292
Secured lending	17	52	69	1	13	14
Mortgage-related securities	194	(459)	(265)	491	(867)	(376)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(220)	133	(87)	(132)	(41)	(173)
Total mortgage-related securities, net	(26)	(326)	(352)	359	(908)	(549)
Non-mortgage-related securities	(31)	85	54	146	23	169
Loans held by consolidated trusts	159	2,885	3,044	767	2,370	3,137
Loans held by Freddie Mac	(34)	(464)	(498)	(28)	(807)	(835)
Total interest-earning assets	356	2,485	2,841	1,733	514	2,247
Interest-bearing liabilities:
Debt securities of consolidated trusts including those held by Freddie Mac	(85)	(2,453)	(2,538)	(1,902)	(2,144)	(4,046)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	220	(133)	87	132	41	173
Total debt securities of consolidated trusts held by third parties	135	(2,586)	(2,451)	(1,770)	(2,103)	(3,873)
Other debt:
Short-term debt	(237)	(480)	(717)	(665)	87	(578)
Long-term debt	(476)	630	154	(1,005)	1,066	61
Total other debt	(713)	150	(563)	(1,670)	1,153	(517)
Total interest-bearing liabilities	(578)	(2,436)	(3,014)	(3,440)	(950)	(4,390)
Net interest income	($222)	$49	($173)	($1,707)	($436)	($2,143)
Guarantee Fee Income

Guarantee fee income relates primarily to multifamily securitizations. For additional details on our multifamily securitizations, see Our Business Segments - Multifamily - Products and Activities - Securitization and Guarantee Products.
Guarantee fee income consists of the following:

■	Contractual guarantee fee - consists of the fees earned from guarantees issued to third parties and securitization trusts that we do not consolidate.

■	Guarantee obligation amortization - represents the amortization of our obligation to perform over the term of the guarantee.

■
Guarantee asset fair value changes - represents the change in fair value of our right to receive contractual guarantee fees. Because our multifamily loans contain prepayment protection, decreasing interest rates generally result in a higher guarantee asset fair value, with the opposite effect occurring when interest rates increase.

FREDDIE MAC | 2019 Form 10-K	21

Management's Discussion and Analysis	Consolidated Results of Operations

The table below presents the components of guarantee fee income.
Table 6 - Components of Guarantee Fee Income

				Year Over Year Change
	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	$	%	$	%
Contractual guarantee fee	$910	$810	$661	$100	12%	$149	23%
Guarantee obligation amortization	813	711	601	102	14	110	18
Guarantee asset fair value changes	(634)	(655)	(513)	21	3	(142)	(28)
Guarantee fee income	$1,089	$866	$749	$223	26%	$117	16%
Key Drivers:

■	2019 vs. 2018 - Increased primarily due to the continued growth in our multifamily guarantee portfolio, coupled with lower fair value losses on our guarantee asset due to declining interest rates.

■
2018 vs. 2017 - Increased primarily due to the continued growth in our multifamily guarantee portfolio, partially offset by increased fair value losses on our guarantee asset due to rising interest rates.

Investment Gains (Losses), Net

The table below presents the components of investment gains (losses), net.
Table 7 - Components of Investment Gains (Losses), Net

				Year Over Year Change
	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	$	%	$	%
Mortgage loans gains (losses)	$4,744	$746	$2,062	$3,998	536%	($1,316)	(64%)
Investment securities gains (losses)	389	(815)	935	1,204	148	(1,750)	(187)
Debt gains (losses)	201	720	151	(519)	(72)	569	377
Derivative gains (losses)	(4,516)	1,270	(1,988)	(5,786)	(456)	3,258	164
Investment gains (losses), net	$818	$1,921	$1,160	($1,103)	(57%)	$761	66%
Mortgage Loans Gains (Losses)

Mortgage loans gains (losses) consists of the following:

■
Gains (losses) on certain mortgage loan purchase commitments - represents the change in fair value between the commitment date and settlement date for multifamily loan purchase commitments for which we have elected the fair value option.

■
Gains (losses) on mortgage loans - includes changes in fair value on held-for-sale loans, including loans for which we have elected the fair value option, as well as any gains and losses on the sales of these loans.

Mortgage loans gains (losses) are affected by a number of factors, including:

■	Volume of held-for-sale single-family seasoned mortgage loans;

■	Volume of multifamily loan purchase commitments and mortgage loans for which we have elected the fair value option; and

■	Changes in interest rates and market spreads.

FREDDIE MAC | 2019 Form 10-K	22

Management's Discussion and Analysis	Consolidated Results of Operations

The table below presents the components of mortgage loans gains (losses).
Table 8 - Components of Mortgage Loans Gains (Losses)

				Year Over Year Change
	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	$	%	$	%
Gains (losses) on certain loan purchase commitments	$1,913	$777	$1,098	$1,136	146%	($321)	(29)%
Gains (losses) on mortgage loans	2,831	(31)	964	2,862	9,232	(995)	(103)
Mortgage loans gains (losses)	$4,744	$746	$2,062	$3,998	536%	($1,316)	(64)%
Key Drivers:
■ 2019 vs. 2018 - Increased due to fair value gains on multifamily held-for-sale mortgage loans and commitments driven by a decrease in long-term interest rates and targeted price increases related to changing market conditions, coupled with a higher volume of sales of single-family seasoned loans.
■ 2018 vs. 2017 - Decreased due to fair value losses on multifamily mortgage loans and commitments as a result of spread widening and an increase in interest rates, coupled with higher fair value losses on single-family seasoned loans.
Investment Securities Gains (Losses)

Investment securities gains (losses) primarily consists of fair value gains and losses recognized on trading securities and realized gains and losses on the sale of available-for-sale securities.
Investment securities gains (losses) are affected by a number of factors, including changes in interest rates and market spreads and volume of sales of available-for-sale securities.
Key Drivers:
■ 2019 vs. 2018 - Shifted to gains during 2019 primarily driven by higher gains on trading securities due to decreasing interest rates, partially offset by lower volume of sales at gains of non-agency mortgage-related securities.
■ 2018 vs. 2017 - Shifted to losses during 2018 primarily driven by higher losses on trading securities due to increasing interest rates and spread widening, combined with lower volume of sales at gains of non-agency mortgage-related securities.
Debt Gains (Losses)

Debt gains (losses) consists of the following:

■	Fair value changes - includes the gains and losses on debt for which we have elected the fair value option, primarily certain STACR debt notes.

■
Gains (losses) on extinguishment of debt - represents the difference between the consideration paid and the debt carrying value when we purchase debt securities of consolidated trusts as investments in our mortgage-related investments portfolio and when we repurchase or call other debt.

Debt gains (losses) are affected by a number of factors, including:

■	Changes in the market spreads between debt yields and benchmark interest rates and

■	Amount and type of debt selected for repurchase based on our investment and funding strategies, including our efforts to support the liquidity and price performance of our mortgage-related securities.

FREDDIE MAC | 2019 Form 10-K	23

Management's Discussion and Analysis	Consolidated Results of Operations

The table below presents the components of debt gains (losses).
Table 9 - Components of Debt Gains (Losses)

				Year Over Year Change
	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	$	%	$	%
Fair value changes:
CRT-related debt	$105	$140	($212)	($35)	(25)%	$352	166%
Non-CRT-related debt	27	2	22	25	1,250	(20)	(91)
Total fair value changes	132	142	(190)	(10)	(7)	332	175
Gains (losses) on extinguishment of debt	69	578	341	(509)	(88)	237	70
Debt gains (losses)	$201	$720	$151	($519)	(72)%	$569	377%
Key Drivers:
■ 2019 vs. 2018 - Decreased primarily due to losses from the extinguishment of fixed-rate debt securities of consolidated trusts, as market interest rates declined between the time of issuance and repurchase, partially offset by an increase in gains on callable debt due to an increase in call volume.
■ 2018 vs. 2017 - Improved primarily due to higher gains from the extinguishment of fixed-rate debt securities of consolidated trusts, as market interest rates increased between the time of issuance and repurchase, coupled with fair value gains on STACR debt notes as a result of spread widening during 2018.
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
We continue to align our derivative portfolio with the changing duration of our assets and liabilities so as to economically hedge them. We manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. We believe the impact of derivatives on our GAAP financial results should be considered in the context of our overall interest-rate risk profile, including our PVS and duration gap results. For more information about our interest-rate risk management activities and the sensitivity of reported GAAP earnings to those activities, see Risk Management - Market Risk.
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

FREDDIE MAC | 2019 Form 10-K	24

Management's Discussion and Analysis	Consolidated Results of Operations

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

The table below presents the components of derivative gains (losses).
Table 10 - Components of Derivative Gains (Losses)

				Year Over Year Change
	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	$	%	$	%
Fair value changes:
Interest-rate swaps	($3,085)	$1,422	$626	($4,507)	(317)%	$796	127%
Option-based derivatives	188	(630)	(1,041)	818	130	411	39
Futures	(946)	57	144	(1,003)	(1,760)	(87)	(60)
Commitments	(452)	606	(91)	(1,058)	(175)	697	766
CRT-related derivatives	(1)	(38)	(30)	37	97	(8)	(27)
Other	52	(6)	(6)	58	967	—	—
Total fair value changes	(4,244)	1,411	(398)	(5,655)	(401)	1,809	455
Accrual of periodic cash settlements	(272)	(141)	(1,590)	(131)	(93)	1,449	91
Derivative gains (losses)	($4,516)	$1,270	($1,988)	($5,786)	(456)%	$3,258	164%
Key Drivers:

■
2019 vs. 2018 - Decreases in long-term rates during 2019 resulted in derivative fair value losses compared to derivative fair value gains during 2018. The interest rate decreases during 2019 resulted in fair value losses on our pay-fixed interest rate swaps, forward commitments to issue mortgage-related securities, and futures, partially offset by fair value gains on our receive-fixed swaps and certain of our option-based derivatives.

■
2018 vs. 2017 - Increases in long-term rates during 2018 resulted in derivative fair value gains compared to derivative fair value losses during 2017. The interest rate increases during 2018 resulted in fair value gains on our pay-fixed interest rate swaps, forward commitments to issue mortgage-related securities, and futures, partially offset by fair value losses on our receive-fixed swaps and certain of our option-based derivatives. As a result of the adoption of amended hedge accounting guidance in 4Q 2017, fair value changes on derivatives in qualifying hedge relationships have been recorded within net interest income.

Other Income

Key Drivers:

■
2019 vs. 2018 and 2018 vs. 2017 - Primarily reflected the recognition of a $0.3 billion gain during 2018 from a judgment in litigation against Nomura Holding America, Inc. (Nomura) and $4.5 billion in proceeds received during 2017 from a litigation settlement with the Royal Bank of Scotland Group plc (RBS) related to certain of our non-agency mortgage related securities. See Note 14 for additional information on the Nomura judgment and RBS settlement.

FREDDIE MAC | 2019 Form 10-K	25

Management's Discussion and Analysis	Consolidated Results of Operations

Credit-Related Expense
Benefit (Provision) for Credit Losses

Key Drivers:

■	2019 vs. 2018 - Remained relatively flat due to the strong credit performance of both our single-family and multifamily portfolios.

■	2018 vs. 2017 - Increased benefit for credit losses during 2018, primarily driven by estimated hurricane-related losses recognized in 2017.
Credit Enhancement Expense

Credit enhancement expense includes the premiums paid to transfer credit risk to third parties under freestanding credit enhancements and transaction and other costs incurred to enter into freestanding credit enhancements. Credit enhancement expense does not include costs associated with CRT-related debt, which are primarily recognized in interest expense, or the costs associated with CRT-related derivatives, which are recognized in investment gains (losses), net.
Key Drivers:

■	2019 vs. 2018 and 2018 vs. 2017 - Increased primarily due to higher volumes of CRT transactions.
See MD&A - Our Business Segments - Single-Family Guarantee - Products and Activities and MD&A - Our Business Segments - Multifamily - Products and Activities for additional information on our credit enhancements.
Operating Expense
Key Drivers:

■	2019 vs. 2018 - Increased primarily due to higher salaries and employee benefits driven by the VERP and higher technology costs.

■	2018 vs. 2017 - Increased primarily due to higher administrative expense.
Income Tax Expense
Key Drivers:

■	2019 vs. 2018 - Decreased primarily due to lower pre-tax income.

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
Key Drivers:

■
2019 vs. 2018 - Increased primarily due to fair value gains as long-term interest rates declined, partially offset by fair value losses due to spread widening on our agency mortgage-related securities.

■
2018 vs. 2017 - Decreased primarily due to higher fair value losses due to increasing long-term interest rates, coupled with smaller spread-related fair value gains driven by lower balances of non-agency mortgage-related securities.

FREDDIE MAC | 2019 Form 10-K	26

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.
Table 11 - Summarized Consolidated Balance Sheets

	As of December 31,		Year Over Year Change
(Dollars in millions)	2019	2018	$	%
Assets:
Cash and cash equivalents	$5,189	$7,273	($2,084)	(29)%
Securities purchased under agreements to resell	66,114	34,771	31,343	90
Subtotal	71,303	42,044	29,259	70
Investments in securities, at fair value	75,711	69,111	6,600	10
Mortgage loans, net	2,020,200	1,926,978	93,222	5
Accrued interest receivable	6,848	6,728	120	2
Derivative assets, net	844	335	509	152
Deferred tax assets, net	5,918	6,888	(970)	(14)
Other assets	22,799	10,976	11,823	108
Total assets	$2,203,623	$2,063,060	$140,563	7%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,559	$6,652	($93)	(1)%
Debt, net	2,179,528	2,044,950	134,578	7
Derivative liabilities, net	372	583	(211)	(36)
Other liabilities	8,042	6,398	1,644	26
Total liabilities	2,194,501	2,058,583	135,918	7
Total equity	9,122	4,477	4,645	104
Total liabilities and equity	$2,203,623	$2,063,060	$140,563	7%
Key Drivers:
As of December 31, 2019 compared to December 31, 2018:

■
Cash and cash equivalents and securities purchased under agreements to resell increased on a combined basis primarily due to higher loan prepayments, coupled with higher near-term cash needs for upcoming debt maturities and anticipated calls of other debt and a higher expected loan purchase forecast.

■
Other assets increased primarily due to higher servicer receivables driven by an increase in mortgage loan payoffs reported but not yet remitted at the end of 4Q 2019 and a change in our servicing cycle in 2Q 2019 related to the implementation of Release 2 of the CSP and the Single Security Initiative.

■
Total equity increased primarily as a result of our ability to retain earnings as a result of an increase in the applicable Capital Reserve Amount from $3.0 billion to $20.0 billion pursuant to the September 2019 Letter Agreement.

FREDDIE MAC | 2019 Form 10-K	27

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

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

Multifamily
Reflects results from our purchase, sale, securitization, and guarantee of multifamily loans and securities, our investments in those loans and securities, and the management of multifamily mortgage credit risk and market risk

Capital Markets
Reflects results from managing our mortgage-related investments portfolio (excluding Multifamily segment investments, single-family seriously delinquent loans, and the credit risk of single-family performing and reperforming loans), single-family securitization activities, and treasury function, which includes interest-rate risk management for the company

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

FREDDIE MAC | 2019 Form 10-K	28

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

Segment Comprehensive Income

The graph below shows our comprehensive income by segment.

FREDDIE MAC | 2019 Form 10-K	29

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Guarantee
Business Overview

Our Single-family Guarantee segment supports our strategic goals to exit conservatorship, create a world-class operating platform, and become the leader in housing by:

■	Maintaining strong financial and capital management and identifying growth opportunities;

■	Positioning our business model to produce attractive, sustainable returns while preserving strong risk management discipline;

■	Utilizing efficient and resilient operations to run our business, serve our clients, and fulfill our mission;

■	Continuing to create innovative structures to cost-effectively transfer credit risk to third-party investors;

■	Leveraging technology, processes, policies, and data to ensure we have a stable, flexible ecosystem that can evolve as we evolve;

■	Identifying and implementing new and creative ways to support fair access to credit in a safe, sound, and responsible manner; and

■	Maintaining a high performing, inclusive, and diverse workforce striving to achieve our mission and realize our vision of becoming the leader in housing.
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
Our primary business model is to acquire loans that lenders originate and then pool those loans into mortgage-related securities that transfer interest rate, prepayment, and liquidity risk to investors and can be sold in the capital markets. To reduce our exposure under our guarantees, we transfer credit risk on a portion of our single-family credit guarantee portfolio to the private market when it is cost-effective to do so. The returns we generate from these activities are primarily derived from the ongoing guarantee fee we receive in exchange for providing our guarantee of the principal and interest payments of the issued mortgage-related securities.
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
When a borrower prepays a loan that we have securitized, the outstanding balance of the security owned by investors is reduced by the amount of the prepayment. If the borrower becomes delinquent, we continue to make the applicable payments to the investors in the mortgage-related securities pursuant to our guarantee until we purchase the loan out of the consolidated

FREDDIE MAC | 2019 Form 10-K	30

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

trust. We have the option to purchase specified loans, including certain delinquent loans, from consolidated trusts at a purchase price equal to the current UPB of the loan, less any outstanding advances of principal that have been previously distributed. However, in order to maintain alignment with Fannie Mae under the Single Security Initiative, FHFA requires us to purchase loans out of consolidated trusts if they are delinquent for 120 days, and we have the option to purchase sooner under certain circumstances (e.g., imminent default and seller breaches of representations and warranties). If borrowers become delinquent, we work with the borrowers through our servicers to mitigate our losses through our loan workout programs, which are discussed in more detail in Risk Management. If we are unable to achieve a successful loan workout, we will pursue foreclosure of the underlying property, which will result in a third-party sale or our acquisition of the property as REO. The purchase and sale of delinquent loans are done in conjunction with the Capital Markets segment.
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
We seek to issue guarantees with fee terms that are commensurate with the aggregate risks assumed and that will, over the long-term, provide guarantee fee income that exceeds the credit-related and administrative expenses on the underlying loans and also provide a return on the capital that would be needed to support the related credit risk. The guarantee fees charged on new acquisitions generally consist of:

■	A contractual monthly fee paid as a percentage of the UPB of the underlying loan;

■
Upfront fees, which primarily include delivery fees that are calculated based on credit risk factors such as the loan product type, loan purpose, LTV ratio, and credit score. These delivery fees are charged to compensate us for higher levels of risk in some loan products;

■
Upfront payments made or received to buy up or buy down, respectively, the monthly contractual guarantee fee ("buy-up fees" or "buy-down fees"). These fees are paid in conjunction with the formation of a security to provide for a uniform coupon rate for the mortgage pool underlying the security. The payments made to buy-up the monthly contractual guarantee fee are allocated to the Capital Markets segment;

■
Market adjusted pricing costs based on the market pricing of our securities relative to the market pricing of comparable Fannie Mae securities primarily for loans acquired prior to implementation of the Single Security Initiative in June 2019. We have not employed market adjusted pricing for new acquisitions following implementation, as the Single Security Initiative is designed to enhance the overall liquidity of Freddie Mac and Fannie Mae securities in the TBA market by supporting their fungibility without regard to which company is the issuer; and

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
We must obtain FHFA's approval to implement across-the-board changes to our guarantee fees. In addition, from time to time, FHFA issues directives or guidance to us affecting the levels of guarantee fees that we may charge.
Common Securitization Platform and the UMBS

We continue to work with FHFA, Fannie Mae, and CSS to support the CSP and the UMBS market. We have been using the CSP for data acceptance, issuance support, and bond administration activities related to Freddie Mac single-class fixed-rate mortgage-related securities since 2016. In June 2019, Freddie Mac, Fannie Mae, and FHFA announced the implementation of Release 2 of the CSP and the Single Security Initiative for Freddie Mac and Fannie Mae, under which we and Fannie Mae began issuing UMBS. Upon implementation of Release 2, we transitioned additional securities administration activities to the CSP. Release 2 also added to the functionality of the CSP by, among other things, enabling commingling of Freddie Mac and Fannie Mae UMBS and other TBA-eligible mortgage securities in resecuritization transactions. As a result, implementation of Release 2 of the CSP and the Single Security Initiative increased our counterparty risk exposure to Fannie Mae and our operational risk exposure to CSS. For additional information, see Risk Management - Counterparty Credit Risk and Risk Management - Operational Risk.
In connection with these developments, we extended the payment delay for newly issued fixed-rate mortgage securities from 45 days to 55 days, and in June 2019, we ceased issuing Gold PCs (which have a 45-day payment delay). We also updated our servicer reporting cycle to align with an industry standard monthly calendar cycle and adopted a single common remittance due date for principal and interest payments, excluding payoffs.

FREDDIE MAC | 2019 Form 10-K	31

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

We are offering an optional exchange program for security holders to exchange certain existing 45-day payment delay fixed-rate Gold PCs and Giant PCs for the corresponding new UMBS and other applicable 55-day payment delay Freddie Mac mortgage securities. As part of this program, we make a one-time payment to exchanging security holders for the value of the 10 additional days of payment delay, based on "float compensation" rates we calculate. We do not expect the return from this additional float to fully offset our payments to the security holders. During 2019, we exchanged $282.6 billion in UPB of 45-day payment delay securities, including securities owned by Freddie Mac, for 55-day payment delay securities, and paid $0.1 billion in float compensation in connection with these exchanges.
Products and Activities

Securitization and Guarantee Products
We offer various types of guarantee and securitization products, primarily Level 1 Securitization Products and Resecuritization Products. In these securitization products, Freddie Mac functions in its capacity as depositor, guarantor, administrator, and trustee. We retain the credit risk and transfer the interest-rate, prepayment, and liquidity risks to the investors. While the Single-family Guarantee segment is responsible for the guarantee of our securities, the Capital Markets segment manages the securitization and resecuritization processes.
Level 1 Securitization Products
We offer a variety of Level 1 Securitization Products to our customers. Our Level 1 Securitization Products are pass-through securities that represent undivided beneficial interests in trusts that hold pools of loans. For our fixed-rate Level 1 Securitization Products, we guarantee the timely payment of principal and interest. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying loans. We also guarantee the full and final payment of principal, but not the timely payment of principal, on ARM PCs. In exchange for our guarantee, we receive fees as described in the Guarantee Fees section above.
We issue the following types of Level 1 Securitization Products:

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

●
Gold PCs - Single-class pass-through securities with a 45-day payment delay that we issued for fixed-rate mortgage loans prior to June 3, 2019. With the implementation of Release 2 of the CSP and the Single Security Initiative, we no longer issue Gold PCs. Existing Gold PCs that are not entirely resecuritized are eligible for exchange into UMBS (for TBA-eligible securities) or 55-day MBS (for non-TBA-eligible securities).

●
ARM PCs - Single-class pass-through securities with a 75-day payment delay for ARM products. Implementation of Release 2 of the CSP and the Single Security Initiative did not affect our ARM PC offerings.

All Level 1 Securitization Products are backed only by mortgage loans that we have acquired. We offer (or previously offered) all of the above products through both guarantor swap and cash loan purchase programs.
In a guarantor swap execution, we offer transactions in which our customers, primarily large mortgage banking companies and commercial banks, provide us with loans in exchange for a security backed by those same loans, as shown in the diagram below:

FREDDIE MAC | 2019 Form 10-K	32

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Guarantor Swap
Mortgage Seller
Freddie Mac
Freddie Mac Trust
Mortgage Loans
Security
Cash (Upfront fees, Buy-downs)
Cash (Buy-ups)
Mortgage Loans
Security
Guarantee
Cash (Guarantee fee)

In a cash loan purchase execution, we offer to pay cash to our customers, primarily community and regional banks. In these transactions, we purchase loans for cash and securitize them for retention in our mortgage-related investments portfolio or for sale to third parties. For the period of time between loan purchase and securitization, we refer to the loan as being in our securitization pipeline. The purchase of loans and sale of securities are managed by the Capital Markets segment. The diagram below illustrates a cash loan purchase execution.

Cash Purchase Process & Securitization of Loans

Mortgage Seller
Cash (Upfront Fees)
Cash Purchase
Mortgage Loans
Cash
Freddie Mac
Guarantee
Cash (Guarantee fee)
Mortgage Loans
Security
Freddie Mac Trust
Cash Auction
Security
Cash
Securities Dealers & Investors

FREDDIE MAC | 2019 Form 10-K	33

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Resecuritization Products
We offer resecuritization products to our customers. Our resecuritization products represent beneficial interests in pools of Level 1 Securitization Products and certain other types of mortgage assets. We create these securities by using Level 1 Securitization Products or our previously issued resecuritization products as the underlying collateral. We leverage the issuance of these securities to expand the range of investors in our mortgage-related securities to include those seeking specific security attributes. Similar to our Level 1 Securitization Products, we guarantee the payment of principal and interest to the investors in our resecuritization products. We do not charge a guarantee fee for these securities if the underlying collateral is already guaranteed by us since no additional credit risk is introduced, although we typically receive a transaction fee as compensation for creating the security and future administrative responsibilities.
Upon implementation of Release 2 of the CSP and the Single Security Initiative, we have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities, which are separately guaranteed by Fannie Mae, in our commingled resecuritization products, our guarantee covers timely payment of principal and interest on such products from underlying Fannie Mae securities. If Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, we would be responsible for making the payment. We do not charge an incremental guarantee fee to commingle Fannie Mae collateral in resecuritization transactions.
All the cash flows from the collateral underlying our resecuritization products are generally passed through to investors in these securities. We do not issue resecuritization products that have concentrations of credit risk beyond those embedded in the underlying assets. In many of our resecuritization transactions, securities dealers or investors deliver mortgage assets in exchange for the resecuritization product. In certain cases, we may also transfer our own mortgage assets in exchange for the resecuritization product. The resecuritization activities are managed by the Capital Markets segment. The following diagram provides a general example of how we create resecuritization products:

Resecuritization Products
Security Dealer
Collateral (e.g., UMBS)
Transaction Fees
Security Classes
Freddie Mac
Collateral (e.g., UMBS)
Security Classes
Guarantee
Freddie Mac Trust

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

●
Supers - Resecuritizations of UMBS and certain other mortgage securities. This structure allows commingling of Freddie Mac and Fannie Mae collateral, where newly issued or exchanged UMBS and Supers issued by us or Fannie Mae may be commingled to back Supers issued by us or Fannie Mae. Supers can be backed by:

–	UMBS and/or other Supers issued by us or Fannie Mae;

–	Existing TBA-eligible Fannie Mae "MBS" and/or "Megas"; and/or

–	UMBS and Supers that we have issued in exchange for TBA-eligible PCs and Giant PCs that have been delivered to us in response to our exchange offer.

FREDDIE MAC | 2019 Form 10-K	34

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

●	Giant MBS - Resecuritizations of:

–	Newly issued 55-day MBS and/or Giant MBS; and/or

–	55-day MBS and/or Giant MBS that we have issued in exchange for non-TBA-eligible PCs and non-TBA-eligible Giant PCs that have been delivered to us in response to our exchange offer.

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

Other Securitization Products
■ Senior subordinate securitization structures backed by recently originated loans (consolidated) - In prior years, we created senior subordinate securitization structures in which we issued guaranteed senior securities and unguaranteed subordinated securities backed by recently originated single-family loans. The unguaranteed subordinated securities absorb first losses on the related loans and the loans are serviced in accordance with our Guide. We discontinued regular offerings of these transactions in 2019.
■ Other securitization products - Guaranteed mortgage-related securities collateralized by non-Freddie Mac mortgage-related securities. However, we have not entered into these types of transactions as part of our Single-family Guarantee business in several years.
Long-Term Standby Commitments
We also offer a guarantee on mortgage assets held by third parties, in exchange for guarantee fees, without securitizing those assets. These long-term standby commitments obligate us to purchase seriously delinquent loans that are covered by those commitments. From time to time, we have consented to the termination of our long-term standby commitments and simultaneously entered into guarantor swap transactions with the same counterparty, issuing securities backed by many of the same loans.

The primary impacts of the aforementioned products and transactions to Segment Earnings are:

•	Guarantee fee income earned on our guarantee of principal and interest payments on our mortgage-related securities and

•
Benefit (provision) for credit losses, which is affected by changes in estimated probabilities of default and estimated loss severities, the actual level of loan defaults, the effect of loss mitigation efforts, and payment performance of our individually impaired mortgage portfolio.

CRT Transactions
To reduce our credit risk exposure, we engage in various types of credit enhancements, including CRT transactions and other credit enhancements. We define CRT transactions as those arrangements where we actively transfer the credit risk exposure on mortgages that we own or guarantee. We define other credit enhancements as those arrangements, such as traditional primary mortgage insurance, where we do not actively take part in the transfer of the credit risk exposure. Our CRT transactions are designed to reduce the amount of conservatorship capital needed under the CCF, to transfer portions of credit losses on groups of previously acquired loans to third-party investors, and to reduce the risk of future losses to us and taxpayers if borrowers go into default. The payments we make in exchange for this credit protection effectively reduce our guarantee fee income from the associated mortgages. The following strategic considerations were incorporated into the design of our CRT transactions:
■    Offer repeatable and scalable execution with a broad appeal to diversified investors;
■    Execute at a cost that is economically sensible;
■    Result in no or minimal effect on the TBA market;

■	Minimize changes required of, and effects on, sellers and servicers by having Freddie Mac serve as the credit manager for investors; and
■    Avoid or very substantially mitigate the risk that our losses are not reimbursed timely and in full.

FREDDIE MAC | 2019 Form 10-K	35

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Each CRT transaction is designed to transfer a certain portion of the credit risk that we assume for loans with certain targeted characteristics. Risk positions may be transferred to third-party investors through one or more CRT transactions where economically sensible. The risk transfer could occur prior to, or simultaneously with, our purchase of the loan (i.e., front-end coverage) or after the purchase of the loan (i.e., back-end coverage). As CRT has become part of our normal business activities, we have established the following programs to regularly transfer portions of credit risk to diversified investors:
STACR and ACIS Offerings
Our two primary CRT programs are STACR and ACIS.
■ STACR - Our primary single-family securities-based credit risk sharing vehicle. STACR Trust note transactions transfer risk to the private capital markets through the issuance of unguaranteed notes using a third-party trust. In a STACR transaction, we create a reference pool of loans from our single-family loan portfolio and an associated securitization-like structure with notional credit risk positions (e.g., first loss, mezzanine, and senior positions). The trust issues notes linked to certain of the notional credit risk positions to third-party investors and makes periodic payments of principal and interest on the notes, but is not required to repay principal to the extent that the notional credit risk position is reduced as a result of specified credit events. We make payments to the trust to support payment of the interest due on the notes. The amount of risk transferred in each transaction affects the amounts we are required to pay. We receive payments from the trust that otherwise would have been made to the noteholders to the extent there are certain defined credit events on the mortgages in the related reference pool. The note balances are reduced by the amount of the payments to us, thereby transferring the related credit risk of the loans in the reference pool to the note investors. Generally, the notional amounts of the credit risk positions are also reduced based on principal payments that occur on the loans in the reference pool. We enhanced the STACR Trust note structure in 4Q 2019 to qualify the notes issued as interests in a REMIC that allow favorable tax treatment for certain types of investors. The following diagram illustrates a typical STACR transaction:
■ ACIS - Our primary insurance-based credit risk sharing vehicle. ACIS transactions are insurance policies we enter into with global insurance and reinsurance companies to cover a portion of credit risk on the STACR or standalone reference pools. We pay monthly premiums to the insurers or reinsurers in exchange for claim coverage on their portion of the reference pool. We require our ACIS counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies.
We have established programmatic offerings of STACR and ACIS transactions to regularly transfer credit risk on a targeted population of recently acquired mortgage loans (“on-the-run transactions”). STACR and ACIS are complementary programs issued from the same reference pool for on-the-run transactions. The targeted loan population for on-the-run transactions is recently acquired 30-year fixed-rate mortgage loans with LTV ratios between 60% and 97%, excluding loans acquired under our relief refinance programs, government guaranteed loans, and loans that do not meet certain eligibility criteria. Our typical on-the-run transactions are issued on a quarterly basis and provide back-end coverage for loans that we guaranteed 2 to 3 quarters prior to issuance (e.g., a transaction in 4Q 2019 would typically cover loans acquired in 1Q or 2Q 2019). Starting with our issuances in 3Q 2018, in a typical on-the-run transaction, we transfer to third-party investors a portion of the credit risk between an initial first loss position and a specified detachment point which may vary based on numerous factors, such as the type of collateral and market conditions. We retain the initial first loss position and at least 5% of the credit risk of all the positions sold to align our interests with those of the investors. We also retain all of the senior credit risk position. On-the-run STACR transactions typically have a 30-year maturity and on-the-run ACIS transactions typically have a 12.5-year maturity. The diagram below illustrates a typical on-the-run STACR and ACIS structure:

FREDDIE MAC | 2019 Form 10-K	36

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

STACR & ACIS Structure
Allocation of Losses
Allocation of Paydowns
Class A-H (Reference Tranche Only)
Senior Loss
STACR
ACIS
Retained Credit Risk
STACR M-1
ACIS M-1
Class M-1H
STACR M-2
ACIS M-2
Class M-2H
Mezzanine Loss
STACR B-1
ACIS B-1
Class B-1H
STACR B-2
ACIS B-2
Class B-2H
First Loss
Class B-3H (Initial First Loss Position)
Reference Pool of Mortgages

In addition to our regularly issued on-the-run transactions, we also periodically execute “off-the-run” STACR and ACIS transactions that provide back-end coverage on certain loans that are not in the on-the-run transaction targeted loan population. For example, we offer STACR and ACIS transactions that provide coverage on HARP and other relief refinance loans, STACR and ACIS transactions that provide coverage on unissued portions of the reference pools related to previous STACR and ACIS transactions, and ACIS transactions that provide coverage on loans with 15-year maturities not related to any STACR offering.
Prior to 2018, the majority of our STACR transactions were structured as unsecured debt issued directly by us (STACR debt notes) rather than as debt issued by a trust. These transactions operate similarly to STACR Trust notes, except that we make payments of principal and interest on the issued STACR debt notes and are not required to repay principal to the extent that the notional credit risk position is reduced as a result of a specified credit event on a loan in the reference pool. In certain of these transactions, we transferred risk in both first loss and mezzanine notional credit risk positions, while in other transactions we only transferred risk in the mezzanine notional credit risk position. For certain STACR debt notes issued in prior years (generally STACR debt notes issued prior to 2015), losses are allocated to the notional amounts of the credit risk positions based on calculated losses using a predefined formula when the loans experience a credit event, which predominantly occurs when a loan becomes 180 days delinquent. As a result, in these transactions, we receive reimbursement of losses based on these calculated loss amounts rather than based on actual losses. While we may issue STACR debt notes in the future, we expect to predominantly issue STACR Trust notes.
Additional Offerings
In addition to our primary offerings, we also offer the following CRT products:
■ ACIS Forward Risk Mitigation (AFRM) - An additional offering in the ACIS program that provides front-end credit risk transfer as loans come into the portfolio. Under each of these insurance policies, we pay monthly premiums that are determined based on the outstanding balance of the reference pool. When specific credit events occur, we generally receive compensation from the insurance policy up to an aggregate limit based on actual losses.
■ Integrated Mortgage Insurance (IMAGINSM) - An insurance-based offering that provides loan-level front-end protection for loans with 80% and higher LTV ratios. IMAGIN is designed to expand and diversify sources of private capital supporting low down payment lending, while enabling better management of taxpayer exposure to our mortgage and counterparty risks. Mortgage insurance provided to each loan is generally underwritten by a group of insurers and reinsurers. IMAGIN is offered to a broad range of Freddie Mac sellers, who can choose IMAGIN or traditional primary mortgage insurance at their discretion.
■ Lender risk-sharing - We offer a variety of transactions in which lenders may retain a portion of the credit risk on loans they originate and/or service. These transactions are generally collateralized so that our exposure to counterparty credit risk is not increased.

FREDDIE MAC | 2019 Form 10-K	37

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

For additional information on single-family mortgage loan credit enhancements, see Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors.

The primary impacts of our credit risk transfer transactions to Segment Earnings are:

•	Interest expense on our STACR debt notes, net of reinvestment income;

•	Fair value gains and losses recognized on certain CRT transactions;

•	Expenses to transfer credit risk for certain CRT transactions; and

•	Benefits recognized from recoveries under certain CRT transactions.

Securitization and Sales of Seasoned Loans
We continually manage the balance of our less liquid single-family mortgage loans, many of which we acquired by purchasing delinquent or modified loans from guaranteed securities. We offer to sell select seasoned single-family mortgage loans through a variety of methods. In these transactions, we reduce or eliminate our credit risk, in addition to our interest-rate and prepayment risk, associated with the underlying mortgage loans. The sales of these mortgage loans are managed by the Capital Markets segment. Our seasoned loan transactions include the following:

■
Senior subordinate securitization structures backed by seasoned loans (non-consolidated) - Transactions where we issue guaranteed senior securities and unguaranteed subordinated securities. The collateral for these structures primarily consists of reperforming loans. The unguaranteed subordinated securities absorb first losses on the related loans. Unlike senior subordinate securitization transactions backed by recently originated mortgage loans, in these transactions the loans are not serviced in accordance with our Guide and we do not control the servicing.

■
Level 1 Securitization Products - We securitize reperforming loans using Level 1 Securitization Products through a similar process to that discussed above. We may subsequently resecuritize a portion of the guaranteed securities, with some of the resulting interests being sold to third parties. Our use of this strategy has declined over time, with our primary strategy now utilizing our senior subordinate securitization structures.

■	Whole loan sales - Sales of seriously delinquent loans for cash.

The primary impacts of the aforementioned products and transactions to Segment Earnings are:

•	Gains and losses recognized on the reclassification of loans held-for-investment to held-for-sale and subsequent sale of these loans.

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
We acquire a significant portion of our loans from several lenders that are among the largest originators in the U.S. In addition, a significant portion of our single-family loans is serviced by several large servicers. The following charts show the concentration of our 2019 single-family purchase volume by our largest sellers and our loan servicing by our largest servicers as of December 31, 2019. Any seller or servicer with a 10% or greater share is listed separately.

FREDDIE MAC | 2019 Form 10-K	38

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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
Competition

Our principal competitors in the Single-family Guarantee segment are Fannie Mae, FHA/VA (with Ginnie Mae securitization), and other financial institutions that retain or securitize loans, such as commercial and investment banks, dealers, and savings institutions. We compete on the basis of price, products, securities structure, and service. Competition to acquire single-family loans can also be significantly affected by changes in our credit standards. The conservatorship, including direction provided to us by our Conservator, may affect our ability to compete. The areas in which we and Fannie Mae compete have been limited by the Single Security Initiative as we have been required by FHFA to align certain of our single-family mortgage purchase offerings, servicing, and securitization practices with Fannie Mae to achieve market acceptance of the UMBS. In February 2019, FHFA issued a final rule that limits our and Fannie Mae's ability to compete with each other in areas that affect prepayment speeds of single-family mortgage-related securities. For more information, see Risk Factors - Other Risks - Competition from banking and non-banking institutions (including Fannie Mae and FHA/VA with Ginnie Mae securitization) may harm our business. FHFA's actions, as Conservator of both companies, could affect competition between us and Fannie Mae.

FREDDIE MAC | 2019 Form 10-K	39

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Business Results

The following graphs and related discussion present the business results of our Single-family Guarantee segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose and Average Guarantee Fee Rate(1) Charged on New Acquisitions
(1) Guarantee fee excludes legislated 10 basis point increase.

Number of Families Helped to Own a Home

■
We maintain a consistent market presence by providing lenders with a constant source of liquidity for conforming loan products. We have funded approximately 18.8 million single-family homes since January 1, 2009 and purchased approximately 1.4 million HARP loans since the initiative began in 2009. HARP was replaced by the Enhanced Relief Refinance program in 2019. Our loan purchase and guarantee activity increased in 2019 compared to 2018 primarily due to an increase in refinance activity as a result of lower average mortgage interest rates.

■
The average guarantee fee rate charged on new acquisitions recognizes upfront fee income, including the expected gains (losses) from buy-up fees, over the estimated life of the related loans using our expectations of prepayments and other liquidations. See Single-Family Guarantee - Business Overview - Guarantee Fees for more information on our guarantee fees. The average guarantee fee rate charged on new acquisitions increased in 2019 compared to 2018 primarily due to an enhancement in our estimation methodology related to recognition of buy-up fees in 2Q 2019.

■
We continued working to improve access to affordable housing, including through our Home Possible® loan initiatives. Our Home Possible loan initiatives offer down payment options as low as 3% and are designed to help qualified borrowers with limited savings buy a home. We purchased over 157,000 loans under these initiatives in 2019. We also continue to implement programs that support responsibly broadening access to affordable housing by:

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

FREDDIE MAC | 2019 Form 10-K	40

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

will continue to be a top priority in 2020. See Regulation and Supervision - Federal Housing Finance Agency - Duty to Serve Underserved Markets Plan for more information.
Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio as of December 31,

Single-Family Loans as of December 31,

■
The single-family credit guarantee portfolio increased during 2019 by approximately 5%, driven by an increase in U.S. single-family mortgage debt outstanding as a result of continued home price appreciation. New business acquisitions had a higher average loan size compared to older vintages that continued to run off.

■	The core single-family loan portfolio grew to 85% of the single-family credit guarantee portfolio at December 31, 2019 compared to 82% at December 31, 2018.

■	The legacy and relief refinance single-family loan portfolio declined to 15% of the single-family credit guarantee portfolio at December 31, 2019 compared to 18% at December 31, 2018.

■
The average portfolio Segment Earnings guarantee fee rate recognizes upfront fee income over the contractual life of the related loans (usually 30 years). If the related loans prepay, the remaining upfront fee is recognized immediately. The effect of prepayments may be offset by our upfront fee hedging activities. See Single-Family Guarantee - Business Overview - Guarantee Fees for more information on our guarantee fees and Note 13 for more information on the effect of our upfront fee hedging activities on Segment Earnings.

■
The average portfolio Segment Earnings guarantee fee rate was 40 bps, 35 bps, and 36 bps at December 31, 2019, December 31, 2018, and December 31, 2017, respectively, excluding the legislated 10 basis point increase in guarantee fees. The rate increased in 2019 compared to 2018 due to an increase in the recognition of upfront fees, net of hedging, driven by a higher prepayment rate and an increase in contractual guarantee fees as older vintages were replaced by acquisitions of new loans with higher contractual guarantee fees.

FREDDIE MAC | 2019 Form 10-K	41

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

CRT Activities

The table below provides the issuance amounts during 2019 on the protected UPB and maximum coverage by loss position associated with CRT transactions for loans in our single-family credit guarantee portfolio.
Table 12 - Single-Family Credit Guarantee Portfolio CRT Issuance

	Issuance for the Year Ended December 31, 2019				Issuance for the Year Ended December 31, 2018
	Protected UPB(1)	Maximum Coverage(2)			Protected UPB(1)	Maximum Coverage(2)
(In millions)	Total	First Loss(3)	Mezzanine	Total	Total	First Loss(3)	Mezzanine	Total
STACR	$203,239	$2,106	$4,565	$6,671	$243,007	$1,893	$5,042	$6,935
Insurance/reinsurance	210,650	864	1,823	2,687	270,084	834	2,306	3,140
Subordination	11,197	719	947	1,666	30,911	746	1,238	1,984
Lender risk-sharing	19,328	911	580	1,491	10,940	—	345	345
Less: UPB with more than one type of CRT activity	(181,738)	—	—	—	(219,072)	—	—	—
Total CRT Activities	$262,676	$4,600	$7,915	$12,515	$335,870	$3,473	$8,931	$12,404

(1)
For STACR and certain insurance/reinsurance transactions (e.g., ACIS), represents the UPB of the assets included in the reference pool. For other insurance/reinsurance transactions, represents the UPB of the assets covered by the insurance policy. For subordination, represents the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities.

(2)
For STACR transactions, represents the balance held by third parties at issuance. For insurance/reinsurance transactions, represents the aggregate limit of insurance purchased from third parties at issuance. For subordination, represents the UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.

(3)	First loss includes the most subordinate securities (i.e., B tranches) in our STACR Trust notes and their equivalent in ACIS and other CRT transactions.
We obtained maximum coverage of $12.5 billion on protected UPB of $262.7 billion through CRT transactions during 2019.
We are continually evaluating our CRT strategy and make changes depending on market conditions and our business strategy. The aggregate cost of our CRT activity, as well as the amount of risk transferred, will continue to increase as we continue to do new transactions. See Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on CRT transactions and credit enhancements on our single-family guarantee portfolio.
Loss Mitigation Activities

Number of Families Helped to Avoid Foreclosure

Loan Workout Activity

■
We continue to help struggling families retain their homes or otherwise avoid foreclosure through loan workouts. The reduced level of loan workout activity in 2019 compared to 2018 was primarily driven by elevated loan workout activity in 2018 as a result of the hurricanes that occurred in late 2017.

FREDDIE MAC | 2019 Form 10-K	42

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

■
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we pursue sales of seriously delinquent and reperforming loans when we believe the sale of these loans provides better economic returns than continuing to hold them. See Risk Management - Single-Family Mortgage Credit Risk - Engaging in Loss Mitigation Activities for more information on our loss mitigation activities.

■
The relief refinance program has been replaced with the Enhanced Relief Refinance program, which became available in January 2019 for loans originated on or after October 1, 2017. This program provides liquidity for borrowers who are current on their mortgages but are unable to refinance because their LTV ratios exceed our standard refinance limits. While the HARP program ended in December 2018, we continued to purchase HARP loans with application received dates on or prior to December 31, 2018 through September 30, 2019.

See Risk Management for additional information on our loan workout activities.
Financial Results

The table below presents the components of the Segment Earnings and comprehensive income for our Single-family Guarantee segment.
Table 13 - Single-Family Guarantee Segment Financial Results

				Year Over Year Change
	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	$	%	$	%
Guarantee fee income	$7,773	$6,581	$6,363	$1,192	18%	$218	3%
Investment gains (losses), net	964	307	116	657	214	191	165
Other income (loss)	391	841	896	(450)	(54)	(55)	(6)
Net revenues	9,128	7,729	7,375	1,399	18	354	5
Benefit (provision) for credit losses	418	448	(177)	(30)	(7)	625	353
Credit enhancement expense	(1,393)	(1,077)	(891)	(316)	(29)	(186)	(21)
REO operations expense	(245)	(189)	(203)	(56)	(30)	14	7
Credit-related expense	(1,220)	(818)	(1,271)	(402)	(49)	453	36
Administrative expense	(1,647)	(1,491)	(1,381)	(156)	(10)	(110)	(8)
Other expense	(786)	(568)	(516)	(218)	(38)	(52)	(10)
Operating expense	(2,433)	(2,059)	(1,897)	(374)	(18)	(162)	(9)
Segment Earnings before income tax expense	5,475	4,852	4,207	623	13	645	15
Income tax expense	(1,110)	(944)	(1,448)	(166)	(18)	504	35
Segment Earnings, net of taxes	4,365	3,908	2,759	457	12	1,149	42
Total other comprehensive income (loss), net of tax	(22)	(3)	40	(19)	(633)	(43)	(108)
Total comprehensive income (loss)	$4,343	$3,905	$2,799	$438	11%	$1,106	40%
Key Drivers:

■	2019 vs. 2018

●	Higher guarantee fee income primarily due to increased upfront fee amortization income driven by higher prepayments and continued growth in our single-family credit guarantee portfolio.

●	Higher investment gains primarily due to higher realized gains on a higher volume of sales of, and lower unrealized lower-of-cost-or-fair-value losses related to, single-family held-for-sale loans.

●
Lower other income primarily due to higher non-cash premium/discount amortization expense driven by timing differences between liquidations of the loans and liquidations of the securities backed by these loans.

●	Higher credit enhancement expense primarily due to higher outstanding cumulative volumes of CRT transactions.

■	2018 vs. 2017

●	Higher guarantee fee income due to continued growth in our single-family credit guarantee portfolio and increased credit fee/buy-down short-term returns.

●	Higher investment gains primarily driven by fair value gains on STACR debt notes as a result of spread widening.

●	Increased benefit for credit losses primarily driven by estimated losses from the hurricanes in 2017.

●	Higher credit enhancement expense primarily due to higher outstanding cumulative volumes of CRT transactions.

FREDDIE MAC | 2019 Form 10-K	43

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Overview

The Multifamily segment supports our strategic goals to exit conservatorship, create a world-class operating platform, and become the leader in housing by:

■	Improving our risk-adjusted returns by leveraging private capital in our risk transfer transactions;

■	Identifying new opportunities beyond our existing K Certificate and SB Certificate transactions to cost-effectively transfer risk to third parties and reduce taxpayer exposure;

■	Maintaining strong credit and capital management discipline;

■	Operating in a customer focused manner to build business value and support the creation of a strong, long-lasting rental housing system;

■	Leveraging technology to make the multifamily loan process more efficient industry-wide;

■	Fostering innovation through the development of products that expand the availability of workforce housing in the marketplace; and

■	Continuing to provide financing to the multifamily mortgage market and expanding our market presence for workforce housing in line with our mission.
The Multifamily segment provides liquidity and support to the multifamily mortgage market through a variety of activities that include the purchase, guarantee, sale, and/or securitization of multifamily loans and mortgage-related securities. The overall market demand for multifamily loans is generally affected by local and regional economic factors, such as unemployment rates, construction cycles, property prices, preferences for homeownership versus renting, and the relative affordability of single-family homes, as well as certain macroeconomic factors, such as interest rates.
Our primary business model is to acquire multifamily loans for aggregation and then securitization. The returns we generate from these activities are primarily derived from (i) the net interest income we earn on the loans prior to their securitization, (ii) the price received upon securitization of the loans versus the price we paid to acquire the loans, and (iii) the ongoing guarantee fee we receive in exchange for providing our guarantee primarily on the issued senior securities. We evaluate these factors collectively to assess the profitability of any given transaction and to maximize our returns.
Our securitization activities generally (i) provide us with a mechanism to finance our loan product offerings, (ii) reduce our credit risk, interest-rate risk, and liquidity risk exposure on the loans that we purchase, and (iii) reduce our conservatorship capital required under CCF. For multifamily loans that we do not intend to securitize, we may pursue other strategies, including the execution of other CRT products designed to transfer to third parties all or a portion of the loans' credit risk, thereby reducing taxpayer exposure.
Our support of the multifamily market generally begins with our underwriting of the loans that we commit to purchase from our Optigo® network of approved lenders and typically ends with the disposition of those loans, generally through a borrower payoff. Through our support of the multifamily mortgage market, borrowers can obtain lower financing costs, which can benefit renters through lower rental rates and/or improved services or amenities.
Products and Activities

Loan Products
Through our Optigo network of approved lenders, we offer borrowers a variety of loan products for the acquisition, refinance, and/or rehabilitation of multifamily properties. While our Optigo lenders originate the loans that we purchase, we use a prior-approval underwriting approach, in contrast to the delegated underwriting approach used in our Single-family Guarantee segment and Fannie Mae's Delegated Underwriting and Servicing (DUS) program. Under this approach, we maintain credit discipline by completing our own underwriting, credit review, and legal review for each loan prior to issuing a loan purchase commitment, including reviewing third-party appraisals and performing cash flow analysis. We also price every loan or transaction based on the specific terms, structure, and type of execution.
Multifamily loans are typically originated by our Optigo lenders without recourse to the borrower, making repayment dependent on the cash flows generated by the underlying property. Cash flows generated by a property are significantly influenced by vacancy and rental rates, as well as conditions in the local rental market, the physical condition of the property, the quality of property management, and the level of operating expenses.

FREDDIE MAC | 2019 Form 10-K	44

Management's Discussion and Analysis	Our Business Segments | Multifamily

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

■
Targeted affordable housing - Financing provided to borrowers in underserved areas that have restricted units affordable to households with low income (earning up to 80% of AMI) and very-low income (earning up to 50% of AMI) and that typically receive government subsidies.

The amount and type of multifamily loans that we purchase is significantly influenced by the multifamily loan purchase cap that is established by FHFA. In 3Q 2019, FHFA announced a revised multifamily loan purchase cap of $100.0 billion for the five-quarter period from 4Q 2019 through 4Q 2020. This cap applies to all multifamily business activity, with no exclusions. To ensure a strong focus on affordable housing and traditionally underserved markets, at least 37.5% of the multifamily business must be mission-driven, affordable housing over the same five-quarter period. Examples of multifamily loans that qualify as mission-driven, affordable housing include certain senior housing loans, small balance loans, manufactured housing loans, and targeted affordable housing loans.
In addition, the amount and type of multifamily loans that we purchase is influenced by our current business strategy and overall market demand for multifamily loan products.
Index Lock Commitments
We offer borrowers an option to lock the Treasury index component of their fixed interest-rate loans at any time after the loan is under application with an Optigo lender. This option enables borrowers to lock the most volatile part of their coupon, thereby providing an enhanced level of risk mitigation against interest-rate volatility. The index lock commitment period for most loans is 45 days and is generally followed by a loan purchase commitment. We economically hedge our interest-rate exposure from these commitments primarily by entering into pay-fixed, receive-float interest rate swaps. These commitments do not qualify for accounting recognition and therefore temporarily introduce volatility through our hedges in our financial results until they proceed to a loan purchase commitment.

The primary impact to Segment Earnings is:

•
Fair value gains or losses recognized on interest-rate derivatives. These gains or losses are generally offset once an index lock commitment becomes a loan purchase commitment and is accounted for at fair value.

Loan Purchase Commitments
Prior to issuing an unconditional commitment to purchase a multifamily loan, we negotiate with the lender and borrower the specific economic terms and conditions of our commitment, including the loan's purchase price, index, and mortgage spread. Targeted pricing decisions related to the commitment price and/or mortgage spread may affect our profitability and are generally influenced by our current business strategy, the type of loan that we acquire (i.e., whether it qualifies as mission-driven, affordable housing), the amount available under the loan purchase cap, and changing market conditions.
At the time we commit to purchase a multifamily loan, we preliminarily determine our intent with respect to that loan. For commitments to purchase loans that we intend to sell or securitize (i.e., held-for-sale commitments), we may elect the fair value option and therefore recognize and measure these commitments at fair value on our consolidated financial statements. No such election is made for commitments to purchase loans that we intend to hold for the foreseeable future (i.e., held-for-investment commitments), and therefore these commitments are not recognized on our consolidated financial statements.
Our multifamily held-for-sale commitments and held-for-sale loans that are measured at fair value are subject to changes in fair value due to two main risks: (i) interest-rate risk and (ii) spread risk. While we use derivatives to hedge the interest rate-related fair value changes of these assets measured at fair value, we continue to be exposed to spread-related fair value changes. We partially reduce our spread-related fair value exposure by purchasing or entering into certain spread-related derivatives, thereby obtaining some protection against significant adverse movements in market spreads. We refer to the fair value adjustments resulting from changes in these risks, net of any offsetting fair value adjustments from our derivatives, as our holding period fair value gains and losses.

FREDDIE MAC | 2019 Form 10-K	45

Management's Discussion and Analysis	Our Business Segments | Multifamily

The primary impacts to Segment Earnings are:

•	At the commitment date, we recognize the estimated fair value of the held-for-sale commitments where we elected the fair value option;

•
After the commitment date, but prior to purchase, we recognize changes in the fair value of commitments where we elected the fair value option. These fair value adjustments result from changes in the expected pricing of our securitizations due to changes in interest rates and securitization market spreads;

•	Fair value gains or losses recognized on interest-rate derivatives. These changes generally offset interest-rate related fair value changes on the loan purchase commitments; and

•	Fair value gains or losses recognized on spread-related derivatives. These changes may offset spread-related fair value changes on the loan purchase commitments.

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
The vast majority of all new multifamily loan purchases are initially classified as held-for-sale and included in our securitization pipeline. The holding period for loans in our securitization pipeline generally ranges between two and five months, as we aggregate sufficient loans with similar terms and risk characteristics to securitize. For example, loans purchased during the first quarter will generally be used as collateral for securitizations that settle in the second and third quarters of that same year.

The primary impacts to Segment Earnings are:

•
During the holding period, we generally recognize changes in the fair value of loans classified as held-for-sale. These fair value adjustments result from changes in the expected pricing of our securitizations due to changes in interest rates and securitization market spreads;

•	Fair value gains or losses recognized on interest-rate derivatives. These changes generally offset interest-rate related fair value changes on the loans;

•	Fair value gains or losses recognized on spread-related derivatives. These changes may offset spread-related fair value changes on the loans; and

•	Interest income on loans while held in our mortgage-related investments portfolio.

Securitization and Guarantee Products
We enter into various types of securitizations that generally result in the transfer of all or a portion of the underlying collateral's interest-rate risk, liquidity risk, and/or credit risk to third parties. These products make up substantially all of our guarantee portfolio.
The collateral used in our securitization activities can vary and generally includes loans underwritten and purchased by us at loan origination. In our typical securitizations, we guarantee the issued senior securities. In exchange for providing this guarantee, we receive an ongoing guarantee fee that is commensurate with the risks assumed and that will, over the long-term, provide us with guarantee fee income that is expected to exceed the credit-related and administrative expenses of the underlying loans. Structural deal features, such as term, type of underlying loan product, and subordination levels, generally influence the deal's risk profile, which ultimately affects the guarantee fee rate we set at the time of securitization.
Our typical securitization structure and level of subordination are designed to maximize the return we earn when we sell loans for securitization. Depending on the securitization product and subordination levels selected, we may realize a higher (lower) gain on sale, but recognize lower (higher) ongoing guarantee fee income.
We continue to seek new and innovative risk transfer opportunities beyond our current product offerings so that we can provide further liquidity to the multifamily market and reduce taxpayer exposure.
Primary Securitization Products
Our primary securitization products are K Certificates and SB Certificates, which transfer substantially all of the interest-rate risk, liquidity risk, and credit risk of the underlying collateral. The structures of these transactions typically involve the issuance of senior, mezzanine, and subordinated securities that represent undivided beneficial interests in trusts that hold pools of multifamily loans that we previously purchased. The volume of our primary securitizations is generally influenced by the product mix and size of our securitization pipeline, along with market demand for multifamily securities. As shown in the diagram below, in a typical K Certificate transaction, we sell multifamily loans to a non-Freddie Mac securitization trust that issues senior, mezzanine, and subordinated securities, and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. In these transactions, we guarantee the senior securities, but do not

FREDDIE MAC | 2019 Form 10-K	46

Management's Discussion and Analysis	Our Business Segments | Multifamily

issue or guarantee the mezzanine or subordinated securities. As a result, the interest-rate risk, liquidity risk, and a large majority of expected and stress credit risk is sold to third-party investors through securitization, thereby reducing our risk exposure.

K Certificate Transactions

Mortgage Seller
Mortgage Loans
Cash
Freddie Mac
Mortgage Loans
Cash
Guarantee
Cash (Guarantee Fee)
Guarantee
Non-Freddie Mac Trust
Guaranteed Bonds (Senior)
Cash
Freddie Mac Trust
Unguaranteed bonds (subordinate and mezzanine)
Cash
Guaranteed K Certificates
Cash
Investors

■
K Certificates - Regularly issued structured pass-through securities backed by recently originated multifamily loans. This product offers investors a wide range of structural and collateral options that provide for stable cash flows and a structured credit enhancement. While the amount of guarantee fee we receive may vary by collateral type, it is generally fixed for those K Certificate series that we issue with regular frequency (e.g., 5, 7, and 10-year fixed-rate K Certificates and our Floating Rate K Certificates). The guarantee fee received on these standard K Certificates currently ranges between 20 basis points and 45 basis points.

The guarantee fee on K Certificates that we do not issue on a regular basis, such as our single-sponsor K Certificates, is determined based on the specific risks associated with the underlying collateral and the structure of the securitization, including tranche sizes and risk distribution.

■
SB Certificates - Regularly issued securities typically backed by multifamily small balance loans that we underwrite at loan origination and purchase prior to securitization. Similar to our K Certificate transactions, a non-Freddie Mac trust will issue the senior classes of securities, which we guarantee, as well as the unguaranteed subordinated securities. However, unlike our K Certificate transactions, while we may purchase a portion of the senior securities, we generally do not place those securities into a Freddie Mac trust. The guarantee fee we receive in these transactions is generally 35 basis points.

From time to time, we may undertake certain activities to support the liquidity of K Certificates and SB Certificates. For more information, see Risk Factors - Other Risks - The profitability of our multifamily business could be adversely affected by a significant decrease in demand for our K Certificates and SB Certificates.
Other Securitization Products
Our other securitization products involve the issuance of pass-through securities that represent beneficial interests in trusts that hold pools of multifamily loans. The collateral for these securitizations may include loans underwritten and purchased by us at loan origination and loans we do not own prior to securitization and that we underwrite after (rather than at) origination.

FREDDIE MAC | 2019 Form 10-K	47

Management's Discussion and Analysis	Our Business Segments | Multifamily

Summary of Our Primary Business Model and Its Impacts to Segment Earnings
The following diagram summarizes the activities included in our primary business model and the corresponding impacts to our Segment Earnings.
Other Guarantee Products

■
Other mortgage-related guarantees - We guarantee mortgage-related assets held by third parties in exchange for guarantee fee income, without securitizing those assets. For example, we provide guarantees on certain tax-exempt multifamily housing revenue bonds secured by low- and moderate-income multifamily loans.

Other CRT Products
For the multifamily assets for which we have not transferred credit risk through securitization, we may pursue other strategies to reduce our risk exposure. Our other CRT products include the following:

■
MCIP - We purchase insurance coverage underwritten by a group of insurers and/or reinsurers that generally provide first loss and/or mezzanine loss credit protection. These transactions are similar in structure to the ACIS contracts purchased by the Single-family Guarantee segment, except the reference pool, in addition to loans, may include bonds underlying our other mortgage-related guarantees. When specific credit events occur, we receive compensation from the insurance policy up to an aggregate limit based on actual losses. We require our counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies.

■
SCR notes - Through the issuance of our SCR notes, which are unsecured and unguaranteed corporate debt obligations, we transfer to third parties a portion of the credit risk of the loans underlying certain of our consolidated other securitizations and certain of our other mortgage-related guarantees. The interest we pay on our SCR notes effectively reduces the guarantee fee income we would otherwise earn on the other mortgage-related guarantees. SCR notes are generally similar in structure to our Single-family Guarantee segment's STACR debt notes.

In addition to our other CRT products, we engage in whole loan sales, including sales of loans to funds to which we may also provide secured financing, to eliminate our interest-rate risk, liquidity risk, and credit risk exposure to certain loans.
For additional information on multifamily credit enhancements, see Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors.
Investing Activities

■	Mortgage loans - We hold a portfolio of multifamily loans as part of a buy-and-hold investment strategy. However, this strategy is not part of our primary business model.

■	Mortgage-related securities - Depending on market conditions and our business strategy, we may purchase or sell guaranteed K Certificates or SB Certificates at issuance or in the secondary market.

■
Other investments - We invest in certain non-mortgage investments, including LIHTC partnerships and other secured lending activities. These LIHTC partnerships invest directly in limited partnerships that own and operate affordable multifamily rental properties that generate federal income tax credits and deductible operating losses.

FREDDIE MAC | 2019 Form 10-K	48

Management's Discussion and Analysis	Our Business Segments | Multifamily

Customers

Our multifamily loan activity is generally sourced through our Optigo network of approved lenders, who are primarily non-bank real estate finance companies and banks. We generally provide post-construction financing to apartment project operators with established performance records. The following charts show the concentration of our 2019 multifamily new business activity by our largest sellers and loan servicing by our largest servicers as of December 31, 2019. Any seller or servicer with a 10% or greater share is listed separately.
Percentage of New Business Activity(1)
(1) Excludes LIHTC new business activity.

Percentage of Servicing Volume(2)
(2) Percentage of servicing volume is based on the total multifamily mortgage portfolio, which includes loans where we do not exercise servicing control.
Competition

We compete on the basis of price, service and products, including our use of certain securitization structures. Our principal competitors in the multifamily market are Fannie Mae, FHA, commercial and investment banks, CMBS conduits, savings institutions, and life insurance companies.

FREDDIE MAC | 2019 Form 10-K	49

Management's Discussion and Analysis	Our Business Segments | Multifamily

Business Results

The graphs, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity for the Year Ended December 31,

Acquisition of Units by AMI for the Year Ended December 31,

■
In 3Q 2019, FHFA announced a revised loan purchase cap structure for the multifamily business. The loan purchase cap will be $100.0 billion for the five-quarter period from 4Q 2019 through 4Q 2020 and applies to all multifamily business activity, with no exclusions. To ensure a strong focus on affordable housing and traditionally underserved markets, at least 37.5% of the new multifamily business must be mission-driven, affordable housing over the same five-quarter period.

■
During 4Q 2019, our total new business activity subject to the new cap was $17.5 billion. Approximately 36% of this activity was mission-driven, affordable housing. Furthermore, during 2019, we continued our support of workforce housing through our continued purchases of manufactured housing community loans and small balance loans.

■
Outstanding commitments, including index lock commitments and commitments to purchase or guarantee multifamily assets, were $14.6 billion and $18.7 billion as of December 31, 2019 and December 31, 2018, respectively.

■
Our new business activity was slightly higher for 2019 than 2018 due to continued strong demand for multifamily financing and healthy multifamily market fundamentals driving continued growth in overall multifamily mortgage debt outstanding.

■
The portion of our new mortgage loan purchase activity that was classified as held-for-sale and intended for our securitization pipeline decreased to 87% in 2019 from 93% in 2018 due to an increase in the issuance of fully guaranteed and consolidated other securitizations as we continued to refine the disposition path for certain loan products. The purchase activity that remained in our securitization pipeline as of December 31, 2019, combined with market demand for our securities, will be a driver for our primary securitizations in the first two quarters of 2020.

FREDDIE MAC | 2019 Form 10-K	50

Management's Discussion and Analysis	Our Business Segments | Multifamily

Securitization, Guarantee, and Risk Transfer Activity

Securitization and Guarantee Activities for the Year Ended December 31,

■	Total securitization UPB increased during 2019 compared to 2018, primarily due to a higher volume of fully guaranteed other securitizations.

■	Approximately 90% and 91% of total securitization UPB related to our primary securitizations during 2019 and 2018, respectively.

■
The average guarantee fee rate on new guarantee contracts increased slightly during 2019 compared to 2018, primarily driven by a higher volume of fully guaranteed other securitizations that have higher negotiated guarantee fee rates due to the lack of structural subordination.

■
In addition to the credit risk we transferred to third parties through our securitizations, we obtained credit protection up to $0.2 billion and $0.1 billion on $3.0 billion and $1.8 billion of UPB through our other CRT products and loss sharing arrangements during 2019 and 2018, respectively.

■	We further reduced our risk exposure through loan sales to whole loan funds of $2.6 billion and $1.3 billion in UPB during 2019 and 2018, respectively.

FREDDIE MAC | 2019 Form 10-K	51

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio and Market Support

The following table summarizes our multifamily portfolio and our support of the multifamily market.
Table 14 - Multifamily Portfolio and Market Support

(In millions)	December 31, 2019	December 31, 2018
Guarantee portfolio:
Primary securitizations	$240,134	$210,419
Other securitizations	20,205	16,499
Other mortgage-related guarantees	10,514	10,405
Total guarantee portfolio	270,853	237,323
Mortgage-related investments portfolio:
Unsecuritized mortgage loans held-for-sale	18,954	23,959
Unsecuritized mortgage loans held-for-investment	10,831	10,828
Mortgage-related securities(1)	5,889	7,385
Total mortgage-related investments portfolio	35,674	42,172
Other investments(2)	2,945	708
Total multifamily portfolio	309,472	280,203
Add: Unguaranteed securities(3)	40,666	35,835
Less: Acquired mortgage-related securities(4)	(5,709)	(7,160)
Total multifamily market support	$344,429	$308,878

(1)	Includes mortgage-related securities acquired by us from our securitizations.

(2)	Includes the carrying value of LIHTC investments and the UPB of non-mortgage loans, including financing provided to whole loan funds.

(3)	Reflects the UPB of unguaranteed securities issued as part of our securitizations and amounts related to loans sold to whole loan funds that were not financed by Freddie Mac.

(4)
Reflects the UPB of mortgage-related securities that were both issued as part of our securitizations and acquired by us. This UPB must be removed from the mortgage-related securities balance to avoid double-counting the exposure, as it is already reflected within the guarantee portfolio or unguaranteed securities.

■
Our total multifamily portfolio increased during 2019, primarily due to our strong loan purchase and securitization activity. We expect continued growth in our total portfolio in 2020 as purchase and securitization activities should outpace run off.

■	At December 31, 2019, approximately 75% of our held-for-sale loans were fixed-rate, while the remaining 25% were floating-rate.

■
As of December 31, 2019, we had cumulatively transferred the large majority of expected and stress credit risk on the multifamily guarantee portfolio primarily through subordination in our securitizations. In addition, nearly all of our securitization activities shifted substantially all of the interest-rate and liquidity risk associated with the underlying collateral away from Freddie Mac to third-party investors.

■
We earn guarantee fees in exchange for providing our guarantee of some or all of the securities we issue as part of our securitizations. The average guarantee fee rate that we earn on our guarantee portfolio was 37 bps, and the average remaining guarantee term was eight years, as of both December 31, 2019 and December 31, 2018. While we expect to earn future guarantee fees at the average guarantee fee rate over the average remaining guarantee term, the actual amount earned will depend on the performance of the underlying collateral subject to our financial guarantee.

FREDDIE MAC | 2019 Form 10-K	52

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield

Net Interest Yield & Average Investment Portfolio Balance

■	2019 vs. 2018

●
Net interest yield increased primarily due to a higher yield and higher prepayment income received from mortgage-related securities, coupled with lower funding costs on our held-for-sale mortgage loans driven by lower interest rates.

●
The weighted average investment portfolio balance of interest-earning assets decreased due to a reduction of our unsecuritized held-for-investment loans as we securitized more of these loans into fully guaranteed and consolidated other securitizations.

■	2018 vs. 2017

●
Net interest yield increased primarily due to higher prepayment income received from mortgage-related securities, coupled with an increase in our interest-only security holdings which generally have higher yields relative to our non-interest-only securities and loans, partially offset by higher average funding costs on our held-for-sale mortgage loans driven by higher interest rates.

FREDDIE MAC | 2019 Form 10-K	53

Management's Discussion and Analysis	Our Business Segments | Multifamily

K Certificate Benchmark Spreads

K Certificate Benchmark Spreads as of December 31,
Source: Independent Dealers

■
The valuation of our securitization pipeline and held-for-sale commitments for which we have elected the fair value option, along with the profitability of our primary securitization product, the K Certificate, are affected by both changes in K Certificate benchmark spreads and deal-specific attributes, such as tranche size, risk distribution, and collateral characteristics (loan term, coupon type, prepayment restrictions, and underlying property type). These market spread movements and deal-specific attributes contribute to our earnings volatility, which we manage by controlling the size of our securitization pipeline and by entering into certain spread-related derivatives. Spread tightening generally results in fair value gains, while spread widening generally results in fair value losses.

■	K Certificate benchmark spreads generally tightened during 2019, primarily resulting in spread-related fair value gains on our held-for-sale mortgage loans and commitments.

FREDDIE MAC | 2019 Form 10-K	54

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of the Segment Earnings and comprehensive income for our Multifamily segment.
Table 15 - Multifamily Segment Financial Results

				Year Over Year Change
	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	$	%	$	%
Net interest income	$1,069	$1,096	$1,206	($27)	(2)%	($110)	(9)%
Guarantee fee income	1,101	861	750	240	28	111	15
Investment gains (losses), net	576	16	1,516	560	3,500	(1,500)	(99)
Other income (loss)	108	129	75	(21)	(16)	54	72
Net revenues	2,854	2,102	3,547	752	36	(1,445)	(41)
Credit-related expense	(18)	9	(30)	(27)	(300)	39	130
Administrative expense	(503)	(437)	(395)	(66)	(15)	(42)	(11)
Other expense	(41)	(36)	(48)	(5)	(14)	12	25
Operating expense	(544)	(473)	(443)	(71)	(15)	(30)	(7)
Segment Earnings before income tax expense	2,292	1,638	3,074	654	40	(1,436)	(47)
Income tax expense	(465)	(319)	(1,060)	(146)	(46)	741	70
Segment Earnings, net of taxes	1,827	1,319	2,014	508	39	(695)	(35)
Total other comprehensive income (loss), net of tax	101	(83)	(77)	184	222	(6)	(8)
Total comprehensive income (loss)	$1,928	$1,236	$1,937	$692	56%	($701)	(36)%
Key Drivers:

■	2019 vs. 2018

●	Net interest income remained relatively flat.

●
Increase in guarantee fee income primarily driven by continued growth in our multifamily guarantee portfolio, coupled with lower fair value losses on our guarantee asset due to declining interest rates.

●
Higher investment gains (net of other comprehensive income) primarily driven by higher fair value gains on held-for-sale commitments due to targeted price increases related to changing market conditions and spread tightening.

■	2018 vs. 2017

●
Lower net interest income due to a decline in our weighted average portfolio balance of interest-earning assets, partially offset by higher net interest yields on an increased balance of interest-only securities.

●
Higher guarantee fee income due to continued growth in our multifamily guarantee portfolio, partially offset by lower average guarantee fee rates on new guarantee business volume and increased fair value losses on our guarantee asset due to rising interest rates.

●
Shift to investment losses (net of other comprehensive income) due to spread widening on mortgage loans and commitments and mortgage-related securities, coupled with lower fair value gains on held-for-sale commitments due to targeted price decreases related to our business strategy.

FREDDIE MAC | 2019 Form 10-K	55

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Capital Markets
Business Overview

The Capital Markets segment supports our strategic goals to exit conservatorship, create a world-class operating platform, and become the leader in housing by:

■	Managing the mortgage-related investments portfolio's risk-versus-return profile using our internal economic framework;

■	Distributing a portion of securitized loans from our cash purchase program through the investment portfolio;

■	Engaging in economically sensible transactions to reduce our less liquid assets;

■	Responding to market opportunities in funding our business activities;

■	Managing our economic interest-rate risk through the use of derivatives and various debt instruments;

■	Attempting to align prepayment profiles for Freddie Mac TBA programs with Fannie Mae's TBA characteristics; and

■	Delivering mortgage capital markets services, including our cash loan purchase program, in conjunction with the Single-family Guarantee segment.
The Capital Markets segment is responsible for managing the majority of our mortgage-related investments portfolio, and providing company-wide treasury and interest-rate risk management functions. In addition, we are responsible for managing our securitization and resecuritization activities related to single-family loans, and supporting multifamily securitizations.
Our mortgage portfolio management activities primarily include single-family unsecuritized loans and purchases and sales of agency mortgage-related securities. In addition, we actively engage in the structuring of our agency mortgage-related securities. Our portfolio management activities also include responsibility for maintaining the other investments portfolio, which is primarily used for short-term liquidity management. However, certain portions of the mortgage-related investments portfolio are not managed by us, including the portions of the portfolio related to multifamily assets, single-family seriously delinquent loans, and the credit risk on single-family performing and reperforming loans.
We provide a company-wide treasury function, primarily managing our funding and liquidity needs on both a short- and long-term basis. The primary activities of the treasury function include issuing, calling and repurchasing other debt and maintaining a portfolio of non-mortgage investments.
Our interest-rate risk management function consolidates and manages the overall interest-rate risk of the company. We actively monitor and economically hedge this risk, primarily through the use of derivative instruments. In addition, we further reduce these interest-rate exposures through active management of our debt funding mix and through the structuring of our investments in mortgage-related securities. We use fair value hedge accounting to reduce the variability in our GAAP earnings due to changes in interest rates.
Finally, the Capital Markets segment is responsible for management of our securitization and resecuritization activities related to single-family loans, which are discussed in more detail in Our Business Segments - Single-Family Guarantee.
We may forgo certain investment opportunities for a variety of reasons, including the limit on the size of our mortgage-related investments portfolio or the risk that an accounting treatment may create earnings variability. For additional information on the limits on the mortgage-related investments portfolio established by the Purchase Agreement and by FHFA, see Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness.
Products and Activities

Investing, Liquidity Management, and Related Activities
In our Capital Markets segment, our objectives are to make appropriate risk and capital management decisions, effectively execute our strategy and be responsive to market conditions. We manage the following types of products:

■
Agency mortgage-related securities - We primarily invest in Freddie Mac mortgage-related securities and may also invest in Fannie Mae and Ginnie Mae mortgage-related securities from time to time. Our activities with respect to these products may include purchases and sales, dollar roll transactions, and structuring activities (e.g., resecuritizing existing agency securities into REMICs and selling some or all of the resulting REMIC tranches).

■	Single-family unsecuritized loans - We acquire single-family unsecuritized loans in two primary ways:

●
Loans acquired through our cash loan purchase program that are awaiting securitization - We securitize most of the loans acquired through our cash loan purchase program into Freddie Mac mortgage-related securities, which may be sold to investors or retained in our mortgage-related investments portfolio; and

●
Seriously delinquent or modified loans that we have removed from our consolidated trusts - Certain of these loans may reperform, either on their own or through modification. Reperforming loans are managed by both the Capital Markets and Single-family Guarantee segments, but are included in the Capital Markets segment's financial

FREDDIE MAC | 2019 Form 10-K	56

Management's Discussion and Analysis	Our Business Segments | Capital Markets

results. Loans that remain seriously delinquent are also managed by both the Capital Markets and Single-family Guarantee segments, but are included in the Single-family Guarantee segment's financial results. We continue to reduce the balance of our seriously delinquent and reperforming loans through a variety of methods, including loss mitigation and foreclosure activities and securitizations and sales. For more information on securitization and sales of seasoned loans, see Our Business Segments - Single-Family Guarantee - Business Overview - Products and Activities - Securitization and Sales of Seasoned Loans.

■
Other investments portfolio - We invest in other investments, including: (i) the Liquidity and Contingency Operating Portfolio, primarily used for short-term liquidity management, (ii) cash and other investments held by consolidated trusts, (iii) investments used to pledge as collateral, and (iv) secured lending activities.

In our secured lending activities: (i) we provide funds to lenders for mortgage loans that they will subsequently either sell through our cash purchase program or securitize into securities that they will deliver to us, (ii) we enter into securities purchased under agreements to resell as a mechanism to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities, and (iii) we provide secured term financing through revolving lines of credit collateralized by the value of contractual mortgage servicing rights on certain mortgages that we own. However, we no longer extend such lines of credit to new customers.

■
Non-agency mortgage-related securities - We generally no longer purchase non-agency mortgage-related securities, and have minimal investments in such securities from our acquisitions in prior years. Our activities with respect to this product are primarily sales. However, we may acquire such securities in connection with our senior subordinate securitization structures backed by seasoned loans. In recent years, we and FHFA reached settlements with a number of institutions to mitigate or recover losses we recognized in prior years.

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

•
Amortization of cost basis adjustments, such as net amortization of loans from our cash purchase program and related debt securities in consolidated trusts and hedge accounting related basis adjustments; and

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
We may undertake various activities to support our presence in the agency securities market or to support the liquidity of our securities, including their price performance relative to comparable Fannie Mae securities. These activities may include the purchase and sale of agency securities, dollar roll transactions, and structuring activities, such as resecuritization of existing agency securities and the sale of some or all of the resulting securities. Depending upon market conditions, there may be substantial variability in any period in the total amount of securities we purchase or sell. The purchase or sale of agency securities could, at times, adversely affect the price performance of our securities relative to comparable Fannie Mae securities.
We may incur costs to support our presence in the agency securities market and to support the liquidity and price performance of our securities. For more information, see Risk Factors - Other Risks - A significant decline in the price performance of or demand for our UMBS could have an adverse effect on the volume and/or profitability of our new single-family guarantee business.

FREDDIE MAC | 2019 Form 10-K	57

Management's Discussion and Analysis	Our Business Segments | Capital Markets

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

■	Medium-term notes - We issue a variety of fixed-rate and variable-rate medium-term notes, including callable and non-callable securities, and zero-coupon securities, with various maturities.

■	Reference Notes® securities - Reference Notes securities are non-callable fixed-rate securities, which we generally issue with original maturities greater than or equal to two years.

■	Securities sold under agreements to repurchase - Collateralized short-term borrowings where we sell securities to a counterparty with an agreement to repurchase those securities at a future date.
In addition, proceeds from STACR debt notes, SCR debt notes, upfront fees and net worth are used to meet the funding needs of the company. We expect the volume of our STACR debt issuance to continue to decline as STACR debt note transactions will be replaced with STACR Trust note transactions. We consider the issuance of these debt notes when managing the treasury function for the company. For a description of STACR debt notes, see Our Business Segments - Single-Family Guarantee - Business Overview - Products and Activities, and for a description of SCR notes, see Our Business Segments - Multifamily - Business Overview - Products and Activities.
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
While our interest-rate risk management activities are primarily focused on reducing our economic interest-rate risk, we also use hedge accounting strategies to reduce our GAAP earnings variability. We use hedge accounting to better align our earnings with the economics of our business, but hedge accounting is not intended to change the investment and portfolio management

FREDDIE MAC | 2019 Form 10-K	58

Management's Discussion and Analysis	Our Business Segments | Capital Markets

decisions that our segment would otherwise make. For more information on our use of hedge accounting see Risk Management - Market Risk - GAAP Earnings Variability and Note 9.
We have participated in transactions that support the development of the Secured Overnight Financing Rate (SOFR) as an alternative rate to LIBOR and expect to continue to do so for the foreseeable future. These transactions include investment in and issuance of SOFR indexed floating-rate debt securities and execution of SOFR indexed derivatives. For additional details on SOFR see Risk Factors - Market Risk - The discontinuance of LIBOR after 2021 could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth. A transition to an alternative reference interest rate could present operational problems and result in market disruption, including inconsistent approaches for different financial products, as well as disagreements with counterparties.

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

Summary of our Primary Business Model and Its Impacts to Segment Earnings

Investing and Related Activities	Funding & Liquidity Management	Interest-Rate Risk Management
Products and Activities	• Agency securities • Single-family loans • Other investments • Non-agency securities	• Discount notes • Medium-term notes • Reference Notes • Securities sold under agreements to resell	• Managing economic and GAAP exposure to changes in interest-rates
Primary Segment Earnings Impacts	• Interest income • Fair value gains or losses • Gain or loss on sale of loans • Amortization of basis adjustments	• Interest expense • Gain or loss on early termination of funding products	• Interest income/expense • Fair value gains or losses on derivatives and instruments in hedge accounting relationships

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

FREDDIE MAC | 2019 Form 10-K	59

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Competition

Our competitors in the Capital Markets segment are firms that invest in loans and mortgage-related assets and issue corporate debt, including Fannie Mae, REITs, supranationals (international institutions that provide development financing for member countries), commercial and investment banks, dealers, savings institutions, insurance companies, the Federal Farm Credit Banks, the FHLBs, and non-bank loan aggregators, who are both our customers and competitors.
Business Results

The graphs and related discussion below present the business results of our Capital Markets segment.
Investing Activity

The following graphs present the Capital Markets segment's total investments portfolio and the composition of its mortgage investments portfolio by liquidity category.
Investments Portfolio as of December 31,

Mortgage Investments Portfolio as of December 31,

■
The balance of our mortgage investments portfolio remained relatively flat from December 31, 2018 to December 31, 2019. See Conservatorship and Related Matters - Managing Our Mortgage-Related Investments Portfolio Over Time for additional details.

■
The balance of our other investments portfolio increased 61.5% primarily due to a higher consolidated trusts account balance driven by higher loan prepayments, coupled with higher near-term cash needs for upcoming maturities and anticipated calls of other debt, and a higher expected loan purchase forecast.

■
The overall liquidity of our mortgage investments portfolio continued to improve as our less liquid assets decreased during 2019. The percentage of less liquid assets relative to our total mortgage investments portfolio declined from 26.6% at December 31, 2018 to 17.9% at December 31, 2019, primarily due to repayments, securitizations, and sales.

■
We continue to participate in transactions that support the development of SOFR as an alternate rate to LIBOR. These transactions include investment in and issuance of SOFR indexed floating-rate debt securities and execution of SOFR indexed derivatives.

FREDDIE MAC | 2019 Form 10-K	60

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Reduction in Less Liquid Assets

Less Liquid Assets as of December 31,

Sales of Less Liquid Assets for the Year Ended December 31,

■
Since 2013, we have focused on reducing, in an economically sensible manner, our holdings of certain less liquid assets, including single-family reperforming loans and non-agency mortgage-related securities. Our disposition strategies for our less liquid assets include securitizations and sales.

■
During 2019, our sales of less liquid assets included $12.9 billion in UPB of reperforming loans using our senior subordinate securitization structures. As part of these transactions, we retained certain of the guaranteed senior securities for our mortgage-related investments portfolio. We also sold $0.5 billion of non-agency mortgage-related securities.

■
In 2018 and 2017, we securitized $1.6 billion and $1.2 billion, respectively, of reperforming loans into Level 1 Securitization Products. We did not execute any such transactions in 2019, as our use of this strategy has declined over time with our primary strategy now utilizing senior subordinate securitization structures.

FREDDIE MAC | 2019 Form 10-K	61

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balances
(Weighted average balance in billions)

■
2019 vs. 2018 - Net interest yield decreased by 28 basis points primarily due to the lower and flatter interest rate environment, coupled with a change in our investment mix, as the other investments portfolio represented a larger percentage of our total investments portfolio, and an increase in amortization expense resulting from higher loan liquidation rates.

■
2018 vs. 2017 - Net interest yield increased by 15 basis points primarily due to higher yields on our newly acquired mortgage-related assets and other investments as a result of increases in interest rates, coupled with a change in our investment mix due to reductions in both our less liquid assets and the percentage of our other investments portfolio relative to our total investments portfolio and larger benefit provided by non-interest bearing funding due to increases in both short-term interest rates and the percentage of non-interest bearing funding relative to our total liabilities.

■	Net interest yield for the Capital Markets segment is not affected by our hedge accounting programs due to reclassifications made for Segment Earnings. See Note 13 for more information.

FREDDIE MAC | 2019 Form 10-K	62

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Financial Results

The table below presents the components of the Segment Earnings and comprehensive income for our Capital Markets segment.
Table 16 - Capital Markets Segment Financial Results

				Year Over Year Change
	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	$	%	$	%
Net interest income	$2,486	$3,217	$3,279	($731)	(23)%	($62)	(2)%
Investment gains (losses), net	(36)	1,803	1,772	(1,839)	(102)	31	2
Other income (loss)	(700)	340	4,913	(1,040)	(306)	(4,573)	(93)
Net revenues	1,750	5,360	9,964	(3,610)	(67)	(4,604)	(46)
Administrative expense	(414)	(365)	(330)	(49)	(13)	(35)	(11)
Other expense	(54)	(11)	(81)	(43)	(391)	70	86
Operating expense	(468)	(376)	(411)	(92)	(24)	35	9
Segment Earnings before income tax expense	1,282	4,984	9,553	(3,702)	(74)	(4,569)	(48)
Income tax expense	(260)	(976)	(3,296)	716	73	2,320	70
Segment Earnings, net of taxes	1,022	4,008	6,257	(2,986)	(75)	(2,249)	(36)
Total other comprehensive income (loss), net of tax	494	(527)	(30)	1,021	194	(497)	(1,657)
Total comprehensive income (loss)	$1,516	$3,481	$6,227	($1,965)	(56)%	($2,746)	(44)%
The portion of total comprehensive income (loss) driven by interest rate-related and market spread-related fair value changes, after-tax, is presented in the table below. These amounts affect various line items in the table above, including investment gains (losses), net, income tax expense, and total other comprehensive income (loss), net of tax.
Table 17 - Capital Markets Segment Interest Rate-Related and Market Spread-Related Fair Value Changes, Net of Tax

				Year Over Year Change
	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	$	%	$	%
Interest rate-related	($0.4)	($0.3)	($0.3)	($0.1)	(33)%	$—	—%
Market spread-related	0.2	0.4	0.8	(0.2)	(50)	(0.4)	(50)
Key Drivers:

■	2019 vs. 2018

●
Net interest income decreased primarily due to the lower and flatter interest rate environment, which also resulted in an increase in amortization expense due to higher loan liquidation rates and a change in our investment mix, as the other investments portfolio represented a larger percentage of our total investments portfolio.

●
Decrease in investment gains (losses), net of $1.8 billion, partially offset by an increase of $1.0 billion in other comprehensive income.  The remaining decline in investment gains (losses) was primarily due to a decline of approximately $0.5 billion in gains from debt repurchase activity and the $0.3 billion increase in interest rate-related and market spread-related fair value losses shown in the table above.  Both of these declines were primarily attributable to the decrease in long-term interest rates. Our derivative volume increased beginning in 2Q 2019 as we updated our interest-rate risk measures to include upfront fees (including buy-downs) related to single-family credit guarantee activity recorded in the single-family segment.  This increase in derivative volume introduced additional volatility in our financial results that primarily drove our interest rate-related fair value losses. See Risk Management - Market Risk for additional information on the effect of market-related items on our comprehensive income.

●
Decrease in other income primarily due to lower net amortization income driven by the timing differences in amortization related to prepayment between debt of consolidated trusts and the underlying loans from our cash purchase program. For further discussion on timing differences in amortization, see MD&A - Consolidated Results of Operations.

■	2018 vs. 2017

●
Net interest income decreased primarily due to the continued reduction in the balance of our mortgage-related investments portfolio. This decrease was partially offset by higher yields on our newly acquired mortgage-related assets and other investments as interest rates increased, coupled with changes in our investment mix due to

FREDDIE MAC | 2019 Form 10-K	63

Management's Discussion and Analysis	Our Business Segments | Capital Markets

reductions in both our less liquid assets and the percentage of our other investments portfolio relative to our total investments portfolio, and larger benefit provided by non-interest bearing funding due to increases in both short-term interest rates and the percentage of non-interest bearing funding relative to our total liabilities.

●
Decrease in investment gains (losses), net (net of other comprehensive income (loss)) primarily due to lower spread-related gains driven by lower non-agency mortgage-related securities balances and relatively flat interest rate-related fair value losses. These interest rate-related fair value losses were mostly offset by the change in fair value of the hedged items attributable to interest-rate risk in our hedge accounting programs. See Risk Management - Market Risk for additional information on the effect of market-related items on our comprehensive income.

●
Decrease in other income primarily due to recognition of $4.5 billion in proceeds received during 2017 from the RBS settlement compared to a $0.3 billion gain recognized from the Nomura judgment during 2018 related to certain of our non-agency mortgage related securities, coupled with lower amortization of debt securities of consolidated trusts during 2018 driven by a decrease in prepayments as a result of higher interest rates. For more information on these settlements, see Note 14.

FREDDIE MAC | 2019 Form 10-K	64

Management's Discussion and Analysis	Our Business Segments | All Other

All Other
Comprehensive Income

The table below shows our comprehensive income (loss) for the All Other category.
Table 18 - All Other Category Comprehensive Income

				Year Over Year Change
	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	$	%	$	%
Comprehensive income (loss) - All Other	$—	$—	($5,405)	$—	—%	$5,405	100%
Key Drivers:

■	2018 vs. 2017 - Changes in comprehensive income (loss) driven by:

●
Higher income tax expense in 2017 due to the revaluation of our net deferred tax asset driven by the Tax Cuts and Jobs Act, which reduced the statutory corporate income tax rate from 35% to 21% for tax years after 2017. For more information on the statutory tax rate change, see Note 12.

FREDDIE MAC | 2019 Form 10-K	65

Management's Discussion and Analysis	Risk Management | Overview

RISK MANAGEMENT
Overview
To achieve our mission of providing liquidity, stability, and affordability to the U.S. housing market, we take risks as an integral part of our business activities. Risk is the possibility that events will adversely affect the achievement of our mission, strategy, and business objectives. Risk can manifest itself in many ways and the responsibility for risk management resides at all levels of the company. We seek to take risks in a safe and sound, well-controlled manner to earn acceptable risk-adjusted returns on both a corporate-wide and, where applicable, transaction basis. Our goal is to maintain a strong risk culture where employees are risk aware, collaborative, and transparent, individually accountable for their decisions, and conduct business in an effective, legal, and ethical manner.
We utilize a risk taxonomy to define and classify risks that we face in operating our business. These risks have the potential to adversely affect our current or projected financial and operational resilience. The risk taxonomy is also the basis for aligning corporate risk policies and standards. The key types of risks are:

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
Enterprise Risk Framework

The enterprise risk framework establishes the foundation for how we manage risk to achieve our objectives and strategies. The enterprise risk framework:

■	Serves as the basis for managing risk in a consistent manner and across a range of stressful conditions;

■	Defines risk roles and responsibilities across the three lines of defense;

■	Provides for independent risk assessment and oversight; and

■	Promotes accountability and transparency in risk management decisions and execution.
The framework includes the following components:

■	Three Lines of Defense - The business lines, with support from the enterprise divisions, ERM, and internal audit, make up the three lines of defense.

■
Risk Culture - The Board and all levels of management support an effective risk culture by establishing and exercising accountability, promoting risk awareness, and by encouraging proactive risk discussions. A strong risk culture reinforces the importance of our risk management strategy, and promotes collaboration and transparency among the three lines of defense.

■
Risk Governance - Risk governance comprises the risk responsibilities of the three lines of defense, the risk committee structure at the division, enterprise, and Board levels, and reporting and escalation requirements.

■
Risk Appetite - The risk appetite is the aggregate level and types of risk that the Board and management are willing to assume to achieve the company's strategic objectives. The risk appetite is integrated and aligned with the strategic plans for the company and each business segment.

■
Risk Authority - The Board delegates authority to the CEO. The CEO delegates authority to members of executive management. Authority delegated from the CEO is subject to limitations set forth in corporate risk policies or standards approved by the CRO or his/her delegate.

■
Corporate Risk Policies and Standards - Corporate risk policies provide clarity on roles and responsibilities, establish approval requirements for risk decisions, and define escalation and reporting requirements. Corporate risk standards provide the minimum requirements to implement corporate risk policies and may also establish approval requirements for risk decisions.

■
Capital Framework - We use both FHFA's CCF and internal capital methodologies to measure risk for making economically effective decisions. See Liquidity and Capital Resources - Capital Resources - Conservatorship Capital Framework.

FREDDIE MAC | 2019 Form 10-K	66

Management's Discussion and Analysis	Risk Management | Overview

■
Risk-Adjusted Return - We use risk-adjusted return, based on the CCF, to measure ROCC of business lines, transactions, and initiatives. We seek to achieve acceptable risk-adjusted returns consistent with pre-set targets.

■
Risk Profile - The risk profile is a point-in-time assessment and measurement of inherent and/or residual risk for a specific risk type, measured at a divisional or enterprise level for the relevant risk types. The risk profile considers risk trends, the impact of emerging, escalated, and top risks, control performance, and risk indicators. The risk profile also incorporates results from stress testing or scenario analysis, judgmental evaluation of external and internal factors, or any development that may affect performance relative to the strategy and business objectives.

Enterprise Risk Governance Structure

We manage risk using a three-lines-of-defense risk management model and governance structure that includes enterprise-wide oversight by the Board and its committees, the CRO, the CCO, and our corporate ERC.
The information and diagram below present the responsibilities associated with our three-lines-of-defense risk management model and our risk governance structure. The risk governance structure also includes division risk committees to actively discuss and monitor business-specific risk profiles, risk decisions, and risk appetite metrics, limits and thresholds, and risk type committees to oversee specific risk types that are present in and span across business lines.
For more information on the role of the Board and its committees, see Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board and Committee Information.

FREDDIE MAC | 2019 Form 10-K	67

Management's Discussion and Analysis	Risk Management | Overview

Board of Directors

- Provides enterprise-wide risk oversight, including through its committees
- Evaluates the company's performance against the Corporate Scorecard and Strategic Plan goals related to risk management

Board Risk Committee

- Approves the ERP, which establishes the enterprise risk framework and the enterprise risk appetite, metrics, limits, and thresholds
- Assists the Board in the oversight of our enterprise risk framework
- Reviews significant enterprise risk exposures, risk management strategies, and top and emerging risks
- Reviews changes to key business practices and new business initiatives that may significantly alter the enterprise risk profile

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

Enterprise Risk Committee

- Established by the CEO and chaired by the CRO, comprising members of senior management
- Monitors, coordinates, and oversees the risk profile of each business line and the management of the company's risk consistent with the ER Policy
- Reviews aggregate enterprise-wide key risks, including top, emerging, and elevated risk exposures

1 FIRST LINE OF DEFENSE

Business Lines

- Responsible, with support from our Enterprise divisions, for identifying, measuring, monitoring, controlling, and reporting risks in adherence to the established risk appetite, risk limits, risk thresholds, and risk policies and standards approved by senior management and/or our Board or the Board Committees

2 SECOND LINE OF DEFENSE

Enterprise Risk Management

- Responsible for risk leadership and independent oversight of risk across the company
- Develops the enterprise risk framework and issues corporate risk policies and standards which include establishing a risk taxonomy, risk appetite, risk limits, and other monitoring metrics and indicators
- Monitors, evaluates, and reports on our performance against the enterprise risk framework and corporate risk policies and standards, including oversight and escalation of risk issues as appropriate
- Responsible for approval of significant risk activities
- Responsible for reporting on aggregate risk to senior management, the Board, and the Board Risk Committee
- Provides oversight of first line risk management activities

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

FREDDIE MAC | 2019 Form 10-K	68

Management's Discussion and Analysis	Risk Management | Credit Risk

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
In the sections below, we provide a general discussion of our enterprise risk framework and current risk environment for mortgage credit risk and for counterparty credit risk.
Single-Family Mortgage Credit Risk

We manage our exposure to single-family mortgage credit risk, which is a type of consumer credit risk, using the following principal strategies:

■	Maintaining prudent underwriting standards and quality control practices and managing seller/servicer performance;

■	Transferring credit risk to third-party investors;

■	Monitoring loan performance and characteristics;

■	Engaging in loss mitigation activities; and

■	Managing foreclosure and REO activities.
Maintaining Prudent Underwriting Standards and Quality Control Practices and Managing Seller/Servicer Performance

We employ multiple strategies to maintain loan quality and data transparency:

■	Underwriting standards, as published in our Guide and incorporated in Freddie Mac Loan AdvisorSM, establish the requirements for eligibility, documentation, and representations and warranties;

■
Loan quality control practices, including post-close credit review and the underwriting defects repurchase process, help to ensure that the loan origination process is in compliance with our Guide and that loans perform at or above expected levels; and

■	Robust seller/servicer management, including in-house quality control and performance monitoring, provides that quality control is maintained for loans sold and/or serviced by third-parties.
Underwriting Standards
We use a delegated underwriting process in connection with our acquisition of single-family loans whereby we set eligibility and underwriting standards, and sellers represent and warrant to us that loans they sell to us meet these standards. Our eligibility and underwriting standards are used to assess loans based on a number of characteristics.
Limits are established on the purchase of loans with certain higher risk characteristics. These limits are designed to balance our credit risk exposure while supporting affordable housing in a responsible manner. Our purchase guidelines generally provide for a maximum original LTV ratio of 97% for creditworthy first-time homebuyers and for a targeted segment of creditworthy borrowers meeting certain AMI requirements under our affordable housing initiatives, a maximum original LTV ratio of 95% for all other home purchase and no cash out refinance loans, a maximum original LTV ratio of 80% for cash-out refinance loans, and no maximum LTV ratio for fixed-rate HARP loans and fixed-rate Enhanced Relief Refinance program loans. In July 2019, we lowered the AMI requirements under our Home Possible loan initiative which will reduce the amount of 97% LTV loans we buy under the initiative.
Loan Advisor is our main tool for assessing loan eligibility and documentation. Loan Advisor is a set of integrated software applications and services designed to give lenders access to our view of risk, loan quality, and eligibility during the origination process, which promotes efficient commerce between lenders and Freddie Mac. As a key component of Loan Advisor, Loan Product Advisor® takes advantage of proprietary data models and intelligent automation to ensure all loans meet our

FREDDIE MAC | 2019 Form 10-K	69

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

underwriting standards. Loan Product Advisor features innovative tools and offerings leveraging algorithms to enhance the origination process and generates an assessment of a loan’s credit risk and overall quality.
Historically, the majority of our purchase volume was assessed using either Loan Product Advisor, Fannie Mae's comparable software Desktop Underwriter (DU), or the seller's proprietary automated underwriting system. During 2019, we initiated steps to require the loans we purchase to be assessed by one of Freddie Mac's proprietary underwriting software tools, Loan Product Advisor or Loan Quality Advisor®, prior to purchase. We have made significant progress in this initiative such that by the end of 2019, the majority of loans we purchase are now assessed by Freddie Mac proprietary software ensuring their compatibility with our risk appetite and reducing the volume of loans we acquire with layered risk.
With Loan Advisor, lenders can actively monitor representation and warranty relief earlier in the mortgage loan production process. Loan Advisor offers limited representation and warranty relief for certain loan components that satisfy automated data analytics related to appraisal quality, valuation, borrower assets, and borrower income. In general, limited representation and warranty relief is only offered when information provided by lenders is validated through the use of independent data sources.
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
Quality Control Practices
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
We use a standard quality control process that facilitates more timely reviews and is designed to identify breaches of representations and warranties early in the life of the loan. Proprietary tools, such as Quality Control Advisor®, provide greater transparency into our customer quality control reviews.
Managing Seller/Servicer Performance
We actively monitor seller and servicer performance, including compliance with our standards. We maintain approval standards for our seller/servicers, which include requiring our sellers to maintain an in-house quality control program with written procedures that operates independently of the seller’s underwriting and origination functions. We monitor servicer performance using our Servicer Success Scorecard and periodically review our seller/servicers’ operational processes. We also periodically change seller/servicer guidelines based on the results of our mortgage portfolio monitoring, if warranted.
Loan Purchase Credit Characteristics
The credit quality of our single-family loan purchases remains strong by historical standards. Risk decreased during 2019 as our refinance volume increased due to declining interest rates and the reduction in the volume of higher risk loans we acquire, including loans with layered risk. The graphs below show the credit profile of the single-family loans we purchased or guaranteed in each of the last three years.

FREDDIE MAC | 2019 Form 10-K	70

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Weighted Average Original LTV Ratio

Weighted Average Original Credit Score (1)
(1) Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion).

The table below contains additional information about the single-family loans we purchased or guaranteed in the last three years.
Table 19 - Single-Family New Business Activity

	Year Ended December 31,
	2019		2018		2017
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
30-year or more amortizing fixed-rate	$389,515	86%	$266,995	87%	$275,677	80%
20-year amortizing fixed-rate	15,381	3	8,373	3	12,338	4
15-year amortizing fixed-rate	43,164	10	28,878	9	45,597	13
Adjustable-rate	5,257	1	3,848	1	9,841	3
FHA/VA and other governmental	164	—	103	—	113	—
Total	$453,481	100%	$308,197	100%	$343,566	100%

Percentage of purchases
DTI ratio > 45%		14%		18%		13%
Detached/townhome property type		92		92		91
Primary residence		90		90		89
Loan purpose
Purchase		55		69		58
Cash-out refinance		18		19		22
Other refinance		27		12		20

FREDDIE MAC | 2019 Form 10-K	71

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Transferring Credit Risk to Third-Party Investors

Types of Credit Enhancements
Our Charter requires coverage by specified credit enhancements or participation interests on single-family loans with LTV ratios above 80% at the time of purchase. Most of our loans with LTV ratios above 80% are protected by primary mortgage insurance, which provides loan-level protection against loss up to a specified amount, the premium for which is typically paid by the borrower. Generally, an insured loan must be in default and the borrower's interest in the underlying property must have been extinguished, such as through a short sale or foreclosure sale, before a claim can be filed under a primary mortgage insurance policy. The mortgage insurer has a prescribed period of time within which to process a claim and make a determination as to its validity and amount.
In addition to obtaining credit enhancements required by our Charter, we also enter into various CRT transactions in which we transfer mortgage credit risk to third parties. The table below contains a summary of the types of credit enhancements we use to transfer credit risk on our single-family loans. See Single-Family Guarantee - Business Overview - Products and Activities for more information on our CRT transactions.

Category	Products	CRT	Coverage type	Accounting treatment
Primary mortgage insurance	Primary mortgage insurance	No	Front-end	Attached
STACR	STACR Trust notes	Yes	Back-end	Freestanding
	STACR debt notes	Yes	Back-end	Debt
Insurance/reinsurance	ACIS	Yes	Back-end	Freestanding
	AFRM	Yes	Front-end	Freestanding
	IMAGIN	Yes	Front-End	Freestanding
Subordination	Senior subordinate securitization structures backed by seasoned loans (non-consolidated)	Yes	Back-end	Attached
	Senior subordinate securitization structures backed by recently originated loans (consolidated)	Yes	Back-end	Debt
Lender risk-sharing	Lender risk sharing	Yes	Front-end	Freestanding
Credit Enhancement Coverage for Single-Family Credit Guarantee Portfolio
The tables below provide information on the total protected UPB and maximum coverage associated with credit enhanced loans in our single-family credit guarantee portfolio as of December 31, 2019 and December 31, 2018, respectively.
Table 20 - Details of Credit Enhanced Loans in Our Single-Family Credit Guarantee Portfolio

	Outstanding as of December 31, 2019
	Protected UPB(1)	Percentage of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
(Dollars in millions)	Total	Total	First Loss(3)	Mezzanine	Total
Primary mortgage insurance	$421,870	21%	$107,690	$—	$107,690
STACR	824,359	41	5,874	19,238	25,112
Insurance/reinsurance	863,149	43	2,483	7,674	10,157
Subordination	44,941	2	2,608	2,791	5,399
Lender risk-sharing	24,078	1	5,077	580	5,657
Other	1,056	—	1,051	—	1,051
Less: UPB with multiple CRT and/or other credit enhancements	(1,058,402)	(52)	—	—	—
Single-family credit guarantee portfolio with credit enhancement	1,121,051	56	124,783	30,283	155,066
Single-family credit guarantee portfolio without credit enhancement	873,398	44	—	—	—
Total	$1,994,449	100%	$124,783	$30,283	$155,066

FREDDIE MAC | 2019 Form 10-K	72

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

	Outstanding as of December 31, 2018
	Protected UPB(1)	Percentage of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
(Dollars in millions)	Total	Total	First Loss(3)	Mezzanine	Total
Primary mortgage insurance	$378,594	20%	$96,996	$—	$96,996
STACR	766,415	40	3,777	18,845	22,622
Insurance/reinsurance	808,484	43	1,706	7,572	9,278
Subordination	41,277	2	1,923	2,046	3,969
Lender risk-sharing	17,458	1	4,830	340	5,170
Other	1,305	—	1,290	—	1,290
Less: UPB with multiple CRT and/or other credit enhancements	(991,109)	(52)	—	—	—
Single-family credit guarantee portfolio with credit enhancement	1,022,424	54	110,522	28,803	139,325
Single-family credit guarantee portfolio without credit enhancement	873,762	46	—	—	—
Total	$1,896,186	100%	$110,522	$28,803	$139,325

(1)
For STACR and certain insurance/reinsurance transactions (e.g., ACIS), represents the UPB of the assets included in the reference pool. For other insurance/reinsurance transactions, represents the UPB of the assets covered by the insurance policy. For subordination, represents the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities.

(2)
For STACR transactions, represents the outstanding balance held by third parties. For insurance/reinsurance transactions, represents the remaining aggregate limit of insurance purchased from third parties. For subordination, represents the outstanding UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.

(3)	First loss includes the most subordinate securities (i.e., B tranches) in our STACR transactions and their equivalent in ACIS and other CRT transactions.
We had coverage remaining of $155.1 billion and $139.3 billion on our single-family credit guarantee portfolio as of December 31, 2019 and December 31, 2018, respectively. CRT transactions provided 29.8% and 29.4% of the coverage remaining at those dates.
The table below provides information on the credit-enhanced and non-credit-enhanced loans in our single-family credit guarantee portfolio. The credit enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit protection.
Table 21 - Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Credit Guarantee Portfolio

	As of December 31,
	2019		2018		2017
(Percentage of portfolio based on UPB)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
Credit-enhanced
Primary mortgage insurance	21%	0.79%	20%	0.86%	18%	1.43%
Other	55	0.40	48	0.31	37	0.53
Non-credit-enhanced	45	0.70	47	0.83	56	1.16
Total	N/A	0.63%	N/A	0.69%	N/A	1.08%
Credit Enhancement Expenses and Recoveries
The recognition of expenses and estimated probable recoveries associated with credit enhancements in our consolidated financial statements depends on the type of credit enhancement as follows:

■
Attached credit enhancements - Attached credit enhancements are obtained contemporaneously with, and in contemplation of, the origination of a financial instrument, and effectively travel with the financial instrument upon sale. Attached credit enhancements are accounted for on a net basis with the associated financial instrument. As a result, we do not explicitly recognize a separate expense in our consolidated statements of comprehensive income for attached credit enhancements. Rather, the cost of attached credit enhancements is reflected as lower revenue. For example, we charge a lower guarantee fee for a loan with primary mortgage insurance than we otherwise would for the same loan without primary mortgage insurance. Similarly, credit losses on loans with attached credit enhancements are accounted for on a net basis. We do not recognize a provision for credit losses on loans with attached credit enhancements unless the estimated incurred loss exceeds the amount of credit protection provided by the attached credit enhancement and do not separately recognize a recovery asset. For additional information on the effect of attached credit enhancements on our credit losses, see the Monitoring Loan Performance and Characteristics - Credit Losses and Recoveries section below.

FREDDIE MAC | 2019 Form 10-K	73

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

■
Freestanding credit enhancements - Freestanding credit enhancements are contracts that are entered into separately and apart from any other financial instruments or entered into in conjunction with some other transaction and are legally detachable and separately exercisable. Freestanding credit enhancements are accounted for on a gross basis separately from the associated financial instrument. We recognize the payments we make to transfer credit risk under freestanding credit enhancements as credit enhancement expense. We recognize expected recoveries from freestanding credit enhancements as separate assets when the claim for recovery is deemed probable, which typically occurs at the same time we recognize a provision for credit losses on the associated loan.

■
Debt with embedded credit enhancements - Credit enhancements that are structured as debt issuances are accounted for on a gross basis separately from the associated mortgage loan. We primarily recognize expenses associated with debt with embedded credit enhancements as interest expense. We recognize recoveries from debt with embedded credit enhancements as debt extinguishment gains within investment gains (losses) when the loss confirming event occurs and we are legally released from our debt obligation, which typically occurs after we recognize a provision for credit losses on the associated loan. Such recoveries have not been significant. We no longer issue debt with embedded credit enhancements as part of our primary CRT strategy and therefore expect the effect of these transactions on our financial results to become less significant over time.

Certain of our credit enhancements are accounted for at fair value, with changes in fair value recognized in earnings as a component of investment gains (losses), net. See Note 6 for additional information on our credit enhancements.
The table below contains details on the costs associated with our single-family credit enhancements.
Table 22 - Details of Single-Family Credit Enhancement Expense

	Year Ended December 31,
(In millions)	2019	2018	2017
Credit enhancement costs: (1)
Credit enhancement expense	($693)	($402)	($263)
Interest expense related to CRT debt	(1,060)	(1,047)	(808)
Total costs	(1,753)	(1,449)	(1,071)

Estimated reinvestment income from proceeds of CRT debt issuance	360	372	180
Single-family credit enhancement expense	($1,393)	($1,077)	($891)

(1)	Excludes fair value gains and losses on CRT derivatives and CRT debt recorded at fair value. See MD&A - Consolidated Results of Operations for additional information on these items.
Impact of CRT Transactions on Conservatorship Capital
We use FHFA's risk-based CCF guidelines to determine the amount of total conservatorship capital needed for our single-family credit guarantee portfolio. We reduce the amount of conservatorship capital needed for credit risk by shifting the risk of credit losses from Freddie Mac to third-party investors through our CRT transactions, primarily our STACR and ACIS transactions. The table below presents information on the impact of certain CRT transactions on the amount of capital needed for credit risk (conservatorship credit capital) pursuant to the CCF. For more information on the CCF, see Liquidity and Capital Resources - Capital Resources - Conservatorship Capital Framework.
Table 23 - Reduction in Conservatorship Credit Capital (1) as a Result of Certain CRT Transactions

	As of December 31, 2019			As of December 31, 2018
(Dollars in billions)	Single-Family Credit Guarantee Portfolio	Single-Family Credit Guarantee Portfolio - covered by certain CRT transactions	Single-Family Credit Guarantee Portfolio - Other	Single-Family Credit Guarantee Portfolio	Single-Family Credit Guarantee Portfolio - covered by certain CRT transactions	Single-Family Credit Guarantee Portfolio - Other
Conservatorship credit capital prior to CRT (2)	$31.9	$16.1	$15.8	$29.8	$14.6	$15.2
Conservatorship credit capital reduced by CRT (3)	(11.8)	(11.8)	—	(9.3)	(9.3)	—
Conservatorship credit capital needed after CRT	$20.1	$4.3	$15.8	$20.5	$5.3	$15.2
Reduction in conservatorship credit capital (%) (4)	37.0%	73.3%	—%	31.2%	63.7%	—%
UPB	$1,994	$945	$1,049	$1,896	$875	$1,021
% of portfolio	100%	47%	53%	100%	46%	54%

(1)
Conservatorship credit capital figures for each period are based on the CCF in effect during the period. The CCF in effect as of December 31, 2019 was largely unchanged from the CCF as of December 31, 2018. The conservatorship credit capital figures for 2019 are preliminary and subject to change until official submission to FHFA.

FREDDIE MAC | 2019 Form 10-K	74

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

(2)
Represents the total conservatorship credit capital prior to CRT on the outstanding balance of our single-family credit guarantee portfolio as of December 31, 2019 and December 31, 2018 based on prescribed CCF guidelines.

(3)
Represents the amount of conservatorship credit capital released from certain CRT transactions, including STACR, ACIS/AFRM, certain senior subordination securitization structures, and certain lender risk-sharing transactions, based on prescribed CCF guidelines.

(4)	Calculated as conservatorship credit capital reduced by CRT divided by conservatorship credit capital prior to CRT.
Monitoring Loan Performance and Characteristics

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
Delinquency Rates
Our single-family serious delinquency rate declined in 2019 compared to 2018 due to the continued shift in the single-family credit guarantee portfolio mix, as the legacy and relief refinance loan portfolio runs off and we add higher credit quality loans to our core single-family loan portfolio. This decline is also attributable to our continued loss mitigation efforts and sales of certain seriously delinquent loans, as well as home price appreciation and a low unemployment rate.
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
Portfolio Composition and Credit Losses

Serious Delinquency Rates as of December 31,

FREDDIE MAC | 2019 Form 10-K	75

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Loan Characteristics
The table below contains a description of some of the loan characteristics we monitor in our single-family credit guarantee portfolio.

Characteristic	Description	Impact on Credit Quality
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
Credit score
Statistically-derived number used by lenders to assess a borrower's likelihood to repay debt. We use FICO scores, which are currently the most commonly used credit scores for mortgages. Original credit score represents each borrower's FICO score at the time of origination or our purchase, while current credit score represents each borrower's most recent FICO score, which is obtained by Freddie Mac as of the first month of the most recent quarter
		•	Borrowers with higher credit scores are generally more likely to repay or have the ability to refinance their loans than those with lower scores

Loan purpose	Indicates how the borrower intends to use the proceeds from a loan (i.e., purchase, cash-out refinance, or other refinance)	•	Cash-out refinancings, which increase the LTV ratios, generally have a higher risk of default than loans originated in purchase or other refinance transactions
Property type	Indicates whether the property is a detached single-family house, townhouse, condominium, or co-op	•	Detached single-family houses and townhouses are the predominant type of single-family property
		•	Condominiums historically have experienced greater volatility in home prices than detached single-family houses, which may expose us to more risk
Occupancy type	Indicates whether the borrower intends to use the property as a primary residence, second home, or investment property	•	Loans on primary residence properties tend to have lower credit risk than loans on second homes or investment properties
Product type	Indicates the type of loan based on key loan terms, such as the contractual maturity, type of interest rate, and payment characteristics of the loan	•	Loan products that contain terms which result in scheduled changes in monthly payments may result in higher risk
		•	Shorter loan terms result in faster repayment of principal and may indicate lower risk
Second liens	Indicates whether the underlying property is covered by more than one loan at the time of origination	•	Second liens can increase the risk of default
		•	Borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so
DTI ratio
Ratio of the borrower's total monthly debt payments to gross monthly income. One indicator of the creditworthiness of borrowers, as it measures borrowers' ability to manage monthly payments and repay debts
		•	Borrowers with lower DTI ratios are generally more likely to repay their loans than those with higher DTI ratios, holding all other factors equal
		•	DTI ratios are at the time of origination and may not be indicative of the borrowers' current credit worthiness

FREDDIE MAC | 2019 Form 10-K	76

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The tables below contain details on characteristics of the loans in our single-family credit guarantee portfolio.
Table 24 - Credit Quality Characteristics of Our Single-Family Credit Guarantee Portfolio

	As of December 31, 2019
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score (1)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Core single-family loan portfolio	$1,701	750	752	75%	60%	—%	—%
Legacy and relief refinance single-family loan portfolio	293	712	692	83	52	2	7
Total	$1,994	745	749	76%	59%	—%	1%

	As of December 31, 2018
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score (1)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Core single-family loan portfolio	$1,550	750	753	74%	59%	—%	—%
Legacy and relief refinance single-family loan portfolio	346	705	690	78	45	2	7
Total	$1,896	743	748	76%	58%	1%	1%

(1)	Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.

FREDDIE MAC | 2019 Form 10-K	77

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Table 25 - Characteristics of the Loans in Our Single-Family Credit Guarantee Portfolio

	As of December 31,
(Percentage of portfolio based on UPB)	2019	2018	2017

Original LTV ratio range
60% and below	18%	19%	20%
Above 60% to 80%	52%	52%	52%
Above 80% to 100%	28%	26%	24%
Above 100%	2%	3%	4%
Portfolio weighted average original LTV ratio	76%	76%	75%

Current LTV ratio range
60% and below	51%	51%	49%
Above 60% to 80%	35%	36%	37%
Above 80% to 100%	14%	12%	13%
Above 100%	—%	1%	1%
Portfolio weighted average current LTV ratio	59%	58%	59%

Original credit score (1)
740 and above	61%	60%	60%
700 to 739	21%	22%	21%
660 to 699	12%	12%	12%
620 to 659	4%	4%	5%
Less than 620	2%	2%	2%
Portfolio weighted average original credit score	745	743	743

Current credit score (1)
740 and above	66%	66%	65%
700 to 739	16%	16%	16%
660 to 699	9%	9%	10%
620 to 659	4%	4%	4%
Less than 620	5%	5%	5%
Portfolio weighted average current credit score	749	748	747

Loan purpose
Purchase	46%	45%	39%
Cash-out refinance	20%	20%	21%
Other refinance	34%	35%	40%

(1)	Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
In addition, at December 31, 2019, December 31, 2018, and December 31, 2017:

■	More than 90% of our loans were secured by detached homes or townhomes;

■	Approximately 90% of our loans were secured by properties used as the borrower's primary residence at origination; and

■	More than 90% of our loans were fixed-rate.
At December 31, 2019, approximately 7% of our loans had second-lien financing by the originator or other third party at origination, and these loans comprised approximately 13% of our seriously delinquent loan population. It is likely that additional borrowers have post-origination second-lien financing.
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

FREDDIE MAC | 2019 Form 10-K	78

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Table 26 - Single-Family Credit Guarantee Portfolio Higher Risk Loan Data

	As of December 31, 2019
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Original LTV ratio greater than 90%, HARP loans	$71.5	65%	2.7%	0.89%
Original LTV ratio greater than 90%, all other loans	286.0	79	3.2	0.98
Loans with credit scores below 620 at origination	33.1	60	15.4	4.52

	As of December 31, 2018
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Original LTV ratio greater than 90%, HARP loans	$85.1	70%	2.9%	0.90%
Original LTV ratio greater than 90%, all other loans	248.3	79	4.4	1.10
Loans with credit scores below 620 at origination	33.6	62	20.0	4.59
In addition, certain combinations of loan attributes can indicate an even higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores. The following tables show the combination of credit score and CLTV ratio attributes of loans in our single-family credit guarantee portfolio.
Table 27 - Single-Family Credit Guarantee Portfolio Attribute Combinations for Higher Risk Loans

	As of December 31, 2019
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Original Credit score)	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate	% Modified
Core single-family loan portfolio:
< 620	0.3%	2.68%	—%	NM	—%	NM	0.3%	2.87%	3.5%
620 to 659	2.1	1.26	0.4	1.59%	—	NM	2.5	1.30	1.9
≥ 660	69.8	0.20	12.6	0.26	—	NM	82.4	0.20	0.3
Not available	0.1	1.23	—	NM	—	NM	0.1	1.96	3.6
Total	72.3%	0.24%	13.0%	0.33%	—%	NM	85.3%	0.26%	0.4%

Legacy and relief refinance single-family loan portfolio:
< 620	1.1%	4.16%	0.2%	9.33%	0.1%	15.03%	1.4%	4.83%	17.7%
620 to 659	1.5	3.01	0.2	7.91	0.1	12.84	1.8	3.52	16.3
≥ 660	10.5	1.06	0.7	3.91	0.2	6.32	11.4	1.23	5.9
Not available	0.1	4.39	—	NM	—	NM	0.1	4.68	19.6
Total	13.2%	1.58%	1.1%	5.39%	0.4%	8.96%	14.7%	1.84%	8.3%

FREDDIE MAC | 2019 Form 10-K	79

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

	As of December 31, 2018
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Original Credit score)	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate	% Modified
Core single-family loan portfolio:
< 620	0.3%	2.18%	—%	NM	—%	NM	0.3%	2.34%	3.7%
620 to 659	2.0	1.13	0.3	1.27	—	NM	2.3	1.15	1.9
≥ 660	69.0	0.17	10.0	0.25	—	NM	79.0	0.18	0.3
Not available	0.1	1.52	—	NM	—	NM	0.1	2.60	3.6
Total	71.4%	0.21%	10.3%	0.30%	—%	NM	81.7%	0.22%	0.4%

Legacy and relief refinance single-family loan portfolio:
< 620	1.2%	4.16%	0.2%	8.76%	0.1%	14.34%	1.5%	4.94%	22.6%
620 to 659	1.7	3.13	0.3	6.78	0.1	11.69	2.1	3.68	19.8
≥ 660	13.0	1.12	1.2	3.60	0.4	5.81	14.6	1.33	7.1
Not available	0.1	4.62	—	NM	—	NM	0.1	4.98	19.5
Total	16.0%	1.62%	1.7%	4.78%	0.6%	8.18%	18.3%	1.93%	10.0%

(1)	NM - not meaningful due to the percentage of the portfolio rounding to zero.
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
The balance of our interest-only and option ARM loans has continued to decline in recent years as many of these borrowers have repaid or refinanced their loans, received loan modifications, or completed foreclosure alternatives or foreclosure sales.
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
The tables below provide credit characteristic information on higher risk loan product types.
Table 28 - Higher Risk Single-Family Loan Credit Characteristics

	As of December 31, 2019
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Amortizing ARM and option ARM (1)	$40.1	49%	2.2%	0.84%
Interest-only	10.9	64	—	2.72
Step-rate modified	8.7	59	100	6.27

	As of December 31, 2018
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Amortizing ARM and option ARM (1)	$47.7	50%	1.9%	0.88%
Interest-only	11.0	64	0.1	3.43
Step-rate modified	14.5	64	100	6.12

(1)
Includes $2.5 billion and $3.0 billion in UPB of option ARM loans as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019 and December 31, 2018, the option ARM loans had: (a) current LTV ratios of 51% and 54%, (b) loan modification percentages of 20.4% and 17.9%, and (c) serious delinquency rates of 2.94% and 3.40%, respectively.

The table below shows the timing of scheduled payment changes for certain types of loans within our single-family credit guarantee portfolio. The amounts in the table below are aggregated by product type and categorized by the year in which the loan will experience a payment change. The timing of the actual payment change may differ from that presented in the table due to a number of factors, including if the borrower refinances the loan. Loans where the year of first payment change is 2019

FREDDIE MAC | 2019 Form 10-K	80

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

or prior have already had one or more payment changes as of December 31, 2019; loans where the year of first payment change is 2020 or later have not had a payment change as of December 31, 2019 and will not experience a payment change until a future period. Step-rate modified loans are shown in each year that the borrower will experience a scheduled interest-rate increase; therefore, a single loan may be included in multiple periods. However, the total of step-rate loans in the table reflects the ending UPB of such loans as of December 31, 2019.
Table 29 - Timing of Scheduled Payment Changes for Certain Single-Family Loan Types

	As of December 31, 2019
(In millions)	2019 and Prior	2020	2021	2022	2023	2024	Thereafter	Total(1)
ARM/amortizing	$9,097	$3,860	$3,647	$4,967	$3,930	$4,552	$7,281	$37,334
ARM/interest-only	4,692	80	—	—	—	—	—	4,772
Fixed/interest-only	513	1	10	28	2	—	—	554
Step-rate modified	8,179	1,225	900	201	52	26	—	8,657
Total	$22,481	$5,166	$4,557	$5,196	$3,984	$4,578	$7,281	$51,317

(1)	Excludes loans underlying certain other securitization products since the payment change information is not available to us for these loans.
We believe that the performance of these types of loans has been affected by prior adverse macroeconomic conditions, such as unemployment rates and home price declines in many geographic areas, in addition to the increase in the borrower's monthly payment. However, we continue to monitor the performance of these loans as many have experienced a payment change or are scheduled to have a payment change in 2020 or thereafter, which is likely to subject the borrowers to higher monthly payments. Since a substantial portion of these loans were originated in 2005 through 2008 and are located in geographic areas that were most affected by declines in home prices that began in 2006, we believe that the serious delinquency rate for these types of loans will remain high in 2020.
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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $0.8 billion and $0.9 billion of security collateral underlying our other securitization products at December 31, 2019 and December 31, 2018, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, part of our relief refinance initiative or part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-K and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller or servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to December 31, 2019, we have purchased approximately $36.4 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.
Table 30 - Alt-A Loans in Our Single-Family Credit Guarantee Portfolio

	As of December 31, 2019				As of December 31, 2018
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$21.1	61%	18.4%	3.75%	$23.9	63%	23.2%	4.13%
The UPB of Alt-A loans in our single-family credit guarantee portfolio is continuing to decline due to borrowers refinancing into other mortgage products, foreclosure sales, and other liquidation events.

FREDDIE MAC | 2019 Form 10-K	81

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Geographic Concentrations
We purchase mortgage loans from across the U.S. and maintain a geographically diverse portfolio. However, local economic conditions can affect borrowers' ability to repay and the value of the underlying collateral, leading to concentrations of credit risk in certain geographic areas.
The following table presents certain geographic concentrations in our single-family credit guarantee portfolio. The states presented below had the largest number of seriously delinquent loans as of December 31, 2019. See Note 14 for additional information on the concentration of credit risk in our single-family credit guarantee portfolio.
Table 31 - Geographic Concentration in Our Single-Family Credit Guarantee Portfolio

	As of December 31, 2019			Full Year 2019 Credit Losses	As of December 31, 2018			Full Year 2018 Credit Losses	As of December 31, 2017			Full Year 2017 Credit Losses
(Dollars in millions)	SDQ Loan Count	% of SDQ Loans	SDQ Rate		SDQ Loan Count	% of SDQ Loans	SDQ Rate		SDQ Loan Count	% of SDQ Loans	SDQ Rate
New York	5,741	8%	1.21%	$109	6,312	8%	1.37%	$289	8,117	7%	1.74%	$415
Florida	5,430	8	0.77	208	6,888	9	1.01	263	22,253	19	3.33	614
Illinois	4,747	7	0.85	151	4,750	6	0.86	244	6,228	5	1.13	445
California	4,584	7	0.34	116	4,610	6	0.35	275	5,514	5	0.41	884
Texas	3,950	6	0.54	49	4,081	5	0.59	55	8,908	8	1.36	44
All Others	45,269	64	0.61	881	48,499	66	0.67	1,454	64,669	56	0.90	2,413
Total	69,721	100%	0.63%	$1,514	75,140	100%	0.69%	$2,580	115,689	100%	1.08%	$4,815
The following table presents our single-family charge-offs and recoveries in each geographic region. See Single-Family Credit Guarantee Portfolio in Note 14 for a description of these regions.
Table 32 - Single-Family Charge-Offs and Recoveries by Region

	Year Ended December 31,
	2019			2018			2017
(In millions)	Charge-offs, gross (1)	Recoveries	Charge-offs, net	Charge-offs, gross (1)	Recoveries	Charge-offs, net	Charge-offs, gross (1)	Recoveries	Charge-offs, net
Northeast	$619	($157)	$462	$1,105	($175)	$930	$1,690	($155)	$1,535
Southeast	414	(105)	309	515	(98)	417	1,001	(95)	906
North Central	307	(76)	231	544	(88)	456	774	(81)	693
West	252	(73)	179	522	(72)	450	1,382	(62)	1,320
Southwest	145	(41)	104	199	(42)	157	204	(32)	172
Total	$1,737	($452)	$1,285	$2,885	($475)	$2,410	$5,051	($425)	$4,626

(1)	2019, 2018, and 2017 include charge-offs of $1.3 billion, $2.1 billion and $3.8 billion, respectively, related to the transfer of loans from held-for-investment to held-for-sale.

FREDDIE MAC | 2019 Form 10-K	82

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The tables below present the concentration of loans in each geographic region by CLTV ratio.
Table 33 - Concentration of Single-Family Loans in Each Region by CLTV Ratio

	As of December 31, 2019
	CLTV <= 80%		CLTV > 80% to 100%		CLTV > 100%		All Loans
	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate
North Central	13%	0.55%	3%	0.80%	—%	NM	16%	0.61%
Northeast	20	0.75	4	1.28	—	NM	24	0.87
Southeast	14	0.68	2	0.91	—	NM	16	0.73
Southwest	12	0.54	2	0.46	—	NM	14	0.54
West	27	0.34	3	0.54	—	NM	30	0.36
Total	86%	0.57%	14%	0.83%	—%	NM	100%	0.63%

	As of December 31, 2018
	CLTV <= 80%		CLTV > 80% to 100%		CLTV > 100%		All Loans
	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate
North Central	14%	0.55%	2%	0.93%	—%	NM	16%	0.63%
Northeast	21	0.79	3	1.62	—	NM	24	0.96
Southeast	14	0.79	2	1.37	—	NM	16	0.90
Southwest	12	0.56	2	0.58	—	NM	14	0.57
West	27	0.35	2	0.76	1	3.81	30	0.38
Total	88%	0.60%	11%	1.09%	1%	7.98%	100%	0.69%

(1)	NM - not meaningful due to the percentage of the portfolio rounding to zero.
Credit Losses and Recoveries
The table below contains certain credit performance metrics of our single-family credit guarantee portfolio.
Table 34 - Single-Family Credit Guarantee Portfolio Credit Performance Metrics

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Charge-offs, gross(1)	$1,737	$2,885	$5,051
Recoveries	(452)	(475)	(425)
Charge-offs, net	1,285	2,410	4,626
REO operations expense	229	170	189
Total credit losses	$1,514	$2,580	$4,815

Total credit losses(1) (in bps)	7.7	13.7	27.0

(1)	2019, 2018, and 2017 include charge-offs of $1.3 billion, $2.1 billion, and $3.8 billion, respectively, related to the transfer of loans from held-for-investment to held-for-sale.
We recognized recoveries from primary mortgage insurance (excluding recoveries that represent reimbursements for our expenses, such as REO operations expenses) of $117 million, $151 million, and $263 million that reduced our charge-offs of single-family loans during 2019, 2018, and 2017, respectively. We also recognized recoveries from primary mortgage insurance of $52 million, $47 million, and $50 million during 2019, 2018, and 2017, respectively, as part of REO operations (expense) income.
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

FREDDIE MAC | 2019 Form 10-K	83

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Table 35 - Credit Characteristics of Certain Single-Family Loan Categories

	2019			2018
	As of December 31		Year Ended December 31	As of December 31		Year Ended December 31
	% of Portfolio	SDQ Rate	% of Credit Losses	% of Portfolio	SDQ Rate	% of Credit Losses
CLTV > 100%	0.4%	8.22%	16%	1%	7.98%	16%
Alt-A loans	1	3.75	12	1	4.13	16
Judicial foreclosure states	38	0.81	61	38	0.92	59
Allowance for Credit Losses
Our allowance for credit losses continued to decline in 2019, primarily driven by charge-offs as a result of our transfer of loans from held-for-investment to held-for-sale.
On January 1, 2017, we elected a new accounting policy for loan reclassifications from held-for-investment to held-for-sale. Under the new policy, when we reclassify (transfer) a loan from held-for-investment to held-for-sale, we charge off the entire difference between the loan's recorded investment and its fair value if the loan has a history of credit-related issues. See Note 4 for further information about this change.
The table below summarizes our single-family allowance for credit losses activity.
Table 36 - Single-Family Allowance for Credit Losses Activity

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017	2016	2015
Beginning balance	$6,176	$8,979	$13,463	$15,348	$21,793
Provision (benefit) for credit losses	(749)	(712)	(97)	(781)	(2,639)
Charge-offs, gross(1)	(1,737)	(2,885)	(5,051)	(1,938)	(5,071)
Recoveries	452	475	425	497	717
Other(2)	126	319	239	337	548
Ending balance	$4,268	$6,176	$8,979	$13,463	$15,348

As a percentage of our single-family credit guarantee portfolio	0.21%	0.33%	0.49%	0.77%	0.90%

(1)
2016 and 2015 do not include lower-of-cost-or-fair-value adjustments recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $1.2 billion and $3.4 billion, respectively. 2019, 2018, and 2017 include charge-offs of $1.3 billion, $2.1 billion, and $3.8 billion, respectively, related to the transfer of loans from held-for-investment to held-for-sale.

(2)	Primarily includes capitalization of past due interest on modified loans.
TDRs and Individually Impaired Loans
Single-family loans that have been individually evaluated for impairment, such as modified loans, generally have a higher associated allowance for loan losses than loans that have been collectively evaluated for impairment. Due to the large number of loan modifications completed in recent years, a significant portion of our allowance for loan losses is attributable to individually impaired single-family loans. As of December 31, 2019, 43% of the allowance for loan losses for single-family loans related to interest rate concessions provided to borrowers as part of loan modifications. Most of our modified single-family loans, including TDRs, were current and performing at December 31, 2019. We expect our allowance for loan losses associated with existing single-family TDRs to decline over time as we continue to sell reperforming loans. In addition, these allowances for loan losses will decline as borrowers continue to make monthly payments under the modified terms and interest rate concessions are amortized into earnings.

FREDDIE MAC | 2019 Form 10-K	84

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The table below summarizes the carrying value on our consolidated balance sheets for individually impaired single-family loans for which we have recorded an allowance determined on an individual basis.
Table 37 - Single-Family Individually Impaired Loans with an Allowance Recorded

	2019		2018
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	290,255	$42,254	364,704	$54,415
New additions	30,568	4,871	52,300	8,115
Repayments and reclassifications to held-for-sale	(85,181)	(14,016)	(119,366)	(19,285)
Foreclosure sales and foreclosure alternatives	(4,502)	(605)	(7,383)	(991)
TDRs, at December 31	231,140	32,504	290,255	42,254
Loans impaired upon purchase	1,600	102	2,555	170
Total impaired loans with an allowance recorded	232,740	32,606	292,810	42,424
Allowance for loan losses		(2,872)		(4,369)
Net investment, at December 31		$29,734		$38,055
The tables below present information about the UPB of single-family TDRs and non-accrual loans on our consolidated balance sheets.
Table 38 - Single-Family TDR and Non-Accrual Loans

	As of December 31,
(In millions)	2019	2018	2017	2016	2015
TDRs on accrual status	$32,188	$41,839	$51,644	$77,122	$82,026
Non-accrual loans	11,183	11,197	17,748	16,164	22,460
Total TDRs and non-accrual loans	$43,371	$53,036	$69,392	$93,286	$104,486

Allowance for loan losses associated with:
TDRs on accrual status	$2,452	$3,612	$5,257	$10,295	$12,105
Non-accrual loans	597	1,003	1,883	2,290	2,677
Total	$3,049	$4,615	$7,140	$12,585	$14,782

	Year Ended December 31,
(In millions)	2019	2018	2017	2016	2015
Foregone interest income on TDRs and non-accrual loans(1)	$790	$1,122	$1,604	$2,109	$2,690

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
We offer a variety of borrower assistance programs, including refinance programs for certain eligible loans and loan workout activities for struggling borrowers. Our loan workouts include both home retention options and foreclosure alternatives. We also engage in transfers of servicing for and sales of certain seriously delinquent and reperforming loans.
Relief Refinance Program
Our relief refinance initiative allows eligible homeowners whose loans we already own or guarantee to refinance with more favorable terms (such as reduction in payment, reduction in interest rate or movement to a more stable loan product) and without the need to obtain additional mortgage insurance. Prior to January 2019, our relief refinance program included HARP, the portion of our relief refinance initiative for loans with LTV ratios above 80%. The HARP program ended on December 31, 2018, although we continued to purchase HARP loans with application received dates on or prior to December 31, 2018 through September 30, 2019.

FREDDIE MAC | 2019 Form 10-K	85

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The relief refinance program has been replaced with the Enhanced Relief Refinance program, which became available in January 2019 for loans originated on or after October 1, 2017. This program provides liquidity for borrowers who are current on their mortgages but are unable to refinance because their LTV ratios exceed our standard refinance limits.
The following table includes information about the performance of our relief refinance mortgage portfolio.
Table 39 - Single-Family Relief Refinance Loans

	As of December 31,
	2019			2018
(Dollars in millions)	UPB	Loan Count	SDQ Rate	UPB	Loan Count	SDQ Rate
Above 125% Original LTV	$15,906	103,401	0.93%	$18,847	117,410	0.97%
Above 100% to 125% Original LTV	31,072	200,227	0.96	37,084	228,419	0.93
Above 80% to 100% Original LTV	52,020	362,647	0.76	61,843	410,027	0.77
80% and below Original LTV	70,752	681,232	0.43	83,647	762,477	0.42
Total	$169,750	1,347,507	0.64%	$201,421	1,518,333	0.64%
Loan Workout Activities
When refinancing is not practicable, we require our servicers first to evaluate the loan for a forbearance agreement, repayment plan, or loan modification, because our level of recovery on a loan that reperforms is often much higher than for a loan that proceeds to a foreclosure alternative or foreclosure. We offer the following types of home retention options:

■
Forbearance agreements - Arrangements that require reduced or no payments during a defined period, generally less than one year, to allow borrowers to return to compliance with the original mortgage terms or to implement another loan workout. For agreements completed in 2019, the average time period for reduced or suspended payments was between four and five months.

■
Repayment plans - Contractual plans designed to repay past due amounts to allow borrowers to return to compliance with the original mortgage terms. For plans completed in 2019, the average time period to repay past due amounts was approximately four months. Servicers are paid incentive fees for repayment plans that are paid in full and loans brought to current status.

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

The reduced level of loan workout activity in 2019 compared to 2018 was primarily driven by elevated loan workout activity in 2018 as a result of the hurricanes that occurred in late 2017.
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
The volume of foreclosures moderated in recent periods, primarily due to generally declining volumes of seriously delinquent loans, the success of our loan workout programs, and our sales of certain seriously delinquent loans. The volume of our short sale transactions declined in 2019 compared to 2018, continuing the trend in recent periods. Similarly, the volume of short sales in the overall market also declined in recent periods as home prices have continued to increase.
The following graphs provide details about our single-family loan workout activities and foreclosure sales.

FREDDIE MAC | 2019 Form 10-K	86

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Home Retention Actions

Foreclosure Alternatives and Foreclosure Sales

The tables below contain credit characteristic data on our single-family modified loans.
Table 40 - Credit Characteristics of Single-Family Modified Loans

	As of December 31, 2019
(Dollars in billions)	UPB	% of Portfolio	CLTV Ratio	SDQ Rate
Loan Modifications	$40.8	2%	64%	10.59%

	As of December 31, 2018
(Dollars in billions)	UPB	% of Portfolio	CLTV Ratio	SDQ Rate
Loan Modifications	$55.4	3%	68%	9.16%
The table below contains information about the payment performance of modified loans in our single-family credit guarantee portfolio, based on the number of loans that were current or paid off one year and, if applicable, two years after modification.
Table 41 - Payment Performance of Single-Family Modified Loans

	Quarter of Loan Modification Completion
	4Q 2018	3Q 2018	2Q 2018	1Q 2018	4Q 2017	3Q 2017	2Q 2017	1Q 2017
Current or paid off one year after modification:	68%	76%	75%	66%	63%	60%	62%	62%

Current or paid off two years after modification:	N/A	N/A	N/A	N/A	68	67	64	64
Servicing Transfers and Sales and Securitization of Certain Seasoned Loans
From time to time, we facilitate the transfer of servicing for certain groups of loans that are delinquent or are deemed at risk of default to servicers that we believe have capabilities and resources necessary to improve the loss mitigation associated with the loans. See Sellers and Servicers in Counterparty Credit Risk for additional information on these activities.

FREDDIE MAC | 2019 Form 10-K	87

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

We pursue sales of seriously delinquent loans when we believe the sale of these loans provides better economic returns than continuing to hold them. During 2019 and 2018, we completed sales of $0.2 billion and $0.7 billion, respectively, in UPB of seriously delinquent single-family loans. Of the $18.5 billion in UPB of single-family loans classified as held-for-sale at December 31, 2019, $4.1 billion related to loans that were seriously delinquent. The FHFA requirements guiding these transactions, including bidder qualifications, loan modifications, and performance reporting, are designed to improve borrower outcomes.
Certain seriously delinquent loans may reperform, either on their own or through modification. In addition to sales of seriously delinquent loans, we sell certain reperforming loans. Our sales of reperforming loans typically involve securitization of the loans using our senior subordinate securitization structures. During 2019 and 2018, we sold $12.9 billion and $9.5 billion, respectively, in UPB of reperforming loans through these structures. In prior years, we have securitized reperforming loans using Level 1 Securitization Products, which may be resecuritized and sold to third parties subsequently. During 2018, we securitized $1.6 billion in UPB of reperforming loans using this strategy. We did not execute any such transactions in 2019. Our use of this strategy has declined over time with our primary strategy now utilizing senior subordinate securitization structures.
Managing Foreclosure and REO Activities

In a foreclosure, we may acquire the underlying property and later sell it, using the proceeds of the sale to reduce our losses.
We typically acquire properties as a result of borrower defaults and subsequent foreclosures on loans that we own or guarantee. We evaluate the condition of, and market for, newly acquired REO properties, determine if repairs will be performed, determine occupancy status and whether there are legal or other issues to be addressed, and determine our sale or disposition strategy. When we sell REO properties, we typically provide an initial period where we consider offers by owner occupants and entities engaged in community stabilization activities before offers by investors. We also consider disposition strategies, such as auctions, as appropriate to improve collateral recoveries and/or when traditional sales strategies (i.e., marketing via Multiple Listing Service and a real estate agent) may not be as effective.
The pace and volume of REO acquisitions are affected by the length of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying properties to transition to REO.
Delays in Foreclosure Process and Average Length of Foreclosure Process
Our serious delinquency rates and credit losses may be adversely affected by delays in the foreclosure process in states where a judicial foreclosure is required. Foreclosures generally take longer to complete in such states, resulting in concentrations of delinquent loans in those states, as shown in the table below. At December 31, 2019, loans in states with a judicial foreclosure process comprised 38% of our single-family credit guarantee portfolio.
The table below presents the length of time our loans have been seriously delinquent, by jurisdiction type.
Table 42 - Seriously Delinquent Single-Family Loans by Jurisdiction

	As of December 31,
	2019		2018		2017
Aging, by locality	Loan Count	Percent	Loan Count	Percent	Loan Count	Percent

Judicial states
<= 1 year	26,063	37%	27,811	37%	50,554	44%
> 1 year and <= 2 years	7,416	11	8,268	11	10,649	9
> 2 years	5,336	8	6,871	9	10,863	9

Non-judicial states
<= 1 year	24,997	36	25,675	34	34,850	30
> 1 year and <= 2 years	3,928	5	4,133	6	5,406	5
> 2 years	1,981	3	2,382	3	3,367	3

Combined
<= 1 year	51,060	73	53,486	71	85,404	74
> 1 year and <= 2 years	11,344	16	12,401	17	16,055	14
> 2 years	7,317	11	9,253	12	14,230	12
Total	69,721	100%	75,140	100%	115,689	100%

FREDDIE MAC | 2019 Form 10-K	88

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

The longer a loan remains delinquent, the greater the associated costs we incur. Loans that remain delinquent for more than one year are more challenging to resolve as many of these borrowers may not be in contact with the servicer, may not be eligible for loan modifications or may determine that it is not economically beneficial for them to enter into a loan modification due to the amount of costs incurred on their behalf while the loan was delinquent. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will remain high as loans awaiting court proceedings in those states transition to REO or other loss events. The number of our single-family loans delinquent for more than one year declined 14% during 2019.
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
The table below presents average completion times for foreclosures of our single-family loans.
Table 43 - Average Length of Foreclosure Process for Single-Family Loans

	Year Ended December 31,
(Average days)	2019	2018	2017
Judicial states
Florida	1,143	1,173	1,069
New Jersey	1,089	1,343	1,497
New York	1,765	1,790	1,658
All other judicial states	692	710	704
Judicial states, in aggregate	872	926	907
Non-judicial states, in aggregate	520	530	545
Total	730	766	751
As indicated in the table above, the average length of the foreclosure process for our single-family loans has been trending downward in recent years for some jurisdictions, particularly in states with a non-judicial foreclosure process, but it has remained elevated in others, particularly in states with a judicial foreclosure process, such as Florida and New York.
Our REO inventory continued to decline in 2019 primarily due to a decrease in REO acquisitions driven by the improved credit quality of our portfolio, effective loss mitigation strategies, effective and innovative REO disposition strategies, and a large proportion of property sales to third parties at foreclosure. Third-party sales at foreclosure auction allow us to avoid the REO property expenses that we would have otherwise incurred if we held the property in our REO inventory until disposition.
We expect the rate of decline in our REO inventory may slow as a large portion of newly acquired REO properties are older, lower value, and more geographically disbursed, thus creating additional challenges in marketing and selling them. In addition, legal-related delays (i.e., redemption periods, litigations, and eviction procedures) continue to result in extended holding periods.
The table below shows our single-family REO activity.
Table 44 - Single-Family REO Activity

	Year Ended December 31,
	2019		2018		2017
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance - REO	7,100	$780	8,299	$900	11,418	$1,215
Additions	7,910	786	10,442	1,012	12,240	1,191
Dispositions	(10,021)	(1,001)	(11,641)	(1,132)	(15,359)	(1,506)
Ending balance - REO	4,989	565	7,100	780	8,299	900
Beginning balance, valuation allowance		(11)		(14)		(17)
Change in valuation allowance		1		3		3
Ending balance, valuation allowance		(10)		(11)		(14)
Ending balance - REO, net		$555		$769		$886

FREDDIE MAC | 2019 Form 10-K	89

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

Severity Ratios
Severity ratios are the percentages of our realized losses when loans are resolved by the completion of REO dispositions and third-party foreclosure sales or short sales. Severity ratios are calculated as the amount of our recognized losses divided by the aggregate UPB of the related loans. The amount of recognized losses is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties, net of capitalized repair and selling expenses, if applicable. Loss severity excludes the cost of funding the loans after they are repurchased from the associated security pool.
The table below presents single-family severity ratios.
Table 45 - Single-Family Severity Ratios

	Year Ended December 31,
	2019	2018	2017
REO dispositions and third-party foreclosure sales	21.7%	24.2%	27.2%
Short sales	24.5	26.6	27.7
Our severity ratios declined during 2019 compared to 2018, primarily driven by home price appreciation as well as effective cost control and disposition strategies.
REO Property Status
A significant portion of our REO portfolio is unable to be marketed at any given time because the properties are occupied, involved in legal matters (e.g., bankruptcy, litigation, etc.), or subject to a redemption period, which is a post-foreclosure period during which borrowers may reclaim a foreclosed property. Redemption periods increase the average holding period of our inventory by as much as 10% or more. As of December 31, 2019, approximately 27% of our REO properties were unable to be marketed because the properties were occupied, located in states with a redemption period or subject to other legal matters. Another 23% of the properties were being prepared for sale (i.e., valued, marketing strategies determined, and repaired). As of December 31, 2019, approximately 30% of our REO properties were listed and available for sale, and 20% of our inventory was pending the settlement of sales. Though it varied significantly in different states, the average holding period of our single-family REO properties, excluding any redemption period, was 234 days and 244 days for our REO dispositions during 2019 and 2018, respectively.

FREDDIE MAC | 2019 Form 10-K	90

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

Multifamily Mortgage Credit Risk

We manage our exposure to multifamily mortgage credit risk, which is a type of commercial real estate credit risk, using the following principal strategies:

■	Maintaining policies and procedures for new business activity, including prudent underwriting standards;

■	Transferring credit risk to third-party investors; and

■	Managing our portfolio, including loss mitigation activities.
Maintaining Policies and Procedures for New Business Activity, Including Prudent Underwriting Standards

We use a prior approval underwriting approach for multifamily loans, in contrast to the delegated underwriting approach used for single-family loans and Fannie Mae's DUS program. Under this approach, we maintain credit discipline by completing our own underwriting and credit review for each new loan prior to issuing a loan purchase commitment, including reviewing third-party appraisals and performing cash flow analysis. Our underwriting standards focus on the LTV ratio and DSCR, which estimates a borrower's ability to repay the loan using the secured property's cash flows, after expenses. A higher DSCR indicates lower credit risk. Our standards require maximum LTV ratios and minimum DSCRs that vary based on the characteristics and features of the loan. Loans are generally underwritten with a maximum original LTV ratio of 80% and a DSCR of greater than 1.25, assuming monthly payments that reflect amortization of principal. However, certain loans may have a higher LTV ratio and/or a lower DSCR, typically where this will serve our mission and contribute to achieving our affordable housing goals.
Consideration is also given to other qualitative factors, such as borrower experience, the type of loan, location of the property, and the strength of the local market. Sellers provide certain representations and warranties regarding the loans they sell to us, and are required to repurchase loans for which there has been a breach of representation or warranty. However, repurchases of multifamily loans have been rare due to our underwriting approach, which is completed prior to issuance of a loan purchase commitment.
Multifamily loans may be amortizing or interest-only (for the full term or a portion thereof) and have a fixed or variable rate of interest. Multifamily loans generally amortize over a thirty-year period, but have shorter contractual maturity terms than single-family loans, typically ranging from five to ten years. As a result, most multifamily loans require a balloon payment at maturity, making a borrower's ability to refinance or pay off the loan at maturity a key attribute. Some borrowers may be unable to refinance during periods of rising interest rates or adverse market conditions, increasing the likelihood of borrower default.
Occasionally, we may take on additional credit risk through the issuance of certain other securitizations when the loans or bonds underlying the issued securities are contributed by third parties and are underwritten by us after (rather than at) origination. Prior to securitization, we are not exposed to the credit risk of these underlying loans or bonds. However, as we may guarantee some or all of the securities issued by the trusts used in these transactions, we effectively assume credit risk equal to the guaranteed UPB. Similar to our primary securitizations, these other securitizations generally provide for structural credit enhancements (e.g., subordination or other loss sharing arrangements) that allocate first loss exposure to third parties.
The table below presents the key risk characteristics of our multifamily new business activity.
Table 46 - Multifamily New Business Activity Key Risk Characteristics

	Year Ended December 31,
	2019	2018	2017
Weighted average original LTV ratio	68%	67%	68%
Original LTV ratio greater than 80%(1)	2	1	2
Original DSCR less than or equal to 1.10(1)	1	1	1

(1)	Shown as a percentage of multifamily new business activity.

FREDDIE MAC | 2019 Form 10-K	91

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

Transferring Credit Risk to Third-Party Investors

Types of Credit Enhancements
In connection with the acquisition or securitization of a loan or group of loans, we may obtain various forms of credit protection that reduce our credit risk exposure to the underlying mortgage borrower and reduce our required conservatorship capital. For example, at the time of loan acquisition, we may obtain recourse and/or indemnification protection from our lenders or sellers. After acquisition, we primarily reduce our credit risk exposure to the underlying borrower by using one or more of our securitization products.
The following table summarizes our principal types of credit enhancements. See Our Business Segments - Multifamily - Business Overview - Products and Activities for additional information on our securitization and credit risk transfer products.

Category	Products	CRT	Coverage Type	Accounting Treatment
Subordination	Primary securitization products	Yes	Back-end	Attached
Other securitization products:
	• Securitizations of purchased collateral	Yes	Back-end	Attached/Debt
	• Securitizations of collateral contributed by third parties	No	Front-end	Attached
Lender risk-sharing	Securitizations in which we issue fully guaranteed securities and simultaneously enter into a separate loss sharing agreement.	Yes	Front-end	Freestanding
Insurance/reinsurance	MCIP	Yes	Back-end	Freestanding
SCR	SCR notes	Yes	Back-end	Debt
Credit Enhancement Coverage for Multifamily Mortgage Portfolio
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
The table below shows the delinquency rates for both credit-enhanced and non-credit-enhanced loans in our multifamily mortgage portfolio.
Table 47 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

		As of December 31,
	2019			2018			2017
(Dollars in billions)	UPB	% of Portfolio	Delinquency Rate	UPB	% of Portfolio	Delinquency Rate	UPB	% of Portfolio	Delinquency Rate
Credit-enhanced	$267.0	89%	0.09%	$234.9	87%	0.01%	$198.1	82%	0.01%
Non-credit-enhanced	33.1	11	—	36.6	13	—	42.6	18	0.06
Total	$300.1	100%	0.08%	$271.5	100%	0.01%	$240.7	100%	0.02%
Our securitizations remain our principal risk transfer mechanism. Through securitizations, we have transferred a large majority of the expected and stress credit risk on the multifamily guarantee portfolio, thereby reducing our overall credit risk exposure and required conservatorship capital. Since 2009, we have transferred a portion of the credit risk related to $389.6 billion in UPB of multifamily loans through our securitizations, primarily K Certificates and SB Certificates, and other credit risk transfer products.
The following table provides information on the level of subordination on our securitizations.
Table 48 - Level of Subordination on Our Securitizations

	As of December 31,
	2019		2018
(Dollars in billions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Subordination level at issuance
No subordination	$9.3	—%	$7.7	—%
Less than 10%	1.2	—	3.1	—
Greater than 10%	249.8	0.09	216.1	0.01
Total	$260.3	0.09%	$226.9	0.01%

FREDDIE MAC | 2019 Form 10-K	92

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

The average remaining level of subordination on our outstanding primary securitizations was 14% at both December 31, 2019 and December 31, 2018, respectively. Since we began issuing our primary securitizations, we have not experienced credit losses associated with our guarantees on these securities.
In addition to the credit enhancements listed above, we have various other credit enhancements related to our multifamily unsecuritized loans, securitizations, and other mortgage-related guarantees, in the form of collateral posting requirements, pool insurance, bond insurance, loss sharing agreements, and other similar arrangements, that along with the proceeds received from the sale of the underlying mortgage collateral, are designed to enable us to recover all or a portion of our losses on our mortgage loans or the amounts paid under our financial guarantee contracts. Our historical losses paid under our guarantee contracts and related recoveries pursuant to these agreements have not been significant. See Note 6 for more information on the total current and protected UPB of our multifamily mortgage portfolio that is credit-enhanced and the associated maximum coverage.
We continue to develop other strategies to reduce our credit risk exposure to multifamily loans and securities. See Our Business Segments - Multifamily - Business Overview - Products and Activities - Securitization and Guarantee Products for additional information.
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
Our primary credit risk exposure results from our unsecuritized loans. By their nature, loans awaiting securitization that we hold for sale remain on our balance sheet for a shorter period than loans we hold for investment and are generally covered by general seller representations and warranties. For unsecuritized loans, we may offer a workout option to give the borrower an opportunity to bring the loan current and retain ownership of the property, such as providing a short-term extension of up to 12 months. These arrangements are entered into with the expectation that we will recover our initial investment or minimize our losses. We do not enter into these arrangements in situations where we believe we would experience a loss in the future that is greater than or equal to the loss we would experience if we foreclosed on the property at the time of the agreement. Our multifamily loan modification and other workout activities have been minimal in the last three years.

FREDDIE MAC | 2019 Form 10-K	93

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

The table below presents information about the composition and delinquency rates of the multifamily mortgage portfolio.
Table 49 - Multifamily Mortgage Portfolio Attributes

	As of December 31,
	2019		2018
(Dollars in billions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Unsecuritized loans	$29.8	0.01%	$34.8	0.01%
Securitization-related products	260.3	0.09	226.9	0.01
Other mortgage-related guarantees	10.0	0.09	9.8	—
Total	$300.1	0.08%	$271.5	0.01%

Unsecuritized HFI loans
Original LTV ratio
Below 75%	$7.7	—%	$7.1	—%
75% to 80%	2.5	—	3.0	—
Above 80%	0.6	—	0.7	—
Total	$10.8	—%	$10.8	—%
Weighted average LTV ratio at origination	68%		69%
Maturity dates
2019	N/A	N/A	$1.7	—%
2020	$1.2	—%	1.5	—
2021	1.1	—	1.8	—
2022	1.0	—	1.4	—
2023	0.8	—	1.1	—
Thereafter	6.7	—	3.3	—
Total	$10.8	—%	$10.8	—%
REO Activity
Our REO activity has remained low in the past several years as a result of the strong property performance of our multifamily mortgage portfolio. As of December 31, 2019, we had no REO properties.
Credit Losses and Allowance for Credit Losses
Our multifamily credit losses remain low due to the strong property performance of our multifamily mortgage portfolio. See Note 4 for additional information regarding multifamily credit losses and allowance for credit losses.

FREDDIE MAC | 2019 Form 10-K	94

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

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
In addition, our single-family guarantee and multifamily businesses are exposed to settlement risk on the non-performance of sellers and servicers as a result of our forward settlement loan purchase programs. For additional details, see the Financial Intermediaries, Clearinghouses, and Other Counterparties - Other Counterparties - Forward Settlement Counterparties section below.
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

FREDDIE MAC | 2019 Form 10-K	95

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

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
Table 50 - Single-Family Credit Guarantee Portfolio Non-Depository Servicers

	As of December 31,
	2019		2018
	% of Portfolio(1)	% of Serious Delinquent Single-Family Loans	% of Portfolio(1)	% of Serious Delinquent Single-Family Loans
Top five non-depository servicers	18%	13%	16%	17%
Other non-depository servicers	20	55	20	40
Total	38%	68%	36%	57%

(1)	Excludes loans where we do not exercise control over the associated servicing.
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
We use a variety of tools and techniques to engage our single-family sellers and servicers and limit our losses, including the following:

■
Repurchases and other remedies - For certain violations of our single-family selling or servicing policies, we can require the counterparty to repurchase loans or provide alternative remedies, such as reimbursement of realized losses or indemnification, and/or suspend or terminate the selling and servicing relationship. We typically first issue a notice of defect and allow a period of time to correct the problem prior to issuing a repurchase request. The UPB of loans subject to repurchase requests issued to our single-family sellers and servicers was $0.3 billion and $0.4 billion at December 31, 2019 and December 31, 2018, respectively. See Note 14 for additional information about loans subject to repurchase requests.

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

Credit Enhancement Providers

Overview
We have exposure to credit enhancement providers through credit enhancements we obtain on single-family loans. If any of our credit enhancement providers fail to fulfill their obligations, we may not receive reimbursement for credit losses to which we are contractually entitled pursuant to our credit enhancements.
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
As part of our insurance/reinsurance CRT transactions, we regularly obtain insurance coverage from global insurers and reinsurers. These transactions incorporate several features designed to increase the likelihood that we will recover on the claims we file with the insurers and reinsurers, including the following:

■	In each transaction, we require the individual insurers and reinsurers to post collateral to cover portions of their exposure, which helps to promote certainty and timeliness of claim payment and

FREDDIE MAC | 2019 Form 10-K	96

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

■
While private mortgage insurance companies are required to be monoline (i.e., to participate solely in the mortgage insurance business, although the holding company may be a diversified insurer), our insurers and reinsurers generally participate in multiple types of insurance businesses, which helps to diversify their risk exposure.

Maintaining Eligibility Standards
We maintain eligibility standards for mortgage insurers and other insurers and reinsurers. Our eligibility requirements include financial requirements determined using a risk-based framework and were designed to promote the ability of mortgage insurers to fulfill their intended role of providing consistent liquidity throughout the mortgage cycle. Our mortgage insurers are required to submit audited financial information and certify compliance with the Private Mortgage Insurer Eligibility Requirements on an annual basis.
Evaluating Counterparty Creditworthiness and Monitoring Our Exposure
We monitor our exposure to individual insurers by performing periodic analysis of the financial capacity of each insurer under various adverse economic conditions. Monitoring performance and potentially identifying underperformance allows us to plan for loss mitigation.
The table below summarizes our exposure to single-family mortgage insurers as of December 31, 2019. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.
Table 51 - Single-Family Mortgage Insurers

			As of December 31, 2019
(In millions)	Credit Rating(1)	Credit Rating Outlook(1)	UPB	Coverage
Arch Mortgage Insurance Company	A-	Stable	$93,440	$23,956
Radian Guaranty Inc. (Radian)	BBB+	Stable	84,434	21,397
Mortgage Guaranty Insurance Corporation (MGIC)	BBB+	Stable	73,371	18,845
Genworth Mortgage Insurance Corporation	BB+	Watch Dev	63,071	16,139
Essent Guaranty, Inc.	BBB+	Stable	63,865	16,260
National Mortgage Insurance (NMI)	BBB	Stable	37,147	9,476
PMI Mortgage Insurance Co. (PMI)	Not Rated	N/A	2,889	723
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	2,156	536
Triad Guaranty Insurance Corporation (Triad)	Not Rated	N/A	1,241	312
Others	N/A	N/A	256	46
Total			$421,870	$107,690

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of December 31, 2019. Represents the lower of S&P and Moody's credit ratings and outlooks stated in terms of the S&P equivalent.

The majority of our mortgage insurance exposure is concentrated with five mortgage insurers. Although the financial condition of our mortgage insurers improved in recent years, there is still a risk that some of these counterparties may fail to fully meet their obligations under a stress economic scenario since they are monoline entities primarily exposed to mortgage credit risk.
On October 23, 2016, Genworth Financial, Inc. announced that it had entered into an agreement to be acquired by China Oceanwide Holdings Group Co., Ltd. Because Genworth Mortgage Insurance Corporation, a subsidiary of Genworth Financial, Inc., is an approved mortgage insurer, Freddie Mac evaluated the planned acquisition and approved China Oceanwide Holdings Group's control of Genworth Mortgage Insurance Corporation. In January 2020, Freddie Mac reapproved the acquisition. Regulatory and other approvals of the acquisition are still pending. For more information about counterparty credit risk associated with mortgage insurers, see Note 14.
PMI and Triad are both under the control of their state regulators and no longer issue new insurance. Both of these insurers pay a substantial portion of their claims as deferred payment obligations. RMIC is under regulatory supervision and is no longer issuing new insurance; however, it continues to pay its claims in cash.
If, as we currently expect, PMI and Triad do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers shown in the table above. As of December 31, 2019, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We have reserved substantially all of these unpaid amounts as collectability is uncertain.
Except for those insurers under regulatory supervision, which no longer issue new coverage, we continue to acquire new loans with mortgage insurance from the mortgage insurers shown in the table above, some of which have credit ratings below investment grade.

FREDDIE MAC | 2019 Form 10-K	97

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

Single Security Initiative

The Single Security Initiative has increased our counterparty credit risk exposure to Fannie Mae. With the implementation of the Single Security Initiative, we now have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. If Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, we would be responsible for making the payment to the securities holders. Our pricing does not currently reflect any incremental credit, liquidity, or operational risk associated with our guarantee of resecuritized Fannie Mae securities. We will be dependent on FHFA, Fannie Mae, and Treasury (pursuant to Fannie Mae's and our respective Purchase Agreements with Treasury) to avoid a liquidity event or default. We are not planning to modify our liquidity strategies to address the possibility of non-timely payment by Fannie Mae.
For additional information on the Single Security Initiative and the associated risks, see MD&A - Our Business Segments - Single-Family Guarantee and Risk Factors.
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

■
OTC derivatives - OTC derivatives expose us to counterparty credit risk of individual counterparties, because these transactions are executed and settled directly between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations. When a counterparty in OTC derivatives that is subject to a master netting agreement has a net obligation to us with a market value above an agreed upon threshold, if any, the counterparty is obligated to deliver collateral in the form of cash, securities, or a combination of both to satisfy its obligation to us under the master netting agreement. Our OTC derivatives also require us to post collateral to counterparties in accordance with agreed upon thresholds, if any, when we are in a derivative liability position. The collateral posting thresholds we assign to our OTC counterparties, as well as the ones they assign to us, are generally based on S&P or Moody's credit rating. The lowering or withdrawal of our or our counterparty's credit rating by S&P or Moody's may increase our or our counterparty's obligation to post collateral, depending on the amount of the counterparty's exposure to Freddie Mac with respect to the derivative transactions. Only OTC derivatives transactions executed prior to March 1, 2017 are subject to collateral posting thresholds. Based upon regulations that took effect March 1, 2017, OTC derivative transactions executed or materially amended after that date require posting of variation margin without the application of any thresholds. Our OTC derivative transactions will become subject to new initial margin requirements on September 1, 2020.

FREDDIE MAC | 2019 Form 10-K	98

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

Evaluating Counterparty Creditworthiness and Monitoring Performance
Over time, our exposure to derivative counterparties varies depending on changes in fair values, which are affected by changes in interest rates and other factors. Due to risk limits with certain counterparties, we may be forced to execute transactions with lower returns with other counterparties when managing our interest-rate risk. We manage our exposure through master netting and collateral agreements and stress-testing to evaluate potential exposure under possible adverse market scenarios. Collateral is typically transferred within one business day based on the values of the related derivatives. We regularly review the market values of the securities pledged to us as non-cash collateral, primarily agency and U.S. Treasury securities, to manage our exposure to loss. We conduct additional reviews of our exposure when market conditions dictate or certain events affecting an individual counterparty occur. When non-cash collateral is posted to us, we require collateral in excess of our exposure to satisfy the net obligation to us in accordance with the counterparty agreement.
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
Table 52 - Derivative Counterparty Credit Exposure

	As of December 31, 2019
(Dollars in millions)	Number of Counterparties	Fair Value - Gain positions	Fair Value - Gain positions, net of collateral
OTC interest-rate swap and swaption counterparties (by rating)
AA- or above	2	$17	$9
A+, A, or A-	12	2,563	11
BBB+, BBB, or BBB-	—	—	—
Total OTC	14	2,580	20
Cleared and exchange-traded derivatives	2	139	262
Total	16	$2,719	$282

Approximately 99% of our exposure at fair value for OTC interest-rate swap and option-based derivatives, excluding amounts related to our posting of cash collateral in excess of our derivative liability determined at the counterparty level, was collateralized at December 31, 2019. The remaining exposure was primarily due to market movements between the measurement of a derivative at fair value and our receipt of the related collateral, as well as exposure amounts below the then applicable counterparty collateral posting threshold, if any. The concentration of our derivative exposure among our primary OTC derivative counterparties remains high and could further increase.
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

The major financial institutions with which we transact regarding our other investments (including non-mortgage-related securities and cash and cash equivalents) include other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. For more information on our other investments portfolio, see Liquidity and Capital Resources.
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

FREDDIE MAC | 2019 Form 10-K	99

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

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

We also execute forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes and utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (MBSD/FICC) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the counterparty credit risk of the organization. In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we could be subject to the loss of the margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed the amount of margin we have posted to the MBSD/FICC, as clearing members are generally required to cover losses caused by defaulting members on a pro rata basis. It is difficult to estimate our maximum exposure, as this would require an assessment of transactions that we and other members of the MBSD/FICC may execute in the future. We believe that it is unlikely we will have to make any material payments under these arrangements and the risk of loss is expected to be remote because of the MBSD/FICC's financial safeguards and our ability to terminate our membership in the clearinghouse (which would limit our loss). As of December 31, 2019, the gross fair value of such forward purchase and sale commitments that were in derivative asset positions was $50 million.

■
Secured lending activities - As part of our other investments portfolio, we enter into secured lending arrangements to provide financing for certain Freddie Mac securities and other assets related to our guarantee businesses in an attempt to improve the market for these assets. These transactions differ from those we use for liquidity purposes, as the borrowers may not be major financial institutions, potentially exposing us to the institutional credit risk of these institutions. We also provide advances to lenders for mortgage loans that they will subsequently either sell through our cash purchase program or securitize into securities that they will deliver to us. In addition, we may invest in other secured lending activities. For additional information, see Note 14.

Other Market Participants

We have exposure to other market participant counterparties for transactions that we enter into in the ordinary course of business, including the following:

■
Document custodians - We use third-party document custodians to provide loan document certification and custody services for the loans that we purchase and securitize. In many cases, our sellers and servicers or their affiliates also serve as document custodians for us. Our ownership rights to the loans that we own or that back our securitization products could be challenged if a seller or servicer intentionally or negligently pledges, sells, or fails to obtain a release of prior liens on the loans that we purchased, which could result in financial losses to us. When a seller or servicer, or one of its affiliates, acts as a document custodian for us, the risk that our ownership interest in the loans may be adversely affected is increased, particularly in the event the seller or servicer were to become insolvent. To manage these risks, we establish qualifying standards for our document custodians and maintain legal and contractual arrangements that identify our ownership interest in the loans. We also monitor the financial strength of our document custodians on an ongoing basis in accordance with our counterparty credit risk management framework, and we require transfer of documents to a different third-party document custodian if we have concerns about the solvency or competency of the document custodian.

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

FREDDIE MAC | 2019 Form 10-K	100

Management's Discussion and Analysis	Risk Management | Operational Risk

Operational Risk
Operational risk is the risk of direct or indirect loss resulting from inadequate or failed internal processes, people, or systems or from external events. Operational risk is inherent in all our activities. Operational risk events include accounting, financial reporting, or operational errors, technology failures, business interruptions, non-compliance with legal or regulatory requirements, fraudulent acts, inappropriate acts by employees, information security incidents, or third parties who do not perform in accordance with their contracts. These operational risk events could result in financial loss, legal actions, regulatory fines, and reputational harm.
Operational Risk Management and Risk Profile

Our operational risk management methodology includes risk identification, measurement, monitoring, controlling, and reporting. When operational risk events are identified, our policies require that the events be documented and analyzed to determine whether changes are required in our systems, people, and/or processes to mitigate the risk of future events.
In order to evaluate and monitor the risks associated with business processes, each business line periodically completes an assessment using the RCSA methodology. The methodology is designed to identify and assess the business line's exposure to operational risk and determine if action is required to manage the risk to an acceptable level.
In addition to the RCSA process, we employ several tools to identify, measure, and monitor operational risks, including loss event data, key risk indicators, root cause analysis, and testing. Our operational risk methodology requires that the primary responsibility for managing both the day-to-day risk and longer-term or emerging risks lies with the business lines, with independent oversight performed by the second line of defense.
We continue to face heightened operational risk and expect the risk to remain elevated for the near term. This elevated risk profile is due to the layering impact of several factors including: legacy systems requiring upgrade for operational resiliency; reliance on manual processes and models; volume and complexity of business initiatives, including the UMBS and new initiatives we are pursuing as required by the Conservatorship Scorecards; external events such as cybersecurity threats and third-party failures; and issues requiring remediation. Other factors contributing to our heightened operational risk are discussed in Risk Factors - Operational Risks. We also continue to manage other operational risks, such as compliance risk.
While our operational risk profile remains elevated, we are continuing to strengthen our operational control environment by building out our operational risk resources within the first line of defense and ERM.
Business Resiliency Risk

We continue to enhance our business resiliency capabilities for mission critical systems and processes. Freddie Mac has established business resiliency policies and standards to strengthen enterprise-wide risk reduction activities, program execution, and program maturity. Program enhancements include geographical redundancies, expanded use of a third-party cloud platform for our business applications, as well as continuous technological transformation to achieve recovery of critical business functions and supporting assets in the event of a business disruption.
Internal Processes and New Initiatives

We periodically make improvements to the design of our processes for business lines with increased business volumes and complexity of transactions to achieve effectiveness and efficiency in our operations. New initiatives that pose significant risks to the company are subject to additional evaluation, documentation, reporting, review, and approvals (including by the second line), prior to execution.
Common Securitization Platform

We continue to make various multi-year investments to build and support the infrastructure for a better housing finance system, including the development of the CSP by CSS (jointly owned by Freddie Mac and Fannie Mae) and the UMBS. Regarding the CSP, while we exercise influence over CSS through our representation on the CSS Board of Managers, we do not control its day-to-day operations. CSS' day-to-day operations are managed by CSS management, which is overseen by the CSS Board of Managers.
In January 2020, FHFA directed Freddie Mac and Fannie Mae to amend the CSS LLC agreement to change the structure of the CSS Board. These changes reduce Freddie Mac’s and Fannie Mae’s ability to control CSS Board decisions, even after conservatorship, including decisions about strategy, business operations, and funding. During conservatorship, FHFA will designate a CSS Board Chair that must affirmatively vote for all decisions of the CSS Board in order for the decisions to become effective, and FHFA also may appoint up to three additional independent members to the CSS Board, who along with

FREDDIE MAC | 2019 Form 10-K	101

Management's Discussion and Analysis	Risk Management | Operational Risk

the Board Chair and the Chief Executive Officer of CSS may continue to serve on the CSS Board after conservatorship. FHFA appointed a new CSS Board member to serve as Chair in January 2020. If FHFA appoints three additional CSS Board members, the four members appointed by Freddie Mac and Fannie Mae will constitute a minority of the CSS Board. During conservatorship, the CSS Board members we and Fannie Mae appoint could be outvoted by non-GSE designated Board members on any matter, and if either we or Fannie Mae exits conservatorship, the GSE-appointed members could be outvoted on a number of significant actions, including approval of the annual budget and strategic plan for CSS, so long as it does not involve material decisions, such as a material change in CSS’s functionality or capital contributions beyond those necessary to support CSS’s ordinary business operations. For additional information on the changes in the structure of CSS and CSS-related risks, see Introduction - About Freddie Mac - Common Securitization Platform and UMBS and Risk Factors - Conservatorship and Related Matters - FHFA, as our Conservator, controls our business activities. We may be required to take actions that reduce our profitability, are difficult to implement, or expose us to additional risk.
Following the implementation of CSP Release 2 in June 2019, Freddie Mac, Fannie Mae, FHFA, and CSS continue to work together to monitor the operational effectiveness of the platform.
For additional information, see Risk Factors - Operational Risks - A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, damage our reputation, and cause losses.
Cybersecurity Risk

Our operations rely on the secure, accurate and timely receipt, processing, storage, and transmission of confidential and other information in our systems and networks and with customers, counterparties, service providers, and financial institutions. Information risks for companies like ours have increased significantly in recent years. Like many companies and government entities, from time to time we have been, and likely will continue to be, the target of attempted cyberattacks and other information security threats.
We continue to invest in the information risk and security area to strengthen our capabilities to prevent, detect, respond to and mitigate risk, and protect our systems, networks, and other technology assets against unauthorized attempts to access confidential information or to disrupt or degrade our business operations. We have obtained insurance coverage relating to cybersecurity risks. However, this insurance may not be sufficient to provide adequate loss coverage. Although to date we have not experienced any cyberattacks resulting in significant impact to the company, there is no assurance that our cybersecurity risk management program will prevent cyberattacks from having significant impacts in the future.
For additional information, see Risk Factors - Operational Risks - Potential cybersecurity threats are changing rapidly and growing in sophistication. We may not be able to protect our systems or the confidentiality of our information from cyberattack and other unauthorized access, disclosure, and disruption.
Third-Party Risk

We continue to enhance our third-party risk management program in order to effectively manage risks that could manifest with the use of third parties to support business processes. Third parties overseen within the program include suppliers, seller/servicers, and other counterparties. The third-party risk management program provides oversight and governance throughout the third party life cycle including risk assessment, due diligence, contract negotiations, on-going monitoring, and termination of third parties.
Model Risk

Model risk is the potential for adverse consequences from model errors or decisions based on incorrect or misused model outputs. Our business activities significantly rely on the use of models. We use a variety of models to inform management decisions related to our businesses. These include models that forecast significant factors such as interest rates, mortgage rates, and house prices, as well as models that project future cash flows related to borrower prepayment and default behavior.
Model development, changes to existing models, and model risks are managed in each business line according to our three-lines-of-defense framework. New model development and changes to existing models undergo a review process. Each business periodically reviews model performance, embedded assumptions, and limitations and modeling techniques, and updates its models as it deems appropriate. ERM independently validates the work done by the business lines (e.g., conducting independent assessments of ongoing monitoring results, model risk ratings, performance monitoring, and reporting against thresholds and alerts).
Given the importance and complexity of models in our business, model development may take significant time to complete. Delays in our model development process could affect our ability to make sound business and risk management decisions, and increase our exposure to risk. We have procedures designed to mitigate this risk.
In 2019, we concluded work on the following items:

FREDDIE MAC | 2019 Form 10-K	102

Management's Discussion and Analysis	Risk Management | Operational Risk

■	New Model Risk Standard with enhanced governance protocols;

■	Formalized model key risk indicators with an associated model risk appetite; and

■	Design completion of a peer review process serving as a secondary control within the model risk function.
We face significant risks associated with our use of models, as discussed in Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.
Compliance Risk

We have established and continue to enhance our legal and compliance risk management program in order to effectively manage the risk of non-compliance with legal and regulatory requirements. This program leverages the three lines of defense enterprise risk framework for managing operational risks. It entails, among other things, identifying applicable legal and regulatory requirements as well as any changes to these requirements, educating employees on new and existing legal and regulatory requirements applicable to their areas of responsibility, and evaluating business processes and controls in light of applicable legal obligations and related compliance risks.
Effectiveness of Our Disclosure Controls and Procedures

Management, including the company's CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. As of December 31, 2019, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see Controls and Procedures.

FREDDIE MAC | 2019 Form 10-K	103

Management's Discussion and Analysis	Risk Management | Market Risk

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
Another source of interest-rate risk comes from upfront fees (including buy-downs) related to our single-family credit guarantee activity. These fees are cash we receive at loan acquisition as compensation for our guarantee, which also typically includes a contractual monthly fee paid as a percentage of the UPB of the underlying loan. Determining the amount of the upfront fees we charge requires us to estimate loan prepayment activity, which varies based on estimates of future interest rates. From an interest-rate risk standpoint, receiving upfront fees increases risk as the actual prepayment rate of the loans we purchase may be different than our original estimates and may vary based on changes in interest rates. As interest rates decrease, loans typically prepay more quickly, resulting in accelerated recognition of upfront fees in earnings and a higher annualized rate of income. The opposite occurs as interest rates increase, resulting in slower recognition of upfront fees in earnings and a lower annualized rate of income. We incorporate upfront fees in our interest-rate risk metrics by assuming upfront fees are equivalent to the sale of an interest-only security, allowing for modeling and aggregation of the interest-rate exposure of upfront fees with the rest of our interest-rate exposures.
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

■
Using short-TBA positions to hedge certain assets, primarily loans acquired through our cash loan purchase program that are awaiting securitization and portions of our agency mortgage-related securities portfolio; and

■	Entering into certain spread-related derivatives to offset our spread exposures.
Interest-Rate Risk

Interest-rate risk is the economic risk related to adverse changes in the level or volatility of interest rates. A change in the level of interest rates (represented by a parallel shift of the yield curve, all else constant) exposes our assets and liabilities to risk,

FREDDIE MAC | 2019 Form 10-K	104

Management's Discussion and Analysis	Risk Management | Market Risk

potentially affecting expected future cash flows and their present values. This is reflected in our PVS-L and duration gap disclosures. Similarly, changes in the shape or slope of the yield curve (often reflecting changes in the market's expectation of future interest rates) expose our assets and liabilities to risk, potentially affecting expected future cash flows and their present values. This is reflected in our PVS-YC disclosure. Volatility risk is the risk that changes in the market's expectation of the magnitude of future variations in interest rates will adversely affect our economic value. We are exposed to volatility risk in both our mortgage-related assets and liabilities, especially in instruments with embedded options.
In 1Q 2019, we changed the name of the Portfolio Market Value Sensitivity (PMVS) metrics to Portfolio Value Sensitivity (PVS). We removed "market" from these metrics as we economically hedge the present value of cash flows, which may not necessarily be the fair value of an instrument. In the case of upfront fees, we assume upfront fees are equivalent to the sale of an interest-only security, allowing for modeling and aggregation of the interest-rate exposure of upfront fees with the rest of our interest-rate exposures.
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

Together, effective duration and effective convexity provide a measure of an instrument's overall price sensitivity to changes in interest rates. We utilize the concepts of effective duration and effective convexity in calculating our primary interest-rate risk measures: duration gap and PVS.

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

■
PVS - PVS is our estimate of the change in the value of our financial assets and liabilities from an instantaneous shock to interest rates, assuming spreads are held constant and no rebalancing actions are undertaken. PVS is measured in two ways, one measuring the estimated sensitivity of our portfolio's value to a 50 basis point parallel movement in interest rates (PVS-L) and the other to a nonparallel movement (PVS-YC), resulting from a 25 basis point change in slope of the LIBOR yield curve. The 50 basis point shift and 25 basis point change in slope of the LIBOR yield curve used for our PVS measures reflect reasonably possible near-term changes that we believe provide a meaningful measure of our interest-rate risk sensitivity.

To calculate PVS, the interest rate shock is applied to the duration (and convexity for PVS-L) of all interest-rate sensitive financial instruments. The resulting change in value for the aggregate portfolio is computed for both the up rate and down

FREDDIE MAC | 2019 Form 10-K	105

Management's Discussion and Analysis	Risk Management | Market Risk

rate shock, and whichever produces the more adverse outcome is the PVS. In cases where both the up rate and down rate shocks result in a positive effect, the PVS is zero. PVS results are shown on a pre-tax basis.
Interest-Rate Risk Results
The following tables provide our duration gap, estimated point-in-time and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The tables below also provide PVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.
We began to include upfront fees (including buy-downs) in our interest-rate metrics in 2Q 2019 as described above. Including upfront fees and related derivative activities significantly increased the Derivatives PVS-L and PVS-YC results for December 31, 2019 in the table below, with an offsetting impact in the Guarantees PVS-L and PVS-YC results. As of December 31, 2019, the inclusion of upfront fees interest rate risk added a PVS-L (50 basis points), PVS-L (100 basis points) and PVS-YC (25 basis points) equivalent of $1.4 billion, $2.7 billion and $0.4 billion, respectively.
Table 53 - PVS-YC and PVS-L Results Assuming Shifts of the LIBOR Yield Curve

	December 31, 2019			December 31, 2018
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets:
Investments	($307)	$4,840	$10,011	($536)	$5,792	$11,761
Guarantees(2)	(224)	351	706	89	(425)	(773)
Total Assets	(531)	5,191	10,717	(447)	5,367	10,988
Liabilities	20	(1,563)	(3,413)	(109)	(1,889)	(3,948)
Derivatives	513	(3,646)	(7,409)	560	(3,446)	(6,917)
Total	$2	($18)	($105)	$4	$32	$123
PVS	$2	$—	$—	$4	$32	$123

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

(2)	Represents the interest-rate risk from our single-family guarantee portfolio, which includes buy-ups, float, and, beginning in 2Q 2019, upfront fees (including buy-downs).
Table 54 - Duration Gap and PVS Results

	Year Ended December 31,
	2019			2018
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.8	$34	$96	—	$11	$15
Minimum	(0.8)	—	—	(0.4)	—	—
Maximum	8.6	345	950	0.3	31	77
Standard deviation	1.6	72	189	0.1	6	16
The disclosure in our Monthly Volume Summary reports, which are available on our website www.freddiemac.com/investors/financials/monthly-volume-summaries.html, reflects the average of the daily PVS-L, PVS-YC, and duration gap estimates for a given reporting period (a month, a quarter, or a year).
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.

FREDDIE MAC | 2019 Form 10-K	106

Management's Discussion and Analysis	Risk Management | Market Risk

Table 55 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
December 31, 2019	$3,628	$—	($3,628)
December 31, 2018	3,478	32	(3,446)
In April 2019, we updated our interest-rate risk measures and began incorporating upfront fees (including buy-downs) related to single-family credit guarantee activity into our asset and liability interest-rate risk management strategy and definition. As a result, the PVS-L before derivatives is significantly higher as of December 31, 2019 than it would have been if we had not updated our interest-rate risk management strategy and definition to include upfront fees.
The inclusion of upfront fees increased the volume of derivatives we used to hedge interest-rate risk, and this higher volume of derivatives, coupled with the volatility of market interest rates during the period, created variability in our PVS-L during 2019. The table below shows the average, minimum, and maximum PVS-L before derivatives and after derivatives during 2019.
Table 56 - PVS-L Average, Minimum, and Maximum

	Year Ended December 31, 2019
	PVS-L (50bps)
(In millions)	Before Derivatives	After Derivatives
Average	$3,739	$96
Minimum	3,155	—
Maximum	4,384	950
Limitations of Interest-Rate Risk Measures

While we believe that PVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. Mis-estimation of economic market risk could result in over or under hedging of interest-rate risk, significant economic losses, and an adverse impact on earnings. The limitations of our economic market risk measures include the following:

■	Our PVS and duration gap estimates are determined using models that involve our judgment of interest-rate and prepayment assumptions.

■	There could be times when we hedge differently than our model estimates during the period, such as when we are making changes or market updates to these models.

■	PVS and duration gap do not capture the potential effect of certain other market risks, such as changes in volatility and market spread risk. The effect of these other market risks can be significant.

■
Our sensitivity analyses for PVS and duration gap contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio.

■
Although the mortgage-related investments portfolio is the main contributor of interest-rate risk to the company, other core businesses also contribute to our interest-rate risk and may be managed differently. We have certain assets that have a relatively short holding period. As a result, we may manage the risk of these assets based on their disposition, while our risk measures use long-term cash flows. Hedging these businesses at times requires additional assumptions concerning risk metrics to accommodate changes in pricing that may not be related to the future cash flow of the assets. This could create a perceived risk exposure as the hedged risk may differ from the modeled risk.

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

■	Our reported measurements do not include the sensitivity to interest-rate changes of net worth and the following assets and liabilities:

●
Credit guarantee activities - We currently do not hedge the interest-rate exposure of our credit guarantees except for the interest-rate exposure related to upfront fees (including buy-downs), buy-ups, float, and STACR debt notes. Float, which arises from timing differences between the borrower's principal payments on the loan and the reduction of the

FREDDIE MAC | 2019 Form 10-K	107

Management's Discussion and Analysis	Risk Management | Market Risk

security balance, can lead to significant interest expense if the interest rate paid to a security investor is higher than the reinvestment rate earned by the securitization trusts on payments received from borrowers and paid to us as trust management income.

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
Spread Risk

Spread risk is the risk that yields in different asset classes may not move together and may adversely affect our economic value. This risk arises principally because interest rates on our mortgage-related investments may not move in tandem with interest rates on our financial liabilities and derivatives, potentially affecting the effectiveness of our hedges. We are exposed to the following types of market spread risk:

■	Market spread risk arising from mortgage-related investments, including loans and securities, and certain non-mortgage investments;

■	Market spread risk arising from our use of SOFR- or Treasury-based instruments in our risk management activities;

■
Market spread risk arising from the difference in time between when we commit to purchase a mortgage loan through our pipeline path and when we either securitize the loan or hedge it by using forward TBA securities or derivatives. During this time, market spreads can widen, causing losses due to changes in fair value.

GAAP Earnings Variability

The GAAP accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value) creates variability in our GAAP earnings when interest rates and spreads change. We manage this variability of GAAP earnings, which may not reflect the economics of our business, using fair value hedge accounting.
Interest-Rate Volatility

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, our GAAP financial results are subject to significant earnings variability from period to period based on changes in market conditions. Based upon the composition of our financial assets and liabilities, including derivatives, at December 31, 2019, we generally recognize fair value losses in GAAP earnings when interest rates decline.
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
■ At December 31, 2019, the GAAP adverse scenario (for both before and after fair value hedge accounting) was a parallel shift in which rates decrease by 100 basis points.
■ At December 31, 2018, the GAAP adverse scenario before fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points, while the adverse scenario after fair value hedge accounting was a non-parallel shift in which short and medium-term rates decrease by 100 basis points.
The results of this evaluation are shown in the table below.
Table 57 - GAAP Adverse Scenario Before and After Hedge Accounting

	GAAP Adverse Scenario (Before-Tax)
(Dollars in billions)	Before Hedge Accounting	After Hedge Accounting	% Change
December 31, 2019	($4.3)	($0.1)	98%
December 31, 2018	(2.7)	(0.2)	93

FREDDIE MAC | 2019 Form 10-K	108

Management's Discussion and Analysis	Risk Management | Market Risk

The additional volume of derivatives from updating our interest-rate risk measures to include upfront fees (including buy-downs) related to single-family credit guarantee activity, and the volatility in market interest rates during 2019 created variability in our GAAP adverse scenarios. While the December 31, 2019 GAAP adverse scenario shows a 98% reduction after hedge accounting, this result includes the effect of the new hedge accounting strategy implemented in September 2019, which was not in effect for the entire year. As a result, the average GAAP adverse scenario after hedge accounting was higher during 2019 than it was as of December 31, 2019. With the implementation of the new hedge accounting strategy in September 2019, we expect the GAAP adverse scenario after hedge accounting in future periods to be similar to the result as of December 31, 2019.
The table below shows the average, minimum, and maximum GAAP adverse scenario before hedge accounting and after hedge accounting during 2019.
Table 58 - GAAP Adverse Scenario Average, Minimum, and Maximum

	Year Ended December 31, 2019
	GAAP Adverse Scenario (Before-Tax)
(In billions)	Before Hedge Accounting	After Hedge Accounting
Average	($3.6)	($0.4)
Minimum	(2.1)	—
Maximum	(5.2)	(1.8)
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
Table 59 - Estimated Net Interest Rate Effect on Comprehensive Income (Loss)

	Year Ended December 31,
(In billions)	2019	2018
Interest rate effect on derivative fair values	($7.3)	$2.5
Estimate of offsetting interest rate effect related to financial instruments measured at fair value(1)	3.6	(1.9)
Gains (losses) on mortgage loans and debt in fair value hedge relationships	3.6	(1.6)
Amortization of deferred hedge accounting gains and losses	(0.3)	0.3
Income tax (expense) benefit	0.1	0.1
Estimated net interest rate effect on comprehensive income (loss)	($0.3)	($0.6)

(1)
Includes the interest rate effect on our trading securities, available-for-sale securities, mortgage loans held-for-sale and other assets and debt for which we elected the fair value option, which is reflected in other non-interest income (loss) and total other comprehensive income (loss) on our consolidated statements of comprehensive income.

The effect from the change in interest rates on derivative fair values is mostly offset by the effect from the change in interest rates related to financial instruments measured at fair value and gains and losses on mortgage loans and debt in fair value hedging relationships. However, the estimated net interest rate effect on comprehensive income (loss) in 2019 was higher than it otherwise would have been as a result of the additional volume of derivatives and volatility in market interest rates during 2019. The remaining net interest-rate effect on comprehensive income is largely attributable to the following:
■ The reversal of previously recognized derivative gains and losses;
■ The implied net cost on instruments such as swaptions, futures, and forward purchase and sale commitments from our hedging and interest-rate risk management activities, which are recognized in GAAP earnings over time as a component of derivative gains and losses as the instruments approach maturity; and
■ The amortization of previously deferred hedge accounting gains and losses, which we recognize in interest income over the contractual life of the hedged item.

FREDDIE MAC | 2019 Form 10-K	109

Management's Discussion and Analysis	Risk Management | Market Risk

Spread Volatility

We have limited ability to manage our spread risk exposure and therefore the volatility of market spreads may contribute to significant GAAP earnings variability. For financial assets measured at fair value, we generally recognize fair value losses when market spreads widen. Conversely, for financial liabilities measured at fair value, we generally recognize fair value gains when market spreads widen. Certain accounting elections we make, such as election of the fair value option, may affect the amount of spread volatility recognized in our results of operations.
The table below shows the estimated effect of spreads on our comprehensive income (loss), after tax, by segment.
Table 60 - Estimated Spread Effect on Comprehensive Income (Loss)

	Year Ended December 31,
(In billions)	2019	2018
Capital Markets	$0.2	$0.4
Multifamily(1)	(0.3)	(0.4)
Single-family Guarantee	—	0.1
Spread effect on comprehensive income (loss)	($0.1)	$0.1

(1)
Represents the net spread-related fair value impacts due to changes in spreads on loans and commitments where we have elected the fair value option, mortgage-related securities, and spread-related derivatives.

For further discussion of significant financial results related to spread risk, see Our Business Segments - Multifamily and Our Business Segments - Capital Markets.
Transition from LIBOR

In 2017, the Chief Executive of the United Kingdom's Financial Conduct Authority (FCA) announced that the FCA will no longer persuade or compel member panel banks to make LIBOR submissions after 2021. He has also indicated that market participants should expect LIBOR to be subsequently discontinued, or at least to no longer be deemed representative of market interest rates, and should proceed expeditiously with preparations for transitioning to an alternative reference interest rate. U.S. regulators have made similar statements. As a result, it is likely that LIBOR will be discontinued as a benchmark interest rate after 2021.
Freddie Mac has exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from floating rate securities we issue, loans and securities we acquire (including loans we subsequently resecuritize), and derivatives we enter into that reference LIBOR.
Senior management is actively evaluating and managing risks related to the LIBOR transition. To help prepare for an orderly transition from LIBOR, we established a LIBOR Working Group in 2018 that consists of members from the different business areas as well as the Legal and ERM divisions. We also have formed LIBOR transition committees across our businesses, functions, and products. Senior management and the LIBOR Working Group provide periodic updates to the Board and are working with FHFA on our transition implementation.
The Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to recommend a set of alternative reference interest rates for possible use as market-accepted benchmarks. Based on the ARRC's recommendation, the Federal Reserve Bank of New York began publishing SOFR in April 2018. Since then, certain derivative products and debt securities tied to SOFR have been introduced, and various industry groups have continued working to develop plans and documentation to facilitate a transition to SOFR as the new market-accepted benchmark. We have been a member of the ARRC since 2017 and have participated in many of its working groups.
We support the ARRC’s recommendation to replace LIBOR with SOFR. We have issued SOFR-based unsecured debt, and we have executed SOFR-based interest-rate swaps and futures transactions. In December 2019, we conducted an offering of multifamily K certificates that included a class of floating rate certificates indexed to SOFR. The transition from LIBOR will affect our new purchases of single-family hybrid ARMs. For example, in July 2019, we announced that we will work with our customers, investors, and servicers to transition existing LIBOR-based ARM products to SOFR-based ARM products by the end of 2021. In November 2019, we announced that, in coordination with FHFA and Fannie Mae, we intend to offer our lenders the opportunity to deliver a suite of SOFR-based ARM products that will be based on eligibility, underwriting, pricing, and delivery requirements which we intend to announce in an update to our Seller/Servicer Guide in 2020.
On February 5, 2020, we announced that we will no longer purchase single-family ARMs and multifamily floating-rate loans tied to LIBOR with an application date on or after October 1, 2020. In addition, we will no longer purchase single-family ARMs and multifamily floating-rate loans tied to LIBOR after December 31, 2020, regardless of the application date or mortgage date. We

FREDDIE MAC | 2019 Form 10-K	110

Management's Discussion and Analysis	Risk Management | Market Risk

will begin purchasing multifamily floating-rate loans tied to SOFR by November 1, 2020. We also announced our plans to purchase single-family ARMs tied to SOFR in the second half of 2020. Finally, we announced our intention to develop plans to cease purchasing single-family ARMs tied to constant maturity Treasury indices, which we anticipate will be implemented in 2021 upon guidance from FHFA. Our purchases of single-family ARMs and multifamily floating-rate loans may decrease after these changes are implemented as affected market participants may need more time to develop the systems and processes necessary to originate and sell ARMs and floating-rate loans tied to SOFR or any other new indices that may be developed.
For a discussion of the risks related to the LIBOR transition, see Risk Factors - Market Risk - The discontinuance of LIBOR after 2021, or before the end of 2021 if LIBOR is deemed unreliable, could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth. A transition to an alternative reference interest rate could present operational problems, subject us to increased litigation risk, and result in market disruption. We may be unable to take a consistent approach across our financial products.

FREDDIE MAC | 2019 Form 10-K	111

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Sources and Uses of Funds

Our primary source of funding for the assets on our balance sheet is the issuance of debt. In addition to the funding provided by issuing debt, our other sources of funds include:

■	Principal payments on and sales of securities and loans that we own;

■	Repurchase transactions;

■	Interest income on securities and loans that we own;

■	Guarantee fees (inclusive of initial upfront fees);

■	Net worth, which represents funding available to us prior to our dividend requirement on our senior preferred stock; and

■	Draws from Treasury under the Purchase Agreement, which are only made if we have a quarterly deficit in our net worth.
We use these sources to fund the assets on our balance sheet. Our primary uses of funds include:

■	Principal payments upon the maturity, redemption, or repurchase of our other debt;

■	Payments of interest on our other debt and other expenses;

■	Purchases of mortgage loans, including purchases of seriously delinquent or modified loans underlying our securities, mortgage-related securities, and other investments;

■	Payments related to derivative contracts and posting or pledging of collateral to third parties in connection with secured financing and daily trade activities; and

■	Dividend requirements on our senior preferred stock.
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
Maintaining sufficient liquidity is of primary importance to, and a cost of, our business. Under our liquidity management practices and policies, we:

■	Manage intraday cash needs and provide for the contingency of an unexpected cash demand;

■	Maintain cash and non-mortgage investments to enable us to meet ongoing cash obligations for a limited period of time, assuming no access to unsecured debt markets;

■	Maintain unencumbered securities with a value greater than or equal to the largest projected daily cash shortfall for an extended period of time, assuming no access to unsecured debt markets; and

FREDDIE MAC | 2019 Form 10-K	112

Management's Discussion and Analysis	Liquidity and Capital Resources

■	Manage the maturity of our unsecured debt based on our asset profile.
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
Liquidity Profile
Primary Sources of Liquidity

The following table lists the sources of our liquidity, the balances as of December 31, 2019 and a brief description of their importance to Freddie Mac. Our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market interest rates, market confidence, operational risks, and other factors.
Table 61 - Sources of Liquidity

Source		Balance(1) (In billions)		Description
Liquidity
•	Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$68.0	•	The Liquidity and Contingency Operating Portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
•	Liquid Portion of the Mortgage-Related Investments Portfolio	$124.4	•
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

Other Investments Portfolio

The table below summarizes the balances in our other investments portfolio, which includes the Liquidity and Contingency Operating Portfolio. The investments in our other investments portfolio are important to our cash flow, collateral management, asset and liability management, and ability to provide liquidity and stability to the mortgage market. The other investments portfolio is primarily used for short-term liquidity management, cash and other investments held by consolidated trusts, and other investments, which include investments in debt securities used to pledge as collateral, LIHTC partnerships, and secured lending activities.
Table 62 - Other Investments Portfolio

	As of December 31, 2019				As of December 31, 2018
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio(1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio(1)
Cash and cash equivalents	$4.2	$0.9	$0.1	$5.2	$6.7	$0.6	$—	$7.3
Securities purchased under agreements to resell	40.6	23.1	2.4	66.1	20.2	12.1	2.5	34.8
Non-mortgage related securities	23.2	—	3.9	27.1	16.8	—	2.4	19.2
Secured lending and other	—	—	5.2	5.2	—	—	1.8	1.8
Total	$68.0	$24.0	$11.6	$103.6	$43.7	$12.7	$6.7	$63.1

(1)	Represents carrying value.
Our non-mortgage-related investments in the Liquidity and Contingency Operating Portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $3.7 billion and $1.5 billion as of December 31, 2019 and December 31, 2018, respectively.

FREDDIE MAC | 2019 Form 10-K	113

Management's Discussion and Analysis	Liquidity and Capital Resources

The Liquidity and Contingency Operating Portfolio also included collateral posted to us in the form of cash primarily by derivatives counterparties of $2.6 billion and $3.0 billion as of December 31, 2019 and December 31, 2018, respectively. We have invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our Liquidity and Contingency Operating Portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements.
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
We hold other mortgage assets, but given their characteristics, they may not be available for immediate sale or for use as collateral for repurchase agreements. These assets consist of certain structured agency securities collateralized by non-agency mortgage-related securities, non-agency CMBS, non-agency RMBS, and unsecuritized seriously delinquent and modified single-family loans.
We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury.
Primary Sources of Funding

Debt securities that we issue are classified either as debt securities of consolidated trusts held by third parties or other debt. The following table lists the sources and balances of our funding as of December 31, 2019 and a brief description of their importance to Freddie Mac.
Table 63 - Funding Sources

Source		Balance(1) (In billions)		Description
Funding
•	Other Debt	$281.2	•	Other debt is used to fund our business activities, including single-family guarantee activities not funded by debt securities of consolidated trusts.
•	Debt Securities of Consolidated Trusts	$1,898.4	•
Debt securities of consolidated trusts are used primarily to fund our single-family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.

(1)	Represents carrying value of debt balances.
Other Debt Activities

We issue other debt to fund our operations. Competition for funding can vary with economic, financial market, and regulatory environments.
During 2019, we had sufficient access to the debt markets due largely to support from the U.S. government. We rely significantly on our ability to issue debt on an on-going basis to refinance our effective short-term debt. Our effective short-term debt percentage, which represents the percentage of our total other debt that is expected to mature within one year, was 55.2% and 42.7% as of December 31, 2019 and December 31, 2018, respectively.
Beginning January 1, 2019, our debt cap under the Purchase Agreement is $300.0 billion. As of December 31, 2019, our aggregate indebtedness, calculated as the par value of other debt, was $283.2 billion. We disclose the amount of our indebtedness on this basis monthly under the caption "Other Debt Activities - Total Debt Outstanding" in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com/investors/financials/monthly-volume-summaries.html.

FREDDIE MAC | 2019 Form 10-K	114

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Table 64 - Other Debt Activity

	Year Ended December 31, 2019
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)

Discount notes and Reference Bills
Beginning balance	$28,787	2.36%	$—	—%
Issuances	369,992	2.05	—	—
Repurchases	—	—	—	—
Maturities	(337,949)	2.20	—	—
Ending Balance	60,830	1.67	—	—

Securities sold under agreements to repurchase
Beginning balance	6,019	2.40	—	—
Additions	325,512	2.04	—	—
Repayments	(321,689)	2.07	—	—
Ending Balance	9,842	1.46	—	—

Callable debt
Beginning balance	2,000	2.53	105,206	2.09
Issuances	13,590	2.48	107,544	2.38
Repurchases	—	—	—	—
Calls	(14,590)	2.52	(95,172)	2.65
Maturities	—	—	(23,426)	1.35
Ending Balance	1,000	2.36	94,152	2.03

Non-callable debt
Beginning balance	14,440	2.04	80,789	2.56
Issuances	48,984	2.34	15,774	2.43
Repurchases	(345)	1.87	(869)	1.87
Maturities	(23,671)	2.19	(33,465)	1.68
Ending Balance	39,408	2.31	62,229	2.86

STACR Debt and SCR Debt Notes(2)
Beginning balance	—	—	17,729	6.02
Issuances	—	—	723	2.09
Repurchases	—	—	—	—
Maturities	—	—	(2,956)	4.49
Ending Balance	—	—	15,496	5.55

Total other debt	$111,080	1.89%	$171,877	2.65%
Referenced footnotes are included after the next table.

FREDDIE MAC | 2019 Form 10-K	115

Management's Discussion and Analysis	Liquidity and Capital Resources

	Year Ended December 31, 2018
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)

Discount notes and Reference Bills
Beginning balance	$45,717	1.19%	$—	—%
Issuances	356,129	1.40	—	—
Repurchases	—	—	—	—
Maturities	(373,059)	1.29	—	—
Ending Balance	28,787	2.36	—	—

Securities sold under agreements to repurchase
Beginning balance	9,681	1.06	—	—
Additions	162,524	1.82	—	—
Repayments	(166,186)	1.75	—	—
Ending Balance	6,019	2.40	—	—

Callable debt
Beginning balance	—	—	113,822	1.58
Issuances	2,000	2.28	26,191	3.13
Repurchases	—	—	(1,396)	2.64
Calls	—	—	(3,580)	2.23
Maturities	—	—	(29,831)	1.06
Ending Balance	2,000	2.53	105,206	2.09

Non-callable debt
Beginning balance	17,792	1.03	111,169	2.11
Issuances	14,965	2.02	11,514	2.21
Repurchases	—	—	(1,340)	2.11
Maturities	(18,317)	1.06	(40,554)	1.35
Ending Balance	14,440	2.04	80,789	2.56

STACR Debt and SCR Debt(2)
Beginning balance	—	—	17,925	5.04
Issuances	—	—	1,885	3.67
Repurchases	—	—	—	—
Maturities	—	—	(2,081)	4.14
Ending Balance	—	—	17,729	6.02

Total other debt	$51,246	2.28%	$203,724	2.62%

(1)	Average rate is weighted based on par value.

(2)
STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty and are therefore included as a separate category in the table.

FREDDIE MAC | 2019 Form 10-K	116

Management's Discussion and Analysis	Liquidity and Capital Resources

Our outstanding other debt balance increased during 2019, driven by an increase in the issuance of short-term SOFR debt primarily due to a higher mortgage loan pipeline forecast, coupled with near-term cash needs for upcoming debt maturities and anticipated calls. Our STACR debt balances should continue to decline as run off will primarily be replaced with STACR Trust note transactions.
During 2019, we replaced a portion of called or matured medium-term and long-term debt with callable debt. Our callable debt provides us with the option to repay the outstanding principal balance of the debt prior to its contractual maturity date. As of December 31, 2019, $72 billion of the outstanding $95 billion of callable debt may be called within one year, not including callable debt due to contractually mature within one year.
Other Short-Term Debt
The tables below contain details on the characteristics of our other short-term debt.
Table 65 - Other Short-Term Debt

	As of December 31, 2019
	Ending Balance		Yearly Average
(Dollars in millions)	Carrying Value	Weighted Average Effective Rate(1)	Carrying Value	Weighted Average Effective Rate(1)	Maximum Carrying Value Outstanding at Any Month End
Discount notes and Reference Bills	$60,629	1.67%	$44,675	2.16%	$60,629
Medium-term notes	40,405	2.31	29,781	2.36	43,096
Securities sold under agreements to repurchase	9,843	1.46	9,928	2.16	14,114
Total	$110,877	1.89%

	As of December 31, 2018
	Ending Balance		Yearly Average
(Dollars in millions)	Carrying Value	Weighted Average Effective Rate(1)	Carrying Value	Weighted Average Effective Rate(1)	Maximum Carrying Value Outstanding at Any Month End
Discount notes and Reference Bills	$28,621	2.36%	$35,126	1.79%	$46,892
Medium-term notes	16,440	2.10	15,403	1.37	18,200
Securities sold under agreements to repurchase	6,019	2.40	9,411	1.79	11,719
Total	$51,080	2.28%

	As of December 31, 2017
	Ending Balance		Yearly Average
(Dollars in millions)	Carrying Value	Weighted Average Effective Rate(1)	Carrying Value	Weighted Average Effective Rate(1)	Maximum Carrying Value Outstanding at Any Month End
Discount notes and Reference Bills	$45,596	1.19%	$50,867	0.85%	$60,967
Medium-term notes	17,792	1.03	12,172	0.78	17,967
Securities sold under agreements to repurchase	9,681	1.06	8,092	0.65	11,491
Total	$73,069	1.14%

(1)	Average rate is weighted based on carrying value.

FREDDIE MAC | 2019 Form 10-K	117

Management's Discussion and Analysis	Liquidity and Capital Resources

Maturity and Redemption Dates
The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.

Contractual Maturity Date as of December 31, 2019(1)

Earliest Redemption Date as of December 31, 2019(1)

(1)
STACR Debt Notes and SCR Debt Notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty and are therefore included as a separate category in the graphs.

Debt Securities of Consolidated Trusts

The largest component of debt on our consolidated balance sheets is debt securities of consolidated trusts, which relates to securitization transactions that we consolidated for accounting purposes. We issue this type of debt by securitizing mortgage loans primarily to fund the majority of our single-family guarantee activities. When we consolidate securitization trusts, we recognize the following on our consolidated balance sheets:

■
The assets held by the securitization trusts, the majority of which are mortgage loans. We recognized $1,940.5 billion and $1,842.9 billion of mortgage loans, which represented 88.1% and 89.3% of our total assets, as of December 31, 2019 and December 31, 2018, respectively.

■
The debt securities issued by the securitization trusts, the majority of which are pass-through securities, where the cash flows of the mortgage loans held by the securitization trust are passed through to the holders of the securities. We recognized $1,898.4 billion and $1,792.7 billion of debt securities of consolidated trusts, which represented 87.1% and 87.7% of our total debt, as of December 31, 2019 and December 31, 2018, respectively.

Debt securities of our consolidated trusts represent our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Debt securities of consolidated trusts are principally repaid from the cash flows of the mortgage loans held by the securitization trusts that issued the debt securities. In circumstances when the cash flows of the mortgage loans are not sufficient to repay the debt, we make up the shortfall because we have guaranteed the payment of principal and interest on the debt. In certain circumstances, we have the right and/or obligation to purchase the loan from the trust prior to its contractual maturity. At December 31, 2019, our estimated exposure (including the amounts that are due to Freddie Mac for debt securities of consolidated trusts that we purchased) to these debt securities is recognized as the allowance for loan losses on mortgage loans held by consolidated trusts. See Note 4 for details on our allowance for loan losses.

FREDDIE MAC | 2019 Form 10-K	118

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.
Table 66 - Activity for Debt Securities of Consolidated Trusts Held by Third Parties

	Year Ended December 31,
(In millions)	2019	2018
Beginning balance	$1,748,738	$1,672,605
Issuances:
New issuances to third parties	323,860	185,877
Additional issuances of securities	178,971	190,207
Total issuances	502,831	376,084
Extinguishments:
Purchases of debt securities from third parties	(30,306)	(41,453)
Debt securities received in settlement of secured lending	(46,670)	(25,220)
Repayments of debt securities	(319,791)	(233,278)
Total extinguishments	(396,767)	(299,951)
Ending balance	1,854,802	1,748,738
Unamortized premiums and discounts	43,553	43,939
Debt securities of consolidated trusts held by third parties	$1,898,355	$1,792,677

The table below provides information on the UPB of debt securities issued by our consolidated trusts.
Table 67 - Debt Securities of Consolidated Trusts Held by Third Parties

	As of December 31,
(In millions)	2019	2018
Single-family
Level 1 Securitization Products:
30-year or more amortizing fixed-rate	$1,563,211	$1,434,879
20-year amortizing fixed-rate	80,340	79,079
15-year amortizing fixed-rate	241,835	253,245
Adjustable-rate	38,271	45,051
Interest-only	4,828	6,697
FHA/VA and other governmental	1,718	1,939
Total single-family Level 1 Securitization Products	1,930,203	1,820,890
Other single-family	2,397	2,961
Total single-family	1,932,600	1,823,851
Total multifamily	8,642	7,220
Total Freddie Mac mortgage-related securities	1,941,242	1,831,071
Freddie Mac mortgage-related securities repurchased or retained at issuance	(86,440)	(82,333)
Debt securities of consolidated trusts held by third parties	$1,854,802	$1,748,738

FREDDIE MAC | 2019 Form 10-K	119

Management's Discussion and Analysis	Liquidity and Capital Resources

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, may be affected by our credit ratings. The table below indicates our credit ratings as of January 31, 2020.
Table 68 - Freddie Mac Credit Ratings

Nationally Recognized Statistical Rating Organization
	S&P	Moody's	Fitch
Senior long-term debt	AA+	Aaa	AAA
Short-term debt	A-1+	P-1	F1+
Subordinated debt	AA	Aa2	AA-
Preferred stock(1)	D	Ca	C
Outlook	Stable	Stable	Stable

(1)	Does not include senior preferred stock issued to Treasury.
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
Cash Flows

■ 2019 vs. 2018 - Cash and cash equivalents (including restricted cash and cash equivalents) decreased by $2.1 billion from $7.3 billion as of December 31, 2018 to $5.2 billion as of December 31, 2019, as we invested the proceeds from issuances of other debt in securities purchased under agreements to resell due to higher near-term cash needs for upcoming debt maturities and anticipated calls of other debt and a higher expected loan purchase forecast.
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
At December 31, 2019, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $9.1 billion as of December 31, 2019 and the applicable Capital Reserve Amount of $20.0 billion, we will not have a dividend requirement to Treasury for the quarter ending December 31, 2019. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference on the senior preferred stock. See Introduction - About Freddie Mac - Conservatorship and Government Support for Our Business for more information.
If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period, the unpaid amount would be added to the liquidation preference and our applicable Capital Reserve Amount would thereafter be zero, but this would not affect our ability to draw funds from Treasury under the Purchase Agreement. Our cumulative senior preferred stock dividend payments totaled $119.7 billion as of December 31, 2019.
The aggregate liquidation preference of the senior preferred stock owned by Treasury was $79.3 billion and the amount of available funding remaining under the Purchase Agreement was $140.2 billion as of December 31, 2019. To the extent we draw

FREDDIE MAC | 2019 Form 10-K	120

Management's Discussion and Analysis	Liquidity and Capital Resources

additional funds in the future, the aggregate liquidation preference will increase and the amount of available funding will decrease by the amount of those draws. See Conservatorship and Related Matters and Regulation and Supervision for more information.
The CECL accounting standard relating to the measurement of credit losses on financial instruments became effective as of January 1, 2020. CECL replaces the incurred loss impairment methodology with a methodology that reflects lifetime expected credit losses. We expect to recognize a decrease to retained earnings of $0.2 billion from our adoption of CECL on January 1, 2020. See Note 1 for additional information about our adoption of CECL.
The table below presents activity related to our net worth.
Table 69 - Net Worth Activity

	Year Ended December 31,
(In millions)	2019	2018	2017
Beginning balance	$4,477	($312)	$5,075
Comprehensive income (loss)	7,787	8,622	5,558
Capital draws from Treasury	—	312	—
Senior preferred stock dividends declared	(3,142)	(4,145)	(10,945)
Total equity / net worth	$9,122	$4,477	($312)
Aggregate draws under Purchase Agreement	$71,648	$71,648	$71,336
Aggregate cash dividends paid to Treasury	119,680	116,538	112,393
Conservatorship Capital Framework

In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make economic business decisions, while in conservatorship, utilizing a newly-developed risk-based CCF, a capital system with detailed formulae provided by FHFA. The CCF also provides the foundation for the risk-based component of the proposed Enterprise Capital Rule published by FHFA in the Federal Register in July 2018.
We use the CCF to evaluate business decisions and ensure the company makes such decisions prudently when pricing transactions and managing its businesses. This framework focuses on return on conservatorship capital versus an estimated cost of equity capital needed to support the risk assumed to generate those returns.
The CCF has been and may be further revised by FHFA from time to time, including in connection with FHFA's consideration and adoption of a final Enterprise Capital Rule, which could possibly result in material changes in our conservatorship capital, and, thus, our returns on conservatorship capital. In November 2019, FHFA announced that it plans to re-propose the Enterprise Capital Rule in 2020.
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

FREDDIE MAC | 2019 Form 10-K	121

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 70 - Returns on Conservatorship Capital(1)

	Year Ended December 31,
(Dollars in billions)	2019	2018
GAAP comprehensive income	$7.8	$8.6
Significant items:
Non-agency mortgage-related securities judgment(2)	—	(0.3)
Tax effect related to judgment(2)	—	0.1
Total significant items(3)	—	(0.2)
Comprehensive income, excluding significant items(3)	$7.8	$8.4
Conservatorship capital (average during the period)(4)	$51.8	$56.6
ROCC, based on GAAP comprehensive income(4)	15.0%	15.2%
Adjusted ROCC, based on comprehensive income excluding significant items(3)(4)	15.0%	14.8%

(1)	Average conservatorship capital and ROCC for 2019 are preliminary and subject to change until official submission to FHFA.

(2)
2018 GAAP comprehensive income included a benefit of $334 million (pre-tax) from a final judgment against Nomura Holding America, Inc. in litigation involving certain of our non-agency mortgage-related securities. The tax effect related to this judgment was ($70) million.

(3)	No significant items were identified for 2019. Numbers for 2019 are included for comparison purposes only.

(4)	Average conservatorship capital for each period is based on the CCF in effect during the period. The CCF in effect as of December 31, 2019, was largely unchanged from the CCF as of December 31, 2018.
ROCC and Adjusted ROCC for 2019 were relatively flat compared to the returns for 2018, primarily driven by the decrease in comprehensive income, partially offset by the lower level of conservatorship capital needed, resulting from an increase in CRT activity in both the Single-family Guarantee and Multifamily segments, home price appreciation, the efficient disposition of legacy assets, and a decrease in our deferred tax assets.
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

FREDDIE MAC | 2019 Form 10-K	122

Management's Discussion and Analysis	Conservatorship and Related Matters

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
The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP consolidated balance sheet for the applicable fiscal quarter, provided that the aggregate amount funded under the Purchase Agreement may not exceed Treasury's commitment. The amount of any draw will be added to the aggregate liquidation preference of the senior preferred stock and will reduce the amount of available funding remaining. Deficits in our net worth have made it necessary for us to make substantial draws on Treasury's funding commitment under the Purchase Agreement. The 2017 Letter Agreement increased the aggregate liquidation preference of the senior preferred stock by $3.0 billion on December 31, 2017. In addition, pursuant to the September 2019 Letter Agreement, the liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, beginning September 30, 2019, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter, until the liquidation preference has increased by $17.0 billion. As of December 31, 2019, the aggregate liquidation preference of the senior preferred stock was $79.3 billion, and the amount of available funding remaining under the Purchase Agreement was $140.2 billion.

FREDDIE MAC | 2019 Form 10-K	123

Management's Discussion and Analysis	Conservatorship and Related Matters

Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as, and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers, and privileges of the Board. Under the August 2012 amendment to the Purchase Agreement, our cash dividend requirement each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. Under the 2017 Letter Agreement, the dividend for the dividend period from October 1, 2017 through and including December 31, 2017 was reduced to $2.25 billion, and the applicable Capital Reserve Amount from January 1, 2018 through June 30, 2019 was $3.0 billion. Pursuant to the September 2019 Letter Agreement, from July 1, 2019 and thereafter, the applicable Capital Reserve Amount is $20.0 billion. As a result of the net worth sweep dividend, our future profits in excess of the applicable Capital Reserve Amount will be distributed to Treasury, and the holders of our common stock and non-senior preferred stock will not receive benefits that could otherwise flow from such future profits. If for any reason we were not to pay the amount of our dividend requirement on the senior preferred stock in full, the unpaid amount would be added to the liquidation preference and our applicable Capital Reserve Amount would thereafter be zero, but this would not affect our ability to draw funds from Treasury under the Purchase Agreement.
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

■
Since 2014, we have been managing the mortgage-related investments portfolio so that it does not exceed 90% of the cap, which reached $250 billion as of December 31, 2018. In February 2019, FHFA directed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times.

■
Under the Purchase Agreement, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement was $346.1 billion in 2018 and declined to $300.0 billion on January 1, 2019. As of December 31, 2019, our aggregate indebtedness for purposes of the debt cap was $283.2 billion.

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
Our results against the limits imposed on our mortgage-related investments portfolio and aggregate indebtedness for the year ended December 31, 2019 are shown below.

FREDDIE MAC | 2019 Form 10-K	124

Management's Discussion and Analysis	Conservatorship and Related Matters

Mortgage Assets as of December 31,

Indebtedness as of December 31,
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

FREDDIE MAC | 2019 Form 10-K	125

Management's Discussion and Analysis	Conservatorship and Related Matters

Freddie Mac mortgage-related securities include mortgage-related securities issued or guaranteed by Freddie Mac. In prior periods, certain of these securities that were issued by third-party trusts but guaranteed by Freddie Mac were classified as non-agency mortgage-related securities. Prior periods have been revised to conform to the current period presentation.
The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation. In February 2019, FHFA directed us to maintain this portfolio at or below $225 billion at all times. In November 2019, FHFA directed us, by January 31, 2020, to include 10% of the notional value of certain interest-only securities owned by Freddie Mac in the calculation of this portfolio, while continuing to maintain the portfolio below the limit imposed by FHFA.
Table 71 - Mortgage-Related Investments Portfolio Details

	As of December 31, 2019				As of December 31, 2018
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Capital Markets segment - Mortgage investments portfolio
Single-family unsecuritized loans
Performing loans	$—	$19,144	$—	$19,144	$—	$8,955	$—	$8,955
Reperforming loans	—	—	26,134	26,134	—	—	39,402	39,402
Total single-family unsecuritized loans	—	19,144	26,134	45,278	—	8,955	39,402	48,357
Agency securities	119,156	—	2,518	121,674	113,848	—	3,108	116,956
Non-agency mortgage-related securities	—	—	1,458	1,458	—	—	2,122	2,122
Total Capital Markets segment - Mortgage investments portfolio	119,156	19,144	30,110	168,410	113,848	8,955	44,632	167,435
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	8,589	8,589	—	—	8,473	8,473
Multifamily segment
Unsecuritized mortgage loans	—	18,531	11,254	29,785	—	23,203	11,584	34,787
Mortgage-related securities	5,209	—	680	5,889	6,570	—	815	7,385
Total Multifamily segment	5,209	18,531	11,934	35,674	6,570	23,203	12,399	42,172
Total mortgage-related investments portfolio	$124,365	$37,675	$50,633	$212,673	$120,418	$32,158	$65,504	$218,080
Percentage of total mortgage-related investments portfolio	58%	18%	24%	100%	55%	15%	30%	100%
We are particularly focused on reducing, in an economically sensible manner, the balance of the less liquid assets that we hold in our mortgage-related investments portfolio. Our efforts to reduce our holdings of these assets help satisfy several objectives, including to improve the overall liquidity of our mortgage-related investments portfolio and comply with the mortgage-related investments portfolio limits. The decline in our holdings of less liquid assets, which included repayments and active dispositions, accounted for the majority of the decline in our mortgage-related investments portfolio during 2019. Our active dispositions of less liquid assets included the following:

■
Sales of $13.6 billion of less liquid assets, including $0.5 billion in UPB of single-family non-agency mortgage-related securities, $0.2 billion in UPB of seriously delinquent unsecuritized single-family loans, and $12.9 billion in UPB of single-family reperforming loans, which use our senior subordinate securitization structures;

■	Securitizations of $3.9 billion in UPB of less liquid multifamily loans; and

■	Transfers of $1.9 billion in UPB of less liquid multifamily loans to the securitization pipeline.
FHFA's Strategic Plan and Scorecards for Freddie Mac and Fannie Mae Conservatorships
In October 2019, FHFA issued its 2019 Strategic Plan. The 2019 Strategic Plan described FHFA's new direction to reform the housing finance system and Freddie Mac and Fannie Mae.
The 2019 Strategic Plan established three reformulated strategic goals for the conservatorships of Freddie Mac and Fannie Mae:

■
Focus on their core mission responsibilities to foster competitive liquid, efficient, and resilient (CLEAR) national housing finance markets that support sustainable homeownership and affordable rental housing;

FREDDIE MAC | 2019 Form 10-K	126

Management's Discussion and Analysis	Conservatorship and Related Matters

■	Operate in a safe and sound manner appropriate for entities in conservatorship; and

■	Prepare for their eventual exits from the conservatorship.
FHFA has also published annual Conservatorship Scorecards for Freddie Mac and Fannie Mae, which establish annual objectives as well as performance targets and measures since 2014. FHFA issued the 2019 Conservatorship Scorecard in December 2018. FHFA issued the 2020 Conservatorship Scorecard in October 2019, which aligns with the reformulated strategic goals of the 2019 Strategic Plan. We continue to align our resources and internal business plans to meet the goals and objectives provided by FHFA.
For information about how the Conservatorship Scorecard affects executive compensation, see Executive Compensation - Compensation Discussion and Analysis. For information about the 2019 Conservatorship Scorecard, see our Current Report on Form 8-K filed on December 20, 2018. For information about the 2020 Conservatorship Scorecard, see our Current Report on Form 8-K filed on October 29, 2019.
For more information on the conservatorship and related matters, see Regulation and Supervision, Risk Factors - Conservatorship and Related Matters, Note 2, Note 11, and Directors, Corporate Governance, and Executive Officers - Board and Committee Information - Authority of the Board and Board Committees.

FREDDIE MAC | 2019 Form 10-K	127

Management's Discussion and Analysis	Regulation and Supervision

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
Pursuant to an FHFA rule, FHFA-regulated entities are required to conduct annual stress tests to determine whether such companies have sufficient capital to absorb losses as a result of adverse economic conditions. Under the rule, Freddie Mac is required to conduct annual stress tests using scenarios specified by FHFA that reflect certain economic and financial conditions and publicly disclose the results of the stress test under the "severely adverse" scenario. In August 2019, we disclosed the results of our most recent "severely adverse" scenario stress test which projected an improvement in the amount of available funding remaining under the Purchase Agreement compared to the test results disclosed in August 2018.
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

FREDDIE MAC | 2019 Form 10-K	128

Management's Discussion and Analysis	Regulation and Supervision

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
Three of the single-family housing goals and the subgoal target purchase mortgage loans for low-income families, very low-income families, and/or families that reside in low-income areas. The single-family housing goals also include one goal that targets refinancing loans for low-income families. The multifamily affordable housing goal targets multifamily rental housing affordable to low-income families. The multifamily affordable housing subgoals target multifamily rental housing affordable to very low-income families and small (5- to 50-unit) multifamily properties affordable to low-income families.
We may achieve a single-family or multifamily housing goal by meeting or exceeding the FHFA benchmark for that goal (Goal). We also may achieve a single-family goal by meeting or exceeding the actual share of the market that meets the criteria for that goal (Market Level).
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
2018 Affordable Housing Goal Results and Housing Plan

In December 2019, FHFA informed us that, for 2018, we achieved all five of our single-family affordable housing goals and all three of our multifamily goals. Our performance compared to our goals, as determined by FHFA for 2018 and 2017, is set forth below.
Table 72 - 2018 and 2017 Affordable Housing Goals Results

	2018			2017
Affordable Housing Goals	Goals	Market Level	Results	Goals	Market Level	Results
Single-family purchase money goals
Low-income	24%	25.5%	25.8%	24%	24.3%	23.2%
Very low-income	6%	6.5%	6.3%	6%	5.9%	5.7%
Low-income areas	18%	22.6%	22.6%	18%	21.5%	20.9%
Low-income areas subgoal	14%	18.0%	17.3%	14%	17.1%	16.4%
Single-family refinance low-income goal	21%	30.7%	27.3%	21%	25.4%	24.8%
Multifamily low-income goal (In units)	315,000	N/A	474,062	300,000	N/A	408,096
Multifamily very low-income subgoal (In units)	60,000	N/A	105,612	60,000	N/A	92,274
Multifamily small property low-income subgoal (In units)	10,000	N/A	39,353	10,000	N/A	39,473
Due to our failure to meet two of the five single-family housing goals for 2014 and 2015, we operated under an FHFA-required housing plan through 2018. FHFA has not required us to extend our housing plan beyond 2018. Although FHFA has determined that we met our affordable housing goals in 2018, FHFA will continue to closely monitor and evaluate our 2019 housing goals performance.

FREDDIE MAC | 2019 Form 10-K	129

Management's Discussion and Analysis	Regulation and Supervision

2019-2020 Affordable Housing Goals

Our affordable housing goals for 2019 and 2020 are set forth below.
Table 73 - 2019-2020 Affordable Housing Goals

	2019	2020
Single-family purchase money goals (Benchmark levels):
Low-income	24%	24%
Very low-income	6%	6%
Low-income areas	19%	TBD
Low-income areas subgoal	14%	14%
Single-family refinance low-income goal (Benchmark level)	21%	21%
Multifamily low-income goal (In units)	315,000	315,000
Multifamily very low-income subgoal (In units)	60,000	60,000
Multifamily small property low-income subgoal (In units)	10,000	10,000
We expect to report our performance with respect to the 2019 affordable housing goals in March 2020. At this time, based on preliminary information, we believe we met all five of our single-family goals and our three multifamily goals for 2019. We expect that FHFA will make a final determination on our 2019 performance following the release of market data in 2020.
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
In December 2017, FHFA released Freddie Mac's underserved markets plan for 2018-2020. The plan became effective January 1, 2018. On December 20, 2019, FHFA published Freddie Mac's modified underserved markets plan for 2018-2020. FHFA evaluated Freddie Mac's performance under the plan for 2018 and determined it was satisfactory.
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
During 2019, we completed $529.1 billion of new business purchases subject to this requirement and accrued $222.2 million of related expense, of which $144.4 million is related to the Housing Trust Fund administered by HUD and $77.8 million is related to the Capital Magnet Fund administered by Treasury. We are prohibited from passing through the costs of these allocations to the originators of the loans that we purchase.
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

FREDDIE MAC | 2019 Form 10-K	130

Management's Discussion and Analysis	Regulation and Supervision

Subordinated Debt

FHFA directed us to continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable.
Under the Purchase Agreement, we may not issue subordinated debt without Treasury's consent. During 2019 and 2018, we did not call, repurchase, or issue any Freddie SUBS® securities. The last outstanding issue of Freddie SUBS securities matured in December 2018.
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
Department of the Treasury
Treasury has significant rights and powers as a result of the Purchase Agreement. In addition, under our Charter, the Secretary of the Treasury has approval authority over our issuances of notes, debentures, and substantially identical types of unsecured debt obligations (including the interest rates and maturities of these securities), as well as new types of mortgage-related securities issued subsequent to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The Secretary of the Treasury has performed this debt securities approval function by coordinating GSE debt offerings with Treasury funding activities. Our Charter also authorizes Treasury to purchase Freddie Mac debt obligations not exceeding $2.25 billion in aggregate principal amount at any time. In October 2019, Treasury released its 2019 Strategic Plan, which includes a goal of reforming the housing finance system and ending the conservatorships of Freddie Mac and Fannie Mae.
Consumer Financial Protection Bureau
The CFPB regulates consumer financial products and services. The CFPB adopted a number of final rules relating to loan origination, finance, and servicing practices that generally went into effect in January 2014. The rules include an ability-to-repay rule, which requires loan originators to make a reasonable and good faith determination that a borrower has a reasonable ability to repay the loan according to its terms. This rule provides certain protection from liability for originators making loans that satisfy the definition of a qualified mortgage. The ability-to-repay rule applies to most loans acquired by Freddie Mac, and for loans covered by the rule, FHFA has directed us to limit our single-family acquisitions to loans that generally would constitute qualified mortgages under applicable CFPB regulations. The directive generally restricts us from acquiring loans that are not fully amortizing, have a term greater than 30 years, or have points and fees in excess of 3% of the total loan amount. Under CFPB rules, one category of qualified mortgages consists of loans that are eligible for purchase or guarantee by either Freddie Mac or Fannie Mae. This category of qualified mortgages is scheduled to expire in January 2021, although the CFPB has indicated that it may permit an extension of this category of qualified mortgages. The CFPB also has indicated that it intends to amend the ability-to-repay rule, including by making revisions to the definition of qualified mortgage.
Securities and Exchange Commission
We are subject to the reporting requirements applicable to registrants under the Exchange Act, including the requirement to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Although our common stock is required to be registered under the Exchange Act, we continue to be exempt from certain federal securities law requirements, including the following:

■	Securities we issue or guarantee are "exempted securities" and may be sold without registration under the Securities Act of 1933;

■	We are excluded from the definitions of "government securities broker" and "government securities dealer" under the Exchange Act;

■	The Trust Indenture Act of 1939 does not apply to securities issued by us; and

■	We are exempt from the Investment Company Act of 1940 and the Investment Advisers Act of 1940, as we are an "agency, authority, or instrumentality" of the U.S. for purposes of such Acts.

FREDDIE MAC | 2019 Form 10-K	131

Management's Discussion and Analysis	Regulation and Supervision

Legislative and Regulatory Developments
Legislation Related to Freddie Mac and Its Future Status

Our future structure and role will be determined by the Administration, Congress, and FHFA, and it is possible, and perhaps likely, that there will be significant changes beyond the near-term.
Several bills have been introduced in past sessions of Congress concerning the future status of Freddie Mac, Fannie Mae, and the mortgage finance system, including bills that provided for the wind down of Freddie Mac and Fannie Mae, modification of the terms of the Purchase Agreement, or an increase in CRT transactions. None of these bills have been enacted. It is likely that similar or new bills will be introduced and considered in the future. We cannot predict whether any of such bills will be enacted.
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
Among other things, Treasury states that its preference and recommendation is for Congress to enact comprehensive housing finance reform legislation. Specifically, the Plan indicates that legislative reforms should replace the existing Purchase Agreements with an explicit, paid-for guarantee backed by the full faith and credit of the federal government that is limited to the timely payment of principal and interest on qualifying MBS. The explicit government guarantee should be available to re-chartered GSEs and to any other FHFA-approved guarantors of MBS collateralized by eligible conventional mortgage loans or eligible multifamily mortgage loans. Further, the government’s guarantee would stand behind significant first-loss private capital and would be triggered only in exigent circumstances.
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

FREDDIE MAC | 2019 Form 10-K	132

Management's Discussion and Analysis	Contractual Obligations

CONTRACTUAL OBLIGATIONS
Our contractual obligations affect our short- and long-term liquidity and capital resource needs. The table below provides aggregated information about the listed categories of our contractual obligations as of December 31, 2019. The table includes information about undiscounted future cash payments due under these contractual obligations, aggregated by type of contractual obligation, including the contractual maturity profile of our debt securities (other than debt securities of consolidated trusts held by third parties, STACR transactions, and SCR notes). The timing of actual future payments may differ from those presented due to a number of factors, including discretionary debt repurchases.
The amounts of future interest payments on debt securities outstanding at December 31, 2019 are based on the contractual terms of our debt securities at that date. These amounts were determined using certain assumptions, including that variable-rate debt continues to accrue interest at the contractual rates in effect at December 31, 2019 until maturity and callable debt continues to accrue interest until its contractual maturity. Accordingly, the amounts presented in the table do not represent a forecast of our future cash interest payments or interest expense.
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
The table excludes certain obligations that could significantly affect our short- and long-term liquidity and capital resource needs. These items, which are listed below, have generally been excluded because the amount and timing of the related future cash payments are uncertain:

■
Future payments of principal and interest related to debt securities of consolidated trusts held by third parties because the amount and timing of such payments are generally contingent upon the occurrence of future events and are therefore uncertain. These payments generally include payments of principal and interest we make to the holders of our guaranteed mortgage-related securities in the event a loan underlying a security becomes delinquent. We remove loans from pools underlying our securities in certain circumstances, including when loans are 120 days or more delinquent, and retire the associated debt securities of consolidated trusts;

■
Future payments of principal and interest related to STACR transactions and SCR notes, as well as payment of premiums related to ACIS transactions and payments to support the interest due on STACR Trust notes, because the amount and timing of such payments are contingent upon the occurrence of future events on the reference pool of mortgage loans and are therefore uncertain;

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

■	The guarantee payments and commitments to advance funds pertaining to off-balance sheet arrangements.
Table 74 - Contractual Obligations

(In millions)	Total	2020	2021	2022	2023	2024	Thereafter
Other long-term debt(1)	$156,381	$45,133	$30,069	$23,185	$13,413	$26,966	$17,615
Other short-term debt(1)	111,080	111,080	—	—	—	—	—
Interest payable(2)	20,933	10,066	2,345	1,828	1,461	1,159	4,074
Other contractual liabilities reflected on our consolidated balance sheets(3)	3,243	2,550	386	94	8	9	196
Purchase obligations:
Purchase commitments(4)	47,381	44,559	1,128	1,315	379	—	—
Other purchase obligations(5)	380	170	96	56	29	20	9
Lease obligations	93	17	13	10	8	8	37
Total specified contractual obligations	$339,491	$213,575	$34,037	$26,488	$15,298	$28,162	$21,931

(1)	Represents par value. Callable debt is included in this table at its contractual maturity. For additional information about our debt, see Note 8.

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

(4)
Purchase commitments represent our obligations to purchase loans and mortgage-related securities from third parties, most of which are accounted for as derivatives in accordance with the accounting guidance for derivatives and hedging. Future cash payments for certain purchase commitments are based on the contractual maturity date.

(5)	Primarily includes unconditional purchase obligations that are legally binding and that are subject to a cancellation penalty.

FREDDIE MAC | 2019 Form 10-K	133

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

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
Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $296.5 billion and $254.9 billion at December 31, 2019 and December 31, 2018, respectively. The amount as of December 31, 2019 excludes Fannie Mae securities backing Freddie Mac resecuritization products discussed below.
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
As of December 31, 2019, the total amount of our off-balance sheet exposure related to Fannie Mae securities backing Freddie Mac resecuritization products was approximately $27.4 billion. We expect this exposure to increase over time.
As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as "liquidity guarantees," which were $5.5 billion and $6.7 billion at December 31, 2019 and December 31, 2018, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. At both December 31, 2019 and December 31, 2018, there were no liquidity guarantee advances outstanding.
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
As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. For more information, see Risk Management - Counterparty Credit Risk - Financial Intermediaries, Clearinghouses, and Other Counterparties -Derivative Counterparties and Note 9. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, index lock commitments and commitments to purchase or guarantee multifamily loans. These non-derivative commitments totaled $450.1 billion and $382.1 billion in notional value at December 31, 2019 and December 31, 2018, respectively.
In connection with the execution of the Purchase Agreement, we, through FHFA, in its capacity as Conservator, issued a warrant to Treasury to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. See Note 11 for further information.

FREDDIE MAC | 2019 Form 10-K	134

Management's Discussion and Analysis	Critical Accounting Policies and Estimates

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

FREDDIE MAC | 2019 Form 10-K	135

Management's Discussion and Analysis	Critical Accounting Policies and Estimates

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

FREDDIE MAC | 2019 Form 10-K	136

Risk Factors	Conservatorship and Related Matters

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
Several bills have been introduced in past sessions of Congress concerning the future status of Freddie Mac, Fannie Mae, and the mortgage finance system, including bills which provided for the wind down of Freddie Mac and Fannie Mae, modification of the terms of the Purchase Agreement, or an increase in CRT transactions. While none of these bills has been enacted, it is likely that similar or new bills will be introduced and considered in the future. In addition, in September 2019, Treasury released a plan to reform the housing finance system, which includes recommended legislative and administrative reforms that would advance the reform goals outlined in the presidential memorandum issued in March 2019, including ending the conservatorships of Freddie Mac and Fannie Mae, facilitating competition in the housing finance system, establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to financial stability, and providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. It is possible that the Administration could take steps, even in the absence of legislative action, to implement certain aspects of such a plan.
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
In the past several years, numerous lawsuits have been filed against the U.S. government, Freddie Mac, and Fannie Mae challenging certain government actions related to the conservatorship and the Purchase Agreement. These lawsuits may add to the uncertainty surrounding our future.
For more information, see MD&A - Regulation and Supervision - Legislative and Regulatory Developments, Legal Proceedings and Note 16.
FHFA and the Administration have announced that ending the conservatorships of Freddie Mac and Fannie Mae is one of their goals for housing finance reform. It remains uncertain whether or when, and the terms under which, we may exit from conservatorship.
We continue to take steps to help prepare Freddie Mac for a potential exit from conservatorship. We continue to increase our capital level as a result of the increase in the applicable Capital Reserve Amount under the Purchase Agreement to $20.0 billion. However, the increases in our capital level since September 30, 2019 pursuant to the September 2019 Letter Agreement have been or will be added to the aggregate liquidation preference of the senior preferred stock. In addition, in order to raise a sufficient level of capital, the applicable Capital Reserve Amount will need to be further increased or the terms of the senior preferred stock will need to be otherwise amended to allow us to retain and/or raise capital through equity offerings. It is uncertain whether or when we will be able to retain or raise sufficient capital for FHFA to end our conservatorship, and this may not happen for several years or at all. It is also uncertain whether our level of capital will be the only factor FHFA considers in deciding whether or when to end our conservatorship.
If we were to exit from conservatorship, our post-conservatorship capital, legal, and governance structure and the terms of our exit are unclear. In order to build sufficient capital, we may need to raise private capital through the issuance of new equity securities. The terms of any new securities offered, such as any new classes of preferred stock, could be onerous and could adversely affect long-term profitability. It may not be possible for us to raise private capital on acceptable terms, if at all, and may be particularly challenging so long as the senior preferred stock and warrant held by Treasury remain outstanding. In addition, actions taken by Treasury with respect to the senior preferred stock or exercise of the warrant could adversely affect

FREDDIE MAC | 2019 Form 10-K	137

Risk Factors	Conservatorship and Related Matters

our ability to raise capital. Treasury’s imposition of a commitment fee for its ongoing support of our business could adversely affect our profitability and ability to raise private capital.
Further, actions taken by FHFA, the Administration, or Congress, pursuant to the Treasury Housing Reform Plan or otherwise, could change or limit our business activities, operations, or competitive landscape, which could adversely affect our business or financial results and render us a less attractive investment opportunity.
We cannot retain capital from the earnings generated by our business operations in excess of the applicable Capital Reserve Amount under the Purchase Agreement, which could result in our having to request additional draws from Treasury in future periods.
As a result of the net worth sweep dividend requirement, we cannot retain capital from the earnings generated by our business operations in excess of the applicable Capital Reserve Amount, which is currently $20.0 billion. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period, the applicable Capital Reserve Amount would thereafter be zero, and we would not be able to retain any capital from the earnings generated by our business. While in conservatorship, dividends we pay to Treasury are declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers, and privileges of the Board. Our inability to build and retain capital in excess of the applicable Capital Reserve Amount could cause us to require draws in future periods. A variety of factors could influence whether we could require a draw, including the following:

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

■	Limitations on the size of our mortgage-related investments portfolio, reductions of higher yielding assets, or other limitations on our investment activities that reduce our earnings capacity;

■	Restrictions on our single-family guarantee activities that could reduce our income from these activities;

■	Restrictions on the volume of multifamily business we may conduct or other limits on multifamily business activities that could reduce our income from these activities;

■	Adverse changes in our liquidity, funding, or hedging costs or limitations on our access to public debt markets;

■	A failure of one or more of our major counterparties to meet their obligations to us;

■	The effects of our loss mitigation efforts and foreclosure and REO activities;

■	Changes in accounting policies, practices, or guidance (e.g., our adoption of CECL);

■	The occurrence of a major natural or other disaster in areas in which our offices or significant portions of our total mortgage portfolio are located; or

■	Changes in business practices resulting from legislative and regulatory developments or direction from our Conservator.
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
We are under the control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines our strategic direction. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities, such as the initiatives we are pursuing under the Conservatorship Scorecards. Some of the activities FHFA has required us to undertake have been costly and difficult to implement, such as our support of the CSP.
FHFA has required us to make changes to our business that have adversely affected our financial results and could require us to make additional changes at any time. For example, FHFA may require us to undertake activities that:

■	Reduce our profitability;

■	Expose us to additional credit, market, funding, operational, and other risks; or

■	Provide additional support for the mortgage market that serves our public mission, but adversely affects our financial results.

FREDDIE MAC | 2019 Form 10-K	138

Risk Factors	Conservatorship and Related Matters

FHFA also has required us to take other actions that may adversely affect our business or financial results, such as directing us to amend the CSS LLC agreement in January 2020. These amendments, which expanded the size of the CSS Board and removed the requirement that any CSS Board decision must be approved by at least one of the CSS Board members appointed by Freddie Mac, reduce our ability to control CSS Board decisions, even after conservatorship, including decisions about strategy, business operations, and funding. Under the revised CSS LLC agreement, the CSS Board will continue to include two Freddie Mac representatives and two Fannie Mae representatives, and it will also include two new members: the Chief Executive Officer of CSS and an independent, non-Executive Chair. During conservatorship, the CSS Board Chair will be designated by FHFA, and all CSS Board decisions will require the affirmative vote of the Board Chair. During conservatorship, FHFA also may appoint up to three additional independent members to the CSS Board, who along with the Board Chair and the Chief Executive Officer of CSS may continue to serve on the CSS Board after conservatorship. If FHFA appoints three additional CSS Board members, the CSS Board members we and Fannie Mae appoint could be outvoted by non-GSE designated Board members on any matter during conservatorship and on a number of significant matters, including approval of the annual budget and strategic plan for CSS (so long as they do not involve a material business change or involve capital contributions beyond those necessary to support CSS's ordinary business operations), if either we or Fannie Mae exits from conservatorship. It is possible that FHFA may require us to make additional changes to the CSS LLC agreement, or may otherwise impose restrictions or provisions relating to CSS or the UMBS, that may adversely affect us.
From time to time, FHFA has prevented us from engaging in business activities or transactions that we believe would be profitable, and it may do so again in the future. For example, FHFA could further limit the size of our mortgage-related investments portfolio or the amount of new multifamily business we may obtain, or it could establish limits on our single-family business.
Due to the reduced earnings capacity of our mortgage-related investments portfolio, we are placing greater emphasis on our guarantee activities to generate revenue. However, our ability to do so may be limited for several reasons. We may be required to adopt business practices that help serve our public mission and other non-financial objectives, but that may negatively affect our future financial results. Congress or FHFA may require us to set aside or otherwise pay monies to fund third-party initiatives, such as the existing requirement under the GSE Act that we allocate amounts for certain housing funds. The combination of the restrictions on our business activities and our potential inability to generate sufficient revenue through our guarantee activities to offset the effects of those restrictions may have an adverse effect on our results of operations and financial condition.
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
The limitation on the size of our mortgage-related investments portfolio, as required by the Purchase Agreement and FHFA, and other limitations on our investment activity, including significant constraints on our ability to purchase or sell mortgage assets, will reduce the earnings capacity of our mortgage-related investments portfolio. The cap on our mortgage-related investments portfolio may, at times, force us to sell mortgage assets at unattractive prices. There can be no assurance that our current strategies will not have an adverse impact on our business or financial results. For more information, see MD&A - Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness.
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

FREDDIE MAC | 2019 Form 10-K	139

Risk Factors	Conservatorship and Related Matters

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
Our business and results of operations may be materially adversely affected if we are unable to attract and retain well-qualified, talented employees across the company. The conservatorship, the uncertainty of our future, and limitations on our compensation structure may put us at a disadvantage compared to other companies in attracting and retaining employees.
Our business is highly dependent on the talents and efforts of our employees. We face competition, particularly from the financial services and technology industries, for qualified talent. If we are unable to attract and retain talent, we increase our risk of operational failures.
Restrictions on employee compensation have been and may be imposed on us, while we remain in conservatorship, by Congress, FHFA, or Treasury. For example, FHFA as Conservator has the authority to approve the terms and amount of our executive compensation and may require us to make changes to our executive compensation program. In August 2019, FHFA directed us to limit base salaries for all of our employees to $600,000, and in September 2019, FHFA directed us to obtain conservator approval for any compensation arrangements for newly hired employees where the proposed target total direct compensation is $600,000 or above, or any increase in target total direct compensation for existing employees where the proposed target total direct compensation is $600,000 or above. These limitations on our employee compensation structure, as well as the ongoing conservatorship and uncertainty about our future, could have an adverse effect on our ability to attract and retain talent.
High-level departures, or a combination of such departures at approximately the same time, could materially adversely affect our business, results of operations, and financial condition. For example, turnover in key management positions and challenges in integrating new management could harm our ability to manage our business effectively and successfully implement our and FHFA’s current strategic initiatives and could adversely affect our financial performance.

FREDDIE MAC | 2019 Form 10-K	140

Risk Factors	Credit Risk

CREDIT RISK
We are subject to mortgage credit risk. Credit losses and costs related to this risk could adversely affect our financial results.
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
We continue to have loans in our single-family credit guarantee portfolio with certain characteristics, such as Alt-A loans, interest-only loans, option ARM loans, loans with original LTV ratios greater than 90%, and loans to borrowers with credit scores less than 620 at the time of origination, that expose us to greater credit risk than other types of loans. See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Monitoring Loan Performance and Characteristics. We also expect to continue acquiring loans with higher LTV ratios through our Home Possible initiatives, as well as loans with higher DTI ratios, generally up to 50%, which will increase our exposure to credit risk. Our efforts to increase eligible borrowers' access to single-family mortgage credit, including our affordable housing program and our plan for fulfilling our duty to serve underserved markets, expose us to increased mortgage credit risk.
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
We can exercise certain contractual remedies, including requiring repurchase of the loan, for loans that do not meet our standards. However, at the direction of FHFA, we have significantly revised our representation and warranty framework (including changes to remedies for certain defects) to relieve sellers of certain repurchase obligations in specific cases with respect to single-family loans. As a result, we may face greater exposure to credit and other losses under this revised framework, because our ability to seek recovery or repurchase from sellers is more limited and we must identify breaches of representations and warranties early in the life of the loan.
Our suite of tools, collectively referred to as Loan Advisor, offers limited representation and warranty relief for certain loan components that satisfy automated data analytics related to appraisal quality, collateral valuation, borrower assets, and borrower income. In general, limited representation and warranty relief is offered when information provided by the lender is validated against independent data sources. However, there is a risk that the enhanced tools and processes provided by Loan Advisor will not enable us to identify all breaches in a timely manner. For more information, see MD&A - Risk Management - Single-Family Mortgage Credit Risk - Maintaining Prudent Underwriting Standards and Quality Control Practices and Managing Seller/Servicer Performance.
Declines in national or regional home prices or other adverse changes in the housing market could negatively affect our business and financial results.
Our financial results and business volumes can be negatively affected by declines in home prices and other adverse changes in the housing market. This could:

■	Reduce our return or result in losses on our single-family guarantee business, as default rates could be higher than we expected when we issued the guarantees;

■	Negatively affect loan pricing, which could cause us to change our disposition strategies for our single-family seasoned loans; or

■	Increase our losses on foreclosure alternatives, third-party sales, and dispositions of REO properties.
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

FREDDIE MAC | 2019 Form 10-K	141

Risk Factors	Credit Risk

refinance loan volumes. A decrease in such volumes could adversely affect these counterparties, which could increase our exposure to counterparty credit risk.
We are exposed to counterparty credit risk with respect to our business counterparties. Our financial results may be adversely affected if one or more of our counterparties fail to meet their contractual obligations to us.
We depend on our institutional counterparties to provide services that are critical to our business. We face the risk that one or more of our counterparties may fail to meet their contractual obligations to us. Our major counterparties include seller/servicers, credit enhancement providers, and counterparties to derivatives, short-term lending, and other funding transactions (e.g., cash and other investments transactions).
Many of our major counterparties provide several types of services to us. The concentration of our exposure to our counterparties remains high. Efforts we take to reduce exposure to financially weak counterparties could concentrate our exposure to other counterparties, increase our costs, and reduce our revenue. It is possible that our counterparties could experience challenging market conditions that could adversely affect their liquidity and financial condition and cause some of them to fail. Many of our counterparties are subject to increasingly complex regulatory requirements and oversight, which place additional stress on their resources and may affect their ability or willingness to do business with us.
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

We could attempt to mitigate our exposure to a poorly performing servicer by terminating its right to service our loans; however, in a highly adverse economic environment, there could be a scarce capacity in the marketplace and we may not be able to find successor servicers who have the capacity to service the affected loans and who are also willing to assume the representations and warranties of the terminated servicer. In addition, terminating a large servicer may not be feasible because of the operational and capacity challenges related to transferring large servicing portfolios. There is also a possibility that the performance of some loans may degrade during the transition to new servicers. During a period of heightened delinquencies, we may incur costs and potential increases in servicing fees if we replace a servicer with a high concentration of loans in default which are more costly to service. We may also be exposed to concentrations of credit risk among certain servicers.

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

■
Increased exposure to non-depository and smaller financial institutions - A large and increasing volume of our single-family loans is acquired from and serviced by non-depository and smaller financial institutions. Some of these institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. As a result, we face increased risk that these counterparties could fail to perform their obligations to us. In particular, non-depository servicers rapidly grew their servicing portfolios in the last several years. This appears to have resulted in operational strains that have subjected some of these servicers to regulatory scrutiny. This rapid growth could expose us to increased risks if any operational strain adversely affects these servicers' servicing performance or their financial strength. These institutions also service portfolios for other investors and guarantors and operational issues related to those portfolios could affect the performance of our portfolio. In addition, these servicers may not always have ready access to appropriate sources of liquidity to finance their operations, particularly during periods when the mortgage market is experiencing a downturn. If these servicers reduce their servicing portfolios, overall servicing capacity may be constrained.

Our seller/servicers also have a significant role in servicing loans in our multifamily mortgage portfolio. We are exposed to the risk that multifamily seller/servicers could come under financial pressure, which could potentially cause a decline in their servicing performance.
We are also exposed to settlement risk on the non-performance of sellers and servicers as a result of our forward settlement

FREDDIE MAC | 2019 Form 10-K	142

Risk Factors	Credit Risk

loan purchase programs in our single-family and multifamily businesses.
For more information, see MD&A - Risk Management - Counterparty Credit Risk - Sellers and Servicers.
Credit risk related to counterparties to derivatives, funding, short-term lending, securities, and other transactions
We have significant exposure to institutions in the financial services industry relating to derivatives, funding, short-term lending, securities, and other transactions (e.g., cash and other investments transactions). These transactions are critical to our business, including our ability to:

■	Manage interest-rate risk and other risks related to our investments in mortgage-related assets;

■	Fund our business operations; and

■	Service our customers.
We face the risk of operational failure of the clearing members, exchanges, clearinghouses, or other financial intermediaries we use to facilitate derivatives, short-term lending, securities, and other transactions. If a clearing member or clearinghouse were to fail, we could lose the collateral or margin posted with the clearing member or clearinghouse.
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
Credit risk related to credit enhancement providers
It is unlikely that we will receive full payment of our claims from a few of the mortgage insurers of single-family loans that we purchased prior to 2009, as these insurers are insolvent or are paying only a portion of our claims under our mortgage insurance policies. For more information, see Note 14.
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
We cannot differentiate pricing based on the strength of a mortgage insurer or revoke a mortgage insurer's status as an eligible insurer without FHFA approval. In addition, we generally do not select the mortgage insurance provider on a specific loan because the selection is usually made by the lender at the time the loan is originated. As a result, we could acquire a concentration of risk to certain insurance providers. We continue to acquire new loans with mortgage insurance from mortgage insurers that have credit ratings below investment grade.
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
We could be required to make changes to our loss mitigation activities that could make these activities more costly to us. FHFA, as Conservator, may continue to issue directives and Advisory Bulletins to assist borrowers and align servicing practices for the GSEs. These directives could make these activities more costly to us, especially with regard to loan modification initiatives. FHFA may continue to issue these directives for a variety of reasons, including consumer relief and alignment of the prepayment behavior of our and Fannie Mae's respective UMBS.
We have loans on trial period plans as required under certain loan modification programs. Some of these loans will fail to complete the trial period or fail to qualify for our other borrower assistance programs. For these loans, the trial period will have effectively delayed the foreclosure process and could increase our costs.
Many of our HAMP loans, which initially were set at a below-market interest rate, have provisions for the interest rates to increase gradually until they reach the market rate that was in effect at the time of the modification. The resulting increase in the

FREDDIE MAC | 2019 Form 10-K	143

Risk Factors	Credit Risk

borrowers' payments may increase the risk that these borrowers will default.
The type of loss mitigation activities we pursue could affect prepayments on our UMBS, 55-day MBS, PCs, and REMICs, which could affect the value of these securities or the earnings from mortgage-related assets in our Capital Markets segment mortgage investments portfolio. In addition, loss mitigation activities may adversely affect our ability to securitize, resecuritize, and sell the loans subject to those activities.
We devote significant resources to our borrower assistance initiatives. The size and scope of these efforts may compete with other business opportunities or corporate initiatives.
For more information on our loss mitigation activities, see MD&A - Our Business Segments - Single-Family Guarantee - - Business Results - Loss Mitigation Activities and MD&A - Risk Management - Single-Family Mortgage Credit Risk - Engaging in Loss Mitigation Activities.
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
We are exposed to increased credit losses and credit related expenses in the event of a major natural disaster, other catastrophic event, or significant climate change effects.
The occurrence of a major natural or environmental disaster or similar catastrophic event, as well as significant climate change effects such as rising sea levels or wildfires, in an area where we own or guarantee mortgage loans or REO properties, especially in densely populated geographic areas, could increase our credit losses and credit related expenses. A natural disaster or catastrophic event or other significant climate change effect that either damages or destroys residential or multifamily real estate underlying mortgage loans or REO properties we own or guarantee, or negatively affects the ability of borrowers to continue to make payments on mortgage loans we own or guarantee, could increase our serious delinquency rates and average loan loss severity in the affected areas. Such events could have a material adverse effect on our business and financial results. We may not have adequate insurance coverage for some of these natural, catastrophic, or climate change-related events.
Our CRT transactions may not be available to us in adverse economic conditions. These transactions also lower our profitability.
We are increasingly using CRT transactions to mitigate some of our potential credit losses. Our ability to transfer credit risk (and the cost to us of doing so) could change rapidly depending on market conditions. In particular, it is possible that there will not be sufficient investor demand for CRT transactions at acceptable prices during a housing downturn. Some of our CRT transactions are new, and it is uncertain if there will be adequate demand for them over the long term. Some of these transactions use structures that have not yet been tested in adverse market conditions. It is possible that, under such conditions, they will provide less protection than we expect, and they may not prevent us from incurring substantial losses. Most of these transactions have termination dates that are earlier than the maturities of the related loans, and losses on the loans occurring beyond the terms of the transactions are not covered. The costs associated with these transactions are significant and may increase. For many of these transactions, there could be a significant difference in time between when we recognize a credit loss in earnings and when we recognize the related recovery in earnings, and this lag could adversely affect our financial results in the earlier period. For more information regarding these transactions, see Note 4.

FREDDIE MAC | 2019 Form 10-K	144

Risk Factors	Market Risk

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
We use hedge accounting for certain single-family mortgage loans and long-term debt, which is intended to reduce the interest-rate volatility in our GAAP earnings. Our single-family mortgage hedge accounting program is complex and unique in the industry. We may fail to properly implement this program and related changes to systems and processes. Even if implemented properly, our hedge accounting programs may not be effective in reducing earnings volatility, and our hedges may fail in any given future period, which could expose us to significant earnings variability in that period. In addition, changes in fair value of the hedged item related to discontinued fair value hedges that we have recognized on our consolidated balance sheet are amortized into earnings over the contractual life of the associated asset or liability and may adversely affect our earnings in future periods.
Changes in market spreads could negatively affect the fair value of financial assets and liabilities, our results of operations, and net worth.
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
A narrowing or tightening of the market spreads on a given asset is typically associated with an increase in the fair value of that asset. Narrowing market spreads may reduce the number of attractive investment opportunities and could increase the cost of our activities to support the liquidity and price performance of our UMBS and other securities. Consequently, a tightening of the market spreads on our assets may adversely affect our future financial results and net worth.
Changes in market spreads also affect the fair value of our debt with the fair value option elected. A narrowing or tightening of the market spreads on a given liability is typically associated with an increase in the fair value of that liability, which is recognized as a loss by us.

FREDDIE MAC | 2019 Form 10-K	145

Risk Factors	Market Risk

The discontinuance of LIBOR after 2021, or before the end of 2021 if LIBOR is deemed unreliable, could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth. A transition to an alternative reference interest rate could present operational problems, subject us to increased litigation risk, and result in market disruption. We may be unable to take a consistent approach across our financial products.
We are not able to predict whether LIBOR will actually cease to exist after 2021, whether SOFR will become the market-accepted benchmark in its place, or what impact such a transition may have on our business, results of operations, and financial condition. The transition from LIBOR could affect the financial performance of instruments we hold, require changes to hedging strategies, and adversely affect our financial performance. We have various financial products, including mortgage loans, mortgage-related securities, other debt securities, and derivatives, that are tied to LIBOR, and we continue to enter into transactions involving many of these products that will mature after 2021. While the documentation for certain of these products provides us with discretion to select an alternative reference rate if LIBOR is discontinued, there is a possibility of disputes arising with investors and counterparties concerning our exercise of this discretion. In certain cases, the documentation may not provide us with discretion to select an alternative reference rate if LIBOR is discontinued or our discretion may be limited, creating uncertainty and the risk of legal disputes. These potential challenges in implementing alternative reference rates could result in investors and counterparties acquiring fewer products and entering into fewer transactions, which could adversely affect our business. The large volume of products and transactions that may require changes to documentation or remediation could present substantial operational and legal challenges and result in significant costs. We may be unable to have a consistent approach to a LIBOR transition, including within a particular class of products, which could disrupt the market for that product. It is possible that actions we take in connection with the discontinuance of LIBOR, including the adoption of an alternative reference rate for certain products, could subject us to basis risk, monetary losses, and possible litigation.
The use of SOFR as the alternative reference rate for LIBOR-based products currently presents certain market concerns. Among the concerns, a term structure for SOFR has not yet been developed and there is not yet a generally accepted methodology for adjusting SOFR so that it will be substantially comparable to LIBOR. SOFR represents an overnight, risk-free rate, whereas LIBOR has various tenors and reflects a credit risk component. There is no guarantee that a market-accepted term structure for SOFR will exist prior to any discontinuance of LIBOR. In addition, recent volatility in the SOFR index has raised concerns among certain market participants about the transition to SOFR as an alternative reference rate. It is uncertain what other rates might be appropriate to use and how soon widespread market adoption of SOFR will occur. Although the majority of the single-family ARMs and multifamily floating-rate loans that we currently purchase is tied to LIBOR, we also currently purchase single-family ARMs tied to constant maturity Treasury indices published by the Federal Reserve Board. On February 5, 2020, we announced that we will cease purchasing single-family ARMs and multifamily floating-rate loans tied to LIBOR in 4Q 2020, and we announced our intention to develop a plan to cease purchasing single-family ARMs tied to constant maturity Treasury indices, which we anticipate will be implemented in 2021 upon guidance from FHFA. It is uncertain how long it will take affected market participants to develop the systems and processes necessary to originate and sell ARMs and floating-rate loans tied to SOFR or any other new indices that may be developed, which may cause a reduction in our purchase of single-family ARMs and multifamily floating-rate loans after these changes are implemented. Inconsistent approaches to a transition from LIBOR to an alternative rate among different market participants and for different financial products may cause market disruption and operational problems, which could adversely affect us, including by exposing us to increased basis risk and resulting in increased costs in connection with our hedging and other business activities.
As described above, we have identified material exposures to LIBOR but cannot reasonably estimate the expected impact of such exposure. For additional information regarding the actions we have taken to prepare for an orderly transition from LIBOR, see MD&A - Risk Management - Market Risk - Transition from LIBOR.

FREDDIE MAC | 2019 Form 10-K	146

Risk Factors	Operational Risks

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
We are in the process of migrating a number of our core information technology and other systems and customer-facing applications to a third-party cloud infrastructure platform. If we do not execute the transition to these new environments in a well-managed, secure, and effective manner, we may experience unplanned service disruption or unforeseen costs which may harm our business and operating results. In addition, our cloud infrastructure providers, or other service providers, could experience system breakdowns or failures, outages, downtime, cyber-attacks, adverse changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on our business and reputation. Thus, our plans to increase the amount of our infrastructure that we outsource to the cloud or to other third parties may increase our risk exposure.
We face increased operational risk due to the magnitude and complexity of the new initiatives we are undertaking, including our efforts to help build a better housing finance system. Some of these initiatives require significant changes to our operational systems. In some cases, the changes must be implemented within a short period of time. Our legacy systems may create increased operational risk for these new initiatives. Internal corporate reorganizations, such as the VERP, may also increase our operational risk, particularly during the period of implementation.
We also face significant risks related to CSS and the operation and continued development of the CSP. We rely on CSS and the CSP (which is owned and operated by CSS) for the operation of our single-family securitization activities. Our business activities would be adversely affected and the market for Freddie Mac securities would be disrupted if the CSP were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us, including as a result of an operational failure by Fannie Mae. In the event of a CSS operational failure, we may be unable to issue certain new single-family mortgage-related securities, and investors in mortgage-related securities hosted on the CSS platform may experience payment delays. Any measures we could take to mitigate these risks might not be sufficient to prevent our business from being harmed. We update our internal systems and processes on a regular basis, including to improve existing processes and respond to market and regulatory developments. We could be adversely affected if CSS and/or the CSP are unable to make any necessary corresponding changes to their systems and processes in a timely manner.
Our employees could act improperly for their own or third-party gain and cause unexpected losses or reputational damage. While we have processes and systems in place designed to prevent and detect fraud, these processes may not be successful.
Most of our key business activities are conducted in our offices in Virginia and represent a concentrated risk of people, technology, and facilities. As a result, an infrastructure disruption in or around our offices or affecting the power grid, such as from a terrorist event, active shooter, or natural disaster, could significantly adversely affect our ability to conduct normal business operations. Any measures we take to mitigate this risk may not be sufficient to respond to the full range of events that may occur or allow us to resume normal business operations in a timely manner.

FREDDIE MAC | 2019 Form 10-K	147

Risk Factors	Operational Risks

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
Because we are interconnected with and dependent on third-party vendors, exchanges, clearinghouses, fiscal and paying agents, and other financial institutions, we could be adversely affected if any of them is subject to a successful cyberattack or other information security event. Third parties with which we do business may also be sources of cybersecurity or other technology risks. We routinely transmit and receive personal, confidential, and proprietary information by electronic means. This information could be subject to interception, misuse, or mishandling. Our exposure to these risks could increase as a result of our migration of core systems and applications to a third-party cloud environment.
Although we devote significant resources to protecting our critical assets and provide employee awareness training about phishing, malware, and other cyber risks, these measures may not provide effective security. Our computer systems, software, end point devices, and networks may be vulnerable to cyberattack, unauthorized access, supply chain disruptions, computer viruses or other malicious code, or other attempts to harm them or misuse or steal information. We routinely identify cyber threats as well as vulnerabilities in our systems and work to address them, but these efforts may be insufficient. Breaches of our security measures may result from employee error or misconduct. Outside parties may attempt to induce employees, customers, counterparties, service providers, financial institutions, or other users of our systems to disclose sensitive information in order to gain access to our systems and the information they contain. We may not be able to anticipate, detect, or recognize threats to our systems and assets, or implement effective preventative measures against security breaches, especially because the techniques used change frequently or are not recognized until launched.
A cyberattack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyberattack would take time, during which we would not necessarily know the extent of the harm or how best to remediate it. Although to date we have not experienced any cyberattacks resulting in significant impacts to the company, our cybersecurity risk management program may not prevent cyberattacks from having significant impacts in the future. We have obtained insurance coverage relating to cybersecurity risks, but this insurance may not be sufficient to provide adequate loss coverage.
The occurrence of one or more cyberattacks could result in thefts of important assets (such as cash or source code) or the unauthorized disclosure, misuse, or corruption of confidential and other information (including information about our borrowers, our customers, or our counterparties) or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses or reputational damage, adversely affect our relationships with our customers and counterparties, negatively affect our competitive position, or otherwise harm our business. We could also face regulatory and other legal action, including for any failure to provide timely disclosure concerning, or appropriately to limit trading in our securities following, an attack. We might be required to expend significant additional resources to modify our internal controls and other protective measures or to investigate and remediate vulnerabilities or other exposures, and we might be subject to litigation and financial losses that are not fully insured. In addition, customers, counterparties, financial intermediaries, and governmental organizations may not be adequately protecting the information that we share with them. As a result, a cyberattack on their systems and networks, or a breach of their security measures, may result in harm to our business and business relationships.

FREDDIE MAC | 2019 Form 10-K	148

Risk Factors	Operational Risks

We rely on third parties for certain important functions. Any failures by those vendors and service providers (or other third parties that work for the vendors/service providers) could disrupt our business operations or expose us to loss of confidential information or intellectual property.
Our use of third-party service providers exposes us to the risk of failures in their risk and control environments. We outsource certain key functions to external parties, including some that are critical to financial reporting (including our use of hedge accounting), valuations, our mortgage-related investment activity, loan underwriting, loan servicing, and UMBS issuance and administration (i.e., CSS). We may enter into other key outsourcing relationships in the future and continue to expand our existing reliance on public cloud services. If one or more of these key external parties were not able to perform their functions for a period of time, perform them at an acceptable service level or handle increased volumes, or if one of them experiences a disruption in its own business or technology from any cause, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of third-party service providers also exposes us to the risk of losing intellectual property or confidential information and to other harm, including to our reputation. Our ability to monitor the activities or performance of third-party service providers may be constrained, which may make it difficult for us to assess and manage the risks associated with these relationships.
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

FREDDIE MAC | 2019 Form 10-K	149

Risk Factors	Liquidity Risks

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
We may incur higher funding costs due to our liquidity management practices and procedures. Our practices and procedures may not provide us with sufficient liquidity to meet our ongoing cash obligations under all circumstances. In particular, we believe that our liquidity contingency plans may be inadequate or difficult to execute during a liquidity crisis or period of significant market turmoil. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be significantly impaired or eliminated, as our alternative sources of liquidity (e.g., cash and other investments) may not be sufficient to meet our liquidity needs. We have limited ability to use the less liquid assets in our mortgage-related investments portfolio as a significant source of liquidity (e.g., through sales or as collateral in secured borrowing transactions).
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
At such time as our Net Worth Amount exceeds the applicable Capital Reserve Amount of $20.0 billion, the amount of the net worth sweep dividends we pay to Treasury could vary substantially from quarter to quarter for a number of reasons, including as a result of non-cash changes in net worth. It is possible that, due to non-cash increases in net worth, such as increases in the fair value of our securities or a reduction in our loan loss reserves, the amount of our dividend for a quarter could exceed the amount of available cash, which could have an adverse effect on our financial results.
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

FREDDIE MAC | 2019 Form 10-K	150

Risk Factors	Liquidity Risks

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
Our credit ratings are important to our liquidity. We currently receive ratings for our unsecured debt from three nationally recognized statistical rating organizations (S&P, Moody's, and Fitch). These ratings are primarily based on the support we receive from Treasury, and therefore are affected by changes in the credit ratings of the U.S. government. Any downgrade in the credit ratings of the U.S. government would be expected to be followed or accompanied by a downgrade in our credit ratings.
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
For more information, see MD&A - Liquidity and Capital Resources - Liquidity Profile - Primary Sources of Funding - Credit Ratings.

FREDDIE MAC | 2019 Form 10-K	151

Risk Factors	Legal and Regulatory Risks

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
Our business may be directly adversely affected by future legislative, regulatory, or judicial actions at the federal, state, and local levels. Such actions could affect us in a number of ways, including by imposing significant additional legal, compliance, and other costs on us, limiting our business activities, and diverting management attention or other resources.
In particular, changes to our capital requirements could adversely affect our business and risk management strategies, including our risk appetite, our risk-adjusted returns such as ROCC, and the impact of our CRT transactions on our capital needs. Changes to our capital requirements could also negatively affect our ability to build capital to a level which FHFA would deem sufficient to end our conservatorship, such as by extending the time it will take for us to retain or raise such level of capital. Our existing regulatory capital requirements have been suspended by FHFA during conservatorship, but we have adopted FHFA’s risk-based CCF guidelines to evaluate and manage our financial risk and to make economic business decisions while in conservatorship. The CCF has been and may be further revised by FHFA from time to time, including in connection with FHFA’s consideration and adoption of a final Enterprise Capital Rule, which could result in material changes in the capital needed under the CCF during conservatorship as well as the capital requirements which will be applicable to us after conservatorship. In November 2019, FHFA announced that it plans to re-propose the Enterprise Capital Rule in 2020. We do not know what changes to the Enterprise Capital Rule FHFA may propose or eventually adopt.
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
In addition, the regulatory framework based on the Basel III standards developed by the Basel Committee on Banking Supervision could decrease demand for our debt and mortgage-related securities and/or affect competition in the market for loan originations and servicing, with possible adverse consequences for our business and financial results. Enhanced capital and liquidity requirements for banking organizations may also reduce the level of participation of such organizations in (and thus the liquidity of) trading markets for various types of financial instruments, including asset-backed securities. In turn, this could decrease the liquidity of the markets for our debt and mortgage-related securities, which could increase our funding and other costs and adversely affect our business.
We may make certain changes to our business in an attempt to meet our housing goals and duty to serve requirements, which may adversely affect our profitability.
We may make adjustments to our loan sourcing and purchase strategies in an effort to meet our housing goals and subgoals, including modifying some of our underwriting standards and expanding the use of targeted initiatives to reach underserved populations. For example, we may purchase loans that offer lower expected returns on our investment and potentially increase our exposure to credit losses. We may also make changes to our business in response to our duty to serve underserved markets that could adversely affect our profitability.

FREDDIE MAC | 2019 Form 10-K	152

Risk Factors	Legal and Regulatory Risks

If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could potentially adversely affect our profitability. Due to our failure to meet two single-family housing goals for 2014 and 2015, we operated under an FHFA-approved housing plan that addressed achievement of the missed goals through 2018. FHFA has determined that we met our affordable housing goals in 2018. However, FHFA will continue to closely monitor and evaluate our 2019 housing goal performance and could require us to take additional steps or operate under a housing plan again in the future.
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

FREDDIE MAC | 2019 Form 10-K	153

Risk Factors	Other Risks

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
Historically, the price performance of our Gold PCs (the predecessor to the UMBS) relative to comparable Fannie Mae-issued securities was one of Freddie Mac’s more significant risks and competitive issues. On June 3, 2019, in connection with the implementation of the Single Security Initiative, we ceased issuing Gold PCs and commenced issuing UMBS and non-TBA-eligible 55-day MBS. While the Single Security Initiative and the UMBS (which may be issued by Freddie Mac or Fannie Mae) are intended to reduce the pricing disparity between our securities and Fannie Mae’s securities, we cannot ensure they will do so. For example, in certain cases, pricing disparities can exist due to differences in pool composition.
Our UMBS are an integral part of our loan purchase program. Our competitiveness in purchasing single-family loans from our sellers and the volume and profitability of our new single-family guarantee business are directly affected by the price performance of UMBS issued by us relative to comparable Fannie Mae-issued UMBS. If our UMBS were to trade at a discount relative to comparable Fannie Mae securities, such a difference in relative pricing could create an economic incentive for sellers to conduct a disproportionate share of their single-family business with Fannie Mae.
It is possible that a liquid market for our UMBS may not be sustained over the short- or long-term, which could adversely affect their price performance and our single-family market share. A significant reduction in our market share, and thus in the volume of loans that we securitize, or a reduction in the trading volume of our UMBS could reduce the liquidity of our UMBS. While we may decide to employ various strategies to support the liquidity and price performance of our UMBS, any such strategies may fail or adversely affect our business and financial results. We may cease any such activities at any time, or FHFA could require us to do so, which could adversely affect the liquidity and price performance of our UMBS. We may incur costs to support our presence in the agency securities market and to support the liquidity and price performance of our securities.
Liquidity-related price differences could occur between UMBS issued by us and comparable Fannie Mae-issued UMBS due to factors that are largely outside of our control. For example, the level of the Federal Reserve’s purchases and sales of agency

FREDDIE MAC | 2019 Form 10-K	154

Risk Factors	Other Risks

mortgage-related securities, including the balance sheet normalization program to reduce the Federal Reserve’s holdings of mortgage-related securities, could affect the demand for and values of our UMBS. Therefore, any strategies we employ to reduce any liquidity-related price differences may not reduce or eliminate any such price differences over the long term.
We may experience price differences with Fannie Mae on individual new production pools of TBA-eligible mortgages, particularly with respect to specified pools and our multilender securities. From time to time, we may need to adjust our pricing for a particular new production pool category to maintain competitiveness with Fannie Mae with respect to the acquisition of such pools. Depending on the amount of pricing adjustments in any period, it is possible they could adversely affect the profitability of our single-family guarantee business for that period. For more information, see MD&A - Our Business Segments - Capital Markets Segment - Business Overview - Products and Activities.
Implementation of the Single Security Initiative presents increased operational and counterparty risk. If the UMBS does not continue to receive widespread market acceptance, the liquidity and price performance of our single-family mortgage-related securities and our market share and profitability could be adversely affected.
As part of the new combined UMBS market, we have been required by FHFA to align certain of our single-family mortgage purchase offerings, servicing, and securitization programs, policies and practices with Fannie Mae to achieve market acceptance of the UMBS and other aspects of the Single Security Initiative, but we cannot provide any assurance that these efforts will reduce the pricing disparities discussed above over the long-term. These alignment activities may adversely affect our business and our ability to compete with Fannie Mae. We may be required to further align our business processes with those of Fannie Mae. Uncertainty concerning the extent of the alignment between Freddie Mac's and Fannie Mae's mortgage purchase, servicing, and securitization programs, policies, and practices may affect the degree to which the UMBS and other aspects of the Single Security Initiative receive widespread market acceptance.
If investors do not continue to accept the fungibility of Freddie Mac and Fannie Mae UMBS and instead prefer Fannie Mae UMBS over Freddie Mac UMBS, it could have a significant adverse impact on our business, liquidity, financial condition, net worth, and results of operations, and could adversely affect the liquidity or market value of our single-family mortgage-related securities.
We are offering an optional exchange program for security holders to exchange certain existing 45-day payment delay fixed-rate Gold PCs and Giant PCs for new 55-day payment delay Freddie Mac securities. As part of this program, we make a one-time payment to exchanging security holders for the value of the 10 additional days of payment delay, based on float compensation rates we calculate. We do not expect the return from this additional float to fully offset our payments to the security holders.
The Single Security Initiative has caused us to have counterparty credit exposure to Fannie Mae due to investors' ability to commingle certain Freddie Mac and Fannie Mae securities in resecuritizations. When we resecuritize Fannie Mae securities, our guarantee of timely principal and interest extends to the underlying Fannie Mae securities. In the event Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, Freddie Mac would be responsible for making the payment. We do not control or limit the amount of resecuritized Fannie Mae securities that we could be required to guarantee. We are dependent on FHFA, Fannie Mae, and Treasury (pursuant to Fannie Mae's and our respective Purchase Agreements with Treasury) to avoid a liquidity event or default. We have not modified our liquidity strategies to address the possibility of non-timely payment by Fannie Mae.
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

FREDDIE MAC | 2019 Form 10-K	155

Risk Factors	Other Risks

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

FREDDIE MAC | 2019 Form 10-K	156

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

FREDDIE MAC | 2019 Form 10-K	157

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
MARKET INFORMATION
Common Stock
Our common stock is traded in the over-the-counter market and quoted on the OTCQB, operated by OTC Markets Group Inc., under the ticker symbol "FMCC." Over-the-counter market quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.
Holders
As of January 31, 2020, we had 1,610 common stockholders of record.
Recent Sales of Unregistered Securities
The securities we issue are "exempted securities" under the Securities Act of 1933. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under these plans to employees and members of our Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury's prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. At December 31, 2019, no stock options were outstanding. See Note 11 for more information.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our common or preferred stock during 2019. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury's prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the certificate of designation of the senior preferred stock.
TRANSFER AGENT AND REGISTRAR
Computershare Trust Company, N.A.
P.O. Box 505000
Louisville, KY 40233-5000
Telephone: 877-373-6374
https://www-us.computershare.com/investor

FREDDIE MAC | 2019 Form 10-K	158

Financial Statements

Financial Statements and Supplementary Data

FREDDIE MAC | 2019 Form 10-K	159

Financial Statements	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Freddie Mac
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Freddie Mac, a stockholder-owned government sponsored enterprise, and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to disclosure controls and procedures that do not provide adequate mechanisms for information known to the Federal Housing Finance Agency (FHFA) that may have financial statement disclosure ramifications to be communicated to management of Freddie Mac.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.
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
Emphasis of Matter - Conservatorship
As discussed in Note 2, in September 2008, the Company was placed into conservatorship by FHFA. The U.S. Department of the Treasury (Treasury) has committed financial support to the Company, and FHFA, as Conservator, provided for the Board of Directors to perform certain functions and to oversee management and the Board delegated to management authority to conduct business operations during conservatorship. The Company is dependent upon the continued support of Treasury and FHFA.

FREDDIE MAC | 2019 Form 10-K	160

Financial Statements	Report of Independent Registered Public Accounting Firm

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Single-Family Allowance for Loan Losses
As described in Note 4 to the consolidated financial statements, as of December 31, 2019, the single-family allowance for loan losses was $4.2 billion. As disclosed by management, the single-family allowance for loan losses represents an estimate of probable incurred credit losses, which pertains to all single-family loans classified as held-for-investment, and determining the appropriateness of the single-family allowance for loan losses is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of statistically based models that utilize recent historical experience, considers current business practices, and requires management to make judgments about matters that are difficult to predict, the most significant of which are probability of default, prepayment, and loss severity.
The principal considerations for our determination that performing procedures relating to the single-family allowance for loan losses is a critical audit matter are that the matter involved application of significant judgment and estimation on the part of management when determining the probability of default, prepayment, and loss severity assumptions. This led to a high degree of auditor judgment, subjectivity, and effort in performing our audit procedures and evaluating audit evidence. The audit effort involved the use of professionals with specialized skill and knowledge to assist with the evaluation of audit evidence related to the assumptions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the allowance for loan losses, including controls over the models, data, and significant assumptions. These procedures also included, among others, (i) testing management’s process for determining the allowance for loan loss estimate, (ii) testing the completeness, accuracy, and relevance of data used by management, including underlying loan portfolio data, historical loan data, macroeconomic data, and industry data, (iii) evaluating the reasonableness of significant assumptions, including probability of default, prepayment, and loss severity through comparison to historical loan data, macroeconomic data, and industry data, as applicable, and (iv) involving professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the models used in the allowance for loan losses and evaluating the reasonableness of significant assumptions including probability of default, prepayment, and loss severity.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 13, 2020
We have served as the Company's auditor since 2002.

FREDDIE MAC | 2019 Form 10-K	161

Financial Statements	Consolidated Statements of Comprehensive Income

FREDDIE MAC
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions, except share-related amounts)	2019	2018	2017
Interest income
Mortgage loans	$68,583	$66,037	$63,735
Investments in securities	2,737	3,035	3,415
Other	1,575	982	657
Total interest income	72,895	70,054	67,807
Interest expense	(61,047)	(58,033)	(53,643)
Net interest income	11,848	12,021	14,164

Non-interest income (loss)
Guarantee fee income	1,089	866	749
Investment gains (losses), net	818	1,921	1,160
Other income (loss)	323	762	4,984
Non-interest income (loss)	2,230	3,549	6,893
Net revenues	14,078	15,570	21,057

Benefit (provision) for credit losses	746	736	84

Non-interest expense
Salaries and employee benefits	(1,434)	(1,227)	(1,098)
Professional services	(445)	(486)	(452)
Other administrative expense	(685)	(580)	(556)
Total administrative expense	(2,564)	(2,293)	(2,106)
Credit enhancement expense	(708)	(417)	(280)
REO operations expense	(229)	(169)	(189)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(1,617)	(1,484)	(1,340)
Other expense	(657)	(469)	(392)
Non-interest expense	(5,775)	(4,832)	(4,307)

Income (loss) before income tax (expense) benefit	9,049	11,474	16,834
Income tax (expense) benefit	(1,835)	(2,239)	(11,209)
Net income (loss)	7,214	9,235	5,625

Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	535	(722)	(253)
Changes in unrealized gains (losses) related to cash flow hedge relationships	71	114	124
Changes in defined benefit plans	(33)	(5)	62
Total other comprehensive income (loss), net of taxes and reclassification adjustments	573	(613)	(67)
Comprehensive income (loss)	$7,787	$8,622	$5,558

Net income (loss)	$7,214	$9,235	$5,625
Undistributed net worth sweep, senior preferred stock dividends, or future increase in senior preferred stock liquidation preference	(7,787)	(5,623)	(8,869)
Net income (loss) attributable to common stockholders	($573)	$3,612	($3,244)
Net income (loss) per common share — basic and diluted	($0.18)	$1.12	($1.00)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,234
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2019 Form 10-K	162

Financial Statements	Consolidated Balance Sheets

FREDDIE MAC
Consolidated Balance Sheets

	As of December 31,
(In millions, except share-related amounts)	2019	2018
Assets
Cash and cash equivalents (Notes 1, 3, 14) (includes $991 and $596 of restricted cash and cash equivalents)	$5,189	$7,273
Securities purchased under agreements to resell (Notes 3, 10)	66,114	34,771
Investments in securities, at fair value (Note 7)	75,711	69,111
Mortgage loans held-for-sale (Notes 3, 4) (includes $15,035 and $23,106 at fair value)	35,288	41,622
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $4,234 and $6,139)	1,984,912	1,885,356
Accrued interest receivable (Note 3)	6,848	6,728
Derivative assets, net (Notes 9, 10)	844	335
Deferred tax assets, net (Note 12)	5,918	6,888
Other assets (Notes 3, 18) (includes $4,627 and $3,929 at fair value)	22,799	10,976
Total assets	$2,203,623	$2,063,060
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,559	$6,652
Debt, net (Notes 3, 8) (includes $3,938 and $5,112 at fair value)	2,179,528	2,044,950
Derivative liabilities, net (Notes 9, 10)	372	583
Other liabilities (Notes 3, 18)	8,042	6,398
Total liabilities	2,194,501	2,058,583
Commitments and contingencies (Notes 5, 9, 16)
Equity (Note 11)
Senior preferred stock (redemption value of $79,322 and $75,648)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,033 shares and 650,058,775 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(74,188)	(78,260)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $222 and $221, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	618	83
Cash flow hedge relationships	(244)	(315)
Defined benefit plans	64	97
Total AOCI, net of taxes	438	(135)
Treasury stock, at cost, 75,804,853 shares and 75,805,111 shares	(3,885)	(3,885)
Total equity (See Note 11 for information on our dividend requirement to Treasury)	9,122	4,477
Total liabilities and equity	$2,203,623	$2,063,060
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

	As of December 31,
(In millions)	2019	2018
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-investment	$1,940,523	$1,842,850
All other assets	40,598	20,237
Total assets of consolidated VIEs	$1,981,121	$1,863,087
Liabilities: (Note 3)
Debt, net	$1,898,355	$1,792,677
All other liabilities	5,537	5,335
Total liabilities of consolidated VIEs	$1,903,892	$1,798,012
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2019 Form 10-K	163

Financial Statements	Consolidated Statements of Equity

FREDDIE MAC
Consolidated Statements of Equity

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2016	1	464	650	$72,336	$14,109	$—	$—	($77,941)	$456	($3,885)	$5,075
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	5,625	—	—	5,625
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(67)	—	(67)
Comprehensive income (loss)	—	—	—	—	—	—	—	5,625	(67)	—	5,558
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(10,945)	—	—	(10,945)
Ending balance at December 31, 2017	1	464	650	$72,336	$14,109	$—	$—	($83,261)	$389	($3,885)	($312)

Balance at December 31, 2017	1	464	650	$72,336	$14,109	$—	$—	($83,261)	$389	($3,885)	($312)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	9,235	—	—	9,235
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(613)	—	(613)
Comprehensive income (loss)	—	—	—	—	—	—	—	9,235	(613)	—	8,622
Cumulative effect of change in accounting principle(1)	—	—	—	—	—	—	—	(89)	89	—	—
Increase in liquidation preference	—	—	—	312	—	—	—	—	—	—	312
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(4,145)	—	—	(4,145)
Ending balance at December 31, 2018	1	464	650	$72,648	$14,109	$—	$—	($78,260)	($135)	($3,885)	$4,477

Balance at December 31, 2018	1	464	650	$72,648	$14,109	$—	$—	($78,260)	($135)	($3,885)	$4,477
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	7,214	—	—	7,214
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	573	—	573
Comprehensive income (loss)	—	—	—	—	—	—	—	7,214	573	—	7,787
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(3,142)	—	—	(3,142)
Ending balance at December 31, 2019	1	464	650	$72,648	$14,109	$—	$—	($74,188)	$438	($3,885)	$9,122

(1)	Includes the effect of adopting the accounting guidance on reclassification of stranded tax effects of the Tax Cuts and Jobs Act. See Note 11 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2019 Form 10-K	164

Financial Statements	Consolidated Statements of Cash Flows

FREDDIE MAC
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$7,214	$9,235	$5,625
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	(466)	(2,117)	(2,615)
(Benefit) provision for credit losses	(746)	(736)	(84)
Investment (gains) losses, net	(1,100)	(2,084)	(2,764)
Hedge accounting earnings mismatch	(288)	658	(357)
Deferred income tax expense (benefit)	817	1,391	7,773
Purchases of mortgage loans acquired as held-for-sale	(65,516)	(70,482)	(64,827)
Proceeds from sales of mortgage loans acquired as held-for-sale	71,557	66,889	61,744
Repayments of mortgage loans acquired as held-for-sale	517	494	306
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(282)	(282)	(377)
Change in accrued interest receivable	(120)	(373)	(220)
Change in Interest payable	177	440	273
Change in income taxes receivable	712	(1,269)	1,912
Other, net	(279)	(1,090)	(2,165)
Net cash provided by (used in) operating activities	12,197	674	4,224
Cash flows from investing activities
Purchases of trading securities	(102,169)	(131,977)	(160,333)
Proceeds from sales of trading securities	84,296	126,012	150,448
Proceeds from maturities and repayments of trading securities	14,528	11,375	8,570
Purchases of available-for-sale securities	(8,967)	(19,701)	(10,549)
Proceeds from sales of available-for-sale securities	12,978	21,952	23,034
Proceeds from maturities and repayments of available-for-sale securities	4,258	6,002	11,758
Purchases of held-for-investment mortgage loans	(228,628)	(151,836)	(126,162)
Proceeds from sales of mortgage loans held-for-investment	15,218	10,661	8,883
Repayments of mortgage loans held-for-investment	348,387	248,115	277,819
Advances under secured lending arrangements	(54,176)	(27,463)	(35,452)
Repayments of secured lending arrangements	1,275	1,592	—
Net proceeds from dispositions of real estate owned and other recoveries	1,150	1,336	1,861
Net (increase) decrease in securities purchased under agreements to resell	(31,343)	21,132	(4,355)
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	(8,163)	3,020	(538)
Other, net	(492)	(572)	(428)
Net cash provided by (used in) investing activities	48,152	119,648	144,556
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	264,373	217,574	191,638
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(351,099)	(275,402)	(303,142)
Proceeds from issuance of other debt	880,249	574,472	613,280
Repayments of other debt	(852,684)	(635,669)	(652,017)
Increase in liquidation preference of senior preferred stock	—	312	—
Payment of cash dividends on senior preferred stock	(3,142)	(4,145)	(10,945)
Other, net	(130)	(2)	(3)
Net cash provided by (used in) financing activities	(62,433)	(122,860)	(161,189)
Net (decrease) increase in cash and cash equivalents (includes restricted cash and cash equivalents)	(2,084)	(2,538)	(12,409)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	7,273	9,811	22,220
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$5,189	$7,273	$9,811

Supplemental cash flow information
Cash paid for:
Debt interest	$70,918	$65,721	$63,574
Income taxes	306	2,125	1,872
Non-cash investing and financing activities (Notes 4, 7, and 8)
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2019 Form 10-K	165

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

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
We have reclassified certain amounts in our prior periods' consolidated financial statements to conform to the current presentation as follows:

■
Credit enhancement expense, which represents expenses incurred from freestanding credit enhancements, has been presented as a separate line item within non-interest expense, as the volume of freestanding credit enhancements has increased and become a more significant driver of our results of operations. In prior periods, freestanding credit enhancement expenses were recorded in other expenses;

■
Mortgage loans gains (losses), investment securities gains (losses), debt gains (losses), and derivative gains (losses) have been aggregated and presented as a single amount, investment gains (losses), net, to more clearly show the net effect of these activities on our results of operations, as certain gains and losses on our assets and debt are generally offset by certain gains and losses on the derivatives we use to hedge them. In prior periods, these amounts were shown separately as individual line items, and we continue to present the detail of each individual line item in Note 18; and

■
Certain other immaterial amounts have been reclassified between other income and guarantee fee income and other income and investment gains (losses), net to better align these amounts with the business drivers of the activity.

These reclassifications did not have a material impact on our financial condition or results of operations.
We evaluate the materiality of identified errors in the financial statements using both an income statement, or "rollover," and a balance sheet, or "iron curtain," approach, based on relevant quantitative and qualitative factors. The financial statements include certain adjustments to correct immaterial errors related to previously reported periods.
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

FREDDIE MAC | 2019 Form 10-K	166

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

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
Cash and Cash Equivalents

Highly liquid investment securities that have an original maturity of three months or less are accounted for as cash equivalents. Original maturity means the original maturity to us when we acquire the investment, not the original maturity of the instrument itself. Cash collateral accepted from counterparties that we do not have the right to use for general corporate purposes is classified as restricted cash and cash equivalents on our consolidated balance sheets. Restricted cash and cash equivalents include cash remittances received from servicers of the underlying assets of our consolidated trusts which are deposited into a separate custodial account. We invest the cash held in the custodial account in short-term investments and are entitled to the interest income earned on these short-term investments, which is recorded as interest income, other on our consolidated statements of comprehensive income.
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
Other Significant Accounting Policies

The table below identifies our other significant accounting policies and the related note in which information about them can be found.

Note	Accounting Policy
Note 3	Variable Interest Entities
Note 4	Mortgage Loans and Allowance for Loan Losses
Note 5	Financial Guarantees
Note 6	Credit Enhancements
Note 7	Investments in Securities
Note 8	Debt
Note 9	Derivatives
Note 10	Collateralized Agreements and Offsetting Arrangements
Note 10	Repurchase and Resale Agreements
Note 11	Stockholders' Equity
Note 11	Earnings Per Share
Note 12	Income Taxes
Note 13	Segment Reporting
Note 15	Fair Value Measurements

FREDDIE MAC | 2019 Form 10-K	167

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2016-02, Leases (Topic 842)	The amendment in this Update addresses the accounting for lease arrangements.	January 1, 2019	The adoption of the amendment did not have a material effect on our consolidated financial statements or on our disclosures.
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purpose	The amendments in this Update permit the OIS rate based on SOFR, as an eligible U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815.	January 1, 2019	The adoption of the amendments did not have a material effect on our consolidated financial statements or on our disclosures.
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
January 1, 2020
We have developed our models to estimate lifetime expected credit losses on our financial instruments measured at amortized cost primarily using a discounted cash flow methodology. We used these models to execute our process for estimating the allowance for credit losses under the new standard in parallel with our existing process for estimating the allowance for credit losses based on incurred losses and have developed an appropriate governance process for our estimate of expected credit losses under the new standard. The amendments will be applied through a cumulative effect adjustment to retained earnings as of January 1, 2020.

Based on the composition of our portfolio as of January 1, 2020 and the economic conditions and forecasts at that time, we expect the transition impact to result in a decrease in retained earnings of $0.2 billion. The increase in the allowance for credit losses from incorporating lifetime losses is generally offset by recoveries and a positive impact from including forecasts of economic conditions.

FREDDIE MAC | 2019 Form 10-K	168

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
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
ASU 2019-04, Codification Improvements to Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825
The amendments in this Update clarify certain aspects of Topic 326 guidance issued in ASU 2016-13 including the scope of the credit losses standard and issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. The other amendments in this update clarify certain aspects of Topic 815 and Topic 825.
January 1, 2020
The impact of adopting the Topic 326 amendments is included with the impact of adoption of ASU 2016-13. We do not expect that the adoption of these amendments will have a material effect on our consolidated financial statements.

ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument
The amendments in this Update provide entities with transition relief upon the adoption of ASU 2016-13 by providing an option to elect the fair value option on certain financial instruments measured at amortized cost.
		January 1, 2020	We do not expect to elect the fair value option for any financial instruments upon adoption of ASU 2016-13.
ASU 2019-11, Codification Improvements to Financial Instruments - Credit Losses (Topic 326)	The amendments in this Update clarify certain aspects of Topic 326 guidance issued in ASU 2016-13 including guidance providing transition relief for TDRs.	January 1, 2020	The impact of adopting these amendments is included with the impact of adoption of ASU 2016-13.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The amendments in this Update simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and add guidance to reduce the complexity of applying Topic 740.
		January 1, 2021	We do not expect that the adoption of these amendments will have a material effect on our consolidated financial statements.

FREDDIE MAC | 2019 Form 10-K	169

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

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
In October 2019, FHFA issued a new Strategic Plan for the Conservatorships of Freddie Mac and Fannie Mae (the Enterprises) and a new annual Conservatorship Scorecard for Freddie Mac, Fannie Mae, and CSS. The 2019 Strategic Plan provides a framework for how FHFA will guide the Enterprises to fulfill their statutory missions, focus on safety and soundness, and prepare for a responsible end to the Conservatorships.
The three objectives of the 2019 Strategic Plan are to ensure that the Enterprises:

■
Focus on their core mission responsibilities to foster competitive liquid, efficient, and resilient (CLEAR) national housing finance markets that support sustainable homeownership and affordable rental housing;

■	Operate in a safe and sound manner appropriate for entities in conservatorship; and

■	Prepare for their eventual exits from the conservatorships.
FHFA has issued annual Conservatorship Scorecards since 2014. The annual Conservatorship Scorecards establish objectives and performance targets and measures for Freddie Mac and Fannie Mae related to the objectives set forth in the Strategic Plan. The 2020 Conservatorship Scorecard aligns tactical priorities and execution at the Enterprises to the 2019 Strategic Plan and serves as a tool in holding the Enterprises accountable for its effective implementation. For more information on the 2020 Conservatorship Scorecard and how it affects executive compensation, see Executive Compensation - Compensation Discussion and Analysis.
The first objective of the 2019 Strategic Plan includes the continuing duty of the Enterprises to fulfill the statutory housing goal and duty-to-serve requirements, the continued effectiveness of the UMBS, the implementation of the Credit Score Rule, finalized in August 2019, developing a more competitive mortgage market through leveling the playing field and greater transparency. The first objective includes a number of other on-going initiatives, including operating the multifamily business under the new caps announced in September 2019, continuing preparations for the transition from LIBOR to an alternative reference rate such as SOFR, supporting the needs of lenders and borrowers dealing with challenges of limited English proficiency, implementing a new, modernized Uniform Residential Loan Application, and supporting state and local governments in reducing barriers to building and financing housing.
The second objective focuses on the heightened need for safety and soundness, taking into account both the reality of the inadequate capital cushions currently in place and the importance of building a robust capital foundation to successfully exit conservatorship, and directs the Enterprises to conduct comprehensive assessments of all major business activities in order to evaluate and reduce risk and complexity. CRT will continue to be a component of the Enterprises' approach to risk management. Given the growth and total size of the CRT program, the Enterprises will complete a comprehensive review of the

FREDDIE MAC | 2019 Form 10-K	170

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

program, including costs and benefits, to better inform future direction. The second objective also directs the Enterprises to strengthen their implementation of the CCF to support risk management initiatives and business decisions, addresses mortgage servicing by seeking to promote stability and ensure readiness for more challenging market conditions, and focuses on enhancing the resiliency of operations and systems and modernizing legacy systems.
The third objective instructs the Enterprises to support FHFA in the development and implementation of responsible, milestone-based plans to transition out of conservatorship, including capital restoration strategies and roadmaps. The third objective emphasizes the need for the Enterprises to carefully scrutinize and optimize their balance sheet exposures to focus on serving their core guaranty business with maximum capital efficiency. The third objective also focuses on enhancing the Enterprises' ability to assess the returns on the capital necessary to support their assets and risks, the development of a post-conservatorship strategy and governance structure for CSS/CSP, remediation of deficiencies identified through FHFA's supervisory oversight and by the Enterprises' own examinations and audits, and the critical role of fair-lending risk assessment, monitoring, and oversight at the Enterprises.
We continue to align our resources and internal business plans to meet the objectives provided to us by FHFA.
As a result of the net worth sweep dividend provisions of the senior preferred stock, we cannot retain capital from the earnings generated by our business operations in excess of the applicable Capital Reserve Amount under the Purchase Agreement (which is $20.0 billion but will be reduced to zero if for any reason we do not pay the full dividend requirement in a future period) or return capital to stockholders other than Treasury, the holder of our senior preferred stock. Our future is uncertain, and the conservatorship has no specified termination date. We do not know what changes may occur to our business model during or following conservatorship, including whether we will continue to exist. Our Conservator has not made us aware of any plans to make any significant change to our business model or capital structure in the near term. Our future structure and role will be determined by the Administration, Congress, and FHFA, and it is possible, and perhaps likely, that there will be significant changes beyond the near term. We have no ability to predict the outcome of these deliberations.
Purchase Agreement and Warrant

Overview
On September 7, 2008, we, through FHFA, in its capacity as Conservator, entered into the Purchase Agreement with Treasury. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, August 17, 2012, December 21, 2017, and September 27, 2019. The amount of available funding remaining under the Purchase Agreement was $140.2 billion as of December 31, 2019. This amount will be reduced by any future draws.
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
Under the August 2012 amendment to the Purchase Agreement, for each quarter from January 1, 2013 and thereafter, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury's commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. Pursuant to the September 2019 Letter Agreement, the applicable Capital Reserve Amount is $20.0 billion. As a result, we will not be required to pay a dividend on the senior preferred stock to Treasury until our Net Worth Amount exceeds $20.0 billion. If for any reason we were not to pay a future net worth sweep dividend in full for any period, the applicable Capital Reserve Amount would thereafter be zero.

FREDDIE MAC | 2019 Form 10-K	171

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

In addition, pursuant to the September 2019 Letter Agreement, the liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, beginning on September 30, 2019, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter, until the liquidation preference has increased by $17.0 billion. As a result, the liquidation preference of the senior preferred stock increased from $77.5 billion on September 30, 2019 to $79.3 billion on December 31, 2019 based on the $1.8 billion increase in our Net Worth Amount during 3Q 2019, and will increase to $81.8 billion on March 31, 2020 based on the $2.4 billion increase in our Net Worth Amount during 4Q 2019. The amounts payable for dividends on the senior preferred stock could be substantial and will have an adverse impact on our financial position and net worth. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock.
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
Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited, and we will not be able to do so for the foreseeable future, if at all. On December 31, 2019, the aggregate liquidation preference of the senior preferred stock was $79.3 billion. In addition to increases based on quarterly increases in our Net Worth Amount, as discussed above, the liquidation preference will increase if we receive additional draws under the Purchase Agreement or if any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash.
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

■	Terminate the conservatorship (other than in connection with a receivership);

■	Sell, transfer, lease, or otherwise dispose of any assets, other than dispositions for fair market value:

●	To a limited life regulated entity (in the context of a receivership);

●	Of assets and properties in the ordinary course of business, consistent with past practice;

●	Of assets and properties having fair market value individually or in aggregate less than $250 million in one transaction or a series of related transactions;

●	In connection with our liquidation by a receiver;

●	Of cash or cash equivalents for cash or cash equivalents; or

●	To the extent necessary to comply with the covenant described below relating to the reduction of our mortgage-related investments portfolio;

■	Issue any subordinated debt;

■	Enter into a corporate reorganization, recapitalization, merger, acquisition, or similar event; or

■	Engage in transactions with affiliates unless the transaction is:

●	Pursuant to the Purchase Agreement, the senior preferred stock, or the warrant;

●	Upon arm's length terms; or

FREDDIE MAC | 2019 Form 10-K	172

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

●	A transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the Purchase Agreement.
The Purchase Agreement also required us to reduce the UPB of our mortgage assets to a limit of $250 billion at December 31, 2018. Under the Purchase Agreement, we also may not, without the prior written consent of Treasury, incur indebtedness that would result in the par value of our aggregate indebtedness exceeding $300 billion. The mortgage asset and indebtedness limitations are determined without giving effect to the changes to the accounting guidance for transfers of financial assets and consolidation of VIEs, under which we consolidated certain VIEs in our financial statements as of January 1, 2010.
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
Third-Party Enforcement Rights
In the event of our default on payments with respect to our debt securities or mortgage guarantee obligations, if Treasury fails to perform its obligations under its funding commitment and if we and/or the Conservator are not diligently pursuing remedies in respect of that failure, the holders of these debt securities or mortgage guarantee obligations may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund to us the lesser of:

■	The amount necessary to cure the payment defaults on our debt securities and mortgage guarantee obligations and

■	The lesser of:

FREDDIE MAC | 2019 Form 10-K	173

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

●	The deficiency amount and

●	The maximum amount of the commitment less the aggregate amount of funding previously provided under the commitment.
Any payment that Treasury makes under those circumstances will be treated for all purposes as a draw under the Purchase Agreement that will increase the liquidation preference of the senior preferred stock.
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

In February 2019, FHFA directed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times. The UPB of this portfolio was $212.7 billion at December 31, 2019. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
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
At September 30, 2019, our assets exceeded our liabilities under GAAP; therefore, FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended December 31, 2019. Since conservatorship began through December 31, 2019, we have paid cash dividends of $119.7 billion to Treasury at the direction of the Conservator.
At December 31, 2019, our assets exceeded our liabilities under GAAP. As a result, FHFA will not submit a draw request from Treasury on our behalf. Based on our Net Worth Amount at December 31, 2019 and the Capital Reserve Amount of $20.0 billion, we will not have a dividend requirement to Treasury in March 2020.
Additionally, in recent years, the Federal Reserve purchased significant amounts of mortgage-related securities issued by us, Fannie Mae and Ginnie Mae.
See Note 8 and Note 11 for more information on the conservatorship and the Purchase Agreement.
Related Parties as a Result of Conservatorship

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. During the years ended December 31, 2019, 2018, and 2017, no transactions outside of normal business activities have occurred between us and the U.S. government (or any of its related parties), except for the following:

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
In addition, we are deemed a related party with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business in conservatorship.
In October 2013, FHFA announced the formation of CSS. CSS is a limited liability company equally-owned by Freddie Mac and Fannie Mae, and CSS is also deemed a related party. In connection with the formation of CSS, we entered into a limited liability company (LLC) agreement with Fannie Mae. Additionally, we and Fannie Mae each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS, including an updated customer services agreement with Fannie Mae and CSS in May 2019. In June 2019, we entered into an agreement with Fannie Mae regarding the commingling of certain of our mortgage securities under the Single Security Initiative and related indemnification obligations.

FREDDIE MAC | 2019 Form 10-K	174

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

During the year ended December 31, 2019, we contributed $105 million of capital to CSS, and we have contributed $569 million since the fourth quarter of 2014.
In January 2020, FHFA directed Freddie Mac and Fannie Mae to amend the LLC agreement for CSS to change the structure of the Board of Managers (CSS Board). The revised LLC agreement also removed the requirement that any CSS Board decision must be approved by at least one of the CSS Board members appointed by Freddie Mac and one appointed by Fannie Mae. These amendments reduce Freddie Mac’s and Fannie Mae’s ability to control CSS Board decisions, even after conservatorship, including decisions about strategy, business operations, and funding.
Under the revised CSS LLC agreement, the CSS Board will continue to include two Freddie Mac and two Fannie Mae representatives, and it will also include two new members: the Chief Executive Officer of CSS and an independent, non-Executive Chair. During conservatorship, the CSS Board Chair shall be designated by FHFA, and all CSS Board decisions will require the affirmative vote of the Board Chair. During conservatorship, FHFA also may appoint up to three additional independent members to the CSS Board, who along with the Board Chair and the Chief Executive Officer of CSS may continue to serve on the CSS Board after conservatorship. FHFA appointed a new CSS Board member to serve as Chair in January 2020. If FHFA appoints three additional CSS Board members, the CSS Board members we and Fannie Mae appoint could be outvoted by non-GSE designated Board members on any matter during conservatorship and on a number of significant matters, including approval of the annual budget and strategic plan for CSS, if either we or Fannie Mae exits from conservatorship. Certain material post-conservatorship decisions, however, would require approval of at least one Board member designated by us and one designated by Fannie Mae, including those decisions involving a material change in CSS’s functionality, such as the addition of a new business line or reduction in CSS’s support of the UMBS, capital contributions beyond those necessary to support CSS’s ordinary business operations, appointment or removal of the CSS Chief Executive Officer, and admission of new members.

FREDDIE MAC | 2019 Form 10-K	175

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

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
Securitization Activities

Single-family Guarantee
Level 1 Securitization Products
Level 1 Securitization Products consist of UMBS, 55-day MBS, and PCs, which are all pass-through debt securities that represent undivided beneficial interests in a pool of loans held by a securitization trust. All Level 1 Securitization Products are backed only by mortgage loans we have acquired. We serve as both administrator and guarantor for these trusts. As administrator, we have the right to establish servicing terms and direct loss mitigation activities for the loans held by these trusts. As guarantor, we guarantee the payment of principal and interest on these securities in exchange for a guarantee fee, and we have the right to purchase delinquent loans from the trust to help improve the economic performance of the trust. We absorb all credit losses of these trusts through our guarantee of the principal and interest payments.
The economic performance of these trusts is most significantly affected by the performance of the underlying loans. Our rights as administrator and guarantor provide us with the power to direct the activities that most significantly affect the performance of the underlying loans. We also have the obligation to absorb losses of these trusts that could potentially be significant through our guarantee of principal and interest payments. Accordingly, we concluded that we are the primary beneficiary of, and therefore, consolidate these trusts.
Loans held by these trusts are recognized on our consolidated balance sheets as mortgage loans held-for-investment. The corresponding securities held by third parties are recognized on our consolidated balance sheets as debt, net. We extinguish the outstanding debt securities of the related consolidated trust and recognize gains or losses on debt extinguishment for the difference between the consideration paid and the debt carrying value when we purchase these securities as investments in our mortgage-related investments portfolio. Sales of these securities that were previously held as investments in our mortgage-related investments portfolio are accounted for as debt issuances.
Upon implementation of the Single Security Initiative in June 2019, we began offering an optional exchange program for security holders to exchange certain existing 45-day payment delay PCs for corresponding UMBS and other applicable 55-day payment delay Freddie Mac securities. We make a one-time payment to exchanging security holders for the value of the 10 additional days of payment delay based on float compensation rates we calculate. When existing PCs are exchanged for UMBS or 55-day MBS under our exchange program, we account for the exchange as a debt modification, as the terms of the securities are not substantially different and the exchange does not result in a change in the creditor. The float compensation we pay in conjunction with the exchange is deferred as a basis adjustment to the debt and amortized into interest expense over the remaining life of the debt. See Note 4 and Note 8 for additional information on loans and debt securities of consolidated trusts.
At December 31, 2019 and December 31, 2018, we were the primary beneficiary of, and therefore consolidated, Level 1 securitization trusts with assets totaling $1.9 trillion and $1.8 trillion, respectively. During 2019 and 2018, we issued approximately $440.2 billion and $309.9 billion, respectively, of guaranteed Level 1 Securitization Products. Our exposure for guarantees to consolidated securitization trusts is generally equal to the UPB of the loans recorded on our consolidated balance sheets.
Resecuritization Products
We create resecuritization products primarily by using Level 1 Securitization Products or our previously issued resecuritization products (or similar TBA-eligible products issued and guaranteed by Fannie Mae) as the underlying collateral. In a typical resecuritization transaction, previously issued Level 1 Securitization Products or resecuritization products are transferred to a resecuritization trust that issues beneficial interests in the underlying collateral. We establish parameters that define eligibility

FREDDIE MAC | 2019 Form 10-K	176

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

standards for assets that may be used as collateral for each of our resecuritization programs. Resecuritization products can then be created based on the parameters that we have established. Similar to our Level 1 Securitization Products, we guarantee the full payment of principal and interest to the investors in our resecuritization products. However, because we (or Fannie Mae) have already guaranteed the underlying assets, we do not assume any incremental credit risk by issuing these securities.
Upon implementation of Release 2 of the CSP and the Singe Security Initiative, we have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payment of principal and interest on such products from underlying Fannie Mae securities. If Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, we would be responsible for making the payment. We do not charge an incremental guarantee fee to commingle Fannie Mae collateral in resecuritization transactions.
The main types of resecuritization products we create are single-class resecuritization products (Supers, Giant MBS, and Giant PCs) and multiclass resecuritization products (REMICs and Strips).

■
Single-class resecuritization products - These securities are direct pass-throughs of the cash flows of the underlying collateral, which may be previously issued Level 1 Securitization Products or single-class resecuritization products (or similar TBA-eligible products issued and guaranteed by Fannie Mae). We do not consolidate these securities as their resecuritization does not result in any new or incremental risk to the holders of the securities issued by the resecuritization trust and because we are not exposed to any incremental rights to receive benefits or obligations to absorb losses that could be significant to the resecuritization trust.

We account for purchases of single-class resecuritization products that we issue that are substantially the same as the underlying collateral as debt extinguishment of a pro-rata portion of the underlying Level 1 Securitization Product. We account for purchases of single-class resecuritization products that we issue that are not considered substantially the same as the underlying collateral as investments in debt securities. Single-class resecuritization products that we issue that are backed entirely by Freddie Mac collateral are considered substantially the same as the underlying collateral, while commingled single-class resecuritization products that we issue are not considered substantially the same as the underlying collateral.

■
Multiclass resecuritization products - These securities are multiclass resecuritizations of the cash flows of the underlying collateral, which may be previously issued Level 1 Securitization Products, single-class resecuritization products, or multiclass resecuritization products (or similar TBA-eligible products issued and guaranteed by Fannie Mae). The activity that most significantly impacts the economic performance of our multiclass resecuritization trusts is typically the initial design and structuring of the trust. Substantially all multiclass resecuritization trusts are created as part of customer-driven transactions in which an investor or dealer participates in the decisions made during the design and establishment of the trust. As a result, we do not have the unilateral ability to direct the activities of our multiclass resecuritization trusts that most significantly impact the economic performance of those trusts. In addition, unless we retain a portion of the issued multiclass resecuritization products, we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts because we have already provided a guarantee on the underlying assets. As a result, we have concluded that we are not the primary beneficiary of our multiclass resecuritization trusts and, therefore, do not consolidate those trusts.

Because we (or Fannie Mae) have already guaranteed the underlying assets, we do not receive any incremental guarantee fees in exchange for our guarantee, and, accordingly, we do not recognize any additional guarantee assets, guarantee obligations or reserves for guarantee losses related to multiclass resecuritization trusts. Instead, we receive a one-time transaction fee which represents compensation for both the structuring and creation of the securities and for our ongoing administrative responsibilities to service the securities. We recognize the portion of the transaction fee related to creation of the securities immediately in earnings. We defer the portion of the fee related to ongoing administrative responsibilities and amortize it over the life of the associated trust.
When we purchase a multiclass resecuritization product as an investment in our mortgage-related investments portfolio, we generally record the security as an investment in debt securities rather than extinguishment of debt since we are generally investing in the debt securities of a non-consolidated entity. We do not consolidate multiclass resecuritization trusts in which we hold variable interests, as we are not deemed to be the primary beneficiary of the trusts, unless we have the unilateral ability to collapse the trust. Similarly, sales of multiclass resecuritization products previously held as investments in our mortgage-related investments portfolio are accounted for as sales of investments in debt securities. See Note 7 for additional information on accounting for investments in debt securities.
Senior Subordinate Securitization Structures
We are the primary beneficiary of and, therefore, consolidate our single-family senior subordinate securitization structures backed by recently originated loans because we have both the ability to direct the loss mitigation activities of the underlying loans and the obligation to absorb credit losses through our guarantee of the issued senior securities. As a result, we consolidated the trusts used in these senior subordinate securitization structures with underlying assets totaling $19.9 billion and $26.1 billion, at December 31, 2019 and December 31, 2018, respectively.

FREDDIE MAC | 2019 Form 10-K	177

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

We do not consolidate our single-family senior subordinate securitization structures backed by seasoned loans because we do not have the ability to direct the loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE. For those securitizations that we do not consolidate where we sell loans to the VIE, we derecognize the transferred loans and account for our guarantee to the non-consolidated VIE. We account for our investments in the beneficial interests issued by the non-consolidated VIE as investments in debt securities. During 2019 and 2018, we issued approximately $11.2 billion and $8.4 billion, respectively, of guaranteed securities in these senior subordinate securitization structures for which a guarantee asset and guarantee obligation were generally recognized.
Other Securitization Products
We are the primary beneficiary of and, therefore, consolidate the trusts used to issue our single-family other securitization products when we have the ability to direct the activities that most significantly affect the economic performance of the trusts and we have the obligation to absorb credit losses through our guarantee of some or all of the issued securities. As a result, we consolidated trusts used to issue these products with underlying assets totaling $2.8 billion and $3.4 billion at December 31, 2019 and December 31, 2018, respectively. We do not consolidate the trusts used to issue our single-family other securitization products that do not meet these conditions. We have not entered into single-family other securitization products in several years.
Multifamily
K Certificates
In a K Certificate transaction, we sell multifamily loans to a non-Freddie Mac securitization trust that issues senior, mezzanine, and subordinate securities, and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. In these transactions, we guarantee the senior securities issued by the Freddie Mac securitization trust and do not issue or guarantee the mezzanine or subordinate securities issued by the non-Freddie Mac securitization trust. We receive a guarantee fee in exchange for our guarantee. We serve as guarantor of our K Certificate trusts and, from time to time, as master servicer. However, in contrast to single-family transactions, the rights to direct loss mitigation activities of the underlying loans and to purchase delinquent loans from the securitization trust are generally held by the investor in the most subordinate remaining securities issued by the non-Freddie Mac trust, and therefore we do not have any power to direct those activities unless we are the investor in the most subordinate remaining securities.
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
During 2019 and 2018, we issued approximately $53.6 billion and $52.2 billion, respectively, of K Certificates for which a guarantee asset and guarantee obligation were generally recognized.
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
During 2019 and 2018, we issued approximately $6.2 billion and $6.3 billion, respectively, of SB Certificates for which a guarantee asset and guarantee obligation were recognized.
Other Securitization Products
We are the primary beneficiary of and, therefore, consolidate the trusts used to issue certain of our other securitization products because we have the ability to direct the activities that most significantly affect the economic performance of the trusts and we have the obligation to absorb credit losses through our guarantee of some or all of the issued securities. As a result, we consolidated trusts used in these other securitization products with underlying assets totaling $8.7 billion and $7.2 billion at December 31, 2019 and December 31, 2018, respectively.

FREDDIE MAC | 2019 Form 10-K	178

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

We do not consolidate the trusts used to issue our other securitization products when we do not meet the above conditions. For those products, we account for our guarantee to the non-consolidated VIE. During 2019 and 2018, we issued approximately $3.1 billion and $3.4 billion, respectively, of these securities for which a guarantee asset and guarantee obligation were generally recognized.
CRT Activities

STACR Trust Notes
In a STACR Trust note transaction, a trust issues credit-linked notes whose repayments are based on the credit performance of a reference pool of mortgage loans. The trust makes periodic payments of principal and interest on the notes to investors. We make payments to the trust to support payment of the interest due on the notes, and we receive payments from the trust that otherwise would have been made to the noteholders to the extent there are credit events on the mortgages in the reference pool. The note balances are reduced by the amount of the payments to us. STACR Trust was designed to create and pass along to its interest holders the variability related to the credit risk of the mortgages in the reference pool. Because our credit risk transfer arrangement is a creator rather than an absorber of that variability, we do not have a variable interest in the risk that the STACR Trust was designed to create and pass along to its interest holders and do not consolidate the trusts used in the STACR Trust note transactions.
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

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.
Table 3.1 - Consolidated VIEs

(In millions)	As of December 31, 2019	As of December 31, 2018
Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents (includes $869 and $566 of restricted cash and cash equivalent)	$870	$567
Securities purchased under agreements to resell	23,137	12,125
Investments in securities, at fair value	597	—
Mortgage loans held-for-investment	1,940,523	1,842,850
Accrued interest receivable	6,170	5,914
Other assets	9,824	1,631
Total assets of consolidated VIEs	$1,981,121	$1,863,087
Liabilities:
Accrued interest payable	$5,536	$5,335
Debt, net	1,898,355	1,792,677
Other liabilities	1	—
Total liabilities of consolidated VIEs	$1,903,892	$1,798,012

FREDDIE MAC | 2019 Form 10-K	179

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

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
The following table presents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to non-consolidated VIEs with which we were involved in the design and creation and have a significant continuing involvement, as well as our maximum exposure to loss and total assets of the VIEs. Our maximum exposure to loss includes the guaranteed UPB of assets held by the non-consolidated VIEs, the UPB of unguaranteed securities that we acquired from these securitization transactions, and the UPB of guarantor advances made to the holders of the guaranteed securities. Our maximum exposure to loss and total assets of non-consolidated VIEs excludes our investments in and obligations to non-consolidated Freddie Mac resecuritization trusts primarily because we already consolidate the underlying Freddie Mac collateral of these trusts on our consolidated balance sheets and for commingled resecuritization trusts, we view the likelihood of being required to perform on our guarantee of the underlying Fannie Mae collateral as remote. Our maximum exposure to loss also excludes our interest rate exposure on certain securitization activity and other mortgage-related guarantees measured at fair value where our interest rate exposure may be unlimited. We generally reduce our exposure to these guarantees with unlimited interest rate exposure through separate contracts with third parties.
We do not believe the maximum exposure to loss disclosed in the table below is representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements. See Note 6 for additional information on credit enhancements.
Table 3.2 - Non-Consolidated VIEs

(In millions)	As of December 31, 2019	As of December 31, 2018
Assets and Liabilities Recorded on our Consolidated Balance Sheets(1)
Assets:
Investments in securities, at fair value	$37,918	$44,020
Accrued interest receivable	212	235
Derivative assets, net	14	1
Other assets	3,951	3,119
Liabilities:
Derivative liabilities, net	108	88
Other liabilities	3,761	3,049
Maximum Exposure to Loss	281,007	241,055
Total Assets of Non-Consolidated VIEs	335,562	284,724

(1)
Includes our variable interests in REMICs and Strips, K Certificates, SB Certificates, certain senior subordinate securitization structures, and other securitization products that we do not consolidate.

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

FREDDIE MAC | 2019 Form 10-K	180

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

NOTE 4
Mortgage Loans and Allowance for Credit Losses
The table below provides details of the loans on our consolidated balance sheets as of December 31, 2019 and December 31, 2018.
Table 4.1 - Mortgage Loans

	December 31, 2019			December 31, 2018
(In millions)	Held by Freddie Mac	Held by consolidated trusts	Total	Held by Freddie Mac	Held by consolidated trusts	Total
Held-for-sale:
Single-family	$18,543	$—	$18,543	$20,946	$—	$20,946
Multifamily	18,954	—	18,954	23,959	—	23,959
Total UPB	37,497	—	37,497	44,905	—	44,905
Cost basis and fair value adjustments, net	(2,209)	—	(2,209)	(3,283)	—	(3,283)
Total held-for-sale loans, net	35,288	—	35,288	41,622	—	41,622
Held-for-investment:
Single-family	35,324	1,902,958	1,938,282	35,885	1,814,008	1,849,893
Multifamily	10,831	6,642	17,473	10,828	4,220	15,048
Total UPB	46,155	1,909,600	1,955,755	46,713	1,818,228	1,864,941
Cost basis adjustments	(183)	33,574	33,391	(1,198)	27,752	26,554
Allowance for loan losses	(1,583)	(2,651)	(4,234)	(3,009)	(3,130)	(6,139)
Total held-for-investment loans, net	44,389	1,940,523	1,984,912	42,506	1,842,850	1,885,356
Total loans, net	$79,677	$1,940,523	$2,020,200	$84,128	$1,842,850	$1,926,978

We apply fair value hedge accounting to certain single-family mortgage loans. The fair value hedge accounting related loan basis adjustments are included in the table above.
We own both single-family loans, which are secured by one to four unit residential properties, and multifamily loans, which are secured by properties with five or more residential rental units. Our single-family loans are predominantly first lien, fixed-rate loans secured by the borrower's primary residence.
Upon acquisition, we classify a loan as either held-for-investment or held-for-sale. Loans that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment. Loans that we intend to securitize using an entity we will consolidate are classified as held-for-investment both prior to and subsequent to their securitization. Otherwise, they will be classified as held-for-sale. Held-for-investment loans are reported on our consolidated balance sheets at their outstanding UPB, net of deferred fees and other cost basis adjustments (including unamortized premiums and discounts, upfront fees, commitment-related derivative basis adjustments, and other pricing adjustments).
Loans not classified as held-for-investment are classified as held-for-sale. Held-for-sale loans are reported at lower-of-cost-or-fair-value on our consolidated balance sheets, unless the fair value option is elected. Any excess of a held-for-sale loan's cost over its fair value is recognized as a valuation allowance in investment gains (losses), net on our consolidated statements of comprehensive income, with changes in this valuation allowance also being recorded in investment gains (losses), net. Premiums, discounts, and other cost basis adjustments (including lower-of-cost-or-fair-value adjustments) on single-family loans classified as held-for-sale are deferred and not amortized. We elected the fair value option for certain multifamily loans that we intend to securitize and sell to investors. Therefore, these multifamily loans are measured at fair value on a recurring basis, with subsequent gains or losses related to changes in fair value reported in investment gains (losses), net on our consolidated statements of comprehensive income.
Cash flows related to loans originally classified as held-for-investment are classified as either investing activities (e.g., principal repayments) or operating activities (e.g., interest payments received from borrowers included within net income (loss)). Cash flows related to loans originally classified as held-for-sale are classified as operating activities.
The table below provides details of the UPB of loans we purchased, reclassified from held-for-investment to held-for-sale, and sold.

FREDDIE MAC | 2019 Form 10-K	181

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

Table 4.2 - Loans Purchased, Reclassified from Held-for-Investment to Held-for-Sale, and Sold

(In billions)	2019	2018	2017
Single-family:
Purchases
Held-for-investment loans	$451.2	$307.7	$343.0
Reclassified from held-for-investment to held-for-sale (1)	13.6	21.7	26.2
Sale of held-for-sale loans(2)	13.1	10.2	8.7
Multifamily:
Purchases
Held-for-investment loans	9.5	5.0	5.3
Held-for-sale loans	65.3	70.3	64.6
Reclassified from held-for-investment to held-for-sale (1)	1.9	1.8	1.6
Sale of held-for-sale loans(3)	71.3	68.1	61.9

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
A non-accrual loan may be returned to accrual status when the collectability of principal and interest in full is reasonably assured. For single-family loans, we determine that collectability is reasonably assured generally when the loan has become current. For multifamily loans, the collectability of principal and interest is considered reasonably assured based on an analysis of the factors specific to the loan being assessed. Upon a loan's return to accrual status, all previously reversed interest income is recognized and amortization of any basis adjustments into interest income is resumed.
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

FREDDIE MAC | 2019 Form 10-K	182

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

Table 4.3 - Recorded Investment of Single-Family Held-for-Investment Loans by Current LTV Ratios

	As of December 31, 2019				As of December 31, 2018
	Current LTV Ratio			Total	Current LTV Ratio			Total
(In millions)	≤ 80	> 80 to 100	> 100(1)		≤ 80	> 80 to 100	> 100(1)
20- and 30-year or more, amortizing fixed-rate	$1,405,562	$267,752	$3,954	$1,677,268	$1,336,310	$214,703	$6,654	$1,557,667
15-year amortizing fixed-rate	236,837	6,797	89	243,723	251,152	4,522	157	255,831
Adjustable-rate	35,478	1,425	6	36,909	42,117	1,883	7	44,007
Alt-A, interest-only, and option ARM	12,668	901	188	13,757	16,498	1,903	559	18,960
Total single-family loans	$1,690,545	$276,875	$4,237	$1,971,657	$1,646,077	$223,011	$7,377	$1,876,465

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 4.51% and 7.24% as of December 31, 2019 and December 31, 2018, respectively.

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
Table 4.4 - Recorded Investment of Multifamily Held-for-Investment Loans by Credit Quality Indicator

(In millions)	As of December 31, 2019	As of December 31, 2018
Credit risk profile by internally assigned grade:(1)
Pass	$17,227	$14,648
Special mention	141	201
Substandard	121	181
Doubtful	—	—
Total	$17,489	$15,030

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

FREDDIE MAC | 2019 Form 10-K	183

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

Mortgage Loan Performance

The following tables present the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.
Table 4.5 - Recorded Investment of Held-for-Investment Loans by Payment Status

	As of December 31, 2019
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,653,113	$15,481	$3,326	$5,348	$1,677,268	$5,822
15-year amortizing fixed-rate	242,177	1,131	175	240	243,723	252
Adjustable-rate	36,537	238	45	89	36,909	104
Alt-A, interest-only, and option ARM	12,690	489	161	417	13,757	205
Total single-family	1,944,517	17,339	3,707	6,094	1,971,657	6,383
Total multifamily	17,489	—	—	—	17,489	13
Total single-family and multifamily	$1,962,006	$17,339	$3,707	$6,094	$1,989,146	$6,396

	As of December 31, 2018
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,532,499	$14,683	$3,602	$6,883	$1,557,667	$6,881
15-year amortizing fixed-rate	254,376	1,021	171	263	255,831	263
Adjustable-rate	43,549	287	58	113	44,007	113
Alt-A, interest-only, and option ARM	16,975	793	327	865	18,960	864
Total single-family	1,847,399	16,784	4,158	8,124	1,876,465	8,121
Total multifamily	15,030	—	—	—	15,030	17
Total single-family and multifamily	$1,862,429	$16,784	$4,158	$8,124	$1,891,495	$8,138

(1)	Includes $1.8 billion and $2.9 billion of loans that were in the process of foreclosure as of December 31, 2019 and December 31, 2018, respectively.
We have the option to purchase specified loans, including certain delinquent loans, from consolidated trusts at a purchase price equal to the current UPB of the loan, less any outstanding advances of principal that have been previously distributed. However, in order to maintain alignment with Fannie Mae under the Single Security Initiative, FHFA requires us to purchase loans out of consolidated trusts if they are delinquent for 120 days, and we have the option to purchase sooner under certain circumstances (e.g. imminent default and seller breaches of representations and warranties). Our practice generally has been to purchase loans from consolidated trusts when the loans have been delinquent for 120 days or more.
When we purchase loans from consolidated trusts, we record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts and we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to mortgage loans held-for-investment by Freddie Mac. We purchased $5.6 billion and $7.8 billion in UPB of loans from consolidated trusts (or purchased delinquent loans associated with other mortgage-related guarantees) during the years ended December 31, 2019 and December 31, 2018, respectively.

FREDDIE MAC | 2019 Form 10-K	184

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.
Table 4.6 - Delinquency Rates

(Dollars in millions)	December 31, 2019	December 31, 2018
Single-family:
Non-credit-enhanced portfolio:
Serious delinquency rate	0.70%	0.83%
Total number of seriously delinquent loans	42,485	51,197
Credit-enhanced portfolio:(1)
Primary mortgage insurance:
Serious delinquency rate	0.79%	0.86%
Total number of seriously delinquent loans	15,261	15,287
Other credit protection:(2)
Serious delinquency rate	0.40%	0.31%
Total number of seriously delinquent loans	18,143	12,920
Total single-family
Serious delinquency rate	0.63%	0.69%
Total number of seriously delinquent loans	70,162	75,649
Multifamily (3)
Non-credit-enhanced portfolio:
Delinquency rate	—%	—%
UPB of delinquent loans	$2	$2
Credit-enhanced portfolio:
Delinquency rate	0.09%	0.01%
UPB of delinquent loans	$244	$28
Total multifamily
Delinquency rate	0.08%	0.01%
UPB of delinquent loans	$246	$30

(1)	The credit-enhanced categories are not mutually exclusive, as a single loan may be covered by both primary mortgage insurance and other credit protection.

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
Allowance for Credit Losses

The allowance for credit losses represents estimates of probable incurred credit losses which we recognize by recording a charge to the provision for credit losses on our consolidated statements of comprehensive income. The allowance for credit losses includes:

■	Our allowance for loan losses, which pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets and

■	Our reserve for guarantee losses, which pertains to our guarantees to unconsolidated securitization trusts and other mortgage-related guarantees.
A significant number of unsecuritized single-family loans on our consolidated balance sheets include seriously delinquent and TDR loans that we previously purchased from consolidated trusts. These seriously delinquent and TDR loans historically have a higher associated allowance for loan losses than loans that remain in consolidated trusts.

FREDDIE MAC | 2019 Form 10-K	185

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

The table below summarizes changes in our allowance for credit losses.
Table 4.7 - Details of Allowance for Credit Losses

	Year Ended December 31,
	2019				2018				2017
	Allowance for Loan Losses		Reserve for Guarantee Losses	Total	Allowance for Loan Losses		Reserve for Guarantee Losses	Total	Allowance for Loan Losses		Reserve for Guarantee Losses	Total
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts			Held by Freddie Mac	Held By Consolidated Trusts			Held by Freddie Mac	Held By Consolidated Trusts
Single-family:
Beginning balance	$3,003	$3,127	$46	$6,176	$5,251	$3,680	$48	$8,979	$10,443	$2,968	$52	$13,463
Provision (benefit) for credit losses	(684)	(70)	5	(749)	(861)	145	4	(712)	(1,447)	1,350	—	(97)
Charge-offs	(1,676)	(56)	(5)	(1,737)	(2,823)	(56)	(6)	(2,885)	(4,939)	(108)	(4)	(5,051)
Recoveries	439	13	—	452	467	8	—	475	419	6	—	425
Transfers, net (1)	372	(372)	—	—	676	(676)	—	—	540	(540)	—	—
Other (2)	122	4	—	126	293	26	—	319	235	4	—	239
Ending balance	$1,576	$2,646	$46	$4,268	$3,003	$3,127	$46	$6,176	$5,251	$3,680	$48	$8,979
Multifamily:
Beginning balance	$6	$3	$6	$15	$28	$7	$9	$44	$18	$2	$15	$35
Provision (benefit) for credit losses	2	1	—	3	(23)	—	(1)	(24)	15	4	(6)	13
Charge-offs	—	—	—	—	(6)	—	(2)	(8)	(4)	—	—	(4)
Recoveries	—	—	—	—	3	—	—	3	—	—	—	—
Transfers, net (1)	(1)	1	—	—	4	(4)	—	—	(1)	1	—	—
Other (2)	—	—	—	—	—	—	—	—	—	—	—	—
Ending balance	$7	$5	$6	$18	$6	$3	$6	$15	$28	$7	$9	$44
Total:
Beginning balance	$3,009	$3,130	$52	$6,191	$5,279	$3,687	$57	$9,023	$10,461	$2,970	$67	$13,498
Provision (benefit) for credit losses	(682)	(69)	5	(746)	(884)	145	3	(736)	(1,432)	1,354	(6)	(84)
Charge-offs	(1,676)	(56)	(5)	(1,737)	(2,829)	(56)	(8)	(2,893)	(4,943)	(108)	(4)	(5,055)
Recoveries	439	13	—	452	470	8	—	478	419	6	—	425
Transfers, net (1)	371	(371)	—	—	680	(680)	—	—	539	(539)	—	—
Other (2)	122	4	—	126	293	26	—	319	235	4	—	239
Ending balance	$1,583	$2,651	$52	$4,286	$3,009	$3,130	$52	$6,191	$5,279	$3,687	$57	$9,023

(1)	Relates to removal of delinquent loans from consolidated trusts and resecuritization after such removal.

(2)	Primarily includes capitalization of past due interest on modified loans.
A significant number of unsecuritized single-family loans on our consolidated balance sheets are individually evaluated for impairment while substantially all single-family loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 3.4%, 6.6%, and 7.8%of the recorded investment in such loans at December 31, 2019, December 31, 2018, and December 31, 2017, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The ending balance of the allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.1%, 0.2%, and 0.2% of the recorded investment in such loans as of December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

FREDDIE MAC | 2019 Form 10-K	186

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

The table below presents our allowance for loan losses and our recorded investment in loans, held-for-investment, by impairment evaluation methodology.
Table 4.8 - Net Investment in Loans

	December 31, 2019			December 31, 2018
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,936,208	$17,408	$1,953,616	$1,830,044	$14,945	$1,844,989
Individually evaluated	35,449	81	35,530	46,421	85	46,506
Total recorded investment	1,971,657	17,489	1,989,146	1,876,465	15,030	1,891,495
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,350)	(12)	(1,362)	(1,761)	(9)	(1,770)
Individually evaluated	(2,872)	—	(2,872)	(4,369)	—	(4,369)
Total ending balance of the allowance	(4,222)	(12)	(4,234)	(6,130)	(9)	(6,139)
Net investment in loans	$1,967,435	$17,477	$1,984,912	$1,870,335	$15,021	$1,885,356

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
Our single-family allowance for loan losses default models produce estimates based on 12 months of loan level performance data, which includes a history of delinquency, foreclosures, foreclosure alternatives, and modifications. Our allowance for loan losses estimate includes projections of:

■
Loss mitigation activities when a loss is incurred, including loan modifications for troubled borrowers and the incidence of redefault we have experienced on similar loans that have completed a loan modification and

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
Our single-family allowance for loan losses severity is based on actual REO dispositions, short sales, and third-party sales that incorporate the most recent:

■	Twelve months of sales experience realized on our distressed property dispositions and

■	Twelve months of pre-foreclosure expenses on our distressed properties, including REO, short sales, and third-party sales.
Our single-family allowance for loan losses severity estimate also captures expectations about recoveries from the collateral and attached credit enhancements, such as primary mortgage insurance. We use historical trends in home prices in our single-family allowance for loan losses process, primarily through the use of current LTV ratios in our default models and through the use of recent home price sales experience in our severity estimate. However, we do not use a forecast of trends in home prices in our single-family allowance for loan losses process.
For loans where foreclosure is probable, we measure impairment based upon an estimate of the fair value of the underlying collateral less estimated disposition costs. Our estimate also considers the effect of historical home price changes on borrower behavior.

FREDDIE MAC | 2019 Form 10-K	187

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

We apply proceeds from attached credit enhancements (e.g., primary mortgage insurance) entered into contemporaneously with, and in contemplation of, a guarantee or loan purchase transaction as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds received in excess of our recorded investment in loans are recorded as a decrease to REO operations expense on our consolidated statements of comprehensive income. We record benefits related to freestanding credit enhancements based on actual losses (e.g., ACIS insurance policies) when realization of our claims is deemed probable and a loss has been recognized on the covered loans. We record benefits for our debt with embedded credit enhancements for which we have not elected the fair value option (e.g., certain STACR debt notes and certain senior subordinate securitization structures) when the realized loss event occurs. We generally record repurchase recoveries on a cash basis due to the uncertainty of the timing and amount of collections of such recoveries. See Note 6 for additional information on credit enhancements.
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
Table 4.9 - Individually Impaired Loans

	Balance at December 31, 2019			Balance at December 31, 2018
(In millions)	UPB	Recorded Investment	Associated Allowance	UPB	Recorded Investment	Associated Allowance
Single-family:
With no allowance recorded: (1)
20- and 30-year or more, amortizing fixed-rate	$2,431	$1,927	N/A	$3,335	$2,666	N/A
15-year amortizing fixed-rate	21	20	N/A	23	22	N/A
Adjustable-rate	169	169	N/A	227	226	N/A
Alt-A, interest-only, and option ARM	847	727	N/A	1,286	1,083	N/A
Total with no allowance recorded	3,468	2,843	N/A	4,871	3,997	N/A
With an allowance recorded: (2)
20- and 30-year or more, amortizing fixed-rate	28,824	28,667	(2,416)	37,579	36,959	(3,660)
15-year amortizing fixed-rate	616	625	(13)	703	713	(19)
Adjustable-rate	131	130	(7)	164	162	(8)
Alt-A, interest-only, and option ARM	3,315	3,184	(436)	4,867	4,590	(682)
Total with an allowance recorded	32,886	32,606	(2,872)	43,313	42,424	(4,369)
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	31,255	30,594	(2,416)	40,914	39,625	(3,660)
15-year amortizing fixed-rate	637	645	(13)	726	735	(19)
Adjustable-rate	300	299	(7)	391	388	(8)
Alt-A, interest-only, and option ARM	4,162	3,911	(436)	6,153	5,673	(682)
Total single-family	36,354	35,449	(2,872)	48,184	46,421	(4,369)
Multifamily :
With no allowance recorded (1)	86	81	N/A	89	82	N/A
With an allowance recorded	—	—	—	3	3	—
Total multifamily	86	81	—	92	85	—
Total single-family and multifamily	$36,440	$35,530	($2,872)	$48,276	$46,506	($4,369)
Referenced footnotes are included after the next table.

FREDDIE MAC | 2019 Form 10-K	188

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

	Year Ended December 31,
	2019			2018			2017
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis(3)
Single-family:
With no allowance recorded: (1)
20- and 30-year or more, amortizing fixed-rate	$2,450	$262	$7	$3,236	$346	$16	$3,556	$399	$16
15-year amortizing fixed-rate	20	1	—	21	3	—	25	1	—
Adjustable rate	200	11	—	248	12	1	292	11	—
Alt-A, interest-only, and option ARM	891	66	1	1,264	88	4	1,471	110	5
Total with no allowance recorded	3,561	340	8	4,769	449	21	5,344	521	21
With an allowance recorded: (2)
20- and 30-year or more, amortizing fixed-rate	32,960	1,805	156	44,055	2,156	274	44,057	2,513	248
15-year amortizing fixed-rate	653	22	4	798	28	9	599	32	6
Adjustable rate	135	6	2	197	6	3	261	9	3
Alt-A, interest-only, and option ARM	3,917	226	20	5,953	273	30	7,366	378	33
Total with an allowance recorded	37,665	2,059	182	51,003	2,463	316	52,283	2,932	290
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	35,410	2,067	163	47,291	2,502	290	47,613	2,912	264
15-year amortizing fixed-rate	673	23	4	819	31	9	624	33	6
Adjustable rate	335	17	2	445	18	4	553	20	3
Alt-A, interest-only, and option ARM	4,808	292	21	7,217	361	34	8,837	488	38
Total single-family	41,226	2,399	190	55,772	2,912	337	57,627	3,453	311
Multifamily:
With no allowance recorded (1)	83	5	1	131	6	2	286	9	3
With an allowance recorded	—	—	—	3	—	—	45	1	1
Total multifamily	83	5	1	134	6	2	331	10	4
Total single-family and multifamily	$41,309	$2,404	$191	$55,906	$2,918	$339	$57,958	$3,463	$315

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

FREDDIE MAC | 2019 Form 10-K	189

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

■	A trial period where the expected permanent modification will change our expectation of collecting all amounts due at the original contract rate;

■	A delay in payment that is more than insignificant;

■	A reduction in the contractual interest rate;

■	Interest forbearance for a period of time that is more than insignificant or forgiveness of accrued but uncollected interest amounts;

■	Principal forbearance that is more than insignificant; and

■	Discharge of the borrower's obligation in Chapter 7 bankruptcy.
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the years ended December 31, 2019, December 31, 2018, and December 31, 2017, based on the original product category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.
Table 4.10 - TDR Activity

	Year Ended December 31,
	2019		2018		2017
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family: (1)
20- and 30-year or more, amortizing fixed-rate	25,924	$4,331	43,742	$7,084	33,745	$4,818
15-year amortizing fixed-rate	3,018	296	5,944	584	4,569	356
Adjustable-rate	529	86	902	140	892	128
Alt-A, interest-only, and option ARM	1,523	219	2,602	432	2,784	495
Total single-family	30,994	4,932	53,190	8,240	41,990	5,797
Multifamily	—	$—	1	$15	1	$—

(1)
The pre-TDR recorded investment for single-family loans initially classified as TDR during the years ended December 31, 2019, December 31, 2018, and December 31, 2017 was $4.9 billion, $8.3 billion, and $5.8 billion, respectively.

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification and includes loans that were reclassified from held-for-investment to held-for-sale after TDR modifications.
Table 4.11 - Payment Defaults of Completed TDR Modifications

	Year Ended December 31,
	2019		2018		2017
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:
20- and 30-year or more, amortizing fixed-rate	13,428	$1,702	13,548	$1,847	13,973	$2,231
15-year amortizing fixed-rate	451	36	565	44	720	57
Adjustable-rate	132	15	176	25	225	33
Alt-A, interest-only, and option ARM	871	129	1,178	199	1,254	253
Total single-family	14,882	1,882	15,467	2,115	16,172	2,574
Multifamily	—	$—	—	$—	—	$—

In addition to modifications, loans may be classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During the years ended December 31, 2019, December 31, 2018, and December 31, 2017, 5,158, 8,488, and 7,090, respectively, of such loans (with a post-TDR recorded investment of $0.6 billion, $1.0 billion, and $0.9 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.

FREDDIE MAC | 2019 Form 10-K	190

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

Single-Family Loans
Impairment of a single-family loan having undergone a TDR is generally measured as the excess of our recorded investment in the loan over the present value of the expected future cash flows, discounted at the loan's effective interest rate for fixed-rate loans, or at the loan's effective interest rate prior to the restructuring for ARM loans. Our expectation of future cash flows incorporates, among other items, an estimated probability of default which is based on a number of market factors as well as the characteristics of the loan, such as past due status. Subsequent to the restructuring date, interest income is recognized at the modified interest rate, subject to our non-accrual policy as discussed in Interest Income above, with all other changes in the present value of expected future cash flows being recognized as a component of the provision for credit losses on our consolidated statements of comprehensive income. If we determine that foreclosure on the underlying collateral is probable, we measure impairment based upon the fair value of the collateral, as reduced by estimated disposition costs and adjusted for estimated proceeds from primary mortgage insurance and similar sources.
Of the single-family loan modifications that were classified as TDRs during 2019, 2018, and 2017 respectively:

■	9%, 12%, and 37% involved interest rate reductions and, in certain cases, term extensions;

■	23%, 24%, and 14% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions;

■	The average term extension was 180, 132, and 176 months; and

■	The average interest rate reduction was 0.1%, 0.2%, and 0.6%.
Substantially all of our completed single-family loan modifications classified as a TDR during 2019 resulted in a modified loan with a fixed interest rate. However, many of these fixed-rate loans include provisions for the reduced interest rates to remain fixed for the first five years of the modification and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification.
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
The assessment as to whether a multifamily loan restructuring is considered a TDR contemplates the unique facts and circumstances of each loan. This assessment considers qualitative factors such as whether the borrower's modified interest rate is consistent with that of a non-troubled borrower having a similar credit profile at the time of modification. In certain cases, for maturing loans we may provide short-term loan extensions of up to one year with no changes to the effective borrowing rate. In other cases, we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as reducing the interest rate, extending the maturity for longer than one year, providing principal forbearance, or some combination of these terms.
Loan Reclassifications

On January 1, 2017, we elected a new accounting policy for loan reclassifications from held-for-investment to held-for-sale. Under the new policy, when we reclassify (transfer) a loan from held-for-investment to held-for-sale, we charge off the entire difference between the loan's recorded investment and its fair value if the loan has a history of credit-related issues. If the charge-off amount exceeds the existing allowance for loan losses amount, an additional provision for credit losses is recorded. Any declines in loan fair value after the date of transfer will be recognized as a valuation allowance, with an offset recorded to investment gains (losses), net. This new policy election was applied prospectively, as it was not practical to apply it retrospectively.
The new policy election did not affect our net income; however, it affected where the loan reclassifications from held-for-investment to held-for-sale were recorded on our consolidated statements of comprehensive income. Prior to the policy change, upon a loan reclassification from held-for-investment to held-for-sale, we reversed the related allowance for loan losses to the benefit (provision) for credit losses, recorded a valuation allowance for any difference between the loan's recorded investment and its fair value to investment gains (losses). Under the new policy, benefit (provision) for credit losses is the only line item affected when a transfer occurs.

FREDDIE MAC | 2019 Form 10-K	191

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

Non-Cash Investing and Financing Activities

During the years ended December 31, 2019, December 31, 2018, and December 31, 2017, we acquired $238.4 billion, $164.0 billion, and $229.2 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $47.4 billion, $25.6 billion, and $35.9 billion of loans from sellers in guarantor swap transactions during the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively, and $2.6 billion and $0.2 billion of loans from sellers in cash execution transactions during the years ended December 31, 2019 and December 31, 2018, respectively, to satisfy advances to lenders that were recorded in other assets on our consolidated balance sheets.
In addition, we acquired REO properties through foreclosure sales or by deed in lieu of foreclosure. These acquisitions represent non-cash transfers. During the years ended December 31, 2019, December 31, 2018, and December 31, 2017, we had transfers of $0.8 billion, $1.0 billion, and $1.1 billion, respectively, from loans to REO.

FREDDIE MAC | 2019 Form 10-K	192

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

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
Guarantees of Fannie Mae Securities Under the Single Security Initiative
As part of the Single Security Initiative, we have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. We extend our guarantee of these products to cover principal and interest that are payable from the underlying Fannie Mae collateral. Because both Freddie Mac and Fannie Mae are under the common control of FHFA, and due to Fannie Mae’s status as a GSE and the funding commitment available to it through its senior preferred stock purchase agreement with Treasury, we view the likelihood of being required to perform on our guarantee of Fannie Mae collateral as remote and do not charge an incremental guarantee fee to include Fannie Mae securities in our resecuritization products. Thus, we do not record a guarantee obligation with respect to Fannie Mae securities backing Freddie Mac resecuritization products. We guaranteed approximately $27.4 billion of Fannie Mae securities backing Freddie Mac resecuritization products as of December 31, 2019.
Other Mortgage-Related Guarantees
In certain circumstances, we provide a guarantee of mortgage-related assets held by third parties, in exchange for a guarantee fee, without securitizing those assets. These guarantees consist of the following:

■
Long-term standby commitments of single-family loans which obligate us to purchase the covered loans when they become seriously delinquent. Periodically, certain of our customers seek to terminate long-term standby commitments and simultaneously enter into guarantor swap transactions to obtain our securities backed by many of the same loans. During 2019 and 2018, we guaranteed $2.3 billion and $0.5 billion, respectively, of loans under new long-term standby commitments and

■
Guarantees of multifamily bonds, including guarantees that require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be sold. The vast majority of these guarantees were guarantees of multifamily housing revenue bonds that were issued by HFAs. No advances under these guarantees were outstanding at both December 31, 2019 and December 31, 2018. During 2019 and 2018, we guaranteed $0.9 billion and $0.6 billion, respectively, of multifamily bonds.

FREDDIE MAC | 2019 Form 10-K	193

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

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
Other Indemnifications
In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See Note 16 for information on ongoing litigation. These indemnification obligations will generally be accounted for and qualify as financial guarantees. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at both December 31, 2019 and December 31, 2018.
The table below shows our maximum exposure, recognized liability, and maximum remaining term of our recognized guarantees to non-consolidated VIEs and other third parties. This table does not include our unrecognized guarantees, such as guarantees to consolidated VIEs or to resecuritization trusts that do not expose us to incremental credit risk. The maximum exposure disclosed in the table is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements. See Note 6 for additional information on our credit enhancements. Our guarantees of Fannie Mae securities backing Freddie Mac resecuritization products are excluded from the table below.
Table 5.1 - Financial Guarantees

	As of December 31, 2019			As of December 31, 2018
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-family:
Securitization activity guarantees	$26,818	$361	40	$17,783	$220	40
Other mortgage-related guarantees	7,492	182	30	6,139	167	30
Total single-family	$34,310	$543		$23,922	$387
Multifamily:
Securitization activity guarantees	$252,167	$3,333	39	$221,245	$2,746	40
Other mortgage-related guarantees	9,989	416	34	9,779	428	35
Total multifamily	$262,156	$3,749		$231,024	$3,174
Other guarantees measured at fair value	$24,965	$253	30	$16,251	$242	30

(1)
The maximum exposure represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancements, such as recourse provisions, third-party insurance contracts or from collateral held or pledged. For other guarantees measured at fair value, this amount primarily represents the notional value if it relates to our market value guarantees or guarantees of third-party derivative instruments or the UPB if it relates to a guarantee of a mortgage-related asset. For certain of our other guarantees measured at fair value, our exposure may be unlimited and, as a result, the notional value is included. We generally reduce our exposure to these guarantees with unlimited exposure through separate contracts with third parties.

(2)
For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $52 million as of both December 31, 2019 and December 31, 2018, respectively, and is included within other liabilities on our consolidated balance sheets. For other guarantees measured at fair value, this amount represents the fair value of the contract.

FREDDIE MAC | 2019 Form 10-K	194

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

NOTE 6
Credit Enhancements
We obtain various forms of credit enhancements that reduce our exposure to credit losses. These credit enhancements may be associated with mortgage loans or guarantees recognized on our consolidated balance sheets or embedded in debt instruments recognized on our consolidated balance sheets.
Accounting for Credit Enhancements

Attached Credit Enhancements
Attached credit enhancements are obtained contemporaneously with, and in contemplation of, the origination of a financial instrument, and effectively travel with the financial instrument upon sale. Attached credit enhancements include primary mortgage insurance, which provides us with loan-level protection up to a specified percentage, and, in connection with our securitization activity guarantees, subordination that we obtain through the creation of unguaranteed subordinated securities issued by unconsolidated securitization trusts that absorb first losses prior to us having to perform on our guarantee of the senior securities.
Expected recoveries from attached credit enhancements are considered in determining the allowance for loan losses, resulting in a reduction in the recognized provision for credit losses by the amount of the expected recoveries. With respect to guarantees protected by subordination, we recognize a reserve for guarantee losses only when incurred losses exceed the amount of subordination. See Note 4 for additional information concerning the determination of our allowance for credit losses or reserve for guarantee losses.
Freestanding Credit Enhancements
Freestanding credit enhancements are contracts that are entered into separately and apart from any other financial instruments or entered into in conjunction with some other transaction and are legally detachable and separately exercisable. Freestanding credit enhancements include insurance/reinsurance transactions, STACR Trust notes, and lender risk-sharing transactions and are accounted for separately from the underlying mortgage loans or guarantees.
Our primary insurance/reinsurance transactions are single-family ACIS transactions. ACIS transactions are insurance policies we purchase, generally underwritten by a group of insurers and reinsurers, that provide credit protection for certain specified credit events that occur on a reference pool of mortgage loans. Under the ACIS contracts, we pay insurers and reinsurers premiums for insurance coverage. Each month, we accrue for our obligation to make such payments for all tranches covered by the ACIS contracts. When specific credit events occur, we generally receive compensation from the insurance policy up to an aggregate limit based on actual losses. We require our counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies. In addition to ACIS, our single-family insurance/reinsurance credit enhancements include AFRM, which is similar to ACIS but provides credit protection immediately upon acquisition of the loan, and IMAGIN, which provides loan level protection in lieu of traditional primary mortgage insurance. Our multifamily insurance/reinsurance credit enhancements include MCIP transactions, which are similar to ACIS transactions and provide credit protection for certain specified credit events that occur on a reference pool of multifamily mortgage assets.
STACR Trust notes transfer credit risk on a reference pool of mortgage loans to investors through the issuance of notes linked to notional credit risk positions of the reference pool by a third-party trust. The trust issues the notes and makes periodic payments of principal and interest on the notes to investors. Under this structure, we make payments to the trust to support payment of the interest due on the notes, and we receive payments from the trust that otherwise would have been made to the noteholders as a result of defined credit events on the reference pool. Each month, we accrue for our obligation to make such payments to the trust. The note balances are reduced by the amount of the payments to us. This structure has been recently enhanced so that the notes issued qualify as interests in a REMIC.
Lender risk-sharing transactions are agreements that require a lender to repurchase a loan upon default or to reimburse us for realized credit losses. These transactions are entered into as an alternative to requiring primary mortgage insurance or in exchange for a lower guarantee fee. The loss sharing amount may be fully or partially collateralized.
We recognize the payments we make to transfer credit risk under freestanding credit enhancements in credit enhancement expense in our consolidated statements of comprehensive income when they are incurred. Expected recoveries for credit losses covered under freestanding credit enhancements are recognized separately in other assets on our consolidated balance sheets when realization of our claim for recovery is deemed probable, which typically occurs at the same time we recognize a provision for credit losses on the associated loan (or guarantee).
For information about counterparty credit risk associated with mortgage insurers and other credit enhancement providers, see Note 14.

FREDDIE MAC | 2019 Form 10-K	195

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

Debt with Embedded Credit Enhancements
We also transfer credit risk after our acquisition or guarantee of mortgage assets by either issuing unsecured debt with embedded credit enhancements or recognizing debt of consolidated VIEs that includes subordination.
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
Most of our STACR debt notes are recorded as other debt on our consolidated balance sheets and accounted for at amortized cost. When the realized loss events (e.g., third-party foreclosure sale, short sale, or REO disposition) occur on the underlying loans in the reference pool, the STACR debt notes are written down and the benefits are recognized as investment gains (losses), net on our consolidated statements of comprehensive income.
The structure of multifamily SCR notes is similar to STACR debt notes, although the mortgage assets within the reference pool may be loans or multifamily housing revenue bonds to which we have credit exposure. While our SCR notes are recorded as other debt on our consolidated balance sheets, these debt obligations are measured at fair value, as we elected the fair value option for them. Fair value changes are recorded in investment gains (losses), net on our consolidated statement of comprehensive income.
Similar to our non-consolidated VIEs, we obtain credit enhancement on certain of our consolidated securitization products through the creation of unguaranteed subordinated securities. These unguaranteed subordinated securities will absorb first losses on the underlying loans prior to us performing pursuant to our guarantee obligation. The unguaranteed subordinated debt securities held by third parties are recorded as debt of consolidated trusts on our consolidated balance sheets and generally accounted for at amortized cost. When losses are realized on the loans underlying the securities, the subordinated debt is written down and the benefits are recognized as investment gains (losses), net on our consolidated statements of comprehensive income.

FREDDIE MAC | 2019 Form 10-K	196

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

Single-Family Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our single-family credit enhancements.
Table 6.1 - Single-Family Credit Enhancements

		December 31, 2019		December 31, 2018
(In millions)	Credit Enhancement Accounting Treatment	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Primary mortgage insurance	Attached	$421,870	$107,690	$378,594	$96,996
STACR: (2)
Trust notes	Freestanding	288,323	9,739	161,152	5,026
Debt notes	Debt	536,036	15,373	605,263	17,596
Insurance/reinsurance (3)	Freestanding	863,149	10,157	808,484	9,278
Subordination:
Non-consolidated VIEs (4)	Attached	25,443	4,545	16,271	2,933
Consolidated VIEs (5)	Debt	19,498	854	25,006	1,036
Lender risk-sharing	Freestanding	24,078	5,657	17,458	5,170
Other	Primarily attached	1,056	1,051	1,305	1,290
Total single-family credit enhancements			$155,066		$139,325

(1)	Underlying loans may be covered by more than one form of credit enhancement.

(2)	Total current and protected UPB represents the UPB of the assets included in the reference pool. Maximum coverage amount represents the outstanding balance held by third parties.

(3)
As of December 31, 2019 and December 31, 2018, our counterparties posted sufficient collateral on our ACIS transactions to meet the minimum collateral requirements of the ACIS program. Minimum collateral requirements are assessed on each deal based on a combination of factors, including counterparty credit risk of the reinsurer, as well as the structure and risk profile of the transaction. Other insurance/reinsurance transactions have similar collateral requirements.

(4)
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

(5)
Total current and protected UPB represents the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities. Maximum coverage amount represents the outstanding UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.

FREDDIE MAC | 2019 Form 10-K	197

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

Multifamily Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our multifamily credit enhancements.
Table 6.2 - Multifamily Credit Enhancements

		December 31, 2019		December 31, 2018
(In millions)	Credit Enhancement Accounting Treatment	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Subordination:
Non-consolidated VIEs (2)	Attached	$251,008	$40,262	$220,733	$35,661
Consolidated VIEs (3)	Debt	1,800	200	2,700	280
Insurance/reinsurance(4)	Freestanding	2,769	127	915	43
SCR debt notes (5)	Debt	2,470	123	2,667	133
Other (6)	Primarily freestanding	2,996	848	2,349	815
Total multifamily credit enhancements			$41,560		$36,932

(1)	Underlying loans may be covered by more than one form of credit enhancement.

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

(4)
As of December 31, 2019 and December 31, 2018, the counterparties to our insurance/reinsurance transactions have complied with the minimum collateral requirements. Minimum collateral requirements are assessed on each deal based on a combination of factors, including counterparty credit risk of the reinsurer, as well as the structure and risk profile of the transaction.

(5)	Total current and protected UPB represents the UPB of the assets included in the reference pool. Maximum coverage amount represents the outstanding balance of the SCR notes held by third parties.

(6)	Maximum coverage represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements.
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

FREDDIE MAC | 2019 Form 10-K	198

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

NOTE 7
Investments in Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 7.1 - Investments in Securities

(In millions)	As of December 31, 2019	As of December 31, 2018
Trading securities	$49,537	$35,548
Available-for-sale securities	26,174	33,563
Total	$75,711	$69,111

We currently classify and account for our securities as either available-for-sale or trading. As of December 31, 2019 and December 31, 2018, we did not classify any securities as held-to-maturity, although we may elect to do so in the future. Securities classified as available-for-sale and trading are reported at fair value with changes in fair value included in AOCI, net of income taxes and investment gains (losses), net, respectively. See Note 15 for more information on how we determine the fair value of securities.
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

FREDDIE MAC | 2019 Form 10-K	199

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

Table 7.2 - Trading Securities

(In millions)	As of December 31, 2019	As of December 31, 2018
Mortgage-related securities:
Agency	$22,481	$16,372
Non-agency	1	1
Total mortgage-related securities	22,482	16,373
Non-mortgage-related securities	27,055	19,175
Total fair value of trading securities	$49,537	$35,548

For trading securities held at December 31, 2019, 2018, and 2017, we recorded net unrealized losses of $8 million, $479 million, and $365 million during 2019, 2018 and 2017, respectively.
Available-for-Sale Securities

At both December 31, 2019 and December 31, 2018, all available-for-sale securities were mortgage-related securities.
The tables below present the amortized cost, gross unrealized gains and losses, and fair value by major security type for our securities classified as available-for-sale.
Table 7.3 - Available-for-Sale Securities

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Agency	$24,390	$571	$—	($74)	$24,887
Non-agency and other	1,004	283	—	—	1,287
Total available-for-sale securities	$25,394	$854	$—	($74)	$26,174

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Agency	$32,082	$358	$—	($535)	$31,905
Non-agency and other	1,378	282	—	(2)	1,658
Total available-for-sale securities	$33,460	$640	$—	($537)	$33,563

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.
The fair value of our available-for-sale securities held at December 31, 2019 scheduled to contractually mature after ten years was $21.4 billion, with an additional $4.4 billion scheduled to contractually mature after five years through ten years.

FREDDIE MAC | 2019 Form 10-K	200

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

Available-for-Sale Securities in a Gross Unrealized Loss Position

The tables below present available-for-sale securities in a gross unrealized loss position, and whether such securities have been in a gross unrealized loss position for less than 12 months, or 12 months or greater.
Table 7.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	As of December 31, 2019
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$5,778	($27)	$2,934	($47)
Non-agency and other	1	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$5,779	($27)	$2,934	($47)

	As of December 31, 2018
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$4,610	($39)	$15,389	($496)
Non-agency and other	43	(1)	6	(1)
Total available-for-sale securities in a gross unrealized loss position	$4,653	($40)	$15,395	($497)

At December 31, 2019, the gross unrealized losses relate to 179 separate securities. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for an individual security may be in a gross unrealized gain position, while other lots for that security may be in a gross unrealized loss position.
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
Other-than-temporary impairment is considered to have occurred if the fair value of the security lot is less than its amortized cost basis and we either intend to sell the security lot or more likely than not will be required to sell the security lot prior to recovery of its amortized cost basis. Under these circumstances, the security lot's entire decline in fair value is deemed to be other-than-temporary and is recorded within our consolidated statements of comprehensive income as investment gains (losses), net.
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

FREDDIE MAC | 2019 Form 10-K	201

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

Non-Agency Residential Mortgage-Backed Securities
The unrealized losses on the non-agency RMBS we hold are minimal and mainly attributable to poor underlying collateral performance, limited liquidity, and risk premiums. In evaluating securities for impairment, we use an internal model that considers the credit performance of the underlying collateral, including delinquencies and prepayments, and incorporates assumptions about the economic environment.
Other-than-Temporary Impairments
For our available-for-sale securities in an unrealized loss position at December 31, 2019, we have asserted that we have no intent to sell or believe it is not more than likely than not that we will be required to sell the security before recovery of its amortized cost basis. The ending balance of remaining credit losses on available-for-sale securities where a portion of other-than-temporary impairment was recognized in other comprehensive income was $0.6 billion, $0.8 billion, and $1.1 billion as of December 31, 2019, December 31, 2018, and December 31, 2017, respectively.
Realized Gains and Losses on Sales of Available-for-Sale Securities

Gains and losses on the sale of securities are included in investment securities gains (losses), including those gains (losses) reclassified into earnings from AOCI. We use the specific identification method for determining the cost basis of a security in computing the gain or loss.
The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 7.5 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

	Year Ended December 31,
(In millions)	2019	2018	2017
Gross realized gains	$219	$627	$1,792
Gross realized losses	(49)	(303)	(66)
Net realized gains	$170	$324	$1,726

Non-Cash Investing and Financing Activities

We account for transactions where we obtain beneficial interests as consideration for transfers of securities to non-consolidated trusts as non-cash transactions when these transactions do not involve exchanges of gross cash flows. During the years ended December 31, 2018 and December 31, 2017, we obtained beneficial interests of $0.1 billion, and $3.8 billion, respectively, related to such transactions. We did not have such activity during the year ended December 31, 2019.
In addition, during the year ended December 31, 2019, we recognized $10.9 billion of investments in securities in exchange for the issuance of debt securities of consolidated trusts through partial sales of commingled single-class securities that were previously consolidated.

FREDDIE MAC | 2019 Form 10-K	202

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

NOTE 8
Debt Securities and Subordinated Borrowings
The table below summarizes the interest expense per our consolidated statements of comprehensive income and the balances of total debt, net per our consolidated balance sheets.
Table 8.1 - Total Debt, Net

	Balance, Net		Interest Expense
	As of December 31,		For The Year Ended December 31,
(In millions)	2019	2018	2019	2018	2017
Debt securities of consolidated trusts held by third parties	$1,898,355	$1,792,677	$53,980	$51,529	$47,656
Other debt:
Short-term debt	110,877	51,080	1,910	1,193	615
Long-term debt	170,296	201,193	5,157	5,311	5,372
Total other debt	281,173	252,273	7,067	6,504	5,987
Total debt, net	$2,179,528	$2,044,950	$61,047	$58,033	$53,643

We apply fair value hedge accounting to certain debt issuances. The fair value hedge accounting related basis adjustments are included in the table above.
Debt securities that we issue are classified as either debt securities of consolidated trusts held by third parties or other debt. We issue other debt to fund our operations.
With the exception of certain debt for which we elected the fair value option or designated in a qualifying fair value hedge relationship, our debt is reported at amortized cost. Deferred items, including premiums, discounts, issuance costs, and hedge accounting-related basis adjustments, are reported as a component of total debt, net. These items are amortized and reported through interest expense using the effective interest method over the contractual life of the related indebtedness. Amortization of premiums, discounts, and issuance costs begins at the time of debt issuance. Amortization of hedge accounting-related basis adjustments begins upon the discontinuation of the related hedge relationship.
We elected the fair value option on debt that contains embedded derivatives, including certain STACR debt notes and SCR debt notes. For additional information on STACR debt notes and SCR debt notes, see Note 6. Changes in the fair value of these debt obligations are recorded in investment gains (losses), net, with any upfront costs and fees incurred or received in exchange for the issuance of the debt being recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities. For additional information on our election of the fair value option, see Note 15.
When we repurchase or call outstanding debt securities, we recognize the difference between the amount paid to redeem the debt security and the carrying value in earnings as a component of investment gains (losses), net. Contemporaneous transfers of cash between us and a creditor in connection with the issuance of a new debt security and satisfaction of an existing debt security are accounted for as either an extinguishment or a modification of an existing debt security. If the debt securities have substantially different terms, the transaction is accounted for as an extinguishment of the existing debt security. The issuance of a new debt security is recorded at fair value, fees paid to the creditor are expensed as incurred, and fees paid to third parties are deferred and amortized into interest expense over the life of the new debt security using the effective interest method. If the terms of the existing debt security and the new debt security are not substantially different, the transaction is accounted for as a modification of the existing debt. Fees paid to the creditor are deferred and amortized into interest expense over the life of the modified debt security using the effective interest method and fees paid to third parties are expensed as incurred.
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

FREDDIE MAC | 2019 Form 10-K	203

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

Beginning January 1, 2019, our debt cap under the Purchase Agreement is $300 billion. As of December 31, 2019, our aggregate indebtedness for purposes of the debt cap was $283.2 billion. Our aggregate indebtedness primarily includes the par value of other short- and long-term debt.
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
The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.
Table 8.2 - Debt Securities of Consolidated Trusts Held by Third Parties

	As of December 31, 2019				As of December 31, 2018
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2020 - 2057	$1,516,550	$1,554,095	3.63%	2019 - 2057	$1,389,113	$1,426,060	3.72%
20-year fixed-rate	2020 - 2040	70,901	72,558	3.37%	2019 - 2039	70,547	72,354	3.43%
15-year fixed-rate	2020 - 2035	225,501	229,133	2.87%	2019 - 2034	240,310	244,587	2.89%
Adjustable-rate	2020 - 2050	30,183	30,756	3.25%	2019 - 2049	38,361	39,153	3.12%
Interest-only	2026 - 2041	4,244	4,307	4.55%	2026 - 2048	5,322	5,386	4.41%
FHA/VA	2020 - 2049	633	647	4.68%	2019 - 2046	720	736	4.78%
Total Single-family		1,848,012	1,891,496			1,744,373	1,788,276
Multifamily	2021 - 2049	6,790	6,859	3.29%	2019 - 2047	4,365	4,401	4.02%
Total debt securities of consolidated trusts held by third parties		$1,854,802	$1,898,355			$1,748,738	$1,792,677

(1)
Includes $209 million and $755 million at December 31, 2019 and December 31, 2018, respectively, of debt of consolidated trusts that represents the fair value of debt securities with the fair value option elected.

(2)	The effective rate for debt securities of consolidated trusts held by third parties was 2.79% and 3.07% as of December 31, 2019 and December 31, 2018, respectively.
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
The table below summarizes the balances and effective interest rates for other short-term debt.
Table 8.3 - Other Short-Term Debt

	As of December 31, 2019			As of December 31, 2018
(Dollars in millions)	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Other short-term debt:
Discount notes and Reference Bills	$60,830	$60,629	1.67%	$28,787	$28,621	2.36%
Medium-term notes	40,407	40,405	2.31	16,440	16,440	2.10
Securities sold under agreements to repurchase	9,843	9,843	1.46	6,019	6,019	2.40
Total other short-term debt	$111,080	$110,877	1.89%	$51,246	$51,080	2.28%

FREDDIE MAC | 2019 Form 10-K	204

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

Other Long-Term Debt

The table below summarizes our other long-term debt.
Table 8.4 - Other Long-Term Debt

	As of December 31, 2019				As of December 31, 2018
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Other long-term debt:
Other senior debt:
Fixed-rate:
Medium-term notes — callable	2020 - 2037	$83,470	$83,433	2.01%	$78,810	$78,786	2.01%
Medium-term notes — non-callable	2020 - 2028	2,498	2,519	2.14%	4,761	4,811	1.83%
Reference Notes securities — non-callable	2020 - 2032	39,124	39,176	2.71%	65,362	65,385	2.39%
STACR and SCR	2031 - 2042	123	126	12.74%	133	136	12.76%
Variable-rate:
Medium-term notes — callable	2020 - 2034	10,682	10,668	2.18%	26,396	26,364	2.33%
Medium-term notes — non-callable	2020 - 2026	15,727	15,724	2.45%	5,325	5,325	1.47%
STACR	2023 - 2042	15,373	15,526	5.58%	17,596	17,868	5.99%
Zero-coupon:
Medium-term notes — non-callable	2020 - 2039	4,880	2,450	5.94%	5,009	2,428	6.29%
Other	2047 - 2049	—	6	0.63%	—	2	0.63%
Hedging-related basis adjustments		N/A	668		N/A	(215)
Total other senior debt		171,877	170,296		203,392	200,890
Other subordinated debt:
Zero-coupon		—	—	—%	332	303	10.51%
Total other subordinated debt		—	—		332	303
Total other long-term debt		$171,877	$170,296	2.61%	$203,724	$201,193	2.58%

(1)
Represents par value, net of associated discounts or premiums and issuance costs. Includes $3.7 billion and $4.4 billion at December 31, 2019 and December 31, 2018, respectively, of other long term-debt that represents the fair value of debt securities with the fair value option elected.

(2)	Based on carrying amount, excluding hedge-related basis adjustments.
A portion of our other long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.
The table below summarizes the contractual maturities of other long-term debt securities at December 31, 2019.
Table 8.5 - Contractual Maturities of Other Long-Term Debt and Debt Securities

(In millions)	Par Value
Annual Maturities
Other long-term debt (excluding STACR and SCR):
2020	$45,133
2021	30,069
2022	23,185
2023	13,413
2024	26,966
Thereafter	17,615
Debt securities of consolidated trusts held by third parties, STACR, and SCR(1)	1,870,298
Total	2,026,679
Net discounts, premiums, debt issuance costs, hedge-related, and other basis adjustments(2)	41,972
Total debt securities of consolidated trusts held by third parties, STACR, SCR and other long-term debt	$2,068,651

(1)
Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time without penalty.

(2)	Other basis adjustments primarily represent changes in fair value on debt where we have elected the fair value option.

FREDDIE MAC | 2019 Form 10-K	205

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

Non-Cash Investing and Financing Activities

During the year ended December 31, 2019, we issued $0.7 billion of other debt in exchange for cash collateral that was previously pledged by sellers. These debt issuances represent non-cash transactions.

FREDDIE MAC | 2019 Form 10-K	206

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

NOTE 9
Derivatives
Derivatives are reported at their fair value on our consolidated balance sheets. Changes in fair value and interest accruals on derivatives not in qualifying fair value hedge relationships are recorded as investment gains (losses), net, on our consolidated statements of comprehensive income. Derivatives in a net asset position, including net derivative interest receivable or payable, are reported as derivative assets, net. Similarly, derivatives in a net liability position, including net derivative interest receivable or payable, are reported as derivative liabilities, net. We offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Non-cash collateral held is not recognized on our consolidated balance sheets as we do not obtain effective control over the collateral, and non-cash collateral posted is not de-recognized from our consolidated balance sheets as we do not relinquish effective control over the collateral. Therefore, non-cash collateral held or posted is not presented as an offset against derivative assets or derivative liabilities on our consolidated balance sheets.
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
On our consolidated statements of cash flows, cash flows related to the acquisition and termination of derivatives, other than forward commitments, are generally classified in investing activities. Cash flows related to forward commitments are classified within the section of the consolidated statements of cash flows in accordance with the cash flows of the financial instruments to which they relate.
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
In addition to swaps, futures, and purchased options, our derivative positions include written options and swaptions and commitments.

FREDDIE MAC | 2019 Form 10-K	207

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

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
Hedge Accounting

Fair Value Hedges
We apply fair value hedge accounting to certain single-family mortgage loans where we hedge the changes in fair value of these loans attributable to the designated benchmark interest rate (i.e., LIBOR), using LIBOR-based interest-rate swaps. The hedge period is one day, and we re-balance our hedge relationships on a daily basis. We also apply fair value hedge accounting to certain issuances of debt where we hedge the changes in fair value of the debt attributable to the designated benchmark interest rate (i.e., LIBOR), using LIBOR-based interest-rate swaps. Beginning in September 2019, we implemented a new fair value hedge accounting strategy for single-family mortgage loans that applies certain hedge accounting elections, including the last-of-layer method, allowable under amended hedge accounting guidance we adopted during 4Q 2017. Under the last-of-layer method, we hedge the changes in fair value of a portion of a closed pool of single-family mortgage loans that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. As part of this new strategy, we have also elected to measure the change in fair value of the hedged item on the basis of the benchmark rate component of the contractual coupon cash flows determined at the hedge inception and by assuming the hedged item has a term that reflects only the designated cash flows being hedged.
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

FREDDIE MAC | 2019 Form 10-K	208

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

Cash Flow Hedges
There are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately. Amounts reclassified from AOCI are recorded in interest expense. In the years ended December 31, 2019 and December 31, 2018, we reclassified from AOCI into earnings, losses of $90 million and $133 million, respectively, related to closed cash flow hedges. See Note 11 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.
Table 9.1 - Derivative Assets and Liabilities at Fair Value

	As of December 31, 2019			As of December 31, 2018
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$230,926	$1,990	($6)	$145,386	$1,380	($181)
Pay-fixed	251,392	10	(4,162)	170,899	476	(2,287)
Basis (floating to floating)	5,924	—	—	5,404	1	—
Total interest-rate swaps	488,242	2,000	(4,168)	321,689	1,857	(2,468)
Option-based:
Call swaptions
Purchased	75,325	2,717	—	43,625	2,007	—
Written	3,375	—	(42)	4,400	—	(133)
Put swaptions
Purchased(1)	67,155	835	—	88,075	1,565	—
Written	7,275	—	(88)	1,750	—	(4)
Other option-based derivatives(2)	10,334	646	—	10,481	628	—
Total option-based	163,464	4,198	(130)	148,331	4,200	(137)
Futures	210,305	—	—	161,185	—	—
Commitments	93,960	61	(126)	36,044	90	(179)
CRT-related derivatives	12,362	15	(116)	7,514	—	(74)
Other	5,984	1	(28)	6,728	1	(64)
Total derivatives not designated as hedges	974,317	6,275	(4,568)	681,491	6,148	(2,922)
Designated as fair value hedges
Interest-rate swaps:
Receive-fixed	104,459	104	(75)	117,038	23	(935)
Pay-fixed	87,907	—	(639)	77,513	247	(571)
Total derivatives designated as fair value hedges	192,366	104	(714)	194,551	270	(1,506)
Derivative interest receivable (payable)(3)		887	(724)		889	(1,096)
Netting adjustments(4)		(6,422)	5,634		(6,972)	4,941
Total derivative portfolio, net	$1,166,683	$844	($372)	$876,042	$335	($583)

(1)
Includes swaptions on credit indices with a notional or contractual amount of $11.4 billion and $45.9 billion at December 31, 2019 and December 31, 2018, respectively, and a fair value of $3.0 million and $113.0 million at December 31, 2019 and December 31, 2018, respectively.

(2)	Primarily consists of purchased interest-rate caps and floors.

(3)	Includes other derivative receivables and payables.

(4)	Represents counterparty netting and cash collateral netting.
See Note 10 for information related to our derivative counterparties and collateral held and posted.

FREDDIE MAC | 2019 Form 10-K	209

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our consolidated statements of comprehensive income as investment gains (losses), net. In addition, for the first three quarters of 2017, the table includes the accrual of periodic cash settlements on derivatives in qualifying hedge relationships.
Table 9.2 - Gains and Losses on Derivatives

	Year Ended December 31,
(In millions)	2019	2018	2017
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$4,444	($2,457)	($1,343)
Pay-fixed	(7,543)	3,880	1,972
Basis (floating to floating)	14	(1)	(3)
Total interest-rate swaps	(3,085)	1,422	626
Option based:
Call swaptions
Purchased	1,663	(791)	(404)
Written	(296)	20	24
Put swaptions
Purchased	(1,258)	272	(673)
Written	61	(2)	50
Other option-based derivatives(1)	18	(129)	(38)
Total option-based	188	(630)	(1,041)
Other:
Futures	(946)	57	144
Commitments	(452)	606	(91)
CRT-related derivatives	(1)	(38)	(30)
Other	52	(6)	(6)
Total other	(1,347)	619	17
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	90	364	1,511
Pay-fixed interest-rate swaps	(525)	(584)	(3,101)
Other(2)	163	79	—
Total accrual of periodic cash settlements	(272)	(141)	(1,590)
Total	($4,516)	$1,270	($1,988)

(1)	Primarily consists of purchased interest-rate caps and floors.

(2)	Includes interest on variation margin on cleared interest-rate swaps.

FREDDIE MAC | 2019 Form 10-K	210

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

Fair Value Hedges

The tables below present the effects of fair value hedge accounting by consolidated statements of comprehensive income line, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 9.3 - Gains and Losses on Fair Value Hedges

	Year Ended December 31, 2019
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Other Income (Loss)
Total amounts of income and expense line items presented on our consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$68,583	($61,047)	$323

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships:
Hedged items	4,569	—	—
Derivatives designated as hedging instruments	(4,309)	—	—
Interest accruals on hedging instruments	(48)	—	—
Discontinued hedge related basis adjustment amortization	(446)	—	—
Interest contracts on debt:
Gain or (loss) on fair value hedging relationships:
Hedged Items	—	(1,038)	—
Derivatives designated as hedging instruments	—	1,231	—
Interest accruals on hedging instruments	—	(184)	—
Discontinued hedge related basis adjustment amortization	—	63	—

	Year Ended December 31, 2018
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Other Income (Loss)
Total amounts of income and expense line items presented on our consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$66,037	($58,033)	$762

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships:
Hedged items	(1,776)	—	—
Derivatives designated as hedging instruments	1,091	—	—
Interest accruals on hedging instruments	(439)	—	—
Discontinued hedge related basis adjustment amortization	133	—	—
Interest contracts on debt:
Gain or (loss) on fair value hedging relationships:
Hedged Items	—	145	—
Derivatives designated as hedging instruments	—	155	—
Interest accruals on hedging instruments	—	(313)	—
Discontinued hedge related basis adjustment amortization	—	(3)	—

FREDDIE MAC | 2019 Form 10-K	211

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

	Year Ended December 31, 2017
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Other Income (Loss)
Total amounts of income and expense line items presented on our consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$63,735	($53,643)	$4,984

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships: (1)
Hedged items	(107)	—	351
Derivatives designated as hedging instruments(2)	313	—	(215)
Interest accruals on hedging instruments	(83)	—	—
Discontinued hedge related basis adjustment amortization	(16)	—	—
Interest contracts on debt:
Gain or (loss) on fair value hedging relationships:
Hedged Items	—	93	—
Derivatives designated as hedging instruments	—	(53)	—
Interest accruals on hedging instruments	—	8	—
Discontinued hedge related basis adjustment amortization	—	—	—

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
Table 9.4 - Cumulative Basis Adjustments due to Fair Value Hedging

	December 31, 2019
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$470,889	$2,886	($943)	$3,829	$273,346	$22,747
Debt	(122,746)	(668)	—	(93)	—	—

	December 31, 2018
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$193,547	($1,237)	$—	($1,237)	$—	$—
Debt	(127,215)	216	—	(8)	—	—

FREDDIE MAC | 2019 Form 10-K	212

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

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
In the event that all of our counterparties for OTC interest-rate swaps and option-based derivatives were to have defaulted simultaneously on December 31, 2019, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $20 million. A significant majority of our net uncollateralized exposure to OTC derivative counterparties is concentrated with two counterparties, all of which were investment grade as of December 31, 2019. We regularly review the market value of securities pledged as collateral and derivative counterparty collateral posting thresholds, where applicable, in an effort to manage our exposure to losses.
Regulations adopted by certain financial institution regulators (including FHFA) that became effective March 1, 2017 require posting of variation margin without the application of any thresholds for OTC derivative transactions executed after that date. However, for OTC derivative transactions executed before March 1, 2017 the amount of collateral we pledge to counterparties related to our derivative instruments is determined after giving consideration to our credit rating. The aggregate fair value of our OTC derivative instruments containing credit-risk related contingent features, netted by counterparty, that were in a liability position on December 31, 2019 was $1.7 billion for which we posted cash and non-cash collateral of $1.7 billion in the normal course of business. A reduction in our credit ratings may trigger additional collateral requirements related to these OTC derivative instruments. If a reduction in our credit ratings had triggered additional collateral requirements related to these OTC derivative instruments on December 31, 2019, the maximum additional collateral we would have been required to post to our counterparties would be $0.1 billion. Our OTC derivative transactions will become subject to new initial margin requirements on September 1, 2020.
Cleared and Exchange-Traded Derivatives

The majority of our interest-rate swaps are subject to the central clearing requirement. Changes in the value of open exchange-traded contracts and cleared derivatives are settled daily via payments made through the clearinghouse. We net our exposure to cleared derivatives by clearinghouse and clearing member. A reduction in our credit ratings could cause the clearinghouses or clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.

FREDDIE MAC | 2019 Form 10-K	213

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total exposure on our forward purchase and sale commitments was $61 million and $90 million at December 31, 2019 and December 31, 2018, respectively.
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
Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are effectively collateralized borrowings where we sell securities with an agreement to repurchase such securities at a future date. We are required to pledge the sold securities to the counterparties to these transactions as collateral for our obligation to repurchase these securities at a later date. Similar to the securities purchased under agreements to resell transactions, these transactions involve the legal transfer of securities. However, they are accounted for as secured financings because the transferor does not relinquish effective control over the securities transferred. These agreements may allow our counterparties to repledge all or a portion of the collateral. Beginning in 2017, certain of our trades involving securities sold under agreements to repurchase utilized GSD/FICC as a clearinghouse.
Offsetting of Financial Assets and Liabilities

When we receive cash collateral, we recognize the amount received along with a corresponding obligation to return the collateral. When we post cash collateral, we derecognize the amount posted along with a corresponding asset for our right to receive the return of the collateral. We generally do not recognize or derecognize collateral received or pledged in the form of securities as the transferor in such arrangements does not relinquish effective control over the securities transferred. See Note 9 for additional information on our consolidated balance sheets presentation of collateral related to derivatives transactions. At December 31, 2019 and December 31, 2018, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.

FREDDIE MAC | 2019 Form 10-K	214

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

The tables below present offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase. Securities sold under agreements to repurchase are included in debt, net on our consolidated balance sheets.
Table 10.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	As of December 31, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented on the Consolidated Balance Sheets	Gross Amount Not Offset on the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,045	($4,465)	($2,075)	$505	($485)	$20
Cleared and exchange-traded derivatives	144	(5)	123	262	—	262
Other	77	—	—	77	—	77
Total derivatives	7,266	(4,470)	(1,952)	844	(485)	359
Securities purchased under agreements to resell(3)	66,114	—	—	66,114	(66,114)	—
Total	$73,380	($4,470)	($1,952)	$66,958	($66,599)	$359
Liabilities:
Derivatives:
OTC derivatives	($5,731)	$4,465	$1,164	($102)	$—	($102)
Cleared and exchange-traded derivatives	(5)	5	—	—	—	—
Other	(270)	—	—	(270)	—	(270)
Total derivatives	(6,006)	4,470	1,164	(372)	—	(372)
Securities sold under agreements to repurchase(3)	(9,843)	—	—	(9,843)	9,843	—
Total	($15,849)	$4,470	$1,164	($10,215)	$9,843	($372)

	As of December 31, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented on the Consolidated Balance Sheets	Gross Amount Not Offset on the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,213	($4,544)	($2,448)	$221	($173)	$48
Cleared and exchange-traded derivatives	3	—	20	23	—	23
Other	91	—	—	91	—	91
Total derivatives	7,307	(4,544)	(2,428)	335	(173)	162
Securities purchased under agreements to resell(3)	34,771	—	—	34,771	(34,771)	—
Total	$42,078	($4,544)	($2,428)	$35,106	($34,944)	$162
Liabilities:
Derivatives:
OTC derivatives	($4,963)	$4,544	$296	($123)	$—	($123)
Cleared and exchange-traded derivatives	(244)	—	101	(143)	—	(143)
Other	(317)	—	—	(317)	—	(317)
Total derivatives	(5,524)	4,544	397	(583)	—	(583)
Securities sold under agreements to repurchase(3)	(6,019)	—	—	(6,019)	6,019	—
Total	($11,543)	$4,544	$397	($6,602)	$6,019	($583)

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $3.5 billion and $2.5 billion as of December 31, 2019 and December 31, 2018, respectively.

(3)	Does not include the impacts of netting by central clearing organizations.

FREDDIE MAC | 2019 Form 10-K	215

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At December 31, 2019 and December 31, 2018, we had $52.4 billion and $20.1 billion, respectively, of securities pledged to us in these transactions. In addition, at December 31, 2019 and December 31, 2018, we had $2.4 billion and $2.5 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge.
Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. We had $2.6 billion and $3.0 billion pledged to us as collateral that was invested as part of our Liquidity and Contingency Operating Portfolio as of December 31, 2019 and December 31, 2018, respectively.
Collateral Pledged by Freddie Mac
The tables below summarize the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 10.2 - Collateral in the Form of Securities Pledged

	As of December 31, 2019
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(3)	Total
Debt securities of consolidated trusts(2)	$562	$—	$280	$842
Trading securities	2,894	9,346	49	12,289
Total securities pledged	$3,456	$9,346	$329	$13,131

	As of December 31, 2018
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(3)	Total
Cash equivalents(1)	$—	$2,595	$—	$2,595
Debt securities of consolidated trusts(2)	362	—	179	541
Available-for-sale securities	—	—	1	1
Trading securities	2,160	3,432	73	5,665
Total securities pledged	$2,522	$6,027	$253	$8,802

(1)	Represents U.S. Treasury securities accounted for as cash equivalents.

(2)
Represents Freddie Mac mortgage-related securities held by us in our Capital Markets segment mortgage investments portfolio which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

(3)	Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
The table below summarizes the underlying collateral pledged and the remaining contractual maturity of our gross obligations under securities sold under agreements to repurchase.
Table 10.3 - Underlying Collateral Pledged

	As of December 31, 2019
(In millions)	Overnight and continuous	30 days or less	After 30 days through 90 days	Greater than 90 days	Total
U.S. Treasury securities	$—	$9,081	$265	$—	$9,346

FREDDIE MAC | 2019 Form 10-K	216

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

NOTE 11
Stockholders' Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The tables below present changes in AOCI after the effects of our federal statutory tax rates of 21% for both 2019 and 2018, related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.
Table 11.1 - Changes in AOCI by Component, Net of Taxes

	Year Ended December 31, 2019
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$83	($315)	$97	($135)
Other comprehensive income before reclassifications	668	—	(17)	651
Amounts reclassified from accumulated other comprehensive income	(133)	71	(16)	(78)
Changes in AOCI by component	535	71	(33)	573
Ending balance	$618	($244)	$64	$438

	Year Ended December 31, 2018
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$662	($356)	$83	$389
Other comprehensive income before reclassifications	(476)	—	11	(465)
Amounts reclassified from accumulated other comprehensive income	(246)	114	(16)	(148)
Changes in AOCI by component	(722)	114	(5)	(613)
Cumulative effect of change in accounting principle (1)	143	(73)	19	89
Ending balance	$83	($315)	$97	($135)

	Year Ended December 31, 2017
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$915	($480)	$21	$456
Other comprehensive income before reclassifications	857	—	63	920
Amounts reclassified from accumulated other comprehensive income	(1,110)	124	(1)	(987)
Changes in AOCI by component	(253)	124	62	(67)
Ending balance	$662	($356)	$83	$389

(1)	Includes the effect of adopting the accounting guidance on reclassification of stranded tax effects of the Tax Cuts and Jobs Act in 1Q 2018.
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

FREDDIE MAC | 2019 Form 10-K	217

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item on our consolidated statements of comprehensive income.
Table 11.2 - Reclassifications from AOCI to Net Income

	Year Ended December 31,
(In millions)	2019	2018	2017
AOCI related to available-for-sale securities
Affected line items on the consolidated statements of comprehensive income:
Investment securities gains (losses)	$168	$312	$1,708
Income tax (expense) or benefit	(35)	(66)	(598)
Net of tax	133	246	1,110
AOCI related to cash flow hedge relationships
Affected line items on the consolidated statements of comprehensive income:
Interest expense	(90)	(133)	(164)
Income tax (expense) or benefit	19	19	40
Net of tax	(71)	(114)	(124)
AOCI related to defined benefit plans
Affected line items on the consolidated statements of comprehensive income:
Salaries and employee benefits	20	20	2
Income tax (expense) or benefit	(4)	(4)	(1)
Net of tax	16	16	1
Total reclassifications in the period net of tax	$78	$148	$987

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.2 billion and $0.3 billion at December 31, 2019 and December 31, 2018, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $43 million, net of taxes, of the $0.2 billion of cash flow hedge losses in AOCI at December 31, 2019 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 14 years.
Senior Preferred Stock

Pursuant to the Purchase Agreement described in Note 2, we issued one million shares of senior preferred stock to Treasury on September 8, 2008, in partial consideration of Treasury's commitment to provide funds to us.
Shares of the senior preferred stock have a par value of $1, and have a stated value and initial liquidation preference of $1 billion, or $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the Purchase Agreement and any quarterly commitment fees that are not paid in cash to Treasury nor waived by Treasury will be added to the liquidation preference of the senior preferred stock. The liquidation preference also increased by $3.0 billion on December 31, 2017 pursuant to the December 2017 Letter Agreement. Pursuant to the September 2019 Letter Agreement, the liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, beginning on September 30, 2019, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter, until the liquidation preference has increased by $17.0 billion. During 3Q 2019, our Net Worth Amount increased by $1.8 billion. As a

FREDDIE MAC | 2019 Form 10-K	218

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

result, the liquidation preference of the senior preferred stock increased to $79.3 billion on December 31, 2019 and will increase to $81.8 billion on March 31, 2020 based on the $2.4 billion increase in our Net Worth Amount during 4Q 2019. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock in limited circumstances. As discussed in Note 2, the quarterly commitment fee has been suspended.
Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers, and privileges of the Board. The dividend is presented in the period in which it is determinable for the senior preferred stock, as a reduction to net income (loss) available to common stockholders and net income (loss) per common share. The dividend is declared and paid in the following period and recorded as a reduction to equity in the period declared. Total dividends paid in cash during 2019, 2018, and 2017 at the direction of the Conservator were $3.1 billion, $4.1 billion, and $10.9 billion, respectively. See Note 2 for a discussion of our net worth sweep dividend.
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

FREDDIE MAC | 2019 Form 10-K	219

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

The table below provides a summary of our senior preferred stock outstanding at December 31, 2019.
Table 11.3 - Senior Preferred Stock

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw Adjustment Dates:
September 8, 2008	1.00	1.00	$1.00	$1,000	$1,000
December 31, 2017	—	—	—	N/A	3,000
September 30, 2019	—	—	—	N/A	1,826
December 31, 2019	—	—	—	N/A	1,848
Total non-draw adjustments	1.00	1.00	1.00		7,674
Draw Dates:
November 24, 2008	—	—	—	N/A	13,800
March 31, 2009	—	—	—	N/A	30,800
June 30, 2009	—	—	—	N/A	6,100
June 30, 2010	—	—	—	N/A	10,600
September 30, 2010	—	—	—	N/A	1,800
December 30, 2010	—	—	—	N/A	100
March 31, 2011	—	—	—	N/A	500
September 30, 2011	—	—	—	N/A	1,479
December 30, 2011	—	—	—	N/A	5,992
March 30, 2012	—	—	—	N/A	146
June 29, 2012	—	—	—	N/A	19
March 30, 2018	—	—	—	N/A	312
Total draw adjustments	—	—	—		71,648
Total senior preferred stock	1.00	1.00	$1.00		$79,322

No cash was received from Treasury under the Purchase Agreement in 2019, because we had positive net worth at December 31, 2018, March 31, 2019, June 30, 2019, and September 30, 2019 and, consequently, FHFA did not request a draw on our behalf in 2019. At December 31, 2019, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. The aggregate liquidation preference of the senior preferred stock owned by Treasury was $79.3 billion as of December 31, 2019 and $75.6 billion as of December 31, 2018.
Our quarterly senior preferred stock dividend requirement is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds the applicable Capital Reserve Amount of $20.0 billion. If, for any reason, we were not to pay our dividend requirement on the senior preferred stock in full in any future period, the applicable Capital Reserve Amount would thereafter be zero. See Note 2 for additional information.
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

FREDDIE MAC | 2019 Form 10-K	220

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

December 31, 2019, 2018, and 2017 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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
The table below provides a summary of our preferred stock outstanding at their redemption values at December 31, 2019.
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

FREDDIE MAC | 2019 Form 10-K	221

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

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
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2019 and 2018, except for issuances of treasury stock as reported on our consolidated statements of equity relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. During 2019, the deferral period lapsed on 351 RSUs. At December 31, 2019, 702 RSUs remained outstanding. In addition, there were 41,160 shares of restricted stock outstanding at both December 31, 2019 and December 31, 2018. At December 31, 2019, no stock options were outstanding.
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
For purposes of the earnings-per-share calculation, antidilutive potential common shares excluded from the computation of dilutive potential common shares were 0 at December 31, 2019, December 31, 2018, and December 31, 2017.
Dividends and Dividend Restrictions

No common dividends were declared in 2019 or 2018. During the three months ended March 31, 2019 and June 30, 2019, we paid dividends of $1.5 billion and $1.7 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. As a result of the increase in the applicable Capital Reserve Amount pursuant to the September 2019 Letter Agreement, we did not declare or pay a dividend on the senior preferred stock during the three months ended September 30, 2019 and December 31, 2019. We also did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 2019.
Our payment of dividends is subject to the following restrictions:
■ Restrictions Relating to the Conservatorship - The Conservator has prohibited us from paying any dividends on our

FREDDIE MAC | 2019 Form 10-K	222

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

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
■ Restrictions Relating to Preferred Stock - Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares outstanding, respectively, as of December 31, 2019. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock.
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

FREDDIE MAC | 2019 Form 10-K	223

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

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
The table below presents the components of our federal income tax expense for the past three years. We are exempt from state and local income taxes.
Table 12.1 - Federal Income Tax Expense

	Year Ended December 31,
(In millions)	2019	2018	2017
Current income tax expense	($1,018)	($848)	($3,436)
Deferred income tax expense	(817)	(1,391)	(7,773)
Total income tax expense	($1,835)	($2,239)	($11,209)

Income tax expense decreased from 2018 to 2019 primarily due to a decrease in pre-tax book income, and decreased from 2017 to 2018, primarily due to higher income tax expense in 2017 driven by the revaluation of the net deferred tax asset. The revaluation was required due to the enactment of the Tax Cuts and Jobs Act in 2017, which reduced the corporate income tax rate from 35% to 21% for tax years after 2017. Accounting rules required that we measure our net deferred tax asset using the reduced rate in the period in which the legislation was enacted. Therefore, income tax expense in 2017 reflected a $5.4 billion charge associated with the reduction in the net deferred tax asset.
The table below presents the reconciliation between our federal statutory income tax rate and our effective tax rate for the past three years.
Table 12.2 - Reconciliation of Federal Statutory Income Tax Rate to Effective Tax Rate

	Year Ended December 31,
	2019		2018		2017
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory corporate tax rate	($1,900)	21.0%	($2,410)	21.0%	($5,892)	35.0%
Tax-exempt interest	18	(0.2)	19	(0.2)	39	(0.2)
Tax credits	48	(0.5)	56	(0.5)	135	(0.8)
Valuation allowance	9	(0.1)	(13)	0.1	(54)	0.3
Revaluation of deferred tax asset to enacted rate	—	—	184	(1.6)	(5,405)	32.1
Other	(10)	0.1	(75)	0.7	(32)	0.2
Effective tax rate	($1,835)	20.3%	($2,239)	19.5%	($11,209)	66.6%

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

FREDDIE MAC | 2019 Form 10-K	224

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

The table below presents the balance of significant deferred tax assets and liabilities at December 31, 2019 and December 31, 2018. The valuation allowance relates to capital loss carryforwards included in Other Items, net that we expect to expire unused.
Table 12.3 - Deferred Tax Assets and Liabilities

	Year Ended December 31,
(In millions)	2019	2018
Deferred tax assets:
Deferred fees	$3,529	$4,424
Basis differences related to derivative instruments	1,398	1,767
Credit related items and allowance for loan losses	79	177
Basis differences related to assets held for investment	921	569
Other items, net	56	20
Total deferred tax assets	5,983	6,957
Deferred tax liabilities:
Unrealized gains related to available-for-sale securities	(28)	(23)
Total deferred tax liabilities	(28)	(23)
Valuation allowance	(37)	(46)
Deferred tax assets, net	$5,918	$6,888

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
Based on all positive and negative evidence available at December 31, 2019, we determined that it is more likely than not that our net deferred tax assets, except for the deferred tax asset related to our capital loss carryforwards, will be realized. A valuation allowance of $37 million has been recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits and IRS Examinations

We recognize a tax position taken or expected to be taken (and any associated interest and penalties) if it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of December 31, 2019.
We are under IRS examination for tax years 2013 through 2016 related to the carryback of 2016 capital losses to the prior three years.

FREDDIE MAC | 2019 Form 10-K	225

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

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

Multifamily
The Multifamily segment reflects results from our purchase, sale, securitization, and guarantee of multifamily loans and securities, our investments in those loans and securities, and the management of multifamily mortgage credit risk and market risk. Our primary business model is to purchase multifamily loans for aggregation and then securitization through issuance of multifamily K Certificates and SB Certificates. We also issue and guarantee other securitization products, issue other credit risk transfer products, and provide other guarantee activities.

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
During 4Q 2019, we changed how we calculate certain components of our Segment Earnings for our Single-family Guarantee and Capital Markets segments. The purpose of these changes is to more closely align Segment Earnings results relative to the business operations and to better reflect how management evaluates the Single-family Guarantee and Capital Markets segments. Prior period results have been revised to conform to the current period presentation. Changes were made to:

■
No longer reclassify the impacts related to single-family mortgage loans held-for-sale in Segment Earnings. This change resulted in reclassifications between line items for our Single-family Guarantee and Capital Markets segments but did not result in a change between the segments.

■
Reclassify the earnings mismatch related to fair value hedge accounting to investment gains (losses), net for our Capital Markets segment. This change resulted in a reclassification between line items for the Capital Markets segment but did not result in a change between segments.

The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss). Likewise, the sum of comprehensive income (loss) for each segment and the All Other category equals GAAP comprehensive income (loss). However, the accounting principles we apply to present certain financial statement line items in Segment Earnings for our

FREDDIE MAC | 2019 Form 10-K	226

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

reportable segments differ significantly from those applied in preparing the comparable line items on our consolidated financial statements prepared in accordance with GAAP in order to reflect the business activities each segment performs. The significant reclassifications are discussed below.
Credit Activity-Related Reclassifications

Certain credit activity-related income and costs are included in Segment Earnings guarantee fee income or benefit (provision) for credit losses.

■
Net guarantee fees, including upfront fee amortization and implied guarantee fee income related to single-family unsecuritized loans held in the mortgage-related investments portfolio, are reclassified in Segment Earnings from net interest income to guarantee fee income.

■	Short-term returns on cash received related to certain upfront fees on single-family loans are reclassified in Segment Earnings from net interest income to guarantee fee income.

■	The revenue and expense related to the 10 basis point increase which was legislated in the Temporary Payroll Tax Cut Continuation Act of 2011 are netted within guarantee fee income.

■
A portion of the amount reversed for accrued but uncollected interest upon placing loans on non-accrual status and related recoveries (if any) is reclassified in Segment Earnings from net interest income to benefit (provision) for credit losses.

■
We began hedging cash flows related to upfront fees (including buy-downs) in 2019. Amortization of the hedge gains (losses) is reclassified in Segment Earnings from net interest income to guarantee fee income.

■
Property tax and insurance expenses associated with held-for-sale loans accrued after the reclassification of loans from held-for-investment to held-for-sale is reclassified in Segment Earnings from other expense to benefit (provision) for credit losses.

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

■
The accrual of periodic cash settlements of derivatives recorded within investment gains (losses) is reclassified in Segment Earnings from investment gains (losses) into net interest income to fully reflect the periodic cost associated with the protection provided by these contracts. Beginning in 4Q 2017, the accrual of periodic cash settlements of derivatives in qualifying hedge relationships is recorded directly to net interest income due to the adoption of amended hedge accounting guidance. As a result, only the accrual of periodic cash settlements of derivatives while not in qualifying hedge relationships is reclassified for Segment Earnings.

■
For Segment Earnings, changes in the fair value of the hedging instrument and changes in the fair value of the hedged item attributable to the risk being hedged are reclassified to investment gains (losses), net from net interest income beginning in 4Q 2017 and from other income for periods prior to 4Q 2017.

Amortization related to certain items is not relevant to how we measure the effective yield earned on the securities held in our investments portfolio. Therefore, as described below, we reclassify the following items in Segment Earnings from net interest income to non-interest income:

■	Amortization related to derivative commitment basis adjustments associated with mortgage-related and non-mortgage-related securities.

■	Amortization related to accretion of other-than-temporary impairments on available-for-sale securities.

■	Amortization of discounts on loans purchased with deteriorated credit quality that are on accrual status.

■	Amortization related to premiums and discounts, including non-cash premiums and discounts, on single-family loans in trusts and on the associated consolidated securities.

■	Amortization related to premiums and discounts associated with securities issued by our consolidated trusts that we previously held and subsequently transferred to third parties.
Certain debt-related costs are not relevant to how we measure the effective yield earned on the securities held in our investments portfolio. Therefore, as described below, we reclassify the following items in Segment Earnings:

■	Costs associated with STACR debt note expenses are reclassified from net interest income to credit enhancement expense.

FREDDIE MAC | 2019 Form 10-K	227

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

■
Internally allocated costs associated with the securitization of multifamily held-for-investment loans into a consolidated securitization structure are reclassified from net interest income to other income.

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
The table below presents Segment Earnings by segment.
Table 13.1 - Segment Earnings

	Year Ended December 31,
(In millions)	2019	2018	2017
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$4,365	$3,908	$2,759
Multifamily	1,827	1,319	2,014
Capital Markets	1,022	4,008	6,257
All Other	—	—	(5,405)
Total Segment Earnings, net of taxes	7,214	9,235	5,625
Net income (loss)	$7,214	$9,235	$5,625
Comprehensive income (loss) of segments:
Single-family Guarantee	$4,343	$3,905	$2,799
Multifamily	1,928	1,236	1,937
Capital Markets	1,516	3,481	6,227
All Other	—	—	(5,405)
Comprehensive income (loss) of segments	7,787	8,622	5,558
Comprehensive income (loss)	$7,787	$8,622	$5,558

FREDDIE MAC | 2019 Form 10-K	228

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings for our reportable segments and All Other.
Table 13.2 - Segment Earnings and Reconciliations to GAAP Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2019
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$1,069	$2,486	$—	$3,555	$8,293	$11,848
Guarantee fee income	7,773	1,101	—	—	8,874	(7,785)	1,089
Investment gains (losses), net	964	576	(36)	—	1,504	(686)	818
Other income (loss)	391	108	(700)	—	(201)	524	323
Benefit (provision) for credit losses	418	(3)	—	—	415	331	746
Administrative expense	(1,647)	(503)	(414)	—	(2,564)	—	(2,564)
Credit enhancement expense	(1,393)	(15)	—	—	(1,408)	700	(708)
REO operations expense	(245)	—	—	—	(245)	16	(229)
Other expense	(786)	(41)	(54)	—	(881)	(1,393)	(2,274)
Income tax (expense) benefit	(1,110)	(465)	(260)	—	(1,835)	—	(1,835)
Net income (loss)	4,365	1,827	1,022	—	7,214	—	7,214
Changes in unrealized gains (losses) related to available-for-sale securities	—	105	430	—	535	—	535
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	71	—	71	—	71
Changes in defined benefit plans	(22)	(4)	(7)	—	(33)	—	(33)
Total other comprehensive income (loss), net of taxes	(22)	101	494	—	573	—	573
Comprehensive income (loss)	$4,343	$1,928	$1,516	$—	$7,787	$—	$7,787

FREDDIE MAC | 2019 Form 10-K	229

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

	Year Ended December 31, 2018
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$1,096	$3,217	$—	$4,313	$7,708	$12,021
Guarantee fee income	6,581	861	—	—	7,442	(6,576)	866
Investment gains (losses), net	307	16	1,803	—	2,126	(205)	1,921
Other income (loss)	841	129	340	—	1,310	(548)	762
Benefit (provision) for credit losses	448	24	—	—	472	264	736
Administrative expense	(1,491)	(437)	(365)	—	(2,293)	—	(2,293)
Credit enhancement expense	(1,077)	(16)	—	—	(1,093)	676	(417)
REO operations expense	(189)	1	—	—	(188)	19	(169)
Other expense	(568)	(36)	(11)	—	(615)	(1,338)	(1,953)
Income tax (expense) benefit	(944)	(319)	(976)	—	(2,239)	—	(2,239)
Net income (loss)	3,908	1,319	4,008	—	9,235	—	9,235
Changes in unrealized gains (losses) related to available-for-sale securities	—	(82)	(640)	—	(722)	—	(722)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	114	—	114	—	114
Changes in defined benefit plans	(3)	(1)	(1)	—	(5)	—	(5)
Total other comprehensive income (loss), net of taxes	(3)	(83)	(527)	—	(613)	—	(613)
Comprehensive income (loss)	$3,905	$1,236	$3,481	$—	$8,622	$—	$8,622

	Year Ended December 31, 2017
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$1,206	$3,279	$—	$4,485	$9,679	$14,164
Guarantee fee income	6,363	750	—	—	7,113	(6,364)	749
Investment gains (losses), net	116	1,516	1,772	—	3,404	(2,244)	1,160
Other income (loss)	896	75	4,913	—	5,884	(900)	4,984
Benefit (provision) for credit losses	(177)	(13)	—	—	(190)	274	84
Administrative expense	(1,381)	(395)	(330)	—	(2,106)	—	(2,106)
Credit enhancement expense	(891)	(17)	—	—	(908)	628	(280)
REO operations expense	(203)	—	—	—	(203)	14	(189)
Other expense	(516)	(48)	(81)	—	(645)	(1,087)	(1,732)
Income tax (expense) benefit	(1,448)	(1,060)	(3,296)	(5,405)	(11,209)	—	(11,209)
Net income (loss)	2,759	2,014	6,257	(5,405)	5,625	—	5,625
Changes in unrealized gains (losses) related to available-for-sale securities	—	(86)	(167)	—	(253)	—	(253)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	124	—	124	—	124
Changes in defined benefit plans	40	9	13	—	62	—	62
Total other comprehensive income (loss), net of taxes	40	(77)	(30)	—	(67)	—	(67)
Comprehensive income (loss)	$2,799	$1,937	$6,227	($5,405)	$5,558	$—	$5,558

FREDDIE MAC | 2019 Form 10-K	230

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

NOTE 14
Concentration of Credit and Other Risks
Concentrations of credit risk may arise when we do business with a number of customers or counterparties that engage in similar activities or have similar economic characteristics that make them vulnerable in similar ways to changes in industry conditions, which could affect their ability to meet their contractual obligations. Concentrations of credit risk may also arise when there are a limited number of counterparties in a certain industry. Based on our assessment of business conditions that could affect our financial results, we have determined that concentrations of credit risk exist among certain borrowers (including geographic concentrations and loans with certain higher risk characteristics), loan sellers and servicers, credit enhancement providers, and other investment counterparties. In the sections below, we discuss our concentration of credit risk for each of the groups to which we are exposed. For a discussion of our derivative counterparties, as well as related master netting and collateral agreements, see Note 10.
Single-Family Credit Guarantee Portfolio

Regional economic conditions may affect a borrower's ability to repay his or her loan and/or the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home prices, unemployment rates, and interest rates.
The table below summarizes the concentration by loan portfolio and geographic area of the approximately $2.0 trillion and $1.9 trillion UPB of our single-family credit guarantee portfolio at December 31, 2019 and December 31, 2018, respectively. See Note 4 and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.
Table 14.1 - Concentration of Credit Risk of Our Single-Family Credit Guarantee Portfolio

	December 31, 2019		December 31, 2018		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	2019	2018
Core single-family loan portfolio	85%	0.26%	82%	0.22%	18%	10%
Legacy and relief refinance single-family loan portfolio	15	1.84	18	1.93	82	90
Total	100%	0.63	100%	0.69	100%	100%
Region(1)
West	30%	0.36	30%	0.38	12%	17%
Northeast	24	0.87	24	0.96	36	39
North Central	16	0.61	16	0.63	20	19
Southeast	16	0.73	16	0.90	24	18
Southwest	14	0.54	14	0.57	8	7
Total	100%	0.63	100%	0.69	100%	100%
State(2)
Florida	6%	0.77	6%	1.01	14%	10%
Illinois	4	0.85	5	0.86	10	9
New Jersey	3	1.08	3	1.24	9	9
California	17	0.34	18	0.35	8	11
New York	5	1.21	5	1.37	7	11
All other	65	0.59	63	0.64	52	50
Total	100%	0.63%	100%	0.69%	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during the year ended December 31, 2019.
The REO balance, net at December 31, 2019 and December 31, 2018 associated with single-family properties was $0.6 billion and $0.8 billion, respectively, and the balance associated with multifamily properties was $0 million at both periods. Our single-family REO inventory consisted of 4,989 properties and 7,100 properties at December 31, 2019 and December 31, 2018, respectively. Although the average length of the foreclosure process has been trending downward in recent years for some jurisdictions, it remained elevated in others, particularly states with a judicial foreclosure process, which extends the time it

FREDDIE MAC | 2019 Form 10-K	231

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

takes for loans to be foreclosed upon and the underlying property to transition to REO.
Credit Performance of Certain Higher-Risk Single-Family Loan Categories

Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we discontinued new purchases of loans with lower documentation standards, we continued to purchase certain amounts of these loans in cases where the loan was either:

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
Table 14.2 - Certain Higher Risk Categories in Our Single-Family Credit Guarantee Portfolio

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest-only	1%	1%	2.72%	3.43%
Alt-A	1	1	3.75	4.13
Original LTV ratio greater than 90%(2)	18	18	0.96	1.04
Lower credit scores at origination (less than 620)	2	2	4.52	4.59

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchased as part of our participation in the MHA Program.
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

FREDDIE MAC | 2019 Form 10-K	232

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

The table below summarizes the concentration of multifamily loans in our multifamily mortgage portfolio classified by legal structure, based on UPB.
Table 14.3 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	As of December 31, 2019		As of December 31, 2018
(Dollars in billions)	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
Unsecuritized loans	$29.8	0.01%	$34.8	0.01%
Securitization-related products	260.3	0.09	226.9	0.01
Other mortgage-related guarantees	10.0	0.09	9.8	—
Total	$300.1	0.08%	$271.5	0.01%

(1)	Based on loans two monthly payments or more delinquent or in foreclosure.
In the multifamily mortgage portfolio, the primary concentration of credit risk is based on the legal structure of the investments we hold. Our exposure to credit risk in our securitization-related products is minimal, as the expected credit risk is generally absorbed by the subordinate tranches, which are typically sold to third-party investors. As a result, our multifamily mortgage credit risk is primarily related to loans that have not been securitized.
Sellers and Servicers

We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The tables below summarize the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume.
Table 14.4 - Seller Concentration

Single-family Sellers(1)	2019	2018
JPMorgan Chase Bank, N.A.	14%	7%
Wells Fargo Bank, N.A.	8	12
Other top 10 sellers	34	31
Top 10 single-family sellers	56%	50%

Multifamily Sellers(1)	2019	2018
CBRE Capital Markets, Inc.	15%	18%
Berkadia Commercial Mortgage LLC	15	13
Other top 10 sellers	47	48
Top 10 multifamily sellers	77%	79%

(1)	Sellers presented based on those with the highest percentage of purchase volume during 2019.
In recent years, there has been a shift in our single-family purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown rapidly in recent years, and we purchase a significant share of our loans from them. Our top five non-depository sellers provided approximately 26% and 22% of our single-family purchase volume during 2019 and 2018, respectively.
We are exposed to counterparty credit risk arising from the potential insolvency or non-performance by our sellers and servicers of their obligations to repurchase loans or (at our option) indemnify us in the event of breaches of the representations and warranties they made when they sold the loans to us or failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a loan after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide on the appeal. As of December 31, 2019 and December 31, 2018, the UPB of loans subject to our repurchase requests issued to our single-family sellers and servicers was approximately $0.3 billion and $0.4 billion, respectively (these figures include repurchase requests for which appeals were pending). During 2019 and 2018, we recovered amounts that covered losses with respect to $0.4 billion and $0.3 billion, respectively, in UPB of loans subject to our repurchase requests.
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

FREDDIE MAC | 2019 Form 10-K	233

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

relieved of certain repurchase obligations for loans that meet specific payment requirements. This includes, subject to certain exclusions, loans with 36 months (12 months for relief refinance loans) of consecutive, on-time payments after we purchase them.
In May 2014, we announced changes to our representation and warranty framework for loans acquired on and after July 1, 2014. These changes relieve sellers of additional representations and warranties for these loans and provide relief for loans we have fully reviewed in our quality control process and determined to be acceptable. As of December 31, 2019, approximately 80% in UPB of loans in our single-family credit guarantee portfolio were purchased since January 1, 2013 and are subject to our revised representation and warranty framework.
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
We are also exposed to the risk that servicers might fail to service loans in accordance with the contractual requirements, resulting in increased credit losses. For example, our servicers have an active role in our loss mitigation efforts, and we therefore have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of the loss mitigation plans. Since we do not have our own servicing operation, if our servicers lack appropriate controls, experience a failure in their controls, or experience an operating disruption in their ability to service loans, our business and financial results could be adversely affected.
Significant portions of our single-family and multifamily loans are serviced by several large servicers. The tables below summarize the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family credit guarantee portfolio and multifamily mortgage portfolio.
Table 14.5 - Servicer Concentration

Single-family Servicers(1)	December 31, 2019(2)	December 31, 2018(2)
Wells Fargo Bank, N.A.	15%	17%
JPMorgan Chase Bank, N.A.	10	8
Other top 10 servicers	32	31
Top 10 single-family servicers	57%	56%

Multifamily Servicers(1)	December 31, 2019	December 31, 2018
CBRE Capital Markets, Inc.	17%	17%
Berkadia Commercial Mortgage LLC	13	13
Walker & Dunlop, LLC	9	10
Other top 10 servicers	37	37
Top 10 multifamily servicers	76%	77%

(1)	Servicers presented based on those with the highest percentage of servicing volume as of December 31, 2019.

(2)
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

In recent years, there has been a shift in our single-family servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our loans. As of December 31, 2019 and December 31, 2018, approximately 18% and 16% of our single-family credit guarantee portfolio, respectively, excluding loans where we do not exercise control over the associated servicing, was serviced by our five largest non-depository servicers, on a combined basis. We routinely monitor the performance of our largest non-depository servicers.
In our multifamily business, we are exposed to the risk that multifamily seller/servicers could come under financial pressure, which could potentially cause degradation in the quality of the servicing they provide, including their monitoring of each property's financial performance and physical condition. This could also, in certain cases, reduce the likelihood that we could recover losses through lender repurchases, recourse agreements or other credit enhancements, where applicable. This risk primarily relates to multifamily loans that we hold on our consolidated balance sheets where we retain all of the related credit risk. We monitor the status of all our multifamily seller/servicers in accordance with our counterparty credit risk management framework.

FREDDIE MAC | 2019 Form 10-K	234

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

Credit Enhancement Providers

We have counterparty credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We also have similar exposure to insurers and reinsurers through our ACIS and other insurance transactions where we purchase insurance policies as part of our CRT activities.
We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 4 for additional information. As of December 31, 2019, mortgage insurers provided coverage with maximum loss limits of $107.7 billion, for $421.9 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under other types of insurance.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall mortgage insurance coverage. On October 23, 2016, Genworth Financial, Inc. announced that it had entered into an agreement to be acquired by China Oceanwide Holdings Group Co., Ltd. Because Genworth Mortgage Insurance Corporation, a subsidiary of Genworth Financial, Inc., is an approved mortgage insurer, Freddie Mac evaluated the planned acquisition and approved China Oceanwide Holdings Group's control of Genworth Mortgage Insurance Corporation. In January 2020, Freddie Mac reapproved the acquisition. Regulatory and other approvals of the acquisition are still pending.
Table 14.6 - Mortgage Insurer Concentration

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	December 31, 2019	December 31, 2018
Arch Mortgage Insurance Company	A-	22%	24%
Radian Guaranty Inc.	BBB+	20	20
Mortgage Guaranty Insurance Corporation	BBB+	17	19
Genworth Mortgage Insurance Corporation	BB+	15	14
Essent Guaranty, Inc.	BBB+	15	14
Total		89%	91%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of December 31, 2019. Represents the lower of S&P and Moody's credit ratings stated in terms of the S&P equivalent.

(2)	Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty.
We received proceeds of $0.2 billion as of both 2019 and 2018 from our mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.1 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of both December 31, 2019 and December 31, 2018. The balance of these receivables, net of associated reserves, was approximately $0.1 billion at both December 31, 2019 and December 31, 2018.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. In 2014, PMI began paying valid claims 67% in cash, 33% in deferred payment obligations, and made a one-time cash payment to us for claims that were previously settled for 55% in cash. In 2015, PMI began paying valid claims 70% in cash, 30% in deferred payment obligations, and made a one-time cash payment to us for claims that were previously settled for 67% in cash. In 2013, Triad began paying valid claims 75% in cash, 25% in deferred payment obligations, and made a one-time cash payment to us for claims that were previously settled for 60% in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers. As of both December 31, 2019 and December 31, 2018, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We have reserved substantially all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
RMIC is under regulatory supervision and is no longer issuing new insurance. In 2014, RMIC resumed paying valid claims at 100% of the claim amount. Previously, RMIC had been paying all valid claims 60% in cash and 40% in deferred payment obligations.
As part of our insurance/reinsurance CRT transactions, we regularly obtain insurance coverage from global insurers and reinsurers. These transactions incorporate several features designed to increase the likelihood that we will recover on the claims we file with the insurers and reinsurers, including the following:

■	In each transaction, we require the individual insurers and reinsurers to post collateral to cover portions of their exposure, which helps to promote certainty and timeliness of claim payment and

FREDDIE MAC | 2019 Form 10-K	235

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

■
While private mortgage insurance companies are required to be monoline (i.e., to participate solely in the mortgage insurance business, although the holding company may be a diversified insurer), our insurers and reinsurers generally participate in multiple types of insurance businesses, which helps diversify their risk exposure.

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
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of December 31, 2019 and December 31, 2018, including amounts related to our consolidated VIEs, the balance of our other investments portfolio was $103.6 billion and $63.1 billion, respectively. The balance consists primarily of cash, securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities. As of December 31, 2019, all of our securities purchased under agreements to resell were fully collateralized. As of December 31, 2019 and December 31, 2018, $2.4 billion, and $2.5 billion of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty credit risk of these institutions.

FREDDIE MAC | 2019 Form 10-K	236

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

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

FREDDIE MAC | 2019 Form 10-K	237

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

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

FREDDIE MAC | 2019 Form 10-K	238

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Securities
U.S. Treasury Securities		Quoted prices in active markets	Level 1
Agency mortgage-related securities	Fixed-rate single-class	Median of external sources	Level 2
	Adjustable-rate single-class and majority of multi-class securities	Median of external sources	Predominantly Level 2
	Certain multi-class securities	Single external source	Levels 2 and 3
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
Level 2 or 3
	Whole loan market	Median of external sources, referencing market activity for deeply delinquent and modified loans, where available	Level 3

FREDDIE MAC | 2019 Form 10-K	239

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
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
Level 3
Multifamily loans	Held-for-sale	Discounted cash flows based on observable K Certificate and SB Certificate market spreads	Level 2
	Held-for-investment	Market prices from a third-party pricing service using discounted cash flows incorporating credit spreads for similar loans based on the loan's LTV and DSCR	Predominantly Level 3

Non-derivative Purchase Commitments
Multifamily loan purchase commitments		See Multifamily loans	Level 2 or 3

Other Assets
Guarantee asset	Single-family	Median of external sources with adjustments for specific loan characteristics	Level 3
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

Other Liabilities
Guarantee obligation	Single-family	Delivery and guarantee fees that we charge under our current market pricing	Level 2
		Internal credit models. Significant inputs include loan characteristics, loan performance, and status information.	Level 3
	Multifamily	Discounted cash flows. Significant inputs are similar to those used in the valuation technique for the Multifamily guarantee asset.	Level 3

FREDDIE MAC | 2019 Form 10-K	240

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.
Table 15.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$22,927	$1,960	$—	$24,887
Non-agency and other	—	20	1,267	—	1,287
Total available-for-sale securities, at fair value	—	22,947	3,227	—	26,174
Trading, at fair value:
Mortgage-related securities:
Agency	—	19,772	2,709	—	22,481
Non-agency	—	—	1	—	1
Total mortgage-related securities	—	19,772	2,710	—	22,482
Non-mortgage-related securities	25,108	1,947	—	—	27,055
Total trading securities, at fair value	25,108	21,719	2,710	—	49,537
Total investments in securities	25,108	44,666	5,937	—	75,711
Mortgage loans:
Held-for-sale, at fair value	—	15,035	—	—	15,035
Derivative assets, net:
Interest-rate swaps	—	2,104	—	—	2,104
Option-based derivatives	—	4,198	—	—	4,198
Other	—	61	16	—	77
Subtotal, before netting adjustments	—	6,363	16	—	6,379
Netting adjustments(1)	—	—	—	(5,535)	(5,535)
Total derivative assets, net	—	6,363	16	(5,535)	844
Other assets:
Guarantee asset, at fair value	—	—	4,426	—	4,426
Non-derivative held-for-sale purchase commitments, at fair value	—	81	—	—	81
All other, at fair value	—	—	120	—	120
Total other assets	—	81	4,546	—	4,627
Total assets carried at fair value on a recurring basis	$25,108	$66,145	$10,499	($5,535)	$96,217
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$6	$203	$—	$209
Other debt, at fair value	—	3,600	129	—	3,729
Derivative liabilities, net:
Interest-rate swaps	—	4,882	—	—	4,882
Option-based derivatives	—	130	—	—	130
Other	—	233	37	—	270
Subtotal, before netting adjustments	—	5,245	37	—	5,282
Netting adjustments(1)	—	—	—	(4,910)	(4,910)
Total derivative liabilities, net	—	5,245	37	(4,910)	372
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	7	—	—	7
All other, at fair value	—	—	1	—	1
Total other liabilities	—	7	1	—	8
Total liabilities carried at fair value on a recurring basis	$—	$8,858	$370	($4,910)	$4,318
Referenced footnote is included after the next table.

FREDDIE MAC | 2019 Form 10-K	241

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

	December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$27,770	$4,135	$—	$31,905
Non-agency and other	—	18	1,640	—	1,658
Total available-for-sale securities, at fair value	—	27,788	5,775	—	33,563
Trading, at fair value:
Mortgage-related securities:
Agency	—	13,079	3,293	—	16,372
Non-agency	—	—	1	—	1
Total mortgage-related securities	—	13,079	3,294	—	16,373
Non-mortgage-related securities	15,885	3,290	—	—	19,175
Total trading securities, at fair value	15,885	16,369	3,294	—	35,548
Total investments in securities	15,885	44,157	9,069	—	69,111
Mortgage loans:
Held-for-sale, at fair value	—	23,106	—	—	23,106
Derivative assets, net:
Interest-rate swaps	—	2,127	—	—	2,127
Option-based derivatives	—	4,200	—	—	4,200
Other	—	90	1	—	91
Subtotal, before netting adjustments	—	6,417	1	—	6,418
Netting adjustments(1)	—	—	—	(6,083)	(6,083)
Total derivative assets, net	—	6,417	1	(6,083)	335
Other assets:
Guarantee asset, at fair value	—	—	3,633	—	3,633
Non-derivative held-for-sale purchase commitments, at fair value	—	159	—	—	159
All other, at fair value	—	—	137	—	137
Total other assets	—	159	3,770	—	3,929
Total assets carried at fair value on a recurring basis	$15,885	$73,839	$12,840	($6,083)	$96,481
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$27	$728	$—	$755
Other debt, at fair value	—	4,223	134	—	4,357
Derivative liabilities, net:
Interest-rate swaps	—	3,974	—	—	3,974
Option-based derivatives	—	137	—	—	137
Other	—	225	92	—	317
Subtotal, before netting adjustments	—	4,336	92	—	4,428
Netting adjustments(1)	—	—	—	(3,845)	(3,845)
Total derivative liabilities, net	—	4,336	92	(3,845)	583
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	17	—	—	17
Total liabilities carried at fair value on a recurring basis	$—	$8,603	$954	($3,845)	$5,712

(1)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

FREDDIE MAC | 2019 Form 10-K	242

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

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
Table 15.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Year Ended December 31, 2019
	Balance, January 1, 2019	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, December 31, 2019	Change in Unrealized Gains(Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2019 (3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$4,135	$23	$108	$131	$—	$—	($1,883)	($367)	$2	($58)	$1,960	$2
Non-agency and other	1,640	82	(1)	81	—	—	(238)	(216)	—	—	1,267	14
Total available-for-sale mortgage-related securities	5,775	105	107	212	—	—	(2,121)	(583)	2	(58)	3,227	16
Trading, at fair value:
Mortgage-related securities:
Agency	3,293	(280)	—	(280)	596	—	(616)	(104)	—	(180)	2,709	(248)
Non-agency	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	3,294	(280)	—	(280)	596	—	(616)	(104)	—	(180)	2,710	(248)
Other assets:
Guarantee asset	3,633	33	—	33	—	1,427	—	(667)	—	—	4,426	33
All other, at fair value	137	(38)	—	(38)	85	36	(85)	(15)	—	—	120	(70)
Total other assets	$3,770	($5)	$—	($5)	$85	$1,463	($85)	($682)	$—	$—	$4,546	($37)

	Balance, January 1, 2019	Realized and unrealized (gains) losses			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, December 31, 2019	Change in Unrealized Gains(Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2019 (3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$728	$5	$—	$5	$—	$—	$—	($530)	$—	$—	$203	$5
Other debt, at fair value	134	—	—	—	—	4	—	(9)	—	—	129	—
Net derivatives(2)	91	(51)	—	(51)	—	—	—	(19)	—	—	21	(68)
Other liabilities:
All other, at fair value	—	(3)	—	(3)	6	—	(2)	—	—	—	1	(5)
Referenced footnotes are included after the prior period tables.

FREDDIE MAC | 2019 Form 10-K	243

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

	Year Ended December 31, 2018
	Balance, January 1, 2018	Realized and unrealized gains (losses)			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, December 31, 2018	Change in Unrealized Gains(Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2018 (3)
(In millions)		Included in earnings	Included in other comprehensive income	Total

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$6,797	($31)	($214)	($245)	$56	$—	($1,546)	($926)	$—	($1)	$4,135	($7)
Non-agency and other	4,291	948	(644)	304	—	—	(2,481)	(474)	—	—	1,640	23
Total available-for-sale mortgage-related securities	11,088	917	(858)	59	56	—	(4,027)	(1,400)	—	(1)	5,775	16
Trading, at fair value:
Mortgage-related securities:
Agency	2,916	(517)	—	(517)	1,484	—	(1,058)	(79)	579	(32)	3,293	(449)
Non-agency	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	2,917	(517)	—	(517)	1,484	—	(1,058)	(79)	579	(32)	3,294	(449)
Other assets:
Guarantee asset	3,171	(80)	—	(80)	—	1,118	—	(576)	—	—	3,633	(80)
All other, at fair value	45	28	—	28	102	31	(57)	(12)	—	—	137	25
Total other assets	$3,216	($52)	$—	($52)	$102	$1,149	($57)	($588)	$—	$—	$3,770	($55)

	Balance, January 1, 2018	Realized and unrealized (gains) losses			Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, December 31, 2018	Change in Unrealized Gains(Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2018 (3)
		Included in earnings	Included in other comprehensive income	Total

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$630	($2)	$—	($2)	$—	$100	$—	$—	$—	$—	$728	($2)
Other debt, at fair value	137	—	—	—	—	2	—	(5)	—	—	134	—
Net derivatives(2)	57	37	—	37	—	15	—	(18)	—	—	91	20

(1)
Transfers out of Level 3 during 2019 and 2018 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Agency securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 2019 and 2018 consisted primarily of certain mortgage-related securities due to a decrease in market activity and the availability of relevant price quotes from dealers and third-party pricing services.

(2)
Amounts are the net of derivative assets and liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable.

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at December 31, 2019 and December 31, 2018, respectively. This amount includes other-than temporary impairments recorded on available-for-sale securities and amortization of basis adjustment.

FREDDIE MAC | 2019 Form 10-K	244

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

The tables below provide valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis.
Table 15.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	December 31, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$1,960	Discounted cash flows	OAS	30 - 261 bps	80 bps
Non-agency and other	886	Median of external sources	External pricing sources	$71.9 - $78.2	$75.0
	381	Other
Trading, at fair value
Mortgage-related securities
Agency	1,948	Single external source	External pricing sources	$0.0 - $100.7	$36.6
	761	Discounted cash flows	OAS	(1,201) - 8,095 bps	611 bps
Guarantee asset, at fair value	4,141	Discounted cash flows	OAS	17 - 186 bps	40 bps
	285	Other
Insignificant Level 3 assets(1)	137
Total level 3 assets	$10,499
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	Single External Source	External Pricing Sources	$99.4 - $103.6	$101.4
Insignificant Level 3 liabilities(1)	167
Referenced footnotes are included after the next table.

FREDDIE MAC | 2019 Form 10-K	245

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

	December 31, 2018
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$2,876	Discounted cash flows	OAS	30 - 325 bps	81 bps
	1,259	Single external source	External pricing sources	$96.1 - $104.1	$102.3
Non-agency and other	1,403	Median of external sources	External pricing sources	$64.3 - $71.1	$67.3
	237	Single external source	External pricing sources	$93.1 - $110.7	$100.7
Trading, at fair value
Mortgage-related securities
Agency	1,594	Single external source	External pricing sources	$0.0 - $99.2	$56.6
	1,178	Discounted cash flows	OAS	(21,945) - 6,639 bps	90 bps
	521	Other
Guarantee asset, at fair value	3,391	Discounted cash flows	OAS	17 - 198 bps	49 bps
	242	Other
Insignificant Level 3 assets(1)	139
Total level 3 assets	$12,840
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$728	Single External Source	External Pricing Sources	$97.4 - $101.1	$99.6
Insignificant Level 3 liabilities(1)	226

(1)	Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

FREDDIE MAC | 2019 Form 10-K	246

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

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
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis.
Table 15.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	December 31, 2019				December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$22	$4,059	$4,081	$—	$24	$7,519	$7,543

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
Table 15.5 - Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	December 31, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$4,059
		Internal model	Historical sales proceeds	$3,000 - $765,000	$186,234
		Internal model	Housing sales index	46 - 420 bps	112 bps
		Median of external sources	External pricing sources	$66.5 - $105.4	$95.0

	December 31, 2018
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$7,519
		Internal model	Historical sales proceeds	$3,000 - $750,500	$177,725
		Internal model	Housing sales index	44 - 480 bps	108 bps
		Median of external sources	External pricing sources	$36.2 - $94.6	$82.5

FREDDIE MAC | 2019 Form 10-K	247

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

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
Table 15.6 - Fair Value of Financial Instruments

		December 31, 2019
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$5,189	$5,189	$—	$—	$—	$5,189
Securities purchased under agreements to resell	Amortized cost	66,114	—	66,114	—	—	66,114
Investments in securities:
Available-for-sale, at fair value	FV - OCI	26,174	—	22,947	3,227	—	26,174
Trading, at fair value	FV - NI	49,537	25,108	21,719	2,710	—	49,537
Total investments in securities		75,711	25,108	44,666	5,937	—	75,711
Mortgage loans:
Loans held by consolidated trusts		1,940,523	—	1,732,434	244,500	—	1,976,934
Loans held by Freddie Mac		79,677	—	38,100	45,588	—	83,688
Total mortgage loans	Various(3)	2,020,200	—	1,770,534	290,088	—	2,060,622
Derivative assets, net	FV - NI	844	—	6,363	16	(5,535)	844
Guarantee asset	FV - NI	4,426	—	—	4,433	—	4,433
Non-derivative purchase commitments, at fair value	FV - NI	81	—	90	72	—	162
Secured lending and other	Amortized cost	4,186	—	1,874	2,131	—	4,005
Total financial assets		$2,176,751	$30,297	$1,889,641	$302,677	($5,535)	$2,217,080
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties		$1,898,355	$—	$1,931,473	$1,277	$—	$1,932,750
Other debt		281,173	—	282,431	3,619	—	286,050
Total debt, net	Various(4)	2,179,528	—	2,213,904	4,896	—	2,218,800
Derivative liabilities, net	FV - NI	372	—	5,245	37	(4,910)	372
Guarantee obligation	Amortized cost	4,292	—	—	4,527	—	4,527
Non-derivative purchase commitments, at fair value	FV - NI	7	—	7	67	—	74
Total financial liabilities		$2,184,199	$—	$2,219,156	$9,527	($4,910)	$2,223,773

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

(3)	As of December 31, 2019, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value and FV - NI were $2.0 trillion, $20.3 billion and $15.0 billion, respectively.

(4)	As of December 31, 2019, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.2 trillion and $3.9 billion, respectively.

FREDDIE MAC | 2019 Form 10-K	248

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

		December 31, 2018
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$7,273	$7,273	$—	$—	$—	$7,273
Securities purchased under agreements to resell	Amortized cost	34,771	—	34,771	—	—	34,771
Investments in securities:
Available-for-sale, at fair value	FV - OCI	33,563	—	27,788	5,775	—	33,563
Trading, at fair value	FV - NI	35,548	15,885	16,369	3,294	—	35,548
Total investments in securities		69,111	15,885	44,157	9,069	—	69,111
Mortgage loans:
Loans held by consolidated trusts		1,842,850	—	1,605,874	209,542	—	1,815,416
Loans held by Freddie Mac		84,128	—	33,946	52,212	—	86,158
Total mortgage loans	Various(3)	1,926,978	—	1,639,820	261,754	—	1,901,574
Derivative assets, net	FV - NI	335	—	6,417	1	(6,083)	335
Guarantee asset	FV - NI	3,633	—	—	3,642	—	3,642
Non-derivative purchase commitments, at fair value	FV - NI	159	—	159	2	—	161
Secured lending and other	Amortized cost	1,805	—	195	873	—	1,068
Total financial assets		$2,044,065	$23,158	$1,725,519	$275,341	($6,083)	$2,017,935
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties		$1,792,677	$—	$1,759,911	$2,698	$—	$1,762,609
Other debt		252,273	—	251,543	3,629	—	255,172
Total debt, net	Various(4)	2,044,950	—	2,011,454	6,327	—	2,017,781
Derivative liabilities, net	FV - NI	583	—	4,336	92	(3,845)	583
Guarantee obligation	Amortized cost	3,561	—	—	4,146	—	4,146
Non-derivative purchase commitments, at fair value	FV - NI	17	—	17	11	—	28
Total financial liabilities		$2,049,111	$—	$2,015,807	$10,576	($3,845)	$2,022,538

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

(3)	As of December 31, 2018, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value and FV - NI were $1.9 trillion, $18.5 billion and $23.1 billion, respectively.

(4)	As of December 31, 2018, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.0 trillion and $5.1 billion, respectively.
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and long-term debt.
Multifamily Held-for-Sale Loans and Held-for-Sale Commitments

We elected the fair value option for certain multifamily loan purchase commitments and the related loans that were acquired for securitization. We use derivatives to economically hedge the interest rate-related fair value changes of the multifamily commitments and loans for which we have elected the fair value option. These loans are classified as held-for-sale loans on our consolidated balance sheets to reflect our intent to sell in the future and are measured at fair value on a recurring basis, with subsequent gains or losses related to changes in fair value (net of accrued interest income) reported in investment gains (losses) on our consolidated statements of comprehensive income. We elected to report separately the portion of the changes in fair value of the loans related to accrued interest from the remaining changes in fair value. Related interest income continues to be reported, based on the stated terms of the loans, as interest income on our consolidated statements of comprehensive income.

FREDDIE MAC | 2019 Form 10-K	249

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

Debt Securities of Consolidated Trusts Held by Third Parties and Other Debt

We elected the fair value option on debt that contains embedded derivatives, primarily certain STACR debt notes. Fair value changes are recorded in investment gains (losses) on our consolidated statements of comprehensive income. For debt where we have elected the fair value option, upfront costs and fees are recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities.
The table below presents the fair value and UPB related to certain loans and long-term debt for which we have elected the fair value option. This table does not include interest-only securities related to debt securities of consolidated trusts and other debt held by third parties with a fair value of $146 million and $26 million and multifamily held-for-sale loan purchase commitments with a fair value of $74 million and $142 million, as of December 31, 2019 and December 31, 2018, respectively.
Table 15.7 - Difference between Fair Value and Unpaid Principal Balance for Certain Financial Instruments with Fair Value Option Elected

	December 31, 2019			December 31, 2018
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties
Fair value	$15,035	$3,589	$203	$23,106	$4,357	$728
Unpaid principal balance	14,444	3,329	200	22,693	3,998	730
Difference	$591	$260	$3	$413	$359	($2)

Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in non-interest income (loss) on our consolidated statements of comprehensive income, related to items for which we have elected the fair value option.
Table 15.8 - Changes in Fair Value under the Fair Value Option Election

	December 31, 2019	December 31, 2018	December 31, 2017
(In millions)	Gains (Losses)
Multifamily held-for-sale loans	$853	($745)	$2
Multifamily held-for-sale loan purchase commitments	1,913	777	1,098
Other debt - long term	136	138	(212)
Debt securities of consolidated trusts held by third parties	(4)	5	22

Changes in fair value attributable to instrument-specific credit risk were not material for the years ended December 31, 2019, 2018 or 2017 for any assets or liabilities for which we elected the fair value option.

FREDDIE MAC | 2019 Form 10-K	250

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

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

FREDDIE MAC | 2019 Form 10-K	251

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

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

FREDDIE MAC | 2019 Form 10-K	252

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

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
Angel vs. The Federal Home Loan Mortgage Corporation et al. This case was filed pro se on May 21, 2018 against Freddie Mac, Fannie Mae, certain current and former directors of Freddie Mac and Fannie Mae, and FHFA as a nominal defendant. The original complaint alleges, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, and that defendants aided and abetted the government's "avoidance" of plaintiff's dividend rights. On March 6, 2019, the U.S. District Court for the District of Columbia granted the defendants' motion to dismiss the case. On March 18, 2019, Mr. Angel filed a motion seeking to alter or amend the judgment and for leave to file an amended complaint. On May 24, 2019, the District Court denied Mr. Angel's motion, and on June 19, 2019, Mr. Angel filed a notice of appeal to the U.S. Court of Appeals for the District of Columbia Circuit.
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
Fairholme Funds, Inc., et al. vs. the United States of America, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. This case was originally filed on July 9, 2013 against the United States of America. On March 8, 2018, plaintiffs filed an amended complaint under seal. A redacted public version was filed on May 11, 2018 and adds Freddie Mac and Fannie Mae as nominal defendants. The amended complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking or exaction of private property for public use without just compensation, and that by enacting the net worth sweep, the government breached the fiduciary duty it owed to Freddie Mac and Fannie Mae, and implied-in-fact contracts between the United States on the one hand and Freddie Mac and Fannie Mae on the other. The plaintiffs ask that plaintiffs, Freddie Mac, and Fannie Mae be awarded (1) just compensation for the government's alleged taking or exaction of their property, (2) damages for the government's breach of fiduciary duties, and (3) damages for the government's breach of the alleged implied-in-fact contracts. In addition, plaintiffs seek pre- and post-judgment interest, attorneys' fees, costs, and other expenses. Defendants filed a motion to dismiss on August 1, 2018 and an amended motion to dismiss on October 1, 2018. On December 6, 2019, the Court dismissed the claims plaintiffs labeled as direct claims and denied defendants' motion to dismiss with respect to the claims plaintiffs labeled as derivative. Accordingly, derivative takings, exaction, breach of fiduciary duty, and breach of implied-in-fact contract claims remain.
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

FREDDIE MAC | 2019 Form 10-K	253

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

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

FREDDIE MAC | 2019 Form 10-K	254

Financial Statements	Notes to the Consolidated Financial Statements | Note 17

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
Prior to our entry into conservatorship, those standards determined the amounts of core capital that we were to maintain to meet regulatory capital requirements. Core capital consisted of the par value of outstanding common stock (common stock issued less common stock held in treasury), the par or stated value of outstanding non-cumulative, perpetual preferred stock, additional paid-in capital, and retained earnings (accumulated deficit), as determined in accordance with GAAP.
Minimum Capital
The minimum capital standard required us to hold an amount of core capital that was generally equal to the sum of 2.50% of aggregate on-balance sheet assets and approximately 0.45% of the sum of our guaranteed securities held by third parties and other aggregate off-balance sheet obligations.
Pursuant to regulatory guidance from FHFA, our minimum capital requirement was not affected by adoption of amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs effective January 1, 2010. Specifically, upon adoption of these amendments, FHFA directed us, for purposes of minimum capital, to continue reporting guaranteed securities held by third parties using a 0.45% capital requirement. FHFA reserves the authority under the GSE Act to raise the minimum capital requirement for any of our assets or activities.
Critical Capital
The critical capital standard required us to hold an amount of core capital that was generally equal to the sum of 1.25% of aggregate on-balance sheet assets and approximately 0.25% of the sum of our guaranteed securities held by third parties and other aggregate off-balance sheet obligations.
Performance Against Regulatory Capital Standards

The table below summarizes our minimum capital requirements and deficits and net worth.
Table 17.1 - Net Worth and Minimum Capital

(In millions)	December 31, 2019	December 31, 2018
GAAP net worth (deficit)	$9,122	$4,477
Core capital (deficit)(1)(2)	(63,964)	(68,036)
Less: Minimum capital requirement(1)	19,123	17,553
Minimum capital surplus (deficit)(1)	($83,087)	($85,589)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

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

FREDDIE MAC | 2019 Form 10-K	255

Financial Statements	Notes to the Consolidated Financial Statements | Note 17

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
At December 31, 2019, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. As of December 31, 2019, our aggregate funding received from Treasury under the Purchase Agreement was $71.6 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received, the additional $3.0 billion increase in the liquidation preference pursuant to the December 2017 Letter Agreement, nor the increases in liquidation preference pursuant to the September 2019 Letter Agreement that are not draw-related.

FREDDIE MAC | 2019 Form 10-K	256

Financial Statements	Notes to the Consolidated Financial Statements | Note 18

NOTE 18
Selected Financial Statement Line Items
The table below presents the significant components of other income (loss) on our consolidated statements of comprehensive income (loss).
Table 18.1 - Significant Components of Other Income (Loss)

	Year Ended December 31,
(In millions)	2019	2018	2017
Other income (loss):
Non-agency mortgage-related securities settlement and judgment	$26	$338	$4,532
All other	297	424	452
Total other income (loss)	$323	$762	$4,984

The table below presents the significant components of investment gains (losses), net on our consolidated statements of comprehensive income (loss).
Table 18.2 - Significant Components of Investment Gains (Losses), Net

	Year Ended December 31,
(In millions)	2019	2018	2017
Investment gains (losses), net:
Mortgage loans gains (losses)	$4,744	$746	$2,062
Investment securities gains (losses)	389	(815)	935
Debt gains (losses)	201	720	151
Derivative gains (losses)	(4,516)	1,270	(1,988)
Investment gains (losses), net	$818	$1,921	$1,160

The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.
Table 18.3 - Significant Components of Other Assets and Other Liabilities

	As of December 31,
(In millions)	2019	2018
Other assets:
Real estate owned, net	$555	$769
Accounts and other receivables(1)	10,780	2,447
Guarantee asset	4,426	3,633
Secured lending and other	5,158	1,805
All other	1,880	2,322
Total other assets	$22,799	$10,976
Other liabilities:
Guarantee obligation	$4,292	$3,561
All other	3,750	2,837
Total other liabilities	$8,042	$6,398

(1)	Primarily consists of servicer receivables and other non-interest receivables.
END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

FREDDIE MAC | 2019 Form 10-K	257

Quarterly Selected Financial Data

Quarterly Selected Financial Data (Unaudited)
Table 75 - Quarterly Selected Financial Data

	2019
(In millions, except share-related amounts)	1Q	2Q	3Q	4Q	Full-Year
Net interest income	$3,153	$2,927	$2,410	$3,358	$11,848
Non-interest income (loss):
Guarantee fee income	290	280	280	239	1,089
Investment gains (losses), net	(513)	(138)	568	901	818
Other income (loss)	(17)	143	122	75	323
Non-interest income (loss)	(240)	285	970	1,215	2,230
Net revenues	2,913	3,212	3,380	4,573	14,078
Benefit (provision) for credit losses	135	160	179	272	746
Non-interest expense:
Administrative expense	(578)	(619)	(620)	(747)	(2,564)
Credit enhancement expense	(158)	(139)	(197)	(214)	(708)
REO operations expense	(33)	(81)	(58)	(57)	(229)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(390)	(399)	(408)	(420)	(1,617)
Other expense	(124)	(236)	(140)	(157)	(657)
Non-interest expense	(1,283)	(1,474)	(1,423)	(1,595)	(5,775)
Income tax (expense) benefit	(358)	(392)	(427)	(658)	(1,835)
Net income (loss)	1,407	1,506	1,709	2,592	7,214
Total other comprehensive income (loss), net of taxes and reclassification adjustments	258	320	139	(144)	573
Comprehensive income (loss)	$1,665	$1,826	$1,848	$2,448	$7,787
Net income (loss) attributable to common stockholders	($258)	($320)	($139)	$144	($573)
Net income (loss) per common share – basic and diluted(1)	($0.08)	($0.10)	($0.04)	$0.04	($0.18)

	2018
(In millions, except share-related amounts)	1Q	2Q	3Q	4Q	Full-Year
Net interest income	$3,018	$3,003	$3,257	$2,743	$12,021
Non-interest income (loss):
Guarantee fee income	244	199	210	213	866
Investment gains (losses), net	1,476	562	510	(627)	1,921
Other income (loss)	99	460	84	119	762
Non-interest income (loss)	1,819	1,221	804	(295)	3,549
Net revenues	4,837	4,224	4,061	2,448	15,570
Benefit (provision) for credit losses	(63)	60	380	359	736
Non-interest expense:
Administrative expense	(520)	(558)	(569)	(646)	(2,293)
Credit enhancement expense	(60)	(86)	(89)	(182)	(417)
REO operations expense	(34)	(15)	(38)	(82)	(169)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(359)	(366)	(375)	(384)	(1,484)
Other expense	(127)	(114)	(108)	(120)	(469)
Non-interest expense	(1,100)	(1,139)	(1,179)	(1,414)	(4,832)
Income tax (expense) benefit	(748)	(642)	(556)	(293)	(2,239)
Net income (loss)	2,926	2,503	2,706	1,100	9,235
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(776)	(68)	(147)	378	(613)
Comprehensive income (loss)	$2,150	$2,435	$2,559	$1,478	$8,622
Net income (loss) attributable to common stockholders	$2,926	$918	$147	($379)	$3,612
Net income (loss) per common share – basic and diluted(1)	$0.90	$0.28	$0.05	($0.12)	$1.12

(1)
Net income (loss) per common share is computed independently for each of the quarters presented. Due to the use of weighted average common shares outstanding when calculating earnings (loss) per share, the sum of the four quarters may not equal the full-year amount. Net income (loss) per common share amounts may not recalculate using the amounts shown in this table due to rounding.

FREDDIE MAC | 2019 Form 10-K	258

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by a company's internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.
We have been under conservatorship of FHFA since September 6, 2008. FHFA is an independent agency that currently functions as both our Conservator and our regulator with respect to our safety, soundness, and mission. Because we are in conservatorship, some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our Conservator, FHFA has the power to take actions without our knowledge that could be material to investors and could significantly affect our financial performance. Although we and FHFA have attempted to design and implement disclosure policies and procedures to account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test, or operate effective disclosure controls and procedures under the circumstances of conservatorship. As our Conservator and regulator, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to us, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate, and test the controls and procedures for which FHFA is responsible. For example, FHFA may formulate certain intentions with respect to the conduct of our business that, if known to management, would require consideration for disclosure or reflection in our financial statements, but that FHFA, for regulatory reasons, may be constrained from communicating to management. As a result of these considerations, we have concluded that this control deficiency constitutes a material weakness in our internal control over financial reporting.
Because of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2019 based on the COSO criteria (2013 Framework). PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2019 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP's report appears in Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm.
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

FREDDIE MAC | 2019 Form 10-K	259

Controls and Procedures

Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. As discussed above, we consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Management's Report on Internal Control Over Financial Reporting, we have one material weakness in internal control over financial reporting as of December 31, 2019 that we have not remediated.
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

■
We provide drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also provide drafts of certain external press releases and statements to FHFA personnel for their review and comment prior to release.

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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the year ended December 31, 2019 have been prepared in conformity with GAAP.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED DECEMBER 31, 2019
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FREDDIE MAC | 2019 Form 10-K	260

Other Information

Other Information
DIRECTOR ELECTION
On February 10, 2020, Mark B. Grier was elected to the Board, effective February 18, 2020. Mr. Grier brings decades of financial services and capital markets experience and expertise to the Board and will serve on the Nominating and Governance and Risk Committees.
Mr. Grier, 67, served as the Vice Chairman of Prudential Financial, Inc. until his retirement in 2019. He joined Prudential in 1995 as Chief Financial Officer and held several positions before being named to the Office of the Chairman in 2002 and as Vice Chairman in 2007. Mr. Grier previously held various positions at Chase Manhattan Corporation and its predecessors from 1978 to 1995, including Executive Vice President, Global Risk Management and Executive Vice President, Co-Head of Global Markets. Mr. Grier is Chair of Achieve and the Global Impact Investing Network and is a Trustee of Eisenhower Fellow and the Tragedy Assistance Program for Survivors. He also served as a member of the board of Prudential Financial, Inc. from 2008 to 2019.
Mr. Grier will receive compensation as a non-executive director of Freddie Mac as described in Directors, Corporate Governance, and Executive Officers - Corporate Governance - Director Compensation.
Freddie Mac will enter into an indemnification agreement with Mr. Grier, effective as of February 18, 2020. A copy of the form of indemnification agreement is filed as Exhibit 10.37. For a description of this indemnification agreement, see Directors, Corporate Governance, and Executive Officers - Corporate Governance - Indemnification.

FREDDIE MAC | 2019 Form 10-K	261

Directors, Corporate Governance, and Executive Officers	Directors

Directors, Corporate Governance, and Executive Officers
DIRECTORS
Election of Directors
As Conservator, FHFA determines the size of the Board and the scope of its authority. At the start of the conservatorship, FHFA determined that the Board is to have a Non-Executive Chair and is to consist of a minimum of 9 and not more than 13 directors, with the CEO being the only corporate officer serving as a member of the Board. The Board currently has nine members.
In addition, because FHFA as Conservator has succeeded to the rights of all stockholders of the company, the Conservator elects the directors. Accordingly, we will not solicit proxies, distribute a proxy statement to stockholders, or hold an annual meeting of stockholders to elect directors in 2020. Instead, the Conservator has elected directors by written consent in lieu of an annual meeting. Annually, the Board identifies director nominees for the Conservator to consider for election by written consent. When there is a vacancy on the Board, the Board may exercise the authority provided to it by the Conservator to fill such vacancy, subject to review by the Conservator.
On February 10, 2020, the Conservator executed a written consent, effective as of February 10, 2020, re-electing the nine directors submitted by the company for election as a member of our Board. In addition, on February 10, 2020, the Conservator elected Mark Grier as a member of our Board effective February 18, 2020. See Other Information for additional information. The individuals re-elected as directors by the Conservator are listed below:

■	Mark H. Bloom	■	Lance F. Drummond	■	Grace A. Huebscher
■	David M. Brickman	■	Aleem Gillani	■	Sara Mathew
■	Kathleen L. Casey	■	Christopher E. Herbert	■	Saiyid T. Naqvi
The company did not submit for re-election, and FHFA did not re-elect, Steven W. Kohlhagen to the Board as the term of his service on the Board had reached the limit set forth in our Corporate Governance Guidelines, or the Guidelines. The company also did not submit for election, and FHFA did not elect, Eugene B. Shanks, Jr., who left the Board on December 31, 2019 when his term on the Board expired.
See Director Biographical Information for information about each of our current directors. The terms of the directors re-elected by FHFA will end on the date of the next annual meeting of our stockholders or the effective date of the Conservator's next election of directors by written consent, whichever occurs first.
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

FREDDIE MAC | 2019 Form 10-K	262

Directors, Corporate Governance, and Executive Officers	Directors

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
Director Biographical Information
The following summarizes each director's Board service, experience, qualifications, attributes, and/or skills that led to his or her selection as a director, and provides other biographical information, as of February 11, 2020. For Mr. Grier's biographical information, see Other Information.
Mark H. Bloom

Age	Director Since	Freddie Mac Committees		Public Company Directorships
55	November 2019	•	Compensation and Human Capital	None
		•	Risk
Mr. Bloom is an experienced executive who has held a variety of leadership positions at the intersection of finance, technology, and risk management. He brings to the Board technological expertise to drive efficiency and enhance the customer experience.
Experience and Qualifications

■	Global Chief Technology Officer and a member of the Management Board of Aegon N.V. (2016-present)

■	Various positions at Citigroup, Inc., including Managing Director, Head of Global Consumer Technology Delivery Services (2007-2016)

■	Various positions at JPMorgan Chase & Company, including Senior Vice President, Chase Home Financial Technology (2001-2007)

■	Senior Vice President, eBusiness Solutions at CACI International, Inc. (1999-2001)
David M. Brickman

Age	Director Since	Freddie Mac Committees		Public Company Directorships
54	July 2019	•	Executive	None
Mr. Brickman is an experienced financial institution executive who has held leadership positions at Freddie Mac for over a decade. His deep understanding of the capital markets and Freddie Mac's business provides valuable insights for the Board.
Experience and Qualifications

■
Various positions at Freddie Mac, including Chief Executive Officer (2019-present), President (2018-2019), Head of Multifamily (2011-2018), Vice President - Multifamily Capital Markets (2004-2011), and other positions during which he led the multifamily securitization, pricing, costing, portfolio management, and research teams; was responsible for the development and implementation of our multifamily securitization program, new quantitative pricing models, and financial risk analysis frameworks for all multifamily programs; and designed and led the development of several of our multifamily loan and securitization offerings, including the Capital Markets Execution and the K-Deal Securitization Program (1999-2004)

Kathleen L. Casey

Age	Director Since	Freddie Mac Committees		Public Company Directorships
53	October 2019	•	Nominating and Governance	•	HSBC Holdings plc
Ms. Casey is an experienced leader with extensive financial regulatory policy experience. She brings high-level regulatory and financial oversight experience as well as a deep understanding of financial markets and governance to the Board.
Experience and Qualifications

■	Senior Advisor with Patomak Global Partners, a financial services consulting firm (2012-present)

■	Member of the Board and Group Audit, Nomination & Corporate Governance, and Group Risk Committees of HSBC Holdings plc (2014-present)

■	Commissioner of the SEC (2006-2011)

FREDDIE MAC | 2019 Form 10-K	263

Directors, Corporate Governance, and Executive Officers	Directors

■
Various roles with the U.S. Senate, including Staff Director and Counsel of the Senate Banking, Housing, and Urban Affairs Committee and Staff Director of the Senate Banking Committee's Subcommittee on Financial Institutions and Regulatory Relief (1993-2006)

■	Member of the Financial Accounting Foundation Board of Trustees (2018-present); Chair (2020-present)

■	Member of the International Valuation Standards Council Board of Trustees (2016-present)

■	Member of the Library of Congress Trust Fund Board (2011-present)

■	Member of the Alternative Investment Management Association Council (2012-2016)
Lance F. Drummond

Age	Director Since	Freddie Mac Committees		Public Company Directorships
65	July 2015	•	Audit	•	CurAegis Technologies, Inc.
		•	Compensation and Human Capital, Chair	•	United Community Banks, Inc.
		•	Executive
Mr. Drummond is a senior business leader with extensive experience, specializing in business transforming strategy development and execution, operations, technology, and process re-engineering.
Experience and Qualifications

■	Executive in Residence, Christopher Newport University (2015-2017)

■	Executive Vice President of Operations and Technology of TD Canada Trust (2011-2014)

■	Executive Vice President of Human Resources and Shared Services of Fiserv Inc. (2009-2011)

■	Senior Vice President and Supply Chain Executive, Service and Fulfillment Executive for Global Technology and Operations, and eCommerce and ATM Executive of Bank of America (2002-2008)

■	Various positions with Eastman Kodak Company, including Chief Operating Officer and Corporate Vice President of Kodak Professional Division (1976-2002)

■	Member of the Board and Executive, Nominating and Governance, Risk, and Talent & Compensation Committees of United Community Banks, Inc. (2018-present)

■	Member of the Board of the Financial Industry Regulatory Authority (2018-present)

■	Member of the Board and Audit Committee of CurAegis Technologies, Inc. (2018-present)
Aleem Gillani

Age	Director Since	Freddie Mac Committees		Public Company Directorships
57	January 2019	•	Audit, Chair	None
		•	Compensation and Human Capital
		•	Executive
Mr. Gillani is an executive with extensive experience at sophisticated financial institutions. He brings a blend of industry, financial, and risk management experience to the Board.
Experience and Qualifications

■	Chief Financial Officer and Corporate Executive Vice President of SunTrust Banks, Inc. (2011-2018)

■	Executive Vice President and Corporate Treasurer of SunTrust Banks, Inc. (2010-2011)

■	Senior Vice President and Chief Market Risk Officer of SunTrust Banks, Inc. (2007-2010)

■	Senior Vice President and Chief Market Risk Officer of PNC Financial Services Group, Inc. (2004-2007)

■	Chief Market Risk Officer of BankBoston and FleetBoston Corp. (1996-2004)

■	Member of the Board of SunTrust Robinson Humphrey (2011-2018)

■	Founding Chair of the Market Risk Council for the Risk Management Association (1998)

FREDDIE MAC | 2019 Form 10-K	264

Directors, Corporate Governance, and Executive Officers	Directors

Christopher E. Herbert

Age	Director Since	Freddie Mac Committees		Public Company Directorships
59	March 2018	•	Compensation and Human Capital	None
		•	Risk
Mr. Herbert is an experienced leader in the governmental and educational sectors, with in-depth knowledge of housing policy, including low-income housing, and urban development, including the financial and demographic dimensions of home ownership.
Experience and Qualifications

■	Managing Director for Harvard University's Joint Center for Housing Studies and Lecturer in Urban Planning and Design at the Harvard Graduate School of Design (2015-present)

■	Research Director for Harvard University's Joint Center for Housing Studies (2010-2014)

■	Senior Associate at Abt Associates, Inc. (1997-2010)

■	Member of the Board of the Homeownership Preservation Foundation (2011-2019)

■	Member of the Research Advisory Council for the Center for Responsible Lending (2006-2019)

■	Member of the Board of GreenPath Financial Wellness (2017-2019)

■	Member of the Federal Reserve Bank of Boston's Community Development Research Advisory Council (2014-2016)
Grace A. Huebscher

Age	Director Since	Freddie Mac Committees		Public Company Directorships
60	December 2017	•	Audit	None
		•	Executive
		•	Nominating and Governance, Chair
Ms. Huebscher is an executive with extensive experience in capital markets and real estate. She brings to the Board deep multifamily industry knowledge, entrepreneurship, and savvy.
Experience and Qualifications

■	Advisor to Capital One Commercial Bank (2017)

■	President of Capital One Multifamily Finance, LLC (2013-2017)

■	Co-Founder and Chief Executive Officer of Beech Street Capital, LLC (2009-2013)

■	Various positions with Fannie Mae, including Vice President, Capital Markets (1997-2009)

■	Member of the Board of The Kenyon Review (1998-present)

■	Member of the Commercial Board of Governors of the Mortgage Bankers Association (2014-2017)
Sara Mathew

Age	Director Since	Freddie Mac Committees		Public Company Directorships
64	December 2013	•	Executive, Chair	•	Reckitt Benckiser Group plc
				•	State Street Corporation
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

■	Various finance and management positions with The Procter & Gamble Company, including Vice President of Finance for Australia, Asia, and India (1983-2001)

■	Member of the Board and Audit Committee of Reckitt Benckiser Group plc (2019-present)

FREDDIE MAC | 2019 Form 10-K	265

Directors, Corporate Governance, and Executive Officers	Directors

■	Member of the Board and Nominating and Corporate Governance and Risk Committees of State Street Corporation (2018-present)

■	Member of the Board and Audit and Finance and Corporate Development Committees of Campbell Soup Company (2005-2019)

■	Member of the Board, Chair of the Audit, Compliance and Risk Committee, member of the Nomination and Governance Committee, and former member of the Remuneration Committee of Shire plc (2015-2019)

■	Member of the Board and Finance and Nominating and Corporate Governance Committees of Avon Products, Inc. (2014-2016)

■	Member of the Board of Dun & Bradstreet Corporation (2008-2013)

■	Member of the International Advisory Council of Zurich Financial Services Group (2012-2017)
Saiyid T. Naqvi

Age	Director Since	Freddie Mac Committees		Public Company Directorships
70	August 2013	•	Executive	None
		•	Nominating and Governance
		•	Risk, Chair
Mr. Naqvi is a seasoned financial executive with proven leadership experience and detailed knowledge of mortgage and consumer financial operations, as well as a deep background in risk and operational management.
Experience and Qualifications

■	President and Chief Executive Officer of PNC Mortgage, a division of PNC Bank, National Association, which is a subsidiary of PNC Financial Services Group (2009-2013)

■	President of Harley-Davidson Financial Services, Inc. (2007-2009)

■	Chief Executive Officer of DeepGreen Financial, Inc. (2005-2006)

■	President and Chief Financial Officer of Setara Corporation (2002-2005)

■	President and Chief Executive Officer of PNC Mortgage Corporation of America (1995-2001)

■	Member of the Board of Genworth Financial (2005-2009)

■	Member of the Board of Hanover Mortgage Capital Holdings, Inc. (1998-2006)

■	Member of the Housing Council of the Financial Services Roundtable (2009-2013)

FREDDIE MAC | 2019 Form 10-K	266

Directors, Corporate Governance, and Executive Officers	Corporate Governance

CORPORATE GOVERNANCE
Our Corporate Governance Practices
The company is committed to best practices in corporate governance. The Board regularly reviews our governance practices, assesses the regulatory and legislative environment, and adopts governance practices that are in the best interests of the company.
Our Board has adopted the company's Corporate Governance Guidelines. The Guidelines are available on our website at www.freddiemac.com/governance/pdf/gov_guidelines.pdf. The Guidelines are reviewed annually by our Board and were last updated in June 2019. The Guidelines establish corporate governance practices, and include: qualifications for directors, a limitation on the number of boards on which a director may serve, term limits, director orientation and continuing education, and a requirement that the Board and each of its committees perform an annual self-evaluation.
We regularly review our practices to ensure effective collaboration of management and the Board. We have instituted the following specific corporate governance practices:

■	Our Board has an independent Non-Executive Chair, whose responsibilities include presiding over meetings of the Board and executive sessions of the non-employee or independent directors.

■	Of the Board's nine directors, eight are independent, including the Non-Executive Chair.

■	Our directors are elected annually.

■	Each of the Audit, CHC, Nominating and Governance, and Risk Committees consists entirely of independent directors.

■	Each committee operates pursuant to a written charter that has been approved by the Board (these charters are available at http://www.freddiemac.com/governance/board-committees.html).

■	Independent directors meet regularly without management.

■	The Board and each of the Audit, CHC, Nominating and Governance, and Risk Committees conduct an annual self-evaluation.

■	New directors receive a full orientation regarding the company and issues specific to the committees to which they have been appointed.

■	All directors are provided with access to, and are encouraged to utilize, third party continuing education.

■	Management provides the Board and committees with in-depth technical briefings on substantive issues affecting the company.

■	The Board reviews management talent and succession planning at least annually.
Director Independence and Relevant Considerations
Our non-employee Board members have evaluated the independence, as defined in Sections 4 and 5 of the Guidelines and in Section 303A.02 of the NYSE Listed Company Manual, of each of our non-employee Board members and determined that all current members of our Board (other than Mr. Brickman, our CEO) are, and that former members of our Board, Ms. Carolyn H. Byrd and Messrs. Steven W. Kohlhagen, Christopher S. Lynch, Eugene B. Shanks, Jr., and Anthony A. Williams were, independent directors. Mr. Brickman is not considered, and Mr. Donald H. Layton, our former CEO, was not considered, to be an independent director due to their service as our CEO.
Our non-employee Board members concluded that all current members of our Audit, CHC, Nominating and Governance and Risk Committees are independent within the meaning of Sections 4 and 5 of the Guidelines and Section 303A.02 of the NYSE Listed Company Manual. Our Board also determined that: (i) all current members of our Audit Committee are independent within the meaning of Exchange Act Rule 10A-3 and Section 303A.06 of the NYSE Listed Company Manual; and (ii) all current members of our CHC Committee are independent within the meaning of Exchange Act Rule 10C-1 and Section 303A.02(a)(ii) of the NYSE Listed Company Manual.
In determining the independence of each Board member, our non-employee Board members reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of the Guidelines, to determine whether those relationships, either individually or in aggregate, would constitute a material relationship between the director and us that would impair a director's judgment as a member of the Board or create the perception or appearance of such an impairment:

■
Employment Affiliations with Business Partners - Messrs. Bloom and Herbert and former director Mr. Williams are employed by organizations that engage or have engaged in business with us resulting in payments between us and such organizations. Under the Guidelines, no specific independence determination is required with respect to these payments because they do not exceed the greater of $1 million or 2% of the firm's consolidated gross revenues for each of the last three fiscal years. After considering the nature and extent of the specific relationships between these organizations and us, our non-employee Board members concluded that the business relationships do not constitute material relationships

FREDDIE MAC | 2019 Form 10-K	267

Directors, Corporate Governance, and Executive Officers	Corporate Governance

between either Mr. Bloom or Mr. Herbert and us and, with respect to Mr. Williams, did not constitute a material relationship between him and us, that would, or did, impair their respective independence as our directors.

■
Employment Affiliations with Competitors - During 2019, an immediate family member of Ms. Huebscher was employed by a company that is a competitor of Freddie Mac. After considering the nature and extent of the specific relationship between the competitor and the immediate family member and between the competitor and Freddie Mac, our non-employee Board members concluded that the business relationship does not constitute a material relationship that would impair Ms. Huebscher's independence as our director.

■
Board Memberships with Business Partners - Ms. Casey and Messrs. Drummond and Herbert and former directors Ms. Byrd and Messrs. Lynch and Williams serve or have served as directors of other organizations that engage or have engaged in business with us resulting in payments between us and such organizations during the past three fiscal years. After considering the nature and extent of the specific relationship between each of those organizations and us, and the fact that these current or past Board members are or were directors of these other organizations rather than employees, our non-employee Board members concluded that those business relationships do not, and with respect to former directors did not, constitute material relationships that would, or did, impair their independence as our directors.

■
Financial Relationships with Business Partners - Messrs. Bloom and Gillani, and former director Mr. Kohlhagen each own stock in companies with which we conduct significant business, and such ownership represents a material portion of their respective net worth. To eliminate any potential conflict of interest that might arise as a result of their respective stock ownership, we have established mechanisms pursuant to which they will be recused from discussing and acting upon any matters considered by the Board or any of the committees of which they are or were a member and that directly relate to the company in which they have such stock ownership. In situations where matters are frequently presented to the Board regarding these companies, we have established formal recusal arrangements. The Audit Committee Chair, in consultation with the Non-Executive Chair, addresses any questions regarding whether recusal from a particular discussion or action is appropriate.

In evaluating the independence of Messrs. Bloom, Gillani, and Kohlhagen in light of their stock ownership of our business partners, our non-employee Board members considered the nature and extent of our business relationships with such business partners and any potential impact that their respective stock ownership may have on their independent judgment as our directors, taking into account the relevant recusal mechanisms. Our non-employee Board members concluded that these mechanisms addressed any actual or potential conflicts of interest with respect to the stock ownership. Accordingly, our non-employee Board members concluded that the stock ownership of our business partners of Mr. Bloom and Mr. Gillani do not, and of Mr. Kohlhagen did not, constitute material relationships that would, or did, impair their independence as our directors.
Board and Committee Information
Authority of the Board and Board Committees

The directors serve on behalf of, and exercise authority as directed by, the Conservator and owe their fiduciary duties of care and loyalty to the Conservator. Although the Conservator has provided authority for the Board and its committees to function in accordance with the duties and authorities set forth in applicable statutes, regulations, guidance, orders and directives, and our Bylaws and committee charters, the Conservator has reserved certain powers of approval to itself. The Conservator provided instructions to the Board in 2008, 2012, and 2017 to consult with and obtain the Conservator's decision before taking certain actions.
The Conservator's instructions as currently revised require that we obtain the Conservator's decision before taking action on any matters that require the consent of or consultation with Treasury under the Purchase Agreement. See Note 2: Conservatorship and Related Matters for a list of matters that require the approval of Treasury under the Purchase Agreement.
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

FREDDIE MAC | 2019 Form 10-K	268

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Matters Requiring Prior Board Review and Approval	Other Matters
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
•    Agreements with respect to any securities litigation claim and agreements under which we settle, resolve, or compromise demands, claims, litigation, lawsuits, prosecutions, regulatory proceedings, or tax matters when the amount in dispute is more than $50 million, including each separate agreement with the same counterparty involving the same dispute or common facts when the aggregate amount in dispute totals more than $50 million (excluding loan workouts);
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

In addition, FHFA requires us to provide it with timely notice of: (i) activities that represent a significant change in current business practices, operations, policies, or strategies not otherwise addressed in the Conservator decision items referenced above; (ii) exceptions and waivers to aligned requirements, policies, frameworks, standards, or products if not otherwise submitted to FHFA for Conservator approval as required above; and (iii) accounting error corrections to previously issued financial statements that are not de minimis. FHFA will then determine whether any such items require Conservator approval. For more information on the conservatorship, see MD&A - Conservatorship and Related Matters.

FREDDIE MAC | 2019 Form 10-K	269

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Board Committees

The Board has five standing committees: Audit, CHC, Executive, Nominating and Governance, and Risk. All standing committees, other than the Executive Committee, meet regularly and are chaired by, and consist entirely of, independent directors. The Committees perform essential functions on behalf of the Board. The Committee Chairs review and approve agendas for all meetings of their respective Committees. Charters for the standing committees describe each committee's responsibilities and have been adopted by the Board and approved by the Conservator. These charters are available on our website at http://www.freddiemac.com/governance/board-committees.html. The membership of each committee as of February 10, 2020 is set forth below, together with a description of the primary responsibilities of each committee.

Committee	Meetings in 2019	Chair	Members

Audit Committee	9 Committee meetings	Aleem Gillani	•	Lance F. Drummond
			•	Grace A. Huebscher

Compensation and Human Capital Committee	8 Committee meetings	Lance F. Drummond	•	Mark H. Bloom
			•	Aleem Gillani
			•	Christopher E. Herbert

Executive Committee	None	Sara Mathew	•	David M. Brickman
			•	Lance F. Drummond
			•	Aleem Gillani
			•	Grace A. Huebscher
			•	Saiyid T. Naqvi

Nominating and Governance Committee	5 Committee meetings	Grace A. Huebscher	•	Kathleen L. Casey
			•	Saiyid T. Naqvi

Risk Committee	7 Committee meetings	Saiyid T. Naqvi	•	Mark H. Bloom
			•	Christopher E. Herbert

Effective February 18, 2020, Mr. Grier will serve as a member of the Nominating and Governance and Risk Committees.
Audit Committee

The Audit Committee provides oversight of the company's accounting and financial reporting and disclosure processes, the adequacy of the systems of disclosure and internal control established by management, and the audit of the company's financial statements. Among other things, the Audit Committee: (i) appoints the independent auditor and evaluates its independence and performance; (ii) reviews the audit plans for and results of the independent audit and internal audits; and (iii) reviews reports related to processes established by management to provide compliance with legal and regulatory requirements. The Audit Committee's activities during 2019 with respect to the oversight of the independent auditor are described in more detail in Principal Accounting Fees and Services — Approval of Independent Auditor Services and Fees. The Audit Committee also periodically reviews the company's guidelines and policies governing the processes for assessing and managing the company's risks and generally reviews the company's major financial risk exposures and the steps taken to monitor and control such exposures. The Audit Committee also approves all decisions regarding the appointment, removal, and compensation of the General Auditor, who reports independently to the Audit Committee, as well as the annual incentive funding level for our Internal Audit division.
Our Audit Committee satisfies the definition of "audit committee" in Exchange Act Section 3(a)(58)(A) and the requirements of Exchange Act Rule 10A-3. Although our stock is no longer listed on the NYSE, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those relating to audit committees, continue to apply to us because they are incorporated by reference in the Corporate Governance Rule. Our Audit Committee satisfies the "audit committee" requirements in Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual. The Board has determined that all members of our Audit Committee are independent and that Mr. Gillani, a member of the Audit Committee since January 2019 and its current chair, meets the definition of an "audit committee financial expert" under SEC regulations.

FREDDIE MAC | 2019 Form 10-K	270

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Compensation and Human Capital Committee

The CHC Committee oversees the company's compensation and benefits policies and programs, including: (i) an annual review of talent development programs and initiatives, including succession planning, (ii) oversight of our diversity and inclusion programs and policies, and related management strategies, and (iii) the design and execution of initiatives to strengthen our culture. The company's processes for consideration and determination of executive compensation, and the role of the CHC Committee in those processes, are further described in Executive Compensation — CD&A. The CHC Committee Report is included in Executive Compensation — CD&A — Compensation and Human Capital Committee Report.
For a discussion of the CHC Committee's conclusion that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us, see Executive Compensation — Compensation and Risk.
The CHC Committee consists entirely of independent directors. None of the members of the CHC Committee during 2019 were officers or employees of Freddie Mac or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.
Executive Committee

The Executive Committee consists of the Non-Executive Chair, the chair of each other standing committee, and our CEO, Mr. Brickman. Other than Mr. Brickman, each member is independent. The Executive Committee is authorized to exercise the corporate powers of the Board between meetings of the Board, except for those powers reserved to the Board by our Charter and Bylaws or otherwise.
Nominating and Governance Committee

The Nominating and Governance Committee, which consists entirely of independent directors, oversees the company's corporate governance, including reviewing the company's Bylaws and the Guidelines. It also assists the Board and its committees in conducting annual self-evaluations and identifying qualified individuals to become members of the Board; reviews Board member independence and qualifications and recommends membership of the Board committees; and reviews potential conflicts of interest for members of senior management as well as certain related person transactions.
Risk Committee

The Risk Committee, which consists entirely of independent directors, oversees on an enterprise-wide basis the company's risk management framework, including credit risk, market risk, liquidity risk, operational risk, and enterprise-wide strategic risk. The Risk Committee reviews and approves the company's enterprise risk policy and Board-level risk appetite metrics, limits, and thresholds and reviews significant: (i) enterprise risk exposures; (ii) risk management strategies; (iii) results of risk management reviews and assessments; and (iv) emerging risks, among other responsibilities. The Risk Committee also approves all decisions regarding the appointment or removal of the CRO, and the CRO reports independently to the Risk Committee, in addition to the CEO.
Additional Board Oversight

The Board and Risk Committee provide oversight of the company's information and cybersecurity operations by receiving periodic reports from the Chief Information Officer and other senior officers. These updates include information regarding management's ongoing efforts to manage cybersecurity risk, and the steps management has taken to address and mitigate the evolving cybersecurity threat environment. In addition, the Risk Committee receives updates regarding any assessments by external parties about the company's cybersecurity program. Senior management discusses cybersecurity developments with the Chair of the Risk Committee and other Board members between Board and committee meetings, as necessary. The company has procedures to escalate information regarding certain cybersecurity incidents to the appropriate members of the Board in a timely fashion. The Board and its committees also have authority, as they deem appropriate to fulfill Board or committee responsibilities, to engage outside consultants or advisors, including technology and cybersecurity experts, and evaluate the company's information security program. See MD&A — Risk Management — Overview for more information on the Board's role in risk oversight.

FREDDIE MAC | 2019 Form 10-K	271

Directors, Corporate Governance, and Executive Officers	Corporate Governance

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
2019 Non-Employee Director Compensation Levels

Board compensation levels during conservatorship are shown in the table below.
Table 76 - Board Compensation Levels

Board Service	Cash Compensation
Annual Retainer for Non-Executive Chair	$290,000
Annual Retainer for Non-Employee Directors (other than the Non-Executive Chair)	160,000
Committee Service	Cash Compensation
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Risk)	10,000
Annual Retainer for Audit Committee Members	10,000

FREDDIE MAC | 2019 Form 10-K	272

Directors, Corporate Governance, and Executive Officers	Corporate Governance

2019 Director Compensation

The following table summarizes the 2019 compensation earned by all persons who served as non-employee directors during 2019.
Table 77 - Director Compensation

Non-Employee Director	Fees Earned or Paid in Cash(1)	Total
Sara Mathew(2)	$277,292	$277,292
Mark H. Bloom(3)	16,087	16,087
Carolyn H. Byrd(4)	20,000	20,000
Kathleen L. Casey(3)	40,000	40,000
Lance F. Drummond	170,000	170,000
Aleem Gillani(2)(3)	181,458	181,458
Thomas M. Goldstein(4)	45,000	45,000
Christopher E. Herbert	160,000	160,000
Grace A. Huebscher(2)	173,583	173,583
Steven W. Kohlhagen	170,000	170,000
Christopher S. Lynch(4)	36,250	36,250
Saiyid T. Naqvi	175,000	175,000
Eugene B. Shanks, Jr.(4)	174,538	174,538
Anthony A. Williams(4)	20,000	20,000

(1)
We do not have pension or retirement plans for our non-employee directors, and all compensation is paid in cash with no additional compensation paid. Therefore, the "Change in Pension Value and Non-qualified Deferred Compensation Earnings" and "All Other Compensation" columns have been omitted.

(2)
In addition to the annual Board service and appropriate Committee Chair retainers, the amount reflects partial annual compensation for service as a member of the Audit Committee or as a Committee Chair during 2019. In February 2019, Ms. Mathew became the Non-Executive Chair, Mr. Gillani became the Chair of the Audit Committee, and Ms. Huebscher became a member of the Audit Committee. In July 2019, Ms. Huebscher became the Chair of the Nominating and Governance Committee.

(3)	Mr. Gillani joined the Board in January 2019; Ms. Casey joined the Board in October 2019; and Mr. Bloom joined the Board in November 2019.

(4)	Mr. Goldstein left the Board in January 2019; Messrs. Lynch and Williams and Ms. Byrd left the Board in February 2019; and Mr. Shanks left the Board in December 2019.
Indemnification

We have made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see Executive Compensation — CD&A — Written Agreements Relating to NEO Employment — Indemnification Agreements.

FREDDIE MAC | 2019 Form 10-K	273

Directors, Corporate Governance, and Executive Officers	Executive Officers

EXECUTIVE OFFICERS
As of February 11, 2020, our executive officers are as follows:
David M. Brickman

Age	Year of Affiliation	Position
54	1999	Chief Executive Officer
Mr. Brickman has served as our CEO and a member of our Board since July 2019. See Director Biographical Information for a brief biographical description for Mr. Brickman.
Ricardo A. Anzaldua

Age	Year of Affiliation	Position
66	2018	Executive Vice President - General Counsel & Corporate Secretary
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
Donna M. Corley

Age	Year of Affiliation	Position
46	1995	Senior Vice President & Interim Head of Single-Family Business
Ms. Corley has served as our SVP & Interim Head of Single-Family Business since November 2019. In this role, she is responsible for managing our relationships with our Seller/Servicers, the performance of our guarantee book of business, and all sourcing, servicing, risk management, and business operations. Previously, she served as SVP & Chief Risk Officer of Single-Family Business, where she led the team responsible for analyzing and managing the risks that affect Freddie Mac's Single-Family business of financing more than 1.5 million homes annually. She joined Freddie Mac in 1995 as a research analyst and since then has held various portfolio manager positions within the Investment and Capital Markets division and has also led Freddie Mac’s credit pricing, risk transfer, and securitization teams.
Anil D. Hinduja

Age	Year of Affiliation	Position
56	2015	Executive Vice President - Chief Risk Officer
Mr. Hinduja has served as our EVP - Chief Risk Officer since July 2015. In this role, he provides overall direction and leadership for the Risk function and is responsible for leading an integrated risk management framework for all aspects of risk across the company. He joined Freddie Mac from Barclays PLC, where he served in increasingly broader risk management roles beginning in 2009, including Chief Risk Officer for Barclays Africa Group Limited, Group Credit Director for Retail Credit Risk, and Chief Risk Officer for Barclays' retail bank in the U.K. Prior to joining Barclays, Mr. Hinduja spent 19 years at Citigroup in diverse roles with increasing responsibility across finance, operations, sales and distribution, business, and risk management in global consumer businesses. In risk, he was Director for Global Consumer Credit Risk and then Chief Risk Officer for the Consumer Lending Group, where he was responsible for managing risk in the mortgage, auto, and student loan businesses. His tenure at Citigroup culminated in his term as President and CEO of Citi Home Equity.
Michael T. Hutchins

Age	Year of Affiliation	Position
64	2013	Executive Vice President - Investments and Capital Markets
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

FREDDIE MAC | 2019 Form 10-K	274

Directors, Corporate Governance, and Executive Officers	Executive Officers

Brothers from 1986 to 1996, where he held a number of management positions, including Co-Head of Fixed Income Capital Markets.
Deborah L. Jenkins

Age	Year of Affiliation	Position
52	2008	Executive Vice President - Multifamily
Ms. Jenkins has served as our EVP - Multifamily since November 2018. In this role, she leads a team of more than 900 people tasked with providing liquidity and stability to multifamily mortgage markets while supporting affordable rental housing throughout the country. She previously served as SVP - Multifamily Underwriting and Credit — the principal manager of underwriting and credit approvals for all Multifamily debt investments, credit policy governance, and asset level securitization activities. Ms. Jenkins spearheaded enhancements in the Multifamily division’s underwriting process specifically to stand up its securitization program, including its K- and SB-Deals. She was a Senior Vice President with Wells Fargo National Bank in Michigan before joining Freddie Mac in March 2008.
Donald F. Kish

Age	Year of Affiliation	Position
51	2002	Senior Vice President - Corporate Controller, Principal Accounting Officer & Interim Chief Financial Officer
Mr. Kish has served as our SVP - Corporate Controller, Principal Accounting Officer & Interim Chief Financial Officer since December 2019. He has served as our Corporate Controller and Principal Accounting Officer since May 2018. Previously, he served as Vice President, Single-Family Controller, from 2014 to 2018 and as Vice President with responsibility for various accounting and control matters, in support of both the Single-Family Business division and the Investments and Capital Markets division, from 2004 to 2014.
Frank Nazzaro

Age	Year of Affiliation	Position
58	2018	Executive Vice President - Chief Information Officer
Mr. Nazzaro has served as our EVP - Chief Information Officer since October 2019 after serving as Acting Chief Information Officer from May 2019 to October 2019. He leads the Information Technology (IT) division and provides corporate-wide leadership for the company’s technology strategy. Mr. Nazzaro is an accomplished senior technology executive with over 20 years’ experience in the financial services industry. With an in-depth knowledge in infrastructure and applications, he brings a wealth of experience in transformational IT activities and strong leadership capabilities essential to IT’s strategic initiatives, including Cloud migration, Modern Delivery, and Employee Technology Experience. He joined Freddie Mac in 2018 as Senior Vice President and Chief Technology Officer leading Enterprise Technology Solutions. From 2016 to 2018, he served as Group Vice President and CTO for Travelport LLC, where he led cloud architecture, infrastructure, and operations globally. Before that, from 2012 to 2016, he worked as CTO at CIT Group where he was responsible for Transformation, Architecture, Technology Strategy, and IT Infrastructure. He has held several senior technology and management roles at RBC Capital Markets, Bridgewater, and UBS.
Jerry Weiss

Age	Year of Affiliation	Position
61	2003	Executive Vice President - Chief Administrative Officer
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

FREDDIE MAC | 2019 Form 10-K	275

Executive Compensation	Compensation Discussion and Analysis

Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This section contains information regarding our compensation programs (all of which have been approved by FHFA) and the compensation of the following individuals who we determined to be our Named Executive Officers, or NEOs, for the year ended December 31, 2019.

Named Executive Officers
David M. Brickman	Chief Executive Officer
Ricardo A. Anzaldua	Executive Vice President - General Counsel & Corporate Secretary
Anil D. Hinduja	Executive Vice President - Chief Risk Officer
Michael T. Hutchins	Executive Vice President - Investments and Capital Markets
Donald F. Kish	Senior Vice President - Corporate Controller, Principal Accounting Officer & Interim Chief Financial Officer
Donald H. Layton	Former Chief Executive Officer
David B. Lowman	Former Executive Vice President - Single-Family Business
James G. Mackey	Executive Vice President - Senior Advisor; former Chief Financial Officer
For information on our primary business objectives and the progress we made during 2019 toward accomplishing those objectives, see Introduction — About Freddie Mac.
Overview of Executive Management Compensation Program
Compensation in 2019 for each NEO, other than Mr. Layton, whose compensation is discussed below, was governed by the Executive Management Compensation Program, or EMCP. Compensation in 2019 for Mr. Brickman was governed by the EMCP prior to his appointment as CEO in July 2019. The EMCP balances our need to retain and attract executive talent with promoting the conservatorship objectives included in FHFA's Conservatorship Scorecard, as well as goals separately established by management related to the commercial aspects of our business, which are included in our Corporate Scorecard. All compensation under the EMCP is delivered in cash because the Purchase Agreement does not permit us to provide equity-based compensation to our employees unless approved by Treasury.
Elements of Target TDC
Compensation under the EMCP in 2019 consisted of the following elements:

Base Salary		Deferred Salary
		■	The amount earned in each quarter, including interest, is paid on the last pay date of the corresponding quarter in the following year
		Fixed Deferred Salary		At-Risk Deferred Salary
				■	To encourage achievement of conservatorship, corporate, and individual performance goals
				Conservatorship Scorecard and Assessment Criteria		Corporate Scorecard / Individual

■	Cannot exceed $600,000	■	To encourage executive retention	■	Subject to reduction based on Conservatorship Scorecard performance and the Assessment Criteria	■	Subject to reduction based on performance against both the Corporate Scorecard and individual objectives
■	Earned and paid bi-weekly	■	Equal to total Deferred Salary less the At-Risk portion

The objectives against which 2019 corporate performance was measured, together with the assessment of actual performance against those objectives and the Assessment Criteria used by FHFA, are described in Determination of 2019 At-Risk Deferred Salary — At-Risk Deferred Salary Based on Conservatorship Scorecard Performance and

FREDDIE MAC | 2019 Form 10-K	276

Executive Compensation	Compensation Discussion and Analysis

Determination of 2019 At-Risk Deferred Salary — At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance. These performance measures were chosen because they reflected our 2019 priorities during conservatorship.
See Other Executive Compensation Considerations — Effect of Termination of Employment for information on the effect of a termination of employment, including the timing and payment of any unpaid portion of Deferred Salary and related interest.
Executive Compensation Best Practices

What We Do		What We Don't Do
■	Clawback provisions with a significant portion of compensation subject to recapture and/or forfeiture	■	No agreements that guarantee a specific amount of compensation for a specified term of employment
■	Use of an independent compensation consultant by the Compensation and Human Capital Committee	■	No golden parachute payments or other similar change in control provisions
■	Annual compensation risk review	■	No tax "gross-ups"
■	Single executive perquisite, reimbursement of tax, estate, and/or personal financial planning expenses (up to $4,500 annually, with an additional $2,500 in the first year of eligibility)	■	No hedging or pledging of company securities permitted
■	Evaluation of company performance against multiple measures, including non-financial measures
CEO Compensation
Prior to his appointment as CEO in July 2019, Mr. Brickman participated in the EMCP and his compensation was subject to corporate and individual performance. Since his appointment as CEO, Mr. Brickman's compensation has consisted solely of an annual Base Salary of $600,000, a level set by FHFA pursuant to the Equity in Government Compensation Act of 2015.
Mr. Layton's compensation in 2019 consisted solely of an annual Base Salary of $600,000. In 2019, he did not participate in the EMCP and therefore did not receive any compensation subject to either corporate or individual performance.
Messrs. Brickman and Layton were eligible to participate in all employee benefit plans offered to Freddie Mac's other senior executives under the terms of those plans.
Determination of 2019 Target TDC for Eligible NEOs
Role of Compensation Consultant

As part of the annual process to determine the Target TDC for each of the eligible NEOs, the CHC Committee receives guidance from Meridian Compensation Partners, LLC, or Meridian, its independent compensation consultant. In addition to the annual process to determine Target TDC, Meridian provides guidance to the CHC Committee throughout the year on other executive compensation matters.
Meridian has not provided the CHC Committee with any non-executive compensation services, nor has the firm provided any consulting or other services to our management. During 2019, the CHC Committee reviewed Meridian's independence based on the factors outlined in Exchange Act Rule 10C-1(b)(4) and determined that Meridian continues to be independent.
2019 Comparator Group Companies

The CHC Committee annually evaluates each eligible NEO's Target TDC in relation to the compensation of executives in comparable positions at companies that are either in a similar line of business or are otherwise comparable for purposes of recruiting and retaining individuals with the necessary skills and capabilities. We refer to this group of companies as the Comparator Group.
When there is either no reasonable match or insufficient data from the Comparator Group for a position, or if Meridian believes that additional data sources would strengthen the analysis of competitive market compensation levels, the CHC Committee may use alternative survey sources.
At FHFA's recommendation, Freddie Mac and Fannie Mae have aligned their Comparator Groups so that consistent compensation data is used by both companies for the same or similar senior officer positions.

FREDDIE MAC | 2019 Form 10-K	277

Executive Compensation	Compensation Discussion and Analysis

The Comparator Group used in determining compensation for 2019 consisted of the following companies:

Allstate	Discover Financial Services	Prudential
Ally Financial	Fannie Mae	Regions Financial
AIG	Fifth Third Bancorp	State Street
American Express	The Hartford	SunTrust**
Bank of America*	JPMorgan Chase*	Synchrony Financial
Bank of New York Mellon	KeyCorp	U.S. Bancorp
BB&T**	Mastercard	Visa
Capital One	MetLife	Voya Financial
Citigroup*	Northern Trust	Wells Fargo*
Citizens Financial Group	PNC
*	Only mortgage or real estate division-level compensation data from these diversified banking firms may be utilized where available and appropriate for the position being benchmarked.
**	Effective December 6, 2019, BB&T and SunTrust merged to form Truist Financial Corporation.
The CHC Committee has determined that these same companies will comprise the 2020 Comparator Group.
Establishing Target TDC

The CHC Committee developed its 2019 Target TDC recommendations for the eligible NEOs, other than Messrs. Hutchins and Brickman (in his role as President), by reviewing data from the Comparator Group. For Mr. Hutchins, the CHC Committee reviewed data from a broader financial services survey reflecting companies with significant assets under management. For Mr. Brickman in his role as President, the CHC Committee reviewed data from a broader set of financial services companies with non-CEO presidents. The CHC Committee's 2019 Target TDC recommendation for each of the eligible NEOs was reviewed and approved by FHFA.
2019 Target TDC

The following table sets forth the components of 2019 Target TDC for each of our eligible NEOs.
Table 78 - 2019 Target TDC

		2019 Target TDC
	Named Executive Officer(1)	Base Salary	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
David M. Brickman(2)	as CEO Jul - Dec	$300,000	$—	$—	$300,000
	as President Jan - Jun	300,000	837,500	487,500	1,625,000
	Total	600,000	837,500	487,500	1,925,000
	Ricardo A. Anzaldua	500,000	1,250,000	750,000	2,500,000
	Anil D. Hinduja	600,000	1,220,000	780,000	2,600,000
	Michael T. Hutchins	600,000	1,675,000	975,000	3,250,000
	Donald F. Kish(3)	414,712	235,865	278,076	928,653
	David B. Lowman	505,385	1,401,902	816,032	2,723,319
	James G. Mackey	600,000	1,675,000	975,000	3,250,000

(1)	Mr. Layton did not participate in the EMCP in 2019 and therefore is not included in this table. For a discussion of Mr. Layton's compensation, see CEO Compensation.

(2)
Prior to being appointed as CEO in July 2019, Mr. Brickman served as President and participated in the EMCP. Amounts in this table reflect his prorated Target TDC for the period during which he served as President. For a discussion of Mr. Brickman's compensation earned during his service as CEO, see CEO Compensation.

(3)
Amounts in the table reflect the prorated impact of Mr. Kish's increase in 2019 Target TDC from $875,000 to $975,000 effective June 24, 2019, consisting of a base salary increase from $400,000 to $425,000 and a Deferred Salary increase from $475,000 to $550,000.

FREDDIE MAC | 2019 Form 10-K	278

Executive Compensation	Compensation Discussion and Analysis

Determination of 2019 At-Risk Deferred Salary
The CHC Committee and FHFA considered our achievements in pursuing our primary business objectives, as well as other factors, in determining the funding level for At-Risk Deferred Salary in 2019. FHFA determined the funding level for the portion of At-Risk Deferred Salary based on Conservatorship Scorecard performance and Assessment Criteria, and the CHC Committee determined, with FHFA's review and approval, the amounts payable to each eligible NEO for the portion of At-Risk Deferred Salary based on Corporate Scorecard goals and individual performance.
At-Risk Deferred Salary Based on Conservatorship Scorecard Performance

Half of each eligible NEO's 2019 At-Risk Deferred Salary, or 15% of Target TDC, was subject to reduction based on FHFA's assessment of (i) the company's performance against the objectives in the 2019 Conservatorship Scorecard and (ii) the Assessment Criteria described below. FHFA independently assessed our performance against 2019 Conservatorship Scorecard and the Assessment Criteria and determined that an 85% funding level was justified for the portion of the eligible NEOs' At-Risk Deferred Salary. In assessing our performance against the 2019 Conservatorship Scorecard, the factors considered by FHFA included our completion of all of the Conservatorship Scorecard objectives and our performance against the Assessment Criteria.
In making its assessment, FHFA used the following criteria (Assessment Criteria):

■	The extent to which the company conducts initiatives in a safe and sound manner consistent with FHFA's expectations for all activities;

■	The extent to which the outcomes of the company's activities support a competitive and resilient secondary mortgage market to support homeowners and renters;

■	The extent to which the company meets FHFA’s expectations under the CCF, including FHFA’s expectations on meeting appropriate ROCC targets;

■	The extent to which the company conducts initiatives with consideration for diversity and inclusion consistent with FHFA's expectations for all activities;

■	Cooperation and collaboration with FHFA, Fannie Mae, CSS, the industry, and other stakeholders; and

■	The quality, thoroughness, creativity, effectiveness, and timeliness of the company's work products.
The table below presents the Conservatorship Scorecard objectives and FHFA's assessment of our achievement against those objectives.

Performance Goals	FHFA's Summary of Performance
Maintain, in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive, and resilient national housing finance markets. (40%)

Continue efforts to support access to single-family mortgage credit for creditworthy borrowers, including underserved segments of the market:	All goals were achieved.
•
Continue to identify opportunities to support access to credit in a safe and sound manner that take into consideration changing borrower needs and enabling technology to document income, assets, and employment.

• Continue to support access to credit for borrowers with limited English proficiency and make progress on multi-year language access plans.
• Continue efforts supporting appraisal process modernization, including revised appraisal forms and data requirements.
Continue to responsibly support the Neighborhood Stabilization Initiative.	Goal was achieved.

Continue efforts related to mortgage servicing that promote mortgage market stability by furthering opportunities to improve the borrower experience, expand liquidity, and increase efficiency.	Goal was achieved.

FREDDIE MAC | 2019 Form 10-K	279

Executive Compensation	Compensation Discussion and Analysis

Performance Goals		FHFA's Summary of Performance
Prepare for transition from LIBOR. Assess impact and perform industry outreach to inform policy and implementation plans.
Goal was achieved through our efforts to prepare the marketplace to transition from LIBOR to a new index based on SOFR by remaining engaged in the SOFR derivatives market by taking on SOFR-based futures and swaps when appropriate; with our K Certificates, which include a class of floating rate bonds indexed to SOFR; and our active participation in the ARCC, which is a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from LIBOR to its recommended alternative, SOFR.

Explore opportunities to further affordability through multifamily energy and water efficiency programs:		Goal was achieved.
•	Conduct research and outreach on loans that finance energy and water efficiency improvements.
Manage the dollar volume of new multifamily business to remain at or below $35 billion:		Goal was achieved.
•	Loans in affordable and underserved market segments, as defined by FHFA, are to be excluded from the $35 billion cap.

Reduce taxpayer risk through increasing the role of private capital in the mortgage market. (30%)
Single-Family Credit Risk Transfers:		All goals were achieved through the company's thoughtful approaches to transferring credit risk on single-family mortgages.
•
Transfer a meaningful portion of credit risk on at least 90 percent of the UPB of newly acquired single-family mortgages in loan categories targeted for credit risk transfer, subject to FHFA target adjustments as may be necessary to reflect market conditions and economic considerations.

•	For 2019, targeted single-family loan categories include: non-HARP, fixed-rate mortgages with terms greater than 20 years and LTV ratios above 60 percent.
•	Report to FHFA the actual amount of underlying mortgage credit risk transferred.
Multifamily Credit Risk Transfers:		All goals were achieved through the company's thoughtful approaches to transferring credit risk on multifamily mortgages.
•	Transfer a meaningful portion of the credit risk on newly acquired mortgages, subject to FHFA target adjustments as may be necessary to reflect market conditions and economic considerations.
•	Report to FHFA the actual amount of underlying mortgage credit risk transferred.
Retained Portfolio:		Goal was achieved.
•
Execute FHFA-approved retained portfolio plans that maintain, even under adverse conditions, the annual Purchase Agreement requirements and the $250 billion Purchase Agreement cap. Any sales should be commercially reasonable transactions that consider impacts to the market, borrowers, and neighborhood stability.

Servicer Eligibility Requirements 2.0:		Goal was achieved.
•	Evaluate the current liquidity requirements for non-depository Seller/Servicer company counterparties to determine whether changes are appropriate.

Build a new single-family infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future (30%)

FREDDIE MAC | 2019 Form 10-K	280

Executive Compensation	Compensation Discussion and Analysis

Performance Goals		FHFA's Summary of Performance
Common Securitization Platform and Single Security Initiative:		All goals were achieved with the successful launch of UMBS.
•	Continue working with FHFA, Fannie Mae, and CSS to implement the Single Security Initiative on the CSP for both Enterprises.
•	Incorporate the following design principles in developing the CSP:
○ Focus on the functions necessary for current Enterprise single-family securitization activities.
○ Include the development of operational and system capabilities necessary for CSP to facilitate the issuance and administration of a common, single security for the Enterprises.
○ Allow for the integration of additional market participants in the future.
•	Continue to work with Fannie Mae and CSS to obtain and use input from industry stakeholders.
•	Work proactively with the industry to help market participants prepare for the implementation of the Single Security Initiative.
Continue to Provide Active Support for Mortgage Data Standardization Initiatives:		All goals were achieved with the publication of the mock-ups of URLA forms, updated AUS specifications, and revised URLA-ULAD implementation timeline.
•
Continue implementation of the redesigned Uniform Residential Loan Application (URLA), the Uniform Loan Application Dataset (ULAD), and the company's Automated Underwriting System (AUS) specifications.

•	Assess and, as appropriate, continue implementation of strategies to redesign the Uniform Appraisal Dataset and forms.

FREDDIE MAC | 2019 Form 10-K	281

Executive Compensation	Compensation Discussion and Analysis

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
No weightings were assigned to the Corporate Scorecard goals. As a result, it was necessary for the CHC Committee to use its judgment in determining the overall level of performance. In making its determination, the CHC Committee primarily considered the fact that the vast majority of the Corporate Scorecard goals were achieved or exceeded. The CHC Committee determined that, based on the company's performance against the Corporate Scorecard, no reduction should be applied due to company performance for this portion of At-Risk Deferred Salary.
The Board has adopted Corporate Scorecard goals for 2020 that align with our Strategic Plan.
The table below presents the Corporate Scorecard goals and the CHC Committee's assessment of our achievement against those goals.

Corporate Scorecard Goal	Assessment of Performance
Customer	The company achieved all elements of this goal. Both the Single-Family and Multifamily businesses continued to make significant progress in customer satisfaction.
Compete for business by being a customer-centric organization
People and Culture
The company achieved or exceeded all but one element of this goal.  The company received solid scores on the employee engagement survey indicating the ongoing commitment to drive a culture of engagement. The company also continues to focus on diversity and inclusion efforts related to hiring practices and usage and engagement of minority-, women- and disabled-owned businesses in our transactions and met or exceeded these elements. The company narrowly missed achieving the element related to corporate payments to diverse suppliers.

Hire and retain talented people in a winning culture
Operating Performance
The company achieved or exceeded all but one element of this goal.  We exceeded this goal in both Multifamily volume and Single-Family portfolio growth.  Financial results continued to be strong, and we met or exceeded comprehensive income goals at the corporate, Single-Family business, and Multifamily business levels.  The company failed to achieve the element related to Investments and Capital Markets comprehensive income.  We exceeded plan in the execution of our major programs and infrastructure transformation, highlighting our continued efforts to become more efficient.  We also exceeded our plan related to the adoption and conversion to Single Security.

Operate as well as the best-run financial institutions
Risk and Capital Management
The company achieved or exceeded all elements of this goal.  The company’s efforts to mitigate its risk through the transfer of credit risk on Single-Family and Multifamily new business were above plan.  Efforts to achieve major remediation program milestones were achieved or exceeded and the timely remediation of issues target was met indicating our continued focus on risk reduction efforts.

Manage risk and capital as well as the largest financial institutions
Community Mission
Based on preliminary information, the company believes it met all five of its single-family affordable housing goals and all three of its multifamily affordable housing goals for 2019. We also exceeded or expect to exceed our goals for other single-family and multifamily mission-related offerings.

Responsibly increase access to housing finance
The CHC Committee also assessed the individual performance of each eligible NEO. In making its assessments, the CHC Committee took into consideration input from Mr. Brickman (except with respect to his performance for the period during which he was eligible to participate in the EMCP) as well as the company's Corporate Scorecard performance. In each case, the CHC Committee's determination was consistent with Mr. Brickman's recommendation. FHFA reviewed and approved the compensation associated with these determinations.
Each NEO's individual performance is discussed below.

FREDDIE MAC | 2019 Form 10-K	282

Executive Compensation	Compensation Discussion and Analysis

David M. Brickman, Chief Executive Officer & Former President
Performance Highlights(1)
■
Effectively assumed leadership of all three of the business lines in February 2019 — Single-Family, Multifamily, Investments & Capital Markets — and the Information Technology division. This was in addition to his existing oversight of the Enterprise Operations and Internal Audit divisions.

■	Demonstrated exceptional leadership, including gaining a deeper understanding of all aspects of the company, driving progress, and advancing the company’s leadership role in the housing industry.
■	Made significant contributions to many strategic priorities, including the implementation of UMBS, Reimagine Servicing, infrastructure transformation, and company-wide Modern Delivery implementation.
■	Achieved strong business results across all categories - from operating performance to customer relationship indices, to credit risk capital reduction and remediation efforts.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Brickman should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

(1)	Performance highlights reflect the CHC Committee's evaluation of Mr. Brickman's service as President, prior to being appointed CEO in July 2019.

Ricardo A. Anzaldua, Executive Vice President, General Counsel & Corporate Secretary
Performance Highlights
■	Advised the Board, senior management, and FHFA on a wide variety of legal and governance issues associated with potential conservatorship exit.
■
Effectively supported a variety of business initiatives and transformations, including the implementation of the UMBS initiative, requirements for the CSP, implementation of initiatives to align with direction provided by FHFA, Multifamily’s digital transformation, and Freddie Mac’s Modern Delivery methodology.

■	Helped lead company-wide efforts to navigate a variety of complex regulatory and legal initiatives.
■	Provided effective legal support for Board and FHFA leadership transitions to ensure a high level of client satisfaction.
■	Strong leadership in the ongoing development of Legal division staff with an increased focus on continuous learning and professional development.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Anzaldua should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

Anil D. Hinduja, Executive Vice President - Chief Risk Officer
Performance Highlights
■
Advanced the company’s risk framework through corporate policies and standards and commenced development of the compliance obligation library to set the foundation for an integrated risk and control approach.

■	Enhanced risk appetite methodology for both Financial and Operational Risks and worked actively with the Conservator on the Enterprise Capital Rule.
■	Provided leadership to address remediation of supervisory issues and developed a program for third-party risk management.
■	Strengthened capabilities within the independent risk function through learning initiatives, ongoing job rotation and recruitment of seasoned executives.
■	Continued focus on firm-wide risk management.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Hinduja should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

FREDDIE MAC | 2019 Form 10-K	283

Executive Compensation	Compensation Discussion and Analysis

Michael T. Hutchins, Executive Vice President - Investments and Capital Markets
Performance Highlights
■	Provided strong leadership of the company’s market activities, including successfully decreasing less liquid assets in an economically efficient manner.
■	Led efforts to successfully transition to the UMBS, including market readiness and exchange of legacy Freddie Mac mortgage securities for UMBS.
■	Partnered with the Single-Family business to expand cash window activities, and continued to enhance the liquidity of Freddie Mac’s traded Single-Family bonds in the secondary mortgage market.
■
Continued to meet risk management objectives, including conducting market responsive transactions in debt funding and interest-rate hedging, and efficiently meeting the company’s liquidity and funding needs.

■	Continued to improve operational capabilities, including reducing reliance on third-party vendors, strengthening resiliency and data infrastructure, and enhancing model risk management.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Hutchins should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

Donald F. Kish, Senior Vice President, Corporate Controller, Principal Accounting Officer & Interim Chief Financial Officer
Performance Highlights
■	Provided strong leadership to accounting department, including implementing several opportunities for efficiency in structure and process.
■	Supported the implementation of UMBS and CECL from a tax, accounting, and reporting perspective.
■	Continued focus on enhancing overall control framework, including successful resolution of several key outstanding identified issues.
■	Provided renewed direction for the Finance division’s data and reporting strategy initiative.
■	Provided guidance and structure to the company on the control framework to be used in its Modern Delivery development methodology.
■	Partnered with other leaders to ensure operational readiness for new initiatives, including the first STACR REMIC issuance.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Kish should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

David B. Lowman, Former Executive Vice President - Single-Family Business
Performance Highlights
■	Continued strong performance of the Single-Family business, with focus on increasing competitiveness, driving innovation, and managing risks.
■	Achieved higher Single-Family earnings in 2019 versus 2018.
■	Developed and implemented initiatives that create operational efficiencies and enhance the customer experience, including increasing the capabilities of the Loan Advisor Suite.
■	Successfully supported the launch of the UMBS on the CSP in collaboration with Fannie Mae and CSS.
■	Continued to innovate and execute CRT transactions, including issuing the first STACR REMIC transaction that is expected to deepen and broaden participation in the STACR program.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Lowman should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

FREDDIE MAC | 2019 Form 10-K	284

Executive Compensation	Compensation Discussion and Analysis

James G. Mackey, Executive Vice President - Senior Advisor; former Chief Financial Officer
Performance Highlights
■
Led the completion of several large financial transformation projects including a new capital markets accounting system, additional hedge accounting capabilities, and preparation for the implementation of the new CECL accounting standard.

■	Continued focus on enhanced analytical and reporting capabilities for both internal management reporting and external disclosures.
■	Led the transformation of the enterprise supply chain organization and processes to achieve substantial cost savings and improved efficiencies.
■
Led efforts to implement several operational improvements, which included processes to support the UMBS and CCF, and the simplification of G&A and project reporting to reduce costs and increase efficiencies.

■	Continued the successful development of management and staff in the Finance division to expand skill sets needed for future organizational success.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Mackey should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

2019 Deferred Salary
The following chart reports the actual amounts of 2019 Deferred Salary for each eligible NEO. The target amount of deferred salary for Mr. Brickman reflects prorated targets based on his participation in the EMCP prior to his appointment as CEO in July 2019. The actual amount earned in each calendar quarter is scheduled to be paid on the last pay date of the corresponding calendar quarter in 2020.
Table 79 - 2019 Deferred Salary

	2019 Actual Deferred Salary(2)

	Fixed	At-Risk				Total Actual Deferred Salary	% of Target

Named Executive Officer(1)		Conservatorship Scorecard	% of Target	Corporate Scorecard/ Individual	% of Target
Mr. Brickman(2)	$837,500	$207,188	85%	$243,750	100%	$1,288,438	97%
Mr. Anzaldua	1,250,000	318,750	85%	375,000	100%	1,943,750	97%
Mr. Hinduja	1,220,000	331,500	85%	390,000	100%	1,941,500	97%
Mr. Hutchins	1,675,000	414,375	85%	487,500	100%	2,576,875	97%
Mr. Kish	235,865	118,183	85%	139,038	100%	493,086	96%
Mr. Lowman	1,401,902	346,814	85%	408,016	100%	2,156,732	97%
Mr. Mackey	1,675,000	414,375	85%	487,500	100%	2,576,875	97%

(1)	Mr. Layton was not eligible for deferred salary in 2019 and therefore is not included in this table.

(2)	Amounts represent actual deferred salary earned by Mr. Brickman during his service as President prior to his appointment as CEO in July 2019.

FREDDIE MAC | 2019 Form 10-K	285

Executive Compensation	Compensation Discussion and Analysis

Written Agreements Relating to NEO Employment
We entered into letter agreements with each of our NEOs, other than Mr. Brickman and Mr. Kish, in connection with their hiring. The letter agreements set forth specific initial levels of Base Salary and, where applicable, Target TDC. The compensation of each NEO is subject to change by FHFA and the terms of the EMCP. See Determination of 2019 Target TDC for 2019 Target TDC including Base Salary amounts for the NEOs. There are no remaining material provisions of any of the letter agreements as they have either been superseded by the EMCP, as described above, or the provisions are no longer effective, such as sign-on bonuses that have been paid and are no longer subject to repayment. A copy of the letter agreement for each of our NEOs is filed as an exhibit, as reflected in the Exhibit Index.
In connection with his separation from the company, we entered into a Separation Agreement and General Release with Mr. Mackey. Pursuant to the terms of this agreement, Mr. Mackey will remain with the company, serving as EVP-Senior Advisor and assisting with the transition to the new CFO. During this period, his compensation will remain at the levels described in Determination of 2019 Target TDC. A copy of the Separation Agreement and General Release is filed as Exhibit 10.31.
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
Restrictive Covenant and Confidentiality Agreements

Each of our NEOs is subject to a restrictive covenant and confidentiality agreement with us. Each agreement provides that the NEO will not seek employment with designated competitors that involves performing similar duties for a specified period immediately following termination of employment, regardless of whether the executive's employment is terminated by the executive, by us, or by mutual agreement. The specified period is 24 months for Mr. Layton and 12 months for the other NEOs. During the 12-month period immediately following termination, each NEO agrees not to solicit or recruit any of our managerial employees. The agreements also provide for the confidentiality of information that constitutes trade secrets or proprietary or other confidential information. A copy of the restrictive covenant and confidentiality agreement for each of our NEOs is filed as an exhibit, as reflected in the Exhibit Index.
Recapture and Forfeiture Agreement

Freddie Mac has adopted, with the approval of FHFA, the Recapture and Forfeiture Agreement, or the Recapture Agreement. In order to participate in the EMCP, each of our NEOs has entered into a Recapture Agreement.
The Recapture Agreement provides for the recapture and/or forfeiture of Deferred Salary (including related interest) earned, paid, or to be paid pursuant to the terms of the EMCP if, after providing the required notice, our Board of Directors, in the good faith exercise of its sole discretion, determines that a Forfeiture Event has occurred. The Forfeiture Events and compensation subject to recapture and/or forfeiture are described below.
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

FREDDIE MAC | 2019 Form 10-K	286

Executive Compensation	Compensation Discussion and Analysis

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

Indemnification Agreements

We have entered into indemnification agreements with each of our executive officers (including each of our NEOs) and directors, each an indemnitee. For indemnification agreements entered into with executive officers after August 2011, the form of agreement has been revised to provide that indemnification rights under the agreement would terminate if and when the executive officer remained with Freddie Mac after ceasing to report directly to the CEO with respect to any claims arising from matters occurring after the officer no longer reported directly to the CEO. Similar indemnification rights would continue to be available to such executive officers under the Bylaws going forward. The indemnification agreements provide that we will indemnify the indemnitee to the fullest extent permitted by our Bylaws and Virginia law. This obligation includes, subject to certain terms and conditions, indemnification against all liabilities and expenses (including attorneys' fees) actually and reasonably incurred by the indemnitee in connection with any threatened or pending action, suit, or proceeding, except such liabilities and expenses as are incurred because of the indemnitee's willful misconduct or knowing violation of criminal law. The indemnification agreements provide that if requested by the indemnitee, we will advance expenses, subject to repayment by the indemnitee of any funds advanced if it is ultimately determined that the indemnitee is not entitled to indemnification. The rights to indemnification under the indemnification agreements are not exclusive of any other right the indemnitee may have under any statute, agreement, or otherwise. Our obligations under the indemnification agreements will continue after the indemnitee is no longer a director or officer of the company with respect to any possible claims based on the fact that the indemnitee was a director or officer, and the indemnification agreements will remain in effect in the event the conservatorship is terminated. The indemnification agreements also provide that indemnification for actions instituted by FHFA will be governed by the standards set forth in FHFA's Notice of Proposed Rulemaking, published in the Federal Register on November 14, 2008.

FREDDIE MAC | 2019 Form 10-K	287

Executive Compensation	Compensation Discussion and Analysis

Other Executive Compensation Considerations
Effect of Termination of Employment

The timing and payment of any unpaid portion of Deferred Salary and related interest is based upon the reason for termination, as discussed in Potential Payments Upon Termination of Employment.
Perquisites

We believe that perquisites should be a minimal part of the compensation package for our NEOs. Total annual perquisites for any NEO cannot exceed $25,000 without FHFA approval, and we do not provide a gross-up to cover any taxes due on the perquisite itself. The only perquisite provided to our NEOs during 2019 was reimbursement for assistance with personal financial planning, tax planning, and/or estate planning, up to an annual maximum benefit of $4,500, with an additional $2,500 allowance provided in the first year in which an NEO becomes eligible for the benefit.
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
The SERP II was available to employees who were participants in the company’s Pension Plan as of the date the Pension Plan was terminated. It was intended to provide participants with the full amount of the benefits to which they would have been entitled under the tax-qualified Transitional Plan (see our Annual Report on Form 10-K filed on February 19, 2015 for additional information) if that plan was not subject to certain dollar limits under the Internal Revenue Code. This was referred to as the "SERP II Benefit." Messrs. Brickman and Kish were the only NEOs who were eligible for the SERP II Benefit.
For additional information regarding these benefits, see 2019 Compensation Information for NEOs and Nonqualified Deferred Compensation.
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
Pursuant to our company policy, all employees, including our NEOs, and our directors are prohibited from:

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
FHFA's Role in Setting Compensation

Although the CHC Committee plays a significant role in considering and recommending executive compensation, FHFA is actively involved in determining such compensation in its role as our Conservator and as our regulator. The CHC Committee's authority and flexibility is, therefore, subject to certain limitations, including:

■
The powers of FHFA as our Conservator include the authority to set executive compensation. Under the terms of the Purchase Agreement, FHFA is required to consult with Treasury on any increases in compensation or new compensation arrangements for our executive officers.

FREDDIE MAC | 2019 Form 10-K	288

Executive Compensation	Compensation Discussion and Analysis

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

Changes to EMCP in 2020

On August 23, 2019, FHFA, acting as Conservator, directed us to make specified changes to the EMCP for so long as we are in conservatorship. As described in Executive Compensation—Elements of Target TDC and Determination of 2019 Target TDC for Eligible NEOs, 30% of target TDC for each NEO (other than our CEO) is at-risk deferred salary that is subject to reduction based on corporate and individual performance. This at-risk deferred salary is currently paid in end-of-quarter installments in the year following the performance year. FHFA has directed us to increase the mandatory deferral period for at-risk deferred salary received by certain executives (including our NEOs) from one year to two years. For executives hired before January 1, 2020, this change will be effective for at-risk deferred salary earned beginning January 1, 2022. For executives hired on or after January 1, 2020, the change will be effective immediately. Accordingly, at-risk deferred salary earned by our current NEOs (other than our CEO) beginning January 1, 2022 will be paid in quarterly installments in the second year following the performance year. For example, at-risk deferred salary earned in 2022 will be paid in quarterly installments in 2024. Because our CEO does not receive deferred salary, his compensation will not be affected by this change.
FHFA also has directed us to limit base salaries for all of our employees to $600,000 for so long as we are in conservatorship.
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
Compensation and Human Capital Committee Report
The Compensation and Human Capital Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
This report is respectfully submitted by the members of the Compensation and Human Capital Committee.

Lance F. Drummond, Chair
Mark H. Bloom
Aleem Gillani
Christopher E. Herbert

FREDDIE MAC | 2019 Form 10-K	289

Executive Compensation	Compensation and Risk

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
The assessment was discussed with the CHC Committee in January 2020. Management's conclusion, with which the CHC Committee concurred, is that the company's compensation programs and practices do not encourage unnecessary or excessive risk behaviors in pursuit of Corporate or Conservatorship Scorecard objectives or otherwise, and the programs and practices would not be reasonably likely to have a material adverse effect on Freddie Mac.

FREDDIE MAC | 2019 Form 10-K	290

Executive Compensation	CEO Pay Ratio

CEO PAY RATIO
SEC rules require annual disclosure of the ratio of a company's CEO's total annual compensation to that of its median employee. For 2019, we used the 2018 median employee who we identified as of November 25, 2018 using payroll data as reported on Form W-2, Box 5 and annualized the compensation for individuals that had not worked the full year. In October 2019, after internal review and analysis and pursuant to SEC rules, we determined to use the same median employee for the calculation of the 2019 CEO Pay Ratio as we did for the calculation of the 2018 CEO Pay Ratio because we have not made significant recent changes to our compensation programs and the median employee identified in 2018 remains representative of our employee population. We calculated that employee's total annual compensation for 2019 using the same method required for calculating the CEO's (and other NEOs') total annual compensation for purposes of Table 81 - Summary Compensation Table.
The table below sets forth the total annual compensation for our CEO and median employee and the ratio between the two.
Table 80 - CEO Pay Ratio

	CEO Pay Ratio
Employee	Total Compensation	Ratio
David M. Brickman (CEO)	$651,000(1)	4.34 to 1
Median Employee	150,065

(1)	Represents the annualized compensation for Mr. Brickman because he was serving as CEO on the date we determined our median employee for 2019.

Per the Equity in Government Compensation Act of 2015, our CEO's compensation is limited to a base salary of $600,000 along certain benefits, including contributions made under our tax-qualified Thrift/401(k) Plan and accruals earned pursuant to the SERP Benefit. See CEO Compensation for further discussion. Given the different methodologies that companies may use to determine their CEO pay ratio, the ratio reported above should not be used as a basis for comparison between companies.

FREDDIE MAC | 2019 Form 10-K	291

Executive Compensation	Environmental, Social, and Governance Practices

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE PRACTICES
Freddie Mac's mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are committed to managing the risks and opportunities that arise from Environmental, Social, and Governance (ESG) issues in connection with executing our mission. We have a responsibility to operate in a sustainable way and to be a leader in environmental sustainability, both in the way we conduct our business and the products we offer. We are dedicated to maintaining an inclusive workplace where employees feel valued and engaged. We evaluate and enhance our practices each year with a focus on three key elements: our environmental footprint, our community, and our people. Here are highlights of our programs, initiatives, and accomplishments for 2019.

FREDDIE MAC | 2019 Form 10-K	292

Executive Compensation	Environmental, Social, and Governance Practices

Social

Serving the Community

We demonstrate our commitment to serving our community through engagement efforts and innovations to our products, including those meant to support low- and moderate-income housing, underserved markets, and first-time homebuyers and provide distressed borrowers access to mortgage loan funding with better terms.

Business Practices and Innovation

- Expanded programs and outreach capabilities to better serve low- and moderate-income borrowers and underserved markets
- Supported access to affordable housing by: improving effectiveness of pre-purchase and early delinquency counseling for borrowers; expanding our ability to support borrowers who do not have a credit score; implementing the Duty to Serve Underserved Markets plan; and increased support for first-time home buyers
- Actively promoted sustainability financing
- Helped distressed borrowers keep their homes or avoid foreclosure

Community Service and Engagement

More than 13,000 employee hours were volunteered through company programs and initiatives; examples include:

- Our relationship with and participation in events with Habitat for Humanity
- Employee and company support of financial literacy programming for current and aspiring homeowners
- Provided over 1,000 hours of pro bono legal services to disadvantaged populations
- Awarded the 2019 Laurie D. Zelon Pro Bono Award by the Pro Bono Institute for providing exemplary pro bono service

Investing in Our People

We are committed to attracting and retaining top talent by creating an inclusive and rewarding experience for all employees. We believe that diverse perspectives make us a stronger company and are dedicated to programs and initiatives that create opportunities for growth and development, recognize and reward performance, and support employees' physical, emotional, and financial well-being.

Inclusion and Diversity

We are a majority minority company, and women make up nearly half of our workforce. We are committed to attracting and retaining a diverse workforce with a variety of perspectives and to compensating our employees fairly and equitably based on performance, regardless of race or gender. Programs and initiatives include:

- Inclusion and diversity goals and metrics in our Corporate and Conservatorship Scorecards affect compensation determinations
- The company sponsors ERGs celebrating inclusion and diversity through opportunities for leadership, development, community outreach, and cultural enrichment, including groups based on: gender, ethnicity, LGBTQ+, ability, environment and sustainability, military service and veterans, working parents, and early-career professionals
- Each Division has an Inclusion Council
- The company sponsors an internship program for recently graduated individuals with autism

Our inclusion and diversity programs were recognized with the following awards:

- 2019 Best Places to Work for Disability Inclusion with a 100% score on Disability Equality Index from Disability:IN
- 2019 Best Place to Work for LGBTQ Equality with a 100% score on Corporate Equality Index from the Human Rights Campaign
- 2019 Best Companies for Multicultural Women from Working Mother Magazine
- 2019 National Association for Female Executives – Top Company for Executive Women
- 2019 Diversity Leader Award from the Profiles in Diversity Journal

Employee Well-being

We offer compensation, benefits, and employee resources and programs that support our commitment to employees' total well-being and are designed for every life and career stage, such as:

- A variety of health and wellness options including an onsite healthcare and fitness center
- Leave offerings that include maternity, paternity, and adoption leave
- Access to affordable back-up child and elder care
- Financial assistance to help employees with:
  - Down payment and closing costs in connection with purchasing their first home
  - Student loan debt repayment
  - Adoption and surrogacy expenses
- Flexible work arrangements
- Reimbursement for qualified education expenses as well as comprehensive educational opportunities through our in-house learning platform to help employees take ownership of their continuous learning journey

FREDDIE MAC | 2019 Form 10-K	293

Executive Compensation	Environmental, Social, and Governance Practices

FREDDIE MAC | 2019 Form 10-K	294

Executive Compensation	2019 Compensation Information for NEOs

2019 COMPENSATION INFORMATION FOR NEOs
The following sections set forth compensation information for our NEOs: our CEO, interim CFO, the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2019, anyone who served as our CEO or CFO in 2019, and any executive officer who was not serving as an executive officer as of December 31, 2019, who otherwise would have been one of the three most highly compensated executive officers in 2019.
Summary Compensation Table
Table 81 - Compensation Summary

		Salary		Bonus	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Named Executive Officer	Year	Earned During Year(1)	Deferred(2)
David M. Brickman(5)	2019	$600,000	$837,500	$—	$456,867	$112,621	$2,006,988
Chief Executive Officer	2018	500,000	1,507,478	—	867,919	163,266	3,038,663

Ricardo A. Anzaldua(5)	2019	500,000	1,250,000	—	702,873	68,745	2,521,618
EVP - General Counsel & Corporate Secretary

Anil D. Hinduja(5)	2019	600,000	1,220,000	—	730,988	117,651	2,668,639
EVP - Chief Risk Officer

Michael T. Hutchins(6)	2019	600,000	1,675,000	—	913,735	123,634	3,312,369
EVP - Investments & Capital Markets	2018	500,000	1,575,208	—	897,202	98,862	3,071,272
	2017	490,447	1,394,575	—	804,358	89,305	2,778,685

Donald F. Kish(5)	2019	414,712	235,865	—	260,603	73,227	984,407
SVP - Corporate Controller, Principal Accounting Officer & Interim Chief Financial Officer

Donald H. Layton	2019	297,692	—	—	—	26,142	323,834
Former Chief Executive Officer	2018	600,000	—	—	—	51,000	651,000
	2017	600,000	—	—	—	51,000	651,000

David B. Lowman	2019	505,385	1,401,902	—	764,756	106,312	2,778,355
Former EVP - Single-family Business	2018	500,000	1,775,000	—	983,580	100,620	3,359,200
	2017	500,000	1,763,818	—	964,588	92,496	3,320,902

James G. Mackey	2019	600,000	1,675,000	—	913,735	123,634	3,312,369
EVP - Senior Advisor, former Chief Financial Officer	2018	500,000	1,775,000	—	983,580	100,620	3,359,200
	2017	500,000	1,763,818	—	964,588	92,496	3,320,902

(1)	Amounts shown reflect Base Salary earned during the year.

(2)
Amounts shown reflect Fixed Deferred Salary earned during the year. The interest rate for Fixed Deferred Salary earned during 2019, 2018, and 2017 was 1.315%, 0.880%, and 0.425%, respectively, which is equal to 50% of the one-year Treasury Bill rate as of December 31 of the applicable prior year. Fixed Deferred Salary earned during each quarter is paid in cash on the last pay date of the corresponding quarter in the following year, along with accrued interest. The remaining portion of Deferred Salary is reported in "Non-Equity Incentive Plan Compensation" and is referred to as "At-Risk" because it is subject to reduction based on corporate and individual performance. Interest on Fixed Deferred Salary earned during 2019, 2018, and 2017 is included in All Other Compensation.

(3)
Amounts shown reflect At-Risk Deferred Salary earned during each year as well as interest on that At-Risk Deferred Salary. The interest rate for At-Risk Deferred Salary earned during 2019, 2018, and 2017 was the same as noted for the interest rate for the Fixed Deferred Salary. At-Risk Deferred Salary earned during each quarter is paid in cash on the last pay date of the corresponding quarter in the following year. See Determination of 2019 At-Risk Deferred Salary.

FREDDIE MAC | 2019 Form 10-K	295

Executive Compensation	2019 Compensation Information for NEOs

(4)
Amounts for 2019 reflect: (i) contributions made under our tax-qualified Thrift/401(k) Plan for plan year 2019; (ii) accruals earned pursuant to the SERP Benefit for plan year 2019; and (iii) interest on Fixed Deferred Salary earned during 2019. The amounts for 2019 are as follows:

Named Executive Officer	Thrift/401(k) Plan Contributions	SERP Benefit Accruals	Interest on Fixed Deferred Salary
Mr. Brickman	$23,800	$77,808	$11,013
Mr. Anzaldua	12,262	40,046	16,437
Mr. Hinduja	23,800	77,808	16,043
Mr. Hutchins	23,800	77,808	22,026
Mr. Kish	23,800	46,325	3,102
Mr. Layton	23,461	2,681	—
Mr. Lowman	22,108	65,769	18,435
Mr. Mackey	23,800	77,808	22,026
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
Perquisites are valued at their aggregate incremental cost to us. During the years reported, the aggregate value of perquisites received by all NEOs was less than $10,000. Therefore, in accordance with SEC rules, amounts shown under "All Other Compensation" do not include perquisites.

(5)
Pursuant to SEC reporting requirements, because Messrs. Anzaldua, Hinduja, and Kish were not NEOs in 2017 or 2018, and Mr. Brickman was not an NEO in 2017, prior year information is not required to be disclosed.

(6)
Amounts reported for Mr. Hutchins in the Salary-Earned During Year, Salary-Deferred, and Non-Equity Incentive Plan Compensation columns are less than the corresponding annual target amounts for 2017 because he took additional vacation as leave without pay during that year.

Grants of Plan-Based Awards
The following table contains information concerning grants of plan-based awards to each of the NEOs during 2019. The Purchase Agreement prohibits us from issuing equity securities without Treasury's consent. No stock awards were granted during 2019. For a description of the performance and other measures used to determine payouts, see Elements of Target Total Direct Compensation, Determination of 2019 Target TDC for NEOs, Determination of 2019 At-Risk Deferred Salary, and 2019 Deferred Salary.

FREDDIE MAC | 2019 Form 10-K	296

Executive Compensation	2019 Compensation Information for NEOs

Table 82 - Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)
Named Executive Officer(1)	At-Risk Deferred Salary Award	Threshold	Target/Maximum
Mr. Brickman(3)	Conservatorship Scorecard	$—	$243,750
	Corporate Scorecard/Individual	—	243,750
	Total	—	487,500

Mr. Anzaldua	Conservatorship Scorecard	—	375,000
	Corporate Scorecard/Individual	—	375,000
	Total	—	750,000

Mr. Hinduja	Conservatorship Scorecard	—	390,000
	Corporate Scorecard/Individual	—	390,000
	Total	—	780,000

Mr. Hutchins	Conservatorship Scorecard	—	487,500
	Corporate Scorecard/Individual	—	487,500
	Total	—	975,000

Mr. Kish	Conservatorship Scorecard	—	139,038
	Corporate Scorecard/Individual	—	139,038
	Total	—	278,076

Mr. Lowman	Conservatorship Scorecard	—	408,016
	Corporate Scorecard/Individual	—	408,016
	Total	—	816,032

Mr. Mackey	Conservatorship Scorecard	—	487,500
	Corporate Scorecard/Individual	—	487,500
	Total	—	975,000

(1)	Mr. Layton was not eligible to receive Deferred Salary in 2019 and therefore is not included in this table.

(2)
The amounts reported reflect At-Risk Deferred Salary granted in 2019 which is subject to reduction based on: (i) corporate performance against the Conservatorship Scorecard; and (ii) the company's performance against the Corporate Scorecard goals and an officer's individual performance. The amount of At-Risk Deferred Salary actually earned can range from 0% of target (reported in the Threshold column) to a maximum of 100% of target (reported in the Target/Maximum column). Actual At-Risk Deferred Salary amounts earned during 2019 are reported in the Non-Equity Incentive Plan Compensation column of Table 81 - Summary Compensation Table.

(3)	Represents amounts Mr. Brickman was eligible to earn in 2019 while serving as President prior to being appointed CEO.
Outstanding Equity Awards at Fiscal Year-End
None of the NEOs had unexercised options or unvested RSUs as of December 31, 2019.
Option Exercises and Stock Vested
None of the NEOs exercised options or had RSUs vest during 2019.
Pension Benefits
No Pension Benefits table is presented here as the Pension Plan termination was completed in 2015. For additional information, see Other Executive Compensation Considerations.

FREDDIE MAC | 2019 Form 10-K	297

Executive Compensation	2019 Compensation Information for NEOs

Nonqualified Deferred Compensation
Non-qualified deferred compensation for the NEOs consists of the SERP Benefit and, for those NEOs who were eligible for the Transitional Plan (or those NEOs who may have deferred Roth contributions into their Thrift/401(k) Plan account), the SERP II Benefit. The SERP and SERP II are unfunded, non-qualified defined contribution plans designed to provide participants with the full amount of benefits to which they would have been entitled under the Thrift/401(k) Plan and Transitional Plan (for those NEOs eligible) if these plans were not subject to certain dollar limits under the Internal Revenue Code.
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
To be eligible for the SERP Benefit, the NEO must be eligible for matching contributions and the 2.5% contribution under the Thrift/401(k) Plan for part of the year, as discussed in Footnote 4 to Table 81 - Summary Compensation Table. In addition, to be eligible for the portion of the SERP Benefit attributable to employer matching contributions, the NEO must contribute the maximum amount permitted under the terms of the Thrift/401(k) Plan on either a pre- or post-tax basis.
The SERP II Benefit provided an accrual for each year an NEO participated in the Transitional Plan equal to the amount of the employer contribution that would have been made to the Transitional Plan for the year, without application of the Internal Revenue Code limits, less the amount of the contribution actually made to the Transitional Plan, but does not take into account pay that exceeds two times the NEO's Base Salary. The SERP II also provides participants with the flexibility to make Roth contributions to the Thrift/401(k) Plan and still receive employer matching contributions as noted above.
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

FREDDIE MAC | 2019 Form 10-K	298

Executive Compensation	2019 Compensation Information for NEOs

Table 83 - SERP and SERP II Benefits

Named Executive Officer	Executive Contribution in Last FY ($)(1)	Freddie Mac Accruals in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Balance at Last FYE ($)(4)
Mr. Brickman
SERP Benefit	$—	$77,808	$160,852	$—	$895,708
SERP II Benefit	—	—	66,630	—	369,019
Mr. Anzaldua
SERP Benefit	—	40,046	203	—	40,250
Mr. Hinduja
SERP Benefit	—	77,808	45,994	—	281,224
Mr. Hutchins
SERP Benefit	—	77,808	20,472	—	388,300
Mr. Kish
SERP Benefit	—	46,325	53,848	—	328,719
SERP II Benefit	—	—	18,799	—	119,412
Mr. Layton
SERP Benefit	—	2,681	56,674	—	325,175
Mr. Lowman
SERP Benefit	—	65,769	55,600	—	432,538
Mr. Mackey
SERP Benefit	—	77,808	32,494	—	376,834

(1)	The SERP and SERP II do not allow for employee contributions.

(2)
Amounts reported reflect accruals under the SERP during 2019, including the 2.5% contribution accruals which will be allocated to NEO accounts in 2020. These amounts are also reported in the "All Other Compensation" column in Table 81 - Summary Compensation Table.

(3)	Amounts reported represent the total interest and other earnings credited to each NEO under the SERP and SERP II Benefits.

(4)
Amounts reported reflect the accumulated balances under the SERP and SERP II Benefits for each NEO and include the plan year 2019 accruals noted in footnote 2 above. All NEOs are fully vested in their SERP and, for Messrs. Brickman and Kish, their SERP II, Benefit account balances.

The following 2018 SERP Benefit accrual amounts were reported in the "All Other Compensation" column in the 2018 Summary Compensation Table as compensation for each NEO for whom accruals were made during 2018: Mr. Layton: $27,625, Mr. Mackey: $61,625, Mr. Hutchins: $61,625, Mr. Lowman: $61,625, and Mr. Brickman: $108,750. See our Annual Report on Form 10-K filed on February 14, 2019.
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

FREDDIE MAC | 2019 Form 10-K	299

Executive Compensation	2019 Compensation Information for NEOs

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

The table below describes the compensation and benefits that would have been payable to each NEO had the officer terminated his employment under various circumstances as of December 31, 2019. Messrs. Layton and Lowman are excluded from this table because they were not employed by the company as of December 31, 2019.
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
The table below also does not include stock options or RSUs, as there were no outstanding stock options or RSUs held by NEOs as of December 31, 2019.
Table 84 - Compensation and Benefits if NEO Terminated Employment as of December 31, 2019

Named Executive Officer	Death	Disability	Retirement(1)	All Other Not For Cause Terminations(2)
David M. Brickman(3)
Deferred Salary:
Fixed	$837,500	$837,500		$619,750
At Risk-Conservatorship Scorecard(4)	243,750	243,750		207,188
At Risk-Corporate Scorecard/Individual(5)	243,750	243,750		243,750
Interest on Deferred Salary(6)	15,252	17,424		14,080
Total	$1,340,252	$1,342,424		$1,084,768

Ricardo A. Anzaldua
Deferred Salary:
Fixed	$1,250,000	$1,250,000	$1,250,000
At Risk-Conservatorship Scorecard(4)	375,000	375,000	318,750
At Risk-Corporate Scorecard/Individual(5)	375,000	375,000	375,000
Interest on Deferred Salary(6)	16,410	26,300	25,560
Total	$2,016,410	$2,026,300	$1,969,310

FREDDIE MAC | 2019 Form 10-K	300

Executive Compensation	2019 Compensation Information for NEOs

Anil D. Hinduja
Deferred Salary:
Fixed	$1,220,000	$1,220,000		$902,800
At Risk-Conservatorship Scorecard(4)	390,000	390,000		331,500
At Risk-Corporate Scorecard/Individual(5)	390,000	390,000		390,000
Interest on Deferred Salary(6)	16,410	26,300		21,360
Total	$2,016,410	$2,026,300		$1,645,660

Michael T. Hutchins
Deferred Salary:
Fixed	$1,675,000	$1,675,000	$1,675,000
At Risk-Conservatorship Scorecard(4)	487,500	487,500	414,375
At Risk-Corporate Scorecard/Individual(5)	487,500	487,500	487,500
Interest on Deferred Salary(6)	21,744	34,848	33,886
Total	$2,671,744	$2,684,848	$2,610,761

Donald F. Kish
Deferred Salary:
Fixed	$235,865	$235,865		$174,540
At Risk-Conservatorship Scorecard(4)	139,038	139,038		118,183
At Risk-Corporate Scorecard/Individual(5)	139,038	139,038		139,038
Interest on Deferred Salary(6)	4,095	6,758		5,678
Total	$518,036	$520,699		$437,439

James G. Mackey
Deferred Salary:
Fixed	$1,675,000	$1,675,000		$1,239,500
At Risk-Conservatorship Scorecard(4)	487,500	487,500		414,375
At Risk-Corporate Scorecard/Individual(5)	487,500	487,500		487,500
Interest on Deferred Salary(6)	21,744	34,848		28,159
Total	$2,671,744	$2,684,848		$2,169,534

(1)	Messrs. Anzaldua and Hutchins are the only retirement-eligible NEOs under the EMCP.

(2)
All Other Not For Cause Terminations refer to voluntary terminations other than for retirement and involuntary terminations other than for cause. No amount is shown for Messrs. Anzaldua and Hutchins because they are retirement eligible. In accordance with early termination provisions in the EMCP, the amounts disclosed for Deferred Salary: Fixed for all other NEOs have been reduced by 26% to reflect a December 31, 2019 termination event.

(3)
Amounts reported for Mr. Brickman include deferred compensation payable to him earned while he served as President prior to becoming CEO. As CEO, he is not eligible for any additional compensation in connection with a termination of employment.

(4)
The amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard reflect the funding level determined by FHFA with respect to performance against the 2019 Conservatorship Scorecard. In cases of death or disability, the process for determining funding level is waived if the funding level has not been determined at the date of termination.

(5)
The amounts reported for Deferred Salary: At Risk-Corporate Scorecard/Individual in the Retirement and All Other Not For Cause Terminations columns reflect the assessment of 2019 performance approved by the CHC Committee and FHFA. For death or disability, the provisions are the same as for the amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard.

(6)
Interest on Deferred Salary is accrued and paid in accordance with the terms of the EMCP. The amount of interest in the Death column assumes that payment occurs on the 90th day following the date of death, which is assumed to be December 31, 2019.

FREDDIE MAC | 2019 Form 10-K	301

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP
Our only class of voting stock is our common stock. Upon its appointment as Conservator, FHFA immediately succeeded to the voting rights of holders of our common stock. The following table shows the beneficial ownership of our common stock as of February 11, 2020 by our current directors, our NEOs, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. As of February 11, 2020, each director and NEO, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. We ceased paying our executives and directors stock-based compensation when we entered conservatorship. In addition, the Purchase Agreement prohibits us from issuing any of our equity securities, including as compensation to our directors and executive officers, without the prior written consent of Treasury, and no equity securities, other than the senior preferred stock issued to Treasury, have been issued since we entered conservatorship. In addition, company policy prohibits directors and executive officers from engaging in transactions involving our equity securities, except selling company securities owned prior to the implementation of the policy. See Executive Compensation - Other Executive Compensation Considerations - Stock Ownership, Hedging and Pledging Policies for additional information. Unless otherwise noted, the information presented below is based on information provided to us by the individuals or entities specified in the table.
Stock Ownership By Directors and Executive Officers
Table 85 - Stock Ownership by Directors and Executive Officers

Directors and Named Executive Officers	Position		Common Stock Beneficially Owned Excluding Stock Options(1)		Stock Options Exercisable Within 60 Days of Feb. 11, 2020	Total Common Stock Beneficially Owned
Mark H. Bloom	Director		—		—	—
Kathleen L. Casey	Director
Lance F. Drummond	Director		—		—	—
Aleem Gillani	Director		—		—	—
Christopher E. Herbert	Director	—	—		—	—
Grace A. Huebscher	Director		—	—	—	—
Sara Mathew	Director		—		—	—
Saiyid T. Naqvi	Director		—		—	—
David M. Brickman	Director & Chief Executive Officer		3,395		—	3,395(2)
Ricardo A. Anzaldua	EVP - General Counsel & Corporate Secretary		—		—	—
Anil D. Hinduja	EVP - Chief Enterprise Officer		—		—	—
Michael T. Hutchins	EVP - Investments and Capital Markets		—		—	—
Donald F. Kish	SVP, Corporate Controller, Principal Accounting Officer & Interim Chief Financial Officer		—		—	—
Donald H. Layton	Former Chief Executive Officer		—		—	—
David B. Lowman	Former EVP - Single-family Business		—		—	—
James G. Mackey	EVP - Senior Advisor; former Chief Financial Officer		—		—	—
All directors and executive officers as a group (20 persons)			9,932		—	9,932

FREDDIE MAC | 2019 Form 10-K	302

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(1)	Includes shares of stock beneficially owned as of February 11, 2020.

(2)	Represents shares of stock beneficially owned prior to the company's entry into conservatorship.
Stock Ownership by Greater-Than 5% Holders
Table 86 - Stock Ownership by Greater Than 5% Holders

5% Holders(1)	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable(2)	79.9%

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
We have no shares of common stock available for issuance upon the exercise of options, warrants, and rights under our existing equity compensation plans at December 31, 2019. Prior to conservatorship, stockholders approved the Employee Stock Purchase Plan, the 2004 Stock Compensation Plan, and the 1995 Stock Compensation Plan (together, the Employee Plans), and the 1995 Directors' Stock Compensation Plan (the Directors' Plan). The authorizations to issue shares of common stock under the Employee Plans and Directors' Plan have expired pursuant to their respective terms. Therefore, we are not providing an Equity Compensation Table.

FREDDIE MAC | 2019 Form 10-K	303

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
TRANSACTIONS WITH 5% SHAREHOLDERS
In connection with our entry into conservatorship, we issued a warrant to Treasury to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis. There have been a number of transactions between us and Treasury since the beginning of 2019, as discussed in MD&A — Consolidated Results of Operations, MD&A — Liquidity and Capital Resources, MD&A — Conservatorship and Related Matters, MD&A — Regulation and Supervision, Note 2, Note 8, and Note 11.
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

FREDDIE MAC | 2019 Form 10-K	304

Certain Relationships and Related Transactions

TRANSACTIONS WITH INSTITUTIONS RELATED TO DIRECTORS
In the ordinary course of business, we were a party during 2019, and expect to continue to be a party during 2020, to certain business transactions with institutions affiliated with members of our Board. Management believes that the terms and conditions of the transactions were no more and no less favorable to us than the terms of similar transactions with unaffiliated institutions to which we are, or expect to be, a party. None of these transactions were required to be disclosed under SEC rules.
TRANSACTIONS WITH INSTITUTIONS RELATED TO EXECUTIVE OFFICERS
There were no transactions with institutions related to executive officers in 2019 that were required to be disclosed under SEC rules.
CONSERVATORSHIP AGREEMENTS
Treasury, FHFA, and the Federal Reserve have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See MD&A — Conservatorship and Related Matters and Note 2.

FREDDIE MAC | 2019 Form 10-K	305

Principal Accounting Fees and Services

Principal Accounting Fees and Services
DESCRIPTION OF FEES
PricewaterhouseCoopers LLP has served as our independent public accountants since 2002. The following is a description of fees billed to us by PricewaterhouseCoopers LLP during 2019 and 2018.
Auditor Fees(1)
Table 87 - Auditor Fees

(In thousands)	2019	2018
Audit Fees(2)	$19,861	$21,420
Audit-Related Fees(3)	7,220	8,325
Tax Fees(4)	128	105
All Other Fees(5)	49	278
Total	$27,258	$30,128

(1)	These fees represent amounts billed (including reimbursable expenses within the designated year).

(2)	Audit fees include fees in connection with quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements.

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

(5)
All other fees include: (i) our subscription to a web-based suite of human resources benchmark data; (ii) our subscription to accounting research and disclosure software; and (iii) non-audit advice and recommendations related to the procurement process and technology implementation in the governance process.

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
The Sarbanes-Oxley Act of 2002 and related SEC rules require that all services provided to companies subject to the reporting requirements of the Exchange Act by their independent auditors be pre-approved by their audit committee or by authorized members of the committee, with certain exceptions. The Audit Committee's charter requires that the Audit Committee pre-approve any audit services, and any non-audit services permitted under applicable law, to be performed by our independent auditors (or to designate one or more members of the Audit Committee to pre-approve such services and report such pre-approval to the Audit Committee).
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

FREDDIE MAC | 2019 Form 10-K	306

Principal Accounting Fees and Services

The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed by our independent public accounting firm in 2019 and 2018.
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

FREDDIE MAC | 2019 Form 10-K	307

Exhibits and Financial Statement Schedules

Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
(1) Consolidated Financial Statements
The consolidated financial statements required to be filed in this Form 10-K are included in Financial Statements and Supplementary Data.
(2) Financial Statement Schedules
None.
(3) Exhibits
An Exhibit Index has been filed as part of this Form 10-K beginning on page 318.

FREDDIE MAC | 2019 Form 10-K	308

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

■	AMI - Area Median Income.

■	AOCI - Accumulated other comprehensive income (loss), net of taxes.

■	ARM - Adjustable-rate mortgage - A mortgage loan with an interest rate that adjusts periodically over the life of the loan based on changes in a benchmark index.

■	ASC - Accounting Standards Codification.

■	ASU - Accounting Standards Update.

■	Back-end coverage type - Applies to transactions in which the credit risk transfer occurs after our purchase of the loan.

■	Board - Board of Directors.

■	Bps - Basis points - One one-hundredth of 1%. This term is commonly used to quote the yields of debt instruments or movements in interest rates.

■
B tranches - The most junior tranches in a typical STACR debt note, STACR Trust note structure, or ACIS transaction. B tranches provide credit support to the tranches that have higher seniority. Any losses on mortgage loans in the reference pool due to certain credit events are allocated in reverse sequential order, beginning with the most subordinate B tranche outstanding, until the balances of all of the B tranches reach zero. Freddie Mac may retain all or a portion of the B tranches.

■
CCF - Conservatorship Capital Framework - An economic capital system with detailed formulae provided by FHFA that is used to evaluate and manage our financial risk and to make economic business decisions while in conservatorship.

■	CCO - Chief Compliance Officer.

■	CD&A - Compensation Discussion and Analysis.

■
CECL - The Current Expected Credit Losses impairment model as defined by FASB ASC Topic 326, Financial Instruments - Credit Losses, pursuant to ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; ASU 2019-04, Codification Improvements to Financial Instruments - Credit Losses (Topic 326); ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument; and ASU 2019-11, Codification Improvements to Financial Instruments - Credit Losses (Topic 326).

■	CEO - Chief Executive Officer.

■	CFO - Chief Financial Officer.

■	CFPB - Consumer Financial Protection Bureau.

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

■	Charter - The Federal Home Loan Mortgage Corporation Act, as amended, 12 U.S.C. § 1451 et seq.

FREDDIE MAC | 2019 Form 10-K	309

Glossary

■	CHC Committee - The Compensation and Human Capital Committee of the Board.

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

■
Conforming loan/Conforming loan limit - A conventional single-family loan with an original principal balance that is equal to or less than the applicable statutory conforming loan limit, which is a dollar amount cap on the original principal balance of single-family loans we are permitted by law to purchase or securitize. The conforming loan limit is determined annually based on changes in FHFA's house price index.

■	Conservator - The FHFA, acting in its capacity as Conservator of Freddie Mac.

■	Conservatorship Capital - The capital needed under the CCF for analysis of transactions and business.

■
Conservatorship Scorecard - FHFA's mechanism for outlining specific conservatorship priorities for Freddie Mac, Fannie Mae (the Enterprises), and their joint venture, Common Securitization Solutions, LLCSM.

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

■
Credit enhancement - A financial arrangement that is designed to reduce credit risk by partially or fully compensating an investor in a mortgage or security (e.g., Freddie Mac) in the event of specified losses. Examples of credit enhancements include insurance, CRT transactions, overcollateralization, indemnification agreements, and government guarantees.

■	Credit losses - Consists of charge-offs and REO operations (income) expense, which are both net of recoveries.

■	Credit-related expense - Consists of our benefit (provision) for credit losses, credit enhancement expense, and REO operations expense.

■	Credit risk transfer (CRT) transactions - Arrangements where we actively transfer the credit risk exposure on mortgages that we own or guarantee.

■
Credit score - Credit score data is based on FICO scores, a credit scoring system developed by Fair, Isaac and Co. FICO scores are currently the most commonly used credit scores. FICO scores are ranked on a scale of approximately 300 to 850 points with a higher value indicating a lower likelihood of credit default.

●    Original credit score - The credit score of the borrower at the time of loan origination or our purchase.
●    Current credit score - The credit score of the borrower as of the first month of the most recent quarter.

■	CRO - Chief Risk Officer.

■	CSS - Common Securitization Solutions, LLC.

■	CSP - Common Securitization Platform.

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

■
December 2017 Letter Agreement - An agreement the Conservator, acting on our behalf, entered into with Treasury on December 21, 2017 to amend the Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms, and Conditions of Variable Liquidation Preference Senior Preferred Stock (Par Value $1.00 Per Share) dated September 27, 2012.

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

■	Delivery fee - An upfront fee charged to sellers above base contractual guarantee fees to compensate us for higher levels

FREDDIE MAC | 2019 Form 10-K	310

Glossary

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

■	Duration - Duration is a measure of a financial instrument's price sensitivity to changes in interest rates.

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

■	ERC - Enterprise Risk Committee.

■	ERM - Enterprise Risk Management.

■	ERP - Enterprise Risk Policy - The ERP sets forth the core components of the enterprise risk framework that defines how we identify, assess, manage, control, and report on risks.

■	EVP - Executive Vice President.

■	Exchange Act - Securities Exchange Act of 1934, as amended.

■	Fannie Mae - Federal National Mortgage Association.

■	FASB - Financial Accounting Standards Board.

■	Federal Reserve - Board of Governors of the Federal Reserve System.

■	FHA - Federal Housing Administration.

■	FHFA - Federal Housing Finance Agency - An independent agency of the U.S. government with responsibility for regulating Freddie Mac, Fannie Mae, and the FHLBs.

■	FHLB - Federal Home Loan Bank.

■	55-day MBS - A single-class pass-through security with a 55-day payment delay for non-TBA-eligible fixed-rate mortgage loans. Freddie Mac began issuing 55-day MBS on and after June 3, 2019.

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

■	Freddie Mac mortgage-related securities - Securities we issue and guarantee that are backed by mortgages.

■	Front-end coverage type - Applies to transactions in which the credit risk transfer occurs prior to, or simultaneously with, our purchase of the loan.

■	GAAP - Generally accepted accounting principles in the United States of America.

■
Giant PCs - Resecuritizations of previously issued PCs or Giant PCs. Giant PCs are single-class securities that involve the straight pass through of all cash flows of the underlying collateral to holders of the beneficial interests.

■
Giant MBS - Resecuritizations of newly issued 55-day MBS (and/or Giant MBS), and/or 55-day MBS (and/or Giant MBS) that Freddie Mac has issued in exchange for non-TBA-eligible PCs and non-TBA-eligible Giant PCs that have been

FREDDIE MAC | 2019 Form 10-K	311

Glossary

delivered to Freddie Mac in response to the exchange offer. Giant MBS are single-class securities that involve the direct pass-through of all cash flows of the underlying collateral to holders of the beneficial interests.

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

■
Integrated Mortgage Insurance (IMAGIN) - An insurance-based offering that provides loan-level protection for loans with 80% and higher LTV ratios. IMAGIN is designed to expand and diversify sources of private capital supporting low down payment lending, while enabling better management of taxpayer exposure to our mortgage and counterparty risks. Mortgage insurance provided for each loan is generally underwritten by a group of insurers and reinsurers. IMAGIN is offered to a broad range of Freddie Mac sellers, who can choose IMAGIN or traditional primary mortgage insurance at their discretion.

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

■	Investment gains (losses), net - Consists of gains and losses from mortgage loans, investment securities, debt, and derivatives.

■	IRS - Internal Revenue Service.

■	K Certificates - Structured pass-through certificates backed primarily by recently originated multifamily loans purchased by Freddie Mac.

■
Legacy and relief refinance single-family loan portfolio - Consists of loans in our single-family credit guarantee portfolio that were originated in 2008 and prior, as well as relief refinance loans, including HARP loans that were originated after 2008.

■
Level 1 Securitization Products - Single-class pass-through securities that represent undivided beneficial interests in trusts that hold pools of loans. These products include UMBS, 55-day MBS, and PCs.

■	LIBOR - London Interbank Offered Rate.

■
LIHTC partnerships - Low-income housing tax credit partnerships - These LIHTC partnerships invest directly in limited partnerships that own and operate affordable multifamily rental properties that generate federal income tax credits and deductible operating losses.

■	LLC - Limited liability company.

FREDDIE MAC | 2019 Form 10-K	312

Glossary

■
Liquidation preference - Generally refers to an amount that holders of preferred securities are entitled to receive out of available assets upon liquidation of a company. The initial liquidation preference of our senior preferred stock was $1.0 billion. The aggregate liquidation preference of our senior preferred stock includes the initial liquidation preference plus amounts funded by Treasury under the Purchase Agreement, as well as $3.0 billion added pursuant to the December 2017 Letter Agreement. Pursuant to the September 2019 Letter Agreement, the liquidation preference will be increased, at the end of each fiscal quarter, beginning on September 30, 2019, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter, until the liquidation preference has increased by $17.0 billion. In addition, dividends not paid in cash are added to the liquidation preference of the senior preferred stock. We may make payments to reduce the liquidation preference of the senior preferred stock only in limited circumstances.

■
Liquidity and Contingency Operating Portfolio - Subset of our other investments portfolio. Consists of cash and cash equivalents, certain securities purchased under agreements to resell, and certain non-mortgage-related securities.

■
Loan liquidations - Loans removed from the pools underlying Freddie Mac mortgage-related securities and other mortgage-related guarantees due to prepayment, maturity, repurchase or charge-off, foreclosure alternatives, third-party sales, and loans going into REO. Loans are also terminated through sales of seriously delinquent loans and non-consolidated senior subordinate securitization structure transactions collateralized by reperforming loans. In addition, periodic paydown of loan principal is also included in loan liquidations.

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

■
Net worth sweep dividend, Net Worth Amount, and Capital Reserve Amount - For each quarter from January 1, 2013 and thereafter, the dividend payment on the senior preferred stock will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury's commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in conformity with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend shall accrue or be payable for that quarter. The applicable Capital Reserve Amount was $600 million for 2017, $3.0 billion for 2018, and increased to $20.0 billion pursuant to the September 2019 Letter Agreement (if we were not to pay our dividend requirement on the senior preferred stock in full in any future period, the applicable Capital Reserve Amount would thereafter be zero).

■
Non-accrual loan - A loan for which we are not accruing interest income. We place loans on non-accrual status when we believe collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment.

FREDDIE MAC | 2019 Form 10-K	313

Glossary

■	Non-performing loan - A loan where the borrower is three months or more past due or is in the process of foreclosure.

■	NYSE - New York Stock Exchange.

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

■	Optigo® - Freddie Mac's Multifamily lender network and loan offerings.

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

■
PCs - Participation Certificates - Single-class pass-through securities that we issue and guarantee as part of a securitization transaction. Typically we purchase loans from sellers, place a pool of loans into a PC trust, and issue PCs from that trust. The PCs are generally transferred to the seller of the loans as consideration for the loans or are sold to third-party investors or retained by us if we purchased the loans for cash.

●
Gold PCs - Single-class pass-through securities with a 45-day payment delay that Freddie Mac issued for fixed-rate mortgage loans prior to June 3, 2019. Freddie Mac no longer issues Gold PCs with the implementation of Release 2 of the CSP and the Single Security Initiative. Existing Gold PCs are eligible for exchange into UMBS (for TBA-eligible securities) or 55-day MBS (for non-TBA-eligible securities).

●
ARM PCs - Single-class pass-through securities with a 75-day payment delay for ARM products. The implementation of Release 2 of the CSP and the Single Security Initiative did not affect Freddie Mac’s ARM PC offerings.

■	Pension Plan - The Federal Home Loan Mortgage Corporation Employees' Pension Plan.

■	Performing loan - A loan where the borrower is less than three months past due and is not in the process of foreclosure.

■
PVS - Portfolio Value Sensitivity - One of our primary interest-rate risk measures. PVS measures are estimates of the amount of average potential pre-tax loss in the value of our financial assets and liabilities due to parallel (PVS-L) and non-parallel (PVS-YC) changes in LIBOR.

■	Primary mortgage market - The market where lenders originate loans by lending funds to borrowers. We do not lend money directly to homeowners and do not participate in this market.

■
Purchase Agreement / Senior Preferred Stock Purchase Agreement - An agreement the Conservator, acting on our behalf, entered into with Treasury on September 7, 2008, relating to Treasury's purchase of senior preferred stock, which was subsequently amended and restated on September 26, 2008 and further amended on May 6, 2009, December 24, 2009, August 17, 2012, December 21, 2017, and September 27, 2019.

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

FREDDIE MAC | 2019 Form 10-K	314

Glossary

■
REMIC - Real Estate Mortgage Investment Conduit - A type of multiclass mortgage-related security that divides the cash flows (principal and interest) of the underlying mortgage-related assets into two or more classes that meet the investment criteria and portfolio needs of different investors. This structure allows commingling of TBA-eligible Freddie Mac and Fannie Mae collateral.

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

■	RMBS - Residential mortgage-backed security - A security backed by loans on one-to-four family residential real estate.

■	ROCC - Return on conservatorship capital.

■	RSU - Restricted stock unit.

■	2019 Strategic Plan - The 2019 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, published by FHFA on October 28, 2019.

■	S&P - Standard & Poor's.

■	SB Certificates - Structured pass-through certificates backed primarily by recently originated small balance multifamily loans purchased by Freddie Mac.

■	SCR note - Structured Credit Risk debt notes - A debt security where the principal balance is subject to the performance of a reference pool of multifamily loans guaranteed by Freddie Mac.

■	SEC - U.S. Securities and Exchange Commission.

■	SIFMA - Securities Industry and Financial Markets Association.

■	Seasoned single-family mortgage loans - Includes seriously delinquent and reperforming loans.

■
Secondary mortgage market - A market consisting of institutions engaged in buying and selling loans in the form of whole loans (i.e., loans that have not been securitized) and mortgage-related securities. We participate in the secondary mortgage market by issuing guaranteed mortgage-related securities and by purchasing loans and mortgage-related securities for investment.

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

■
Seller/Servicer Guide (Guide) - The Guide consists of Freddie Mac's requirements relating to the purchase, sale, and servicing of single-family mortgages. The Guide reflects how and when sellers and servicers interact with Freddie Mac.

■	Senior preferred stock - The shares of Variable Liquidation Preference Senior Preferred Stock issued to Treasury under the Purchase Agreement.

■
Senior subordinate securitization structures - Structures in which we issue guaranteed senior securities and unguaranteed subordinated securities backed by reperforming single-family loans or recently originated single-family loans.

■
September 2019 Letter Agreement - An agreement the Conservator, acting on our behalf, entered into with Treasury on September 27, 2019 to amend the Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms, and Conditions of Variable Liquidation Preference Senior Preferred Stock (Par Value $1.00 Per Share) dated September 27, 2012.

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

FREDDIE MAC | 2019 Form 10-K	315

Glossary

collateralized by single-family loans. Excludes our resecuritizations of Ginnie Mae Certificates because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.

■	Single-family loan - A loan secured by a property containing four or fewer residential dwelling units.

■	Single-family new business activity - Single-family loans we purchased or guaranteed.

■	Single Security Initiative - An initiative implemented in 2019 that provided for Freddie Mac and Fannie Mae to issue a single (common) mortgage-related security, the UMBS.

■	SOFR - Secured Overnight Financing Rate.

■
STACR debt note - Structured Agency Credit Risk debt note - A Freddie Mac issued debt security where the principal balance is linked to the credit performance of a reference pool of single-family loans owned or guaranteed by Freddie Mac.

■
STACR Trust note - Structured Agency Credit Risk Trust note - A debt security issued by an unconsolidated trust where the principal balance is linked to the credit performance of a reference pool of single-family loans owned or guaranteed by Freddie Mac. We make payments to the trust to support payment of the interest due on the notes, and we receive payments from the trust as a result of defined credit events on the reference pool.

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

■
Strips - Multiclass securities that are formed by resecuritizing previously issued Level 1 Securitization Products or single-class resecuritization products and issuing principal-only and interest-only securities backed by the cash flows from the underlying collateral. This structure allows commingling of TBA-eligible Freddie Mac and Fannie Mae collateral.

■
Subprime - Participants in the mortgage market may characterize single-family loans, based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Subprime generally refers to the credit risk classification of a loan. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Such characteristics might include, among other factors, a combination of high LTV ratios, low credit scores, or originations using lower underwriting standards, such as limited or no documentation of a borrower's income. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. Certain security collateral underlying our other securitization products has been identified as subprime based on information provided to Freddie Mac when the transactions were entered into. We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions.

■
Supers - Resecuritizations of UMBS and certain other mortgage securities. Supers are single-class securities that involve the direct pass-through of all cash flows of the underlying collateral to holders of the beneficial interests. This structure allows commingling of TBA-eligible Freddie Mac and Fannie Mae collateral.

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

■
TDR - Troubled debt restructuring - A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider.

■	Thrift/401(k) Plan - The Federal Home Loan Mortgage Corporation Thrift/401(k) Savings Plan.

■
Top risk - Enterprise-wide elevated risk or emerging risk that could significantly affect the organization's ability to achieve its strategic objectives, has the potential to create significant financial, operational, or reputational risk, and requires an appropriate risk response by senior management and reporting to the Risk Committee of the Board.

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

FREDDIE MAC | 2019 Form 10-K	316

Glossary

■	Treasury - U.S. Department of the Treasury.

■
UMBS - Uniform mortgage-backed security - A single (common) mortgage-related security with a 55-day payment delay for TBA-eligible fixed-rate mortgage loans. Freddie Mac and Fannie Mae began issuing UMBS on and after June 3, 2019. The UMBS represents undivided beneficial ownership interest in, and the right to receive payments from, pools of one- to four- family residential mortgages that are held in trust for investors.

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

■	VERP - Voluntary Early Retirement Program.

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

FREDDIE MAC | 2019 Form 10-K	317

Exhibit Index

Exhibit Index

Exhibit	Description*

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

FREDDIE MAC | 2019 Form 10-K	318

Exhibit Index

Exhibit	Description*

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

FREDDIE MAC | 2019 Form 10-K	319

Exhibit Index

Exhibit	Description*

4.24
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.55% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated September 28, 2007 (incorporated by reference to Exhibit 4.24 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.25
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated December 4, 2007 (incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.26
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 27, 2012 (incorporated by reference to Exhibit 4.26 to the Registrant's Annual Report on Form 10-K filed on February 28, 2013)

4.27
Second Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated January 1, 2018 (incorporated by reference to Exhibit 4.27 to the Registrant's Annual Report on Form 10-K filed on February 15, 2018)

4.28
Third Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 30, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2019)

4.29	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.30
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 14, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2019)

10.1
Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.28 the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008)†

10.3
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.4
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2010)†

10.5
Second Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2011)†

10.6
Third Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2012)†

10.7
Fourth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2013)†

*    The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.
†    This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2019 Form 10-K	320

Exhibit Index

Exhibit	Description*
10.8
Fifth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2013)†

10.9
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II (effective January 1, 2014) (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2015)†

10.10
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II (effective January 1, 2014)(incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015)†

10.11	Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.12
First Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.13
Second Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.14
Third Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on February 18, 2016)†

10.15
Fourth Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed on February 16, 2017)†

10.16	Executive Management Compensation Program Recapture and Forfeiture Agreement (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed on February 16, 2017)†

10.17	2015 Executive Management Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015)†

10.18	2020 Executive Management Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed on October 30, 2019)†

10.19
Restrictive Covenant and Confidentiality Agreement, dated September 6, 2018, between Freddie Mac and David Brickman (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 5, 2018)†

10.20
Restrictive Covenant and Confidentiality Agreement dated May 22, 2018, between Freddie Mac and Donald Kish (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 23, 2018)†

10.21	Memorandum Agreement, dated April 20, 2018, between Freddie Mac and Ricardo A. Anzaldua†

10.22	Restrictive Covenant and Confidentiality Agreement, dated April 23, 2018 between Freddie Mac and Ricardo A. Anzaldua†

10.23	Memorandum Agreement, dated April 6, 2015, between Freddie Mac and Anil Hinduja (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 16, 2017)†

10.24
Restrictive Covenant and Confidentiality Agreement, dated April 7, 2015, between Freddie Mac and Anil Hinduja (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on February 16, 2017)†

*    The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.
†    This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2019 Form 10-K	321

Exhibit Index

Exhibit	Description*
10.25
Memorandum Agreement, dated June 24, 2013, between Freddie Mac and Michael Hutchins (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on February 18, 2016)†

10.26
Restrictive Covenant and Confidentiality Agreement, dated June 25, 2013, between Freddie Mac and Michael Hutchins (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed on February 18, 2016)†

10.27	Memorandum Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2012)†

10.28
Restrictive Covenant and Confidentiality Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 10, 2012)†

10.29
Memorandum Agreement, dated September 24, 2013, between Freddie Mac and James Mackey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2013)†

10.30
Restrictive Covenant and Confidentiality Agreement, dated September 25, 2013, between Freddie Mac and James Mackey (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 30, 2013)†

10.31	Confidential Separation Agreement and Release, dated December 31, 2019, between Freddie Mac and James Mackey†

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

10.35
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

10.38	PC Master Trust Agreement, dated May 16, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed July 31, 2019)

10.39	UMBS and MBS Master Trust Agreement, dated April 30, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on July 31, 2019)

*    The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.
†    This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2019 Form 10-K	322

Exhibit Index

Exhibit	Description*
10.40
Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008)

10.41
Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2009)

10.42
Second Amendment dated as of December 24, 2009, to the Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2009)

10.43
Third Amendment dated as of August 17, 2012, to the Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2012)

10.44
Letter Agreement dated December 21, 2017 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 21, 2017)

10.45
Letter Agreement dated September 27, 2019 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2019)

10.46	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Senior Vice President — Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Senior Vice President — Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.1	Third Amended and Restated Limited Liability Company Agreement of Common Securitization Solutions, LLC, dated as of January 9, 2020

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

FREDDIE MAC | 2019 Form 10-K	323

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ David M. Brickman
David M. Brickman
Chief Executive Officer
Date: February 13, 2020

FREDDIE MAC | 2019 Form 10-K	324

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Sara Mathew*	Non-Executive Chairman of the Board	February 13, 2020
Sara Mathew

/s/ David M. Brickman	Chief Executive Officer and Director	February 13, 2020
David M. Brickman	(Principal Executive Officer)

/s/ Donald F. Kish	Senior Vice President — Corporate Controller, Principal	February 13, 2020
Donald F. Kish	Accounting Officer, & Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

/s/ Mark H. Bloom*	Director	February 13, 2020
Mark H. Bloom

/s/ Kathleen L. Casey*	Director	February 13, 2020
Kathleen L. Casey

/s/ Lance F. Drummond*	Director	February 13, 2020
Lance F. Drummond

/s/ Aleem Gillani*	Director	February 13, 2020
Aleem Gillani

/s/ Christopher E. Herbert*	Director	February 13, 2020
Christopher E. Herbert

/s/ Grace A. Huebscher*	Director	February 13, 2020
Grace A. Huebscher

/s/ Saiyid T. Naqvi*	Director	February 13, 2020
Saiyid T. Naqvi

*By:	/s/ Alicia S. Myara
Alicia S. Myara
Attorney-in-Fact

FREDDIE MAC | 2019 Form 10-K	325

Index

Form 10-K Index

Item Number		Page(s)
PART I
Item 1	Business	1, 4-9, 30-39, 44-49, 56-60, 123-132
Item 1A	Risk Factors	137-156
Item 1B	Unresolved Staff Comments	Not Applicable
Item 2	Properties	8
Item 3	Legal Proceedings	157
Item 4	Mine Safety Disclosures	Not Applicable
PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	158
Item 6	Selected Financial Data	11
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	1-4, 10, 12-29, 40-43, 50-55, 60-122, 133-136
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	104-111
Item 8	Financial Statements and Supplementary Data	159-258
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable
Item 9A	Controls and Procedures	103, 160-161, 259-260
Item 9B	Other Information	261-262
PART III
Item 10	Directors, Executive Officers and Corporate Governance	66-68, 262-275
Item 11	Executive Compensation	271-273, 276-301
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	302-303
Item 13	Certain Relationships and Related Transactions, and Director Independence	267-268, 304-305
Item 14	Principal Accounting Fees and Services	306-307
PART IV
Item 15	Exhibits and Financial Statement Schedules	308, 318-323
Item 16	Form 10-K Summary	Not Applicable
Signatures		324-325

FREDDIE MAC | 2019 Form 10-K	326