Form 10-Q
period 2020-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2020-04-30
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 16, 2020, there were 650,059,033 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac 1Q 2020 Form 10-Q	i

Table of Contents

MD&A TABLE INDEX

Freddie Mac 1Q 2020 Form 10-Q	ii

Freddie Mac 1Q 2020 Form 10-Q	iii

Management's Discussion and Analysis	Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations, including the effects the COVID-19 pandemic and the actions taken in response may have on our liquidity, business activities, financial condition, and results of operations, and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the Forward-Looking Statements and Other Information - Risk Factors sections of this Form 10-Q and the Business, Forward-Looking Statements, and Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2019, or 2019 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2019 Annual Report.
You should read the following MD&A in conjunction with our 2019 Annual Report and our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2020 included in Financial Statements.
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
COVID-19 Pandemic Response Efforts
Late last year, a novel coronavirus disease, later named COVID-19, was detected, and outbreaks of COVID-19 have since spread globally, causing significant adverse effects on populations and economies. The outbreak of COVID-19 was declared a pandemic by the World Health Organization (WHO) on March 11, 2020. President Trump declared the COVID-19 pandemic a national emergency in the United States on March 13, 2020, and all states have declared states of emergency. The COVID-19 pandemic continues to evolve rapidly both globally and domestically. In response, many state and local governments have enacted measures designed to curb the spread of the disease that have severely curtailed economic activity and significantly increased unemployment levels. We remain focused on serving our mission and the crucial role we play in the U.S. housing finance system while supporting the health and safety of our communities, customers, and staff. We continue to actively monitor the situation and make decisions based on guidance from national and state governments and public health authorities, including the WHO and U.S. Centers for Disease Control and Prevention (CDC).
Ensuring Business Continuity and Supporting Our Staff and Community
We have business continuity plans in place to ensure we are fulfilling our mission while protecting our staff and community. We have activated our Crisis Management Team (CMT), consisting of representatives from across the company. The CMT and senior leaders are meeting regularly, closely monitoring the situation, and providing frequent updates to our Board of Directors and staff.
We have taken several actions in line with guidance from national and state governments and public health authorities to ensure business continuity, including requiring more than 95% of our staff to work remotely and taking specific actions to protect and support essential staff working in our offices, such as social distancing, face coverings, and frequent deep cleanings.
In addition to these actions, we have been engaging with FHFA and third parties to ensure continuity of critical business activities that will allow us to serve our mission and support the U.S. housing finance system during this pandemic.
We have also taken actions to support our staff and community, including providing additional paid sick leave to our staff to care for themselves or family members due to COVID-19 related illness, partnering with our vendors to ensure workers dedicated to Freddie Mac continue to receive pay and benefits, and launching virtual volunteering opportunities for staff to support their communities.

Freddie Mac 1Q 2020 Form 10-Q	1

Management's Discussion and Analysis	Introduction

Providing Assistance to Homeowners and Supporting the Single-Family Mortgage Market
We have taken actions to help make sure homeowners with Freddie Mac-owned mortgages who are directly or indirectly affected by COVID-19 are able to stay in their homes during this challenging time. In March 2020, FHFA directed Freddie Mac and Fannie Mae (the Enterprises) to suspend foreclosures and evictions for homeowners with an Enterprise-backed single-family mortgage for at least 60 days due to the COVID-19 pandemic. The suspension of foreclosures and evictions will remain in effect until May 17, 2020, and if necessary, at the direction of FHFA, may be extended beyond that date.
We are also offering additional mortgage relief options for borrowers affected by COVID-19, including:

■	Providing mortgage forbearance for up to 12 months;

■	Waiving assessments of penalties and late fees;

■	Suspending reporting to credit bureaus of delinquency related to forbearance; and

■	Offering loan modification options that lower payments or keep payments the same after the forbearance period.
These measures apply to borrowers who are unable to make their mortgage payments due to financial hardship resulting from the impact of COVID-19, regardless of whether they have contracted the virus. Borrowers are eligible for forbearance regardless of whether their property is owner occupied, a second home, or an investment property.
We will also be providing servicers a payment deferral option to offer to eligible homeowners beginning on July 1, 2020. This solution, a broad offering that, at the direction of FHFA, is aligned with Fannie Mae's approach, is available to homeowners who have endured a short-term hardship and subsequently resolved it (including but not limited to hardships related to COVID-19), and provides them with a means to make up for missed payments. The payment deferral provides relief to eligible borrowers who have the financial capacity to resume making their monthly payments, but who are unable to afford the additional monthly contributions required by a repayment plan. An eligible borrower will be brought current by deferring delinquent principal and interest to the end of their existing mortgage term. Under this offering, servicers will need to evaluate the following key criteria:

■	Whether the hardship has been resolved;

■	Whether the borrower has the financial capacity to continue making the existing contractual monthly mortgage payment and does not require a payment reduction; and

■	Whether a repayment plan or full reinstatement of the mortgage is not a viable option to cure the delinquency.
In addition, in coordination with Fannie Mae and under the guidance of FHFA, we have introduced temporary measures to help provide sellers with the clarity and flexibility to continue to lend in a prudent and responsible manner. These measures are in effect for mortgages for which applications were received on or after April 14, 2020 and before May 17, 2020. If necessary, at the direction of FHFA, the application date window may be extended beyond May 17, 2020. These temporary requirements include:

■	Allowing flexibility in demonstrating a borrower's current employment status or the existence of a borrower's business;

■	Establishing underwriting restrictions applicable to a borrower's accounts containing stocks, stock options, and mutual funds due to current market volatility; and

■
Requiring income and asset documentation, including that associated with self-employed borrowers, to be dated closer to the loan closing date in order to ensure the most up-to-date information is being used to support the borrower's ability to repay.

Working closely with Fannie Mae and under the guidance of FHFA, we have also announced loan processing flexibilities to expedite loan closings and help keep homebuyers, sellers, and appraisers safe during the pandemic. The flexibilities are in effect for mortgages with application dates on or before May 17, 2020, and if necessary, at the direction of FHFA, the application date window may be extended beyond that date. The flexibilities include:

■	Allowing desktop appraisals or exterior-only inspection appraisals for certain purchase transactions;

■	Allowing exterior-only appraisals for certain no cash-out refinances;

■	Allowing desktop appraisals on new construction properties (purchase transactions);

■	Allowing flexibility on demonstrating that construction has been completed;

■	Allowing flexibility for borrowers to provide documentation (rather than requiring an inspection) to allow renovation disbursements (draws);

■	Offering flexibility in condominium project reviews; and

■	Expanding the use of powers of attorney and remote online notarizations.
We have also permanently expanded our automated collateral evaluation eligibility for certain mortgages.
In April 2020, working in coordination with Fannie Mae and under the guidance of FHFA, we announced we would begin purchasing certain single-family mortgage loans that have entered into forbearance as a result of borrower hardship caused by the COVID-19 pandemic in order to help provide liquidity to the mortgage market and allow originators to keep lending. Due to

Freddie Mac 1Q 2020 Form 10-Q	2

Management's Discussion and Analysis	Introduction

the unprecedented economic impact of the pandemic, some borrowers have sought forbearance shortly after closing on their single-family mortgage loan and before the lender could sell the mortgage loan to us. Although mortgage loans that have been placed into forbearance are normally ineligible for sale to us, we are removing this restriction for a limited period of time and only for mortgage loans for which the borrower:

■	Requested forbearance and attested to or otherwise informed the seller/servicer that, after the mortgage note date, he or she suffered financial hardship caused directly or indirectly by COVID-19, or

■	Was approved for a forbearance plan based on a COVID-19 related financial hardship that occurred after the mortgage note date.
Mortgage loans in forbearance are eligible for purchase by us provided the loans are either purchase mortgage loans or no cash-out refinance mortgage loans and are no more than 30 days delinquent. These temporary requirements are effective for mortgages with note dates on or after February 1, 2020 and on or before May 31, 2020, and settlement dates on or after May 1, 2020 and on or before July 31, 2020. Eligible loans will be priced to reflect the heightened risk of loss from these loans.
Providing Assistance to Renters and Multifamily Borrowers and Supporting the Multifamily Mortgage Market
To keep renters in multifamily properties in their homes and to support multifamily borrowers during the COVID-19 pandemic, FHFA announced in March 2020 that we and Fannie Mae will offer multifamily borrowers mortgage forbearance, with the condition that they suspend all evictions for renters unable to pay rent due to this pandemic. Under this program, multifamily borrowers with a fully performing loan as of February 1, 2020 may defer their loan payments for up to 90 days (three consecutive monthly payments) by showing hardship as a consequence of the COVID-19 pandemic and by gaining servicer approval. To align with the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a stimulus package designed to mitigate the effects of the COVID-19 pandemic that was enacted on March 27, 2020, multifamily borrowers may enter into forbearance agreements until termination of the national emergency related to the COVID-19 pandemic, but not later than December 31, 2020. Multifamily borrowers have an option to enter into a forbearance agreement to help until normal operations can be restored. In addition:

■
Multifamily borrowers must repay forborne amounts in no more than 12-equal monthly installments, but they will have the option to repay such amounts sooner. No late fees or interest charges will be assessed during the 90-day forbearance period;

■
Multifamily borrowers must submit a hardship letter explaining their circumstances, and a tenant delinquency and forbearance report demonstrating the effect of the COVID-19 pandemic on the property’s operation and performance;

■	Each multifamily borrower that is approved for forbearance must execute a Freddie Mac standard form of forbearance agreement; and

■
Multifamily borrowers must remain in compliance with all other terms and conditions of the loan documents and with all laws (including the CARES Act), ordinances, rules, regulations and requirements of any governmental authority having jurisdiction over the property.

Federal Reserve Response
In March 2020, the Federal Reserve committed to use its full range of tools to support the U.S. economy during the COVID-19 pandemic. The Federal Reserve announced that the Federal Open Market Committee (FOMC) would purchase Treasury securities and agency MBS in the amounts needed to help provide this support. In addition, the Federal Reserve noted that the FOMC will include purchases of agency CMBS in its agency MBS purchases.
The CARES Act
The CARES Act provides assistance for homeowners, renters, and multifamily borrowers, including a foreclosure moratorium, a renter eviction moratorium, and single-family and multifamily forbearance, similar to the plans we had previously announced that are discussed above. For more information on the CARES Act, see MD&A - Regulation and Supervision - Legislative and Regulatory Developments - The CARES Act.
Business Outlook
We expect the COVID-19 pandemic to have a significant adverse effect on our business for the remainder of 2020 and into 2021, and perhaps beyond. The duration and continued severity of the COVID-19 pandemic will determine the extent of the effect on our business. Given the substantial decline in economic activity, including the likelihood of a recession, and the unprecedented nature and scope of government relief efforts, our economic and business forecasts are more uncertain than usual and there are significant downside risks. Over the past month, economic data, such as unemployment insurance claims and payroll employment growth, have been worse than expected.
With large parts of the U.S. economy shut down to fight the pandemic, the housing market faces its greatest challenge in over a decade. We expect home sales to fall significantly in 2Q 2020 and then begin to recover over the next year, but home sales may be slower to recover and improvement in homes sales may be dampened or delayed if potential buyers do not come to market. While home prices increased during 1Q 2020, the future effect of the COVID-19 pandemic on home prices is highly uncertain and dependent on the pace of economic recovery, and home price declines could be significant if forbearance and foreclosure

Freddie Mac 1Q 2020 Form 10-Q	3

Management's Discussion and Analysis	Introduction

mitigation programs do not successfully limit contagion effects on home prices. The Federal Reserve’s purchases of mortgage securities have stabilized the mortgage market and lowered mortgage rates. We expect mortgage rates to remain low over the next two years and result in an increase in mortgage refinance activity. However, the volume of borrowers eligible for refinancing may decline due to a combination of the deterioration in their credit profile and credit overlays implemented by market participants. Given these offsetting factors, we estimate that overall single-family mortgage originations will remain near pre-pandemic levels for both full-year 2020 and 2021.
We also anticipate that supply and demand in the multifamily housing market will be affected over the next year due to the COVID-19 pandemic, which could flow through to multifamily fundamentals. The lack of ability to move and form new households, as well as economic uncertainty for renter households, will make it difficult to fill vacancies, but as people shelter in place, the number of lease renewals will also increase, partially offsetting the lack of new tenants moving in. New completions are expected to slow due to the pandemic, which should limit supply. The multifamily sector entered the COVID-19 pandemic on solid ground, with below historical average vacancy rates and above average rent growth. The higher unemployment rate resulting from the COVID-19 pandemic will cause some renters to face financial hardships. However, federal interventions from enhanced unemployment benefits and other forms of direct relief for the multifamily mortgage market could help lessen the impact of the COVID-19 pandemic on the multifamily sector. Multifamily delinquency rates could increase in the near term due to the effects of the pandemic. However, we currently do not expect to experience significant credit losses based on the strong fundamentals of the multifamily market, combined with our risk transfer business model. For additional information on market and macroeconomic indicators that can affect our business and financial results, see Market Conditions and Economic Indicators.
Our allowance for credit losses has increased significantly, and we expect single-family serious delinquency rates and the volume of loss mitigation activity to increase significantly in the near-term as a result of the COVID-19 pandemic and the forbearance programs we have announced. While we expect that the actions we have taken to support the mortgage markets as a result of the COVID-19 pandemic will improve borrower outcomes, these actions may not be as successful as we hope. In addition, these actions may negatively affect our financial condition and results of operations, perhaps significantly. The ultimate success of these programs will depend on the duration and severity of the economic downturn. In addition, our counterparty credit risk level has increased, particularly with respect to non-depository institutions and credit enhancement providers, as a result of financial strains and liquidity pressures on our counterparties due to the pandemic. For additional information, see MD&A - Risk Management - Credit Risk.
We maintained excess liquidity during 1Q 2020 due to volatile market conditions driven by the COVID-19 pandemic, and we expect to continue to do so in the near term, which may negatively affect our net interest income. Additionally, we expect to advance significant amounts to cover principal and interest payments to security holders for loans in forbearance in the coming months. We have also maintained adequate access to debt markets to meet our financial obligations as they come due and to meet the needs of customers in a timely and cost-efficient manner throughout the course of the pandemic, and we expect to continue to do so. However, certain of our important business activities have been negatively affected by the market volatility caused by the pandemic. Our ability to transfer single-family credit risk has been, and may continue to be, negatively affected by the COVID-19 pandemic. In addition, the cost to us of doing so has been fluctuating more significantly and rapidly than usual as a result of developments related to the COVID-19 pandemic, and may continue to change significantly and rapidly depending on the continuing effects of the pandemic on market conditions. While CRT remains a critical component of our business strategy and we intend to continue to pursue our existing CRT strategies, there may not be sufficient investor demand for single-family CRT transactions at acceptable prices for the foreseeable future, and it is uncertain if there will be adequate demand for them over the longer term based on the potential impacts of the pandemic on mortgage performance. In addition, while we continued to actively reduce our holdings of less liquid assets during 1Q 2020, the effect of the COVID-19 pandemic on market conditions negatively affected the overall liquidity of our portfolios. Although FHFA has instructed us to maintain loans in COVID-19 payment forbearance plans in mortgage-backed security pools for at least the duration of the forbearance plan, our less liquid assets are likely to increase in future periods as we will likely purchase a higher amount of delinquent and modified loans out of Freddie Mac mortgage-backed security pools. We also expect our ability to continue to sell less liquid assets at acceptable prices may be negatively affected by the market volatility caused by the COVID-19 pandemic.
For additional information on the risks associated with the COVID-19 pandemic, see Other Information - Risk Factors.

Freddie Mac 1Q 2020 Form 10-Q	4

Management's Discussion and Analysis	Introduction

Business Results
Consolidated Financial Results

Net Revenues, Net Income, and Comprehensive Income

■
Comprehensive income was $0.6 billion for 1Q 2020, a decrease of $1.1 billion, or 63%, from 1Q 2019, primarily driven by higher provision for credit losses due to our forecasts of higher expected credit losses from our single-family credit guarantee portfolio as a result of the COVID-19 pandemic.

■
Net revenues declined $0.5 billion compared to 1Q 2019, primarily due to lower net interest income as a result of unfavorable hedge accounting impacts and a decrease in investment gains (losses), net due to the significant market volatility from the COVID-19 pandemic.

Total Equity

■	Total equity was $9.5 billion as of March 31, 2020, up from $9.1 billion as of December 31, 2019.

■
Pursuant to the September 2019 Letter Agreement, the liquidation preference of the senior preferred stock increased from $79.3 billion on December 31, 2019 to $81.8 billion on March 31, 2020 based on the $2.4 billion increase in our Net Worth Amount during 4Q 2019, and will increase to $82.2 billion on June 30, 2020 based on the $0.4 billion increase in our Net Worth Amount during 1Q 2020.

Freddie Mac 1Q 2020 Form 10-Q	5

Management's Discussion and Analysis	Introduction

Housing Market Support

Housing Market Support
We support the U.S. housing market by executing our Charter Mission to ensure credit availability for new and refinanced single-family mortgages as well as for rental housing. Despite the significant challenges presented by the COVID-19 pandemic, we remain open for business. We provided $152.5 billion in liquidity to the mortgage market in 1Q 2020, which enabled the financing of 637,000 home purchases, refinancings, or rental units.

Freddie Mac 1Q 2020 Form 10-Q	6

Management's Discussion and Analysis	Introduction

Portfolio Balances

Guarantee Portfolio

Investments Portfolio

■
Our total guarantee portfolio grew $138 billion, or 6%, from March 31, 2019 to March 31, 2020, driven by a 6% increase in our single-family credit guarantee portfolio and a 13% increase in our multifamily guarantee portfolio.

●
The growth in our single-family credit guarantee portfolio continued in 1Q 2020 driven by home price appreciation contributing to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.

●
The growth in our multifamily guarantee portfolio also continued in 1Q 2020, primarily driven by strong loan purchase and securitization activity attributable to healthy multifamily market fundamentals and strong demand for multifamily loan products.

■
Our total investments portfolio at March 31, 2020 increased compared to March 31, 2019, primarily due to an increase in our other investments portfolio driven by higher near-term cash needs for upcoming debt maturities and anticipated calls of other debt and a higher expected loan purchase forecast. We also maintained excess liquidity due to volatile market conditions driven by the COVID-19 pandemic. In February 2019, FHFA directed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times.

Freddie Mac 1Q 2020 Form 10-Q	7

Management's Discussion and Analysis	Introduction

Credit Risk Transfer

Single-Family Credit Guarantee Portfolio with Credit Enhancement

Multifamily Mortgage Portfolio with Credit Enhancement

In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we have developed innovative CRT programs that distribute mortgage credit risk to third-party investors and have transformed our business model from one where we buy and hold credit risk to one where we buy and transfer a portion of such credit risk. Our programmatic offerings regularly transfer a portion of the credit risk primarily on recently acquired loans, with the percentage of our single-family credit guarantee portfolio and the percentage of our multifamily mortgage portfolio covered by credit enhancements at 58% and 89%, respectively, as of March 31, 2020. However, our ability to transfer single-family credit risk has been, and may continue to be, negatively affected by the COVID-19 pandemic. See COVID-19 Pandemic Response Efforts - Business Outlook and Other Information - Risk Factors for additional information. See MD&A - Our Business Segments - Single-Family Guarantee - Products and Activities and MD&A - Our Business Segments - Multifamily - Products and Activities in our 2019 Annual Report for additional information on our credit enhancements.
New Accounting Guidance for Credit Losses on Financial Instruments

On January 1, 2020, we adopted CECL, which replaces the previous incurred loss impairment methodology with a new methodology that measures the allowance for credit losses for financial instruments at amortized cost and off-balance sheet credit exposures based on current expected credit losses. CECL also changes the methodology for accounting for credit losses on debt securities classified as available-for-sale. We recorded a cumulative-effect adjustment on January 1, 2020, to recognize the impact of adopting CECL. This adjustment reduced our opening retained earnings balance by $0.2 billion, net of income taxes. See Note 1 for additional information on our adoption of CECL. See Note 4, Note 5, Note 6, and Note 7 for additional information on the changes in our significant accounting policies as a result of our adoption of CECL.
The adoption of CECL significantly changes how we measure credit losses on mortgage loans classified as held-for-investment and off-balance sheet credit exposures and may result in additional volatility in our credit-related expenses, as our estimate of credit losses now incorporates both our forecasts of certain future economic conditions and our expectations of credit losses over the entire contractual term of the instruments, which for many of our mortgage loans is 30 years. The length and severity of the economic downturn caused by the COVID-19 pandemic, and its impact on the housing market, is subject to significant uncertainty, which makes it difficult to estimate credit losses. These developments may have a material effect on our allowance for credit losses in future periods. See Risk Management - Credit Risk and Critical Accounting Policies and Estimates for additional information.

Freddie Mac 1Q 2020 Form 10-Q	8

Management's Discussion and Analysis	Introduction

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
In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury, under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. Our Purchase Agreement with Treasury and the terms of the senior preferred stock also affect our business activities and are critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities.
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
Under the September 2019 Letter Agreement, Freddie Mac and Treasury agreed to negotiate and execute an amendment to the Purchase Agreement that further enhances taxpayer protections by adopting covenants broadly consistent with recommendations for administrative reform contained in Treasury's September 2019 Housing Reform Plan. For more information regarding Treasury's Plan, see MD&A - Regulation and Supervision - Legislative and Regulatory Developments - Treasury Housing Reform Plan in our 2019 Annual Report.
Draw Requests From and Dividend Payments To Treasury

At March 31, 2020, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. In addition, because our Net Worth Amount did not exceed the applicable Capital Reserve Amount of $20.0 billion, we did not declare or pay a dividend to Treasury on the senior preferred stock during the three months ended March 31, 2020. The amount of available funding remaining under the Purchase Agreement was $140.2 billion at March 31, 2020 and will be reduced by any future draws.
The graph below shows our cumulative draw requests from Treasury and cumulative dividend payments to Treasury. The Treasury draw request amounts reflect the total draws requested based on our quarterly net deficits for the periods presented. Draw requests are funded in the quarter subsequent to any net deficit. The dividend payment amounts reflect the total dividend payments made to Treasury as required by the Purchase Agreement for the periods presented. Dividend payments are currently based on the prior quarter's Net Worth Amount. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock. For more information on the conservatorship and government support for our business, see MD&A - Conservatorship and Related Matters and Note 2 in our 2019 Annual Report.

Freddie Mac 1Q 2020 Form 10-Q	9

Management's Discussion and Analysis	Introduction

Draw Requests From and Dividend Payments To Treasury

Freddie Mac 1Q 2020 Form 10-Q	10

Management's Discussion and Analysis	Market Conditions and Economic Indicators

MARKET CONDITIONS AND ECONOMIC INDICATORS
The following graphs and related discussions present certain market and macroeconomic indicators that can significantly affect our business and financial results.
Interest Rates(1)

(1) 30-year PMMS interest rates are as of the last week in each quarter. SOFR interest rates are 30-day average rates.

■
The 30-year Primary Mortgage Market Survey (PMMS) interest rate is indicative of what a consumer could expect to be offered on a first-lien prime conventional conforming home purchase mortgage with an LTV of 80%. Increases (decreases) in the PMMS rate typically result in decreases (increases) in refinancing activity and originations.

■
Changes in the 10-year LIBOR interest rate and other benchmark rates can significantly affect the fair value of our financial instruments. We have elected hedge accounting for certain assets and liabilities in an effort to reduce GAAP earnings variability attributable to changes in benchmark interest rates.

■	Changes in the 3-month LIBOR rate affect the interest earned on our short-term investments and interest expense on our short-term funding.

■	SOFR is a benchmark rate for secured overnight dollar denominated financing identified by certain banking regulators and market participants as a potential replacement for LIBOR.

■
Interest rates declined dramatically across the yield curve during 1Q 2020, in many cases reaching record lows, as the Federal Reserve announced several emergency rate cuts and unlimited purchases of Treasuries and agency MBS in response to the COVID-19 pandemic.

Unemployment Rate and Monthly Net New Jobs

Source: U.S. Bureau of Labor Statistics.

■	Changes in the national unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.

■
The COVID-19 pandemic has resulted in many state and local governments enacting measures designed to curb the spread of COVID-19 that have severely curtailed economic activity and significantly increased unemployment levels, which continued to rise in April 2020.

Freddie Mac 1Q 2020 Form 10-Q	11

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Single-Family Housing and Mortgage Market Conditions

Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.

U.S. Single-Family Mortgage Originations
Source: Inside Mortgage Finance.

■
For full-year 2020, due to the COVID-19 pandemic, we expect U.S. single-family home purchase volume to decline, while low mortgage interest rates are expected to result in higher refinance volume. Freddie Mac's single-family loan purchase volumes follow a similar trend.

■
Changes in home prices affect the amount of equity that borrowers have in their homes. Borrowers with less equity typically have higher delinquency rates. As home prices decline, the severity of losses we incur on defaulted loans that we hold or guarantee increases because the amount we can recover from the property securing the loan decreases.

■
Single-family home prices increased 2.5% during 1Q 2020, compared to an increase of 1.5% during 1Q 2019. The future effect of the COVID-19 pandemic on home prices is highly uncertain and dependent on the economic impact of the COVID-19 pandemic and the pace of economic recovery.

■
U.S. single-family mortgage origination volume increased to $670 billion in 1Q 2020 from $350 billion in 1Q 2019, driven by higher refinance volume as a result of declining average mortgage interest rates in recent quarters.

■	Mortgage interest rates are expected to remain low over the next two years, keeping single-family mortgage originations near pre-pandemic levels for both full-year 2020 and 2021.

Freddie Mac 1Q 2020 Form 10-Q	12

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Multifamily Housing and Mortgage Market Conditions

Source: Reis.
Apartment Completions and Net Absorption
Source: Reis.

■
Completions in 1Q 2020 totaled nearly 29,000 units, which slightly outpaced net absorptions of about 25,000 units. Despite new supply exceeding demand, the vacancy rate remained unchanged from 4Q 2019 at 4.7% nationally. This rate is below the long-term average vacancy rate of 5.3% dating back to 2000.

■
Effective rent growth (i.e., the average rent paid by the tenant over the term of the lease, adjusted for concessions by the landlord and costs borne by the tenant) increased by 0.4% in 1Q 2020, and 3.4% over the past 12 months, just above the long-term average of 3.1% since 2000.

■
Apartment completions are an indication of the supply of rental housing. Net absorption, which is a measurement of the rate at which available apartments are occupied, is an indication of demand for rental housing.

■	Demand growth was in line with supply growth, as completions slightly outpaced net absorption.

■
The economic impacts of the COVID-19 pandemic will affect renter households. Both supply and demand for rental housing will be affected over the next year which could flow through to multifamily fundamentals. The lack of ability to move and form new households as well as economic uncertainty for renter households will make it difficult to fill vacancies, but, as people shelter in place, the number of lease renewals will also increase. Also, new completions are expected to slow, which should limit supply.

■
The multifamily sector entered the COVID-19 pandemic on solid ground, with below historical average vacancy rates and above average rent growth. The higher unemployment rate will cause some tenants to face financial hardships. However, federal interventions from enhanced unemployment benefits and other forms of direct relief could help lessen the impact of the COVID-19 pandemic on the multifamily sector.

Freddie Mac 1Q 2020 Form 10-Q	13

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Mortgage Debt Outstanding

Single-Family Mortgage Debt Outstanding
Source: Federal Reserve Financial Accounts of the United States of America.

Multifamily Mortgage Debt Outstanding Source: Federal Reserve Financial Accounts of the United States of America. 1Q 2020 U.S. multifamily mortgage debt outstanding data is not yet available.

■
During 1Q 2020, the single-family mortgage market grew primarily driven by house price appreciation. However, with large parts of the U.S. economy shut down to fight the COVID-19 pandemic, the housing market faces its greatest challenge in over a decade. The length and severity of the economic downturn caused by the COVID-19 pandemic, and its impact on the housing market, is subject to significant uncertainty.

■
During most of 1Q 2020, the multifamily mortgage market grew because of continued strong demand for multifamily loan products due to solid multifamily market fundamentals. Up until March 2020, multifamily market fundamentals were driven by a healthy job market, population growth, high propensity to rent among young adults, and rising single-family home prices. Since then the effects of the pandemic have slowed the economy significantly, which we believe could slow the multifamily mortgage market during 2020.

Freddie Mac 1Q 2020 Form 10-Q	14

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Delinquency Rates

Source: National Delinquency Survey from the Mortgage Bankers Association. Total mortgage market rate for 1Q 2020 is not yet available.
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs), American Council of Life Insurers (ACLI). The 1Q 2020 delinquency rates for FDIC insured institutions and ACLI investment bulletin are not yet available.

■	We expect our single-family serious delinquency rate to increase significantly in the near term as a result of the COVID-19 pandemic and the forbearance programs we are offering in response.

■
Our 1Q 2020 multifamily delinquency rate remained low compared to other market participants, ending the quarter at 8 basis points, primarily due to our prior-approval underwriting approach and strong multifamily market fundamentals. See Risk Management - Multifamily Mortgage Credit Risk for additional information on our delinquency rates.

■
Multifamily delinquency rates could increase in the near term due to the effects of the COVID-19 pandemic. However, we currently do not expect to experience significant credit losses based on the strong fundamentals of the multifamily market, combined with our risk transfer business model.

Freddie Mac 1Q 2020 Form 10-Q	15

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our condensed consolidated financial statements and accompanying notes.
On January 1, 2020, we adopted CECL, which changed our methodology for accounting for credit losses on financial assets measured at amortized cost, off-balance sheet credit exposures, and investments in debt securities classified as available-for-sale. See Note 1 for additional information on our adoption of CECL. See Note 4, Note 5, Note 6, and Note 7 for additional information on the changes in our significant accounting policies as a result of our adoption of CECL.
The table below compares our summarized consolidated results of operations. Certain prior period amounts have been revised to conform to the current period presentation. See Note 1 in our 2019 Annual Report for additional information.
Table 1 - Summary of Condensed Consolidated Statements of Comprehensive Income (Loss)

			Change
(Dollars in millions)	1Q 2020	1Q 2019	$	%
Net interest income	$2,785	$3,153	($368)	(12)%
Guarantee fee income	377	290	87	30
Investment gains (losses), net	(835)	(513)	(322)	(63)
Other income (loss)	95	(17)	112	659
Net revenues	2,422	2,913	(491)	(17)
Benefit (provision) for credit losses	(1,233)	135	(1,368)	(1,013)
Credit enhancement (expense) benefit, net	236	(158)	394	249
REO operations expense	(85)	(33)	(52)	(158)
Credit-related expense	(1,082)	(56)	(1,026)	(1,832)
Administrative expense	(587)	(578)	(9)	(2)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(432)	(390)	(42)	(11)
Other expense	(103)	(124)	21	17
Operating expense	(1,122)	(1,092)	(30)	(3)
Income (loss) before income tax (expense) benefit	218	1,765	(1,547)	(88)
Income tax (expense) benefit	(45)	(358)	313	87
Net income (loss)	173	1,407	(1,234)	(88)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	449	258	191	74
Comprehensive income (loss)	$622	$1,665	($1,043)	(63)%

Freddie Mac 1Q 2020 Form 10-Q	16

Management's Discussion and Analysis	Consolidated Results of Operations

Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change
(Dollars in millions)	1Q 2020	1Q 2019	$	%
Guarantee portfolio net interest income:
Contractual net interest income	$1,125	$906	$219	24%
Net interest income related to the Temporary Payroll Tax Cut Continuation Act of 2011	429	377	52	14
Amortization	552	482	70	15
Total guarantee portfolio net interest income	2,106	1,765	341	19
Investments portfolio net interest income:
Contractual net interest income	1,433	1,536	(103)	(7)
Amortization	(164)	(128)	(36)	(28)
Interest expense related to CRT debt	(240)	(287)	47	16
Total investments portfolio net interest income	1,029	1,121	(92)	(8)
Income (expense) from hedge accounting	(350)	267	(617)	(231)
Net interest income	$2,785	$3,153	($368)	(12)%
Key Drivers:

■	Guarantee portfolio contractual net interest income

●	1Q 2020 vs. 1Q 2019 - Increased primarily due to a higher contractual guarantee fee rate coupled with the continued growth of the core single-family loan portfolio.

■	Guarantee portfolio amortization

●	1Q 2020 vs. 1Q 2019 - Increased primarily due to income from upfront fees due to an increase in the liquidation rate, partially offset by higher loan premium amortization.

■	Investments portfolio contractual net interest income

●
1Q 2020 vs. 1Q 2019 - Decreased primarily due to the lower and flatter interest rate environment, coupled with a change in our investment mix as the other investments portfolio represented a larger percentage of our total investments portfolio.

■	Investments portfolio amortization

●	1Q 2020 vs. 1Q 2019 - Decreased primarily due to the change in our investment mix as the other investments portfolio represented a larger percentage of our total investments portfolio.

■	Interest expense related to CRT debt

●	1Q 2020 vs. 1Q 2019 - Decreased primarily due to a decline in volume as we no longer issue STACR debt notes on a regular basis.

■	Income (expense) from hedge accounting

●
1Q 2020 vs. 1Q 2019 - Shifted to expense in 1Q 2020 primarily due to an unfavorable earnings mismatch and amortization of hedge accounting related basis adjustments, partially offset by higher income related to accruals of periodic cash settlements on derivatives in hedging relationships.

Freddie Mac 1Q 2020 Form 10-Q	17

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents an analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	1Q 2020			1Q 2019
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$12,232	$21	0.68%	$7,105	$38	2.14%
Securities purchased under agreements to resell	72,291	261	1.44	47,224	297	2.51
Secured lending	3,680	26	2.72	1,567	16	4.08
Mortgage-related securities:
Mortgage-related securities	130,721	1,358	4.16	133,925	1,461	4.36
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(85,720)	(829)	(3.87)	(84,709)	(895)	(4.23)
Total mortgage-related securities, net	45,001	529	4.71	49,216	566	4.60
Non-mortgage-related securities	28,616	123	1.71	19,408	123	2.54
Loans held by consolidated trusts(1)	1,964,613	15,857	3.23	1,847,861	16,977	3.68
Loans held by Freddie Mac(1)	78,406	775	3.95	89,152	969	4.35
Total interest-earning assets	2,204,839	17,592	3.19	2,061,533	18,986	3.68
Interest-bearing liabilities:
Debt securities of consolidated trusts including those held by Freddie Mac	1,987,187	(14,276)	(2.87)	1,871,847	(14,876)	(3.18)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(85,720)	829	3.87	(84,709)	895	4.23
Total debt securities of consolidated trusts held by third parties	1,901,467	(13,447)	(2.83)	1,787,138	(13,981)	(3.13)
Other debt:
Short-term debt	119,222	(430)	(1.43)	70,192	(436)	(2.48)
Long-term debt	170,471	(930)	(2.18)	199,937	(1,416)	(2.83)
Total other debt	289,693	(1,360)	(1.87)	270,129	(1,852)	(2.74)
Total interest-bearing liabilities	2,191,160	(14,807)	(2.70)	2,057,267	(15,833)	(3.08)
Impact of net non-interest-bearing funding	13,679	—	0.02	4,266	—	0.01
Total funding of interest-earning assets	2,204,839	(14,807)	(2.68)	2,061,533	(15,833)	(3.07)
Net interest income/yield		$2,785	0.51%		$3,153	0.61%

(1)
Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $838 million and $574 million for loans held by consolidated trusts and $21 million and $16 million for loans held by Freddie Mac during 1Q 2020 and 1Q 2019, respectively.

Freddie Mac 1Q 2020 Form 10-Q	18

Management's Discussion and Analysis	Consolidated Results of Operations

Guarantee Fee Income

The table below presents the components of guarantee fee income.
Table 4 - Components of Guarantee Fee Income

			Change
(Dollars in millions)	1Q 2020	1Q 2019	$	%
Contractual guarantee fees	$240	$217	$23	11%
Guarantee obligation amortization	220	192	28	15
Guarantee asset fair value changes	(83)	(119)	36	30
Guarantee fee income	$377	$290	$87	30%
Key Drivers:

■
1Q 2020 vs. 1Q 2019 - Increased primarily driven by lower fair value losses on our multifamily guarantee asset due to declining interest rates coupled with continued growth in our multifamily guarantee portfolio.

Investment Gains (Losses), Net

The table below presents the components of investment gains (losses), net.
Table 5 - Components of Investment Gains (Losses), Net

			Change
(Dollars in millions)	1Q 2020	1Q 2019	$	%
Mortgage loans gains (losses)	$1,172	$934	$238	25%
Investment securities gains (losses)	1,055	144	911	633
Debt gains (losses)	700	15	685	4,567
Derivative gains (losses)	(3,762)	(1,606)	(2,156)	(134)
Investment gains (losses), net	($835)	($513)	($322)	(63)%
Mortgage Loans Gains (Losses)

The table below presents the components of mortgage loans gains (losses).
Table 6 - Components of Mortgage Loans Gains (Losses)

			Change
(Dollars in millions)	1Q 2020	1Q 2019	$	%
Gains (losses) on certain multifamily loan purchase commitments	$532	$390	$142	36%
Gains (losses) on mortgage loans:
Single-family	(22)	203	(225)	(111)
Multifamily	662	341	321	94
Total gains (losses) on mortgage loans	640	544	96	18
Mortgage loans gains (losses)	$1,172	$934	$238	25%
Key Drivers:

■
1Q 2020 vs. 1Q 2019 - Increased primarily due to interest rate-related fair value gains on multifamily loans and commitments driven by the decline in long-term interest rates, partially offset by spread-related fair value losses on multifamily loans and commitments and single-family seasoned loans as a result of the significant market volatility caused by the COVID-19 pandemic.

Freddie Mac 1Q 2020 Form 10-Q	19

Management's Discussion and Analysis	Consolidated Results of Operations

Investment Securities Gains (Losses)

The table below presents the components of investment securities gains (losses).
Table 7 - Components of Investment Securities Gains (Losses)

			Change
(Dollars in millions)	1Q 2020	1Q 2019	$	%
Realized gains (losses) on sales of available-for-sale securities	$10	$34	($24)	(71)%
Realized and unrealized gains (losses) on trading securities	1,069	139	930	669
Other	(24)	(29)	5	17
Investment securities gains (losses)	$1,055	$144	$911	633%
Key Drivers:

■
1Q 2020 vs. 1Q 2019 - Increased primarily due to higher gains on trading securities as a result of the decline in long-term interest rates, partially offset by losses due to spread widening on mortgage-related securities as a result of the significant market volatility caused by the COVID-19 pandemic.

Debt Gains (Losses)

The table below presents the components of debt gains (losses).
Table 8 - Components of Debt Gains (Losses)

			Change
(Dollars in millions)	1Q 2020	1Q 2019	$	%
Fair value changes:
Debt securities of consolidated trusts	$4	($2)	$6	300%
Other debt	548	(2)	550	27,500
Total fair value changes	552	(4)	556	13,900
Gains (losses) on extinguishment of debt:
Debt securities of consolidated trusts	4	(7)	11	157
Other debt	144	26	118	454
Total gains (losses) on extinguishment of debt	148	19	129	679
Debt gains (losses)	$700	$15	$685	4,567%
Key Drivers:

■
1Q 2020 vs. 1Q 2019 - Increased primarily due to fair value gains on STACR debt notes for which we elected the fair value option as a result of spread widening caused by the significant market volatility related to the COVID-19 pandemic, coupled with an increase in gains on extinguishments of callable debt due to an increase in call volume.

Freddie Mac 1Q 2020 Form 10-Q	20

Management's Discussion and Analysis	Consolidated Results of Operations

Derivative Gains (Losses)

The table below presents the components of derivative gains (losses).
Table 9 - Components of Derivative Gains (Losses)

			Change
(Dollars in millions)	1Q 2020	1Q 2019	$	%
Fair value changes:
Interest-rate swaps	($4,863)	($1,047)	($3,816)	(364)%
Option-based derivatives	4,222	(187)	4,409	2,358
Futures	(2,328)	(242)	(2,086)	(862)
Commitments	(726)	(96)	(630)	(656)
CRT-related derivatives	78	(1)	79	7,900
Other	31	21	10	48
Total fair value changes	(3,586)	(1,552)	(2,034)	(131)
Accrual of periodic cash settlements	(176)	(54)	(122)	(226)
Derivative gains (losses)	($3,762)	($1,606)	($2,156)	(134)%
Key Drivers:

■
1Q 2020 vs. 1Q 2019 - The decline in long-term interest rates during 1Q 2020 resulted in higher fair value losses on pay-fixed interest rate swaps, forward commitments to issue mortgage-related securities, and futures, partially offset by fair value gains on receive-fixed swaps and certain option-based derivatives. These interest rate-related derivative losses mostly offset the interest rate-related gains on our mortgage loans and investment securities.

Credit-Related Expense
Benefit (Provision) for Credit Losses

The table below presents the components of benefit (provision) for credit losses.
Table 10 - Components of Benefit (Provision) for Credit Losses

			Change
(Dollars in millions)	1Q 2020	1Q 2019	$	%
Benefit (provision) for credit losses:
Single-family	($1,166)	$136	($1,302)	(957)%
Multifamily	(67)	(1)	(66)	(6,600)
Benefit (provision) for credit losses	($1,233)	$135	($1,368)	(1,013)%
Key Drivers:

■	Single-family

●
1Q 2020 vs. 1Q 2019 - Shifted to a provision for credit losses as we incorporated our forecasts of higher expected credit losses as a result of the COVID-19 pandemic. The $1.2 billion provision in 1Q 2020 resulted in an increase of more than 20% in the allowance for credit losses related to our single-family guarantee portfolio in 1Q 2020. The increase in the allowance from higher expected credit losses related to the pandemic was partially offset by a benefit from higher estimated prepayments as a result of the significant decline in interest rates during 1Q 2020.

■	Multifamily

●
1Q 2020 vs. 1Q 2019 - Increase in provision due to slightly higher expected credit losses as a result of the pandemic. However, we do not expect to experience significant credit losses related to our multifamily mortgage portfolio based on the strong fundamentals of the multifamily market and our risk transfer business model.

The decline in economic activity caused by the pandemic, and the corresponding government response, is unprecedented, and as a result, our estimate of expected credit losses is subject to significant uncertainty. See MD&A - Risk Management - Credit Risk and Critical Accounting Policies and Estimates for additional information.

Freddie Mac 1Q 2020 Form 10-Q	21

Management's Discussion and Analysis	Consolidated Results of Operations

Credit Enhancement (Expense) Benefit, Net

The table below presents the components of credit enhancement (expense) benefit, net.
Table 11 - Components of Credit Enhancement (Expense) Benefit, Net

			Change
(Dollars in millions)	1Q 2020	1Q 2019	$	%
Premiums, amortization, and transaction costs	($231)	($162)	($69)	(43%)
Expected recoveries	467	4	463	11,575
Credit enhancement (expense) benefit, net	$236	($158)	$394	249%
Key Drivers:

■
1Q 2020 vs. 1Q 2019 - Shifted to a benefit primarily driven by an increase in expected recoveries from freestanding credit enhancements as a result of the corresponding increase in expected credit losses on the covered loans due to the COVID-19 pandemic.

Other Comprehensive Income (Loss)
Key Drivers:

■
1Q 2020 vs. 1Q 2019 - Increased $0.2 billion primarily due to fair value gains on available-for-sale securities as long-term interest rates declined, partially offset by fair value losses on agency and non-agency mortgage-related securities due to spread widening as a result of the significant market volatility caused by the COVID-19 pandemic.

Freddie Mac 1Q 2020 Form 10-Q	22

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Beginning January 1, 2020, we elected to offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell when such amounts meet the conditions for balance sheet offsetting. Prior period amounts have been reclassified to conform to the current presentation. See Note 1 and Note 10 in this Form 10-Q for additional information.
Table 12 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	March 31, 2020	December 31, 2019	$	%
Assets:
Cash and cash equivalents	$24,324	$5,189	$19,135	369%
Securities purchased under agreements to resell	45,968	56,271	(10,303)	(18)
Subtotal	70,292	61,460	8,832	14
Investment securities, at fair value	79,189	75,711	3,478	5
Mortgage loans, net	2,046,657	2,020,200	26,457	1
Accrued interest receivable	6,841	6,848	(7)	—
Derivative assets, net	2,815	844	1,971	234
Deferred tax assets, net	4,629	5,918	(1,289)	(22)
Other assets	31,561	22,799	8,762	38
Total assets	$2,241,984	$2,193,780	$48,204	2%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,271	$6,559	($288)	(4)%
Debt	2,216,135	2,169,685	46,450	2
Derivative liabilities, net	2,226	372	1,854	498
Other liabilities	7,848	8,042	(194)	(2)
Total liabilities	2,232,480	2,184,658	47,822	2
Total equity	9,504	9,122	382	4
Total liabilities and equity	$2,241,984	$2,193,780	$48,204	2%
Key Drivers:
As of March 31, 2020 compared to December 31, 2019:

■
Cash and cash equivalents and securities purchased under agreements to resell increased on a combined basis primarily due to higher near-term cash needs for upcoming debt maturities and anticipated calls of other debt and a higher expected loan purchase forecast. In addition, we carried higher cash and cash equivalents due to volatile market conditions driven by the COVID-19 pandemic.

■ Derivative assets, net and derivative liabilities, net increased primarily due to significant changes in the fair value of forward commitments to purchase and sell mortgage loans and mortgage-related securities.
■ Deferred tax assets, net declined primarily due to a lower deferred tax asset related to derivatives.
■ Other assets increased primarily due to higher servicer receivables driven by an increase in mortgage loan payoffs reported but not yet remitted at the end of 1Q 2020.

Freddie Mac 1Q 2020 Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

OUR BUSINESS SEGMENTS
We have three reportable segments, which are based on the way we manage our business.

■	Single-Family Guarantee - Reflects results from our purchase, securitization, and guarantee of single-family loans and the management of single-family mortgage credit risk.

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
Segment Earnings
We present Segment Earnings by reclassifying certain credit guarantee-related activities and investment-related activities between various line items on our GAAP condensed consolidated statements of comprehensive income (loss) and allocating certain revenues and expenses to our three reportable segments. For more information on our segment reclassifications, see Note 13.
Segment Comprehensive Income (Loss)

The graph below shows our comprehensive income (loss) by segment.

Freddie Mac 1Q 2020 Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Guarantee
Business Results

The following tables, graphs, and related discussion present the business results of our Single-family Guarantee segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose and Average Guarantee Fee Rate (1) Charged on New Acquisitions
(UPB in billions, guarantee fee in bps)
(1) Guarantee fee excludes legislated 10 basis point increase.

Number of Families Helped to Own a Home

(In thousands)

■
Our loan purchase and guarantee activity increased in 1Q 2020 compared to 1Q 2019, primarily due to higher refinance activity driven by the declining average mortgage interest rates in recent quarters and increased home purchase volume.

■
The average guarantee fee rate charged on new acquisitions increased in 1Q 2020 compared to 1Q 2019, primarily due to an increase in contractual guarantee fees and an enhancement in our estimation methodology related to recognition of buy-up fees in 2Q 2019.

■
We expect home sales to fall significantly in 2Q 2020 as a result of the COVID-19 pandemic and then begin to recover over the next year. We expect mortgage rates to remain low over the next two years and result in an increase in mortgage refinance activity. However, the volume of borrowers eligible for refinancing may decline due to a combination of the deterioration in their credit profile and credit overlays implemented by market participants. Given these offsetting factors, we expect overall mortgage origination volumes to remain near pre-pandemic levels for 2020 and 2021.

Freddie Mac 1Q 2020 Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio
(UPB in billions)

Single-Family Loans
(Loan count in millions)

■
The single-family credit guarantee portfolio increased at an annualized rate of approximately 5% between December 31, 2019 and March 31, 2020, driven by an increase in U.S. single-family mortgage debt outstanding. Continued home price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.

■
The core single-family loan portfolio grew to 86% of the single-family credit guarantee portfolio at March 31, 2020, compared to 85% at December 31, 2019. The legacy and relief refinance single-family loan portfolio declined to 14% of the single-family credit guarantee portfolio at March 31, 2020, compared to 15% at December 31, 2019.

■
The average portfolio Segment Earnings guarantee fee rate was 42 bps during 1Q 2020 and 35 bps during 1Q 2019, both excluding the legislated 10 basis point increase in guarantee fees. The rate increased in 1Q 2020 compared to 1Q 2019 due to an increase in the recognition of upfront fees, net of hedging, driven by a higher prepayment rate and an increase in contractual guarantee fees as older vintages were replaced by acquisitions of new loans with higher contractual guarantee fees.

Freddie Mac 1Q 2020 Form 10-Q	26

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

CRT Activities

We transfer credit risk on a portion of our single-family credit guarantee portfolio to the private market, which reduces the risk of future losses to us and taxpayers when borrowers go into default. The graphs below show the issuance amounts on the protected UPB and maximum coverage associated with CRT transactions for loans in our single-family credit guarantee portfolio.
CRT Issuance Protected UPB CRT Issuance Maximum Coverage

■	During 1Q 2020, 70% of our single-family acquisitions were loans in the targeted population for our CRT transactions (primarily 30-year fixed rate loans with LTV ratios between 60% and 97%).

■
The CRT transactions we executed during 1Q 2020 primarily related to loans we acquired during 2Q 2019 and 3Q 2019. As a result, our CRT protected UPB and maximum coverage issuance amounts increased during 1Q 2020 due to the increase in loan purchase activity that occurred in those prior periods.

■
Our ability to transfer single-family credit risk has been, and may continue to be, negatively affected by the COVID-19 pandemic. In addition, the cost to us of doing so has been fluctuating more significantly and rapidly than usual as a result of developments related to the COVID-19 pandemic, and may continue to change significantly and rapidly depending on continuing effects of the pandemic on market conditions. While CRT remains a critical component of our business strategy and we intend to continue to pursue our existing CRT strategies, there may not be sufficient investor demand for CRT transactions at acceptable prices for the foreseeable future, and it is uncertain if there will be adequate demand for them over the longer term based on the potential impacts of the pandemic on mortgage performance. For additional information on the impact of COVID-19, see MD&A - Introduction - COVID-19 Pandemic Response Efforts and Other Information - Risk Factors.

■
We are continually evaluating our CRT strategy, and we make changes depending on market conditions, including the significant market volatility caused by the COVID-19 pandemic, and our business strategy. See Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our CRT activities and other credit enhancements.

Freddie Mac 1Q 2020 Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

Loan Workout Activity

■	Our loan workout activity decreased in 1Q 2020 compared to 1Q 2019 primarily driven by the ongoing reduction in the impact of the hurricanes that occurred in late 2017.

■
We expect the volume of our loss mitigation activities related to the effects of the COVID-19 pandemic to increase substantially over the next several quarters as a result of the actions we take to support the mortgage market. For additional information on our responses to the COVID-19 pandemic, see MD&A - Introduction - COVID-19 Pandemic Response Efforts.

Freddie Mac 1Q 2020 Form 10-Q	28

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Single-family Guarantee segment.
Table 13 - Single-Family Guarantee Segment Financial Results

			Change
(Dollars in millions)	1Q 2020	1Q 2019	$	%
Guarantee fee income	$2,093	$1,635	$458	28%
Investment gains (losses), net	437	6	431	7,183
Other income (loss)	15	112	(97)	(87)
Net revenues	2,545	1,753	792	45
Benefit (provision) for credit losses	(1,222)	71	(1,293)	(1,821)
Credit enhancement (expense) benefit, net	28	(316)	344	109
REO operations expense	(87)	(38)	(49)	(129)
Credit-related expense	(1,281)	(283)	(998)	(353)
Administrative expense	(372)	(374)	2	1
Other expense	(151)	(168)	17	10
Operating expense	(523)	(542)	19	4
Segment Earnings (Losses) before income tax (expense) benefit	741	928	(187)	(20)
Income tax (expense) benefit	(153)	(188)	35	19
Segment Earnings (Losses), net of taxes	588	740	(152)	(21)
Total other comprehensive income (loss), net of tax	(2)	(4)	2	50
Total comprehensive income (loss)	$586	$736	($150)	(20)%
Key Business Drivers:
■ 1Q 2020 vs. 1Q 2019

●	Higher guarantee fee income primarily due to increased upfront fee amortization income driven by higher prepayments and a higher contractual guarantee fee rate.

●
Higher investment gains primarily due to higher gains on STACR debt notes for which we have elected the fair value option driven by significant widening of market spreads due to the COVID-19 pandemic, partially offset by higher lower-of-cost-or-fair-value losses related to held-for-sale loans.

●	Benefit (provision) for credit losses shifted to provision in 1Q 2020 primarily due to higher expected credit losses as a result of the COVID-19 pandemic.

●
Credit enhancement (expense) benefit, net shifted to benefit in 1Q 2020 primarily driven by higher expected CRT recoveries, which partially offset the higher provision for credit losses related to the adverse effects of the COVID-19 pandemic.

Freddie Mac 1Q 2020 Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The graphs, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity
(UPB in billions)

■
In 3Q 2019, FHFA announced a revised loan purchase cap structure for the multifamily business. The loan purchase cap is $100.0 billion for the five-quarter period from 4Q 2019 through 4Q 2020 and applies to all multifamily business activity, with no exclusions. To ensure a strong focus on affordable housing and traditionally underserved markets, at least 37.5% of the new multifamily business activity must be mission-driven, affordable housing over the same five-quarter period.

●	As of March 31, 2020, the total cumulative new business activity counting toward the cap was $27.4 billion. Approximately 39% of this activity was mission-driven, affordable housing.

■
Outstanding commitments, including index lock commitments and commitments to purchase or guarantee multifamily assets were $22.7 billion and $20.8 billion as of March 31, 2020 and March 31, 2019, respectively. At the end of March 2020, we temporarily suspended the availability of our index lock and early-rate lock commitment options for all loan products. The impact of this change on future new business activity is uncertain.

■	The combination of our new business activity and outstanding commitments remained relatively flat for 1Q 2020 compared to 1Q 2019.

■
The portion of our new mortgage loan purchase activity that was classified as held-for-sale and intended for our securitization pipeline decreased to 87% in 1Q 2020 from 92% in 1Q 2019 due to an increase in the issuance of fully guaranteed and consolidated other securitizations as we continued to refine the disposition path for certain loan products. The purchase activity in 1Q 2020, combined with market demand for our securities, will be a driver for our primary securitizations in the next two quarters of 2020.

Freddie Mac 1Q 2020 Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Multifamily

Securitization, Guarantee, and Risk Transfer Activities

Securitization and Guarantee Activities
(UPB in billions)

■	Total securitization UPB decreased during 1Q 2020 compared to 1Q 2019, primarily due to a lower held-for-sale loan portfolio available for securitization during the quarter.

■	Approximately 86% and 96% of total securitization UPB related to our primary securitizations during 1Q 2020 and 1Q 2019, respectively.

■
The average guarantee fee rate on new guarantees increased during 1Q 2020 compared to 1Q 2019, primarily driven by a higher volume of securitizations without subordination, which typically have higher guarantee fee rates than our primary securitizations with subordination.

■	We further reduced our risk exposure through loan sales to whole loan funds of $0.2 billion and $0.4 billion in UPB during 1Q 2020 and 1Q 2019, respectively.
We continually evaluate our risk transfer strategy and make changes depending on market conditions and our business strategy. See Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our multifamily mortgage portfolio.

Freddie Mac 1Q 2020 Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio and Market Support

The following table summarizes our support of the multifamily portfolio and our support of the multifamily market by UPB.
Table 14 - Multifamily Portfolio and Market Support

(In millions)	March 31, 2020	December 31, 2019
Guarantee portfolio:
Primary securitizations	$242,445	$240,134
Other securitizations	21,392	20,205
Other mortgage-related guarantees	10,937	10,514
Total guarantee portfolio	274,774	270,853
Mortgage-related investments portfolio:
Unsecuritized mortgage loans held-for-sale	15,929	18,954
Unsecuritized mortgage loans held-for-investment	10,421	10,831
Mortgage-related securities(1)	5,651	5,889
Total mortgage-related investments portfolio	32,001	35,674
Other investments(2)	2,699	2,945
Total multifamily portfolio	309,474	309,472
Add: Unguaranteed securities(3)	41,076	40,666
Less: Acquired mortgage-related securities(4)	(5,508)	(5,709)
Total multifamily market support	$345,042	$344,429

(1)	Includes mortgage-related securities acquired by us from our securitizations.

(2)	Includes the carrying value of LIHTC investments and the UPB of non-mortgage loans, including financing provided to whole loan funds.

(3)	Reflects the UPB of unguaranteed securities issued as part of our securitizations and amounts related to loans sold to whole loan funds that were not financed by Freddie Mac.

(4)
Reflects the UPB of mortgage-related securities that were both issued as part of our securitizations and acquired by us. This UPB must be removed from the mortgage-related securities balance to avoid double-counting the exposure, as it is already reflected within the guarantee portfolio or unguaranteed securities.

■
Our total multifamily portfolio remained relatively flat during 1Q 2020. While we expect continued growth in our total portfolio as purchase and securitization activities should outpace run off, the near-term impacts to our new business activity and overall multifamily mortgage portfolio as a result of the COVID-19 pandemic are uncertain.

■	At March 31, 2020, approximately 76% of our held-for-sale loans were fixed-rate, while the remaining 24% were floating-rate.

■
As of March 31, 2020, we had cumulatively transferred the large majority of expected and stress credit risk on the multifamily guarantee portfolio primarily through subordination in our securitizations. In addition, nearly all of our securitization activities shifted substantially all of the interest-rate and liquidity risk associated with the underlying collateral away from Freddie Mac to third-party investors.

■
We earn guarantee fees in exchange for providing our guarantee of some or all of the securities we issue as part of our securitizations. The average guarantee fee rate that we earn on our guarantee portfolio was 37 bps, and the average remaining guarantee term was eight years, as of both March 31, 2020 and December 31, 2019. While we expect to earn future guarantee fees at the average guarantee fee rate over the average remaining guarantee term, the actual amount earned will depend on the performance of the underlying collateral subject to our financial guarantee.

Freddie Mac 1Q 2020 Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield and K Certificate Benchmark Spreads

Net Interest Yield & Average Investment Portfolio Balance

K Certificate Benchmark Spreads

■	Net interest yield increased during 1Q 2020 compared to 1Q 2019 due to lower funding costs on our held-for-sale loans driven by lower interest rates.

■	The weighted average investment portfolio balance of interest-earning assets decreased during 1Q 2020 compared to 1Q 2019 due to a decrease in held-for-sale loans and mortgage-related securities.

■
K Certificate benchmark spreads significantly widened during 1Q 2020 as a result of market volatility related to the COVID-19 pandemic, resulting in spread-related fair value losses on our held-for-sale loans and commitments and mortgage-related securities.

Freddie Mac 1Q 2020 Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Multifamily segment.
Table 15 - Multifamily Segment Financial Results

			Change
(Dollars in millions)	1Q 2020	1Q 2019	$	%
Net interest income	$269	$247	$22	9%
Guarantee fee income	413	287	126	44
Investment gains (losses), net	(851)	(26)	(825)	(3,173)
Other income (loss)	37	29	8	28
Net revenues	(132)	537	(669)	(125)
Credit-related expense	(43)	(5)	(38)	(760)
Administrative expense	(120)	(112)	(8)	(7)
Other expense	(5)	(6)	1	17
Operating expense	(125)	(118)	(7)	(6)
Segment Earnings (Losses) before income tax benefit (expense)	(300)	414	(714)	(172)
Income tax (expense) benefit	62	(84)	146	174
Segment Earnings (Losses), net of taxes	(238)	330	(568)	(172)
Total other comprehensive income (loss), net of tax	64	65	(1)	(2)
Total comprehensive income (loss)	($174)	$395	($569)	(144)%
Key Business Drivers:

■	1Q 2020 vs. 1Q 2019

●	Increase in net interest income due to lower funding costs on our held-for-sale loans, partially offset by a decline in our weighted average portfolio balance of interest earning assets.

●	Increase in guarantee fee income driven by lower fair value losses on our guarantee asset due to declining interest rates coupled with continued growth in our multifamily guarantee portfolio.

●
Shifted to investment losses (net of other comprehensive income) in 1Q 2020 primarily driven by increased spread-related fair value losses due to spread widening, coupled with larger losses on derivatives used to economically hedge index lock commitments due to greater interest rate declines as a result of the market volatility caused by the COVID-19 pandemic. We expect these economic hedging losses to be mostly offset in 2Q 2020 as the index locks become loan purchase commitments that are measured at fair value.

Freddie Mac 1Q 2020 Form 10-Q	34

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Capital Markets
Business Results

The graphs and related discussion below present the business results of our Capital Markets segment.
Investing Activity

The following graphs present the Capital Markets segment's total investments portfolio and the composition of its mortgage investments portfolio by liquidity category.
Investments Portfolio

Mortgage Investments Portfolio

■
The balance of our mortgage investments portfolio remained relatively flat from December 31, 2019 to March 31, 2020. See Conservatorship and Related Matters - Managing Our Mortgage-Related Investments Portfolio for additional details.

■
The balance of our other investments portfolio increased by 19.3%, primarily due to higher near-term cash needs as of March 31, 2020 compared to December 31, 2019 for upcoming debt maturities and anticipated calls of other debt. We also maintained excess liquidity during 1Q 2020 due to volatile market conditions caused by the COVID-19 pandemic, which may negatively affect our net interest income. Additionally, we expect to advance significant amounts to cover principal and interest payments to security holders for loans in forbearance in the coming months.

■
Our less liquid assets continued to decrease and the percentage of less liquid assets relative to our total mortgage investments portfolio declined from 17.9% at December 31, 2019 to 16.6% at March 31, 2020, primarily due to repayments, sales, and securitizations. We continued to actively reduce our holdings of less liquid assets during 1Q 2020 by selling $1.9 billion of reperforming loans using senior subordinate securitization structures. However the impact of COVID-19 on market conditions negatively affected the overall liquidity of our portfolios. Although FHFA has instructed us to maintain loans in COVID-19 payment forbearance plans in mortgage-backed security pools for at least the duration of the forbearance plan, our less liquid assets are likely to increase in future periods as we will likely purchase a higher amount of delinquent and modified loans out of Freddie Mac mortgage-backed security pools. We also expect our ability to continue to sell less liquid assets at acceptable prices may be negatively affected by the market volatility caused by the COVID-19 pandemic.

■
We continue to participate in transactions that support the development of SOFR as an alternative rate to LIBOR. These transactions include investment in and issuance of SOFR indexed floating-rate debt securities and execution of SOFR indexed derivatives.

Freddie Mac 1Q 2020 Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Capital Markets

■
We have maintained adequate access to the debt markets to meet our financial obligations as they come due and meet the needs of customers in a timely and cost-efficient manner. We expect to continue to maintain excess liquidity in the near term in order to be able to meet our financial obligations as they come due.

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balances
(Weighted average balance in billions)

■
1Q 2020 vs. 1Q 2019 - Net interest yield decreased 51 basis points primarily due to the lower and flatter interest rate environment, which also resulted in an increase in amortization expense from higher loan liquidation rates and a change in our investment mix, as the other investments portfolio represented a larger percentage of our total investments portfolio.

■
Net interest yield for the Capital Markets segment is not affected by our hedge accounting programs due to reclassifications made for Segment Earnings. See Note 13 in our 2019 Annual Report for more information.

Freddie Mac 1Q 2020 Form 10-Q	36

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Capital Markets segment.
Table 16 - Capital Markets Segment Financial Results

			Change
(Dollars in millions)	1Q 2020	1Q 2019	$	%
Net interest income	$509	$758	($249)	(33)%
Investment gains (losses), net	(427)	(36)	(391)	(1,086)
Other income (loss)	(201)	(206)	5	2
Net revenues	(119)	516	(635)	(123)
Administrative expense	(95)	(92)	(3)	(3)
Other expense	(9)	(1)	(8)	(800)
Operating expense	(104)	(93)	(11)	(12)
Segment Earnings (Losses) before income tax (expense) benefit	(223)	423	(646)	(153)
Income tax (expense) benefit	46	(86)	132	153
Segment Earnings (Losses), net of taxes	(177)	337	(514)	(153)
Total other comprehensive income (loss), net of tax	387	197	190	96
Total comprehensive income (loss)	$210	$534	($324)	(61)%
The portion of total comprehensive income (loss) driven by interest rate-related and market spread-related fair value changes, after-tax, is presented in the table below. These amounts affect various line items in the table above, including investment gains (losses), net, income tax expense, and total other comprehensive income (loss), net of tax.
Table 17 - Capital Markets Segment Interest Rate-Related and Market Spread-Related Fair Value Changes, Net of Tax

			Change
(Dollars in billions)	1Q 2020	1Q 2019	$	%
Interest rate-related	$0.3	$0.1	$0.2	200%
Market spread-related	(0.4)	—	(0.4)	N/A
Key Drivers:

■	1Q 2020 vs. 1Q 2019

●
Net interest income decreased primarily due to the lower and flatter interest rate environment, which also resulted in an increase in amortization expense due to higher loan liquidation rates and a change in our investment mix, as the other investments portfolio represented a larger percentage of our total investments portfolio.

●
Decrease in investment gains (losses), net of $0.4 billion, partially offset by an increase of $0.2 billion in other comprehensive income, primarily due to spread-related fair value losses as a result of significant market volatility caused by COVID-19. See Risk Management - Market Risk for additional information on the effect of market-related items on our comprehensive income.

Freddie Mac 1Q 2020 Form 10-Q	37

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
Risk is an inherent part of our business activities. We are exposed to the following key types of risk: credit risk, operational risk, market risk, liquidity risk, strategic risk, and reputation risk.
For more discussion of these and other risks facing our business and our enterprise risk framework, see Other Information - Risk Factors and MD&A - Liquidity and Capital Resources in this Form 10-Q and Risk Factors, MD&A - Risk Management, and MD&A - Liquidity and Capital Resources in our 2019 Annual Report. See below for updates since our 2019 Annual Report.
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
On January 1, 2020, we adopted CECL, which changed our methodology for accounting for credit losses on financial assets measured at amortized cost and off-balance sheet credit exposures. See Note 1 for additional information on our adoption of CECL. See Note 4 and Note 5 for additional information on the changes in our significant accounting policies that affect the accounting for credit losses on our single-family and multifamily credit risk exposures as a result of our adoption of CECL.
In the section below, we provide a discussion of the current risk environment for our mortgage credit risk.
Single-Family Mortgage Credit Risk

Maintaining Prudent Underwriting Standards and Quality Control Practices and Managing Seller/Servicer Performance

Loan Purchase Credit Characteristics
The credit quality of our single-family loan purchases remained strong during 1Q 2020 by historical standards. We continually monitor and evaluate market conditions that could impact the credit quality of our single-family loan purchases. We have announced temporary changes in our underwriting standards due to the COVID-19 pandemic, which may affect the expected performance of loans purchased while these changes are in effect.
In April 2020, we announced that we would temporarily purchase certain single-family mortgage loans that have entered into forbearance as a result of borrower hardship caused by the COVID-19 pandemic to help provide liquidity to the mortgage market and allow originators to keep lending. These loans will be priced to mitigate the heightened risk of loss that they present. For additional information on these temporary changes, see MD&A - Introduction - COVID-19 Pandemic Response Efforts.
The graphs below show the credit profile of the single-family loans we purchased or guaranteed in each of the last five quarters.

Freddie Mac 1Q 2020 Form 10-Q	38

Management's Discussion and Analysis	Risk Management

Weighted Average Original LTV Ratio

Weighted Average Original Credit Score (1) (1) Original credit score is based on three credit bureaus (Equifax, Experian, and xxxTransUnion).
The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 18 - Single-Family New Business Activity

	1Q 2020		1Q 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total
30-year or more amortizing fixed-rate	$114,251	83%	$61,178	87%
20-year amortizing fixed-rate	6,097	4	1,441	2
15-year amortizing fixed-rate	17,400	13	5,600	8
Adjustable-rate	649	—	1,817	3
FHA/VA and other governmental	29	—	25	—
Total	$138,426	100%	$70,061	100%

Percentage of purchases
DTI ratio > 45%		14%		16%
Property type:
Detached single-family houses		62		60
Townhouse		30		31
Condominium or co-op		8		9
Occupancy type:	`
Primary residence		91		90
Second home		4		4
Investment property		5		6
Loan purpose:
Purchase		40		65
Cash-out refinance		21		20
Other refinance		39		15

Freddie Mac 1Q 2020 Form 10-Q	39

Management's Discussion and Analysis	Risk Management

Transferring Credit Risk to Third-Party Investors

To reduce our credit risk exposure, we engage in various credit enhancement arrangements, which include CRT transactions and other credit enhancements.
Single-Family Credit Guarantee Portfolio CRT Issuance
The table below provides the issuance amounts during 1Q 2020 and 1Q 2019, including the protected UPB and maximum coverage by loss position, associated with CRT transactions for loans in our single-family credit guarantee portfolio. While we successfully executed a number of CRT transactions in 1Q 2020, the COVID-19 pandemic has resulted in significant volatility in the single-family CRT markets, which may negatively affect our ability to transfer credit risk on single-family loans in future periods. See MD&A - Introduction - COVID-19 Pandemic Response Efforts - Business Outlook for additional information.
Table 19 - Single-Family Credit Guarantee Portfolio CRT Issuance

	Issuance for the Three Months Ended March 31, 2020				Issuance for the Three Months Ended March 31, 2019
	Protected UPB(1)	Maximum Coverage(2)			Protected UPB(1)	Maximum Coverage(2)
(In millions)	Total	First Loss(3)	Mezzanine	Total	Total	First Loss(3)	Mezzanine	Total
STACR	$132,571	$1,040	$2,667	$3,707	$74,849	$582	$1,660	$2,242
Insurance/reinsurance	97,758	221	633	854	65,230	275	611	886
Subordination	1,688	118	59	177	1,903	115	79	194
Lender risk-sharing	6,207	202	189	391	4,060	—	128	128
Less: UPB with more than one type of CRT activity	(97,505)	—	—	—	(45,368)	—	—	—
Total CRT Activities	$140,719	$1,581	$3,548	$5,129	$100,674	$972	$2,478	$3,450

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
Single-Family Credit Guarantee Portfolio Credit Enhancement Coverage Outstanding
The tables below provide information on the total protected UPB and maximum coverage associated with credit enhanced loans in our single-family credit guarantee portfolio as of March 31, 2020 and December 31, 2019.
Table 20 - Single-Family Credit Guarantee Portfolio Credit Enhancement Coverage Outstanding

	Outstanding as of March 31, 2020
	Protected UPB(1)	Percentage of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
(Dollars in millions)	Total	Total	First Loss(3)	Mezzanine	Total
Primary mortgage insurance	$427,467	21%	$109,003	$—	$109,003
STACR	906,431	45	6,912	20,422	27,334
Insurance/reinsurance	907,873	45	2,709	7,733	10,442
Subordination	44,363	2	2,715	2,785	5,500
Lender risk-sharing	29,222	1	5,154	769	5,923
Other	879	—	874	—	874
Less: UPB with multiple CRT and/or other credit enhancements	(1,143,799)	(56)	—	—	—
Single-family credit guarantee portfolio with credit enhancement	1,172,436	58	127,367	31,709	159,076
Single-family credit guarantee portfolio without credit enhancement	847,483	42	—	—	—
Total	$2,019,919	100%	$127,367	$31,709	$159,076

Freddie Mac 1Q 2020 Form 10-Q	40

Management's Discussion and Analysis	Risk Management

	Outstanding as of December 31, 2019
	Protected UPB(1)	Percentage of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
(Dollars in millions)	Total	Total	First Loss(3)	Mezzanine	Total
Primary mortgage insurance	$421,870	21%	$107,690	$—	$107,690
STACR	824,359	41	5,874	19,238	25,112
Insurance/reinsurance	863,149	43	2,483	7,674	10,157
Subordination	44,941	2	2,608	2,791	5,399
Lender risk-sharing	24,078	1	5,077	580	5,657
Other	1,056	—	1,051	—	1,051
Less: UPB with multiple CRT and/or other credit enhancements	(1,058,402)	(52)	—	—	—
Single-family credit guarantee portfolio with credit enhancement	1,121,051	56	124,783	30,283	155,066
Single-family credit guarantee portfolio without credit enhancement	873,398	44	—	—	—
Total	$1,994,449	100%	$124,783	$30,283	$155,066

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
We had outstanding maximum coverage of $159.1 billion and $155.1 billion on our single-family credit guarantee portfolio as of March 31, 2020 and December 31, 2019, respectively. CRT transactions provided 30.9% and 29.8% of the outstanding maximum coverage on those dates.
Credit Enhancement Coverage Characteristics
The table below provides information on the credit-enhanced and non-credit-enhanced loans in our single-family credit guarantee portfolio. The credit-enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit protection.
Table 21 - Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Credit Guarantee Portfolio

	As of March 31, 2020		As of December 31, 2019
(Percentage of portfolio based on UPB)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
Credit-enhanced
Primary mortgage insurance	21%	0.77%	21%	0.79%
Other	50	0.39	55	0.40
Non-credit-enhanced	43	0.67	45	0.70
Total	N/A	0.60	N/A	0.63
The table below provides information on the amount of credit enhancement coverage by year of origination associated with loans in our single-family credit guarantee portfolio.

Freddie Mac 1Q 2020 Form 10-Q	41

Management's Discussion and Analysis	Risk Management

Table 22 - Credit Enhancement Coverage by Year of Origination

	As of March 31, 2020		As of December 31, 2019
(Dollars in millions)	UPB(1)	Percentage of UPB with Credit Enhancement	UPB(1)	Percentage of UPB with Credit Enhancement
Year of Loan Origination
2020	$79,764	25%	N/A	N/A
2019	418,787	55	$383,003	40%
2018	200,563	81	221,712	81
2017	227,276	78	242,605	77
2016	264,988	71	277,762	71
2015 and prior	828,111	44	869,043	44
Total	$2,019,489	57	$1,994,125	55

(1)	Excludes loans underlying certain securitization products for which loan-level data is not available.
Credit Enhancement Expenses and Recoveries
The recognition of expenses and estimated probable recoveries associated with credit enhancements in our condensed consolidated financial statements depends on the type of credit enhancement. See our 2019 Annual Report for more information. See Note 6 for additional information on our credit enhancements. The table below contains details on the costs associated with our single-family credit enhancements.
Table 23 - Details of Single-Family Credit Enhancement (Expense) Benefit, Net

(In millions)	1Q 2020	1Q 2019
Credit enhancement costs (1)
Credit enhancement (expense) benefit, net	$214	($153)
Interest expense related to CRT debt	(232)	(275)
Total costs	(18)	(428)

Estimated reinvestment income from proceeds of CRT debt issuance	46	112
Single-family credit enhancement (expense) benefit, net	$28	($316)

(1)	Excludes fair value gains and losses on CRT derivatives and CRT debt recorded at fair value. See MD&A - Consolidated Results of Operations for additional information on these items.
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
Table 24 - Reduction in Conservatorship Credit Capital (1) as a Result of Certain CRT Transactions

	As of March 31, 2020			As of December 31, 2019
(Dollars in billions)	Single-Family Credit Guarantee Portfolio	Single-Family Credit Guarantee Portfolio - Covered by Certain CRT Transactions	Single-Family Credit Guarantee Portfolio - Other	Single-Family Credit Guarantee Portfolio	Single-Family Credit Guarantee Portfolio - Covered by Certain CRT Transactions	Single-Family Credit Guarantee Portfolio - Other
Conservatorship credit capital prior to CRT (2)	$32.7	$19.2	$13.5	$32.0	$16.1	$15.9
Conservatorship credit capital reduced by CRT (3)	(14.4)	(14.4)	—	(11.8)	(11.8)	—
Conservatorship credit capital needed after CRT	$18.3	$4.8	$13.5	$20.2	$4.3	$15.9
Reduction in conservatorship credit capital (%) (4)	44.0%	75.0%	—%	36.9%	73.3%	—%
UPB	$2,020	$1,026	$994	$1,994	$945	$1,049
% of portfolio	100%	51%	49%	100%	47%	53%

Freddie Mac 1Q 2020 Form 10-Q	42

Management's Discussion and Analysis	Risk Management

(1)
Conservatorship credit capital figures for each period are based on the CCF in effect during the period. The CCF in effect as of March 31, 2020 was largely unchanged from the CCF as of December 31, 2019. The conservatorship credit capital figures as of March 31, 2020 are preliminary and subject to change until official submission to FHFA. The conservatorship credit capital figures as of December 31, 2019 have been revised to conform to the official submission to FHFA.

(2)
Represents the total conservatorship credit capital prior to CRT on the outstanding balance of our single-family credit guarantee portfolio as of March 31, 2020 and December 31, 2019 based on prescribed CCF guidelines.

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
Monitoring Loan Performance and Characteristics

We review loan performance, including monitoring credit quality characteristics in conjunction with housing market and economic conditions, to assess credit risk when estimating our allowance for credit losses.
Allowance for Credit Losses
Upon the adoption of CECL on January 1, 2020, we recognized an increase to the opening balance of the allowance for credit losses on single-family loans classified as held-for-investment. Under CECL, we recognize an allowance for credit losses before a loss event has been incurred, which results in earlier recognition of credit losses compared to the previous incurred loss impairment methodology. Under CECL, we estimate the allowance for credit losses for loans on a pooled basis using a discounted cash flow model that evaluates a variety of factors to estimate the cash flows we expect to collect. The discounted cash flow model forecasts cash flows over the loan’s remaining contractual life, adjusted for expectations of prepayments and TDRs we reasonably expect will occur, and using our historical experience, adjusted for current and future economic forecasts. These projections require significant management judgment and we face uncertainties and risks related to the models we use for financial accounting and reporting purposes. In particular, the length and severity of the economic downturn caused by the COVID-19 pandemic and its impact on home prices and the housing market, the number of borrowers that require assistance under the COVID-19 forbearance programs we are offering, and the ultimate success of those programs in resolving borrower hardships are all subject to significant uncertainty and may have a material effect on our allowance for credit losses in future periods.
For further information on our accounting policies and methods for estimating our allowance for credit losses and related management judgments, see Critical Accounting Policies and Estimates.
The table below summarizes our single-family allowance for credit losses activity.
Table 25 - Single-Family Allowance for Credit Losses Activity

(Dollar in millions)	1Q 2020	1Q 2019
Ending balance, December 31	$4,268	$6,176
Cumulative-effect adjustment recognized upon adoption of CECL	965	—
Beginning balance, January 1	5,233	6,176
(Benefit) provision for credit losses	1,166	(136)
Charge-offs	(164)	(605)
Recoveries collected	88	106
Other	24	41
Ending balance	$6,347	$5,582

As a percentage of our single-family credit guarantee portfolio	0.31%	0.29%

Freddie Mac 1Q 2020 Form 10-Q	43

Management's Discussion and Analysis	Risk Management

Credit Losses and Recoveries
The table below contains certain credit performance metrics for our single-family credit guarantee portfolio.
Table 26 - Single-Family Credit Guarantee Portfolio Credit Performance Metrics

(Dollars in millions)	1Q 2020	1Q 2019
Charge-offs	$164	$605
Recoveries collected	(88)	(106)
Charge-offs, net	76	499
REO operations expense	85	33
Total credit losses	$161	$532

Total credit losses (in bps)	4.6	11.5
Recoveries from gains on loan sales	($29)	$—
Recoveries collected under freestanding credit enhancements and write-offs of CRT debt	(3)	—
TDRs and Non-Accrual Loan Activity
Single-family loans that have been modified or placed on non-accrual status generally have a higher associated allowance for credit losses. Due to the large number of loan modifications completed in past years, a significant portion of our allowance for credit losses is attributable to TDR loans:

■	As of March 31, 2020, 25% of the allowance for credit losses for single-family loans related to interest-rate concessions provided to borrowers as part of loan modifications.

■	Most of our modified single-family loans, including TDRs, were current and performing at March 31, 2020.

■
In general, we expect our allowance for credit losses associated with existing single-family TDRs to decline over time as borrowers continue to make monthly payments under the modified terms and interest-rate concessions are amortized into earnings. In addition, our sales of reperforming loans will decrease these allowances for credit losses. However, the COVID-19 pandemic is likely to cause some borrowers to have difficulty making their monthly payments under the modified terms, and our ability to sell reperforming loans at acceptable prices has been negatively affected by the COVID-19 pandemic and may continue to be negatively affected in the near term.

Freddie Mac 1Q 2020 Form 10-Q	44

Management's Discussion and Analysis	Risk Management

The CARES Act provides temporary relief from the accounting requirements for TDRs for certain loan modifications that are the result of a hardship that is related, either directly or indirectly, to the COVID-19 pandemic. We have elected to apply this temporary relief and therefore will not account for qualifying loan modifications as TDRs. In addition, interpretive guidance issued by federal banking regulators and endorsed by the FASB staff has indicated that borrowers who receive relief through government-mandated modification or deferral programs related to COVID-19 are not experiencing financial difficulty and, therefore, such modifications or deferral programs should not be accounted for as TDRs. As a result, we expect that substantially all of the forbearance and other relief programs we are offering as a result of COVID-19 will not be accounted for as TDRs, and we therefore expect the volume of TDRs to decline in the near term. In addition, we are currently evaluating our policy for interest income recognition for loans that receive forbearance as a result of a hardship related to COVID-19. See Note 4 for additional information on our accounting policies for forbearance programs related to COVID-19.
The table below presents information about the UPB and interest income of single-family TDR loans and non-accrual loans on our condensed consolidated balance sheets.
Table 27 - Single-Family TDR and Non-Accrual Loans

	As of March 31, 2020			As of December 31, 2019
(Dollars in millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-investment	Mortgage Loans Held-for-Sale	Total
UPB:
TDRs on accrual status(1)	$30,288	$11,604	$41,892	$32,188	$11,576	$43,764
Non-accrual loans	6,279	4,477	10,756	6,529	4,654	11,183
Total TDRs and non-accrual loans	$36,567	$16,081	$52,648	$38,717	$16,230	$54,947

Allowance for credit losses associated with:
TDRs on accrual status	$1,354	$7	$1,361	$2,452	$—	$2,452
Non-accrual loans	436	159	595	597	—	597
Total	$1,790	$166	$1,956	$3,049	$—	$3,049

Allowance as % of UPB:
TDRs on accrual status	4%	—%	3%	8%	—%	6%
Non-accrual loans	7	4	6	9	—	5
Total	5	1	4	8	—	6

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(In millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total
Interest on TDRs and non-accrual loans:
At original contractual rates	$464	$223	$687	$603	$253	$856
Recognized	(331)	(129)	(460)	(401)	(143)	(544)
Foregone interest income on TDRs and non-accrual loans(2)	$133	$94	$227	$202	$110	$312

(1)	In prior periods, UPB amounts included only loans classified as held-for-investment.

(2)
Represents the amount of interest income that we did not recognize but would have recognized during the period for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.

Freddie Mac 1Q 2020 Form 10-Q	45

Management's Discussion and Analysis	Risk Management

The table below summarizes the UPB of single-family held-for-investment TDR loan activity.
Table 28 - Single-Family TDR Loan Activity

	March 31, 2020		March 31, 2019(1)
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
Beginning balance, as of January 1	249,182	$35,623	290,255	$42,254
New additions	7,424	1,215	8,734	1,347
Repayments and reclassifications to held-for-sale	(19,741)	(3,223)	(21,347)	(3,809)
Foreclosure sales and foreclosure alternatives	(864)	(127)	(1,373)	(185)
Ending balance, as of March 31	236,001	33,488	276,269	39,607
Loans impaired upon purchase	—	—	2,403	158
Total impaired loans with an allowance recorded	—	—	278,672	39,765
Allowance for credit losses		(1,699)		(3,820)
Net investment, as of March 31		$31,789		$35,945

(1)	Excludes held-for-investment TDRs with no allowance for credit losses based on the individual impairment assessment according to the previous incurred loss impairment methodology.
Delinquency Rates
The charts below show the credit losses and serious delinquency rates for each of our single-family loan portfolios. Our core single-family loan portfolio continued to perform well through March 31, 2020 and accounted for a small percentage of our credit losses at that date, as shown below. Our legacy and relief refinance single-family loan portfolio continues to decline as a percentage of our overall portfolio, but continues to account for the majority of our credit losses.
The total serious delinquency rate on our single-family credit guarantee portfolio was 0.60% as of March 31, 2020. However, 42% of the seriously delinquent loans at March 31, 2020 were covered by credit enhancements designed to reduce our credit risk exposure. See Note 4 for additional information on our single-family delinquency rates.
Our total single-family serious delinquency rate was lower as of March 31, 2020 compared to March 31, 2019 due to the continued shift in the single-family credit guarantee portfolio mix, as the legacy and relief refinance single-family loan portfolio runs off and we add higher credit quality loans to our core single-family loan portfolio. This decline is also attributable to our continued loss mitigation efforts and sales of certain seriously delinquent loans, as well as home price appreciation and a low unemployment rate.
The ongoing COVID-19 pandemic has caused an unprecedented disruption in the mortgage market. While we expect the actions we take to support the mortgage market to improve borrower outcomes, these actions may not be as successful as we hope, and we expect the serious delinquency rates for our single-family loan portfolio to increase substantially in the near term.

Freddie Mac 1Q 2020 Form 10-Q	46

Management's Discussion and Analysis	Risk Management

Serious Delinquency Rates
Loan Characteristics
The table below contains details on characteristics of the loans in our single-family credit guarantee portfolio.
Table 29 - Credit Quality Characteristics of Our Single-Family Credit Guarantee Portfolio

	As of March 31, 2020
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score (1)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Core single-family loan portfolio	$1,739	750	751	75%	60%	—%	—%
Legacy and relief refinance single-family loan portfolio	281	711	692	83	51	2	7
Total	$2,020	745	748	76	58	—	1
Referenced footnotes are included after the next table.

	As of December 31, 2019
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score (1)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Core single-family loan portfolio	$1,701	750	752	75%	60%	—%	—%
Legacy and relief refinance single-family loan portfolio	293	712	692	83	52	2	7
Total	$1,994	745	749	76	59	—	1

(1)	Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
Higher Risk Loan Attributes and Attribute Combinations
Certain combinations of loan attributes can indicate a higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores. The following table presents the combination of credit score and CLTV ratio attributes of loans in our single-family credit guarantee portfolio.

Freddie Mac 1Q 2020 Form 10-Q	47

Management's Discussion and Analysis	Risk Management

Table 30 - Single-Family Credit Guarantee Portfolio Attribute Combinations for Higher Risk Loans

	As of March 31, 2020
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Original credit score)	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate	% Modified
Core single-family loan portfolio:
< 620	0.3%	2.89%	—%	NM	—%	NM	0.3%	3.02%	3.4%
620 to 659	2.2	1.24	0.3	1.58%	—	NM	2.5	1.28	2.0
≥ 660	70.7	0.20	12.4	0.28	—	NM	83.1	0.21	0.3
Not available	0.1	1.40	—	NM	—	NM	0.1	1.95	3.7
Total	73.3%	0.25	12.7%	0.34	—%	NM	86.0%	0.26	0.4

Legacy and relief refinance single-family loan portfolio:
< 620	1.1%	4.10	0.1%	8.97	0.1%	15.57%	1.3%	4.72	17.1
620 to 659	1.4	2.94	0.2	7.86	0.1	12.51	1.7	3.39	15.8
≥ 660	10.1	1.02	0.6	3.97	0.2	6.23	10.9	1.18	5.7
Not available	0.1	4.37	—	NM	—	NM	0.1	4.68	19.7
Total	12.7%	1.54	0.9%	5.42	0.4%	8.95	14.0%	1.79	8.1
Referenced footnotes are included after the next table.

	As of December 31, 2019
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Original credit score)	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate	% Modified
Core single-family loan portfolio:
< 620	0.3%	2.68%	—%	NM	—%	NM	0.3%	2.87%	3.5%
620 to 659	2.1	1.26	0.4	1.59%	—	NM	2.5	1.30	1.9
≥ 660	69.8	0.20	12.6	0.26	—	NM	82.4	0.20	0.3
Not available	0.1	1.23	—	NM	—	NM	0.1	1.96	3.6
Total	72.3%	0.24	13.0%	0.33	—%	NM	85.3%	0.26	0.4

Legacy and relief refinance single-family loan portfolio:
< 620	1.1%	4.16	0.2%	9.33	0.1%	15.03%	1.4%	4.83	17.7
620 to 659	1.5	3.01	0.2	7.91	0.1	12.84	1.8	3.52	16.3
≥ 660	10.5	1.06	0.7	3.91	0.2	6.32	11.4	1.23	5.9
Not available	0.1	4.39	—	NM	—	NM	0.1	4.68	19.6
Total	13.2%	1.58	1.1%	5.39	0.4%	8.96	14.7%	1.84	8.3

(1)	NM - not meaningful due to the percentage of the portfolio rounding to zero.
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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $0.7 billion and $0.8 billion of security collateral underlying our other securitization products at March 31, 2020 and December 31, 2019, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation

Freddie Mac 1Q 2020 Form 10-Q	48

Management's Discussion and Analysis	Risk Management

requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, part of our relief refinance initiative or part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller or servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to March 31, 2020, we have purchased approximately $36.4 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.
Table 31 - Alt-A Loans in Our Single-Family Credit Guarantee Portfolio

	As of March 31, 2020				As of December 31, 2019
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$20.5	60%	18.0%	3.64%	$21.1	61%	18.4%	3.75%
The UPB of Alt-A loans in our single-family credit guarantee portfolio is continuing to decline due to borrowers refinancing into other mortgage products, foreclosure sales, and other liquidation events.
Geographic Concentrations
The table below summarizes the concentration by geographic area of our single-family credit guarantee portfolio as of March 31, 2020 and December 31, 2019, respectively. While our portfolio is well-diversified geographically, the economic effects of the COVID-19 pandemic may be disproportionately concentrated in certain geographic regions or areas. See Risk Management - Single-Family Mortgage Credit Risk in our 2019 Annual Report for additional information on geographic concentrations. See Note 14 for more information about credit risk associated with loans that we hold or guarantee.
Table 32 - Concentration of Credit Risk of Our Single-Family Credit Guarantee Portfolio

	March 31, 2020		December 31, 2019		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	1Q 2020	1Q 2019
Region(1)
West	30%	0.35%	30%	0.36%	8%	15%
Northeast	24	0.83	24	0.87	36	37
North Central	16	0.59	16	0.61	29	16
Southeast	16	0.70	16	0.73	18	25
Southwest	14	0.52	14	0.54	9	7
Total	100%	0.60	100%	0.63	100%	100%
State(2)
Illinois	4%	0.82	4%	0.85	16%	10%
New York	5	1.13	5	1.21	9	12
Florida	6	0.71	6	0.77	9	18
New Jersey	3	1.01	3	1.08	8	10
Maryland	3	0.82	3	0.88	5	4
All other	79	0.52	79	0.54	53	46
Total	100%	0.60	100%	0.63	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during 1Q 2020.

Freddie Mac 1Q 2020 Form 10-Q	49

Management's Discussion and Analysis	Risk Management

Engaging in Loss Mitigation Activities

Loan Workout Activities
Pursuant to FHFA guidance and the CARES Act, we are required to offer mortgage relief options for borrowers affected by the COVID-19 pandemic. Among other things, we are offering forbearance of up to 12 months to single-family borrowers experiencing a financial hardship, either directly or indirectly, related to COVID-19. We will also be providing servicers a payment deferral option to offer to eligible homeowners beginning on July 1, 2020. This solution, a broad offering that, at the direction of FHFA, is aligned with Fannie Mae's approach, is available to homeowners who have endured a short-term hardship and subsequently resolved it (including but not limited to hardships related to COVID-19) and provides them with a means to make up for missed payments. The payment deferral provides relief to eligible borrowers who have the financial capacity to resume making their monthly payments, but who are unable to afford the additional monthly contributions required by a repayment plan. We expect these programs to result in a substantial increase in our loss mitigation activity in the near term.
For additional information on actions we have taken in response to the COVID-19 pandemic, see MD&A - Introduction - COVID-19 Pandemic Response Efforts.
Sales and Securitization of Certain Seasoned Loans
We pursue sales of seriously delinquent loans when we believe the sale of these loans provides better economic returns than continuing to hold them. During 1Q 2020 and 1Q 2019, we completed sales of $0.3 billion and $0.0 billion, respectively, in UPB of seriously delinquent single-family loans. Of the $18.5 billion in UPB of single-family loans classified as held-for-sale at March 31, 2020, $3.9 billion related to loans that were seriously delinquent.
In addition to sales of seriously delinquent loans, we sell certain reperforming loans. Our sales of reperforming loans typically involve securitization of the loans using our senior subordinate securitization structures. During 1Q 2020 and 1Q 2019, we sold $1.9 billion and $2.1 billion, respectively, in UPB of reperforming loans through these structures.
Our ability to sell seriously delinquent loans and reperforming loans at acceptable prices has been negatively affected by the COVID-19 pandemic and may continue to be negatively affected in the near term.
Managing Foreclosure and REO Activities

Pursuant to FHFA guidance and the CARES Act, we are required to suspend foreclosures and evictions due to the COVID-19 pandemic until May 17, 2020, and this suspension period may be extended by FHFA, if necessary.
Our REO ending inventory declined in 1Q 2020, primarily due to a decrease in REO acquisitions driven by fewer loans in foreclosure and a large proportion of property sales to third parties at foreclosure.
The table below presents a summary of our single-family REO activity.
Table 33 - Single-Family REO Activity

	1Q 2020		1Q 2019
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	4,989	$565	7,100	$780
Additions	1,441	136	2,156	208
Dispositions	(2,262)	(227)	(2,542)	(234)
Ending balance — REO	4,168	474	6,714	754
Beginning balance, valuation allowance		(10)		(11)
Change in valuation allowance		(7)		1
Ending balance, valuation allowance		(17)		(10)
Ending balance — REO, net		$457		$744

Freddie Mac 1Q 2020 Form 10-Q	50

Management's Discussion and Analysis	Risk Management

Multifamily Mortgage Credit Risk

Pursuant to FHFA guidance and the CARES Act, Freddie Mac will offer multifamily borrowers mortgage forbearance, with the condition that they suspend all evictions for renters unable to pay rent due to the impact of this pandemic. Under this forbearance program, multifamily borrowers with a fully performing loan as of February 1, 2020 can defer their loan payment for up to 90 days by showing hardship as a consequence of the COVID-19 pandemic and by gaining lender approval. We have various forms of credit enhancements that reduce our credit risk exposure to the underlying mortgage borrower. As a result, we currently do not expect to experience significant credit losses due to the COVID-19 pandemic. For additional information on our responses to the COVID-19 pandemic, see MD&A - Introduction - COVID-19 Pandemic Response Efforts.
Transferring Credit Risk to Third-Party Investors

To reduce our credit risk exposure, we engage in various credit enhancement arrangements, which include securitizations and other credit enhancements. Our securitizations remain our principal risk transfer mechanism. Through these securitizations, we have transferred a large majority of the expected and stress credit risk on the multifamily guarantee portfolio, thereby reducing our overall credit risk exposure and required conservatorship capital.
The table below presents the delinquency rates and current expected credit losses for both credit-enhanced and non-credit enhanced loans underlying our multifamily mortgage portfolio.
Table 34 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	March 31, 2020				December 31, 2019
(Dollars in millions)	UPB	% of Portfolio	Delinquency Rate	Current Expected Credit Losses	UPB	% of Portfolio	Delinquency Rate
Credit-enhanced:
Subordination	$253,547	84%	0.09%	$8	$251,008	84%	0.09%
Other(1)	15,418	5	0.06	44	16,069	5	0.06
Total credit-enhanced	268,965	89	0.09	52	267,077	89	0.09
Non-credit-enhanced	31,706	11	0.03	64	33,091	11	—
Total	$300,671	100%	0.08%	$116	$300,168	100%	0.08%

(1)	Includes lender risk-sharing agreements related to certain securitizations, insurance/reinsurance contracts, SCR, and other credit enhancements.
The following table provides information on the level of subordination outstanding on our securitizations with subordination.
Table 35 - Level of Subordination Outstanding

	March 31, 2020		December 31, 2019
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Less than 10%	$2,078	0.04%	$2,094	0.04%
10% or greater	251,469	0.09	248,914	0.09
Total	$253,547	0.09%	$251,008	0.09%
Weighted average subordination level	14%		14%
The table below contains details on the loans underlying our multifamily mortgage portfolio that are not credit-enhanced.
Table 36 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	March 31, 2020			December 31, 2019
(Dollars in millions)	UPB	Delinquency Rate	Current Expected Credit Losses	UPB	Delinquency Rate
Unsecuritized loans:
Held-for-sale	$13,070	0.07%	N/A	$15,930	0.01%
Held-for-investment	9,204	—	$40	9,408	—
Securitization-related products	4,841	—	20	3,656	—
Other mortgage-related guarantees	4,591	—	4	4,097	—
Total	$31,706	0.03%	$64	$33,091	—%
We continue to develop other strategies to reduce our credit risk exposure to multifamily loans and securities. See Our Business Segments - Multifamily - Business Overview - Products and Activities - Securitization and Guarantee Products in our 2019 Annual Report for additional information.

Freddie Mac 1Q 2020 Form 10-Q	51

Management's Discussion and Analysis	Risk Management

Counterparty Credit Risk

We are exposed to counterparty credit risk, which is a type of institutional credit risk, as a result of our contracts with sellers and servicers, credit enhancement providers (mortgage insurers, investors, etc.), financial intermediaries, clearinghouses, and other counterparties. During 1Q 2020, many of our counterparties, primarily non-depository institutions, faced financial strains and liquidity pressure due to the economic downturn and market volatility caused by the COVID-19 pandemic. If these financial strains and liquidity pressure continue, our counterparties may not be able to perform under their contracts and as a result our counterparty credit risk exposure may increase. We have heightened our monitoring of counterparty credit risk and continue to assess impacts on an ongoing basis.
We have activated counterparty contingency plans that are responsible for safeguarding us from counterparty losses related to our business either directly from taking mortgage credit risk or to support customer and market transactions. Despite our active monitoring and communication, as the effect of COVID-19 continues to evolve, it is difficult to currently assess the impact on our financial results of increased counterparty credit risk.
Sellers and Servicers

Single-Family
We perform ongoing monitoring and review of our exposure to individual sellers or servicers in accordance with our institutional credit risk management framework, including requiring our counterparties to provide regular financial reporting to us. We have significant exposure to non-depository and smaller depository financial institutions in our single-family business. In March 2020, as the COVID-19 pandemic evolved rapidly, liquidity concerns primarily regarding non-depository financial institutions arose as market conditions changed and borrowers affected by COVID-19 were offered widespread forbearance, including forbearance on loans purchased and securitized by Freddie Mac. Servicers must continue to advance mortgage interest payments for Freddie Mac loans for up to 120 days during the forbearance period, which may increase liquidity pressures on certain of our counterparties.
In response to these potential liquidity concerns, we have heightened our monitoring and review of the financial stability of our non-depository institutional counterparties. However, if these counterparties continue to experience financial difficulty, we could experience a decline in mortgage servicing quality and/or be less likely to recover losses. In order to reduce our credit exposure, we may use a variety of tools and techniques to engage our single-family sellers and servicers and limit our losses, including providing incentives and compensatory fees and facilitating servicing transfers.
The table below summarizes the concentration of non-depository servicers of our single-family credit guarantee portfolio.
Table 37 - Single-Family Credit Guarantee Portfolio Non-Depository Servicers

	March 31, 2020		December 31, 2019
	% of Portfolio(1)	% of Serious Delinquent Single-Family Loans	% of Portfolio(1)	% of Serious Delinquent Single-Family Loans
Top five non-depository servicers	18%	11%	18%	13%
Other non-depository servicers	21	55	20	55
Total	39%	66%	38%	68%

(1)	Excludes loans where we do not exercise control over the associated servicing.
Multifamily
The majority of our multifamily loans are securitized using trusts that are administered by master servicers who bear responsibility to advance funds in the event of payment shortfalls. In the majority of our primary securitization transactions, we utilize one of three large financial depository institutions as master servicers, except for small balance loan securitizations where we serve as master servicer. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed non-recoverable. For loans purchased and held in our mortgage-related investment portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk.

Freddie Mac 1Q 2020 Form 10-Q	52

Management's Discussion and Analysis	Risk Management

Credit Enhancement Providers

We monitor our exposure to individual insurers by performing periodic analysis of the financial capacity of each insurer under various adverse economic conditions. The COVID-19 pandemic may increase financial strains on our credit enhancement providers, and as a result, we have heightened our monitoring and are actively communicating with our counterparties to assess potential risk impacts. If our credit enhancement providers fail to meet their obligations to reimburse us for claims, we could experience an increase in credit losses.
The table below summarizes our exposure to single-family mortgage insurers as of March 31, 2020. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.
Table 38 - Single-Family Mortgage Insurers

			As of March 31, 2020
(In millions)	Credit Rating(1)	Credit Rating Outlook(1)	UPB	Coverage
Arch Mortgage Insurance Company	A-	Negative	$93,062	$23,838
Radian Guaranty Inc. (Radian)	BBB+	Negative	85,071	21,454
Mortgage Guaranty Insurance Corporation (MGIC)	BBB+	Negative	74,822	19,203
Genworth Mortgage Insurance Corporation	BB+	Watch Dev	65,077	16,619
Essent Guaranty, Inc.	BBB+	Negative	64,081	16,343
National Mortgage Insurance (NMI)	BBB	Negative	39,243	10,042
PMI Mortgage Insurance Co. (PMI)	Not Rated	N/A	2,676	668
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	1,988	494
Triad Guaranty Insurance Corporation (Triad)	Not Rated	N/A	1,151	289
Others	N/A	N/A	296	53
Total			$427,467	$109,003

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of March 31, 2020. Represents the lower of S&P and Moody's credit ratings and outlooks stated in terms of the S&P equivalent.

Other Counterparties

We have exposure to institutions that act as counterparties to other types of transactions that we enter into in the ordinary course of business, including securities purchased under agreements to resell, secured lending transactions, and forward settlement of our loans and securities. We monitor the financial strength of these institutions and may use collateral maintenance requirements to manage our exposure to individual counterparties.
During 1Q 2020, certain of our counterparties engaging in securities purchased under agreements to resell on Freddie Mac securities defaulted under the terms of the governing legal agreements by failing to meet margin requirements. The transactions were terminated in accordance with the terms of the agreements and we recognized the collateral at fair value, which was in excess of the counterparties' outstanding obligations. We did not recognize a financial loss as a result of these defaults.

Freddie Mac 1Q 2020 Form 10-Q	53

Management's Discussion and Analysis	Risk Management

Operational Risk
Overview

Operational risk is the risk of direct or indirect loss resulting from inadequate or failed internal processes, people, or systems or from external events. Operational risk is inherent in all of our activities. For additional discussion of operational risk events and our operational risk environment, see Risk Management - Operational Risk in our 2019 Annual Report.
See below for updates to operational risk since our 2019 Annual Report.
Business Resiliency Risk

As a result of the COVID-19 pandemic, our business resiliency risk has increased. We have instituted temporary operational changes, such as shifting to remote work for more than 95% of our staff. We have not yet experienced significant operational or technological issues associated with these operational changes. However, a prolonged period of remote work for us or our counterparties or vendors, or any significant technological or infrastructure-related disruptions during this period of remote work, could affect our ability to conduct normal business operations, perhaps significantly.
To manage this increased risk, we are leveraging our business resiliency and crisis management capabilities to mitigate the impact of the COVID-19 pandemic on our operations. Our business resiliency and executive crisis management teams have been meeting daily to address issues as they arise. These teams have developed a series of scenarios anticipating various degrees of impact on our resources and business operations and corresponding action plans that can be leveraged, if needed, as the situation evolves. The crisis management team and our senior leaders are providing frequent updates to our Board of Directors and staff. We are also working with FHFA and third parties to ensure continuity of critical business activities.
Third-Party Risk

We anticipate that our third-party service providers, sellers, servicers, and other counterparties are facing challenges due to the unprecedented events surrounding the COVID-19 pandemic. To address the elevated third-party risks arising from these anticipated challenges, we have increased our monitoring of third parties we deem to be critical or high risk to our operations. For example, we are using market intelligence sources to assess a number of risk factors for certain critical third parties, including financial health, geographic risk, and liquidity risk. We have also evaluated the contingency plans provided to us by significant third parties as well as our internal plans in the event that these third parties were to fail. We will continue to assess the contingency plans as the situation evolves and, where necessary, will invoke our plans to ensure continuity of operations.
See Risk Management - Credit Risk - Counterparty Credit Risk for additional information on our monitoring of our sellers and servicers.
Model Risk

The unprecedented events surrounding the COVID-19 pandemic, along with the associated severe market dislocation, has generated an increased degree of model risk and uncertainty. As a result, we expect our models to face significant challenges in accurately forecasting key inputs into our financial cash flows. These can include, but are not limited to, projections of mortgage rates, home prices, credit defaults, negative yields, prepayments and interest rates. In response, we are attempting to mitigate this increased risk by monitoring model performance and applying model overlays and adjustments when deemed appropriate. These will be driven by the latest developments and emerging trends in the economy, as well as any additional government interventions and internal policy changes. However, these adjustments have an element of subjectivity and are based upon difficult and complex judgments. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these estimates could have a material impact on our condensed consolidated financial statements.
For additional information on risks associated with our use of models, see Other Information - Risk Factors in this Form 10-Q and MD&A - Risk Management - Operational Risk - Model Risk and Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes in our 2019 Annual Report.

Freddie Mac 1Q 2020 Form 10-Q	54

Management's Discussion and Analysis	Risk Management

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
Table 39 - PVS-YC and PVS-L Results Assuming Shifts of the LIBOR Yield Curve

	March 31, 2020			December 31, 2019
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets:
Investments	$248	$4,522	$9,277	($307)	$4,840	$10,011
Guarantees(2)	249	335	894	(224)	351	706
Total Assets	497	4,857	10,171	(531)	5,191	10,717
Liabilities	(58)	(1,245)	(2,315)	20	(1,563)	(3,413)
Derivatives	(431)	(3,474)	(7,525)	513	(3,646)	(7,409)
Total	$8	$138	$331	$2	($18)	($105)
PVS	$8	$138	$331	$2	$—	$—

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

(2)	Represents the interest-rate risk from our single-family guarantee portfolio, which includes buy-ups, float, and upfront fees (including buy-downs).

Freddie Mac 1Q 2020 Form 10-Q	55

Management's Discussion and Analysis	Risk Management

Table 40 - Duration Gap and PVS Results

	1Q 2020			1Q 2019
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.4	$10	$62	0.1	$10	$15
Minimum	(0.1)	—	—	(0.2)	—	—
Maximum	1.5	28	236	0.4	30	46
Standard deviation	0.4	7	73	0.1	8	15
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 41 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
March 31, 2020	$3,612	$138	($3,474)
December 31, 2019	3,628	—	(3,628)
Earnings Sensitivity to Market Risk

The accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value) creates variability in our earnings when interest rates and spreads change. We have elected fair value hedge accounting for certain assets and liabilities in an effort to reduce this earnings variability and better align our financial results with the economics of our business. See Consolidated Results of Operations and Our Business Segments for additional information on the effect of changes in interest rates and market spreads on our financial results for 1Q 2020 and 1Q 2019.
Interest Rate-Related Earnings Sensitivity

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, changes in interest rates may still result in significant earnings variability from period to period. Based upon the composition of our financial assets and liabilities, including derivatives, at March 31, 2020, we would generally recognize fair value losses when interest rates decline if we did not apply fair value hedge accounting.
By electing fair value hedge accounting for certain single-family mortgage loans and certain debt instruments, we are able to reduce the potential variability in our earnings attributable to changes in interest rates. See Note 9 for additional information on hedge accounting.
Earnings Sensitivity to Changes in Interest Rates
We evaluate a range of interest rate scenarios to determine the sensitivity of our earnings due to changes in interest rates and to determine our fair value hedge accounting strategies. The interest rate scenarios evaluated include parallel shifts in the yield curve in which interest rates increase or decrease by 100 basis points, non-parallel shifts in the yield curve in which long-term interest rates increase or decrease by 100 basis points, and non-parallel shifts in the yield curve in which short-term and medium-term interest rates increase or decrease by 100 basis points. This evaluation identifies the net effect on comprehensive income from changes in fair value attributable to changes in interest rates for financial instruments measured at fair value, including the effects of fair value hedge accounting, for each of the identified scenarios. This evaluation does not include the net effect on comprehensive income from interest-rate sensitive items that are not measured at fair value (e.g., amortization of mortgage loan premiums and discounts, changes in fair value of held-for-sale mortgage loans for which we have not elected the fair value option, etc.) or from changes in our future contractual net interest income due to repricing of our interest-bearing assets and liabilities. The results of this evaluation are shown in the table below.

Freddie Mac 1Q 2020 Form 10-Q	56

Management's Discussion and Analysis	Risk Management

Table 42 - Earnings Sensitivity to Changes in Interest Rates

	Changes in Fair Value Due to Changes in Interest Rates for Financial Instruments Measured at Fair Value, Net of Hedge Accounting (Before-Tax)
(In billions)	March 31, 2020	March 31, 2019
Interest Rate Scenarios
Parallel yield curve shifts:
+100 basis points	$0.3	$—
-100 basis points	(0.3)	—
Non-parallel yield curve shifts - long-term interest rates:
+100 basis points	0.1	(0.2)
-100 basis points	(0.1)	0.2
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 basis points	0.2	0.2
-100 basis points	(0.2)	(0.2)
The actual effect of changes in interest rates on our comprehensive income in any given period may vary based on a number of factors, including, but not limited to, the composition of our assets and liabilities, the actual changes in interest rates that are realized at different terms along the yield curve, and the effectiveness of our hedge accounting strategies. Even if implemented properly, our hedge accounting programs may not be effective in reducing earnings volatility, and our hedges may fail in any given future period, which could expose us to significant earnings variability in that period. See Risk Factors - Market Risk - Changes in interest rates could negatively affect the fair value of financial assets and liabilities, our results of operations, and our net worth in our 2019 Annual Report for additional information.
Spread-Related Earnings Sensitivity

We have limited ability to manage our spread risk exposure in a cost beneficial manner, and therefore the changes in market spreads may contribute to significant earnings variability from period to period. For financial assets measured at fair value, we generally recognize fair value losses when market spreads widen. Conversely, for financial liabilities measured at fair value, we generally recognize fair value gains when market spreads widen. See MD&A - Our Business Segments for additional information on the impact of market spreads on our results of operations.

Freddie Mac 1Q 2020 Form 10-Q	57

Management's Discussion and Analysis	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES
Our business activities require that we maintain adequate liquidity to meet our financial obligations as they come due and meet the needs of customers in a timely and cost-efficient manner. We also must maintain adequate capital resources to avoid being placed into receivership by FHFA. For further discussion of our liquidity framework and profile, see MD&A - Liquidity and Capital Resources in our 2019 Annual Report.
Liquidity
Primary Sources of Liquidity

The following table lists the sources of our liquidity, the balances as of March 31, 2020, and a brief description of their importance to Freddie Mac.
Table 43 - Liquidity Sources

Source		Balance(1) (In billions)		Description
Liquidity
•	Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$80.4	•	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
•	Liquid Portion of the Mortgage-Related Investments Portfolio	$121.3	•
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
Table 44 - Other Investments Portfolio

	March 31, 2020				December 31, 2019
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)
Cash and cash equivalents	$6.4	$17.9	$—	$24.3	$4.2	$0.9	$0.1	$5.2
Securities purchased under agreements to resell	45.8	13.5	1.0	60.3	40.6	23.1	2.4	66.1
Non-mortgage related securities	28.2	—	4.6	32.8	23.2	—	3.9	27.1
Secured lending and other	—	—	6.1	6.1	—	—	5.2	5.2
Total	$80.4	$31.4	$11.7	$123.5	$68.0	$24.0	$11.6	$103.6

(1)	Represents carrying value.
Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $3.8 billion and $3.7 billion as of March 31, 2020 and December 31, 2019, respectively.
The liquidity and contingency operating portfolio also included collateral posted to us in the form of cash primarily by derivatives counterparties of $6.4 billion and $2.6 billion as of March 31, 2020 and December 31, 2019, respectively. We have invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements.

Freddie Mac 1Q 2020 Form 10-Q	58

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Primary Sources of Funding

The following table lists the sources and balances of our funding as of March 31, 2020 and a brief description of their importance to Freddie Mac.
Table 45 - Funding Sources

Source		Balance(1) (In billions)		Description
Funding
•	Other Debt	$286.1	•	Other debt is used to fund our business activities, including single-family guarantee activities not funded by debt securities of consolidated trusts.
•	Debt Securities of Consolidated Trusts	$1,930.0	•
Debt securities of consolidated trusts are used primarily to fund our single-family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and purchasing modified or seriously delinquent loans from the trusts.

(1)	Represents carrying value of debt balances after consideration of offsetting arrangements.
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
Beginning in March 2020, we ceased issuing LIBOR-indexed floating-rate unsecured debt securities that mature beyond the end of 2021. As of March 31, 2020, we did not have any outstanding LIBOR-indexed unsecured debt securities, except for our remaining outstanding STACR debt notes, which we are no longer issuing on a regular basis.
Despite the impact of COVID-19, we have had adequate access to the debt markets to meet our financial obligations as they come due.
The table below summarizes the par value and the average rate of other debt we issued or paid off, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases. We call, exchange, or repurchase our outstanding debt from time to time for a variety of reasons, including managing our funding composition and supporting the liquidity of our debt.

Freddie Mac 1Q 2020 Form 10-Q	59

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 46 - Other Debt Activity

	1Q 2020				1Q 2019
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills®
Beginning balance	$60,830	1.67%	$—	—%	$28,787	2.36%	$—	—%
Issuances	99,376	1.34	—	—	94,886	2.34	—	—
Repurchases	—	—	—	—	—	—	—	—
Maturities	(102,384)	1.62	—	—	(77,819)	2.28	—	—
Ending Balance	57,822	1.33	—	—	45,854	2.46	—	—

Securities sold under agreements to repurchase
Beginning balance	9,843	1.46	—	—	6,019	2.40	—	—
Additions	299,679	1.10	—	—	50,157	2.45	—	—
Repayments	(295,217)	1.16	—	—	(41,214)	2.43	—	—
Ending Balance	14,305	0.16	—	—	14,962	2.50	—	—

Callable debt
Beginning balance	1,000	2.36	94,152	2.03	2,000	2.53	105,206	2.09
Issuances	—	—	29,089	1.78	—	—	14,120	2.99
Repurchases	—	—	—	—	—	—	—	—
Calls	(1,000)	2.36	(36,102)	2.09	(2,000)	2.78	(14,171)	3.10
Maturities	—	—	(2,270)	1.48	—	—	(3,681)	1.23
Ending Balance	—	—	84,869	1.92	—	—	101,474	2.10

Non-callable debt
Beginning balance	39,407	2.31	62,228	2.86	14,440	2.04	80,789	2.56
Issuances	14,356	1.57	31,656	0.85	8,119	2.43	—	—
Repurchases	—	—	—	—	—	—	(221)	1.50
Maturities	(13,450)	2.24	(3,589)	1.57	(6,050)	1.87	(4,872)	2.89
Ending Balance	40,313	2.07	90,295	2.21	16,509	2.29	75,696	2.62

STACR and SCR Debt(2)
Beginning balance	—	—	15,497	5.55	—	—	17,729	6.02
Issuances	—	—	—	—	—	—	280	2.48
Repurchases	—	—	—	—	—	—	—	—
Maturities	—	—	(843)	3.83	—	—	(412)	4.65
Ending Balance	—	—	14,654	5.57	—	—	17,597	6.17

Total other debt	$112,440	1.45%	$189,818	2.34%	$77,325	2.43%	$194,767	2.67%

(1)	Average rate is weighted based on par value.

(2)
STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty and are therefore included as a separate category in the table.

As of March 31, 2020, our aggregate indebtedness, calculated as the par value of other debt, was $288.2 billion, which was below the $300.0 billion debt cap limit imposed by the Purchase Agreement. Beginning January 1, 2020, we elected to net securities sold under agreements to repurchase against securities purchased under agreements to resell when such amounts meet the conditions for balance sheet offsetting, both on our condensed consolidated balance sheets and for purposes of measuring our aggregate indebtedness under the debt cap limit. Prior period amounts have been reclassified to conform to the current presentation. See Note 10 for additional information.
Our outstanding other debt balance increased during 1Q 2020 compared to 1Q 2019, driven by an increase in the issuance of short-term SOFR debt primarily due to higher near-term cash needs for upcoming debt maturities and anticipated calls. We also maintained excess liquidity due to volatile market conditions caused by the COVID-19 pandemic, which may negatively affect our net interest income. Additionally, we expect to advance significant amounts to cover principal and interest payments to security holders for loans in forbearance in the coming months.

Freddie Mac 1Q 2020 Form 10-Q	60

Management's Discussion and Analysis	Liquidity and Capital Resources

Maturity and Redemption Dates
The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.
Contractual Maturity Date as of March 31, 2020 (1)

Earliest Redemption Date as of March 31, 2020 1)

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

Debt Securities of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt securities of consolidated trusts, which relates to securitization transactions that we consolidated for accounting purposes. We issue this type of debt by securitizing mortgage loans primarily to fund the majority of our single-family guarantee activities. When we consolidate securitization trusts, we recognize the following on our condensed consolidated balance sheets:

■
The assets held by the securitization trusts, the majority of which are mortgage loans. We recognized $1,963.6 billion and $1,940.5 billion of mortgage loans, which represented 87.6% and 88.1% of our total assets, as of March 31, 2020 and December 31, 2019, respectively.

■
The debt securities issued by the securitization trusts, the majority of which are Level 1 securitizations that are pass-through securities, where the cash flows of the mortgage loans held by the securitization trust are passed through to the holders of the securities. We recognized $1,930.0 billion and $1,898.4 billion of debt securities of consolidated trusts, which represented 87.1% of our total debt, as of both March 31, 2020 and December 31, 2019, respectively.

Debt securities of consolidated trusts are principally repaid from the cash flows of the mortgage loans held by the securitization trusts that issued the debt securities. In circumstances when the cash flows of the mortgage loans are not sufficient to repay the debt, we make up the shortfall because we have guaranteed the payment of principal and interest on the debt. In certain circumstances, we have the right and/or obligation to purchase the loan from the trust prior to its contractual maturity. In April, 2020, FHFA instructed us to maintain loans in COVID-19 payment forbearance plans in mortgage-backed security pools for at least the duration of the forbearance plan.

Freddie Mac 1Q 2020 Form 10-Q	61

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.
Table 47 - Activity for Debt Securities of Consolidated Trusts Held by Third Parties

(In millions)	1Q 2020	1Q 2019
Beginning balance	$1,854,802	$1,748,738
Issuances:
New issuances to third parties	103,769	43,604
Additional issuances of securities	42,652	27,832
Total issuances	146,421	71,436
Extinguishments:
Purchases of debt securities from third parties	(4,017)	(6,015)
Debt securities received in settlement of secured lending	(14,765)	(5,947)
Repayments of debt securities	(96,670)	(48,185)
Total extinguishments	(115,452)	(60,147)
Ending balance	1,885,771	1,760,027
Unamortized premiums and discounts	44,234	43,680
Debt securities of consolidated trusts held by third parties	$1,930,005	$1,803,707
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) increased by $18.1 billion from March 31, 2019 to March 31, 2020, primarily driven by an increase in proceeds from the issuance of debt and higher loan liquidations due to decreasing interest rates. In addition, we carried higher cash and cash equivalents due to volatile market conditions caused by the COVID-19 pandemic during March 2020.
Capital Resources
Primary Sources of Capital

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Under the Purchase Agreement, Treasury made a commitment to provide us with funding, under certain conditions, to eliminate deficits in our net worth. At March 31, 2020, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $9.5 billion and the applicable Capital Reserve Amount of $20.0 billion, we will not have a dividend requirement to Treasury for the quarter ending March 31, 2020. See Note 2 for details of the support we receive from Treasury.
The table below presents activity related to our net worth during 1Q 2020 and 1Q 2019.
Table 48 - Net Worth Activity

(In millions)	1Q 2020	1Q 2019
Ending balance, December 31	$9,122	$4,477
Cumulative-effect adjustment (1)	(240)	—
Beginning balance, January 1	8,882	4,477
Comprehensive income (loss)	622	1,665
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	—	(1,477)
Total equity / net worth	$9,504	$4,665
Aggregate draws under Purchase Agreement	$71,648	$71,648
Aggregate cash dividends paid to Treasury	119,680	118,015
Liquidation preference of the senior preferred stock	81,770	75,648

(1)	Cumulative-effect adjustment related to our adoption of CECL. See Note 1 for additional information on our adoption of CECL.

Freddie Mac 1Q 2020 Form 10-Q	62

Management's Discussion and Analysis	Liquidity and Capital Resources

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
We use the CCF to evaluate business decisions and ensure the company makes such decisions prudently when pricing transactions and managing its businesses. This framework focuses on returns on conservatorship capital versus an estimated cost of equity capital needed to support the risk assumed to generate those returns.
The CCF has been and may be further revised by FHFA from time to time, including in connection with FHFA's consideration and adoption of a final Enterprise Capital Rule, which could possibly result in material changes in our conservatorship capital, and, thus, our returns on conservatorship capital. FHFA has announced that it plans to re-propose the Enterprise Capital Rule in 2020.
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
Table 49 - Return on Conservatorship Capital(1)

(Dollars in billions)	1Q 2020	1Q 2019
Comprehensive income	$0.6	$1.7
Conservatorship capital (average during the period)(2)	50.5	52.4
ROCC, based on comprehensive income(2)	4.9%	12.7%

(1)	Average conservatorship capital and ROCC for 1Q 2020 are preliminary and subject to change until official submission to FHFA.

(2)	Average conservatorship capital for each period is based on the CCF in effect during that period. The CCF in effect as of March 31, 2020 was largely unchanged from the CCF as of March 31, 2019.
Our ROCC for 1Q 2020 decreased compared to the return for 1Q 2019, primarily driven by the significant decrease in comprehensive income due to higher provision for credit losses based on our forecasts of higher expected credit losses from our single-family credit guarantee portfolio as a result of the COVID-19 pandemic. Our ROCC in future periods may be affected by the significant adverse effect the COVID-19 pandemic may have on our business for the remainder of 2020 and into 2021, and perhaps beyond.
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

Freddie Mac 1Q 2020 Form 10-Q	63

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

OFF-BALANCE SHEET ARRANGEMENTS
We enter into certain off-balance sheet arrangements related to our securitization activities involving guaranteed loans and mortgage-related securities, though most of our securitization activities are on-balance sheet. For a description of our off-balance sheet arrangements, see MD&A - Off-Balance Sheet Arrangements in our 2019 Annual Report. See Note 3 and Note 5 for more information on our off-balance sheet securitization and guarantee activities. Our adoption of CECL on January 1, 2020 changed how we measure our allowance for credit losses on off-balance sheet credit exposures. See Note 5 for additional information.
Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $300.5 billion and $296.5 billion at March 31, 2020 and December 31, 2019, respectively. These amounts exclude Fannie Mae securities backing Freddie Mac resecuritization products discussed below.
We commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. Accordingly, commingling Fannie Mae collateral in our resecuritization transactions increases our off-balance sheet exposure as we do not have control over the Fannie Mae collateral. The total amount of our off-balance sheet exposure related to Fannie Mae securities backing Freddie Mac resecuritization products was $39.5 billion and $27.4 billion at March 31, 2020 and December 31, 2019, respectively. We expect this exposure to increase over time.

Freddie Mac 1Q 2020 Form 10-Q	64

Management's Discussion and Analysis	Critical Accounting Policies and Estimates

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires us to make a number of judgments, estimates, and assumptions that affect the reported amounts within our condensed consolidated financial statements. Certain of our accounting policies, as well as estimates we make, are critical, as they are both important to the presentation of our financial condition and results of operations and require management to make difficult, complex, or subjective judgments and estimates, often regarding matters that are inherently uncertain. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these policies and estimates could have a material impact on our condensed consolidated financial statements.
Our critical accounting policies and estimates relate to the single-family allowance for credit losses. For additional information about our critical accounting policies and estimates and other significant accounting policies, as well as recently issued accounting guidance, see Note 1 in this Form 10-Q and in our 2019 Annual Report.
Single-Family Allowance for Credit Losses
Beginning on January 1, 2020, upon the adoption of CECL, the single-family allowance for credit losses represents our estimate of expected credit losses over the contractual term of the mortgage loans. The single-family allowance for credit losses pertains to all single-family loans classified as held-for-investment on our condensed consolidated balance sheets.
Determining the appropriateness of the single-family allowance for credit losses is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require us to make judgments about matters that are difficult to predict, the most significant of which are the probability of default, prepayment, and loss severity. We regularly evaluate the underlying estimates and models we use when determining the single-family allowance for credit losses and update our assumptions to reflect our historical experience and current view of economic factors. For additional information on uncertainty and risks related to models, see Other Information - Risk Factors in this Form 10-Q and Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes in our 2019 Annual Report. Upon adoption of CECL, the single-family allowance for credit losses also includes our reasonable and supportable forecast of certain future economic conditions, such as house prices and interest rates. Changes in our forecasts or the occurrence of actual economic conditions that differ significantly from our forecast may significantly affect the measurement of our single-family allowance for credit losses. The length and severity of the economic downturn caused by the COVID-19 pandemic, and its impact on the housing market, is subject to significant uncertainty, which makes it difficult to estimate credit losses. These developments may have a material effect on our allowance for credit losses in future periods.
We believe the level of our single-family allowance for credit losses is appropriate based on internal reviews of the factors and methodologies used. No single statistic or measurement determines the appropriateness of the allowance for credit losses. Changes in one or more of the estimates or assumptions used to calculate the single-family allowance for credit losses could have a material impact on the allowance for credit losses and benefit (provision) for credit losses.
Most single-family loans are aggregated into pools based on similar risk characteristics and measured collectively using a statistically based model that evaluates a variety of factors affecting collectability, including but not limited to current LTV ratios, trends in home prices, loan product type, delinquency/default status and history, and geographic location. Inputs used by the model are regularly updated for changes in the underlying data, assumptions, and market conditions. We review the output of this model by considering qualitative factors such as macroeconomic and other factors to see whether the model outputs are consistent with our expectations. Management adjustments may be necessary to take into consideration external factors and current economic events that have occurred but are not yet reflected in the factors used to derive the model outputs. Significant judgment is exercised in making these adjustments.
Some examples of the qualitative factors considered include:

■	Regional housing trends;

■	Applicable home price indices;

■	Unemployment and employment dislocation trends;

■	The effects of changes in government policies and programs;

■	Industry trends;

■	Consumer credit statistics;

■	Third-party credit enhancements;

■	Natural disasters (such as hurricanes and wildfires); and

■	Other catastrophic events (such as the COVID-19 pandemic and the impact of associated relief programs).
The inability to realize the benefits of our loss mitigation activities, declines in home prices, deterioration in the financial condition of our mortgage insurers, or increases in delinquency rates would cause our losses to be significantly higher than those currently estimated.

Freddie Mac 1Q 2020 Form 10-Q	65

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
Managing Our Mortgage-Related Investments Portfolio
The table below presents the UPB of our mortgage-related investments portfolio. In February 2019, FHFA directed us to maintain this portfolio at or below $225 billion at all times. In November 2019, FHFA directed us, by January 31, 2020, to include 10% of the notional value of certain interest-only securities owned by Freddie Mac in the calculation of this portfolio, while continuing to maintain the portfolio below the limit imposed by FHFA. For this purpose, our mortgage-related investments portfolio was $215.5 billion as of March 31, 2020, including $4.3 billion representing 10% of the notional amount of the interest-only securities we held as of March 31, 2020.
Table 50 - Mortgage-Related Investments Portfolio Details

	March 31, 2020				December 31, 2019
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Capital Markets segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$26,300	$—	$26,300	$—	$19,144	$—	$19,144
Reperforming loans	—	—	24,622	24,622	—	—	26,134	26,134
Total single-family unsecuritized loans	—	26,300	24,622	50,922	—	19,144	26,134	45,278
Agency securities	116,291	—	2,385	118,676	119,156	—	2,518	121,674
Non-agency mortgage-related securities	—	—	1,421	1,421	—	—	1,458	1,458
Total Capital Markets segment - Mortgage investments portfolio	116,291	26,300	28,428	171,019	119,156	19,144	30,110	168,410
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	8,177	8,177	—	—	8,589	8,589
Multifamily segment:
Unsecuritized loans	—	15,397	10,953	26,350	—	18,531	11,254	29,785
Mortgage-related securities	5,019	—	632	5,651	5,209	—	680	5,889
Total Multifamily segment	5,019	15,397	11,585	32,001	5,209	18,531	11,934	35,674
Total mortgage-related investments portfolio	$121,310	$41,697	$48,190	$211,197	$124,365	$37,675	$50,633	$212,673
Percentage of total mortgage-related investments portfolio	57%	20%	23%	100%	58%	18%	24%	100%
While we continued to purchase new single-family seriously delinquent loans from securities we guarantee and certain multifamily unsecuritized loans, which are classified as held-for-investment, our active disposition of less liquid assets during 1Q 2020 included the following:

■	Sales of $1.9 billion in UPB of single-family reperforming loans and $0.3 billion in UPB of seriously delinquent unsecuritized single-family loans; and

■	Securitizations of $1.2 billion in UPB of less liquid multifamily loans.
While we continued to actively reduce our holdings of less liquid assets during 1Q 2020, the effect of the COVID-19 pandemic on market conditions negatively affected the overall liquidity of our portfolios. In addition, although FHFA has instructed us to maintain loans in COVID-19 payment forbearance plans in mortgage-backed security pools for at least the duration of the forbearance plan, our less liquid assets are likely to increase in future periods as we will likely purchase a higher amount of delinquent and modified loans out of Freddie Mac mortgage-backed security pools. We also expect our ability to continue to sell less liquid assets at acceptable prices may be negatively affected by the market volatility caused by the COVID-19 pandemic.

Freddie Mac 1Q 2020 Form 10-Q	66

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Affordable Housing Fund Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and pay this amount to certain housing funds. During 1Q 2020, we completed $147.6 billion of new business purchases subject to this requirement and accrued $62 million of related expense. We are prohibited from passing through these costs to the originators of the loans that we purchase.
Affordable Housing Goals

In March 2020, we filed our Annual Housing Activities Report with FHFA. For 2019, we have determined that, based on the FHFA benchmarks for the affordable housing goals, we achieved all five of our single-family affordable housing goals and all three of our multifamily affordable housing goals.
FHFA will make the final determination as to whether we achieved compliance with our housing goals for 2019.
Duty to Serve

The GSE Act and FHFA regulation established a duty for us to facilitate a secondary mortgage market for mortgages on housing for very low-, low-, and moderate-income families in three underserved markets: manufactured housing, affordable housing preservation, and rural areas. Freddie Mac is currently operating under an underserved markets plan for 2018-2020. In March 2020, we submitted our 2019 Duty to Serve Annual Report, which includes information on activities and objectives undertaken during 2019. FHFA will use this report to evaluate our 2019 performance under our current underserved markets plan.
On March 30, 2020, in light of COVID-19, FHFA notified us that it has extended until September 1, 2020 the deadline for the submission of our draft 2021-2023 duty to serve underserved markets plan.
Legislative and Regulatory Developments
The CARES Act

On March 27, 2020, President Trump signed into law the CARES Act, which includes several provisions related to Freddie Mac and the mortgage industry. Key provisions include:

■
Credit Reporting: If borrowers affected by COVID-19 are granted an accommodation, including partial payments, forbearance, or other relief, and the credit obligation was current at the time the accommodation was granted, the credit obligation is to be reported as current. If the credit obligation was delinquent before the accommodation and continues to be delinquent during the accommodation period, the credit obligation will continue to be reported as delinquent.

■
Forbearance for Homeowners: Homeowners with federally backed mortgage loans, which include loans that are purchased or securitized by Freddie Mac, that are experiencing a financial hardship due to COVID-19 can request forbearance. Servicers must grant forbearance to any borrower claiming a financial burden arising from COVID-19, regardless of the delinquency status. Forbearance may be granted for a period of up to 180 days and may be extended for an additional period of up to 180 days if requested by the borrower. The initial or extended forbearance period may be shortened at the borrower’s request. During the forbearance period, no fees, penalties, or interest will accrue on the borrower’s account beyond what would have normally accrued if the borrower was current.

■
Foreclosure Moratorium: Except with respect to vacant or abandoned properties, all foreclosure actions, from initial filing to eviction, by servicers of federally backed mortgage loans, including loans purchased or securitized by Freddie Mac, are forbidden for at least 60 days beginning on March 18, 2020.

Freddie Mac 1Q 2020 Form 10-Q	67

Management's Discussion and Analysis	Regulation and Supervision

■
Multifamily Forbearance: During the covered period, multifamily borrowers with federally backed multifamily mortgage loans, including loans purchased or securitized by Freddie Mac, that are current as of February 1, 2020 may request forbearance if they are experiencing a financial hardship due, directly or indirectly, to the COVID-19 emergency. Servicers must grant forbearance for up to 30 days and extend the forbearance for up to two additional 30-day periods upon the request of the borrower. The borrower may discontinue the forbearance at any time. During the forbearance period, tenants may not be evicted for nonpayment of rent or other fees or charges or charged any late fees, penalties, or other charges for late payment of rent, and landlords cannot issue an eviction notice until after the end of the forbearance period. The covered period began on the date of the enactment of the CARES Act and ends on the sooner of the conclusion of the presidentially-declared natural emergency or December 31, 2020.

■
Renter Eviction Moratorium: Independent of the optional forbearance program under the CARES Act, for a period of 120 days after enactment of the CARES Act, any borrower with a federally backed mortgage loan or a federally backed multifamily mortgage loan, which terms together include single-family and multifamily loans purchased or securitized by Freddie Mac, may not evict tenants for nonpayment of rent or charge any fees, penalties, or other charges related to such non-payment of rent. After this 120-day period, landlords must give tenants at least a 30-day eviction notice.

Freddie Mac 1Q 2020 Form 10-Q	68

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-family Guarantee, Multifamily, and Capital Markets segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, the effects of the COVID-19 pandemic and actions taken in response thereto on our business, financial condition, and liquidity, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, and our results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Other Information - Risk Factors section of this Form 10-Q, the Risk Factors section in our 2019 Annual Report, and:

■
Uncertainty regarding the duration and severity of the COVID-19 pandemic and the effects of the pandemic and actions taken in response thereto on the United States economy and housing market, which could, in turn, adversely affect our business in numerous ways, including, for example, by increasing our credit losses, impairing the value of our mortgage-backed securities, decreasing our liquidity and capital levels, and increasing our credit risk and operational risk;

■
The actions the U.S. government (including FHFA, Treasury, and Congress) may take, or require us to take, including to support the housing markets (such as programs implemented in response to the COVID-19 pandemic) or to implement the recommendations in the Treasury Housing Reform Plan or FHFA's Conservatorship Scorecards and other objectives for us;

■	The effect of the restrictions on our business due to the conservatorship and the Purchase Agreement;

■
Changes in our Charter or in applicable legislative or regulatory requirements (including changes pursuant to the Treasury Housing Reform Plan or pursuant to any legislation affecting the future status of our company);

■	Changes in the fiscal and monetary policies of the Federal Reserve (including purchasing agency MBS and agency CMBS in amounts needed to support the market during the COVID-19 pandemic);

■	Changes in tax laws;

■	Changes in accounting policies, practices, or guidance, such as our adoption of CECL;

■	Changes in economic and market conditions generally, and as a result of the COVID-19 pandemic, including changes in employment rates, interest rates, spreads, and home prices;

■	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase and fixed-rate vs. ARM);

■	The success of our efforts to mitigate our losses on our legacy and relief refinance single-family loan portfolio;

■	The success of our strategy to transfer mortgage credit risk through STACR debt note, STACR Trust note, ACIS, K Certificate, SB Certificate, and other CRT transactions;

■	Our ability to maintain adequate liquidity to fund our operations;

■	Our ability to maintain the security and resiliency of our operational systems and infrastructure, including against cyberattacks;

■	Our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

■	The adequacy of our risk management framework, including the adequacy of the CCF for measuring risk;

■	Our ability to manage mortgage credit risk, including the effect of changes in underwriting and servicing practices;

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

■	Changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

■	Changes in investor demand for our debt or mortgage-related securities;

■	Our ability to align pooling practices and the treatment of forbearance loans with Fannie Mae;

■	Changes in the practices of loan originators, servicers, investors, and other participants in the secondary mortgage market;

Freddie Mac 1Q 2020 Form 10-Q	69

Management's Discussion and Analysis	Forward-Looking Statements

■	The discontinuance of, transition from. or replacement of LIBOR and the adverse consequences it could have on our business and operations;

■	The occurrence of a major natural or other catastrophic event (such as the COVID-19 pandemic) in areas in which our offices or significant portions of our total mortgage portfolio are located; and

■	Other factors and assumptions described in this Form 10-Q and our 2019 Annual Report, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-Q, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac 1Q 2020 Form 10-Q	70

Financial Statements

Financial Statements

Freddie Mac 1Q 2020 Form 10-Q	71

Financial Statements	Condensed Consolidated Statements of Comprehensive Income

FREDDIE MAC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	1Q 2020	1Q 2019
Interest income
Mortgage loans	$16,632	$17,946
Investment securities	652	689
Other	308	351
Total interest income	17,592	18,986
Interest expense	(14,807)	(15,833)
Net interest income	2,785	3,153

Non-interest income (loss)
Guarantee fee income	377	290
Investment gains (losses), net	(835)	(513)
Other income (loss)	95	(17)
Non-interest income (loss)	(363)	(240)
Net revenues	2,422	2,913

Benefit (provision) for credit losses	(1,233)	135

Non-interest expense
Salaries and employee benefits	(341)	(322)
Professional services	(76)	(105)
Other administrative expense	(170)	(151)
Total administrative expense	(587)	(578)
Credit enhancement (expense) benefit, net (Note 6)	236	(158)
REO operations expense	(85)	(33)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(432)	(390)
Other expense	(103)	(124)
Non-interest expense	(971)	(1,283)

Income (loss) before income tax (expense) benefit	218	1,765
Income tax (expense) benefit	(45)	(358)
Net income (loss)	173	1,407

Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	438	246
Changes in unrealized gains (losses) related to cash flow hedge relationships	13	18
Changes in defined benefit plans	(2)	(6)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	449	258
Comprehensive income (loss)	$622	$1,665

Net income (loss)	$173	$1,407
Undistributed net worth sweep, senior preferred stock dividends, or future increase in senior preferred stock liquidation preference	(382)	(1,665)
Net income (loss) attributable to common stockholders	($209)	($258)
Net income (loss) per common share — basic and diluted	($0.06)	($0.08)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2020 Form 10-Q	72

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except share-related amounts)	2020	2019
Assets
Cash and cash equivalents (Notes 1, 3, 14) (includes $17,920 and $991 of restricted cash and cash equivalents)	$24,324	$5,189
Securities purchased under agreements to resell (Notes 3, 10)	45,968	56,271
Investment securities, at fair value (Note 7)	79,189	75,711
Mortgage loans held-for-sale (Notes 3, 4) (includes $13,518 and $15,035 at fair value)	32,502	35,288
Mortgage loans held-for-investment (Notes 1, 3, 4) (net of allowance for credit losses of $6,121 and $4,234)	2,014,155	1,984,912
Accrued interest receivable (Notes 3, 4, 7, 10)	6,841	6,848
Derivative assets, net (Notes 9, 10)	2,815	844
Deferred tax assets, net (Note 12)	4,629	5,918
Other assets (Notes 3, 18) (includes $4,914 and $4,627 at fair value)	31,561	22,799
Total assets	$2,241,984	$2,193,780
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,271	$6,559
Debt (Notes 3, 8) (includes $3,214 and $3,938 at fair value)	2,216,135	2,169,685
Derivative liabilities, net (Notes 9, 10)	2,226	372
Other liabilities (Notes 3, 18)	7,848	8,042
Total liabilities	2,232,480	2,184,658
Commitments and contingencies (Notes 5, 9, 16)
Equity (Note 11)
Senior preferred stock (liquidation preference of $81,770 and $79,322)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,033 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(74,255)	(74,188)
AOCI, net of taxes, related to:
Available-for-sale securities	1,056	618
Cash flow hedge relationships	(231)	(244)
Defined benefit plans	62	64
Total AOCI, net of taxes	887	438
Treasury stock, at cost, 75,804,853 shares	(3,885)	(3,885)
Total equity	9,504	9,122
Total liabilities and equity	$2,241,984	$2,193,780
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	March 31,	December 31,
(In millions)	2020	2019
Condensed Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-investment	$1,963,630	$1,940,523
All other assets	53,415	40,598
Total assets of consolidated VIEs	$2,017,045	$1,981,121
Liabilities: (Note 3)
Debt	$1,930,005	$1,898,355
All other liabilities	5,551	5,537
Total liabilities of consolidated VIEs	$1,935,556	$1,903,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2020 Form 10-Q	73

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2019	1	464	650	$72,648	$14,109	$—	$—	($74,188)	$438	($3,885)	$9,122
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	173	—	—	173
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	449	—	449
Comprehensive income (loss)	—	—	—	—	—	—	—	173	449	—	622
Cumulative effect from adoption of CECL	—	—	—	—	—	—	—	(240)	—	—	(240)
Ending balance at March 31, 2020	1	464	650	$72,648	$14,109	$—	$—	($74,255)	$887	($3,885)	$9,504

Balance at December 31, 2018	1	464	650	$72,648	$14,109	$—	$—	($78,260)	($135)	($3,885)	$4,477
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	1,407	—	—	1,407
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	258	—	258
Comprehensive income (loss)	—	—	—	—	—	—	—	1,407	258	—	1,665
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(1,477)	—	—	(1,477)
Ending balance at March 31, 2019	1	464	650	$72,648	$14,109	$—	$—	($78,330)	$123	($3,885)	$4,665
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2020 Form 10-Q	74

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	1Q 2020	1Q 2019
Net cash provided by (used in) operating activities	$2,791	$4,274
Cash flows from investing activities
Purchases of trading securities	(29,067)	(22,738)
Proceeds from sales of trading securities	24,252	23,099
Proceeds from maturities and repayments of trading securities	4,992	1,754
Purchases of available-for-sale securities	(1,375)	(2,298)
Proceeds from sales of available-for-sale securities	2,072	3,032
Proceeds from maturities and repayments of available-for-sale securities	865	932
Purchases of mortgage loans acquired as held-for-investment	(68,834)	(34,756)
Proceeds from sales of mortgage loans acquired as held-for-investment	2,464	2,308
Proceeds from repayments of mortgage loans acquired as held-for-investment	107,876	52,425
Advances under secured lending arrangements	(17,047)	(7,997)
Repayments of secured lending arrangements	591	290
Net proceeds from dispositions of real estate owned and other recoveries	260	268
Net (increase) decrease in securities purchased under agreements to resell	5,688	(15,363)
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	(8,357)	(3,142)
Other, net	(138)	(187)
Net cash provided by (used in) investing activities	24,242	(2,373)
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	73,626	36,092
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(100,829)	(54,327)
Proceeds from issuance of other debt	473,937	167,026
Repayments of other debt	(454,607)	(150,248)
Increase in liquidation preference of senior preferred stock	—	—
Payment of cash dividends on senior preferred stock	—	(1,477)
Other, net	(25)	(1)
Net cash provided by (used in) financing activities	(7,898)	(2,935)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	19,135	(1,034)
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	5,189	7,273
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$24,324	$6,239

Supplemental cash flow information
Cash paid for:
Debt interest	$17,962	$17,366
Income taxes	—	—
Non-cash investing and financing activities (Note 4, 7, and 10)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2020 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Notes to Condensed Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, or 2019 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary of our 2019 Annual Report.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2019 Annual Report.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated.
We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the authority provided by FHFA to our Board of Directors to oversee management's conduct of our business operations. Certain amounts in prior periods' condensed consolidated financial statements have been reclassified to conform to the current presentation. See Note 1 in our 2019 Annual Report for additional information on these reclassifications. In the opinion of management, our unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our results.
Beginning January 1, 2020, we elected to offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell, when such amounts meet the conditions for balance sheet offsetting under GAAP. Certain amounts in prior periods' condensed financial statements have been reclassified to conform to the current presentation. See Note 10 in this Form 10-Q for additional information.
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
Cash and Cash Equivalents

Upon adoption of CECL on January 1, 2020, we measure an allowance for credit losses on cash equivalents based on expected credit losses over the contractual term of the instrument. As of March 31, 2020, we did not recognize an allowance for credit losses on our cash equivalents due to their overall high credit quality and short-term nature.

Freddie Mac 1Q 2020 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Condensed Consolidated Financial Statements
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; and
ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses

The amendments in these Updates replace the incurred loss impairment methodology with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
January 1, 2020
Due to the adoption of these Updates, we recognized a reduction to retained earnings of $0.2 billion through a cumulative-effect adjustment on January 1, 2020. See the CECL Transition Impacts section below for additional information on transition impacts. See Note 4, Note 5, Note 6, and Note 7 for additional information on the changes in our significant accounting policies as a result of our adoption of CECL.

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
January 1, 2020
We added disclosure of the change in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. See Note 15 for additional information.

ASU 2018-15, Intangibles -Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).

		January 1, 2020	The adoption of the amendments did not have a material effect on our consolidated financial statements or on our disclosures.
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
		January 1, 2020	The adoption of the amendments did not have a material effect on our consolidated financial statements or on our disclosures.
ASU 2019-01, Leases (Topic 842): Codification Improvements
The amendments in this Update provide guidance for the: (1) lessor's fair value determination of the lease's underlying asset; (2) lessor's statement of cash flows presentation of cash received from sales-type and direct financing leases; and (3) removal of interim transition disclosure requirements related to changes in accounting principles.
		January 1, 2020	The adoption of the amendments did not have a material effect on our consolidated financial statements or on our disclosures.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The amendments in this Update provide temporary optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other interbank offered rates expected to be discontinued.

		January 1, 2020	The adoption of the amendments did not have a material effect on our consolidated financial statements or on our disclosures.

Freddie Mac 1Q 2020 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

CECL Transition Impacts
The table below provides details on the transition impacts of adopting CECL. Other balance sheet lines not presented were not affected by CECL.
Table 1.1 CECL Transition Impacts

(In millions)	December 31, 2019	Transition Adjustments	January 1, 2020
Assets
Mortgage loans held-for-investment:
Single-family	$1,971,657	$199	$1,971,856
Multifamily	17,489	—	17,489
Less allowance for credit losses:
Single-family	(4,222)	(668)	(4,890)
Multifamily	(12)	(24)	(36)
Mortgage loans held-for-investment, net	1,984,912	(493)	1,984,419
Deferred tax assets, net	5,918	64	5,982
Other assets	22,799	193	22,992
Total transition adjustments		($236)
Liabilities and equity
Other liabilities	8,042	4	8,046
Retained earnings (accumulated deficit)	(74,188)	(240)	(74,428)
Total transition adjustments		($236)

Upon adoption of CECL on January 1, 2020, we did not recognize an allowance for credit losses on cash equivalents, investments in debt securities classified as available-for-sale, or securities purchased under agreements to resell. See Note 7 and Note 10, respectively, for additional information. We also did not recognize an allowance for credit losses on accrued interest receivable as we charge-off outstanding accrued interest receivables through interest income when loans are placed on non-accrual status. See Note 4 for additional information.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Condensed Consolidated Financial Statements
Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The amendments in this Update simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and adds guidance to reduce the complexity of applying Topic 740.
		January 1, 2021	We do not expect that the adoption of these amendments will have a material effect on our consolidated financial statements.

Freddie Mac 1Q 2020 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

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
In addition, pursuant to the September 2019 Letter Agreement, the liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, beginning on September 30, 2019, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter, until the liquidation preference has increased by $17.0 billion. As a result, the liquidation preference of the senior preferred stock increased from $79.3 billion on December 31, 2019 to $81.8 billion on March 31, 2020 based on the $2.4 billion increase in our Net Worth Amount during 4Q 2019, and will increase to $82.2 billion on June 30, 2020 based on the $0.4 billion increase in our Net Worth Amount during 1Q 2020.
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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

In February 2019, FHFA directed us to maintain the UPB of our mortgage-related investments portfolio at or below $225 billion at all times. We began including 10% of the notional value of certain interest-only securities owned by Freddie Mac in the calculation of this portfolio during 1Q 2020 as directed by FHFA in November 2019. The UPB of this portfolio was $215.5 billion at March 31, 2020, including $4.3 billion representing 10% of the notional amount of the interest-only securities we held as of March 31, 2020. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations imposed by the Purchase Agreement and FHFA.
Government Support for Our Business

We receive substantial support from Treasury and are dependent upon its continued support to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to:

Freddie Mac 1Q 2020 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

■	Keeping us solvent;

■	Allowing us to focus on our primary business objectives under conservatorship; and

■	Avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.
At December 31, 2019, our assets exceeded our liabilities under GAAP; therefore, FHFA, as Conservator, did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during 1Q 2020. The amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
See Note 8 and Note 11 for more information on the conservatorship and the Purchase Agreement.
Related Parties As a Result of Conservatorship

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. CSS was formed in 2013 as a limited liability company equally-owned by Freddie Mac and Fannie Mae and is also deemed a related party. In connection with the formation of CSS, we entered into a limited liability company agreement with Fannie Mae. We and Fannie Mae have each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS, including an updated customer services agreement with Fannie Mae and CSS in May of 2019. In June of 2019, we entered into an agreement with Fannie Mae regarding the commingling of certain of our mortgage securities under the Single Security Initiative and related indemnification obligations. In January 2020, FHFA directed Freddie Mac and Fannie Mae to amend the CSS LLC agreement to change the structure of the CSS Board of Managers, appointing a new independent non-Executive Chair and providing the CSS CEO a seat on the CSS Board. During conservatorship, all CSS Board decisions will require the affirmative vote of the FHFA-designated CSS Board Chair and FHFA may appoint up to three additional independent members to the CSS Board.
We account for our investment in CSS using the equity method. We increase the carrying value of our investment in CSS when we contribute capital to CSS. We recognize our equity in the net earnings of CSS each period as a component of investment gains (losses), net on our condensed consolidated statements of comprehensive income (loss). During 1Q 2020, we contributed $29 million of capital to CSS, and we have contributed $598 million since we began making contributions in the fourth quarter of 2014. The carrying value of our investment in CSS was $36 million and $35 million as of March 31, 2020 and December 31, 2019, respectively, and was included in other assets on our condensed consolidated balance sheets.

Freddie Mac 1Q 2020 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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
Table 3.1 - Consolidated VIEs

(In millions)	As of March 31, 2020	As of December 31, 2019
Condensed Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents (includes $17,855 and $869 of restricted cash and cash equivalents)	$17,856	$870
Securities purchased under agreements to resell	13,510	23,137
Investment securities, at fair value	1,536	597
Mortgage loans held-for-investment, net	1,963,630	1,940,523
Accrued interest receivable	6,181	6,170
Other assets	14,332	9,824
Total assets of consolidated VIEs	$2,017,045	$1,981,121
Liabilities:
Accrued interest payable	$5,551	$5,536
Debt	1,930,005	1,898,355
Other liabilities	—	1
Total liabilities of consolidated VIEs	$1,935,556	$1,903,892

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
The following table presents the carrying amounts and classification of the assets and liabilities recorded on our condensed consolidated balance sheets related to non-consolidated VIEs with which we were involved in the design and creation and have a significant continuing involvement, as well as our maximum exposure to loss and total assets of the VIEs. Our maximum exposure to loss includes the guaranteed UPB of the securities issued by the non-consolidated VIEs, the UPB of unguaranteed securities that we acquired from these securitization transactions, and the UPB of master servicer and guarantor advances made to the holders of the guaranteed securities. While we include the UPB of Fannie Mae securities backing non-consolidated Freddie Mac resecuritization trusts because we are providing a guaranty for the timely payment and interest on the underlying Fannie Mae securities that we have not previously guaranteed, we exclude the UPB of Freddie Mac securities backing these same trusts primarily because we already consolidate the underlying Freddie Mac collateral of these trusts on our condensed consolidated balance sheets. Our maximum exposure to loss also excludes our interest rate exposure on certain securitization activity and other mortgage-related guarantees measured at fair value where our interest rate exposure may be unlimited. We generally reduce our exposure to these guarantees with unlimited interest rate exposure through separate contracts with third parties. Total assets of non-consolidated VIEs excludes our investments in and obligations to non-consolidated Freddie Mac resecuritization trusts primarily because we already consolidate the underlying Freddie Mac collateral of these trusts on our condensed consolidated balance sheets. We do not believe the maximum exposure to loss disclosed in the table below is representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of

Freddie Mac 1Q 2020 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

proceeds from related collateral liquidation, including possible recoveries under credit enhancements. See Note 6 for additional information on credit enhancements.
Table 3.2 - Non-Consolidated VIEs

(In millions)	As of March 31, 2020	As of December 31, 2019
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investment securities, at fair value	$35,660	$37,918
Accrued interest receivable	208	212
Derivative assets, net	8	14
Other assets	4,465	3,951
Liabilities:
Derivative liabilities, net	109	108
Other liabilities	3,752	3,761
Maximum Exposure to Loss(2)	322,557	307,820
Total Assets of Non-Consolidated VIEs	342,265	335,562

(1)
Includes our variable interests in REMICs and Strips, commingled Supers, K Certificates, SB Certificates, certain senior subordinate securitization structures, and other securitization products that we do not consolidate.

(2)	Includes amounts related to Fannie Mae securities backing non-consolidated Freddie Mac resecuritizations trusts. These amounts were previously included in text in prior periods.
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

Freddie Mac 1Q 2020 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4
Mortgage Loans and Allowance for Credit Losses
On January 1, 2020, we adopted CECL, which changed certain of our significant accounting policies for mortgage loans held- for-investment and the associated allowance for credit losses, as discussed further in the sections below.
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 4.1 - Mortgage Loans

	March 31, 2020			December 31, 2019
(In millions)	Held by Freddie Mac	Held by Consolidated Trusts	Total	Held by Freddie Mac	Held by Consolidated Trusts	Total
Held-for-sale:
Single-family	$18,474	$—	$18,474	$18,543	$—	$18,543
Multifamily	15,929	—	15,929	18,954	—	18,954
Total UPB	34,403	—	34,403	37,497	—	37,497
Cost basis and fair value adjustments, net	(1,901)	—	(1,901)	(2,209)	—	(2,209)
Total held-for-sale loans, net	32,502	—	32,502	35,288	—	35,288
Held-for-investment:
Single-family	40,626	1,921,521	1,962,147	35,324	1,902,958	1,938,282
Multifamily	10,421	7,837	18,258	10,831	6,642	17,473
Total UPB	51,047	1,929,358	1,980,405	46,155	1,909,600	1,955,755
Cost basis adjustments	532	39,339	39,871	(183)	33,574	33,391
Allowance for credit losses	(1,054)	(5,067)	(6,121)	(1,583)	(2,651)	(4,234)
Total held-for-investment loans, net	50,525	1,963,630	2,014,155	44,389	1,940,523	1,984,912
Total mortgage loans, net	$83,027	$1,963,630	$2,046,657	$79,677	$1,940,523	$2,020,200

We own both single-family loans, which are secured by one- to four-unit residential properties, and multifamily loans, which are secured by properties with five or more residential rental units. Our single-family loans are predominantly first lien, fixed-rate loans secured by the borrower's primary residence. We do not typically acquire loans that have experienced more-than-insignificant deterioration in credit quality since origination as of our acquisition date, although we may acquire such loans in connection with performance under certain of our securitization activity or other mortgage-related guarantees. In addition, in April 2020, we announced that we would temporarily purchase certain single-family mortgage loans that have entered into forbearance as a result of borrower hardship caused by the COVID-19 pandemic and that these loans will be priced to mitigate the heightened risk of loss that they present.
Upon acquisition, we classify a loan as either held-for-investment or held-for-sale based on our intent with respect to the loan. Loans that we have the ability and intent to hold for the foreseeable future, including loans held by consolidated trusts and loans we intend to securitize using an entity we will consolidate, are classified as held-for-investment. Loans that we intend to sell are classified as held-for-sale.
Held-for-investment loans for which we have not elected the fair value option are reported on our condensed consolidated balance sheets at their amortized cost basis, net of the allowance for credit losses. The amortized cost basis is based on a loan’s outstanding UPB, net of deferred fees and other cost basis adjustments (including unamortized premiums and discounts, upfront fees, commitment-related derivative basis adjustments, fair value hedge accounting adjustments, and other pricing adjustments), excluding accrued interest receivable. Accrued interest receivable for both held-for-investment and held-for-sale loans is separately presented on our condensed consolidated balance sheets and excluded for the purposes of disclosure of the amortized cost basis of mortgage loans held-for-investment.
Held-for-sale loans for which we have not elected the fair value option are reported at lower-of-cost-or-fair-value on our condensed consolidated balance sheets. Any excess of a held-for-sale loan's cost over its fair value is recognized as a valuation allowance in investment gains (losses), net on our condensed consolidated statements of comprehensive income (loss), with subsequent changes in this valuation allowance also being recorded in investment gains (losses), net. Premiums, discounts, and other cost basis adjustments (including lower-of-cost-or-fair-value adjustments) are deferred and not amortized.
We elect the fair value option for certain multifamily loans that are originally classified as held-for-sale. Loans for which we have elected the fair value option are measured at fair value on a recurring basis, with subsequent gains or losses related to changes in fair value reported in investment gains (losses), net on our condensed consolidated statements of comprehensive income (loss). All fees, upfront costs, and other cost basis adjustments are recognized in earnings as incurred.

Freddie Mac 1Q 2020 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Cash flows related to loans originally classified as held-for-investment are classified as either investing activities (e.g., principal repayments) or operating activities (e.g., interest payments received from borrowers included within net income (loss)). Cash flows related to loans originally classified as held-for-sale are classified as operating activities.
The table below provides details of the UPB of loans we purchased, reclassified from held-for-investment to held-for-sale, and sold during the periods presented.
Table 4.2 - Loans Purchased, Reclassified from Held-for-Investment to Held-for-Sale, and Sold

(In billions)	1Q 2020	1Q 2019
Single-family:
Purchases
Held-for-investment loans	$137.7	$69.7
Reclassified from held-for-investment to held-for-sale (1)	2.6	4.1
Sale of held-for-sale loans(2)	2.2	2.1
Multifamily:
Purchases
Held-for-investment loans	1.2	1.0
Held-for-sale loans	8.2	11.6
Reclassified from held-for-investment to held-for-sale (1)	—	0.5
Sale of held-for-sale loans (3)	10.7	14.7

(1)
We reclassify loans from held-for-investment to held-for-sale when we no longer have both the intent and ability to hold the loans for the foreseeable future. For additional information regarding the fair value of our loans classified as held-for-sale, see Note 15.

(2)	Our sales of single-family loans reflect the sale of seasoned single-family mortgage loans.

(3)	Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates and SB Certificates. See Note 3 for more information on our K Certificates and SB Certificates.
Reclassifications

We reclassify loans from held-for-investment to held-for-sale when we no longer have both the intent and ability to hold the loan for the foreseeable future. Upon reclassification from held-for-investment to held-for-sale, we perform a collectability assessment. When we determine that a loan to be transferred has experienced more-than-insignificant deterioration in credit quality since origination, the excess of the loan’s amortized cost basis over its fair value is written off against the allowance for credit losses prior to the transfer. For all other loans, upon a transfer from held-for-investment to held-for-sale, we reverse the loan’s existing allowance for credit losses, if any, and establish a held-for-sale valuation allowance if the loan’s fair value is less than its amortized cost basis.
We reclassify loans from held-for-sale to held-for-investment when we have both the intent and ability to hold the loan for the foreseeable future. Upon a loan reclassification from held-for-sale to held-for-investment, we reverse the loan’s held-for-sale valuation allowance, if any, and establish an allowance for credit losses as needed.
The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the period presented.
Table 4.3 - Loan Reclassifications

	1Q 2020
(In millions)	Unpaid Principal Balance	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-family reclassifications from:
Held-for-investment to held-for-sale(1)	$2,637	$214	$—
Held-for-sale to held-for-Investment	1	—	—
Multifamily reclassifications from:
Held-for-investment to held-for-sale	32	—	—
Held-for-sale to held-for-Investment	482	(1)	—

(1)	Prior to reclassification from held-for-investment to held-for-sale, we charged-off $79 million against the allowance for credit losses during 1Q 2020.

Freddie Mac 1Q 2020 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Interest Income

We recognize interest income on an accrual basis except when we believe the collection of principal and interest in full is not reasonably assured, which generally occurs when a loan is three monthly payments or more past due, at which point we place the loan on non-accrual status unless the loan is well secured and in the process of collection based upon an individual loan assessment. A loan is considered past due if a full payment of principal and interest is not received within one month of its due date. We charge off outstanding accrued interest receivable through interest income when loans are placed on non-accrual status and recognize interest income on a cash basis while a loan is on non-accrual status.
Cost basis adjustments on held-for-investment loans are amortized into interest income over the contractual life of the loan using the effective interest method. No amortization is recognized during periods in which a loan is on non-accrual status.
A non-accrual loan is returned to accrual status when the collectability of principal and interest in full is reasonably assured. For single-family loans, we generally determine that collectability is reasonably assured when the loan returns to current payment status. For multifamily loans, the collectability of principal and interest is considered reasonably assured based on an analysis of the factors specific to the loan being assessed. Upon a loan's return to accrual status, all previously reversed interest income is recognized and amortization of any basis adjustments into interest income is resumed.
We are currently evaluating our policy for interest income recognition for loans that receive forbearance as a result of a hardship related to COVID-19.
The table below presents the amortized cost basis of non-accrual loans at the beginning and end of the periods presented, including the interest income recognized for the periods presented that is related to the loans on non-accrual status at end of the periods.
Table 4.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-accrual

	Non-accrual Amortized Cost Basis		Interest Income Recognized
(In millions)	January 1, 2020	March 31, 2020	1Q 2020
Single-family:
20- and 30-year or more, amortizing fixed-rate	$5,598	$5,494	$4
15-year amortizing fixed-rate	242	241	—
Adjustable-rate	91	83	—
Alt-A, interest-only, and option ARM	439	389	2
Total single-family	6,370	6,207	6
Total multifamily	13	13	—
Total single-family and multifamily	$6,383	$6,220	$6

The table below provides the amount of accrued interest receivable presented on our condensed consolidated balance sheets and the amount of accrued interest receivable related to loans on non-accrual status at end of the periods that is written off through reversal of interest income on our condensed consolidated statements of comprehensive income (loss) by portfolio.
Table 4.5 - Accrued Interest Receivable and Related Charge-offs

	March 31, 2020	1Q 2020
(In millions)	Accrued Interest Receivable	Accrued Interest Receivable Related Charge-offs
Single-family loans	$6,320	($29)
Multifamily loans	118	—

Allowance for Credit Losses

On January 1, 2020, we adopted CECL. The objective of CECL is to recognize an allowance for credit losses that is deducted from or added to the amortized cost basis of the financial asset to present the net amount expected to be collected on the financial asset on the balance sheet. Under CECL, an allowance for credit losses is recognized before a loss event has been incurred, which results in earlier recognition of credit losses compared to the previous incurred loss methodology.
Our allowance for credit losses on mortgage loans pertains to all single-family and multifamily loans classified as held-for-investment for which we have not elected the fair value option. We recognize changes in the allowance for credit losses by recording a provision for credit losses (or reversal of a provision for credit losses) on our condensed consolidated statements of

Freddie Mac 1Q 2020 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

comprehensive income (loss). We measure the allowance for credit losses on a collective basis when our loans share similar risk characteristics. We record charge-offs in the period in which a loan is deemed uncollectible. Proceeds received in excess of amounts previously written off are recorded as a decrease to REO operations expense on our condensed consolidated statements of comprehensive income (loss).
We may incur expenses related to a mortgage loan subsequent to its original acquisition but prior to foreclosure (pre-foreclosure costs). These expenses are generally to protect or preserve our interest or legal right in or to the property prior to foreclosure, such as property taxes or homeowner's insurance premiums owed by the borrower. Many of these expenses are advanced by the servicer and are reimbursable from the borrower. If the borrower ultimately defaults, we reimburse the servicer for the advances it has made. Upon advance by the servicer, we recognize a receivable for the amounts due from the borrower and a payable for amounts due to the servicer. We recognize an allowance for credit losses for amounts that we do not ultimately expect to collect from the borrower (allowance for credit losses on pre-foreclosure costs).
The table below summarizes changes in our allowance for credit losses for single-family and multifamily loans held-for-investment and related single-family advances of pre-foreclosure costs. Provision (benefit) for credit losses shifted to a provision in 1Q 2020 from a benefit in 1Q 2019 as we incorporated our forecasts of higher expected credit losses as a result of the COVID-19 pandemic, resulting in an increase of more than 20% in the allowance for credit losses related to our single-family guarantee portfolio in 1Q 2020. The increase in the allowance from higher expected credit losses related to the pandemic was partially offset by a benefit from higher estimated prepayments as a result of the significant decline in interest rates during 1Q 2020. In addition, charge-offs decreased in 1Q 2020 due to a lower volume of transfers of single-family loans from held-for-investment to held-for-sale. The decline in economic activity caused by the COVID-19 pandemic, and the corresponding government response, is unprecedented, and as a result, our estimate of expected credit losses is subject to significant uncertainty.
Table 4.6 - Details of the Allowance for Credit Losses

(In millions)	1Q 2020	1Q 2019
Single-family:
Beginning balance (1)	$5,184	$6,130
Provision (benefit) for credit losses	1,164	(137)
Charge-offs	(162)	(604)
Recoveries collected	88	106
Other	24	41
Single-family ending balance	6,298	5,536
Multifamily ending balance	77	10
Total ending balance	$6,375	$5,546

(1)	Includes transition adjustments recognized upon the adoption of CECL on January 1, 2020. See Note 1 for more information on transition adjustments.
Single-Family Loans
We estimate the allowance for credit losses for single-family loans on a pooled basis using a discounted cash flow model that evaluates a variety of factors to estimate the cash flows we expect to collect. If we determine that foreclosure on the underlying collateral is probable, we measure the allowance for credit losses for single-family loans based upon the fair value of the collateral, less costs to sell, adjusted for estimated proceeds from attached credit enhancements.
The discounted cash flow model we use to estimate the single-family loan allowance for credit losses forecasts cash flows over the loan’s remaining contractual life, adjusted for expectations of prepayments and TDRs we reasonably expect will occur. We do not have a reasonable and supportable forecast period beyond which we revert to historical loss information. Cash flow estimates are discounted at the loan’s prepayment-adjusted effective interest rate. For adjustable-rate loans, forecasts are adjusted for projections in the underlying benchmark interest rate. For both fixed-rate and adjustable-rate loans, we forecast cash flows we expect to collect using our historical experience, such as historical default rates and severity of loss based on loan characteristics, adjusted for current and future economic forecasts, such as current and projected home price appreciation and interest rate forecasts, and estimated recoveries from loss mitigation activities, attached credit enhancements, and disposition of collateral, less estimated disposition costs. We also calculate allowance for credit losses for advances of pre-foreclosure costs based on the amounts we expect to collect using our historical experience such as historical default rates.
These projections require significant management judgment. We rely on third-parties to provide certain model inputs used in our projections. At loan delivery, the seller provides us with loan data, which includes borrower and loan characteristics and underwriting information. Each subsequent month, the servicers provide us with monthly loan level servicing data, including delinquency and loss information.

Freddie Mac 1Q 2020 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

We measure an allowance for credit losses for TDR loans on a pooled basis when they share similar risk characteristics, using either the discounted cash flow approach discussed above or based on the fair value of the collateral, less costs to sell when foreclosure is probable. When using a discounted cash flow approach, the present value of the expected future cash flows is discounted at the loan's prepayment-adjusted effective interest rate just prior to the restructuring, with no adjustments made to the effective interest rate for changes in the timing of expected cash flows subsequent to the restructuring.
We review the outputs of our model by considering qualitative factors such as current economic events and other external factors, including the economic effects of the COVID-19 pandemic and the impact of associated government relief programs, to see whether the model outputs are consistent with our expectations. Additionally, we incorporate expected credit losses for TDRs that are reasonably expected to occur and the incidence of redefault we have experienced on similar loans that have completed a loan modification. Further management adjustments may be necessary to take into consideration the qualitative factors that have occurred but that are not yet reflected in the factors used to derive the model outputs or the uncertainty inherent in our projections. Significant judgment is exercised in making these adjustments.
Multifamily Loans
We estimate the allowance for credit losses for multifamily loans using a loss-rate method to estimate the net amount of cash flows we expect to collect. The loss rate method is based on a probability of default and loss given default framework that estimates credit losses by considering a loan’s underlying characteristics and current and forecasted economic conditions. Loan characteristics considered by our model include vintage, loan term, current DSCR, current LTV ratio, occupancy rate, and interest rate hedges. We forecast economic conditions over a reasonable and supportable two-year period prior to reverting to historical averages at the model input level over a five-year period, using a linear reversion method. We also consider as model inputs expected prepayments, contractually specified extensions, modifications we reasonably expect will occur, expected recoveries from collateral posting requirements, and the expected recoveries from attached credit enhancements.
Our loss rates incorporate published historical commercial loan performance data, which we calibrate for differences between that data and our portfolio experience. Except for cases of fraud and certain other types of borrower defaults, most multifamily loans are non-recourse to the borrower. As a result, the cash flows of the underlying property (including any attached credit enhancements) serve as the primary source of funds for repayment of the loan. For loans where we determined that the borrower is experiencing financial difficulty and is two monthly payments or more past due, we measure the allowance for credit losses using the fair value of the underlying collateral, less estimated costs to sell, adjusted for estimated proceeds from credit enhancements that are not freestanding contracts. Factors considered by management in determining whether a borrower is experiencing financial difficulty include the borrower’s current payment status and an evaluation of the underlying property's operating performance as represented by its current DSCR, its available credit enhancements, the current LTV ratio, the management of the underlying property, and the property's geographic location.
We review the outputs of our model considering qualitative factors such as current economic events and other external factors to determine whether the model outputs are consistent with our expectations. Further management adjustments may be necessary to take into consideration the qualitative factors that have occurred but that are not yet reflected in the factors used to derive the model outputs. Significant judgment is exercised in making these adjustments.
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
A second-lien loan also reduces the borrower's equity in the home and has a similar negative effect on the borrower's ability to refinance or sell the property for an amount at or above the combined balances of the first and second loans. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 14.
The tables below present the amortized cost basis of single-family held-for-investment loans by current LTV ratios. Our current LTV ratios are estimates based on available data through the end of each respective period presented. For reporting purposes:

■
Loans within the Alt-A category continue to be presented in that category following modification, even though the borrower may have provided full documentation of assets and income to complete the modification and

■	Loans within the option ARM category continue to be presented in that category following modification, even though the modified loan no longer provides for optional payment provisions.

Freddie Mac 1Q 2020 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Table 4.7 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratios and Vintage

	March 31, 2020
	Year of Origination						Total
(In millions)	2020	2019	2018	2017	2016	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 80	$45,990	$229,800	$125,462	$176,050	$222,411	$637,471	$1,437,184
> 80 to 100	24,835	148,243	55,970	21,881	5,091	11,220	267,240
> 100 (1)	142	432	104	159	150	2,389	3,376
Total 20- and 30-year or more, amortizing fixed-rate	70,967	378,475	181,536	198,090	227,652	651,080	1,707,800
15-year amortizing fixed-rate
≤ 80	8,951	38,981	17,996	27,553	37,962	108,636	240,079
> 80 to 100	1,466	4,493	478	85	33	64	6,619
> 100 (1)	11	17	5	13	10	19	75
Total 15-year amortizing fixed-rate	10,428	43,491	18,479	27,651	38,005	108,719	246,773
Adjustable-rate
≤ 80	217	2,462	2,143	5,450	3,618	19,424	33,314
> 80 to 100	53	529	295	246	31	43	1,197
> 100 (1)	—	1	—	—	—	4	5
Total Adjustable-rate	270	2,992	2,438	5,696	3,649	19,471	34,516
Alt-A, Interest-only, and option ARM
≤ 80	—	—	—	—	—	12,032	12,032
> 80 to 100	—	—	—	—	—	727	727
> 100 (1)	—	—	—	—	—	138	138
Total Alt-A, Interest-only, and option ARM	—	—	—	—	—	12,897	12,897
Total single-family loans	$81,665	$424,958	$202,453	$231,437	$269,306	$792,167	$2,001,986
Referenced footnotes are included after the next table.

	December 31, 2019
	Current LTV Ratio			Total
(In millions)	≤ 80	> 80 to 100	> 100(1)
20- and 30-year or more, amortizing fixed-rate	$1,405,562	$267,752	$3,954	$1,677,268
15-year amortizing fixed-rate	236,837	6,797	89	243,723
Adjustable-rate	35,478	1,425	6	36,909
Alt-A, interest-only, and option ARM	12,668	901	188	13,757
Total single-family loans	$1,690,545	$276,875	$4,237	$1,971,657

(1)
The serious delinquency rate for the single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 4.03% and 4.51% as of March 31, 2020 and December 31, 2019, respectively.

Multifamily
The table below presents the amortized cost basis of our multifamily held-for-investment loans, by credit quality indicator, based on available data through the end of each period presented. These indicators involve significant management judgment and are defined as follows:

■	"Pass" is current and adequately protected by the current financial strength and debt service capacity of the borrower;

■	"Special mention" has administrative issues that may affect future repayment prospects but does not have current credit weaknesses;

■	"Substandard" has a weakness that jeopardizes the timely full repayment; and

■	"Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 1Q 2020 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Table 4.8 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator by Vintage

	March 31, 2020								December 31, 2019
	Year of Origination							Total	Total
(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans
Category:
Pass	$1,110	$8,516	$1,361	$941	$687	$3,327	$2,060	$18,002	$17,227
Special mention	—	37	29	20	—	92	—	178	141
Substandard	—	2	19	8	5	76	—	110	121
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,110	$8,555	$1,409	$969	$692	$3,495	$2,060	$18,290	$17,489

Past Due Status

The tables below present the amortized cost basis of our single-family and multifamily loans, held-for-investment, by payment status.
Table 4.9 - Amortized Cost Basis of Held -for-Investment Loans by Payment Status

	March 31, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing	Non-accrual With No Allowance(2)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,682,763	$16,596	$3,190	$5,251	$1,707,800	$—	$370
15-year amortizing fixed-rate	245,198	1,172	165	238	246,773	—	5
Adjustable-rate	34,133	260	41	82	34,516	—	3
Alt-A, interest-only, and option ARM	11,877	501	144	375	12,897	—	86
Total single-family	1,973,971	18,529	3,540	5,946	2,001,986	—	464
Total multifamily	18,290	—	—	—	18,290	—	13
Total single-family and multifamily	$1,992,261	$18,529	$3,540	$5,946	$2,020,276	$—	$477

	December 31, 2019
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,653,113	$15,481	$3,326	$5,348	$1,677,268	$5,822
15-year amortizing fixed-rate	242,177	1,131	175	240	243,723	252
Adjustable-rate	36,537	238	45	89	36,909	104
Alt-A, interest-only, and option ARM	12,690	489	161	417	13,757	205
Total single-family	1,944,517	17,339	3,707	6,094	1,971,657	6,383
Total multifamily	17,489	—	—	—	17,489	13
Total single-family and multifamily	$1,962,006	$17,339	$3,707	$6,094	$1,989,146	$6,396

(1)	Includes $1.7 billion and $1.8 billion of single-family loans that were in the process of foreclosure as of March 31, 2020 and December 31, 2019, respectively.

(2)
Loans with no allowance primarily represent those loans that were previously charged-off and therefore the collateral value is sufficiently in excess of the amortized cost to result in recovery of the entire amortized cost basis if the property were foreclosed upon or otherwise subject to disposition.

FHFA requires us to purchase loans out of consolidated trusts if they are delinquent for 120 days, and we have the option to purchase sooner under certain circumstances (e.g., imminent default and seller breaches of representations and warranties). Our practice generally has been to purchase loans from consolidated trusts when the loans have been delinquent for 120 days

Freddie Mac 1Q 2020 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

or more. In April 2020, we announced that FHFA has instructed us to maintain loans in payment forbearance plans (including COVID-19 payment forbearance plans) in mortgage-backed security pools for at least the duration of the forbearance plan.
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
Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to COVID-19. Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. We have elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act.
In addition, Section 4022 and Section 4023 of the CARES Act require us to offer forbearance to certain single-family and multifamily borrowers, respectively, with an economic hardship related to COVID-19. Recent guidance issued by federal banking regulators and endorsed by the FASB staff allows entities to use a practical expedient to conclude that borrowers who receive relief through government-mandated modification or deferral programs related to COVID-19 are not experiencing financial difficulty and, therefore, such modifications or deferral programs should not be accounted for as TDRs. We have elected to apply this practical expedient to the forbearance programs we are offering under Section 4022 and Section 4023 of the CARES Act, as such programs are government-mandated deferral programs related to COVID-19, and therefore we will not account for such modifications as TDRs.
We recognize an allowance for credit losses on TDRs as discussed in the Allowance for Credit Losses section above. We recognize interest income at the modified interest rate, subject to our non-accrual policy as discussed in the Interest Income section above, with all other changes in the present value of expected future cash flows being recognized as a component of benefit (provision) for credit losses on our condensed consolidated statements of comprehensive income (loss).
Of the single-family loans with modifications that were classified as TDRs during 1Q 2020 and 1Q 2019, respectively:

■	14% and 8% involved interest rate reductions and, in certain cases, term extensions;

■	19% and 23% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions;

■	The average term extension was 187 and 164 months; and

■	The average interest rate reduction was 0.3% and 0.1%.

Freddie Mac 1Q 2020 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Substantially all of our completed single-family loan modifications classified as a TDR during 1Q 2020 and 1Q 2019 resulted in a modified loan with a fixed interest rate.
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
Table 4.10 - TDR Activity

	1Q 2020		1Q 2019
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-family: (1)
20- and 30-year or more, amortizing fixed-rate	6,432	$1,127	7,459	$1,200
15-year amortizing fixed-rate	729	72	946	92
Adjustable-rate	97	17	157	25
Alt-A, interest-only, and option ARM	166	24	329	53
Total single-family	7,424	1,240	8,891	1,370
Multifamily	—	—	—	—

(1)	The pre-TDR amortized cost basis for single-family loans initially classified as TDR during 1Q 2020 and 1Q 2019 was $1.2 billion and $1.4 billion, respectively.
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
Table 4.11 - Payment Defaults of Completed TDR Modifications

	1Q 2020		1Q 2019
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-family:
20- and 30-year or more, amortizing fixed-rate	2,504	$427	3,856	$409
15-year amortizing fixed-rate	119	14	125	7
Adjustable-rate	29	4	34	3
Alt-A, interest-only, and option ARM	164	32	310	44
Total single-family	2,816	477	4,325	463
Multifamily	—	—	—	—
In addition to modifications, loans may be classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or loans in modification trial periods). During 1Q 2020 and 1Q 2019, 1,026 and 1,464, respectively, of such loans (with a post-TDR amortized cost basis of $0.1 billion and $0.2 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.
Prior Period Allowance for Credit Losses and Related Information

Under the previous incurred loss impairment methodology that was effective prior to January 1, 2020, we assessed loan impairment on a collective basis unless we considered the loan to be impaired. We assessed loan impairment on an individual basis when, based on current information, it was probable that we would not receive all amounts due (including both principal and interest) in accordance with the contractual terms of the original loan agreement. For additional information, see our 2019 Annual Report.

Freddie Mac 1Q 2020 Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents our allowance for loan losses and our recorded investment in loans held-for-investment by impairment evaluation methodology.
Table 4.12 - Net Investment in Loans

	December 31, 2019
(In millions)	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,936,208	$17,408	$1,953,616
Individually evaluated	35,449	81	35,530
Total recorded investment	1,971,657	17,489	1,989,146
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,350)	(12)	(1,362)
Individually evaluated	(2,872)	—	(2,872)
Total ending balance of the allowance	(4,222)	(12)	(4,234)
Net investment in loans	$1,967,435	$17,477	$1,984,912

The table below presents the UPB, recorded investment, related allowance for loan losses, average recorded investment, and interest income recognized for individually impaired loans.
Table 4.13 - Individually Impaired Loans

	December 31, 2019			1Q 2019
(In millions)	UPB	Recorded Investment	Associated Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family:
With no allowance recorded: (1)
20- and 30-year or more, amortizing fixed-rate	$2,431	$1,927	N/A	$2,686	$73	$4
15-year amortizing fixed-rate	21	20	N/A	21	—	—
Adjustable-rate	169	169	N/A	224	3	—
Alt-A, interest-only, and option ARM	847	727	N/A	981	18	1
Total with no allowance recorded	3,468	2,843	N/A	3,912	94	5
With an allowance recorded: (2)
20- and 30-year or more, amortizing fixed-rate	28,824	28,667	($2,416)	35,338	484	57
15-year amortizing fixed-rate	616	625	(13)	686	6	1
Adjustable-rate	131	130	(7)	147	1	1
Alt-A, interest-only, and option ARM	3,315	3,184	(436)	4,325	62	7
Total with an allowance recorded	32,886	32,606	(2,872)	40,496	553	66
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	31,255	30,594	(2,416)	38,024	557	61
15-year amortizing fixed-rate	637	645	(13)	707	6	1
Adjustable-rate	300	299	(7)	371	4	1
Alt-A, interest-only, and option ARM	4,162	3,911	(436)	5,306	80	8
Total single-family	36,354	35,449	(2,872)	44,408	647	71
Multifamily:
With no allowance recorded (1)	86	81	N/A	66	1	—
With an allowance recorded	—	—	—	16	—	—
Total multifamily	86	81	—	82	1	—
Total single-family and multifamily	$36,440	$35,530	($2,872)	$44,490	$648	$71

(1)
Individually impaired loans with no allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

(2)	Consists primarily of loans classified as TDRs.

(3)	Consists of income recognized during the period related to loans on non-accrual status.

Freddie Mac 1Q 2020 Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.
Table 4.14 - Delinquency Rates

(Dollars in millions)	December 31, 2019
Single-family:
Non-credit-enhanced portfolio
Serious delinquency rate	0.70%
Total number of seriously delinquent loans	42,485
Credit-enhanced portfolio:(1)
Primary mortgage insurance:
Serious delinquency rate	0.79%
Total number of seriously delinquent loans	15,261
Other credit protection:(2)
Serious delinquency rate	0.40%
Total number of seriously delinquent loans	18,143
Total single-family:
Serious delinquency rate	0.63%
Total number of seriously delinquent loans	70,162
Multifamily: (3)
Non-credit-enhanced portfolio:
Delinquency rate	—%
UPB of delinquent loans	$2
Credit-enhanced portfolio:
Delinquency rate	0.09%
UPB of delinquent loans	$244
Total multifamily:
Delinquency rate	0.08%
UPB of delinquent loans	$246

(1)	The credit-enhanced categories are not mutually exclusive, as a single loan may be covered by both primary mortgage insurance and other credit protection.

(2)
Consists of single-family loans covered by financial arrangements (other than primary mortgage insurance) that are designed to reduce our credit risk exposure. See Note 6 for additional information on our credit enhancements.

(3)	Multifamily delinquency performance is based on the UPB of loans that are two monthly payments or more past due or those in the process of foreclosure.
Non-Cash Investing and Financing Activities

During 1Q 2020 and 1Q 2019, we acquired $73.2 billion and $37.0 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $15.1 billion and $6.1 billion of loans from sellers in guarantor swap transactions and $0.5 billion and $0.4 billion of loans from sellers in cash execution transactions during 1Q 2020 and 1Q 2019, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 1Q 2020 Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

NOTE 5
Guarantees and Other Off-Balance Sheet Credit Exposures
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
The table below shows our maximum exposure, recognized liability, and maximum remaining term of our guarantees to non-consolidated VIEs and other third parties. This table does not include certain of our unrecognized guarantees, such as guarantees to consolidated VIEs or to resecuritization trusts that do not expose us to incremental credit risk. The maximum exposure disclosed in the table is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements. See Note 6 for additional information on our credit enhancements.
Table 5.1 - Financial Guarantees

	March 31, 2020			December 31, 2019
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-family:
Securitization activity guarantees	$27,696	$379	39	$26,818	$361	40
Other mortgage-related guarantees	7,943	183	30	7,492	182	30
Total single-family	$35,639	$562		$34,310	$543
Multifamily:
Securitization activity guarantees	$254,459	$3,310	39	$252,167	$3,333	39
Other mortgage-related guarantees	10,427	440	34	9,989	416	34
Total multifamily	$264,886	$3,750		$262,156	$3,749
Other guarantees measured at fair value	31,599	659	30	24,965	253	30
Fannie Mae securities backing Freddie Mac resecuritization products	39,549	—	30	27,408	—	30

(1)
The maximum exposure represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancements. For other guarantees measured at fair value, this amount represents the notional value if it relates to our market value guarantees or guarantees of third-party derivative instruments or the UPB if it relates to a guarantee of a mortgage-related asset. For certain of our other guarantees measured at fair value, our exposure may be unlimited and, as a result, the notional value is included. We generally reduce our exposure to these guarantees with unlimited exposure through separate contracts with third parties.

(2)
For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our condensed consolidated balance sheets and excludes our allowance for credit losses on off-balance sheet credit exposures. For other guarantees measured at fair value, this amount represents the fair value of the contract.

The table below shows the payment status of the mortgage loans underlying our guarantees that are not measured at fair value.
Table 5.2 – UPB of Loans Underlying Our Guarantees by Payment Status

	March 31, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-family	$35,362	$1,985	$660	$861	$38,868
Multifamily	304,903	9	12	254	305,178
Total	$340,265	$1,994	$672	$1,115	$344,046
Other Off-Balance Sheet Credit Exposures
In addition to our guarantees, we enter into other agreements that expose us to off-balance sheet credit risk, primarily related to our multifamily business, including certain purchase commitments that are not accounted for as derivative instruments, unfunded lending arrangements, and other commitments. These agreements may require us to transfer cash before or upon settlement of our contractual obligation. The total notional value of these other off-balance sheet credit exposures was $20.3 billion and $17.1 billion at March 31, 2020 and December 31, 2019, respectively.

Freddie Mac 1Q 2020 Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
Upon adoption of CECL on January 1, 2020, we began recognizing an allowance for credit losses on off-balance sheet credit exposures for our guarantees that are not measured at fair value and other off-balance sheet arrangements based on expected credit losses over the contractual period in which we are exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. We include this allowance for credit losses on off-balance sheet credit exposures within other liabilities on our condensed consolidated balance sheets, with changes recognized through benefit (provision) for credit losses on our condensed consolidated statements of comprehensive income (loss).
Our methodologies for estimating the allowance for credit losses on off-balance sheet credit exposures for our single-family and multifamily guarantees are generally consistent with our methodologies for estimating the allowance for credit losses for single-family mortgage loans and multifamily mortgage loans, respectively. Many of our guarantees have credit enhancement provided by subordination that exceeds the amount of expected credit losses. See Note 4 for additional information on our allowance for credit losses methodologies and Note 6 for additional information on our guarantee credit enhancements. We have not recorded an allowance for credit losses on our guarantees of Fannie Mae securities due to the support provided to Fannie Mae by the U.S. government, the importance of Fannie Mae to the liquidity and stability of the U.S. housing market, and the long history of zero credit losses on Fannie Mae securities.
The allowance for credit losses on off-balance sheet credit exposures was $108 million and $51 million as of March 31, 2020 and December 31, 2019, respectively.

Freddie Mac 1Q 2020 Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

NOTE 6
Credit Enhancements
We obtain various forms of credit enhancements that reduce our exposure to credit losses. These credit enhancements may be associated with mortgage loans or guarantees recognized on our condensed consolidated balance sheets or embedded in debt recognized on our condensed consolidated balance sheets.
Our adoption of CECL on January 1, 2020 did not result in significant changes to our accounting policies for credit enhancements. Upon adoption of CECL, we continue to consider expected recoveries from attached credit enhancements in measuring the allowance for credit losses, resulting in a reduction in the recognized provision for credit losses by the amount of the expected recoveries. We also continue to recognize expected recoveries from freestanding credit enhancements separately in other assets on our condensed consolidated balance sheets, with an offsetting reduction to credit enhancement (expense) benefit, net, at the same time that we recognize an allowance for credit losses on the covered loans, measured on the same basis as the allowance for credit losses on the covered loans. See Note 6 in our 2019 Annual Report for additional information on our significant accounting policies for credit enhancements.
Adoption of CECL resulted in an increase of $0.3 billion in our expected recovery receivable balance as the amount of expected recoveries from freestanding credit enhancements increased in conjunction with the increase in expected losses on the covered mortgage loans. Upon adoption of CECL, we measure credit losses on our expected recovery receivables based on our estimate of current expected credit losses over the contractual term of the contract. For information about counterparty credit risk associated with mortgage insurers and other credit enhancement providers, see Note 14.
Credit Enhancement (Expense) Benefit, Net
Credit enhancement (expense) benefit, net primarily relates to freestanding credit enhancements. We do not typically recognize separate expenses for attached credit enhancements, as attached credit enhancements are accounted for on a net basis with the underlying financial instruments. The expenses associated with debt with embedded credit enhancements are generally recorded in interest expense. Refer to Note 8 for additional information on debt with embedded credit enhancements. The table below presents the components of credit enhancement (expense) benefit, net.
Table 6.1 - Components of Credit Enhancement (Expense) Benefit, Net

(In millions)	1Q 2020	1Q 2019
Premiums, amortization, and transaction costs	($231)	($162)
Expected recoveries	467	4
Credit enhancement (expense) benefit, net	$236	($158)

Freddie Mac 1Q 2020 Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

Single-Family Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our single-family credit enhancements.
Table 6.2 - Single-Family Credit Enhancements

		March 31, 2020		December 31, 2019
(In millions)	Credit Enhancement Accounting Treatment	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Primary mortgage insurance	Attached	$427,467	$109,003	$421,870	$107,690
STACR: (2)
Trust notes	Freestanding	395,689	12,802	288,323	9,739
Debt notes	Debt	510,742	14,532	536,036	15,373
Insurance/reinsurance (3)	Freestanding	907,873	10,442	863,149	10,157
Subordination:
Non-consolidated VIEs (4)	Attached	26,479	4,708	25,443	4,545
Consolidated VIEs (5)	Debt	17,884	792	19,498	854
Lender risk-sharing	Freestanding	29,222	5,923	24,078	5,657
Other	Primarily attached	879	874	1,056	1,051
Total single-family credit enhancements			$159,076		$155,066

(1)	Underlying loans may be covered by more than one form of credit enhancement.

(2)	Total current and protected UPB represents the UPB of the assets included in the reference pool. Maximum coverage amount represents the outstanding balance held by third parties.

(3)
As of March 31, 2020 and December 31, 2019, substantially all of our counterparties posted sufficient collateral on our ACIS transactions to meet the minimum collateral requirements of the ACIS program. Minimum collateral requirements are assessed on each deal based on a combination of factors, including counterparty credit risk of the reinsurer, as well as the structure and risk profile of the transaction. Other insurance/reinsurance transactions have similar collateral requirements.

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

Freddie Mac 1Q 2020 Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

Multifamily Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our multifamily credit enhancements.
Table 6.3 - Multifamily Credit Enhancements

		March 31, 2020		December 31, 2019
(In millions)	Credit Enhancement Accounting Treatment	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Subordination:
Non-consolidated VIEs (2)	Attached	$253,565	$40,527	$251,008	$40,262
Consolidated VIEs (3)	Debt	1,800	200	1,800	200
Lender risk-sharing (4)	Freestanding	2,295	380	2,529	381
Insurance/reinsurance (5)	Freestanding	2,764	127	2,769	127
SCR debt notes (6)	Debt	2,431	122	2,470	123
Other (4)	Attached	454	454	467	467
Total multifamily credit enhancements			$41,810		$41,560

(1)	Underlying loans may be covered by more than one form of credit enhancement.

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

(4)	Maximum coverage represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements.

(5)
As of March 31, 2020 and December 31, 2019, the counterparties to our insurance/reinsurance transactions have complied with the minimum collateral requirements. Minimum collateral requirements are assessed on each deal based on a combination of factors, including counterparty credit risk of the reinsurer, as well as the structure and risk profile of the transaction.

(6)	Total current and protected UPB represents the UPB of the assets included in the reference pool. Maximum coverage amount represents the outstanding balance of the SCR notes held by third parties.
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

Freddie Mac 1Q 2020 Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 7.1 - Investment Securities

(In millions)	March 31, 2020	December 31, 2019
Trading securities	$53,851	$49,537
Available-for-sale securities	25,338	26,174
Total fair value of investment securities	$79,189	$75,711

As of March 31, 2020 and December 31, 2019, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
Allowance for Credit Losses

On January 1, 2020, we adopted CECL, which changes the accounting for credit losses on available-for-sale debt securities from the other-than-temporary impairment methodology to a new methodology that uses an allowance for credit losses.
We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter to determine whether the decline in value is from a credit loss or other factors. An unrealized loss exists when the fair value of an individual lot is less than its amortized cost basis.
When qualitative factors indicate that a credit loss may exist, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. We recognize an allowance for credit losses measured as the difference between the present value of expected cash flows and the amortized cost basis of the security, limited by the amount that the security’s fair value is less than its amortized cost basis. The present value of cash flows expected to be collected represents our best estimate of future contractual cash flows that we expect to collect, discounted at the security's implicit effective interest rate.
If we intend to sell the security or we believe it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, we charge-off any allowance for credit losses by writing down the security’s amortized basis to its fair value. Subsequently, increases in fair value are recognized through AOCI. However, if there are significant increases in the cash flows expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, we recognize those changes as a prospective adjustment to the yield of the security.
The evaluation of whether unrealized losses on available-for-sale securities indicate a credit loss exists requires significant management judgment and assumptions and consideration of numerous factors. We perform an evaluation on a security lot basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.
We present accrued interest receivable separately on our condensed consolidated balance sheets and accrued interest receivable is excluded for the purposes of disclosure of the amortized cost basis of available-for-sale securities. When collection of interest in full is not reasonably assured, we charge-off outstanding accrued interest receivable through interest income on our condensed consolidated statements of comprehensive income (loss) and therefore do not recognize an allowance for credit losses on accrued interest receivable. As of March 31, 2020 no accrued interest receivable was charged-off.
Agency MBS
Substantially all of our available-for-sale securities are agency MBS issued by us, Fannie Mae, or Ginnie Mae. The principal and interest on these securities are guaranteed by the issuing agency. We believe that the guarantee provided by the issuing agency, the support provided to the agencies by the U.S. government, the importance of the agencies to the liquidity and stability of the U.S. housing market, and the long history of zero credit losses on agency MBS are all indicators that credit losses on these securities do not exist, even if the security is in an unrealized loss position. In addition, we generally hold these securities that are in an unrealized loss position to recovery. As a result, unless we intend to sell the security, we do not recognize an allowance for credit losses on agency MBS.
Non-Agency Residential MBS
We believe the unrealized losses on the non-agency RMBS we hold are mainly attributable to poor underlying collateral performance, limited liquidity, and risk premiums. In evaluating securities for credit losses, we use management judgment and historical information in considering the credit performance of the underlying collateral and incorporate assumptions about the

Freddie Mac 1Q 2020 Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

economic environment. As of March 31, 2020, substantially all of our non-agency residential MBS were in an unrealized gain position. As a result, we have not recognized an allowance for credit losses on these securities.
Trading Securities

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 7.2 - Trading Securities

(In millions)	March 31, 2020	December 31, 2019
Mortgage-related securities:
Agency	$21,076	$22,481
Non-agency	1	1
Total mortgage-related securities	21,077	22,482
Non-mortgage-related securities	32,774	27,055
Total fair value of trading securities	$53,851	$49,537

For trading securities held at March 31, 2020 and 2019, we recorded net unrealized gains (losses) of $723 million and $97 million during 1Q 2020 and 1Q 2019, respectively.
Available-for-Sale Securities

At both March 31, 2020 and December 31, 2019, all available-for-sale securities were mortgage-related securities.
The tables below provide details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 7.3 - Available-for-Sale Securities

	March 31, 2020
	Amortized Cost Basis	Allowance for Credit Losses	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Available-for-sale securities:
Agency	$23,054	$—	$1,209	($27)	$24,236	$62
Non-agency and other	949	—	154	(1)	1,102	2
Total available-for-sale securities	$24,003	$—	$1,363	($28)	$25,338	$64

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Agency	$24,390	$571	$—	($74)	$24,887
Non-agency and other	1,004	283	—	—	1,287
Total available-for-sale securities	$25,394	$854	$—	($74)	$26,174

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.
The fair value of our available-for-sale securities held at March 31, 2020 scheduled to contractually mature after ten years was $20.7 billion, with an additional $4.2 billion scheduled to contractually mature after five years through ten years.

Freddie Mac 1Q 2020 Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Available-for-Sale Securities in a Gross Unrealized Loss Position

The tables below present available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 7.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	March 31, 2020
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$1,190	($10)	$893	($17)
Non-agency and other	60	(1)	—	—
Total available-for-sale securities in a gross unrealized loss position	$1,250	($11)	$893	($17)

	December 31, 2019
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$5,778	($27)	$2,934	($47)
Non-agency and other	1	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$5,779	($27)	$2,934	($47)

At March 31, 2020, the gross unrealized losses relate to 99 separate securities.
Realized Gains and Losses on Sales of Available-for-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 7.5 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	1Q 2020	1Q 2019
Gross realized gains	$33	$63
Gross realized losses	(23)	(29)
Net realized gains (losses)	$10	$34

Non-Cash Investing and Financing Activities

During 1Q 2020, we recognized $3.5 billion of investment securities in exchange for the issuance of debt securities of consolidated trusts through partial sales of commingled single-class securities that were previously consolidated.
During 1Q 2020, certain counterparties in our securities purchased under agreements to resell defaulted under the terms of the governing legal agreements by failing to meet margin requirements. This resulted in an increase in investment securities and a decrease in securities purchased under agreements to resell of $0.2 billion.

Freddie Mac 1Q 2020 Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8
Debt
The table below summarizes the balances of total debt per our condensed consolidated balance sheets and the interest expense per our condensed consolidated statements of comprehensive income (loss).
Table 8.1 - Total Debt

	Balance, Net		Interest Expense
(In millions)	March 31, 2020	December 31, 2019	1Q 2020	1Q 2019
Debt securities of consolidated trusts held by third parties	$1,930,005	$1,898,355	$13,447	$13,981
Other debt:
Short-term debt	97,995	101,034	430	436
Long-term debt	188,135	170,296	930	1,416
Total other debt	286,130	271,330	1,360	1,852
Total debt	$2,216,135	$2,169,685	$14,807	$15,833

As of March 31, 2020, our aggregate indebtedness was $288.2 billion, which was below the $300.0 billion debt cap limit imposed by the Purchase Agreement. Our aggregate indebtedness calculation primarily includes the par value of other short- and long-term debt.
Debt Securities of Consolidated Trusts Held by Third Parties

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.
Table 8.2 - Debt Securities of Consolidated Trusts Held by Third Parties

	March 31, 2020				December 31, 2019
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2020 - 2057	$1,546,487	$1,584,748	3.59%	2020 - 2057	$1,516,550	$1,554,095	3.63%
20-year fixed-rate	2020 - 2040	72,200	73,870	3.32	2020 - 2040	70,901	72,558	3.37
15-year fixed-rate	2020 - 2035	226,582	230,206	2.85	2020 - 2035	225,501	229,133	2.87
Adjustable-rate	2020 - 2050	27,902	28,424	3.21	2020 - 2050	30,183	30,756	3.25
Interest-only	2026 - 2041	3,946	4,003	4.34	2026 - 2041	4,244	4,307	4.55
FHA/VA	2020 - 2050	662	677	4.54	2020 - 2049	633	647	4.68
Total single-family		1,877,779	1,921,928			1,848,012	1,891,496
Multifamily	2021-2050	7,992	8,077	3.10	2021 - 2049	6,790	6,859	3.29
Total debt of consolidated trusts held by third parties		$1,885,771	$1,930,005			$1,854,802	$1,898,355

(1)
Includes $205 million and $209 million at March 31, 2020 and December 31, 2019, respectively, of debt securities of consolidated trusts that represents the fair value of debt with the fair value option elected.

(2)	The effective interest rate for debt securities of consolidated trusts held by third parties was 2.78% and 2.79% as of March 31, 2020 and December 31, 2019, respectively.

Freddie Mac 1Q 2020 Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Other Debt

The table below summarizes the balances and effective interest rates for other debt.
Table 8.3 - Total Other Debt

	March 31, 2020			December 31, 2019
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Other short-term debt:
Discount notes and Reference Bills	$57,822	$57,685	1.33%	$60,830	$60,629	1.67%
Medium-term notes	40,313	40,310	2.07	40,407	40,405	2.31
Securities sold under agreements to repurchase (3)	14,305	14,305	0.16	9,843	9,843	1.46
Total other short-term debt	112,440	112,300	1.45	111,080	110,877	1.89
Other long-term debt:
Original maturities on or before December 31,
2020	32,507	32,505	1.81	45,133	45,127	1.76
2021	45,202	45,198	1.23	30,069	30,072	1.89
2022	25,236	25,219	1.94	23,185	23,166	2.20
2023	17,680	17,661	1.98	13,413	13,393	2.22
2024	22,975	22,938	2.13	26,966	26,924	2.22
Thereafter	31,564	29,270	3.49	17,615	15,294	5.13
STACR and SCR debt(4)	14,654	14,271	5.66	15,496	15,652	5.64
Hedging-related basis adjustments	N/A	1,073		N/A	668
Total other long-term debt	189,818	188,135	2.30	171,877	170,296	2.61
Total other debt(5)	$302,258	$300,435		$282,957	$281,173

(1)
Represents par value, net of associated discounts or premiums and issuance cost. Includes $3.0 billion and $3.7 billion at March 31, 2020 and December 31, 2019, respectively, of other long-term debt that represents the fair value of debt with the fair value option elected.

(2)	Based on carrying amount.

(3)
Beginning January 1, 2020, we elected to offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell on our condensed consolidated balance sheets, when such amounts meet the conditions for offsetting in the accounting guidance.

(4)
Contractual maturities of these debts are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.

(5)	Carrying amount for other debt includes callable debt of $84.8 billion and $95.1 billion at March 31, 2020 and December 31, 2019, respectively.

Freddie Mac 1Q 2020 Form 10-Q	103

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

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
In addition to swaps, futures, and purchased options, our derivative positions include written options and swaptions, and commitments.
Hedge Accounting

We apply fair value hedge accounting to certain single-family mortgage loans and certain issuances of debt where we hedge the changes in fair value of these items attributable to the designated benchmark interest rate (i.e., LIBOR), using LIBOR-based interest-rate swaps. If a hedge relationship qualifies for fair value hedge accounting, all changes in fair value of the derivative hedging instrument, including interest accruals, are recognized in the same condensed consolidated statements of comprehensive income (loss) line item used to present the earnings effect of the hedged item. Therefore, changes in the fair value of the hedged item, mortgage loans and debt, attributable to the risk being hedged are recognized in interest income - mortgage loans and interest expense, respectively, along with the changes in the fair value of the respective derivative hedging instruments.

Freddie Mac 1Q 2020 Form 10-Q	104

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 9.1 - Derivative Assets and Liabilities at Fair Value

	March 31, 2020			December 31, 2019
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$267,283	$3,166	($3)	$230,926	$1,990	($6)
Pay-fixed	329,418	—	(8,104)	251,392	10	(4,162)
Basis (floating to floating)	5,924	3	—	5,924	—	—
Total interest-rate swaps	602,625	3,169	(8,107)	488,242	2,000	(4,168)
Option-based:
Call swaptions
Purchased	81,025	7,586	—	75,325	2,717	—
Written	5,275	—	(492)	3,375	—	(42)
Put swaptions
Purchased(1)	82,265	637	—	67,155	835	—
Written	8,100	—	(44)	7,275	—	(88)
Options on futures	206,250	55	—	—	—	—
Other option-based derivatives(2)	10,301	815	—	10,334	646	—
Total option-based	393,216	9,093	(536)	163,464	4,198	(130)
Futures	117,881	—	—	210,305	—	—
Commitments	189,656	1,142	(1,898)	93,960	61	(126)
CRT-related derivatives	16,360	62	(106)	12,362	15	(116)
Other	7,851	1	(18)	5,984	1	(28)
Total derivatives not designated as hedges	1,327,589	13,467	(10,665)	974,317	6,275	(4,568)
Designated as fair value hedges
Interest-rate swaps:
Receive-fixed	92,089	353	(2)	104,459	104	(75)
Pay-fixed	45,013	—	(909)	87,907	—	(639)
Total derivatives designated as fair value hedges	137,102	353	(911)	192,366	104	(714)
Derivative interest and other receivable (payable)(3)		1,192	(829)		887	(724)
Netting adjustments(4)		(12,197)	10,179		(6,422)	5,634
Total derivative portfolio, net	$1,464,691	$2,815	($2,226)	$1,166,683	$844	($372)

(1)
Includes swaptions on credit indices with a notional or contractual amount of $5.6 billion and $11.4 billion at March 31, 2020 and December 31, 2019, respectively, and a fair value of $116.0 million and $3.0 million at March 31, 2020 and December 31, 2019, respectively.

(2)	Primarily consists of purchased interest-rate caps and floors.

(3)	Includes other derivative receivables and payables.

(4)	Represents counterparty netting and cash collateral netting.
See Note 10 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac 1Q 2020 Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our condensed consolidated statements of comprehensive income (loss) as investment gain (losses), net.
Table 9.2 - Gains and Losses on Derivatives

(In millions)	1Q 2020	1Q 2019
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$13,895	$1,837
Pay-fixed	(18,741)	(2,888)
Basis (floating to floating)	(17)	4
Total interest-rate swaps	(4,863)	(1,047)
Option-based:
Call swaptions
Purchased	4,907	454
Written	(430)	(56)
Put swaptions
Purchased	(527)	(626)
Written	110	16
Options on futures	(7)	—
Other option-based derivatives(1)	169	25
Total option-based	4,222	(187)
Other:
Futures	(2,328)	(242)
Commitments	(726)	(96)
CRT-related derivatives	78	(1)
Other	31	21
Total other	(2,945)	(318)
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	235	(51)
Pay-fixed interest-rate swaps	(472)	(36)
Other(2)	61	33
Total accrual of periodic cash settlements	(176)	(54)
Total	($3,762)	($1,606)

(1)	Primarily consists of purchased interest-rate caps and floors.

(2)	Includes interest on variation margin on cleared interest-rate swaps.

Freddie Mac 1Q 2020 Form 10-Q	106

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Fair Value Hedges

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of comprehensive income (loss) line, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 9.3 - Gains and Losses on Fair Value Hedges

	1Q 2020		1Q 2019
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Interest Income - Mortgage Loans	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$16,632	($14,807)	$17,946	($15,833)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	4,893	—	1,542	—
Derivatives designated as hedging instruments	(5,080)	—	(1,243)	—
Interest accruals on hedging instruments	(63)	—	38	—
Discontinued hedge-related basis adjustments amortization	(253)	—	28	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(505)	—	(505)
Derivatives designated as hedging instruments	—	554	—	546
Interest accruals on hedging instruments	—	100	—	(125)
Discontinued hedge-related basis adjustments amortization	—	20	—	9

Cumulative Basis Adjustments Due to Fair Value Hedging

The tables below present the hedged item cumulative basis adjustments due to qualifying fair value hedging and the related hedged item carrying amounts by their respective balance sheet line item.
Table 9.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	March 31, 2020
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$410,074	$7,526	$989	$6,537	$183,244	$19,503
Debt	(113,669)	(1,073)	—	(89)	—	—

	December 31, 2019
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$470,889	$2,886	($943)	$3,829	$273,346	$22,747
Debt	(122,746)	(668)	—	(93)	—	—

Freddie Mac 1Q 2020 Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

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
Over-the-Counter Derivatives

We use master netting and collateral agreements to reduce our credit risk exposure to our OTC derivative counterparties. In the event that all of our counterparties for OTC derivatives were to default simultaneously on March 31, 2020, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $80 million.
Cleared and Exchange-Traded Derivatives

The majority of our interest-rate swaps are subject to the central clearing requirement of the Dodd-Frank Act. A reduction in our credit ratings could cause the clearinghouses or clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.
Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total net exposure on our forward purchase and sale commitments, which are treated as derivatives, was $1,142 million and $61 million at March 31, 2020 and December 31, 2019, respectively.
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
We consider the types of securities being pledged to us as collateral when determining how much we lend in transactions involving securities purchased under agreements to resell. Additionally, we regularly review the market values of these securities compared to amounts loaned in an effort to manage our exposure to losses, and our counterparties are typically required under contract to adjust the amount of collateral based on changes in the fair value of the collateral. As of March 31, 2020 and December 31, 2019, all of our securities purchased under agreements to resell were fully collateralized and we expect our counterparties to continue to replenish the collateral as necessary to meet the requirements of the contract. Therefore, as of March 31, 2020, we did not recognize an allowance for credit losses on our securities purchased under agreements to resell nor have we recognized any charge-offs of accrued interest receivable. We present accrued interest receivable separately on our condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, we recognized accrued interest receivable for securities purchased under agreements to resell of $12 million and $18 million, respectively.

Freddie Mac 1Q 2020 Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

During 1Q 2020, certain of our counterparties engaging in securities purchased under agreements to resell on Freddie Mac securities defaulted under the terms of the governing legal agreements by failing to meet margin requirements. The transactions were terminated in accordance with the terms of the agreements and we recognized the collateral at fair value, which was in excess of the outstanding balance of the counterparties' obligations. We did not recognize a financial loss as a result of these defaults.
Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are effectively collateralized borrowings where we sell securities with an agreement to repurchase such securities at a future date. We are required to pledge the sold securities to the counterparties to these transactions as collateral for our repurchase obligation. Similar to the securities purchased under agreements to resell transactions, these transactions involve the legal transfer of securities. However, they are accounted for as secured financings because they require the identical or substantially the same securities to be subsequently repurchased. These agreements may allow our counterparties to repledge all or a portion of the collateral.
Offsetting of Financial Assets and Liabilities

At March 31, 2020 and December 31, 2019, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable. Beginning January 1, 2020, we elected to offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell when such amounts meet the conditions for balance sheet offsetting. Certain amounts in prior periods' condensed consolidated financial statements have been reclassified to conform to the current presentation. This change resulted in a reduction in debt of $9.8 billion and a corresponding reduction in securities purchased under agreements to resell on our consolidated balance sheets as of December 31, 2019.
The tables below display offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements.
Table 10.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	March 31, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$13,294	($7,919)	($4,422)	$953	($873)	$80
Cleared and exchange-traded derivatives	513	—	144	657	—	657
Commitments	1,142	—	—	1,142	—	1,142
Other	63	—	—	63	—	63
Total derivatives	15,012	(7,919)	(4,278)	2,815	(873)	1,942
Securities purchased under agreements to resell	60,273	(14,305)	—	45,968	(45,968)	—
Total	$75,285	($22,224)	($4,278)	$48,783	($46,841)	$1,942
Liabilities:
Derivatives:
OTC derivatives	($10,383)	$7,919	$2,260	($204)	$—	($204)
Cleared and exchange-traded derivatives	—	—	—	—	—	—
Commitments	(1,898)	—	—	(1,898)	—	(1,898)
Other	(124)	—	—	(124)	—	(124)
Total derivatives	(12,405)	7,919	2,260	(2,226)	—	(2,226)
Securities sold under agreements to repurchase	(14,305)	14,305	—	—	—	—
Total	($26,710)	$22,224	$2,260	($2,226)	$—	($2,226)
Referenced footnotes are included after the next table.

Freddie Mac 1Q 2020 Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

	December 31, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,045	($4,465)	($2,075)	$505	($485)	$20
Cleared and exchange-traded derivatives	144	(5)	123	262	—	262
Commitments	61	—	—	61	—	61
Other	16	—	—	16	—	16
Total derivatives	7,266	(4,470)	(1,952)	844	(485)	359
Securities purchased under agreements to resell	66,114	(9,843)	—	56,271	(56,271)	—
Total	$73,380	($14,313)	($1,952)	$57,115	($56,756)	$359
Liabilities:
Derivatives:
OTC derivatives	($5,731)	$4,465	$1,164	($102)	$—	($102)
Cleared and exchange-traded derivatives	(5)	5	—	—	—	—
Commitments	(126)	—	—	(126)	—	(126)
Other	(144)	—	—	(144)	—	(144)
Total derivatives	(6,006)	4,470	1,164	(372)	—	(372)
Securities sold under agreements to repurchase	(9,843)	9,843	—	—	—	—
Total	($15,849)	$14,313	$1,164	($372)	$—	($372)

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $4.4 billion and $3.5 billion as of March 31, 2020 and December 31, 2019, respectively. For commitments and securities purchased under agreements to resell, does not include cash and non-cash collateral deposited totaling $1.2 billion and $0.6 billion, respectively, as of March 31, 2020, and $0.2 billion and $0.3 billion, respectively, as of December 31, 2019.

We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At March 31, 2020, and December 31, 2019, we had $53.3 billion and $52.4 billion, respectively, of securities pledged to us in these transactions. In addition, at March 31, 2020 and December 31, 2019, we had $1.0 billion and $2.4 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge.

Freddie Mac 1Q 2020 Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. We had $6.4 billion and $2.6 billion pledged to us as collateral that was invested as part of our liquidity and contingency operating portfolio as of March 31, 2020 and December 31, 2019, respectively.
Collateral Pledged by Freddie Mac
The tables below summarize the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 10.2 - Collateral in the Form of Securities Pledged

	March 31, 2020
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$977	$—	$220	$1,197
Available-for-sale securities	—	—	7	7
Trading securities	3,435	13,912	371	17,718
Total securities pledged	$4,412	$13,912	$598	$18,922

	December 31, 2019
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$562	$—	$280	$842
Trading securities	2,894	9,346	49	12,289
Total securities pledged	$3,456	$9,346	$329	$13,131

(1)
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
Table 10.3 - Underlying Collateral Pledged

	March 31, 2020
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
U.S. Treasury securities and other	$4,957	$8,955	$—	$—	$13,912

Non-Cash Investing and Financing Activities

During 1Q 2020, we recognized securities purchased under agreements to resell of $0.1 billion as a result of entering into a transaction that did not settle in the current period.

Freddie Mac 1Q 2020 Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Stockholders' Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The tables below present changes in AOCI after the effects of our federal statutory tax rate of 21% for 1Q 2020 and 1Q 2019, related to available-for-sale securities, cash flow hedges, and our defined benefit plans.
Table 11.1 - Changes in AOCI by Component, Net of Taxes

	1Q 2020
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$618	($244)	$64	$438
Other comprehensive income before reclassifications	446	—	2	448
Amounts reclassified from accumulated other comprehensive income	(8)	13	(4)	1
Changes in AOCI by component	438	13	(2)	449
Ending balance	$1,056	($231)	$62	$887

	1Q 2019
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$83	($315)	$97	($135)
Other comprehensive income before reclassifications	273	—	(2)	271
Amounts reclassified from accumulated other comprehensive income	(27)	18	(4)	(13)
Changes in AOCI by component	246	18	(6)	258
Ending balance	$329	($297)	$91	$123

Freddie Mac 1Q 2020 Form 10-Q	112

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line items in our condensed consolidated statements of comprehensive income (loss).
Table 11.2 - Reclassifications from AOCI to Net Income

(In millions)	1Q 2020	1Q 2019
AOCI related to available-for-sale securities
Affected line items on the consolidated statements of comprehensive income:
Investment gains (losses), net	$10	$34
Income tax (expense) benefit	(2)	(7)
Net of tax	8	27
AOCI related to cash flow hedge relationships
Affected line items on the consolidated statements of comprehensive income:
Interest expense	(16)	(23)
Income tax (expense) benefit	3	5
Net of tax	(13)	(18)
AOCI related to defined benefit plans
Affected line items on the consolidated statements of comprehensive income:
Salaries and employee benefits	5	5
Income tax (expense) benefit	(1)	(1)
Net of tax	4	4
Total reclassifications in the period net of tax	($1)	$13

Senior Preferred Stock

Pursuant to the September 2019 Letter Agreement, for each dividend period from July 1, 2019 and thereafter, the applicable Capital Reserve Amount used in determining the dividend payable to Treasury will be $20.0 billion, rather than $3.0 billion as previously provided. As a result of this change, we did not have a dividend requirement to Treasury in March 2020, as our Net Worth Amount of $9.1 billion as of December 31, 2019 was lower than the $20.0 billion applicable Capital Reserve Amount.
As of March 31, 2020, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $9.5 billion as of March 31, 2020 and the applicable Capital Reserve Amount of $20.0 billion, we will not have a dividend requirement to Treasury in June 2020. See Note 2 for additional information. Our cumulative senior preferred stock dividend payments remain at $119.7 billion as of March 31, 2020.
The aggregate liquidation preference of the senior preferred stock owned by Treasury was $79.3 billion as of December 31, 2019. Pursuant to the September 2019 Letter Agreement, the liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, beginning on September 30, 2019, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter, until the liquidation preference has increased by $17.0 billion. During 4Q 2019, our Net Worth Amount increased by $2.4 billion. As a result, the liquidation preference of the senior preferred stock increased to $81.8 billion on March 31, 2020, and will increase to $82.2 billion on June 30, 2020 based on the $0.4 billion increase in our Net Worth Amount during 1Q 2020.

Freddie Mac 1Q 2020 Form 10-Q	113

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The table below provides a summary of our senior preferred stock outstanding at March 31, 2020.
Table 11.3 - Senior Preferred Stock

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw Adjustment Dates:
September 8, 2008	1.00	1.00	$1.00	$1,000	$1,000
December 31, 2017	—	—	—	N/A	3,000
September 30, 2019	—	—	—	N/A	1,826
December 31, 2019	—	—	—	N/A	1,848
March 31, 2020	—	—	—	N/A	2,448
Total non-draw adjustments	1.00	1.00	1.00		10,122
Draw Dates:
November 24, 2008	—	—	—	N/A	13,800
March 31, 2009	—	—	—	N/A	30,800
June 30, 2009	—	—	—	N/A	6,100
June 30, 2010	—	—	—	N/A	10,600
September 30, 2010	—	—	—	N/A	1,800
December 30, 2010	—	—	—	N/A	100
March 31, 2011	—	—	—	N/A	500
September 30, 2011	—	—	—	N/A	1,479
December 30, 2011	—	—	—	N/A	5,992
March 30, 2012	—	—	—	N/A	146
June 29, 2012	—	—	—	N/A	19
March 30, 2018	—	—	—	N/A	312
Total draw adjustments	—	—	—		71,648
Total senior preferred stock	1.00	1.00	$1.00		$81,770

Stock Issuances and Repurchases

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 1Q 2020.
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

Freddie Mac 1Q 2020 Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Dividends and Dividend Restrictions

No common dividends were declared during 1Q 2020. As a result of the increase in the applicable Capital Reserve Amount pursuant to the September 2019 Letter Agreement, we did not declare or pay a dividend on the senior preferred stock during 1Q 2020. We also did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 1Q 2020.
Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in Note 11 in our 2019 Annual Report.

Freddie Mac 1Q 2020 Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Income Taxes
Income Tax Expense

For 1Q 2020 and 1Q 2019, we reported income tax expense of $45 million and $358 million, respectively, resulting in effective tax rates of 20.6% and 20.3%, respectively. Our effective tax rates differed from the statutory tax rate of 21% in these periods primarily due to our recognition of low income housing tax credits and tax-exempt interest income.
Deferred Tax Assets, Net

We had net deferred tax assets of $4.6 billion and $5.9 billion as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at March 31, 2020, we determined that it is more likely than not that our net deferred tax assets, except for a portion of the deferred tax asset related to our capital loss carryforward, will be realized. As of March 31, 2020, we have a $37 million valuation allowance recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of March 31, 2020.
We are under IRS examination for tax years 2013 through 2016 related to the carryback of 2016 capital losses to the prior three years.

Freddie Mac 1Q 2020 Form 10-Q	116

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

NOTE 13
Segment Reporting
We have three reportable segments, which are based on the type of business activities each performs - Single-family Guarantee, Multifamily, and Capital Markets. Material corporate-level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments are included in the All Other category. For more information, see our 2019 Annual Report.
Segment Earnings

We present Segment Earnings by reclassifying certain credit guarantee-related activities and investment-related activities between various line items on our GAAP condensed consolidated statements of comprehensive income (loss) and allocating certain revenues and expenses, including certain returns on assets, funding and hedging costs, and administrative expenses, to our three reportable segments.
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
The table below presents Segment Earnings by segment.
Table 13.1 - Segment Earnings

(In millions)	1Q 2020	1Q 2019
Segment Earnings (Loss), net of taxes:
Single-family Guarantee	$588	$740
Multifamily	(238)	330
Capital Markets	(177)	337
All Other	—	—
Total Segment Earnings (Loss), net of taxes	173	1,407
Net income (loss)	$173	$1,407
Comprehensive income (loss) of segments:
Single-family Guarantee	$586	$736
Multifamily	(174)	395
Capital Markets	210	534
All Other	—	—
Comprehensive income (loss) of segments	622	1,665
Comprehensive income (loss)	$622	$1,665

Freddie Mac 1Q 2020 Form 10-Q	117

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The tables below present detailed reconciliations between our GAAP condensed consolidated statements of comprehensive income (loss) and Segment Earnings for our reportable segments and All Other.
Table 13.2 - Segment Earnings and Reconciliations to GAAP Condensed Consolidated Statements of Comprehensive Income (Loss)

	1Q 2020
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$269	$509	$—	$778	$2,007	$2,785
Guarantee fee income	2,093	413	—	—	2,506	(2,129)	377
Investment gains (losses), net	437	(851)	(427)	—	(841)	6	(835)
Other income (loss)	15	37	(201)	—	(149)	244	95
Benefit (provision) for credit losses	(1,222)	(67)	—	—	(1,289)	56	(1,233)
Administrative expense	(372)	(120)	(95)	—	(587)	—	(587)
Credit enhancement (expense) benefit, net	28	24	—	—	52	184	236
REO operations expense	(87)	—	—	—	(87)	2	(85)
Other expense	(151)	(5)	(9)	—	(165)	(370)	(535)
Income tax (expense) benefit	(153)	62	46	—	(45)	—	(45)
Net income (loss)	588	(238)	(177)	—	173	—	173
Changes in unrealized gains (losses) related to available-for-sale securities	—	64	374	—	438	—	438
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	13	—	13	—	13
Changes in defined benefit plans	(2)	—	—	—	(2)	—	(2)
Total other comprehensive income (loss), net of taxes	(2)	64	387	—	449	—	449
Comprehensive income (loss)	$586	($174)	$210	$—	$622	$—	$622

	1Q 2019
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income
(In millions)
Net interest income	$—	$247	$758	$—	$1,005	$2,148	$3,153
Guarantee fee income	1,635	287	—	—	1,922	(1,632)	290
Investment gains (losses), net	6	(26)	(36)	—	(56)	(457)	(513)
Other income (loss)	112	29	(206)	—	(65)	48	(17)
Benefit (provision) for credit losses	71	(1)	—	—	70	65	135
Administrative expense	(374)	(112)	(92)	—	(578)	—	(578)
Credit enhancement (expense) benefit, net	(316)	(4)	—	—	(320)	162	(158)
REO operations expense	(38)	—	—	—	(38)	5	(33)
Other expense	(168)	(6)	(1)	—	(175)	(339)	(514)
Income tax (expense) benefit	(188)	(84)	(86)	—	(358)	—	(358)
Net income (loss)	740	330	337	—	1,407	—	1,407
Changes in unrealized gains (losses) related to available-for-sale securities	—	66	180	—	246	—	246
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	18	—	18	—	18
Changes in defined benefit plans	(4)	(1)	(1)	—	(6)	—	(6)
Total other comprehensive income (loss), net of taxes	(4)	65	197	—	258	—	258
Comprehensive income (loss)	$736	$395	$534	$—	$1,665	$—	$1,665

Freddie Mac 1Q 2020 Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

NOTE 14
Concentration of Credit and Other Risks
Single-Family Credit Guarantee Portfolio

The table below summarizes the concentration by loan portfolio and geographic area of the approximately $2.0 trillion UPB of our single-family credit guarantee portfolio as of both March 31, 2020 and December 31, 2019. See Note 4 and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.
Table 14.1 - Concentration of Credit Risk of Our Single-Family Credit Guarantee Portfolio

	March 31, 2020		December 31, 2019		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	1Q 2020	1Q 2019
Core single-family loan portfolio	86%	0.26%	85%	0.26%	21%	12%
Legacy and relief refinance single-family loan portfolio	14	1.79	15	1.84	79	88
Total	100%	0.60	100%	0.63	100%	100%
Region(1)
West	30%	0.35	30%	0.36	8%	15%
Northeast	24	0.83	24	0.87	36	37
North Central	16	0.59	16	0.61	29	16
Southeast	16	0.70	16	0.73	18	25
Southwest	14	0.52	14	0.54	9	7
Total	100%	0.60	100%	0.63	100%	100%
State(2)
Illinois	4%	0.82	4%	0.85	16%	10%
New York	5	1.13	5	1.21	9	12
Florida	6	0.71	6	0.77	9	18
New Jersey	3	1.01	3	1.08	8	10
Maryland	3	0.82	3	0.88	5	4
All other	79	0.52	79	0.54	53	46
Total	100%	0.60	100%	0.63	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during 1Q 2020.
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

Freddie Mac 1Q 2020 Form 10-Q	119

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
Table 14.2 - Certain Higher Risk Categories in Our Single-Family Credit Guarantee Portfolio

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Interest-only	1%	1%	2.68%	2.72%
Alt-A	1	1	3.64	3.75
Original LTV ratio greater than 90%(2)	18	18	0.93	0.96
Lower credit scores at origination (less than 620)	2	2	4.43	4.52

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchased as part of our participation in the MHA Program.
Sellers and Servicers

We are exposed to counterparty credit risk arising from the potential insolvency or non-performance by our sellers and servicers of their obligations to repurchase loans or (at our option) indemnify us in the event of breaches of the representations and warranties they made when they sold the loans to us or failure to comply with our servicing requirements.
The ultimate amounts of recovery payments we receive from seller/servicers related to their repurchase obligations may be significantly less than the amount of our estimates of potential exposure to losses. Our exposure to seller/servicers for their repurchase obligations is considered in our allowance for credit losses. See Note 4 for further information.
Sellers
We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The tables below summarize the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume during 1Q 2020 or 1Q 2019.
Table 14.3 - Seller Concentration

Single-family Sellers(1)	1Q 2020	1Q 2019
JPMorgan Chase Bank, N.A.	12%	16%
United Shore Financial Services, LLC	10	10
Other top 10 sellers	33	31
Top 10 single-family sellers	55%	57%

Multifamily Sellers(1)	1Q 2020	1Q 2019
CBRE Capital Markets, Inc.	17%	15%
Berkadia Commercial Mortgage LLC	14	13
Other top 10 sellers	47	49
Top 10 multifamily sellers	78%	77%

(1)	Sellers presented based on those with the highest percentage of purchase volume during 1Q 2020.
In recent years, there has been a shift in our single-family purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown in recent years, and we purchase a significant share of our loans from them. Our top five non-depository sellers provided approximately 27% and 26% of our single-family purchase volume during 1Q 2020 and 1Q 2019, respectively.
Servicers
Significant portions of our single-family and multifamily loans are serviced by several large servicers. The tables below summarize the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family credit guarantee portfolio and multifamily mortgage portfolio as of March 31, 2020 or December 31, 2019.

Freddie Mac 1Q 2020 Form 10-Q	120

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Table 14.4 - Servicer Concentration

Single-family Servicers(1)	March 31, 2020(2)	December 31, 2019(2)
Wells Fargo Bank, N.A.	15%	15%
JPMorgan Chase Bank, N.A.	10	10
Other top 10 servicers	32	32
Top 10 single-family servicers	57%	57%

Multifamily Servicers(1)	March 31, 2020	December 31, 2019
CBRE Capital Markets, Inc.	17%	17%
Berkadia Commercial Mortgage LLC	13	13
Other top 10 servicers	46	46
Top 10 multifamily servicers	76%	76%

(1)	Servicers presented based on those with the highest percentage of servicing volume as of March 31, 2020.

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

In recent years, there has been a shift in our single-family servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown in recent years and now service a large share of our loans. As of both March 31, 2020 and December 31, 2019, approximately 18% of our single-family credit guarantee portfolio, excluding loans where we do not exercise control over the associated servicing, was serviced by our five largest non-depository servicers, on a combined basis. We routinely monitor the performance of our largest non-depository servicers.
In March 2020, as the COVID-19 pandemic evolved rapidly, liquidity concerns primarily regarding non-depository financial institutions arose as market conditions changed and borrowers affected by COVID-19 were offered widespread forbearance, including forbearance on loans purchased and securitized by Freddie Mac. Single-family servicers must continue to advance mortgage interest payments for Freddie Mac loans for up to 120 days during the forbearance period which may increase liquidity pressures on certain of our counterparties. In response to these potential liquidity concerns, we have heightened our monitoring and review of the financial stability of our non-depository institutional counterparties.
We also have exposure to the master servicers of our multifamily securitization transactions who bear responsibility to advance funds in the event of payment shortfalls. In the majority of our primary multifamily securitizations, we utilize one of three large financial depository institutions, except for small balance loan securitizations where we serve as master servicer. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed non-recoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk.
Credit Enhancement Providers

We have counterparty credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We also have similar exposure to insurers and reinsurers through our ACIS and other insurance transactions where we purchase insurance policies as part of our CRT activities.
In March 2019, we implemented a set of revised Private Mortgage Insurer Eligibility Requirements (PMIERs) with enhancements to the risk-based capital requirements for mortgage insurers. In addition, we revised master policies with mortgage insurers which provide contract certainty and improve our ability to collect claims for mortgage insurance obligations. These policies were approved by FHFA and became effective on March 1, 2020.
We evaluate the expected recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 4 for additional information. As of March 31, 2020, mortgage insurers provided coverage with maximum loss limits of $109.0 billion, for $427.5 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under other types of insurance. Changes in our expectations related to recovery and collectability from our credit enhancement providers may affect our estimates of expected credit losses, perhaps significantly.
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

Freddie Mac 1Q 2020 Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Table 14.5 - Mortgage Insurer Concentration

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	March 31, 2020	December 31, 2019
Arch Mortgage Insurance Company	A-	22%	22%
Radian Guaranty Inc.	BBB+	20	20
Mortgage Guaranty Insurance Corporation	BBB+	18	17
Genworth Mortgage Insurance Corporation	BB+	15	15
Essent Guaranty, Inc.	BBB+	15	15
Total		90%	89%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of March 31, 2020. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

(2)	Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty.
During both 1Q 2020 and 1Q 2019, we received proceeds of $0.1 billion from our mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.1 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of both March 31, 2020 and December 31, 2019. The balance of these receivables, net of associated reserves, was approximately $0.1 billion at both March 31, 2020 and December 31, 2019.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of March 31, 2020 and December 31, 2019, we had cumulative unpaid deferred payment obligations of $0.4 billion and $0.5 billion, respectively, from these insurers. We have reserved substantially all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
As part of our insurance/reinsurance CRT transactions, we regularly obtain insurance coverage from insurers and reinsurers. These transactions incorporate several features designed to increase the likelihood that we will recover on the claims we file with the insurers and reinsurers, including the following:

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
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of March 31, 2020 and December 31, 2019, including amounts related to our consolidated VIEs, the balance in our other investments was $123.5 billion and $103.6 billion, respectively. The balances consist primarily of cash, securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities. As of March 31, 2020 and December 31, 2019, $1.0 billion and $2.4 billion of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty risk of these institutions. Due to the economic downturn and market volatility caused by the COVID-19 pandemic, certain of our counterparties engaging in these securities purchased under agreements to resell defaulted under the terms of the governing legal agreements by failing to meet margin requirements. The transactions were terminated in accordance with the terms of the agreements, and we recognized the collateral at fair value, which was in excess of their outstanding obligation. We did not recognize a financial loss as a result of these defaults.

Freddie Mac 1Q 2020 Form 10-Q	122

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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

Freddie Mac 1Q 2020 Form 10-Q	123

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.
Table 15.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2020
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$23,586	$650	$—	$24,236
Non-agency and other	—	1	1,101	—	1,102
Total available-for-sale securities, at fair value	—	23,587	1,751	—	25,338
Trading, at fair value:
Mortgage-related securities:
Agency	—	18,532	2,544	—	21,076
Non-agency	—	—	1	—	1
Total mortgage-related securities	—	18,532	2,545	—	21,077
Non-mortgage-related securities	31,144	1,630	—	—	32,774
Total trading securities, at fair value	31,144	20,162	2,545	—	53,851
Total investments in securities	31,144	43,749	4,296	—	79,189
Mortgage loans:
Held-for-sale, at fair value	—	13,518	—	—	13,518
Derivative assets, net:
Interest-rate swaps	—	3,522	—	—	3,522
Option-based derivatives	55	9,038	—	—	9,093
Other	—	1,142	63	—	1,205
Subtotal, before netting adjustments	55	13,702	63	—	13,820
Netting adjustments(1)	—	—	—	(11,005)	(11,005)
Total derivative assets, net	55	13,702	63	(11,005)	2,815
Other assets:
Guarantee asset, at fair value	—	—	4,565	—	4,565
Non-derivative held-for-sale purchase commitments, at fair value	—	243	—	—	243
All other, at fair value	—	—	106	—	106
Total other assets	—	243	4,671	—	4,914
Total assets carried at fair value on a recurring basis	$31,199	$71,212	$9,030	($11,005)	$100,436
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$6	$199	$—	$205
Other debt, at fair value	—	2,858	151	—	3,009
Derivative liabilities, net:
Interest-rate swaps	—	9,018	—	—	9,018
Option-based derivatives	—	536	—	—	536
Other	—	1,998	24	—	2,022
Subtotal, before netting adjustments	—	11,552	24	—	11,576
Netting adjustments(1)	—	—	—	(9,350)	(9,350)
Total derivative liabilities, net	—	11,552	24	(9,350)	2,226
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	4	—	—	4
All other, at fair value	—	—	1	—	1
Total other liabilities	—	4	1	—	5
Total liabilities carried at fair value on a recurring basis	$—	$14,420	$375	($9,350)	$5,445
Referenced footnote is included after the next table.

Freddie Mac 1Q 2020 Form 10-Q	124

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$22,927	$1,960	$—	$24,887
Non-agency and other	—	20	1,267	—	1,287
Total available-for-sale securities, at fair value	—	22,947	3,227	—	26,174
Trading, at fair value:
Mortgage-related securities:
Agency	—	19,772	2,709	—	22,481
Non-agency	—	—	1	—	1
Total mortgage-related securities	—	19,772	2,710	—	22,482
Non-mortgage-related securities	25,108	1,947	—	—	27,055
Total trading securities, at fair value	25,108	21,719	2,710	—	49,537
Total investment securities	25,108	44,666	5,937	—	75,711
Mortgage loans:
Held-for-sale, at fair value	—	15,035	—	—	15,035
Derivative assets, net:
Interest-rate swaps	—	2,104	—	—	2,104
Option-based derivatives	—	4,198	—	—	4,198
Other	—	61	16	—	77
Subtotal, before netting adjustments	—	6,363	16	—	6,379
Netting adjustments(1)	—	—	—	(5,535)	(5,535)
Total derivative assets, net	—	6,363	16	(5,535)	844
Other assets:
Guarantee asset, at fair value	—	—	4,426	—	4,426
Non-derivative held-for-sale purchase commitments, at fair value	—	81	—	—	81
All other, at fair value	—	—	120	—	120
Total other assets	—	81	4,546	—	4,627
Total assets carried at fair value on a recurring basis	$25,108	$66,145	$10,499	($5,535)	$96,217
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$6	$203	$—	$209
Other debt, at fair value	—	3,600	129	—	3,729
Derivative liabilities, net:
Interest-rate swaps	—	4,882	—	—	4,882
Option-based derivatives	—	130	—	—	130
Other	—	233	37	—	270
Subtotal, before netting adjustments	—	5,245	37	—	5,282
Netting adjustments(1)	—	—	—	(4,910)	(4,910)
Total derivative liabilities, net	—	5,245	37	(4,910)	372
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	7	—	—	7
All other, at fair value	—	—	1	—	1
Total other liabilities	—	7	1	—	8
Total liabilities carried at fair value on a recurring basis	$—	$8,858	$370	($4,910)	$4,318

(1)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

Freddie Mac 1Q 2020 Form 10-Q	125

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Level 3 Fair Value Measurements

The tables below present a reconciliation of all assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3), including transfers into and out of Level 3. The tables also present gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized on our condensed consolidated statements of comprehensive income (loss) for Level 3 assets and liabilities.
Table 15.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	1Q 2020
	Balance, January 1, 2020	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2020	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2020 (3)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2020
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$1,960	$12	$38	$—	$—	($208)	($57)	$—	($1,095)	$650	$—	($2)
Non-agency and other	1,267	3	(126)	—	—	—	(43)	—	—	1,101	3	(100)
Total available-for-sale mortgage-related securities	3,227	15	(88)	—	—	(208)	(100)	—	(1,095)	1,751	3	(102)
Trading, at fair value:
Mortgage-related securities:
Agency	2,709	15	—	352	—	(105)	(31)	—	(396)	2,544	1	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	2,710	15	—	352	—	(105)	(31)	—	(396)	2,545	1	—
Other assets:
Guarantee asset	4,426	99	—	—	223	—	(183)	—	—	4,565	99	—
All other, at fair value	120	(7)	—	(1)	6	(8)	(4)	—	—	106	(8)	—
Total other assets	$4,546	$92	$—	($1)	$229	($8)	($187)	$—	$—	$4,671	$91	$—

	Balance, January 1, 2020	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2020	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2020 (3)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2020
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	($4)	$—	$—	$—	$—	$—	$—	$—	$199	($4)	$—
Other debt, at fair value	129	(11)	—	—	1	—	(1)	33	—	151	(11)	—
Net derivatives(2)	21	(57)	—	—	1	—	(4)	—	—	(39)	(61)	—
All other, at fair value	1	—	—	—	—	—	—	—	—	1	—	—
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2020 Form 10-Q	126

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	1Q 2019
	Balance, January 1, 2019	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2019	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2019 (3)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2019
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$4,135	($18)	$72	$52	$—	($486)	($98)	$—	($58)	$3,599	($1)	$56
Non-agency and other	1,640	4	50	—	—	—	(61)	—	—	$1,633	4	40
Total available-for-sale mortgage-related securities	5,775	(14)	122	52	—	(486)	(159)	—	(58)	5,232	3	96
Trading, at fair value:
Mortgage-related securities:
Agency	3,293	(59)	—	143	—	(115)	(24)	—	(180)	3,058	(61)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	3,294	(59)	—	143	—	(115)	(24)	—	(180)	3,059	(61)	—
Other assets:
Guarantee asset	3,633	35	—	—	282	—	(155)	—	—	3,795	35	—
All other, at fair value	137	(34)	—	52	9	(12)	(2)	—	—	150	(33)	—
Total other assets	$3,770	$1	$—	$52	$291	($12)	($157)	$—	$—	$3,945	$2	$—

	Balance, January 1, 2019	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2019	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2019 (3)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2019
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$728	$2	$—	$—	$—	$—	$—	$—	$—	$730	$2	$—
Other debt, at fair value	134	—	—	—	80	—	—	—	—	214	—	—
Net derivatives(2)	91	(38)	—	—	—	—	(5)	—	—	48	(43)	—
All other, at fair value	—	(2)	—	3	—	—	—	—	—	1	(2)	—

(1)
Transfers out of Level 3 during 1Q 2020 and 1Q 2019 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 1Q 2020 and 1Q 2019 consisted primarily of certain mortgage-related securities due to a decrease in market activity and the availability of relevant price quotes from dealers and third-party pricing services.

(2)
Amounts are the net of derivative assets and liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable.

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at March 31, 2020 and March 31, 2019, respectively. This amount includes any allowance for credit losses recorded on available-for-sale securities and amortization of basis adjustments.

Freddie Mac 1Q 2020 Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

The tables below provide valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 15.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	March 31, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(2)
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$494	Discounted cash flows	OAS	93 - 93 bps	93 bps
	156	Other
Non-agency and other	912	Median of external sources	External pricing sources	$61.1 - $72.6	$66.9
	189	Other
Trading, at fair value
Mortgage-related securities
Agency	1,662	Single external source	External pricing sources	$0.0 - $8,530.9	$912.6
	523	Discounted cash flows	OAS	(2,231) - 8,095 bps	944 bps
	359	Other
Guarantee asset, at fair value	4,304	Discounted cash flows	OAS	17 - 186 bps	46 bps
	261	Other
Insignificant Level 3 assets(1)	170
Total level 3 assets	$9,030
Liabilities
Insignificant Level 3 liabilities(1)	375
Total level 3 liabilities	$375
Referenced footnote is included after the next table.

Freddie Mac 1Q 2020 Form 10-Q	128

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(2)
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$1,960	Discounted cash flows	OAS	30 - 261 bps	80 bps
Non-agency and other	886	Median of external sources	External pricing sources	$71.9 - $78.2	$75.0
	381	Other
Trading, at fair value
Mortgage-related securities
Agency	1,948	Single external source	External pricing sources	$0.0 - $100.7	$36.6
	761	Discounted cash flows	OAS	(1,201) - 8,095 bps	611 bps
Guarantee asset, at fair value	4,141	Discounted cash flows	OAS	17 - 186 bps	40 bps
	285	Other
Insignificant Level 3 assets(1)	137
Total level 3 assets	$10,499
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	Single external source	External pricing sources	$99.4 - $103.6	$101.4
Insignificant Level 3 liabilities(1)	167
Total level 3 liabilities	$370

(1)	Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.
(2) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 1Q 2020 Form 10-Q	129

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 15.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	March 31, 2020				December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$2,127	$6,080	$8,207	$—	$22	$4,059	$4,081

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
Table 15.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	March 31, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$6,080
		Internal model	Historical sales proceeds	$3,000 - $765,000	$182,407
		Internal model	Housing sales index	53 - 419 bps	112 bps
		Median of external sources	External pricing sources	$54.0 - $100.7	$88.1

	December 31, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$4,059
		Internal model	Historical sales proceeds	$3,000 - $765,000	$186,234
		Internal model	Housing sales index	46 - 420 bps	112 bps
		Median of external sources	External pricing sources	$66.5 - $105.4	$95.0

Freddie Mac 1Q 2020 Form 10-Q	130

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
Table 15.6 - Fair Value of Financial Instruments

		March 31, 2020
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$24,324	$24,324	$—	$—	$—	$24,324
Securities purchased under agreements to resell	Amortized cost	45,968	—	60,273	—	(14,305)	45,968
Investment securities:
Available-for-sale, at fair value	FV - OCI	25,338	—	23,587	1,751	—	25,338
Trading, at fair value	FV - NI	53,851	31,144	20,162	2,545	—	53,851
Total investment securities		79,189	31,144	43,749	4,296	—	79,189
Mortgage loans:
Loans held by consolidated trusts		1,963,630	—	1,796,060	242,753	—	2,038,813
Loans held by Freddie Mac		83,027	—	43,389	41,656	—	85,045
Total mortgage loans	Various(3)	2,046,657	—	1,839,449	284,409	—	2,123,858
Derivative assets, net	FV - NI	2,815	55	13,702	63	(11,005)	2,815
Guarantee asset	FV - NI	4,565	—	—	4,571	—	4,571
Non-derivative purchase commitments	Various	243	—	244	—	—	244
Secured lending and other	Amortized cost	5,072	—	1,607	3,280	—	4,887
Total financial assets		$2,208,833	$55,523	$1,959,024	$296,619	($25,310)	$2,285,856
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$1,930,005	$—	$2,006,288	$1,140	$—	$2,007,428
Other debt		286,130	—	300,522	4,063	(14,305)	290,280
Total debt	Various(4)	2,216,135	—	2,306,810	5,203	(14,305)	2,297,708
Derivative liabilities, net	FV - NI	2,226	—	11,552	24	(9,350)	2,226
Guarantee obligation	Amortized cost	4,313	—	—	5,070	—	5,070
Non-derivative purchase commitments	Various	22	—	15	30	—	45
Total financial liabilities		$2,222,696	$—	$2,318,377	$10,327	($23,655)	$2,305,049

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

(3)	As of March 31, 2020, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $2.0 trillion, $19.0 billion, and $13.5 billion, respectively.

(4)	As of March 31, 2020, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.2 trillion and $3.2 billion, respectively.

Freddie Mac 1Q 2020 Form 10-Q	131

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

		December 31, 2019
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$5,189	$5,189	$—	$—	$—	$5,189
Securities purchased under agreements to resell	Amortized cost	56,271	—	66,114	—	(9,843)	56,271
Investment securities:
Available-for-sale, at fair value	FV - OCI	26,174	—	22,947	3,227	—	26,174
Trading, at fair value	FV - NI	49,537	25,108	21,719	2,710	—	49,537
Total investment securities		75,711	25,108	44,666	5,937	—	75,711
Mortgage loans:
Loans held by consolidated trusts		1,940,523	—	1,732,434	244,500	—	1,976,934
Loans held by Freddie Mac		79,677	—	38,100	45,588	—	83,688
Total mortgage loans	Various(3)	2,020,200	—	1,770,534	290,088	—	2,060,622
Derivative assets, net	FV - NI	844	—	6,363	16	(5,535)	844
Guarantee asset	FV - NI	4,426	—	—	4,433	—	4,433
Non-derivative purchase commitments	Various	81	—	90	72	—	162
Secured lending and other	Amortized cost	4,186	—	1,874	2,131	—	4,005
Total financial assets		$2,166,908	$30,297	$1,889,641	$302,677	($15,378)	$2,207,237
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$1,898,355	$—	$1,931,473	$1,277	$—	$1,932,750
Other debt		271,330	—	282,431	3,619	(9,843)	276,207
Total debt	Various(4)	2,169,685	—	2,213,904	4,896	(9,843)	2,208,957
Derivative liabilities, net	FV - NI	372	—	5,245	37	(4,910)	372
Guarantee obligation	Amortized cost	4,292	—	—	4,527	—	4,527
Non-derivative purchase commitments	Various	7	—	7	67	—	74
Total financial liabilities		$2,174,356	$—	$2,219,156	$9,527	($14,753)	$2,213,930

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

(3)	As of December 31, 2019, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $2.0 trillion, $20.3 billion, and $15.0 billion, respectively.

(4)	As of December 31, 2019, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.2 trillion and $3.9 billion, respectively.
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and long-term debt.
The table below presents the fair value and UPB related to certain loans and long-term debt for which we have elected the fair value option. This table does not include interest-only securities related to debt securities of consolidated trusts and other debt held by third parties with a fair value of $99 million and $146 million and multifamily held-for-sale loan purchase commitments with a fair value of $239 million and $74 million, as of March 31, 2020 and December 31, 2019, respectively.

Freddie Mac 1Q 2020 Form 10-Q	132

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Table 15.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected

	March 31, 2020			December 31, 2019
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties
Fair value	$13,518	$2,916	$199	$15,035	$3,589	$203
UPB	12,467	3,157	200	14,444	3,329	200
Difference	$1,051	($241)	($1)	$591	$260	$3

Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in non-interest income (loss) in our condensed consolidated statements of comprehensive income (loss), related to items for which we have elected the fair value option.
Table 15.8 - Changes in Fair Value Under the Fair Value Option Election

	1Q 2020	1Q 2019
(In millions)	Gains (Losses)
Multifamily held-for-sale loans	$638	$341
Multifamily held-for-sale loan purchase commitments	532	390
Other debt - long term	548	(2)
Debt securities of consolidated trusts held by third parties	4	(2)

Changes in fair value attributable to instrument-specific credit risk were not material for 1Q 2020 and 1Q 2019 for any assets or liabilities for which we elected the fair value option.

Freddie Mac 1Q 2020 Form 10-Q	133

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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

Freddie Mac 1Q 2020 Form 10-Q	134

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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
Litigation in the U.S. District Court for the District of Columbia

In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations. This case is the result of the consolidation of three putative class action lawsuits: Cacciapelle and Bareiss vs. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHFA, filed on July 29, 2013; American European Insurance Company vs. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHFA, filed on July 30, 2013; and Marneu Holdings, Co. vs. FHFA, Treasury, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, filed on September 18, 2013. (The Marneu case was also filed as a shareholder derivative lawsuit.) A consolidated amended complaint was filed in December 2013. In the consolidated amended complaint, plaintiffs alleged, among other items, that the August 2012 amendment to the Purchase Agreement breached Freddie Mac's and Fannie Mae's respective contracts with the holders of junior preferred stock and common stock and the covenant of good faith and fair dealing inherent in such contracts. Plaintiffs sought unspecified damages, equitable and injunctive relief, and costs and expenses, including attorney and expert fees.
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

Freddie Mac 1Q 2020 Form 10-Q	135

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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
Angel vs. The Federal Home Loan Mortgage Corporation et al. This case was filed pro se on May 21, 2018 against Freddie Mac, Fannie Mae, certain current and former directors of Freddie Mac and Fannie Mae, and FHFA as a nominal defendant. The original complaint alleges, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, and that defendants aided and abetted the government's "avoidance" of plaintiff's dividend rights. On March 6, 2019, the U.S. District Court for the District of Columbia granted the defendants' motion to dismiss the case. On March 18, 2019, Mr. Angel filed a motion seeking to alter or amend the judgment and for leave to file an amended complaint. On May 24, 2019, the District Court denied Mr. Angel's motion, and on June 19, 2019, Mr. Angel filed a notice of appeal to the U.S. Court of Appeals for the District of Columbia Circuit. On April 24, 2020, the DC Circuit affirmed the District Court's dismissal of the case.
Litigation in the U.S. Court of Federal Claims

Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac as a "nominal" defendant, on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government's alleged taking of its property, attorneys' fees, costs, and other expenses. On March 8, 2018, the plaintiffs filed an amended complaint under seal, with a redacted copy filed on November 14, 2018. The United States filed a motion to dismiss on August 1, 2018 and an amended motion to dismiss on October 1, 2018.
Fairholme Funds, Inc., et al. vs. the United States of America, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. This case was originally filed on July 9, 2013 against the United States of America. On March 8, 2018, plaintiffs filed an amended complaint under seal. A redacted public version was filed on May 11, 2018 and adds Freddie Mac and Fannie Mae as nominal defendants. The amended complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking or exaction of private property for public use without just compensation, and that by enacting the net worth sweep, the government breached the fiduciary duty it owed to Freddie Mac and Fannie Mae, and implied-in-fact contracts between the United States on the one hand and Freddie Mac and Fannie Mae on the other. The plaintiffs ask that plaintiffs, Freddie Mac, and Fannie Mae be awarded (1) just compensation for the government's alleged taking or exaction of their property, (2) damages for the government's breach of fiduciary duties, and (3) damages for the government's breach of the alleged implied-in-fact contracts. In addition, plaintiffs seek pre- and post-judgment interest, attorneys' fees, costs, and other expenses. The United States filed a motion to dismiss on August 1, 2018 and an amended motion to dismiss on October 1, 2018. On December 6, 2019, the Court dismissed the claims plaintiffs labeled as direct claims and denied defendant's motion to dismiss with respect to the claims plaintiffs labeled as derivative. Accordingly, derivative takings, exaction, breach of fiduciary duty, and breach of implied-in-fact contract claims remain. By order dated March 9, 2020, the Court granted unopposed motions by plaintiffs and defendant to certify the December 6 opinion for interlocutory review, modified its December 6 opinion to include the language necessary for an interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit, and stayed further proceedings in the case pending the completion of the interlocutory appeal process.
Perry Capital LLC vs. the United States of America, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac and Fannie Mae as "nominal" defendants, on August 15, 2018. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation or an illegal exaction in violation of the Fifth Amendment, and that by enacting the net worth sweep, the government breached the fiduciary duty it owed to Freddie Mac and Fannie Mae, and implied-in-fact contracts between the United States on the one hand and Freddie Mac and Fannie Mae on the other. The plaintiff asks that it, Freddie Mac, and Fannie Mae be awarded just compensation for the government's alleged taking of its property or damages for the illegal exaction; damages for the government's breach of fiduciary duties; and damages for the government's breach of the alleged implied-in-fact contracts. The proceedings have been stayed pending the interlocutory appeals in the Fairholme Funds matter.

Freddie Mac 1Q 2020 Form 10-Q	136

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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

Freddie Mac 1Q 2020 Form 10-Q	137

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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
Table 17.1 - Net Worth and Minimum Capital

(In millions)	March 31, 2020	December 31, 2019
GAAP net worth (deficit)	$9,504	$9,122
Core capital (deficit)(1)(2)	(64,031)	(63,964)
Less: Minimum capital requirement(1)	19,521	19,123
Minimum capital surplus (deficit)(1)	($83,552)	($83,087)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

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

Freddie Mac 1Q 2020 Form 10-Q	138

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

NOTE 18
Selected Financial Statement Line Items
The table below presents the significant components of investment gains (losses), net on our condensed consolidated statements of comprehensive income (loss).
Table 18.1 - Significant Components of Investment Gains (Losses), Net

(In millions)	1Q 2020	1Q 2019
Investment gains (losses), net:
Mortgage loans gains (losses)	$1,172	$934
Investment securities gains (losses)	1,055	144
Debt gains (losses)	700	15
Derivative gains (losses)	(3,762)	(1,606)
Investment gains (losses), net	($835)	($513)

The table below presents the significant components of other assets and other liabilities on our condensed consolidated balance sheets.
Table 18.2 - Significant Components of Other Assets and Other Liabilities

(In millions)	March 31, 2020	December 31, 2019
Other assets:
Real estate owned, net	$457	$555
Accounts and other receivables(1)	17,200	10,780
Guarantee asset	4,565	4,426
Secured lending and other	6,066	5,158
All other	3,273	1,880
Total other assets	$31,561	$22,799
Other liabilities:
Guarantee obligation	$4,313	$4,292
All other	3,535	3,750
Total other liabilities	$7,848	$8,042

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 1Q 2020 Form 10-Q	139

Other Information

Other Information
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 16 in this Form 10-Q and our 2019 Annual Report.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. For information on these lawsuits, see the Legal Proceedings section in our 2019 Annual Report. Freddie Mac is not a party to any of these lawsuits.
RISK FACTORS
This Form 10-Q should be read together with the Risk Factors section in our 2019 Annual Report, which describes various risks and uncertainties to which we are or may become subject. This section updates that discussion.
These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
The COVID-19 pandemic has significantly and adversely affected general economic conditions and the housing market. These adverse changes, as well as the effects of actions taken in response to the pandemic, such as forbearance for Freddie Mac-owned mortgages and other relief measures, have significantly and adversely affected our business, results of operations, and financial condition and will likely continue to do so for the remainder of 2020 and into 2021, and perhaps beyond. For example, our allowance for credit losses has increased significantly and we expect serious delinquency rates and the volume of loss mitigation activity to increase significantly as a result of the pandemic and the forbearance programs we have announced. In addition, our credit risk, market risk, liquidity, risk, and operational risk levels have increased as a result of the pandemic. The duration and continued severity of the pandemic will determine the extent of the negative effects on our business, and these adverse effects could require us to request additional draws from Treasury in future periods.
The COVID-19 pandemic has significantly and adversely affected our business, results of operations, and financial condition and will likely continue to affect us for the remainder of 2020 and into 2021, and perhaps beyond. Certain of the Risk Factors in our 2019 Annual Report may be amplified by the pandemic. The unpredictable and unprecedented nature of the current situation makes it impractical to identify all potential risks and estimate the ultimate adverse impact on our business. The extent of the adverse effects will depend on the duration and continued severity of the COVID-19 pandemic and its effects on the U.S. economy and housing market. During the duration of the pandemic, our focus will be on supporting the mortgage market, and this focus, combined with current market conditions, will likely delay our ability to raise capital and exit from conservatorship. In addition, given our limited capital buffer, which was $9.5 billion as of March 31, 2020, the adverse effects of the pandemic could require us to request additional draws from Treasury in future periods.
Recently, financial markets have experienced significant volatility as a result of the effects of the COVID-19 pandemic. Many state and local jurisdictions have enacted measures requiring closure of businesses and other economically restrictive efforts to combat the COVID-19 pandemic. Unemployment levels have increased significantly and may remain at elevated levels or continue to rise. There may be a significant increase in the rate and number of mortgage payment delinquencies, and house sales, home prices, and multifamily fundamentals may be adversely affected, further contributing to the overall adverse impact.
In response to the COVID-19 pandemic, Freddie Mac has taken several steps to support the mortgage market, such as forbearance for Freddie Mac-owned mortgages and other measures to assist homeowners, renters, multifamily property owners, lenders, and sellers. For additional information on our relief efforts, see MD&A - Introduction - COVID-19 Pandemic Response Efforts. These actions may not be successful and may negatively affect our financial condition and results of operations, perhaps significantly. We expect serious delinquency rates and the volume of loss mitigation activity to increase significantly as a result of the pandemic and the forbearance programs we have announced, and we expect to advance significant amounts to cover principal and interest payments to security holders for loans in forbearance in the coming months. The pandemic and forbearance programs also will cause a significant increase in our allowance for credit losses. We had a $1.2 billion provision for credit losses in 1Q 2020 due to our forecast of higher expected credit losses from our single-family credit guarantee portfolio as a result of the pandemic, but these estimates are subject to significant uncertainty and may increase substantially in the future depending on the depth and severity of the economic downturn caused by the pandemic.
The government has taken several actions to provide relief to those negatively affected by COVID-19, such as the CARES Act enacted in March 2020, guidance from FHFA regarding relief for homeowners and renters affected by COVID-19, and the Federal Reserve’s support of the financial markets. For additional information on federal government relief efforts, see MD&A - Introduction - COVID-19 Pandemic Response Efforts, MD&A - Liquidity and Capital Resources - Mortgage Loans and Mortgage-Related Securities, and MD&A - Regulation and Supervision - Legislative and Regulatory

Freddie Mac 1Q 2020 Form 10-Q	140

Other Information

Developments - The CARES Act. State and local jurisdictions have also implemented measures that affect the mortgage market, such as measures to provide foreclosure and eviction relief. Current and future government relief efforts taken in response to the COVID-19 pandemic may provide insufficient support for the economy and the housing market.
Our credit risk, market risk, and liquidity risk levels have increased as a result of the COVID-19 pandemic, and may increase further depending on the duration and severity of the pandemic. For example:

■
Our mortgage credit risk level is heightened, as a result of increased forbearance, modifications, and defaults due to the COVID-19 pandemic. These trends are expected to continue and may accelerate as the pandemic continues. Our recent relief efforts and any future measures we adopt related to COVID-19 could result in a significant increase in borrower forbearances and subsequent modifications. These developments could adversely affect our results of operations through increased expected credit losses. The liquidity, pricing, and yield of our securities could also be adversely affected. Payment and recovery of principal and interest on certain of our securities could depend on our ability to honor our guarantee obligations. Payment defaults on mortgages could result in accelerated prepayments of certain of our securities as a result of our repurchase practices relating to seriously delinquent mortgages and mortgage modifications, foreclosures, and workouts.

■
Our counterparty credit risk level has increased, particularly with respect to non-depository sellers/servicers and credit enhancement providers, as a result of financial strains and liquidity pressures on our counterparties due to the economic downturn and market volatility caused by the COVID-19 pandemic. If these financial strains and liquidity pressures continue, our single-family seller/servicer counterparties may not be able to perform under their contracts, and we could experience a decline in mortgage servicing quality and/or be less likely to recover losses. In addition, our credit enhancement providers may fail to timely meet their full obligations to provide coverage or reimburse us for claims, and we could experience an increase in our share of credit losses. For additional information, see MD&A - Risk Management - Credit Risk - Counterparty Credit Risk.

■
Our CRT transactions have been adversely affected. Our ability to transfer single-family credit risk has been, and may continue to be, negatively affected by the COVID-19 pandemic. In addition, the cost to us of doing so has been fluctuating more significantly and rapidly than usual as a result of developments related to the COVID-19 pandemic, and may continue to change significantly and rapidly depending on continuing effects of the pandemic on market conditions. While CRT remains a critical component of our business strategy and we intend to continue to pursue our existing CRT strategies, there may not be sufficient investor demand for single-family CRT transactions at acceptable prices for the foreseeable future, and it is uncertain if there will be adequate demand for them over the longer term based on the potential impacts of the pandemic on mortgage performance. The transfer of credit risk through CRT transactions has become a central component of our business strategy, and an inability to continue to transfer credit risk could cause an increase in the level of our conservatorship credit capital under the CCF.

■
We may be adversely affected by holding excess liquidity in this volatile market. We maintained excess liquidity during 1Q 2020 due to volatile market conditions driven by the COVID-19 pandemic, and we expect to continue to do so in the near term, which may negatively affect our net interest income. How long we continue to hold excess liquidity and the extent of the negative effects of doing so will depend on the duration of the market volatility resulting from the effects of the pandemic.

■
The liquidity of our portfolios has been adversely affected. The overall liquidity of our portfolios has been, and may continue to be, adversely affected by the effects of the COVID-19 pandemic on market conditions. In addition, although FHFA has instructed us to maintain loans in COVID-19 payment forbearance plans in mortgage-backed security pools for at least the duration of the forbearance plan, our less liquid assets will likely increase as we will likely purchase a higher amount of delinquent or modified loans out of Freddie Mac mortgage-backed security pools in future periods. Our ability to continue to sell less liquid assets at acceptable prices may also be negatively affected by the market volatility caused by the COVID-19 pandemic.

■
The Purchase Agreement and FHFA limits on the amount of debt we can incur and the size of our mortgage-related investments portfolio could limit our ability to meet our contractual obligations with respect to Freddie Mac mortgage-related securities. We generally fund our obligations to advance principal and interest to security holders for loans in forbearance and our purchase of delinquent and modified loans from our securities trusts through debt issuances. So far, we have maintained adequate access to debt markets to meet our financial obligations as they come due. However, depending on the extent of forbearance and delinquencies as a result of the COVID-19 pandemic, even if we are able to continue to access debt markets, it is possible that we may not be able to meet our contractual obligations as a result of our current $300.0 billion aggregate indebtedness limit under the Purchase Agreement and FHFA's $225.0 billion limit on our mortgage-related investments portfolio, without breaching limits or obtaining the prior written consent of Treasury and FHFA to increase these limits.

■	Market instability may adversely affect our ability to hedge, and demand for Freddie Mac securities, other than from the Federal Reserve, may decrease substantially.

Freddie Mac 1Q 2020 Form 10-Q	141

Other Information

Our operational risk level has increased as a result of the COVID-19 pandemic.
Freddie Mac has instituted temporary operational changes, such as shifting to remote work for the majority of our employees. A prolonged period of remote work for us or our counterparties or vendors, or any significant technological or infrastructure-related disruptions during this period of remote work, could significantly adversely affect our ability to conduct normal business operations. It is possible that key employees may be adversely affected by the virus. In addition, model risk levels are heightened. Due to the unprecedented events surrounding the pandemic along with the associated severe market dislocation, there is an increased degree of uncertainty concerning key inputs into our financial cash flows, such as projections of mortgage interest rates, home prices, credit defaults, negative yields, prepayments, and interest rates, and we expect our models to face significant challenges in accurately forecasting these inputs. We are attempting to mitigate this increased risk by applying model overlays and adjustments, where deemed appropriate, but these adjustments have an element of subjectivity, and are based upon difficult and complex judgments. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these estimates could have a material impact on our condensed consolidated financial statements. For additional information on operational risk, see MD&A - Risk Management - Operational Risk.
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
We provide additional information, including product descriptions, investor presentations, securities issuance calendars, transactions volumes and details, redemption notices, Freddie Mac research, and material developments or other events that may be important to investors, in each case as applicable, on the websites for our business segments, which can be found at sf.freddiemac.com, mf.freddiemac.com, and www.freddiemac.com/capital-markets.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 1Q 2020 Form 10-Q	142

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
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 1Q 2020
We evaluated the changes in our internal control over financial reporting that occurred during 1Q 2020 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of March 31, 2020 that we have not remediated.
Given the structural nature of this material weakness, we believe it is likely that we will not remediate it while we are under conservatorship. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

■	FHFA has established the Division of Resolutions, which is intended to facilitate operation of the company with the oversight of the Conservator.

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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 1Q 2020 have been prepared in conformity with GAAP.

Freddie Mac 1Q 2020 Form 10-Q	143

Exhibit Index

Exhibit Index

Exhibit	Description*

4.1	Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 13, 2020

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Senior Vice President — Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Senior Vice President — Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac 1Q 2020 Form 10-Q	144

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ David M. Brickman
David M. Brickman
Chief Executive Officer
Date: April 30, 2020

By:	/s/ Donald F. Kish
Donald F. Kish
Senior Vice President - Corporate Controller, Principal Accounting Officer & Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 30, 2020

Freddie Mac 1Q 2020 Form 10-Q	145

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	71 - 139
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 69
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55 - 57
Item 4.	Controls and Procedures	143
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	140
Item 1A.	Risk Factors	140 - 142
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	142
Item 6.	Exhibits	142
Exhibit Index		144
Signatures		145

Freddie Mac 1Q 2020 Form 10-Q	146