Form 10-Q
period 2020-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2020-07-30
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 14, 2020, there were 650,059,292 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac 2Q 2020 Form 10-Q	i

Table of Contents

MD&A TABLE INDEX

Freddie Mac 2Q 2020 Form 10-Q	ii

Freddie Mac 2Q 2020 Form 10-Q	iii

Management's Discussion and Analysis	Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations, including the effects the COVID-19 pandemic and the actions taken in response may have on our liquidity, business activities, financial condition, and results of operations, and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the Forward-Looking Statements section of this Form 10-Q, the Other Information - Risk Factors section of our Form 10-Q for the quarter ended March 31, 2020 and the Business, Forward-Looking Statements, and Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2019, or 2019 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2019 Annual Report.
You should read the following MD&A in conjunction with our 2019 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2020 included in Financial Statements.
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
COVID-19 Pandemic Response Efforts
During 2Q 2020, the COVID-19 pandemic continued to evolve both globally and domestically with significant adverse effects on populations and economies. We remain focused on serving our mission and the crucial role we play in the U.S. housing finance system while supporting the health and safety of our communities, customers, and staff. We continue to actively monitor the situation and make decisions based on guidance from national, state, and local governments and public health authorities, including the U.S. Centers for Disease Control and Prevention (CDC).
Our business continuity plans have enabled us to continue fulfilling our mission while protecting our staff and community. Our senior leaders and Crisis Management Team (CMT), consisting of representatives from across the company, are meeting regularly, closely monitoring the situation, and providing frequent updates to our Board of Directors, our staff, and FHFA. While more than 95% of our staff continue to work remotely, our CMT has developed a framework focused on returning our staff to the office in a phased approach. The framework is predicated on several external and internal factors and will allow staff to return to the office in an organized manner, while not compromising their health, safety, and well-being. For example, we have implemented a number of measures that include daily temperature checks and required face coverings for all staff on-site. In addition, a number of new protocols have been established to adhere to best practices, including deep cleaning protocols, an upgraded air-filtration system, reduced touch points and foot traffic, and visitor restrictions. A number of facilities, such as cafeterias and fitness centers, will be unavailable in the early stages of re-entry.
Providing Assistance to Homeowners and Supporting the Single-Family Mortgage Market
We remain focused on making sure homeowners with Freddie Mac-owned mortgages who are directly or indirectly affected by the COVID-19 pandemic are able to stay in their homes during this challenging time. We have announced a number of mortgage-relief options for borrowers affected by the COVID-19 pandemic, including providing up to 12 months of mortgage forbearance during which a borrower’s payments are temporarily reduced or suspended. We have also established a foreclosure and eviction moratorium for homeowners with Freddie Mac-owned single-family mortgages, which FHFA recently instructed us to extend until at least August 31, 2020. In addition, we have introduced a number of temporary measures to help provide sellers with the clarity and flexibility to continue to lend in a prudent and responsible manner and to expedite loan closings and help keep homebuyers, sellers, and appraisers safe during the COVID-19 pandemic. We recently extended the

Freddie Mac 2Q 2020 Form 10-Q	1

Management's Discussion and Analysis	Introduction

application date window for these measures to August 31, 2020 and also expanded certain of these measures.
As of June 30, 2020, 3.75% of loans in our single-family credit guarantee portfolio, based on loan count, were delinquent and in forbearance. All information included in this Form 10-Q related to single-family loans in forbearance is based on information reported to us by our servicers. For the purpose of reporting delinquency rates, we report single-family loans in forbearance as delinquent during the forbearance period to the extent that payments are past due based on the loan's original contractual terms, irrespective of the forbearance agreement. Single-family servicers are not required to report forbearance information to us if the borrower continues to make payments during the forbearance period and remains in current status. As a result, our forbearance data is limited to loans in forbearance that are past due based on the loan’s original contractual terms and does not include loans that are in forbearance where borrowers have continued to make payments during the forbearance period and remain in current status. For this reason, our reported forbearance rates may be lower than single-family forbearance rates reported by other industry participants, which generally report forbearance rates that include all loans in forbearance, including loans where the borrower has continued to make payments during the forbearance period and remain in current status. Effective October 1, 2020, we are requiring servicers to report to us all alternatives to foreclosure, which include forbearance plans on all mortgages, including those that are not delinquent. For additional information on our support of the single-family mortgage market during the COVID-19 pandemic, see MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk.
Providing Assistance to Renters and Multifamily Borrowers and Supporting the Multifamily Mortgage Market
We have also provided support to the multifamily mortgage market, including by offering multifamily borrowers mortgage forbearance with the condition that they suspend all evictions during the forbearance period for renters unable to pay rent. Under our forbearance program, multifamily borrowers with a fully performing loan as of February 1, 2020 can defer their loan payments for up to 90 days by showing hardship as a consequence of the COVID-19 pandemic and by gaining lender approval. In June 2020, in coordination with FHFA, we announced several supplemental forbearance relief options to assist borrowers with a forbearance plan in place and who continue to be materially affected by the COVID-19 pandemic. These supplemental relief options extend most of the original tenant protections and provide increased flexibility to tenants, allowing the repayment of past due rent over time and not in a lump sum.
As of June 30, 2020, 2.43% of the loans in our multifamily mortgage portfolio, based on UPB, were in forbearance, approximately 83.5% of which are included in securitizations with credit enhancement provided by subordination. We report multifamily loans in forbearance as current as long as the borrower is in compliance with the forbearance agreement, including the agreed upon repayment plan. Loans in forbearance are therefore not included in our multifamily delinquency rates if the borrower is in compliance with the forbearance agreement. For additional information on our support of the multifamily mortgage market during the COVID-19 pandemic, see MD&A - Risk Management - Credit Risk - Multifamily Mortgage Credit Risk.
Business Outlook
We expect the COVID-19 pandemic to have an adverse effect on our business for the remainder of 2020 and into 2021, and perhaps beyond. The duration and continued severity of the COVID-19 pandemic will determine the extent of the effect on our business. The impact the pandemic has had on the economy is unprecedented, and as a result, our economic and business forecasts are more uncertain than usual, and there are significant downside risks.
The housing market, however, is one segment of the economy that has shown signs of recovery, with purchase applications increasing significantly since early 2Q 2020 and mortgage interest rates remaining at record lows. We expect the low mortgage rate environment, which led to a significant increase in mortgage refinance activity in the first half of 2020, to continue and result in high levels of mortgage refinance activity during the second half of 2020, before declining in 2021. However, due to the impact of the COVID-19 pandemic, we expect full-year home sales to fall in 2020 and then begin to rebound in 2021. While house prices increased at a solid pace during 1Q 2020, we expect full-year house price growth to slow in 2020 and 2021.
We also anticipate that supply and demand in the multifamily housing market will be affected over the next year or two due to the COVID-19 pandemic, which could flow through to multifamily fundamentals. The lack of ability to move and form new households, as well as economic uncertainty for renter households, will make it difficult to fill vacancies. As people sheltered in place, the number of lease renewals increased, partially offsetting the lack of new tenants moving in. We expect new completions to slow due to the COVID-19 pandemic, which should limit new supply. The multifamily sector entered the COVID-19 pandemic on solid ground, with below historical average vacancy rates and above average rent growth. The higher unemployment rate resulting from the COVID-19 pandemic will cause some renters to face financial hardships. Federal interventions from enhanced unemployment benefits and other forms of direct relief for the multifamily mortgage market helped lessen the impact of the COVID-19 pandemic on the multifamily sector in 2Q 2020. Many of those benefits are set to expire by the end of July, and without additional support, and if the unemployment rate remains elevated, there could be a greater impact to the multifamily sector in future periods. Multifamily delinquency rates could increase in the near term due to the effects of the COVID-19 pandemic. However, we currently do not expect to experience significant credit losses given our risk transfer business model. For additional information on market and macroeconomic indicators that can affect our business and financial results, see Market Conditions and Economic Indicators.

Freddie Mac 2Q 2020 Form 10-Q	2

Management's Discussion and Analysis	Introduction

Our allowance for credit losses increased significantly during YTD 2020, and we expect single-family serious delinquency rates and the volume of loss mitigation activity to remain elevated as a result of the COVID-19 pandemic and the forbearance programs we have announced. While we expect that the actions we have taken to support the mortgage markets as a result of the COVID-19 pandemic will improve borrower outcomes, these actions may not be as successful as we hope. In addition, we expect these actions may continue to negatively affect our financial condition and results of operations, perhaps significantly. The ultimate success of these programs will depend on the duration and severity of the economic downturn. In addition, our counterparty credit risk level has increased, particularly with respect to non-depository institutions and credit enhancement providers, as a result of financial strains and liquidity pressures on our counterparties due to the COVID-19 pandemic. For additional information, see MD&A - Risk Management - Credit Risk.
While we continued to successfully transfer multifamily credit risk throughout 2Q 2020, our single-family CRT issuance amounts declined significantly during 2Q 2020 due to the volatility in the CRT markets driven by the impact of the COVID-19 pandemic. However, single-family CRT markets recovered substantially by the end of 2Q 2020 and demonstrated an ability to support new issuances, and we successfully executed new single-family CRT offerings in early 3Q 2020. While CRT remains a critical component of our business strategy, and we intend to continue to pursue our existing CRT strategies under the current capital framework, it is uncertain if there will be adequate demand for our single-family CRT transactions during the COVID-19 pandemic and shortly thereafter based on its potential effect on mortgage performance.
Our debt funding needs may increase as we expect to advance significant amounts to cover principal and interest payments to security holders for loans in forbearance and to purchase delinquent loans from securities after borrowers exit forbearance plans. Therefore, our less liquid assets in our mortgage-related investments portfolio are likely to increase in future periods.
Business Results
Consolidated Financial Results

Net Revenues, Net Income, and Comprehensive Income

■
Comprehensive income was $1.9 billion for 2Q 2020, an increase of $0.1 billion, or 6%, from 2Q 2019, driven by higher net revenues, partially offset by higher expected credit losses due to the COVID-19 pandemic.

■	Net revenues increased $0.9 billion compared to 2Q 2019, primarily due to higher guarantee fee income and higher investment gains (losses), net.

Freddie Mac 2Q 2020 Form 10-Q	3

Management's Discussion and Analysis	Introduction

Total Equity

■	Total equity was $11.4 billion as of June 30, 2020, up from $9.1 billion as of December 31, 2019.

■
Pursuant to the September 2019 Letter Agreement, the liquidation preference of the senior preferred stock increased from $81.8 billion on March 31, 2020 to $82.2 billion on June 30, 2020 based on the $0.4 billion increase in our Net Worth Amount during 1Q 2020, and will increase to $84.1 billion on September 30, 2020 based on the $1.9 billion increase in our Net Worth Amount during 2Q 2020.

Housing Market Support

Housing Market Support
We support the U.S. housing market by executing our Charter Mission to ensure credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $253.5 billion in liquidity to the mortgage market in 2Q 2020, which enabled the financing of 1.0 million home purchases, refinancings, or rental units. Single-family refinance activity increased significantly during 2Q 2020, as borrowers took advantage of record low mortgage interest rates. In addition, multifamily new business activity increased during 2Q 2020, due to strong demand for multifamily loan products given the low interest-rate environment.

Freddie Mac 2Q 2020 Form 10-Q	4

Management's Discussion and Analysis	Introduction

Portfolio Balances

Guarantee Portfolio

Investments Portfolio

■
Our total guarantee portfolio grew $158 billion, or 7%, from June 30, 2019 to June 30, 2020, driven by a 7% increase in our single-family credit guarantee portfolio and a 13% increase in our multifamily guarantee portfolio.

●
The growth in our single-family credit guarantee portfolio continued in 2Q 2020 driven by an increase in U.S. single-family mortgage debt outstanding and a higher GSE share of the total market. Additionally, continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.

●
The growth in our multifamily guarantee portfolio also continued in 2Q 2020, primarily driven by strong loan purchase and securitization activity attributable to strong demand for multifamily loan products.

■
Our total investments portfolio at June 30, 2020 increased compared to June 30, 2019, primarily due to an increase in our other investments portfolio driven by higher near-term cash needs for a higher expected single-family cash loan purchase forecast, coupled with upcoming debt maturities and anticipated calls of other debt. In addition, our custodial trust account balance increased due to higher loan prepayments. In February 2019, FHFA directed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times.

Freddie Mac 2Q 2020 Form 10-Q	5

Management's Discussion and Analysis	Introduction

Credit Risk Transfer

Single-Family Credit Guarantee Portfolio with Credit Enhancement

Multifamily Mortgage Portfolio with Credit Enhancement

In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we have developed innovative CRT programs that distribute mortgage credit risk to third-party investors and have transformed our business model from one where we buy and hold credit risk to one where we buy and transfer a portion of such credit risk. Our programmatic offerings regularly transfer a portion of the credit risk primarily on recently acquired loans, with the percentage of our single-family credit guarantee portfolio and the percentage of our multifamily mortgage portfolio covered by credit enhancements at 54% and 87%, respectively, as of June 30, 2020. For additional information, see COVID-19 Pandemic Response Efforts - Business Outlook. See MD&A - Our Business Segments - Single-Family Guarantee - Products and Activities and MD&A - Our Business Segments - Multifamily - Products and Activities in our 2019 Annual Report for additional information on our credit enhancements.
FHFA Re-Proposed Capital Rule for the Enterprises

On May 20, 2020, FHFA issued a notice of proposed rulemaking for a new Enterprise Regulatory Capital Framework for Freddie Mac and Fannie Mae. This proposed rule is a re-proposal of the Enterprise Capital Rule published by FHFA in July 2018. FHFA is seeking comments on the re-proposed capital rule through August 31, 2020. The re-proposed capital rule, if adopted, would significantly increase our capital requirements and could affect our business strategies, perhaps significantly. For additional information regarding the re-proposed capital rule, see MD&A - Regulation and Supervision - Legislative and Regulatory Developments - FHFA Re-Proposed Capital Rule for the Enterprises.
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

Freddie Mac 2Q 2020 Form 10-Q	6

Management's Discussion and Analysis	Introduction

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
Draw Requests From and Dividend Payments to Treasury

At June 30, 2020, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. In addition, because our Net Worth Amount did not exceed the applicable Capital Reserve Amount of $20.0 billion, we did not declare or pay a dividend to Treasury on the senior preferred stock during the three months ended March 31, 2020 and June 30, 2020. The amount of available funding remaining under the Purchase Agreement was $140.2 billion at June 30, 2020 and will be reduced by any future draws.
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
Draw Requests From and Dividend Payments To Treasury

Freddie Mac 2Q 2020 Form 10-Q	7

Management's Discussion and Analysis	Market Conditions and Economic Indicators

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

■	Changes in the 3-month LIBOR rate affect the interest earned on our short-term investments and interest expense on our short-term funding.

■	SOFR is a benchmark rate for secured overnight dollar denominated financing identified by certain banking regulators and market participants as a potential replacement for LIBOR.

■	Interest rates continued to decline and remained at or near record lows during 2Q 2020.
Unemployment Rate and Monthly Net New Jobs

Source: U.S. Bureau of Labor Statistics.

■	Changes in the national unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.

■
In response to the COVID-19 pandemic, many state and local governments enacted measures designed to curb the spread of COVID-19 that have severely curtailed economic activity and significantly increased unemployment levels, which may take an extended period of time to recover.

Freddie Mac 2Q 2020 Form 10-Q	8

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Single-Family Housing and Mortgage Market Conditions

Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.

U.S. Single-Family Mortgage Originations
Source: Inside Mortgage Finance.

■
Changes in house prices affect the amount of equity that borrowers have in their homes. Borrowers with less equity typically have higher delinquency rates. As house prices decline, the severity of losses we incur on defaulted loans that we hold or guarantee increases because the amount we can recover from the property securing the loan decreases.

■
Single-family house prices increased 1.2% during 2Q 2020, compared to an increase of 2.5% during 2Q 2019. We expect full-year house price growth to slow in 2020 and 2021. The full effect of the COVID-19 pandemic on house prices is uncertain and dependent on the pandemic's economic impact and the pace of economic recovery.

■
For full-year 2020, we expect a decline in U.S. single-family home purchase volume, while the low mortgage interest rate environment has led to a significant increase in refinance originations. Freddie Mac's single-family loan purchase volumes generally follow a similar trend.

■
U.S. single-family mortgage origination volume increased to $865 billion in 2Q 2020 from $555 billion in 2Q 2019, driven by higher refinance volume as a result of lower average mortgage interest rates in recent quarters.

■	We expect the low mortgage rate environment to continue and result in high levels of refinance activity during the second half of 2020, before declining in 2021.

Freddie Mac 2Q 2020 Form 10-Q	9

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Multifamily Housing and Mortgage Market Conditions

Source: Reis.
Apartment Completions and Net Absorption
Source: Reis. 2Q 2020 net absorption data is not yet available.

■
Completions in 2Q 2020 totaled nearly 24,000 units, one of the lowest levels over the past several years, due to the COVID-19 pandemic slowing construction. Despite low absorptions, the vacancy rate remained unchanged from 1Q 2020 at 4.8% nationally. This rate is below the long-term average vacancy rate of 5.4% dating back to 2000, but it is anticipated to rise as COVID-19 relief programs expire.

■
Effective rent (i.e., the average rent paid by the tenant over the term of the lease, adjusted for concessions by the landlord and costs borne by the tenant) decreased by 0.4% in 2Q 2020, the first decline since 2009. Annual rents increased 1.5% but are expected to decline given the weakening macroeconomy and labor market.

■
Both supply and demand for rental housing will be affected over the next year or two due to the COVID-19 pandemic, which will flow through to multifamily fundamentals. The lack of ability to move and form new households, as well as economic uncertainty for renter households, will make it difficult to fill vacancies. As people sheltered in place, the number of lease renewals increased, partially offsetting the lack of new tenants moving in. Also, new completions are expected to slow, which should limit new supply.

■
The multifamily sector entered the COVID-19 pandemic on solid ground, with below historical average vacancy rates and above average rent growth. The higher unemployment rate will cause some tenants to face financial hardships. Federal interventions from enhanced unemployment benefits and other forms of direct relief helped lessen the impact of the COVID-19 pandemic on the multifamily sector in the second quarter of 2020. However, as many of those benefits are set to expire by the end of July 2020, without additional support, and if the unemployment rate remains elevated, there could be a greater impact to the multifamily sector in future periods.

Freddie Mac 2Q 2020 Form 10-Q	10

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Mortgage Debt Outstanding

Single-Family Mortgage Debt Outstanding
Source: Federal Reserve Financial Accounts of the United States of America.

Multifamily Mortgage Debt Outstanding Source: Federal Reserve Financial Accounts of the United States of America. 2Q 2020 U.S. multifamily mortgage debt outstanding data is not yet available.

■
During 2Q 2020, the single-family mortgage market grew primarily driven by house price appreciation. However, the length and severity of the economic downturn caused by the COVID-19 pandemic, and its impact on the housing market, is subject to significant uncertainty.

■
Up until March 2020, multifamily market fundamentals were driven by a healthy job market, population growth, high propensity to rent among young adults, and rising single-family house prices. Since then, the effects of the COVID-19 pandemic have slowed the economy significantly, which we believe could negatively affect the multifamily mortgage market during the remainder of 2020.

Freddie Mac 2Q 2020 Form 10-Q	11

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Delinquency Rates

Source: National Delinquency Survey from the Mortgage Bankers Association. 2Q 2020 total mortgage market rate is not yet available.
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs), American Council of Life Insurers (ACLI). The 2Q 2020 delinquency rates for FDIC insured institutions and ACLI investment bulletin are not yet available.

■	Our single-family serious delinquency rates are based on the number of loans in our single-family guarantee portfolio that are past due as reported to us by our servicers.

■
We report single-family loans in forbearance as delinquent during the forbearance period to the extent that payments are past due based on the loan's original contractual terms, irrespective of the forbearance agreement.

■
Our single-family serious delinquency rate was higher as of June 30, 2020 compared to June 30, 2019 driven by an increase in loans in forbearance due to the COVID-19 pandemic. However, 52% of the seriously delinquent loans at June 30, 2020 were covered by credit enhancements designed to reduce our credit risk exposure.

■	We expect our single-family serious delinquency rate to remain elevated as a result of the COVID-19 pandemic and the forbearance programs we are offering in response.

■
Our 2Q 2020 multifamily delinquency rate remained low compared to other market participants, ending the quarter at 10 basis points, primarily due to our prior-approval underwriting approach. We report multifamily loans in forbearance as current as long as the borrower is in compliance with the forbearance agreement, including the agreed upon repayment plan. Loans in forbearance are therefore not included in our multifamily delinquency rates if the borrower is in compliance with the forbearance agreement. See Risk Management - Credit Risk - Multifamily Mortgage Credit Risk for additional information on our delinquency and forbearance rates.

■
Multifamily delinquency rates could increase in the near term due to the effects of the COVID-19 pandemic. However, we currently do not expect to experience significant credit losses given our risk transfer business model.

Freddie Mac 2Q 2020 Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations

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
Table 1 - Summary of Condensed Consolidated Statements of Comprehensive Income (Loss)

			Change				Change
(Dollars in millions)	2Q 2020	2Q 2019	$	%	YTD 2020	YTD 2019	$	%
Net interest income	$2,876	$2,927	($51)	(2)%	$5,661	$6,080	($419)	(7)%
Guarantee fee income	469	280	189	68	846	570	276	48
Investment gains (losses), net	670	(138)	808	586	(165)	(651)	486	75
Other income (loss)	134	143	(9)	(6)	229	126	103	82
Net revenues	4,149	3,212	937	29	6,571	6,125	446	7
Benefit (provision) for credit losses	(705)	160	(865)	(541)	(1,938)	295	(2,233)	(757)
Credit enhancement expense	(233)	(177)	(56)	(32)	(464)	(339)	(125)	(37)
Expected credit enhancement recoveries	221	38	183	482	688	42	646	1,538
REO operations expense	(14)	(81)	67	83	(99)	(114)	15	13
Credit-related expense	(731)	(60)	(671)	(1,118)	(1,813)	(116)	(1,697)	(1,463)
Administrative expense	(601)	(619)	18	3	(1,188)	(1,197)	9	1
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(442)	(399)	(43)	(11)	(874)	(789)	(85)	(11)
Other expense	(140)	(236)	96	41	(243)	(360)	117	33
Operating expense	(1,183)	(1,254)	71	6	(2,305)	(2,346)	41	2
Income (loss) before income tax (expense) benefit	2,235	1,898	337	18	2,453	3,663	(1,210)	(33)
Income tax (expense) benefit	(458)	(392)	(66)	(17)	(503)	(750)	247	33
Net income (loss)	1,777	1,506	271	18	1,950	2,913	(963)	(33)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	161	320	(159)	(50)	610	578	32	6
Comprehensive income (loss)	$1,938	$1,826	$112	6%	$2,560	$3,491	($931)	(27)%

Freddie Mac 2Q 2020 Form 10-Q	13

Management's Discussion and Analysis	Consolidated Results of Operations

Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	2Q 2020	2Q 2019	$	%	YTD 2020	YTD 2019	$	%
Guarantee portfolio net interest income:
Contractual net interest income	$1,054	$904	$150	17%	$2,179	$1,808	$371	21%
Net interest income related to the Temporary Payroll Tax Cut Continuation Act of 2011	454	389	65	17	883	767	116	15
Amortization	748	475	273	57	1,300	957	343	36
Total guarantee portfolio net interest income	2,256	1,768	488	28	4,362	3,532	830	23
Investments portfolio net interest income:
Contractual net interest income	1,460	1,603	(143)	(9)	2,893	3,139	(246)	(8)
Amortization	(178)	(142)	(36)	(25)	(342)	(270)	(72)	(27)
Interest expense related to CRT debt	(187)	(289)	102	35	(427)	(576)	149	26
Total investments portfolio net interest income	1,095	1,172	(77)	(7)	2,124	2,293	(169)	(7)
Income (expense) from hedge accounting	(475)	(13)	(462)	(3,554)	(825)	255	(1,080)	(424)
Net interest income	$2,876	$2,927	($51)	(2)%	$5,661	$6,080	($419)	(7)%
Key Drivers:

■	Guarantee portfolio contractual net interest income

●	2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019 - Increased primarily due to a higher contractual guarantee fee rate coupled with the continued growth of the core single-family loan portfolio.

■	Guarantee portfolio amortization

●	2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019 - Increased primarily due to income from upfront fees due to an increase in the liquidation rate, partially offset by higher loan premium amortization.

■	Investments portfolio contractual net interest income

●
2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019 - Decreased primarily due to the lower interest rate environment, coupled with a change in our investment mix as the other investments portfolio represented a larger percentage of our total investments portfolio.

■	Investments portfolio amortization

●
2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019 - Expense increased primarily due to the change in our investment mix as the other investments portfolio represented a larger percentage of our total investments portfolio.

■	Interest expense related to CRT debt

●	2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019 - Decreased primarily due to a decline in volume as we no longer issue STACR debt notes on a regular basis.

■	Income (expense) from hedge accounting

●
2Q 2020 vs. 2Q 2019 - Expense increased primarily due to amortization of hedge accounting related basis adjustments, partially offset by a favorable earnings mismatch and higher income related to accruals of periodic cash settlements on derivatives in hedging relationships.

●
YTD 2020 vs. YTD 2019 - Shifted to expense primarily due to amortization of hedge accounting related basis adjustments and an unfavorable earnings mismatch, partially offset by higher income related to accruals of periodic cash settlements on derivatives in hedging relationships.

Freddie Mac 2Q 2020 Form 10-Q	14

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The tables below present an analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	2Q 2020			2Q 2019
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$18,656	$3	0.06%	$8,406	$46	2.16%
Securities purchased under agreements to resell	95,243	30	0.13	55,731	350	2.52
Secured lending	4,574	20	1.83	2,325	24	4.09
Mortgage-related securities:
Mortgage-related securities	115,903	1,225	4.23	133,551	1,472	4.41
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(72,835)	(672)	(3.69)	(87,156)	(909)	(4.17)
Total mortgage-related securities, net	43,068	553	5.14	46,395	563	4.85
Non-mortgage-related securities	31,632	84	1.05	20,928	121	2.31
Loans held by consolidated trusts(1)	1,992,498	14,260	2.86	1,868,648	16,377	3.51
Loans held by Freddie Mac(1)	88,112	766	3.48	86,716	981	4.53
Total interest-earning assets	2,273,783	15,716	2.76	2,089,149	18,462	3.53
Interest-bearing liabilities:
Debt securities of consolidated trusts including those held by Freddie Mac	2,024,487	(12,647)	(2.50)	1,894,064	(14,605)	(3.08)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(72,836)	672	3.69	(87,156)	909	4.17
Total debt securities of consolidated trusts held by third parties	1,951,651	(11,975)	(2.45)	1,806,908	(13,696)	(3.03)
Other debt:
Short-term debt	101,989	(130)	(0.51)	78,057	(484)	(2.46)
Long-term debt	195,573	(735)	(1.50)	198,009	(1,355)	(2.73)
Total other debt	297,562	(865)	(1.16)	276,066	(1,839)	(2.65)
Total interest-bearing liabilities	2,249,213	(12,840)	(2.28)	2,082,974	(15,535)	(2.98)
Impact of net non-interest-bearing funding	24,570	—	0.02	6,175	—	0.01
Total funding of interest-earning assets	2,273,783	(12,840)	(2.26)	2,089,149	(15,535)	(2.97)
Net interest income/yield		$2,876	0.50%		$2,927	0.56%

(1)
Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $1.2 billion and $749 million for loans held by consolidated trusts and $20 million and $23 million for loans held by Freddie Mac during 2Q 2020 and 2Q 2019, respectively.

Freddie Mac 2Q 2020 Form 10-Q	15

Management's Discussion and Analysis	Consolidated Results of Operations

	YTD 2020			YTD 2019
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$15,444	$24	0.31%	$7,756	$84	2.15%
Securities purchased under agreements to resell	83,767	291	0.69	51,478	647	2.51
Secured lending	4,127	46	2.22	1,946	40	4.09
Mortgage-related securities:
Mortgage-related securities	123,312	2,583	4.19	133,738	2,933	4.39
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(79,278)	(1,501)	(3.79)	(85,933)	(1,804)	(4.20)
Total mortgage-related securities, net	44,034	1,082	4.92	47,805	1,129	4.72
Non-mortgage-related securities	30,124	207	1.37	20,168	244	2.42
Loans held by consolidated trusts(1)	1,978,555	30,117	3.04	1,858,254	33,354	3.59
Loans held by Freddie Mac(1)	83,259	1,541	3.70	87,934	1,950	4.44
Total interest-earning assets	2,239,310	33,308	2.97	2,075,341	37,448	3.61
Interest-bearing liabilities:
Debt securities of consolidated trusts including those held by Freddie Mac	2,005,837	(26,923)	(2.68)	1,882,956	(29,481)	(3.13)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(79,278)	1,501	3.79	(85,933)	1,804	4.20
Total debt securities of consolidated trusts held by third parties	1,926,559	(25,422)	(2.64)	1,797,023	(27,677)	(3.08)
Other debt:
Short-term debt	110,605	(560)	(1.00)	74,125	(920)	(2.47)
Long-term debt	183,022	(1,665)	(1.81)	198,973	(2,771)	(2.78)
Total other debt	293,627	(2,225)	(1.51)	273,098	(3,691)	(2.70)
Total interest-bearing liabilities	2,220,186	(27,647)	(2.49)	2,070,121	(31,368)	(3.03)
Impact of net non-interest-bearing funding	19,124	—	0.02	5,220	—	0.01
Total funding of interest-earning assets	2,239,310	(27,647)	(2.47)	2,075,341	(31,368)	(3.02)
Net interest income/yield		$5,661	0.50%		$6,080	0.59%

(1)
Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $2.0 billion and $1.3 billion for loans held by consolidated trusts and $41 million and $39 million for loans held by Freddie Mac during YTD 2020 and YTD 2019, respectively.

Guarantee Fee Income

The table below presents the components of guarantee fee income.
Table 4 - Components of Guarantee Fee Income

			Change				Change
(Dollars in millions)	2Q 2020	2Q 2019	$	%	YTD 2020	YTD 2019	$	%
Contractual guarantee fees	$245	$222	$23	10%	$485	$439	$46	10%
Guarantee obligation amortization	254	195	59	30	474	387	87	22
Guarantee asset fair value changes	(30)	(137)	107	78	(113)	(256)	143	56
Guarantee fee income	$469	$280	$189	68%	$846	$570	$276	48%
Key Drivers:

■
2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019 - Increased primarily driven by lower fair value losses on our multifamily guarantee asset coupled with continued growth in our multifamily guarantee portfolio.

Freddie Mac 2Q 2020 Form 10-Q	16

Management's Discussion and Analysis	Consolidated Results of Operations

Investment Gains (Losses), Net

The table below presents the components of investment gains (losses), net.
Table 5 - Components of Investment Gains (Losses), Net

			Change				Change
(Dollars in millions)	2Q 2020	2Q 2019	$	%	YTD 2020	YTD 2019	$	%
Mortgage loans gains (losses)	$1,046	$1,544	($498)	(32)%	$2,218	$2,478	($260)	(10)%
Investment securities gains (losses)	65	358	(293)	(82)	1,120	502	618	123
Debt gains (losses)	60	49	11	22	760	64	696	1,088
Derivative gains (losses)	(501)	(2,089)	1,588	76	(4,263)	(3,695)	(568)	(15)
Investment gains (losses), net	$670	($138)	$808	586%	($165)	($651)	$486	75%
Mortgage Loans Gains (Losses)

The table below presents the components of mortgage loans gains (losses).
Table 6 - Components of Mortgage Loans Gains (Losses)

			Change				Change
(Dollars in millions)	2Q 2020	2Q 2019	$	%	YTD 2020	YTD 2019	$	%
Gains (losses) on certain multifamily loan purchase commitments	$650	$613	$37	6%	$1,182	$1,003	$179	18%
Gains (losses) on mortgage loans:
Single-family	103	453	(350)	(77)	81	656	(575)	(88)
Multifamily	293	478	(185)	(39)	955	819	136	17
Total gains (losses) on mortgage loans	396	931	(535)	(57)	1,036	1,475	(439)	(30)
Mortgage loans gains (losses)	$1,046	$1,544	($498)	(32)%	$2,218	$2,478	($260)	(10)%
Key Drivers:

■
2Q 2020 vs. 2Q 2019 - Decreased primarily due to a lower volume of sales of single-family held-for-sale loans and lower interest rate-related fair value gains, partially offset by gains due to higher quoted spreads in our multifamily business resulting in higher margins on new loan commitments, as well as spread tightening on multifamily loans and commitments.

■
YTD 2020 vs. YTD 2019 - Decreased primarily due to spread widening on multifamily loans and commitments, a lower volume of sales of single-family held-for-sale loans, and lower-of-cost-or-fair-value losses on single-family held-for-sale loans, partially offset by gains due to higher quoted spreads in our multifamily business resulting in higher margins on new loan commitments.

Investment Securities Gains (Losses)

The table below presents the components of investment securities gains (losses).
Table 7 - Components of Investment Securities Gains (Losses)

			Change				Change
(Dollars in millions)	2Q 2020	2Q 2019	$	%	YTD 2020	YTD 2019	$	%
Realized gains (losses) on sales of available-for-sale securities	$7	$33	($26)	(79)%	$17	$67	($50)	(75)%
Realized and unrealized gains (losses) on trading securities	84	358	(274)	(77)	1,153	497	656	132
Other	(26)	(33)	7	21	(50)	(62)	12	19
Investment securities gains (losses)	$65	$358	($293)	(82)%	$1,120	$502	$618	123%

Freddie Mac 2Q 2020 Form 10-Q	17

Management's Discussion and Analysis	Consolidated Results of Operations

Key Drivers:

■	2Q 2020 vs. 2Q 2019 - Decreased primarily due to lower gains on trading securities as long-term interest rates declined less in 2Q 2020 compared to 2Q 2019.

■
YTD 2020 vs. YTD 2019 - Increased primarily due to higher gains on trading securities from the decline in long-term interest rates as a result of the significant market volatility caused by the COVID-19 pandemic.

Debt Gains (Losses)

The table below presents the components of debt gains (losses).
Table 8 - Components of Debt Gains (Losses)

			Change				Change
(Dollars in millions)	2Q 2020	2Q 2019	$	%	YTD 2020	YTD 2019	$	%
Fair value changes:
Debt securities of consolidated trusts	($1)	($2)	$1	50%	$3	($4)	$7	175%
Other debt	(69)	69	(138)	(200)	479	67	412	615
Total fair value changes	(70)	67	(137)	(204)	482	63	419	665
Gains (losses) on extinguishment of debt:
Debt securities of consolidated trusts	35	(42)	77	183	39	(49)	88	180
Other debt	95	24	71	296	239	50	189	378
Total gains (losses) on extinguishment of debt	130	(18)	148	822	278	1	277	27,700
Debt gains (losses)	$60	$49	$11	22%	$760	$64	$696	1,088%
Key Drivers:

■
2Q 2020 vs. 2Q 2019 - Remained relatively flat as gains on extinguishments of debt were mostly offset by fair value losses as a result of spread tightening on STACR debt notes for which we elected the fair value option.

■
YTD 2020 vs. YTD 2019 - Increased primarily due to fair value gains on STACR debt notes for which we elected the fair value option as a result of spread widening caused by the significant market volatility related to the COVID-19 pandemic, coupled with an increase in gains on extinguishments of debt due to an increase in call volume.

Derivative Gains (Losses)

The table below presents the components of derivative gains (losses).
Table 9 - Components of Derivative Gains (Losses)

			Change				Change
(Dollars in millions)	2Q 2020	2Q 2019	$	%	YTD 2020	YTD 2019	$	%
Fair value changes:
Interest-rate swaps	$1,000	($1,709)	$2,709	159%	($3,863)	($2,756)	($1,107)	(40)%
Option-based derivatives	(705)	648	(1,353)	(209)	3,517	461	3,056	663
Futures	(120)	(779)	659	85	(2,448)	(1,021)	(1,427)	(140)
Commitments	(396)	(216)	(180)	(83)	(1,122)	(312)	(810)	(260)
CRT-related derivatives	43	2	41	2,050	121	1	120	12,000
Other	6	7	(1)	(14)	37	28	9	32
Total fair value changes	(172)	(2,047)	1,875	92	(3,758)	(3,599)	(159)	(4)
Accrual of periodic cash settlements	(329)	(42)	(287)	(683)	(505)	(96)	(409)	(426)
Derivative gains (losses)	($501)	($2,089)	$1,588	76%	($4,263)	($3,695)	($568)	(15)%
Key Drivers:

■
2Q 2020 vs. 2Q 2019 - Long-term interest rates declined less in 2Q 2020 compared to 2Q 2019 which resulted in lower fair value losses on pay-fixed interest rate swaps and futures, as well as on certain option-based derivatives, partially offset by lower fair value gains on receive-fixed swaps.

Freddie Mac 2Q 2020 Form 10-Q	18

Management's Discussion and Analysis	Consolidated Results of Operations

■
YTD 2020 vs. YTD 2019 - The decline in long-term interest rates during YTD 2020 resulted in higher fair value losses on pay-fixed interest rate swaps, forward commitments to issue mortgage-related securities, and futures, partially offset by fair value gains on receive-fixed swaps and certain option-based derivatives. These interest rate-related derivative losses offset the interest rate-related gains on our mortgage loans and investment securities.

Credit-Related Expense
Benefit (Provision) for Credit Losses

Our provision for credit losses relates primarily to single-family loans held-for-investment and can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted house prices and interest rates, borrower prepayments and delinquency rates, events such as natural disasters or pandemics, the type and volume of our loss mitigation and foreclosure activity, government assistance provided to borrowers, and redesignation of loans between held-for-investment and held-for-sale. Our estimate of expected credit losses is particularly sensitive to changes in forecasted house price growth rates, which affect both the probability and severity of expected credit losses, and changes in forecasted interest rates, as lower (higher) interest rates typically result in higher (lower) expected prepayments and a shorter (longer) estimated loan life, and therefore lower (higher) expected credit losses. See Critical Accounting Policies and Estimates for additional information.
The table below presents the components of benefit (provision) for credit losses.
Table 10 - Components of Benefit (Provision) for Credit Losses

			Change				Change
(Dollars in millions)	2Q 2020	2Q 2019	$	%	YTD 2020	YTD 2019	$	%
Benefit (provision) for credit losses:
Single-family	($624)	$161	($785)	(488)%	($1,790)	$297	($2,087)	(703)%
Multifamily	(81)	(1)	(80)	(8,000)	(148)	(2)	(146)	(7,300)
Benefit (provision) for credit losses	($705)	$160	($865)	(541)%	($1,938)	$295	($2,233)	(757)%
Key Drivers:

■	Single-family

●
2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019 - Shifted to a provision primarily due to higher expected credit losses as a result of the negative economic effects of the COVID-19 pandemic. The higher expected credit losses during YTD 2020 were primarily driven by the following factors:

–
Expected credit losses related to COVID-19 relief programs - Our provision for credit losses in YTD 2020 required significant management judgment to estimate the impact of COVID-19-related forbearance and relief programs on our expected credit losses. These judgments included estimates of the number of loans that will receive forbearance, the likely exit paths for loans in forbearance, and the number of loans where forbearance will be unsuccessful and the borrower will ultimately default. These factors resulted in a significant increase in our provision for credit losses for YTD 2020, with the majority of the increase occurring in 1Q 2020. In total, we have increased our allowance for credit losses for single-family mortgage loans held-for-investment by $2.1 billion as a result of the forbearance plans related to the COVID-19 pandemic.

–
Changes in forecasted house price growth rates - The overall effect of forecasted house price changes on our provision for credit losses for YTD 2020 was relatively minor, with an increase in provision in 1Q 2020 being largely offset by the improvement in 2Q 2020.

–
Declines in forecasted interest rates - The effect of the significant declines in mortgage interest rates during YTD 2020 partially offset the increase in the provision for credit losses as a result of the COVID-19 pandemic.

■	Multifamily

●	2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019 - Increase in provision due to higher expected credit losses as a result of the negative economic effects of the COVID-19 pandemic.
The decline in economic activity caused by the COVID-19 pandemic, and the corresponding government response, is unprecedented, and as a result, our estimate of expected credit losses is subject to significant uncertainty. See MD&A - Risk Management - Credit Risk for additional information.

Freddie Mac 2Q 2020 Form 10-Q	19

Management's Discussion and Analysis	Consolidated Results of Operations

Credit Enhancement Expense

Key Drivers:

■	2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019 - Increased primarily due to higher outstanding volumes of CRT transactions.
Expected Credit Enhancement Recoveries

Key Drivers:

■
2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019 - Increase in expected recoveries from freestanding credit enhancements as a result of the corresponding increase in expected credit losses due to the COVID-19 pandemic.

Other Comprehensive Income (Loss)
Key Drivers:

■
2Q 2020 vs. 2Q 2019 - Decrease of $0.2 billion primarily driven by lower fair value gains on available-for-sale securities due to a smaller decline in long-term interest rates in 2Q 2020 compared to 2Q 2019.

■	YTD 2020 vs. YTD 2019 - Remained relatively flat.

Freddie Mac 2Q 2020 Form 10-Q	20

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

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
Table 11 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	June 30, 2020	December 31, 2019	$	%
Assets:
Cash and cash equivalents	$7,605	$5,189	$2,416	47%
Securities purchased under agreements to resell	100,525	56,271	44,254	79
Subtotal	108,130	61,460	46,670	76
Investment securities, at fair value	77,902	75,711	2,191	3
Mortgage loans, net	2,100,640	2,020,200	80,440	4
Accrued interest receivable, net	7,132	6,848	284	4
Derivative assets, net	1,402	844	558	66
Deferred tax assets, net	5,698	5,918	(220)	(4)
Other assets	34,751	22,799	11,952	52
Total assets	$2,335,655	$2,193,780	$141,875	6%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,246	$6,559	($313)	(5)%
Debt	2,308,301	2,169,685	138,616	6
Derivative liabilities, net	839	372	467	126
Other liabilities	8,827	8,042	785	10
Total liabilities	2,324,213	2,184,658	139,555	6
Total equity	11,442	9,122	2,320	25
Total liabilities and equity	$2,335,655	$2,193,780	$141,875	6%
Key Drivers:
As of June 30, 2020 compared to December 31, 2019:

■
Cash and cash equivalents and securities purchased under agreements to resell increased on a combined basis primarily due to higher near-term cash needs for upcoming debt maturities and anticipated calls of other debt and a higher expected single-family cash loan purchase forecast. In addition, our custodial trust account balance increased due to higher loan prepayments.

■ Derivative assets, net and derivative liabilities, net increased primarily due to significant changes in the fair value of forward commitments to purchase and sell mortgage loans and mortgage-related securities.
■ Other assets increased primarily due to higher servicer receivables driven by an increase in mortgage loan payoffs reported but not yet remitted at the end of 2Q 2020.

Freddie Mac 2Q 2020 Form 10-Q	21

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

OUR BUSINESS SEGMENTS
We have three reportable segments, which are based on the way we manage our business.

■	Single-Family Guarantee - Reflects results from our purchase, securitization, and guarantee of single-family loans and the management of single-family mortgage credit risk.

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
Segment Comprehensive Income (Loss)

The graph below shows our comprehensive income (loss) by segment.
(In millions)

Freddie Mac 2Q 2020 Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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

Number of Families Helped to Own a Home

(In thousands)

2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019

■	Our loan purchase and guarantee activity increased, primarily due to higher refinance activity driven by the declining average mortgage interest rates in recent quarters.

■
The average guarantee fee rate charged on new acquisitions increased, primarily due to an increase in contractual guarantee fees and an enhancement in our estimation methodology related to recognition of buy-up fees in 2Q 2019.

■
Home sales fell in 2Q 2020 as a result of the COVID-19 pandemic. The housing market, however, has shown signs of recovery, with purchase applications increasing significantly since early 2Q 2020 and mortgage rates at record lows. The low mortgage rate environment, which led to a significant increase in mortgage refinance activity in the first half of 2020, is expected to continue and result in high levels of mortgage refinance activity for full-year 2020, before declining in 2021. However, due to the impact of the COVID-19 pandemic, we expect full-year home sales to fall in 2020 and then begin to rebound in 2021. While house prices increased at a solid pace during 1Q 2020, full-year house price growth is expected to slow in 2020 and 2021.

Freddie Mac 2Q 2020 Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio Single-Family Loans
(UPB in billions) (Loan count in millions)

■
The single-family credit guarantee portfolio increased at an annualized rate of approximately 7% between December 31, 2019 and June 30, 2020, driven by an increase in U.S. single-family mortgage debt outstanding and a higher GSE share of the total market. Additionally, continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.

■
As we continued to purchase new loans, our core single-family loan portfolio grew to 87% of the single-family credit guarantee portfolio at June 30, 2020, compared to 85% at December 31, 2019. Our legacy and relief refinance single-family loan portfolio, which generally has a lower credit profile, continued to run off, declining to 13% of the single-family credit guarantee portfolio at June 30, 2020, compared to 15% at December 31, 2019.

■
The average portfolio Segment Earnings guarantee fee rate was 50 basis points, 39 basis points, 46 basis points, and 37 basis points during 2Q 2020, 2Q 2019, YTD 2020, and YTD 2019, respectively (all excluding the legislated 10 basis point increase in guarantee fees). The rate increased in the 2020 periods due to an increase in the recognition of upfront fees, partially offset by the amortization of hedge accounting related basis adjustments, driven by a higher prepayment rate and an increase in contractual guarantee fees as older vintages were replaced by acquisitions of new loans with higher contractual guarantee fees.

Freddie Mac 2Q 2020 Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

CRT Activities

We transfer credit risk on a portion of our single-family credit guarantee portfolio to the private market, which reduces the risk of future losses to us and taxpayers when borrowers go into default. The graphs below show the issuance amounts associated with CRT transactions for loans in our single-family credit guarantee portfolio.
CRT Issuance Protected UPB CRT Issuance Maximum Coverage
(In billions) (In billions)

■
During 2Q 2020, 2Q 2019, YTD 2020, and YTD 2019, 63%, 72%, 66%, and 70% respectively, of our single-family acquisitions were loans in the targeted population for our CRT transactions (primarily 30-year fixed rate loans with LTV ratios between 60% and 97%).

■
Our CRT issuance amounts declined significantly during 2Q 2020 due to the volatility in the CRT markets driven by the impact of the COVID-19 pandemic. However, single-family CRT markets recovered substantially by the end of 2Q 2020 and demonstrated an ability to support new issuances, and we successfully executed new single-family CRT offerings in early 3Q 2020. While CRT remains a critical component of our business strategy, and we intend to continue to pursue our existing CRT strategies under the current capital framework, it is uncertain if there will be adequate demand for our single-family CRT transactions during the pandemic and shortly thereafter based on the potential impacts on mortgage performance.

■
In May 2020, FHFA released its re-proposed Enterprise Capital Rule for comment. The re-proposed capital rule, if adopted, would significantly change the impact of CRT transactions on our required capital by limiting the capital reduction resulting from such transactions. For additional information, see MD&A - Introduction - COVID-19 Pandemic Response Efforts.

■
We are continually evaluating our CRT strategy, and we make changes depending on market conditions, including the significant market volatility caused by the COVID-19 pandemic, and our business strategy. See Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our CRT activities and other credit enhancements.

Freddie Mac 2Q 2020 Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

We require our servicers to first evaluate seriously delinquent loans for home retention options such as forbearance agreements, repayment plans, and loan modifications. When a seriously delinquent single-family loan cannot be resolved through an economically sensible home retention option, we typically seek to pursue a foreclosure alternative, such as a short sale or a deed in lieu of foreclosure, or sale of the seriously delinquent loan.
The following graph provides details about our completed single-family loan workout activities. The forbearance data below is limited to loans in forbearance that are past due based on the loan’s original contractual terms.

Completed Loan Workout Activity

(UPB in billions, number of loan workouts in thousands)

■
Completed loan workout activity includes modifications, successfully completed forbearance plans, successfully completed repayment agreements, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes trial period modifications, and forbearance and repayment plans that have been initiated but not completed. There were approximately 4,000 loans in a trial modification period, 426,000 forbearance agreements, and 2,000 repayment plans that have been initiated but not completed as of June 30, 2020.

■
Pursuant to FHFA guidance and the CARES Act, we offer mortgage relief options for borrowers affected by the COVID-19 pandemic. Among other things, we are offering forbearance of up to 12 months to single-family borrowers experiencing a financial hardship, either directly or indirectly, related to COVID-19. We expect the volume of our loss mitigation activities related to the effects of the pandemic to remain elevated over the next several quarters as a result of the actions we take to support the mortgage market. For additional information on our responses to the pandemic, see MD&A - Introduction - COVID-19 Pandemic Response Efforts.

■	2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019 - Our loan workout activity increased significantly primarily driven by the increase in completed forbearance agreements related to the COVID-19 pandemic.

Freddie Mac 2Q 2020 Form 10-Q	26

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Single-family Guarantee segment.
Table 12 - Single-Family Guarantee Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2020	2Q 2019	$	%	YTD 2020	YTD 2019	$	%
Guarantee fee income	$2,528	$1,875	$653	35%	$4,621	$3,510	$1,111	32%
Investment gains (losses), net	21	256	(235)	(92)	458	262	196	75
Other income (loss)	(83)	58	(141)	(243)	(68)	170	(238)	(140)
Net revenues	2,466	2,189	277	13	5,011	3,942	1,069	27
Benefit (provision) for credit losses	(752)	88	(840)	(955)	(1,974)	159	(2,133)	(1,342)
Credit enhancement expense	(399)	(349)	(50)	(14)	(810)	(669)	(141)	(21)
Expected credit enhancement recoveries	219	38	181	476	658	42	616	1,467
REO operations expense	(14)	(86)	72	84	(101)	(124)	23	19
Credit-related expense	(946)	(309)	(637)	(206)	(2,227)	(592)	(1,635)	(276)
Administrative expense	(379)	(400)	21	5	(751)	(774)	23	3
Other expense	(195)	(277)	82	30	(346)	(445)	99	22
Operating expense	(574)	(677)	103	15	(1,097)	(1,219)	122	10
Segment Earnings (Losses) before income tax (expense) benefit	946	1,203	(257)	(21)	1,687	2,131	(444)	(21)
Income tax (expense) benefit	(193)	(248)	55	22	(346)	(436)	90	21
Segment Earnings (Losses), net of taxes	753	955	(202)	(21)	1,341	1,695	(354)	(21)
Total other comprehensive income (loss), net of tax	(2)	(2)	—	—	(4)	(6)	2	33
Total comprehensive income (loss)	$751	$953	($202)	(21)%	$1,337	$1,689	($352)	(21)%
Key Business Drivers:
■ 2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019

●
Higher guarantee fee income primarily due to increased upfront fee amortization income, partially offset by the amortization of hedge accounting related basis adjustments, driven by higher prepayments and a higher contractual guarantee fee rate.

●
Lower investment gains in 2Q 2020 primarily due to a lower volume of sales of held-for-sale loans. However, investment gains increased during YTD 2020 primarily due to higher gains on STACR debt notes and ACIS, for which we have elected the fair value option, driven by significant widening of market spreads due to the COVID-19 pandemic, partially offset by higher lower-of-cost-or-fair-value losses related to held-for-sale loans.

●
Other income (loss) shifted to a loss primarily due to higher non-cash premium/discount amortization expense driven by timing differences between liquidations of the loans and liquidations of the securities backed by these loans.

●	Benefit (provision) for credit losses shifted to a provision primarily due to higher expected credit losses as a result of the COVID-19 pandemic.

●	Credit enhancement expense increased primarily due to higher outstanding cumulative volumes of CRT transactions.

●	Expected credit enhancement recoveries increased primarily due to a corresponding increase in expected credit losses as a result of the COVID-19 pandemic.

Freddie Mac 2Q 2020 Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Multifamily

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

●	As of June 30, 2020, the total cumulative new business activity counting toward the cap was $47.6 billion. Approximately 40% of this activity was mission-driven, affordable housing.

■	New business activity increased in 2Q 2020 compared to 2Q 2019 due to strong demand for multifamily loan products given the low interest-rate environment.

■
Outstanding commitments, including index lock commitments and commitments to purchase or guarantee multifamily assets were $18.0 billion and $24.2 billion as of June 30, 2020 and June 30, 2019, respectively. The decline in the outstanding commitment balance was primarily driven by a temporary decline in multifamily acquisition activity due to the initial market uncertainty caused by the pandemic.

■
The portion of our new mortgage loan purchase activity that was classified as held-for-sale and intended for our securitization pipeline decreased to 84% in 2Q 2020 from 92% in 2Q 2019. This was due to an increase in the issuance of fully guaranteed securitizations as we continued to refine the disposition path for certain loan products. The purchase activity in 2Q 2020, combined with market demand for our securities, will be a driver for our primary securitizations in the second half of 2020.

Freddie Mac 2Q 2020 Form 10-Q	28

Management's Discussion and Analysis	Our Business Segments | Multifamily

Securitization, Guarantee, and Risk Transfer Activities

Securitization and Guarantee Activities
(UPB in billions)

■
Total securitization UPB decreased during 2Q 2020 and YTD 2020 compared to 2Q 2019 and YTD 2019, primarily due to a lower held-for-sale loan portfolio available for securitization during the first half of 2020.

■	Approximately 86% and 92% of total securitization UPB related to our primary securitizations during 2Q 2020 and 2Q 2019, respectively.

■
The average guarantee fee rate on new guarantees increased during YTD 2020 compared to YTD 2019, primarily driven by a higher volume of fully guaranteed securitizations, which typically have higher guarantee fee rates than our primary securitizations with subordination. Additionally, we increased the guarantee fee rate on certain K Certificate securitizations in which we decreased the level of subordination. The lower subordination levels of these securitizations is still expected to absorb the majority of expected and stress credit losses.

■	We further reduced our risk exposure through loan sales to whole loan funds of $0.2 billion and $0.5 billion in UPB during 2Q 2020 and 2Q 2019, respectively.
We continually evaluate our risk transfer strategy and make changes depending on market conditions and our business strategy. See Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our multifamily mortgage portfolio.

Freddie Mac 2Q 2020 Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio and Market Support

The following table summarizes our multifamily portfolio and our support of the multifamily market by UPB.
Table 13 - Multifamily Portfolio and Market Support

(Dollars in millions)	June 30, 2020	December 31, 2019
Guarantee portfolio:
Primary securitizations	$247,221	$240,134
Other securitizations	22,182	20,205
Other mortgage-related guarantees	11,149	10,514
Total guarantee portfolio	280,552	270,853
Mortgage-related investments portfolio:
Unsecuritized mortgage loans held-for-sale	21,873	18,954
Unsecuritized mortgage loans held-for-investment	11,039	10,831
Mortgage-related securities(1)	4,797	5,889
Total mortgage-related investments portfolio	37,709	35,674
Other investments(2)	2,829	2,945
Total multifamily portfolio	321,090	309,472
Add: Unguaranteed securities(3)	41,182	40,666
Less: Acquired mortgage-related securities(4)	(4,660)	(5,709)
Total multifamily market support	$357,612	$344,429
Total units financed	4,370,534	4,305,480

(1)	Includes mortgage-related securities acquired by us from our securitizations.

(2)	Includes the carrying value of LIHTC investments and the UPB of non-mortgage loans, including financing provided to whole loan funds.

(3)	Reflects the UPB of unguaranteed securities issued as part of our securitizations and amounts related to loans sold to whole loan funds that were not financed by Freddie Mac.

(4)
Reflects the UPB of mortgage-related securities that were both issued as part of our securitizations and acquired by us. This UPB must be removed from the mortgage-related securities balance to avoid double-counting the exposure, as it is already reflected within the guarantee portfolio or unguaranteed securities.

■
Our total multifamily portfolio increased during 2Q 2020 primarily due to our strong loan purchase and securitization activity. Despite the impact of the COVID-19 pandemic, we expect continued growth in our total portfolio as purchase and securitization activities should outpace run off.

■	At June 30, 2020, approximately 74% of our held-for-sale loans were fixed-rate, while the remaining 26% were floating-rate.

■
As of June 30, 2020, we had cumulatively transferred the large majority of expected and stress credit risk on the multifamily guarantee portfolio primarily through subordination in our securitizations. In addition, nearly all of our securitization activities shifted substantially all of the interest-rate and liquidity risk associated with the underlying collateral away from Freddie Mac to third-party investors.

■
We earn guarantee fees in exchange for providing our guarantee of some or all of the securities we issue as part of our securitizations. The average guarantee fee rate that we earn on our guarantee portfolio was 37 basis points, and the average remaining guarantee term was eight years, as of both June 30, 2020 and December 31, 2019. While we expect to earn future guarantee fees at the average guarantee fee rate over the average remaining guarantee term, the actual amount earned will depend on the performance of the underlying collateral subject to our financial guarantee.

Freddie Mac 2Q 2020 Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield

Net Interest Yield & Average Investment Portfolio Balance
(Weighted average balance in billions)

■	2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019

●
Net interest yield decreased in 2Q 2020 due to a decrease in prepayment income. Net interest yield increased during YTD 2020 primarily due to lower funding costs and higher yields on interest-only securities.

●
The weighted average investment portfolio balance of interest-earning assets was lower during the 2020 periods compared to the 2019 periods due to a decrease in held-for-sale loans and mortgage-related securities.

Freddie Mac 2Q 2020 Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Multifamily

K Certificate Benchmark Spreads and Unrealized Spread-Related Fair Value Gains (Losses) on Loans and Commitments

Quarterly Ending K Certificate Benchmark Spreads
(In bps)

Unrealized Spread-Related Fair Value Gains (Losses)
(In millions)

■
The valuations of held-for-sale loans and loan purchase commitments for which we have elected the fair value option are affected by both changes in the K Certificate benchmark spreads and deal specific attributes. As the K Certificate benchmark spreads change, we recognize fair value gains/(losses), which contribute to our earnings volatility. These fair value adjustments are considered unrealized and subject to further spread movements until the asset is securitized or otherwise disposed of and the fair value changes are realized. Spread tightening generally results in fair value gains, while spread widening generally results in fair value losses.

■	K Certificate benchmark spreads tightened during 2Q 2020, resulting in spread-related fair value gains on our held-for-sale loans and commitments and mortgage-related securities.

Freddie Mac 2Q 2020 Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Multifamily segment.
Table 14 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2020	2Q 2019	$	%	YTD 2020	YTD 2019	$	%
Net interest income	$228	$266	($38)	(14)%	$497	$513	($16)	(3)%
Guarantee fee income	442	293	149	51	855	580	275	47
Investment gains (losses), net	761	27	734	2,719	(90)	1	(91)	(9,100)
Other income (loss)	51	28	23	82	88	57	31	54
Net revenues	1,482	614	868	141	1,350	1,151	199	17
Credit-related expense	(84)	(4)	(80)	(2,000)	(127)	(9)	(118)	(1,311)
Administrative expense	(124)	(120)	(4)	(3)	(244)	(232)	(12)	(5)
Other expense	(9)	(7)	(2)	(29)	(14)	(13)	(1)	(8)
Operating expense	(133)	(127)	(6)	(5)	(258)	(245)	(13)	(5)
Segment Earnings (Losses) before income tax benefit (expense)	1,265	483	782	162	965	897	68	8
Income tax (expense) benefit	(260)	(100)	(160)	(160)	(198)	(184)	(14)	(8)
Segment Earnings (Losses), net of taxes	1,005	383	622	162	767	713	54	8
Total other comprehensive income (loss), net of tax	58	57	1	2	122	122	—	—
Total comprehensive income (loss)	$1,063	$440	$623	142%	$889	$835	$54	6%
Key Business Drivers:

■	2Q 2020 vs. 2Q 2019

●
Decrease in net interest income due to a decline in our weighted average portfolio balance of interest-earning assets and a decline in prepayment income, partially offset by higher yields on interest-only securities.

●	Increase in guarantee fee income driven by lower fair value losses on our guarantee asset coupled with continued growth in our multifamily guarantee portfolio.

●
Increase in investment gains (net of other comprehensive income) primarily due to higher quoted spreads resulting in higher margins on new loan commitments and fair value gains due to spread tightening.

■	YTD 2020 vs. YTD 2019

●
Decrease in net interest income due to a decline in our weighted average portfolio balance of interest-earning assets partially offset by higher yields on interest-only securities and lower funding costs.

●	Increase in guarantee fee income driven by lower fair value losses on our guarantee asset coupled with continued growth in our multifamily guarantee portfolio.

●
Decrease in investment gains (net of other comprehensive income) primarily driven by spread-related fair value losses on our held-for-sale loans and commitments and mortgage-related securities due to spread widening, partially offset by higher quoted spreads resulting in higher margins on new loan commitments.

●	Increase in credit-related expense due to higher expected credit losses as a result of the negative economic effects of the COVID-19 pandemic.

Freddie Mac 2Q 2020 Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Capital Markets
Business Results

The graphs and related discussion below present the business results of our Capital Markets segment.
Investing Activity

The following graphs present the Capital Markets segment's total investments portfolio and the composition of its mortgage investments portfolio by liquidity category.
Investments Portfolio

Mortgage Investments Portfolio

■
The balance of our mortgage investments portfolio decreased by $21.6 billion from December 31, 2019 to June 30, 2020 primarily due to sales of agency securities to support our significantly higher single-family loan purchase volume. See Conservatorship and Related Matters - Managing Our Mortgage-Related Investments Portfolio for additional details.

■
The balance of our other investments portfolio increased by 51.9% due to higher near-term cash needs as of June 30, 2020 compared to December 31, 2019 primarily due to a higher expected single-family cash loan purchase forecast, coupled with upcoming debt maturities and anticipated calls of other debt. In addition, our custodial trust account balance increased due to higher loan prepayments.

■
Our less liquid assets decreased by $2.9 billion from December 31, 2019 to June 30, 2020 primarily due to repayments, sales, and securitizations. Our less liquid assets are likely to increase in future periods as we will likely purchase a higher amount of delinquent and modified loans from securities after borrowers exit forbearance plans.

■
We continue to participate in transactions that support the development of SOFR as an alternative rate to LIBOR. These transactions may include investment in and issuance of SOFR indexed floating-rate debt securities and securitizations and execution of SOFR indexed derivatives. We plan to cease purchasing LIBOR indexed floating-rate loans by the end of 2020 and will begin to phase out the issuance of LIBOR indexed floating-rate securitizations starting in 4Q 2020.

Freddie Mac 2Q 2020 Form 10-Q	34

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balances
(Weighted average balance in billions)

■	2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019

●
Net interest yield decreased 95 basis points and 73 basis points in 2Q 2020 compared to 2Q 2019 and YTD 2020 compared to YTD 2019, respectively, primarily due to higher liquidation rates resulting in an increase in amortization expense and additional expense due to payments to security holders of the full monthly coupon rate when loans pay off mid-month. In addition, our custodial trust account balance increased due to higher prepayments and earned a minimal yield due to historically low interest rates.

●
Net interest yield for the Capital Markets segment is not affected by our hedge accounting programs due to reclassifications made for Segment Earnings. See Note 13 in our 2019 Annual Report for more information.

Freddie Mac 2Q 2020 Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Capital Markets segment.
Table 15 - Capital Markets Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2020	2Q 2019	$	%	YTD 2020	YTD 2019	$	%
Net interest income	$152	$747	($595)	(80)%	$661	$1,505	($844)	(56)%
Investment gains (losses), net	206	(259)	465	180	(221)	(295)	74	25
Other income (loss)	(234)	(172)	(62)	(36)	(435)	(378)	(57)	(15)
Net revenues	124	316	(192)	(61)	5	832	(827)	(99)
Administrative expense	(98)	(99)	1	1	(193)	(191)	(2)	(1)
Other expense	(2)	(5)	3	60	(11)	(6)	(5)	(83)
Operating expense	(100)	(104)	4	4	(204)	(197)	(7)	(4)
Segment Earnings (Losses) before income tax (expense) benefit	24	212	(188)	(89)	(199)	635	(834)	(131)
Income tax (expense) benefit	(5)	(44)	39	89	41	(130)	171	132
Segment Earnings (Losses), net of taxes	19	168	(149)	(89)	(158)	505	(663)	(131)
Total other comprehensive income (loss), net of tax	105	265	(160)	(60)	492	462	30	6
Total comprehensive income (loss)	$124	$433	($309)	(71)%	$334	$967	($633)	(65)%
The portion of total comprehensive income (loss) driven by interest rate-related and market spread-related fair value changes, after-tax, is presented in the table below. These amounts affect various line items in the table above, including investment gains (losses), net, income tax expense, and total other comprehensive income (loss), net of tax.
Table 16 - Capital Markets Segment Interest Rate-Related and Market Spread-Related Fair Value Changes, Net of Tax

			Change				Change
(Dollars in billions)	2Q 2020	2Q 2019	$	%	YTD 2020	YTD 2019	$	%
Interest rate-related	$0.2	($0.2)	$0.4	200%	$0.5	($0.1)	$0.6	600%
Market spread-related	0.2	0.1	0.1	100	(0.1)	0.1	(0.2)	(200)
Key Drivers:

■	2Q 2020 vs. 2Q 2019 and YTD 2020 vs. YTD 2019

●
Net interest income decreased primarily due to higher liquidation rates resulting in an increase in amortization expense and additional expense due to payments to security holders of the full monthly coupon rate when loans pay off mid-month. In addition, our custodial trust account balance increased due to higher prepayments and earned a minimal yield due to historically low interest rates.

●
Increase in investment gains (losses), net primarily due to interest rate-related fair value gains coupled with active management of our debt funding costs as long-term interest rates further declined during the 2020 periods as a result of market volatility caused by the COVID-19 pandemic. The decrease in long-term interest rates resulted in fair value gains on many of our investments in securities (some of which are recorded in other comprehensive income) partially offset by derivative losses and amortization expense from previously deferred fair value hedge accounting basis adjustments related to hedging company-wide interest-rate risk. See Risk Management - Market Risk for additional information on the effect of market-related items on our comprehensive income.

Freddie Mac 2Q 2020 Form 10-Q	36

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
Risk is an inherent part of our business activities. We are exposed to the following key types of risk: credit risk, operational risk, market risk, liquidity risk, strategic risk, and reputation risk.
For more discussion of these and other risks facing our business and our enterprise risk framework, see MD&A - Liquidity and Capital Resources in this Form 10-Q, Other Information - Risk Factors in our Form 10-Q for the quarter ended March 31, 2020, and Risk Factors, MD&A - Risk Management, and MD&A - Liquidity and Capital Resources in our 2019 Annual Report. See below for updates since our 2019 Annual Report.
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
Single-Family Mortgage Credit Risk

Maintaining Prudent Underwriting Standards and Quality Control Practices and Managing Seller/Servicer Performance

Loan Purchase Credit Characteristics
The credit quality of our single-family loan purchases remained strong during the 2020 periods by historical standards. We continually monitor and evaluate market conditions that could affect the credit quality of our single-family loan purchases. We have announced temporary changes in our underwriting standards due to the COVID-19 pandemic, which may affect the expected performance of loans purchased while these changes are in effect.
In March and May 2020, we introduced a number of temporary measures to help provide sellers with the clarity and flexibility to continue to lend in a prudent and responsible manner during the COVID-19 pandemic. The application date windows for these measures have been extended to August 31, 2020. These temporary measures include:

■	Allowing flexibility in demonstrating a borrower's current employment status or the existence of a borrower's business;

■	Establishing underwriting restrictions applicable to a borrower's accounts containing stocks, stock options, and mutual funds due to current market volatility;

■
Requiring income and asset documentation, including that associated with self-employed borrowers, to be dated closer to the loan closing date in order to ensure the most up-to-date information is being used to support the borrower's ability to repay;

■	Providing additional document requirements and guidance for borrowers whose income is derived from self-employment;

■	Requiring mortgages to be sold to Freddie Mac within six months of the note date; and

■	Verifying that any mortgage that a borrower has is current or is brought current via reinstatement or by making at least three consecutive timely payments under a loss mitigation program.
In March and April 2020, we announced loan processing flexibilities to expedite loan closings and help keep homebuyers, sellers, and appraisers safe during the COVID-19 pandemic. These flexibilities have also been extended to August 31, 2020. They include:

Freddie Mac 2Q 2020 Form 10-Q	37

Management's Discussion and Analysis	Risk Management

■	Allowing desktop appraisals or exterior-only inspection appraisals for certain purchase transactions;

■	Allowing exterior-only appraisals for certain no cash-out refinances;

■	Allowing desktop appraisals on new construction properties (purchase transactions);

■	Allowing flexibility on demonstrating that construction has been completed;

■	Allowing flexibility for borrowers to provide documentation (rather than requiring an inspection) to allow renovation disbursements (draws);

■	Offering flexibility in condominium project reviews; and

■	Expanding the use of powers of attorney and remote online notarizations.
Additionally, we announced in April 2020 that we would temporarily purchase certain single-family mortgage loans that have entered into forbearance as a result of borrower hardship caused by the COVID-19 pandemic to help provide liquidity to the mortgage market and allow originators to keep lending. The purchases of such loans have been insignificant. For additional information on these temporary changes, see MD&A - Introduction - COVID-19 Pandemic Response Efforts.
The graphs below show the credit profile of the single-family loans we purchased or guaranteed.
Weighted Average Original LTV Ratio

Weighted Average Original Credit Score (1)
(1) Original credit score is based on three credit bureaus (Equifax, Experian, and xxxTransUnion).
The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 17 - Single-Family New Business Activity

	2Q 2020		2Q 2019		YTD 2020		YTD 2019
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
30-year or more amortizing fixed-rate	$182,193	78%	$89,915	88%	$296,444	80%	$151,093	88%
20-year amortizing fixed-rate	11,328	5	2,442	2	17,425	5	3,883	2
15-year amortizing fixed-rate	36,371	16	7,977	8	53,771	14	13,577	8
Adjustable-rate	1,932	1	1,713	2	2,581	1	3,530	2
FHA/VA and other governmental	46	—	29	—	75	—	54	—
Total	$231,870	100%	$102,076	100%	$370,296	100%	$172,137	100%

Percentage of purchases
DTI ratio > 45%		10%		14%		12%		15%
Property type:
Detached single-family houses		63		59		63		59
Townhouse		30		32		30		32
Condominium or co-op		7		9		7		9
Occupancy type:
Primary residence		94		91		93		91
Second home		3		4		3		4
Investment property		3		5		4		5
Loan purpose:
Purchase		26		64		31		64
Cash-out refinance		18		18		19		19
Other refinance		56		18		50		17

Freddie Mac 2Q 2020 Form 10-Q	38

Management's Discussion and Analysis	Risk Management

Transferring Credit Risk to Third-Party Investors

To reduce our credit risk exposure, we engage in various credit enhancement arrangements, which include CRT transactions and other credit enhancements.
Single-Family Credit Guarantee Portfolio CRT Issuance
The tables below provide the issuance amounts during the applicable periods, including the protected UPB and maximum coverage by loss position, associated with CRT transactions for loans in our single-family credit guarantee portfolio. We have enhanced our methodology to identify UPB with more than one type of CRT activity and, as a result, certain prior period amounts have been revised to conform to the current period presentation. The COVID-19 pandemic has caused significant volatility in the single-family CRT markets. As a result, our CRT issuance amounts declined significantly during 2Q 2020. See MD&A - Introduction - COVID-19 Pandemic Response Efforts - Business Outlook for additional information.
Table 18 - Single-Family Credit Guarantee Portfolio CRT Issuance

	Issuance 2Q 2020				Issuance 2Q 2019
	Protected UPB(1)	Maximum Coverage(2)			Protected UPB(1)	Maximum Coverage(2)
(In millions)	Total	First Loss(3)	Mezzanine	Total	Total	First Loss(3)	Mezzanine	Total
STACR	$17,682	$174	$404	$578	$25,286	$419	$617	$1,036
Insurance/reinsurance	35,439	140	236	376	45,413	245	427	672
Subordination	—	—	—	—	3,105	220	303	523
Lender risk-sharing	246	188	—	188	7,858	211	241	452
Less: UPB with more than one type of CRT activity	(52,748)	(174)	(404)	(578)	(39,986)	—	—	—
Total CRT Activities	$619	$328	$236	$564	$41,676	$1,095	$1,588	$2,683

	Issuance YTD 2020				Issuance YTD 2019
	Protected UPB(1)	Maximum Coverage(2)			Protected UPB(1)	Maximum Coverage(2)
(In millions)	Total	First Loss(3)	Mezzanine	Total	Total	First Loss(3)	Mezzanine	Total
STACR	$150,253	$1,214	$3,071	$4,285	$100,135	$1,001	$2,277	$3,278
Insurance/reinsurance	133,197	361	869	1,230	110,643	520	1,038	1,558
Subordination	1,688	118	59	177	5,008	335	382	717
Lender risk-sharing	6,453	390	189	579	11,918	211	369	580
Less: UPB with more than one type of CRT activity	(150,253)	(174)	(404)	(578)	(94,353)	(60)	(220)	(280)
Total CRT Activities	$141,338	$1,909	$3,784	$5,693	$133,351	$2,007	$3,846	$5,853

(1)
For STACR and certain insurance/reinsurance transactions (e.g., ACIS), represents the UPB of the assets included in the reference pool of the transactions. For other insurance/reinsurance transactions, represents the UPB of the assets covered by the insurance policy. For subordination, represents the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities.

(2)
For STACR transactions, represents the balance held by third parties at issuance. For insurance/reinsurance transactions, represents the aggregate limit of insurance purchased from third parties at issuance. For subordination, represents the UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.

(3)	First loss includes the most subordinate securities (i.e., B tranches) in our STACR Trust notes and their equivalent in ACIS and other CRT transactions.

Freddie Mac 2Q 2020 Form 10-Q	39

Management's Discussion and Analysis	Risk Management

Single-Family Credit Guarantee Portfolio Credit Enhancement Coverage Outstanding
The tables below provide information on the total protected UPB and maximum coverage associated with credit enhanced loans in our single-family credit guarantee portfolio as of June 30, 2020 and December 31, 2019.
Table 19 - Single-Family Credit Guarantee Portfolio Credit Enhancement Coverage Outstanding

	Outstanding as of June 30, 2020
	Protected UPB(1)	Percentage of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
(Dollars in millions)	Total	Total	First Loss(3)	Mezzanine	Total
Primary mortgage insurance	$426,954	21%	$108,100	$—	$108,100
STACR	826,699	40	7,084	17,794	24,878
Insurance/reinsurance	843,713	41	2,810	6,757	9,567
Subordination	40,483	2	2,705	2,656	5,361
Lender risk-sharing	11,731	1	5,137	191	5,328
Other	761	—	756	—	756
Less: UPB with multiple CRT and/or other credit enhancements	(1,047,706)	(51)	—	—	—
Single-family credit guarantee portfolio with credit enhancement	1,102,635	54	126,592	27,398	153,990
Single-family credit guarantee portfolio without credit enhancement	958,150	46	—	—	—
Total	$2,060,785	100%	$126,592	$27,398	$153,990

	Outstanding as of December 31, 2019
	Protected UPB(1)	Percentage of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
(Dollars in millions)	Total	Total	First Loss(3)	Mezzanine	Total
Primary mortgage insurance	$421,870	21%	$107,690	$—	$107,690
STACR	824,359	41	5,874	19,238	25,112
Insurance/reinsurance	863,149	43	2,483	7,674	10,157
Subordination	44,941	2	2,608	2,791	5,399
Lender risk-sharing	24,078	1	5,077	580	5,657
Other	1,056	—	1,051	—	1,051
Less: UPB with multiple CRT and/or other credit enhancements	(1,058,402)	(52)	—	—	—
Single-family credit guarantee portfolio with credit enhancement	1,121,051	56	124,783	30,283	155,066
Single-family credit guarantee portfolio without credit enhancement	873,398	44	—	—	—
Total	$1,994,449	100%	$124,783	$30,283	$155,066

(1)
For STACR and certain insurance/reinsurance transactions (e.g., ACIS), represents the UPB of the assets included in the reference pool of the transactions. For other insurance/reinsurance transactions, represents the UPB of the assets covered by the insurance policy. For subordination, represents the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities.

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
We had outstanding maximum coverage of $154.0 billion and $155.1 billion on our single-family credit guarantee portfolio as of June 30, 2020 and December 31, 2019, respectively. CRT transactions provided 29.3% and 29.8% of the outstanding maximum coverage on those dates.

Freddie Mac 2Q 2020 Form 10-Q	40

Management's Discussion and Analysis	Risk Management

Credit Enhancement Coverage Characteristics
The table below provides information on the credit-enhanced and non-credit-enhanced loans in our single-family credit guarantee portfolio. The credit-enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit protection.
Table 20 - Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Credit Guarantee Portfolio

	June 30, 2020		December 31, 2019
(Percentage of portfolio based on UPB)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
Credit-enhanced
Primary mortgage insurance	21%	3.39%	21%	0.79%
Other	44	2.81	55	0.40
Non-credit-enhanced	48	2.16	45	0.70
Total	N/A	2.48	N/A	0.63
The table below provides information on the amount of credit enhancement coverage by year of origination associated with loans in our single-family credit guarantee portfolio.
Table 21 - Credit Enhancement Coverage by Year of Origination

	June 30, 2020		December 31, 2019
(Dollars in millions)	UPB(1)	Percentage of UPB with Credit Enhancement	UPB(1)	Percentage of UPB with Credit Enhancement
Year of Loan Origination
2020	$306,696	24%	N/A	N/A
2019	377,076	54	$383,003	40%
2018	167,888	81	221,712	81
2017	199,993	77	242,605	77
2016	242,357	70	277,762	71
2015 and prior	766,347	43	869,043	44
Total	$2,060,357	52	$1,994,125	55

(1)	Excludes loans underlying certain securitization products for which loan-level data is not available.
Credit Enhancement Expenses and Recoveries
The recognition of expenses and expected recoveries associated with credit enhancements in our condensed consolidated financial statements depends on the type of credit enhancement. See our 2019 Annual Report for more information. See Note 6 for additional information on our credit enhancements. The table below contains details on the expenses and recoveries associated with our single-family credit enhancements.
Table 22 - Details of Single-Family Credit Enhancement Expenses and Recoveries

(In millions)	2Q 2020	2Q 2019	YTD 2020	YTD 2019
Credit enhancement expenses:(1)
Credit enhancement expense	($230)	($175)	($455)	($332)
Interest expense related to CRT debt	(182)	(277)	(414)	(552)
Estimated reinvestment income from proceeds of CRT debt issuance	13	103	59	215
Single-family credit enhancement expenses	(399)	(349)	(810)	(669)
Single-family expected credit enhancement recoveries	219	38	658	42

(1)	Excludes fair value gains and losses on CRT derivatives and CRT debt recorded at fair value. See MD&A - Consolidated Results of Operations for additional information on these items.
Our single-family freestanding credit enhancement expected recovery receivable was $1.0 billion and $0.1 billion as of June 30, 2020 and December 31, 2019, respectively.
Impact of CRT Transactions on Conservatorship Capital
We use FHFA's risk-based CCF guidelines to determine the amount of total conservatorship capital needed for our single-family credit guarantee portfolio. We reduce the amount of conservatorship capital needed for credit risk by shifting the risk of

Freddie Mac 2Q 2020 Form 10-Q	41

Management's Discussion and Analysis	Risk Management

credit losses from Freddie Mac to third-party investors through our CRT transactions, primarily our STACR and ACIS transactions. In May 2020, FHFA released its re-proposed Enterprise Capital Rule for comment. The re-proposed capital rule, if adopted, would significantly change the impact of CRT transactions on our required capital by limiting the capital reduction resulting from such transactions and would materially increase the amount of capital required for loans covered by CRT transactions. The table below presents information on the impact of certain CRT transactions on the amount of capital needed for credit risk (conservatorship credit capital) pursuant to the existing CCF in effect during the period presented. For more information on the CCF, see Liquidity and Capital Resources - Capital Resources - Conservatorship Capital Framework.
Table 23 - Reduction in Conservatorship Credit Capital(1) as a Result of Certain CRT Transactions

	June 30, 2020			December 31, 2019
(Dollars in billions)	Single-Family Credit Guarantee Portfolio	Single-Family Credit Guarantee Portfolio - Covered by Certain CRT Transactions	Single-Family Credit Guarantee Portfolio - Other	Single-Family Credit Guarantee Portfolio	Single-Family Credit Guarantee Portfolio - Covered by Certain CRT Transactions	Single-Family Credit Guarantee Portfolio - Other
Conservatorship credit capital prior to CRT(2)	$33.0	$16.3	$16.7	$32.0	$16.1	$15.9
Conservatorship credit capital reduced by CRT(3)	(12.6)	(12.6)	—	(11.8)	(11.8)	—
Conservatorship credit capital needed after CRT	$20.4	$3.7	$16.7	$20.2	$4.3	$15.9
Reduction in conservatorship credit capital (%)(4)	38.2%	77.3%	—%	36.9%	73.3%	—%
UPB	$2,061	$917	$1,144	$1,994	$945	$1,049
% of portfolio	100%	44%	56%	100%	47%	53%

(1)
Conservatorship credit capital figures for each period are based on the CCF in effect during the period. The CCF in effect as of June 30, 2020 was largely unchanged from the CCF as of December 31, 2019. The conservatorship credit capital figures as of June 30, 2020 are preliminary and subject to change until official submission to FHFA. The conservatorship credit capital figures as of December 31, 2019 have been revised to conform to the official submission to FHFA.

(2)
Represents the total conservatorship credit capital prior to CRT on the outstanding balance of our single-family credit guarantee portfolio as of June 30, 2020 and December 31, 2019 based on prescribed CCF guidelines.

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
Loans in COVID-19 Related Forbearance Plans
Pursuant to FHFA guidance and the CARES Act, we offer mortgage relief options for borrowers affected by the
COVID-19 pandemic. Among other things, we are offering forbearance of up to 12 months to single-family borrowers experiencing a financial hardship, either directly or indirectly, related to COVID-19. The CARES Act requires our servicers to report to credit bureaus that loans in mortgage relief programs, such as forbearance plans, repayment plans, and loan modification programs, are current as long as the loans were current prior to entering into the mortgage relief programs and the borrowers remain in compliance with the programs. This credit reporting requirement applies to all mortgage relief programs entered into between January 31, 2020 and July 25, 2020.
For the purpose of reporting delinquency rates, we report single-family loans in forbearance as delinquent during the forbearance period to the extent that payments are past due based on the loan's original contractual terms, irrespective of the forbearance agreement. Single-family servicers are not required to report forbearance information to us if the borrower continues to make payments during the forbearance period and remains in current status. As a result, our forbearance data is limited to loans in forbearance that are past due based on the loan’s original contractual terms and does not include loans that are in forbearance where borrowers have continued to make payments during the forbearance period and remain in current status. For this reason, our reported forbearance rates may be lower than single-family forbearance rates reported by other industry participants, which generally report forbearance rates that include all loans in forbearance, including loans where the borrower has continued to make payments during the forbearance period and remain in current status. Effective October 1, 2020, we are requiring servicers to report to us all alternatives to foreclosure, which include forbearance plans on all mortgages, including those that are not delinquent.

Freddie Mac 2Q 2020 Form 10-Q	42

Management's Discussion and Analysis	Risk Management

Allowance for Credit Losses
Upon the adoption of CECL on January 1, 2020, we recognized an increase to the opening balance of the allowance for credit losses on single-family loans classified as held-for-investment. Under CECL, we recognize an allowance for credit losses before a loss event has been incurred, which results in earlier recognition of credit losses compared to the previous incurred loss impairment methodology. Under CECL, we estimate the allowance for credit losses for loans on a pooled basis using a discounted cash flow model that evaluates a variety of factors to estimate the cash flows we expect to collect. The discounted cash flow model forecasts cash flows over the loan’s remaining contractual life, adjusted for expectations of prepayments and TDRs we reasonably expect will occur, and using our historical experience, adjusted for current and future economic forecasts. These projections require significant management judgment and we face uncertainties and risks related to the models we use for financial accounting and reporting purposes. In particular, the length and severity of the economic downturn caused by the COVID-19 pandemic and its impact on house prices and the housing market, the number of borrowers that require assistance under the COVID-19 forbearance programs we are offering, and the ultimate success of those programs in resolving borrower hardships are all subject to significant uncertainty and may have a material effect on our allowance for credit losses in future periods.
For further information on our accounting policies and methods for estimating our allowance for credit losses and related management judgments, see Critical Accounting Policies and Estimates.
The table below summarizes our single-family allowance for credit losses activity.
Table 24 - Single-Family Allowance for Credit Losses Activity

(Dollar in millions)	2Q 2020	2Q 2019	YTD 2020	YTD 2019
Beginning balance(1)	$6,347	$5,582	$5,233	$6,176
(Benefit) provision for credit losses	623	(161)	1,789	(297)
Charge-offs	(121)	(244)	(285)	(849)
Recoveries collected	36	128	124	234
Other	31	21	55	62
Ending balance	$6,916	$5,326	$6,916	$5,326

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$6,482	$5,280
Advances of pre-foreclosure costs	323	N/A
Accrued interest receivable	57	N/A
Off-balance-sheet credit exposures	54	46
Total	$6,916	$5,326

As a percentage of our single-family credit guarantee portfolio	0.34%	0.27%

(1)	Includes transition adjustments recognized upon the adoption of CECL on January 1, 2020. See Note 1 for more information on transition adjustments.
Credit Losses and Recoveries
The table below contains certain credit performance metrics for our single-family credit guarantee portfolio.
Table 25 - Single-Family Credit Guarantee Portfolio Credit Performance Metrics

(Dollars in millions)	2Q 2020	2Q 2019	YTD 2020	YTD 2019
Charge-offs	$121	$244	$285	$849
Recoveries collected	(36)	(128)	(124)	(234)
Charge-offs, net	85	116	161	615
REO operations expense	14	81	99	114
Total credit losses	$99	$197	$260	$729

Total credit losses (in bps)	1.9	3.6	3.2	7.5
Recoveries from (gains) losses on loan sales	$2	$—	($27)	$—
Recoveries collected under freestanding credit enhancements and write-offs of CRT debt	(5)	(7)	(8)	(7)
TDRs and Non-Accrual Loan Activity
Single-family loans that have been modified or placed on non-accrual status generally have a higher associated allowance for credit losses. Due to the large number of loan modifications completed in past years, a significant portion of our allowance for credit losses is attributable to TDR loans:

Freddie Mac 2Q 2020 Form 10-Q	43

Management's Discussion and Analysis	Risk Management

■	As of June 30, 2020, 25% of the allowance for credit losses for single-family loans related to interest-rate concessions provided to borrowers as part of loan modifications.

■	Most of our modified single-family loans, including TDRs, were current and performing at June 30, 2020.

■
In general, we expect our allowance for credit losses associated with existing single-family TDRs to decline over time as borrowers continue to make monthly payments under the modified terms and interest-rate concessions are amortized into earnings. In addition, our sales of reperforming loans will decrease these allowances for credit losses. However, the COVID-19 pandemic is likely to cause some borrowers to have difficulty making their monthly payments under the modified terms, and our ability to sell reperforming loans at acceptable prices has been negatively affected by the pandemic.

The CARES Act provides temporary relief from the accounting requirements for TDRs for certain loan modifications that are the result of a hardship that is related, either directly or indirectly, to the COVID-19 pandemic. We have elected to apply this temporary relief and therefore will not account for qualifying loan modifications as TDRs. In addition, interpretive guidance issued by federal banking regulators and endorsed by the FASB staff has indicated that government-mandated modification or deferral programs related to the COVID-19 pandemic are not TDRs as the lender did not choose to grant a concession to the borrower. As a result, we expect that substantially all of the forbearance and other relief programs we are offering as a result of COVID-19 will not be accounted for as TDRs.
We generally place single-family loans on non-accrual status when the loan becomes three monthly payments past due, but we make an exception to our standard non-accrual policy for loans in active COVID-19-related forbearance plans that were current prior to receiving forbearance and do not place such loans on non-accrual status based solely on delinquency status. For these loans, we consider additional factors, such as current LTV ratio, and continue to accrue interest while the loan is in forbearance and is three or more monthly payments past due when we believe the available evidence indicates that collectability of principal and interest is reasonably assured. When we accrue interest on loans that are three or more monthly payments past due, we measure an allowance for expected credit losses on unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect. See Note 4 for additional information on our accounting policies for forbearance programs related to the COVID-19 pandemic.
The tables below present information about the UPB and interest income of single-family TDR loans and non-accrual loans on our condensed consolidated balance sheets.
Table 26 - Single-Family TDR and Non-Accrual Loans

	June 30, 2020			December 31, 2019
(Dollars in millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-investment	Mortgage Loans Held-for-Sale	Total
UPB:
TDRs on accrual status(1)	$29,081	$11,000	$40,081	$32,188	$11,576	$43,764
Non-accrual loans	11,475	5,326	16,801	6,529	4,654	11,183
Total TDRs and non-accrual loans	$40,556	$16,326	$56,882	$38,717	$16,230	$54,947

Allowance for credit losses associated with:
TDRs on accrual status	$1,464	$9	$1,473	$2,452	$—	$2,452
Non-accrual loans	609	143	752	597	—	597
Total	$2,073	$152	$2,225	$3,049	$—	$3,049

Allowance as % of UPB:
TDRs on accrual status	5%	—%	4%	8%	—%	6%
Non-accrual loans	5	3	4	9	—	5
Total	5	1	4	8	—	6

Freddie Mac 2Q 2020 Form 10-Q	44

Management's Discussion and Analysis	Risk Management

	2Q 2020			2Q 2019
(In millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total
Interest on TDRs and non-accrual loans:
At original contractual rates	$365	$230	$595	$595	$252	$847
Recognized	(179)	(128)	(307)	(413)	(157)	(570)
Foregone interest income on TDRs and non-accrual loans(2)	$186	$102	$288	$182	$95	$277

	YTD 2020(3)			YTD 2019(3)
(In millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total
Interest on TDRs and non-accrual loans:
At original contractual rates	$863	$446	$1,309	$1,170	$456	$1,626
Recognized	(559)	(258)	(817)	(827)	(272)	(1,099)
Foregone interest income on TDRs and non-accrual loans(2)	$304	$188	$492	$343	$184	$527

(1)	In prior periods, UPB amounts included only loans classified as held-for-investment.

(2)
Represents the amount of interest income that we did not recognize but would have recognized during the period for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.

(3)	Represents the interest income at original contractual rates, interest income recognized, and foregone interest income based on TDRs and non-accrual loans as of June 30, 2020.
The table below summarizes the UPB of single-family held-for-investment TDR loan activity.
Table 27 - Single-Family TDR Loan Activity

	June 30, 2020		June 30, 2019(1)
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
Beginning balance, as of January 1	249,182	$35,623	290,255	$42,254
New additions	13,546	2,230	16,508	2,577
Repayments and reclassifications to held-for-sale	(28,055)	(4,657)	(33,296)	(5,764)
Foreclosure sales and foreclosure alternatives	(1,120)	(170)	(2,537)	(344)
Ending balance, as of June 30	233,553	33,026	270,930	38,723
Loans impaired upon purchase	—	—	2,331	150
Total impaired loans with an allowance recorded	—	—	273,261	38,873
Allowance for credit losses		(1,839)		(3,599)
Net investment, as of June 30		$31,187		$35,274

(1)	Excludes held-for-investment TDRs with no allowance for credit losses based on the individual impairment assessment according to the previous incurred loss impairment methodology.
Delinquency Rates
We report single-family delinquency rates based on the number of loans in our single-family guarantee portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our single-family guarantee portfolio. The charts below show the credit losses and serious delinquency rates for each of our single-family loan portfolios.
The total serious delinquency rate on our single-family credit guarantee portfolio increased to 2.48% as of June 30, 2020 due to an increase in the number of loans in forbearance related to the COVID-19 pandemic. However, 52% of the seriously delinquent loans at June 30, 2020 were covered by credit enhancements designed to reduce our credit risk exposure. Despite the increase in the serious delinquency rate, our core single-family loan portfolio continued to perform well through June 30, 2020 and accounted for a small percentage of our credit losses. Our legacy and relief refinance single-family loan portfolio continued to decline but continued to account for the majority of our credit losses. See Note 4 for additional information on the payment status of our single-family mortgage loans.
The ongoing COVID-19 pandemic has caused an unprecedented disruption in the mortgage market. While we expect the actions we take to support the mortgage market to improve borrower outcomes, these actions may not be as successful as we hope, and we expect the serious delinquency rates for our single-family loan portfolio to remain elevated as a result of the pandemic and the forbearance programs we are offering in response.

Freddie Mac 2Q 2020 Form 10-Q	45

Management's Discussion and Analysis	Risk Management

Serious Delinquency Rates
The chart below shows the percentage of mortgage loans in our single-family credit guarantee portfolio that are one month and two months past due. Both of these percentages increased compared to June 30, 2019 due to the increase in the number of loans that are in forbearance related to the COVID-19 pandemic.
Percentage of Single-Family Loans One Month and Two Months Past Due

Freddie Mac 2Q 2020 Form 10-Q	46

Management's Discussion and Analysis	Risk Management

The table below presents the UPB of single-family loans in forbearance by payment status and the number of single-family loans in forbearance as a percentage of the total number of loans in our single-family credit guarantee portfolio by payment status. This table includes only single-family loans in forbearance that are past due based on the loan's original contractual terms.
Table 28 - Single-Family Loans in Forbearance by Payment Status

	June 30, 2020				December 31, 2019
(Dollars in millions)	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-family loans in forbearance	$15,893	$31,675	$45,749	$93,317	$131	$85	$362	$578
As a percentage of our single-family credit guarantee portfolio(1)	0.67%	1.28%	1.80%	3.75%	0.01%	—%	0.02%	0.03%
(1) Based on loan count.
Loan Characteristics
The tables below contain details on characteristics of the loans in our single-family credit guarantee portfolio.
Table 29 - Credit Quality Characteristics of Our Single-Family Credit Guarantee Portfolio

	June 30, 2020
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score (1)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Core single-family loan portfolio	$1,794	751	754	74%	60%	—%	—%
Legacy and relief refinance single-family loan portfolio	267	711	694	83	50	2	7
Total	$2,061	746	751	75	59	—	1
Referenced footnotes are included after the next table.

	December 31, 2019
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score (1)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Core single-family loan portfolio	$1,701	750	752	75%	60%	—%	—%
Legacy and relief refinance single-family loan portfolio	293	712	692	83	52	2	7
Total	$1,994	745	749	76	59	—	1

(1)	Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
The tables below contain details on the characteristics of our single-family loans in forbearance that are past due based on the loan's original contractual terms.
Table 30 - Credit Quality Characteristics of Our Single-Family Loans in Forbearance

	June 30, 2020					December 31, 2019
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score (1)	Original LTV Ratio	Current LTV Ratio	UPB	Original Credit Score (1)	Current Credit Score (1)	Original LTV Ratio	Current LTV Ratio
Single-family loans in forbearance	$93.3	720	695	79%	62%	$0.6	691	588	82%	65%

	June 30, 2020		December 31, 2019
(Dollars in billions)	UPB	As a Percentage of Total	UPB	As a Percentage of Total
Current LTV ratio:
≤ 60	$40.4	43%	$0.2	33%
> 60 to 80	36.3	39	0.3	50
> 80 to 100	16.0	17	0.1	17
> 100	0.6	1	—	NM
Total	$93.3	100%	$0.6	100%

(1)	Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.

(2)	NM - not meaningful due to the UPB rounding to zero.

Freddie Mac 2Q 2020 Form 10-Q	47

Management's Discussion and Analysis	Risk Management

Higher Risk Loan Attributes and Attribute Combinations
Certain combinations of loan attributes can indicate a higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores. The following tables present the combination of credit score and CLTV ratio attributes of loans in our single-family credit guarantee portfolio.
Table 31 - Single-Family Credit Guarantee Portfolio Attribute Combinations for Higher Risk Loans

	June 30, 2020
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Original credit score)	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate	% Modified
Core single-family loan portfolio:
< 620	0.3%	8.18%	—%	NM	—%	NM	0.3%	8.59%	3.6%
620 to 659	2.2	5.64	0.3	7.11%	—	NM	2.5	5.80	2.0
≥ 660	71.2	1.71	13.0	2.34	—	NM	84.2	1.79	0.3
Not available	—	NM	—	NM	—	NM	—	NM	NM
Total	73.7%	1.87	13.3%	2.52	—%	NM	87.0%	1.95	0.4

Legacy and relief refinance single-family loan portfolio:
< 620	1.0%	8.20	0.1%	14.66	—%	NM	1.1%	8.92	17.5
620 to 659	1.5	6.76	0.1	13.61	—	NM	1.6	7.32	16.1
≥ 660	9.5	3.22	0.5	8.64	0.2	11.97	10.2	3.47	5.9
Not available	0.1	6.34	—	NM	—	NM	0.1	6.64	20.4
Total	12.1%	4.09	0.7%	10.44	0.2%	15.12	13.0%	4.44	8.3
Referenced footnotes are included after the next table.

	December 31, 2019
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Original credit score)	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate	% Modified
Core single-family loan portfolio:
< 620	0.3%	2.68%	—%	NM	—%	NM	0.3%	2.87%	3.5%
620 to 659	2.1	1.26	0.4	1.59%	—	NM	2.5	1.30	1.9
≥ 660	69.8	0.20	12.6	0.26	—	NM	82.4	0.20	0.3
Not available	0.1	1.23	—	NM	—	NM	0.1	1.96	3.6
Total	72.3%	0.24	13.0%	0.33	—%	NM	85.3%	0.26	0.4

Legacy and relief refinance single-family loan portfolio:
< 620	1.1%	4.16	0.2%	9.33	0.1%	15.03%	1.4%	4.83	17.7
620 to 659	1.5	3.01	0.2	7.91	0.1	12.84	1.8	3.52	16.3
≥ 660	10.5	1.06	0.7	3.91	0.2	6.32	11.4	1.23	5.9
Not available	0.1	4.39	—	NM	—	NM	0.1	4.68	19.6
Total	13.2%	1.58	1.1%	5.39	0.4%	8.96	14.7%	1.84	8.3

(1)	NM - not meaningful due to the percentage of the portfolio rounding to zero.
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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $0.7 billion and $0.8 billion of security collateral underlying our other securitization products at June 30, 2020 and December 31, 2019, respectively, were identified as subprime based on information provided to us when we entered into these transactions.

Freddie Mac 2Q 2020 Form 10-Q	48

Management's Discussion and Analysis	Risk Management

Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, part of our relief refinance initiative or part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller or servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to June 30, 2020, we have purchased approximately $36.4 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.
Table 32 - Alt-A Loans in Our Single-Family Credit Guarantee Portfolio

	June 30, 2020				December 31, 2019
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$19.8	59%	18.3%	7.70%	$21.1	61%	18.4%	3.75%
The UPB of Alt-A loans in our single-family credit guarantee portfolio is continuing to decline due to borrowers refinancing into other mortgage products, foreclosure sales, and other liquidation events.
Geographic Concentrations
The table below summarizes the concentration by geographic area of our single-family credit guarantee portfolio as of June 30, 2020 and December 31, 2019, respectively. While our portfolio is well-diversified geographically, the economic effects of the COVID-19 pandemic may be disproportionately concentrated in certain geographic regions or areas. See Risk Management - Single-Family Mortgage Credit Risk in our 2019 Annual Report for additional information on geographic concentrations. See Note 14 for more information about credit risk associated with loans that we hold or guarantee.
Table 33 - Concentration of Credit Risk of Our Single-Family Credit Guarantee Portfolio

	June 30, 2020		December 31, 2019		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	YTD 2020	YTD 2019
Region(1)
West	30%	2.29%	30%	0.36%	6%	13%
Northeast	24	3.16	24	0.87	38	39
North Central	16	1.86	16	0.61	27	18
Southeast	16	2.77	16	0.73	20	24
Southwest	14	2.27	14	0.54	9	6
Total	100%	2.48	100%	0.63	100%	100%
State(2)
Illinois	4%	2.61	4%	0.85	14%	10%
Florida	6	3.53	6	0.77	11	16
New York	5	4.95	5	1.21	10	12
New Jersey	3	4.48	3	1.08	9	10
Ohio	3	1.86	3	0.69	5	3
All other	79	2.21	79	0.54	51	49
Total	100%	2.48	100%	0.63	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during YTD 2020.

Freddie Mac 2Q 2020 Form 10-Q	49

Management's Discussion and Analysis	Risk Management

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
We offer a variety of borrower assistance programs for struggling borrowers. Pursuant to FHFA guidance and the CARES Act, we offer mortgage relief options for borrowers affected by the COVID-19 pandemic. Among other things, we are offering forbearance of up to 12 months to single-family borrowers experiencing a financial hardship, either directly or indirectly, related to COVID-19. On July 1, 2020, we began providing servicers a payment deferral option to offer to eligible homeowners. This solution, a broad offering that, at the direction of FHFA, is aligned with Fannie Mae's approach, is available to homeowners who have endured a short-term hardship and subsequently resolved it (including but not limited to hardships related to COVID-19) and provides them with a means to make up for missed payments. The payment deferral provides relief to eligible borrowers who have the financial capacity to resume making their monthly payments, but who are unable to afford the additional monthly contributions required by a repayment plan. We expect these programs to result in elevated levels of loss mitigation activity.
Prior to expiration of a borrower's forbearance plan, servicers are required to contact the borrower to determine how the payments missed during the forbearance period will be repaid. Freddie Mac requires servicers to follow a defined loss mitigation hierarchy to determine which options to offer to borrowers. If the borrower is not eligible for any of the home-retention options below, we may seek to pursue a foreclosure alternative or foreclosure. Borrowers are not required to repay all past due amounts in a single lump sum. We offer the following options to borrowers upon expiration of the forbearance plan:

■	Reinstatement - A relief option that allows borrowers to repay all delinquent amounts to return to current status;

■
Repayment plan - A relief option that allows borrowers a specified period of time to return to current status by paying the normal monthly payment plus additional agreed upon delinquent amounts. Repayment plans must have a term greater than one month and less than or equal to 12 months and the monthly repayment plan payment amount must not exceed 150% of the contractual mortgage payment;

■
Payment deferral - A relief option that allows borrowers to return to current status by deferring delinquent principal and interest into a non-interest-bearing principal balance that is due at the earlier of the payoff date, maturity date, or sale of the property. The remaining mortgage term, interest rate, payment schedule, and maturity date remain unchanged and no trial period plan is required; and

■
Flex modification - A modification program that targets a 20% payment reduction through interest rate reduction, term extension, and principal forbearance. Borrowers must complete a 90-day trial period plan prior to permanent modification.

For additional information on actions we have taken in response to the COVID-19 pandemic, see MD&A - Introduction - COVID-19 Pandemic Response Efforts.
The table below presents a summary of our forbearance activity for single-family loans in forbearance that are past due based on the loan's original contractual terms.
Table 34 - Single-Family Loans in Forbearance Activity

(Loan count in thousands)	2Q 2020	2Q 2019	YTD 2020	YTD 2019
Beginning balance	15	4	3	5
New plans	526	3	541	8
Exits	(115)	(3)	(118)	(9)
Ending balance	426	4	426	4

Total ending UPB (in millions)	$93,317

Freddie Mac 2Q 2020 Form 10-Q	50

Management's Discussion and Analysis	Risk Management

Sales and Securitization of Certain Seasoned Loans
We pursue sales of certain seriously delinquent loans when we believe the sale of these loans provides better economic returns than continuing to hold them. We also sell certain reperforming loans, which typically involves securitization of the loans using our senior subordinate securitization structures. In certain cases, operational constraints may preclude us from selling loans. Of the $18.6 billion in UPB of single-family loans classified as held-for-sale at June 30, 2020, $5.6 billion related to loans that were seriously delinquent.
We did not sell any seriously delinquent loans or reperforming loans during 2Q 2020 as our ability to sell such loans at acceptable prices was negatively affected by the COVID-19 pandemic. However, the market for certain loans improved by the end of 2Q 2020 and we successfully sold reperforming loans in early 3Q 2020. During 2Q 2019, we completed sales of $0.0 billion and $3.6 billion in UPB of seriously delinquent loans and reperforming loans, respectively.
Managing Foreclosure and REO Activities

Pursuant to FHFA guidance and the CARES Act, we are required to suspend foreclosures and evictions due to the COVID-19 pandemic until August 31, 2020, and this suspension period may be extended by FHFA, if necessary. As a result, our REO ending inventory declined as of June 30, 2020. The table below presents a summary of our single-family REO activity.
Table 35 - Single-Family REO Activity

	2Q 2020		2Q 2019		YTD 2020		YTD 2019
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	4,168	$474	6,714	$754	4,989	$565	7,100	$780
Additions	190	15	1,983	194	1,631	151	4,139	402
Dispositions	(1,546)	(159)	(2,828)	(282)	(3,808)	(386)	(5,370)	(516)
Ending balance — REO	2,812	330	5,869	666	2,812	330	5,869	666
Beginning balance, valuation allowance		(17)		(10)		(10)		(11)
Change in valuation allowance		9		4		2		5
Ending balance, valuation allowance		(8)		(6)		(8)		(6)
Ending balance — REO, net		$322		$660		$322		$660

Freddie Mac 2Q 2020 Form 10-Q	51

Management's Discussion and Analysis	Risk Management

Multifamily Mortgage Credit Risk

Maintaining Prudent Underwriting Standards

We use a prior approval underwriting approach for multifamily loans in which we maintain credit discipline by completing our own underwriting and credit review for each new loan. Our underwriting standards focus on the LTV ratio and DSCR, which estimates a borrower's ability to repay the loan using the secured property's cash flows, after expenses. Our standards require maximum LTV ratios and minimum DSCRs that vary based on the characteristics and features of the loan. Changes in market conditions can affect the credit quality of our multifamily loan purchases and/or guarantees. Notwithstanding the effects of COVID-19 on the multifamily market and broader economic environment, the credit quality of our multifamily loan purchases and guarantees has remained strong during 2020.
The graphs below show the credit profile of the multifamily loans we purchased or guaranteed.
Weighted Average Original LTV Ratio

Weighted Average Original Debt Service Coverage Ratio
Managing Our Portfolio, Including Loss Mitigation Activities

Pursuant to FHFA guidance and the CARES Act, we offer multifamily borrowers mortgage forbearance with the condition that they suspend all evictions during the forbearance period for renters unable to pay rent. Under our forbearance program, multifamily borrowers with a fully performing loan as of February 1, 2020 can defer their loan payments for up to 90 days by showing hardship as a consequence of the COVID-19 pandemic and by gaining lender approval. After the forbearance period, the borrower is required to repay the forborne loan amounts in no more than 12 equal monthly installments.
In June 2020, in coordination with FHFA, we announced three supplemental forbearance relief options to assist borrowers with a forbearance plan who continue to be affected by the COVID-19 pandemic. These supplemental relief options extend most of the original tenant protections and provide increased flexibility to tenants, allowing the repayment of past due rent over time and not in a lump sum. The three supplemental relief options include: (i) the option to delay the start of the repayment period following the forbearance period, (ii) an extension of the repayment period, and (iii) an extension of the forbearance period with an optional extended repayment period. Borrower requests for supplemental forbearance relief will be reviewed by the applicable servicer to confirm that COVID-19 continues to be the underlying cause of the impairment of the property's performance. If so, the servicer will determine whether any of the three supplemental relief options can reasonably be expected to return the property's performance to its pre-pandemic levels. If none of the options seem appropriate, the loan will be transferred to the appropriate asset resolution group. The selection of the appropriate supplemental relief option is at the discretion of the servicer and will not be an election of the borrower. For additional information on our responses to the COVID-19 pandemic, see MD&A - Introduction - COVID-19 Pandemic Response Efforts.
We report multifamily delinquency rates based on the UPB of loans in our multifamily mortgage portfolio that are two monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Loans in forbearance are not considered delinquent as long as the borrower is in compliance with the forbearance agreement, including the agreed upon repayment plan.
Prior to the COVID-19 pandemic, the multifamily market was on solid ground and the credit quality of the loans for which forbearance was requested was generally strong. The following table summarizes the current credit quality of loans under a forbearance program, which includes both the forbearance period and the repayment period.

Freddie Mac 2Q 2020 Form 10-Q	52

Management's Discussion and Analysis	Risk Management

Table 36 - Current Credit Quality of Multifamily Loans Under a Forbearance Program

	June 30, 2020
(Dollars in millions)	UPB	LTV > 80%(1)	DSCR < 1.25(1)
Credit-enhanced(2)	$7,680	$347	$3,425
Non-credit-enhanced	876	343	288
Total	$8,556	$690	$3,713

Weighted average LTV(1)	63%
Weighted average DSCR(1)	1.47

(1)	Based on the most recent borrower financial information submissions received from the servicers.

(2)	Represents the loan UPB underlying our multifamily mortgage portfolio.
Approximately 83.5% of the loans in forbearance by UPB are in securitizations with subordination, with forbearance requests related to loans underlying our SB Certificate securitizations being the most common. The weighted average subordination level of securitizations with subordination that have loans in forbearance was 14.4% as of June 30, 2020. 17.6% of loans in forbearance are scheduled to mature prior to 2024. Given the credit quality of the loans and subordination levels, we currently do not expect to experience significant credit losses related to the COVID-19 pandemic and the related forbearance program.
We will continue to assess the financial condition of our borrowers as they exit forbearance and evaluate their needs for supplemental relief.
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
The table below presents the delinquency rates, forbearance rates, and current expected credit losses for both credit-enhanced and non-credit enhanced loans underlying our multifamily mortgage portfolio.
Table 37 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	June 30, 2020				December 31, 2019
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate(1)	Current Expected Credit Losses	UPB	Delinquency Rate	Forbearance Rate(1)
Credit-enhanced:
Subordination(2)	$258,120	0.11%	2.46%	$—	$251,008	0.09%	—%
Other(3)	14,806	0.17	2.57	69	16,069	0.06	—
Total credit-enhanced	272,926	0.12	2.46	69	267,077	0.09	—
Non-credit-enhanced	40,149	0.02	2.18	125	33,091	—	—
Total	$313,075	0.10	2.43	$194	$300,168	0.08	—

(1)	Forbearance rate includes loans in our forbearance program including loans in their repayment period.

(2)	For subordination, represents the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities.

(3)	Includes lender risk-sharing agreements related to certain securitizations, insurance/reinsurance contracts, SCR, and other credit enhancements.
The following table provides information on the level of subordination outstanding on our securitizations with subordination.
Table 38 - Level of Subordination Outstanding

	June 30, 2020			December 31, 2019
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate	UPB	Delinquency Rate	Forbearance Rate
Less than 10%	$10,534	0.02%	0.49%	$2,094	0.04%	—%
10% or greater	247,586	0.12	2.54	248,914	0.09	—
Total	$258,120	0.11	2.46	$251,008	0.09	—
Weighted average subordination level	14%			14%

Freddie Mac 2Q 2020 Form 10-Q	53

Management's Discussion and Analysis	Risk Management

The table below contains details on the loans underlying our multifamily mortgage portfolio that are not credit-enhanced.
Table 39 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	June 30, 2020				December 31, 2019
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate	Current Expected Credit Losses	UPB	Delinquency Rate	Forbearance Rate
Unsecuritized loans:
Held-for-sale	$19,116	0.05%	1.51%	N/A	$15,930	0.01%	—%
Held-for-investment	9,887	—	1.29	$80	9,408	—	—
Securitization-related products	6,151	—	7.47	28	3,656	—	—
Other mortgage-related guarantees	4,995	—	—	17	4,097	—	—
Total	$40,149	0.02	2.18	$125	$33,091	—	—
We continue to develop other strategies to reduce our credit risk exposure to multifamily loans and securities. See Our Business Segments - Multifamily - Business Overview - Products and Activities - Securitization and Guarantee Products in our 2019 Annual Report for additional information.
Counterparty Credit Risk

We are exposed to counterparty credit risk, which is a type of institutional credit risk, as a result of our contracts with sellers and servicers, credit enhancement providers (mortgage insurers, investors, etc.), financial intermediaries, clearinghouses, and other counterparties. Beginning in 1Q, 2020, many of our counterparties, primarily non-depository institutions, faced financial strains and liquidity pressure due to the economic downturn and market volatility caused by the COVID-19 pandemic. If these financial strains and liquidity pressure continue or increase, some of our counterparties may not be able to perform under their contracts and our counterparty credit risk exposure may increase. We continue to monitor and assess the impacts of the COVID-19 pandemic on our counterparty credit risk. However, despite our active monitoring and communication, as the effect of COVID-19 continues to evolve, it is difficult to currently assess the impact on our financial results of increased counterparty credit risk.
Sellers and Servicers

Single-Family
We perform ongoing monitoring and review of our exposure to individual sellers or servicers in accordance with our institutional credit risk management framework, including requiring our counterparties to provide regular financial reporting to us. We have significant exposure to non-depository and smaller depository financial institutions in our single-family business. As the COVID-19 pandemic evolved rapidly, liquidity concerns primarily regarding non-depository financial institutions arose as market conditions changed and borrowers affected by COVID-19 were offered widespread forbearance, including forbearance on loans purchased and securitized by Freddie Mac. Servicers must continue to advance funds during the forbearance period as discussed below, which may increase liquidity pressures on certain of our counterparties.
For our mortgage-backed securities, we guarantee the payment of principal and interest, and when the underlying borrowers do not pay their mortgages, our Guide generally requires single-family servicers to advance the missed mortgage interest payments from their own funds for up to 120 days. After this time, we will make the missed mortgage principal and interest payments to security holders until the mortgages are no longer held by the securitization trust. At the instruction of FHFA, our practice generally has been to purchase loans from the securitization trusts when the loans have been delinquent for 120 days or more. After the outbreak of COVID-19, FHFA further instructed us to maintain loans in COVID-19 payment forbearance plans in the securitization trusts for at least the duration of the forbearance. Once the forbearance period expires, the loan will remain in the related securities pool while (i) an offer to reinstate the loan or enter into either a payment deferral solution, repayment plan, or a trial period plan pursuant to a loan modification remains outstanding; (ii) the loan is in an active repayment plan or trial period plan; or (iii) a payment deferral solution is in effect.
In addition to principal and interest payments, borrowers are also responsible for other expenses such as property taxes and homeowner's insurance premiums. When borrowers do not pay these expenses, our Guide generally requires single-family servicers to advance the funds for these expenses in order to protect or preserve our interest in or legal right to the properties. These advances are ultimately collectible from the borrowers. If the borrowers reperform through loan workout activities, the missed payments and incurred expenses will be collected from the borrowers. If the borrowers ultimately default, we will reimburse the servicers for the advanced amounts upon foreclosure or a foreclosure alternative.
In response to the potential liquidity concerns for certain of our counterparties, we continued our heightened monitoring and review of the financial stability of our non-depository institutional counterparties. However, if these counterparties experience financial difficulty, we could see a decline in mortgage servicing quality and/or be less likely to recover losses. In order to

Freddie Mac 2Q 2020 Form 10-Q	54

Management's Discussion and Analysis	Risk Management

reduce our credit exposure, we may use a variety of tools and techniques to engage our single-family sellers and servicers and limit our losses, including providing incentives and compensatory fees and facilitating servicing transfers.
The table below summarizes the concentration of non-depository servicers of our single-family credit guarantee portfolio.
Table 40 - Single-Family Credit Guarantee Portfolio Non-Depository Servicers

	June 30, 2020		December 31, 2019
	% of Portfolio(1)	% of Serious Delinquent Single-Family Loans	% of Portfolio(1)	% of Serious Delinquent Single-Family Loans
Top five non-depository servicers	18%	15%	18%	13%
Other non-depository servicers	23	27	20	55
Total	41%	42%	38%	68%

(1)	Excludes loans where we do not exercise control over the associated servicing.
Multifamily
The majority of our multifamily loans are securitized using trusts that are administered by master servicers who bear responsibility to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. In the majority of our primary securitization transactions, we utilize one of three large financial depository institutions as master servicers, except for small balance loan securitizations where we serve as master servicer. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed non-recoverable. For loans purchased and held in our mortgage-related investment portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk.
Credit Enhancement Providers

We monitor our exposure to individual insurers by performing periodic analysis of the financial capacity of each insurer under various adverse economic conditions. The COVID-19 pandemic may increase financial strains on our credit enhancement providers, and as a result, we continued our close monitoring and active communication with our counterparties to assess potential risk impacts. If our credit enhancement providers fail to meet their obligations to reimburse us for claims, we could experience an increase in credit losses.
The table below summarizes our exposure to single-family mortgage insurers as of June 30, 2020. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.
Table 41 - Single-Family Mortgage Insurers

			June 30, 2020
(In millions)	Credit Rating(1)	Credit Rating Outlook(1)	UPB	Coverage
Arch Mortgage Insurance Company	A-	Negative	$89,683	$22,819
Radian Guaranty Inc. (Radian)	BBB+	Negative	84,396	21,063
Mortgage Guaranty Insurance Corporation (MGIC)	BBB+	Negative	75,036	19,090
Genworth Mortgage Insurance Corporation	BB+	Watch Neg	67,128	17,030
Essent Guaranty, Inc.	BBB+	Negative	65,471	16,594
National Mortgage Insurance (NMI)	BBB	Negative	39,463	10,084
PMI Mortgage Insurance Co. (PMI)	Not Rated	N/A	2,505	626
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	1,857	461
Triad Guaranty Insurance Corporation (Triad)	Not Rated	N/A	1,089	273
Others	N/A	N/A	326	60
Total			$426,954	$108,100

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of June 30, 2020. Represents the lower of S&P and Moody's credit ratings and outlooks stated in terms of the S&P equivalent.

Other Counterparties

We have exposure to institutions that act as counterparties to other types of transactions that we enter into in the ordinary course of business, including derivatives, securities purchased under agreements to resell, secured lending transactions, and forward settlement of loans and securities. We monitor the financial strength of these institutions and may use collateral maintenance requirements to manage our exposure to individual counterparties.

Freddie Mac 2Q 2020 Form 10-Q	55

Management's Discussion and Analysis	Risk Management

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
Business Resiliency Risk

As a result of the COVID-19 pandemic, our business resiliency risk has increased. We have instituted temporary operational changes, such as shifting to remote work for more than 95% of our staff. We have not yet experienced significant operational or technological issues associated with these operational changes. However, a prolonged period of remote work for us or our counterparties or vendors, or any significant technological or infrastructure-related disruptions during this period of remote work, could affect our ability to conduct normal business operations.
We continue to effectively manage this increased risk by leveraging our business resiliency and crisis management capabilities and our readiness to mitigate the impact of the COVID-19 pandemic on our operations. Our business resiliency and executive crisis management teams have been resolving issues as they arise. A number of scenarios with various degrees of impact on our resources and business operations have been in place with corresponding action plans that can be leveraged, if needed, as the situation evolves. The crisis management team and our senior leaders are providing frequent updates to our Board of Directors, our staff, and FHFA. We are also working with FHFA and third parties to ensure continuity of critical business activities.
Third-Party Risk

We anticipate that our third-party service providers, sellers, servicers, and other counterparties are facing challenges due to the unprecedented events surrounding the COVID-19 pandemic. To address the elevated third-party risks arising from these challenges, we have increased our monitoring of third parties we deem to be critical or high risk to our operations. For example, we are using market intelligence sources to assess a number of risk factors for certain critical third parties, including financial health, geographic risk, and liquidity risk. We have also evaluated the contingency plans provided to us by significant third parties as well as our internal plans in the event that these third parties were to fail. We will continue to assess the contingency plans as the situation evolves and, where necessary, will invoke our plans to ensure continuity of operations.
See Risk Management - Credit Risk - Counterparty Credit Risk for additional information on our monitoring of our sellers and servicers.
Model Risk

The unprecedented events surrounding the COVID-19 pandemic have generated an increased degree of model risk and uncertainty. As a result, we expect our models to face significant challenges in accurately forecasting key inputs into our financial projections. These can include, but are not limited to, projections of mortgage rates, house prices, credit defaults, negative yields, prepayments and interest rates. In response, we are attempting to mitigate this increased risk by monitoring model performance and applying model overlays and adjustments when deemed appropriate. These will be driven by the latest developments and emerging trends in the economy, as well as any additional government interventions and internal policy changes. However, these adjustments have an element of subjectivity and are based upon difficult and complex judgments. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these estimates could have a material impact on our condensed consolidated financial statements.
For additional information on risks associated with our use of models, see Other Information - Risk Factors in our Form 10-Q for the quarter ended March 31, 2020 and MD&A - Risk Management - Operational Risk - Model Risk and Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes in our 2019 Annual Report.

Freddie Mac 2Q 2020 Form 10-Q	56

Management's Discussion and Analysis	Risk Management

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
The majority of our interest-rate risk comes from our investments in mortgage-related assets (securities and loans), the debt we issue to fund our assets, and upfront fees (including buy-downs) related to our single-family credit guarantee activity. Our primary goal in managing interest-rate risk is to reduce the amount of change in the value of our future cash flows due to future changes in interest rates. We use models to analyze possible future interest-rate scenarios, along with the cash flows of our assets and liabilities over those scenarios. Our models include the possibility of future negative interest rate scenarios and that risk is included in our hedging framework.
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
Table 42 - PVS-YC and PVS-L Results Assuming Shifts of the LIBOR Yield Curve

	June 30, 2020			December 31, 2019
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets:
Investments	$331	$4,320	$8,931	($307)	$4,840	$10,011
Guarantees(2)	171	(56)	124	(224)	351	706
Total Assets	502	4,264	9,055	(531)	5,191	10,717
Liabilities	(5)	(1,643)	(3,297)	20	(1,563)	(3,413)
Derivatives	(488)	(2,571)	(5,610)	513	(3,646)	(7,409)
Total	9	50	148	2	(18)	(105)
PVS	9	50	148	2	—	—

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

(2)	Represents the interest-rate risk from our single-family guarantee portfolio, which includes buy-ups, float, and upfront fees (including buy-downs).

Freddie Mac 2Q 2020 Form 10-Q	57

Management's Discussion and Analysis	Risk Management

Table 43 - Duration Gap and PVS Results

	2Q 2020			2Q 2019
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.4	$12	$60	2.2	$102	$275
Minimum	(0.6)	—	—	(0.8)	—	—
Maximum	0.9	30	200	8.6	345	950
Standard deviation	0.3	8	49	2.7	120	310

	YTD 2020			YTD 2019
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.4	$11	$61	1.2	$57	$147
Minimum	(0.6)	—	—	(0.8)	—	—
Maximum	1.5	30	236	8.6	345	950
Standard deviation	0.4	7	62	2.2	97	256
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 44 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
June 30, 2020	$2,620	$50	($2,570)
December 31, 2019	3,628	—	(3,628)
Earnings Sensitivity to Market Risk

The accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value) creates variability in our earnings when interest rates and spreads change. We have elected fair value hedge accounting for certain assets and liabilities in an effort to reduce this earnings variability and better align our financial results with the economics of our business. See Consolidated Results of Operations and Our Business Segments for additional information on the effect of changes in interest rates and market spreads on our financial results.
Interest Rate-Related Earnings Sensitivity

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, changes in interest rates may still result in significant earnings variability from period to period. Based upon the composition of our financial assets and liabilities, including derivatives, at June 30, 2020, we would generally recognize fair value losses when interest rates decline if we did not apply fair value hedge accounting.
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

Freddie Mac 2Q 2020 Form 10-Q	58

Management's Discussion and Analysis	Risk Management

mortgage loan premiums and discounts, previously deferred fair value hedge accounting basis adjustments, changes in fair value of held-for-sale mortgage loans for which we have not elected the fair value option, etc.) or from changes in our future contractual net interest income due to repricing of our interest-bearing assets and liabilities. The results of this evaluation are shown in the table below.
Table 45 - Earnings Sensitivity to Changes in Interest Rates

	Changes in Fair Value Due to Changes in Interest Rates for Financial Instruments Measured at Fair Value, Net of Hedge Accounting (Before-Tax)
(In billions)	June 30, 2020	June 30, 2019
Interest Rate Scenarios
Parallel yield curve shifts:
+100 basis points	$—	$0.1
-100 basis points	—	(0.1)
Non-parallel yield curve shifts - long-term interest rates:
+100 basis points	0.3	0.8
-100 basis points	(0.3)	(0.8)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 basis points	(0.3)	(0.7)
-100 basis points	0.3	0.7
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

Freddie Mac 2Q 2020 Form 10-Q	59

Management's Discussion and Analysis	Liquidity and Capital Resources

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
On June 17, 2020, FHFA provided us with updated liquidity guidance establishing minimum short-, medium-, and long-term liquidity requirements. These requirements are based on cash flows needed under a stressed scenario that assumes, among other things, that for short- and medium-term periods, we may not have access to debt funding from the market for an extended period of time and therefore must fund our cash needs utilizing certain liquid assets in our portfolio. These requirements also include issuing sufficient long-term debt to reduce rollover risk. The updated liquidity guidance is more stringent than our existing liquidity requirements and liquidity requirements of banks and other depository institutions, which could result in higher funding costs in the future and may negatively affect our net interest income. In addition, the updated liquidity guidance may impact the size and the allowable investments in our other investments portfolio. We must comply with these updated liquidity requirements by no later than September 1, 2020.
Liquidity
Primary Sources of Liquidity

The following table lists the sources of our liquidity, the balances as of June 30, 2020, and a brief description of their importance to Freddie Mac.
Table 46 - Liquidity Sources

Source		Balance(1) (In billions)		Description
Liquidity
•	Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$95.5	•	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
•	Liquid Portion of the Mortgage-Related Investments Portfolio	$88.3	•
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
Table 47 - Other Investments Portfolio

	June 30, 2020				December 31, 2019
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)
Cash and cash equivalents	$6.7	$0.9	$—	$7.6	$4.2	$0.9	$0.1	$5.2
Securities purchased under agreements to resell	61.0	47.4	0.8	109.2	40.6	23.1	2.4	66.1
Non-mortgage related securities	27.8	—	4.5	32.3	23.2	—	3.9	27.1
Secured lending and other	—	—	6.5	6.5	—	—	5.2	5.2
Total	$95.5	$48.3	$11.8	$155.6	$68.0	$24.0	$11.6	$103.6

(1)	Represents carrying value.

Freddie Mac 2Q 2020 Form 10-Q	60

Management's Discussion and Analysis	Liquidity and Capital Resources

Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $3.8 billion and $3.7 billion as of June 30, 2020 and December 31, 2019, respectively.
The liquidity and contingency operating portfolio also included collateral posted to us in the form of cash primarily by derivatives counterparties of $5.1 billion and $2.6 billion as of June 30, 2020 and December 31, 2019, respectively. We have invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements.
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
Primary Sources of Funding

The following table lists the sources and balances of our funding as of June 30, 2020 and a brief description of their importance to Freddie Mac.
Table 48 - Funding Sources

Source		Balance(1) (In billions)		Description
Funding
•	Other Debt	$287.4	•	Other debt is used to fund our business activities, including single-family guarantee activities not funded by debt securities of consolidated trusts.
•	Debt Securities of Consolidated Trusts	$2,020.9	•
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
Other Debt Activities

We issue other debt to fund our business activities. Competition for funding can vary with economic, financial market, and regulatory environments. We issue other debt based on a variety of factors, including market conditions and our liquidity requirements. We currently favor a mix of derivatives and shorter-term and callable debt to fund our business and manage interest-rate risk. Generally, this funding mix is a less expensive method than relying more extensively on long-term debt. However, our funding costs may increase due to an expected increase in term debt issuance to comply with new FHFA liquidity guidance.
The table below summarizes the par value and the average rate of other debt we issued or paid off, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases. We call, exchange, or repurchase our outstanding debt from time to time for a variety of reasons, including managing our funding composition and supporting the liquidity of our debt.

Freddie Mac 2Q 2020 Form 10-Q	61

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 49 - Other Debt Activity

	2Q 2020				YTD 2020
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills®
Beginning balance	$57,822	1.33%	$—	—%	$60,830	1.67%	$—	—%
Issuances	37,989	0.22	—	—	137,366	1.03	—	—
Repurchases	—	—	—	—	—	—	—	—
Maturities	(38,857)	1.53	—	—	(141,242)	1.60	—	—
Ending Balance	56,954	0.45	—	—	56,954	0.45	—	—

Securities sold under agreements to repurchase
Beginning balance	14,305	0.16	—	—	9,843	1.46	—	—
Additions	239,297	(0.02)	—	—	538,976	0.60	—	—
Repayments	(244,938)	(0.01)	—	—	(540,155)	0.63	—	—
Ending Balance	8,664	0.04	—	—	8,664	0.04	—	—

Callable debt
Beginning balance	—	—	84,869	1.92	1,000	2.36	94,152	2.03
Issuances	—	—	51,366	0.71	—	—	80,455	1.10
Repurchases	—	—	—	—	—	—	—	—
Calls	—	—	(46,947)	1.93	(1,000)	2.36	(83,049)	2.00
Maturities	—	—	(2,507)	1.55	—	—	(4,777)	1.52
Ending Balance	—	—	86,781	1.21	—	—	86,781	1.21

Non-callable debt
Beginning balance	40,313	2.07	90,295	2.21	39,407	2.31	62,228	2.86
Issuances	—	—	31,548	0.34	14,356	1.57	63,204	0.60
Repurchases	(2,925)	2.10	—	—	(2,925)	2.10	—	—
Maturities	(16,177)	2.31	(11,260)	1.76	(29,627)	2.28	(14,849)	1.71
Ending Balance	21,211	1.87	110,583	1.72	21,211	1.87	110,583	1.72

STACR and SCR Debt(2)
Beginning balance	—	—	14,654	5.57	—	—	15,497	5.55
Issuances	—	—	578	—	—	—	578	1.62
Repurchases	—	—	—	—	—	—	—	—
Maturities	—	—	(1,617)	3.08	—	—	(2,460)	3.34
Ending Balance	—	—	13,615	4.12	—	—	13,615	4.12
Total other debt	86,829	0.75%	210,979	1.66%	86,829	0.75%	210,979	1.66%
Offsetting arrangements	(8,664)				(8,664)
Total other debt, net	$78,165		$210,979		$78,165		$210,979

(1)	Average rate is weighted based on par value.

(2)
STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty and are therefore included as a separate category in the table.

As of June 30, 2020, our aggregate indebtedness, calculated as the par value of other debt, was $289.3 billion, which was below the $300.0 billion debt cap limit imposed by the Purchase Agreement. Beginning January 1, 2020, we elected to net securities sold under agreements to repurchase against securities purchased under agreements to resell when such amounts meet the conditions for balance sheet offsetting, both on our condensed consolidated balance sheets and for purposes of measuring our aggregate indebtedness under the debt cap limit. See Note 10 for additional information.
Our outstanding other debt balance increased during the 2020 periods primarily due to a higher expected single-family cash loan purchase forecast, coupled with near-term cash needs for upcoming debt maturities and anticipated calls of other debt. We have maintained adequate access to debt markets to meet our financial obligations as they come due and to meet the needs of customers in a timely and cost-efficient manner throughout the course of the COVID-19 pandemic, and we expect to continue to do so.

Freddie Mac 2Q 2020 Form 10-Q	62

Management's Discussion and Analysis	Liquidity and Capital Resources

Maturity and Redemption Dates
The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.
Contractual Maturity Date as of June 30, 2020 (1)

Earliest Redemption Date as of June 30, 2020 (1)

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

Debt Securities of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt securities of consolidated trusts, which relates to securitization transactions that we consolidated for accounting purposes. We issue this type of debt by securitizing mortgage loans primarily to fund the majority of our single-family guarantee activities. When we consolidate securitization trusts, we recognize the following on our condensed consolidated balance sheets:

■
The assets held by the securitization trusts, the majority of which are mortgage loans. We recognized $2,000.6 billion and $1,940.5 billion of mortgage loans, which represented 85.7% and 88.1% of our total assets, as of June 30, 2020 and December 31, 2019, respectively.

■
The debt securities issued by the securitization trusts, the majority of which are Level 1 securitizations that are pass-through securities, where the cash flows of the mortgage loans held by the securitization trust are passed through to the holders of the securities. We recognized $2,020.9 billion and $1,898.4 billion of debt securities of consolidated trusts, which represented 87.5% and 87.1% of our total debt, as of June 30, 2020 and December 31, 2019, respectively.

Debt securities of consolidated trusts are principally repaid from the cash flows of the mortgage loans held by the securitization trusts that issued the debt securities. In circumstances when the cash flows of the mortgage loans are not sufficient to repay the debt, we make up the shortfall because we have guaranteed the payment of principal and interest on the debt. In certain circumstances, we have the right and/or obligation to purchase the loan from the trust prior to its contractual maturity. In April 2020, FHFA instructed us to maintain loans in payment forbearance plans (including COVID-19 payment forbearance plans) in mortgage-backed security pools for at least the duration of the forbearance plan. Once the forbearance period expires, the loan will remain in the related securities pool while (i) an offer to reinstate the loan or enter into either a payment deferral solution, repayment plan or a trial period plan pursuant to a loan modification remains outstanding; (ii) the loan is in an active repayment plan or trial period plan; or (iii) a payment deferral solution is in effect.

Freddie Mac 2Q 2020 Form 10-Q	63

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.
Table 50 - Activity for Debt Securities of Consolidated Trusts Held by Third Parties

(In millions)	2Q 2020	YTD 2020
Beginning balance	$1,885,771	$1,854,802
Issuances:
New issuances to third parties	132,506	236,275
Additional issuances of securities	146,285	188,937
Total issuances	278,791	425,212
Extinguishments:
Purchases of debt securities from third parties	(2,055)	(6,072)
Debt securities received in settlement of secured lending	(28,126)	(42,891)
Repayments of debt securities	(165,718)	(262,388)
Total extinguishments	(195,899)	(311,351)
Ending balance	1,968,663	1,968,663
Unamortized premiums and discounts	52,203	52,203
Debt securities of consolidated trusts held by third parties	$2,020,866	$2,020,866
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) increased by $4.2 billion from June 30, 2019 to June 30, 2020, primarily driven by an increase in proceeds from the issuance of debt due to higher near-term cash needs for upcoming debt maturities and anticipated calls of other debt. In addition, we carried higher cash and cash equivalents at June 30, 2020 due to a higher expected single-family cash loan purchase forecast.
Capital Resources
Primary Sources of Capital

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Under the Purchase Agreement, Treasury made a commitment to provide us with funding, under certain conditions, to eliminate deficits in our net worth. Pursuant to the September 2019 Letter Agreement, we will not be required to pay a dividend on the senior preferred stock to Treasury until our Net Worth Amount exceeds $20.0 billion. Based on our Net Worth Amount of $11.4 billion, no dividend is payable to Treasury for the quarter ending June 30, 2020. See Note 2 for details of the support we receive from Treasury.
The table below presents activity related to our net worth during 2Q 2020 and YTD 2020
Table 51 - Net Worth Activity

(In millions)	2Q 2020	YTD 2020 (1)
Beginning balance	$9,504	$8,882
Comprehensive income (loss)	1,938	2,560
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	—	—
Total equity / net worth	$11,442	$11,442
Aggregate draws under Purchase Agreement	$71,648	$71,648
Aggregate cash dividends paid to Treasury	119,680	119,680
Liquidation preference of the senior preferred stock	82,152	82,152

(1)	Beginning balance includes cumulative-effect adjustment of ($240) million related to our adoption of CECL on January 1, 2020. See Note 1 for additional information on our adoption of CECL.

Freddie Mac 2Q 2020 Form 10-Q	64

Management's Discussion and Analysis	Liquidity and Capital Resources

Conservatorship Capital Framework

In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make economic business decisions, while in conservatorship, utilizing a newly-developed risk-based CCF, a capital system with detailed formulae provided by FHFA. In May 2020, FHFA released its re-proposed Enterprise Capital Rule for comment. FHFA's re-proposed capital rule, if adopted, would significantly increase our capital requirements and, as a result, would significantly lower our returns on capital. It also could affect our business strategies, perhaps significantly. For additional information on the re-proposed capital rule, see MD&A - Regulation and Supervision - Legislative and Regulatory Developments - FHFA Re-Proposed Capital Rule for the Enterprises.
Until FHFA issues a final Enterprise Capital Rule, we will continue to use the CCF to evaluate business decisions and ensure the company makes such decisions prudently when pricing transactions and managing its businesses. This framework focuses on returns on conservatorship capital.
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
Table 52 - Return on Conservatorship Capital (1)

(Dollars in billions)	2Q 2020	2Q 2019	YTD 2020	YTD 2019
Comprehensive income	$1.9	$1.8	$2.5	$3.5
Conservatorship capital (average during the period)(2)	49.8	51.7	50.5	52.1
ROCC, based on comprehensive income(2)	15.6%	14.1%	10.1%	13.4%

(1)
Average conservatorship capital and ROCC for 2Q 2020 and YTD 2020 are preliminary and subject to change until official submission to FHFA. Prior period preliminary numbers have been updated, as needed, to reflect final data submitted to FHFA.

(2)	Average conservatorship capital for each period is based on the CCF in effect during that period. The CCF in effect as of June 30, 2020 was largely unchanged from the CCF as of June 30, 2019.
Our ROCC for 2Q 2020 compared to 2Q 2019 increased, primarily driven by a lower level of conservatorship capital needed, resulting from an increase in CRT activity in both the Single-family Guarantee and Multifamily segments, house price appreciation, the efficient disposition of legacy assets, and a decrease in our deferred tax assets. Our ROCC for YTD 2020 decreased compared to YTD 2019, primarily driven by a decrease in comprehensive income, partially offset by a lower level of conservatorship capital needed, resulting from an increase in CRT activity in both the Single-family Guarantee and Multifamily segments, house price appreciation, the efficient disposition of legacy assets, and a decrease in our deferred tax assets. Our ROCC in future periods may be affected by the significant adverse effect the COVID-19 pandemic may have on our business for the remainder of 2020 and into 2021, and perhaps beyond.
We find the returns calculated above, as well as the returns calculated on specific transactions and individual business lines, to be a reasonable measure of return-versus-risk to support our decision-making while we remain in conservatorship. These returns may not be indicative of the returns that would be generated if we were to exit conservatorship, especially as the terms and timing of any such exit are not currently known and will depend upon future actions by the U.S. government. Our belief, should we leave conservatorship, is that returns at that time would most likely be below the levels calculated above, assuming the same portfolio of risk assets, as our capital requirements are likely to be significantly higher under the re-proposed capital rule and we expect that we would hold capital post-conservatorship above the minimum required regulatory capital. It is also likely that we would be required to pay fees for federal government support, thereby reducing our total comprehensive income.

Freddie Mac 2Q 2020 Form 10-Q	65

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

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
Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $305.1 billion and $296.5 billion at June 30, 2020 and December 31, 2019, respectively. These amounts exclude Fannie Mae securities backing Freddie Mac resecuritization products discussed below.
We commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. Accordingly, commingling Fannie Mae collateral in our resecuritization transactions increases our off-balance sheet exposure as we do not have control over the Fannie Mae collateral. The total amount of our off-balance sheet exposure related to Fannie Mae securities backing Freddie Mac resecuritization products was $54.3 billion and $27.4 billion at June 30, 2020 and December 31, 2019, respectively. We expect this exposure to increase over time.

Freddie Mac 2Q 2020 Form 10-Q	66

Management's Discussion and Analysis	Critical Accounting Policies and Estimates

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
Our critical accounting policies and estimates relate to the single-family allowance for credit losses and fair value measurements. For additional information about our critical accounting policies and estimates and other significant accounting policies, as well as recently issued accounting guidance, see Note 1 in this Form 10-Q and Critical Accounting Policies and Estimates and Note 1 in our 2019 Annual Report.
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
Determining the appropriateness of the single-family allowance for credit losses is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require us to make judgments about matters that are difficult to predict, the most significant of which are the probability of default, prepayment, and loss severity. We regularly evaluate the underlying estimates and models we use when determining the single-family allowance for credit losses and update our assumptions to reflect our historical experience and current view of economic factors. For additional information on uncertainty and risks related to models, see Other Information - Risk Factors in our Form 10-Q for the quarter ended March 31, 2020 and Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes in our 2019 Annual Report. Upon adoption of CECL, the single-family allowance for credit losses also includes our reasonable and supportable forecast of certain future economic conditions, such as house prices and interest rates. Changes in our forecasts or the occurrence of actual economic conditions that differ significantly from our forecast may significantly affect the measurement of our single-family allowance for credit losses. The length and severity of the economic downturn caused by the COVID-19 pandemic, and its impact on the housing market, is subject to significant uncertainty, which makes it difficult to estimate credit losses. These developments may have a material effect on our allowance for credit losses in future periods.
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
Changes in forecasted house price growth rates can have a significant effect on our allowance for credit losses. Our estimate of expected credit losses leverages an internally based model and uses a nationwide house price growth forecast for the next three years. A Monte Carlo simulation generates many possible house price scenarios for up to 40 years for each metropolitan statistical area (MSA). These scenarios are used to estimate loan-level expected future cash flows and credit losses based on each loan’s individual characteristics. The COVID-19 pandemic has resulted in a significant decline in our near term forecasted house price growth rates compared to pre-pandemic estimates, although our forecast has improved since the end of 1Q 2020.
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
■    Applicable house price indices;
■    Unemployment and employment dislocation trends;
■    The effects of changes in government policies and programs;
■    Industry trends;
■    Consumer credit statistics;

Freddie Mac 2Q 2020 Form 10-Q	67

Management's Discussion and Analysis	Critical Accounting Policies and Estimates

■	Third-party credit enhancements;

■	Natural disasters (such as hurricanes and wildfires); and

■	Other catastrophic events (such as the COVID-19 pandemic and the impact of associated relief programs).
The inability to realize the benefits of our loss mitigation activities, declines in house prices, deterioration in the financial condition of our mortgage insurers, or increases in delinquency rates would cause our losses to be significantly higher than those currently estimated.

Freddie Mac 2Q 2020 Form 10-Q	68

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
Managing Our Mortgage-Related Investments Portfolio
The table below presents the UPB of our mortgage-related investments portfolio. In February 2019, FHFA directed us to maintain this portfolio at or below $225 billion at all times. In November 2019, FHFA directed us, by January 31, 2020, to include 10% of the notional value of certain interest-only securities owned by Freddie Mac in the calculation of this portfolio, while continuing to maintain the portfolio below the limit imposed by FHFA. For this purpose, our mortgage-related investments portfolio was $199.4 billion as of June 30, 2020, including $5.3 billion representing 10% of the notional amount of the interest-only securities we held as of June 30, 2020.
Table 53 - Mortgage-Related Investments Portfolio Details

	June 30, 2020				December 31, 2019
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Capital Markets segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$35,493	$—	$35,493	$—	$19,144	$—	$19,144
Reperforming loans	—	—	23,517	23,517	—	—	26,134	26,134
Total single-family unsecuritized loans	—	35,493	23,517	59,010	—	19,144	26,134	45,278
Agency securities	84,113	—	2,271	86,384	119,156	—	2,518	121,674
Non-agency mortgage-related securities	—	—	1,385	1,385	—	—	1,458	1,458
Total Capital Markets segment - Mortgage investments portfolio	84,113	35,493	27,173	146,779	119,156	19,144	30,110	168,410
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	9,622	9,622	—	—	8,589	8,589
Multifamily segment:
Unsecuritized loans	—	20,712	12,200	32,912	—	18,531	11,254	29,785
Mortgage-related securities	4,199	—	598	4,797	5,209	—	680	5,889
Total Multifamily segment	4,199	20,712	12,798	37,709	5,209	18,531	11,934	35,674
Total mortgage-related investments portfolio	$88,312	$56,205	$49,593	$194,110	$124,365	$37,675	$50,633	$212,673
Percentage of total mortgage-related investments portfolio	45%	29%	26%	100%	58%	18%	24%	100%
While we continued to purchase new single-family seriously delinquent loans from securities we guarantee and certain multifamily unsecuritized loans, which are classified as held-for-investment, our active disposition of less liquid assets during YTD 2020 included the following:

■	Sales of $1.9 billion in UPB of single-family reperforming loans and $0.3 billion in UPB of seriously delinquent unsecuritized single-family loans;

■	Securitizations of $2.6 billion in UPB of less liquid multifamily loans; and

■	Transfers of $0.6 billion in UPB of less liquid multifamily loans to the securitization pipeline.
The less liquid assets in our mortgage-related investments portfolio increased in YTD 2020 and may continue to do so as we purchase delinquent loans from securities after the forbearance period ends.

Freddie Mac 2Q 2020 Form 10-Q	69

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Affordable Housing Fund Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and pay this amount to certain housing funds. During 2Q 2020 and YTD 2020, we completed $250.9 billion and $398.5 billion, respectively, of new business purchases subject to this requirement and accrued $105 million and $168 million, respectively, of related expense. We are prohibited from passing through these costs to the originators of the loans that we purchase.
Proposed Affordable Housing Goals for 2021

On July 20, 2020, FHFA proposed its single-family and multifamily affordable housing goals for Freddie Mac for 2021. Due to the economic uncertainty related to the COVID-19 pandemic, FHFA is proposing benchmarks for 2021 only, and those levels will remain the same as they were for 2018-2020.
Our current and proposed affordable housing goal benchmark levels are set forth below.
Table 54 - Current and Proposed 2021 Affordable Housing Goal Benchmark Levels

	Current Benchmark Levels for 2020	Proposed Benchmark Levels for 2021
Single-family purchase money goals (Benchmark levels):
Low-income	24%	24%
Very low-income	6%	6%
Low-income areas	18%	TBD
Low-income areas subgoal	14%	14%
Single-family refinance low-income goal (Benchmark level)	21%	21%
Multifamily low-income goal (In units)	315,000	315,000
Multifamily very low-income subgoal (In units)	60,000	60,000
Multifamily small property low-income subgoal (In units)	10,000	10,000
Duty to Serve Underserved Markets

In July 2020, FHFA announced that, due to the market disruption and uncertainty caused by the COVID-19 pandemic, it has made temporary adjustments to the Duty to Serve program for 2020 and 2021 by amending the 2020 modification process and extending our 2018-2020 Duty to Serve Underserved Markets Plan by one year to include 2021 activities and objectives. FHFA has instructed us to submit 2020 modification requests and proposed 2021 activities and objectives by September 15, 2020. FHFA expects that Freddie Mac’s next three-year Duty to Serve Underserved Markets Plan, covering 2022-2024, will be due in May 2021.

Freddie Mac 2Q 2020 Form 10-Q	70

Management's Discussion and Analysis	Regulation and Supervision

Legislative and Regulatory Developments
FHFA Re-Proposed Capital Rule for the Enterprises

On May 20, 2020, FHFA issued a notice of proposed rulemaking for a new Enterprise Regulatory Capital Framework for Freddie Mac and Fannie Mae. This proposed rule is a re-proposal of the Enterprise Capital Rule published by FHFA in July 2018.  FHFA is seeking comments on the re-proposed capital rule through August 31, 2020.
The re-proposed capital rule significantly expands on the requirements included in the 2018 proposed rule, primarily by incorporating several bank regulatory concepts that are intended to increase both the quality and quantity of capital that the Enterprises would be required to hold. The re-proposed capital rule also includes provisions designed to limit the pro-cyclicality of the risk-based capital provisions in the 2018 proposed rule. The re-proposed capital rule, if adopted, would significantly increase our capital requirements and could affect our business strategies, perhaps significantly.
The re-proposed capital rule would establish six capital requirements for the Enterprises: four risk-based requirements, which, in part, evaluate specified types of capital against a percentage of an Enterprise’s risk-weighted assets, and two leverage requirements, which evaluate specified types of capital against a percentage of an Enterprise’s adjusted total assets. The re-proposed capital rule also would specify certain capital buffer amounts. If an Enterprise does not maintain capital levels in excess of these supplemental buffer requirements, its ability to make certain capital distributions and discretionary executive bonus payments would be limited.
The re-proposed capital rule includes provisions for an Enterprise to calculate its risk-weighted assets under a “standardized approach,” which specifies requirements, based on relative risk, to determine a risk weight for the Enterprise’s assets and exposures. The standardized approach includes provisions to calculate risk weights for credit exposures to single-family and multifamily loans, credit risk transfers, derivatives, and other on- and off-balance sheet assets and exposures. The standardized approach also specifies requirements for including market and operational risks in the calculation of an Enterprise’s risk-weighted assets. In addition to requiring an Enterprise to use the standardized approach, the re-proposed capital rule also would require an Enterprise to calculate its risk-weighted assets using an “advanced approach,” which would rely entirely on the Enterprise’s models.  In determining its risk-weighted assets for evaluating capital adequacy, an Enterprise would use the higher of the amounts calculated under the standardized approach and the advanced approach.
We cannot predict whether and when FHFA will finalize new capital requirements for the Enterprises and how much capital any final requirements would require the Enterprises to hold.
Proposed Rule to Extend Qualified Mortgage Definition

On June 22, 2020, the CFPB issued a proposed rule to extend the category of qualified mortgages that consists of loans that are eligible for purchase or guarantee by either Freddie Mac or Fannie Mae until the effective date of final amendments to the definition of a qualified mortgage in the ability-to-repay rule. This category of qualified mortgages is currently scheduled to expire in January 2021. The CFPB also proposed amendments to the general qualified mortgage definition to replace the 43% DTI limit with a price-based threshold, as measured by comparing a loan’s annual percentage rate (APR) to the average prime offer rate (APOR) for a comparable transaction.
Derivative Margin Requirements

On July 1, 2020, FHFA and certain banking agencies (the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and Farm Credit Administration) published in the Federal Register a rule extending the implementation deadlines for swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants to exchange collateral with their counterparties as initial margin for swaps that are not centrally cleared. The Commodity Futures Trading Commission (CFTC) and regulators in other jurisdictions whose rules are relevant to Freddie Mac’s derivatives trading relationships (as a result of direct application to Freddie Mac’s counterparties) have similarly delayed implementation or are expected to do so. As a result, Freddie Mac now anticipates that our OTC derivative transactions will become subject to the initial margin requirements on September 1, 2021.

Freddie Mac 2Q 2020 Form 10-Q	71

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-family Guarantee, Multifamily, and Capital Markets segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, the effects of the COVID-19 pandemic and actions taken in response thereto on our business, financial condition, and liquidity, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, and our results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Other Information - Risk Factors in our Form 10-Q for the quarter ended March 31, 2020, the Risk Factors section in our 2019 Annual Report, and:

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

■	Changes in the fiscal and monetary policies of the Federal Reserve (including purchasing agency MBS and agency CMBS in amounts needed to support the market during the COVID-19 pandemic);

■	Changes in tax laws;

■	Changes in accounting policies, practices, or guidance, such as our adoption of CECL;

■	Changes in economic and market conditions generally, and as a result of the COVID-19 pandemic, including changes in employment rates, interest rates, spreads, and house prices;

■	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase and fixed-rate vs. ARM);

■	The success of our efforts to mitigate our losses on our single-family credit guarantee portfolio;

■	The success of our strategy to transfer mortgage credit risk through STACR debt note, STACR Trust note, ACIS, K Certificate, SB Certificate, and other CRT transactions;

■	Our ability to maintain adequate liquidity to fund our operations;

■	Our ability to maintain the security and resiliency of our operational systems and infrastructure, including against cyberattacks;

■	Our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

■	The adequacy of our risk management framework, including the adequacy of the CCF for measuring risk;

■	Our ability to manage mortgage credit risk, including the effect of changes in underwriting and servicing practices;

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

■	Changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

■	Changes in investor demand for our debt or mortgage-related securities;

■	Our ability to align pooling practices and the treatment of forbearance loans with Fannie Mae;

Freddie Mac 2Q 2020 Form 10-Q	72

Management's Discussion and Analysis	Forward-Looking Statements

■	Changes in the practices of loan originators, servicers, investors, and other participants in the secondary mortgage market;

■	The discontinuance of, transition from, or replacement of LIBOR and the adverse consequences it could have on our business and operations;

■	The occurrence of a major natural or other catastrophic event (such as the COVID-19 pandemic) in areas in which our offices or significant portions of our total mortgage portfolio are located; and

■	Other factors and assumptions described in this Form 10-Q and our 2019 Annual Report, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-Q, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac 2Q 2020 Form 10-Q	73

Financial Statements

Financial Statements

Freddie Mac 2Q 2020 Form 10-Q	74

Financial Statements	Condensed Consolidated Statements of Comprehensive Income

FREDDIE MAC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	2Q 2020	2Q 2019	YTD 2020	YTD 2019
Interest income
Mortgage loans	$15,026	$17,358	$31,658	$35,304
Investment securities	637	684	1,289	1,373
Other	53	420	361	771
Total interest income	15,716	18,462	33,308	37,448
Interest expense	(12,840)	(15,535)	(27,647)	(31,368)
Net interest income	2,876	2,927	5,661	6,080

Non-interest income (loss)
Guarantee fee income	469	280	846	570
Investment gains (losses), net	670	(138)	(165)	(651)
Other income (loss)	134	143	229	126
Non-interest income (loss)	1,273	285	910	45
Net revenues	4,149	3,212	6,571	6,125

Benefit (provision) for credit losses	(705)	160	(1,938)	295

Non-interest expense
Salaries and employee benefits	(327)	(328)	(668)	(650)
Professional services	(88)	(122)	(164)	(227)
Other administrative expense	(186)	(169)	(356)	(320)
Total administrative expense	(601)	(619)	(1,188)	(1,197)
Credit enhancement expense	(233)	(177)	(464)	(339)
Expected credit enhancement recoveries	221	38	688	42
REO operations expense	(14)	(81)	(99)	(114)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(442)	(399)	(874)	(789)
Other expense	(140)	(236)	(243)	(360)
Non-interest expense	(1,209)	(1,474)	(2,180)	(2,757)

Income (loss) before income tax (expense) benefit	2,235	1,898	2,453	3,663
Income tax (expense) benefit	(458)	(392)	(503)	(750)
Net income (loss)	1,777	1,506	1,950	2,913

Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	154	304	592	550
Changes in unrealized gains (losses) related to cash flow hedge relationships	11	20	24	38
Changes in defined benefit plans	(4)	(4)	(6)	(10)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	161	320	610	578
Comprehensive income (loss)	$1,938	$1,826	$2,560	$3,491

Net income (loss)	$1,777	$1,506	$1,950	$2,913
Undistributed net worth sweep, senior preferred stock dividends, or future increase in senior preferred stock liquidation preference	(1,938)	(1,826)	(2,320)	(3,491)
Net income (loss) attributable to common stockholders	($161)	($320)	($370)	($578)
Net income (loss) per common share — basic and diluted	($0.05)	($0.10)	($0.11)	($0.18)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2020 Form 10-Q	75

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except share-related amounts)	2020	2019
Assets
Cash and cash equivalents (Notes 1, 3, 14) (includes $908 and $991 of restricted cash and cash equivalents)	$7,605	$5,189
Securities purchased under agreements to resell (Notes 3, 10)	100,525	56,271
Investment securities, at fair value (Note 7)	77,902	75,711
Mortgage loans held-for-sale (Notes 3, 4) (includes $17,526 and $15,035 at fair value)	38,887	35,288
Mortgage loans held-for-investment (Notes 1, 3, 4) (net of allowance for credit losses of $6,606 and $4,234)	2,061,753	1,984,912
Accrued interest receivable (Notes 3, 4, 7, 10) (net of allowance of $57 and $0)	7,132	6,848
Derivative assets, net (Notes 9, 10)	1,402	844
Deferred tax assets, net (Note 12)	5,698	5,918
Other assets (Notes 3, 18) (includes $5,141 and $4,627 at fair value)	34,751	22,799
Total assets	$2,335,655	$2,193,780
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,246	$6,559
Debt (Notes 3, 8) (includes $3,086 and $3,938 at fair value)	2,308,301	2,169,685
Derivative liabilities, net (Notes 9, 10)	839	372
Other liabilities (Notes 3, 18)	8,827	8,042
Total liabilities	2,324,213	2,184,658
Commitments and contingencies (Notes 5, 9, 16)
Equity (Note 11)
Senior preferred stock (liquidation preference of $82,152 and $79,322)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,292 shares and 650,059,033 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(72,478)	(74,188)
AOCI, net of taxes, related to:
Available-for-sale securities	1,210	618
Cash flow hedge relationships	(220)	(244)
Defined benefit plans	58	64
Total AOCI, net of taxes	1,048	438
Treasury stock, at cost, 75,804,594 shares and 75,804,853 shares	(3,885)	(3,885)
Total equity	11,442	9,122
Total liabilities and equity	$2,335,655	$2,193,780
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	June 30,	December 31,
(In millions)	2020	2019
Condensed Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-investment	$2,000,649	$1,940,523
All other assets	74,186	40,598
Total assets of consolidated VIEs	$2,074,835	$1,981,121
Liabilities: (Note 3)
Debt	$2,020,866	$1,898,355
All other liabilities	5,617	5,537
Total liabilities of consolidated VIEs	$2,026,483	$1,903,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2020 Form 10-Q	76

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at March 31, 2020	1	464	650	$72,648	$14,109	$—	$—	($74,255)	$887	($3,885)	$9,504
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	1,777	—	—	1,777
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	161	—	161
Comprehensive income (loss)	—	—	—	—	—	—	—	1,777	161	—	1,938
Ending balance at June 30, 2020	1	464	650	$72,648	$14,109	$—	$—	($72,478)	$1,048	($3,885)	$11,442

Balance at March 31, 2019	1	464	650	$72,648	$14,109	$—	$—	($78,330)	$123	($3,885)	$4,665
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	1,506	—	—	1,506
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	320	—	320
Comprehensive income (loss)	—	—	—	—	—	—	—	1,506	320	—	1,826
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(1,665)	—	—	(1,665)
Ending balance at June 30, 2019	1	464	650	$72,648	$14,109	$—	$—	($78,489)	$443	($3,885)	$4,826

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2019	1	464	650	$72,648	$14,109	$—	$—	($74,188)	$438	($3,885)	$9,122
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	1,950	—	—	1,950
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	610	—	610
Comprehensive income (loss)	—	—	—	—	—	—	—	1,950	610	—	2,560
Cumulative effect from adoption of CECL	—	—	—	—	—	—	—	(240)	—	—	(240)
Ending balance at June 30, 2020	1	464	650	$72,648	$14,109	$—	$—	($72,478)	$1,048	($3,885)	$11,442

Balance at December 31, 2018	1	464	650	$72,648	$14,109	$—	$—	($78,260)	($135)	($3,885)	$4,477
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	2,913	—	—	2,913
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	578	—	578
Comprehensive income (loss)	—	—	—	—	—	—	—	2,913	578	—	3,491
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(3,142)	—	—	(3,142)
Ending balance at June 30, 2019	1	464	650	$72,648	$14,109	$—	$—	($78,489)	$443	($3,885)	$4,826
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2020 Form 10-Q	77

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2020	YTD 2019
Net cash provided by (used in) operating activities	$428	$5,610
Cash flows from investing activities
Purchases of trading securities	(78,316)	(49,153)
Proceeds from sales of trading securities	58,808	39,094
Proceeds from maturities and repayments of trading securities	11,172	5,786
Purchases of available-for-sale securities	(5,668)	(4,074)
Proceeds from sales of available-for-sale securities	24,810	6,864
Proceeds from maturities and repayments of available-for-sale securities	1,737	2,041
Purchases of mortgage loans acquired as held-for-investment	(221,933)	(85,212)
Proceeds from sales of mortgage loans acquired as held-for-investment	2,706	5,975
Proceeds from repayments of mortgage loans acquired as held-for-investment	294,343	128,451
Advances under secured lending arrangements	(47,276)	(18,759)
Repayments of secured lending arrangements	964	488
Net proceeds from dispositions of real estate owned and other recoveries	446	599
Net (increase) decrease in securities purchased under agreements to resell	(43,234)	(17,927)
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	(9,273)	(7,418)
Other, net	(292)	(302)
Net cash provided by (used in) investing activities	(11,006)	6,453
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	267,231	93,610
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(268,704)	(130,056)
Proceeds from issuance of other debt	834,121	373,249
Repayments of other debt	(819,614)	(349,517)
Payment of cash dividends on senior preferred stock	—	(3,142)
Other, net	(40)	(53)
Net cash provided by (used in) financing activities	12,994	(15,909)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	2,416	(3,846)
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	5,189	7,273
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$7,605	$3,427

Supplemental cash flow information
Cash paid for:
Debt interest	$35,486	$34,715
Income taxes	340	306
Non-cash investing and financing activities (Note 4, 7, 8, and 10)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2020 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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
Cash and Cash Equivalents

Upon adoption of CECL on January 1, 2020, we measure an allowance for credit losses on cash equivalents based on expected credit losses over the contractual term of the instrument. As of June 30, 2020, we did not recognize an allowance for credit losses on our cash equivalents due to their overall high credit quality and short-term nature.

Freddie Mac 2Q 2020 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Condensed Consolidated Financial Statements
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

		January 1, 2020	The adoption of the amendments did not have a material effect on our consolidated financial statements or on our disclosures.

Freddie Mac 2Q 2020 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

CECL Transition Impacts
The table below provides details on the transition impacts of adopting CECL. Other balance sheet lines not presented were not affected by CECL.
Table 1.1 CECL Transition Impacts

(In millions)	December 31, 2019	Transition Adjustments	January 1, 2020
Assets
Mortgage loans held-for-investment:
Single-family	$1,971,657	$199	$1,971,856
Multifamily	17,489	—	17,489
Less allowance for credit losses:
Single-family	(4,222)	(668)	(4,890)
Multifamily	(12)	(24)	(36)
Mortgage loans held-for-investment, net	1,984,912	(493)	1,984,419
Deferred tax assets, net	5,918	64	5,982
Other assets	22,799	193	22,992
Total transition adjustments		($236)
Liabilities and equity
Other liabilities	8,042	4	8,046
Retained earnings (accumulated deficit)	(74,188)	(240)	(74,428)
Total transition adjustments		($236)

Upon adoption of CECL on January 1, 2020, we did not recognize an allowance for credit losses on cash equivalents, investments in debt securities classified as available-for-sale, or securities purchased under agreements to resell. See Note 7 and Note 10, respectively, for additional information.

Freddie Mac 2Q 2020 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

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
In addition, pursuant to the September 2019 Letter Agreement, the liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, beginning on September 30, 2019, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter, until the liquidation preference has increased by $17.0 billion. As a result, the liquidation preference of the senior preferred stock increased from $81.8 billion on March 31, 2020 to $82.2 billion on June 30, 2020 based on the $0.4 billion increase in our Net Worth Amount during 1Q 2020, and will increase to $84.1 billion on September 30, 2020 based on the $1.9 billion increase in our Net Worth Amount during 2Q 2020.
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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

In February 2019, FHFA directed us to maintain the UPB of our mortgage-related investments portfolio at or below $225 billion at all times. We began including 10% of the notional value of certain interest-only securities owned by Freddie Mac in the calculation of this portfolio during 1Q 2020 as directed by FHFA in November 2019. The UPB of this portfolio was $199.4 billion at June 30, 2020, including $5.3 billion representing 10% of the notional amount of the interest-only securities we held as of June 30, 2020. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations imposed by the Purchase Agreement and FHFA.
Government Support for Our Business

We receive substantial support from Treasury and are dependent upon its continued support to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to:

Freddie Mac 2Q 2020 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

■	Keeping us solvent;

■	Allowing us to focus on our primary business objectives under conservatorship; and

■	Avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.
At March 31, 2020, our assets exceeded our liabilities under GAAP; therefore, FHFA, as Conservator, did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during 2Q 2020. The amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
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
We account for our investment in CSS using the equity method. We increase the carrying value of our investment in CSS when we contribute capital to CSS. We recognize our equity in the net earnings of CSS each period as a component of investment gains (losses), net on our condensed consolidated statements of comprehensive income (loss). During YTD 2020, we contributed $48 million of capital to CSS, and we have contributed $618 million since we began making contributions in the fourth quarter of 2014. The carrying value of our investment in CSS was $29 million and $35 million as of June 30, 2020 and December 31, 2019, respectively, and was included in other assets on our condensed consolidated balance sheets.

Freddie Mac 2Q 2020 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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
Table 3.1 - Consolidated VIEs

(In millions)	June 30, 2020	December 31, 2019
Condensed Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents (includes $820 and $869 of restricted cash and cash equivalents)	$821	$870
Securities purchased under agreements to resell	47,364	23,137
Investment securities, at fair value	988	597
Mortgage loans held-for-investment, net	2,000,649	1,940,523
Accrued interest receivable, net	6,481	6,170
Other assets	18,532	9,824
Total assets of consolidated VIEs	$2,074,835	$1,981,121
Liabilities:
Accrued interest payable	$5,617	$5,536
Debt	2,020,866	1,898,355
Other liabilities	—	1
Total liabilities of consolidated VIEs	$2,026,483	$1,903,892

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

Freddie Mac 2Q 2020 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

proceeds from related collateral liquidation, including possible recoveries under credit enhancements. See Note 6 for additional information on credit enhancements.
Table 3.2 - Non-Consolidated VIEs

(In millions)	June 30, 2020	December 31, 2019
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investment securities, at fair value	$40,939	$37,918
Accrued interest receivable, net	244	212
Derivative assets, net	33	14
Other assets	5,050	3,951
Liabilities:
Derivative liabilities, net	72	108
Other liabilities	3,835	3,761
Maximum Exposure to Loss(2)	341,655	307,820
Total Assets of Non-Consolidated VIEs	344,652	335,562

(1)
Includes our variable interests in REMICs and Strips, commingled Supers, K Certificates, SB Certificates, certain senior subordinate securitization structures, and other securitization products that we do not consolidate.

(2)	Includes amounts related to Fannie Mae securities backing non-consolidated Freddie Mac resecuritization trusts. These amounts were previously included in text in prior periods.
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

Freddie Mac 2Q 2020 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4
Mortgage Loans and Allowance for Credit Losses
On January 1, 2020, we adopted CECL, which changed certain of our significant accounting policies for mortgage loans held- for-investment and the associated allowance for credit losses, as discussed further in the sections below.
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 4.1 - Mortgage Loans

	June 30, 2020			December 31, 2019
(In millions)	Held by Freddie Mac	Held by Consolidated Trusts	Total	Held by Freddie Mac	Held by Consolidated Trusts	Total
Held-for-sale:
Single-family	$18,569	$—	$18,569	$18,543	$—	$18,543
Multifamily	21,873	—	21,873	18,954	—	18,954
Total UPB	40,442	—	40,442	37,497	—	37,497
Cost basis and fair value adjustments, net	(1,555)	—	(1,555)	(2,209)	—	(2,209)
Total held-for-sale loans, net	38,887	—	38,887	35,288	—	35,288
Held-for-investment:
Single-family	50,062	1,952,767	2,002,829	35,324	1,902,958	1,938,282
Multifamily	11,039	9,064	20,103	10,831	6,642	17,473
Total UPB	61,101	1,961,831	2,022,932	46,155	1,909,600	1,955,755
Cost basis adjustments	1,102	44,325	45,427	(183)	33,574	33,391
Allowance for credit losses	(1,099)	(5,507)	(6,606)	(1,583)	(2,651)	(4,234)
Total held-for-investment loans, net	61,104	2,000,649	2,061,753	44,389	1,940,523	1,984,912
Total mortgage loans, net	$99,991	$2,000,649	$2,100,640	$79,677	$1,940,523	$2,020,200

We own both single-family loans, which are secured by one- to four-unit residential properties, and multifamily loans, which are secured by properties with five or more residential rental units. Our single-family loans are predominantly first lien, fixed-rate loans secured by the borrower's primary residence. We do not typically acquire loans that have experienced more-than-insignificant deterioration in credit quality since origination as of our acquisition date, although we may acquire such loans in connection with certain of our securitization activities or other mortgage-related guarantees. In addition, in April 2020, we announced that we would temporarily purchase certain single-family mortgage loans that have entered into forbearance as a result of borrower hardship caused by the COVID-19 pandemic. Our purchases of such loans have been insignificant.
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

Freddie Mac 2Q 2020 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Cash flows related to loans originally classified as held-for-investment are classified as either investing activities (e.g., principal repayments) or operating activities (e.g., interest payments received from borrowers included within net income (loss)) on our condensed consolidated statements of cash flows. Cash flows related to loans originally classified as held-for-sale are classified as operating activities on our condensed consolidated statements of cash flows.
The table below provides details of the UPB of loans we purchased, reclassified from held-for-investment to held-for-sale, and sold during the periods presented.
Table 4.2 - Loans Purchased, Reclassified from Held-for-Investment to Held-for-Sale, and Sold

(In billions)	2Q 2020	2Q 2019	YTD 2020	YTD 2019
Single-family:
Purchases
Held-for-investment loans	$230.7	$101.6	$368.4	$171.2
Reclassified from held-for-investment to held-for-sale(1)	0.8	1.0	3.4	5.1
Sale of held-for-sale loans(2)	—	3.6	2.2	5.7
Multifamily:
Purchases
Held-for-investment loans	3.1	1.4	4.3	2.5
Held-for-sale loans	16.4	15.9	24.6	27.4
Reclassified from held-for-investment to held-for-sale(1)	0.6	0.3	0.6	0.8
Sale of held-for-sale loans(3)	11.0	15.2	21.7	29.9

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
Table 4.3 - Loan Reclassifications

	2Q 2020			YTD 2020
(In millions)	Unpaid Principal Balance	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	Unpaid Principal Balance	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-family reclassifications from:
Held-for-investment to held-for-sale(1)	$759	$34	$—	$3,396	$248	$—
Held-for-sale to held-for-investment	244	20	4	245	20	4
Multifamily reclassifications from:
Held-for-investment to held-for-sale	615	—	—	647	—	—
Held-for-sale to held-for-investment	89	—	—	571	(1)	—

(1)	Prior to reclassification from held-for-investment to held-for-sale, we charged-off $94 million and $173 million against the allowance for credit losses during 2Q 2020 and YTD 2020.

Freddie Mac 2Q 2020 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
We make an exception to our standard non-accrual policy for loans in active COVID-19-related forbearance plans that were current prior to receiving forbearance and do not place such loans on non-accrual status based solely on delinquency status. For these loans, we consider additional factors, such as current LTV ratio, and continue to accrue interest while the loan is in forbearance and is three or more monthly payments past due when we believe the available evidence indicates that collectability of principal and interest is reasonably assured. When we accrue interest on loans that are three or more monthly payments past due, we measure an allowance for expected credit losses on unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect.
The table below presents the amortized cost basis of non-accrual loans as of March 31, 2020 and June 30, 2020, including the interest income recognized for the periods presented that is related to the loans on non-accrual status at end of the periods.
Table 4.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-accrual

	Non-accrual Amortized Cost Basis		Interest Income Recognized
(In millions)	March 31, 2020	June 30, 2020	2Q 2020	YTD 2020(1)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$5,494	$10,226	($35)	$30
15-year amortizing fixed-rate	241	528	(2)	1
Adjustable-rate	83	150	—	—
Alt-A, interest-only, and option ARM	389	540	(1)	2
Total single-family	6,207	11,444	(38)	33
Total multifamily	13	—	—	—
Total single-family and multifamily	$6,220	$11,444	($38)	$33

(1)	Represents the amount of interest income recognized for the held-for-investment loans on non-accrual status as of June 30, 2020
The table below provides the amount of accrued interest receivable, net presented on our condensed consolidated balance sheets and the amount of accrued interest receivable related to loans on non-accrual status at end of the periods that is written off through reversal of interest income on our condensed consolidated statements of comprehensive income (loss) by portfolio.
Table 4.5 - Accrued Interest Receivable, Net and Related Charge-offs

	June 30, 2020	2Q 2020	YTD 2020
(In millions)	Accrued Interest Receivable, Net	Accrued Interest Receivable Related Charge-offs	Accrued Interest Receivable Related Charge-offs
Single-family loans	$6,639	($92)	($121)
Multifamily loans	132	—	—

Allowance for Credit Losses

On January 1, 2020, we adopted CECL. The objective of CECL is to recognize an allowance for credit losses that is deducted from or added to the amortized cost basis of the financial asset to present the net amount expected to be collected on the financial asset on the condensed consolidated balance sheets. Under CECL, an allowance for credit losses is recognized before a loss event has been incurred, which results in earlier recognition of credit losses compared to the previous incurred loss methodology.

Freddie Mac 2Q 2020 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Our allowance for credit losses on mortgage loans pertains to all single-family and multifamily loans classified as held-for-investment for which we have not elected the fair value option. We recognize changes in the allowance for credit losses by recording a provision for credit losses (or reversal of a provision for credit losses) on our condensed consolidated statements of comprehensive income (loss). We measure the allowance for credit losses on a collective basis when our loans share similar risk characteristics. We record charge-offs in the period in which a loan is deemed uncollectible. Proceeds received in excess of amounts previously written off are recorded as a decrease to REO operations expense on our condensed consolidated statements of comprehensive income (loss).
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
The table below summarizes changes in our allowance for credit losses for single-family and multifamily loans held-for-investment, single-family advances of pre-foreclosure costs, and single-family accrued interest receivable related to loans in forbearance caused by the COVID-19 pandemic.
Table 4.6 - Details of the Allowance for Credit Losses

(In millions)	2Q 2020	2Q 2019	YTD 2020	YTD 2019
Single-family:
Beginning balance(1)	$6,298	$5,536	$5,184	$6,130
(Benefit) provision for credit losses	615	(162)	1,779	(299)
Charge-offs	(118)	(243)	(280)	(847)
Recoveries collected	36	128	124	234
Other	31	21	55	62
Single-family ending balance	6,862	5,280	6,862	5,280
Multifamily ending balance	124	12	124	12
Total ending balance	$6,986	$5,292	$6,986	$5,292

Components of ending balance of single-family allowance for credit losses:
Mortgage loans held-for-investment	$6,482	$5,280
Advances of pre-foreclosure costs	323	N/A
Accrued interest receivable	57	N/A
Total	$6,862	$5,280

(1)	Includes transition adjustments recognized upon the adoption of CECL on January 1, 2020. See Note 1 for more information on transition adjustments.
During the 2020 periods, (benefit) provision for credit losses shifted to a provision from a benefit in the 2019 periods primarily due to higher expected credit losses as a result of the negative economic effects of the COVID-19 pandemic. The higher expected credit losses during YTD 2020 were primarily driven by the following factors:

■
Expected credit losses related to COVID-19 relief programs - Our provision for credit losses in YTD 2020 required significant management judgment to estimate the impact of COVID-19-related forbearance and relief programs on our expected credit losses. These judgments included estimates of the number of loans that will receive forbearance, the likely exit paths for loans in forbearance, and the number of loans where forbearance will be unsuccessful and the borrower will ultimately default. These factors resulted in a significant increase in our provision for credit losses for YTD 2020, with the majority of the increase occurring in 1Q 2020. In total, we have increased our allowance for credit losses for single-family mortgage loans held-for-investment by $2.1 billion as a result of the forbearance plans related to the COVID-19 pandemic.

■
Changes in forecasted house price growth rates - The overall effect of forecasted house price changes on our provision for credit losses for YTD 2020 was relatively minor, with an increase in provision in 1Q 2020 being largely offset by the improvement in 2Q 2020.

■
Declines in forecasted interest rates - The effect of the significant declines in mortgage interest rates during YTD 2020 partially offset the increase in the provision for credit losses as a result of the COVID-19 pandemic.

In addition, charge-offs decreased in the 2020 periods due to a lower volume of transfers of single-family loans from held-for-investment to held-for-sale. The decline in economic activity caused by the COVID-19 pandemic, and the corresponding

Freddie Mac 2Q 2020 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
The discounted cash flow model we use to estimate the single-family loan allowance for credit losses forecasts cash flows over the loan’s remaining contractual life, adjusted for expectations of prepayments and TDRs we reasonably expect will occur. We do not have a reasonable and supportable forecast period beyond which we revert to historical loss information. Cash flow estimates are discounted at the loan’s prepayment-adjusted effective interest rate. For adjustable-rate loans, forecasts are adjusted for projections in the underlying benchmark interest rate. For both fixed-rate and adjustable-rate loans, we forecast cash flows we expect to collect using our historical experience, such as historical default rates and severity of loss based on loan characteristics, adjusted for current and future economic forecasts, such as current and projected house price appreciation and interest rate forecasts, and estimated recoveries from loss mitigation activities, attached credit enhancements, and disposition of collateral, less estimated disposition costs. We calculate the allowance for credit losses on accrued interest receivable based on similar default rate assumptions to those used for the related loans. We calculate the allowance for credit losses for advances of pre-foreclosure costs based on the amounts we expect to collect using our historical experience such as historical default rates.
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

Freddie Mac 2Q 2020 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
The tables below present the amortized cost basis of single-family held-for-investment loans by current LTV ratio. Our current LTV ratios are estimates based on available data through the end of each respective period presented. For reporting purposes:

■
Loans within the Alt-A category continue to be presented in that category following modification, even though the borrower may have provided full documentation of assets and income to complete the modification and

■	Loans within the option ARM category continue to be presented in that category following modification, even though the modified loan no longer provides for optional payment provisions.

Freddie Mac 2Q 2020 Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Table 4.7 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	June 30, 2020
	Year of Origination						Total
(In millions)	2020	2019	2018	2017	2016	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 80	$174,328	$217,266	$110,270	$158,778	$203,787	$588,770	$1,453,199
> 80 to 100	92,443	122,693	40,856	14,087	3,280	9,110	282,469
> 100(1)	496	192	76	131	126	1,963	2,984
Total 20- and 30-year or more, amortizing fixed-rate	267,267	340,151	151,202	172,996	207,193	599,843	1,738,652
15-year amortizing fixed-rate
≤ 80	41,123	36,883	15,881	25,373	35,694	100,826	255,780
> 80 to 100	5,813	2,718	246	48	24	48	8,897
> 100(1)	39	7	5	9	7	15	82
Total 15-year amortizing fixed-rate	46,975	39,608	16,132	25,430	35,725	100,889	264,759
Adjustable-rate
≤ 80	1,782	2,237	1,833	4,856	3,254	17,363	31,325
> 80 to 100	416	393	190	155	18	26	1,198
> 100(1)	2	1	—	—	—	3	6
Total Adjustable-rate	2,200	2,631	2,023	5,011	3,272	17,392	32,529
Alt-A, Interest-only, and option ARM
≤ 80	—	—	—	—	—	11,523	11,523
> 80 to 100	—	—	—	—	—	635	635
> 100(1)	—	—	—	—	—	118	118
Total Alt-A, Interest-only, and option ARM	—	—	—	—	—	12,276	12,276
Total single-family loans	$316,442	$382,390	$169,357	$203,437	$246,190	$730,400	$2,048,216

Total for all loan product types by CLTV ratio:
≤ 80	$217,233	$256,386	$127,984	$189,007	$242,735	$718,482	$1,751,827
> 80 to 100	98,672	125,804	41,292	14,290	3,322	9,819	293,199
> 100(1)	537	200	81	140	133	2,099	3,190
Total single-family loans	$316,442	$382,390	$169,357	$203,437	$246,190	$730,400	$2,048,216
Referenced footnotes are included after the next table.

	December 31, 2019
	Current LTV Ratio			Total
(In millions)	≤ 80	> 80 to 100	> 100(1)
20- and 30-year or more, amortizing fixed-rate	$1,405,562	$267,752	$3,954	$1,677,268
15-year amortizing fixed-rate	236,837	6,797	89	243,723
Adjustable-rate	35,478	1,425	6	36,909
Alt-A, interest-only, and option ARM	12,668	901	188	13,757
Total single-family loans	$1,690,545	$276,875	$4,237	$1,971,657

(1)
The serious delinquency rate for the single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 9.23% and 4.51% as of June 30, 2020 and December 31, 2019, respectively.

Multifamily
The table below presents the amortized cost basis of our multifamily held-for-investment loans, by credit quality indicator, based on available data through the end of each period presented. These indicators involve significant management judgment and are defined as follows:

■	"Pass" is current and adequately protected by the current financial strength and debt service capacity of the borrower;

■	"Special mention" has administrative issues that may affect future repayment prospects but does not have current credit weaknesses. In addition, this category generally includes loans in forbearance;

■	"Substandard" has a weakness that jeopardizes the timely full repayment; and

Freddie Mac 2Q 2020 Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

■	"Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.
Table 4.8 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator by Vintage

	June 30, 2020								December 31, 2019
	Year of Origination							Total	Total
(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans
Category:
Pass	$3,796	$7,438	$1,224	$824	$618	$3,084	$2,286	$19,270	$17,227
Special mention	—	489	115	20	—	107	—	731	141
Substandard	—	11	18	36	—	77	—	142	121
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,796	$7,938	$1,357	$880	$618	$3,268	$2,286	$20,143	$17,489

Past Due Status

The tables below present the amortized cost basis of our single-family and multifamily loans, held-for-investment, by payment status. Pursuant to FHFA guidance and the CARES Act, we offer mortgage relief options for borrowers affected by the COVID-19 pandemic. Among other things, we are offering forbearance to single-family and multifamily borrowers experiencing a financial hardship, either directly or indirectly, related to COVID-19. We report single-family loans in forbearance as past due during the forbearance period to the extent that payments are past due based on the loan's original contractual terms, irrespective of the forbearance agreement, based on the information reported to us by our servicers. We report multifamily loans in forbearance as current as long as the borrower is in compliance with the forbearance agreement, including the agreed upon repayment plan. As a result, all multifamily loans in forbearance are reported as current in the tables below, even if payments are past due based on the loan's original contract terms.
Table 4.9 - Amortized Cost Basis of Held -for-Investment Loans by Payment Status

	June 30, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing	Non-accrual With No Allowance(2)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,635,356	$23,630	$32,285	$47,381	$1,738,652	$37,452	$493
15-year amortizing fixed-rate	256,539	2,060	2,932	3,228	264,759	2,649	6
Adjustable-rate	30,623	403	641	862	32,529	711	5
Alt-A, interest-only, and option ARM	10,110	518	549	1,099	12,276	571	103
Total single-family	1,932,628	26,611	36,407	52,570	2,048,216	41,383	607
Total multifamily(3)	20,143	—	—	—	20,143	—	—
Total single-family and multifamily	$1,952,771	$26,611	$36,407	$52,570	$2,068,359	$41,383	$607

Freddie Mac 2Q 2020 Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	December 31, 2019
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,653,113	$15,481	$3,326	$5,348	$1,677,268	$5,822
15-year amortizing fixed-rate	242,177	1,131	175	240	243,723	252
Adjustable-rate	36,537	238	45	89	36,909	104
Alt-A, interest-only, and option ARM	12,690	489	161	417	13,757	205
Total single-family	1,944,517	17,339	3,707	6,094	1,971,657	6,383
Total multifamily	17,489	—	—	—	17,489	13
Total single-family and multifamily	$1,962,006	$17,339	$3,707	$6,094	$1,989,146	$6,396

(1)	Includes $1.4 billion and $1.8 billion of single-family loans that were in the process of foreclosure as of June 30, 2020 and December 31, 2019, respectively.

(2)
Loans with no allowance primarily represent those loans that were previously charged-off and therefore the collateral value is sufficiently in excess of the amortized cost to result in recovery of the entire amortized cost basis if the property were foreclosed upon or otherwise subject to disposition.

(3)	As of June 30, 2020, includes $0.7 billion of multifamily loans in forbearance that are reported as current.
FHFA requires us to purchase single-family loans from securities if they are delinquent for 120 days, and we have the option to purchase sooner under certain circumstances (e.g., imminent default and seller breaches of representations and warranties). We generally have been purchasing loans from securities when the loans have been delinquent for 120 days or more. In April 2020, we announced that FHFA has instructed us to maintain loans in payment forbearance plans (including COVID-19 payment forbearance plans) in mortgage-backed security pools for at least the duration of the forbearance plan. Once the forbearance period expires, the loan will remain in the related securities pool while (i) an offer to reinstate the loan or enter into either a payment deferral solution, repayment plan or a trial period plan pursuant to a loan modification remains outstanding; (ii) the loan is in an active repayment plan or trial period plan; or (iii) a payment deferral solution is in effect.
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

Freddie Mac 2Q 2020 Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
In addition, Section 4022 and Section 4023 of the CARES Act require us to offer forbearance to certain single-family and multifamily borrowers, respectively, with an economic hardship related to COVID-19. Recent guidance issued by federal banking regulators and endorsed by the FASB staff has indicated that government-mandated modification or deferral programs related to COVID-19 should not be accounted for as TDRs as the lender did not choose to grant a concession to the borrower. We have concluded that the forbearance programs we are offering under Section 4022 and Section 4023 of the CARES Act are government-mandated deferral programs related to COVID-19, and therefore we will not account for such modifications as TDRs.
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
Of the single-family loans with modifications that were classified as TDRs during 2Q 2020, 2Q 2019, YTD 2020, and YTD 2019, respectively:

■	15%, 8%, 15%, and 8% involved interest rate reductions and, in certain cases, term extensions;

■	18%, 24%, 19%, and 24% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions;

■	The average term extension was 187, 183, 187, and 173 months; and

■	The average interest rate reduction was 0.3%, 0.1%, 0.3%, and 0.1%.
Substantially all of our completed single-family loan modifications classified as a TDR during 2Q 2020, 2Q 2019, YTD 2020, and YTD 2019 resulted in a modified loan with a fixed interest rate.
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
Table 4.10 - TDR Activity

	2Q 2020		2Q 2019		YTD 2020		YTD 2019
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-family:(1)
20- and 30-year or more, amortizing fixed-rate	5,309	$943	6,301	$1,064	11,741	$2,070	13,760	$2,264
15-year amortizing fixed-rate	590	61	725	69	1,319	133	1,671	161
Adjustable-rate	88	15	118	17	185	32	275	42
Alt-A, interest-only, and option ARM	135	19	717	92	301	43	1,046	145
Total single-family	6,122	1,038	7,861	1,242	13,546	2,278	16,752	2,612
Multifamily	—	—	—	—	—	—	—	—

(1)
The pre-TDR amortized cost basis for single-family loans initially classified as TDR during 2Q 2020 and YTD 2020 was $1.0 billion and $2.3 billion, respectively, compared to $1.2 billion and $2.6 billion during 2Q 2019 and YTD 2019, respectively.

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

Freddie Mac 2Q 2020 Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Table 4.11 - Payment Defaults of Completed TDR Modifications

	2Q 2020		2Q 2019		YTD 2020		YTD 2019
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-family:
20- and 30-year or more, amortizing fixed-rate	4,116	$791	3,421	$421	6,620	1,218	7,277	$830
15-year amortizing fixed-rate	197	26	108	8	316	40	233	15
Adjustable-rate	59	10	28	4	88	14	62	7
Alt-A, interest-only, and option ARM	349	72	199	28	513	104	509	72
Total single-family	4,721	899	3,756	461	7,537	1,376	8,081	924
Multifamily	—	—	—	—	—	—	—	—
In addition to modifications, loans may be classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or loans in modification trial periods). During YTD 2020 and YTD 2019, 1,936 and 2,818, respectively, of such loans (with a post-TDR amortized cost basis of $0.3 billion during both periods) experienced a payment default within a year after the loss mitigation activity occurred.
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
The table below presents our allowance for loan losses and our recorded investment in loans held-for-investment by impairment evaluation methodology.
Table 4.12 - Net Investment in Loans

	December 31, 2019
(In millions)	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,936,208	$17,408	$1,953,616
Individually evaluated	35,449	81	35,530
Total recorded investment	1,971,657	17,489	1,989,146
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,350)	(12)	(1,362)
Individually evaluated	(2,872)	—	(2,872)
Total ending balance of the allowance	(4,222)	(12)	(4,234)
Net investment in loans	$1,967,435	$17,477	$1,984,912

Freddie Mac 2Q 2020 Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the UPB, recorded investment, related allowance for loan losses, average recorded investment, and interest income recognized for individually impaired loans.
Table 4.13 - Individually Impaired Loans

	December 31, 2019
(In millions)	UPB	Recorded Investment	Associated Allowance
Single-family:
With no allowance recorded: (1)
20- and 30-year or more, amortizing fixed-rate	$2,431	$1,927	N/A
15-year amortizing fixed-rate	21	20	N/A
Adjustable-rate	169	169	N/A
Alt-A, interest-only, and option ARM	847	727	N/A
Total with no allowance recorded	3,468	2,843	N/A
With an allowance recorded: (2)
20- and 30-year or more, amortizing fixed-rate	28,824	28,667	($2,416)
15-year amortizing fixed-rate	616	625	(13)
Adjustable-rate	131	130	(7)
Alt-A, interest-only, and option ARM	3,315	3,184	(436)
Total with an allowance recorded	32,886	32,606	(2,872)
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	31,255	30,594	(2,416)
15-year amortizing fixed-rate	637	645	(13)
Adjustable-rate	300	299	(7)
Alt-A, interest-only, and option ARM	4,162	3,911	(436)
Total single-family	36,354	35,449	(2,872)
Multifamily:
With no allowance recorded (1)	86	81	N/A
With an allowance recorded	—	—	—
Total multifamily	86	81	—
Total single-family and multifamily	$36,440	$35,530	($2,872)
Referenced footnotes are included after the last table in the Impaired Loans section.

	2Q 2019			YTD 2019
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family:
With no allowance recorded: (1)
20- and 30-year or more, amortizing fixed-rate	$2,582	$75	$1	$2,634	$148	$5
15-year amortizing fixed-rate	19	—	—	20	—	—
Adjustable-rate	212	3	—	218	6	—
Alt-A, interest-only, and option ARM	934	18	—	958	36	1
Total with no allowance recorded	3,747	96	1	3,830	190	6
With an allowance recorded: (2)
20- and 30-year or more, amortizing fixed-rate	34,196	498	34	34,767	982	91
15-year amortizing fixed-rate	669	6	1	677	12	2
Adjustable-rate	141	2	—	144	3	1
Alt-A, interest-only, and option ARM	4,101	63	2	4,213	125	9
Total with an allowance recorded	39,107	569	37	39,801	1,122	103
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	36,778	573	35	37,401	1,130	96
15-year amortizing fixed-rate	688	6	1	697	12	2
Adjustable-rate	353	5	—	362	9	1
Alt-A, interest-only, and option ARM	5,035	81	2	5,171	161	10
Total single-family	42,854	665	38	43,631	1,312	109
Multifamily:
With no allowance recorded (1)	66	1	—	66	2	—
With an allowance recorded	17	—	—	16	—	—
Total multifamily	83	1	—	82	2	—
Total single-family and multifamily	$42,937	$666	$38	$43,713	$1,314	$109

(1)
Individually impaired loans with no allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

(2)	Consists primarily of loans classified as TDRs.

(3)	Consists of income recognized during the period related to loans on non-accrual status.

Freddie Mac 2Q 2020 Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.
Table 4.14 - Delinquency Rates

(Dollars in millions)	December 31, 2019
Single-family:
Non-credit-enhanced portfolio
Serious delinquency rate	0.70%
Total number of seriously delinquent loans	42,485
Credit-enhanced portfolio:(1)
Primary mortgage insurance:
Serious delinquency rate	0.79%
Total number of seriously delinquent loans	15,261
Other credit protection:(2)
Serious delinquency rate	0.40%
Total number of seriously delinquent loans	18,143
Total single-family:
Serious delinquency rate	0.63%
Total number of seriously delinquent loans	70,162
Multifamily: (3)
Non-credit-enhanced portfolio:
Delinquency rate	—%
UPB of delinquent loans	$2
Credit-enhanced portfolio:
Delinquency rate	0.09%
UPB of delinquent loans	$244
Total multifamily:
Delinquency rate	0.08%
UPB of delinquent loans	$246

(1)	The credit-enhanced categories are not mutually exclusive, as a single loan may be covered by both primary mortgage insurance and other credit protection.

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
Non-Cash Investing and Financing Activities

During YTD 2020 and YTD 2019, we acquired $162.4 billion and $91.0 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $44.3 billion and $15.5 billion of loans from sellers in guarantor swap transactions and $0.8 billion and $1.3 billion of loans from sellers in cash execution transactions during YTD 2020 and YTD 2019, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 2Q 2020 Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

NOTE 5
Guarantees and Other Off-Balance Sheet Credit Exposures
We generate revenue through our guarantee activities by agreeing to absorb the credit risk associated with certain financial instruments that are owned or held by third parties. In exchange for providing this guarantee, we generally receive an ongoing guarantee fee that is commensurate with the risks assumed and that will, over the long-term, provide us with cash flows that are expected to exceed the credit-related and administrative expenses of the underlying financial instruments. The profitability of our guarantee activities may vary and will be dependent on our guarantee fee and the actual credit performance of the underlying financial instruments that we have guaranteed.
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
Table 5.1 - Financial Guarantees

	June 30, 2020			December 31, 2019
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-family:
Securitization activity guarantees	$26,889	$345	39	$26,818	$361	40
Other mortgage-related guarantees	8,722	194	30	7,492	182	30
Total single-family	$35,611	$539		$34,310	$543
Multifamily:
Securitization activity guarantees	$258,739	$3,361	39	$252,167	$3,333	39
Other mortgage-related guarantees	10,706	450	34	9,989	416	34
Total multifamily	$269,445	$3,811		$262,156	$3,749
Other guarantees measured at fair value	$29,075	$421	30	$24,965	$253	30
Fannie Mae securities backing Freddie Mac resecuritization products	54,287	—	30	27,408	—	30

(1)
The maximum exposure represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements. For other guarantees measured at fair value, this amount represents the notional value if it relates to our market value guarantees or guarantees of third-party derivative instruments or the UPB if it relates to a guarantee of a mortgage-related asset. For certain of our other guarantees measured at fair value, our exposure may be unlimited and, as a result, the notional value is included. We generally reduce our exposure to these guarantees with unlimited exposure through separate contracts with third parties.

(2)
For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our condensed consolidated balance sheets and excludes our allowance for credit losses on off-balance sheet credit exposures. For other guarantees measured at fair value, this amount represents the fair value of the contract.

Freddie Mac 2Q 2020 Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

The tables below show the payment status of the mortgage loans underlying our guarantees that are not measured at fair value.
Table 5.2 – UPB of Loans Underlying Our Guarantees by Payment Status

	June 30, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-family	$32,634	$2,515	$2,854	$1,486	$39,489
Multifamily(2)	309,240	148	95	262	309,745
Total	$341,874	$2,663	$2,949	$1,748	$349,234

	December 31, 2019
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-family	$33,855	$2,264	$760	$840	$37,719
Multifamily	301,428	13	76	198	301,715
Total	$335,283	$2,277	$836	$1,038	$339,434

(1)
Loan-level payment status is not available for certain guarantees totaling $1.2 billion and $1.6 billion as of June 30, 2020 and December 31, 2019, respectively, and therefore is not included in the tables above.

(2)	As of June 30, 2020, includes $7.5 billion of multifamily loans in forbearance that are reported as current.
Other Off-Balance Sheet Credit Exposures
In addition to our guarantees, we enter into other agreements that expose us to off-balance sheet credit risk, primarily related to our multifamily business, including certain purchase commitments that are not accounted for as derivative instruments, unfunded lending arrangements, and other commitments. These agreements may require us to transfer cash before or upon settlement of our contractual obligation. The total notional value of these other off-balance sheet credit exposures was $19.2 billion and $17.1 billion at June 30, 2020 and December 31, 2019, respectively.
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

Freddie Mac 2Q 2020 Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

The table below summarizes changes in our allowance for credit losses on off-balance sheet credit exposures.
Table 5.3 - Details of the Allowance for Credit Losses on off Balance Sheet Credit Exposures

(In millions)	2Q 2020	2Q 2019	YTD 2020	YTD 2019
Beginning balance(1)	$107	$51	$81	$51
(Benefit) provision for credit losses	42	1	71	2
Charge-offs	(2)	(1)	(5)	(2)
Ending balance	$147	$51	$147	$51

Components of ending balance of allowance for credit losses on off-balance sheet credit exposures:
Single-family	$54	$46
Multifamily	93	5
Total	$147	$51

(1)	Includes transition adjustments recognized due to the adoption of CECL on January 1, 2020. See Note 1 for more information on transition adjustments.

Freddie Mac 2Q 2020 Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

NOTE 6
Credit Enhancements
We obtain various forms of credit enhancements that reduce our exposure to credit losses. These credit enhancements may be associated with mortgage loans or guarantees recognized on our condensed consolidated balance sheets or embedded in debt recognized on our condensed consolidated balance sheets.
Our adoption of CECL on January 1, 2020 did not result in significant changes to our accounting policies for credit enhancements. Upon adoption of CECL, we continue to consider expected recoveries from attached credit enhancements in measuring the allowance for credit losses, resulting in a reduction in the recognized provision for credit losses by the amount of the expected recoveries. We also continue to recognize expected recoveries from freestanding credit enhancements separately in other assets on our condensed consolidated balance sheets, with an offsetting reduction to non-interest expense, at the same time that we recognize an allowance for credit losses on the covered loans, measured on the same basis as the allowance for credit losses on the covered loans. See Note 6 in our 2019 Annual Report for additional information on our significant accounting policies for credit enhancements.
Adoption of CECL resulted in an increase of $0.3 billion in our expected recovery receivable balance as the amount of expected recoveries from freestanding credit enhancements increased in conjunction with the increase in expected losses on the covered mortgage loans. Our freestanding credit enhancements expected recovery receivable was $1.1 billion and $0.1 billion as of June 30, 2020 and December 31, 2019, respectively. Upon adoption of CECL, we measure credit losses on our expected recovery receivables based on our estimate of current expected credit losses over the contractual term of the contract. For information about counterparty credit risk associated with mortgage insurers and other credit enhancement providers, see Note 14.
Single-Family Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our single-family credit enhancements.
Table 6.1 - Single-Family Credit Enhancements

		June 30, 2020		December 31, 2019
(In millions)	Credit Enhancement Accounting Treatment	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Primary mortgage insurance	Attached	$426,954	$108,100	$421,870	$107,690
STACR: (2)
Trust notes	Freestanding	346,363	11,378	288,323	9,739
Debt notes	Debt	480,336	13,500	536,036	15,373
Insurance/reinsurance (3)	Freestanding	843,713	9,567	863,149	10,157
Subordination:(4)
Non-consolidated VIEs	Attached	25,805	4,696	25,443	4,545
Consolidated VIEs	Debt	14,678	665	19,498	854
Lender risk-sharing	Freestanding	11,731	5,328	24,078	5,657
Other	Primarily attached	761	756	1,056	1,051
Total single-family credit enhancements			$153,990		$155,066

(1)	Underlying loans may be covered by more than one form of credit enhancement.

(2)	Total current and protected UPB represents the UPB of the assets included in the reference pool. Maximum coverage amount represents the outstanding balance held by third parties.

(3)
As of June 30, 2020 and December 31, 2019, substantially all of our counterparties posted sufficient collateral on our ACIS transactions to meet the minimum collateral requirements of the ACIS program. Minimum collateral requirements are assessed on each deal based on a combination of factors, including counterparty credit risk of the reinsurer, as well as the structure and risk profile of the transaction. Other insurance/reinsurance transactions have similar collateral requirements.

(4)
Total current and protected UPB includes the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities. For Non-consolidated VIEs, the total current and protected UPB also includes the UPB of guarantor advances made to the holders of the guaranteed securities. Maximum coverage represents the outstanding UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.

Freddie Mac 2Q 2020 Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

Multifamily Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our multifamily credit enhancements.
Table 6.2 - Multifamily Credit Enhancements

		June 30, 2020		December 31, 2019
(In millions)	Credit Enhancement Accounting Treatment	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Subordination:(2)
Non-consolidated VIEs	Attached	$258,179	$40,898	$251,008	$40,262
Consolidated VIEs	Debt	1,800	200	1,800	200
Lender risk-sharing(3)	Freestanding	2,072	377	2,529	381
Insurance/reinsurance(4)	Freestanding	2,758	126	2,769	127
SCR debt notes(5)	Debt	2,291	115	2,470	123
Other(3)	Attached	389	389	467	467
Total multifamily credit enhancements			$42,105		$41,560

(1)	Underlying loans may be covered by more than one form of credit enhancement.

(2)
Total current and protected UPB includes the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities, and the UPB of master servicer advances made to the holders of the guaranteed and unguaranteed securities . For non-consolidated VIEs, the total current and protected UPB also includes the UPB of guarantor advances made to the holders of the guaranteed securities. Maximum coverage represents the outstanding UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.

(3)	Maximum coverage represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements.

(4)
As of June 30, 2020 and December 31, 2019, the counterparties to our insurance/reinsurance transactions have complied with the minimum collateral requirements. Minimum collateral requirements are assessed on each deal based on a combination of factors, including counterparty credit risk of the reinsurer, as well as the structure and risk profile of the transaction.

(5)	Total current and protected UPB represents the UPB of the assets included in the reference pool. Maximum coverage amount represents the outstanding balance of the SCR notes held by third parties.
We have other multifamily credit enhancements in the form of collateral posting requirements, indemnification, pool insurance, bond insurance, recourse, and other similar arrangements. These credit enhancements, along with the proceeds received from the sale of the underlying mortgage collateral, are designed to recover all or a portion of our losses on our mortgage loans or the amounts paid under our financial guarantee contracts. Our historical losses and related recoveries pursuant to these agreements have not been significant and therefore these other types of credit enhancements are excluded from the table above.

Freddie Mac 2Q 2020 Form 10-Q	103

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 7.1 - Investment Securities

(In millions)	June 30, 2020	December 31, 2019
Trading securities	$53,942	$49,537
Available-for-sale securities	23,960	26,174
Total fair value of investment securities	$77,902	$75,711

As of June 30, 2020 and December 31, 2019, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
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
We present accrued interest receivable separately on our condensed consolidated balance sheets and accrued interest receivable is excluded for the purposes of disclosure of the amortized cost basis of available-for-sale securities. When collection of interest in full is not reasonably assured, we charge-off outstanding accrued interest receivable through interest income on our condensed consolidated statements of comprehensive income (loss) and therefore do not recognize an allowance for credit losses on accrued interest receivable. As of June 30, 2020, no accrued interest receivable was charged-off.
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
Non-Agency Residential MBS
We believe the unrealized losses on the non-agency RMBS we hold are mainly attributable to poor underlying collateral performance, limited liquidity, and risk premiums. In evaluating securities for credit losses, we use management judgment and historical information in considering the credit performance of the underlying collateral and incorporate assumptions about the economic environment. As of June 30, 2020, substantially all of our non-agency residential MBS were in an unrealized gain

Freddie Mac 2Q 2020 Form 10-Q	104

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

position. As a result, we have not recognized an allowance for credit losses on these securities.
Trading Securities

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 7.2 - Trading Securities

(In millions)	June 30, 2020	December 31, 2019
Mortgage-related securities:
Agency	$21,654	$22,481
Non-agency	1	1
Total mortgage-related securities	21,655	22,482
Non-mortgage-related securities	32,287	27,055
Total fair value of trading securities	$53,942	$49,537

For trading securities held at June 30, 2020, we recorded net unrealized gains (losses) of $120 million and $638 million during 2Q 2020 and YTD 2020, respectively. For trading securities held at June 30, 2019, we recorded net unrealized gains (losses) of $373 million and $412 million during 2Q 2019 and YTD 2019, respectively.
Available-for-Sale Securities

At both June 30, 2020 and December 31, 2019, all available-for-sale securities were mortgage-related securities.
The tables below provide details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 7.3 - Available-for-Sale Securities

	June 30, 2020
	Amortized Cost Basis	Allowance for Credit Losses	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Available-for-sale securities:
Agency	$21,516	$—	$1,344	($7)	$22,853	$59
Non-agency and other	914	—	193	—	1,107	4
Total available-for-sale securities	$22,430	$—	$1,537	($7)	$23,960	$63

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Agency	$24,390	$571	$—	($74)	$24,887
Non-agency and other	1,004	283	—	—	1,287
Total available-for-sale securities	$25,394	$854	$—	($74)	$26,174

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.
The fair value of our available-for-sale securities held at June 30, 2020 scheduled to contractually mature after ten years was $19.9 billion, with an additional $3.3 billion scheduled to contractually mature after five years through ten years.

Freddie Mac 2Q 2020 Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Available-for-Sale Securities in a Gross Unrealized Loss Position

The tables below present available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 7.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	June 30, 2020
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$317	($2)	$498	($5)
Non-agency and other	21	—	1	—
Total available-for-sale securities in a gross unrealized loss position	$338	($2)	$499	($5)

	December 31, 2019
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$5,778	($27)	$2,934	($47)
Non-agency and other	1	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$5,779	($27)	$2,934	($47)

At June 30, 2020, the gross unrealized losses relate to 66 securities.
Realized Gains and Losses on Sales of Available-for-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 7.5 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	2Q 2020	2Q 2019	YTD 2020	YTD 2019
Gross realized gains	$44	$38	$77	$101
Gross realized losses	(37)	(5)	(60)	(34)
Net realized gains (losses)	$7	$33	$17	$67

Non-Cash Investing and Financing Activities

During YTD 2020, we recognized $12.7 billion of investment securities in exchange for the issuance of debt securities of consolidated trusts through partial sales of commingled single-class securities that were previously consolidated.

During 2Q 2020, we purchased $0.3 billion of non-mortgage-related securities that were traded, but not settled at June 30, 2020. We settled our purchase obligation during the third quarter of 2020.

Freddie Mac 2Q 2020 Form 10-Q	106

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8
Debt
The table below summarizes the balances of total debt per our condensed consolidated balance sheets and the interest expense per our condensed consolidated statements of comprehensive income (loss).
Table 8.1 - Total Debt

	Balance		Interest Expense
(In millions)	June 30, 2020	December 31, 2019	2Q 2020	2Q 2019	YTD 2020	YTD 2019
Debt securities of consolidated trusts held by third parties	$2,020,866	$1,898,355	$11,975	$13,696	$25,422	$27,677
Other debt:
Short-term debt	78,134	101,034	130	484	560	920
Long-term debt	209,301	170,296	735	1,355	1,665	2,771
Total other debt	287,435	271,330	865	1,839	2,225	3,691
Total debt	$2,308,301	$2,169,685	$12,840	$15,535	$27,647	$31,368

As of June 30, 2020, our aggregate indebtedness was $289.3 billion, which was below the $300.0 billion debt cap limit imposed by the Purchase Agreement. Our aggregate indebtedness calculation primarily includes the par value of other short- and long-term debt.
Debt Securities of Consolidated Trusts Held by Third Parties

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.
Table 8.2 - Debt Securities of Consolidated Trusts Held by Third Parties

	June 30, 2020				December 31, 2019
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2020 - 2057	$1,606,560	$1,651,436	3.49%	2020 - 2057	$1,516,550	$1,554,095	3.63%
20-year fixed-rate	2020 - 2040	78,199	80,268	3.23	2020 - 2040	70,901	72,558	3.37
15-year fixed-rate	2020 - 2035	242,746	247,281	2.77	2020 - 2035	225,501	229,133	2.87
Adjustable-rate	2020 - 2050	27,125	27,661	3.11	2020 - 2050	30,183	30,756	3.25
Interest-only	2026 - 2041	4,164	4,238	3.97	2026 - 2041	4,244	4,307	4.55
FHA/VA	2020 - 2050	633	647	4.53	2020 - 2049	633	647	4.68
Total single-family		1,959,427	2,011,531			1,848,012	1,891,496
Multifamily	2021-2050	9,236	9,335	2.75	2021 - 2049	6,790	6,859	3.29
Total debt of consolidated trusts held by third parties		$1,968,663	$2,020,866			$1,854,802	$1,898,355

(1)
Includes $206 million and $209 million at June 30, 2020 and December 31, 2019, respectively, of debt securities of consolidated trusts that represents the fair value of debt with the fair value option elected.

(2)	The effective interest rate for debt securities of consolidated trusts held by third parties was 2.29% and 2.79% as of June 30, 2020 and December 31, 2019, respectively.

Freddie Mac 2Q 2020 Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Other Debt

The table below summarizes the balances and effective interest rates for other debt.
Table 8.3 - Total Other Debt

	June 30, 2020			December 31, 2019
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Other short-term debt:
Discount notes and Reference Bills	$56,954	$56,925	0.45%	$60,830	$60,629	1.67%
Medium-term notes	21,211	21,209	1.87	40,407	40,405	2.31
Securities sold under agreements to repurchase (3)	8,664	8,664	0.04	9,843	9,843	1.46
Total other short-term debt	86,829	86,798	0.75	111,080	110,877	1.89
Other long-term debt:
Original maturities on or before December 31,
2020	16,360	16,359	1.94	45,133	45,127	1.76
2021	45,939	45,934	0.97	30,069	30,072	1.89
2022	46,242	46,279	1.03	23,185	23,166	2.20
2023	37,090	37,040	0.91	13,413	13,393	2.22
2024	13,303	13,274	1.74	26,966	26,924	2.22
Thereafter	38,430	36,170	2.81	17,615	15,294	5.13
STACR and SCR debt(4)	13,615	13,311	4.21	15,496	15,652	5.64
Hedging-related basis adjustments	N/A	934		N/A	668
Total other long-term debt	210,979	209,301	1.62	171,877	170,296	2.61
Total other debt(5)	$297,808	$296,099		$282,957	$281,173

(1)
Represents par value, net of associated discounts or premiums and issuance cost. Includes $2.9 billion and $3.7 billion at June 30, 2020 and December 31, 2019, respectively, of other long-term debt that represents the fair value of debt with the fair value option elected.

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

(5)	Carrying amount for other debt includes callable debt of $86.7 billion and $95.1 billion at June 30, 2020 and December 31, 2019, respectively.
Non-Cash Investing and Financing Activities

During 2Q 2020, we issued $0.6 billion of other debt in exchange for cash collateral that was previously pledged by sellers. These debt issuances represent non-cash transactions.

Freddie Mac 2Q 2020 Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

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
Exchange-traded derivatives include standardized interest-rate futures contracts and options on futures contracts. Cleared derivatives refer to those interest-rate swaps that the CFTC has determined are subject to the central clearing requirement of the Dodd-Frank Act. OTC derivatives refer to those derivatives that are neither exchange-traded derivatives nor cleared derivatives.
Types of Derivatives

We principally use the following types of derivatives:

■	LIBOR- and SOFR-based interest-rate swaps;

■	LIBOR-, Treasury-, and SOFR-based purchased options (including swaptions); and

■	LIBOR-, Treasury-, and SOFR-based exchange-traded futures.
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

Freddie Mac 2Q 2020 Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 9.1 - Derivative Assets and Liabilities at Fair Value

	June 30, 2020			December 31, 2019
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$258,034	$3,161	$—	$230,926	$1,990	($6)
Pay-fixed	313,717	—	(8,337)	251,392	10	(4,162)
Basis (floating to floating)	5,924	1	—	5,924	—	—
Total interest-rate swaps	577,675	3,162	(8,337)	488,242	2,000	(4,168)
Option-based:
Call swaptions
Purchased	74,275	5,773	—	75,325	2,717	—
Written	3,650	—	(287)	3,375	—	(42)
Put swaptions
Purchased(1)	83,035	870	—	67,155	835	—
Written	7,955	—	(49)	7,275	—	(88)
Options on futures	91,705	15	—	—	—	—
Other option-based derivatives(2)	10,271	789	—	10,334	646	—
Total option-based	270,891	7,447	(336)	163,464	4,198	(130)
Futures	239,462	—	—	210,305	—	—
Commitments	188,487	353	(528)	93,960	61	(126)
CRT-related derivatives	15,708	60	(72)	12,362	15	(116)
Other	9,370	1	(16)	5,984	1	(28)
Total derivatives not designated as hedges	1,301,593	11,023	(9,289)	974,317	6,275	(4,568)
Designated as fair value hedges
Interest-rate swaps:
Receive-fixed	109,605	320	(4)	104,459	104	(75)
Pay-fixed	52,645	—	(696)	87,907	—	(639)
Total derivatives designated as fair value hedges	162,250	320	(700)	192,366	104	(714)
Derivative interest and other receivable (payable)(3)		629	(582)		887	(724)
Netting adjustments(4)		(10,570)	9,732		(6,422)	5,634
Total derivative portfolio, net	$1,463,843	$1,402	($839)	$1,166,683	$844	($372)

(1)
Includes swaptions on credit indices with a notional or contractual amount of $3.6 billion and $11.4 billion at June 30, 2020 and December 31, 2019, respectively, and a fair value of $7.0 million and $3.0 million at June 30, 2020 and December 31, 2019, respectively.

(2)	Primarily consists of purchased interest-rate caps and floors.

(3)	Includes other derivative receivables and payables.

(4)	Represents counterparty netting and cash collateral netting.
See Note 10 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac 2Q 2020 Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our condensed consolidated statements of comprehensive income (loss) as investment gain (losses), net.
Table 9.2 - Gains and Losses on Derivatives

(In millions)	2Q 2020	2Q 2019	YTD 2020	YTD 2019
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$1,722	$3,683	$15,617	$5,520
Pay-fixed	(732)	(5,398)	(19,473)	(8,286)
Basis (floating to floating)	10	6	(7)	10
Total interest-rate swaps	1,000	(1,709)	(3,863)	(2,756)
Option-based:
Call swaptions
Purchased	(641)	1,129	4,266	1,583
Written	38	(178)	(392)	(234)
Put swaptions
Purchased	(95)	(425)	(622)	(1,051)
Written	17	48	127	64
Options on futures	1	—	(6)	—
Other option-based derivatives(1)	(25)	74	144	99
Total option-based	(705)	648	3,517	461
Other:
Futures	(120)	(779)	(2,448)	(1,021)
Commitments	(396)	(216)	(1,122)	(312)
CRT-related derivatives	43	2	121	1
Other	6	7	37	28
Total other	(467)	(986)	(3,412)	(1,304)
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	594	(20)	829	(71)
Pay-fixed interest-rate swaps	(966)	(58)	(1,438)	(94)
Other(2)	43	36	104	69
Total accrual of periodic cash settlements	(329)	(42)	(505)	(96)
Total	($501)	($2,089)	($4,263)	($3,695)

(1)	Primarily consists of purchased interest-rate caps and floors.

(2)	Includes interest on variation margin on cleared interest-rate swaps.

Freddie Mac 2Q 2020 Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Fair Value Hedges

The tables below present the effects of fair value hedge accounting by condensed consolidated statements of comprehensive income (loss) line, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 9.3 - Gains and Losses on Fair Value Hedges

	2Q 2020		2Q 2019
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Interest Income - Mortgage Loans	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$15,026	($12,840)	$17,358	($15,535)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	670	—	2,851	—
Derivatives designated as hedging instruments	(474)	—	(2,778)	—
Interest accruals on hedging instruments	(122)	—	6	—
Discontinued hedge-related basis adjustments amortization	(695)	—	(47)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	37	—	(600)
Derivatives designated as hedging instruments	—	(81)	—	651
Interest accruals on hedging instruments	—	187	—	(87)
Discontinued hedge-related basis adjustments amortization	—	17	—	16

	YTD 2020		YTD 2019
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Interest Income - Mortgage Loans	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$31,658	($27,647)	$35,304	($31,368)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	5,563	—	4,393	—
Derivatives designated as hedging instruments	(5,554)	—	(4,021)	—
Interest accruals on hedging instruments	(185)	—	44	—
Discontinued hedge-related basis adjustments amortization	(948)	—	(19)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(468)	—	(1,105)
Derivatives designated as hedging instruments	—	473	—	1,197
Interest accruals on hedging instruments	—	287	—	(212)
Discontinued hedge-related basis adjustments amortization	—	37	—	25

Freddie Mac 2Q 2020 Form 10-Q	112

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Cumulative Basis Adjustments Due to Fair Value Hedging

The tables below present the hedged item cumulative basis adjustments due to qualifying fair value hedging and the related hedged item carrying amounts by their respective balance sheet line item.
Table 9.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	June 30, 2020
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$392,674	$7,502	$540	$6,962	$275,001	$21,259
Debt	(123,651)	(934)	—	(60)	—	—

	December 31, 2019
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$470,889	$2,886	($943)	$3,829	$273,346	$22,747
Debt	(122,746)	(668)	—	(93)	—	—

Freddie Mac 2Q 2020 Form 10-Q	113

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

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
Over-the-Counter Derivatives

We use master netting and collateral agreements to reduce our credit risk exposure to our OTC derivative counterparties. In the event that all of our counterparties for OTC derivatives were to default simultaneously on June 30, 2020, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $13 million.
Cleared and Exchange-Traded Derivatives

The majority of our interest-rate swaps are subject to the central clearing requirement of the Dodd-Frank Act. A reduction in our credit ratings could cause the clearinghouses or clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.
Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total net exposure on our forward purchase and sale commitments, which are treated as derivatives, was $353 million and $61 million at June 30, 2020 and December 31, 2019, respectively.
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
We consider the types of securities being pledged to us as collateral when determining how much we lend in transactions involving securities purchased under agreements to resell. Additionally, we regularly review the market values of these securities compared to amounts loaned in an effort to manage our exposure to losses, and our counterparties are typically required under contract to adjust the amount of collateral based on changes in the fair value of the collateral. As of June 30, 2020 and December 31, 2019, all of our securities purchased under agreements to resell were fully collateralized and we expect our counterparties to continue to replenish the collateral as necessary to meet the requirements of the contract. Therefore, as of June 30, 2020, we did not recognize an allowance for credit losses on our securities purchased under agreements to resell nor have we recognized any charge-offs of accrued interest receivable. We present accrued interest receivable separately on our condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, we recognized accrued interest receivable for securities purchased under agreements to resell of $4 million and $18 million, respectively.

Freddie Mac 2Q 2020 Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

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
Offsetting of Financial Assets and Liabilities

We offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting and collateral agreement. Beginning January 1, 2020, we elected to offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell when such amounts meet the conditions for balance sheet offsetting. Certain amounts in prior periods' condensed consolidated financial statements have been reclassified to conform to the current presentation.
The tables below display offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements.
Table 10.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	June 30, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$11,427	($7,005)	($3,700)	$722	($709)	$13
Cleared and exchange-traded derivatives	131	(1)	136	266	—	266
Commitments	353	—	—	353	—	353
Other	61	—	—	61	—	61
Total derivatives	11,972	(7,006)	(3,564)	1,402	(709)	693
Securities purchased under agreements to resell	109,189	(8,664)	—	100,525	(100,525)	—
Total	$121,161	($15,670)	($3,564)	$101,927	($101,234)	$693
Liabilities:
Derivatives:
OTC derivatives	($9,951)	$7,004	$2,724	($223)	$—	($223)
Cleared and exchange-traded derivatives	(4)	1	3	—	—	—
Commitments	(528)	—	—	(528)	—	(528)
Other	(88)	—	—	(88)	—	(88)
Total derivatives	(10,571)	7,005	2,727	(839)	—	(839)
Securities sold under agreements to repurchase	(8,664)	8,664	—	—	—	—
Total	($19,235)	$15,669	$2,727	($839)	$—	($839)
Referenced footnotes are included after the next table.

Freddie Mac 2Q 2020 Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

	December 31, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,045	($4,465)	($2,075)	$505	($485)	$20
Cleared and exchange-traded derivatives	144	(5)	123	262	—	262
Commitments	61	—	—	61	—	61
Other	16	—	—	16	—	16
Total derivatives	7,266	(4,470)	(1,952)	844	(485)	359
Securities purchased under agreements to resell	66,114	(9,843)	—	56,271	(56,271)	—
Total	$73,380	($14,313)	($1,952)	$57,115	($56,756)	$359
Liabilities:
Derivatives:
OTC derivatives	($5,731)	$4,465	$1,164	($102)	$—	($102)
Cleared and exchange-traded derivatives	(5)	5	—	—	—	—
Commitments	(126)	—	—	(126)	—	(126)
Other	(144)	—	—	(144)	—	(144)
Total derivatives	(6,006)	4,470	1,164	(372)	—	(372)
Securities sold under agreements to repurchase	(9,843)	9,843	—	—	—	—
Total	($15,849)	$14,313	$1,164	($372)	$—	($372)

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $3.6 billion and $3.5 billion as of June 30, 2020 and December 31, 2019, respectively. For commitments and securities purchased under agreements to resell, does not include cash and non-cash collateral deposited totaling $0.4 billion and $1.5 billion, respectively, as of June 30, 2020, and $0.2 billion and $0.3 billion, respectively, as of December 31, 2019.

We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At June 30, 2020, and December 31, 2019, we had $92.6 billion and $52.4 billion, respectively, of securities pledged to us in these transactions. In addition, at June 30, 2020 and December 31, 2019, we had $0.8 billion and $2.4 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge. At June 30, 2020, we repledged collateral with a fair value of $0.1 billion.

Freddie Mac 2Q 2020 Form 10-Q	116

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. We had $5.1 billion and $2.6 billion pledged to us as collateral that was invested as part of our liquidity and contingency operating portfolio as of June 30, 2020 and December 31, 2019, respectively.
Collateral Pledged by Freddie Mac
The tables below summarize the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 10.2 - Collateral in the Form of Securities Pledged

	June 30, 2020
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(2)	Total
Cash equivalents	$—	$950	$—	$950
Debt securities of consolidated trusts(1)	638	—	73	711
Available-for-sale securities	51	—	466	517
Trading securities	2,906	7,102	956	10,964
Total securities pledged	$3,595	$8,052	$1,495	$13,142

	December 31, 2019
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$562	$—	$280	$842
Trading securities	2,894	9,346	49	12,289
Total securities pledged	$3,456	$9,346	$329	$13,131

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
Table 10.3 - Underlying Collateral Pledged

	June 30, 2020
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
U.S. Treasury securities and other	$1,953	$3,302	$2,797	$—	$8,052

Non-Cash Investing and Financing Activities

During 2Q 2020, we recognized securities purchased under agreements to resell of $0.1 billion as a result of entering into a transaction that did not settle in the current period.

Freddie Mac 2Q 2020 Form 10-Q	117

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Stockholders' Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The tables below present changes in AOCI after the effects of our federal statutory tax rate of 21% for the periods presented, related to available-for-sale securities, cash flow hedges, and our defined benefit plans.
Table 11.1 - Changes in AOCI by Component, Net of Taxes

	2Q 2020
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$1,056	($231)	$62	$887
Other comprehensive income before reclassifications	160	—	—	160
Amounts reclassified from accumulated other comprehensive income	(6)	11	(4)	1
Changes in AOCI by component	154	11	(4)	161
Ending balance	$1,210	($220)	$58	$1,048

	YTD 2020
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$618	($244)	$64	$438
Other comprehensive income before reclassifications	606	—	2	608
Amounts reclassified from accumulated other comprehensive income	(14)	24	(8)	2
Changes in AOCI by component	592	24	(6)	610
Ending balance	$1,210	($220)	$58	$1,048

	2Q 2019
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$329	($297)	$91	$123
Other comprehensive income before reclassifications	330	—	—	330
Amounts reclassified from accumulated other comprehensive income	(26)	20	(4)	(10)
Changes in AOCI by component	304	20	(4)	320
Ending balance	$633	($277)	$87	$443

	YTD 2019
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$83	($315)	$97	($135)
Other comprehensive income before reclassifications	603	—	(2)	601
Amounts reclassified from accumulated other comprehensive income	(53)	38	(8)	(23)
Changes in AOCI by component	550	38	(10)	578
Ending balance	$633	($277)	$87	$443

Freddie Mac 2Q 2020 Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line items in our condensed consolidated statements of comprehensive income (loss).
Table 11.2 - Reclassifications from AOCI to Net Income

(In millions)	2Q 2020	2Q 2019	YTD 2020	YTD 2019
AOCI related to available-for-sale securities
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Investment gains (losses), net	$7	$33	$17	$67
Income tax (expense) benefit	(1)	(7)	(3)	(14)
Net of tax	6	26	14	53
AOCI related to cash flow hedge relationships
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Interest expense	(14)	(25)	(30)	(48)
Income tax (expense) benefit	3	5	6	10
Net of tax	(11)	(20)	(24)	(38)
AOCI related to defined benefit plans
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Salaries and employee benefits	5	5	10	10
Income tax (expense) benefit	(1)	(1)	(2)	(2)
Net of tax	4	4	8	8
Total reclassifications in the period net of tax	($1)	$10	($2)	$23

Senior Preferred Stock

Pursuant to the September 2019 Letter Agreement, for each dividend period from July 1, 2019 and thereafter, the applicable Capital Reserve Amount used in determining the dividend payable to Treasury will be $20.0 billion, rather than $3.0 billion as previously provided. As a result of this change, we did not have a dividend requirement to Treasury in June 2020, as our Net Worth Amount of $9.5 billion as of March 31, 2020 was lower than the $20.0 billion applicable Capital Reserve Amount.
As of June 30, 2020, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $11.4 billion as of June 30, 2020 and the applicable Capital Reserve Amount of $20.0 billion, we will not have a dividend requirement to Treasury in September 2020. See Note 2 for additional information. Our cumulative senior preferred stock dividend payments remain at $119.7 billion as of June 30, 2020.
The aggregate liquidation preference of the senior preferred stock owned by Treasury was $81.8 billion as of March 31, 2020. Pursuant to the September 2019 Letter Agreement, the liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, beginning on September 30, 2019, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter, until the liquidation preference has increased by $17.0 billion. During 1Q 2020, our Net Worth Amount increased by $0.4 billion. As a result, the liquidation preference of the senior preferred stock increased to $82.2 billion on June 30, 2020, and will increase to $84.1 billion on September 30, 2020 based on the $1.9 billion increase in our Net Worth Amount during 2Q 2020.

Freddie Mac 2Q 2020 Form 10-Q	119

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The table below provides a summary of our senior preferred stock outstanding at June 30, 2020.
Table 11.3 - Senior Preferred Stock

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw Adjustment Dates:
September 8, 2008	1.00	1.00	$1.00	$1,000	$1,000
December 31, 2017	—	—	—	N/A	3,000
September 30, 2019	—	—	—	N/A	1,826
December 31, 2019	—	—	—	N/A	1,848
March 31, 2020	—	—	—	N/A	2,448
June 30, 2020	—	—	—	N/A	382
Total non-draw adjustments	1.00	1.00	1.00		10,504
Draw Dates:
November 24, 2008	—	—	—	N/A	13,800
March 31, 2009	—	—	—	N/A	30,800
June 30, 2009	—	—	—	N/A	6,100
June 30, 2010	—	—	—	N/A	10,600
September 30, 2010	—	—	—	N/A	1,800
December 30, 2010	—	—	—	N/A	100
March 31, 2011	—	—	—	N/A	500
September 30, 2011	—	—	—	N/A	1,479
December 30, 2011	—	—	—	N/A	5,992
March 30, 2012	—	—	—	N/A	146
June 29, 2012	—	—	—	N/A	19
March 30, 2018	—	—	—	N/A	312
Total draw adjustments	—	—	—		71,648
Total senior preferred stock	1.00	1.00	$1.00		$82,152

Stock Issuances and Repurchases

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2Q 2020, except for issuances of treasury stock relating to stock-based compensation granted prior to Conservatorship. During 2Q 2020, the deferral period lapsed on 351 RSUs. At June 30, 2020, 351 RSUs remained outstanding.
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

Freddie Mac 2Q 2020 Form 10-Q	120

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect.
Dividends and Dividend Restrictions

No common dividends were declared during YTD 2020. As a result of the increase in the applicable Capital Reserve Amount pursuant to the September 2019 Letter Agreement, we did not declare or pay a dividend on the senior preferred stock during YTD 2020. We also did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during YTD 2020.
Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in Note 11 in our 2019 Annual Report.

Freddie Mac 2Q 2020 Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Income Taxes
Income Tax Expense

For 2Q 2020 and 2Q 2019, we reported income tax expense of $458 million and $392 million, respectively, resulting in effective tax rates of 20.5% and 20.7%, respectively. For YTD 2020 and YTD 2019, we reported income tax expense of $503 million and $750 million, respectively, resulting in an effective tax rate of 20.5% for both periods. Our effective tax rate differed from the statutory tax rate of 21% in these periods primarily due to our recognition of low income housing tax credits and tax-exempt interest income.
Deferred Tax Assets, Net

We had net deferred tax assets of $5.7 billion and $5.9 billion as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at June 30, 2020, we determined that it is more likely than not that our net deferred tax assets, except for a portion of the deferred tax asset related to our capital loss carryforward, will be realized. As of June 30, 2020, we have a $37 million valuation allowance recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of June 30, 2020.
We are under IRS examination for tax years 2013 through 2016 related to the carryback of 2016 capital losses to the prior three years.

Freddie Mac 2Q 2020 Form 10-Q	122

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
The table below presents Segment Earnings by segment.
Table 13.1 - Segment Earnings

(In millions)	2Q 2020	2Q 2019	YTD 2020	YTD 2019
Segment Earnings (Loss), net of taxes:
Single-family Guarantee	$753	$955	$1,341	$1,695
Multifamily	1,005	383	767	713
Capital Markets	19	168	(158)	505
All Other	—	—	—	—
Total Segment Earnings (Loss), net of taxes	$1,777	$1,506	$1,950	$2,913
Net income (loss) per condensed consolidated statements of comprehensive income (loss)	$1,777	$1,506	$1,950	$2,913
Comprehensive income (loss) of segments:
Single-family Guarantee	$751	$953	$1,337	$1,689
Multifamily	1,063	440	889	835
Capital Markets	124	433	334	967
All Other	—	—	—	—
Comprehensive income (loss) of segments	$1,938	$1,826	$2,560	$3,491
Comprehensive income (loss) per condensed consolidated statements of comprehensive income (loss)	$1,938	$1,826	$2,560	$3,491

Freddie Mac 2Q 2020 Form 10-Q	123

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The tables below present detailed reconciliations between our GAAP condensed consolidated statements of comprehensive income (loss) and Segment Earnings for our reportable segments and All Other.
Table 13.2 - Segment Earnings and Reconciliations to GAAP Condensed Consolidated Statements of Comprehensive Income (Loss)

	2Q 2020
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
Net interest income	$—	$228	$152	$—	$380	$2,496	$2,876
Guarantee fee income	2,528	442	—	—	2,970	(2,501)	469
Investment gains (losses), net	21	761	206	—	988	(318)	670
Other income (loss)	(83)	51	(234)	—	(266)	400	134
Benefit (provision) for credit losses	(752)	(81)	—	—	(833)	128	(705)
Administrative expense	(379)	(124)	(98)	—	(601)	—	(601)
Credit enhancement expense	(399)	(5)	—	—	(404)	171	(233)
Expected credit enhancement recoveries	219	2	—	—	221	—	221
REO operations expense	(14)	—	—	—	(14)	—	(14)
Other expense	(195)	(9)	(2)	—	(206)	(376)	(582)
Income tax (expense) benefit	(193)	(260)	(5)	—	(458)	—	(458)
Net income (loss)	753	1,005	19	—	1,777	—	1,777
Changes in unrealized gains (losses) related to available-for-sale securities	—	59	95	—	154	—	154
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	11	—	11	—	11
Changes in defined benefit plans	(2)	(1)	(1)	—	(4)	—	(4)
Total other comprehensive income (loss), net of taxes	(2)	58	105	—	161	—	161
Comprehensive income (loss)	$751	$1,063	$124	$—	$1,938	$—	$1,938

	YTD 2020
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
Net interest income	$—	$497	$661	$—	$1,158	$4,503	$5,661
Guarantee fee income	4,621	855	—	—	5,476	(4,630)	846
Investment gains (losses), net	458	(90)	(221)	—	147	(312)	(165)
Other income (loss)	(68)	88	(435)	—	(415)	644	229
Benefit (provision) for credit losses	(1,974)	(148)	—	—	(2,122)	184	(1,938)
Administrative expense	(751)	(244)	(193)	—	(1,188)	—	(1,188)
Credit enhancement expense	(810)	(9)	—	—	(819)	355	(464)
Expected credit enhancement recoveries	658	30	—	—	688	—	688
REO operations expense	(101)	—	—	—	(101)	2	(99)
Other expense	(346)	(14)	(11)	—	(371)	(746)	(1,117)
Income tax (expense) benefit	(346)	(198)	41	—	(503)	—	(503)
Net income (loss)	1,341	767	(158)	—	1,950	—	1,950
Changes in unrealized gains (losses) related to available-for-sale securities	—	123	469	—	592	—	592
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	24	—	24	—	24
Changes in defined benefit plans	(4)	(1)	(1)	—	(6)	—	(6)
Total other comprehensive income (loss), net of taxes	(4)	122	492	—	610	—	610
Comprehensive income (loss)	$1,337	$889	$334	$—	$2,560	$—	$2,560

Freddie Mac 2Q 2020 Form 10-Q	124

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	2Q 2019
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
Net interest income	$—	$266	$747	$—	$1,013	$1,914	$2,927
Guarantee fee income	1,875	293	—	—	2,168	(1,888)	280
Investment gains (losses), net	256	27	(259)	—	24	(162)	(138)
Other income (loss)	58	28	(172)	—	(86)	229	143
Benefit (provision) for credit losses	88	(1)	—	—	87	73	160
Administrative expense	(400)	(120)	(99)	—	(619)	—	(619)
Credit enhancement expense	(349)	(3)	—	—	(352)	175	(177)
Expected credit enhancement recoveries	38	—	—	—	38	—	38
REO operations expense	(86)	—	—	—	(86)	5	(81)
Other expense	(277)	(7)	(5)	—	(289)	(346)	(635)
Income tax (expense) benefit	(248)	(100)	(44)	—	(392)	—	(392)
Net income (loss)	955	383	168	—	1,506	—	1,506
Changes in unrealized gains (losses) related to available-for-sale securities	—	58	246	—	304	—	304
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	20	—	20	—	20
Changes in defined benefit plans	(2)	(1)	(1)	—	(4)	—	(4)
Total other comprehensive income (loss), net of taxes	(2)	57	265	—	320	—	320
Comprehensive income (loss)	$953	$440	$433	$—	$1,826	$—	$1,826

	YTD 2019
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
Net interest income	$—	$513	$1,505	$—	$2,018	$4,062	$6,080
Guarantee fee income	3,510	580	—	—	4,090	(3,520)	570
Investment gains (losses), net	262	1	(295)	—	(32)	(619)	(651)
Other income (loss)	170	57	(378)	—	(151)	277	126
Benefit (provision) for credit losses	159	(2)	—	—	157	138	295
Administrative expense	(774)	(232)	(191)	—	(1,197)	—	(1,197)
Credit enhancement expense	(669)	(7)	—	—	(676)	337	(339)
Expected credit enhancement recoveries	42	—	—	—	42	—	42
REO operations expense	(124)	—	—	—	(124)	10	(114)
Other expense	(445)	(13)	(6)	—	(464)	(685)	(1,149)
Income tax (expense) benefit	(436)	(184)	(130)	—	(750)	—	(750)
Net income (loss)	1,695	713	505	—	2,913	—	2,913
Changes in unrealized gains (losses) related to available-for-sale securities	—	124	426	—	550	—	550
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	38	—	38	—	38
Changes in defined benefit plans	(6)	(2)	(2)	—	(10)	—	(10)
Total other comprehensive income (loss), net of taxes	(6)	122	462	—	578	—	578
Comprehensive income (loss)	$1,689	$835	$967	$—	$3,491	$—	$3,491

Freddie Mac 2Q 2020 Form 10-Q	125

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

NOTE 14
Concentration of Credit and Other Risks
Single-Family Credit Guarantee Portfolio

The table below summarizes the concentration by loan portfolio and geographic area of the approximately $2.1 trillion and $2.0 trillion UPB of our single-family credit guarantee portfolio as of June 30, 2020 and December 31, 2019. See Note 4 and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.
Table 14.1 - Concentration of Credit Risk of Our Single-Family Credit Guarantee Portfolio

	June 30, 2020		December 31, 2019		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	YTD 2020	YTD 2019
Core single-family loan portfolio	87%	1.95%	85%	0.26%	34%	13%
Legacy and relief refinance single-family loan portfolio	13	4.44	15	1.84	66	87
Total	100%	2.48	100%	0.63	100%	100%
Region(1)
West	30%	2.29	30%	0.36	6%	13%
Northeast	24	3.16	24	0.87	38	39
North Central	16	1.86	16	0.61	27	18
Southeast	16	2.77	16	0.73	20	24
Southwest	14	2.27	14	0.54	9	6
Total	100%	2.48	100%	0.63	100%	100%
State(2)
Illinois	4%	2.61	4%	0.85	14%	10%
Florida	6	3.53	6	0.77	11	16
New York	5	4.95	5	1.21	10	12
New Jersey	3	4.48	3	1.08	9	10
Ohio	3	1.86	3	0.69	5	3
All other	79	2.21	79	0.54	51	49
Total	100%	2.48	100%	0.63	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during YTD 2020.
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

Freddie Mac 2Q 2020 Form 10-Q	126

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Although we do not categorize single-family loans we purchase or guarantee as prime or subprime, we recognize that there are a number of loan types with certain characteristics that indicate a higher degree of credit risk.
For example, a borrower's credit score is a useful measure for assessing the credit quality of the borrower. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. The CARES Act requires our servicers to report to credit bureaus that loans in mortgage relief programs, such as forbearance plans, repayment plans, and loan modification programs, are current as long as the loans were current prior to entering into the mortgage relief programs and the borrowers remain in compliance with the programs. This credit reporting requirement applies to all mortgage relief programs entered into between January 31, 2020 and July 25, 2020.
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
Table 14.2 - Certain Higher Risk Categories in Our Single-Family Credit Guarantee Portfolio

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Interest-only	—%	1%	6.51%	2.72%
Alt-A	1	1	7.70	3.75
Original LTV ratio greater than 90%(2)	17	18	3.58	0.96
Lower credit scores at origination (less than 620)	2	2	8.86	4.52

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchased as part of our participation in the MHA Program.
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
Sellers
We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The tables below summarize the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume during YTD 2020 or YTD 2019.
Table 14.3 - Seller Concentration

Single-family Sellers(1)	YTD 2020	YTD 2019
JPMorgan Chase Bank, N.A.	7%	16%
United Shore Financial Services, LLC	7	10
Other top 10 sellers	32	31
Top 10 single-family sellers	46%	57%

Multifamily Sellers(1)	YTD 2020	YTD 2019
Berkadia Commercial Mortgage LLC	15%	15%
CBRE Capital Markets, Inc.	14	19
Other top 10 sellers	48	46
Top 10 multifamily sellers	77%	80%

(1)	Sellers presented based on those with the highest percentage of purchase volume during YTD 2020.
In recent years, there has been a shift in our single-family purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown in recent years, and we purchase a significant share of our loans from them. Our top five non-depository sellers provided approximately 24% and 27% of our single-family purchase volume during YTD 2020 and YTD 2019, respectively.

Freddie Mac 2Q 2020 Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Servicers
Significant portions of our single-family and multifamily loans are serviced by several large servicers. The tables below summarize the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family credit guarantee portfolio and multifamily mortgage portfolio as of June 30, 2020 or December 31, 2019.
Table 14.4 - Servicer Concentration

Single-family Servicers(1)	June 30, 2020(2)	December 31, 2019(2)
Wells Fargo Bank, N.A.	14%	15%
JPMorgan Chase Bank, N.A.	9	10
Other top 10 servicers	31	32
Top 10 single-family servicers	54%	57%

Multifamily Servicers(1)(3)	June 30, 2020	December 31, 2019
CBRE Capital Markets, Inc.	17%	17%
Berkadia Commercial Mortgage LLC	13	13
Other top 10 servicers	46	46
Top 10 multifamily servicers	76%	76%

(1)	Servicers presented based on those with the highest percentage of servicing volume as of June 30, 2020.

(2)
Percentage of servicing volume is based on the total single-family credit guarantee portfolio, which includes loans where we do not exercise servicing control. However, loans where we do not exercise servicing control are not included for purposes of determining the concentration of servicers who serviced more than 10% of our single-family credit guarantee portfolio.

(3)	Represents multifamily primary servicers.
In recent years, there has been a shift in our single-family servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown in recent years and now service a large share of our loans. As of both June 30, 2020 and December 31, 2019, approximately 18% of our single-family credit guarantee portfolio, excluding loans where we do not exercise control over the associated servicing, was serviced by our five largest non-depository servicers, on a combined basis. We routinely monitor the performance of our largest non-depository servicers.
For our mortgage-backed securities, we guarantee the payment of principal and interest, and when the underlying borrowers do not pay their mortgages, our Guide generally requires single-family servicers to advance the missed mortgage interest payments for up to 120 days. After this time, Freddie Mac will make the missed mortgage principal and interest payments to security holders until the mortgages are no longer held by the securitization trust. At the instruction of FHFA, we generally have been purchasing loans from securities when the loans have been delinquent for 120 days or more. After the outbreak of COVID-19, FHFA further instructed us to maintain loans in COVID-19 payment forbearance plans in the securitization trusts for at least the duration of the forbearance. Once the forbearance period expires, the loan will remain in the related securities pool while (i) an offer to reinstate the loan or enter into either a payment deferral solution, repayment plan or a trial period plan pursuant to a loan modification remains outstanding; (ii) the loan is in an active repayment plan or trial period plan; or (iii) a payment deferral solution is in effect.
In addition to principal and interest payments, borrowers are also responsible for other expenses such as property taxes and homeowner's insurance premiums. When borrowers do not pay these expenses, our Guide generally requires single-family servicers to advance the funds for these expenses in order to protect or preserve our interest in or legal right to the properties. These advances are ultimately collectible from the borrowers. If the borrowers reperform through loan workout activities, the missed payments and incurred expenses will be collected from the borrowers. If the borrowers ultimately default, we will reimburse the servicers for the advanced amounts upon foreclosure or a foreclosure alternative.
In March 2020, as the COVID-19 pandemic evolved rapidly, liquidity concerns primarily regarding non-depository financial institutions arose as market conditions changed and borrowers affected by COVID-19 were offered widespread forbearance, including forbearance on loans purchased and securitized by Freddie Mac. The increase in delinquency volume and the obligation for single-family servicers to continue to advance funds during the forbearance period as discussed above may increase liquidity pressures on certain of our counterparties. In response to these potential liquidity concerns, we have heightened our monitoring and review of the financial stability of our non-depository institutional counterparties.
Multifamily primary servicers included in the table above present potential operational risk and impact to the borrowers if the servicing needs to be moved to another servicer. We also have exposure to the master servicers of our multifamily securitization transactions who bear responsibility to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. In the majority of our primary multifamily securitizations, we utilize one of three large financial depository institutions, except for small balance loan securitizations where we serve as master servicer. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed non-recoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk.

Freddie Mac 2Q 2020 Form 10-Q	128

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
We evaluate the expected recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 4 for additional information. As of June 30, 2020, mortgage insurers provided coverage with maximum loss limits of $108.1 billion, for $427.0 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under other types of insurance. Changes in our expectations related to recovery and collectability from our credit enhancement providers may affect our estimates of expected credit losses, perhaps significantly.
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
Table 14.5 - Mortgage Insurer Concentration

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	June 30, 2020	December 31, 2019
Arch Mortgage Insurance Company	A-	21%	22%
Radian Guaranty Inc.	BBB+	19	20
Mortgage Guaranty Insurance Corporation	BBB+	18	17
Genworth Mortgage Insurance Corporation	BB+	16	15
Essent Guaranty, Inc.	BBB+	15	15
Total		89%	89%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of June 30, 2020. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

(2)	Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty.
During both YTD 2020 and YTD 2019, we received proceeds of $0.1 billion from our mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.1 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of both June 30, 2020 and December 31, 2019. The balance of these receivables, net of associated reserves, was approximately $0.1 billion at both June 30, 2020 and December 31, 2019.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of June 30, 2020 and December 31, 2019, we had cumulative unpaid deferred payment obligations of $0.4 billion and $0.5 billion, respectively, from these insurers. We have reserved substantially all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
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

Freddie Mac 2Q 2020 Form 10-Q	129

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of June 30, 2020 and December 31, 2019, including amounts related to our consolidated VIEs, the balance in our other investments was $155.6 billion and $103.6 billion, respectively. The balances consist primarily of cash, securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities. As of June 30, 2020 and December 31, 2019, $0.8 billion and $2.4 billion, respectively, of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty risk of these institutions.

Freddie Mac 2Q 2020 Form 10-Q	130

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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

Freddie Mac 2Q 2020 Form 10-Q	131

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.
Table 15.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2020
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$22,039	$814	$—	$22,853
Non-agency and other	—	1	1,106	—	1,107
Total available-for-sale securities, at fair value	—	22,040	1,920	—	23,960
Trading, at fair value:
Mortgage-related securities:
Agency	—	18,602	3,052	—	21,654
Non-agency	—	—	1	—	1
Total mortgage-related securities	—	18,602	3,053	—	21,655
Non-mortgage-related securities	29,838	2,449	—	—	32,287
Total trading securities, at fair value	29,838	21,051	3,053	—	53,942
Total investments in securities	29,838	43,091	4,973	—	77,902
Mortgage loans:
Held-for-sale, at fair value	—	17,526	—	—	17,526
Derivative assets, net:
Interest-rate swaps	—	3,482	—	—	3,482
Option-based derivatives	15	7,432	—	—	7,447
Other	—	353	61	—	414
Subtotal, before netting adjustments	15	11,267	61	—	11,343
Netting adjustments(1)	—	—	—	(9,941)	(9,941)
Total derivative assets, net	15	11,267	61	(9,941)	1,402
Other assets:
Guarantee asset, at fair value	—	—	4,824	—	4,824
Non-derivative held-for-sale purchase commitments, at fair value	—	203	—	—	203
All other, at fair value	—	—	114	—	114
Total other assets	—	203	4,938	—	5,141
Total assets carried at fair value on a recurring basis	$29,853	$72,087	$9,972	($9,941)	$101,971
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$4	$202	$—	$206
Other debt, at fair value	—	2,757	123	—	2,880
Derivative liabilities, net:
Interest-rate swaps	—	9,037	—	—	9,037
Option-based derivatives	—	336	—	—	336
Other	—	600	16	—	616
Subtotal, before netting adjustments	—	9,973	16	—	9,989
Netting adjustments(1)	—	—	—	(9,150)	(9,150)
Total derivative liabilities, net	—	9,973	16	(9,150)	839
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	1	—	—	1
All other, at fair value	—	—	1	—	1
Total other liabilities	—	1	1	—	2
Total liabilities carried at fair value on a recurring basis	$—	$12,735	$342	($9,150)	$3,927
Referenced footnote is included after the next table.

Freddie Mac 2Q 2020 Form 10-Q	132

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$22,927	$1,960	$—	$24,887
Non-agency and other	—	20	1,267	—	1,287
Total available-for-sale securities, at fair value	—	22,947	3,227	—	26,174
Trading, at fair value:
Mortgage-related securities:
Agency	—	19,772	2,709	—	22,481
Non-agency	—	—	1	—	1
Total mortgage-related securities	—	19,772	2,710	—	22,482
Non-mortgage-related securities	25,108	1,947	—	—	27,055
Total trading securities, at fair value	25,108	21,719	2,710	—	49,537
Total investment securities	25,108	44,666	5,937	—	75,711
Mortgage loans:
Held-for-sale, at fair value	—	15,035	—	—	15,035
Derivative assets, net:
Interest-rate swaps	—	2,104	—	—	2,104
Option-based derivatives	—	4,198	—	—	4,198
Other	—	61	16	—	77
Subtotal, before netting adjustments	—	6,363	16	—	6,379
Netting adjustments(1)	—	—	—	(5,535)	(5,535)
Total derivative assets, net	—	6,363	16	(5,535)	844
Other assets:
Guarantee asset, at fair value	—	—	4,426	—	4,426
Non-derivative held-for-sale purchase commitments, at fair value	—	81	—	—	81
All other, at fair value	—	—	120	—	120
Total other assets	—	81	4,546	—	4,627
Total assets carried at fair value on a recurring basis	$25,108	$66,145	$10,499	($5,535)	$96,217
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$6	$203	$—	$209
Other debt, at fair value	—	3,600	129	—	3,729
Derivative liabilities, net:
Interest-rate swaps	—	4,882	—	—	4,882
Option-based derivatives	—	130	—	—	130
Other	—	233	37	—	270
Subtotal, before netting adjustments	—	5,245	37	—	5,282
Netting adjustments(1)	—	—	—	(4,910)	(4,910)
Total derivative liabilities, net	—	5,245	37	(4,910)	372
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	7	—	—	7
All other, at fair value	—	—	1	—	1
Total other liabilities	—	7	1	—	8
Total liabilities carried at fair value on a recurring basis	$—	$8,858	$370	($4,910)	$4,318

(1)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

Freddie Mac 2Q 2020 Form 10-Q	133

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
Table 15.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	2Q 2020
	Balance, April 1, 2020	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2020	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(3)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2020
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$650	$—	$8	$197	$—	($10)	($31)	$—	$—	$814	$—	$6
Non-agency and other	1,101	4	41	—	—	—	(40)	—	—	1,106	4	32
Total available-for-sale mortgage-related securities	1,751	4	49	197	—	(10)	(71)	—	—	1,920	4	38
Trading, at fair value:
Mortgage-related securities:
Agency	2,544	(53)	—	742	—	(170)	(11)	—	—	3,052	(49)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	2,545	(53)	—	742	—	(170)	(11)	—	—	3,053	(49)	—
Other assets:
Guarantee asset	4,565	163	—	—	289	—	(193)	—	—	4,824	163	—
All other, at fair value	106	(3)	—	(6)	6	—	11	—	—	114	(3)	—
Total other assets	4,671	160	—	(6)	295	—	(182)	—	—	4,938	160	—

	Balance, April 1, 2020	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2020	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(3)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2020
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$199	$3	$—	$—	$—	$—	$—	$—	$—	$202	$3	$—
Other debt, at fair value	151	1	—	—	1	—	(7)	—	(23)	123	1	—
Net derivatives(2)	(39)	(4)	—	—	—	—	(2)	—	—	(45)	(79)	—
All other, at fair value	1	—	—	—	—	—	—	—	—	1	—	—
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2020 Form 10-Q	134

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2020
	Balance, January 1, 2020	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2020	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(3)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2020
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$1,960	$12	$46	$197	$—	($218)	($88)	$—	($1,095)	$814	$—	$4
Non-agency and other	1,267	7	(86)	—	—	—	(82)	—	—	$1,106	7	(68)
Total available-for-sale mortgage-related securities	3,227	19	(40)	197	—	(218)	(170)	—	(1,095)	1,920	7	(64)
Trading, at fair value:
Mortgage-related securities:
Agency	2,709	(37)	—	923	—	(104)	(42)	—	(397)	3,052	(44)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	2,710	(37)	—	923	—	(104)	(42)	—	(397)	3,053	(44)	—
Other assets:
Guarantee asset	4,426	262	—	—	512	—	(376)	—	—	4,824	262	—
All other, at fair value	120	(11)	—	(6)	12	(8)	7	—	—	114	(11)	—
Total other assets	4,546	251	—	(6)	524	(8)	(369)	—	—	4,938	251	—

	Balance, January 1, 2020	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2020	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(3)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2020
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	($1)	$—	$—	$—	$—	$—	$—	$—	$202	($1)	$—
Other debt, at fair value	129	—	—	—	2	—	(8)	—	—	123	—	—
Net derivatives(2)	21	(59)	—	—	1	—	(8)	—	—	(45)	(66)	—
All other, at fair value	1	—	—	—	—	—	—	—	—	1	—	—

Freddie Mac 2Q 2020 Form 10-Q	135

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	2Q 2019
	Balance, April 1, 2019	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2019	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2019(3)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2019
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$3,599	$8	$23	$—	$—	($707)	($91)	$—	($52)	$2,780	—	$21
Non-agency and other	1,633	22	(15)	—	—	(88)	(58)	—	—	$1,494	4	8
Total available-for-sale mortgage-related securities	5,232	30	8	—	—	(795)	(149)	—	(52)	4,274	4	29
Trading, at fair value:
Mortgage-related securities:
Agency	3,058	(15)	—	360	—	(511)	162	—	(21)	3,033	15	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	3,059	(15)	—	360	—	(511)	162	—	(21)	3,034	15	—
Other assets:
Guarantee asset	3,795	24	—	—	284	—	(162)	—	—	3,941	24	—
All other, at fair value	150	(10)	—	—	8	(20)	(2)	—	—	126	(15)	—
Total other assets	3,945	14	—	—	292	(20)	(164)	—	—	4,067	9	—

	Balance, April 1, 2019	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2019	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2019(3)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2019
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$730	$3	$—	$—	$—	$—	$—	$—	$—	$733	$3	$—
Other debt, at fair value	214	—	—	—	1	—	(5)	—	(81)	129	—	—
Net derivatives(2)	48	(6)	—	—	—	—	(2)	—	—	40	(11)	—
All other, at fair value	1	(1)	—	—	—	—	—	—	—	—	—	—

Freddie Mac 2Q 2020 Form 10-Q	136

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2019
	Balance, January 1, 2019	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2019	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2019(3)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2019
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$4,135	($10)	$96	$—	$—	($1,193)	($190)	$—	($58)	$2,780	($1)	$75
Non-agency and other	1,640	26	35	—	—	(87)	(120)	—	—	1,494	8	48
Total available-for-sale mortgage-related securities	5,775	16	131	—	—	(1,280)	(310)	—	—	4,274	7	123
Trading, at fair value:
Mortgage-related securities:
Agency	3,293	(73)	—	372	—	(517)	138	—	(180)	3,033	(39)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	3,294	(73)	—	372	—	(517)	138	—	(180)	3,034	(39)	—
Other assets:
Guarantee asset	3,633	60	—	—	565	—	(317)	—	—	3,941	60	—
All other, at fair value	137	(43)	—	51	17	(32)	(4)	—	—	126	(48)	—
Total other assets	3,770	17	—	51	582	(32)	(321)	—	—	4,067	12	—

	Balance, January 1, 2019	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2019	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2019(3)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2019
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$728	$5	$—	$—	$—	$—	$—	$—	$—	$733	$5	$—
Other debt, at fair value	134	—	—	—	1	—	(6)	—	—	129	—	—
Net derivatives(2)	91	(42)	—	—	—	—	(9)	—	—	40	(52)	—
All other, at fair value	—	(3)	—	3	—	—	—	—	—	—	—	—

(1)
Transfers out of Level 3 during 2Q 2020 and YTD 2020 and 2Q 2019 and YTD 2019 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 2Q 2020 and YTD 2020 and 2Q 2019 and YTD 2019 consisted primarily of certain mortgage-related securities due to a decrease in market activity and the availability of relevant price quotes from dealers and third-party pricing services.

(2)
Amounts are the net of derivative assets and liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable.

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at June 30, 2020 and June 30, 2019, respectively. This amount includes any allowance for credit losses recorded on available-for-sale securities and amortization of basis adjustments.

Freddie Mac 2Q 2020 Form 10-Q	137

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

The tables below provide valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 15.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	June 30, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(2)
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$651	Discounted cash flows	OAS	37 - 93 bps	79 bps
	163	Other
Non-agency and other	923	Median of external sources	External pricing sources	$62.6 - $76.2	$69.5
	183	Other
Trading, at fair value
Mortgage-related securities
Agency	2,055	Single external source	External pricing sources	$0.0 - $8,476.8	$900.7
	997	Discounted cash flows	OAS	85 - 1,646 bps	615 bps
Guarantee asset, at fair value	4,548	Discounted cash flows	OAS	17 - 186 bps	41 bps
	276	Other
Insignificant Level 3 assets(1)	176
Total level 3 assets	$9,972
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	202	Single external source	External pricing sources	$93.6 - $106.9	$101.2
Insignificant Level 3 liabilities(1)	140
Total level 3 liabilities	$342
Referenced footnote is included after the next table.

Freddie Mac 2Q 2020 Form 10-Q	138

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(2)
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$1,960	Discounted cash flows	OAS	30 - 261 bps	80 bps
Non-agency and other	886	Median of external sources	External pricing sources	$71.9 - $78.2	$75.0
	381	Other
Trading, at fair value
Mortgage-related securities
Agency	1,948	Single external source	External pricing sources	$0.0 - $100.7	$36.6
	761	Discounted cash flows	OAS	(1,201) - 8,095 bps	611 bps
Guarantee asset, at fair value	4,141	Discounted cash flows	OAS	17 - 186 bps	40 bps
	285	Other
Insignificant Level 3 assets(1)	137
Total level 3 assets	$10,499
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	Single external source	External pricing sources	$99.4 - $103.6	$101.4
Insignificant Level 3 liabilities(1)	167
Total level 3 liabilities	$370

(1)	Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.
(2) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 2Q 2020 Form 10-Q	139

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 15.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	June 30, 2020				December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$789	$5,781	$6,570	$—	$22	$4,059	$4,081

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
Table 15.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	June 30, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$5,781
		Internal model	Historical sales proceeds	$3,097 - $700,000	$180,921
		Internal model	Housing sales index	53 - 417 bps	113 bps
		Median of external sources	External pricing sources	$54.8 - $101.0	$89.7

	December 31, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$4,059
		Internal model	Historical sales proceeds	$3,000 - $765,000	$186,234
		Internal model	Housing sales index	46 - 420 bps	112 bps
		Median of external sources	External pricing sources	$66.5 - $105.4	$95.0

Freddie Mac 2Q 2020 Form 10-Q	140

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
Table 15.6 - Fair Value of Financial Instruments

		June 30, 2020
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$7,605	$7,605	$—	$—	$—	$7,605
Securities purchased under agreements to resell	Amortized cost	100,525	—	109,189	—	(8,664)	100,525
Investment securities:
Available-for-sale, at fair value	FV - OCI	23,960	—	22,040	1,920	—	23,960
Trading, at fair value	FV - NI	53,942	29,838	21,051	3,053	—	53,942
Total investment securities		77,902	29,838	43,091	4,973	—	77,902
Mortgage loans:
Loans held by consolidated trusts		2,000,649	—	1,773,169	305,974	—	2,079,143
Loans held by Freddie Mac		99,991	—	59,018	42,845	—	101,863
Total mortgage loans	Various(3)	2,100,640	—	1,832,187	348,819	—	2,181,006
Derivative assets, net	FV - NI	1,402	15	11,267	61	(9,941)	1,402
Guarantee asset	FV - NI	4,824	—	—	4,831	—	4,831
Non-derivative purchase commitments	Various	203	—	284	—	—	284
Secured lending and other	Amortized cost	5,415	—	1,680	3,557	—	5,237
Total financial assets		$2,298,516	$37,458	$1,997,698	$362,241	($18,605)	$2,378,792
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$2,020,866	$—	$2,101,807	$1,023	$—	$2,102,830
Other debt		287,435	—	298,055	4,105	(8,664)	293,496
Total debt	Various(4)	2,308,301	—	2,399,862	5,128	(8,664)	2,396,326
Derivative liabilities, net	FV - NI	839	—	9,973	16	(9,150)	839
Guarantee obligation	Amortized cost	4,350	—	—	4,905	—	4,905
Non-derivative purchase commitments	Various	24	—	1	218	—	219
Total financial liabilities		$2,313,514	$—	$2,409,836	$10,267	($17,814)	$2,402,289

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

(3)	As of June 30, 2020, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $2.1 trillion, $21.4 billion, and $17.5 billion, respectively.

(4)	As of June 30, 2020, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.3 trillion and $3.1 billion, respectively.

Freddie Mac 2Q 2020 Form 10-Q	141

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

		December 31, 2019
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$5,189	$5,189	$—	$—	$—	$5,189
Securities purchased under agreements to resell	Amortized cost	56,271	—	66,114	—	(9,843)	56,271
Investment securities:
Available-for-sale, at fair value	FV - OCI	26,174	—	22,947	3,227	—	26,174
Trading, at fair value	FV - NI	49,537	25,108	21,719	2,710	—	49,537
Total investment securities		75,711	25,108	44,666	5,937	—	75,711
Mortgage loans:
Loans held by consolidated trusts		1,940,523	—	1,732,434	244,500	—	1,976,934
Loans held by Freddie Mac		79,677	—	38,100	45,588	—	83,688
Total mortgage loans	Various(3)	2,020,200	—	1,770,534	290,088	—	2,060,622
Derivative assets, net	FV - NI	844	—	6,363	16	(5,535)	844
Guarantee asset	FV - NI	4,426	—	—	4,433	—	4,433
Non-derivative purchase commitments	Various	81	—	90	72	—	162
Secured lending and other	Amortized cost	4,186	—	1,874	2,131	—	4,005
Total financial assets		$2,166,908	$30,297	$1,889,641	$302,677	($15,378)	$2,207,237
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$1,898,355	$—	$1,931,473	$1,277	$—	$1,932,750
Other debt		271,330	—	282,431	3,619	(9,843)	276,207
Total debt	Various(4)	2,169,685	—	2,213,904	4,896	(9,843)	2,208,957
Derivative liabilities, net	FV - NI	372	—	5,245	37	(4,910)	372
Guarantee obligation	Amortized cost	4,292	—	—	4,527	—	4,527
Non-derivative purchase commitments	Various	7	—	7	67	—	74
Total financial liabilities		$2,174,356	$—	$2,219,156	$9,527	($14,753)	$2,213,930

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

(3)	As of December 31, 2019, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $2.0 trillion, $20.3 billion, and $15.0 billion, respectively.

(4)	As of December 31, 2019, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.2 trillion and $3.9 billion, respectively.
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and long-term debt.
The table below presents the fair value and UPB related to certain loans and long-term debt for which we have elected the fair value option. This table does not include interest-only securities related to debt securities of consolidated trusts and other debt held by third parties with a fair value of $153 million and $146 million and multifamily held-for-sale loan purchase commitments with a net fair value of $202 million and $74 million, as of June 30, 2020 and December 31, 2019, respectively.

Freddie Mac 2Q 2020 Form 10-Q	142

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Table 15.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected

	June 30, 2020			December 31, 2019
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties
Fair value	$17,526	$2,731	$202	$15,035	$3,589	$203
UPB	16,200	2,886	200	14,444	3,329	200
Difference	$1,326	($155)	$2	$591	$260	$3

Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in non-interest income (loss) in our condensed consolidated statements of comprehensive income (loss), related to items for which we have elected the fair value option.
Table 15.8 - Changes in Fair Value Under the Fair Value Option Election

	2Q 2020	2Q 2019	YTD 2020	YTD 2019
(In millions)	Gains (Losses)		Gains (Losses)
Multifamily held-for-sale loans	$313	$477	$951	$818
Multifamily held-for-sale loan purchase commitments	650	613	1,182	1,003
Other debt - long term	(70)	69	478	67
Debt securities of consolidated trusts held by third parties	—	(3)	4	(5)

Changes in fair value attributable to instrument-specific credit risk were not material for 2Q 2020 and YTD 2020 and for 2Q 2019 and YTD 2019 for any assets or liabilities for which we elected the fair value option.

Freddie Mac 2Q 2020 Form 10-Q	143

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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

Freddie Mac 2Q 2020 Form 10-Q	144

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16
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

Freddie Mac 2Q 2020 Form 10-Q	145

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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
Litigation in the U.S. Court of Federal Claims

Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac as a "nominal" defendant, on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government's alleged taking of its property, attorneys' fees, costs, and other expenses. On March 8, 2018, the plaintiffs filed an amended complaint under seal, with a redacted copy filed on November 14, 2018. The United States filed a motion to dismiss on August 1, 2018 and an amended motion to dismiss on October 1, 2018. The court denied the motion to dismiss on May 8, 2020 and granted plaintiffs' motion to certify the decisions for interlocutory appeal on June 11, 2020.
Fairholme Funds, Inc., et al. vs. the United States of America, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. This case was originally filed on July 9, 2013 against the United States of America. On March 8, 2018, plaintiffs filed an amended complaint under seal. A redacted public version was filed on May 11, 2018 and adds Freddie Mac and Fannie Mae as nominal defendants. The amended complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking or exaction of private property for public use without just compensation, and that by enacting the net worth sweep, the government breached the fiduciary duty it owed to Freddie Mac and Fannie Mae, and implied-in-fact contracts between the United States on the one hand and Freddie Mac and Fannie Mae on the other. The plaintiffs ask that plaintiffs, Freddie Mac, and Fannie Mae be awarded (1) just compensation for the government's alleged taking or exaction of their property, (2) damages for the government's breach of fiduciary duties, and (3) damages for the government's breach of the alleged implied-in-fact contracts. In addition, plaintiffs seek pre- and post-judgment interest, attorneys' fees, costs, and other expenses. The United States filed a motion to dismiss on August 1, 2018 and an amended motion to dismiss on October 1, 2018. On December 6, 2019, the Court dismissed the claims plaintiffs labeled as direct claims and denied defendant's motion to dismiss with respect to the claims plaintiffs labeled as derivative. Accordingly, derivative takings, exaction, breach of fiduciary duty, and breach of implied-in-fact contract claims remain. By order dated March 9, 2020, the Court granted unopposed motions by plaintiffs and defendant to certify the December 6 opinion for interlocutory review, modified its December 6 opinion to include the language necessary for an interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit, and stayed further proceedings in the case pending the completion of the interlocutory appeal process. The Federal Circuit granted the petition for interlocutory appeal on June 18, 2020.
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

Freddie Mac 2Q 2020 Form 10-Q	146

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

damages for the government's breach of fiduciary duties; and damages for the government's breach of the alleged implied-in-fact contracts. The proceedings have been stayed pending the appeals in the Fairholme Funds matter.
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

Freddie Mac 2Q 2020 Form 10-Q	147

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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
Table 17.1 - Net Worth and Minimum Capital

(In millions)	June 30, 2020	December 31, 2019
GAAP net worth (deficit)	$11,442	$9,122
Core capital (deficit)(1)(2)	(62,254)	(63,964)
Less: Minimum capital requirement(1)	20,230	19,123
Minimum capital surplus (deficit)(1)	($82,484)	($83,087)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

(2)	Core capital excludes certain components of GAAP total equity (i.e., AOCI and senior preferred stock) as these items do not meet the statutory definition of core capital.
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
In May 2020, FHFA released its re-proposed Enterprise Capital Rule for comment. FHFA’s re-proposed Enterprise Capital Rule, if adopted, would significantly increase our capital requirements and, as a result, would significantly lower our returns on capital. Until FHFA issues a final Enterprise Capital Rule, we will continue to use the CCF to evaluate business decisions and ensure the company makes such decisions prudently when pricing transactions and managing its businesses.

Freddie Mac 2Q 2020 Form 10-Q	148

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

NOTE 18
Selected Financial Statement Line Items
The table below presents the significant components of investment gains (losses), net on our condensed consolidated statements of comprehensive income (loss).
Table 18.1 - Significant Components of Investment Gains (Losses), Net

(In millions)	2Q 2020	2Q 2019	YTD 2020	YTD 2019
Investment gains (losses), net:
Mortgage loans gains (losses)	$1,046	$1,544	$2,218	$2,478
Investment securities gains (losses)	65	358	1,120	502
Debt gains (losses)	60	49	760	64
Derivative gains (losses)	(501)	(2,089)	(4,263)	(3,695)
Investment gains (losses), net	$670	($138)	($165)	($651)

The table below presents the significant components of other assets and other liabilities on our condensed consolidated balance sheets.
Table 18.2 - Significant Components of Other Assets and Other Liabilities

(In millions)	June 30, 2020	December 31, 2019
Other assets:
Real estate owned, net	$322	$555
Accounts and other receivables(1)	20,996	10,780
Guarantee asset	4,824	4,426
Secured lending and other	6,465	5,158
All other	2,144	1,880
Total other assets	$34,751	$22,799
Other liabilities:
Guarantee obligation	$4,350	$4,292
All other	4,477	3,750
Total other liabilities	$8,827	$8,042

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 2Q 2020 Form 10-Q	149

Other Information

Other Information
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 16 in this Form 10-Q, our 2019 Annual Report, and our Form 10-Q for the first quarter of 2020.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. For information on these lawsuits, see the Legal Proceedings section in our 2019 Annual Report. One such case was filed in the U.S. Court of Federal Claims. On May 15, 2020, the Court of Federal Claims dismissed this case. On June 29, 2020, plaintiffs appealed to the U.S. Court of Appeals for the Federal Circuit. Another such case, filed in the U.S. District Court for the Southern District of Texas, was appealed to the U.S. Court of Appeals for the Fifth Circuit. On September 6, 2019, the Fifth Circuit, en banc, held that the plaintiffs plausibly alleged that FHFA exceeded its conservator powers by transferring Freddie Mac's future value (i.e., profits via the net worth sweep) to a single shareholder, Treasury, and remanded that cause of action to the District Court. The Fifth Circuit also held that the "for cause" removal provision for the director of FHFA was unconstitutional, and that the provision should be struck from the statute. The plaintiffs and defendants filed separate petitions for writ of certiorari to the U.S. Supreme Court seeking review of the Fifth Circuit’s decision, which the Supreme Court granted on July 9, 2020. In addition, on June 12, 2020, a class action lawsuit was filed in the U.S. Court of Federal Claims against the United States. This new lawsuit seeks damages from the United States as a result of Treasury's involvement in the alleged taking of funds from Freddie Mac via the Third Amendment. The complaint asserts causes of action for breach of contract and the implied covenant of good faith and fair dealing based on the alleged disregard by Treasury of an implicit guarantee of dividend payments to stockholders. Freddie Mac is not a party to any of these lawsuits.
RISK FACTORS
This Form 10-Q should be read together with the Other Information - Risk Factors section of our Form 10-Q for the quarter ended March 31, 2020 and the Risk Factors section in our 2019 Annual Report, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
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

Freddie Mac 2Q 2020 Form 10-Q	150

Other Information

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
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 2Q 2020 Form 10-Q	151

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
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 2Q 2020
We evaluated the changes in our internal control over financial reporting that occurred during 2Q 2020 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of June 30, 2020 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 2Q 2020 have been prepared in conformity with GAAP.

Freddie Mac 2Q 2020 Form 10-Q	152

Exhibit Index

Exhibit Index

Exhibit	Description*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac 2Q 2020 Form 10-Q	153

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ David M. Brickman
David M. Brickman
Chief Executive Officer
Date: July 30, 2020

By:	/s/ Christian M. Lown
Christian M. Lown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: July 30, 2020

Freddie Mac 2Q 2020 Form 10-Q	154

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	74 - 149
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 73
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57 - 59
Item 4.	Controls and Procedures	152
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	150
Item 1A.	Risk Factors	150
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	150
Item 6.	Exhibits	151
Exhibit Index		153
Signatures		154

Freddie Mac 2Q 2020 Form 10-Q	155