Form 10-Q
period 2020-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2020-10-29
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 13, 2020, there were 650,059,292 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac 3Q 2020 Form 10-Q	i

Table of Contents

MD&A TABLE INDEX

Freddie Mac 3Q 2020 Form 10-Q	ii

Freddie Mac 3Q 2020 Form 10-Q	iii

Management's Discussion and Analysis	Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations, including the effects the COVID-19 pandemic and the actions taken in response may have on our liquidity, business activities, financial condition, and results of operations, and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the Forward-Looking Statements section of this Form 10-Q, the Other Information - Risk Factors section of our Form 10-Q for the quarter ended March 31, 2020, and the Business, Forward-Looking Statements, and Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2019, or 2019 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2019 Annual Report.
You should read the following MD&A in conjunction with our 2019 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2020 included in Financial Statements.
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
COVID-19 Pandemic Response Efforts
During 3Q 2020, the COVID-19 pandemic continued to evolve both globally and domestically with significant adverse effects on populations and economies. We remain focused on serving our mission and the crucial role we play in the U.S. housing finance system while supporting the health and safety of our communities, customers, and staff. We continue to actively monitor the situation and make decisions based on guidance from national, state, and local governments and public health authorities, including the U.S. Centers for Disease Control and Prevention (CDC). While more than 95% of our staff continued to work remotely as of September 30, 2020, a small number of staff voluntarily returned to the office in 4Q 2020.
Providing Assistance to Homeowners and Supporting the Single-Family Mortgage Market
We remain focused on making sure homeowners with Freddie Mac-owned mortgages who are directly or indirectly affected by the COVID-19 pandemic are able to stay in their homes during this challenging time. We have announced a number of mortgage-relief options for borrowers affected by the COVID-19 pandemic, including providing up to 12 months of mortgage forbearance during which a borrower’s payments are temporarily reduced or suspended. We have also established a foreclosure and eviction moratorium for homeowners with Freddie Mac-owned single-family mortgages, which FHFA recently instructed us to extend until at least December 31, 2020. In addition, we have introduced a number of temporary measures to help provide sellers with the clarity and flexibility to continue to lend in a prudent and responsible manner and to expedite loan closings and help keep homebuyers, sellers, and appraisers safe during the COVID-19 pandemic. For additional information on these temporary measures, see MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk.
As of September 30, 2020, 2.95% of loans in our single-family credit guarantee portfolio, based on loan count, were both in forbearance and delinquent. All information included in this Form 10-Q related to single-family loans in forbearance is based on information reported to us by our servicers. For the purpose of reporting delinquency rates, we report single-family loans in forbearance as delinquent during the forbearance period to the extent that payments are past due based on the loans' original contractual terms, irrespective of the forbearance agreement. Single-family servicers have not been required to report forbearance information to us if the borrower continues to make payments during the forbearance period and remains in current status. As a result, our forbearance data is limited to loans in forbearance that are past due based on the loan’s original

Freddie Mac 3Q 2020 Form 10-Q	1

Management's Discussion and Analysis	Introduction

contractual terms and does not include loans that are in forbearance where borrowers have continued to make payments during the forbearance period and remain in current status. For this reason, our reported forbearance rates may be lower than single-family forbearance rates reported by other industry participants, which generally report forbearance rates that include all loans in forbearance, including loans where the borrower has continued to make payments during the forbearance period and remains in current status. Effective October 1, 2020, we are requiring servicers to report to us all alternatives to foreclosure, which include forbearance plans on all mortgages, including those that are not delinquent. For additional information on our support of the single-family mortgage market during the COVID-19 pandemic, see MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk.
Providing Assistance to Renters and Multifamily Borrowers and Supporting the Multifamily Mortgage Market
We have also provided support to the multifamily mortgage market, including by offering multifamily borrowers mortgage forbearance with the condition that they suspend all evictions during the forbearance period for renters unable to pay rent. Under our forbearance program, multifamily borrowers with a fully performing loan as of February 1, 2020 can defer their loan payments for up to 90 days by showing hardship as a consequence of the COVID-19 pandemic and by gaining lender approval. In June 2020, in coordination with FHFA, we announced several supplemental forbearance relief options to assist borrowers who have a forbearance plan in place and continue to be materially affected by the COVID-19 pandemic. These supplemental relief options extended most of the original tenant protections and provided increased flexibility to tenants, allowing the repayment of past due rent over time and not in a lump sum.
As of September 30, 2020, 2.21% of the loans in our multifamily mortgage portfolio, based on UPB, were enrolled in our forbearance program, approximately 90% of which were in their repayment period. Our credit risk exposure related to loans in forbearance is mitigated, as approximately 84% of the total loans in our forbearance program are included in securitizations with credit enhancement provided by subordination. We report multifamily loans in forbearance as current as long as the borrowers are in compliance with the forbearance agreement, including the agreed upon repayment plan. Loans in forbearance are therefore not included in our multifamily delinquency rates if the borrowers are in compliance with their forbearance agreement. For additional information on our support of the multifamily mortgage market during the COVID-19 pandemic, see MD&A - Risk Management - Credit Risk - Multifamily Mortgage Credit Risk.
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
The housing market, however, is one segment of the economy that has shown signs of strength, with mortgage refinance originations increasing significantly during YTD 2020 as many homeowners took advantage of historically low mortgage interest rates in 2Q 2020 and 3Q 2020. We expect the low mortgage rate environment to continue during the fourth quarter of 2020 through the end of 2021. In addition, we expect the recent surge in home sales will modestly increase total annual sales in 2020, before declining in 2021. We expect fewer new homes will be available for sale in 2021 due to the slowdown in construction driven by the COVID-19 pandemic. As housing inventory declined in 3Q 2020, house prices increased. However, we expect full-year house price growth to moderate in 2021.
We also anticipate that supply and demand in the multifamily housing market will be affected over the next year or two due to the COVID-19 pandemic, which will flow through to multifamily fundamentals. The economic uncertainty for renter households, as well as the lack of ability to move and form new households, will make it difficult to fill vacancies. We expect new completions to slow due to the COVID-19 pandemic, which should limit new supply. The multifamily sector entered the COVID-19 pandemic on solid ground, with below historical average vacancy rates and above average rent growth. The higher unemployment rate resulting from the COVID-19 pandemic will cause some renters to face financial hardships. Enhanced federal unemployment benefits, which expired at the end of July 2020, helped lessen the impact on the multifamily sector. Since the expiration of these benefits, there has been some additional but less robust support, and without a nationwide legislative replacement, there could be a greater impact on the multifamily sector. Some multifamily indicators, such as rent payment collections reported by the National Multifamily Housing Council, reflect lower payment rates starting in August 2020. Furthermore, a CDC eviction moratorium through the end of the year will affect landlords' ability to evict tenants unable to pay, which may impact the multifamily sector in future periods. Multifamily delinquency rates could continue to increase in the near term due to the effects of the COVID-19 pandemic. However, we currently do not expect to experience significant credit losses given our risk transfer business model. For additional information on market and macroeconomic indicators that can affect our business and financial results, see MD&A - Market Conditions and Economic Indicators.
Our allowance for credit losses has increased significantly during YTD 2020, and we expect single-family serious delinquency rates and the volume of loss mitigation activity to remain elevated as a result of the COVID-19 pandemic and the forbearance programs and foreclosure sales and eviction moratoriums we have announced. While we expect that the actions we have taken to support the mortgage markets as a result of the COVID-19 pandemic will improve borrower outcomes, these actions may not be as successful as we hope. In addition, we expect these actions may continue to negatively affect our financial condition and

Freddie Mac 3Q 2020 Form 10-Q	2

Management's Discussion and Analysis	Introduction

results of operations, perhaps significantly. The ultimate success of these programs will depend on the duration and severity of the economic downturn. For additional information, see MD&A - Risk Management - Credit Risk.
After falling sharply in 2Q 2020 due to the effects of the COVID-19 pandemic, single-family CRT issuance resumed during 3Q 2020 with broad-based investor demand, favorable economics, and strong subscription levels. Single-family CRT remains a critical component of our business strategy, and we intend to continue to pursue our existing CRT strategies under the current capital framework. However, the COVID-19 pandemic continues to impose uncertainties and may continue to impact our transactions going forward.
Our debt funding needs and debt funding costs may increase as we expect to advance significant amounts to cover principal and interest payments to security holders for loans in forbearance and to purchase delinquent loans from securities after borrowers exit forbearance plans. Therefore, our less liquid assets in our mortgage-related investments portfolio are likely to increase in future periods.
Business Results
Consolidated Financial Results

Net Revenues, Net Income, and Comprehensive Income

■
Net income was $2.5 billion for 3Q 2020, an increase of $0.8 billion, or 44%, from 3Q 2019. Comprehensive income was $2.4 billion for 3Q 2020, an increase of $0.6 billion, or 33%, from 3Q 2019. The increases in both net income and comprehensive income were driven by higher net revenues, partially offset by higher expected credit losses due to the COVID-19 pandemic.

■	Net revenues increased $1.7 billion, or 50%, compared to 3Q 2019, primarily due to higher net interest income and higher investment gains (losses), net.

Freddie Mac 3Q 2020 Form 10-Q	3

Management's Discussion and Analysis	Introduction

Total Equity

■	Total equity was $13.9 billion as of September 30, 2020, up from $9.1 billion as of December 31, 2019.

■
Pursuant to the September 2019 Letter Agreement, the liquidation preference of the senior preferred stock increased from $82.2 billion on June 30, 2020 to $84.1 billion on September 30, 2020 based on the $1.9 billion increase in our Net Worth Amount during 2Q 2020, and will increase to $86.5 billion on December 31, 2020 based on the $2.4 billion increase in our Net Worth Amount during 3Q 2020.

Housing Market Support

Housing Market Support
We support the U.S. housing market by executing our Charter Mission to ensure credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $361.9 billion in liquidity to the mortgage market in 3Q 2020, which enabled the financing of 1.3 million home purchases, refinancings, or rental units. Single-family refinance activity increased significantly compared to 3Q 2019, as borrowers took advantage of record low mortgage interest rates.

Freddie Mac 3Q 2020 Form 10-Q	4

Management's Discussion and Analysis	Introduction

Portfolio Balances

Guarantee Portfolio

Investments Portfolio

■
Our total guarantee portfolio grew $255 billion, or 11%, from September 30, 2019 to September 30, 2020, driven by an 11% increase in our single-family credit guarantee portfolio and a 14% increase in our multifamily guarantee portfolio.

●
The growth in our single-family credit guarantee portfolio continued in 3Q 2020 driven by an increase in U.S. single-family mortgage debt outstanding and strong business activity. Additionally, continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.

●
The growth in our multifamily guarantee portfolio also continued in 3Q 2020, primarily driven by strong loan purchase and securitization activity attributable to strong demand for multifamily loan products.

■	Our total investments portfolio at September 30, 2020 increased compared to September 30, 2019, primarily due to an increase in our other investments portfolio.

●
The increase in the other investments portfolio was driven by higher loan prepayments and higher near-term cash needs for a higher expected single-family cash loan purchase forecast, as well as our transition to comply with updated FHFA minimum liquidity requirements. For additional information on the updated FHFA minimum liquidity requirements, see MD&A - Liquidity and Capital Resources.

●
In February 2019, FHFA instructed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times. In August 2020, FHFA instructed us to further limit the amount and type of assets we hold in our mortgage-related investments portfolio. See MD&A - Conservatorship and Related Matters for additional information.

Freddie Mac 3Q 2020 Form 10-Q	5

Management's Discussion and Analysis	Introduction

Credit Risk Transfer

Single-Family Credit Guarantee Portfolio with Credit Enhancement

Multifamily Mortgage Portfolio with Credit Enhancement

In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we have developed innovative CRT programs that distribute mortgage credit risk to third-party investors and have transformed our business model from one where we buy and hold credit risk to one where we buy and transfer a portion of such credit risk. Our programmatic offerings regularly transfer a portion of the credit risk primarily on recently acquired loans, with the percentage of our single-family credit guarantee portfolio and the percentage of our multifamily mortgage portfolio covered by credit enhancements at 52% and 90%, respectively, as of September 30, 2020. For additional information, see MD&A - Introduction - COVID-19 Pandemic Response Efforts - Business Outlook. See MD&A - Our Business Segments - Single-Family Guarantee - Products and Activities and MD&A - Our Business Segments - Multifamily - Products and Activities in our 2019 Annual Report for additional information on our credit enhancements.
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
In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury, under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. Our Purchase Agreement with Treasury and the terms of the senior preferred stock affect our business activities and are critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities.
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

Freddie Mac 3Q 2020 Form 10-Q	6

Management's Discussion and Analysis	Introduction

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
Draw Requests From and Dividend Payments to Treasury

At September 30, 2020, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. In addition, because our Net Worth Amount did not exceed the applicable Capital Reserve Amount of $20.0 billion, we did not declare or pay a dividend to Treasury on the senior preferred stock during the three months ended March 31, 2020, June 30, 2020, and September 30, 2020. The amount of available funding remaining under the Purchase Agreement was $140.2 billion at September 30, 2020 and will be reduced by any future draws.
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
Draw Requests From and Dividend Payments To Treasury

Freddie Mac 3Q 2020 Form 10-Q	7

Management's Discussion and Analysis	Market Conditions and Economic Indicators

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

■	Changes in the 3-month LIBOR rate affect the interest earned on our short-term investments and interest expense on our short-term funding.

■	SOFR is a benchmark rate for secured overnight dollar denominated financing identified by certain banking regulators and market participants as a potential replacement for LIBOR.

■	Interest rates remained at or near record lows during 3Q 2020.
Unemployment Rate and Monthly Net New Jobs

Source: U.S. Bureau of Labor Statistics.

■	Changes in the national unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.

■
In response to the COVID-19 pandemic, many state and local governments enacted measures designed to curb the spread of COVID-19 that have severely curtailed economic activity and significantly increased unemployment levels, which may take an extended period of time to recover.

■
The unemployment rate declined to 7.9% during 3Q 2020, but total jobless claims remained elevated and a shift from temporary to permanent unemployment and a deterioration in the labor force participation rate signaled underlying weakness in the labor market.

Freddie Mac 3Q 2020 Form 10-Q	8

Management's Discussion and Analysis	Market Conditions and Economic Indicators

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

■
Single-family house prices increased 3.6% during 3Q 2020, compared to an increase of 0.3% during 3Q 2019. We expect full-year 2020 house price growth to exceed 2019 growth and moderate in 2021. The full effect of the COVID-19 pandemic on house prices is uncertain and dependent on the pandemic's economic impact and the pace of economic recovery.

■
For full-year 2020,we expect a modest increase in U.S. single-family home purchase volume, while the low mortgage interest rate environment has led to a significant increase in refinance originations. Freddie Mac's single-family loan purchase volumes generally follow a similar trend.

■
U.S. single-family mortgage origination volume increased to $1.1 trillion in 3Q 2020 from $695 billion in 3Q 2019, driven by higher refinance volume as a result of lower average mortgage interest rates in recent quarters.

■	We expect the low mortgage rate environment to continue and result in high levels of refinance activity through the remainder of 2020, before declining in 2021.

Freddie Mac 3Q 2020 Form 10-Q	9

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Multifamily Housing and Mortgage Market Conditions

Source: Reis.
Apartment Completions and Net Absorption
Source: Reis. 3Q 2020 net absorption data is not yet available.

■
Completions in 3Q 2020 totaled just under 33,000 units, the lowest level since 1Q 2014, due to the COVID-19 pandemic slowing construction. The vacancy rate increased slightly to 5.0% nationally. This rate is below the long-term average vacancy rate of 5.4% dating back to 2000, but it is anticipated to rise as COVID-19 relief programs and eviction moratoriums expire.

■
Effective rent (i.e., the average rent paid by the tenant over the term of the lease, adjusted for concessions by the landlord and costs borne by the tenant) decreased by 1.9% in 3Q 2020. Annual rents decreased 1.3% as a result of the weakening macroeconomy and labor market due to the COVID-19 pandemic.

■
Both supply and demand for rental housing will be affected over the next year or two due to the COVID-19 pandemic, which will flow through to multifamily fundamentals. The economic uncertainty for renter households, as well as the lack of ability to move and form new households, will make it difficult to fill vacancies. New completions are expected to slow, which should limit new supply.

■
The multifamily sector entered the COVID-19 pandemic on solid ground, with below historical average vacancy rates and above average rent growth. The higher unemployment rate resulting from the COVID-19 pandemic will cause some renters to face financial hardships. Enhanced federal unemployment benefits, which expired at the end of July 2020, helped lessen the impact on the multifamily sector. Since the expiration of these benefits, there has been some additional but less robust support, and without a nationwide legislative replacement, there could be a greater impact on the multifamily sector in future periods.

Freddie Mac 3Q 2020 Form 10-Q	10

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Mortgage Debt Outstanding

Single-Family Mortgage Debt Outstanding
Source: Federal Reserve Financial Accounts of the United States of America. 3Q 2020 U.S. single-family mortgage debt outstanding data is not yet available.

Multifamily Mortgage Debt Outstanding Source: Federal Reserve Financial Accounts of the United States of America. 3Q 2020 U.S. multifamily mortgage debt outstanding data is not yet available.

■
During 3Q 2020, the single-family mortgage market grew primarily driven by house price appreciation. However, the length and severity of the economic downturn caused by the COVID-19 pandemic, and its impact on the housing market, is subject to significant uncertainty.

■
Prior to March 2020, multifamily market fundamentals were driven by a healthy job market, population growth, high propensity to rent among young adults, and rising single-family house prices. Since then, the effects of the COVID-19 pandemic have slowed the economy significantly, which we believe could negatively affect the multifamily mortgage market during the remainder of 2020.

Freddie Mac 3Q 2020 Form 10-Q	11

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Delinquency Rates

Source: National Delinquency Survey from the Mortgage Bankers Association. 3Q 2020 total mortgage market rate is not yet available.
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs), American Council of Life Insurers (ACLI). The 3Q 2020 delinquency rates for FDIC insured institutions and ACLI investment bulletin are not yet available.

■
Our single-family serious delinquency rate is based on the number of loans in our single-family guarantee portfolio that are three monthly payments or more past due or in the process of foreclosure. We report single-family loans in forbearance as delinquent during the forbearance period to the extent that payments are past due based on the loans' original contractual terms, irrespective of the forbearance agreement.

■
Our single-family serious delinquency rate was higher as of September 30, 2020 compared to September 30, 2019, driven by loans in forbearance due to the COVID-19 pandemic. However, 54% of the seriously delinquent loans at September 30, 2020 were covered by credit enhancements designed to reduce our credit risk exposure.

■	We expect our single-family serious delinquency rate to remain elevated as a result of the COVID-19 pandemic and the forbearance programs we are offering in response.

■
Our multifamily delinquency rate is based on the UPB of loans in our multifamily mortgage portfolio that are two monthly payments or more past due or in the process of foreclosure. We report multifamily loans in forbearance as current as long as the borrowers are in compliance with their forbearance agreement, including the agreed upon repayment plan. Loans in forbearance are therefore not included in our multifamily delinquency rate if the borrowers are in compliance with the forbearance agreement.

■
Our multifamily delinquency rate was higher as of September 30, 2020 compared to September 30, 2019, due to the effects of the COVID-19 pandemic, but remains low compared to other market participants, primarily due to our prior-approval underwriting approach. See Risk Management - Credit Risk - Multifamily Mortgage Credit Risk for additional information on our delinquency and forbearance rates.

■
Multifamily delinquency rates could increase further in the near term due to the continuing effects of the COVID-19 pandemic. However, we currently do not expect to experience significant credit losses given our risk transfer business model.

Freddie Mac 3Q 2020 Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations

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
Table 1 - Summary of Condensed Consolidated Statements of Comprehensive Income (Loss)

			Change				Change
(Dollars in millions)	3Q 2020	3Q 2019	$	%	YTD 2020	YTD 2019	$	%
Net interest income	$3,457	$2,410	$1,047	43%	$9,118	$8,490	$628	7%
Guarantee fee income	315	280	35	13	1,161	850	311	37
Investment gains (losses), net	1,122	568	554	98	957	(83)	1,040	1,253
Other income (loss)	172	121	51	42	401	247	154	62
Net revenues	5,066	3,379	1,687	50	11,637	9,504	2,133	22
Benefit (provision) for credit losses	(327)	179	(506)	(283)	(2,265)	474	(2,739)	(578)
Credit enhancement expense	(267)	(197)	(70)	(36)	(731)	(536)	(195)	(36)
Expected credit enhancement recoveries	20	—	20	—	708	42	666	1,586
REO operations expense	(40)	(58)	18	31	(139)	(172)	33	19
Credit-related expense	(614)	(76)	(538)	(708)	(2,427)	(192)	(2,235)	(1,164)
Administrative expense	(641)	(620)	(21)	(3)	(1,829)	(1,817)	(12)	(1)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(467)	(408)	(59)	(14)	(1,341)	(1,197)	(144)	(12)
Other expense	(237)	(139)	(98)	(71)	(480)	(499)	19	4
Operating expense	(1,345)	(1,167)	(178)	(15)	(3,650)	(3,513)	(137)	(4)
Income (loss) before income tax (expense) benefit	3,107	2,136	971	45	5,560	5,799	(239)	(4)
Income tax (expense) benefit	(644)	(427)	(217)	(51)	(1,147)	(1,177)	30	3
Net income (loss)	2,463	1,709	754	44	4,413	4,622	(209)	(5)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(14)	139	(153)	(110)	596	717	(121)	(17)
Comprehensive income (loss)	$2,449	$1,848	$601	33%	$5,009	$5,339	($330)	(6)%

Freddie Mac 3Q 2020 Form 10-Q	13

Management's Discussion and Analysis	Consolidated Results of Operations

Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	3Q 2020	3Q 2019	$	%	YTD 2020	YTD 2019	$	%
Guarantee portfolio net interest income:
Contractual net interest income	$1,290	$943	$347	37%	$3,469	$2,751	$718	26%
Net interest income related to the Temporary Payroll Tax Cut Continuation Act of 2011	480	405	75	19	1,363	1,172	191	16
Amortization	1,243	564	679	120	2,543	1,521	1,022	67
Total guarantee portfolio net interest income	3,013	1,912	1,101	58	7,375	5,444	1,931	35
Investments portfolio net interest income:
Contractual net interest income	1,498	1,439	59	4	4,391	4,578	(187)	(4)
Amortization	(191)	(149)	(42)	(28)	(533)	(419)	(114)	(27)
Interest expense related to CRT debt	(173)	(275)	102	37	(600)	(851)	251	29
Total investments portfolio net interest income	1,134	1,015	119	12	3,258	3,308	(50)	(2)
Income (expense) from hedge accounting	(690)	(517)	(173)	(33)	(1,515)	(262)	(1,253)	(478)
Net interest income	$3,457	$2,410	$1,047	43%	$9,118	$8,490	$628	7%
Key Drivers:

■	Guarantee portfolio contractual net interest income

●	3Q 2020 vs. 3Q 2019 and YTD 2020 vs. YTD 2019 - Increased primarily due to a higher contractual guarantee fee rate coupled with the continued growth of the core single-family guarantee portfolio.

■	Guarantee portfolio amortization

●	3Q 2020 vs. 3Q 2019 and YTD 2020 vs. YTD 2019 - Increased primarily due to higher upfront fee income recognition as a result of the record low mortgage interest rate environment.

■	Investments portfolio contractual net interest income

●
3Q 2020 vs. 3Q 2019 - Increased primarily due to lower funding costs, partially offset by a change in our investment mix as the other investments portfolio represented a larger percentage of our total investments portfolio.

●
YTD 2020 vs. YTD 2019 - Decreased primarily due to a change in our investment mix as the other investments portfolio represented a larger percentage of our total investments portfolio, partially offset by lower funding costs.

■	Investments portfolio amortization

●	3Q 2020 vs. 3Q 2019 and YTD 2020 vs. YTD 2019 - Expense increased primarily due to the change in our investment mix driven by our mortgage-related investments and other investments portfolios.

■	Interest expense related to CRT debt

●	3Q 2020 vs. 3Q 2019 and YTD 2020 vs. YTD 2019 - Decreased primarily due to a decline in volume as we no longer issue STACR debt notes on a regular basis.

■	Income (expense) from hedge accounting

●
3Q 2020 vs. 3Q 2019 and YTD 2020 vs YTD 2019 - Expense increased primarily due to amortization of hedge accounting-related basis adjustments, partially offset by a favorable earnings mismatch and higher income related to accruals of periodic cash settlements on derivatives in hedging relationships.

Freddie Mac 3Q 2020 Form 10-Q	14

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The tables below present an analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	3Q 2020			3Q 2019
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$21,789	$3	0.04%	$10,313	$72	2.75%
Securities purchased under agreements to resell	105,371	34	0.13	54,238	322	2.37
Secured lending	5,063	19	1.49	3,750	32	3.35
Mortgage-related securities:
Mortgage-related securities	101,312	1,060	4.18	133,278	1,435	4.31
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(57,681)	(462)	(3.20)	(87,159)	(883)	(4.05)
Total mortgage-related securities, net	43,631	598	5.48	46,119	552	4.79
Non-mortgage-related securities	31,503	61	0.77	24,377	134	2.19
Loans held by consolidated trusts(1)	2,068,911	13,351	2.58	1,892,375	15,541	3.28
Loans held by Freddie Mac(1)	99,800	783	3.14	88,706	887	4.00
Total interest-earning assets	2,376,068	14,849	2.50	2,119,878	17,540	3.31
Interest-bearing liabilities:
Debt securities of consolidated trusts including those held by Freddie Mac	2,103,546	(11,309)	(2.15)	1,916,417	(14,207)	(2.97)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(57,681)	462	3.20	(87,159)	883	4.05
Total debt securities of consolidated trusts held by third parties	2,045,865	(10,847)	(2.12)	1,829,258	(13,324)	(2.91)
Other debt:
Short-term debt	61,290	(38)	(0.25)	85,980	(499)	(2.28)
Long-term debt	232,682	(507)	(0.87)	195,530	(1,307)	(2.65)
Total other debt	293,972	(545)	(0.74)	281,510	(1,806)	(2.54)
Total interest-bearing liabilities	2,339,837	(11,392)	(1.95)	2,110,768	(15,130)	(2.86)
Impact of net non-interest-bearing funding	36,231	—	0.03	9,110	—	0.01
Total funding of interest-earning assets	2,376,068	(11,392)	(1.92)	2,119,878	(15,130)	(2.85)
Net interest income/yield		$3,457	0.58%		$2,410	0.46%

(1)
Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $1.3 billion and $922 million for loans held by consolidated trusts and $27 million and $49 million for loans held by Freddie Mac during 3Q 2020 and 3Q 2019, respectively.

Freddie Mac 3Q 2020 Form 10-Q	15

Management's Discussion and Analysis	Consolidated Results of Operations

	YTD 2020			YTD 2019
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$17,559	$27	0.20%	$8,608	$156	2.40%
Securities purchased under agreements to resell	90,968	325	0.48	52,398	968	2.46
Secured lending	4,439	65	1.95	2,547	72	3.73
Mortgage-related securities:
Mortgage-related securities	115,979	3,643	4.19	133,585	4,369	4.36
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(72,079)	(1,963)	(3.63)	(86,341)	(2,687)	(4.15)
Total mortgage-related securities, net	43,900	1,680	5.11	47,244	1,682	4.74
Non-mortgage-related securities	30,584	268	1.16	21,571	378	2.33
Loans held by consolidated trusts(1)	2,008,674	43,468	2.89	1,869,628	48,895	3.49
Loans held by Freddie Mac(1)	88,773	2,324	3.49	88,191	2,837	4.29
Total interest-earning assets	2,284,897	48,157	2.81	2,090,187	54,988	3.51
Interest-bearing liabilities:
Debt securities of consolidated trusts including those held by Freddie Mac	2,038,407	(38,232)	(2.50)	1,894,109	(43,688)	(3.08)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(72,079)	1,963	3.63	(86,341)	2,687	4.15
Total debt securities of consolidated trusts held by third parties	1,966,328	(36,269)	(2.46)	1,807,768	(41,001)	(3.02)
Other debt:
Short-term debt	94,167	(598)	(0.84)	78,076	(1,419)	(2.40)
Long-term debt	199,575	(2,172)	(1.45)	197,826	(4,078)	(2.74)
Total other debt	293,742	(2,770)	(1.25)	275,902	(5,497)	(2.64)
Total interest-bearing liabilities	2,260,070	(39,039)	(2.30)	2,083,670	(46,498)	(2.97)
Impact of net non-interest-bearing funding	24,827	—	0.02	6,517	—	0.01
Total funding of interest-earning assets	2,284,897	(39,039)	(2.28)	2,090,187	(46,498)	(2.96)
Net interest income/yield		$9,118	0.53%		$8,490	0.55%

(1)
Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $3.3 billion and $2.2 billion for loans held by consolidated trusts and $68 million and $88 million for loans held by Freddie Mac during YTD 2020 and YTD 2019, respectively.

Guarantee Fee Income

The table below presents the components of guarantee fee income.
Table 4 - Components of Guarantee Fee Income

			Change				Change
(Dollars in millions)	3Q 2020	3Q 2019	$	%	YTD 2020	YTD 2019	$	%
Contractual guarantee fees	$259	$231	$28	12%	$744	$670	$74	11%
Guarantee obligation amortization	239	206	33	16	713	593	120	20
Guarantee asset fair value changes	(183)	(157)	(26)	(17)	(296)	(413)	117	28
Guarantee fee income	$315	$280	$35	13%	$1,161	$850	$311	37%
Key Drivers:

■	3Q 2020 vs. 3Q 2019 - Increased primarily driven by continued growth in our multifamily guarantee portfolio.

■	YTD 2020 vs. YTD 2019 - Increased primarily driven by lower fair value losses on our multifamily guarantee asset coupled with continued growth in our multifamily guarantee portfolio.

Freddie Mac 3Q 2020 Form 10-Q	16

Management's Discussion and Analysis	Consolidated Results of Operations

Investment Gains (Losses), Net

The table below presents the components of investment gains (losses), net.
Table 5 - Components of Investment Gains (Losses), Net

			Change				Change
(Dollars in millions)	3Q 2020	3Q 2019	$	%	YTD 2020	YTD 2019	$	%
Mortgage loans gains (losses)	$1,769	$1,705	$64	4%	$3,987	$4,183	($196)	(5)%
Investment securities gains (losses)	(285)	136	(421)	(310)	835	638	197	31
Debt gains (losses)	(25)	(56)	31	55	735	8	727	9,088
Derivative gains (losses)	(337)	(1,217)	880	72	(4,600)	(4,912)	312	6
Investment gains (losses), net	$1,122	$568	$554	98%	$957	($83)	$1,040	1,253%
Mortgage Loans Gains (Losses)

The table below presents the components of mortgage loans gains (losses).
Table 6 - Components of Mortgage Loans Gains (Losses)

			Change				Change
(Dollars in millions)	3Q 2020	3Q 2019	$	%	YTD 2020	YTD 2019	$	%
Gains (losses) on certain multifamily loan purchase commitments	$614	$641	($27)	(4)%	$1,796	$1,644	$152	9%
Gains (losses) on mortgage loans:
Single-family	777	617	160	26	858	1,273	(415)	(33)
Multifamily	378	447	(69)	(15)	1,333	1,266	67	5
Total	1,155	1,064	91	9	2,191	2,539	(348)	(14)
Mortgage loans gains (losses)	$1,769	$1,705	$64	4%	$3,987	$4,183	($196)	(5)%
Key Drivers:

■
3Q 2020 vs. 3Q 2019 - Single-family mortgage loans gains increased due to a higher volume of loan sales. For multifamily, strong initial pricing margins on new loan commitments and fair value gains due to spread tightening were more than offset by impacts from interest rate-related fair value changes, resulting in lower overall gains compared to 3Q 2019.

■
YTD 2020 vs. YTD 2019 - Single-family mortgage loans gains decreased primarily due to a lower volume of loan sales and higher losses from lower-of-cost-or-fair-value adjustments. For multifamily, strong initial pricing margins on new loan commitments resulted in higher gains, partially offset by lower interest rate-related fair value gains.

Investment Securities Gains (Losses)

The table below presents the components of investment securities gains (losses).
Table 7 - Components of Investment Securities Gains (Losses)

			Change				Change
(Dollars in millions)	3Q 2020	3Q 2019	$	%	YTD 2020	YTD 2019	$	%
Realized gains (losses) on sales of available-for-sale securities	$26	$62	($36)	(58)%	$43	$129	($86)	(67)%
Realized and unrealized gains (losses) on trading securities	(285)	102	(387)	(379)	868	599	269	45
Other	(26)	(28)	2	7	(76)	(90)	14	16
Investment securities gains (losses)	($285)	$136	($421)	(310)%	$835	$638	$197	31%

Freddie Mac 3Q 2020 Form 10-Q	17

Management's Discussion and Analysis	Consolidated Results of Operations

Key Drivers:

■	3Q 2020 vs. 3Q 2019 - Decreased primarily due to losses on trading securities as long-term interest rates increased in 3Q 2020 but declined in 3Q 2019.

■
YTD 2020 vs. YTD 2019 - Increased primarily due to higher gains on trading securities from the decline in long-term interest rates as a result of the significant market volatility caused by the COVID-19 pandemic.

Debt Gains (Losses)

The table below presents the components of debt gains (losses).
Table 8 - Components of Debt Gains (Losses)

			Change				Change
(Dollars in millions)	3Q 2020	3Q 2019	$	%	YTD 2020	YTD 2019	$	%
Fair value changes:
Debt securities of consolidated trusts	$—	($1)	$1	100%	$3	($5)	$8	160%
Other debt	(37)	50	(87)	(174)	442	117	325	278
Total fair value changes	(37)	49	(86)	(176)	445	112	333	297
Gains (losses) on extinguishment of debt:
Debt securities of consolidated trusts	7	(206)	213	103	46	(255)	301	118
Other debt	5	101	(96)	(95)	244	151	93	62
Total gains (losses) on extinguishment of debt	12	(105)	117	111	290	(104)	394	379
Debt gains (losses)	($25)	($56)	$31	55%	$735	$8	$727	9,088%
Key Drivers:

■	3Q 2020 vs. 3Q 2019 - Remained relatively flat as gains on extinguishments of debt were mostly offset by fair value losses on STACR debt notes for which we elected the fair value option.

■
YTD 2020 vs. YTD 2019 - Increased primarily due to fair value gains on STACR debt notes for which we elected the fair value option as a result of spread widening caused by the significant market volatility related to the COVID-19 pandemic, coupled with an increase in gains on extinguishments of debt due to an increase in the volume of debt repurchase activity.

Derivative Gains (Losses)

The table below presents the components of derivative gains (losses).
Table 9 - Components of Derivative Gains (Losses)

			Change				Change
(Dollars in millions)	3Q 2020	3Q 2019	$	%	YTD 2020	YTD 2019	$	%
Fair value changes:
Interest-rate swaps	$1,048	($1,809)	$2,857	158%	($2,815)	($4,565)	$1,750	38%
Option-based derivatives	(543)	947	(1,490)	(157)	2,974	1,408	1,566	111
Futures	(33)	(262)	229	87	(2,481)	(1,283)	(1,198)	(93)
Commitments	(335)	(54)	(281)	(520)	(1,457)	(366)	(1,091)	(298)
CRT-related derivatives	48	—	48	—	169	1	168	16,800
Other	18	8	10	125	55	36	19	53
Total fair value changes	203	(1,170)	1,373	117	(3,555)	(4,769)	1,214	25
Accrual of periodic cash settlements	(540)	(47)	(493)	(1,049)	(1,045)	(143)	(902)	(631)
Derivative gains (losses)	($337)	($1,217)	$880	72%	($4,600)	($4,912)	$312	6%
Key Drivers:

■
3Q 2020 vs. 3Q 2019 - Long-term interest rates increased in 3Q 2020 but declined in 3Q 2019, resulting in net fair value gains in 3Q 2020 compared to net fair value losses in 3Q 2019. Expense related to accrual of periodic settlements increased as a result of the overall decline in interest rates between 3Q 2019 and 3Q 2020.

Freddie Mac 3Q 2020 Form 10-Q	18

Management's Discussion and Analysis	Consolidated Results of Operations

■
YTD 2020 vs. YTD 2019 - Long-term interest rates declined less during YTD 2020 than during YTD 2019, resulting in lower fair value losses during YTD 2020 than YTD 2019. Expense related to accrual of periodic settlements increased as a result of the overall decline in interest rates during YTD 2020.

Credit-Related Expense
Benefit (Provision) for Credit Losses

Our provision for credit losses relates primarily to held-for-investment single-family loans and can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted house prices and interest rates, borrower prepayments and delinquency rates, events such as natural disasters or pandemics, the type and volume of our loss mitigation and foreclosure activity, government assistance provided to borrowers, and redesignation of loans between held-for-investment and held-for-sale. Our estimate of expected credit losses is particularly sensitive to changes in forecasted house price growth rates, which affect both the probability and severity of expected credit losses, and changes in forecasted interest rates, as lower (higher) interest rates typically result in higher (lower) expected prepayments and a shorter (longer) estimated loan life, and therefore lower (higher) expected credit losses. See Critical Accounting Policies and Estimates for additional information.
The table below presents the components of benefit (provision) for credit losses.
Table 10 - Components of Benefit (Provision) for Credit Losses

			Change				Change
(Dollars in millions)	3Q 2020	3Q 2019	$	%	YTD 2020	YTD 2019	$	%
Benefit (provision) for credit losses:
Single-family	($320)	$180	($500)	(278)%	($2,110)	$477	($2,587)	(542)%
Multifamily	(7)	(1)	(6)	(600)	(155)	(3)	(152)	(5,067)
Benefit (provision) for credit losses	($327)	$179	($506)	(283)%	($2,265)	$474	($2,739)	(578)%
Key Drivers:

■	Single-family

●
3Q 2020 vs. 3Q 2019 and YTD 2020 vs. YTD 2019 - Shifted to a provision primarily due to higher expected credit losses as a result of the negative economic effects of the COVID-19 pandemic. The higher expected credit losses during YTD 2020 were primarily driven by the following factors:

–
Expected credit losses related to COVID-19 relief programs - Our provision for credit losses in YTD 2020 required significant management judgment to estimate the impact of COVID-19-related forbearance and relief programs on our expected credit losses. These judgments included estimates of the number of loans that will receive forbearance, the likely exit paths for loans in forbearance, and the number of loans where forbearance will be unsuccessful and the borrower will ultimately default. These factors resulted in a significant increase in our provision for credit losses for YTD 2020, with the majority of the increase occurring in 1Q 2020. We recognized additional provisions in 3Q 2020 for allowances for pre-foreclosure costs and accrued interest receivable related to loans in forbearance due to the COVID-19 pandemic. In total, we have increased our allowance for credit losses for held-for-investment single-family mortgage loans by $2.6 billion related to the COVID-19 pandemic.

–
Changes in forecasted house price growth rates - The overall effect of forecasted house price changes on our provision for credit losses for YTD 2020 was relatively minor, with an increase in provision in 1Q 2020 being largely offset by the improvement in 2Q 2020 and 3Q 2020.

–
Declines in forecasted interest rates - The effect of the significant declines in mortgage interest rates during YTD 2020 partially offset the increase in the provision for credit losses as a result of the COVID-19 pandemic.

■	Multifamily

●	3Q 2020 vs. 3Q 2019 and YTD 2020 vs. YTD 2019 - Increase in provision due to higher expected credit losses as a result of the negative economic effects of the COVID-19 pandemic.
The decline in economic activity caused by the COVID-19 pandemic, and the corresponding government response, is unprecedented, and as a result, our estimate of expected credit losses is subject to significant uncertainty. See MD&A - Risk Management - Credit Risk for additional information.

Freddie Mac 3Q 2020 Form 10-Q	19

Management's Discussion and Analysis	Consolidated Results of Operations

Credit Enhancement Expense

Key Drivers:

■	3Q 2020 vs. 3Q 2019 and YTD 2020 vs. YTD 2019 - Increased primarily due to higher outstanding volumes of CRT transactions.
Expected Credit Enhancement Recoveries

Key Drivers:

■	YTD 2020 vs. YTD 2019 - Increase in expected recoveries from freestanding credit enhancements as a result of the corresponding increase in expected credit losses due to the COVID-19 pandemic.
Other Comprehensive Income (Loss)
Key Drivers:

■
3Q 2020 vs. 3Q 2019 - Decrease of $0.2 billion primarily driven by fair value losses on available-for-sale securities due to an increase in long-term interest rates in 3Q 2020 compared to a decline in long-term interest rates in 3Q 2019.

■
YTD 2020 vs. YTD 2019 - Decrease of $0.1 billion primarily driven by lower fair value gains on available-for-sale securities due to a smaller decline in long-term interest rates in YTD 2020 compared to YTD 2019.

Freddie Mac 3Q 2020 Form 10-Q	20

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

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
Table 11 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	September 30, 2020	December 31, 2019	$	%
Assets:
Cash and cash equivalents	$8,074	$5,189	$2,885	56%
Securities purchased under agreements to resell	99,252	56,271	42,981	76
Subtotal	107,326	61,460	45,866	75
Investment securities, at fair value	71,702	75,711	(4,009)	(5)
Mortgage loans, net	2,220,241	2,020,200	200,041	10
Accrued interest receivable, net	7,583	6,848	735	11
Derivative assets, net	1,282	844	438	52
Deferred tax assets, net	5,886	5,918	(32)	(1)
Other assets	40,051	22,799	17,252	76
Total assets	$2,454,071	$2,193,780	$260,291	12%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,020	$6,559	($539)	(8)%
Debt	2,423,316	2,169,685	253,631	12
Derivative liabilities, net	613	372	241	65
Other liabilities	10,231	8,042	2,189	27
Total liabilities	2,440,180	2,184,658	255,522	12
Total equity	13,891	9,122	4,769	52
Total liabilities and equity	$2,454,071	$2,193,780	$260,291	12%
Key Drivers:
As of September 30, 2020 compared to December 31, 2019:

■
Cash and cash equivalents and securities purchased under agreements to resell increased on a combined basis primarily due to higher loan prepayments and a higher expected single-family cash loan purchase forecast. In addition, as we transition to comply with FHFA's updated minimum liquidity requirements, our liquidity and contingency operating portfolio has increased. For additional information on the updated FHFA guidance, see MD&A - Liquidity and Capital Resources.

■ Derivative assets, net and derivative liabilities, net increased primarily due to significant changes in the fair value of forward commitments to purchase and sell mortgage loans and mortgage-related securities.
■ Other assets increased primarily due to higher servicer receivables driven by an increase in mortgage loan payoffs reported but not yet remitted at the end of 3Q 2020.

Freddie Mac 3Q 2020 Form 10-Q	21

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

OUR BUSINESS SEGMENTS
We have three reportable segments, which are based on the way we manage our business.

■	Single-Family Guarantee - Reflects results from our purchase, securitization, and guarantee of single-family loans and the management of single-family mortgage credit risk.

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
Segment Comprehensive Income (Loss)

The graph below shows our comprehensive income (loss) by segment.
(In millions)

Freddie Mac 3Q 2020 Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Guarantee
Business Results

The following graphs and related discussion present the business results of our Single-family Guarantee segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose and Average Guarantee Fee Rate(1) Charged on New Acquisitions
(UPB in billions, guarantee fee in bps)
(1) Guarantee fee excludes legislated 10 basis point increase.

Number of Families Helped to Own a Home

(In thousands)

■	3Q 2020 vs. 3Q 2019 and YTD 2020 vs. YTD 2019

●	Our loan purchase and guarantee activity increased, primarily due to higher refinance activity driven by the declining average mortgage interest rates in recent quarters.

●
The average guarantee fee rate charged on new acquisitions increased during YTD 2020, primarily due to an increase in contractual guarantee fees and an enhancement in our estimation methodology related to recognition of buy-up fees in 2Q 2019.

●
Home sales increased in the 2020 periods driven by record low mortgage rates. The low mortgage rate environment, which also led to a significant increase in mortgage refinance activity during YTD 2020, is expected to continue during the fourth quarter of 2020 through the end of 2021. In addition, we expect the recent surge in home sales will modestly increase total annual sales in 2020, before declining in 2021.

Freddie Mac 3Q 2020 Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio Single-Family Loans
(UPB in billions) (Loan count in millions)

■
The single-family credit guarantee portfolio increased at an annualized rate of approximately 12% between December 31, 2019 and September 30, 2020, driven by an increase in U.S. single-family mortgage debt outstanding and strong business activity. Additionally, continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.

■
As we continued to purchase new loans, our core single-family loan portfolio grew to 89% of the single-family credit guarantee portfolio at September 30, 2020, compared to 85% at December 31, 2019. Our legacy and relief refinance single-family loan portfolio, which generally has a weaker credit profile, continued to run off, declining to 11% of the single-family credit guarantee portfolio at September 30, 2020, compared to 15% at December 31, 2019.

■
The average portfolio Segment Earnings guarantee fee rate was 51 basis points, 43 basis points, 47 basis points, and 39 basis points during 3Q 2020, 3Q 2019, YTD 2020, and YTD 2019, respectively (all excluding the legislated 10 basis point increase in guarantee fees). The rate increased in the 2020 periods due to an increase in the recognition of upfront fees, partially offset by the amortization of hedge accounting related basis adjustments in segment earnings, driven by a higher prepayment rate, coupled with an increase in contractual guarantee fees as older vintages were replaced by acquisitions of new loans with higher contractual guarantee fees.

Freddie Mac 3Q 2020 Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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
CRT Issuance Protected UPB CRT Issuance Maximum Coverage
(In billions) (In billions)

■
During 3Q 2020, 3Q 2019, YTD 2020, and YTD 2019, 61%, 72%, 63%, and 71% respectively, of our single-family acquisitions were loans in the targeted population for our CRT transactions (primarily 30-year fixed rate loans with LTV ratios between 60% and 97%).

■
CRT issuance fell sharply in 2Q 2020 due to the effects of the COVID-19 pandemic but resumed during 3Q 2020 with broad-based investor demand, favorable economics, and strong subscription levels. CRT remains a critical component of our business strategy, and we intend to continue to pursue our existing CRT strategies under the current capital framework. However, the COVID-19 pandemic continues to impose uncertainties and may continue to adversely impact our transactions going forward.

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

Freddie Mac 3Q 2020 Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

We require our servicers to first evaluate seriously delinquent loans for home retention options such as forbearance plans, repayment plans, payment deferrals, and loan modifications. When a seriously delinquent single-family loan cannot be resolved through an economically sensible home retention option, we typically seek to pursue a foreclosure alternative, such as a short sale or a deed in lieu of foreclosure, or sale of the seriously delinquent loan.
The following graph provides details about our completed single-family loan workout activities. The forbearance data included in the chart below is limited to loans in forbearance plans that are past due based on the loans' original contractual terms.

Completed Loan Workout Activity(1)

(UPB in billions, number of loan workouts in thousands)

(1) 2Q20 results have been revised due to a methodology change related to the timing of recognition of completed loan workout activity.

■
Completed loan workout activity includes payment deferrals, modifications, successfully completed forbearance plans, successfully completed repayment agreements, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that has not been completed as of the end of the quarter, such as forbearance plans that have been initiated but not completed and trial period modifications. There were approximately 342,000 forbearance plans and 18,000 loans in other active loss mitigation activity as of September 30, 2020.

■
Pursuant to FHFA guidance and the CARES Act, we offer mortgage relief options for borrowers affected by the COVID-19 pandemic. Among other things, we are offering forbearance of up to 12 months to single-family borrowers experiencing a financial hardship, either directly or indirectly, related to the COVID-19 pandemic. We expect the volume of our loss mitigation activities related to the effects of the pandemic to remain elevated over the next several quarters as a result of the actions we take to support the mortgage market. For additional information on our responses to the pandemic, see MD&A - Introduction - COVID-19 Pandemic Response Efforts.

■
3Q 2020 vs. 3Q 2019 and YTD 2020 vs. YTD 2019 - Our loan workout activity increased significantly primarily driven by the increase in completed forbearance plans and payment deferrals related to the COVID-19 pandemic.

Freddie Mac 3Q 2020 Form 10-Q	26

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Single-family Guarantee segment.
Table 12 - Single-Family Guarantee Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2020	3Q 2019	$	%	YTD 2020	YTD 2019	$	%
Guarantee fee income	$2,683	$2,064	$619	30%	$7,304	$5,574	$1,730	31%
Investment gains (losses), net	409	377	32	8	867	639	228	36
Other income (loss)	124	55	69	125	56	225	(169)	(75)
Net revenues	3,216	2,496	720	29	8,227	6,438	1,789	28
Benefit (provision) for credit losses	(426)	81	(507)	(626)	(2,400)	240	(2,640)	(1,100)
Credit enhancement expense	(416)	(373)	(43)	(12)	(1,226)	(1,042)	(184)	(18)
Expected credit enhancement recoveries	26	—	26	N/A	684	42	642	1,529
REO operations expense	(41)	(61)	20	33	(142)	(185)	43	23
Credit-related expense	(857)	(353)	(504)	(143)	(3,084)	(945)	(2,139)	(226)
Administrative expense	(409)	(399)	(10)	(3)	(1,160)	(1,173)	13	1
Other expense	(296)	(180)	(116)	(64)	(642)	(625)	(17)	(3)
Operating expense	(705)	(579)	(126)	(22)	(1,802)	(1,798)	(4)	—
Segment Earnings (Losses) before income tax (expense) benefit	1,654	1,564	90	6	3,341	3,695	(354)	(10)
Income tax (expense) benefit	(343)	(314)	(29)	(9)	(689)	(750)	61	8
Segment Earnings (Losses), net of taxes	1,311	1,250	61	5	2,652	2,945	(293)	(10)
Total other comprehensive income (loss), net of tax	(3)	(3)	—	—	(7)	(9)	2	22
Total comprehensive income (loss)	$1,308	$1,247	$61	5%	$2,645	$2,936	($291)	(10)%
Key Business Drivers:
■ 3Q 2020 vs. 3Q 2019 and YTD 2020 vs. YTD 2019

●
Higher guarantee fee income primarily due to higher upfront fee income recognition, partially offset by the amortization of hedge accounting related basis adjustments, driven by faster prepayments, coupled with a higher contractual guarantee fee rate.

●
Higher investment gains during YTD 2020 primarily due to higher gains on STACR debt notes and ACIS transactions, for which we have elected the fair value option, driven by significant widening of market spreads due to the COVID-19 pandemic, partially offset by an increase in lower-of-cost-or-fair-value losses related to held-for-sale loans.

●	Benefit (provision) for credit losses shifted to a provision primarily due to higher expected credit losses as a result of the COVID-19 pandemic.

●	Higher credit enhancement expense primarily due to higher outstanding cumulative volumes of CRT transactions.

●	Higher expected credit enhancement recoveries during YTD 2020 primarily due to a corresponding increase in expected credit losses as a result of the COVID-19 pandemic.

Freddie Mac 3Q 2020 Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The graphs, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity
(UPB in billions)

■
In 3Q 2019, FHFA announced a revised loan purchase cap structure for the multifamily business. The loan purchase cap is $100.0 billion for the five-quarter period from 4Q 2019 through 4Q 2020 and applies to all multifamily new loan purchase activity, with no exclusions. To ensure a strong focus on affordable housing and traditionally underserved markets, at least 37.5% of the new multifamily business activity must be mission-driven, affordable housing over the same five-quarter period.

●
As of September 30, 2020, the total cumulative multifamily new loan purchase activity counting toward the cap was $65.5 billion. Approximately 41% of this activity was mission-driven, affordable housing.

■	Our new business activity decreased during 3Q 2020 and YTD 2020 compared to 3Q 2019 and YTD 2019. However, we expect new business activity for full-year 2020 to be comparable to full-year 2019.

■
Outstanding commitments, including index lock commitments and commitments to purchase or guarantee multifamily assets, were $23.3 billion and $16.3 billion as of September 30, 2020 and September 30, 2019, respectively.

■
The portion of our new mortgage loan purchase activity that was classified as held-for-sale and intended for our securitization pipeline increased to 91% in 3Q 2020 from 84% in 3Q 2019. The purchase activity in 3Q 2020, combined with market demand for our securities, will be a driver for our primary securitizations during the fourth quarter of 2020 and the first quarter of 2021.

Freddie Mac 3Q 2020 Form 10-Q	28

Management's Discussion and Analysis	Our Business Segments | Multifamily

Securitization, Guarantee, and Risk Transfer Activities

Securitization and Guarantee Activities
(UPB in billions)

■
Total securitization UPB during 3Q 2020 was relatively consistent compared to 3Q 2019. Total securitization UPB decreased during YTD 2020 compared to YTD 2019 primarily due to a lower held-for-sale loan portfolio available for securitization during the year. However, we expect total securitization UPB for the full-year 2020 to be comparable to full-year 2019.

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

■
In addition to the credit risk we transferred to third parties through our securitizations, we obtained credit protection of up to $0.2 billion and $0.1 billion on $3.5 billion and $1.1 billion of UPB through our other CRT products and loss sharing arrangements during YTD 2020 and YTD 2019, respectively.

We continually evaluate our risk transfer strategy and make changes depending on market conditions and our business strategy. See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our multifamily mortgage portfolio.

Freddie Mac 3Q 2020 Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio and Market Support

The following table summarizes our multifamily portfolio and our support of the multifamily market by UPB.
Table 13 - Multifamily Portfolio and Market Support

(Dollars in millions)	September 30, 2020	December 31, 2019
Guarantee portfolio:
Primary securitizations	$260,542	$240,134
Other securitizations	24,501	20,205
Other mortgage-related guarantees	11,478	10,514
Total guarantee portfolio	296,521	270,853
Mortgage-related investments portfolio:
Unsecuritized mortgage loans held-for-sale	18,509	18,954
Unsecuritized mortgage loans held-for-investment	9,035	10,831
Mortgage-related securities(1)	4,418	5,889
Total mortgage-related investments portfolio	31,962	35,674
Other investments(2)	2,690	2,945
Total multifamily portfolio	331,173	309,472
Add: Unguaranteed securities(3)	42,287	40,666
Less: Acquired mortgage-related securities(4)	(4,283)	(5,709)
Total multifamily market support	$369,177	$344,429
Total units financed	4,449,721	4,305,480

(1)	Includes mortgage-related securities acquired by us from our securitizations.

(2)	Includes the carrying value of LIHTC investments and the UPB of non-mortgage loans, including financing provided to whole loan funds.

(3)	Reflects the UPB of unguaranteed securities issued as part of our securitizations and amounts related to loans sold to whole loan funds that were not financed by Freddie Mac.

(4)
Reflects the UPB of mortgage-related securities that were both issued as part of our securitizations and acquired by us. This UPB must be removed from the mortgage-related securities balance to avoid double-counting the exposure, as it is already reflected within the guarantee portfolio or unguaranteed securities.

■
Our total multifamily portfolio increased during 3Q 2020 primarily due to our strong loan purchase and securitization activity. Despite the impact of the COVID-19 pandemic, we expect continued growth in our total portfolio as purchase and securitization activities should outpace run off.

■	At September 30, 2020, approximately 64% of our held-for-sale loans were fixed-rate, while the remaining 36% were floating-rate.

■
As of September 30, 2020, we had cumulatively transferred the large majority of expected and stress credit risk on the multifamily guarantee portfolio primarily through subordination in our securitizations. In addition, nearly all of our securitization activities shifted substantially all of the interest-rate and liquidity risk associated with the underlying collateral away from Freddie Mac to third-party investors.

■
We earn guarantee fees in exchange for providing our guarantee of some or all of the securities we issue as part of our securitizations. The average guarantee fee rate that we earn on our guarantee portfolio was 37 basis points, and the average remaining guarantee term was eight years, as of both September 30, 2020 and December 31, 2019. While we expect to earn future guarantee fees at the average guarantee fee rate over the average remaining guarantee term, the actual amount earned will depend on the performance of the underlying collateral subject to our financial guarantee.

Freddie Mac 3Q 2020 Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield

Net Interest Yield & Average Investment Portfolio Balance
(Weighted average balance in billions)

■	3Q 2020 vs. 3Q 2019 and YTD 2020 vs. YTD 2019

●	Net interest yield decreased during 3Q 2020 compared to 3Q 2019 primarily due to lower prepayment income. Net interest yield was relatively flat during YTD 2020 compared to YTD 2019.

●
The weighted average investment portfolio balance of interest-earning assets was lower during the 2020 periods compared to the 2019 periods due to a decrease in held-for-sale loans and mortgage-related securities.

Freddie Mac 3Q 2020 Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Multifamily

Mortgage Loans Gains (Losses), Net and Initial Pricing Margin on Commitments

Multifamily Segment Mortgage Loans Gains (Losses), Net
(In millions)

Initial Pricing Margin on Commitments
(In millions)
(In millions) 3Q19 4Q19 1Q20 2Q20 3Q20
New loan commitments $13,145 $9,215 $7,475 $10,821 $10,804
measured at fair value

■
We primarily recognize revenue from our securitization activities related to mortgage loans as mortgage loans gains (losses), net, which is a component of investment gains (losses), net. The amount of mortgage loans gains (losses), net, shown above is net of gains and losses on derivative instruments we use to economically hedge the interest-rate risk of the loan commitments and mortgage loans.

■
Mortgage loans gains (losses), net, consists of three components: (1) the initial pricing margin on new loan commitments, which we recognize at the commitment date for commitments we measure at fair value, (2) spread-related fair value changes during the commitment and loan holding periods for loan commitments and mortgage loans we measure at fair value, which are primarily driven by changes in benchmark spreads after the commitment date, and (3) other items, including realized gains on sales of mortgage loans we do not elect to measure at fair value.

■
The largest component of mortgage loans gains (losses), net, is generally the initial pricing margin on new loan commitments measured at fair value, which is based on the price we would receive to sell the mortgage loans in a typical securitization transaction at the commitment date. When pricing new loan commitments, we consider a number of factors, including current securitization spreads, loan characteristics, the amount available under the loan purchase cap, our current business strategies, and changing competitive market conditions.

■
Another driver of mortgage loans gains (losses), net, is changes in K Certificate benchmark spreads during the commitment and mortgage loan holding periods. K Certificate benchmark spreads are market-quoted spreads over the

Freddie Mac 3Q 2020 Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Multifamily

swap rate. The 10-year fixed-rate spread represents the spread for the largest guaranteed class of a typical fixed-rate K Certificate, while the 7-year ARM spread represents the spread for the largest guaranteed class of a typical floating-rate K Certificate. We generally recognize spread-related fair value gains (losses) for our held-for-sale mortgage loans and loan commitments measured at fair value when market spreads tighten (widen). We manage our exposure to these spread-related fair value changes by controlling the size of our securitization pipeline and by entering into certain spread-related derivatives that provide for protection against significant adverse movements in market spreads.

■
We recognized higher gains on mortgage loans gains (losses), net, during 3Q 2020 compared to 3Q 2019 primarily due to loan pricing decisions resulting in higher initial pricing margins on new loan commitments, spread-related fair value gains due to spread tightening, and realized gains from sales of mortgage loans not measured at fair value.

Freddie Mac 3Q 2020 Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of Segment Earnings and comprehensive income for our Multifamily segment.
Table 14 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2020	3Q 2019	$	%	YTD 2020	YTD 2019	$	%
Net interest income	$210	$292	($82)	(28)%	$707	$805	($98)	(12)%
Guarantee fee income	303	294	9	3	1,158	874	284	32
Mortgage loans gains (losses), net	1,076	414	662	160	1,272	843	429	51
Other investment gains (losses), net	15	(156)	171	110	(271)	(584)	313	54
Investment gains (losses), net	1,091	258	833	323	1,001	259	742	286
Other income (loss)	43	27	16	59	131	84	47	56
Net revenues	1,647	871	776	89	2,997	2,022	975	48
Credit-related expense	(20)	(5)	(15)	(300)	(147)	(14)	(133)	(950)
Administrative expense	(128)	(125)	(3)	(2)	(372)	(357)	(15)	(4)
Other expense	(9)	(14)	5	36	(23)	(27)	4	15
Operating expense	(137)	(139)	2	1	(395)	(384)	(11)	(3)
Segment Earnings (Losses) before income tax (expense) benefit	1,490	727	763	105	2,455	1,624	831	51
Income tax (expense) benefit	(309)	(146)	(163)	(112)	(507)	(330)	(177)	(54)
Segment Earnings (Losses), net of taxes	1,181	581	600	103	1,948	1,294	654	51
Total other comprehensive income (loss), net of tax	(4)	10	(14)	(140)	118	132	(14)	(11)
Total comprehensive income (loss)	$1,177	$591	$586	99%	$2,066	$1,426	$640	45%
Key Business Drivers:

■	3Q 2020 vs. 3Q 2019

●	Decrease in net interest income due to a decline in our weighted average portfolio balance of interest-earning assets and a decline in prepayment income.

●	Increase in guarantee fee income driven by continued growth in our multifamily guarantee portfolio.

●	Increase in investment gains (net of other comprehensive income) primarily due to strong initial pricing margins on new loan commitments and fair value gains due to spread tightening.

■	YTD 2020 vs. YTD 2019

●	Decrease in net interest income due to a decline in our weighted average portfolio balance of interest-earning assets.

●	Increase in guarantee fee income due to continued growth in our multifamily guarantee portfolio coupled with lower fair value losses on our guarantee asset.

●
Increase in investment gains (net of other comprehensive income) primarily driven by strong initial pricing margins on new loan commitments, coupled with fair value gains from our spread-related derivatives primarily recognized during 1Q 2020 due to significant spread widening.

●	Increase in credit-related expense due to higher expected credit losses as a result of the negative economic effects of the COVID-19 pandemic.

Freddie Mac 3Q 2020 Form 10-Q	34

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Capital Markets
Business Results

The graphs and related discussion below present the business results of our Capital Markets segment.
Investing Activity

The following graphs present the Capital Markets segment's total investments portfolio and the composition of its mortgage investments portfolio by liquidity category.
Investments Portfolio

Mortgage Investments Portfolio

■
The balance of our mortgage investments portfolio decreased by $12.3 billion from December 31, 2019 to September 30, 2020 primarily due to sales of agency securities to support our significantly higher single-family loan purchase volume. See MD&A - Conservatorship and Related Matters - Managing Our Mortgage-Related Investments Portfolio for additional details.

■
The balance of our other investments portfolio increased by 43.5% as of September 30, 2020 compared to December 31, 2019 primarily due to higher near-term cash needs driven by a higher expected single-family cash loan purchase forecast, coupled with a larger liquidity and contingency operating portfolio as we transition to comply with the updated FHFA minimum liquidity requirements. In addition, our custodial trust account balance increased due to higher loan prepayments.

■
Our less liquid assets decreased and the percentage of less liquid assets relative to our total mortgage investments portfolio declined from 17.9% at December 31, 2019 to 14.4% at September 30, 2020 primarily due to repayments, sales, and securitizations. We actively reduced our holdings of less liquid assets during 3Q 2020 by selling $4.0 billion of reperforming loans using senior subordinate securitization structures. However, our less liquid assets are likely to increase in future periods as we will likely purchase a higher amount of delinquent and modified loans from securities after borrowers exit forbearance plans.

■
We continue to participate in transactions that support the development of SOFR as an alternative rate to LIBOR. These transactions may include investment in and issuance of SOFR indexed floating-rate debt securities and securitizations and execution of SOFR indexed derivatives.

Freddie Mac 3Q 2020 Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balances
(Weighted average balance in billions)

■	3Q 2020 vs. 3Q 2019 and YTD 2020 vs. YTD 2019

●
Net interest yield decreased during the 2020 periods primarily due to higher liquidation rates resulting in an increase in amortization expense and additional expense due to payments to security holders of the full monthly coupon rate when loans pay off mid-month. In addition, our custodial trust account balance increased due to higher prepayments and earned a minimal yield due to historically low interest rates.

●
Net interest yield for the Capital Markets segment is not affected by our hedge accounting programs due to reclassifications made for Segment Earnings. See Note 13 in our 2019 Annual Report for more information.

Freddie Mac 3Q 2020 Form 10-Q	36

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Financial Results

The table below presents the components of Segment Earnings (Losses) and comprehensive income (loss) for our Capital Markets segment.
Table 15 - Capital Markets Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2020	3Q 2019	$	%	YTD 2020	YTD 2019	$	%
Net interest income	$20	$497	($477)	(96)%	$681	$2,002	($1,321)	(66)%
Investment gains (losses), net	15	(292)	307	105	(206)	(587)	381	65
Other income (loss)	37	(261)	298	114	(398)	(639)	241	38
Net revenues	72	(56)	128	229	77	776	(699)	(90)
Administrative expense	(104)	(96)	(8)	(8)	(297)	(287)	(10)	(3)
Other expense	(5)	(3)	(2)	(67)	(16)	(9)	(7)	(78)
Operating expense	(109)	(99)	(10)	(10)	(313)	(296)	(17)	(6)
Segment Earnings (Losses) before income tax (expense) benefit	(37)	(155)	118	76	(236)	480	(716)	(149)
Income tax (expense) benefit	8	33	(25)	(76)	49	(97)	146	151
Segment Earnings (Losses), net of taxes	(29)	(122)	93	76	(187)	383	(570)	(149)
Total other comprehensive income (loss), net of tax	(7)	132	(139)	(105)	485	594	(109)	(18)
Total comprehensive income (loss)	($36)	$10	($46)	(460)%	$298	$977	($679)	(69)%
The portion of total comprehensive income (loss) driven by interest rate-related and market spread-related fair value changes, after-tax, is presented in the table below. These amounts affect various line items in the table above, including investment gains (losses), net, income tax expense, and total other comprehensive income (loss), net of tax.
Table 16 - Capital Markets Segment Interest Rate-Related and Market Spread-Related Fair Value Changes, Net of Tax

			Change				Change
(Dollars in billions)	3Q 2020	3Q 2019	$	%	YTD 2020	YTD 2019	$	%
Interest rate-related	$—	($0.4)	$0.4	100%	$0.5	($0.4)	$0.9	225%
Market spread-related	(0.1)	0.2	(0.3)	(150)	(0.2)	0.3	(0.5)	(167)
Key Drivers:

■	3Q 2020 vs. 3Q 2019 and YTD 2020 vs. YTD 2019

●
Net interest income decreased primarily due to higher liquidation rates resulting in an increase in amortization expense and additional expense due to payments to security holders of the full monthly coupon rate when loans pay off mid-month. In addition, our custodial trust account balance increased due to higher prepayments and earned a minimal yield due to historically low interest rates.

●
Investments gains (losses), net, increased in 3Q 2020 primarily due to interest-rate related fair value gains as long-term interest rates increased compared to a decrease in 3Q 2019. The increase in long-term interest rates resulted in net fair value gains on our derivatives, partially offset by fair value losses on many of our investments in securities (some of which are recorded in other comprehensive income) and amortization expense from previously deferred fair value hedge accounting basis adjustments related to hedging company-wide interest-rate risk.

Investments gains (losses), net, increased in YTD 2020 as long-term interest rates further declined, resulting in higher fair value gains on many of our investments in securities coupled with lower fair value losses on our derivatives, partially offset by amortization expense from previously deferred fair value hedge accounting basis adjustments related to hedging company-wide interest-rate risk. In addition, we recognized higher gains on repurchase of debt securities of consolidated trusts as investments in our mortgage-related investments portfolio. See Risk Management - Market Risk for additional information on the effect of market-related items on our comprehensive income.

●	Increase in other income primarily due to higher amortization of certain basis adjustments on loans and debt securities of consolidated trusts.

Freddie Mac 3Q 2020 Form 10-Q	37

Management's Discussion and Analysis	Risk Management

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
In March and May 2020, we introduced a number of temporary measures to help provide sellers with the clarity and flexibility to continue to lend in a prudent and responsible manner during the COVID-19 pandemic. The application date windows for these measures have been extended as outlined below. These temporary measures include:

■	Allowing flexibility in demonstrating a borrower's current employment status for applications received through November 30, 2020.
The following temporary measures are in effect until further notice:

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
In March and April 2020, we announced loan processing flexibilities to expedite loan closings and help keep homebuyers, sellers, and appraisers safe during the COVID-19 pandemic. These flexibilities have also been extended to include loans with applications dated on or before November 30, 2020. They include:

Freddie Mac 3Q 2020 Form 10-Q	38

Management's Discussion and Analysis	Risk Management

■	Allowing desktop appraisals or exterior-only inspection appraisals for certain purchase transactions;

■	Allowing exterior-only appraisals for certain no cash-out refinances;

■	Allowing desktop appraisals on new construction properties (purchase transactions);

■	Allowing flexibility on demonstrating that construction has been completed;

■	Allowing flexibility for borrowers to provide documentation (rather than requiring an inspection) to allow renovation disbursements (draws);

■	Offering flexibility in condominium project reviews; and

■	Expanding the use of powers of attorney and remote online notarizations.
These temporary changes in our underwriting standards due to the COVID-19 pandemic may negatively affect the expected performance of loans purchased while these changes are in effect. The pandemic may also strain sellers' ability to increase their operational capacity to handle the historically high volume of refinance mortgages while maintaining proper quality control, which may further impact the credit quality of the loans we purchase during the affected periods. In addition, the CARES Act requires creditors to report to credit bureaus that loans in relief programs, such as forbearance plans, repayment plans, and loan modification programs, are current as long as the loans were current prior to entering into the relief programs and the borrowers remain in compliance with the programs. This credit reporting requirement applies to all mortgage relief programs entered into between January 31, 2020 and the date that is 120 days after the declaration of the national emergency related to the COVID-19 pandemic ends. As a result, our ability to evaluate purchases of new loans may be adversely affected as credit scores may not reflect the impact of relief programs, offered by us or other creditors, into which borrowers may have entered.
We announced in April 2020 that we would temporarily purchase certain single-family mortgage loans that have entered into forbearance plans as a result of borrower hardship caused by the COVID-19 pandemic to help provide liquidity to the mortgage market and allow originators to keep lending. The purchases of such loans have been insignificant. For additional information on our response to the pandemic, see MD&A - Introduction - COVID-19 Pandemic Response Efforts.
We have also announced that, at the instruction of FHFA and in alignment with Fannie Mae, a new 50 basis point adverse market refinance fee will be implemented for refinance mortgages, excluding those with low balances and certain product types, with settlement dates on or after December 1, 2020 in response to projected credit losses related to the COVID-19 pandemic.
The credit quality of our single-family loan purchases remained strong during the 2020 periods by historical standards. The graphs below show the credit profile of the single-family loans we purchased or guaranteed.
Weighted Average Original LTV Ratio

Weighted Average Original Credit Score (1)
(1) Original credit score is based on three credit bureaus (Equifax, Experian, and xxxTransUnion).

Freddie Mac 3Q 2020 Form 10-Q	39

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 17 - Single-Family New Business Activity

	3Q 2020		3Q 2019		YTD 2020		YTD 2019
(Dollars in billions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
30-year or more amortizing fixed-rate	$264	79%	$116	86%	$560	79%	$268	88%
20-year amortizing fixed-rate	18	5	5	4	35	5	9	3
15-year amortizing fixed-rate	54	16	12	9	109	15	25	8
Adjustable-rate	1	—	1	1	3	1	4	1
FHA/VA and other governmental	—	—	—	—	—	—	—	—
Total	$337	100%	$134	100%	$707	100%	$306	100%

Percentage of purchases
DTI ratio > 45%		10%		13%		11%		14%
Property type:
Detached single-family houses		62		61		62		60
Townhouse		31		31		31		31
Condominium or co-op		7		8		7		9
Occupancy type:
Primary residence		94		92		94		91
Second home		3		4		3		4
Investment property		3		4		3		5
Loan purpose:
Purchase		30		57		30		61
Cash-out refinance		16		16		18		18
Other refinance		54		27		52		21

Freddie Mac 3Q 2020 Form 10-Q	40

Management's Discussion and Analysis	Risk Management

Transferring Credit Risk to Third-Party Investors

To reduce our credit risk exposure, we engage in various credit enhancement arrangements, which include CRT transactions and other credit enhancements.
Single-Family Credit Guarantee Portfolio CRT Issuance
The tables below provide the issuance amounts during the applicable periods, including the protected UPB and maximum coverage by loss position, associated with CRT transactions for loans in our single-family credit guarantee portfolio. We have enhanced our methodology to identify UPB with more than one type of CRT activity and, as a result, certain prior period amounts have been revised to conform to the current period presentation. Although the COVID-19 pandemic has caused significant volatility in the single-family CRT markets, CRT issuance resumed during 3Q 2020 with broad-based investor demand, favorable economics, and strong subscription levels. As a result, our CRT issuance amounts increased during the 2020 periods. See MD&A - Introduction - COVID-19 Pandemic Response Efforts - Business Outlook for additional information.
Table 18 - Single-Family Credit Guarantee Portfolio CRT Issuance

	Issuance 3Q 2020				Issuance 3Q 2019
	Protected UPB(1)	Maximum Coverage(2)			Protected UPB(1)	Maximum Coverage(2)
(In millions)	Total	First Loss(3)	Mezzanine	Total	Total	First Loss(3)	Mezzanine	Total
STACR	$152,423	$1,423	$2,477	$3,900	$56,654	$480	$1,186	$1,666
Insurance/reinsurance	138,633	544	1,022	1,566	46,198	174	404	578
Subordination	3,260	262	508	770	3,002	195	269	464
Lender risk-sharing	377	340	—	340	9,025	177	279	456
Less: UPB with more than one type of CRT activity	(127,414)	(40)	(151)	(191)	(42,826)	—	—	—
Total CRT Activities	$167,279	$2,529	$3,856	$6,385	$72,053	$1,026	$2,138	$3,164

	Issuance YTD 2020				Issuance YTD 2019
	Protected UPB(1)	Maximum Coverage(2)			Protected UPB(1)	Maximum Coverage(2)
(In millions)	Total	First Loss(3)	Mezzanine	Total	Total	First Loss(3)	Mezzanine	Total
STACR	$302,676	$2,637	$5,548	$8,185	$156,789	$1,481	$3,463	$4,944
Insurance/reinsurance	271,830	905	1,891	2,796	156,841	694	1,442	2,136
Subordination	4,948	380	567	947	8,010	529	652	1,181
Lender risk-sharing	6,830	730	189	919	20,943	388	647	1,035
Less: UPB with more than one type of CRT activity	(277,667)	(214)	(555)	(769)	(137,179)	(60)	(220)	(280)
Total CRT Activities	$308,617	$4,438	$7,640	$12,078	$205,404	$3,032	$5,984	$9,016

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

(3)	First loss includes the most subordinate securities (i.e., B tranches) in our STACR Trust notes and their equivalent in ACIS and other CRT transactions.

Freddie Mac 3Q 2020 Form 10-Q	41

Management's Discussion and Analysis	Risk Management

Single-Family Credit Guarantee Portfolio Credit Enhancement Coverage Outstanding
The tables below provide information on the total protected UPB and maximum coverage associated with credit enhanced loans in our single-family credit guarantee portfolio as of September 30, 2020 and December 31, 2019.
Table 19 - Single-Family Credit Guarantee Portfolio Credit Enhancement Coverage Outstanding

	Outstanding as of September 30, 2020
	Protected UPB(1)	% of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
(Dollars in millions)	Total	Total	First Loss(3)	Mezzanine	Total
Primary mortgage insurance	$449,731	21%	$112,577	$—	$112,577
STACR	860,692	40	8,504	18,973	27,477
Insurance/reinsurance	862,054	40	3,309	7,282	10,591
Subordination	39,727	2	2,952	3,040	5,992
Lender risk-sharing	5,917	—	5,158	—	5,158
Other	585	—	580	—	580
Less: UPB with multiple CRT and/or other credit enhancements	(1,085,433)	(51)	—	—	—
Single-family credit guarantee portfolio with credit enhancement	1,133,273	52	133,080	29,295	162,375
Single-family credit guarantee portfolio without credit enhancement	1,045,588	48	—	—	—
Total	$2,178,861	100%	$133,080	$29,295	$162,375

	Outstanding as of December 31, 2019
	Protected UPB(1)	% of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
(Dollars in millions)	Total	Total	First Loss(3)	Mezzanine	Total
Primary mortgage insurance	$421,870	21%	$107,690	$—	$107,690
STACR	824,359	41	5,874	19,238	25,112
Insurance/reinsurance	863,149	43	2,483	7,674	10,157
Subordination	44,941	2	2,608	2,791	5,399
Lender risk-sharing	24,078	1	5,077	580	5,657
Other	1,056	—	1,051	—	1,051
Less: UPB with multiple CRT and/or other credit enhancements	(1,058,402)	(52)	—	—	—
Single-family credit guarantee portfolio with credit enhancement	1,121,051	56	124,783	30,283	155,066
Single-family credit guarantee portfolio without credit enhancement	873,398	44	—	—	—
Total	$1,994,449	100%	$124,783	$30,283	$155,066

(1)
For STACR and certain insurance/reinsurance transactions (e.g., ACIS), represents the UPB of the assets included in the reference pool. For other insurance/reinsurance transactions, represents the UPB of the assets covered by the insurance policy. For subordination, represents the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities. For certain transactions, protected UPB may be different from the UPB of the underlying loans due to timing differences in reporting cycles between the transactions and the loans.

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
We had outstanding maximum coverage of $162.4 billion and $155.1 billion on our single-family credit guarantee portfolio as of September 30, 2020 and December 31, 2019, respectively. CRT transactions provided 30.3% and 29.8% of the outstanding maximum coverage on those dates.

Freddie Mac 3Q 2020 Form 10-Q	42

Management's Discussion and Analysis	Risk Management

Credit Enhancement Coverage Characteristics
The table below provides information on the credit-enhanced and non-credit-enhanced loans in our single-family credit guarantee portfolio. The credit-enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit protection.
Table 20 - Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Credit Guarantee Portfolio

	September 30, 2020		December 31, 2019
(Percentage of portfolio based on loan UPB)(1)(2)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
Credit-enhanced
Primary mortgage insurance	21%	4.18%	21%	0.79%
CRT and other	43	3.60	55	0.40
Non-credit-enhanced	49	2.51	45	0.70
Total	N/A	3.04	N/A	0.63

(1)	Excludes loans underlying certain securitization products for which loan-level data is not available.

(2)	Based on loan UPB, which may be different from the protected UPB of the associated credit enhancement transaction due to timing differences in reporting cycles between the transactions and the loans.
The table below provides information on the amount of credit enhancement coverage by year of origination associated with loans in our single-family credit guarantee portfolio.
Table 21 - Credit Enhancement Coverage by Year of Origination

	September 30, 2020		December 31, 2019
(Dollars in millions)	UPB(1)(2)	% of UPB with Credit Enhancement	UPB(1)(2)	% of UPB with Credit Enhancement
Year of Loan Origination
2020	$626,391	28%	N/A	N/A
2019	326,481	72	$383,003	40%
2018	141,752	80	221,712	81
2017	173,068	76	242,605	77
2016	214,703	70	277,762	71
2015 and prior	696,053	43	869,043	44
Total	$2,178,448	51	$1,994,125	55

(1)	Excludes loans underlying certain securitization products for which loan-level data is not available.

(2)	Based on loan UPB, which may be different from the protected UPB of the associated credit enhancement transaction due to timing differences in reporting cycles between the transactions and the loans.
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
Table 22 - Details of Single-Family Credit Enhancement Expenses and Recoveries

(In millions)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Credit enhancement expenses:(1)
Credit enhancement expense	($260)	($193)	($715)	($525)
Interest expense related to CRT debt	(165)	(263)	(579)	(815)
Estimated reinvestment income from proceeds of CRT debt issuance	9	83	68	298
Single-family credit enhancement expenses	($416)	($373)	($1,226)	($1,042)
Single-family expected credit enhancement recoveries	$26	$—	$684	$42

(1)	Excludes fair value gains and losses on CRT derivatives and CRT debt recorded at fair value. See MD&A - Consolidated Results of Operations for additional information on these items.

Freddie Mac 3Q 2020 Form 10-Q	43

Management's Discussion and Analysis	Risk Management

Our single-family freestanding credit enhancement expected recovery receivable was $1.0 billion and $0.1 billion as of September 30, 2020 and December 31, 2019, respectively.
Impact of CRT Transactions on Conservatorship Capital
We use FHFA's risk-based CCF guidelines to determine the amount of total conservatorship capital needed for our single-family credit guarantee portfolio. We reduce the amount of conservatorship capital needed for credit risk by shifting the risk of credit losses from Freddie Mac to third-party investors through our CRT transactions, primarily our STACR and ACIS transactions. In May 2020, FHFA released its re-proposed Enterprise Capital Rule for comment. The re-proposed capital rule, if adopted, would significantly change the impact of CRT transactions on our required capital by limiting the capital reduction resulting from such transactions and would materially increase the amount of capital required for loans covered by CRT transactions. The table below presents information on the impact of certain CRT transactions on the amount of capital needed for credit risk (conservatorship credit capital) pursuant to the existing CCF in effect during the period presented. For more information on the CCF, see MD&A - Liquidity and Capital Resources - Capital Resources - Conservatorship Capital Framework.
Table 23 - Reduction in Conservatorship Credit Capital(1) as a Result of Certain CRT Transactions

	September 30, 2020			December 31, 2019
(Dollars in billions)	Single-Family Credit Guarantee Portfolio	Single-Family Credit Guarantee Portfolio - Covered by Certain CRT Transactions	Single-Family Credit Guarantee Portfolio - Other	Single-Family Credit Guarantee Portfolio	Single-Family Credit Guarantee Portfolio - Covered by Certain CRT Transactions	Single-Family Credit Guarantee Portfolio - Other
Conservatorship credit capital prior to CRT(2)	$36.2	$18.9	$17.3	$32.0	$16.1	$15.9
Conservatorship credit capital reduced by CRT(3)	(14.4)	(14.4)	—	(11.8)	(11.8)	—
Conservatorship credit capital needed after CRT	$21.8	$4.5	$17.3	$20.2	$4.3	$15.9
Reduction in conservatorship credit capital (%)(4)	39.8%	76.2%	—%	36.9%	73.3%	—%
UPB	$2,179	$950	$1,229	$1,994	$945	$1,049
Percentage of portfolio	100%	44%	56%	100%	47%	53%

(1)
Conservatorship credit capital figures for each period are based on the CCF in effect during the period. The CCF in effect as of September 30, 2020 was largely unchanged from the CCF as of December 31, 2019. The conservatorship credit capital figures as of September 30, 2020 are preliminary and subject to change until official submission to FHFA. The conservatorship credit capital figures as of December 31, 2019 have been revised to conform to the official submission to FHFA.

(2)
Represents the total conservatorship credit capital prior to CRT on the outstanding balance of our single-family credit guarantee portfolio as of September 30, 2020 and December 31, 2019 based on prescribed CCF guidelines.

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
Loans in COVID-19 Related Forbearance Plans
Pursuant to FHFA guidance and the CARES Act, we offer mortgage relief options for borrowers affected by the
COVID-19 pandemic. Among other things, we are offering forbearance of up to 12 months to single-family borrowers experiencing a financial hardship, either directly or indirectly, related to the COVID-19 pandemic. The CARES Act requires creditors to report to credit bureaus that loans in relief programs, such as forbearance plans, repayment plans, and loan modification programs, are current as long as the loans were current prior to entering into the relief programs and the borrowers remain in compliance with the programs. This credit reporting requirement applies to all mortgage relief programs entered into between January 31, 2020 and the date that is 120 days after the declaration of the national emergency related to the COVID-19 pandemic ends. Our ability to monitor the credit quality of loans in our single-family credit guarantee portfolio may be adversely affected as credit scores may not reflect the impact of relief programs, offered by us or other creditors, into which borrowers may have entered.
For the purpose of reporting delinquency rates, we report single-family loans in forbearance plans as delinquent during the forbearance period to the extent that payments are past due based on the loans' original contractual terms, irrespective of the forbearance plan. Single-family servicers have not been required to report forbearance information to us if the borrower continues to make payments during the forbearance period and remains in current status. As a result, our forbearance data is limited to loans in forbearance plans that are past due based on the loan’s original contractual terms and does not include loans

Freddie Mac 3Q 2020 Form 10-Q	44

Management's Discussion and Analysis	Risk Management

that are in forbearance plans where borrowers have continued to make payments during the forbearance period and remain in current status. For this reason, our reported forbearance rates may be lower than single-family forbearance rates reported by other industry participants, which generally report forbearance rates that include all loans in forbearance plans, including loans where the borrower has continued to make payments during the forbearance period and remains in current status. Effective October 1, 2020, we are requiring servicers to report to us all alternatives to foreclosure, which include forbearance plans on all mortgages, including those that are not delinquent.
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
For further information on our accounting policies and methods for estimating our allowance for credit losses and related management judgments, see MD&A - Critical Accounting Policies and Estimates.
The table below summarizes our single-family allowance for credit losses activity.
Table 24 - Single-Family Allowance for Credit Losses Activity

(Dollar in millions)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Beginning balance(1)	$6,916	$5,326	$5,233	$6,176
(Benefit) provision for credit losses	320	(180)	2,110	(477)
Charge-offs	(122)	(407)	(407)	(1,256)
Recoveries collected	41	107	165	341
Other	39	41	93	103
Ending balance	$7,194	$4,887	$7,194	$4,887

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$6,647	$4,841
Advances of pre-foreclosure costs	383	N/A
Accrued interest receivable	107	N/A
Off-balance-sheet credit exposures	57	46
Total	$7,194	$4,887

As a percentage of our single-family credit guarantee portfolio	0.33%	0.25%

(1)	Includes transition adjustments recognized upon the adoption of CECL on January 1, 2020. See Note 1 for more information on transition adjustments.

Freddie Mac 3Q 2020 Form 10-Q	45

Management's Discussion and Analysis	Risk Management

Credit Losses and Recoveries
The table below contains certain credit performance metrics for our single-family credit guarantee portfolio. Credit losses declined during the 2020 periods as charge-offs related to reclassification of single-family loans from held-for-investment to held-for-sale decreased driven by lower volume. Other credit losses also declined as a result of the foreclosure moratorium that will remain in effect until at least December 31, 2020. It is likely that we will incur additional costs in future periods, such as higher property preservation and maintenance expenses, due to the foreclosure moratorium as the borrowers may remain delinquent for an extended period of time.
Table 25 - Single-Family Credit Guarantee Portfolio Credit Performance Metrics

(Dollars in millions)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Charge-offs	$122	$407	$407	$1,256
Recoveries collected	(41)	(107)	(165)	(341)
Charge-offs, net	81	300	242	915
REO operations expense	40	58	139	172
Total credit losses	$121	$358	$381	$1,087

Total credit losses (in bps)	2.3	7.3	2.9	7.4
Recoveries from (gains) losses on sales of seriously delinquent loans(1)	$—	$—	($27)	$—
Recoveries collected under freestanding credit enhancements and write-offs of CRT debt	(5)	(3)	(13)	(10)

(1)	Excludes (gains) losses on securitizations of reperforming loans.
TDRs and Non-Accrual Loan Activity
Single-family loans that have been modified or placed on non-accrual status generally have a higher associated allowance for credit losses. Due to the large number of loan modifications completed in past years, a significant portion of our allowance for credit losses is attributable to TDR loans:

■	As of September 30, 2020, 21% of the allowance for credit losses associated with single-family loans related to interest-rate concessions provided to borrowers as part of loan modifications.

■	Most of our modified single-family loans, including TDRs, were current and performing at September 30, 2020.

■
In general, we expect our allowance for credit losses associated with existing single-family TDRs to decline over time as borrowers continue to make monthly payments under the modified terms and interest-rate concessions are amortized into earnings. However, the COVID-19 pandemic is likely to cause some borrowers to have difficulty making their monthly payments under the modified terms. In addition, our sales of reperforming loans will decrease these allowances for credit losses. However, our ability to sell reperforming loans was affected in 2Q 2020 and may again be negatively affected by the pandemic.

The CARES Act provides temporary relief from the accounting requirements for TDRs for certain loan modifications that are the result of a hardship that is related, either directly or indirectly, to the COVID-19 pandemic. We have elected to apply this temporary relief and therefore will not account for qualifying loan modifications as TDRs. In addition, interpretive guidance issued by federal banking regulators and endorsed by the FASB staff has indicated that government-mandated modification or deferral programs related to the COVID-19 pandemic are not TDRs as the lender did not choose to grant a concession to the borrower. As a result, we expect that substantially all of the forbearance and other relief programs we are offering as a result of the COVID-19 pandemic will not be accounted for as TDRs.
We generally place single-family loans on non-accrual status when the loan becomes three monthly payments past due, but we make an exception to our standard non-accrual policy for loans in forbearance plans that were current prior to receiving forbearance and do not place such loans on non-accrual status based solely on delinquency status. For these loans, we consider additional factors, such as current LTV ratio, and continue to accrue interest while the loan is in forbearance and is three or more monthly payments past due when we believe the available evidence indicates that collectability of principal and interest is reasonably assured. When we accrue interest on loans that are three or more monthly payments past due, we measure an allowance for expected credit losses on unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect. The UPB and related accrued interest receivable, net of the allowance for credit losses, for our single-family loans in forbearance plans related to the COVID-19 pandemic that were three months or more past due and continuing to accrue interest was $53.1 billion and $1.0 billion, respectively, as of September 30, 2020. See Note 4 for additional information on our accounting policies for forbearance programs related to the COVID-19 pandemic.

Freddie Mac 3Q 2020 Form 10-Q	46

Management's Discussion and Analysis	Risk Management

The tables below present information about the UPB and interest income of single-family TDR loans and non-accrual loans on our condensed consolidated balance sheets.
Table 26 - Single-Family TDR and Non-Accrual Loans

	September 30, 2020			December 31, 2019
(Dollars in millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-investment	Mortgage Loans Held-for-Sale	Total
UPB:
TDRs on accrual status(1)	$29,643	$6,096	$35,739	$32,188	$11,576	$43,764
Non-accrual loans	14,104	5,403	19,507	6,529	4,654	11,183
Total TDRs and non-accrual loans	$43,747	$11,499	$55,246	$38,717	$16,230	$54,947

Allowance for credit losses associated with:
TDRs on accrual status	$1,341	$2	$1,343	$2,452	$—	$2,452
Non-accrual loans	678	145	823	597	—	597
Total	$2,019	$147	$2,166	$3,049	$—	$3,049

Allowance as a percentage of UPB:
TDRs on accrual status	5%	—%	4%	8%	—%	6%
Non-accrual loans	5	3	4	9	—	5
Total	5	1	4	8	—	6

	3Q 2020			3Q 2019
(In millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total
Interest on TDRs and non-accrual loans:
At original contractual rates	$549	$157	$706	$543	$229	$772
Recognized	(343)	(68)	(411)	(378)	(137)	(515)
Foregone interest income on TDRs and non-accrual loans(2)	$206	$89	$295	$165	$92	$257

	YTD 2020(3)			YTD 2019(3)
(In millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total
Interest on TDRs and non-accrual loans:
At original contractual rates	$1,471	$471	$1,942	$1,620	$636	$2,256
Recognized	(1,001)	(236)	(1,237)	(1,193)	(383)	(1,576)
Foregone interest income on TDRs and non-accrual loans(2)	$470	$235	$705	$427	$253	$680

(1)	In prior periods, UPB amounts included only loans classified as held-for-investment.

(2)
Represents the amount of interest income that we did not recognize but would have recognized during the period for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.

(3)	Represents the interest income at original contractual rates, interest income recognized, and foregone interest income based on TDRs and non-accrual loans at the end of each period.

Freddie Mac 3Q 2020 Form 10-Q	47

Management's Discussion and Analysis	Risk Management

The table below summarizes the UPB of single-family held-for-investment TDR loan activity.
Table 27 - Single-Family TDR Loan Activity

	September 30, 2020		September 30, 2019(1)
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
Beginning balance, as of January 1	249,182	$35,623	290,255	$42,254
New additions	21,176	3,654	23,420	3,696
Repayments and reclassifications to held-for-sale	(32,480)	(5,172)	(52,970)	(8,897)
Foreclosure sales and foreclosure alternatives	(1,446)	(226)	(3,673)	(496)
Ending balance, as of September 30	236,432	33,879	257,032	36,557
Loans impaired upon purchase	—	—	1,909	122
Total impaired loans with an allowance recorded	—	—	258,941	36,679
Allowance for credit losses		(1,704)		(3,326)
Net investment, as of September 30		$32,175		$33,353

(1)	Excludes held-for-investment TDRs with no allowance for credit losses based on the individual impairment assessment according to the previous incurred loss impairment methodology.
Delinquency Rates
We report single-family delinquency rates based on the number of loans in our single-family guarantee portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our single-family guarantee portfolio. The charts below show the credit losses and serious delinquency rates for each of our single-family loan portfolios.
The total serious delinquency rate on our single-family credit guarantee portfolio increased to 3.04% as of September 30, 2020, compared to 0.61% as of September 30, 2019, driven by an increase in the number of loans in forbearance plans related to the COVID-19 pandemic. However, 54% of the seriously delinquent loans at September 30, 2020 were covered by credit enhancements designed to reduce our credit risk exposure. Despite the increase in the serious delinquency rate, our core single-family loan portfolio continued to perform well through September 30, 2020, and accounted for a small percentage of our credit losses. Our legacy and relief refinance single-family loan portfolio continued to decline but also continued to account for the majority of our credit losses. See Note 4 for additional information on the payment status of our single-family mortgage loans.
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

Freddie Mac 3Q 2020 Form 10-Q	48

Management's Discussion and Analysis	Risk Management

Serious Delinquency Rates
The chart below shows the percentage of mortgage loans in our single-family credit guarantee portfolio that are one month and two months past due. Both of these percentages decreased compared to June 30, 2020, and have trended back toward pre-pandemic levels as the impact of the pandemic on early-stage delinquencies has started to stabilize.
Percentage of Single-Family Loans One Month and Two Months Past Due

Freddie Mac 3Q 2020 Form 10-Q	49

Management's Discussion and Analysis	Risk Management

The table below presents payment status information of our single-family loans in forbearance plans that are past due based on the loans' original contractual terms.
Table 28 - Single-Family Loans in Forbearance Plans by Payment Status

	September 30, 2020				December 31, 2019
(Dollars in millions)	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
UPB	$7,328	$6,890	$59,960	$74,178	$131	$85	$362	$578
Number of loans (in thousands)	37	34	271	342	1	—	2	3
As a percentage of our single-family credit guarantee portfolio(1)	0.32%	0.29%	2.34%	2.95%	0.01%	—%	0.02%	0.03%
(1) Based on loan count.
Loan Characteristics
The tables below contain details on characteristics of the loans in our single-family credit guarantee portfolio.
Table 29 - Credit Quality Characteristics of Our Single-Family Credit Guarantee Portfolio

	September 30, 2020
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score (1)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Core single-family loan portfolio	$1,928	752	756	74%	60%	—%	—%
Legacy and relief refinance single-family loan portfolio	251	709	697	82	48	2	8
Total	$2,179	747	753	75	59	—	1
Referenced footnote is included after the next table.

	December 31, 2019
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score (1)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Core single-family loan portfolio	$1,701	750	752	75%	60%	—%	—%
Legacy and relief refinance single-family loan portfolio	293	712	692	83	52	2	7
Total	$1,994	745	749	76	59	—	1

(1)	Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
The tables below contain details on the characteristics of our single-family loans in forbearance plans that are past due based on the loans' original contractual terms.
Table 30 - Credit Quality Characteristics of Our Single-Family Loans in Forbearance Plans

	September 30, 2020					December 31, 2019
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score (1)	Original LTV Ratio	Current LTV Ratio	UPB	Original Credit Score (1)	Current Credit Score (1)	Original LTV Ratio	Current LTV Ratio
Single-family loans in forbearance plans (2)	$74.2	717	690	79%	62%	$0.6	691	588	82%	65%

	September 30, 2020		December 31, 2019
(Dollars in billions)	UPB	As a % of Total	UPB	As a % of Total
Current LTV ratio:
≤ 60	$32.9	44%	$0.2	33%
> 60 to 80	29.1	39	0.3	50
> 80 to 100	11.8	16	0.1	17
> 100	0.4	1	—	NM
Total	$74.2	100%	$0.6	100%

(1)	Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.

(2)	Includes only loans in forbearance plans that are past due based on the loans' original contractual terms.

(3)	NM - not meaningful due to the UPB rounding to zero.

Freddie Mac 3Q 2020 Form 10-Q	50

Management's Discussion and Analysis	Risk Management

Higher Risk Loan Attributes and Attribute Combinations
Certain combinations of loan attributes can indicate a higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores. The following tables present the combination of credit score and CLTV ratio attributes of loans in our single-family credit guarantee portfolio.
Table 31 - Single-Family Credit Guarantee Portfolio Attribute Combinations for Higher Risk Loans

	September 30, 2020
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Original credit score)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified
Core single-family loan portfolio:
< 620	0.3%	10.54%	—%	NM	—%	NM	0.3%	11.11%	4.9%
620 to 659	2.1	6.87	0.3	8.30	—	NM	2.4	7.01	3.6
≥ 660	72.4	2.18	13.5	2.71	—	NM	85.9	2.24	1.0
Not available	—	NM	—	NM	—	NM	—	NM	NM
Total	74.8%	2.37	13.8%	2.91	—%	NM	88.6%	2.44	1.1
Legacy and relief refinance single-family loan portfolio:
< 620	1.0%	10.11	0.1%	19.72	—%	NM	1.1%	10.93	15.7
620 to 659	1.2	8.17	0.1	17.76	—	NM	1.3	8.80	15.4
≥ 660	8.4	4.00	0.4	11.86	0.1	15.62	8.9	4.29	6.2
Not available	0.1	8.44	—	NM	—	NM	0.1	8.76	20.9
Total	10.7%	5.06	0.6%	14.18	0.1%	19.19	11.4%	5.47	8.4
Referenced footnote is included after the next table.

	December 31, 2019
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Original credit score)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified
Core single-family loan portfolio:
< 620	0.3%	2.68%	—%	NM	—%	NM	0.3%	2.87%	3.5%
620 to 659	2.1	1.26	0.4	1.59%	—	NM	2.5	1.30	1.9
≥ 660	69.8	0.20	12.6	0.26	—	NM	82.4	0.20	0.3
Not available	0.1	1.23	—	NM	—	NM	0.1	1.96	3.6
Total	72.3%	0.24	13.0%	0.33	—%	NM	85.3%	0.26	0.4

Legacy and relief refinance single-family loan portfolio:
< 620	1.1%	4.16	0.2%	9.33	0.1%	15.03%	1.4%	4.83	17.7
620 to 659	1.5	3.01	0.2	7.91	0.1	12.84	1.8	3.52	16.3
≥ 660	10.5	1.06	0.7	3.91	0.2	6.32	11.4	1.23	5.9
Not available	0.1	4.39	—	NM	—	NM	0.1	4.68	19.6
Total	13.2%	1.58	1.1%	5.39	0.4%	8.96	14.7%	1.84	8.3

(1)	NM - not meaningful due to the percentage of the portfolio rounding to zero.
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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $0.7 billion and $0.8 billion of security collateral underlying our other securitization products at September 30, 2020 and December 31, 2019, respectively, were identified as subprime based on information provided to us when we entered into these transactions.

Freddie Mac 3Q 2020 Form 10-Q	51

Management's Discussion and Analysis	Risk Management

Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, part of our relief refinance initiative or part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller or servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to September 30, 2020, we have purchased approximately $36.4 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.
Table 32 - Alt-A Loans in Our Single-Family Credit Guarantee Portfolio

	September 30, 2020				December 31, 2019
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$19.3	58%	17.0%	11.05%	$21.1	61%	18.4%	3.75%
The UPB of Alt-A loans in our single-family credit guarantee portfolio is continuing to decline due to borrowers refinancing into other mortgage products, foreclosure sales, and other liquidation events.
Geographic Concentrations
The table below summarizes the concentration by geographic area of our single-family credit guarantee portfolio as of September 30, 2020 and December 31, 2019, respectively. While our portfolio is well-diversified geographically, the economic effects of the COVID-19 pandemic may be disproportionately concentrated in certain geographic regions or areas. See Risk Management - Single-Family Mortgage Credit Risk in our 2019 Annual Report for additional information on geographic concentrations. See Note 14 for more information about credit risk associated with loans that we hold or guarantee.
Table 33 - Concentration of Credit Risk of Our Single-Family Credit Guarantee Portfolio

	September 30, 2020		December 31, 2019		Percent of Credit Losses(1)
	% of Portfolio	Serious Delinquency Rate	% of Portfolio	Serious Delinquency Rate	YTD 2020	YTD 2019
Region:(2)
West	30%	2.84%	30%	0.36%	5%	12%
Northeast	24	3.70	24	0.87	40	40
North Central	16	2.31	16	0.61	27	19
Southeast	16	3.42	16	0.73	18	22
Southwest	14	2.89	14	0.54	10	7
Total	100%	3.04	100%	0.63	100%	100%
State:(3)
Illinois	4%	3.36	4%	0.85	14%	10%
New York	5	5.26	5	1.21	12	12
Florida	6	4.39	6	0.77	10	14
New Jersey	3	5.09	3	1.08	9	10
Pennsylvania	3	3.01	3	0.89	5	4
All other	79	2.71	79	0.53	50	50
Total	100%	3.04	100%	0.63	100%	100%

(1)	Excludes credit losses related to charge-offs of accrued interest receivables.

(2)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(3)	States presented based on those with the highest percentage of credit losses during YTD 2020.

Freddie Mac 3Q 2020 Form 10-Q	52

Management's Discussion and Analysis	Risk Management

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
We offer a variety of borrower assistance programs for struggling borrowers. Pursuant to FHFA guidance and the CARES Act, we offer mortgage relief options for borrowers affected by the COVID-19 pandemic. Among other things, we are offering forbearance of up to 12 months to single-family borrowers experiencing a financial hardship, either directly or indirectly, related to the COVID-19 pandemic. On July 1, 2020, we began providing servicers a payment deferral option to offer to eligible homeowners. This solution, a broad offering that, at the direction of FHFA, is aligned with Fannie Mae's approach, is available to homeowners who have endured a short-term hardship and subsequently resolved it (including but not limited to hardships related to the COVID-19 pandemic) and provides them with a means to make up for missed payments. The payment deferral provides relief to eligible borrowers who have the financial capacity to resume making their monthly payments, but who are unable to afford the additional monthly contributions required by a repayment plan. We expect these programs to result in elevated levels of loss mitigation activity.
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

Freddie Mac 3Q 2020 Form 10-Q	53

Management's Discussion and Analysis	Risk Management

The table below presents a summary of our forbearance activity for single-family loans in forbearance plans that are past due based on the loans' original contractual terms.
Table 34 - Single-Family Loans in Forbearance Plans Activity

(Loan count in thousands)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Beginning balance(1)	449	4	3	5
New plans	98	3	639	11
Exits	(205)	(4)	(300)	(13)
Ending balance	342	3	342	3

Forbearance plan exit path: (in percentage based on loan count during 3Q 2020)
Reinstatement(2)	44%
Payment deferral	45
Other(3)	11
Total	100%

Ending UPB (in millions)	$74,178

(1)	The beginning balance for 3Q 2020 has been revised due to a methodology change related to the timing of recognition of completed forbearance plans.

(2)	Includes forbearance plans where the borrower cured the delinquency through payment of the mortgage in full.

(3)
Primarily includes forbearance plans where the borrowers remained delinquent and the exit paths were not determined at the end of the forbearance periods. Also includes other exit paths such as repayment plans, modifications, and foreclosure alternatives.

Sales and Securitization of Certain Seasoned Loans
We pursue sales of certain seriously delinquent loans when we believe the sale of these loans provides better economic returns than continuing to hold them. We also sell certain reperforming loans, which typically involves securitization of the loans using our senior subordinate securitization structures. In certain cases, operational constraints may preclude us from selling loans. Of the $13.2 billion in UPB of single-family loans classified as held-for-sale at September 30, 2020, $5.2 billion related to loans that were seriously delinquent.
While our ability to sell these seasoned loans was negatively affected by the COVID-19 pandemic, the market for certain loans improved during 3Q 2020. As a result, we sold $4.0 billion in UPB of reperforming loans during 3Q 2020, compared to $3.5 billion during 3Q 2019. We completed no sales of seriously delinquent loans during 3Q 2020, compared to sales of $0.2 billion in UPB of such loans during 3Q 2019.
Managing Foreclosure and REO Activities

Pursuant to FHFA guidance and the CARES Act, we are required to suspend foreclosures and evictions due to the COVID-19 pandemic until December 31, 2020, and this suspension period may be extended by FHFA, if necessary. As a result, our REO ending inventory declined as of September 30, 2020.
Table 35 - Single-Family REO Activity

	3Q 2020		3Q 2019		YTD 2020		YTD 2019
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	2,812	$330	5,869	$666	4,989	$565	7,100	$780
Additions	356	27	2,004	203	1,987	178	6,143	605
Dispositions	(1,126)	(121)	(2,470)	(254)	(4,934)	(507)	(7,840)	(770)
Ending balance — REO	2,042	236	5,403	615	2,042	236	5,403	615
Beginning balance, valuation allowance		(8)		(6)		(10)		(11)
Change in valuation allowance		6		(2)		8		3
Ending balance, valuation allowance		(2)		(8)		(2)		(8)
Ending balance — REO, net		$234		$607		$234		$607

Freddie Mac 3Q 2020 Form 10-Q	54

Management's Discussion and Analysis	Risk Management

Multifamily Mortgage Credit Risk

Maintaining Prudent Underwriting Standards

We use a prior approval underwriting approach for multifamily loans in which we maintain credit discipline by completing our own underwriting and credit review for each new loan prior to purchase. Our underwriting standards focus on the LTV ratio and DSCR, which estimates a borrower's ability to repay the loan using the secured property's cash flows, after expenses. Our standards require maximum LTV ratios and minimum DSCRs that vary based on the characteristics and features of the loan. Changes in market conditions can affect the credit quality of our multifamily loan purchases and/or guarantees. Notwithstanding the effects of the COVID-19 pandemic on the multifamily market and broader economic environment, the credit quality of our multifamily loan purchases and guarantees has remained strong during 2020.
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
In June 2020, in coordination with FHFA, we announced three supplemental forbearance relief options to assist borrowers with a forbearance plan who continue to be affected by the COVID-19 pandemic. These supplemental relief options extend most of the original tenant protections and provide increased flexibility to tenants, allowing the repayment of past due rent over time and not in a lump sum. The three supplemental relief options include: (i) the option to delay the start of the repayment period following the forbearance period, (ii) an extension of the repayment period, and (iii) an extension of the forbearance period with an optional extended repayment period. Borrower requests for supplemental forbearance relief will be reviewed by the applicable servicer to confirm that the COVID-19 pandemic continues to be the underlying cause of the impairment of the property's performance. If so, the servicer will determine whether any of the three supplemental relief options can reasonably be expected to return the property's performance to its pre-pandemic levels. If none of the options seem appropriate, the loan will be transferred to the appropriate asset resolution group. The selection of the appropriate supplemental relief option is at the discretion of the servicer and will not be an election of the borrower. For additional information on our responses to the COVID-19 pandemic, see MD&A - Introduction - COVID-19 Pandemic Response Efforts.
We report multifamily delinquency rates based on the UPB of loans in our multifamily mortgage portfolio that are two monthly payments or more past due based on the loan's current contractual terms, or in the process of foreclosure, as reported by our servicers. Loans in forbearance are not considered delinquent as long as the borrower is in compliance with the forbearance agreement, including the agreed upon repayment plan.
Prior to the COVID-19 pandemic, the multifamily market was on solid ground and the credit quality of the loans for which forbearance was requested was generally strong. The following table summarizes the current credit quality of loans under a forbearance program, which includes both the forbearance period and the repayment period.

Freddie Mac 3Q 2020 Form 10-Q	55

Management's Discussion and Analysis	Risk Management

Table 36 - Current Credit Quality of Multifamily Loans Under a Forbearance Program

	September 30, 2020
(Dollars in millions)	UPB	LTV > 80%(1)	DSCR < 1.25(1)
Forbearance period	$548	$81	$381
Repayment period	6,730	427	3,386
Credit-enhanced(2)	7,278	508	3,767
Forbearance period	269	52	61
Repayment period	494	130	136
Non-credit-enhanced	763	182	197
Total	$8,041	$690	$3,964

Weighted average LTV(1)	64%
Weighted average DSCR(1)	1.40

(1)	Based on the most recent borrower financial information submissions received from the servicers.

(2)	Represents the loan UPB underlying our multifamily mortgage portfolio.
Approximately 84.0% of the loans in forbearance by UPB are in securitizations with subordination. The weighted average subordination level of securitizations with subordination that have loans in forbearance was 14.4% as of September 30, 2020. 18.5% of loans in forbearance are scheduled to mature prior to 2024. In addition, as of September 30, 2020, we have approved supplemental forbearance requests totaling $1.1 billion in UPB.
Given the credit quality of the loans and subordination levels, we currently do not expect to experience significant credit losses related to the COVID-19 pandemic and the related forbearance program. We will continue to assess the financial condition of our borrowers as they exit forbearance and evaluate their needs for supplemental relief.
Allowance for Credit Losses
Upon the adoption of CECL on January 1, 2020, we recognized an increase to the opening balance of the allowance for credit losses on multifamily loans classified as held for investment and other off-balance sheet credit exposures. Under CECL, we recognize an allowance for credit losses before a loss event has been incurred, which results in earlier recognition of credit losses compared to the previous incurred loss impairment methodology.

We estimate the allowance for credit losses using a loss-rate method to estimate the net amount of cash flows we expect to collect. The loss rate method is based on a probability of default and loss given default framework that estimates credit losses by considering a loan’s underlying characteristics and current and forecasted economic conditions. Loan characteristics considered by our model include vintage, loan term, current DSCR, current LTV ratio, occupancy rate, and interest rate hedges. We forecast economic conditions over a reasonable and supportable two-year period prior to reverting to historical averages at the model input level over a five-year period, using a linear reversion method. We also consider as model inputs expected prepayments, contractually specified extensions, modifications we reasonably expect will occur, expected recoveries from collateral posting requirements, and the expected recoveries from attached credit enhancements. Management adjustments may be necessary to our model output to take into consideration current economic events and other external factors. Significant judgment is exercised in making these adjustments.

The following table summarizes the allowance for credit losses on our multifamily mortgage portfolio including our other off-balance sheet credit exposures.
Table 37 - Multifamily Allowance for Credit Losses Activity

(Dollar in millions)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Beginning balance(1)	$216	$17	$68	$15
(Benefit) provision for credit losses	7	1	155	3
Charge-offs, net	—	—	—	—
Ending balance	$223	$18	$223	$18

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$126	$13
Off-balance sheet credit exposures	97	5
Total	$223	$18

(1)	Includes transition adjustments recognized upon the adoption of CECL on January 1, 2020. See Note 1 for more information on transition adjustments.

Freddie Mac 3Q 2020 Form 10-Q	56

Management's Discussion and Analysis	Risk Management

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
The table below presents the UPB, delinquency rates, and forbearance rates for both credit-enhanced and non-credit enhanced loans underlying our multifamily mortgage portfolio.
Table 38 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	September 30, 2020			December 31, 2019
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate(1)	UPB	Delinquency Rate	Forbearance Rate(1)
Credit-enhanced:
Subordination(2)	$271,845	0.13%	2.21%	$251,008	0.09%	—%
Other(3)	17,938	0.14	2.14	16,069	0.06	—
Total credit-enhanced	289,783	0.13	2.20	267,077	0.09	—
Non-credit-enhanced	33,896	0.14	2.25	33,091	—	—
Total	$323,679	0.13	2.21	$300,168	0.08	—

(1)	Forbearance rate includes loans in our forbearance program including loans in their repayment period.

(2)	Represents the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities.

(3)	Includes lender risk-sharing agreements related to certain securitizations, insurance/reinsurance contracts, SCR, and other credit enhancements.
The following table provides information on the level of subordination outstanding on our securitizations with subordination.
Table 39 - Level of Subordination Outstanding

	September 30, 2020			December 31, 2019
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate	UPB	Delinquency Rate	Forbearance Rate
Less than 10%	$26,434	0.01%	0.03%	$2,094	0.04%	—%
10% or greater	245,411	0.14	2.44	248,914	0.09	—
Total	$271,845	0.13	2.21	$251,008	0.09	—
Weighted average subordination level	14%			14%
The table below contains details on the loans underlying our multifamily mortgage portfolio that are not credit-enhanced.
Table 40 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	September 30, 2020			December 31, 2019
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate	UPB	Delinquency Rate	Forbearance Rate
Unsecuritized loans:
Held-for-sale	$16,313	0.30%	1.11%	$15,930	0.01%	—%
Held-for-investment	7,966	—	1.53	9,408	—	—
Securitization-related products	4,647	—	9.88	3,656	—	—
Other mortgage-related guarantees	4,970	—	—	4,097	—	—
Total	$33,896	0.14	2.25	$33,091	—	—
We continue to develop other strategies to reduce our credit risk exposure to multifamily loans and securities. See Our Business Segments - Multifamily - Business Overview - Products and Activities - Securitization and Guarantee Products in our 2019 Annual Report for additional information.
Counterparty Credit Risk

We are exposed to counterparty credit risk, which is a type of institutional credit risk, as a result of our contracts with sellers and servicers, credit enhancement providers (mortgage insurers, investors, etc.), financial intermediaries, clearinghouses, and other counterparties. Beginning in 1Q 2020, many of our counterparties, primarily non-depository institutions, faced financial strains and liquidity pressure due to the economic downturn and market volatility caused by the COVID-19 pandemic. If these financial strains and liquidity pressure continue or increase, some of our counterparties may not be able to perform under their

Freddie Mac 3Q 2020 Form 10-Q	57

Management's Discussion and Analysis	Risk Management

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
For our mortgage-backed securities, we guarantee the payment of principal and interest, and when the underlying borrowers do not pay their mortgages, our Guide requires single-family servicers to advance the missed mortgage interest payments from their own funds for up to 120 days. After this time, we will make the missed mortgage principal and interest payments to security holders until the mortgages are no longer held by the securitization trust. At the instruction of FHFA, our practice generally has been to purchase loans from the securitization trusts when the loans have been delinquent for 120 days or more. After the outbreak of COVID-19, FHFA further instructed us to maintain loans in COVID-19 payment forbearance plans in the securitization trusts for at least the duration of the forbearance. Once the forbearance period expires, the loan will remain in the related securities pool while:

■	An offer to reinstate the loan or enter into either a payment deferral solution, repayment plan or a trial period plan pursuant to a loan modification remains outstanding;

■	The loan is in an active repayment plan or trial period plan; or

■	A payment deferral solution is in effect.
Beginning on January 1, 2021, at the instruction of FHFA and in alignment with Fannie Mae, we will extend the trigger to purchase delinquent single-family loans out of securitization trusts to 24 months of delinquency, except for loans that are paid off, permanently modified, repurchased by sellers or servicers, subject to foreclosure alternatives, or referred to foreclosure.
In addition to principal and interest payments, borrowers are also responsible for other expenses such as property taxes and homeowner's insurance premiums. When borrowers do not pay these expenses, our Guide generally requires single-family servicers to advance the funds for these expenses in order to protect or preserve our interest in or legal right to the properties. These advances are ultimately collectible from the borrowers. If the borrowers reperform through loan workout activities, the missed payments and incurred expenses will be collected from the borrowers. We will reimburse the servicers for the advanced amounts when uncollected from the borrowers at completion of foreclosures or foreclosure alternatives.
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
The table below summarizes the concentration of non-depository servicers of our single-family credit guarantee portfolio.
Table 41 - Single-Family Credit Guarantee Portfolio Non-Depository Servicers

	September 30, 2020		December 31, 2019
	% of Portfolio(1)	% of Serious Delinquent Single-Family Loans	% of Portfolio(1)	% of Serious Delinquent Single-Family Loans
Top five non-depository servicers	18%	13%	18%	13%
Other non-depository servicers	26	30	20	55
Total	44%	43%	38%	68%

(1)	Excludes loans where we do not exercise control over the associated servicing.
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

Freddie Mac 3Q 2020 Form 10-Q	58

Management's Discussion and Analysis	Risk Management

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
The table below summarizes our exposure to single-family mortgage insurers as of September 30, 2020. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.
Table 42 - Single-Family Mortgage Insurers

			September 30, 2020
(In millions)	Credit Rating(1)	Credit Rating Outlook(1)	UPB	Coverage
Arch Mortgage Insurance Company	A-	Negative	$90,418	$22,751
Radian Guaranty Inc. (Radian)	BBB+	Negative	89,092	21,942
Mortgage Guaranty Insurance Corporation (MGIC)	BBB+	Negative	79,136	19,880
Essent Guaranty, Inc.	BBB+	Negative	72,982	18,211
Genworth Mortgage Insurance Corporation	BB+	Watch Neg	70,103	17,667
National Mortgage Insurance (NMI)	BBB	Negative	42,755	10,842
PMI Mortgage Insurance Co. (PMI)	Not Rated	N/A	2,199	551
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	1,649	409
Triad Guaranty Insurance Corporation (Triad)	Not Rated	N/A	987	247
Others	N/A	N/A	410	77
Total			$449,731	$112,577

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of September 30, 2020. Represents the lower of S&P and Moody's credit ratings and outlooks stated in terms of the S&P equivalent.

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
Operational Risk
Overview

Operational risk is the risk of direct or indirect loss resulting from inadequate or failed internal processes, people, or systems or from external events. Operational risk is inherent in all of our activities. For additional discussion of operational risk events and our operational risk environment, see MD&A - Risk Management - Operational Risk in our 2019 Annual Report.
See below for updates to operational risk since our 2019 Annual Report.
Business Resiliency Risk

As a result of the ongoing COVID-19 pandemic, our business resiliency risk remains elevated. Per the operational changes instituted in response to the pandemic, we continued to operate remotely for more than 95% of our staff as of the end of September 2020. We have not experienced significant operational or technological issues associated with these operational changes. We have modified our processes and adapted to the changed environment to meet the business needs and mostly conducted our business as usual without difficulty.

Freddie Mac 3Q 2020 Form 10-Q	59

Management's Discussion and Analysis	Risk Management

We continue to effectively manage this increased risk by leveraging our business resiliency and crisis management capabilities and our readiness to mitigate the impact of the COVID-19 pandemic on our operations. Additionally, we remain focused on maintaining the availability of our systems and continuing to provide the tools and equipment to help staff perform their tasks. Our business resiliency and executive crisis management teams have been resolving issues as they arise. The crisis management team and our senior leaders are providing frequent updates to our Board of Directors, our staff, and FHFA. We are also working with FHFA and third parties to ensure continuity of critical business activities.
Third-Party Risk

While we have not experienced material impacts, we believe that our third-party service providers, sellers, servicers, and other counterparties are facing challenges due to the unprecedented events surrounding the COVID-19 pandemic. To address the elevated third-party risks arising from these challenges, we are continuing increased monitoring of third parties we deem to be critical or high risk to our operations. For example, we are using market intelligence sources to assess a number of risk factors for certain critical third parties, including financial health, geographic risk, and liquidity risk. We have also evaluated the contingency plans provided to us by significant third parties as well as our internal plans in the event that these third parties were to fail. We will continue to assess the contingency plans as the situation evolves and, where necessary, will invoke our plans to ensure continuity of operations.
See MD&A - Risk Management - Credit Risk - Counterparty Credit Risk for additional information on our monitoring of our sellers and servicers.
Model Risk

The unprecedented events surrounding the COVID-19 pandemic have generated an increased degree of model risk and uncertainty. As a result, some of our models face significant challenges in accurately forecasting key inputs into our financial projections. These include, but are not limited to, projections of mortgage rates, house prices, credit defaults, negative yields, prepayments and interest rates. In response, we are attempting to mitigate this increased risk by monitoring model performance and applying model overlays and adjustments when deemed appropriate. These are driven by the latest developments and emerging trends in the economy, as well as any additional government interventions and internal policy changes. However, these adjustments have an element of subjectivity and are based upon difficult and complex judgments. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these estimates could have a material impact on our condensed consolidated financial statements.
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

Freddie Mac 3Q 2020 Form 10-Q	60

Management's Discussion and Analysis	Risk Management

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
Interest-Rate Risk

Our primary interest-rate risk measures are duration gap and Portfolio Value Sensitivity (PVS). Duration gap measures the difference in price sensitivity to interest rate changes between our financial assets and liabilities and is expressed in months relative to the value of assets. PVS is an estimate of the change in the present value of the cash flows of our financial assets and liabilities from an instantaneous shock to interest rates, assuming spreads are held constant and no rebalancing actions are undertaken. PVS is measured in two ways, one measuring the estimated sensitivity of our portfolio value to a 50 basis point parallel movement in interest rates (PVS-L) and the other to a non-parallel movement resulting from a 25 basis point change in slope of the LIBOR yield curve (PVS-YC). While we believe that duration gap and PVS are useful risk management tools, they should be understood as estimates rather than as precise measurements.
The following tables provide our duration gap, estimated point-in-time and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The tables below also provide PVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.
Table 43 - PVS-YC and PVS-L Results Assuming Shifts of the LIBOR Yield Curve

	September 30, 2020			December 31, 2019
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets:
Investments	($280)	$4,131	$8,616	($307)	$4,840	$10,011
Guarantees(2)	(8)	(768)	(1,301)	(224)	351	706
Total Assets	(288)	3,363	7,315	(531)	5,191	10,717
Liabilities	(39)	(2,663)	(5,973)	20	(1,563)	(3,413)
Derivatives	331	(664)	(1,300)	513	(3,646)	(7,409)
Total	4	36	42	2	(18)	(105)
PVS	4	36	42	2	—	—

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

(2)	Represents the interest-rate risk from our single-family guarantee portfolio, which includes buy-ups, float, and upfront fees (including buy-downs).

Freddie Mac 3Q 2020 Form 10-Q	61

Management's Discussion and Analysis	Risk Management

Table 44 - Duration Gap and PVS Results

	3Q 2020			3Q 2019
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.7	$11	$105	0.5	$17	$54
Minimum	(0.1)	—	—	(0.3)	—	—
Maximum	1.5	29	257	1.2	48	130
Standard deviation	0.3	7	65	0.2	12	29

	YTD 2020			YTD 2019
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.5	$11	$76	0.9	$43	$116
Minimum	(0.6)	—	—	(0.8)	—	—
Maximum	1.5	30	257	8.6	345	950
Standard deviation	0.4	7	66	1.8	81	213
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 45 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
September 30, 2020	$699	$36	($663)
December 31, 2019	3,628	—	(3,628)
Earnings Sensitivity to Market Risk

The accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value) creates variability in our earnings when interest rates and spreads change. We have elected fair value hedge accounting for certain assets and liabilities in an effort to reduce this earnings variability and better align our financial results with the economics of our business. See MD&A - Consolidated Results of Operations and MD&A - Our Business Segments for additional information on the effect of changes in interest rates and market spreads on our financial results.
Interest Rate-Related Earnings Sensitivity

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, changes in interest rates may still result in significant earnings variability from period to period. Based upon the composition of our financial assets and liabilities, including derivatives, at September 30, 2020, we would generally recognize fair value losses when interest rates decline if we did not apply fair value hedge accounting.
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

Freddie Mac 3Q 2020 Form 10-Q	62

Management's Discussion and Analysis	Risk Management

net effect on comprehensive income from interest-rate sensitive items that are not measured at fair value (e.g., amortization of mortgage loan premiums and discounts, previously deferred fair value hedge accounting basis adjustments, changes in fair value of held-for-sale mortgage loans for which we have not elected the fair value option, etc.) or from changes in our future contractual net interest income due to repricing of our interest-bearing assets and liabilities. The results of this evaluation are shown in the table below.
Table 46 - Earnings Sensitivity to Changes in Interest Rates

	Changes in Fair Value Due to Changes in Interest Rates for Financial Instruments Measured at Fair Value, Net of Hedge Accounting (Before-Tax)
(In billions)	September 30, 2020	September 30, 2019
Interest Rate Scenarios
Parallel yield curve shifts:
+100 basis points	$—	$0.1
-100 basis points	—	(0.1)
Non-parallel yield curve shifts - long-term interest rates:
+100 basis points	0.2	0.1
-100 basis points	(0.2)	(0.1)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 basis points	(0.2)	(0.1)
-100 basis points	0.2	0.1
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

Freddie Mac 3Q 2020 Form 10-Q	63

Management's Discussion and Analysis	Liquidity and Capital Resources

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
On June 17, 2020, FHFA provided us and Fannie Mae with updated minimum short-, medium-, and long-term liquidity requirements. These requirements are based on cash flows needed under a stressed scenario that assumes, among other things, that for short- and medium-term periods, we may not have access to debt funding from the market for an extended period of time and therefore must fund our cash needs utilizing certain liquid assets in our portfolio.
The updated FHFA minimum liquidity requirements have four components:

■	a 30-day cash flow stress test that assumes we continue to provide liquidity to the market while holding a $10 billion buffer above outflows;

■
a 365-day metric that requires us to hold liquidity to meet our expected cash outflows over 365 days and to continue to provide liquidity to the market under certain stress conditions. This metric is also more prescriptive than our existing framework regarding the types of liquid assets we hold;

■	a specified minimum long-term debt to less-liquid asset ratio. Less-liquid assets are those that are not eligible to be pledged as collateral to the Fixed Income Clearing Corporation; and

■	a requirement that we fund our assets with liabilities that have a specified minimum term relative to the term of the assets.
These updated liquidity requirements are more stringent than our existing liquidity requirements and liquidity requirements of banks and other depository institutions, which will result in higher funding costs in the future and will negatively affect our net interest income. In addition, these updated liquidity requirements will impact the size and the allowable investments in our other investments portfolio. FHFA has extended the date of compliance with these updated liquidity requirements to December 1, 2020.
Liquidity
Primary Sources of Liquidity

The following table lists the sources of our liquidity, the balances as of September 30, 2020, and a brief description of their importance to Freddie Mac.
Table 47 - Liquidity Sources

Source		Balance(1) (In billions)		Description
Liquidity
•	Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$80.3	•	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
•	Liquid Portion of the Mortgage-Related Investments Portfolio	$88.7	•
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

Freddie Mac 3Q 2020 Form 10-Q	64

Management's Discussion and Analysis	Liquidity and Capital Resources

Other Investments Portfolio

The investments in our other investments portfolio are important to our cash flow, collateral management, asset and liability management, and ability to provide liquidity and stability to the mortgage market. The table below summarizes the balances in our other investments portfolio, which includes the liquidity and contingency operating portfolio.
Table 48 - Other Investments Portfolio

	September 30, 2020				December 31, 2019
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)
Cash and cash equivalents	$6.3	$1.6	$0.2	$8.1	$4.2	$0.9	$0.1	$5.2
Securities purchased under agreements to resell	50.7	50.5	0.8	102.0	40.6	23.1	2.4	66.1
Non-mortgage related securities	23.3	—	5.2	28.5	23.2	—	3.9	27.1
Secured lending and other	—	—	8.3	8.3	—	—	5.2	5.2
Total	$80.3	$52.1	$14.5	$146.9	$68.0	$24.0	$11.6	$103.6

(1)	Represents carrying value.
Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $3.1 billion and $3.7 billion as of September 30, 2020 and December 31, 2019, respectively.
The liquidity and contingency operating portfolio also included collateral posted to us in the form of cash primarily by derivatives counterparties of $3.8 billion and $2.6 billion as of September 30, 2020 and December 31, 2019, respectively. We have invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements.
Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and liquid. Our primary source of liquidity among these mortgage assets is our holdings of single-class and multiclass agency securities, excluding certain structured agency securities collateralized by non-agency mortgage-related securities. Our ability to pledge certain of these assets as collateral or sell them enhances our liquidity profile, although the amount of cash we may be able to successfully raise in the event of a liquidity crisis or significant market disruption may be substantially less than the amount of mortgage-related assets we hold. See MD&A Conservatorship and Related Matters for additional details on the liquidity of our mortgage-related investments portfolio.
Primary Sources of Funding

The following table lists the sources and balances of our funding as of September 30, 2020 and a brief description of their importance to Freddie Mac.
Table 49 - Funding Sources

Source		Balance(1) (In billions)		Description
Funding
•	Other Debt	$284.9	•	Other debt is used to fund our business activities, including single-family guarantee activities not funded by debt securities of consolidated trusts.
•	Debt Securities of Consolidated Trusts	$2,138.4	•
Debt securities of consolidated trusts are used primarily to fund our single-family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and purchasing modified or seriously delinquent loans from the trusts.

(1)	Represents carrying value of debt balances after consideration of offsetting arrangements.

Freddie Mac 3Q 2020 Form 10-Q	65

Management's Discussion and Analysis	Liquidity and Capital Resources

Other Debt Activities

We issue other debt to fund our business activities. Competition for funding can vary with economic, financial market, and regulatory environments. We issue other debt based on a variety of factors, including market conditions and our liquidity requirements. We currently favor a mix of derivatives and term and callable debt to fund our business and manage interest-rate risk. Our funding costs have increased due to a higher expected single-family loan purchase forecast coupled with an increase in term debt issuances as we transition to comply with the updated FHFA liquidity requirements.
The table below summarizes the par value and the average rate of other debt we issued or paid off, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases. We call, exchange, or repurchase our outstanding debt from time to time for a variety of reasons, including managing our funding composition and supporting the liquidity of our debt.
Table 50 - Other Debt Activity

	3Q 2020				YTD 2020
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills®
Beginning balance	$56,954	0.45%	$—	—%	$60,830	1.67%	$—	—%
Issuances	9,884	0.25	—	—	147,249	0.97	—	—
Repurchases	(4,960)	0.27	—	—	(4,960)	0.27	—	—
Maturities	(51,842)	0.44	—	—	(193,083)	1.29	—	—
Ending Balance	10,036	0.35	—	—	10,036	0.35	—	—

Securities sold under agreements to repurchase
Beginning balance	8,664	0.04	—	—	9,843	1.46	—	—
Additions	238,023	0.06	—	—	777,000	0.44	—	—
Repayments	(243,890)	0.06	—	—	(784,046)	0.45	—	—
Ending Balance	2,797	0.06	—	—	2,797	0.06	—	—

Callable debt
Beginning balance	—	—	86,781	1.21	1,000	2.36	94,152	2.03
Issuances	—	—	67,004	0.63	—	—	147,459	0.89
Repurchases	—	—	—	—	—	—	—	—
Calls	—	—	(34,590)	1.48	(1,000)	2.36	(117,640)	1.85
Maturities	—	—	(1,473)	1.66	—	—	(6,249)	1.55
Ending Balance	—	—	117,722	0.80	—	—	117,722	0.80

Non-callable debt
Beginning balance	21,211	1.87	110,583	1.72	39,407	2.31	62,228	2.86
Issuances	—	—	37,250	0.30	14,356	1.57	100,454	0.49
Repurchases	(5,562)	1.81	(5,149)	2.42	(8,487)	1.91	(5,149)	2.42
Maturities	(8,034)	2.20	(4,174)	1.73	(37,661)	2.26	(19,023)	1.71
Ending Balance	7,615	1.57	138,510	1.31	7,615	1.57	138,510	1.31

STACR and SCR Debt(2)
Beginning balance	—	—	13,615	4.12	—	—	15,496	5.55
Issuances	—	—	191	—	—	—	769	1.66
Repurchases	—	—	—	—	—	—	—	—
Maturities	—	—	(912)	3.61	—	—	(3,371)	3.41
Ending Balance	—	—	12,894	4.18	—	—	12,894	4.18
Total other debt	20,448	0.76%	269,126	1.22%	20,448	0.76%	269,126	1.22%
Offsetting arrangements	(2,797)				(2,797)
Total other debt, net	$17,651		$269,126		$17,651		$269,126

(1)	Average rate is weighted based on par value.

(2)
STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty and are therefore included as a separate category in the table.

Freddie Mac 3Q 2020 Form 10-Q	66

Management's Discussion and Analysis	Liquidity and Capital Resources

As of September 30, 2020, our aggregate indebtedness, calculated as the par value of other debt, was $287.0 billion, which was below the $300.0 billion debt cap limit imposed by the Purchase Agreement. Beginning January 1, 2020, we elected to net securities sold under agreements to repurchase against securities purchased under agreements to resell when such amounts meet the conditions for balance sheet offsetting, both on our condensed consolidated balance sheets and for purposes of measuring our aggregate indebtedness under the debt cap limit. See Note 10 for additional information.
Our outstanding other debt balance increased during the 2020 periods driven by near-term cash needs resulting from a higher expected single-family cash loan purchase forecast. In addition, we increased our liquidity and contingency operating portfolio and the amount of long-term debt issuance as we transition to comply with the updated FHFA minimum liquidity requirements. However, our aggregate indebtedness to meet these funding needs is constrained by the $300.0 billion cap limit imposed by the Purchase Agreement. We have maintained adequate access to debt markets to meet our financial obligations as they come due and to meet the needs of customers in a timely and cost-efficient manner throughout the course of the COVID-19 pandemic, and we expect to continue to do so.
Maturity and Redemption Dates
The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.
Contractual Maturity Date as of September 30, 2020 (1)

Earliest Redemption Date as of September 30, 2020 (1)

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

Debt Securities of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt securities of consolidated trusts, which relates to securitization transactions that we consolidated for accounting purposes. We issue this type of debt by securitizing mortgage loans primarily to fund the majority of our single-family guarantee activities. When we consolidate securitization trusts, we recognize the following on our condensed consolidated balance sheets:

■
The assets held by the securitization trusts, the majority of which are mortgage loans. We recognized $2,115.5 billion and $1,940.5 billion of mortgage loans, which represented 86.2% and 88.1% of our total assets, as of September 30, 2020 and December 31, 2019, respectively.

■
The debt securities issued by the securitization trusts, the majority of which are Level 1 securitizations that are pass-through securities, where the cash flows of the mortgage loans held by the securitization trust are passed through to the holders of the securities. We recognized $2,138.4 billion and $1,898.4 billion of debt securities of consolidated trusts, which represented 88.2% and 87.1% of our total debt, as of September 30, 2020 and December 31, 2019, respectively.

Freddie Mac 3Q 2020 Form 10-Q	67

Management's Discussion and Analysis	Liquidity and Capital Resources

Debt securities of consolidated trusts are principally repaid from the cash flows of the mortgage loans held by the securitization trusts that issued the debt securities. In circumstances when the cash flows of the mortgage loans are not sufficient to repay the debt, we make up the shortfall because we have guaranteed the payment of principal and interest on the debt. In certain circumstances, we have the right and/or obligation to purchase the loan from the trust prior to its contractual maturity. In April 2020, FHFA instructed us to maintain loans in payment forbearance plans (including COVID-19 payment forbearance plans) in mortgage-backed security pools for at least the duration of the forbearance plan. Once the forbearance period expires, the loan will remain in the related securities pool while:

■	An offer to reinstate the loan or enter into either a payment deferral solution, repayment plan or a trial period plan pursuant to a loan modification remains outstanding;

■	The loan is in an active repayment plan or trial period plan; or

■	A payment deferral solution is in effect.
Beginning on January 1, 2021, at the instruction of FHFA and in alignment with Fannie Mae, we will extend the trigger to purchase delinquent single-family loans out of securitization trusts to 24 months of delinquency, except for loans that are paid off, permanently modified, repurchased by sellers or servicers, subject to foreclosure alternatives, or referred to foreclosure.
The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.
Table 51 - Activity for Debt Securities of Consolidated Trusts Held by Third Parties

(In millions)	3Q 2020	YTD 2020
Beginning balance	$1,968,663	$1,854,802
Issuances:
New issuances to third parties	195,870	432,145
Additional issuances of securities	164,694	353,631
Total issuances	360,564	785,776
Extinguishments:
Purchases of debt securities from third parties	(4,614)	(10,686)
Debt securities received in settlement of secured lending	(38,980)	(81,871)
Repayments of debt securities	(207,444)	(469,832)
Total extinguishments	(251,038)	(562,389)
Ending balance	2,078,189	2,078,189
Unamortized premiums and discounts	60,231	60,231
Debt securities of consolidated trusts held by third parties	$2,138,420	$2,138,420
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) decreased by $0.6 billion from September 30, 2019 to September 30, 2020, primarily driven by an increase in investments in securities purchased under agreements to resell and higher single-family cash loan purchases during YTD 2020.
Capital Resources
Primary Sources of Capital

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Under the Purchase Agreement, Treasury made a commitment to provide us with funding, under certain conditions, to eliminate deficits in our net worth. Pursuant to the September 2019 Letter Agreement, we will not be required to pay a dividend on the senior preferred stock to Treasury until our Net Worth Amount exceeds $20.0 billion. Based on our Net Worth Amount of $13.9 billion, no dividend is payable to Treasury for the quarter ending September 30, 2020. See Note 2 for details of the support we receive from Treasury.

Freddie Mac 3Q 2020 Form 10-Q	68

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below presents activity related to our net worth during 3Q 2020 and YTD 2020.
Table 52 - Net Worth Activity

(In millions)	3Q 2020	YTD 2020 (1)
Beginning balance	$11,442	$8,882
Comprehensive income (loss)	2,449	5,009
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	—	—
Total equity / net worth	$13,891	$13,891
Aggregate draws under Purchase Agreement	$71,648	$71,648
Aggregate cash dividends paid to Treasury	119,680	119,680
Liquidation preference of the senior preferred stock	84,090	84,090

(1)	Beginning balance includes cumulative-effect adjustment of ($240) million related to our adoption of CECL on January 1, 2020. See Note 1 for additional information on our adoption of CECL.
Conservatorship Capital Framework

In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make economic business decisions, while in conservatorship, utilizing a newly-developed risk-based CCF, a capital system with detailed formulae provided by FHFA. In May 2020, FHFA released its re-proposed Enterprise Capital Rule for comment. FHFA's re-proposed capital rule, if adopted, would significantly increase our capital requirements and, as a result, would significantly lower our returns on capital. It also could meaningfully affect our business strategies. For additional information on the re-proposed capital rule, see MD&A - Regulation and Supervision - Legislative and Regulatory Developments - FHFA Re-Proposed Capital Rule for the Enterprises.
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
Table 53 - Return on Conservatorship Capital (1)

(Dollars in billions)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Comprehensive income	$2.4	$1.8	$5.0	$5.3
Conservatorship capital (average during the period)(2)	52.3	51.3	51.3	51.8
ROCC, based on comprehensive income(2)	18.7%	14.4%	13.0%	13.7%

(1)
Average conservatorship capital and ROCC for 3Q 2020 and YTD 2020 are preliminary and subject to change until official submission to FHFA. Prior period preliminary numbers have been updated, as needed, to reflect final data submitted to FHFA.

(2)
Average conservatorship capital for each period is based on the CCF in effect during that period. The CCF in effect as of September 30, 2020 was largely unchanged from the CCF as of September 30, 2019.

Freddie Mac 3Q 2020 Form 10-Q	69

Management's Discussion and Analysis	Liquidity and Capital Resources

Our ROCC for 3Q 2020 increased compared to 3Q 2019, primarily driven by an increase in comprehensive income, partially offset by a higher level of conservatorship capital needed, resulting from growth in our single-family and multifamily guarantee portfolios, partially offset by an increase in CRT activity in both the Single-family Guarantee and Multifamily segments, house price appreciation, the efficient disposition of legacy assets, and a decrease in our deferred tax assets. Our ROCC for YTD 2020 decreased compared to YTD 2019, primarily driven by a decrease in comprehensive income. Our ROCC in future periods may be affected by the significant adverse effect the COVID-19 pandemic may have on our business for the remainder of 2020 and into 2021, and perhaps beyond.
We find the returns calculated above, as well as the returns calculated on specific transactions and individual business lines, to be a reasonable measure of return versus risk to support our decision making while we remain in conservatorship. These returns may not be indicative of the returns that would be generated if we were to exit conservatorship, especially as the terms and timing of any such exit are not currently known and will depend upon future actions by the U.S. government. Our belief, should we leave conservatorship, is that returns at that time would most likely be below the levels calculated above, assuming the same portfolio of risk assets, as our capital requirements are likely to be significantly higher under the re-proposed capital rule and we expect that we would hold capital post conservatorship above the minimum required regulatory capital. It is also likely that we would be required to pay fees for federal government support, thereby reducing our total comprehensive income.

Freddie Mac 3Q 2020 Form 10-Q	70

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

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
Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees, which are not accounted for as derivatives, is primarily represented by the UPB of the underlying loans and securities, which was $322.5 billion and $296.5 billion at September 30, 2020 and December 31, 2019, respectively. These amounts exclude Fannie Mae securities backing Freddie Mac resecuritization products discussed below.
We commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. Accordingly, commingling Fannie Mae collateral in our resecuritization transactions increases our off-balance sheet exposure as we do not have control over the Fannie Mae collateral. The total amount of our off-balance sheet exposure related to Fannie Mae securities backing Freddie Mac resecuritization products was $69.0 billion and $27.4 billion at September 30, 2020 and December 31, 2019, respectively. We expect this exposure to increase over time.

Freddie Mac 3Q 2020 Form 10-Q	71

Management's Discussion and Analysis	Critical Accounting Policies and Estimates

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
Our critical accounting policies and estimates relate to the single-family allowance for credit losses and fair value measurements. For additional information about our critical accounting policies and estimates and other significant accounting policies, as well as recently issued accounting guidance, see Note 1 in this Form 10-Q and MD&A - Critical Accounting Policies and Estimates and Note 1 in our 2019 Annual Report.
Single-Family Allowance for Credit Losses
Beginning on January 1, 2020, upon the adoption of CECL, the single-family allowance for credit losses represents our estimate of expected credit losses over the contractual term of the mortgage loans. The single-family allowance for credit losses pertains to all held-for-investment single-family mortgage loans on our condensed consolidated balance sheets.
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
Changes in forecasted house price growth rates can have a significant effect on our allowance for credit losses. Our estimate of expected credit losses leverages an internally based model and uses a nationwide house price growth forecast for the next three years. A Monte Carlo simulation generates many possible house price scenarios for up to 40 years for each metropolitan statistical area (MSA). These scenarios are used to estimate loan-level expected future cash flows and credit losses based on each loan’s individual characteristics. The COVID-19 pandemic initially resulted in a decline in our near term forecasted house price growth rates compared to pre-pandemic estimates, but our forecast has since improved. The table below shows our nationwide forecasted house price growth rates for both full-year 2020 and 2021 that were used in determining our allowance for credit losses as of September 30, 2020. These growth rates are used as inputs to our models to develop the detailed forecasted life-of-loan house price growth rates for each MSA.
Table 54 - Forecasted House Price Growth Rates (1)

	2020	2021
Forecasted house price growth rates	5.5%	2.6%
(1) Forecasted house price growth rates are from Freddie Mac's Economic and Housing Research Quarterly Forecast dated October 14, 2020.
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

Freddie Mac 3Q 2020 Form 10-Q	72

Management's Discussion and Analysis	Critical Accounting Policies and Estimates

Some examples of the qualitative factors considered include:

■	Regional housing trends;

■	Applicable house price indices;

■	Unemployment and employment dislocation trends;

■	The effects of changes in government policies and programs;

■	Industry trends;

■	Consumer credit statistics;

■	Third-party credit enhancements;

■	Natural disasters (such as hurricanes and wildfires); and

■	Other catastrophic events (such as the COVID-19 pandemic and the impact of associated relief programs).
The inability to realize the benefits of our loss mitigation activities, declines in house prices, deterioration in the financial condition of our mortgage insurers, or increases in delinquency rates would cause our losses to be significantly higher than those currently estimated.

Freddie Mac 3Q 2020 Form 10-Q	73

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
Managing Our Mortgage-Related Investments Portfolio
The table below presents the UPB of our mortgage-related investments portfolio. In February 2019, FHFA instructed us to maintain this portfolio at or below $225 billion at all times. In November 2019, FHFA instructed us, by January 31, 2020, to include 10% of the notional value of certain interest-only securities we own in the calculation of this portfolio, while continuing to maintain the portfolio below the limit imposed by FHFA. For this purpose, our mortgage-related investments portfolio was $203.9 billion as of September 30, 2020, including $5.7 billion representing 10% of the notional amount of the interest-only securities we held as of September 30, 2020.
With respect to the composition of our mortgage-related investments portfolio, in August 2020, FHFA instructed us to: (1) reduce the amount of agency MBS to no more than $50 billion by June 30, 2021 and no more than $20 billion by June 30, 2022, with all dollar caps to be based on UPB; and (2) reduce the UPB of our existing portfolio of collateralized mortgage obligations (CMOs), which are also sometimes referred to as REMICs, to zero by June 30, 2021. We will have a holding period limit to sell any new CMO tranches created but not sold at issuance. CMOs do not include tranches initially retained from reperforming loans senior subordinate securitization structures.
Table 55 - Mortgage-Related Investments Portfolio Details

	September 30, 2020				December 31, 2019
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Capital Markets segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$48,781	$—	$48,781	$—	$19,144	$—	$19,144
Reperforming loans	—	—	18,927	18,927	—	—	26,134	26,134
Total single-family unsecuritized loans	—	48,781	18,927	67,708	—	19,144	26,134	45,278
Agency securities	84,844	—	2,190	87,034	119,156	—	2,518	121,674
Non-agency mortgage-related securities	—	—	1,346	1,346	—	—	1,458	1,458
Total Capital Markets segment - Mortgage investments portfolio	84,844	48,781	22,463	156,088	119,156	19,144	30,110	168,410
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	10,126	10,126	—	—	8,589	8,589
Multifamily segment:
Unsecuritized loans	—	17,701	9,843	27,544	—	18,531	11,254	29,785
Mortgage-related securities	3,853	—	565	4,418	5,209	—	680	5,889
Total Multifamily segment	3,853	17,701	10,408	31,962	5,209	18,531	11,934	35,674
Total mortgage-related investments portfolio	$88,697	$66,482	$42,997	$198,176	$124,365	$37,675	$50,633	$212,673
Percentage of total mortgage-related investments portfolio	45%	33%	22%	100%	58%	18%	24%	100%
While we continued to purchase new single-family seriously delinquent loans from securities we guarantee and certain multifamily unsecuritized loans, which are classified as held-for-investment, our active disposition of less liquid assets during YTD 2020 included the following:

■	Sales of $5.9 billion in UPB of single-family reperforming loans and $0.3 billion in UPB of seriously delinquent unsecuritized single-family loans;

■	Securitizations of $0.3 billion in UPB of single-family reperforming loans and $3.8 billion in UPB of less liquid multifamily loans; and

■	Transfers of $2.0 billion in UPB of less liquid multifamily loans to the securitization pipeline.
The less liquid assets in our mortgage-related investments portfolio decreased in YTD 2020 but are likely to increase in future periods as we purchase delinquent loans from securities after the forbearance period ends.

Freddie Mac 3Q 2020 Form 10-Q	74

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Affordable Housing Fund Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and pay this amount to certain housing funds. During 3Q 2020 and YTD 2020, we completed $353.3 billion and $751.8 billion, respectively, of new business purchases subject to this requirement and accrued $149 million and $316 million, respectively, of related expense. We are prohibited from passing through these costs to the originators of the loans that we purchase.
Affordable Housing Goal Results for 2019

In October 2020, FHFA informed us that it had reviewed our performance with respect to affordable housing goals for 2019 and determined that we achieved all five of our single-family affordable housing goals and all three of our multifamily goals. We may achieve a single-family or multifamily housing goal by meeting or exceeding the FHFA benchmark for that goal (Goal). We also may achieve a single-family housing goal by meeting or exceeding the actual share of the market that meets the criteria for that goal (Market Level). Our performance on the goals, as determined by FHFA, is set forth in the table below.
Table 56 - 2019 Affordable Housing Goal Results

	Goals for 2019	Market Levels for 2019	Results for 2019
Single-family purchase money goals (Benchmark levels):
Low-income goal	24%	26.6%	27.4%
Very low-income goal	6%	6.6%	6.8%
Low-income areas goal	19%	22.9%	22.9%
Low-income areas subgoal	14%	18.1%	18.0%
Single-family refinance low-income goal (Benchmark level)	21%	24%	22.4%
Multifamily (Benchmark levels in units)
Low-income goal	315,000	N/A	455,451
Very low-income subgoal	60,000	N/A	112,773
Small property low-income subgoal	10,000	N/A	34,847
FHFA's Strategic Plan: Fiscal Years 2021-2024

In October 2020, FHFA released its Strategic Plan for fiscal years 2021-2024. This new Strategic Plan establishes new goals needed for FHFA to fulfill its statutory duties, which include responsibly ending the conservatorships of Freddie Mac and Fannie Mae (the Enterprises).
This new Strategic Plan formalizes the new direction of FHFA, and its regulated entities, by updating FHFA’s mission, vision, and values, and by establishing three new strategic goals:

■	Ensuring safe and sound regulated entities through world-class supervision;

■	Foster competitive, liquid, efficient, and resilient (CLEAR) national housing finance markets; and

■	Position FHFA as a model of operational excellence by strengthening its workforce and infrastructure.

Freddie Mac 3Q 2020 Form 10-Q	75

Management's Discussion and Analysis	Regulation and Supervision

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
On August 28, 2020, Freddie Mac submitted a comment letter to FHFA that supported the approach of the re-proposed capital rule but recommended, among other matters, that FHFA revise the proposal to incorporate more dynamic and risk-based requirements. Freddie Mac also recommended that FHFA tailor its proposed framework to better reflect the Enterprises' pass-through, monoline business models and the lower risks of the Enterprises compared to U.S. banks.
On September 25, 2020, the Financial Stability Oversight Council (FSOC) issued a statement summarizing its review of the secondary mortgage market. Among other matters, the FSOC's statement was generally supportive of the capital quality and quantity requirements in FHFA's re-proposed rule, noting that the proposal would require a meaningful amount of capital for the Enterprises, that risk-based capital and leverage ratio requirements that are materially less than those contemplated would likely not adequately mitigate the potential stability risk posed by the Enterprises, and that it is possible that additional capital may be required for the Enterprises to remain viable concerns in the event of a severely adverse stress.
We cannot predict whether and when FHFA will finalize new capital requirements for the Enterprises and how much capital any final requirements would require the Enterprises to hold.
FHFA Proposed Rule for New GSE Products and Activities

Under the Housing and Economic Recovery Act of 2008, Freddie Mac and Fannie Mae are required to obtain FHFA approval of “new products” after public notice and comment, and to provide FHFA with notice of “new activities” so that FHFA may determine whether such new activities are new products meriting public notice and comment, and then FHFA approval. In July 2009, FHFA issued an interim final rule to implement these statutory requirements. On October 19, 2020, FHFA published a proposed rule that, if adopted, will replace the 2009 interim final rule.
The proposed rule outlines the process for FHFA review and timelines for approving a new product. It sets forth the criteria for evaluating whether a new product is within the Enterprise’s Charter, is in the public interest, and is consistent with maintaining the safety and soundness of the Enterprise or the mortgage finance system. It also establishes a new three-part objective test for determining whether an activity is a new activity.
We cannot predict whether and when FHFA will finalize a new rule, the content of any such final rule that FHFA may adopt, or the impact that such final rule will have on our business or operations. If the proposed rule is adopted as proposed, it is possible that it could have an adverse effect on our profitability and ability to attract investors or exit conservatorship.

Freddie Mac 3Q 2020 Form 10-Q	76

Management's Discussion and Analysis	Regulation and Supervision

Final Rule Extending a Category of Qualified Mortgages

On October 20, 2020, the CFPB issued a final rule that extends the category of qualified mortgages that consists of loans that are eligible for purchase or guarantee by either Freddie Mac or Fannie Mae. Under the final rule, this category of qualified mortgages will expire upon the earlier of the mandatory compliance date of final amendments to the definition of a qualified mortgage in the ability-to-repay rule (rather than in January 2020 as previously scheduled) or the Enterprise’s exit from conservatorship.

Freddie Mac 3Q 2020 Form 10-Q	77

Management's Discussion and Analysis	Forward-Looking Statements

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

■
Changes in our Charter or in applicable legislative or regulatory requirements (including changes to our capital requirements or changes pursuant to the Treasury Housing Reform Plan or any legislation affecting the future status of our company);

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

■
Our reliance on CSS and the CSP for the operation of the majority of our single-family securitization activities, our reduced influence over CSS Board decisions as a result of FHFA-required changes to the CSS LLC agreement in January 2020, and any additional changes FHFA may require in our relationship with, or support of, CSS;

■	Changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

■	Changes in investor demand for our debt or mortgage-related securities;

■	Our ability to align pooling practices and the treatment of forbearance loans with Fannie Mae;

Freddie Mac 3Q 2020 Form 10-Q	78

Management's Discussion and Analysis	Forward-Looking Statements

■	Changes in the practices of loan originators, servicers, investors, and other participants in the secondary mortgage market;

■	The discontinuance of, transition from, or replacement of LIBOR and the adverse consequences it could have on our business and operations;

■	The occurrence of a major natural or other catastrophic event (such as the COVID-19 pandemic) in areas in which our offices or significant portions of our total mortgage portfolio are located; and

■	Other factors and assumptions described in this Form 10-Q and our 2019 Annual Report, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-Q, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac 3Q 2020 Form 10-Q	79

Financial Statements

Financial Statements

Freddie Mac 3Q 2020 Form 10-Q	80

Financial Statements	Condensed Consolidated Statements of Comprehensive Income

FREDDIE MAC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Interest income
Mortgage loans	$14,134	$16,428	$45,792	$51,732
Investment securities	659	686	1,948	2,059
Other	56	426	417	1,197
Total interest income	14,849	17,540	48,157	54,988
Interest expense	(11,392)	(15,130)	(39,039)	(46,498)
Net interest income	3,457	2,410	9,118	8,490

Non-interest income (loss)
Guarantee fee income	315	280	1,161	850
Investment gains (losses), net	1,122	568	957	(83)
Other income (loss)	172	121	401	247
Non-interest income (loss)	1,609	969	2,519	1,014
Net revenues	5,066	3,379	11,637	9,504

Benefit (provision) for credit losses	(327)	179	(2,265)	474

Non-interest expense
Salaries and employee benefits	(334)	(333)	(1,002)	(983)
Professional services	(105)	(115)	(269)	(342)
Other administrative expense	(202)	(172)	(558)	(492)
Total administrative expense	(641)	(620)	(1,829)	(1,817)
Credit enhancement expense	(267)	(197)	(731)	(536)
Expected credit enhancement recoveries	20	—	708	42
REO operations expense	(40)	(58)	(139)	(172)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(467)	(408)	(1,341)	(1,197)
Other expense	(237)	(139)	(480)	(499)
Non-interest expense	(1,632)	(1,422)	(3,812)	(4,179)

Income (loss) before income tax (expense) benefit	3,107	2,136	5,560	5,799
Income tax (expense) benefit	(644)	(427)	(1,147)	(1,177)
Net income (loss)	2,463	1,709	4,413	4,622

Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	(16)	124	576	674
Changes in unrealized gains (losses) related to cash flow hedge relationships	6	19	30	57
Changes in defined benefit plans	(4)	(4)	(10)	(14)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(14)	139	596	717
Comprehensive income (loss)	$2,449	$1,848	$5,009	$5,339

Net income (loss)	$2,463	$1,709	$4,413	$4,622
Undistributed net worth sweep, senior preferred stock dividends, or future increase in senior preferred stock liquidation preference	(2,449)	(1,848)	(4,769)	(5,339)
Net income (loss) attributable to common stockholders	$14	($139)	($356)	($717)
Net income (loss) per common share — basic and diluted	$—	($0.04)	($0.11)	($0.22)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2020 Form 10-Q	81

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except share-related amounts)	2020	2019
Assets
Cash and cash equivalents (Notes 1, 3, 14) (includes $1,790 and $991 of restricted cash and cash equivalents)	$8,074	$5,189
Securities purchased under agreements to resell (Notes 3, 10)	99,252	56,271
Investment securities, at fair value (Note 7)	71,702	75,711
Mortgage loans held-for-sale (Notes 3, 4) (includes $12,330 and $15,035 at fair value)	30,585	35,288
Mortgage loans held-for-investment (Notes 1, 3, 4) (net of allowance for credit losses of $6,773 and $4,234)	2,189,656	1,984,912
Accrued interest receivable (Notes 3, 4, 7, 10) (net of allowance of $107 and $0)	7,583	6,848
Derivative assets, net (Notes 9, 10)	1,282	844
Deferred tax assets, net (Note 12)	5,886	5,918
Other assets (Notes 3, 18) (includes $5,591 and $4,627 at fair value)	40,051	22,799
Total assets	$2,454,071	$2,193,780
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,020	$6,559
Debt (Notes 3, 8) (includes $2,798 and $3,938 at fair value)	2,423,316	2,169,685
Derivative liabilities, net (Notes 9, 10)	613	372
Other liabilities (Notes 3, 18)	10,231	8,042
Total liabilities	2,440,180	2,184,658
Commitments and contingencies (Notes 5, 9, 16)
Equity (Note 11)
Senior preferred stock (liquidation preference of $84,090 and $79,322)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,292 shares and 650,059,033 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(70,015)	(74,188)
AOCI, net of taxes, related to:
Available-for-sale securities	1,194	618
Cash flow hedge relationships	(214)	(244)
Defined benefit plans	54	64
Total AOCI, net of taxes	1,034	438
Treasury stock, at cost, 75,804,594 shares and 75,804,853 shares	(3,885)	(3,885)
Total equity	13,891	9,122
Total liabilities and equity	$2,454,071	$2,193,780
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	September 30,	December 31,
(In millions)	2020	2019
Condensed Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-investment	$2,115,509	$1,940,523
All other assets	81,970	40,598
Total assets of consolidated VIEs	$2,197,479	$1,981,121
Liabilities: (Note 3)
Debt	$2,138,420	$1,898,355
All other liabilities	5,604	5,537
Total liabilities of consolidated VIEs	$2,144,024	$1,903,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2020 Form 10-Q	82

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at June 30, 2020	1	464	650	$72,648	$14,109	$—	$—	($72,478)	$1,048	($3,885)	$11,442
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	2,463	—	—	2,463
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(14)	—	(14)
Comprehensive income (loss)	—	—	—	—	—	—	—	2,463	(14)	—	2,449
Ending balance at September 30, 2020	1	464	650	$72,648	$14,109	$—	$—	($70,015)	$1,034	($3,885)	$13,891

Balance at June 30, 2019	1	464	650	$72,648	$14,109	$—	$—	($78,489)	$443	($3,885)	$4,826
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	1,709	—	—	1,709
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	139	—	139
Comprehensive income (loss)	—	—	—	—	—	—	—	1,709	139	—	1,848
Ending balance at September 30, 2019	1	464	650	$72,648	$14,109	$—	$—	($76,780)	$582	($3,885)	$6,674

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2019	1	464	650	$72,648	$14,109	$—	$—	($74,188)	$438	($3,885)	$9,122
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	4,413	—	—	4,413
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	596	—	596
Comprehensive income (loss)	—	—	—	—	—	—	—	4,413	596	—	5,009
Cumulative effect from adoption of CECL	—	—	—	—	—	—	—	(240)	—	—	(240)
Ending balance at September 30, 2020	1	464	650	$72,648	$14,109	$—	$—	($70,015)	$1,034	($3,885)	$13,891

Balance at December 31, 2018	1	464	650	$72,648	$14,109	$—	$—	($78,260)	($135)	($3,885)	$4,477
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	4,622	—	—	4,622
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	717	—	717
Comprehensive income (loss)	—	—	—	—	—	—	—	4,622	717	—	5,339
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(3,142)	—	—	(3,142)
Ending balance at September 30, 2019	1	464	650	$72,648	$14,109	$—	$—	($76,780)	$582	($3,885)	$6,674
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2020 Form 10-Q	83

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2020	YTD 2019
Net cash provided by (used in) operating activities	$6,235	$3,404
Cash flows from investing activities
Purchases of trading securities	(111,472)	(76,091)
Proceeds from sales of trading securities	86,603	61,398
Proceeds from maturities and repayments of trading securities	24,589	10,733
Purchases of available-for-sale securities	(7,851)	(6,440)
Proceeds from sales of available-for-sale securities	33,175	9,407
Proceeds from maturities and repayments of available-for-sale securities	2,650	3,201
Purchases of mortgage loans acquired as held-for-investment	(439,606)	(154,441)
Proceeds from sales of mortgage loans acquired as held-for-investment	7,725	11,063
Proceeds from repayments of mortgage loans acquired as held-for-investment	509,762	232,374
Advances under secured lending arrangements	(91,511)	(34,627)
Repayments of secured lending arrangements	1,406	1,022
Net proceeds from dispositions of real estate owned and other recoveries	585	891
Net (increase) decrease in securities purchased under agreements to resell	(36,189)	(16,416)
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	(9,891)	(10,536)
Other, net	(439)	(424)
Net cash provided by (used in) investing activities	(30,464)	31,114
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	502,025	178,248
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(480,984)	(234,410)
Proceeds from issuance of other debt	409,217	418,369
Repayments of other debt	(396,053)	(394,777)
Net increase (decrease) in securities sold under agreements to repurchase	(7,046)	2,713
Payment of cash dividends on senior preferred stock	—	(3,142)
Other, net	(45)	(84)
Net cash provided by (used in) financing activities	27,114	(33,083)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	2,885	1,435
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	5,189	7,273
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$8,074	$8,708

Supplemental cash flow information
Cash paid for:
Debt interest	$53,045	$52,720
Income taxes	740	306
Non-cash investing and financing activities (Note 4, 7, and 8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2020 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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
Beginning January 1, 2020, we elected to offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell, when such amounts meet the conditions for balance sheet offsetting under GAAP. See Note 10 in this Form 10-Q for additional information. We also began presenting a further break out of the amount of cash inflows and cash outflows related to securities sold under agreements to repurchase as a single net line item within the cash flows from financing activities section on our condensed consolidated statements of cash flows beginning in 3Q 2020. These amounts were previously presented with other debt activity on a gross basis as proceeds from issuance of other debt and repayments of other debt within the cash flows from financing activities section of our condensed consolidated statements of cash flows. As a result, the change in presentation did not have any impact on net cash provided by financing activities. Certain amounts in prior periods' condensed consolidated financial statements related to these changes have been reclassified to conform to the current presentation.
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
Cash and Cash Equivalents

Upon adoption of CECL on January 1, 2020, we measure an allowance for credit losses on cash equivalents based on expected credit losses over the contractual term of the instrument. As of September 30, 2020, we did not recognize an

Freddie Mac 3Q 2020 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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

		January 1, 2020	The adoption of the amendments did not have a material effect on our consolidated financial statements or on our disclosures.

Freddie Mac 3Q 2020 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

CECL Transition Impacts
The table below provides details on the transition impacts of adopting CECL. Other balance sheet lines not presented were not affected by CECL.
Table 1.1 CECL Transition Impacts

(In millions)	December 31, 2019	Transition Adjustments	January 1, 2020
Assets
Mortgage loans held-for-investment:
Single-family	$1,971,657	$199	$1,971,856
Multifamily	17,489	—	17,489
Less allowance for credit losses:
Single-family	(4,222)	(668)	(4,890)
Multifamily	(12)	(24)	(36)
Mortgage loans held-for-investment, net	1,984,912	(493)	1,984,419
Deferred tax assets, net	5,918	64	5,982
Other assets	22,799	193	22,992
Total transition adjustments		($236)
Liabilities and equity
Other liabilities	8,042	4	8,046
Retained earnings (accumulated deficit)	(74,188)	(240)	(74,428)
Total transition adjustments		($236)

Upon adoption of CECL on January 1, 2020, we did not recognize an allowance for credit losses on cash equivalents, investments in debt securities classified as available-for-sale, or securities purchased under agreements to resell. See Note 7 and Note 10, respectively, for additional information.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Condensed Consolidated Financial Statements
Standard	Description	Date of Planned Adoption	Effect on Condensed Consolidated Financial Statements
ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

The amendments in this Update simplify an issuer's accounting for certain financial instruments with characteristics of liabilities and equity, primarily by eliminating many of the current separation models used to account for convertible debt and convertible preferred stock.
		January 1, 2021	The adoption of these amendments will not have a material effect on our condensed consolidated financial statements.

Freddie Mac 3Q 2020 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

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
In addition, pursuant to the September 2019 Letter Agreement, the liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, beginning on September 30, 2019, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter, until the liquidation preference has increased by $17.0 billion. As a result, the liquidation preference of the senior preferred stock increased from $82.2 billion on June 30, 2020 to $84.1 billion on September 30, 2020 based on the $1.9 billion increase in our Net Worth Amount during 2Q 2020, and will increase to $86.5 billion on December 31, 2020 based on the $2.4 billion increase in our Net Worth Amount during 3Q 2020.
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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

In February 2019, FHFA instructed us to maintain the UPB of our mortgage-related investments portfolio at or below $225 billion at all times. We began including 10% of the notional value of certain interest-only securities owned by Freddie Mac in the calculation of this portfolio during 1Q 2020 as directed by FHFA in November 2019. The UPB of this portfolio was $203.9 billion at September 30, 2020, including $5.7 billion representing 10% of the notional amount of the interest-only securities we held as of September 30, 2020. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations imposed by the Purchase Agreement and FHFA.
With respect to the composition of our mortgage-related investments portfolio, in August 2020, FHFA instructed us to: (1) reduce the amount of agency MBS to no more than $50 billion by June 30, 2021 and no more than $20 billion by June 30, 2022, with all dollar caps to be based on UPB; and (2) reduce the UPB of our existing portfolio of CMOs, which are also sometimes referred to as REMICs, to zero by June 30, 2021. We will have a holding period limit to sell any new CMO tranches created but not sold at issuance. CMOs do not include tranches initially retained from reperforming loans senior subordinate securitization structures.

Freddie Mac 3Q 2020 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

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
At June 30, 2020, our assets exceeded our liabilities under GAAP; therefore, FHFA, as Conservator, did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during 3Q 2020. The amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
See Note 8 and Note 11 for more information on the conservatorship and the Purchase Agreement.
Related Parties As a Result of Conservatorship

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. CSS was formed in 2013 as a limited liability company equally owned by Freddie Mac and Fannie Mae and is also deemed a related party. In connection with the formation of CSS, we entered into a limited liability company agreement with Fannie Mae. We and Fannie Mae have each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS, including an updated customer services agreement with Fannie Mae and CSS in May of 2019. In June of 2019, we entered into an agreement with Fannie Mae regarding the commingling of certain of our mortgage securities under the Single Security Initiative and related indemnification obligations. In January 2020, FHFA instructed Freddie Mac and Fannie Mae to amend the CSS LLC agreement to change the structure of the CSS Board of Managers, appointing a new independent non-Executive Chair and providing the CSS CEO a seat on the CSS Board. During conservatorship, all CSS Board decisions will require the affirmative vote of the FHFA-designated CSS Board Chair and FHFA may appoint up to three additional independent members to the CSS Board.
We account for our investment in CSS using the equity method. We increase the carrying value of our investment in CSS when we contribute capital to CSS. We recognize our equity in the net earnings of CSS each period as a component of investment gains (losses), net on our condensed consolidated statements of comprehensive income (loss). During YTD 2020, we contributed $67 million of capital to CSS, and we have contributed $637 million since we began making contributions in the fourth quarter of 2014. The carrying value of our investment in CSS was $20 million and $35 million as of September 30, 2020 and December 31, 2019, respectively, and was included in other assets on our condensed consolidated balance sheets.

Freddie Mac 3Q 2020 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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
Table 3.1 - Consolidated VIEs

(In millions)	September 30, 2020	December 31, 2019
Condensed Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents (includes $1,489 and $869 of restricted cash and cash equivalents)	$1,490	$870
Securities purchased under agreements to resell	50,546	23,137
Investment securities, at fair value	1,734	597
Mortgage loans held-for-investment, net	2,115,509	1,940,523
Accrued interest receivable, net	6,954	6,170
Other assets	21,246	9,824
Total assets of consolidated VIEs	$2,197,479	$1,981,121
Liabilities:
Accrued interest payable	$5,604	$5,536
Debt	2,138,420	1,898,355
Other liabilities	—	1
Total liabilities of consolidated VIEs	$2,144,024	$1,903,892

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
The following table presents the carrying amounts and classification of the assets and liabilities recorded on our condensed consolidated balance sheets related to non-consolidated VIEs with which we were involved in the design and creation and have a significant continuing involvement, as well as our maximum exposure to loss and total assets of the VIEs. Our maximum exposure to loss includes the guaranteed UPB of the securities issued by the non-consolidated VIEs, the UPB of unguaranteed securities that we acquired from these securitization transactions, and the UPB of master servicer and guarantor advances made to the holders of the guaranteed securities. While we include the UPB of Fannie Mae securities backing non-consolidated Freddie Mac resecuritization trusts because we are providing a guaranty for the timely payment and interest on the underlying Fannie Mae securities that we have not previously guaranteed, we exclude the UPB of Freddie Mac securities backing these same trusts primarily because we already consolidate the underlying Freddie Mac collateral of these trusts on our condensed consolidated balance sheets. Our maximum exposure to loss also excludes our interest rate exposure on certain securitization activity and other mortgage-related guarantees measured at fair value where our interest rate exposure may be unlimited. We generally reduce our exposure to these guarantees with unlimited interest rate exposure through separate contracts with third parties. Total assets of non-consolidated VIEs excludes our investments in and obligations to non-consolidated Freddie Mac resecuritization trusts, including the UPB of Fannie Mae securities, primarily because we already consolidate the underlying Freddie Mac collateral of these trusts on our condensed consolidated balance sheets. We do not believe the maximum exposure to loss disclosed in the table below is representative of the actual loss we are likely to incur, based on our historical

Freddie Mac 3Q 2020 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements. See Note 6 for additional information on credit enhancements.
Table 3.2 - Non-Consolidated VIEs

(In millions)	September 30, 2020	December 31, 2019
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investment securities, at fair value	$37,410	$37,918
Accrued interest receivable, net	247	212
Derivative assets, net	49	14
Other assets	5,474	3,951
Liabilities:
Derivative liabilities, net	50	108
Other liabilities	4,135	3,761
Maximum Exposure to Loss(2)	372,341	307,820
Total Assets of Non-Consolidated VIEs	366,496	335,562

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

Freddie Mac 3Q 2020 Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4
Mortgage Loans and Allowance for Credit Losses
On January 1, 2020, we adopted CECL, which changed certain of our significant accounting policies for mortgage loans held- for-investment and the associated allowance for credit losses, as discussed further in the sections below.
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 4.1 - Mortgage Loans

	September 30, 2020			December 31, 2019
(In millions)	Held by Freddie Mac	Held by Consolidated Trusts	Total	Held by Freddie Mac	Held by Consolidated Trusts	Total
Held-for-sale:
Single-family	$13,162	$—	$13,162	$18,543	$—	$18,543
Multifamily	18,509	—	18,509	18,954	—	18,954
Total UPB	31,671	—	31,671	37,497	—	37,497
Cost basis and fair value adjustments, net	(1,086)	—	(1,086)	(2,209)	—	(2,209)
Total held-for-sale loans, net	30,585	—	30,585	35,288	—	35,288
Held-for-investment:
Single-family	64,672	2,058,138	2,122,810	35,324	1,902,958	1,938,282
Multifamily	9,035	10,203	19,238	10,831	6,642	17,473
Total UPB	73,707	2,068,341	2,142,048	46,155	1,909,600	1,955,755
Cost basis adjustments	1,442	52,939	54,381	(183)	33,574	33,391
Allowance for credit losses	(1,002)	(5,771)	(6,773)	(1,583)	(2,651)	(4,234)
Total held-for-investment loans, net	74,147	2,115,509	2,189,656	44,389	1,940,523	1,984,912
Total mortgage loans, net	$104,732	$2,115,509	$2,220,241	$79,677	$1,940,523	$2,020,200

We own both single-family loans, which are secured by one- to four-unit residential properties, and multifamily loans, which are secured by properties with five or more residential rental units. Our single-family loans are predominantly first lien, fixed-rate loans secured by the borrower's primary residence. We do not typically acquire loans that have experienced more-than-insignificant deterioration in credit quality since origination as of our acquisition date, although we may acquire such loans in connection with certain of our securitization activities or other mortgage-related guarantees. In addition, in April 2020, we announced that we would temporarily purchase certain single-family mortgage loans that have entered into forbearance plans as a result of borrower hardship caused by the COVID-19 pandemic. Our purchases of such loans have been insignificant.
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

Freddie Mac 3Q 2020 Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Table 4.2 - Loans Purchased, Reclassified from Held-for-Investment to Held-for-Sale, and Sold

(In billions)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Single-family:
Purchases
Held-for-investment loans	$335.4	$133.8	$703.8	$305.0
Reclassified from held-for-investment to held-for-sale(1)	0.5	3.0	3.9	8.1
Sale of held-for-sale loans(2)	4.0	3.7	6.2	9.4
Multifamily:
Purchases
Held-for-investment loans	1.6	4.4	5.9	6.8
Held-for-sale loans	14.9	23.1	39.5	50.6
Reclassified from held-for-investment to held-for-sale(1)	1.4	0.4	2.1	1.2
Sale of held-for-sale loans(3)	19.6	19.7	41.3	49.5

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
Table 4.3 - Loan Reclassifications

	3Q 2020			YTD 2020
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-family reclassifications from:
Held-for-investment to held-for-sale(1)	$523	$27	$—	$3,919	$275	$—
Held-for-sale to held-for-investment(2)	1,440	124	30	1,685	144	34
Multifamily reclassifications from:
Held-for-investment to held-for-sale	1,432	8	(6)	2,079	8	(6)
Held-for-sale to held-for-investment	62	—	4	633	(1)	4

(1)	Prior to reclassification from held-for-investment to held-for-sale, we charged-off $47 million and $220 million against the allowance for credit losses during 3Q 2020 and YTD 2020.

(2)
Allowance for credit losses reversed upon reclassifications from held-for-sale to held-for-investment for loans that were previously charged off and the present values of expected future cash flows were in excess of the amortized cost basis upon reclassification.

Freddie Mac 3Q 2020 Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
We make an exception to our standard non-accrual policy for loans in forbearance plans that were current prior to receiving forbearance and do not place such loans on non-accrual status based solely on delinquency status. For these loans, we consider additional factors, such as current LTV ratio, and continue to accrue interest while the loan is in forbearance and is three or more monthly payments past due when we believe the available evidence indicates that collectability of principal and interest is reasonably assured. When we accrue interest on loans that are three or more monthly payments past due, we measure an allowance for expected credit losses on unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect.
The table below presents the amortized cost basis of non-accrual loans as of September 30, 2020 and June 30, 2020, including the interest income recognized for the periods presented that is related to the loans on non-accrual status as of the period end.
Table 4.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-accrual

	Non-accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	September 30, 2020	June 30, 2020	3Q 2020	YTD 2020
Single-family:
20- and 30-year or more, amortizing fixed-rate	$12,376	$10,226	$32	$180
15-year amortizing fixed-rate	788	528	1	9
Adjustable-rate	235	150	—	3
Alt-A, interest-only, and option ARM	673	540	1	8
Total single-family	14,072	11,444	34	200
Total multifamily	—	—	—	—
Total single-family and multifamily	$14,072	$11,444	$34	$200

(1)
Represents the amount of payments received during the periods, including those received while the loans were on accrual status, for the held-for-investment loans on non-accrual status as of the period end.

The table below provides the amount of accrued interest receivable, net presented on our condensed consolidated balance sheets and the amount of accrued interest receivable related to loans on non-accrual status at end of the periods that is written off through reversal of interest income on our condensed consolidated statements of comprehensive income (loss) by portfolio.
Table 4.5 - Accrued Interest Receivable, Net and Related Charge-offs Through Reversal of Interest Income

	September 30, 2020	3Q 2020	YTD 2020
(In millions)	Accrued Interest Receivable, Net	Accrued Interest Receivable Related Charge-offs	Accrued Interest Receivable Related Charge-offs
Single-family loans	$7,114	($104)	($225)
Multifamily loans	123	—	—

Allowance for Credit Losses

On January 1, 2020, we adopted CECL. The objective of CECL is to recognize an allowance for credit losses that is deducted from or added to the amortized cost basis of the financial asset to present the net amount expected to be collected on the financial asset on the condensed consolidated balance sheets. Under CECL, an allowance for credit losses is recognized

Freddie Mac 3Q 2020 Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
The table below summarizes changes in our allowance for credit losses for single-family and multifamily loans held-for-investment, single-family advances of pre-foreclosure costs, and single-family accrued interest receivable related to loans in forbearance plans caused by the COVID-19 pandemic.
Table 4.6 - Details of the Allowance for Credit Losses

(In millions)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Single-family:
Beginning balance(1)	$6,862	$5,280	$5,184	$6,130
(Benefit) provision for credit losses	310	(181)	2,090	(480)
Charge-offs	(121)	(406)	(401)	(1,253)
Recoveries collected	41	107	165	341
Other	45	41	99	103
Single-family ending balance	7,137	4,841	7,137	4,841
Multifamily ending balance	126	13	126	13
Total ending balance	$7,263	$4,854	$7,263	$4,854

Components of ending balance of single-family allowance for credit losses:
Mortgage loans held-for-investment	$6,647	$4,841
Advances of pre-foreclosure costs	383	N/A
Accrued interest receivable	107	N/A
Total	$7,137	$4,841

(1)	Includes transition adjustments recognized upon the adoption of CECL on January 1, 2020. See Note 1 for more information on transition adjustments.
During the 2020 periods, (benefit) provision for credit losses shifted to a provision from a benefit in the 2019 periods primarily due to higher expected credit losses as a result of the negative economic effects of the COVID-19 pandemic. The higher expected credit losses during YTD 2020 were primarily driven by the following factors:

■
Expected credit losses related to COVID-19 relief programs - Our provision for credit losses in YTD 2020 required significant management judgment to estimate the impact of COVID-19-related forbearance and relief programs on our expected credit losses. These judgments included estimates of the number of loans that will receive forbearance, the likely exit paths for loans in forbearance plans, and the number of loans where forbearance plans will be unsuccessful and the borrower will ultimately default. These factors resulted in a significant increase in our provision for credit losses for YTD 2020, with the majority of the increase occurring in 1Q 2020. We recognized additional provision in 3Q 2020 for allowances for pre-foreclosure costs and accrued interest receivable related to loans in forbearance due to the COVID-19 pandemic. In total, we have increased our allowance for credit losses by $2.6 billion as a result of the COVID-19 pandemic.

■
Changes in forecasted house price growth rates - The overall effect of forecasted house price changes on our provision for credit losses for YTD 2020 was relatively minor, with an increase in provision in 1Q 2020 being largely offset by the improvement in 3Q and 2Q 2020.

■
Declines in forecasted interest rates - The effect of the significant declines in mortgage interest rates during YTD 2020 partially offset the increase in the provision for credit losses as a result of the COVID-19 pandemic.

Freddie Mac 3Q 2020 Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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

Freddie Mac 3Q 2020 Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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

■	Loans within the option ARM category continue to be presented in that category following modification, even though the modified loan no longer provides for optional payment provisions.
Table 4.7 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	September 30, 2020
	Year of Origination						Total
(In millions)	2020	2019	2018	2017	2016	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 80	$378,844	$198,519	$101,325	$141,534	$180,428	$533,138	$1,533,788
> 80 to 100	166,082	95,300	25,976	7,190	1,829	6,682	303,059
> 100(1)	461	39	45	98	94	1,486	2,223
Total 20- and 30-year or more, amortizing fixed-rate	545,387	293,858	127,346	148,822	182,351	541,306	1,839,070
15-year amortizing fixed-rate
≤ 80	90,860	33,429	13,902	22,955	32,940	92,255	286,341
> 80 to 100	9,607	1,380	89	25	15	31	11,147
> 100(1)	45	1	4	6	6	11	73
Total 15-year amortizing fixed-rate	100,512	34,810	13,995	22,986	32,961	92,297	297,561
Adjustable-rate
≤ 80	2,453	1,960	1,525	4,149	2,786	15,281	28,154
> 80 to 100	349	266	99	81	11	15	821
> 100(1)	—	—	—	—	—	2	2
Total Adjustable-rate	2,802	2,226	1,624	4,230	2,797	15,298	28,977
Alt-A, Interest-only, and option ARM
≤ 80	—	—	—	—	—	10,945	10,945
> 80 to 100	—	—	—	—	—	501	501
> 100(1)	—	—	—	—	—	94	94
Total Alt-A, Interest-only, and option ARM	—	—	—	—	—	11,540	11,540
Total single-family loans	$648,701	$330,894	$142,965	$176,038	$218,109	$660,441	$2,177,148

Total for all loan product types by current LTV ratio:
≤ 80	$472,157	$233,908	$116,752	$168,638	$216,154	$651,619	$1,859,228
> 80 to 100	176,038	96,946	26,164	7,296	1,855	7,229	315,528
> 100(1)	506	40	49	104	100	1,593	2,392
Total single-family loans	$648,701	$330,894	$142,965	$176,038	$218,109	$660,441	$2,177,148

Freddie Mac 3Q 2020 Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	December 31, 2019
	Current LTV Ratio			Total
(In millions)	≤ 80	> 80 to 100	> 100(1)
20- and 30-year or more, amortizing fixed-rate	$1,405,562	$267,752	$3,954	$1,677,268
15-year amortizing fixed-rate	236,837	6,797	89	243,723
Adjustable-rate	35,478	1,425	6	36,909
Alt-A, interest-only, and option ARM	12,668	901	188	13,757
Total single-family loans	$1,690,545	$276,875	$4,237	$1,971,657

(1)
The serious delinquency rate for the single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 10.63% and 4.51% as of September 30, 2020 and December 31, 2019, respectively.

Multifamily
The table below presents the amortized cost basis of our multifamily held-for-investment loans, by credit quality indicator, based on available data through the end of each period presented. These indicators involve significant management judgment and are defined as follows:

■	"Pass" is current and adequately protected by the current financial strength and debt service capacity of the borrower;

■	"Special mention" has administrative issues that may affect future repayment prospects but does not have current credit weaknesses. In addition, this category generally includes loans in forbearance;

■	"Substandard" has a weakness that jeopardizes the timely full repayment; and

■	"Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.
Table 4.8 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator by Vintage

	September 30, 2020								December 31, 2019
	Year of Origination							Total	Total
(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans
Category:
Pass	$4,631	$6,791	$1,042	$726	$622	$2,783	$1,843	$18,438	$17,227
Special mention	—	489	115	—	—	113	—	717	141
Substandard	—	—	19	36	—	71	—	126	121
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,631	$7,280	$1,176	$762	$622	$2,967	$1,843	$19,281	$17,489

Freddie Mac 3Q 2020 Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Past Due Status

The tables below present the amortized cost basis of our single-family and multifamily loans, held-for-investment, by payment status. Pursuant to FHFA guidance and the CARES Act, we offer mortgage relief options for borrowers affected by the COVID-19 pandemic. Among other things, we are offering forbearance to single-family and multifamily borrowers experiencing a financial hardship, either directly or indirectly, related to the COVID-19 pandemic. We report single-family loans in forbearance plans as past due during the forbearance period to the extent that payments are past due based on the loans' original contractual terms, irrespective of the forbearance plan, based on the information reported to us by our servicers. We report multifamily loans in forbearance as current as long as the borrower is in compliance with the forbearance agreement, including the agreed upon repayment plan. As a result, all multifamily loans in forbearance are reported as current in the tables below, even if payments are past due based on the loans' original contract terms.
Table 4.9 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status

	September 30, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing	Non-accrual With No Allowance(2)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,754,734	$16,752	$8,190	$59,394	$1,839,070	$47,545	$637
15-year amortizing fixed-rate	291,207	1,456	641	4,257	297,561	3,410	9
Adjustable-rate	27,542	241	121	1,073	28,977	842	5
Alt-A, interest-only, and option ARM	9,738	330	177	1,295	11,540	638	115
Total single-family	2,083,221	18,779	9,129	66,019	2,177,148	52,435	766
Total multifamily(3)	19,274	3	—	4	19,281	4	—
Total single-family and multifamily	$2,102,495	$18,782	$9,129	$66,023	$2,196,429	$52,439	$766
Referenced footnote is included after the next table

	December 31, 2019
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,653,113	$15,481	$3,326	$5,348	$1,677,268	$5,822
15-year amortizing fixed-rate	242,177	1,131	175	240	243,723	252
Adjustable-rate	36,537	238	45	89	36,909	104
Alt-A, interest-only, and option ARM	12,690	489	161	417	13,757	205
Total single-family	1,944,517	17,339	3,707	6,094	1,971,657	6,383
Total multifamily	17,489	—	—	—	17,489	13
Total single-family and multifamily	$1,962,006	$17,339	$3,707	$6,094	$1,989,146	$6,396

(1)	Includes $1.1 billion and $1.8 billion of single-family loans that were in the process of foreclosure as of September 30, 2020 and December 31, 2019, respectively.

(2)
Loans with no allowance primarily represent those loans that were previously charged-off and therefore the collateral value is sufficiently in excess of the amortized cost to result in recovery of the entire amortized cost basis if the property were foreclosed upon or otherwise subject to disposition.

(3)	As of September 30, 2020, includes $0.7 billion of multifamily loans in forbearance that are reported as current.
FHFA requires us to purchase single-family loans from securities if they are delinquent for 120 days, and we have the option to purchase sooner under certain circumstances (e.g., imminent default and seller breaches of representations and warranties). We generally have been purchasing loans from securities when the loans have been delinquent for 120 days or more. In April 2020, we announced that FHFA has instructed us to maintain loans in payment forbearance plans (including COVID-19 payment forbearance plans) in mortgage-backed security pools for at least the duration of the forbearance plan. Once the forbearance period expires, the loan will remain in the related securities pool while:

■	An offer to reinstate the loan or enter into either a payment deferral solution, repayment plan or a trial period plan pursuant to a loan modification remains outstanding;

■	The loan is in an active repayment plan or trial period plan; or

■	A payment deferral solution is in effect.

Freddie Mac 3Q 2020 Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Beginning on January 1, 2021, at the instruction of FHFA and in alignment with Fannie Mae, we will extend the trigger to purchase delinquent single-family loans out of securitization trusts to 24 months of delinquency, except for loans that are paid off, permanently modified, repurchased by sellers or servicers, subject to foreclosure alternatives, or referred to foreclosure.
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
Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to the COVID-19 pandemic. Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. We have elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act.
In addition, Section 4022 and Section 4023 of the CARES Act require us to offer forbearance to certain single-family and multifamily borrowers, respectively, with an economic hardship related to the COVID-19 pandemic. Recent guidance issued by federal banking regulators and endorsed by the FASB staff has indicated that government-mandated modification or deferral programs related to the COVID-19 pandemic should not be accounted for as TDRs as the lender did not choose to grant a concession to the borrower. We have concluded that the forbearance programs we are offering under Section 4022 and Section 4023 of the CARES Act are government-mandated deferral programs related to the COVID-19 pandemic, and therefore we will not account for such modifications as TDRs.
We recognize an allowance for credit losses on TDRs as discussed in the Allowance for Credit Losses section above. We recognize interest income at the modified interest rate, subject to our non-accrual policy as discussed in the Interest Income section above, with all other changes in the present value of expected future cash flows being recognized as a component of benefit (provision) for credit losses on our condensed consolidated statements of comprehensive income (loss). We report single-family loans with modifications that were classified as TDRs based on the original product categories of the loans before modifications and include loans that were reclassified from held-for-investment to held-for-sale after TDR modifications.
Of the single-family loans with modifications that were classified as TDRs during 3Q 2020, 3Q 2019, YTD 2020, and YTD 2019, respectively:

■	16%, 9%, 15%, and 8% involved interest rate reductions and, in certain cases, term extensions;

■	25%, 23%, 20%, and 24% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions;

Freddie Mac 3Q 2020 Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

■	The average term extension was 173, 188, 183, and 177 months; and

■	The average interest rate reduction was 0.3%, 0.2%, 0.3%, and 0.1%.
Substantially all of our completed single-family loan modifications classified as a TDR during 3Q 2020, 3Q 2019, YTD 2020, and YTD 2019 resulted in a modified loan with a fixed interest rate.
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.
Table 4.10 - TDR Activity

	3Q 2020		3Q 2019		YTD 2020		YTD 2019
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-family:(1)
20- and 30-year or more, amortizing fixed-rate	6,432	$1,290	5,908	$998	18,173	$3,360	19,668	$3,262
15-year amortizing fixed-rate	802	97	693	69	2,121	230	2,364	230
Adjustable-rate	89	18	128	22	274	50	403	64
Alt-A, interest-only, and option ARM	307	47	285	45	608	90	1,331	190
Total single-family	7,630	1,452	7,014	1,134	21,176	3,730	23,766	3,746
Multifamily	—	—	—	—	—	—	—	—

(1)
The pre-TDR amortized cost basis for single-family loans initially classified as TDR during 3Q 2020 and YTD 2020 was $1.4 billion and $3.7 billion, respectively, compared to $1.1 billion and $3.7 billion during 3Q 2019 and YTD 2019, respectively.

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default.
Table 4.11 - Payment Defaults of Completed TDR Modifications

	3Q 2020		3Q 2019		YTD 2020		YTD 2019
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-family:
20- and 30-year or more, amortizing fixed-rate	2,008	$357	3,256	$407	8,628	$1,575	10,533	$1,237
15-year amortizing fixed-rate	82	9	96	9	398	49	329	24
Adjustable-rate	17	2	33	3	105	16	95	10
Alt-A, interest-only, and option ARM	106	19	178	24	619	123	687	96
Total single-family	2,213	387	3,563	443	9,750	1,763	11,644	1,367
Multifamily	—	—	—	—	—	—	—	—
In addition to modifications, loans may be classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance plans, or loans in modification trial periods). During YTD 2020 and YTD 2019, 2,903 and 3,983, respectively, of such loans (with a post-TDR amortized cost basis of $0.4 billion during both periods) experienced a payment default within a year after the loss mitigation activity occurred.

Freddie Mac 3Q 2020 Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
The table below presents our allowance for loan losses and our recorded investment in loans held-for-investment by impairment evaluation methodology.
Table 4.12 - Net Investment in Loans

	December 31, 2019
(In millions)	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,936,208	$17,408	$1,953,616
Individually evaluated	35,449	81	35,530
Total recorded investment	1,971,657	17,489	1,989,146
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,350)	(12)	(1,362)
Individually evaluated	(2,872)	—	(2,872)
Total ending balance of the allowance	(4,222)	(12)	(4,234)
Net investment in loans	$1,967,435	$17,477	$1,984,912

Freddie Mac 3Q 2020 Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the UPB, recorded investment, related allowance for loan losses, average recorded investment, and interest income recognized for individually impaired loans.
Table 4.13 - Individually Impaired Loans

	December 31, 2019
(In millions)	UPB	Recorded Investment	Associated Allowance
Single-family:
With no allowance recorded:(1)
20- and 30-year or more, amortizing fixed-rate	$2,431	$1,927	N/A
15-year amortizing fixed-rate	21	20	N/A
Adjustable-rate	169	169	N/A
Alt-A, interest-only, and option ARM	847	727	N/A
Total with no allowance recorded	3,468	2,843	N/A
With an allowance recorded:(2)
20- and 30-year or more, amortizing fixed-rate	28,824	28,667	($2,416)
15-year amortizing fixed-rate	616	625	(13)
Adjustable-rate	131	130	(7)
Alt-A, interest-only, and option ARM	3,315	3,184	(436)
Total with an allowance recorded	32,886	32,606	(2,872)
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	31,255	30,594	(2,416)
15-year amortizing fixed-rate	637	645	(13)
Adjustable-rate	300	299	(7)
Alt-A, interest-only, and option ARM	4,162	3,911	(436)
Total single-family	36,354	35,449	(2,872)
Multifamily:
With no allowance recorded(1)	86	81	N/A
With an allowance recorded	—	—	—
Total multifamily	86	81	—
Total single-family and multifamily	$36,440	$35,530	($2,872)
Referenced footnotes are included after the next table.

	3Q 2019			YTD 2019
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family:
With no allowance recorded:(1)
20- and 30-year or more, amortizing fixed-rate	$2,450	$59	$1	$2,573	$207	$6
15-year amortizing fixed-rate	19	1	—	20	1	—
Adjustable-rate	191	3	—	209	9	—
Alt-A, interest-only, and option ARM	880	16	—	932	52	1
Total with no allowance recorded	3,540	79	1	3,734	269	7
With an allowance recorded:(2)
20- and 30-year or more, amortizing fixed-rate	32,618	412	47	34,051	1,394	138
15-year amortizing fixed-rate	641	5	1	665	17	3
Adjustable-rate	129	2	—	139	5	1
Alt-A, interest-only, and option ARM	3,866	55	9	4,097	180	18
Total with an allowance recorded	37,254	474	57	38,952	1,596	160
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	35,068	471	48	36,624	1,601	144
15-year amortizing fixed-rate	660	6	1	685	18	3
Adjustable-rate	320	5	—	348	14	1
Alt-A, interest-only, and option ARM	4,746	71	9	5,029	232	19
Total single-family	40,794	553	58	42,686	1,865	167
Multifamily:
With no allowance recorded(1)	81	1	1	83	3	1
With an allowance recorded	—	—	—	—	—	—
Total multifamily	81	1	1	83	3	1
Total single-family and multifamily	$40,875	$554	$59	$42,769	$1,868	$168

(1)
Individually impaired loans with no allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

(2)	Consists primarily of loans classified as TDRs.

(3)	Consists of income recognized during the period related to loans on non-accrual status.

Freddie Mac 3Q 2020 Form 10-Q	103

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.
Table 4.14 - Delinquency Rates

(Dollars in millions)	December 31, 2019
Single-family:
Non-credit-enhanced portfolio
Serious delinquency rate	0.70%
Total number of seriously delinquent loans	42,485
Credit-enhanced portfolio:(1)
Primary mortgage insurance:
Serious delinquency rate	0.79%
Total number of seriously delinquent loans	15,261
Other credit protection:(2)
Serious delinquency rate	0.40%
Total number of seriously delinquent loans	18,143
Total single-family:
Serious delinquency rate	0.63%
Total number of seriously delinquent loans	70,162
Multifamily: (3)
Non-credit-enhanced portfolio:
Delinquency rate	—%
UPB of delinquent loans	$2
Credit-enhanced portfolio:
Delinquency rate	0.09%
UPB of delinquent loans	$244
Total multifamily:
Delinquency rate	0.08%
UPB of delinquent loans	$246

(1)	The credit-enhanced categories are not mutually exclusive, as a single loan may be covered by both primary mortgage insurance and other credit protection.

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
Non-Cash Investing and Financing Activities

During YTD 2020 and YTD 2019, we acquired $293.9 billion and $162.7 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $84.8 billion and $28.6 billion of loans from sellers in guarantor swap transactions and $2.4 billion and $1.6 billion of loans from sellers in cash execution transactions during YTD 2020 and YTD 2019, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 3Q 2020 Form 10-Q	104

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

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
Table 5.1 - Financial Guarantees

	September 30, 2020			December 31, 2019
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-family:
Securitization activity guarantees	$29,039	$395	39	$26,818	$361	40
Other mortgage-related guarantees	9,140	194	30	7,492	182	30
Total single-family	$38,179	$589		$34,310	$543
Multifamily:
Securitization activity guarantees	$273,246	$3,660	39	$252,167	$3,333	39
Other mortgage-related guarantees	11,037	446	34	9,989	416	34
Total multifamily	$284,283	$4,106		$262,156	$3,749
Other guarantees measured at fair value	$39,820	$669	30	$24,965	$253	30
Fannie Mae securities backing Freddie Mac resecuritization products	69,010	—	30	27,408	—	30

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

Freddie Mac 3Q 2020 Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

The tables below show the payment status of the mortgage loans underlying our guarantees that are not measured at fair value.
Table 5.2 – UPB of Loans Underlying Our Guarantees by Payment Status

	September 30, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-family	$36,114	$1,830	$1,040	$4,011	$42,995
Multifamily(2)	325,102	45	21	384	325,552
Total	$361,216	$1,875	$1,061	$4,395	$368,547

	December 31, 2019
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-family	$33,855	$2,264	$760	$840	$37,719
Multifamily	301,428	13	76	198	301,715
Total	$335,283	$2,277	$836	$1,038	$339,434

(1)
Loan-level payment status is not available for certain guarantees totaling $1.0 billion and $1.6 billion as of September 30, 2020 and December 31, 2019, respectively, and therefore is not included in the tables above.

(2)	As of September 30, 2020, includes $7.1 billion of multifamily loans in forbearance that are reported as current.
Other Off-Balance Sheet Credit Exposures
In addition to our guarantees, we enter into other agreements that expose us to off-balance sheet credit risk, primarily related to our multifamily business, including certain purchase commitments that are not accounted for as derivative instruments, unfunded lending arrangements, and other commitments. These agreements may require us to transfer cash before or upon settlement of our contractual obligation. The total notional value of these other off-balance sheet credit exposures was $24.9 billion and $17.1 billion at September 30, 2020 and December 31, 2019, respectively.
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

Freddie Mac 3Q 2020 Form 10-Q	106

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

The table below summarizes changes in our allowance for credit losses on off-balance-sheet credit exposures.
Table 5.3 - Details of the Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

(In millions)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Beginning balance(1)	$147	$51	$81	$51
(Benefit) provision for credit losses	14	1	85	3
Charge-offs	(1)	(1)	(6)	(3)
Other	(6)	—	(6)	—
Ending balance	$154	$51	$154	$51

Components of ending balance of allowance for credit losses on off-balance sheet credit exposures:
Single-family	$57	$46
Multifamily	97	5
Total	$154	$51

(1)	Includes transition adjustments recognized due to the adoption of CECL on January 1, 2020. See Note 1 for more information on transition adjustments.

Freddie Mac 3Q 2020 Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

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
Adoption of CECL resulted in an increase of $0.3 billion in our expected recovery receivable balance as the amount of expected recoveries from freestanding credit enhancements increased in conjunction with the increase in expected losses on the covered mortgage loans. Our freestanding credit enhancements expected recovery receivable was $1.0 billion and $0.1 billion as of September 30, 2020 and December 31, 2019, respectively. Upon adoption of CECL, we measure credit losses on our expected recovery receivables based on our estimate of current expected credit losses over the contractual term of the contract. For information about counterparty credit risk associated with mortgage insurers and other credit enhancement providers, see Note 14.
Single-Family Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our single-family credit enhancements.
Table 6.1 - Single-Family Credit Enhancements

		September 30, 2020		December 31, 2019
(In millions)	Credit Enhancement Accounting Treatment	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Primary mortgage insurance	Attached	$449,731	$112,577	$421,870	$107,690
STACR:(2)
Trust notes	Freestanding	434,244	14,695	288,323	9,739
Debt notes	Debt	426,448	12,782	536,036	15,373
Insurance/reinsurance(3)	Freestanding	862,054	10,591	863,149	10,157
Subordination:(4)
Non-consolidated VIEs	Attached	28,125	5,442	25,443	4,545
Consolidated VIEs	Debt	11,602	550	19,498	854
Lender risk-sharing	Freestanding	5,917	5,158	24,078	5,657
Other	Primarily attached	585	580	1,056	1,051
Total single-family credit enhancements			$162,375		$155,066

(1)
Underlying loans may be covered by more than one form of credit enhancement. For certain transactions, protected UPB may be different from the UPB of the underlying loans due to timing differences in reporting cycles between the transactions and the loans.

(2)	Total current and protected UPB represents the UPB of the assets included in the reference pool. Maximum coverage amount represents the outstanding balance held by third parties.

(3)
As of September 30, 2020 and December 31, 2019, substantially all of our counterparties posted sufficient collateral on our ACIS transactions to meet the minimum collateral requirements of the ACIS program. Minimum collateral requirements are assessed on each deal based on a combination of factors, including counterparty credit risk of the reinsurer, as well as the structure and risk profile of the transaction. Other insurance/reinsurance transactions have similar collateral requirements.

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

Freddie Mac 3Q 2020 Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

Multifamily Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our multifamily credit enhancements.
Table 6.2 - Multifamily Credit Enhancements

		September 30, 2020		December 31, 2019
(In millions)	Credit Enhancement Accounting Treatment	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Subordination:(2)
Non-consolidated VIEs	Attached	$271,946	$42,008	$251,008	$40,262
Consolidated VIEs	Debt	1,800	200	1,800	200
Lender risk-sharing(3)	Freestanding	3,347	579	2,529	381
Insurance/reinsurance(4)	Freestanding	5,399	191	2,769	127
SCR debt notes(5)	Debt	2,237	112	2,470	123
Other(3)	Attached	386	386	467	467
Total multifamily credit enhancements			$43,476		$41,560

(1)	Underlying loans may be covered by more than one form of credit enhancement.

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

(4)
As of September 30, 2020 and December 31, 2019, the counterparties to our insurance/reinsurance transactions have complied with the minimum collateral requirements. Minimum collateral requirements are assessed on each deal based on a combination of factors, including counterparty credit risk of the reinsurer, as well as the structure and risk profile of the transaction.

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

Freddie Mac 3Q 2020 Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 7.1 - Investment Securities

(In millions)	September 30, 2020	December 31, 2019
Trading securities	$49,558	$49,537
Available-for-sale securities	22,144	26,174
Total fair value of investment securities	$71,702	$75,711

As of September 30, 2020 and December 31, 2019, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
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
We present accrued interest receivable separately on our condensed consolidated balance sheets and accrued interest receivable is excluded for the purposes of disclosure of the amortized cost basis of available-for-sale securities. When collection of interest in full is not reasonably assured, we charge-off outstanding accrued interest receivable through interest income on our condensed consolidated statements of comprehensive income (loss) and therefore do not recognize an allowance for credit losses on accrued interest receivable. As of September 30, 2020, no accrued interest receivable was charged-off.
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

Freddie Mac 3Q 2020 Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

economic environment. As of September 30, 2020, substantially all of our non-agency residential MBS were in an unrealized gain position. As a result, we have not recognized an allowance for credit losses on these securities.
Trading Securities

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 7.2 - Trading Securities

(In millions)	September 30, 2020	December 31, 2019
Mortgage-related securities:
Agency	$21,060	$22,481
Non-agency	1	1
Total mortgage-related securities	21,061	22,482
Non-mortgage-related securities	28,497	27,055
Total fair value of trading securities	$49,558	$49,537

For trading securities held at September 30, 2020, we recorded net unrealized gains (losses) of $(161) million and $171 million during 3Q 2020 and YTD 2020, respectively. For trading securities held at September 30, 2019, we recorded net unrealized gains (losses) of $27 million and $310 million during 3Q 2019 and YTD 2019, respectively.
Available-for-Sale Securities

At both September 30, 2020 and December 31, 2019, all available-for-sale securities were mortgage-related securities.
The tables below provide details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 7.3 - Available-for-Sale Securities

	September 30, 2020
	Amortized Cost Basis	Allowance for Credit Losses	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Available-for-sale securities:
Agency	$19,757	$—	$1,285	($4)	$21,038	$55
Non-agency and other	878	—	228	—	1,106	4
Total available-for-sale securities	$20,635	$—	$1,513	($4)	$22,144	$59

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Agency	$24,390	$571	$—	($74)	$24,887
Non-agency and other	1,004	283	—	—	1,287
Total available-for-sale securities	$25,394	$854	$—	($74)	$26,174

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.
The fair value of our available-for-sale securities held at September 30, 2020 scheduled to contractually mature after ten years was $18.4 billion, with an additional $2.7 billion scheduled to contractually mature after five years through ten years.

Freddie Mac 3Q 2020 Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Available-for-Sale Securities in a Gross Unrealized Loss Position

The tables below present available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 7.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	September 30, 2020
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$112	($1)	$271	($3)
Non-agency and other	19	—	1	—
Total available-for-sale securities in a gross unrealized loss position	$131	($1)	$272	($3)

	December 31, 2019
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$5,778	($27)	$2,934	($47)
Non-agency and other	1	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$5,779	($27)	$2,934	($47)

At September 30, 2020, the gross unrealized losses relate to 46 securities.
Realized Gains and Losses on Sales of Available-for-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 7.5 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Gross realized gains	$53	$68	$130	$169
Gross realized losses	(27)	(6)	(87)	(40)
Net realized gains (losses)	$26	$62	$43	$129

Non-Cash Investing and Financing Activities

During YTD 2020, we recognized $22.2 billion of investment securities in exchange for the issuance of debt securities of consolidated trusts through partial sales of commingled single-class securities that were previously consolidated.
During 3Q 2020, we both purchased and sold $0.2 billion of non-mortgage-related securities that were traded, but not settled at September 30, 2020. We settled our purchase and sale obligations during the fourth quarter of 2020.

Freddie Mac 3Q 2020 Form 10-Q	112

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8
Debt
The table below summarizes the balances of total debt per our condensed consolidated balance sheets and the interest expense per our condensed consolidated statements of comprehensive income (loss).
Table 8.1 - Total Debt

	Balance		Interest Expense
(In millions)	September 30, 2020	December 31, 2019	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Debt securities of consolidated trusts held by third parties	$2,138,420	$1,898,355	$10,847	$13,324	$36,269	$41,001
Other debt:
Short-term debt	17,648	101,034	38	499	598	1,419
Long-term debt	267,248	170,296	507	1,307	2,172	4,078
Total other debt	284,896	271,330	545	1,806	2,770	5,497
Total debt	$2,423,316	$2,169,685	$11,392	$15,130	$39,039	$46,498

As of September 30, 2020, our aggregate indebtedness was $287.0 billion, which was below the $300.0 billion debt cap limit imposed by the Purchase Agreement. Our aggregate indebtedness calculation primarily includes the par value of other short- and long-term debt.
Debt Securities of Consolidated Trusts Held by Third Parties

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.
Table 8.2 - Debt Securities of Consolidated Trusts Held by Third Parties

	September 30, 2020				December 31, 2019
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2020 - 2057	$1,679,953	$1,730,866	3.30%	2020 - 2057	$1,516,550	$1,554,095	3.63%
20-year fixed-rate	2020 - 2040	86,028	88,523	3.06	2020 - 2040	70,901	72,558	3.37
15-year fixed-rate	2020 - 2035	270,938	276,998	2.62	2020 - 2035	225,501	229,133	2.87
Adjustable-rate	2020 - 2050	26,396	26,952	2.92	2020 - 2050	30,183	30,756	3.25
Interest-only	2026 - 2041	3,885	3,953	3.52	2026 - 2041	4,244	4,307	4.55
FHA/VA	2020 - 2050	606	622	4.57	2020 - 2049	633	647	4.68
Total single-family		2,067,806	2,127,914			1,848,012	1,891,496
Multifamily	2021-2050	10,383	10,506	2.58	2021 - 2049	6,790	6,859	3.29
Total debt of consolidated trusts held by third parties		$2,078,189	$2,138,420			$1,854,802	$1,898,355

(1)
Includes $206 million and $209 million at September 30, 2020 and December 31, 2019, respectively, of debt securities of consolidated trusts that represents the fair value of debt with the fair value option elected.

(2)	The effective interest rate for debt securities of consolidated trusts held by third parties was 2.00% and 2.79% as of September 30, 2020 and December 31, 2019, respectively.

Freddie Mac 3Q 2020 Form 10-Q	113

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Other Debt

The table below summarizes the balances and effective interest rates for other debt.
Table 8.3 - Total Other Debt

	September 30, 2020			December 31, 2019
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Other short-term debt:
Discount notes and Reference Bills	$10,036	$10,034	0.35%	$60,830	$60,629	1.67%
Medium-term notes	7,615	7,614	1.57	40,407	40,405	2.31
Securities sold under agreements to repurchase (3)	2,797	2,797	0.06	9,843	9,843	1.46
Total other short-term debt	20,448	20,445	0.76	111,080	110,877	1.89
Other long-term debt:
Original maturities on or before December 31,
2020	5,574	5,574	1.73	45,133	45,127	1.76
2021	45,544	45,539	0.96	30,069	30,072	1.89
2022	65,650	65,671	0.68	23,185	23,166	2.20
2023	52,482	52,421	0.54	13,413	13,393	2.22
2024	20,334	20,305	0.91	26,966	26,924	2.22
Thereafter	66,648	64,413	1.83	17,615	15,294	5.13
STACR and SCR debt(4)	12,894	12,638	4.28	15,496	15,652	5.64
Hedging-related basis adjustments	N/A	687		N/A	668
Total other long-term debt	269,126	267,248	1.19	171,877	170,296	2.61
Total other debt(5)	$289,574	$287,693		$282,957	$281,173

(1)
Represents par value, net of associated discounts or premiums and issuance cost. Includes $2.6 billion and $3.7 billion at September 30, 2020 and December 31, 2019, respectively, of other long-term debt that represents the fair value of debt with the fair value option elected.

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

(5)	Carrying amount for other debt includes callable debt of $117.7 billion and $95.1 billion at September 30, 2020 and December 31, 2019, respectively.
Non-Cash Investing and Financing Activities

During 3Q 2020, we issued $0.8 billion of other debt in exchange for cash collateral that was previously pledged by sellers. These debt issuances represent non-cash transactions.

Freddie Mac 3Q 2020 Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

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

Freddie Mac 3Q 2020 Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 9.1 - Derivative Assets and Liabilities at Fair Value

	September 30, 2020			December 31, 2019
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$282,612	$2,933	($4)	$230,926	$1,990	($6)
Pay-fixed	329,506	—	(7,452)	251,392	10	(4,162)
Basis (floating to floating)	5,314	—	—	5,924	—	—
Total interest-rate swaps	617,432	2,933	(7,456)	488,242	2,000	(4,168)
Option-based:
Call swaptions
Purchased	62,200	4,675	—	75,325	2,717	—
Written	7,050	—	(387)	3,375	—	(42)
Put swaptions
Purchased(1)	82,325	978	—	67,155	835	—
Written	9,205	—	(220)	7,275	—	(88)
Options on futures	11,000	2	—	—	—	—
Other option-based derivatives(2)	29,234	730	—	10,334	646	—
Total option-based	201,014	6,385	(607)	163,464	4,198	(130)
Futures	261,661	—	—	210,305	—	—
Commitments	217,051	185	(427)	93,960	61	(126)
CRT-related derivatives	21,832	73	(50)	12,362	15	(116)
Other	9,845	2	(16)	5,984	1	(28)
Total derivatives not designated as hedges	1,328,835	9,578	(8,556)	974,317	6,275	(4,568)
Designated as fair value hedges
Interest-rate swaps:
Receive-fixed	147,875	268	(57)	104,459	104	(75)
Pay-fixed	39,634	—	(905)	87,907	—	(639)
Total derivatives designated as fair value hedges	187,509	268	(962)	192,366	104	(714)
Derivative interest and other receivable (payable)(3)		591	(551)		887	(724)
Netting adjustments(4)		(9,155)	9,456		(6,422)	5,634
Total derivative portfolio, net	$1,516,344	$1,282	($613)	$1,166,683	$844	($372)

(1)
Includes swaptions on credit indices with a notional or contractual amount of $13.1 billion and $11.4 billion at September 30, 2020 and December 31, 2019, respectively, and a fair value of $35.0 million and $3.0 million at September 30, 2020 and December 31, 2019, respectively.

(2)	Primarily consists of purchased interest-rate caps and floors.

(3)	Includes other derivative receivables and payables.

(4)	Represents counterparty netting and cash collateral netting.
See Note 10 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac 3Q 2020 Form 10-Q	116

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our condensed consolidated statements of comprehensive income (loss) as investment gain (losses), net.
Table 9.2 - Gains and Losses on Derivatives

(In millions)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Not designated as hedges
Interest-rate swaps:
Receive-fixed	($1,755)	$2,060	$13,862	$7,580
Pay-fixed	2,796	(3,866)	(16,677)	(12,152)
Basis (floating to floating)	7	(3)	—	7
Total interest-rate swaps	1,048	(1,809)	(2,815)	(4,565)
Option-based:
Call swaptions
Purchased	(533)	1,398	3,733	2,981
Written	52	(109)	(340)	(343)
Put swaptions
Purchased	43	(355)	(579)	(1,406)
Written	(15)	19	112	83
Options on futures	(13)	—	(19)	—
Other option-based derivatives(1)	(77)	(6)	67	93
Total option-based	(543)	947	2,974	1,408
Other:
Futures	(33)	(262)	(2,481)	(1,283)
Commitments	(335)	(54)	(1,457)	(366)
CRT-related derivatives	48	—	169	1
Other	18	8	55	36
Total other	(302)	(308)	(3,714)	(1,612)
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	917	39	1,746	(32)
Pay-fixed interest-rate swaps	(1,521)	(126)	(2,959)	(220)
Other(2)	64	40	168	109
Total accrual of periodic cash settlements	(540)	(47)	(1,045)	(143)
Total	($337)	($1,217)	($4,600)	($4,912)

(1)	Primarily consists of purchased interest-rate caps and floors.

(2)	Includes interest on variation margin on cleared interest-rate swaps.

Freddie Mac 3Q 2020 Form 10-Q	117

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Fair Value Hedges

The tables below present the effects of fair value hedge accounting by condensed consolidated statements of comprehensive income (loss) line, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 9.3 - Gains and Losses on Fair Value Hedges

	3Q 2020		3Q 2019
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Interest Income - Mortgage Loans	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$14,134	($11,392)	$16,428	($15,130)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(121)	—	1,298	—
Derivatives designated as hedging instruments	239	—	(1,588)	—
Interest accruals on hedging instruments	(128)	—	(48)	—
Discontinued hedge-related basis adjustments amortization	(943)	—	(210)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	210	—	(36)
Derivatives designated as hedging instruments	—	(219)	—	91
Interest accruals on hedging instruments	—	266	—	(18)
Discontinued hedge-related basis adjustments amortization	—	15	—	18

	YTD 2020		YTD 2019
(In millions)	Interest Income - Mortgage Loans	Interest Expense	Interest Income - Mortgage Loans	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$45,792	($39,039)	$51,732	($46,498)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	5,442	—	5,691	—
Derivatives designated as hedging instruments	(5,315)	—	(5,609)	—
Interest accruals on hedging instruments	(313)	—	(4)	—
Discontinued hedge-related basis adjustments amortization	(1,891)	—	(229)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(258)	—	(1,141)
Derivatives designated as hedging instruments	—	254	—	1,288
Interest accruals on hedging instruments	—	553	—	(230)
Discontinued hedge-related basis adjustments amortization	—	52	—	43

Freddie Mac 3Q 2020 Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Cumulative Basis Adjustments Due to Fair Value Hedging

The tables below present the hedged item cumulative basis adjustments due to qualifying fair value hedging and the related hedged item carrying amounts by their respective balance sheet line item.
Table 9.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	September 30, 2020
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$425,078	$6,436	$140	$6,296	$367,256	$22,799
Debt	(156,871)	(687)	—	(45)	—	—

	December 31, 2019
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$470,889	$2,886	($943)	$3,829	$273,346	$22,747
Debt	(122,746)	(668)	—	(93)	—	—

Freddie Mac 3Q 2020 Form 10-Q	119

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

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
Over-the-Counter Derivatives

We use master netting and collateral agreements to reduce our credit risk exposure to our OTC derivative counterparties. In the event that all of our counterparties for OTC derivatives were to default simultaneously on September 30, 2020, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $25 million.
Cleared and Exchange-Traded Derivatives

The majority of our interest-rate swaps are subject to the central clearing requirement of the Dodd-Frank Act. A reduction in our credit ratings could cause the clearinghouses or clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.
Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total net exposure on our forward purchase and sale commitments, which are treated as derivatives, was $185 million and $61 million at September 30, 2020 and December 31, 2019, respectively.
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
We consider the types of securities being pledged to us as collateral when determining how much we lend in transactions involving securities purchased under agreements to resell. Additionally, we regularly review the market values of these securities compared to amounts loaned in an effort to manage our exposure to losses, and our counterparties are typically required under contract to adjust the amount of collateral based on changes in the fair value of the collateral. As of September 30, 2020 and December 31, 2019, all of our securities purchased under agreements to resell were fully collateralized and we expect our counterparties to continue to replenish the collateral as necessary to meet the requirements of the contract. Therefore, as of September 30, 2020, we did not recognize an allowance for credit losses on our securities purchased under agreements to resell nor have we recognized any charge-offs of accrued interest receivable. We present accrued interest receivable separately on our condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, we recognized accrued interest receivable for securities purchased under agreements to resell of $4 million and $18 million, respectively.

Freddie Mac 3Q 2020 Form 10-Q	120

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

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
Table 10.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	September 30, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$10,047	($6,600)	($2,659)	$788	($763)	$25
Cleared and exchange-traded derivatives	130	(1)	105	234	—	234
Commitments	185	—	—	185	—	185
Other	75	—	—	75	—	75
Total derivatives	10,437	(6,601)	(2,554)	1,282	(763)	519
Securities purchased under agreements to resell	102,049	(2,797)	—	99,252	(99,252)	—
Total	$112,486	($9,398)	($2,554)	$100,534	($100,015)	$519
Liabilities:
Derivatives:
OTC derivatives	($9,559)	$6,600	$2,846	($113)	$—	($113)
Cleared and exchange-traded derivatives	(17)	1	9	(7)	—	(7)
Commitments	(427)	—	—	(427)	—	(427)
Other	(66)	—	—	(66)	—	(66)
Total derivatives	(10,069)	6,601	2,855	(613)	—	(613)
Securities sold under agreements to repurchase	(2,797)	2,797	—	—	—	—
Total	($12,866)	$9,398	$2,855	($613)	$—	($613)
Referenced footnotes are included after the next table.

Freddie Mac 3Q 2020 Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

	December 31, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,045	($4,465)	($2,075)	$505	($485)	$20
Cleared and exchange-traded derivatives	144	(5)	123	262	—	262
Commitments	61	—	—	61	—	61
Other	16	—	—	16	—	16
Total derivatives	7,266	(4,470)	(1,952)	844	(485)	359
Securities purchased under agreements to resell	66,114	(9,843)	—	56,271	(56,271)	—
Total	$73,380	($14,313)	($1,952)	$57,115	($56,756)	$359
Liabilities:
Derivatives:
OTC derivatives	($5,731)	$4,465	$1,164	($102)	$—	($102)
Cleared and exchange-traded derivatives	(5)	5	—	—	—	—
Commitments	(126)	—	—	(126)	—	(126)
Other	(144)	—	—	(144)	—	(144)
Total derivatives	(6,006)	4,470	1,164	(372)	—	(372)
Securities sold under agreements to repurchase	(9,843)	9,843	—	—	—	—
Total	($15,849)	$14,313	$1,164	($372)	$—	($372)

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $2.6 billion and $3.5 billion as of September 30, 2020 and December 31, 2019, respectively. For commitments and securities purchased under agreements to resell, does not include cash and non-cash collateral deposited totaling $0.6 billion and $2.2 billion, respectively, as of September 30, 2020, and $0.2 billion and $0.3 billion, respectively, as of December 31, 2019.

We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At September 30, 2020, and December 31, 2019, we had $75.9 billion and $52.4 billion, respectively, of securities pledged to us in these transactions. In addition, at September 30, 2020 and December 31, 2019, we had $0.8 billion and $2.4 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge. At September 30, 2020, we repledged collateral with a fair value of $0.1 billion.

Freddie Mac 3Q 2020 Form 10-Q	122

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. We had $3.8 billion and $2.6 billion pledged to us as collateral that was invested as part of our liquidity and contingency operating portfolio as of September 30, 2020 and December 31, 2019, respectively.
Collateral Pledged by Freddie Mac
The tables below summarize the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 10.2 - Collateral in the Form of Securities Pledged

	September 30, 2020
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(3)	Total
Cash equivalents(1)	$—	$550	$—	$550
Debt securities of consolidated trusts(2)	602	—	180	782
Available-for-sale securities	—	—	613	613
Trading securities	2,007	2,115	1,383	5,505
Total securities pledged	$2,609	$2,665	$2,176	$7,450

	December 31, 2019
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(3)	Total
Debt securities of consolidated trusts(2)	$562	$—	$280	$842
Trading securities	2,894	9,346	49	12,289
Total securities pledged	$3,456	$9,346	$329	$13,131

(1)	Represents U.S. Treasury securities accounted for as cash equivalents.

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
Table 10.3 - Underlying Collateral Pledged

	September 30, 2020
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
U.S. Treasury securities and other	$2,665	$—	$—	$—	$2,665

Freddie Mac 3Q 2020 Form 10-Q	123

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Stockholders' Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The tables below present changes in AOCI after the effects of our federal statutory tax rate of 21% for the periods presented, related to available-for-sale securities, cash flow hedges, and our defined benefit plans.
Table 11.1 - Changes in AOCI by Component, Net of Taxes

	3Q 2020
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$1,210	($220)	$58	$1,048
Other comprehensive income before reclassifications	4	—	—	4
Amounts reclassified from accumulated other comprehensive income	(20)	6	(4)	(18)
Changes in AOCI by component	(16)	6	(4)	(14)
Ending balance	$1,194	($214)	$54	$1,034

	YTD 2020
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$618	($244)	$64	$438
Other comprehensive income before reclassifications	610	—	2	612
Amounts reclassified from accumulated other comprehensive income	(34)	30	(12)	(16)
Changes in AOCI by component	576	30	(10)	596
Ending balance	$1,194	($214)	$54	$1,034

	3Q 2019
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$633	($277)	$87	$443
Other comprehensive income before reclassifications	173	—	—	173
Amounts reclassified from accumulated other comprehensive income	(49)	19	(4)	(34)
Changes in AOCI by component	124	19	(4)	139
Ending balance	$757	($258)	$83	$582

	YTD 2019
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$83	($315)	$97	($135)
Other comprehensive income before reclassifications	776	—	(2)	774
Amounts reclassified from accumulated other comprehensive income	(102)	57	(12)	(57)
Changes in AOCI by component	674	57	(14)	717
Ending balance	$757	($258)	$83	$582

Freddie Mac 3Q 2020 Form 10-Q	124

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line items in our condensed consolidated statements of comprehensive income (loss).
Table 11.2 - Reclassifications from AOCI to Net Income

(In millions)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
AOCI related to available-for-sale securities
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Investment gains (losses), net	$26	$62	$43	$129
Income tax (expense) benefit	(6)	(13)	(9)	(27)
Net of tax	20	49	34	102
AOCI related to cash flow hedge relationships
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Interest expense	(9)	(24)	(39)	(72)
Income tax (expense) benefit	3	5	9	15
Net of tax	(6)	(19)	(30)	(57)
AOCI related to defined benefit plans
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Salaries and employee benefits	5	5	15	15
Income tax (expense) benefit	(1)	(1)	(3)	(3)
Net of tax	4	4	12	12
Total reclassifications in the period net of tax	$18	$34	$16	$57

Senior Preferred Stock

Pursuant to the September 2019 Letter Agreement, for each dividend period from July 1, 2019 and thereafter, the applicable Capital Reserve Amount used in determining the dividend payable to Treasury will be $20.0 billion, rather than $3.0 billion as previously provided. As a result of this change, we did not have a dividend requirement to Treasury in September 2020, as our Net Worth Amount of $11.4 billion as of June 30, 2020 was lower than the $20.0 billion applicable Capital Reserve Amount.
As of September 30, 2020, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $13.9 billion as of September 30, 2020 and the applicable Capital Reserve Amount of $20.0 billion, we will not have a dividend requirement to Treasury in December 2020. See Note 2 for additional information. Our cumulative senior preferred stock dividend payments remain at $119.7 billion as of September 30, 2020.
The aggregate liquidation preference of the senior preferred stock owned by Treasury was $82.2 billion as of June 30, 2020. Pursuant to the September 2019 Letter Agreement, the liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, beginning on September 30, 2019, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter, until the liquidation preference has increased by $17.0 billion. During 2Q 2020, our Net Worth Amount increased by $1.9 billion. As a result, the liquidation preference of the senior preferred stock increased to $84.1 billion on September 30, 2020, and will increase to $86.5 billion on December 31, 2020 based on the $2.4 billion increase in our Net Worth Amount during 3Q 2020.

Freddie Mac 3Q 2020 Form 10-Q	125

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The table below provides a summary of our senior preferred stock outstanding at September 30, 2020.
Table 11.3 - Senior Preferred Stock

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw Adjustment Dates:
September 8, 2008	1.00	1.00	$1.00	$1,000	$1,000
December 31, 2017	—	—	—	N/A	3,000
September 30, 2019	—	—	—	N/A	1,826
December 31, 2019	—	—	—	N/A	1,848
March 31, 2020	—	—	—	N/A	2,448
June 30, 2020	—	—	—	N/A	382
September 30, 2020	—	—	—	N/A	1,938
Total non-draw adjustments	1.00	1.00	1.00		12,442
Draw Dates:
November 24, 2008	—	—	—	N/A	13,800
March 31, 2009	—	—	—	N/A	30,800
June 30, 2009	—	—	—	N/A	6,100
June 30, 2010	—	—	—	N/A	10,600
September 30, 2010	—	—	—	N/A	1,800
December 30, 2010	—	—	—	N/A	100
March 31, 2011	—	—	—	N/A	500
September 30, 2011	—	—	—	N/A	1,479
December 30, 2011	—	—	—	N/A	5,992
March 30, 2012	—	—	—	N/A	146
June 29, 2012	—	—	—	N/A	19
March 30, 2018	—	—	—	N/A	312
Total draw adjustments	—	—	—		71,648
Total senior preferred stock	1.00	1.00	$1.00		$84,090

Stock Issuances and Repurchases

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 3Q 2020.
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

Freddie Mac 3Q 2020 Form 10-Q	126

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

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

Freddie Mac 3Q 2020 Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Income Taxes
Income Tax Expense

For 3Q 2020 and 3Q 2019, we reported income tax expense of $644 million and $427 million, respectively, resulting in effective tax rates of 20.7% and 20.0%, respectively. For YTD 2020 and YTD 2019, we reported income tax expense of $1.1 billion and $1.2 billion respectively, resulting in an effective tax rate of 20.6% and 20.3%, respectively. Our effective tax rate differed from the statutory tax rate of 21% in these periods primarily due to our recognition of low income housing tax credits and tax-exempt interest income.
Deferred Tax Assets, Net

We had net deferred tax assets of $5.9 billion as of both September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at September 30, 2020, we determined that it is more likely than not that our net deferred tax assets, except for a portion of the deferred tax asset related to our capital loss carryforward, will be realized. As of September 30, 2020, we have a $41 million valuation allowance recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of September 30, 2020.
We are under IRS examination for tax years 2013 through 2016 related to the carryback of 2016 capital losses to the prior three years.

Freddie Mac 3Q 2020 Form 10-Q	128

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
The table below presents Segment Earnings (Loss) and comprehensive income (loss) by segment.
Table 13.1 - Segment Earnings (Loss) and Comprehensive Income (Loss)

(In millions)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Segment Earnings (Loss), net of taxes:
Single-family Guarantee	$1,311	$1,250	$2,652	$2,945
Multifamily	1,181	581	1,948	1,294
Capital Markets	(29)	(122)	(187)	383
All Other	—	—	—	—
Total Segment Earnings (Loss), net of taxes	$2,463	$1,709	$4,413	$4,622
Net income (loss) per condensed consolidated statements of comprehensive income (loss)	$2,463	$1,709	$4,413	$4,622
Comprehensive income (loss) of segments:
Single-family Guarantee	$1,308	$1,247	$2,645	$2,936
Multifamily	1,177	591	2,066	1,426
Capital Markets	(36)	10	298	977
All Other	—	—	—	—
Comprehensive income (loss) of segments	$2,449	$1,848	$5,009	$5,339
Comprehensive income (loss) per condensed consolidated statements of comprehensive income (loss)	$2,449	$1,848	$5,009	$5,339

Freddie Mac 3Q 2020 Form 10-Q	129

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The tables below present detailed reconciliations between our GAAP condensed consolidated statements of comprehensive income (loss) and Segment Earnings (Loss) for our reportable segments and All Other.
Table 13.2 - Segment Earnings (Loss) and Reconciliations to GAAP Condensed Consolidated Statements of Comprehensive Income (Loss)

	3Q 2020
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
Net interest income	$—	$210	$20	$—	$230	$3,227	$3,457
Guarantee fee income	2,683	303	—	—	2,986	(2,671)	315
Investment gains (losses), net	409	1,091	15	—	1,515	(393)	1,122
Other income (loss)	124	43	37	—	204	(32)	172
Benefit (provision) for credit losses	(426)	(7)	—	—	(433)	106	(327)
Administrative expense	(409)	(128)	(104)	—	(641)	—	(641)
Credit enhancement expense	(416)	(7)	—	—	(423)	156	(267)
Expected credit enhancement recoveries	26	(6)	—	—	20	—	20
REO operations expense	(41)	—	—	—	(41)	1	(40)
Other expense	(296)	(9)	(5)	—	(310)	(394)	(704)
Income tax (expense) benefit	(343)	(309)	8	—	(644)	—	(644)
Net income (loss)	1,311	1,181	(29)	—	2,463	—	2,463
Changes in unrealized gains (losses) related to available-for-sale securities	—	(4)	(12)	—	(16)	—	(16)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	6	—	6	—	6
Changes in defined benefit plans	(3)	—	(1)	—	(4)	—	(4)
Total other comprehensive income (loss), net of taxes	(3)	(4)	(7)	—	(14)	—	(14)
Comprehensive income (loss)	$1,308	$1,177	($36)	$—	$2,449	$—	$2,449

	YTD 2020
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
Net interest income	$—	$707	$681	$—	$1,388	$7,730	$9,118
Guarantee fee income	7,304	1,158	—	—	8,462	(7,301)	1,161
Investment gains (losses), net	867	1,001	(206)	—	1,662	(705)	957
Other income (loss)	56	131	(398)	—	(211)	612	401
Benefit (provision) for credit losses	(2,400)	(155)	—	—	(2,555)	290	(2,265)
Administrative expense	(1,160)	(372)	(297)	—	(1,829)	—	(1,829)
Credit enhancement expense	(1,226)	(16)	—	—	(1,242)	511	(731)
Expected credit enhancement recoveries	684	24	—	—	708	—	708
REO operations expense	(142)	—	—	—	(142)	3	(139)
Other expense	(642)	(23)	(16)	—	(681)	(1,140)	(1,821)
Income tax (expense) benefit	(689)	(507)	49	—	(1,147)	—	(1,147)
Net income (loss)	2,652	1,948	(187)	—	4,413	—	4,413
Changes in unrealized gains (losses) related to available-for-sale securities	—	119	457	—	576	—	576
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	30	—	30	—	30
Changes in defined benefit plans	(7)	(1)	(2)	—	(10)	—	(10)
Total other comprehensive income (loss), net of taxes	(7)	118	485	—	596	—	596
Comprehensive income (loss)	$2,645	$2,066	$298	$—	$5,009	$—	$5,009

Freddie Mac 3Q 2020 Form 10-Q	130

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	3Q 2019
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
Net interest income	$—	$292	$497	$—	$789	$1,621	$2,410
Guarantee fee income	2,064	294	—	—	2,358	(2,078)	280
Investment gains (losses), net	377	258	(292)	—	343	225	568
Other income (loss)	55	27	(261)	—	(179)	300	121
Benefit (provision) for credit losses	81	(1)	—	—	80	99	179
Administrative expense	(399)	(125)	(96)	—	(620)	—	(620)
Credit enhancement expense	(373)	(4)	—	—	(377)	180	(197)
Expected credit enhancement recoveries	—	—	—	—	—	—	—
REO operations expense	(61)	—	—	—	(61)	3	(58)
Other expense	(180)	(14)	(3)	—	(197)	(350)	(547)
Income tax (expense) benefit	(314)	(146)	33	—	(427)	—	(427)
Net income (loss)	1,250	581	(122)	—	1,709	—	1,709
Changes in unrealized gains (losses) related to available-for-sale securities	—	10	114	—	124	—	124
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	19	—	19	—	19
Changes in defined benefit plans	(3)	—	(1)	—	(4)	—	(4)
Total other comprehensive income (loss), net of taxes	(3)	10	132	—	139	—	139
Comprehensive income (loss)	$1,247	$591	$10	$—	$1,848	$—	$1,848

	YTD 2019
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
Net interest income	$—	$805	$2,002	$—	$2,807	$5,683	$8,490
Guarantee fee income	5,574	874	—	—	6,448	(5,598)	850
Investment gains (losses), net	639	259	(587)	—	311	(394)	(83)
Other income (loss)	225	84	(639)	—	(330)	577	247
Benefit (provision) for credit losses	240	(3)	—	—	237	237	474
Administrative expense	(1,173)	(357)	(287)	—	(1,817)	—	(1,817)
Credit enhancement expense	(1,042)	(11)	—	—	(1,053)	517	(536)
Expected credit enhancement recoveries	42	—	—	—	42	—	42
REO operations expense	(185)	—	—	—	(185)	13	(172)
Other expense	(625)	(27)	(9)	—	(661)	(1,035)	(1,696)
Income tax (expense) benefit	(750)	(330)	(97)	—	(1,177)	—	(1,177)
Net income (loss)	2,945	1,294	383	—	4,622	—	4,622
Changes in unrealized gains (losses) related to available-for-sale securities	—	134	540	—	674	—	674
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	57	—	57	—	57
Changes in defined benefit plans	(9)	(2)	(3)	—	(14)	—	(14)
Total other comprehensive income (loss), net of taxes	(9)	132	594	—	717	—	717
Comprehensive income (loss)	$2,936	$1,426	$977	$—	$5,339	$—	$5,339

Freddie Mac 3Q 2020 Form 10-Q	131

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

NOTE 14
Concentration of Credit and Other Risks
Single-Family Credit Guarantee Portfolio

The table below summarizes the concentration by loan portfolio and geographic area of the approximately $2.2 trillion and $2.0 trillion UPB of our single-family credit guarantee portfolio as of September 30, 2020 and December 31, 2019. See Note 4 and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.
Table 14.1 - Concentration of Credit Risk of Our Single-Family Credit Guarantee Portfolio

	September 30, 2020		December 31, 2019		Percent of Credit Losses(1)
	% of Portfolio	Serious Delinquency Rate	% of Portfolio	Serious Delinquency Rate	YTD 2020	YTD 2019
Core single-family loan portfolio	89%	2.44%	85%	0.26%	33%	16%
Legacy and relief refinance single-family loan portfolio	11	5.47	15	1.84	67	84
Total	100%	3.04	100%	0.63	100%	100%
Region:(2)
West	30%	2.84	30%	0.36	5%	12%
Northeast	24	3.70	24	0.87	40	40
North Central	16	2.31	16	0.61	27	19
Southeast	16	3.42	16	0.73	18	22
Southwest	14	2.89	14	0.54	10	7
Total	100%	3.04	100%	0.63	100%	100%
State:(3)
Illinois	4%	3.36	4%	0.85	14%	10%
New York	5	5.26	5	1.21	12	12
Florida	6	4.39	6	0.77	10	14
New Jersey	3	5.09	3	1.08	9	10
Pennsylvania	3	3.01	3	0.89	5	4
All other	79	2.71	79	0.53	50	50
Total	100%	3.04	100%	0.63	100%	100%

(1)	Excludes credit losses related to charge-offs of accrued interest receivables.

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
Credit Performance of Certain Higher Risk Single-Family Loan Categories

Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we discontinued new purchases of loans with lower documentation standards beginning March 1, 2009, we continued to purchase certain amounts of these loans in cases where the loan was either:

■	Purchased pursuant to a previously issued other mortgage-related guarantee;

■	Part of our relief refinance initiative; or

■	In another refinance loan initiative and the pre-existing loan (including Alt-A loans) was originated under less than full documentation standards.

Freddie Mac 3Q 2020 Form 10-Q	132

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
For example, a borrower's credit score is a useful measure for assessing the credit quality of the borrower. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. The CARES Act requires creditors to report to credit bureaus that loans in relief programs, such as forbearance plans, repayment plans, and loan modification programs, are current as long as the loans were current prior to entering into the relief programs and the borrowers remain in compliance with the programs. This credit reporting requirement applies to all mortgage relief programs entered into between January 31, 2020 and the date that is 120 days after the declaration of the national emergency related to the COVID-19 pandemic ends. Our ability to evaluate purchases of new loans and monitor the credit quality of loans in our single-family credit guarantee portfolio may be affected as credit scores may not reflect the impact of relief programs, offered by us or other creditors, into which borrowers may have entered.
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
Table 14.2 - Certain Higher Risk Categories in Our Single-Family Credit Guarantee Portfolio

	% of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Interest-only	—%	1%	NM	2.72%
Alt-A	1	1	11.05	3.75
Original LTV ratio greater than 90%(2)	16	18	4.52	0.96
Lower credit scores at origination (less than 620)	1	2	10.96	4.52

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchased as part of our participation in the MHA Program.

(3)	NM - not meaningful due to the percentage of the portfolio rounding to zero.
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
Table 14.3 - Seller Concentration

Single-family Sellers	YTD 2020	YTD 2019
JPMorgan Chase Bank, N.A.	5%	16%
Other top 10 sellers	39	40
Top 10 single-family sellers	44%	56%

Multifamily Sellers(1)	YTD 2020	YTD 2019
CBRE Capital Markets, Inc.	15%	16%
Berkadia Commercial Mortgage LLC	14	15
Other top 10 sellers	48	48
Top 10 multifamily sellers	77%	79%

(1)	Sellers presented based on those with the highest percentage of purchase volume during YTD 2020.

Freddie Mac 3Q 2020 Form 10-Q	133

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

In recent years, there has been a shift in our single-family purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown in recent years, and we purchase a significant share of our loans from them. Our top five non-depository sellers provided approximately 24% and 26% of our single-family purchase volume during YTD 2020 and YTD 2019, respectively.
Servicers
Significant portions of our single-family and multifamily loans are serviced by several large servicers. The tables below summarize the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family credit guarantee portfolio and multifamily mortgage portfolio as of September 30, 2020 or December 31, 2019.
Table 14.4 - Servicer Concentration

Single-family Servicers(1)	September 30, 2020(2)	December 31, 2019(2)
Wells Fargo Bank, N.A.	12%	15%
JPMorgan Chase Bank, N.A.	8	10
Other top 10 servicers	31	32
Top 10 single-family servicers	51%	57%

Multifamily Servicers(1)(3)	September 30, 2020	December 31, 2019
CBRE Capital Markets, Inc.	17%	17%
Berkadia Commercial Mortgage LLC	13	13
Other top 10 servicers	46	46
Top 10 multifamily servicers	76%	76%

(1)	Servicers presented based on those with the highest percentage of servicing volume as of September 30, 2020.

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
In recent years, there has been a shift in our single-family servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown in recent years and now service a large share of our loans. As of both September 30, 2020 and December 31, 2019, approximately 18% of our single-family credit guarantee portfolio, excluding loans where we do not exercise control over the associated servicing, was serviced by our five largest non-depository servicers, on a combined basis. We routinely monitor the performance of our largest non-depository servicers.
For our mortgage-backed securities, we guarantee the payment of principal and interest, and when the underlying borrowers do not pay their mortgages, our Guide requires single-family servicers to advance the missed mortgage interest payments for up to 120 days. After this time, Freddie Mac will make the missed mortgage principal and interest payments to security holders until the mortgages are no longer held by the securitization trust. At the instruction of FHFA, we generally have been purchasing loans from securities when the loans have been delinquent for 120 days or more. After the outbreak of COVID-19, FHFA further instructed us to maintain loans in COVID-19 payment forbearance plans in the securitization trusts for at least the duration of the forbearance. Once the forbearance period expires, the loan will remain in the related securities pool while:

■	An offer to reinstate the loan or enter into either a payment deferral solution, repayment plan or a trial period plan pursuant to a loan modification remains outstanding;

■	The loan is in an active repayment plan or trial period plan; or

■	A payment deferral solution is in effect.
Beginning on January 1, 2021, at the instruction of FHFA and in alignment with Fannie Mae, we will extend the trigger to purchase delinquent single-family loans out of securitization trusts to 24 months of delinquency, except for loans that are paid off, permanently modified, repurchased by sellers or servicers, subject to foreclosure alternatives, or referred to foreclosure.
In addition to principal and interest payments, borrowers are also responsible for other expenses such as property taxes and homeowner's insurance premiums. When borrowers do not pay these expenses, our Guide generally requires single-family servicers to advance the funds for these expenses in order to protect or preserve our interest in or legal right to the properties. These advances are ultimately collectible from the borrowers. If the borrowers reperform through loan workout activities, the missed payments and incurred expenses will be collected from the borrowers. We will reimburse the servicers for the advanced amounts when uncollected from the borrowers at completion of foreclosures or foreclosure alternatives.
In March 2020, as the COVID-19 pandemic evolved rapidly, liquidity concerns primarily regarding non-depository financial institutions arose as market conditions changed and borrowers affected by the COVID-19 pandemic were offered widespread forbearance, including forbearance on loans purchased and securitized by Freddie Mac. The increase in delinquency volume and the obligation for single-family servicers to continue to advance funds during the forbearance period as discussed above may increase liquidity pressures on certain of our counterparties. In response to these potential liquidity concerns, we have heightened our monitoring and review of the financial stability of our non-depository institutional counterparties.

Freddie Mac 3Q 2020 Form 10-Q	134

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Multifamily primary servicers included in the table above present potential operational risk and impact to the borrowers if the servicing needs to be transferred to another servicer. We also have exposure to the master servicers of our multifamily securitization transactions who bear responsibility to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. In the majority of our primary multifamily securitizations, we utilize one of three large financial depository institutions, except for small balance loan securitizations where we serve as master servicer. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed non-recoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk.
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
We evaluate the expected recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 4 for additional information. As of September 30, 2020, mortgage insurers provided coverage with maximum loss limits of $112.6 billion, for $449.8 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under other types of insurance. Changes in our expectations related to recovery and collectability from our credit enhancement providers may affect our estimates of expected credit losses, perhaps significantly.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall mortgage insurance coverage. On October 23, 2016, Genworth Financial, Inc. announced that it had entered into an agreement to be acquired by China Oceanwide Holdings Group Co., Ltd. Because Genworth Mortgage Insurance Corporation, a subsidiary of Genworth Financial, Inc., is an approved mortgage insurer, Freddie Mac evaluated the planned acquisition and approved China Oceanwide Holdings Group's control of Genworth Mortgage Insurance Corporation. In January 2020, Freddie Mac reapproved the acquisition and in September 2020 completed a revised and updated approval. The transaction is expected to be closed on November 30, 2020.
Table 14.5 - Mortgage Insurer Concentration

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	September 30, 2020	December 31, 2019
Arch Mortgage Insurance Company	A-	20%	22%
Radian Guaranty Inc.	BBB+	19	20
Mortgage Guaranty Insurance Corporation	BBB+	18	17
Essent Guaranty, Inc.	BBB+	16	15
Genworth Mortgage Insurance Corporation	BB+	16	15
Total		89%	89%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of September 30, 2020. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

(2)	Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty.
During both YTD 2020 and YTD 2019, we received proceeds of $0.1 billion from our mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.1 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of both September 30, 2020 and December 31, 2019. The balance of these receivables, net of associated reserves, was approximately $0.1 billion at both September 30, 2020 and December 31, 2019.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of September 30, 2020 and December 31, 2019, we had cumulative unpaid deferred payment obligations of $0.4 billion and $0.5 billion, respectively, from these insurers. We have reserved substantially all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.

Freddie Mac 3Q 2020 Form 10-Q	135

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of September 30, 2020 and December 31, 2019, including amounts related to our consolidated VIEs, the balance in our other investments was $146.9 billion and $103.6 billion, respectively. The balances consist primarily of cash, securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities. As of September 30, 2020 and December 31, 2019, $0.8 billion and $2.4 billion, respectively, of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty risk of these institutions.

Freddie Mac 3Q 2020 Form 10-Q	136

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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

Freddie Mac 3Q 2020 Form 10-Q	137

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.
Table 15.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2020
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$20,403	$635	$—	$21,038
Non-agency and other	—	1	1,105	—	1,106
Total available-for-sale securities, at fair value	—	20,404	1,740	—	22,144
Trading, at fair value:
Mortgage-related securities:
Agency	—	17,812	3,248	—	21,060
Non-agency	—	—	1	—	1
Total mortgage-related securities	—	17,812	3,249	—	21,061
Non-mortgage-related securities	27,728	769	—	—	28,497
Total trading securities, at fair value	27,728	18,581	3,249	—	49,558
Total investments in securities	27,728	38,985	4,989	—	71,702
Mortgage loans:
Held-for-sale, at fair value	—	12,330	—	—	12,330
Derivative assets, net:
Interest-rate swaps	—	3,201	—	—	3,201
Option-based derivatives	2	6,383	—	—	6,385
Other	—	185	75	—	260
Subtotal, before netting adjustments	2	9,769	75	—	9,846
Netting adjustments(1)	—	—	—	(8,564)	(8,564)
Total derivative assets, net	2	9,769	75	(8,564)	1,282
Other assets:
Guarantee asset, at fair value	—	—	5,179	—	5,179
Non-derivative held-for-sale purchase commitments, at fair value	—	302	—	—	302
All other, at fair value	—	—	110	—	110
Total other assets	—	302	5,289	—	5,591
Total assets carried at fair value on a recurring basis	$27,730	$61,386	$10,353	($8,564)	$90,905
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$3	$203	$—	$206
Other debt, at fair value	—	2,457	135	—	2,592
Derivative liabilities, net:
Interest-rate swaps	—	8,418	—	—	8,418
Option-based derivatives	—	607	—	—	607
Other	—	478	15	—	493
Subtotal, before netting adjustments	—	9,503	15	—	9,518
Netting adjustments(1)	—	—	—	(8,905)	(8,905)
Total derivative liabilities, net	—	9,503	15	(8,905)	613
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	2	—	—	2
All other, at fair value	—	—	1	—	1
Total other liabilities	—	2	1	—	3
Total liabilities carried at fair value on a recurring basis	$—	$11,965	$354	($8,905)	$3,414
Referenced footnote is included after the next table.

Freddie Mac 3Q 2020 Form 10-Q	138

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$22,927	$1,960	$—	$24,887
Non-agency and other	—	20	1,267	—	1,287
Total available-for-sale securities, at fair value	—	22,947	3,227	—	26,174
Trading, at fair value:
Mortgage-related securities:
Agency	—	19,772	2,709	—	22,481
Non-agency	—	—	1	—	1
Total mortgage-related securities	—	19,772	2,710	—	22,482
Non-mortgage-related securities	25,108	1,947	—	—	27,055
Total trading securities, at fair value	25,108	21,719	2,710	—	49,537
Total investment securities	25,108	44,666	5,937	—	75,711
Mortgage loans:
Held-for-sale, at fair value	—	15,035	—	—	15,035
Derivative assets, net:
Interest-rate swaps	—	2,104	—	—	2,104
Option-based derivatives	—	4,198	—	—	4,198
Other	—	61	16	—	77
Subtotal, before netting adjustments	—	6,363	16	—	6,379
Netting adjustments(1)	—	—	—	(5,535)	(5,535)
Total derivative assets, net	—	6,363	16	(5,535)	844
Other assets:
Guarantee asset, at fair value	—	—	4,426	—	4,426
Non-derivative held-for-sale purchase commitments, at fair value	—	81	—	—	81
All other, at fair value	—	—	120	—	120
Total other assets	—	81	4,546	—	4,627
Total assets carried at fair value on a recurring basis	$25,108	$66,145	$10,499	($5,535)	$96,217
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$6	$203	$—	$209
Other debt, at fair value	—	3,600	129	—	3,729
Derivative liabilities, net:
Interest-rate swaps	—	4,882	—	—	4,882
Option-based derivatives	—	130	—	—	130
Other	—	233	37	—	270
Subtotal, before netting adjustments	—	5,245	37	—	5,282
Netting adjustments(1)	—	—	—	(4,910)	(4,910)
Total derivative liabilities, net	—	5,245	37	(4,910)	372
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	7	—	—	7
All other, at fair value	—	—	1	—	1
Total other liabilities	—	7	1	—	8
Total liabilities carried at fair value on a recurring basis	$—	$8,858	$370	($4,910)	$4,318

(1)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

Freddie Mac 3Q 2020 Form 10-Q	139

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
Table 15.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	3Q 2020
	Balance, July 1, 2020	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2020	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2020
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$814	$—	$—	$54	$—	($72)	($34)	$—	($127)	$635	$—	($1)
Non-agency and other	1,106	5	34	—	—	—	(40)	—	—	1,105	5	28
Total available-for-sale mortgage-related securities	1,920	5	34	54	—	(72)	(74)	—	(127)	1,740	5	27
Trading, at fair value:
Mortgage-related securities:
Agency	3,052	(78)	—	919	—	(212)	(16)	—	(417)	3,248	(50)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	3,053	(78)	—	919	—	(212)	(16)	—	(417)	3,249	(50)	—
Derivative assets	61	1	—	—	13	—	—	—	—	75	1	—
Other assets:
Guarantee asset	4,824	25	—	—	538	—	(208)	—	—	5,179	25	—
All other, at fair value	114	4	—	(6)	8	(7)	(3)	—	—	110	4	—
Total other assets	4,938	29	—	(6)	546	(7)	(211)	—	—	5,289	29	—

	Balance, July 1, 2020	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2020	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2020
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$202	$1	$—	$—	$—	$—	$—	$—	$—	$203	$1	$—
Other debt, at fair value	123	(2)	—	—	17	—	(3)	—	—	135	(2)	—
Derivative liabilities	16	2	—	—	—	—	(3)	—	—	15	(1)	—
All other, at fair value	1	—	—	—	—	—	—	—	—	1	—	—
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2020 Form 10-Q	140

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2020
	Balance, January 1, 2020	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2020	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2020
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$1,960	$12	$44	$54	$—	($218)	($122)	$—	($1,095)	$635	$—	$3
Non-agency and other	1,267	12	(52)	—	—	—	(122)	—	—	1,105	12	(41)
Total available-for-sale mortgage-related securities	3,227	24	(8)	54	—	(218)	(244)	—	(1,095)	1,740	12	(38)
Trading, at fair value:
Mortgage-related securities:
Agency	2,709	(86)	—	1,187	—	(110)	(55)	—	(397)	3,248	(93)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	2,710	(86)	—	1,187	—	(110)	(55)	—	(397)	3,249	(93)	—
Derivative assets	16	45	—	—	14	—	—	—	—	75	44	—
Other assets:
Guarantee asset	4,426	289	—	—	1,048	—	(584)	—	—	5,179	289	—
All other, at fair value	120	(7)	—	(12)	20	(15)	4	—	—	110	(7)	—
Total other assets	4,546	282	—	(12)	1,068	(15)	(580)	—	—	5,289	282	—

	Balance, January 1, 2020	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2020	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2020
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	$—	$—	$—	$—	$—	$—	$—	$—	$203	$—	$—
Other debt, at fair value	129	(2)	—	—	18	—	(10)	—	—	135	(2)	—
Derivative liabilities	37	(12)	—	—	2	—	(12)	—	—	15	(23)	—
All other, at fair value	1	—	—	—	—	—	—	—	—	1	—	—

Freddie Mac 3Q 2020 Form 10-Q	141

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	3Q 2019
	Balance, July 1, 2019	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2019	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2019(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2019
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$2,780	$23	$16	$—	$—	($531)	($104)	$—	$—	$2,184	1	$19
Non-agency and other	1,494	26	(10)	—	—	(87)	(56)	—	—	1,367	3	4
Total available-for-sale mortgage-related securities	4,274	49	6	—	—	(618)	(160)	—	—	3,551	4	23
Trading, at fair value:
Mortgage-related securities:
Agency	3,033	(30)	—	287	—	(21)	(35)	—	(299)	2,935	(31)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	3,034	(30)	—	287	—	(21)	(35)	—	(299)	2,936	(31)	—
Derivative assets	10	3	—	—	—	—	3	—	—	16	4	—
Other assets:
Guarantee asset	3,941	15	—	—	439	—	(170)	—	—	4,225	15	—
All other, at fair value	126	12	—	24	12	(27)	(5)	—	—	142	(3)	—
Total other assets	4,067	27	—	24	451	(27)	(175)	—	—	4,367	12	—

	Balance, July 1, 2019	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2019	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2019(3)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2019
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$733	$—	$—	$—	$—	$—	$—	$—	$—	$733	$—	$—
Other debt, at fair value	129	—	—	2	—	—	(1)	—	—	130	—	—
Derivative liabilities	50	(5)	—	—	—	—	(5)	—	—	40	(9)	—
All other, at fair value	—	2	—	2	—	(2)	—	—	—	2	—	—

Freddie Mac 3Q 2020 Form 10-Q	142

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2019
	Balance, January 1, 2019	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2019	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2019(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2019
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$4,135	$13	$116	$202	$—	($1,724)	($295)	$—	($263)	$2,184	$2	$42
Non-agency and other	1,640	52	25	—	—	(174)	(176)	—	—	1,367	12	40
Total available-for-sale mortgage-related securities	5,775	65	141	202	—	(1,898)	(471)	—	(263)	3,551	14	82
Trading, at fair value:
Mortgage-related securities:
Agency	3,293	(113)	—	1,242	—	(732)	95	8	(858)	2,935	(69)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	3,294	(113)	—	1,242	—	(732)	95	8	(858)	2,936	(69)	—
Derivative assets	1	15	—	—	—	—	—	—	—	16	15	—
Other assets:
Guarantee asset	3,633	75	—	—	1,005	—	(488)	—	—	4,225	75	—
All other, at fair value	137	(31)	—	75	29	(59)	(9)	—	—	142	(51)	—
Total other assets	3,770	44	—	75	1,034	(59)	(497)	—	—	4,367	24	—

	Balance, January 1, 2019	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2019	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2019(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2019
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$728	$5	$—	$—	$—	$—	$—	$—	$—	$733	$5	$—
Other debt, at fair value	134	—	—	—	2	—	(6)	—	—	130	—	—
Derivative liabilities	92	(39)	—	—	—	—	(13)	—	—	40	(51)	—
All other, at fair value	—	—	—	4	—	(2)	—	—	—	2	(2)	—

(1)
Transfers out of Level 3 during 3Q 2020 and YTD 2020 and 3Q 2019 and YTD 2019 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 3Q 2020 and YTD 2020 and 3Q 2019 and YTD 2019 consisted primarily of certain mortgage-related securities due to a decrease in market activity and the availability of relevant price quotes from dealers and third-party pricing services.

(2)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at September 30, 2020 and September 30, 2019, respectively. This amount includes any allowance for credit losses recorded on available-for-sale securities and amortization of basis adjustments.

Freddie Mac 3Q 2020 Form 10-Q	143

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

The tables below provide valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 15.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	September 30, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(2)
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$446	Discounted cash flows	OAS	91 - 91 bps	91 bps
	189	Other
Non-agency and other	932	Median of external sources	External pricing sources	$64.8 - $78.1	$71.9
	173	Other
Trading, at fair value
Mortgage-related securities
Agency	2,547	Single external source	External pricing sources	$0.0 - $9,221.1	$969.8
	701	Discounted cash flows	OAS	197 - 1,269 bps	791 bps
Guarantee asset, at fair value	4,860	Discounted cash flows	OAS	17 - 186 bps	40 bps
	319	Other
Insignificant Level 3 assets(1)	186
Total level 3 assets	$10,353
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	Single external source	External pricing sources	$96.8 - $107.0	$101.6
Insignificant Level 3 liabilities(1)	151
Total level 3 liabilities	$354
Referenced footnote is included after the next table.

Freddie Mac 3Q 2020 Form 10-Q	144

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	December 31, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(2)
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$1,960	Discounted cash flows	OAS	30 - 261 bps	80 bps
Non-agency and other	886	Median of external sources	External pricing sources	$71.9 - $78.2	$75.0
	381	Other
Trading, at fair value
Mortgage-related securities
Agency	1,948	Single external source	External pricing sources	$0.0 - $100.7	$36.6
	761	Discounted cash flows	OAS	(1,201) - 8,095 bps	611 bps
Guarantee asset, at fair value	4,141	Discounted cash flows	OAS	17 - 186 bps	40 bps
	285	Other
Insignificant Level 3 assets(1)	137
Total level 3 assets	$10,499
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	Single external source	External pricing sources	$99.4 - $103.6	$101.4
Insignificant Level 3 liabilities(1)	167
Total level 3 liabilities	$370

(1)	Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.
(2) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 3Q 2020 Form 10-Q	145

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 15.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	September 30, 2020				December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$70	$3,286	$3,356	$—	$22	$4,059	$4,081

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
Table 15.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	September 30, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$3,286
		Internal model	Historical sales proceeds	$3,001 - $696,004	$187,935
		Internal model	Housing sales index	65 - 405 bps	115 bps
		Median of external sources	External pricing sources	$57.0 - $102.5	$91.0

	December 31, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$4,059
		Internal model	Historical sales proceeds	$3,000 - $765,000	$186,234
		Internal model	Housing sales index	46 - 420 bps	112 bps
		Median of external sources	External pricing sources	$66.5 - $105.4	$95.0
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 3Q 2020 Form 10-Q	146

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
Table 15.6 - Fair Value of Financial Instruments

		September 30, 2020
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$8,074	$8,074	$—	$—	$—	$8,074
Securities purchased under agreements to resell	Amortized cost	99,252	—	102,049	—	(2,797)	99,252
Investment securities:
Available-for-sale, at fair value	FV - OCI	22,144	—	20,404	1,740	—	22,144
Trading, at fair value	FV - NI	49,558	27,728	18,581	3,249	—	49,558
Total investment securities		71,702	27,728	38,985	4,989	—	71,702
Mortgage loans:
Loans held by consolidated trusts		2,115,509	—	1,892,801	289,868	—	2,182,669
Loans held by Freddie Mac		104,732	—	68,622	38,850	—	107,472
Total mortgage loans	Various(3)	2,220,241	—	1,961,423	328,718	—	2,290,141
Derivative assets, net	FV - NI	1,282	2	9,769	75	(8,564)	1,282
Guarantee asset	FV - NI	5,179	—	—	5,171	—	5,171
Non-derivative purchase commitments	Various	302	—	439	—	—	439
Secured lending and other	Amortized cost	7,091	—	1,371	5,549	—	6,920
Total financial assets		$2,413,123	$35,804	$2,114,036	$344,502	($11,361)	$2,482,981
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$2,138,420	$—	$2,215,485	$924	$—	$2,216,409
Other debt		284,896	—	289,794	4,135	(2,797)	291,132
Total debt	Various(4)	2,423,316	—	2,505,279	5,059	(2,797)	2,507,541
Derivative liabilities, net	FV - NI	613	—	9,503	15	(8,905)	613
Guarantee obligation	Amortized cost	4,695	—	—	5,200	—	5,200
Non-derivative purchase commitments	Various	47	—	2	204	—	206
Total financial liabilities		$2,428,671	$—	$2,514,784	$10,478	($11,702)	$2,513,560

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

(3)	As of September 30, 2020, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $2.2 trillion, $18.3 billion, and $12.3 billion, respectively.

(4)	As of September 30, 2020, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.4 trillion and $2.8 billion, respectively.

Freddie Mac 3Q 2020 Form 10-Q	147

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

		December 31, 2019
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$5,189	$5,189	$—	$—	$—	$5,189
Securities purchased under agreements to resell	Amortized cost	56,271	—	66,114	—	(9,843)	56,271
Investment securities:
Available-for-sale, at fair value	FV - OCI	26,174	—	22,947	3,227	—	26,174
Trading, at fair value	FV - NI	49,537	25,108	21,719	2,710	—	49,537
Total investment securities		75,711	25,108	44,666	5,937	—	75,711
Mortgage loans:
Loans held by consolidated trusts		1,940,523	—	1,732,434	244,500	—	1,976,934
Loans held by Freddie Mac		79,677	—	38,100	45,588	—	83,688
Total mortgage loans	Various(3)	2,020,200	—	1,770,534	290,088	—	2,060,622
Derivative assets, net	FV - NI	844	—	6,363	16	(5,535)	844
Guarantee asset	FV - NI	4,426	—	—	4,433	—	4,433
Non-derivative purchase commitments	Various	81	—	90	72	—	162
Secured lending and other	Amortized cost	4,186	—	1,874	2,131	—	4,005
Total financial assets		$2,166,908	$30,297	$1,889,641	$302,677	($15,378)	$2,207,237
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$1,898,355	$—	$1,931,473	$1,277	$—	$1,932,750
Other debt		271,330	—	282,431	3,619	(9,843)	276,207
Total debt	Various(4)	2,169,685	—	2,213,904	4,896	(9,843)	2,208,957
Derivative liabilities, net	FV - NI	372	—	5,245	37	(4,910)	372
Guarantee obligation	Amortized cost	4,292	—	—	4,527	—	4,527
Non-derivative purchase commitments	Various	7	—	7	67	—	74
Total financial liabilities		$2,174,356	$—	$2,219,156	$9,527	($14,753)	$2,213,930

(1)	FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.

(2)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

(3)	As of December 31, 2019, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $2.0 trillion, $20.3 billion, and $15.0 billion, respectively.

(4)	As of December 31, 2019, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.2 trillion and $3.9 billion, respectively.
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and long-term debt.
The table below presents the fair value and UPB related to certain loans and long-term debt for which we have elected the fair value option. This table does not include interest-only securities related to debt securities of consolidated trusts and other debt held by third parties with a fair value of $177 million and $146 million and multifamily held-for-sale loan purchase commitments with a net fair value of $300 million and $74 million, as of September 30, 2020 and December 31, 2019, respectively.

Freddie Mac 3Q 2020 Form 10-Q	148

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Table 15.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected

	September 30, 2020			December 31, 2019
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties
Fair value	$12,330	$2,418	$203	$15,035	$3,589	$203
UPB	11,434	2,502	200	14,444	3,329	200
Difference	$896	($84)	$3	$591	$260	$3

Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in non-interest income (loss) in our condensed consolidated statements of comprehensive income (loss), related to items for which we have elected the fair value option.
Table 15.8 - Changes in Fair Value Under the Fair Value Option Election

	3Q 2020	3Q 2019	YTD 2020	YTD 2019
(In millions)	Gains (Losses)		Gains (Losses)
Multifamily held-for-sale loans	$209	$398	$1,160	$1,216
Multifamily held-for-sale loan purchase commitments	614	641	1,796	1,644
Other debt - long term	(37)	49	441	116
Debt securities of consolidated trusts held by third parties	—	(1)	4	(6)

Changes in fair value attributable to instrument-specific credit risk were not material for 3Q 2020 and YTD 2020 and for 3Q 2019 and YTD 2019 for any assets or liabilities for which we elected the fair value option.

Freddie Mac 3Q 2020 Form 10-Q	149

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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
In October 2013, defendants filed motions to dismiss the complaint. In October 2014, the District Court granted defendants' motions and dismissed the case in its entirety against all defendants, with prejudice. In November 2014, plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit. On July 20, 2016, the Sixth Circuit reversed the District Court's dismissal and remanded the case to the District Court for further proceedings. On August 14, 2018, the District Court denied the plaintiff's motion for class certification. On January 23, 2019, the Sixth Circuit denied plaintiff's petition for leave to appeal that decision. On September 17, 2020, the District Court granted a request from the plaintiff for summary judgment and entered final judgment in favor of Freddie Mac and the other defendants. On October 9, 2020, the plaintiff filed a notice of appeal with the Sixth Circuit.
At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: pre-trial litigation is inherently uncertain; while the District Court denied plaintiff's motion for class certification, this decision and the entry of final judgment in defendants' favor is subject to appeal. In particular, absent a final resolution of whether a class will be certified, the identification of a class if one is certified, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.
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

Freddie Mac 3Q 2020 Form 10-Q	150

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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
FHFA, joined by Freddie Mac and Fannie Mae, moved to dismiss the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case and the other related cases in January 2014. Treasury filed a motion to dismiss the same day. In September 2014, the District Court granted the motions and dismissed the plaintiffs' claims. All plaintiffs appealed that decision, and on February 21, 2017, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part and remanded in part the decision granting the motions to dismiss. The DC Circuit affirmed dismissal of all claims except certain claims seeking monetary damages for breach of contract and breach of implied duty of good faith and fair dealing. In March 2017, certain institutional and class plaintiffs filed petitions for panel rehearing with respect to certain claims.

Freddie Mac 3Q 2020 Form 10-Q	151

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

On July 17, 2017, the DC Circuit granted the petitions for rehearing and issued a modified decision, which permitted the institutional plaintiffs to pursue the breach of contract and breach of implied duty of good faith and fair dealing claims that had been remanded. The DC Circuit also removed language related to the standard to be applied to the implied duty claims, leaving that issue for the District Court to determine on remand. On October 16, 2017, certain institutional and class plaintiffs filed petitions for a writ of certiorari in the U.S. Supreme Court challenging whether HERA's prohibition on injunctive relief against FHFA bars judicial review of the net worth sweep dividend provisions of the August 2012 amendment to the Purchase Agreement, as well as whether HERA bars shareholders from pursuing derivative litigation where they allege the conservator faces a conflict of interest. The Supreme Court denied the petitions on February 20, 2018. On November 1, 2017, certain institutional and class plaintiffs and plaintiffs in another case in which Freddie Mac was not originally a defendant, Fairholme Funds, Inc. v. FHFA, Treasury, and Federal National Mortgage Association, filed proposed amended complaints in the District Court. Each of the proposed amended complaints names Freddie Mac as a defendant for breach of contract and breach of the covenant of good faith and fair dealing claims as well as for new claims alleging breach of fiduciary duty and breach of Virginia corporate law. On January 10, 2018, FHFA, Freddie Mac, and Fannie Mae moved to dismiss the amended complaints. On September 28, 2018, the District Court dismissed all of the claims except those alleging breach of the implied covenant of good faith and fair dealing. Discovery is ongoing.
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
Litigation in the U.S. Court of Federal Claims

Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac as a "nominal" defendant, on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government's alleged taking of its property, attorneys' fees, costs, and other expenses. On March 8, 2018, the plaintiffs filed an amended complaint under seal, with a redacted copy filed on November 14, 2018. The United States filed a motion to dismiss on August 1, 2018 and an amended motion to dismiss on October 1, 2018. The court denied the motion to dismiss on May 8, 2020 and granted plaintiffs' motion to certify the decisions for interlocutory appeal on June 11, 2020. The Federal Circuit denied the petition for interlocutory appeal on August 21, 2020.
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

Freddie Mac 3Q 2020 Form 10-Q	152

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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

Freddie Mac 3Q 2020 Form 10-Q	153

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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
Table 17.1 - Net Worth and Minimum Capital

(In millions)	September 30, 2020	December 31, 2019
GAAP net worth (deficit)	$13,891	$9,122
Core capital (deficit)(1)(2)	(59,791)	(63,964)
Less: Minimum capital requirement(1)	21,302	19,123
Minimum capital surplus (deficit)(1)	($81,093)	($83,087)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

(2)	Core capital excludes certain components of GAAP total equity (i.e., AOCI and senior preferred stock) as these items do not meet the statutory definition of core capital.
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

Freddie Mac 3Q 2020 Form 10-Q	154

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

NOTE 18
Selected Financial Statement Line Items
The table below presents the significant components of investment gains (losses), net on our condensed consolidated statements of comprehensive income (loss).
Table 18.1 - Significant Components of Investment Gains (Losses), Net

(In millions)	3Q 2020	3Q 2019	YTD 2020	YTD 2019
Investment gains (losses), net:
Mortgage loans gains (losses)	$1,769	$1,705	$3,987	$4,183
Investment securities gains (losses)	(285)	136	835	638
Debt gains (losses)	(25)	(56)	735	8
Derivative gains (losses)	(337)	(1,217)	(4,600)	(4,912)
Investment gains (losses), net	$1,122	$568	$957	($83)

The table below presents the significant components of other assets and other liabilities on our condensed consolidated balance sheets.
Table 18.2 - Significant Components of Other Assets and Other Liabilities

(In millions)	September 30, 2020	December 31, 2019
Other assets:
Real estate owned, net	$234	$555
Accounts and other receivables(1)	24,112	10,780
Guarantee asset	5,179	4,426
Secured lending and other	8,310	5,158
All other	2,216	1,880
Total other assets	$40,051	$22,799
Other liabilities:
Guarantee obligation	$4,695	$4,292
All other	5,536	3,750
Total other liabilities	$10,231	$8,042

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 3Q 2020 Form 10-Q	155

Other Information

Other Information
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 16 in this Form 10-Q, our 2019 Annual Report, and our Form 10-Qs for the first quarter of 2020 and second quarter of 2020.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. For information on these lawsuits, see the Legal Proceedings section in our 2019 Annual Report. One such case was filed in the U.S. Court of Federal Claims. On May 15, 2020, the Court of Federal Claims dismissed this case. On June 29, 2020, plaintiffs appealed to the U.S. Court of Appeals for the Federal Circuit. Another such case, filed in the U.S. District Court for the Southern District of Texas, was appealed to the U.S. Court of Appeals for the Fifth Circuit. On September 6, 2019, the Fifth Circuit, en banc, held that the plaintiffs plausibly alleged that FHFA exceeded its conservator powers by transferring Freddie Mac's future value (i.e., profits via the net worth sweep) to a single shareholder, Treasury, and remanded that cause of action to the District Court. The Fifth Circuit also held that the "for cause" removal provision for the director of FHFA was unconstitutional, and that the provision should be struck from the statute. The plaintiffs and defendants filed separate petitions for writ of certiorari to the U.S. Supreme Court seeking review of the Fifth Circuit’s decision, which the Supreme Court granted on July 9, 2020. Another such case, filed in the U.S. District Court for the Western District of Michigan, was dismissed on September 8, 2020. In addition, on June 12, 2020, a class action lawsuit was filed in the U.S. Court of Federal Claims against the United States. This new lawsuit seeks damages from the United States as a result of Treasury's involvement in the alleged taking of funds from Freddie Mac via the Third Amendment. The complaint asserts causes of action for breach of contract and the implied covenant of good faith and fair dealing based on the alleged disregard by Treasury of an implicit guarantee of dividend payments to stockholders. Freddie Mac is not a party to any of these lawsuits.
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

Freddie Mac 3Q 2020 Form 10-Q	156

Other Information

We provide disclosure about our mortgage-related securities, some of which are off-balance sheet obligations (e.g., K Certificates and SB Certificates), on our website at www.freddiemac.com/mbs and mf.freddiemac.com/investors. From these addresses, investors can access information and documents, including offering circulars and offering circular supplements, for mortgage-related securities offerings.
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
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 3Q 2020 Form 10-Q	157

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
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 3Q 2020
We evaluated the changes in our internal control over financial reporting that occurred during 3Q 2020 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of September 30, 2020 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 3Q 2020 have been prepared in conformity with GAAP.

Freddie Mac 3Q 2020 Form 10-Q	158

Exhibit Index

Exhibit Index

Exhibit	Description*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac 3Q 2020 Form 10-Q	159

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ David M. Brickman
David M. Brickman
Chief Executive Officer
Date: October 29, 2020

By:	/s/ Christian M. Lown
Christian M. Lown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: October 29, 2020

Freddie Mac 3Q 2020 Form 10-Q	160

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	80 - 155
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 79
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61 - 63
Item 4.	Controls and Procedures	158
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	156
Item 1A.	Risk Factors	156
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	156
Item 6.	Exhibits	157
Exhibit Index		159
Signatures		160

Freddie Mac 3Q 2020 Form 10-Q	161