Form 10-K
period 2020-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2021-02-11
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) was $1.4 billion.
As of January 29, 2021, there were 650,059,292 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

Table of Contents

FREDDIE MAC | 2020 Form 10-K	i

Table of Contents	MD&A Table Index

MD&A TABLE INDEX

FREDDIE MAC | 2020 Form 10-K	ii

Table of Contents	MD&A Table Index

FREDDIE MAC | 2020 Form 10-K	iii

Introduction	About Freddie Mac
Introduction
This Annual Report on Form 10-K includes forward-looking statements that are based on current expectations, including with respect to the effects the COVID-19 pandemic and the actions taken in response may have on our liquidity, business activities, financial condition, and results of operations, and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the Forward-Looking Statements and Risk Factors sections of this Form 10-K.
Throughout this Form 10-K, we use certain acronyms and terms that are defined in the Glossary.
ABOUT FREDDIE MAC
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We do this primarily by purchasing residential mortgage loans originated by lenders. In most instances, we package these loans into guaranteed mortgage-related securities, which are sold in the global capital markets, and transfer interest-rate and liquidity risks to third-party investors. In addition, we transfer mortgage credit risk exposure to third-party investors through our credit risk transfer programs, which include securities- and insurance-based offerings. We also invest in mortgage loans and mortgage-related securities. We do not originate loans or lend money directly to mortgage borrowers.
We support the U.S. housing market and the overall economy by enabling America's families to access mortgage loan funding with better terms and by providing consistent liquidity to the multifamily mortgage market. We have helped many distressed borrowers keep their homes or avoid foreclosure and have helped many distressed renters avoid eviction. We are working with FHFA, our customers, and the industry to build a better housing finance system for the nation.
COVID-19 Pandemic Response Efforts
Late in 2019, a novel coronavirus disease, later named COVID-19, was detected. The outbreak of COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. The COVID-19 pandemic was declared a national emergency in the United States on March 13, 2020 and continued to evolve throughout 2020 and into 2021, both globally and domestically, with significant adverse effects on populations and economies.
We have remained focused on serving our mission and the crucial role we play in the U.S. housing finance system while supporting the health and safety of our communities, customers, and staff. We continue to actively monitor the situation and make decisions based on guidance from national, state, and local governments and public health authorities, including the U.S. CDC. Our Crisis Management Team (CMT), consisting of representatives from across the company, meets regularly, closely monitoring the situation, and providing frequent updates to our Board of Directors and staff. We continue to take actions in line with guidance from national and state governments and public health authorities to maintain business continuity. In March 2020, we required more than 95% of our staff to work remotely. While a small number of staff voluntarily returned to the office in 4Q 2020, more than 95% of our staff continued to work remotely as of December 31, 2020.
In addition to these actions, we have been engaging with FHFA and third parties to maintain continuity of critical business activities that will allow us to serve our mission and support the U.S. housing finance system during this pandemic.
Providing Assistance to Homeowners and Supporting the Single-Family Mortgage Market
We have taken actions to help homeowners with Freddie Mac-owned mortgages who are directly or indirectly affected by the COVID-19 pandemic stay in their homes during this challenging time. We have announced a number of mortgage-relief options for borrowers affected by the COVID-19 pandemic, including providing up to 12 months of mortgage forbearance during which a borrower’s payments are temporarily reduced or suspended. Under FHFA's guidance, we are extending COVID-19 forbearances up to 15 months for eligible borrowers, and this forbearance term may be further extended by FHFA in the future. We have also established a foreclosure and eviction moratorium for homeowners with Freddie Mac-owned single-family mortgages, which FHFA recently instructed us to extend until at least March 31, 2021. In addition, we have introduced a number of temporary measures to help provide sellers with the clarity and flexibility to continue to lend in a prudent and responsible manner and to expedite loan closings and help keep homebuyers, sellers, and other critical participants in the mortgage process safe during the COVID-19 pandemic. For additional information on these temporary measures, see MD&A - Risk Management - Single-Family Mortgage Credit Risk.
As of December 31, 2020, 2.70% of loans in our single-family credit guarantee portfolio, based on loan count, were in forbearance, including loans where the borrower has continued to make payments in accordance with the loan's original contractual terms and remains in current status. All information included in this Form 10-K related to single-family loans in forbearance is based on information reported to us by our servicers. Beginning in 4Q 2020, we required single-family servicers

FREDDIE MAC | 2020 Form 10-K	1

Introduction	About Freddie Mac
to report to us all alternatives to foreclosure, which include forbearance plans on all mortgages, including those where the borrower has continued to make payments in accordance with the loan's original contractual terms and remains in current status. The forbearance data we reported in prior periods was generally limited to loans in forbearance that were past due based on the loan’s original contractual terms. For the purpose of reporting delinquency rates, we report single-family loans in forbearance as delinquent during the forbearance period to the extent that payments are past due based on the loan's original contractual terms, irrespective of the forbearance plan. For additional information on our support of the single-family mortgage market during the COVID-19 pandemic, see MD&A - Risk Management - Single-Family Mortgage Credit Risk.
Providing Assistance to Renters and Multifamily Borrowers and Supporting the Multifamily Mortgage Market
We have also provided support to the multifamily mortgage market, including by offering multifamily borrowers mortgage forbearance with the condition that they suspend all evictions during the forbearance period for renters unable to pay rent. Under our forbearance program, which is based on our existing natural disaster response program, multifamily borrowers with a fully performing loan as of February 1, 2020 can defer their loan payments for up to 90 days by showing hardship as a consequence of the COVID-19 pandemic and by gaining lender approval. In June 2020, in coordination with FHFA, we announced several supplemental forbearance relief options that lenders may use to assist borrowers who have a forbearance plan in place and continue to be materially affected by the COVID-19 pandemic. These supplemental relief options added to the original renter protections by providing flexibility to renters to repay past due rent over time and not in a lump sum, and extended the prohibition on charging renters fees and penalties for past due rent through both the forbearance and repayment periods. In December 2020, we extended the deadline to March 31, 2021 for borrowers whose loans have not been more than 30 days past due to request a new COVID-19 forbearance agreement or supplemental relief. The forbearance program was initially set to terminate at the end of 2020.
As of December 31, 2020, 2.01% of the loans in our multifamily mortgage portfolio, based on UPB, were enrolled in our forbearance program, approximately 95% of which were in their repayment period. Approximately 82% of the total loans in our forbearance program are included in securitizations with first loss credit protection provided by subordination, which reduces our credit risk exposure to those loans. We report multifamily loans in forbearance as current as long as the borrowers are in compliance with the forbearance agreement, including the agreed upon repayment plan. Loans in forbearance are therefore not included in our multifamily delinquency rates if the borrowers are in compliance with their forbearance agreement. For additional information on our support of the multifamily mortgage market during the COVID-19 pandemic, see MD&A - Risk Management - Multifamily Mortgage Credit Risk.
Business Outlook
We expect the COVID-19 pandemic to have an adverse effect on our business in 2021, and perhaps beyond. The duration and continued severity of the COVID-19 pandemic will determine the extent of the effect on our business. The impact the pandemic has had on the economy is unprecedented, and as a result, our economic and business forecasts are more uncertain than usual, and there are significant downside risks.
After the sharp decline in economic conditions seen in the first half of 2020, the economy rebounded during the second half of the year, although recent data indicates the recovery may be stalling. The housing market, however, is one segment of the economy that overall has performed well during the COVID-19 pandemic, with mortgage refinance originations increasing significantly during 2020 as many homeowners took advantage of historically low mortgage interest rates. We expect the low mortgage interest rate environment to continue through 2021 and 2022 as the Federal Reserve stated that it intends to keep interest rates low for an extended period of time. Low interest rates and the ability for many to work remotely have driven home sales to levels not seen since 2006. We expect total annual sales to remain strong in 2021 with only a modest decline in 2022. Unsold home inventory has hit an all-time low due to the increase in home sales, which in turn has driven increased house prices, although we expect house price growth to moderate in 2021 and 2022. Low mortgage interest rates, higher home sales, and increasing house prices also increased 2020 mortgage originations. We expect mortgage originations to decline in 2021 and decrease further in 2022.
Both supply and demand for rental housing will be affected over the next year or two due to the COVID-19 pandemic. However, a $900 billion stimulus package was enacted in December 2020, with more stimulus expected in the coming months. The additional stimulus packages are expected to boost economic conditions in 2021 and help stabilize the rental market. Longer term, labor market conditions will be key to future rental market performance. At a national level, average rents declined in 2020, with rent growth performance varying by geographic market. Large markets such as San Francisco, New York, Miami, and Washington D.C. have been hardest hit, with some experiencing double-digit rent declines; however, rent continues to grow in over half of the U.S. markets tracked. Apartment prices have held up as investors continue to believe there is a need for additional rental housing in the U.S., both during and after the pandemic, and the investment environment remains attractive because of low interest rates. After an initial surge in forbearance requests by borrowers, peaking in July 2020, the number of multifamily properties in forbearance has declined slightly over the past several months. While these loans are not considered delinquent, they are an indication of stress in the market. For additional information on market and macroeconomic indicators that can affect our multifamily business and financial results, see MD&A - Market Conditions and Economic Indicators.
Our single-family allowance for credit losses increased significantly during 2020. We expect single-family serious delinquency rates and the volume of loss mitigation activity to remain elevated as a result of the COVID-19 pandemic and the forbearance

FREDDIE MAC | 2020 Form 10-K	2

Introduction	About Freddie Mac
programs and foreclosure and eviction moratoriums we have announced. While we expect that the actions we have taken to support the mortgage markets as a result of the COVID-19 pandemic will improve borrower outcomes, these actions may not be as successful as we expect. In addition, these actions may continue to negatively affect our financial condition and results of operations, perhaps significantly. The ultimate success of these programs will depend on the duration and severity of the economic downturn. For additional information, see MD&A - Risk Management - Credit Risk.
After falling sharply in 2Q 2020 due to the effects of the COVID-19 pandemic, single-family CRT issuance resumed during 3Q 2020 with solid investor demand and subscription levels. However, the COVID-19 pandemic continues to impose uncertainties and may continue to impact our transactions going forward. We continue to evaluate our CRT strategy and make changes depending on market conditions, including the significant market volatility caused by the COVID-19 pandemic, and our business strategy. The ERCF specifies substantial capital requirements and could affect our CRT strategy, perhaps significantly. In addition, our risk appetite limits are governed by FHFA and these limits may lead us to take actions to comply with these limits, including continued execution of CRT transactions. For additional information on the ERCF, see Introduction - About Freddie Mac - FHFA Enterprise Regulatory Capital Framework.
Our debt funding needs and debt funding costs may increase as we expect to advance significant amounts to cover principal and interest payments to security holders for loans in forbearance and to purchase delinquent loans from trusts after borrowers exit forbearance plans. Therefore, the less liquid assets in our mortgage-related investments portfolio are likely to increase in future periods.

FREDDIE MAC | 2020 Form 10-K	3

Introduction	About Freddie Mac
Business Results
Consolidated Financial Results

Net Revenues, Net Income, and Comprehensive Income
Total Equity as of December 31,
Key Drivers:
■    2020 vs. 2019
●    Net income was $7.3 billion for 2020, an increase of $0.1 billion, or 2%, from 2019. Comprehensive income was $7.5 billion for 2020, a decrease of $0.3 billion, or 3%, from 2019. The changes in net income and comprehensive income were primarily driven by higher net revenues, partially offset by higher provision for credit losses.
●    Net revenues increased $2.6 billion, or 18%, compared to 2019, primarily due to higher net interest income and higher investment gains (losses), net.
●    Total equity was $16.4 billion as of December 31, 2020, up from $9.1 billion as of December 31, 2019.
●    We recognized a decrease to retained earnings of $0.2 billion upon our adoption of CECL on January 1, 2020. See Note 1 for additional information about our adoption of CECL.
■    2019 vs. 2018
●    Net income was $7.2 billion for 2019, a decrease of $2.0 billion, or 22%, from 2018. Comprehensive income was $7.8 billion for 2019, a decrease of $0.8 billion, or 10%, from 2018. The declines in both net income and comprehensive income were primarily due to higher costs related to transferring credit risk and investments to improve the efficiency of our business operations.
●    Net revenues declined $1.5 billion, or 10%, compared to 2018, primarily due to lower investment gains (losses), net, partially offset by higher contractual net interest income on the single-family guarantee portfolio and higher income on the multifamily guarantee portfolio. The decline in net revenues was also partially offset by a $1.2 billion increase in other comprehensive income.
●    Total equity was $9.1 billion as of December 31, 2019, up from $4.5 billion as of December 31, 2018.

FREDDIE MAC | 2020 Form 10-K	4

Introduction	About Freddie Mac
Market Liquidity

Market Liquidity

(In thousands)
2,192
866
442
884
2,578
809
782
987
4,601
803
2,667
1,131
2018
2019
2020
Single-family purchase borrowers
Single-family refinance borrowers
Multifamily rental units

We support the U.S. housing market by executing our Charter Mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. Despite the significant challenges presented by the COVID-19 pandemic, we provided $1.2 trillion in liquidity to the mortgage market in 2020, which enabled the financing of 4.6 million home purchases, refinancings, or rental units. Single-family refinance activity increased significantly compared to 2019, as borrowers took advantage of low mortgage interest rates during 2020.

FREDDIE MAC | 2020 Form 10-K	5

Introduction	About Freddie Mac
Portfolio Balances

Guarantee Portfolio as of December 31,

(UPB in billions)
$2,133
$237
$346
$1,550
$2,265
$271
$293
$1,701
$2,638
$312
$233
$2,093
2018
2019
2020
Single-family credit guarantee portfolio - Core (loans originated after 2008)
Single-family credit guarantee portfolio - Legacy and relief refinance
Multifamily guarantee portfolio

Investments Portfolio as of December 31,

(UPB in billions)
$281
$63
$218
$316
$103
$213
$345
$163
$182
2018
2019
2020
Mortgage-related investments portfolio
Other investments portfolio

■    The total guarantee portfolio grew $373 billion, or 16%, in 2020, driven by a 17% increase in our single-family credit guarantee portfolio and a 15% increase in our multifamily guarantee portfolio. The total guarantee portfolio grew $132 billion, or 6%, in 2019, driven by a 5% increase in our single-family credit guarantee portfolio and a 14% increase in our multifamily guarantee portfolio.
●    The growth in our single-family credit guarantee portfolio in 2020 was driven by an increase in U.S. single-family mortgage debt outstanding and higher new business activity. Additionally, continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.
●     Our multifamily guarantee portfolio grew in 2020, primarily driven by increased loan purchase and securitization activity attributable to continued high demand for multifamily financing.
■    Our total investments portfolio increased $29 billion, or 9%, in 2020 and $35 billion, or 12%, in 2019, primarily due to an increase in our other investments portfolio during both periods.
●     The increase in the other investments portfolio in 2020 was driven by higher loan prepayments and higher near-term cash needs for higher expected single-family cash window loan purchases, as well as our transition to comply with updated minimum liquidity requirements established by FHFA. For additional information on the updated minimum liquidity requirements, see MD&A - Liquidity and Capital Resources.
●     The increase in the other investments portfolio in 2019 was primarily driven by higher loan prepayments, higher near-term cash needs for upcoming debt maturities and anticipated calls of debt of Freddie Mac, and higher expected cash window loan purchases.
●     In February 2019, FHFA instructed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times. In November 2019, FHFA instructed us to include 10% of the notional value of certain interest-only securities owned by Freddie Mac in the calculation of this portfolio. In August 2020, FHFA instructed us to further limit the amount and type of assets we hold in our mortgage-related investments portfolio. Pursuant to the January 2021 Letter Agreement, the calculation of mortgage assets subject to the Purchase Agreement cap also includes 10% of the

FREDDIE MAC | 2020 Form 10-K	6

Introduction	About Freddie Mac
notional value of interest-only securities, and at the end of 2022, the Purchase Agreement cap on our mortgage-related investments portfolio will be lowered from $250 billion to $225 billion. See MD&A - Conservatorship and Related Matters for additional information.
Credit Risk Transfer

Single-Family Credit Guarantee Portfolio with Credit Enhancement as of December 31,
Multifamily Mortgage Portfolio with Credit Enhancement as of December 31,
In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we have developed CRT programs that distribute mortgage credit risk to third-party investors. Our programmatic offerings regularly transfer a portion of the credit risk primarily on recently acquired loans, with the percentage of our single-family credit guarantee portfolio and the percentage of our multifamily mortgage portfolio covered by credit enhancements at 51% and 88%, respectively, as of December 31, 2020. Credit enhancement coverage of the single-family credit guarantee portfolio decreased from December 31, 2019, primarily due to the high volume of new business activity which has not been included in CRT transactions but may be included in future periods.
For additional information, see Introduction - About Freddie Mac - COVID-19 Pandemic Response Efforts - Business Outlook. See MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Products and Activities and MD&A - Our Business Segments - Multifamily - Business Overview - Products and Activities for additional information on our credit enhancements.
New Accounting Guidance for Credit Losses on Financial Instruments
On January 1, 2020, we adopted CECL, which replaced the previous incurred loss impairment methodology with a new methodology that measures the allowance for credit losses for financial instruments at amortized cost and off-balance sheet credit exposures based on current expected credit losses. CECL also changed the methodology for accounting for credit losses on debt securities classified as available-for-sale. We recorded a cumulative-effect adjustment on January 1, 2020, to recognize the impact of adopting CECL. This adjustment reduced our opening retained earnings balance by $0.2 billion, net of income taxes. See Note 1 for additional information on our adoption of CECL. See Note 4, Note 5, Note 6, Note 7, and Note 8 for additional information on the changes in our significant accounting policies as a result of our adoption of CECL.
The adoption of CECL significantly changed how we measure credit losses on mortgage loans classified as held-for-investment and off-balance sheet credit exposures and may result in additional volatility in our credit-related expenses, as our estimate of credit losses now incorporates both our forecasts of certain future economic conditions and our expectations of credit losses over the entire contractual term of the instruments, which for many of our mortgage loans is 30 years. The length and severity

FREDDIE MAC | 2020 Form 10-K	7

Introduction	About Freddie Mac
of the economic downturn caused by the COVID-19 pandemic, and its impact on the housing market, is subject to significant uncertainty, which makes it difficult to estimate such credit losses. These developments may have a material effect on our allowance for credit losses in future periods. See Risk Management - Credit Risk and Critical Accounting Policies and Estimates for additional information.
FHFA Enterprise Regulatory Capital Framework
In November 2020, FHFA released a final rule that establishes the ERCF as a new regulatory capital framework for Freddie Mac and Fannie Mae. This final rule is substantively similar in terms of overall structure and approach to the proposed capital rule released in May 2020. The final capital rule, which will become effective on February 16, 2021, has a transition period for compliance. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order; however, we may begin implementing the ERCF sooner, upon the direction of FHFA or otherwise. As the ERCF was not yet in effect during 2020, we continued to use the guidance issued to us by FHFA under the CCF to evaluate our transactions and businesses. We will be required to report our regulatory capital under the new framework beginning on January 1, 2022. The final capital rule specifies substantial capital requirements and could affect our business strategies, perhaps significantly. For additional information, see MD&A – Liquidity and Capital Resources and MD&A – Regulation and Supervision – Legislative and Regulatory Developments – FHFA Enterprise Regulatory Capital Framework.
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
In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury, under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. The senior preferred stock and warrant were issued as an initial commitment fee in consideration for Treasury's commitment to provide funding to us under the Purchase Agreement.
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
Under the August 2012 amendment to the Purchase Agreement, our cash dividend requirement each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. From 2013 through 2017, the applicable Capital Reserve Amount decreased by $600 million each year, from $3 billion in 2013 to $600 million in 2017, limiting our ability to retain earnings and build capital. The applicable Capital Reserve Amount was then increased to $3 billion as of January 1, 2018 pursuant to the December 2017 Letter Agreement and to $20 billion as of September 30, 2019 pursuant to the September 2019 Letter Agreement. Pursuant to the January 2021 Letter Agreement, the applicable Capital Reserve Amount was further increased as of October 1, 2020 to the amount of adjusted total capital necessary to meet the capital requirements and buffers set forth in the ERCF. This increased Capital Reserve Amount will remain in effect until the last day of the second fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result of the increases in the applicable Capital Reserve Amount, we have been able to retain earnings and build capital, but the increases in our Net Worth Amount from December 31, 2017 until we have built sufficient capital to meet the capital requirements and buffers set forth in the ERCF have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero. This would not affect our ability to draw funds from Treasury at the request of FHFA, our conservator, under the Purchase Agreement.
Beginning with the first quarter after the Capital Reserve End Date, our cash dividend requirement each quarter will be an amount equal to the lesser of (i) 10% per annum on the then-current liquidation preference of the senior preferred stock and (ii) a quarterly amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. If for any reason we were not to pay our dividend requirement in full in any future period after the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we shall have paid in cash full cumulative dividends, the dividend amount will be 12% per annum on the then-current liquidation preference of the senior preferred stock.

FREDDIE MAC | 2020 Form 10-K	8

Introduction	About Freddie Mac
The January 2021 Letter Agreement also provides that by the Capital Reserve End Date, we and Treasury, in consultation with the Chairman of the Federal Reserve, will mutually agree on a periodic commitment fee that we will pay for Treasury's remaining funding commitment with respect to the five-year period commencing on the first January 1 after the Capital Reserve End Date.
Accordingly, after the Capital Reserve End Date, we will be able to retain further earnings and build further capital (or, with Treasury's prior written consent, pay dividends on our preferred stock, other than our senior preferred stock, or our common stock) only if and to the extent that the increase in the Net Worth Amount in any quarter, after the payment of a new periodic commitment fee to Treasury, exceeds 2.5% (10% annualized) of the then-current liquidation preference of the senior preferred stock.
The January 2021 Letter Agreement also establishes new or modified covenants which impose additional requirements for us to exit from conservatorship, including with respect to capital and the resolution of currently pending material litigation related to our conservatorship and the Purchase Agreement; allows us to issue common stock after Treasury’s exercise in full of its warrant to acquire 79.9% of our common stock and resolution of currently pending material litigation relating to our conservatorship and the Purchase Agreement and to use up to $70 billion in proceeds from such issuances to build capital; and imposes further limits on our business, including limits on our retained mortgage portfolio and indebtedness, secondary market activities, and single-family and multifamily loan acquisitions. With respect to capital, we are required to comply with the ERCF as reflected in FHFA’s recent final capital rule, disregarding any subsequent amendment or other modifications to that rule. Treasury and Freddie Mac also commit to work to restructure Treasury’s investment and dividend amount in a manner that facilitates our orderly exit from conservatorship, ensures Treasury is appropriately compensated, and permits us to raise third-party capital and make distributions as appropriate.
We continue to assess the effects of these new Purchase Agreement covenants on our business, and we are developing related business processes and controls, including with respect to monitoring and reporting.
See MD&A - Regulation and Supervision and Note 2 for additional information on our Purchase Agreement with Treasury and the January 2021 Letter Agreement.
The graphs below show, as of December 31, 2020, our net worth, the liquidation preference of the senior preferred stock, the remaining amount of Treasury's funding commitment to us, the cumulative senior preferred stock dividends we have paid to Treasury, and the cumulative funds we have drawn from Treasury pursuant to its funding commitment.

Net Worth Amount, Liquidation Preference, and
Treasury Commitment

(In billions)
Dividend Payments and Draws

(In billions)

FREDDIE MAC | 2020 Form 10-K	9

Introduction	About Freddie Mac
Pursuant to the Purchase Agreement and terms of the senior preferred stock, both as amended:
■    Our Net Worth Amount was $16.4 billion as of December 31, 2020, up from $9.1 billion on December 31, 2019. As our Net Worth Amount as of December 31, 2020 was below the amount necessary to meet the capital requirements and buffers set forth in the ERCF, we will not have a dividend requirement to Treasury on the senior preferred stock for 4Q 2020, and we do not expect to have a dividend requirement on the senior preferred stock until we reach such capital levels.
■    The liquidation preference of the senior preferred stock increased from $84.1 billion on September 30, 2020 to $86.5 billion on December 31, 2020 based on the $2.4 billion increase in our Net Worth Amount during 3Q 2020, and will increase to $89.1 billion on March 31, 2021 based on the $2.5 billion increase in the Net Worth Amount during 4Q 2020.
At December 31, 2020, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. As of December 31, 2020, our aggregate funding received from Treasury under the Purchase Agreement was $71.6 billion. The remaining Treasury commitment under the Purchase Agreement was $140.2 billion at December 31, 2020, and will be reduced by any future draws.
For more information on the conservatorship and government support for our business, including our dividend requirements on and increases in the liquidation preference of the senior preferred stock, see MD&A - Conservatorship and Related Matters, MD&A - Regulation and Supervision, and Note 2.

FREDDIE MAC | 2020 Form 10-K	10

Introduction	Our Business
OUR BUSINESS
Primary Business Strategies
Freddie Mac's overall strategic direction is established by management and affirmed by the Board through its approval of a strategic plan, which sets forth our primary business strategies and generally covers a three-year timeframe. FHFA, the Administration, or Congress could take actions that cause us to alter our strategic plan. FHFA, as Conservator, has influenced, and may in the future influence, our strategic direction, such as through our new initiatives, credit and pricing policies, and capital, liquidity, and risk appetite constraints.
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
■    Reducing costs for us and our customers in order to pass through savings to borrowers and renters; and
■    Managing the risks and opportunities that arise from Environmental, Social, and Governance (ESG) issues in connection with executing our mission.
Become the Leader in Housing
We seek to emerge from conservatorship as the leader in housing by continuing to provide leadership through innovation and collaboration to enhance liquidity, stability, and affordability. We seek to help the housing industry better serve the needs of homebuyers and renters, particularly in the context of the current affordability challenges, including from fundamental problems related to housing supply. We intend to do so by identifying and implementing new ways to expand fair and responsible access to credit, including achieving the single-family and multifamily housing goals and Duty to Serve plan, and engaging in activities to support the UMBS.

FREDDIE MAC | 2020 Form 10-K	11

Introduction	Our Business
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
Our Charter does not permit us to originate loans or lend money directly to mortgage borrowers in the primary mortgage market. Our Charter limits our purchase of single-family loans to the conforming loan market, which consists of loans originated with UPBs at or below limits determined annually based on changes in FHFA's housing price index. In most of the United States, the maximum conforming loan limit for a one-family residence has been set at $548,250 for 2021, an increase from $510,400 for 2020, $484,350 for 2019, $453,100 for 2018, $424,100 for 2017, and $417,000 from 2006 to 2016. Higher limits have been established in certain "high-cost" areas (for 2021, up to $822,375 for a one-family residence). Higher limits also apply to two- to four-family residences and to one- to four-family residences in Alaska, Guam, Hawaii, and the U.S. Virgin Islands.
Business Segments

We have three reportable segments: Single-family Guarantee, Multifamily, and Capital Markets. Certain activities that are not part of a reportable segment are included in the All Other category. For more information on our segments, see MD&A - Our Business Segments and Note 17.
Government Regulation and Supervision

Our business is subject to extensive regulation and supervision. The laws and regulations to which we are subject cover all key aspects of our business, and directly and indirectly affect our product offerings, pricing, competitive position and strategic plan, relationship with sellers and servicers, capital structure, cash needs and uses, borrowers’ and others’ privacy, and information security. As a result, such laws and regulations have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, guarantee fees, product offerings, risk management, and costs of compliance. We could also incur fines or other financial penalties for failure to comply with all legal and regulatory requirements. Our business and results of operations may also be directly and adversely affected by future legislative, regulatory, or judicial actions. Such actions could affect us in a number of ways, including by imposing significant additional legal, compliance, and other costs on us and limiting our business activities. For example, recent changes to our capital requirements will affect our business and risk management strategies, including our risk appetite, our risk-adjusted returns, and the impact of our CRT transactions on our capital needs, and will increase the amount of capital we will be required to retain or raise to exit from conservatorship.
In addition, our conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. We are under the control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines our strategic direction. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities. FHFA has required us to make changes to our business that have adversely affected our financial results and could require us to make additional changes at any time. For example, FHFA may require us to undertake activities that reduce our profitability, expose us to additional credit, market, funding, operational, and other risks, or provide additional support for the mortgage market that serves our public mission, but adversely affects our financial results.

FREDDIE MAC | 2020 Form 10-K	12

Introduction	Our Business
Further, we can be put into receivership at the discretion of the Director of FHFA at any time for a number of reasons set forth in the GSE Act.
FHFA is also Conservator of Fannie Mae, our primary competitor. FHFA’s actions, as Conservator of both companies, could affect competition between us. It is also possible that FHFA could require us and Fannie Mae to take a uniform approach to certain activities, limiting innovation and competition and possibly putting us at a competitive disadvantage because of differences in our respective businesses. FHFA also could limit our ability to compete with new entrants and other institutions. For additional information on conservatorship and related risks, see Introduction – About Freddie Mac – Conservatorship and Government Support for Our Business and Risk Factors – Conservatorship and Related Matters.
Human Capital Management

Our people are integral to our company’s success. It is our goal to sustain an inclusive culture with a highly engaged workforce focused on delivering on our corporate mission. We seek to be an employer of choice that attracts top talent through our commitment to inclusion and diversity, employee engagement, training, and other professional development opportunities. We also seek to implement appropriate compensation policies and practices within the constraints of our conservatorship status. We evaluate the success of our human capital management by measuring and monitoring the performance, development, and retention of our employees.
Employees
At January 31, 2021, we had 6,905 full-time and 34 part-time employees. Our headquarters are in McLean, Virginia, and the majority of our employees reside in the Washington D.C. metropolitan area.
Board of Directors and FHFA Oversight
We work collaboratively with the Compensation and Human Capital Committee (or CHC Committee) of the Board to support the oversight of compensation and benefits, inclusion and diversity, talent development, and strategies to strengthen our culture.
Although the CHC Committee plays a significant role in these matters, FHFA is actively involved in its role as our Conservator and as our regulator. For example, while we are in conservatorship, our directors serve on behalf of the Conservator and exercise their authority as provided by the Conservator. FHFA retains the authority not only to approve both the terms and amount of any compensation prior to payment to any of our executive officers, but also to modify any existing compensation arrangements. In addition, under the terms of the Purchase Agreement, FHFA is required to consult with Treasury on any increases in compensation or new compensation arrangements for our executive officers. FHFA requires us to submit to it proposed new compensation arrangements or increased amounts or benefits payable under existing compensation arrangements for executive officers. For more information, see Directors, Corporate Governance, and Executive Officers — Board and Committee Information — Authority of the Board and Board Committees.
Attracting, Developing, and Retaining Talent
We seek to be an employer of choice, but the competition for top talent is ever increasing, and our ability to compete could be limited as a result of our conservatorship, uncertainty about our future, and limitations on executive and employee compensation. For example, Congress by statute has limited the compensation of our CEO. In addition, FHFA has imposed limits on both executive and employee compensation, including limiting base salaries for all employees, and has required prior approval of certain compensation arrangements. These compensation restrictions could make it harder for us to attract and retain well-qualified leadership. For more information, see Executive Compensation. For the majority of employees, who are not subject to these restrictions, we seek to offer compensation that is competitive, fair, and equitable.
We also seek to promote the attraction, development, and retention of employees through comprehensive benefit and well-being programs, which have helped support our employees during the COVID-19 pandemic, and professional development opportunities to enhance workforce competencies and capabilities. We periodically survey our employees to better understand employee engagement and capture insights into our employees' needs and perspectives so that we can shape our workforce strategies accordingly.
We measure the success of our efforts through our workforce turnover. Our turnover was relatively low in 2020. In 4Q 2019, we offered a Voluntary Early Retirement Program (VERP) to Vice Presidents and non-officer employees meeting certain age and service requirements. On December 31, 2020, the VERP was completed, with over 600 employees accepting the VERP, with separation dates occurring throughout 2020. In addition, we have experienced leadership changes, including the hiring of a new CFO in June 2020 and the departure of our CEO in January 2021.

FREDDIE MAC | 2020 Form 10-K	13

Introduction	Our Business
Inclusion and Diversity
We are committed to embedding inclusion and diversity in our business and culture. FHFA's Office of Minority and Women Inclusion has adopted regulations with respect to the promotion of diversity and inclusion and has provided us with guidance on areas of improvement. We have partnered with our CHC Committee to enhance our inclusion and diversity strategic plan.
We place a priority on attracting and recruiting a pipeline of diverse candidates while advancing a culture of inclusion where everyone at the company feels welcome and valued. We work with third party partners to help ensure diverse candidate slates for open positions. Our diversity efforts are reflected in the composition of our workforce, leadership, and Board. For example, we are a majority minority company, and women make up nearly half of our workforce and lead two of our three business lines. For additional information on Board composition, see Directors, Corporate Governance, and Executive Officers – Directors – Director Criteria, Diversity, Qualifications, Experience, and Tenure.
We have 10 business resource groups (BRGs) as well as division-specific teams that support employee engagement by providing learning and networking opportunities that foster an inclusive and diverse workforce. We have also expanded diversity through other programs, such as our neurodiversity hiring programs.
For more information on risks related to workforce attraction and retention, see Risk Factors – Conservatorship and Related Matters and Risk Factors – COVID-19 Pandemic.
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
We provide disclosure about our debt securities on our website at www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac's global debt facility, including pricing supplements for individual issuances of debt securities. Similar information about our STACR® transactions and SCR debt notes is available at crt.freddiemac.com and mf.freddiemac.com/investors, respectively.
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

FREDDIE MAC | 2020 Form 10-K	14

Introduction	Forward-Looking Statements

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
■    The actions the U.S. government (including FHFA, Treasury, and Congress) may take, restrict us from taking, or require us to take, including actions to support the housing markets (such as programs implemented in response to the COVID-19 pandemic or to implement the recommendations in FHFA's Conservatorship Scorecards and other objectives for us);
■    The effect of the restrictions on our business due to the conservatorship and the Purchase Agreement;
■    Changes in our Charter or in applicable legislative or regulatory requirements (including any legislation affecting the future status of our company);
■    Changes to our capital requirements and potential effects of the ERCF on our business strategies;
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
■    The success of our strategy to transfer mortgage credit risk through STACR debt note, STACR Trust note, ACIS®, K Certificate, SB Certificate, and other CRT transactions;
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
■    Our ability to limit or manage our economic exposure and GAAP earnings exposure to interest-rate volatility and spread volatility, including the availability of derivative financial instruments needed for interest-rate risk management purposes and our ability to apply hedge accounting;
■    Our operational ability to issue new securities, make timely and correct payments on securities, and provide initial and ongoing disclosures;
■    Our reliance on CSS and the CSP for the operation of the majority of our single-family securitization activities, our reduced influence over CSS Board decisions as a result of FHFA-required changes to the CSS LLC agreement in January 2020 and FHFA's subsequent appointment of three new CSS Board members, and any additional changes FHFA may require in our relationship with, or support of, CSS;
■    Changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;
■    Changes in investor demand for our debt or mortgage-related securities;

FREDDIE MAC | 2020 Form 10-K	15

Introduction	Forward-Looking Statements

■    Our ability to maintain market acceptance of the UMBS, including our ability to continue to align the prepayment speeds of our and Fannie Mae's respective UMBS;
■    Changes in the practices of loan originators, servicers, investors, and other participants in the secondary mortgage market;
■    The discontinuance of, transition from, or replacement of LIBOR and the adverse consequences it could have on our business and operations;
■    The occurrence of a major natural disaster or other catastrophic event in areas in which our offices or significant portions of our total mortgage portfolio are located; and
■ Other factors and assumptions described in this Form 10-K, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-K, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-K.

FREDDIE MAC | 2020 Form 10-K	16

Management's Discussion and Analysis	Market Conditions and Economic Indicators

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
■    Interest rates declined significantly early in 2020 as a result of the COVID-19 pandemic and the associated government response, and ended the year at or near historical lows.
Unemployment Rate and Monthly Net New Jobs

Source: U.S. Bureau of Labor Statistics.
■    Changes in the national unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.
■    In response to the COVID-19 pandemic, many state and local governments enacted measures designed to curb the spread of COVID-19 that severely curtailed economic activity and significantly increased unemployment levels. The labor market has recovered from the lows reached in April 2020 but continues to be weak. The availability of a COVID-19 vaccine and its widespread distribution may steer the economy towards recovery, but the timeline remains unknown.

FREDDIE MAC | 2020 Form 10-K	17

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Single-Family Housing and Mortgage Market Conditions

U.S. Single-Family Home Sales and House Prices

6.1%
6.8%
5.0%
4.3%
11.6%
6,011
6,123
5,957
6,023
6,451
561
613
617
683
811
5,450
5,510
5,340
5,340
5,640
2016
2017
2018
2019
2020
Sales of existing homes (units in thousands)
Sales of new homes (units in thousands)
Single-family house price growth rate

Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.

U.S. Single-Family Mortgage Originations
Source: Inside Mortgage Finance.

■    Low interest rates and the ability for many to work remotely drove significant increases in home sales in 2020. In 2021, we expect U.S. single-family home purchase volume to remain strong due to low mortgage interest rates. Freddie Mac's single-family loan purchase volumes typically follow a similar trend.
■    Changes in house prices affect the amount of equity that borrowers have in their homes. Borrowers with less equity typically have higher delinquency rates. As house prices decline, the severity of losses we incur on defaulted loans that we hold or guarantee increases because the amount we can recover from the property securing the loan decreases.
■    Single-family house prices grew 11.6% in 2020 compared to 4.3% during 2019. We expect house price growth to moderate in 2021.

■    U.S. single-family loan origination volumes increased in 2020 compared to 2019 as a result of the low average mortgage interest rates, higher home sales, and increasing house prices.

FREDDIE MAC | 2020 Form 10-K	18

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Multifamily Housing and Mortgage Market Conditions

Source: Reis.
Apartment Completions and Net Absorption
Source: Reis.

■    Completions in 2020 were at their lowest level over the past several years due to the COVID-19 pandemic slowing construction. While low absorption levels resulted in higher vacancy rates, these rates remain below the long-term average (between 2000 and 2020) of 5.4%. However, vacancy rates may continue to increase in the future as the COVID-19 relief programs, including federal stimulus packages, expire.
■    Effective rent growth (i.e., the average rent paid by the renter over the term of the lease, adjusted for concessions by the landlord and costs borne by the renter) was negative at a national level and declined significantly in 2020 due to the COVID-19 pandemic, falling below the long-term average (between 2000 and 2020) of 2.8%.
■    Despite lower effective rent growth and higher vacancy rates, multifamily property prices grew at an 8.3% annualized growth rate in 2020, as investors continue to believe there is a need for additional rental housing in the U.S. and the overall investment environment remains attractive given historically low interest rates.

■    Both supply and demand for rental housing will be affected over the next year or two due to the COVID-19 pandemic, which will flow through to multifamily fundamentals.
■    Despite a slow down in completions due to COVID-19, the supply of multifamily units exceeded demand in 2020.
■    Although we expect the increase in demand observed in late 2020 to continue into 2021, new completions are expected to be elevated and likely to outpace absorptions.

FREDDIE MAC | 2020 Form 10-K	19

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Mortgage Debt Outstanding

Single-Family Mortgage Debt Outstanding as of December 31,
Source: Federal Reserve Financial Accounts of the United States of America. For 2020, the amount is as of September 30, 2020 (latest available information).

Multifamily Mortgage Debt Outstanding as of December 31,
Source: Federal Reserve Financial Accounts of the United States of America. For 2020, the amount is as of September 30, 2020 (latest available information).

■    U.S. single-family mortgage debt outstanding increased in 2020 compared to 2019, primarily driven by house price appreciation. An increase in U.S. single-family mortgage debt outstanding typically results in growth of our single-family credit guarantee portfolio.

■    Prior to March 2020, multifamily market fundamentals were driven by a healthy job market, population growth, high propensity to rent among young adults, and rising single-family house prices. Since then, the effects of the COVID-19 pandemic have slowed the economy significantly, impacting these market drivers.
■    While the multifamily mortgage market grew, our share of total multifamily mortgage debt outstanding remained flat during 2020 due to ongoing competition from other market participants and the purchase limitations imposed by the multifamily loan purchase cap. The loan purchase cap was $100.0 billion for the five-quarter period from 4Q 2019 through 4Q 2020 and applied to all multifamily business activity, with no exclusions. At least 37.5% of new multifamily business had to be mission-driven, affordable housing over the same five-quarter period.

FREDDIE MAC | 2020 Form 10-K	20

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Delinquency Rates

Source: National Delinquency Survey from the Mortgage Bankers Association. For 2020, the total mortgage market rate is as of September 30, 2020 (latest available information).

Multifamily Delinquency Rates
as of December 31,
1.95%
1.14%
1.05%
1.16%
0.91%
0.22%
0.18%
0.15%
0.15%
0.11%
0.16%
0.03%
0.03%
0.13%
0.08%
0.10%
0.02%
0.01%
0.08%
0.00%
2016
2017
2018
2019
2020
Freddie Mac
Multifamily CMBS market
FDIC insured institutions
ACLI investment bulletin

Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs), American Council of Life Insurers (ACLI). For 2020, the amounts for FDIC insured institutions and ACLI investment bulletin are as of September 30, 2020 (latest available information) and the amount for the Multifamily CMBS market is as of December 31, 2020.

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
■    Our single-family serious delinquency rate was higher as of December 31, 2020 compared to December 31, 2019, driven by loans in forbearance due to the COVID-19 pandemic. However, 55% of the seriously delinquent loans at December 31, 2020 were covered by credit enhancements that may partially reduce our credit risk exposure.
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
■    Our multifamily delinquency rate was higher as of December 31, 2020 compared to December 31, 2019, due to the effects of the COVID-19 pandemic, but remains low compared to many other market participants. See MD&A - Risk Management -Multifamily Mortgage Credit Risk for additional information on our delinquency and forbearance rates.
■    Multifamily delinquency rates could increase further in the near term due to the continuing effects of the COVID-19 pandemic. However, we currently do not expect to experience significant credit losses as a large portion of the credit risk exposure on our multifamily mortgage portfolio is reduced by first loss credit protection provided by subordination from our securitizations. See MD&A - Risk Management -Multifamily Mortgage Credit Risk for additional information on the subordination levels of our securitizations.

FREDDIE MAC | 2020 Form 10-K	21

Management's Discussion and Analysis	Consolidated Results of Operations
CONSOLIDATED RESULTS OF OPERATIONS
This discussion of our consolidated results of operations should be read in conjunction with our consolidated financial statements and accompanying notes.
On January 1, 2020, we adopted CECL, which changed our methodology for accounting for credit losses on financial assets measured at amortized cost, off-balance sheet credit exposures, and investments in debt securities classified as available-for-sale. See Note 1 for additional information on our adoption of CECL. See Note 4, Note 5, Note 6, Note 7, and Note 8 for additional information on the changes in our significant accounting policies as a result of our adoption of CECL.
We have three primary sources of revenue:
■    Net interest income - Primarily consists of guarantee portfolio net interest income and investments portfolio net interest income. Guarantee portfolio net interest income primarily consists of the guarantee fee income from our single-family credit guarantee portfolio. We generally consolidate our single-family securitization trusts and, in that case, we record interest income on the loans held by the trust and interest expense on the debt securities issued by the trust. The difference between these amounts represents the guarantee fee income we receive as compensation for our guarantee of the principal and interest payments of the issued debt securities. Investments portfolio net interest income primarily consists of the difference between the interest income earned on the assets in our investments portfolio and the interest expense incurred on the liabilities used to fund those assets, including amortization of cost basis adjustments.
■    Guarantee fee income - Primarily consists of the guarantee fee income from our multifamily guarantee portfolio. We generally do not consolidate our multifamily securitization trusts, and therefore, we do not recognize either the interest income on the loans held by the trust or the interest expense on the debt securities issued by the trust. Rather, we separately account for our guarantee to the trust and recognize the revenue from our guarantee as guarantee fee income.
■    Net investment gains - Primarily consist of revenues from our multifamily loan purchase and securitization activities, sales of single-family delinquent and re-performing loans, and realized and unrealized gains (losses) on investment securities, net of gains and losses from our debt funding and interest-rate risk management activities. Net investment gains may fluctuate significantly from period-to-period based on the volume and nature of our investment, funding, and hedging activities and changes in market conditions, such as interest rates and market spreads.
We also earn revenue from fees that we charge to our single-family and multifamily sellers and servicers and other customers, which are recognized in other income.
We have two primary expense items:
■    Credit-related expenses - Primarily consist of provision for credit losses, credit enhancement expense, benefit for credit enhancement recoveries, and REO operations expense. Upon our adoption of CECL, provision for credit losses primarily represents changes in expected credit losses on our single-family mortgage loans held-for-investment. The accounting for costs and recoveries from credit enhancements varies based on the nature of the contract. Credit enhancement expense and benefit for credit enhancement recoveries includes the costs we incur to transfer credit risk and the changes in expected recoveries, respectively, from credit enhancements that are accounted for as freestanding contracts, but does not include such amounts related to certain other types of credit enhancements that are not accounted for as freestanding contracts. See MD&A - Our Business Segments - Single-Family Guarantee - Products and Activities, MD&A - Our Business Segments - Multifamily - Products and Activities, and Note 8 for additional information on our accounting for credit enhancements. REO operations expense represents expenses related to foreclosed properties.
■    Operating expenses - Primarily consist of administrative expenses, the 10 basis point fee related to the Temporary Payroll Tax Cut Continuation Act of 2011, and other expenses we incur to run our business.
The table below compares our consolidated results of operations for the past three years. Certain amounts in prior periods have been reclassified to conform to the current presentation.

FREDDIE MAC | 2020 Form 10-K	22

Management's Discussion and Analysis	Consolidated Results of Operations
Table 1 - Summary of Consolidated Statements of Comprehensive Income (Loss)

				Year Over Year Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$	%	$	%
Net interest income	$12,771	$11,848	$12,021	$923	8%	($173)	(1)%
Guarantee fee income	1,442	1,089	866	353	32	223	26
Investment gains (losses), net	1,813	818	1,921	995	122	(1,103)	(57)
Other income (loss)	633	323	762	310	96	(439)	(58)
Net revenues	16,659	14,078	15,570	2,581	18	(1,492)	(10)
Benefit (provision) for credit losses	(1,452)	746	736	(2,198)	(295)	10	1
Credit enhancement expense	(1,058)	(749)	(409)	(309)	(41)	(340)	(83)
Benefit for (decrease in) credit enhancement recoveries	323	41	(8)	282	688	49	613
REO operations expense	(149)	(229)	(169)	80	35	(60)	(36)
Credit-related benefit (expense)	(2,336)	(191)	150	(2,145)	(1,123)	(341)	(227)
Administrative expense	(2,535)	(2,564)	(2,293)	29	1	(271)	(12)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(1,836)	(1,617)	(1,484)	(219)	(14)	(133)	(9)
Other expense	(723)	(657)	(469)	(66)	(10)	(188)	(40)
Operating expense	(5,094)	(4,838)	(4,246)	(256)	(5)	(592)	(14)
Income before income tax (expense) benefit	9,229	9,049	11,474	180	2	(2,425)	(21)
Income tax (expense) benefit	(1,903)	(1,835)	(2,239)	(68)	(4)	404	18
Net income (loss)	7,326	7,214	9,235	112	2	(2,021)	(22)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	205	573	(613)	(368)	(64)	1,186	193
Comprehensive income (loss)	$7,531	$7,787	$8,622	($256)	(3)%	($835)	(10)%
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
■    Guarantee portfolio net interest income is primarily generated by our single-family guarantee portfolio, as we generally consolidate our single-family securities trusts, and consists of three components:
●    Contractual net interest income, which is equal to the difference between the interest income on loans held by consolidated trusts and the interest expense on debt securities issued by consolidated trusts. This amount represents the ongoing contractual monthly guarantee fee we receive for managing the credit risk associated with mortgage loans held by consolidated trusts.
●    The legislated 10 basis point increase in guarantee fees that is remitted to Treasury as part of the Temporary Payroll Tax Cut Continuation Act of 2011.
●    Deferred fee income, which primarily consists of recognition of premiums and discounts on mortgage loans and debt securities of consolidated trusts and the fees that we receive or pay when we acquire single-family loans, which represent a portion of the guarantee fee compensation we receive for managing the credit risk associated with mortgage loans held by consolidated trusts. These amounts are recognized in net interest income based on the effective yield over the contractual life of the associated financial instrument and may vary significantly from period to period, primarily based on changes in actual prepayments on the underlying loans. Increases in actual prepayments result in a higher rate of amortization, while decreases in actual prepayments result in a lower rate of amortization. The timing of amortization of loans may differ from the timing of amortization of the securities backed by the loans, as the proceeds from the loans backing these securities are remitted to the security holders at a date subsequent to the date these proceeds are received by us.

FREDDIE MAC | 2020 Form 10-K	23

Management's Discussion and Analysis	Consolidated Results of Operations
■    Investments portfolio net interest income consists of two components:
●    The difference between the interest income earned on the assets in our investments portfolio and the interest expense incurred on the liabilities used to fund those assets, including amortization of cost basis adjustments. These amounts are recognized in net interest income based on the effective yield over the contractual life of the associated financial instrument.
●    Interest expense related to CRT debt (STACR debt notes and SCR debt notes).
■    Income (expense) from hedge accounting primarily consists of amortization of previously deferred hedge accounting basis adjustments and the earnings mismatch on qualifying fair value hedge relationships, which is equal to the difference between fair value changes for the hedging instrument, including the accrual of periodic cash settlements, and fair value changes for the hedged item attributable to the risk being hedged. See Note 10 for additional detail on hedge accounting.
The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

				Year Over Year Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$	%	$	%
Guarantee portfolio net interest income:
Contractual net interest income	$5,014	$3,767	$3,457	$1,247	33%	$310	9%
Net interest income related to the Temporary Payroll Tax Cut Continuation Act of 2011	1,884	1,590	1,438	294	18	152	11
Deferred fee income	3,787	2,436	2,900	1,351	55	(464)	(16)
Total guarantee portfolio net interest income	10,685	7,793	7,795	2,892	37	(2)	—
Investments portfolio net interest income:
Contractual net interest income and amortization	5,082	5,411	6,251	(329)	(6)	(840)	(13)
Interest expense related to CRT debt	(764)	(1,104)	(1,094)	340	31	(10)	(1)
Total investments portfolio net interest income	4,318	4,307	5,157	11	—	(850)	(16)
Income (expense) from hedge accounting	(2,232)	(252)	(931)	(1,980)	(786)	679	73
Net interest income	$12,771	$11,848	$12,021	$923	8%	($173)	(1%)
Key Drivers:
■    Guarantee portfolio contractual net interest income
●    2020 vs. 2019 - Increased primarily due to the continued growth in the single-family guarantee portfolio coupled with higher contractual guarantee fee rates.
●    2019 vs. 2018 - Increased primarily due to the continued growth of the single-family guarantee portfolio.
■    Guarantee portfolio deferred fee income
●    2020 vs. 2019 - Increased primarily due to higher prepayments due to the low mortgage interest rate environment.
●    2019 vs. 2018 - Decreased primarily due to the timing differences in amortization related to prepayments between debt of consolidated trusts and the underlying mortgage loans.
■    Investments portfolio contractual net interest income and amortization
●    2020 vs. 2019 - Decreased primarily due to a change in our investment mix as the lower-yielding other investments portfolio represented a larger percentage of our total investments portfolio, partially offset by lower funding costs.
●    2019 vs. 2018 - Decreased primarily due to the lower and flatter interest rate environment, coupled with a change in our investment mix as the lower-yielding other investments portfolio represented a larger percentage of our total investments portfolio.
■    Interest expense related to CRT debt
●    2020 vs. 2019 - Decreased primarily due to lower short-term interest rates and a decline in volume as we no longer issue STACR debt notes on a regular basis.
●    2019 vs. 2018 - Remained relatively flat as higher short-term interest rates were offset by a decline in volume as we no longer issue STACR debt notes on a regular basis.

FREDDIE MAC | 2020 Form 10-K	24

Management's Discussion and Analysis	Consolidated Results of Operations
■    Income (expense) from hedge accounting
●    2020 vs. 2019 - Expense increased primarily due to amortization of hedge accounting-related basis adjustments driven by higher prepayments, partially offset by higher income related to accruals of periodic cash settlements on derivatives in hedging relationships.
●    2019 vs. 2018 - Expense decreased primarily due to a positive earnings mismatch and lower expense related to accruals of periodic cash settlements on derivatives in hedging relationships, partially offset by amortization of hedge accounting-related basis adjustments.

FREDDIE MAC | 2020 Form 10-K	25

Management's Discussion and Analysis	Consolidated Results of Operations
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
Table 3 - Analysis of Net Interest Yield

	Year Ended December 31,
	2020			2019			2018
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$24,428	$30	0.12%	$8,925	$187	2.10%	$7,189	$67	0.93%
Securities purchased under agreements to resell	94,350	354	0.38	56,465	1,284	2.27	45,360	880	1.94
Secured lending	4,752	85	1.79	2,933	104	3.55	1,350	35	2.58
Mortgage-related securities:
Mortgage-related securities	109,794	4,645	4.23	132,735	5,761	4.34	143,424	6,026	4.20
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(68,005)	(2,377)	(3.50)	(85,407)	(3,524)	(4.13)	(88,757)	(3,437)	(3.87)
Total mortgage-related securities, net	41,789	2,268	5.43	47,328	2,237	4.73	54,667	2,589	4.74
Non-mortgage-related securities	30,053	313	1.04	22,776	500	2.19	18,955	446	2.35
Loans held by consolidated trusts(1)	2,057,249	56,225	2.73	1,882,802	64,927	3.45	1,799,122	61,883	3.44
Loans held by Freddie Mac(1)	92,538	3,065	3.31	86,973	3,656	4.20	98,005	4,154	4.24
Total interest-earning assets	2,345,159	62,340	2.66	2,108,202	72,895	3.46	2,024,648	70,054	3.46
Interest-bearing liabilities:
Debt securities of consolidated trusts including those held by Freddie Mac	2,088,913	(48,658)	(2.33)	1,907,818	(57,504)	(3.01)	1,826,429	(54,966)	(3.01)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(68,005)	2,377	3.50	(85,407)	3,524	4.13	(88,757)	3,437	3.87
Total debt securities of consolidated trusts held by third parties	2,020,908	(46,281)	(2.29)	1,822,411	(53,980)	(2.96)	1,737,672	(51,529)	(2.97)
Debt of Freddie Mac:
Short-term debt	75,668	(606)	(0.80)	85,492	(1,910)	(2.23)	62,893	(1,193)	(1.90)
Long-term debt	218,447	(2,682)	(1.23)	192,100	(5,157)	(2.68)	216,484	(5,311)	(2.45)
Total debt of Freddie Mac	294,115	(3,288)	(1.12)	277,592	(7,067)	(2.55)	279,377	(6,504)	(2.33)
Total interest-bearing liabilities	2,315,023	(49,569)	(2.14)	2,100,003	(61,047)	(2.91)	2,017,049	(58,033)	(2.88)
Impact of net non-interest-bearing funding	30,136	—	0.03	8,199	—	0.01	7,599	—	0.01
Total funding of interest-earning assets	2,345,159	(49,569)	(2.11)	2,108,202	(61,047)	(2.90)	2,024,648	(58,033)	(2.87)
Net interest income/yield		$12,771	0.55%		$11,848	0.56%		$12,021	0.59%
(1)    Loan fees included in interest income were $4.5 billion, $3.2 billion, and $2.6 billion for loans held by consolidated trusts and $86 million, $112 million, and $104 million for loans held by Freddie Mac during 2020, 2019, and 2018, respectively.

FREDDIE MAC | 2020 Form 10-K	26

Management's Discussion and Analysis	Consolidated Results of Operations
Net Interest Income Rate / Volume Analysis

The table below presents a rate and volume analysis of our net interest income. Our net interest income reflects the reversal of interest income accrued, net of interest received on a cash basis, related to mortgage loans that are on non-accrual status.
Table 4 - Net Interest Income Rate / Volume Analysis

	Variance Analysis
	2020 vs. 2019			2019 vs. 2018
(Dollars in millions)	Rate	Volume	Total Change	Rate	Volume	Total Change
Interest-earning assets:
Cash and cash equivalents	($249)	$92	($157)	$101	$19	$120
Securities purchased under agreements to resell	(1,450)	520	(930)	170	234	404
Secured lending	(66)	47	(19)	17	52	69
Mortgage-related securities	(142)	(974)	(1,116)	194	(459)	(265)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	492	655	1,147	(220)	133	(87)
Total mortgage-related securities, net	350	(319)	31	(26)	(326)	(352)
Non-mortgage-related securities	(314)	127	(187)	(31)	85	54
Loans held by consolidated trusts	(14,332)	5,630	(8,702)	159	2,885	3,044
Loans held by Freddie Mac	(813)	222	(591)	(34)	(464)	(498)
Total interest-earning assets	(16,874)	6,319	(10,555)	356	2,485	2,841
Interest-bearing liabilities:
Debt securities of consolidated trusts including those held by Freddie Mac	13,939	(5,093)	8,846	(85)	(2,453)	(2,538)
Extinguishment of debt securities of consolidated trusts held by Freddie Mac	(492)	(655)	(1,147)	220	(133)	87
Total debt securities of consolidated trusts held by third parties	13,447	(5,748)	7,699	135	(2,586)	(2,451)
Debt of Freddie Mac:
Short-term debt	1,105	199	1,304	(237)	(480)	(717)
Long-term debt	3,105	(630)	2,475	(476)	630	154
Total debt of Freddie Mac	4,210	(431)	3,779	(713)	150	(563)
Total interest-bearing liabilities	17,657	(6,179)	11,478	(578)	(2,436)	(3,014)
Net interest income	$783	$140	$923	($222)	$49	($173)
Guarantee Fee Income

Guarantee fee income relates primarily to multifamily securitizations, as we generally do not consolidate our multifamily securitization trusts. For additional details on our multifamily securitizations, see MD&A - Our Business Segments - Multifamily - Products and Activities - Securitizations, Guarantees, and Risk Transfer Products.
Guarantee fee income consists of the following:
■    Contractual guarantee fees - Consists of the fees earned from guarantees issued to third parties and securitization trusts that we do not consolidate.
■    Guarantee obligation amortization - Represents the amortization of our obligation to perform over the term of the guarantee as we are released from risk.
■    Guarantee asset fair value changes - Represents the change in fair value of our right to receive contractual guarantee fees. Because our multifamily loans contain prepayment protection, declining interest rates generally result in a higher guarantee asset fair value, with the opposite effect occurring when interest rates increase.

FREDDIE MAC | 2020 Form 10-K	27

Management's Discussion and Analysis	Consolidated Results of Operations
The table below presents the components of guarantee fee income.
Table 5 - Components of Guarantee Fee Income

				Year Over Year Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$	%	$	%
Contractual guarantee fees	$1,023	$910	$810	$113	12%	$100	12%
Guarantee obligation amortization	977	813	711	164	20	102	14
Guarantee asset fair value changes	(558)	(634)	(655)	76	12	21	3
Guarantee fee income	$1,442	$1,089	$866	$353	32%	$223	26%
Key Drivers:
■    2020 vs. 2019 and 2019 vs. 2018 - Increased primarily driven by multifamily guarantee portfolio growth, coupled with lower fair value losses on our multifamily guarantee assets due to lower interest rates.
Investment Gains (Losses), Net

The table below presents the components of investment gains (losses), net. We use derivatives to economically hedge the interest-rate risk of our financial assets and liabilities. As a result, interest-rate-related fair value gains and losses that we recognize in mortgage loans gains (losses), investment securities gains (losses), and debt gains (losses) generally have offsetting impacts from the derivative instruments that we use to economically hedge interest-rate risk. We recognize these offsetting impacts from derivative instruments in derivative gains (losses).
Table 6 - Components of Investment Gains (Losses), Net

				Year Over Year Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$	%	$	%
Mortgage loans gains (losses)	$5,372	$4,744	$746	$628	13%	$3,998	536%
Investment securities gains (losses)	778	389	(815)	389	100	1,204	148
Debt gains (losses)	701	201	720	500	249	(519)	(72)
Derivative gains (losses)	(5,038)	(4,516)	1,270	(522)	(12)	(5,786)	(456)
Investment gains (losses), net	$1,813	$818	$1,921	$995	122%	($1,103)	(57%)
Mortgage Loans Gains (Losses)

Mortgage loans gains (losses) are primarily generated by our multifamily loan purchase and securitization activities and sales of single-family delinquent and re-performing loans, and consist of the following:
■    Gains (losses) on certain multifamily loan purchase commitments - Represents the change in fair value between the commitment date and settlement date for multifamily loan purchase commitments for which we have elected the fair value option.
■    Gains (losses) on mortgage loans - Includes changes in fair value on held-for-sale loans, including loans for which we have elected the fair value option, as well as any gains and losses realized on the sales of these loans.
Mortgage loans gains (losses) are affected by a number of factors, including:
■    Volume of held-for-sale single-family seasoned mortgage loans;
■    Volume of held-for-sale multifamily loans measured at lower-of-cost-or-fair value;
■    Volume of multifamily loan purchase commitments and mortgage loans for which we have elected the fair value option; and
■    Changes in interest rates and market spreads.

FREDDIE MAC | 2020 Form 10-K	28

Management's Discussion and Analysis	Consolidated Results of Operations
The table below presents the components of mortgage loans gains (losses).
Table 7 - Components of Mortgage Loans Gains (Losses)

				Year Over Year Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$	%	$	%
Single-family:
Gains (losses) on mortgage loans	$1,248	$1,902	$712	($654)	(34)%	$1,190	167%
Multifamily:
Gains (losses) on certain loan purchase commitments	2,288	1,913	$777	375	20	1,136	146
Gains (losses) on mortgage loans	1,836	929	(743)	907	98	1,672	225
Total Multifamily	4,124	2,842	34	1,282	45	2,808	8,259
Mortgage loans gains (losses)	$5,372	$4,744	$746	$628	13%	$3,998	536%
Key Drivers:
■ 2020 vs. 2019 - Single-family mortgage loans gains decreased primarily due to a lower volume of loan sales and higher losses from lower-of-cost-or-fair-value adjustments. For multifamily, higher initial pricing margins on new loan commitments, coupled with realized gains from the sale of a higher volume of loans measured at lower-of-cost-or-fair-value, resulted in higher gains.
■ 2019 vs. 2018 - Single-family mortgage loans gains increased primarily due to a higher volume of loan sales. For multifamily, higher initial pricing margins on new loan commitments, coupled with spread-related fair value improvements, resulted in higher gains.
Investment Securities Gains (Losses)

Investment securities gains (losses) primarily consist of fair value gains and losses recognized on trading securities and realized gains and losses on the sale of available-for-sale securities.
Investment securities gains (losses) are affected by a number of factors, including changes in interest rates and market spreads and volume of sales of available-for-sale securities.
The table below presents the components of investment securities gains (losses).
Table 8 - Components of Investment Securities Gains (Losses)

				Year Over Year Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$	%	$	%
Realized gains (losses) on sales of available-for-sale securities	$393	$170	$324	$223	131%	($154)	(48)%
Realized and unrealized gains (losses) on trading securities	482	328	(1,007)	154	47	1,335	133
Other	(97)	(109)	(132)	12	11	23	17
Investment securities gains (losses)	$778	$389	($815)	$389	100%	$1,204	148%
Key Drivers:
■ 2020 vs. 2019 - Increased primarily due to gains on sales of agency mortgage-related securities and higher gains on trading securities from the decline in long-term interest rates.
■ 2019 vs. 2018 - Shifted to gains during 2019 primarily driven by higher gains on trading securities due to decreasing interest rates, partially offset by lower volume of sales at gains of non-agency mortgage-related securities.

FREDDIE MAC | 2020 Form 10-K	29

Management's Discussion and Analysis	Consolidated Results of Operations
Debt Gains (Losses)

Debt gains (losses) are primarily generated by investments in debt securities of consolidated trusts and active management of our debt funding costs and consist of the following:
■    Fair value changes - Include the gains and losses on debt for which we have elected the fair value option, primarily certain STACR debt notes.
■    Gains (losses) on extinguishment of debt - Represent the difference between the consideration paid and the debt carrying value when we purchase debt securities of consolidated trusts as investments in our mortgage-related investments portfolio and when we repurchase or call debt of Freddie Mac.
Debt gains (losses) are affected by a number of factors, including:
■    Changes in the market spreads between debt yields and benchmark interest rates and
■    Amount and type of debt selected for repurchase based on our investment and funding strategies, including our efforts to support the liquidity and price performance of our mortgage-related securities.
The table below presents the components of debt gains (losses).
Table 9 - Components of Debt Gains (Losses)

				Year Over Year Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$	%	$	%
Fair value changes:
Debt securities of consolidated trusts	$4	($4)	$5	$8	200%	($9)	(180)%
Debt of Freddie Mac	335	136	137	199	146	(1)	(1)
Total fair value changes	339	132	142	207	157	(10)	(7)
Gains (losses) on extinguishment of debt:
Debt securities of consolidated trusts	124	(258)	564	382	148	(822)	(146)
Debt of Freddie Mac	238	327	14	(89)	(27)	313	2,236
Total gains (losses) on extinguishment of debt	362	69	578	293	425	(509)	(88)
Debt gains (losses)	$701	$201	$720	$500	249%	($519)	(72)%
Key Drivers:
■ 2020 vs. 2019 - Increased primarily due to higher gains on extinguishments of debt as a result of more selective debt repurchase activity, coupled with fair value gains on STACR debt notes for which we elected the fair value option as a result of spread widening caused by the significant market volatility related to the COVID-19 pandemic.
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
We continue to align our derivative portfolio to economically hedge the changing duration of our assets and liabilities. We manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. We believe the impact of derivatives on our GAAP financial results should be considered in the context of our overall interest-rate risk profile, including our PVS and duration gap results. For more information about our interest-rate risk management activities and the sensitivity of reported GAAP earnings to those activities, see MD&A - Risk Management - Market Risk.

FREDDIE MAC | 2020 Form 10-K	30

Management's Discussion and Analysis	Consolidated Results of Operations
Derivative gains (losses) consist of the following:
■    Fair value gains (losses) - Represent changes in the fair value of our derivatives while not designated in hedging relationships based on market conditions at the end of the period or at the time the derivative instrument is terminated. These amounts may or may not be realized over time, depending on future changes in market conditions and the terms of our derivative instruments.
■    Accrual of periodic cash settlements on swaps - Consists of the net amount we accrue during a period for interest-rate swap payments that we will make or receive for derivatives while not designated in hedging relationships. This accrual represents the ongoing cost of our hedging activities, and is economically equivalent to interest expense.
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
Derivative gains (losses) are affected by a number of factors, including:
■    Changes in interest rates - Our primary derivative instruments are interest-rate swaps, including pay-fixed and receive-fixed interest-rate swaps. With a pay-fixed interest-rate swap, we pay a fixed rate of interest and receive a variable rate of interest based on a specified notional balance, which is used for calculation purposes only. As interest rates decline, we recognize derivative losses, as the amount of interest we pay remains fixed, and the amount of interest we receive declines. As rates rise, we recognize derivative gains, as the amount of interest we pay remains fixed, but the amount of interest we receive increases. With a receive-fixed interest-rate swap, the opposite results occur.
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
■    Changes in the shape of the yield curve - We own assets and have outstanding debt with cash flows at different tenors along the yield curve. We use derivatives to hedge the yield exposure of assets and debt, resulting in derivatives with different maturities. As a result, changes in the shape of the yield curve will affect our derivative gains (losses).
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
The table below presents the components of derivative gains (losses).
Table 10 - Components of Derivative Gains (Losses)

				Year Over Year Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$	%	$	%
Fair value gains (losses):
Interest-rate risk management derivatives	($1,826)	($3,843)	$849	$2,017	52%	($4,692)	(553)%
Mortgage commitment derivatives	(1,856)	(452)	606	(1,404)	(311)	(1,058)	(175)
CRT-related derivatives	163	(1)	(38)	164	16,400	37	97
Other	57	52	(6)	5	10	58	967
Total fair value gains (losses)	(3,462)	(4,244)	1,411	782	18	(5,655)	(401)
Accrual of periodic cash settlements on swaps	(1,576)	(272)	(141)	(1,304)	(479)	(131)	(93)
Derivative gains (losses)	($5,038)	($4,516)	$1,270	($522)	(12)%	($5,786)	(456)%
Key Drivers:
■    2020 vs. 2019 - Increase in derivative losses, primarily driven by losses on commitments to sell mortgage-related securities as prices increased due to spread tightening, partially offset by gains on commitments to purchase mortgage loans.
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

FREDDIE MAC | 2020 Form 10-K	31

Management's Discussion and Analysis	Consolidated Results of Operations
Credit-Related Expense
Benefit (Provision) for Credit Losses

Our benefit (provision) for credit losses relates primarily to single-family loans held-for-investment and can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted house prices and interest rates, borrower prepayments and delinquency rates, events such as natural disasters or pandemics, the type and volume of our loss mitigation and foreclosure activity, government assistance provided to borrowers, and redesignation of loans between held-for-investment and held-for-sale. Our estimate of expected credit losses is particularly sensitive to changes in forecasted house price growth rates, which affect both the probability and severity of expected credit losses, and changes in forecasted interest rates, as lower (higher) interest rates typically result in higher (lower) expected prepayments and a shorter (longer) estimated loan life, and therefore lower (higher) expected credit losses. See MD&A - Critical Accounting Policies and Estimates for additional information.
The table below presents the components of benefit (provision) for credit losses.
Table 11 - Components of Benefit (Provision) for Credit Losses

				Year Over Year Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$	%	$	%
Benefit (provision) for credit losses:
Single-family	($1,320)	$749	$712	($2,069)	(276)%	$37	5%
Multifamily	(132)	(3)	24	(129)	(4,300)	(27)	(113)
Benefit (provision) for credit losses	($1,452)	$746	$736	($2,198)	(295)%	$10	1%
■    Single-family
●    2020 vs. 2019 - Shifted to a provision primarily due to higher expected credit losses as a result of the COVID-19 pandemic. The higher expected credit losses during 2020 were primarily driven by the following factors:
–Expected credit losses related to COVID-19 relief programs - Our provision for credit losses in 2020 required significant management judgment to estimate the impact of COVID-19-related forbearance and relief programs on our expected credit losses. These judgments included estimates of the number of loans that will receive forbearance, the likely exit paths for loans in forbearance, and the number of loans where forbearance will be unsuccessful and the borrower will ultimately default. These factors resulted in a significant increase in our provision for credit losses for 2020, with the majority of the increase occurring in 1Q 2020. We recognized additional provision for allowances for pre-foreclosure costs and accrued interest receivable related to loans in forbearance due to the COVID-19 pandemic. In total, we increased our provision for credit losses during 2020 by $2.8 billion as a result of the COVID-19 pandemic.
–Portfolio growth - With the adoption of CECL, we recognize expected credit losses over the entire contractual term of the loan at the time of loan acquisition, rather than when it is probable the loan is impaired. In 2020, our single family credit guarantee portfolio grew by $332 billion, or 17%, contributing to the increase in provision for credit losses.
–Growth in realized and forecasted house prices and declines in forecasted interest rates - During 2020, house price appreciation and significant declines in mortgage interest rates partially offset the increase in the provision for credit losses as a result of the COVID-19 pandemic and portfolio growth.
●    2019 vs. 2018 - Remained relatively flat due to the solid credit performance of our single-family portfolio.
■    Multifamily
●    2020 vs. 2019 - Increase in provision due to higher expected credit losses as a result of the COVID-19 pandemic.
●    2019 vs. 2018 - Remained relatively flat due to the stable credit performance of our multifamily portfolio.
The decline in economic activity caused by the COVID-19 pandemic, and the corresponding government response, is unprecedented, and as a result, our estimate of expected credit losses is subject to significant uncertainty. See MD&A - Risk Management - Credit Risk for additional information.

FREDDIE MAC | 2020 Form 10-K	32

Management's Discussion and Analysis	Consolidated Results of Operations
Credit Enhancement Expense

Credit enhancement expense primarily relates to certain single-family CRT transactions and includes the premiums paid to transfer credit risk to third parties and transaction and other costs incurred to enter into those transactions. Credit enhancement expense does not include costs associated with CRT-related debt, which are primarily recognized in interest expense, or the costs associated with CRT-related derivatives, which are recognized in investment gains (losses), net.
Key Drivers:
■    2020 vs. 2019 and 2019 vs. 2018 - Increased primarily due to higher outstanding cumulative volumes of CRT transactions.
See MD&A - Our Business Segments - Single-Family Guarantee - Products and Activities, MD&A - Our Business Segments - Multifamily - Products and Activities, and Note 8 for additional information on our credit enhancements.
Benefit for (Decrease in) Credit Enhancement Recoveries

Benefit for (decrease in) credit enhancement recoveries primarily relates to certain single-family CRT transactions and represents changes in expected recoveries from those transactions. We recognize a benefit for (decrease in) recoveries from many of our CRT transactions at the same time that we recognize an allowance for credit losses on the covered loans, measured on the same basis as the allowance for credit losses on the covered loans.
Key Drivers:
■    2020 vs. 2019 - Increase in benefit for credit enhancement recoveries as a result of the corresponding increase in expected credit losses due to the COVID-19 pandemic.
Operating Expense
Key Drivers:
■    2020 vs. 2019 - Increased primarily due to higher Temporary Payroll Tax Cut Continuation Act of 2011 expense driven by an increase in single-family business activity in 2020.
■    2019 vs. 2018 - Increased primarily due to higher salaries and employee benefits driven by the VERP and higher technology costs in 2019.
Other Comprehensive Income (Loss)
Our investments in securities classified as available-for-sale are measured at fair value on our consolidated balance sheets. The fair value of these securities is primarily affected by changes in interest rates and market spreads. All unrealized gains and losses on these securities are excluded from earnings and reported in other comprehensive income until realized, unless we determine that a decline in fair value is the result of a credit loss. We reclassify our unrealized gains and losses from AOCI to earnings upon the sale of the securities.
Key Drivers:
■    2020 vs. 2019 - Decrease of $0.4 billion primarily driven by recognition of realized gains due to sales of available-for-sale securities.
■    2019 vs. 2018 - Increase of $1.2 billion primarily due to fair value gains as long-term interest rates declined, partially offset by fair value losses due to spread widening on our agency mortgage-related securities.

FREDDIE MAC | 2020 Form 10-K	33

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.
Beginning January 1, 2020, we elected to offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell when such amounts meet the conditions for balance sheet offsetting. Prior period amounts have been reclassified to conform to the current presentation. See Note 1 and Note 11 for additional information.
Table 12 - Summarized Consolidated Balance Sheets

	December 31,		Year Over Year Change
(Dollars in millions)	2020	2019	$	%
Assets:
Cash and cash equivalents	$23,889	$5,189	$18,700	360%
Securities purchased under agreements to resell	105,003	56,271	48,732	87
Subtotal	128,892	61,460	67,432	110
Investment securities, at fair value	59,825	75,711	(15,886)	(21)
Mortgage loans, net	2,383,888	2,020,200	363,688	18
Accrued interest receivable, net	7,754	6,848	906	13
Derivative assets, net	1,205	844	361	43
Deferred tax assets, net	6,557	5,918	639	11
Other assets	39,294	22,799	16,495	72
Total assets	$2,627,415	$2,193,780	$433,635	20%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,210	$6,559	($349)	(5)%
Debt	2,592,546	2,169,685	422,861	19
Derivative liabilities, net	954	372	582	156
Other liabilities	11,292	8,042	3,250	40
Total liabilities	2,611,002	2,184,658	426,344	20
Total equity	16,413	9,122	7,291	80
Total liabilities and equity	$2,627,415	$2,193,780	$433,635	20%
Key Drivers:
As of December 31, 2020 compared to December 31, 2019:
■    Cash and cash equivalents and securities purchased under agreements to resell increased on a combined basis primarily due to higher loan prepayments and a higher cash window loan purchase forecast. In addition, our compliance with updated minimum liquidity requirements established by FHFA has increased the size of our other investments portfolio. For additional information on the minimum liquidity requirements, see MD&A - Liquidity and Capital Resources.
■    Investment securities, at fair value decreased primarily due to sales of agency securities, which allowed us to maintain compliance with the mortgage-related investments portfolio cap imposed by the Purchase Agreement and FHFA while also supporting a higher volume of single-family cash window purchases.
■    Mortgage loans, net increased primarily due to a 17% increase in our single-family credit guarantee portfolio.
■    Derivative assets, net and derivative liabilities, net increased primarily due to significant changes in the fair value of forward commitments to sell mortgage loans and mortgage-related securities.
■    Other assets increased primarily due to higher servicer receivables driven by an increase in mortgage loan payoffs reported but not yet remitted at the end of 4Q 2020.
■    Debt increased primarily due an increase in our debt securities of consolidated trusts held by third parties resulting from the increase in our single-family credit guarantee portfolio.
■    Total equity increased primarily due to our ability to retain earnings as a result of the increase in the applicable Capital Reserve Amount pursuant to the September 2019 and January 2021 Letter Agreements.

FREDDIE MAC | 2020 Form 10-K	34

Management's Discussion and Analysis	Our Business Segments | Segment Earnings
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
Segment Earnings differs significantly from, and should not be used as a substitute for, net income (loss) as determined in accordance with GAAP. Our definition of Segment Earnings may differ from similar measures used by other companies. We believe that Segment Earnings provides us with meaningful metrics to assess the financial performance of each segment and our company as a whole. See Note 17 for additional details on Segment Earnings, including additional financial information for our segments.

FREDDIE MAC | 2020 Form 10-K	35

Management's Discussion and Analysis	Our Business Segments | Segment Earnings
Segment Comprehensive Income

The graph below shows our comprehensive income by segment.

(In millions)
$8,622
$3,481
$1,236
$3,905
$7,787
$1,516
$1,928
$4,343
$7,531
$3,215
$4,520
($204)
2018
2019
2020
Single-family Guarantee
Multifamily
Capital Markets

FREDDIE MAC | 2020 Form 10-K	36

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee
Single-Family Guarantee
Business Overview

The Single-family Guarantee segment provides liquidity and support to the single-family market through a variety of activities that include the purchase, securitization, and guarantee of single-family loans originated by lenders.
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
In accordance with our Charter, we participate in the secondary mortgage market. The mix of loan products we purchase is affected by several factors, including the volume of loans meeting the requirements of our Charter, the volume meeting our risk appetite and originated according to our purchase standards, and the loan purchase and securitization activity of other financial institutions.
Our primary business model is to acquire loans that lenders originate and then pool those loans into mortgage-related securities that transfer interest-rate, prepayment, and liquidity risk to investors and can be sold in the capital markets. To reduce our exposure under our guarantees, we transfer credit risk on a portion of our single-family credit guarantee portfolio to the private market in certain instances. The returns we generate from these activities are primarily derived from the guarantee fees we receive in exchange for providing our guarantee of the principal and interest payments of the issued mortgage-related securities.
In order to issue mortgage-related securities, we establish trusts pursuant to our Master Trust Agreements and serve as the trustee of those trusts. The servicer administers the collection of the borrower's loan payment and remits the collected funds to us. We administer the distribution of payments to the investors in the mortgage-related securities, net of any applicable guarantee fees.
The diagram below illustrates our primary business model.
When a borrower prepays a loan that we have securitized, the outstanding balance of the security owned by investors is reduced by the amount of the prepayment. If the borrower becomes delinquent, we continue to make the applicable payments to the investors in the mortgage-related securities pursuant to our guarantee until we purchase the loan from the trust. We have the option to purchase specified loans, including certain delinquent loans, from the trust at a purchase price equal to the current UPB of the loan, less any outstanding advances of principal that have been previously distributed. At the instruction of FHFA, we generally have been purchasing loans from the trust if they are delinquent for 120 days, and we have the option to purchase sooner under certain circumstances (e.g., imminent default and seller breaches of representations and warranties). We must obtain FHFA's approval to implement changes to our policy to purchase loans from trusts. In response to the COVID-19 pandemic, FHFA has instructed us to maintain loans in payment forbearance plans (including COVID-19 payment forbearance plans) in mortgage-related security pools for at least the duration of the forbearance plan. Once the forbearance period expires, the loans will remain in the related securities pool while they are in certain loan workout programs or offers to enter into these programs remain outstanding. Beginning on January 1, 2021, at the instruction of FHFA and in alignment with Fannie Mae, we extended the trigger to purchase delinquent single-family loans from the trust to 24 months of delinquency, except for loans that meet certain criteria (e.g., permanently modified or foreclosure referral), which may be purchased sooner. We work with delinquent borrowers through our servicers to mitigate our losses through our loan workout programs. If we are unable to achieve a successful loan workout, we will pursue foreclosure of the underlying property, which will result in a third-

FREDDIE MAC | 2020 Form 10-K	37

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee
party sale or our acquisition of the property as REO. For additional details, see MD&A - Risk Management. The purchase and sale of delinquent loans are done in conjunction with the Capital Markets segment.
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
We seek to issue guarantees with fee terms that are commensurate with the aggregate risks assumed and that will, over the long-term, provide guarantee fee income that exceeds the credit-related and administrative expenses on the underlying loans and also provide a return on the capital that would be needed to support the related credit risk. The guarantee fees charged on new acquisitions generally consist of:
■    A contractual monthly fee paid as a percentage of the UPB of the underlying loan, including the legislated 10 basis point increase in guarantee fees under the Temporary Payroll Tax Cut Continuation Act of 2011 and
■    Fees we receive or pay when we acquire a loan, which include delivery fees and buy-up and buy-down fees. Delivery fees are calculated based on credit risk factors such as the loan product type, loan purpose, LTV ratio, and credit score, and are charged to compensate us for higher levels of risk in some loan products. Buy-up and buy-down fees are payments made or received to buy up or buy down, respectively, the monthly contractual guarantee fee and are paid in conjunction with the formation of a security to provide for a uniform coupon rate for the mortgage pool underlying the security. Buy-up fees are allocated to the Capital Markets segment.
We must obtain FHFA's approval to implement across-the-board changes to our risk-based guarantee fees. In addition, from time to time, FHFA issues directives or guidance to us affecting the levels of guarantee fees that we may charge.
Products and Activities

Securitization and Guarantee Products
We offer various types of guarantee and securitization products, primarily Level 1 Securitization Products and Resecuritization Products. In these securitization products, Freddie Mac functions in several capacities: depositor, guarantor, administrator, and trustee. We retain the credit risk and transfer the interest-rate, prepayment, and liquidity risks to the investors. While the Single-family Guarantee segment is responsible for the guarantee of our securities, the Capital Markets segment manages the securitization and resecuritization processes.
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
We issue the following types of Level 1 Securitization Products:
■    UMBS - Single-class pass-through securities issued through the CSP with a 55-day payment delay for TBA-eligible fixed-rate mortgage loans.
■    55-day MBS - Single-class pass-through securities issued through the CSP with a 55-day payment delay for non-TBA-eligible fixed-rate mortgage loans.
■    ARM PCs - Single-class pass-through securities with a 75-day payment delay for ARM products. We do not issue these products through the CSP.
In prior years, we also issued Gold PCs, which were single-class pass-through securities with a 45-day payment delay for fixed-rate mortgage loans. We discontinued the offerings of Gold PCs in 2019. Existing Gold PCs that are not entirely resecuritized are eligible for exchange into UMBS (for TBA-eligible securities) or 55-day MBS (for non-TBA-eligible securities).
All Level 1 Securitization Products are backed only by mortgage loans that we have acquired. We offer (or previously offered) all of the above products through both guarantor swap and cash window programs.
In a guarantor swap execution, we offer transactions in which our customers, primarily large mortgage banking companies and commercial banks, provide us with loans in exchange for a security backed by those same loans, as shown in the diagram below:

FREDDIE MAC | 2020 Form 10-K	38

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Guarantor Swap
Mortgage Seller
Freddie Mac
Freddie Mac Trust
Mortgage Loans
Security
Cash (Upfront fees, Buy-downs)
Cash (Buy-ups)
Mortgage Loans
Security
Guarantee
Cash (Guarantee fee)

In a cash window execution, we purchase mortgage loans from our customers in exchange for cash consideration. Subsequent to purchasing the loans, we typically securitize them for retention in our mortgage-related investments portfolio or for sale to third parties. For the period of time between loan purchase and securitization, we refer to the loan as being in our securitization pipeline. The purchase of loans and sale of securities are managed by the Capital Markets segment.
The January 2021 Letter Agreement requires us to purchase loans for cash consideration; operate this cash window with non-discriminatory pricing; and comply with directives, regulations, restrictions, or other requirements prescribed by FHFA related to equitable secondary market access by community lenders. In addition, beginning on January 1, 2022, we will be required to limit the volume purchased through the cash window to $1.5 billion per lender during any period comprising four calendar quarters. The primary impacts of this requirement will likely be:
■    An increase in our counterparty risk as the volume restriction may operationally impact our customers by requiring them to seek additional sources of funding;
■    A reduction in our ability to align prepayment profiles and securitization practices with Fannie Mae; and
■    A reduction in our cash window loan purchase volume, which may reduce our aggregate single-family loan purchase volume and negatively affect our financial position and results of operations.
There may be additional FHFA guidance in the future that provides additional restrictions not included in the January 2021 Letter Agreement. For additional information about the January 2021 Letter Agreement, see MD&A - Conservatorship and Related Matters.

FREDDIE MAC | 2020 Form 10-K	39

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee
The diagram below illustrates a cash window execution.

Cash Window Securitization
Mortgage Seller
Freddie Mac
Freddie Mac Trust
Securities Dealers & Investors
Cash (Upfront Fees)
Cash Purchase
Mortgage Loans
Cash
Guarantee
Cash (Guarantee fee)
Mortgage Loans
Security
Cash Auction
Security
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
We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities, which are separately guaranteed by Fannie Mae, in our commingled resecuritization products, our guarantee covers timely payment of principal and interest on such products from underlying Fannie Mae securities. If Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, we would be responsible for making the payment. We do not currently charge an incremental guarantee fee to commingle Fannie Mae collateral in resecuritization transactions, although we may do so in the future. However, we are required to hold incremental capital for our guarantees of Fannie Mae securities under the ERCF.
All of the cash flows from the collateral underlying our resecuritization products are generally passed through to investors in these securities. We do not issue resecuritization products that have concentrations of credit risk beyond those embedded in the underlying assets. In many of our resecuritization transactions, securities dealers or investors deliver mortgage assets in exchange for the resecuritization product. In certain cases, we may also transfer our own mortgage assets in exchange for the resecuritization product. The resecuritization activities are managed by the Capital Markets segment. The following diagram provides a general example of how we create resecuritization products.

FREDDIE MAC | 2020 Form 10-K	40

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Resecuritization Products
Security Dealer
Collateral (e.g., UMBS)
Transaction Fees
Security Classes
Freddie Mac
Collateral (e.g., UMBS)
Security Classes
Guarantee
Freddie Mac Trust

We offer the following types of resecuritization products:
■    Single-class resecuritization products - Involve the direct pass through of all cash flows of the underlying collateral to the beneficial interest holders and include:
●    Supers - Resecuritizations of UMBS and certain other mortgage securities. This structure allows commingling of Freddie Mac and Fannie Mae collateral, where newly issued or exchanged UMBS and Supers issued by us or Fannie Mae may be commingled to back Supers issued by us. Fannie Mae also issues Supers. Supers can be backed by:
–UMBS and/or other Supers issued by us or Fannie Mae;
–Existing TBA-eligible Fannie Mae "MBS" and/or "Megas"; and/or
–UMBS and Supers that we have issued in exchange for TBA-eligible PCs and Giant PCs that have been delivered to us in response to our exchange offer.
●    Giant MBS - Resecuritizations of:
–Newly issued 55-day MBS and/or Giant MBS; and/or
–55-day MBS and/or Giant MBS that we have issued in exchange for non-TBA-eligible PCs and non-TBA-eligible Giant PCs that have been delivered to us in response to our exchange offer.
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

FREDDIE MAC | 2020 Form 10-K	41

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee
■ Other securitization products - Guaranteed mortgage-related securities collateralized by non-Freddie Mac mortgage-related securities. However, we have not entered into these types of transactions as part of our Single-family Guarantee business in several years.
We also securitize certain seasoned loans using senior subordinate securitization structures. See the Sales and Securitization of Certain Seasoned Loans section below for additional information.
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
CSP
We continue to work with FHFA, Fannie Mae, and CSS to support the CSP and the UMBS market. We use the CSP for many of the securities administration activities for our Level 1 Securitization Products and resecuritization products. We and Fannie Mae issue a single (common) security called the UMBS through CSP. The UMBS market is designed to enhance the overall liquidity of TBA-eligible Freddie Mac and Fannie Mae securities by supporting their fungibility without regard to which company is the issuer. SIFMA permits UMBS TBA contracts to be settled by delivery of UMBS issued by either Freddie Mac or Fannie Mae under its good-delivery guidelines. In addition, we and Fannie Mae are also able to commingle Freddie Mac and Fannie Mae UMBS and other TBA-eligible mortgage securities in certain resecuritization transactions. We have both operational risk and counterparty risk exposure to Fannie Mae as a result of commingling securities and operational risk exposure to CSS through our use of the CSP for securities administration. For additional information, see MD&A - Risk Management - Counterparty Credit Risk and MD&A - Risk Management - Operational Risk.
We no longer issue securities with a 45-day payment delay. As a result, we are offering an optional exchange program for security holders to exchange certain existing fixed-rate Gold PCs and Giant PCs for corresponding UMBS and other applicable 55-day payment delay Freddie Mac mortgage securities. As part of this program, we make a one-time payment to exchanging security holders for the value of the 10 additional days of payment delay, based on "float compensation" rates we calculate. We do not expect the return from this additional float to fully offset our payments to the security holders. During 2020, we exchanged $122.4 billion in UPB of 45-day payment delay securities, including securities owned by Freddie Mac, for 55-day payment delay securities, and paid $46 million in float compensation in connection with these exchanges.

The primary impacts to Segment Earnings are:

•	Guarantee fee income earned on our guarantee of principal and interest payments on our mortgage-related securities and

•
Benefit (provision) for credit losses, which is affected by changes in estimated probabilities of default and estimated loss severities, the actual level of loan defaults, the effect of loss mitigation efforts, and payment performance of our mortgage portfolio.

CRT Transactions
To reduce our credit risk exposure, we engage in various types of credit enhancements, including CRT transactions and other credit enhancements. We define CRT transactions as those arrangements where we actively transfer the credit risk exposure on mortgages that we own or guarantee. We define other credit enhancements as those arrangements, such as traditional primary mortgage insurance, where we do not actively take part in the transfer of the credit risk exposure. Our CRT transactions are designed to reduce the amount of required capital related to credit risk, to transfer portions of credit losses on groups of previously acquired loans to third-party investors, and to reduce the risk of future losses to us and taxpayers if borrowers go into default. The costs we incur in exchange for this credit protection effectively reduce our guarantee fee income from the associated mortgages.
Each CRT transaction is designed to transfer a certain portion of the credit risk that we assume for loans with certain targeted characteristics. Risk positions may be transferred to third-party investors through one or more CRT transactions. The risk transfer could occur prior to, or simultaneously with, our purchase of the loan (i.e., front-end coverage) or after the purchase of the loan (i.e., back-end coverage). As CRT has become part of our normal business activities, we have established the following programs to regularly transfer portions of credit risk to diversified investors:
STACR and ACIS Offerings
Our two primary CRT programs are STACR and ACIS.
■ STACR - Our primary single-family securities-based credit risk sharing vehicle. STACR Trust note transactions transfer risk to the private capital markets through the issuance of unguaranteed notes using a third-party trust. In a STACR transaction, we create a reference pool of loans from our single-family loan portfolio and a trust issues credit notes linked to the reference pool. The trust makes periodic payments of principal and interest on the notes to noteholders, but is not

FREDDIE MAC | 2020 Form 10-K	42

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee
required to repay principal to the extent that the note balance is reduced as a result of specified credit events on the mortgage loans in the related reference pool. We make payments to the trust to support payment of the interest due on the notes. The amount of risk transferred in each transaction affects the amounts we are required to pay. We receive payments from the trust that otherwise would have been made to the noteholders to the extent there are certain defined credit events on the mortgage loans in the related reference pool. The note balance is reduced by the amount of the payments to us, thereby transferring the related credit risk of the loans in the reference pool to the note investors. Generally, the note balance is also reduced based on principal payments that occur on the loans in the reference pool. Starting in 4Q 2019, the STACR Trust notes issued may qualify for favorable tax treatment for certain types of investors. The following diagram illustrates a typical STACR transaction.
■ ACIS - Our primary insurance-based credit risk sharing vehicle. ACIS transactions are insurance policies we enter into with global insurance and reinsurance companies to cover a residual portion of credit risk on the STACR or standalone reference pools. We pay monthly premiums to the insurers or reinsurers in exchange for claim coverage on their portion of the reference pool. We require our ACIS counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies.
We have established programmatic offerings of STACR and ACIS transactions to regularly transfer credit risk on a targeted population of recently acquired mortgage loans (“on-the-run transactions”). STACR and ACIS are generally complementary programs issued from the same reference pool for on-the-run transactions. The targeted loan population for on-the-run transactions is recently acquired fixed-rate mortgage loans with maturity terms greater than 20 years and LTV ratios between 60% and 97%, excluding loans acquired under our relief refinance programs, government guaranteed loans, and loans that do not meet certain eligibility criteria. Our typical on-the-run transactions are issued on a monthly basis and provide back-end coverage for loans that we acquired approximately two quarters prior to issuance (e.g., a transaction in 4Q 2020 would typically cover loans acquired in 2Q 2020). In a typical on-the-run transaction, we transfer to third-party investors a portion of the credit risk between a specified attachment point and a detachment point which may vary based on numerous factors, such as the type of collateral and market conditions. We generally retain the initial loss position and at least 5% of the credit risk of all the positions sold to align our interests with those of the investors. We also retain all of the senior credit risk position. On-the-run STACR transactions typically have a 30-year maturity and on-the-run ACIS transactions typically have a 12.5-year maturity. The diagram below illustrates a typical on-the-run STACR and ACIS structure.

FREDDIE MAC | 2020 Form 10-K	43

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

STACR & ACIS Structure
Allocation of Losses
Allocation of Paydowns
Class A–H (Reference Tranche Only)
STACR
ACIS
Retained Credit Risk
STACR M–1
ACIS M–1
Class M–1H
STACR M–2
ACIS M–2
Class M–2H
STACR B–1
ACIS B–1
Class B–1H
STACR B–2
ACIS B–2
Class B–2H
Class B–3H (Initial Loss Position)
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
■    Integrated Mortgage Insurance (IMAGINSM) - An insurance-based offering that provides loan-level front-end protection for loans with 80% and higher LTV ratios. IMAGIN is designed to expand and diversify sources of private capital supporting low down payment lending. Mortgage insurance provided to each loan is generally underwritten by a group of insurers and reinsurers. IMAGIN is offered to a broad range of Freddie Mac sellers, who can choose IMAGIN or traditional primary mortgage insurance at their discretion. IMAGIN remains a pilot program and our ability to expand is limited by FHFA.
■    Lender risk sharing - A variety of transactions in which lenders may retain a portion of the credit risk on loans they originate and/or service. These transactions are generally collateralized so that our exposure to counterparty credit risk is not increased. We discontinued offerings of these transactions in 2020.
We also transfer credit risk on newly originated loans and seasoned loans through senior subordinated securitization structures. See the Securitization and Guarantee Products section above and the Sales and Securitization of Certain Seasoned Loans section below for additional information. For additional information on single-family mortgage loan credit enhancements,

FREDDIE MAC | 2020 Form 10-K	44

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee
see MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors.

The primary impacts to Segment Earnings are:

•	Interest expense on our STACR debt notes, net of reinvestment income;

•	Fair value gains and losses recognized on certain CRT transactions;

•	Expenses to transfer credit risk for certain CRT transactions; and

•	Benefits recognized from recoveries under certain CRT transactions.

Sales and Securitization of Certain Seasoned Loans
We manage the balance of our less liquid single-family mortgage loans, many of which we acquired by purchasing delinquent or modified loans from guaranteed securities. We may offer to sell select seasoned single-family mortgage loans through a variety of methods. In these transactions, we may reduce or eliminate our credit risk, in addition to our interest-rate and prepayment risk, associated with the underlying mortgage loans. The sales of these mortgage loans are managed by the Capital Markets segment. Our seasoned loan transactions include the following:
■    Senior subordinate securitization structures backed by seasoned loans (nonconsolidated) - Transactions where we issue guaranteed senior securities and unguaranteed subordinated securities. The collateral for these structures primarily consists of reperforming loans. The unguaranteed subordinated securities absorb first losses on the related loans. Unlike senior subordinate securitization transactions backed by recently originated mortgage loans, in these transactions we transfer servicing to servicers that we believe have capabilities and resources necessary to improve the loss mitigation associated with these loans. As such, the loans are not serviced in accordance with our Guide and we do not control the servicing.
■    Level 1 Securitization Products - We securitize certain reperforming loans, depending on market conditions, business strategy, credit risk considerations, and operational efficiency, using Level 1 Securitization Products through a similar process to that discussed above. We may subsequently resecuritize a portion of the guaranteed securities, with some of the resulting interests being sold to third parties.
■    Whole loan sales - Sales of seriously delinquent loans for cash.

The primary impact to Segment Earnings is:

•	Gains and losses recognized on the reclassification of loans held-for-investment to held-for-sale and subsequent sale of these loans.

Customers

Our customers in the Single-family Guarantee segment are predominantly financial institutions that originate, sell, and perform the ongoing servicing of loans for new or existing homeowners. These companies include mortgage banking companies, commercial banks, regional banks, community banks, credit unions, HFAs, savings institutions, and non-depository financial institutions. Many of these companies are both sellers and servicers for us. Our single-family customers also include investors in our CRT offerings. In addition, we maintain relationships with investors and dealers in our guaranteed mortgage-related securities.
We acquire a significant portion of our loans from several lenders that are among the largest originators in the U.S. In addition, a significant portion of our single-family loans is serviced by several large servicers. The following charts show the concentration of our 2020 single-family purchase volume by our largest sellers and our loan servicing by our largest servicers as of December 31, 2020. Any seller or servicer with a 10% or greater share is listed separately.

FREDDIE MAC | 2020 Form 10-K	45

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee
Percentage of Single-Family Purchase Volume

(Based on UPB of $1,090 billion)

44%
56%
Top 10 sellers
All other sellers

Percentage of Single-Family Servicing Volume(1)

(Based on UPB of $2,326 billion)

11%
38%
51%
Wells Fargo Bank, N.A.
Other top 10 servicers
All other servicers

(1) Percentage of servicing volume is based on the total single-family credit guarantee portfolio, which includes loans where we do not exercise servicing control. However, loans where we do not exercise servicing control are not included for purposes of determining the concentration of servicers who serviced more than 10% of our single-family credit guarantee portfolio.

For additional information about seller and servicer concentration risk and our relationships with our seller and servicer customers, see MD&A - Risk Management - Counterparty Credit Risk - Sellers and Servicers and Note 18.
Competition

Our principal competitors in the Single-family Guarantee segment are Fannie Mae, FHA/VA (with Ginnie Mae securitization), and other financial institutions that retain or securitize loans, such as commercial and investment banks, dealers, and savings institutions. The conservatorship, including direction provided to us by our Conservator, may affect our ability to compete. The areas in which we and Fannie Mae compete have been limited as we have been required by FHFA to align certain of our single-family mortgage purchase offerings, servicing, and securitization practices with Fannie Mae to achieve market acceptance of the UMBS. FHFA has also placed limits on our and Fannie Mae's ability to compete with each other on our returns and in areas that affect prepayment speeds of single-family mortgage-related securities.

FREDDIE MAC | 2020 Form 10-K	46

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee
Business Results

The following graphs and related discussion present the business results of our Single-family Guarantee segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose and Average Guarantee Fee Rate(1) Charged on New Acquisitions
(1)Guarantee fee excludes legislated 10 basis point increase and includes deferred fees recognized over the estimated life of the related loans. We enhanced our estimation methodology related to recognition of buy-up fees in 2019.
Number of Families Helped to Own a Home

■    As a key player in the secondary mortgage market, we maintain a consistent market presence by providing lenders with a constant source of liquidity for conforming loan products. We have funded approximately 22.6 million single-family homes since January 1, 2009. Our loan purchase and guarantee activity increased in 2020 compared to 2019 primarily due to an increase in refinance activity as a result of the low mortgage interest rate environment.
■    The average guarantee fee rate charged on new acquisitions consists of the contractual guarantee fee rate and deferred fee income, including the expected gains (losses) from buy-up fees, recognized over the estimated life of the related loans using our expectations of prepayments and other liquidations. See MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Guarantee Fees for more information on our guarantee fees. The average guarantee fee rate charged on new acquisitions increased in 2020 compared to 2019 primarily due to an increase in contractual guarantee fees.
■    Home sales increased in 2020 compared to 2019 driven by low mortgage interest rates. The low mortgage rate environment, which also led to an increase in mortgage refinance activity during 2020, is expected to continue through 2021 and 2022 as the Federal Reserve stated that it intends to keep interest rates low for an extended period of time.
■    We continued working to improve access to affordable housing, including through our Home Possible® loan initiatives. Our Home Possible loan initiatives offer down payment options as low as 3% and are designed to help qualified borrowers with limited savings buy a home. We purchased approximately 145,000 loans under these initiatives in 2020. We also continue to implement programs that support responsibly broadening access to affordable housing by:
●    Improving the effectiveness of pre-purchase and early delinquency counseling for borrowers;
●    Expanding our ability to support borrowers who do not have a credit score;
●    Implementing the Duty to Serve Underserved Markets plan; and
●    Increasing support for first-time home buyers and mortgage industry professionals.

FREDDIE MAC | 2020 Form 10-K	47

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee
While we are responsibly expanding our programs and outreach capabilities to better serve low- and moderate-income borrowers and underserved markets, these loans result in increased credit risk. Expanding access to affordable housing will continue to be a top priority in 2021. See MD&A - Regulation and Supervision - Federal Housing Finance Agency - Duty to Serve Underserved Markets Plan for more information.
Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio as of December 31,

(UPB in billions)
$1,854
$1,932
$2,103
$1,896
$1,994
$2,326
$346
$293
$233
$1,550
$1,701
$2,093
2018
2019
2020
Core single-family loan portfolio
Legacy and relief refinance single-family loan portfolio
Average portfolio UPB during the year

Single-Family Loans as of December 31

(Loan count in millions)
$173,000
$178,000
$194,000
10.9
11.2
12.0
2.9
2.6
2.2
8.0
8.6
9.8
2018
2019
2020
Core single-family loan portfolio
Legacy and relief refinance single-family loan portfolio
Average loan UPB

■    The single-family credit guarantee portfolio increased during 2020 by approximately 17%, driven by an increase in U.S. single-family mortgage debt outstanding and higher new business activity. Additionally, continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.
■    As we continued to purchase new loans, our core single-family loan portfolio grew to 90% of the single-family credit guarantee portfolio at December 31, 2020, compared to 85% at December 31, 2019. Our legacy and relief refinance single-family loan portfolio, which generally has a weaker credit profile, continued to run off, declining to 10% of the single-family credit guarantee portfolio at December 31, 2020, compared to 15% at December 31, 2019.
■    The average portfolio Segment Earnings guarantee fee rate recognizes deferred fee income over the contractual life of the related loans (usually 30 years). If the related loans prepay, the remaining fee is recognized immediately. The effect of prepayments may be offset by our upfront fee hedging activities. See MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Guarantee Fees for more information on our guarantee fees and Note 17 for more information on the effect of our upfront fee hedging activities on Segment Earnings.
■    The average portfolio Segment Earnings guarantee fee rate was 49 bps, 40 bps, and 35 bps at December 31, 2020, December 31, 2019, and December 31, 2018, respectively (all excluding the legislated 10 basis point increase in guarantee fees). The rate increased in 2020 compared to 2019 due to an increase in the recognition of deferred fee income driven by faster loan prepayments as a result of the low mortgage interest rate environment, and an increase in contractual guarantee fees as older vintages were replaced by acquisitions of new loans with higher contractual guarantee fees.

FREDDIE MAC | 2020 Form 10-K	48

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee
CRT Activities

We transfer credit risk on a portion of our single-family credit guarantee portfolio to the private market, which reduces the risk of future losses to us when borrowers go into default. The graphs below show the issuance amounts associated with CRT transactions for loans in our single-family credit guarantee portfolio.
CRT Issuance Protected UPB CRT Issuance Maximum Coverage
(In billions) (In billions)
■    During 2020, 2019, and 2018, 62%, 71%, and 74%, respectively, of our single-family acquisitions were loans in the targeted population for our CRT transactions (primarily 30-year fixed-rate loans with LTV ratios between 60% and 97%). The decline from 2019 to 2020 was primarily driven by a decrease in the number of recently acquired loans with maturity terms greater than 20 years and improved credit quality of recently acquired loans.
■    Our CRT issuance amounts increased during 2020 due to our ability to shorten the loan acquisition to CRT issuance timeline from approximately three quarters to two quarters, as well as increases in loan purchase and guarantee activity. These issuances were supported by solid investor demand and subscription levels even though our ability to execute these transactions was negatively impacted by the effects of the COVID-19 pandemic during 2Q 2020. However, the COVID-19 pandemic continues to impose uncertainties and may continue to adversely impact our transactions going forward.
■    In November 2020, FHFA released a final rule that establishes the ERCF as a new regulatory capital framework for Freddie Mac and Fannie Mae. The ERCF, which will become effective on February 16, 2021, has a transition period for compliance. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order; however, we may begin implementing the ERCF sooner, upon the direction of FHFA or otherwise. The ERCF specifies substantial capital requirements and could affect our CRT business strategies, perhaps significantly. For additional information, see MD&A – Regulation and Supervision – Legislative and Regulatory Developments – FHFA Enterprise Regulatory Capital Framework.
■    We evaluate our CRT strategy and make changes to such strategy depending on market conditions, including the significant market volatility caused by the COVID-19 pandemic, and our business strategy. Our risk appetite limits are also governed by FHFA and these limits may lead us to take actions to comply with these limits, including continued execution of CRT transactions. See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our CRT activities and other credit enhancements.

FREDDIE MAC | 2020 Form 10-K	49

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee
Loss Mitigation Activities

The following graph provides details about our completed single-family loan workout activities. The forbearance data below is limited to loans in forbearance that were past due based on the loan’s original contractual terms.

Completed Loan Workout Activity

(UPB in billions, number of loan workouts in thousands)

426
$90.3
90
47
$14.8
$7.9
2018
2019
2020
Total single-family loan workouts
Number of loan workouts

■    Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of forbearance period, payment deferrals, modifications, successfully completed repayment agreements, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the year, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 280,000 loans in forbearance plans and 10,000 loans in other active loss mitigation activity as of December 31, 2020.
■    We continue to help struggling families retain their homes or otherwise avoid foreclosure through loan workouts. Our loan workout activity increased significantly in 2020 compared to 2019 primarily driven by the increase in completed forbearance plans and payment deferrals related to the COVID-19 pandemic.
■    As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we may pursue sales of certain seriously delinquent and reperforming loans depending on market conditions, business strategy, credit risk considerations, and operational efficiency. See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Engaging in Loss Mitigation Activities for more information on our loss mitigation activities.
■    Pursuant to FHFA guidance and the CARES Act, we offer mortgage relief options for borrowers affected by the COVID-19 pandemic. Among other things, we have been offering forbearance of up to 12 months to single-family borrowers experiencing a financial hardship, either directly or indirectly, related to COVID-19. Under FHFA’s guidance, we are extending COVID-19 forbearances up to 15 months for eligible borrowers, and this forbearance term may be further extended by FHFA in the future. On July 1, 2020, we began providing servicers a payment deferral option to offer to eligible homeowners. We expect the volume of our loss mitigation activities related to the effects of the pandemic to remain elevated in 2021 as a result of the actions we take to support the mortgage market. For additional information on our responses to the pandemic, see Introduction - About Freddie Mac - COVID-19 Pandemic Response Efforts.
See MD&A - Risk Management for additional information on our loan workout activities.

FREDDIE MAC | 2020 Form 10-K	50

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee
Financial Results

The table below presents the components of the Segment Earnings and comprehensive income for our Single-family Guarantee segment.
Table 13 - Single-Family Guarantee Segment Financial Results

				Year Over Year Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$	%	$	%
Guarantee fee income	$10,292	$7,773	$6,581	$2,519	32%	$1,192	18%
Investment gains (losses), net	956	964	307	(8)	(1)	657	214
Other income (loss)	241	391	841	(150)	(38)	(450)	(54)
Net revenues	11,489	9,128	7,729	2,361	26	1,399	18
Benefit (provision) for credit losses	(1,680)	418	448	(2,098)	(502)	(30)	(7)
Credit enhancement expense	(1,696)	(1,434)	(1,069)	(262)	(18)	(365)	(34)
Benefit for (decrease in) credit enhancement recoveries	305	41	(8)	264	644	49	613
REO operations expense	(152)	(245)	(189)	93	38	(56)	(30)
Credit-related expense	(3,223)	(1,220)	(818)	(2,003)	(164)	(402)	(49)
Administrative expense	(1,609)	(1,647)	(1,491)	38	2	(156)	(10)
Other expense	(943)	(786)	(568)	(157)	(20)	(218)	(38)
Operating expense	(2,552)	(2,433)	(2,059)	(119)	(5)	(374)	(18)
Segment Earnings (Losses) before income tax (expense) benefit	5,714	5,475	4,852	239	4	623	13
Income tax (expense) benefit	(1,178)	(1,110)	(944)	(68)	(6)	(166)	(18)
Segment Earnings (Losses), net of taxes	4,536	4,365	3,908	171	4	457	12
Total other comprehensive income (loss), net of tax	(16)	(22)	(3)	6	27	(19)	(633)
Total comprehensive income (loss)	$4,520	$4,343	$3,905	$177	4%	$438	11%
Key Drivers:
■    2020 vs. 2019
●    Higher guarantee fee income primarily due to portfolio growth, higher deferred fee income recognition driven by faster loan prepayments as a result of the low mortgage interest rate environment, and higher contractual guarantee fee rates.
●    Benefit (provision) for credit losses shifted to a provision due to higher expected credit losses as a result of the COVID-19 pandemic and portfolio growth, partially offset by growth in realized and forecasted house prices and declines in forecasted interest rates during 2020.
●    Higher credit enhancement expense primarily due to higher outstanding cumulative volumes of CRT transactions.
●    Higher benefit for credit enhancement recoveries primarily due to a corresponding increase in expected credit losses as a result of the COVID-19 pandemic.
■    2019 vs. 2018
●    Higher guarantee fee income primarily due to higher deferred fee income recognition, partially offset by the amortization of hedge accounting related basis adjustments, driven by faster prepayments, coupled with higher contractual guarantee fee rates.
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
●    Higher credit enhancement expense primarily due to higher outstanding cumulative volumes of CRT transactions.

FREDDIE MAC | 2020 Form 10-K	51

Management's Discussion and Analysis	Our Business Segments | Multifamily
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
While we maintain a variety of products and activities, our primary business model is to acquire multifamily loans for aggregation and then securitization. The returns we generate from these activities are primarily derived from (i) the net interest income we earn on the loans prior to their securitization, (ii) the price received upon securitization of the loans versus the price we paid to acquire the loans, and (iii) the ongoing guarantee fee we receive in exchange for providing our guarantee primarily on the issued senior securities. We evaluate these factors collectively to assess the profitability of any given transaction and to maximize our returns.
Our securitization activities generally (i) provide us with a mechanism to finance our loan product offerings, (ii) reduce our credit risk, interest-rate risk, and liquidity risk exposure on the loans that we purchase, and (iii) reduce our conservatorship capital required under CCF. For multifamily loans that we do not intend to securitize, we may pursue other strategies, including the execution of other CRT products designed to transfer to third parties all or a portion of the loan's credit risk.
Products and Activities

Our support of the multifamily market generally begins with our underwriting of the loans that we commit to purchase from our Optigo® network of approved lenders and typically ends with the disposition of those loans, generally through a borrower payoff. Through our support of the multifamily mortgage market, borrowers can obtain lower financing costs, which can benefit renters through lower rental rates and/or improved services or amenities. Our commitment to purchase multifamily loans generally begins with an index lock agreement or a loan purchase commitment.
Index Lock Agreements
We offer borrowers an option to lock the Treasury index component of their fixed rate loans anytime during the quote or underwriting process. This option enables borrowers to lock the most volatile part of their coupon, thereby providing an enhanced level of risk mitigation against interest-rate volatility. The index lock period offered for most loans is 60 days and is generally followed by a loan purchase commitment. We economically hedge our interest-rate exposure from these agreements primarily by entering into pay-fixed, receive-float interest-rate swaps. Index lock agreements do not qualify for accounting recognition and therefore our interest-rate risk management activities related to index lock agreements temporarily introduce volatility in our financial results until the index lock agreement becomes a loan purchase commitment.

The primary impact to Segment Earnings is:

•	Fair value gains or losses recognized on interest-rate derivatives. These gains or losses are generally offset once an index lock agreement becomes a loan purchase commitment and is accounted for at fair value.

Loan Purchase Commitments
Prior to issuing an unconditional commitment to purchase a multifamily loan, we negotiate with the lender the specific economic terms and conditions of our commitment, including the loan's purchase price, index, and mortgage spread. We price our loans to achieve an initial pricing margin that we expect to realize at securitization. Decisions related to the commitment price and/or mortgage spread will affect our initial pricing margin and are generally influenced by our current business strategy, the type of loan that we acquire (i.e., whether it qualifies as mission-driven, affordable housing), the amount available under the loan purchase cap, current securitization spreads, and changing market conditions. The initial pricing margin, which is based on the price we would receive to sell the mortgage loans in a typical securitization transaction, is recognized at the commitment date for commitments we measure at fair value and at the time of securitization for loans where we do not elect the fair value option.
At the time we commit to purchase a multifamily loan, we preliminarily determine our intent with respect to that loan. For commitments to purchase fixed-rate loans that we intend to sell or securitize (i.e., held-for-sale commitments), we elect the fair value option and therefore recognize and measure these commitments at fair value in our consolidated financial statements. We do not elect the fair value option for commitments to purchase floating-rate loans or loans that we intend to hold for the foreseeable future (i.e., held-for-investment commitments), and therefore these commitments are not recognized in our consolidated financial statements.

FREDDIE MAC | 2020 Form 10-K	52

Management's Discussion and Analysis	Our Business Segments | Multifamily
Our multifamily commitments and loans measured at fair value are subject to changes in fair value due to two main risks: (i) interest-rate risk and (ii) spread risk. While we use derivatives to economically hedge the interest rate-related fair value changes of these assets measured at fair value, we continue to be exposed to spread-related fair value changes. The fair values of our commitments and loans are generally impacted by changes in K Certificate benchmark spreads, which are market-quoted spreads over the swap rate. We generally recognize spread-related fair value gains (losses) for our commitments and loans measured at fair value when these benchmark spreads tighten (widen). We partially reduce our spread-related fair value exposure by purchasing or entering into certain spread-related derivatives, thereby obtaining some protection against significant adverse movements in market spreads.

The primary impacts to Segment Earnings are:

•	At the commitment date, the initial pricing margin is recognized on held-for-sale commitments where we elected the fair value option; and

•	After the commitment date, but prior to purchase, changes in the fair value of commitments where we elected the fair value option are recognized, net of interest-rate risk management activities. These fair value adjustments result from changes in the expected pricing of our securitizations due to changes in interest rates and securitization market spreads.

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
We also continue to support the multifamily mortgage market's LIBOR transition efforts by promoting new floating rate loans indexed to SOFR. Since September 2020, we have successfully quoted, purchased, and securitized new floating rate loans indexed to SOFR. The loans indexed to SOFR will be used as collateral in our SOFR bond offerings, thereby adding liquidity to the market and facilitating the transition to SOFR.
The amount and type of multifamily loans that we purchase is significantly influenced by the multifamily loan purchase cap that is established by FHFA. In 3Q 2019, FHFA announced a multifamily loan purchase cap of $100.0 billion for the five-quarter period from 4Q 2019 through 4Q 2020. This cap applied to all multifamily business activity, with no exclusions. To ensure a strong focus on affordable housing and traditionally underserved markets, at least 37.5% of the multifamily business had to be mission-driven, affordable housing over the same five-quarter period. Examples of multifamily loans that qualify as mission-driven, affordable housing include certain senior housing loans, small balance loans, manufactured housing loans, and targeted affordable housing loans.
In November 2020, FHFA announced that the 2021 multifamily loan purchase cap for the multifamily business will be $70.0 billion. At least 50% of the multifamily new business activity must be mission-driven, affordable housing, generally defined as affordable to renters at 80% of AMI or below, with at least 20% being affordable to renters at 60% of AMI or below. The production cap is subject to reassessment throughout the year by FHFA to determine whether an increase in the cap is appropriate based on a stronger than expected overall market.
The January 2021 Letter Agreement capped multifamily loan purchases at $80 billion in any 52-week period, subject to annual adjustment by FHFA. Based on FHFA guidance, this Purchase Agreement cap is in addition to FHFA's multifamily loan purchase cap for 2021 and the measurement period for the Purchase Agreement cap should be applied prospectively (i.e., this

FREDDIE MAC | 2020 Form 10-K	53

Management's Discussion and Analysis	Our Business Segments | Multifamily
cap does not include volumes from the 52 weeks prior to the January 2021 Letter Agreement). At least 50% of the multifamily new business activity in any calendar year must be mission-driven, pursuant to FHFA guidelines. For more information on the January 2021 Letter Agreement, see MD&A - Conservatorship and Related Matters.
We typically elect the fair value option for fixed-rate held-for-sale loans but do not elect the fair value option for floating-rate loans or loans we intend to hold for the foreseeable future or to use as collateral in a PC transaction. The vast majority of all new multifamily loan purchases are initially classified as held-for-sale and included in our securitization pipeline. The holding period for loans in our securitization pipeline generally ranges between two and five months, as we aggregate sufficient loans with similar terms and risk characteristics to securitize. For example, loans purchased during the first quarter will generally be used as collateral for securitizations that settle in the second and third quarters of that same year.

The primary impacts to Segment Earnings are:

•	While in our securitization pipeline, changes in fair value recognized on loans classified as held-for-sale and measured at fair value, net of interest-rate risk management activities. These fair value adjustments result from changes in the expected pricing of our securitizations due to changes in interest rates and securitization market spreads; and

•	Interest income on loans while held in our mortgage-related investments portfolio.

Securitizations, Guarantees, and Risk Transfer Products
We securitize substantially all of the loans in our securitization pipeline after a short holding period. We enter into various types of securitizations that generally result in the transfer of all or a portion of the underlying collateral's interest-rate risk, liquidity risk, and/or credit risk to third parties.
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
For guarantees to non-consolidated entities or other third parties, we generally recognize a guarantee asset at inception. This asset, which represents the right to collect contractual guarantee fees, is recorded at fair value with subsequent changes in fair value recognized in earnings. The fair value of our guarantee assets may vary significantly from period-to-period based on changes in market conditions, including interest rates and credit spreads. Because our multifamily loans contain prepayment protection, decreasing interest rates generally result in a higher guarantee asset fair value, with the opposite effect occurring when interest rates increase. See Note 5 for additional information on our accounting for guarantees.
Our typical securitization structure and level of subordination are designed to achieve appropriate economic returns when we sell loans for securitization. Depending on the securitization product and subordination levels selected, we may realize a higher (lower) gain on sale, but recognize lower (higher) ongoing guarantee fee income.
The ERCF specifies substantial capital requirements and could affect our CRT business strategies, perhaps significantly. We are currently evaluating the impact to our business going forward. Additionally, our risk appetite limits are governed by FHFA and these limits may lead us to continue executing risk transfer transactions in a similar way as in the past despite not receiving as much capital relief under the ERCF. For additional information on ERCF, see MD&A - Introduction – FHFA Enterprise Regulatory Capital Framework.
Primary Securitization Products
Our primary securitization products are K Certificate and SB Certificate transactions, which transfer substantially all of the interest-rate risk, liquidity risk, and credit risk of the underlying collateral. The structures of these transactions typically involve the issuance of senior, mezzanine, and subordinated securities that represent undivided beneficial interests in trusts that hold pools of multifamily loans that we previously purchased. The volume of our primary securitizations is generally influenced by the product mix and size of our securitization pipeline, along with market demand for multifamily securities. As shown in the diagram below, in a typical K Certificate transaction, we sell multifamily loans to a non-Freddie Mac securitization trust that issues senior, mezzanine, and subordinated securities, and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. In these transactions, we guarantee the senior securities, but do not issue or guarantee the mezzanine or subordinated securities. As a result, the interest-rate risk, liquidity risk, and a substantial amount of the expected and stressed credit risk is sold to third-party investors through securitization.

FREDDIE MAC | 2020 Form 10-K	54

Management's Discussion and Analysis	Our Business Segments | Multifamily

K Certificate Transactions

Mortgage Seller
Mortgage Loans
Cash
Freddie Mac
Mortgage Loans
Cash
Guarantee
Cash (Guarantee Fee)
Guarantee
Non-Freddie Mac Trust
Guaranteed Bonds (Senior)
Cash
Freddie Mac Trust
Unguaranteed bonds (subordinate and mezzanine)
Cash
Guaranteed K Certificates
Cash
Investors

■    K Certificates - Regularly issued structured pass-through securities backed by recently originated multifamily loans. This product offers investors a wide range of structural and collateral options that provide for stable cash flows and a structured credit enhancement. While the amount of guarantee fee we receive may vary by collateral type, it is generally fixed for those K Certificate series that we issue with regular frequency (e.g., 7- and 10-year fixed-rate K Certificates and our Floating Rate K Certificates). The guarantee fees received on recently issued standard K Certificates range between 30 basis points and 50 basis points.
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
From time to time, we may undertake certain activities to support the liquidity of K Certificates and SB Certificates. For more information, see Risk Factors - Market Risk - The profitability of our multifamily business could be adversely affected by a significant decrease in demand for our K Certificates and SB Certificates. Also, we may undertake certain actions to support the overall multifamily market, including the market's LIBOR transition efforts. In December 2019, we issued the first multifamily real estate securitization with securities indexed to SOFR and have cumulatively issued $9.0 billion in floating rate K Certificates indexed to SOFR. These activities have added liquidity to the market and are intended to facilitate the transition to SOFR.
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
Our largest other securitization product is PCs, which are fully guaranteed securities. In these transactions, we securitize multifamily loans into pass-through securities that are similar in structure to our Single-family Guarantee segment Level 1 Securitization Products. Since we guarantee the timely payment of scheduled principal and interest and direct loss mitigation activities, we consolidate the securitization trusts used in these transactions.

FREDDIE MAC | 2020 Form 10-K	55

Management's Discussion and Analysis	Our Business Segments | Multifamily
Summary of Our Primary Business Model and Its Impacts to Segment Earnings
The following diagram summarizes the activities included in our primary business model for fixed-rate loans measured at fair value and the corresponding impacts to our Segment Earnings.
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
■    SCR debt notes - Through the issuance of our SCR debt notes, which are unsecured and unguaranteed corporate debt obligations, we transfer to third parties a portion of the credit risk of the loans underlying certain of our consolidated other securitizations and certain of our other mortgage-related guarantees. The interest we pay on our SCR debt notes effectively reduces the income we would otherwise earn on the assets underlying the reference pool. SCR debt notes are generally similar in structure to our Single-family Guarantee segment's STACR debt notes.
In addition to our other CRT products, we engage in whole loan sales, including sales of loans to funds to which we may also provide secured financing, to eliminate our interest-rate risk, liquidity risk, and credit risk exposure to certain loans.
For additional information on multifamily credit enhancements, see MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors.
Investing Activities
■    Mortgage loans - We hold a portfolio of multifamily loans as part of a buy-and-hold investment strategy or to use as collateral in our PC transactions. However, this strategy is not part of our primary business model.
■    Mortgage-related securities - Depending on market conditions and our business strategy, we may purchase or sell guaranteed K Certificates or SB Certificates at issuance or in the secondary market, including interest-only securities. Through our ownership of the interest-only securities, we are exposed to the credit risk on the loans underlying our securitizations.

FREDDIE MAC | 2020 Form 10-K	56

Management's Discussion and Analysis	Our Business Segments | Multifamily
■    Other investments - We invest in certain non-mortgage investments, including LIHTC partnerships and other secured lending activities.
Customers

Our multifamily loan activity is generally sourced through our Optigo network of approved lenders, who are primarily non-bank real estate finance companies and banks. We generally provide post-construction financing to apartment project operators with established performance records. The following charts show the concentration of our 2020 multifamily new business activity by our largest sellers and loan servicing by our largest servicers as of December 31, 2020. Any seller or servicer with a 10% or greater share is listed separately.
Percentage of New Business Activity(1)

(Based on UPB of $82.5 billion)

16%
14%
11%
10%
31%
18%
CBRE Capital Markets, Inc.
Berkadia Commercial Mortgage LLC
JLL Real Estate Capital, LLC
Walker & Dunlop, LLC
Other top 10 sellers
All other sellers

(1) Excludes LIHTC new business activity.
Percentage of Servicing Volume(2)

(Based on UPB of $345.5 billion)

17%
13%
11%
39%
20%
CBRE Capital Markets, Inc.
Berkadia Commercial Mortgage LLC
JLL Real Estate Capital, LLC
Other top 10 servicers
All other servicers

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

FREDDIE MAC | 2020 Form 10-K	57

Management's Discussion and Analysis	Our Business Segments | Multifamily
Business Results

The graphs, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity for the Year Ended December 31,
Acquisition of Units by AMI for the Year Ended December 31,

■    As of December 31, 2020, our cumulative new business activity subject to the cap was $100.0 billion. Approximately 39% of this activity was mission-driven, affordable housing. The 2021 purchase cap for the multifamily business will be $70 billion as instructed by FHFA.
■    Outstanding commitments, including index lock commitments and commitments to purchase or guarantee multifamily assets, were $18.7 billion and $14.6 billion as of December 31, 2020 and December 31, 2019, respectively.
■    Our 2020 new business activity was slightly higher than 2019 due to ongoing demand for multifamily financing driven by the low interest-rate environment resulting in continued growth in overall multifamily mortgage debt outstanding.
■    The portion of our new mortgage loan purchase activity that was classified as held-for-sale and intended for our securitization pipeline increased slightly to 88% in 2020 from 87% in 2019. The purchase activity that remained in our securitization pipeline as of December 31, 2020, combined with market demand for our securities, will be a driver for our primary securitizations in the first two quarters of 2021.

FREDDIE MAC | 2020 Form 10-K	58

Management's Discussion and Analysis	Our Business Segments | Multifamily
Securitization, Guarantee, and Risk Transfer Activity

Securitization and Guarantee Activities for the Year Ended December 31,

(UPB in billions)
38
40
45
$73.4
$0.6
$8.3
$64.5
$76.3
$0.9
$8.4
$67.0
$76.4
$1.4
$5.9
$69.1
2018
2019
2020
Guaranteed securities issued by our securitizations
Unguaranteed subordinated securities issued by our securitizations
Other mortgage-related guarantees
Average guarantee fee rate (in bps)

■    Total securitization UPB for 2020 was flat compared to 2019, as the UPB increase attributable to greater PC issuance activity was mostly offset by a decline in deal size of our SB Certificate transactions, which was partially limited by the composition of our securitization pipeline.
■    Approximately 88% and 90% of total securitization UPB related to our primary securitizations during 2020 and 2019, respectively.
■    The average guarantee fee rate on new guarantee contracts increased during 2020 compared to 2019, primarily driven by higher guarantee fee rates on new K Certificate securitizations as we reduced subordination levels for certain of these transactions by issuing lower amounts of unguaranteed subordinated securities. The lower subordination levels are still expected to absorb a substantial amount of expected and stressed credit losses. Additionally, our average guarantee fee rate increased as we issued a higher volume of PC securitizations that have higher negotiated guarantee fee rates due to the lack of subordination.
■    In addition to the credit risk we transferred to third parties through our securitizations, we obtained credit protection of up to $0.3 billion and $0.2 billion on $4.2 billion and $3.0 billion of UPB through our other CRT products and loss sharing arrangements during 2020 and 2019, respectively.

FREDDIE MAC | 2020 Form 10-K	59

Management's Discussion and Analysis	Our Business Segments | Multifamily
Multifamily Portfolio and Market Support

The following table summarizes our multifamily portfolio and our support of the multifamily market.
Table 14 - Multifamily Portfolio and Market Support

(In millions)	December 31, 2020	December 31, 2019
Guarantee portfolio:
Primary securitizations	$274,393	$240,134
Other securitizations	26,967	20,205
Other mortgage-related guarantees	11,029	10,514
Total guarantee portfolio	312,389	270,853
Mortgage-related investments portfolio:
Unsecuritized mortgage loans held-for-sale	23,789	18,954
Unsecuritized mortgage loans held-for-investment	9,618	10,831
Mortgage-related securities(1)	4,180	5,889
Total mortgage-related investments portfolio	37,587	35,674
Other investments(2)	2,838	2,945
Total multifamily portfolio	352,814	309,472
Add: Unguaranteed securities(3)	43,204	40,666
Less: Acquired mortgage-related securities(4)	(4,055)	(5,709)
Total multifamily market support	$391,963	$344,429
Total units financed	4,597,597	4,305,480
(1)Includes mortgage-related securities acquired by us from our securitizations.
(2)Includes the carrying value of LIHTC investments and the UPB of non-mortgage loans, including financing provided to whole loan funds.
(3)Reflects the UPB of unguaranteed securities issued as part of our securitizations and amounts related to loans sold to whole loan funds that were not financed by Freddie Mac.
(4)Reflects the UPB of mortgage-related securities that were both issued as part of our securitizations and acquired by us. This UPB must be removed from the mortgage-related securities balance to avoid double-counting the exposure, as it is already reflected within the guarantee portfolio or unguaranteed securities.
■    Our total multifamily portfolio increased during 2020, primarily due to our loan purchase and securitization activity. We expect continued growth in our total portfolio in 2021 as purchase and securitization activities should outpace run off.
■    At December 31, 2020, approximately 58% of our held-for-sale loans were fixed-rate, while the remaining 42% were floating-rate.
■    As of December 31, 2020, we had cumulatively transferred a substantial amount of the expected and stressed credit risk on the multifamily guarantee portfolio primarily through subordination in our securitizations. In addition, nearly all of our securitization activities shifted substantially all of the interest-rate and liquidity risk associated with the underlying collateral away from Freddie Mac to third-party investors.
■    We earn guarantee fees in exchange for providing our guarantee of some or all of the securities we issue as part of our securitizations and for our other mortgage-related guarantees. The average guarantee fee rate on our guarantee portfolio was 38 basis points and 37 basis points as of December 31, 2020 and December 31, 2019, respectively, while the average remaining guarantee term was eight years as of both December 31, 2020 and December 31, 2019. While we expect to earn future guarantee fees at the average guarantee fee rate over the average remaining guarantee term, the actual amount earned will depend on the performance of the underlying collateral subject to our financial guarantee.

FREDDIE MAC | 2020 Form 10-K	60

Management's Discussion and Analysis	Our Business Segments | Multifamily
Net Interest Yield

Net Interest Yield & Average Investment Portfolio Balance
(Weighted average balance in billions)

2.44%
2.58%
2.56%
$44.9
$0.4
$9.9
$34.6
$41.4
$1.2
$8.1
$32.1
$36.8
$1.7
$6.4
$28.7
2018
2019
2020
Unsecuritized mortgage loans
Mortgage-related securities
Other investments portfolio (excludes LIHTC)
Net interest yield

■    2020 vs. 2019
●    Net interest yield remained relatively flat.
●    The weighted average investment portfolio balance of interest-earning assets was lower due to a decrease in the average balance of unsecuritized held-for-sale loans primarily driven by the timing of loan purchases and securitizations.
■    2019 vs. 2018
●    Net interest yield increased primarily due to a higher yield and higher prepayment income received from mortgage-related securities, coupled with lower funding costs on our held-for-sale mortgage loans driven by lower interest rates.
●    The weighted average investment portfolio balance of interest-earning assets decreased due to a reduction of our unsecuritized held-for-investment loans as we securitized more of these loans into PC securitizations.

FREDDIE MAC | 2020 Form 10-K	61

Management's Discussion and Analysis	Our Business Segments | Multifamily
Mortgage Loans Gains (Losses), Net and Initial Pricing Margin on Commitments

Multifamily Segment Mortgage Loans Gains (Losses), Net
(In millions)

70
56
28
55
55
26
$2,497
$488
$84
$1,925
$1,202
$231
$1,203
($232)
$193
$875
($172)
($510)
2018
2019
2020
Initial pricing margin on commitments
Spread-related fair value changes
Other
10-year fixed-rate spread (in bps)
7-year ARM spread (in bps)

Source of spread data in basis points: Independent Dealers

Initial Pricing Margin on Commitments
(In millions)

4.56%
2.35%
$1,925
1.28%
$1,203
$875
2018
2019
2020
Initial pricing margin on commitments
Initial pricing margin on commitments (%)

(Notional in millions) 2018 2019 2020
New loan commitments
measured at fair value $68,439 $51,253 $42,227
■    We primarily recognize revenue from our mortgage loans as mortgage loans gains (losses), net, which is a component of investment gains (losses), net. The amount of mortgage loans gains (losses), net, shown above is net of gains and losses on derivative instruments we use to economically hedge the interest-rate risk of the loan commitments and mortgage loans.
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
■    We recognized larger gains in mortgage loans gains (losses), net, during 2020 compared to 2019 primarily due to higher initial pricing margins on new loan commitments and greater realized gains from the sale of a higher volume of loans measured at the lower-of-cost-or-fair-value. While initial pricing margin remains at record levels, changes in market conditions and/or business strategy may reduce these margins in the future.

FREDDIE MAC | 2020 Form 10-K	62

Management's Discussion and Analysis	Our Business Segments | Multifamily
Financial Results

The table below presents the components of the Segment Earnings and comprehensive income for our Multifamily segment.
Table 15 - Multifamily Segment Financial Results

				Year Over Year Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$	%	$	%
Net interest income	$943	$1,069	$1,096	($126)	(12)%	($27)	(2)%
Guarantee fee income	1,444	1,101	861	343	31	240	28
Mortgage loans gains (losses), net	2,497	1,202	193	1,295	108	1,009	523
Other investment gains (losses), net	(450)	(626)	(177)	176	28	(449)	(254)
Investment gains (losses), net	2,047	576	16	1,471	255	560	3,500
Other income (loss)	176	108	129	68	63	(21)	(16)
Net revenues	4,610	2,854	2,102	1,756	62	752	36
Credit-related expense	(136)	(18)	9	(118)	(656)	(27)	(300)
Administrative expense	(514)	(503)	(437)	(11)	(2)	(66)	(15)
Other expense	(37)	(41)	(36)	4	10	(5)	(14)
Operating expense	(551)	(544)	(473)	(7)	(1)	(71)	(15)
Segment Earnings (Losses) before income tax (expense) benefit	3,923	2,292	1,638	1,631	71	654	40
Income tax expense	(809)	(465)	(319)	(344)	(74)	(146)	(46)
Segment Earnings (Losses), net of taxes	3,114	1,827	1,319	1,287	70	508	39
Total other comprehensive income (loss), net of tax	101	101	(83)	—	—	184	222
Total comprehensive income (loss)	$3,215	$1,928	$1,236	$1,287	67%	$692	56%
Key Drivers:
■    2020 vs. 2019
●    Decrease in net interest income driven by lower average loan and mortgage-related security balances, coupled with a decline in mortgage-related security prepayment income.
●    Increase in guarantee fee income driven by continued growth in our guarantee portfolio, coupled with lower fair value losses on our multifamily guarantee assets due to lower interest rates.
●    Higher investment gains (net of other comprehensive income) driven by strong initial pricing margins on new loan commitments, coupled with increased realized gains from the sale of a higher volume of loans measured at lower-of-cost-or-fair-value.
●    Increase in credit-related expense due to higher expected credit losses as a result of the negative economic effects of the COVID-19 pandemic.
■    2019 vs. 2018
●    Net interest income remained relatively flat.
●    Increase in guarantee fee income primarily driven by continued growth in our guarantee portfolio, coupled with lower fair value losses on our guarantee assets due to lower interest rates.
●    Higher investment gains (net of other comprehensive income) driven by strong initial pricing margins on new loan commitments, coupled with spread-related fair value improvements.

FREDDIE MAC | 2020 Form 10-K	63

Management's Discussion and Analysis	Our Business Segments | Capital Markets
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
We provide a company-wide treasury function, primarily managing our funding and liquidity needs on both a short- and long-term basis. The primary activities of the treasury function include issuing, calling, and repurchasing debt of Freddie Mac and maintaining a portfolio of non-mortgage investments.
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
Finally, the Capital Markets segment is responsible for management of our securitization and resecuritization activities related to single-family loans, which are discussed in more detail in MD&A - Our Business Segments - Single-Family Guarantee.
Certain business activities are significantly constrained by limitations under the Purchase Agreement and limitations imposed by FHFA. These constraints reduce the size of our mortgage-related investments portfolio, limit investments used for liquidity and contingency, and constrain our future purchase volume through the cash window. These limitations increase our funding costs and negatively impact our results of operations. We may also forgo certain investment opportunities due to the risk that an accounting treatment may create earnings variability. For additional information on the limits on the mortgage-related investments portfolio established by the Purchase Agreement and by FHFA, see MD&A - Conservatorship and Related Matters. For additional information on the limits on the investments used for our liquidity and contingency portfolio established by FHFA, see MD&A - Liquidity and Capital Resources.
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
■    Single-family unsecuritized loans - We acquire single-family unsecuritized loans in two primary ways:
●    Loans acquired through our cash window that are awaiting securitization - We securitize most of the loans acquired through our cash window into Freddie Mac mortgage-related securities, which may be sold to investors or retained in our mortgage-related investments portfolio; and
●    Seriously delinquent or modified loans that we have removed from our consolidated trusts - Certain of these loans may reperform, either on their own or through modification. Reperforming loans are managed by both the Capital Markets and Single-family Guarantee segments, but are included in the Capital Markets segment's financial results. Loans that remain seriously delinquent are also managed by both the Capital Markets and Single-family Guarantee segments, but are included in the Single-family Guarantee segment's financial results. We may continue to reduce the balance of our seriously delinquent and reperforming loans through a variety of methods, including loss mitigation and foreclosure activities and securitizations and sales. For more information on securitization and sales of seasoned loans, see MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Products and Activities - Sales and Securitization of Certain Seasoned Loans.

FREDDIE MAC | 2020 Form 10-K	64

Management's Discussion and Analysis	Our Business Segments | Capital Markets
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

•
Fair value gains and losses due to changes in interest rate and market spreads on our agency and non-agency mortgage-related securities and on certain securities held within our other investments portfolio that are accounted for as investment securities. These amounts are recognized in Segment Earnings or total other comprehensive income (loss) depending upon their classification (trading or available-for-sale, respectively);

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
We may incur costs to support our presence in the agency securities market and to support the liquidity and price performance of our securities. For more information, see Risk Factors - Market Risks - A significant decline in the price performance of or demand for our UMBS could have an adverse effect on the volume and/or profitability of our new single-family guarantee business.
Funding and Liquidity Management Activities
Our treasury function manages the funding needs of the company, including the Capital Markets segment, primarily through the issuance of unsecured debt of Freddie Mac. The type and term of debt issued is based on a variety of factors and is designed to meet our ongoing cash needs and to comply with our Liquidity Management Framework. This Framework provides a mechanism for us to sustain periods of market illiquidity, while being able to maintain certain business activities and remain current on our obligations. See MD&A - Liquidity and Capital Resources - Liquidity Management Framework for additional discussion of our Liquidity Management Framework.
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

FREDDIE MAC | 2020 Form 10-K	65

Management's Discussion and Analysis	Our Business Segments | Capital Markets
■    Reference Notes® securities - Reference Notes securities are non-callable fixed-rate securities, which we generally issue with original maturities greater than or equal to two years.
■    Securities sold under agreements to repurchase - Collateralized short-term borrowings where we sell securities to a counterparty with an agreement to repurchase those securities at a future date.
In addition, proceeds from STACR debt notes, SCR debt notes, upfront fees and net worth are used to meet the funding needs of the company. We are no longer issuing STACR debt notes on a regular basis as STACR debt note transactions have been replaced with STACR Trust note transactions. For a description of STACR transactions, see MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Products and Activities, and for a description of SCR debt notes, see MD&A - Our Business Segments - Multifamily - Business Overview - Products and Activities.
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

Interest-Rate Risk Management Activities
We manage the economic interest-rate risk for the company and have management-approved limits for interest-rate risk, as measured by our models. See MD&A - Risk Management - Market Risk for additional information, including the measurement of the interest-rate sensitivity of our financial assets and liabilities.
There is a cash flow mismatch between our assets and liabilities that we use to fund those assets. This mismatch in cash flows not only leads to liquidity risk, but also results in interest-rate risk. We typically use interest-rate derivatives to reduce the economic risk exposure due to this mismatch. Using our risk management practices described in the MD&A - Risk Management - Market Risk section, we seek to reduce this impact to low levels. Additionally, assets that are likely to be sold prior to their final maturity may have a different debt and derivative mix than assets that we plan to hold for a longer period. As a result, interest-rate risk measurements for those assets may include additional assumptions (such as a view on expected changes in market spreads) concerning their price sensitivity rather than just a longer-term view of cash flows.
To manage our interest-rate risk, we primarily use interest rate swaps, options, swaptions, and futures. When we use derivatives to mitigate our risk exposures, we consider a number of factors, including cost, exposure to counterparty credit risk, and our overall risk management strategy.
While our interest-rate risk management activities are primarily focused on reducing our economic interest-rate risk, we also use hedge accounting strategies to reduce our GAAP earnings variability. We use hedge accounting to better align our earnings with the economics of our business. After dedesignation of a fair value hedging relationship, the amount of amortization of the fair value hedging basis adjustment associated with the previously designated hedged item that we recognize in a period may differ from the change in fair value of the previously designated hedging instrument during that period, which may create variability in our earnings. Hedge accounting is not intended to change the investment and portfolio management decisions that our segment would otherwise make. For more information on our use of hedge accounting see MD&A - Risk Management - Market Risk - Earnings Sensitivity to Market Risk and Note 10.
We have participated in transactions that support the development of the Secured Overnight Financing Rate (SOFR) as an alternative rate to LIBOR and expect to continue to do so for the foreseeable future. These transactions include investment in and issuance of SOFR indexed floating-rate debt securities and securitizations and execution of SOFR indexed derivatives. For additional details on SOFR see Risk Factors - Market Risks - The expected discontinuance of LIBOR could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth. A transition to an alternative reference interest rate could present operational problems and subject us to possible litigation risk. We may be unable to take a consistent approach across our financial products.

FREDDIE MAC | 2020 Form 10-K	66

Management's Discussion and Analysis	Our Business Segments | Capital Markets

The primary impacts to Segment Earnings are:

•	Fair value gains and losses on derivatives not designated in qualifying hedge relationships;

•	Interest income/expense on derivatives; and

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

Securitization Activities
We manage the company's securitization and resecuritization activities related to single-family loans. See MD&A - Our Business Segments - Single-Family Guarantee for a discussion of our single-family securitization and guarantee products.
Customers

Our customers include banks and other depository institutions, insurance companies, money managers, central banks, pension funds, state and local governments, REITs, brokers and dealers, and a variety of lenders as discussed in MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Customers. Our unsecured debt securities and structured mortgage-related securities are initially purchased by dealers and redistributed to their customers.

FREDDIE MAC | 2020 Form 10-K	67

Management's Discussion and Analysis	Our Business Segments | Capital Markets
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
Investments Portfolio as of December 31,
Mortgage Investments Portfolio as of December 31,
■    The balance of our mortgage investments portfolio decreased by $33.8 billion from December 31, 2019 to December 31, 2020 primarily due to mortgage-related investments portfolio constraints imposed by the Purchase Agreement and FHFA, coupled with higher single-family loan purchase volume. See MD&A - Conservatorship and Related Matters for additional details.
■    The balance of our other investments portfolio increased 59.4% from $100.3 billion as of December 31, 2019 to $159.9 billion as of December 31, 2020, primarily due to higher near-term cash needs driven by a higher expected single-family cash window loan purchase forecast, coupled with a larger liquidity and contingency operating portfolio as we transitioned to comply with the updated minimum liquidity requirements established by FHFA. In addition, our custodial trust account balance increased due to higher loan prepayments.
■    The overall liquidity of our mortgage investments portfolio continued to improve as our less liquid assets decreased during 2020. The percentage of less liquid assets relative to our total mortgage investments portfolio declined from 17.9% at December 31, 2019 to 14.6% at December 31, 2020, primarily due to securitizations and sales.

FREDDIE MAC | 2020 Form 10-K	68

Management's Discussion and Analysis	Our Business Segments | Capital Markets
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
■    During 2020, our sales of less liquid assets included $8.3 billion in UPB of reperforming loans using our senior subordinate securitization structures. As part of these transactions, we retained certain of the guaranteed senior securities for our mortgage-related investments portfolio.
■    One of our strategies is to securitize reperforming loans into Level 1 Securitization Products. In 2020, we securitized $1.4 billion of single-family reperforming loans into 55-day MBS. We initially retained the resulting mortgage-related securities and may resecuritize or sell them to third parties.
■    Our less liquid assets are likely to increase in future periods due to the effects of the COVID-19 pandemic as we will likely purchase a higher amount of delinquent and modified loans from securities after borrowers exit forbearance plans.

FREDDIE MAC | 2020 Form 10-K	69

Management's Discussion and Analysis	Our Business Segments | Capital Markets
Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balances
(Weighted average balance in billions)

1.22%
0.94%
0.16%
$263.2
$265.1
$317.8
$55.8
$72.5
$134.9
$50.2
$89.9
$125.0
$61.8
$151.9
$104.1
2018
2019
2020
Mortgage-related securities
Other investments
Single-family unsecuritized loans
Net Interest Yield

■    2020 vs. 2019 - Net interest yield decreased primarily due to higher liquidation rates, driven by lower interest rates, resulting in an increase in amortization expense and additional expense due to payments to security holders of the full monthly coupon rate when loans pay off mid-month. In addition, our custodial trust account balance increased due to higher prepayments and earned a minimal yield due to historically low interest rates.
■    2019 vs. 2018 - Net interest yield decreased primarily due to the lower and flatter interest rate environment, coupled with a change in our investment mix, as the other investments portfolio represented a larger percentage of our total investments portfolio, and an increase in amortization expense resulting from higher loan liquidation rates.
■    Net interest yield for the Capital Markets segment is not affected by our hedge accounting programs due to reclassifications made for Segment Earnings. See Note 17 for more information.

FREDDIE MAC | 2020 Form 10-K	70

Management's Discussion and Analysis	Our Business Segments | Capital Markets
Financial Results

The table below presents the components of the Segment Earnings and comprehensive income for our Capital Markets segment.
Table 16 - Capital Markets Segment Financial Results

				Year Over Year Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$	%	$	%
Net interest income	$522	$2,486	$3,217	($1,964)	(79)%	($731)	(23)%
Investment gains (losses), net	(231)	(36)	1,803	(195)	(542)	(1,839)	(102)
Other income (loss)	(266)	(700)	340	434	62	(1,040)	(306)
Net revenues	25	1,750	5,360	(1,725)	(99)	(3,610)	(67)
Administrative expense	(412)	(414)	(365)	2	—	(49)	(13)
Other expense	(21)	(54)	(11)	33	61	(43)	(391)
Operating expense	(433)	(468)	(376)	35	7	(92)	(24)
Segment Earnings (Losses) before income tax (expense) benefit	(408)	1,282	4,984	(1,690)	(132)	(3,702)	(74)
Income tax (expense) benefit	84	(260)	(976)	344	132	716	73
Segment Earnings (Losses), net of taxes	(324)	1,022	4,008	(1,346)	(132)	(2,986)	(75)
Total other comprehensive income (loss), net of tax	120	494	(527)	(374)	(76)	1,021	194
Total comprehensive income (loss)	($204)	$1,516	$3,481	($1,720)	(113)%	($1,965)	(56)%
The portion of total comprehensive income (loss) driven by interest rate-related and market spread-related fair value changes, after-tax, is presented in the table below. These amounts affect various line items in the table above, including investment gains (losses), net, income tax expense, and total other comprehensive income (loss), net of tax.
Table 17 - Capital Markets Segment Interest Rate-Related and Market Spread-Related Fair Value Changes, Net of Tax

				Year Over Year Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$	%	$	%
Interest rate-related	$0.6	($0.4)	($0.3)	$1.0	250%	($0.1)	(33)%
Market spread-related	(0.7)	0.2	0.4	(0.9)	(450)	(0.2)	(50)
Key Drivers:
■    2020 vs. 2019
●    Net interest income decreased primarily due to higher liquidation rates, driven by lower interest rates, resulting in an increase in amortization expense and additional expense due to payments to security holders of the full monthly coupon rate when loans pay off mid-month. In addition, our custodial trust account balance increased due to higher prepayments and earned a minimal yield due to historically low interest rates.
●    Decrease in investment gains (losses), net, primarily due to losses on commitments to sell mortgage-related securities as prices increased due to spread tightening, partially offset by gains on commitments to purchase mortgage loans. In addition, we recognized interest rate-related fair value gains as long-term interest rates further declined. The decrease in long-term interest rates resulted in fair value gains on many of our investments in securities (some of which are recorded in other comprehensive income), partially offset by derivative losses and amortization expense from previously deferred fair value hedge accounting basis adjustments related to hedging company-wide interest-rate risk. See MD&A - Risk Management - Market Risk for additional information on the effect of market-related items on our comprehensive income.
●    Increase in other income primarily due to higher net amortization of certain basis adjustments on loans and debt securities of consolidated trusts.
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

FREDDIE MAC | 2020 Form 10-K	71

Management's Discussion and Analysis	Our Business Segments | Capital Markets
approximately $0.5 billion in gains from debt repurchase activity and the $0.3 billion increase in interest rate-related and market spread-related fair value losses shown in the table above.  Both of these declines were primarily attributable to the decrease in long-term interest rates. Our derivative volume increased beginning in 2Q 2019 as we updated our interest-rate risk measures to include upfront fees (including buy-downs) related to single-family credit guarantee activity recorded in the single-family segment.  This increase in derivative volume introduced additional volatility in our financial results that primarily drove our interest rate-related fair value losses. See MD&A - Risk Management - Market Risk for additional information on the effect of market-related items on our comprehensive income.
●    Decrease in other income primarily due to lower net amortization income driven by the timing differences in amortization related to prepayment between debt of consolidated trusts and the underlying loans from our cash purchase program. For further discussion on timing differences in amortization, see MD&A - Consolidated Results of Operations.

FREDDIE MAC | 2020 Form 10-K	72

Management's Discussion and Analysis	Risk Management | Overview
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
We utilize a risk taxonomy to define and classify risks that we face in operating our business. These risks have the potential to adversely affect our current or projected financial and operational resilience. The risk taxonomy is also the basis for aligning corporate risk policies and standards. Risks are classified into the following categories:
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
Enterprise Risk Framework

The enterprise risk framework is a key component for how we manage risk to achieve our mission, strategy, and business objectives. The enterprise risk framework:
■    Defines risk roles and responsibilities across the three lines of defense and
■    Promotes accountability and transparency in risk management decisions and execution.
The framework includes the following components:
■    Risk Appetite - The risk appetite is the level of risk, both in aggregate and by risk type, within the company's risk capacity that the Board and management are willing to assume to achieve the company's strategic goals. The risk appetite is influenced by our available capital, and integrated and aligned with the strategic plans for the company and each business segment. The risk appetite is approved by the Board of Directors and then by FHFA as Conservator, who may change our risk appetite or risk limits.
■    Capital Framework - We have historically used FHFA's CCF, and internal capital methodologies, where available, to measure risk for making economically effective decisions. FHFA issued a new capital rule, the ERCF, under which we will be required to report regulatory capital consistent with the new rule beginning January 1, 2022. We are transitioning to ERCF and may begin implementing sooner, upon the direction of FHFA.
■    Risk Profile - The risk profile is a point-in-time assessment and measurement of inherent and/or residual risk for a specific risk type, measured at a divisional or enterprise level for the relevant risk types. The risk profile considers risk trends, elevated, emerging, and top risks, control performance, and risk indicators. The risk profile also incorporates results from, and may inform, stress testing or scenario analysis, judgmental evaluation of external and internal risk drivers, and any development that may affect performance relative to the company's strategy and business objectives.
■    Risk Governance - Risk governance defines the way in which we manage risk across the company by articulating specific roles and responsibilities across the three lines of defense, including escalation and reporting. It is formalized through the delegations of authority, corporate risk policies and standards, and the risk governance structure at the division, enterprise, and Board levels.
●    Delegations of Authority - The Board of Directors delegates authority to the CEO (and while that office is vacant, to the President), who then delegates to members of executive management.
●    Issuance of Corporate Risk Policies and Standards - Corporate risk policies and standards define roles and responsibilities with respect to risk management, establish risk approval requirements, and set forth escalation and reporting requirements.

FREDDIE MAC | 2020 Form 10-K	73

Management's Discussion and Analysis	Risk Management | Overview
●    Risk Governance Structure - The risk governance structure consists of management- and Board-level committees and their roles and responsibilities are formalized in their charters.
The diagram below illustrates the components of the enterprise risk framework.

Framework Component
Strategic Plan Must be Integrated With the Framework
Risk Appetite
Capital Framework
Risk Profile
Risk Identification & Classification
Risk Assessment & Measurement
Risk Management & Control
Risk Reporting
Oversight & Effective Challenge Occurs Across the Framework
Risk Governance
Delegations of Authority
Corporate Risk Policies & Standards
Risk Governance (Committee) Structure
Risk Culture

FHFA has increased supervisory expectations related to how risk is managed and overseen by management and the Board, and specifically the role of ERM to provide independent risk oversight and effective challenge. As a result, we must continue to invest in our risk management practices to meet these expectations.
Enterprise Risk Governance Structure

We manage risk using a three-lines-of-defense risk management model and governance structure that includes enterprise-wide oversight by the Board and its committees, the CRO, and the CCO.
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

FREDDIE MAC | 2020 Form 10-K	74

Management's Discussion and Analysis	Risk Management | Overview

Board of Directors

- Provides enterprise-wide risk oversight, including through its committees
- Approves the Enterprise Risk Policy, which establishes the enterprise risk framework
- Approves the Strategic Plan
- Approves the enterprise risk appetite, which must be aligned with the Strategic Plan, subject to FHFA (as Conservator) approval

Board Risk Committee

- Reviews and recommends the Enterprise Risk Policy and the enterprise risk appetite to the Board of Directors for approval
- Assists the Board in the oversight of our enterprise risk framework
- Reviews significant enterprise risk exposures, risk management strategies, and top and emerging risks
- Reviews changes to key business practices and new business initiatives that may significantly alter the enterprise risk profile

Board Audit Committee

- Provides oversight of the integrity of the company's financial statements and internal controls
- Reviews management's guidelines and policies governing the processes for assessing and managing our risks
- Reviews our management guidelines and policies for managing Freddie Mac's risk exposures, and the steps management has taken to monitor and control such exposures
- Appoints and oversees independent public accountant
- Oversees performance of Internal Audit Division
- Reviews compliance with legal and regulatory requirements

Enterprise Risk Committee

- Established by the CEO and chaired by the CRO, comprising members of senior management
- Monitors the risk profile of each business line and the management of the company's risk exposures consistent with the ERP
- Reviews aggregate enterprise-wide key risks, including top, emerging, and elevated risk exposures

1 FIRST LINE OF DEFENSE

Business Lines

- Responsible, with support from our Enterprise divisions, for identifying, measuring, monitoring, controlling, and reporting risks in adherence to the established risk appetite, risk limits, risk thresholds, and risk policies and standards approved by senior management and/or our Board or Board Committees

2 SECOND LINE OF DEFENSE

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

Compliance

- Responsible for the independent assessment and oversight of ethics and compliance risk across the company
- Advises employees and business lines on ethical and regulatory matters
- Develops enterprise compliance and ethics program to properly manage the risk of failure to comply with all relevant laws, rules, and regulations governing our business
- Issues and maintains compliance policies and standards for the enterprise, which are designed to effectively govern, identify, measure, monitor, test, and report compliance risk inherent in our business activities
- Establishes and maintains the enterprise Code of Conduct to promote a culture of ethical business conduct in the workplace and among our third parties

3 THIRD LINE OF DEFENSE

Internal Audit

- Responsible for evaluating the design adequacy, operational effectiveness, and efficiency of governance, risk management, and control processes, for both the first and second lines of defense

FREDDIE MAC | 2020 Form 10-K	75

Management's Discussion and Analysis	Risk Management | Credit Risk
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
On January 1, 2020, we adopted CECL, which changed our methodology for accounting for credit losses on financial assets measured at amortized cost and off-balance sheet credit exposures. See Note 1 for additional information on our adoption of CECL. See Note 4, Note 5, and Note 7 for additional information on the changes in our significant accounting policies that affect the accounting for credit losses on our single-family and multifamily credit risk exposures as a result of our adoption of CECL.
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
■    Loan quality control practices, including post-close credit review and the underwriting defects repurchase process, help to validate that the loan origination process is in compliance with our Guide and that loans perform at or above expected levels; and
■    Seller/servicer management, including in-house quality control and performance monitoring, helps to maintain quality control for loans sold and/or serviced by third parties.
Underwriting Standards
We use a delegated underwriting process in connection with our acquisition of single-family loans whereby we set eligibility and underwriting standards, and sellers represent and warrant to us that loans they sell to us meet these standards. Our eligibility and underwriting standards are used to assess loans based on a number of characteristics.
Limits are established on the purchase of loans with certain higher risk characteristics. These limits are designed to balance our credit risk exposure while supporting affordable housing in a responsible manner. Our purchase guidelines generally provide for a maximum original LTV ratio of 97% for creditworthy first-time homebuyers and for a targeted segment of creditworthy borrowers meeting certain AMI requirements under our affordable housing initiatives, a maximum original LTV ratio of 95% for all other home purchase and no cash out refinance loans, a maximum original LTV ratio of 80% for cash-out refinance loans, no maximum LTV ratio for fixed-rate loans, and a 105% maximum LTV ratio for ARMs in our relief refinance programs.

FREDDIE MAC | 2020 Form 10-K	76

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
Loan Advisor is our main tool for assessing loan eligibility and documentation. Loan Advisor is a set of integrated software applications and services designed to give lenders access to our view of risk, loan quality, and eligibility during the origination process, which promotes efficient commerce between lenders and Freddie Mac. As a key component of Loan Advisor, Loan Product Advisor® ("LPA") takes advantage of proprietary data models and intelligent automation to help validate all loans meet our underwriting standards. LPA features innovative tools and offerings leveraging algorithms to enhance the origination process and generates an assessment of a loan’s credit risk and overall quality.
Historically, the majority of our purchase volume was assessed using either LPA, Fannie Mae's comparable software Desktop Underwriter (DU), or the seller's proprietary automated underwriting system. We have implemented steps to require the loans we purchase to be assessed by one of Freddie Mac's proprietary underwriting software tools, LPA or Loan Quality Advisor®, prior to purchase. By the end of 2020, substantially all of the loans we purchase are now assessed by Freddie Mac proprietary software, helping validate their compatibility with our risk appetite and reducing the volume of loans we acquire with layered risk.
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
Quality Control Practices
We employ a quality control process to review loan underwriting documentation for compliance with our standards using both random and targeted samples. We also perform quality control reviews of many delinquent loans and review loans that have resulted in credit losses before the representations and warranties are relieved. Sellers may appeal our ineligible loan determinations prior to repurchase of the loan.
We use a standard quality control process that facilitates more timely reviews and is designed to identify breaches of representations and warranties early in the life of the loan. Proprietary tools, such as Quality Control Advisor®, provide greater transparency into our customer quality control reviews.
Appraisal Waivers
Since June 2017, Freddie Mac has permitted sellers to originate certain eligible loans without a traditional appraisal by leveraging our proprietary models, along with historical data and public records through our Loan Product Advisor® Automated Collateral Evaluator (ACE). For mortgaged properties meeting certain qualifications as specified in the Guide, the property value (purchase price for purchase transactions and borrower provided estimated value for refinances) along with condition are assessed using ACE. ACE uses our in-house automated valuation model, Home Value Explorer® (HVE). HVE was built and is periodically enhanced for the express purpose of managing collateral risk at Freddie Mac. ACE leverages statistically based, empirically derived confidence scores to assess collateral risk.
In response to the COVID-19 pandemic, in March 2020 we introduced expanded eligibility of ACE waivers to include no cash-out refinance with LTV up to 90% and cash-out refinances for primary residences up to 70% LTV and second homes up to 60% LTV. During the pandemic, homeowners and appraisers expressed concerns with entering properties which potentially could stall the process of closing loans. As a result of this expansion combined with a historically high refinance market (ACE waivers are granted more often for refinanced loans), ACE waiver usage increased substantially during 2020. We monitor the size of ACE waivers relative to Fannie Mae’s appraisal waivers to reduce prepayment misalignment risk in UMBS.

FREDDIE MAC | 2020 Form 10-K	77

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
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
Temporary Underwriting Changes Due to COVID-19 Pandemic
We have announced temporary changes in our underwriting standards due to the COVID-19 pandemic, which may negatively affect the expected performance of purchased loans that were underwritten under these temporary changes.
In March and May 2020, we introduced a number of temporary measures to help provide sellers with the clarity and flexibility to continue to lend in a prudent and responsible manner during the COVID-19 pandemic. Certain measures have been revised and the application date windows for these measures have been extended as outlined below. These temporary measures include:
■    Allowing flexibility in demonstrating a borrower's current employment status for applications received through February 28, 2021.
The following temporary measures are in effect until further notice:
■    Requiring income and asset documentation, including that associated with self-employed borrowers, to be dated closer to the loan closing date in order to verify the most up-to-date information is being used to support the borrower's ability to repay;
■    Providing additional document requirements and guidance for borrowers whose income is derived from self-employment. These requirements were revised and became effective for applications dated on or after December 14, 2020;
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
In March and April 2020, we announced loan processing flexibilities to expedite loan closings and help keep homebuyers, sellers, and appraisers safe during the COVID-19 pandemic. These flexibilities have also been extended to include loans with applications dated on or before February 28, 2021. They include:
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
The measures related to use of powers of attorney and remote online notarization have been incorporated into our Guide and are therefore no longer temporary. Some of these changes in our underwriting standards due to the COVID-19 pandemic may negatively affect the expected performance of loans purchased while these changes are in effect. The pandemic may also strain sellers' ability to increase their operational capacity to handle the historically high volume of refinance mortgages while maintaining proper quality control, which may further impact the credit quality of the loans we purchase during the affected periods. In addition, the CARES Act requires creditors to report to credit bureaus that loans in relief programs, such as forbearance plans, repayment plans, and loan modification programs, are current as long as the loans were current prior to entering into the relief programs and the borrowers remain in compliance with the programs. This credit reporting requirement applies to all mortgage relief programs entered into between January 31, 2020 and the date that is 120 days after the declaration of the national emergency related to the COVID-19 pandemic ends. As a result, our ability to evaluate purchases of new loans may be adversely affected as credit scores may not fully reflect the impact of relief programs, offered by us or other creditors, into which borrowers may have entered.
We announced in April 2020 that we would temporarily purchase certain single-family mortgage loans that have entered into forbearance as a result of borrower hardship caused by the COVID-19 pandemic in order to help provide liquidity to the mortgage market and allow originators to keep lending. This temporary measure was extended to include mortgage loans with note dates on or after April 1, 2020 and on or before December 31, 2020 and with settlement dates on or before February 28, 2021. The purchases of such loans have been insignificant. We also temporarily halted the purchase of negotiated bulk transactions and the purchase of flow loans with more than six months seasoning in May 2020.

FREDDIE MAC | 2020 Form 10-K	78

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
We have also announced that, at the instruction of FHFA and in alignment with Fannie Mae, a 50 basis point adverse market refinance fee was implemented for refinance mortgages, excluding those with low balances and certain product types, with settlement dates on or after December 1, 2020 in response to projected credit losses related to the COVID-19 pandemic.
Underwriting Restrictions Related to January 2021 Letter Agreement
The January 2021 Letter Agreement requires us to limit our acquisition of certain single-family mortgage loans.
■    A maximum of 6% of purchase money mortgages and 3% of refinance mortgages over the preceding 52-week period can have two or more of the following characteristics at origination: combined LTV ratio greater than 90%; debt-to-income ratio greater than 45%; and FICO or equivalent credit score less than 680.
■    Acquisitions of single-family mortgage loans secured by either second homes or investment properties will be limited to 7% of the single-family mortgage loan acquisitions over the preceding 52-week period.
■    Subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we will be required to implement by July 1, 2021 a program reasonably designed to ensure that each single-family mortgage loan acquired is: (i) a qualified mortgage; (ii) exempt from the CFPB’s ability-to-repay requirements; (iii) secured by an investment property, subject to the restrictions above; (iv) a refinancing with streamlined underwriting for high LTV ratios; (v) a loan with temporary underwriting flexibilities due to exigent circumstances, as determined in consultation with FHFA; or (vi) secured by manufactured housing.
Loan Purchase Credit Characteristics
We monitor and evaluate market conditions that could affect the credit quality of our single-family loan purchases. The credit quality of our single-family loan purchases improved during 2020. The graphs below show the credit profile of the single-family loans we purchased or guaranteed.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score (1)
(1) Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion).

FREDDIE MAC | 2020 Form 10-K	79

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
The table below contains additional information about the single-family loans we purchased or guaranteed in the last three years.
Table 18 - Single-Family New Business Activity

	Year Ended December 31,
	2020		2019		2018
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
30-year or more amortizing fixed-rate	$866,075	80%	$389,515	86%	$266,995	87%
20-year amortizing fixed-rate	53,094	5	15,381	3	8,373	3
15-year amortizing fixed-rate	166,814	15	43,164	10	28,878	9
Adjustable-rate	3,788	—	5,257	1	3,848	1
FHA/VA and other governmental	296	—	164	—	103	—
Total	$1,090,067	100%	$453,481	100%	$308,197	100%
Percentage of purchases
DTI ratio > 45%		10%		14%		18%
Original LTV ratio > 90%		11		19		22
Original credit score < 680		4		7		9
Property type:
Detached single-family houses		63		61		60
Townhouse		30		31		32
Condominium or co-op		7		8		8
Occupancy type:
Primary residence		94		92		90
Second home		3		4		4
Investment property		3		4		6
Loan purpose:
Purchase		30		55		69
Cash-out refinance		18		18		19
Other refinance		52		27		12

FREDDIE MAC | 2020 Form 10-K	80

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
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
In addition to obtaining credit enhancements required by our Charter, we also enter into various CRT transactions in which we transfer mortgage credit risk to third parties. The table below contains a summary of the types of credit enhancements we use to transfer credit risk on our single-family loans. See MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Products and Activities for more information on our CRT transactions.

Category	Products	CRT	Coverage type	Accounting treatment
Primary mortgage insurance	Primary mortgage insurance	No	Front-end	Attached
STACR	STACR Trust notes	Yes	Back-end	Freestanding
	STACR debt notes	Yes	Back-end	Debt
Insurance/reinsurance	ACIS	Yes	Back-end	Freestanding
	AFRM	Yes	Front-end	Freestanding
	IMAGIN	Yes	Front-end	Freestanding
Subordination	Senior subordinate securitization structures backed by seasoned loans (nonconsolidated)	Yes	Back-end	Guarantee
	Senior subordinate securitization structures backed by recently originated loans (consolidated)	Yes	Back-end	Debt
Lender risk sharing	Lender risk sharing	Yes	Front-end	Freestanding
Single-Family Credit Guarantee Portfolio CRT Issuance
The table below provides the issuance amounts during the applicable periods, including the protected UPB and maximum coverage, associated with CRT transactions for loans in our single-family credit guarantee portfolio. We have enhanced our methodology to identify UPB with more than one type of CRT activity and, as a result, certain prior period amounts have been revised to conform to the current period presentation. Although the COVID-19 pandemic has caused significant volatility in the single-family CRT markets, our CRT issuance amounts increased during 2020 due to our ability to shorten the loan acquisition to CRT issuance timeline from approximately three quarters to two quarters and significant increases in loan purchase and guarantee activity. These issuances were supported by solid investor demand and subscription levels even though our ability to execute these transactions was negatively impacted by the effects of the COVID-19 pandemic during 2Q 2020. However, the COVID-19 pandemic continues to impose uncertainties and may continue to adversely impact our transactions going forward. See Introduction - About Freddie Mac - COVID-19 Pandemic Response Efforts - Business Outlook for additional information.
Table 19 - Single-Family Credit Guarantee Portfolio CRT Issuance

	Year Ended December 31,
	2020		2019		2018
(In millions)	Protected UPB(1)	Maximum Coverage(2)	Protected UPB(1)	Maximum Coverage(2)	Protected UPB(1)	Maximum Coverage(2)
STACR	$427,155	$11,141	$203,239	$6,671	$243,007	$6,935
Insurance/reinsurance	422,719	4,181	210,650	2,687	270,084	3,140
Subordination	7,016	1,254	11,197	1,666	30,911	1,984
Lender risk sharing	7,293	1,125	31,025	1,860	10,940	345
Less: UPB with more than one type of CRT activity	(388,340)	(769)	(203,239)	(723)	(219,072)	—
Total CRT Activities	$475,843	$16,932	$252,872	$12,161	$335,870	$12,404
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

FREDDIE MAC | 2020 Form 10-K	81

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee
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
Single-Family Credit Guarantee Portfolio Credit Enhancement Coverage Outstanding
The tables below provide information on the total protected UPB and maximum coverage associated with credit enhanced loans in our single-family credit guarantee portfolio as of December 31, 2020 and December 31, 2019, respectively. The percentage of loans in single-family credit guarantee portfolio covered by credit enhancement decreased in 2020 compared to 2019 primarily due to increased number of recently acquired loans that are targeted to be included in future on-the-run CRT transactions and have not been included in a reference pool, as well as improved credit quality of recently acquired loans, which results in a lower targeted loan population for on-the-run CRT transactions.
Table 20 - Single-Family Credit Guarantee Portfolio Credit Enhancement Coverage Outstanding

	December 31, 2020
(Dollars in millions)	Protected UPB(1)	% of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
Primary mortgage insurance	$472,881	20%	$116,973
STACR	853,733	37	29,665
Insurance/reinsurance	876,815	38	11,586
Subordination	38,074	2	6,182
Lender risk sharing	5,731	—	4,831
Other	374	—	371
Less: UPB with multiple CRT and/or other credit enhancements	(1,069,281)	(46)	—
Single-family credit guarantee portfolio - covered by credit enhancement	1,178,327	51	169,608
Single-family credit guarantee portfolio - other	1,148,099	49	—
Total	$2,326,426	100%	$169,608

	December 31, 2019
(Dollars in millions)	Protected UPB(1)	% of Single-Family Credit Guarantee Portfolio	Maximum Coverage(2)
Primary mortgage insurance	$421,870	21%	$107,690
STACR	824,359	41	25,112
Insurance/reinsurance	863,149	43	10,157
Subordination	44,941	2	5,399
Lender risk sharing	24,078	1	5,657
Other	1,056	—	1,051
Less: UPB with multiple CRT and/or other credit enhancements	(1,058,402)	(52)	—
Single-family credit guarantee portfolio - covered by credit enhancement	1,121,051	56	155,066
Single-family credit guarantee portfolio - other	873,398	44	—
Total	$1,994,449	100%	$155,066
(1)    For STACR and certain insurance/reinsurance transactions (e.g., ACIS), represents the UPB of the assets included in the reference pool of the transactions. For other insurance/reinsurance transactions, represents the UPB of the assets covered by the insurance policy. For subordination, represents the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust, net of the protection provided by the subordinated securities. For certain transactions, protected UPB may be different from the UPB of the underlying loans due to timing differences in reporting cycles between the transactions and the loans.
(2)    For STACR transactions, represents the outstanding balance held by third parties. For insurance/reinsurance transactions, represents the remaining aggregate limit of insurance purchased from third parties. For subordination, represents the outstanding UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.

FREDDIE MAC | 2020 Form 10-K	82

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
Credit Enhancement Coverage Characteristics
The table below provides information on the credit-enhanced and non-credit-enhanced loans in our single-family credit guarantee portfolio. The credit enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit protection.
Table 21 - Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Credit Guarantee Portfolio

	December 31, 2020		December 31, 2019
(% of portfolio based on UPB)(1)(2)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
Credit-enhanced
Primary mortgage insurance	21%	3.77%	21%	0.79%
CRT and other	41	3.22	55	0.40
Non-credit-enhanced	50	2.13	45	0.70
Total	N/A	2.64	N/A	0.63
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Based on loan UPB, which may be different from the protected UPB of the associated credit enhancement transaction due to timing differences in reporting cycles between the transactions and the loans.
The table below provides information on the amount of credit enhancement coverage by year of origination associated with loans in our single-family credit guarantee portfolio.
Table 22 - Credit Enhancement Coverage by Year of Origination

	December 31, 2020		December 31, 2019
(Dollars in millions)	UPB(1)(2)	% of UPB with Credit Enhancement	UPB(1)(2)	% of UPB with Credit Enhancement
Year of Loan Origination
2020	$971,136	36%	N/A	N/A
2019	276,315	73	$383,003	40%
2018	118,673	80	221,712	81
2017	147,863	75	242,605	77
2016	187,085	69	277,762	71
2015 and prior	624,956	43	869,043	44
Total	$2,326,028	50	$1,994,125	55
(1)Excludes $505 million and $555 million UPB of loans underlying certain securitization products for which loan-level data was not available as of December 31, 2020 and December 31, 2019, respectively.
(2)Based on loan UPB, which may be different from the protected UPB of the associated credit enhancement transaction due to timing differences in reporting cycles between the transactions and the loans.

FREDDIE MAC | 2020 Form 10-K	83

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
The following table provides information on the characteristics of the loans in our single-family credit guarantee portfolio currently without credit enhancement.
Table 23 - Single-Family Credit Guarantee Portfolio Without Credit Enhancement(1)

	December 31, 2020		December 31, 2019
(Dollars in millions)	UPB	% of Total	UPB	% of Total
Low current LTV ratio(1)(2)	$784,150	66%	$671,882	75%
Short-term(1)(3)	81,681	7	39,220	4
Pre-CRT program inception(1)(4)	11,327	1	31,091	3
CRT pipeline(1)(5)	276,611	24	134,332	15
Other(1)(6)	20,414	2	23,616	3
Total	$1,174,183	100%	$900,141	100%
(1)Loans with multiple characteristics are assigned to categories in this table based on the following order: low current LTV ratio, short-term, pre-CRT program inception, and CRT pipeline.
(2)Represents loans with current LTV ratio less than or equal to 60%.
(3)Represents loans with an original maturity of 20 years or less.
(4)Represents Relief Refinance loans and loans that were acquired before the inception of our CRT programs in 2013.
(5)Represents recently acquired loans that are targeted to be included in the on-the-run CRT transactions and have not been included in a reference pool.
(6)Primarily includes government guaranteed loans, ARM loans, loans with a current LTV ratio greater than 97%, and loans that fail the delinquency requirements for CRT transactions.
Credit Enhancement Expenses and Recoveries
The recognition of expenses and recoveries associated with credit enhancements in our consolidated financial statements depends on the type of credit enhancement as follows:
■    Attached credit enhancements - Attached credit enhancements are obtained contemporaneously with, and in contemplation of, the origination of a financial instrument, and effectively travel with the financial instrument upon sale. Attached credit enhancements are accounted for on a net basis with the associated financial instrument. As a result, we do not explicitly recognize a separate expense in our consolidated statements of comprehensive income for attached credit enhancements. Rather, the cost of attached credit enhancements is reflected as lower revenue. For example, we charge a lower guarantee fee for a loan with primary mortgage insurance than we otherwise would for the same loan without primary mortgage insurance. Similarly, credit losses on loans with attached credit enhancements are accounted for on a net basis. We do not recognize a provision for credit losses on loans with attached credit enhancements unless the expected credit loss exceeds the amount of credit protection provided by the attached credit enhancement and do not separately recognize a recovery asset until we derecognize the related loans. For additional information on the effect of attached credit enhancements on our credit losses, see the Monitoring Loan Performance and Characteristics - Credit Losses and Recoveries section below.
■    Freestanding credit enhancements - Freestanding credit enhancements are contracts that are entered into separately and apart from any other financial instruments or entered into in conjunction with some other transaction and are legally detachable and separately exercisable. Freestanding credit enhancements are accounted for on a gross basis separately from the associated financial instrument. We recognize the payments we make to transfer credit risk under freestanding credit enhancements as credit enhancement expense. We recognize expected recoveries from freestanding credit enhancements separately in other assets on our consolidated balance sheets, with an offsetting reduction to non-interest expense, at the same time that we recognize an allowance for credit losses on the covered loans, measured on the same basis as the allowance for credit losses on the covered loans.
■    Guarantee Credit Enhancements - We obtain credit enhancements for certain of our guarantees through the issuance of subordinated securities that absorb losses prior to our guarantee. The benefit from this type of credit enhancement is considered when measuring the allowance for credit losses for off-balance sheet credit exposures and we recognize an allowance for credit losses only if expected credit losses exceed the amount of subordination. We recognize the guarantee fee income we receive from the guarantee and there is no explicitly recognized separate credit enhancement expense or expected credit enhancement recovery.
■    Credit-linked debt - Credit enhancements that are structured as debt issuances are accounted for on a gross basis separately from the associated mortgage loan. We primarily recognize expenses associated with credit-linked debt as interest expense. We recognize recoveries from credit-linked debt as debt extinguishment gains within investment gains (losses) when the loss confirming event occurs and we are legally released from our debt obligation, which typically occurs after we recognize a provision for credit losses on the associated loan. Such recoveries have not been significant. We no longer issue credit-linked debt as part of our primary CRT strategy and therefore expect the effect of these transactions on our financial results to become less significant over time.

FREDDIE MAC | 2020 Form 10-K	84

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
Certain of our credit enhancements are accounted for at fair value, with changes in fair value recognized in earnings as a component of investment gains (losses), net. See Note 8 for additional information on our credit enhancements.
The table below contains details on the expenses and recoveries associated with our single-family credit enhancements.
Table 24 - Details of Single-Family Credit Enhancement Expenses and Recoveries

	Year Ended December 31,
(In millions)	2020	2019	2018
Credit enhancement expenses:(1)
Credit enhancement expense	($1,036)	($734)	($394)
Interest expense related to CRT debt	(736)	(1,060)	(1,047)
Estimated reinvestment income from proceeds of CRT debt issuance	76	360	372
Single-family credit enhancement expenses	($1,696)	($1,434)	($1,069)
Single-family benefit for (decrease in) credit enhancement recoveries	$305	$41	($8)
(1)Excludes fair value gains and losses on CRT derivatives and CRT debt recorded at fair value. See MD&A - Consolidated Results of Operations for additional information on these items.
The table below presents the details of the credit enhancement recovery receivables we have recognized within other assets on our consolidated balance sheet.
Table 25 - Single-Family Credit Enhancement Receivables

(In millions)	December 31, 2020	December 31, 2019
Freestanding credit enhancement expected recovery receivables, net of allowance	$653	$71
Primary mortgage insurance receivables(1), net of allowance	74	76
Total credit enhancement assets	$727	$147
(1)Excludes $444 million and $464 million of deferred payment obligations associated with unpaid claim amounts as of December 31, 2020 and December 31, 2019, respectively. We have reserved substantially all these unpaid amounts as collectability is uncertain.
Monitoring Loan Performance and Characteristics

We review loan performance, including delinquency statistics and related loan characteristics in conjunction with housing market and economic conditions, including economic impacts associated with the COVID-19 pandemic, to assess credit risk when estimating our allowance for credit losses and to determine if our pricing and eligibility standards reflect the risk associated with the loans we purchase and guarantee. We review the payment performance of our loans to facilitate early identification of potential problem loans, which could inform our loss mitigation strategies. We also review performance metrics for additional loan characteristics that may expose us to concentrations of credit risk, including:
■    Higher risk loan attributes and attribute combinations;
■    Higher risk loan product types; and
■    Geographic concentrations.
Loans in COVID-19 Related Forbearance Plans
Pursuant to FHFA guidance and the CARES Act, we offer mortgage relief options for borrowers affected by the
COVID-19 pandemic. Among other things, we have been offering forbearance of up to 12 months to single-family borrowers experiencing a financial hardship, either directly or indirectly, related to COVID-19. Under FHFA’s guidance, we are extending COVID-19 forbearances up to 15 months for eligible borrowers, and this forbearance term may be further extended by FHFA in the future. The CARES Act requires our servicers to report to credit bureaus that loans in mortgage relief programs, such as forbearance plans, repayment plans, and loan modification programs, are current as long as the loans were current prior to entering into the mortgage relief programs and the borrowers remain in compliance with the programs. This credit reporting requirement applies to all mortgage relief programs entered into between January 31, 2020 and the date that is 120 days after the declaration of the national emergency related to the COVID-19 pandemic ends. Our ability to monitor the credit quality of loans in our single-family credit guarantee portfolio may be adversely affected as credit scores may not reflect the impact of relief programs, offered by us or other creditors, into which borrowers may have entered.

FREDDIE MAC | 2020 Form 10-K	85

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
The table below contains details on the characteristics of our single-family loans in forbearance that are past due based on the loan's original contractual terms.
Table 26 - Credit Quality Characteristics of Our Single-Family Loans in Forbearance

	December 31, 2020		December 31, 2019
(Dollars in billions)	UPB	As a % of Total	UPB	As a % of Total
Current LTV ratio:
≤ 60	$29.4	49%	$0.2	33%
> 60 to 80	23.7	39	0.3	50
> 80 to 100	6.9	11	0.1	17
> 100	0.3	1	—	NM
Total	$60.3	100%	$0.6	100%
(1)    NM - not meaningful due to the UPB rounding to zero.
Beginning in 4Q 2020, we required single-family servicers to report to us all alternatives to foreclosure, which include forbearance plans on all mortgages, including those where the borrower has continued to make payments in accordance with the loan's original contractual terms and remains in current status. The forbearance data we reported in prior periods was generally limited to loans in forbearance that were past due based on the loan’s original contractual terms. For the purpose of reporting delinquency rates, we report single-family loans in forbearance as delinquent during the forbearance period to the extent that payments are past due based on the loan's original contractual terms, irrespective of the forbearance plan.
The table below presents payment status information of our single-family loans in forbearance.
Table 27 - Single-Family Loans in Forbearance by Payment Status

	December 31, 2020						December 31, 2019
(Dollars in millions)	Current	One Month Past Due	Two Months Past Due	Three Months to Six Months Past Due(1)	Greater Than Six Months Past Due(1)	Total	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
UPB	$8,907	$5,443	$4,372	$15,366	$35,144	$69,232	$131	$85	$362	$578
Number of loans (in thousands)	44	28	22	75	155	324	1	—	2	3
As a percentage of our single-family credit guarantee portfolio(2)	0.37%	0.23%	0.18%	0.63%	1.29%	2.70%	0.01%	—%	0.02%	0.03%
(1)The UPB of loans in forbearance that were three months to six months past due and accruing and that were greater than six months past due and accruing was $13.1 billion and $29.1 billion, respectively, as of December 31, 2020.
(2)Based on loan count.
The CARES Act, as amended by the Consolidated Appropriations Act, 2021, provides temporary relief from the accounting requirements for TDRs for certain loan modifications that are the result of a hardship that is related, either directly or indirectly, to the COVID-19 pandemic. We have elected to apply this temporary relief and therefore do not account for qualifying loan modifications as TDRs. In addition, interpretive guidance issued by federal banking regulators and endorsed by the FASB staff has indicated that government-mandated modification or deferral programs related to the COVID-19 pandemic are not TDRs as the lender did not choose to grant a concession to the borrower. As a result, we expect that substantially all of the forbearance and other relief programs we are offering because of COVID-19 will not be accounted for as TDRs.
We generally place single-family loans on non-accrual status when the loan becomes three monthly payments past due. For loans in active forbearance plans that were current prior to receiving forbearance, we continue to accrue interest income while the loan is in forbearance and is three or more monthly payments past due when we believe the available evidence indicates that collectability of principal and interest is reasonably assured based on management judgment, taking into consideration additional factors, the most important of which is current LTV ratio. When we accrue interest on loans that are three or more monthly payments past due, we measure an allowance for expected credit losses on unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect. See Note 4 for additional information on our accounting policies for forbearance programs related to the COVID-19 pandemic.

FREDDIE MAC | 2020 Form 10-K	86

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
The table below provides the amount of accrued interest receivable, net of the allowance for credit losses, related to our single-family loans in forbearance. Prior period accrued interest receivable balances related to single-family loans in forbearance are not material.
Table 28 - Single-Family Loans in Forbearance(1)

(In millions)	December 31, 2020
Accrued interest receivable:
Less than three months past due	$74
Three months to six months past due	235
Greater than six months past due(2)	911
Accrued interest receivable, gross	1,220
Allowance for credit losses	(138)
Accrued interest receivable, net	$1,082
(1)    Excludes loans in certain legacy securitization products.
(2)    90% of the accrued interest receivable greater than six months past due is related to loans with current LTV ratios that are less than or equal to 80%.
Prior to expiration of a borrower's forbearance plan, servicers are required to contact the borrower to determine how the payments missed during the forbearance period will be repaid. Freddie Mac requires servicers to follow a defined loss mitigation hierarchy to determine which options to offer to borrowers. This hierarchy is determined based on certain factors, such as the borrowers’ delinquency status, reasons for delinquency, loan types, and types of hardships. Borrowers are not required to repay all past due amounts in a single lump sum. Upon expiration of the forbearance plan, borrowers may reinstate the loan or enter into either a repayment plan, a payment deferral, or a trial period plan pursuant to a loan modification. If the borrower is not eligible for any of the home retention options, we may seek to pursue a foreclosure alternative or foreclosure. As a result of loans exiting COVID-19 related forbearance plans through payment deferrals or loan modifications during 2020, we deferred $432 million of delinquent interest into non-interest-bearing principal balances that are due at the earlier of the payoff date, maturity date, or sale of the property.
For additional information on actions we have taken in response to the COVID-19 pandemic and on our loss mitigation activities, see Introduction - About Freddie Mac - COVID-19 Pandemic Response Efforts and MD&A - Risk Management - Single-Family Mortgage Credit Risk - Engaging in Loss Mitigation Activities.
The table below presents a summary of single-family loans that received forbearance during 2020 and were past due based on the loans' original contractual terms at some point during the forbearance period.
Table 29 - Status of Single-Family Loans That Received Forbearance

(Loan count in thousands)	2020
Active forbearance plan as of December 31,2020	280
Active forbearance plan exits:
Reinstatement(1)	228
Payment deferral	166
Other(2)	43
Total forbearance plan exits	437
Total single-family loans that received forbearance during 2020(3)	717
(1)Includes forbearance plans where the borrower brought the mortgage current during forbearance or paid the mortgage in full.
(2)Primarily includes forbearance plans where the borrowers remained delinquent and the exit paths were not determined at the end of the forbearance periods. Also includes other exit paths such as repayment plans, modifications, and foreclosure alternatives.
(3)Based on number of forbearance plans. A loan can receive more than one forbearance plan during the period.
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

FREDDIE MAC | 2020 Form 10-K	87

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
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
Under CECL, upon reclassification from held-for-investment to held-for-sale, we perform a collectability assessment. When we determine that a loan to be reclassified has experienced more-than-insignificant deterioration in credit quality since origination, the excess of the loan’s amortized cost basis over its fair value is written off against the allowance for credit losses prior to the reclassification.
The table below summarizes our single-family allowance for credit losses activity.
Table 30 - Single-Family Allowance for Credit Losses Activity

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018	2017	2016
Beginning balance(1)	$5,233	$6,176	$8,979	$13,463	$15,348
(Benefit) provision for credit losses	1,320	(749)	(712)	(97)	(781)
Charge-offs(2)	(592)	(1,737)	(2,885)	(5,051)	(1,938)
Recoveries collected	210	452	475	425	497
Other	182	126	319	239	337
Ending balance	$6,353	$4,268	$6,176	$8,979	$13,463
Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$5,628	$4,222	$6,130	$8,931	$13,411
Advances of pre-foreclosure costs	536	N/A	N/A	N/A	N/A
Accrued interest receivable	140	N/A	N/A	N/A	N/A
Off-balance sheet credit exposures	49	46	46	48	52
Total	$6,353	$4,268	$6,176	$8,979	$13,463
As a percentage of our single-family credit guarantee portfolio	0.27%	0.21%	0.33%	0.49%	0.77%
(1)Includes transition adjustments recognized upon the adoption of CECL on January 1, 2020. See Note 1 for more information on transition adjustments.
(2)2016 does not include lower-of-cost-or-fair-value adjustments recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $1.2 billion. 2020, 2019, 2018 and 2017 include charge-offs of $0.3 billion, $1.3 billion, $2.1 billion and $3.8 billion, respectively, related to the transfer of loans from held-for-investment to held-for-sale.

FREDDIE MAC | 2020 Form 10-K	88

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
Credit Losses and Recoveries
The table below contains certain credit performance metrics of our single-family credit guarantee portfolio. Credit losses declined during 2020 as charge-offs related to reclassification of single-family loans from held-for-investment to held-for-sale decreased as a result of a lower volume of reclassifications. Other credit losses also declined as a result of the foreclosure moratorium that is in effect until at least March 31, 2021. It is likely that we will incur additional costs in future periods, such as higher property preservation and maintenance expenses, due to the foreclosure moratorium as the affected borrowers may remain delinquent for an extended period of time.
Table 31 - Single-Family Credit Guarantee Portfolio Credit Performance Metrics

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Charge-offs(1)	$592	$1,737	$2,885
Recoveries collected(2)	(210)	(452)	(475)
Charge-offs, net	382	1,285	2,410
REO operations expense	149	229	170
Total credit losses	$531	$1,514	$2,580
Total credit losses(1) (in bps)	2.5	7.7	13.7
Recoveries from (gains) losses on sales of seriously delinquent loans(3)	($54)	($33)	($88)
Recoveries collected under freestanding credit enhancements and write-offs of CRT debt	(13)	(14)	22
(1)     2020, 2019, and 2018 include charge-offs of $0.3 billion, $1.3 billion, and $2.1 billion, respectively, related to the transfer of loans from held-for-investment to held-for-sale.
(2)     Includes cash, REO, or other assets such as receivables from primary mortgage insurance.
(3)     Excludes (gains) losses on securitization of reperforming loans.
Our credit losses are concentrated in the legacy and relief refinance single-family loan portfolio. In addition, our credit losses are also concentrated within loans having certain characteristics, as shown in the table below. These categories are not mutually exclusive; for example, an Alt-A loan can be associated with a property located in a judicial foreclosure state and/or have a CLTV ratio of greater than 100%. Additional detail on loans in judicial foreclosure states is presented in the Managing Foreclosure and REO Activities section below.
Table 32 - Credit Characteristics of Certain Single-Family Loan Categories

	2020			2019
	December 31		Year Ended December 31	December 31		Year Ended December 31
	% of Portfolio	SDQ Rate	% of Credit Losses(1)	% of Portfolio	SDQ Rate	% of Credit Losses
CLTV > 100%	0.1%	18.11%	5%	0.4%	8.22%	16%
Alt-A loans	1	10.66	9	1	3.75	12
Judicial foreclosure states	37	2.93	70	38	0.81	61
(1)     Excludes credit losses related to charge-offs of accrued interest receivables.
TDRs and Non-Accrual Loan Activity
Single-family loans that have been modified or placed on non-accrual status generally have a higher associated allowance for credit losses. Due to the large number of loan modifications completed in past years, a significant portion of our allowance for credit losses is attributable to TDR loans:
■    As of December 31, 2020, 23% of the allowance for credit losses for single-family loans related to interest-rate concessions provided to borrowers as part of loan modifications.
■    Most of our modified single-family loans, including TDRs, were current and performing at December 31, 2020.
■    In general, we expect our allowance for credit losses associated with existing single-family TDRs to decline over time as borrowers continue to make monthly payments under the modified terms and interest-rate concessions are amortized into earnings. However, the COVID-19 pandemic is likely to cause some borrowers to have difficulty making their monthly payments under the modified terms. In addition, our sales of reperforming loans will decrease these allowances for credit losses. While our ability to sell these loans was negatively affected by the COVID-19 pandemic during the first half of 2020, sales of reperforming loans resumed during the second half of 2020.

FREDDIE MAC | 2020 Form 10-K	89

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
The tables below present information about the UPB and interest income of single-family TDRs and non-accrual loans on our consolidated balance sheets.
Table 33 - Single-Family TDR and Non-Accrual Loans

	December 31,
	2020			2019			2018	2017	2016
(Dollars in millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-investment	Mortgage Loans Held-for-Sale	Total	Total	Total	Total
UPB:
TDRs on accrual status(1)	$28,547	$4,293	$32,840	$32,188	$11,576	$43,764	$41,839	$51,644	$77,122
Non-accrual loans	13,679	5,020	18,699	6,529	4,654	11,183	11,197	17,748	16,164
Total TDRs and non-accrual loans	$42,226	$9,313	$51,539	$38,717	$16,230	$54,947	$53,036	$69,392	$93,286

Allowance for credit losses associated with:
TDRs on accrual status	$1,249	$3	$1,252	$2,452	$—	$2,452	$3,612	$5,257	$10,295
Non-accrual loans	631	228	859	597	—	597	1,003	1,883	2,290
Total	$1,880	$231	$2,111	$3,049	$—	$3,049	$4,615	$7,140	$12,585

Allowance as % of UPB:
TDRs on accrual status	4%	—%	4%	8%	—%	6%	9%	10%	13%
Non-accrual loans	5	5	5	9	—	5	9	11	14
Total	4	2	4	8	—	6	9	10	13

	Year Ended December 31,
	2020(3)			2019(3)
(In millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total
Interest on TDRs and non-accrual loans:
At original contractual rates	$1,905	$504	$2,409	$1,903	$867	$2,770
Recognized	(1,318)	(239)	(1,557)	(1,444)	(536)	(1,980)
Foregone interest income on TDRs and non-accrual loans(2)	$587	$265	$852	$459	$331	$790
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
Foregone interest income on TDRs and non-accrual loans was $1,122 million, $1,604 million, and $2,109 million during 2018, 2017, and 2016, respectively.

FREDDIE MAC | 2020 Form 10-K	90

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
The table below summarizes the UPB of single-family held-for-investment TDR loan activity.
Table 34 - Single-Family TDR Loan Activity

	Year Ended December 31,
	2020		2019(1)		2018(1)
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount	Loan Count	Amount
Beginning balance, as of January 1	249,182	$35,623	290,255	$42,254	364,704	$54,415
New additions(2)	26,689	4,624	30,568	4,871	52,300	8,115
Repayments and reclassifications to held-for-sale	(44,614)	(7,248)	(85,181)	(14,016)	(119,366)	(19,285)
Foreclosure sales and foreclosure alternatives	(1,980)	(323)	(4,502)	(605)	(7,383)	(991)
Ending balance, as of December 31	229,277	32,676	231,140	32,504	290,255	42,254
Loans impaired upon purchase	—	—	1,600	102	2,555	170
Total impaired loans with an allowance recorded	—	—	232,740	32,606	292,810	42,424
Allowance for credit losses		(1,585)		(2,872)		(4,369)
Net investment, at December 31		$31,091		$29,734		$38,055
(1)     Excludes held-for-investment TDRs with no allowance for credit losses based on the individual impairment assessment according to the previous incurred loss impairment methodology.
(2)     Includes certain bankruptcy events and forbearance plans, repayment plans, payment deferrals, and modification activities that do not qualify the temporary relief related to TDR provided by the CARES Act based on servicer reporting at the time of TDR event.
Delinquency Rates
We report single-family delinquency rates based on the number of loans in our single-family guarantee portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our single-family guarantee portfolio. The charts below show the credit losses and serious delinquency rates for each of our single-family loan portfolios.
Portfolio Composition and Credit Losses
Serious Delinquency Rates

FREDDIE MAC | 2020 Form 10-K	91

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
The total serious delinquency rate on our single-family credit guarantee portfolio increased to 2.64% as of December 31, 2020, compared to 0.63% as of December 31, 2019, driven by an increase in the number of loans in forbearance related to the COVID-19 pandemic. However, 55% of the seriously delinquent loans at December 31, 2020 were covered by credit enhancements that may partially reduce our credit risk exposure. Despite the increase in the serious delinquency rate, our core single-family loan portfolio continued to perform well through December 31, 2020 and accounted for a relatively low percentage of our credit losses. Our legacy and relief refinance single-family loan portfolio continued to decline but also continued to account for the majority of our credit losses. See Note 4 for additional information on the payment status of our single-family mortgage loans.
The ongoing COVID-19 pandemic has caused delinquencies to increase significantly in the mortgage market. We expect the serious delinquency rates for our single-family loan portfolio to remain elevated as a result of the pandemic and the forbearance programs we are offering in response.
The chart below shows the percentage of mortgage loans in our single-family credit guarantee portfolio that are one month and two months past due. Both of these percentages increased during 2020 compared to December 31, 2019 due to the increase in the number of loans that were in forbearance plans related to the COVID-19 pandemic, but generally fell back to pre-pandemic levels by the end of the year as the impact of the pandemic on early-stage delinquencies started to stabilize. The percentage of loans one month past due can be volatile due to servicer reporting methodologies, seasonality, and other factors that may not be indicative of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due. The percentage of loans two months past due was up slightly from 2019 to 2020 but has also generally returned to pre-pandemic levels.
Percentage of Single-Family Loans One Month and Two Months Past Due

1.24%
1.26%
1.01%
0.35%
0.33%
0.38%
4Q18
4Q19
4Q20
One month past due
Two months past due

FREDDIE MAC | 2020 Form 10-K	92

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
Loan Characteristics
The table below contains a description of some of the loan characteristics in our single-family credit guarantee portfolio.

Characteristic	Description	Impact on Credit Quality
LTV ratio	Ratio of the UPB of the loan to the value of the underlying property collateralizing the loan. Original LTV ratio is measured at loan origination, while CLTV ratio is defined as the ratio of the current loan UPB to the estimated current property value.	•	Measures ability of the underlying property to cover our exposure on the loan
		•	Higher LTV ratios indicate higher risk, as proceeds from sale of the property may not cover our exposure on the loan
		•	Lower LTV ratios indicate borrowers are more likely to repay
Credit score	Statistically-derived number used by lenders to assess a borrower's likelihood to repay debt. We use FICO scores, which are currently the most commonly used credit scores for mortgages. Original credit score represents each borrower's FICO score at the time of origination or our purchase, while current credit score represents each borrower's most recent FICO score, which is obtained by Freddie Mac as of the first month of the most recent quarter	•	Borrowers with higher credit scores are generally more likely to repay or have the ability to refinance their loans than those with lower scores
Loan purpose	Indicates how the borrower intends to use the proceeds from a loan (i.e., purchase, cash-out refinance, or other refinance)	•	Cash-out refinancings, which increase the LTV ratios, generally have a higher risk of default than loans originated in purchase or other refinance transactions
Property type	Indicates whether the property is a detached single-family house, townhouse, condominium, or co-op	•	Detached single-family houses and townhouses are the predominant type of single-family property
		•	Condominiums historically have experienced greater volatility in house prices than detached single-family houses, which may expose us to more risk
Occupancy type	Indicates whether the borrower intends to use the property as a primary residence, second home, or investment property	•	Loans on primary residence properties tend to have lower credit risk than loans on second homes or investment properties
Product type	Indicates the type of loan based on key loan terms, such as the contractual maturity, type of interest rate, and payment characteristics of the loan	•	Loan products that contain terms which result in scheduled changes in monthly payments may result in higher risk
		•	Shorter loan terms result in faster repayment of principal and may indicate lower risk
Second liens	Indicates whether the underlying property is covered by more than one loan at the time of origination	•	Second liens can increase the risk of default
		•	Borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so
DTI ratio	Ratio of the borrowers' total monthly debt payments to gross monthly income. One indicator of the creditworthiness of the borrowers, as it measures borrowers' ability to manage monthly payments and repay debts	•	Borrowers with lower DTI ratios are generally more likely to repay their loans than those with higher DTI ratios, holding all other factors equal
		•	DTI ratios are at the time of origination and may not be indicative of the borrowers' current credit worthiness

FREDDIE MAC | 2020 Form 10-K	93

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
The tables below contain details on characteristics of the loans in our single-family credit guarantee portfolio.
Table 35 - Credit Quality Characteristics of Our Single-Family Credit Guarantee Portfolio

	December 31, 2020
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score (1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Core single-family loan portfolio year of origination:
2020	$971	760	758	71%	68%	—%	—%
2019	276	747	754	77	67	—	—
2018	117	739	739	77	62	—	—
2017	143	743	748	76	56	—	—
2016	180	750	758	73	49	—	—
2015 and prior	406	753	764	71	39	—	—
Total core single-family loan portfolio	2,093	753	757	73	59	—	—
Legacy and relief refinance single-family loan portfolio	233	708	725	82	46	1	8
Total	$2,326	749	754	74	58	—	1

	December 31, 2019
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score (1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Core single-family loan portfolio year of origination:
2019	$383	750	746	77%	76%	—%	—%
2018	220	744	745	78	71	—	—
2017	237	746	748	76	64	—	—
2016	269	751	756	74	57	—	—
2015 and prior	592	754	762	72	45	—	—
Total core single-family loan portfolio	1,701	750	752	75	60	—	—
Legacy and relief refinance single-family loan portfolio	293	712	692	83	52	2	7
Total	$1,994	745	749	76	59	—	1
(1)    Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)    Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition and therefore the original credit scores also represented the current credit scores.

FREDDIE MAC | 2020 Form 10-K	94

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
Table 36 - Characteristics of the Loans in Our Single-Family Credit Guarantee Portfolio

	Year Ended December 31,
(% of portfolio based on UPB)	2020	2019	2018

Original LTV ratio range
60% and below	22%	18%	19%
Above 60% to 80%	51	52	52
Above 80% to 100%	25	28	26
Above 100%	2	2	3
Portfolio weighted average original LTV ratio	74	76	76

Current LTV ratio range
60% and below	51	51	51
Above 60% to 80%	37	35	36
Above 80% to 100%	12	14	12
Above 100%	—	—	1
Portfolio weighted average current LTV ratio	58	59	58

Original credit score (1)
740 and above	64	61	60
700 to 739	20	21	22
660 to 699	11	12	12
620 to 659	4	4	4
Less than 620	1	2	2
Portfolio weighted average original credit score	749	745	743

Current credit score (1)(2)
740 and above	70	66	66
700 to 739	15	16	16
660 to 699	8	9	9
620 to 659	4	4	4
Less than 620	3	5	5
Portfolio weighted average current credit score	754	749	748

DTI ratio
Above 45%	14	15	15
Portfolio weighted average DTI ratio	35	35	35

Loan purpose
Purchase	38	46	45
Cash-out refinance	19	20	20
Other refinance	43	34	35
(1)    Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)    Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition and therefore the original credit scores also represented the current credit scores.
In addition, at December 31, 2020, December 31, 2019, and December 31, 2018:
■    More than 90% of our loans were secured by detached homes or townhomes;
■    Approximately 90% of our loans were secured by properties used as the borrower's primary residence at origination; and
■    More than 90% of our loans were fixed-rate.
At December 31, 2020, approximately 5% of our loans had second-lien financing by the originator or other third party at origination, and these loans comprised approximately 10% of our seriously delinquent loan population. It is likely that additional borrowers have post-origination second-lien financing.

FREDDIE MAC | 2020 Form 10-K	95

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
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
Table 37 - Single-Family Credit Guarantee Portfolio Higher Risk Loan Data

	December 31, 2020
(Dollars in billions)	UPB	CLTV	% Modified(1)	SDQ Rate
Original LTV ratio greater than 90%, HARP loans	$53.3	57%	1.9%	4.26%
Original LTV ratio greater than 90%, all other loans	295.4	77	2.4	4.25
Loans with credit scores below 620 at origination	30.9	54	10.2	11.00

	December 31, 2019
(Dollars in billions)	UPB	CLTV	% Modified(1)	SDQ Rate
Original LTV ratio greater than 90%, HARP loans	$71.5	65%	2.3%	0.89%
Original LTV ratio greater than 90%, all other loans	286.0	79	3.0	0.98
Loans with credit scores below 620 at origination	33.1	60	13.8	4.52
(1)     Primarily includes loans modified through Freddie Mac Flex Modification® program. In prior periods, the percentage included loans in the payment deferrals program. Prior periods have been revised to conform to the current period presentation.
In addition, certain combinations of loan attributes can indicate an even higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores. Under the January 2021 Letter Agreement, we are required to limit our acquisition of single-family loans with such attributes, including loans with the following characteristics at origination: current LTV ratio over 90%, DTI above 45%, and FICO or equivalent credit score below 680. For additional information on the January 2021 Letter Agreement, see MD&A - Conservatorship and Related Matters.
The following tables show the combination of credit score and CLTV ratio attributes of loans in our single-family credit guarantee portfolio.
Table 38 - Single-Family Credit Guarantee Portfolio Attribute Combinations

	December 31, 2020
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Original Credit score)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate	% Modified(2)
Core single-family loan portfolio:
< 620	0.2%	9.34%	0.1%	13.76%	—%	NM	—%	NM	0.3%	11.00%	2.8%
620 to 659	1.2	5.88	0.9	7.54	0.2	6.80%	—	NM	2.3	6.51	1.6
≥ 660	41.4	1.64	34.6	2.21	11.4	1.90	—	NM	87.4	1.86	0.3
Not available	—	NM	—	NM	—	NM	—	NM	—	NM	NM
Total	42.8%	1.82	35.6%	2.43	11.6%	2.06	—%	NM	90.0%	2.04	0.3

Legacy and relief refinance single-family loan portfolio:
< 620	0.7%	9.26	0.2%	15.39	0.1%	20.77	—%	NM	1.0%	11.01	11.8
620 to 659	0.8	7.14	0.3	13.40	0.1	19.05	—	NM	1.2	8.58	11.8
≥ 660	6.2	3.35	1.2	8.08	0.2	12.59	0.1	15.35%	7.7	4.03	4.7
Not available	0.1	8.53	—	NM	—	NM	—	NM	0.1	9.43	20.1
Total	7.8%	4.35	1.7%	10.07	0.4%	15.25	0.1%	19.38	10.0%	5.30	6.4

FREDDIE MAC | 2020 Form 10-K	96

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk

	December 31, 2019
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Original Credit score)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified(2)
Core single-family loan portfolio:
< 620	0.2%	2.40%	0.1%	3.11%	—%	NM	—%	NM	0.3%	2.87%	3.1%
620 to 659	1.1	1.15	1.0	1.42	0.4	1.59%	—	NM	2.5	1.30	1.8
≥ 660	39.6	0.16	30.2	0.26	12.6	0.26	—	NM	82.4	0.20	0.3
Not available	0.1	1.32	—	NM	—	NM	—	NM	0.1	1.96	3.5
Total	41.0%	0.20	31.3%	0.32	13.0%	0.33	—%	NM	85.3%	0.26	0.4

Legacy and relief refinance single-family loan portfolio:
< 620	0.7%	3.56	0.4%	5.95	0.2%	9.33	0.1%	15.03%	1.4%	4.83	15.8
620 to 659	1.0	2.53	0.5	4.67	0.2	7.91	0.1	12.84	1.8	3.52	14.8
≥ 660	7.9	0.86	2.6	2.09	0.7	3.91	0.2	6.32	11.4	1.23	5.5
Not available	0.1	3.93	—	NM	—	NM	—	NM	0.1	4.68	19.1
Total	9.7%	1.28	3.5%	2.95	1.1%	5.39	0.4%	8.96	14.7%	1.84	7.7
(1)     NM - not meaningful due to the percentage of the portfolio rounding to zero.
(2)     Primarily includes loans modified through the Freddie Mac Flex Modification program. In prior periods, the percentage included loans in the payment deferrals program. Prior periods have been revised to conform to the current period presentation.
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
The tables below provide credit characteristic information on higher risk loan product types.
Table 39 - Higher Risk Single-Family Loan Credit Characteristics

	December 31, 2020
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Amortizing ARM and option ARM (1)	$28.3	44%	3.0%	3.99%
Interest-only	9.8	59	—	9.88
Step-rate modified	5.5	52	100	16.02

	December 31, 2019
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Amortizing ARM and option ARM (1)	$40.1	49%	2.2%	0.84%
Interest-only	10.9	64	—	2.72
Step-rate modified	8.7	59	100	6.27
(1)     Includes $2.1 billion and $2.5 billion in UPB of option ARM loans as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020 and December 31, 2019, the option ARM loans had: (a) current LTV ratios of 46% and 51%, (b) loan modification percentages of 25.0% and 20.4%, and (c) serious delinquency rates of 9.46% and 2.94%, respectively.

FREDDIE MAC | 2020 Form 10-K	97

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
The table below shows the timing of scheduled payment changes for certain types of loans within our single-family credit guarantee portfolio. The amounts in the table below are aggregated by product type and categorized by the year in which the loan will experience a payment change. The timing of the actual payment change may differ from that presented in the table due to a number of factors, including if the borrower refinances the loan. Loans where the year of first payment change is 2020 or prior have already had one or more payment changes as of December 31, 2020; loans where the year of first payment change is 2021 or later have not had a payment change as of December 31, 2020 and will not experience a payment change until a future period. Step-rate modified loans are shown in each year that the borrower will experience a scheduled interest-rate increase; therefore, a single loan may be included in multiple periods. However, the total of step-rate loans in the table reflects the ending UPB of such loans as of December 31, 2020.
Table 40 - Timing of Scheduled Payment Changes for Certain Single-Family Loan Types

	December 31, 2020
(In millions)	2020 and Prior	2021	2022	2023	2024	2025	Thereafter	Total(1)
ARM/amortizing	$8,446	$2,176	$3,020	$2,472	$2,712	$1,625	$5,548	$25,999
ARM/interest-only	3,572	—	—	—	—	—	—	3,572
Fixed/interest-only	393	9	23	1	—	—	—	426
Step-rate modified	5,420	542	121	31	14	—	—	5,538
Total	$17,831	$2,727	$3,164	$2,504	$2,726	$1,625	$5,548	$35,535
(1)    Excludes loans underlying certain other securitization products since the payment change information is not available to us for these loans.
We believe that the performance of these types of loans has been affected by prior adverse macroeconomic conditions, such as unemployment rates and house price declines in many geographic areas, in addition to the increase in the borrower's monthly payment. However, we continue to monitor the performance of these loans as many have experienced a payment change or are scheduled to have a payment change in 2021 or thereafter, which is likely to subject the borrowers to higher monthly payments. Since a substantial portion of these loans were originated in 2005 through 2008 and are located in geographic areas that were most affected by declines in house prices that began in 2006, we believe that the serious delinquency rate for these types of loans will remain high in 2021.
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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $0.7 billion and $0.8 billion of security collateral underlying our other securitization products at December 31, 2020 and December 31, 2019, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, part of our relief refinance initiative or part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-K and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller or servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to December 31, 2020, we have purchased approximately $36.4 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio.

FREDDIE MAC | 2020 Form 10-K	98

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.
Table 41 - Alt-A Loans in Our Single-Family Credit Guarantee Portfolio

	December 31, 2020				December 31, 2019
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified(1)	SDQ Rate
Alt-A	$18.4	55%	14.7%	10.66%	$21.1	61%	17.8%	3.75%
(1)     Primarily includes loans modified through the Freddie Mac Flex Modification program. In prior periods, the percentage included loans in the payment deferrals program. Prior periods have been revised to conform to the current period presentation.
The UPB of Alt-A loans in our single-family credit guarantee portfolio is continuing to decline due to borrowers refinancing into other mortgage products, foreclosure sales, and other liquidation events.
Geographic Concentrations
We purchase mortgage loans from across the U.S. However, local economic conditions can affect the borrower's ability to repay and the value of the underlying collateral, leading to concentrations of credit risk in certain geographic areas. In addition, certain states and municipalities may pass laws that limit our ability to foreclose or evict and make it more difficult and costly to manage our risk.
The table below summarizes the concentration by geographic area of our single-family credit guarantee portfolio as of December 31, 2020 and December 31, 2019, respectively. While our portfolio is diversified geographically, the economic effects of the COVID-19 pandemic may be disproportionately concentrated in certain geographic regions or areas. See Note 18 for more information about credit risk associated with loans that we hold or guarantee.
Table 42 - Concentration of Credit Risk of Our Single-Family Credit Guarantee Portfolio

	December 31, 2020			December 31, 2019			2020(1)		2019
(Dollars in billions)	Portfolio UPB	% of Portfolio	Serious Delinquency Rate	Portfolio UPB	% of Portfolio	Serious Delinquency Rate	Credit Losses Amount	% of Credit Losses	Credit Losses Amount	% of Credit Losses
Region:(2)
West	$720	31%	2.41%	$595	30%	0.36%	$—	5%	$0.2	12%
Northeast	549	24	3.16	475	24	0.87	0.2	40	0.5	37
North Central	357	15	2.06	319	16	0.61	0.1	27	0.3	19
Southeast	375	16	2.95	326	16	0.73	0.1	18	0.4	24
Southwest	325	14	2.59	279	14	0.54	—	10	0.1	8
Total	$2,326	100%	2.64	$1,994	100%	0.63	$0.4	100%	$1.5	100%
State:
California	$424	18%	2.64	$347	17%	0.34	$—	4%	$0.1	8%
Texas	145	6	3.11	123	6	0.54	—	3	—	3
Florida	135	6	3.70	116	6	0.77	—	9	0.2	14
New York	103	4	4.56	94	5	1.21	0.1	13	0.1	7
Illinois	96	4	2.96	88	4	0.85	0.1	14	0.2	10
All other	1,423	62	2.34	1,226	62	0.61	0.2	57	0.9	58
Total	$2,326	100%	2.64	$1,994	100%	0.63	$0.4	100%	$1.5	100%
(1)Excludes credit losses related to charge-offs of accrued interest receivables.
(2)Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
Engaging in Loss Mitigation Activities

Servicers perform loss mitigation activities as well as foreclosures on loans that they service for us. Our loss mitigation strategy emphasizes early intervention by servicers in delinquent loans and offers alternatives to foreclosure by providing servicers with default management programs designed to manage non-performing loans and to assist borrowers in maintaining home ownership or to facilitate foreclosure alternatives.
We offer a variety of borrower assistance programs, including refinance programs for certain eligible loans and loan workout activities for struggling borrowers. Our loan workouts include both home retention options and foreclosure alternatives. We also engage in transfers of servicing for and sales of certain seriously delinquent and reperforming loans.

FREDDIE MAC | 2020 Form 10-K	99

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
Relief Refinance Program
Our relief refinance initiative allows eligible homeowners whose loans we already own or guarantee to refinance with more favorable terms (such as reduction in payment, reduction in interest rate or movement to a more stable loan product) and without the need to obtain additional mortgage insurance.
The relief refinance initiative includes the Enhanced Relief Refinance program, which provides liquidity for borrowers who are current on their mortgages but are unable to refinance because their LTV ratios exceed our standard refinance limits.
The following table includes information about the performance of our relief refinance mortgage portfolio.
Table 43 - Single-Family Relief Refinance Loans

	December 31,
	2020			2019
(Dollars in millions)	UPB	Loan Count	SDQ Rate	UPB	Loan Count	SDQ Rate
Above 125% Original LTV	$11,972	83,439	4.41%	$15,906	103,401	0.93%
Above 100% to 125% Original LTV	23,064	159,542	4.33	31,072	200,227	0.96
Above 80% to 100% Original LTV	38,994	293,582	3.88	52,020	362,647	0.76
80% and below Original LTV	55,291	575,708	2.70	70,752	681,232	0.43
Total	$129,321	1,112,271	3.38	$169,750	1,347,507	0.64
Loan Workout Activities
Home Retention Options
When refinancing is not practicable, we require our servicers first to evaluate the loan for a forbearance plan, repayment plan, payment deferral, or loan modification, because our level of recovery on a loan that reperforms is often higher than for a loan that proceeds to a foreclosure alternative or foreclosure. Although workout options are often less costly than a foreclosure, we incur costs as a result of our loss mitigation activities. Specifically, payment deferrals result in non-interest-bearing balances we have to finance for the life of the mortgage, resulting in economic costs as a result of this program. Additionally, we incur economic losses on loan modifications that involve an interest rate reduction or principal forbearance, and we incur expenses related to incentive fees we pay to servicers for certain successfully completed loan workouts.
We offer the following types of home retention options:
■    Forbearance plans - Arrangements that require reduced or no payments during a defined period, generally less than one year, to allow borrowers to return to compliance with the original mortgage terms or to implement another loan workout. For agreements completed in 2020, the average time period for reduced or suspended payments was between four and five months.
■    Repayment plans - Contractual plans that allow borrowers a specific period of time to return to current status by paying the normal monthly payment plus additional agreed upon delinquent amounts. Repayment plans must have a term greater than one month and less than or equal to 12 months and the monthly repayment plan payment amount must not exceed 150% of the contractual mortgage payment. Servicers are paid incentive fees for repayment plans that are paid in full and loans brought to current status. For plans completed in 2020, the average time period to repay past due amounts was approximately four months.
■    Payment deferrals - Arrangements that allow borrowers to return to current status by deferring delinquent principal and interest into a non-interest-bearing principal balance that is due at the earlier of the payoff date, maturity date, or sale of the property. The remaining mortgage term, interest rate, payment schedule, and maturity date remain unchanged and no trial period plan is required. The number of months of payments deferred varies based upon the type of hardship the borrower is experiencing.
■    Loan modifications - Contractual plans that may involve changing the terms of the loan, adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, or a combination of both, including principal forbearance. Our modification programs generally require completion of a trial period of at least three months prior to receiving the modification. If a borrower fails to complete the trial period, the loan is considered for our other workout activities. These modification programs offer eligible borrowers extension of the loan's term up to 480 months and a fixed interest rate. Servicers are paid incentive fees for each completed modification, and there are limits on the number of times a loan may be modified. Our primary loan modification program is the Freddie Mac Flex Modification® program, which targets a 20% payment reduction through interest rate reduction, term extension, and principal forbearance. Under the Freddie Mac Flex Modification program, borrowers must complete a 90-day trial period plan prior to permanent modification.
The level of our loan workout activity increased significantly in 2020 compared to 2019 due to the COVID-19 pandemic. Pursuant to FHFA guidance and the CARES Act, we have been offering mortgage relief options for borrowers affected by the COVID-19 pandemic, including forbearance of up to 12 months to single-family borrowers experiencing a related financial

FREDDIE MAC | 2020 Form 10-K	100

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
hardship, either directly or indirectly, and a payment deferral option for eligible homeowners who have the financial capacity to resume making their monthly payments, but who are unable to afford the additional monthly contributions required by a repayment plan. Under FHFA's guidance, we are extending COVID-19 forbearances up to 15 months for eligible borrowers, and this forbearance term may be further extended by FHFA in the future.
Foreclosure Alternatives
When a seriously delinquent single-family loan cannot be resolved through an economically sensible home retention option, we typically seek to pursue a foreclosure alternative before we pursue a foreclosure sale. We pay servicers incentive fees for each completed foreclosure alternative. In some cases, we provide cash relocation assistance to the borrower, while allowing the borrower to exit the home in an orderly manner. We offer the following types of foreclosure alternatives:
■    Short sale - The borrower sells the property for less than the total amount owed under the terms of the loan. A short sale is preferable to a borrower because we provide limited relief to the borrower from repaying the entire amount owed on the loan. A short sale allows us to avoid the costs we would otherwise incur to complete the foreclosure and subsequently sell the property.
■    Deed in lieu of foreclosure - The borrower voluntarily agrees to transfer title of the property to us without going through formal foreclosure proceedings.
The volume of foreclosures declined significantly in 2020, primarily due to the foreclosure moratorium that will remain in effect until at least March 31, 2021. The volume of our short sale transactions declined in 2020 compared to 2019, continuing the trend in recent periods. Similarly, the volume of short sales in the overall market also declined in recent periods as house prices have continued to increase.
The following graphs provide details about our single-family loan workout activities and foreclosure sales. In prior periods, the loan modifications included loans in the payment deferrals program. Prior periods have been revised to conform to the current period presentation.
Home Retention Actions(1)

(In thousands)
87
45
425
228
169
51
16
11
9
7
9
4
25
9
19
2018
2019
2020
Forbearance plans
Repayment plans
Payment deferrals
Loan modifications
Total

(1)Forbearance plans in this graph only include those where borrowers fully reinstated the loan to current status during or at the end of forbearance period.
Foreclosure Alternatives and Foreclosure Sales

FREDDIE MAC | 2020 Form 10-K	101

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
The tables below contain credit characteristic data on our single-family modified loans.
Table 44 - Credit Characteristics of Single-Family Modified Loans

	December 31, 2020
(Dollars in billions)	UPB	% of Portfolio	CLTV Ratio	SDQ Rate
Loan Modifications(1)	$27.6	1%	58%	22.39%

	December 31, 2019
(Dollars in billions)	UPB	% of Portfolio	CLTV Ratio	SDQ Rate
Loan Modifications(1)	$38.3	2%	65%	10.67%
(1)     Primarily includes loans modified through the Freddie Mac Flex Modification program. In prior periods, the percentage included loans in the payment deferrals program. Prior periods have been revised to conform to the current period presentation.
The table below contains information about the payment performance of modified loans in our single-family credit guarantee portfolio, based on the number of loans that were current, sold or paid off one year and, if applicable, two years after modification.
Table 45 - Payment Performance of Single-Family Modified Loans(1)

	Quarter of Loan Modification Completion
	4Q 2019	3Q 2019	2Q 2019	1Q 2019	4Q 2018	3Q 2018	2Q 2018	1Q 2018
Current, sold or paid off one year after modification:	58%	59%	58%	67%	67%	78%	78%	65%
Current, sold or paid off two years after modification:	N/A	N/A	N/A	N/A	71	72	74	73
(1)     Primarily includes loans modified through the Freddie Mac Flex Modification program. In prior periods, the percentage included loans in the payment deferrals program. Prior periods have been revised to conform to the current period presentation.
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
We pursue sales of certain seriously delinquent loans when we believe the sale of these loans provides better economic returns than continuing to hold them. The FHFA requirements guiding these transactions include bidder qualifications, loan modifications, and performance reporting. Certain seriously delinquent loans may reperform, either on their own or through modification. In addition to sales of seriously delinquent loans, we sell certain reperforming loans, which typically involves securitization of the loans using our senior subordinate securitization structures or Level 1 Securitization Products, depending on market conditions, business strategy, credit risk considerations, and operational efficiency. Of the $10.7 billion in UPB of single-family loans classified as held-for-sale at December 31, 2020, $4.8 billion related to loans that were seriously delinquent.
While our ability to sell these seasoned loans was negatively affected by the COVID-19 pandemic during the first half of 2020, the market for certain loans improved during the second half of 2020. We sold $8.3 billion in UPB of reperforming loans through securitization during 2020, compared to $12.9 billion during 2019. We completed sales of $0.7 billion in UPB of seriously delinquent loans during 2020, compared to sales of $0.2 billion in UPB of such loans during 2019.
Managing Foreclosure and REO Activities

In a foreclosure, we may acquire the underlying property and later sell it, using the proceeds of the sale to reduce our losses.
We typically acquire properties as a result of borrower defaults and subsequent foreclosures or deeds in lieu of foreclosure on loans that we own or guarantee. We evaluate the condition of, and market for, newly acquired REO properties, determine if repairs will be performed, determine occupancy status and whether there are legal or other issues to be addressed, and determine our sale or disposition strategy. When we sell REO properties, we typically provide an initial period where we consider offers by owner occupants and entities engaged in community stabilization activities before offers by investors. We also consider disposition strategies, such as auctions, as appropriate to improve collateral recoveries and/or when traditional sales strategies (i.e., marketing via Multiple Listing Service and a real estate agent) may not be as effective.
We are subject to various state and local laws that affect the foreclosure process. The pace and volume of REO acquisitions are affected not only by the delinquent loan population but also by when we can initiate the foreclosure process and the length of the process, which extends the time it takes for loans to be foreclosed upon and the underlying properties to transition to REO.
Pursuant to FHFA guidance and the CARES Act, we are required to suspend foreclosures, other than for vacant or abandoned

FREDDIE MAC | 2020 Form 10-K	102

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
properties, and evictions due to the COVID-19 pandemic until March 31, 2021, and this suspension period may be extended by FHFA, if necessary.
Delays in Foreclosure Process and Average Length of Foreclosure Process
Our serious delinquency rates and credit losses may be adversely affected by delays in the foreclosure process, particularly in states where a judicial foreclosure process is required. Foreclosures generally take longer to complete in such states, resulting in concentrations of delinquent loans in those states, as shown in the table below. At December 31, 2020, loans in states with a judicial foreclosure process comprised 37% of our single-family credit guarantee portfolio.
The table below presents the length of time our loans have been seriously delinquent, by jurisdiction type.
Table 46 - Seriously Delinquent Single-Family Loans by Jurisdiction

	Year Ended December 31,
	2020		2019		2018
Aging, by locality	Loan Count	%	Loan Count	%	Loan Count	%
Judicial states
<= 1 year	132,103	42%	26,063	37%	27,811	37%
> 1 year and <= 2 years	9,627	3	7,416	11	8,268	11
> 2 years	6,072	2	5,336	8	6,871	9
Non-judicial states
<= 1 year	158,563	50	24,997	36	25,675	34
> 1 year and <= 2 years	6,659	2	3,928	5	4,133	6
> 2 years	2,283	1	1,981	3	2,382	3
Combined
<= 1 year	290,666	92	51,060	73	53,486	71
> 1 year and <= 2 years	16,286	5	11,344	16	12,401	17
> 2 years	8,355	3	7,317	11	9,253	12
Total	315,307	100%	69,721	100%	75,140	100%
The longer a loan remains delinquent, the greater the associated costs we incur. Loans that remain delinquent for more than one year are more challenging to resolve as many of these borrowers may not be in contact with the servicer, may not be eligible for loan modifications, or may determine that it is not economically beneficial for them to enter into a loan modification due to the amount of costs incurred on their behalf while the loan was delinquent. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will remain high as loans awaiting court proceedings in those states transition to REO or other loss events. The number of our single-family loans delinquent for more than one year increased 32% during 2020.
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
The table below presents average completion times for foreclosures of our single-family loans.
Table 47 - Average Length of Foreclosure Process for Single-Family Loans

	Year Ended December 31,
(Average days)	2020	2019	2018
Judicial states
Florida	1,037	1,143	1,173
New Jersey	983	1,089	1,343
New York	1,800	1,765	1,790
All other judicial states	669	692	710
Judicial states, in aggregate	802	872	926
Non-judicial states, in aggregate	537	520	530
Total	690	730	766
As indicated in the table above, the average length of the foreclosure process for our single-family loans has been trending downward in recent years for some jurisdictions but it has remained elevated in others, particularly in states with a judicial foreclosure process, such as Florida and New York.

FREDDIE MAC | 2020 Form 10-K	103

Management's Discussion and Analysis	Risk Management | Single-Family Mortgage Credit Risk
Our REO inventory continued to decline in 2020, and the rate of decline significantly increased primarily due to FHFA guidance and the CARES Act, which required us to suspend certain foreclosures and evictions due to the COVID-19 pandemic. In addition to significantly slower new REO inflows, increased buyer demand resulting from low interest rates and a housing shortage kept REO dispositions at a steady pace. Therefore, our REO inventory declined significantly in 2020 as compared to 2019. Even in the absence of these unique circumstances, the decline of our REO inventory continued to be driven by the improved credit quality of our portfolio, effective loss mitigation and REO disposition strategies, and a large proportion of property sales to third parties at foreclosure. Third-party sales at foreclosure auction allow us to avoid the REO property expenses that we would have otherwise incurred if we held the property in our REO inventory until disposition.
We expect the rate of decline in our REO inventory to slow as long as the aforementioned foreclosure and eviction suspensions remain in effect and inventory available for sale begins to plateau.
The table below shows our single-family REO activity.
Table 48 - Single-Family REO Activity

	Year Ended December 31,
	2020		2019		2018
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance - REO	4,989	$565	7,100	$780	8,299	$900
Additions	2,361	214	7,910	786	10,442	1,012
Dispositions	(5,584)	(580)	(10,021)	(1,001)	(11,641)	(1,132)
Ending balance - REO	1,766	199	4,989	565	7,100	780
Beginning balance, valuation allowance		(10)		(11)		(14)
Change in valuation allowance		9		1		3
Ending balance, valuation allowance		(1)		(10)		(11)
Ending balance - REO, net		$198		$555		$769
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
The table below presents single-family severity ratios.
Table 49 - Single-Family Severity Ratios

	Year Ended December 31,
	2020	2019	2018
REO dispositions and third-party foreclosure sales	20.4%	21.7%	24.2%
Short sales	22.6	24.5	26.6
Our severity ratios declined during 2020 compared to 2019, primarily driven by house price appreciation as well as effective cost control and disposition strategies.
REO Property Status
A significant portion of our REO portfolio is unable to be marketed at any given time because the properties are occupied, involved in legal matters (e.g., bankruptcy, litigation, etc.), or subject to a redemption period, which is a post-foreclosure period during which borrowers may reclaim a foreclosed property. Redemption periods increase the average holding period of our inventory by as much as 10% or more. As of December 31, 2020, approximately 48% of our REO properties were unable to be marketed because the properties were occupied, located in states with a redemption period or subject to other legal matters. Another 18% of the properties were being prepared for sale (i.e., valued, marketing strategies determined, and repaired). The percentage of REO properties available for sale has declined significantly as new foreclosure inflows have significantly slowed due to the foreclosure and eviction suspensions that have been in place since March 2020 and sales have remained steady. Thus, as of December 31, 2020, approximately 19% of our REO properties were listed and available for sale, and 15% of our inventory was pending the settlement of sales. Though it varied significantly by state, the average holding period of our single-family REO properties, excluding any redemption period, was 250 days and 234 days for our REO dispositions during 2020 and 2019, respectively.

FREDDIE MAC | 2020 Form 10-K	104

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

Multifamily Mortgage Credit Risk

We manage our exposure to multifamily mortgage credit risk, which is a type of commercial real estate credit risk, using the following principal strategies:
■    Maintaining policies and procedures for new business activity, including prudent underwriting standards;
■    Managing our portfolio, including loss mitigation activities; and
■    Transferring credit risk to third-party investors.
Maintaining Policies and Procedures for New Business Activity, Including Prudent Underwriting Standards

We use a prior approval underwriting approach for multifamily loans, in contrast to the delegated underwriting approach used in our Single-family Guarantee segment and Fannie Mae's DUS program. Under this approach, we maintain credit discipline by completing our own underwriting and credit review for each new loan prior to issuing a loan purchase commitment, including reviewing third-party appraisals and performing cash flow analysis. Our underwriting standards focus on the LTV ratio and DSCR, which estimates a borrower's ability to repay the loan using the secured property's cash flows, after expenses. A higher DSCR indicates lower credit risk. Our standards require maximum LTV ratios and minimum DSCRs that vary based on the characteristics and features of the loan. Loans are generally underwritten with a maximum original LTV ratio of 80% and a DSCR of greater than 1.25, assuming monthly payments that reflect amortization of principal. However, certain loans may have a higher LTV ratio and/or a lower DSCR, typically where this will serve our mission and contribute to achieving our affordable housing goals.
Consideration is also given to other qualitative factors, such as borrower experience, the type of loan, location of the property, and the strength of the local market. Sellers provide certain representations and warranties regarding the loans they sell to us, and are required to repurchase loans for which there has been a breach of representation or warranty. These representations and warranties are made as of the date the loan is sold to Freddie Mac and unless Freddie Mac agrees to an exception to the representation and warranty at purchase, the repurchase remedy may be implemented upon proof of the breach. However, repurchases of multifamily loans have been rare due to our underwriting approach, which is completed prior to issuance of a loan purchase commitment.
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
Occasionally, we securitize loans or bonds contributed by third parties that are underwritten by us after origination. Prior to securitization, we are not exposed to the credit risk of these underlying loans or bonds. However, as we may guarantee some or all of the securities issued by the trusts used in these transactions, we effectively assume credit risk equal to the guaranteed UPB. Similar to our primary securitizations, these other securitizations generally provide for structural credit enhancements (e.g., subordination or other loss sharing arrangements) that allocate first loss exposure to third parties.
Notwithstanding the effects of the COVID-19 pandemic on the multifamily market and broader economic environment, the credit quality of our multifamily loan purchases and guarantees remained consistent with prior periods.
The graphs below show the original credit profile of the multifamily loans we purchased or guaranteed.

FREDDIE MAC | 2020 Form 10-K	105

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk
Weighted Average Original LTV Ratio
Weighted Average Original DSCR

The table below presents the percentage of our multifamily new business activity that had certain characteristics that may be considered higher risk.
Table 50 - Percentage of Multifamily New Business Activity With Higher Risk Characteristics

	Year Ended December 31,
	2020	2019	2018
Original LTV ratio greater than 80%(1)	1%	2%	1%
Original DSCR less than or equal to 1.10(1)	1	1	1
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
Substantially all of our guarantees have first loss credit protection provided by subordination. As a result, our primary credit risk exposure stems from unsecuritized loans and consolidated loans underlying our PC securitizations. By their nature, loans awaiting securitization that we hold for sale remain on our balance sheet for a shorter period than loans we hold for investment and are generally covered by general seller representations and warranties. For unsecuritized loans, we may offer a workout option to give the borrower an opportunity to bring the loan current and retain ownership of the property, such as providing a short-term extension of up to 12 months. These arrangements are entered into with the expectation that we will recover our initial investment or minimize our losses. We do not enter into these arrangements in situations where we believe we would experience a loss in the future that is greater than or equal to the loss we would experience if we foreclosed on the property at the time of the agreement. Our multifamily loan modification and other workout activities have been minimal in the last three years.
For consolidated loans underlying our PC securitizations, we generally retain full credit risk exposure through our guarantee, although we may subsequently transfer a portion of that credit risk using other credit risk transfer products.
Various federal, state, and local laws may affect our business processes and financial results. Future changes in these laws may adversely impact our borrowers or make it more difficult and costly for us to manage our credit risk. Rent restrictions and eviction moratoriums may adversely impact the cash flows generated by the underlying properties, while foreclosure moratoriums may limit our ability to pursue certain loss mitigation actions (e.g., foreclosure) upon a borrower default.

FREDDIE MAC | 2020 Form 10-K	106

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk
Loans in COVID-19 Related Forbearance Plans
Pursuant to FHFA guidance and the CARES Act, Freddie Mac and Fannie Mae offer multifamily borrowers mortgage forbearance with the condition that they suspend all evictions during the forbearance period for renters unable to pay rent. Under our forbearance program, multifamily borrowers with a fully performing loan as of February 1, 2020 can defer their loan payments for up to 90 days by showing hardship as a consequence of the COVID-19 pandemic and by gaining lender approval. After the forbearance period, the borrower is required to repay the forborne loan amounts in no more than 12 equal monthly installments.
In June 2020, in coordination with FHFA, we announced three supplemental forbearance relief options that servicers may use to assist borrowers with a forbearance plan who continue to be affected by the COVID-19 pandemic. These supplemental relief options added to the original tenant protections by providing flexibility to tenants to repay past due rent over time and not in a lump sum, and extended the prohibition on charging tenants fees and penalties for past due rent through both the forbearance and repayment periods. The three supplemental relief options include: (i) the option to delay the start of the repayment period following the initial forbearance period, (ii) an extension of the repayment period, and (iii) an extension of the forbearance period with an optional extended repayment period. Borrower requests for supplemental forbearance relief will be reviewed by the applicable servicer to confirm that COVID-19 continues to be the underlying cause of the impairment of the property's performance. If so, the servicer will determine whether any of the three supplemental relief options can reasonably be expected to return the property's performance to its pre-pandemic levels. If none of the options seem appropriate, the loan will be transferred to the appropriate asset resolution group. The selection of the appropriate supplemental relief option is at the discretion of the servicer and will not be an election of the borrower. In December 2020, we extended the deadline for borrowers whose loans have not been more than 30 days past due to request a new COVID-19 forbearance agreement or supplemental relief to March 31, 2021. The forbearance program was initially set to terminate at the end of 2020.
In coordination with FHFA, we have implemented numerous protections for tenants as part of our forbearance program. In May 2020, pursuant to FHFA guidance, we introduced an online multifamily property lookup tool to help renters determine if they are temporarily protected from eviction due to nonpayment of rent during the COVID-19 national health emergency. In August, we modified our forbearance program to introduce requirements for borrowers with a forbearance plan to provide notification to tenants of certain protections available to those tenants. For additional information on our responses to the COVID-19 pandemic, see Introduction - COVID-19 Pandemic Response Efforts.
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
Table 51 - Current Credit Quality of Multifamily Loans Under a Forbearance Program

	December 31, 2020
(Dollars in millions)	UPB(1)	LTV > 80%(2)	DSCR < 1.25(2)
Forbearance period	$367	$53	$309
Repayment period	6,678	393	3,699
Credit-enhanced	7,045	446	4,008
Forbearance period	3	3	3
Repayment period	767	78	197
Non-credit-enhanced	770	81	200
Total	$7,815	$527	$4,208

Weighted average LTV(2)	64%
Weighted average DSCR(2)	1.40
(1)    Represents the entire loan UPB underlying our multifamily mortgage portfolio.
(2)    Based on the most recent borrower financial information submissions received from the servicers.
Of the loans in forbearance, 82.1% based on UPB are in securitizations with first loss credit protection provided by subordination, with forbearance requests related to loans underlying our SB Certificate securitizations being the most common. The weighted average subordination level of securitizations with subordination that have loans in forbearance was 14.5% as of December 31, 2020. 17.5% of loans in forbearance are scheduled to mature prior to 2024. In addition, as of December 31, 2020, we have approved supplemental forbearance relief requests totaling $1.2 billion in UPB.
Allowance for Credit Losses

FREDDIE MAC | 2020 Form 10-K	107

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

Upon the adoption of CECL on January 1, 2020, we recognized an increase to the opening balance of the allowance for credit losses on multifamily loans classified as held-for-investment and certain other off-balance sheet credit exposures. Under CECL, we recognize an allowance for credit losses before a loss event has been incurred, which results in earlier recognition of credit losses compared to the previous incurred loss impairment methodology.
We estimate the allowance for credit losses using a loss-rate method to estimate the net amount of cash flows we expect to collect. The loss rate method is based on a probability of default and loss given default framework that estimates credit losses by considering a loan’s underlying characteristics and current and forecasted economic conditions. Loan characteristics considered by our model include vintage, loan term, current DSCR, current LTV ratio, occupancy rate, and interest rate hedges. We generally forecast economic conditions over a reasonable and supportable two-year period prior to reverting to historical averages at the model input level over a five-year period, using a linear reversion method. We also consider as model inputs expected prepayments, contractually specified extensions, modifications we reasonably expect will occur, expected recoveries from collateral posting requirements, and expected recoveries from attached credit enhancements. Management adjustments may be necessary to our model output to take into consideration current economic events and other external factors.
While our estimate of credit losses increased during 2020 due to the effects of the COVID-19 pandemic, a significant portion of the credit risk exposure of our multifamily mortgage portfolio is reduced by first loss credit protection provided by subordination from our securitizations.
The following table summarizes the allowance for credit losses on our multifamily mortgage portfolio including our off-balance sheet credit exposures.
Table 52 - Multifamily Allowance for Credit Losses Activity

(Dollars in millions)	2020	2019	2018	2017	2016
Beginning balance(1)	$68	$15	$44	$35	$59
(Benefit) provision for credit losses	132	3	(24)	13	(22)
Charge-offs	—	—	(8)	(4)	(2)
Recoveries collected	—	—	3	—	—
Ending balance	$200	$18	$15	$44	$35

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$104	$12	$9	$35	$20
Off-balance sheet credit exposures	96	6	6	9	15
Total	$200	$18	$15	$44	$35
(1)Includes transition adjustments recognized upon the adoption of CECL on January 1, 2020. See Note 1 for more information on transition adjustments.
Our multifamily credit losses remain low due to the property performance of the loans underlying our multifamily mortgage portfolio. See Note 7 for additional information regarding multifamily credit losses and allowance for credit losses.
Transferring Credit Risk to Third-Party Investors

Types of Credit Enhancements
In connection with the acquisition, guarantee, or securitization of a loan or group of loans, we may obtain various forms of credit protection that reduce our credit risk exposure to the underlying mortgage borrower and reduce our required conservatorship capital. For example, at the time of loan acquisition or guarantee, we may obtain recourse and/or indemnification protection from our lenders or sellers. After acquisition, we primarily reduce our credit risk exposure to the underlying borrower by using one or more of our securitization products.
The following table summarizes our principal types of credit enhancements. See Our Business Segments - Multifamily - Business Overview - Products and Activities for additional information on our securitization and credit risk transfer products.

FREDDIE MAC | 2020 Form 10-K	108

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

Category	Products	CRT	Coverage Type	Accounting Treatment
Subordination	Primary securitization products	Yes	Back-end	Guarantee
Other securitization products:
	• Securitizations of purchased collateral	Yes	Back-end	Guarantee/Debt
	• Securitizations of collateral contributed by third parties	No	Front-end	Guarantee
Lender risk-sharing	Securitizations in which we issue fully guaranteed securities and simultaneously enter into a separate loss sharing agreement.	Yes	Front-end	Freestanding
Insurance/reinsurance	MCIP	Yes	Back-end	Freestanding
SCR	SCR debt notes	Yes	Back-end	Debt
Credit Enhancement Coverage for Multifamily Mortgage Portfolio
The table below presents the UPB, delinquency rates, and forbearance rates for both credit-enhanced and non-credit enhanced loans underlying our multifamily mortgage portfolio.
Table 53 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	December 31,
	2020			2019
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate(1)	UPB	Delinquency Rate	Forbearance Rate(1)
Credit-enhanced:
Subordination(2)	$286,092	0.18%	1.99%	$251,008	0.09%	—%
Other(3)	17,353	0.17	2.73	16,069	0.06	—
Total credit-enhanced	303,445	0.18	2.03	267,077	0.09	—
Non-credit-enhanced	42,098	0.02	1.83	33,091	—	—
Total	$345,543	0.16	2.01	$300,168	0.08	—
(1)    Forbearance rate includes loans in our forbearance program including loans in their repayment period. Forbearance loans that fail to comply with the terms of the forbearance agreement are reported in our delinquency rate.
(2)    Represents the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities.
(3)    Includes lender risk-sharing agreements related to certain securitizations, insurance/reinsurance contracts, SCR debt notes and other credit enhancements.
Our securitizations remain our principal risk transfer mechanism. Through securitizations, we have transferred a substantial amount of the expected and stressed credit risk on the multifamily guarantee portfolio, thereby reducing our overall credit risk exposure and required conservatorship capital. Since 2009, we have transferred a portion of the credit risk related to $460.0 billion in UPB of multifamily loans through our securitizations, primarily K Certificates and SB Certificates, and other credit risk transfer products.
The table below provides information on the level of subordination outstanding on our securitizations with subordination.
Table 54 - Level of Subordination Outstanding

	December 31,
	2020			2019
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate	UPB	Delinquency Rate	Forbearance Rate
Less than 10%	$49,227	0.04%	0.14%	$2,094	0.04%	—%
10% or greater	236,865	0.21	2.38	248,914	0.09	—
Total	$286,092	0.18	1.99	$251,008	0.09	—
Weighted average subordination level	13%			14%
The increase in the "Less than 10%" level of subordination outstanding was primarily driven by a reduction in subordination levels for new issuances of our typical K Certificate securitizations. The lower subordination levels are still expected to absorb a substantial amount of expected and stressed credit losses. We have not experienced significant credit losses associated with our guarantees on our primary securitizations.
In addition to the credit enhancements listed above, we have various other credit enhancements related to our multifamily unsecuritized loans, securitizations, and other mortgage-related guarantees, in the form of collateral posting requirements, pool insurance, bond insurance, loss sharing agreements, and other similar arrangements, that along with the proceeds received

FREDDIE MAC | 2020 Form 10-K	109

Management's Discussion and Analysis	Risk Management | Multifamily Mortgage Credit Risk

from the sale of the underlying mortgage collateral, are designed to enable us to recover all or a portion of our losses on our mortgage loans or the amounts paid under our financial guarantee contracts. Our historical losses paid under our guarantee contracts and related recoveries pursuant to these agreements have not been significant. See Note 8 for more information on the total current and protected UPB of our multifamily mortgage portfolio that is credit-enhanced and the associated maximum coverage.
The table below contains details on the loans underlying our multifamily mortgage portfolio that are not credit-enhanced.
Table 55 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	December 31,
	2020			2019
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate	UPB	Delinquency Rate	Forbearance Rate
Unsecuritized loans:
Held-for-sale	$21,794	0.04%	0.85%	$15,930	0.01%	—%
Held-for-investment	8,655	—	1.40	9,408	—	—
Securitization-related products	6,711	—	6.84	3,656	—	—
Other mortgage-related guarantees	4,938	—	0.07	4,097	—	—
Total	$42,098	0.02	1.83	$33,091	—	—
REO Activity
Our REO activity has remained low in the past several years as a result of the strong property performance of our multifamily mortgage portfolio. As of December 31, 2020, we had no REO properties.
Counterparty Credit Risk

We are exposed to counterparty credit risk, which is a type of institutional credit risk, as a result of our contracts with sellers and servicers, credit enhancement providers (mortgage insurers, investors, etc.), guarantees of Fannie Mae securities underlying commingled resecuritization transactions, financial intermediaries, clearinghouses, and other counterparties. We manage our exposure to counterparty credit risk using the following principal strategies:
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

FREDDIE MAC | 2020 Form 10-K	110

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk
In addition, our single-family guarantee business is exposed to settlement risk on the non-performance of sellers and servicers as a result of our forward settlement loan purchase programs. For additional details, see the Financial Intermediaries, Clearinghouses, and Other Counterparties - Other Counterparties - Forward Settlement Counterparties section below.
Maintaining Eligibility Standards
Our eligibility standards for sellers and servicers require the following: a demonstrated operating history in residential mortgage origination and servicing, or an eligible agent acceptable to us; adequate insurance coverage; a quality control program that meets our standards; and sufficient net worth, capital, liquidity, and funding sources. We and Fannie Mae are coordinating with FHFA to establish new eligibility rules.
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
As discussed in more detail in MD&A - Our Business Segments, we acquire a significant portion of both our single-family and multifamily loan purchase volume from several large lenders, and a large percentage of our loans are also serviced by several large servicers.
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
For our single-family servicing, we utilize both depository institutions and non-depository institutions. Some of these non-depository institutions service a large share of our loans. As the COVID-19 pandemic evolved rapidly, liquidity concerns primarily regarding non-depository financial institutions arose as market conditions changed and borrowers affected by COVID-19 were offered widespread forbearance, including forbearance on loans purchased and securitized by us. Servicers must continue to advance funds during the forbearance period as discussed below, which may increase liquidity pressures on certain of our counterparties.
For our mortgage-backed securities, we guarantee the payment of principal and interest, and when the underlying borrowers do not pay their mortgages, our Guide requires single-family servicers to advance the missed mortgage interest payments from their own funds for up to 120 days. After this time, we will make the missed mortgage principal and interest payments to security holders until the mortgages are no longer held by the securitization trust. At the instruction of FHFA, our practice generally has been to purchase loans from the securitization trusts when the loans have been delinquent for 120 days or more. After the outbreak of COVID-19, FHFA further instructed us to maintain loans in COVID-19 payment forbearance plans in the securitization trusts for at least the duration of the forbearance. Once the forbearance period expires, the loan will remain in the related securities pool while:
■    An offer to reinstate the loan or enter into either a payment deferral, repayment plan or a trial period plan pursuant to a loan modification remains outstanding;
■     The loan is in an active repayment plan or trial period plan; or
■     A payment deferral solution is in effect.

FREDDIE MAC | 2020 Form 10-K	111

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk
Beginning on January 1, 2021, at the instruction of FHFA and in alignment with Fannie Mae, we extended the trigger to purchase delinquent single-family loans out of securitization trusts to 24 months of delinquency, except for loans that are paid off, permanently modified, repurchased by sellers or servicers, subject to foreclosure alternatives, or referred to foreclosure.
In addition to principal and interest payments, borrowers are also responsible for other expenses such as property taxes and homeowner's insurance premiums. When borrowers do not pay these expenses, our Guide generally requires single-family servicers to advance the funds for these expenses in order to protect or preserve our interest in or legal right to the properties. These advances are ultimately collectible from the borrowers. If the borrowers reperform through loan workout activities, the missed payments and incurred expenses will be collected from the borrowers. Should the borrower not reinstate, we will reimburse the servicers for the advanced amounts at completion of foreclosures or loan workout activities.
In response to the potential liquidity concerns for certain of our counterparties, we monitor and review the financial stability of our non-depository institutional counterparties. However, if these counterparties experience financial difficulty, we could see a decline in mortgage servicing quality and/or be less likely to recover losses.

The table below summarizes the concentration of non-depository servicers of our single-family credit guarantee portfolio.
Table 56 - Single-Family Credit Guarantee Portfolio Non-Depository Servicers

	December 31, 2020		December 31, 2019
	% of Portfolio(1)	% of Serious Delinquent Single-Family Loans	% of Portfolio(1)	% of Serious Delinquent Single-Family Loans
Top five non-depository servicers	18%	17%	18%	13%
Other non-depository servicers	30	28	20	55
Total	48%	45%	38%	68%
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
We use a variety of tools and techniques to engage our single-family sellers and servicers and limit our losses, including the following:
■    Repurchases and other remedies - For certain violations of our single-family selling or servicing policies, we can require the counterparty to repurchase loans or provide alternative remedies, such as reimbursement of realized losses or indemnification, and/or suspend or terminate the selling and servicing relationship. We typically first issue a notice of defect and allow a period of time to correct the problem prior to issuing a repurchase request. The UPB of loans subject to repurchase requests issued to our single-family sellers and servicers was $0.5 billion and $0.3 billion at December 31, 2020 and December 31, 2019, respectively. See Note 18 for additional information about loans subject to repurchase requests.
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
The majority of our multifamily loans are securitized using trusts that are administered by master servicers who bear responsibility to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. In the majority of our primary securitization transactions, we utilize one of three large financial depository institutions as master servicers, except for SB Certificate transactions where we serve as master servicer. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed non-recoverable. For loans purchased and held in our mortgage-related investment portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk.
Credit Enhancement Providers

Overview
We have exposure to credit enhancement providers through credit enhancements we obtain on single-family loans. If any of our

FREDDIE MAC | 2020 Form 10-K	112

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk
credit enhancement providers fail to fulfill their obligations, we may not receive reimbursement for credit losses to which we are contractually entitled pursuant to our credit enhancements.
With respect to primary mortgage insurers, we currently cannot differentiate pricing based on counterparty strength or revoke a primary mortgage insurer's status as an eligible insurer without FHFA approval. Further, we generally do not select the insurance provider on a specific loan, because the selection is made by the lender at the time the loan is originated. Accordingly, we are limited in our ability to manage our concentration risk with respect to primary mortgage insurers.
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
Evaluating Counterparty Creditworthiness and Monitoring Our Exposure
We monitor our exposure to individual insurers by performing periodic analysis of the financial capacity of each insurer under various adverse economic conditions. Monitoring performance and potentially identifying underperformance allows us to plan for loss mitigation. The COVID-19 pandemic may increase financial strains on our credit enhancement providers, and as a result, we have continued our close monitoring and active communication with our counterparties to assess potential risk impacts. If our credit enhancement providers fail to meet their obligations to reimburse us for claims, we could experience an increase in credit losses.
The table below summarizes our exposure to single-family mortgage insurers as of December 31, 2020. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.
Table 57 - Single-Family Mortgage Insurers

			December 31, 2020
(In millions)	Credit Rating(1)	Credit Rating Outlook(1)	UPB	Coverage
Arch Mortgage Insurance Company	A-	Negative	$95,324	$23,786
Radian Guaranty Inc. (Radian)	BBB+	Negative	92,906	22,499
Mortgage Guaranty Insurance Corporation (MGIC)	BBB+	Negative	84,164	20,853
Essent Guaranty, Inc.	BBB+	Negative	77,535	19,068
Genworth Mortgage Insurance Corporation	BB+	Watch Negative	72,375	18,089
National Mortgage Insurance (NMI)	BBB	Negative	45,757	11,506
PMI Mortgage Insurance Co. (PMI)	Not Rated	N/A	1,957	491
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	1,464	362
Triad Guaranty Insurance Corporation (Triad)	Not Rated	N/A	904	226
Others	N/A	N/A	495	93
Total			$472,881	$116,973
(1)Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of December 31, 2020. Represents the lower of S&P and Moody's credit ratings and outlooks stated in terms of the S&P equivalent.
Although the financial condition of our mortgage insurers improved in recent years, there is still a risk that some of these counterparties may fail to fully meet their obligations under a stress economic scenario since they are monoline entities primarily exposed to mortgage credit risk.

FREDDIE MAC | 2020 Form 10-K	113

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk
On October 23, 2016, Genworth Financial, Inc. ("Genworth") announced that it had entered into an agreement to be acquired by China Oceanwide Holdings Group Co., Ltd. Because Genworth Mortgage Insurance Corporation, a subsidiary of Genworth Financial, Inc., is an approved mortgage insurer, Freddie Mac evaluated the planned acquisition and approved China Oceanwide Holdings Group's control of Genworth Mortgage Insurance Corporation. On January 4, 2021, Genworth announced that Genworth and Oceanwide did not extend the end date, December 31, 2020, under the merger agreement due to uncertainty around the completion and timing of the remaining steps required to close the transaction and that Genworth is focusing on executing its contingency plan. Freddie Mac is collaborating with FHFA and Fannie Mae to review the contingency plan and provide necessary approvals.
PMI and Triad are both under the control of their state regulators and no longer issue new insurance. Both of these insurers pay a substantial portion of their claims as deferred payment obligations. RMIC is under regulatory supervision and is no longer issuing new insurance; however, it continues to pay its claims in cash.
If, as we currently expect, PMI and Triad do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers shown in the table above. As of December 31, 2020, we had cumulative unpaid deferred payment obligations of $0.4 billion from these insurers. We have reserved substantially all of these unpaid amounts as collectability is uncertain.
Except for those insurers under regulatory supervision, which no longer issue new coverage, we continue to acquire new loans with mortgage insurance from the mortgage insurers shown in the table above, some of which have credit ratings below investment grade. For more information about counterparty credit risk associated with mortgage insurers, see Note 18.
The table below displays the concentration of our single-family credit risk exposure to our ACIS counterparties.
Table 58 - Single-Family ACIS Counterparties

	December 31, 2020		December 31, 2019
(Dollars in billions)	Maximum Coverage(1)	% of Total	Maximum Coverage(1)	% of Total
Top five ACIS counterparties	$5.3	48%	$5.0	51%
All other ACIS counterparties	5.8	52	4.9	49
Total	$11.1	100%	$9.9	100%
(1)Represents maximum coverage exclusive of the collateral posted to secure the counterparties' obligations.
As of December 31, 2020 and December 31, 2019, our ACIS counterparties posted collateral of $2.4 billion and $2.0 billion, respectively. There is a possibility that if our ACIS counterparties become insolvent, a third-party involved in the restructure process could cancel a contract or contracts and prevent us from accessing collateral for future claims despite current collateral provisions. We have taken steps to reduce this risk.
For more information on our single-family CRT transactions, see MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Products and Activities - CRT Transactions, and MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors.
Fannie Mae

We have counterparty credit risk exposure to Fannie Mae through our ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. If Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, we would be responsible for making the payment to the securities holders. Our pricing does not currently reflect any incremental credit, liquidity, or operational risk associated with our guarantee of resecuritized Fannie Mae securities. We will be dependent on FHFA, Fannie Mae, and Treasury (pursuant to Fannie Mae's and our respective Purchase Agreements with Treasury) to avoid a liquidity event or default.
For additional information on commingled resecuritizations and the associated risks, see MD&A - Our Business Segments - Single-Family Guarantee and Risk Factors.
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

FREDDIE MAC | 2020 Form 10-K	114

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk
■    Cleared and exchange-traded derivatives - Cleared and exchange-traded derivatives expose us to counterparty credit risk of central clearinghouses and our clearing members. Our exposure to the clearinghouses we use to clear interest-rate derivatives has increased. The use of cleared and exchange-traded derivatives mitigates our counterparty credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open contracts are settled daily via payments made through the clearinghouse. We are required to post initial and variation margin to the clearinghouses. The amount of initial margin we must post for cleared and exchange-traded derivatives may be based, in part, on S&P or Moody's credit rating of our long-term senior unsecured debt securities. Our obligation to post margin may increase as a result of the lowering or withdrawal of our credit rating by S&P or Moody's or by changes in the potential future exposure generated by the derivative transactions.
■    OTC derivatives - OTC derivatives expose us to counterparty credit risk of individual counterparties, because these transactions are executed and settled directly between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations. When a counterparty in OTC derivatives that is subject to a master netting agreement has a net obligation to us with a market value above an agreed upon threshold, if any, the counterparty is obligated to deliver collateral in the form of cash, securities, or a combination of both to satisfy its obligation to us under the master netting agreement. Our OTC derivatives also require us to post collateral to counterparties in accordance with agreed upon thresholds, if any, when we are in a derivative liability position. The collateral posting thresholds we assign to our OTC counterparties, as well as the ones they assign to us, are generally based on S&P or Moody's credit rating. The lowering or withdrawal of our or our counterparty's credit rating by S&P or Moody's may increase our or our counterparty's obligation to post collateral, depending on the amount of the counterparty's exposure to Freddie Mac with respect to the derivative transactions. Only OTC derivatives transactions executed prior to March 1, 2017 are subject to collateral posting thresholds. Based upon regulations that took effect March 1, 2017, OTC derivative transactions executed or materially amended after that date require posting of variation margin without the application of any thresholds. Our OTC derivative transactions will become subject to new initial margin requirements on September 1, 2021.
Evaluating Counterparty Creditworthiness and Monitoring Performance
Over time, our exposure to derivative counterparties varies depending on changes in fair values, which are affected by changes in interest rates and other factors. Due to risk limits with certain counterparties, we may be forced to execute transactions with lower returns with other counterparties when managing our interest-rate risk. We manage our exposure through master netting and collateral agreements and stress-testing to evaluate potential exposure under possible adverse market scenarios. Collateral is typically transferred within one business day based on the values of the related derivatives. We regularly review the market values of the securities pledged to us, primarily agency and U.S. Treasury securities, to manage our exposure to loss. We conduct additional reviews of our exposure when market conditions dictate or certain events affecting an individual counterparty occur. When non-cash collateral is posted to us, we require collateral in excess of our exposure to satisfy the net obligation to us in accordance with the counterparty agreement.
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

FREDDIE MAC | 2020 Form 10-K	115

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk
The table below compares the gross fair value of our derivative asset positions after counterparty netting with our net exposure to these positions after considering cash and non-cash collateral held.
Table 59 - Derivative Counterparty Credit Exposure

	December 31, 2020
(Dollars in millions)	Number of Counterparties	Fair Value - Gain positions	Fair Value - Gain positions, net of collateral
OTC interest-rate swap and swaption counterparties (by rating):
A+, A, or A-	12	$2,634	$29
Cleared and exchange-traded derivatives	2	17	77
Total	14	$2,651	$106
Approximately 99% of our exposure at fair value for OTC interest-rate swap and option-based derivatives, excluding amounts related to our posting of cash collateral in excess of our derivative liability determined at the counterparty level, was collateralized at December 31, 2020. The remaining exposure was primarily due to market movements between the measurement of a derivative at fair value and our receipt of the related collateral, as well as exposure amounts below the then applicable counterparty collateral posting threshold, if any. The concentration of our derivative exposure among our primary OTC derivative counterparties remains high and could further increase.
Other Counterparties
We enter into other types of transactions in the ordinary course of business that expose us to counterparty credit risk, including those below. An individual counterparty may be included in more than one transaction type below.
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
    The major financial institutions with which we transact regarding our other investments (including non-mortgage-related securities and cash and cash equivalents) include other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. For more information on our other investments portfolio, see MD&A - Liquidity and Capital Resources.
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
■    Forward settlement counterparties - We are exposed to the non-performance (settlement risk) of counterparties relating to the forward settlement of loans and securities (including agency debt, agency RMBS, and cash window loans). Our policies require that the counterparty be evaluated using our internal counterparty rating model prior to our entering into such transactions. We monitor the financial strength of these counterparties and may use collateral maintenance requirements or offsetting transactions to manage our exposure to individual counterparties.
We also execute forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes and utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (MBSD/FICC) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the counterparty credit risk of the organization. In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we could be subject to the loss of the margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed the amount of margin we have posted to the MBSD/FICC, as clearing members are generally required to cover losses caused by defaulting members on a pro rata basis. As of December 31, 2020, the gross fair value of such forward purchase and sale commitments that were in derivative asset positions was $205 million.
■    Secured lending activities - As part of our other investments portfolio, we enter into secured lending arrangements to provide financing for certain Freddie Mac securities and other assets related to our guarantee businesses. These transactions differ from those we use for liquidity purposes, as the borrowers may not be major financial institutions, potentially exposing us to the institutional credit risk of these institutions. We also provide advances to lenders for mortgage loans that they will subsequently either sell through our cash window or securitize into securities that they will

FREDDIE MAC | 2020 Form 10-K	116

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk
deliver to us. In addition, we may invest in other secured lending activities. During 1Q 2020, certain of our counterparties that had engaged in securities purchased under agreements to resell on Freddie Mac securities defaulted under the terms of the governing legal agreements by failing to meet margin requirements. The transactions were terminated in accordance with the terms of the agreements and we recognized the collateral at fair value, which was in excess of the counterparties' outstanding obligations. We did not recognize a financial loss as a result of these defaults. For additional information, see Note 18.
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

FREDDIE MAC | 2020 Form 10-K	117

Management's Discussion and Analysis	Risk Management | Operational Risk
Operational Risk
Operational risk is the risk of direct or indirect loss resulting from inadequate or failed internal processes, people, or systems or from external events. Operational risk is inherent in all of our activities. Operational risk events include breakdowns related to people, process, and/or technology that could result in financial loss, legal actions, regulatory fines, and reputational harm.
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
We continue to face heightened operational risk and expect the risk to remain elevated for the near term. This elevated risk profile is due to the layering impact of several factors including: legacy systems requiring upgrade for operational resiliency; reliance on manual processes and models; volume and complexity of business initiatives, including the UMBS, as well as new initiatives we are pursuing as required by the Conservatorship Scorecard; external events such as cybersecurity threats and third-party failures; and issues requiring remediation. Other factors contributing to our heightened operational risk are discussed in Risk Factors - Operational Risks. We also continue to manage other operational risks, such as compliance risk.
While our operational risk profile remains elevated, we are continuing to strengthen our operational control environment by building out our operational risk resources within the first line of defense and ERM.
Operational Resiliency Risk

The inability to manage resiliency risk of our critical processes and supporting technology can negatively impact our ability to meet our business objectives. Our operational resiliency risk has increased as a result of the COVID-19 pandemic and is being managed through operational changes. We have successfully completed the company’s infrastructure migration to the cloud designed to provide near continuous availability for select applications across primary and alternate data centers. However, additional deployment of our technology recovery strategy is necessary to further reduce resiliency risks to mission critical processes. A resiliency program is in place that is designed to further help us reduce risk over the next 12 months by achieving faster recovery of critical business functions and supporting assets, with the development of failover/failback capabilities, and demonstrate our ability to sustain our processes operating out of region.
Common Securitization Platform

We continue to make various multi-year investments to build and support the infrastructure for a better housing finance system, including ongoing maintenance and development of the CSP. The CSP is owned and operated by CSS, which is jointly owned by Freddie Mac and Fannie Mae. While we exercise influence over CSS through our representation on the CSS Board of Managers, we do not control its day-to-day operations. Freddie Mac, Fannie Mae, FHFA, and CSS continue to work together to monitor the operational effectiveness of the platform.
We rely on CSS and the CSP for the operation of many of our single-family securitization activities. Our business activities would be adversely affected and the market for Freddie Mac securities would be disrupted if the CSP were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us, including as a result of an operational failure by Fannie Mae. In the event of a CSS operational failure, we may be unable to issue certain new single-family mortgage-related securities, and investors in mortgage-related securities hosted on the CSS platform may experience payment delays.
For additional information, see Risk Factors - Operational Risks - A failure in our operational systems or infrastructure, or those of third parties, could impair our ability to provide market liquidity, disrupt our business, damage our reputation, and cause financial losses.

FREDDIE MAC | 2020 Form 10-K	118

Management's Discussion and Analysis	Risk Management | Operational Risk
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
Insider threats remain a top risk as the workforce diversifies to include contractors, third-party vendors, remote workers, and part-time employees. Our third-party vendors and their supply chain connections remain another top risk as we continue to operate from a heightened awareness position focusing on our cybersecurity posture, including those from nation-state cyber threats. We have strengthened our capabilities over critical third-party monitoring with continued focus on our capabilities for monitoring and surveillance to detect deliberate actions such as malicious exploitation, theft or destruction of data, or the compromise of our networks.
For additional information, see Risk Factors - Operational Risks - Potential cybersecurity threats are changing rapidly and growing in sophistication. We may not be able to protect our systems or the confidentiality of our information from cyberattack and other unauthorized access, disclosure, and disruption.
Third-Party Risk

Third party risk is the risk of failure of an individual or entity engaged to deliver a product, service, or process to, or on behalf of, Freddie Mac. We rely on third parties, and their supply chains, to support critical processes and core functions, and are exposed to operational risks as a result of this reliance. These third parties could experience, directly or through their supply chain, failures due to process breakdowns, technology outages, cyberattacks, adverse financial conditions, or other disruptions. For example, we are exposed to risks associated with our third parties and their dependencies on technology providers supporting their operations. We are enhancing our enterprise capabilities to manage third-party operational risks. While we continue to mature our program, we may be exposed to associated elevated risks. Our use of third parties increases exposure to data breaches through third parties that access and store our data and their supply chains. Efforts are underway to improve our controls related to third-party data sharing. We have not experienced significant issues with our third-party service providers, sellers, servicers, or other counterparties during the COVID-19 pandemic. However, our third parties may face operational and financial challenges during this period, which could impact our operations. We have increased our monitoring of third parties we deem to be critical or high risk to our operations.
In addition to credit risk exposure, sellers and servicers expose us to significant operational risk, including legal/compliance, information, and reporting risks. We are enhancing our controls to identify and mitigate operational risks that result from our relationships with sellers and servicers. See MD&A - Risk Management - Counterparty Credit Risk for additional information on our monitoring of our sellers and servicers.
Model Risk

Model risk is the potential for adverse consequences from model errors in prediction or decisions based on incorrect or misused model outputs. The unprecedented events surrounding the COVID-19 pandemic have generated an increased degree of model risk and uncertainty. As a result, we expect our models to face significant challenges in accurately forecasting key inputs into our financial projections. These can include, but are not limited to, projections of mortgage rates, house prices, credit defaults, yields, prepayments and interest rates. In response, we are mitigating this increased risk by monitoring model performance and applying model overlays and adjustments when deemed appropriate. These will be driven by the latest developments and emerging trends in the economy, as well as any additional government interventions and internal policy changes. However, these adjustments incorporate subjectivity and may be based upon judgment. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these estimates could have a material impact on our consolidated financial statements.
Model development, changes to existing models, and model risks are managed in each business line according to our three-lines-of-defense framework. New model development and changes to existing models undergo a review process. Each business periodically reviews model performance, embedded assumptions, limitations, and modeling techniques, and updates its models as it deems appropriate. ERM independently validates the work done by the business lines (e.g., conducting independent assessments of ongoing monitoring results, model risk ratings, performance monitoring, and reporting against thresholds and alerts).

FREDDIE MAC | 2020 Form 10-K	119

Management's Discussion and Analysis	Risk Management | Operational Risk
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
Compliance Risk

Compliance risk is the risk of non-compliance with applicable laws, rules, regulations, conservator requirements, regulatory guidance, internal policies, procedures, standards or ethical codes of conduct (collectively, legal and regulatory obligations). We have established a compliance risk management program, leveraging the three lines of defense enterprise risk framework, to oversee and manage compliance risk, including effective challenge of our business areas’ compliance with such obligations, as appropriate. We maintain policies and procedures that provide the governance framework for the identification, measurement, monitoring, control, reporting and remediation of compliance issues. FHFA has raised concerns that we need to strengthen our compliance risk management practices by documenting and implementing an effective comprehensive framework for identifying, assessing, testing, and reporting compliance risk. As a result, we are focused on strengthening the overall compliance risk management program, including the risk of non-compliance with our legal and regulatory obligations, through planned enhancements of certain compliance program elements, including risk assessments, monitoring, testing, and reporting. Our compliance program is subject to regulatory oversight and examination, which may result in the identification of additional program deficiencies or weaknesses. To the extent additional concerns are identified, we will continue to coordinate with FHFA and our internal auditors to assess the impact and remediate these concerns, as appropriate. For additional information relating to our compliance risk management program, see Risk Factors - Legal and Compliance Risks.
Effectiveness of Our Disclosure Controls and Procedures

Management, including our Principal Executive Officer and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. As of December 31, 2020, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see Controls and Procedures.

FREDDIE MAC | 2020 Form 10-K	120

Management's Discussion and Analysis	Risk Management | Market Risk
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
A significant source of interest-rate risk is from our investments in mortgage-related assets (securities and loans) and the debt we issue to fund our assets. Typically, an existing loan or bond investment is worth less to an investor when interest rates (yields) rise and worth more when they decline. In addition, for a majority of our single-family mortgage-related assets, the borrower has the option to make unscheduled principal payments at any time before maturity without incurring a prepayment penalty. Thus, our mortgage-related asset portfolio is also exposed to uncertainty as to when borrowers will exercise their option and pay the outstanding principal balance of their loans. We face similar (and in most cases directionally opposite) exposure related to unsecured debt. Unsecured debt is typically worth less to an investor when interest rates (yields) rise and worth more when they decline. In addition, we issue debt with embedded options, such as an option to call, which provides us flexibility concerning the timing of our debt maturities.
Another source of interest-rate risk comes from our single-family guarantee portfolio, which includes upfront fees (including buy-downs), buy-ups, and float. Upfront fees are cash we receive at loan acquisition as compensation for our guarantee, which also typically includes a contractual monthly fee paid as a percentage of the UPB of the underlying loan. The present value of the upfront fees cash flows is based on the estimated loan prepayment activity, which varies based on estimates of future interest rates. From an interest-rate risk standpoint, receiving upfront fees increases risk as the actual prepayment rate of the loans we purchase may be different than our original estimates and may vary based on changes in interest rates. As interest rates decrease, loans typically prepay more quickly, resulting in accelerated recognition of upfront fees in earnings and a higher annualized rate of income. The opposite occurs as interest rates increase, resulting in slower recognition of upfront fees in earnings and a lower annualized rate of income. We incorporate upfront fees in our interest-rate risk metrics by assuming upfront fees are equivalent to the sale of an interest-only security, allowing for modeling and aggregation of the interest-rate exposure of upfront fees with the rest of our interest-rate exposures.
Conversely, buy-ups are treated as the purchase of an interest-only security as they represent the excess borrower interest payments remaining from the securitization process that we effectively purchase from the seller. Interest-rate risk related to float arises from the timing differences between the borrowers' principal payments on the loans and the reduction of the security balance. This can lead to significant interest expense if the interest amount paid to a security investor is higher than the reinvestment amount earned by the securitization trust on payments received from borrowers and paid to us as trust management income. In general, as interest rates decrease and prepayments increase, this expense to Freddie Mac increases. Conversely, as interest rates increase and prepayments decrease, this expense to Freddie Mac decreases.
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
Our use of derivatives is an important part of our strategy to manage interest-rate risk. When deciding to use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty credit risks, and our overall risk management strategy. See MD&A - Risk Management - Counterparty Credit Risk and Risk Factors for more discussion of our market risk exposures, including those related to derivatives, institutional counterparties, and other market risks.

FREDDIE MAC | 2020 Form 10-K	121

Management's Discussion and Analysis	Risk Management | Market Risk
Although we have limited ability to manage spread risk, we employ the following strategies:
■    Limiting the size of our assets that are exposed to spread risk;
■    Using short-TBA positions to hedge certain assets, primarily loans acquired through our cash window that are awaiting securitization and portions of our agency mortgage-related securities portfolio; and
■    Entering into certain spread-related derivatives to offset our spread exposures.
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
■    PVS - PVS is an estimate of the change in the present value of the cash flows of our financial assets and liabilities from an instantaneous shock to interest rates, assuming spreads are held constant and no rebalancing actions are undertaken. PVS is measured in two ways, one measuring the estimated sensitivity of our portfolio's value to a 50 basis point parallel movement in interest rates (PVS-L) and the other to a nonparallel movement (PVS-YC), resulting from a 25 basis point change in slope of the LIBOR yield curve. The 50 basis point shift and 25 basis point change in slope of the LIBOR yield curve used for our PVS measures reflect reasonably possible near-term changes that we believe provide a meaningful

FREDDIE MAC | 2020 Form 10-K	122

Management's Discussion and Analysis	Risk Management | Market Risk
measure of our interest-rate risk sensitivity.
To calculate PVS, the interest rate shock is applied to the duration (and convexity for PVS-L) of all interest-rate sensitive financial instruments. The resulting change in value for the aggregate portfolio is computed for both the up rate and down rate shock, and whichever produces the more adverse outcome is the PVS. In cases where both the up rate and down rate shocks result in a positive effect, the PVS is zero. PVS results are shown on a pre-tax basis.
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
Table 60 - PVS-YC and PVS-L Results Assuming Shifts of the LIBOR Yield Curve

	December 31, 2020			December 31, 2019
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets:
Investments	($286)	$3,700	$7,670	($307)	$4,840	$10,011
Guarantees(2)	165	(1,691)	(3,250)	(224)	351	706
Total Assets	(121)	2,009	4,420	(531)	5,191	10,717
Liabilities	(54)	(3,237)	(7,503)	20	(1,563)	(3,413)
Derivatives	185	1,180	2,839	513	(3,646)	(7,409)
Total	$10	($48)	($244)	$2	($18)	($105)
PVS	$10	$—	$—	$2	$—	$—
(1)The categorization of the PVS impact between assets, liabilities, and derivatives on this table is based upon the economic characteristics of those assets and liabilities, not their accounting classification. For example, purchase and sale commitments of mortgage-related securities and debt securities of consolidated trusts held by the mortgage-related investments portfolio are both categorized as assets on this table.
(2)Represents the interest-rate risk from our single-family guarantee portfolio, which includes buy-ups, float, and upfront fees (including buy-downs).
Table 61 - Duration Gap and PVS Results

	Year Ended December 31,
	2020			2019
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.5	$11	$73	0.8	$34	$96
Minimum	(0.7)	—	—	(0.8)	—	—
Maximum	1.5	44	275	8.6	345	950
Standard deviation	0.4	8	68	1.6	72	189
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
Table 62 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
December 31, 2020 (1)	$601	$—	($601)
December 31, 2019	$3,628	$—	($3,628)
(1)Before derivatives, our adverse PVS-L rate movement is -50 bps, whereas after derivatives our adverse PVS-L rate movement is +50 bps.

FREDDIE MAC | 2020 Form 10-K	123

Management's Discussion and Analysis	Risk Management | Market Risk
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
■    Market spread risk arising from our use of SOFR- or Treasury-based instruments in our risk management activities; and
■    Market spread risk arising from the difference in time between when we commit to purchase a mortgage loan through our pipeline path and when we either securitize the loan or hedge it by using forward TBA securities or derivatives. During this time, market spreads can widen, causing losses due to changes in fair value.
Spread duration measures the percentage change in the price of financial instruments from a change in spread over the benchmark interest rates. Unlike effective duration, spread duration typically only impacts the discounting of an instrument’s cashflows, and not the underlying cashflows themselves. This discounting impact creates a measure that is typically positive, where the instrument increases in value as spreads decline and decreases in value as spreads widen.

FREDDIE MAC | 2020 Form 10-K	124

Management's Discussion and Analysis	Risk Management | Market Risk
Earnings Sensitivity to Market Risk

The GAAP accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value) creates variability in our GAAP earnings when interest rates and spreads change. We manage this variability of GAAP earnings, which may not reflect the economics of our business, using fair value hedge accounting.
Interest Rate Related Earnings Sensitivity

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, our GAAP financial results are subject to significant earnings variability from period to period based on changes in market conditions. Based upon the composition of our financial assets and liabilities, including derivatives, at December 31, 2020, we generally recognize fair value losses in GAAP earnings when interest rates decline.
In an effort to reduce our GAAP earnings variability and better align our GAAP results with the economics of our business, we elect hedge accounting for certain single-family mortgage loans and certain debt instruments. See Note 10 for additional information on hedge accounting.
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
Table 63 - Earnings Sensitivity to Changes in Interest Rates

	Changes in Fair Value Due to Changes in Interest Rates for Financial Instruments Measured at Fair Value, Net of Hedge Accounting (Before-Tax)
(In billions)	December 31, 2020	December 31, 2019
Interest Rate Scenarios
Parallel yield curve shifts:
+100 basis points	$0.1	$0.1
-100 basis points	(0.1)	(0.1)
Non-parallel yield curve shifts - long-term interest rates:
+100 basis points	—	—
-100 basis points	—	—
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 basis points	0.1	0.1
-100 basis points	(0.1)	(0.1)
The actual effect of changes in interest rates on our comprehensive income in any given period may vary based on a number of factors, including, but not limited to, the composition of our assets and liabilities, the actual changes in interest rates that are realized at different terms along the yield curve, and the effectiveness of our hedge accounting strategies. Even if implemented properly, our hedge accounting programs may not be effective in reducing earnings volatility, and our hedges may fail in any given future period, which could expose us to significant earnings variability in that period. In addition, after dedesignation of a fair value hedging relationship, the amount of amortization of the fair value hedging basis adjustment associated with the previously designated hedged item that we recognize in a period may differ from the change in fair value of the previously designated hedging instrument during that period, which may create variability in our earnings. See Risk Factors - Market Risks - Changes in interest rates could negatively affect the fair value of financial assets and liabilities, our results of operations, and our net worth for additional information.

FREDDIE MAC | 2020 Form 10-K	125

Management's Discussion and Analysis	Risk Management | Market Risk
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
Transition from LIBOR

In 2017, the Chief Executive of the United Kingdom's Financial Conduct Authority (FCA) announced that the FCA will no longer persuade or compel member panel banks to make LIBOR submissions after 2021. He also indicated that market participants should expect LIBOR to be subsequently discontinued, or at least to no longer be deemed representative of market interest rates, and should proceed expeditiously with preparations for transitioning to an alternative reference interest rate. U.S. regulators have made similar statements. In December 2020, the ICE Benchmark Administration Limited, the administrator of LIBOR, began a consultation on its intention to cease the publication of the most relevant tenors of U.S. Dollar LIBOR after June 2023. As a result, it is likely that LIBOR will be discontinued as a benchmark interest rate after June 2023.
Freddie Mac has exposure to LIBOR, including financial instruments that mature after June 2023. Our exposure arises from floating rate securities we issue, loans and securities we acquire (including loans we subsequently resecuritize), and derivatives we enter into that reference LIBOR. Senior management is actively evaluating and managing risks related to the LIBOR transition. To help prepare for an orderly transition from LIBOR, we established a LIBOR Working Group in 2018 that consists of members from the different business areas as well as the Legal and ERM divisions. We also have formed LIBOR transition committees across our businesses, functions, and products. Senior management and the LIBOR Working Group provide periodic updates to the Board and are working with FHFA on our plans for transition implementation.
The Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to recommend a set of alternative reference interest rates for possible use as market-accepted benchmarks. Based on the ARRC's recommendation, the Federal Reserve Bank of New York began publishing SOFR in April 2018. Since then, certain derivative products and debt securities tied to SOFR have been introduced, and various industry groups have continued working to develop plans and documentation to facilitate a transition to SOFR as the new market-accepted benchmark. We have been a member of the ARRC since 2018 and have participated in many of its working groups.
We support the ARRC’s recommendation to replace LIBOR with SOFR. We have issued SOFR-based debt securities, and executed SOFR-based securitizations and interest-rate derivatives transactions. During 2020, we began purchasing multifamily floating-rate loans and single-family ARMs indexed to SOFR. Effective January 1, 2021, we no longer purchase single-family ARMs and multifamily floating-rate loans tied to LIBOR. We are working with our customers, investors, and servicers to prepare to transition existing LIBOR-based ARM products to SOFR-based ARM products.
With the implementation of these changes, our purchases of single-family ARMs and multifamily floating-rate loans may decrease as affected market participants may need more time to develop the systems and processes necessary to originate and sell ARMs and floating-rate loans tied to SOFR or any other new indices that may be developed.
For a discussion of the risks related to the LIBOR transition, see Risk Factors - Market Risks - The expected discontinuance of LIBOR could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth. A transition to an alternative reference interest rate could present operational problems and subject us to possible litigation risk. We may be unable to take a consistent approach across our financial products.

FREDDIE MAC | 2020 Form 10-K	126

Management's Discussion and Analysis	Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our business activities require that we maintain adequate liquidity to meet our financial obligations as they come due and meet the needs of customers in a timely and cost-efficient manner. We also must maintain adequate capital resources to avoid being placed into receivership by FHFA.
On June 17, 2020, FHFA provided us and Fannie Mae with updated minimum short-, medium-, and long-term liquidity requirements. These requirements are based on cash flows needed under a stressed scenario that assumes, among other things, that for short- and medium-term debt, we may not have access to funding from the market for an extended period of time and therefore must fund our cash needs utilizing certain liquid assets in our portfolio.
The updated FHFA minimum liquidity requirements have four components:
■ A 30-day cash flow stress test that assumes we continue to provide liquidity to the market while holding a $10 billion buffer above outflows;
■ A 365-day metric that requires us to hold liquidity to meet our expected cash outflows over 365 days and to continue to provide liquidity to the market under certain stress conditions. This metric is also more restrictive than our earlier framework regarding the types of liquid assets we hold;
■ A specified minimum long-term debt to less-liquid asset ratio. Less-liquid assets are those that are not eligible to be pledged as collateral to the FICC; and
■ A requirement that we fund our assets with liabilities that have a specified minimum term relative to the term of the assets.
These updated liquidity requirements have been effective since December 1, 2020 and are more stringent than our previous liquidity requirements and liquidity requirements of banks and other depository institutions. These updated liquidity requirements result in higher funding costs and negatively affect our net interest income. In addition, they have impacted the size and the allowable investments in our other investments portfolio.
On December 17, 2020, FHFA issued a notice of proposed rulemaking regarding liquidity requirements for Freddie Mac and Fannie Mae. For additional information on the proposed rule, see MD&A – Regulation and Supervision – Legislative and Regulatory Developments – FHFA Proposed Rule on Enterprise Liquidity Requirements.
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
■    Net worth; and
■    Draws from Treasury under the Purchase Agreement, which are only made if we have a quarterly deficit in our net worth.
We use these sources to fund the assets on our balance sheet. Our primary uses of funds include:
■    Principal payments upon the maturity, redemption, or repurchase of our debt;
■    Payments of interest on our debt and other expenses;
■    Purchases of mortgage loans, including purchases of seriously delinquent or modified loans underlying our securities, mortgage-related securities, and other investments; and
■    Payments related to derivative contracts and posting or pledging of collateral to third parties in connection with secured financing and daily trade activities.
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

FREDDIE MAC | 2020 Form 10-K	127

Management's Discussion and Analysis	Liquidity and Capital Resources
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
Liquidity Profile
Primary Sources of Liquidity

The following table lists the sources of our liquidity, the balances as of December 31, 2020 and a brief description of their importance to Freddie Mac. Our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market interest rates, market confidence, operational risks, and other factors.
Table 64 - Liquidity Sources

Source		Balance(1) (In billions)		Description
Liquidity
•	Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$95.9	•	The Liquidity and Contingency Operating Portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
•	Liquid Portion of the Mortgage-Related Investments Portfolio	$67.6	•	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
(1)Represents carrying value for the Liquidity and Contingency Operating Portfolio, included within our other investments portfolio, and UPB for the liquid portion of the mortgage-related investments portfolio.

FREDDIE MAC | 2020 Form 10-K	128

Management's Discussion and Analysis	Liquidity and Capital Resources
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
Table 65 - Other Investments Portfolio

	December 31, 2020				December 31, 2019
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio(1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio(1)
Cash and cash equivalents	$6.5	$17.4	$—	$23.9	$4.2	$0.9	$0.1	$5.2
Securities purchased under agreements to resell	65.8	38.4	0.8	105.0	40.6	23.1	2.4	66.1
Non-mortgage related securities	23.6	—	3.3	26.9	23.2	—	3.9	27.1
Advances to lenders	—	—	4.2	4.2	—	—	1.9	1.9
LIHTC equity investments	—	—	1.4	1.4	—	—	1.0	1.0
Secured lending	—	—	1.7	1.7	—	—	2.3	2.3
Total	$95.9	$55.8	$11.4	$163.1	$68.0	$24.0	$11.6	$103.6
(1)Represents carrying value.
Our non-mortgage-related investments in the Liquidity and Contingency Operating Portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $3.1 billion and $3.7 billion as of December 31, 2020 and December 31, 2019, respectively.
The Liquidity and Contingency Operating Portfolio also included collateral posted to us in the form of cash primarily by derivatives counterparties of $2.8 billion and $2.6 billion as of December 31, 2020 and December 31, 2019, respectively. We have invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our Liquidity and Contingency Operating Portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements.
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
We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. In August 2020, FHFA instructed us to: (1) reduce the amount of agency MBS we hold to no more than $50 billion by June 30, 2021 and no more than $20 billion by June 30, 2022, with all dollar caps to be based on UPB; and (2) reduce the UPB of our existing portfolio of collateralized mortgage obligations (CMOs), which are also sometimes referred to as REMICs, to zero by June 30, 2021. We will have a holding period limit to sell any new CMO tranches created but not sold at issuance. CMOs do not include tranches initially retained from reperforming loans senior subordinate

FREDDIE MAC | 2020 Form 10-K	129

Management's Discussion and Analysis	Liquidity and Capital Resources
securitization structures. See Conservatorship and Related Matters - Managing Our Mortgage-Related Investments Portfolio Over Time for additional details.
Primary Sources of Funding

Debt securities that we issue are classified either as debt securities of consolidated trusts held by third parties or debt of Freddie Mac. The following table lists the sources and balances of our funding as of December 31, 2020 and a brief description of their importance to Freddie Mac.
Table 66 - Funding Sources

Source		Balance(1) (In billions)		Description
Funding
•	Debt of Freddie Mac	$284.4	•	Debt of Freddie Mac is used to fund our business activities.
•	Debt Securities of Consolidated Trusts	$2,308.2	•	Debt securities of consolidated trusts are used primarily to fund our single-family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
(1)Represents carrying value of debt balances after consideration of offsetting arrangements.
Debt of Freddie Mac

We issue debt of Freddie Mac to fund our operations. Competition for funding can vary with economic, financial market, and regulatory environments.
During 2020, we have had sufficient access to the debt markets, due largely to support from the U.S. government, to meet our financial obligations as they come due. We rely significantly on our ability to issue debt on an ongoing basis to refinance our effective short-term debt. Our effective short-term debt percentage, which represents the percentage of total debt of Freddie Mac that is expected to mature within one year, was 16.9% and 55.2% as of December 31, 2020 and December 31, 2019, respectively.
As of December 31, 2020, our aggregate indebtedness, calculated as the par value of debt of Freddie Mac, was $286.5 billion, which was below the current $300.0 billion debt cap limit imposed by the Purchase Agreement. Pursuant to the January 2021 Letter Agreement, the Purchase Agreement debt limit cap will decrease to $270 billion on January 1, 2023 as a result of the decrease in the Mortgage Asset limit under the Purchase Agreement to $225.0 billion on December 31, 2022. Beginning January 1, 2020, we elected to net securities sold under agreements to repurchase against securities purchased under agreements to resell when such amounts meet the conditions for balance sheet offsetting, both on our consolidated balance sheets and for the purpose of measuring our aggregate indebtedness under the debt cap limit. See Note 11 for additional information. We disclose the amount of our indebtedness on this basis monthly under the caption "Indebtedness Pursuant to Purchase Agreement - Total Debt Outstanding" in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com/investors/financials/monthly-volume-summaries.html.
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
Beginning in March 2020, we ceased issuing LIBOR-indexed floating-rate unsecured debt securities that mature beyond the end of 2021. As of December 31, 2020, we did not have any outstanding LIBOR-indexed unsecured debt securities, except for our remaining outstanding STACR debt notes, which we are no longer issuing on a regular basis.
The tables below summarize the par value and the average rate of debt of Freddie Mac securities we issued or paid off, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases. We call, exchange, or repurchase our outstanding debt securities from time to time for a variety of reasons, including managing our funding composition and supporting the liquidity of our debt securities.

FREDDIE MAC | 2020 Form 10-K	130

Management's Discussion and Analysis	Liquidity and Capital Resources
Table 67 - Debt of Freddie Mac Activity

	Year Ended December 31, 2020
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)

Discount notes and Reference Bills
Beginning balance	$60,830	1.67%	$—	—%
Issuances	147,249	0.97	—	—
Repurchases	(5,020)	0.27	—	—
Maturities	(203,048)	1.24	—	—
Ending Balance	11	0.69	—	—

Securities sold under agreements to repurchase
Beginning balance	9,843	1.46	—	—
Additions	999,503	0.35	—	—
Repayments	(1,009,346)	0.36	—	—
Ending Balance	—	—	—	—

Callable debt
Beginning balance	1,000	2.36	94,152	2.03
Issuances	685	0.10	191,138	0.83
Repurchases	—	—	—	—
Calls	(1,000)	2.36	(154,096)	1.61
Maturities	—	—	(7,856)	1.63
Ending Balance	685	0.10	123,338	0.71

Non-callable debt
Beginning balance	39,407	2.31	62,228	2.86
Issuances	14,356	1.57	112,180	0.46
Repurchases	(10,588)	1.85	(5,849)	2.40
Maturities	(38,916)	2.24	(22,999)	1.70
Ending Balance	4,259	1.51	145,560	1.21

STACR Debt and SCR Debt Notes(2)
Beginning balance	—	—	15,496	5.55
Issuances	—	—	769	1.66
Repurchases	—	—	—	—
Maturities	—	—	(3,777)	3.44
Ending Balance	—	—	12,488	4.09

Total debt of Freddie Mac	$4,955	1.31%	$281,386	1.12%
Referenced footnotes are included after the next table.

FREDDIE MAC | 2020 Form 10-K	131

Management's Discussion and Analysis	Liquidity and Capital Resources

	Year Ended December 31, 2019
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)

Discount notes and Reference Bills
Beginning balance	$28,787	2.36%	$—	—%
Issuances	369,992	2.05	—	—
Repurchases	—	—	—	—
Maturities	(337,949)	2.20	—	—
Ending Balance	60,830	1.67	—	—

Securities sold under agreements to repurchase
Beginning balance	6,019	2.40	—	—
Additions	325,512	2.04	—	—
Repayments	(321,689)	2.07	—	—
Ending Balance	9,842	1.46	—	—

Callable debt
Beginning balance	2,000	2.53	105,206	2.09
Issuances	13,590	2.48	107,544	2.38
Repurchases	—	—	—	—
Calls	(14,590)	2.52	(95,172)	2.65
Maturities	—	—	(23,426)	1.35
Ending Balance	1,000	2.36	94,152	2.03

Non-callable debt
Beginning balance	14,440	2.04	80,789	2.56
Issuances	48,984	2.34	15,774	2.43
Repurchases	(345)	1.87	(869)	1.87
Maturities	(23,671)	2.19	(33,465)	1.68
Ending Balance	39,408	2.31	62,229	2.86

STACR Debt and SCR Debt Notes(2)
Beginning balance	—	—	17,729	6.02
Issuances	—	—	723	2.09
Repurchases	—	—	—	—
Maturities	—	—	(2,956)	4.49
Ending Balance	—	—	15,496	5.55

Total debt of Freddie Mac	$111,080	1.89%	$171,877	2.65%
(1)Average rate is weighted based on par value.
(2)STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty and are therefore included as a separate category in the table.
Our outstanding debt of Freddie Mac balance increased during 2020, driven by near-term cash needs resulting from a higher expected single-family cash window purchase forecast. In addition, we increased our liquidity and contingency operating portfolio and the amount of long-term debt issuance as we transitioned to comply with the updated minimum liquidity requirements established by FHFA. However, our aggregate indebtedness to meet these funding needs is constrained by the current $300.0 billion debt cap limit imposed by the Purchase Agreement, which will decrease to $270 billion on January 1, 2023 pursuant to the January 2021 Letter Agreement.
During 2020, our discount notes issuance declined significantly and the outstanding balance at the end of the year was minimal. We replaced a majority of our short-term debt with longer-term callable and non-callable debt in order to comply with the updated minimum liquidity requirements established by FHFA. As a result of this funding mix change, we expect our funding cost to increase. Our callable debt provides us with the option to repay the outstanding principal balance of the debt prior to its contractual maturity date. As of December 31, 2020, $105 billion of the outstanding $124 billion of callable debt may be called within one year, not including callable debt due to contractually mature within one year. We expect our STACR debt balance to continue to decline as run off will primarily be replaced with STACR Trust note transactions.

FREDDIE MAC | 2020 Form 10-K	132

Management's Discussion and Analysis	Liquidity and Capital Resources
Short-Term Debt
The tables below contain details on the characteristics of our short-term debt.
Table 68 - Short-Term Debt

	December 31, 2020
	Ending Balance		Yearly Average
(Dollars in millions)	Carrying Value	Weighted Average Effective Rate(1)	Carrying Value	Weighted Average Effective Rate(1)	Maximum Carrying Value Outstanding at Any Month End
Discount notes and Reference Bills	$11	0.69%	$37,391	0.97%	$66,867
Medium-term notes	4,944	1.31	21,068	1.99	40,310
Securities sold under agreements to repurchase	—	—	7,243	0.52	14,305
Total	$4,955	1.31%

	December 31, 2019
	Ending Balance		Yearly Average
(Dollars in millions)	Carrying Value	Weighted Average Effective Rate(1)	Carrying Value	Weighted Average Effective Rate(1)	Maximum Carrying Value Outstanding at Any Month End
Discount notes and Reference Bills	$60,629	1.67%	$44,675	2.16%	$60,629
Medium-term notes	40,405	2.31	29,781	2.36	43,096
Securities sold under agreements to repurchase	9,843	1.46	9,928	2.16	14,114
Total	$110,877	1.89%

	December 31, 2018
	Ending Balance		Yearly Average
(Dollars in millions)	Carrying Value	Weighted Average Effective Rate(1)	Carrying Value	Weighted Average Effective Rate(1)	Maximum Carrying Value Outstanding at Any Month End
Discount notes and Reference Bills	$28,621	2.36%	$35,126	1.79%	$46,892
Medium-term notes	16,440	2.10	15,403	1.37	18,200
Securities sold under agreements to repurchase	6,019	2.40	9,411	1.79	11,719
Total	$51,080	2.28%
(1)Average rate is weighted based on carrying value.

FREDDIE MAC | 2020 Form 10-K	133

Management's Discussion and Analysis	Liquidity and Capital Resources
Maturity and Redemption Dates
The following graphs present debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.
Contractual Maturity Date as of December 31, 2020(1)

(Par value in billions)

$48
$61
$62
$22
$44
$37
$12
Due in 1 year or less
Due after 1 year through 2 years
Due after 2 years through 3 years
Due after 3 years through 4 years
Due after 4 years through 5 years
Thereafter
STACR and SCR debt

Earliest Redemption Date as of December 31, 2020(1)
(1)STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty and are therefore included as a separate category in the graphs.
Debt Securities of Consolidated Trusts

The largest component of debt on our consolidated balance sheets is debt securities of consolidated trusts, which relates to securitization transactions that we consolidate for accounting purposes. We issue this type of debt by securitizing mortgage loans primarily to fund the majority of our single-family guarantee activities. When we consolidate securitization trusts, we recognize the following on our consolidated balance sheets:
■    The assets held by the securitization trusts, the majority of which are mortgage loans. We recognized $2,273.3 billion and $1,940.5 billion of mortgage loans, which represented 86.5%% and 88.1% of our total assets, as of December 31, 2020 and December 31, 2019, respectively.
■    The debt securities issued by the securitization trusts, the majority of which are Level 1 Securitization Products that are pass-through securities, where the cash flows of the mortgage loans held by the securitization trust are passed through to the holders of the securities. We recognized $2,308.2 billion and $1,898.4 billion of debt securities of consolidated trusts, which represented 89.0% and 87.1% of our total debt, as of December 31, 2020 and December 31, 2019, respectively.
Debt securities of consolidated trusts represent our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Debt securities of consolidated trusts are principally repaid from the cash flows of the mortgage loans held by the securitization trusts that issued the debt securities. In circumstances when the cash flows of the mortgage loans are not sufficient to repay the debt, we make up the shortfall because we have guaranteed the payment of principal and interest on the debt. In certain circumstances, we have the right and/or obligation to purchase the loan from the trust prior to its contractual maturity. For more information on our purchases of loans from trusts, see Our Business Segments - Single-Family Guarantee - Business Overview.
At December 31, 2020, our estimated exposure (including the amounts that are due to Freddie Mac for debt securities of consolidated trusts that we purchased) to these debt securities is recognized as the allowance for credit losses on mortgage loans held by consolidated trusts. See Note 7 for details on our allowance for credit losses.

FREDDIE MAC | 2020 Form 10-K	134

Management's Discussion and Analysis	Liquidity and Capital Resources
The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.
Table 69 - Activity for Debt Securities of Consolidated Trusts Held by Third Parties

	Year Ended December 31,
(In millions)	2020	2019
Beginning balance	$1,854,802	$1,748,738
Issuances:
New issuances to third parties	669,224	323,860
Additional issuances of securities	561,784	178,971
Total issuances	1,231,008	502,831
Extinguishments:
Purchases of debt securities from third parties	(14,112)	(30,306)
Debt securities received in settlement of secured lending	(132,434)	(46,670)
Repayments of debt securities	(698,662)	(319,791)
Total extinguishments	(845,208)	(396,767)
Ending balance	2,240,602	1,854,802
Unamortized premiums and discounts	67,574	43,553
Debt securities of consolidated trusts held by third parties	$2,308,176	$1,898,355
The table below provides information on the UPB of debt securities issued by our consolidated trusts.
Table 70 - Debt Securities of Consolidated Trusts Held by Third Parties

	December 31,
(In millions)	2020	2019
Single-family
Level 1 Securitization Products:
30-year or more amortizing fixed-rate	$1,813,658	$1,563,211
20-year amortizing fixed-rate	103,822	80,340
15-year amortizing fixed-rate	322,618	241,835
Adjustable-rate	27,079	38,271
Interest-only	3,639	4,828
FHA/VA and other governmental	1,457	1,718
Total single-family Level 1 Securitization Products	2,272,273	1,930,203
Other single-family	1,933	2,397
Total single-family	2,274,206	1,932,600
Total multifamily	14,303	8,642
Total Freddie Mac mortgage-related securities	2,288,509	1,941,242
Freddie Mac mortgage-related securities repurchased or retained at issuance	(47,907)	(86,440)
Debt securities of consolidated trusts held by third parties	$2,240,602	$1,854,802
Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, may be affected by our credit ratings. The table below indicates our credit ratings as of January 31, 2021.
Table 71 - Freddie Mac Credit Ratings

Nationally Recognized Statistical Rating Organization
	S&P	Moody's	Fitch
Senior long-term debt	AA+	Aaa	AAA
Short-term debt	A-1+	P-1	F1+
Preferred stock(1)	D	Ca	C
Outlook	Stable	Stable	Negative
(1)Does not include senior preferred stock issued to Treasury.
Our credit ratings and outlooks are primarily based on the support we receive from Treasury and, therefore, are affected by changes in the credit ratings and outlooks of the U.S. government.

FREDDIE MAC | 2020 Form 10-K	135

Management's Discussion and Analysis	Liquidity and Capital Resources
A security rating is not a recommendation to buy, sell, or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Contractual Obligations

Our contractual obligations affect our liquidity and capital resource needs and primarily include the debt (and associated interest payments) and derivative liabilities recognized on our consolidated balance sheets. We also have contractual obligations recognized in other liabilities on our consolidated balance sheets, including payments to our qualified and non-qualified defined contribution plans and other benefit plans, and future cash payments due under our obligations to make delayed equity contributions to LIHTC partnerships.
We also have contractual obligations associated with our commitments to purchase loans and mortgage-related securities from third parties, most of which are accounted for as derivatives, as well as certain off-balance sheet obligations that are enforceable and legally binding, including guarantees, unfunded lending arrangements, and obligations to advance funds upon the occurrence of certain events. See Off-Balance Sheet Arrangements for additional information on the potential effects of our off-balance sheet obligations on our liquidity and capital resources.
The amount and timing of payments due related to debt of Freddie Mac is discussed in Primary Sources of Funding. Most of our purchase commitments are scheduled to occur within the next 12 months. The amount and timing of certain other of our contractual obligations is uncertain, including future payments of principal and interest related to debt securities of consolidated trusts held by third parties, STACR and SCR transactions, cash settlements on derivative agreements not yet accrued, guarantee payments, and commitments to advance funds under certain off-balance sheet arrangements.
Off-Balance Sheet Arrangements

We enter into certain business arrangements that are not recorded on our consolidated balance sheets or that may be recorded in amounts that differ from the full contractual or notional amount of the transaction that affect our short- and long-term liquidity needs. Certain of these arrangements present credit risk exposure. See MD&A - Risk Management - Credit Risk for additional information on our credit risk exposure on off-balance sheet arrangements.
We have certain off-balance sheet arrangements related to our securitization and other mortgage-related guarantee activities. Our off-balance sheet arrangements related to securitization activities primarily consist of guaranteed K Certificates and SB Certificates. Our guarantee of these securitization activities and other mortgage-related guarantees may result in liquidity needs to cover potential cash flow shortfalls from borrower defaults. As of December 31, 2020 and December 31, 2019, the outstanding UPB of the guaranteed securities was $337.0 billion and $296.5 billion, respectively. In addition to our securitization and other mortgage-related guarantees, we have certain other guarantees that are accounted for as derivative instruments and are recognized on our consolidated balance sheets at fair value. See Note 10 for additional information on these guarantees, which are not included in the totals above.
We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. Accordingly, commingling Fannie Mae collateral in our resecuritization transactions increases our off-balance sheet liquidity exposure as we do not have control over the Fannie Mae collateral. As of December 31, 2020 and December 31, 2019, the total amount of our off-balance sheet exposure related to Fannie Mae securities backing Freddie Mac resecuritization products was approximately $85.8 billion and $27.4 billion, respectively.
We have entered into certain commitments, including commitments to purchase securities under agreements to resell and firm commitments to purchase multifamily loans, for some of which we have elected the fair value option, and unfunded lending arrangements that are not recorded on our consolidated balance sheets and are not accounted for as derivative instruments. As of December 31, 2020 and December 31, 2019, these commitments and arrangements totaled $59.2 billion and $32.4 billion in notional amount, respectively. We also have other commitments to purchase or sell mortgage loans or mortgage-related securities that are accounted for as derivative instruments and are recognized on our consolidated balance sheets at fair value. See Note 10 for additional information on these commitments, which are not included in the totals above.
In addition, as part of our guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we have provided commitments to advance funds, commonly referred to as "liquidity guarantees," which were $4.8 billion and $5.5 billion at December 31, 2020 and December 31, 2019, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. At both December 31, 2020 and December 31, 2019, there were no liquidity guarantee advances outstanding.

FREDDIE MAC | 2020 Form 10-K	136

Management's Discussion and Analysis	Liquidity and Capital Resources
Cash Flows

■ 2020 vs. 2019 - Cash and cash equivalents (including restricted cash and cash equivalents) increased by $18.7 billion from $5.2 billion as of December 31, 2019 to $23.9 billion as of December 31, 2020, primarily due to higher loan prepayments and our transition to comply with updated minimum liquidity requirements established by FHFA.
■ 2019 vs. 2018 - Cash and cash equivalents (including restricted cash and cash equivalents) decreased by $2.1 billion from $7.3 billion as of December 31, 2018 to $5.2 billion as of December 31, 2019, as we invested the proceeds from issuances of debt of Freddie Mac in securities purchased under agreements to resell due to higher near-term cash needs for upcoming debt maturities and anticipated calls of debt of Freddie Mac and a higher expected loan purchase forecast.

FREDDIE MAC | 2020 Form 10-K	137

Management's Discussion and Analysis	Liquidity and Capital Resources
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
In connection with the execution of the Purchase Agreement, we, through FHFA, in its capacity as Conservator, issued a warrant to Treasury to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. See Note 13 for further information.
In November 2020, FHFA released a final rule that establishes the ERCF as a new regulatory capital framework for Freddie Mac and Fannie Mae. This final rule is substantively similar in terms of overall structure and approach to the proposed capital rule released in May 2020. The final capital rule, which will become effective on February 16, 2021, has a transition period for compliance. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order; however, we may begin implementing the ERCF sooner, upon the direction of FHFA or otherwise.
As the ERCF was not yet in effect during 2020, we continued to use the guidance issued to us by FHFA under the CCF to evaluate our transactions and businesses. We will be required to report our regulatory capital under the new framework beginning on January 1, 2022. The ERCF specifies substantial capital requirements and could affect our business strategies, perhaps significantly.
Pursuant to the January 2021 Letter Agreement, the applicable Capital Reserve Amount used in determining the dividend on the senior preferred stock payable to Treasury increased as of October 1, 2020 to the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF, rather than $20.0 billion as previously provided. This increased Capital Reserve Amount will remain in effect until the last day of the second fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). Based on our Net Worth Amount of $16.4 billion as of December 31, 2020, no dividend is payable to Treasury for the quarter ended December 31, 2020. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference on the senior preferred stock. See Introduction - About Freddie Mac - Conservatorship and Government Support for Our Business for more information.
If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and our applicable Capital Reserve Amount would thereafter be zero, but this would not affect our ability to draw funds from Treasury under the Purchase Agreement. Our cumulative senior preferred stock dividend payments totaled $119.7 billion as of December 31, 2020.
The aggregate liquidation preference of the senior preferred stock owned by Treasury was $86.5 billion and the amount of available funding remaining under the Purchase Agreement was $140.2 billion as of December 31, 2020. To the extent we draw additional funds in the future, the aggregate liquidation preference will increase and the amount of available funding will decrease by the amount of those draws. For additional information on the Purchase Agreement and senior preferred stock, including other reasons for increases in the aggregate liquidation preference, as well as our dividend requirement and the commitment fee to be paid to Treasury after the Capital Reserve End Date, see Introduction - About Freddie Mac - Conservatorship and Government Support for Our Business, MD&A - Conservatorship and Related Matters, and MD&A - Regulation and Supervision.

FREDDIE MAC | 2020 Form 10-K	138

Management's Discussion and Analysis	Liquidity and Capital Resources
The table below presents activity related to our net worth.
Table 72 - Net Worth Activity

	Year Ended December 31,
(In millions)	2020	2019	2018
Ending balance, December 31	$9,122	$4,477	($312)
Cumulative-effect adjustment (1)	(240)	—	—
Beginning balance, January 1	8,882	4,477	(312)
Comprehensive income (loss)	7,531	7,787	8,622
Capital draws from Treasury	—	—	312
Senior preferred stock dividends declared	—	(3,142)	(4,145)
Total equity / net worth	$16,413	$9,122	$4,477
Aggregate draws under Purchase Agreement	$71,648	$71,648	$71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	116,538
Liquidation preference of the senior preferred stock	86,539	79,322	75,648
(1)Cumulative-effect adjustment related to our adoption of CECL. See Note 1 for additional information on our adoption of CECL.

FREDDIE MAC | 2020 Form 10-K	139

Management's Discussion and Analysis	Conservatorship and Related Matters
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
The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP consolidated balance sheet for the applicable fiscal quarter, provided that the aggregate amount funded under the Purchase Agreement may not exceed Treasury's commitment. The amount of any draw will be added to the aggregate liquidation preference of the senior preferred stock and will reduce the amount of available funding remaining. Deficits in our net worth have made it necessary for us to make substantial draws on Treasury's funding commitment under the Purchase Agreement. Pursuant to the December 2017 Letter Agreement, the liquidation preference of the senior preferred stock increased by $3.0 billion on December 31, 2017. In addition, pursuant to the September 2019 and January 2021 Letter Agreements, the liquidation preference of the senior preferred stock has and will be increased, at the end of each fiscal quarter, from September 30, 2019 through the Capital Reserve End Date, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. As of December 31, 2020, the aggregate liquidation preference of the senior preferred stock was $86.5 billion, and the amount of available funding remaining under the Purchase Agreement was $140.2 billion.

FREDDIE MAC | 2020 Form 10-K	140

Management's Discussion and Analysis	Conservatorship and Related Matters
Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as, and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers, and privileges of the Board. Under the August 2012 amendment to the Purchase Agreement, our cash dividend requirement each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. Under the December 2017 Letter Agreement, the dividend for the dividend period from October 1, 2017 through and including December 31, 2017 was reduced to $2.25 billion, and the applicable Capital Reserve Amount from January 1, 2018 through June 30, 2019 was $3.0 billion. Pursuant to the September 2019 Letter Agreement, from July 1, 2019 through September 30, 2020, the applicable Capital Reserve Amount was $20.0 billion. Pursuant to the January 2021 Letter Agreement, as of October 1, 2020, the applicable Capital Reserve Amount increased to the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. This increased Capital Reserve Amount will remain in effect until the last day of the second fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result, we will not have another dividend requirement on the senior preferred stock until we have built sufficient capital to meet the capital requirements and buffers set forth in the ERCF. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero.
Upon the Capital Reserve End Date, our dividend requirement on the senior preferred stock will be an amount equal to the lesser of (i) 10% per annum on the then-current liquidation preference of the senior preferred stock and (ii) a quarterly amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. After the Capital Reserve End Date, all or significant portions of our future profits will be distributed to Treasury, and the holders of our common stock and non-senior preferred stock will not receive benefits that could otherwise flow from such profits. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period after the Capital Reserve End Date the unpaid amount would be added to the liquidation preference and immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we shall have paid in cash full cumulative dividends, the dividend amount will be 12% per annum on the then-current liquidation preference of the senior preferred stock. This would not affect our ability to draw funds from Treasury under the Purchase Agreement.
The senior preferred stock is senior to our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. We are not permitted to redeem the senior preferred stock prior to the termination of Treasury's funding commitment under the Purchase Agreement.
We are also required under the Purchase Agreement to pay a quarterly commitment fee to Treasury, which was to be determined in an amount mutually agreed to by us and Treasury with reference to the market value of Treasury's funding commitment as then in effect. However, pursuant to the August 2012 amendment to the Purchase Agreement, as further amended by the January 2021 Letter Agreement, for each quarter commencing January 1, 2013, no periodic commitment fee under the Purchase Agreement will be set, accrue, or be payable. Pursuant to the January 2021 Letter Agreement, by the Capital Reserve End Date, we and Treasury, in consultation with the Chairman of the Federal Reserve, will mutually agree on a periodic commitment fee that we will pay for Treasury’s remaining funding commitment with respect to the five-year period commencing on the first January 1 after the Capital Reserve End Date.
The Purchase Agreement and warrant also contain covenants that significantly restrict our business and capital activities. For example, the Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:
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
For more information on the Purchase Agreement covenants, see Note 2.
Limits on Our Mortgage-Related Investments Portfolio and Indebtedness
Our ability to acquire and sell mortgage assets is significantly constrained by limitations under the Purchase Agreement and other limitations imposed by FHFA:
■    Since 2014, we have been managing the mortgage-related investments portfolio so that it does not exceed 90% of the cap under the Purchase Agreement, which reached $250 billion as of December 31, 2018. In February 2019, FHFA directed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times. In November 2019, FHFA instructed us, by January 31, 2020, to include 10% of the notional value of certain interest-only securities owned by

FREDDIE MAC | 2020 Form 10-K	141

Management's Discussion and Analysis	Conservatorship and Related Matters
Freddie Mac in the calculation of this portfolio, while continuing to maintain the portfolio below the limit imposed by FHFA. Pursuant to the January 2021 Letter Agreement, the Purchase Agreement cap on our mortgage-related investments portfolio will be lowered from $250 billion to $225 billion at the end of 2022, and the calculation of mortgage assets subject to the cap will also include 10% of the notional value of interest-only securities. Our mortgage-related investments portfolio was $188.8 billion as of December 31, 2020, including $6.6 billion representing 10% of the notional amount of the interest-only securities we held as of December 31, 2020.
■    With respect to the composition of our mortgage-related investments portfolio, in August 2020, FHFA instructed us to: (1) reduce the amount of agency MBS we hold to no more than $50 billion by June 30, 2021 and no more than $20 billion by June 30, 2022, with all dollar caps to be based on UPB; and (2) reduce the UPB of our existing portfolio of collateralized mortgage obligations (CMOs), which are also sometimes referred to as REMICs, to zero by June 30, 2021. We will have a holding period limit to sell any new CMO tranches created but not sold at issuance. CMOs do not include tranches initially retained from reperforming loans senior subordinate securitization structures.
■    Under the Purchase Agreement, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement was $346.1 billion in 2018 and reached $300.0 billion on January 1, 2019. As of December 31, 2020, our aggregate indebtedness for purposes of the debt cap was $286.5 billion. Our debt cap under the Purchase Agreement will decrease to $270 billion on January 1, 2023 as a result of the decrease in the mortgage assets limit under the Purchase Agreement to $225 billion on December 31, 2022 pursuant to the January 31, 2021 Letter Agreement.
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
Our results against the limits imposed on our mortgage-related investments portfolio and aggregate indebtedness for the year ended December 31, 2020 are shown below.

Mortgage Assets as of December 31,

(In billions)

$250
$250
$250
$225
$225
$225
$218
$213
$182
2018
2019
2020
90% of mortgage-related investments portfolio limit
Mortgage-related investments portfolio limit
Mortgage-related investments portfolio ending balance

Indebtedness as of December 31,

(In billions)
$346
$300
$300
$256
$283
$287
2018
2019
2020
Indebtedness limit
Total debt of Freddie Mac outstanding

FREDDIE MAC | 2020 Form 10-K	142

Management's Discussion and Analysis	Conservatorship and Related Matters
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
The table below presents the UPB of our mortgage-related investments portfolio. For purposes of the limits imposed by the Purchase Agreement and FHFA, our mortgage-related investments portfolio was $188.8 billion as of December 31, 2020, including $6.6 billion representing 10% of the notional amount of the interest-only securities we held as of December 31, 2020.

Table 73 - Mortgage-Related Investments Portfolio Details

	December 31, 2020				December 31, 2019
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Capital Markets segment - Mortgage investments portfolio
Single-family unsecuritized loans
Performing loans	$—	$51,040	$—	$51,040	$—	$19,144	$—	$19,144
Reperforming loans	—	—	16,298	16,298	—	—	26,134	26,134
Total single-family unsecuritized loans	—	51,040	16,298	67,338	—	19,144	26,134	45,278
Agency securities	63,892	—	2,062	65,954	119,156	—	2,518	121,674
Non-agency mortgage-related securities	—	—	1,300	1,300	—	—	1,458	1,458
Total Capital Markets segment - Mortgage investments portfolio	63,892	51,040	19,660	134,592	119,156	19,144	30,110	168,410
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	10,005	10,005	—	—	8,589	8,589
Multifamily segment
Unsecuritized mortgage loans	—	23,068	10,339	33,407	—	18,531	11,254	29,785
Mortgage-related securities	3,670	—	510	4,180	5,209	—	680	5,889
Total Multifamily segment	3,670	23,068	10,849	37,587	5,209	18,531	11,934	35,674
Total mortgage-related investments portfolio	$67,562	$74,108	$40,514	$182,184	$124,365	$37,675	$50,633	$212,673
Percentage of total mortgage-related investments portfolio	37%	41%	22%	100%	58%	18%	24%	100%
While we continued to purchase new single-family seriously delinquent loans from securities we guarantee and certain multifamily unsecuritized loans, which are classified as held-for-investment, our active disposition of less liquid assets during 2020 included the following:
■    Sales of $8.3 billion in UPB of single-family reperforming loans and $0.7 billion in UPB of seriously delinquent unsecuritized single-family loans;

FREDDIE MAC | 2020 Form 10-K	143

Management's Discussion and Analysis	Conservatorship and Related Matters
■    Securitizations of $1.4 billion in UPB of single-family reperforming loans and $6.0 billion in UPB of less liquid multifamily loans; and
■    Transfers of $2.7 billion in UPB of less liquid multifamily loans to the securitization pipeline.
The less liquid assets in our mortgage-related investments portfolio decreased in 2020 but are likely to increase in future periods as we purchase delinquent loans from trusts after the forbearance period ends.
Limits on Certain of Our Other Business Activities
The Purchase Agreement, as amended by the January 2021 Letter Agreement, also established new covenants which placed additional restrictions on our secondary market activities and single-family and multifamily loan acquisitions:
■    Secondary Market Activities - We cannot vary the pricing or any other term of the acquisition of a single-family loan based on the size, charter type, or volume of business of the seller of the loan and are required to:
●    Purchase loans for cash consideration;
●    Operate this cash window with non-discriminatory pricing;
●    Beginning on January 1, 2022, limit the volume purchased through the cash window to $1.5 billion per lender during any period comprising four calendar quarters; and
●    Comply with directives, regulations, restrictions, or other requirements prescribed by FHFA related to equitable secondary market access by community lenders.
■    Multifamily New Business Activity - We are required to cap multifamily loan purchases at $80 billion in any 52-week period, subject to annual adjustment by FHFA based on changes in the Consumer Price Index. At least 50% of our multifamily loan purchases in any calendar year must be, at the time of acquisition, classified as mission-driven pursuant to FHFA guidelines.
■    Single-Family Loan Acquisitions - We are required to limit our acquisition of certain single-family mortgage loans.
●    A maximum of 6% of purchase money mortgages and 3% of refinance mortgages over the preceding 52-week period can have two or more of the following characteristics at origination: combined LTV ratio greater than 90%; DTI ratio greater than 45%; and FICO or equivalent credit score less than 680.
●    We are required to limit acquisitions of single-family mortgage loans secured by either second homes or investment properties to 7% of the single-family mortgage loan acquisitions over the preceding 52-week period.
●    Subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we are required to implement by July 1, 2021 a program reasonably designed to ensure that each single-family mortgage is:
–A qualified mortgage;
–Exempt from the CFPB’s ability-to-repay requirements;
–Secured by an investment property, subject to the restrictions above;
–A refinancing with streamlined underwriting for high LTV ratios;
–A loan with temporary underwriting flexibilities due to exigent circumstances, as determined in consultation with FHFA; or
–Secured by manufactured housing.
In addition, the Purchase Agreement requires us to comply with the ERCF as currently in effect, disregarding any subsequent amendment or other modification to that rule.
We continue to assess the effects of these new Purchase Agreement covenants on our business, and we are developing related business processes and controls, including with respect to monitoring and reporting.
FHFA's Strategic Plan: Fiscal Years 2021-2024
In October 2020, FHFA released its Strategic Plan for fiscal years 2021-2024. This new Strategic Plan establishes new goals needed for FHFA to fulfill its statutory duties, which include responsibly ending the conservatorships of Freddie Mac and Fannie Mae.
This new Strategic Plan formalizes the new direction of FHFA, and its regulated entities, by updating FHFA's mission, vision, and values, and by establishing three new strategic goals:
■    Ensuring safe and sound regulated entities through world-class supervision;
■    Fostering competitive, liquid, efficient, and resilient (CLEAR) national housing finance markets; and
■    Positioning FHFA as a model of operational excellence by strengthening its workforce and infrastructure.

FREDDIE MAC | 2020 Form 10-K	144

Management's Discussion and Analysis	Conservatorship and Related Matters
For more information on the conservatorship and related matters, see Regulation and Supervision, Risk Factors - Conservatorship and Related Matters, Note 2, Note 13, and Directors, Corporate Governance, and Executive Officers - Board and Committee Information - Authority of the Board and Board Committees.

FREDDIE MAC | 2020 Form 10-K	145

Management's Discussion and Analysis	Regulation and Supervision
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
Capital Standards

FHFA suspended capital classification of us during conservatorship in light of the Purchase Agreement. The existing statutory and FHFA regulatory capital requirements are not binding during the conservatorship. These capital standards are described in Note 21. Under the GSE Act, FHFA has the authority to increase our minimum capital levels temporarily or to establish additional capital and reserve requirements for particular purposes. See Legislative and Regulatory Developments - FHFA Enterprise Capital Framework below for additional information on the final capital rule issued by FHFA in November 2020.
Pursuant to an FHFA rule, FHFA-regulated entities are required to conduct annual stress tests to determine whether such companies have sufficient capital to absorb losses as a result of adverse economic conditions. Under the rule, Freddie Mac is required to conduct annual stress tests using scenarios specified by FHFA that reflect certain economic and financial conditions and publicly disclose the results of the stress test under the "severely adverse" scenario. In August 2020, FHFA temporarily waived the requirement that we disclose the results of our most recent "severely adverse" scenario stress test so that we could include alternative scenarios considered by the Federal Reserve Board following the onset of COVID-19 that were not included among the scenarios initially issued by FHFA.
New Products

The GSE Act requires Freddie Mac and Fannie Mae to obtain the approval of FHFA before initially offering any product (as defined in the statute), subject to certain exceptions. The GSE Act also requires us to provide FHFA with written notice of any new activity that we consider not to be a product. While FHFA published an interim final rule on prior approval of new products to implement these statutory requirements in July 2009, it stated that permitting us to engage in new products is inconsistent with the goals of conservatorship and instructed us not to submit such requests under the interim final rule. In October 2020, FHFA published a proposed rule that, if adopted, will replace the interim final rule. The proposed rule outlines the process for FHFA review and timelines for approving a new product. It sets forth the criteria for evaluating whether a new product is within the Enterprise’s Charter, is in the public interest, and is consistent with maintaining the safety and soundness of the Enterprise or the mortgage finance system. It also establishes a new three-part objective test for determining whether an activity is a new activity. On January 8, 2021, we submitted comments to FHFA regarding the proposed rule. Our comments offered

FREDDIE MAC | 2020 Form 10-K	146

Management's Discussion and Analysis	Regulation and Supervision
suggestions on the proposed definitions and filing requirements, as well as other technical and procedural recommendations.
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
Affordable Housing Goal Results

In October 2020, FHFA informed us that, for 2019, we achieved all five of our single-family affordable housing goals and all three of our multifamily goals. Our performance compared to our goals, as determined by FHFA for 2019 and 2018, is set forth below.
Table 74 - 2019 and 2018 Affordable Housing Goals Results

	2019			2018
Affordable Housing Goals	Goals	Market Level	Results	Goals	Market Level	Results
Single-family purchase money goals (Benchmark levels)
Low-income goal	24%	26.6%	27.4%	24%	25.5%	25.8%
Very low-income goal	6%	6.6%	6.8%	6%	6.5%	6.3%
Low-income areas goal	19%	22.9%	22.9%	18%	22.6%	22.6%
Low-income areas subgoal	14%	18.1%	18.0%	14%	18.0%	17.3%
Single-family refinance low-income goal (Benchmark level)	21%	24.0%	22.4%	21%	30.7%	27.3%
Multifamily (Benchmark levels in units)
Low-income goal	315,000	N/A	455,451	315,000	N/A	474,062
Very low-income subgoal	60,000	N/A	112,773	60,000	N/A	105,612
Small property low-income subgoal	10,000	N/A	34,847	10,000	N/A	39,353

FREDDIE MAC | 2020 Form 10-K	147

Management's Discussion and Analysis	Regulation and Supervision
2020-2021 Affordable Housing Goals

In December 2020, FHFA announced its single-family and multifamily affordable housing goals for Freddie Mac for 2021. Due to the economic uncertainty related to the COVID-19 pandemic, FHFA announced benchmarks for 2021 only, and those levels remain the same as they were for 2018-2020.
Our current and proposed affordable housing goal benchmark levels are set forth below.
Table 75 - 2020-2021 Affordable Housing Goal Benchmark Levels

	2020	2021
Single-family purchase money goals (Benchmark levels):
Low-income	24%	24%
Very low-income	6%	6%
Low-income areas	19%	TBD
Low-income areas subgoal	14%	14%
Single-family refinance low-income goal (Benchmark level)	21%	21%
Multifamily low-income goal (In units)	315,000	315,000
Multifamily very low-income subgoal (In units)	60,000	60,000
Multifamily small property low-income subgoal (In units)	10,000	10,000
We expect to report our performance with respect to the 2020 affordable housing goals in March 2021. At this time, based on preliminary information, we believe we met four of our five single-family goals and all three of our multifamily goals. We expect that FHFA will make a final determination on our 2020 performance following the release of market data in 2021. Our risk appetite constraints may make it difficult for us to meet our affordable housing goals in the future.
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
Freddie Mac is currently operating under an underserved markets plan for 2018-2020. In March 2020, we submitted our 2019 Duty to Serve Annual Report, which included information on activities and objectives undertaken during 2019. In July 2020, FHFA announced that, due to the market disruption and uncertainty caused by the COVID-19 pandemic, it has made temporary adjustments to the Duty to Serve program for 2020 and 2021 by amending the 2020 modification process and extending our 2018-2020 Duty to Serve Underserved Markets Plan by one year to include 2021 activities and objectives. In October 2020, we proposed modifications to our 2020 Duty to Serve Underserved Markets Plan and additions to our 2021 Duty to Serve Underserved Markets Plan. In January 2021, FHFA published our 2021 Duty to Serve Underserved Markets Plan, which became effective on January 1, 2021. FHFA expects that Freddie Mac’s next three-year Duty to Serve Underserved Markets Plan, covering 2022-2024, will be due in May 2021.
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
During 2020, we completed $1.2 trillion of new business purchases subject to this requirement and accrued $490.7 million of related expense, of which $319.0 million is related to the Housing Trust Fund administered by HUD and $171.7 million is related to the Capital Magnet Fund administered by Treasury. We are prohibited from passing through the costs of these allocations to the originators of the loans that we purchase.
Portfolio Activities

The GSE Act provides FHFA with the power to regulate the size and composition of our mortgage-related investments portfolio. The GSE Act requires FHFA to establish, by regulation, criteria governing portfolio holdings to ensure the holdings are backed by sufficient capital and consistent with our mission and safe and sound operations. FHFA adopted the portfolio holdings criteria established in the Purchase Agreement, as it may be amended from time to time, for so long as we remain subject to

FREDDIE MAC | 2020 Form 10-K	148

Management's Discussion and Analysis	Regulation and Supervision
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
Consumer Financial Protection Bureau
The CFPB regulates consumer financial products and services. The CFPB adopted a number of final rules relating to loan origination, finance, and servicing practices that generally went into effect in January 2014. The rules include an ability-to-repay rule, which requires loan originators to make a reasonable and good faith determination that a borrower has a reasonable ability to repay the loan according to its terms. This rule provides certain protection from liability for originators making loans that satisfy the definition of a qualified mortgage. The ability-to-repay rule applies to most loans acquired by Freddie Mac, and for loans covered by the rule, FHFA has directed us to limit our single-family acquisitions to loans that generally would constitute qualified mortgages under applicable CFPB regulations. The directive generally restricts us from acquiring loans that are not fully amortizing, have a term greater than 30 years, or have points and fees in excess of 3% of the total loan amount. Under CFPB rules, one category of qualified mortgages consists of loans that are eligible for purchase or guarantee by either Freddie Mac or Fannie Mae. In October 2020, the CFPB issued a final rule that extends the category of qualified mortgages that consists of loans that are eligible for purchase or guarantee by either Freddie Mac or Fannie Mae. Under the final rule, this category of qualified mortgages will expire upon the earlier of the Enterprise’s exit from conservatorship or the mandatory compliance date of final amendments to the definition of a qualified mortgage in the ability-to-repay rule, rather than in January 2021 as previously scheduled. In December 2020, the CFPB issued a final rule that established pricing thresholds for loans to qualify as qualified mortgages, eliminated the DTI threshold, and refined the ability-to-repay definition to require lenders to consider and verify borrowers’ income, assets, and debts. The mandatory compliance date of these final amendments to the definition of qualified mortgage is July 1, 2021. Under the amended ability-to-repay rule, qualified mortgages will include loans for which lenders consider the borrower’s income, assets, debts, and DTI or residual income and that comply with our Guidelines as well as with the previously mentioned requirements regarding product features, pricing, points, and fees. In addition, under the January 2021 Letter Agreement, we are required to implement on or before July 1, 2021 a program that is reasonably designed to ensure that each single-family loan acquired falls within certain categories, one of which is "qualified mortgages."
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

FREDDIE MAC | 2020 Form 10-K	149

Management's Discussion and Analysis	Regulation and Supervision
Legislative and Regulatory Developments
Legislation Related to Freddie Mac and Its Future Status

Our future structure and role will be determined by the Administration, Congress, and FHFA, and it is possible, and perhaps likely, that there will be significant changes beyond the near-term.
Several bills have been introduced in past sessions of Congress concerning the future status of Freddie Mac, Fannie Mae, and the mortgage finance system, including bills that provided for the wind down of Freddie Mac and Fannie Mae and modification of the terms of the Purchase Agreement. None of these bills have been enacted. It is possible that similar or new bills will be introduced and considered in the future. We cannot predict whether any of such bills will be introduced or enacted.
Treasury Blueprint on Next Steps for GSE Reform

On January 14, 2021, Treasury released a blueprint on next steps for GSE reform, which includes building GSE equity capital, determining GSE capital structure, setting a commitment fee for ongoing government support, establishing appropriate pricing oversight, and assessing appropriate market concentration. The blueprint states that while Treasury will continue to evaluate potential administrative actions to end the conservatorships, Congress is best positioned to adopt comprehensive housing finance reform. The goals of the current Administration with respect to the Enterprises and housing market reform are unclear.
January 2021 Letter Agreement with Treasury

On January 14, 2021, we, acting through FHFA as our Conservator, and Treasury entered into a letter agreement to further amend the Purchase Agreement and terms of the senior preferred stock. The principal modifications include:
■    Extend Capital Retention - The net worth sweep dividend requirement has been revised to permit us to continue to build capital by retaining our earnings.
●    Beginning October 1, 2020, the applicable Capital Reserve Amount used in determining the dividend payable to Treasury is the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF, rather than $20.0 billion as previously provided. This increased Capital Reserve Amount will remain in effect until the last day of the second fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). For additional information on the ERCF, see FHFA Enterprise Regulatory Capital Framework. The liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, from December 31, 2020 through the Capital Reserve End Date, by the increase in the Net Worth Amount, if any, during the immediately prior fiscal period. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero.
●    Upon the Capital Reserve End Date, our dividend requirement on the senior preferred stock each quarter will be an amount equal to the lesser of (i) 10% per annum on the then-current liquidation preference of the senior preferred stock and (ii) a quarterly amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. If for any reason we were not to pay our dividend requirement in full in any future period, after the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we shall have paid in cash full cumulative dividends, the dividend amount will be 12% per annum on the then-current liquidation preference of the senior preferred stock.
●    By the Capital Reserve End Date, we and Treasury, in consultation with the Chairman of the Federal Reserve, will mutually agree on a periodic commitment fee that we will pay for Treasury’s remaining funding commitment with respect to the five-year period commencing on the first January 1 after the Capital Reserve End Date.
■    Allow for Common Stock Issuance at Appropriate Time - Treasury will not allow us to issue common stock until: (i) Treasury has exercised in full its warrant to acquire 79.9% of our common stock and (ii) all currently pending material litigation relating to the conservatorship and/or the Purchase Agreement has been resolved or settled. Treasury will allow us to use up to $70 billion in proceeds of such a common stock issuance(s) to be used to build capital.
■    Establish Additional Requirements To Exit Conservatorship - FHFA agrees that it will not, without the prior written consent of Treasury, terminate our conservatorship (other than in connection with receivership) unless (i) all currently pending material litigation relating to the conservatorship and/or the Purchase Agreement has been resolved or settled and (ii) for two or more consecutive quarters we have and maintain “common equity tier 1 capital” that (together with any stockholder equity that would result from the consummation of a firm commitment public underwritten offering of our common stock as set forth in an underwriting agreement with one or more broker-dealers reasonably acceptable to Treasury, which is fully consummated concurrently with the termination of conservatorship) is in an amount not less than

FREDDIE MAC | 2020 Form 10-K	150

Management's Discussion and Analysis	Regulation and Supervision
3% of our “adjusted total assets” (both as defined in the ERCF). “Common equity tier 1 capital” shall not include the senior preferred stock.
■    Limit Future Increases to the Retained Mortgage Portfolio - The Purchase Agreement cap on our retained mortgage portfolio will be lowered from $250 billion currently to $225 billion at the end of 2022, and the calculation of mortgage assets subject to the cap will also include 10% of the notional value of interest-only securities. Our debt cap under the Purchase Agreement will decrease to $270 billion on January 1, 2023 as a result of the decrease in the mortgage assets limit under the Purchase Agreement to $225 billion on December 31, 2022. Under the Purchase Agreement, our debt cap is 120% of our mortgage assets limit as of December 31 of the immediately preceding calendar year.
■    Provide Small Lender Protections - We cannot vary the pricing or any other term of the acquisition of a single-family loan based on the size, charter type, or volume of business of the seller of the loan. In addition, we are required to (i) purchase loans for cash consideration; (ii) operate the cash window with non-discriminatory pricing; (iii) beginning on January 1, 2022, limit the volume purchased through the cash window to $1.5 billion per lender during any period comprising four calendar quarters; and (iv) comply with directives, regulations, restrictions, or other requirements prescribed by FHFA related to equitable secondary market access by community lenders.
■    Memorialize FHFA Multifamily Lending Caps - We are required to cap multifamily loan purchases at $80 billion in any 52-week period, subject to annual adjustment by FHFA based on changes in the Consumer Price Index. At least 50% of our multifamily loan purchases in any calendar year must be, at the time of acquisition, classified as mission-driven pursuant to FHFA guidelines.
■    Increase Restrictions on Single-Family Loan Acquisitions - We are required to limit our acquisition of certain single-family mortgage loans.
●    A maximum of 6% of purchase money mortgages and 3% of refinance mortgages over the preceding 52-week period can have two or more of the following characteristics at origination: combined LTV ratio greater than 90%; debt-to-income ratio greater than 45%; and FICO or equivalent credit score less than 680.
●    Acquisitions of single-family mortgage loans secured by either second homes or investment properties will be limited to 7% of the single-family mortgage loan acquisitions over the preceding 52-week period.
●    Subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we will be required to implement by July 1, 2021 a program reasonably designed to ensure that each single-family mortgage loan acquired is (i) a qualified mortgage; (ii) exempt from the CFPB’s ability-to-repay requirements; (iii) secured by an investment property, subject to the restrictions above; (iv) a refinancing with streamlined underwriting for high LTV ratios; (v) a loan with temporary underwriting flexibilities due to exigent circumstances, as determined in consultation with FHFA; or (vi) secured by manufactured housing.
■    Require Compliance with ERCF - For purposes of the Purchase Agreement Capital Covenant, we are required to comply with the ERCF as currently in effect (i.e., disregarding any subsequent modification of that rule).
■    Commit to Develop Proposal to Resolve Conservatorship - We and Treasury commit to work to restructure Treasury’s investment and dividend amount in a manner that facilitates our orderly exit from conservatorship, ensures Treasury is appropriately compensated, and permits us to raise third-party capital and make distributions as appropriate.
See Note 2 for more information about our Purchase Agreement with Treasury.
FHFA Enterprise Regulatory Capital Framework

On November 18, 2020, FHFA released a final rule that establishes a new ERCF for Freddie Mac and Fannie Mae. This final capital rule is substantively similar in terms of overall structure and approach to the proposed capital rule released in May 2020, which was a re-proposal of the capital rule published by FHFA in July 2018.
The final capital rule incorporates several bank regulatory concepts that are intended to increase both the quality and quantity of capital that the Enterprises will be required to hold. The final capital rule, which will become effective on February 16, 2021, has a transition period for compliance. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order. We will be required to report our regulatory capital beginning on January 1, 2022 and certain buffer requirements become effective upon the termination of conservatorship, even if we are operating under a consent order or other transition order; however, we may begin implementing the ERCF sooner, upon the direction of FHFA or otherwise. The final capital rule specifies substantial capital requirements and could affect our business strategies, perhaps significantly.
The final capital rule establishes six capital requirements for the Enterprises: four risk-based requirements, which, in part, evaluate specified types of capital against a percentage of an Enterprise’s risk-weighted assets, and two leverage requirements, which evaluate specified types of capital against a percentage of an Enterprise’s adjusted total assets. The final capital rule also specifies certain capital buffer amounts. If an Enterprise does not maintain capital levels in excess of these supplemental buffer requirements, its ability to make certain capital distributions and discretionary executive bonus payments would be limited. We may hold capital above the capital requirements and buffers set forth in the ERCF, subject to the

FREDDIE MAC | 2020 Form 10-K	151

Management's Discussion and Analysis	Regulation and Supervision
restrictions on our ability to do so under the Purchase Agreement, such as post-recapitalization dividends and fees we will be required to pay to Treasury.
The final capital rule includes provisions for an Enterprise to calculate its risk-weighted assets under a “standardized approach,” which requires the Enterprises to determine a risk weight for the Enterprise’s assets and exposures. The standardized approach includes provisions to calculate risk weights for credit exposures to single-family and multifamily loans, credit risk transfers, derivatives, and other on- and off-balance sheet assets and exposures. The standardized approach also specifies requirements for including market and operational risks in the calculation of an Enterprise’s risk-weighted assets. In addition to requiring an Enterprise to use the standardized approach, the final capital rule also requires an Enterprise to calculate its risk-weighted assets using an “advanced approach,” which would rely entirely on the Enterprise’s models. In determining its risk-weighted assets for evaluating capital adequacy, an Enterprise would use the higher of the amounts calculated under the standardized approach and the advanced approach. We would not be required to comply with advanced approach requirements earlier than 2025.
Notable changes from the capital rule proposed in May 2020 include increased risk-weight floors for single-family and multifamily exposures from 15% to 20%, some increased capital relief for CRT, and reduced capital requirements for single-family mortgage exposures subject to COVID-19 related forbearance.
FHFA Proposed Rule on Enterprise Liquidity Requirements

In December 2020, FHFA issued a notice of proposed rulemaking regarding liquidity requirements for Freddie Mac and Fannie Mae. This proposed rule builds on current FHFA requirements and seeks to implement minimum Enterprise liquidity and funding requirements, daily management reporting of the Enterprise’s liquidity positions, monthly public disclosure reporting requirements, and other cash flow and liquidity-related requirements. The proposed rule has four liquidity requirements: two cash-flow based requirements and two long-term liquidity and funding requirements. The proposed requirements could result in higher funding costs and could negatively impact our net interest income. In addition, they could impact the size and the allowable investments in our other investments portfolio. We cannot predict whether and when FHFA will finalize new liquidity requirements for the Enterprises, what these final liquidity requirements will be, or whether FHFA may require us to implement additional or different liquidity requirements in the proposed rule or otherwise.
FHFA Proposed Rule on Resolution Planning

In December 2020, FHFA issued a notice of proposed rulemaking that would require Freddie Mac and Fannie Mae to develop credible resolution plans, also known as living wills. These resolution plans are intended to facilitate a rapid and orderly resolution should FHFA be appointed receiver for Freddie Mac or Fannie Mae. Under the proposed rule, the Enterprises must demonstrate how core or important business lines would be maintained to ensure continued support for mortgage finance and stabilize the housing finance system, without extraordinary government support to prevent an Enterprise from being placed in receivership, indemnify investors against losses, or fund the resolution of an Enterprise. FHFA has instructed us to take actions related to developing, in the near term, a resolution planning process and to provide FHFA with support and information related to its development of a resolution framework. We cannot predict whether or when FHFA will finalize new resolution planning requirements for the Enterprises, what these final resolution planning requirements will be, when we will be required to deliver a resolution plan, or the extent to which FHFA may require us to implement additional resolution planning requirements during conservatorship.

FREDDIE MAC | 2020 Form 10-K	152

Management's Discussion and Analysis	Critical Accounting Policies and Estimates
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
Single-Family Allowance for Credit Losses
Beginning on January 1, 2020, upon the adoption of CECL, the single-family allowance for credit losses represents our estimate of expected credit losses over the contractual term of the mortgage loans. The single-family allowance for credit losses pertains to all single-family loans classified as held-for-investment on our consolidated balance sheets.
Determining the appropriateness of the single-family allowance for credit losses is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require us to make judgments about matters that are difficult to predict, the most significant of which are the probability of default, prepayment, and loss severity. We regularly evaluate the underlying estimates and models we use when determining the single-family allowance for credit losses and update our assumptions to reflect our historical experience and current view of economic factors. For additional information on uncertainty and risks related to models, see Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes. Upon adoption of CECL, the single-family allowance for credit losses also includes our reasonable and supportable forecast of certain future economic conditions, such as house prices and interest rates. Changes in our forecasts or the occurrence of actual economic conditions that differ significantly from our forecasts may significantly affect the measurement of our single-family allowance for credit losses. The length and severity of the economic downturn caused by the COVID-19 pandemic, and its impact on the housing market, are subject to significant uncertainty, which makes it difficult to estimate credit losses. These developments may have a material effect on our allowance for credit losses in future periods.
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
Changes in forecasted house price growth rates can have a significant effect on our allowance for credit losses. Our estimate of expected credit losses leverages an internally based model and uses a nationwide house price growth forecast for the next three years. A Monte Carlo simulation generates many possible house price scenarios for up to 40 years for each metropolitan statistical area (MSA). These scenarios are used to estimate loan-level expected future cash flows and credit losses based on each loan’s individual characteristics. The COVID-19 pandemic initially resulted in a decline in our near term forecasted house price growth rates compared to pre-pandemic estimates, but our forecast has since improved. The table below shows our nationwide forecasted house price growth rates for both full-year 2021 and 2022 that were used in determining our allowance for credit losses as of December 31, 2020. These growth rates are used as inputs to our models to develop the detailed forecasted life-of-loan house price growth rates for each MSA.
Table 76 - Forecasted House Price Growth Rates(1)

	2021	2022
Forecasted house price growth rates	5.4%	3.0%
(1)    Forecasted house price growth rates are from Freddie Mac's Economic and Housing Research Quarterly Forecast dated January 14, 2021.
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

FREDDIE MAC | 2020 Form 10-K	153

Management's Discussion and Analysis	Critical Accounting Policies and Estimates
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
■    Certain loans held-for-sale;
■    Derivative instruments; and
■    Certain debt securities of consolidated trusts held by third parties and certain debt of Freddie Mac.
The accounting guidance for fair value measurements establishes a framework for measuring fair value, and also establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the assumptions a market participant would use at the measurement date. Fair value measurements under this hierarchy are distinguished among quoted market prices, observable inputs, and unobservable inputs. The measurement of fair value requires management to make judgments and assumptions. The process for determining fair value using unobservable inputs is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. These judgments and assumptions may have a significant effect on our measurements of fair value, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our consolidated statements of comprehensive income and consolidated balance sheets. See Note 19 for additional information regarding fair value hierarchy and measurements, valuation risk, and controls over fair value measurement.

FREDDIE MAC | 2020 Form 10-K	154

Risk Factors
Risk Factors
The following section discusses material risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, reputation, strategies, and/or prospects.
CONSERVATORSHIP AND RELATED MATTERS
Freddie Mac's future is uncertain.
Our future structure and role will be determined by the Administration, Congress, and FHFA, and it is possible, and perhaps likely, that there will be significant changes beyond the near-term that will materially affect our role in the mortgage industry, business model, structure, and results of operations. Some or all of our functions could be transferred to other institutions, and we could cease to exist as a stockholder-owned company. If any of these events occur, our shares could diminish in value, or cease to have any value. Our stockholders may not receive any compensation for such loss in value.
Several bills have been introduced in past sessions of Congress concerning the future status of Freddie Mac, Fannie Mae, and the mortgage finance system, including bills which provided for the wind down of Freddie Mac and Fannie Mae and modification of the terms of the Purchase Agreement. While none of these bills has been enacted, it is possible that similar or new bills will be introduced and considered in the future. On January 14, 2021, Treasury released a blueprint on next steps for GSE reform, which includes building equity capital, determining capital structure, setting a commitment fee for ongoing government support, establishing appropriate pricing oversight, and assessing appropriate market concentration. The blueprint states that while Treasury will continue to evaluate potential administrative actions to end our conservatorship, Congress is best positioned to adopt comprehensive housing finance reform. The goals of the current Congress and Administration with respect to the Enterprises and housing market reform are unclear.
The conservatorship is indefinite in duration. The timing, likelihood, and circumstances under which we might emerge from conservatorship are uncertain. Under the Purchase Agreement, as amended by the January 2021 Letter Agreement, we cannot exit from conservatorship, other than in connection with receivership, unless all currently pending material litigation relating to the conservatorship and/or the Purchase Agreement has been resolved or settled and for two or more consecutive periods we have common equity tier 1 capital (which does not include our senior preferred stock) of at least 3% of our adjusted total assets. While we will continue to increase our capital level as a result of the increase in the applicable Capital Reserve Amount under the Purchase Agreement, the increases in our capital level since September 30, 2019 have been or will be added to the aggregate liquidation preference of the senior preferred stock. In addition, our ability to increase our capital, other than through retained earnings, is limited, and it may not be possible for us to raise private capital on acceptable terms, if at all. We are permitted to raise up to $70.0 billion to build capital through the issuance of common stock only after Treasury has exercised in full its warrant to purchase 79.9% of our common stock and pending material conservatorship-related litigation has been resolved or settled. Treasury’s potential substantial equity ownership in our company, along with new or increased restrictions imposed on our business, and post-recapitalization dividends and fees we will be required to pay to Treasury, will reduce our attractiveness as an investment opportunity for third-party investors. It is uncertain whether or when we will be able to retain or raise sufficient capital to permit an end to our conservatorship, and this may not happen for several years or at all. For additional information on the January 2021 Letter Agreement, see MD&A – Regulation and Supervision – January 2021 Letter Agreement with Treasury.
Treasury would be required to consent to the termination of our conservatorship other than as discussed above, and there can be no assurance Treasury would do so. Even if the conservatorship is terminated, we would remain subject to the Purchase Agreement and the terms of the senior preferred stock unless they are terminated or amended. It is possible that the conservatorship could end with our being placed into receivership.
Even if the conservatorship ends and the voting rights of common stockholders are restored, we could effectively remain under the control of the U.S. government because of the Purchase Agreement, Treasury's warrant to acquire nearly 80% of our common stock for nominal consideration, or Treasury’s ownership of our common stock after it exercises its warrant. If Treasury exercises the warrant, the ownership interest of our existing common stockholders will be substantially diluted.
Our current Net Worth Amount may not be sufficient to absorb potential losses and could result in our having to request additional draws from Treasury in future periods.
As a result of the net worth sweep dividend requirement, from 2013 to 2017 we could not retain capital from the earnings generated by our business operations in excess of the applicable Capital Reserve Amount, which decreased by $600 million each year, from $3 billion in 2013 to $600 million in 2017. As a result of increases in the applicable Capital Reserve Amount since January 1, 2018, we have been able to retain earnings and build capital, and our Net Worth Amount was $16.4 billion as of December 31, 2020. If we were to have a net worth deficit in a future period as a result of significant future comprehensive losses, we would be required to draw funds from Treasury under the Purchase Agreement.
A variety of factors could influence whether we could require a draw, including many of the other risk factors we have identified, as well as changes in tax rates and related changes in our deferred tax assets and reserves. Additional draws, which will

FREDDIE MAC | 2020 Form 10-K	155

Risk Factors
decrease the amount of Treasury's remaining commitment under the Purchase Agreement, may result in reputational risk and add to the uncertainty regarding our long-term financial sustainability.
FHFA, as our Conservator, controls our business activities. We may be required to take actions that reduce our profitability, are difficult to implement, or expose us to additional risk.
We are under the control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines our strategic direction. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities, such as the initiatives we are pursuing under the Conservatorship Scorecards. Some of the activities FHFA has required us to undertake have been costly and/or difficult to implement, such as development and support of the CSP.
FHFA has required us to make changes to our business that have adversely affected our financial results and could require us to make additional changes at any time. For example, FHFA may require us to undertake activities that (i) reduce our profitability; (ii) expose us to additional credit, market, funding, operational, and other risks; or (iii) provide additional support for the mortgage market that serves our public mission, but adversely affects our financial results.
FHFA also has required us to take other actions that may adversely affect our business or financial results, such as requiring us to maintain increased liquidity and directing us to amend the CSS LLC agreement in January 2020 in a manner that reduces our ability to control CSS Board decisions, even after conservatorship, including decisions about strategy, business operations, and funding. FHFA has also appointed three additional CSS Board members, and as a result, the CSS Board members we and Fannie Mae appoint could be outvoted by non-GSE designated Board members on any matter during conservatorship and on a number of significant matters after conservatorship. It is possible that FHFA may require us to make additional changes to the CSS LLC agreement, or may otherwise impose restrictions or provisions relating to CSS or the UMBS, that may adversely affect us.
From time to time, FHFA has prevented us from engaging in business activities or transactions that we believe would be profitable, and it may do so again in the future. For example, FHFA has limited the size and composition of our mortgage-related investments portfolio and the amount and type of new single-family and multifamily loans we may acquire. We may be required to adopt business practices that help serve our public mission and other non-financial objectives, but that may negatively affect our future financial results. Congress or FHFA may require us to set aside or otherwise pay monies to fund third-party initiatives, such as the existing requirement under the GSE Act that we allocate amounts for certain housing funds. FHFA also could require us to take actions that would adversely affect our ability to compete and innovate, such as through its proposed rule for new GSE products and activities; changing our risk appetite and risk limits; and limiting our control over pricing. FHFA is also Conservator of Fannie Mae, our primary competitor. FHFA’s actions, as Conservator of both companies, could require us and Fannie Mae to take a uniform approach to certain activities, limiting innovation and competition and possibly putting us at a competitive disadvantage because of differences in our respective businesses. FHFA also could limit our ability to compete with new entrants and other institutions. The combination of the restrictions on our business activities and our potential inability to generate sufficient revenue through our guarantee activities to offset the effects of those restrictions may have an adverse effect on our results of operations and financial condition.
The Purchase Agreement and the terms of the senior preferred stock significantly limit our business activities. In the event of non-compliance with any Purchase Agreement covenants, Treasury may be entitled to specific performance, damages, and other remedies, and if the corrective actions we were to take were determined by FHFA to be insufficient, FHFA could impose penalties on us or take other remedial actions.
The Purchase Agreement and the terms of the senior preferred stock place significant restrictions on our ability to manage our business, including limiting (i) our secondary market activities; (ii) the amount and type of single-family and multifamily loans we may acquire; (iii) the amount of indebtedness we may incur; (iv) the size of our mortgage-related investments portfolio; (v) our ability to maintain alignment and competitiveness with Fannie Mae issued UMBS; and (vi) our ability to pay dividends, transfer certain assets, raise capital, and pay down the liquidation preference of the senior preferred stock.
The Purchase Agreement prohibits us from taking a variety of actions without Treasury's consent. Treasury has the right to withhold its consent for any reason. The warrant held by Treasury, restrictions on our business under the Purchase Agreement, and the senior status and net worth sweep dividend provisions of the senior preferred stock could adversely affect our ability to attract capital from the private sector in the future, should we be in a position to do so. For more information, see Conservatorship and Related Matters - Freddie Mac's Future is Uncertain.
In the event of non-compliance with any Purchase Agreement covenants, Treasury may be entitled to specific performance, damages, and other such remedies as may be available at law or in equity. In addition, if the corrective actions we were to take or plan to take to comply with such covenants were determined by FHFA to be insufficient or unsuccessful, FHFA could impose penalties on us or take other remedial action.

FREDDIE MAC | 2020 Form 10-K	156

Risk Factors
If FHFA placed us into receivership, our assets would be liquidated. The liquidation proceeds might not be sufficient to pay claims outstanding against Freddie Mac, repay the liquidation preference of our preferred stock, or make any distribution to our common stockholders.
We can be put into receivership at the discretion of the Director of FHFA at any time for a number of reasons set forth in the GSE Act. Several bills were introduced in past sessions of Congress that provided for Freddie Mac to be placed into receivership. In addition, FHFA could be required to place us into receivership if Treasury were unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth. Treasury might not be able to provide the requested funding if, for example, the U.S. government were not fully operational because Congress had failed to approve funding or the government had reached its borrowing limit. For more information, see MD&A - Regulation and Supervision.
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
The GSE Act provides that, if we were placed into receivership, the receiver would hold the mortgages underlying our mortgage-related securities (and the payments thereon) for the benefit of the holders of those securities. However, payments on the mortgages underlying our mortgage-related securities might not be sufficient to make full payments of principal and interest on the securities. If we were unable to fulfill our guarantee, the holders of our mortgage-related securities would experience delays in receiving payments because the relevant systems are not designed to make partial payments.
If our assets were liquidated, the liquidation proceeds might not be sufficient to pay the secured and unsecured claims against us (including claims on our guarantees), repay the liquidation preference on any series of our preferred stock, or make any distribution to our common stockholders. Proceeds would first be applied to the secured and unsecured claims against us, the administrative expenses of the receiver, and the liquidation preference of the senior preferred stock. Any remaining proceeds would then be available to repay the liquidation preference of other series of preferred stock. Only after the liquidation preference of all series of preferred stock is repaid would any proceeds be available for distribution to the holders of our common stock.
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
Restrictions on employee compensation have been and may be imposed on us, while we remain in conservatorship, by Congress, FHFA, or Treasury. For example, FHFA as Conservator has the authority to approve the terms and amount of our executive compensation and may require us to make changes to our executive and employee compensation programs. For example, FHFA has imposed limits on executive and employee compensation and has required prior approval of certain compensation arrangements. Such limitations on our executive and employee compensation structure, as well as the ongoing conservatorship and uncertainty about our future, could have an adverse effect on our ability to attract and retain talent.
Leadership departures, such as the recent departure of our former CEO, or a combination of such departures at approximately the same time, could materially adversely affect our business, results of operations, and financial condition. For example, turnover in key positions and challenges in integrating new leaders could harm our ability to manage our business effectively and successfully implement current strategic initiatives and could adversely affect our financial performance.
COVID-19 PANDEMIC
The COVID-19 pandemic has significantly and adversely affected general economic conditions and the housing market. These adverse changes, as well as the effects of actions taken in response to the pandemic, such as forbearance for Freddie Mac-owned mortgages and other relief measures, have significantly and adversely affected our business, results of operations, and financial condition and elevated our credit, market, and operational risk levels in 2020 and will likely continue to do so in 2021, and perhaps beyond.
In response to the COVID-19 pandemic, Freddie Mac has taken several steps to support the mortgage market, such as forbearance for Freddie Mac-owned mortgages and other measures to assist homeowners, renters, multifamily property owners, lenders, and sellers. For additional information on our relief efforts, see MD&A - Introduction - COVID-19 Pandemic Response Efforts. These actions may not be successful and may negatively affect our financial condition and results of operations, perhaps significantly. Borrowers that obtain forbearance may be unable to resume making payments on their mortgage loans at the end of the forbearance period, which could result in losses. We expect serious delinquency rates and the volume of loss mitigation activity to remain elevated as a result of the pandemic and our forbearance programs, and we expect

FREDDIE MAC | 2020 Form 10-K	157

Risk Factors
to advance significant amounts to cover principal and interest payments to security holders for loans in forbearance in the coming months. The pandemic and forbearance programs have caused a significant increase in our allowance for credit losses. Estimates of expected credit losses are subject to significant uncertainty and may increase in the future depending on the depth and severity of the economic downturn caused by the pandemic.
The government has taken several actions to provide relief to those negatively affected by COVID-19, such as direct payments and federal unemployment insurance. In addition, the Federal Reserve has supported the financial markets, including by purchasing Freddie Mac mortgage-related securities. If the Federal Reserve discontinued or lessened this support, it could negatively affect our financial position and results of operations. For additional information on federal government relief efforts, see MD&A - Introduction - COVID-19 Pandemic Response Efforts. Current and future government relief efforts taken in response to the COVID-19 pandemic may provide insufficient support for the economy and the housing market.
Our credit risk and market risk levels have increased as a result of the COVID-19 pandemic, and may increase further depending on the duration and severity of the pandemic. For example:
■    Our mortgage credit risk level is heightened, as a result of increased forbearance, modifications, and defaults due to the COVID-19 pandemic. These trends have adversely affected our results of operations through increased expected credit losses and are expected to continue. Payment defaults on mortgages could result in accelerated prepayments of certain of our securities as a result of our repurchase practices relating to seriously delinquent mortgages and mortgage modifications, foreclosures, and workouts.
■    Our ability to transfer single-family credit risk was, and may in the future be, negatively affected by adverse market conditions resulting from the COVID-19 pandemic.
■    We generally fund our obligations to advance principal and interest to security holders for loans in forbearance and our purchase of delinquent and modified loans from our securities trusts through debt issuances. Depending on the extent of forbearance and delinquencies as a result of the COVID-19 pandemic, it is possible that we may not be able to meet our contractual obligations as a result of the aggregate indebtedness limit and mortgage-related investments portfolio limit under the Purchase Agreement, without breaching limits or obtaining the prior written consent of Treasury and FHFA to increase these limits.
■    Increased market instability and uncertainty associated with the volume of loans we may purchase from trusts may adversely affect our ability to hedge, and demand for Freddie Mac securities, other than from the Federal Reserve, may decrease substantially.
Our operational risk level has increased as a result of the COVID-19 pandemic. Freddie Mac has instituted temporary operational changes, such as shifting to remote work for the majority of our employees. While we have not experienced material impacts to operations, it is possible that certain procedures we have in place to monitor our employees may not be effective, or any significant technological or infrastructure-related disruptions during this period of remote work could adversely affect our ability to conduct normal business operations. The COVID-19 pandemic has presented potential risks to staffing, such as stress on our workforce as a result of home schooling, caring for themselves and loved ones, and potential burnout, and it is possible that key employees or a significant number of employees may be adversely affected by the virus. In addition, model risk levels are heightened. There is an increased degree of uncertainty concerning key inputs into our financial cash flows, such as projections of mortgage interest rates, house prices, credit defaults, negative yields, prepayments, and interest rates, and we expect our models to face significant challenges in accurately forecasting these inputs. We are attempting to mitigate this increased risk by applying model overlays and adjustments, where deemed appropriate, but these adjustments have an element of subjectivity, and are based upon difficult and complex judgments. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these estimates could have a material impact on our consolidated financial statements. For additional information on operational risk, see MD&A - Risk Management - Operational Risk.
CREDIT RISKS
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
We continue to have loans in our single-family credit guarantee portfolio with certain characteristics, such as Alt-A loans, interest-only loans, option ARM loans, loans with original LTV ratios greater than 90%, and loans to borrowers with credit scores less than 620 at the time of origination, that expose us to greater credit risk than other types of loans. See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Monitoring Loan Performance and Characteristics. We also expect to continue acquiring loans with higher LTV ratios through our Home Possible and Home One initiatives, as well as

FREDDIE MAC | 2020 Form 10-K	158

Risk Factors
loans with higher DTI ratios, generally up to 50%, which will increase our exposure to credit risk. Our efforts to increase eligible borrowers' access to single-family mortgage credit, including our affordable housing program and our plan for fulfilling our duty to serve underserved markets, expose us to increased mortgage credit risk.
We face significant risks related to our delegated underwriting process for single-family loans, including risks related to data accuracy, mortgage fraud, and our sellers' origination operations. Changes to the process could increase our risks.
We delegate to our sellers the underwriting for the single-family loans we purchase or securitize. Our contracts with sellers describe mortgage eligibility and underwriting standards, and the sellers represent and warrant to us that the loans they deliver to us meet these standards.
We rely on the strength of our sellers' origination processes and controls. We perform risk-based audits to test our counterparties' control environments. However, our review may not detect weak operations that could lead to errors in seller decisions like correspondent approvals, property valuations, and insurance coverage.
We do not independently verify most of the information provided to us before we purchase or securitize a loan. This exposes us to the risk that one or more of the parties involved in a transaction (such as the borrower, property seller, broker, appraiser, title agent, loan officer, or lender) misrepresented facts about the borrower, property, or loan, or otherwise engaged in fraud.
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
Our suite of tools, collectively referred to as Loan Advisor, offers limited representation and warranty relief for certain loan components that satisfy automated data analytics related to appraisal quality, collateral valuation, borrower assets, and borrower income. In general, limited representation and warranty relief is offered when information provided by the lender is validated against independent data sources. However, there is a risk that the enhanced tools and processes provided by Loan Advisor will not enable us to identify all breaches in a timely manner. In turn, this could increase our exposure to credit and other losses. For more information, see MD&A - Risk Management - Single-Family Mortgage Credit Risk.
Declines in national or regional house prices or other adverse changes in the housing market could negatively affect both our single-family and multifamily businesses.
Our financial results and business volumes can be negatively affected by declines in house prices and other adverse changes in the housing market. This could (i) significantly increase our expected credit losses; (ii) result in higher stress losses for both the single-family and multifamily portfolios; (iii) increase our losses on foreclosure alternatives, third-party sales, and dispositions of REO properties; (iv) reduce our return or result in losses on our single-family and multifamily guarantee business, as default rates could be higher than we expected when we issued the guarantees; (v) negatively affect loan pricing, which could cause us to change our disposition strategies for our single-family seasoned loans; or (vi) adversely impact our ability to transfer credit risk.
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
We depend on our institutional counterparties to provide services that are critical to our business. We face the risk that one or more of our counterparties may fail to meet their contractual obligations to us. Our major counterparties include seller/servicers, credit enhancement providers, and counterparties to derivatives, short-term lending, and other funding transactions (e.g., cash and other investments transactions). For more information, see MD&A - Counterparty Credit Risk.
Many of our major counterparties provide several types of services to us. The concentration of our exposure to our counterparties remains high. Efforts we take to reduce exposure to financially weak counterparties could increase the relative concentration of our exposure to other counterparties, increase our costs, and reduce our revenue. It is possible that our counterparties could experience challenging market conditions that could adversely affect their liquidity and financial condition

FREDDIE MAC | 2020 Form 10-K	159

Risk Factors
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
■    A decline in servicing performance - A decline in a servicer's performance, such as delayed foreclosures or missed opportunities for loan modifications, could significantly affect our ability to mitigate credit losses and could affect the overall credit performance of our single-family credit guarantee portfolio. A large volume of seriously delinquent loans, the complexity of the servicing function, and heightened liquidity requirements are significant factors contributing to the risk of a decline in performance by servicers. Servicers may experience financial and other difficulties due to the advances they are required to make to us on delinquent single-family mortgages, including mortgages subject to forbearance plans. We could be adversely affected if our servicers lack appropriate controls, experience a failure in their controls, or experience a disruption in their ability to service loans, including as a result of legal or regulatory actions or ratings downgrades. We also are exposed to fraud by third parties in the loan servicing function, particularly with respect to short sales and other dispositions of non-performing assets.
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
Our seller/servicers also have a significant role in servicing loans in our multifamily mortgage portfolio. We are exposed to the risk that multifamily seller/servicers could come under financial pressure, which could potentially cause a decline in their servicing performance and cause us to terminate their right to service our loans, potentially resulting in further concentration of exposure to other seller/servicers.
We are also exposed to settlement risk on the non-performance of sellers and servicers as a result of our forward settlement loan purchase programs in our single-family and multifamily businesses.
Credit risk related to counterparties to derivatives, funding, short-term lending, securities, and other transactions
We have significant exposure to institutions in the financial services industry relating to derivatives, funding, short-term lending, securities, securities purchased under agreements to resell, secured lending transactions and forward settlement of our loans and securities, and other transactions (e.g., cash and other investments transactions). These transactions are critical to our business, including our ability to:
■    Manage interest-rate risk and other risks related to our investments in mortgage-related assets;
■    Fund our business operations; and

FREDDIE MAC | 2020 Form 10-K	160

Risk Factors
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
Credit risk related to credit enhancement providers
If a mortgage insurer fails to meet its obligations to reimburse us for claims, our credit losses could increase. In addition, if a regulator determines that a mortgage insurer lacks sufficient capital to pay all claims when due, the regulator could take action that might affect the timing and amount of claim payments made to us. We face similar risks with respect to our counterparties on ACIS transactions.
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
The type of loss mitigation activities we pursue could affect prepayments on our single-family securities (e.g., UMBS, 55-day MBS, PCs, and REMICs), which could affect the value of these securities or the earnings from mortgage-related assets in our Capital Markets segment mortgage investments portfolio. In addition, loss mitigation activities may adversely affect our ability to securitize, resecuritize, and sell the loans subject to those activities.
We devote significant resources to our borrower assistance initiatives. The size and scope of these efforts may compete with other business opportunities or corporate initiatives.
For more information on our loss mitigation activities, see MD&A - Our Business Segments - Single-Family Guarantee - Business Results - Loss Mitigation Activities and MD&A - Risk Management - Single-Family Mortgage Credit Risk - Engaging in Loss Mitigation Activities.
We have been, and will continue to be, adversely affected by delays and deficiencies in the single-family foreclosure process.
The average length of time for foreclosure of a Freddie Mac single-family loan has significantly increased since 2008, particularly in states that require a judicial foreclosure process, and may further increase. Delays in the foreclosure process could:
■    Cause our expenses to increase. For example, properties awaiting foreclosure could deteriorate until we acquire them, resulting in increased expenses to repair and maintain the properties and
■    Adversely affect trends in house prices regionally or nationally, which could adversely affect our financial results.

FREDDIE MAC | 2020 Form 10-K	161

Risk Factors
We are exposed to increased credit losses and credit-related expenses in the event of a major natural disaster, other catastrophic event, including a pandemic, or significant climate change effects.
The occurrence, severity, and duration of a major natural or environmental disaster or other catastrophic event, including a pandemic, as well as significant climate change effects such as rising sea levels or wildfires, in an area where we own or guarantee mortgage loans or REO properties, especially in densely populated geographic areas, could increase our credit losses and credit related expenses. A natural disaster or catastrophic event or other significant climate change effect that either damages or destroys single-family or multifamily real estate underlying mortgage loans or REO properties we own or guarantee, or negatively affects the ability of borrowers to continue to make payments on mortgage loans we own or guarantee, could increase our serious delinquency rates and average loan loss severity in the affected areas. Such events could have a material adverse effect on our business and financial results. We may not have adequate insurance coverage for some of these natural, catastrophic, or climate change-related events.
Our CRT transactions may not be available to us in adverse economic conditions. These transactions also lower our profitability.
Our ability to transfer credit risk (and the cost to us of doing so) could change rapidly depending on market conditions. Adverse market conditions may result in insufficient investor demand for CRT transactions at acceptable prices. It is possible that our CRT strategies may not prevent us from incurring substantial losses. Some of our CRT transactions have termination dates that are earlier than the maturities of the reference mortgage loans, and we are exposed to credit risk on those mortgage loans after termination of such transactions. The costs associated with CRT transactions are significant and may increase. For some CRT transactions, there may be a significant difference in time between when we recognize a credit loss in earnings and when we recognize the related recovery in earnings, and this lag could adversely affect our financial results in the earlier period. In addition, the implementation of the ERCF or additional guidance from FHFA may cause us to modify our credit risk transfer activities and could affect our risk appetite and our capital requirements. For more information regarding these transactions, see Note 8.
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
We incur costs as a result of our risk management activities, which may not be successful. Our interest-rate risk management activities are designed to reduce our economic exposure to changes in interest rates to a low level as measured by our models. However the accounting treatment for certain of our assets and liabilities, including derivatives, creates variability in our earnings that may not be indicative of the economics of our business when interest rates fluctuate, as some assets and liabilities are measured at amortized cost and some are measured at fair value, while all derivatives are measured at fair value. In addition, differences in amortization between our assets and the liabilities we use to fund them, including amortization of fair value hedging basis adjustments, may also contribute to earnings variability.
We use hedge accounting for certain single-family mortgage loans and long-term debt, which is intended to reduce the interest-rate volatility in our GAAP earnings. Our single-family mortgage hedge accounting program is complex and unique in the industry. We may fail to properly execute this program and related changes to systems and processes. Even if implemented

FREDDIE MAC | 2020 Form 10-K	162

Risk Factors

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
A widening of the market spreads on a given asset is typically associated with a decline in the fair value of that asset or tightening of the market spread on a given liability is typically associated with a decline in the fair value of that liability, which may adversely affect our near-term financial results and net worth. While wider market spreads may create favorable investment opportunities, our ability to take advantage of any such opportunities is limited due to various restrictions on our mortgage-related investments portfolio activities. See MD&A - Conservatorship and Related Matters.
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
Our UMBS are an integral part of our loan purchase program. Our competitiveness in purchasing single-family loans from our sellers and the volume and profitability of our new single-family guarantee business are directly affected by the price performance of UMBS issued by us relative to comparable Fannie Mae-issued UMBS. If our UMBS were to trade at a discount relative to comparable Fannie Mae securities due to prepayment performance or other factors, such a difference in relative pricing may create an incentive for sellers to conduct a disproportionate share of their single-family business with Fannie Mae.
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
Liquidity-related price differences could occur between UMBS issued by us and comparable Fannie Mae-issued UMBS due to factors that are largely outside of our control. For example, the level of the Federal Reserve’s purchases and sales of agency mortgage-related securities could affect the demand for and values of our UMBS. Therefore, any strategies we employ to reduce any liquidity-related price differences may not reduce or eliminate any such price differences over the long term.
We may experience price differences with Fannie Mae on individual new production pools of TBA-eligible mortgages, particularly with respect to specified pools and our multilender securities. From time to time, we may need to adjust our pricing for a particular new production pool category to maintain alignment and competitiveness with Fannie Mae with respect to the acquisition of such pools. Depending on the amount of pricing adjustments in any period, it is possible they could adversely affect the profitability of our single-family guarantee business for that period. This risk is heightened with diminished cash window volumes per the amended Purchase Agreement, and FHFA restrictions on pooling, limiting our pooling flexibility and ability to manage alignment. For more information, see MD&A - Our Business Segments - Capital Markets Segment - Business Overview - Products and Activities.
If the UMBS does not continue to receive widespread market acceptance, the liquidity and price performance of our single-family mortgage-related securities and our market share and profitability could be adversely affected. Commingling certain Fannie Mae securities in resecuritizations has increased our counterparty risk.
As part of the combined UMBS market, we have been required by FHFA to align certain of our single-family mortgage purchase offerings, servicing, and securitization programs, policies and practices with Fannie Mae to achieve market acceptance of the UMBS. We cannot provide any assurance that these efforts will reduce the pricing disparities discussed above over the long-term. Aligning prepayment outcomes of Freddie Mac UMBS with Fannie Mae UMBS is the focus of the FHFA Uniform Mortgage-Backed Security Final Rule issued in February 2019. This alignment is more challenging during periods of increased refinances, automation, innovation, and change in the industry, which we experienced in 2020. These alignment activities may

FREDDIE MAC | 2020 Form 10-K	163

Risk Factors

adversely affect our business and our ability to compete with Fannie Mae. We may be required to further align our business processes with those of Fannie Mae. Uncertainty concerning the extent of the alignment between Freddie Mac's and Fannie Mae's mortgage purchase, servicing, and securitization programs, policies, and practices may affect the degree to which the UMBS receives widespread market acceptance.
If investors do not continue to accept the fungibility of Freddie Mac and Fannie Mae UMBS and instead prefer Fannie Mae UMBS over Freddie Mac UMBS, it could have a significant adverse impact on our business, liquidity, financial condition, net worth, and results of operations, and could affect the liquidity or market value of our single-family mortgage-related securities.
We have counterparty credit exposure to Fannie Mae due to investors' ability to commingle certain Freddie Mac and Fannie Mae securities in resecuritizations. When we resecuritize Fannie Mae securities, our guarantee of timely principal and interest extends to the underlying Fannie Mae securities. In the event Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, Freddie Mac would be responsible for making the payment. We do not control or limit the amount of resecuritized Fannie Mae securities that we could be required to guarantee. We are dependent on FHFA, Fannie Mae, and Treasury (pursuant to Fannie Mae's and our respective Purchase Agreements with Treasury) to avoid a liquidity event or default. We have not modified our liquidity strategies to address the possibility of non-timely payment by Fannie Mae, but we may do so in the future.
We and Fannie Mae both rely on the Federal Reserve Banks to make payments on our respective mortgage-related securities. As noted above, in the event Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, Freddie Mac would be responsible for providing the Federal Reserve Banks with the funds to make the payment. If we failed to provide the Federal Reserve Banks with all funds to make such payment on such resecuritized Fannie Mae securities, the Federal Reserve Banks would not make any payment on any of our outstanding Freddie Mac-issued UMBS, Supers, REMICs, or other securities to be paid on that payment date, regardless of whether such Freddie Mac-issued securities were backed by Fannie Mae-issued securities.
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
The expected discontinuance of LIBOR could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth. A transition to an alternative reference interest rate could present operational problems and subject us to possible litigation risk. We may be unable to take a consistent approach across our financial products.
We are not able to predict whether LIBOR will actually cease to exist in the future, whether SOFR will become the market-accepted benchmark in its place, or what impact such a transition may have on our business, results of operations, and financial condition. In early December 2020, the ICE Benchmark Administration Limited, the administrator of LIBOR, began a consultation on its intention to cease the publication of the most relevant tenors of U.S. Dollar LIBOR after June 2023. The transition from LIBOR could affect the financial performance of instruments we hold, require changes to hedging strategies, and adversely affect our financial performance. For example, if for market or regulatory reasons we are required to prematurely unwind our existing LIBOR-based derivatives or are not allowed to engage in new LIBOR-based derivatives without adequate liquidity in alternate indices such as SOFR, we may incur economic costs. We have various financial products, including mortgage loans, mortgage-related securities, and derivatives, that are tied to LIBOR, and many of these products will mature after June 2023. While the documentation for certain of these products provides us with discretion to select an alternative reference rate if LIBOR is discontinued, there is a possibility of disputes arising with investors and counterparties concerning our exercise of this discretion. In certain cases, the documentation may not provide us with discretion to select an alternative reference rate if LIBOR is discontinued or our discretion may be limited, creating uncertainty and the risk of legal disputes. These potential challenges in implementing an alternative reference rate could result in investors and counterparties acquiring fewer products and entering into fewer transactions, which could adversely affect our business. The large volume of products and transactions that may require changes to documentation or remediation could present substantial operational and legal challenges and result in significant costs. We may be unable to have a consistent approach to a LIBOR transition, including within a particular class of products, which could disrupt the market for that product. It is possible that actions we take in connection with the discontinuance of LIBOR, including the adoption of SOFR or an alternative reference rate for certain products, could subject us to basis risk, monetary losses, and possible litigation.
The use of SOFR as the alternative reference rate for LIBOR-based products may present certain market concerns. Among the concerns, a term structure for SOFR has not yet been developed and there is not yet a generally accepted or endorsed methodology for adjusting SOFR for all our products so that it will be substantially comparable to LIBOR. SOFR represents an

FREDDIE MAC | 2020 Form 10-K	164

Risk Factors

overnight, risk-free rate, whereas LIBOR has various tenors and reflects a credit risk component. There is no guarantee that a market-accepted term structure for SOFR will exist prior to the expected discontinuance of LIBOR. It is still uncertain how soon widespread market adoption of SOFR will occur.
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
The amount, type, and cost of our unsecured funding directly affects our interest expense and results of operations. A number of factors could make such financing more difficult to obtain, more expensive, or unavailable on any terms, including market and other factors; changes in U.S. government support for us; and reduced demand for our debt securities.
Market and Other Factors
Our ability to obtain funding in the public unsecured debt markets or by selling or pledging mortgage-related and other securities as collateral to other institutions could change rapidly or cease. The cost of available funding could increase significantly due to changes in interest rates, market confidence, operational risks, regulatory requirements, or other factors.
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
We may incur higher funding costs due to our liquidity management requirements, practices, and procedures. For example, in June 2020, FHFA provided us with updated minimum short-, medium-, and long-term liquidity requirements. These updated requirements have been effective since December 1, 2020, and are more stringent than our previous liquidity requirements and result in higher funding costs. In addition, the updated requirements have impacted the size and the allowable investments in our other investments portfolio.
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
Changes in U.S. Government Support
Treasury supports us through the Purchase Agreement and Treasury's ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority. Changes or perceived changes in the U.S. government's support for us could have a severe negative effect on our access to the unsecured debt markets and our debt funding costs. Our access to the unsecured debt markets and the costs of our debt funding could be adversely affected by several factors relating to U.S. government support, including uncertainty about the future of the GSEs; any concerns by debt investors that we face increasing risk of being placed in receivership; and future draws that significantly reduce the amount of available funding remaining under the Purchase Agreement.
Pursuant to the January 2021 Letter Agreement, it is possible that we may be required to pay a dividend to Treasury in the future that would cause us to fall below our capital requirements under the ERCF. In addition, we and Treasury are required to agree to a periodic commitment fee that we will pay to Treasury for a five-year period (after we have reached prescribed capital levels) in return for Treasury's remaining funding commitment.
Reduced Demand for Debt Securities
If investor demand for our debt securities were to decrease, our liquidity, business, and results of operations could be materially

FREDDIE MAC | 2020 Form 10-K	165

Risk Factors

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
Our credit ratings are important to our liquidity. We currently receive ratings for our unsecured debt from three nationally recognized statistical rating organizations (S&P, Moody's, and Fitch). These ratings are primarily based on the support we receive from Treasury, and therefore are affected by changes in the credit ratings of the U.S. government. Any downgrade in the credit ratings of the U.S. government would be expected to be accompanied by a downgrade in our credit ratings.
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
For more information, see MD&A - Liquidity and Capital Resources.
OPERATIONAL RISKS
A failure in our operational systems or infrastructure, or those of third parties, could impair our ability to provide market liquidity, disrupt our business, damage our reputation, and cause financial losses.
Operational risk is elevated due to the volume, complexity, and pace of change across the company. We face significant levels of operational risk due to a variety of factors, including the size and complexity of our business operations, the amount of change to our core systems required to keep pace with market demands, regulatory requirements, and business initiatives, and the ever-changing cybersecurity landscape. Shortcomings or failures in our internal processes, people, or systems, or those of third parties with which we interact, could lead to impairment of our liquidity, disruption of our business (e.g., issuing mortgage and/or debt securities), incorrect payments to investors in our securities, errors in our financial statements, liability to customers or investors, further legislative or regulatory intervention, reputational damage, and financial and economic loss.
Our business is highly dependent on our ability to process a large number of transactions on a daily basis and manage and analyze significant amounts of information, much of which is provided by third parties. This information may be incorrect, or we may fail to properly manage or analyze it.
The transactions we process are complex and are subject to various legal, accounting, tax, and regulatory standards, which can change rapidly in response to external events, such as the implementation of government-mandated programs and changes in market conditions. Our financial, accounting, data processing, or other operating systems and facilities may contain design flaws or may fail to operate properly, adversely affecting our ability to process these transactions, including our ability to compile and process legally required information. We have certain systems that require manual support and intervention, which may lead to heightened risk of system failures. The inability of our systems to accommodate an increasing volume of transactions or new types of transactions or products could constrain our ability to pursue new business initiatives or improve existing business activities.
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
We continue to increase our use of a third-party cloud infrastructure platform for both customer-facing applications as well as internal-use applications. If we do not implement changes to this platform in a well-managed, secure, and effective manner, we may experience unplanned service disruption or unplanned costs which may harm our business and operating results. In addition, our cloud infrastructure providers, or other service providers, could experience system breakdowns or failures, outages, downtime, cyber-attacks, adverse changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on our business and reputation. Thus, our plans to increase the amount of our infrastructure that we outsource to the cloud or to other third parties may increase our risk exposure.

FREDDIE MAC | 2020 Form 10-K	166

Risk Factors

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
We also face significant risks related to CSS and the operation and continued development of the CSP. We rely on CSS and the CSP (which is owned and operated by CSS) for the operation of many of our single-family securitization activities. Our business activities would be adversely affected and the market for Freddie Mac securities would be disrupted if the CSP were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us, including as a result of an operational failure by Fannie Mae. In the event of a CSS operational failure, we may be unable to issue certain new single-family mortgage-related securities, and investors in mortgage-related securities hosted on the CSS platform may experience payment delays. Any measures we could take to mitigate these risks might not be sufficient to prevent our business from being harmed. We update our internal systems and processes on a regular basis, including to improve existing processes and respond to market and regulatory developments. We could be adversely affected if CSS and/or the CSP are unable to make any necessary corresponding changes to their systems and processes in a timely manner. CSS could adopt or prioritize strategies that could adversely affect its ability to perform its obligations to us. Amendments to the CSS LLC agreement in January 2020 reduced Freddie Mac's and Fannie Mae's ability to control CSS Board decisions, even after conservatorship, including decisions about strategy, business operations, and funding.
Our employees could act improperly for their own or third-party gain and cause unexpected losses or reputational damage. While we have processes and systems in place designed to prevent and detect fraud, these processes may not be successful.
Most of our key business activities are conducted in the Washington D.C. metropolitan area and represent a concentrated risk of people, technology, and facilities. As a result, an infrastructure disruption in or around our offices or affecting the power grid, such as from a terrorist event, active shooter, or natural disaster, could significantly adversely affect our ability to conduct normal business operations. Any measures we take to mitigate this risk may not be sufficient to respond to the full range of events that may occur or allow us to resume normal business operations in a timely manner.
Potential cybersecurity threats are changing rapidly and growing in sophistication. We may not be able to protect our systems or the confidentiality of our information from cyberattack and other unauthorized access, disclosure, and disruption.
Our operations rely on the secure, accurate, and timely receipt, processing, storage, and transmission of confidential and other information in our systems and networks and with counterparties, service providers, and financial institutions.
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

FREDDIE MAC | 2020 Form 10-K	167

Risk Factors

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
We rely on third parties, or their vendors and other business partners, for certain important functions. Any failures by those third parties to deliver products or services, or to manage risks effectively, could disrupt our business operations, or expose us to other operational risks.
Our use of third-parties, including service providers, sellers, servicers and other financial counterparties, exposes us to the risk of failures in their risk and control environments. We outsource certain key functions to these external parties, including some that are critical to financial reporting (including our use of hedge accounting), valuations, our mortgage-related investment activity, loan underwriting, loan servicing, and UMBS issuance and administration (i.e., CSS). We may enter into other key outsourcing relationships in the future and continue to expand our existing reliance on public cloud services. If one or more of these key external parties were not able to perform their functions for a period of time, perform them at an acceptable service level or handle increased volumes, or if one of them experiences a disruption in its own business or technology from any cause, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of third-parties also exposes us to other harm, such as breach of our data, fraud or damage to our reputation if one or more of these third parties fails to maintain adequate risk and control environments. Our ability to monitor the activities or performance of third-parties may be constrained, which may make it difficult for us to assess and manage the risks associated with these relationships.
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
Uncertainty and risks related to models may arise from a number of sources, including the following:
■    We could fail to design, implement, operate, adjust, or use our models as intended. We may fail to code a model correctly, we could use incorrect or insufficient data inputs or fail to fully understand the data inputs, or model implementation software could malfunction. We may not have performed user acceptance testing appropriately or correctly, including allowing sufficient testing time and resources and using the right subject matter experts before deploying the model. The complexity and interconnectivity of our models create additional risk regarding the accuracy of model output. We may not be able to deploy or update models in a timely manner.
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

FREDDIE MAC | 2020 Form 10-K	168

Risk Factors

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
Our use of models could affect decisions concerning the purchase, sale, securitization, and credit risk transfer of loans; the purchase and sale of securities; funding; the setting of guarantee fee prices; and the management of interest-rate, market, and credit risk. Our use of models also affects our quality-control sampling strategies for loans in our single-family credit guarantee portfolio and potential settlements with our counterparties. We also use models in our financial reporting process, including when measuring our allowance for credit losses and applying hedge accounting. See MD&A - Risk Management - Market Risk and Critical Accounting Policies and Estimates for more information on our use of models.
LEGAL AND COMPLIANCE RISKS
Legislative or regulatory actions could adversely affect our business activities and financial results. We face risk of non-compliance with our legal and regulatory obligations as a result of identified weaknesses in our compliance program.
We operate in a highly regulated industry and are subject to heightened supervision from FHFA, as our Conservator. Our compliance systems and programs may not be adequate to ensure that we are in compliance with all legal and other requirements. We could incur fines or other negative consequences for violations. For example, FHFA has raised concerns that we need to strengthen our compliance risk management practices by documenting and implementing an effective comprehensive framework for identifying, assessing, testing and reporting compliance risk. Although we are taking steps to strengthen our compliance program and address FHFA’s concerns, our efforts may not be successful. Until we satisfactorily remediate FHFA’s concerns, we may be subject to continued regulatory criticism. We also rely upon third parties and their respective compliance risk management programs, and the failure or limits of any such third-party compliance programs may expose us to legal and compliance risk.
Our business may be directly adversely affected by future legislative, regulatory, or judicial actions at the federal, state, and local levels. Such actions could affect us in a number of ways, including by imposing significant additional legal, compliance, and other costs on us, limiting our business activities, and diverting management attention or other resources. Such actions, and any required changes to our business or operations or those of third parties upon whom we rely in response thereto, could result in reduced profitability and increased compliance risk, particularly because of the identified weaknesses in our compliance program noted above. If we were not to comply with our legal and regulatory obligations, this could result in fines and penalties and harm to our reputation.
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
If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could potentially adversely affect our profitability. At this time, based on preliminary information, we believe we met four of our five single-family goals and all three of our multifamily goals. We expect that FHFA will make a final determination on our 2020 performance following the release of market data in 2021. In addition, our risk appetite constraints may make it difficult for us to meet our affordable housing goals in the future.

FREDDIE MAC | 2020 Form 10-K	169

Legal Proceedings
Legal Proceedings
We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See Note 20 for more information regarding our involvement as a party to various legal proceedings. We discuss below certain litigation against the U.S. government concerning conservatorship and the Purchase Agreement.
Over the last several years, numerous lawsuits have been filed against the U.S. government and, in some cases, the Secretary of the Treasury and the Director of FHFA. These lawsuits challenge certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. Several of the lawsuits seek to invalidate the net worth sweep dividend provisions of the senior preferred stock, which were implemented pursuant to the August 2012 amendment to the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. A number of cases have been dismissed. Cases are currently pending in the U.S. Court of Federal Claims and the U.S. District Court for the Eastern District of Pennsylvania. One such case, filed in the U.S. District Court for the Southern District of Texas, was appealed to the U.S. Court of Appeals for the Fifth Circuit. On September 6, 2019, the Fifth Circuit, en banc, held that the plaintiffs plausibly alleged that FHFA exceeded its conservator powers by transferring Freddie Mac's future value (i.e., profits via the net worth sweep) to a single shareholder, Treasury, and remanded that cause of action to the District Court. The Fifth Circuit also held that the "for cause" removal provision for the director of FHFA was unconstitutional, and that the provision should be struck from the statute. The plaintiffs and defendants filed separate petitions for writ of certiorari to the U.S. Supreme Court seeking review of the Fifth Circuit's decision, which the Supreme Court granted on July 9, 2020. Oral arguments were held on December 9, 2020. In addition, plaintiffs are appealing a July 2018 order by the U.S. District Court for the District of Minnesota to dismiss the case in that Court, a September 2020 order by the U.S. District Court for the Western District of Michigan to dismiss the case in that Court, and several orders by the U.S. Court of Federal Claims dismissing certain claims filed in that Court.
Freddie Mac is not a party to any of these lawsuits. However, a number of other lawsuits have been filed against Freddie Mac concerning the August 2012 amendment to the Purchase Agreement. See Note 20 for information on the lawsuits filed against Freddie Mac. Pershing Square Capital Management, L.P. (Pershing) is a plaintiff in one of the lawsuits filed against Freddie Mac. Pershing has filed reports with the SEC, most recently in March 2014, indicating that it beneficially owned more than 5% of our common stock. We do not know Pershing's current beneficial ownership of our common stock. For more information, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
It is not possible for us to predict the outcome of these lawsuits (including the outcome of any appeal), or the actions the U.S. government (including Treasury and FHFA) might take in response to any ruling or finding in any of these lawsuits or any future lawsuits. However, it is possible that we could be adversely affected by these events, including, for example, by changes to the Purchase Agreement, or any resulting actual or perceived changes in the level of U.S. government support for our business. Pursuant to the January 2021 Letter Agreement, all currently pending material litigation related to our conservatorship and/or the Purchase Agreement must be resolved or settled and we must indemnify Treasury and the United States from and against any loss, cost, or damage of any kind arising out of our placement into conservatorship or the August 2012 amendment to the Purchase Agreement in order to (i) use up to $70 billion in proceeds from issuances of common stock to build capital or (ii) exit from conservatorship.

FREDDIE MAC | 2020 Form 10-K	170

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
Holders
As of January 29, 2021, we had 1,584 common stockholders of record.
Recent Sales of Unregistered Securities
The securities we issue are "exempted securities" under the Securities Act of 1933. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under these plans to employees and members of our Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations, or other equity interests without Treasury's prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. At December 31, 2020, no stock options were outstanding. See Note 13 for more information.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our common or preferred stock during 2020. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury's prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the certificate of designation of the senior preferred stock.
TRANSFER AGENT AND REGISTRAR
Computershare Trust Company, N.A.
P.O. Box 505000
Louisville, KY 40233-5000
Telephone: 877-373-6374
https://www-us.computershare.com/investor

FREDDIE MAC | 2020 Form 10-K	171

Financial Statements

Financial Statements and Supplementary Data

FREDDIE MAC | 2020 Form 10-K	172

Financial Statements	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Freddie Mac
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Freddie Mac, a stockholder-owned government sponsored enterprise, and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to disclosure controls and procedures that do not provide adequate mechanisms for information known to the Federal Housing Finance Agency (FHFA) that may have financial statement disclosure ramifications to be communicated to management of Freddie Mac.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principle
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

FREDDIE MAC | 2020 Form 10-K	173

Financial Statements	Report of Independent Registered Public Accounting Firm

Emphasis of Matter – Conservatorship
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
Allowance for Credit Losses - Single-Family Mortgage Loans Held-for-Investment
As described in Note 7 to the consolidated financial statements, as of December 31, 2020, the allowance for credit losses for single-family mortgage loans held-for-investment was $5.6 billion. Management estimates the allowance for credit losses for single-family loans on a pooled basis using a discounted cash flow model that evaluates a variety of factors to estimate the cash flows they expect to collect. Management forecasts cash flows they expect to collect using historical experience, such as historical default rates and severity of loss based on loan characteristics, adjusted for current and future economic forecasts. As disclosed by management, the process involves the use of models that require management to make judgments about matters that are difficult to predict, the most significant of which are the probability of default, prepayment, and loss severity, which are based on management’s reasonable and supportable forecast of certain future economic conditions, such as house prices and interest rates.
The principal considerations for our determination that performing procedures relating to the allowance for credit losses for single-family mortgage loans held-for-investment is a critical audit matter are (i) the significant judgment and estimation by management when determining the probability of default, prepayment, and loss severity assumptions, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the allowance for credit losses, including controls over the models, data, and significant assumptions. These procedures also included, among others (i) testing management’s process for determining the allowance for credit losses, (ii) testing the completeness, accuracy, reliability and relevance of data used by management, including underlying loan portfolio data, historical loan data, macroeconomic data, and industry data, (iii) evaluating the reasonableness of significant assumptions related to the probability of default, prepayment, and loss severity through comparison to historical loan data, macroeconomic data, and industry data, as applicable, and (iv) involving professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the models used in the allowance for credit losses and the reasonableness of significant assumptions related to the probability of default, prepayment, and loss severity, as well as management’s forecast of house prices.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 11, 2021
We have served as the Company's auditor since 2002.

FREDDIE MAC | 2020 Form 10-K	174

Financial Statements	Consolidated Statements of Comprehensive Income
FREDDIE MAC
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions, except share-related amounts)	2020	2019	2018
Net interest income
Interest income	$62,340	$72,895	$70,054
Interest expense	(49,569)	(61,047)	(58,033)
Net interest income	12,771	11,848	12,021

Non-interest income (loss)
Guarantee fee income	1,442	1,089	866
Investment gains (losses), net	1,813	818	1,921
Other income (loss)	633	323	762
Non-interest income (loss)	3,888	2,230	3,549
Net revenues	16,659	14,078	15,570

Benefit (provision) for credit losses	(1,452)	746	736

Non-interest expense
Salaries and employee benefits	(1,344)	(1,434)	(1,227)
Professional services	(398)	(445)	(486)
Other administrative expense	(793)	(685)	(580)
Total administrative expense	(2,535)	(2,564)	(2,293)
Credit enhancement expense	(1,058)	(749)	(409)
Benefit for (decrease in) credit enhancement recoveries	323	41	(8)
REO operations expense	(149)	(229)	(169)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(1,836)	(1,617)	(1,484)
Other expense	(723)	(657)	(469)
Non-interest expense	(5,978)	(5,775)	(4,832)

Income (loss) before income tax (expense) benefit	9,229	9,049	11,474
Income tax (expense) benefit	(1,903)	(1,835)	(2,239)
Net income (loss)	7,326	7,214	9,235

Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	192	535	(722)
Changes in unrealized gains (losses) related to cash flow hedge relationships	38	71	114
Changes in defined benefit plans	(25)	(33)	(5)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	205	573	(613)
Comprehensive income (loss)	$7,531	$7,787	$8,622

Net income (loss)	$7,326	$7,214	$9,235
Undistributed net worth sweep, senior preferred stock dividends, or future increase in senior preferred stock liquidation preference	(7,291)	(7,787)	(5,623)
Net income (loss) attributable to common stockholders	$35	($573)	$3,612
Net income (loss) per common share — basic and diluted	$0.01	($0.18)	$1.12
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,234
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2020 Form 10-K	175

Financial Statements	Consolidated Balance Sheets
FREDDIE MAC
Consolidated Balance Sheets

	December 31,
(In millions, except share-related amounts)	2020	2019
Assets
Cash and cash equivalents (Notes 1, 3, 18) (includes $17,379 and $991 of restricted cash and cash equivalents)	$23,889	$5,189
Securities purchased under agreements to resell (Notes 3, 11, 18)	105,003	56,271
Investment securities, at fair value (Notes 3, 6)	59,825	75,711
Mortgage loans held-for-sale (Notes 3, 4) (includes $14,199 and $15,035 at fair value)	33,652	35,288
Mortgage loans held-for-investment (Notes 1, 3, 4) (net of allowance for credit losses of $5,732 and $4,234)	2,350,236	1,984,912
Accrued interest receivable (Note 3, 4, 6, 11) (net of allowance of $140 and $0)	7,754	6,848
Derivative assets, net (Notes 10, 11)	1,205	844
Deferred tax assets, net (Note 16)	6,557	5,918
Other assets (Notes 3, 12) (includes $5,775 and $4,627 at fair value)	39,294	22,799
Total assets	$2,627,415	$2,193,780
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,210	$6,559
Debt (Notes 3, 9) (includes $2,592 and $3,938 at fair value)	2,592,546	2,169,685
Derivative liabilities, net (Notes 10, 11)	954	372
Other liabilities (Notes 3, 12)	11,292	8,042
Total liabilities	2,611,002	2,184,658
Commitments and contingencies (Notes 5, 10, 20)
Equity (Note 13)
Senior preferred stock (liquidation preference of $86,539 and $79,322)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,292 shares and 650,059,033 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(67,102)	(74,188)
AOCI, net of taxes, related to:
Available-for-sale securities	810	618
Cash flow hedge relationships	(206)	(244)
Defined benefit plans	39	64
Total AOCI, net of taxes	643	438
Treasury stock, at cost, 75,804,594 shares and 75,804,853 shares	(3,885)	(3,885)
Total equity	16,413	9,122
Total liabilities and equity	$2,627,415	$2,193,780
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

	December 31,
(In millions)	2020	2019
Consolidated Balance Sheet Line Item (Note 3)
Assets:
Mortgage loans held-for-investment	$2,273,347	$1,940,523
All other assets	83,982	40,598
Total assets of consolidated VIEs	$2,357,329	$1,981,121
Liabilities:
Debt	$2,308,176	$1,898,355
All other liabilities	5,610	5,537
Total liabilities of consolidated VIEs	$2,313,786	$1,903,892
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2020 Form 10-K	176

Financial Statements	Consolidated Statements of Equity
FREDDIE MAC
Consolidated Statements of Equity

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2017	1	464	650	$72,336	$14,109	$—	$—	($83,261)	$389	($3,885)	($312)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	9,235	—	—	9,235
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(613)	—	(613)
Comprehensive income (loss)	—	—	—	—	—	—	—	9,235	(613)	—	8,622
Cumulative effect of change in accounting principle(1)	—	—	—	—	—	—	—	(89)	89	—	—
Increase in liquidation preference				312				—	—	—	312
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(4,145)	—	—	(4,145)
Ending balance at December 31, 2018	1	464	650	$72,648	$14,109	$—	$—	($78,260)	($135)	($3,885)	$4,477

Balance at December 31, 2018	1	464	650	$72,648	$14,109	$—	$—	($78,260)	($135)	($3,885)	$4,477
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	7,214	—	—	7,214
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	573	—	573
Comprehensive income (loss)	—	—	—	—	—	—	—	7,214	573	—	7,787
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(3,142)	—	—	(3,142)
Ending balance at December 31, 2019	1	464	650	$72,648	$14,109	$—	$—	($74,188)	$438	($3,885)	$9,122

Balance at December 31, 2019	1	464	650	$72,648	$14,109	$—	$—	($74,188)	$438	($3,885)	$9,122
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	7,326	—	—	7,326
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	205	—	205
Comprehensive income (loss)	—	—	—	—	—	—	—	7,326	205	—	7,531
Cumulative effect from adoption of CECL	—	—	—	—	—	—	—	(240)	—	—	(240)
Ending balance at December 31, 2020	1	464	650	$72,648	$14,109	$—	$—	($67,102)	$643	($3,885)	$16,413
(1)Includes the effect of adopting the accounting guidance on reclassification of stranded tax effects of the Tax Cuts and Jobs Act. See Note 13 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2020 Form 10-K	177

Financial Statements	Consolidated Statements of Cash Flows

FREDDIE MAC
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$7,326	$7,214	$9,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	214	(466)	(2,117)
(Benefit) provision for credit losses	1,452	(746)	(736)
Investment (gains) losses, net	(3,390)	(1,100)	(2,084)
(Benefit for) decrease in credit enhancement recoveries	(289)	(2)	(18)
Hedge accounting earnings mismatch	(162)	(288)	658
Deferred income tax expense (benefit)	(590)	817	1,391
Purchases of mortgage loans acquired as held-for-sale	(69,908)	(65,516)	(70,482)
Proceeds from sales of mortgage loans acquired as held-for-sale	68,065	71,557	66,889
Proceeds from repayments of mortgage loans acquired as held-for-sale	116	517	494
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(232)	(282)	(282)
Change in accrued interest receivable	(1,046)	(120)	(373)
Change in interest payable	(238)	177	440
Change in income taxes receivable	845	712	(1,269)
Other, net	(1,256)	(277)	(1,072)
Net cash provided by (used in) operating activities	907	12,197	674
Cash flows from investing activities
Purchases of trading securities	(146,074)	(102,169)	(131,977)
Proceeds from sales of trading securities	129,035	84,296	126,012
Proceeds from maturities and repayments of trading securities	27,850	14,528	11,375
Purchases of available-for-sale securities	(13,128)	(8,967)	(19,701)
Proceeds from sales of available-for-sale securities	46,387	12,978	21,952
Proceeds from maturities and repayments of available-for-sale securities	3,654	4,258	6,002
Purchases of mortgage loans acquired as held-for-investment	(695,645)	(228,628)	(151,836)
Proceeds from sales of mortgage loans acquired as held-for-investment	11,657	15,218	10,661
Proceeds from repayments of mortgage loans acquired as held-for-investment	744,571	348,387	248,115
Advances under secured lending arrangements	(144,828)	(54,176)	(27,463)
Repayments of secured lending arrangements	1,515	1,275	1,592
Net proceeds from dispositions of real estate owned and other recoveries	670	1,150	1,336
Net (increase) decrease in securities purchased under agreements to resell	(39,143)	(31,343)	21,132
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	(9,185)	(8,163)	3,020
Other, net	(691)	(492)	(572)
Net cash provided by (used in) investing activities	(83,355)	48,152	119,648
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	811,707	264,373	217,574
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(713,382)	(351,099)	(275,402)
Proceeds from issuance of debt of Freddie Mac	465,260	554,812	411,948
Repayments of debt of Freddie Mac	(452,548)	(531,103)	(469,483)
Net increase (decrease) in securities sold under agreements to repurchase	(9,843)	3,856	(3,662)
Increase in liquidation preference of senior preferred stock	—	—	312
Payment of cash dividends on senior preferred stock	—	(3,142)	(4,145)
Other, net	(46)	(130)	(2)
Net cash provided by (used in) financing activities	101,148	(62,433)	(122,860)
Net (decrease) increase in cash and cash equivalents (includes restricted cash and cash equivalents)	18,700	(2,084)	(2,538)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	5,189	7,273	9,811
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$23,889	$5,189	$7,273

Supplemental cash flow information
Cash paid for:
Debt interest	$70,073	$70,918	$65,721
Income taxes	1,690	306	2,125
Non-cash investing and financing activities (Notes 4, 6, and 9)
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2020 Form 10-K	178

Financial Statements	Notes to the Consolidated Financial Statements | Note 1
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
Beginning January 1, 2020, we elected to offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell, when such amounts meet the conditions for balance sheet offsetting under GAAP. See Note 11 for additional information. We also began presenting a further break out of the amount of cash inflows and cash outflows related to securities purchased under agreements to resell as a single net line item within the cash flows from financing activities section on our consolidated statements of cash flows beginning 3Q 2020. These amounts were previously presented with other debt activity on a gross basis as proceeds from issuance of debt of Freddie Mac and repayments of debt of Freddie Mac within the cash flows from financing activities section of our consolidated statements of cash flows. As a result, the change in presentation did not have any impact on net cash provided by financing activities. Certain amounts in prior periods' consolidated financial statements have been reclassified to conform to the current presentation.
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
Cash and Cash Equivalents

Highly liquid investment securities that have an original maturity of three months or less are accounted for as cash equivalents. Original maturity means the original maturity to us when we acquire the investment, not the original maturity of the instrument itself. Cash collateral accepted from counterparties that we do not have the right to use for general corporate purposes is classified as restricted cash and cash equivalents on our consolidated balance sheets. Restricted cash and cash equivalents include cash remittances received from servicers of the underlying assets of our consolidated trusts which are deposited into a separate custodial account. We invest the cash held in the custodial account in short-term investments and are entitled to the interest income earned on these short-term investments, which is recorded as interest income on our consolidated statements of comprehensive income.

FREDDIE MAC | 2020 Form 10-K	179

Financial Statements	Notes to the Consolidated Financial Statements | Note 1
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
Other Significant Accounting Policies

The table below identifies our other significant accounting policies and the related note in which information about them can be found.

Note	Accounting Policy
Note 3	Variable Interest Entities
Note 4	Mortgage Loans
Note 5	Guarantees and Other Off-Balance Sheet Credit Exposures
Note 6	Investments in Securities
Note 7	Allowance for Credit Losses
Note 8	Credit Enhancements
Note 9	Debt
Note 10	Derivatives
Note 11	Collateralized Agreements and Offsetting Arrangements
Note 13	Stockholder's Equity
Note 13	Earnings Per Share
Note 16	Income Taxes
Note 17	Segment Reporting
Note 19	Fair Value Disclosures

FREDDIE MAC | 2020 Form 10-K	180

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2019-04, Codification
Improvements to Topic 326,
Financial Instruments - Credit
Losses; and

ASU 2019-11, Codification
Improvements to Topic 326,
Financial Instruments - Credit
Losses

	The amendments in this Update replace the incurred loss impairment methodology in GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.	January 1, 2020
Due to the adoption of these Updates, we
recognized a reduction to retained earnings
of $0.2 billion through a cumulative-effect
adjustment on January 1, 2020. See the
CECL Transition Impacts section below for additional information on transition impacts. See Note 4, Note 5, Note 6, Note 7, and Note 8 or additional information on the changes in our significant accounting policies as a result of our adoption of CECL.

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

January 1, 2020
We added disclosure of the change in
unrealized gains or losses included in other
comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. See Note 19 for additional information.

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
relationships, subject to meeting certain criteria,
that reference LIBOR or other interbank offered
rates expected to be discontinued.

		January 1, 2020	The adoption of the amendments did not have a material effect on our consolidated financial statements or on our disclosures.

FREDDIE MAC | 2020 Form 10-K	181

Financial Statements	Notes to the Consolidated Financial Statements | Note 1
CECL Transition Impacts
The table below provides details on the transition impacts of adopting CECL. Other balance sheet lines not presented were not affected by CECL.
Table 1.1 CECL Transition Impacts

(In millions)	December 31, 2019	Transition Adjustments	January 1, 2020
Assets
Mortgage loans held-for-investment:
Single-family	$1,971,657	$199	$1,971,856
Multifamily	17,489	—	17,489
Less allowance for credit losses:
Single-family	(4,222)	(668)	(4,890)
Multifamily	(12)	(24)	(36)
Mortgage loans held-for-investment, net	1,984,912	(493)	1,984,419
Deferred tax assets, net	5,918	64	5,982
Other assets	22,799	193	22,992
Total transition adjustments		($236)
Liabilities and equity
Other liabilities	$8,042	$4	$8,046
Retained earnings (accumulated deficit)	(74,188)	(240)	(74,428)
Total transition adjustments		($236)

Upon adoption of CECL on January 1, 2020, we did not recognize an allowance for credit losses on cash equivalents, investments in debt securities classified as available-for-sale, or securities purchased under agreements to resell. See Note 6 and Note 11, respectively, for additional information.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2020-06, Debt - Debt
with Conversion and Other
Options (Subtopic 470-20)
and Derivatives and Hedging -
Contracts in Entity’s Own
Equity (Subtopic 815-40):
Accounting for Convertible
Instruments and Contracts in
an Entity’s Own Equity
The amendments in this Update simplify an issuer's
accounting for certain financial instruments with
characteristics of liabilities and equity, primarily by
eliminating many of the current separation models
used to account for convertible debt and convertible
	preferred stock.	January 1, 2021	The adoption of these amendments will not have a material effect on our consolidated financial statements.
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs	The amendments in this Update clarify the guidance for the reevaluation of whether a callable debt security’s amortized cost basis exceeds the amount repayable by the issuer at the next call date.	January 1, 2021	The adoption of these amendments will not have a material effect on our consolidated financial statements.

FREDDIE MAC | 2020 Form 10-K	182

Financial Statements	Notes to the Consolidated Financial Statements | Note 2
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
In October 2020, FHFA released its Strategic Plan for fiscal years 2021-2024. This new Strategic Plan establishes new goals needed for FHFA to fulfill its statutory duties, which include responsibly ending the conservatorships of Freddie Mac and Fannie Mae.
This new Strategic Plan formalizes the new direction of FHFA, and its regulated entities, by updating FHFA's mission, vision, and values, and by establishing three new strategic goals:
■    Ensuring safe and sound regulated entities through world-class supervision;
■    Fostering competitive, liquid, efficient, and resilient (CLEAR) national housing finance markets; and
■    Positioning FHFA as a model of operational excellence by strengthening its workforce and infrastructure.
We continue to align our resources and internal business plans to meet the objectives provided to us by FHFA.
Under the Purchase Agreement, we cannot return capital to stockholders other than Treasury, the holder of our senior preferred stock. Our future is uncertain, and the conservatorship has no specified termination date. We do not know what changes may occur to our business model during or following conservatorship, including whether we will continue to exist. Our Conservator has not made us aware of any plans to make any significant changes that would affect our ability to continue as a going concern. Our future structure and role will be determined by the Administration, Congress, and FHFA, and the goals of the current Congress and Administration with respect to Freddie Mac and the secondary mortgage market are unclear. It is possible, and perhaps likely, that there will be significant changes to our business beyond the near term.
On January 14, 2021, we, acting through FHFA as our Conservator, and Treasury entered into a letter agreement to further amend the Purchase Agreement and the terms of the senior preferred stock. The January 2021 Letter Agreement establishes additional requirements for us to exit from conservatorship, including with respect to capital and the resolution of currently pending material litigation related to our conservatorship and the Purchase Agreement; allows us to (i) issue common stock after Treasury's exercise in full of its warrant to acquire 79.9% of common stock and resolution of currently pending material litigation relating to our conservatorship and the Purchase Agreement and (ii) use up to $70 billion in proceeds from such issuances to build capital; and imposes further limits on our business, including limits on our retained mortgage portfolio, cash window activities, and single-family and multifamily loan acquisitions. Pursuant to the January 2021 Letter Agreement, Treasury and Freddie Mac also commit to work to restructure Treasury’s investment and dividend amount in a manner that facilitates our orderly exit from conservatorship, ensures Treasury is appropriately compensated, and permits us to raise third-party capital and make distributions as appropriate. We are still evaluating the effect that the January 2021 Letter Agreement will have on our financial statements.

FREDDIE MAC | 2020 Form 10-K	183

Financial Statements	Notes to the Consolidated Financial Statements | Note 2
Purchase Agreement and Warrant

Overview
On September 7, 2008, we, through FHFA, in its capacity as Conservator, entered into the Purchase Agreement with Treasury. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, August 17, 2012, December 21, 2017, September 27, 2019, and January 14, 2021. The amount of available funding remaining under the Purchase Agreement was $140.2 billion as of December 31, 2020. This amount will be reduced by any future draws.
The Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us after any quarter in which we have a negative net worth (that is, our total liabilities exceed our total assets, as reflected on our consolidated balance sheets). In addition, the Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us if the Conservator determines, at any time, that it will be mandated by law to appoint a receiver for us unless we receive these funds from Treasury. In exchange for Treasury's funding commitment, we issued to Treasury, as an aggregate initial commitment fee, one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock, and a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the warrant. We received no cash proceeds or other consideration from Treasury for issuing the senior preferred stock or the warrant. The amount of any draw will be added to the aggregate liquidation preference of the senior preferred stock. Deficits in our net worth have made it necessary for us to make substantial draws on Treasury's funding commitment under the Purchase Agreement. Pursuant to the December 2017 Letter Agreement, the liquidation preference of the senior preferred stock increased by $3.0 billion on December 31, 2017, and pursuant to the September 2019 and January 2021 Letter Agreements, the liquidation preference of the senior preferred stock has and will be increased, at the end of each fiscal quarter, from September 30, 2019 through the Capital Reserve End Date, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. As a result, the liquidation preference of the senior preferred stock increased from $84.1 billion on September 30, 2020 to $86.5 billion on December 31, 2020 based on the $2.4 billion increase in our Net Worth Amount during 3Q 2020 and will increase to $89.1 billion on March 31, 2021 based on the $2.5 billion increase in our Net Worth Amount during 4Q 2020. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited, and we will not be able to do so for the foreseeable future, if at all. In addition to increases based on quarterly increases in our Net Worth Amount, as discussed above, the liquidation preference will increase if we receive additional draws under the Purchase Agreement or if any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash.
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
Under the August 2012 amendment to the Purchase Agreement, for each quarter from January 1, 2013, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury's commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. Pursuant to the January 2021 Letter Agreement, the applicable Capital Reserve Amount from October 1, 2020 is the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. This increased Capital Reserve Amount will remain in effect until the last day of the second fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result, we will not be required to pay a dividend on the senior preferred stock to Treasury until we have built sufficient capital to meet the capital requirements and buffers set forth in the ERCF. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero.
Upon the Capital Reserve End Date, our quarterly senior preferred stock dividend requirement will be an amount equal to the lesser of (i) 10% per annum on the then-current liquidation preference of the senior preferred stock and (ii) a quarterly amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period after the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we shall have paid in cash full cumulative dividends, the dividend amount will be 12% per annum on the then-current liquidation preference of the senior preferred stock. The amounts payable for dividends on the senior preferred stock could be substantial and will have an adverse impact on our financial

FREDDIE MAC | 2020 Form 10-K	184

Financial Statements	Notes to the Consolidated Financial Statements | Note 2
position and net worth. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock.
In addition to the issuance of the senior preferred stock and warrant, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury. Under the Purchase Agreement, the fee was to be determined in an amount mutually agreed to by us and Treasury with reference to the market value of Treasury's funding commitment as then in effect. However, pursuant to the August 2012 amendment to the Purchase Agreement, as further amended by the January 2021 Letter Agreement, for each quarter commencing January 1, 2013, no periodic commitment fee under the Purchase Agreement will be set, accrue, or be payable. Pursuant to the January 2021 Letter Agreement, by the Capital Reserve End Date, we and Treasury, in consultation with the Chairman of the Federal Reserve, will mutually agree on a periodic commitment fee that we will pay for Treasury's remaining funding commitment with respect to the five-year period commencing on the first January 1 after the Capital Reserve End Date.
The Purchase Agreement includes significant restrictions on our ability to manage our business, including limits on the amount of indebtedness we can incur, the size of our mortgage-related investments portfolio, our secondary market activities, and our single-family and multifamily loan acquisitions.
The Purchase Agreement has an indefinite term and can terminate only in limited circumstances, which do not include the end of the conservatorship. The Purchase Agreement therefore could continue after the conservatorship ends. However, Treasury's consent is required for a termination of conservatorship other than in connection with receivership or under the limited circumstances specified in the Purchase Agreement as mandated by the January 2021 Letter Agreement involving maintenance of certain capital and resolution of currently pending material litigation related to our conservatorship and the Purchase Agreement. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028.
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
■    Sell or issue any Freddie Mac equity securities (other than the senior preferred stock, the warrant, and the common stock issuable upon exercise of the warrant; provided that issuance(s) of common stock with aggregate gross proceeds of up to $70.0 billion after Treasury's exercise in full of its warrant to acquire 79.9% of our common stock and resolution of currently pending material litigation relating to our conservatorship and the Purchase Agreement are permitted pursuant to the January 2021 Letter Agreement; and as required by the terms of any binding agreement in effect on the date of the Purchase Agreement);
■    Terminate the conservatorship (other than in connection with a receivership or under the limited circumstances specified in the Purchase Agreement as amended by the January 2021 Letter Agreement involving maintenance of certain capital and resolution of currently pending material litigation related to our conservatorship and the Purchase Agreement);
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
The Purchase Agreement also required us to reduce the UPB of our mortgage assets to a limit of $250 billion at December 31, 2018. Pursuant to the January 2021 Letter Agreement, the calculation of mortgage assets subject to the Purchase Agreement

FREDDIE MAC | 2020 Form 10-K	185

Financial Statements	Notes to the Consolidated Financial Statements | Note 2
cap also includes 10% of the notional value of interest-only securities, and at the end of 2022, the Purchase Agreement cap on our mortgage-related investments portfolio will be lowered from $250 billion to $225 billion.
Under the Purchase Agreement, we also may not, without the prior written consent of Treasury, incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement is currently $300 billion and will decrease to $270 billion on January 1, 2023 as a result of the decrease in the mortgage assets limit under the Purchase Agreement to $225 billion on December 31, 2022 pursuant to the January 2021 Letter Agreement. The mortgage asset and indebtedness limitations are determined without giving effect to the changes to the accounting guidance for transfers of financial assets and consolidation of VIEs, under which we consolidated certain VIEs in our financial statements as of January 1, 2010.
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
The Purchase Agreement, as amended by the January 2021 Letter Agreement, also established new covenants which placed additional restrictions on our secondary market activities and single-family and multifamily loan acquisitions:
■    Secondary Market Activities - We cannot vary the pricing or any other term of the acquisition of a single-family loan based on the size, charter type, or volume of business of the seller of the loan and are required to:
●    Purchase loans for cash consideration;
●    Operate this cash window with non-discriminatory pricing;
●    Beginning on January 1, 2022, limit the volume purchased through the cash window to $1.5 billion per lender during any period comprising four calendar quarters; and
●    Comply with directives, regulations, restrictions, or other requirements prescribed by FHFA related to equitable secondary market access by community lenders.
■    Multifamily New Business Activity - We are required to cap multifamily loan purchases at $80 billion in any 52-week period, subject to annual adjustment by FHFA based on changes in the Consumer Price Index. At least 50% of our multifamily loan purchases in any calendar year must be, at the time of acquisition, classified as mission-driven pursuant to FHFA guidelines.
■    Single-Family Loan Acquisitions - We are required to limit our acquisition of certain single-family mortgage loans.
●    A maximum of 6% of purchase money mortgages and 3% of refinance mortgages over the preceding 52-week period can have two or more of the following characteristics at origination: combined LTV ratio greater than 90%; DTI ratio greater than 45%; and FICO or equivalent credit score less than 680.
●    We are required to limit acquisitions of single-family mortgage loans secured by either second homes or investment properties to 7% of the single-family mortgage loan acquisitions over the preceding 52-week period.
●    Subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we are required to implement by July 1, 2021 a program reasonably designed to ensure that each single-family mortgage is:
–A qualified mortgage;
–Exempt from the CFPB’s ability-to-repay requirements;
–Secured by an investment property, subject to the restrictions above;
–A refinancing with streamlined underwriting for high LTV ratios;
–A loan with temporary underwriting flexibilities due to exigent circumstances, as determined in consultation with FHFA; or
–Secured by manufactured housing.
In addition, the Purchase Agreement requires us to comply with the ERCF as currently in effect, disregarding any subsequent amendment or other modification to that rule.
We continue to assess the effects of these new Purchase Agreement covenants on our business, and we are developing related business processes and controls, including with respect to monitoring and reporting.

FREDDIE MAC | 2020 Form 10-K	186

Financial Statements	Notes to the Consolidated Financial Statements | Note 2
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

FREDDIE MAC | 2020 Form 10-K	187

Financial Statements	Notes to the Consolidated Financial Statements | Note 2
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

In February 2019, FHFA directed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times. We began including 10% of the notional value of certain interest-only securities owned by Freddie Mac in the calculation of this portfolio during 1Q 2020 as instructed by FHFA in November 2019.
Pursuant to the January 2021 Letter Agreement, the Purchase Agreement cap on our mortgage-related investments portfolio will be lowered from $250 billion to $225 billion at the end of 2022, and the calculation of mortgage assets subject to the cap will include 10% of the notional value of interest-only securities. The UPB of this portfolio was $188.8 billion at December 31, 2020, including $6.6 billion representing 10% of the notional amount of the interest-only securities we held as of December 31, 2020. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations imposed by the Purchase Agreement and FHFA.
With respect to the composition of our mortgage-related investments portfolio, in August 2020, FHFA instructed us to: (1) reduce the amount of agency MBS we hold to no more than $50 billion by June 30, 2021 and no more than $20 billion by June 30, 2022, with all dollar caps to be based on UPB; and (2) reduce the UPB of our existing portfolio of collateralized mortgage obligations (CMOs), which are also sometimes referred to as REMICs, to zero by June 30, 2021. We will have a holding period limit to sell any new CMO tranches created but not sold at issuance. CMOs do not include tranches initially retained from reperforming loans senior subordinate securitization structures.
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
At September 30, 2020, our assets exceeded our liabilities under GAAP; therefore, FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended December 31, 2020. Since conservatorship began through December 31, 2020, we have paid cash dividends of $119.7 billion to Treasury at the direction of the Conservator.
At December 31, 2020, our assets exceeded our liabilities under GAAP. As a result, FHFA will not submit a draw request from Treasury on our behalf. Based on our Net Worth Amount at December 31, 2020 and the applicable Capital Reserve Amount, we will not have a dividend requirement to Treasury in March 2021.
Additionally, in recent years, the Federal Reserve purchased significant amounts of mortgage-related securities issued by us, Fannie Mae and Ginnie Mae.
See Note 9 and Note 13 for more information on the conservatorship and the Purchase Agreement.
Related Parties as a Result of Conservatorship

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. During the years ended December 31, 2020, 2019, and 2018, no transactions outside of normal business activities have occurred between us and the U.S. government (or any of its related parties), except for the following:
■    The transactions with Treasury discussed above in Purchase Agreement and Warrant and Government Support for Our Business;
■    The transactions entered into whereby we and Fannie Mae, in conjunction with Treasury, provided assistance to state and local HFAs. Treasury will reimburse Freddie Mac for initial guarantee losses on these transactions;
■    The transactions discussed in Note 4, Note 9, and Note 13; and
■    The allocation or transfer of 4.2 basis points of each dollar of new business purchases to certain housing funds as required under the GSE Act.
In addition, we are deemed a related party with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business in conservatorship.

FREDDIE MAC | 2020 Form 10-K	188

Financial Statements	Notes to the Consolidated Financial Statements | Note 2
In October 2013, FHFA announced the formation of CSS. CSS is a limited liability company equally-owned by Freddie Mac and Fannie Mae, and CSS is also deemed a related party. In connection with the formation of CSS, we entered into a limited liability company (LLC) agreement with Fannie Mae. Additionally, we and Fannie Mae each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS, including an updated customer services agreement with Fannie Mae and CSS in May 2019. In June 2019, we entered into an agreement with Fannie Mae regarding the commingling of certain of our mortgage securities and related indemnification obligations. During the year ended December 31, 2020, we contributed $88 million of capital to CSS, and we have contributed $658 million since the fourth quarter of 2014. The carrying value of our investment in CSS was $16 million and $35 million as of December 31, 2020 and December 31, 2019, respectively, and was included in other assets on our consolidated balance sheets.
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
Under the revised CSS LLC agreement, the CSS Board will continue to include two Freddie Mac and two Fannie Mae representatives, and it will also include two additional members: the Chief Executive Officer of CSS and an independent, non-Executive Chair. During conservatorship, the CSS Board Chair shall be designated by FHFA, and all CSS Board decisions will require the affirmative vote of the Board Chair. During conservatorship, FHFA also may appoint up to three additional independent members to the CSS Board, who along with the Board Chair and the Chief Executive Officer of CSS may continue to serve on the CSS Board after conservatorship. FHFA appointed a CSS Board member to serve as Chair in January 2020, and FHFA subsequently appointed three additional CSS Board members, one in June 2020 and two in January 2021. As a result, the CSS Board members we and Fannie Mae appoint could be outvoted by non-GSE designated Board members on any matter during conservatorship and on a number of significant matters, including approval of the annual budget and strategic plan for CSS, if either we or Fannie Mae exits from conservatorship. Certain material post-conservatorship decisions, however, would require approval of at least one Board member designated by us and one designated by Fannie Mae, including those decisions involving a material change in CSS’s functionality, such as the addition of a new business line or reduction in CSS’s support of the UMBS, capital contributions beyond those necessary to support CSS’s ordinary business operations, appointment or removal of the Chief Executive Officer of CSS, and admission of new members.

FREDDIE MAC | 2020 Form 10-K	189

Financial Statements	Notes to the Consolidated Financial Statements | Note 3
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
We consolidate VIEs when we have a controlling financial interest in the VIE and are therefore considered the primary beneficiary of the VIE. We are the primary beneficiary of a VIE when we have both the power to direct the activities of the VIE that most significantly impact its economic performance and exposure to losses or benefits of the VIE that could potentially be significant to the VIE. We evaluate whether we are the primary beneficiary of VIEs in which we have interests at both inception and on an ongoing basis, and the primary beneficiary determination may change over time as our interest in the VIE changes.
We do not believe the maximum exposure to loss from our involvement with VIEs for which we are not the primary beneficiary discussed below is representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements. See Note 8 for additional information on credit enhancements. Certain of our interest-rate risk-related guarantees to VIEs for which we are not the primary beneficiary may create exposure to loss that is unlimited. We account for these interest-rate risk-related guarantees at fair value as discussed further in Note 5 and generally reduce our exposure to these guarantees with unlimited interest rate exposure through separate derivative contracts with third parties. See Note 10 for additional information on derivatives.
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
Loans held by these trusts are recognized on our consolidated balance sheets as mortgage loans held-for-investment. The corresponding securities held by third parties are recognized on our consolidated balance sheets as debt. We extinguish the outstanding debt securities of the related consolidated trust and recognize gains or losses on debt extinguishment for the difference between the consideration paid and the debt carrying value when we purchase these securities as investments in our mortgage-related investments portfolio. Sales of these securities that were previously held as investments in our mortgage-related investments portfolio are accounted for as debt issuances.
We no longer issue securities with a 45-day payment delay. As a result, we are offering an optional exchange program for security holders to exchange certain existing fixed-rate Gold PCs and Giant PCs for corresponding UMBS and other applicable 55-day payment delay Freddie Mac securities. We make a one-time payment to exchanging security holders for the value of the 10 additional days of payment delay based on float compensation rates we calculate. When existing PCs are exchanged for UMBS or 55-day MBS under our exchange program, we account for the exchange as a debt modification, as the terms of the securities are not substantially different and the exchange does not result in a change in the creditor. The float compensation we pay in conjunction with the exchange is deferred as a basis adjustment to the debt and amortized into interest expense over the remaining life of the debt. See Note 4 and Note 9 for additional information on loans and debt securities of consolidated trusts.
At December 31, 2020 and December 31, 2019, we were the primary beneficiary of, and therefore consolidated, Level 1 securitization trusts with assets totaling $2.3 trillion and $1.9 trillion, respectively. During 2020 and 2019, we issued

FREDDIE MAC | 2020 Form 10-K	190

Financial Statements	Notes to the Consolidated Financial Statements | Note 3
approximately $1.1 trillion and $0.4 trillion, respectively, of guaranteed Level 1 Securitization Products. Our exposure for guarantees to consolidated securitization trusts is generally equal to the UPB of the loans recorded on our consolidated balance sheets.
Resecuritization Products
We create resecuritization products primarily by using Level 1 Securitization Products or our previously issued resecuritization products (or similar TBA-eligible products issued and guaranteed by Fannie Mae) as the underlying collateral. In a typical resecuritization transaction, previously issued Level 1 Securitization Products or resecuritization products are transferred to a resecuritization trust that issues beneficial interests in the underlying collateral. We establish parameters that define eligibility standards for assets that may be used as collateral for each of our resecuritization programs. Resecuritization products can then be created based on the parameters that we have established. Similar to our Level 1 Securitization Products, we guarantee the full payment of principal and interest to the investors in our resecuritization products. When we issue resecuritization products that do not use Fannie Mae securities as collateral, we do not assume any incremental credit risk as we have already guaranteed the underlying assets. When we issue commingled resecuritization products, our guarantee of the Fannie Mae securities used as collateral creates incremental exposure to loss, but we view the likelihood of being required to perform on our guarantee as remote due to Fannie Mae's status as a GSE and the funding commitment available to it through its senior preferred stock purchase agreement with Treasury.
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
When we purchase a multiclass resecuritization product as an investment in our mortgage-related investments portfolio, we generally record the security as an investment in debt securities rather than extinguishment of debt since we are generally investing in the debt securities of a nonconsolidated entity. We do not consolidate multiclass resecuritization

FREDDIE MAC | 2020 Form 10-K	191

Financial Statements	Notes to the Consolidated Financial Statements | Note 3
trusts in which we hold variable interests, as we are not deemed to be the primary beneficiary of the trusts, unless we have the unilateral ability to liquidate the trust. Similarly, sales of multiclass resecuritization products previously held as investments in our mortgage-related investments portfolio are accounted for as sales of investments in debt securities. See Note 6 for additional information on accounting for investments in debt securities.
With the exception of commingled securities, our investments in and guarantees of securities issued by resecuritization trusts for which we are not the primary beneficiary typically do not create any incremental exposure to loss because we already guarantee and consolidate the underlying collateral. The fair value of these investments in our resecuritization trusts for which we are not the primary beneficiary was $28.5 billion and $37.9 billion as of December 31, 2020 and December 31, 2019, respectively. While our guarantee of Fannie Mae securities underlying commingled resecuritization products creates incremental exposure to loss, we view the likelihood of being required to perform on our guarantee as remote due to Fannie Mae’s status as a GSE and the funding commitment available to it through its senior preferred stock purchase agreement with Treasury. The UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts for which we are not the primary beneficiary totaled $85.3 billion and $26.8 billion as of December 31, 2020 and December 31, 2019, respectively. See Note 5 for additional information on our guarantee of Fannie Mae securities.
Senior Subordinate Securitization Structures
We are the primary beneficiary of and, therefore, consolidate our single-family senior subordinate securitization structures backed by recently originated loans because we have both the ability to direct the loss mitigation activities of the underlying loans and the obligation to absorb credit losses through our guarantee of the issued senior securities. As a result, we consolidated the trusts used in these senior subordinate securitization structures with underlying assets totaling $8.9 billion and $19.9 billion, at December 31, 2020 and December 31, 2019, respectively. We no longer issue these products on a regular basis.
We do not consolidate our single-family senior subordinate securitization structures backed by seasoned loans because we do not have the ability to direct the loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE. For those securitizations that we do not consolidate where we sell loans to the VIE, we derecognize the transferred loans and account for our guarantee to the nonconsolidated VIE. We account for our investments in the beneficial interests issued by the nonconsolidated VIE, if any, as investments in debt securities. During 2020 and 2019, we issued approximately $7.0 billion and $11.2 billion, respectively, of guaranteed securities in these senior subordinate securitization structures for which a guarantee asset and guarantee obligation were generally recognized. The maximum exposure to loss for our single-family senior subordinate securitization structures for which we are not the primary beneficiary totaled $28.1 billion and $24.3 billion at December 31, 2020 and December 31, 2019, respectively, and represents the guaranteed UPB of the assets held by these unconsolidated VIEs. The total assets of these unconsolidated VIEs totaled $33.7 billion and $28.8 billion at December 31, 2020 and December 31, 2019, respectively.
Other Securitization Products
We are the primary beneficiary of and, therefore, consolidate the trusts used to issue our single-family other securitization products when we have the ability to direct the activities that most significantly affect the economic performance of the trusts and we have the obligation to absorb credit losses through our guarantee of some or all of the issued securities. As a result, we consolidated trusts used to issue these products with underlying assets totaling $2.3 billion and $2.8 billion at December 31, 2020 and December 31, 2019, respectively. We do not consolidate the trusts used to issue our single-family other securitization products that do not meet these conditions. The maximum exposure to loss for these single-family securitizations for which we are not the primary beneficiary totaled $1.7 billion and $2.5 billion at December 31, 2020 and December 31, 2019, respectively. The total assets of these unconsolidated VIEs totaled $1.8 billion and $2.6 billion at December 31, 2020 and December 31, 2019, respectively. We have not entered into single-family other securitization products in several years.
Multifamily
K Certificates
In a K Certificate transaction, we sell multifamily loans to a non-Freddie Mac securitization trust that issues senior, mezzanine, and subordinate securities, and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. In these transactions, we guarantee the senior securities issued by the Freddie Mac securitization trust and do not issue or guarantee the mezzanine or subordinate securities issued by the non-Freddie Mac securitization trust. We receive a guarantee fee in exchange for our guarantee. We serve as guarantor of our K Certificate trusts and, from time to time, as master servicer. However, in contrast to single-family transactions, the rights to direct loss mitigation activities of the underlying loans and to purchase delinquent loans from the securitization trust are generally held by the investor in the most subordinate remaining securities issued by the non-Freddie Mac trust, and therefore we do not have any power to direct those activities unless we are the investor in the most subordinate remaining securities. We do not typically invest in the subordinate securities issued in K Certificate transactions.
The economic performance of our K Certificate trusts is most significantly affected by the performance of the underlying loans. Because our rights in a K Certificate transaction do not provide us with the power to direct the activities that most significantly affect the performance of the underlying loans if we do not hold the most subordinate remaining securities, we are not the

FREDDIE MAC | 2020 Form 10-K	192

Financial Statements	Notes to the Consolidated Financial Statements | Note 3
primary beneficiary of our K Certificate trusts and, therefore, do not consolidate those trusts.
When we sell loans in a K Certificate transaction, we derecognize the transferred loans and account for our guarantee to the nonconsolidated K Certificate trust. We account for our investments in the beneficial interests issued by the trusts used in our K Certificate transactions as investments in debt securities.
During 2020 and 2019, we issued approximately $55.6 billion and $53.6 billion, respectively, of K Certificates for which a guarantee asset and guarantee obligation were generally recognized. The maximum exposure to loss for our K Certificate securitizations for which we are not the primary beneficiary totaled $253.0 billion and $220.7 billion at December 31, 2020 and December 31, 2019, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $291.3 billion and $256.9 billion at December 31, 2020 and December 31, 2019, respectively.
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
In a typical SB Certificate transaction, we sell loans to a SB Certificate trust, derecognize the transferred loans and account for our guarantee to the nonconsolidated SB Certificate trust. We account for our investments in the beneficial interests issued by nonconsolidated SB Certificate trusts as investments in debt securities.
During 2020 and 2019, we issued approximately $4.4 billion and $6.2 billion, respectively, of SB Certificates for which a guarantee asset and guarantee obligation were recognized. The maximum exposure to loss for our SB Certificate securitizations for which we are not the primary beneficiary totaled $21.5 billion and $19.4 billion at December 31, 2020 and December 31, 2019, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $23.9 billion and $21.6 billion at December 31, 2020 and December 31, 2019, respectively.

Other Securitization Products
We are the primary beneficiary of and, therefore, consolidate the trusts used to issue certain of our other securitization products because we have the ability to direct the activities that most significantly affect the economic performance of the trusts and we have the obligation to absorb credit losses through our guarantee of some or all of the issued securities. As a result, we consolidated trusts used in these other securitization products with underlying assets totaling $14.3 billion and $8.7 billion at December 31, 2020 and December 31, 2019, respectively. During 2020 and 2019, we issued approximately $6.0 billion and $4.0 billion, respectively, of other securitization products that we consolidated.
We do not consolidate the trusts used to issue our other securitization products when we do not meet the above conditions. For those products, we account for our guarantee to the nonconsolidated VIE. We issued approximately $3.1 billion of these securities, during both 2020 and 2019, for which a guarantee asset and guarantee obligation were generally recognized.
The maximum exposure to loss for our other securitization products for which we are not the primary beneficiary totaled $14.9 billion and $14.0 billion at December 31, 2020 and December 31, 2019, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $16.9 billion and $16.0 billion at December 31, 2020 and December 31, 2019, respectively.
CRT Activities

STACR Trust Notes
In a STACR Trust note transaction, a trust issues credit-linked notes whose repayments are based on the credit performance of a reference pool of mortgage loans. The trust makes periodic payments of principal and interest on the notes to investors. We make payments to the trust to support payment of the interest due on the notes, and we receive payments from the trust that otherwise would have been made to the noteholders to the extent there are credit events on the mortgages in the reference pool. The note balances are reduced by the amount of the payments to us. STACR Trust was designed to create and pass along to its interest holders the variability related to the credit risk of the mortgages in the reference pool. Because our credit risk transfer arrangement is a creator rather than an absorber of that variability, we do not have a variable interest in the risk that the STACR Trust was designed to create and pass along to its interest holders and do not consolidate the trusts used in the STACR Trust note transactions. The maximum exposure to loss for our STACR Trust Notes for which we are not the primary beneficiary represents our recorded expected recovery receivable totaled $420 million and $21 million at December 31, 2020 and December 31, 2019, respectively. The total assets of these nonconsolidated VIEs totaled $17.3 billion and $9.7 billion at December 31, 2020 and December 31, 2019, respectively. See Note 8 for additional information on the amount of available coverage.

FREDDIE MAC | 2020 Form 10-K	193

Financial Statements	Notes to the Consolidated Financial Statements | Note 3
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
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.
Table 3.1 - Consolidated VIEs

(In millions)	December 31, 2020	December 31, 2019
Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents (includes $17,289 and $869 of restricted cash and cash equivalents)	$17,290	$870
Securities purchased under agreements to resell	38,487	23,137
Investment securities, at fair value	591	597
Mortgage loans held-for-investment	2,273,347	1,940,523
Accrued interest receivable, net	7,134	6,170
Other assets	20,480	9,824
Total assets of consolidated VIEs	$2,357,329	$1,981,121
Liabilities:
Accrued interest payable	$5,610	$5,536
Debt	2,308,176	1,898,355
Other liabilities	—	1
Total liabilities of consolidated VIEs	$2,313,786	$1,903,892
Nonconsolidated VIEs

The following table presents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to VIEs for which we are not the primary beneficiary and with which we were involved in the design and creation and have a significant continuing involvement. Our involvement with such VIEs primarily consists of investments in debt securities issued by resecuritization trusts and guarantees of senior securities issued by certain Multifamily securitization trusts.

FREDDIE MAC | 2020 Form 10-K	194

Financial Statements	Notes to the Consolidated Financial Statements | Note 3
Table 3.2 - Nonconsolidated VIEs

(In millions)	December 31, 2020	December 31, 2019
Assets and Liabilities Recorded on our Consolidated Balance Sheets(1)
Assets:
Investment securities, at fair value	$28,459	$37,918
Accrued interest receivable, net	239	212
Derivative assets, net	61	14
Other assets	5,553	3,951
Liabilities:
Derivative liabilities, net	47	108
Other liabilities	4,515	3,761
(1)Includes our variable interests in REMICs and Strips, K Certificates, SB Certificates, certain senior subordinate securitization structures, and other securitization products that we do not consolidate.
We also obtain interests in various other entities created by third parties through the normal course of business that may be VIEs, such as through our investments in certain non-Freddie Mac mortgage-related securities, purchases of multifamily loans, guarantees of multifamily housing revenue bonds, as a derivative counterparty or through other activities. To the extent that we were not involved in the design or creation of these VIEs, they are excluded from the table above. Our interests in these VIEs are generally passive in nature and are not expected to result in us obtaining a controlling financial interest in these VIEs in the future. As a result, we do not consolidate these VIEs and we account for our interests in these VIEs in the same manner that we account for our interests in other third-party transactions. See Note 6 for additional information regarding our investments in non-Freddie Mac mortgage-related securities. See Note 4 for more information regarding multifamily loans.

FREDDIE MAC | 2020 Form 10-K	195

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
NOTE 4
Mortgage Loans
On January 1, 2020, we adopted CECL, which changed certain of our significant accounting policies for mortgage loans held- for-investment, as discussed further in the sections below.
The table below provides details of the loans on our consolidated balance sheets as of December 31, 2020 and December 31, 2019.
Table 4.1 - Mortgage Loans

	December 31, 2020			December 31, 2019
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Held-for-sale UPB	$10,702	$23,789	$34,491	$18,543	$18,954	$37,497
Cost basis and fair value adjustments, net	(1,637)	798	(839)	(2,800)	591	(2,209)
Total held-for-sale loans, net	9,065	24,587	33,652	15,743	19,545	35,288
Held-for-investment UPB	2,271,576	21,923	2,293,499	1,938,282	17,473	1,955,755
Cost basis adjustments	62,415	54	62,469	33,375	16	33,391
Allowance for credit losses	(5,628)	(104)	(5,732)	(4,222)	(12)	(4,234)
Total held-for-investment loans, net	2,328,363	21,873	2,350,236	1,967,435	17,477	1,984,912
Total mortgage loans, net	$2,337,428	$46,460	$2,383,888	$1,983,178	$37,022	$2,020,200
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
Held-for-investment loans for which we have not elected the fair value option are reported on our consolidated balance sheets at their amortized cost basis, net of the allowance for credit losses. The amortized cost basis is based on a loan's outstanding UPB, net of deferred fees and other cost basis adjustments (including unamortized premiums and discounts, fees we receive or pay when we acquire loans, commitment-related derivative basis adjustments, and other pricing adjustments), excluding accrued interest receivable. Accrued interest receivable for both held-for-investment and held-for-sale loans is separately presented on our consolidated balance sheets and excluded for the purposes of disclosure of the amortized cost basis of mortgage loans held-for-investment.
Held-for-sale loans for which we have not elected the fair value option are reported at lower-of-cost-or-fair-value determined on an individual loan basis on our consolidated balance sheets. Any excess of a held-for-sale loan's cost over its fair value is recognized as a valuation allowance in investment gains (losses), net on our consolidated statements of comprehensive income, with subsequent changes in this valuation allowance also being recorded in investment gains (losses), net. Premiums, discounts, and other cost basis adjustments (including lower-of-cost-or-fair-value adjustments) are deferred and not amortized.
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
Cash flows related to loans originally classified as held-for-investment are classified as either investing activities (e.g., principal repayments) or operating activities (e.g., interest payments received from borrowers included within net income (loss)) on our consolidated statements of cash flows. Cash flows related to loans originally classified as held-for-sale are classified as operating activities on our consolidated statements of cash flows.

FREDDIE MAC | 2020 Form 10-K	196

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
The table below provides details of the UPB of loans we purchased, reclassified from held-for-investment to held-for-sale, and sold during the periods presented.
Table 4.2 - Loans Purchased, Reclassified from Held-for-Investment to Held-for-Sale, and Sold

	Year Ended December 31,
(In billions)	2020	2019	2018
Single-family:
Purchases
Held-for-investment loans	$1,085.9	$451.2	$307.7
Reclassified from held-for-investment to held-for-sale(1)	4.6	13.6	21.7
Sale of held-for-sale loans(2)	9.0	13.1	10.2
Multifamily:
Purchases
Held-for-investment loans	9.6	9.5	5.0
Held-for-sale loans	69.7	65.3	70.3
Reclassified from held-for-investment to held-for-sale(1)	2.7	1.9	1.8
Sale of held-for-sale loans(3)	66.7	71.3	68.1
(1)We reclassify loans from held-for-investment to held-for-sale when we no longer have both the intent and ability to hold for the foreseeable future. For additional information regarding the fair value of our loans classified as held-for-sale, see Note 19.
(2)Our sales of single-family loans reflect the sale of seasoned single-family mortgage loans.
(3)Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates and SB Certificates. See Note 3 for more information on our K Certificates and SB Certificates.
Reclassifications

We reclassify loans from held-for-investment to held-for-sale when we no longer have both the intent and ability to hold the loan for the foreseeable future. Upon reclassification from held-for-investment to held-for-sale, we perform a collectability assessment. When we determine that a loan to be reclassified has experienced more-than-insignificant deterioration in credit quality since origination, the excess of the loan’s amortized cost basis over its fair value is written off against the allowance for credit losses prior to the reclassification.
We reclassify loans from held-for-sale to held-for-investment when we have both the intent and ability to hold the loan for the foreseeable future. Upon a loan reclassification from held-for-sale to held-for-investment, we reverse the loan’s held-for-sale valuation allowance, if any, and establish an allowance for credit losses as needed.
Prior to adoption of CECL, when we reclassified a loan from held-for-investment to held-for-sale, we wrote off the entire difference between the loan's amortized cost basis and its fair value if the loan had a history of credit-related issues. If the write-off amount exceeded the existing allowance for credit losses amount, an additional provision for credit losses was recorded. Any declines in loan fair value after the date of reclassification were recognized as a valuation allowance, with an offset recorded to investment gains (losses), net.
The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the period presented.
Table 4.3 - Loan Reclassifications

	2020
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-family reclassifications from:
Held-for-investment to held-for-sale(1)	$4,628	$300	$—
Held-for-sale to held-for-Investment(2)	1,721	147	34
Multifamily reclassifications from:
Held-for-investment to held-for-sale	2,703	9	(6)
Held-for-sale to held-for-Investment	775	(1)	4
(1)Prior to reclassification from held-for-investment to held-for-sale, we charged off $264 million against the allowance for credit losses during 2020.
(2)Allowance for credit losses reversed upon reclassifications from held-for-sale to held-for-investment for loans that were previously charged off and the present values of expected future cash flows were in excess of the amortized cost basis upon reclassification.

FREDDIE MAC | 2020 Form 10-K	197

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
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
For loans in active forbearance plans that were current prior to receiving forbearance, we continue to accrue interest income while the loan is in forbearance and is three or more monthly payments past due when we believe the available evidence indicates that collectability of principal and interest is reasonably assured based on management judgment, taking into consideration additional factors, the most important of which is current LTV ratio. When we accrue interest on loans that are three or more monthly payments past due, we measure an allowance for expected credit losses on unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect. See Note 7 for additional information on the allowance for credit losses on accrued interest receivable and Note 14 for additional information on interest income on mortgage loans.
The table below presents the amortized cost basis of non-accrual loans as of January 1, 2020 and December 31, 2020, including the interest income recognized during 2020 that is related to the loans on non-accrual status as of December 31, 2020.
Table 4.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-accrual

	Non-accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	January 1, 2020	December 31, 2020	Year Ended December 31, 2020
Single-family:
20- and 30-year or more, amortizing fixed-rate	$5,598	$12,151	$235
15-year amortizing fixed-rate	242	696	10
Adjustable-rate	91	193	3
Alt-A, interest-only, and option ARM	439	637	10
Total single-family	6,370	13,677	258
Total multifamily	13	—	—
Total single-family and multifamily	$6,383	$13,677	$258
(1)Represents the amount of payments received during 2020, including those received while the loans were on accrual status, for the held-for-investment loans on non-accrual status as of December 31, 2020.
The table below provides the amount of accrued interest receivable, net presented on our consolidated balance sheets and the amount of accrued interest receivable related to loans on non-accrual status as of December 31, 2020 that was written off through reversal of interest income on our consolidated statements of comprehensive income (loss) by portfolio.
Table 4.5 - Accrued Interest Receivable, Net and Related Charge-offs Through Reversal of Interest Income

	December 31, 2020	Year Ended December 31, 2020
(In millions)	Accrued Interest Receivable, Net	Accrued Interest Receivable Related Charge-offs
Single-family loans	$7,292	($333)
Multifamily loans	139	—

FREDDIE MAC | 2020 Form 10-K	198

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
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
A second-lien loan also reduces the borrower's equity in the home, and has a similar negative effect on the borrower's ability to refinance or sell the property for an amount at or above the combined balances of the first and second loans. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 18.
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

FREDDIE MAC | 2020 Form 10-K	199

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
Table 4.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	December 31, 2020
	Year of Origination						Total
(In millions)	2020	2019	2018	2017	2016	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$203,333	$52,820	$33,139	$64,834	$115,978	$431,406	$901,510
> 60 to 80	437,107	141,094	64,236	59,110	40,614	44,636	786,797
> 80 to 100	206,457	53,926	8,822	2,117	654	3,983	275,959
> 100(1)	202	7	25	64	61	948	1,307
Total 20- and 30-year or more, amortizing fixed-rate	847,099	247,847	106,222	126,125	157,307	480,973	1,965,573
15-year amortizing fixed-rate
≤ 60	78,269	17,753	9,914	19,650	29,916	83,842	239,344
> 60 to 80	67,904	12,169	2,195	961	215	135	83,579
> 80 to 100	8,553	400	17	12	9	17	9,008
> 100(1)	21	—	3	5	3	7	39
Total 15-year amortizing fixed-rate	154,747	30,322	12,129	20,628	30,143	84,001	331,970
Adjustable-rate
≤ 60	1,427	850	731	2,429	2,042	12,993	20,472
> 60 to 80	1,403	877	537	1,061	329	528	4,735
> 80 to 100	232	125	34	29	2	8	430
> 100(1)	—	—	—	—	—	1	1
Total Adjustable-rate	3,062	1,852	1,302	3,519	2,373	13,530	25,638
Alt-A, Interest-only, and option ARM
≤ 60	—	—	—	—	—	8,620	8,620
> 60 to 80	—	—	—	—	—	1,818	1,818
> 80 to 100	—	—	—	—	—	314	314
> 100(1)	—	—	—	—	—	58	58
Total Alt-A, Interest-only, and option ARM	—	—	—	—	—	10,810	10,810
Total single-family loans	$1,004,908	$280,021	$119,653	$150,272	$189,823	$589,314	$2,333,991

Total for all loan product types by Current LTV ratio:
≤ 60	$283,029	$71,423	$43,784	$86,913	$147,936	$536,861	$1,169,946
> 60 to 80	506,414	154,140	66,968	61,132	41,158	47,117	876,929
> 80 to 100	215,242	54,451	8,873	2,158	665	4,322	285,711
> 100(1)	223	7	28	69	64	1,014	1,405
Total single-family loans	$1,004,908	$280,021	$119,653	$150,272	$189,823	$589,314	$2,333,991
Referenced footnotes are included after the next table.

	December 31, 2019
	Current LTV Ratio			Total
(In millions)	≤ 80	> 80 to 100	> 100(1)
20- and 30-year or more, amortizing fixed-rate	$1,405,562	$267,752	$3,954	$1,677,268
15-year amortizing fixed-rate	236,837	6,797	89	243,723
Adjustable-rate	35,478	1,425	6	36,909
Alt-A, interest-only, and option ARM	12,668	901	188	13,757
Total single-family loans	$1,690,545	$276,875	$4,237	$1,971,657
(1)The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 11.17% and 4.51% as of December 31, 2020 and December 31, 2019, respectively.

FREDDIE MAC | 2020 Form 10-K	200

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.
Table 4.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator by Vintage

	December 31, 2020								December 31, 2019
	Year of Origination							Total	Total
(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans
Category:
Pass	$7,486	$6,491	$1,075	$722	$590	$2,715	$2,024	$21,103	$17,227
Special mention	—	524	115	—	8	108	—	755	141
Substandard	—	—	6	41	—	72	—	119	121
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,486	$7,015	$1,196	$763	$598	$2,895	$2,024	$21,977	$17,489
Past Due Status

The tables below present the amortized cost basis of our single-family and multifamily loans, held-for-investment, by payment status. Pursuant to FHFA guidance and the CARES Act, we offer mortgage relief options for borrowers affected by the COVID-19 pandemic. Among other things, we are offering forbearance to single-family and multifamily borrowers experiencing a financial hardship, either directly or indirectly, related to COVID-19. We report single-family loans in forbearance as past due during the forbearance period to the extent that payments are past due based on the loan's original contractual terms, irrespective of the forbearance plan, based on the information reported to us by our servicers. We report multifamily loans in forbearance as current as long as the borrower is in compliance with the forbearance agreement, including the agreed upon repayment plan. As a result, all multifamily loans in forbearance are reported as current in the tables below, even if payments are past due based on the loan's original contractual terms.

FREDDIE MAC | 2020 Form 10-K	201

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
Table 4.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status

	December 31, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing	Non-accrual With No Allowance(2)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,891,981	$15,798	$5,941	$51,853	$1,965,573	$40,162	$648
15-year amortizing fixed-rate	326,651	1,439	429	3,451	331,970	2,723	11
Adjustable-rate	24,483	192	79	884	25,638	690	5
Alt-A, interest-only, and option ARM	9,227	292	130	1,161	10,810	538	115
Total single-family	2,252,342	17,721	6,579	57,349	2,333,991	44,113	779
Total multifamily(3)	21,977	—	—	—	21,977	—	—
Total single-family and multifamily	$2,274,319	$17,721	$6,579	$57,349	$2,355,968	$44,113	$779

	December 31, 2019
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,653,113	$15,481	$3,326	$5,348	$1,677,268	$5,822
15-year amortizing fixed-rate	242,177	1,131	175	240	243,723	252
Adjustable-rate	36,537	238	45	89	36,909	104
Alt-A, interest-only, and option ARM	12,690	489	161	417	13,757	205
Total single-family	1,944,517	17,339	3,707	6,094	1,971,657	6,383
Total multifamily	17,489	—	—	—	17,489	13
Total single-family and multifamily	$1,962,006	$17,339	$3,707	$6,094	$1,989,146	$6,396
(1)Includes $1.0 billion and $1.8 billion of loans that were in the process of foreclosure as of December 31, 2020 and December 31, 2019, respectively.
(2)Loans with no allowance primarily represent those loans that were previously charged off and the collateral value is sufficiently in excess of the amortized cost to result in recovery of the entire amortized cost basis if the property were foreclosed upon or otherwise subject to disposition.
(3)As of December 31, 2020, includes $0.7 billion of multifamily loans in forbearance that are reported as current.
FHFA requires us to purchase single-family loans from the trust if they are delinquent for 120 days, and we have the option to purchase sooner under certain circumstances (e.g., imminent default and seller breaches of representations and warranties). We generally have been purchasing loans from the trust when the loans have been delinquent for 120 days or more. In April 2020, we announced that FHFA has instructed us to maintain loans in payment forbearance plans (including COVID-19 payment forbearance plans) in mortgage-related security pools for at least the duration of the forbearance plan. Once the forbearance period expires, the loan will remain in the related securities pool while:
■    An offer to reinstate the loan or enter into either a payment deferral solution, repayment plan or trial period plan pursuant to a loan modification remains outstanding;
■    The loan is in an active repayment plan or trial period plan; or
■    A payment deferral solution is in effect.
Beginning on January 1, 2021, at the instruction of FHFA and in alignment with Fannie Mae, we extended the trigger to purchase delinquent single-family loans out of securitization trusts to 24 months of delinquency, except for loans that are paid off, permanently modified, repurchased by sellers or servicers, subject to foreclosure alternatives, or referred to foreclosure.
When we purchase loans from the trust, we record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts and we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to mortgage loans held-for-investment by Freddie Mac. We purchased $5.6 billion in UPB of loans from consolidated trusts (or purchased delinquent loans associated with other mortgage-related guarantees) during both the years ended December 31, 2020 and December 31, 2019, respectively.

FREDDIE MAC | 2020 Form 10-K	202

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
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
Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to COVID-19. Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend:
■    The requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR and
■    Any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.
The relief provided by Section 4013 of the CARES Act is extended by the Consolidated Appropriations Act, 2021. As a result, Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of January 1, 2022 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. We have elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act.

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
We recognize an allowance for credit losses on TDRs as discussed in Note 7. We recognize interest income at the modified interest rate, subject to our non-accrual policy as discussed in the Interest Income section above, with all other changes in the present value of expected future cash flows being recognized as a component of benefit (provision) for credit losses on our consolidated statements of comprehensive income (loss). We report single-family loans with modifications that were classified as TDRs based on the original product categories of the loans before modifications. The tables below include loans that were reclassified from held-for-investment to held-for-sale after TDR modifications.

FREDDIE MAC | 2020 Form 10-K	203

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
The table below provides details of our single-family loan modifications that were classified as TDRs during the periods presented.
Table 4.9 - Single-Family TDR Modification Metrics

	2020	2019	2018
Percentage of TDRs with:
Interest rate reductions and related term extensions	15%	9%	12%
Principal forbearance and related interest rate reductions and term extensions	22	23	24
Average coupon interest rate reduction	0.3%	0.1%	0.2%
Average months of term extension	179	180	132
Substantially all of our completed single-family loan modifications classified as a TDR during 2020 resulted in a modified loan with a fixed interest rate.
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.
Table 4.10 - TDR Activity

	Year Ended December 31,
	2020		2019		2018
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-family:(1)(2)
20- and 30-year or more, amortizing fixed-rate	22,471	$4,169	25,924	$4,331	43,742	$7,084
15-year amortizing fixed-rate	2,584	283	3,018	296	5,944	584
Adjustable-rate	334	59	529	86	902	140
Alt-A, interest-only, and option ARM	1,300	204	1,523	219	2,602	432
Total single-family	26,689	4,715	30,994	4,932	53,190	8,240
Multifamily	—	$—	—	$—	1	$15
(1)The pre-TDR amortized cost basis for single-family loans initially classified as TDR during the years ended December 31, 2020, December 31, 2019, and December 31, 2018 was $4.7 billion, $4.9 billion, and $8.3 billion, respectively.
(2)Includes certain bankruptcy events and forbearance plans, repayment plans, payment deferrals, and modification activities that do not qualify the temporary relief related to TDR provided by the CARES Act based on servicer reporting at the time of TDR event.
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default.
Table 4.11 - Payment Defaults of Completed TDR Modifications

	Year Ended December 31,
	2020		2019		2018
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-family:
20- and 30-year or more, amortizing fixed-rate	10,339	$1,869	13,428	$1,702	13,548	$1,847
15-year amortizing fixed-rate	482	58	451	36	565	44
Adjustable-rate	130	19	132	15	176	25
Alt-A, interest-only, and option ARM	749	144	871	129	1,178	199
Total single-family	11,700	2,090	14,882	1,882	15,467	2,115
Multifamily	—	$—	—	$—	—	$—
In addition to modifications, loans may be classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance plans, or loans in modification trial periods). During the years ended December 31, 2020, December 31, 2019, and

FREDDIE MAC | 2020 Form 10-K	204

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
December 31, 2018, 3,862, 5,158, and 8,488, respectively, of such loans (with a post-TDR amortized cost basis of $0.6 billion, $0.6 billion, and $1.0 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.
Non-Cash Investing and Financing Activities

During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, we acquired $435.5 billion, $238.4 billion, and $164.0 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $141.7 billion, $50.0 billion, and $25.8 billion of loans held-for-investment from sellers during the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively, to satisfy advances to lenders that were recorded in other assets on our consolidated balance sheets.
In addition, we acquired REO properties through foreclosure sales or by deed in lieu of foreclosure. These acquisitions represent non-cash transfers. During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, we had transfers of $0.2 billion, $0.8 billion, and $1.0 billion, respectively, from loans to REO.

FREDDIE MAC | 2020 Form 10-K	205

Financial Statements	Notes to the Consolidated Financial Statements | Note 5
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
Guarantees to consolidated entities are eliminated in consolidation and therefore are not separately recognized on our consolidated balance sheets. The accounting treatment for guarantees provided to nonconsolidated entities or other third parties will depend on whether the guarantee contract qualifies as a financial guarantee.
If the guarantee contract qualifies as a financial guarantee and exposes us to incremental credit risk, we will recognize both a guarantee obligation at fair value and the consideration we receive for providing the guarantee, which typically consists of a guarantee asset that represents the fair value of future guarantee fees. As a practical expedient, the measurement of the fair value of the guarantee obligation is set equal to the consideration we receive to provide the guarantee, and no gain or loss is recognized upon issuance of the guarantee. Subsequently, we recognize changes in the fair value of the guarantee asset in current period earnings and amortize the guarantee obligation into earnings as we are released from risk under the guarantee. We also recognize a reserve for guarantee losses based on expected credit losses over the contractual period in which we are exposed to credit risk. See Note 7 for additional information on our allowance for credit losses.
If the guarantee contract provided to nonconsolidated entities does not qualify as a financial guarantee, that contract will generally be accounted for as a derivative instrument and measured at fair value with changes in fair value recognized immediately in earnings.
Guarantee Activities

Our principal guarantee activities include the following:
Securitization Activity Guarantees
For substantially all of our securitization transactions, we guarantee the principal and interest payments on some or all of the issued beneficial interests. Typically, these guarantees will cover the senior classes of beneficial interests issued by the securitization trust(s). Securitization activity guarantees provided to nonconsolidated trusts will generally qualify as, and be accounted for, as financial guarantees. Our maximum exposure on these guarantees is generally limited to the UPB of the beneficial interests that we have guaranteed.
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
Other Mortgage-Related Guarantees
In certain circumstances, we provide a credit guarantee of mortgage-related assets held by third parties, in exchange for a guarantee fee, without securitizing those assets. These guarantees consist of the following:
■    Long-term standby commitments of single-family loans which obligate us to purchase the covered loans when they become seriously delinquent. Periodically, certain of our customers seek to terminate long-term standby commitments and simultaneously enter into guarantor swap transactions to obtain our securities backed by many of the same loans. During 2020 and 2019, we guaranteed $4.2 billion and $2.3 billion, respectively, of loans under new long-term standby commitments and
■    Guarantees of the timely payment of principal and interest for certain multifamily bonds, which primarily consist of multifamily housing revenue bonds that were issued by HFAs. During 2020 and 2019, we guaranteed $1.4 billion and $0.9 billion, respectively, of multifamily bonds.
Our other mortgage-related guarantees will generally qualify and be accounted for as financial guarantees. Our maximum

FREDDIE MAC | 2020 Form 10-K	206

Financial Statements	Notes to the Consolidated Financial Statements | Note 5
exposure on these guarantees is limited to the UPB of the mortgage-related assets that we have guaranteed.
Other Guarantees Measured at Fair Value
Other guarantees that do not qualify as financial guarantees are generally accounted for as derivative instruments and measured at fair value. These guarantees primarily include:
■    Certain interest-rate guarantees related to our securitization and guarantee activities that do not qualify as financial guarantees;
■    Certain market value guarantees, including written options and written swaptions; and
■    Guarantees of third-party derivative instruments.
Other Indemnifications
In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See Note 20 for information on ongoing litigation. These indemnification obligations will generally be accounted for and qualify as financial guarantees. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at both December 31, 2020 and December 31, 2019.
The table below shows our maximum exposure, recognized liability, and maximum remaining term of our recognized guarantees to nonconsolidated VIEs and other third parties. This table does not include our unrecognized guarantees, such as guarantees to consolidated VIEs or to resecuritization trusts that do not expose us to incremental credit risk. The maximum exposure disclosed in the table is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements. See Note 8 for additional information on our credit enhancements.
Table 5.1 - Financial Guarantees

	December 31, 2020			December 31, 2019
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-family:
Securitization activity guarantees	$29,739	$401	39	$26,818	$361	40
Other mortgage-related guarantees	9,215	193	30	7,492	182	30
Total single-family	$38,954	$594		$34,310	$543
Multifamily:
Securitization activity guarantees	$287,334	$4,031	39	$252,167	$3,333	39
Other mortgage-related guarantees	10,721	425	33	9,989	416	34
Total multifamily	$298,055	$4,456		$262,156	$3,749
Other guarantees measured at fair value	$47,703	$794	30	$24,965	$253	30
Fannie Mae securities backing Freddie Mac resecuritization products	85,841	—	41	27,408	—	30
(1)The maximum exposure represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancements. For other guarantees measured at fair value, this amount primarily represents the notional value if it relates to our market value guarantees or guarantees of third-party derivative instruments or the UPB if it relates to a guarantee of a mortgage-related asset. For certain of our other guarantees measured at fair value, our exposure may be unlimited and, as a result, the notional value is included. We generally reduce our exposure to these guarantees with unlimited exposure through separate contracts with third parties.
(2)For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our consolidated balance sheets and excludes our allowance for credit losses on off-balance sheet credit exposures. For other guarantees measured at fair value, this amount represents the fair value of the contract.

FREDDIE MAC | 2020 Form 10-K	207

Financial Statements	Notes to the Consolidated Financial Statements | Note 5
The tables below show the payment status of the mortgage loans underlying our securitization guarantees and other mortgage-related guarantees that are not measured at fair value.
Table 5.2 – UPB of Loans Underlying Our Guarantees by Payment Status

	December 31, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-family	$37,187	$2,204	$945	$3,922	$44,258
Multifamily(2)	339,614	87	62	557	340,320
Total	$376,801	$2,291	$1,007	$4,479	$384,578

	December 31, 2019
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-family	$33,855	$2,264	$760	$840	$37,719
Multifamily	301,428	13	76	198	301,715
Total	$335,283	$2,277	$836	$1,038	$339,434
(1)Loan-level payment status is not available for certain guarantees totaling $0.7 billion and $1.6 billion as of December 31, 2020 and December 31, 2019, respectively, and therefore is not included in the tables above.
(2)As of December 31, 2020, includes $6.9 billion of multifamily loans in forbearance that are reported as current.
Other Off-Balance Sheet Credit Exposures

In addition to our guarantees, we enter into other agreements that expose us to off-balance sheet credit risk, primarily related to our multifamily business, including certain purchase commitments that are not accounted for as derivative instruments, liquidity guarantees, unfunded lending arrangements and other similar commitments. These agreements may require us to transfer cash before or upon settlement of our contractual obligation. We recognize an allowance for credit losses for those agreements not measured at fair value or otherwise recognized in the financial statements. The total notional value of off-balance sheet credit exposures was $15.4 billion and $13.8 billion at December 31, 2020 and December 31, 2019, respectively. See Note 7 for additional discussion of our allowance for credit losses on our off-balance sheet credit exposures.
We also have certain multifamily purchase commitments, a majority of which we have elected the fair value option, totaling $5.5 billion and $3.3 billion at December 31, 2020 and December 31, 2019, respectively, that are excluded from the amounts above as they are not included in our allowance for credit losses.

FREDDIE MAC | 2020 Form 10-K	208

Financial Statements	Notes to the Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	December 31, 2020	December 31, 2019
Trading securities	$44,458	$49,537
Available-for-sale securities	15,367	26,174
Total fair value of investment securities	$59,825	$75,711
We currently classify and account for our securities as either available-for-sale or trading. As of December 31, 2020 and December 31, 2019, we did not classify any securities as held-to-maturity, although we may elect to do so in the future. Securities classified as available-for-sale and trading are reported at fair value with changes in fair value included in AOCI, net of income taxes and investment gains (losses), net, respectively. See Note 19 for more information on how we determine the fair value of securities.
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
Table 6.2 - Trading Securities

(In millions)	December 31, 2020	December 31, 2019
Mortgage-related securities:
Agency	$17,504	$22,481
Non-agency	1	1
Total mortgage-related securities	17,505	22,482
Non-mortgage-related securities	26,953	27,055
Total fair value of trading securities	$44,458	$49,537
For trading securities held at December 31, 2020, 2019, and 2018, we recorded net unrealized gains (losses) of ($296) million, ($8) million, and ($479) million during 2020, 2019 and 2018, respectively.

FREDDIE MAC | 2020 Form 10-K	209

Financial Statements	Notes to the Consolidated Financial Statements | Note 6
Available-for-Sale Securities

At both December 31, 2020 and December 31, 2019, all available-for-sale securities were mortgage-related securities.
The tables below present the amortized cost, gross unrealized gains and losses, and fair value by major security type for our securities classified as available-for-sale.
Table 6.3 - Available-for-Sale Securities

	December 31, 2020
	Amortized Cost Basis	Allowance for Credit Losses	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Available-for-sale securities:
Agency	$13,514	$—	$794	($4)	$14,304	$36
Non-agency and other	830	—	233	—	1,063	4
Total available-for-sale securities	$14,344	$—	$1,027	($4)	$15,367	$40

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
(In millions)			Other-Than-Temporary Impairment(1)	Temporary Impairment(2)
Available-for-sale securities:
Agency	$24,390	$571	$—	($74)	$24,887
Non-agency and other	1,004	283	—	—	1,287
Total available-for-sale securities	$25,394	$854	$—	($74)	$26,174
(1)Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.
(2)Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.
The fair value of our available-for-sale securities held at December 31, 2020 scheduled to contractually mature after ten years was $12.1 billion, with an additional $2.2 billion scheduled to contractually mature after five years through ten years.
We present accrued interest receivable separately on our consolidated balance sheets and accrued interest receivable is excluded for the purposes of disclosure of the amortized cost basis of available-for-sale securities. When collection of interest in full is not reasonably assured, we charge off outstanding accrued interest receivable through interest income on our consolidated statements of comprehensive income (loss) and therefore do not recognize an allowance for credit losses on accrued interest receivable. As of December 31, 2020 no accrued interest receivable was charged off.
Available-for-Sale Securities in a Gross Unrealized Loss Position

The tables below present available-for-sale securities in a gross unrealized loss position, and whether such securities have been in a gross unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	December 31, 2020
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$223	($2)	$144	($2)
Non-agency and other	17	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$240	($2)	$144	($2)

FREDDIE MAC | 2020 Form 10-K	210

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

	December 31, 2019
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$5,778	($27)	$2,934	($47)
Non-agency and other	1	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$5,779	($27)	$2,934	($47)
At December 31, 2020, the gross unrealized losses relate to 44 separate securities. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for an individual security may be in a gross unrealized gain position, while other lots for that security may be in a gross unrealized loss position.
Realized Gains and Losses on Sales of Available-for-Sale Securities

Gains and losses on the sale of securities are included in investment securities gains (losses), including those gains (losses) reclassified into earnings from AOCI. We use the specific identification method for determining the cost basis of a security in computing the gain or loss.
The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 6.5 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

	Year Ended December 31,
(In millions)	2020	2019	2018
Gross realized gains	$501	$219	$627
Gross realized losses	(108)	(49)	(303)
Net realized gains	$393	$170	$324
Non-Cash Investing and Financing Activities

During the years ended December 31, 2020 and December 31, 2019, we recognized $30.8 billion and $10.9 billion, respectively, of investments in securities in exchange for the issuance of debt securities of consolidated trusts through partial sales of commingled single-class securities that were previously consolidated.

FREDDIE MAC | 2020 Form 10-K	211

Financial Statements	Notes to the Consolidated Financial Statements | Note 7
NOTE 7
Allowance for Credit Losses
On January 1, 2020, we adopted CECL. The general objective of CECL is to recognize an allowance for credit losses that is deducted from or added to the amortized cost basis of the financial asset to present the net amount expected to be collected on the financial asset on the balance sheet. Under CECL, an allowance for credit losses is recognized before a loss event has been incurred, which results in earlier recognition of credit losses compared to the previous incurred loss methodology.
The table below summarizes changes in our allowance for credit losses.
Table 7.1 - Details of the Allowance for Credit Losses

	December 31, 2020			December 31, 2019			December 31, 2018
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Beginning balance(1)	$5,233	$68	$5,301	$6,176	$15	$6,191	$8,979	$44	$9,023
Provision (benefit) for credit losses	1,320	132	1,452	(749)	3	(746)	(712)	(24)	(736)
Charge-offs	(592)	—	(592)	(1,737)	—	(1,737)	(2,885)	(8)	(2,893)
Recoveries collected	210	—	210	452	—	452	475	3	478
Other	182	—	182	126	—	126	319	—	319
Ending balance	$6,353	$200	$6,553	$4,268	$18	$4,286	$6,176	$15	$6,191

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$5,628	$104	$5,732	$4,222	$12	$4,234	$6,130	$9	$6,139
Advances of pre-foreclosure costs	536	—	536	—	—	—	—	—	—
Accrued interest receivable on mortgage loans	140	—	140	—	—	—	—	—	—
Off-balance sheet credit exposures	49	96	145	46	6	52	46	6	52
Total	$6,353	$200	$6,553	$4,268	$18	$4,286	$6,176	$15	$6,191
(1)Includes transition adjustments recognized upon the adoption of CECL on January 1, 2020. See Note 1 for more information on transition adjustments.
Current Period Changes
During 2020, provision (benefit) for credit losses shifted to a provision from a benefit in 2019 and 2018 due to higher expected credit losses as a result of the COVID-19 pandemic. The higher expected credit losses during 2020 were primarily driven by the following factors:
■    Expected credit losses related to COVID-19 relief programs - Our provision for credit losses during 2020 required significant management judgment to estimate the impact of COVID-19-related forbearance and relief programs on our expected credit losses. These judgments included estimates of the number of loans that will receive forbearance, the likely exit paths for loans in forbearance plans, and the number of loans where forbearance plans will be unsuccessful and the borrower will ultimately default. These factors resulted in a significant increase in our provision for credit losses for 2020, with the majority of the increase occurring in 1Q 2020. We recognized additional provision for allowances for pre-foreclosure costs and accrued interest receivable related to loans in forbearance due to the COVID-19 pandemic. In total, we increased our provision for credit losses during 2020 by $2.8 billion as a result of the COVID-19 pandemic.
■    Portfolio growth - With the adoption of CECL, we recognize expected credit losses over the entire contractual term of the loan at the time of loan acquisition, rather than when it is probable the loan is impaired. In 2020, our single family credit guarantee portfolio grew by $332 billion or 17%, contributing to the increase in provision for credit losses.
■    Growth in realized and forecasted house prices and declines in forecasted interest rates - During 2020, house price appreciation and significant declines in mortgage interest rates partially offset the increase in the provision for credit losses as a result of the COVID-19 pandemic and portfolio growth.
In addition, charge-offs decreased in 2020 due to a lower volume of transfers of single-family loans from held-for investment to held-for-sale. The decline in economic activity caused by the COVID-19 pandemic, and the corresponding government response, is unprecedented, and as a result, our estimate of expected credit losses is subject to significant uncertainty.

FREDDIE MAC | 2020 Form 10-K	212

Financial Statements	Notes to the Consolidated Financial Statements | Note 7
Allowance for Credit Losses Methodology

Upon adoption of CECL on January 1, 2020, we began applying the below allowance for credit losses methodologies. We recognize changes in the allowance for credit losses through benefit (provision) for credit losses on our consolidated statements of comprehensive income (loss).
Mortgage Loans Held-for-Investment

Our allowance for credit losses on mortgage loans pertains to single-family and multifamily loans classified as held-for-investment for which we have not elected the fair value option. We measure the allowance for credit losses on a pooled basis when our loans share similar risk characteristics. We record charge-offs in the period in which a loan is deemed uncollectible. Proceeds received in excess of amounts previously written off are recorded as a decrease to REO operations expense on our consolidated statements of comprehensive income (loss).
Single-Family
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
The discounted cash flow model we use to estimate the single-family loan allowance for credit losses forecasts cash flows over the loan’s remaining contractual term, adjusted for expectations of prepayments and TDRs we reasonably expect will occur. As a result, we do not revert to historical loss information for single-family loans. Cash flow estimates are discounted at the loan’s prepayment-adjusted effective interest rate, which is adjusted for projections in the underlying benchmark interest rate for adjustable-rate loans. We project cash flows we expect to collect using our historical experience, such as historical default rates and severity of loss, based on loan characteristics, such as current LTV ratios, delinquency status, geography and borrowers' credit scores. These cash flow estimates are adjusted for current and future economic forecasts, such as current and forecasted interest rates and house price growth rates, and estimated recoveries from loss mitigation activities, attached credit enhancements, and disposition of collateral, less estimated disposition costs.
Our estimate of expected credit losses is particularly sensitive to changes in forecasted house price growth rates, which affect both the probability and severity of expected credit losses, and changes in forecasted interest rates, as declining (increasing) interest rates typically result in higher (lower) expected prepayments and a shorter (longer) estimated loan life, and therefore lower (higher) expected credit losses. Our forecast of house price growth rates leverages an internally based model and uses a nationwide house price growth forecast for the next three years. A Monte Carlo simulation generates many possible house price scenarios for up to 40 years for each metropolitan statistical area (MSA). These scenarios are used to estimate loan-level expected future cash flows and credit losses based on each loan’s individual characteristics. Our forecast of interest rates incorporates various interest rate scenarios over the remaining contractual life of the loan based on current interest rates and implied market volatilities.
These projections require significant management judgment. We rely on third parties to provide certain model inputs used in our projections. At loan delivery, the seller provides us with loan data, which includes borrower and loan characteristics and underwriting information. Each subsequent month, the servicers provide us with monthly loan-level servicing data, including delinquency and loss information.
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
We review the outputs of our model by considering qualitative factors such as current economic events and other external factors, including the economic effects of the COVID-19 pandemic and the impact of associated government relief programs, to determine whether the model outputs are consistent with our expectations. Additionally, we incorporate expected credit losses for TDRs that are reasonably expected to occur and the incidence of redefault we have experienced on similar loans that have completed a loan modification. Further management adjustments may be necessary to take into consideration the qualitative factors that have occurred but that are not yet reflected in the factors used to derive the model outputs or the uncertainty inherent in our projections. Significant judgment is exercised in making these adjustments.

FREDDIE MAC | 2020 Form 10-K	213

Financial Statements	Notes to the Consolidated Financial Statements | Note 7
Multifamily
We estimate the allowance for credit losses for multifamily loans using a loss-rate method to estimate the net amount of cash flows we expect to collect. The loss-rate method is based on a probability of default and loss given default framework that estimates credit losses by considering a loan’s underlying characteristics and current and forecasted economic conditions. Loan characteristics considered by our model include vintage, loan term, current DSCR, current LTV ratio, occupancy rate, and interest rate hedges. We generally forecast economic conditions over a reasonable and supportable two-year period prior to reverting to historical averages at the model input level over a five-year period, using a linear reversion method. We also consider as model inputs expected prepayments, contractually specified extensions, modifications we reasonably expect will occur, expected recoveries from collateral posting requirements, and the expected recoveries from attached credit enhancements.
Our loss rates incorporate published historical commercial loan performance data, which we calibrate for differences between that data and our portfolio experience. Except for cases of fraud and certain other types of borrower defaults, most multifamily loans are nonrecourse to the borrower. As a result, the cash flows of the underlying property (including any attached credit enhancements) serve as the primary source of funds for repayment of the loan. For loans where we determined that the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral, we measure the allowance for credit losses using the fair value of the underlying collateral, less estimated costs to sell, adjusted for estimated proceeds from credit enhancements that are not freestanding contracts. Factors considered by management in determining whether a borrower is experiencing financial difficulty include the borrower’s current payment status and an evaluation of the underlying property's operating performance as represented by its current DSCR, its available credit enhancements, the current LTV ratio, the management of the underlying property, and the property's geographic location.
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
Advances of Pre-foreclosure Costs

We may incur expenses related to a mortgage loan subsequent to its original acquisition but prior to foreclosure (pre-foreclosure costs). These expenses are generally to protect or preserve our interest or legal right in or to the property prior to foreclosure, such as property taxes or homeowner's insurance premiums owed by the borrower. Many of these expenses are advanced by the servicer and are reimbursable from the borrower. If the borrower ultimately defaults, we reimburse the servicer for the advances it has made. Upon advance by the servicer, we recognize a receivable for the amounts due from the borrower and a payable for amounts due to the servicer. As of December 31, 2020, the balance of such receivables due from the borrower was $1.4 billion, which is included in other assets on our consolidated balance sheets. We recognize an allowance for credit losses for amounts that we do not ultimately expect to collect from the borrower.
Accrued Interest Receivable

When we accrue interest on mortgage loans that are three or more monthly payments past due, we measure an allowance for expected credit losses on the unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of accrued interest we expect to collect. The assumptions we use for measuring the allowance for credit losses on accrued interest receivable are generally consistent with the assumptions used for measuring the allowance for credit losses on the underlying loans. For additional information on our policy for recognition of interest income on mortgage loans, see Note 4.
Off-Balance Sheet Credit Exposures

We recognize an allowance for credit losses on off-balance sheet credit exposures for our guarantees that are not measured at fair value and other off-balance sheet arrangements based on expected credit losses over the contractual period in which we are exposed to credit risk through a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. We include this allowance for credit losses on off-balance sheet credit exposures within other liabilities on our consolidated balance sheets, with changes recognized through benefit (provision) for credit losses on our consolidated statements of comprehensive income (loss).
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

FREDDIE MAC | 2020 Form 10-K	214

Financial Statements	Notes to the Consolidated Financial Statements | Note 7
importance of Fannie Mae to the liquidity and stability of the U.S. housing market, and the long history of zero credit losses on Fannie Mae securities.
Available-for-Sale Securities

The adoption of CECL changed the accounting for credit losses on available-for-sale debt securities from the other-than-temporary impairment methodology to a methodology that uses an allowance for credit losses.
We evaluate available-for-sale securities in an unrealized loss position as of the end of each period to determine whether the decline in value is from a credit loss or other factors. An unrealized loss exists when the fair value of an individual lot is less than its amortized cost basis.
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
If we intend to sell the security or we believe it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, we charge off any allowance for credit losses by writing down the security’s amortized basis to its fair value. Subsequently, increases in fair value are recognized through AOCI. However, if there are significant increases in the cash flows expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, we recognize those changes as a prospective adjustment to the yield of the security.
We perform an evaluation on a security lot basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. For our available-for-sale securities in an unrealized loss position at December 31, 2020, we have asserted that we have no intent to sell or believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.
Agency MBS
Substantially all of our available-for-sale securities are agency MBS issued by us, Fannie Mae, or Ginnie Mae. The principal and interest on these securities are guaranteed by the issuing agency. We believe that the guarantee provided by the issuing agency, the support provided to the agencies by the U.S. government, the importance of the agencies to the liquidity and stability of the U.S. housing market, and the long history of zero credit losses on agency MBS are all indicators that credit losses on these securities do not exist, even if the security is in an unrealized loss position. In addition, we generally hold these securities that are in an unrealized loss position to recovery. As a result, unless we intend to sell the security, we do not recognize an allowance for credit losses on agency MBS. See Note 6 for additional details on our agency MBS portfolio.
Non-Agency RMBS
We believe the unrealized losses on the non-agency RMBS we hold are mainly attributable to poor underlying collateral performance, limited liquidity, and risk premiums. In evaluating securities for credit losses, we use management judgment and historical information in considering the credit performance of the underlying collateral and incorporate assumptions about the economic environment. As of December 31, 2020, substantially all of our non-agency residential MBS were in an unrealized gain position. As a result, we have not recognized an allowance for credit losses on these securities. See Note 6 for additional details on our non-agency MBS portfolio.
Cash Equivalents

We assess cash equivalents for expected credit losses over the contractual term of the instrument. As of December 31, 2020, we did not recognize an allowance for credit losses on our cash equivalents due to their overall high credit quality and short-term nature.
Securities Purchased Under Agreements to Resell

We consider the types of securities being pledged to us as collateral when determining how much we lend in transactions involving securities purchased under agreements to resell. Additionally, we regularly review the market values of these securities compared to amounts loaned in an effort to manage our exposure to losses, and our counterparties are typically contractually required to adjust the amount of collateral based on changes in the fair value of the collateral. As of December 31, 2020 and December 31, 2019, all of our securities purchased under agreements to resell were fully collateralized and we expect our counterparties to continue to replenish the collateral as necessary to meet the requirements of the contract. Therefore, as of December 31, 2020, we did not recognize an allowance for credit losses on our securities purchased under agreements to

FREDDIE MAC | 2020 Form 10-K	215

Financial Statements	Notes to the Consolidated Financial Statements | Note 7
resell nor have we recognized any charge-offs of accrued interest receivable. See Note 10 for additional information on securities purchased under agreements to resell.
Other Assets

We assess certain other assets measured at amortized cost for expected credit losses, such as advances to lenders and other secured lending arrangements, credit enhancement recovery receivables, servicer receivables, and other accounts receivable. Many of these assets are collateralized and require the counterparties to continue to replenish the collateral as market values change. Our allowance for credit losses on other assets is insignificant.
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
Table 7.2 - Net Investment in Loans

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
Allowance for Loan Losses Determined on a Collective Basis

Single-Family Loans
Prior to our implementation of CECL on January 1, 2020, we estimated allowance for loan losses on homogeneous pools of single-family loans using a model that evaluated a variety of factors affecting collectability. We reviewed the outputs of this model by considering qualitative factors such as macroeconomic and other factors to see whether the model outputs were consistent with our expectations. Management adjustments were made as necessary to take into consideration external factors and current economic events that had occurred but that were not yet reflected in the factors used to derive the model outputs. Significant judgment was exercised in making these adjustments. The homogeneous pools of single-family loans were determined based on common underlying characteristics, including current LTV ratios, trends in house prices, loan product type, and geographic region.
We rely upon third parties to service our loans. At loan delivery, the seller provides us with loan data, which includes characteristics and underwriting information. Each subsequent month, the servicers provide us with monthly loan-level servicing data, including delinquency and loss information. Our single-family allowance for loan losses default models produced estimates based on 12 months of loan-level performance data, which included a history of delinquency, foreclosures, foreclosure alternatives, and modifications. Our allowance for loan losses estimate included projections of:
■    Loss mitigation activities when a loss was incurred, including loan modifications for troubled borrowers and the incidence of redefault we had experienced on similar loans that had completed a loan modification and
■    Defaults we believed were likely to occur as a result of loss events that had occurred through the respective balance sheet date.
We also considered macroeconomic and other factors that affect the quality of the loans underlying our portfolio, including regional housing trends, applicable house price indices, unemployment and employment dislocation trends, the effects of changes in government policies and programs, consumer credit statistics, and the extent of third-party insurance.

FREDDIE MAC | 2020 Form 10-K	216

Financial Statements	Notes to the Consolidated Financial Statements | Note 7
Our single-family allowance for loan losses severity was based on actual REO dispositions, short sales, and third-party sales that incorporated the most recent:
■    Twelve months of sales experience realized on our distressed property dispositions and
■    Twelve months of pre-foreclosure expenses on our distressed properties, including REO, short sales, and third-party sales.
Our single-family allowance for loan losses severity estimate also captured expectations about recoveries from the collateral and attached credit enhancements, such as primary mortgage insurance. We used historical trends in house prices in our single-family allowance for loan losses process, primarily through the use of current LTV ratios in our default models and through the use of recent house price sales experience in our severity estimate. However, we did not use a forecast of trends in house prices in our single-family allowance for loan losses process.
For loans where foreclosure was probable, we measured impairment based upon an estimate of the fair value of the underlying collateral less estimated disposition costs. Our estimate also considered the effect of historical house price changes on borrower behavior.
We applied proceeds from attached credit enhancements (e.g., primary mortgage insurance) entered into contemporaneously with, and in contemplation of, a guarantee or loan purchase transaction as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds received in excess of our recorded investment in loans were recorded as a decrease to REO operations expense on our consolidated statements of comprehensive income.
Multifamily Loans
Multifamily loans evaluated collectively for impairment were aggregated into book year vintage portfolios. Potential impairment related to these portfolios was measured by benchmarking published historical commercial loan performance data to those vintages based upon available economic data related to multifamily real estate, including apartment vacancy and rental rates.
Allowance for Loan Losses Determined on an Individual Basis

We considered a loan to be impaired when, based on current information, it was probable that we would not receive all amounts due (including both principal and interest) in accordance with the contractual terms of the original loan agreement.
Single-family loans individually evaluated for impairment included TDRs, as well as loans acquired under our financial guarantees with deteriorated credit quality prior to 2010. Impairment of a single-family loan having undergone a TDR was generally measured as the excess of our recorded investment in the loan over the present value of the expected future cash flows, discounted at the loan's effective interest rate. Our expectation of future cash flows incorporated, among other items, an estimated probability of default which was based on a number of market factors as well as the characteristics of the loan, such as past due status. If we determined that foreclosure on the underlying collateral was probable, we measured impairment based upon the fair value of the collateral, as reduced by estimated disposition costs and adjusted for estimated proceeds from primary mortgage insurance and similar sources. Multifamily loans individually evaluated for impairment included TDRs, loans three monthly payments or more past due, and loans that were impaired based on management judgment. Multifamily loans were generally measured individually for impairment based on the fair value of the underlying collateral, as reduced by estimated disposition costs.

FREDDIE MAC | 2020 Form 10-K	217

Financial Statements	Notes to the Consolidated Financial Statements | Note 7
The tables below present the UPB, recorded investment, the related allowance for loan losses, average recorded investment, and interest income recognized for individually impaired loans.
Table 7.3 - Individually Impaired Loans

	December 31, 2019
(In millions)	UPB	Recorded Investment	Associated Allowance
Single-family:
With no allowance recorded:(1)
20- and 30-year or more, amortizing fixed-rate	$2,431	$1,927	N/A
15-year amortizing fixed-rate	21	20	N/A
Adjustable-rate	169	169	N/A
Alt-A, interest-only, and option ARM	847	727	N/A
Total with no allowance recorded	3,468	2,843	N/A
With an allowance recorded:(2)
20- and 30-year or more, amortizing fixed-rate	28,824	28,667	(2,416)
15-year amortizing fixed-rate	616	625	(13)
Adjustable-rate	131	130	(7)
Alt-A, interest-only, and option ARM	3,315	3,184	(436)
Total with an allowance recorded	32,886	32,606	(2,872)
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	31,255	30,594	(2,416)
15-year amortizing fixed-rate	637	645	(13)
Adjustable-rate	300	299	(7)
Alt-A, interest-only, and option ARM	4,162	3,911	(436)
Total single-family	36,354	35,449	(2,872)
Multifamily :
With no allowance recorded (1)	86	81	N/A
With an allowance recorded	—	—	—
Total multifamily	86	81	—
Total single-family and multifamily	$36,440	$35,530	($2,872)
Referenced footnotes are included after the next table.

FREDDIE MAC | 2020 Form 10-K	218

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

	Year Ended December 31,
	2019			2018
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis(3)
Single-family:
With no allowance recorded:(1)
20- and 30-year or more, amortizing fixed-rate	$2,450	$262	$7	$3,236	$346	$16
15-year amortizing fixed-rate	20	1	—	21	3	—
Adjustable rate	200	11	—	248	12	1
Alt-A, interest-only, and option ARM	891	66	1	1,264	88	4
Total with no allowance recorded	3,561	340	8	4,769	449	21
With an allowance recorded:(2)
20- and 30-year or more, amortizing fixed-rate	32,960	1,805	156	44,055	2,156	274
15-year amortizing fixed-rate	653	22	4	798	28	9
Adjustable rate	135	6	2	197	6	3
Alt-A, interest-only, and option ARM	3,917	226	20	5,953	273	30
Total with an allowance recorded	37,665	2,059	182	51,003	2,463	316
Combined single-family:
20- and 30-year or more, amortizing fixed-rate	35,410	2,067	163	47,291	2,502	290
15-year amortizing fixed-rate	673	23	4	819	31	9
Adjustable rate	335	17	2	445	18	4
Alt-A, interest-only, and option ARM	4,808	292	21	7,217	361	34
Total single-family	41,226	2,399	190	55,772	2,912	337
Multifamily:
With no allowance recorded (1)	83	5	1	131	6	2
With an allowance recorded	—	—	—	3	—	—
Total multifamily	83	5	1	134	6	2
Total single-family and multifamily	$41,309	$2,404	$191	$55,906	$2,918	$339
(1)Individually impaired loans with no allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.
(2)Consists primarily of loans classified as TDRs.
(3)Consists of income recognized during the period related to loans on non-accrual status.

FREDDIE MAC | 2020 Form 10-K	219

Financial Statements	Notes to the Consolidated Financial Statements | Note 7
The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.
Table 7.4 - Delinquency Rates

(Dollars in millions)	December 31, 2019
Single-family:
Non-credit-enhanced portfolio:
Serious delinquency rate	0.70%
Total number of seriously delinquent loans	42,485
Credit-enhanced portfolio:(1)
Primary mortgage insurance:
Serious delinquency rate	0.79%
Total number of seriously delinquent loans	15,261
Other credit protection:(2)
Serious delinquency rate	0.40%
Total number of seriously delinquent loans	18,143
Total single-family
Serious delinquency rate	0.63%
Total number of seriously delinquent loans	70,162
Multifamily(3)
Non-credit-enhanced portfolio:
Delinquency rate	—%
UPB of delinquent loans	$2
Credit-enhanced portfolio:
Delinquency rate	0.09%
UPB of delinquent loans	$244
Total multifamily
Delinquency rate	0.08%
UPB of delinquent loans	$246
(1)The credit-enhanced categories are not mutually exclusive, as a single loan may be covered by both primary mortgage insurance and other credit protection.
(2)Consists of single-family loans covered by financial arrangements (other than primary mortgage insurance) that are designed to reduce our credit risk exposure. See Note 8 for additional information on our credit enhancements.
(3)Multifamily delinquency performance is based on the UPB of loans that are two monthly payments or more past due or those in the process of foreclosure.
Prior Period Other-Than-Temporary Impairment on Investments in Securities

Under the previous other-than-temporary impairment methodology that was effective prior to January 1, 2020, we evaluated available-for-sale securities in an unrealized loss position as of the end of each quarter to determine whether the decline in value was other-than-temporary. An unrealized loss existed when the fair value of an individual lot was less than its amortized cost basis. Other-than-temporary impairment was considered to have occurred if the fair value of the security lot was less than its amortized cost basis and we either intended to sell the security lot or more likely than not would be required to sell the security lot prior to recovery of its amortized cost basis. Under these circumstances, the security lot's entire decline in fair value was deemed to be other-than-temporary and was recorded within our consolidated statements of comprehensive income as investment gains (losses), net. If we did not intend to sell the security or we believed it was not more likely than not that we would be required to sell prior to recovery of the security's amortized cost basis, we recognized only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors were recorded in AOCI. The credit component represented the amount by which the present value of cash flows expected to be collected from the security was less than its amortized cost basis.
The ending balance of remaining credit losses on available-for-sale securities where a portion of other-than-temporary impairment was recognized in other comprehensive income was $0.6 billion, and $0.8 billion as of December 31, 2019, and December 31, 2018, respectively.

FREDDIE MAC | 2020 Form 10-K	220

Financial Statements	Notes to the Consolidated Financial Statements | Note 8
NOTE 8
Credit Enhancements
We obtain various forms of credit enhancements that reduce our exposure to credit losses. These credit enhancements may be associated with mortgage loans or guarantees recognized on our consolidated balance sheets or embedded in debt recognized on our consolidated balance sheets.
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
Expected recoveries from attached credit enhancements are considered in determining the allowance for loan losses, resulting in a reduction in the recognized provision for credit losses by the amount of the expected recoveries. Subsequent to foreclosure and charge-off of the allowance for credit losses, we reclassify expected recoveries from attached credit enhancements that were previously offset against the allowance for credit losses as separate receivables. See Note 7 for additional information concerning the determination of our allowance for credit losses.
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
Our primary insurance/reinsurance transactions are single-family ACIS transactions. ACIS transactions are insurance policies we purchase, generally underwritten by a group of insurers and reinsurers, that provide credit protection for certain specified credit events that occur on a reference pool of mortgage loans. Under the ACIS contracts, we pay insurers and reinsurers premiums for insurance coverage. Each month, we accrue for our obligation to make such payments for all tranches covered by the ACIS contracts. When specific credit events occur, we generally receive compensation from the insurance policy up to an aggregate limit based on actual losses. We require our counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies. In addition to ACIS, our single-family insurance/reinsurance credit enhancements include AFRM, which is similar to ACIS but provides credit protection immediately upon acquisition of the loan, and IMAGIN, which provides loan-level protection in lieu of traditional primary mortgage insurance. Our multifamily insurance/reinsurance credit enhancements include MCIP transactions, which are similar to ACIS transactions and provide credit protection for certain specified credit events that occur on a reference pool of multifamily mortgage assets.
STACR Trust notes transfer credit risk on a reference pool of mortgage loans to investors through the issuance of notes linked to notional credit risk positions of the reference pool by a third-party trust. The trust issues the notes and makes periodic payments of principal and interest on the notes to investors. Under this structure, we make payments to the trust to support payment of the interest due on the notes, and we receive payments from the trust that otherwise would have been made to the noteholders as a result of defined credit events on the reference pool. Each month, we accrue for our obligation to make such payments to the trust. The note balances are reduced by the amount of the payments to us. Certain STACR Trust notes may qualify as interests in a REMIC.
Lender risk-sharing transactions are agreements that require a lender to repurchase a loan upon default or to reimburse us for realized credit losses. These transactions are entered into as an alternative to requiring primary mortgage insurance or in exchange for a lower guarantee fee. The loss sharing amount may be fully or partially collateralized. We no longer enter into lender risk-sharing transactions with single-family lenders on a regular basis.
We recognize the payments we make to transfer credit risk under freestanding credit enhancements in credit enhancement expense in our consolidated statements of comprehensive income when they are incurred. We recognize expected recoveries from freestanding credit enhancements separately in other assets on our consolidated balance sheets, with an offsetting reduction to benefit for (decrease in) credit enhancement recoveries, at the same time that we recognize an allowance for credit losses on the covered loans, measured on the same basis as the allowance for credit losses on the covered loans.
Our adoption of CECL on January 1, 2020 resulted in an increase of $0.3 billion in our expected recovery receivable balance as the amount of expected recoveries from freestanding credit enhancements increased in conjunction with the increase in expected losses on the covered mortgage loans. Upon adoption of CECL, we measure credit losses on our expected recovery receivables based on our estimate of current expected credit losses over the contractual term of the contract.

FREDDIE MAC | 2020 Form 10-K	221

Financial Statements	Notes to the Consolidated Financial Statements | Note 8
The table below presents details of our credit enhancement recovery receivables. These amounts are recognized within other assets on our consolidated balance sheets.
Table 8.1 - Credit Enhancement Receivables

(In millions)	December 31, 2020	December 31, 2019
Freestanding credit enhancement expected recovery receivables, net of allowance	$677	$71
Primary mortgage insurance receivables(1), net of allowance	74	76
Total credit enhancement assets	$751	$147
(1)Excludes $444 million and $464 million of deferred payment obligations associated with unpaid claim amounts as of December 31, 2020 and December 31, 2019, respectively. We have reserved substantially all these unpaid amounts as collectability is uncertain.
For information about counterparty credit risk associated with mortgage insurers and other credit enhancement providers, see Note 18.
Guarantee Credit Enhancements
Guarantee credit enhancements primarily consist of subordination we obtain through the creation of unguaranteed subordinated securities issued by nonconsolidated securitization trusts that absorb first losses prior to us having to perform on our guarantee of the senior securities. Guarantee credit enhancements include multifamily K Certificate and SB Certificate transactions and single-family senior subordinate securitization structures backed by seasoned loans.
Expected recoveries from guarantee credit enhancements are considered when measuring the allowance for loan losses. As a result, we recognize an allowance for credit losses on off-balance sheet credit exposures only if expected credit losses exceed the amount of subordination. We recognize guarantee fee income and there is no explicitly recognized separate credit enhancement expense or expected credit enhancement recoveries. See Note 7 for additional information concerning the measurement of our allowance for credit losses.
Credit-Linked Debt
We also transfer credit risk after our acquisition or guarantee of mortgage assets by either issuing unsecured credit-linked debt or recognizing debt of consolidated VIEs that includes subordination.
For certain of our unsecured debt issuances, we create a reference pool of mortgage assets (generally loans) to which we currently have credit risk exposure and an associated securitization-like structure with notional credit risk positions. To the extent a specified credit event occurs on the mortgage assets in the reference pool, the outstanding balance of our debt obligations is written down, thereby reducing our future principal and interest payment obligations. The principal types of unsecured credit-linked debt are single-family STACR debt notes and multifamily SCR debt notes.
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
The structure of multifamily SCR debt notes is similar to STACR debt notes, although the mortgage assets within the reference pool may be loans or multifamily housing revenue bonds to which we have credit exposure. While our SCR debt notes are recorded as other debt on our consolidated balance sheets, these debt obligations are measured at fair value, as we elected the fair value option. Fair value changes are recorded in investment gains (losses), net on our consolidated statements of comprehensive income.
Similar to our nonconsolidated VIEs, we obtain credit enhancement on certain of our consolidated securitization products through the creation of unguaranteed subordinated securities. These unguaranteed subordinated securities will absorb first losses on the underlying loans prior to us performing pursuant to our guarantee obligation. The unguaranteed subordinated debt securities held by third parties are recorded as debt of consolidated trusts on our consolidated balance sheets and generally accounted for at amortized cost. When losses are realized on the loans underlying the securities, the subordinated debt is written down and the benefits are recognized as investment gains (losses), net on our consolidated statements of comprehensive income.

FREDDIE MAC | 2020 Form 10-K	222

Financial Statements	Notes to the Consolidated Financial Statements | Note 8
Single-Family Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our single-family credit enhancements.
Table 8.2 - Single-Family Credit Enhancements

		December 31, 2020		December 31, 2019
(In millions)	Credit Enhancement Accounting Treatment	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Primary mortgage insurance	Attached	$472,881	$116,973	$421,870	$107,690
STACR:(2)
Trust notes	Freestanding	488,251	17,288	288,323	9,739
Debt notes	Debt	365,482	12,377	536,036	15,373
Insurance/reinsurance(3)	Freestanding	876,815	11,586	863,149	10,157
Subordination:(4)
Nonconsolidated VIEs	Guarantee	29,039	5,718	25,443	4,545
Consolidated VIEs	Debt	9,035	464	19,498	854
Lender risk sharing	Freestanding	5,731	4,831	24,078	5,657
Other	Primarily attached	374	371	1,056	1,051
Total single-family credit enhancements			$169,608		$155,066
(1)Underlying loans may be covered by more than one form of credit enhancement. For certain transactions, protected UPB may be different from the UPB of the underlying loans due to timing differences in reporting cycles between the transactions and the loans.
(2)Total current and protected UPB represents the UPB of the assets included in the reference pool. Maximum coverage amount represents the outstanding balance held by third parties.
(3)As of December 31, 2020 and December 31, 2019, substantially all of our counterparties posted sufficient collateral on our ACIS transactions to meet the minimum collateral requirements of the ACIS program. Minimum collateral requirements are assessed on each deal based on a combination of factors, including counterparty credit risk of the reinsurer, as well as the structure and risk profile of the transaction. Other insurance/reinsurance transactions have similar collateral requirements.
(4)Total current and protected UPB includes the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities. For nonconsolidated VIEs, the total current and protected UPB also includes the UPB of guarantor advances made to the holders of the guaranteed securities. Maximum coverage represents the outstanding UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.

FREDDIE MAC | 2020 Form 10-K	223

Financial Statements	Notes to the Consolidated Financial Statements | Note 8
Multifamily Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our multifamily credit enhancements.
Table 8.3 - Multifamily Credit Enhancements

		December 31, 2020		December 31, 2019
(In millions)	Credit Enhancement Accounting Treatment	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Subordination:(2)
Nonconsolidated VIEs	Guarantee	$286,199	$42,712	$251,008	$40,262
Consolidated VIEs	Debt	1,800	200	1,800	200
Lender risk sharing(3)	Freestanding	3,321	598	2,529	381
Insurance/reinsurance(4)	Freestanding	5,383	190	2,769	127
SCR debt notes(5)	Debt	2,217	111	2,470	123
Other(3)	Attached	253	253	467	467
Total multifamily credit enhancements			$44,064		$41,560
(1)Underlying loans may be covered by more than one form of credit enhancement.
(2)Total current and protected UPB includes the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities, and the UPB of master servicer advances made to the holders of the guaranteed and unguaranteed securities . For nonconsolidated VIEs, the total current and protected UPB also includes the UPB of guarantor advances made to the holders of the guaranteed securities. Maximum coverage represents the outstanding UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.
(3)Maximum coverage represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements.
(4)As of December 31, 2020 and December 31, 2019, the counterparties to our insurance/reinsurance transactions have complied with the minimum collateral requirements. Minimum collateral requirements are assessed on each deal based on a combination of factors, including counterparty credit risk of the reinsurer, as well as the structure and risk profile of the transaction.
(5)Total current and protected UPB represents the UPB of the assets included in the reference pool. Maximum coverage amount represents the outstanding balance of the SCR debt notes held by third parties.
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

FREDDIE MAC | 2020 Form 10-K	224

Financial Statements	Notes to the Consolidated Financial Statements | Note 9
NOTE 9
Debt
The table below summarizes the balances of total debt per our consolidated balance sheets.
Table 9.1 - Total Debt

	December 31,
(In millions)	2020	2019
Debt securities of consolidated trusts held by third parties	$2,308,176	$1,898,355
Debt of Freddie Mac:
Short-term debt	4,955	101,034
Long-term debt	279,415	170,296
Total Debt of Freddie Mac	284,370	271,330
Total debt	$2,592,546	$2,169,685
Debt securities that we issue are classified as either debt securities of consolidated trusts held by third parties or debt of Freddie Mac. We issue debt of Freddie Mac to fund our operations.
Our debt is reported at amortized cost, with the exception of certain debt for which we elected the fair value option. Deferred items, including premiums, discounts, issuance costs, and hedge accounting-related basis adjustments, are reported as a component of total debt. These items are amortized and reported through interest expense using the effective interest method over the contractual life of the related indebtedness. Amortization of premiums, discounts, and issuance costs begins at the time of debt issuance. Amortization of hedge accounting-related basis adjustments begins upon the discontinuation of the related hedge relationship.
We elected the fair value option on debt that contains embedded derivatives, including certain STACR debt notes and SCR debt notes. For additional information on STACR debt notes and SCR debt notes, see Note 8. Changes in the fair value of these debt obligations are recorded in investment gains (losses), net, with any upfront costs and fees incurred or received in exchange for the issuance of the debt being recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities. For additional information on our election of the fair value option, see Note 19.
When we repurchase or call outstanding debt securities, we recognize the difference between the amount paid to redeem the debt security and the carrying value in earnings as a component of investment gains (losses), net. Contemporaneous transfers of cash between us and a creditor in connection with the issuance of the new debt security and satisfaction of an existing debt security are accounted for as either an extinguishment or a modification of an existing debt security. If the debt securities have substantially different terms, the transaction is accounted for as an extinguishment of the existing debt security. The issuance of a new debt security is recorded at fair value, fees paid to the creditor are expensed as incurred, and fees paid to third parties are deferred and amortized into interest expense over the life of the new debt security using the effective interest method. If the terms of the existing debt security and the new debt security are not substantially different, the transaction is accounted for as a modification of the existing debt. Fees paid to the creditor are deferred and amortized into interest expense over the life of the modified debt security using the effective interest method and fees paid to third parties are expensed as incurred.
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
Beginning January 1, 2019, our debt cap under the Purchase Agreement is $300 billion. Our debt cap under the Purchase Agreement will decrease to $270 billion on January 1, 2023 pursuant to the January 2021 Letter Agreement. As of December 31, 2020, our aggregate indebtedness for purposes of the debt cap was $286.5 billion. Our aggregate indebtedness primarily includes the par value of short- and long-term debt.

FREDDIE MAC | 2020 Form 10-K	225

Financial Statements	Notes to the Consolidated Financial Statements | Note 9
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
The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.
Table 9.2 - Debt Securities of Consolidated Trusts Held by Third Parties

	December 31, 2020				December 31, 2019
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2021 - 2060	$1,799,065	$1,855,438	3.07%	2020 - 2057	$1,516,550	$1,554,095	3.63%
20-year fixed-rate	2021 - 2041	97,520	100,498	2.84	2020 - 2040	70,901	72,558	3.37
15-year fixed-rate	2021 - 2036	303,142	310,612	2.46	2020 - 2035	225,501	229,133	2.87
Adjustable-rate	2021 - 2051	23,964	24,484	2.76	2020 - 2050	30,183	30,756	3.25
Interest-only	2026 - 2041	3,671	3,736	3.15	2026 - 2041	4,244	4,307	4.55
FHA/VA	2021 - 2050	752	769	4.04	2020 - 2049	633	647	4.68
Total Single-family		2,228,114	2,295,537			1,848,012	1,891,496
Multifamily	2021-2050	12,488	12,639	2.43	2021 - 2049	6,790	6,859	3.29
Total debt securities of consolidated trusts held by third parties		$2,240,602	$2,308,176			$1,854,802	$1,898,355
(1)Includes $205 million and $209 million at December 31, 2020 and December 31, 2019, respectively, of debt of consolidated trusts that represents the fair value of debt securities with the fair value option elected.
(2)The effective rate for debt securities of consolidated trusts held by third parties was 1.76% and 2.79% as of December 31, 2020 and December 31, 2019, respectively.
Short-Term Debt

Discount notes, Reference Bills securities, and medium-term notes are unsecured general corporate obligations. Discount notes and Reference Bills securities pay only principal at maturity. Securities sold under agreements to repurchase are effectively collateralized borrowings where we sell securities with an agreement to repurchase such securities at a future date. Certain medium-term notes that have original maturities of one year or less are classified as short-term debt for purposes of this presentation.
The table below summarizes the balances and effective interest rates for short-term debt.
Table 9.3 - Short-Term Debt

	December 31, 2020			December 31, 2019
(Dollars in millions)	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Short-term debt:
Discount notes and Reference Bills	$11	$11	0.69%	$60,830	$60,629	1.67%
Medium-term notes	4,944	4,944	1.31	40,407	40,405	2.31
Securities sold under agreements to repurchase	—	—	—	9,843	9,843	1.46
Total short-term debt	$4,955	$4,955	1.31%	$111,080	$110,877	1.89%

FREDDIE MAC | 2020 Form 10-K	226

Financial Statements	Notes to the Consolidated Financial Statements | Note 9
Long-Term Debt

The table below summarizes our long-term debt.
Table 9.4 - Long-Term Debt

	December 31, 2020				December 31, 2019
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Long-term debt:
Fixed-rate:
Medium-term notes — callable	2021-2050	$122,967	$122,895	0.71%	2020 - 2037	$83,470	$83,433	2.01%
Medium-term notes — non-callable	2021-2028	7,710	7,758	0.75	2020 - 2028	2,498	2,519	2.14
Reference Notes securities — non-callable	2021-2032	64,162	64,124	1.55	2020 - 2032	39,124	39,176	2.71
STACR and SCR debt notes	2031-2042	111	114	12.71	2031 - 2042	123	126	12.74
Variable-rate:
Medium-term notes — callable	2021-2025	371	371	1.93	2020 - 2034	10,682	10,668	2.18
Medium-term notes — non-callable	2021-2026	68,838	68,824	0.63	2020 - 2026	15,727	15,724	2.45
STACR	2023-2042	12,377	12,228	4.10	2023 - 2042	15,373	15,526	5.58
Zero-coupon:
Medium-term notes — non-callable	2021-2039	4,850	2,578	5.99	2020 - 2039	4,880	2,450	5.94
Other	2047-2050	—	57	0.49	2047 - 2049	—	6	0.63
Hedging-related basis adjustments		N/A	466			N/A	668
Total long-term debt		$281,386	$279,415	1.09%		$171,877	$170,296	2.61%
(1)Represents par value, net of associated discounts or premiums and issuance costs. Includes $2.4 billion and $3.7 billion at December 31, 2020 and December 31, 2019, respectively, of long term-debt that represents the fair value of debt securities with the fair value option elected.
(2)Based on carrying amount, excluding hedge-related basis adjustments.
A portion of our long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.
The table below summarizes the contractual maturities of long-term debt securities at December 31, 2020.
Table 9.5 - Contractual Maturities of Long-Term Debt and Debt Securities

(In millions)	Amounts
Annual Maturities
Long-term debt (excluding STACR and SCR debt notes):
2021	$43,422
2022	61,071
2023	61,998
2024	21,679
2025	44,342
Thereafter	36,386
Debt securities of consolidated trusts held by third parties, STACR, and SCR debt notes(1)	2,253,090
Total	2,521,988
Net discounts, premiums, debt issuance costs, hedge-related, and other basis adjustments(2)	65,603
Total debt securities of consolidated trusts held by third parties, STACR, SCR and long-term debt	$2,587,591
(1)Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time without penalty.
(2)Other basis adjustments primarily represent changes in fair value on debt where we have elected the fair value option.
Non-Cash Investing and Financing Activities

During the years ended December 31, 2020 and December 31, 2019, we issued $0.8 billion and $0.7 billion, respectively, of debt of Freddie Mac in exchange for cash collateral that was previously pledged by sellers. These debt issuances represent non-cash transactions.

FREDDIE MAC | 2020 Form 10-K	227

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

NOTE 10
Derivatives
Derivatives are reported at their fair value on our consolidated balance sheets. Changes in fair value and interest accruals on derivatives not in qualifying fair value hedge relationships are recorded as investment gains (losses), net on our consolidated statements of comprehensive income. Derivatives in a net asset position, including net derivative interest receivable or payable, are reported as derivative assets, net. Similarly, derivatives in a net liability position, including net derivative interest receivable or payable, are reported as derivative liabilities, net. We offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Non-cash collateral held is not recognized on our consolidated balance sheets as we do not obtain effective control over the collateral, and non-cash collateral posted is not de-recognized from our consolidated balance sheets as we do not relinquish effective control over the collateral. Therefore, non-cash collateral held or posted is not presented as an offset against derivative assets or derivative liabilities on our consolidated balance sheets.
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
Use of Derivatives

We use derivatives primarily to hedge interest-rate sensitivity mismatches between our financial assets and liabilities. We analyze the interest-rate sensitivity of financial assets and liabilities across a variety of interest-rate scenarios based on market prices, models, and economics. When we use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty credit risk, and our overall risk management strategy.
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

FREDDIE MAC | 2020 Form 10-K	228

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

Commitments

We routinely enter into commitments that include commitments to:
■    Purchase and sell investments in securities;
■    Purchase and sell loans; and
■    Purchase and extinguish or issue debt securities of our consolidated trusts.
Most of these commitments are considered derivatives and therefore are subject to the accounting guidance for derivatives and hedging.
Hedge Accounting

Fair Value Hedges
We apply fair value hedge accounting to certain single-family mortgage loans where we hedge the changes in fair value of these loans attributable to the designated benchmark interest rate (i.e., LIBOR), using LIBOR-based interest-rate swaps. We also apply fair value hedge accounting to certain issuances of debt where we hedge the changes in fair value of the debt attributable to the designated benchmark interest rate (i.e., LIBOR), using LIBOR-based interest-rate swaps. Under the last-of-layer fair value hedge accounting strategy, we hedge the changes in fair value of a portion of a closed pool of single-family mortgage loans that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. As part of this strategy, we have also elected to measure the change in fair value of the hedged item on the basis of the benchmark rate component of the contractual coupon cash flows determined at the hedge inception and by assuming the hedged item has a term that reflects only the designated cash flows being hedged.
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
Cash Flow Hedges
There are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately. Amounts reclassified from AOCI are recorded in interest expense. See Note 13 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.

FREDDIE MAC | 2020 Form 10-K	229

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.
Table 10.1 - Derivative Assets and Liabilities at Fair Value

	December 31, 2020			December 31, 2019
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$559,596	$2,639	($7,091)	$488,242	$2,000	($4,168)
Written options	18,259	—	(735)	10,984	—	(130)
Purchased options (1)	169,995	5,265	—	152,480	4,198	—
Futures	181,702	—	—	210,305	—	—
Total interest-rate risk management derivatives	929,552	7,904	(7,826)	862,011	6,198	(4,298)
Mortgage commitment derivatives:
Forward contracts to purchase mortgage loans	37,122	183	—	8,028	11	(8)
Forward contracts to purchase mortgage-related securities	45,185	203	—	28,194	44	(5)
Forward contracts to sell mortgage-related securities	136,802	2	(759)	57,738	6	(113)
Total mortgage commitment derivatives	219,109	388	(759)	93,960	61	(126)
CRT-related derivatives	28,949	61	(47)	12,362	15	(116)
Other	4,029	2	(16)	5,984	1	(28)
Total derivatives not designated as hedges	1,181,639	8,355	(8,648)	974,317	6,275	(4,568)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	180,686	224	(500)	192,366	104	(714)
Total derivatives designated as fair value hedges	180,686	224	(500)	192,366	104	(714)
Derivative interest receivable (payable)(2)		455	(523)		887	(724)
Netting adjustments(3)		(7,829)	8,717		(6,422)	5,634
Total derivative portfolio, net	$1,362,325	$1,205	($954)	$1,166,683	$844	($372)
(1)Includes swaptions on credit indices with a notional or contractual amount of $16.8 billion and $11.4 billion at December 31, 2020 and December 31, 2019, respectively, and a fair value of $9.0 million and $3.0 million at December 31, 2020 and December 31, 2019, respectively.
(2)Includes other derivative receivables and payables.
(3)Represents counterparty netting and cash collateral netting.
See Note 11 for information related to our derivative counterparties and collateral held and posted.

FREDDIE MAC | 2020 Form 10-K	230

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our consolidated statements of comprehensive income (loss) as investment gains (losses), net.
Table 10.2 - Gains and Losses on Derivatives

	Year Ended December 31,
(In millions)	2020	2019	2018
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	($1,627)	($3,085)	$1,422
Written options	(161)	(235)	18
Purchased options	2,404	423	(648)
Futures	(2,442)	(946)	57
Total interest-rate risk management derivatives fair value gains (losses)	(1,826)	(3,843)	849
Mortgage commitment derivatives	(1,856)	(452)	606
CRT-related derivatives	163	(1)	(38)
Other	57	52	(6)
Total derivatives not designated as hedges fair value gains (losses)	(3,462)	(4,244)	1,411
Accrual of periodic cash settlements on swaps(1)	(1,576)	(272)	(141)
Total	($5,038)	($4,516)	$1,270
(1)Includes interest on variation margin on cleared interest-rate swaps.

FREDDIE MAC | 2020 Form 10-K	231

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

Fair Value Hedges

The table below presents the effects of fair value hedge accounting by consolidated statements of comprehensive income (loss) line, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 10.3 - Gains and Losses on Fair Value Hedges

	Year Ended December 31,
	2020		2019		2018
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented on our consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$62,340	($49,569)	$72,895	($61,047)	$70,054	($58,033)

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships:
Hedged items	5,071	—	4,569	—	(1,776)	—
Derivatives designated as hedging instruments	(4,836)	—	(4,309)	—	1,091	—
Interest accruals on hedging instruments	(434)	—	(48)	—	(439)	—
Discontinued hedge related basis adjustment amortization	(2,840)	—	(446)	—	133	—
Interest contracts on debt:
Gain or (loss) on fair value hedging relationships:
Hedged Items	—	(49)	—	(1,038)	—	145
Derivatives designated as hedging instruments	—	11	—	1,231	—	155
Interest accruals on hedging instruments	—	835	—	(184)	—	(313)
Discontinued hedge related basis adjustment amortization	—	60	—	63	—	(3)
Cumulative Basis Adjustments due to Fair Value Hedging

The tables below present the hedged item cumulative basis adjustments due to qualifying fair value hedging and the related hedged item carrying amounts by their respective balance sheet line item.
Table 10.4 - Cumulative Basis Adjustments due to Fair Value Hedging

	December 31, 2020
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$478,077	$5,117	($318)	$5,435	$220,301	$9,112
Debt	(176,512)	(466)	—	(38)	—	—

	December 31, 2019
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$470,889	$2,886	($943)	$3,829	$273,346	$22,747
Debt	(122,746)	(668)	—	(93)	—	—

FREDDIE MAC | 2020 Form 10-K	232

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

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
In the event that all of our counterparties for OTC interest-rate swaps and option-based derivatives were to have defaulted simultaneously on December 31, 2020, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $29 million. A significant majority of our net uncollateralized exposure to OTC derivative counterparties is concentrated with four counterparties, all of which were investment grade as of December 31, 2020. We regularly review the market value of securities pledged as collateral and derivative counterparty collateral posting thresholds, where applicable, in an effort to manage our exposure to losses.
Regulations adopted by certain financial institution regulators (including FHFA) that became effective March 1, 2017 require posting of variation margin without the application of any thresholds for OTC derivative transactions executed after that date. However, for OTC derivative transactions executed before March 1, 2017 the amount of collateral we pledge to counterparties related to our derivative instruments is determined after giving consideration to our credit rating. The aggregate fair value of our OTC derivative instruments containing credit-risk related contingent features, netted by counterparty, that were in a liability position on December 31, 2020 was $3.5 billion for which we posted cash and non-cash collateral of $3.4 billion in the normal course of business. A reduction in our credit ratings may trigger additional collateral requirements related to these OTC derivative instruments. If a reduction in our credit ratings had triggered additional collateral requirements related to these OTC derivative instruments on December 31, 2020, the maximum additional collateral we would have been required to post to our counterparties would be $0.1 billion. Our OTC derivative transactions will now become subject to new initial margin requirements starting September 1, 2021.
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

FREDDIE MAC | 2020 Form 10-K	233

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total exposure on our forward purchase and sale commitments was $388 million and $61 million at December 31, 2020 and December 31, 2019, respectively.
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
We present accrued interest receivable separately on our consolidated balance sheets. As of December 31, 2020 and December 31, 2019, we recognized accrued interest receivable for securities purchased under agreements to resell of $2 million and $18 million, respectively.
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
During 1Q 2020, certain of our counterparties engaged in securities purchased under agreements to resell on Freddie Mac securities defaulted under the terms of the governing legal agreements by failing to meet margin requirements. The transactions were terminated in accordance with the terms of the agreements and we recognized the collateral at fair value, which was in excess of the counterparties' outstanding obligations. We did not recognize a financial loss as a result of these defaults.
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

FREDDIE MAC | 2020 Form 10-K	234

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

Offsetting of Financial Assets and Liabilities

When we receive cash collateral, we recognize the amount received along with a corresponding obligation to return the collateral. When we post cash collateral, we derecognize the amount posted along with a corresponding asset for our right to receive the return of the collateral. We generally do not recognize or derecognize collateral received or pledged in the form of securities as the transferor in such arrangements does not relinquish effective control over the securities transferred. See Note 10 for additional information on our consolidated balance sheets presentation of collateral related to derivatives transactions. At December 31, 2020 and December 31, 2019, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
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

FREDDIE MAC | 2020 Form 10-K	235

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

Table 11.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	December 31, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$8,566	($5,932)	($1,957)	$677	($648)	$29
Cleared and exchange-traded derivatives	17	—	60	77	—	77
Mortgage commitment derivatives	388	—	—	388	—	388
Other	63	—	—	63	—	63
Total derivatives	9,034	(5,932)	(1,897)	1,205	(648)	557
Securities purchased under agreements to resell	105,003	—	—	105,003	(105,003)	—
Total	$114,037	($5,932)	($1,897)	$106,208	($105,651)	$557
Liabilities:
Derivatives:
OTC derivatives	($8,812)	$5,932	$2,759	($121)	$—	($121)
Cleared and exchange-traded derivatives	(37)	—	26	(11)	—	(11)
Mortgage commitment derivatives	(759)	—	—	(759)	—	(759)
Other	(63)	—	—	(63)	—	(63)
Total derivatives	(9,671)	5,932	2,785	(954)	—	(954)
Securities sold under agreements to repurchase	—	—	—	—	—	—
Total	($9,671)	$5,932	$2,785	($954)	$—	($954)

	December 31, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,045	($4,465)	($2,075)	$505	($485)	$20
Cleared and exchange-traded derivatives	144	(5)	123	262	—	262
Mortgage commitment derivatives	61	—	—	61	—	61
Other	16	—	—	16	—	16
Total derivatives	7,266	(4,470)	(1,952)	844	(485)	359
Securities purchased under agreements to resell	66,114	(9,843)	—	56,271	(56,271)	—
Total	$73,380	($14,313)	($1,952)	$57,115	($56,756)	$359
Liabilities:
Derivatives:
OTC derivatives	($5,731)	$4,465	$1,164	($102)	$—	($102)
Cleared and exchange-traded derivatives	(5)	5	—	—	—	—
Mortgage commitment derivatives	(126)	—	—	(126)	—	(126)
Other	(144)	—	—	(144)	—	(144)
Total derivatives	(6,006)	4,470	1,164	(372)	—	(372)
Securities sold under agreements to repurchase	(9,843)	9,843	—	—	—	—
Total	($15,849)	$14,313	$1,164	($372)	$—	($372)

(1)Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.
(2)Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the consolidated balance sheets.

FREDDIE MAC | 2020 Form 10-K	236

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. We had $2.8 billion and $2.6 billion pledged to us as collateral that was invested as part of our liquidity and contingency operating portfolio as of December 31, 2020 and December 31, 2019, respectively.
We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At December 31, 2020 and December 31, 2019, we had $85.8 billion and $52.4 billion, respectively, of securities pledged to us in these transactions. In addition, at December 31, 2020 and December 31, 2019, we had $0.8 billion and $2.4 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge.
Collateral Pledged by Freddie Mac
We deposited cash collateral totaling $1.3 billion and $0.2 billion as of December 31, 2020 and December 31, 2019, respectively, related to commitments and securities purchased under agreements to resell transactions with central clearing organizations.
The tables below summarize the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 11.2 - Collateral in the Form of Securities Pledged

	December 31, 2020
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$121	$—	$345	$466
Trading securities	1,920	—	1,163	3,083
Total securities pledged	$2,041	$—	$1,508	$3,549

	December 31, 2019
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$562	$—	$280	$842
Trading securities	2,894	9,346	49	12,289
Total securities pledged	$3,456	$9,346	$329	$13,131
(1)Represents debt securities of consolidated trusts held by us in our Capital Markets segment mortgage investments portfolio which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.
(2)Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
The table below presents the underlying collateral pledged and the remaining contractual maturity of our gross obligations under securities sold under agreements to repurchase as of December 31, 2019. We had no outstanding securities sold under agreements to repurchase as of December 31, 2020.
Table 11.3 - Underlying Collateral Pledged

	December 31, 2019
(In millions)	Overnight and Continuous	30 days or Less	After 30 days Through 90 days	Greater Than 90 days	Total
U.S. Treasury securities and other	$—	$9,081	$265	$—	$9,346

FREDDIE MAC | 2020 Form 10-K	237

Financial Statements	Notes to the Consolidated Financial Statements | Note 12
NOTE 12
Other Assets and Other Liabilities
The table below presents the components of other assets and other liabilities on our consolidated balance sheets.
Table 12.1 - Significant Components of Other Assets and Other Liabilities

	December 31,
(In millions)	2020	2019
Other assets:
Real estate owned, net	$198	$555
Guarantee asset	5,509	4,426
Servicer receivables	20,926	10,112
Advances to lenders	4,162	1,873
Secured lending	1,680	2,313
LIHTC equity investments	1,410	972
All other	5,409	2,548
Total other assets	$39,294	$22,799
Other liabilities:
Guarantee obligation	$5,050	$4,292
All other	6,242	3,750
Total other liabilities	$11,292	$8,042

FREDDIE MAC | 2020 Form 10-K	238

Financial Statements	Notes to the Consolidated Financial Statements | Note 13
NOTE 13
Stockholders' Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The tables below present changes in AOCI after the effects of our federal statutory tax rate of 21% for the three years presented below, related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.
Table 13.1 - Changes in AOCI by Component, Net of Taxes

	Year Ended December 31, 2020
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$618	($244)	$64	$438
Other comprehensive income before reclassifications	502	—	(9)	493
Amounts reclassified from accumulated other comprehensive income	(310)	38	(16)	(288)
Changes in AOCI by component	192	38	(25)	205
Ending balance	$810	($206)	$39	$643

	Year Ended December 31, 2019
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$83	($315)	$97	($135)
Other comprehensive income before reclassifications	668	—	(17)	651
Amounts reclassified from accumulated other comprehensive income	(133)	71	(16)	(78)
Changes in AOCI by component	535	71	(33)	573
Ending balance	$618	($244)	$64	$438

	Year Ended December 31, 2018
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$662	($356)	$83	$389
Other comprehensive income before reclassifications	(476)	—	11	(465)
Amounts reclassified from accumulated other comprehensive income	(246)	114	(16)	(148)
Changes in AOCI by component	(722)	114	(5)	(613)
Cumulative effect of change in accounting principle (1)	143	(73)	19	89
Ending balance	$83	($315)	$97	($135)
(1)Includes the effect of adopting the accounting guidance on reclassification of stranded tax effects of the Tax Cuts and Jobs Act in 1Q 2018.
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

FREDDIE MAC | 2020 Form 10-K	239

Financial Statements	Notes to the Consolidated Financial Statements | Note 13
Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item on our consolidated statements of comprehensive income (loss).
Table 13.2 - Reclassifications from AOCI to Net Income

	Year Ended December 31,
(In millions)	2020	2019	2018
AOCI related to available-for-sale securities
Affected line items on the consolidated statements of comprehensive income (loss):
Investment gains (losses), net	$393	$168	$312
Income tax (expense) benefit	(83)	(35)	(66)
Net of tax	310	133	246
AOCI related to cash flow hedge relationships
Affected line items on the consolidated statements of comprehensive income (loss):
Interest expense	(50)	(90)	(133)
Income tax (expense) benefit	12	19	19
Net of tax	(38)	(71)	(114)
AOCI related to defined benefit plans
Affected line items on the consolidated statements of comprehensive income (loss):
Salaries and employee benefits	20	20	20
Income tax (expense) benefit	(4)	(4)	(4)
Net of tax	16	16	16
Total reclassifications in the period net of tax	$288	$78	$148
Senior Preferred Stock

Pursuant to the Purchase Agreement described in Note 2, we issued one million shares of senior preferred stock to Treasury on September 8, 2008, in partial consideration of Treasury's commitment to provide funds to us.
Shares of the senior preferred stock have a par value of $1, and have a stated value and initial liquidation preference of $1 billion, or $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the Purchase Agreement and any quarterly commitment fees that are not paid in cash to Treasury nor waived by Treasury will be added to the liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock also increased by $3.0 billion on December 31, 2017 pursuant to the December 2017 Letter Agreement. Pursuant to the September 2019 and January 2021 Letter Agreements, the liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter, from September 30, 2019 through the Capital Reserve End Date, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. During 3Q 2020, our Net Worth Amount increased by $2.4 billion. As a result, the liquidation preference of the senior preferred stock increased to $86.5 billion on December 31, 2020 and will increase to $89.1 billion on March 31, 2021 based on the $2.5 billion increase in our Net Worth Amount during 4Q 2020. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock in limited circumstances. As discussed in Note 2, the quarterly commitment fee has been suspended until the Capital Reserve End Date. By the Capital Reserve End Date, we and Treasury, in consultation with the Chairman of the Federal Reserve, will mutually agree on a periodic commitment fee we will pay for Treasury's remaining funding commitment with respect to the five-year period commencing on the first January 1 after the Capital Reserve Date.
Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers, and privileges of the Board. The dividend is presented in the period in which it is determinable for the senior preferred stock, as a reduction to net income (loss) available to common stockholders and net income (loss) per common share. The dividend is declared and paid in the following period and recorded as a reduction to equity in the period declared. There were no cash dividends paid in 2020. Total dividends paid in cash during 2019 and 2018 at the direction of the Conservator were $3.1 billion and $4.1 billion, respectively. See Note 2 for a discussion of our net worth sweep dividend.

FREDDIE MAC | 2020 Form 10-K	240

Financial Statements	Notes to the Consolidated Financial Statements | Note 13
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
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury's funding commitment set forth in the Purchase Agreement; however, we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of accrued and unpaid dividends previously added to the liquidation preference and not previously paid down and quarterly commitment fees previously added to the liquidation preference and not previously paid down. Pursuant to the January 2021 Letter Agreement, we are permitted to issue common stock with aggregate gross proceeds of up to $70.0 billion after Treasury's exercise in full of its warrant to acquire 79.9% of our common stock and resolution of currently pending material litigation related to our conservatorship and the Purchase Agreement, and we are permitted to use the net proceeds of such issuance(s) to build capital. If we issue any other shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of such issuances must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury's funding commitment. Following the termination of Treasury's funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. If, after termination of Treasury's funding commitment, we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be deemed to have been redeemed as of the payment date.

FREDDIE MAC | 2020 Form 10-K	241

Financial Statements	Notes to the Consolidated Financial Statements | Note 13
The table below provides a summary of our senior preferred stock outstanding at December 31, 2020.
Table 13.3 - Senior Preferred Stock

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw Adjustment Dates:
September 8, 2008	1.00	1.00	$1.00	$1,000	$1,000
December 31, 2017	—	—	—	N/A	3,000
September 30, 2019	—	—	—	N/A	1,826
December 31, 2019	—	—	—	N/A	1,848
March 31, 2020	—	—	—	N/A	2,448
June 30, 2020	—	—	—	N/A	382
September 30, 2020	—	—	—	N/A	1,938
December 31, 2020	—	—	—	N/A	2,449
Total non-draw adjustments	1.00	1.00	1.00		14,891
Draw Dates:
November 24, 2008	—	—	—	N/A	13,800
March 31, 2009	—	—	—	N/A	30,800
June 30, 2009	—	—	—	N/A	6,100
June 30, 2010	—	—	—	N/A	10,600
September 30, 2010	—	—	—	N/A	1,800
December 30, 2010	—	—	—	N/A	100
March 31, 2011	—	—	—	N/A	500
September 30, 2011	—	—	—	N/A	1,479
December 30, 2011	—	—	—	N/A	5,992
March 30, 2012	—	—	—	N/A	146
June 29, 2012	—	—	—	N/A	19
March 30, 2018	—	—	—	N/A	312
Total draw adjustments	—	—	—		71,648
Total senior preferred stock	1.00	1.00	$1.00		$86,539
No cash was received from Treasury under the Purchase Agreement in 2020 because we had positive net worth at December 31, 2019, March 31, 2020, June 30, 2020, and September 30, 2020 and, consequently, FHFA did not request a draw on our behalf in 2020. At December 31, 2020, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. The aggregate liquidation preference of the senior preferred stock owned by Treasury was $86.5 billion as of December 31, 2020 and $79.3 billion as of December 31, 2019.
Our quarterly senior preferred stock dividend requirement is currently the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. Pursuant to the January 2021 Letter Agreement, the applicable Capital Reserve Amount as of October 1, 2020 is the amount of adjusted total capital necessary to meet the capital requirements and buffers set forth in the ERCF. This increased Capital Reserve Amount will remain in effect until the last day of the second fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result, we will not have a dividend requirement on the senior preferred stock until we have built sufficient capital to meet the capital requirements and buffers set forth in the ERCF. If, for any reason, we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero.
Upon the Capital Reserve End Date, our quarterly senior preferred stock dividend requirement will be an amount equal to the lesser of (i) 10% per annum on the then-current liquidation preference of the Senior Preferred Stock and (ii) a quarterly amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period after the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we shall have paid in cash full cumulative dividends, the dividend amount will be 12% per annum on the then-current liquidation preference of the senior preferred stock. See Note 2 for additional information.

FREDDIE MAC | 2020 Form 10-K	242

Financial Statements	Notes to the Consolidated Financial Statements | Note 13
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
We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock on our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant's exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the shares associated with the warrant are included in the computation of basic and diluted earnings (loss) per share. The weighted average shares of common stock outstanding for the years ended December 31, 2020, 2019, and 2018 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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

FREDDIE MAC | 2020 Form 10-K	243

Financial Statements	Notes to the Consolidated Financial Statements | Note 13
The table below provides a summary of our preferred stock outstanding at their redemption values at December 31, 2020.
Table 13.4 - Preferred Stock

(In millions, except redemption price per share)	Issue Date	Shares Authorized	Shares Outstanding	Total Par Value	Redemption Price per Share	Total Outstanding Balance	Redeemable On or After	OTCQB Symbol
Preferred stock:
1996 Variable-rate(1)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FMCCI
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(2)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FMCKK
1998 Variable-rate(3)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FMCCG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FMCCH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(2)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(2)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FMCCK
1999 Variable-rate(4)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FMCCL
2001 Variable-rate(5)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FMCCM
2001 Variable-rate(6)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FMCCN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FMCCO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FMCCP
2001 Variable-rate(7)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FMCCJ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FMCKP
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(2)
2006 Variable-rate(8)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FMCCS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FMCCT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FMCKO
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FMCKM
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FMCKN
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FMCKL
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FMCKI
2007 Fixed-to-floating rate(9)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FMCKJ
Total, preferred stock		464.17	464.17	$464.17		$14,109
(1)Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 9.00%.
(2)Issued through private placement.
(3)Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 7.50%.
(4)Dividend rate resets on January 1 every five years after January 1, 2005 based on a five-year Constant Maturity Treasury rate, and is capped at 11.00%. Optional redemption on December 31, 2004 and on December 31 every five years thereafter.
(5)Dividend rate resets on April 1 every two years after April 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.10%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every two years thereafter.
(6)Dividend rate resets on April 1 every year based on 12-month LIBOR minus 0.20%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every year thereafter.
(7)Dividend rate resets on July 1 every two years after July 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.20%, and is capped at 11.00%. Optional redemption on June 30, 2003 and on June 30 every two years thereafter.
(8)Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 0.50% but not less than 4.00%.
(9)Dividend rate is set at an annual fixed rate of 8.375% from December 4, 2007 through December 31, 2012. For the period beginning on or after January 1, 2013, dividend rate resets quarterly and is equal to the higher of: (a) the sum of three-month LIBOR plus 4.16% per annum or (b) 7.875% per annum. Optional redemption on December 31, 2012 and on December 31 every five years thereafter.

FREDDIE MAC | 2020 Form 10-K	244

Financial Statements	Notes to the Consolidated Financial Statements | Note 13
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
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2020 and 2019, except for issuances of treasury stock as reported on our consolidated statements of equity relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. During 2020, the deferral period lapsed on 351 RSUs. At December 31, 2020, 351 RSUs remained outstanding. In addition, there were 41,160 shares of restricted stock outstanding at both December 31, 2020 and December 31, 2019. At December 31, 2020, no stock options were outstanding.
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
For purposes of the earnings-per-share calculation, antidilutive potential common shares excluded from the computation of dilutive potential common shares were 0 at December 31, 2020, December 31, 2019, and December 31, 2018.
Dividends and Dividend Restrictions

No common dividends were declared in 2020, 2019, and 2018. No dividends were paid during 2020 on the senior preferred stock as a result of the increase in the applicable Capital Reserve Amount pursuant to the September 2019 and January 2021 Letter Agreements. In 2019 and 2018, we paid dividends of $3.1 billion and $4.1 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 2020.
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

FREDDIE MAC | 2020 Form 10-K	245

Financial Statements	Notes to the Consolidated Financial Statements | Note 13
or that would decrease core capital to an amount less than the minimum capital level. As noted above, our capital requirements have been suspended during conservatorship.
■ Restrictions Relating to Preferred Stock - Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares outstanding, respectively, as of December 31, 2020. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock.
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

FREDDIE MAC | 2020 Form 10-K	246

Financial Statements	Notes to the Consolidated Financial Statements | Note 14
NOTE 14
Net Interest Income
The table below presents the components of net interest income per our consolidated statements of comprehensive income (loss).
Table 14.1 - Components of Net Interest Income

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Interest income
Mortgage loans	$59,290	$68,583	$66,037
Investment securities	2,581	2,737	3,035
Other	469	1,575	982
Total interest income	62,340	72,895	70,054
Interest expense
Debt securities of consolidated trusts held by third parties	(46,281)	(53,980)	(51,529)
Debt of Freddie Mac:
Short-term debt	(606)	(1,910)	(1,193)
Long-term debt	(2,682)	(5,157)	(5,311)
Total interest expense	(49,569)	(61,047)	(58,033)
Net interest income	12,771	11,848	12,021
Benefit (provision) for credit losses	(1,452)	746	736
Net interest income after benefit (provision) for credit losses	$11,319	$12,594	$12,757

FREDDIE MAC | 2020 Form 10-K	247

Financial Statements	Notes to the Consolidated Financial Statements | Note 15
NOTE 15
Investment Gains (Losses), Net
The table below presents the components of investment gains (losses), net on our consolidated statements of comprehensive income (loss).
Table 15.1 - Components of Investment Gains (Losses), Net

	Year Ended December 31,
(In millions)	2020	2019	2018
Investment gains (losses), net:
Mortgage loans gains (losses)	$5,372	$4,744	$746
Investment securities gains (losses)	778	389	(815)
Debt gains (losses)	701	201	720
Derivative gains (losses)	(5,038)	(4,516)	1,270
Investment gains (losses), net	$1,813	$818	$1,921

FREDDIE MAC | 2020 Form 10-K	248

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

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
Income tax expense excludes the tax effects related to adjustments recorded to other comprehensive income, such as unrealized gains and losses on available-for-sale securities. In addition, income tax expense includes our investment in LIHTC partnerships, which are accounted for under the proportional amortization method and generate federal income tax credits and deductible operating losses.
The table below presents the components of our federal income tax expense for the past three years. We are exempt from state and local income taxes.
Table 16.1 - Federal Income Tax Expense

	Year Ended December 31,
(In millions)	2020	2019	2018
Current income tax (expense) benefit	($2,493)	($1,018)	($848)
Deferred income tax (expense) benefit	590	(817)	(1,391)
Total income tax (expense) benefit	($1,903)	($1,835)	($2,239)
Income tax expense increased from 2019 to 2020 primarily due to an increase in pre-tax book income, and decreased from 2018 to 2019, primarily due to a decrease in pre-tax book income.
The table below presents the reconciliation between our federal statutory income tax rate and our effective tax rate for the past three years.
Table 16.2 - Reconciliation of Federal Statutory Income Tax Rate to Effective Tax Rate

	Year Ended December 31,
	2020		2019		2018
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory corporate tax rate	($1,938)	21.0%	($1,900)	21.0%	($2,410)	21.0%
Tax-exempt interest	25	(0.3)	18	(0.2)	19	(0.2)
Tax credits	55	(0.6)	48	(0.5)	56	(0.5)
Valuation allowance	(4)	0.1	9	(0.1)	(13)	0.1
Revaluation of deferred tax asset to enacted rate	—	—	—	—	184	(1.6)
Other (includes proportional amortization of affordable housing investments)	(41)	0.4	(10)	0.1	(75)	0.7
Effective tax rate	($1,903)	20.6%	($1,835)	20.3%	($2,239)	19.5%

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

FREDDIE MAC | 2020 Form 10-K	249

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

The table below presents the balance of significant deferred tax assets and liabilities at December 31, 2020 and December 31, 2019. The valuation allowance relates to capital loss carryforwards included in Other items, net that we expect to expire unused.
Table 16.3 - Deferred Tax Assets and Liabilities

	Year Ended December 31,
(In millions)	2020	2019
Deferred tax assets:
Deferred fees	$3,354	$3,529
Basis differences related to derivative instruments	1,810	1,398
Credit related items and allowance for loan losses	844	79
Basis differences related to assets held for investment	999	921
Other items, net	134	56
Total deferred tax assets	7,141	5,983
Deferred tax liabilities:
Unrealized gains related to available-for-sale securities	(543)	(28)
Total deferred tax liabilities	(543)	(28)
Valuation allowance	(41)	(37)
Deferred tax assets, net	$6,557	$5,918
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
Based on all positive and negative evidence available at December 31, 2020, we determined that it is more likely than not that our net deferred tax assets, except for the deferred tax asset related to our capital loss carryforwards, will be realized. A valuation allowance of $41 million has been recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits

We recognize a tax position taken or expected to be taken (and any associated interest and penalties) if it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of December 31, 2020.

FREDDIE MAC | 2020 Form 10-K	250

Financial Statements	Notes to the Consolidated Financial Statements | Note 17
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
■    Net guarantee fees, including certain fee amortization and implied guarantee fee income related to single-family unsecuritized loans held in the mortgage-related investments portfolio, are reclassified in Segment Earnings from net interest income to guarantee fee income.

FREDDIE MAC | 2020 Form 10-K	251

Financial Statements	Notes to the Consolidated Financial Statements | Note 17
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
■    The accrual of periodic cash settlements of derivatives while not in qualifying hedge relationships is reclassified from investment gains (losses) to net interest income for Segment Earnings.
■    For Segment Earnings, changes in the fair value of the hedging instrument and changes in the fair value of the hedged item attributable to the risk being hedged are reclassified to investment gains (losses), net from net interest income.
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
Segment Allocations

The results of each reportable segment include directly attributable revenues and expenses. Administrative expenses that are not directly attributable to a segment are allocated to our segments using various methodologies, depending on the nature of the expense. Net interest income for each segment includes allocated debt funding and hedging costs related to certain assets of each segment. Funding and interest-rate risk is consolidated and primarily managed by the Capital Markets segment for all other business segments. In connection with this activity, the Capital Markets segment transfers costs or income to the other segments. The actual costs or income may vary relative to these intra-company transfers. In addition, the financial statement variability associated with the use of derivatives to hedge certain assets outside the Capital Markets segment and other activity that results in GAAP variability is not fully allocated to other segments. These allocations do not include the effects of dividends paid on our senior preferred stock.

FREDDIE MAC | 2020 Form 10-K	252

Financial Statements	Notes to the Consolidated Financial Statements | Note 17
The table below presents Segment Earnings by segment.
Table 17.1 - Segment Earnings (Loss) and Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2020	2019	2018
Segment Earnings (Loss), net of taxes:
Single-family Guarantee	$4,536	$4,365	$3,908
Multifamily	3,114	1,827	1,319
Capital Markets	(324)	1,022	4,008
All Other	—	—	—
Total Segment Earnings (Loss), net of taxes	$7,326	$7,214	$9,235
Net income (loss) per consolidated statements of comprehensive income (loss)	$7,326	$7,214	$9,235
Comprehensive income (loss) of segments:
Single-family Guarantee	$4,520	$4,343	$3,905
Multifamily	3,215	1,928	1,236
Capital Markets	(204)	1,516	3,481
All Other	—	—	—
Comprehensive income (loss) of segments	$7,531	$7,787	$8,622
Comprehensive income (loss) per consolidated statements of comprehensive income (loss)	$7,531	$7,787	$8,622
The tables below present detailed reconciliations between our GAAP consolidated statements of comprehensive income (loss) and Segment Earnings (Loss) for our reportable segments and All Other.
Table 17.2 - Segment Earnings (Loss) and Reconciliations to GAAP Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2020
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income (Loss)
(In millions)
Net interest income	$—	$943	$522	$—	$1,465	$11,306	$12,771
Guarantee fee income	10,292	1,444	—	—	11,736	(10,294)	1,442
Investment gains (losses), net	956	2,047	(231)	—	2,772	(959)	1,813
Other income (loss)	241	176	(266)	—	151	482	633
Benefit (provision) for credit losses	(1,680)	(132)	—	—	(1,812)	360	(1,452)
Administrative expense	(1,609)	(514)	(412)	—	(2,535)	—	(2,535)
Credit enhancement expense	(1,696)	(22)	—	—	(1,718)	660	(1,058)
Benefit for (decrease in) credit enhancement recoveries	305	18	—	—	323	—	323
REO operations expense	(152)	—	—	—	(152)	3	(149)
Other expense	(943)	(37)	(21)	—	(1,001)	(1,558)	(2,559)
Income tax (expense) benefit	(1,178)	(809)	84	—	(1,903)	—	(1,903)
Net income (loss)	4,536	3,114	(324)	—	7,326	—	7,326
Changes in unrealized gains (losses) related to available-for-sale securities	—	105	87	—	192	—	192
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	38	—	38	—	38
Changes in defined benefit plans	(16)	(4)	(5)	—	(25)	—	(25)
Total other comprehensive income (loss), net of taxes	(16)	101	120	—	205	—	205
Comprehensive income (loss)	$4,520	$3,215	($204)	$—	$7,531	$—	$7,531

FREDDIE MAC | 2020 Form 10-K	253

Financial Statements	Notes to the Consolidated Financial Statements | Note 17

	Year Ended December 31, 2019
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income (Loss)
(In millions)
Net interest income	$—	$1,069	$2,486	$—	$3,555	$8,293	$11,848
Guarantee fee income	7,773	1,101	—	—	8,874	(7,785)	1,089
Investment gains (losses), net	964	576	(36)	—	1,504	(686)	818
Other income (loss)	391	108	(700)	—	(201)	524	323
Benefit (provision) for credit losses	418	(3)	—	—	415	331	746
Administrative expense	(1,647)	(503)	(414)	—	(2,564)	—	(2,564)
Credit enhancement expense	(1,434)	(15)	—	—	(1,449)	700	(749)
Benefit for (decrease in) credit enhancement recoveries	41	—	—	—	41	—	41
REO operations expense	(245)	—	—	—	(245)	16	(229)
Other expense	(786)	(41)	(54)	—	(881)	(1,393)	(2,274)
Income tax (expense) benefit	(1,110)	(465)	(260)	—	(1,835)	—	(1,835)
Net income (loss)	4,365	1,827	1,022	—	7,214	—	7,214
Changes in unrealized gains (losses) related to available-for-sale securities	—	105	430	—	535	—	535
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	71	—	71	—	71
Changes in defined benefit plans	(22)	(4)	(7)	—	(33)	—	(33)
Total other comprehensive income (loss), net of taxes	(22)	101	494	—	573	—	573
Comprehensive income (loss)	$4,343	$1,928	$1,516	$—	$7,787	$—	$7,787

	Year Ended December 31, 2018
	Single-family Guarantee	Multifamily	Capital Markets	All Other	Total Segment Earnings (Loss)	Reclassifications	Total per Consolidated Statements of Comprehensive Income (Loss)
(In millions)
Net interest income	$—	$1,096	$3,217	$—	$4,313	$7,708	$12,021
Guarantee fee income	6,581	861	—	—	7,442	(6,576)	866
Investment gains (losses), net	307	16	1,803	—	2,126	(205)	1,921
Other income (loss)	841	129	340	—	1,310	(548)	762
Benefit (provision) for credit losses	448	24	—	—	472	264	736
Administrative expense	(1,491)	(437)	(365)	—	(2,293)	—	(2,293)
Credit enhancement expense	(1,069)	(16)	—	—	(1,085)	676	(409)
Benefit for (decrease in) credit enhancement recoveries	(8)	—	—	—	(8)	—	(8)
REO operations expense	(189)	1	—	—	(188)	19	(169)
Other expense	(568)	(36)	(11)	—	(615)	(1,338)	(1,953)
Income tax (expense) benefit	(944)	(319)	(976)	—	(2,239)	—	(2,239)
Net income (loss)	3,908	1,319	4,008	—	9,235	—	9,235
Changes in unrealized gains (losses) related to available-for-sale securities	—	(82)	(640)	—	(722)	—	(722)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	114	—	114	—	114
Changes in defined benefit plans	(3)	(1)	(1)	—	(5)	—	(5)
Total other comprehensive income (loss), net of taxes	(3)	(83)	(527)	—	(613)	—	(613)
Comprehensive income (loss)	$3,905	$1,236	$3,481	$—	$8,622	$—	$8,622

FREDDIE MAC | 2020 Form 10-K	254

Financial Statements	Notes to the Consolidated Financial Statements | Note 18

NOTE 18
Concentration of Credit and Other Risks
Concentrations of credit risk may arise when we do business with a number of customers or counterparties that engage in similar activities or have similar economic characteristics that make them vulnerable in similar ways to changes in industry conditions, which could affect their ability to meet their contractual obligations. Concentrations of credit risk may also arise when there are a limited number of counterparties in a certain industry. Based on our assessment of business conditions that could affect our financial results, we have determined that concentrations of credit risk exist among certain borrowers (including geographic concentrations and loans with certain higher risk characteristics), loan sellers and servicers, credit enhancement providers, and other investment counterparties. In the sections below, we discuss our concentration of credit risk for each of the groups to which we are exposed. For a discussion of our derivative counterparties, as well as related master netting and collateral agreements, see Note 11.
Single-Family Credit Guarantee Portfolio

Regional economic conditions may affect a borrower's ability to repay his or her loan and/or the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by house prices and interest rates.
The table below summarizes the concentration by loan portfolio and geographic area of the approximately $2.3 trillion and $2.0 trillion UPB of our single-family credit guarantee portfolio at December 31, 2020 and December 31, 2019, respectively. See Note 4, Note 6, and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.
Table 18.1 - Concentration of Credit Risk of Our Single-Family Credit Guarantee Portfolio

	December 31, 2020			December 31, 2019			2020(1)		2019
(Dollars in billions)	Portfolio UPB	% of Portfolio	Serious Delinquency Rate	Portfolio UPB	% of Portfolio	Serious Delinquency Rate	Credit Losses Amount	% of Credit Losses	Credit Losses Amount	% of Credit Losses
Core single-family loan portfolio	$2,093	90%	2.04%	$1,701	85%	0.26%	$0.1	33%	$0.3	18%
Legacy and relief refinance single-family loan portfolio	233	10	5.30	293	15	1.84	0.3	67	1.2	82
Total	$2,326	100%	2.64	$1,994	100%	0.63	$0.4	100%	$1.5	100%
Region:(2)
West	$720	31%	2.41	$595	30%	0.36	$—	5%	$0.2	12%
Northeast	549	24	3.16	475	24	0.87	0.2	40	0.5	37
North Central	357	15	2.06	319	16	0.61	0.1	27	0.3	19
Southeast	375	16	2.95	326	16	0.73	0.1	18	0.4	24
Southwest	325	14	2.59	279	14	0.54	—	10	0.1	8
Total	$2,326	100%	2.64	$1,994	100%	0.63	$0.4	100%	$1.5	100%
State:
California	$424	18%	2.64	$347	17%	0.34	$—	4%	$0.1	8%
Texas	145	6	3.11	123	6	0.54	—	3	—	3
Florida	135	6	3.70	116	6	0.77	—	9	0.2	14
New York	103	4	4.56	94	5	1.21	0.1	13	0.1	7
Illinois	96	4	2.96	88	4	0.85	0.1	14	0.2	10
All other	1,423	62	2.34	1,226	62	0.61	0.2	57	0.9	58
Total	$2,326	100%	2.64	$1,994	100%	0.63	$0.4	100%	$1.5	100%
(1)Excludes credit losses related to charge-offs of accrued interest receivables.
(2)Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
The REO balance, net at December 31, 2020 and December 31, 2019 associated with single-family properties was $0.2 billion and $0.6 billion, respectively, and the balance associated with multifamily properties was $0 million at both dates. Our single-

FREDDIE MAC | 2020 Form 10-K	255

Financial Statements	Notes to the Consolidated Financial Statements | Note 18

family REO inventory consisted of 1,766 properties and 4,989 properties at December 31, 2020 and December 31, 2019, respectively. Although the average length of the foreclosure process has been trending downward in recent years for some jurisdictions, it remained elevated in others, particularly states with a judicial foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO.
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
Table 18.2 - Certain Higher Risk Categories in Our Single-Family Credit Guarantee Portfolio

	% of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest-only	—%	1%	NM	2.72%
Alt-A	1	1	10.66%	3.75
Original LTV ratio greater than 90%(2)	15	18	4.25	0.96
Lower credit scores at origination (less than 620)	1	2	11.00	4.52
(1)Excludes $505 million and $555 million UPB of loans underlying certain other securitization products for which data was not available as of December 31, 2020 and December 31, 2019, respectively.
(2)Includes HARP loans, which we purchased as part of our participation in the MHA Program.
(3)NM - not meaningful due to the percentage of the portfolio rounding to zero.
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

FREDDIE MAC | 2020 Form 10-K	256

Financial Statements	Notes to the Consolidated Financial Statements | Note 18
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
The table below summarizes the concentration of multifamily loans in our multifamily mortgage portfolio classified by legal structure, based on UPB.
Table 18.3 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	December 31, 2020		December 31, 2019
(Dollars in billions)	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
Unsecuritized loans	$33.4	0.04%	$29.8	0.01%
Securitization-related products	301.4	0.18	260.3	0.09
Other mortgage-related guarantees	10.7	0.06	10.0	0.09
Total	$345.5	0.16	$300.1	0.08
(1)Based on loans two monthly payments or more delinquent or in foreclosure.
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
Sellers and Servicers

We acquire a significant portion of our single-family and multifamily loan purchase and guarantee volume from several large sellers. The tables below summarize the concentration of single-family and multifamily sellers who provided 10% or more of our purchase and guarantee volume.
Table 18.4 - Seller Concentration

Single-family Sellers	2020	2019
JPMorgan Chase Bank, N.A.	5%	14%
Other top 10 sellers	39	42
Top 10 single-family sellers	44%	56%

Multifamily Sellers	2020	2019
CBRE Capital Markets, Inc.	16%	15%
Berkadia Commercial Mortgage LLC	14	15
JLL Real Estate Capital LLC	11	3
Walker & Dunlop LLC	10	8
Other top 10 sellers	31	36
Top 10 multifamily sellers	82%	77%
In recent years, there has been a shift in our single-family purchase volume from depository institutions to non-depository and smaller depository financial institutions. As a result, we have significant exposure to non-depository institutions in our single-family business. Our top five non-depository sellers provided approximately 26% of our single-family purchase volume during both 2020 and 2019.
We are exposed to counterparty credit risk arising from the potential insolvency or nonperformance by our sellers and servicers of their obligations to repurchase loans or (at our option) indemnify us in the event of breaches of the representations and warranties they made when they sold the loans to us or failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a loan after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide on the appeal. As of December 31, 2020 and December 31, 2019, the UPB of loans subject to our repurchase requests issued to our single-family sellers and servicers was approximately $0.5 billion and $0.3 billion, respectively (these figures include repurchase requests for

FREDDIE MAC | 2020 Form 10-K	257

Financial Statements	Notes to the Consolidated Financial Statements | Note 18

which appeals were pending). During 2020 and 2019, we recovered amounts with respect to $0.9 billion and $0.4 billion, respectively, in UPB of loans subject to our repurchase requests.
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
In May 2014, we announced changes to our representation and warranty framework for loans acquired on and after July 1, 2014. These changes relieve sellers of additional representations and warranties for these loans and provide relief for loans we have fully reviewed in our quality control process and determined to be acceptable. As of December 31, 2020, approximately 87% in UPB of loans in our single-family credit guarantee portfolio were purchased since January 1, 2013.
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
The ultimate amounts of recovery payments we receive from seller/servicers related to their repurchase obligations may be significantly less than the amount of our estimates of potential exposure to losses. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations is considered in our allowance for loan losses. See Note 7 for further information.
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
Table 18.5 - Servicer Concentration

Single-family Servicers	December 31, 2020(1)	December 31, 2019(1)
Wells Fargo Bank, N.A.	11%	15%
JPMorgan Chase Bank, N.A.	8	10
Other top 10 servicers	30	32
Top 10 single-family servicers	49%	57%

Multifamily Servicers(2)	December 31, 2020	December 31, 2019
CBRE Capital Markets, Inc.	17%	17%
Berkadia Commercial Mortgage LLC	13	13
JLL Real Estate Capital LLC	11	3
Other top 10 servicers	39	43
Top 10 multifamily servicers	80%	76%
(1)Percentage of servicing volume is based on the total single-family credit guarantee portfolio, which includes loans where we do not exercise servicing control. However, loans where we do not exercise servicing control are not included for purposes of determining the concentration of servicers who serviced more than 10% of our single-family credit guarantee portfolio.
(2)Represents multifamily primary servicers.
In recent years, there has been a shift in our single-family servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our loans. As of both December 31, 2020 and December 31, 2019, approximately 18% of our single-family credit guarantee portfolio, excluding loans where we do not exercise control over the associated servicing, was serviced by our five largest non-depository servicers, on a combined basis. We routinely monitor the performance of our largest non-depository servicers.

FREDDIE MAC | 2020 Form 10-K	258

Financial Statements	Notes to the Consolidated Financial Statements | Note 18

For our mortgage-related securities, we guarantee the payment of principal and interest, and when the underlying borrowers do not pay their mortgages, our Guide generally requires single-family servicers to advance the missed mortgage interest payments for up to 120 days. After this time, Freddie Mac will make the missed mortgage principal and interest payments until the mortgages are no longer held by the securitization trust. At the instruction of FHFA, we generally have been purchasing loans from the trust when the loans have been delinquent for 120 days or more. After the outbreak of COVID-19, FHFA further instructed us to maintain loans in COVID-19 payment forbearance plans in the securitization trusts for at least the duration of the forbearance. Once the forbearance period expires, the loan will remain in the related securities pool while:
■    An offer to reinstate the loan or enter into either a payment deferral solution, repayment plan or a trial period plan pursuant to a loan modification remains outstanding;
■    The loan is in an active repayment plan or trial period plan; or
■    A payment deferral solution is in effect.
Beginning on January 1, 2021, at the instruction of FHFA and in alignment with Fannie Mae, we extended the trigger to purchase delinquent single-family loans out of securitization trusts to 24 months of delinquency, except for loans that are paid off, permanently modified, repurchased by sellers or servicers, subject to foreclosure alternatives, or referred to foreclosure.
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
Multifamily loans utilize both primary and master servicers. Primary servicers service unsecuritized mortgage loans and are also typically engaged by master servicers to service on their behalf the mortgage loans underlying securitizations. Third party master servicers are utilized in our primary securitizations, except for small balance loan securitizations where we serve as master servicer. Multifamily primary servicers included in the table above present potential operational risk and impact to the borrowers if the servicing needs to be transferred to another servicer. We also have exposure to the master servicers of our multifamily securitization transactions who bear responsibility to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. In the majority of our primary multifamily securitizations, we utilize one of three large financial depository institutions as master servicers. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed unrecoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk.
Credit Enhancement Providers

We have counterparty credit risk relating to the potential insolvency of, or nonperformance by, mortgage insurers that insure single-family loans we purchase or guarantee. We also have similar exposure to insurers and reinsurers through our ACIS and other insurance transactions where we purchase insurance policies as part of our CRT activities. See Note 8 for additional information on our credit enhancements.
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
We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 7 for additional information. As of December 31, 2020, mortgage insurers provided coverage with maximum loss limits of $117.0 billion, for $472.9 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under other types of insurance. Changes in our expectations related to recovery and collectability from our credit enhancement providers may affect our estimates of expected credit losses, perhaps significantly.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall mortgage insurance coverage. On October 23, 2016, Genworth Financial, Inc. ("Genworth") announced that it had entered into an agreement to be acquired by China Oceanwide Holdings Group Co., Ltd. ("Oceanwide"). Because Genworth Mortgage

FREDDIE MAC | 2020 Form 10-K	259

Financial Statements	Notes to the Consolidated Financial Statements | Note 18

Insurance Corporation, a subsidiary of Genworth, is an approved mortgage insurer, Freddie Mac evaluated the planned acquisition and approved Oceanwide's control of Genworth Mortgage Insurance Corporation. On January 4, 2021, Genworth announced that Genworth and Oceanwide did not extend the end date, December 31, 2020, under the merger agreement due to uncertainty around the completion and timing of the remaining steps required to close the transaction and that Genworth is focusing on executing its contingency plan. Freddie Mac is collaborating with FHFA and Fannie Mae to review the contingency plan and provide necessary approvals.
Table 18.6 - Mortgage Insurer Concentration

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	December 31, 2020	December 31, 2019
Arch Mortgage Insurance Company	A-	20%	22%
Radian Guaranty Inc.	BBB+	19	20
Mortgage Guaranty Insurance Corporation	BBB+	18	17
Essent Guaranty, Inc.	BBB+	16	15
Genworth Mortgage Insurance	BB+	15	15
Total		88%	89%
(1)Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of December 31, 2020. Represents the lower of S&P and Moody's credit ratings stated in terms of the S&P equivalent.
(2)Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run off. A substantial portion of their claims is recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. In 2014, PMI began paying valid claims 67% in cash, 33% in deferred payment obligations, and made a one-time cash payment to us for claims that were previously settled for 55% in cash. In 2015, PMI began paying valid claims 70% in cash, 30% in deferred payment obligations, and made a one-time cash payment to us for claims that were previously settled for 67% in cash. In 2013, Triad began paying valid claims 75% in cash, 25% in deferred payment obligations, and made a one-time cash payment to us for claims that were previously settled for 60% in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers. As of December 31, 2020 and December 31, 2019, we had cumulative unpaid deferred payment obligations of $0.4 billion and $0.5 billion, respectively, from these insurers. We have reserved substantially all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
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
Other Investment Counterparties

We are exposed to the nonperformance of counterparties relating to other investments (including non-mortgage-related securities and cash equivalents) transactions, including those entered into on behalf of our securitization trusts. Our policies require that the counterparty be evaluated using our internal counterparty rating model prior to our entering such transactions. We monitor the financial strength of our counterparties to these transactions and may use collateral maintenance requirements to manage our exposure to individual counterparties. The permitted term and dollar limits for each of these transactions are also based on the counterparty's financial strength.
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of December 31, 2020 and December 31, 2019, including amounts related to our consolidated VIEs, the balance of our other investments portfolio was $163.1 billion and $103.6 billion, respectively. The balance consists primarily of cash, securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the

FREDDIE MAC | 2020 Form 10-K	260

Financial Statements	Notes to the Consolidated Financial Statements | Note 18

Federal Reserve Bank of New York, and secured lending activities. As of December 31, 2020, all of our securities purchased under agreements to resell were fully collateralized. As of December 31, 2020 and December 31, 2019, $0.8 billion, and $2.4 billion of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty credit risk of these institutions. Due to the economic downturn and market volatility caused by the COVID-19 pandemic, certain of our counterparties engaging in these securities purchased under agreements to resell defaulted under the terms of the governing legal agreements by failing to meet margin requirements in 1Q 2020. The transactions were terminated in accordance with the terms of the agreements, and we recognized the collateral at fair value, which was in excess of the counterparties' outstanding obligations. We did not recognize a financial loss as a result of these defaults.

FREDDIE MAC | 2020 Form 10-K	261

Financial Statements	Notes to the Consolidated Financial Statements | Note 19
NOTE 19
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
The independent validation procedures performed by the ERM Division are intended to monitor that the prices we receive from third parties are consistent with our observations of market activity, and that fair value measurements developed using internal data reflect the assumptions that a market participant would use in pricing our assets and liabilities. These validation procedures include performing a daily price review and a monthly independent verification of fair value measurements through independent modeling, analytics, and comparisons to other market source data, if available. If we are unable to validate the reasonableness of a given price, we ultimately do not use that price for fair value measurements on our consolidated financial statements. These procedures are risk-based and are executed before we finalize the prices used in preparing our fair value measurements for our financial statements.
In addition to performing the validation procedures noted above, the ERM Division provides independent risk governance over all valuation processes by establishing and maintaining a corporate-wide valuation risk policy. The ERM Division also independently reviews significant judgments, methodologies, and valuation techniques to monitor compliance with established policies.
Our Valuation Risk Committee, which includes representation from our business lines, the ERM Division, and the Finance Division, provides senior management's governance over valuation processes, methodologies, controls, and fair value

FREDDIE MAC | 2020 Form 10-K	262

Financial Statements	Notes to the Consolidated Financial Statements | Note 19
measurements. Identified exceptions are reviewed and resolved through the verification process and reviewed at the Valuation Risk Committee.
Where models are employed to assist in the measurement and verification of fair values, changes made to those models during the period are reviewed and approved according to the corporate model change governance process, with material changes reviewed at the Valuation Risk Committee. Inputs used by models are regularly updated for changes in the underlying data, assumptions, valuation inputs, and market conditions and are subject to the valuation controls noted above.
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

FREDDIE MAC | 2020 Form 10-K	263

Financial Statements	Notes to the Consolidated Financial Statements | Note 19

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Securities
U.S. Treasury Securities		Quoted prices in active markets	Level 1
Agency mortgage-related securities	Fixed-rate single-class	Median of external sources	Level 2
	Adjustable-rate single-class and majority of multi-class securities	Median of external sources	Predominantly Level 2
	Certain multi-class securities	Single external source	Levels 2 and 3
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
Level 3
Commercial mortgage-related securities		Single external source or, in limited circumstances, a median of external sources	Predominantly Level 3
Other non-agency mortgage-related securities		Median of external sources	Level 3

Derivatives
Exchange-traded futures		Quoted prices in active markets	Level 1
Interest-rate swaps		Discounted cash flows. Significant inputs include market-based interest rates.	Level 2
Option-based derivatives		Option-pricing models. Significant inputs include interest-rate volatility matrices.	Level 2
Purchase and sale commitments		See Agency mortgage-related securities	Level 2

Debt
Debt securities of consolidated trusts held by third parties		See Agency mortgage-related securities	Level 2 or 3
Debt of Freddie Mac		Median of external sources	Predominantly Level 2
Single external source
Published yield matrices
Mortgage Loans
Single-family loans	GSE securitization market	Benchmark security pricing for actively traded mortgage-related securities with similar characteristics, adjusting for the value of our guarantee fee and our credit obligation related to performing our guarantee (see Guarantee obligation). The credit obligation is based on: delivery and guarantee fees we charge under current market pricing for loans that qualify under our current underwriting standards (Level 2) and internal credit models for loans that do not qualify under our current underwriting standards (Level 3).	Level 2 or 3
	Whole loan market	Median of external sources, referencing market activity for deeply delinquent and modified loans, where available	Level 3

FREDDIE MAC | 2020 Form 10-K	264

Financial Statements	Notes to the Consolidated Financial Statements | Note 19

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
	Certain held-for-investment	Internal models that estimate the fair value of the underlying collateral for impaired loans. Significant inputs used by our internal models include REO disposition, short sale, and third-party sale values, combined with mortgage loan level characteristics using the repeat housing sales index to estimate the current fair value of the mortgage loan. Significant increases (decreases) in the historical average sales proceeds per mortgage loan in isolation would result in significantly higher (lower) fair value measurements.	Level 3
Multifamily loans	Held-for-sale	Discounted cash flows based on observable K Certificate and SB Certificate market spreads	Level 2
	Held-for-investment	Market prices from a third-party pricing service using discounted cash flows incorporating credit spreads for similar loans based on the loan's LTV and DSCR	Predominantly Level 3

Non-derivative Purchase Commitments
Multifamily loan purchase commitments		See Multifamily loans	Level 2 or 3

Other Assets
Guarantee assets	Single-family	Median of external sources with adjustments for specific loan characteristics	Level 3
	Multifamily	Discounted cash flows. Significant inputs include current OAS-to-benchmark interest rates for new guarantees. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement.	Level 3
Mortgage servicing rights		Market prices from a third party or internally developed prices using discounted cash flows. Significant inputs include:	Level 3
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

Other Liabilities
Guarantee obligations	Single-family	Delivery and guarantee fees that we charge under our current market pricing	Level 2
		Internal credit models. Significant inputs include loan characteristics, loan performance, and status information.	Level 3
	Multifamily	Discounted cash flows. Significant inputs are similar to those used in the valuation technique for the Multifamily guarantee assets.	Level 3

FREDDIE MAC | 2020 Form 10-K	265

Financial Statements	Notes to the Consolidated Financial Statements | Note 19
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.
Table 19.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$13,778	$526	$—	$14,304
Non-agency and other	—	1	1,062	—	1,063
Total available-for-sale securities, at fair value	—	13,779	1,588	—	15,367
Trading, at fair value:
Mortgage-related securities:
Agency	—	14,246	3,258	—	17,504
Non-agency	—	—	1	—	1
Total mortgage-related securities	—	14,246	3,259	—	17,505
Non-mortgage-related securities	26,255	698	—	—	26,953
Total trading securities, at fair value	26,255	14,944	3,259	—	44,458
Total investments in securities	26,255	28,723	4,847	—	59,825
Mortgage loans:
Held-for-sale, at fair value	—	14,199	—	—	14,199
Derivative assets, net	—	8,516	63	—	8,579
Netting adjustments(1)	—	—	—	(7,374)	(7,374)
Total derivative assets, net	—	8,516	63	(7,374)	1,205
Other assets:
Guarantee assets, at fair value	—	—	5,509	—	5,509
Non-derivative held-for-sale purchase commitments, at fair value	—	158	—	—	158
All other, at fair value	—	—	108	—	108
Total other assets	—	158	5,617	—	5,775
Total assets carried at fair value on a recurring basis	$26,255	$51,596	$10,527	($7,374)	$81,004
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$2	$203	$—	$205
Debt of Freddie Mac, at fair value	—	2,267	120	—	2,387
Derivative liabilities, net	—	9,132	16	—	9,148
Netting adjustments(1)	—	—	—	(8,194)	(8,194)
Total derivative liabilities, net	—	9,132	16	(8,194)	954
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	1	—	—	1
All other, at fair value	—	—	3	—	3
Total other liabilities	—	1	3	—	4
Total liabilities carried at fair value on a recurring basis	$—	$11,402	$342	($8,194)	$3,550
Referenced footnote is included after the next table.

FREDDIE MAC | 2020 Form 10-K	266

Financial Statements	Notes to the Consolidated Financial Statements | Note 19

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$22,927	$1,960	$—	$24,887
Non-agency and other	—	20	1,267	—	1,287
Total available-for-sale securities, at fair value	—	22,947	3,227	—	26,174
Trading, at fair value:
Mortgage-related securities:
Agency	—	19,772	2,709	—	22,481
Non-agency	—	—	1	—	1
Total mortgage-related securities	—	19,772	2,710	—	22,482
Non-mortgage-related securities	25,108	1,947	—	—	27,055
Total trading securities, at fair value	25,108	21,719	2,710	—	49,537
Total investments in securities	25,108	44,666	5,937	—	75,711
Mortgage loans:
Held-for-sale, at fair value	—	15,035	—	—	15,035
Derivative assets, net	—	6,363	16	—	6,379
Netting adjustments(1)	—	—	—	(5,535)	(5,535)
Total derivative assets, net	—	6,363	16	(5,535)	844
Other assets:
Guarantee assets, at fair value	—	—	4,426	—	4,426
Non-derivative held-for-sale purchase commitments, at fair value	—	81	—	—	81
All other, at fair value	—	—	120	—	120
Total other assets	—	81	4,546	—	4,627
Total assets carried at fair value on a recurring basis	$25,108	$66,145	$10,499	($5,535)	$96,217
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$6	$203	$—	$209
Debt of Freddie Mac, at fair value	—	3,600	129	—	3,729
Derivative liabilities, net	—	5,245	37	—	5,282
Netting adjustments(1)	—	—	—	(4,910)	(4,910)
Total derivative liabilities, net	—	5,245	37	(4,910)	372
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	7	—	—	7
All other, at fair value	—	—	1	—	1
Total other liabilities	—	7	1	—	8
Total liabilities carried at fair value on a recurring basis	$—	$8,858	$370	($4,910)	$4,318
(1)     Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

FREDDIE MAC | 2020 Form 10-K	267

Financial Statements	Notes to the Consolidated Financial Statements | Note 19
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
Table 19.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Year Ended December 31, 2020
	Balance, January 1, 2020	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, December 31, 2020	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2020(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2020
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$1,960	$12	$38	$—	$—	($218)	($170)	$—	($1,096)	$526	$—	($2)
Non-agency and other	1,267	15	(46)	—	—	—	(174)	—	—	1,062	15	(36)
Total available-for-sale mortgage-related securities	3,227	27	(8)	—	—	(218)	(344)	—	(1,096)	1,588	15	(38)
Trading, at fair value:
Mortgage-related securities:
Agency	2,709	(251)	—	1,555	—	(281)	(77)	—	(397)	3,258	(241)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	2,710	(251)	—	1,555	—	(281)	(77)	—	(397)	3,259	(241)	—
Derivative assets	15	22	—	—	26	—	—	—	—	63	21	—
Other assets:
Guarantee assets	4,426	250	—	—	1,641	—	(808)	—	—	5,509	250	—
All other, at fair value	120	(3)	—	(15)	27	(19)	(2)	—	—	108	(3)	—
Total other assets	4,546	247	—	(15)	1,668	(19)	(810)	—	—	5,617	247	—

	Balance, January 1, 2020	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, December 31, 2020	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2020 (2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2020
		Included in Earnings	Included in other comprehensive income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	$—	$—	$—	$—	$—	$—	$—	$—	$203	$—	$—
Debt of Freddie Mac, at fair value	129	(1)	—	—	4	—	(12)	—	—	120	(1)	—
Derivative liabilities	36	(8)	—	—	2	—	(14)	—	—	16	(23)	—
All other, at fair value	1	—	—	1	—	1	—	—	—	3	—	—
Referenced footnotes are included after the prior period table.

FREDDIE MAC | 2020 Form 10-K	268

Financial Statements	Notes to the Consolidated Financial Statements | Note 19

	Year Ended December 31, 2019
	Balance, January 1, 2019	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, December 31, 2019	Change in Unrealized Gains(Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2019 (2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2019
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$4,135	$23	$108	$—	$—	($1,883)	($367)	$2	($58)	$1,960	$2	$40
Non-agency and other	1,640	82	(1)	—	—	(238)	(216)	—	—	1,267	14	35
Total available-for-sale mortgage-related securities	5,775	105	107	—	—	(2,121)	(583)	2	(58)	3,227	16	75
Trading, at fair value:
Mortgage-related securities:
Agency	3,293	(280)	—	596	—	(616)	(104)	—	(180)	2,709	(248)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	3,294	(280)	—	596	—	(616)	(104)	—	(180)	2,710	(248)	—
Derivative assets	1	14	—	—	—	—	—	—	—	15	14	—
Other assets:
Guarantee assets	3,633	33	—	—	1,427	—	(667)	—	—	4,426	33	—
All other, at fair value	137	(38)	—	85	36	(85)	(15)	—	—	120	(70)	—
Total other assets	3,770	(5)	—	85	1,463	(85)	(682)	—	—	4,546	(37)	—

	Balance, January 1, 2019	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, December 31, 2019	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2019 (2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2019
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$728	$5	$—	$—	$—	$—	($530)	$—	$—	$203	$5	$—
Debt of Freddie Mac, at fair value	134	—	—	—	4	—	(9)	—	—	129	—	—
Derivative liabilities	92	(37)	—	—	—	—	(19)	—	—	36	(54)	—
All other, at fair value	—	(3)	—	6	—	(2)	—	—	—	1	(5)	—
(1)Transfers out of Level 3 during 2020 and 2019 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 2019 consisted primarily of certain mortgage-related securities due to a decrease in market activity and the availability of relevant price quotes from dealers and third-party pricing services.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at December 31, 2020 and December 31, 2019, respectively. This amount includes any allowance for credit losses recorded on available-for-sale securities and amortization of basis adjustments.

FREDDIE MAC | 2020 Form 10-K	269

Financial Statements	Notes to the Consolidated Financial Statements | Note 19
The tables below provide valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis.
Table 19.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	December 31, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(2)
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$410	Discounted cash flows	OAS	90 - 90 bps	90 bps
	116	Other
Non-agency and other	875	Median of external sources	External pricing sources	$67.1 - $79.1	$72.8
	187	Other
Trading, at fair value
Mortgage-related securities
Agency	2,204	Single external source	External pricing sources	$0.0 - $8,894.6	$947.8
	472	Discounted cash flows	OAS	(951) - 2,910 bps	834 bps
	583	Other
Guarantee assets, at fair value	5,195	Discounted cash flows	OAS	15 - 186 bps	38 bps
	314	Other
Insignificant Level 3 assets(1)	171
Total level 3 assets	$10,527
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	Single External Source	External Pricing Sources	$97.3 - $ 107.0	$101.7
Insignificant Level 3 liabilities(1)	139
Total level 3 liabilities	$342
Referenced footnotes are included after the next table.

FREDDIE MAC | 2020 Form 10-K	270

Financial Statements	Notes to the Consolidated Financial Statements | Note 19

	December 31, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(2)
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$1,960	Discounted cash flows	OAS	30 - 261 bps	80 bps
Non-agency and other	886	Median of external sources	External pricing sources	$71.9 - $78.2	$75.0
	381	Other
Trading, at fair value
Mortgage-related securities
Agency	1,948	Single external source	External pricing sources	$0.0 - $100.7	$36.6
	761	Discounted cash flows	OAS	(1,201) - 8,095 bps	611 bps
Guarantee assets, at fair value	4,141	Discounted cash flows	OAS	17 - 186 bps	40 bps
	285	Other
Insignificant Level 3 assets(1)	137
Total level 3 assets	$10,499
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	Single External Source	External Pricing Sources	$99.4 - $103.6	$101.4
Insignificant Level 3 liabilities(1)	167
Total level 3 liabilities	$370
(1)     Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.
(2) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

FREDDIE MAC | 2020 Form 10-K	271

Financial Statements	Notes to the Consolidated Financial Statements | Note 19
Assets Measured at Fair Value on a Non-Recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These adjustments usually result from the application of lower-of-cost-or-fair-value accounting or an allowance for credit losses based on the fair value of the underlying collateral. Certain of the fair values in the tables below were not obtained as of the period end, but were obtained during the period.
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis.
Table 19.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	December 31, 2020				December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$6	$2,241	$2,247	$—	$22	$4,059	$4,081
(1)Includes loans that are classified as held-for-investment and have an allowance for credit losses based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost.
The tables below provide valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our consolidated balance sheets at fair value on a non-recurring basis.
Table 19.5 - Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	December 31, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$2,241
		Internal model	Historical sales proceeds	$3,001 - $696,004	$202,539
		Internal model	Housing sales index	66 - 345 bps	119 bps
		Median of external sources	External pricing sources	$59.5 - $104.0	$92.1

	December 31, 2019
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$4,059
		Internal model	Historical sales proceeds	$3,000 - $765,000	$186,234
		Internal model	Housing sales index	46 - 420 bps	112 bps
		Median of external sources	External pricing sources	$66.5 - $105.4	$95.0
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

FREDDIE MAC | 2020 Form 10-K	272

Financial Statements	Notes to the Consolidated Financial Statements | Note 19
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
Table 19.6 - Fair Value of Financial Instruments

		December 31, 2020
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$23,889	$23,889	$—	$—	$—	$23,889
Securities purchased under agreements to resell	Amortized cost	105,003	—	105,003	—	—	105,003
Investments in securities:
Available-for-sale, at fair value	FV - OCI	15,367	—	13,779	1,588	—	15,367
Trading, at fair value	FV - NI	44,458	26,255	14,944	3,259	—	44,458
Total investments in securities		59,825	26,255	28,723	4,847	—	59,825
Mortgage loans:
Loans held by consolidated trusts		2,273,347	—	2,080,687	262,309	—	2,342,996
Loans held by Freddie Mac		110,541	—	76,917	36,578	—	113,495
Total mortgage loans	Various(3)	2,383,888	—	2,157,604	298,887	—	2,456,491
Derivative assets, net	FV - NI	1,205	—	8,516	63	(7,374)	1,205
Guarantee assets	FV - NI	5,509	—	—	5,515	—	5,515
Non-derivative purchase commitments, at fair value	FV - NI	158	—	246	—	—	246
Advances to lenders	Amortized cost	4,162	—	—	4,162	—	4,162
Secured lending	Amortized cost	1,680	—	1,427	89	—	1,516
Total financial assets		$2,585,319	$50,144	$2,301,519	$313,563	($7,374)	$2,657,852
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$2,308,176	$—	$2,382,157	$852	$—	$2,383,009
Debt of Freddie Mac		284,370	—	286,634	4,088	—	290,722
Total debt	Various(4)	2,592,546	—	2,668,791	4,940	—	2,673,731
Derivative liabilities, net	FV - NI	954	—	9,132	16	(8,194)	954
Guarantee obligations	Amortized cost	5,050	—	—	5,378	—	5,378
Non-derivative purchase commitments, at fair value	FV - NI	20	—	1	143	—	144
Total financial liabilities		$2,598,570	$—	$2,677,924	$10,477	($8,194)	$2,680,207
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.
(3)As of December 31, 2020, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value and FV - NI were $2.4 trillion, $19.5 billion and $14.2 billion, respectively.
(4)As of December 31, 2020, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.6 trillion and $2.6 billion, respectively.

FREDDIE MAC | 2020 Form 10-K	273

Financial Statements	Notes to the Consolidated Financial Statements | Note 19

		December 31, 2019
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$5,189	$5,189	$—	$—	$—	$5,189
Securities purchased under agreements to resell	Amortized cost	56,271	—	66,114	—	(9,843)	56,271
Investments in securities:
Available-for-sale, at fair value	FV - OCI	26,174	—	22,947	3,227	—	26,174
Trading, at fair value	FV - NI	49,537	25,108	21,719	2,710	—	49,537
Total investments in securities		75,711	25,108	44,666	5,937	—	75,711
Mortgage loans:
Loans held by consolidated trusts		1,940,523	—	1,732,434	244,500	—	1,976,934
Loans held by Freddie Mac		79,677	—	38,100	45,588	—	83,688
Total mortgage loans	Various(3)	2,020,200	—	1,770,534	290,088	—	2,060,622
Derivative assets, net	FV - NI	844	—	6,363	16	(5,535)	844
Guarantee assets	FV - NI	4,426	—	—	4,433	—	4,433
Non-derivative purchase commitments, at fair value	FV - NI	81	—	90	72	—	162
Advances to lenders	Amortized cost	1,873	—	—	1,873	—	1,873
Secured lending	Amortized cost	2,313	—	1,874	258	—	2,132
Total financial assets		$2,166,908	$30,297	$1,889,641	$302,677	($15,378)	$2,207,237
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$1,898,355	$—	$1,931,473	$1,277	$—	$1,932,750
Debt of Freddie Mac		271,330	—	282,431	3,619	(9,843)	276,207
Total debt	Various(4)	2,169,685	—	2,213,904	4,896	(9,843)	2,208,957
Derivative liabilities, net	FV - NI	372	—	5,245	37	(4,910)	372
Guarantee obligations	Amortized cost	4,292	—	—	4,527	—	4,527
Non-derivative purchase commitments, at fair value	FV - NI	7	—	7	67	—	74
Total financial liabilities		$2,174,356	$—	$2,219,156	$9,527	($14,753)	$2,213,930
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.
(3)As of December 31, 2019, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value and FV - NI were $2.0 trillion, $20.3 billion and $15.0 billion, respectively.
(4)As of December 31, 2019, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.2 trillion and $3.9 billion, respectively.
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and long-term debt.
Multifamily Held-for-Sale Loans and Held-for-Sale Commitments

We elected the fair value option for certain multifamily loan purchase commitments and the related loans that were acquired for securitization. We use derivatives to economically hedge the interest rate-related fair value changes and a portion of the spread-related fair value changes of the multifamily commitments and loans for which we have elected the fair value option. These loans are classified as held-for-sale loans on our consolidated balance sheets to reflect our intent to sell in the future and are measured at fair value on a recurring basis, with subsequent gains or losses related to changes in fair value (net of accrued interest income) reported in investment gains (losses), net, on our consolidated statements of comprehensive income. We elected to report separately the portion of the changes in fair value of the loans related to accrued interest from the remaining changes in fair value. Related interest income continues to be reported, based on the stated terms of the loans, as interest

FREDDIE MAC | 2020 Form 10-K	274

Financial Statements	Notes to the Consolidated Financial Statements | Note 19
income on our consolidated statements of comprehensive income.
Debt Securities of Consolidated Trusts Held by Third Parties and Debt of Freddie Mac

We elected the fair value option on debt that contains embedded derivatives, primarily certain STACR debt notes. Fair value changes are recorded in investment gains (losses), net, on our consolidated statements of comprehensive income. For debt where we have elected the fair value option, upfront costs and fees are recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities.
The table below presents the fair value and UPB related to certain loans and long-term debt for which we have elected the fair value option. This table does not include interest-only securities related to debt securities of consolidated trusts and debt of Freddie Mac held by third parties with a fair value of $173 million and $146 million and multifamily held-for-sale loan purchase commitments with a fair value of $157 million and $74 million, as of December 31, 2020 and December 31, 2019, respectively.
Table 19.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected

	December 31, 2020			December 31, 2019
(In millions)	Multifamily Held-For-Sale Loans	Debt of Freddie Mac - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties	Multifamily Held-For-Sale Loans	Debt of Freddie Mac - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties
Fair value	$14,199	$2,216	$203	$15,035	$3,589	$203
UPB	13,400	2,189	200	14,444	3,329	200
Difference	$799	$27	$3	$591	$260	$3
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in non-interest income (loss) on our consolidated statements of comprehensive income, related to items for which we have elected the fair value option.
Table 19.8 - Changes in Fair Value under the Fair Value Option Election

	December 31, 2020	December 31, 2019	December 31, 2018
(In millions)	Gains (Losses)
Multifamily held-for-sale loans	$1,247	$853	($745)
Multifamily held-for-sale loan purchase commitments	2,288	1,913	777
Debt of Freddie Mac - long term	335	136	138
Debt securities of consolidated trusts held by third parties	4	(4)	5
Changes in fair value attributable to instrument-specific credit risk were not material for the years ended December 31, 2020, 2019 or 2018 for any assets or liabilities for which we elected the fair value option.

FREDDIE MAC | 2020 Form 10-K	275

Financial Statements	Notes to the Consolidated Financial Statements | Note 20
NOTE 20
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
In October 2013, defendants filed motions to dismiss the complaint. In October 2014, the District Court granted defendants' motions and dismissed the case in its entirety against all defendants, with prejudice. In November 2014, plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit. On July 20, 2016, the Sixth Circuit reversed the District Court's dismissal and remanded the case to the District Court for further proceedings. On August 14, 2018, the District Court denied the plaintiff's motion for class certification. On January 23, 2019, the Sixth Circuit denied plaintiff's petition for leave to appeal that decision. On September 17, 2020, the District Court granted a request from the plaintiff for summary judgment and entered final judgment in favor of Freddie Mac and the other defendants. On October 9, 2020, the plaintiff filed a notice of appeal with the Sixth Circuit. On January 27, 2021, Freddie Mac filed a motion to dismiss the appeal.
At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of the appellate process, and the inherent uncertainty of pre-trial litigation in the event the case is ultimately remanded to the District Court in whole or in part. In particular, while the District Court denied plaintiff's motion for class certification, this decision and the entry of final judgment in defendants’ favor have been appealed. Absent a final resolution of whether a class will be certified, the identification of a class if one is certified, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.
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

FREDDIE MAC | 2020 Form 10-K	276

Financial Statements	Notes to the Consolidated Financial Statements | Note 20
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
American European Insurance Company, Cacciapelle, and Miller vs. Treasury and FHFA. This case was filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac as a nominal defendant, on July 30, 2014. The complaint alleged that, through the August 2012 amendment to the Purchase Agreement, Treasury and FHFA breached their respective fiduciary duties to Freddie Mac, causing Freddie Mac to suffer damages. The plaintiffs asked that Freddie Mac be awarded compensatory damages and disgorgement, as well as attorneys' fees, costs, and other expenses.
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

FREDDIE MAC | 2020 Form 10-K	277

Financial Statements	Notes to the Consolidated Financial Statements | Note 20
claims. On July 17, 2017, the DC Circuit granted the petitions for rehearing and issued a modified decision, which permitted the institutional plaintiffs to pursue the breach of contract and breach of implied duty of good faith and fair dealing claims that had been remanded. The DC Circuit also removed language related to the standard to be applied to the implied duty claims, leaving that issue for the District Court to determine on remand. On October 16, 2017, certain institutional and class plaintiffs filed petitions for a writ of certiorari in the U.S. Supreme Court challenging whether HERA's prohibition on injunctive relief against FHFA bars judicial review of the net worth sweep dividend provisions of the August 2012 amendment to the Purchase Agreement, as well as whether HERA bars shareholders from pursuing derivative litigation where they allege the conservator faces a conflict of interest. The Supreme Court denied the petitions on February 20, 2018. On November 1, 2017, certain institutional and class plaintiffs and plaintiffs in another case in which Freddie Mac was not originally a defendant, Fairholme Funds, Inc. v. FHFA, Treasury, and Federal National Mortgage Association, filed proposed amended complaints in the District Court. Each of the proposed amended complaints names Freddie Mac as a defendant for breach of contract and breach of the covenant of good faith and fair dealing claims as well as for new claims alleging breach of fiduciary duty and breach of Virginia corporate law. On January 10, 2018, FHFA, Freddie Mac, and Fannie Mae moved to dismiss the amended complaints. On September 28, 2018, the District Court dismissed all of the claims except those alleging breach of the implied covenant of good faith and fair dealing. Discovery is ongoing.
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

FREDDIE MAC | 2020 Form 10-K	278

Financial Statements	Notes to the Consolidated Financial Statements | Note 20
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

FREDDIE MAC | 2020 Form 10-K	279

Financial Statements	Notes to the Consolidated Financial Statements | Note 21

NOTE 21
Regulatory Capital
In October 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to monitor our capital levels, but the existing statutory and FHFA regulatory capital requirements are not binding during conservatorship. We continue to provide quarterly submissions to FHFA on minimum capital.
In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make economic business decisions, while in conservatorship, utilizing a risk-based CCF, a capital system with detailed formulae provided by FHFA. In November 2020, FHFA released a final rule that establishes the ERCF as a new regulatory capital framework for Freddie Mac and Fannie Mae. The ERCF, which will become effective on February 16, 2021, has a transition period for compliance. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order; however, we may begin implementing the ERCF sooner, upon the direction of FHFA or otherwise. The ERCF specifies substantial capital requirements and could affect our business strategies, perhaps significantly.
As the ERCF was not yet in effect during 2020, we continued to use the guidance issued to us by FHFA under the CCF to evaluate our transactions and businesses.
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
Performance Against Regulatory Capital Standards

The table below summarizes our minimum capital requirements and deficits and net worth.
Table 21.1 - Net Worth and Minimum Capital

(In millions)	December 31, 2020	December 31, 2019
GAAP net worth (deficit)	$16,413	$9,122
Core capital (deficit)(1)(2)	(56,878)	(63,964)
Less: Minimum capital requirement(1)	22,694	19,123
Minimum capital surplus (deficit)(1)	($79,572)	($83,087)

(1)Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.
(2)Core capital excludes certain components of GAAP total equity (i.e., AOCI and senior preferred stock) as these items do not meet the statutory definition of core capital.
The Purchase Agreement provides that, if FHFA determines as of quarter end that our liabilities have exceeded our assets

FREDDIE MAC | 2020 Form 10-K	280

Financial Statements	Notes to the Consolidated Financial Statements | Note 21
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
At December 31, 2020, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. As of December 31, 2020, our aggregate funding received from Treasury under the Purchase Agreement was $71.6 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received, the additional $3.0 billion increase in the liquidation preference pursuant to the December 2017 Letter Agreement, nor the increases in liquidation preference pursuant to the September 2019 and January 2021 Letter Agreements that are not draw-related.

FREDDIE MAC | 2020 Form 10-K	281

Controls and Procedures
Controls and Procedures
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Chief Financial Officer and effected by the Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by a company's internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.
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
Because of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2020 based on the COSO criteria (2013 Framework). PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2020 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP's report appears in Financial Statements — Report of Independent Registered Public Accounting Firm.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management of the company, including the company's Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only

FREDDIE MAC | 2020 Form 10-K	282

Controls and Procedures
reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures.
Management, including the company's Principal Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. As a result of management's evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. As discussed above, we consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Management's Report on Internal Control Over Financial Reporting, we have one material weakness in internal control over financial reporting as of December 31, 2020 that we have not remediated.
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
■    The Director of FHFA is in frequent communication with our Chief Executive Officer (or if that office is vacant, with our President), typically meeting (in person or by phone) on at least a bi-weekly basis.
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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the year ended December 31, 2020 have been prepared in conformity with GAAP.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED DECEMBER 31, 2020
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FREDDIE MAC | 2020 Form 10-K	283

Directors, Corporate Governance, and Executive Officers	Directors

Directors, Corporate Governance, and Executive Officers
DIRECTORS
Election of Directors
As Conservator, FHFA determines the size of the Board and the scope of its authority. At the start of the conservatorship, FHFA determined that the Board is to have a Non-Executive Chair and is to consist of a minimum of 9 and not more than 13 directors. FHFA determined that the CEO (when that office is filled) is the only corporate officer allowed to serve as a member of the Board. The Board currently has ten members.
In addition, because FHFA as Conservator has succeeded to the rights of all stockholders of the company, the Conservator elects the directors. Accordingly, we will not solicit proxies, distribute a proxy statement to stockholders, or hold an annual meeting of stockholders to elect directors in 2021. Instead, the Conservator has elected directors by written consent in lieu of an annual meeting. Annually, the Board identifies director nominees for the Conservator to consider for election by written consent. When there is a vacancy on the Board, the Board may exercise the authority provided to it by the Conservator to fill such vacancy, subject to review by the Conservator.
On February 9, 2021, the Conservator executed a written consent, effective as of February 9, 2021, re-electing the ten directors submitted by the company for election as members of our Board. The individuals re-elected as directors by the Conservator are listed below:

■	Mark H. Bloom	■	Mark B. Grier	■	Sara Mathew
■	Kathleen L. Casey	■	Christopher E. Herbert	■	Allan P. Merrill
■	Lance F. Drummond	■	Grace A. Huebscher	■	Saiyid T. Naqvi
■	Aleem Gillani
The company did not submit for re-election, and FHFA did not re-elect, (i) David M. Brickman, our former CEO, who left the Board on January 8, 2021, the effective date of his resignation, and (ii) Paul T. Schumacher, who left the Board on February 9, 2021, the effective date of the Conservator's written consent.
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
Each of our current directors was selected as a candidate because of his or her character, judgment, experience, and expertise. Their selection was consistent with our Charter and FHFA's rule regarding the Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters, or the Corporate Governance Rule. The factors considered in determining whether candidates meet our criteria include the knowledge directors would have, as a group, in the areas of business, finance, accounting, risk management, technology (including cybersecurity), public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, and any other areas that may be relevant to our safe and sound operation. We also considered whether a candidate's other commitments, including the number of other board memberships held by the candidate, would permit the candidate to devote sufficient time to the candidate's duties and responsibilities as a director. Our Charter provides that our Board have at least one person from each of the homebuilding, mortgage lending, and real estate industries and at least one person from an organization representing community or consumer interests or one person who has demonstrated a career commitment to the provision of housing for low-income households.
FHFA's rule requiring us to ensure, to the maximum extent possible in balance with financially safe and sound business practices, the diversity and inclusion of minorities, women, and individuals with disabilities generally applies to all activities, including in our process of nominating directors. In addition, the Board has adopted a policy with regard to the consideration of diversity in identifying director nominees and candidates. As articulated in our Corporate Governance Guidelines, or the Guidelines, the Board seeks to have a diversity of talent, perspectives, expertise, experience, and cultures among its members by including minorities, women, and individuals with disabilities. The Guidelines explain that, when identifying director

FREDDIE MAC | 2020 Form 10-K	284

Directors, Corporate Governance, and Executive Officers	Directors

nominees, the Nominating and Governance Committee considers, among other factors, the talents and skills then available on the Board, the continued involvement of incumbent directors in business and professional activities relevant to us, the skills and experience that should be represented on the Board, the availability of other individuals with desirable skills to join the Board, and the desire to maintain a diverse Board.

Our directors have a variety of backgrounds and overall experience. Nearly half of our Board are women, minorities, or both. Our Non-Executive Chair is a woman, and women and minorities serve in leadership positions as the Chairs of the Audit, Compensation and Human Capital (CHC), Executive, Nominating and Governance, and Risk Committees. Our Board also values having a balance of longer-serving directors with institutional knowledge and newer directors that bring fresh perspectives and ideas. The charts below provide information on the composition of our Board by demographic background and Board tenure.
Director Biographical Information
The following summarizes each director's Board service, experience, qualifications, attributes, and/or skills that led to his or her selection as a director, and provides other biographical information, as of February 9, 2021.
Mark H. Bloom

Age	Director Since	Freddie Mac Committees		Public Company Directorships
56	November 2019	•	Compensation and Human Capital	None
		•	Risk
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
Experience and Qualifications
■    Global Chief Technology Officer and a member of the Management Board of Aegon N.V. (2016-present)
■    Various positions at Citigroup, Inc., including Managing Director, Head of Global Consumer Technology Delivery Services (2007-2016)
■    Various positions at JPMorgan Chase & Company, including Senior Vice President, Chase Home Financial Technology (2001-2007)
■    Senior Vice President, eBusiness Solutions at CACI International, Inc. (1999-2001)
Kathleen L. Casey

Age	Director Since	Freddie Mac Committees		Public Company Directorships
54	October 2019	•	Audit	•	None
		•	Nominating and Governance
Ms. Casey is an experienced leader with extensive financial regulatory policy experience. She brings high-level regulatory and financial oversight experience as well as a deep understanding of financial markets and governance to the Board.

FREDDIE MAC | 2020 Form 10-K	285

Directors, Corporate Governance, and Executive Officers	Directors

Experience and Qualifications
■    Senior Advisor with Patomak Global Partners, a financial services consulting firm (2012-present)
■    Member of the Board of HSBC Holdings Plc (2014-2020), including service during her tenure on the Group Audit, Financial System Vulnerabilities, Nominations & Corporate Governance, and Group Risk Committees
■    Commissioner of the Securities and Exchange Commission (2006-2011)
■    Various roles with the U.S. Senate, including Staff Director and Counsel of the Senate Banking, Housing, and Urban Affairs Committee and Staff Director of the Senate Banking Committee's Subcommittee on Financial Institutions and Regulatory Relief (1993-2006)
■    Member of the Financial Accounting Foundation Board of Trustees (2018-present); Chair (2020-present)
■    Member of the Board of Sepio Systems Inc. (2020-present)
■    Member of the International Valuation Standards Council Board of Trustees (2016-present)
■    Member of the Library of Congress Trust Fund Board (2011-present)
■    Chair of the Alternative Investment Management Association Council (2012-2016)
Lance F. Drummond

Age	Director Since	Freddie Mac Committees		Public Company Directorships
66	July 2015	•	Audit	•	United Community Banks, Inc.
		•	Compensation and Human Capital, Chair
		•	Executive
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
■    Member of the Board and Executive, Risk, and Talent & Compensation Committees and Chair of the Nominating and Governance Committee of United Community Banks, Inc. (2018-present)
■    Member of the Board of AvidXchange (2020-present)
■    Member of the Board and Management Compensation Committee and Chair of the Audit Committee of the Financial Industry Regulatory Authority (2018-present)
■    Member of the Board and Audit Committee of CurAegis Technologies, Inc. (2018-2020)
Aleem Gillani

Age	Director Since	Freddie Mac Committees		Public Company Directorships
58	January 2019	•	Audit, Chair	None
		•	Compensation and Human Capital
		•	Executive
Mr. Gillani is an executive with extensive experience at sophisticated financial institutions. He brings a blend of industry, financial, and risk management experience to the Board.
Experience and Qualifications
■    Chief Financial Officer and Corporate Executive Vice President of SunTrust Banks, Inc. (2011-2018)
■    Executive Vice President and Corporate Treasurer of SunTrust Banks, Inc. (2010-2011)
■    Senior Vice President and Chief Market Risk Officer of SunTrust Banks, Inc. (2007-2010)
■    Senior Vice President and Chief Market Risk Officer of PNC Financial Services Group, Inc. (2004-2007)

FREDDIE MAC | 2020 Form 10-K	286

Directors, Corporate Governance, and Executive Officers	Directors

■    Chief Market Risk Officer of BankBoston and FleetBoston Corp. (1996-2004)
■    Member of the Board of SunTrust Robinson Humphrey (2011-2018)
■    Founding Chair of the Market Risk Council for the Risk Management Association (1998)
Mark B. Grier

Age	Director Since	Freddie Mac Committees		Public Company Directorships
68	February 2020	•	Nominating and Governance	None
		•	Risk
Mr. Grier is an executive with decades of finance, risk, and capital markets experience and contributes his deep expertise in capital management to the Board.
Experience and Qualifications
■    Various positions with Prudential Financial, Inc., including Vice Chairman, Member of the Office of the Chairman, and Chief Financial Officer (1995-2019)
■    Various positions with The Chase Manhattan Corporation and its predecessors, including Executive Vice President, Co-Head, Global Markets and Executive Vice President, Global Risk Management (1978-1995)
■    Chair of the Board of the Global Impact Investing Network (2017-present)
■    Member of the Board of Trustees of Eisenhower Fellowships (2013-present)
■    Member of the Board of Achieve (2009-2020); Chair (2014-2020)
■    Member of the Board of Trustees of the Tragedy Assistance Program for Survivors (2013-2020)
■    Member of the Board of Directors of Prudential Financial, Inc. (2008-2019)
Christopher E. Herbert

Age	Director Since	Freddie Mac Committees		Public Company Directorships
60	March 2018	•	Compensation and Human Capital	None
		•	Risk
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
■    Research Director for Harvard University's Joint Center for Housing Studies (2010-2014)
■    Senior Associate at Abt Associates, Inc. (1997-2010)
■    Member of the Board of the Homeownership Preservation Foundation (2011-2019)
■    Member of the Research Advisory Council for the Center for Responsible Lending (2006-2019)
■    Member of the Board of GreenPath Financial Wellness (2017-2019)
■    Member of the Federal Reserve Bank of Boston's Community Development Research Advisory Council (2014-2016)
Grace A. Huebscher

Age	Director Since	Freddie Mac Committees		Public Company Directorships
61	December 2017	•	Executive	None
		•	Nominating and Governance, Chair
		•	Risk
Ms. Huebscher is an executive with extensive experience in capital markets and real estate. She brings to the Board deep multifamily industry knowledge, entrepreneurship, and business savvy.

FREDDIE MAC | 2020 Form 10-K	287

Directors, Corporate Governance, and Executive Officers	Directors

Experience and Qualifications
■    Advisor to Capital One Commercial Bank (2017)
■    President of Capital One Multifamily Finance, LLC (2013-2017)
■    Co-Founder and Chief Executive Officer of Beech Street Capital, LLC (2009-2013)
■    Various positions with Fannie Mae, including Vice President, Capital Markets (1997-2009)
■    Member of the Board of The Kenyon Review (1998-present)
■    Member of the Commercial Board of Governors of the Mortgage Bankers Association (2014-2017)
Sara Mathew

Age	Director Since	Freddie Mac Committees		Public Company Directorships
65	December 2013	•	Executive, Chair	•	NextGen Acquisition Corporation
				•	Reckitt Benckiser Group plc
				•	State Street Corporation
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
■    Member of the Board, Audit, and Nominating and Corporate Governance Committees, and Chair of the Compensation Committee of NextGen Acquisition Corporation (2020-present)
■    Member of the Board and Audit Committee of Reckitt Benckiser Group plc (2019-present)
■    Member of the Board, Executive and Risk Committees, Chair of the Human Resources Committee, and former member of the Nominating and Corporate Governance Committee of State Street Corporation (2018-present)
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
■    Member of the Board of Dun & Bradstreet Corporation (2008-2013)
■    Member of the International Advisory Council of Zurich Financial Services Group (2012-2017)
Allan P. Merrill

Age	Director Since	Freddie Mac Committees		Public Company Directorships
54	September 2020	•	Audit	•	Beazer Homes USA, Inc.
		•	Nominating and Governance
Mr. Merrill is an executive with deep experience in and understanding of the homebuilding industry as well as considerable executive leadership and financial experience.
Experience and Qualifications
■    Various positions with Beazer Homes USA, Inc., including Chairman of the Board, President, and Chief Executive Officer, and Executive Vice President and Chief Financial Officer (2007-present)
■    Various leadership positions with Move, Inc., including Executive Vice President of Corporate Development and Strategy, and President of Homebuilder.com, a division of Move, Inc. (2000-2007)
■    Various positions with UBS Group AG and its predecessors, including Managing Director and Co-Head of the Global Resources Group (1987-2000)

FREDDIE MAC | 2020 Form 10-K	288

Directors, Corporate Governance, and Executive Officers	Directors

■    Member of the Board of Builder Homesite, Inc. (2011-present)
■    Member of the Board of the Leading Builders of America (2011-present)
■    Member of the Board of Harvard University's Joint Center for Housing Studies (1992-present)
Saiyid T. Naqvi

Age	Director Since	Freddie Mac Committees		Public Company Directorships
71	August 2013	•	Executive	None
		•	Nominating and Governance
		•	Risk, Chair
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
■    President of Harley-Davidson Financial Services, Inc. (2007-2009)
■    Chief Executive Officer of DeepGreen Financial, Inc. (2005-2006)
■    President and Chief Executive Officer of PNC Mortgage Corporation of America (1995-2001)
■    Member of the Board of Genworth Financial (2005-2009)
■    Member of the Board of Hanover Mortgage Capital Holdings, Inc. (1998-2006)
■    Member of the Housing Council of the Financial Services Roundtable (2009-2013)

FREDDIE MAC | 2020 Form 10-K	289

Directors, Corporate Governance, and Executive Officers	Corporate Governance

CORPORATE GOVERNANCE
Our Corporate Governance Practices
The company is committed to best practices in corporate governance. The Board regularly reviews our governance practices, assesses the regulatory and legislative environment, and adopts governance practices that are in the best interests of the company.
Our Board has adopted the Guidelines, which are available on our website at www.freddiemac.com/governance/pdf/gov_guidelines.pdf. The Guidelines are reviewed annually by our Board and were last updated in June 2020. The Guidelines establish corporate governance practices, and include: qualifications for directors; a limitation on the number of boards on which a director may serve; term limits; director orientation and continuing education; and a requirement that the Board and each of its committees perform an annual self-evaluation.
Our practices are designed to provide for effective collaboration of management and the Board and are reviewed regularly. We have instituted the following specific corporate governance practices:
■    Our Board has an independent Non-Executive Chair, whose responsibilities include presiding over meetings of the Board and executive sessions of the non-employee or independent directors.
■    Each of the Board's directors is independent, except for the CEO (when that office is filled).
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
■    All directors are provided with access to, and are encouraged to utilize, third-party continuing education.
■    Management provides the Board and committees with in-depth technical briefings on substantive issues affecting the company.
■    The Board reviews management talent and succession planning at least annually.
Director Independence and Relevant Considerations
Our non-employee Board members have evaluated the independence, as defined in Sections 4 and 5 of the Guidelines and in Section 303A.02 of the NYSE Listed Company Manual, of each of our Board members and determined that all current members of our Board are, and that former members of our Board, Mr. Steven W. Kohlhagen and Mr. Paul T. Schumacher were, independent. Mr. Brickman, our former CEO, was not considered to be an independent director due to his service as our CEO.
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
In determining the independence of each Board member, our non-employee Board members reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of the Guidelines, to determine whether those relationships, either individually or in aggregate, would constitute a material relationship between the director and us that would impair the director's judgment as a member of the Board or create the perception or appearance of such an impairment:
■    Employment Affiliations with Business Partners - Messrs. Bloom and Herbert are employed by organizations that engage or have engaged in business with us resulting in payments between us and such organizations. Under the Guidelines, no specific independence determination is required with respect to these payments because they do not exceed the greater of $1 million or 2% of the firm's consolidated gross revenues for each of the last three fiscal years. After considering the nature and extent of the specific relationships between these organizations and us, our non-employee Board members concluded that the business relationships do not constitute material relationships between either Mr. Bloom or Mr. Herbert and us that would impair their respective independence as our directors.

FREDDIE MAC | 2020 Form 10-K	290

Directors, Corporate Governance, and Executive Officers	Corporate Governance

■    Employment Affiliations with Competitors - An immediate family member of Ms. Huebscher is employed by a company that is a competitor of Freddie Mac. After considering the nature and extent of the specific relationship between the competitor and the immediate family member and between the competitor and Freddie Mac, our non-employee Board members concluded that the business relationship does not constitute a material relationship that would impair Ms. Huebscher's independence as our director.
■    Board Memberships with Business Partners - Ms. Casey and Messrs. Drummond, Herbert, and Merrill serve or have served as directors of other organizations that engage or have engaged in business with us resulting in payments between us and such organizations during the past three fiscal years. After considering the nature and extent of the specific relationship between each of those organizations and us, and the fact that these current or past Board members are or were directors of these other organizations rather than employees, our non-employee Board members concluded that those business relationships do not constitute material relationships that would impair their independence as our directors.
■    Financial Relationships with Business Partners - Messrs. Bloom, Gillani, and Grier, and former director Mr. Kohlhagen each own stock in companies with which we conduct significant business, and such ownership represents a material portion of their respective net worth. To eliminate any potential conflict of interest that might arise as a result of their respective stock ownership, we have established mechanisms pursuant to which they will be recused from discussing and acting upon any matters considered by the Board or any of the committees of which they are or were a member and that directly relate to the company in which they have such stock ownership. In situations where matters are frequently presented to the Board regarding these companies, we have established formal recusal arrangements. The Audit Committee Chair, in consultation with the Non-Executive Chair, addresses any questions regarding whether recusal from a particular discussion or action is appropriate.
    In evaluating the independence of Messrs. Bloom, Gillani, Grier, and Kohlhagen in light of their stock ownership of our business partners, our non-employee Board members considered the nature and extent of our business relationships with such business partners and any potential impact that their respective stock ownership may have on their independent judgment as our directors, taking into account the relevant recusal mechanisms. Our non-employee Board members concluded that these mechanisms addressed any actual or potential conflicts of interest with respect to the stock ownership. Accordingly, our non-employee Board members concluded that the stock ownership of our business partners of Messrs. Bloom, Gillani, and Grier do not, and of Mr. Kohlhagen did not, constitute material relationships that would, or did, impair their independence as our directors.

FREDDIE MAC | 2020 Form 10-K	291

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Board and Committee Information
Authority of the Board and Board Committees

The directors serve on behalf of, and exercise authority as directed by, the Conservator and owe their fiduciary duties of care and loyalty to the Conservator. Although the Conservator has provided authority for the Board and its committees to function in accordance with the duties and authorities set forth in applicable statutes, regulations, guidance, orders, and directives, and our Bylaws and committee charters, the Conservator has reserved certain powers of approval for itself. The Conservator provided instructions to the Board in 2008, 2012, and 2017 to consult with and obtain the Conservator's decision before taking certain actions.
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
•Redemptions or repurchases of our subordinated debt, except as may be necessary to comply with Section 5.7 of the Purchase Agreement;
•Creation of any subsidiary or affiliate, or entering into a substantial transaction with a subsidiary or affiliate, except for routine, ongoing transactions with CSS or the creation of, or a transaction with, a subsidiary or affiliate undertaken in the ordinary course of business;
•Changes to, or removal of, Board risk limits that would result in an increase in the amount of risk that may be taken by us;
•Retention and termination of external auditors to perform an integrated audit of our financial statements and internal controls over financial reporting;
•Termination of law firms serving as consultants to the Board;
•Proposed amendments to our bylaws or Board committee charters;
•Setting or increasing the compensation or benefits payable to members of the Board; and
•Establishing the annual operating budget.

•Material changes in accounting policy;
•Proposed changes in our business operations, activities, and transactions that, in the reasonable business judgment of our management, are more likely than not to result in a significant increase in credit, market, reputational, operational, or other key risks;
•Matters, including our initiation or substantive response to litigation, that impact or question the Conservator's powers, our status in conservatorship, the legal effect of the conservatorship, interpretations of the Purchase Agreement or terms and conditions of the Financial Agency Agreement with Treasury or our performance under the Financial Agency Agreement;
•Agreements with respect to any securities litigation claim and agreements pursuant to which we settle, resolve, or compromise demands, claims, litigation, lawsuits, prosecutions, regulatory proceedings, or tax matters when the amount in dispute is more than $50 million, including each separate agreement with the same counterparty involving the same dispute or common facts when the aggregate amount in dispute totals more than $50 million (this provision excludes loan workouts, which are conducted in the ordinary course of business);
•Mergers, acquisitions and changes in control of a Key Counterparty where we have a direct contractual right to cease doing business with such Key Counterparty or object to the merger or acquisition of such entity;
•Changes to requirements, policies, frameworks, standards, or products that are aligned with Fannie Mae, pursuant to FHFA's direction;
•Credit risk transfers that are new transaction types, recurring transactions with any material change in terms, and transactions that involve collateral types not previously included in a risk transfer transaction;
•Mortgage servicing rights sales and transfers involving:
◦100,000 or more loans to a non-bank transferee; or
◦25,000 or more loans to any transferee servicer when the transfer would increase the number of the transferee's Freddie Mac- and Fannie Mae-owned seriously delinquent loans by at least 25 percent and the servicing transfer has a minimum of 500 seriously delinquent loans; and
•Changes in employee compensation that could significantly impact our employees, including, but not limited to, retention awards, special incentive plans, and merit increase pool funding.

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

FREDDIE MAC | 2020 Form 10-K	292

Directors, Corporate Governance, and Executive Officers	Corporate Governance

financial statements that are not de minimis. FHFA will then determine whether any such items require Conservator approval. For more information on the conservatorship, see MD&A - Conservatorship and Related Matters.
Board Committees

The Board has five standing committees: Audit, CHC, Executive, Nominating and Governance, and Risk. All standing committees, other than the Executive Committee, meet regularly and are chaired by, and consist entirely of, independent directors. The Committees perform essential functions on behalf of the Board. The Committee Chairs review and approve agendas for all meetings of their respective Committees. Charters for the standing committees describe each committee's responsibilities and have been adopted by the Board and approved by the Conservator. These charters are available on our website at http://www.freddiemac.com/governance/board-committees.html. The membership of each committee as of February 9, 2021 and the number of meetings held by each committee in 2020 are set forth below, together with a description of the primary responsibilities of each committee.

Committee	Meetings in 2020	Chair	Members

Audit Committee	9 Committee meetings	Aleem Gillani	•	Kathleen L. Casey
			•	Lance F. Drummond
			•	Allan P. Merrill

Compensation and Human Capital Committee	7 Committee meetings	Lance F. Drummond	•	Mark H. Bloom
			•	Aleem Gillani
			•	Christopher E. Herbert

Executive Committee	None	Sara Mathew	•	Lance F. Drummond
			•	Aleem Gillani
			•	Grace A. Huebscher
			•	Saiyid T. Naqvi

Nominating and Governance Committee	5 Committee meetings	Grace A. Huebscher	•	Kathleen L. Casey
			•	Mark B. Grier
			•	Allan P. Merrill
			•	Saiyid T. Naqvi

Risk Committee	6 Committee meetings	Saiyid T. Naqvi	•	Mark H. Bloom
			•	Mark B. Grier
			•	Christopher E. Herbert
			•	Grace A. Huebscher

Audit Committee

The Audit Committee provides oversight of the company's accounting and financial reporting and disclosure processes, the adequacy of the systems of disclosure and internal control established by management, and the audit of the company's financial statements. Among other things, the Audit Committee: (i) appoints the independent auditor and evaluates its independence and performance; (ii) reviews the audit plans for and results of the independent audit and internal audits; and (iii) reviews reports related to processes established by management to provide compliance with legal and regulatory requirements. The Audit Committee's activities during 2020 with respect to the oversight of the independent auditor are described in more detail in Principal Accounting Fees and Services — Approval of Independent Auditor Services and Fees. The Audit Committee also periodically reviews the company's guidelines and policies governing the processes for assessing and managing the company's risks and generally reviews the company's major financial risk exposures and the steps taken to monitor and control such exposures. The Audit Committee also approves all decisions regarding the appointment, removal, and

FREDDIE MAC | 2020 Form 10-K	293

Directors, Corporate Governance, and Executive Officers	Corporate Governance

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
Compensation and Human Capital Committee

The CHC Committee oversees the company's compensation and benefits policies and programs, as well as other human capital processes, including: (i) an annual review of talent development programs and initiatives, including succession planning; (ii) oversight of our diversity and inclusion programs and policies, and related management strategies; and (iii) the design and execution of initiatives to strengthen our culture. The company's processes for consideration and determination of executive compensation, and the role of the CHC Committee in those processes, are further described in Executive Compensation — CD&A. The CHC Committee Report is included in Executive Compensation — CD&A — Compensation and Human Capital Committee Report.
For a discussion of the CHC Committee's conclusion that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us, see Executive Compensation — Compensation and Risk.
For a discussion of the CHC Committee's role with respect to human capital generally, see Introduction — Our Business — Primary Business Strategies — Human Capital Management.
The CHC Committee consists entirely of independent directors. None of the members of the CHC Committee during 2020 were officers or employees of Freddie Mac or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.
Executive Committee

The Executive Committee consists of the Non-Executive Chair, the chair of each other standing committee, and our CEO, when such office is filled. Given the current vacancy in our CEO position, each member is independent. The Executive Committee is authorized to exercise the corporate powers of the Board between meetings of the Board, except for those powers reserved to the Board by our Charter and Bylaws or otherwise.
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
Risk Committee

The Risk Committee, which consists entirely of independent directors, oversees on an enterprise-wide basis the company's risk management framework, including credit risk, market risk, liquidity risk, operational risk, and enterprise-wide strategic risk. The Risk Committee reviews and recommends the company's enterprise risk policy and Board-level risk appetite metrics and limits to the Board for approval and, among other responsibilities, reviews significant: (i) enterprise risk exposures; (ii) risk management strategies; (iii) results of risk management reviews and assessments; and (iv) emerging risks. The Risk Committee also approves all decisions regarding the appointment or removal of the CRO, and the CRO reports independently to the Risk Committee.

FREDDIE MAC | 2020 Form 10-K	294

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Additional Board Oversight

The Board and Risk Committee provide oversight of the company's information and cybersecurity operations by receiving periodic reports from the Chief Information Officer and other senior officers. These updates include information regarding management's ongoing efforts to manage cybersecurity risk and the steps management has taken to address and mitigate the evolving cybersecurity threat environment. In addition, the Risk Committee receives updates regarding any assessments by external parties about the company's cybersecurity program. Senior management discusses cybersecurity developments with the Chair of the Risk Committee and other Board members between Board and committee meetings, as necessary. The company has procedures to escalate information regarding certain cybersecurity incidents to the appropriate members of the Board in a timely fashion. The Board and its committees also have authority, as they deem appropriate to fulfill Board or committee responsibilities, to engage outside consultants or advisors, including technology and cybersecurity experts, and evaluate the company's information security program. See MD&A — Risk Management — Overview for more information on the Board's role in risk oversight.

FREDDIE MAC | 2020 Form 10-K	295

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Board Leadership Structure
The leadership structure established by the Conservator requires that the positions of CEO and chair of the Board be held by different individuals. In addition, FHFA's Corporate Governance Rule requires that the position of chair of the Board be filled by an independent director as defined under the rules of the NYSE.
Communications with Directors
Interested parties wishing to communicate any concerns or questions about Freddie Mac to the Board or its directors may do so by U.S. mail, addressed to the Corporate Secretary, Freddie Mac, 8200 Jones Branch Drive, McLean, VA 22102-3110 or by email at boardofdirectors@freddiemac.com. Communications may be directed to the Non-Executive Chair, to any other director or directors, or to groups of directors, such as the independent or non-employee directors.
Codes of Conduct
We have separate codes of conduct for our employees and Board members. The employee code of conduct serves as the code of ethics for senior executives and financial officers. All employees, including senior executives and financial officers, are required to sign an annual acknowledgment that they have read the employee code of conduct and agree to abide by it and will report suspected deviations from the employee code of conduct. When joining our Board, our directors acknowledge that they have reviewed and understand the director code of conduct and agree to be bound by its provisions, and each director re-executes such confirmation annually.
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
2020 Non-Employee Director Compensation Levels

Board compensation levels during conservatorship are shown in the table below.
Table 77 - Board Compensation Levels

Board Service	Cash Compensation
Annual Retainer for Non-Executive Chair	$290,000
Annual Retainer for Non-Employee Directors (other than the Non-Executive Chair)	160,000
Committee Service	Cash Compensation
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Risk)	10,000
Annual Retainer for Audit Committee Members	10,000

FREDDIE MAC | 2020 Form 10-K	296

Directors, Corporate Governance, and Executive Officers	Corporate Governance

2020 Director Compensation

The following table summarizes the 2020 compensation earned by all persons who served as non-employee directors during 2020.
Table 78 - Director Compensation

Non-Employee Director	Fees Earned or Paid in Cash(1)	Total
Sara Mathew	$290,000	$290,000
Mark H. Bloom	160,000	160,000
Kathleen L. Casey(2)	168,242	168,242
Lance F. Drummond(2)	178,901	178,901
Aleem Gillani	185,000	185,000
Mark B. Grier(3)	138,901	138,901
Christopher E. Herbert	160,000	160,000
Grace A. Huebscher(2)	176,685	176,685
Steven W. Kohlhagen(4)	18,681	18,681
Allan P. Merrill(2)(3)	56,359	56,359
Saiyid T. Naqvi	175,000	175,000
Paul T. Schumacher(2)(3)(4)	56,359	56,359
(1)We do not have pension or retirement plans for our non-employee directors, and all compensation is paid in cash with no additional compensation paid. Therefore, the "Change in Pension Value and Non-qualified Deferred Compensation Earnings" and "All Other Compensation" columns have been omitted.
(2)In addition to the annual Board service and appropriate Committee Chair retainers, the amount reflects partial annual compensation for service as a member of the Audit Committee or as a Committee Chair during 2020. In February 2020, Mr. Drummond became the Chair of the CHC Committee, and in March 2020, Ms. Casey became a member of the Audit Committee. In September 2020, Messrs. Merrill and Schumacher became members of, and Ms. Huebscher left, the Audit Committee.
(3)Mr. Grier joined the Board in February 2020 and Messrs. Merrill and Schumacher joined the Board in September 2020.
(4)Messrs. Kohlhagen and Schumacher left the Board in February 2020 and February 2021, respectively.
Indemnification

We have made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see Executive Compensation — CD&A — Written Agreements Relating to NEO Employment — Indemnification Agreements.

FREDDIE MAC | 2020 Form 10-K	297

Directors, Corporate Governance, and Executive Officers	Executive Officers

EXECUTIVE OFFICERS
As of February 9, 2021, our executive officers are as follows:
Michael T. Hutchins

Age	Year of Affiliation	Position
65	2013	President
Mr. Hutchins has served as our President since December 2020 after serving as our interim President beginning in November 2020. In this role, he continues to lead the Investments and Capital Markets division, and the leaders of the company’s Single-Family, Multifamily, Human Resources, Information Technology, Administration, and Enterprise Operations divisions report to him. He previously served as EVP - Investments and Capital Markets from January 2015 to November 2020 and as SVP - Investments and Capital Markets from July 2013 to January 2015. Prior to joining Freddie Mac, Mr. Hutchins was Co-Founder and Chief Executive Officer of PrinceRidge, a financial services firm, from 2007 to 2013. Prior to founding PrinceRidge, he was with UBS Group AG from 1996 to 2007, holding a variety of senior management positions, including the Global Head of the Fixed Income Rates & Currencies Group. Prior to UBS, Mr. Hutchins worked at Salomon Brothers, Inc. from 1986 to 1996, where he held a number of management positions, including Co-Head of Fixed Income Capital Markets.
Christian M. Lown

Age	Year of Affiliation	Position
51	2020	Executive Vice President & Chief Financial Officer
Mr. Lown has served as our EVP & Chief Financial Officer since June 2020. In this role, he is responsible for the company's financial controls, accounting, investor relations, financial planning and reporting, tax, and capital oversight. Mr. Lown joined Freddie Mac from Navient Corporation where he served as Executive Vice President and Chief Financial Officer from March 2017 to June 2020. Prior to that, he served as Managing Director of the Financial Institutions Group and Co-Head of Global Financial Technology, North America Banks, and Diversified Finance at Morgan Stanley from 2006 to 2017; Director, Financial Institutions Group, at UBS AG from 2003 to 2006; and Associate, Financial Institutions Group, at Credit Suisse First Boston from 2001 to 2003.
Ricardo A. Anzaldua

Age	Year of Affiliation	Position
67	2018	Executive Vice President & General Counsel
Mr. Anzaldua has served as our EVP & General Counsel since January 2019 as well as serving as Corporate Secretary from January 2019 to April 2020. In this role, he is responsible for the company's legal division, advising the Board and senior management on legal and governance matters, litigation strategy, and leading the company's efforts to navigate complex business and regulatory initiatives. He joined Freddie Mac in May 2018 as EVP - Senior Legal Advisor. Previously, he was Executive Vice President and General Counsel of MetLife, Inc., from 2012 until 2017. From 2007 to 2012, he held senior positions in the legal department of the Hartford Financial Services Group. He began his legal career at the law firm of Cleary, Gottlieb, Steen & Hamilton LLP, where he became a partner in 1999.
Donna M. Corley

Age	Year of Affiliation	Position
47	1995	Executive Vice President - Single-Family Business
Ms. Corley has served as our EVP - Single-Family Business since February 2020 after serving as SVP & Interim Head of Single-Family from November 2019 to February 2020. In this role, she is responsible for managing our relationships with our Seller/Servicers, the performance of our guarantee book of business, and all sourcing, servicing, risk management, and business operations. Previously, she served as SVP & Chief Risk Officer of Single-Family Business, where she led the team responsible for analyzing and managing the risks that affect Freddie Mac's Single-Family business of financing more than 1.5 million homes annually. She joined Freddie Mac in 1995 as a research analyst and since then has held various portfolio manager positions within the Investment and Capital Markets division and has also led Freddie Mac’s credit pricing, risk transfer, and securitization teams.

FREDDIE MAC | 2020 Form 10-K	298

Directors, Corporate Governance, and Executive Officers	Executive Officers

Anil D. Hinduja

Age	Year of Affiliation	Position
57	2015	Executive Vice President - Chief Risk Officer
Mr. Hinduja has served as our EVP - Chief Risk Officer and head of Enterprise Risk Management since July 2015. In this role, he provides overall direction and leadership for the risk function and is responsible for the company's enterprise-wide risk framework. He joined Freddie Mac from Barclays PLC, where he served in increasingly broader risk management roles beginning in 2009, including Chief Risk Officer for Barclays Africa Group Limited, Group Credit Director for Retail Credit Risk, and Chief Risk Officer for Barclays' retail bank in the U.K. Prior to joining Barclays, he spent 19 years at Citigroup in diverse roles with increasing responsibility across finance, operations, sales and distribution, business, and risk management in global consumer businesses. In risk, he was Director for Global Consumer Credit Risk and then Chief Risk Officer for the Consumer Lending Group, where he was responsible for managing risk in the mortgage, auto, and student loan businesses. His tenure at Citigroup culminated in his term as President and CEO of Citi Home Equity.
Deborah L. Jenkins

Age	Year of Affiliation	Position
53	2008	Executive Vice President - Multifamily
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
Frank Nazzaro

Age	Year of Affiliation	Position
59	2018	Executive Vice President - Chief Information Officer
Mr. Nazzaro has served as our EVP - Chief Information Officer since October 2019 after serving as Acting Chief Information Officer from May 2019 to October 2019. He leads the Information Technology (IT) division and provides corporate-wide leadership for the company’s technology strategy. Mr. Nazzaro is an accomplished senior technology executive with more than 20 years of experience in the financial services industry. With an in-depth knowledge in infrastructure and applications, he brings a wealth of experience in transformational IT activities and strong leadership capabilities essential to IT’s strategic initiatives, including Cloud migration, Modern Delivery, and Employee Technology Experience. He joined Freddie Mac in 2018 as Senior Vice President and Chief Technology Officer leading Enterprise Technology Solutions. From 2016 to 2018, he was Group Vice President and CTO for Travelport LLC, where he led Cloud Architecture, Infrastructure, and Operations globally. From 2012 to 2016, he was CTO at CIT Group where he was responsible for Transformation, Architecture, Technology Strategy, and IT Infrastructure. He has held several senior technology and management roles at RBC Capital Markets, Bridgewater, and UBS.
Jerry Weiss

Age	Year of Affiliation	Position
62	2003	Executive Vice President - Chief Administrative Officer
Mr. Weiss has served as our EVP - Chief Administrative Officer since August 2010. In this role, he serves as the company's senior executive liaison to FHFA and Treasury. He oversees the Government and Industry Relations and Public Policy, Public Relations and Corporate Marketing, Internal Communications, Conservatorship Affairs and Initiatives, Economic and Housing Research, Regulatory Affairs, Corporate Services, and Making Home Affordable - Compliance organizations. In addition, since November 2014 he has served as a member of the Board of Managers of CSS. He also served as our CCO from August 2010 until June 2011. Prior to August 2010, Mr. Weiss served as our SVP and CCO and in various other senior management capacities since joining us in October 2003. Before that, Mr. Weiss worked from 1990 at Merrill Lynch Investment Managers, including as First Vice President and Global Head of Compliance. From 1982 to 1990, Mr. Weiss was with a national law practice in Washington, D.C., where he specialized in securities regulation and corporate finance matters.

FREDDIE MAC | 2020 Form 10-K	299

Executive Compensation	Compensation Discussion and Analysis
Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This section contains information regarding our compensation programs (all of which have been approved by FHFA) and the compensation of the following individuals who we determined to be our Named Executive Officers, or NEOs, for the year ended December 31, 2020.

Named Executive Officers
David M. Brickman	Chief Executive Officer(1)
Michael T. Hutchins	President
Christian M. Lown	Executive Vice President & Chief Financial Officer
Ricardo A. Anzaldua	Executive Vice President & General Counsel
Anil D. Hinduja	Executive Vice President - Chief Risk Officer
Donald F. Kish	Senior Vice President - Corporate Controller & Principal Accounting Officer, former Interim Chief Financial Officer
(1)Mr. Brickman resigned from the company effective January 8, 2021.
For information on our primary business objectives and the progress we made during 2020 toward accomplishing those objectives, see Introduction — About Freddie Mac.
Overview of Executive Management Compensation Program
Compensation in 2020 for each NEO, other than Mr. Brickman, whose compensation is discussed below, was governed by the Executive Management Compensation Program, or EMCP. The EMCP balances our need to retain and attract executive talent with promoting the conservatorship objectives included in FHFA's Conservatorship Scorecard, as well as goals separately established by management related to the commercial aspects of our business, which are included in our Corporate Scorecard. All compensation under the EMCP is delivered in cash because the Purchase Agreement does not permit us to provide equity-based compensation to our employees unless approved by Treasury.
Effective January 1, 2020, the company amended the EMCP in response to changes directed by FHFA, acting as Conservator, for so long as we are in conservatorship, as described in Executive Compensation—Elements of Target TDC.
Elements of Target TDC
For all NEOs other than the CEO, compensation under the EMCP in 2020 consisted of the following elements:

Base Salary Rate		Deferred Salary
■
The amount earned in each quarter, including interest, is paid (i) on the last pay date of the corresponding quarter in the first year following the performance period for Fixed Deferred Salary; and (ii) on the last pay date of the corresponding quarter in either the first or second year following the performance period for At-Risk Deferred Salary(1)

		Fixed Deferred Salary		At-Risk Deferred Salary
				■	To encourage achievement of conservatorship, corporate, and individual performance goals
				Conservatorship Scorecard and Assessment Criteria		Corporate Scorecard / Individual

■	Cannot exceed $600,000 without approval from FHFA	■	To encourage executive retention	■	Subject to reduction based on Conservatorship Scorecard performance and the Assessment Criteria	■	Subject to reduction based on performance against both the Corporate Scorecard and individual objectives
■	Earned and paid bi-weekly	■	Equal to total Deferred Salary less the At-Risk portion

(1)As discussed below, pursuant to an update to the EMCP effective January 1, 2020, At-Risk Deferred Salary will be paid on the last pay date of the corresponding quarter of the second year following the performance period for Mr. Lown, who joined us as our CFO in June 2020. For executives hired before December 31, 2019,

FREDDIE MAC | 2020 Form 10-K	300

Executive Compensation	Compensation Discussion and Analysis
including all other eligible NEOs, the increase in mandatory deferral period for At-Risk Deferred Salary from one year to two years will take effect beginning with amounts earned in the 2022 performance period.
As in past years, 30% of target TDC for each NEO (other than our CEO) is At-Risk Deferred Salary that is subject to reduction based on Conservatorship Scorecard performance as well as Corporate Scorecard and individual performance. This At-Risk Deferred Salary has been paid in end-of-quarter installments in the year following the performance year. In 2019, FHFA directed us to increase the mandatory deferral period for At-Risk Deferred Salary received by certain executives (including our NEOs) from one year to two years. For executives hired before December 31, 2019, this change will be effective for At-Risk Deferred Salary earned beginning January 1, 2022. For executives hired on or after December 31, 2019, the change became effective immediately. Accordingly, At-Risk Deferred Salary earned beginning January 1, 2022 by our current eligible NEOs (other than Mr. Lown) will be paid in quarterly installments in the corresponding calendar quarter in the second year following the performance year. Therefore, At-Risk Deferred Salary earned in 2022 by these NEOs will be paid in quarterly installments in 2024. For Mr. Lown, who was hired on or after December 31, 2019, all At-Risk Deferred Salary earned will be paid in quarterly installments in the second year following the performance year, resulting in his At-Risk Deferred Salary earned in 2020 being paid in quarterly installments in 2022.
The objectives against which 2020 corporate performance was measured, together with the assessment of actual performance against those objectives and the Assessment Criteria used by FHFA, are described in Determination of 2020 At-Risk Deferred Salary — At-Risk Deferred Salary Based on Conservatorship Scorecard Performance and Determination of 2020 At-Risk Deferred Salary — At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance. These performance measures were chosen because they reflected our 2020 goals during conservatorship.
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
CEO Compensation
Mr. Brickman's compensation in 2020 included a Base Salary level of $600,000, in compliance with the Equity in Government Compensation Act of 2015. He did not participate in the EMCP and, therefore, did not receive any compensation subject to either corporate or individual performance. Mr. Brickman was eligible to participate in all employee benefit plans offered to Freddie Mac's other senior executives under the terms of those plans. See Summary Compensation Table for additional information.
Determination of 2020 Target TDC for Eligible NEOs
Role of Compensation Consultant

As part of the annual process to determine the Target TDC for each of the eligible NEOs, the CHC Committee receives guidance from Meridian Compensation Partners, LLC, or Meridian, its independent compensation consultant. In addition to the annual process to determine Target TDC, Meridian provides guidance to the CHC Committee throughout the year on other executive compensation matters.
Meridian has not provided the CHC Committee with any non-executive compensation services, nor has the firm provided any consulting or other services to our management. During 2020, the CHC Committee reviewed Meridian's independence based on the factors outlined in Exchange Act Rule 10C-1(b)(4) and determined that Meridian continues to be independent.

FREDDIE MAC | 2020 Form 10-K	301

Executive Compensation	Compensation Discussion and Analysis
2020 Comparator Group Companies

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
The Comparator Group used in determining compensation for 2020 consisted of the following companies:

The Allstate Corporation	Fannie Mae	Prudential Financial, Inc.
Ally Financial Inc.	Fifth Third Bancorp	Regions Financial Corporation
American Express Company	The Hartford Financial Services Group, Inc.	State Street Corporation
American International Group, Inc.	JPMorgan Chase & Co*	Synchrony Financial
Bank of America Corporation*	KeyCorp	Truist Financial Corporation
The Bank of New York Mellon Corporation	Mastercard Incorporated	U.S. Bancorp
Capital One Financial Corporation	MetLife, Inc.	Visa, Inc.
Citigroup Inc.*	Northern Trust Corporation	Voya Financial, Inc.
Citizens Financial Group, Inc.	PNC Financial Services Group, Inc.	Wells Fargo & Company*
Discover Financial Services
*	Only mortgage or real estate division-level compensation data from these diversified banking firms may be utilized where available and appropriate for the position being benchmarked.
The CHC Committee has determined that these same companies will comprise the 2021 Comparator Group.
Establishing Target TDC

The CHC Committee developed its 2020 Target TDC recommendations for the eligible NEOs, other than Mr. Hutchins, by reviewing data from the Comparator Group. For Mr. Hutchins, the CHC Committee reviewed data from a broader financial services survey reflecting companies with significant assets under management. The CHC Committee's 2020 Target TDC recommendation for each of the eligible NEOs was reviewed and approved by FHFA.

FREDDIE MAC | 2020 Form 10-K	302

Executive Compensation	Compensation Discussion and Analysis
2020 Target TDC

The following table sets forth the components of 2020 Target TDC for each of our eligible NEOs.
Table 79 - 2020 Target TDC

	2020 Target TDC
Named Executive Officer(1)	Base Salary Rate	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
Michael T. Hutchins	$600,000	$1,675,000	$975,000	$3,250,000
Christian M. Lown(2)	327,869	815,934	489,560	1,633,363
Ricardo A. Anzaldua	500,000	1,250,000	750,000	2,500,000
Anil D. Hinduja	600,000	1,220,000	780,000	2,600,000
Donald F. Kish(3)	425,000	257,500	292,500	975,000
(1)Mr. Brickman did not participate in the EMCP in 2020 and therefore is not included in this table. For a discussion of Mr. Brickman's compensation, see CEO Compensation.
(2)Mr. Lown was appointed Chief Financial Officer effective June 15, 2020. Amounts in this table reflect his prorated Target TDC. His annualized Target TDC is $3,000,000, consisting of Base Salary of $600,000, Fixed Deferred Salary of $1,500,000, and At-Risk Deferred Salary of $900,000. In addition, Mr. Lown will receive a cash sign-on award of $1,275,000 in recognition of forfeited compensation at his previous employer. This award will be paid in three installments: $475,000 in February 2021; $475,000 in February 2022; and $325,000 in February 2023. If Mr. Lown is not an employee of Freddie Mac on an installment payment date because he voluntarily resigns from the company or if the company terminates his employment due to the occurrence of any of the Forfeiture Events described in the Recapture Agreement, the installment will be forfeited. Each installment is subject to repayment if, prior to the first anniversary of an installment payment, Mr. Lown voluntarily resigns from the company or if the company terminates his employment due to the occurrence of any of the Forfeiture Events described in the Recapture Agreement.
(3)In addition to Target TDC, Mr. Kish accrued a special cash award at a rate of $50,000 per month, beginning December 19, 2019 and continuing through June 14, 2020, in recognition of his service as Interim Chief Financial Officer. The award was payable in two equal installments: the first was paid in June 2020 and the second was paid in August 2020. He also accrued a special cash award at a rate of $30,000 per month, in recognition of his increased responsibilities in support of our Chief Financial Officer, Mr. Lown, from June 15, 2020 to December 31, 2020, payable in two equal installments: the first was paid in January 2021 and the second will be paid in March 2021. Mr. Kish must remain employed by the company to receive the second installment payment, except in certain termination events including death, disability, and involuntary non-performance-based termination by Freddie Mac. See Written Agreements Relating to NEO Employment.

Determination of 2020 At-Risk Deferred Salary
The CHC Committee and FHFA considered our achievements in pursuing our primary business objectives, as well as other factors, in determining the funding level for At-Risk Deferred Salary in 2020. FHFA determined the funding level for the portion of At-Risk Deferred Salary based on Conservatorship Scorecard performance and Assessment Criteria, and the CHC Committee determined, with FHFA's review and approval, the amounts payable to each eligible NEO for the portion of At-Risk Deferred Salary based on Corporate Scorecard goals and individual performance.

At-Risk Deferred Salary Based on Conservatorship Scorecard Performance

Half of each eligible NEO's 2020 At-Risk Deferred Salary, or 15% of Target TDC, was subject to reduction based on FHFA's assessment of (i) the company's performance against the goals in the 2020 Conservatorship Scorecard and (ii) the Assessment Criteria described below. FHFA independently assessed our performance against the 2020 Conservatorship Scorecard and the Assessment Criteria and determined that an 80% funding level was justified for the portion of the eligible NEOs' At-Risk Deferred Salary. In assessing our performance against the 2020 Conservatorship Scorecard, the factors considered by FHFA included our completion of all of the Conservatorship Scorecard objectives and our performance against the Assessment Criteria.
In making its assessment, FHFA used the following criteria (collectively, the Assessment Criteria):

FREDDIE MAC | 2020 Form 10-K	303

Executive Compensation	Compensation Discussion and Analysis
■    The extent to which our activities foster Competitive, Liquid, Efficient, And Resilient (CLEAR) national housing finance markets that support homeowners and renters with responsible and sustainable products and programs;
■    The extent to which we conduct business in a safe and sound manner, anticipate and mitigate emerging risk issues, and remediate identified risk concerns on a timely basis;
■    The extent to which we meet expectations under all of FHFA’s requirements, including the Conservatorship Capital Framework (CCF);
■    The extent to which we conduct initiatives with consideration for diversity and inclusion under statutory requirements consistent with FHFA's expectations;
■    The extent to which we cooperate and collaborate with Fannie Mae, CSS, the industry, and other stakeholders, in consultation with FHFA; and
■    The extent to which we deliver work products that are high quality, thorough, creative, effective, and timely.
The table below presents the Conservatorship Scorecard objectives and FHFA's assessment of our achievement against those objectives.

Performance Goals			FHFA's Summary of Performance
I.Foster CLEAR National Housing Finance Markets
•	Housing Goals / Duty-to-Serve: Fulfill Freddie Mac’s Housing Goals and Duty-to-Serve plans by offering sustainable mortgage programs and conducting effective outreach.		Goal was achieved.
•
Uniform Mortgage-Backed Security (UMBS): Carefully monitor and maintain UMBS cash flow alignment and take such further steps as necessary to ensure a well-functioning To-Be-Announced (TBA) securitization market.
Goal was achieved.
•	Credit Score Final Rule Implementation: Implement the final Credit Score Rule with adherence to the regulation’s requirements in a timely and effective manner.		Goal was achieved.
•	Key On-going Initiatives: Successfully continue to implement key on-going initiatives.		All goals were achieved.
	○	Multifamily Caps - manage to new multifamily cap requirements announced September 13, 2019
	○	LIBOR Transition - prepare for an effective transition from LIBOR to approved alternative reference rates.
Freddie Mac achieved this sub-goal through ceasing to purchase or issue LIBOR-indexed single-family and multifamily mortgages, LIBOR-indexed collateralized mortgage obligations (CMOs), LIBOR-indexed single-family credit risk transfer (CRT) securitizations, and LIBOR-indexed floating rate unsecured debt that matures beyond the end of 2021; commenced the purchase and issuance of SOFR-indexed single-family and multifamily mortgages; SOFR-indexed CMOs, SOFR-indexed multifamily and single-family CRT securitizations, and SOFR-indexed floating rate unsecured debt.

○
Limited English Proficiency (LEP) - continue to support the needs of lenders and other market participants serving borrowers with limited English proficiency through continued progress on multi-year language access plans.

Freddie Mac achieved this sub-goal through the addition of Vietnamese, Korean, and Tagalog language resources with the existing Spanish and Chinese language resources to the FHFA’s Mortgage Translations clearinghouse.

	○	Uniform Residential Loan Application (URLA) - fully implement new URLA.
•	Level Playing Field Standards and Increased Transparency:		All goals were achieved.
	○	Support strategies that enhance a level playing field for a wide range of mortgage market participants.
○ Provide any requested assistance toward the development of a new Qualified Mortgage (QM) standard by the Consumer Financial Protection Bureau.
	○	Assess additional data that could be made publicly available to enhance risk transfer markets and foster a competitive mortgage market that does not crowd out private capital.
•
Efficient Operation of State and Local Housing Markets: Assess opportunities to support and encourage state and local policies that enable the housing market to function more efficiently by (1) reducing the cost of housing production and/or (2) lowering the cost of providing mortgage financing.
Goal was achieved.
II. Ensure Safety and Soundness

FREDDIE MAC | 2020 Form 10-K	304

Executive Compensation	Compensation Discussion and Analysis

Performance Goals			FHFA's Summary of Performance
•	Risk Profile: Review Freddie Mac’s risk profiles across all business activities and reduce risk and complexity to levels more appropriate for conservatorship status and a limited capital cushion.		Goal was achieved.
•	Risk Transfer: Continue to transfer a significant amount of credit risk to private markets in a commercially reasonable and safe and sound manner.		All goals were achieved.
	○	Undertake actions to meet single-family and multifamily credit risk transfer objectives established by FHFA.
	○	Actively pursue legacy asset risk transfer activities, including sales of non-performing loans (NPL) and re-performing loans (RPL).
	○	Under FHFA direction, undertake a comprehensive review of the CRT program, including a cost-benefit analysis.
•	CCF: Develop and implement business management and capital planning capabilities to fully operationalize the CCF requirements.		Goal was achieved.
•	Mortgage Servicing: Continue mortgage servicing and asset management efforts that promote stability and readiness for more challenging market conditions.		Servicer Eligibility Requirements 2.0 was not implemented in 2020, per FHFA’s direction. All other goals were achieved.
	○	Implement Servicer Eligibility Requirements 2.0
	○	Assess readiness of servicers and servicing policies and processes for an economically-stressed environment.
•	Core Operations and Technology: Increase focus on core Freddie Mac operational and technology management to ensure stability, resiliency, efficiency, and risk reduction.		All goals were achieved.
	○	Continue efforts to enhance business resiliency and recovery management capabilities to minimize the impact of disruptions and maintain business operations at pre-defined levels.
	○	Continue efforts to protect the availability, integrity, and confidentiality of information.
	○	Continue efforts to improve the efficiency and effectiveness of operations, including legacy system modernization where necessary.
	○	Prudently oversee CSS and the CSP to ensure that they support the securitization needs of the Enterprises and operate in an efficient and safe and sound manner.

III. Prepare for a Transition Out of Conservatorship
•	Roadmap Toward End of Conservatorship: Provide support to FHFA as needed to develop a roadmap with milestones for exiting conservatorship.		Goal was achieved.
•	Treasury and HUD Reform Plan Coordination and Alignment: Conduct such activities as directed by FHFA arising from recommendations in the Treasury and HUD Reform Plans.		Goal was achieved.
•
Efficient Utilization of Capital: Develop and implement FHFA-approved strategies that ensure the efficient utilization of capital targeted to support the core guaranty business with adequate returns to attract the private capital necessary to enable an exit from the conservatorship.
Goal was achieved.
•
Common Securitization Platform Strategy: Develop a post-conservatorship strategy and governance framework for CSS/CSP, including an assessment of any additional capabilities beneficial for the CSS/CSP to perform, to support a competitive mortgage market.
Goal was achieved.
•
Address Identified Areas in Need of Improvement: Maintain an effective process to ensure that internal audit and supervisory findings are remediated by management in a timely fashion with appropriate board oversight.
Goal was achieved.
•
Fair Lending: Maintain a sustainable, effective process for fair lending risk assessment, monitoring, and mitigation, and work with the FHFA’s Office of Fair Lending Oversight to prepare for transition to post-conservatorship fair lending supervision and oversight.
Goal was achieved.

FREDDIE MAC | 2020 Form 10-K	305

Executive Compensation	Compensation Discussion and Analysis
At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance

The other half of each eligible NEO's At-Risk Deferred Salary, also equal to 15% of Target TDC, was subject to reduction based on the company's performance against the Corporate Scorecard goals and the NEO's individual performance. The Corporate Scorecard goals drive how we manage and improve the commercial aspects of our business and are intended to complement the FHFA Strategic Plan and Conservatorship Scorecard. Certain of the individual performance objectives for the eligible NEOs were either Conservatorship Scorecard objectives or Corporate Scorecard goals, or directly supported their achievement.
No weightings were assigned to the Corporate Scorecard goals. As a result, it was necessary for the CHC Committee to use its judgment in determining the overall level of performance. In making its determination, the CHC Committee primarily considered the fact that almost all of the Corporate Scorecard goals were achieved or exceeded. The CHC Committee determined that, based on the company's performance against the Corporate Scorecard, no reduction should be applied due to company performance for this portion of At-Risk Deferred Salary.
The Board has adopted Corporate Scorecard goals for 2021 that align with our Strategic Plan.
The table below presents the Corporate Scorecard goals and the CHC Committee's assessment of our achievement against those goals.

Corporate Scorecard Goal	Assessment of Performance
Exit Conservatorship	The company achieved or exceeded all elements of this goal, including major milestones relating to capital restoration and management in anticipation of a potential exit from conservatorship, remediation of significant issues, and positive financial results.
Create a World-Class Platform	The company achieved or exceeded all elements of this goal through a transformation of the company's infrastructure and information security, adoption of modern delivery, and improvements in business resiliency and related initiatives.
Become the Leader in Housing	The company achieved or exceeded all but one element of this goal through increased diversity and inclusion efforts, progress towards achieving affordable housing goals, and supporting the adoption of UMBS. Based on preliminary information, the company believes it met four of five single-family affordable housing goals and all three of its multifamily affordable housing goals.
The CHC Committee also assessed the individual performance of each eligible NEO. In making its assessments, the CHC Committee took into consideration input from Mr. Brickman, prior to his departure, as well as the company's Corporate Scorecard performance. In each case, the CHC Committee's determination was consistent with Mr. Brickman's recommendation. FHFA reviewed and approved the compensation associated with these determinations.
Each eligible NEO's individual performance is discussed below.

FREDDIE MAC | 2020 Form 10-K	306

Executive Compensation	Compensation Discussion and Analysis

Michael T. Hutchins, President
Performance Highlights
■
Strong leadership of the company’s market activities, including successfully decreasing less liquid assets in an economically efficient manner and being responsive to market conditions in debt funding and interest-rate hedging while leading efforts to comply with new liquidity requirements.

■
Partnered with the Single-Family business to accommodate record loan purchase volumes through the Cash Window channel and continued to enhance the liquidity of Freddie Mac’s traded Single-Family bonds in the secondary mortgage market.

■ Led cross-divisional efforts to transition from LIBOR to SOFR, including the launch of several SOFR-based offerings.
■ Partnered with other leaders to achieve milestones in preparation of a potential conservatorship exit, including enhancing the company’s financial forecasting and analytic processes.
■ Continued to improve operational capabilities, including strengthening data management, modernizing payment processes, and enhancing remediation management.
■
Successfully transitioning to the role of President, including gaining a deeper understanding of all aspects of the company and providing leadership in developing the company’s business plan, financial budget, and key priorities for 2021.

At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Hutchins should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

Christian M. Lown, Executive Vice President & Chief Financial Officer
Performance Highlights
■
Provided leadership since joining the company in June 2020 identifying the range of tasks necessary to help facilitate the company’s recapitalization and potential conservatorship exit as well as reorganizing functions to increase service, reduce costs, and enhance our control structure.

■
Strengthened capital management framework through build-out of governance and enterprise activities capabilities and recruitment of seasoned leaders into the company and partnered with other leaders to analyze FHFA’s re-proposed capital rule.

■
Identified and implemented operational and productivity improvements, which included enhanced financial analysis and business insight capabilities for internal and external reporting; revised enterprise supply chain risk assessment and operating processes; and achieved remediation and risk reduction milestones.

At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Lown should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

Ricardo A. Anzaldua, Executive Vice President & General Counsel
Performance Highlights
■ Provided guidance to the Board, senior management, FHFA, and financial advisor on a wide variety of legal and governance issues associated with potential conservatorship exit.
■
Effectively supported a variety of business initiatives, including: COVID-related business decisions on forbearance adaptations and moratoriums on foreclosures and evictions; implementation of initiatives to reduce risk and increase efficiency during the COVID-19 pandemic while aligning with direction provided by FHFA; and a variety of complex business-line legal initiatives.

■
Partnered with other leaders to analyze FHFA’s re-proposed capital rule; led final stages of comment process; and managed legal risk arising from the mandate to transition away from LIBOR-based floating-rate contractual arrangements.

■
Provided effective legal advice and support to senior management and Freddie Mac’s Board of Directors with respect to the transition in leadership of Freddie Mac and the addition of new members to its Board of Directors.

■
Strong leadership in the ongoing development of Legal Division staff with an increased focus on continuous learning, professional development, social responsibility, and the creation of appropriate spans of authority.

At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Anzaldua should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

FREDDIE MAC | 2020 Form 10-K	307

Executive Compensation	Compensation Discussion and Analysis

Anil D. Hinduja, Executive Vice President - Chief Risk Officer
Performance Highlights
■	Advanced the company’s risk framework through design of a firm-wide risk maturity program.
■	Enhanced risk appetite framework to incorporate earnings and capital planning, while making progress on capital-related projects.
■	Provided leadership to address remediation of supervisory and control issues and partnered with Internal Audit to strengthen assurance of operations.
■	Strengthened capabilities within the independent risk function through build-out of risk and control capabilities and recruitment of seasoned leaders into the company.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Hinduja should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

Donald F. Kish, Senior Vice President, Corporate Controller, Principal Accounting Officer, former Interim Chief Financial Officer
Performance Highlights
■
Served as Interim CFO and member of the Senior Operating Committee of the company for the first half of the year, while also fulfilling responsibilities as the Corporate Controller and Principal Accounting Officer.

■
Provided strong leadership to the Finance Division, including divisional risk oversight, migration to a full work-from-home environment during the pandemic, and reorganizing certain functions within the division to clarify roles and responsibilities.

■ Supported adoption of the new CECL accounting standard, effective January 1, 2020, from a tax, accounting, and reporting perspective.
■
Partnered with other leaders to determine the impacts of the CARES Act and other COVID-related programs and confirmed the impacts were appropriately reflected within the company’s financial statements, including appropriate reserve levels for potential credit losses.

■ Initiated cross-divisional operational controls testing service to achieve efficiency in testing approach and costs.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Kish should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

FREDDIE MAC | 2020 Form 10-K	308

Executive Compensation	Compensation Discussion and Analysis
2020 Deferred Salary
The following chart reports the actual amounts of 2020 Deferred Salary for each NEO, other than Mr. Brickman who was not eligible for 2020 Deferred Salary. The actual amount earned in each calendar quarter is scheduled to be paid on the last pay date of the corresponding calendar quarter in 2021, except for Mr. Lown, whose At-Risk Deferred Salary earned in 2020 will be paid on the last pay date of the corresponding calendar quarter in 2022. See Overview of Executive Management Compensation Program for additional information.
Table 80 - 2020 Deferred Salary

	2020 Actual Deferred Salary

	Fixed	At-Risk

Named Executive Officer		Conservatorship Scorecard	Corporate Scorecard/ Individual
Mr. Hutchins	$1,675,000	$390,000	$487,500
Mr. Lown	815,934	195,824	244,780
Mr. Anzaldua	1,250,000	300,000	375,000
Mr. Hinduja	1,220,000	312,000	390,000
Mr. Kish	257,500	117,000	146,250
Written Agreements Relating to NEO Employment
We entered into letter agreements with each of our NEOs, other than Mr. Brickman and Mr. Kish, in connection with their hiring. The letter agreements set forth specific initial levels of Base Salary and, where applicable, Target TDC. The compensation of each NEO is subject to change by FHFA and the terms of the EMCP. See Determination of 2020 Target TDC for 2020 Target TDC including Base Salary amounts for the NEOs. Other than the letter agreement entered into with Mr. Lown described below, there are no remaining material provisions of any of the letter agreements in effect as they have either been superseded by the EMCP, as described above, or the provisions are no longer effective, such as sign-on bonuses that have been paid and are no longer subject to repayment.
We entered into a compensation arrangement with Mr. Kish in recognition of his service from December 19, 2019 through June 14, 2020 as Interim Chief Financial Officer. Pursuant to this arrangement, Mr. Kish accrued a special award at a rate of $50,000 per month, pro-rated for any partial month of service as Interim Chief Financial Officer. Mr. Kish received the award in two equal installments in June and August 2020. We also entered into a compensation arrangement with Mr. Kish in recognition of his increased responsibilities in support of our Chief Financial Officer, Mr. Lown, from June 15, 2020 to December 31, 2020. Pursuant to this arrangement, Mr. Kish accrued a special cash award at a rate of $30,000 per month, pro-rated for any partial month of service, payable in two equal installments: the first in January 2021 and the second in March 2021. To be eligible to receive the second installment, Mr. Kish must remain an employee at the time such installment is payable, except in certain termination events including death, disability, and involuntary non-performance-based termination by Freddie Mac.
We entered into a letter agreement with Mr. Lown in connection with his employment as our EVP & Chief Financial Officer. The terms of Mr. Lown's agreement provided him with an annual Target TDC opportunity of $3,000,000, consisting of Base Salary of $600,000, Fixed Deferred Salary of $1,500,000, and At-Risk Deferred Salary of $900,000, as well as the opportunity to participate in all employee benefit plans offered to our executive officers pursuant to the terms of those plans, and certain relocation benefits. The letter agreement with Mr. Lown also provides for a cash sign-on award of $1,275,000 in recognition of forfeited compensation at his previous employer. This award will be paid in three installments: $475,000 in February 2021; $475,000 in February 2022; and $325,000 in February 2023. If Mr. Lown is not an employee of Freddie Mac on an installment payment date due to his voluntary resignation or Freddie Mac terminates his employment due to the occurrence of any of the Forfeiture Events described in the Recapture Agreement, the installment will be forfeited. Each installment will be subject to repayment in the event that, prior to the first anniversary of an installment payment date, Mr. Lown voluntarily resigns from his employment with Freddie Mac for any reason or Freddie Mac terminates his employment due to the occurrence of any of the Forfeiture Events described in the Recapture Agreement.
We have also entered into restrictive covenant and confidentiality agreements with each of our NEOs. The non-competition and non-solicitation provisions included in the restrictive covenant and confidentiality agreements are described in Restrictive Covenant and Confidentiality Agreements.

FREDDIE MAC | 2020 Form 10-K	309

Executive Compensation	Compensation Discussion and Analysis
The NEOs (other than Mr. Kish) are not currently entitled to severance benefits upon any type of termination event. For additional information on compensation and benefits payable in the event of a termination of employment, see Potential Payments Upon Termination of Employment.
Restrictive Covenant and Confidentiality Agreements

Each of our NEOs is subject to a restrictive covenant and confidentiality agreement with us. Each agreement provides that the NEO will not seek or accept employment with designated competitors that involves performing similar duties for 12 months immediately following termination of employment, regardless of whether the executive's employment is terminated by the executive, by us, or by mutual agreement. During this period, each NEO agrees not to solicit or recruit any of our managerial employees. The agreements also provide for the confidentiality of information that constitutes trade secrets or proprietary or other confidential information. Effective January 1, 2021, the restrictive covenant and confidentiality agreement added a provision that provides for a 90-day “cooling off” period after a separation from employment, during which the NEO will be prohibited from participating directly or indirectly in a transaction involving Freddie Mac. Each of the NEOs (other than Mr. Brickman) entered into that updated restrictive covenant and confidentiality agreement. Because Mr. Brickman, as CEO, did not participate in the company's incentive program (which was the consideration for entering into the agreement) he did not enter into that updated restrictive covenant and confidentiality agreement, but subsequently entered into an additional agreement, effective as of February 10, 2021, pursuant to which he agreed to this additional provision. A copy of the form of the restrictive covenant and confidentiality agreements for our NEOs other than Mr. Brickman and a copy of the restrictive covenant and confidentiality agreement for Mr. Brickman are filed as exhibits, as reflected in the Exhibit Index.

Recapture and Forfeiture Agreement

Freddie Mac has adopted, after FHFA review, the Recapture and Forfeiture Agreement, or the Recapture Agreement. In order to participate in the EMCP, each of our NEOs has entered into a Recapture Agreement.
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
●    Subsequent to termination of employment, the NEO is convicted of, or pleads guilty or nolo contendere to, a felony, based on conduct occurring prior to termination, and within one year of such conviction or plea, the Board determines that such conduct is materially harmful to Freddie Mac; or
●    Termination of employment because, or, within two years of termination, the Board determines that, the NEO engaged in willful misconduct in the performance of his or her duties that was materially harmful to Freddie Mac.
■    Compensation Subject to Recapture and/or Forfeiture - Any Deferred Salary earned during the two years prior to the date that the NEO is terminated, any Deferred Salary scheduled to be paid within two years after termination, and any cash payment made or to be made as consideration for any release of claims agreement.

FREDDIE MAC | 2020 Form 10-K	310

Executive Compensation	Compensation Discussion and Analysis
Gross Neglect or Gross Misconduct

■    Forfeiture Event - The NEO's employment is terminated because, in carrying out his or her duties, the NEO engages in conduct that constitutes gross neglect or gross misconduct that is materially harmful to Freddie Mac, or, within two years after the NEO's termination of employment, the Board determines that the NEO, prior to his or her termination, engaged in such conduct.
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
A copy of the form of the Recapture Agreement is filed as an exhibit, as reflected in the Exhibit Index.
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
Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers (including each of our NEOs), each an indemnitee. For indemnification agreements entered into with executive officers after August 2011, the form of agreement has been revised to provide that indemnification rights under the agreement would terminate if and when the executive officer remained with Freddie Mac after ceasing to report directly to the CEO with respect to any claims arising from matters occurring after the officer no longer reported directly to the CEO. Similar indemnification rights would continue to be available to such executive officers under the Bylaws going forward. The indemnification agreements provide that we will indemnify the indemnitee to the fullest extent permitted by our Bylaws and Virginia law. This obligation includes, subject to certain terms and conditions, indemnification against all liabilities and reasonable expenses (including attorneys' fees) actually incurred by the indemnitee in connection with any threatened or pending action, suit, or proceeding, except such liabilities and expenses as are incurred because of the indemnitee's willful misconduct or knowing violation of criminal law. The indemnification agreements provide that if requested by the indemnitee, we will advance expenses, subject to repayment by the indemnitee of any funds advanced if it is ultimately determined that the indemnitee is not entitled to indemnification. The rights to indemnification under the indemnification agreements are not exclusive of any other right the indemnitee may have under any statute, agreement, or otherwise. Our obligations under the indemnification agreements will continue after the indemnitee is no longer a director or officer of the company with respect to any possible claims based on the fact that the indemnitee was a director or officer, and the indemnification agreements will remain in effect in the event the conservatorship is terminated. The indemnification agreements also provide that indemnification for actions instituted by FHFA will be governed by the standards set forth in FHFA's Notice of Proposed Rulemaking, published in the Federal Register on November 14, 2008.

FREDDIE MAC | 2020 Form 10-K	311

Executive Compensation	Compensation Discussion and Analysis

Other Executive Compensation Considerations
Effect of Termination of Employment

The timing and payment of any unpaid portion of Deferred Salary and related interest is based upon the reason for termination, as discussed in Potential Payments Upon Termination of Employment.
Perquisites

We believe that perquisites should be a minimal part of the compensation package for our NEOs. Total annual perquisites for any NEO cannot exceed $25,000 without FHFA approval, and we do not provide a gross-up to cover any taxes due on the perquisite itself. The only perquisite provided to our NEOs during 2020 was reimbursement for assistance with personal financial planning, tax planning, and/or estate planning, up to an annual maximum benefit of $4,500, with an additional $2,500 allowance provided in the first year in which an NEO becomes eligible for the benefit.
SERP and SERP II

After our NEOs have satisfied the one-year service requirement, they are eligible to participate in our SERP. The SERP is designed to provide participants with the full amount of benefits to which they would have been entitled under our Thrift/401(k) Plan if that plan was not subject to certain dollar limits under the Internal Revenue Code. This is referred to as the "SERP Benefit." For participants in the EMCP, no SERP Benefit is accrued with respect to annual pay in excess of two times a participant's Base Salary.
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
For additional information regarding these benefits, see 2020 Compensation Information for NEOs and Nonqualified Deferred Compensation.
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

FREDDIE MAC | 2020 Form 10-K	312

Executive Compensation	Compensation Discussion and Analysis
FHFA's Role in Setting Executive Compensation

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

Lance F. Drummond, Chair
Mark H. Bloom
Aleem Gillani
Christopher E. Herbert

FREDDIE MAC | 2020 Form 10-K	313

Executive Compensation	Compensation and Risk
COMPENSATION AND RISK
Our management conducted an assessment of our compensation policies and practices that apply to employees at all levels, including those participating in the EMCP. The assessment was conducted by members of our ERM and human resources divisions, and included an evaluation of:
■    The types of compensation offered (including fixed, variable, and deferred);
■    Eligibility for participation in compensation programs;
■    Compensation program design and governance;
■    The process for establishing performance objectives; and
■    Processes and program approvals for our compensation programs.
The assessment was discussed with the CHC Committee in January 2021. Management's conclusion, with which the CHC Committee concurred, is that the company's compensation programs and practices do not encourage unnecessary or excessive risk behaviors in pursuit of Corporate or Conservatorship Scorecard objectives or otherwise, and the programs and practices would not be reasonably likely to have a material adverse effect on Freddie Mac.

FREDDIE MAC | 2020 Form 10-K	314

Executive Compensation	CEO Pay Ratio

CEO PAY RATIO
SEC rules require annual disclosure of the ratio of a company's CEO's total annual compensation to that of its median employee. For 2020, we used the 2018 median employee who we identified as of November 25, 2018 using payroll data as reported on Form W-2, Box 5 and annualized the compensation for individuals that had not worked the full year. In December 2020, after internal review and analysis and pursuant to SEC rules, we determined to use the same median employee for the calculation of the 2020 CEO Pay Ratio as we did for the calculation of the 2018 CEO Pay Ratio because we have not made significant recent changes to our compensation programs and the median employee identified in 2018 remains representative of our employee population. Except as noted below, we calculated that employee's total annual compensation for 2020 using the same method required for calculating the CEO's (and other NEOs') total annual compensation for purposes of Table 82 - Summary Compensation Table.
The table below sets forth the total annual compensation for our CEO and median employee and the ratio between the two.
Table 81 - CEO Pay Ratio

CEO Pay Ratio
Employee	Total Compensation	Ratio
David M. Brickman (CEO)	$702,000(1)	4.56 to 1
Median Employee	153,970(2)
(1)The total compensation of $702,000 for Mr. Brickman includes base salary and other benefits, including contributions made under the tax-qualified Thrift/401(k) Plan and accruals earned pursuant to the SERP Benefit. See CEO Compensation and Summary Compensation Table for further discussion.
(2)Reflects actual 2020 total compensation for the median employee except for estimated incentive compensation payment because, as of the filing of this Form 10-K, we have not concluded our performance year 2020 compensation planning process for employees other than our NEOs. This estimate includes the projected incentive payout for individuals in comparable positions with similar performance ratings.
Given the different methodologies that companies may use to determine their CEO pay ratio, the ratio reported above should not be used as a basis for comparison between companies.

FREDDIE MAC | 2020 Form 10-K	315

Executive Compensation	2020 Compensation Information for NEOs

2020 COMPENSATION INFORMATION FOR NEOs
The following sections set forth compensation information for our NEOs: Mr. Brickman (who served as CEO until January 8, 2021); Mr. Lown (who has served as our CFO since June 15, 2020); the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2020; and Mr. Kish, who served as our Interim CFO until June 14, 2020.
Summary Compensation Table
Table 82 - Compensation Summary

		Salary		Bonus	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Named Executive Officer	Year	Earned During Year(1)	Deferred(2)
David M. Brickman(5)	2020	$600,000	$—	$—	$—	$102,000	$702,000
Chief Executive Officer	2019	600,000	837,500	—	456,867	112,621	2,006,988
	2018	500,000	1,507,478	—	867,919	163,266	3,038,663

Michael T. Hutchins	2020	623,077	1,675,000	—	884,476	119,239	3,301,792
President	2019	600,000	1,675,000	—	913,735	123,634	3,312,369
	2018	500,000	1,575,208	—	897,202	98,862	3,071,272

Christian M. Lown (6)	2020	334,616	815,934	—	447,610	48,706	1,646,866
EVP & Chief Financial Officer

Ricardo A. Anzaldua(6)	2020	519,231	1,250,000	—	680,366	98,207	2,547,804
EVP & General Counsel	2019	500,000	1,250,000		702,873	68,745	2,521,618

Anil D. Hinduja(6)	2020	623,077	1,220,000	—	707,581	115,622	2,666,280
EVP - Chief Risk Officer	2019	600,000	1,220,000	—	730,988	117,651	2,668,639

Donald F. Kish(6)	2020	441,346	257,500	490,301(7)	265,343	77,076	1,531,566
SVP - Corporate Controller, Principal Accounting Officer, former Interim Chief Financial Officer	2019	414,712	235,865	—	260,603	73,227	984,407

(1)Amounts shown in this sub-column consist of base salary paid during the year on a bi-weekly basis. Calendar year 2020 contained 27 bi-weekly pay periods, rather than the usual 26 bi-weekly pay periods. This additional pay period occurs approximately once every 11 years because we pay on a bi-weekly basis. As a result of the additional bi-weekly pay period in 2020, salary amounts for 2020 for Messrs. Hutchins, Lown, Anzaldua, Hinduja and Kish are slightly higher than the annual base salary rate. The 2020 base salary rate for each executive was as follows: for Mr. Hutchins: $600,000; for Mr. Lown: $600,000; for Mr. Anzaldua: $500,000; for Mr. Hinduja: $600,000; and for Mr. Kish: $425,000. In February, FHFA requested that Mr. Brickman repay the amount he received for the 27th pay period, and Mr. Brickman voluntarily agreed to do so.
(2)Amounts shown reflect Fixed Deferred Salary earned during the year. The interest rate for Fixed Deferred Salary earned during 2020, 2019, and 2018 was 0.795%, 1.315%, and 0.880%, respectively, which is equal to 50% of the one-year Treasury Bill rate as of December 31 of the applicable prior year. Fixed Deferred Salary earned during each quarter is paid in cash on the last pay date of the corresponding quarter in the following year, along with accrued interest. Interest on Fixed Deferred Salary earned during 2020, 2019, and 2018 is included in All Other Compensation.
(3)Amounts shown reflect At-Risk Deferred Salary earned during each year as well as interest on that At-Risk Deferred Salary. The interest rate for At-Risk Deferred Salary earned during 2020, 2019, and 2018 was the same as noted for the interest rate for the Fixed Deferred Salary. Except in the case of Mr. Lown, At-Risk Deferred Salary earned during each quarter will be paid in cash on the last pay date of the corresponding quarter in the following year. For Mr. Lown, At-Risk Deferred Salary earned during each quarter will be paid in cash on the last pay date of the corresponding quarter in the second calendar year. See Determination of 2020 At-Risk Deferred Salary and Executive Management Compensation Program Overview.

FREDDIE MAC | 2020 Form 10-K	316

Executive Compensation	2020 Compensation Information for NEOs

(4)Amounts for 2020 reflect: (i) contributions made under our tax-qualified Thrift/401(k) Plan for plan year 2020; (ii) accruals earned pursuant to the SERP Benefit for plan year 2020; (iii) interest on Fixed Deferred Salary earned during 2020 and (iv) reimbursement of certain relocation expenses incurred by Mr. Lown. The amounts for 2020 are as follows:

Named Executive Officer	Thrift/401(k) Plan Contributions	SERP Benefit Accruals	Interest on Fixed Deferred Salary	Relocation Expenses
Mr. Brickman	$24,225	$77,775		—
Mr. Hutchins	24,225	81,698	13,316	—
Mr. Lown	—	—	6,487	42,219
Mr. Anzaldua	24,225	64,044	9,938	—
Mr. Hinduja	24,225	81,698	9,699	—
Mr. Kish	24,225	50,804	2,047	—
Employer contributions to the Thrift/401(k) Plan are generally available on the same terms to all our employees. After the first year of employment, we match up to 6% of eligible compensation at 100% of the employee's contributions. Also, after their first year of employment, employees receive an additional employer contribution to our Thrift/401(k) Plan equal to 2.5% of compensation earned in the prior year. Employee contributions, our matching contributions, and the 2.5% employer contribution are invested in accordance with the employee's investment elections and are immediately vested. For additional information regarding the SERP Benefit, see Nonqualified Deferred Compensation.
Perquisites are valued at their aggregate incremental cost to us. During the years reported, the aggregate value of perquisites received by any NEO was less than $10,000. Therefore, in accordance with SEC rules, amounts shown under "All Other Compensation" do not include perquisites.
(5)Mr. Brickman resigned effective January 8, 2021. Mr. Brickman became CEO in July 2019 and during his tenure as CEO his compensation consisted solely of an annual Base Salary of $600,000. Prior to his service as CEO, he participated in the EMCP and was eligible for Deferred Salary.
(6)Pursuant to SEC reporting requirements, because Messrs. Anzaldua, Hinduja, and Kish were not NEOs in 2018, information for that year is not required to be disclosed. Because Mr. Lown first joined the company and became an NEO in 2020, information for 2018 and 2019 is not required to be disclosed.
(7)Mr. Kish accrued a special cash award of $294,301, representing $50,000 per month, beginning December 19, 2019 and continuing through June 14, 2020, in recognition of his service as Interim Chief Financial Officer. The award was payable in two equal installments: the first was paid in June 2020 and the second was paid in August 2020. He also accrued a special cash award of $196,000, representing $30,000 per month, in recognition of his increased responsibilities in support of our Chief Financial Officer, Mr. Lown, from June 15, 2020 to December 31, 2020, payable in two equal installments: the first was paid in January 2021 and the second will be paid in March 2021. Mr. Kish must remain employed by the company to receive the second installment payment, except in certain termination events including death, disability, and involuntary non-performance-based termination by Freddie Mac. See Written Agreements Relating to NEO Employment.

Grants of Plan-Based Awards
The following table contains information concerning grants of plan-based awards to each of the NEOs during 2020. The Purchase Agreement prohibits us from issuing equity securities without Treasury's prior written consent. No stock awards were granted during 2020. For a description of the performance and other measures used to determine payouts, see Elements of Target Total Direct Compensation, Determination of 2020 Target TDC for NEOs, Determination of 2020 At-Risk Deferred Salary, and 2020 Deferred Salary.

FREDDIE MAC | 2020 Form 10-K	317

Executive Compensation	2020 Compensation Information for NEOs

Table 83 - Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)
Named Executive Officer(1)	At-Risk Deferred Salary Award	Threshold	Target/Maximum

Mr. Hutchins	Conservatorship Scorecard	—	$487,500
	Corporate Scorecard/Individual	—	487,500
	Total	—	975,000

Mr. Lown	Conservatorship Scorecard	—	244,780
	Corporate Scorecard/Individual	—	244,780
	Total	—	489,560

Mr. Anzaldua	Conservatorship Scorecard	—	375,000
	Corporate Scorecard/Individual	—	375,000
	Total	—	750,000

Mr. Hinduja	Conservatorship Scorecard	—	390,000
	Corporate Scorecard/Individual	—	390,000
	Total	—	780,000

Mr. Kish	Conservatorship Scorecard	—	146,250
	Corporate Scorecard/Individual	—	146,250
	Total	—	292,500

(1)Mr. Brickman was not eligible to receive Deferred Salary in 2020 and therefore is not included in this table.
(2)The amounts reported reflect At-Risk Deferred Salary granted in 2020 which is subject to reduction based on: (i) corporate performance against the Conservatorship Scorecard; and (ii) the company's performance against the Corporate Scorecard goals and an officer's individual performance. The amount of At-Risk Deferred Salary actually earned can range from 0% of target (reported in the Threshold column) to a maximum of 100% of target (reported in the Target/Maximum column). Actual At-Risk Deferred Salary amounts earned during 2020 are reported in the Non-Equity Incentive Plan Compensation column of Table 82 - Summary Compensation Table.
Outstanding Equity Awards at Fiscal Year-End
None of the NEOs had unexercised options or unvested RSUs as of December 31, 2020.
Option Exercises and Stock Vested
None of the NEOs exercised options or had RSUs vest during 2020.
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

FREDDIE MAC | 2020 Form 10-K	318

Executive Compensation	2020 Compensation Information for NEOs

To be eligible for the SERP Benefit, the NEO must be eligible for matching contributions and the 2.5% contribution under the Thrift/401(k) Plan for part of the year, as discussed in Footnote 4 to Table 82 - Summary Compensation Table. In addition, to be eligible for the portion of the SERP Benefit attributable to employer matching contributions, the NEO must contribute the maximum amount permitted under the terms of the Thrift/401(k) Plan on either a pre- or post-tax basis.
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
Table 84 - SERP and SERP II Benefits

Named Executive Officer	Executive Contribution in Last FY ($)(1)	Freddie Mac Accruals in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Balance at Last FYE ($)(4)
Mr. Brickman
SERP Benefit	$—	$77,775	$21,887	$—	$995,370
SERP II Benefit	—	—	51,051	—	420,070
Mr. Hutchins
SERP Benefit	—	81,698	93,816	0	563,814
Mr. Lown(5)
SERP Benefit	—	—	—	—	—
Mr. Anzaldua
SERP Benefit	—	64,044	251	—	104,545
Mr. Hinduja
SERP Benefit	—	81,698	88,763	—	451,686
Mr. Kish
SERP Benefit	—	50,804	56,282	—	435,804
SERP II Benefit	—	—	17,823	—	137,235

(1)The SERP and SERP II do not allow for employee contributions.
(2)Amounts reported reflect accruals under the SERP during 2020, including the 2.5% contribution accruals which will be allocated to NEO accounts in 2021. These amounts are also reported in the "All Other Compensation" column in Table 82 - Summary Compensation Table.
(3)Amounts reported represent the total interest and other earnings credited to each NEO under the SERP and SERP II Benefits.
(4)Amounts reported reflect the accumulated balances under the SERP and SERP II Benefits for each NEO and include the plan year 2020 accruals noted in footnote 2 above. All NEOs are fully vested in their SERP and, for Messrs. Brickman and Kish, their SERP II Benefit account balances.
The following 2019 SERP Benefit accrual amounts were reported in the "All Other Compensation" column in the 2019 Summary Compensation Table as compensation for each NEO for whom accruals were made during 2019: Mr. Hutchins: $77,808, Mr. Anzaldua: $40,046, Mr. Hinduja: $77,808, Mr. Brickman: $77,808, and Mr. Kish: $46,325. See our Annual Report on Form 10-K filed on February 13, 2020.
The following 2018 SERP Benefit accrual amounts were reported in the "All Other Compensation" column in the 2018 Summary Compensation Table as compensation for each NEO for whom accruals were made during 2018: Mr. Hutchins: $61,625; and Mr. Brickman: $108,750. See our Annual Report on Form 10-K filed on February 14, 2019.
(5)Mr. Lown has not satisfied the one-year service requirement and, therefore, was not eligible for the SERP Benefit in 2020.

FREDDIE MAC | 2020 Form 10-K	319

Executive Compensation	2020 Compensation Information for NEOs

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
The table below describes the compensation and benefits that would have been payable to each NEO had the officer terminated his employment under various circumstances as of December 31, 2020.
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
The table below also does not include stock options or RSUs, as there were no outstanding stock options or RSUs held by NEOs as of December 31, 2020.

FREDDIE MAC | 2020 Form 10-K	320

Executive Compensation	2020 Compensation Information for NEOs

Table 85 - Compensation and Benefits if NEO Terminated Employment as of December 31, 2020

Named Executive Officer(1)	Death	Disability	Retirement(2)	All Other Not For Cause Terminations(3)

Michael T. Hutchins
Deferred Salary:
Fixed	$1,675,000	$1,675,000	$1,675,000
At Risk-Conservatorship Scorecard(4)	487,500	487,500	390,000
At Risk-Corporate Scorecard/Individual(5)	487,500	487,500	487,500
Interest on Deferred Salary(6)	13,146	21,068	20,292
Total	$2,663,146	$2,671,068	$2,572,792

Christian M. Lown
Deferred Salary:
Fixed	$815,934	$815,934		$603,791
At Risk-Conservatorship Scorecard(4)	244,780	244,780		195,824
At Risk-Corporate Scorecard/Individual(5)	244,780	244,780		244,780
Interest on Deferred Salary(6)	4,184	14,271		11,806
Total	$1,309,678	$1,319,765		$1,056,201

Ricardo A. Anzaldua
Deferred Salary:
Fixed	$1,250,000	$1,250,000	$1,250,000
At Risk-Conservatorship Scorecard(4)	375,000	375,000	300,000
At Risk-Corporate Scorecard/Individual(5)	375,000	375,000	375,000
Interest on Deferred Salary(6)	9,921	15,900	15,304
Total	$2,009,921	$2,015,900	$1,940,304

Anil Hinduja
Deferred Salary:
Fixed	$1,220,000	$1,220,000		$902,800
At Risk-Conservatorship Scorecard(4)	390,000	390,000		312,000
At Risk-Corporate Scorecard/Individual(5)	390,000	390,000		390,000
Interest on Deferred Salary(6)	9,921	15,900		12,758
Total	$2,009,921	$2,015,900		$1,617,558

Donald F. Kish
Base Salary:				$637,500(7)
Deferred Salary:
Fixed	$257,500	$257,500		$257,500
At Risk-Conservatorship Scorecard(4)	146,250	146,250		117,000
At Risk-Corporate Scorecard/Individual(5)	146,250	146,250		146,250
Interest on Deferred Salary(6)	2,728	4,373		4,140
Total	$552,728	$554,373		$1,162,390

(1)Mr. Brickman is excluded from this table because he was not eligible for any additional compensation in connection with a termination of employment.
(2)Messrs. Hutchins and Anzaldua are the only retirement-eligible NEOs under the EMCP.
(3)All Other Not For Cause Terminations refer to (i) voluntary terminations other than for retirement or (ii) involuntary terminations other than for cause. No amount is shown for Messrs. Hutchins and Anzaldua because they are retirement eligible. In accordance with early termination provisions in the EMCP, the amounts disclosed

FREDDIE MAC | 2020 Form 10-K	321

Executive Compensation	2020 Compensation Information for NEOs

for Deferred Salary: Fixed for all other NEOs have been reduced by 26% to reflect a December 31, 2020 termination event. Mr. Kish, who is not an Executive Officer, is not subject to such reduction upon a severance-eligible termination.
(4)The amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard reflect the funding level determined by FHFA with respect to performance against the 2020 Conservatorship Scorecard. In cases of death or disability, the process for determining funding level is waived if the funding level has not been determined at the date of termination.
(5)The amounts reported for Deferred Salary: At Risk-Corporate Scorecard/Individual in the Retirement and All Other Not For Cause Terminations columns reflect the assessment of 2020 performance approved by the CHC Committee and FHFA. For death or disability, the provisions are the same as for the amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard.
(6)Interest on Deferred Salary is accrued and paid in accordance with the terms of the EMCP. The amount of interest in the Death column assumes that payment occurs on the 90th day following the date of death, which is assumed to be December 31, 2020. For Mr. Lown, the interest on At-Risk Deferred Salary in the case of disability and all other not for cause terminations is calculated for two years based on the two-year deferral period in accordance with the EMCP for executives hired on or after December 31, 2019.
(7)Represents amounts payable to Mr. Kish in accordance with the terms of severance applicable to certain officers in the event that he was involuntarily terminated for reasons other than cause. Mr. Kish would not be eligible for this amount in the event of a voluntary termination. Executive Officers, or those serving as interim Executive Officers, are not eligible for severance. Mr. Kish was not eligible for this amount as of December 31, 2019 because he was serving as Interim Chief Financial Officer.

FREDDIE MAC | 2020 Form 10-K	322

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP
Our only class of voting stock is our common stock. Upon its appointment as Conservator, FHFA immediately succeeded to the voting rights of holders of our common stock. The following table shows the beneficial ownership of our common stock as of February 10, 2021 by our current directors, our NEOs, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. As of February 10, 2021, each director and NEO, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. We ceased paying our executives and directors stock-based compensation when we entered conservatorship. In addition, the Purchase Agreement prohibits us from issuing any of our equity securities, including as compensation to our directors and executive officers, without the prior written consent of Treasury, and no equity securities, other than the senior preferred stock issued to Treasury, have been issued since we entered conservatorship. In addition, company policy prohibits directors and executive officers from engaging in transactions involving our equity securities, except selling company securities owned prior to the implementation of the policy. See Executive Compensation - Other Executive Compensation Considerations - Stock Ownership, Hedging and Pledging Policies for additional information. Unless otherwise noted, the information presented below is based on information provided to us by the individuals or entities specified in the table.
Stock Ownership By Directors and Executive Officers
Table 86 - Stock Ownership by Directors and Executive Officers

Directors and Named Executive Officers	Position	Common Stock Beneficially Owned Excluding Stock Options(1)	Stock Options Exercisable Within 60 Days of Feb. 9, 2021	Total Common Stock Beneficially Owned
Mark H. Bloom	Director	—	—	—
Kathleen L. Casey	Director	—	—	—
Lance F. Drummond	Director	—	—	—
Aleem Gillani	Director	—	—	—
Mark B. Grier	Director	—	—	—
Christopher E. Herbert	Director	—	—	—
Grace A. Huebscher	Director	—	—	—
Sara Mathew	Director	—	—	—
Allan P. Merrill	Director	—	—	—
Saiyid T. Naqvi	Director	—	—	—
Michael T. Hutchins	President	—	—	—
Christian M. Lown	EVP & Chief Financial Officer	—	—	—
Ricardo A. Anzaldua	EVP & General Counsel	—	—	—
Anil D. Hinduja	EVP - Chief Risk Officer	—	—	—
David M. Brickman(3)	Former Chief Executive Officer	3,395	—	3,395(2)
Donald F. Kish	SVP, Corporate Controller, Principal Accounting Officer, former Interim Chief Financial Officer	—	—	—
All directors and executive officers as a group (20 persons)		9,932	—	9,932(2)

FREDDIE MAC | 2020 Form 10-K	323

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(1)Includes shares of stock beneficially owned as of February 9, 2021.
(2)Represents shares of stock beneficially owned prior to the company's entry into conservatorship.
(3)Mr. Brickman resigned from the company effective January 8, 2021.
Stock Ownership by Greater-Than 5% Holders
Table 87 - Stock Ownership by Greater Than 5% Holders

5% Holders(1)	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable(2)	79.9%
(1)Pershing Square Capital Management, L.P., PS Management GP, LLC, and William A. Ackman ("Pershing") have filed certain reports on Schedule 13D, the latest of which was filed on March 31, 2014. In that report, Pershing reported a beneficial ownership percentage calculation of 9.78%, based solely on the 650,039,533 shares of our common stock outstanding as reported in our Annual Report on Form 10-K filed on February 27, 2014, and excluding the shares issuable to Treasury pursuant to the warrant. The Schedule 13D indicated that Pershing also had additional economic exposure to approximately 8,434,958 notional shares of common stock, bringing the total aggregate economic exposure on the date of that filing to 72,010,523 shares of common stock (approximately 11.08% of the outstanding common stock). In that filing, Pershing indicated that because it believes our common stock is not a voting security, it had determined not to file future reports on Schedule 13D. We do not know Pershing's current beneficial ownership of our common stock.
(2)In September 2008, we issued Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of the date of this filing, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
We have no shares of common stock available for issuance upon the exercise of options, warrants, and rights under our existing equity compensation plans at December 31, 2020. Prior to conservatorship, stockholders approved the Employee Stock Purchase Plan, the 2004 Stock Compensation Plan, and the 1995 Stock Compensation Plan (together, the Employee Plans), and the 1995 Directors' Stock Compensation Plan (the Directors' Plan). The authorizations to issue shares of common stock under the Employee Plans and Directors' Plan have expired pursuant to their respective terms. Therefore, we are not providing an Equity Compensation Table.

FREDDIE MAC | 2020 Form 10-K	324

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
TRANSACTIONS WITH 5% SHAREHOLDERS
In connection with our entry into conservatorship, we issued a warrant to Treasury to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis. There have been a number of transactions between us and Treasury since the beginning of 2020, as discussed in MD&A — Consolidated Results of Operations, MD&A — Liquidity and Capital Resources, MD&A — Conservatorship and Related Matters, MD&A — Regulation and Supervision, Note 2, Note 9, and Note 13.
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

FREDDIE MAC | 2020 Form 10-K	325

Certain Relationships and Related Transactions
TRANSACTIONS WITH INSTITUTIONS RELATED TO DIRECTORS
In the ordinary course of business, we were a party during 2020, and expect to continue to be a party during 2021, to certain business transactions with institutions affiliated with members of our Board. Management believes that the terms and conditions of the transactions were no more and no less favorable to us than the terms of similar transactions with unaffiliated institutions to which we are, or expect to be, a party. None of these transactions were required to be disclosed under SEC rules.
TRANSACTIONS WITH INSTITUTIONS RELATED TO EXECUTIVE OFFICERS
Mr. Lown’s brother, Jeffrey Lown, serves as the Chief Executive Officer and President of Cherry Hill Mortgage Investment Corporation (“Cherry Hill”), from which he receives equity compensation. Cherry Hill is externally managed by Cherry Hill Mortgage Management, LLC (or CHMM). CHMM provides or obtains the personnel and services necessary for Cherry Hill to conduct its business through a contractual arrangement with Freedom Mortgage Corporation. Freedom Mortgage sets and pays the cash compensation for Cherry Hill’s named executive officers, including Jeffrey Lown.
Freedom Mortgage and its wholly-owned subsidiary, RoundPoint Mortgage, are single-family seller/servicers. Freedom Mortgage is a single-family seller/servicer and had an Early Funding Facility with us. Since January 1, 2020, the largest aggregate amount outstanding under the Early Funding Facility was $2.4 million, which was allocated into, and settled pursuant to, a cash window contract. Freedom Mortgage paid $2,287 in interest under the Early Funding Facility in 2020. The current aggregate amount outstanding under the Early Funding Facility is $0.
In 2020, Freedom Mortgage and its affiliates sold us approximately $5.0 billion of single-family mortgages. In addition, Freedom Mortgage services approximately 138,000 loans, with a UPB as of December 31, 2020 of approximately $28.6 billion. Our company's current contracts with Freedom Mortgage and its affiliates contemplate sales of up to $10 billion of single-family mortgages annually.
In addition, in 2020, Freedom Mortgage had a Mortgage Servicing Rights financing line with us, but Freedom Mortgage terminated such financing line effective May 28, 2020, before Mr. Lown joined the company as its Chief Financial Officer.
Jeffrey Lown’s cash and equity compensation are not directly derived from or affected by the size or nature of Freedom Mortgage’s or Cherry Hill’s relationship with the company.
Jeffrey Lown is also a director of one of Cherry Hill’s subsidiaries, Aurora Financial Group Inc. (“Aurora”). Aurora is also a single-family servicer servicing approximately 30,000 loans with a UPB as of December 31, 2020 of $7.0 billion. Jeffrey Lown’s compensation is not directly derived from or affected by the size or nature of Aurora’s relationship with us.
In connection with Mr. Lown’s appointment as our CFO, the Nominating and Governance Committee reviewed our relationship with Cherry Hill, Freedom Mortgage, and Aurora. In addition, the Nominating and Governance Committee approved the company’s proposed mitigation plan which includes establishing controls designed to prevent Mr. Lown from any direct engagement with, access to information regarding, or otherwise influencing Freddie Mac’s current and future business dealings with any entity in which Jeffrey Lown has direct or indirect financial interests.
CONSERVATORSHIP AGREEMENTS
Treasury, FHFA, and the Federal Reserve have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See MD&A — Conservatorship and Related Matters and Note 2.

FREDDIE MAC | 2020 Form 10-K	326

Principal Accounting Fees and Services
Principal Accounting Fees and Services
DESCRIPTION OF FEES
PricewaterhouseCoopers LLP has served as our independent public accountants since 2002. The following is a description of fees billed to us by PricewaterhouseCoopers LLP during 2020 and 2019.
Auditor Fees(1)
Table 88 - Auditor Fees

(In thousands)	2020	2019
Audit Fees(2)	$20,550	$19,861
Audit-Related Fees(3)	7,180	7,220
Tax Fees(4)	48	128
All Other Fees(5)	10	49
Total	$27,788	$27,258
(1)These fees represent amounts billed (including reimbursable expenses within the designated year).
(2)Audit fees include fees in connection with quarterly reviews of our Interim financial information and the audit of our annual consolidated financial statements.
(3)Audit-related fees include: (i) fees for the performance of certain agreed-upon procedures regarding aspects of compliance with the Purchase Agreement covenants; (ii) compliance evaluation of the minimum servicing standards as set forth in the Uniform Single Attestation Program for Mortgage Bankers; (iii) fees for pre-implementation assistance for current expected credit losses accounting in 2019; (iv) fees related to accounting policy consultations; and (v) fees for the performance of certain agreed-upon procedures related to our risk transfer and structured transactions, pursuant to engagement letters with the company, including where the fees are billed to and paid by unconsolidated trusts created in connection with such transactions.
(4)The tax fees billed relate to non-audit tax compliance and consulting services to provide advice and recommendations related to tax planning or reporting matters.
(5)All other fees include: (i) our subscription to a web-based suite of human resources benchmark data; and (ii) our subscription to accounting research and disclosure software.
APPROVAL OF INDEPENDENT AUDITOR SERVICES AND FEES
Under its charter, the Audit Committee is responsible for the following:
■    Appointing our independent public accounting firm (subject to FHFA approval as required);
■    Approving all audit and non-audit services permitted under applicable law to be performed by the independent public accounting firm (subject to FHFA approval as required);
■    Approving our independent public accounting firm's proposed risk assessment, scope, and audit approach with respect to the annual audit; and
■    Overseeing the performance of, and relationship with, our independent public accounting firm.
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
When the Audit Committee pre-approves a service, it sets a dollar limit for such service. Management obtains pre-approval of the Audit Committee, or of the Chair of the Audit Committee (when the Chair of the Audit Committee has been delegated such authority), before it incurs fees exceeding the dollar limit. If the Chair of the Audit Committee approves the increase, the Chair will report such approval at the Audit Committee's next scheduled meeting. The Audit Committee has delegated to the Chair the authority to address requests to pre-approve certain additional audit and non-audit services to be performed by the

FREDDIE MAC | 2020 Form 10-K	327

Principal Accounting Fees and Services
company's independent auditor with fees totaling up to a maximum of $250,000 per quarter, with reporting of any such approval decisions to the Audit Committee at its next scheduled meeting. The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed by our independent public accounting firm in 2020 and 2019.
The Audit Committee appoints the independent public accounting firm on an annual basis. In connection with applicable partner rotation requirements, the Audit Committee and its Chair are involved in considering the selection of the independent registered public accounting firm’s new lead partner and concurring/reviewing partner. In evaluating the performance of the independent public accounting firm, the Audit Committee considers a number of factors, including the following:
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

FREDDIE MAC | 2020 Form 10-K	328

Exhibits and Financial Statement Schedules
Exhibits and Financial Statement Schedules
    (a) Documents filed as part of this report:
        (1) Consolidated Financial Statements
The consolidated financial statements required to be filed in this Form 10-K are included in Financial Statements and Supplementary Data.
        (2) Financial Statement Schedules
            None.
        (3) Exhibits
An Exhibit Index has been filed as part of this Form 10-K beginning on page 339.

FREDDIE MAC | 2020 Form 10-K	329

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
■    ASC - Accounting Standards Codification.
■    ASU - Accounting Standards Update.
■    Back-end coverage type - Applies to transactions in which the credit risk transfer occurs after our purchase of the loan or guarantee of a security.
■    Board - Board of Directors.
■    Bps - Basis points - One one-hundredth of 1%. This term is commonly used to quote the yields of debt instruments or movements in interest rates.
■    Capital Reserve Amount - See Net worth sweep dividend, Net Worth Amount, Capital Reserve Amount, and Capital Reserve End Date for additional information.
■    Capital Reserve End Date - See Net worth sweep dividend, Net Worth Amount, Capital Reserve Amount, and Capital Reserve End Date for additional information.
■    CARES Act - Coronavirus Aid, Relief, and Economic Security Act- An economic stimulus bill signed into law on March 27, 2020, designed to mitigate the negative economic effects of the COVID-19 pandemic in the United States.
■    CCF - Conservatorship Capital Framework - An economic capital system with detailed formulae provided by FHFA that is used to evaluate and manage our financial risk and to make economic business decisions while in conservatorship.
■    CCO - Chief Compliance Officer.
■    CD&A - Compensation Discussion and Analysis.
■    CDC - Centers for Disease Control and Prevention
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
■    CEO - Chief Executive Officer.
■    CFO - Chief Financial Officer.
■    CFPB - Consumer Financial Protection Bureau.

FREDDIE MAC | 2020 Form 10-K	330

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
■    Conservatorship Scorecard - FHFA's mechanism for outlining specific conservatorship priorities for Freddie Mac, Fannie Mae, and their joint venture, Common Securitization Solutions, LLCSM.
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
■    Credit-related expense - Consists of our benefit (provision) for credit losses, credit enhancement expense, benefit for (decrease in) credit enhancement recoveries, and REO operations expense.
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
■    December 2017 Letter Agreement - An agreement that we through the Conservator, acting on our behalf, entered into with Treasury on December 21, 2017 to amend the Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms, and Conditions of Variable Liquidation Preference Senior Preferred Stock (Par Value $1.00 Per Share) dated September 27, 2012.
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

FREDDIE MAC | 2020 Form 10-K	331

Glossary
or in the process of foreclosure. Loans that have been modified are not counted as delinquent as long as the borrower is not delinquent under the modified terms. Unless stated otherwise, multifamily delinquency rates presented in this Form 10-K refer to gross delinquency rates before consideration of risk transfers.
■    Delivery fee - A fee charged to sellers above base contractual guarantee fees to compensate us for higher levels of risk in some loan products.
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
■    DTI - Debt-to-income.
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
■    DUS - Fannie Mae's Delegated Underwriting and Servicing program.
■    EMCP - Executive Management Compensation Program.
■    Enhanced Relief Refinance - Provides liquidity for borrowers who are current on their mortgages but unable to refinance because their LTV ratios exceed standard refinance limits. This program became available in January 2019 for loans originated on or after October 1, 2017.
■    Enterprises - Freddie Mac and Fannie Mae.
■    ERC - Enterprise Risk Committee.
■    ERCF - Enterprise Regulatory Capital Framework - Final rule released by FHFA in November 2020 and published in the Federal Register on December 17, 2020, that establishes a new regulatory capital framework for Freddie Mac and Fannie Mae.
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

FREDDIE MAC | 2020 Form 10-K	332

Glossary
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
■    GAAP - Generally accepted accounting principles in the United States of America.
■    Giant MBS - Resecuritizations of newly issued 55-day MBS (and/or Giant MBS), and/or 55-day MBS (and/or Giant MBS) that Freddie Mac has issued in exchange for non-TBA-eligible PCs and non-TBA-eligible Giant PCs that have been delivered to Freddie Mac in response to the exchange offer. Giant MBS are single-class securities that involve the direct pass-through of all cash flows of the underlying collateral to holders of the beneficial interests.
■    Giant PCs - Resecuritizations of previously issued PCs or Giant PCs. Giant PCs are single-class securities that involve the direct pass through of all cash flows of the underlying collateral to holders of the beneficial interests.
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
■    Integrated Mortgage Insurance (IMAGIN) - An insurance-based offering that provides loan-level protection for loans with 80% and higher LTV ratios. IMAGIN is designed to expand and diversify sources of private capital supporting low down payment lending. Mortgage insurance provided for each loan is generally underwritten by a group of insurers and reinsurers. IMAGIN is offered to a broad range of Freddie Mac sellers, who can choose IMAGIN or traditional primary mortgage insurance at their discretion.
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
■    January 2021 Letter Agreement - An agreement that we through the Conservator, acting on our behalf, entered into with Treasury on January 14, 2021 to further amend (i) the Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms, and Conditions of Variable Liquidation Preference Senior Preferred Stock (Par Value $1.00 Per Share) dated September 30, 2019 and (ii) the Purchase Agreement.

FREDDIE MAC | 2020 Form 10-K	333

Glossary
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
■    Liquidation preference - Generally refers to an amount that holders of preferred securities are entitled to receive out of available assets upon liquidation of a company. The initial liquidation preference of our senior preferred stock was $1.0 billion. The aggregate liquidation preference of our senior preferred stock includes the initial liquidation preference plus amounts funded by Treasury under the Purchase Agreement, as well as $3.0 billion added pursuant to the December 2017 Letter Agreement. In addition pursuant to the September 2019 and January 2021 Letter Agreements, the liquidation preference of the senior preferred stock has and will be increased at the end of each fiscal quarter, from September 30, 2019 through the Capital Reserve End Date, by an amount equal to the increase in the Net Worth Amount, if any during the immediately prior fiscal quarter. We may make payments to reduce the liquidation preference of the senior preferred stock only in limited circumstances.
■    Liquidity and Contingency Operating Portfolio - Subset of our other investments portfolio. Consists of cash and cash equivalents, certain securities purchased under agreements to resell, and certain non-mortgage-related securities.
■    LLC - Limited liability company.
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
■    Long-term debt - Debt due after one year based on the original contractual maturity of the debt instrument. Our long-term debt issuances include medium-term notes, Reference Notes securities, STACR debt notes, and SCR debt notes.
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
■    MCIP - Multifamily Credit Insurance Pool.
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
■    MSA - Metropolitan Statistical Area.
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

FREDDIE MAC | 2020 Form 10-K	334

Glossary
■    Net Worth Amount - See Net worth sweep dividend, Net Worth Amount, Capital Reserve Amount, and Capital Reserve End Date for additional information.
■    Net worth (deficit) - The amount by which our total assets exceed (or are less than) our total liabilities as reflected on our consolidated balance sheets prepared in conformity with GAAP.
■    Net worth sweep dividend, Net Worth Amount, Capital Reserve Amount, and Capital Reserve End Date - For each quarter from January 1, 2013 through the Capital Reserve End Date, the dividend payment on the senior preferred stock will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury's commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in conformity with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend shall accrue or be payable for that quarter. The applicable Capital Reserve Amount was $600 million for 2017, increased to $3.0 billion in 2018 pursuant to the December 2017 Letter Agreement, increased to $20.0 billion pursuant to the September 2019 Letter Agreement, and increased further to the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF pursuant to the January 2021 Letter Agreement (if we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the applicable Capital Reserve Amount would thereafter be zero). The Capital Reserve End Date is the last day of the second consecutive fiscal quarter during which Freddie Mac has had and maintained capital equal to or in excess of all of the capital requirements and buffers under the ERCF.
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
●    Gold PCs - Single-class pass-through securities with a 45-day payment delay that Freddie Mac issued for fixed-rate mortgage loans prior to June 3, 2019. Freddie Mac no longer issues Gold PCs. Existing Gold PCs are eligible for exchange into UMBS (for TBA-eligible securities) or 55-day MBS (for non-TBA-eligible securities).
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
■    Purchase Agreement / Senior Preferred Stock Purchase Agreement - An agreement that we through the Conservator,

FREDDIE MAC | 2020 Form 10-K	335

Glossary
acting on our behalf, entered into with Treasury on September 7, 2008, relating to Treasury's purchase of senior preferred stock and warrant, which was subsequently amended and restated on September 26, 2008 and further amended on May 6, 2009, December 24, 2009, August 17, 2012, December 21, 2017, September 27, 2019, and January 14, 2021.
■    PVS - Portfolio Value Sensitivity - One of our primary interest-rate risk measures. PVS measures are estimates of the amount of average potential pre-tax loss in the value of our financial assets and liabilities due to parallel (PVS-L) and non-parallel (PVS-YC) changes in LIBOR.
■    RCSA - Risk and Control Self-Assessment.
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
■    Reperforming loan - An unsecuritized loan that was previously three months or more past due based on the loan’s original contractual terms or in the process of foreclosure, but the borrower subsequently made payments or entered into payment deferrals such that the loan returns to less than three months past due, or a performing modified loan, which is a loan that was modified and is less than three months past due and is not in the process of foreclosure.
■    Reputation risk - The risk of damage to the Freddie Mac brand and reputation from any action, inaction, or association that is perceived to be inappropriate, unethical, or inconsistent with our mission.
■    RMBS - Residential mortgage-backed security - A security backed by loans on one-to-four family residential real estate.
■    RSU - Restricted stock unit.
■    S&P - Standard & Poor's.
■    SB Certificates - Structured pass-through certificates backed primarily by recently originated small balance multifamily loans purchased by Freddie Mac.
■    SCR debt note - Structured Credit Risk debt note - A debt security where the principal balance is subject to the performance of a reference pool of multifamily loans guaranteed by Freddie Mac.
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
■    September 2019 Letter Agreement - An agreement that we through the Conservator, acting on our behalf, entered into with Treasury on September 27, 2019 to amend the Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms, and Conditions of Variable Liquidation Preference Senior Preferred Stock (Par Value $1.00 Per Share) dated September 27, 2012.
■    Seriously delinquent or SDQ - Single-family loans that are three monthly payments or more past due or in the process of

FREDDIE MAC | 2020 Form 10-K	336

Glossary
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
■    Short-term debt - Debt due within one year based on the original contractual maturity of the debt instrument. Our short-term debt issuances primarily include discount notes and Reference Bills securities.
■    SIFMA - Securities Industry and Financial Markets Association.
■    Single-family credit guarantee portfolio - Consists of unsecuritized single-family loans, single-family loans held by consolidated trusts, single-family loans underlying nonconsolidated resecuritization products, single-family loans covered by long-term standby commitments, and certain mortgage-related securities not issued by us that we guarantee that are collateralized by single-family loans. Excludes our resecuritizations of Ginnie Mae Certificates because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.
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

FREDDIE MAC | 2020 Form 10-K	337

Glossary
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
■    Total mortgage portfolio - Includes loans and mortgage-related securities held on our consolidated balance sheets as well as our nonconsolidated issued and guaranteed single-class and multiclass securities, and other mortgage-related guarantees issued to third parties.
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
■    Workout, or loan workout - A workout is either a home retention action, which is either a loan modification, repayment plan, or forbearance plan, or a foreclosure alternative, which is either a short sale or a deed in lieu of foreclosure.
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

FREDDIE MAC | 2020 Form 10-K	338

Exhibit Index
Exhibit Index

Exhibit	Description*

3.1
Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2018)

3.2
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated December 22, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2020)

4.1
Eighth Amended and Restated Certificate of Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Voting Common Stock (no par value per share) dated September 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

4.2
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated April 23, 1996 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.3
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 27, 1997 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.4
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.5
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 23, 1998 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.6
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 29, 1998 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.7
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.3% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 28, 1998 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.8
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 19, 1999 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.9
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.79% Non-Cumulative Preferred Stock (par value $1.00 per share), dated July 21, 1999 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.10
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated November 5, 1999 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

FREDDIE MAC | 2020 Form 10-K	339

Exhibit Index

Exhibit	Description*

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

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

FREDDIE MAC | 2020 Form 10-K	340

Exhibit Index

Exhibit	Description*

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

4.30
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 13, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2020)

10.1
Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.28 the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008)†

10.3
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.4
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2010)†

10.5
Second Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2011)†

10.6
Third Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2012)†

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2020 Form 10-K	341

Exhibit Index

Exhibit	Description*

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

10.20	Form of Restrictive Covenant and Confidentiality Agreement between the Federal Home Loan Mortgage Corporation and Executive Officers†

10.21
Memorandum Agreement, dated June 24, 2013, between Freddie Mac and Michael Hutchins (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on February 18, 2016)†

10.22	Memorandum Agreement, dated May 22, 2020, between Freddie Mac and Christian M. Lown (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2020)†

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2020 Form 10-K	342

Exhibit Index

Exhibit	Description*

10.23
Memorandum Agreement, dated April 20, 2018, between Freddie Mac and Ricardo A. Anzaldua (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on February 13, 2020)†

10.24	Memorandum Agreement, dated April 6, 2015, between Freddie Mac and Anil Hinduja (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 16, 2017)†

10.25
Memorandum Agreement, dated February 19, 2020, between Freddie Mac and Donnie Kish (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 21, 2020)†

10.26	Memorandum Agreement, dated January 7, 2021, between Freddie Mac and Donnie Kish (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 8, 2021)†

10.27	Description of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008)†

10.28
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers (for agreements with officers entered into prior to August 2011) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008)†

10.29
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers (for agreements with officers entered into beginning in August 2011) (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2012)†

10.30
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and Outside Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2017)†

10.31	PC Master Trust Agreement, dated May 16, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed July 31, 2019)

10.32	UMBS and MBS Master Trust Agreement, dated April 30, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on July 31, 2019)

10.33
Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008)

10.34
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

10.35
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

10.36
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

10.37
Letter Agreement dated December 21, 2017 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 21, 2017)

10.38
Letter Agreement dated September 27, 2019 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2019)

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2020 Form 10-K	343

Exhibit Index

Exhibit	Description*
10.39
Letter Agreement dated January 14, 2021 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 19, 2021)

10.40	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

24.1	Powers of Attorney

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.1
Third Amended and Restated Limited Liability Company Agreement of Common Securitization Solutions, LLC, dated as of January 9, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant's Annual Report on Form 10-K filed on February 13, 2021)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

FREDDIE MAC | 2020 Form 10-K	344

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael T. Hutchins
Michael T. Hutchins
President
Date: February 11, 2021

FREDDIE MAC | 2020 Form 10-K	345

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Sara Mathew*	Non-Executive Chair of the Board	February 11, 2021
Sara Mathew

/s/ Michael T. Hutchins	President	February 11, 2021
Michael T. Hutchins	(Principal Executive Officer)

/s/ Christian M. Lown	Executive Vice President and Chief Financial Officer	February 11, 2021
Christian M. Lown	(Principal Financial Officer)

/s/ Donald F. Kish	Senior Vice President — Corporate Controller and	February 11, 2021
Donald F. Kish	Principal Accounting Officer (Principal Accounting Officer)

/s/ Mark H. Bloom*	Director	February 11, 2021
Mark H. Bloom

/s/ Kathleen L. Casey*	Director	February 11, 2021
Kathleen L. Casey

/s/ Launcelot F. Drummond*	Director	February 11, 2021
Launcelot F. Drummond

/s/ Aleem Gillani*	Director	February 11, 2021
Aleem Gillani

/s/ Mark B. Grier*	Director	February 11, 2021
Mark B. Grier

/s/ Christopher E. Herbert*	Director	February 11, 2021
Christopher E. Herbert

/s/ Grace A. Huebscher*	Director	February 11, 2021
Grace A. Huebscher

/s/ Allan P. Merrill*	Director	February 11, 2021
Allan P. Merrill

/s/ Saiyid T. Naqvi*	Director	February 11, 2021
Saiyid T. Naqvi

*By:	/s/ Alicia S. Myara
Alicia S. Myara
Attorney-in-Fact

FREDDIE MAC | 2020 Form 10-K	346

Index

Form 10-K Index

Item Number		Page(s)
PART I
Item 1	Business	1-3, 7-14, 37-46, 52-57, 64-68, 140-152
Item 1A	Risk Factors	155-169
Item 1B	Unresolved Staff Comments	Not Applicable
Item 2	Properties	14
Item 3	Legal Proceedings	170
Item 4	Mine Safety Disclosures	Not Applicable
PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	171
Item 6	Selected Financial Data	Removed and Reserved
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	4-10, 15-36, 47-51, 58-63, 68-139, 153-154
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	121-126
Item 8	Financial Statements and Supplementary Data	172-281
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable
Item 9A	Controls and Procedures	120, 173-174, 282-283
Item 9B	Other Information	284
PART III
Item 10	Directors, Executive Officers and Corporate Governance	73-75, 284-299
Item 11	Executive Compensation	296-297, 300-322
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	323-324
Item 13	Certain Relationships and Related Transactions, and Director Independence	290-291, 325-326
Item 14	Principal Accounting Fees and Services	327-328
PART IV
Item 15	Exhibits and Financial Statement Schedules	329, 339-344
Item 16	Form 10-K Summary	Not Applicable
Signatures		345-346

FREDDIE MAC | 2020 Form 10-K	347