Form 10-Q
period 2021-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2021-04-29
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 13, 2021, there were 650,059,553 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac 1Q 2021 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 1Q 2021 Form 10-Q	ii

Freddie Mac 1Q 2021 Form 10-Q	iii

Management's Discussion and Analysis	Introduction
Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations, including the effects the COVID-19 pandemic and the actions taken in response may have on our liquidity, business activities, financial condition, and results of operations, and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the MD&A - Forward-Looking Statements section of this Form 10-Q and the Introduction and Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2020, or 2020 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2020 Annual Report.
You should read the following MD&A in conjunction with our 2020 Annual Report and our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2021 included in Financial Statements.
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
We support the U.S. housing market and the overall economy by enabling America's families to access mortgage loan funding with better terms and by providing consistent liquidity to the single-family and multifamily mortgage markets. We have helped many distressed borrowers keep their homes or avoid foreclosure and have helped many distressed renters avoid eviction. We are working with FHFA, our customers, and the industry to build a better housing finance system for the nation.
COVID-19 Pandemic Response Efforts
During 1Q 2021, the COVID-19 pandemic continued to have adverse effects on the U.S. economy, although the economy showed signs of improvement as vaccination rates increased and the federal government continued to provide economic stimulus. In addition, the housing market has continued to perform well during the pandemic. Throughout the pandemic, we have remained focused on serving our mission and the crucial role we play in the U.S. housing finance system while supporting the health and safety of our communities, customers, and staff. We continue to actively monitor the effects of the pandemic and to make decisions based on guidance from national, state, and local governments and public health authorities, including the U.S. CDC. More than 95% of our staff continued to work remotely as of March 31, 2021.
We have taken actions to help homeowners with Freddie Mac-owned mortgages who are directly or indirectly affected by the COVID-19 pandemic stay in their homes during this challenging time. We have also provided support to the multifamily mortgage market. For additional information on our support of the mortgage markets during the pandemic, see MD&A - Our Business Segments - Single-Family, MD&A - Our Business Segments - Multifamily, MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk, and MD&A - Risk Management - Credit Risk - Multifamily Mortgage Credit Risk.

Freddie Mac 1Q 2021 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues, Net Income, and Comprehensive Income
(In billions)
■    Net income was $2.8 billion for 1Q 2021, an increase of $2.6 billion year-over-year. Comprehensive income was $2.4 billion for 1Q 2021, an increase of $1.8 billion year-over-year. The increases in both net income and comprehensive income were driven by higher net revenues and lower credit-related expense.
■    Net revenues increased 118% year-over-year to $5.3 billion, primarily due to higher net interest income and higher net investment gains.
Net Worth
(In billions)
■    Net worth was $18.8 billion as of March 31, 2021, up from $16.4 billion as of December 31, 2020.
■    Pursuant to the January 2021 Letter Agreement, the liquidation preference of the senior preferred stock increased from $86.5 billion on December 31, 2020 to $89.1 billion on March 31, 2021 based on the $2.5 billion increase in our Net Worth Amount during 4Q 2020, and will increase to $91.4 billion on June 30, 2021 based on the $2.4 billion increase in our Net Worth Amount during 1Q 2021.

Freddie Mac 1Q 2021 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Market Liquidity

                     Market Liquidity
(In thousands)
We support the U.S. housing market by executing our Charter Mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $377 billion in liquidity to the mortgage market in 1Q 2021, which enabled the financing of nearly 1.4 million home purchases, refinancings, and rental units. Single-family refinance activity increased year-over-year, as borrowers continued to take advantage of low mortgage interest rates during 1Q 2021.

Freddie Mac 1Q 2021 Form 10-Q	3

Management's Discussion and Analysis	Introduction
Portfolio Balances

Mortgage Portfolio
(UPB in billions)

$2,362
$342
$2,020
$2,415
$354
$2,061
$2,545
$366
$2,179
$2,714
$388
$2,326
$2,852
$394
$2,458
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
Single-family mortgage portfolio
Multifamily mortgage portfolio

Investments Portfolio
(UPB in billions)

■    Our total mortgage portfolio increased 21% year-over-year to $2,852 billion, driven by a 22% increase in our single-family mortgage portfolio and a 15% increase in our multifamily mortgage portfolio.
●    The growth in our single-family mortgage portfolio was primarily driven by higher new business activity. Additionally, continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.
●    The growth in our multifamily mortgage portfolio was primarily driven by increased loan purchase and securitization activity attributable to continued high demand for multifamily financing.
■    Our total investments portfolio increased 1% year-over-year to $339 billion, primarily due to an increase in our other investments portfolio, partially offset by a decrease in our mortgage-related investments portfolio.
●    The increase in our other investments portfolio was driven by higher loan prepayments and increased near-term cash needs for higher expected single-family cash window loan purchases, as well as our compliance with updated minimum liquidity requirements established by FHFA that have been in effect since December 2020.
●    Since 2019, FHFA has instructed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times and to include 10% of the notional value of certain interest-only securities we own in the calculation of this portfolio. Pursuant to the January 2021 Letter Agreement, the Purchase Agreement currently caps our mortgage-related investments portfolio at $250 billion, and the calculation of mortgage assets subject to this cap also includes 10% of the notional value of our interest-only securities. At the end of 2022, the Purchase Agreement cap will be lowered from $250 billion to $225 billion. With respect to composition, in August 2020, FHFA instructed us to further limit the amount and type of assets we hold in our mortgage-related investments portfolio. For more information on limits to our mortgage-related investments portfolio, see MD&A - Our Portfolios - Investments Portfolio - Mortgage-Related Investments Portfolio.

Freddie Mac 1Q 2021 Form 10-Q	4

Management's Discussion and Analysis	Introduction
Credit Risk Transfer

Single-Family Mortgage Portfolio with Credit Enhancement
(UPB in billions)
Multifamily Mortgage Portfolio with Credit Enhancement
(UPB in billions)

In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we have developed CRT programs that distribute mortgage credit risk to third-party investors. We regularly transfer a portion of the credit risk, primarily on recently acquired loans, with 51% of our single-family mortgage portfolio and 92% of our multifamily mortgage portfolio covered by credit enhancements as of March 31, 2021. Credit enhancement coverage of the singe-family mortgage portfolio decreased year-over-year, primarily due to a higher proportion of recently acquired loans with lower LTV ratios and the high volume of new business activity which has not been included in CRT transactions yet, but may be included in future periods. See MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Products and Activities and MD&A - Our Business Segments - Multifamily - Business Overview - Products and Activities for additional information on our credit enhancements.
Business Segments

During 1Q 2021, our chief operating decision maker began making decisions about allocating resources and assessing segment performance based on two reportable segments, Single-family and Multifamily. Prior to 1Q 2021, we managed our business based on three reportable segments, Single-family Guarantee, Multifamily, and Capital Markets.
For additional information on our change in segment reporting presentation, see MD&A - Our Business Segments and Note 15.
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
In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury, under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. The senior preferred stock and warrant were issued as an initial commitment fee in consideration for Treasury's commitment to provide funding to us under the Purchase Agreement. Our Purchase Agreement with Treasury is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities.

Freddie Mac 1Q 2021 Form 10-Q	5

Management's Discussion and Analysis	Introduction
Our Purchase Agreement with Treasury significantly affects our business activities, including by: limiting our secondary market activities; the amount and type of single-family and multifamily loans we can acquire; the amount of indebtedness we can incur; the size of our mortgage-related investments portfolio; and our ability to pay dividends, transfer certain assets, raise capital, pay down the liquidation preference of the senior preferred stock, and exit conservatorship.
Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as, and if declared by the Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers, and privileges of the Board.
Under the August 2012 amendment to the Purchase Agreement, our cash dividend requirement each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. Pursuant to the January 2021 Letter Agreement, the applicable Capital Reserve Amount is the amount of adjusted total capital necessary to meet the capital requirements and buffers set forth in the ERCF. This Capital Reserve Amount will remain in effect until the last day of the second fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result of increases in the applicable Capital Reserve Amount since December 2017, we have been able to retain earnings and build capital, but the increases in our Net Worth Amount have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero. This would not affect our ability to draw funds from Treasury at the request of FHFA, our Conservator, under the Purchase Agreement. After the Capital Reserve End Date, we will be subject to a new periodic cash dividend requirement, as well as a periodic commitment fee to be agreed upon with Treasury in consultation with the Chairman of the Federal Reserve.
The graphs below show our net worth, the liquidation preference of the senior preferred stock, the remaining amount of Treasury's funding commitment to us, the cumulative senior preferred stock dividends we have paid to Treasury, and the cumulative funds we have drawn from Treasury pursuant to its funding commitment.
Net Worth, Liquidation Preference, and
Treasury Funding Commitment
(In billions)
Draws and Dividend Payments

(In billions)

Freddie Mac 1Q 2021 Form 10-Q	6

Management's Discussion and Analysis	Introduction
Pursuant to the Purchase Agreement and terms of the senior preferred stock, both as amended:
■    Our Net Worth Amount was $18.8 billion as of March 31, 2021, up from $16.4 billion as of December 31, 2020. As our Net Worth Amount as of December 31, 2020 was below the amount necessary to meet the capital requirements and buffers set forth in the ERCF, we did not have a dividend requirement to Treasury on the senior preferred stock for 1Q 2021, and we will not have a dividend requirement on the senior preferred stock until we reach such capital levels.
■    The liquidation preference of the senior preferred stock increased from $86.5 billion on December 31, 2020 to $89.1 billion on March 31, 2021 based on the $2.5 billion increase in our Net Worth Amount during 4Q 2020, and will increase to $91.4 billion on June 30, 2021 based on the $2.4 billion increase in our Net Worth Amount during 1Q 2021.
At March 31, 2021, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. As of March 31, 2021, our aggregate funding received from Treasury under the Purchase Agreement was $71.6 billion. The remaining Treasury commitment under the Purchase Agreement was $140.2 billion at March 31, 2021, and will be reduced by any future draws.
For more information on the conservatorship and government support for our business, including our dividend requirements on and increases in the liquidation preference of the senior preferred stock, see Note 2.

Freddie Mac 1Q 2021 Form 10-Q	7

Management's Discussion and Analysis	Market Conditions and Economic Indicators

MARKET CONDITIONS AND ECONOMIC INDICATORS
The following graphs and related discussions present certain market and macroeconomic indicators that can significantly affect our business and financial results.
Interest Rates(1)

Quarterly Ending Rates
(1) 30-year PMMS interest rates are as of the last week in each quarter. SOFR interest rates are 30-day average rates.
■    The 30-year Primary Mortgage Market Survey (PMMS) interest rate is indicative of what a consumer could expect to be offered on a first-lien prime conventional conforming home purchase mortgage with an LTV of 80%. Increases (decreases) in the PMMS rate typically result in decreases (increases) in refinancing activity and total originations.
■    Changes in the 10-year LIBOR interest rate and other benchmark rates can significantly affect the fair value of our financial instruments. We have elected hedge accounting for certain assets and liabilities in an effort to reduce GAAP earnings variability attributable to changes in benchmark interest rates.
■    Changes in the 3-month LIBOR rate affect interest expense on our short-term funding.
■    SOFR is a benchmark rate for secured overnight dollar-denominated financing identified by certain banking regulators and market participants as a potential replacement for LIBOR. SOFR affects the interest earned on our short-term investments.
■    The yield curve steepened during 1Q 2021, as short-term rates remained near zero while longer-term rates increased significantly during the quarter.
Unemployment Rate and Monthly Net New Jobs

Source: U.S. Bureau of Labor Statistics.

■    Changes in the national unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and loan delinquency rates.
■    In response to the COVID-19 pandemic, many state and local governments enacted measures designed to curb the spread of COVID-19 that have severely curtailed economic activity and significantly increased unemployment levels. While the labor market has improved, it has yet to make a full recovery from the effects of the pandemic. The improved availability of a COVID-19 vaccine and its widespread distribution are contributing to the easing of government restrictions and driving economic growth, which may help reduce unemployment levels.

Freddie Mac 1Q 2021 Form 10-Q	8

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Single-Family Housing and Mortgage Market Conditions

U.S. Single-Family Home Sales and House Prices

3.8%
3.8%
2.4%
2.2%
2.5%
7,581
7,262
7,077
6,188
5,086
924
959
974
701
703
5,487
4,383
6,103
6,657
6,303
1Q20
2Q20
3Q20
4Q20
1Q21
Sales of existing homes (units in thousands)
Sales of new homes (units in thousands)
Single-family house price growth rate

Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.

U.S. Single-Family Mortgage Originations
(UPB in billions)
Source: Inside Mortgage Finance. 1Q 2021 U.S. single-family mortgage originations data is not yet available.
■    Low interest rates and increased time at home as a result of the COVID-19 pandemic (such as for health and safety reasons, remote work, or virtual learning) drove significant increases in home sales in 2020. Mortgage rates increased in 1Q 2021, and we expect them to continue to increase through the end of 2022. In addition, there is a supply shortage of single family homes for sale. Both of these factors could lead to lower purchase volumes. Freddie Mac's single-family loan purchase volumes typically follow a similar trend.
■    Changes in house prices affect the amount of equity that borrowers have in their homes. Borrowers with less equity typically have higher delinquency rates.
■    Single-family house prices increased 3.8% during 1Q 2021, compared to an increase of 2.4% during 1Q 2020. We expect house price growth to moderate in 2021.

■    U.S. single-family loan origination volumes increased to $1,250 billion in 4Q 2020 from $725 billion in 4Q 2019 as a result of low average mortgage interest rates, higher home sales, and increasing house prices.

Freddie Mac 1Q 2021 Form 10-Q	9

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Multifamily Housing and Mortgage Market Conditions

Apartment Vacancy Rates and Change in Effective Rents

0.5%
(0.3)%
(1.7)%
(1.3)%
(0.2)%
4.8%
4.9%
5.1%
5.3%
5.3%
1Q20
2Q20
3Q20
4Q20
1Q21
Apartment vacancy rates
Change in effective rents

Source: Reis.
Apartment Completions and Net Absorption
(Units in thousands)
Source: Reis. 1Q 2021 net absorption data is not yet available.

■    Vacancy rates remained flat during 1Q 2021 and slightly below the long-term average (between 2000 and 1Q 2021) of 5.4% as new completions were near historic lows over the past year due to the lingering effects of the COVID-19 pandemic on construction. However, vacancy rates may increase in the future when the COVID-19 relief programs expire in the second half of 2021.
■    Effective rent growth (i.e., the average rent paid by the renter over the term of the lease, adjusted for concessions by the landlord and costs borne by the renter) was negative at a national level in 1Q 2021; however, positive rent growth was seen in over 60% of the geographic markets. While negative, the national rent growth rate improved relative to its low point in 3Q 2020, a trend we expect to continue for the remainder of 2021.
■    Despite slightly negative effective rent growth and flat vacancy rates, multifamily property prices grew 2.1% in 1Q 2021, as investors continued to believe there was a need for additional rental housing in the U.S. and the overall investment environment remained attractive given low interest rates and continued stress in other commercial property types (e.g., office, retail, hotel).

■    We expect that both supply and demand for rental housing will be affected over the next year or two due to the COVID-19 pandemic, which will flow through to multifamily market fundamentals.
■    Although we expect the increase in demand observed in late 2020 to continue into 2021, new completions are expected to be elevated and are likely to outpace absorptions.

Freddie Mac 1Q 2021 Form 10-Q	10

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Mortgage Debt Outstanding

Single-Family Mortgage Debt Outstanding
(UPB in billions)
Source: Federal Reserve Financial Accounts of the United States of America. 1Q 2021 U.S. single-family mortgage debt outstanding data is not yet available.
Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Federal Reserve Financial Accounts of the United States of America. 1Q 2021 U.S. multifamily mortgage debt outstanding data is not yet available.
■    U.S. single-family mortgage debt outstanding is expected to increase year-over-year, primarily driven by house price appreciation. An increase in U.S. single-family mortgage debt outstanding typically results in the growth of our single-family mortgage portfolio.

■    Our share of total multifamily mortgage debt outstanding increased in 4Q 2020 as we accounted for a larger share of total multifamily mortgage debt origination volume. This growth in our share of debt origination volume was driven by our efforts during 2020 to serve a countercyclical role while other market participants reduced their presence.

Freddie Mac 1Q 2021 Form 10-Q	11

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Delinquency Rates

Single-Family Serious Delinquency Rates
Source: National Delinquency Survey from the Mortgage Bankers Association. 1Q 2021 total mortgage market rate is not yet available.

Multifamily Delinquency Rates

1.95%
1.76%
1.56%
1.48%
1.05%
0.26%
0.22%
0.19%
0.17%
0.16%
0.13%
0.12%
0.10%
0.08%
0.08%
0.10%
0.10%
0.10%
1Q20
2Q20
3Q20
4Q20
1Q21
Freddie Mac
Multifamily CMBS market
FDIC insured institutions
ACLI investment bulletin

Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs), American Council of Life Insurers (ACLI). The 1Q 2021 delinquency rates for FDIC insured institutions and ACLI investment bulletin are not yet available.
■    Our single-family serious delinquency rate is based on the number of loans in our single-family mortgage portfolio that are three monthly payments or more past due or in the process of foreclosure. We report single-family loans in forbearance as delinquent during the forbearance period to the extent that payments are past due based on the loans' original contractual terms, irrespective of the forbearance plan.
■    Our single-family serious delinquency rate increased year-over-year, driven by loans in forbearance due to the effects of the COVID-19 pandemic, but declined quarter-over-quarter, due primarily to forbearance exits. 56% of the seriously delinquent loans at March 31, 2021 were covered by credit enhancements that may partially reduce our credit risk exposure to these loans.
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
■    Our multifamily delinquency rate was higher as of March 31, 2021 compared to March 31, 2020, due to the effects of the COVID-19 pandemic, but remains low compared to many other market participants. See MD&A - Risk Management - Credit Risk - Multifamily Mortgage Credit Risk for additional information on our delinquency and forbearance rates.
■    Multifamily delinquency rates could increase further in the near term due to the continuing effects of the COVID-19 pandemic. However, our credit enhancement coverage will partially reduce our credit risk exposure from these loans. See MD&A - Risk Management - Credit Risk - Multifamily Mortgage Credit Risk for additional information.

Freddie Mac 1Q 2021 Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The discussion of our consolidated results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Condensed Consolidated Statements of Comprehensive Income (Loss)

			Change
(Dollars in millions)	1Q 2021	1Q 2020	$	%
Net interest income	$3,639	$2,785	$854	31%
Guarantee fee income	248	377	(129)	(34)
Investment gains (losses), net	1,208	(835)	2,043	245
Other income (loss)	178	95	83	87
Net revenues	5,273	2,422	2,851	118
Benefit (provision) for credit losses	196	(1,233)	1,429	116
Credit enhancement expense	(335)	(231)	(104)	(45)
Benefit for (decrease in) credit enhancement recoveries	(257)	467	(724)	(155)
REO operations expense	(8)	(85)	77	91
Credit-related expense	(404)	(1,082)	678	63
Administrative expense	(639)	(587)	(52)	(9)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(534)	(432)	(102)	(24)
Other expense	(215)	(103)	(112)	(109)
Operating expense	(1,388)	(1,122)	(266)	(24)
Income (loss) before income tax (expense) benefit	3,481	218	3,263	1,497
Income tax (expense) benefit	(714)	(45)	(669)	(1,487)
Net income (loss)	2,767	173	2,594	1,499
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(389)	449	(838)	(187)
Comprehensive income (loss)	$2,378	$622	$1,756	282%

Freddie Mac 1Q 2021 Form 10-Q	13

Management's Discussion and Analysis	Consolidated Results of Operations

Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change
(Dollars in millions)	1Q 2021	1Q 2020	$	%
Guarantee net interest income:
Contractual net interest income	$1,825	$1,184	$641	54%
Net interest income related to the Temporary Payroll Tax Cut Continuation Act of 2011	555	429	126	29
Deferred fee income	1,019	552	467	85
Total guarantee net interest income	3,399	2,165	1,234	57
Investments net interest income:
Contractual net interest income and amortization	1,096	1,210	(114)	(9)
Interest expense related to CRT debt	(147)	(240)	93	39
Total investments net interest income	949	970	(21)	(2)
Income (expense) from hedge accounting	(709)	(350)	(359)	(103)
Net interest income	$3,639	$2,785	$854	31%
Key Drivers:
■    Guarantee contractual net interest income and deferred fee income
●    1Q 2021 vs. 1Q 2020 - Increased primarily due to the continued growth in the single-family mortgage portfolio, a higher deferred fee balance, and faster loan prepayments as a result of the low mortgage interest rate environment.
■    Investments contractual net interest income and amortization
●    1Q 2021 vs. 1Q 2020 - Decreased primarily due to a change in our investment mix as the lower-yielding other investments portfolio represented a larger percentage of our total investments portfolio, partially offset by lower funding costs.
■    Interest expense related to CRT debt
●    1Q 2021 vs. 1Q 2020 - Decreased primarily due to a decline in volume as we no longer issue STACR debt notes on a regular basis.
■    Income (expense) from hedge accounting
●    1Q 2021 vs. 1Q 2020 - Expense increased primarily due to amortization of hedge accounting-related basis adjustments driven by faster prepayments, partially offset by higher income related to accruals of periodic cash settlements on derivatives in hedging relationships.

Freddie Mac 1Q 2021 Form 10-Q	14

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents an analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	1Q 2021			1Q 2020
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$65,143	$3	0.02%	$12,232	$21	0.68%
Securities purchased under agreements to resell	80,281	17	0.08	72,291	261	1.44
Secured lending	5,601	17	1.27	3,680	26	2.72
Mortgage-related securities, net	29,089	574	7.89	45,001	529	4.71
Non-mortgage-related securities	27,592	36	0.53	28,616	123	1.71
Loans held by consolidated trusts(1)	2,349,324	12,526	2.13	1,964,613	15,857	3.23
Loans held by Freddie Mac(1)	104,001	729	2.80	78,406	775	3.95
Total interest-earning assets	2,661,031	13,902	2.09	2,204,839	17,592	3.19
Interest-bearing liabilities:
Debt securities of consolidated trusts held by third parties	2,342,060	(9,756)	(1.67)	1,901,467	(13,447)	(2.83)
Debt of Freddie Mac:
Short-term debt	13,491	(2)	(0.06)	119,222	(430)	(1.43)
Long-term debt	261,382	(505)	(0.77)	170,471	(930)	(2.18)
Total debt of Freddie Mac	274,873	(507)	(0.74)	289,693	(1,360)	(1.87)
Total interest-bearing liabilities	2,616,933	(10,263)	(1.57)	2,191,160	(14,807)	(2.70)
Impact of net non-interest-bearing funding	44,098	—	0.03	13,679	—	0.02
Total funding of interest-earning assets	2,661,031	(10,263)	(1.54)	2,204,839	(14,807)	(2.68)
Net interest income/yield		$3,639	0.55%		$2,785	0.51%
(1)Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $983 million and $838 million for loans held by consolidated trusts and $23 million and $21 million for loans held by Freddie Mac during 1Q 2021 and 1Q 2020, respectively.
Guarantee Fee Income

The table below presents the components of guarantee fee income.
Table 4 - Components of Guarantee Fee Income

			Change
(Dollars in millions)	1Q 2021	1Q 2020	$	%
Contractual guarantee fees	$285	$240	$45	19%
Guarantee obligation amortization	272	220	52	24
Guarantee asset fair value changes	(309)	(83)	(226)	(272)
Guarantee fee income	$248	$377	($129)	(34)%
Key Drivers:
■    1Q 2021 vs. 1Q 2020 - Decreased as continued growth in our multifamily guarantee portfolio was more than offset by higher fair value losses on our multifamily guarantee assets as a result of an increase in long-term interest rates. As most multifamily loans are not prepayable without penalty, increases in interest rates generally result in lower multifamily guarantee asset fair values.

Freddie Mac 1Q 2021 Form 10-Q	15

Management's Discussion and Analysis	Consolidated Results of Operations

Investment Gains (Losses), Net

The table below presents the components of investment gains (losses), net.
Table 5 - Components of Investment Gains (Losses), Net

			Change
(Dollars in millions)	1Q 2021	1Q 2020	$	%
Mortgage loans gains (losses)	$206	$1,172	($966)	(82)%
Investment securities gains (losses)	(507)	1,055	(1,562)	(148)
Debt gains (losses)	138	700	(562)	(80)
Derivative gains (losses)	1,371	(3,762)	5,133	136
Investment gains (losses), net	$1,208	($835)	$2,043	245%
Mortgage Loans Gains (Losses)

The table below presents the components of mortgage loans gains (losses).
Table 6 - Components of Mortgage Loans Gains (Losses)

			Change
(Dollars in millions)	1Q 2021	1Q 2020	$	%
Single-family:
Gains (losses) on mortgage loans	$44	($22)	$66	300%
Multifamily:
Gains (losses) on certain loan purchase commitments	195	532	(337)	(63)
Gains (losses) on mortgage loans	(33)	662	(695)	(105)
Total Multifamily	162	1,194	(1,032)	(86)
Mortgage loans gains (losses)	$206	$1,172	($966)	(82)%
Key Drivers:
■    1Q 2021 vs. 1Q 2020 - Decreased as tighter spreads and higher margins on multifamily loan commitments were more than offset by interest-rate related fair value losses due to the increase in long-term interest rates in 1Q 2021. We economically hedge our interest rate exposure on loan commitments and mortgage loans using interest-rate risk management derivatives. The offsetting effects of these derivatives are recognized in derivative gains (losses). 1Q 2020 included interest rate-related gains due to the significant decrease in interest rates during 1Q 2020, partially offset by significant spread-related losses as a result of the market volatility caused by the COVID-19 pandemic.
Investment Securities Gains (Losses)

The table below presents the components of investment securities gains (losses).
Table 7 - Components of Investment Securities Gains (Losses)

			Change
(Dollars in millions)	1Q 2021	1Q 2020	$	%
Realized gains (losses) on sales of available-for-sale securities	$368	$10	$358	3,580%
Realized and unrealized gains (losses) on trading securities	(854)	1,069	(1,923)	(180)
Other	(21)	(24)	3	13
Investment securities gains (losses)	($507)	$1,055	($1,562)	(148)%
Key Drivers:
■    1Q 2021 vs. 1Q 2020 - Decreased primarily due to losses on trading securities driven by the increase in long-term interest rates in 1Q 2021 compared to gains in 1Q 2020 due to a decrease in interest rates, partially offset by gains on sales of agency mortgage-related securities. We economically hedge our interest rate exposure on investment securities using interest rate-risk management derivatives. The offsetting effects of these derivatives are recognized in derivative gains (losses).

Freddie Mac 1Q 2021 Form 10-Q	16

Management's Discussion and Analysis	Consolidated Results of Operations

Debt Gains (Losses)

The table below presents the components of debt gains (losses).
Table 8 - Components of Debt Gains (Losses)

			Change
(Dollars in millions)	1Q 2021	1Q 2020	$	%
Fair value changes:
Debt securities of consolidated trusts	($1)	$4	($5)	(125)%
Debt of Freddie Mac	8	548	(540)	(99)
Total fair value changes	7	552	(545)	(99)
Gains (losses) on extinguishment of debt:
Debt securities of consolidated trusts	141	4	137	3,425
Debt of Freddie Mac	(10)	144	(154)	(107)
Total gains (losses) on extinguishment of debt	131	148	(17)	(11)
Debt gains (losses)	$138	$700	($562)	(80)%
Key Drivers:
■    1Q 2021 vs. 1Q 2020 - Decreased primarily due to lower fair value gains on STACR debt notes for which we elected the fair value option. Fair value gains in 1Q 2020 were driven by spread widening caused by the significant market volatility related to the COVID-19 pandemic.
Derivative Gains (Losses)

The table below presents the components of derivative gains (losses).
Table 9 - Components of Derivative Gains (Losses)

			Change
(Dollars in millions)	1Q 2021	1Q 2020	$	%
Fair value gains (losses):
Interest-rate risk management derivatives	$392	($2,969)	$3,361	113%
Mortgage commitment derivatives	1,476	(726)	2,202	303
CRT-related derivatives	(42)	78	(120)	(154)
Other	(3)	31	(34)	(110)
Total fair value gains (losses)	1,823	(3,586)	5,409	151
Accrual of periodic cash settlements	(452)	(176)	(276)	(157)
Derivative gains (losses)	$1,371	($3,762)	$5,133	136%
Key Drivers:
■    1Q 2021 vs. 1Q 2020 - Derivative gains in 1Q 2021 primarily related to mortgage commitment derivatives, driven by the increase in long-term interest rates, compared to derivative losses in 1Q 2020 due to a decrease in long-term interest rates. Certain of our interest-rate related derivative gains (losses) have offsetting effects recognized in mortgage loans gains (losses), investment securities gains (losses), debt gains (losses), or other comprehensive income (loss).

Freddie Mac 1Q 2021 Form 10-Q	17

Management's Discussion and Analysis	Consolidated Results of Operations

Credit-Related Expense
Benefit (Provision) for Credit Losses

The table below presents the components of benefit (provision) for credit losses.
Table 10 - Components of Benefit (Provision) for Credit Losses

			Change
(Dollars in millions)	1Q 2021	1Q 2020	$	%
Benefit (provision) for credit losses:
Single-family	$146	($1,166)	$1,312	113%
Multifamily	50	(67)	117	175
Benefit (provision) for credit losses	$196	($1,233)	$1,429	116%
Key Drivers:
■    Single-family
●    1Q 2021 vs. 1Q 2020 - A benefit for credit losses in 1Q 2021 compared to a provision for credit losses in 1Q 2020 primarily driven by the following factors:
–Expected credit losses related to COVID-19 - Our provision for credit losses increased significantly in 1Q 2020 due to the increase in expected credit losses related to the economic effects of the COVID-19 pandemic. Our estimate of expected credit losses related to the pandemic decreased in 1Q 2021 as economic conditions improved.
–Portfolio growth - We recognize expected credit losses over the entire contractual term of the loan at the time of loan acquisition. Our single-family mortgage portfolio grew $438 billion, or 22%, year-over-year, which partially offset the benefit for credit losses.
–Changes in house prices and interest rates - The effect of changes in forecasted interest rates and changes related to house price growth rates had largely offsetting impacts in both periods.
■    Multifamily
●    1Q 2021 vs. 1Q 2020 - A benefit for credit losses in 1Q 2021 compared to a provision for credit losses in 1Q 2020 driven by improved economic forecasts.
The decline in economic activity caused by the COVID-19 pandemic, and the corresponding government response, is unprecedented, and as a result, our estimate of expected credit losses is subject to significant uncertainty. See MD&A - Risk Management - Credit Risk for additional information.
Credit Enhancement Expense

Key Drivers:
■    1Q 2021 vs. 1Q 2020 - Increased $104 million year-over-year, primarily due to higher outstanding cumulative volumes of CRT transactions.
Benefit for (Decrease in) Credit Enhancement Recoveries

Key Drivers:
■    1Q 2021 vs. 1Q 2020 - Decreased $724 million year-over-year as a result of the corresponding decrease in expected credit losses.
Other Comprehensive Income (Loss)
Key Drivers:
■    1Q 2021 vs. 1Q 2020 - Decreased $838 million year-over-year, primarily due to fair value losses on available-for-sale securities as long-term interest rates increased in 1Q 2021 compared to fair value gains in 1Q 2020 due to a decrease in long-term interest rates. We economically hedge our interest rate exposure on investment securities using interest-rate risk management derivatives. The offsetting effects of these derivatives are recognized in derivative gains (losses).

Freddie Mac 1Q 2021 Form 10-Q	18

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 11 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	March 31, 2021	December 31, 2020	$	%
Assets:
Cash and cash equivalents	$100,979	$23,889	$77,090	323%
Securities purchased under agreements to resell	15,140	105,003	(89,863)	(86)
Subtotal	116,119	128,892	(12,773)	(10)
Investment securities, at fair value	61,880	59,825	2,055	3
Mortgage loans, net	2,507,887	2,383,888	123,999	5
Accrued interest receivable, net	7,662	7,754	(92)	(1)
Derivative assets, net	2,085	1,205	880	73
Deferred tax assets, net	6,826	6,557	269	4
Other assets	39,415	39,294	121	—
Total assets	$2,741,874	$2,627,415	$114,459	4%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$5,954	$6,210	($256)	(4)%
Debt	2,704,270	2,592,546	111,724	4
Derivative liabilities, net	950	954	(4)	—
Other liabilities	11,909	11,292	617	5
Total liabilities	2,723,083	2,611,002	112,081	4
Total equity	18,791	16,413	2,378	14
Total liabilities and equity	$2,741,874	$2,627,415	$114,459	4%
Key Drivers:
As of March 31, 2021 compared to December 31, 2020:
■    Cash and cash equivalents and securities purchased under agreements to resell decreased on a combined basis primarily due to lower near-term cash needs for debt maturities and calls of debt of Freddie Mac. Cash and cash equivalents increased significantly quarter-over-quarter, primarily due to higher uninvested trust and operating cash as Treasury bills and securities purchased under agreements to resell continued to earn near zero returns.
■    Derivative assets, net increased primarily due to changes in the fair value of forward commitments to sell mortgage-related securities.
■    Total equity increased primarily due to our net income for 1Q 2021 combined with our continued ability to retain earnings as a result of the increases in the applicable Capital Reserve Amount and the resulting changes in our dividend requirement pursuant to the Letter Agreements.

Freddie Mac 1Q 2021 Form 10-Q	19

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
In connection with the change in our reportable segments implemented in 1Q 2021, we have updated the definitions of our portfolio balances and aligned the definitions across our two reportable segments. Prior periods have been revised to conform to the current period presentation.
Mortgage Portfolio

Our mortgage portfolio includes assets held by both business segments and consists of:
■ Securitized mortgage loans - Loans held by securitization trusts that issue securities that we guarantee.
■ Unsecuritized mortgage loans
● Securitization pipeline loans - Single-family and multifamily loans that we have purchased for cash and aggregate prior to securitization.
● Loss mitigation loans - Delinquent and modified single-family loans that we have purchased from securitization trusts to facilitate loss mitigation. Certain of these loans have re-performed, either on their own or through modification or other loss mitigation activity.
● Other loans - Unsecuritized mortgage loans that do not fit in either of the prior two categories, primarily multifamily loans we acquire as part of a buy-and-hold investment strategy.
■ Other - Primarily consists of other mortgage-related guarantees.
The table below presents the UPB of our mortgage portfolio by segment.
Table 12 - Mortgage Portfolio

	March 31, 2021			December 31, 2020
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Securitized mortgage loans:
Held by consolidated trusts	$2,324,786	$13,782	$2,338,568	$2,204,936	$12,305	$2,217,241
Held by nonconsolidated trusts	33,697	345,192	378,889	34,932	331,860	366,792
Total securitized mortgage loans	2,358,483	358,974	2,717,457	2,239,868	344,165	2,584,033
Unsecuritized mortgage loans:
Securitization pipeline loans	63,516	20,281	83,797	51,040	29,183	80,223
Loss mitigation loans	26,529	—	26,529	26,303	—	26,303
Other loans	—	4,125	4,125	—	4,224	4,224
Total unsecuritized mortgage loans	90,045	24,406	114,451	77,343	33,407	110,750
Other	9,584	10,297	19,881	9,215	10,775	19,990
Total mortgage portfolio	$2,458,112	$393,677	$2,851,789	$2,326,426	$388,347	$2,714,773
Guarantee Portfolio

Our guarantee portfolio primarily consists of mortgage-related securities guaranteed by Freddie Mac in exchange for guarantee fee income. This amount differs from the securitized mortgage loans amount included in the mortgage portfolio because of two primary factors: (1) it includes only the UPB of securities guaranteed by Freddie Mac and excludes the UPB of any unguaranteed subordinated securities issued by securitization trusts and (2) it reflects timing differences between the receipt of mortgage payments and the pass-through of those payments to security holders. The other category primarily consists of other mortgage-related guarantees.

Freddie Mac 1Q 2021 Form 10-Q	20

Management's Discussion and Analysis	Our Portfolios
The table below presents the guarantee portfolio by segment.
Table 13 - Guarantee Portfolio

	March 31, 2021			December 31, 2020
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$2,398,852	$13,776	$2,412,628	$2,273,736	$12,305	$2,286,041
Issued by nonconsolidated trusts	28,095	301,593	329,688	29,300	289,056	318,356
Total guaranteed mortgage-related securities	2,426,947	315,369	2,742,316	2,303,036	301,361	2,604,397
Other	9,584	10,297	19,881	9,215	10,775	19,990
Total guarantee portfolio	$2,436,531	$325,666	$2,762,197	$2,312,251	$312,136	$2,624,387
Our guarantee portfolio excludes guarantees of Fannie Mae securities and other similar transactions in which we do not directly guarantee mortgage credit risk in exchange for guarantee fees. See Note 5 for additional information on our guarantee activities.
Investments Portfolio

Our investments portfolio consists of our mortgage-related investments portfolio and other investments portfolio.
Mortgage-Related Investments Portfolio
We primarily use our mortgage-related investments portfolio to provide liquidity to the mortgage market and support our loss mitigation activities. Our mortgage-related investments portfolio includes assets held by both business segments and consists of:
■ Unsecuritized mortgage loans - Single-family and multifamily unsecuritized loans as discussed above.
■ Agency mortgage-related securities - Primarily includes Freddie Mac mortgage-related securities, both single-family and multifamily, although we may also invest in Fannie Mae and Ginnie Mae mortgage-related securities.
■ Non-agency mortgage-related securities - We continue to own certain non-agency mortgage-related securities that we acquired in prior years. We generally no longer purchase non-agency mortgage-related securities, although we may acquire such securities in connection with our senior subordinate securitization structures backed by seasoned loans.
The table below presents the UPB of our mortgage-related investments portfolio. For purposes of the limit imposed by the Purchase Agreement and FHFA, our mortgage-related investments portfolio was $181.5 billion as of March 31, 2021, including $7.0 billion representing 10% of the notional amount of the interest-only securities we held as of March 31, 2021.
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
Table 14 - Mortgage-Related Investments Portfolio

	March 31, 2021			December 31, 2020
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans:
Securitization pipeline loans	$63,516	$20,281	$83,797	$51,040	$29,183	$80,223
Loss mitigation loans	26,529	—	26,529	26,303	—	26,303
Other loans	—	4,125	4,125	—	4,224	4,224
Total unsecuritized mortgage loans	90,045	24,406	114,451	77,343	33,407	110,750
Mortgage-related securities:
Agency mortgage-related securities	55,115	3,511	58,626	65,954	4,066	70,020
Non-agency mortgage-related securities	1,266	113	1,379	1,300	114	1,414
Total mortgage-related securities	56,381	3,624	60,005	67,254	4,180	71,434
Mortgage-related investments portfolio	$146,426	$28,030	$174,456	$144,597	$37,587	$182,184

Freddie Mac 1Q 2021 Form 10-Q	21

Management's Discussion and Analysis	Our Portfolios
Other Investments Portfolio
Our other investments portfolio, which includes the liquidity and contingency operating portfolio, is primarily used for short-term liquidity management, collateral management, and asset and liability management. The assets in the other investments portfolio are primarily allocated to the Single-family segment.

Freddie Mac 1Q 2021 Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way our chief operating decision maker manages our business.
During 1Q 2021, our chief operating decision maker began making decisions about allocating resources and assessing segment performance based on two reportable segments, Single-family and Multifamily. In prior periods, we managed our business based on three reportable segments, Single-family Guarantee, Multifamily, and Capital Markets. As our mortgage-related investments portfolio has declined over time, our capital markets activities have become increasingly focused on supporting our single-family and multifamily businesses. As a result, we have determined that, effective in 1Q 2021, our Capital Markets segment should no longer be considered a separate reportable segment, and our chief operating decision maker no longer reviews separate financial results or discrete financial information for our capital markets activities. Substantially all of the revenues and expenses that were previously directly attributable to our Capital Markets segment are now included in our Single-family segment, while certain administrative expenses and other centrally-incurred costs previously allocated to the Capital Markets segment are now allocated between the Single-family and Multifamily segments using various methodologies depending on the nature of the expense.
In connection with this change, we have also changed the measure of segment profit and loss for each segment to be based on net income and comprehensive income calculated using the same accounting policies we use to prepare our general purpose financial statements in conformity with generally accepted accounting principles. The financial results of each reportable segment include directly attributable revenue and expenses. We allocate interest expense and other debt funding and hedging-related costs to each reportable segment using a funds transfer pricing process. We fully allocate to each reportable segment the administrative expenses and other centrally-incurred costs that are not directly attributable to a particular segment using various methodologies depending on the nature of the expense. As a result, the sum of each income statement line item for the two reportable segments is equal to that same income statement line item for the consolidated entity. We have discontinued the reclassifications of certain activities between various line items that were included in our previous measure of segment profit and loss. Prior period information has been revised to conform to the current period presentation. See Note 15 for additional information on the change in our segment reporting presentation.

Segment	Description
Single-family
Reflects results from our purchase, sale, securitization, and guarantee of single-family loans and securities, our investments in those loans and securities, the management of single-family mortgage credit risk and market risk, and any results of our treasury function that are not allocated to each segment.

Multifamily
Reflects results from our purchase, sale, securitization, and guarantee of multifamily loans and securities, our investments in those loans and securities, and the management of multifamily mortgage credit risk and market risk.

Segment Net Income (Loss) and Comprehensive Income (Loss)

The graphs below show our net income (loss) and comprehensive income (loss) by segment.
Segment Net Income (Loss)
(In millions)

$173
$411
$(238)
$1,777
$1,005
$772
$2,463
$1,181
$1,282
$2,913
$1,166
$1,747
$2,767
$1,029
$1,738
1Q20
2Q20
3Q20
4Q20
1Q21
Single-family
Multifamily

Segment Comprehensive Income (Loss)
(In millions)

$622
$1,938
$2,449
$2,522
$2,378
$796
$(174)
$1,063
$875
$1,177
$1,272
$1,149
$1,373
$968
$1,410
1Q20
2Q20
3Q20
4Q20
1Q21
Single-family
Multifamily

Freddie Mac 1Q 2021 Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family
Business Results

The graphs, tables, and related discussion below present the business results of our Single-family segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose and Average Guarantee Fee Rate(1) Charged on New Acquisitions
(UPB in billions, guarantee fee rate in bps)
(1)Guarantee fee excludes the legislated 10 basis point increase and includes deferred fees recognized over the estimated life of the related loans.
Number of Families Helped to Own a Home

(In thousands)

■    1Q 2021 vs. 1Q 2020
●    Our loan purchase and guarantee activity increased primarily due to higher refinance activity driven by the low mortgage interest rate environment. We expect the low mortgage rate environment to continue through 2021 and 2022 as the Federal Reserve has stated that it intends to keep interest rates low for an extended period of time.
●    The average guarantee fee rate charged on new acquisitions increased primarily due to the adverse market refinance fee we began to charge in December 2020 in response to projected costs related to the COVID-19 pandemic.
●    Home purchase volume was also higher, as home sales increased primarily driven by continued low mortgage rates.
●    We continue to monitor our compliance with the Purchase Agreement covenants added pursuant to the January 2021 Letter Agreement that place additional restrictions on our secondary market activities, including our single-family loan acquisitions and cash window activities, and we have changed, and may further change, our loan acquisition and cash window programs to maintain compliance. During 1Q 2021, we announced changes to our requirements for purchasing single-family mortgage loans secured by either second homes or investment properties to manage compliance with the restrictions in the January 2021 Letter Agreement. In April 2021, we announced requirements related to loans originated under the CFPB's temporary GSE qualified mortgage rule as required by the January 2021 Letter Agreement, and FHFA instructed us to apply the $1.5 billion limit on the volume of loans purchased through the cash window program per lender during any period comprising four calendar quarters to certain lenders beginning on July 1, 2021, rather than January 1, 2022.

Freddie Mac 1Q 2021 Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Guarantee Fee Rate(1) Charged on Mortgage Portfolio
(UPB in billions, guarantee fee rate in bps)
(1)Guarantee fee rate calculation excludes the legislated 10 basis point increase. As of March 31, 2021, excludes $47 billion in UPB of loans in certain securitization products that we do not consolidate and loans that we acquired in 2000 and prior years for which average guarantee fee charged information is not available.
Single-Family Loans
(Loan count in millions)
■    The single-family mortgage portfolio grew $438 billion, or 22%, year-over-year, driven by higher new business activity. Additionally, continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.
■    The average guarantee fee rate charged on the single-family mortgage portfolio increased year-over-year as older vintages with lower charged guarantee fee rates were replaced by acquisitions of new loans with higher charged guarantee fee rates due to faster loan prepayments as a result of the low mortgage interest rate environment.

Freddie Mac 1Q 2021 Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family
Net Interest Yield and Average Investments Portfolio Balances

Net Interest Yield & Average Investments Portfolio Balances
(Weighted average balance in billions)
■    1Q 2021 vs. 1Q 2020
●    Net interest yield on our investments portfolio decreased primarily due to faster loan prepayments as a result of the low mortgage interest rate environment, combined with a change in investment mix as the lower-yielding other investments portfolio represented a larger percentage of the total investments portfolio. Net interest yield on our investments portfolio is calculated as net interest income related to our investments portfolio divided by the weighted average investments portfolio balance during the period.
●    The weighted average investments portfolio balance increased primarily due to higher near-term cash needs driven by a higher expected single-family cash window loan purchase forecast, coupled with a larger liquidity and contingency operating portfolio as we transitioned to comply with the updated minimum liquidity requirements established by FHFA. The increase in the portfolio balance was partially offset by the decrease in the mortgage-related investments portfolio primarily due to constraints imposed by the Purchase Agreement and FHFA.

Freddie Mac 1Q 2021 Form 10-Q	26

Management's Discussion and Analysis	Our Business Segments | Single-Family
CRT Activities

We transfer credit risk on a portion of our single-family mortgage portfolio to the private market, which reduces the risk of future losses to us when borrowers default. The graphs below show the issuance amounts associated with CRT transactions for loans in our single-family mortgage portfolio. We evaluate and update our CRT strategy as needed depending on our overall business strategy, regulatory requirements such as the ERCF, and market conditions, including the significant market volatility caused by the COVID-19 pandemic. The ERCF specifies substantial capital requirements and could affect our CRT strategy, perhaps significantly. Our risk appetite limits are also governed by FHFA, and we may take actions to comply with these limits, including continued execution of CRT transactions. See MD&A – Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our CRT activities and other credit enhancements.
CRT Issuance Protected UPB CRT Issuance Maximum Coverage
(In billions) (In billions)
■    During 1Q 2021 and 1Q 2020, 61% and 70%, respectively, of our single-family acquisitions were loans in the targeted population for our CRT transactions (primarily 30-year fixed rate loans with LTV ratios between 60% and 97%). The year-over-year decline was primarily driven by an increase in the proportion of recently acquired loans with lower LTV ratios.
■    Our CRT issuance amounts increased significantly year-over-year due to the increase in loan acquisition activity in recent quarters as well as our ability to shorten the loan acquisition to ACIS issuance timeline in 1Q 2021.
■    Our CRT issuance maximum coverage increased slightly year-over-year and was proportionally lower than the increase in protected UPB due to the improved credit quality of the covered loans, which reduced the amount of credit coverage we required on those loans.
■    The calculation of maximum coverage varies across CRT programs. For STACR transactions, maximum coverage represents the balance held by third parties at issuance. For insurance/reinsurance transactions, maximum coverage represents the aggregate limit of insurance purchased from third parties at issuance. For subordination, maximum coverage represents the UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.

Freddie Mac 1Q 2021 Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Single-Family
Loss Mitigation Activities

The following graph provides details about our completed single-family loan workout activities. The forbearance data below is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes both loans for which we do not control servicing and loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us.

Completed Loan Workout Activity

(UPB in billions, number of loan workouts in thousands)

193
133
89
94
11
$42
$28
$20
$18
$2
1Q20
2Q20
3Q20
4Q20
1Q21
Total single-family loan workouts
Number of loan workouts

■    Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferrals, modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the quarter, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 230,000 loans in active forbearance plans and 10,000 loans in other active loss mitigation activity as of March 31, 2021.
■    Pursuant to FHFA guidance and the CARES Act, we offer mortgage relief options for borrowers affected by the COVID-19 pandemic. Among other things, we are offering forbearance of up to 18 months to single-family borrowers experiencing a financial hardship, either directly or indirectly, related to the COVID-19 pandemic. We are also offering a payment deferral option that allows a borrower to defer up to 18 months of payments for eligible homeowners who have the financial capacity to resume making their monthly payments, but who are unable to afford the additional monthly contributions required by a repayment plan. The length of available forbearance or payment deferral may be extended or the terms of forbearance or payment deferral revised by further FHFA guidance or federal government regulation.
■    1Q 2021 vs. 1Q 2020 - Our loan workout activity increased significantly, primarily driven by the increase in completed forbearance plans and payment deferrals related to the COVID-19 pandemic.
See MD&A - Risk Management for additional information on our loan workout activities.

Freddie Mac 1Q 2021 Form 10-Q	28

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the components of net income and comprehensive income for our Single-family segment.
Table 15 - Single-Family Segment Financial Results

			Change
(Dollars in millions)	1Q 2021	1Q 2020	$	%
Guarantee net interest income	$3,346	$2,140	$1,206	56%
Investments net interest income	671	695	(24)	(3)
Income (expense) from hedge accounting	(709)	(350)	(359)	(103)
Net interest income	3,308	2,485	823	33
Guarantee fee income	89	(13)	102	785
Investment gains (losses), net	300	24	276	1,150
Other income (loss)	152	58	94	162
Net revenues	3,849	2,554	1,295	51
Benefit (provision) for credit losses	146	(1,166)	1,312	113
Credit enhancement expense	(325)	(227)	(98)	(43)
Benefit for (decrease in) credit enhancement recoveries	(245)	439	(684)	(156)
REO operations expense	(8)	(85)	77	91
Credit-related expense	(432)	(1,039)	607	58
Administrative expense	(488)	(467)	(21)	(4)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(534)	(432)	(102)	(24)
Other expense	(209)	(98)	(111)	(113)
Operating expense	(1,231)	(997)	(234)	(23)
Income (loss) before income tax (expense) benefit	2,186	518	1,668	322
Income tax (expense) benefit	(448)	(107)	(341)	(319)
Net income (loss)	1,738	411	1,327	323
Total other comprehensive income (loss), net of taxes	(328)	385	(713)	(185)
Total comprehensive income (loss)	$1,410	$796	$614	77%
Key Business Drivers:
■ 1Q 2021 vs. 1Q 2020
●    Higher net interest income primarily due to mortgage portfolio growth and higher deferred fee income recognition, which was driven by a higher deferred fee balance and faster loan prepayments as a result of the low mortgage interest rate environment.
●    Lower credit-related expense primarily driven by a benefit for credit losses as a result of improving economic conditions in 1Q 2021, partially offset by a decrease in credit enhancement recoveries. Credit-related expense in 1Q 2020 was primarily driven by the negative economic effects of the COVID-19 pandemic.

Freddie Mac 1Q 2021 Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The graphs, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity(1)
(UPB in billions)
(1) Includes LIHTC new business activity
■    In November 2020, FHFA announced that the 2021 loan purchase cap for the multifamily business will be $70 billion. At least 50% of the multifamily new business activity must be mission-driven, affordable housing, generally defined as affordable to renters at 80% of AMI or below, with at least 20% being affordable to renters at 60% of AMI or below. While the loan purchase cap is subject to reassessment throughout the year by FHFA to determine whether an increase in the cap is appropriate based on a stronger than expected overall market, we are also subject to an $80 billion multifamily loan purchase limit in the Purchase Agreement that is not subject to such adjustment by FHFA.
●    As of March 31, 2021, the total multifamily new business activity counting toward this FHFA cap was $13.9 billion. Approximately 65% of this activity, based on UPB, was mission-driven, affordable housing, with 32% being affordable to renters at 60% of AMI or below.
■    While our new business activity was higher year-over-year due to the low interest rate environment, we have observed increased competition from other market participants, which we expect to continue for the remainder of 2021.
■    Outstanding commitments, including index lock commitments and commitments to purchase or guarantee multifamily assets, were $17.7 billion and $22.7 billion as of March 31, 2021 and March 31, 2020, respectively.
■    The percentage of our new mortgage loan purchase activity that was classified as held-for-sale and intended for our securitization pipeline increased to 88% from 87% year-over-year. The loan purchase activity in 1Q 2021, combined with market demand for our securities, will be a driver for our securitizations in the next two quarters of 2021.

Freddie Mac 1Q 2021 Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Multifamily

Securitization, Guarantee, and Risk Transfer Activities

Securitization and Guarantee Activities
(UPB in billions)
■    Total securitization UPB increased year-over-year primarily due to the securitization of the significant loan purchase activity from 4Q 2020.
■    The average guarantee fee rate on new guarantees increased slightly year-over-year primarily due to the issuance of certain new K Certificate securitizations with lower subordination levels. The lower subordination levels are still expected to absorb a substantial amount of expected and stressed credit losses.
■    In addition to the credit risk we transferred to third parties through our securitizations, we obtained credit protection of up to $0.3 billion on $4.9 billion of UPB through our other CRT products and loss sharing arrangements during 1Q 2021. There were no such activities during 1Q 2020.
We evaluate our risk transfer strategy and make changes depending on market conditions and our business strategy. See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our multifamily mortgage portfolio.

Freddie Mac 1Q 2021 Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Portfolio

Mortgage Portfolio
(In billions)
Guarantee Portfolio
(In billions)
■    Our multifamily mortgage portfolio increased year-over-year primarily due to ongoing loan purchase and securitization activities. We expect continued growth in our mortgage portfolio during 2021 as purchase and securitization activities should outpace loan payoffs.
■    At March 31, 2021, approximately 63% of the unsecuritized mortgage loans in our mortgage portfolio were classified as held-for-sale, while the remaining 37% were classified as held-for-investment and generally intended to be used as collateral for our PC securitizations.
■    Our guarantee portfolio increased year-over-year primarily due to the securitization of the significant purchase volume from 4Q 2020.
■    As of March 31, 2021, we had cumulatively transferred a substantial amount of the expected and stressed credit risk on the multifamily guarantee portfolio primarily through subordination in our securitizations. In addition, nearly all of our securitization activities shifted substantially all of the interest-rate and liquidity risk associated with the underlying collateral away from Freddie Mac to third-party investors.
■    In addition to our multifamily mortgage portfolio, we own equity interests in LIHTC fund partnerships with carrying values totaling $1.5 billion and $1.4 billion as of March 31, 2021 and December 31, 2020, respectively.

Freddie Mac 1Q 2021 Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield and Average Investments Portfolio Balances

Net Interest Yield & Average Investments Portfolio Balances
(Weighted average balance in billions)

■    1Q 2021 vs. 1Q 2020
●    Net interest yield increased slightly year-over-year.
●    The weighted average investments portfolio balance remained unchanged as the increase in the average unsecuritized mortgage loans balance attributable to the 4Q 2020 significant loan purchase activity was offset by a decrease in the average balance of mortgage-related securities.

Freddie Mac 1Q 2021 Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Multifamily

Mortgage Loans Gains (Losses), Net and Initial Pricing Margin on Commitments

Multifamily Segment Mortgage Loans Gains (Losses), Net
(In millions)Source of spread data in basis points: Independent dealers
Initial Pricing Margin on Commitments
(In millions)

6.38%
5.84%
5.07%
3.97%
2.65%
$666
$631
$430
$309
$198
1Q20
2Q20
3Q20
4Q20
1Q21
Initial pricing margin on commitments
Initial pricing margin on commitments (in %)

(Notional in millions) 1Q20 2Q20 3Q20 4Q20 1Q21
New loan commitments for $7,475 $10,821 $10,804 $13,127 $4,850 which we have elected the fair value option

■    We primarily recognize revenue from our mortgage loans as mortgage loans gains (losses), net, which is a component of investment gains (losses), net. The amount of mortgage loans gains (losses), net, shown above is net of gains and losses on derivative instruments we use to economically hedge the interest-rate risk of the loan commitments and mortgage loans.
■    Mortgage loans gains (losses), net, consists of three components: (1) the initial pricing margin on new loan commitments for which we have elected the fair value option, (2) spread-related fair value changes during the commitment and loan holding periods for loan commitments and mortgage loans we measure at fair value, which are primarily driven by changes in benchmark spreads after the commitment date, and (3) other items, including realized gains on sales of mortgage loans for which we do not elect the fair value option.
■    We recognized net mortgage loans gains in 1Q 2021 compared to net mortgage loans losses in 1Q 2020 primarily due to loan pricing decisions resulting in higher initial pricing margins on new loan commitments, spread-related fair value gains due to spread tightening, and realized gains from sales of mortgage loans for which we have not elected the fair value option.

Freddie Mac 1Q 2021 Form 10-Q	34

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of net income and comprehensive income for our Multifamily segment.
Table 16 - Multifamily Segment Financial Results

			Change
(Dollars in millions)	1Q 2021	1Q 2020	$	%
Guarantee net interest income	$53	$25	$28	112%
Investments net interest income	278	275	3	1
Net interest income	331	300	31	10
Guarantee fee income	159	390	(231)	(59)
Mortgage loans gains (losses), net	990	(636)	1,626	256
Other investment gains (losses), net	(82)	(223)	141	63
Investment gains (losses), net	908	(859)	1,767	206
Other income (loss)	26	37	(11)	(30)
Net revenues	1,424	(132)	1,556	1,179
Credit-related expense	28	(43)	71	165
Administrative expense	(151)	(120)	(31)	(26)
Other expense	(6)	(5)	(1)	(20)
Operating expense	(157)	(125)	(32)	(26)
Income (loss) before income tax (expense) benefit	1,295	(300)	1,595	532
Income tax (expense) benefit	(266)	62	(328)	(529)
Net income (loss)	1,029	(238)	1,267	532
Total other comprehensive income (loss), net of taxes	(61)	64	(125)	(195)
Total comprehensive income (loss)	$968	($174)	$1,142	656%
Key Business Drivers:
■    1Q 2021 vs. 1Q 2020
●    Lower guarantee fee income as the continued growth in our multifamily guarantee portfolio was more than offset by higher fair value losses on the guarantee assets as a result of an increase in long-term interest rates in 1Q 2021.
●    Net investment gains compared to net investment losses in 1Q 2020, primarily due to tighter spreads and higher margins on multifamily loan commitments in 1Q 2021, while 1Q 2020 included significant spread-related losses as a result of the market volatility caused by the COVID-19 pandemic.

Freddie Mac 1Q 2021 Form 10-Q	35

Management's Discussion and Analysis	Risk Management

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
Mortgage credit risk is the risk associated with the inability or failure of a borrower to meet its financial and/or contractual obligations. We are exposed to two types of mortgage credit risk:
■    Single-family mortgage credit risk, through our ownership or guarantee of loans in the single-family mortgage portfolio and
■    Multifamily mortgage credit risk, through our ownership or guarantee of loans in the multifamily mortgage portfolio.
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
In March and May 2020, we introduced a number of temporary measures to help provide sellers with the clarity and flexibility to continue to lend in a prudent and responsible manner during the COVID-19 pandemic. We are allowing flexibility in demonstrating a borrower's current employment status for applications received through April 30, 2021. This flexibility will not be extended again; however, the option to verify the borrower’s employment via email was included permanently in our Guide on April 7, 2021.
In March and April 2020, we announced loan processing flexibilities to expedite loan closings and help keep homebuyers, sellers, and appraisers safe during the COVID-19 pandemic. These flexibilities have also been extended to include loans with applications dated on or before May 31, 2021, and will not be further extended. They include:
■    Allowing desktop appraisals or exterior-only inspection appraisals for certain purchase transactions;
■    Allowing exterior-only appraisals for certain no cash-out refinances;
■    Allowing desktop appraisals on new construction properties (purchase transactions);
■    Allowing flexibility on demonstrating that construction has been completed; and
■    Allowing flexibility for borrowers to provide documentation (rather than requiring an inspection) to allow renovation disbursements (draws).
The following temporary flexibilities were extended for the final time, to include loans with application dates dated on or before April 30, 2021:
■    Offering flexibility in condominium project reviews and
■    Expanding the use of powers of attorney and remote online notarizations. Permanent updates to our requirements for the use of powers of attorney were included in our Guide and are effective for applications dated on or after June 30, 2021.
Appraisal Waivers
In March 2020, we introduced expanded eligibility of Automated Collateral Evaluation (ACE) waivers to include no cash-out refinances with LTVs up to 90% and cash-out refinances for primary residences with LTVs up to 70% and second homes with LTVs up to 60%. As a result of this expansion, combined with a historically high refinance market (ACE waivers are granted more often for refinanced loans), ACE waiver usage increased from approximately 19% in 1Q 2020 to approximately 47% of loan purchases in 1Q 2021.

Freddie Mac 1Q 2021 Form 10-Q	36

Management's Discussion and Analysis	Risk Management

Loan Purchase Credit Characteristics
We monitor and evaluate market conditions that could affect the credit quality of our single-family loan purchases. The graphs below show the credit profile of the single-family loans we purchased or guaranteed.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score (1)
(1)Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion).

The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 17 - Single-Family New Business Activity

	1Q 2021		1Q 2020
(Dollars in billions)	Amount	% of Total	Amount	% of Total
30-year or more amortizing fixed-rate	$293	81%	$114	83%
20-year amortizing fixed-rate	18	5	6	4
15-year amortizing fixed-rate	51	14	17	13
Adjustable-rate	—	—	1	—
Total	$362	100%	$138	100%
Percentage of purchases
DTI ratio > 45%		10%		14%
Original LTV ratio > 90%		8		15
Original credit score < 680		4		6
Transaction type:
Cash window		62		48
Guarantor swap		38		52
Property type:
Detached single-family houses and townhouses		93		92
Condominium or co-op		7		8
Occupancy type:
Primary residence		93		91
Second home		3		4
Investment property		4		5
Loan purpose:
Purchase		25		40
Cash-out refinance		20		21
Other refinance		55		39

Freddie Mac 1Q 2021 Form 10-Q	37

Management's Discussion and Analysis	Risk Management

Transferring Credit Risk to Third-Party Investors

To reduce our credit risk exposure, we engage in various credit enhancement arrangements, which include CRT transactions and other credit enhancements.
Single-Family Mortgage Portfolio CRT Issuance
The table below provides the issuance amounts during the applicable periods, including the protected UPB and maximum coverage, associated with CRT transactions for loans in our single-family mortgage portfolio.
Table 18 - Single-Family Mortgage Portfolio CRT Issuance

	1Q 2021		1Q 2020
(In millions)	Protected UPB(1)	Maximum Coverage(2)	Protected UPB(1)	Maximum Coverage(2)
STACR	$176,707	$3,544	$132,571	$3,707
Insurance/reinsurance	228,307	2,714	97,758	854
Subordination	—	—	1,688	177
Lender risk-sharing	171	171	6,207	391
Less: UPB with more than one type of CRT activity	(159,835)	—	(97,505)	—
Total CRT Activities	$245,350	$6,429	$140,719	$5,129
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
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the total protected UPB and maximum coverage associated with credit enhanced loans in our single-family mortgage portfolio as of March 31, 2021 and December 31, 2020, respectively.
Table 19 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	March 31, 2021
(Dollars in millions)	Protected UPB(1)	% of Single-Family Mortgage Portfolio	Maximum Coverage(2)
Primary mortgage insurance	$485,593	20%	$119,111
STACR	905,528	37	31,682
Insurance/reinsurance	975,289	40	13,645
Subordination	34,977	1	6,090
Lender risk-sharing	5,177	—	4,587
Other	314	—	311
Less: UPB with multiple CRT and/or other credit enhancements	(1,148,738)	(47)	—
Single-family mortgage portfolio - covered by credit enhancement	1,258,140	51	175,426
Single-family mortgage portfolio - other	1,199,972	49	—
Total	$2,458,112	100%	$175,426
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2021 Form 10-Q	38

Management's Discussion and Analysis	Risk Management

	December 31, 2020
(Dollars in millions)	Protected UPB(1)	% of Single-Family Mortgage Portfolio	Maximum Coverage(2)
Primary mortgage insurance	$472,881	20%	$116,973
STACR	853,733	37	29,665
Insurance/reinsurance	876,815	38	11,586
Subordination	38,074	2	6,182
Lender risk sharing	5,731	—	4,831
Other	374	—	371
Less: UPB with multiple CRT and/or other credit enhancements	(1,069,281)	(46)	—
Single-family mortgage portfolio - covered by credit enhancement	1,178,327	51	169,608
Single-family mortgage portfolio - other	1,148,099	49	—
Total	$2,326,426	100%	$169,608
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
Credit Enhancement Coverage Characteristics
The table below provides information on the credit-enhanced and non-credit-enhanced loans in our single-family mortgage portfolio. The credit-enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit enhancements.
Table 20 - Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	March 31, 2021		December 31, 2020
(% of portfolio based on loan UPB)(1)(2)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
Credit-enhanced
Primary mortgage insurance	20%	3.42%	21%	3.77%
CRT and other	43	2.79	41	3.22
Non-credit-enhanced	50	1.89	50	2.13
Total	N/A	2.34	N/A	2.64
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Based on loan UPB, which may be different from the protected UPB of the associated credit enhancement transaction due to timing differences in reporting cycles between the transactions and the loans.
The table below provides information on the amount of credit enhancement coverage by year of origination associated with loans in our single-family mortgage portfolio.
Table 21 - Credit Enhancement Coverage by Year of Origination

	March 31, 2021		December 31, 2020
(Dollars in millions)	UPB(1)(2)	% of UPB with Credit Enhancement	UPB(1)(2)	% of UPB with Credit Enhancement
Year of Loan Origination
2021	$249,721	18%	N/A	N/A
2020	1,022,146	48	$971,136	36%
2019	231,493	73	276,315	73
2018	100,324	79	118,673	80
2017	127,073	75	147,863	75
2016 and prior	726,967	48	812,041	49
Total	$2,457,724	50	$2,326,028	50
(1)Excludes loans underlying certain securitization products for which loan-level data was not available.
(2)Based on loan UPB, which may be different from the protected UPB of the associated credit enhancement transaction due to timing differences in reporting cycles between the transactions and the loans.

Freddie Mac 1Q 2021 Form 10-Q	39

Management's Discussion and Analysis	Risk Management

The following table provides information on the characteristics of the loans in our single-family mortgage portfolio without credit enhancement.
Table 22 - Single-Family Mortgage Portfolio Without Credit Enhancement(1)

	March 31, 2021		December 31, 2020
(Dollars in millions)	UPB	% of Total	UPB	% of Total
Low current LTV ratio(1)(2)	$837,533	68%	$784,150	66%
Short-term(1)(3)	96,968	8	81,681	7
Pre-CRT program inception(1)(4)	9,347	1	11,327	1
CRT pipeline(1)(5)	264,843	21	276,611	24
Other(1)(6)	19,356	2	20,414	2
Total	$1,228,047	100%	$1,174,183	100%
(1)Loans with multiple characteristics are assigned to categories in this table based on the following order: low current LTV ratio, short-term, pre-CRT program inception, and CRT pipeline.
(2)Represents loans with a current LTV ratio less than or equal to 60%.
(3)Represents loans with an original maturity of 20 years or less.
(4)Represents relief refinance loans and loans that were acquired before the inception of our CRT programs in 2013.
(5)Represents recently acquired loans that are targeted to be included in the on-the-run CRT transactions and have not yet been included in a reference pool.
(6)Primarily includes government guaranteed loans, ARM loans, loans with a current LTV ratio greater than 97%, and loans that fail the delinquency requirements for CRT transactions.
Credit Enhancement Expenses and Recoveries
The recognition of expenses and expected recoveries associated with credit enhancements in our condensed consolidated financial statements depends on the type of credit enhancement. See Note 8 for additional information on our credit enhancements. The table below contains details on the costs, investment gains (losses), and recoveries associated with our single-family credit enhancements.
Table 23 - Details of Single-Family Credit Enhancement Costs, Investment Gains (Losses), and Recoveries

(In millions)	1Q 2021	1Q 2020
Credit enhancement costs:
Credit enhancement expense	($325)	($227)
Interest expense related to CRT debt	(139)	(232)
Less: estimated reinvestment income from proceeds of CRT debt issuance	11	46
Single-family credit enhancement costs	($453)	($413)
Credit enhancement investment gains (losses):
CRT derivatives gains (losses)	$6	$92
CRT debt gains (losses)	37	549
Single-family credit enhancement investment gains (losses)(1)	$43	$641
Single-family benefit for (decrease in) credit enhancement recoveries(1)	($245)	$439
(1)Recoveries collected under freestanding CE and write-offs of CRT debt were $3 million during both 1Q 2021 and 1Q 2020.
The table below presents the details of the credit enhancement recovery receivables we have recognized within other assets on our condensed consolidated balance sheet.
Table 24 - Single-Family Credit Enhancement Receivables

(In millions)	March 31, 2021	December 31, 2020
Freestanding credit enhancement expected recovery receivables, net of allowance	$395	$653
Primary mortgage insurance receivables(1), net of allowance	82	74
Total credit enhancement receivables	$477	$727
(1)Excludes $433 million and $444 million of deferred payment obligations associated with unpaid claim amounts as of March 31, 2021 and December 31, 2020, respectively. We have reserved for substantially all of these unpaid amounts as collectability is uncertain.

Freddie Mac 1Q 2021 Form 10-Q	40

Management's Discussion and Analysis	Risk Management

Monitoring Loan Performance and Characteristics

We review loan performance, including delinquency statistics and related loan characteristics, in conjunction with housing market and economic conditions, including the economic effects associated with the COVID-19 pandemic, to assess credit risk when estimating our allowance for credit losses and to determine if our pricing and eligibility standards reflect the risk associated with the loans we purchase and guarantee.
Loans in COVID-19 Related Forbearance Plans
The table below contains details on the characteristics of our single-family loans in forbearance that are past due based on the loan's original contractual terms.
Table 25 - Credit Quality Characteristics of Our Single-Family Loans in Forbearance(1)

	March 31, 2021		December 31, 2020
(Dollars in billions)	UPB	As a % of Total	UPB	As a % of Total
Current LTV ratio:
≤ 60	$25.5	51%	$29.4	49%
> 60 to 80	19.5	39	23.7	39
> 80 to 100	4.7	10	6.9	11
> 100	0.1	—	0.3	1
Total	$49.8	100%	$60.3	100%
(1)Excludes certain loans for which we do not control servicing and loans underlying certain legacy transactions, as the forbearance information for these loans is either not reported to us by servicers or not readily available to us. These loans represented approximately 2% of the single-family mortgage portfolio as of both March 31, 2021 and December 31, 2020.
The table below presents payment status information of our single-family loans in forbearance based on the loans' original contractual terms.
Table 26 - Single-Family Loans in Forbearance Plans by Payment Status(1)

	March 31, 2021
(Dollars in millions)	Current	One Month Past Due	Two Months Past Due	Three Months to Six Months Past Due(2)	Greater Than Six Months Past Due(2)	Total
UPB	$7,725	$3,149	$2,947	$10,425	$33,293	$57,539
Number of loans (in thousands)	39	16	15	51	149	270
As a percentage of our single-family mortgage portfolio(3)	0.32%	0.13%	0.12%	0.41%	1.21%	2.19%

	December 31, 2020
(Dollars in millions)	Current	One Month Past Due	Two Months Past Due	Three Months to Six Months Past Due(2)	Greater Than Six Months Past Due(2)	Total
UPB	$8,907	$5,443	$4,372	$15,366	$35,144	$69,232
Number of loans (in thousands)	44	28	22	75	155	324
As a percentage of our single-family mortgage portfolio(3)	0.37%	0.23%	0.18%	0.63%	1.29%	2.70%
(1)Excludes certain loans for which we do not control servicing and loans underlying certain legacy transactions, as the forbearance information for these loans is either not reported to us by servicers or not readily available to us. These loans represented approximately 2% of the single-family mortgage portfolio as of both March 31, 2021 and December 31, 2020.
(2)The UPB of loans in forbearance that were three months or more past due and accruing was $27.7 billion and $42.2 billion as of March 31, 2021 and December 31, 2020, respectively.
(3)Based on loan count.

Freddie Mac 1Q 2021 Form 10-Q	41

Management's Discussion and Analysis	Risk Management

We generally place single-family loans on non-accrual status when the loan becomes three monthly payments past due. For loans in active forbearance plans that were current prior to receiving forbearance, we continue to accrue interest income while the loan is in forbearance and is three or more monthly payments past due when we believe the available evidence indicates that collectability of principal and interest is reasonably assured based on management judgment, taking into consideration additional factors, the most important of which is the current LTV ratio. We ceased accruing interest income on certain loans that were more than nine months past due and in forbearance based on this analysis during 1Q 2021. When we accrue interest on loans that are three or more monthly payments past due, we measure an allowance for expected credit losses on unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect.
The table below provides the amount of accrued interest receivable, net of the allowance for credit losses, related to our single-family loans in forbearance.
Table 27 - Single-Family Loans in Forbearance(1)

(In millions)	March 31, 2021	December 31, 2020
Accrued interest receivable:
Less than three months past due	$40	$74
Three months to six months past due	144	235
Greater than six months past due(2)	930	911
Accrued interest receivable, gross	1,114	1,220
Allowance for credit losses	(213)	(138)
Accrued interest receivable, net	$901	$1,082
(1)Excludes certain loans for which we do not control servicing and loans underlying certain legacy transactions, as the forbearance information for these loans is either not reported to us by servicers or not readily available to us. These loans represented approximately 2% of the single-family mortgage portfolio as of both March 31, 2021 and December 31, 2020.
(2)94% and 90% of the accrued interest receivable greater than six months past due is related to loans with current LTV ratios that are less than or equal to 80% as of March 31, 2021 and December 31, 2020, respectively.
Prior to expiration of a borrower's forbearance plan, servicers are required to contact the borrower to determine how the payments missed during the forbearance period will be repaid. We require servicers to follow a defined loss mitigation hierarchy to determine which options to offer to borrowers. This hierarchy is based on certain factors, such as the borrowers’ delinquency status, reasons for delinquency, loan types, and types of hardships. Borrowers are not required to repay all past due amounts in a single lump sum. Upon expiration of the forbearance plan, borrowers may reinstate the loan or enter into either a repayment plan, a payment deferral, or a trial period plan related to a loan modification. If the borrower is not eligible for any of the home retention options, we may seek to pursue a foreclosure alternative or foreclosure. As a result of loans exiting COVID-19 related forbearance plans through payment deferrals or loan modifications during 1Q 2021, we deferred $250 million of delinquent interest into non-interest-bearing principal balances that are due at the earlier of the payoff date, maturity date, or sale of the property.

Freddie Mac 1Q 2021 Form 10-Q	42

Management's Discussion and Analysis	Risk Management

The table below presents a summary of single-family loans that received forbearance and were past due based on the loans' original contractual terms at some point during the forbearance period.
Table 28 - Status of Single-Family Loans That Received Forbearance(1)

(Loan count in thousands)	March 31, 2021	December 31, 2020
Active forbearance at end of period	230	280
Forbearance plan exits(2) (from January 1, 2020 to end of period)
Reinstatement(3)	219	189
Pay-off	48	39
Payment deferral	219	166
Other(4)	52	43
Total forbearance plan exits(5)	538	437
Total single-family loans that received forbearance(6) (from January 1, 2020 to end of period)	768	717
(1)Excludes certain loans for which we do not control servicing and loans underlying certain legacy transactions, as the forbearance information for these loans is either not reported to us by servicers or not readily available to us. These loans represented approximately 2% of the single-family mortgage portfolio as of both March 31, 2021 and December 31, 2020.
(2)Represents the exit path the borrower took upon exit from the forbearance plan, which could be at the end of or during the forbearance period.
(3)Includes forbearance plans where the borrower brought the mortgage current during forbearance.
(4)Primarily includes forbearance plans where the borrowers remained delinquent and the exit paths were not determined at the end of the forbearance periods. Also includes other exit paths such as repayment plans, modifications, and foreclosure alternatives.
(5)85% and 83% of loans that received forbearance and subsequently exited were current or paid off as of March 31, 2021 and December 31, 2020, respectively.
(6)Based on number of forbearance plans. A loan may have received more than one forbearance plan during the period.
Allowance for Credit Losses
The table below summarizes our single-family allowance for credit losses activity.
Table 29 - Single-Family Allowance for Credit Losses Activity

(Dollars In millions)	1Q 2021	1Q 2020
Beginning balance	$6,353	$5,233
Provision (benefit) for credit losses	(146)	1,166
Charge-offs	(238)	(164)
Recoveries collected	46	88
Other	115	24
Ending balance	$6,130	$6,347

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$5,253	$6,044
Advances of pre-foreclosure costs	615	254
Accrued interest receivable on mortgage loans	213	—
Off-balance-sheet credit exposures	49	49
Total	$6,130	$6,347

As a percentage of our single-family mortgage portfolio	0.25%	0.31%

Freddie Mac 1Q 2021 Form 10-Q	43

Management's Discussion and Analysis	Risk Management

Credit Losses and Recoveries
The table below contains certain credit performance metrics for our single-family mortgage portfolio. Credit losses increased year-over-year as charge-offs of accrued interest receivable when we placed the related loans on non-accrual status increased. Other credit losses declined as a result of the foreclosure moratorium that will remain in effect through June 30, 2021. It is likely that we will incur additional costs in future periods, such as higher property preservation and maintenance expenses, due to this foreclosure moratorium as the borrowers may remain delinquent for an extended period of time.
Table 30 - Single-Family Mortgage Portfolio Credit Performance Metrics

(Dollars in millions)	1Q 2021	1Q 2020
Charge-offs	$238	$164
Recoveries collected(1)	(46)	(88)
Charge-offs, net	192	76
REO operations expense	8	85
Total credit losses	$200	$161

Total credit losses (in bps)	3.3	4.6
(1)Includes cash, REO, or other assets such as receivables from primary mortgage insurance.
TDRs and Non-Accrual Loan Activity
Single-family loans that have been modified or placed on non-accrual status generally have a higher associated allowance for credit losses.
The table below presents information about the UPB of single-family TDR loans and non-accrual loans on our condensed consolidated balance sheets.
Table 31 - Single-Family TDR and Non-Accrual Loans

	March 31, 2021			December 31, 2020
(Dollars in millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-investment	Mortgage Loans Held-for-Sale	Total
UPB:
TDRs on accrual status	$26,797	$4,566	$31,363	$28,547	$4,293	$32,840
Non-accrual loans	22,974	4,880	27,854	13,679	5,020	18,699
Total TDRs and non-accrual loans	$49,771	$9,446	$59,217	$42,226	$9,313	$51,539

Non-accrual loans as a percentage of total loans outstanding(1)			1.13%			0.80%
Allowance for credit losses as a percentage of non-accrual loans(2)			22.01			33.98
(1)Represents the total UPB of single-family non-accrual loans as a percentage of the total UPB of the single-family mortgage portfolio as of period end.
(2)Represents the total allowance for credit losses as a percentage of the total UPB of single-family non-accrual loans as of period end.
The table below presents information about the foregone interest income of single-family TDR loans and non-accrual loans.
Table 32 - Foregone Interest Income on Single-Family TDRs and Non-Accrual Loans

	1Q 2021(1)			1Q 2020(1)
(In millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total
Interest on TDRs and non-accrual loans:
At original contractual rates	$622	$134	$756	$464	$223	$687
Recognized	(332)	(58)	(390)	(331)	(129)	(460)
Foregone interest income on TDRs and non-accrual loans(2)	$290	$76	$366	$133	$94	$227
(1)Represents interest income at the original contractual rates, interest income recognized, and foregone interest income based on TDRs and non-accrual loans at the end of each period.
(2)Represents the amount of interest income that we did not recognize but would have recognized during the period for the loans outstanding at the end of each period had the loans performed according to their original contractual terms.

Freddie Mac 1Q 2021 Form 10-Q	44

Management's Discussion and Analysis	Risk Management

The table below summarizes the UPB of single-family held-for-investment TDR loan activity.
Table 33 - Single-Family TDR Loan Activity

	March 31, 2021		March 31, 2020
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
Beginning balance, as of January 1	229,277	$32,676	249,182	$35,623
New additions(1)	4,453	731	7,424	1,215
Repayments and reclassifications to held-for-sale	(10,783)	(1,838)	(19,741)	(3,223)
Foreclosure sales and foreclosure alternatives	(510)	(96)	(864)	(127)
Ending balance, as of March 31	222,437	$31,473	236,001	$33,488
(1)Includes certain bankruptcy events and forbearance plans, repayment plans, payment deferrals, and modification activities that do not qualify for the temporary relief related to TDR provided by the CARES Act, based on servicer reporting at the time of the TDR event.
Delinquency Rates
We report single-family delinquency rates based on the number of loans in our single-family mortgage portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our single-family mortgage portfolio.
The chart below shows the delinquency rates of mortgage loans in our single-family mortgage portfolio.
Single-Family Delinquency Rates

3.04%
2.48%
2.64%
2.34%
1.66%
1.47%
1.26%
1.08%
1.01%
0.73%
0.60%
0.30%
0.50%
0.38%
0.27%
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
One month past due
Two months past due
Seriously delinquent

The percentages of loans that were one month past due and two months past due increased in early 2020 due to the COVID-19 pandemic but have trended back toward pre-pandemic levels as the impact of the pandemic on early-stage delinquencies has started to stabilize. The percentage of loans one month past due can be volatile due to servicer reporting methodologies, seasonality, and other factors that may not be indicative of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due. The percentage of loans two months past due was down slightly year-over-year.
Our single-family serious delinquency rate increased to 2.34% as of March 31, 2021, compared to 0.60% as of March 31, 2020, driven by an increase in the number of loans in forbearance related to the COVID-19 pandemic. However, 56% of the seriously delinquent loans at March 31, 2021 were covered by credit enhancements that may partially reduce our credit risk exposure to these loans. See Note 4 for additional information on the payment status of our single-family mortgage loans.
The COVID-19 pandemic has caused mortgage delinquencies to increase significantly. We expect our single-family serious delinquency rates to remain elevated as a result of the pandemic and the forbearance programs we are offering in response.

Freddie Mac 1Q 2021 Form 10-Q	45

Management's Discussion and Analysis	Risk Management

Loan Characteristics
The table below contains details on characteristics of the loans in our single-family mortgage portfolio.
Table 34 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	March 31, 2021
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Single-family mortgage portfolio year of origination:
2021	$250	758	758	69%	69%	—%	—%
2020	1,022	759	759	71	66	—	—
2019	232	746	752	77	64	—	—
2018	100	738	737	77	60	—	—
2017	127	741	746	75	54	—	—
2016 and prior	727	739	751	75	42	—	2
Total	$2,458	750	754	73	58	—	1

	December 31, 2020
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Single-family mortgage portfolio year of origination:
2020	$971	760	758	71%	68%	—%	—%
2019	276	747	754	77	67	—	—
2018	119	739	739	77	62	—	—
2017	148	742	747	75	56	—	—
2016	187	748	758	73	49	—	—
2015 and prior	625	737	750	75	41	—	3
Total	$2,326	749	754	74	58	—	1
(1)Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition and therefore the original credit scores also represented the current credit scores.

Freddie Mac 1Q 2021 Form 10-Q	46

Management's Discussion and Analysis	Risk Management

Higher Risk Loan Attributes and Attribute Combinations
Certain combinations of loan attributes can indicate a higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores. The following table presents the combination of credit score and CLTV ratio attributes of loans in our single-family mortgage portfolio.
Table 35 - Single-Family Mortgage Portfolio Attribute Combinations

	March 31, 2021
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Original credit score)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Modified(2)
< 620	0.8%	9.30%	0.3%	15.15%	0.1%	20.75%	—%	NM	1.2%	10.93%	10.1%
620 to 659	2.1	6.31	1.1	8.25	0.2	8.97	—	NM	3.4	6.97	6.1
≥ 660	47.2	1.85	37.1	2.09	10.9	1.70	0.1	14.01%	95.3	1.92	0.9
Not available	0.1	8.33	—	NM	—	NM	—	NM	0.1	9.06	17.5
Total	50.2%	2.29	38.5%	2.47	11.2%	2.08	0.1%	18.27	100.0%	2.34	1.3

	December 31, 2020
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Original credit score)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Modified(2)
< 620	0.9%	9.27%	0.3%	14.96%	0.1%	19.62%	—%	NM	1.3%	11.00%	10.2%
620 to 659	2.0	6.56	1.2	9.08	0.3	10.08	—	NM	3.5	7.45	6.3
≥ 660	47.6	2.01	35.8	2.50	11.6	2.22	0.1	13.99%	95.1	2.18	0.9
Not available	0.1	7.96	—	NM	—	NM	—	NM	0.1	8.79	16.9
Total	50.6%	2.46	37.3%	2.94	12.0%	2.65	0.1%	18.11	100.0%	2.64	1.4
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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family mortgage portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $0.7 billion of security collateral underlying our other securitization products at both March 31, 2021 and December 31, 2020, were identified as subprime based on information provided to us when we entered into these transactions.
Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, part of our relief refinance initiative or part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller or servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to March 31, 2021, we have purchased approximately $36.4 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio.

Freddie Mac 1Q 2021 Form 10-Q	47

Management's Discussion and Analysis	Risk Management

The table below contains information on Alt-A loans in our single-family mortgage portfolio.
Table 36 - Alt-A Loans in Our Single-Family Mortgage Portfolio

	March 31, 2021				December 31, 2020
(Dollars in billions)	UPB	CLTV	% Modified(1)	SDQ Rate	UPB	CLTV	% Modified(1)	SDQ Rate
Alt-A	$17.6	54%	14.7%	10.49%	$18.4	55%	14.7%	10.66%
(1)     Primarily includes loans modified through the Freddie Mac Flex Modification program.
The UPB of Alt-A loans in our single-family mortgage portfolio is continuing to decline due to borrowers refinancing into other mortgage products, foreclosure sales, and other liquidation events.
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
The table below summarizes the concentration by geographic area of our single-family mortgage portfolio as of March 31, 2021 and December 31, 2020. While our portfolio is diversified geographically, the economic effects of the COVID-19 pandemic may be disproportionately concentrated in certain geographic regions or areas. See Note 16 for more information about credit risk associated with loans that we hold or guarantee.
Table 37 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	March 31, 2021			December 31, 2020			1Q 2021(1)		1Q 2020(1)
(Dollars in billions)	Portfolio UPB	% of Portfolio	SDQ Rate	Portfolio UPB	% of Portfolio	SDQ Rate	Credit Losses Amount	% of Credit Losses(2)	Credit Losses Amount	% of Credit Losses
Region:(3)
West	$770	31%	2.11%	$720	31%	2.41%	$—	NM	$—	8%
Northeast	581	24	2.82	549	24	3.16	—	NM	0.1	36
North Central	371	15	1.88	357	15	2.06	—	NM	0.1	29
Southeast	393	16	2.58	375	16	2.95	—	NM	—	18
Southwest	343	14	2.33	325	14	2.59	—	NM	—	9
Total	$2,458	100%	2.34	$2,326	100%	2.64	$—	NM	$0.2	100%
State:
California	$455	19%	2.29	$424	18%	2.64	$—	NM	$—	5%
Texas	152	6	2.75	145	6	3.11	—	NM	—	3
Florida	142	6	3.14	135	6	3.70	—	NM	—	9
New York	108	4	4.07	103	4	4.56	—	NM	—	9
Illinois	99	4	2.83	96	4	2.96	—	NM	0.1	16
All other	1,502	61	2.09	1,423	62	2.34	—	NM	0.1	58
Total	$2,458	100%	2.34	$2,326	100%	2.64	$—	NM	$0.2	100%
(1)Excludes credit losses related to charge-offs of accrued interest receivables.
(2)NM - not meaningful due to the credit losses amount rounding to zero.
(3)Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
Engaging in Loss Mitigation Activities

We offer a variety of borrower assistance programs, including refinance programs for certain eligible loans and loan workout activities for struggling borrowers. Our loan workouts include both home retention options and foreclosure alternatives. We also engage in transfers of servicing for and sales of certain seriously delinquent and reperforming loans.
Loan Workout Activities
Pursuant to FHFA guidance and the CARES Act, we have offered mortgage payment relief options to borrowers affected by the COVID-19 pandemic. Among other things, we are offering forbearance of up to 18 months to single-family borrowers experiencing a financial hardship and a payment deferral option that allows a borrower to defer up to 18 months of payments

Freddie Mac 1Q 2021 Form 10-Q	48

Management's Discussion and Analysis	Risk Management

for eligible homeowners who have the financial capacity to resume making their monthly payments, but who are unable to afford the additional monthly contributions required by a repayment plan. The types of loss mitigation options available to borrowers impacted by the COVID-19 pandemic may be revised by further FHFA guidance or federal government regulation.
The volume of foreclosures declined significantly, year-over-year, primarily due to the foreclosure moratorium that will remain in effect through June 30, 2021. The volume of our foreclosure alternatives remained insignificant in recent periods.
The following graphs provide details about our single-family loan workout activities and foreclosure sales. In prior periods, payment deferrals were included in the loan modification category, as such amounts were not significant. Prior periods have been revised to conform to the current period presentation.
Home Retention Actions(1)
(In thousands)

194
133
88
94
10
81
94
94
74
52
50
38
1
2
1
6
2
—
5
2
4
3
4
2
4
1Q20
2Q20
3Q20
4Q20
1Q21
Forbearance plans
Repayment plans
Payment deferrals
Loan modifications
Total

(1)Forbearance plans in this graph only include those where borrowers fully reinstated the loan to current status during or at the end of forbearance period.
Foreclosure Alternatives and Foreclosure Sales
(In thousands)

2.4
0.4
0.3
0.5
0.3
0.6
0.3
0.7
0.2
0.6
1Q20
2Q20
3Q20
4Q20
1Q21
Foreclosure alternatives
Foreclosure sales

Sales and Securitization of Certain Seasoned Loans
We pursue sales of certain seriously delinquent loans when we believe the sale of these loans provides better economic returns than continuing to hold them. The FHFA requirements guiding these transactions include bidder qualifications, loan modifications, and performance reporting. In addition to other requirements, in February 2021, in response to the COVID-19 pandemic, FHFA required that future transactions include requirements that the loans (i) be serviced in a manner that is consistent with any requirements that would apply under Section 4022 of the CARES Act as if the loans were still owned or securitized by Freddie Mac and (ii) adhere to any existing and future foreclosure or eviction moratoria related to the COVID-19 pandemic that have been imposed by FHFA or by federal legislation applicable to single-family loans that are owned or securitized by Freddie Mac.

Freddie Mac 1Q 2021 Form 10-Q	49

Management's Discussion and Analysis	Risk Management

Certain seriously delinquent loans may reperform, either on their own or through modification. In addition to sales of seriously delinquent loans, we sell certain reperforming loans, which typically involves securitization of the loans using our senior subordinate securitization structures or Level 1 Securitization Products, depending on market conditions, business strategy, credit risk considerations, and operational efficiency. As with sales of seriously delinquent loans, FHFA required that future securitizations of such reperforming loans include requirements regarding compliance with Section 4022 of the CARES Act (which is applicable for loans purchased or securitized by Freddie Mac) and that the servicers adhere to any existing and future foreclosure or eviction moratoria related to the COVID-19 pandemic that have been imposed by FHFA or by federal legislation applicable to single-family loans that are owned or securitized by Freddie Mac. Of the $10.9 billion in UPB of single-family loans classified as held-for-sale at March 31, 2021, $4.7 billion related to loans that were seriously delinquent.
We did not sell any reperforming loans or seriously delinquent loans during 1Q 2021, compared to sales of $2.2 billion in UPB of such loans during 1Q 2020.
Managing Foreclosure and REO Activities

Pursuant to FHFA guidance and the CARES Act, we are required to suspend foreclosures, other than for vacant or abandoned properties, and evictions due to the COVID-19 pandemic until June 30, 2021, and this suspension period may be extended by FHFA or other actions by the federal government, if necessary. As a result of this suspension, our REO ending inventory declined year-over-year.
The table below shows our single-family REO activity.
Table 38 - Single-Family REO Activity

	1Q 2021		1Q 2020
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	1,766	$199	4,989	$565
Additions	354	30	1,441	136
Dispositions	(516)	(54)	(2,262)	(227)
Ending balance — REO	1,604	175	4,168	474
Beginning balance, valuation allowance		(1)		(10)
Change in valuation allowance		—		(7)
Ending balance, valuation allowance		(1)		(17)
Ending balance — REO, net		$174		$457

Freddie Mac 1Q 2021 Form 10-Q	50

Management's Discussion and Analysis	Risk Management

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
Weighted Average Original LTV Ratio
Weighted Average Original Debt Service Coverage Ratio
Managing Our Portfolio, Including Loss Mitigation Activities

Loans in COVID-19 Related Forbearance Plans
Pursuant to FHFA guidance and the CARES Act, beginning in March 2020, we have offered multifamily borrowers mortgage forbearance with the condition that they suspend all evictions during the forbearance period for renters unable to pay rent. Under our forbearance program, through December 31, 2020, multifamily borrowers with a fully performing loan as of February 1, 2020 were able to defer their loan payments for up to 90 days by showing hardship as a consequence of the COVID-19 pandemic and by gaining lender approval. After the forbearance period, the borrower was required to repay the forborne loan amounts in no more than 12 equal monthly installments.
In June 2020, in coordination with FHFA, we announced several supplemental forbearance relief options that servicers may use to assist borrowers who have a forbearance plan in place and continue to be materially affected by the COVID-19 pandemic. These supplemental relief options extend most of the original tenant protections and provide increased flexibility to tenants, including allowing the repayment of past due rent over time and not in a lump sum. In December 2020, we extended the deadline for borrowers whose loans have not been more than 30 days past due to request a new COVID-19 forbearance agreement or supplemental relief to March 31, 2021, and in March 2021 we further extended this deadline to June 30, 2021.
We report multifamily delinquency rates based on the UPB of loans in our multifamily mortgage portfolio that are two monthly payments or more past due based on the loan's current contractual terms or in the process of foreclosure, as reported by our servicers. Loans in forbearance are not considered delinquent as long as the borrower is in compliance with the forbearance agreement, including the agreed upon repayment plan.
The following table summarizes the current credit quality of loans under a forbearance program, which includes both the forbearance period and the repayment period.

Freddie Mac 1Q 2021 Form 10-Q	51

Management's Discussion and Analysis	Risk Management

Table 39 - Current Credit Quality of Multifamily Loans Under a Forbearance Program

	March 31, 2021
(Dollars in millions)	UPB	LTV > 80%(1)	DSCR < 1.25(1)
Forbearance period	$240	$67	$217
Repayment period	6,522	362	3,821
Credit-enhanced	6,762	429	4,038
Forbearance period	—	—	—
Repayment period	654	81	200
Non-credit-enhanced	654	81	200
Total	$7,416	$510	$4,238

Weighted average LTV(1)	64%
Weighted average DSCR(1)	1.36
(1)    Based on the most recent borrower financial information submissions received from the servicers.
Of the loans in forbearance, 84.5% based on UPB are in securitizations with first loss credit protection provided by subordination. The weighted average subordination level of securitizations with subordination that have loans in forbearance was 14.6% as of March 31, 2021. 10.6% of loans in forbearance are scheduled to mature prior to 2023.
Allowance for Credit Losses
The following table summarizes the allowance for credit losses recorded on our multifamily mortgage loans held-for-investment and our off-balance sheet credit exposures.
Table 40 - Multifamily Allowance for Credit Losses Activity

(In millions)	1Q 2021	1Q 2020
Beginning balance	$200	$69
(Benefit) provision for credit losses	(50)	67
Charge-offs, net	—	—
Ending balance	$150	$136

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$77	$77
Off-balance sheet credit exposures	73	59
Total	$150	$136
Our multifamily credit losses remain low due to the property performance of the loans underlying our multifamily mortgage portfolio. See Note 7 for additional information regarding multifamily credit losses and allowance for credit losses.
Transferring Credit Risk to Third-Party Investors

To reduce our credit risk exposure, we engage in various credit enhancement arrangements, which include securitizations and other credit enhancements. Our securitizations remain our principal risk transfer mechanism. Through these securitizations, we have transferred a substantial amount of the expected and stressed credit risk on the multifamily guarantee portfolio, thereby reducing our overall credit risk exposure.
The table below presents the UPB, delinquency rates, and forbearance rates for both credit-enhanced and non-credit enhanced loans underlying our multifamily mortgage portfolio.
Table 41 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	March 31, 2021			December 31, 2020
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate(1)	UPB	Delinquency Rate	Forbearance Rate(1)
Credit-enhanced:
Subordination	$342,425	0.19%	1.83%	$328,897	0.18%	1.99%
Other(2)	19,891	0.03	2.47	17,352	0.17	2.73
Total credit-enhanced	362,316	0.18	1.87	346,249	0.18	2.03
Non-credit-enhanced	31,361	0.03	2.09	42,098	0.02	1.83
Total	$393,677	0.17	1.88	$388,347	0.16	2.01
(1)    Forbearance rate includes loans in a forbearance program including loans in their repayment period.
(2)    Includes lender risk-sharing agreements related to certain securitizations, insurance/reinsurance contracts, SCR, and other credit enhancements.

Freddie Mac 1Q 2021 Form 10-Q	52

Management's Discussion and Analysis	Risk Management

The following table provides information on the level of subordination outstanding for our securitizations with subordination.
Table 42 - Level of Subordination Outstanding

	March 31, 2021			December 31, 2020
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate	UPB	Delinquency Rate	Forbearance Rate
Less than 10%	$72,364	0.03%	0.11%	$53,220	0.04%	0.15%
10% or greater	270,061	0.23	2.29	275,677	0.20	2.35
Total	$342,425	0.19	1.83	$328,897	0.18	1.99
Weighted average subordination level	13%			13%
The table below contains details on the loans underlying our multifamily mortgage portfolio that are not credit-enhanced.
Table 43 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	March 31, 2021			December 31, 2020
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate	UPB	Delinquency Rate	Forbearance Rate
Unsecuritized loans:
Held-for-sale	$13,341	0.07%	1.38%	$21,794	0.04%	0.85%
Held-for-investment	7,938	—	0.08	8,655	—	1.40
Securitization products	5,147	—	8.92	6,711	—	6.84
Other mortgage-related guarantees	4,935	—	0.07	4,938	—	0.07
Total	$31,361	0.03	2.09	$42,098	0.02	1.83
Counterparty Credit Risk

We are exposed to counterparty credit risk, which is a type of institutional credit risk, as a result of our contracts with sellers and servicers, credit enhancement providers (mortgage insurers, investors, etc.), financial intermediaries, clearinghouses, and other counterparties, as well as through our guarantees of Fannie Mae securities underlying commingled resecuritization transactions.
Sellers and Servicers

Single-Family
We perform ongoing monitoring and review of our exposure to individual sellers or servicers in accordance with our institutional credit risk management framework, including requiring our counterparties to provide regular financial reporting to us. We have significant exposure to non-depository and smaller depository financial institutions in our single-family business. We monitor and review the financial stability of our non-depository institutional counterparties.
Our top five non-depository sellers provided approximately 30% and 27% of our single-family purchase volume during 1Q 2021 and 1Q 2020, respectively. The table below summarizes the concentration of non-depository servicers of our single-family mortgage portfolio.
Table 44 - Single-Family Mortgage Portfolio Non-Depository Servicers

	March 31, 2021		December 31, 2020
	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans
Top five non-depository servicers	18%	17%	18%	17%
Other non-depository servicers	33	32	30	28
Total	51%	49%	48%	45%
(1)     Excludes loans where we do not exercise control over the associated servicing.
Multifamily
The majority of our multifamily loans are securitized using trusts that are administered by master servicers who bear responsibility to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. For the majority of our K Certificate securitizations, we utilize one of three large financial depository institutions as master servicer. For SB Certificate securitizations and a smaller number of K Certificate securitizations, we serve as master servicer. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed non-recoverable. For loans purchased and held in our mortgage-related investment portfolio,

Freddie Mac 1Q 2021 Form 10-Q	53

Management's Discussion and Analysis	Risk Management

the primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk.
Credit Enhancement Providers

We perform periodic analysis of the financial capacity of individual insurers under various adverse economic conditions and have continued our close monitoring and active communication with them to assess potential risk impacts.
The table below summarizes our exposure to single-family mortgage insurers as of March 31, 2021. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.
Table 45 - Single-Family Mortgage Insurers

			March 31, 2021
(In millions)	Credit Rating(1)	Credit Rating Outlook(1)	UPB	Coverage(2)
Arch Mortgage Insurance Company	A-	Negative	$96,012	$23,852
Radian Guaranty Inc. (Radian)	BBB+	Negative	92,428	22,097
Mortgage Guaranty Insurance Corporation (MGIC)	BBB+	Negative	88,879	21,743
Essent Guaranty, Inc.	BBB+	Negative	76,693	18,724
Genworth Mortgage Insurance Corporation	BB+	Negative	74,611	18,495
National Mortgage Insurance (NMI)	BBB	Negative	52,487	13,112
PMI Mortgage Insurance Co. (PMI)	Not Rated	N/A	1,793	449
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	1,331	329
Triad Guaranty Insurance Corporation (Triad)	Not Rated	N/A	836	209
Others	N/A	N/A	523	101
Total			$485,593	$119,111
(1)Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Latest rating available as of March 31, 2021. Represents the lower of S&P and Moody's credit ratings and outlooks stated in terms of the S&P equivalent.
(2)Coverage amounts exclude coverage related to IMAGIN and may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.
The table below displays the concentration of our single-family credit risk exposure to our ACIS counterparties.
Table 46 - Single-Family ACIS Counterparties

	March 31, 2021		December 31, 2020
(Dollars in billions)	Maximum Coverage(1)	% of Total	Maximum Coverage(1)	% of Total
Top five ACIS counterparties	$6.0	46%	$5.3	48%
All other ACIS counterparties	7.1	54	5.8	52
Total	$13.1	100%	$11.1	100%
(1)Represents maximum coverage exclusive of the collateral posted to secure the counterparties' obligations.
As of March 31, 2021 and December 31, 2020, our ACIS counterparties posted collateral of $2.9 billion and $2.4 billion, respectively.

Freddie Mac 1Q 2021 Form 10-Q	54

Management's Discussion and Analysis	Risk Management
Market Risk
Overview

Our business has embedded exposure to market risk, which is the economic risk associated with adverse changes in interest rates, volatility, and spreads. Market risk can adversely affect future cash flows, or economic value, as well as earnings and net worth.
A significant source of interest-rate risk is from our investments in mortgage-related assets (securities and loans) and the debt we issue to fund our assets. Another source of interest-rate risk comes from our single-family guarantee portfolio, which includes upfront fees (including buy-downs), buy-ups, and float. Our primary goal in managing interest-rate risk is to reduce the amount of change in the value of our future cash flows due to future changes in interest rates. We use models to analyze possible future interest-rate scenarios, along with the cash flows of our assets and liabilities over those scenarios. Our models include the possibility of future negative interest rate scenarios and such risk is included in our hedging framework.
Interest-Rate Risk

Our primary interest-rate risk measures are duration gap and Portfolio Value Sensitivity (PVS). Duration gap measures the difference in price sensitivity to interest rate changes between our financial assets and liabilities and is expressed in months relative to the value of assets. PVS is an estimate of the change in the present value of the cash flows of our financial assets and liabilities from an instantaneous shock to interest rates, assuming spreads are held constant and no rebalancing actions are undertaken. PVS is measured in two ways, one measuring the estimated sensitivity of our portfolio value to a 50 basis point parallel movement in the LIBOR yield curve (PVS-L) and the other to a non-parallel movement resulting from a 25 basis point change in the slope of the LIBOR yield curve (PVS-YC). While we believe that duration gap and PVS are useful risk management tools, they should be understood as estimates rather than as precise measurements.
The following tables provide our duration gap, estimated point-in-time and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The table below also provides PVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.
Table 47 - PVS-YC and PVS-L Results Assuming Shifts of the LIBOR Yield Curve

	March 31, 2021			December 31, 2020
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets:
Investments	$358	($3,549)	($6,976)	($286)	$3,700	$7,670
Guarantees(2)	(103)	1,289	3,094	165	(1,691)	(3,250)
Total Assets	255	(2,260)	(3,882)	(121)	2,009	4,420
Liabilities	9	2,869	5,436	(54)	(3,237)	(7,503)
Derivatives	(262)	(633)	(1,676)	185	1,180	2,839
Total	2	(24)	(122)	$10	($48)	($244)
PVS	2	—	—	$10	$—	$—
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
(2)Represents the interest-rate risk from our single-family portfolio, which includes buy-ups, float, and upfront fees (including buy-downs).
Table 48 - Duration Gap and PVS Results

	1Q 2021			1Q 2020
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.4	$7	$62	0.4	$10	$62
Minimum	(0.2)	—	—	(0.1)	—	—
Maximum	1.0	20	200	1.5	28	236
Standard deviation	0.3	6	58	0.4	7	73

Freddie Mac 1Q 2021 Form 10-Q	55

Management's Discussion and Analysis	Risk Management
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 49 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
March 31, 2021	$610	$—	($610)
December 31, 2020 (1)	601	—	(601)
(1)Before derivatives, our adverse PVS-L rate movement is -50 bps, whereas after derivatives our adverse PVS-L rate movement is +50 bps.
Earnings Sensitivity to Market Risk

The accounting treatment for our financial assets and liabilities (e.g. some are measured at amortized cost, while others are measured at fair value) creates variability in our earnings when interest rates and spreads change. We have elected fair value hedge accounting for certain assets and liabilities in an effort to reduce this earnings variability and better align our financial results with the economics of our business. See MD&A - Consolidated Results of Operations and MD&A - Our Business Segments for additional information on the effect of changes in interest rates and market spreads on our financial results.
Interest Rate-Related Earnings Sensitivity

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, changes in interest rates may still result in significant earnings variability from period to period. Based upon the composition of our financial assets and liabilities, including derivatives, at March 31, 2021, we would generally recognize fair value losses when interest rates decline if we did not apply fair value hedge accounting.
By electing fair value hedge accounting for certain single-family mortgage loans and certain debt instruments, we are able to reduce the potential variability in our earnings attributable to changes in interest rates. See Note 10 for additional information on hedge accounting.
Earnings Sensitivity to Changes in Interest Rates
We evaluate a range of interest rate scenarios to determine the sensitivity of our earnings due to changes in interest rates and to determine our fair value hedge accounting strategies. The interest rate scenarios evaluated include parallel shifts in the yield curve in which interest rates increase or decrease by 100 basis points, non-parallel shifts in the yield curve in which long-term interest rates increase or decrease by 100 basis points, and non-parallel shifts in the yield curve in which short-term and medium-term interest rates increase or decrease by 100 basis points. This evaluation identifies the net effect on comprehensive income from changes in fair value attributable to changes in interest rates for financial instruments measured at fair value, including the effects of fair value hedge accounting, for each of the identified scenarios. This evaluation does not include the net effect on comprehensive income from interest-rate sensitive items that are not measured at fair value (e.g., amortization of mortgage loan premiums and discounts, changes in fair value of held-for-sale mortgage loans for which we have not elected the fair value option), or from changes in our future contractual net interest income due to repricing of our interest-bearing assets and liabilities. The before-tax results of this evaluation are shown in the table below.
Table 50 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	March 31, 2021	March 31, 2020
Interest Rate Scenarios(1)
Parallel yield curve shifts:
+100 basis points	$582	$265
-100 basis points	(582)	(265)
Non-parallel yield curve shifts - long-term interest rates:
+100 basis points	743	110
-100 basis points	(743)	(110)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 basis points	(161)	155
-100 basis points	161	(155)
(1)The earnings sensitivity presented is calculated using the change in interest rates and net effective duration exposure.

Freddie Mac 1Q 2021 Form 10-Q	56

Management's Discussion and Analysis	Risk Management
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
Spread-Related Earnings Sensitivity

We have limited ability to manage our spread risk exposure, and therefore, the volatility of market spreads may contribute to significant GAAP earnings variability. For financial assets measured at fair value, we generally recognize fair value losses when market spreads widen. Conversely, for financial liabilities measured at fair value, we generally recognize fair value gains when market spreads widen. See MD&A - Our Business Segments for additional information on the impact of market spreads on our results of operations.

Freddie Mac 1Q 2021 Form 10-Q	57

Management's Discussion and Analysis	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES
Our business activities require that we maintain adequate liquidity to meet our financial obligations as they come due and meet the needs of customers in a timely and cost-efficient manner. We are also required to comply with the minimum liquidity requirements established by FHFA, and we must maintain adequate capital resources to avoid being placed into receivership by FHFA.
Liquidity
Primary Sources of Liquidity

The following table lists the sources of our liquidity, the balances as of March 31, 2021, and a brief description of their importance to Freddie Mac.
Table 51 - Liquidity Sources

Source		Balance(1) (In millions)		Description
Liquidity
•	Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$89,151	•	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
•	Liquid Portion of the Mortgage-Related Investments Portfolio	$56,301	•	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
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
Table 52 - Other Investments Portfolio

	March 31, 2021				December 31, 2020
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)
Cash and cash equivalents	$39,017	$61,951	$11	$100,979	$6,509	$17,380	$—	$23,889
Securities purchased under agreements to resell	22,323	—	747	23,070	65,753	38,487	763	105,003
Non-mortgage related securities	27,811	—	3,462	31,273	23,632	—	3,321	26,953
Advances to lenders	—	—	6,401	6,401	—	—	4,162	4,162
LIHTC equity investment	—	—	1,488	1,488	—	—	1,410	1,410
Secured lending	—	—	1,632	1,632	—	—	1,680	1,680
Total	$89,151	$61,951	$13,741	$164,843	$95,894	$55,867	$11,336	$163,097
(1)Represents carrying value.
Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $3.1 billion as of both March 31, 2021 and December 31, 2020.
The liquidity and contingency operating portfolio also included cash collateral posted to us primarily by derivatives counterparties of $1.9 billion and $2.8 billion as of March 31, 2021 and December 31, 2020, respectively. We have invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and

Freddie Mac 1Q 2021 Form 10-Q	58

Management's Discussion and Analysis	Liquidity and Capital Resources

contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements.
Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and liquid. Our primary source of liquidity among these mortgage assets is our holdings of single-class and multiclass agency securities, excluding certain structured agency securities collateralized by non-agency mortgage-related securities. Our ability to pledge certain of these assets as collateral or sell them enhances our liquidity profile, although the amount of cash we may be able to raise successfully in the event of a liquidity crisis or significant market disruption may be substantially less than the amount of mortgage-related assets we hold.
We hold other mortgage assets, but given their characteristics, they may not be available for immediate sale or for use as collateral for repurchase agreements. These assets consist of certain structured agency securities collateralized by non-agency mortgage-related securities, non-agency CMBS, non-agency RMBS, and unsecuritized seriously delinquent and modified single-family loans.
Primary Sources of Funding

The following table lists the sources and balances of our funding as of March 31, 2021 and a brief description of their importance to Freddie Mac.
Table 53 - Funding Sources

Source		Balance(1) (In millions)		Description
Funding
•	Debt of Freddie Mac	$258,441	•	Debt of Freddie Mac is used to fund our business activities.
•	Debt Securities of Consolidated Trusts	$2,445,829	•	Debt securities of consolidated trusts are used primarily to fund our single-family activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and purchasing modified or seriously delinquent loans from the trusts.
(1)Represents the carrying value of debt balances after consideration of offsetting arrangements.
Debt of Freddie Mac

We issue debt of Freddie Mac to fund our business activities. Competition for funding can vary depending on economic, financial market, and regulatory environments. We issue debt of Freddie Mac based on a variety of factors, including an assessment of market conditions and our liquidity requirements.
The table below summarizes the par value and the average rate of debt of Freddie Mac we issued or paid off, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases. We call, exchange, or repurchase our outstanding debt from time to time for a variety of reasons, including managing our funding composition and supporting the liquidity of our debt securities.

Freddie Mac 1Q 2021 Form 10-Q	59

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 54 - Debt of Freddie Mac Activity

	1Q 2021				1Q 2020
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills®
Beginning balance	$11	0.69%	$—	—%	$60,830	1.67%	$—	—%
Issuances	—	—	—	—	99,376	1.34	—	—
Repurchases	—	—	—	—	—	—	—	—
Maturities	(11)	0.69	—	—	(102,384)	1.62	—	—
Ending Balance	—	—	—	—	57,822	1.33	—	—

Securities sold under agreements to repurchase
Beginning balance	—	—	—	—	9,843	1.46	—	—
Additions	133,828	(0.05)	—	—	299,679	1.10	—	—
Repayments	(125,898)	(0.05)	—	—	(295,217)	1.16	—	—
Ending Balance	7,930	(0.05)	—	—	14,305	0.16	—	—

Callable debt
Beginning balance	685	0.10	123,338	0.71	1,000	2.36	94,152	2.03
Issuances	22,050	0.04	1,090	0.60	—	—	29,089	1.78
Repurchases	—	—	—	—	—	—	—	—
Calls	(11,825)	0.04	(22,389)	0.71	(1,000)	2.36	(36,102)	2.09
Maturities	—	—	(525)	1.90	—	—	(2,270)	1.48
Ending Balance	10,910	0.03	101,514	0.71	—	—	84,869	1.92

Non-callable debt
Beginning balance	4,259	1.51	145,560	1.21	39,407	2.31	62,228	2.86
Issuances	—	—	—	—	14,356	1.57	31,656	0.85
Repurchases	(1,835)	1.53	(2,821)	1.93	—	—	—	—
Maturities	(2,424)	1.49	(4,766)	2.13	(13,450)	2.24	(3,589)	1.57
Ending Balance	—	—	137,973	1.17	40,313	2.07	90,295	2.21

STACR and SCR Debt(2)
Beginning balance	—	—	12,488	4.09	—	—	15,497	5.55
Issuances	—	—	—	—	—	—	—	—
Repurchases	—	—	—	—	—	—	—	—
Maturities	—	—	(427)	4.27	—	—	(843)	3.83
Ending Balance	—	—	12,061	4.13	—	—	14,654	5.57
Total debt of Freddie Mac	18,840	—%	251,548	1.12%	112,440	1.45%	189,818	2.34%
Offsetting arrangements	(7,930)				(14,305)
Total debt of Freddie Mac, net	$10,910		$251,548		$98,135		$189,818
(1)Average rate is weighted based on par value.
(2)STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty and are therefore included as a separate category in the table.
As of March 31, 2021, our aggregate indebtedness, calculated as the par value of debt of Freddie Mac, was $262.7 billion, which was below the current $300.0 billion debt cap limit imposed by the Purchase Agreement.
Our total outstanding debt of Freddie Mac balance decreased year-over-year driven by the decline in the mortgage-related investments portfolio, partially offset by an increase in cash needs to comply with the updated minimum liquidity requirements established by FHFA.

Freddie Mac 1Q 2021 Form 10-Q	60

Management's Discussion and Analysis	Liquidity and Capital Resources

Maturity and Redemption Dates
The following graphs present debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.
Contractual Maturity Date as of March 31, 2021 (1)
(Par value in billions)

$70
$45
$55
$19
$33
$36
$12
Due in 1 year or less
Due after 1 year through 2 years
Due after 2 years through 3 years
Due after 3 years through 4 years
Due after 4 years through 5 years
Thereafter
STACR and SCR debt

Earliest Redemption Date as of March 31, 2021 (1)
(Par value in billions)

$155
$44
$35
$4
$8
$12
$12
1 year or less
After 1 year through 2 years
After 2 years through 3 years
After 3 years through 4 years
After 4 years through 5 years
Thereafter
STACR and SCR debt

(1)STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty and are therefore included as a separate category in the graphs.
Debt Securities of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt securities of consolidated trusts. We issue this type of debt by securitizing mortgage loans primarily to fund the majority of our single-family guarantee activities. When we consolidate securitization trusts, we recognize the following on our condensed consolidated balance sheets:
■    The assets held by the securitization trusts, the majority of which are mortgage loans. We recognized $2,395.7 billion and $2,273.3 billion of mortgage loans, which represented 87.4% and 86.5% of our total assets, as of March 31, 2021 and December 31, 2020, respectively.
■    The debt securities issued by the securitization trusts, the majority of which are Level 1 Securitization Products and are pass-through securities, where the cash flows of the mortgage loans held by the securitization trust are passed through to the holders of the securities. We recognized $2,445.8 billion and $2,308.2 billion of debt securities of consolidated trusts, which represented 90.4% and 89.0% of our total debt, as of March 31, 2021 and December 31, 2020, respectively.
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

Freddie Mac 1Q 2021 Form 10-Q	61

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.
Table 55 - Activity for Debt Securities of Consolidated Trusts Held by Third Parties

(In millions)	1Q 2021	1Q 2020
Beginning balance	$2,240,602	$1,854,802
Issuances:
New issuances to third parties	230,200	103,769
Additional issuances of securities	179,923	42,652
Total issuances	410,123	146,421
Extinguishments:
Purchases of debt securities from third parties	(2,565)	(4,017)
Debt securities received in settlement of secured lending	(50,692)	(14,765)
Repayments of debt securities	(220,777)	(96,670)
Total extinguishments	(274,034)	(115,452)
Ending balance	2,376,691	1,885,771
Unamortized premiums and discounts	69,138	44,234
Debt securities of consolidated trusts held by third parties	$2,445,829	$1,930,005
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
We have certain off-balance sheet arrangements related to our securitization and other mortgage-related guarantee activities. Our off-balance sheet arrangements related to securitization activities primarily consist of guaranteed K Certificates and SB Certificates. Our guarantee of these securitization activities and other mortgage-related guarantees may result in liquidity needs to cover potential cash flow shortfalls from borrower defaults. As of March 31, 2021 and December 31, 2020, the outstanding UPB of the guaranteed securities was $348.2 billion and $337.0 billion, respectively. In addition to our securitization and other mortgage-related guarantees, we have certain other guarantees that are accounted for as derivative instruments and are recognized on our condensed consolidated balance sheets at fair value. See Note 10 for additional information on these guarantees, which are not included in the totals above.
We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. Accordingly, commingling Fannie Mae collateral in our resecuritization transactions increases our off-balance sheet liquidity exposure as we do not have control over the Fannie Mae collateral. As of March 31, 2021 and December 31, 2020, the total amount of our off-balance sheet exposure related to Fannie Mae securities backing Freddie Mac resecuritization products was approximately $93.7 billion and $85.8 billion, respectively.
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) increased by $76.7 billion from $24.3 billion in March 31, 2020 to $101.0 billion in March 31, 2021, primarily due to higher uninvested trust and operating cash as Treasury bills and securities purchased under agreements to resell continued to earn near zero returns.

Freddie Mac 1Q 2021 Form 10-Q	62

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources
Primary Sources of Capital

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Under the Purchase Agreement, Treasury made a commitment to provide us with funding, under certain conditions, to eliminate deficits in our net worth. Pursuant to the January 2021 Letter Agreement, we will not be required to pay a dividend on the senior preferred stock to Treasury until our Net Worth Amount exceeds the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. Based on our Net Worth Amount of $18.8 billion as of March 31, 2021, no dividend is payable to Treasury for the quarter ended March 31, 2021. See Note 2 for details of the support we receive from Treasury.
In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make business decisions, while in conservatorship, utilizing a risk-based CCF, a capital system with detailed formulae provided by FHFA. In November 2020, FHFA released a final rule that establishes the ERCF as a new regulatory capital framework for Freddie Mac and Fannie Mae. The ERCF, which went into effect in February 2021, has a transition period for compliance. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order; however, we may begin implementing the ERCF sooner, upon the direction of FHFA or otherwise. We will be required to report our regulatory capital under the ERCF beginning on January 1, 2022, and expect to continue capital reporting that is required by FHFA. The ERCF specifies substantial capital requirements and could affect our business strategies, perhaps significantly. While we have not finalized our procedures or governance process for complying with the ERCF, we estimate that, had the ERCF been applicable to us as of March 31, 2021, we would have been required to hold approximately $130 billion in adjusted total capital based on the leverage ratio requirements specified in the ERCF.
We invest our Net Worth Amount primarily in short-term investments. The table below presents activity related to our net worth during 1Q 2021 and 1Q 2020.
Table 56 - Net Worth Activity

(In millions)	1Q 2021	1Q 2020
Beginning balance	$16,413	$8,882
Comprehensive income (loss)	2,378	622
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	—	—
Total equity / net worth	$18,791	$9,504
Aggregate draws under Purchase Agreement	$71,648	$71,648
Aggregate cash dividends paid to Treasury	119,680	119,680
Liquidation preference of the senior preferred stock	89,061	81,770

Freddie Mac 1Q 2021 Form 10-Q	63

Management's Discussion and Analysis	Critical Accounting Policies and Estimates
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
Determining the appropriateness of the single-family allowance for credit losses is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require us to make judgments about matters that are difficult to predict.
Changes in forecasted house price growth rates can have a significant effect on our allowance for credit losses. Our estimate of expected credit losses leverages an internally based model that uses a Monte Carlo simulation which generates many possible house price scenarios for up to 40 years for each metropolitan statistical area (MSA). These scenarios are used to estimate loan-level expected future cash flows and credit losses based on each loan’s individual characteristics. The COVID-19 pandemic initially resulted in a decline in our near-term forecasted house price growth rates compared to pre-pandemic estimates, but our forecast has since improved. The table below summarizes our nationwide forecasted house price growth rates for both full-year 2021 and 2022 that were used in determining our allowance for credit losses as of March 31, 2021 and as of December 31, 2020. These growth rates are used as inputs to our models to develop the detailed forecasted life-of-loan house price growth rates for each MSA.
Table 57 - Forecasted House Price Growth Rates

	2021	2022
March 31, 2021	6.6%	4.4%
December 31, 2020	5.4%	3.0%

Freddie Mac 1Q 2021 Form 10-Q	64

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Affordable Housing Fund Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and pay this amount to certain housing funds. During 1Q 2021, we completed $374.5 billion of new business purchases subject to this requirement and accrued $157 million of related expense. We are prohibited from passing through these costs to the originators of the loans that we purchase.
Legislative and Regulatory Developments
Final Rule Extending a Category of Qualified Mortgages

In April 2021, the CFPB formally delayed the mandatory compliance date of its final rule that revises the general definition of qualified mortgage under the CFPB's Truth in Lending Act regulations. The CFPB's action extends the category of qualified mortgages that consists of loans that are eligible for purchase or guarantee by either Freddie Mac or Fannie Mae until October 1, 2022. However, FHFA has indicated that we may only purchase this category of qualified mortgages that have both application received dates before July 1, 2021 and settlement dates on or before August 31, 2021.

Freddie Mac 1Q 2021 Form 10-Q	65

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-family and Multifamily segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, the effects of the COVID-19 pandemic and actions taken in response thereto on our business, financial condition, and liquidity, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, and our results of operations and financial condition. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section in our 2020 Annual Report, and including, without limitation, the following:
■ Uncertainty regarding the duration and severity of the COVID-19 pandemic and the effects of the pandemic and actions taken in response thereto on the U.S. economy and housing market, which could, in turn, adversely affect our business in numerous ways, including, for example, by increasing our credit losses, impairing the value of our mortgage-related securities, decreasing our liquidity and capital levels, and increasing our credit risk and operational risk;
■ The actions the U.S. government (including FHFA, Treasury, and Congress) may take, require us to take, or restrict us from taking, including actions to support the housing markets (such as programs implemented in response to the COVID-19 pandemic or to implement the recommendations in FHFA's Conservatorship Scorecards and other objectives for us);
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
■ Changes in tax laws;
■ Changes in accounting policies, practices, or guidance;
■ Changes in economic and market conditions generally, and as a result of the COVID-19 pandemic, including changes in employment rates, interest rates, spreads, and house prices;
■ Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase and fixed-rate vs. ARM);
■ The success of our efforts to mitigate our losses on our single-family mortgage portfolio;
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
■ Our reliance on CSS and the CSP for the operation of the majority of our single-family securitization activities, our limited influence over CSS Board decisions, and any additional changes FHFA may require in our relationship with, or support of, CSS;
■ Changes in investor demand for our debt or mortgage-related securities;
■ Our ability to maintain market acceptance of the UMBS, including our ability to continue to align the prepayment speeds of our and Fannie Mae's respective UMBS;

Freddie Mac 1Q 2021 Form 10-Q	66

Management's Discussion and Analysis	Forward-Looking Statements

■ Changes in the practices of loan originators, servicers, investors, and other participants in the secondary mortgage market;
■ The discontinuance of, transition from, or replacement of LIBOR and the adverse consequences it could have on our business and operations;
■ The occurrence of a major natural disaster or other catastrophic event in areas in which our offices or significant portions of our total mortgage portfolio are located; and
■    Other factors and assumptions described in this Form 10-Q and our 2020 Annual Report, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-Q, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac 1Q 2021 Form 10-Q	67

Financial Statements

Financial Statements

Freddie Mac 1Q 2021 Form 10-Q	68

Financial Statements	Condensed Consolidated Statements of Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	1Q 2021	1Q 2020
Net interest income
Interest income	$13,902	$17,592
Interest expense	(10,263)	(14,807)
Net interest income	3,639	2,785

Non-interest income (loss)
Guarantee fee income	248	377
Investment gains (losses), net	1,208	(835)
Other income (loss)	178	95
Non-interest income (loss)	1,634	(363)
Net revenues	5,273	2,422

Benefit (provision) for credit losses	196	(1,233)

Non-interest expense
Salaries and employee benefits	(344)	(341)
Professional services	(87)	(76)
Other administrative expense	(208)	(170)
Total administrative expense	(639)	(587)
Credit enhancement expense	(335)	(231)
Benefit for (decrease in) credit enhancement recoveries	(257)	467
REO operations expense	(8)	(85)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(534)	(432)
Other expense	(215)	(103)
Non-interest expense	(1,988)	(971)

Income (loss) before income tax (expense) benefit	3,481	218
Income tax (expense) benefit	(714)	(45)
Net income (loss)	2,767	173

Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	(395)	438
Changes in unrealized gains (losses) related to cash flow hedge relationships	10	13
Changes in defined benefit plans	(4)	(2)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(389)	449
Comprehensive income (loss)	$2,378	$622

Net income (loss)	$2,767	$173
Future increase in senior preferred stock liquidation preference	(2,378)	(382)
Net income (loss) attributable to common stockholders	$389	($209)
Net income (loss) per common share — basic and diluted	$0.12	($0.06)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2021 Form 10-Q	69

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except share-related amounts)	2021	2020
Assets
Cash and cash equivalents (Notes 3, 16) (includes $61,962 and $17,379 of restricted cash and cash equivalents)	$100,979	$23,889
Securities purchased under agreements to resell (Notes 3, 11, 16)	15,140	105,003
Investment securities, at fair value (Note 3, 6)	61,880	59,825
Mortgage loans held-for-sale (Notes 3, 4) (includes $8,093 and $14,199 at fair value)	24,915	33,652
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for credit losses of $5,330 and $5,732)	2,482,972	2,350,236
Accrued interest receivable (Notes 3, 4, 6, 11) (net of allowance of $213 and $140)	7,662	7,754
Derivative assets, net (Notes 10, 11)	2,085	1,205
Deferred tax assets, net	6,826	6,557
Other assets (Notes 3) (includes $5,894 and $5,775, at fair value)	39,415	39,294
Total assets	$2,741,874	$2,627,415
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$5,954	$6,210
Debt (Notes 3, 9) (includes $2,364 and $2,592 at fair value)	2,704,270	2,592,546
Derivative liabilities, net (Notes 10, 11)	950	954
Other liabilities (Notes 3)	11,909	11,292
Total liabilities	2,723,083	2,611,002
Commitments and contingencies (Notes 5, 10, 18)
Equity (Note 12)
Senior preferred stock (liquidation preference of $89,061 and $86,539)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares and 650,059,292 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(64,335)	(67,102)
AOCI, net of taxes, related to:
Available-for-sale securities	415	810
Cash flow hedge relationships	(196)	(206)
Defined benefit plans	35	39
Total AOCI, net of taxes	254	643
Treasury stock, at cost, 75,804,333 shares and 75,804,594 shares	(3,885)	(3,885)
Total equity	18,791	16,413
Total liabilities and equity	$2,741,874	$2,627,415
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	March 31,	December 31,
(In millions)	2021	2020
Condensed Consolidated Balance Sheet Line Item (Note 3)
Assets:
Mortgage loans held-for-investment	$2,395,707	$2,273,347
All other assets	90,128	83,982
Total assets of consolidated VIEs	$2,485,835	$2,357,329
Liabilities:
Debt	$2,445,829	$2,308,176
All other liabilities	5,592	5,610
Total liabilities of consolidated VIEs	$2,451,421	$2,313,786
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2021 Form 10-Q	70

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2020	1	464	650	$72,648	$14,109	$—	$—	($67,102)	$643	($3,885)	$16,413
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	2,767	—	—	2,767
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(389)	—	(389)
Comprehensive income (loss)	—	—	—	—	—	—	—	2,767	(389)	—	2,378
Ending balance at March 31, 2021	1	464	650	$72,648	$14,109	$—	$—	($64,335)	$254	($3,885)	$18,791

Balance at December 31, 2019	1	464	650	$72,648	$14,109	$—	$—	($74,188)	$438	($3,885)	$9,122
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	173	—	—	173
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	449	—	449
Comprehensive income (loss)	—	—	—	—	—	—	—	173	449	—	622
Cumulative effect from adoption of CECL	—	—	—	—	—	—	—	(240)	—	—	(240)
Ending balance at March 31, 2020	1	464	650	$72,648	$14,109	$—	$—	($74,255)	$887	($3,885)	$9,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2021 Form 10-Q	71

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	1Q 2021	1Q 2020
Net cash provided by (used in) operating activities	$10,382	$2,791
Cash flows from investing activities
Purchases of trading securities	(34,301)	(29,067)
Proceeds from sales of trading securities	31,425	24,252
Proceeds from maturities and repayments of trading securities	2,487	4,992
Purchases of available-for-sale securities	(4,407)	(1,375)
Proceeds from sales of available-for-sale securities	14,571	2,072
Proceeds from maturities and repayments of available-for-sale securities	502	865
Purchases of mortgage loans acquired as held-for-investment	(229,709)	(68,834)
Proceeds from sales of mortgage loans acquired as held-for-investment	1,019	2,464
Proceeds from repayments of mortgage loans acquired as held-for-investment	229,285	107,876
Advances under secured lending arrangements	(54,777)	(17,047)
Repayments of secured lending arrangements	52	591
Net proceeds from dispositions of real estate owned and other recoveries	71	260
Net (increase) decrease in securities purchased under agreements to resell	81,933	5,688
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	990	(8,357)
Other, net	(155)	(138)
Net cash provided by (used in) investing activities	38,986	24,242
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	267,096	73,626
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(223,437)	(100,829)
Proceeds from issuance of debt of Freddie Mac	23,153	174,258
Repayments of debt of Freddie Mac	(47,019)	(159,391)
Net increase (decrease) in securities sold under agreements to repurchase	7,930	4,463
Other, net	(1)	(25)
Net cash provided by (used in) financing activities	27,722	(7,898)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	77,090	19,135
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	23,889	5,189
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$100,979	$24,324

Supplemental cash flow information
Cash paid for:
Debt interest	$17,373	$17,962
Income taxes	—	—
Non-cash investing and financing activities (Note 4, and 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2021 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Notes to Condensed Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, or 2020 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary of our 2020 Annual Report.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2020 Annual Report.
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
During 1Q 2021, our chief operating decision maker began making decisions about allocating resources and assessing segment performance based on two reportable segments, Single-family and Multifamily. See Note 15 for additional information on the change in our segment reporting presentation.
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

Freddie Mac 1Q 2021 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Condensed Consolidated Financial Statements
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
	preferred stock.	January 1, 2021	The adoption of the amendments did not have a material effect on our condensed consolidated financial statements or on our disclosures.
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables -Nonrefundable Fees and Other Costs	The amendments in this Update clarify the guidance for the reevaluation of whether a callable debt security’s amortized cost basis exceeds the amount repayable by the issuer at the next call date.	January 1, 2021	The adoption of the amendments did not have a material effect on our condensed consolidated financial statements or on our disclosures.

Freddie Mac 1Q 2021 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

NOTE 2
Conservatorship and Related Matters
Business Objectives

We operate under the conservatorship that commenced on September 6, 2008, conducting our business under the direction of FHFA, as our Conservator. The conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. Upon its appointment, FHFA, as Conservator, immediately succeeded to all rights, titles, powers, and privileges of Freddie Mac, and of any stockholder, officer, or director thereof, with respect to the company and its assets. The Conservator also succeeded to the title to all books, records, and assets of Freddie Mac held by any other legal custodian or third party. The Conservator provided for the Board of Directors to perform certain functions and to oversee management, and the Board of Directors delegated to management authority to conduct business operations so that the company can continue to operate in the ordinary course. The directors serve on behalf of, and perform such functions as provided by, the Conservator.
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
Purchase Agreement

Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as, and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers, and privileges of the Board of Directors.
Under the August 2012 amendment to the Purchase Agreement, for each quarter from January 1, 2013 and thereafter, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. Pursuant to the January 2021 Letter Agreement, the applicable Capital Reserve Amount from October 1, 2020 is the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. This increased Capital Reserve Amount will remain in effect until the last day of the second fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result, the company was not required to pay a dividend to Treasury on the senior preferred stock in March 2021, and we will not be required to pay a dividend on the senior preferred stock to Treasury until we have built sufficient capital to meet the capital requirements and buffers set forth in the ERCF. If for any reason we were not to pay our dividend requirements on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero.
As the company builds capital during this period, the quarterly increases in our Net Worth Amount have been, and will continue to be, added to the liquidation preference of the senior preferred stock. As a result, the liquidation preference of the senior preferred stock increased from $86.5 billion as of December 31, 2020 to $89.1 billion on March 31, 2021 based on the $2.5 billion increase in our Net Worth Amount during 4Q 2020, and will increase to $91.4 billion on June 30, 2021 based on the $2.4 billion increase in our Net Worth Amount during 1Q 2021.
The Purchase Agreement, as amended by the January 2021 Letter Agreement, includes significant restrictions on our ability to manage our business, including limits on our secondary market activities; the amount and type of single-family and multifamily loans we can acquire; the amount of indebtedness we can incur; the size of our mortgage-related investments portfolio; and our ability to pay dividends, transfer certain assets, raise capital, pay down the liquidation preference of the senior preferred stock, and exit conservatorship. We have accounted for the January 2021 Letter Agreement as a modification of the senior preferred stock recognized on our condensed consolidated balance sheet.
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

Freddie Mac 1Q 2021 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

In February 2019, FHFA directed us to maintain our mortgage-related investments portfolio at or below $225 billion at all times. The amount of mortgage assets that we may own in this portfolio is also currently capped under the Purchase Agreement at $250 billion. The Purchase Agreement cap will be lowered from $250 billion to $225 billion at the end of 2022. In addition to UPB, the calculation of mortgage assets subject to the FHFA and Purchase Agreement caps includes 10% of the notional value of interest-only securities. The balance of the mortgage-related investments portfolio for the purposes of the FHFA and Purchase Agreement limits was $181.5 billion at March 31, 2021, including $7.0 billion representing 10% of the notional amount of the interest-only securities we held as of March 31, 2021. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations imposed by the Purchase Agreement and FHFA.
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
At December 31, 2020, our assets exceeded our liabilities under GAAP; therefore, FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during 1Q 2021. The amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
See Note 9 and Note 12 for more information on the conservatorship and the Purchase Agreement.
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

Freddie Mac 1Q 2021 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

support of the UMBS, capital contributions beyond those necessary to support CSS’s ordinary business operations, appointment or removal of the Chief Executive Officer of CSS, and admission of new members.
We account for our investment in CSS using the equity method. We increase the carrying value of our investment in CSS when we contribute capital to CSS. We recognize our equity in the net earnings of CSS each period as a component of investment gains (losses), net on our condensed consolidated statements of comprehensive income (loss). During 1Q 2021, we contributed $27 million of capital to CSS, and we have contributed $685 million since we began making contributions in the fourth quarter of 2014. The carrying value of our investment in CSS was $20 million and $16 million as of March 31, 2021 and December 31, 2020, respectively, and was included in other assets on our condensed consolidated balance sheets.

Freddie Mac 1Q 2021 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Securitization Activities and Consolidation
Our primary business activities in our Single-family and Multifamily segments involve the securitization of loans or other mortgage-related assets using trusts that are VIEs. These trusts issue beneficial interests in the loans or other mortgage-related assets that they own. We guarantee the principal and interest payments on some or all of the issued beneficial interests in substantially all of our securitization transactions. We consolidate VIEs when we have a controlling financial interest in the VIE and are therefore considered the primary beneficiary of the VIE. See Note 5 for additional information on our guarantee activities.
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
Securitization Activities

Single-family
Resecuritization Products
With the exception of commingled securities, our investments in and guarantees of securities issued by resecuritization trusts for which we are not the primary beneficiary typically do not create any incremental exposure to loss because we already guarantee and consolidate the underlying collateral. The fair value of these investments in our resecuritization trusts for which we are not the primary beneficiary was $24.9 billion and $28.5 billion as of March 31, 2021 and December 31, 2020, respectively. While our guarantee of Fannie Mae securities underlying commingled resecuritization products creates incremental exposure to loss, we view the likelihood of being required to perform on our guarantee as remote due to Fannie Mae’s status as a GSE and the funding commitment available to it through its senior preferred stock purchase agreement with Treasury. The UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts for which we are not the primary beneficiary totaled $92.3 billion and $85.3 billion as of March 31, 2021 and December 31, 2020, respectively. See Note 5 for additional information on our guarantee of Fannie Mae securities.
Senior Subordinate Securitization Structures
We do not consolidate our single-family senior subordinate securitization structures backed by seasoned loans because we do not have the ability to direct the loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE. The maximum exposure to loss for our single-family senior subordinate securitization structures for which we are not the primary beneficiary totaled $26.9 billion and $28.1 billion at March 31, 2021 and December 31, 2020, respectively, and represents the guaranteed UPB of the assets held by these unconsolidated VIEs. The total assets of these unconsolidated VIEs totaled $32.5 billion and $33.7 billion at March 31, 2021 and December 31, 2020, respectively.
Other Securitization Products
We do not consolidate the trusts used to issue our single-family other securitization products when we are not the primary beneficiary. The maximum exposure to loss for these single-family securitizations for which we are not the primary beneficiary totaled $1.6 billion and $1.7 billion at March 31, 2021 and December 31, 2020, respectively. The total assets of these unconsolidated VIEs totaled $1.6 billion and $1.8 billion at March 31, 2021 and December 31, 2020, respectively.
Multifamily
K Certificates
We do not consolidate our K Certificate securitization trusts that have subordination because we do not have the ability to direct the loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE. The maximum exposure to loss for our K Certificate securitizations for which we are not the primary beneficiary totaled $265.2 billion and $253.0 billion at March 31, 2021 and December 31, 2020, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $304.3 billion and $291.3 billion at March 31, 2021 and December 31, 2020, respectively.
SB Certificates
Similar to K Certificate transactions, we are not the primary beneficiary of and, therefore, do not consolidate SB Certificate

Freddie Mac 1Q 2021 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

trusts, as we do not have the ability to direct loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE. The maximum exposure to loss for our SB Certificate securitizations for which we are not the primary beneficiary totaled $21.8 billion and $21.5 billion at March 31, 2021 and December 31, 2020, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $24.2 billion and $23.9 billion at March 31, 2021 and December 31, 2020, respectively.
Other Securitization Products
We do not consolidate the trusts used to issue our other securitization products when we are not the primary beneficiary. The maximum exposure to loss for our other securitization products for which we are not the primary beneficiary totaled $15.0 billion and $14.9 billion at March 31, 2021 and December 31, 2020, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $17.0 billion and $16.9 billion at March 31, 2021 and December 31, 2020, respectively.
CRT Activities

STACR Trust Notes
We are not the primary beneficiary of and, therefore, do not consolidate the STACR Trusts used in the STACR Trust Note transactions. The maximum exposure to loss for our STACR Trust Notes for which we are not the primary beneficiary represents our recorded expected recovery receivable and totaled $350 million and $420 million at March 31, 2021 and December 31, 2020, respectively. The total assets of these nonconsolidated VIEs totaled $19.7 billion and $17.3 billion at March 31, 2021 and December 31, 2020, respectively. See Note 8 for additional information on the amount of available coverage.
Consolidated VIEs

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.
Table 3.1 - Consolidated VIEs

(In millions)	March 31, 2021	December 31, 2020
Condensed Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents (includes $61,856 and $17,289 of restricted cash and cash equivalents)	$61,857	$17,290
Securities purchased under agreements to resell	—	38,487
Investment securities, at fair value	1,383	591
Mortgage loans held-for-investment, net	2,395,707	2,273,347
Accrued interest receivable, net	7,056	7,134
Other assets	19,832	20,480
Total assets of consolidated VIEs	$2,485,835	$2,357,329
Liabilities:
Accrued interest payable	$5,591	$5,610
Debt	2,445,829	2,308,176
Other liabilities	1	—
Total liabilities of consolidated VIEs	$2,451,421	$2,313,786
Non-Consolidated VIEs

The following table presents the carrying amounts and classification of the assets and liabilities recorded on our condensed consolidated balance sheets related to VIEs for which we are not the primary beneficiary and with which we were involved in the design and creation and have a significant continuing involvement. Our involvement with such VIEs primarily consists of investments in debt securities issued by resecuritization trusts and guarantees of senior securities issued by certain Multifamily securitization trusts.

Freddie Mac 1Q 2021 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.2 - Non-Consolidated VIEs

(In millions)	March 31, 2021	December 31, 2020
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investment securities, at fair value	$24,898	$28,459
Accrued interest receivable, net	232	239
Derivative assets, net	29	61
Other assets	5,651	5,553
Liabilities:
Debt	89	—
Derivative liabilities, net	72	47
Other liabilities	4,739	4,515
(1)Includes our variable interests in REMICs and Strips, commingled Supers, K Certificates, SB Certificates, certain senior subordinate securitization structures, and other securitization products that we do not consolidate.
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

Freddie Mac 1Q 2021 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 4.1 - Mortgage Loans

	March 31, 2021			December 31, 2020
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Held-for-sale UPB	$10,850	$15,450	$26,300	$10,702	$23,789	$34,491
Cost basis and fair value adjustments, net	(1,592)	207	(1,385)	(1,637)	798	(839)
Total held-for-sale loans, net	9,258	15,657	24,915	9,065	24,587	33,652
Held-for-investment UPB	2,403,981	22,738	2,426,719	2,271,576	21,923	2,293,499
Cost basis adjustments	61,527	56	61,583	62,415	54	62,469
Allowance for credit losses	(5,253)	(77)	(5,330)	(5,628)	(104)	(5,732)
Total held-for-investment loans, net	2,460,255	22,717	2,482,972	2,328,363	21,873	2,350,236
Total mortgage loans, net	$2,469,513	$38,374	$2,507,887	$2,337,428	$46,460	$2,383,888
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 4.2 - Loans Purchased and Sold

(In billions)	1Q 2021	1Q 2020
Single-family:
Purchases
Held-for-investment loans	$360.6	$137.7
Sale of held-for-sale loans(1)	—	2.2
Multifamily:
Purchases
Held-for-investment loans	1.6	1.2
Held-for-sale loans	12.3	8.2
Sale of held-for-sale loans(2)	21.1	10.7
(1)Our sales of single-family loans reflect the sale of seasoned single-family mortgage loans.
(2)Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates and SB Certificates. See Note 3 for more information on our K Certificates and SB Certificates.
Reclassifications

We reclassify loans between held-for-investment and held-for-sale depending on our intent and ability to hold the loan for the foreseeable future. The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the period presented.
Table 4.3 - Loan Reclassifications

	1Q 2021			1Q 2020
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-family reclassifications from:
Held-for-investment to held-for-sale(1)	$501	$7	$—	$2,637	$214	$—
Held-for-sale to held-for-investment(2)	35	3	—	1	—	—
Multifamily reclassifications from:
Held-for-investment to held-for-sale	528	1	—	32	—	—
Held-for-sale to held-for-investment	9	—	—	482	(1)	—
Referenced footnotes are on the next page.

Freddie Mac 1Q 2021 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

(1)Prior to reclassification from held-for-investment to held-for-sale, we charged-off $27 million and $79 million against the allowance for credit losses during 1Q 2021 and 1Q 2020, respectively.
(2)Allowance for credit losses reversed upon reclassifications from held-for-sale to held-for-investment for loans that were previously charged off and the present values of expected future cash flows were in excess of the amortized cost basis upon reclassification.
Interest Income

The table below provides the amortized cost basis of non-accrual loans as of the beginning and the end of the periods presented, including the interest income recognized for the period that is related to the loans on non-accrual status as of the period end.
Table 4.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-accrual

	Non-accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	January 1, 2021	March 31, 2021	1Q 2021
Single-family:
20- and 30-year or more, amortizing fixed-rate	$12,151	$21,137	$36
15-year amortizing fixed-rate	696	1,031	1
Adjustable-rate	193	296	—
Alt-A, interest-only, and option ARM	637	700	1
Total single-family	13,677	23,164	38
Total multifamily	—	—	—
Total single-family and multifamily	$13,677	$23,164	$38

	Non-accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	January 1, 2020	March 31, 2020	1Q 2020
Single-family:
20- and 30-year or more, amortizing fixed-rate	$5,598	$5,494	$4
15-year amortizing fixed-rate	242	241	—
Adjustable-rate	91	83	—
Alt-A, interest-only, and option ARM	439	389	2
Total single-family	6,370	6,207	6
Total multifamily	13	13	—
Total single-family and multifamily	$6,383	$6,220	$6
(1)Represents the amount of payments received during the period, including those received while the loans were on accrual status, for the held-for-investment loans on non-accrual status as of the period end.
The table below provides the amount of accrued interest receivable, net presented on our condensed consolidated balance sheets and the amount of accrued interest receivable related to loans on non-accrual status at the end of the periods that is charged off.
Table 4.5 - Accrued Interest Receivable, Net and Related Charge-offs

	Accrued Interest Receivable, Net		Accrued Interest Receivable Related Charge-offs
(In millions)	March 31, 2021	December 31, 2020	1Q 2021	1Q 2020
Single-family loans	$7,229	$7,292	($166)	($29)
Multifamily loans	120	139	—	—
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

Freddie Mac 1Q 2021 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

A second-lien loan also reduces the borrower's equity in the home and has a similar negative effect on the borrower's ability to refinance or sell the property for an amount at or above the combined balances of the first and second loans. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 16.
The table below presents the amortized cost basis of single-family held-for-investment loans by current LTV ratio. Our current LTV ratios are estimates based on available data through the end of each period presented. For reporting purposes:
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
Table 4.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	March 31, 2021
	Year of Origination						Total
(In millions)	2021	2020	2019	2018	2017	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$51,100	$243,582	$53,075	$33,730	$63,245	$498,835	$943,567
> 60 to 80	112,096	466,621	125,253	51,535	43,041	61,433	859,979
> 80 to 100	52,066	182,963	28,503	4,226	1,292	3,529	272,579
> 100(1)	92	93	5	20	49	812	1,071
Total 20- and 30-year or more, amortizing fixed-rate	215,354	893,259	206,836	89,511	107,627	564,609	2,077,196
15-year amortizing fixed-rate
≤ 60	18,098	90,471	17,571	9,263	17,916	103,499	256,818
> 60 to 80	16,388	64,103	8,417	1,237	506	211	90,862
> 80 to 100	2,650	5,156	135	10	9	20	7,980
> 100(1)	9	7	—	2	3	8	29
Total 15-year amortizing fixed-rate	37,145	159,737	26,123	10,512	18,434	103,738	355,689
Adjustable-rate
≤ 60	29	1,422	772	655	2,205	13,493	18,576
> 60 to 80	34	1,221	692	382	715	597	3,641
> 80 to 100	7	146	56	14	17	7	247
> 100(1)	—	—	—	—	—	1	1
Total adjustable-rate	70	2,789	1,520	1,051	2,937	14,098	22,465
Alt-A, Interest-only, and option ARM
≤ 60	—	—	—	—	—	8,361	8,361
> 60 to 80	—	—	—	—	—	1,497	1,497
> 80 to 100	—	—	—	—	—	252	252
> 100(1)	—	—	—	—	—	48	48
Total Alt-A, interest-only, and option ARM	—	—	—	—	—	10,158	10,158
Total single-family loans	$252,569	$1,055,785	$234,479	$101,074	$128,998	$692,603	$2,465,508

Total for all loan product types by current LTV ratio:
≤ 60	$69,227	$335,475	$71,418	$43,648	$83,366	$624,188	$1,227,322
> 60 to 80	128,518	531,945	134,362	53,154	44,262	63,738	955,979
> 80 to 100	54,723	188,265	28,694	4,250	1,318	3,808	281,058
> 100(1)	101	100	5	22	52	869	1,149
Total single-family loans	$252,569	$1,055,785	$234,479	$101,074	$128,998	$692,603	$2,465,508
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2021 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	December 31, 2020
	Year of Origination						Total
(In millions)	2020	2019	2018	2017	2016	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$203,333	$52,820	$33,139	$64,834	$115,978	$431,406	$901,510
> 60 to 80	437,107	141,094	64,236	59,110	40,614	44,636	786,797
> 80 to 100	206,457	53,926	8,822	2,117	654	3,983	275,959
> 100(1)	202	7	25	64	61	948	1,307
Total 20- and 30-year or more, amortizing fixed-rate	847,099	247,847	106,222	126,125	157,307	480,973	1,965,573
15-year amortizing fixed-rate
≤ 60	78,269	17,753	9,914	19,650	29,916	83,842	239,344
> 60 to 80	67,904	12,169	2,195	961	215	135	83,579
> 80 to 100	8,553	400	17	12	9	17	9,008
> 100(1)	21	—	3	5	3	7	39
Total 15-year amortizing fixed-rate	154,747	30,322	12,129	20,628	30,143	84,001	331,970
Adjustable-rate
≤ 60	1,427	850	731	2,429	2,042	12,993	20,472
> 60 to 80	1,403	877	537	1,061	329	528	4,735
> 80 to 100	232	125	34	29	2	8	430
> 100(1)	—	—	—	—	—	1	1
Total adjustable-rate	3,062	1,852	1,302	3,519	2,373	13,530	25,638
Alt-A, Interest-only, and option ARM
≤ 60	—	—	—	—	—	8,620	8,620
> 60 to 80	—	—	—	—	—	1,818	1,818
> 80 to 100	—	—	—	—	—	314	314
> 100(1)	—	—	—	—	—	58	58
Total Alt-A, interest-only, and option ARM	—	—	—	—	—	10,810	10,810
Total single-family loans	$1,004,908	$280,021	$119,653	$150,272	$189,823	$589,314	$2,333,991

Total for all loan product types by Current LTV ratio:
≤ 60	$283,029	$71,423	$43,784	$86,913	$147,936	$536,861	$1,169,946
> 60 to 80	506,414	154,140	66,968	61,132	41,158	47,117	876,929
> 80 to 100	215,242	54,451	8,873	2,158	665	4,322	285,711
> 100(1)	223	7	28	69	64	1,014	1,405
Total single-family loans	$1,004,908	$280,021	$119,653	$150,272	$189,823	$589,314	$2,333,991
(1)The serious delinquency rate for the single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 10.75% and 11.17% as of March 31, 2021 and December 31, 2020, respectively.

Freddie Mac 1Q 2021 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.
Table 4.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator by Vintage

	March 31, 2021
	Year of Origination							Total
(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans
Category:
Pass	$438	$8,169	$6,258	$1,160	$656	$3,191	$2,215	$22,087
Special mention	—	—	500	—	—	107	—	607
Substandard	—	—	23	—	13	64	—	100
Doubtful	—	—	—	—	—	—	—	—
Total	$438	$8,169	$6,781	$1,160	$669	$3,362	$2,215	$22,794

	December 31, 2020
	Year of Origination							Total
(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans
Category:
Pass	$7,486	$6,491	$1,075	$722	$590	$2,715	$2,024	$21,103
Special mention	—	524	115	—	8	108	—	755
Substandard	—	—	6	41	—	72	—	119
Doubtful	—	—	—	—	—	—	—	—
Total	$7,486	$7,015	$1,196	$763	$598	$2,895	$2,024	$21,977

Freddie Mac 1Q 2021 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily loans, held-for-investment, by payment status.
Table 4.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status

	March 31, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing	Non-accrual With No Allowance(2)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$2,015,453	$11,184	$4,152	$46,407	$2,077,196	$25,654	$791
15-year amortizing fixed-rate	351,388	1,024	309	2,968	355,689	1,907	11
Adjustable-rate	21,474	151	80	760	22,465	464	10
Alt-A, interest-only, and option ARM	8,725	243	129	1,061	10,158	376	139
Total single-family	2,397,040	12,602	4,670	51,196	2,465,508	28,401	951
Total multifamily(3)	22,788	6	—	—	22,794	—	—
Total single-family and multifamily	$2,419,828	$12,608	$4,670	$51,196	$2,488,302	$28,401	$951

	December 31, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing	Non-accrual with No Allowance(2)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,891,981	$15,798	$5,941	$51,853	$1,965,573	$40,162	$648
15-year amortizing fixed-rate	326,651	1,439	429	3,451	331,970	2,723	11
Adjustable-rate	24,483	192	79	884	25,638	690	5
Alt-A, interest-only, and option ARM	9,227	292	130	1,161	10,810	538	115
Total single-family	2,252,342	17,721	6,579	57,349	2,333,991	44,113	779
Total multifamily(3)	21,977	—	—	—	21,977	—	—
Total single-family and multifamily	$2,274,319	$17,721	$6,579	$57,349	$2,355,968	$44,113	$779
(1)Includes $0.9 billion and $1.0 billion of single-family loans that were in the process of foreclosure as of March 31, 2021 and December 31, 2020, respectively.
(2)Loans with no allowance for loan losses primarily represent those loans that were previously charged-off and therefore the collateral value is sufficiently in excess of the amortized cost to result in recovery of the entire amortized cost basis if the property were foreclosed upon or otherwise subject to disposition. The amounts of allowance for credit losses on accrued interest receivable and advances of pre-foreclosure costs related to these loans are excluded.
(3)As of March 31, 2021 and December 31, 2020, includes $0.6 billion and $0.7 billion of multifamily loans in forbearance that are reported as current.
Troubled Debt Restructurings

The table below provides details of our single-family loan modifications that were classified as TDRs during the periods presented.
Table 4.9 - Single-Family TDR Modification Metrics

	1Q 2021	1Q 2020
Percentage of single-family loan modifications that were classified as TDRs with:
Interest rate reductions and related term extensions	15%	14%
Principal forbearance and related interest rate reductions and term extensions	34	19
Average coupon interest rate reduction	0.4%	0.3%
Average months of term extension	153	187
Substantially all of our completed single-family loan modifications classified as a TDR during 1Q 2021 and 1Q 2020 resulted in a modified loan with a fixed interest rate.

Freddie Mac 1Q 2021 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.
Table 4.10 - TDR Activity

	1Q 2021		1Q 2020
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-family:(1)(2)
20- and 30-year or more, amortizing fixed-rate	3,782	$671	6,432	$1,127
15-year amortizing fixed-rate	472	47	729	72
Adjustable-rate	48	9	97	17
Alt-A, interest-only, and option ARM	151	19	166	24
Total single-family	4,453	746	7,424	1,240
Multifamily	—	—	—	—
(1)The pre-TDR amortized cost basis for single-family loans initially classified as TDR during 1Q 2021 and 1Q 2020 was $0.7 billion and $1.2 billion, respectively.
(2)Includes certain bankruptcy events and forbearance plans, repayment plans, payment deferrals, and modification activities that do not qualify for the temporary relief related to TDR provided by the CARES Act based on servicer reporting at the time of the TDR event.
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default.
Table 4.11 - Payment Defaults of Completed TDR Modifications

	1Q 2021		1Q 2020
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-family:
20- and 30-year or more, amortizing fixed-rate	1,131	$198	2,504	$427
15-year amortizing fixed-rate	62	7	119	14
Adjustable-rate	15	3	29	4
Alt-A, interest-only, and option ARM	127	21	164	32
Total single-family	1,335	229	2,816	477
Multifamily	—	—	—	—
In addition to modifications, loans may be classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance plans, or loans in modification trial periods). During 1Q 2021 and 1Q 2020, 831 and 1,026, respectively, of such loans (with a post-TDR amortized cost basis of $0.1 billion during both periods) experienced a payment default within a year after the loss mitigation activity occurred.
Non-Cash Investing and Financing Activities

During 1Q 2021 and 1Q 2020, we acquired $139.5 billion and $73.2 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $52.5 billion and $15.6 billion of loans held-for-investment from sellers during 1Q 2021 and 1Q 2020, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 1Q 2021 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

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
Table 5.1 - Financial Guarantees

	March 31, 2021			December 31, 2020
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-family:
Securitization activity guarantees	$28,466	$387	39	$29,739	$401	39
Other mortgage-related guarantees	9,584	214	30	9,215	193	30
Total single-family	$38,050	$601		$38,954	$594
Multifamily:
Securitization activity guarantees	$299,878	$4,267	39	$287,334	$4,031	39
Other mortgage-related guarantees	10,243	407	33	10,721	425	33
Total multifamily	$310,121	$4,674		$298,055	$4,456
Other guarantees	$62,729	$1,796	30	$47,703	$794	30
Fannie Mae securities backing Freddie Mac resecuritization products	93,726	—	40	85,841	—	41
(1)The maximum exposure represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of proceeds from related collateral liquidation and possible recoveries under credit enhancements. For other guarantees, this amount primarily represents the notional amount or UPB of our interest-rate and market value guarantees and guarantees of third-party derivatives. For certain of our other guarantees, our exposure may be unlimited; however, we generally reduce our exposure through separate contracts with third parties.
(2)For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our condensed consolidated balance sheets and excludes our allowance for credit losses on off-balance sheet credit exposures. For other guarantees, this amount represents the fair value of the contract.

Freddie Mac 1Q 2021 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

The table below shows the payment status of the mortgage loans underlying our guarantees that are not measured at fair value.
Table 5.2 – UPB of Loans Underlying Our Guarantees by Payment Status

	March 31, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-family	$36,577	$2,123	$811	$3,878	$43,389
Multifamily(2)	352,559	55	63	592	353,269
Total	$389,136	$2,178	$874	$4,470	$396,658

	December 31, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-family	$37,187	$2,204	$945	$3,922	$44,258
Multifamily	339,614	87	62	557	340,320
Total	$376,801	$2,291	$1,007	$4,479	$384,578
(1)Loan-level payment status is not available for certain guarantees totaling $0.6 billion and $0.7 billion as of March 31, 2021 and December 31, 2020, respectively, and therefore is not included in the table above.
(2)As of March 31, 2021, includes $6.6 billion of multifamily loans in forbearance that are reported as current.
Other Off-Balance Sheet Credit Exposures
In addition to our guarantees, we enter into other agreements that expose us to off-balance sheet credit risk, primarily related to our multifamily business, including certain purchase commitments that are not accounted for as derivative instruments, liquidity guarantees, unfunded lending arrangements and other similar commitments. These agreements may require us to transfer cash before or upon settlement of our contractual obligation. We recognize an allowance for credit losses for those agreements not measured at fair value or otherwise recognized in the financial statements. The total notional value of off-balance sheet credit exposures was $14.8 billion and $15.4 billion at March 31, 2021 and December 31, 2020, respectively. See Note 7 for additional discussion of our allowance for credit losses on our off-balance sheet credit exposures.
We also have certain multifamily purchase commitments totaling $5.2 billion and $5.5 billion at March 31, 2021 and December 31, 2020, respectively, that are excluded from the amounts above as they are not included in our allowance for credit losses. We have elected the fair value option for certain of these commitments.

Freddie Mac 1Q 2021 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	March 31, 2021	December 31, 2020
Trading securities	$54,289	$44,458
Available-for-sale securities	7,591	15,367
Total fair value of investment securities	$61,880	$59,825
As of March 31, 2021 and December 31, 2020, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
Trading Securities

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	March 31, 2021	December 31, 2020
Mortgage-related securities:
Agency	$23,015	$17,504
Non-agency	1	1
Total mortgage-related securities	23,016	17,505
Non-mortgage-related securities	31,273	26,953
Total fair value of trading securities	$54,289	$44,458
For trading securities held at March 31, 2021 and 2020, we recorded net unrealized gains (losses) of ($506) million and $723 million during 1Q 2021 and 1Q 2020, respectively.
Available-for-Sale Securities

At March 31, 2021 and December 31, 2020, all available-for-sale securities were mortgage-related securities. We had no allowance for credit losses on our available-for-sale securities as of March 31, 2021 and December 31, 2020.
The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 6.3 - Available-for-Sale Securities

	March 31, 2021
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Available-for-sale securities:
Agency	$6,267	$294	($6)	$6,555	$16
Non-agency and other	802	234	—	1,036	4
Total available-for-sale securities	$7,069	$528	($6)	$7,591	$20

Freddie Mac 1Q 2021 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

	December 31, 2020
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Available-for-sale securities:
Agency	$13,514	$794	($4)	$14,304	$36
Non-agency and other	830	233	—	1,063	4
Total available-for-sale securities	$14,344	$1,027	($4)	$15,367	$40
The fair value of our available-for-sale securities held at March 31, 2021 scheduled to contractually mature after ten years was $4.8 billion, with an additional $1.7 billion scheduled to contractually mature after five years through ten years.
Available-for-Sale Securities in a Gross Unrealized Loss Position

The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	March 31, 2021
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$617	($3)	$117	($3)
Non-agency and other	1	—	16	—
Total available-for-sale securities in a gross unrealized loss position	$618	($3)	$133	($3)

	December 31, 2020
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$223	($2)	$144	($2)
Non-agency and other	17	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$240	($2)	$144	($2)
At March 31, 2021, the gross unrealized losses relate to 43 securities.
Realized Gains and Losses on Sales of Available-for-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 6.5 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	1Q 2021	1Q 2020
Gross realized gains	$399	$33
Gross realized losses	(31)	(23)
Net realized gains (losses)	$368	$10
Non-Cash Investing and Financing Activities

During 1Q 2021 and 1Q 2020, we recognized $13.3 billion and $3.5 billion, respectively, of investment securities in exchange for the issuance of debt securities of consolidated trusts through partial sales of commingled single-class securities that were previously consolidated.

Freddie Mac 1Q 2021 Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7
NOTE 7
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 7.1 - Details of the Allowance for Credit Losses

	1Q 2021			1Q 2020
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Beginning balance	$6,353	$200	$6,553	$5,233	$69	$5,302
Provision (benefit) for credit losses	(146)	(50)	(196)	1,166	67	1,233
Charge-offs	(238)	—	(238)	(164)	—	(164)
Recoveries collected	46	—	46	88	—	88
Other	115	—	115	24	—	24
Ending balance	$6,130	$150	$6,280	$6,347	$136	$6,483

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$5,253	$77	$5,330	$6,044	$77	$6,121
Advances of pre-foreclosure costs	615	—	615	254	—	254
Accrued interest receivable on mortgage loans	213	—	213	—	—	—
Off-balance sheet credit exposures	49	73	122	49	59	108
Total	$6,130	$150	$6,280	$6,347	$136	$6,483
Current Period Changes
The change to a benefit for credit losses in 1Q 2021 from a provision for credit losses in 1Q 2020 was primarily driven by the following factors:
■    Expected credit losses related to COVID-19 - Our provision for credit losses increased significantly in 1Q 2020 due to the increase in expected credit losses related to the economic effects of the COVID-19 pandemic. Our estimate of expected credit losses related to the pandemic decreased in 1Q 2021 as economic conditions improved.
■    Portfolio growth - We recognize expected credit losses over the entire contractual term of the loan at the time of loan acquisition. Our single-family mortgage portfolio grew by $438 billion, or 22%, year-over-year, which partially offset the benefit for credit losses.
■    Changes in house prices and interest rates - The effect of changes in forecasted interest rates and changes related to house price growth rates had largely offsetting impacts in both periods.
In addition, charge-offs increased year-over-year due to an increase in the number of loans we placed on non-accrual status and the related accrued interest receivable that was charged off. The decline in economic activity caused by the COVID-19 pandemic, and the corresponding government response, is unprecedented, and as a result, our estimate of expected credit losses is subject to significant uncertainty.

Freddie Mac 1Q 2021 Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8
Credit Enhancements
We obtain various forms of credit enhancements that reduce our exposure to credit losses. These credit enhancements may be associated with mortgage loans or guarantees recognized on our condensed consolidated balance sheets or embedded in debt recognized on our condensed consolidated balance sheets.
The table below presents details of our credit enhancement receivables. These amounts are recognized in other assets on our condensed consolidated balance sheets.
Table 8.1 - Credit Enhancement Receivables

(In millions)	March 31, 2021	December 31, 2020
Freestanding credit enhancement expected recovery receivables, net of allowance	$406	$677
Primary mortgage insurance receivables(1), net of allowance	82	74
Total credit enhancement receivables	$488	$751
(1)Excludes $433 million and $444 million of deferred payment obligations associated with unpaid claim amounts as of March 31, 2021 and December 31, 2020, respectively. We have reserved for substantially all these unpaid amounts as collectability is uncertain.
For information about counterparty credit risk associated with mortgage insurers and other credit enhancement providers, see Note 16.
Single-Family Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our single-family credit enhancements.
Table 8.2 - Single-Family Credit Enhancements

		March 31, 2021		December 31, 2020
(In millions)	Credit Enhancement Accounting Treatment	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Primary mortgage insurance	Attached	$485,593	$119,111	$472,881	$116,973
STACR:(2)
Trust notes	Freestanding	589,150	19,728	488,251	17,288
Debt notes	Debt	316,378	11,954	365,482	12,377
Insurance/reinsurance(3)	Freestanding	975,289	13,645	876,815	11,586
Subordination:(4)
Non-consolidated VIEs	Guarantee	27,774	5,686	29,039	5,718
Consolidated VIEs	Debt	7,203	404	9,035	464
Lender risk-sharing	Freestanding	5,177	4,587	5,731	4,831
Other	Primarily attached	314	311	374	371
Total single-family credit enhancements			$175,426		$169,608
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
(3)As of March 31, 2021 and December 31, 2020, substantially all of our counterparties posted sufficient collateral on our ACIS transactions to meet the minimum collateral requirements of the ACIS program. Minimum collateral requirements are assessed on each deal based on a combination of factors, including counterparty credit risk of the reinsurer, as well as the structure and risk profile of the transaction. Other insurance/reinsurance transactions have similar collateral requirements.
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

Freddie Mac 1Q 2021 Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Multifamily Credit Enhancements

The table below presents the total current and protected UPB and maximum amounts of potential loss recovery related to our multifamily credit enhancements.
Table 8.3 - Multifamily Credit Enhancements

		March 31, 2021		December 31, 2020
(In millions)	Credit Enhancement Accounting Treatment	Total Current and Protected UPB(1)	Maximum Coverage	Total Current and Protected UPB(1)	Maximum Coverage
Subordination:(2)
Non-consolidated VIEs	Guarantee	$298,965	$43,450	$286,199	$42,712
Consolidated VIEs	Debt	1,800	200	1,800	200
Lender risk-sharing(3)	Freestanding	3,127	597	3,321	598
Insurance/reinsurance(4)	Freestanding	5,366	190	5,383	190
SCR:(5)
Trust notes	Freestanding	4,801	273	—	—
Debt notes	Debt	2,149	107	2,217	111
Other(3)	Attached	251	251	253	253
Total multifamily credit enhancements			$45,068		$44,064
(1)Underlying loans may be covered by more than one form of credit enhancement.
(2)Total current and protected UPB includes the UPB of the guaranteed securities, which represents the UPB of the assets included in the trust net of the protection provided by the subordinated securities, and the UPB of master servicer advances made to the holders of the guaranteed and unguaranteed securities. For non-consolidated VIEs, the total current and protected UPB also includes the UPB of guarantor advances made to the holders of the guaranteed securities. Maximum coverage represents the outstanding UPB of the securities that are subordinate to Freddie Mac guaranteed securities and held by third parties.
(3)Maximum coverage represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements.
(4)As of March 31, 2021 and December 31, 2020, the counterparties to our insurance/reinsurance transactions have complied with the minimum collateral requirements. Minimum collateral requirements are assessed on each deal based on a combination of factors, including counterparty credit risk of the reinsurer, as well as the structure and risk profile of the transaction.
(5)Total current and protected UPB represents the UPB of the assets included in the reference pool. Maximum coverage amount represents the outstanding balance of the SCR notes held by third parties.
We have other multifamily credit enhancements in the form of collateral posting requirements, indemnification, pool insurance, bond insurance, recourse, and other similar arrangements. These credit enhancements, along with the proceeds received from the sale of the underlying mortgage collateral, are designed to recover all or a portion of our losses on our mortgage loans or the amounts paid under our financial guarantee contracts. Our historical losses and related recoveries pursuant to these agreements have not been significant and therefore these other types of multifamily credit enhancements are excluded from the table above.

Freddie Mac 1Q 2021 Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Debt
The table below summarizes the balances of total debt per our condensed consolidated balance sheets.
Table 9.1 - Total Debt

(In millions)	March 31, 2021	December 31, 2020
Debt securities of consolidated trusts held by third parties	$2,445,829	$2,308,176
Debt of Freddie Mac:
Short-term debt	10,910	4,955
Long-term debt	247,531	279,415
Total Debt of Freddie Mac	258,441	284,370
Total debt	$2,704,270	$2,592,546
As of March 31, 2021, our aggregate indebtedness was $262.7 billion, which was below the current $300.0 billion debt cap limit imposed by the Purchase Agreement. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Debt Securities of Consolidated Trusts Held by Third Parties

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.
Table 9.2 - Debt Securities of Consolidated Trusts Held by Third Parties

	March 31, 2021				December 31, 2020
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2021 - 2060	$1,896,894	$1,953,618	2.89%	2021 - 2060	$1,799,065	$1,855,438	3.07%
20-year fixed-rate	2021 - 2041	107,510	110,680	2.67	2021 - 2041	97,520	100,498	2.84
15-year fixed-rate	2021 - 2036	332,355	340,820	2.34	2021 - 2036	303,142	310,612	2.46
Adjustable-rate	2021 - 2051	21,801	22,280	2.64	2021 - 2051	23,964	24,484	2.76
Interest-only	2026 - 2048	3,404	3,520	2.85	2026 - 2041	3,671	3,736	3.15
FHA/VA	2021 - 2050	759	774	4.02	2021 - 2050	752	769	4.04
Total single-family		2,362,723	2,431,692			2,228,114	2,295,537
Multifamily	2021-2050	13,968	14,137	2.34	2021-2050	12,488	12,639	2.43
Total debt of consolidated trusts held by third parties		$2,376,691	$2,445,829			$2,240,602	$2,308,176
(1)Includes $262 million and $205 million at March 31, 2021 and December 31, 2020, respectively, of debt securities of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt securities of consolidated trusts held by third parties was 1.58% and 1.76% as of March 31, 2021 and December 31, 2020, respectively.

Freddie Mac 1Q 2021 Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Debt of Freddie Mac

The table below summarizes the balances and effective interest rates for debt of Freddie Mac.
Table 9.3 - Total Debt of Freddie Mac

	March 31, 2021			December 31, 2020
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Short-term debt:
Discount notes and Reference Bills	$—	$—	—%	$11	$11	0.69%
Medium-term notes	10,910	10,910	0.03	4,944	4,944	1.31
Securities sold under agreements to repurchase (3)	7,930	7,930	(0.05)	—	—	—
Total short-term debt	18,840	18,840	—	4,955	4,955	1.31
Long-term debt:
Original maturities on or before December 31,
2021	35,488	35,484	0.71	43,422	43,417	0.95
2022	59,002	59,022	0.69	61,071	61,092	0.68
2023	54,049	53,980	0.45	61,998	61,920	0.45
2024	17,744	17,719	0.55	21,679	21,651	0.61
2025	36,587	36,207	0.83	44,342	43,944	0.84
Thereafter	36,617	34,881	2.62	36,386	34,583	2.64
STACR and SCR debt(4)	12,061	11,888	4.23	12,488	12,342	4.18
Hedging-related basis adjustments	N/A	(1,650)		N/A	466
Total long-term debt	251,548	247,531	1.09	281,386	279,415	1.09
Total debt of Freddie Mac(5)	$270,388	$266,371		$286,341	$284,370
(1)Represents par value, net of associated discounts or premiums and issuance cost. Includes $2.1 billion and $2.4 billion at March 31, 2021 and December 31, 2020, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected.
(2)Based on carrying amount.
(3)We offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell on our condensed consolidated balance sheets, when such amounts meet the conditions for offsetting in the accounting guidance.
(4)Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time, generally without penalty.
(5)Carrying amount for debt of Freddie Mac includes callable debt of $112.4 billion and $124.0 billion at March 31, 2021 and December 31, 2020, respectively.

Freddie Mac 1Q 2021 Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

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

Freddie Mac 1Q 2021 Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 10.1 - Derivative Assets and Liabilities at Fair Value

	March 31, 2021			December 31, 2020
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$534,976	$1,947	($4,140)	$559,596	$2,639	($7,091)
Written options	30,830	—	(1,714)	18,259	—	(735)
Purchased options (1)	242,260	5,107	—	169,995	5,265	—
Futures	157,628	—	—	181,702	—	—
Total interest-rate management derivatives	965,694	7,054	(5,854)	929,552	7,904	(7,826)
Mortgage commitment derivatives:
Forward contracts to purchase mortgage loans	38,152	5	(337)	37,122	183	—
Forward contracts to purchase mortgage-related securities	55,805	19	(316)	45,185	203	—
Forward contracts to sell mortgage-related securities	171,285	1,483	(34)	136,802	2	(759)
Total mortgage commitment derivatives	265,242	1,507	(687)	219,109	388	(759)
CRT-related derivatives	30,513	29	(57)	28,949	61	(47)
Other	9,190	1	(30)	4,029	2	(16)
Total derivatives not designated as hedges	1,270,639	8,591	(6,628)	1,181,639	8,355	(8,648)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	238,120	149	(2,521)	180,686	224	(500)
Total derivatives designated as fair value hedges	238,120	149	(2,521)	180,686	224	(500)
Derivative interest receivable (payable)(2)		480	(485)		455	(523)
Netting adjustments(3)		(7,135)	8,684		(7,829)	8,717
Total derivative portfolio, net	$1,508,759	$2,085	($950)	$1,362,325	$1,205	($954)
(1)Includes swaptions on credit indices with a notional or contractual amount of $14.3 billion and $16.8 billion at March 31, 2021 and December 31, 2020, respectively, and a fair value of $5.0 million and $9.0 million at March 31, 2021 and December 31, 2020, respectively.
(2)Includes other derivative receivables and payables.
(3)Represents counterparty netting and cash collateral netting.
See Note 11 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac 1Q 2021 Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our condensed consolidated statements of comprehensive income (loss) as investment gains (losses), net.
Table 10.2 - Gains and Losses on Derivatives

(In millions)	1Q 2021	1Q 2020
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$615	($4,863)
Written options	(461)	(320)
Purchased options	(48)	4,542
Futures	286	(2,328)
Total interest-rate risk management derivatives fair value gains (losses)	392	(2,969)
Mortgage commitment derivatives	1,476	(726)
CRT-related derivatives	(42)	78
Other	(3)	31
Total derivatives not designated as hedges fair value gains (losses)	1,823	(3,586)
Accrual of periodic cash settlements(1)	(452)	(176)
Total	$1,371	($3,762)
(1)Includes interest on variation margin on cleared interest-rate swaps.
Fair Value Hedges

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of comprehensive income (loss) line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 10.3 - Gains and Losses on Fair Value Hedges

	1Q 2021		1Q 2020
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$13,902	($10,263)	$17,592	($14,807)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(1,523)	—	4,893	—
Derivatives designated as hedging instruments	1,534	—	(5,080)	—
Interest accruals on hedging instruments	(114)	—	(63)	—
Discontinued hedge-related basis adjustments amortization	(781)	—	(253)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	2,114	—	(505)
Derivatives designated as hedging instruments	—	(2,188)	—	554
Interest accruals on hedging instruments	—	255	—	100
Discontinued hedge-related basis adjustments amortization	—	5	—	20

Freddie Mac 1Q 2021 Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

Cumulative Basis Adjustments Due to Fair Value Hedging

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 10.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	March 31, 2021
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$417,644	$2,813	($1,152)	$3,965	$192,912	$9,507
Debt	(158,646)	1,650	—	(33)	—	—

	December 31, 2020
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$478,077	$5,117	($318)	$5,435	$220,301	$9,112
Debt	(176,512)	(466)	—	(38)	—	—

Freddie Mac 1Q 2021 Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Collateralized Agreements and Offsetting Arrangements
Offsetting of Financial Assets and Liabilities

We offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting and collateral agreement. We also offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell when such amounts meet the conditions for balance sheet offsetting.
The table below presents offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements.
Table 11.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	March 31, 2021
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,614	($5,681)	($1,497)	$436	($392)	$44
Cleared and exchange-traded derivatives	69	—	43	112	—	112
Mortgage commitment derivatives	1,507	—	—	1,507	—	1,507
Other	30	—	—	30	—	30
Total derivatives	9,220	(5,681)	(1,454)	2,085	(392)	1,693
Securities purchased under agreements to resell	23,070	(7,930)	—	15,140	(15,140)	—
Total	$32,290	($13,611)	($1,454)	$17,225	($15,532)	$1,693
Liabilities:
Derivatives:
OTC derivatives	($8,828)	$5,681	$2,975	($172)	$—	($172)
Cleared and exchange-traded derivatives	(32)	—	28	(4)	4	—
Mortgage commitment derivatives	(687)	—	—	(687)	—	(687)
Other	(87)	—	—	(87)	—	(87)
Total derivatives	(9,634)	5,681	3,003	(950)	4	(946)
Securities sold under agreements to repurchase	(7,930)	7,930	—	—	—	—
Total	($17,564)	$13,611	$3,003	($950)	$4	($946)
Referenced footnotes are included after the next table.

Freddie Mac 1Q 2021 Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	December 31, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$8,566	($5,932)	($1,957)	$677	($648)	$29
Cleared and exchange-traded derivatives	17	—	60	77	—	77
Mortgage commitment derivatives	388	—	—	388	—	388
Other	63	—	—	63	—	63
Total derivatives	9,034	(5,932)	(1,897)	1,205	(648)	557
Securities purchased under agreements to resell	105,003	—	—	105,003	(105,003)	—
Total	$114,037	($5,932)	($1,897)	$106,208	($105,651)	$557
Liabilities:
Derivatives:
OTC derivatives	($8,812)	$5,932	$2,759	($121)	$—	($121)
Cleared and exchange-traded derivatives	(37)	—	26	(11)	—	(11)
Mortgage commitment derivatives	(759)	—	—	(759)	—	(759)
Other	(63)	—	—	(63)	—	(63)
Total derivatives	(9,671)	5,932	2,785	(954)	—	(954)
Securities sold under agreements to repurchase	—	—	—	—	—	—
Total	($9,671)	$5,932	$2,785	($954)	$—	($954)
(1)Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.
(2)Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets.
Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. We had $1.9 billion and $2.8 billion pledged to us as collateral that was invested as part of our liquidity and contingency operating portfolio as of March 31, 2021 and December 31, 2020, respectively.
We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At March 31, 2021, and December 31, 2020, we had $22.3 billion and $85.8 billion, respectively, of securities pledged to us in these transactions. In addition, at March 31, 2021 and December 31, 2020, we had $0.7 billion and $0.8 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge.
Collateral Pledged by Freddie Mac
We posted cash collateral totaling $0.2 billion and $1.3 billion as of March 31, 2021 and December 31, 2020, respectively, related to commitments and securities purchased under agreements to resell transactions primarily with central clearing organizations.

Freddie Mac 1Q 2021 Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 11.2 - Collateral in the Form of Securities Pledged

	March 31, 2021
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(3)	Total
Cash equivalents(1)	$—	$2,671	$—	$2,671
Debt securities of consolidated trusts(2)	—	—	348	348
Trading securities	1,555	5,230	1,442	8,227
Total securities pledged	$1,555	$7,901	$1,790	$11,246

	December 31, 2020
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(3)	Total
Debt securities of consolidated trusts(2)	$121	$—	$345	$466
Trading securities	1,920	—	1,163	3,083
Total securities pledged	$2,041	$—	$1,508	$3,549
(1)Represents U.S. Treasury securities accounted for as cash equivalents.
(2)Represents debt securities of consolidated trusts held by us in our mortgage-related investments portfolio which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our condensed consolidated balance sheets.
(3)Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
The table below summarizes the underlying collateral pledged and the remaining contractual maturity of our gross obligations under securities sold under agreements to repurchase.
Table 11.3 - Underlying Collateral Pledged

	March 31, 2021
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
U.S. Treasury securities and other	$2,453	$5,448	$—	$—	$7,901

Freddie Mac 1Q 2021 Form 10-Q	103

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Stockholders' Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The table below presents changes in AOCI after the effects of our federal statutory tax rate of 21% for the periods presented, related to available-for-sale securities, cash flow hedges, and our defined benefit plans.
Table 12.1 - Changes in AOCI by Component, Net of Taxes

	1Q 2021
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$810	($206)	$39	$643
Other comprehensive income before reclassifications	(105)	—	(1)	(106)
Amounts reclassified from accumulated other comprehensive income	(290)	10	(3)	(283)
Changes in AOCI by component	(395)	10	(4)	(389)
Ending balance	$415	($196)	$35	$254

	1Q 2020
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$618	($244)	$64	$438
Other comprehensive income before reclassifications	446	—	2	448
Amounts reclassified from accumulated other comprehensive income	(8)	13	(4)	1
Changes in AOCI by component	438	13	(2)	449
Ending balance	$1,056	($231)	$62	$887

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line items in our condensed consolidated statements of comprehensive income (loss).
Table 12.2 - Reclassifications from AOCI to Net Income

(In millions)	1Q 2021	1Q 2020
AOCI related to available-for-sale securities
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Investment gains (losses), net	$368	$10
Income tax (expense) benefit	(78)	(2)
Net of tax	290	8
AOCI related to cash flow hedge relationships
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Interest expense	(11)	(16)
Income tax (expense) benefit	1	3
Net of tax	(10)	(13)
AOCI related to defined benefit plans
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Salaries and employee benefits	4	5
Income tax (expense) benefit	(1)	(1)
Net of tax	3	4
Total reclassifications in the period net of tax	$283	($1)

Freddie Mac 1Q 2021 Form 10-Q	104

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

Senior Preferred Stock

As a result of changes to the terms of the senior preferred stock pursuant to the January 2021 Letter Agreement, the company will not be required to pay a dividend to Treasury until we have built sufficient capital to meet the capital requirements and buffers set forth in the ERCF. Accordingly, the company was not required to pay a dividend to Treasury on the senior preferred stock in March 2021. As the company builds capital during this period, the quarterly increases in our Net Worth Amount have been, and will continue to be, added to the aggregate liquidation preference of the senior preferred stock. As a result, the liquidation preference of the senior preferred stock increased from $86.5 billion as of December 31, 2020 to $89.1 billion on March 31, 2021 based on the $2.5 billion increase in the Net Worth Amount during 4Q 2020. The liquidation preference will increase to $91.4 billion on June 30, 2021 based on the $2.4 billion increase in our Net Worth Amount during 1Q 2021. See Note 2 for additional information.
As of March 31, 2021, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement.
The table below provides a summary of our senior preferred stock outstanding at March 31, 2021.
Table 12.3 - Senior Preferred Stock

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw Adjustment Dates:
September 8, 2008	1.00	1.00	$1.00	$1,000	$1,000
December 31, 2017	—	—	—	N/A	3,000
September 30, 2019	—	—	—	N/A	1,826
December 31, 2019	—	—	—	N/A	1,848
March 31, 2020	—	—	—	N/A	2,448
June 30, 2020	—	—	—	N/A	382
September 30, 2020	—	—	—	N/A	1,938
December 31, 2020	—	—	—	N/A	2,449
March 31, 2021	—	—	—	N/A	2,522
Total non-draw adjustments	1.00	1.00	1.00		17,413
Draw Dates:
November 24, 2008	—	—	—	N/A	13,800
March 31, 2009	—	—	—	N/A	30,800
June 30, 2009	—	—	—	N/A	6,100
June 30, 2010	—	—	—	N/A	10,600
September 30, 2010	—	—	—	N/A	1,800
December 30, 2010	—	—	—	N/A	100
March 31, 2011	—	—	—	N/A	500
September 30, 2011	—	—	—	N/A	1,479
December 30, 2011	—	—	—	N/A	5,992
March 30, 2012	—	—	—	N/A	146
June 29, 2012	—	—	—	N/A	19
March 30, 2018	—	—	—	N/A	312
Total draw adjustments	—	—	—		71,648
Total senior preferred stock	1.00	1.00	$1.00		$89,061

Freddie Mac 1Q 2021 Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

Stock Issuances and Repurchases

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 1Q 2021, except for issuances of treasury stock relating to stock-based compensation granted prior to conservatorship. During 1Q 2021, the deferral period lapsed on 351 RSUs. At March 31, 2021, there were no RSUs outstanding.
Dividends and Dividend Restrictions

No common dividends were declared during 1Q 2021. As a result of the increase in the applicable Capital Reserve Amount pursuant to the January 2021 Letter Agreement, we did not declare or pay a dividend on the senior preferred stock during 1Q 2021. We also did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 1Q 2021.
Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions.

Freddie Mac 1Q 2021 Form 10-Q	106

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13
NOTE 13
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of comprehensive income (loss).
Table 13.1 - Components of Net Interest Income

(In millions)	March 31, 2021	March 31, 2020
Interest income
Mortgage loans	$13,255	$16,632
Investment securities	610	652
Other	37	308
Total interest income	13,902	17,592
Interest expense
Debt securities of consolidated trusts held by third parties	(9,756)	(13,447)
Debt of Freddie Mac:
Short-term debt	(2)	(430)
Long-term debt	(505)	(930)
Total interest expense	(10,263)	(14,807)
Net interest income	3,639	2,785
Benefit (provision) for credit losses	196	(1,233)
Net interest income after benefit (provision) for credit losses	$3,835	$1,552

Freddie Mac 1Q 2021 Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14
NOTE 14
Investment Gains (Losses), Net
The table below presents the components of investment gains (losses), net on our condensed consolidated statements of comprehensive income (loss).
Table 14.1 - Components of Investment Gains (Losses), Net

(In millions)	1Q 2021	1Q 2020
Investment gains (losses), net:
Mortgage loans gains (losses)	$206	$1,172
Investment securities gains (losses)	(507)	1,055
Debt gains (losses)	138	700
Derivative gains (losses)	1,371	(3,762)
Investment gains (losses), net	$1,208	($835)

Freddie Mac 1Q 2021 Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Segment Reporting
During 1Q 2021, our chief operating decision maker began making decisions about allocating resources and assessing segment performance based on two reportable segments, Single-family and Multifamily. In prior periods, we managed our business based on three reportable segments, Single-family Guarantee, Multifamily, and Capital Markets. As our mortgage-related investments portfolio has declined over time, our capital markets activities have become increasingly focused on supporting our single-family and multifamily businesses. As a result, we have determined that, effective in 1Q 2021, our Capital Markets segment should no longer be considered a separate reportable segment, and our chief operating decision maker no longer reviews separate financial results or discrete financial information for our capital markets activities. Substantially all of the revenues and expenses that were previously directly attributable to our Capital Markets segment are now included in our Single-family segment, while certain administrative expenses and other centrally-incurred costs previously allocated to the Capital Markets segment are now allocated between the Single-family and Multifamily segments using various methodologies depending on the nature of the expense.
In connection with this change, we have also changed the measure of segment profit and loss for each segment to be based on net income and comprehensive income calculated using the same accounting policies we use to prepare our general purpose financial statements in conformity with generally accepted accounting principles. The financial results of each reportable segment include directly attributable revenue and expenses. We allocate interest expense and other debt funding and hedging-related costs to each reportable segment using a funds transfer pricing process. We fully allocate to each reportable segment the administrative expenses and other centrally-incurred costs that are not directly attributable to a particular segment using various methodologies depending on the nature of the expense. As a result, the sum of each income statement line item for the two reportable segments is equal to that same income statement line item for the consolidated entity. We have discontinued the reclassifications of certain activities between various line items that were included in our previous measure of segment profit and loss. Prior period information has been revised to conform to the current period presentation.

Segment	Description
Single-family
Reflects results from our purchase, sale, securitization, and guarantee of single-family loans and securities, our investments in those loans and securities, the management of single-family mortgage credit risk and market risk, and any results of our treasury function that are not allocated to each segment.

Multifamily
Reflects results from our purchase, sale, securitization, and guarantee of multifamily loans and securities, our investments in those loans and securities, and the management of multifamily mortgage credit risk and market risk.

Segment Allocations and Results

The results of each reportable segment include directly attributable revenues and expenses. We allocate interest expense and other debt funding and hedging-related costs to each reportable segment using a funds transfer pricing process. We fully allocate to each reportable segment administrative expenses and other centrally-incurred costs that are not directly attributable to a particular segment using various methodologies depending on the nature of the expense.

Freddie Mac 1Q 2021 Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

The table below presents the financial results for our Single-family and Multifamily segments.
Table 15.1 - Segment Financial Results

	1Q 2021
	Single-family	Multifamily	Total
(In millions)
Net interest income	$3,308	$331	$3,639
Non-interest income (loss)
Guarantee fee income	89	159	248
Investment gains (losses), net	300	908	1,208
Other income (loss)	152	26	178
Non-interest income (loss)	541	1,093	1,634
Net revenues	3,849	1,424	5,273
Benefit (provision) for credit losses	146	50	196
Non-interest expense
Administrative expense	(488)	(151)	(639)
Credit enhancement expense	(325)	(10)	(335)
Benefit for (decrease in) credit enhancement recoveries	(245)	(12)	(257)
REO operations expense	(8)	—	(8)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(534)	—	(534)
Other expense	(209)	(6)	(215)
Non-interest expense	(1,809)	(179)	(1,988)
Income (loss) before income tax (expense) benefit	2,186	1,295	3,481
Income tax (expense) benefit	(448)	(266)	(714)
Net income (loss)	1,738	1,029	2,767
Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	(335)	(60)	(395)
Changes in unrealized gains (losses) related to cash flow hedge relationships	10	—	10
Changes in defined benefit plans	(3)	(1)	(4)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(328)	(61)	(389)
Comprehensive income (loss)	$1,410	$968	$2,378

Freddie Mac 1Q 2021 Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	1Q 2020
	Single-family	Multifamily	Total
(In millions)
Net interest income	$2,485	$300	$2,785
Non-interest income (loss)
Guarantee fee income	(13)	390	377
Investment gains (losses), net	24	(859)	(835)
Other income (loss)	58	37	95
Non-interest income (loss)	69	(432)	(363)
Net revenues	2,554	(132)	2,422
Benefit (provision) for credit losses	(1,166)	(67)	(1,233)
Non-interest expense
Administrative expense	(467)	(120)	(587)
Credit enhancement expense	(227)	(4)	(231)
Benefit for (decrease in) credit enhancement recoveries	439	28	467
REO operations expense	(85)	—	(85)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(432)	—	(432)
Other expense	(98)	(5)	(103)
Non-interest expense	(870)	(101)	(971)
Income (loss) before income tax (expense) benefit	518	(300)	218
Income tax (expense) benefit	(107)	62	(45)
Net income (loss)	411	(238)	173
Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	374	64	438
Changes in unrealized gains (losses) related to cash flow hedge relationships	13	—	13
Changes in defined benefit plans	(2)	—	(2)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	385	64	449
Comprehensive income (loss)	$796	($174)	$622
We measure total assets for our reportable segments based on the mortgage portfolio for each segment. We operate our business in the U.S. and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the U.S. and its territories.
The table below presents total assets for our Single-family and Multifamily segments.
Table 15.2 - Segment Assets

(In millions)	March 31, 2021	December 31, 2020
Single-family	$2,458,112	$2,326,426
Multifamily	393,677	388,347
Total segment assets	2,851,789	2,714,773
Reconciling items(1)	(109,915)	(87,358)
Total assets per condensed consolidated balance sheets	$2,741,874	$2,627,415

(1)Reconciling items include assets included in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 1Q 2021 Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

NOTE 16
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by loan portfolio and geographic area of the approximately $2.5 trillion and $2.3 trillion UPB of our single-family mortgage portfolio as of March 31, 2021 and December 31, 2020, respectively. See Note 4, Note 6, and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.
Table 16.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	March 31, 2021			December 31, 2020			1Q 2021(1)		1Q 2020(1)
(Dollars in billions)	Portfolio UPB	% of Portfolio	SDQ Rate	Portfolio UPB	% of Portfolio	SDQ Rate	Credit Losses Amount	% of Credit Losses(2)	Credit Losses Amount	% of Credit Losses
Region:(3)
West	$770	31%	2.11%	$720	31%	2.41%	$—	NM	$—	8%
Northeast	581	24	2.82	549	24	3.16	—	NM	0.1	36
North Central	371	15	1.88	357	15	2.06	—	NM	0.1	29
Southeast	393	16	2.58	375	16	2.95	—	NM	—	18
Southwest	343	14	2.33	325	14	2.59	—	NM	—	9
Total	$2,458	100%	2.34	$2,326	100%	2.64	$—	NM	$0.2	100%
State:
California	$455	19%	2.29	$424	18%	2.64	$—	NM	$—	5%
Texas	152	6	2.75	145	6	3.11	—	NM	—	3
Florida	142	6	3.14	135	6	3.70	—	NM	—	9
New York	108	4	4.07	103	4	4.56	—	NM	—	9
Illinois	99	4	2.83	96	4	2.96	—	NM	0.1	16
All other	1,502	61	2.09	1,423	62	2.34	—	NM	0.1	58
Total	$2,458	100%	2.34	$2,326	100%	2.64	$—	NM	$0.2	100%
(1)Excludes credit losses related to charge-offs of accrued interest receivables.
(2)NM - not meaningful due to the credit losses amount rounding to zero.
(3)Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
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
Although we do not categorize single-family loans we purchase or guarantee as prime or subprime, we recognize that there are

Freddie Mac 1Q 2021 Form 10-Q	112

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

a number of loan types with certain characteristics that indicate a higher degree of credit risk.
For example, a borrower's credit score is a useful measure for assessing the credit quality of the borrower. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores.
Presented below is a summary of the serious delinquency rates of certain higher-risk categories (based on characteristics of the loan at origination) of loans in our single-family mortgage portfolio. The table presents each higher-risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%). Loans with a combination of these attributes will have an even higher risk of delinquency than those with an individual attribute.
Table 16.2 - Certain Higher Risk Categories in Our Single-Family Mortgage Portfolio

	% of Portfolio(1)		SDQ Rate(1)
(% of portfolio based on UPB)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Interest-only	—%	—%	NM	NM
Alt-A	1	1	10.49%	10.66%
Original LTV ratio greater than 90%(2)	14	15	4.01	4.25
Lower credit scores at origination (less than 620)	1	1	10.93	11.00
(1)Excludes $493 million and $505 million UPB of loans underlying certain other securitization products for which data was not available as of March 31, 2021 and December 31, 2020, respectively.
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
Table 16.3 - Seller Concentration

Single-family Sellers	1Q 2021	1Q 2020
JPMorgan Chase Bank, N.A.	4%	12%
United Wholesale Mortgage, LLC(1)	5	10
Other top 10 sellers	39	33
Top 10 single-family sellers	48%	55%

Multifamily Sellers	1Q 2021	1Q 2020
Berkadia Commercial Mortgage LLC	14%	14%
CBRE Capital Markets, Inc.	14	17
JLL Real Estate Capital, LLC	10	4
Other top 10 sellers	43	43
Top 10 multifamily sellers	81%	78%
(1)United Wholesale Mortgage, LLC was previously known as United Shore Financial Services, LLC.
We purchase single-family loans from both depository and non-depository sellers. Non-depository institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. Our top five non-depository sellers provided approximately 30% and 27% of our single-family purchase volume during 1Q 2021 and 1Q 2020, respectively.

Freddie Mac 1Q 2021 Form 10-Q	113

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

Significant portions of our single-family and multifamily loans are serviced by several large servicers. The table below summarizes the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family mortgage portfolio and multifamily mortgage portfolio as of March 31, 2021 or December 31, 2020.
Table 16.4 - Servicer Concentration

Single-family Servicers	March 31, 2021(1)	December 31, 2020(1)
Wells Fargo Bank, N.A.	10%	11%
Other top 10 servicers	37	38
Top 10 single-family servicers	47%	49%

Multifamily Servicers(2)	March 31, 2021	December 31, 2020
CBRE Capital Markets, Inc.	17%	17%
Berkadia Commercial Mortgage LLC	13	13
JLL Real Estate Capital LLC	11	11
Other top 10 servicers	40	39
Top 10 multifamily servicers	81%	80%
(1)Percentage of servicing volume is based on the total single-family mortgage portfolio, which includes loans where we do not exercise servicing control. However, loans where we do not exercise servicing control are not included for purposes of determining the concentration of servicers who serviced more than 10% of our single-family mortgage portfolio.
(2)Represents multifamily primary servicers.
Single-family loans utilize both depository and non-depository servicers. Some of these non-depository servicers have grown in recent years and now service a large share of our loans. As of both March 31, 2021 and December 31, 2020, approximately 18% of our single-family mortgage portfolio, excluding loans for which we do not exercise control over the associated servicing, was serviced by our five largest non-depository servicers, on a combined basis. We routinely monitor the performance of our largest non-depository servicers.
Multifamily loans utilize both primary and master servicers. Primary servicers service unsecuritized mortgage loans and are also typically engaged by master servicers to service on their behalf the mortgage loans underlying securitizations. For a majority of our K Certificate securitizations, we utilize one of three large financial depository institutions as master servicer. For SB Certificate securitizations and a smaller number of K Certificate securitizations, we serve as master servicer. Multifamily primary servicers included in the table above present potential operational risk and impact to the borrowers if the servicing needs to be transferred to another servicer. We also have exposure to the master servicers of our multifamily securitization transactions who bear responsibility to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed unrecoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk.
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
We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 7 for additional information. As of March 31, 2021, mortgage insurers provided coverage with maximum loss limits of $119.1 billion, for $485.6 billion of UPB, in connection with our single-family mortgage portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under other types of insurance. Changes in our expectations related to recovery and collectability from our credit enhancement providers may affect our estimates of expected credit losses, perhaps significantly.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall mortgage insurance coverage. On October 23, 2016, Genworth Financial, Inc. ("Genworth") announced that it had entered into an agreement to be acquired by China Oceanwide Holdings Group Co., Ltd. ("Oceanwide"). Because Genworth Mortgage Insurance Corporation, a subsidiary of Genworth, is an approved mortgage insurer, Freddie Mac evaluated the planned acquisition and approved Oceanwide's control of Genworth Mortgage Insurance Corporation. On April 6, 2021, Genworth announced that it had terminated its merger agreement with Oceanwide.

Freddie Mac 1Q 2021 Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

Table 16.5 - Mortgage Insurer Concentration

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	March 31, 2021	December 31, 2020
Arch Mortgage Insurance Company	A-	20%	20%
Radian Guaranty Inc.	BBB+	19	19
Mortgage Guaranty Insurance Corporation	BBB+	18	18
Essent Guaranty, Inc.	BBB+	16	16
Genworth Mortgage Insurance Corporation	BB+	15	15
National Mortgage Insurance Corporation	BBB	11	10
Total		99%	98%
(1)    Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of March 31, 2021. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.
(2)    Coverage amounts exclude coverage related to IMAGIN and may include coverage provided by affiliates and subsidiaries of the counterparty.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of both March 31, 2021 and December 31, 2020, we had cumulative unpaid deferred payment obligations of $0.4 billion from these insurers. We have reserved substantially all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
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
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of March 31, 2021 and December 31, 2020, including amounts related to our consolidated VIEs, the balance in our other investments portfolio was $164.8 billion and $163.1 billion, respectively. The balances consist primarily of cash, securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities. As of March 31, 2021, all of our securities purchased under agreements to resell were fully collateralized. As of March 31, 2021 and December 31, 2020, $0.7 billion and $0.8 billion, respectively, of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty risk of these institutions.

Freddie Mac 1Q 2021 Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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

Freddie Mac 1Q 2021 Form 10-Q	116

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents our assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.
Table 17.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2021
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$5,754	$801	$—	$6,555
Non-agency and other	—	1	1,035	—	1,036
Total available-for-sale securities, at fair value	—	5,755	1,836	—	7,591
Trading, at fair value:
Mortgage-related securities:
Agency	—	19,954	3,061	—	23,015
Non-agency	—	—	1	—	1
Total mortgage-related securities	—	19,954	3,062	—	23,016
Non-mortgage-related securities	30,208	1,065	—	—	31,273
Total trading securities, at fair value	30,208	21,019	3,062	—	54,289
Total investments in securities	30,208	26,774	4,898	—	61,880
Mortgage loans:
Held-for-sale, at fair value	—	8,093	—	—	8,093

Derivative assets, net	30	8,680	30	—	8,740
Netting adjustments(1)	—	—	—	(6,655)	(6,655)
Total derivative assets, net	30	8,680	30	(6,655)	2,085
Other assets:
Guarantee assets, at fair value	—	—	5,688	—	5,688
Non-derivative held-for-sale purchase commitments, at fair value	—	91	—	—	91
All other, at fair value	—	—	115	—	115
Total other assets	—	91	5,803	—	5,894
Total assets carried at fair value on a recurring basis	$30,238	$43,638	$10,731	($6,655)	$77,952
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$2	$260	$—	$262
Debt of Freddie Mac, at fair value	—	1,982	120	—	2,102

Derivative liabilities, net	—	9,115	34	—	9,149
Netting adjustments(1)	—	—	—	(8,199)	(8,199)
Total derivative liabilities, net	—	9,115	34	(8,199)	950
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	5	—	—	5
All other, at fair value	—	—	—	—	—
Total other liabilities	—	5	—	—	5
Total liabilities carried at fair value on a recurring basis	$—	$11,104	$414	($8,199)	$3,319
Referenced footnote is included after the next table.

Freddie Mac 1Q 2021 Form 10-Q	117

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$13,778	$526	$—	$14,304
Non-agency and other	—	1	1,062	—	1,063
Total available-for-sale securities, at fair value	—	13,779	1,588	—	15,367
Trading, at fair value:
Mortgage-related securities:
Agency	—	14,246	3,258	—	17,504
Non-agency	—	—	1	—	1
Total mortgage-related securities	—	14,246	3,259	—	17,505
Non-mortgage-related securities	26,255	698	—	—	26,953
Total trading securities, at fair value	26,255	14,944	3,259	—	44,458
Total investments in securities	26,255	28,723	4,847	—	59,825
Mortgage loans:
Held-for-sale, at fair value	—	14,199	—	—	14,199

Derivative assets, net	—	8,516	63	—	8,579
Netting adjustments(1)	—	—	—	(7,374)	(7,374)
Total derivative assets, net	—	8,516	63	(7,374)	1,205
Other assets:
Guarantee assets, at fair value	—	—	5,509	—	5,509
Non-derivative held-for-sale purchase commitments, at fair value	—	158	—	—	158
All other, at fair value	—	—	108	—	108
Total other assets	—	158	5,617	—	5,775
Total assets carried at fair value on a recurring basis	$26,255	$51,596	$10,527	($7,374)	$81,004
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$2	$203	$—	$205
Debt of Freddie Mac, at fair value	—	2,267	120	—	2,387

Derivative liabilities, net	—	9,132	16	—	9,148
Netting adjustments(1)	—	—	—	(8,194)	(8,194)
Total derivative liabilities, net	—	9,132	16	(8,194)	954
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	1	—	—	1
All other, at fair value	—	—	3	—	3
Total other liabilities	—	1	3	—	4
Total liabilities carried at fair value on a recurring basis	$—	$11,402	$342	($8,194)	$3,550
(1)     Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

Freddie Mac 1Q 2021 Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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
Table 17.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	1Q 2021
	Balance, January 1, 2021	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2021	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2021(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2021
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$526	$—	($6)	$432	$—	($130)	($21)	$—	$—	$801	$—	($4)
Non-agency and other	1,062	6	—	—	—	—	(33)	—	—	1,035	6	—
Total available-for-sale mortgage-related securities	1,588	6	(6)	432	—	(130)	(54)	—	—	1,836	6	(4)
Trading, at fair value:
Mortgage-related securities:
Agency	3,258	(174)	—	445	—	(269)	(19)	—	(180)	3,061	(183)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	3,259	(174)	—	445	—	(269)	(19)	—	(180)	3,062	(183)	—
Derivative assets	63	(33)	—	—	—	—	—	—	—	30	(33)	—
Other assets:
Guarantee assets	5,509	(86)	—	—	488	—	(223)	—	—	5,688	(86)	—
All other, at fair value	108	10	—	(4)	6	—	(5)	—	—	115	11	—
Total other assets	5,617	(76)	—	(4)	494	—	(228)	—	—	5,803	(75)	—

	Balance, January 1, 2021	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2021	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2021(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2021
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	$4	$—	$—	$53	$—	$—	$—	$—	$260	$4	$—
Debt of Freddie Mac, at fair value	120	2	—	—	1	—	(3)	—	—	120	2	—
Derivative liabilities	16	19	—	—	2	—	(3)	—	—	34	16	—
All other, at fair value	3	(5)	—	2	—	—	—	—	—	—	(4)	—
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2021 Form 10-Q	119

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

	1Q 2020
	Balance, January 1, 2020	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2020	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2020(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2020
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$1,960	$12	$38	$—	$—	($208)	($57)	$—	($1,095)	$650	$—	($2)
Non-agency and other	1,267	3	(126)	—	—	—	(43)	—	—	1,101	3	(100)
Total available-for-sale mortgage-related securities	3,227	15	(88)	—	—	(208)	(100)	—	(1,095)	1,751	3	(102)
Trading, at fair value:
Mortgage-related securities:
Agency	2,709	15	—	352	—	(105)	(31)	—	(396)	2,544	1	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	2,710	15	—	352	—	(105)	(31)	—	(396)	2,545	1	—
Derivative assets	16	47	—	—	—	—	—	—	—	63	47	—
Other assets:
Guarantee assets	4,426	99	—	—	223	—	(183)	—	—	4,565	99	—
All other, at fair value	120	(7)	—	(1)	6	(8)	(4)	—	—	106	(8)	—
Total other assets	4,546	92	—	(1)	229	(8)	(187)	—	—	4,671	91	—

	Balance, January 1, 2020	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2020	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2020(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2020
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	($4)	$—	$—	$—	$—	$—	$—	$—	$199	($4)	$—
Debt of Freddie Mac, at fair value	129	(11)	—	—	1	—	(1)	33	—	151	(11)	—
Derivative liabilities	37	(10)	—	—	1	—	(4)	—	—	24	(14)	—
All other, at fair value	1	—	—	—	—	—	—	—	—	1	—	—
B

(1)Transfers out of Level 3 during 1Q 2021 and 1Q 2020 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 1Q 2020 consisted primarily of certain mortgage-related securities due to a decrease in market activity and the availability of relevant price quotes from dealers and third-party pricing services.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at March 31, 2021 and March 31, 2020, respectively. This amount includes any allowance for credit losses recorded on available-for-sale securities and amortization of basis adjustments.

Freddie Mac 1Q 2021 Form 10-Q	120

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 17.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	March 31, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(2)
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$690	Discounted cash flows	OAS	36 - 89 bps	66 bps
	111	Other
Non-agency and other	879	Median of external sources	External pricing sources	$66.2 - $79.3	$72.0
	156	Other
Trading, at fair value
Mortgage-related securities
Agency	2,360	Single external source	External pricing sources	$0.0 - $8,257.7	$970.5
	364	Discounted cash flows	OAS	(811) - 56,028 bps	596 bps
	337	Other
Guarantee assets, at fair value	5,300	Discounted cash flows	OAS	17 - 186 bps	45 bps
	388	Other
Insignificant Level 3 assets(1)	146
Total level 3 assets	$10,731
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$204	Single external source	External pricing sources	$99.8 - $106.9	$102.2
	56	Other
Insignificant Level 3 liabilities(1)	154
Total level 3 liabilities	$414
Referenced footnote is included after the next table.

Freddie Mac 1Q 2021 Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

	December 31, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(2)
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$410	Discounted cash flows	OAS	90 - 90 bps	90 bps
	116	Other
Non-agency and other	875	Median of external sources	External pricing sources	$67.1 - $79.1	$72.8
	187	Other
Trading, at fair value
Mortgage-related securities
Agency	2,204	Single external source	External pricing sources	$0.0 - $8,894.6	$947.8
	472	Discounted cash flows	OAS	(951) - 2,910 bps	834 bps
	583	Other
Guarantee assets, at fair value	5,195	Discounted cash flows	OAS	15 - 186 bps	38 bps
	314	Other
Insignificant Level 3 assets(1)	171
Total level 3 assets	$10,527
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	Single external source	External pricing sources	$97.3 - $ 107.0	$101.7
Insignificant Level 3 liabilities(1)	139
Total level 3 liabilities	$342
(1)     Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.
(2) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 1Q 2021 Form 10-Q	122

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 17.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	March 31, 2021				December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$11	$1,731	$1,742	$—	$6	$2,241	$2,247
(1)Includes loans that are classified as held-for-investment and have been measured for impairment based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost.
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 17.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	March 31, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$1,731
		Internal model	Historical sales proceeds	$3,431 - $595,000	$209,549
		Internal model	Housing sales index	69 - 640 bps	122 bps
		Median of external sources	External pricing sources	$60.2 - $106.0	$94.5

	December 31, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$2,241
		Internal model	Historical sales proceeds	$3,001 - $696,004	$202,539
		Internal model	Housing sales index	66 - 345 bps	119 bps
		Median of external sources	External pricing sources	$59.5 - $104.0	$92.1
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 1Q 2021 Form 10-Q	123

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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
Table 17.6 - Fair Value of Financial Instruments

		March 31, 2021
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$100,979	$100,979	$—	$—	$—	$100,979
Securities purchased under agreements to resell	Amortized cost	15,140	—	23,070	—	(7,930)	15,140
Investment securities:
Available-for-sale, at fair value	FV - OCI	7,591	—	5,755	1,836	—	7,591
Trading, at fair value	FV - NI	54,289	30,208	21,019	3,062	—	54,289
Total investment securities		61,880	30,208	26,774	4,898	—	61,880
Mortgage loans:
Loans held by consolidated trusts		2,395,707	—	2,174,999	258,491	—	2,433,490
Loans held by Freddie Mac		112,180	—	77,983	37,537	—	115,520
Total mortgage loans	Various(3)	2,507,887	—	2,252,982	296,028	—	2,549,010
Derivative assets, net	FV - NI	2,085	30	8,680	30	(6,655)	2,085
Guarantee assets	FV - NI	5,688	—	—	5,694	—	5,694
Non-derivative purchase commitments, at fair value	FV - NI	91	—	192	—	—	192
Advances to lenders	Amortized cost	6,401	—	—	6,401	—	6,401
Secured lending	Amortized cost	1,632	—	1,430	49	—	1,479
Total financial assets		$2,701,783	$131,217	$2,313,128	$313,100	($14,585)	$2,742,860
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$2,445,829	$—	$2,472,078	$855	$—	$2,472,933
Debt of Freddie Mac		258,441	—	268,093	3,813	(7,930)	263,976
Total debt	Various(4)	2,704,270	—	2,740,171	4,668	(7,930)	2,736,909
Derivative liabilities, net	FV - NI	950	—	9,115	34	(8,199)	950
Guarantee obligations	Amortized cost	5,275	—	—	6,100	—	6,100
Non-derivative purchase commitments, at fair value	FV - NI	29	—	5	167	—	172
Total financial liabilities		$2,710,524	$—	$2,749,291	$10,969	($16,129)	$2,744,131
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.
(3)As of March 31, 2021, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $2.5 trillion, $16.8 billion, and $8.1 billion, respectively.
(4)As of March 31, 2021, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.7 trillion and $2.4 billion, respectively.

Freddie Mac 1Q 2021 Form 10-Q	124

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

		December 31, 2020
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$23,889	$23,889	$—	$—	$—	$23,889
Securities purchased under agreements to resell	Amortized cost	105,003	—	105,003	—	—	105,003
Investment securities:
Available-for-sale, at fair value	FV - OCI	15,367	—	13,779	1,588	—	15,367
Trading, at fair value	FV - NI	44,458	26,255	14,944	3,259	—	44,458
Total investment securities		59,825	26,255	28,723	4,847	—	59,825
Mortgage loans:
Loans held by consolidated trusts		2,273,347	—	2,080,687	262,309	—	2,342,996
Loans held by Freddie Mac		110,541	—	76,917	36,578	—	113,495
Total mortgage loans	Various(3)	2,383,888	—	2,157,604	298,887	—	2,456,491
Derivative assets, net	FV - NI	1,205	—	8,516	63	(7,374)	1,205
Guarantee assets	FV - NI	5,509	—	—	5,515	—	5,515
Non-derivative purchase commitments, at fair value	FV - NI	158	—	246	—	—	246
Advances to lenders	Amortized cost	4,162	—	—	4,162	—	4,162
Secured lending	Amortized cost	1,680	—	1,427	89	—	1,516
Total financial assets		$2,585,319	$50,144	$2,301,519	$313,563	($7,374)	$2,657,852
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$2,308,176	$—	$2,382,157	$852	$—	$2,383,009
Debt of Freddie Mac		284,370	—	286,634	4,088	—	290,722
Total debt	Various(4)	2,592,546	—	2,668,791	4,940	—	2,673,731
Derivative liabilities, net	FV - NI	954	—	9,132	16	(8,194)	954
Guarantee obligations	Amortized cost	5,050	—	—	5,378	—	5,378
Non-derivative purchase commitments, at fair value	FV - NI	20	—	1	143	—	144
Total financial liabilities		$2,598,570	$—	$2,677,924	$10,477	($8,194)	$2,680,207
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.
(3)As of December 31, 2020, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $2.4 trillion, $19.5 billion, and $14.2 billion, respectively.
(4)As of December 31, 2020, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.6 trillion and $2.6 billion, respectively.
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and long-term debt.
The table below presents the fair value and UPB related to certain loans and long-term debt for which we have elected the fair value option. This table does not include interest-only securities related to debt securities of consolidated trusts and debt of Freddie Mac held by third parties with a fair value of $245 million and $173 million and multifamily held-for-sale loan purchase commitments with a net fair value of $86 million and $157 million, as of March 31, 2021 and December 31, 2020, respectively.

Freddie Mac 1Q 2021 Form 10-Q	125

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

Table 17.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected

	March 31, 2021			December 31, 2020
(In millions)	Multifamily Held-For-Sale Loans	Debt of Freddie Mac - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties	Multifamily Held-For-Sale Loans	Debt of Freddie Mac - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties
Fair value	$8,093	$1,915	$204	$14,199	$2,216	$203
UPB	7,884	1,896	200	13,400	2,189	200
Difference	$209	$19	$4	$799	$27	$3
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in non-interest income (loss) in our condensed consolidated statements of comprehensive income (loss), related to items for which we have elected the fair value option.
Table 17.8 - Changes in Fair Value Under the Fair Value Option Election

	1Q 2021	1Q 2020
(In millions)	Gains (Losses)
Multifamily held-for-sale loans	($451)	$638
Multifamily held-for-sale loan purchase commitments	195	532
Debt of Freddie Mac - long term	8	548
Debt securities of consolidated trusts held by third parties	(4)	4
Changes in fair value attributable to instrument-specific credit risk were not material for 1Q 2021 and 1Q 2020 for any assets or liabilities for which we elected the fair value option.

Freddie Mac 1Q 2021 Form 10-Q	126

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

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
At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of the appellate process, and the inherent uncertainty of pre-trial litigation in the event the case is ultimately remanded to the District Court in whole or in part. In particular, while the District Court denied plaintiff's motion for class certification, this decision and the entry of final judgment in defendants' favor have been appealed. Absent a final resolution of whether a class will be certified, the identification of a class if one is certified, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.
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

Freddie Mac 1Q 2021 Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

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

Freddie Mac 1Q 2021 Form 10-Q	128

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

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
Litigation in the U.S. Court of Federal Claims

Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac as a nominal defendant, on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government's alleged taking of its property, attorneys' fees, costs, and other expenses. On March 8, 2018, the plaintiffs filed an amended complaint under seal, with a redacted copy filed on November 14, 2018. The United States filed a motion to dismiss on August 1, 2018 and an amended motion to dismiss on October 1, 2018. The Court denied the United States' motion to dismiss on May 8, 2020 and granted plaintiffs' motion to certify the decisions for interlocutory appeal on June 11, 2020. The Federal Circuit denied the petition for interlocutory appeal on August 21, 2020. These proceedings are stayed pending a ruling on the Fairholme Funds appeals.
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
Perry Capital LLC vs. the United States of America, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac and Fannie Mae as nominal defendants, on August 15, 2018. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation or an illegal exaction in violation of the Fifth Amendment, and that by enacting the net worth sweep, the government breached the fiduciary duty it owed to Freddie Mac and Fannie Mae, and implied-in-fact contracts between the United States on the one hand and Freddie Mac and Fannie Mae on the other. The plaintiff asks that it, Freddie Mac, and Fannie Mae be awarded just compensation for the government's alleged taking of their property or damages for the illegal exaction; damages for the government's breach of fiduciary duties; and damages for the government's breach of the alleged implied-in-fact contracts. These proceedings are stayed pending a ruling on the Fairholme Funds appeals.
At present, it is not possible for us to predict the probable outcome of the lawsuits discussed above in the U.S. District Courts and the U.S. Court of Federal Claims (including the outcome of any appeal) or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of

Freddie Mac 1Q 2021 Form 10-Q	129

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

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

Freddie Mac 1Q 2021 Form 10-Q	130

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 19

NOTE 19
Regulatory Capital
In October 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to monitor our capital levels, but the existing statutory and FHFA regulatory capital requirements are not binding during conservatorship.
We continue to provide quarterly submissions to FHFA on minimum capital as required by FHFA. The table below summarizes our net worth and estimated core capital and minimum capital levels reported to FHFA.
Table 19.1 - Net Worth and Minimum Capital

(In millions)	March 31, 2021	December 31, 2020
GAAP net worth (deficit)	$18,791	$16,413

Core capital (deficit)(1)(2)	(54,111)	(56,878)
Less: Minimum capital(1)	23,068	22,694
Minimum capital surplus (deficit)(1)	($77,179)	($79,572)
(1)Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.
(2)Core capital excludes certain components of GAAP total equity (i.e., AOCI and senior preferred stock) as these items do not meet the statutory definition of core capital.
In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make economic business decisions, while in conservatorship, utilizing a risk-based CCF, a capital system with detailed formulae provided by FHFA. In November 2020, FHFA released a final rule that establishes the ERCF as a new regulatory capital framework for Freddie Mac and Fannie Mae. The ERCF, which went into effect in February 2021, has a transition period for compliance. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order; however, we may begin implementing the ERCF sooner, upon the direction of FHFA or otherwise. We will be required to report our regulatory capital under the ERCF beginning on January 1, 2022, and expect to continue capital reporting that is required by FHFA. The ERCF specifies substantial capital requirements and could affect our business strategies, perhaps significantly.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 1Q 2021 Form 10-Q	131

Other Information
Other Information
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 18 in this Form 10-Q and Note 20 in our 2020 Annual Report.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. For information on these lawsuits, see the Legal Proceedings section in our 2020 Annual Report. Freddie Mac is not a party to any of these lawsuits.
RISK FACTORS
This Form 10-Q should be read together with the Risk Factors section in our 2020 Annual Report, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
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
We provide disclosure about our debt securities on our website at www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac's global debt facility, including pricing supplements for individual issuances of debt securities. Similar information about our STACR transactions and SCR debt notes is available at crt.freddiemac.com and mf.freddiemac.com/investors, respectively.
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
We provide additional information, including product descriptions, investor presentations, securities issuance calendars, transactions volumes and details, redemption notices, Freddie Mac research, and material developments or other events that may be important to investors, in each case as applicable, on the websites for our business activities, which can be found at sf.freddiemac.com, mf.freddiemac.com, and www.freddiemac.com/capital-markets.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 1Q 2021 Form 10-Q	132

Controls and Procedures

Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management of the company, including the company's Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures.
Management, including the company's Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. As a result of management's evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 1Q 2021
We evaluated the changes in our internal control over financial reporting that occurred during 1Q 2021 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of March 31, 2021 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 1Q 2021 have been prepared in conformity with GAAP.

Freddie Mac 1Q 2021 Form 10-Q	133

Exhibit Index

Exhibit Index

Exhibit	Description*

4.1
Fourth Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated April 13, 2021

4.2	Federal Home Loan Mortgage Corporate Global Debt Facility Agreement, dated February 11, 2021

10.1	Agreement, dated February 9, 2021, between Freddie Mac and David M. Brickman†

10.2	Memorandum Agreement, dated February 9, 2021, between Freddie Mac and David M. Brickman†

31.1	Certification of Interim Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

Freddie Mac 1Q 2021 Form 10-Q	134

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Mark B. Grier
Mark B. Grier
Interim Chief Executive Officer
(Principal Executive Officer)
Date: April 29, 2021

By:	/s/ Christian M. Lown
Christian M. Lown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: April 29, 2021

Freddie Mac 1Q 2021 Form 10-Q	135

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	68 - 131
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 67
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55 - 57
Item 4.	Controls and Procedures	133
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	132
Item 1A.	Risk Factors	132
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	132
Item 6.	Exhibits	132
Exhibit Index		134
Signatures		135

Freddie Mac 1Q 2021 Form 10-Q	136