Form 10-Q
period 2021-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2021-07-29
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 13, 2021, there were 650,059,553 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac 2Q 2021 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 2Q 2021 Form 10-Q	ii

Freddie Mac 2Q 2021 Form 10-Q	iii

Management's Discussion and Analysis	Introduction
Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations, including the effects the COVID-19 pandemic and the actions taken in response may have on our liquidity, business activities, financial condition, and results of operations, and that are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the MD&A - Forward-Looking Statements section of this Form 10-Q and the Introduction and Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2020, or 2020 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2020 Annual Report.
You should read the following MD&A in conjunction with our 2020 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2021 included in Financial Statements.
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
COVID-19 Pandemic Response Efforts
Throughout the COVID-19 pandemic, we have remained focused on serving our mission and the crucial role we play in the U.S. housing finance system while supporting the health and safety of our communities, customers, and staff. We continue to actively monitor the effects of the pandemic and to make decisions based on guidance from national, state, and local governments and public health authorities, including the U.S. CDC. More than 95% of our staff continued to work remotely as of June 30, 2021. We have started planning for our staff to return to the office. The decision as to timing will be informed by local infection rates, CDC guidance, and other factors.
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

Freddie Mac 2Q 2021 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues, Net Income, and Comprehensive Income
(In billions)
■    Net income was $3.7 billion for 2Q 2021, an increase of 107% year-over-year. Comprehensive income was $3.6 billion for 2Q 2021, an increase of 86% year-over-year. The increases in both net income and comprehensive income were driven by higher net revenues and a credit reserve release, primarily in our Single-family segment.
■    Net revenues increased 41% year-over-year to $5.9 billion, primarily driven by higher net interest income due to continued growth in our single-family mortgage portfolio, higher average guarantee fee rates on our single-family mortgage portfolio, and higher deferred fee income recognition.
Net Worth
(In billions)
■    Net worth was $22.4 billion as of June 30, 2021, up from $16.4 billion as of December 31, 2020. The increases in net worth reflected above through March 31, 2021 have been added to the aggregate liquidation preference of the senior preferred stock, and the increase in net worth during 2Q 2021 will be added to the aggregate liquidation preference of the senior preferred stock on September 30, 2021. For more information, see MD&A - Introduction - Business Results - Conservatorship and Government Support for Our Business.

Freddie Mac 2Q 2021 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Market Liquidity

                     Market Liquidity
(In thousands)
We support the U.S. housing market by executing our Charter Mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $306 billion in liquidity to the mortgage market in 2Q 2021, which enabled the financing of nearly 1.2 million home purchases, refinancings, and rental units.

Freddie Mac 2Q 2021 Form 10-Q	3

Management's Discussion and Analysis	Introduction
Portfolio Balances

Mortgage Portfolio
(UPB in billions)

$2,415
$2,545
$2,714
$2,852
$2,962
$354
$366
$388
$394
$398
$2,061
$2,179
$2,326
$2,458
$2,564
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
Single-family mortgage portfolio
Multifamily mortgage portfolio

Investments Portfolio
(UPB in billions)

■    Our mortgage portfolio increased 23% year-over-year to $2,962 billion, driven by a 24% increase in our single-family mortgage portfolio and a 12% increase in our multifamily mortgage portfolio.
●    The growth in our single-family mortgage portfolio was primarily driven by higher new business activity. Additionally, continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.
●    The growth in our multifamily mortgage portfolio was primarily driven by ongoing loan purchase and securitization activity attributable to continued high demand for multifamily financing.
■    Our investments portfolio decreased 19% year-over-year to $284 billion, primarily due to a decrease in our mortgage- related investments portfolio. This was partially offset by an increase in our other investments portfolio.
●    The decrease in our mortgage-related investments portfolio was driven by asset sales to comply with the August 2020 FHFA instructions with respect to agency MBS and CMO portfolios. For more information on limits on our mortgage-related investments portfolio, see MD&A - Our Portfolios - Investments Portfolio - Mortgage-Related Investments Portfolio.
●    The increase in our other investments portfolio was driven by our compliance with the minimum liquidity requirements established by FHFA that have been in effect since December 2020.

Freddie Mac 2Q 2021 Form 10-Q	4

Management's Discussion and Analysis	Introduction
Credit Risk Transfer

Single-Family Mortgage Portfolio with Credit Enhancement
(UPB in billions)
Multifamily Mortgage Portfolio with Credit Enhancement
(UPB in billions)

In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we engage in various credit enhancement arrangements to reduce our credit risk exposure. We transfer a portion of the credit risk, primarily on recently acquired loans, through our CRT programs. We also reduce our credit risk exposure through other credit enhancement arrangements, primarily through primary mortgage insurance. See MD&A - Risk Management – Credit Risk for additional information on our credit enhancements and CRT programs.
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
Our Purchase Agreement with Treasury significantly affects our business activities, including by limiting: our secondary market activities; the amount and type of single-family and multifamily loans we can acquire; the amount of indebtedness we can incur; the size of our mortgage-related investments portfolio; and our ability to pay dividends, transfer certain assets, raise capital, pay down the liquidation preference of the senior preferred stock, and exit conservatorship.
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

Freddie Mac 2Q 2021 Form 10-Q	5

Management's Discussion and Analysis	Introduction
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
Net Worth, Liquidation Preference, and
Treasury Funding Commitment
(In billions)
Draws and Dividend Payments

(In billions)
Pursuant to the Purchase Agreement and terms of the senior preferred stock:
■    Our Net Worth Amount was $22.4 billion as of June 30, 2021, up from $18.8 billion as of March 31, 2021. As our Net Worth Amount as of March 31, 2021 was below the amount necessary to meet the capital requirements and buffers set forth in the ERCF, we did not have a dividend requirement to Treasury on the senior preferred stock for 2Q 2021, and we will not have a dividend requirement on the senior preferred stock until we reach such capital levels.
■    The liquidation preference of the senior preferred stock increased from $89.1 billion on March 31, 2021 to $91.4 billion on June 30, 2021 based on the $2.4 billion increase in our Net Worth Amount during 1Q 2021, and will increase to $95.0 billion on September 30, 2021 based on the $3.6 billion increase in our Net Worth Amount during 2Q 2021.
At June 30, 2021, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. As of June 30, 2021, our aggregate funding received from Treasury under the Purchase Agreement was $71.6 billion. The remaining Treasury commitment under the Purchase Agreement was $140.2 billion at June 30, 2021, and will be reduced by any future draws.
For more information on the conservatorship and government support for our business, including our dividend requirements on and increases in the liquidation preference of the senior preferred stock, see Note 2.

Freddie Mac 2Q 2021 Form 10-Q	6

Management's Discussion and Analysis	Market Conditions and Economic Indicators

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
■    Changes in the 3-month LIBOR rate affect the interest expense on our short-term funding.
■    SOFR is a benchmark rate for secured overnight dollar-denominated financing identified by certain banking regulators and market participants as a potential replacement for LIBOR. SOFR affects the interest earned on our short-term investments.
■    The yield curve flattened as long-term rates declined during 2Q 2021, reversing some of the increases that occurred in 1Q 2021, while short-term rates remained near zero.
Unemployment Rate and Monthly Net New Jobs

Source: U.S. Bureau of Labor Statistics.

■    Changes in the national unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and loan delinquency rates.
■    In response to the COVID-19 pandemic, many state and local governments enacted measures designed to curb the spread of COVID-19 that severely curtailed economic activity and significantly increased unemployment levels. While the labor market has improved, it has yet to return to pre-pandemic levels, with non-farm payroll jobs still down nearly 7 million from February 2020. The improved availability of a COVID-19 vaccine and its widespread distribution are contributing to the easing of government restrictions and driving economic growth, which continues to help reduce unemployment levels.

Freddie Mac 2Q 2021 Form 10-Q	7

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Single-Family Housing and Mortgage Market Conditions

U.S. Single-Family Home Sales and House Prices

6.9%
4.7%
3.8%
2.5%
2.2%
5,091
708
4,383
7,076
973
6,103
7,583
926
6,657
7,199
896
6,303
6,558
728
5,830
2Q20
3Q20
4Q20
1Q21
2Q21
Sales of existing homes (units in thousands)
Sales of new homes (units in thousands)
Single-family house price growth rate

Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.

U.S. Single-Family Mortgage Originations
(UPB in billions)
Source: Inside Mortgage Finance. 2Q 2021 U.S. single-family mortgage originations data is not yet available.
■    Low interest rates and increased time at home as a result of the COVID-19 pandemic (such as for health and safety reasons, remote work, or virtual learning) drove significant increases in home sales in 2020. Mortgage rates remained low in the first half of 2021, but we expect them to increase in the second half of 2021. A shortage of homes for sale has contributed to high house price growth, which in turn has slowed the pace of home sales. These factors could lead to lower home purchase volumes.
■    Single-family house prices increased 6.9% during 2Q 2021, compared to an increase of 2.2% during 2Q 2020. We expect house price growth to remain robust in 2021.

■    U.S. single-family loan origination volumes increased to $1,305 billion in 1Q 2021 from $690 billion in 1Q 2020 as a result of low average mortgage interest rates, higher home sales, and increasing house prices.

Freddie Mac 2Q 2021 Form 10-Q	8

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Multifamily Housing and Mortgage Market Conditions

Apartment Vacancy Rates and Change in Effective Rents

(0.3)%
(1.6)%
(1.1)%
(0.2)%
0.6%
4.9%
5.1%
5.2%
5.3%
5.3%
2Q20
3Q20
4Q20
1Q21
2Q21
Apartment vacancy rates
Change in effective rents

Source: Reis.
Apartment Completions and Net Absorption
(Units in thousands)
Source: Reis. 2Q 2021 net absorption data is not yet available.

■    Vacancy rates remained flat during 2Q 2021 and slightly below the long-term average (between 2000 and 2Q 2021) of 5.4% due to COVID-19 relief programs and eviction moratoriums, along with improving economic conditions leading to increased demand. Vacancy rates for the remainder of the year are expected to be flat or slightly down as demand is expected to keep pace with supply. However, vacancy rates may be impacted in the future as the COVID-19 relief programs and eviction moratoriums are set to expire in the second half of 2021.
■    Effective rent growth (i.e., the average rent paid by the renter over the term of the lease, adjusted for concessions by the landlord and costs borne by the renter) was positive at a national level and in substantially all of the geographic markets in 2Q 2021. However, the actual effective rents paid in 2Q 2021 were modestly lower on a year-over-year basis. The positive rent growth observed at the national level during 2Q 2021 is expected to continue through the remainder of 2021.
■    Multifamily property prices grew 4.2% in 2Q 2021, as investors continued to believe there was a need for additional rental housing in the U.S. and the overall investment environment remained attractive given low interest rates and a less optimistic outlook for most other commercial property types (e.g., office, retail, hotel).

■    Improving markets typically result in strong demand, with net absorptions expected to match or exceed completions for full-year 2021. Increases in absorption rates are expected if employment rates continue to increase, which typically drives household income and formation.

Freddie Mac 2Q 2021 Form 10-Q	9

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Mortgage Debt Outstanding

Single-Family Mortgage Debt Outstanding
(UPB in billions)
Source: Federal Reserve Financial Accounts of the United States of America. 2Q 2021 U.S. single-family mortgage debt outstanding data is not yet available.
Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Federal Reserve Financial Accounts of the United States of America. 2Q 2021 U.S. multifamily mortgage debt outstanding data is not yet available.
■    U.S. single-family mortgage debt outstanding is expected to increase year-over-year, primarily driven by house price appreciation. An increase in U.S. single-family mortgage debt outstanding typically results in the growth of our single-family mortgage portfolio.

■    While the multifamily mortgage market grew, our share of multifamily mortgage debt outstanding remained flat in 1Q 2021 due to increased competition and a reduced loan purchase cap.

Freddie Mac 2Q 2021 Form 10-Q	10

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Delinquency Rates

Single-Family Serious Delinquency Rates
Source: National Delinquency Survey from the Mortgage Bankers Association. 2Q 2021 total mortgage market rate is not yet available.

Multifamily Delinquency Rates

1.56%
1.76%
1.95%
1.48%
1.28%
0.19%
0.22%
0.26%
0.25%
0.10%
0.13%
0.16%
0.17%
0.15%
0.10%
0.10%
0.10%
0.08%
2Q20
3Q20
4Q20
1Q21
2Q21
Freddie Mac
Multifamily CMBS market
FDIC insured institutions
ACLI investment bulletin

Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs), American Council of Life Insurers (ACLI). The 2Q 2021 delinquency rates for FDIC insured institutions and ACLI investment bulletin are not yet available.
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
■    Our single-family serious delinquency rate declined quarter-over-quarter and year-over-year, due primarily to an increase in the number of borrowers exiting forbearance and completing loan workout solutions that return their mortgages to current status. 54% of the seriously delinquent loans at June 30, 2021 were covered by credit enhancements that may partially reduce our credit risk exposure to these loans.
■    While our single-family serious delinquency rate has declined since 3Q 2020, we expect the rate to remain elevated as a result of the COVID-19 pandemic and the forbearance programs we are offering in response.

■    Our multifamily delinquency rate is based on the UPB of loans in our multifamily mortgage portfolio that are two monthly payments or more past due or in the process of foreclosure. We report multifamily loans in forbearance as current as long as the borrowers are in compliance with their forbearance agreement, including the agreed-upon repayment plan.
■    Our multifamily delinquency rate increased year-over-year, due to the effects of the COVID-19 pandemic, but decreased quarter-over-quarter and remains low compared to many other market participants. See MD&A - Risk Management - Credit Risk - Multifamily Mortgage Credit Risk for additional information on our delinquency and forbearance rates.
■    Multifamily delinquency rates could increase further in the near term due to the continuing effects of the COVID-19 pandemic. However, our credit enhancement coverage will partially reduce our credit risk exposure from these loans. See MD&A - Risk Management - Credit Risk - Multifamily Mortgage Credit Risk for additional information.

Freddie Mac 2Q 2021 Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The discussion of our consolidated results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Condensed Consolidated Statements of Comprehensive Income (Loss)

			Change				Change
(Dollars in millions)	2Q 2021	2Q 2020	$	%	YTD 2021	YTD 2020	$	%
Net interest income	$4,767	$2,876	$1,891	66%	$8,406	$5,661	$2,745	48%
Guarantee income	356	469	(113)	(24)	604	846	(242)	(29)
Investment gains (losses), net	636	670	(34)	(5)	1,844	(165)	2,009	1,218
Other income (loss)	107	134	(27)	(20)	285	229	56	24
Net revenues	5,866	4,149	1,717	41	11,139	6,571	4,568	70
Benefit (provision) for credit losses	740	(705)	1,445	205	936	(1,938)	2,874	148
Credit enhancement expense	(369)	(233)	(136)	(58)	(704)	(464)	(240)	(52)
Benefit for (decrease in) credit enhancement recoveries	(193)	221	(414)	(187)	(450)	688	(1,138)	(165)
REO operations expense	(7)	(14)	7	50	(15)	(99)	84	85
Credit-related income (expense)	171	(731)	902	123	(233)	(1,813)	1,580	87
Administrative expense	(651)	(601)	(50)	(8)	(1,290)	(1,188)	(102)	(9)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(570)	(442)	(128)	(29)	(1,104)	(874)	(230)	(26)
Other expense	(179)	(140)	(39)	(28)	(394)	(243)	(151)	(62)
Operating expense	(1,400)	(1,183)	(217)	(18)	(2,788)	(2,305)	(483)	(21)
Income (loss) before income tax (expense) benefit	4,637	2,235	2,402	107	8,118	2,453	5,665	231
Income tax (expense) benefit	(958)	(458)	(500)	(109)	(1,672)	(503)	(1,169)	(232)
Net income (loss)	3,679	1,777	1,902	107	6,446	1,950	4,496	231
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(68)	161	(229)	(142)	(457)	610	(1,067)	(175)
Comprehensive income (loss)	$3,611	$1,938	$1,673	86%	$5,989	$2,560	$3,429	134%

Freddie Mac 2Q 2021 Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations

Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	2Q 2021	2Q 2020	$	%	YTD 2021	YTD 2020	$	%
Guarantee net interest income:
Contractual net interest income	$2,108	$1,111	$997	90%	$3,933	$2,295	$1,638	71%
Net interest income related to the Temporary Payroll Tax Cut Continuation Act of 2011	585	454	131	29	1,140	883	257	29
Deferred fee income	1,699	748	951	127	2,718	1,300	1,418	109
Total guarantee net interest income	4,392	2,313	2,079	90	7,791	4,478	3,313	74
Investments net interest income:
Contractual net interest income and amortization	969	1,225	(256)	(21)	2,065	2,435	(370)	(15)
Interest expense related to CRT debt	(142)	(187)	45	24	(289)	(427)	138	32
Total investments net interest income	827	1,038	(211)	(20)	1,776	2,008	(232)	(12)
Income (expense) from hedge accounting	(452)	(475)	23	5	(1,161)	(825)	(336)	(41)
Net interest income	$4,767	$2,876	$1,891	66%	$8,406	$5,661	$2,745	48%
Key Drivers:
■    Guarantee net interest income
●    2Q 2021 vs. 2Q 2020 and YTD 2021 vs. YTD 2020 - Increased primarily due to the continued growth in the single-family mortgage portfolio, higher average guarantee fee rates on the single-family mortgage portfolio, and higher deferred fee income recognition.
■    Investments net interest income
●    2Q 2021 vs. 2Q 2020 and YTD 2021 vs. YTD 2020 - Decreased primarily due to a change in our investment mix as the lower-yielding other investments portfolio represented a larger percentage of our total investments portfolio, partially offset by lower funding costs. Interest expense related to CRT debt decreased primarily due to a decline in volume as we no longer issue STACR debt notes on a regular basis.
■    Income (expense) from hedge accounting
●    YTD 2021 vs. YTD 2020 - Expense increased primarily due to amortization of hedge accounting-related basis adjustments driven by faster prepayments.

Freddie Mac 2Q 2021 Form 10-Q	13

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents an analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	2Q 2021			2Q 2020
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$120,325	$1	—%	$18,656	$3	0.06%
Securities purchased under agreements to resell	29,276	4	0.05	95,243	30	0.13
Advances to lenders	3,770	10	1.06	2,507	9	1.47
Secured lending	1,618	8	1.83	2,067	11	2.26
Mortgage-related securities, net	27,313	580	8.50	43,068	553	5.14
Non-mortgage-related securities	30,755	37	0.49	31,632	84	1.05
Loans held by consolidated trusts(1)	2,486,743	13,983	2.25	1,992,498	14,260	2.86
Loans held by Freddie Mac(1)	82,135	607	2.96	88,112	766	3.48
Total interest-earning assets	2,781,935	15,230	2.19	2,273,783	15,716	2.76
Interest-bearing liabilities:
Debt securities of consolidated trusts held by third parties	2,479,641	(10,033)	(1.62)	1,951,651	(11,975)	(2.45)
Debt of Freddie Mac:
Short-term debt	11,698	—	0.01	101,989	(130)	(0.51)
Long-term debt	244,207	(430)	(0.70)	195,573	(735)	(1.50)
Total debt of Freddie Mac	255,905	(430)	(0.67)	297,562	(865)	(1.16)
Total interest-bearing liabilities	2,735,546	(10,463)	(1.53)	2,249,213	(12,840)	(2.28)
Impact of net non-interest-bearing funding	46,389	—	0.03	24,570	—	0.02
Total funding of interest-earning assets	2,781,935	(10,463)	(1.50)	2,273,783	(12,840)	(2.26)
Net interest income/yield		$4,767	0.69%		$2,876	0.50%
(1)Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $806 million and $1.2 billion for loans held by consolidated trusts and $29 million and $20 million for loans held by Freddie Mac during 2Q 2021 and 2Q 2020, respectively.

Freddie Mac 2Q 2021 Form 10-Q	14

Management's Discussion and Analysis	Consolidated Results of Operations

	YTD 2021			YTD 2020
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$92,734	$4	0.01%	$15,444	$24	0.31%
Securities purchased under agreements to resell	54,778	21	0.07	83,767	291	0.69
Advances to lenders	3,864	20	1.06	2,030	18	1.81
Secured lending	1,631	15	1.81	2,097	28	2.63
Mortgage-related securities, net	28,201	1,154	8.18	44,034	1,082	4.92
Non-mortgage-related securities	29,173	73	0.51	30,124	207	1.37
Loans held by consolidated trusts(1)	2,418,033	26,509	2.19	1,978,555	30,117	3.04
Loans held by Freddie Mac(1)	93,069	1,336	2.87	83,259	1,541	3.70
Total interest-earning assets	2,721,483	29,132	2.14	2,239,310	33,308	2.97
Interest-bearing liabilities:
Debt securities of consolidated trusts held by third parties	2,410,850	(19,789)	(1.64)	1,926,559	(25,422)	(2.64)
Debt of Freddie Mac:
Short-term debt	12,595	(2)	(0.02)	110,605	(560)	(1.00)
Long-term debt	252,795	(935)	(0.74)	183,022	(1,665)	(1.81)
Total debt of Freddie Mac	265,390	(937)	(0.71)	293,627	(2,225)	(1.51)
Total interest-bearing liabilities	2,676,240	(20,726)	(1.55)	2,220,186	(27,647)	(2.49)
Impact of net non-interest-bearing funding	45,243	—	0.03	19,124	—	0.02
Total funding of interest-earning assets	2,721,483	(20,726)	(1.52)	2,239,310	(27,647)	(2.47)
Net interest income/yield		$8,406	0.62%		$5,661	0.50%
(1)Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $1.8 billion and $2.0 billion for loans held by consolidated trusts and $52 million and $41 million for loans held by Freddie Mac during YTD 2021 and YTD 2020, respectively.
Guarantee Income

The table below presents the components of guarantee income.
Table 4 - Components of Guarantee Income

			Change				Change
(Dollars in millions)	2Q 2021	2Q 2020	$	%	YTD 2021	YTD 2020	$	%
Contractual guarantee fees	$304	$245	$59	24%	$589	$485	$104	21%
Guarantee obligation amortization	288	254	34	13	560	474	86	18
Guarantee asset fair value changes	(236)	(30)	(206)	(687)	(545)	(113)	(432)	(382)
Guarantee income	$356	$469	($113)	(24)%	$604	$846	($242)	(29)%
Key Drivers:
■    YTD 2021 vs. YTD 2020 - Decreased as continued growth in our multifamily guarantee portfolio was more than offset by the impacts of interest-rate changes on the fair values of our guarantee assets. During YTD 2021, we recorded higher fair value losses due to increases in medium- and long-term interest rates compared to lower fair value losses during YTD 2020 due to significant decreases in interest rates.

Freddie Mac 2Q 2021 Form 10-Q	15

Management's Discussion and Analysis	Consolidated Results of Operations

Investment Gains (Losses), Net

The table below presents the components of investment gains (losses), net.
Table 5 - Components of Investment Gains (Losses), Net

			Change				Change
(Dollars in millions)	2Q 2021	2Q 2020	$	%	YTD 2021	YTD 2020	$	%
Mortgage loans gains (losses)	$1,511	$1,046	$465	44%	$1,717	$2,218	($501)	(23)%
Investment securities gains (losses)	(330)	65	(395)	(608)	(837)	1,120	(1,957)	(175)
Debt gains (losses)	18	60	(42)	(70)	156	760	(604)	(79)
Derivative gains (losses)	(563)	(501)	(62)	(12)	808	(4,263)	5,071	119
Investment gains (losses), net	$636	$670	($34)	(5)%	$1,844	($165)	$2,009	1,218%
Mortgage Loans Gains (Losses)

The table below presents the components of mortgage loans gains (losses). We economically hedge our interest rate exposure on loan commitments and mortgage loans using interest-rate risk management derivatives. The offsetting effects of these derivatives are recognized in derivative gains (losses).
Table 6 - Components of Mortgage Loans Gains (Losses)

			Change				Change
(Dollars in millions)	2Q 2021	2Q 2020	$	%	YTD 2021	YTD 2020	$	%
Single-family:
Gains (losses) on mortgage loans	$510	$103	$407	395%	$554	$81	$473	584%
Multifamily:
Gains (losses) on certain loan purchase commitments	342	650	(308)	(47)	537	1,182	($645)	(55)
Gains (losses) on mortgage loans	659	293	366	125	626	955	(329)	(34)
Total Multifamily	1,001	943	58	6	1,163	2,137	(974)	(46)
Mortgage loans gains (losses)	$1,511	$1,046	$465	44%	$1,717	$2,218	($501)	(23)%
Key Drivers:
■    2Q 2021 vs. 2Q 2020 - Single-family mortgage loans gains increased primarily due to a higher volume of sales of single-family held-for-sale loans. For multifamily, mortgage loans gains increased primarily due to higher floating-rate loan securitization volume, partially offset by less K Certificate spread tightening and a smaller volume of fixed-rate held-for-sale loan commitments.
■    YTD 2021 vs. YTD 2020 - Single-family mortgage loans gains increased primarily due to a higher volume of sales of single-family held-for-sale loans. For multifamily, mortgage loans gains decreased as tighter K Certificate spreads and higher floating-rate loan securitization volume were more than offset by the impacts of interest-rate changes on the fair values of our loans and fixed-rate loan commitments. During YTD 2021, we recorded fair value losses due to increases in long-term interest rates compared to significant fair value gains during YTD 2020 due to large interest rate decreases as a result of the market volatility caused by the COVID-19 pandemic.

Freddie Mac 2Q 2021 Form 10-Q	16

Management's Discussion and Analysis	Consolidated Results of Operations

Investment Securities Gains (Losses)

The table below presents the components of investment securities gains (losses). We economically hedge our interest rate exposure on investment securities using interest rate-risk management derivatives. The offsetting effects of these derivatives are recognized in derivative gains (losses).
Table 7 - Components of Investment Securities Gains (Losses)

			Change				Change
(Dollars in millions)	2Q 2021	2Q 2020	$	%	YTD 2021	YTD 2020	$	%
Realized gains (losses) on sales of available-for-sale securities	$99	$7	$92	1,314%	$467	$17	$450	2,647%
Realized and unrealized gains (losses) on trading securities	(410)	84	(494)	(588)	(1,264)	1,153	(2,417)	(210)
Other	(19)	(26)	7	27	(40)	(50)	10	20
Investment securities gains (losses)	($330)	$65	($395)	(608)%	($837)	$1,120	($1,957)	(175)%
Key Drivers:
■    2Q 2021 vs. 2Q 2020 - Decreased primarily due to higher losses on trading securities as a result of a larger decrease in long-term interest rates and a change in investment mix in 2Q 2021 compared to 2Q 2020.
■    YTD 2021 vs. YTD 2020 - Decreased primarily due to losses on trading securities driven by the increase in long-term interest rates in YTD 2021 compared to gains in YTD 2020 due to a decrease in long-term interest rates. The losses on trading securities were partially offset by gains on sales of agency mortgage-related securities.
Debt Gains (Losses)

The table below presents the components of debt gains (losses).
Table 8 - Components of Debt Gains (Losses)

			Change				Change
(Dollars in millions)	2Q 2021	2Q 2020	$	%	YTD 2021	YTD 2020	$	%
Fair value changes:
Debt securities of consolidated trusts	$13	($1)	$14	1,400%	$12	$3	$9	300%
Debt of Freddie Mac	22	(69)	91	132	30	479	(449)	(94)
Total fair value changes	35	(70)	105	150	42	482	(440)	(91)
Gains (losses) on extinguishment of debt:
Debt securities of consolidated trusts	(8)	35	(43)	(123)	133	39	94	241
Debt of Freddie Mac	(9)	95	(104)	(109)	(19)	239	(258)	(108)
Total gains (losses) on extinguishment of debt	(17)	130	(147)	(113)	114	278	(164)	(59)
Debt gains (losses)	$18	$60	($42)	(70)%	$156	$760	($604)	(79)%
Key Drivers:
■    YTD 2021 vs. YTD 2020 - Decreased primarily due to lower fair value gains on STACR debt notes for which we elected the fair value option. Fair value gains in YTD 2020 were driven by spread widening caused by the significant market volatility related to the COVID-19 pandemic.

Freddie Mac 2Q 2021 Form 10-Q	17

Management's Discussion and Analysis	Consolidated Results of Operations

Derivative Gains (Losses)

The table below presents the components of derivative gains (losses). Certain of our interest rate-related derivative gains (losses) have offsetting effects recognized in mortgage loans gains (losses), investment securities gains (losses), debt gains (losses), or other comprehensive income (loss).
Table 9 - Components of Derivative Gains (Losses)

			Change				Change
(Dollars in millions)	2Q 2021	2Q 2020	$	%	YTD 2021	YTD 2020	$	%
Fair value gains (losses):
Interest-rate risk management derivatives	$631	$175	$456	261%	$1,023	($2,794)	$3,817	137%
Mortgage commitment derivatives	(860)	(396)	(464)	(117)	616	(1,122)	1,738	155
CRT-related derivatives	15	43	(28)	(65)	(27)	121	(148)	(122)
Other	11	6	5	83	8	37	(29)	(78)
Total fair value gains (losses)	(203)	(172)	(31)	(18)	1,620	(3,758)	5,378	143
Accrual of periodic cash settlements	(360)	(329)	(31)	(9)	(812)	(505)	(307)	(61)
Derivative gains (losses)	($563)	($501)	($62)	(12)%	$808	($4,263)	$5,071	119%
Key Drivers:
■    YTD 2021 vs. YTD 2020 - Derivative gains in YTD 2021 primarily driven by the increase in long-term interest rates, compared to derivative losses in YTD 2020 due to the decrease in long-term interest rates.
Credit-Related Income (Expense)
Benefit (Provision) for Credit Losses

The table below presents the components of benefit (provision) for credit losses.
Table 10 - Components of Benefit (Provision) for Credit Losses

			Change				Change
(Dollars in millions)	2Q 2021	2Q 2020	$	%	YTD 2021	YTD 2020	$	%
Benefit (provision) for credit losses:
Single-family	$686	($624)	$1,310	210%	$832	($1,790)	$2,622	146%
Multifamily	54	(81)	135	167	104	(148)	252	170
Benefit (provision) for credit losses	$740	($705)	$1,445	205%	$936	($1,938)	$2,874	148%
Key Drivers:
Single-family
■    2Q 2021 vs. 2Q 2020 and YTD 2021 vs. YTD 2020 - A benefit for credit losses in the 2021 periods compared to a provision for credit losses in the 2020 periods primarily driven by the following factors:
●    A reserve release due to:
–Reduced expected credit losses related to COVID-19 - Our estimate of expected credit losses related to the COVID-19 pandemic decreased during the 2021 periods as economic conditions improved. Our provision for credit losses increased during the 2020 periods due to the increase in expected credit losses related to the economic effects of the pandemic.
–Appreciation in realized house prices - The realized house price growth rates were higher in the 2021 periods than in the 2020 periods and, as a result, further reduced our estimate of expected credit losses as the higher house prices decreased both the probability and severity of expected credit losses.
●    This was partially offset by an increase in expected losses on new single-family loans due to growth in our single-family mortgage portfolio. We recognize expected credit losses at the time of loan acquisition.
Multifamily
■    2Q 2021 vs. 2Q 2020 and YTD 2021 vs. YTD 2020 - A benefit for credit losses in the 2021 periods compared to a provision for credit losses in the 2020 periods driven by improved actual and forecasted economic factors.

Freddie Mac 2Q 2021 Form 10-Q	18

Management's Discussion and Analysis	Consolidated Results of Operations

Credit Enhancement Expense

Key Drivers:
■    2Q 2021 vs. 2Q 2020 and YTD 2021 vs. YTD 2020 - Increased $136 million and $240 million, respectively, primarily due to higher outstanding cumulative volumes of CRT transactions.
Benefit for (Decrease in) Credit Enhancement Recoveries

Key Drivers:
■    2Q 2021 vs. 2Q 2020 and YTD 2021 vs. YTD 2020 - Decreased $414 million and $1.1 billion, respectively, as a result of the corresponding decrease in expected credit losses.
Other Comprehensive Income (Loss)
Key Drivers:
■    2Q 2021 vs. 2Q 2020 and YTD 2021 vs. YTD 2020 - Decreased $229 million and $1.1 billion, respectively, primarily due to recognition of realized gains due to sales of available-for-sale securities. The 2020 periods included fair value gains as long-term interest rates declined as a result of the market volatility caused by the COVID-19 pandemic. We economically hedge our interest rate exposure on investment securities using interest-rate risk management derivatives. The offsetting effects of these derivatives are recognized in derivative gains (losses).

Freddie Mac 2Q 2021 Form 10-Q	19

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 11 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	June 30, 2021	December 31, 2020	$	%
Assets:
Cash and cash equivalents	$11,171	$23,889	($12,718)	(53)%
Securities purchased under agreements to resell	113,697	105,003	8,694	8
Subtotal	124,868	128,892	(4,024)	(3)
Investment securities, at fair value	59,558	59,825	(267)	—
Mortgage loans, net	2,608,223	2,383,888	224,335	9
Accrued interest receivable, net	7,637	7,754	(117)	(2)
Derivative assets, net	756	1,205	(449)	(37)
Deferred tax assets, net	6,494	6,557	(63)	(1)
Other assets	34,606	39,294	(4,688)	(12)
Total assets	$2,842,142	$2,627,415	$214,727	8%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,122	$6,210	($88)	(1)%
Debt	2,802,755	2,592,546	210,209	8
Derivative liabilities, net	507	954	(447)	(47)
Other liabilities	10,356	11,292	(936)	(8)
Total liabilities	2,819,740	2,611,002	208,738	8
Total equity	22,402	16,413	5,989	36
Total liabilities and equity	$2,842,142	$2,627,415	$214,727	8%
Key Drivers:
As of June 30, 2021 compared to December 31, 2020:
■    Cash and cash equivalents and securities purchased under agreements to resell decreased on a combined basis primarily due to a decrease in trust cash driven by lower loan prepayments, partially offset by an increase in the size of our other investments portfolio to comply with the minimum liquidity requirements established by FHFA that have been in effect since December 2020.
■    Other assets decreased primarily due to lower servicer receivables driven by the decrease in loan prepayments.
■    Total equity increased primarily due to our net income for 2Q 2021 combined with our continued ability to retain earnings as a result of the increases in the applicable Capital Reserve Amount and the resulting changes in our dividend requirement pursuant to the Letter Agreements.

Freddie Mac 2Q 2021 Form 10-Q	20

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
In connection with the change in our reportable segments implemented in 1Q 2021, we updated the definitions of our portfolio balances and aligned the definitions across our two reportable segments. Prior periods have been revised to conform to the current period presentation.
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
■ Other - Primarily consists of other mortgage-related guarantees.
The table below presents the UPB of our mortgage portfolio by segment.
Table 12 - Mortgage Portfolio

	June 30, 2021			December 31, 2020
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Securitized mortgage loans:
Held by consolidated trusts	$2,469,623	$15,197	$2,484,820	$2,204,936	$12,305	$2,217,241
Held by nonconsolidated trusts	35,181	355,718	390,899	34,932	331,860	366,792
Total securitized mortgage loans	2,504,804	370,915	2,875,719	2,239,868	344,165	2,584,033
Unsecuritized mortgage loans:
Securitization pipeline loans	25,745	12,878	38,623	51,040	29,183	80,223
Loss mitigation loans	22,892	—	22,892	26,303	—	26,303
Other loans	—	4,608	4,608	—	4,224	4,224
Total unsecuritized mortgage loans	48,637	17,486	66,123	77,343	33,407	110,750
Other	10,148	10,026	20,174	9,215	10,775	19,990
Total mortgage portfolio	$2,563,589	$398,427	$2,962,016	$2,326,426	$388,347	$2,714,773
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
The table below presents the guarantee portfolio by segment.

Freddie Mac 2Q 2021 Form 10-Q	21

Management's Discussion and Analysis	Our Portfolios
Table 13 - Guarantee Portfolio

	June 30, 2021			December 31, 2020
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$2,518,884	$15,191	$2,534,075	$2,273,736	$12,305	$2,286,041
Issued by nonconsolidated trusts	29,409	311,443	340,852	29,300	289,056	318,356
Total guaranteed mortgage-related securities	2,548,293	326,634	2,874,927	2,303,036	301,361	2,604,397
Other	10,148	10,026	20,174	9,215	10,775	19,990
Total guarantee portfolio	$2,558,441	$336,660	$2,895,101	$2,312,251	$312,136	$2,624,387
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
The table below presents the UPB of our mortgage-related investments portfolio. The balance of our mortgage-related investments portfolio for purposes of the $225 billion FHFA cap and $250 billion Purchase Agreement cap was $124.1 billion as of June 30, 2021, including $10.8 billion representing 10% of the notional amount of the interest-only securities we held as of June 30, 2021.
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
Table 14 - Mortgage-Related Investments Portfolio

	June 30, 2021			December 31, 2020
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans:
Securitization pipeline loans	$25,745	$12,878	$38,623	$51,040	$29,183	$80,223
Loss mitigation loans	22,892	—	22,892	26,303	—	26,303
Other loans	—	4,608	4,608	—	4,224	4,224
Total unsecuritized mortgage loans	48,637	17,486	66,123	77,343	33,407	110,750
Mortgage-related securities:
Agency mortgage-related securities	42,320	3,466	45,786	65,954	4,066	70,020
Non-agency mortgage-related securities	1,225	101	1,326	1,300	114	1,414
Total mortgage-related securities	43,545	3,567	47,112	67,254	4,180	71,434
Mortgage-related investments portfolio	$92,182	$21,053	$113,235	$144,597	$37,587	$182,184

Freddie Mac 2Q 2021 Form 10-Q	22

Management's Discussion and Analysis	Our Portfolios
Other Investments Portfolio
Our other investments portfolio, which includes the liquidity and contingency operating portfolio, is primarily used for short-term liquidity management, collateral management, and asset and liability management. The assets in the other investments portfolio are primarily allocated to the Single-family segment.

Freddie Mac 2Q 2021 Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way our chief operating decision maker manages our business.
During 1Q 2021, our chief operating decision maker began making decisions about allocating resources and assessing segment performance based on two reportable segments, Single-family and Multifamily. In prior periods, we managed our business based on three reportable segments, Single-family Guarantee, Multifamily, and Capital Markets. As our mortgage-related investments portfolio has declined over time, our capital markets activities have become increasingly focused on supporting our single-family and multifamily businesses. As a result, we determined that, effective in 1Q 2021, our Capital Markets segment should no longer be considered a separate reportable segment, and our chief operating decision maker no longer reviews separate financial results or discrete financial information for our capital markets activities. Substantially all of the revenues and expenses that were previously directly attributable to our Capital Markets segment are now included in our Single-family segment, while certain administrative expenses and other centrally-incurred costs previously allocated to the Capital Markets segment are now allocated between the Single-family and Multifamily segments using various methodologies depending on the nature of the expense.
In connection with this change, we also changed the measure of segment profit and loss for each segment to be based on net income and comprehensive income calculated using the same accounting policies we use to prepare our general purpose financial statements in conformity with generally accepted accounting principles. The financial results of each reportable segment include directly attributable revenue and expenses. We allocate interest expense and other debt funding and hedging-related costs to each reportable segment using a funds transfer pricing process. We fully allocate to each reportable segment the administrative expenses and other centrally-incurred costs that are not directly attributable to a particular segment using various methodologies depending on the nature of the expense. As a result, the sum of each income statement line item for the two reportable segments is equal to that same income statement line item for the consolidated entity. We have discontinued the reclassifications of certain activities between various line items that were included in our previous measure of segment profit and loss. Prior period information has been revised to conform to the current period presentation. See Note 15 for additional information on the change in our segment reporting presentation.

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
Segment Net Income (Loss)
(In millions)
Segment Comprehensive Income (Loss)
(In millions)

Freddie Mac 2Q 2021 Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)

■    2Q 2021 vs. 2Q 2020 and YTD 2021 vs. YTD 2020
●    Our loan purchase and guarantee activity increased due to higher refinance and home purchase volumes driven by the low mortgage interest rate environment. We expect mortgage interest rates to increase in the second half of 2021 and, as a result, refinance volume to decrease.
●    The average guarantee fee rate charged on new acquisitions increased primarily due to the adverse market refinance fee we began to charge in December 2020. In July 2021, FHFA instructed us to eliminate this fee for loan deliveries effective August 1, 2021.
●    We continue to monitor our compliance with the Purchase Agreement covenants added pursuant to the January 2021 Letter Agreement that place additional restrictions on our secondary market activities, including our single-family loan acquisitions and cash window activities, and we have changed, and may further change, our loan acquisition and cash window programs to maintain compliance. In 1Q 2021, FHFA instructed us to apply the $1.5 billion limit on the volume of loans purchased through the cash window program per lender during any period comprising four calendar quarters to certain lenders beginning on July 1, 2021. In June 2021, FHFA revised this guidance on early implementation of the new cash window restrictions, reverting to the requirement in the Purchase Agreement to implement this $1.5 billion limit beginning on January 1, 2022.

Freddie Mac 2Q 2021 Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Guarantee Fee Rate(1) Charged on Mortgage Portfolio
(UPB in billions, guarantee fee rate in bps)
(1)Guarantee fee rate calculation excludes the legislated 10 basis point increase. As of June 30, 2021, excludes $49 billion in UPB of loans for which the average guarantee fee charged information is not available.
Single-Family Loans
(Loan count in millions)
■    The single-family mortgage portfolio grew $503 billion, or 24%, year-over-year driven by higher new business activity. Additionally, continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.
■    2Q 2021 vs. 2Q 2020 and YTD 2021 vs. YTD 2020 - The average guarantee fee rate charged on the single-family mortgage portfolio increased as older vintages with lower charged guarantee fee rates were replaced by acquisitions of new loans with higher charged guarantee fee rates, including the adverse market refinance fee we began to charge in December 2020. In July 2021, FHFA instructed us to eliminate this fee for loan deliveries effective August 1, 2021.

Freddie Mac 2Q 2021 Form 10-Q	26

Management's Discussion and Analysis	Our Business Segments | Single-Family
CRT Activities

We transfer credit risk on a portion of our single-family mortgage portfolio to the private market, reducing the risk of future losses to us when borrowers default. The graphs below show the issuance amounts associated with CRT transactions for loans in our single-family mortgage portfolio. We evaluate and update our CRT strategy as needed depending on our overall business strategy, regulatory requirements, and market conditions.
UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    2Q 2021 vs. 2Q 2020 and YTD 2021 vs. YTD 2020
●    The percentage of our single-family acquisitions targeted for CRT transactions (primarily 30-year fixed rate loans with LTV ratios between 60% and 97%) decreased to 61% during the 2021 periods from 63% and 66% during 2Q 2020 and YTD 2020, respectively, primarily driven by an increase in the proportion of recently acquired loans with lower LTV ratios.
●    The UPB of mortgage loans covered by CRT transactions issued during the 2021 periods increased significantly due to the recovery of the CRT markets from the impact of the COVID-19 pandemic, the increase in loan acquisition activity in recent quarters, and the shortened timeline between loan acquisition and ACIS issuance.
●    Our CRT issuance maximum coverage increased but was proportionally lower than the increase in UPB of mortgage loans covered by CRT transactions issued during the 2021 periods due to the improved credit quality of the covered loans, which reduced the amount of credit coverage we required on those loans.
See MD&A – Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our CRT activities and other credit enhancements.

Freddie Mac 2Q 2021 Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Single-Family
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

Completed Loan Workout Activity

(UPB in billions, number of loan workouts in thousands)

89
193
133
94
88
100
182
$18
$42
$28
$20
$19
$20
$39
2Q20
3Q20
4Q20
1Q21
2Q21
YTD20
YTD21
Total single-family loan workouts
Number of loan workouts

■    Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferrals, modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the quarter, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 177,000 loans in active forbearance plans and 11,000 loans in other active loss mitigation activity as of June 30, 2021.
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
■    YTD 2021 vs. YTD 2020 - Our loan workout activity increased significantly, primarily driven by the increase in completed forbearance plans and payment deferrals related to the COVID-19 pandemic.
See MD&A - Risk Management for additional information on our loan workout activities.

Freddie Mac 2Q 2021 Form 10-Q	28

Management's Discussion and Analysis	Our Business Segments | Single-Family
Net Interest Yield and Average Investments Portfolio Balances

Net Interest Yield & Average Investments Portfolio Balances
(Weighted average balance in billions)
■    2Q 2021 vs. 2Q 2020 and YTD 2021 vs. YTD 2020
●    Net interest yield on our investments portfolio decreased primarily due to changes in investment mix as the lower-yielding other investments portfolio represented a larger percentage of the total investments portfolio. Net interest yield on our investments portfolio is calculated as net interest income related to our investments portfolio divided by the weighted average investments portfolio balance during the period.
●    The weighted average investments portfolio balance decreased in 2Q 2021 compared to 2Q 2020 due to a decline in the mortgage-related investments portfolio driven by asset sales to comply with the August 2020 FHFA instructions with respect to agency MBS and CMO portfolios. The weighted average investments portfolio balance increased in YTD 2021 compared to YTD 2020 as the increase in the other investments portfolio to comply with the minimum liquidity requirements established by FHFA that have been in effect since December 2020 more than offset the decline in the mortgage-related investments portfolio.

Freddie Mac 2Q 2021 Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the components of net income and comprehensive income for our Single-family segment.
Table 15 - Single-Family Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2021	2Q 2020	$	%	YTD 2021	YTD 2020	$	%
Guarantee net interest income	$4,334	$2,283	$2,051	90%	$7,680	$4,423	$3,257	74%
Investments net interest income	578	782	(204)	(26)	1,249	1,477	(228)	(15)
Income (expense) from hedge accounting	(452)	(475)	23	5	(1,161)	(825)	(336)	(41)
Net interest income	4,460	2,590	1,870	72	7,768	5,075	2,693	53
Guarantee income	10	55	(45)	(82)	99	42	57	136
Investment gains (losses), net	137	(61)	198	325	437	(37)	474	1,281
Other income (loss)	108	83	25	30	260	141	119	84
Net revenues	4,715	2,667	2,048	77	8,564	5,221	3,343	64
Benefit (provision) for credit losses	686	(624)	1,310	210	832	(1,790)	2,622	146
Credit enhancement expense	(361)	(228)	(133)	(58)	(686)	(455)	(231)	(51)
Benefit for (decrease in) credit enhancement recoveries	(190)	219	(409)	(187)	(435)	658	(1,093)	(166)
REO operations expense	(7)	(14)	7	50	(15)	(99)	84	85
Credit-related income (expense)	128	(647)	775	120	(304)	(1,686)	1,382	82
Administrative expense	(503)	(477)	(26)	(5)	(991)	(944)	(47)	(5)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(570)	(442)	(128)	(29)	(1,104)	(874)	(230)	(26)
Other expense	(172)	(131)	(41)	(31)	(381)	(229)	(152)	(66)
Operating expense	(1,245)	(1,050)	(195)	(19)	(2,476)	(2,047)	(429)	(21)
Income (loss) before income tax (expense) benefit	3,598	970	2,628	271	5,784	1,488	4,296	289
Income tax (expense) benefit	(743)	(198)	(545)	(275)	(1,191)	(305)	(886)	(290)
Net income (loss)	2,855	772	2,083	270	4,593	1,183	3,410	288
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(74)	103	(177)	(172)	(402)	488	(890)	(182)
Comprehensive income (loss)	$2,781	$875	$1,906	218%	$4,191	$1,671	$2,520	151%
Key Business Drivers:
■ 2Q 2021 vs. 2Q 2020 and YTD 2021 vs. YTD 2020
●    Higher net interest income in the 2021 periods compared to the 2020 periods primarily due to the continued growth in the single-family mortgage portfolio, higher average guarantee fee rates on the single-family mortgage portfolio, and higher deferred fee income recognition.
●    Credit-related income in 2Q 2021 compared to credit-related expense in 2Q 2020 and lower credit-related expense in YTD 2021 compared to YTD 2020, primarily driven by a benefit for credit losses as a result of a credit reserve release due to realized house price appreciation and improving economic conditions. This was partially offset by a decrease in credit enhancement recoveries. Credit-related expense in the 2020 periods was primarily driven by the negative economic effects of the COVID-19 pandemic.

Freddie Mac 2Q 2021 Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The graphs, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity and Guarantee Activities

New Business Activity(1)
(In billions)

201
185
306
134
137
312
271
$20
$18
$35
$14
$13
$30
$27
2Q20
3Q20
4Q20
1Q21
2Q21
YTD20
YTD21
New business activity
Total number of units financed
(in thousands)

(1) Includes LIHTC new business activity
Guarantee Activities
(In billions)

58
51
51
49
54
52
51
$12
$21
$26
$21
$18
$24
$39
2Q20
3Q20
4Q20
1Q21
2Q21
YTD20
YTD21
Guaranteed securities and other mortgage-related guarantees
Average guarantee fee rate charged (in bps)

■    In November 2020, FHFA announced that the 2021 loan purchase cap for the multifamily business will be $70 billion, and at least 50% of the multifamily new business activity must be mission-driven, affordable housing, generally defined as affordable to renters at 80% of AMI or below, with at least 20% being affordable to renters at 60% of AMI or below.
●    As of June 30, 2021, the total multifamily new business activity counting toward this cap was $27.0 billion. Approximately 67% of this activity, based on UPB, was mission-driven, affordable housing, with approximately 33% being affordable to renters at 60% of AMI or below.
■    New business activity decreased YTD 2021 compared to YTD 2020 due to increased competition and a reduced loan purchase cap. We expect full year 2021 new business activity to reach the $70 billion purchase cap as broader economic activity is expected to drive demand for mortgage financing.
■    Outstanding commitments, including index lock commitments and commitments to purchase or guarantee multifamily assets, were $18.7 billion and $18.0 billion as of June 30, 2021 and June 30, 2020, respectively, indicating a strong pipeline for the remainder of the year.
■    Guarantee activity UPB increased in YTD 2021 compared to YTD 2020 primarily due to the securitization of the significant loan purchase activity from 4Q 2020, along with the purchase of a higher volume of floating-rate loans during YTD 2021, which typically have shorter aggregation periods.

Freddie Mac 2Q 2021 Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Portfolio

Mortgage Portfolio
(In billions)
Guarantee Portfolio
(In billions)
■    Our multifamily mortgage and guarantee portfolios increased as of June 30, 2021 compared to December 31, 2020 primarily due to ongoing loan purchase and securitization activities. We expect continued growth in these portfolios during the remainder of 2021 as purchase and securitization activities should outpace loan payoffs.
■    In addition to our multifamily mortgage portfolio, we own equity interests in LIHTC fund partnerships with carrying values totaling $1.6 billion and $1.4 billion as of June 30, 2021 and December 31, 2020, respectively.

Freddie Mac 2Q 2021 Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Multifamily

CRT Activities

UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    As of June 30, 2021, we had cumulatively transferred a substantial amount of the expected and stressed credit risk on the multifamily guarantee portfolio primarily through subordination in our securitizations. In addition, nearly all of our securitization activities shifted substantially all of the interest rate and liquidity risk associated with the underlying collateral away from Freddie Mac to third-party investors.
■    The UPB of mortgage loans covered by CRT transactions issued during the 2021 periods and the related maximum coverage increased as we securitized the significant loan purchase activity from the previous two quarters.
We evaluate our risk transfer strategy and make changes depending on market conditions, our business strategy, and regulatory requirements. See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our multifamily mortgage portfolio.

Freddie Mac 2Q 2021 Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield and Average Investments Portfolio Balances

Net Interest Yield & Average Investments Portfolio Balances
(Weighted average balance in billions)
■    2Q 2021 vs. 2Q 2020 and YTD 2021 vs. YTD 2020
●    Net interest yield increased primarily due to a change in the composition of our investments portfolio as our interest-only securities, which are generally higher yielding investments, represented a larger percentage of our investments portfolio.
●    The weighted average investments portfolio balance decreased as the average unsecuritized mortgage loans balance decreased due to an increase in securitization activity.

Freddie Mac 2Q 2021 Form 10-Q	34

Management's Discussion and Analysis	Our Business Segments | Multifamily

Mortgage Loans Gains (Losses), Net and Initial Pricing Margin on Commitments

Multifamily Segment Mortgage Loans Gains (Losses), Net
(In millions)Source of spread data in basis points: Independent dealers
Initial Pricing Margin on Commitments
(In millions)

3.97%
5.84%
5.07%
6.38%
5.43%
$430
$631
$666
$309
$314
2Q20
3Q20
4Q20
1Q21
2Q21
Initial pricing margin on commitments
Initial pricing margin on commitments (in %)

(Notional in millions) 2Q20 3Q20 4Q20 1Q20 2Q21
New loan commitments for $10,821 $10,804 $13,127 $4,850 $5,778
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
■    Mortgage loans gains, net, decreased during 2Q 2021 compared to 2Q 2020 due to less K Certificate spread tightening, lower net impacts from index lock activity, and a smaller volume of fixed-rate loan commitments, partially offset by higher floating-rate loan securitization volume.

Freddie Mac 2Q 2021 Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of net income and comprehensive income for our Multifamily segment.
Table 16 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2021	2Q 2020	$	%	YTD 2021	YTD 2020	$	%
Guarantee net interest income	$59	$36	$23	64%	$112	$62	$50	81%
Investments net interest income	248	250	(2)	(1)	526	524	2	—
Net interest income	307	286	21	7	638	586	52	9
Guarantee income	346	414	(68)	(16)	505	804	(299)	(37)
Mortgage loans gains (losses), net	671	807	(136)	(17)	1,661	171	1,490	871
Other investment gains (losses), net	(172)	(76)	(96)	(126)	(254)	(299)	45	15
Investment gains (losses), net	499	731	(232)	(32)	1,407	(128)	1,535	1,199
Other income (loss)	(1)	51	(52)	(102)	25	88	(63)	(72)
Net revenues	1,151	1,482	(331)	(22)	2,575	1,350	1,225	91
Credit-related income (expense)	43	(84)	127	151	71	(127)	198	156
Operating expense	(155)	(133)	(22)	(17)	(312)	(258)	(54)	(21)
Income (loss) before income tax (expense) benefit	1,039	1,265	(226)	(18)	2,334	965	1,369	142
Income tax (expense) benefit	(215)	(260)	45	17	(481)	(198)	(283)	(143)
Net income (loss)	824	1,005	(181)	(18)	1,853	767	1,086	142
Total other comprehensive income (loss), net of taxes and reclassification adjustments	6	58	(52)	(90)	(55)	122	(177)	(145)
Comprehensive income (loss)	$830	$1,063	($233)	(22)%	$1,798	$889	$909	102%
Key Business Drivers:
■    2Q 2021 vs. 2Q 2020
●    Lower net investment gains primarily due to less K Certificate spread tightening, lower net impacts from index lock activity, and a smaller volume of fixed-rate held-for-sale loan commitments, partially offset by higher floating-rate loan securitization volume.
●    Benefit for credit losses compared to a provision for credit losses driven by improved actual and forecasted economic factors.
■    YTD 2021 vs. YTD 2020
●    Lower guarantee income as continued growth in our multifamily guarantee portfolio was more than offset by the impacts of interest-rate changes on the fair values of our guarantee assets. During YTD 2021, we recorded higher fair value losses due to increases in medium- and long-term interest rates compared to lower fair value losses during YTD 2020 due to significant decreases in interest rates.
●    Net investment gains compared to net investment losses primarily due to higher floating-rate loan securitization volume, coupled with fair value gains due to K Certificate spread tightening. YTD 2020 included significant spread-related losses as a result of the market volatility caused by the COVID-19 pandemic.

Freddie Mac 2Q 2021 Form 10-Q	36

Management's Discussion and Analysis	Risk Management

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
Single-Family Mortgage Credit Risk

Maintaining Prudent Underwriting Standards and Quality Control Practices and Managing Seller/Servicer Performance

Temporary Underwriting Changes Due to COVID-19 Pandemic
We have announced temporary changes in our underwriting standards due to the COVID-19 pandemic, which may negatively affect the expected performance of purchased loans that were underwritten under these temporary changes. As discussed below, these temporary changes have either expired or, in certain cases, been made permanent.
In March and May 2020, we introduced a number of temporary measures to help provide sellers with the clarity and flexibility to continue to lend in a prudent and responsible manner during the COVID-19 pandemic. The flexibility we allowed in demonstrating a borrower's current employment status has expired and is not applicable to loan applications dated on or after May 1, 2021. The option to verify the borrower’s employment via email was included permanently in our Guide on April 7, 2021.
In March and April 2020, we announced loan processing flexibilities to expedite loan closings and help keep homebuyers, sellers, and appraisers safe during the COVID-19 pandemic. These flexibilities have expired and are not applicable to loan applications dated on or after June 1, 2021. They included:
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
The following temporary flexibilities have expired and are not applicable to loan applications dated on or after May 1, 2021:
■    Offering flexibility in condominium project reviews and
■    Expanding the use of powers of attorney and remote online notarizations. Permanent updates to our requirements for the use of powers of attorney were included in our Guide and are effective for applications dated on or after June 30, 2021.
On July 16, 2021, FHFA announced that we and Fannie Mae will be eliminating the 50-basis point adverse market refinance fee for loan deliveries effective August 1, 2021.
Appraisal Waivers
In March 2020, we introduced expanded eligibility of Automated Collateral Evaluation (ACE) waivers to include no cash-out refinances with LTVs up to 90% and cash-out refinances for primary residences with LTVs up to 70% and second homes with LTVs up to 60%. As a result of this expansion, combined with a historically high refinance market (ACE waivers are granted more often for refinanced loans), ACE waiver usage increased from approximately 36% and 29% of loan purchases during 2Q

Freddie Mac 2Q 2021 Form 10-Q	37

Management's Discussion and Analysis	Risk Management

2020 and YTD 2020, respectively, to approximately 39% and 43% of loan purchases during 2Q 2021 and YTD 2021, respectively.
Loan Purchase Credit Characteristics
We monitor and evaluate market conditions that could affect the credit quality of our single-family loan purchases. The graphs below show the credit profile of the single-family loans we purchased or guaranteed.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion).

The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 17 - Single-Family New Business Activity

	2Q 2021		2Q 2020		YTD 2021		YTD 2020
(Dollars in billions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
30-year or more amortizing fixed-rate	$224	78%	$182	78%	$517	80%	$296	80%
20-year amortizing fixed-rate	17	6	11	5	35	5	17	5
15-year amortizing fixed-rate	46	16	37	16	97	15	54	14
Adjustable-rate	1	—	2	1	1	—	3	1
Total	$288	100%	$232	100%	$650	100%	$370	100%
Percentage of purchases
DTI ratio > 45%		11%		10%		10%		12%
Original LTV ratio > 90%		11		11		9		13
Original credit score < 680		6		4		5		5
Transaction type:
Cash window		46		62		55		57
Guarantor swap		53		37		45		42
Other		1		1		—		1
Property type:
Detached single-family houses and townhouses		92		93		93		93
Condominium or co-op		8		7		7		7
Occupancy type:
Primary residence		94		94		94		93
Second home		3		3		3		3
Investment property		3		3		3		4
Loan purpose:
Purchase		34		26		29		31
Cash-out refinance		23		18		21		19
Other refinance		43		56		50		50

Freddie Mac 2Q 2021 Form 10-Q	38

Management's Discussion and Analysis	Risk Management

Transferring Credit Risk to Third-Party Investors

To reduce our credit risk exposure, we engage in various credit enhancement arrangements, which include CRT transactions and other credit enhancements.
Single-Family Mortgage Portfolio CRT Issuance
The table below provides the UPB of the mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions.
Table 18 - Single-Family Mortgage Portfolio CRT Issuance

	2Q 2021		2Q 2020
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$101,136	$1,500	$17,682	$578
Insurance/reinsurance	69,203	1,567	35,439	376
Subordination	3,037	214	—	—
Lender risk-sharing	195	195	246	188
Less: UPB with more than one type of CRT	—	—	(52,748)	(578)
Total CRT Issuance	$173,571	$3,476	$619	$564

	YTD 2021		YTD 2020
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$277,843	$5,044	$150,253	$4,285
Insurance/reinsurance	297,510	4,281	133,197	1,230
Subordination	3,037	214	1,865	177
Lender risk-sharing	366	366	6,453	579
Less: UPB with more than one type of CRT	(159,835)	—	(150,253)	(578)
Total CRT Issuance	$418,921	$9,905	$141,515	$5,693
(1)    Represents the UPB of the assets included in the associated reference pool or securitization trust, as applicable. Prior periods have been revised to conform to the current period presentation.
(2)    For STACR transactions, represents the balance held by third parties at issuance. For insurance/reinsurance transactions, represents the aggregate limit of insurance purchased from third parties at issuance. For subordination, represents the UPB of the securities that are held by third parties at issuance and are subordinate to the securities we guarantee.
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit enhanced loans in our single-family mortgage portfolio as of June 30, 2021 and December 31, 2020, respectively.
Table 19 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	June 30, 2021
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$501,768	20%	$122,942
STACR	897,667	35	31,495
Insurance/reinsurance	922,969	36	14,331
Subordination	40,957	2	6,199
Lender risk-sharing	4,975	—	4,477
Other	237	—	234
Less: UPB with multiple credit enhancements and other reconciling items(4)	(1,113,809)	(44)	—
Single-family mortgage portfolio - credit-enhanced	1,254,764	49	179,678
Single-family mortgage portfolio - non-credit-enhanced	1,308,825	51	—
Total	$2,563,589	100%	$179,678
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2021 Form 10-Q	39

Management's Discussion and Analysis	Risk Management

	December 31, 2020
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$472,881	20%	$116,973
STACR	853,733	37	29,665
Insurance/reinsurance	876,815	38	11,586
Subordination	44,170	2	6,182
Lender risk sharing	5,731	—	4,831
Other	374	—	371
Less: UPB with multiple credit enhancements and other reconciling items(4)	(1,101,461)	(47)	—
Single-family mortgage portfolio - credit-enhanced	1,152,243	50	169,608
Single-family mortgage portfolio - non-credit-enhanced	1,174,183	50	N/A
Total	$2,326,426	100%	$169,608
(1)    Represents the current UPB of the assets included in the associated reference pool or securitization trust, as applicable. Prior periods have been revised to conform to the current period presentation.
(2)    For STACR transactions, represents the outstanding balance held by third parties. For insurance/reinsurance transactions, represents the remaining aggregate limit of insurance purchased from third parties. For subordination, represents the outstanding UPB of the securities that are held by third parties and are subordinate to the securities we guarantee.
(3)    Amounts exclude certain loans for which we do not control servicing, as the coverage information for these loans is not readily available to us.
(4)    Other reconciling items primarily include timing differences in reporting cycles between the UPB of certain CRT transactions and the UPB of the underlying loans.
Credit Enhancement Coverage Characteristics
The table below provides the serious delinquency rates for the credit-enhanced and non-credit-enhanced loans in our single-family mortgage portfolio. The credit-enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit enhancements.
Table 20 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	June 30, 2021		December 31, 2020
(% of portfolio based on loan UPB)(1)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
Credit-enhanced
Primary mortgage insurance	20%	2.74%	21%	3.77%
CRT and other	44	2.14	41	3.22
Non-credit-enhanced	51	1.52	50	2.13
Total	N/A	1.86	N/A	2.64
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
The table below provides information on the amount of credit enhancement coverage by year of origination associated with loans in our single-family mortgage portfolio.
Table 21 - Credit Enhancement Coverage by Year of Origination

	June 30, 2021		December 31, 2020
(Dollars in millions)	UPB	% of UPB with Credit Enhancement	UPB	% of UPB with Credit Enhancement
Year of Loan Origination
2021	$530,861	20%	N/A	N/A
2020	976,491	56	$971,092	36%
2019	202,114	72	276,302	73
2018	85,483	79	118,668	80
2017	110,927	73	147,856	75
2016 and prior	657,713	47	812,508	49
Total	$2,563,589	49	$2,326,426	50

Freddie Mac 2Q 2021 Form 10-Q	40

Management's Discussion and Analysis	Risk Management

The following table provides information on the characteristics of the loans in our single-family mortgage portfolio without credit enhancement.
Table 22 - Single-Family Mortgage Portfolio Without Credit Enhancement(1)

	June 30, 2021		December 31, 2020
(Dollars in millions)	UPB	% of Portfolio	UPB	% of Portfolio
Low current LTV ratio(1)(2)	$917,902	36%	$784,150	34%
Short-term(1)(3)	64,032	2	81,681	3
Pre-CRT program inception(1)(4)	6,288	—	11,327	—
CRT pipeline(1)(5)	303,006	12	276,611	12
Other(1)(6)	17,597	1	20,414	1
Single-family mortgage portfolio - non-credit-enhanced	$1,308,825	51%	$1,174,183	50%
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
Table 23 - Details of Single-Family Credit Enhancement Costs, Investment Gains (Losses), and Recoveries

(In millions)	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Credit enhancement costs:
Credit enhancement expense	($361)	($228)	($686)	($455)
Interest expense related to CRT debt	(136)	(182)	(275)	(414)
Less: estimated reinvestment income from proceeds of CRT debt issuance	14	13	25	59
Single-family credit enhancement costs	($483)	($397)	($936)	($810)
Credit enhancement investment gains (losses):
CRT derivatives gains (losses)	$6	$8	12	$100
CRT debt gains (losses)	(1)	(66)	36	483
Single-family credit enhancement investment gains (losses)(1)	$5	($58)	$48	$583
Single-family benefit for (decrease in) credit enhancement recoveries(1)	($190)	$219	($435)	$658
(1)Recoveries collected under freestanding credit enhancements and write-offs of CRT debt were $2 million and $5 million during 2Q 2021 and YTD 2021, respectively, compared to $5 million and $8 million during 2Q 2020 and YTD 2020, respectively.
The table below presents the details of the credit enhancement recovery receivables we have recognized within other assets on our condensed consolidated balance sheet.
Table 24 - Single-Family Credit Enhancement Receivables

(In millions)	June 30, 2021	December 31, 2020
Freestanding credit enhancement expected recovery receivables, net of allowance	$209	$653
Primary mortgage insurance receivables(1), net of allowance	71	74
Total credit enhancement receivables	$280	$727
(1)Excludes $433 million and $444 million of deferred payment obligations associated with unpaid claim amounts as of June 30, 2021 and December 31, 2020, respectively. We have reserved for substantially all of these unpaid amounts as collectability is uncertain.

Freddie Mac 2Q 2021 Form 10-Q	41

Management's Discussion and Analysis	Risk Management

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
Loan Characteristics
The table below contains details of the characteristics of the loans in our single-family mortgage portfolio.
Table 25 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	June 30, 2021
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Single-family mortgage portfolio year of origination:
2021	$531	756	755	70%	68%	—%	—%
2020	977	760	763	71	62	—	—
2019	202	746	753	77	60	—	—
2018	85	737	737	77	56	—	—
2017	111	741	747	75	51	—	—
2016 and prior	658	738	752	75	39	—	3
Total	$2,564	751	756	73	56	—	1

	December 31, 2020
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Single-family mortgage portfolio year of origination:
2020	$971	760	758	71%	68%	—%	—%
2019	276	747	754	77	67	—	—
2018	119	739	739	77	62	—	—
2017	148	742	747	75	56	—	—
2016	187	748	758	73	49	—	—
2015 and prior	625	737	750	75	41	—	3
Total	$2,326	749	754	74	58	—	1
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
Table 26 - Single-Family Mortgage Portfolio Attribute Combinations

	June 30, 2021
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
(Original credit score)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified(2)
< 620	0.8%	8.19%	0.2%	13.81%	—%	NM	—%	NM	—%	NM	1.0%	9.45%	9.4%
620 to 679	4.2	4.87	2.3	5.54	0.3	4.88%	0.1	5.63%	—	NM	6.9	5.06	6.2
≥ 680	49.0	1.38	34.9	1.44	6.4	1.05	1.7	0.51	—	NM	92.0	1.37	0.5
Not available	0.1	6.31	—	NM	—	NM	—	NM	—	NM	0.1	6.70	14.3
Total	54.1%	1.90	37.4%	1.87	6.7%	1.42	1.8%	1.05	—%	NM	100.0%	1.86	1.2
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2021 Form 10-Q	42

Management's Discussion and Analysis	Risk Management

	December 31, 2020
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
(Original credit score)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified(2)
< 620	0.9%	9.27%	0.3%	14.96%	0.1%	18.74%	—%	NM	—%	NM	1.3%	11.00%	10.2%
620 to 679	4.2	5.93	2.5	7.93	0.5	8.17	0.1	7.92%	—	NM	7.3	6.64	7.1
≥ 680	45.4	1.83	34.5	2.31	8.9	2.37	2.4	0.96	0.1	12.56%	91.3	2.00	0.6
Not available	0.1	7.96	—	NM	—	NM	—	NM	—	NM	0.1	8.79	16.9
Total	50.6%	2.46	37.3%	2.94	9.5%	2.90	2.5%	1.69	0.1%	18.11	100.0%	2.64	1.4
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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family mortgage portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $0.6 billion and $0.7 billion of security collateral underlying our other securitization products at June 30, 2021 and December 31, 2020, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, part of our relief refinance initiative or part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller or servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to June 30, 2021, we have purchased approximately $36.4 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio.
The table below contains information on Alt-A loans in our single-family mortgage portfolio.
Table 27 - Alt-A Loans in Our Single-Family Mortgage Portfolio

	June 30, 2021				December 31, 2020
(Dollars in billions)	UPB	CLTV	% Modified(1)	SDQ Rate	UPB	CLTV	% Modified(1)	SDQ Rate
Alt-A	$16.8	51%	14.0%	9.07%	$18.4	55%	14.7%	10.66%
(1)     Primarily includes loans modified through the Freddie Mac Flex Modification program.
The UPB of Alt-A loans in our single-family mortgage portfolio is continuing to decline due to borrowers refinancing into other mortgage products, foreclosure sales, and other liquidation events.

Freddie Mac 2Q 2021 Form 10-Q	43

Management's Discussion and Analysis	Risk Management

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
The table below summarizes the concentration by geographic area of our single-family mortgage portfolio as of June 30, 2021 and December 31, 2020. While our portfolio is diversified geographically, the economic effects of the COVID-19 pandemic may be disproportionately concentrated in certain geographic regions or areas. See Note 16 for more information about credit risk associated with loans that we hold or guarantee.
Table 28 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	June 30, 2021			December 31, 2020			YTD 2021(1)		YTD 2020(1)
(Dollars in billions)	Portfolio UPB(2)	% of Portfolio	SDQ Rate	Portfolio UPB(2)	% of Portfolio	SDQ Rate	Credit Losses Amount	% of Credit Losses(3)	Credit Losses Amount	% of Credit Losses
Region:(4)
West	$800	31%	1.65%	$720	31%	2.41%	$—	NM	$—	6%
Northeast	608	24	2.30	549	24	3.16	—	NM	0.1	38
North Central	385	15	1.52	357	15	2.06	—	NM	0.1	27
Southeast	412	16	2.02	375	16	2.95	—	NM	0.1	20
Southwest	358	14	1.82	325	14	2.59	—	NM	—	9
Total	$2,563	100%	1.86	$2,326	100%	2.64	$—	NM	$0.3	100%
State:
California	$472	19%	1.80	$424	18%	2.64	$—	NM	$—	4%
Texas	158	6	2.13	145	6	3.11	—	NM	—	3
Florida	149	6	2.42	135	6	3.70	—	NM	—	11
New York	111	4	3.43	103	4	4.56	—	NM	—	10
Illinois	102	4	2.34	96	4	2.96	—	NM	0.1	14
All other	1,571	61	1.66	1,423	62	2.34	—	NM	0.2	58
Total	$2,563	100%	1.86	$2,326	100%	2.64	$—	NM	$0.3	100%
(1)Excludes credit losses related to charge-offs of accrued interest receivables.
(2)Excludes $476 million and $505 million in UPB of loans underlying certain securitization products for which data was not available as of June 30, 2021 and December 31, 2020, respectively.
(3)NM - not meaningful due to the credit losses amount rounding to zero.
(4)Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
Loans in COVID-19 Related Forbearance Plans
The table below contains details on the characteristics of our single-family loans in forbearance that are past due based on the loan's original contractual terms.
Table 29 - Credit Quality Characteristics of Our Single-Family Loans in Forbearance(1)

	June 30, 2021		December 31, 2020
(Dollars in billions)	UPB	% of Total	UPB	% of Total
Current LTV ratio(2):
≤ 60	$22.0	57%	$29.4	49%
> 60 to 80	14.2	37	23.7	39
> 80 to 100	2.1	6	6.9	11
> 100	0.1	—	0.3	1
Total	$38.4	100%	$60.3	100%
(1)Excludes certain loans for which we do not control servicing and loans underlying certain legacy transactions, as the forbearance information for these loans is either not reported to us by the servicers or is otherwise not readily available to us. These loans represented approximately 1.9% and 2.0% of the single-family mortgage portfolio as of June 30, 2021 and December 31, 2020, respectively.
(2)The weighted average current LTV ratio for our single-family loans in forbearance that were past due based on the loan's original contractual terms was 56% and 59% as of June 30, 2021 and December 31, 2020, respectively.

Freddie Mac 2Q 2021 Form 10-Q	44

Management's Discussion and Analysis	Risk Management

The table below presents payment status information of our single-family loans in forbearance based on the loans' original contractual terms.
Table 30 - Single-Family Loans in Forbearance Plans by Payment Status(1)

	June 30, 2021
(Dollars in millions)	Current	One Month Past Due	Two Months Past Due	Three Months to Six Months Past Due(2)	Greater Than Six Months Past Due(2)	Total
UPB	$6,466	$2,224	$2,061	$6,902	$27,212	$44,865
Number of loans (in thousands)	32	11	10	33	123	209
As a percentage of our single-family mortgage portfolio(3)	0.26%	0.09%	0.08%	0.26%	0.98%	1.67%

	December 31, 2020
(Dollars in millions)	Current	One Month Past Due	Two Months Past Due	Three Months to Six Months Past Due(2)	Greater Than Six Months Past Due(2)	Total
UPB	$8,907	$5,443	$4,372	$15,366	$35,144	$69,232
Number of loans (in thousands)	44	28	22	75	155	324
As a percentage of our single-family mortgage portfolio(3)	0.37%	0.23%	0.18%	0.63%	1.29%	2.70%
(1)Excludes certain loans for which we do not control servicing and loans underlying certain legacy transactions, as the forbearance information for these loans is either not reported to us by the servicers or is otherwise not readily available to us. These loans represented approximately 1.9% and 2.0% of the single-family mortgage portfolio as of June 30, 2021 and December 31, 2020, respectively.
(2)The UPB of loans in forbearance that were three months or more past due and accruing was $19.5 billion and $42.2 billion as of June 30, 2021 and December 31, 2020, respectively.
(3)Based on loan count.
We generally place single-family loans on non-accrual status when the loan becomes three monthly payments past due. For loans in active forbearance plans that were current prior to receiving forbearance, we continue to accrue interest income while the loan is in forbearance and is three or more monthly payments past due when we believe the available evidence indicates that collectability of principal and interest is reasonably assured based on management judgment, taking into consideration additional factors, the most important of which is the current LTV ratio. We ceased accruing interest income on certain loans that were more than nine months past due and in forbearance based on this analysis starting in 1Q 2021. When we accrue interest on loans that are three or more monthly payments past due, we measure an allowance for expected credit losses on unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect.
The table below provides the amount of accrued interest receivable, net of the allowance for credit losses, related to our single-family loans in forbearance.
Table 31 - Accrued Interest Receivable Related to Single-Family Loans in Forbearance(1)

(In millions)	June 30, 2021	December 31, 2020
Accrued interest receivable:
Less than three months past due	$29	$74
Three months to six months past due	93	235
Greater than six months past due(2)	806	911
Accrued interest receivable, gross	928	1,220
Allowance for credit losses	(167)	(138)
Accrued interest receivable, net	$761	$1,082
(1)Excludes certain loans for which we do not control servicing and loans underlying certain legacy transactions, as the forbearance information for these loans is either not reported to us by the servicers or is otherwise not readily available to us. These loans represented approximately 1.9% and 2.0% of the single-family mortgage portfolio as of June 30, 2021 and December 31, 2020, respectively.
(2)97% and 90% of the accrued interest receivable greater than six months past due is related to loans with current LTV ratios that are less than or equal to 80% as of June 30, 2021 and December 31, 2020, respectively.
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

Freddie Mac 2Q 2021 Form 10-Q	45

Management's Discussion and Analysis	Risk Management

repayment plan, a payment deferral, or a trial period plan related to a loan modification. If the borrower is not eligible for any of the home retention options, we may seek to pursue a foreclosure alternative or foreclosure. As a result of loans exiting COVID-19 related forbearance plans through payment deferrals or loan modifications during 2Q 2021 and YTD 2021, we deferred $359 million and $609 million, respectively, of delinquent interest into non-interest-bearing principal balances that are due at the earlier of the payoff date, maturity date, or sale of the property.
The table below presents a summary of single-family loans that received forbearance and were past due based on the loans' original contractual terms at some point during the forbearance period.
Table 32 - Single-Family Loans that Received Forbearance(1)

(Loan count in thousands)	June 30, 2021	December 31, 2020
Active forbearance at end of period	177	280
Forbearance plan exits(2) (from January 1, 2020 to end of period)
Reinstatement(3)	237	189
Pay-off	56	39
Payment deferral	273	166
Other(4)	59	43
Total forbearance plan exits(5)	625	437
Total single-family loans that received forbearance(6) (from January 1, 2020 to end of period)	802	717
(1)Excludes certain loans for which we do not control servicing and loans underlying certain legacy transactions, as the forbearance information for these loans is either not reported to us by the servicers or is otherwise not readily available to us. These loans represented approximately 1.9% and 2.0% of the single-family mortgage portfolio as of June 30, 2021 and December 31, 2020, respectively.
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
(5)86% and 83% of loans that received and subsequently exited forbearance were current or paid off as of June 30, 2021 and December 31, 2020, respectively.
(6)Based on number of forbearance plans. A loan may have received more than one forbearance plan during the period.
Allowance for Credit Losses
The table below summarizes our single-family allowance for credit losses activity.
Table 33 - Single-Family Allowance for Credit Losses Activity

(Dollars in millions)	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Beginning balance	$6,130	$6,347	$6,353	$5,233
Provision (benefit) for credit losses	(686)	624	(832)	1,790
Charge-offs	(203)	(121)	(441)	(285)
Recoveries collected	61	36	107	124
Other	211	30	326	54
Ending balance	$5,513	$6,916	$5,513	$6,916
Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$4,601	$6,482
Advances of pre-foreclosure costs	691	323
Accrued interest receivable on mortgage loans	168	57
Off-balance-sheet credit exposures	53	54
Total	$5,513	$6,916

As a percentage of our single-family mortgage portfolio	0.22%	0.34%

Freddie Mac 2Q 2021 Form 10-Q	46

Management's Discussion and Analysis	Risk Management

Credit Losses and Recoveries
The table below contains certain credit performance metrics for our single-family mortgage portfolio. Credit losses increased year-over-year as charge-offs of accrued interest receivable increased. Other credit losses declined as a result of the foreclosure moratorium that will remain in effect through July 31, 2021. After July 31, 2021, servicers will implement new foreclosure regulations issued by the CFPB on June 28, 2021. It is likely that we will incur additional costs in future periods, such as higher property preservation and maintenance expenses, due to the foreclosure moratorium and the foreclosure regulations newly issued by the CFPB as borrowers may remain delinquent for an extended period of time.
Table 34 - Single-Family Mortgage Portfolio Credit Performance Metrics

(Dollars in millions)	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Charge-offs	$203	$121	$441	$285
Recoveries collected(1)	(61)	(36)	(107)	(124)
Charge-offs, net	142	85	334	161
REO operations expense	7	14	15	99
Total credit losses	$149	$99	$349	$260

Total credit losses (in bps)	2.3	1.9	2.8	3.2
(1)Includes cash, REO, or other assets such as receivables from primary mortgage insurance.
TDRs and Non-Accrual Loan Activity
Single-family loans that have been modified or placed on non-accrual status generally have a higher associated allowance for credit losses.
The table below presents information about the UPB of single-family TDR loans and non-accrual loans on our condensed consolidated balance sheets.
Table 35 - Single-Family TDR and Non-Accrual Loans

	June 30, 2021			December 31, 2020
(Dollars in millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-investment	Mortgage Loans Held-for-Sale	Total
UPB:
TDRs on accrual status	$25,810	$3,007	$28,817	$28,547	$4,293	$32,840
Non-accrual loans	21,044	4,459	25,503	13,679	5,020	18,699
Total TDRs and non-accrual loans	$46,854	$7,466	$54,320	$42,226	$9,313	$51,539

Non-accrual loans as a percentage of total loans outstanding(1)			0.99%			0.80%
Allowance for credit losses as a percentage of non-accrual loans(2)			21.62			33.98
(1)Represents the total UPB of single-family non-accrual loans as a percentage of the total UPB of the single-family mortgage portfolio as of period end.
(2)Represents the total allowance for credit losses as a percentage of the total UPB of single-family non-accrual loans as of period end.
The table below presents information about the foregone interest income of single-family TDR loans and non-accrual loans.
Table 36 - Foregone Interest Income on Single-Family TDRs and Non-Accrual Loans

	2Q 2021(1)			2Q 2020(1)
(In millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total
Interest on TDRs and non-accrual loans:
At original contractual rates	$570	$111	$681	$365	$230	$595
Recognized	(302)	(44)	(346)	(179)	(128)	(307)
Foregone interest income on TDRs and non-accrual loans(2)	$268	$67	$335	$186	$102	$288
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2021 Form 10-Q	47

Management's Discussion and Analysis	Risk Management

	YTD 2021(1)			YTD 2020(1)
(In millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total
Interest on TDRs and non-accrual loans:
At original contractual rates	$1,168	$215	$1,383	$863	$446	$1,309
Recognized	(652)	(84)	(736)	(559)	(258)	(817)
Foregone interest income on TDRs and non-accrual loans(2)	$516	$131	$647	$304	$188	$492
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
The table below summarizes the UPB of single-family held-for-investment TDR loan activity.
Table 37 - Single-Family TDR Loan Activity

	June 30, 2021		June 30, 2020
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
Beginning balance, as of January 1	229,277	$32,676	249,182	$35,623
New additions(1)	8,815	1,449	13,546	2,230
Repayments and reclassifications to held-for-sale	(22,782)	(3,799)	(28,055)	(4,657)
Foreclosure sales and foreclosure alternatives	(1,181)	(218)	(1,120)	(170)
Ending balance, as of June 30	214,129	$30,108	233,553	$33,026
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
Single-Family Delinquency Rates
The percentages of loans that were one month past due and two months past due increased in early 2020 due to the COVID-19 pandemic but have trended back toward pre-pandemic levels as the impact of the pandemic on early-stage delinquencies has started to stabilize. The percentage of loans one month past due can be volatile due to seasonality and other factors that may not be indicative of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.

Freddie Mac 2Q 2021 Form 10-Q	48

Management's Discussion and Analysis	Risk Management

Our single-family serious delinquency rate decreased to 1.86% as of June 30, 2021, compared to 2.48% as of June 30, 2020, driven by an increase in the number of borrowers exiting forbearance and completing loan workout solutions that return their mortgages to current status. In addition, 54% of the seriously delinquent loans at June 30, 2021 were covered by credit enhancements that may partially reduce our credit risk exposure to these loans. See Note 4 for additional information on the payment status of our single-family mortgage loans.
Engaging in Loss Mitigation Activities

We offer a variety of borrower assistance programs, including loan workout activities for struggling borrowers. Our loan workouts include both home retention options and foreclosure alternatives. We also engage in transfers of servicing for, and sales of, certain seriously delinquent and reperforming loans.
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
The volume of our foreclosure alternatives remained insignificant in recent periods. The volume of foreclosures in YTD 2021 declined year-over-year, primarily due to the foreclosure moratorium that will remain in effect through July 31, 2021. After July 31, 2021, servicers will implement new foreclosure regulations issued by the CFPB on June 28, 2021.
The following graphs provide details about our single-family loan workout activities and foreclosure sales. In prior periods, payment deferrals were included in the loan modification category, as such amounts were not significant. Prior periods have been revised to conform to the current period presentation.
Home Retention Actions(1)
(In thousands)

194
182
88
133
94
88
98
105
94 94
81
74
82
52
50
55
65
38
27
11
9
2
5
2
4
3
4
2
4
1
5
4
1
3
2Q20
3Q20
4Q20
1Q21
2Q21
YTD20
YTD21
Forbearance plans
Repayment plans
Payment deferrals
Loan modifications
Total

(1)Forbearance plans in this graph only include those where borrowers fully reinstated the loan to current status during or at the end of the forbearance period.
Foreclosure Alternatives and Foreclosure Sales
(In thousands)

Freddie Mac 2Q 2021 Form 10-Q	49

Management's Discussion and Analysis	Risk Management

Sales and Securitization of Certain Seasoned Loans
We pursue sales of certain seriously delinquent loans when we believe the sale of these loans provides better economic returns than continuing to hold them. The FHFA requirements guiding these transactions include bidder qualifications, loan modifications, and performance reporting. In addition, in February 2021, in response to the COVID-19 pandemic, FHFA required that future transactions include requirements that the loans (i) be serviced in a manner that is consistent with any requirements that would apply under Section 4022 of the CARES Act as if the loans were still owned or securitized by Freddie Mac and (ii) adhere to any existing and future foreclosure or eviction moratoria related to the COVID-19 pandemic that have been imposed by FHFA or by federal legislation applicable to single-family loans that are owned or securitized by Freddie Mac.
Certain seriously delinquent loans may reperform, either on their own or through modification. In addition to sales of seriously delinquent loans, we securitize certain reperforming loans, which typically involves securitization of the loans using our senior subordinate securitization structures or Level 1 Securitization Products, depending on market conditions, business strategy, credit risk considerations, and operational efficiency. As with sales of seriously delinquent loans, FHFA required that future securitizations of such reperforming loans include requirements regarding compliance with Section 4022 of the CARES Act (which is applicable for loans purchased or securitized by Freddie Mac) and that the servicers adhere to any existing and future foreclosure or eviction moratoria related to the COVID-19 pandemic that have been imposed by FHFA or by federal legislation applicable to single-family loans that are owned or securitized by Freddie Mac. Of the $7.9 billion in UPB of single-family loans classified as held-for-sale at June 30, 2021, $4.3 billion related to loans that were seriously delinquent.
The table below presents the UPB of our single-family sales and securitization of seasoned loans.
Table 38 - Single-Family Sales and Securitization of Seasoned Loans

(In millions)	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Seriously delinquent loans	$—	$—	$—	$296
Reperforming loans	3,424	—	3,424	1,865
Total	$3,424	$—	$3,424	$2,161
Managing Foreclosure and REO Activities

Pursuant to FHFA guidance and the CARES Act, we are required to suspend foreclosures, other than for vacant or abandoned properties, and evictions due to the COVID-19 pandemic until July 31, 2021. As a result of this suspension, our REO ending inventory declined year-over-year. After July 31, 2021, servicers will implement new foreclosure regulations issued by the CFPB on June 28, 2021.
The table below shows our single-family REO activity.
Table 39 - Single-Family REO Activity

	2Q 2021		2Q 2020		YTD 2021		YTD 2020
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	1,604	$175	4,168	$474	1,766	$199	4,989	$565
Additions	375	31	190	15	729	61	1,631	151
Dispositions	(502)	(47)	(1,546)	(159)	(1,018)	(101)	(3,808)	(386)
Ending balance — REO	1,477	159	2,812	330	1,477	159	2,812	330
Beginning balance, valuation allowance		(1)		(17)		(1)		(10)
Change in valuation allowance		—		9		—		2
Ending balance, valuation allowance		(1)		(8)		(1)		(8)
Ending balance — REO, net		$158		$322		$158		$322

Freddie Mac 2Q 2021 Form 10-Q	50

Management's Discussion and Analysis	Risk Management

Multifamily Mortgage Credit Risk

Maintaining Prudent Underwriting Standards

We use a prior approval underwriting approach for multifamily loans in which we maintain credit discipline by completing our own underwriting and credit review for each new loan prior to purchase. Our underwriting standards focus on the LTV ratio and DSCR, which estimates a borrower's ability to repay the loan using the secured property's cash flows, after expenses. Our standards define maximum LTV ratios and minimum DSCRs that vary based on the characteristics and features of the loan. Changes in market conditions can affect the credit quality of our multifamily loan purchases and/or guarantees. Notwithstanding the effects of the COVID-19 pandemic on the multifamily market and broader economic environment, the credit quality of our multifamily loan purchases and guarantees remained consistent with prior periods.
The graphs below show the credit profile of the multifamily loans we purchased or guaranteed.
Weighted Average Original LTV Ratio
Weighted Average Original DSCR
Managing Our Portfolio, Including Loss Mitigation Activities

Loans in COVID-19 Related Forbearance Plans
Pursuant to FHFA guidance and the CARES Act, beginning in March 2020, we offered multifamily borrowers mortgage forbearance with the condition that they suspend all evictions during the forbearance period for renters unable to pay rent. Initially under our forbearance program, through December 31, 2020, multifamily borrowers with a fully performing loan as of February 1, 2020 were able to defer their loan payments for up to 90 days by showing hardship as a consequence of the COVID-19 pandemic and by gaining lender approval. After the forbearance period, the borrower was required to repay the forborne loan amounts in no more than 12 equal monthly installments.
In June 2020, in coordination with FHFA, we announced several supplemental forbearance relief options that servicers may use to assist borrowers who have a forbearance plan in place and continue to be materially affected by the COVID-19 pandemic. These supplemental relief options extend most of the original tenant protections and provide increased flexibility to tenants, including allowing the repayment of past due rent over time and not in a lump sum. In December 2020, we extended the deadline for borrowers whose loans have not been more than 30 days past due to request a new COVID-19 forbearance agreement or supplemental relief to March 31, 2021, and have since further extended this deadline to September 30, 2021.
We report multifamily delinquency rates based on the UPB of loans in our multifamily mortgage portfolio that are two monthly payments or more past due based on the loan's current contractual terms or are in the process of foreclosure, as reported by our servicers. Loans in forbearance are not considered delinquent as long as the borrower is in compliance with the forbearance agreement, including the agreed upon repayment plan.
The following table summarizes the current credit quality of loans under our COVID-19 forbearance program, which includes both the forbearance period and the repayment period.

Freddie Mac 2Q 2021 Form 10-Q	51

Management's Discussion and Analysis	Risk Management

Table 40 - Multifamily Loans that Received Forbearance(1)

	2Q 2021
(UPB in millions)	UPB	Loan Count
Total multifamily loans in a forbearance program, beginning of period	$7,416	1,100
New loans entering forbearance program	175	33
Active forbearance paydowns	(17)	—
Total loans exiting forbearance program(2)	(2,475)	(386)
Total multifamily loans in a forbearance program	$5,099	747
(1)    Excludes loans granted forbearance outside of our COVID-19 forbearance program. These loans represented 0.1% of the multifamily mortgage portfolio as of June 30, 2021.
(2)    Approximately 86% of loans exited our COVID-19 forbearance program through full repayment of the forborne amounts or loan payoff.
Of the loans in forbearance, 81.5%, based on UPB, are in securitizations with first loss credit protection provided by subordination. The weighted average subordination level of securitizations with subordination that have loans in forbearance was 14.4% as of June 30, 2021. 12.1% of loans in forbearance are scheduled to mature prior to 2023. Since the inception of our COVID-19 forbearance program, approximately 39.3% of loans (by UPB) that received relief have exited through full repayment of the forborne amounts. A majority of the remaining loans in our COVID-19 forbearance program will reach the end of their repayment period in the second half of 2021.
Allowance for Credit Losses
The following table summarizes the allowance for credit losses recorded on our multifamily mortgage loans held-for-investment and our off-balance sheet credit exposures.
Table 41 - Multifamily Allowance for Credit Losses Activity

(In millions)	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Beginning balance	$150	$136	$200	$69
Provision (benefit) for credit losses	(54)	81	(104)	148
Ending balance	$96	$217	$96	$217

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$47	$124
Off-balance sheet credit exposures	49	93
Total	$96	$217
Our multifamily credit losses remain low due to the property performance of the loans underlying our multifamily mortgage portfolio. See Note 7 for additional information regarding our multifamily credit losses and allowance for credit losses.
Transferring Credit Risk to Third-Party Investors

To reduce our credit risk exposure, we engage in a variety of CRT activities however, securitizations remain our principal risk transfer mechanism. Through securitizations, we have transferred a substantial amount of the expected and stressed credit risk on the multifamily guarantee portfolio, thereby reducing our overall credit risk exposure.
Multifamily Mortgage Portfolio CRT Issuance Activity
The table below provides the UPB of the mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions.
Table 42 - Multifamily Mortgage Portfolio CRT Issuance

	2Q 2021		2Q 2020		YTD 2021		YTD 2020
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Subordination	$16,929	$1,351	$10,738	$877	$38,043	$2,969	$21,284	$2,189
SCR	—	—	—	—	4,852	277	—	—
Total CRT Activities	$16,929	$1,351	$10,738	$877	$42,895	$3,246	$21,284	$2,189
(1)    Represents the UPB of the assets included in the associated reference pool or securitization trust, as applicable.
(2) For subordination, represents the UPB of the securities that are held by third parties at issuance and are subordinate to the securities we guarantee. For SCR transactions, represents the UPB of securities held by third parties at issuance.

Freddie Mac 2Q 2021 Form 10-Q	52

Management's Discussion and Analysis	Risk Management

Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we obtain various forms of credit protection in connection with the acquisition, guarantee, or securitization of a loan or group of loans, our principal credit enhancement type is subordination, which is created through our securitization transactions. As of June 30, 2021 and December 31, 2020, our maximum coverage provided by subordination in nonconsolidated VIEs was $44.3 billion and $42.8 billion, respectively. See Note 8 for additional information on our credit enhancements.
The table below presents the UPB, delinquency rates, and forbearance rates for both credit-enhanced and non-credit-enhanced loans underlying our multifamily mortgage portfolio.
Table 43 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	June 30, 2021			December 31, 2020
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate(1)(2)	UPB	Delinquency Rate	Forbearance Rate(1)(2)
Credit-enhanced:
Subordination	$353,191	0.15%	1.18%	$328,897	0.18%	1.99%
Other	19,885	0.25	1.78	17,352	0.17	2.73
Total credit-enhanced	373,076	0.15	1.21	346,249	0.18	2.03
Non-credit-enhanced	25,351	0.04	2.33	42,098	0.02	1.83
Total	$398,427	0.15	1.28	$388,347	0.16	2.01
(1)    Excludes loans granted forbearance outside of our COVID-19 forbearance program. These loans represented 0.1% and less than 0.1% of the multifamily mortgage portfolio as of June 30, 2021 and December 31, 2020, respectively.
(2)    Forbearance rate includes loans in a forbearance program including loans in their repayment period.
The following table provides information on the level of subordination outstanding for our securitizations with subordination.
Table 44 - Level of Subordination Outstanding

	June 30, 2021			December 31, 2020
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate	UPB	Delinquency Rate	Forbearance Rate
Less than 10%	$86,920	—%	0.04%	$53,220	0.04%	0.15%
10% or greater	266,271	0.20	1.55	275,677	0.20	2.35
Total	$353,191	0.15	1.18	$328,897	0.18	1.99
Weighted average subordination level	13%			13%
The table below contains details on the loans underlying our multifamily mortgage portfolio that are not credit-enhanced.
Table 45 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	June 30, 2021			December 31, 2020
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate	UPB	Delinquency Rate	Forbearance Rate
Unsecuritized loans:
Held-for-sale	$7,661	0.12%	1.91%	$21,794	0.04%	0.85%
Held-for-investment	6,256	—	0.10	8,655	—	1.40
Securitization products	6,519	—	6.68	6,711	—	6.84
Other mortgage-related guarantees	4,915	—	0.07	4,938	—	0.07
Total	$25,351	0.04	2.33	$42,098	0.02	1.83
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
Sellers and Servicers

Single-Family

Freddie Mac 2Q 2021 Form 10-Q	53

Management's Discussion and Analysis	Risk Management

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
Our top five non-depository sellers provided approximately 29% and 24% of our single-family purchase volume during YTD 2021 and YTD 2020, respectively. The table below summarizes the concentration of non-depository servicers of our single-family mortgage portfolio.
Table 46 - Single-Family Mortgage Portfolio Non-Depository Servicers

	June 30, 2021		December 31, 2020
	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans
Top five non-depository servicers	19%	16%	18%	17%
Other non-depository servicers	34	34	30	28
Total	53%	50%	48%	45%
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
The table below summarizes our exposure to single-family mortgage insurers as of June 30, 2021. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.
Table 47 - Single-Family Mortgage Insurers

			June 30, 2021
(In millions)	Credit Rating(1)	Credit Rating Outlook(1)	UPB	Coverage(2)
Arch Mortgage Insurance Company	A	Negative	$98,121	$24,367
Mortgage Guaranty Insurance Corporation (MGIC)	BBB+	Stable	94,375	23,094
Radian Guaranty Inc. (Radian)	BBB+	Stable	92,041	21,913
Essent Guaranty, Inc.	BBB+	Negative	77,888	19,043
Genworth Mortgage Insurance Corporation	BB+	Watch Positive	77,195	19,077
National Mortgage Insurance (NMI)	BBB	Stable	58,119	14,474
PMI Mortgage Insurance Co. (PMI)	Not Rated	N/A	1,581	396
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	1,169	289
Triad Guaranty Insurance Corporation (Triad)	Not Rated	N/A	736	184
Others	N/A	N/A	543	105
Total			$501,768	$122,942
(1)Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Latest rating available as of June 30, 2021. Represents the lower of S&P and Moody's credit ratings and outlooks stated in terms of the S&P equivalent.
(2)Coverage amounts exclude coverage related to IMAGIN and certain loans for which we do not control servicing, and may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.
The table below displays the concentration of our single-family credit risk exposure to our ACIS counterparties.

Freddie Mac 2Q 2021 Form 10-Q	54

Management's Discussion and Analysis	Risk Management

Table 48 - Single-Family ACIS Counterparties

	June 30, 2021		December 31, 2020
(Dollars in billions)	Maximum Coverage(1)	% of Total	Maximum Coverage(1)	% of Total
Top five ACIS counterparties	$6.2	45%	$5.3	48%
All other ACIS counterparties	7.5	55	5.8	52
Total	$13.7	100%	$11.1	100%
(1)Represents maximum coverage exclusive of the collateral posted to secure the counterparties' obligations.
As of June 30, 2021 and December 31, 2020, our ACIS counterparties posted collateral of $3.4 billion and $2.4 billion, respectively.

Freddie Mac 2Q 2021 Form 10-Q	55

Management's Discussion and Analysis	Risk Management
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
Table 49 - PVS-YC and PVS-L Results Assuming Shifts of the LIBOR Yield Curve

	June 30, 2021			December 31, 2020
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets:
Investments	($145)	$2,804	$5,943	($286)	$3,700	$7,670
Guarantees(2)	88	(734)	(899)	165	(1,691)	(3,250)
Total Assets	(57)	2,070	5,044	(121)	2,009	4,420
Liabilities	(16)	(2,873)	(6,166)	(54)	(3,237)	(7,503)
Derivatives	77	791	1,041	185	1,180	2,839
Total	4	(12)	(81)	$10	($48)	($244)
PVS	4	—	—	$10	$—	$—
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
(2)Represents the interest-rate risk from our single-family portfolio, which includes buy-ups, float, and upfront fees (including buy-downs).

Freddie Mac 2Q 2021 Form 10-Q	56

Management's Discussion and Analysis	Risk Management
Table 50 - Duration Gap and PVS Results

	2Q 2021			2Q 2020
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.3	$7	$17	0.4	$12	$60
Minimum	(0.8)	—	—	(0.6)	—	—
Maximum	1.0	24	93	0.9	30	200
Standard deviation	0.3	6	23	0.3	8	49

	YTD 2021			YTD 2020
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.3	$7	$39	0.4	$11	$61
Minimum	(0.8)	—	—	(0.6)	—	—
Maximum	1.0	24	200	1.5	30	236
Standard deviation	0.3	6	49	0.4	7	62
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 51 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
June 30, 2021	$1,287	$—	($1,287)
December 31, 2020 (1)	601	—	(601)
(1)Before derivatives, our adverse PVS-L rate movement is -50 bps, whereas after derivatives our adverse PVS-L rate movement is +50 bps.
As we continue our efforts to replace LIBOR with SOFR, we expect to transition the company-wide discounting from LIBOR to SOFR in measuring the company’s interest-rate risk in the future. We do not expect the change to have a significant impact on measurement of our interest-rate risk.
Earnings Sensitivity to Market Risk

The accounting treatment for our financial assets and liabilities (e.g., some are measured at amortized cost, while others are measured at fair value) creates variability in our earnings when interest rates and spreads change. We have elected fair value hedge accounting for certain assets and liabilities in an effort to reduce this earnings variability due to interest rates and better align our financial results with the economics of our business. See MD&A - Consolidated Results of Operations and MD&A - Our Business Segments for additional information on the effect of changes in interest rates and market spreads on our financial results.
Interest Rate-Related Earnings Sensitivity

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, changes in interest rates may still result in significant earnings variability from period to period. Based upon the composition of our financial assets and liabilities, including derivatives, at June 30, 2021, we would generally recognize fair value losses when interest rates increase if we did not apply fair value hedge accounting.
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

Freddie Mac 2Q 2021 Form 10-Q	57

Management's Discussion and Analysis	Risk Management
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
Table 52 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	June 30, 2021	June 30, 2020
Interest Rate Scenarios(1)
Parallel yield curve shifts:
+100 basis points	$19	($10)
-100 basis points	(19)	10
Non-parallel yield curve shifts - long-term interest rates:
+100 basis points	(179)	272
-100 basis points	179	(272)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 basis points	197	(281)
-100 basis points	(197)	281
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

Freddie Mac 2Q 2021 Form 10-Q	58

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Liquidity
Primary Sources of Liquidity

The following table lists the sources of our liquidity, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 53 - Liquidity Sources

(In millions)		Balance(1) at June 30, 2021	Balance(1) at December 31, 2020		Description
•	Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$118,080	$95,894	•	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
•	Liquid Portion of the Mortgage-Related Investments Portfolio	43,573	67,562	•	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
(1)Represents carrying value for the liquidity and contingency operating portfolio, included within our other investments portfolio, and UPB for the liquid portion of the mortgage-related investments portfolio.
Other Investments Portfolio

Our other investments portfolio is important to our cash flow, collateral management, asset and liability management, and ability to provide liquidity and stability to the mortgage market. The table below summarizes the balances in our other investments portfolio, which includes the liquidity and contingency operating portfolio.
Table 54 - Other Investments Portfolio

	June 30, 2021				December 31, 2020
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)
Cash and cash equivalents	$7,217	$3,954	$—	$11,171	$6,509	$17,380	$—	$23,889
Securities purchased under agreements to resell	81,334	36,266	717	118,317	65,753	38,487	763	105,003
Non-mortgage related securities	29,529	—	3,754	33,283	23,632	—	3,321	26,953
Advances to lenders	—	—	5,045	5,045	—	—	4,162	4,162
LIHTC equity investment	—	—	1,572	1,572	—	—	1,410	1,410
Secured lending	—	—	1,593	1,593	—	—	1,680	1,680
Total	$118,080	$40,220	$12,681	$170,981	$95,894	$55,867	$11,336	$163,097
(1)Represents carrying value.
Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $3.1 billion as of both June 30, 2021 and December 31, 2020.
The liquidity and contingency operating portfolio also included cash collateral posted to us primarily by derivatives counterparties of $1.8 billion and $2.8 billion as of June 30, 2021 and December 31, 2020, respectively. We have invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements.

Freddie Mac 2Q 2021 Form 10-Q	59

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Primary Sources of Funding

The following table lists the sources and balances of our funding as of the dates shown and a brief description of their importance to Freddie Mac.
Table 55 - Funding Sources

(In millions)		Balance(1) at June 30, 2021	Balance(1) at December 31, 2020		Description
•	Debt of Freddie Mac	$227,102	$284,370	•	Debt of Freddie Mac is used to fund our business activities.
•	Debt Securities of Consolidated Trusts	2,575,653	2,308,176	•	Debt securities of consolidated trusts are used primarily to fund our single-family activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and purchasing modified or seriously delinquent loans from the trusts.
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

Freddie Mac 2Q 2021 Form 10-Q	60

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 56 - Debt of Freddie Mac Activity

	2Q 2021				YTD 2021
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills®
Beginning balance	$—	—%	$—	—%	$11	0.69%	$—	—%
Issuances	—	—	—	—	—	—	—	—
Repurchases	—	—	—	—	—	—	—	—
Maturities	—	—	—	—	(11)	0.69	—	—
Ending Balance	—	—	—	—	—	—	—	—

Securities sold under agreements to repurchase
Beginning balance	7,930	(0.05)	—	—	—	—	—	—
Additions	153,190	(0.06)	—	—	287,018	(0.05)	—	—
Repayments	(156,500)	(0.06)	—	—	(282,398)	(0.06)	—	—
Ending Balance	4,620	(0.03)	—	—	4,620	(0.03)	—	—

Callable debt
Beginning balance	10,910	0.03	101,514	0.71	685	0.10	123,338	0.71
Issuances	—	—	—	—	22,050	0.04	1,090	0.60
Repurchases	—	—	—	—	—	—	—	—
Calls	(10,910)	0.03	(11,795)	0.55	(22,735)	0.04	(34,184)	0.65
Maturities	—	—	(668)	1.70	—	—	(1,193)	1.79
Ending Balance	—	—	89,051	0.72	—	—	89,051	0.72

Non-callable debt
Beginning balance	—	—	137,973	1.17	4,259	1.51	145,560	1.21
Issuances	—	—	—	—	—	—	—	—
Repurchases	—	—	(11)	0.38	(1,835)	1.53	(2,832)	1.93
Maturities	—	—	(8,197)	0.63	(2,424)	1.49	(12,963)	1.18
Ending Balance	—	—	129,765	1.21	—	—	129,765	1.21

STACR and SCR Debt(2)
Beginning balance	—	—	12,061	4.13	—	—	12,488	4.09
Issuances	—	—	—	—	—	—	—	—
Repurchases	—	—	—	—	—	—	—	—
Maturities	—	—	(401)	4.38	—	—	(828)	4.32
Ending Balance	—	—	11,660	4.10	—	—	11,660	4.10
Total debt of Freddie Mac	4,620	(0.03)%	230,476	1.17%	4,620	(0.03%)	230,476	1.17%
Offsetting arrangements	(4,620)				(4,620)
Total debt of Freddie Mac, net	$—		$230,476		$—		$230,476
(1)Average rate is weighted based on par value.
(2)STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty and are therefore included as a separate category in the table.
As of June 30, 2021, our aggregate indebtedness, calculated as the par value of debt of Freddie Mac, was $230.6 billion, which was below the current $300.0 billion debt cap limit imposed by the Purchase Agreement.
The decrease in total outstanding debt of Freddie Mac from December 31, 2020 to June 30, 2021 was driven by the decline in the mortgage-related investments portfolio, coupled with lower expected cash window volume due to lower expected refinance activities and pursuant to the January 2021 Letter Agreement.

Freddie Mac 2Q 2021 Form 10-Q	61

Management's Discussion and Analysis	Liquidity and Capital Resources

Maturity and Redemption Dates
The following graphs present debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.
Contractual Maturity Date as of June 30, 2021 (1)
(Par value in billions)

$62
$45
$38
$13
$31
$34
$12
Due in 1 year or less
Due after 1 year through 2 years
Due after 2 years through 3 years
Due after 3 years through 4 years
Due after 4 years through 5 years
Thereafter
STACR and SCR debt

Earliest Redemption Date as of June 30, 2021 (1)
(Par value in billions)

$136
$42
$21
$3
$9
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
Debt Securities of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt securities of consolidated trusts. We issue this type of debt by securitizing mortgage loans primarily to fund the majority of our single-family guarantee activities. When we consolidate securitization trusts, we recognize the following on our condensed consolidated balance sheets:
■    The assets held by the securitization trusts, the majority of which are mortgage loans. We recognized $2,543.5 billion and $2,273.3 billion of mortgage loans, which represented 89.5% and 86.5% of our total assets, as of June 30, 2021 and December 31, 2020, respectively.
■    The debt securities issued by the securitization trusts, the majority of which are Level 1 Securitization Products and are pass-through securities, where the cash flows of the mortgage loans held by the securitization trust are passed through to the holders of the securities. We recognized $2,575.7 billion and $2,308.2 billion of debt securities of consolidated trusts, which represented 91.9% and 89.0% of our total debt, as of June 30, 2021 and December 31, 2020, respectively.
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

Freddie Mac 2Q 2021 Form 10-Q	62

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.
Table 57 - Activity for Debt Securities of Consolidated Trusts Held by Third Parties

(In millions)	2Q 2021	YTD 2021
Beginning balance	$2,376,691	$2,240,602
Issuances:
New issuances to third parties	225,555	455,755
Additional issuances of securities	168,463	348,386
Total issuances	394,018	804,141
Extinguishments:
Purchases of debt securities from third parties	(2,506)	(5,071)
Debt securities received in settlement of secured lending	(58,472)	(109,164)
Repayments of debt securities	(203,397)	(424,174)
Total extinguishments	(264,375)	(538,409)
Ending balance	2,506,334	2,506,334
Unamortized premiums and discounts	69,319	69,319
Debt securities of consolidated trusts held by third parties	$2,575,653	$2,575,653
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
We have certain off-balance sheet arrangements related to our securitization and other mortgage-related guarantee activities. Our off-balance sheet arrangements related to securitization activities primarily consist of guaranteed K Certificates and SB Certificates. Our guarantee of these securitization activities and other mortgage-related guarantees may result in liquidity needs to cover potential cash flow shortfalls from borrower defaults. As of June 30, 2021 and December 31, 2020, the outstanding UPB of the guaranteed securities was $359.5 billion and $337.0 billion, respectively. In addition to our securitization and other mortgage-related guarantees, we have certain other guarantees that are accounted for as derivative instruments and are recognized on our condensed consolidated balance sheets at fair value. See Note 10 for additional information on these guarantees, which are not included in the totals above.
We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. Accordingly, commingling Fannie Mae collateral in our resecuritization transactions increases our off-balance sheet liquidity exposure as we do not have control over the Fannie Mae collateral. As of June 30, 2021 and December 31, 2020, the total amount of our off-balance sheet exposure related to Fannie Mae securities backing Freddie Mac resecuritization products was approximately $99.0 billion and $85.8 billion, respectively.
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) increased by $3.6 billion from $7.6 billion as of June 30, 2020 to $11.2 billion as of June 30, 2021, primarily due to an increase in the size of our other investments portfolio to comply with the minimum liquidity requirements established by FHFA that have been in effect since December 2020.

Freddie Mac 2Q 2021 Form 10-Q	63

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources
Primary Sources of Capital

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Under the Purchase Agreement, Treasury made a commitment to provide us with funding, under certain conditions, to eliminate deficits in our net worth. Pursuant to the January 2021 Letter Agreement, we will not be required to pay a dividend on the senior preferred stock to Treasury until our Net Worth Amount exceeds the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. Based on our Net Worth Amount of $22.4 billion as of June 30, 2021, no dividend is payable to Treasury for the quarter ended June 30, 2021. See Note 2 for details of the support we receive from Treasury.
In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make business decisions, while in conservatorship, utilizing a risk-based CCF, a capital system with detailed formulae provided by FHFA. In November 2020, FHFA released a final rule that establishes the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae. The ERCF, which went into effect in February 2021, has a transition period for compliance. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order. Pursuant to the final rule, we will be required to report our regulatory capital under the ERCF beginning on January 1, 2022.
We invest our Net Worth Amount primarily in short-term investments. The table below presents activity related to our net worth during 2Q 2021 and YTD 2021.
Table 58 - Net Worth Activity

(In millions)	2Q 2021	YTD 2021
Beginning balance	$18,791	$16,413
Comprehensive income (loss)	3,611	5,989
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	—	—
Total equity / net worth	$22,402	$22,402
Aggregate draws under Purchase Agreement	$71,648	$71,648
Aggregate cash dividends paid to Treasury	119,680	119,680
Liquidation preference of the senior preferred stock	91,439	91,439

Freddie Mac 2Q 2021 Form 10-Q	64

Management's Discussion and Analysis	Critical Accounting Policies and Estimates
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
Changes in forecasted house price growth rates can have a significant effect on our allowance for credit losses. Our estimate of expected credit losses leverages an internally based model that uses a Monte Carlo simulation which generates many possible house price scenarios for up to 40 years for each metropolitan statistical area (MSA). These scenarios are used to estimate loan-level expected future cash flows and credit losses based on each loan’s individual characteristics. The COVID-19 pandemic initially resulted in a decline in our near-term forecasted house price growth rates compared to pre-pandemic estimates, but our forecast has since improved. The table below summarizes our nationwide forecasted house price growth rates for both full-year 2021 and 2022 that were used in determining our allowance for credit losses as of June 30, 2021 and as of December 31, 2020. These growth rates are used as inputs to our models to develop the detailed forecasted life-of-loan house price growth rates for each MSA.
Table 59 - Forecasted House Price Growth Rates

	2021	2022
June 30, 2021	12.1%	5.3%
December 31, 2020	5.4%	3.0%

Freddie Mac 2Q 2021 Form 10-Q	65

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Supreme Court Decision on HERA and Change in FHFA Director

On June 23, 2021, the U.S. Supreme Court decided in Collins v. Yellen that the “for cause” removal provision for the director of FHFA in the Housing and Economic Recovery Act was unconstitutional. As a result, the President has the power to remove the FHFA Director at will. In this decision, the U.S. Supreme Court also noted that “the Recovery Act authorizes the agency to act in what it determines is ‘in the best interests of the regulated entity or the Agency,’" further providing that “when the FHFA acts as a conservator, it may aim to rehabilitate the regulated entity in a way that, while not in the best interests of the regulated entity, is beneficial to the Agency and, by extension, the public it serves.” For more information on this case, see the Legal Proceedings section in this Form 10-Q and our 2020 Annual Report.
On June 23, 2021, President Biden appointed Sandra Thompson as Acting Director of FHFA to replace Mark Calabria. Changes in FHFA leadership could result in significant changes to our business activities or strategic direction. For more information on our conservatorship and related risks, see the MD&A – Conservatorship and Related Matters and Risk Factors sections in our 2020 Annual Report.
Affordable Housing Fund Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and pay this amount to certain housing funds. During 2Q 2021 and YTD 2021, we completed $300.2 billion and $674.7 billion, respectively, of new business purchases subject to this requirement and accrued $126 million and $283 million, respectively, of related expense. We are prohibited from passing through these costs to the originators of the loans that we purchase.
Legislative and Regulatory Developments
FHFA Final Rule on Resolution Planning

In May 2021, FHFA published a final rule that requires Freddie Mac and Fannie Mae to develop credible resolution plans, also known as living wills. The purpose of the rule is to require each Enterprise to develop a resolution plan to facilitate its rapid and orderly resolution under FHFA’s receivership authority in a manner that: (1) minimizes disruption in the national housing finance markets by providing for the continued operation of the core business lines of the Enterprise in receivership by a newly constituted limited life regulated entity (“LLRE”); (2) preserves the value of the Enterprise’s franchise and assets; (3) facilitates the division of assets and liabilities between the LLRE and the receivership estate; (4) ensures that investors in mortgage-backed securities guaranteed by the Enterprises and in Enterprise unsecured debt bear losses in accordance with the priority of payments established in the GSE Act; and (5) fosters market discipline by making clear that no extraordinary government support will be available to indemnify investors against losses or fund the resolution of an Enterprise. The rule addresses procedural requirements related to the frequency and timing for submission of initial and subsequent resolution plans to FHFA. The rule provides a set of required and prohibited assumptions when developing the resolution plans, including assuming that receivership may occur under the severely adverse economic conditions provided by FHFA in conjunction with any stress testing required or another scenario provided by FHFA, not assuming the provision or continuation of extraordinary government support (including support under the Purchase Agreement), and reflecting statutory provisions that obligations and securities of the Enterprises are not guaranteed by the United States and do not constitute a debt or obligation of the United States. This rule became effective on July 6, 2021, and our first resolution plan must be submitted to FHFA in April 2023.

Freddie Mac 2Q 2021 Form 10-Q	66

Management's Discussion and Analysis	Regulation and Supervision

Borrower Protection as Foreclosure and REO Eviction Moratoriums End

On June 28, 2021, the CFPB amended Regulation X to help protect mortgage borrowers as federal foreclosure moratoriums are phased out and borrowers exit forbearance. These rules establish temporary safeguards to help ensure that borrowers suffering hardship related to COVID-19 have time before foreclosure to explore their options, including loan modification and selling their homes. The rules cover loans on principal residences, generally exclude small servicers, and will take effect on August 31, 2021. The new foreclosure and eviction moratoriums will expire on December 31, 2021 and rules relating to borrower contact will expire on October 1, 2022.
On June 29, 2021, FHFA announced that Freddie Mac and Fannie Mae servicers will not be permitted to make a first notice or filing for foreclosure that would be prohibited by these CFPB rules before the CFPB rules take effect. The Enterprises' moratoriums on single-family foreclosures and REO evictions will expire on July 31, 2021. Requiring Enterprise servicers to follow the CFPB's new protections a month before the CFPB rule takes effect will help protect borrowers from foreclosure and provides certainty for servicers about Enterprise expectations.

Freddie Mac 2Q 2021 Form 10-Q	67

Management's Discussion and Analysis	Forward-Looking Statements

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
■ Changes to our capital requirements and potential effects of such changes on our business strategies;
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
■ The success of our strategy to transfer mortgage credit risk through STACR, ACIS, K Certificate, SB Certificate, and other CRT transactions;
■ Our ability to maintain adequate liquidity to fund our operations;
■ Our ability to maintain the security and resiliency of our operational systems and infrastructure, including against cyberattacks;
■ Our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;
■ The adequacy of our risk management framework, including the adequacy of our capital framework for measuring risk;
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
■    Changes in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;
■ Changes in investor demand for our debt or mortgage-related securities;

Freddie Mac 2Q 2021 Form 10-Q	68

Management's Discussion and Analysis	Forward-Looking Statements

■ Our ability to maintain market acceptance of the UMBS, including our ability to maintain alignment of the prepayment speeds of our and Fannie Mae's respective UMBS;
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

Freddie Mac 2Q 2021 Form 10-Q	69

Financial Statements

Financial Statements

Freddie Mac 2Q 2021 Form 10-Q	70

Financial Statements	Condensed Consolidated Statements of Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Net interest income
Interest income	$15,230	$15,716	$29,132	$33,308
Interest expense	(10,463)	(12,840)	(20,726)	(27,647)
Net interest income	4,767	2,876	8,406	5,661

Non-interest income (loss)
Guarantee income	356	469	604	846
Investment gains (losses), net	636	670	1,844	(165)
Other income (loss)	107	134	285	229
Non-interest income (loss)	1,099	1,273	2,733	910
Net revenues	5,866	4,149	11,139	6,571

Benefit (provision) for credit losses	740	(705)	936	(1,938)

Non-interest expense
Salaries and employee benefits	(346)	(327)	(690)	(668)
Professional services	(97)	(88)	(184)	(164)
Other administrative expense	(208)	(186)	(416)	(356)
Total administrative expense	(651)	(601)	(1,290)	(1,188)
Credit enhancement expense	(369)	(233)	(704)	(464)
Benefit for (decrease in) credit enhancement recoveries	(193)	221	(450)	688
REO operations expense	(7)	(14)	(15)	(99)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(570)	(442)	(1,104)	(874)
Other expense	(179)	(140)	(394)	(243)
Non-interest expense	(1,969)	(1,209)	(3,957)	(2,180)

Income (loss) before income tax (expense) benefit	4,637	2,235	8,118	2,453
Income tax (expense) benefit	(958)	(458)	(1,672)	(503)
Net income (loss)	3,679	1,777	6,446	1,950

Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	(73)	154	(468)	592
Changes in unrealized gains (losses) related to cash flow hedge relationships	8	11	18	24
Changes in defined benefit plans	(3)	(4)	(7)	(6)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(68)	161	(457)	610
Comprehensive income (loss)	$3,611	$1,938	$5,989	$2,560

Net income (loss)	$3,679	$1,777	$6,446	$1,950
Future increase in senior preferred stock liquidation preference	(3,611)	(1,938)	(5,989)	(2,320)
Net income (loss) attributable to common stockholders	$68	($161)	$457	($370)
Net income (loss) per common share — basic and diluted	$0.02	($0.05)	$0.14	$0.11
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2021 Form 10-Q	71

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except share-related amounts)	2021	2020
Assets
Cash and cash equivalents (Notes 3, 16) (includes $3,954 and $17,379 of restricted cash and cash equivalents)	$11,171	$23,889
Securities purchased under agreements to resell (Notes 3, 11, 16)	113,697	105,003
Investment securities, at fair value (Note 3, 6)	59,558	59,825
Mortgage loans held-for-sale (Notes 3, 4) (includes $6,811 and $14,199 at fair value)	17,508	33,652
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for credit losses of $4,648 and $5,732)	2,590,715	2,350,236
Accrued interest receivable (Notes 3, 4, 6, 11) (net of allowance of $168 and $140)	7,637	7,754
Derivative assets, net (Notes 10, 11)	756	1,205
Deferred tax assets, net	6,494	6,557
Other assets (Notes 3) (includes $6,080 and $5,775, at fair value)	34,606	39,294
Total assets	$2,842,142	$2,627,415
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,122	$6,210
Debt (Notes 3, 9) (includes $2,073 and $2,592 at fair value)	2,802,755	2,592,546
Derivative liabilities, net (Notes 10, 11)	507	954
Other liabilities (Notes 3)	10,356	11,292
Total liabilities	2,819,740	2,611,002
Commitments and contingencies (Notes 5, 10, 18)
Equity (Note 12)
Senior preferred stock (liquidation preference of $91,439 and $86,539)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares and 650,059,292 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(60,656)	(67,102)
AOCI, net of taxes, related to:
Available-for-sale securities	342	810
Cash flow hedge relationships	(188)	(206)
Defined benefit plans	32	39
Total AOCI, net of taxes	186	643
Treasury stock, at cost, 75,804,333 shares and 75,804,594 shares	(3,885)	(3,885)
Total equity	22,402	16,413
Total liabilities and equity	$2,842,142	$2,627,415
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	June 30,	December 31,
(In millions)	2021	2020
Condensed Consolidated Balance Sheet Line Item (Note 3)
Assets:
Mortgage loans held-for-investment	$2,543,467	$2,273,347
All other assets	67,620	83,982
Total assets of consolidated VIEs	$2,611,087	$2,357,329
Liabilities:
Debt	$2,575,653	$2,308,176
All other liabilities	5,631	5,610
Total liabilities of consolidated VIEs	$2,581,284	$2,313,786
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2021 Form 10-Q	72

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at March 31, 2021	1	464	650	$72,648	$14,109	$—	$—	($64,335)	$254	($3,885)	$18,791
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	3,679	—	—	3,679
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(68)	—	(68)
Comprehensive income (loss)	—	—	—	—	—	—	—	3,679	(68)	—	3,611
Ending balance at June 30, 2021	1	464	650	$72,648	$14,109	$—	$—	($60,656)	$186	($3,885)	$22,402

Balance at March 31, 2020	1	464	650	$72,648	$14,109	$—	$—	($74,255)	$887	($3,885)	$9,504
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	1,777	—	—	1,777
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	161	—	161
Comprehensive income (loss)	—	—	—	—	—	—	—	1,777	161	—	1,938
Ending balance at June 30, 2020	1	464	650	$72,648	$14,109	$—	$—	($72,478)	$1,048	($3,885)	$11,442

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2020	1	464	650	$72,648	$14,109	$—	$—	($67,102)	$643	($3,885)	$16,413
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	6,446	—	—	6,446
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(457)	—	(457)
Comprehensive income (loss)	—	—	—	—	—	—	—	6,446	(457)	—	5,989
Ending balance at June 30, 2021	1	464	650	$72,648	$14,109	$—	$—	($60,656)	$186	($3,885)	$22,402

Balance at December 31, 2019	1	464	650	$72,648	$14,109	$—	$—	($74,188)	$438	($3,885)	$9,122
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	1,950	—	—	1,950
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	610	—	610
Comprehensive income (loss)	—	—	—	—	—	—	—	1,950	610	—	2,560
Cumulative effect from adoption of CECL	—	—	—	—	—	—	—	(240)	—	—	(240)
Ending balance at June 30, 2020	1	464	650	$72,648	$14,109	$—	$—	($72,478)	$1,048	($3,885)	$11,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2021 Form 10-Q	73

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2021	YTD 2020
Net cash provided by (used in) operating activities	$16,070	$428
Cash flows from investing activities
Purchases of trading securities	(62,814)	(78,316)
Proceeds from sales of trading securities	67,944	58,808
Proceeds from maturities and repayments of trading securities	3,126	11,172
Purchases of available-for-sale securities	(7,288)	(5,668)
Proceeds from sales of available-for-sale securities	20,941	24,810
Proceeds from maturities and repayments of available-for-sale securities	753	1,737
Purchases of mortgage loans acquired as held-for-investment	(367,336)	(221,933)
Proceeds from sales of mortgage loans acquired as held-for-investment	5,199	2,706
Proceeds from repayments of mortgage loans acquired as held-for-investment	414,680	294,343
Advances under secured lending arrangements	(112,980)	(47,276)
Repayments of secured lending arrangements	92	964
Net proceeds from dispositions of real estate owned and other recoveries	144	446
Net (increase) decrease in securities purchased under agreements to resell	(13,314)	(43,234)
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	1,113	(9,273)
Other, net	(303)	(292)
Net cash provided by (used in) investing activities	(50,043)	(11,006)
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	501,890	267,231
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(429,404)	(268,704)
Proceeds from issuance of debt of Freddie Mac	23,153	295,145
Repayments of debt of Freddie Mac	(79,001)	(279,459)
Net increase (decrease) in securities sold under agreements to repurchase	4,620	(1,179)
Other, net	(3)	(40)
Net cash provided by (used in) financing activities	21,255	12,994
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(12,718)	2,416
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	23,889	5,189
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$11,171	$7,605

Supplemental cash flow information
Cash paid for:
Debt interest	$34,301	$35,486
Income taxes	2,590	340
Non-cash investing and financing activities (Note 4 and 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2021 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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

Freddie Mac 2Q 2021 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Other Significant Accounting Policies

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

The amendments in this Update simplify an issuer's
accounting for certain financial instruments with
characteristics of liabilities and equity, primarily by
eliminating many of the current separation models
used to account for convertible debt and convertible
	preferred stock.	January 1, 2021	The adoption of the amendments did not have a material effect on our consolidated financial statements.
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs	The amendments in this Update clarify the guidance for the reevaluation of whether a callable debt security’s amortized cost basis exceeds the amount repayable by the issuer at the next call date.	January 1, 2021	The adoption of the amendments did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options
	The amendments in this Update require issuers to account for modifications or exchanges of freestanding equity-classified written call options based on the reason for the modification or exchange, to issue equity, to issue or modify debt, or for other reasons.	January 1, 2022	We do not expect the adoption of the amendments to have a material effect on our consolidated financial statements.

Freddie Mac 2Q 2021 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

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
Under the August 2012 amendment to the Purchase Agreement, for each quarter from January 1, 2013 and thereafter, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. Pursuant to the January 2021 Letter Agreement, the applicable Capital Reserve Amount from October 1, 2020 is the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. This increased Capital Reserve Amount will remain in effect until the last day of the second fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result, the company was not required to pay a dividend to Treasury on the senior preferred stock in June 2021, and we will not be required to pay a dividend on the senior preferred stock to Treasury until we have built sufficient capital to meet the capital requirements and buffers set forth in the ERCF. If for any reason we were not to pay our dividend requirements on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero.
As the company builds capital during this period, the quarterly increases in our Net Worth Amount have been, and will continue to be, added to the liquidation preference of the senior preferred stock. As a result, the liquidation preference of the senior preferred stock increased from $89.1 billion as of March 31, 2021 to $91.4 billion on June 30, 2021 based on the $2.4 billion increase in our Net Worth Amount during 1Q 2021, and will increase to $95.0 billion on September 30, 2021 based on the $3.6 billion increase in our Net Worth Amount during 2Q 2021.
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

Freddie Mac 2Q 2021 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

In February 2019, FHFA directed us to maintain our mortgage-related investments portfolio at or below $225 billion at all times. The amount of mortgage assets that we may own in this portfolio is also currently capped under the Purchase Agreement at $250 billion. The Purchase Agreement cap will be lowered from $250 billion to $225 billion at the end of 2022. In addition to UPB, the calculation of mortgage assets subject to the FHFA and Purchase Agreement caps includes 10% of the notional value of interest-only securities. The balance of the mortgage-related investments portfolio for the purposes of the FHFA and Purchase Agreement limits was $124.1 billion as of June 30, 2021, including $10.8 billion representing 10% of the notional amount of the interest-only securities we held as of June 30, 2021. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations imposed by the Purchase Agreement and FHFA.
With respect to the composition of our mortgage-related investments portfolio, in August 2020, FHFA instructed us to: (1) reduce the amount of agency MBS to no more than $50 billion by June 30, 2021 and no more than $20 billion by June 30, 2022, with all dollar caps to be based on UPB; and (2) reduce the UPB of our existing portfolio of CMOs, which are also sometimes referred to as REMICs, to zero as of June 30, 2021. We will have a holding period limit to sell any new CMO tranches created but not sold at issuance. CMOs do not include tranches initially retained from reperforming loans senior subordinate securitization structures.
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
At March 31, 2021, our assets exceeded our liabilities under GAAP; therefore, FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during 2Q 2021. The amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
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
During YTD 2021, we contributed $45 million of capital to CSS, and we have contributed $702 million since we began making contributions in the fourth quarter of 2014. The carrying value of our investment in CSS was $17 million and $16 million as of June 30, 2021 and December 31, 2020, respectively, and was included in other assets on our condensed consolidated balance sheets.

Freddie Mac 2Q 2021 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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
Securitization Activities

Single-family
Resecuritization Products
With the exception of commingled securities, our investments in and guarantees of securities issued by resecuritization trusts for which we are not the primary beneficiary typically do not create any incremental exposure to loss because we already guarantee and consolidate the underlying collateral. The fair value of these investments in our resecuritization trusts for which we are not the primary beneficiary was $23.6 billion and $28.5 billion as of June 30, 2021 and December 31, 2020, respectively. While our guarantee of Fannie Mae securities underlying commingled resecuritization products creates incremental exposure to loss, we view the likelihood of being required to perform on our guarantee as remote due to Fannie Mae’s status as a GSE and the funding commitment available to it through its senior preferred stock purchase agreement with Treasury. The UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts for which we are not the primary beneficiary totaled $94.9 billion and $85.3 billion as of June 30, 2021 and December 31, 2020, respectively. See Note 5 for additional information on our guarantee of Fannie Mae securities.
Senior Subordinate Securitization Structures
We do not consolidate our single-family senior subordinate securitization structures backed by seasoned loans because we do not have the ability to direct the loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE. The maximum exposure to loss for our single-family senior subordinate securitization structures for which we are not the primary beneficiary totaled $28.3 billion and $28.1 billion at June 30, 2021 and December 31, 2020, respectively, and represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $34.1 billion and $33.7 billion at June 30, 2021 and December 31, 2020, respectively.
Other Securitization Products
We do not consolidate the trusts used to issue our single-family other securitization products when we are not the primary beneficiary. The maximum exposure to loss for these single-family securitizations for which we are not the primary beneficiary totaled $1.4 billion and $1.7 billion at June 30, 2021 and December 31, 2020, respectively. The total assets of these nonconsolidated VIEs totaled $1.5 billion and $1.8 billion at June 30, 2021 and December 31, 2020, respectively.
Multifamily
K Certificates
We do not consolidate our K Certificate securitization trusts that have subordination because we do not have the ability to direct the loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE. The maximum exposure to loss for our K Certificate securitizations for which we are not the primary beneficiary totaled $274.8 billion and $253.0 billion at June 30, 2021 and December 31, 2020, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $314.3 billion and $291.3 billion at June 30, 2021 and December 31, 2020, respectively.
SB Certificates
Similar to K Certificate transactions, we are not the primary beneficiary of and, therefore, do not consolidate SB Certificate

Freddie Mac 2Q 2021 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

trusts, as we do not have the ability to direct loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE. The maximum exposure to loss for our SB Certificate securitizations for which we are not the primary beneficiary totaled $22.1 billion and $21.5 billion at June 30, 2021 and December 31, 2020, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $24.6 billion and $23.9 billion at June 30, 2021 and December 31, 2020, respectively.
Other Securitization Products
We do not consolidate the trusts used to issue our other securitization products when we are not the primary beneficiary. The maximum exposure to loss for our other securitization products for which we are not the primary beneficiary totaled $14.8 billion and $14.9 billion at June 30, 2021 and December 31, 2020, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $16.9 billion at both June 30, 2021 and December 31, 2020.
CRT Activities

STACR Trust Notes
We are not the primary beneficiary of and, therefore, do not consolidate the STACR Trusts used in the STACR Trust Note transactions. The maximum exposure to loss for our STACR Trust transactions for which we are not the primary beneficiary represents our recorded expected recovery receivable and totaled $174 million and $420 million at June 30, 2021 and December 31, 2020, respectively. The total assets of these nonconsolidated VIEs totaled $19.9 billion and $17.3 billion at June 30, 2021 and December 31, 2020, respectively. See Note 8 for additional information on the amount of available coverage.
Consolidated VIEs

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.
Table 3.1 - Consolidated VIEs

(In millions)	June 30, 2021	December 31, 2020
Condensed Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents (includes $3,859 and $17,289 of restricted cash and cash equivalents)	$3,860	$17,290
Securities purchased under agreements to resell	36,266	38,487
Investment securities, at fair value	4,159	591
Mortgage loans held-for-investment, net	2,543,467	2,273,347
Accrued interest receivable, net	7,141	7,134
Other assets	16,194	20,480
Total assets of consolidated VIEs	$2,611,087	$2,357,329
Liabilities:
Accrued interest payable	$5,631	$5,610
Debt	2,575,653	2,308,176
Total liabilities of consolidated VIEs	$2,581,284	$2,313,786
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

Freddie Mac 2Q 2021 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.2 - Nonconsolidated VIEs

(In millions)	June 30, 2021	December 31, 2020
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investment securities, at fair value	$23,598	$28,459
Accrued interest receivable, net	236	239
Derivative assets, net	24	61
Other assets	5,615	5,553
Liabilities:
Debt	67	—
Derivative liabilities, net	46	47
Other liabilities	4,857	4,515
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

Freddie Mac 2Q 2021 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 4.1 - Mortgage Loans

	June 30, 2021			December 31, 2020
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Held-for-sale UPB	$7,920	$10,475	$18,395	$10,702	$23,789	$34,491
Cost basis and fair value adjustments, net	(1,272)	385	(887)	(1,637)	798	(839)
Total held-for-sale loans, net	6,648	10,860	17,508	9,065	24,587	33,652
Held-for-investment UPB	2,510,339	22,209	2,532,548	2,271,576	21,923	2,293,499
Cost basis adjustments	62,756	59	62,815	62,415	54	62,469
Allowance for credit losses	(4,601)	(47)	(4,648)	(5,628)	(104)	(5,732)
Total held-for-investment loans, net	2,568,494	22,221	2,590,715	2,328,363	21,873	2,350,236
Total mortgage loans, net	$2,575,142	$33,081	$2,608,223	$2,337,428	$46,460	$2,383,888
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 4.2 - Loans Purchased and Sold

(In billions)	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Single-family:
Purchases:
Held-for-investment loans	$287.1	$230.7	$647.7	$368.4
Sale of held-for-sale loans(1)	3.0	—	3.0	2.2
Multifamily:
Purchases:
Held-for-investment loans	1.3	3.1	2.9	4.3
Held-for-sale loans	11.5	16.4	23.8	24.6
Sale of held-for-sale loans(2)	17.7	11.0	38.8	21.7
(1)Our sales of single-family loans reflect the sale of seasoned single-family mortgage loans.
(2)Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates and SB Certificates. See Note 3 for more information on our K Certificates and SB Certificates.

Freddie Mac 2Q 2021 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Reclassifications

We reclassify loans between held-for-investment and held-for-sale depending on our intent and ability to hold the loan for the foreseeable future. The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the period presented.
Table 4.3 - Loan Reclassifications

	2Q 2021			2Q 2020
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-family reclassifications from:
Held-for-investment to held-for-sale(1)	$469	$28	$—	$759	$34	$—
Held-for-sale to held-for-investment(2)	67	6	—	244	20	4
Multifamily reclassifications from:
Held-for-investment to held-for-sale	1,202	5	—	615	—	—
Held-for-sale to held-for-investment	12	—	—	89	—	—

	YTD 2021			YTD 2020
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-family reclassifications from:
Held-for-investment to held-for-sale(1)	$970	$35	$—	$3,396	$248	$—
Held-for-sale to held-for-investment(2)	102	9	—	245	20	4
Multifamily reclassifications from:
Held-for-investment to held-for-sale	1,730	6	—	647	—	—
Held-for-sale to held-for-investment	21	—	—	571	(1)	—
(1)Prior to reclassification from held-for-investment to held-for-sale, we charged-off $15 million and $42 million against the allowance for credit losses during 2Q 2021 and YTD 2021, respectively, compared to $94 million and $173 million during 2Q 2020 and YTD 2020, respectively.
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
Table 4.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	March 31, 2021	June 30, 2021	2Q 2021	YTD 2021
Single-family:
20- and 30-year or more, amortizing fixed-rate	$21,137	$19,431	$35	$70
15-year amortizing fixed-rate	1,031	914	1	3
Adjustable-rate	296	268	—	1
Alt-A, interest-only, and option ARM	700	611	1	2
Total single-family	23,164	21,224	37	76
Total multifamily	—	—	—	—
Total single-family and multifamily	$23,164	$21,224	$37	$76
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2021 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	March 31, 2020	June 30, 2020	2Q 2020	YTD 2020
Single-family:
20- and 30-year or more, amortizing fixed-rate	$5,494	$10,226	($35)	$30
15-year amortizing fixed-rate	241	528	(2)	1
Adjustable-rate	83	150	—	—
Alt-A, interest-only, and option ARM	389	540	(1)	2
Total single-family	6,207	11,444	(38)	33
Total multifamily	13	—	—	—
Total single-family and multifamily	$6,220	$11,444	($38)	$33
(1)Represents the amount of payments received during the period, including those received while the loans were on accrual status, for the held-for-investment loans on non-accrual status as of period end.
The table below provides the amount of accrued interest receivable, net, presented on our condensed consolidated balance sheets and the amount of accrued interest receivable related to loans on non-accrual status at the end of the periods that is charged off.
Table 4.5 - Accrued Interest Receivable, Net and Related Charge-Offs

	Accrued Interest Receivable, Net		Accrued Interest Receivable Related Charge-Offs
(In millions)	June 30, 2021	December 31, 2020	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Single-family loans	$7,222	$7,292	($119)	($92)	($285)	($121)
Multifamily loans	104	139	—	—	—	—
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

Freddie Mac 2Q 2021 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Table 4.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	June 30, 2021
	Year of Origination						Total
(In millions)	2021	2020	2019	2018	2017	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$115,459	$306,280	$65,299	$38,381	$65,585	$467,656	$1,058,660
> 60 to 80	235,850	446,701	107,331	36,116	27,259	36,693	889,950
> 80 to 90	63,487	98,729	7,580	1,426	489	1,565	173,276
> 90 to 100	39,697	3,968	167	53	41	561	44,487
> 100(1)	67	7	2	14	33	554	677
Total 20- and 30-year or more, amortizing fixed-rate	454,560	855,685	180,379	75,990	93,407	507,029	2,167,050
15-year amortizing fixed-rate
≤ 60	43,775	102,912	18,842	8,654	16,342	94,098	284,623
> 60 to 80	33,861	46,353	4,268	539	204	100	85,325
> 80 to 90	3,311	1,540	33	4	4	9	4,901
> 90 to 100	595	41	—	1	2	3	642
> 100(1)	9	—	—	1	2	6	18
Total 15-year amortizing fixed-rate	81,551	150,846	23,143	9,199	16,554	94,216	375,509
Adjustable-rate
≤ 60	545	1,539	803	636	2,056	12,158	17,737
> 60 to 80	746	947	472	214	404	313	3,096
> 80 to 90	130	55	15	5	7	4	216
> 90 to 100	55	—	1	—	—	1	57
> 100(1)	—	—	—	—	—	1	1
Total adjustable-rate	1,476	2,541	1,291	855	2,467	12,477	21,107
Alt-A, Interest-only, and option ARM
≤ 60	—	—	—	—	—	8,149	8,149
> 60 to 80	—	—	—	—	—	1,083	1,083
> 80 to 90	—	—	—	—	—	120	120
> 90 to 100	—	—	—	—	—	45	45
> 100(1)	—	—	—	—	—	32	32
Total Alt-A, interest-only, and option ARM	—	—	—	—	—	9,429	9,429
Total single-family loans	$537,587	$1,009,072	$204,813	$86,044	$112,428	$623,151	$2,573,095

Total for all loan product types by current LTV ratio:
≤ 60	$159,779	$410,731	$84,944	$47,671	$83,983	$582,061	$1,369,169
> 60 to 80	270,457	494,001	112,071	36,869	27,867	38,189	979,454
> 80 to 90	66,928	100,324	7,628	1,435	500	1,698	178,513
> 90 to 100	40,347	4,009	168	54	43	610	45,231
> 100(1)	76	7	2	15	35	593	728
Total single-family loans	$537,587	$1,009,072	$204,813	$86,044	$112,428	$623,151	$2,573,095
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2021 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	December 31, 2020
	Year of Origination						Total
(In millions)	2020	2019	2018	2017	2016	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$203,333	$52,820	$33,139	$64,834	$115,978	$431,406	$901,510
> 60 to 80	437,107	141,094	64,236	59,110	40,614	44,636	786,797
> 80 to 100	206,457	53,926	8,822	2,117	654	3,983	275,959
> 100(1)	202	7	25	64	61	948	1,307
Total 20- and 30-year or more, amortizing fixed-rate	847,099	247,847	106,222	126,125	157,307	480,973	1,965,573
15-year amortizing fixed-rate
≤ 60	78,269	17,753	9,914	19,650	29,916	83,842	239,344
> 60 to 80	67,904	12,169	2,195	961	215	135	83,579
> 80 to 100	8,553	400	17	12	9	17	9,008
> 100(1)	21	—	3	5	3	7	39
Total 15-year amortizing fixed-rate	154,747	30,322	12,129	20,628	30,143	84,001	331,970
Adjustable-rate
≤ 60	1,427	850	731	2,429	2,042	12,993	20,472
> 60 to 80	1,403	877	537	1,061	329	528	4,735
> 80 to 100	232	125	34	29	2	8	430
> 100(1)	—	—	—	—	—	1	1
Total adjustable-rate	3,062	1,852	1,302	3,519	2,373	13,530	25,638
Alt-A, Interest-only, and option ARM
≤ 60	—	—	—	—	—	8,620	8,620
> 60 to 80	—	—	—	—	—	1,818	1,818
> 80 to 100	—	—	—	—	—	314	314
> 100(1)	—	—	—	—	—	58	58
Total Alt-A, interest-only, and option ARM	—	—	—	—	—	10,810	10,810
Total single-family loans	$1,004,908	$280,021	$119,653	$150,272	$189,823	$589,314	$2,333,991

Total for all loan product types by Current LTV ratio:
≤ 60	$283,029	$71,423	$43,784	$86,913	$147,936	$536,861	$1,169,946
> 60 to 80	506,414	154,140	66,968	61,132	41,158	47,117	876,929
> 80 to 100	215,242	54,451	8,873	2,158	665	4,322	285,711
> 100(1)	223	7	28	69	64	1,014	1,405
Total single-family loans	$1,004,908	$280,021	$119,653	$150,272	$189,823	$589,314	$2,333,991
(1)The serious delinquency rate for the single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 10.22% and 11.17% as of June 30, 2021 and December 31, 2020, respectively.

Freddie Mac 2Q 2021 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.
Table 4.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator by Vintage

	June 30, 2021
	Year of Origination							Total
(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans
Category:
Pass	$1,293	$7,698	$5,560	$1,135	$654	$3,039	$2,168	$21,547
Special mention	—	—	476	—	—	106	—	582
Substandard	—	—	23	1	13	102	—	139
Doubtful	—	—	—	—	—	—	—	—
Total	$1,293	$7,698	$6,059	$1,136	$667	$3,247	$2,168	$22,268

	December 31, 2020
	Year of Origination							Total
(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans
Category:
Pass	$7,486	$6,491	$1,075	$722	$590	$2,715	$2,024	$21,103
Special mention	—	524	115	—	8	108	—	755
Substandard	—	—	6	41	—	72	—	119
Doubtful	—	—	—	—	—	—	—	—
Total	$7,486	$7,015	$1,196	$763	$598	$2,895	$2,024	$21,977
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily loans, held-for-investment, by payment status.
Table 4.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status

	June 30, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing	Non-accrual With No Allowance(2)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$2,114,708	$11,746	$3,429	$37,167	$2,167,050	$18,089	$845
15-year amortizing fixed-rate	371,888	1,103	235	2,283	375,509	1,363	10
Adjustable-rate	20,323	143	42	599	21,107	334	7
Alt-A, interest-only, and option ARM	8,266	222	78	863	9,429	254	128
Total single-family	2,515,185	13,214	3,784	40,912	2,573,095	20,040	990
Total multifamily(3)	22,268	—	—	—	22,268	—	—
Total single-family and multifamily	$2,537,453	$13,214	$3,784	$40,912	$2,595,363	$20,040	$990
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2021 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	December 31, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing	Non-accrual with No Allowance(2)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,891,981	$15,798	$5,941	$51,853	$1,965,573	$40,162	$648
15-year amortizing fixed-rate	326,651	1,439	429	3,451	331,970	2,723	11
Adjustable-rate	24,483	192	79	884	25,638	690	5
Alt-A, interest-only, and option ARM	9,227	292	130	1,161	10,810	538	115
Total single-family	2,252,342	17,721	6,579	57,349	2,333,991	44,113	779
Total multifamily(3)	21,977	—	—	—	21,977	—	—
Total single-family and multifamily	$2,274,319	$17,721	$6,579	$57,349	$2,355,968	$44,113	$779
(1)Includes $0.8 billion and $1.0 billion of single-family loans that were in the process of foreclosure as of June 30, 2021 and December 31, 2020, respectively.
(2)Loans with no allowance for loan losses primarily represent those loans that were previously charged-off and therefore the collateral value is sufficiently in excess of the amortized cost to result in recovery of the entire amortized cost basis if the property were foreclosed upon or otherwise subject to disposition. We exclude the amounts of allowance for credit losses on accrued interest receivable and advances of pre-foreclosure costs when determining whether a loan has an allowance for credit losses.
(3)As of June 30, 2021 and December 31, 2020, includes $0.6 billion and $0.7 billion of multifamily loans in forbearance that are reported as current.
Troubled Debt Restructurings

The table below provides details of our single-family loan modifications that were classified as TDRs during the periods presented.
Table 4.9 - Single-Family TDR Modification Metrics

	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Percentage of single-family loan modifications that were classified as TDRs with:
Interest rate reductions and related term extensions	13%	15%	14%	15%
Principal forbearance and related interest rate reductions and term extensions	37	18	35	19
Average coupon interest rate reduction	0.4%	0.3%	0.4%	0.3%
Average months of term extension	145	187	149	187
Substantially all of our completed single-family loan modifications classified as a TDR during 2Q 2021, 2Q 2020, YTD 2021, and YTD 2020 resulted in a modified loan with a fixed interest rate.
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.
Table 4.10 - TDR Activity

	2Q 2021		2Q 2020		YTD 2021		YTD 2020
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-family:(1)(2)
20- and 30-year or more, amortizing fixed-rate	3,729	$656	5,309	$943	7,511	$1,327	11,741	$2,070
15-year amortizing fixed-rate	425	47	590	61	897	94	1,319	133
Adjustable-rate	52	10	88	15	100	19	185	32
Alt-A, interest-only, and option ARM	156	20	135	19	307	39	301	43
Total single-family	4,362	733	6,122	1,038	8,815	1,479	13,546	2,278
Multifamily	—	—	—	—	—	—	—	—
(1)The pre-TDR amortized cost basis for single-family loans initially classified as TDR during 2Q 2021 and YTD 2021 was $0.8 billion and $1.5 billion, respectively, compared to $1.0 billion and $2.3 billion during 2Q 2020 and YTD 2020, respectively.
(2)Includes certain bankruptcy events and forbearance plans, repayment plans, payment deferrals, and modification activities that do not qualify for the temporary relief related to TDR provided by the CARES Act based on servicer reporting at the time of the TDR event.

Freddie Mac 2Q 2021 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default.
Table 4.11 - Payment Defaults of Completed TDR Modifications

	2Q 2021		2Q 2020		YTD 2021		YTD 2020
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-family:
20- and 30-year or more, amortizing fixed-rate	682	$124	4,116	$791	1,813	$322	6,620	$1,218
15-year amortizing fixed-rate	24	2	197	26	86	9	316	40
Adjustable-rate	6	1	59	10	21	4	88	14
Alt-A, interest-only, and option ARM	89	13	349	72	216	34	513	104
Total single-family	801	140	4,721	899	2,136	369	7,537	1,376
Multifamily	—	—	—	—	—	—	—	—
In addition to modifications, loans may be classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance plans, or loans in modification trial periods). During YTD 2021 and YTD 2020, 1,689 and 1,936, respectively, of such loans (with a post-TDR amortized cost basis of $0.3 billion during both periods) experienced a payment default within a year after the loss mitigation activity occurred.
Non-Cash Investing and Financing Activities

During YTD 2021 and YTD 2020, we acquired $295.5 billion and $162.4 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $112.1 billion and $45.1 billion of loans held-for-investment from sellers during YTD 2021 and YTD 2020, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 2Q 2021 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

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
The table below shows our maximum exposure, recognized liability, and maximum remaining term of our guarantees to nonconsolidated VIEs and other third parties. This table does not include certain of our unrecognized guarantees, such as guarantees to consolidated VIEs or to resecuritization trusts that do not expose us to incremental credit risk. The maximum exposure disclosed in the table is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements. See Note 8 for additional information on our credit enhancements.
Table 5.1 - Financial Guarantees

	June 30, 2021			December 31, 2020
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-family:
Securitization activity guarantees	$29,696	$410	39	$29,739	$401	39
Other mortgage-related guarantees	10,148	241	30	9,215	193	30
Total single-family	$39,844	$651		$38,954	$594
Multifamily:
Securitization activity guarantees	$309,718	$4,382	39	$287,334	$4,031	39
Other mortgage-related guarantees	9,973	389	33	10,721	425	33
Total multifamily	$319,691	$4,771		$298,055	$4,456
Other guarantees	$63,926	$1,387	30	$47,703	$794	30
Fannie Mae securities backing Freddie Mac resecuritization products	99,039	—	40	85,841	—	41
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

Freddie Mac 2Q 2021 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

The table below shows the payment status of the mortgage loans underlying our guarantees that are not measured at fair value.
Table 5.2 – UPB of Loans Underlying Our Guarantees by Payment Status

	June 30, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-family	$40,023	$1,784	$594	$3,058	$45,459
Multifamily(2)	362,877	55	25	548	363,505
Total	$402,900	$1,839	$619	$3,606	$408,964

	December 31, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-family	$37,187	$2,204	$945	$3,922	$44,258
Multifamily	339,614	87	62	557	340,320
Total	$376,801	$2,291	$1,007	$4,479	$384,578
(1)Loan-level payment status is not available for certain guarantees totaling $0.5 billion and $0.7 billion as of June 30, 2021 and December 31, 2020, respectively, and therefore is not included in the table above.
(2)As of June 30, 2021, includes $4.4 billion of multifamily loans in forbearance that are reported as current.
Other Off-Balance Sheet Credit Exposures
In addition to our guarantees, we enter into other agreements that expose us to off-balance sheet credit risk, primarily related to our multifamily business, including certain purchase commitments that are not accounted for as derivative instruments, liquidity guarantees, unfunded lending arrangements and other similar commitments. These agreements may require us to transfer cash before or upon settlement of our contractual obligation. We recognize an allowance for credit losses for those agreements not measured at fair value or otherwise recognized in the financial statements. The total notional value of off-balance sheet credit exposures was $15.0 billion and $15.4 billion at June 30, 2021 and December 31, 2020, respectively. See Note 7 for additional discussion of our allowance for credit losses on our off-balance sheet credit exposures.
We also have certain multifamily purchase commitments totaling $4.5 billion and $5.5 billion at June 30, 2021 and December 31, 2020, respectively, that are excluded from the amounts above as they are not included in our allowance for credit losses. We have elected the fair value option for certain of these commitments.

Freddie Mac 2Q 2021 Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	June 30, 2021	December 31, 2020
Trading securities	$54,991	$44,458
Available-for-sale securities	4,567	15,367
Total fair value of investment securities	$59,558	$59,825
As of June 30, 2021 and December 31, 2020, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
Trading Securities

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	June 30, 2021	December 31, 2020
Mortgage-related securities:
Agency	$21,708	$17,504
Non-agency	—	1
Total mortgage-related securities	21,708	17,505
Non-mortgage-related securities	33,283	26,953
Total fair value of trading securities	$54,991	$44,458
For trading securities held at June 30, 2021, we recorded net unrealized gains (losses) of ($398) million and ($797) million during 2Q 2021 and YTD 2021, respectively. For trading securities held at June 30, 2020, we recorded net unrealized gains (losses) of $120 million and $638 million during 2Q 2020 and YTD 2020, respectively.
Available-for-Sale Securities

At June 30, 2021 and December 31, 2020, all available-for-sale securities were mortgage-related securities. We had no allowance for credit losses on our available-for-sale securities as of June 30, 2021 and December 31, 2020.
The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 6.3 - Available-for-Sale Securities

	June 30, 2021
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Available-for-sale securities:
Agency	$3,380	$189	($1)	$3,568	$8
Non-agency and other	757	242	—	999	4
Total available-for-sale securities	$4,137	$431	($1)	$4,567	$12

Freddie Mac 2Q 2021 Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

	December 31, 2020
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Available-for-sale securities:
Agency	$13,514	$794	($4)	$14,304	$36
Non-agency and other	830	233	—	1,063	4
Total available-for-sale securities	$14,344	$1,027	($4)	$15,367	$40
The fair value of our available-for-sale securities held at June 30, 2021 scheduled to contractually mature after ten years was $1.7 billion, with an additional $1.8 billion scheduled to contractually mature after five years through ten years.
Available-for-Sale Securities in a Gross Unrealized Loss Position

The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	June 30, 2021
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$20	$—	$105	($1)
Non-agency and other	—	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$20	$—	$105	($1)

	December 31, 2020
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$223	($2)	$144	($2)
Non-agency and other	17	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$240	($2)	$144	($2)
At June 30, 2021, the gross unrealized losses relate to 31 securities.
Realized Gains and Losses on Sales of Available-for-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 6.5 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Gross realized gains	$121	$44	$520	$77
Gross realized losses	(22)	(37)	(53)	(60)
Net realized gains (losses)	$99	$7	$467	$17
Non-Cash Investing and Financing Activities

During YTD 2021 and YTD 2020, we recognized $23.9 billion and $12.7 billion, respectively, of investment securities in exchange for the issuance of debt securities of consolidated trusts through partial sales of commingled single-class securities that were previously consolidated.

Freddie Mac 2Q 2021 Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7
NOTE 7
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 7.1 - Details of the Allowance for Credit Losses

	2Q 2021			2Q 2020			YTD 2021			YTD 2020
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Beginning balance	$6,130	$150	$6,280	$6,347	$136	$6,483	$6,353	$200	$6,553	$5,233	$69	$5,302
Provision (benefit) for credit losses	(686)	(54)	(740)	624	81	705	(832)	(104)	(936)	1,790	148	1,938
Charge-offs	(203)	—	(203)	(121)	—	(121)	(441)	—	(441)	(285)	—	(285)
Recoveries collected	61	—	61	36	—	36	107	—	107	124	—	124
Other	211	—	211	30	—	30	326	—	326	54	—	54
Ending balance	$5,513	$96	$5,609	$6,916	$217	$7,133	$5,513	$96	$5,609	$6,916	$217	$7,133

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$4,601	$47	$4,648	$6,482	$124	$6,606
Advances of pre-foreclosure costs	691	—	691	323	—	323
Accrued interest receivable on mortgage loans	168	—	168	57	—	57
Off-balance sheet credit exposures	53	49	102	54	93	147
Total	$5,513	$96	$5,609	$6,916	$217	$7,133
2Q 2021 vs. 2Q 2020 and YTD 2021 vs. YTD 2020
A benefit for credit losses in the 2021 periods primarily driven by the following factors:
■    A reserve release due to:
●    Reduced expected credit losses related to COVID-19 - Our estimate of expected credit losses related to the COVID-19 pandemic decreased during the 2021 periods as economic conditions improved. Our provision for credit losses increased during the 2020 periods due to the increase in expected credit losses related to the economic effects of the pandemic.
●    Appreciation in realized house prices - The realized house price growth rates were higher in the 2021 periods than in the 2020 periods and, as a result, further reduced our estimate of expected credit losses as the higher house prices decreased both the probability and severity of expected credit losses.
■    This was partially offset by an increase in expected losses on new single-family loans due to growth in our single-family mortgage portfolio. We recognize expected credit losses at the time of loan acquisition.
In addition, charge-offs increased due to an increase in the number of loans we placed on non-accrual status in the 2021 periods.

Freddie Mac 2Q 2021 Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
Table 8.1 - Credit Enhancement Receivables

(In millions)	June 30, 2021	December 31, 2020
Freestanding credit enhancement expected recovery receivables, net of allowance	$217	$677
Primary mortgage insurance receivables(1), net of allowance	71	74
Total credit enhancement receivables	$288	$751
(1)Excludes $433 million and $444 million of deferred payment obligations associated with unpaid claim amounts as of June 30, 2021 and December 31, 2020, respectively. We have reserved for substantially all these unpaid amounts as collectability is uncertain.
For information about counterparty credit risk associated with mortgage insurers and other credit enhancement providers, see Note 16.
Single-Family Credit Enhancements

The table below presents the UPB and maximum coverage related to our single-family credit enhancements.
Table 8.2 - Single-Family Credit Enhancements

		June 30, 2021		December 31, 2020
(In millions)	Credit Enhancement Accounting Treatment	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Primary mortgage insurance(3)	Attached	$501,768	$122,942	$472,881	$116,973
STACR:
Trust notes	Freestanding	623,920	19,942	488,251	17,288
Debt notes	Debt	273,747	11,553	365,482	12,377
Insurance/reinsurance(4)	Freestanding	922,969	14,331	876,815	11,586
Subordination:
Nonconsolidated VIEs	Guarantee	34,871	5,853	34,671	5,718
Consolidated VIEs	Debt	6,086	346	9,499	464
Lender risk-sharing	Freestanding	4,975	4,477	5,731	4,831
Other	Primarily attached	237	234	374	371
Total single-family credit enhancements			$179,678		$169,608
(1)Represents the current UPB of the assets included in the associated reference pool or securitization trust, as applicable. Underlying loans may be covered by more than one form of credit enhancement. The UPB of certain CRT transactions may be different from the UPB of the underlying loans due to timing differences in reporting cycles between the transactions and the loans. Prior periods have been revised to conform to the current period presentation.
(2)For STACR transactions, represents the outstanding balance held by third parties. For insurance/reinsurance transactions, represents the remaining aggregate limit of insurance purchased from third parties. For subordination, represents the outstanding UPB of the securities that are held by third parties and are subordinate to the securities we guarantee.
(3)Amounts exclude certain loans for which we do not control servicing, as the coverage information for these loans is not readily available to us.
(4)As of June 30, 2021 and December 31, 2020, substantially all of our counterparties posted sufficient collateral on our ACIS transactions to meet the minimum collateral requirements of the ACIS program, which are based on a combination of factors, including counterparty credit risk of the reinsurer and the structure and risk profile of the transaction.

Freddie Mac 2Q 2021 Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Multifamily Credit Enhancements

The table below presents the UPB and maximum coverage related to our multifamily credit enhancements.
Table 8.3 - Multifamily Credit Enhancements

		June 30, 2021		December 31, 2020
(In millions)	Credit Enhancement Accounting Treatment	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Subordination:
Nonconsolidated VIEs	Guarantee	$353,191	$44,306	$328,897	$42,799
Lender risk-sharing	Freestanding	2,892	599	3,317	598
Insurance/reinsurance(3)	Freestanding	5,344	189	5,383	190
SCR:
Trust notes	Freestanding	4,788	272	—	—
Debt notes	Debt	2,139	107	2,217	111
Other	Primarily debt	1,202	404	2,211	453
Total multifamily credit enhancements			$45,877		$44,151
(1)Represents the current UPB of the assets included in the associated reference pool or securitization trust, as applicable. Underlying loans may be covered by more than one form of credit enhancement. Prior periods have been revised to conform to the current period presentation.
(2)For subordination, represents the outstanding UPB of the securities that are held by third parties and are subordinate to the securities we guarantee. For insurance/reinsurance transactions, represents the remaining aggregate limit of insurance purchased from third parties. For SCR transactions, represents the outstanding balance held by third parties. Prior periods have been revised to conform to the current period presentation.
(3)As of June 30, 2021 and December 31, 2020, the counterparties to our insurance/reinsurance transactions have complied with the minimum collateral requirements. Minimum collateral requirements are assessed on each deal based on a combination of factors, including counterparty credit risk of the reinsurer and the structure and risk profile of the transaction.
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

Freddie Mac 2Q 2021 Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Debt
The table below summarizes the balances of total debt per our condensed consolidated balance sheets.
Table 9.1 - Total Debt

(In millions)	June 30, 2021	December 31, 2020
Debt securities of consolidated trusts held by third parties	$2,575,653	$2,308,176
Debt of Freddie Mac:
Short-term debt	—	4,955
Long-term debt	227,102	279,415
Total Debt of Freddie Mac	227,102	284,370
Total debt	$2,802,755	$2,592,546
As of June 30, 2021, our aggregate indebtedness was $230.6 billion, which was below the current $300.0 billion debt cap limit imposed by the Purchase Agreement. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Debt Securities of Consolidated Trusts Held by Third Parties

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.
Table 9.2 - Debt Securities of Consolidated Trusts Held by Third Parties

	June 30, 2021				December 31, 2020
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2021 - 2060	$1,990,165	$2,046,438	2.77%	2021 - 2060	$1,799,065	$1,855,438	3.07%
20-year fixed-rate	2021 - 2041	119,298	122,569	2.53	2021 - 2041	97,520	100,498	2.84
15-year fixed-rate	2021 - 2036	357,016	365,964	2.25	2021 - 2036	303,142	310,612	2.46
Adjustable-rate	2021 - 2051	20,531	20,996	2.48	2021 - 2051	23,964	24,484	2.76
Interest-only	2026 - 2051	3,144	3,277	2.57	2026 - 2041	3,671	3,736	3.15
FHA/VA	2021 - 2051	828	845	3.79	2021 - 2050	752	769	4.04
Total single-family		2,490,982	2,560,089			2,228,114	2,295,537
Multifamily	2021-2051	15,352	15,564	2.26	2021-2050	12,488	12,639	2.43
Total debt of consolidated trusts held by third parties		$2,506,334	$2,575,653			$2,240,602	$2,308,176
(1)Includes $252 million and $205 million at June 30, 2021 and December 31, 2020, respectively, of debt securities of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt securities of consolidated trusts held by third parties was 1.73% and 1.76% as of June 30, 2021 and December 31, 2020, respectively.

Freddie Mac 2Q 2021 Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Debt of Freddie Mac

The table below summarizes the balances and effective interest rates for debt of Freddie Mac.
Table 9.3 - Total Debt of Freddie Mac

	June 30, 2021			December 31, 2020
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Short-term debt:
Discount notes and Reference Bills	$—	$—	—%	$11	$11	0.69%
Medium-term notes	—	—	—	4,944	4,944	1.31
Securities sold under agreements to repurchase(3)	4,620	4,620	(0.03)	—	—	—
Total short-term debt	4,620	4,620	(0.03)	4,955	4,955	1.31
Long-term debt:
Original maturities on or before December 31,
2021	26,621	26,620	0.72	43,422	43,417	0.95
2022	55,228	55,247	0.72	61,071	61,092	0.68
2023	48,199	48,139	0.44	61,998	61,920	0.45
2024	16,389	16,367	0.49	21,679	21,651	0.61
2025	35,777	35,414	0.83	44,342	43,944	0.84
Thereafter	36,602	34,867	2.62	36,386	34,583	2.64
STACR and SCR debt(4)	11,660	11,496	4.19	12,488	12,342	4.18
Hedging-related basis adjustments	N/A	(1,048)		N/A	466
Total long-term debt	230,476	227,102	1.13	281,386	279,415	1.09
Total debt of Freddie Mac(5)	$235,096	$231,722		$286,341	$284,370
(1)Represents par value, net of associated discounts or premiums and issuance cost. Includes $1.8 billion and $2.4 billion at June 30, 2021 and December 31, 2020, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected.
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
(5)Carrying amount for debt of Freddie Mac includes callable debt of $89.0 billion and $124.0 billion at June 30, 2021 and December 31, 2020, respectively.

Freddie Mac 2Q 2021 Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

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

Freddie Mac 2Q 2021 Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 10.1 - Derivative Assets and Liabilities at Fair Value

	June 30, 2021			December 31, 2020
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$647,387	$2,082	($5,132)	$559,596	$2,639	($7,091)
Written options	31,654	—	(1,331)	18,259	—	(735)
Purchased options(1)	236,105	4,395	—	169,995	5,265	—
Futures	174,513	—	—	181,702	—	—
Total interest-rate management derivatives	1,089,659	6,477	(6,463)	929,552	7,904	(7,826)
Mortgage commitment derivatives:
Forward contracts to purchase mortgage loans	11,857	23	(3)	37,122	183	—
Forward contracts to purchase mortgage-related securities	32,396	79	(6)	45,185	203	—
Forward contracts to sell mortgage-related securities	77,182	11	(201)	136,802	2	(759)
Total mortgage commitment derivatives	121,435	113	(210)	219,109	388	(759)
CRT-related derivatives	30,553	24	(38)	28,949	61	(47)
Other	7,685	1	(24)	4,029	2	(16)
Total derivatives not designated as hedges	1,249,332	6,615	(6,735)	1,181,639	8,355	(8,648)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	153,002	109	(1,336)	180,686	224	(500)
Total derivatives designated as fair value hedges	153,002	109	(1,336)	180,686	224	(500)
Derivative interest receivable (payable)(2)		485	(463)		455	(523)
Netting adjustments(3)		(6,453)	8,027		(7,829)	8,717
Total derivative portfolio, net	$1,402,334	$756	($507)	$1,362,325	$1,205	($954)
(1)Includes swaptions on credit indices with a notional or contractual amount of $11.5 billion and $16.8 billion at June 30, 2021 and December 31, 2020, respectively, and a fair value of $3.0 million and $9.0 million at June 30, 2021 and December 31, 2020, respectively.
(2)Includes other derivative receivables and payables.
(3)Represents counterparty netting and cash collateral netting.
See Note 11 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac 2Q 2021 Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our condensed consolidated statements of comprehensive income (loss) as investment gains (losses), net.
Table 10.2 - Gains and Losses on Derivatives

(In millions)	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$1,039	$1,000	$1,654	($3,863)
Written options	305	55	(156)	(265)
Purchased options	(586)	(760)	(634)	3,782
Futures	(127)	(120)	159	(2,448)
Total interest-rate risk management derivatives fair value gains (losses)	631	175	1,023	(2,794)
Mortgage commitment derivatives	(860)	(396)	616	(1,122)
CRT-related derivatives	15	43	(27)	121
Other	11	6	8	37
Total derivatives not designated as hedges fair value gains (losses)	(203)	(172)	1,620	(3,758)
Accrual of periodic cash settlements(1)	(360)	(329)	(812)	(505)
Total	($563)	($501)	$808	($4,263)
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
Table 10.3 - Gains and Losses on Fair Value Hedges

	2Q 2021		2Q 2020
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$15,230	($10,463)	$15,716	($12,840)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	1,086	—	670	—
Derivatives designated as hedging instruments	(1,097)	—	(474)	—
Interest accruals on hedging instruments	(139)	—	(122)	—
Discontinued hedge-related basis adjustments amortization	(511)	—	(695)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(600)	—	37
Derivatives designated as hedging instruments	—	568	—	(81)
Interest accruals on hedging instruments	—	248	—	187
Discontinued hedge-related basis adjustments amortization	—	3	—	17

Freddie Mac 2Q 2021 Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

	YTD 2021		YTD 2020
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$29,132	($20,726)	$33,308	($27,647)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(437)	—	5,563	—
Derivatives designated as hedging instruments	437	—	(5,554)	—
Interest accruals on hedging instruments	(253)	—	(185)	—
Discontinued hedge-related basis adjustments amortization	(1,292)	—	(948)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	1,514	—	(468)
Derivatives designated as hedging instruments	—	(1,620)	—	473
Interest accruals on hedging instruments	—	503	—	287
Discontinued hedge-related basis adjustments amortization	—	8	—	37
Cumulative Basis Adjustments Due to Fair Value Hedging

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 10.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	June 30, 2021
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$693,011	$3,388	($224)	$3,612	$72,555	$3,019
Debt	(146,969)	1,048	—	(30)	—	—

	December 31, 2020
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$478,077	$5,117	($318)	$5,435	$220,301	$9,112
Debt	(176,512)	(466)	—	(38)	—	—

Freddie Mac 2Q 2021 Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

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
Table 11.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	June 30, 2021
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$6,955	($5,088)	($1,405)	$462	($419)	$43
Cleared and exchange-traded derivatives	116	(5)	45	156	—	156
Mortgage commitment derivatives	113	—	—	113	—	113
Other	25	—	—	25	—	25
Total derivatives	7,209	(5,093)	(1,360)	756	(419)	337
Securities purchased under agreements to resell	118,317	(4,620)	—	113,697	(113,697)	—
Total	$125,526	($9,713)	($1,360)	$114,453	($114,116)	$337
Liabilities:
Derivatives:
OTC derivatives	($8,197)	$5,088	$2,902	($207)	$—	($207)
Cleared and exchange-traded derivatives	(65)	5	32	(28)	28	—
Mortgage commitment derivatives	(210)	—	—	(210)	—	(210)
Other	(62)	—	—	(62)	—	(62)
Total derivatives	(8,534)	5,093	2,934	(507)	28	(479)
Securities sold under agreements to repurchase	(4,620)	4,620	—	—	—	—
Total	($13,154)	$9,713	$2,934	($507)	$28	($479)
Referenced footnotes are included after the next table.

Freddie Mac 2Q 2021 Form 10-Q	103

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	December 31, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$8,566	($5,932)	($1,957)	$677	($648)	$29
Cleared and exchange-traded derivatives	17	—	60	77	—	77
Mortgage commitment derivatives	388	—	—	388	—	388
Other	63	—	—	63	—	63
Total derivatives	9,034	(5,932)	(1,897)	1,205	(648)	557
Securities purchased under agreements to resell	105,003	—	—	105,003	(105,003)	—
Total	$114,037	($5,932)	($1,897)	$106,208	($105,651)	$557
Liabilities:
Derivatives:
OTC derivatives	($8,812)	$5,932	$2,759	($121)	$—	($121)
Cleared and exchange-traded derivatives	(37)	—	26	(11)	—	(11)
Mortgage commitment derivatives	(759)	—	—	(759)	—	(759)
Other	(63)	—	—	(63)	—	(63)
Total derivatives	(9,671)	5,932	2,785	(954)	—	(954)
Securities sold under agreements to repurchase	—	—	—	—	—	—
Total	($9,671)	$5,932	$2,785	($954)	$—	($954)
(1)Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.
(2)Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets.
Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. We had $1.8 billion and $2.8 billion pledged to us as collateral that was invested as part of our liquidity and contingency operating portfolio as of June 30, 2021 and December 31, 2020, respectively.
We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At June 30, 2021, and December 31, 2020, we had $59.6 billion and $85.8 billion, respectively, of securities pledged to us in these transactions. In addition, at June 30, 2021 and December 31, 2020, we had $0.7 billion and $0.8 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge.
Collateral Pledged by Freddie Mac
For cash collateral related to commitments and securities purchased under agreements to resell transactions primarily with central clearing organizations, we posted less than $0.1 billion cash collateral as of June 30, 2021 and $1.3 billion as of December 31, 2020.

Freddie Mac 2Q 2021 Form 10-Q	104

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 11.2 - Collateral in the Form of Securities Pledged

	June 30, 2021
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(3)	Total
Cash equivalents(1)	$—	$569	$—	$569
Debt securities of consolidated trusts(2)	—	—	335	335
Trading securities	1,888	4,054	1,536	7,478
Total securities pledged	$1,888	$4,623	$1,871	$8,382

	December 31, 2020
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(3)	Total
Debt securities of consolidated trusts(2)	$121	$—	$345	$466
Trading securities	1,920	—	1,163	3,083
Total securities pledged	$2,041	$—	$1,508	$3,549
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
Table 11.3 - Underlying Collateral Pledged

	June 30, 2021
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
U.S. Treasury securities and other	$2,875	$1,748	$—	$—	$4,623

Freddie Mac 2Q 2021 Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Stockholders' Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The table below presents changes in AOCI after the effects of our federal statutory tax rate of 21% for the periods presented, related to available-for-sale securities, cash flow hedges, and our defined benefit plans.
Table 12.1 - Changes in AOCI by Component, Net of Taxes

	2Q 2021
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$415	($196)	$35	$254
Other comprehensive income before reclassifications	6	—	—	6
Amounts reclassified from accumulated other comprehensive income	(79)	8	(3)	(74)
Changes in AOCI by component	(73)	8	(3)	(68)
Ending balance	$342	($188)	$32	$186

	YTD 2021
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$810	($206)	$39	$643
Other comprehensive income before reclassifications	(99)	—	(1)	(100)
Amounts reclassified from accumulated other comprehensive income	(369)	18	(6)	(357)
Changes in AOCI by component	(468)	18	(7)	(457)
Ending balance	$342	($188)	$32	$186

	2Q 2020
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$1,056	($231)	$62	$887
Other comprehensive income before reclassifications	160	—	—	160
Amounts reclassified from accumulated other comprehensive income	(6)	11	(4)	1
Changes in AOCI by component	154	11	(4)	161
Ending balance	$1,210	($220)	$58	$1,048

	YTD 2020
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$618	($244)	$64	$438
Other comprehensive income before reclassifications	606	—	2	608
Amounts reclassified from accumulated other comprehensive income	(14)	24	(8)	2
Changes in AOCI by component	592	24	(6)	610
Ending balance	$1,210	($220)	$58	$1,048

Freddie Mac 2Q 2021 Form 10-Q	106

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line items in our condensed consolidated statements of comprehensive income (loss).
Table 12.2 - Reclassifications from AOCI to Net Income

(In millions)	2Q 2021	2Q 2020	YTD 2021	YTD 2020
AOCI related to available-for-sale securities
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Investment gains (losses), net	$99	$7	$467	$17
Income tax (expense) benefit	(20)	(1)	(98)	(3)
Net of tax	79	6	369	14
AOCI related to cash flow hedge relationships
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Interest expense	(10)	(14)	(21)	(30)
Income tax (expense) benefit	2	3	3	6
Net of tax	(8)	(11)	(18)	(24)
AOCI related to defined benefit plans
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Salaries and employee benefits	4	5	8	10
Income tax (expense) benefit	(1)	(1)	(2)	(2)
Net of tax	3	4	6	8
Total reclassifications in the period, net of tax	$74	($1)	$357	($2)
Senior Preferred Stock

As a result of changes to the terms of the senior preferred stock pursuant to the January 2021 Letter Agreement, the company will not be required to pay a dividend to Treasury until we have built sufficient capital to meet the capital requirements and buffers set forth in the ERCF. Accordingly, the company was not required to pay a dividend to Treasury on the senior preferred stock in June 2021. As the company builds capital during this period, the quarterly increases in our Net Worth Amount have been, and will continue to be, added to the aggregate liquidation preference of the senior preferred stock. As a result, the liquidation preference of the senior preferred stock increased from $89.1 billion as of March 31, 2021 to $91.4 billion on June 30, 2021 based on the $2.4 billion increase in the Net Worth Amount during 1Q 2021. The liquidation preference will increase to $95.0 billion on September 30, 2021 based on the $3.6 billion increase in our Net Worth Amount during 2Q 2021. See Note 2 for additional information.
As of June 30, 2021, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement.

Freddie Mac 2Q 2021 Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

The table below provides a summary of our senior preferred stock outstanding at June 30, 2021.
Table 12.3 - Senior Preferred Stock

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw Adjustment Dates:
September 8, 2008	1.00	1.00	$1.00	$1,000	$1,000
December 31, 2017	—	—	—	N/A	3,000
September 30, 2019	—	—	—	N/A	1,826
December 31, 2019	—	—	—	N/A	1,848
March 31, 2020	—	—	—	N/A	2,448
June 30, 2020	—	—	—	N/A	382
September 30, 2020	—	—	—	N/A	1,938
December 31, 2020	—	—	—	N/A	2,449
March 31, 2021	—	—	—	N/A	2,522
June 30, 2021	—	—	—	N/A	2,378
Total non-draw adjustments	1.00	1.00	1.00		19,791
Draw Dates:
November 24, 2008	—	—	—	N/A	13,800
March 31, 2009	—	—	—	N/A	30,800
June 30, 2009	—	—	—	N/A	6,100
June 30, 2010	—	—	—	N/A	10,600
September 30, 2010	—	—	—	N/A	1,800
December 30, 2010	—	—	—	N/A	100
March 31, 2011	—	—	—	N/A	500
September 30, 2011	—	—	—	N/A	1,479
December 30, 2011	—	—	—	N/A	5,992
March 30, 2012	—	—	—	N/A	146
June 29, 2012	—	—	—	N/A	19
March 30, 2018	—	—	—	N/A	312
Total draw adjustments	—	—	—		71,648
Total senior preferred stock	1.00	1.00	$1.00		$91,439

Stock Issuances and Repurchases

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during YTD 2021, except for issuances of treasury stock related to stock based compensation granted prior to conservatorship.
Dividends and Dividend Restrictions

No common dividends were declared during YTD 2021. As a result of the increase in the applicable Capital Reserve Amount pursuant to the January 2021 Letter Agreement, we did not declare or pay a dividend on the senior preferred stock during YTD 2021. We also did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during YTD 2021.
Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in Note 13 in our 2020 Annual Report.

Freddie Mac 2Q 2021 Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13
NOTE 13
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of comprehensive income (loss).
Table 13.1 - Components of Net Interest Income

(In millions)	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Interest income
Mortgage loans	$14,590	$15,026	$27,845	$31,658
Investment securities	617	637	1,227	1,289
Other	23	53	60	361
Total interest income	15,230	15,716	29,132	33,308
Interest expense
Debt securities of consolidated trusts held by third parties	(10,032)	(11,975)	(19,788)	(25,422)
Debt of Freddie Mac:
Short-term debt	—	(130)	(2)	(560)
Long-term debt	(431)	(735)	(936)	(1,665)
Total interest expense	(10,463)	(12,840)	(20,726)	(27,647)
Net interest income	4,767	2,876	8,406	5,661
Benefit (provision) for credit losses	740	(705)	936	(1,938)
Net interest income after benefit (provision) for credit losses	$5,507	$2,171	$9,342	$3,723

Freddie Mac 2Q 2021 Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14
NOTE 14
Investment Gains (Losses), Net
The table below presents the components of investment gains (losses), net on our condensed consolidated statements of comprehensive income (loss).
Table 14.1 - Components of Investment Gains (Losses), Net

(In millions)	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Investment gains (losses), net:
Mortgage loans gains (losses)	$1,511	$1,046	$1,717	$2,218
Investment securities gains (losses)	(330)	65	(837)	1,120
Debt gains (losses)	18	60	156	760
Derivative gains (losses)	(563)	(501)	808	(4,263)
Investment gains (losses), net	$636	$670	$1,844	($165)

Freddie Mac 2Q 2021 Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Segment Reporting
During 1Q 2021, our chief operating decision maker began making decisions about allocating resources and assessing segment performance based on two reportable segments, Single-family and Multifamily. In prior periods, we managed our business based on three reportable segments, Single-family Guarantee, Multifamily, and Capital Markets. As our mortgage-related investments portfolio has declined over time, our capital markets activities have become increasingly focused on supporting our single-family and multifamily businesses. As a result, we determined that, effective in 1Q 2021, our Capital Markets segment should no longer be considered a separate reportable segment, and our chief operating decision maker no longer reviews separate financial results or discrete financial information for our capital markets activities. Substantially all of the revenues and expenses that were previously directly attributable to our Capital Markets segment are now included in our Single-family segment, while certain administrative expenses and other centrally-incurred costs previously allocated to the Capital Markets segment are now allocated between the Single-family and Multifamily segments using various methodologies depending on the nature of the expense.
In connection with this change, we also changed the measure of segment profit and loss for each segment to be based on net income and comprehensive income calculated using the same accounting policies we use to prepare our general purpose financial statements in conformity with generally accepted accounting principles. The financial results of each reportable segment include directly attributable revenue and expenses. We allocate interest expense and other debt funding and hedging-related costs to each reportable segment using a funds transfer pricing process. We fully allocate to each reportable segment the administrative expenses and other centrally-incurred costs that are not directly attributable to a particular segment using various methodologies depending on the nature of the expense. As a result, the sum of each income statement line item for the two reportable segments is equal to that same income statement line item for the consolidated entity. We have discontinued the reclassifications of certain activities between various line items that were included in our previous measure of segment profit and loss. Prior period information has been revised to conform to the current period presentation.

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

Freddie Mac 2Q 2021 Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

The table below presents the financial results for our Single-family and Multifamily segments.
Table 15.1 - Segment Financial Results

	2Q 2021
	Single-family	Multifamily	Total
(In millions)
Net interest income	$4,460	$307	$4,767
Non-interest income (loss)
Guarantee income	10	346	356
Investment gains (losses), net	137	499	636
Other income (loss)	108	(1)	107
Non-interest income (loss)	255	844	1,099
Net revenues	4,715	1,151	5,866
Benefit (provision) for credit losses	686	54	740
Non-interest expense
Administrative expense	(503)	(148)	(651)
Credit enhancement expense	(361)	(8)	(369)
Benefit for (decrease in) credit enhancement recoveries	(190)	(3)	(193)
REO operations expense	(7)	—	(7)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(570)	—	(570)
Other expense	(172)	(7)	(179)
Non-interest expense	(1,803)	(166)	(1,969)
Income (loss) before income tax (expense) benefit	3,598	1,039	4,637
Income tax (expense) benefit	(743)	(215)	(958)
Net income (loss)	2,855	824	3,679
Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	(79)	6	(73)
Changes in unrealized gains (losses) related to cash flow hedge relationships	8	—	8
Changes in defined benefit plans	(3)	—	(3)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(74)	6	(68)
Comprehensive income (loss)	$2,781	$830	$3,611

Freddie Mac 2Q 2021 Form 10-Q	112

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2021
	Single-family	Multifamily	Total
(In millions)
Net interest income	$7,768	$638	$8,406
Non-interest income (loss)
Guarantee income	99	505	604
Investment gains (losses), net	437	1,407	1,844
Other income (loss)	260	25	285
Non-interest income (loss)	796	1,937	2,733
Net revenues	8,564	2,575	11,139
Benefit (provision) for credit losses	832	104	936
Non-interest expense
Administrative expense	(991)	(299)	(1,290)
Credit enhancement expense	(686)	(18)	(704)
Benefit for (decrease in) credit enhancement recoveries	(435)	(15)	(450)
REO operations expense	(15)	—	(15)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(1,104)	—	(1,104)
Other expense	(381)	(13)	(394)
Non-interest expense	(3,612)	(345)	(3,957)
Income (loss) before income tax (expense) benefit	5,784	2,334	8,118
Income tax (expense) benefit	(1,191)	(481)	(1,672)
Net income (loss)	4,593	1,853	6,446
Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	(414)	(54)	(468)
Changes in unrealized gains (losses) related to cash flow hedge relationships	18	—	18
Changes in defined benefit plans	(6)	(1)	(7)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(402)	(55)	(457)
Comprehensive income (loss)	$4,191	$1,798	$5,989

Freddie Mac 2Q 2021 Form 10-Q	113

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	2Q 2020
	Single-family	Multifamily	Total
(In millions)
Net interest income	$2,590	$286	$2,876
Non-interest income (loss)
Guarantee income	55	414	469
Investment gains (losses), net	(61)	731	670
Other income (loss)	83	51	134
Non-interest income (loss)	77	1,196	1,273
Net revenues	2,667	1,482	4,149
Benefit (provision) for credit losses	(624)	(81)	(705)
Non-interest expense
Administrative expense	(477)	(124)	(601)
Credit enhancement expense	(228)	(5)	(233)
Benefit for (decrease in) credit enhancement recoveries	219	2	221
REO operations expense	(14)	—	(14)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(442)	—	(442)
Other expense	(131)	(9)	(140)
Non-interest expense	(1,073)	(136)	(1,209)
Income (loss) before income tax (expense) benefit	970	1,265	2,235
Income tax (expense) benefit	(198)	(260)	(458)
Net income (loss)	772	1,005	1,777
Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	95	59	154
Changes in unrealized gains (losses) related to cash flow hedge relationships	11	—	11
Changes in defined benefit plans	(3)	(1)	(4)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	103	58	161
Comprehensive income (loss)	$875	$1,063	$1,938

Freddie Mac 2Q 2021 Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2020
	Single-family	Multifamily	Total
(In millions)
Net interest income	$5,075	$586	$5,661
Non-interest income (loss)
Guarantee income	42	804	846
Investment gains (losses), net	(37)	(128)	(165)
Other income (loss)	141	88	229
Non-interest income (loss)	146	764	910
Net revenues	5,221	1,350	6,571
Benefit (provision) for credit losses	(1,790)	(148)	(1,938)
Non-interest expense
Administrative expense	(944)	(244)	(1,188)
Credit enhancement expense	(455)	(9)	(464)
Benefit for (decrease in) credit enhancement recoveries	658	30	688
REO operations expense	(99)	—	(99)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(874)	—	(874)
Other expense	(229)	(14)	(243)
Non-interest expense	(1,943)	(237)	(2,180)
Income (loss) before income tax (expense) benefit	1,488	965	2,453
Income tax (expense) benefit	(305)	(198)	(503)
Net income (loss)	1,183	767	1,950
Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	469	123	592
Changes in unrealized gains (losses) related to cash flow hedge relationships	24	—	24
Changes in defined benefit plans	(5)	(1)	(6)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	488	122	610
Comprehensive income (loss)	$1,671	$889	$2,560
We measure total assets for our reportable segments based on the mortgage portfolio for each segment. We operate our business in the U.S. and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the U.S. and its territories.
The table below presents total assets for our Single-family and Multifamily segments.
Table 15.2 - Segment Assets

(In millions)	June 30, 2021	December 31, 2020
Single-family	$2,563,589	$2,326,426
Multifamily	398,427	388,347
Total segment assets	2,962,016	2,714,773
Reconciling items(1)	(119,874)	(87,358)
Total assets per condensed consolidated balance sheets	$2,842,142	$2,627,415

(1)Reconciling items include assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 2Q 2021 Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

NOTE 16
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by loan portfolio and geographic area of the approximately $2.6 trillion and $2.3 trillion UPB of our single-family mortgage portfolio as of June 30, 2021 and December 31, 2020, respectively. See Note 4, Note 6, and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.
Table 16.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	June 30, 2021			December 31, 2020			YTD 2021(1)		YTD 2020(1)
(Dollars in billions)	Portfolio UPB(2)	% of Portfolio	SDQ Rate	Portfolio UPB(2)	% of Portfolio	SDQ Rate	Credit Losses Amount	% of Credit Losses(3)	Credit Losses Amount	% of Credit Losses
Region:(4)
West	$800	31%	1.65%	$720	31%	2.41%	$—	NM	$—	6%
Northeast	608	24	2.30	549	24	3.16	—	NM	0.1	38
North Central	385	15	1.52	357	15	2.06	—	NM	0.1	27
Southeast	412	16	2.02	375	16	2.95	—	NM	0.1	20
Southwest	358	14	1.82	325	14	2.59	—	NM	—	9
Total	$2,563	100%	1.86	$2,326	100%	2.64	$—	NM	$0.3	100%
State:
California	$472	19%	1.80	$424	18%	2.64	$—	NM	$—	4%
Texas	158	6	2.13	145	6	3.11	—	NM	—	3
Florida	149	6	2.42	135	6	3.70	—	NM	—	11
New York	111	4	3.43	103	4	4.56	—	NM	—	10
Illinois	102	4	2.34	96	4	2.96	—	NM	0.1	14
All other	1,571	61	1.66	1,423	62	2.34	—	NM	0.2	58
Total	$2,563	100%	1.86	$2,326	100%	2.64	$—	NM	$0.3	100%
(1)Excludes credit losses related to charge-offs of accrued interest receivables.
(2)Excludes $476 million and $505 million in UPB of loans underlying certain securitization products for which data was not available as of June 30, 2021 and December 31, 2020, respectively.
(3)NM - not meaningful due to the credit losses amount rounding to zero.
(4)Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
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

Freddie Mac 2Q 2021 Form 10-Q	116

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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
Presented below is a summary of the serious delinquency rates of certain higher-risk categories (based on characteristics of the loan at origination) of loans in our single-family mortgage portfolio. The table presents each higher-risk category in isolation. A single loan may fall within more than one category (for example, a loan with an original LTV ratio greater than 90% may also have a credit score at origination less than 620). Loans with a combination of these attributes will have an even higher risk of delinquency than those with an individual attribute.
Table 16.2 - Certain Higher Risk Categories in Our Single-Family Mortgage Portfolio

	% of Portfolio(1)		SDQ Rate(1)
(% of portfolio based on UPB)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Alt-A	1%	1%	9.07%	10.66%
Original LTV ratio greater than 90%(2)	13	15	3.31	4.25
Lower credit scores at origination (less than 620)	1	1	9.45	11.00
(1)Excludes $476 million and $505 million in UPB of loans underlying certain securitization products for which data was not available as of June 30, 2021 and December 31, 2020, respectively.
(2)Includes HARP loans, which we purchased as part of our participation in the MHA Program.
Sellers and Servicers

We acquire a significant portion of our single-family and multifamily loan purchase and guarantee volume from several large sellers. Single-family top 10 sellers provided 49% and 46% of our purchase and guarantee volume during YTD 2021 and YTD 2020, respectively. None of our single-family sellers provided 10% or more of our purchase and guarantee volume during these periods. The table below summarizes the concentration of multifamily sellers who provided 10% or more of our purchase and guarantee volume.
Table 16.3 - Multifamily Seller Concentration

Multifamily Sellers	YTD 2021	YTD 2020
Berkadia Commercial Mortgage LLC	15%	15%
CBRE Capital Markets, Inc.	15	14
Other top 10 sellers	50	48
Top 10 multifamily sellers	80%	77%
We purchase single-family loans from both depository and non-depository sellers. Non-depository institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. Our top five non-depository sellers provided approximately 29% and 24% of our single-family purchase volume during YTD 2021 and YTD 2020, respectively.

Freddie Mac 2Q 2021 Form 10-Q	117

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

Significant portions of our single-family and multifamily loans are serviced by several large servicers. The table below summarizes the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family mortgage portfolio and multifamily mortgage portfolio as of June 30, 2021 or December 31, 2020.
Table 16.4 - Servicer Concentration

Single-family Servicers	June 30, 2021(1)	December 31, 2020(1)
Wells Fargo Bank, N.A.	9%	11%
Other top 10 servicers	38	38
Top 10 single-family servicers	47%	49%

Multifamily Servicers(2)	June 30, 2021	December 31, 2020
CBRE Capital Markets, Inc.	16%	17%
Berkadia Commercial Mortgage LLC	13	13
JLL Real Estate Capital LLC	11	11
Other top 10 servicers	41	39
Top 10 multifamily servicers	81%	80%
(1)Percentage of servicing volume is based on the total single-family mortgage portfolio, which includes loans where we do not exercise servicing control. However, loans where we do not control servicing are not included for purposes of determining the concentration of servicers who serviced more than 10% of our single-family mortgage portfolio.
(2)Represents multifamily primary servicers.
Single-family loans utilize both depository and non-depository servicers. Some of these non-depository servicers have grown in recent years and now service a large share of our loans. As of June 30, 2021 and December 31, 2020, approximately 19% and 18%, respectively, of our single-family mortgage portfolio, excluding loans for which we do not exercise control over the associated servicing, was serviced by our five largest non-depository servicers, on a combined basis. We routinely monitor the performance of our largest non-depository servicers.
Multifamily loans utilize both primary and master servicers. Primary servicers service unsecuritized mortgage loans and are also typically engaged by master servicers to service on their behalf the mortgage loans underlying securitizations. For a majority of our K Certificate securitizations, we utilize one of three large financial depository institutions as master servicer. For SB Certificate securitizations and a smaller number of K Certificate securitizations, we serve as master servicer. Multifamily primary servicers included in the table above present potential operational risk and impact to the borrowers if the servicing needs to be transferred to another servicer. We also rely on master servicers of our multifamily securitization transactions to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed unrecoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk.
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
We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 7 for additional information. As of June 30, 2021, mortgage insurers provided coverage with maximum credit loss of $123.0 billion, for $501.8 billion of UPB, in connection with our single-family mortgage portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under other types of insurance. Changes in our expectations related to recovery and collectability from our credit enhancement providers may affect our estimates of expected credit losses, perhaps significantly.

Freddie Mac 2Q 2021 Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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
Table 16.5 - Mortgage Insurer Concentration

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	June 30, 2021	December 31, 2020
Arch Mortgage Insurance Company	A	20%	20%
Mortgage Guaranty Insurance Corporation	BBB+	19	18
Radian Guaranty Inc.	BBB+	18	19
Essent Guaranty, Inc.	BBB+	15	16
Genworth Mortgage Insurance Corporation	BB+	15	15
National Mortgage Insurance Corporation	BBB	12	10
Total		99%	98%
(1)    Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of June 30, 2021. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.
(2)    Coverage amounts exclude coverage related to IMAGIN and certain loans for which we do not control servicing, and may include coverage provided by affiliates and subsidiaries of the counterparty.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of both June 30, 2021 and December 31, 2020, we had cumulative unpaid deferred payment obligations of $0.4 billion from these insurers. We have reserved substantially all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
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
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of June 30, 2021 and December 31, 2020, including amounts related to our consolidated VIEs, the balance in our other investments portfolio was $171.0 billion and $163.1 billion, respectively. The balances consist primarily of cash, securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities. As of June 30, 2021, all of our securities purchased under agreements to resell were fully collateralized. As of June 30, 2021 and December 31, 2020, $0.7 billion and $0.8 billion, respectively, of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty risk of these institutions.

Freddie Mac 2Q 2021 Form 10-Q	119

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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

Freddie Mac 2Q 2021 Form 10-Q	120

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents our assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.
Table 17.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2021
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$3,092	$476	$—	$3,568
Non-agency and other	—	1	998	—	999
Total available-for-sale securities, at fair value	—	3,093	1,474	—	4,567
Trading, at fair value:
Mortgage-related securities:
Agency	—	18,185	3,523	—	21,708
Non-mortgage-related securities	32,269	1,014	—	—	33,283
Total trading securities, at fair value	32,269	19,199	3,523	—	54,991
Total investments in securities	32,269	22,292	4,997	—	59,558
Mortgage loans:
Held-for-sale, at fair value	—	6,811	—	—	6,811

Derivative assets, net	17	6,682	25	—	6,724
Netting adjustments(1)	—	—	—	(5,968)	(5,968)
Total derivative assets, net	17	6,682	25	(5,968)	756
Other assets:
Guarantee assets, at fair value	—	—	5,869	—	5,869
Non-derivative held-for-sale purchase commitments, at fair value	—	141	—	—	141
All other, at fair value	—	—	70	—	70
Total other assets	—	141	5,939	—	6,080
Total assets carried at fair value on a recurring basis	$32,286	$35,926	$10,961	($5,968)	$73,205
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$1	$251	$—	$252
Debt of Freddie Mac, at fair value	—	1,704	117	—	1,821

Derivative liabilities, net	—	8,048	23	—	8,071
Netting adjustments(1)	—	—	—	(7,564)	(7,564)
Total derivative liabilities, net	—	8,048	23	(7,564)	507
Total liabilities carried at fair value on a recurring basis	$—	$9,753	$391	($7,564)	$2,580
Referenced footnote is included after the prior period table.

Freddie Mac 2Q 2021 Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$13,778	$526	$—	$14,304
Non-agency and other	—	1	1,062	—	1,063
Total available-for-sale securities, at fair value	—	13,779	1,588	—	15,367
Trading, at fair value:
Mortgage-related securities:
Agency	—	14,246	3,258	—	17,504
Non-agency	—	—	1	—	1
Total mortgage-related securities	—	14,246	3,259	—	17,505
Non-mortgage-related securities	26,255	698	—	—	26,953
Total trading securities, at fair value	26,255	14,944	3,259	—	44,458
Total investments in securities	26,255	28,723	4,847	—	59,825
Mortgage loans:
Held-for-sale, at fair value	—	14,199	—	—	14,199

Derivative assets, net	—	8,516	63	—	8,579
Netting adjustments(1)	—	—	—	(7,374)	(7,374)
Total derivative assets, net	—	8,516	63	(7,374)	1,205
Other assets:
Guarantee assets, at fair value	—	—	5,509	—	5,509
Non-derivative held-for-sale purchase commitments, at fair value	—	158	—	—	158
All other, at fair value	—	—	108	—	108
Total other assets	—	158	5,617	—	5,775
Total assets carried at fair value on a recurring basis	$26,255	$51,596	$10,527	($7,374)	$81,004
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$2	$203	$—	$205
Debt of Freddie Mac, at fair value	—	2,267	120	—	2,387

Derivative liabilities, net	—	9,132	16	—	9,148
Netting adjustments(1)	—	—	—	(8,194)	(8,194)
Total derivative liabilities, net	—	9,132	16	(8,194)	954
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	1	—	—	1
All other, at fair value	—	—	3	—	3
Total other liabilities	—	1	3	—	4
Total liabilities carried at fair value on a recurring basis	$—	$11,402	$342	($8,194)	$3,550
(1)     Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

Freddie Mac 2Q 2021 Form 10-Q	122

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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
Table 17.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	2Q 2021
	Balance, April 1, 2021	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2021	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2021
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$801	$—	$1	$—	$—	($296)	($30)	$—	$—	$476	$—	$—
Non-agency and other	1,035	5	8	—	—	—	(50)	—	—	998	6	7
Total available-for-sale mortgage-related securities	1,836	5	9	—	—	(296)	(80)	—	—	1,474	6	7
Trading, at fair value:
Mortgage-related securities:
Agency	3,061	(170)	—	737	—	—	(23)	—	(82)	3,523	(177)	—
Non-agency	1	(1)	—	—	—	—	—	—	—	—	—	—
Total trading mortgage-related securities	3,062	(171)	—	737	—	—	(23)	—	(82)	3,523	(177)	—
Derivative assets	30	(5)	—	—	—	—	—	—	—	25	(5)	—
Other assets:
Guarantee assets	5,688	5	—	—	416	—	(240)	—	—	5,869	48	—
All other, at fair value	115	(39)	—	5	4	(9)	(6)	—	—	70	(39)	—
Total other assets	5,803	(34)	—	5	420	(9)	(246)	—	—	5,939	9	—

	Balance, April 1, 2021	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2021	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2021
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$260	($13)	$—	$—	$35	$—	($31)	$—	$—	$251	($12)	$—
Debt of Freddie Mac, at fair value	120	(3)	—	—	—	—	—	—	—	117	(2)	—
Derivative liabilities	34	(8)	—	—	—	—	(3)	—	—	23	(11)	—
All other, at fair value	—	(1)	—	1	—	—	—	—	—	—	(1)	—
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2021 Form 10-Q	123

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

	YTD 2021
	Balance, January 1, 2021	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2021	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2021
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$526	$—	($5)	$—	$—	$—	($45)	$—	$—	$476	$—	($4)
Non-agency and other	1,062	12	9	—	—	—	(85)	—	—	998	12	7
Total available-for-sale mortgage-related securities	1,588	12	4	—	—	—	(130)	—	—	1,474	12	3
Trading, at fair value:
Mortgage-related securities:
Agency	3,258	(355)	—	1,112	—	(269)	(43)	—	(180)	3,523	(364)	—
Non-agency	1	(1)	—	—	—	—	—	—	—	—	—	—
Total trading mortgage-related securities	3,259	(356)	—	1,112	—	(269)	(43)	—	(180)	3,523	(364)	—
Derivative assets	63	(38)	—	—	—	—	—	—	—	25	(38)	—
Other assets:
Guarantee asset	5,509	(83)	—	—	905	—	(462)	—	—	5,869	(79)	—
All other, at fair value	108	(29)	—	1	10	(9)	(11)	—	—	70	(29)	—
Total other assets	5,617	(112)	—	1	915	(9)	(473)	—	—	5,939	(108)	—

	Balance, January 1, 2021	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2021	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2021
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	($10)	$—	$—	$88	$—	($30)	$—	$—	$251	($8)	$—
Other debt, at fair value	120	—	—	—	1	—	(4)	—	—	117	—	—
Derivative liabilities	16	11	—	—	2	—	(6)	—	—	23	5	—
All other, at fair value	3	(5)	—	2	—	—	—	—	—	—	(5)	—

Freddie Mac 2Q 2021 Form 10-Q	124

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

	2Q 2020
	Balance, April 1, 2020	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2020	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2020
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$650	$—	$8	$197	$—	($10)	($31)	$—	$—	$814	$—	$6
Non-agency and other	1,101	4	41	—	—	—	(40)	—	—	1,106	4	32
Total available-for-sale mortgage-related securities	1,751	4	49	197	—	(10)	(71)	—	—	1,920	4	38
Trading, at fair value:
Mortgage-related securities:
Agency	2,544	(53)	—	742	—	(170)	(11)	—	—	3,052	(49)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	2,545	(53)	—	742	—	(170)	(11)	—	—	3,053	(49)	—
Derivative assets	63	(1)	—	—	—	—	—	—	—	62	51	—
Other assets:
Guarantee assets	4,565	163	—	—	289	—	(193)	—	—	4,824	163	—
All other, at fair value	106	(3)	—	(6)	6	—	11	—	—	114	(3)	—
Total other assets	4,671	160	—	(6)	295	—	(182)	—	—	4,938	160	—

	Balance, April 1, 2020	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2020	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2020
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$199	$3	$—	$—	$—	$—	$—	$—	$—	$202	$3	$—
Debt of Freddie Mac, at fair value	151	1	—	—	1	—	(7)	—	(23)	123	1	—
Derivative liabilities	24	(5)	—	—	—	—	(2)	—	—	17	(28)	—
All other, at fair value	1	—	—	—	—	—	—	—	—	1	—	—

Freddie Mac 2Q 2021 Form 10-Q	125

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

	YTD 2020
	Balance, January 1, 2020	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2020	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2020
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$1,960	$12	$46	$197	$—	($218)	($88)	$—	($1,095)	$814	$—	$4
Non-agency and other	1,267	7	(86)	—	—	—	(82)	—	—	1,106	7	(68)
Total available-for-sale mortgage-related securities	3,227	19	(40)	197	—	(218)	(170)	—	(1,095)	1,920	7	(64)
Trading, at fair value:
Mortgage-related securities:
Agency	2,709	(37)	—	923	—	(104)	(42)	—	(397)	3,052	(44)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	2,710	(37)	—	923	—	(104)	(42)	—	(397)	3,053	(44)	—
Derivative assets	16	45	—	—	1	—	—	—	—	62	45	—
Other assets:
Guarantee asset	4,426	262	—	—	512	—	(376)	—	—	4,824	262	—
All other, at fair value	120	(11)	—	(6)	12	(8)	7	—	—	114	(11)	—
Total other assets	4,546	251	—	(6)	524	(8)	(369)	—	—	4,938	251	—

	Balance, January 1, 2020	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2020	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2020(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2020
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	($1)	$—	$—	$—	$—	$—	$—	$—	$202	($1)	$—
Other debt, at fair value	129	—	—	—	2	—	(8)	—	—	123	—	—
Derivative liabilities	37	(14)	—	—	2	—	(8)	—	—	17	(22)	—
All other, at fair value	1	—	—	—	—	—	—	—	—	1	—	—
(1)Transfers out of Level 3 during 2Q 2021, YTD 2021, 2Q 2020, and YTD 2020 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at June 30, 2021 and June 30, 2020, respectively. This amount includes any allowance for credit losses recorded on available-for-sale securities and amortization of basis adjustments.

Freddie Mac 2Q 2021 Form 10-Q	126

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 17.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	June 30, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(2)
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$379	Discounted cash flows	OAS	89 - 89 bps	89 bps
	97	Other
Non-agency and other	855	Median of external sources	External pricing sources	$66.4 - $79.5	$72.4
	143	Other
Trading, at fair value
Mortgage-related securities
Agency	2,879	Single external source	External pricing sources	$0.0 - $7,971.4	$596.0
	644	Other
Guarantee assets, at fair value	5,455	Discounted cash flows	OAS	17 - 186 bps	45 bps
	414	Other
Insignificant Level 3 assets(1)	95
Total level 3 assets	$10,961
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$172	Single external source	External pricing sources	$99.9 - $106.9	$102.1
	79	Other
Insignificant Level 3 liabilities(1)	140
Total level 3 liabilities	$391
Referenced footnotes are included after the next table.

Freddie Mac 2Q 2021 Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

	December 31, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(2)
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$410	Discounted cash flows	OAS	90 - 90 bps	90 bps
	116	Other
Non-agency and other	875	Median of external sources	External pricing sources	$67.1 - $79.1	$72.8
	187	Other
Trading, at fair value
Mortgage-related securities
Agency	2,204	Single external source	External pricing sources	$0.0 - $8,894.6	$947.8
	472	Discounted cash flows	OAS	(951) - 2,910 bps	834 bps
	583	Other
Guarantee assets, at fair value	5,195	Discounted cash flows	OAS	15 - 186 bps	38 bps
	314	Other
Insignificant Level 3 assets(1)	171
Total level 3 assets	$10,527
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	Single external source	External pricing sources	$97.3 - $107.0	$101.7
Insignificant Level 3 liabilities(1)	139
Total level 3 liabilities	$342
(1)     Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.
(2) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 2Q 2021 Form 10-Q	128

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 17.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	June 30, 2021				December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$32	$1,443	$1,475	$—	$6	$2,241	$2,247
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
Table 17.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	June 30, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$1,443
		Internal model	Historical sales proceeds	$3,150 - $622,325	$209,088
		Internal model	Housing sales index	72 - 637 bps	127 bps
		Median of external sources	External pricing sources	$60.0 - $106.3	$95.2

	December 31, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$2,241
		Internal model	Historical sales proceeds	$3,001 - $696,004	$202,539
		Internal model	Housing sales index	66 - 345 bps	119 bps
		Median of external sources	External pricing sources	$59.5 - $104.0	$92.1
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 2Q 2021 Form 10-Q	129

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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
Table 17.6 - Fair Value of Financial Instruments

		June 30, 2021
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$11,171	$11,171	$—	$—	$—	$11,171
Securities purchased under agreements to resell	Amortized cost	113,697	—	118,317	—	(4,620)	113,697
Investment securities:
Available-for-sale, at fair value	FV - OCI	4,567	—	3,093	1,474	—	4,567
Trading, at fair value	FV - NI	54,991	32,269	19,199	3,523	—	54,991
Total investment securities		59,558	32,269	22,292	4,997	—	59,558
Mortgage loans:
Loans held by consolidated trusts		2,543,467	—	2,351,354	234,749	—	2,586,103
Loans held by Freddie Mac		64,756	—	36,783	30,364	—	67,147
Total mortgage loans	Various(3)	2,608,223	—	2,388,137	265,113	—	2,653,250
Derivative assets, net	FV - NI	756	17	6,682	25	(5,968)	756
Guarantee assets	FV - NI	5,869	—	—	5,873	—	5,873
Non-derivative purchase commitments, at fair value	FV - NI	141	—	226	—	—	226
Advances to lenders	Amortized cost	5,045	—	—	5,045	—	5,045
Secured lending	Amortized cost	1,593	—	1,391	56	—	1,447
Total financial assets		$2,806,053	$43,457	$2,537,045	$281,109	($10,588)	$2,851,023
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$2,575,653	$—	$2,607,642	$796	$—	$2,608,438
Debt of Freddie Mac		227,102	—	233,566	3,965	(4,620)	232,911
Total debt	Various(4)	2,802,755	—	2,841,208	4,761	(4,620)	2,841,349
Derivative liabilities, net	FV - NI	507	—	8,048	23	(7,564)	507
Guarantee obligations	Amortized cost	5,422	—	—	6,232	—	6,232
Non-derivative purchase commitments, at fair value	FV - NI	12	—	—	53	—	53
Total financial liabilities		$2,808,696	$—	$2,849,256	$11,069	($12,184)	$2,848,141
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.
(3)As of June 30, 2021, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $2.6 trillion, $10.7 billion, and $6.8 billion, respectively.
(4)As of June 30, 2021, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.8 trillion and $2.1 billion, respectively.

Freddie Mac 2Q 2021 Form 10-Q	130

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

		December 31, 2020
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$23,889	$23,889	$—	$—	$—	$23,889
Securities purchased under agreements to resell	Amortized cost	105,003	—	105,003	—	—	105,003
Investment securities:
Available-for-sale, at fair value	FV - OCI	15,367	—	13,779	1,588	—	15,367
Trading, at fair value	FV - NI	44,458	26,255	14,944	3,259	—	44,458
Total investment securities		59,825	26,255	28,723	4,847	—	59,825
Mortgage loans:
Loans held by consolidated trusts		2,273,347	—	2,080,687	262,309	—	2,342,996
Loans held by Freddie Mac		110,541	—	76,917	36,578	—	113,495
Total mortgage loans	Various(3)	2,383,888	—	2,157,604	298,887	—	2,456,491
Derivative assets, net	FV - NI	1,205	—	8,516	63	(7,374)	1,205
Guarantee assets	FV - NI	5,509	—	—	5,515	—	5,515
Non-derivative purchase commitments, at fair value	FV - NI	158	—	246	—	—	246
Advances to lenders	Amortized cost	4,162	—	—	4,162	—	4,162
Secured lending	Amortized cost	1,680	—	1,427	89	—	1,516
Total financial assets		$2,585,319	$50,144	$2,301,519	$313,563	($7,374)	$2,657,852
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$2,308,176	$—	$2,382,157	$852	$—	$2,383,009
Debt of Freddie Mac		284,370	—	286,634	4,088	—	290,722
Total debt	Various(4)	2,592,546	—	2,668,791	4,940	—	2,673,731
Derivative liabilities, net	FV - NI	954	—	9,132	16	(8,194)	954
Guarantee obligations	Amortized cost	5,050	—	—	5,378	—	5,378
Non-derivative purchase commitments, at fair value	FV - NI	20	—	1	143	—	144
Total financial liabilities		$2,598,570	$—	$2,677,924	$10,477	($8,194)	$2,680,207
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
The table below presents the fair value and UPB related to certain loans and long-term debt for which we have elected the fair value option. This table does not include interest-only securities related to debt securities of consolidated trusts and debt of Freddie Mac held by third parties with a fair value of $233 million and $173 million and multifamily held-for-sale loan purchase commitments with a net fair value of $141 million and $157 million, as of June 30, 2021 and December 31, 2020, respectively.

Freddie Mac 2Q 2021 Form 10-Q	131

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

Table 17.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected

	June 30, 2021			December 31, 2020
(In millions)	Multifamily Held-For-Sale Loans	Debt of Freddie Mac - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties	Multifamily Held-For-Sale Loans	Debt of Freddie Mac - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties
Fair value	$6,811	$1,668	$172	$14,199	$2,216	$203
UPB	6,424	1,637	169	13,400	2,189	200
Difference	$387	$31	$3	$799	$27	$3
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in non-interest income (loss) in our condensed consolidated statements of comprehensive income (loss), related to items for which we have elected the fair value option.
Table 17.8 - Changes in Fair Value Under the Fair Value Option Election

	2Q 2021	2Q 2020	YTD 2021	YTD 2020
(In millions)	Gains (Losses)		Gains (Losses)
Multifamily held-for-sale loans	$221	$313	($230)	$951
Multifamily held-for-sale loan purchase commitments	342	650	537	1,182
Debt of Freddie Mac - long term	22	(70)	30	478
Debt securities of consolidated trusts held by third parties	13	—	9	4
Changes in fair value attributable to instrument-specific credit risk were not material for 2Q 2021, YTD 2021, 2Q 2020, and YTD 2020 for assets or liabilities for which we elected the fair value option.

Freddie Mac 2Q 2021 Form 10-Q	132

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

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

Freddie Mac 2Q 2021 Form 10-Q	133

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

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

Freddie Mac 2Q 2021 Form 10-Q	134

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

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

Freddie Mac 2Q 2021 Form 10-Q	135

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

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

Freddie Mac 2Q 2021 Form 10-Q	136

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 19

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
Table 19.1 - Net Worth and Minimum Capital

(In millions)	June 30, 2021	December 31, 2020
GAAP net worth (deficit)	$22,402	$16,413

Core capital (deficit)(1)(2)	(50,432)	(56,878)
Less: Minimum capital(1)	23,549	22,694
Minimum capital surplus (deficit)(1)	($73,981)	($79,572)
(1)Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.
(2)Core capital excludes certain components of GAAP total equity (i.e., AOCI and senior preferred stock) as these items do not meet the statutory definition of core capital.
In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make economic business decisions, while in conservatorship, utilizing a risk-based CCF, a capital system with detailed formulae provided by FHFA. In November 2020, FHFA released a final rule that establishes the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae. The ERCF, which went into effect in February 2021, has a transition period for compliance. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order. Pursuant to the final rule, we will be required to report our regulatory capital under the ERCF beginning on January 1, 2022.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 2Q 2021 Form 10-Q	137

Other Information
Other Information
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 18 in this Form 10-Q and Note 20 in our 2020 Annual Report.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. For information on these lawsuits, see the Legal Proceedings section in our 2020 Annual Report. One such case, filed in the U.S. District Court for the Southern District of Texas, was appealed to the U.S. Court of Appeals for the Fifth Circuit and subsequently to the U.S. Supreme Court. On June 23, 2021, the Supreme Court held that the shareholders’ statutory claim is barred and found the “for cause” removal provision for the director of FHFA in the Housing and Economic Recovery Act unconstitutional. The Supreme Court held that the August 2012 amendment to the Purchase Agreement should not be voided as a result of the constitutional violation and remanded the case to the lower courts to determine what other remedy, if any, the shareholders are entitled to receive on their constitutional claim. Freddie Mac is not a party to any of these lawsuits.
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

Freddie Mac 2Q 2021 Form 10-Q	138

Other Information
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 2Q 2021 Form 10-Q	139

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
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 2Q 2021
We evaluated the changes in our internal control over financial reporting that occurred during 2Q 2021 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of June 30, 2021 that we have not remediated.
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
■    The Director or Acting Director of FHFA is in frequent communication with our Chief Executive Officer (or if that office is vacant, with our President), typically meeting (in person or by phone) on at least a bi-weekly basis.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 2Q 2021 have been prepared in conformity with GAAP.

Freddie Mac 2Q 2021 Form 10-Q	140

Exhibit Index

Exhibit Index

Exhibit	Description*

10.1	Memorandum Agreement, dated May 4, 2021, between Freddie Mac and Michael J. DeVito†

10.2	Restrictive Covenant and Confidentiality Agreement, dated June 4, 2021, between Freddie Mac and Michael DeVito†

10.3	Form of Restrictive Covenant and Confidentiality Agreement between the Federal Home Loan Mortgage Corporation and Executive Officers†

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

Freddie Mac 2Q 2021 Form 10-Q	141

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael J. DeVito
Michael J. DeVito
Chief Executive Officer
(Principal Executive Officer)
Date: July 29, 2021

By:	/s/ Christian M. Lown
Christian M. Lown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: July 29, 2021

Freddie Mac 2Q 2021 Form 10-Q	142

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	70 - 137
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 69
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56 - 58
Item 4.	Controls and Procedures	140
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	138
Item 1A.	Risk Factors	138
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	138
Item 6.	Exhibits	139
Exhibit Index		141
Signatures		142

Freddie Mac 2Q 2021 Form 10-Q	143