Form 10-Q
period 2021-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2021-10-29
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 12, 2021, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 3Q 2021 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 3Q 2021 Form 10-Q	ii

Freddie Mac 3Q 2021 Form 10-Q	iii

Management's Discussion and Analysis	Introduction
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
You should read the following MD&A in conjunction with our 2020 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2021 included in Financial Statements.
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
COVID-19 Pandemic Response Efforts
Throughout the COVID-19 pandemic, we have remained focused on serving our mission and the crucial role we play in the U.S. housing finance system while supporting the health and safety of our communities, customers, and staff. We continue to actively monitor the effects of the pandemic and to make decisions based on guidance from national, state, and local governments and public health authorities, including the U.S. CDC. More than 95% of our staff continued to work remotely as of September 30, 2021. We have started planning for our staff to return to the office. The decision as to timing will be informed by local infection rates, CDC guidance, and other factors.
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

Freddie Mac 3Q 2021 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues, Net Income, and Comprehensive Income
(In billions)
■    Net income and comprehensive income were $2.9 billion for 3Q 2021, an increase of 19% each year-over-year. The increases in both net income and comprehensive income were driven by higher net revenues and a credit reserve release in Single-family.
■    Net revenues increased 4% year-over-year to $5.2 billion, primarily driven by higher net interest income, partially offset by a decline in net investment gains. The increase in net interest income was primarily driven by continued mortgage portfolio growth and higher average portfolio guarantee fee rates in Single-family. The decline in net investment gains was primarily due to lower gains from mortgage loan purchase and securitization activities in Multifamily as a result of lower favorable impacts from changes in market spreads.
Net Worth
(In billions)
■    Net worth was $25.3 billion as of September 30, 2021, up from $16.4 billion as of December 31, 2020. The increases in net worth reflected above through June 30, 2021 have been added to the aggregate liquidation preference of the senior preferred stock, and the increase in net worth during 3Q 2021 will be added on December 31, 2021. For more information, see MD&A - Introduction - Business Results - Conservatorship and Government Support for Our Business.

Freddie Mac 3Q 2021 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Market Liquidity

                          Market Liquidity
(In thousands)
We support the U.S. housing market by executing our Charter Mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $318 billion in liquidity to the mortgage market in 3Q 2021, which enabled the financing of nearly 1.2 million home purchases, refinancings, and rental units.

Freddie Mac 3Q 2021 Form 10-Q	3

Management's Discussion and Analysis	Introduction
Portfolio Balances

Mortgage Portfolio
(UPB in billions)

$2,545
$366
$2,179
$2,714
$388
$2,326
$2,852
$394
$2,458
$2,962
$398
$2,564
$3,086
$404
$2,682
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
Single-family mortgage portfolio
Multifamily mortgage portfolio

Investments Portfolio
(UPB in billions)

■    Our mortgage portfolio increased 21% year-over-year to $3,086 billion, driven by a 23% increase in our single-family mortgage portfolio and a 10% increase in our multifamily mortgage portfolio.
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
■    Our investments portfolio decreased 26% year-over-year to $255 billion, primarily due to a decrease in our mortgage- related investments portfolio.
●    The decrease in our mortgage-related investments portfolio was driven by asset sales to comply with FHFA instructions to reduce our agency MBS and CMO portfolios. For more information on limits on our mortgage-related investments portfolio, see MD&A - Our Portfolios - Investments Portfolio - Mortgage-Related Investments Portfolio.
●    The decrease in our other investments portfolio was driven primarily by a decline in our custodial trust account due to lower loan prepayments.

Freddie Mac 3Q 2021 Form 10-Q	4

Management's Discussion and Analysis	Introduction
Credit Risk Transfer

Single-Family Mortgage Portfolio with Credit Enhancement
(UPB in billions)
Multifamily Mortgage Portfolio with Credit Enhancement
(UPB in billions)

In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we engage in various credit enhancement arrangements to reduce our credit risk exposure. We transfer a portion of the credit risk, primarily on recently acquired loans, through our CRT programs. We also reduce our credit risk exposure through other credit enhancement arrangements, primarily primary mortgage insurance. See MD&A - Risk Management – Credit Risk for additional information on our credit enhancements and CRT programs.
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
The Purchase Agreement includes significant restrictions on our business activities, including limits on our secondary market activities; our single-family and multifamily loan acquisitions; the amount of indebtedness we can incur; the size of our mortgage-related investments portfolio; and our ability to pay dividends, transfer certain assets, raise capital, pay down the liquidation preference of the senior preferred stock, and exit conservatorship. In September 2021, certain requirements in the Purchase Agreement related to our secondary market activities and single-family and multifamily loan acquisitions were suspended. For additional information on this suspension of requirements, see MD&A - Regulation and Supervision - Legislative and Regulatory Developments - September 2021 Letter Agreement with Treasury.
Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as, and if declared by the Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers, and privileges of the Board.

Freddie Mac 3Q 2021 Form 10-Q	5

Management's Discussion and Analysis	Introduction
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
(In billions)
Draws and Dividend Payments

(In billions)
Pursuant to the Purchase Agreement and terms of the senior preferred stock:
■    Our Net Worth Amount was $25.3 billion as of September 30, 2021, up from $22.4 billion as of June 30, 2021. As our Net Worth Amount as of June 30, 2021 was below the amount necessary to meet the capital requirements and buffers set forth in the ERCF, we did not have a dividend requirement to Treasury on the senior preferred stock for 3Q 2021, and we will not have a dividend requirement on the senior preferred stock until we reach such capital levels.
■    The liquidation preference of the senior preferred stock increased from $91.4 billion on June 30, 2021 to $95.0 billion on September 30, 2021 based on the $3.6 billion increase in our Net Worth Amount during 2Q 2021, and will increase to $98.0 billion on December 31, 2021 based on the $2.9 billion increase in our Net Worth Amount during 3Q 2021.
■    At September 30, 2021, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement.

Freddie Mac 3Q 2021 Form 10-Q	6

Management's Discussion and Analysis	Market Conditions and Economic Indicators

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
■    SOFR is a benchmark rate for secured overnight dollar-denominated financing, identified by certain banking regulators and market participants as a potential replacement for LIBOR. SOFR affects the interest earned on our short-term investments.
■    Changes in the 3-month LIBOR rate and SOFR rate affect the interest expense on our short-term funding.

Unemployment Rate and Monthly Net New Jobs

Source: U.S. Bureau of Labor Statistics.

■    Changes in the national unemployment rate can affect several market factors, including the demand for single-family and multifamily housing and loan delinquency rates.
■    The unemployment rate has declined three percentage points from 3Q 2020 to 3Q 2021, but the labor market has not yet fully recovered from the COVID-19 pandemic. The pace of job growth also declined quarter-over-quarter.

Freddie Mac 3Q 2021 Form 10-Q	7

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Single-Family Housing and Mortgage Market Conditions

U.S. Single-Family Home Sales and House Prices

4.3%
3.8%
4.3%
5.5%
3.8%
7,076
7,583
7,199
6,570
6,795
973
926
896
737
738
6,103
6,657
6,303
5,833
6,057
3Q20
4Q20
1Q21
2Q21
3Q21
Sales of existing homes (units in thousands)
Sales of new homes (units in thousands)
Single-family house price growth rate

Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.

U.S. Single-Family Mortgage Originations
(UPB in billions)
Source: Inside Mortgage Finance. 3Q 2021 U.S. single-family mortgage originations data is not yet available.
■    Despite low mortgage rates, home sales decreased year-over-year driven by an increase in house prices and ongoing uncertainty with respect to the COVID-19 pandemic. We expect home sales for full-year 2022 to remain relatively flat compared to full-year 2021.
■    Single-family house prices increased 3.8% during 3Q 2021, compared to an increase of 4.3% during 3Q 2020. Although supply constraints could continue to exert pressure on house prices for the remainder of 2021 and into 2022, we expect house price growth to slow in 2022.

■    U.S. single-family loan origination volumes increased to $1,280 billion in 2Q 2021 from $990 billion in 2Q 2020 as a result of low average mortgage interest rates, higher home sales, and increasing house prices. We expect total originations to decrease in 2022 primarily due to a decrease in refinance originations driven by higher mortgage rates.

Freddie Mac 3Q 2021 Form 10-Q	8

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Multifamily Housing and Mortgage Market Conditions

Apartment Vacancy Rates and Change in Effective Rents

7.9%
0.7%
(1.6)%
(1.1)%
(0.2)%
0.6%
5.1%
5.2%
5.3%
5.3%
4.7%
3Q20
4Q20
1Q21
2Q21
3Q21
Apartment vacancy rates
Change in effective rents
Long term quarterly effective rent growth rate

Source: Reis.
Apartment Completions and Net Absorption
(Units in thousands)
Source: For 3Q20 - 2Q21, "Reis National Performance Trends Report." For 3Q21,"Reis 3Q 2021 Construction First Glance." 3Q21 net absorption data is not yet available.
■    Vacancy rates decreased during 3Q 2021 and are returning to pre-pandemic levels, which are well below the average of 5.3% from 2000 to 3Q 2021. The decrease in vacancy rates was driven by higher demand for multifamily housing as a result of improving economic conditions. However, these rates may be impacted in the future by the expiration of COVID-19 relief programs and eviction moratoriums as well as ongoing uncertainty driven by the COVID-19 variants.
■    Effective rent growth (i.e., the average rent paid by the renter over the term of the lease, adjusted for concessions by the landlord and costs borne by the renter) was positive at a national level and in all of the major geographic markets in 3Q 2021, representing the highest quarterly national growth rate on record.
■    Multifamily property prices grew 5.3% in 3Q 2021, as investors continued to believe there was a need for additional rental housing in the U.S. and the overall investment environment remained attractive due to low interest rates.

■    While final rates are not yet available, we expect net absorption rates to have increased markedly during 3Q 2021 driven by improving economic conditions, pent-up demand, and rising income levels. We further expect net absorptions to match or exceed completions for full-year 2021.

Freddie Mac 3Q 2021 Form 10-Q	9

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Mortgage Debt Outstanding

Single-Family Mortgage Debt Outstanding
(UPB in billions)
Source: Federal Reserve Financial Accounts of the United States of America. 3Q 2021 U.S. single-family mortgage debt outstanding data is not yet available.
Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Federal Reserve Financial Accounts of the United States of America. 3Q 2021 U.S. multifamily mortgage debt outstanding data is not yet available.
■    U.S. single-family mortgage debt outstanding is expected to increase year-over-year, primarily driven by house price appreciation. An increase in U.S. single-family mortgage debt outstanding typically results in the growth of our single-family mortgage portfolio.

■    While the multifamily mortgage market grew, our share of multifamily mortgage debt outstanding decreased slightly in 2Q 2021 due to ongoing competition and a reduced FHFA multifamily loan purchase cap for 2021.

Freddie Mac 3Q 2021 Form 10-Q	10

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Delinquency Rates

Single-Family Serious Delinquency Rates
Source: National Delinquency Survey from the Mortgage Bankers Association. 3Q 2021 total mortgage market rate is not yet available.

Multifamily Delinquency Rates

1.76%
1.95%
1.48%
1.28%
1.30%
0.22%
0.27%
0.25%
0.28%
0.13%
0.16%
0.17%
0.15%
0.12%
0.10%
0.10%
0.08%
0.08%
3Q20
4Q20
1Q21
2Q21
3Q21
Freddie Mac
Multifamily CMBS market
FDIC insured institutions
ACLI investment bulletin

Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs), American Council of Life Insurers (ACLI). The 3Q 2021 delinquency rates for FDIC insured institutions and ACLI investment bulletin are not yet available.
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
■    Our single-family serious delinquency rate declined quarter-over-quarter and year-over-year, due primarily to an increase in the number of borrowers exiting forbearance and completing loan workout solutions that return their mortgages to current status. 54% of the seriously delinquent loans at September 30, 2021 were covered by credit enhancements that are designed to partially reduce our credit risk exposure to these loans.
■    While our single-family serious delinquency rate has declined since 3Q 2020, we expect the rate to remain elevated compared to pre-pandemic levels as a result of the COVID-19 pandemic and the forbearance programs we are offering in response. Our single-family serious delinquency rate as of February 29, 2020 was 0.60%.

■    Our multifamily delinquency rate is based on the UPB of loans in our multifamily mortgage portfolio that are two monthly payments or more past due or in the process of foreclosure. We report multifamily loans in forbearance as current as long as the borrowers are in compliance with their forbearance agreement, including the agreed-upon repayment plan.
■    While our multifamily delinquency rate remained above pre-pandemic levels, this rate was slightly down quarter-over-quarter and year-over-year, and remains low compared to many other market participants.
■    Multifamily delinquency rates could increase in the near term due to the continuing effects of the COVID-19 pandemic. However, our credit enhancement coverage will partially reduce our credit risk exposure from these loans. For additional information on our delinquency and forbearance rates and credit enhancement coverage, see MD&A - Risk Management - Credit Risk - Multifamily Mortgage Credit Risk.

Freddie Mac 3Q 2021 Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The discussion of our consolidated results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Condensed Consolidated Statements of Comprehensive Income (Loss)

			Change				Change
(Dollars in millions)	3Q 2021	3Q 2020	$	%	YTD 2021	YTD 2020	$	%
Net interest income	$4,418	$3,457	$961	28%	$12,824	$9,118	$3,706	41%
Guarantee income	246	315	(69)	(22)	850	1,161	(311)	(27)
Investment gains (losses), net	383	1,122	(739)	(66)	2,227	957	1,270	133
Other income (loss)	200	172	28	16	485	401	84	21
Net revenues	5,247	5,066	181	4	16,386	11,637	4,749	41
Benefit (provision) for credit losses	243	(327)	570	174	1,179	(2,265)	3,444	152
Credit enhancement expense	(386)	(267)	(119)	(45)	(1,090)	(731)	(359)	(49)
Benefit for (decrease in) credit enhancement recoveries	(60)	20	(80)	(400)	(510)	708	(1,218)	(172)
REO operations income (expense)	9	(40)	49	123	(6)	(139)	133	96
Credit-related income (expense)	(194)	(614)	420	68	(427)	(2,427)	2,000	82
Administrative expense	(627)	(641)	14	2	(1,917)	(1,829)	(88)	(5)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(602)	(467)	(135)	(29)	(1,706)	(1,341)	(365)	(27)
Other expense	(178)	(237)	59	25	(572)	(480)	(92)	(19)
Operating expense	(1,407)	(1,345)	(62)	(5)	(4,195)	(3,650)	(545)	(15)
Income (loss) before income tax (expense) benefit	3,646	3,107	539	17	11,764	5,560	6,204	112
Income tax (expense) benefit	(727)	(644)	(83)	(13)	(2,399)	(1,147)	(1,252)	(109)
Net income (loss)	2,919	2,463	456	19	9,365	4,413	4,952	112
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(10)	(14)	4	29	(467)	596	(1,063)	(178)
Comprehensive income (loss)	$2,909	$2,449	$460	19%	$8,898	$5,009	$3,889	78%

Freddie Mac 3Q 2021 Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations

Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	3Q 2021	3Q 2020	$	%	YTD 2021	YTD 2020	$	%
Guarantee net interest income:
Contractual net interest income	$2,320	$1,339	$981	73%	$6,253	$3,634	$2,619	72%
Net interest income related to the Temporary Payroll Tax Cut Continuation Act of 2011	613	480	133	28	1,753	1,363	390	29
Deferred fee income	934	1,243	(309)	(25)	3,652	2,543	1,109	44
Total guarantee net interest income	3,867	3,062	805	26	11,658	7,540	4,118	55
Investments net interest income:
Contractual net interest income and amortization	864	1,258	(394)	(31)	2,929	3,693	(764)	(21)
Interest expense related to CRT debt	(135)	(173)	38	22	(424)	(600)	176	29
Total investments net interest income	729	1,085	(356)	(33)	2,505	3,093	(588)	(19)
Income (expense) from hedge accounting	(178)	(690)	512	74	(1,339)	(1,515)	176	12
Net interest income	$4,418	$3,457	$961	28%	$12,824	$9,118	$3,706	41%
Key Drivers:
■    Guarantee net interest income
●    3Q 2021 vs. 3Q 2020 - Increased primarily driven by continued mortgage portfolio growth and higher average portfolio guarantee fee rates in Single-family.
●    YTD 2021 vs. YTD 2020 - Increased primarily due to continued mortgage portfolio growth, higher average portfolio guarantee fee rates, and higher deferred fee income recognition in Single-family.
■    Investments net interest income
●    3Q 2021 vs. 3Q 2020 and YTD 2021 vs. YTD 2020 - Decreased primarily due to a decline in the size of the mortgage-related investments portfolio, partially offset by lower funding costs. Interest expense related to CRT debt decreased primarily due to a decline in volume as we no longer regularly issue STACR debt notes.
■    Income (expense) from hedge accounting
●    3Q 2021 vs. 3Q 2020 and YTD 2021 vs. YTD 2020 - Expense decreased primarily due to lower amortization of hedge accounting-related basis adjustments driven by a decline in the unamortized balance and slower prepayments.

Freddie Mac 3Q 2021 Form 10-Q	13

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents an analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	3Q 2021			3Q 2020
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$26,657	$2	0.02%	$21,789	$3	0.04%
Securities purchased under agreements to resell	110,140	15	0.06	105,371	34	0.13
Investment securities	57,549	627	4.35	75,134	659	3.51
Mortgage loans(1)	2,670,685	15,124	2.27	2,168,711	14,134	2.61
Other assets	6,543	23	1.39	5,063	19	1.49
Total interest-earning assets	2,871,574	15,791	2.20	2,376,068	14,849	2.50
Interest-bearing liabilities:
Debt securities of consolidated trusts held by third parties	2,602,220	(10,953)	(1.68)	2,045,865	(10,847)	(2.12)
Debt of Freddie Mac:
Short-term debt	6,590	—	—	61,290	(38)	(0.25)
Long-term debt	216,795	(420)	(0.77)	232,682	(507)	(0.87)
Total debt of Freddie Mac	223,385	(420)	(0.75)	293,972	(545)	(0.74)
Total interest-bearing liabilities	2,825,605	(11,373)	(1.61)	2,339,837	(11,392)	(1.95)
Impact of net non-interest-bearing funding	45,969	—	0.03	36,231	—	0.03
Total funding of interest-earning assets	2,871,574	(11,373)	(1.58)	2,376,068	(11,392)	(1.92)
Net interest income/yield		$4,418	0.62%		$3,457	0.58%
(1)Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $650 million and $1.3 billion for loans held by consolidated trusts and $19 million and $27 million for loans held by Freddie Mac during 3Q 2021 and 3Q 2020, respectively.

Freddie Mac 3Q 2021 Form 10-Q	14

Management's Discussion and Analysis	Consolidated Results of Operations

	YTD 2021			YTD 2020
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$70,708	$6	0.01%	$17,559	$27	0.20%
Securities purchased under agreements to resell	73,232	36	0.07	90,968	325	0.48
Investment securities	57,433	1,854	4.30	74,484	1,948	3.49
Mortgage Loans(1)	2,564,295	42,969	2.23	2,097,447	45,792	2.91
Other assets	5,844	58	1.32	4,439	65	1.95
Total interest-earning assets	2,771,512	44,923	2.16	2,284,897	48,157	2.81
Interest-bearing liabilities:
Debt securities of consolidated trusts held by third parties	2,474,639	(30,742)	(1.66)	1,966,328	(36,269)	(2.46)
Debt of Freddie Mac:
Short-term debt	10,593	(2)	(0.02)	94,167	(598)	(0.84)
Long-term debt	240,795	(1,355)	(0.75)	199,575	(2,172)	(1.45)
Total debt of Freddie Mac	251,388	(1,357)	(0.72)	293,742	(2,770)	(1.25)
Total interest-bearing liabilities	2,726,027	(32,099)	(1.57)	2,260,070	(39,039)	(2.30)
Impact of net non-interest-bearing funding	45,485	—	0.03	24,827	—	0.02
Total funding of interest-earning assets	2,771,512	(32,099)	(1.54)	2,284,897	(39,039)	(2.28)
Net interest income/yield		$12,824	0.62%		$9,118	0.53%
(1)Loan fees, primarily consisting of amortization of upfront fees, included in interest income were $2.4 billion and $3.3 billion for loans held by consolidated trusts and $71 million and $68 million for loans held by Freddie Mac during YTD 2021 and YTD 2020, respectively.
Guarantee Income

The table below presents the components of guarantee income.
Table 4 - Components of Guarantee Income

			Change				Change
(Dollars in millions)	3Q 2021	3Q 2020	$	%	YTD 2021	YTD 2020	$	%
Contractual guarantee fees	$311	$259	$52	20%	$900	$744	$156	21%
Guarantee obligation amortization	294	239	55	23	854	713	141	20
Guarantee asset fair value changes	(359)	(183)	(176)	(96)	(904)	(296)	(608)	(205)
Guarantee income	$246	$315	($69)	(22)%	$850	$1,161	($311)	(27)%
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

Freddie Mac 3Q 2021 Form 10-Q	15

Management's Discussion and Analysis	Consolidated Results of Operations

Investment Gains (Losses), Net

The table below presents the components of investment gains (losses), net.
Table 5 - Components of Investment Gains (Losses), Net

			Change				Change
(Dollars in millions)	3Q 2021	3Q 2020	$	%	YTD 2021	YTD 2020	$	%
Mortgage loans gains (losses)	$784	$1,769	($985)	(56)%	$2,501	$3,987	($1,486)	(37)%
Investment securities gains (losses)	(480)	(285)	(195)	(68)	(1,317)	835	(2,152)	(258)
Debt gains (losses)	47	(25)	72	288	203	735	(532)	(72)
Derivative gains (losses)	32	(337)	369	109	840	(4,600)	5,440	118
Investment gains (losses), net	$383	$1,122	($739)	(66)%	$2,227	$957	$1,270	133%
Mortgage Loans Gains (Losses)

The table below presents the components of mortgage loans gains (losses). We economically hedge our interest rate exposure on loan commitments and mortgage loans primarily using interest-rate risk management derivatives. The offsetting effects of these derivatives are recognized in derivative gains (losses).
Table 6 - Components of Mortgage Loans Gains (Losses)

			Change				Change
(Dollars in millions)	3Q 2021	3Q 2020	$	%	YTD 2021	YTD 2020	$	%
Single-family:
Gains (losses) on mortgage loans	$197	$777	($580)	(75)%	$751	$858	($107)	(12)%
Multifamily:
Gains (losses) on certain loan purchase commitments	423	614	(191)	(31)	960	1,796	($836)	(47)
Gains (losses) on mortgage loans	164	378	(214)	(57)	790	1,333	(543)	(41)
Total Multifamily	587	992	(405)	(41)	1,750	3,129	(1,379)	(44)
Mortgage loans gains (losses)	$784	$1,769	($985)	(56)%	$2,501	$3,987	($1,486)	(37)%
Key Drivers:
■    3Q 2021 vs. 3Q 2020 - Single-family mortgage loans gains decreased primarily due to a lower volume of sales of single-family held-for-sale loans. Multifamily mortgage loans gains decreased primarily due to less K Certificate spread tightening and lower initial pricing margin rates on new loan commitments, partially offset by higher gains on floating-rate loan securitizations.
■    YTD 2021 vs. YTD 2020 - Single-family mortgage loans gains decreased primarily due to a lower volume of sales of single-family held-for-sale loans. Multifamily mortgage loans gains decreased primarily due to fair value losses driven by increases in long-term interest rates during YTD 2021, compared to significant fair value gains during YTD 2020 driven by large interest rate decreases. The decrease was partially offset by higher gains on floating-rate loan securitizations and tighter K Certificate spreads.

Freddie Mac 3Q 2021 Form 10-Q	16

Management's Discussion and Analysis	Consolidated Results of Operations

Investment Securities Gains (Losses)

The table below presents the components of investment securities gains (losses). We economically hedge our interest rate exposure on investment securities primarily using interest rate-risk management derivatives. The offsetting effects of these derivatives are recognized in derivative gains (losses).
Table 7 - Components of Investment Securities Gains (Losses)

			Change				Change
(Dollars in millions)	3Q 2021	3Q 2020	$	%	YTD 2021	YTD 2020	$	%
Realized gains (losses) on sales of available-for-sale securities	$10	$26	($16)	(62)%	$477	$43	$434	1,009%
Realized and unrealized gains (losses) on trading securities	(470)	(285)	(185)	(65)	(1,734)	868	(2,602)	(300)
Other	(20)	(26)	6	23	(60)	(76)	16	21
Investment securities gains (losses)	($480)	($285)	($195)	(68)%	($1,317)	$835	($2,152)	(258)%
Key Drivers:
■    3Q 2021 vs. 3Q 2020 - Decreased primarily due to higher losses on trading securities as long-term interest rates increased more in 3Q 2021 than in 3Q 2020.
■    YTD 2021 vs. YTD 2020 - Decreased primarily due to losses on trading securities driven by the increase in long-term interest rates in YTD 2021 compared to gains in YTD 2020 due to a decrease in long-term interest rates. The losses on trading securities were partially offset by gains on sales of agency mortgage-related securities.
Debt Gains (Losses)

The table below presents the components of debt gains (losses). We economically hedge our interest rate exposure on certain issuances of debt primarily using interest-rate risk management derivatives. The offsetting effects of these derivatives are recognized in derivative gains (losses).
Table 8 - Components of Debt Gains (Losses)

			Change				Change
(Dollars in millions)	3Q 2021	3Q 2020	$	%	YTD 2021	YTD 2020	$	%
Fair value changes:
Debt securities of consolidated trusts	$7	$—	$7	—%	$19	$3	$16	533%
Debt of Freddie Mac	6	(37)	43	116	36	442	(406)	(92)
Total fair value changes	13	(37)	50	135	55	445	(390)	(88)
Gains (losses) on extinguishment of debt:
Debt securities of consolidated trusts	104	7	97	1,386	237	46	191	415
Debt of Freddie Mac	(70)	5	(75)	(1,500)	(89)	244	(333)	(136)
Total gains (losses) on extinguishment of debt	34	12	22	183	148	290	(142)	(49)
Debt gains (losses)	$47	($25)	$72	288%	$203	$735	($532)	(72)%
Key Drivers:
■    YTD 2021 vs. YTD 2020 - Decreased primarily due to lower fair value gains on STACR debt notes for which we elected the fair value option. Fair value gains in YTD 2020 were driven by spread widening caused by the significant market volatility related to the COVID-19 pandemic.

Freddie Mac 3Q 2021 Form 10-Q	17

Management's Discussion and Analysis	Consolidated Results of Operations

Derivative Gains (Losses)

The table below presents the components of derivative gains (losses). Certain of our interest rate-related derivative gains (losses) have offsetting effects recognized in mortgage loans gains (losses), investment securities gains (losses), debt gains (losses), or other comprehensive income (loss).
Table 9 - Components of Derivative Gains (Losses)

			Change				Change
(Dollars in millions)	3Q 2021	3Q 2020	$	%	YTD 2021	YTD 2020	$	%
Fair value gains (losses):
Interest-rate risk management derivatives	$445	$472	($27)	(6)%	$1,468	($2,322)	$3,790	163%
Mortgage commitment derivatives	46	(335)	381	114	662	(1,457)	2,119	145
CRT-related derivatives	(2)	48	(50)	(104)	(29)	169	(198)	(117)
Other	14	18	(4)	(22)	22	55	(33)	(60)
Total fair value gains (losses)	503	203	300	148	2,123	(3,555)	5,678	160
Accrual of periodic cash settlements	(471)	(540)	69	13	(1,283)	(1,045)	(238)	(23)
Derivative gains (losses)	$32	($337)	$369	109%	$840	($4,600)	$5,440	118%
Key Drivers:
■    3Q 2021 vs. 3Q 2020 - Derivative gains in 3Q 2021 primarily driven by lower losses on commitments due to less spread tightening.
■    YTD 2021 vs. YTD 2020 - Derivative gains in YTD 2021 primarily driven by the increase in long-term interest rates, compared to derivative losses in YTD 2020 due to the decrease in long-term interest rates.
Credit-Related Income (Expense)
Benefit (Provision) for Credit Losses

The table below presents the components of benefit (provision) for credit losses.
Table 10 - Components of Benefit (Provision) for Credit Losses

			Change				Change
(Dollars in millions)	3Q 2021	3Q 2020	$	%	YTD 2021	YTD 2020	$	%
Benefit (provision) for credit losses:
Single-family	244	($320)	$564	176%	1,076	($2,110)	$3,186	151%
Multifamily	(1)	(7)	6	86	103	(155)	258	166
Benefit (provision) for credit losses	$243	($327)	$570	174%	$1,179	($2,265)	$3,444	152%
Key Drivers:
Single-family
■    3Q 2021 vs. 3Q 2020 and YTD 2021 vs. YTD 2020 - A benefit for credit losses in the 2021 periods compared to a provision for credit losses in the 2020 periods primarily driven by the following factors:
●    A reserve release due to:
–Reduced expected credit losses related to COVID-19 - Our estimate of expected credit losses related to the COVID-19 pandemic decreased during the 2021 periods as economic conditions improved. Our provision for credit losses increased during the 2020 periods due to the increase in expected credit losses related to the economic effects of the pandemic.
–Appreciation in realized house prices - The realized house price growth rates were higher in the 2021 periods and, as a result, further reduced our estimate of expected credit losses as the higher house prices decreased both the probability and severity of expected credit losses.
●    This was partially offset by an increase in expected losses on new single-family loans due to growth in our single-family mortgage portfolio. We recognize expected credit losses at the time of loan acquisition.

Freddie Mac 3Q 2021 Form 10-Q	18

Management's Discussion and Analysis	Consolidated Results of Operations

Multifamily
■    YTD 2021 vs. YTD 2020 - A benefit for credit losses in YTD 2021 compared to a provision for credit losses in YTD 2020 driven by improved actual and forecasted economic factors.
Credit Enhancement Expense

Key Drivers:
■    3Q 2021 vs. 3Q 2020 and YTD 2021 vs. YTD 2020 - Increased $119 million and $359 million, respectively, primarily due to higher outstanding cumulative volumes of CRT transactions.
Benefit for (Decrease in) Credit Enhancement Recoveries

Key Drivers:
■    3Q 2021 vs. 3Q 2020 and YTD 2021 vs. YTD 2020 - Decreased $80 million and $1.2 billion, respectively, as a result of the corresponding decrease in expected credit losses.
Other Comprehensive Income (Loss)
Key Drivers:
■    YTD 2021 vs. YTD 2020 - Decreased $1.1 billion primarily due to recognition of realized gains from sales of our available-for-sale securities. YTD 2020 included fair value gains as long-term interest rates declined. We economically hedge our interest rate exposure on investment securities primarily using interest-rate risk management derivatives. The offsetting effects of these derivatives are recognized in derivative gains (losses).

Freddie Mac 3Q 2021 Form 10-Q	19

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 11 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	September 30, 2021	December 31, 2020	$	%
Assets:
Cash and cash equivalents	$9,478	$23,889	($14,411)	(60)%
Securities purchased under agreements to resell	85,315	105,003	(19,688)	(19)
Subtotal	94,793	128,892	(34,099)	(26)
Investment securities, at fair value	56,930	59,825	(2,895)	(5)
Mortgage loans, net	2,733,114	2,383,888	349,226	15
Accrued interest receivable, net	7,490	7,754	(264)	(3)
Derivative assets, net	953	1,205	(252)	(21)
Deferred tax assets, net	6,099	6,557	(458)	(7)
Other assets	38,605	39,294	(689)	(2)
Total assets	$2,937,984	$2,627,415	$310,569	12%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,049	$6,210	($161)	(3)%
Debt	2,895,426	2,592,546	302,880	12
Derivative liabilities, net	389	954	(565)	(59)
Other liabilities	10,809	11,292	(483)	(4)
Total liabilities	2,912,673	2,611,002	301,671	12
Total equity	25,311	16,413	8,898	54
Total liabilities and equity	$2,937,984	$2,627,415	$310,569	12%
Key Drivers:
As of September 30, 2021 compared to December 31, 2020:
■    Cash and cash equivalents and securities purchased under agreements to resell decreased on a combined basis primarily due to a decrease in trust cash driven by lower loan prepayments and a decline in our operating cash due to a lower cash window purchase forecast and continued funding of maturities, calls, and buybacks of debt of Freddie Mac without issuing new debt.
■    Mortgage loans, net and debt increased primarily due to the increase in the size of the single-family mortgage portfolio.
■    Total equity increased primarily due to our net income in YTD 2021 combined with our continued ability to retain earnings as a result of the increases in the applicable Capital Reserve Amount and the resulting changes in our dividend requirement to Treasury on the senior preferred stock.

Freddie Mac 3Q 2021 Form 10-Q	20

Management's Discussion and Analysis	Our Portfolios
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
■ Unsecuritized mortgage loans
● Securitization pipeline and other loans - Single-family and multifamily loans that we have purchased for cash and aggregate on our balance sheet prior to securitization and other multifamily loans we intend to hold for the foreseeable future.
● Loss mitigation loans - Delinquent and modified single-family loans that we have purchased from securitization trusts to facilitate loss mitigation. Certain of these loans have re-performed, either on their own or through modification or other loss mitigation activity.
■ Other - Primarily consists of other mortgage-related guarantees.
The table below presents the UPB of our mortgage portfolio by segment.
Table 12 - Mortgage Portfolio

	September 30, 2021			December 31, 2020
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Securitized mortgage loans:
Held by consolidated trusts	$2,594,246	$16,666	$2,610,912	$2,204,936	$12,305	$2,217,241
Held by nonconsolidated trusts	34,338	358,417	392,755	34,932	331,860	366,792
Total securitized mortgage loans	2,628,584	375,083	3,003,667	2,239,868	344,165	2,584,033
Unsecuritized mortgage loans:
Securitization pipeline and other loans	21,434	18,993	40,427	51,040	33,407	84,447
Loss mitigation loans	22,013	—	22,013	26,303	—	26,303
Total unsecuritized mortgage loans	43,447	18,993	62,440	77,343	33,407	110,750
Other	10,375	10,391	20,766	9,215	10,775	19,990
Total mortgage portfolio	$2,682,406	$404,467	$3,086,873	$2,326,426	$388,347	$2,714,773
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
The table below presents the guarantee portfolio by segment.
Table 13 - Guarantee Portfolio

	September 30, 2021			December 31, 2020
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$2,644,517	$16,676	$2,661,193	$2,273,736	$12,305	$2,286,041
Issued by nonconsolidated trusts	28,525	314,401	342,926	29,300	289,056	318,356
Total guaranteed mortgage-related securities	2,673,042	331,077	3,004,119	2,303,036	301,361	2,604,397
Other	10,375	10,391	20,766	9,215	10,775	19,990
Total guarantee portfolio	$2,683,417	$341,468	$3,024,885	$2,312,251	$312,136	$2,624,387

Freddie Mac 3Q 2021 Form 10-Q	21

Management's Discussion and Analysis	Our Portfolios
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
■ Agency mortgage-related securities - Primarily includes single-family and multifamily Freddie Mac mortgage-related securities, although we may also invest in Fannie Mae and Ginnie Mae mortgage-related securities.
■ Non-agency mortgage-related securities - We continue to own certain non-agency mortgage-related securities that we acquired in prior years. We generally no longer purchase non-agency mortgage-related securities, although we may acquire such securities in connection with our senior subordinate securitization structures backed by seasoned loans.
The table below presents the UPB of our mortgage-related investments portfolio. The balance of our mortgage-related investments portfolio for purposes of the $225 billion FHFA cap and $250 billion Purchase Agreement cap was $126.7 billion as of September 30, 2021, including $12.9 billion representing 10% of the notional amount of the interest-only securities we held as of September 30, 2021.
With respect to the composition of our mortgage-related investments portfolio, FHFA has instructed us to reduce the amount of agency MBS to no more than $20 billion, based on UPB, by June 30, 2022.
Table 14 - Mortgage-Related Investments Portfolio

	September 30, 2021			December 31, 2020
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans:
Securitization pipeline and other loans	$21,434	$18,993	$40,427	$51,040	$33,407	$84,447
Loss mitigation loans	22,013	—	22,013	26,303	—	26,303
Total unsecuritized mortgage loans	43,447	18,993	62,440	77,343	33,407	110,750
Mortgage-related securities:
Agency mortgage-related securities	46,921	3,153	50,074	65,954	4,066	70,020
Non-agency mortgage-related securities	1,169	90	1,259	1,300	114	1,414
Total mortgage-related securities	48,090	3,243	51,333	67,254	4,180	71,434
Mortgage-related investments portfolio	$91,537	$22,236	$113,773	$144,597	$37,587	$182,184
Other Investments Portfolio
Our other investments portfolio, which includes the liquidity and contingency operating portfolio, is primarily used for short-term liquidity management, collateral management, and asset and liability management. The assets in the other investments portfolio are primarily allocated to the Single-family segment.

Freddie Mac 3Q 2021 Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments

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
Segment Net Income (Loss)
(In millions)
Segment Comprehensive Income (Loss)
(In millions)

Freddie Mac 3Q 2021 Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family
Business Results

The graphs, tables, and related discussion below present the business results of our Single-family segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose and Average Guarantee Fee Rate(1) Charged on New Acquisitions
(UPB in billions, guarantee fee rate in bps)
(1)Guarantee fee rate calculation excludes the legislated 10 basis point increase and includes deferred fees recognized over the estimated life of the related loans.
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)

■    3Q 2021 vs. 3Q 2020 and YTD 2021 vs. YTD 2020
●    Our loan purchase and guarantee activity decreased in 3Q 2021 compared to 3Q 2020 due to lower refinance volumes driven by a smaller decrease in mortgage interest rates during 2Q 2021 and 3Q 2021. Our loan purchase and guarantee activity increased in YTD 2021 compared to YTD 2020 due to higher refinance and home purchase volumes driven by more borrowers taking advantage of the low mortgage interest rate environment during YTD 2021. We expect mortgage interest rates to increase for the remainder of 2021 and in 2022 and, as a result, we expect refinance volume to decrease.
●    The average guarantee fee rate charged on new acquisitions increased in the 2021 periods primarily due to the adverse market refinance fee we began to charge in December 2020. In July 2021, FHFA instructed us to eliminate this fee for loan deliveries effective August 1, 2021.
■    In September 2021, certain requirements that were added to the Purchase Agreement pursuant to the January 2021 Letter Agreement related to our cash window activities, acquisitions of single-family loans with certain LTV, DTI, and credit score characteristics at origination, and acquisitions of single-family loans secured by investment properties and second homes were suspended. We will continue to manage these activities in accordance with our risk limits and guidance from FHFA. For additional information, see MD&A – Regulation and Supervision – Legislative and Regulatory Developments – September 2021 Letter Agreement with Treasury.

Freddie Mac 3Q 2021 Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Guarantee Fee Rate(1) Charged on Mortgage Portfolio
(UPB in billions, guarantee fee rate in bps)
(1)Guarantee fee rate calculation excludes the legislated 10 basis point increase. As of September 30, 2021, excludes $48 billion in UPB primarily related to loans that we do not consolidate.
Single-Family Loans
(Loan count in millions)
■    The single-family mortgage portfolio grew $503 billion, or 23%, year-over-year driven by higher new business activity. Additionally, continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.
■    3Q 2021 vs. 3Q 2020 and YTD 2021 vs. YTD 2020 - The average guarantee fee rate charged on the single-family mortgage portfolio increased as older vintages with lower charged guarantee fee rates were replaced by acquisitions of new loans with higher charged guarantee fee rates, including the adverse market refinance fee we began to charge in December 2020. In July 2021, FHFA instructed us to eliminate this fee for loan deliveries effective August 1, 2021.

Freddie Mac 3Q 2021 Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family
CRT Activities

We transfer credit risk on a portion of our single-family mortgage portfolio to the private market, reducing the risk of future losses to us when borrowers default. The graphs below show the issuance amounts associated with CRT transactions for loans in our single-family mortgage portfolio.
UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    The percentage of our single-family acquisitions targeted for CRT transactions (primarily 30-year fixed rate loans with LTV ratios between 60% and 97%) increased to 66% during 3Q 2021 from 61% during 3Q 2020 primarily driven by an increase in the proportion of purchases of 30-year fixed rate loans and a decrease in the proportion of recently acquired loans with lower LTV ratios. The percentage of our single-family acquisitions targeted for CRT transactions in YTD 2021 remained flat at 63% compared to YTD 2020.
■    The UPB of mortgage loans covered by CRT transactions issued during YTD 2021 increased significantly due to the recovery of the CRT markets from the impact of the COVID-19 pandemic and the increase in loan acquisition activity in recent quarters. The related maximum coverage also increased but was proportionally lower than the increase in UPB of mortgage loans covered by CRT transactions due to the improved credit quality of the covered loans, which reduced the amount of credit coverage we required on those loans.
We evaluate and update our CRT strategy as needed depending on our business strategy, market conditions, and regulatory requirements. See MD&A – Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our CRT activities and other credit enhancements.

Freddie Mac 3Q 2021 Form 10-Q	26

Management's Discussion and Analysis	Our Business Segments | Single-Family
Loss Mitigation Activities

The following graph provides details about our completed single-family loan workout activities. The forbearance data included below is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes both loans for which we do not control servicing and loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us.

Completed Loan Workout Activity
(UPB in billions, number of loan workouts in thousands)

293
255
193
$62
$55
133
94
88
73
$42
$28
$20
$19
$16
3Q20
4Q20
1Q21
2Q21
3Q21
YTD20
YTD21
Total single-family loan workouts
Number of loan workouts

■    Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferrals, modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the quarter, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 129,000 loans in active forbearance plans and 11,000 loans in other active loss mitigation activity as of September 30, 2021.
■    Pursuant to FHFA guidance and the CARES Act, we have offered mortgage relief options for borrowers affected by the COVID-19 pandemic. Among other things, we have offered forbearance of up to 18 months to single-family borrowers experiencing a financial hardship, either directly or indirectly, related to the COVID-19 pandemic. We have also offered a payment deferral option that allows a borrower to defer up to 18 months of payments for eligible homeowners who have the financial capacity to resume making their monthly payments, but who are unable to afford the additional monthly contributions required by a repayment plan. The length of available forbearance or payment deferral may be extended or the terms of forbearance or payment deferral revised by further FHFA guidance or federal government regulation.
■    3Q 2021 vs. 3Q 2020 - Our loan workout activity decreased primarily driven by the decrease in completed forbearance plans and payment deferrals related to the COVID-19 pandemic.
■    YTD 2021 vs. YTD 2020 - Our loan workout activity decreased primarily driven by the decrease in completed forbearance plans related to the COVID-19 pandemic, partially offset by the increase of payment deferrals related to the COVID-19 pandemic.
See MD&A - Risk Management for additional information on our loan workout activities.

Freddie Mac 3Q 2021 Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Single-Family
Net Interest Yield and Average Investments Portfolio Balances

Net Interest Yield & Average Investments Portfolio Balances
(Weighted average balance in billions)
■    3Q 2021 vs. 3Q 2020 and YTD 2021 vs. YTD 2020
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
●    The weighted average investments portfolio balance decreased primarily due to a decline in our mortgage-related investments portfolio driven by asset sales to comply with FHFA instructions to reduce our agency MBS portfolio to $50 billion by June 30, 2021 and to reduce our CMO portfolio to zero by June 30, 2021.

Freddie Mac 3Q 2021 Form 10-Q	28

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the components of net income and comprehensive income for our Single-family segment.
Table 15 - Single-Family Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2021	3Q 2020	$	%	YTD 2021	YTD 2020	$	%
Guarantee net interest income	$3,800	$3,026	$774	26%	$11,480	$7,449	$4,031	54%
Investments net interest income	458	832	(374)	(45)	1,707	2,309	(602)	(26)
Income (expense) from hedge accounting	(178)	(690)	512	74	(1,339)	(1,515)	176	12
Net interest income	4,080	3,168	912	29	11,848	8,243	3,605	44
Guarantee income	(20)	40	(60)	(150)	79	82	(3)	(4)
Investment gains (losses), net	(247)	82	(329)	(401)	190	45	145	322
Other income (loss)	148	129	19	15	408	270	138	51
Net revenues	3,961	3,419	542	16	12,525	8,640	3,885	45
Benefit (provision) for credit losses	244	(320)	564	176	1,076	(2,110)	3,186	151
Credit enhancement expense	(371)	(260)	(111)	(43)	(1,057)	(715)	(342)	(48)
Benefit for (decrease in) credit enhancement recoveries	(59)	26	(85)	(327)	(494)	684	(1,178)	(172)
REO operations income (expense)	9	(40)	49	123	(6)	(139)	133	96
Credit-related income (expense)	(177)	(594)	417	70	(481)	(2,280)	1,799	79
Administrative expense	(479)	(513)	34	7	(1,470)	(1,457)	(13)	(1)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(602)	(467)	(135)	(29)	(1,706)	(1,341)	(365)	(27)
Other expense	(170)	(228)	58	25	(551)	(457)	(94)	(21)
Operating expense	(1,251)	(1,208)	(43)	(4)	(3,727)	(3,255)	(472)	(15)
Income (loss) before income tax (expense) benefit	2,533	1,617	916	57	8,317	3,105	5,212	168
Income tax (expense) benefit	(505)	(335)	(170)	(51)	(1,696)	(640)	(1,056)	(165)
Net income (loss)	2,028	1,282	746	58	6,621	2,465	4,156	169
Total other comprehensive income (loss), net of taxes and reclassification adjustments	18	(10)	28	280	(384)	478	(862)	(180)
Comprehensive income (loss)	$2,046	$1,272	$774	61%	$6,237	$2,943	$3,294	112%
Key Business Drivers:
■ 3Q 2021 vs. 3Q 2020 and YTD 2021 vs. YTD 2020
●    Higher net interest income in the 2021 periods primarily due to the continued growth in the single-family mortgage portfolio and higher average guarantee fee rates on this portfolio. Net interest income in YTD 2021 also increased due to higher deferred fee income recognition.
●    Lower credit-related expense in the 2021 periods primarily driven by a higher benefit for credit losses as a result of a credit reserve release due to realized house price appreciation and improving economic conditions, partially offset by higher credit enhancement expense. Credit-related expense in the 2020 periods was primarily driven by the negative economic effects of the COVID-19 pandemic.

Freddie Mac 3Q 2021 Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The graphs, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity and Guarantee Activity

New Business Activity(1)
(In billions)
(1) Includes LIHTC new business activity
Guarantee Activity
(In billions)
■    As of September 30, 2021, the total multifamily new business activity subject to the FHFA 2021 loan purchase cap of $70 billion was $44.7 billion. Approximately 62% of this activity, based on UPB, was mission-driven, affordable housing, with approximately 30% being affordable to renters at or below 60% of AMI, exceeding FHFA's minimum requirements.
■    In October 2021, FHFA announced that the 2022 loan purchase cap for the multifamily business will be $78 billion, up from $70 billion in 2021. FHFA will continue to require at least 50% of the multifamily new business activity to be mission-driven, affordable housing. FHFA has changed certain definitions of mission-driven, affordable housing and, in 2022, such definitions will include loans on affordable units in cost-burdened renter markets and loans to finance energy and water efficiency improvements with units affordable to renters at or below 60% of AMI. In 2022, FHFA also will require at least 25% of the multifamily new business activity to be affordable to renters at or below 60% of AMI, up from 20% in 2021.
■    In September 2021, certain requirements that were added to the Purchase Agreement pursuant to the January 2021 Letter Agreement related to our multifamily loan purchase activity were suspended. For additional information, see MD&A - Regulation and Supervision - Legislative and Regulatory Developments - September 2021 Letter Agreement with Treasury.
■    While broader economic activity and demographic trends have contributed to higher demand for multifamily mortgage financing, our new business activity was lower in YTD 2021 compared to YTD 2020 due to ongoing competition and a reduced FHFA loan purchase cap. We expect our full year 2021 new business activity to reach the $70 billion loan purchase cap.
■    Outstanding commitments, including index lock commitments and commitments to purchase or guarantee multifamily assets, were $25.3 billion and $23.3 billion as of September 30, 2021 and September 30, 2020, respectively, indicating a strong pipeline for the remainder of 2021.
■    Guarantee activity UPB increased in YTD 2021 compared to YTD 2020 primarily due to the securitization of the significant loan purchase activity from 4Q 2020, along with the purchase of a higher volume of floating-rate loans during YTD 2021, which typically have shorter aggregation periods.

Freddie Mac 3Q 2021 Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Portfolio

Mortgage Portfolio
(In billions)
Guarantee Portfolio
(In billions)
■    Our multifamily mortgage and guarantee portfolios increased as of September 30, 2021 compared to December 31, 2020 primarily due to ongoing loan purchase and securitization activities. We expect continued growth in these portfolios during the remainder of 2021 as purchase and securitization activities should outpace loan payoffs.
■    In addition to our multifamily mortgage portfolio, we own equity interests in LIHTC fund partnerships with carrying values totaling $1.5 billion and $1.4 billion as of September 30, 2021 and December 31, 2020, respectively. In September 2021, FHFA announced that Freddie Mac may invest up to $850 million annually in the LIHTC market, an increase from the previous limit of $500 million.

Freddie Mac 3Q 2021 Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Multifamily

CRT Activities

UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    As of September 30, 2021, we had cumulatively transferred a substantial amount of the expected and stressed credit risk on the multifamily guarantee portfolio primarily through subordination in our securitizations. In addition, nearly all of our securitization activities shifted substantially all of the interest rate and liquidity risk associated with the underlying collateral away from Freddie Mac to third-party investors.
■    The UPB of mortgage loans covered by CRT transactions issued during YTD 2021 and the related maximum coverage increased as we securitized the significant loan purchase activity from 4Q 2020 and the first half of 2021.
We evaluate and update our risk transfer strategy as needed depending on our business strategy, market conditions, and regulatory requirements. See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our Multifamily mortgage portfolio.

Freddie Mac 3Q 2021 Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield and Average Investments Portfolio Balances

Net Interest Yield & Average Investments Portfolio Balances
(Weighted average balance in billions)
■    3Q 2021 vs. 3Q 2020 and YTD 2021 vs. YTD 2020
●    Net interest yield increased primarily due to a change in the composition of our investments portfolio as our interest-only securities, which are generally higher yielding investments, represented a larger percentage of our investments portfolio.
●    The weighted average investments portfolio balance decreased as the average unsecuritized mortgage loans balance was lower due to an increase in securitization activity and shorter loan aggregation periods.

Freddie Mac 3Q 2021 Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Multifamily

Mortgage Loans Gains (Losses), Net and Initial Pricing Margin on Commitments

Mortgage Loans Gains (Losses), Net
(In millions)Source of spread data in basis points: Independent dealers.
Initial Pricing Margin on Commitments
(In millions)

5.84%
5.07%
6.38%
5.43%
3.70%
$631
$666
$309
$314
$458
3Q20
4Q20
1Q21
2Q21
3Q21
Initial pricing margin on commitments
Initial pricing margin on commitments (in %)

(Notional in millions) 3Q20 4Q20 1Q21 2Q21 3Q21
New loan commitments for $10,804 $13,127 $4,850 $5,778 $12,353
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
■    Mortgage loans gains, net, decreased during 3Q 2021 compared to 3Q 2020 due to less K Certificate spread tightening and lower initial pricing margin rates on new loan commitments, partially offset by higher gains on floating-rate loan securitizations.
■    While the initial pricing margin rates for new loan commitments decreased year-over-year, these rates remained strong relative to our long-term average rates.

Freddie Mac 3Q 2021 Form 10-Q	34

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of net income and comprehensive income for our Multifamily segment.
Table 16 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2021	3Q 2020	$	%	YTD 2021	YTD 2020	$	%
Guarantee net interest income	$66	$39	$27	69%	$178	$101	$77	76%
Investments net interest income	272	250	22	9	798	774	24	3
Net interest income	338	289	49	17	976	875	101	12
Guarantee income	266	275	(9)	(3)	771	1,079	(308)	(29)
Mortgage loans gains (losses), net	729	1,042	(313)	(30)	2,390	1,213	1,177	97
Other investment gains (losses), net	(99)	(2)	(97)	(4,850)	(353)	(301)	(52)	(17)
Investment gains (losses), net	630	1,040	(410)	(39)	2,037	912	1,125	123
Other income (loss)	52	43	9	21	77	131	(54)	(41)
Net revenues	1,286	1,647	(361)	(22)	3,861	2,997	864	29
Credit-related income (expense)	(17)	(20)	3	15	54	(147)	201	137
Operating expense	(156)	(137)	(19)	(14)	(468)	(395)	(73)	(18)
Income (loss) before income tax (expense) benefit	1,113	1,490	(377)	(25)	3,447	2,455	992	40
Income tax (expense) benefit	(222)	(309)	87	28	(703)	(507)	(196)	(39)
Net income (loss)	891	1,181	(290)	(25)	2,744	1,948	796	41
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(28)	(4)	(24)	(600)	(83)	118	(201)	(170)
Comprehensive income (loss)	$863	$1,177	($314)	(27)%	$2,661	$2,066	$595	29%
Key Business Drivers:
■    3Q 2021 vs. 3Q 2020
●    Higher net interest income was primarily driven by the growth in our PC securitizations.
●    Lower net investment gains primarily due to less K Certificate spread tightening and lower initial pricing margin rates on new loan commitments, partially offset by higher gains on floating-rate loan securitizations.
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
●    Higher net investment gains primarily due to higher gains on floating-rate loan securitizations and K Certificate spread tightening. YTD 2020 included spread-related losses as a result of the market volatility caused by the COVID-19 pandemic.
●    Benefit for credit losses compared to a provision for credit losses driven by improved actual and forecasted economic factors.

Freddie Mac 3Q 2021 Form 10-Q	35

Management's Discussion and Analysis	Risk Management

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
Single-Family Mortgage Credit Risk

Maintaining Prudent Underwriting Standards and Quality Control Practices and Managing Seller/Servicer Performance

Temporary Underwriting Changes Due to COVID-19 Pandemic
We announced temporary changes in our underwriting standards due to the COVID-19 pandemic, which may negatively affect the expected performance of purchased loans that were underwritten under these temporary changes. These temporary changes have either expired or, in certain cases, been made permanent.
The following temporary measures expired during 3Q 2021 and are not applicable to loan applications dated on or after August 11, 2021:
■    Requiring income and asset documentation to be dated closer to the loan closing date in order to verify the most up-to-date information is being used to support the borrower's ability to repay and
■    Establishing underwriting restrictions applicable to a borrower's accounts containing stocks, stock options, and mutual funds due to current market volatility.
For additional information on our temporary underwriting changes in response to COVID-19, see MD&A - Risk Management - Single-Family Mortgage Credit Risk - Maintaining Prudent Underwriting Standards and Quality Control Practices and Managing Seller/Servicer Performance - Temporary Underwriting Changes Due to COVID-19 Pandemic in our 2020 Annual Report and our Form 10-Qs for 1Q 2021 and 2Q 2021.
Also, pursuant to FHFA guidance, we eliminated the 50-basis point adverse market refinance fee for loan deliveries effective August 1, 2021.
Appraisal Waivers
Automated Collateral Evaluation (ACE) waiver usage decreased from 45% of loan purchases during 3Q 2020 to 34% of loan purchases during 3Q 2021 as refinance volume decreased and we restricted eligibility for ACE waivers.

Freddie Mac 3Q 2021 Form 10-Q	36

Management's Discussion and Analysis	Risk Management

Loan Purchase Credit Characteristics
We monitor and evaluate market conditions that could affect the credit quality of our single-family loan purchases. The graphs below show the credit profile of the single-family loans we purchased or guaranteed.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion).

The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 17 - Single-Family New Business Activity

	3Q 2021		3Q 2020		YTD 2021		YTD 2020
(Dollars in billions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
30-year or more amortizing fixed-rate	$245	82%	$264	79%	$762	80%	$560	79%
20-year amortizing fixed-rate	12	4	18	5	47	5	35	5
15-year amortizing fixed-rate	39	13	54	16	136	14	109	15
Adjustable-rate	3	1	1	—	4	1	3	1
Total	$299	100%	$337	100%	$949	100%	$707	100%
Percentage of purchases
DTI ratio > 45%		12%		10%		11%		11%
Original LTV ratio > 90%		14		11		11		12
Original credit score < 680		8		4		6		4
Transaction type:
Cash window		31		62		47		60
Guarantor swap		69		38		53		40
Property type:
Detached single-family houses and townhouses		93		93		93		93
Condominium or co-op		7		7		7		7
Occupancy type:
Primary residence		95		94		94		94
Second home		3		3		3		3
Investment property		2		3		3		3
Loan purpose:
Purchase		44		30		34		30
Cash-out refinance		26		16		23		18
Other refinance		30		54		43		52

Freddie Mac 3Q 2021 Form 10-Q	37

Management's Discussion and Analysis	Risk Management

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
Table 18 - Single-Family Mortgage Portfolio CRT Issuance

	3Q 2021		3Q 2020
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$109,064	$2,257	$152,423	$3,900
Insurance/reinsurance	113,135	2,093	138,633	1,566
Subordination	773	85	4,030	770
Lender risk-sharing	193	193	377	340
Less: UPB with more than one type of CRT	(56,551)	—	(127,414)	(191)
Total CRT Issuance	$166,614	$4,628	$168,049	$6,385

	YTD 2021		YTD 2020
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$386,907	$7,301	$302,676	$8,185
Insurance/reinsurance	410,645	6,374	271,830	2,796
Subordination	3,810	299	5,895	947
Lender risk-sharing	559	559	6,830	919
Less: UPB with more than one type of CRT	(216,386)	—	(277,667)	(769)
Total CRT Issuance	$585,535	$14,533	$309,564	$12,078
(1)    Represents the UPB of the assets included in the associated reference pool or securitization trust, as applicable. Prior periods have been revised to conform to the current period presentation.
(2)    For STACR transactions, represents the balance held by third parties at issuance. For insurance/reinsurance transactions, represents the aggregate limit of insurance purchased from third parties at issuance. For subordination, represents the UPB of the securities that are held by third parties at issuance and are subordinate to the securities we guarantee. For lender risk-sharing, represents the amount of loss recovery that is available subject to the terms of counterparty agreements at issuance.
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our single-family mortgage portfolio.
Table 19 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	September 30, 2021
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$528,184	20%	$130,218
STACR	918,667	34	30,737
Insurance/reinsurance	945,982	35	15,652
Subordination	39,180	1	6,203
Lender risk-sharing	4,815	—	4,377
Other	165	—	162
Less: UPB with multiple credit enhancements and other reconciling items(4)	(1,092,277)	(40)	—
Single-family mortgage portfolio - credit-enhanced	1,344,716	50	187,349
Single-family mortgage portfolio - non-credit-enhanced	1,337,690	50	—
Total	$2,682,406	100%	$187,349
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2021 Form 10-Q	38

Management's Discussion and Analysis	Risk Management

	December 31, 2020
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$472,881	20%	$116,973
STACR	853,733	37	29,665
Insurance/reinsurance	876,815	38	11,586
Subordination	44,170	2	6,182
Lender risk-sharing	5,731	—	4,831
Other	374	—	371
Less: UPB with multiple credit enhancements and other reconciling items(4)	(1,101,461)	(47)	—
Single-family mortgage portfolio - credit-enhanced	1,152,243	50	169,608
Single-family mortgage portfolio - non-credit-enhanced	1,174,183	50	N/A
Total	$2,326,426	100%	$169,608
(1)    Represents the current UPB of the assets included in the associated reference pool or securitization trust, as applicable. Prior periods have been revised to conform to the current period presentation.
(2)    For STACR transactions, represents the outstanding balance held by third parties. For insurance/reinsurance transactions, represents the remaining aggregate limit of insurance purchased from third parties. For subordination, represents the outstanding UPB of the securities that are held by third parties and are subordinate to the securities we guarantee. For lender risk-sharing, represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements.
(3)    Amounts exclude certain loans for which we do not control servicing, as the coverage information for these loans is not readily available to us.
(4)    Other reconciling items primarily include timing differences in reporting cycles between the UPB of certain CRT transactions and the UPB of the underlying loans.
Our maximum coverage as a percentage of the UPB associated with credit-enhanced loans decreased to 14% as of September 30, 2021 from 15% as of December 31, 2020.
Credit Enhancement Coverage Characteristics
The table below provides the serious delinquency rates for the credit-enhanced and non-credit-enhanced loans in our single-family mortgage portfolio. The credit-enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit enhancements.
Table 20 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	September 30, 2021		December 31, 2020
(% of portfolio based on loan UPB)(1)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
Credit-enhanced
Primary mortgage insurance	20%	2.16%	21%	3.77%
CRT and other	44	1.65	41	3.22
Non-credit-enhanced	50	1.20	50	2.13
Total	N/A	1.46	N/A	2.64
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
The table below provides information on the amount of credit enhancement coverage by year of origination associated with loans in our single-family mortgage portfolio.
Table 21 - Credit Enhancement Coverage by Year of Origination

	September 30, 2021		December 31, 2020
(Dollars in millions)	UPB	% of UPB with Credit Enhancement	UPB	% of UPB with Credit Enhancement
Year of Loan Origination
2021	$813,611	28%	N/A	N/A
2020	916,836	63	$971,092	36%
2019	177,485	72	276,302	73
2018	74,652	78	118,668	80
2017	98,656	72	147,856	75
2016 and prior	601,166	47	812,508	49
Total	$2,682,406	50	$2,326,426	50

Freddie Mac 3Q 2021 Form 10-Q	39

Management's Discussion and Analysis	Risk Management

The following table provides information on the characteristics of the loans in our single-family mortgage portfolio without credit enhancement.
Table 22 - Single-Family Mortgage Portfolio Without Credit Enhancement(1)

	September 30, 2021		December 31, 2020
(Dollars in millions)	UPB	% of Portfolio	UPB	% of Portfolio
Low current LTV ratio(1)(2)	$966,974	36%	$784,150	34%
Short-term(1)(3)	65,464	2	81,681	3
Pre-CRT program inception(1)(4)	4,445	—	11,327	—
CRT pipeline(1)(5)	285,026	11	276,611	12
Other(1)(6)	15,781	1	20,414	1
Single-family mortgage portfolio - non-credit-enhanced	$1,337,690	50%	$1,174,183	50%
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
Table 23 - Details of Single-Family Credit Enhancement Costs, Investment Gains (Losses), and Recoveries

(In millions)	3Q 2021	3Q 2020	YTD 2021	YTD 2020
Credit enhancement costs:
Credit enhancement expense	($371)	($260)	($1,057)	($715)
Interest expense related to CRT debt	(129)	(165)	(404)	(579)
Less: estimated reinvestment income from proceeds of CRT debt issuance	12	9	37	68
Single-family credit enhancement costs	($488)	($416)	($1,424)	($1,226)
Credit enhancement investment gains (losses):
CRT derivatives gains (losses)	$1	$32	13	$132
CRT debt gains (losses)	(50)	(35)	(14)	448
Single-family credit enhancement investment gains (losses)(1)	($49)	($3)	($1)	$580
Single-family benefit for (decrease in) credit enhancement recoveries(1)	($59)	$26	($494)	$684
(1)Recoveries collected under freestanding credit enhancements and write-offs of CRT debt were less than $1 million during 3Q 2021, compared to $5 million during 3Q 2020. Recoveries collected under freestanding credit enhancements and write-offs of CRT debt were $5 million during YTD 2021, compared to $13 million during YTD 2020.
The table below presents the details of the credit enhancement recovery receivables we have recognized within other assets on our condensed consolidated balance sheet.
Table 24 - Single-Family Credit Enhancement Receivables

(In millions)	September 30, 2021	December 31, 2020
Freestanding credit enhancement expected recovery receivables, net of allowance	$150	$653
Primary mortgage insurance receivables(1), net of allowance	71	74
Total credit enhancement receivables	$221	$727
(1)Excludes $433 million and $444 million of deferred payment obligations associated with unpaid claim amounts as of September 30, 2021 and December 31, 2020, respectively. We have reserved for substantially all of these unpaid amounts as collectability is uncertain.

Freddie Mac 3Q 2021 Form 10-Q	40

Management's Discussion and Analysis	Risk Management

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
Loan Characteristics
The table below contains details of the characteristics of the loans in our single-family mortgage portfolio.
Table 25 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	September 30, 2021
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Single-family mortgage portfolio year of origination:
2021	$814	754	752	71%	66%	—%	—%
2020	917	760	766	71	58	—	—
2019	177	746	751	76	57	—	—
2018	75	736	736	76	53	—	—
2017	99	741	746	75	47	—	—
2016 and prior	600	737	751	75	37	—	3
Total	$2,682	751	756	72	55	—	1

	December 31, 2020
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Alt-A %
Single-family mortgage portfolio year of origination:
2020	$971	760	758	71%	68%	—%	—%
2019	276	747	754	77	67	—	—
2018	119	739	739	77	62	—	—
2017	148	742	747	75	56	—	—
2016	187	748	758	73	49	—	—
2015 and prior	625	737	750	75	41	—	3
Total	$2,326	749	754	74	58	—	1
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
Table 26 - Single-Family Mortgage Portfolio Attribute Combinations

	September 30, 2021
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
(Original credit score)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified(2)
< 620	0.8%	7.40%	0.2%	12.84%	—%	NM	—%	NM	—%	NM	1.0%	8.36%	9.0%
620 to 679	4.5	4.06	2.1	4.02	0.3	3.37%	0.1	3.90%	—	NM	7.0	4.04	4.1
≥ 680	52.3	1.08	32.7	1.04	5.1	0.64	1.8	0.29	—	NM	91.9	1.04	0.6
Not available	0.1	7.34	—	NM	—	NM	—	NM	—	NM	0.1	7.71	18.1
Total	57.7%	1.53	35.0%	1.36	5.4%	0.94	1.9%	0.66	—%	NM	100.0%	1.46	1.1
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2021 Form 10-Q	41

Management's Discussion and Analysis	Risk Management

	December 31, 2020
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
(Original credit score)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified(2)
< 620	0.9%	9.27%	0.3%	14.96%	0.1%	18.74%	—%	NM	—%	NM	1.3%	11.00%	10.2%
620 to 679	4.2	5.93	2.5	7.93	0.5	8.17	0.1	7.92%	—	NM	7.3	6.64	7.1
≥ 680	45.4	1.83	34.5	2.31	8.9	2.37	2.4	0.96	0.1	12.56%	91.3	2.00	0.6
Not available	0.1	7.96	—	NM	—	NM	—	NM	—	NM	0.1	8.79	16.9
Total	50.6%	2.46	37.3%	2.94	9.5%	2.90	2.5%	1.69	0.1%	18.11	100.0%	2.64	1.4
(1)     NM - not meaningful due to the percentage of the portfolio rounding to zero.
(2)     Primarily includes loans modified through the Freddie Mac Flex Modification program.
In September 2021, the Purchase Agreement limit on our acquisitions of single-family loans with certain LTV, DTI, and credit score characteristics at origination was suspended. For additional information, see MD&A - Regulation and Supervision - Legislative and Regulatory Developments - September 2021 Letter Agreement with Treasury.
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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family mortgage portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $0.6 billion and $0.7 billion of security collateral underlying our other securitization products at September 30, 2021 and December 31, 2020, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, part of our relief refinance initiative or part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller or servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to September 30, 2021, we have purchased approximately $36.4 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio.
The table below contains information on Alt-A loans in our single-family mortgage portfolio.
Table 27 - Alt-A Loans in Our Single-Family Mortgage Portfolio

	September 30, 2021				December 31, 2020
(Dollars in billions)	UPB	CLTV	% Modified(1)	SDQ Rate	UPB	CLTV	% Modified(1)	SDQ Rate
Alt-A	$16.1	48%	13.4%	7.93%	$18.4	55%	14.7%	10.66%
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

Freddie Mac 3Q 2021 Form 10-Q	42

Management's Discussion and Analysis	Risk Management

The table below summarizes the concentration by geographic area of our single-family mortgage portfolio. While our portfolio is diversified geographically, the economic effects of the COVID-19 pandemic may be disproportionately concentrated in certain geographic regions or areas. See Note 16 for more information about credit risk associated with loans that we hold or guarantee.
Table 28 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	September 30, 2021			December 31, 2020			YTD 2021(1)		YTD 2020(1)
(Dollars in billions)	Portfolio UPB(2)	% of Portfolio	SDQ Rate	Portfolio UPB(2)	% of Portfolio	SDQ Rate	Credit Losses Amount	% of Credit Losses(3)	Credit Losses Amount	% of Credit Losses
Region:(4)
West	$831	31%	1.24%	$720	31%	2.41%	$—	NM	$—	5%
Northeast	636	24	1.82	549	24	3.16	—	NM	0.1	40
North Central	401	15	1.23	357	15	2.06	—	NM	0.1	27
Southeast	436	16	1.57	375	16	2.95	—	NM	0.1	18
Southwest	378	14	1.41	325	14	2.59	—	NM	—	10
Total	$2,682	100%	1.46	$2,326	100%	2.64	$—	NM	$0.3	100%
State:
California	$486	18%	1.36	$424	18%	2.64	$—	NM	$—	4%
Texas	167	6	1.62	145	6	3.11	—	NM	—	3
Florida	159	6	1.83	135	6	3.70	—	NM	—	10
New York	116	4	2.75	103	4	4.56	—	NM	—	12
Illinois	106	4	1.88	96	4	2.96	—	NM	0.1	14
All other	1,648	62	1.31	1,423	62	2.34	—	NM	0.2	57
Total	$2,682	100%	1.46	$2,326	100%	2.64	$—	NM	$0.3	100%
(1)Excludes credit losses related to charge-offs of accrued interest receivables.
(2)Excludes $458 million and $505 million in UPB of loans underlying certain securitization products for which data was not available as of September 30, 2021 and December 31, 2020, respectively.
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
Table 29 - Credit Quality Characteristics of Our Single-Family Loans in Forbearance That Are Past Due(1)

	September 30, 2021		December 31, 2020
(Dollars in billions)	UPB	% of Total	UPB	% of Total
Current LTV ratio(2):
≤ 60	$17.2	62%	$29.4	49%
> 60 to 80	9.4	34	23.7	39
> 80 to 100	1.1	4	6.9	11
> 100	0.1	—	0.3	1
Total	$27.8	100%	$60.3	100%
(1)Excludes certain loans for which we do not control servicing and loans underlying certain legacy transactions, as the forbearance information for these loans is either not reported to us by the servicers or is otherwise not readily available to us. These loans represented approximately 1.7% and 2.0% of the single-family mortgage portfolio as of September 30, 2021 and December 31, 2020, respectively.
(2)The weighted average current LTV ratio for our single-family loans in forbearance that were past due based on the loan's original contractual terms was 54% and 59% as of September 30, 2021 and December 31, 2020, respectively.

Freddie Mac 3Q 2021 Form 10-Q	43

Management's Discussion and Analysis	Risk Management

The table below presents payment status information of our single-family loans in forbearance based on the loans' original contractual terms.
Table 30 - Single-Family Loans in Forbearance Plans by Payment Status(1)

	September 30, 2021
(Dollars in millions)	Current	One Month Past Due	Two Months Past Due	Three Months to Six Months Past Due(2)	Greater Than Six Months Past Due(2)	Total
UPB	$3,856	$2,082	$1,576	$4,681	$19,456	$31,651
Number of loans (in thousands)	19	10	8	22	89	148
As a percentage of our single-family mortgage portfolio(3)	0.15%	0.08%	0.06%	0.17%	0.69%	1.15%

	December 31, 2020
(Dollars in millions)	Current	One Month Past Due	Two Months Past Due	Three Months to Six Months Past Due(2)	Greater Than Six Months Past Due(2)	Total
UPB	$8,907	$5,443	$4,372	$15,366	$35,144	$69,232
Number of loans (in thousands)	44	28	22	75	155	324
As a percentage of our single-family mortgage portfolio(3)	0.37%	0.23%	0.18%	0.63%	1.29%	2.70%
(1)Excludes certain loans for which we do not control servicing and loans underlying certain legacy transactions, as the forbearance information for these loans is either not reported to us by the servicers or is otherwise not readily available to us. These loans represented approximately 1.7% and 2.0% of the single-family mortgage portfolio as of September 30, 2021 and December 31, 2020, respectively.
(2)The UPB of loans in forbearance that were three months or more past due and accruing was $12.3 billion and $42.2 billion as of September 30, 2021 and December 31, 2020, respectively.
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
Table 31 - Accrued Interest Receivable Related to Single-Family Loans in Forbearance(1)

(In millions)	September 30, 2021	December 31, 2020
Accrued interest receivable:
Less than three months past due	$20	$74
Three months to six months past due	56	235
Greater than six months past due(2)	503	911
Accrued interest receivable, gross	579	1,220
Allowance for credit losses	(156)	(138)
Accrued interest receivable, net	$423	$1,082
(1)Excludes certain loans for which we do not control servicing and loans underlying certain legacy transactions, as the forbearance information for these loans is either not reported to us by the servicers or is otherwise not readily available to us. These loans represented approximately 1.7% and 2.0% of the single-family mortgage portfolio as of September 30, 2021 and December 31, 2020, respectively.
(2)98% and 90% of the accrued interest receivable greater than six months past due is related to loans with current LTV ratios that are less than or equal to 80% as of September 30, 2021 and December 31, 2020, respectively.
Prior to expiration of a borrower's forbearance plan, servicers are required to contact the borrower to determine how the payments missed during the forbearance period will be repaid. We require servicers to follow a defined loss mitigation hierarchy to determine which options to offer to borrowers. This hierarchy is based on certain factors, such as the borrowers' delinquency status, reasons for delinquency, loan types, and types of hardships. Borrowers are not required to repay all past due amounts in a single lump sum. Upon expiration of the forbearance plan, borrowers may reinstate the loan or enter into either a

Freddie Mac 3Q 2021 Form 10-Q	44

Management's Discussion and Analysis	Risk Management

repayment plan, a payment deferral, or a trial period plan related to a loan modification. If the borrower is not eligible for any of the home retention options, we may seek to pursue a foreclosure alternative or foreclosure. As a result of loans exiting COVID-19 related forbearance plans through payment deferrals or loan modifications during 3Q 2021 and YTD 2021, we deferred $0.4 billion and $1.0 billion, respectively, of delinquent interest into non-interest-bearing principal balances that are due at the earlier of the payoff date, maturity date, or sale of the property.
The table below presents a summary of single-family loans that received forbearance and were past due based on the loans' original contractual terms at some point during the forbearance period.
Table 32 - Single-Family Loans That Received Forbearance(1)

(Loan count in thousands)	September 30, 2021	December 31, 2020
Active forbearance at end of period	129	280
Forbearance plan exits(2) (from January 1, 2020 to end of period)
Reinstatement(3)	252	189
Pay-off	62	39
Payment deferral	326	166
Other(4)	64	43
Total forbearance plan exits(5)	704	437
Total single-family loans that received forbearance(6) (from January 1, 2020 to end of period)	833	717
(1)Excludes certain loans for which we do not control servicing and loans underlying certain legacy transactions, as the forbearance information for these loans is either not reported to us by the servicers or is otherwise not readily available to us. These loans represented approximately 1.7% and 2.0% of the single-family mortgage portfolio as of September 30, 2021 and December 31, 2020, respectively.
(2)Represents the exit path the borrower took upon exit from the forbearance plan, which could be during or at the end of the forbearance period.
(3)Includes forbearance plans where the borrower brought the mortgage current during forbearance.
(4)Primarily includes forbearance plans where the borrowers remained delinquent and the exit paths were not determined at the end of the forbearance periods. Also includes other exit paths such as repayment plans, modifications, and foreclosure alternatives.
(5)87% and 83% of loans that received and subsequently exited forbearance were current, paid off, or sold as of September 30, 2021 and December 31, 2020, respectively.
(6)Based on number of forbearance plans. A loan may have received more than one forbearance plan during the period.
Allowance for Credit Losses
The table below summarizes our single-family allowance for credit losses activity.
Table 33 - Single-Family Allowance for Credit Losses Activity

(Dollars in millions)	3Q 2021	3Q 2020	YTD 2021	YTD 2020
Beginning balance	$5,513	$6,916	$6,353	$5,233
Provision (benefit) for credit losses	(244)	320	(1,076)	2,110
Charge-offs	(288)	(122)	(729)	(407)
Recoveries collected	43	41	150	165
Other	268	39	594	93
Ending balance	$5,292	$7,194	$5,292	$7,194

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$4,490	$6,647
Advances of pre-foreclosure costs	592	383
Accrued interest receivable on mortgage loans	157	107
Off-balance-sheet credit exposures	53	57
Total	$5,292	$7,194

As a percentage of our single-family mortgage portfolio	0.20%	0.33%

Freddie Mac 3Q 2021 Form 10-Q	45

Management's Discussion and Analysis	Risk Management

Credit Losses and Recoveries
The table below contains certain credit performance metrics for our single-family mortgage portfolio. Credit losses increased year-over-year as charge-offs of accrued interest receivable increased. Other credit losses were insignificant in the 2021 periods as a result of the foreclosure moratorium that remained in effect through July 31, 2021. After July 31, 2021, servicers implemented foreclosure regulations issued by the CFPB on June 28, 2021. It is likely that we will incur additional costs in future periods, such as higher property preservation and maintenance expenses, due to the foreclosure moratorium and the foreclosure regulations newly issued by the CFPB as borrowers may remain delinquent for an extended period of time.
Table 34 - Single-Family Mortgage Portfolio Credit Performance Metrics

(Dollars in millions)	3Q 2021	3Q 2020	YTD 2021	YTD 2020
Charge-offs	$288	$122	$729	$407
Recoveries collected(1)	(43)	(41)	(150)	(165)
Charge-offs, net	245	81	579	242
REO operations expense (income)	(9)	40	6	139
Total credit losses	$236	$121	$585	$381
Total credit losses (in bps)	3.5	2.3	3.0	2.9
(1)Includes cash, REO, or other assets such as receivables from primary mortgage insurance.
TDRs and Non-Accrual Loan Activity
Single-family loans that have been modified or placed on non-accrual status generally have a higher associated allowance for credit losses.
The table below presents information about the UPB of single-family TDR loans and non-accrual loans on our condensed consolidated balance sheets.
Table 35 - Single-Family TDR and Non-Accrual Loans

	September 30, 2021			December 31, 2020
(Dollars in millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total
UPB:
TDRs on accrual status	$24,861	$2,779	$27,640	$28,547	$4,293	$32,840
Non-accrual loans	18,985	3,840	22,825	13,679	5,020	18,699
Total TDRs and non-accrual loans	$43,846	$6,619	$50,465	$42,226	$9,313	$51,539

Non-accrual loans as a percentage of total loans outstanding(1)			0.85%			0.80%
Allowance for credit losses as a percentage of non-accrual loans(2)			23.19			33.98
(1)Represents the total UPB of single-family non-accrual loans as a percentage of the total UPB of the single-family mortgage portfolio as of period end.
(2)Represents the total allowance for credit losses as a percentage of the total UPB of single-family non-accrual loans as of period end.
The table below presents information about the foregone interest income of single-family TDR loans and non-accrual loans.
Table 36 - Foregone Interest Income on Single-Family TDRs and Non-Accrual Loans

	3Q 2021(1)			3Q 2020(1)
(In millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total
Interest on TDRs and non-accrual loans:
At original contractual rates	$540	$98	$638	$549	$157	$706
Recognized	(296)	(39)	(335)	(343)	(68)	(411)
Foregone interest income on TDRs and non-accrual loans(2)	$244	$59	$303	$206	$89	$295
Referenced footnotes are included after the next table.

Freddie Mac 3Q 2021 Form 10-Q	46

Management's Discussion and Analysis	Risk Management

	YTD 2021(1)			YTD 2020(1)
(In millions)	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total	Mortgage Loans Held-for-Investment	Mortgage Loans Held-for-Sale	Total
Interest on TDRs and non-accrual loans:
At original contractual rates	$1,641	$275	$1,916	$1,471	$471	$1,942
Recognized	(965)	(107)	(1,072)	(1,001)	(236)	(1,237)
Foregone interest income on TDRs and non-accrual loans(2)	$676	$168	$844	$470	$235	$705
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
The table below summarizes the UPB of single-family held-for-investment TDR loan activity.
Table 37 - Single-Family TDR Loan Activity

	September 30, 2021		September 30, 2020
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
Beginning balance, as of January 1	229,277	$32,676	249,182	$35,623
New additions(1)	12,462	2,059	21,176	3,654
Repayments and reclassifications to held-for-sale	(33,989)	(5,645)	(32,480)	(5,172)
Foreclosure sales and foreclosure alternatives	(1,723)	(322)	(1,446)	(226)
Ending balance, as of September 30	206,027	$28,768	236,432	$33,879
(1)Includes certain bankruptcy events and forbearance plans, repayment plans, payment deferrals, and modification activities that do not qualify for the temporary relief related to TDRs provided by the CARES Act, based on servicer reporting at the time of the TDR event.
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

Freddie Mac 3Q 2021 Form 10-Q	47

Management's Discussion and Analysis	Risk Management

Our single-family serious delinquency rate decreased to 1.46% as of September 30, 2021, compared to 3.04% as of September 30, 2020, driven by an increase in the number of borrowers exiting forbearance and completing loan workout solutions that returned their mortgages to current status. In addition, 54% of the seriously delinquent loans at September 30, 2021 were covered by credit enhancements that may partially reduce our credit risk exposure to these loans. See Note 4 for additional information on the payment status of our single-family mortgage loans.
Engaging in Loss Mitigation Activities

We offer a variety of borrower assistance programs, including loan workout activities for struggling borrowers. Our loan workouts include both home retention options and foreclosure alternatives. We also engage in transfers of servicing for, and sales of, certain seriously delinquent and reperforming loans.
Loan Workout Activities
Pursuant to FHFA guidance and the CARES Act, we have offered mortgage payment relief options to borrowers affected by the COVID-19 pandemic. Among other things, we have offered forbearance of up to 18 months to single-family borrowers experiencing a financial hardship and a payment deferral option that allows a borrower to defer up to 18 months of payments for eligible homeowners who have the financial capacity to resume making their monthly payments, but who are unable to afford the additional monthly contributions required by a repayment plan. The types of loss mitigation options available to borrowers impacted by the COVID-19 pandemic may be revised by further FHFA guidance or federal government regulation.
The volume of our foreclosure alternatives remained insignificant in recent periods. The volume of foreclosures in YTD 2021 declined year-over-year, primarily due to the foreclosure moratorium that remained in effect through July 31, 2021. After July 31, 2021, servicers implemented foreclosure regulations issued by the CFPB on June 28, 2021.
The following graphs provide details about our single-family loan workout activities and foreclosure sales. In prior periods, payment deferrals were included in the loan modification category, as such amounts were not significant. Prior periods have been revised to conform to the current period presentation.
Home Retention Actions(1)
(In thousands)

194
133
94
88
73
292
255
94
94
52
74
38
50
27
55
21
45
176
95
86
150
2
4
3
4
2
4
1
5
7
6
15
3
16
3Q20
4Q20
1Q21
2Q21
3Q21
YTD20
YTD21
Forbearance plans
Repayment plans
Payment deferrals
Loan modifications
Total

(1)Forbearance plans in this graph only include those where borrowers fully reinstated the loan to current status during or at the end of the forbearance period.
Foreclosure Alternatives and Foreclosure Sales
(In thousands)

Freddie Mac 3Q 2021 Form 10-Q	48

Management's Discussion and Analysis	Risk Management

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
Certain seriously delinquent loans may reperform, either on their own or through modification. In addition to sales of seriously delinquent loans, we securitize certain reperforming loans, which typically involves securitization of the loans using our senior subordinate securitization structures or Level 1 Securitization Products, depending on market conditions, business strategy, credit risk considerations, and operational efficiency. As with sales of seriously delinquent loans, FHFA required that future securitizations of such reperforming loans include requirements regarding compliance with Section 4022 of the CARES Act (which is applicable for loans purchased or securitized by Freddie Mac) and that the servicers adhere to any existing and future foreclosure or eviction moratoria related to the COVID-19 pandemic that have been imposed by FHFA or by federal legislation applicable to single-family loans that are owned or securitized by Freddie Mac. Of the $7.1 billion in UPB of single-family loans classified as held-for-sale at September 30, 2021, $3.7 billion related to loans that were seriously delinquent.
The table below presents the UPB of our single-family sales and securitization of seasoned loans.
Table 38 - Single-Family Sales and Securitization of Seasoned Loans

(In millions)	3Q 2021	3Q 2020	YTD 2021	YTD 2020
Seriously delinquent loans	$156	$—	$156	$296
Reperforming loans	773	4,329	4,197	6,194
Total	$929	$4,329	$4,353	$6,490
Managing Foreclosure and REO Activities

Pursuant to FHFA guidance and the CARES Act, we were required to suspend COVID-19-related foreclosures, other than for vacant or abandoned properties, until July 31, 2021, and COVID-19-related REO evictions until September 30, 2021. As a result of these suspensions, our REO ending inventory declined year-over-year. After July 31, 2021, servicers implemented foreclosure regulations issued by the CFPB on June 28, 2021.
The table below shows our single-family REO activity.
Table 39 - Single-Family REO Activity

	3Q 2021		3Q 2020		YTD 2021		YTD 2020
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	1,477	$159	2,812	$330	1,766	$199	4,989	$565
Additions	431	44	356	27	1,160	105	1,987	178
Dispositions	(461)	(43)	(1,126)	(121)	(1,479)	(144)	(4,934)	(507)
Ending balance — REO	1,447	160	2,042	236	1,447	160	2,042	236
Beginning balance, valuation allowance		(1)		(8)		(1)		(10)
Change in valuation allowance		—		6		—		8
Ending balance, valuation allowance		(1)		(2)		(1)		(2)
Ending balance — REO, net		$159		$234		$159		$234

Freddie Mac 3Q 2021 Form 10-Q	49

Management's Discussion and Analysis	Risk Management

Multifamily Mortgage Credit Risk

Maintaining Prudent Underwriting Standards

We use a prior approval underwriting approach for multifamily loans, completing our own underwriting and credit review for each new loan prior to purchase. This helps us maintain credit discipline throughout the process. Our underwriting standards focus on the LTV ratio and DSCR, which estimates a borrower's ability to repay the loan using the secured property's cash flows, after expenses. Our standards define maximum LTV ratios and minimum DSCRs that vary based on the characteristics and features of the loan. Changes in market conditions can affect the credit quality of our multifamily loan purchases and/or guarantees. Notwithstanding the effects of the COVID-19 pandemic on the multifamily market and broader economic environment, the credit quality of our multifamily loan purchases and guarantees remained consistent with prior periods.
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
In June 2020, in coordination with FHFA, we announced several supplemental forbearance relief options that servicers may use to assist borrowers who have a forbearance plan in place and continue to be materially affected by the COVID-19 pandemic. These supplemental relief options extend most of the original tenant protections and provide increased flexibility to tenants, including allowing the repayment of past due rent over time and not in a lump sum. The deadline for borrowers to request a new COVID-19 forbearance agreement or supplemental relief has been extended until otherwise instructed by FHFA. Beginning in January 2021, as a condition of obtaining forbearance relief, a borrower's loan may not have been more than 30 days past due during the loan term.
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

Freddie Mac 3Q 2021 Form 10-Q	50

Management's Discussion and Analysis	Risk Management

The following table summarizes the current quarter's activity of loans in our COVID-19 forbearance program, which includes both the forbearance period and the repayment period.
Table 40 - Multifamily Loans That Received Forbearance(1)

	3Q 2021
(Dollars in millions)	UPB	Loan Count
Total multifamily loans in a forbearance program, beginning of period	$5,099	747
New loans entering forbearance program	326	23
Active forbearance paydowns	6	—
Total loans exiting forbearance program(2)	3,555	566
Total multifamily loans in a forbearance program	$1,864	204
(1)    Excludes loans granted forbearance outside of our COVID-19 forbearance program. These loans represented less than 0.1% of the multifamily mortgage portfolio as of September 30, 2021.
(2)    Approximately 99% of loans exited our COVID-19 forbearance program through full repayment of the forborne amounts or loan payoff.
Of the loans in our COVID-19 forbearance program as of September 30, 2021, 67%, based on UPB, are in securitizations with first loss credit protection provided by subordination. The weighted average subordination level of securitizations with subordination that have loans in forbearance was 14%. 16% of the loans in our COVID-19 forbearance program are scheduled to mature prior to 2023.
Since the inception of our COVID-19 forbearance program, 75% of loans, based on UPB, that received relief have exited forbearance through full repayment of the forborne amounts, while 19% remain active in either their forbearance or repayment periods. The remaining percentage exited our forbearance program through either delinquency or a third-party modification program.
Monitoring Loan Performance and Characteristics

Allowance for Credit Losses
The following table summarizes the allowance for credit losses recorded on our multifamily mortgage loans held-for-investment and our off-balance sheet credit exposures.
Table 41 - Multifamily Allowance for Credit Losses Activity

(In millions)	3Q 2021	3Q 2020	YTD 2021	YTD 2020
Beginning balance	$96	$216	$200	$68
Provision (benefit) for credit losses	1	7	(103)	155
Ending balance	$97	$223	$97	$223

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$41	$126
Off-balance sheet credit exposures	56	97
Total	$97	$223
Our multifamily credit losses remain low due to the property performance of the loans underlying our multifamily mortgage portfolio. See Note 7 for additional information regarding our multifamily credit losses and allowance for credit losses.
Transferring Credit Risk to Third-Party Investors

To reduce our credit risk exposure, we engage in a variety of CRT activities; however, securitizations remain our principal risk transfer mechanism. Through securitizations, we have transferred a substantial amount of the expected and stressed credit risk on the multifamily guarantee portfolio, thereby reducing our overall credit risk exposure.

Freddie Mac 3Q 2021 Form 10-Q	51

Management's Discussion and Analysis	Risk Management

Multifamily Mortgage Portfolio CRT Issuance
The table below provides the UPB of the mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions.
Table 42 - Multifamily Mortgage Portfolio CRT Issuance

	3Q 2021		3Q 2020		YTD 2021		YTD 2020
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Subordination	$13,192	$938	$19,541	$1,571	$51,235	$3,908	$40,825	$3,760
SCR	4,083	233	—	—	8,935	509	—	—
Insurance/reinsurance	—	—	2,646	65	—	—	2,646	65
Lender risk-sharing	1,015	110	1,378	198	1,015	110	1,378	198
Total CRT Issuance	$18,290	$1,281	$23,565	$1,834	$61,185	$4,527	$44,849	$4,023
(1)    Represents the UPB of the assets included in the associated reference pool or securitization trust, as applicable.
(2) For subordination, represents the UPB of the securities that are held by third parties at issuance and are subordinate to the securities we guarantee. For SCR transactions, represents the UPB of securities held by third parties at issuance. For insurance/reinsurance transactions, represents the aggregate limit of insurance purchased from third parties at issuance. For lender risk-sharing, represents the amount of loss recovery that is available subject to the terms of counterparty agreements at issuance.
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we obtain various forms of credit protection in connection with the acquisition, guarantee, or securitization of a loan or group of loans, our principal credit enhancement type is subordination, which is created through our securitization transactions. As of September 30, 2021 and December 31, 2020, our maximum coverage provided by subordination in nonconsolidated VIEs was $44.0 billion and $42.8 billion, respectively. See Note 8 for additional information on our credit enhancements.
The table below presents the UPB, delinquency rates, and forbearance rates for both credit-enhanced and non-credit-enhanced loans underlying our multifamily mortgage portfolio.
Table 43 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	September 30, 2021			December 31, 2020
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate(1)(2)	UPB	Delinquency Rate	Forbearance Rate(1)(2)
Credit-enhanced:
Subordination	$355,710	0.12%	0.35%	$328,897	0.18%	1.99%
Other	23,955	0.19	1.01	17,352	0.17	2.73
Total credit-enhanced	379,665	0.13	0.39	346,249	0.18	2.03
Non-credit-enhanced	24,802	0.04	1.52	42,098	0.02	1.83
Total	$404,467	0.12	0.46	$388,347	0.16	2.01
(1)    Excludes loans granted forbearance outside of our COVID-19 forbearance program. These loans represented less than 0.1% of the multifamily mortgage portfolio as of September 30, 2021 and December 31, 2020.
(2)    Forbearance rate includes loans in a forbearance program, including loans in their repayment period.
The following table provides information on the level of subordination outstanding for our securitizations with subordination.
Table 44 - Level of Subordination Outstanding

	September 30, 2021			December 31, 2020
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate	UPB	Delinquency Rate	Forbearance Rate
Less than 10%	$97,876	—%	0.02%	$53,220	0.04%	0.15%
10% or greater	257,834	0.17	0.48	275,677	0.20	2.35
Total	$355,710	0.12	0.35	$328,897	0.18	1.99
Weighted average subordination level	13%			13%

Freddie Mac 3Q 2021 Form 10-Q	52

Management's Discussion and Analysis	Risk Management

The table below contains details on the loans underlying our multifamily mortgage portfolio that are not credit-enhanced.
Table 45 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	September 30, 2021			December 31, 2020
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate	UPB	Delinquency Rate	Forbearance Rate
Unsecuritized loans:
Held-for-sale	$8,697	0.11%	1.28%	$21,794	0.04%	0.85%
Held-for-investment	6,872	—	—	8,655	—	1.40
Securitization products	7,315	—	3.60	6,711	—	6.84
Other mortgage-related guarantees	1,918	—	0.17	4,938	—	0.07
Total	$24,802	0.04	1.52	$42,098	0.02	1.83
Counterparty Credit Risk

We are exposed to counterparty credit risk, which is a type of institutional credit risk, as a result of our contracts with sellers and servicers, credit enhancement providers, financial intermediaries, clearinghouses, and other counterparties, as well as through our guarantees of Fannie Mae securities underlying commingled resecuritization transactions.
As of September 1, 2021, Freddie Mac is subject to new initial margin requirements for OTC derivative transactions, which are expected to reduce our counterparty credit risk exposure. As of September 30, 2021, the new initial margin requirements did not have a significant impact on our collateral posting arrangements.
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
The table below shows the concentration of non-depository sellers of our single-family mortgage portfolio.
Table 46 - Single-Family Mortgage Portfolio Non-Depository Sellers

	3Q 2021	3Q 2020	YTD 2021	YTD 2020
	% of Portfolio		% of Portfolio
Top five non-depository sellers	31%	26%	30%	24%
Other non-depository sellers	40	40	41	38
Total	71%	66%	71%	62%
The table below shows the concentration of non-depository servicers of our single-family mortgage portfolio.
Table 47 - Single-Family Mortgage Portfolio Non-Depository Servicers

	September 30, 2021		December 31, 2020
	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans
Top five non-depository servicers	19%	15%	18%	17%
Other non-depository servicers	35	38	30	28
Total	54%	53%	48%	45%
(1)     Excludes loans where we do not exercise control over the associated servicing.
Multifamily
The majority of our multifamily loans are securitized using trusts that are administered by master servicers who bear responsibility to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. For the majority of our K Certificate securitizations, we utilize one of three large financial depository institutions as master servicer. For SB Certificate securitizations and a smaller number of K Certificate securitizations, we serve as master servicer. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed non-recoverable. For loans purchased and held in our mortgage-related investments

Freddie Mac 3Q 2021 Form 10-Q	53

Management's Discussion and Analysis	Risk Management

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
The table below summarizes our exposure to single-family mortgage insurers as of September 30, 2021. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.
Table 48 - Single-Family Mortgage Insurers

			September 30, 2021
(In millions)	Credit Rating(1)	Credit Rating Outlook(1)	UPB	Coverage(2)
Arch Mortgage Insurance Company	A	Negative	$102,150	$25,477
Mortgage Guaranty Insurance Corporation (MGIC)	BBB+	Stable	99,719	24,617
Radian Guaranty Inc. (Radian)	BBB+	Stable	95,905	23,027
Essent Guaranty, Inc.	BBB+	Stable	82,110	20,328
Enact(3)	BBB	Stable	81,809	20,199
National Mortgage Insurance (NMI)	BBB	Stable	62,779	15,675
PMI Mortgage Insurance Co. (PMI)	Not Rated	N/A	1,415	355
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	1,054	261
Triad Guaranty Insurance Corporation (Triad)	Not Rated	N/A	673	169
Others	N/A	N/A	570	110
Total			$528,184	$130,218
(1)Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Latest rating available as of September 30, 2021. Represents the lower of S&P and Moody's credit ratings and outlooks stated in terms of the S&P equivalent.
(2)Coverage amounts exclude coverage related to IMAGIN and certain loans for which we do not control servicing, and may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.
(3)Enact was previously known as Genworth Mortgage Insurance Corporation.
The table below displays the concentration of our single-family credit risk exposure to our ACIS counterparties.
Table 49 - Single-Family ACIS Counterparties

	September 30, 2021		December 31, 2020
(Dollars in billions)	Maximum Coverage(1)	% of Total	Maximum Coverage(1)	% of Total
Top five ACIS counterparties	$6.7	45%	$5.3	48%
All other ACIS counterparties	8.4	55	5.8	52
Total	$15.1	100%	$11.1	100%
(1)Represents maximum coverage exclusive of the collateral posted to secure the counterparties' obligations.
As of September 30, 2021 and December 31, 2020, our ACIS counterparties posted collateral of $3.6 billion and $2.4 billion, respectively.

Freddie Mac 3Q 2021 Form 10-Q	54

Management's Discussion and Analysis	Risk Management
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
Beginning in October 2021, we transitioned from LIBOR to SOFR in measuring the company's interest-rate risk. As a result, for periods after September 30, 2021, the measurement of the price sensitivity and valuation of our assets and liabilities will use the SOFR curve instead of the LIBOR yield curve. This change is not expected to have a significant impact on measurement of our interest-rate risk or our financial results.
The following tables provide our duration gap, estimated point-in-time and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The table below also provides PVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.
Table 50 - PVS-YC and PVS-L Results Assuming Shifts of the LIBOR Yield Curve

	September 30, 2021			December 31, 2020
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve, (gains) losses on:(1)
Assets:
Investments	$91	$2,691	$5,789	($286)	$3,700	$7,670
Guarantees(2)	11	(506)	(647)	165	(1,691)	(3,250)
Total Assets	102	2,185	5,142	(121)	2,009	4,420
Liabilities	(5)	(2,582)	(5,491)	(54)	(3,237)	(7,503)
Derivatives	(87)	491	652	185	1,180	2,839
Total	10	94	303	$10	($48)	($244)
PVS	10	94	303	$10	$—	$—
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
(2)Represents the interest-rate risk from our single-family mortgage portfolio, which includes upfront fees (including buy-downs), buy-ups, and float.

Freddie Mac 3Q 2021 Form 10-Q	55

Management's Discussion and Analysis	Risk Management
Table 51 - Duration Gap and PVS Results

	3Q 2021			3Q 2020
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.1	$12	$77	0.7	$11	$105
Minimum	(1.2)	—	—	(0.1)	—	—
Maximum	0.9	45	147	1.5	29	257
Standard deviation	0.5	9	33	0.3	7	65

	YTD 2021			YTD 2020
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.3	$9	$52	0.5	$11	$76
Minimum	(1.2)	—	—	(0.6)	—	—
Maximum	1.0	45	200	1.5	30	257
Standard deviation	0.4	7	48	0.4	7	66
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 52 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
September 30, 2021	$841	$94	($747)
December 31, 2020 (1)	601	—	(601)
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
Interest Rate-Related Earnings Sensitivity

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, changes in interest rates may still result in significant earnings variability from period to period. Based upon the composition of our financial assets and liabilities, including derivatives, at September 30, 2021, we would generally recognize fair value losses when interest rates increase if we did not apply fair value hedge accounting.
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

Freddie Mac 3Q 2021 Form 10-Q	56

Management's Discussion and Analysis	Risk Management
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
Table 53 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	September 30, 2021	September 30, 2020
Interest Rate Scenarios(1)
Parallel yield curve shifts:
+100 basis points	$26	($2)
-100 basis points	(26)	2
Non-parallel yield curve shifts - long-term interest rates:
+100 basis points	(153)	147
-100 basis points	153	(147)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 basis points	179	(149)
-100 basis points	(179)	149
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

Freddie Mac 3Q 2021 Form 10-Q	57

Management's Discussion and Analysis	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES
Our business activities require that we maintain adequate liquidity to meet our financial obligations as they come due and to meet the needs of customers in a timely and cost-efficient manner. We are also required to comply with minimum liquidity requirements established by FHFA, and we must maintain adequate capital resources to avoid being placed into receivership by FHFA.
Liquidity
Primary Sources of Liquidity

The following table lists the sources of our liquidity, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 54 - Liquidity Sources

(In millions)		September 30, 2021(1)	December 31, 2020(1)		Description
•	Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$82,130	$95,894	•	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
•	Mortgage Loans and Mortgage-Related Securities - Liquid Portion of the Mortgage-Related Investments Portfolio	48,017	67,562	•	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
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
Table 55 - Other Investments Portfolio

	September 30, 2021				December 31, 2020
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)
Cash and cash equivalents	$8,603	$699	$176	$9,478	$6,509	$17,380	$—	$23,889
Securities purchased under agreements to resell	47,811	40,154	805	88,770	65,753	38,487	763	105,003
Non-mortgage-related securities	25,716	—	4,797	30,513	23,632	—	3,321	26,953
Advances to lenders	—	—	8,954	8,954	—	—	4,162	4,162
LIHTC equity investment	—	—	1,545	1,545	—	—	1,410	1,410
Secured lending	—	—	1,284	1,284	—	—	1,680	1,680
Total	$82,130	$40,853	$17,561	$140,544	$95,894	$55,867	$11,336	$163,097
(1)Represents carrying value.
Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $3.4 billion and $3.1 billion as of September 30, 2021 and December 31, 2020, respectively.
The other investments portfolio also included cash collateral posted to us primarily by derivatives counterparties of $1.7 billion and $2.8 billion as of September 30, 2021 and December 31, 2020, respectively. We have primarily invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements.

Freddie Mac 3Q 2021 Form 10-Q	58

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Primary Sources of Funding

The following table lists the sources and balances of our funding as of the dates shown and a brief description of their importance to Freddie Mac.
Table 56 - Funding Sources

(In millions)		September 30, 2021(1)	December 31, 2020(1)		Description
•	Debt of Freddie Mac	$193,896	$284,370	•	Debt of Freddie Mac is used to fund our business activities.
•	Debt Securities of Consolidated Trusts	2,701,530	2,308,176	•	Debt securities of consolidated trusts are used primarily to fund our single-family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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

Freddie Mac 3Q 2021 Form 10-Q	59

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 57 - Debt of Freddie Mac Activity

	3Q 2021				YTD 2021
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills®
Beginning balance	$—	—%	$—	—%	$11	0.69%	$—	—%
Issuances	—	—	—	—	—	—	—	—
Repurchases	—	—	—	—	—	—	—	—
Maturities	—	—	—	—	(11)	0.69	—	—
Ending Balance	—	—	—	—	—	—	—	—

Securities sold under agreements to repurchase
Beginning balance	4,620	(0.03)	—	—	—	—	—	—
Additions	159,818	(0.03)	—	—	446,836	(0.05)	—	—
Repayments	(160,983)	(0.03)	—	—	(443,381)	(0.05)	—	—
Ending Balance	3,455	(0.01)	—	—	3,455	(0.01)	—	—

Callable debt
Beginning balance	—	—	89,051	0.72	685	0.10	123,338	0.71
Issuances	—	—	—	—	22,050	0.04	1,090	0.60
Repurchases	—	—	—	—	—	—	—	—
Calls	—	—	(18,077)	0.38	(22,735)	0.04	(52,261)	0.56
Maturities	—	—	(550)	1.82	—	—	(1,743)	1.80
Ending Balance	—	—	70,424	0.80	—	—	70,424	0.80

Non-callable debt
Beginning balance	—	—	129,765	1.21	4,259	1.51	145,560	1.21
Issuances	—	—	—	—	—	—	—	—
Repurchases	—	—	—	—	(1,833)	1.53	(2,832)	1.93
Maturities	—	—	(12,584)	0.62	(2,426)	1.49	(25,547)	0.90
Ending Balance	—	—	117,181	1.27	—	—	117,181	1.27

STACR and SCR Debt(2)
Beginning balance	—	—	11,660	4.10	—	—	12,488	4.09
Issuances	—	—	—	—	—	—	—	—
Repurchases	—	—	(1,343)	3.62	—	—	(1,343)	3.62
Maturities	—	—	(511)	4.68	—	—	(1,339)	4.46
Ending Balance	—	—	9,806	4.12	—	—	9,806	4.12
Total debt of Freddie Mac	3,455	(0.01)%	197,411	1.25%	3,455	(0.01%)	197,411	1.25%
Offsetting arrangements	(3,455)				(3,455)
Total debt of Freddie Mac, net	$—		$197,411		$—		$197,411
(1)Average rate is weighted based on par value.
(2)STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty and are therefore included as a separate category in the table.
As of September 30, 2021, our aggregate indebtedness was $197.6 billion, which was below the current $300.0 billion debt cap limit imposed by the Purchase Agreement. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
The decrease in total outstanding debt of Freddie Mac from December 31, 2020 to September 30, 2021 was driven by the decline in the mortgage-related investments portfolio, coupled with lower expected cash window volume.

Freddie Mac 3Q 2021 Form 10-Q	60

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Maturity and Redemption Dates
The following graphs present debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.
Contractual Maturity Date as of September 30, 2021 (1)
(Par value in billions)

$61
$32
$24
$23
$18
$33
$10
Due in 1 year or less
Due after 1 year through 2 years
Due after 2 years through 3 years
Due after 3 years through 4 years
Due after 4 years through 5 years
Thereafter
STACR and SCR debt

Earliest Redemption Date as of September 30, 2021 (1)
(Par value in billions)

$119
$36
$12
$11
$1
$12
$10
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
Debt Securities of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt securities of consolidated trusts. We issue this type of debt by securitizing mortgage loans primarily to fund the majority of our single-family guarantee activities. When we consolidate securitization trusts, we recognize the following on our condensed consolidated balance sheets:
■    The assets held by the securitization trusts, the majority of which are mortgage loans. We recognized $2,672.0 billion and $2,273.3 billion of mortgage loans, which represented 90.9% and 86.5% of our total assets, as of September 30, 2021 and December 31, 2020, respectively.
■    The debt securities issued by the securitization trusts, the majority of which are Level 1 Securitization Products and are pass-through securities, where the cash flows of the mortgage loans held by the securitization trust are passed through to the holders of the securities. We recognized $2,701.5 billion and $2,308.2 billion of debt securities of consolidated trusts, which represented 93.3% and 89.0% of our total debt, as of September 30, 2021 and December 31, 2020, respectively.
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

Freddie Mac 3Q 2021 Form 10-Q	61

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.
Table 58 - Activity for Debt Securities of Consolidated Trusts Held by Third Parties

(In millions)	3Q 2021	YTD 2021
Beginning balance	$2,506,334	$2,240,602
Issuances:
New issuances to third parties	247,112	702,867
Additional issuances of securities	130,214	478,600
Total issuances	377,326	1,181,467
Extinguishments:
Purchases of debt securities from third parties	(4,004)	(9,075)
Debt securities received in settlement of secured lending	(75,207)	(184,371)
Repayments of debt securities	(174,873)	(599,047)
Total extinguishments	(254,084)	(792,493)
Ending balance	2,629,576	2,629,576
Unamortized premiums and discounts	71,954	71,954
Debt securities of consolidated trusts held by third parties	$2,701,530	$2,701,530
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
We have certain off-balance sheet arrangements related to our securitization and other mortgage-related guarantee activities. Our off-balance sheet arrangements related to securitization activities primarily consist of guaranteed K Certificates and SB Certificates. Our guarantee of these securitization activities and other mortgage-related guarantees may result in liquidity needs to cover potential cash flow shortfalls from borrower defaults. As of September 30, 2021 and December 31, 2020, the outstanding UPB of the guaranteed securities was $362.1 billion and $337.0 billion, respectively. In addition to our securitization and other mortgage-related guarantees, we have certain other guarantees that are accounted for as derivative instruments and are recognized on our condensed consolidated balance sheets at fair value. See Note 10 for additional information on these guarantees, which are not included in the totals above.
We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. Accordingly, commingling Fannie Mae collateral in our resecuritization transactions increases our off-balance sheet liquidity exposure as we do not have control over the Fannie Mae collateral. As of September 30, 2021 and December 31, 2020, the total amount of our off-balance sheet exposure related to Fannie Mae securities backing Freddie Mac resecuritization products was approximately $104.7 billion and $85.8 billion, respectively.
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) increased by $1.4 billion from $8.1 billion as of September 30, 2020 to $9.5 billion as of September 30, 2021, primarily driven by a decrease in securities purchased under agreements to resell partially offset by a decline in new issuance of debt.

Freddie Mac 3Q 2021 Form 10-Q	62

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources
Primary Sources of Capital

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Under the Purchase Agreement, Treasury made a commitment to provide us with funding, under certain conditions, to eliminate deficits in our net worth. Pursuant to the January 2021 Letter Agreement, we will not be required to pay a dividend on the senior preferred stock to Treasury until our Net Worth Amount exceeds the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. Based on our Net Worth Amount of $25.3 billion as of September 30, 2021, no dividend is payable to Treasury for the quarter ended September 30, 2021. See Note 2 for details of the support we receive from Treasury.
In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make business decisions, while in conservatorship, utilizing a risk-based CCF, a capital system with detailed formulae provided by FHFA. In November 2020, FHFA released a final rule that establishes the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae. The ERCF, which went into effect in February 2021, has a transition period for compliance. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order. In accordance with FHFA guidance, we are transitioning to the ERCF to measure and manage risk. Pursuant to the final rule, we will be required to report our regulatory capital under the ERCF beginning on January 1, 2022.
In September, 2021, FHFA proposed amendments to the ERCF with respect to the prescribed leverage buffer amount (PLBA) and the capital treatment of CRT transactions. FHFA is seeking comments on the proposed rule through November 26, 2021. On October 27, 2021, FHFA issued an additional notice of proposed rulemaking to amend the ERCF by introducing additional public disclosure requirements for the Enterprises. FHFA is seeking comments on this proposed rule within 60 days of its publication in the Federal Register. For additional information regarding the proposed amendments, see MD&A - Regulation and Supervision - Legislative and Regulatory Developments - FHFA Proposed Rules to Amend the ERCF.
We invest our Net Worth Amount primarily in short-term investments. The table below presents activity related to our net worth during 3Q 2021 and YTD 2021.
Table 59 - Net Worth Activity

(In millions)	3Q 2021	YTD 2021
Beginning balance	$22,402	$16,413
Comprehensive income (loss)	2,909	8,898
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	—	—
Total equity / net worth	$25,311	$25,311
Aggregate draws under Purchase Agreement	$71,648	$71,648
Aggregate cash dividends paid to Treasury	119,680	119,680
Liquidation preference of the senior preferred stock	95,050	95,050

Freddie Mac 3Q 2021 Form 10-Q	63

Management's Discussion and Analysis	Critical Accounting Policies and Estimates
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
Changes in forecasted house price growth rates can have a significant effect on our allowance for credit losses. Our estimate of expected credit losses leverages an internally based model that uses a Monte Carlo simulation which generates many possible house price scenarios for up to 40 years for each metropolitan statistical area (MSA). These scenarios are used to estimate loan-level expected future cash flows and credit losses based on each loan's individual characteristics. The COVID-19 pandemic initially resulted in a decline in our near-term forecasted house price growth rates compared to pre-pandemic estimates, but our forecast has since improved. The table below summarizes our nationwide forecasted house price growth rates for both full-year 2021 and 2022 that were used in determining our allowance for credit losses as of September 30, 2021 and as of December 31, 2020. These growth rates are used as inputs to our models to develop the detailed forecasted life-of-loan house price growth rates for each MSA.
Table 60 - Forecasted House Price Growth Rates

	2021	2022
September 30, 2021	16.9%	7.0%
December 31, 2020	5.4%	3.0%

Freddie Mac 3Q 2021 Form 10-Q	64

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Affordable Housing Fund Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases and pay this amount to certain housing funds. During 3Q 2021 and YTD 2021, we completed $315.3 billion and $989.9 billion, respectively, of new business purchases subject to this requirement and accrued $132 million and $416 million, respectively, of related expense. We are prohibited from passing through these costs to the originators of the loans that we purchase.
Legislative and Regulatory Developments
Proposed Affordable Housing Goals for 2022-2024

On August 18, 2021, FHFA proposed its single-family and multifamily affordable housing goals for Freddie Mac for 2022-2024. These proposed goals include two new single-family home purchase subgoals: a Minority Census Tracts Home Purchase Subgoal and a Low-Income Census Tracts Home Purchase Subgoal. These two new proposed goals would replace the existing low-income areas subgoal.
Our current and proposed affordable housing goal benchmark levels are set forth below.
Table 61 - Current and Proposed 2022-2024 Affordable Housing Goal Benchmark Levels

Affordable Housing Goals	Current Benchmark Levels for 2021	Proposed Benchmark Levels for 2022-2024
Single-family
Low-income home purchase goal	24%	28%
Very low-income home purchase goal	6%	7%
Low-income areas home purchase goal	18%	TBD
Low-income areas subgoal	14%	N/A
Minority census tracts subgoal (new)	N/A	10%
Low-income census tracts subgoal (new)	N/A	4%
Low-income refinancing goal	21%	26%
Multifamily
Low-income goal (units)	315,000	415,000
Very low-income subgoal (units)	60,000	88,000
Small multifamily (5-50 units) low-income subgoal (units)	10,000	23,000
Fair Housing and Fair Lending Enforcement

On August 12, 2021, FHFA and HUD announced that they had entered into a collaborative agreement regarding fair housing and fair lending coordination. Under the Memorandum of Understanding, FHFA and HUD will focus on enhancing their enforcement of the Fair Housing Act, which HUD is primarily charged with administering and enforcing, and their oversight of Freddie Mac and Fannie Mae (the Enterprises) and the Federal Home Loan Banks, all of which FHFA regulates.

Freddie Mac 3Q 2021 Form 10-Q	65

Management's Discussion and Analysis	Regulation and Supervision

2020 and 2021 Dodd-Frank Stress Test Results

On August 13, 2021, FHFA released reports providing the results of the 2020 and 2021 annual stress tests for Freddie Mac and Fannie Mae. These reports provide updated information on possible ranges of future financial results of the Enterprises under severely adverse economic conditions.
FHFA 2021 Conservatorship Scorecard Update

On August 20, 2021, FHFA informed us that the following two objectives had been removed from the 2021 FHFA Conservatorship Scorecard: (1) Roadmap Toward End of Conservatorship: Continue to provide support to FHFA as needed to develop a roadmap with milestones for exiting conservatorship, including the development of any capital restoration plans, and (2) Housing Market Reform and Alignment: Conduct such activities as directed by FHFA related to housing market reform. For more information on our 2021 Conservatorship Scorecard, see our Current Report on Form 8-K filed on February 18, 2021.
Administration and FHFA Actions to Promote Affordable Housing

On September 1, 2021, the Administration announced immediate steps to increase affordable housing supply. These include steps various federal agencies will take to boost the supply of quality, affordable rental units; boost the supply of manufactured housing and 2-4 unit properties; make more single-family homes available to individuals, families, and non-profit organizations, rather than large investors; and work with state and local governments to boost housing supply. Also on September 1, 2021, FHFA increased our annual multifamily LIHTC investment cap from $500 million to $850 million and increased the Duty to Serve rural/targeted investment requirement from 40% to 50% of total LIHTC investment capacity (or $425 million in targeted investment and $425 million in unrestricted investment). FHFA authorized us to accept eligible single-wide manufactured housing loan deliveries and to revisit certain mortgage eligibility requirements for 2-4 unit properties implemented in 2020. In addition, FHFA extended from 20 to 30 days the period during which owner occupants, public entities, and nonprofits would have exclusive ability to buy Freddie Mac and Fannie Mae REO properties before they are available for investor purchase.
On October 18, 2021, FHFA announced two additional measures to advance housing affordability and sustainability, especially for borrowers in underserved communities. Over the coming months, Freddie Mac and Fannie Mae will expand certain eligibility requirements for our refinancing programs aimed at low-income borrowers, including by expanding the income thresholds from at or below 80% of AMI to at or below 100% of AMI to include some moderate-income borrowers. In addition, Freddie Mac and Fannie Mae will incorporate desktop appraisals into our selling guides for certain single-family home purchase loans starting in early 2022.
To further support affordable homeownership and serve historically underserved markets, we announced in October 2021 that we plan to issue at least $3 billion in Single-family affordable housing bonds by the end of 2022.
Equitable Housing Finance

On September 7, 2021, FHFA announced that Freddie Mac and Fannie Mae will submit equitable housing finance plans to FHFA by the end of 2021. The Enterprises will update these plans annually. The plans are intended to identify and address barriers to sustainable housing opportunities, including the Enterprises' goals and action plans to advance equity in housing finance for the next three years. FHFA also will require the Enterprises to submit annual progress reports on the actions undertaken during the prior year to implement their plans.
September 2021 Letter Agreement with Treasury

On September 14, 2021, we, acting through FHFA as our Conservator, and Treasury entered into a letter agreement to suspend certain requirements that were added to the Purchase Agreement pursuant to the January 2021 Letter Agreement. Specifically, this letter agreement suspended the requirements under the Purchase Agreement related to our cash window activities, multifamily loan purchase activity, acquisitions of single-family loans with certain LTV, DTI, and credit score characteristics at origination, and acquisitions of single-family loans secured by investment properties and second homes. Each such suspension shall terminate on the later of September 14, 2022 and six months after Treasury so notifies Freddie Mac. For additional information on the January 2021 Letter Agreement, see MD&A - Regulation and Supervision - Legislative and Regulatory Developments - January 2021 Letter Agreement with Treasury in our 2020 Annual Report. We will continue to manage these activities pursuant to our risk limits and FHFA guidance.

Freddie Mac 3Q 2021 Form 10-Q	66

Management's Discussion and Analysis	Regulation and Supervision

FHFA Proposed Rules to Amend the ERCF

On September 15, 2021, FHFA issued a notice of proposed rulemaking to amend the ERCF. The proposed amendments would refine the PLBA and the capital treatment of CRT transactions. Specifically, the proposed rule would replace the fixed PLBA equal to 1.5% of an Enterprise's adjusted total assets with a dynamic PLBA equal to 50% of the Enterprise's stability capital buffer (which is related to the Enterprise's relative share of total residential mortgage debt outstanding that exceeds 5%); replace the prudential floor of 10% on the risk weight assigned to any retained CRT exposure with a prudential floor of 5% on the risk weight assigned to any retained CRT exposure; and remove the requirement that an Enterprise must apply an overall effectiveness adjustment to its retained CRT exposures. FHFA is seeking comments on the proposed rule through November 26, 2021.
On October 27, 2021, FHFA issued an additional notice of proposed rulemaking to amend the ERCF by introducing additional public disclosure requirements for the Enterprises. This proposed rule would implement quarterly quantitative and annual qualitative disclosure requirements for the Enterprises related to regulatory capital instruments, risk-weighted assets calculated under the ERCF’s standardized approach, and risk management policies and procedures. FHFA is seeking comments on this proposed rule within 60 days of its publication in the Federal Register.
We cannot predict whether and when FHFA will finalize these amendments to the ERCF or the content of any such amended rule that FHFA may adopt.
Expiration of Guarantee Fee Provision of Temporary Payroll Tax Cut Continuation Act of 2011

In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 (TCCA) pursuant to which, at the direction of FHFA, we increased the guarantee fee by 10 basis points on all single-family residential mortgages delivered to us on or after April 1, 2012. Pursuant to the TCCA, the revenue generated by this fee increase is paid to Treasury. Although the guarantee fee provision of the TCCA expired on October 1, 2021, FHFA advised us to charge and remit this 10 basis point fee to Treasury with respect to single-family residential loans acquired by us before January 1, 2022, and to continue to collect and remit to Treasury the proceeds from this fee until any such loans acquired before January 1, 2022 are paid off or an exclusion event, including liquidation or removal from a securitization pool, occurs. On August 10, 2021, the Senate passed legislation, the Infrastructure Investment and Jobs Act, that, if enacted, would extend our obligation to charge and remit to Treasury this 10 basis point fee on single-family residential mortgages delivered to us to October 1, 2032.

Freddie Mac 3Q 2021 Form 10-Q	67

Management's Discussion and Analysis	Forward-Looking Statements

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
■ The actions the U.S. government (including FHFA, Treasury, and Congress) may take, require us to take, or restrict us from taking, including actions to support the housing markets (such as programs implemented in response to the COVID-19 pandemic or to implement the recommendations in FHFA's Conservatorship Scorecards, recent requirements and guidance related to equitable housing, and other objectives for us);
■ The effect of the restrictions on our business due to the conservatorship and the Purchase Agreement;
■ Changes in our Charter or in applicable legislative or regulatory requirements (including any legislation affecting the future status of our company);
■ Changes to our capital requirements and potential effects of such changes on our business strategies;
■ Changes in the fiscal and monetary policies of the Federal Reserve (including changes in the amount of agency MBS and agency CMBS purchased to support the market during the COVID-19 pandemic);
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
■ Our reliance on CSS and the CSP for the operation of the majority of our single-family securitization activities, limits on our influence over CSS Board decisions, and any additional changes FHFA may require in our relationship with, or support of, CSS;
■    Changes in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

Freddie Mac 3Q 2021 Form 10-Q	68

Management's Discussion and Analysis	Forward-Looking Statements

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
■ The occurrence of a major natural disaster, other catastrophic event, or significant climate change effects in areas in which our offices or significant portions of our total mortgage portfolio are located; and
■    Other factors and assumptions described in this Form 10-Q and our 2020 Annual Report, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-Q, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac 3Q 2021 Form 10-Q	69

Financial Statements

Financial Statements

Freddie Mac 3Q 2021 Form 10-Q	70

Financial Statements	Condensed Consolidated Statements of Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	3Q 2021	3Q 2020	YTD 2021	YTD 2020
Net interest income
Interest income	$15,791	$14,849	$44,923	$48,157
Interest expense	(11,373)	(11,392)	(32,099)	(39,039)
Net interest income	4,418	3,457	12,824	9,118

Non-interest income (loss)
Guarantee income	246	315	850	1,161
Investment gains (losses), net	383	1,122	2,227	957
Other income (loss)	200	172	485	401
Non-interest income (loss)	829	1,609	3,562	2,519
Net revenues	5,247	5,066	16,386	11,637

Benefit (provision) for credit losses	243	(327)	1,179	(2,265)

Non-interest expense
Salaries and employee benefits	(352)	(334)	(1,042)	(1,002)
Professional services	(76)	(105)	(260)	(269)
Other administrative expense	(199)	(202)	(615)	(558)
Total administrative expense	(627)	(641)	(1,917)	(1,829)
Credit enhancement expense	(386)	(267)	(1,090)	(731)
Benefit for (decrease in) credit enhancement recoveries	(60)	20	(510)	708
REO operations income (expense)	9	(40)	(6)	(139)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(602)	(467)	(1,706)	(1,341)
Other expense	(178)	(237)	(572)	(480)
Non-interest expense	(1,844)	(1,632)	(5,801)	(3,812)

Income (loss) before income tax (expense) benefit	3,646	3,107	11,764	5,560
Income tax (expense) benefit	(727)	(644)	(2,399)	(1,147)
Net income (loss)	2,919	2,463	9,365	4,413

Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	(14)	(16)	(482)	576
Changes in unrealized gains (losses) related to cash flow hedge relationships	7	6	25	30
Changes in defined benefit plans	(3)	(4)	(10)	(10)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(10)	(14)	(467)	596
Comprehensive income (loss)	$2,909	$2,449	$8,898	$5,009

Net income (loss)	$2,919	$2,463	$9,365	$4,413
Future increase in senior preferred stock liquidation preference	(2,909)	(2,449)	(8,898)	(4,769)
Net income (loss) attributable to common stockholders	$10	$14	$467	($356)
Net income (loss) per common share — basic and diluted	$—	$—	$0.14	$0.11
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2021 Form 10-Q	71

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except share-related amounts)	2021	2020
Assets
Cash and cash equivalents (Notes 3, 16) (includes $875 and $17,379 of restricted cash and cash equivalents)	$9,478	$23,889
Securities purchased under agreements to resell (Notes 3, 11, 16)	85,315	105,003
Investment securities, at fair value (Note 3, 6)	56,930	59,825
Mortgage loans held-for-sale (Notes 3, 4) (includes $8,436 and $14,199 at fair value)	17,517	33,652
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for credit losses of $4,531 and $5,732)	2,715,597	2,350,236
Accrued interest receivable (Notes 3, 4, 6, 11) (net of allowance of $157 and $140)	7,490	7,754
Derivative assets, net (Notes 10, 11)	953	1,205
Deferred tax assets, net	6,099	6,557
Other assets (Notes 3) (includes $6,078 and $5,775, at fair value)	38,605	39,294
Total assets	$2,937,984	$2,627,415
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,049	$6,210
Debt (Notes 3, 9) (includes $1,984 and $2,592 at fair value)	2,895,426	2,592,546
Derivative liabilities, net (Notes 10, 11)	389	954
Other liabilities (Notes 3)	10,809	11,292
Total liabilities	2,912,673	2,611,002
Commitments and contingencies (Notes 5, 10, 18)
Equity (Note 12)
Senior preferred stock (liquidation preference of $95,050 and $86,539)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares and 650,059,292 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(57,737)	(67,102)
AOCI, net of taxes, related to:
Available-for-sale securities	328	810
Cash flow hedge relationships	(181)	(206)
Defined benefit plans	29	39
Total AOCI, net of taxes	176	643
Treasury stock, at cost, 75,804,333 shares and 75,804,594 shares	(3,885)	(3,885)
Total equity	25,311	16,413
Total liabilities and equity	$2,937,984	$2,627,415
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	September 30,	December 31,
(In millions)	2021	2020
Condensed Consolidated Balance Sheet Line Item (Note 3)
Assets:
Mortgage loans held-for-investment	$2,671,954	$2,273,347
All other assets	65,454	83,982
Total assets of consolidated VIEs	$2,737,408	$2,357,329
Liabilities:
Debt	$2,701,530	$2,308,176
All other liabilities	5,731	5,610
Total liabilities of consolidated VIEs	$2,707,261	$2,313,786
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2021 Form 10-Q	72

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at June 30, 2021	1	464	650	$72,648	$14,109	$—	$—	($60,656)	$186	($3,885)	$22,402
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	2,919	—	—	2,919
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(10)	—	(10)
Comprehensive income (loss)	—	—	—	—	—	—	—	2,919	(10)	—	2,909
Ending balance at September 30, 2021	1	464	650	$72,648	$14,109	$—	$—	($57,737)	$176	($3,885)	$25,311

Balance at June 30, 2020	1	464	650	$72,648	$14,109	$—	$—	($72,478)	$1,048	($3,885)	$11,442
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	2,463	—	—	2,463
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(14)	—	(14)
Comprehensive income (loss)	—	—	—	—	—	—	—	2,463	(14)	—	2,449
Ending balance at September 30, 2020	1	464	650	$72,648	$14,109	$—	$—	($70,015)	$1,034	($3,885)	$13,891

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2020	1	464	650	$72,648	$14,109	$—	$—	($67,102)	$643	($3,885)	$16,413
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	9,365	—	—	9,365
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	(467)	—	(467)
Comprehensive income (loss)	—	—	—	—	—	—	—	9,365	(467)	—	8,898
Ending balance at September 30, 2021	1	464	650	$72,648	$14,109	$—	$—	($57,737)	$176	($3,885)	$25,311

Balance at December 31, 2019	1	464	650	$72,648	$14,109	$—	$—	($74,188)	$438	($3,885)	$9,122
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	4,413	—	—	4,413
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	596	—	596
Comprehensive income (loss)	—	—	—	—	—	—	—	4,413	596	—	5,009
Cumulative effect from adoption of CECL	—	—	—	—	—	—	—	(240)	—	—	(240)
Ending balance at September 30, 2020	1	464	650	$72,648	$14,109	$—	$—	($70,015)	$1,034	($3,885)	$13,891
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2021 Form 10-Q	73

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2021	YTD 2020
Net cash provided by (used in) operating activities	$17,318	$6,235
Cash flows from investing activities
Purchases of trading securities	(88,061)	(111,472)
Proceeds from sales of trading securities	100,545	86,603
Proceeds from maturities and repayments of trading securities	6,005	24,589
Purchases of available-for-sale securities	(8,108)	(7,851)
Proceeds from sales of available-for-sale securities	22,270	33,175
Proceeds from maturities and repayments of available-for-sale securities	991	2,650
Purchases of mortgage loans acquired as held-for-investment	(463,273)	(439,606)
Proceeds from sales of mortgage loans acquired as held-for-investment	6,917	7,725
Proceeds from repayments of mortgage loans acquired as held-for-investment	592,454	509,762
Advances under secured lending arrangements	(194,127)	(91,511)
Repayments of secured lending arrangements	478	1,406
Net proceeds from dispositions of real estate owned and other recoveries	199	585
Net (increase) decrease in securities purchased under agreements to resell	16,282	(36,189)
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	1,105	(9,891)
Other, net	(488)	(439)
Net cash provided by (used in) investing activities	(6,811)	(30,464)
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	669,060	502,025
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(608,468)	(480,984)
Proceeds from issuance of debt of Freddie Mac	23,153	409,217
Repayments of debt of Freddie Mac	(112,114)	(396,053)
Net increase (decrease) in securities sold under agreements to repurchase	3,455	(7,046)
Other, net	(4)	(45)
Net cash provided by (used in) financing activities	(24,918)	27,114
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(14,411)	2,885
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	23,889	5,189
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$9,478	$8,074

Supplemental cash flow information
Cash paid for:
Debt interest	$51,686	$53,045
Income taxes	3,124	740
Non-cash investing and financing activities (Note 4, 6, and 9)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2021 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Notes to Condensed Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating in conservatorship with FHFA as our Conservator. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, or 2020 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary of our 2020 Annual Report.
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

Freddie Mac 3Q 2021 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Other Significant Accounting Policies

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

The amendments in this Update simplify an issuer's
accounting for certain financial instruments with
characteristics of liabilities and equity, primarily by
eliminating many of the current separation models
used to account for convertible debt and convertible
	preferred stock.	January 1, 2021	The adoption of the amendments did not have a material effect on our consolidated financial statements.
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs	The amendments in this Update clarify the guidance for the reevaluation of whether a callable debt security's amortized cost basis exceeds the amount repayable by the issuer at the next call date.	January 1, 2021	The adoption of the amendments did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options
	The amendments in this Update require issuers to account for modifications or exchanges of freestanding equity-classified written call options based on the reason for the modification or exchange, to issue equity, to issue or modify debt, or for other reasons.	January 1, 2022	We do not expect the adoption of the amendments to have a material effect on our consolidated financial statements.

Freddie Mac 3Q 2021 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

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
Under the August 2012 amendment to the Purchase Agreement, for each quarter from January 1, 2013 and thereafter, the dividend payment to Treasury on the senior preferred stock will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. Pursuant to the January 2021 Letter Agreement, the applicable Capital Reserve Amount from October 1, 2020 is the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. This increased Capital Reserve Amount will remain in effect until the last day of the second fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result, the company was not required to pay a dividend to Treasury on the senior preferred stock in September 2021, and we will not be required to pay a dividend on the senior preferred stock to Treasury until we have built sufficient capital to meet the capital requirements and buffers set forth in the ERCF. If for any reason we were not to pay our dividend requirements on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero.
As the company builds capital during this period, the quarterly increases in our Net Worth Amount have been, or will be, added to the liquidation preference of the senior preferred stock. As a result, the liquidation preference of the senior preferred stock increased from $91.4 billion as of June 30, 2021 to $95.0 billion on September 30, 2021 based on the $3.6 billion increase in our Net Worth Amount during 2Q 2021, and will increase to $98.0 billion on December 31, 2021 based on the $2.9 billion increase in our Net Worth Amount during 3Q 2021.
The Purchase Agreement includes significant restrictions on our business activities, including limits on our secondary market activities; our acquisitions of single-family and multifamily loans; the amount of indebtedness we can incur; the size of our mortgage-related investments portfolio; and our ability to pay dividends, transfer certain assets, raise capital, pay down the liquidation preference of the senior preferred stock, and exit conservatorship. On September 14, 2021, we, acting through FHFA as our Conservator, and Treasury entered into a letter agreement suspending certain requirements in the Purchase Agreement related to our cash window activities, multifamily loan purchase activity, acquisitions of single-family loans with certain LTV, DTI, and credit score characteristics at origination, and acquisitions of single-family loans secured by investment properties and second homes. Each such suspension shall terminate on the later of September 14, 2022 and six months after Treasury so notifies Freddie Mac.
The Purchase Agreement has an indefinite term and can terminate only in limited circumstances, which do not include the end of the conservatorship. Under the Purchase Agreement, Treasury's consent is required for a termination of conservatorship other than in connection with receivership or under specified limited circumstances involving maintenance of certain capital levels and resolution of currently pending material litigation related to our conservatorship and the Purchase Agreement.

Freddie Mac 3Q 2021 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

Our ability to acquire and sell mortgage assets is significantly constrained by limitations imposed by the Purchase Agreement and FHFA. For example, FHFA has directed us to maintain our mortgage-related investments portfolio at or below $225 billion at all times. The amount of mortgage assets that we may own in this portfolio is also currently capped under the Purchase Agreement at $250 billion. The Purchase Agreement cap will be lowered from $250 billion to $225 billion at the end of 2022. In addition to UPB, the calculation of mortgage assets subject to the FHFA and Purchase Agreement caps includes 10% of the notional value of our interest-only securities. The balance of the mortgage-related investments portfolio for the purposes of the FHFA and Purchase Agreement limits was $126.7 billion as of September 30, 2021, including $12.9 billion representing 10% of the notional amount of the interest-only securities we held as of September 30, 2021.
With respect to the composition of our mortgage-related investments portfolio, FHFA has instructed us to reduce the amount of agency MBS to no more than $20 billion, based on UPB, by June 30, 2022.
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
At June 30, 2021, our assets exceeded our liabilities under GAAP; therefore, FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during 3Q 2021. The amount of available funding remaining under the Purchase Agreement is $140.2 billion and will be reduced by any future draws.
See Note 9 and Note 12 for more information on the conservatorship and the Purchase Agreement.
Related Parties As a Result of Conservatorship

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. CSS was formed in 2013 as a limited liability company equally owned by Freddie Mac and Fannie Mae and is also deemed a related party. In October 2021, FHFA announced that it had named a new interim Chair to the CSS Board and that the independent members FHFA previously appointed had left the CSS Board. As a result, the CSS Board currently includes an independent non-executive interim Chair, the CEO of CSS, two Freddie Mac representatives, and two Fannie Mae representatives. During conservatorship, the CSS Board Chair must be designated by FHFA, and all CSS Board decisions require the affirmative vote of the Board Chair.
During YTD 2021, we contributed $60 million of capital to CSS, and we have contributed $718 million since we began making contributions in the fourth quarter of 2014. The carrying value of our investment in CSS was $12 million and $16 million as of September 30, 2021 and December 31, 2020, respectively, and was included in other assets on our condensed consolidated balance sheets.

Freddie Mac 3Q 2021 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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
Securitization Activities

Single-family
Resecuritization Products
With the exception of commingled securities, our investments in and guarantees of securities issued by resecuritization trusts for which we are not the primary beneficiary typically do not create any incremental exposure to loss because we already guarantee and consolidate the underlying collateral. While our guarantee of Fannie Mae securities underlying commingled resecuritization products creates incremental exposure to loss, we view the likelihood of being required to perform on our guarantee as remote due to Fannie Mae's status as a GSE and the funding commitment available to it through its senior preferred stock purchase agreement with Treasury. The UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts for which we are not the primary beneficiary totaled $103.9 billion and $85.3 billion as of September 30, 2021 and December 31, 2020, respectively. See Note 5 for additional information on our guarantee of Fannie Mae securities.
Senior Subordinate Securitization Structures
We do not consolidate our single-family senior subordinate securitization structures backed by seasoned loans because we do not have the ability to direct the loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE. The maximum exposure to loss for our single-family senior subordinate securitization structures for which we are not the primary beneficiary totaled $27.4 billion and $28.1 billion at September 30, 2021 and December 31, 2020, respectively, and represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $33.3 billion and $33.7 billion at September 30, 2021 and December 31, 2020, respectively.
Other Securitization Products
We do not consolidate the trusts used to issue our single-family other securitization products when we are not the primary beneficiary. The maximum exposure to loss for these single-family securitizations for which we are not the primary beneficiary totaled $1.3 billion and $1.7 billion at September 30, 2021 and December 31, 2020, respectively. The total assets of these nonconsolidated VIEs totaled $1.4 billion and $1.8 billion at September 30, 2021 and December 31, 2020, respectively.
Multifamily
K Certificates
We do not consolidate our K Certificate securitization trusts that have subordination because we do not have the ability to direct the loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE. The maximum exposure to loss for our K Certificate securitizations for which we are not the primary beneficiary totaled $277.4 billion and $253.0 billion at September 30, 2021 and December 31, 2020, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $316.8 billion and $291.3 billion at September 30, 2021 and December 31, 2020, respectively.
SB Certificates
Similar to K Certificate transactions, we are not the primary beneficiary of and, therefore, do not consolidate SB Certificate trusts, as we do not have the ability to direct loss mitigation activities of the underlying loans, which is the most significant

Freddie Mac 3Q 2021 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

activity affecting the economic performance of the VIE. The maximum exposure to loss for our SB Certificate securitizations for which we are not the primary beneficiary totaled $22.4 billion and $21.5 billion at September 30, 2021 and December 31, 2020, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $24.9 billion and $23.9 billion at September 30, 2021 and December 31, 2020, respectively.
Other Securitization Products
We do not consolidate the trusts used to issue our other securitization products when we are not the primary beneficiary. The maximum exposure to loss for our other securitization products for which we are not the primary beneficiary totaled $15.0 billion and $14.9 billion at September 30, 2021 and December 31, 2020, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $16.9 billion as of September 30, 2021 and December 31, 2020.
CRT Activities

STACR Trust Notes
We are not the primary beneficiary of and, therefore, do not consolidate the STACR Trusts used in the STACR Trust Note transactions. The maximum exposure to loss for our STACR Trust transactions for which we are not the primary beneficiary represents our recorded expected recovery receivable and totaled $69 million and $420 million at September 30, 2021 and December 31, 2020, respectively. The total assets of these nonconsolidated VIEs totaled $21.0 billion and $17.3 billion at September 30, 2021 and December 31, 2020, respectively. See Note 8 for additional information on the amount of available coverage.
Consolidated VIEs

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.
Table 3.1 - Consolidated VIEs

(In millions)	September 30, 2021	December 31, 2020
Condensed Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents (includes $699 and $17,289 of restricted cash and cash equivalents)	$700	$17,290
Securities purchased under agreements to resell	40,154	38,487
Investment securities, at fair value	842	591
Mortgage loans held-for-investment, net	2,671,954	2,273,347
Accrued interest receivable, net	7,031	7,134
Other assets	16,727	20,480
Total assets of consolidated VIEs	$2,737,408	$2,357,329
Liabilities:
Accrued interest payable	$5,731	$5,610
Debt	2,701,530	2,308,176
Total liabilities of consolidated VIEs	$2,707,261	$2,313,786
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

Freddie Mac 3Q 2021 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.2 - Nonconsolidated VIEs

(In millions)	September 30, 2021	December 31, 2020
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investment securities, at fair value	$23,726	$28,459
Accrued interest receivable, net	234	239
Derivative assets, net	22	61
Other assets	5,516	5,553
Liabilities:
Debt	69	—
Derivative liabilities, net	41	47
Other liabilities	4,942	4,515
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

Freddie Mac 3Q 2021 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 4.1 - Mortgage Loans

	September 30, 2021			December 31, 2020
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Held-for-sale UPB	$7,051	$11,246	$18,297	$10,702	$23,789	$34,491
Cost basis and fair value adjustments, net	(1,085)	305	(780)	(1,637)	798	(839)
Total held-for-sale loans, net	5,966	11,551	17,517	9,065	24,587	33,652
Held-for-investment UPB	2,630,642	24,413	2,655,055	2,271,576	21,923	2,293,499
Cost basis adjustments	64,994	79	65,073	62,415	54	62,469
Allowance for credit losses	(4,490)	(41)	(4,531)	(5,628)	(104)	(5,732)
Total held-for-investment loans, net	2,691,146	24,451	2,715,597	2,328,363	21,873	2,350,236
Total mortgage loans, net	$2,697,112	$36,002	$2,733,114	$2,337,428	$46,460	$2,383,888
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 4.2 - Loans Purchased and Sold

(In billions)	3Q 2021	3Q 2020	YTD 2021	YTD 2020
Single-family:
Purchases:
Held-for-investment loans	$297.5	$335.4	$945.2	$703.8
Sale of held-for-sale loans(1)	1.0	4.0	4.0	6.2
Multifamily:
Purchases:
Held-for-investment loans	3.0	1.6	5.9	5.9
Held-for-sale loans	13.8	14.9	37.6	39.5
Sale of held-for-sale loans(2)	13.4	19.6	52.2	41.3
(1)Our sales of single-family loans reflect the sale of seasoned single-family mortgage loans.
(2)Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates and SB Certificates. See Note 3 for more information on our K Certificates and SB Certificates.

Freddie Mac 3Q 2021 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Reclassifications

We reclassify loans between held-for-investment and held-for-sale depending on our intent and ability to hold the loan for the foreseeable future. The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the period presented.
Table 4.3 - Loan Reclassifications

	3Q 2021			3Q 2020
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-family reclassifications from:
Held-for-investment to held-for-sale(1)	$388	$19	$—	$523	$27	$—
Held-for-sale to held-for-investment(2)	81	4	—	1,440	124	30
Multifamily reclassifications from:
Held-for-investment to held-for-sale	445	—	—	1,432	8	(6)
Held-for-sale to held-for-investment	—	—	—	62	—	4

	YTD 2021			YTD 2020
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-family reclassifications from:
Held-for-investment to held-for-sale(1)	$1,358	$54	$—	$3,919	$275	$—
Held-for-sale to held-for-investment(2)	183	13	—	1,685	144	34
Multifamily reclassifications from:
Held-for-investment to held-for-sale	2,175	6	—	2,079	8	(6)
Held-for-sale to held-for-investment	21	—	—	633	(1)	4
(1)Prior to reclassification from held-for-investment to held-for-sale, we charged-off $9 million and $51 million against the allowance for credit losses during 3Q 2021 and YTD 2021, respectively, compared to $47 million and $220 million during 3Q 2020 and YTD 2020, respectively.
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
Table 4.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	June 30, 2021	September 30, 2021	3Q 2021	YTD 2021
Single-family:
20- and 30-year or more, amortizing fixed-rate	$19,431	$17,524	$35	$115
15-year amortizing fixed-rate	914	862	1	4
Adjustable-rate	268	250	—	1
Alt-A, interest-only, and option ARM	611	568	2	5
Total single-family	21,224	19,204	38	125
Total multifamily	—	—	—	—
Total single-family and multifamily	$21,224	$19,204	$38	$125
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2021 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	June 30, 2020	September 30, 2020	3Q 2020	YTD 2020
Single-family:
20- and 30-year or more, amortizing fixed-rate	$10,226	$12,376	$32	$180
15-year amortizing fixed-rate	528	788	1	9
Adjustable-rate	150	235	—	3
Alt-A, interest-only, and option ARM	540	673	1	8
Total single-family	11,444	14,072	34	200
Total multifamily	—	—	—	—
Total single-family and multifamily	$11,444	$14,072	$34	$200
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
Table 4.5 - Accrued Interest Receivable, Net and Related Charge-Offs

	Accrued Interest Receivable, Net		Accrued Interest Receivable Related Charge-Offs
(In millions)	September 30, 2021	December 31, 2020	3Q 2021	3Q 2020	YTD 2021	YTD 2020
Single-family loans	$7,085	$7,292	($222)	($104)	($507)	($225)
Multifamily loans	109	139	—	—	—	—
Credit Quality

Single-Family
The current LTV ratio is one key factor we consider when estimating our allowance for credit losses for single-family loans. As current LTV ratios increase, the borrower's equity in the home decreases, which may negatively affect the borrower's ability to refinance (outside of our relief refinance programs) or to sell the property for an amount at or above the balance of the outstanding loan.
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

Freddie Mac 3Q 2021 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Table 4.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	September 30, 2021
	Year of Origination						Total
(In millions)	2021	2020	2019	2018	2017	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$192,504	$378,784	$79,464	$41,344	$65,973	$438,238	$1,196,307
> 60 to 80	361,177	384,332	76,070	24,260	16,567	21,565	883,971
> 80 to 90	101,356	40,872	2,472	563	218	1,036	146,517
> 90 to 100	49,194	976	104	40	31	414	50,759
> 100(1)	63	2	3	9	22	438	537
Total 20- and 30-year or more, amortizing fixed-rate	704,294	804,966	158,113	66,216	82,811	461,691	2,278,091
15-year amortizing fixed-rate
≤ 60	69,910	111,909	18,778	7,929	14,902	85,580	309,008
> 60 to 80	44,232	27,557	1,817	215	83	56	73,960
> 80 to 90	3,597	353	9	2	3	5	3,969
> 90 to 100	559	5	—	1	1	3	569
> 100(1)	5	—	—	1	1	3	10
Total 15-year amortizing fixed-rate	118,303	139,824	20,604	8,148	14,990	85,647	387,516
Adjustable-rate
≤ 60	1,457	1,611	808	606	1,874	10,983	17,339
> 60 to 80	1,918	662	275	114	234	179	3,382
> 80 to 90	335	20	6	3	4	3	371
> 90 to 100	110	—	—	—	—	1	111
> 100(1)	1	—	—	—	—	—	1
Total adjustable-rate	3,821	2,293	1,089	723	2,112	11,166	21,204
Alt-A, Interest-only, and option ARM
≤ 60	—	—	—	—	—	7,916	7,916
> 60 to 80	—	—	—	—	—	780	780
> 80 to 90	—	—	—	—	—	76	76
> 90 to 100	—	—	—	—	—	32	32
> 100(1)	—	—	—	—	—	21	21
Total Alt-A, interest-only, and option ARM	—	—	—	—	—	8,825	8,825
Total single-family loans	$826,418	$947,083	$179,806	$75,087	$99,913	$567,329	$2,695,636

Total for all loan product types by current LTV ratio:
≤ 60	$263,871	$492,304	$99,050	$49,879	$82,749	$542,717	$1,530,570
> 60 to 80	407,327	412,551	78,162	24,589	16,884	22,580	962,093
> 80 to 90	105,288	41,245	2,487	568	225	1,120	150,933
> 90 to 100	49,863	981	104	41	32	450	51,471
> 100(1)	69	2	3	10	23	462	569
Total single-family loans	$826,418	$947,083	$179,806	$75,087	$99,913	$567,329	$2,695,636
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2021 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	December 31, 2020
	Year of Origination						Total
(In millions)	2020	2019	2018	2017	2016	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$203,333	$52,820	$33,139	$64,834	$115,978	$431,406	$901,510
> 60 to 80	437,107	141,094	64,236	59,110	40,614	44,636	786,797
> 80 to 100	206,457	53,926	8,822	2,117	654	3,983	275,959
> 100(1)	202	7	25	64	61	948	1,307
Total 20- and 30-year or more, amortizing fixed-rate	847,099	247,847	106,222	126,125	157,307	480,973	1,965,573
15-year amortizing fixed-rate
≤ 60	78,269	17,753	9,914	19,650	29,916	83,842	239,344
> 60 to 80	67,904	12,169	2,195	961	215	135	83,579
> 80 to 100	8,553	400	17	12	9	17	9,008
> 100(1)	21	—	3	5	3	7	39
Total 15-year amortizing fixed-rate	154,747	30,322	12,129	20,628	30,143	84,001	331,970
Adjustable-rate
≤ 60	1,427	850	731	2,429	2,042	12,993	20,472
> 60 to 80	1,403	877	537	1,061	329	528	4,735
> 80 to 100	232	125	34	29	2	8	430
> 100(1)	—	—	—	—	—	1	1
Total adjustable-rate	3,062	1,852	1,302	3,519	2,373	13,530	25,638
Alt-A, Interest-only, and option ARM
≤ 60	—	—	—	—	—	8,620	8,620
> 60 to 80	—	—	—	—	—	1,818	1,818
> 80 to 100	—	—	—	—	—	314	314
> 100(1)	—	—	—	—	—	58	58
Total Alt-A, interest-only, and option ARM	—	—	—	—	—	10,810	10,810
Total single-family loans	$1,004,908	$280,021	$119,653	$150,272	$189,823	$589,314	$2,333,991

Total for all loan product types by Current LTV ratio:
≤ 60	$283,029	$71,423	$43,784	$86,913	$147,936	$536,861	$1,169,946
> 60 to 80	506,414	154,140	66,968	61,132	41,158	47,117	876,929
> 80 to 100	215,242	54,451	8,873	2,158	665	4,322	285,711
> 100(1)	223	7	28	69	64	1,014	1,405
Total single-family loans	$1,004,908	$280,021	$119,653	$150,272	$189,823	$589,314	$2,333,991
(1)The serious delinquency rate for the single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 9.48% and 11.17% as of September 30, 2021 and December 31, 2020, respectively.

Freddie Mac 3Q 2021 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Multifamily
The table below presents the amortized cost basis of our multifamily held-for-investment loans, by credit quality indicator, based on available data through the end of each period presented. These indicators involve significant management judgment and are defined as follows:
■    "Pass" is current and adequately protected by the borrower's current financial strength and debt service capacity;
■    "Special mention" has administrative issues that may affect future repayment prospects but does not have current credit     weaknesses. In addition, this category generally includes loans in forbearance;
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.
Table 4.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	September 30, 2021
	Year of Origination							Total
(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans
Category:
Pass	$3,870	$7,395	$5,510	$1,099	$616	$2,996	$2,385	$23,871
Special mention	—	40	408	—	—	43	—	491
Substandard	—	3	32	2	13	80	—	130
Doubtful	—	—	—	—	—	—	—	—
Total	$3,870	$7,438	$5,950	$1,101	$629	$3,119	$2,385	$24,492

	December 31, 2020
	Year of Origination							Total
(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans
Category:
Pass	$7,486	$6,491	$1,075	$722	$590	$2,715	$2,024	$21,103
Special mention	—	524	115	—	8	108	—	755
Substandard	—	—	6	41	—	72	—	119
Doubtful	—	—	—	—	—	—	—	—
Total	$7,486	$7,015	$1,196	$763	$598	$2,895	$2,024	$21,977
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, by payment status.
Table 4.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status

	September 30, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing	Non-accrual With No Allowance(2)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$2,233,055	$13,229	$3,071	$28,736	$2,278,091	$11,554	$779
15-year amortizing fixed-rate	384,362	1,261	220	1,673	387,516	819	11
Adjustable-rate	20,627	123	29	425	21,204	175	9
Alt-A, interest-only, and option ARM	7,860	189	68	708	8,825	152	104
Total single-family	2,645,904	14,802	3,388	31,542	2,695,636	12,700	903
Total multifamily(3)	24,486	6	—	—	24,492	—	—
Total single-family and multifamily	$2,670,390	$14,808	$3,388	$31,542	$2,720,128	$12,700	$903
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2021 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	December 31, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing	Non-accrual with No Allowance(2)
Single-family:
20- and 30-year or more, amortizing fixed-rate	$1,891,981	$15,798	$5,941	$51,853	$1,965,573	$40,162	$648
15-year amortizing fixed-rate	326,651	1,439	429	3,451	331,970	2,723	11
Adjustable-rate	24,483	192	79	884	25,638	690	5
Alt-A, interest-only, and option ARM	9,227	292	130	1,161	10,810	538	115
Total single-family	2,252,342	17,721	6,579	57,349	2,333,991	44,113	779
Total multifamily(3)	21,977	—	—	—	21,977	—	—
Total single-family and multifamily	$2,274,319	$17,721	$6,579	$57,349	$2,355,968	$44,113	$779
(1)Includes $0.7 billion and $1.0 billion of single-family loans that were in the process of foreclosure as of September 30, 2021 and December 31, 2020, respectively.
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
(3)As of September 30, 2021 and December 31, 2020, includes $0.4 billion and $0.7 billion of multifamily loans in forbearance that are reported as current.
Troubled Debt Restructurings

The table below provides details of our single-family loan modifications that were classified as TDRs during the periods presented.
Table 4.9 - Single-Family TDR Modification Metrics

	3Q 2021	3Q 2020	YTD 2021	YTD 2020
Percentage of single-family loan modifications that were classified as TDRs with:
Interest rate reductions and related term extensions	12%	16%	13%	15%
Principal forbearance and related interest rate reductions and term extensions	34	25	35	20
Average coupon interest rate reduction	0.4%	0.3%	0.4%	0.3%
Average months of term extension	154	173	151	183
Substantially all of our completed single-family loan modifications classified as a TDR during 3Q 2021, 3Q 2020, YTD 2021, and YTD 2020 resulted in a modified loan with a fixed interest rate.
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.
Table 4.10 - TDR Activity

	3Q 2021		3Q 2020		YTD 2021		YTD 2020
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-family:(1)(2)
20- and 30-year or more, amortizing fixed-rate	3,136	$562	6,432	$1,290	10,647	$1,889	18,173	$3,360
15-year amortizing fixed-rate	365	37	802	97	1,262	131	2,121	230
Adjustable-rate	37	8	89	18	137	27	274	50
Alt-A, interest-only, and option ARM	109	16	307	47	416	55	608	90
Total single-family	3,647	623	7,630	1,452	12,462	2,102	21,176	3,730
Multifamily	—	—	—	—	—	—	—	—
(1)The pre-TDR amortized cost basis for single-family loans initially classified as TDRs during 3Q 2021 and YTD 2021 was $0.6 billion and $2.1 billion, respectively, compared to $1.4 billion and $3.7 billion during 3Q 2020 and YTD 2020, respectively.
(2)Includes certain bankruptcy events and forbearance plans, repayment plans, payment deferrals, and modification activities that do not qualify for the temporary relief related to TDRs provided by the CARES Act based on servicer reporting at the time of the TDR event.

Freddie Mac 3Q 2021 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default.
Table 4.11 - Payment Defaults of Completed TDR Modifications

	3Q 2021		3Q 2020		YTD 2021		YTD 2020
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-family:
20- and 30-year or more, amortizing fixed-rate	595	$103	2,008	$357	2,408	$425	8,628	$1,575
15-year amortizing fixed-rate	15	2	82	9	101	11	398	49
Adjustable-rate	—	—	17	2	21	4	105	16
Alt-A, interest-only, and option ARM	70	10	106	19	286	44	619	123
Total single-family	680	115	2,213	387	2,816	484	9,750	1,763
Multifamily	—	—	—	—	—	—	—	—
In addition to modifications, loans may be classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance plans, or loans in modification trial periods). During YTD 2021 and YTD 2020, 2,264 and 2,903, respectively, of such loans (with a post-TDR amortized cost basis of $0.4 billion during both periods) experienced a payment default within a year after the loss mitigation activity occurred.
Non-Cash Investing and Financing Activities

During YTD 2021 and YTD 2020, we acquired $507.4 billion and $293.9 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $189.3 billion and $87.2 billion of loans held-for-investment from sellers during YTD 2021 and YTD 2020, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 3Q 2021 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

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
Table 5.1 - Financial Guarantees

	September 30, 2021			December 31, 2020
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-family:
Securitization activity guarantees	$28,735	$406	40	$29,739	$401	39
Other mortgage-related guarantees	10,375	245	30	9,215	193	30
Total single-family	$39,110	$651		$38,954	$594
Multifamily:
Securitization activity guarantees	$312,677	$4,450	39	$287,334	$4,031	39
Other mortgage-related guarantees	10,338	402	33	10,721	425	33
Total multifamily	$323,015	$4,852		$298,055	$4,456
Other guarantees	$66,065	$1,684	30	$47,703	$794	30
Fannie Mae securities backing Freddie Mac resecuritization products	104,736	—	40	85,841	—	41
(1)The maximum exposure represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of proceeds from related collateral liquidation and possible recoveries under credit enhancements. For other guarantees, this amount primarily represents the notional amount or UPB of our interest rate and market value guarantees and guarantees of third-party derivatives. For certain of our other guarantees, our exposure may be unlimited; however, we generally reduce our exposure through separate derivative contracts with third parties.
(2)For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our condensed consolidated balance sheets and excludes our allowance for credit losses on off-balance sheet credit exposures. For other guarantees, this amount represents the fair value of the contract.

Freddie Mac 3Q 2021 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

The table below shows the payment status of the mortgage loans underlying our guarantees that are not measured at fair value.
Table 5.2 – UPB of Loans Underlying Our Guarantees by Payment Status

	September 30, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-family	$39,706	$1,870	$633	$2,614	$44,823
Multifamily(2)	366,061	39	19	457	366,576
Total	$405,767	$1,909	$652	$3,071	$411,399

	December 31, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-family	$37,187	$2,204	$945	$3,922	$44,258
Multifamily(2)	339,614	87	62	557	340,320
Total	$376,801	$2,291	$1,007	$4,479	$384,578
(1)Loan-level payment status is not available for certain guarantees totaling $0.4 billion and $0.7 billion as of September 30, 2021 and December 31, 2020, respectively, and therefore is not included in the table above.
(2)As of September 30, 2021 and December 31, 2020, includes $1.3 billion and $6.9 billion, respectively, of multifamily loans in forbearance that are reported as current.
Other Off-Balance Sheet Credit Exposures
In addition to our guarantees, we enter into other agreements that expose us to off-balance sheet credit risk, primarily related to our multifamily business, including certain purchase commitments that are not accounted for as derivative instruments, liquidity guarantees, unfunded lending arrangements and other similar commitments. These agreements may require us to transfer cash before or upon settlement of our contractual obligation. We recognize an allowance for credit losses for those agreements not measured at fair value or otherwise recognized in the financial statements. The total notional value of off-balance sheet credit exposures was $15.4 billion as of September 30, 2021 and December 31, 2020. See Note 7 for additional discussion of our allowance for credit losses on our off-balance sheet credit exposures.
We also have certain multifamily purchase commitments totaling $9.5 billion and $5.5 billion at September 30, 2021 and December 31, 2020, respectively, that are excluded from the amounts above as they are not included in our allowance for credit losses. We have elected the fair value option for certain of these commitments.

Freddie Mac 3Q 2021 Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	September 30, 2021	December 31, 2020
Trading securities	$52,723	$44,458
Available-for-sale securities	4,207	15,367
Total fair value of investment securities	$56,930	$59,825
As of September 30, 2021 and December 31, 2020, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
Trading Securities

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	September 30, 2021	December 31, 2020
Mortgage-related securities:
Agency	$22,210	$17,504
Non-agency	—	1
Total mortgage-related securities	22,210	17,505
Non-mortgage-related securities	30,513	26,953
Total fair value of trading securities	$52,723	$44,458
For trading securities held at September 30, 2021, we recorded net unrealized gains (losses) of ($480) million and ($1,229) million during 3Q 2021 and YTD 2021, respectively. For trading securities held at September 30, 2020, we recorded net unrealized gains (losses) of ($161) million and $171 million during 3Q 2020 and YTD 2020, respectively.
Available-for-Sale Securities

At September 30, 2021 and December 31, 2020, all available-for-sale securities were mortgage-related securities. We had no allowance for credit losses on our available-for-sale securities as of September 30, 2021 and December 31, 2020.
The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 6.3 - Available-for-Sale Securities

	September 30, 2021
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Available-for-sale securities:
Agency	$3,094	$153	($1)	$3,246	$7
Non-agency and other	700	261	—	961	3
Total available-for-sale securities	$3,794	$414	($1)	$4,207	$10

Freddie Mac 3Q 2021 Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

	December 31, 2020
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Available-for-sale securities:
Agency	$13,514	$794	($4)	$14,304	$36
Non-agency and other	830	233	—	1,063	4
Total available-for-sale securities	$14,344	$1,027	($4)	$15,367	$40
The fair value of our available-for-sale securities held at September 30, 2021 scheduled to contractually mature after ten years was $1.7 billion, with an additional $1.5 billion scheduled to contractually mature after five years through ten years.
Available-for-Sale Securities in a Gross Unrealized Loss Position

The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	September 30, 2021
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$36	$—	$87	($1)
Non-agency and other	1	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$37	$—	$87	($1)

	December 31, 2020
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Agency	$223	($2)	$144	($2)
Non-agency and other	17	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$240	($2)	$144	($2)
At September 30, 2021, the gross unrealized losses relate to 34 securities.
Realized Gains and Losses on Sales of Available-for-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 6.5 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	3Q 2021	3Q 2020	YTD 2021	YTD 2020
Gross realized gains	$14	$53	$534	$130
Gross realized losses	(4)	(27)	(57)	(87)
Net realized gains (losses)	$10	$26	$477	$43
Non-Cash Investing and Financing Activities

During YTD 2021 and YTD 2020, we recognized $32.4 billion and $22.2 billion, respectively, of investment securities in exchange for the issuance of debt securities of consolidated trusts through partial sales of commingled single-class securities that were previously consolidated.

Freddie Mac 3Q 2021 Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7
NOTE 7
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 7.1 - Details of the Allowance for Credit Losses

	3Q 2021			3Q 2020			YTD 2021			YTD 2020
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Beginning balance	$5,513	$96	$5,609	$6,916	$216	$7,132	$6,353	$200	$6,553	$5,233	$68	$5,301
Provision (benefit) for credit losses	(244)	1	(243)	320	7	327	(1,076)	(103)	(1,179)	2,110	155	2,265
Charge-offs	(288)	—	(288)	(122)	—	(122)	(729)	—	(729)	(407)	—	(407)
Recoveries collected	43	—	43	41	—	41	150	—	150	165	—	165
Other	268	—	268	39	—	39	594	—	594	93	—	93
Ending balance	$5,292	$97	$5,389	$7,194	$223	$7,417	$5,292	$97	$5,389	$7,194	$223	$7,417

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$4,490	$41	$4,531	$6,647	$126	$6,773
Advances of pre-foreclosure costs	592	—	592	383	—	383
Accrued interest receivable on mortgage loans	157	—	157	107	—	107
Off-balance sheet credit exposures	53	56	109	57	97	154
Total	$5,292	$97	$5,389	$7,194	$223	$7,417
3Q 2021 vs. 3Q 2020 and YTD 2021 vs. YTD 2020
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
●    Appreciation in realized house prices - The realized house price growth rates were higher in the 2021 periods and, as a result, further reduced our estimate of expected credit losses as the higher house prices decreased both the probability and severity of expected credit losses.
■    This was partially offset by an increase in expected losses on new single-family loans due to growth in our single-family mortgage portfolio. We recognize expected credit losses at the time of loan acquisition.
In addition, charge-offs increased due to an increase in the number of loans we placed on non-accrual status in the 2021 periods.

Freddie Mac 3Q 2021 Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
Table 8.1 - Credit Enhancement Receivables

(In millions)	September 30, 2021	December 31, 2020
Freestanding credit enhancement expected recovery receivables, net of allowance	$157	$677
Primary mortgage insurance receivables(1), net of allowance	71	74
Total credit enhancement receivables	$228	$751
(1)Excludes $433 million and $444 million of deferred payment obligations associated with unpaid claim amounts as of September 30, 2021 and December 31, 2020, respectively. We have reserved for substantially all these unpaid amounts as collectability is uncertain.
For information about counterparty credit risk associated with mortgage insurers and other credit enhancement providers, see Note 16.
Single-Family Credit Enhancements

The table below presents the UPB and maximum coverage related to our single-family credit enhancements.
Table 8.2 - Single-Family Credit Enhancements

		September 30, 2021		December 31, 2020
(In millions)	Credit Enhancement Accounting Treatment	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Primary mortgage insurance(3)	Attached	$528,184	$130,218	$472,881	$116,973
STACR:
Trust notes	Freestanding	674,897	21,036	488,251	17,288
Debt notes	Debt	243,770	9,701	365,482	12,377
Insurance/reinsurance(4)	Freestanding	945,982	15,652	876,815	11,586
Subordination:
Nonconsolidated VIEs	Guarantee	34,040	5,892	34,671	5,718
Consolidated VIEs	Debt	5,140	311	9,499	464
Lender risk-sharing	Freestanding	4,815	4,377	5,731	4,831
Other	Primarily attached	165	162	374	371
Total single-family credit enhancements			$187,349		$169,608
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
(2)For STACR transactions, represents the outstanding balance held by third parties. For insurance/reinsurance transactions, represents the remaining aggregate limit of insurance purchased from third parties. For subordination, represents the outstanding UPB of the securities that are held by third parties and are subordinate to the securities we guarantee. For lender risk-sharing, represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements.
(3)Amounts exclude certain loans for which we do not control servicing, as the coverage information for these loans is not readily available to us.
(4)As of September 30, 2021 and December 31, 2020, substantially all of our counterparties posted sufficient collateral on our ACIS transactions to meet the minimum collateral requirements of the ACIS program, which are based on a combination of factors, including counterparty credit risk of the reinsurer and the structure and risk profile of the transaction.

Freddie Mac 3Q 2021 Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Multifamily Credit Enhancements

The table below presents the UPB and maximum coverage related to our multifamily credit enhancements.
Table 8.3 - Multifamily Credit Enhancements

		September 30, 2021		December 31, 2020
(In millions)	Credit Enhancement Accounting Treatment	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Subordination:
Nonconsolidated VIEs	Guarantee	$355,710	$44,046	$328,897	$42,799
Lender risk-sharing	Freestanding	3,814	718	3,317	598
Insurance/reinsurance(3)	Freestanding	5,298	187	5,383	190
SCR:
Trust notes	Freestanding	8,846	503	—	—
Debt notes	Debt	2,093	105	2,217	111
Other	Primarily debt	1,139	379	2,211	453
Total multifamily credit enhancements			$45,938		$44,151
(1)Represents the current UPB of the mortgage assets included in the associated reference pool or securitization trust, as applicable. Underlying loans may be covered by more than one form of credit enhancement. Prior periods have been revised to conform to the current period presentation.
(2)For subordination, represents the outstanding UPB of the securities that are held by third parties and are subordinate to the securities we guarantee. For lender risk-sharing, represents the remaining amount of loss recovery that is available subject to the terms of counterparty agreements. For insurance/reinsurance transactions, represents the remaining aggregate limit of insurance purchased from third parties. For SCR transactions, represents the outstanding balance held by third parties. Prior periods have been revised to conform to the current period presentation.
(3)As of September 30, 2021 and December 31, 2020, the counterparties to our insurance/reinsurance transactions have complied with the minimum collateral requirements. Minimum collateral requirements are assessed on each deal based on a combination of factors, including counterparty credit risk of the reinsurer and the structure and risk profile of the transaction.
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

Freddie Mac 3Q 2021 Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Debt
The table below summarizes the balances of total debt per our condensed consolidated balance sheets.
Table 9.1 - Total Debt

(In millions)	September 30, 2021	December 31, 2020
Debt securities of consolidated trusts held by third parties	$2,701,530	$2,308,176
Debt of Freddie Mac:
Short-term debt	—	4,955
Long-term debt	193,896	279,415
Total debt of Freddie Mac	193,896	284,370
Total debt	$2,895,426	$2,592,546
As of September 30, 2021, our aggregate indebtedness was $197.6 billion, which was below the current $300.0 billion debt cap limit imposed by the Purchase Agreement. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Debt Securities of Consolidated Trusts Held by Third Parties

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.
Table 9.2 - Debt Securities of Consolidated Trusts Held by Third Parties

	September 30, 2021				December 31, 2020
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-family:
30-year or more, fixed-rate	2021 - 2061	$2,096,351	$2,154,881	2.68%	2021 - 2060	$1,799,065	$1,855,438	3.07%
20-year fixed-rate	2021 - 2041	122,738	126,011	2.46	2021 - 2041	97,520	100,498	2.84
15-year fixed-rate	2021 - 2036	368,734	377,973	2.19	2021 - 2036	303,142	310,612	2.46
Adjustable-rate	2021 - 2051	21,025	21,510	2.35	2021 - 2051	23,964	24,484	2.76
Interest-only	2026 - 2051	2,893	3,075	2.47	2026 - 2041	3,671	3,736	3.15
FHA/VA	2022 - 2051	841	857	3.65	2021 - 2050	752	769	4.04
Total single-family		2,612,582	2,684,307			2,228,114	2,295,537
Multifamily	2021 - 2051	16,994	17,223	2.19	2021 - 2050	12,488	12,639	2.43
Total debt of consolidated trusts held by third parties		$2,629,576	$2,701,530			$2,240,602	$2,308,176
(1)Includes $448 million and $205 million at September 30, 2021 and December 31, 2020, respectively, of debt securities of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt securities of consolidated trusts held by third parties was 1.58% and 1.76% as of September 30, 2021 and December 31, 2020, respectively.

Freddie Mac 3Q 2021 Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Debt of Freddie Mac

The table below summarizes the balances and effective interest rates for debt of Freddie Mac.
Table 9.3 - Total Debt of Freddie Mac

	September 30, 2021			December 31, 2020
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Short-term debt:
Discount notes and Reference Bills	$—	$—	—%	$11	$11	0.69%
Medium-term notes	—	—	—	4,944	4,944	1.31
Securities sold under agreements to repurchase(3)	3,455	3,455	(0.01)	—	—	—
Total short-term debt	3,455	3,455	(0.01)	4,955	4,955	1.31
Long-term debt:
Original maturities on or before December 31,
2021	13,498	13,498	0.79	43,422	43,417	0.95
2022	48,707	48,726	0.78	61,071	61,092	0.68
2023	39,963	39,913	0.46	61,998	61,920	0.45
2024	13,364	13,345	0.46	21,679	21,651	0.61
2025	35,471	35,126	0.83	44,342	43,944	0.84
Thereafter	36,602	34,892	2.62	36,386	34,583	2.64
STACR and SCR debt(4)	9,806	9,651	4.23	12,488	12,342	4.18
Hedging-related basis adjustments	N/A	(1,255)		N/A	466
Total long-term debt	197,411	193,896	1.20	281,386	279,415	1.09
Total debt of Freddie Mac(5)	$200,866	$197,351		$286,341	$284,370
(1)Represents par value, net of associated discounts or premiums and issuance cost. Includes $1.5 billion and $2.4 billion at September 30, 2021 and December 31, 2020, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected.
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
(5)Carrying amount for debt of Freddie Mac includes callable debt of $70.4 billion and $124.0 billion at September 30, 2021 and December 31, 2020, respectively.
Non-Cash Investing and Financing Activities

During 3Q 2020, we issued $0.8 billion of debt of Freddie Mac in exchange for cash collateral that was previously pledged by sellers. This debt issuance represents a non-cash transaction.

Freddie Mac 3Q 2021 Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

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

Freddie Mac 3Q 2021 Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 10.1 - Derivative Assets and Liabilities at Fair Value

	September 30, 2021			December 31, 2020
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$615,568	$1,910	($4,465)	$559,596	$2,639	($7,091)
Written options	32,882	—	(1,634)	18,259	—	(735)
Purchased options(1)	163,055	4,011	—	169,995	5,265	—
Futures	82,170	—	—	181,702	—	—
Total interest-rate management derivatives	893,675	5,921	(6,099)	929,552	7,904	(7,826)
Mortgage commitment derivatives:
Forward contracts to purchase mortgage loans	12,218	11	(38)	37,122	183	—
Forward contracts to purchase mortgage-related securities	30,606	6	(170)	45,185	203	—
Forward contracts to sell mortgage-related securities	83,885	456	(16)	136,802	2	(759)
Total mortgage commitment derivatives	126,709	473	(224)	219,109	388	(759)
CRT-related derivatives	31,530	22	(33)	28,949	61	(47)
Other	6,625	2	(23)	4,029	2	(16)
Total derivatives not designated as hedges	1,058,539	6,418	(6,379)	1,181,639	8,355	(8,648)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	141,214	74	(1,602)	180,686	224	(500)
Total derivatives designated as fair value hedges	141,214	74	(1,602)	180,686	224	(500)
Derivative interest receivable (payable)(2)		407	(459)		455	(523)
Netting adjustments(3)		(5,946)	8,051		(7,829)	8,717
Total derivative portfolio, net	$1,199,753	$953	($389)	$1,362,325	$1,205	($954)
(1)Includes swaptions on credit indices with a notional or contractual amount of $11.4 billion and $16.8 billion at September 30, 2021 and December 31, 2020, respectively, and a fair value of $3.0 million and $9.0 million at September 30, 2021 and December 31, 2020, respectively.
(2)Includes other derivative receivables and payables.
(3)Represents counterparty netting and cash collateral netting.
See Note 11 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac 3Q 2021 Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our condensed consolidated statements of comprehensive income (loss) as investment gains (losses), net.
Table 10.2 - Gains and Losses on Derivatives

(In millions)	3Q 2021	3Q 2020	YTD 2021	YTD 2020
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$649	$1,048	$2,303	($2,815)
Written options	(9)	37	(165)	(228)
Purchased options	(225)	(580)	(859)	3,202
Futures	30	(33)	189	(2,481)
Total interest-rate risk management derivatives fair value gains (losses)	445	472	1,468	(2,322)
Mortgage commitment derivatives	46	(335)	662	(1,457)
CRT-related derivatives	(2)	48	(29)	169
Other	14	18	22	55
Total derivatives not designated as hedges fair value gains (losses)	503	203	2,123	(3,555)
Accrual of periodic cash settlements(1)	(471)	(540)	(1,283)	(1,045)
Total	$32	($337)	$840	($4,600)
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
Table 10.3 - Gains and Losses on Fair Value Hedges

	3Q 2021		3Q 2020
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$15,791	($11,373)	$14,849	($11,392)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	38	—	(121)	—
Derivatives designated as hedging instruments	(58)	—	239	—
Interest accruals on hedging instruments	(14)	—	(128)	—
Discontinued hedge-related basis adjustments amortization	(332)	—	(943)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	211	—	210
Derivatives designated as hedging instruments	—	(256)	—	(219)
Interest accruals on hedging instruments	—	236	—	266
Discontinued hedge-related basis adjustments amortization	—	6	—	15

Freddie Mac 3Q 2021 Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

	YTD 2021		YTD 2020
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$44,923	($32,099)	$48,157	($39,039)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(399)	—	5,442	—
Derivatives designated as hedging instruments	379	—	(5,315)	—
Interest accruals on hedging instruments	(267)	—	(313)	—
Discontinued hedge-related basis adjustments amortization	(1,624)	—	(1,891)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	1,725	—	(258)
Derivatives designated as hedging instruments	—	(1,876)	—	254
Interest accruals on hedging instruments	—	739	—	553
Discontinued hedge-related basis adjustments amortization	—	14	—	52
Cumulative Basis Adjustments Due to Fair Value Hedging

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 10.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	September 30, 2021
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$705,615	$3,094	$—	$3,094	$—	$—
Debt	(126,821)	1,255	—	(26)	—	—

	December 31, 2020
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$478,077	$5,117	($318)	$5,435	$220,301	$9,112
Debt	(176,512)	(466)	—	(38)	—	—

Freddie Mac 3Q 2021 Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

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
As of September 1, 2021, Freddie Mac is subject to new initial margin requirements for OTC derivative transactions. As of September 30, 2021, the new initial margin requirements did not have a significant impact on our collateral posting arrangements.
The table below presents offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements.
Table 11.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	September 30, 2021
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$6,374	($4,800)	($1,197)	$377	($354)	$23
Cleared and exchange-traded derivatives	28	(7)	58	79	—	79
Mortgage commitment derivatives	473	—	—	473	—	473
Other	24	—	—	24	—	24
Total derivatives	6,899	(4,807)	(1,139)	953	(354)	599
Securities purchased under agreements to resell	88,770	(3,455)	—	85,315	(85,315)	—
Total	$95,669	($8,262)	($1,139)	$86,268	($85,669)	$599
Liabilities:
Derivatives:
OTC derivatives	($8,144)	$4,800	$3,238	($106)	$—	($106)
Cleared and exchange-traded derivatives	(16)	7	6	(3)	3	—
Mortgage commitment derivatives	(224)	—	—	(224)	—	(224)
Other	(56)	—	—	(56)	—	(56)
Total derivatives	(8,440)	4,807	3,244	(389)	3	(386)
Securities sold under agreements to repurchase	(3,455)	3,455	—	—	—	—
Total	($11,895)	$8,262	$3,244	($389)	$3	($386)
Referenced footnotes are included after the next table.

Freddie Mac 3Q 2021 Form 10-Q	103

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	December 31, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$8,566	($5,932)	($1,957)	$677	($648)	$29
Cleared and exchange-traded derivatives	17	—	60	77	—	77
Mortgage commitment derivatives	388	—	—	388	—	388
Other	63	—	—	63	—	63
Total derivatives	9,034	(5,932)	(1,897)	1,205	(648)	557
Securities purchased under agreements to resell	105,003	—	—	105,003	(105,003)	—
Total	$114,037	($5,932)	($1,897)	$106,208	($105,651)	$557
Liabilities:
Derivatives:
OTC derivatives	($8,812)	$5,932	$2,759	($121)	$—	($121)
Cleared and exchange-traded derivatives	(37)	—	26	(11)	—	(11)
Mortgage commitment derivatives	(759)	—	—	(759)	—	(759)
Other	(63)	—	—	(63)	—	(63)
Total derivatives	(9,671)	5,932	2,785	(954)	—	(954)
Securities sold under agreements to repurchase	—	—	—	—	—	—
Total	($9,671)	$5,932	$2,785	($954)	$—	($954)
(1)Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.
(2)Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets.
Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. We had $1.7 billion and $2.8 billion pledged to us as collateral that was invested as part of our other investments portfolio as of September 30, 2021 and December 31, 2020, respectively.
We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At September 30, 2021 and December 31, 2020, we had $44.4 billion and $85.8 billion, respectively, of securities pledged to us in these transactions. In addition, as of September 30, 2021 and December 31, 2020, we had $0.8 billion of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge.
Collateral Pledged by Freddie Mac
For cash collateral related to commitments and securities purchased under agreements to resell transactions primarily with central clearing organizations, we posted less than $0.1 billion cash collateral as of September 30, 2021 and $1.3 billion as of December 31, 2020.

Freddie Mac 3Q 2021 Form 10-Q	104

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 11.2 - Collateral in the Form of Securities Pledged

	September 30, 2021
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$1,711	$3,456	$1,212	$6,379
Total securities pledged	$1,711	$3,456	$1,212	$6,379

	December 31, 2020
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Debt securities of consolidated trusts(2)	$121	$—	$345	$466
Trading securities	1,920	—	1,163	3,083
Total securities pledged	$2,041	$—	$1,508	$3,549
(1)Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
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
Table 11.3 - Underlying Collateral Pledged

	September 30, 2021
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
U.S. Treasury securities and other	$715	$2,741	$—	$—	$3,456

Freddie Mac 3Q 2021 Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Stockholders' Equity and Earnings Per Share
Accumulated Other Comprehensive Income

The table below presents changes in AOCI related to available-for-sale securities, cash flow hedges, and our defined benefit plans, after the effects of our federal statutory tax rate of 21% for the periods presented.
Table 12.1 - Changes in AOCI by Component, Net of Taxes

	3Q 2021
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$342	($188)	$32	$186
Other comprehensive income before reclassifications	(6)	—	—	(6)
Amounts reclassified from accumulated other comprehensive income	(8)	7	(3)	(4)
Changes in AOCI by component	(14)	7	(3)	(10)
Ending balance	$328	($181)	$29	$176

	YTD 2021
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$810	($206)	$39	$643
Other comprehensive income before reclassifications	(105)	—	(1)	(106)
Amounts reclassified from accumulated other comprehensive income	(377)	25	(9)	(361)
Changes in AOCI by component	(482)	25	(10)	(467)
Ending balance	$328	($181)	$29	$176

	3Q 2020
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$1,210	($220)	$58	$1,048
Other comprehensive income before reclassifications	4	—	—	4
Amounts reclassified from accumulated other comprehensive income	(20)	6	(4)	(18)
Changes in AOCI by component	(16)	6	(4)	(14)
Ending balance	$1,194	($214)	$54	$1,034

	YTD 2020
(In millions)	AOCI Related to Available- for-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$618	($244)	$64	$438
Other comprehensive income before reclassifications	610	—	2	612
Amounts reclassified from accumulated other comprehensive income	(34)	30	(12)	(16)
Changes in AOCI by component	576	30	(10)	596
Ending balance	$1,194	($214)	$54	$1,034

Freddie Mac 3Q 2021 Form 10-Q	106

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line items in our condensed consolidated statements of comprehensive income (loss).
Table 12.2 - Reclassifications from AOCI to Net Income

(In millions)	3Q 2021	3Q 2020	YTD 2021	YTD 2020
AOCI related to available-for-sale securities
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Investment gains (losses), net	$10	$26	$477	$43
Income tax (expense) benefit	(2)	(6)	(100)	(9)
Net of tax	8	20	377	34
AOCI related to cash flow hedge relationships
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Interest expense	(9)	(9)	(30)	(39)
Income tax (expense) benefit	2	3	5	9
Net of tax	(7)	(6)	(25)	(30)
AOCI related to defined benefit plans
Affected line items on the condensed consolidated statements of comprehensive income (loss):
Salaries and employee benefits	4	5	12	15
Income tax (expense) benefit	(1)	(1)	(3)	(3)
Net of tax	3	4	9	12
Total reclassifications in the period, net of tax	$4	$18	$361	$16
Senior Preferred Stock

Pursuant to the January 2021 Letter Agreement, the company will not be required to pay a dividend to Treasury until we have built sufficient capital to meet the capital requirements and buffers set forth in the ERCF. Accordingly, the company was not required to pay a dividend to Treasury on the senior preferred stock in September 2021. As the company builds capital during this period, the quarterly increases in our Net Worth Amount have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. As a result, the liquidation preference of the senior preferred stock increased from $91.4 billion as of June 30, 2021 to $95.0 billion on September 30, 2021 based on the $3.6 billion increase in the Net Worth Amount during 2Q 2021. The liquidation preference will increase to $98.0 billion on December 31, 2021 based on the $2.9 billion increase in our Net Worth Amount during 3Q 2021. See Note 2 for additional information.
As of September 30, 2021, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement.

Freddie Mac 3Q 2021 Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

The table below provides a summary of our senior preferred stock outstanding at September 30, 2021.
Table 12.3 - Senior Preferred Stock

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw Adjustment Dates:
September 8, 2008	1.00	1.00	$1.00	$1,000	$1,000
December 31, 2017	—	—	—	N/A	3,000
September 30, 2019	—	—	—	N/A	1,826
December 31, 2019	—	—	—	N/A	1,848
March 31, 2020	—	—	—	N/A	2,448
June 30, 2020	—	—	—	N/A	382
September 30, 2020	—	—	—	N/A	1,938
December 31, 2020	—	—	—	N/A	2,449
March 31, 2021	—	—	—	N/A	2,522
June 30, 2021	—	—	—	N/A	2,378
September 30, 2021	—	—	—	N/A	3,611
Total non-draw adjustments	1.00	1.00	1.00		23,402
Draw Dates:
November 24, 2008	—	—	—	N/A	13,800
March 31, 2009	—	—	—	N/A	30,800
June 30, 2009	—	—	—	N/A	6,100
June 30, 2010	—	—	—	N/A	10,600
September 30, 2010	—	—	—	N/A	1,800
December 30, 2010	—	—	—	N/A	100
March 31, 2011	—	—	—	N/A	500
September 30, 2011	—	—	—	N/A	1,479
December 30, 2011	—	—	—	N/A	5,992
March 30, 2012	—	—	—	N/A	146
June 29, 2012	—	—	—	N/A	19
March 30, 2018	—	—	—	N/A	312
Total draw adjustments	—	—	—		71,648
Total senior preferred stock	1.00	1.00	$1.00		$95,050

Stock Issuances and Repurchases

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during YTD 2021, except for issuances of treasury stock related to stock based compensation granted prior to conservatorship.
Dividends and Dividend Restrictions

No common dividends were declared during YTD 2021. As a result of the increase in the applicable Capital Reserve Amount pursuant to the January 2021 Letter Agreement, we have not declared or paid a dividend on the senior preferred stock during YTD 2021. We also have not declared or paid dividends on any other series of Freddie Mac preferred stock outstanding during YTD 2021.
Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in Note 13 in our 2020 Annual Report.

Freddie Mac 3Q 2021 Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13
NOTE 13
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of comprehensive income (loss).
Table 13.1 - Components of Net Interest Income

(In millions)	3Q 2021	3Q 2020	YTD 2021	YTD 2020
Interest income
Mortgage loans	$15,124	$14,134	$42,969	$45,792
Investment securities	627	659	1,854	1,948
Other	40	56	100	417
Total interest income	15,791	14,849	44,923	48,157
Interest expense
Debt securities of consolidated trusts held by third parties	(10,954)	(10,847)	(30,742)	(36,269)
Debt of Freddie Mac:
Short-term debt	—	(38)	(2)	(598)
Long-term debt	(419)	(507)	(1,355)	(2,172)
Total interest expense	(11,373)	(11,392)	(32,099)	(39,039)
Net interest income	4,418	3,457	12,824	9,118
Benefit (provision) for credit losses	243	(327)	1,179	(2,265)
Net interest income after benefit (provision) for credit losses	$4,661	$3,130	$14,003	$6,853

Freddie Mac 3Q 2021 Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14
NOTE 14
Investment Gains (Losses), Net
The table below presents the components of investment gains (losses), net on our condensed consolidated statements of comprehensive income (loss).
Table 14.1 - Components of Investment Gains (Losses), Net

(In millions)	3Q 2021	3Q 2020	YTD 2021	YTD 2020
Investment gains (losses), net:
Mortgage loans gains (losses)	$784	$1,769	$2,501	$3,987
Investment securities gains (losses)	(480)	(285)	(1,317)	835
Debt gains (losses)	47	(25)	203	735
Derivative gains (losses)	32	(337)	840	(4,600)
Investment gains (losses), net	$383	$1,122	$2,227	$957

Freddie Mac 3Q 2021 Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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

Freddie Mac 3Q 2021 Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

The table below presents the financial results for our Single-family and Multifamily segments.
Table 15.1 - Segment Financial Results

	3Q 2021
(In millions)	Single-family	Multifamily	Total
Net interest income	$4,080	$338	$4,418
Non-interest income (loss)
Guarantee income	(20)	266	246
Investment gains (losses), net	(247)	630	383
Other income (loss)	148	52	200
Non-interest income (loss)	(119)	948	829
Net revenues	3,961	1,286	5,247
Benefit (provision) for credit losses	244	(1)	243
Non-interest expense
Administrative expense	(479)	(148)	(627)
Credit enhancement expense	(371)	(15)	(386)
Benefit for (decrease in) credit enhancement recoveries	(59)	(1)	(60)
REO operations income (expense)	9	—	9
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(602)	—	(602)
Other expense	(170)	(8)	(178)
Non-interest expense	(1,672)	(172)	(1,844)
Income (loss) before income tax (expense) benefit	2,533	1,113	3,646
Income tax (expense) benefit	(505)	(222)	(727)
Net income (loss)	2,028	891	2,919
Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	14	(28)	(14)
Changes in unrealized gains (losses) related to cash flow hedge relationships	7	—	7
Changes in defined benefit plans	(3)	—	(3)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	18	(28)	(10)
Comprehensive income (loss)	$2,046	$863	$2,909

Freddie Mac 3Q 2021 Form 10-Q	112

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2021
(In millions)	Single-family	Multifamily	Total
Net interest income	$11,848	$976	$12,824
Non-interest income (loss)
Guarantee income	79	771	850
Investment gains (losses), net	190	2,037	2,227
Other income (loss)	408	77	485
Non-interest income (loss)	677	2,885	3,562
Net revenues	12,525	3,861	16,386
Benefit (provision) for credit losses	1,076	103	1,179
Non-interest expense
Administrative expense	(1,470)	(447)	(1,917)
Credit enhancement expense	(1,057)	(33)	(1,090)
Benefit for (decrease in) credit enhancement recoveries	(494)	(16)	(510)
REO operations income (expense)	(6)	—	(6)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(1,706)	—	(1,706)
Other expense	(551)	(21)	(572)
Non-interest expense	(5,284)	(517)	(5,801)
Income (loss) before income tax (expense) benefit	8,317	3,447	11,764
Income tax (expense) benefit	(1,696)	(703)	(2,399)
Net income (loss)	6,621	2,744	9,365
Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	(400)	(82)	(482)
Changes in unrealized gains (losses) related to cash flow hedge relationships	25	—	25
Changes in defined benefit plans	(9)	(1)	(10)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(384)	(83)	(467)
Comprehensive income (loss)	$6,237	$2,661	$8,898

Freddie Mac 3Q 2021 Form 10-Q	113

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	3Q 2020
(In millions)	Single-family	Multifamily	Total
Net interest income	$3,168	$289	$3,457
Non-interest income (loss)
Guarantee income	40	275	315
Investment gains (losses), net	82	1,040	1,122
Other income (loss)	129	43	172
Non-interest income (loss)	251	1,358	1,609
Net revenues	3,419	1,647	5,066
Benefit (provision) for credit losses	(320)	(7)	(327)
Non-interest expense
Administrative expense	(513)	(128)	(641)
Credit enhancement expense	(260)	(7)	(267)
Benefit for (decrease in) credit enhancement recoveries	26	(6)	20
REO operations income (expense)	(40)	—	(40)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(467)	—	(467)
Other expense	(228)	(9)	(237)
Non-interest expense	(1,482)	(150)	(1,632)
Income (loss) before income tax (expense) benefit	1,617	1,490	3,107
Income tax (expense) benefit	(335)	(309)	(644)
Net income (loss)	1,282	1,181	2,463
Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	(12)	(4)	(16)
Changes in unrealized gains (losses) related to cash flow hedge relationships	6	—	6
Changes in defined benefit plans	(4)	—	(4)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(10)	(4)	(14)
Comprehensive income (loss)	$1,272	$1,177	$2,449

Freddie Mac 3Q 2021 Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

	YTD 2020
(In millions)	Single-family	Multifamily	Total
Net interest income	$8,243	$875	$9,118
Non-interest income (loss)
Guarantee income	82	1,079	1,161
Investment gains (losses), net	45	912	957
Other income (loss)	270	131	401
Non-interest income (loss)	397	2,122	2,519
Net revenues	8,640	2,997	11,637
Benefit (provision) for credit losses	(2,110)	(155)	(2,265)
Non-interest expense
Administrative expense	(1,457)	(372)	(1,829)
Credit enhancement expense	(715)	(16)	(731)
Benefit for (decrease in) credit enhancement recoveries	684	24	708
REO operations income (expense)	(139)	—	(139)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(1,341)	—	(1,341)
Other expense	(457)	(23)	(480)
Non-interest expense	(3,425)	(387)	(3,812)
Income (loss) before income tax (expense) benefit	3,105	2,455	5,560
Income tax (expense) benefit	(640)	(507)	(1,147)
Net income (loss)	2,465	1,948	4,413
Other comprehensive income (loss), net of taxes and reclassification adjustments
Changes in unrealized gains (losses) related to available-for-sale securities	457	119	576
Changes in unrealized gains (losses) related to cash flow hedge relationships	30	—	30
Changes in defined benefit plans	(9)	(1)	(10)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	478	118	596
Comprehensive income (loss)	$2,943	$2,066	$5,009
We measure total assets for our reportable segments based on the mortgage portfolio for each segment. We operate our business in the U.S. and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the U.S. and its territories.
The table below presents total assets for our Single-family and Multifamily segments.
Table 15.2 - Segment Assets

(In millions)	September 30, 2021	December 31, 2020
Single-family	$2,682,406	$2,326,426
Multifamily	404,467	388,347
Total segment assets	3,086,873	2,714,773
Reconciling items(1)	(148,889)	(87,358)
Total assets per condensed consolidated balance sheets	$2,937,984	$2,627,415

(1)Reconciling items include assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 3Q 2021 Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

NOTE 16
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of the approximately $2.7 trillion and $2.3 trillion UPB of our single-family mortgage portfolio as of September 30, 2021 and December 31, 2020, respectively. See Note 4, Note 6, and Note 7 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.
Table 16.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	September 30, 2021			December 31, 2020			YTD 2021(1)		YTD 2020(1)
(Dollars in billions)	Portfolio UPB(2)	% of Portfolio	SDQ Rate	Portfolio UPB(2)	% of Portfolio	SDQ Rate	Credit Losses Amount	% of Credit Losses(3)	Credit Losses Amount	% of Credit Losses
Region:(4)
West	$831	31%	1.24%	$720	31%	2.41%	$—	NM	$—	5%
Northeast	636	24	1.82	549	24	3.16	—	NM	0.1	40
North Central	401	15	1.23	357	15	2.06	—	NM	0.1	27
Southeast	436	16	1.57	375	16	2.95	—	NM	0.1	18
Southwest	378	14	1.41	325	14	2.59	—	NM	—	10
Total	$2,682	100%	1.46	$2,326	100%	2.64	$—	NM	$0.3	100%
State:
California	$486	18%	1.36	$424	18%	2.64	$—	NM	$—	4%
Texas	167	6	1.62	145	6	3.11	—	NM	—	3
Florida	159	6	1.83	135	6	3.70	—	NM	—	10
New York	116	4	2.75	103	4	4.56	—	NM	—	12
Illinois	106	4	1.88	96	4	2.96	—	NM	0.1	14
All other	1,648	62	1.31	1,423	62	2.34	—	NM	0.2	57
Total	$2,682	100%	1.46	$2,326	100%	2.64	$—	NM	$0.3	100%
(1)Excludes credit losses related to charge-offs of accrued interest receivables.
(2)Excludes $458 million and $505 million in UPB of loans underlying certain securitization products for which data was not available as of September 30, 2021 and December 31, 2020, respectively.
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

Freddie Mac 3Q 2021 Form 10-Q	116

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

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
Presented below is a summary of the serious delinquency rates of certain higher-risk categories (based on characteristics of the loan at origination) of loans in our single-family mortgage portfolio. The table presents each higher-risk category in isolation. A single loan may fall within more than one category (e.g., a loan with an original LTV ratio greater than 90% may also have a credit score at origination less than 620). Loans with a combination of these attributes will have an even higher risk of delinquency than those with an individual attribute.
Table 16.2 - Certain Higher Risk Categories in Our Single-Family Mortgage Portfolio

	% of Portfolio(1)		SDQ Rate(1)
(% of portfolio based on UPB)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Alt-A	1%	1%	7.93%	10.66%
Original LTV ratio greater than 90%(2)	13	15	2.67	4.25
Lower credit scores at origination (less than 620)	1	1	8.37	11.00
(1)Excludes $458 million and $505 million in UPB of loans underlying certain securitization products for which data was not available as of September 30, 2021 and December 31, 2020, respectively.
(2)Includes HARP loans, which we purchased as part of our participation in the MHA Program.
Sellers and Servicers

We acquire a significant portion of our single-family and multifamily loan purchase and guarantee volume from several large sellers. Single-family top 10 sellers provided 50% and 44% of our purchase and guarantee volume during YTD 2021 and YTD 2020, respectively. None of our single-family sellers provided 10% or more of our purchase and guarantee volume during these periods. The table below summarizes the concentration of multifamily sellers who provided 10% or more of our purchase and guarantee volume.
Table 16.3 - Multifamily Seller Concentration

Multifamily Sellers	YTD 2021	YTD 2020
CBRE Capital Markets, Inc.	15%	15%
Berkadia Commercial Mortgage LLC	14	14
Other top 10 sellers	49	48
Top 10 multifamily sellers	78%	77%
We purchase single-family loans from both depository and non-depository sellers. Non-depository institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. Our top five non-depository sellers provided approximately 30% and 24% of our single-family purchase volume during YTD 2021 and YTD 2020, respectively.

Freddie Mac 3Q 2021 Form 10-Q	117

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

Significant portions of our single-family and multifamily loans are serviced by several large servicers. The table below summarizes the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family mortgage portfolio and multifamily mortgage portfolio as of September 30, 2021 or December 31, 2020.
Table 16.4 - Servicer Concentration

Single-family Servicers	September 30, 2021(1)	December 31, 2020(1)
Wells Fargo Bank, N.A.	9%	11%
Other top 10 servicers	38	38
Top 10 single-family servicers	47%	49%

Multifamily Servicers(2)	September 30, 2021	December 31, 2020
CBRE Capital Markets, Inc.	17%	17%
Berkadia Commercial Mortgage LLC	14	13
JLL Real Estate Capital LLC	11	11
Other top 10 servicers	38	39
Top 10 multifamily servicers	80%	80%
(1)Percentage of servicing volume is based on the total single-family mortgage portfolio, which includes loans where we do not exercise servicing control. However, loans where we do not control servicing are not included for purposes of determining the concentration of servicers who serviced more than 10% of our single-family mortgage portfolio.
(2)Represents multifamily primary servicers.
Single-family loans utilize both depository and non-depository servicers. Some of these non-depository servicers have grown in recent years and now service a large share of our loans. As of September 30, 2021 and December 31, 2020, approximately 19% and 18%, respectively, of our single-family mortgage portfolio, excluding loans for which we do not exercise control over the associated servicing, was serviced by our five largest non-depository servicers, on a combined basis. We routinely monitor the performance of our largest non-depository servicers.
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
We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 7 for additional information. As of September 30, 2021, mortgage insurers provided coverage with maximum credit loss of $130.2 billion, for $528.2 billion of UPB, in connection with our single-family mortgage portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under other types of insurance. Changes in our expectations related to recovery and collectability from our credit enhancement providers may affect our estimates of expected credit losses, perhaps significantly.

Freddie Mac 3Q 2021 Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall mortgage insurance coverage.
Table 16.5 - Mortgage Insurer Concentration

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	September 30, 2021	December 31, 2020
Arch Mortgage Insurance Company	A	20%	20%
Mortgage Guaranty Insurance Corporation	BBB+	19	18
Radian Guaranty Inc.	BBB+	18	19
Essent Guaranty, Inc.	BBB+	15	16
Enact(3)	BBB	15	15
National Mortgage Insurance Corporation	BBB	12	10
Total		99%	98%
(1)    Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of September 30, 2021. Represents the lower of S&P and Moody's credit ratings stated in terms of the S&P equivalent.
(2)    Coverage amounts exclude coverage related to IMAGIN and certain loans for which we do not control servicing, and may include coverage provided by affiliates and subsidiaries of the counterparty.
(3)    Enact was previously known as Genworth Mortgage Insurance Corporation.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of both September 30, 2021 and December 31, 2020, we had cumulative unpaid deferred payment obligations of $0.4 billion from these insurers. We have reserved for substantially all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
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
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of September 30, 2021 and December 31, 2020, including amounts related to our consolidated VIEs, the balance in our other investments portfolio was $140.5 billion and $163.1 billion, respectively. The balances consist primarily of cash, securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities. As of September 30, 2021, all of our securities purchased under agreements to resell were fully collateralized. As of both September 30, 2021 and December 31, 2020, $0.8 billion of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty risk of these institutions.

Freddie Mac 3Q 2021 Form 10-Q	119

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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

Freddie Mac 3Q 2021 Form 10-Q	120

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents our assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.
Table 17.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2021
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$2,817	$429	$—	$3,246
Non-agency and other	—	1	960	—	961
Total available-for-sale securities, at fair value	—	2,818	1,389	—	4,207
Trading, at fair value:
Mortgage-related securities:
Agency	—	18,747	3,463	—	22,210
Non-mortgage-related securities	29,742	771	—	—	30,513
Total trading securities, at fair value	29,742	19,518	3,463	—	52,723
Total investments in securities	29,742	22,336	4,852	—	56,930
Mortgage loans:
Held-for-sale, at fair value	—	8,436	—	—	8,436

Derivative assets, net	15	6,454	23	—	6,492
Netting adjustments(1)	—	—	—	(5,539)	(5,539)
Total derivative assets, net	15	6,454	23	(5,539)	953
Other assets:
Guarantee assets, at fair value	—	—	5,843	—	5,843
Non-derivative purchase commitments, at fair value	—	158	—	—	158
All other, at fair value	—	—	77	—	77
Total other assets	—	158	5,920	—	6,078
Total assets carried at fair value on a recurring basis	$29,757	$37,384	$10,795	($5,539)	$72,397
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$169	$279	$—	$448
Debt of Freddie Mac, at fair value	—	1,424	112	—	1,536
Derivative liabilities, net	—	7,957	24	—	7,981
Netting adjustments(1)	—	—	—	(7,592)	(7,592)
Total derivative liabilities, net	—	7,957	24	(7,592)	389
Other liabilities:
Non-derivative purchase commitments, at fair value	—	11	—	—	11
All other, at fair value	—	—	1	—	1
Total other liabilities	—	11	1	—	12
Total liabilities carried at fair value on a recurring basis	$—	$9,561	$416	($7,592)	$2,385
Referenced footnote is included after the prior period table.

Freddie Mac 3Q 2021 Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$—	$13,778	$526	$—	$14,304
Non-agency and other	—	1	1,062	—	1,063
Total available-for-sale securities, at fair value	—	13,779	1,588	—	15,367
Trading, at fair value:
Mortgage-related securities:
Agency	—	14,246	3,258	—	17,504
Non-agency	—	—	1	—	1
Total mortgage-related securities	—	14,246	3,259	—	17,505
Non-mortgage-related securities	26,255	698	—	—	26,953
Total trading securities, at fair value	26,255	14,944	3,259	—	44,458
Total investments in securities	26,255	28,723	4,847	—	59,825
Mortgage loans:
Held-for-sale, at fair value	—	14,199	—	—	14,199

Derivative assets, net	—	8,516	63	—	8,579
Netting adjustments(1)	—	—	—	(7,374)	(7,374)
Total derivative assets, net	—	8,516	63	(7,374)	1,205
Other assets:
Guarantee assets, at fair value	—	—	5,509	—	5,509
Non-derivative purchase commitments, at fair value	—	158	—	—	158
All other, at fair value	—	—	108	—	108
Total other assets	—	158	5,617	—	5,775
Total assets carried at fair value on a recurring basis	$26,255	$51,596	$10,527	($7,374)	$81,004
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$2	$203	$—	$205
Debt of Freddie Mac, at fair value	—	2,267	120	—	2,387

Derivative liabilities, net	—	9,132	16	—	9,148
Netting adjustments(1)	—	—	—	(8,194)	(8,194)
Total derivative liabilities, net	—	9,132	16	(8,194)	954
Other liabilities:
Non-derivative purchase commitments, at fair value	—	1	—	—	1
All other, at fair value	—	—	3	—	3
Total other liabilities	—	1	3	—	4
Total liabilities carried at fair value on a recurring basis	$—	$11,402	$342	($8,194)	$3,550
(1)     Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

Freddie Mac 3Q 2021 Form 10-Q	122

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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
Table 17.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	3Q 2021
	Balance, July 1, 2021	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2021	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2021
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$476	$—	($7)	$—	$—	$—	($40)	$—	$—	$429	$—	($5)
Non-agency and other	998	6	19	—	—	—	(63)	—	—	960	6	15
Total available-for-sale mortgage-related securities	1,474	6	12	—	—	—	(103)	—	—	1,389	6	10
Trading, at fair value:
Mortgage-related securities:
Agency	3,523	(210)	—	344	—	(96)	(23)	—	(75)	3,463	(207)	—
Non-agency	—	—	—	—	—	—	—	—	—	—	—	—
Total trading mortgage-related securities	3,523	(210)	—	344	—	(96)	(23)	—	(75)	3,463	(207)	—
Derivative assets	25	(2)	—	—	—	—	—	—	—	23	(2)	—
Other assets:
Guarantee assets	5,869	(113)	—	—	333	—	(246)	—	—	5,843	(113)	—
All other, at fair value	70	11	—	(4)	4	—	(4)	—	—	77	11	—
Total other assets	5,939	(102)	—	(4)	337	—	(250)	—	—	5,920	(102)	—

	Balance, July 1, 2021	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2021	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2021
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$251	($8)	$—	($8)	$61	$—	($17)	$—	$—	$279	($4)	$—
Debt of Freddie Mac, at fair value	117	(3)	—	—	—	—	(2)	—	—	112	(3)	—
Derivative liabilities	23	3	—	—	—	—	(2)	—	—	24	—	—
All other, at fair value	—	(1)	—	2	—	—	—	—	—	1	(1)	—
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2021 Form 10-Q	123

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

	YTD 2021
	Balance, January 1, 2021	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2021	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2021
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$526	$—	($12)	$—	$—	$—	($85)	$—	$—	$429	$—	($10)
Non-agency and other	1,062	18	28	—	—	—	(148)	—	—	960	18	22
Total available-for-sale mortgage-related securities	1,588	18	16	—	—	—	(233)	—	—	1,389	18	12
Trading, at fair value:
Mortgage-related securities:
Agency	3,258	(562)	—	1,284	—	(276)	(61)	—	(180)	3,463	(565)	—
Non-agency	1	(1)	—	—	—	—	—	—	—	—	—	—
Total trading mortgage-related securities	3,259	(563)	—	1,284	—	(276)	(61)	—	(180)	3,463	(565)	—
Derivative assets	63	(40)	—	—	—	—	—	—	—	23	(40)	—
Other assets:
Guarantee asset	5,509	(196)	—	—	1,238	—	(708)	—	—	5,843	(196)	—
All other, at fair value	108	(19)	—	(3)	14	(9)	(14)	—	—	77	(19)	—
Total other assets	5,617	(215)	—	(3)	1,252	(9)	(722)	—	—	5,920	(215)	—

	Balance, January 1, 2021	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2021	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2021
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	($18)	$—	($8)	$150	$—	($48)	$—	$—	$279	($12)	$—
Debt of Freddie Mac, at fair value	120	(3)	—	—	1	—	(6)	—	—	112	(3)	—
Derivative liabilities	16	15	—	—	2	—	(9)	—	—	24	7	—
All other, at fair value	3	(6)	—	3	—	1	—	—	—	1	(6)	—
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2021 Form 10-Q	124

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

	3Q 2020
	Balance, July 1, 2020	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2020	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2020
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$814	$—	$—	$54	$—	($72)	($34)	$—	($127)	$635	$—	($1)
Non-agency and other	1,106	5	34	—	—	—	(40)	—	—	1,105	5	28
Total available-for-sale mortgage-related securities	1,920	5	34	54	—	(72)	(74)	—	(127)	1,740	5	27
Trading, at fair value:
Mortgage-related securities:
Agency	3,052	(78)	—	919	—	(212)	(16)	—	(417)	3,248	(50)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	3,053	(78)	—	919	—	(212)	(16)	—	(417)	3,249	(50)	—
Derivative assets	61	1	—	—	13	—	—	—	—	75	1	—
Other assets:
Guarantee assets	4,824	25	—	—	538	—	(208)	—	—	5,179	25	—
All other, at fair value	114	4	—	(6)	8	(7)	(3)	—	—	110	4	—
Total other assets	4,938	29	—	(6)	546	(7)	(211)	—	—	5,289	29	—

	Balance, July 1, 2020	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2020	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2020
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$202	$1	$—	$—	$—	$—	$—	$—	$—	$203	$1	$—
Debt of Freddie Mac, at fair value	123	(2)	—	—	17	—	(3)	—	—	135	(2)	—
Derivative liabilities	16	2	—	—	—	—	(3)	—	—	15	(1)	—
All other, at fair value	1	—	—	—	—	—	—	—	—	1	—	—
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2021 Form 10-Q	125

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

	YTD 2020
	Balance, January 1, 2020	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2020	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2020
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Agency	$1,960	$12	$44	$54	$—	($218)	($122)	$—	($1,095)	$635	$—	$3
Non-agency and other	1,267	12	(52)	—	—	—	(122)	—	—	1,105	12	(41)
Total available-for-sale mortgage-related securities	3,227	24	(8)	54	—	(218)	(244)	—	(1,095)	1,740	12	(38)
Trading, at fair value:
Mortgage-related securities:
Agency	2,709	(86)	—	1,187	—	(110)	(55)	—	(397)	3,248	(93)	—
Non-agency	1	—	—	—	—	—	—	—	—	1	—	—
Total trading mortgage-related securities	2,710	(86)	—	1,187	—	(110)	(55)	—	(397)	3,249	(93)	—
Derivative assets	16	45	—	—	14	—	—	—	—	75	44	—
Other assets:
Guarantee asset	4,426	289	—	—	1,048	—	(584)	—	—	5,179	289	—
All other, at fair value	120	(7)	—	(12)	20	(15)	4	—	—	110	(7)	—
Total other assets	4,546	282	—	(12)	1,068	(15)	(580)	—	—	5,289	282	—

	Balance, January 1, 2020	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2020	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2020(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2020
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	$—	$—	$—	$—	$—	$—	$—	$—	$203	$—	$—
Debt of Freddie Mac, at fair value	129	(2)	—	—	18	—	(10)	—	—	135	(2)	—
Derivative liabilities	37	(12)	—	—	2	—	(12)	—	—	15	(23)	—
All other, at fair value	1	—	—	—	—	—	—	—	—	1	—	—
(1)Transfers out of Level 3 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at September 30, 2021 and September 30, 2020, respectively. This amount includes any allowance for credit losses recorded on available-for-sale securities and amortization of basis adjustments.

Freddie Mac 3Q 2021 Form 10-Q	126

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 17.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	September 30, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(2)
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$341	Discounted cash flows	OAS	88 - 179 bps	88 bps
	76	Median of external sources	External pricing sources	$102.0 - $106.8	$104.8
	12	Other
Non-agency and other	800	Median of external sources	External pricing sources	$68.3 - $79.2	$73.1
	118	Single external source	External pricing sources	$100.9 - $100.9	$100.9
	42	Other
Trading, at fair value
Mortgage-related securities
Agency	2,891	Single external source	External pricing sources	$0.0 - $7,737.9	$513.8
	291	Median of external sources	External pricing sources	$3.9 - $4.5	$4.2
	280	Discounted cash flows	OAS	(835) - 1,789 bps	604 bps
Guarantee assets, at fair value	5,468	Discounted cash flows	OAS	17 - 186 bps	45 bps
	376	Other
Insignificant Level 3 assets(1)	100
Total level 3 assets	$10,795
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$146	Single external source	External pricing sources	$99.7 - $107.0	$102.0
	133	Other
Insignificant Level 3 liabilities(1)	137
Total level 3 liabilities	$416
Referenced footnotes are included after the next table.

Freddie Mac 3Q 2021 Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

	December 31, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(2)
Assets
Available-for-sale, at fair value
Mortgage-related securities
Agency	$410	Discounted cash flows	OAS	90 - 90 bps	90 bps
	116	Other
Non-agency and other	875	Median of external sources	External pricing sources	$67.1 - $79.1	$72.8
	187	Other
Trading, at fair value
Mortgage-related securities
Agency	2,204	Single external source	External pricing sources	$0.0 - $8,894.6	$947.8
	472	Discounted cash flows	OAS	(951) - 2,910 bps	834 bps
	583	Other
Guarantee assets, at fair value	5,195	Discounted cash flows	OAS	15 - 186 bps	38 bps
	314	Other
Insignificant Level 3 assets(1)	171
Total level 3 assets	$10,527
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	Single external source	External pricing sources	$97.3 - $107.0	$101.7
Insignificant Level 3 liabilities(1)	139
Total level 3 liabilities	$342
(1)     Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.
(2) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 3Q 2021 Form 10-Q	128

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 17.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	September 30, 2021				December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$12	$1,136	$1,148	$—	$6	$2,241	$2,247
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
Table 17.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	September 30, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$1,136
		Internal model	Historical sales proceeds	$3,150 - $675,000	$215,995
		Internal model	Housing sales index	70 - 420 bps	133 bps
		Median of external sources	External pricing sources	$62.0 - $106.3	$96.5

	December 31, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$2,241
		Internal model	Historical sales proceeds	$3,001 - $696,004	$202,539
		Internal model	Housing sales index	66 - 345 bps	119 bps
		Median of external sources	External pricing sources	$59.5 - $104.0	$92.1
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 3Q 2021 Form 10-Q	129

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

Fair Value of Financial Instruments

The table below presents the carrying value and estimated fair value of our financial instruments. For certain types of financial instruments, such as cash and cash equivalents, securities purchased under agreements to resell, secured lending, and certain debt, the carrying value on our GAAP balance sheets approximates fair value, as these assets and liabilities are short-term in nature and have limited fair value volatility.
Table 17.6 - Fair Value of Financial Instruments

		September 30, 2021
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3(2)	Netting Adjustments(3)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$9,478	$9,478	$—	$—	$—	$9,478
Securities purchased under agreements to resell	Amortized cost	85,315	—	88,770	—	(3,455)	85,315
Investment securities:
Available-for-sale, at fair value	FV - OCI	4,207	—	2,818	1,389	—	4,207
Trading, at fair value	FV - NI	52,723	29,742	19,518	3,463	—	52,723
Total investment securities		56,930	29,742	22,336	4,852	—	56,930
Mortgage loans:
Loans held by consolidated trusts		2,671,954	—	2,478,011	228,952	—	2,706,963
Loans held by Freddie Mac		61,160	—	32,961	30,266	—	63,227
Total mortgage loans	Various(4)	2,733,114	—	2,510,972	259,218	—	2,770,190
Derivative assets, net	FV - NI	953	15	6,454	23	(5,539)	953
Guarantee assets	FV - NI	5,843	—	—	5,847	—	5,847
Non-derivative purchase and other commitments	FV - NI	158	—	240	—	—	240
Advances to lenders	Amortized cost	8,954	—	—	8,954	—	8,954
Secured lending	Amortized cost	1,284	—	1,205	80	—	1,285
Total financial assets		$2,902,029	$39,235	$2,629,977	$278,974	($8,994)	$2,939,192
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$2,701,530	$—	$2,722,542	$786	$—	$2,723,328
Debt of Freddie Mac		193,896	—	198,880	3,960	(3,455)	199,385
Total debt	Various(5)	2,895,426	—	2,921,422	4,746	(3,455)	2,922,713
Derivative liabilities, net	FV - NI	389	—	7,957	24	(7,592)	389
Guarantee obligations	Amortized cost	5,503	—	—	6,184	—	6,184
Non-derivative purchase and other commitments	FV - NI	21	—	11	215	—	226
Total financial liabilities		$2,901,339	$—	$2,929,390	$11,169	($11,047)	$2,929,512
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Certain amounts were reclassified from secured lending to non-derivative purchase and other commitments. Prior periods have been revised to conform to the current period presentation.
(3)Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.
(4)As of September 30, 2021, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $2.7 trillion, $9.1 billion, and $8.4 billion, respectively.
(5)As of September 30, 2021, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.9 trillion and $2.0 billion, respectively.

Freddie Mac 3Q 2021 Form 10-Q	130

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

		December 31, 2020
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3(2)	Netting Adjustments(3)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$23,889	$23,889	$—	$—	$—	$23,889
Securities purchased under agreements to resell	Amortized cost	105,003	—	105,003	—	—	105,003
Investment securities:
Available-for-sale, at fair value	FV - OCI	15,367	—	13,779	1,588	—	15,367
Trading, at fair value	FV - NI	44,458	26,255	14,944	3,259	—	44,458
Total investment securities		59,825	26,255	28,723	4,847	—	59,825
Mortgage loans:
Loans held by consolidated trusts		2,273,347	—	2,080,687	262,309	—	2,342,996
Loans held by Freddie Mac		110,541	—	76,917	36,578	—	113,495
Total mortgage loans	Various(4)	2,383,888	—	2,157,604	298,887	—	2,456,491
Derivative assets, net	FV - NI	1,205	—	8,516	63	(7,374)	1,205
Guarantee assets	FV - NI	5,509	—	—	5,515	—	5,515
Non-derivative purchase and other commitments	FV - NI	158	—	246	—	—	246
Advances to lenders	Amortized cost	4,162	—	—	4,162	—	4,162
Secured lending	Amortized cost	1,680	—	1,427	253	—	1,680
Total financial assets		$2,585,319	$50,144	$2,301,519	$313,727	($7,374)	$2,658,016
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$2,308,176	$—	$2,382,157	$852	$—	$2,383,009
Debt of Freddie Mac		284,370	—	286,634	4,088	—	290,722
Total debt	Various(5)	2,592,546	—	2,668,791	4,940	—	2,673,731
Derivative liabilities, net	FV - NI	954	—	9,132	16	(8,194)	954
Guarantee obligations	Amortized cost	5,050	—	—	5,378	—	5,378
Non-derivative purchase and other commitments	FV - NI	20	—	1	307	—	308
Total financial liabilities		$2,598,570	$—	$2,677,924	$10,641	($8,194)	$2,680,371
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Certain amounts were reclassified from secured lending to non-derivative purchase and other commitments. Prior periods have been revised to conform to the current period presentation.
(3)Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.
(4)As of December 31, 2020, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $2.4 trillion, $19.5 billion, and $14.2 billion, respectively.
(5)As of December 31, 2020, the GAAP carrying amounts measured at amortized cost and FV - NI were $2.6 trillion and $2.6 billion, respectively.
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and long-term debt.
The table below presents the fair value and UPB related to certain loans and debt for which we have elected the fair value option. This table does not include interest-only securities related to debt securities of consolidated trusts and debt of Freddie Mac held by third parties with a fair value of $267 million and $173 million and multifamily held-for-sale loan purchase commitments with a net fair value of $147 million and $157 million, as of September 30, 2021 and December 31, 2020, respectively.

Freddie Mac 3Q 2021 Form 10-Q	131

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 17

Table 17.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected

	September 30, 2021			December 31, 2020
(In millions)	Multifamily Held-For-Sale Loans	Debt of Freddie Mac - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties	Multifamily Held-For-Sale Loans	Debt of Freddie Mac - Long Term	Debt Securities of Consolidated Trusts Held by Third Parties
Fair value	$8,436	$1,394	$322	$14,199	$2,216	$203
UPB	8,129	1,357	322	13,400	2,189	200
Difference	$307	$37	$—	$799	$27	$3
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in non-interest income (loss) in our condensed consolidated statements of comprehensive income (loss), related to items for which we have elected the fair value option.
Table 17.8 - Changes in Fair Value Under the Fair Value Option Election

	3Q 2021	3Q 2020	YTD 2021	YTD 2020
(In millions)	Gains (Losses)		Gains (Losses)
Multifamily held-for-sale loans	($100)	$209	($330)	$1,160
Multifamily held-for-sale loan purchase commitments	423	614	960	1,796
Debt of Freddie Mac - long term	6	(37)	36	441
Debt securities of consolidated trusts held by third parties	7	—	16	4
Changes in fair value attributable to instrument-specific credit risk were not material for 3Q 2021, YTD 2021, 3Q 2020, and YTD 2020 for assets or liabilities for which we elected the fair value option.

Freddie Mac 3Q 2021 Form 10-Q	132

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

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

Freddie Mac 3Q 2021 Form 10-Q	133

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

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

Freddie Mac 3Q 2021 Form 10-Q	134

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

claims except certain claims seeking monetary damages for breach of contract and breach of implied duty of good faith and fair dealing. In March 2017, certain institutional and class plaintiffs filed petitions for panel rehearing with respect to certain claims. On July 17, 2017, the DC Circuit granted the petitions for rehearing and issued a modified decision, which permitted the institutional plaintiffs to pursue the breach of contract and breach of implied duty of good faith and fair dealing claims that had been remanded. The DC Circuit also removed language related to the standard to be applied to the implied duty claims, leaving that issue for the District Court to determine on remand. On October 16, 2017, certain institutional and class plaintiffs filed petitions for a writ of certiorari in the U.S. Supreme Court challenging whether the prohibition in the Housing and Economic Recovery Act (HERA) on injunctive relief against FHFA bars judicial review of the net worth sweep dividend provisions of the August 2012 amendment to the Purchase Agreement, as well as whether HERA bars shareholders from pursuing derivative litigation where they allege the conservator faces a conflict of interest. The Supreme Court denied the petitions on February 20, 2018. On November 1, 2017, certain institutional and class plaintiffs and plaintiffs in another case in which Freddie Mac was not originally a defendant, Fairholme Funds, Inc. v. FHFA, Treasury, and Federal National Mortgage Association, filed proposed amended complaints in the District Court. Each of the proposed amended complaints names Freddie Mac as a defendant for breach of contract and breach of the covenant of good faith and fair dealing claims as well as for new claims alleging breach of fiduciary duty and breach of Virginia corporate law. On January 10, 2018, FHFA, Freddie Mac, and Fannie Mae moved to dismiss the amended complaints. On September 28, 2018, the District Court dismissed all of the claims except those alleging breach of the implied covenant of good faith and fair dealing. Discovery is ongoing.
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

Freddie Mac 3Q 2021 Form 10-Q	135

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 18

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

Freddie Mac 3Q 2021 Form 10-Q	136

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 19

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
Table 19.1 - Net Worth and Minimum Capital

(In millions)	September 30, 2021	December 31, 2020
GAAP net worth (deficit)	$25,311	$16,413

Core capital (deficit)(1)(2)	(47,513)	(56,878)
Less: Minimum capital(1)	23,841	22,694
Minimum capital surplus (deficit)(1)	($71,354)	($79,572)
(1)Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.
(2)Core capital excludes certain components of GAAP total equity (i.e., AOCI and senior preferred stock) as these items do not meet the statutory definition of core capital.
In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make economic business decisions, while in conservatorship, utilizing a risk-based CCF, a capital system with detailed formulae provided by FHFA. In November 2020, FHFA released a final rule that establishes the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae. The ERCF, which went into effect in February 2021, has a transition period for compliance. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order. In accordance with FHFA guidance, we are transitioning to the ERCF to measure and manage risk. Pursuant to the final rule, we will be required to report our regulatory capital under the ERCF beginning on January 1, 2022.
On September 15, 2021, FHFA issued a notice of proposed rulemaking to amend the ERCF. The proposed amendments would refine the PLBA and the capital treatment of CRT transactions. FHFA is seeking comments on the proposed rule through November 26, 2021. On October 27, 2021, FHFA issued an additional notice of proposed rulemaking to amend the ERCF by introducing additional public disclosure requirements for the Enterprises. FHFA is seeking comments on this proposed rule within 60 days of its publication in the Federal Register.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 3Q 2021 Form 10-Q	137

Other Information
Other Information
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 18.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. For information on these lawsuits, see the Legal Proceedings section in our 2020 Annual Report. One such case, filed in the U.S. District Court for the Southern District of Texas, was appealed to the U.S. Court of Appeals for the Fifth Circuit and subsequently to the U.S. Supreme Court. On June 23, 2021, the Supreme Court held that the shareholders’ statutory claim is barred and found the “for cause” removal provision for the director of FHFA in HERA unconstitutional. The Supreme Court held that the August 2012 amendment to the Purchase Agreement should not be voided as a result of the constitutional violation and remanded the case to the lower courts to determine what other remedy, if any, the shareholders are entitled to receive on their constitutional claim. Another such case, filed in the U.S. District Court for the District of Minnesota, was appealed to the U.S. Court of Appeals for the Eighth Circuit. On October 6, 2021, the Eighth Circuit affirmed the dismissal of all of the plaintiffs’ claims except their claim that the “for cause” removal provision in HERA was unconstitutional. The Eighth Circuit reversed dismissal of that claim and remanded the case to the district court for consideration of the same issue that the Supreme Court remanded, i.e., what remedy if any, the shareholders are entitled to receive on their claim. In addition, on October 1, 2021, a case was filed in the U.S. Court of Federal Claims claiming that FHFA’s placement of Freddie Mac into conservatorship violated HERA and represented an unlawful taking or illegal exaction and breached an implied regulatory contract with certain banks. Freddie Mac is not a party to any of these lawsuits.
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

Freddie Mac 3Q 2021 Form 10-Q	138

Other Information
these addresses, investors can access information and documents, including offering circulars and offering circular supplements, for mortgage-related securities offerings.
We provide additional information, including product descriptions, investor presentations, securities issuance calendars, transactions volumes and details, redemption notices, Freddie Mac research, and material developments or other events that may be important to investors, in each case as applicable, on the websites for our business activities, which can be found at sf.freddiemac.com, mf.freddiemac.com, and capitalmarkets.freddiemac.com/capital-markets.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 3Q 2021 Form 10-Q	139

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
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 3Q 2021
We evaluated the changes in our internal control over financial reporting that occurred during 3Q 2021 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of September 30, 2021 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 3Q 2021 have been prepared in conformity with GAAP.

Freddie Mac 3Q 2021 Form 10-Q	140

Exhibit Index

Exhibit Index

Exhibit	Description*

10.1
Letter Agreement dated September 14, 2021 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 20, 2021)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac 3Q 2021 Form 10-Q	141

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael J. DeVito
Michael J. DeVito
Chief Executive Officer
(Principal Executive Officer)
Date: October 29, 2021

By:	/s/ Christian M. Lown
Christian M. Lown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: October 29, 2021

Freddie Mac 3Q 2021 Form 10-Q	142

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	70 - 137
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 69
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55 - 57
Item 4.	Controls and Procedures	140
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	138
Item 1A.	Risk Factors	138
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	138
Item 6.	Exhibits	139
Exhibit Index		141
Signatures		142

Freddie Mac 3Q 2021 Form 10-Q	143