Form 10-K
period 2021-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2022-02-10
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was $0.9 billion.
As of January 31, 2022, there were 650,059,553 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

Table of Contents

FREDDIE MAC | 2021 Form 10-K	i

Table of Contents	MD&A Table Index

MD&A TABLE INDEX

FREDDIE MAC | 2021 Form 10-K	ii

Table of Contents	MD&A Table Index

FREDDIE MAC | 2021 Form 10-K	iii

Introduction	About Freddie Mac
Introduction
This Annual Report on Form 10-K includes forward-looking statements that are based on current expectations and that are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the Forward-Looking Statements and Risk Factors sections of this Form 10-K.
Throughout this Form 10-K, we use certain acronyms and terms that are defined in the Glossary.
ABOUT FREDDIE MAC
Freddie Mac is a GSE chartered by Congress in 1970, with a mission to provide liquidity, stability, and affordability to the U.S. housing market. We do this primarily by purchasing single-family and multifamily residential mortgage loans originated by lenders. In most instances, we package these loans into guaranteed mortgage-related securities, which are sold in the global capital markets, and transfer interest-rate and liquidity risks to third-party investors. In addition, we transfer mortgage credit risk exposure to third-party investors through our credit risk transfer programs, which include securities- and insurance-based offerings. We also invest in mortgage loans and mortgage-related securities. We do not originate mortgage loans or lend money directly to mortgage borrowers.
We support the U.S. housing market and the overall economy by enabling America's families to access mortgage loan funding with better terms and by providing consistent liquidity to the single-family and multifamily mortgage markets. We have helped many distressed borrowers keep their homes or avoid foreclosure and have helped many distressed renters avoid eviction.
COVID-19 Pandemic Response Efforts
The outbreak of COVID-19, a novel coronavirus disease detected in late 2019, was declared a pandemic by the World Health Organization on March 11, 2020. The COVID-19 pandemic was declared a national emergency in the United States on March 13, 2020 and continued to evolve throughout 2020 and 2021, both globally and domestically, with significant adverse effects on populations and economies. Throughout the COVID-19 pandemic, we have remained focused on serving our mission and the crucial role we play in the U.S. housing finance system while supporting the health and safety of our communities, customers, and staff. We have taken actions to help homeowners with Freddie Mac-owned mortgages who are directly or indirectly affected by the COVID-19 pandemic stay in their homes during this challenging time. We have also provided support to the multifamily mortgage market. For additional information on our support of the mortgage markets during the pandemic, see MD&A - Our Business Segments - Single-Family, MD&A - Our Business Segments - Multifamily, MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk, and MD&A - Risk Management - Credit Risk - Multifamily Mortgage Credit Risk. For more information on risks related to the COVID-19 pandemic, see Risk Factors - COVID-19 Pandemic.

FREDDIE MAC | 2021 Form 10-K	1

Introduction	About Freddie Mac
Business Results
Consolidated Financial Results

Net Revenues, Net Income, and Comprehensive Income
(In billions)
Net Worth as of December 31,
(In billions)
Key Drivers:
■    2021 vs. 2020
●    Net income was $12.1 billion, an increase of 65% year-over-year. Comprehensive income was $11.6 billion, an increase of 54% year-over-year. The increases in both net income and comprehensive income were primarily driven by higher net revenues and a credit reserve release in Single-Family.
●    Net revenues increased 32% year-over-year to $22.0 billion, primarily driven by higher net interest income and higher net investment gains.
●    Net worth was $28.0 billion as of December 31, 2021, up from $16.4 billion as of December 31, 2020.
■    2020 vs. 2019
●    Net income was $7.3 billion, an increase of 2% year-over-year. Comprehensive income was $7.5 billion, a decrease of 3% year-over-year. The changes in net income and comprehensive income were primarily driven by higher net revenues, partially offset by higher provision for credit losses.
●    Net revenues increased 18% year-over-year to $16.7 billion, primarily due to higher net interest income and higher net investment gains.
●    Net worth was $16.4 billion as of December 31, 2020, up from $9.1 billion as of December 31, 2019.
●    We recognized a decrease in retained earnings of $0.2 billion upon our adoption of CECL on January 1, 2020.

FREDDIE MAC | 2021 Form 10-K	2

Introduction	About Freddie Mac
Market Liquidity

Market Liquidity
(In thousands)

2,578
809
782
987
4,601
803
2,667
1,131
4,891
655
2,858
1,378
2019
2020
2021
Single-Family purchase borrowers
Single-Family refinance borrowers
Multifamily rental units

We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $1.3 trillion in liquidity to the mortgage market in 2021, which enabled the financing of nearly 4.9 million home purchases, refinancings, and rental units.

FREDDIE MAC | 2021 Form 10-K	3

Introduction	About Freddie Mac
Portfolio Balances

Mortgage Portfolio as of December 31,
(UPB in billions)

$3,207
$415
$2,792
$2,714
$388
$2,326
$2,335
$341
$1,994
2019
2020
2021
Single-Family mortgage portfolio
Multifamily mortgage portfolio

■    Our mortgage portfolio increased 18% year-over-year to $3,207 billion at December 31, 2021, driven by a 20% increase in our Single-Family mortgage portfolio and a 7% increase in our Multifamily mortgage portfolio. Our mortgage portfolio increased 16% year-over-year to $2,714 billion at December 31, 2020, driven by a 17% increase in our Single-Family mortgage portfolio and a 14% increase in our Multifamily mortgage portfolio.
●    The growth in our Single-Family mortgage portfolio in 2021 and 2020 was primarily driven by higher new business activity. Additionally, continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.
●     The growth in our Multifamily mortgage portfolio in 2021 and 2020 was primarily driven by ongoing loan purchase and securitization activity attributable to continued high demand for multifamily financing.

FREDDIE MAC | 2021 Form 10-K	4

Introduction	About Freddie Mac
Credit Risk Transfer

Single-Family Mortgage Portfolio with Credit Enhancement as of December 31,
(UPB in billions)
Multifamily Mortgage Portfolio with Credit Enhancement as of December 31,
(UPB in billions)
In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we engage in various credit enhancement arrangements to reduce our credit risk exposure. We transfer a portion of the credit risk, primarily on recently acquired loans, through our CRT programs. We also reduce our credit risk exposure through other credit enhancement arrangements, mainly primary mortgage insurance. See MD&A - Our Business Segments and MD&A - Risk Management - Credit Risk for additional information on our credit enhancements and CRT programs.
Business Segments

During 2021, our chief operating decision maker began making decisions about allocating resources and assessing segment performance based on two reportable segments, Single-Family and Multifamily. Prior to 2021, we managed our business based on three reportable segments, Single-Family Guarantee, Multifamily, and Capital Markets.
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
In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. The senior preferred stock and warrant were issued as an initial commitment fee in consideration for Treasury's commitment to provide funding to us under the Purchase Agreement. Our Purchase Agreement with Treasury is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities.
Our Purchase Agreement with Treasury significantly affects our business activities, including by limiting: our secondary market activities; our single-family and multifamily loan acquisitions; the amount of indebtedness we can incur; the size of our mortgage-related investments portfolio; and our ability to pay dividends, transfer certain assets, raise capital, pay down the

FREDDIE MAC | 2021 Form 10-K	5

Introduction	About Freddie Mac
liquidation preference of the senior preferred stock, and exit conservatorship. In September 2021, certain limitations on our secondary market activities and single-family and multifamily loan acquisitions were suspended.
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
We have had a net worth sweep dividend requirement to Treasury on the senior preferred stock since the first quarter of 2013, which was implemented pursuant to the August 2012 amendment to the Purchase Agreement. Pursuant to the Purchase Agreement, Freddie Mac will not be required to pay a dividend to Treasury on the senior preferred stock until it has built sufficient capital to meet the capital requirements and buffers set forth in the ERCF. As the company builds capital during this period, increases in our Net Worth Amount have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. After we have maintained the level of capital prescribed in the Purchase Agreement for the requisite time, we will be subject to a new periodic cash dividend requirement, as well as a periodic commitment fee to be agreed upon with Treasury in consultation with the Chairman of the Federal Reserve.
See MD&A - Regulation and Supervision and Note 2 for additional information on the Purchase Agreement, senior preferred stock, and warrant and Risk Factors - Conservatorship and Related Matters for related risks.
The graphs below show our net worth, the liquidation preference of the senior preferred stock, the remaining amount of Treasury's funding commitment to us, the cumulative senior preferred stock dividends we have paid to Treasury, and the cumulative funds we have drawn from Treasury pursuant to its funding commitment.

Net Worth, Liquidation Preference, and Treasury Funding Commitment
(In billions)
Draws and Dividend Payments
(In billions)

■    Our Net Worth Amount was $28.0 billion as of December 31, 2021, up from $16.4 billion on December 31, 2020. We did not have a dividend requirement to Treasury on the senior preferred stock for 4Q 2021.
■    The liquidation preference of the senior preferred stock increased from $95.0 billion on September 30, 2021 to $98.0 billion on December 31, 2021 based on the $2.9 billion increase in our Net Worth Amount during 3Q 2021, and will increase to $100.7 billion on March 31, 2022 based on the $2.7 billion increase in our Net Worth Amount during 4Q 2021.
■    At December 31, 2021, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement.

FREDDIE MAC | 2021 Form 10-K	6

Introduction	Our Business
OUR BUSINESS
Primary Business Strategies
Freddie Mac's overall strategic direction is established by management and affirmed by the Board of Directors through its approval of our Strategic Framework, which sets forth our strategic priorities and generally covers a three-year timeframe. FHFA, the Administration, or Congress could take actions that cause us to alter our Strategic Framework. FHFA, as Conservator, has influenced, and may in the future influence, our strategic direction, such as through our new initiatives, credit and pricing policies, and capital, liquidity, and risk appetite constraints.
Our Charter and Mission

We are a GSE with a specific and limited corporate purpose to support the liquidity, stability, and affordability of the U.S. housing market as a participant in the secondary mortgage market, while operating as a commercial enterprise earning an appropriate return. Everything we do must be done within the constraints of our Charter.
As a result, our Charter forms the framework for our business activities. Pursuant to our Charter, our role in the secondary mortgage market is to:
■    Provide stability in the secondary mortgage market for residential loans;
■    Respond appropriately to the private capital market;
■    Provide ongoing assistance to the secondary mortgage market for residential loans (including activities relating to loans for low- and moderate-income families involving a reasonable economic return that may be less than the return earned on other activities) by increasing the liquidity of mortgage investments and improving the distribution of investment capital available for residential mortgage financing; and
■    Promote access to mortgage loan credit throughout the United States (including central cities, rural areas, and other underserved areas) by increasing the liquidity of mortgage investments and improving the distribution of investment capital available for residential mortgage financing.
Our Charter permits us to purchase first-lien single-family loans with LTV ratios at the time of our purchase of less than or equal to 80%. For the purchase of first-lien single-family loans that do not meet this criterion, our Charter requires certain specified credit protections, which include mortgage insurance from a qualified insurer on the portion of the UPB of the loan that exceeds an 80% LTV ratio, a seller's agreement to repurchase or replace a defaulted loan, or the retention by the seller of at least a 10% participation interest in the loan.
This Charter requirement does not apply to multifamily loans or to loans that have the benefit of any guarantee, insurance, or other obligation by the U.S. or any of its agencies or instrumentalities (e.g., the FHA, VA, or USDA Rural Development). Additionally, we purchase single-family refinanced loans we currently own or guarantee without obtaining additional credit enhancement in excess of that already in place for any such loan, even when the LTV ratio of the new loan is above 80%.
Our Charter does not permit us to originate mortgage loans or lend money directly to mortgage borrowers in the primary mortgage market. Our Charter limits our purchase of single-family loans to the conforming loan market, which consists of loans originated with UPBs at or below limits determined annually based on changes in FHFA's housing price index. In most of the U.S., the maximum conforming loan limit for a one-family residence has been set at $647,200 for 2022, an increase from $548,250 for 2021, $510,400 for 2020, and $484,350 for 2019. Higher limits have been established in certain "high-cost" areas (for 2022, up to $970,800 for a one-family residence). Higher limits also apply to two- to four-family residences and to one- to four-family residences in Alaska, Guam, Hawaii, and the U.S. Virgin Islands.
Our Strategic Priorities

Our mission is to provide liquidity, stability, and affordability to the housing market. We interpret this mission expansively to meet the country's broader housing needs in both good times and challenging times by:
■    Enhancing liquidity within the mortgage and capital markets;
■    Stabilizing the housing market throughout the economic cycle, including helping families facing hardship remain in their homes;
■    Working with an array of housing market participants to promote greater access to and supply of affordable and sustainable homes throughout the country;
■    Addressing longstanding issues of inequity in housing;
■    Working with lenders of all sizes to better serve their communities; and
■    Continuing progress to integrate ESG strategies into our business and operations.

FREDDIE MAC | 2021 Form 10-K	7

Introduction	Our Business
Delivering on our mission requires that we maintain safety and soundness, financial strength, and operational resilience. It requires us to grow our talent for today and tomorrow. It also requires a commitment to examine our company's business and risk environment in search of new and better ways to serve our mission. For these reasons, we have established the following three focus areas to support our mission:
Practice Risk Management Excellence
■    Improve our operations and risk management to maintain our safety and soundness;
■    Seek to timely remediate outstanding significant safety and soundness issues; and
■    Enhance operational resiliency with respect to our people, processes, and recovery capabilities.
Grow Talent for Today and Tomorrow
■    Develop our current and future leaders and team members;
■    Uphold a culture where talented and committed individuals work together to achieve success; and
■    Build strength through DEI, integrating DEI through all dimensions of our business.
Deliver Results
■    Generate strong financial results, build capital, and excel with respect to our FHFA and Corporate Scorecards;
■    Deliver innovative solutions to advance the mission; and
■    Increase efficiency to enhance productivity and bolster our financial results.
Human Capital Management

Our people are integral to our company’s success. It is our goal to sustain an inclusive and equitable culture with a highly engaged diverse workforce focused on delivering on our mission. We are committed to growing our talent for today and tomorrow and seek to be an employer of choice that attracts top talent through our commitment to DEI, employee engagement, training, and other professional development opportunities. We also seek to implement competitive compensation programs and practices within the constraints of our conservatorship status. We evaluate the success of our human capital management by measuring and monitoring the performance, development, and retention of our employees.
Employees
At January 31, 2022, we had 7,284 full-time and 34 part-time employees. Our headquarters are in McLean, Virginia, and the majority of our employees reside in the Washington, D.C., metropolitan area.
Board and FHFA Oversight
We assist the CHC Committee of the Board of Directors and support them in their oversight of compensation and benefits, DEI, talent development, and strategies to strengthen our culture. Although the CHC Committee plays a significant role in these matters, FHFA is actively involved in its role as our Conservator and as our regulator. For more information, see Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board of Directors and Board Committee Information — Authority of the Board of Directors and Board Committees.
Attracting, Developing, and Retaining Talent
In a marketplace where the competition to attract, develop, and retain talent is ever increasing, we strive to be an employer of choice. In doing so, we offer our employees a comprehensive suite of financial, health, and other benefits to support their financial, physical, and mental well-being at every stage of their career. We use data, analytics, and insights to inform our compensation and talent decisions. We also provide our employees with professional development and training opportunities to enhance their workforce competencies and capabilities.
Throughout the COVID-19 pandemic, we have offered flexible work arrangements and other benefits, such as expanded leave and expanded back-up childcare, to support our employees as they adjusted to all of the ways the COVID-19 pandemic reshaped their lives. In addition, we have continued to support the health and safety of our employees. We have actively monitored the effects of the pandemic and made decisions based on guidance from national, state, and local governments and public health authorities, including the CDC. The majority of our employees continued to work remotely as of December 31, 2021. To prepare for their return to the office, we have developed a hybrid approach where the majority of our employees will spend some of their time working in the office and some working remotely. Our approach seeks to create a more flexible experience for our employees with a continued focus on fostering culture, community, and career development.
Our overall voluntary turnover rate in 2021 increased slightly above our historical experience and has been tracking lower than financial services benchmarks. Certain areas of the company have experienced larger turnover rates, as market demand for certain skills has increased.

FREDDIE MAC | 2021 Form 10-K	8

Introduction	Our Business
DEI
We are committed to embedding DEI in our business and culture. At Freddie Mac, we have long been committed to the belief that our people should reflect the rich diversity of the communities in which we live. We use various types of inclusive engagements to encourage our employees to intentionally cultivate diverse relationships. In doing so, we can continue to build an environment that sparks productive dialogue, addresses unconscious bias, ignites innovation, and challenges the status quo. In addition, we periodically survey our employees to better understand employee engagement and capture insights into their needs and perspectives so that we can consider our workforce strategies accordingly. We believe that the result is a more diverse and engaged community delivering on our mission for our customers.
Freddie Mac has a Board-approved DEI strategic plan that organizes our efforts into three areas: employees, suppliers, and financial transaction counterparties. FHFA's Office of Minority and Women Inclusion has adopted regulations with respect to the promotion of diversity and inclusion and has provided us with guidance on areas of improvement. The CHC Committee is focused on our efforts to enhance DEI by incorporating all three areas of diversity focus into a single comprehensive strategy with annual goals, enhanced oversight, and regular reporting.
We prioritize attracting and recruiting a pipeline of diverse candidates, with the goal of advancing a culture of inclusion where we want everyone at the company to feel valued and like they belong. We reinforce DEI through organizational decisions and business activities, which include:
■    Working toward building a diverse pipeline of talent;
■    Promoting a culture of inclusion and allyship;
■    Offering targeted development and learning opportunities;
■    Organizing community engagement and volunteer opportunities; and
■    Matching eligible charitable contributions.
We have 10 business resource groups as well as division-specific teams that support employee engagement by providing learning and networking opportunities that foster an inclusive workplace. In 2021, as part of our focus on inclusion, we added Juneteenth as a company-paid holiday and continued offering educational opportunities to provide multiple perspectives on social justice and equity issues. We have also expanded diversity through other programs, such as our neurodiversity hiring program.
Our DEI efforts are reflected in the composition of our workforce, leadership, and Board of Directors. For example, we are a majority-minority company, which means that over 50% of our workforce identifies as racially diverse. Our Single-Family business as well as our Human Resources and Internal Audit functions are led by women. For information on the composition of our Board of Directors, see Directors, Corporate Governance, and Executive Officers – Directors – Director Criteria, Diversity, Qualifications, Experience, and Tenure.
Business Segments

We have two reportable segments: Single-Family and Multifamily. For more information on our segments, see MD&A - Our Business Segments and Note 15.
Properties

Our principal offices consist of four office buildings we own in McLean, Virginia, comprising approximately 1.3 million square feet. We operate our business in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
Government Regulation and Supervision

Our business is subject to extensive laws, regulations, and supervision. The laws and regulations to which we are subject cover all key aspects of our business, and directly and indirectly impact our product offerings, pricing, competitive position and strategic priorities, relationship with sellers and servicers, capital structure, cash needs and uses, privacy for borrowers and others, and cybersecurity. As a result, such laws and regulations have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, guarantee fees, product offerings, risk management, and costs of compliance. Failure to comply with our legal and regulatory requirements could result in enforcement actions, investigations, fines, monetary and other penalties, and harm to our reputation. Our business and results of operations may also be directly and adversely affected by future legislative, regulatory, or judicial actions. Such actions could affect us in a number of ways, including by imposing significant additional legal, compliance, and other costs on us and limiting our business activities. For example, recent changes to our capital requirements will affect our business and risk management strategies, including our risk appetite, our risk-adjusted returns, and the impact of our CRT transactions on our capital needs, and will increase the amount

FREDDIE MAC | 2021 Form 10-K	9

Introduction	Our Business
of capital we will be required to retain or raise to exit from conservatorship.
In addition, our conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. We are under the control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines our strategic direction. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities. FHFA has required us to make changes to our business that have adversely affected our financial results and could require us to make additional changes at any time. For example, FHFA may require us to undertake activities that reduce our profitability, expose us to additional credit, market, funding, operational, and other risks, or provide additional support for the mortgage market that serves our mission but adversely affects our financial results. Further, we can be put into receivership at the discretion of the Director of FHFA at any time for a number of reasons set forth in the GSE Act.
FHFA is also Conservator of Fannie Mae, our primary competitor. FHFA’s actions, as Conservator of both companies, could affect competition between us. It is also possible that FHFA could require us and Fannie Mae to take a uniform approach to certain activities, limiting innovation and competition, and possibly putting us at a competitive disadvantage because of differences in our respective businesses. FHFA also could limit our ability to compete with new entrants and other institutions. For additional information on conservatorship and related risks, see Introduction – About Freddie Mac – Conservatorship and Government Support for Our Business and Risk Factors – Conservatorship and Related Matters.
For additional information on government regulation and supervision and related risks, see Risk Factors - Legal and Compliance Risks.
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
We make available, free of charge through our website at www.freddiemac.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with the SEC. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC.
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
We provide additional information, including product descriptions, investor presentations, securities issuance calendars, transaction volumes and details, redemption notices, Freddie Mac research, and material developments or other events that may be important to investors, in each case as applicable, on the websites for our business divisions, which can be found at sf.freddiemac.com, mf.freddiemac.com, and capitalmarkets.freddiemac.com/capital-markets.
We provide information on our ESG efforts on our website freddiemac.com/about/esg.

FREDDIE MAC | 2021 Form 10-K	10

Introduction	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-K, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-Family and Multifamily segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, the effects of natural disasters, other catastrophic events, including the COVID-19 pandemic, and significant climate change effects and actions taken in response thereto on our business, and our results of operations and financial condition. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section of this Form 10-K and:
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
■    The actions the U.S. government (including FHFA, Treasury, and Congress) may take, require us to take, or restrict us from taking, including actions to support the housing market, such as programs implemented in response to the COVID-19 pandemic or to implement the recommendations in FHFA's Conservatorship Scorecards, recent requirements and guidance related to equitable housing, and other objectives for us;
■    The effect of the restrictions on our business due to the conservatorship and the Purchase Agreement;
■    Changes in our Charter, applicable legislative or regulatory requirements (including any legislation affecting the future status of our company), or the Purchase Agreement;
■    Changes to our capital requirements and potential effects of such changes on our business strategies;
■    Changes in the fiscal and monetary policies of the Federal Reserve, including changes in target interest rates and in the amount of agency MBS and agency CMBS purchased to support the market during the COVID-19 pandemic;
■    Changes in tax laws;
■    Changes in privacy and cybersecurity laws and regulations;
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
■    The success of our strategy to transfer mortgage credit risk through STACR, ACIS®, K Certificate, SB Certificate, and other CRT transactions;
■    Our ability to maintain adequate liquidity to fund our operations;
■    Our ability to maintain the security and resiliency of our operational systems and infrastructure, including against cyberattacks or other security incidents;
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

FREDDIE MAC | 2021 Form 10-K	11

Introduction	Forward-Looking Statements

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
■    The occurrence of a major natural disaster, other catastrophic event, or significant climate change effects in areas in which our offices, significant portions of our total mortgage portfolio, or the offices of our counterparties are located, and for which we may be uninsured or significantly underinsured; and
■ Other factors and assumptions described in this Form 10-K, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-K, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-K.

FREDDIE MAC | 2021 Form 10-K	12

Management's Discussion and Analysis	Market Conditions and Economic Indicators

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
■    Changes in 10-year benchmark interest rates can significantly affect the fair value of our financial instruments. We have elected hedge accounting for certain assets and liabilities in an effort to reduce GAAP earnings variability attributable to changes in benchmark interest rates.
■    SOFR is a benchmark rate for secured overnight dollar-denominated financing, identified by certain banking regulators and market participants as a replacement for LIBOR.
■    Among other things, changes in SOFR and 3-month LIBOR could affect the interest earned on our short-term investments and/or the interest expense on our debt funding.

Unemployment Rate and Monthly Net New Jobs

Source: U.S. Bureau of Labor Statistics.
■    Changes in the national unemployment rate can affect several market factors, including the demand for single-family and multifamily housing and loan delinquency rates.
■    The unemployment rate fell below 4% as of December 2021, down nearly three percentage points since December 2020. Many workers have exited the labor force and the labor force participation rate is well below its pre-pandemic peak.

FREDDIE MAC | 2021 Form 10-K	13

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Single-Family Housing and Mortgage Market Conditions

U.S. Single-Family Home Sales and House Prices

6.7%
5.0%
4.1%
11.3%
16.8%
6,123
5,957
6,023
6,462
6,882
613
617
683
822
762
5,510
5,340
5,340
5,640
6,120
2017
2018
2019
2020
2021
Sales of existing homes (units in thousands)
Sales of new homes (units in thousands)
Single-family house price growth rate

Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.
U.S. Single-Family Mortgage Originations
(UPB in billions)
Source: Inside Mortgage Finance.
■    Despite low levels of inventory, home sales increased in 2021. In 2022, we expect home sales to remain relatively flat compared to 2021 as higher mortgage interest rates and house prices offset the strong demand for housing.
■    Single-family house prices increased 16.8% in 2021, compared to an increase of 11.3% during 2020. Although supply constraints could continue to exert pressure on house prices, we expect house price growth to moderate in 2022.

■    U.S. single-family loan origination volumes increased in 2021 compared to 2020 as a result of the low average mortgage interest rates, higher home sales, and increasing house prices. We expect total originations to decrease in 2022 primarily due to a decrease in refinance originations driven by higher mortgage interest rates.

FREDDIE MAC | 2021 Form 10-K	14

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Multifamily Housing and Mortgage Market Conditions

Apartment Vacancy Rates and Change in Effective Rents
Source: Reis.
Apartment Completions and Net Absorption
(Units in thousands)
Source: Reis.

■    Vacancy rates returned to pre-pandemic levels during 2021. The decrease in vacancy rates was driven by higher demand for multifamily housing as a result of improving economic conditions.
■    Effective rent growth (i.e., the average rent paid by the renter over the term of the lease, adjusted for concessions by the property owner and costs borne by the renter) was positive at the national level and in all of the major geographic markets in 2021.
■    Multifamily property prices grew 23.6% in 2021, as investors continued to believe there was a need for additional rental housing in the U.S. and the overall investment environment remained attractive given low interest rates.

■    Net absorption rates increased during 2021 driven by improving economic conditions, pent-up demand, increasing house prices, and rising income levels. Net absorptions exceeded completions for full-year 2021.

FREDDIE MAC | 2021 Form 10-K	15

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Mortgage Debt Outstanding

Single-Family Mortgage Debt Outstanding as of December 31,
(UPB in billions)
Source: Federal Reserve Financial Accounts of the United States of America. For 2021, the amount is as of September 30, 2021 (latest available information).

Multifamily Mortgage Debt Outstanding as of December 31,
(UPB in billions)
Source: Federal Reserve Financial Accounts of the United States of America. For 2021, the amount is as of September 30, 2021 (latest available information).
■    U.S. single-family mortgage debt outstanding is expected to increase year-over-year, driven by house price appreciation and first-time homebuyers. An increase in U.S. single-family mortgage debt outstanding typically results in the growth of our Single-Family mortgage portfolio.

■    While the multifamily mortgage market grew, our share of multifamily mortgage debt outstanding remained relatively flat in 2021 due to a reduced FHFA Multifamily loan purchase cap for 2021.

FREDDIE MAC | 2021 Form 10-K	16

Management's Discussion and Analysis	Market Conditions and Economic Indicators

Delinquency Rates

Single-Family Serious Delinquency Rates
as of December 31,
Source: National Delinquency Survey from the Mortgage Bankers Association. For 2021, the total mortgage market rate is as of September 30, 2021 (latest available information).
Multifamily Delinquency Rates as of December 31,Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs), American Council of Life Insurers (ACLI). For 2021, the amounts for FDIC insured institutions and ACLI investment bulletin are as of September 30, 2021 (latest available information) and the amount for the Multifamily CMBS market is as of December 31, 2021.

1.95%
1.41%
1.16%
1.05%
0.91%
0.30%
0.27%
0.16%
0.15%
0.15%
0.11%
0.08%
0.03%
0.13%
0.08%
0.02%
0.01%
0.08%
0.10%
0.00%
2017
2018
2019
2020
2021
Freddie Mac
Multifamily CMBS market
FDIC insured institutions
ACLI investment bulletin

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
■    Our Single-Family serious delinquency rate declined year-over-year, due primarily to an increase in the number of borrowers exiting forbearance and completing loan workout solutions that return their mortgages to current status. 56% of the seriously delinquent loans at December 31, 2021 were covered by credit enhancements that are designed to partially reduce our credit risk exposure from these loans.
■    While our Single-Family serious delinquency rate has declined since the peak in 2020, we expect the rate to remain above pre-pandemic levels as a result of the COVID-19 pandemic and the forbearance programs we are offering in response. Our Single-Family serious delinquency rate as of February 29, 2020 was 0.60%.

■    Our Multifamily delinquency rate is based on the UPB of loans in our Multifamily mortgage portfolio that are two monthly payments or more past due or in the process of foreclosure. We report multifamily loans in forbearance as current as long as the borrowers are in compliance with their forbearance agreement, including the agreed upon repayment plan.
■    Our Multifamily delinquency rate returned to pre-pandemic levels and remains low compared to many other market participants. Our credit enhancement coverage partially reduces our credit risk exposure from current and future delinquencies. For additional information on our delinquency and forbearance rates and credit enhancement coverage, see MD&A - Risk Management - Credit Risk - Multifamily Mortgage Credit Risk.

FREDDIE MAC | 2021 Form 10-K	17

Management's Discussion and Analysis	Consolidated Results of Operations
CONSOLIDATED RESULTS OF OPERATIONS
This discussion of our consolidated results of operations should be read in conjunction with our consolidated financial statements and accompanying notes.
We have three primary sources of revenue:
■    Net interest income - Primarily consists of guarantee net interest income in Single-Family. We consolidate most of our Single-Family securitization trusts and, therefore, we recognize the loans held by the trust and the debt securities issued by the trust on our consolidated balance sheet. The difference between the interest income on these loans and the interest expense on the related debt represents the guarantee fees we receive as compensation for our guarantee of the principal and interest payments of the issued debt securities.
■    Guarantee income - Primarily consists of guarantee income in Multifamily. We do not consolidate most of our Multifamily securitization trusts, and therefore, we do not recognize the loans held by the trust or the debt securities issued by the trust on our consolidated balance sheet. Rather, we separately account for our guarantee to the trust and recognize the revenue from our guarantee as guarantee income.
■    Investment gains (losses), net - Primarily consist of gains on sale of mortgage loans, net of interest-rate risk management activities, from our purchase and securitization activities in Multifamily. Because we do not consolidate most of our Multifamily securitization trusts, we account for most of our Multifamily securitizations as sales of the underlying loans. Net investment gains may fluctuate significantly from period-to-period based on the pricing of our new multifamily loan purchases, the volume and nature of our investment, funding, and hedging activities, and changes in market conditions, such as interest rates and market spreads.
We have two primary expense items:
■    Credit-related expenses - Primarily consist of benefit (provision) for credit losses, credit enhancement expense, benefit for credit enhancement recoveries, and REO operations expense. Benefit (provision) for credit losses primarily represents changes in expected credit losses on our single-family mortgage loans held-for-investment. Credit enhancement expense and benefit for credit enhancement recoveries include the costs we incur to transfer credit risk and the changes in expected recoveries, respectively, from certain contracts that are accounted for as freestanding credit enhancements. See MD&A - Our Business Segments - Single-Family - Products and Activities, MD&A - Our Business Segments - Multifamily - Products and Activities, and Note 6 for additional information on our accounting for credit enhancements. REO operations expense represents expenses related to foreclosed properties.
■    Operating expenses - Primarily consist of administrative expenses, the legislated 10 basis point fee, and other expenses we incur to run our business.

FREDDIE MAC | 2021 Form 10-K	18

Management's Discussion and Analysis	Consolidated Results of Operations
The table below compares our consolidated results of operations for the past three years.
Table 1 - Summary of Consolidated Statements of Comprehensive Income (Loss)

				Year Over Year Change
	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
(Dollars in millions)	2021	2020	2019	$	%	$	%
Net interest income	$17,580	$12,771	$11,848	$4,809	38%	$923	8%
Guarantee income	1,032	1,442	1,089	(410)	(28)	353	32
Investment gains (losses), net	2,746	1,813	818	933	51	995	122
Other income (loss)	593	633	323	(40)	(6)	310	96
Net revenues	21,951	16,659	14,078	5,292	32	2,581	18
Benefit (provision) for credit losses	1,041	(1,452)	746	2,493	172	(2,198)	(295)
Credit enhancement expense	(1,518)	(1,058)	(749)	(460)	(43)	(309)	(41)
Benefit for (decrease in) credit enhancement recoveries	(542)	323	41	(865)	(268)	282	688
REO operations income (expense)	(12)	(149)	(229)	137	92	80	35
Credit-related income (expense)	(1,031)	(2,336)	(191)	1,305	56	(2,145)	(1,123)
Administrative expense	(2,651)	(2,535)	(2,564)	(116)	(5)	29	1
Legislated 10 basis point fee expense	(2,342)	(1,836)	(1,617)	(506)	(28)	(219)	(14)
Other expense	(728)	(723)	(657)	(5)	(1)	(66)	(10)
Operating expense	(5,721)	(5,094)	(4,838)	(627)	(12)	(256)	(5)
Income (loss) before income tax (expense) benefit	15,199	9,229	9,049	5,970	65	180	2
Income tax (expense) benefit	(3,090)	(1,903)	(1,835)	(1,187)	(62)	(68)	(4)
Net income (loss)	12,109	7,326	7,214	4,783	65	112	2
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(489)	205	573	(694)	(339)	(368)	(64)
Comprehensive income (loss)	$11,620	$7,531	$7,787	$4,089	54%	($256)	(3)%
See Critical Accounting Estimates for information concerning certain significant accounting policies and estimates applied in determining our reported results of operations and Note 1 for a summary of our accounting policies and the related notes in which information about them can be found.
Net Revenues
Net Interest Income

Net interest income consists of guarantee net interest income, investments net interest income, and income (expense) from hedge accounting.
■    We refer to the net interest income generated by our consolidated securitization trusts as guarantee net interest income. Guarantee net interest income primarily consists of the guarantee fees in Single-Family, as we consolidate most of our Single-Family securitization trusts, and consists of three components:
●    Contractual net interest income, which is equal to the difference between the interest income on loans held by consolidated trusts and the interest expense on debt securities issued by consolidated trusts. This amount represents the ongoing contractual monthly guarantee fee we receive for managing the credit risk associated with mortgage loans held by consolidated trusts.
●    The legislated 10 basis point fee on single-family loans that is remitted to Treasury as required by law.
●    Deferred fee income, which primarily consists of recognition of premiums and discounts on mortgage loans and debt securities of consolidated trusts and the fees that we receive or pay when we acquire single-family loans, which represent a portion of the guarantee fee compensation we receive for managing the credit risk associated with mortgage loans held by consolidated trusts. These amounts are recognized in net interest income based on the effective yield over the contractual life of the associated financial instrument and may vary significantly from period to period, primarily based on changes in actual prepayments on the underlying loans. Increases in actual prepayments result in a faster rate of deferred fee income recognition, while decreases in actual prepayments result in a slower rate of deferred fee income recognition. In addition, there is a difference in the timing of deferred fee income recognition

FREDDIE MAC | 2021 Form 10-K	19

Management's Discussion and Analysis	Consolidated Results of Operations
between debt securities of consolidated trusts and the underlying loans due to the payment delay associated with the pass-through of principal payments on the underlying loans to the security holders.
■    We refer to the net interest income generated by our investments portfolio as investments net interest income. Investments net interest income primarily consists of the difference between the interest income earned on the assets in our investments portfolio and the interest expense incurred on the liabilities used to fund those assets.
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
The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

				Year Over Year Change
	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
(Dollars in millions)	2021	2020	2019	$	%	$	%
Guarantee net interest income:
Contractual net interest income	$8,736	$5,232	$4,034	$3,504	67%	$1,198	30%
Net interest income related to the legislated 10 basis point fee	2,397	1,884	1,590	513	27	294	18
Deferred fee income	4,874	3,787	2,436	1,087	29	1,351	55
Total guarantee net interest income	16,007	10,903	8,060	5,104	47	2,843	35
Investments net interest income	3,068	4,100	4,040	(1,032)	(25)	60	1
Income (expense) from hedge accounting	(1,495)	(2,232)	(252)	737	33	(1,980)	(786)
Net interest income	$17,580	$12,771	$11,848	$4,809	38%	$923	8%
Key Drivers:
■    Guarantee net interest income
●    2021 vs. 2020 - Increased primarily due to continued mortgage portfolio growth, higher average portfolio guarantee fee rates, and higher deferred fee income recognition in Single-Family.
●    2020 vs. 2019 - Increased primarily due to continued mortgage portfolio growth coupled with higher contractual guarantee fee rates in Single-Family.
■    Investments net interest income
●    2021 vs. 2020 - Decreased primarily due to a decline in the size of the mortgage-related investments portfolio, partially offset by lower funding costs.
●    2020 vs. 2019 - Increased primarily due to lower funding costs, partially offset by a change in our investment mix as the lower-yielding other investments portfolio represented a larger percentage of our total investments portfolio.
■    Income (expense) from hedge accounting
●    2021 vs. 2020 - Expense decreased primarily due to lower amortization of hedge accounting-related basis adjustments driven by a decline in the unamortized balance.
●    2020 vs. 2019 - Expense increased primarily due to higher amortization of hedge accounting-related basis adjustments driven by higher prepayments, partially offset by higher income related to accruals of periodic cash settlements on derivatives in hedging relationships.

FREDDIE MAC | 2021 Form 10-K	20

Management's Discussion and Analysis	Consolidated Results of Operations
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
Table 3 - Analysis of Net Interest Yield

	Year Ended December 31,
	2021			2020			2019
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$62,042	$8	0.01%	$24,428	$30	0.12%	$8,925	$187	2.10%
Securities purchased under agreements to resell	75,425	48	0.06	94,350	354	0.38	56,465	1,284	2.27
Investment securities	56,211	2,261	4.02	71,842	2,581	3.59	70,104	2,737	3.90
Mortgage loans(1)	2,622,952	59,130	2.25	2,149,787	59,290	2.76	1,969,775	68,583	3.48
Other assets	6,049	80	1.32	4,752	85	1.79	2,933	104	3.55
Total interest-earning assets	2,822,679	61,527	2.18	2,345,159	62,340	2.66	2,108,202	72,895	3.46
Interest-bearing liabilities:
Debt securities of consolidated trusts held by third parties	2,538,757	(42,209)	(1.66)	2,020,908	(46,281)	(2.29)	1,822,411	(53,980)	(2.96)
Debt of Freddie Mac:
Short-term debt	10,157	—	—	75,668	(606)	(0.80)	85,492	(1,910)	(2.23)
Long-term debt	227,415	(1,738)	(0.76)	218,447	(2,682)	(1.23)	192,100	(5,157)	(2.68)
Total debt of Freddie Mac	237,572	(1,738)	(0.73)	294,115	(3,288)	(1.12)	277,592	(7,067)	(2.55)
Total interest-bearing liabilities	2,776,329	(43,947)	(1.58)	2,315,023	(49,569)	(2.14)	2,100,003	(61,047)	(2.91)
Impact of net non-interest-bearing funding	46,350	—	0.02	30,136	—	0.03	8,199	—	0.01
Total funding of interest-earning assets	2,822,679	(43,947)	(1.56)	2,345,159	(49,569)	(2.11)	2,108,202	(61,047)	(2.90)
Net interest income/yield		$17,580	0.62%		$12,771	0.55%		$11,848	0.56%
(1)    Loan fees included in interest income were $3.1 billion, $4.6 billion, and $3.3 billion during 2021, 2020, and 2019, respectively.

FREDDIE MAC | 2021 Form 10-K	21

Management's Discussion and Analysis	Consolidated Results of Operations
Net Interest Income Rate / Volume Analysis

The table below presents a rate and volume analysis of our net interest income. Our net interest income reflects the reversal of interest income accrued, net of interest received on a cash basis, related to mortgage loans that are on non-accrual status.
Table 4 - Net Interest Income Rate / Volume Analysis

	Variance Analysis
	2021 vs. 2020			2020 vs. 2019
(Dollars in millions)	Rate(1)	Volume(1)	Total Change	Rate(1)	Volume(1)	Total Change
Interest-earning assets:
Cash and cash equivalents	($43)	$21	($22)	($249)	$92	($157)
Securities purchased under agreements to resell	(252)	(54)	(306)	(1,450)	520	(930)
Investment securities	826	(1,146)	(320)	36	(192)	(156)
Mortgage loans	(11,660)	11,500	(160)	(15,145)	5,852	(9,293)
Other assets	(16)	11	(5)	(66)	47	(19)
Total interest-earning assets	(11,145)	10,332	(813)	(16,874)	6,319	(10,555)
Interest-bearing liabilities:
Debt securities of consolidated trusts held by third parties	15,245	(11,173)	4,072	13,447	(5,748)	7,699
Debt of Freddie Mac:
Short-term debt	324	282	606	1,105	199	1,304
Long-term debt	1,050	(106)	944	3,105	(630)	2,475
Total debt of Freddie Mac	1,374	176	1,550	4,210	(431)	3,779
Total interest-bearing liabilities	16,619	(10,997)	5,622	17,657	(6,179)	11,478
Net interest income	$5,474	($665)	$4,809	$783	$140	$923
(1)    The total change variances are allocated between rate and volume based on the relative size of each variance.
Guarantee Income

Guarantee income relates primarily to our Multifamily securitizations, as we do not consolidate most of our Multifamily securitization trusts. For additional details on our Multifamily securitizations, see MD&A - Our Business Segments - Multifamily - Products and Activities - Loan Purchase, Securitization, and Guarantee Activities.
Guarantee income consists of the following:
■    Contractual guarantee fees - Consists of the fees earned from guarantees issued to third parties and securitization trusts that we do not consolidate.
■    Guarantee obligation amortization - Represents the amortization of the initial fair value of the guarantee, which is typically equal to the compensation we received for issuing the guarantee, over the term of the guarantee as we are released from risk.
■    Guarantee asset fair value changes - Represents the change in fair value of our right to receive contractual guarantee fees. Because our Multifamily loans contain prepayment protection, declining interest rates generally result in a higher guarantee asset fair value, with the opposite effect occurring when interest rates increase.

FREDDIE MAC | 2021 Form 10-K	22

Management's Discussion and Analysis	Consolidated Results of Operations
The table below presents the components of guarantee income.
Table 5 - Components of Guarantee Income

				Year Over Year Change
	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
(Dollars in millions)	2021	2020	2019	$	%	$	%
Contractual guarantee fees	$1,217	$1,023	$910	$194	19%	$113	12%
Guarantee obligation amortization	1,148	977	813	171	18	164	20
Guarantee asset fair value changes	(1,333)	(558)	(634)	(775)	(139)	76	12
Guarantee income	$1,032	$1,442	$1,089	($410)	(28)%	$353	32%
Key Drivers:
■    2021 vs. 2020 - Decreased as continued growth in our Multifamily guarantee portfolio was offset by the impacts of higher interest rates on the fair values of our guarantee assets.
■    2020 vs. 2019 - Increased primarily driven by continued growth in our Multifamily guarantee portfolio, coupled with lower fair value losses on our guarantee assets due to lower interest rates.
Investment Gains (Losses), Net

Net investment gains primarily consist of the gains on sale of mortgage loans from our multifamily loan purchase and securitization activities. Net investment gains also include revenues from sales of single-family delinquent and reperforming loans and gains and losses on investments in mortgage-related and other investments securities. These amounts are shown net of gains and losses from the related debt funding and interest-rate risk management activities, as applicable. Net investment gains can vary significantly from period-to-period based on a number of factors, such as:
■    Pricing of new multifamily mortgage loans;
■    The nature and volume of our investment, funding, and interest-rate risk management activities, including the volume of multifamily loan purchase commitments and mortgage loans for which we have elected the fair value option; the volume of held-for-sale multifamily loans measured at lower-of-cost-or-fair value; the volume of held-for-sale single-family mortgage loans; the size of our investments portfolios and volume of sales of available-for-sale securities; the volume and type of debt selected for repurchase based on our investment and funding strategies, including our efforts to support the liquidity and price performance of our mortgage-related securities; and changes in the composition of our derivative portfolio; and
■    Changes in market conditions, such as interest rates, market spreads, and implied volatility.
Derivative instruments are a key component of our interest-rate risk management strategy. We use derivatives to economically hedge the interest-rate risk of our financial assets and liabilities and manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. In addition, we routinely enter into commitments to purchase and sell mortgage loans and mortgage-related securities. The majority of these commitments are accounted for as derivative instruments. For additional information on derivative instruments, see Note 9.
We align our derivative portfolio to economically hedge the changing duration of our assets and liabilities and apply fair value hedge accounting to certain single-family mortgage loans and long-term debt to reduce our GAAP earnings variability. As a result, interest-rate-related fair value gains and losses that we recognize on financial instruments that we measure at fair value generally have offsetting impacts from the derivative instruments that we use to economically hedge interest-rate risk. For more information about our interest-rate risk management activities and the sensitivity of reported GAAP earnings to those activities, see MD&A - Risk Management - Market Risk.

FREDDIE MAC | 2021 Form 10-K	23

Management's Discussion and Analysis	Consolidated Results of Operations
The table below presents the components of investment gains (losses), net.
Table 6 - Investment Gains (Losses), Net

				Year Over Year Change
	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
(Dollars in millions)	2021	2020	2019	$	%	$	%
Single-Family	$361	($112)	$300	$473	422%	($412)	(137%)
Multifamily	2,385	1,925	518	460	24	1,407	272
Investment gains (losses), net	$2,746	$1,813	$818	$933	51%	$995	122%
Key Drivers:
■    2021 vs. 2020 - Increased primarily due to higher gains in Multifamily from higher pricing margins for new loan purchases and greater spread tightening, partially offset by a smaller volume of new loan purchases as a result of a reduced Multifamily loan purchase cap in 2021.
■    2020 vs. 2019 - Increased primarily due to higher gains in Multifamily from higher pricing margins and greater volume of new loan purchases.
Credit-Related Expense
Benefit (Provision) for Credit Losses

Our benefit (provision) for credit losses relates primarily to single-family loans held-for-investment and can vary substantially from period to period based on a number of factors, such as changes in actual and forecasted house prices and interest rates, borrower prepayments and delinquency rates, events such as pandemics, the type and volume of our loss mitigation and foreclosure activity, and government assistance provided to borrowers. See MD&A - Critical Accounting Estimates for additional information.
The table below presents the components of benefit (provision) for credit losses.
Table 7 - Benefit (Provision) for Credit Losses

				Year Over Year Change
	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
(Dollars in millions)	2021	2020	2019	$	%	$	%
Single-Family	$919	($1,320)	$749	$2,239	170%	($2,069)	(276)%
Multifamily	122	(132)	(3)	254	192	(129)	(4,300)
Benefit (provision) for credit losses	$1,041	($1,452)	$746	$2,493	172%	($2,198)	(295)%
Single-Family
■    2021 vs. 2020 - A benefit for credit losses in 2021 compared to a provision for credit losses in 2020 driven by the following factors:
●    A reserve release due to reduced expected credit losses related to COVID-19 during 2021 as economic conditions improved. Our provision for credit losses increased during 2020 due to the increase in expected credit losses related to the economic effects of the pandemic.
●    This was partially offset by an increase in expected losses on new single-family loans due to growth in our Single-Family mortgage portfolio. We recognize expected credit losses at the time of loan acquisition.
■    2020 vs. 2019 - A provision for credit losses in 2020 compared to a benefit for credit losses in 2019 primarily driven by the following factors:
●    A provision for credit losses due to:
–Increased expected credit losses related to COVID-19 - Our provision for credit losses increased due to the increase in expected credit losses related to the economic effects of the COVID-19 pandemic.
–Portfolio growth - The expected losses on new single-family loans increased due to growth in our Single-Family mortgage portfolio. We recognize expected credit losses at the time of loan acquisition.
●    This was partially offset by a decrease in expected losses driven by growth in realized and forecasted house prices and declines in forecasted interest rates.

FREDDIE MAC | 2021 Form 10-K	24

Management's Discussion and Analysis	Consolidated Results of Operations
Multifamily
■    2021 vs. 2020 - A benefit for credit losses in 2021 compared to a provision for credit losses in 2020 driven by improved actual and forecasted economic factors.
■    2020 vs. 2019 - An increase in provision due to higher expected credit losses as a result of the COVID-19 pandemic.
Credit Enhancement Expense

Credit enhancement expense primarily relates to certain single-family CRT transactions that are accounted for as freestanding credit enhancements and includes the premiums paid to transfer credit risk to third parties and transaction and other costs incurred to enter into those transactions.
Key Drivers:
■ 2021 vs. 2020 and 2020 vs. 2019 - Increased $460 million and $309 million, respectively, primarily due to higher outstanding cumulative volumes of CRT transactions.
See MD&A - Our Business Segments - Single-Family - Products and Activities and MD&A - Our Business Segments - Multifamily - Products and Activities for additional information on our credit enhancements.
Benefit for (Decrease in) Credit Enhancement Recoveries

Benefit for (decrease in) credit enhancement recoveries primarily relates to certain single-family CRT transactions that are accounted for as freestanding credit enhancements and represents changes in expected recoveries from those transactions. We recognize expected recoveries from freestanding credit enhancements at the same time that we recognize an allowance for credit losses on the covered loans, measured on the same basis as the allowance for credit losses on the covered loans.
Key Drivers:
■ 2021 vs. 2020 - Decreased $865 million as a result of the corresponding decrease in expected credit losses.
■ 2020 vs. 2019 - Increased $282 million as a result of the corresponding increase in expected credit losses due to the COVID-19 pandemic.

FREDDIE MAC | 2021 Form 10-K	25

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.
Table 8 - Summarized Consolidated Balance Sheets

	December 31,		Year Over Year Change
(Dollars in millions)	2021	2020	$	%
Assets:
Cash and cash equivalents	$10,150	$23,889	($13,739)	(58)%
Securities purchased under agreements to resell	71,203	105,003	(33,800)	(32)
Subtotal	81,353	128,892	(47,539)	(37)
Investment securities, at fair value	53,015	59,825	(6,810)	(11)
Mortgage loans, net	2,848,109	2,383,888	464,221	19
Accrued interest receivable, net	7,474	7,754	(280)	(4)
Deferred tax assets, net	6,214	6,557	(343)	(5)
Other assets	29,421	40,499	(11,078)	(27)
Total assets	$3,025,586	$2,627,415	$398,171	15%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,268	$6,210	$58	1%
Debt	2,980,185	2,592,546	387,639	15
Other liabilities	11,100	12,246	(1,146)	(9)
Total liabilities	2,997,553	2,611,002	386,551	15
Total equity	28,033	16,413	11,620	71
Total liabilities and equity	$3,025,586	$2,627,415	$398,171	15%
Key Drivers:
As of December 31, 2021 compared to December 31, 2020:
■    Cash and cash equivalents and securities purchased under agreements to resell decreased on a combined basis primarily due to a decrease in trust cash driven by lower loan prepayments and a decline in our operating cash due to a lower cash window purchase forecast and continued funding of maturities, calls, and buybacks of debt of Freddie Mac without issuing new debt.
■    Mortgage loans, net and debt increased primarily due to the increase in the size of the Single-Family mortgage portfolio.
■    Other assets decreased primarily due to lower servicer receivables driven by a decrease in loan prepayments.

FREDDIE MAC | 2021 Form 10-K	26

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
In connection with the change in our reportable segments, we updated the definitions of our portfolio balances and aligned the definitions across our two reportable segments. Prior periods have been revised to conform to the current period presentation.
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
● Seasoned loans - Delinquent and modified single-family loans that we have purchased from securitization trusts. Certain of these loans have re-performed, either on their own or through modification or other loss mitigation activity.
■ Other - Primarily consists of other mortgage-related guarantees.
The table below presents the UPB of our mortgage portfolio by segment.
Table 9 - Mortgage Portfolio

	December 31, 2021			December 31, 2020
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Securitized mortgage loans:
Held by consolidated trusts	$2,706,514	$18,757	$2,725,271	$2,204,936	$12,305	$2,217,241
Held by nonconsolidated trusts	33,340	362,627	395,967	34,932	331,860	366,792
Total securitized mortgage loans	2,739,854	381,384	3,121,238	2,239,868	344,165	2,584,033
Unsecuritized mortgage loans:
Securitization pipeline and other loans	21,189	22,771	43,960	51,040	33,407	84,447
Seasoned loans	20,594	—	20,594	26,303	—	26,303
Total unsecuritized mortgage loans	41,783	22,771	64,554	77,343	33,407	110,750
Other	10,587	10,508	21,095	9,215	10,775	19,990
Total mortgage portfolio	$2,792,224	$414,663	$3,206,887	$2,326,426	$388,347	$2,714,773
Guarantee Portfolio

Our guarantee portfolio primarily consists of mortgage-related securities guaranteed by Freddie Mac in exchange for guarantee fees. This amount differs from the securitized mortgage loans amount included in the mortgage portfolio because of two primary factors: (1) it includes only the UPB of securities guaranteed by Freddie Mac and excludes the UPB of any unguaranteed securities issued by securitization trusts and (2) it reflects timing differences between the receipt of mortgage payments and the pass-through of those payments to security holders. The other category primarily consists of other mortgage-related guarantees.

FREDDIE MAC | 2021 Form 10-K	27

Management's Discussion and Analysis	Our Portfolios
The table below presents the guarantee portfolio by segment.
Table 10 - Guarantee Portfolio

	December 31, 2021			December 31, 2020
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$2,744,899	$18,883	$2,763,782	$2,273,736	$12,305	$2,286,041
Issued by nonconsolidated trusts	27,538	318,756	346,294	29,300	289,056	318,356
Total guaranteed mortgage-related securities	2,772,437	337,639	3,110,076	2,303,036	301,361	2,604,397
Other	10,587	10,508	21,095	9,215	10,775	19,990
Total guarantee portfolio	$2,783,024	$348,147	$3,131,171	$2,312,251	$312,136	$2,624,387
Our guarantee portfolio excludes guarantees of Fannie Mae securities and other similar transactions in which we do not directly guarantee mortgage credit risk in exchange for guarantee fees. See Note 5 for additional information on our guarantee activities.
Investments Portfolio

Our investments portfolio consists of our mortgage-related investments portfolio and other investments portfolio.
Mortgage-Related Investments Portfolio
We primarily use our mortgage-related investments portfolio to provide liquidity to the mortgage market and support our loss mitigation activities. Our mortgage-related investments portfolio includes assets held by both business segments and consists of unsecuritized mortgage loans and mortgage-related securities. We primarily invest in mortgage-related securities that we issue or guarantee, although we may also invest in other agency mortgage-related securities.
The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum amount of $250 billion, which will be reduced to $225 billion on December 31, 2022. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. We are also subject to additional limitations on the size and composition of our mortgage-related investments portfolio pursuant to FHFA guidance. For additional information on the restrictions on our mortgage-related investments portfolio, see Conservatorship and Related Matters.
The table below presents the details of our mortgage-related investments portfolio.
Table 11 - Mortgage-Related Investments Portfolio

	December 31, 2021			December 31, 2020
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans	$41,783	$22,771	$64,554	$77,343	$33,407	$110,750
Mortgage-related securities	43,357	3,100	46,457	67,254	4,180	71,434
Mortgage-related investments portfolio	$85,140	$25,871	$111,011	$144,597	$37,587	$182,184
10% of notional amount of interest-only securities			$12,517			$6,586
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			123,528			188,770
Other Investments Portfolio
Our other investments portfolio, which includes the liquidity and contingency operating portfolio, is primarily used for short-term liquidity management, collateral management, and asset and liability management. The assets in the other investments portfolio are primarily allocated to the Single-Family segment. See Liquidity and Capital Resources for additional information on our other investments portfolio.

FREDDIE MAC | 2021 Form 10-K	28

Management's Discussion and Analysis	Our Business Segments
OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way our chief operating decision maker manages our business.
During 2021, our chief operating decision maker began making decisions about allocating resources and assessing segment performance based on two reportable segments, Single-Family and Multifamily. In prior periods, we managed our business based on three reportable segments, Single-Family Guarantee, Multifamily, and Capital Markets. As our mortgage-related investments portfolio has declined over time, our capital markets activities have become increasingly focused on supporting our Single-Family and Multifamily businesses. As a result, we determined that, effective in 2021, our Capital Markets segment should no longer be considered a separate reportable segment, and our chief operating decision maker no longer reviews separate financial results or discrete financial information for our capital markets activities. Substantially all of the revenues and expenses that were previously directly attributable to our Capital Markets segment are now included in our Single-Family segment, while certain administrative expenses and other centrally-incurred costs previously allocated to the Capital Markets segment are now allocated between the Single-Family and Multifamily segments using various methodologies depending on the nature of the expense.
In connection with this change, we also changed the measure of segment profit and loss for each segment to be based on net income and comprehensive income calculated using the same accounting policies we use to prepare our general purpose financial statements in conformity with generally accepted accounting principles. The financial results of each reportable segment include directly attributable revenue and expenses. We allocate interest expense and other funding and hedging-related costs and returns on certain investments to each reportable segment using a funds transfer pricing process. We fully allocate to each reportable segment the administrative expenses and other centrally-incurred costs that are not directly attributable to a particular segment using various methodologies depending on the nature of the expense. As a result, the sum of each income statement line item for the two reportable segments is equal to that same income statement line item for the consolidated entity. We have discontinued the reclassifications of certain activities between various line items that were included in our previous measure of segment profit and loss. Prior period information has been revised to conform to the current period presentation. See Note 15 for additional information on the change in our segment reporting presentation.

Segment	Description
Single-Family
Reflects results from our purchase, securitization, and guarantee of single-family loans, our investments in single-family loans and mortgage-related securities, the management of Single-Family mortgage credit risk and market risk, and any results of our treasury function that are not allocated to each segment.

Multifamily
Reflects results from our purchase, securitization, and guarantee of multifamily loans, our investments in multifamily loans and mortgage-related securities, and the management of Multifamily mortgage credit risk and market risk.

FREDDIE MAC | 2021 Form 10-K	29

Management's Discussion and Analysis	Our Business Segments
Segment Net Income (Loss) and Comprehensive Income (Loss)

The graphs below show our net income (loss) and comprehensive income (loss) by segment.
Segment Net Income (Loss)
(In millions)
Segment Comprehensive Income (Loss)
(In millions)

FREDDIE MAC | 2021 Form 10-K	30

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family
Business Overview

Our Single-Family segment provides liquidity and support to the single-family market through a variety of activities that include the purchase, securitization, and guarantee of single-family loans originated by lenders. Central to our mission is our commitment to helping more families attain affordable and sustainable housing and to increasing equitable access to housing finance.
The U.S. residential mortgage market consists of a primary mortgage market that links homebuyers and lenders, and a secondary mortgage market that links lenders and investors. The size of the U.S. residential mortgage market is affected by many factors, including changes in interest rates, unemployment rates, homeownership rates, house prices, the supply of housing, lender preferences regarding credit risk, and borrower preferences regarding mortgage debt.
In accordance with our Charter, we participate in the secondary mortgage market. The mix of loan products we purchase is affected by several factors, including the volume of loans meeting the requirements of our Charter, the volume meeting our risk appetite and originated according to our purchase standards, and the loan purchase and securitization activity of other financial institutions.
Our primary business model is to acquire loans that lenders originate and then pool those loans into guaranteed mortgage-related securities that transfer interest-rate, prepayment, and liquidity risk to investors and can be sold in the capital markets. We consolidate most of our Single-Family securitization trusts and, therefore, we recognize the loans held by the trust and the debt securities issued by the trust on our balance sheet and recognize the guarantee fees we receive as net interest income. To reduce our exposure under our guarantees, we transfer credit risk on a portion of our Single-Family mortgage portfolio to the private market in certain instances. The returns we generate from these activities are primarily derived from the guarantee fees we receive in exchange for providing our guarantee of the principal and interest payments of the issued mortgage-related securities.
The diagram below illustrates our primary business model.
Products and Activities

Our Single-Family business primarily consists of activities related to providing market liquidity by purchasing and securitizing mortgage loans and issuing guaranteed mortgage-related securities, transferring credit risk, performing loss mitigation activities, and investing in mortgage-related and other investments. Certain of our loan products and programs have been designed to address affordability challenges, particularly in underserved markets.
Loan Purchase, Securitization, and Guarantee Activities

Cash Window Transactions
One of the primary ways we acquire mortgage loans and provide liquidity to our Single-Family lender customers is by purchasing loans for aggregation in our securitization pipeline through our cash window. In these transactions, we purchase mortgage loans from our customers in exchange for cash consideration. We enter into forward commitments with lenders in advance of the loan purchase date to purchase loans through our cash window at a fixed price for our securitization pipeline, allowing lenders to offer borrowers the opportunity to lock in the interest rate on the mortgage prior to loan origination. We refer to the loan as being in our securitization pipeline for the period of time between loan purchase and securitization.

FREDDIE MAC | 2021 Form 10-K	31

Management's Discussion and Analysis	Our Business Segments | Single-Family
We typically economically hedge the market risk exposure of our securitization pipeline by entering into forward sale commitments and obtain permanent financing for the loans in our securitization pipeline after a short aggregation period by securitizing the loans into guaranteed mortgage-related securities. We sell the resulting securities to third-party investors, typically through cash auctions, and may also retain certain of the securities in our mortgage-related investments portfolio prior to selling them to third parties.
The Purchase Agreement requires us to purchase loans for cash consideration; operate this cash window with non-discriminatory pricing; and comply with directives, regulations, restrictions, or other requirements prescribed by FHFA related to equitable secondary market access by community lenders. In September 2021, the $1.5 billion Purchase Agreement limit on cash window volumes that was to begin on January 1, 2022 was suspended. We will continue to manage cash window activities in accordance with our risk limits and guidance from FHFA. For additional information about the Purchase Agreement, see MD&A - Conservatorship and Related Matters.
The diagram below shows the process for acquiring and securitizing loans in our cash window transactions.

Cash Window Securitization

Mortgage Seller
Cash (Credit Fees)
Cash Purchase
Mortgage Loans
Cash
Freddie Mac
Guarantee
Cash (Guarantee Fee)
Mortgage Loans
Security
Freddie Mac Trust
Cash Auction
Security
Cash
Securities Dealers & Investors

FREDDIE MAC | 2021 Form 10-K	32

Management's Discussion and Analysis	Our Business Segments | Single-Family
Guarantor Swap Transactions
In addition to cash window transactions, another primary way we acquire loans and provide liquidity to our Single-Family lender customers is by securitizing loans into guaranteed mortgage-related securities in guarantor swap transactions. Our largest guarantor swap customers are primarily large mortgage banking companies and commercial banks. In these transactions, we purchase mortgage loans from our customers in exchange for a security backed by those same loans, as shown in the diagram below:

Guarantor Swap
Mortgage Seller
Freddie Mac
Freddie Mac Trust
Mortgage Loans
Security
Cash (Credit Fees, Buy-downs)
Cash (Buy-ups)
Mortgage Loans
Security
Guarantee
Cash (Guarantee Fee)

Advances to Lenders
We also provide liquidity to certain of our small and medium-sized lenders through our early funding programs, where we advance funds to lenders for mortgage loans prior to the loans being pooled and securitized. In some cases, the early funded mortgages are ultimately delivered through cash window purchase transactions. We account for these transactions as advances that are fully collateralized by the mortgage loans and recognize the associated fees as interest income on the advances from the early funding date to the final settlement date.
Securitization Products
We offer the following types of securitization products to our customers.
Level 1 Securitization Products
The securities we issue in cash window securitizations and guarantor swap transactions are Level 1 Securitization Products, which are pass-through securities that represent undivided beneficial interests in trusts that hold pools of loans.
We issue the following types of Level 1 Securitization Products:
■    UMBS - Single-class pass-through securities issued through the CSP with a 55-day payment delay for TBA-eligible fixed-rate mortgage loans. The UMBS is a single (common) security that is issued by either Fannie Mae or us. The UMBS market is designed to enhance the overall liquidity of TBA-eligible Freddie Mac and Fannie Mae securities by supporting their fungibility without regard to which company is the issuer. SIFMA permits UMBS TBA contracts to be settled by delivery of UMBS issued by either Freddie Mac or Fannie Mae under its good-delivery guidelines.
■    55-day MBS - Single-class pass-through securities issued through the CSP with a 55-day payment delay for non-TBA-eligible fixed-rate mortgage loans.
■    ARM PCs - Single-class pass-through securities with a 75-day payment delay for ARM products. We do not use the CSP to issue ARM PCs.
In prior years, we also issued Gold PCs, which were single-class pass-through securities with a 45-day payment delay for fixed-rate mortgage loans. We discontinued the issuance of Gold PCs in 2019. Existing Gold PCs that are not entirely resecuritized are eligible for exchange into UMBS (for TBA-eligible securities) or 55-day MBS (for non-TBA-eligible securities).

FREDDIE MAC | 2021 Form 10-K	33

Management's Discussion and Analysis	Our Business Segments | Single-Family
All Level 1 Securitization Products are backed only by mortgage loans that we have acquired. We offer (or previously offered) all of the above products through both guarantor swap and cash window programs.
We also periodically use Level 1 Securitization Products to securitize certain reperforming loans subsequent to purchasing them from the original securities pool, depending on market conditions, business strategy, credit risk considerations, and operational efficiency.
When we issue a Level 1 Securitization Product, we retain the credit risk of the underlying mortgage loans by guaranteeing the principal and interest payments of the issued securities and transfer the interest-rate, prepayment, and liquidity risks of those loans to the investors in the securities. For our fixed-rate Level 1 Securitization Products, we guarantee the timely payment of principal and interest. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying loans, and we also guarantee the full and final payment of principal, but not the timely payment of principal. In exchange for our guarantee of Level 1 securitization products, we receive guarantee fees that are commensurate with the aggregate risks assumed and that we expect will, over the long-term, provide income that exceeds the credit-related and administrative expenses on the underlying loans and also provide a return on the capital that would be needed to support the related credit risk. The guarantee fees charged on new acquisitions generally consist of:
■    A contractual monthly fee paid as a percentage of the UPB of the underlying loan, including the legislated 10 basis point fee and
■    Fees we receive or pay when we acquire a loan, which include credit fees and buy-up and buy-down fees. Credit fees are calculated based on credit risk factors such as the loan product type, loan purpose, LTV ratio, and credit score, and are charged to compensate us for higher levels of risk in some loan products. Buy-up and buy-down fees are payments made or received to buy up or buy down, respectively, the monthly contractual guarantee fee and are paid in conjunction with the formation of a security to provide for a uniform net coupon rate for the mortgage pool underlying the security.
In general, we must obtain FHFA's approval to implement significant across-the-board changes to our credit fees. In addition, from time to time, FHFA issues directives or guidance to us affecting the levels of guarantee fees that we may charge. In January 2022, FHFA announced targeted increases to Freddie Mac's and Fannie Mae’s credit fees for certain high balance loans and second home loans, effective for deliveries and acquisitions beginning April 1, 2022.
In order to issue mortgage-related securities, we establish trusts pursuant to our Master Trust agreements and place the mortgage loans in the trust, which issues securities backed by those mortgage loans. The servicer administers the collection of borrowers' payments on their loans and remits the collected funds to us. We administer the distribution of payments to the investors in the mortgage-related securities, net of any applicable guarantee fees. When we securitize mortgage loans using trusts, Freddie Mac typically functions in its capacity as depositor, guarantor, administrator, and trustee of the trusts. We consolidate our Single-Family Level 1 Securitization Product trusts and recognize the mortgage loans held by and debt issued by those trusts on our consolidated balance sheets. As a result, we recognize guarantee fees for these products as the difference between the interest income on the loans held by the trusts and the interest expense on the debt issued by the trusts. This amount is referred to as guarantee net interest income.
When a borrower prepays a loan that we have securitized, the outstanding balance of the security owned by investors is reduced by the amount of the prepayment. If the borrower becomes delinquent, we continue to make the applicable payments to the investors in the mortgage-related securities pursuant to our guarantee until we purchase the loan out of the securitization trust. We have the option to purchase specified loans, including certain delinquent loans, from the trust at a purchase price equal to the current UPB of the loan, less any outstanding advances of principal that have been previously distributed. At the instruction of FHFA, we purchase loans from trusts when they reach 24 months of delinquency, except for loans that meet certain criteria (e.g., permanently modified or foreclosure referral), which may be purchased sooner. Many delinquent loans are purchased from trusts before they reach 24 months of delinquency under one of the exceptions provided. We must obtain FHFA’s approval to implement changes to our policy to purchase loans from trusts. We implemented the 24-month policy on January 1, 2021. Prior to that time, in accordance with FHFA instruction, we generally purchased loans from trusts if they were delinquent for 120 days, subject to certain exceptions.
Resecuritization Products
Resecuritization products represent beneficial interests in pools of Level 1 Securitization Products and certain other types of mortgage assets. We create these securities by using Level 1 Securitization Products or our previously issued resecuritization products as the underlying collateral. We leverage the issuance of these securities to expand the range of investors in our mortgage-related securities to include those seeking specific security attributes. Similar to our Level 1 Securitization Products, we guarantee the payment of principal and interest to the investors in our resecuritization products. We do not charge a guarantee fee for these securities if the underlying collateral is already guaranteed by us since no additional credit risk is introduced, although we typically receive a transaction fee as compensation for creating the security and future administrative responsibilities. We use the CSP for many of the securities administration activities for our resecuritization products.
We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities, which are separately guaranteed by Fannie Mae, in our commingled resecuritization products, our guarantee covers timely payment of principal and interest on such products from the underlying Fannie Mae

FREDDIE MAC | 2021 Form 10-K	34

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
All of the cash flows from the collateral underlying our resecuritization products are generally passed through to investors in these securities. We do not issue resecuritization products that have concentrations of credit risk beyond those embedded in the underlying assets. In many of our resecuritization transactions, securities dealers or investors deliver mortgage assets in exchange for the resecuritization product. In certain cases, we may also transfer our own mortgage assets in exchange for the resecuritization product. The diagram below provides a general example of how we create resecuritization products.

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
–Existing TBA-eligible Fannie Mae "MBS" and/or "Megas"; and/or
–UMBS and Supers that we have issued in exchange for TBA-eligible PCs and Giant PCs that have been delivered to us in response to our offer to exchange 45-day payment delay securities for corresponding 55-day payment delay securities.
●    Giant MBS - Resecuritizations of:
–Newly issued 55-day MBS and/or Giant MBS; and/or
–55-day MBS and/or Giant MBS that we have issued in exchange for non-TBA-eligible PCs and non-TBA-eligible Giant PCs that have been delivered to us in response to our offer to exchange 45-day payment delay securities for corresponding 55-day payment delay securities.
●    Giant PCs - Resecuritizations of previously issued PCs or Giant PCs. Although we no longer issue Gold PCs, existing Gold PCs may continue to be resecuritized into Giant PCs. In addition, ARM PCs may continue to be resecuritized into ARM Giant PCs. Fixed-rate Giant PCs are eligible for exchange into Supers (for TBA-eligible securities) or Giant MBS (for non-TBA-eligible securities).

FREDDIE MAC | 2021 Form 10-K	35

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
Other Securitization Products
We securitize certain seasoned loans in transactions where we issue guaranteed senior securities and unguaranteed subordinated securities. The collateral for these structures primarily consists of reperforming loans. The unguaranteed subordinated securities absorb first losses on the related loans. After securitization, we do not control the servicing, and the loans are not serviced in accordance with our Guide.
In prior years, we offered additional types of securitization products to our customers, including senior subordinate securitization structures backed by recently originated loans and other securitization products collateralized by non-Freddie Mac mortgage-related securities. We no longer offer these products on a regular basis and have not entered into these types of transactions recently. We also periodically offer other securitization products backed by other mortgage-related assets, such as excess servicing fees and buy-up cash flows.
Other Mortgage-Related Guarantees
We also offer a guarantee on mortgage assets held by third parties, in exchange for guarantee fees, without securitizing those assets. These arrangements, referred to as long-term standby commitments, obligate us to purchase seriously delinquent loans that are covered by those commitments. From time to time, we have consented to the termination of our long-term standby commitments and simultaneously entered into guarantor swap transactions with the same counterparty, issuing securities backed by many of the same loans.
CRT Activities

To reduce our credit risk exposure, we engage in various types of credit enhancements, including CRT transactions and other credit enhancements. We define CRT transactions as those arrangements where we actively transfer the credit risk exposure on mortgages that we own or guarantee. We define other credit enhancements as those arrangements, such as traditional primary mortgage insurance, where we do not actively take part in the transfer of the credit risk exposure. Our CRT transactions are designed to reduce the amount of required capital related to credit risk, to transfer portions of credit losses on groups of previously acquired loans to third-party investors, and to reduce the risk of future losses to us when borrowers default. The costs we incur in exchange for this credit protection effectively reduce our guarantee income from the associated mortgages.
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
■ STACR - Our primary Single-Family securities-based credit risk sharing vehicle. STACR Trust note transactions transfer risk to the private capital markets through the issuance of unguaranteed notes using a third-party trust. In a STACR transaction, we create a reference pool of loans from our Single-Family mortgage portfolio, and a third-party trust issues credit notes linked to the reference pool. The trust makes periodic payments of principal and interest on the notes to noteholders, but is not required to repay principal to the extent that the note balance is reduced as a result of specified credit events on the mortgage loans in the related reference pool. We make payments to the trust to support payment of the interest due on the notes. The amount of risk transferred in each transaction affects the amounts we are required to pay. We receive payments from the trust that otherwise would have been made to the noteholders to the extent there are certain defined credit events on the mortgage loans in the related reference pool. The note balance is reduced by the amount of the payments to us, thereby transferring the related credit risk of the loans in the reference pool to the note investors. Generally, the note balance is also reduced based on principal payments that occur on the loans in the reference pool. The diagram below illustrates a typical STACR transaction.

FREDDIE MAC | 2021 Form 10-K	36

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
We have established programmatic offerings of STACR and ACIS transactions to regularly transfer credit risk on a targeted population of recently acquired mortgage loans (on-the-run transactions). The targeted loan population for on-the-run transactions is recently acquired fixed-rate mortgage loans with maturity terms greater than 20 years and LTV ratios between 60% and 97%, excluding loans acquired under our relief refinance programs, government guaranteed loans, and loans that do not meet certain eligibility criteria. Our typical on-the-run transactions are issued on a monthly basis and provide back-end coverage for loans that have been recently acquired and/or securitized into Level 1 Securitization Products. In a typical on-the-run transaction, we transfer to third-party investors a portion of the credit risk between a specified attachment point and a detachment point which may vary based on numerous factors, such as the type of collateral and market conditions. We generally retain the initial loss position and at least 5% of the credit risk of all the positions sold to align our interests with those of the investors. We also retain all of the senior credit risk position. Currently, on-the-run STACR transactions typically have a 20-year maturity and on-the-run ACIS transactions typically have a 12.5-year maturity. The diagram below illustrates a typical on-the-run STACR and ACIS structure.

STACR / ACIS Structure
Allocation of Losses
Allocation of Principal Paydowns
Class A–H (Reference Tranche Only)
STACR / ACIS
Retained Credit Risk
Class M–1
Class M–1H
Class M–2
Class M–2H
Class B–1
Class B–1H
Class B–2
Class B–2H
Class B–3H (Initial Loss Position)
Reference Pool of Mortgages

In addition to our regularly issued on-the-run transactions, we also periodically execute “off-the-run” STACR and ACIS transactions that provide back-end coverage on certain loans that are not in the on-the-run transaction targeted loan population. For example, we offer STACR and ACIS transactions that provide coverage on certain relief refinance loans, STACR

FREDDIE MAC | 2021 Form 10-K	37

Management's Discussion and Analysis	Our Business Segments | Single-Family
and ACIS transactions that provide coverage on unissued portions of the reference pools related to previous STACR and ACIS transactions, and ACIS transactions that provide coverage on loans with 15-year maturities not related to any STACR offering.
Prior to 2018, the majority of our STACR transactions were structured as unsecured debt issued directly by us (STACR debt notes) rather than as debt issued by a trust. These transactions operate similarly to STACR Trust notes, except that we make payments of principal and interest on the issued STACR debt notes. Similar to STACR Trust notes, in a STACR debt transaction, we are not required to repay principal to the extent that the notional credit risk position is reduced as a result of a specified credit event on a loan in the reference pool. For certain STACR debt notes issued in prior years (generally STACR debt notes issued prior to 2015), losses are allocated to the notional amounts of the credit risk positions based on calculated losses using a predefined formula when the loans experience a credit event, which predominantly occurs when a loan becomes 180 days delinquent. As a result, in these transactions, we receive reimbursement of losses based on these calculated loss amounts rather than based on actual losses. While we may issue STACR debt notes in the future, we expect to predominantly issue STACR Trust notes. See Note 8 for additional information on these debt issuances.
We monitor the costs and benefits provided by the CRT coverage we have obtained on a regular basis. We may periodically terminate certain CRT transactions, through the exercise of contractual call options, repurchases of outstanding securities, or other means, if we determine prior to contractual maturity that they are no longer economically sensible.
Additional Offerings
We also transfer credit risk through issuance of senior subordinated securitization structures backed by seasoned loans, additional types of insurance transactions, and risk-sharing arrangements with certain single-family lenders. For additional information on Single-Family mortgage loan credit enhancements, see MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors.
We also periodically sell certain delinquent loans that we have previously repurchased from securitization trusts. See Note 4 for additional information on sales of mortgage loans.
Loss Mitigation Activities

Servicers perform loss mitigation activities as well as foreclosures on loans that they service for us. Our loss mitigation strategy emphasizes early intervention by servicers in delinquent loans and offers alternatives to foreclosure by providing servicers with default management programs designed to manage delinquent loans and to assist borrowers in maintaining homeownership or facilitate foreclosure alternatives.
We offer a variety of borrower assistance programs, including refinance programs for certain eligible loans and loan workout activities for struggling borrowers. Our loan workouts include both home retention options and foreclosure alternatives.
Relief Refinance Program
Our relief refinance initiative allows eligible homeowners whose loans we already own or guarantee to refinance with more favorable terms (such as reduction in payment, reduction in interest rate, or movement to a more stable loan product) and without the need to obtain additional mortgage insurance.
The relief refinance initiative provides liquidity for borrowers who are current on their mortgages but are unable to refinance because their LTV ratios exceed our standard refinance limits. The Enhanced Relief RefinanceSM program has been suspended until further notice for mortgages with applications dated on or after July 1, 2021 and all mortgages with settlement dates after August 31, 2021.
Loan Workout Activities
Home Retention Options
When refinancing is not practicable, we require our servicers first to evaluate the loan for a forbearance plan, repayment plan, payment deferral plan, or loan modification, because our level of recovery on a loan that reperforms is often higher than for a loan that proceeds to a foreclosure alternative or foreclosure. Although workout options are often less costly than a foreclosure, we incur costs as a result of our loss mitigation activities. Specifically, payment deferral plans result in non-interest-bearing balances we have to finance for the life of the mortgage, resulting in economic costs as a result of this program. Additionally, we incur economic losses on loan modifications that involve an interest rate reduction or principal forbearance, and we incur expenses related to incentive fees we pay to servicers for certain successfully completed loan workouts.
We offer the following types of home retention options:
■    Forbearance plans - Arrangements that require reduced or no payments during a defined period that provides borrowers additional time to return to compliance with the original mortgage terms or to implement another type of loan workout option.
■    Repayment plans - Contractual plans that allow borrowers a specific period of time to return to current status by paying the normal monthly payment plus additional agreed upon delinquent amounts. Repayment plans must have a term greater

FREDDIE MAC | 2021 Form 10-K	38

Management's Discussion and Analysis	Our Business Segments | Single-Family
than one month and less than or equal to 12 months and the monthly repayment plan payment amount must not exceed 150% of the contractual mortgage payment.
■    Payment deferral plans - Arrangements that allow borrowers to return to current status by deferring delinquent principal and interest into a non-interest-bearing principal balance that is due at the earlier of the payoff date, maturity date, or sale of the property. The remaining mortgage term, interest rate, payment schedule, and maturity date remain unchanged and no trial period plan is required. The number of months of payments deferred varies based upon the type of hardship the borrower is experiencing.
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
Pursuant to FHFA guidance and the CARES Act, we have offered mortgage payment relief options to borrowers affected by the COVID-19 pandemic. Among other things, we are offering forbearance of up to 18 months to single-family borrowers experiencing a financial hardship and a payment deferral plan that allows a borrower to defer up to 18 months of payments for eligible homeowners who have the financial capacity to resume making their monthly payments, but who are unable to afford the additional monthly contributions required by a repayment plan. The types of loss mitigation options available to borrowers impacted by the COVID-19 pandemic may be revised by further FHFA guidance or federal government regulation.
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
When we are unable to successfully execute a loan workout and the loan remains delinquent, we may ultimately pursue foreclosure. In a foreclosure, we may acquire the underlying property and later sell it, using the proceeds of the sale to reduce our losses. For additional information on our loss mitigation and foreclosure activities, see MD&A - Our Business Segments - Single-Family - Business Results and MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk.

FREDDIE MAC | 2021 Form 10-K	39

Management's Discussion and Analysis	Our Business Segments | Single-Family
Investing Activities

We primarily use our Single-Family mortgage-related investments portfolio to provide liquidity to the mortgage market by purchasing loans for our securitization pipeline and by purchasing delinquent and modified loans from securitization trusts. We also invest in agency mortgage-related securities. We manage the portfolio's risk-versus-return profile using our internal economic framework and make appropriate risk and capital management decisions to effectively execute our strategy and be responsive to market conditions. For additional information on our mortgage-related investments portfolio, see MD&A - Our Portfolios - Investments Portfolio - Mortgage-Related Investments Portfolio.
We may use our Single-Family mortgage-related investments portfolio to undertake various activities to support our presence in the agency securities market or to support the liquidity of our securities, including their price performance relative to comparable Fannie Mae securities. Depending upon market conditions, there may be substantial variability in any period in the total amount of securities we purchase or sell. The purchase or sale of agency securities could, at times, adversely affect the price performance of our securities relative to comparable Fannie Mae securities. We may incur costs to support our presence in the agency securities market and to support the liquidity and price performance of our securities. For more information, see Risk Factors - Market Risks - A significant decline in the price performance of or demand for our UMBS could have an adverse effect on the volume and/or profitability of our Single-Family business activity. For additional information on the limits on the mortgage-related investments portfolio established by the Purchase Agreement and by FHFA, see MD&A - Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness. In addition, we may forgo certain investment opportunities for a variety of reasons, including the limit on the size of our mortgage-related investments portfolio or the risk that an accounting treatment may create earnings variability.
Our company-wide Treasury function primarily includes issuing, calling, and repurchasing debt of Freddie Mac, managing our other investments portfolio, and managing interest-rate risk, which includes monitoring and economically hedging interest-rate risk for the entire company, primarily through the use of derivative instruments. We use a funds transfer pricing process to allocate debt funding costs and interest-rate risk management gains and losses to specific assets and liabilities included in each segment. The residual financial impact of our company-wide Treasury function and interest-rate risk management function is primarily allocated to the Single-Family segment. For additional information on the company-wide Treasury function, see MD&A - Liquidity and Capital Resources. For additional information on interest-rate risk management, see MD&A - Risk Management - Market Risk.
Customers

Our Single-Family customers are investors in our mortgage-related securities, CRT offerings, and other debt, including banks and other depository institutions, insurance companies, money managers, central banks, pension funds, state and local governments, REITs, and brokers and dealers. We also maintain relationships with dealers in our guaranteed mortgage-related securities and other debt securities. Our unsecured other debt securities and structured mortgage-related securities are initially purchased by dealers and redistributed to their customers. Our Single-Family customers also include financial institutions that originate, sell, and perform the ongoing servicing of loans for new or existing homeowners. These companies include mortgage banking companies, commercial banks, regional banks, community banks, credit unions, HFAs, savings institutions, and non-depository financial institutions. Many of these companies are both sellers and servicers for us.
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
We acquire a significant portion of our loans from several lenders that are among the largest originators in the U.S. In addition, a significant portion of our single-family loans is serviced by several large servicers. The following charts show the concentration of our 2021 Single-Family purchase volume by our largest sellers and our Single-Family loan servicing by our largest servicers as of December 31, 2021. None of our Single-Family sellers or servicers had a 10% or greater share during 2021.

FREDDIE MAC | 2021 Form 10-K	40

Management's Discussion and Analysis	Our Business Segments | Single-Family
Percentage of Single-Family Purchase Volume
Percentage of Single-Family Servicing Volume(1)
(1) Percentage of servicing volume is based on the total Single-Family mortgage portfolio, which includes loans where we do not exercise servicing control. However, loans where we do not exercise servicing control are not included for purposes of determining the concentration of servicers who serviced more than 10% of our Single-Family mortgage portfolio.

For additional information about seller and servicer concentration risk and our relationships with our seller and servicer customers, see MD&A - Risk Management - Counterparty Credit Risk - Sellers and Servicers and Note 16.
Competition

We operate in a competitive market by varying our pricing for different customers, loan products, and underwriting characteristics. We seek to maintain a broad-ranging mix of loan quality for the loans we purchase. However, sellers may elect to retain loans with better credit characteristics. A seller’s decision to retain these loans, or its decision concerning the loans it sells to Freddie Mac based on the credit standards and pricing policies of other secondary market participants, could result in Freddie Mac purchasing loans with a more adverse credit profile.
Our principal competitors in Single-Family are Fannie Mae, FHA/VA (with Ginnie Mae securitization), and other financial institutions that retain or securitize loans, such as commercial and investment banks, dealers, and savings institutions. Our competitors in Single-Family also include firms that invest in loans and mortgage-related assets and issue corporate debt, including Fannie Mae, REITs, supranationals (international institutions that provide development financing for member countries), commercial and investment banks, dealers, savings institutions, insurance companies, the Federal Farm Credit Banks, the FHLBs, and non-bank loan aggregators, who are both our customers and competitors. The conservatorship, including direction provided to us by our Conservator, may affect our ability to compete. The areas in which we and Fannie Mae compete have been limited as we have been required by FHFA to align certain of our Single-Family mortgage purchase offerings, servicing, and securitization practices with Fannie Mae to achieve market acceptance of the UMBS. FHFA has also placed limits on our and Fannie Mae's ability to compete with each other on pricing.

FREDDIE MAC | 2021 Form 10-K	41

Management's Discussion and Analysis	Our Business Segments | Single-Family
Business Results

The graphs, tables, and related discussion below present the business results of our Single-Family segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose and Average Guarantee Fee Rate(1) Charged on New Acquisitions
(UPB in billions, guarantee fee rate in bps)
(1)Guarantee fee rate calculation excludes the legislated 10 basis point fee and includes deferred fees recognized over the estimated life of the related loans. We enhanced our estimation methodology related to recognition of buy-up fees in 2019.
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)

■    As a key player in the secondary mortgage market, we maintain a consistent market presence by providing lenders with a constant source of liquidity for conforming loan products. Our loan purchase and guarantee activity increased in 2021 compared to 2020 primarily due to an increase in home purchase volume, higher house price appreciation, and an increase in our share of the GSE volume.
■    The average guarantee fee rate charged on new acquisitions consists of the contractual guarantee fee rate and deferred fee income, including the expected gains (losses) from buy-up and buy-down fees, recognized over the estimated life of the related loans using our expectations of prepayments and other liquidations. The average guarantee fee rate charged on new acquisitions increased in 2021 compared to 2020 primarily due to the adverse market refinance fee we began to charge in December 2020. In July 2021, FHFA instructed us to eliminate this fee for loan deliveries effective August 1, 2021.
■    In September 2021, certain requirements in the Purchase Agreement related to our cash window activities, acquisitions of single-family loans with certain LTV, DTI, and credit score characteristics at origination, and acquisitions of single-family loans secured by second homes or investment properties were suspended. We will continue to manage these activities in accordance with our risk limits and guidance from FHFA. For additional information, see MD&A – Regulation and Supervision – Legislative and Regulatory Developments – September 2021 Letter Agreement with Treasury.

FREDDIE MAC | 2021 Form 10-K	42

Management's Discussion and Analysis	Our Business Segments | Single-Family
■    We continued working to improve equitable access to affordable and sustainable housing. For example, our Home Possible® and Home One® initiatives offer down payment options as low as 3% and are designed to help qualified borrowers with limited savings buy a home. We purchased approximately 186,000 loans under these initiatives in 2021. Our Refi Possible® initiative provides more flexibilities to help low- and moderate-income borrowers take advantage of the current low interest rate environment by refinancing their mortgages and lowering their monthly mortgage payments. We also continue to implement programs that support responsibly broadening access to affordable housing by:
●    Improving the effectiveness of pre-purchase and early delinquency counseling for borrowers;
●    Implementing the Duty to Serve Underserved Markets plan;
●    Implementing the Equitable Housing Finance plan;
●    Developing and implementing a plan to increase and preserve sustainable mortgage purchase and refinance credit for all qualified borrowers;
●    Increasing support for first-time home buyers; and
●    Introducing securitization products focused on addressing affordable and energy efficiency challenges.
While we are responsibly expanding our programs and outreach capabilities to better serve low- and moderate-income borrowers and underserved markets, these loans may result in increased credit risk. Expanding access to affordable housing will continue to be a top priority in 2022. See MD&A - Regulation and Supervision - Federal Housing Finance Agency - Duty to Serve Underserved Markets Plan for more information.
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Guarantee Fee Rate(1) Charged on Mortgage Portfolio as of December 31,
(UPB in billions, guarantee fee rate in bps)
(1)Guarantee fee rate calculation excludes the legislated 10 basis point fee. As of December 31,2021, excludes $47 billion in UPB primarily related to loans that we do not consolidate.

Single-Family Loans as of December 31,

(Loan count in millions)
■    The Single-Family mortgage portfolio grew $466 billion, or 20%, year-over-year driven by higher new business activity. Additionally, continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.
■    2021 vs. 2020 - The average guarantee fee rate charged on the Single-Family mortgage portfolio increased as older vintages with lower charged guarantee fee rates were replaced by acquisitions of new loans with higher charged guarantee fee rates, including the adverse market refinance fee we began to charge in December 2020. In July 2021, FHFA instructed us to eliminate this fee for loan deliveries effective August 1, 2021.

FREDDIE MAC | 2021 Form 10-K	43

Management's Discussion and Analysis	Our Business Segments | Single-Family
CRT Activities

We transfer credit risk on a portion of our Single-Family mortgage portfolio to the private market, reducing the risk of future losses to us when borrowers default. The graphs below show the issuance amounts associated with CRT transactions for loans in our Single-Family mortgage portfolio.
UPB Covered by New CRT Issuance
(In billions)
New CRT Issuance Maximum Coverage
(In billions)
■    During 2021, 2020, and 2019, 63%, 62%, and 71%, respectively, of our Single-Family acquisitions were loans in the targeted population for our CRT transactions (primarily 30-year fixed-rate loans with LTV ratios between 60% and 97%).
■    The UPB of mortgage loans covered by CRT transactions issued in 2021 increased significantly compared to 2020 due to the recovery of the CRT markets from the impact of the COVID-19 pandemic and the increase in loan acquisition activity. The related maximum coverage also increased but was proportionally lower than the increase in UPB of mortgage loans covered by CRT transactions due to the improved credit quality of the covered loans, which reduced the amount of credit coverage we required on those loans.
■    We evaluate and update our CRT strategy as needed depending on our business strategy, market conditions, and regulatory requirements. We expect the issuance amounts of our CRT transactions to increase in 2022.
See MD&A – Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our CRT activities and other credit enhancements.

FREDDIE MAC | 2021 Form 10-K	44

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
Completed Loan Workout Activity
(UPB in billions, number of loan workouts in thousands)

$90
$69
228
$8
189
169
102
36
29
26
7
4
2019
2020
2021
Forbearance plans
Payment deferral plans
Other(1)
Total UPB in billions

(1)Other includes repayment plans, loan modifications, and foreclosure alternatives.
■    Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the year, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 67,000 loans in active forbearance plans and 22,000 loans in other active loss mitigation activity as of December 31, 2021.
■    We continue to help struggling families retain their homes or otherwise avoid foreclosure through loan workouts. Our loan workout activity decreased in 2021 compared to 2020 primarily driven by the decrease in completed forbearance plans related to the COVID-19 pandemic, partially offset by the increase of payment deferral plans related to the COVID-19 pandemic.
■    Pursuant to FHFA guidance and the CARES Act, we have offered mortgage relief options for certain borrowers affected by the COVID-19 pandemic. Among other things, we have offered forbearance of up to 18 months to single-family borrowers experiencing a financial hardship, either directly or indirectly, related to the COVID-19 pandemic. We have also offered a payment deferral plan that allows a borrower to defer up to 18 months of payments for eligible homeowners who have the financial capacity to resume making their monthly payments, but who are unable to afford the additional monthly contributions required by a repayment plan. The length of available forbearance or payment deferral plans may be extended or the terms of forbearance or payment deferral plans revised by further FHFA guidance or government regulation.
See MD&A - Risk Management for additional information on our loan workout activities.

FREDDIE MAC | 2021 Form 10-K	45

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the components of net income and comprehensive income for our Single-Family segment.
Table 12 - Single-Family Segment Financial Results

				Year Over Year Change
	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
(Dollars in millions)	2021	2020	2019	$	%	$	%
Guarantee net interest income	$15,745	$10,762	$7,999	$4,983	46%	$2,763	35%
Investments net interest income	2,023	3,062	2,917	(1,039)	(34)	145	5
Income (expense) from hedge accounting	(1,495)	(2,232)	(252)	737	33	(1,980)	(786)
Net interest income	16,273	11,592	10,664	4,681	40	928	9
Non-interest income	954	457	560	497	109	(103)	(18)
Net revenues	17,227	12,049	11,224	5,178	43	825	7
Benefit (provision) for credit losses	919	(1,320)	749	2,239	170	(2,069)	(276)
Credit enhancement expense	(1,470)	(1,036)	(734)	(434)	(42)	(302)	(41)
Benefit for (decrease in) credit enhancement recoveries	(523)	305	41	(828)	(271)	264	644
REO operations income (expense)	(12)	(149)	(229)	137	92	80	35
Credit-related income (expense)	(1,086)	(2,200)	(173)	1,114	51	(2,027)	(1,172)
Operating expense	(5,070)	(4,543)	(4,294)	(527)	(12)	(249)	(6)
Income (loss) before income tax (expense) benefit	11,071	5,306	6,757	5,765	109	(1,451)	(21)
Income tax (expense) benefit	(2,251)	(1,094)	(1,370)	(1,157)	(106)	276	20
Net income (loss)	8,820	4,212	5,387	4,608	109	(1,175)	(22)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(379)	104	472	(483)	(464)	(368)	(78)
Comprehensive income (loss)	$8,441	$4,316	$5,859	$4,125	96%	($1,543)	(26)%
Key Business Drivers:
■    2021 vs. 2020
●    Higher net interest income primarily due to the continued growth in the Single-Family mortgage portfolio, higher average guarantee fee rates on this portfolio, and higher deferred fee income recognition.
●    Lower credit-related expense primarily driven by a shift to benefit for credit losses as a result of a credit reserve release due to improving economic conditions, partially offset by a decrease in credit enhancement recoveries. Credit-related expense in 2020 was primarily driven by the negative economic effects of the COVID-19 pandemic.
■    2020 vs. 2019
●    Higher net interest income primarily due to the continued growth in the Single-Family mortgage portfolio, higher average guarantee fee rates on this portfolio, and higher deferred fee income recognition.
●    Higher credit-related expense primarily due to benefit (provision) for credit losses shifting to a provision driven by higher expected credit losses as a result of the COVID-19 pandemic and portfolio growth, partially offset by growth in realized and forecasted house prices and declines in forecasted interest rates during 2020.

FREDDIE MAC | 2021 Form 10-K	46

Management's Discussion and Analysis	Our Business Segments | Multifamily
Multifamily
Business Overview

Our Multifamily segment provides liquidity and support to the multifamily mortgage market through a variety of activities that include the purchase, securitization, and guarantee of multifamily loans originated by our Optigo® network of approved lenders. Our support of the multifamily mortgage market occurs through all economic cycles and is especially important during periods of economic stress. During these periods, we serve a critical countercyclical role by providing liquidity when many other capital providers exit the market. Central to our mission is our commitment to support greater access to quality, affordable, and sustainable rental housing, particularly in underserved markets.
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
Our primary business model is to acquire loans that lenders originate and then pool those loans into mortgage-related securities that transfers all of the interest-rate and liquidity risk and a portion of the credit risk to third-party investors and that can be sold in the capital markets. In our typical multifamily securitization, we guarantee the senior securities but do not guarantee the subordinate securities, thereby transferring a portion of the credit risk on the underlying loans to third party investors as part of the securitization process. We do not consolidate most of our Multifamily securitization trusts. As a result, we account for most of our Multifamily securitizations as sales of the underlying loans and recognize the guarantee fees we receive in exchange for our guarantee of the senior securities as guarantee income. For multifamily loans where we do not transfer credit risk through the securitization process, we may pursue other strategies designed to transfer all or a portion of the loan's credit risk to third parties, including the execution of other CRT products. The returns we generate from our business activities are primarily derived from (1) the net interest income we earn on the loans prior to their securitization, (2) the gains on sale of mortgage loans, net of interest-rate risk management activities, from our purchase and securitization activities and (3) the ongoing guarantee fees we receive in exchange for providing our guarantee on the senior securities. We evaluate these factors collectively to assess the profitability of any given transaction and to maximize our returns.
Products and Activities

Our Multifamily business consists of activities related to purchasing and securitizing mortgage loans and issuing mortgage-related securities, transferring credit risk, and investing in mortgage-related and other investments.
Loan Purchase, Securitization, and Guarantee Activities

Loan Purchase
Our Optigo network allows lenders to offer borrowers a variety of loan products for the acquisition, refinance, and/or rehabilitation of multifamily properties. While our Optigo lenders originate the loans that we purchase, we use a prior-approval underwriting approach. Under this approach, we maintain credit discipline by completing our own underwriting, credit review, and legal review for each loan prior to issuing a loan purchase commitment, including reviewing third-party appraisals and performing cash flow analysis. This helps us maintain credit discipline throughout the process.
Certain of our products have been designed to support increased access to affordable housing, including in underserved markets. Our primary multifamily loan products include the following:
■    Conventional loans - Financing that includes fixed-rate and floating-rate loans, loans in lease-up and with moderate property upgrades, manufactured housing community loans, senior housing loans, student housing loans, supplemental loans, and certain Green Advantage loans.
■    Targeted affordable housing loans - Financing provided to borrowers in underserved areas that have restricted units affordable to households with low income (earning 80% or less of AMI) and very-low income (earning 50% or less of AMI) and that typically receive government subsidies.
■    Small balance loans - Financing provided to small rental property borrowers for the acquisition or refinance of multifamily properties. Financing ranges from $1 million to $7.5 million and is focused on affordable or workforce housing properties from 5 to 50 units.

FREDDIE MAC | 2021 Form 10-K	47

Management's Discussion and Analysis	Our Business Segments | Multifamily
The amount and type of multifamily loans that we purchase is significantly influenced by the Multifamily loan purchase cap that is established by FHFA. In October 2021, FHFA announced that the 2022 Multifamily loan purchase cap for the Multifamily business will be $78 billion, up from $70 billion in 2021. FHFA will continue to require at least 50% of the Multifamily new business activity to be mission-driven, affordable housing and, in 2022, such definitions will include loans on affordable units in cost-burdened renter markets and loans to finance energy and water efficiency improvements with units affordable to renters at or below 60% of AMI. In 2022, FHFA also will require at least 25% of the Multifamily new business activity to be affordable to renters at or below 60% of AMI, up from 20% in 2021. The purchase cap is subject to reassessment throughout the year by FHFA to determine whether an increase in the cap is appropriate based on a stronger than expected overall market.
In September 2021, certain requirements that were added to the Purchase Agreement pursuant to the January 2021 Letter Agreement related to our multifamily loan purchase activity were suspended. For additional information, see MD&A - Conservatorship and Related Matters - Limits on Our Multifamily Loan Purchase Activity.
We continue to support the multifamily mortgage market's LIBOR transition efforts. Since September 2020, we have successfully quoted, purchased, and securitized new floating rate loans indexed to SOFR. The loans indexed to SOFR have been used as collateral in our SOFR-based bond offerings, thereby adding liquidity to the market and facilitating the transition to SOFR.
Our process for purchasing multifamily loans generally begins with a loan purchase commitment. Prior to issuing a commitment to purchase a multifamily loan, we negotiate with the lender the specific economic terms and conditions of our commitment, including the loan's purchase price, index, and mortgage spread. We price our loans to achieve an initial pricing margin that we generally expect to realize at securitization. Decisions related to the commitment price and/or mortgage spread will affect our initial pricing margin and are generally influenced by our current business strategy, the type of loan that we acquire (i.e., the loan product and whether it qualifies as mission-driven), the amount available under the loan purchase cap, current securitization spreads, and changing market conditions. We also offer lenders an option to lock the Treasury index component of their fixed rate loans anytime during the quote or underwriting process. This option enables borrowers, through our lenders, to lock the most volatile part of their coupon, thereby providing an enhanced level of risk mitigation against interest-rate volatility. The index lock period offered for most loans is 60 days and is generally followed by a loan purchase commitment.
At the time we commit to purchase a multifamily loan, we preliminarily determine our intent with respect to that loan. For commitments to purchase fixed-rate loans that we intend to sell (i.e., held-for-sale commitments), we elect the fair value option and therefore recognize and measure these commitments at fair value in our consolidated financial statements. We do not elect the fair value option for held-for-sale commitments to purchase floating-rate loans or loans that we intend to hold for the foreseeable future (i.e., held-for-investment commitments), including loans that we intend to securitize using trusts that we consolidate, and therefore these commitments are not recognized in our consolidated financial statements. As a result, we recognize the initial pricing margin, which is based on the price we would receive to sell the mortgage loans in a typical securitization transaction, at the commitment date for commitments we measure at fair value and generally at the time of securitization for held-for-sale loans where we do not elect the fair value option. Similarly, we recognize changes in fair value subsequent to the commitment date in earnings as they occur for commitments and loans we measure at fair value and at the time of securitization for held-for-sale loans where we do not elect the fair value option. We do not recognize any changes in fair value or gains at the time of securitization for loans or commitments that we classify as held-for-investment, including loans that we intend to securitize using trusts that we consolidate.
Our multifamily commitments and loans are subject to changes in fair value due to changes in interest-rates and changes in K Certificate benchmark spreads, which are market-quoted spreads over a referenced benchmark rate. We economically hedge our interest-rate exposure from multifamily commitments and loans, including index lock agreements, primarily by entering into pay-fixed interest-rate swaps. As a result, we typically have minimal exposure to earnings variability from changes in interest rates, as the changes in fair value of the loans and commitments attributable to changes in interest rates generally have offsetting effects from the changes in fair value of the associated interest-rate risk management derivatives. However, index lock agreements temporarily create interest rate-related earnings variability as we economically hedge the interest-rate risk created by the index lock agreement prior to entering into an offsetting loan purchase commitment. This temporary exposure is typically fully offset when we enter into the associated loan purchase commitment, as the fair value of the commitment reflects changes in the index rate that have occurred since we entered into the index lock agreement. As our ability to manage spread risk is more limited than our ability to manage interest rate risk, we typically have significant exposure to earnings variability due to changes in K Certificate benchmark spreads. We enter into certain transactions to manage this exposure, including the following:
■    When-Issued K-Deal (WI K-Deal) Certificates - In a WI K-Deal Certificate transaction, we forward sell a K Certificate security that will be issued in the future to a WI K-Deal trust at a fixed price, thereby reducing our exposure to future changes in interest rates and K Certificate benchmark spreads.
■    Spread-related derivatives - We purchase or enter into certain spread-related derivatives including the purchase of swaptions on credit indices providing some protection against adverse movements in K Certificate benchmark spreads.

FREDDIE MAC | 2021 Form 10-K	48

Management's Discussion and Analysis	Our Business Segments | Multifamily
Securitization Products
We securitize substantially all of the loans we purchase after a short holding period, which generally ranges between two and four months, as we aggregate sufficient loans with similar terms and risk characteristics. For the period of time between loan purchase and securitization, we refer to the loan as being in our securitization pipeline. We enter into various types of securitizations that generally result in the transfer of all of the underlying collateral's interest-rate and liquidity risk, and a portion of the credit risk to third parties. Our securitization products provide liquidity to the multifamily mortgage market, with certain bond issuances being focused on addressing affordable housing challenges and supporting broader environmental, social, and sustainability goals.
In our typical securitizations, we guarantee the issued senior securities. In exchange for providing this guarantee, we receive an ongoing guarantee fee that is commensurate with the risks assumed and that will, over the long-term, provide us with guarantee income that is expected to exceed the credit-related and administrative expenses of the underlying loans. Structural deal features, such as term, type of underlying loan product, and subordination levels, generally influence the deal's risk profile, which ultimately affects the guarantee fee rate we set at the time of securitization. We do not consolidate most of our Multifamily securitization trusts. As a result, we account for most of our Multifamily securitizations as sales of the underlying loans and recognize the guarantee fees we receive as guarantee income.
For guarantees to nonconsolidated entities or other third parties, we generally recognize a guarantee asset at inception. This asset, which represents the right to collect contractual guarantee fees, is recorded at fair value with subsequent changes in fair value recognized in earnings. The fair value of our guarantee assets may vary significantly from period-to-period based on changes in market conditions, including interest rates and credit spreads. Because our multifamily loans contain prepayment protection, decreasing interest rates generally result in higher guarantee asset fair values, with the opposite effect occurring when interest rates increase. See Note 5 for additional information on our accounting for guarantees.
Our typical securitization structure and level of subordination are designed to achieve appropriate economic returns when we sell loans for securitization. Depending on the securitization product and subordination levels selected, we may realize a higher (lower) gain on sale, but recognize lower (higher) ongoing guarantee income.
K Certificates and SB Certificates
Our primary securitization products are K Certificate and SB Certificate transactions, which transfer all of the interest-rate and liquidity risk and a portion of the credit risk of the underlying collateral. The structures of these transactions typically involve the issuance of senior, mezzanine, and subordinated securities that represent undivided beneficial interests in trusts that hold pools of multifamily loans that we previously purchased. In a typical K Certificate transaction, we sell multifamily loans to a non-Freddie Mac securitization trust that issues senior, mezzanine, and subordinated securities, and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. In these transactions, we guarantee the senior securities, but do not issue or guarantee the mezzanine or subordinated securities.
■    K Certificates - Regularly issued structured pass-through securities backed by recently originated multifamily loans. This product offers investors a wide range of structural and collateral options that provide for stable cash flows and a structured credit enhancement. While the amount of guarantee fee we receive may vary by collateral type, it is generally fixed for those K Certificate series that we issue with regular frequency (e.g., 7- and 10-year fixed-rate K Certificates and floating rate K Certificates). The guarantee fees received on recently issued standard K Certificates range between 40 basis points and 45 basis points.
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
The volume of our K Certificate and SB Certificate securitizations is generally influenced by the product mix and size of our securitization pipeline, along with market demand for multifamily securities. We do not typically consolidate the securitization trusts used in these transactions and therefore account for these securitizations as sales of the underlying loans.

FREDDIE MAC | 2021 Form 10-K	49

Management's Discussion and Analysis	Our Business Segments | Multifamily
The diagram below shows a typical K Certificate transaction.

K Certificate Transactions

Lenders
Mortgage
Cash
Freddie Mac
Mortgage
Cash
Guarantee
Cash
(Guarantee Fee)
Guarantee
Non-
Freddie Mac
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
Our largest other securitization product is PCs, which are fully guaranteed securities. In these transactions, we securitize multifamily loans into pass-through securities that are similar in structure to Single-Family Level 1 Securitization Products. Since we guarantee the timely payment of scheduled principal and interest and direct loss mitigation activities, we consolidate the securitization trusts used in these PC transactions and therefore do not account for PC securitizations as sales of the underlying loans. Certain other securitization products are not consolidated as we do not direct loss mitigation activities and therefore account for those securitizations as sales of the underlying loans.
Other Mortgage-Related Guarantees
We also guarantee mortgage-related assets held by third parties in exchange for guarantee fees, without securitizing those assets. For example, we provide guarantees on certain tax-exempt multifamily housing revenue bonds secured by low- and moderate-income multifamily loans.
CRT Activities

We primarily transfer credit risk to third parties through subordination, which is created through our securitization products described above. In addition to subordination, we enter into other types of CRT transactions to transfer to third parties all or a portion of the credit risk of certain loans that are not covered by subordination.
Other CRT Products
For multifamily assets for which we have not transferred credit risk through securitization, we may pursue other strategies to reduce our credit risk exposure. Our other CRT products include the following:
■    MCIP - insurance coverage underwritten by a group of insurers and/or reinsurers that generally provide first loss and/or mezzanine loss credit protection. These transactions are similar in structure to ACIS contracts purchased in Single-Family, except the reference pool, in addition to loans, may include bonds underlying our other mortgage-related guarantees. When specific credit events occur, we receive compensation from the insurance policy up to an aggregate limit based on actual losses. We require our counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies.

FREDDIE MAC | 2021 Form 10-K	50

Management's Discussion and Analysis	Our Business Segments | Multifamily
■    SCR Trust notes - a securities-based credit risk sharing vehicle similar to STACR Trust notes in Single-Family. In a SCR Trust notes transaction, we create a reference pool of loans from our Multifamily mortgage portfolio and a trust issues notes linked to the reference pool. The trust makes periodic payments of principal and interest on the notes to noteholders, but is not required to repay principal to the extent the note balance is reduced as a result of specified credit events on the mortgage loans in the reference pool. We make payments to the trust to support the interest due on the notes. The amount of risk transferred in each transaction affects the amounts we are required to pay. We receive payments from the trust that otherwise would have been made to the noteholders to the extent that a defined credit event occurs on the mortgage loans in the reference pool. The note balance is reduced by any payments made to us, thereby transferring the related credit risk of the loans in the reference pool to the noteholders. Generally, the note balance is also reduced based on principal payments that occur on the loans in the reference pool.
We previously issued SCR debt notes that are generally similar in structure to Single-Family STACR debt notes.
In addition to our other CRT products, we engage in whole loan sales, including sales of loans to funds to which we may also provide secured financing, to eliminate our interest-rate risk, liquidity risk, and credit risk exposure to certain loans.
For additional information on multifamily credit enhancements, see MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third Party Investors.
Investing Activities

We primarily use our Multifamily mortgage-related investments portfolio to provide liquidity to the multifamily mortgage market by purchasing loans for our securitization pipeline. We may also hold certain multifamily mortgage loans or agency mortgage-related securities as investments. Depending on market conditions and our business strategy, we may purchase or sell guaranteed K Certificates or SB Certificates at issuance or in the secondary market, including interest-only securities. Through our ownership of the interest-only securities, we are exposed to the market risk on the loans underlying our securitizations. We also invest in certain non-mortgage investments, including LIHTC partnerships and other secured lending activities.
From time to time, we may undertake certain activities to support the liquidity of K Certificates and SB Certificates. For more information, see Risk Factors - Market Risk - The profitability of our multifamily business could be adversely affected by a significant decrease in demand for our K Certificates and SB Certificates. Also, we may undertake certain actions to support the overall multifamily mortgage market, including the market's LIBOR transition efforts.
Customers

Our Multifamily customers include both investors in our securitization products and other CRT products, as well as financial institutions that originate and sell multifamily mortgage loans to us for aggregation and securitization. Investors include banks and other financial institutions, insurance companies, money managers, hedge funds, pension funds, state and local governments, and broker dealers. Our multifamily loan purchases are generally sourced through our Optigo network of approved lenders, who are primarily non-bank real estate finance companies and banks. Many of these lenders are both sellers and servicers to us.
The following charts show the concentration of our 2021 Multifamily new business activity by our largest sellers and loan servicing by our largest servicers as of December 31, 2021. Any seller or servicer with a 10% or greater share is listed separately.

FREDDIE MAC | 2021 Form 10-K	51

Management's Discussion and Analysis	Our Business Segments | Multifamily
Percentage of New Business Activity

(Based on UPB of $70.0 billion)

15%
13%
10%
41%
21%
Berkadia Commercial Mortgage LLC
CBRE Capital Markets, Inc.
JLL Real Estate Capital, LLC
Other top 10 sellers
All other sellers

Percentage of Servicing Volume(1)

(Based on UPB of $414.7 billion)

16%
14%
11%
39%
20%
CBRE Capital Markets, Inc.
Berkadia Commercial Mortgage LLC
JLL Real Estate Capital, LLC
Other top 10 servicers
All other servicers

(1) Percentage of servicing volume is based on the total multifamily mortgage portfolio.
Competition

We compete on the basis of price, service, and products, including our use of certain securitization structures. Our principal competitors in the multifamily mortgage market are Fannie Mae, FHA, commercial and investment banks, CMBS conduits, savings institutions, and life insurance companies.

FREDDIE MAC | 2021 Form 10-K	52

Management's Discussion and Analysis	Our Business Segments | Multifamily
Business Results

The graphs, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity
(In billions)
Total Number of Units Financed
(In thousands)

■    As of December 31, 2021, the total Multifamily new business activity was equal to the FHFA 2021 loan purchase cap of $70.0 billion. Approximately 57% of this activity, based on UPB, was mission-driven, affordable housing, with approximately 26% being affordable to renters at or below 60% of AMI, exceeding FHFA's minimum requirements (50% and 20%, respectively).
■    While broader economic activity and demographic trends have contributed to higher demand for multifamily mortgage financing, our new business activity was lower in 2021 compared to 2020 due to a reduced FHFA loan purchase cap.
■    Outstanding commitments, including index lock agreements and commitments to purchase or guarantee multifamily assets, were $19.5 billion and $18.7 billion as of December 31, 2021 and December 31, 2020, respectively. The outstanding commitments as of December 31, 2021 indicate a strong pipeline for 2022.

FREDDIE MAC | 2021 Form 10-K	53

Management's Discussion and Analysis	Our Business Segments | Multifamily
Multifamily Mortgage Portfolio and Guarantee Portfolio

Mortgage Portfolio
(In billions)
Guarantee Portfolio
(In billions)
■    Our Multifamily mortgage and guarantee portfolios increased as of December 31, 2021 compared to December 31, 2020 primarily due to ongoing loan purchase and securitization activities. We expect continued growth in these portfolios as our purchase and securitization activities should outpace loan payoffs.
■    The average guarantee fee rate on our guarantee portfolio increased as of December 31, 2021 and December 31, 2020, respectively, and the average remaining guarantee term was eight years as of December 31, 2021 and December 31, 2020. While we expect to earn future guarantee fees at the average guarantee fee rate over the average remaining guarantee term, the actual amount earned will depend on the performance of the underlying collateral subject to our financial guarantee.
■ In addition to our Multifamily mortgage portfolio, we own equity interests in LIHTC fund partnerships with carrying values totaling $2.0 billion and $1.4 billion as of December 31, 2021 and December 31, 2020, respectively. In September 2021, FHFA announced that Freddie Mac may invest up to $850 million annually in the LIHTC market, an increase from the previous limit of $500 million.

FREDDIE MAC | 2021 Form 10-K	54

Management's Discussion and Analysis	Our Business Segments | Multifamily
CRT Activities

UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    As of December 31, 2021, we had cumulatively transferred a substantial amount of the expected and stressed credit risk on the Multifamily mortgage portfolio primarily through subordination in our securitizations. In addition, all of our securitization activities shifted the interest rate and liquidity risk associated with the underlying collateral away from Freddie Mac to third-party investors.
■    The UPB of CRT transactions issued during 2021 increased compared to 2020 as we securitized the large securitization pipeline from December 31, 2020, along with a significant portion of the 2021 new loan purchase activity. Our CRT issuance activity also included several SCR Trust note transactions linked to reference pools of assets acquired prior to 2021. Despite the increased CRT UPB, our maximum coverage amount remained flat due to lower average subordination levels on our K Certificate transactions issued during 2021. The lower subordination levels are still expected to absorb a substantial amount of expected and stressed credit losses.
■    As part of our securitization-related CRT activities, we generally guarantee the issued senior securities, thereby retaining the most senior-level credit risk. In exchange for retaining this credit risk exposure we receive an ongoing guarantee fee.
We evaluate and update our risk transfer strategy as needed depending on our business strategy, market conditions, and regulatory requirements. See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our Multifamily mortgage portfolio.

FREDDIE MAC | 2021 Form 10-K	55

Management's Discussion and Analysis	Our Business Segments | Multifamily
Financial Results

The table below presents the components of net income and comprehensive income for our Multifamily segment.
Table 13 - Multifamily Segment Financial Results

				Year Over Year Change
	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
(Dollars in millions)	2021	2020	2019	$	%	$	%
Net interest income	$1,307	$1,179	$1,184	$128	11%	($5)	—%
Guarantee income	918	1,330	1,045	(412)	(31)	285	27
Investment gains (losses), net	2,385	1,925	518	460	24	1,407	272
Other income (loss)	114	176	107	(62)	(35)	69	64
Net revenues	4,724	4,610	2,854	114	2	1,756	62
Credit-related income (expense)	55	(136)	(18)	191	140	(118)	(656)
Operating expense	(651)	(551)	(544)	(100)	(18)	(7)	(1)
Income (loss) before income tax (expense) benefit	4,128	3,923	2,292	205	5	1,631	71
Income tax (expense) benefit	(839)	(809)	(465)	(30)	(4)	(344)	(74)
Net income (loss)	3,289	3,114	1,827	175	6	1,287	70
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(110)	101	101	(211)	(209)	—	—
Comprehensive income (loss)	$3,179	$3,215	$1,928	($36)	(1)%	$1,287	67%
Key Drivers:
■    2021 vs. 2020
●    Lower guarantee income as continued growth in our guarantee portfolio was offset by the impacts of higher interest rates on the fair values of our guarantee assets.
●    Increase in net investment gains primarily due to higher pricing margins for new loan purchases and greater spread tightening, partially offset by a smaller volume of new loan purchases as a result of a reduced Multifamily loan purchase cap in 2021.
■    2020 vs. 2019
●    Increase in guarantee income driven by continued growth in our guarantee portfolio, coupled with lower fair value losses on our guarantee assets due to lower interest rates.
●    Increase in net investment gains primarily due to higher pricing margins and greater volume of new loan purchases.
●    Increase in credit-related expense due to higher expected credit losses as a result of the negative economic effects of the COVID-19 pandemic.

FREDDIE MAC | 2021 Form 10-K	56

Management's Discussion and Analysis	Risk Management
RISK MANAGEMENT
Overview
To achieve our mission of providing liquidity, stability, and affordability to the U.S. housing market, we take risks as an integral part of our business activities. Risk is the possibility that events will occur that adversely affect our financial strength, operational resiliency, and the achievement of our mission, strategic, and business objectives. Risk can manifest itself in many ways and the responsibility for risk management resides at all levels of the company. We seek to take risks in a safe and sound, well-controlled manner to earn acceptable risk-adjusted returns on a corporate-wide, divisional, and, where applicable, transaction basis. Our goal is to maintain an effective risk culture where employees are risk aware, collaborative, transparent, and individually accountable for their decisions, and conduct business in an effective, legal, and ethical manner.
We utilize a risk taxonomy to define, classify, and report risks that we face in operating our business. These risks have the potential to adversely affect our current or projected financial and operational resilience. Risks are classified into the following categories:
■    Credit Risk;
■    Market Risk;
■    Liquidity Risk;
■    Operational Risk;
■    Strategic Risk;
■    Reputation Risk; and
■    Legal Risk.
These risks are factored into our business decisions, as appropriate, with strategic, reputation, and legal risks managed outside of the three lines of defense (which is referenced below). For more discussion of these and other risks facing our business, see Risk Factors. See Liquidity and Capital Resources for a discussion of liquidity risk.
Enterprise Risk Framework

The enterprise risk framework is a key component for how we manage risk to achieve our mission, strategic, and business objectives. The enterprise risk framework:
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
●    Delegations of Authority - The Board of Directors delegates authority to the CEO, who then delegates to members of executive management.
●    Corporate Risk Policies and Standards - Corporate risk policies and standards define roles and responsibilities with respect to risk management, establish limits to risk taking authority, and set forth escalation and reporting requirements.
●    Risk Governance Structure - The risk governance structure consists of management- and Board-level committees with roles and responsibilities formalized in their charters.
■    Risk Culture - An effective risk culture promotes an environment where employees who take and manage risks for the company are risk aware, collaborative, and transparent. Freddie Mac employees are held accountable for their decisions, and must conduct business in a legal, ethical, and effective manner. Our risk culture is supported by performance objectives and compensation programs that appropriately balance risk and return and motivate employees to conduct business in compliance with our established risk appetite and corporate risk policies and standards.
■    Risk Appetite - Risk appetite is the level of risk, both in aggregate and by risk type, within the company's risk capacity that the Board of Directors and management are willing to assume to achieve the company's strategic goals. The risk appetite is integrated and aligned with the strategic plans for the company and each business division. The risk appetite is approved by the Board of Directors and then by FHFA as Conservator, which may change our risk appetite, including risk limits.

FREDDIE MAC | 2021 Form 10-K	57

Management's Discussion and Analysis	Risk Management
■    Risk Identification, Assessment, Control, and Monitoring - We use a risk taxonomy to define, classify, and report risks that are associated with our business model and that we face in our day-to-day operations. Our risk management program is supported through enterprise-wide practices and processes designed to identify, assess, control, monitor, and report on all risks, including emerging risks and top risks. Our risk assessment process considers the inherent and residual risk levels that inform our risk profile and allows us to identify and monitor risks. We have issue management processes established in order to manage the remediation of identified process deficiencies and/or control weaknesses.
■    Risk Reporting - Our risk management framework requires accurate and timely reporting needed for managing risks. Regular reporting is provided to senior management and to the Board of Directors, or appropriate Board committees, at an aggregate level to provide a comprehensive view of the company's risk position, its adherence to established Board limits and management thresholds, emerging and top risks and an assessment of the control environment, risk drivers, stress testing and scenario analysis, and issues and their remediation status.
FHFA has increased supervisory expectations related to how risk is managed and overseen by management and the Board of Directors, and specifically the role of ERM to provide independent risk oversight and effective challenge. As a result, we must continue to invest in our risk management practices to meet these expectations.
Enterprise Risk Governance Structure

We manage risk using a three-lines-of-defense risk management model and governance structure that includes enterprise-wide oversight by the Board of Directors and its committees, the CRO, and the CCO.
The information and diagram below present the responsibilities associated with our three-lines-of-defense risk management model and our risk governance structure. The risk governance structure also includes division risk committees to actively discuss and monitor division-specific risk profiles, risk decisions, and risk appetite metrics, limits and thresholds, and risk type committees to oversee specific risk types that are present in and span across business lines.
For more information on the role of the Board of Directors and its committees, see Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board of Directors and Board Committee Information.

FREDDIE MAC | 2021 Form 10-K	58

Management's Discussion and Analysis	Risk Management

Board of Directors

- Provides enterprise-wide risk oversight, including through its committees
- Approves the Enterprise Risk Policy, which establishes the enterprise risk management program and framework
- Approves the Strategic Plan
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

Board Operations & Technology Committee

- Oversees Freddie Mac's information, operations and technology strategies and planning, and the implementation of technology initiatives;
- Oversees, in conjunction with the Risk Committee of the Board, Freddie Mac's management of information (including cybersecurity), technology, and operational resiliency risk;
- Reviews and recommends to the Board for approval the annual Enterprise Operations and Technology Division (EOT) business plan, including relevant performance indicators, and evaluates EOT against the plan; and
- Monitors and evaluates trends in technology that may affect Freddie Mac's strategy and business objectives.

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

Enterprise Risk Committee

- Established by the CEO and chaired by the CRO, comprising members of senior management
- Monitors the risk profile of each business division and the management of the company's risk exposures consistent with the ERP
- Reviews aggregate enterprise-wide key risks, including top, emerging, and elevated risk exposures

1 FIRST LINE OF DEFENSE

Business Divisions

- Responsible, with support from our Enterprise divisions, for identifying, measuring, monitoring, controlling, and reporting risks in adherence to the established risk appetite, risk limits, risk thresholds, and risk policies and standards approved by senior management and/or our Board or Board Committees

2 SECOND LINE OF DEFENSE

Enterprise Risk Management

- Responsible for risk leadership and independent oversight of risk across the company
- Develops the enterprise risk management program and framework and issues corporate risk policies and standards which include establishing a risk taxonomy, risk appetite, risk limits, and other monitoring metrics and indicators
- Monitors, evaluates, and reports on our performance against the enterprise risk framework and corporate risk policies and standards, including oversight and escalation of risk issues as appropriate
- Responsible for approval of significant risk activities
- Responsible for reporting on aggregate risk to senior management, the Board, and the Board Risk Committee
- Provides oversight of first line risk management activities

Compliance

- Responsible for the independent assessment and oversight of ethics and compliance risk across the company
- Advises employees and business divisions on ethical and regulatory matters
- Develops enterprise compliance and ethics program to properly manage the risk of failure to comply with all relevant laws, rules, and regulations governing our business
- Issues and maintains compliance policies and standards for the enterprise, which are designed to effectively govern, identify, measure, monitor, test, and report compliance risk inherent in our business activities
- Establishes and maintains the enterprise Code of Conduct to promote a culture of ethical business conduct in the workplace and among our third parties

3 THIRD LINE OF DEFENSE

Internal Audit

- Responsible for evaluating the design adequacy, operational effectiveness, and efficiency of governance, risk management, and control processes, for both the first and second lines of defense

FREDDIE MAC | 2021 Form 10-K	59

Management's Discussion and Analysis	Risk Management
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
Mortgage credit risk is the risk associated with the inability or failure of a borrower to meet its financial and/or contractual obligations. We are exposed to two types of mortgage credit risk:
■    Single-Family mortgage credit risk, through our ownership or guarantee of loans in our Single-Family mortgage portfolio and
■    Multifamily mortgage credit risk, through our ownership or guarantee of loans in our Multifamily mortgage portfolio.
Counterparty credit risk is the risk associated with the inability or failure of a counterparty to meet its contractual obligations.
In the sections below, we provide a general discussion of our enterprise risk framework and current risk environment for mortgage credit risk, including natural disaster and climate risk, and for counterparty credit risk.
Allowance for Credit Losses

Upon the adoption of CECL on January 1, 2020, we recognized an increase to the opening balance of the allowance for credit losses. Under CECL, we recognize an allowance for credit losses before a loss event has been incurred, which results in earlier recognition of credit losses compared to the previous incurred loss impairment methodology.
For Single-Family credit exposures under CECL, we estimate the allowance for credit losses for loans on a pooled basis using a discounted cash flow model that evaluates a variety of factors to estimate the cash flows we expect to collect. The discounted cash flow model forecasts cash flows over the loan’s remaining contractual life, adjusted for expectations of prepayments and TDRs we reasonably expect will occur, and using our historical experience, adjusted for current and future economic forecasts. These projections require significant management judgment, and we face uncertainties and risks related to the models we use for financial accounting and reporting purposes. For further information on our accounting policies and methods for estimating our allowance for credit losses and related management judgments, see MD&A - Critical Accounting Estimates.
For Multifamily credit exposures under CECL, we estimate the allowance for credit losses using a loss-rate method to estimate the net amount of cash flows we expect to collect. The loss rate method is based on a probability of default and loss given default framework that estimates credit losses by considering a loan’s underlying characteristics and current and forecasted economic conditions. Loan characteristics considered by our model include vintage, loan term, current DSCR, current LTV ratio, occupancy rate, and interest rate hedges. We generally forecast economic conditions over a reasonable and supportable two-year period prior to reverting to historical averages at the model input level over a five-year period, using a linear reversion method. We also consider as model inputs expected prepayments, contractually specified extensions, modifications we reasonably expect will occur, expected recoveries from collateral posting requirements, and expected recoveries from attached credit enhancements. Management adjustments may be necessary to our model output to take into consideration current economic events and other external factors.
Under CECL, upon reclassification from held-for-investment to held-for-sale, we perform a collectability assessment. When we determine that a loan to be reclassified has experienced a more-than-insignificant deterioration in credit quality since origination, the excess of the loan’s amortized cost basis over its fair value is written off against the allowance for credit losses prior to the reclassification.

FREDDIE MAC | 2021 Form 10-K	60

Management's Discussion and Analysis	Risk Management
The table below presents a summary of key allowance for credit losses ratios and the changes in our allowance for credit losses.
Table 14 - Allowance for Credit Losses Ratios

	December 31, 2021			December 31, 2020			December 31, 2019
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses:
Beginning balance	$6,353	$200	$6,553	$5,233	$68	$5,301	$6,176	$15	$6,191
Provision (benefit) for credit losses	(919)	(122)	(1,041)	1,320	132	1,452	(749)	3	(746)
Charge-offs(1)	(1,107)	—	(1,107)	(592)	—	(592)	(1,737)	—	(1,737)
Recoveries collected	197	—	197	210	—	210	452	—	452
Net charge-offs	(910)	—	(910)	(382)	—	(382)	(1,285)	—	(1,285)
Other(2)	916	—	916	182	—	182	126	—	126
Ending balance	$5,440	$78	$5,518	$6,353	$200	$6,553	$4,268	$18	$4,286

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$4,913	$34	$4,947	$5,628	$104	$5,732	$4,222	$12	$4,234
Advances of pre-foreclosure costs	450	—	450	536	—	536	—	—	—
Accrued interest receivable on mortgage loans	24	—	24	140	—	140	—	—	—
Off-balance sheet credit exposures	53	44	97	49	96	145	46	6	52
Total ending balance	$5,440	$78	$5,518	$6,353	$200	$6,553	$4,268	$18	$4,286

Loan balances(3):
Non-accrual loans	$18,650	$—	$18,650	$13,677	$—	$13,677	$6,370	$13	$6,383
Total loans outstanding	2,806,535	26,743	2,833,278	2,333,991	21,977	2,355,968	1,971,657	17,489	1,989,146
Average loans outstanding during the year	2,597,016	23,736	2,620,752	2,113,212	19,546	2,132,758	1,921,198	15,414	1,936,612

Ratios:
Allowance for credit losses(4) to total loans outstanding	0.18%	0.13%	0.17%	0.24%	0.47%	0.24%	0.21%	0.07%	0.21%
Non-accrual loans to total loans outstanding	0.66	—	0.66	0.59	—	0.58	0.32	0.07	0.32
Allowance for credit losses(5) to non-accrual loans	26.34	NM	26.53	41.15	NM	41.91	66.28	92.31	66.33
Net charge-offs to average loans outstanding	0.04	—	0.03	0.02	—	0.02	0.07	—	0.07
(1)The Single-Family mortgage portfolio in 2021, 2020 and 2019 includes charge-offs of $0.1 billion, $0.3 billion and $1.3 billion, respectively, related to the transfer of loans from held-for-investment to held-for-sale.
(2)Primarily includes capitalization of past due interest related to non-accrual loans that receive payment deferral plans and loan modifications.
(3)Based on amortized cost basis of held-for-investment loans.
(4)Represent allowance for credit losses on total held-for-investment loans.
(5)NM - not meaningful due to the non-accrual loans balance rounding to zero.
■    2021 vs. 2020
●    The ratio of allowance for credit losses to total loans outstanding decreased as the allowance for credit losses decreased due to the reserve release driven by reduced expected credit losses related to the COVID-19 pandemic. This was partially offset by growth in our Single-Family mortgage portfolio as newly acquired loans had a higher ratio than the existing portfolio.
●    The ratio of non-accrual loans to total loans outstanding increased as we placed certain loans in forbearance plans on non-accrual status.

FREDDIE MAC | 2021 Form 10-K	61

Management's Discussion and Analysis	Risk Management
●    The ratio of allowance for credit losses to non-accrual loans decreased as we placed certain loans in forbearance plans on non-accrual status.
■    2020 vs. 2019
●    The ratio of non-accrual loans to total loans outstanding increased as the increase in the number of loans we placed on non-accrual status outpaced the growth in our Single-Family mortgage portfolio.
●    The ratio of allowance for credit losses to non-accrual loans decreased as the increase in the allowance for credit losses was offset by the increase in the number of loans we placed on non-accrual status.
See Note 6 for additional information on our allowance for credit losses and Note 4 for additional information on our non-accrual policy.
The table below shows the contractual principal payments due by specified timeframe for held-for-investment loans outstanding as of December 31, 2021.
Table 15 - Principal Amounts Due for Held-for-Investment Loans

	December 31, 2021
(In millions)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through 15 Years	Due after 15 Years	Total
Single-Family:
Fixed-rate	$87,916	$376,616	$1,011,848	$1,243,084	$2,719,464
Adjustable-rate	874	3,683	10,110	8,720	23,387
Total Single-Family	88,790	380,299	1,021,958	1,251,804	2,742,851
Multifamily:
Fixed-rate	186	3,937	17,971	1,510	23,604
Adjustable-rate	933	1,610	510	—	3,053
Total Multifamily	1,119	5,547	18,481	1,510	26,657
Cost basis adjustments					63,770
Total					$2,833,278
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
Maintaining Prudent Underwriting Standards and Quality Control Practices and Managing Seller/Servicer Performance

We employ multiple strategies to maintain loan quality:
■    Underwriting standards, as published in our Guide and incorporated in Freddie Mac Loan Advisor®, establish the requirements for eligibility, documentation, and representations and warranties;
■    Loan quality control practices, including post-close credit review and the remedy management repurchase process, help to validate that the loan origination process is acceptable to us and loans are produced to perform at or above expected levels; and
■    Seller/servicer management, including review of their in-house quality control as well as our loan performance monitoring, helps to maintain quality control for loans sold and/or serviced by third parties.
Underwriting Standards
We use a delegated underwriting process in connection with our acquisition of single-family loans whereby we set eligibility and underwriting standards, and sellers represent and warrant to us that loans they sell to us meet these standards. Our eligibility

FREDDIE MAC | 2021 Form 10-K	62

Management's Discussion and Analysis	Risk Management
and underwriting standards are used to assess loans based on a number of characteristics.
Limits are established on the purchase of loans with certain higher risk characteristics. These limits are designed to balance our credit risk exposure while supporting affordable housing in a responsible manner. Our purchase guidelines generally provide for:
■    A maximum original LTV ratio of 97% for creditworthy first-time homebuyers and for a targeted segment of creditworthy borrowers meeting certain AMI requirements under our affordable housing initiatives;
■    A maximum original LTV ratio of 95% for all other home purchase and no cash-out refinance loans; and
■    A maximum original LTV ratio of 80% for cash-out refinance loans.
Loan Advisor is our main tool for assessing loan eligibility and documentation. Loan Advisor is a set of integrated software applications and services designed to give lenders access to our view of risk, loan quality, and eligibility during the origination process, which promotes efficient commerce between lenders and Freddie Mac. As a key component of Loan Advisor, Loan Product Advisor® (LPA) takes advantage of proprietary data models and intelligent automation to help lenders validate that submitted loans meet our underwriting standards. LPA features innovative tools and offerings leveraging algorithms to enhance the origination process and generates an assessment of a loan’s credit risk and overall quality.
Historically, the majority of our purchase volume was assessed using either LPA, Fannie Mae's comparable software Desktop Underwriter (DU), or the seller's proprietary automated underwriting system. We have implemented steps to require the loans we purchase to be assessed by one of Freddie Mac's proprietary underwriting software tools, LPA or Loan Quality Advisor®, prior to purchase. Substantially all of the loans we purchase are now assessed by Freddie Mac's proprietary underwriting software, helping validate their compatibility with our risk appetite.
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
Appraisal Waivers
Since June 2017, we have permitted sellers to originate certain eligible loans without a traditional appraisal by leveraging our proprietary models, along with historical data and public records through our Loan Product Advisor® Automated Collateral Evaluation (ACE). For mortgaged properties meeting certain qualifications as specified in the Guide, the property value (purchase price for purchase transactions and borrower provided estimated value for refinances) and condition are assessed using ACE. ACE uses our in-house automated valuation model, Home Value Explorer® (HVE). HVE was built and is periodically enhanced for the express purpose of managing collateral risk at Freddie Mac. ACE leverages statistically based, empirically derived confidence scores to assess collateral risk. House price appreciation during the COVID-19 pandemic has increased

FREDDIE MAC | 2021 Form 10-K	63

Management's Discussion and Analysis	Risk Management
uncertainty for HVE, house price appreciation models, and traditional valuation methods, including appraisals. House prices have appreciated markedly despite the lagging performance of underlying fundamentals such as the unemployment rate and other economic indicators.
In response to the COVID-19 pandemic, in March 2020, we introduced expanded eligibility of ACE waivers to include no cash-out refinance with LTV ratios up to 90%, cash-out refinances for primary residences with LTV ratios up to 70%, and second homes with LTV ratios up to 60%. During the pandemic, homeowners and appraisers expressed concerns with appraisers entering properties, which potentially could stall the process of closing loans. As a result of this expansion, combined with a historically high refinance market (ACE waivers are granted more often for refinanced loans), ACE waiver usage increased from approximately 11% during 2019 to 40% during 2020, and averaged 39% during 2021. We monitor the size of ACE waivers relative to Fannie Mae’s appraisal waivers to reduce prepayment misalignment risk in UMBS.
Managing Seller/Servicer Performance
We actively monitor seller and servicer performance, including compliance with our standards. We maintain approval standards for our seller/servicers, which include requiring our sellers to maintain an in-house quality control program with written procedures that operates independently of the seller’s underwriting and origination functions. We monitor servicer performance using our Servicer Success Scorecard. In addition, we perform servicing and loan modification quality control reviews on selected servicers through random sampling of delinquent loans and executed loan modifications.
Temporary Underwriting Changes Due to the COVID-19 Pandemic
We announced temporary changes in our underwriting standards due to the COVID-19 pandemic, which may negatively affect the expected performance of purchased loans that were underwritten under these temporary changes. Many of these temporary changes have either expired or, in certain cases, been made permanent.
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
The following temporary measures have expired and are not applicable to loan applications dated on or after August 11, 2021:
■    Requiring income and asset documentation to be dated closer to the loan closing date in order to verify the most up-to-date information is being used to support the borrower's ability to repay and
■    Establishing underwriting restrictions applicable to a borrower's accounts containing stocks, stock options, and mutual funds due to then current market volatility.
The following temporary measures are in effect until further notice:
■    Requiring verification that the business is open and operating for self-employed borrowers;
■    Requiring mortgages to be sold to Freddie Mac within six months of the note date; and
■    Verifying that any mortgage that a borrower has is current or is brought current via reinstatement or by making at least three consecutive timely payments under a loss mitigation program.
The temporary measure that required additional income documentation for self-employed borrowers expired on February 2, 2022 for most mortgages.
In March and April 2020, we announced loan processing flexibilities to expedite loan closings and help keep homebuyers, sellers, and appraisers safe during the COVID-19 pandemic. These flexibilities expired and are not applicable to loan applications dated on or after June 1, 2021. They included:
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

FREDDIE MAC | 2021 Form 10-K	64

Management's Discussion and Analysis	Risk Management
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
At the instruction of FHFA, we implemented a 50 basis point adverse market refinance fee for refinance mortgages, excluding those with low balances and certain product types, with settlement dates on or after December 1, 2020. In July 2021, FHFA instructed us to eliminate this fee for loan deliveries effective August 1, 2021.
Underwriting Restrictions Related to Purchase Agreement
The Purchase Agreement requires us to limit our acquisition of certain single-family mortgage loans as follows:
■    A maximum of 6% of purchase money mortgages and 3% of refinance mortgages over the preceding 52-week period can have two or more of the following characteristics at origination: combined LTV ratio greater than 90%; debt-to-income ratio greater than 45%; and FICO or equivalent credit score less than 680.
■    Acquisitions of single-family mortgage loans secured by either second homes or investment properties are limited to 7% of the single-family mortgage loan acquisitions over the preceding 52-week period.
■    Subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we were required to implement by July 1, 2021 a program reasonably designed to ensure that each single-family mortgage loan acquired is: (1) a qualified mortgage; (2) exempt from the CFPB’s ability-to-repay requirements; (3) secured by an investment property, subject to the restrictions above; (4) a refinancing with streamlined underwriting for high LTV ratios; (5) a loan with temporary underwriting flexibilities due to exigent circumstances, as determined in consultation with FHFA; or (6) secured by manufactured housing.
In September 2021, the Purchase Agreement limits on our acquisitions of single-family loans with certain LTV, DTI, and credit score characteristics at origination and on our acquisitions of single-family loans secured by second homes or investment properties were suspended. For additional information, see MD&A - Regulation and Supervision - Legislative and Regulatory Developments - September 2021 Letter Agreement with Treasury.

FREDDIE MAC | 2021 Form 10-K	65

Management's Discussion and Analysis	Risk Management
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
The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 16 - Single-Family New Business Activity

	Year Ended December 31,
	2021		2020		2019
(Dollars in billions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year or more amortizing fixed-rate	$1,042	86%	$919	85%	$405	89%
15-year amortizing fixed-rate	173	14	167	15	43	10
Adjustable-rate	5	—	4	—	5	1
Total	$1,220	100%	$1,090	100%	$453	100%

Percentage of purchases
DTI ratio > 45%		11%		10%		14%
Original LTV ratio > 90%		11		11		19
Transaction type:
Cash window		43		61		48
Guarantor swap		57		39		52
Property type:
Detached single-family houses and townhouses		93		93		92
Condominium or co-op		7		7		8
Occupancy type:
Primary residence		93		94		92
Second home		3		3		4
Investment property		4		3		4
Loan purpose:
Purchase		35		30		55
Cash-out refinance		25		18		18
Other refinance		40		52		27

FREDDIE MAC | 2021 Form 10-K	66

Management's Discussion and Analysis	Risk Management
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
In addition to obtaining credit enhancements required by our Charter, we also enter into various CRT transactions in which we transfer mortgage credit risk to third parties. The table below contains a summary of the types of credit enhancements we use to transfer credit risk on our single-family loans. See MD&A - Our Business Segments - Single-Family - Products and Activities for more information on our CRT transactions.

Category	Products	CRT	Coverage type	Accounting treatment
Primary mortgage insurance	Primary mortgage insurance	No	Front-end	Attached
STACR	STACR Trust notes	Yes	Back-end	Freestanding
	STACR debt notes	Yes	Back-end	Debt
Insurance/reinsurance	ACIS	Yes	Back-end	Freestanding
	Other insurance/reinsurance products	Yes	Front-end	Freestanding
Other	Senior subordinate securitization structures backed by seasoned loans (nonconsolidated)	Yes	Back-end	Guarantee
	Senior subordinate securitization structures backed by recently originated loans (consolidated)	Yes	Back-end	Debt
	Lender risk-sharing	Yes	Front-end	Freestanding
Single-Family Mortgage Portfolio CRT Issuance
The table below provides the UPB of the mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions.
Table 17 - Single-Family Mortgage Portfolio CRT Issuance

	Year Ended December 31,
	2021		2020		2019
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$574,705	$11,024	$427,155	$11,141	$203,239	$6,671
Insurance/reinsurance	465,043	7,885	422,719	4,181	210,650	2,687
Other	5,094	1,062	15,563	2,379	43,888	3,526
Less: UPB with more than one type of CRT	(216,386)	—	(388,340)	(769)	(203,239)	(723)
Total CRT Issuance	$828,456	$19,971	$477,097	$16,932	$254,538	$12,161
(1)Represents the UPB of the assets included in the associated reference pool or securitization trust, as applicable. Prior periods have been revised to conform to the current period presentation.
(2)For STACR transactions, represents the balance held by third parties at issuance. For insurance/reinsurance transactions, represents the aggregate limit of insurance purchased from third parties at issuance.

FREDDIE MAC | 2021 Form 10-K	67

Management's Discussion and Analysis	Risk Management
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 18 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	December 31, 2021
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$545,293	20%	$135,330
STACR	1,024,013	37	32,641
Insurance/reinsurance	914,003	33	16,209
Other	42,273	1	10,598
Less: UPB with multiple credit enhancements and other reconciling items(4)	(1,034,546)	(38)	—
Single-Family mortgage portfolio - credit-enhanced	1,491,036	53	194,778
Single-Family mortgage portfolio - non-credit-enhanced	1,301,188	47	N/A
Total	$2,792,224	100%	$194,778

	December 31, 2020
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$472,881	20%	$116,973
STACR	853,733	37	29,665
Insurance/reinsurance	876,815	38	11,586
Other	50,275	2	11,384
Less: UPB with multiple credit enhancements and other reconciling items(4)	(1,101,461)	(47)	—
Single-Family mortgage portfolio - credit-enhanced	1,152,243	50	169,608
Single-Family mortgage portfolio - non-credit-enhanced	1,174,183	50	N/A
Total	$2,326,426	100%	$169,608
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
(4)Other reconciling items primarily include timing differences in reporting cycles between the UPB of certain CRT transactions and the UPB of the underlying loans.
Our maximum coverage as a percentage of the UPB associated with credit-enhanced loans decreased to 13% as of December 31, 2021 from 15% as of December 31, 2020, driven by the improved credit quality of the covered loans, which reduced the amount of credit coverage we required on those loans.
Credit Enhancement Coverage Characteristics
The table below provides the serious delinquency rates for the credit-enhanced and non-credit-enhanced loans in our Single-Family mortgage portfolio. The credit-enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit enhancements.
Table 19 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	December 31, 2021		December 31, 2020
(% of portfolio based on UPB)(1)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	20%	1.79%	21%	3.77%
CRT and other	47	1.24	41	3.22
Non-credit-enhanced	47	0.93	50	2.13
Total	N/A	1.12	N/A	2.64
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.

FREDDIE MAC | 2021 Form 10-K	68

Management's Discussion and Analysis	Risk Management
The table below provides information on the amount of credit enhancement coverage by year of origination associated with loans in our Single-Family mortgage portfolio.
Table 20 - Credit Enhancement Coverage by Year of Origination

	December 31, 2021		December 31, 2020
(Dollars in millions)	UPB	% of UPB with Credit Enhancement	UPB	% of UPB with Credit Enhancement
Year of Loan Origination
2021	$1,059,299	40%	N/A	N/A
2020	867,122	68	$971,092	36%
2019	157,971	71	276,302	73
2018	66,149	78	118,668	80
2017	88,800	72	147,856	75
2016 and prior	552,883	46	812,508	49
Total	$2,792,224	53	$2,326,426	50
The following table provides information on the characteristics of the loans in our Single-Family mortgage portfolio without credit enhancement.
Table 21 - Single-Family Mortgage Portfolio Without Credit Enhancement(1)

	December 31, 2021		December 31, 2020
(Dollars in millions)	UPB	% of Portfolio	UPB	% of Portfolio
Low current LTV ratio(1)(2)	$968,315	35%	$784,150	34%
Short-term(1)(3)	73,947	2	81,681	3
CRT pipeline(1)(4)	239,330	9	276,611	12
Other(1)(5)	19,596	1	31,741	1
Single-Family mortgage portfolio - non-credit-enhanced	$1,301,188	47%	$1,174,183	50%
(1)Loans with multiple characteristics are assigned to categories in this table based on the following order: low current LTV ratio, short-term, and CRT pipeline.
(2)Represents loans with current LTV ratio less than or equal to 60%.
(3)Represents loans with an original maturity of 20 years or less.
(4)Represents recently acquired loans that are targeted to be included in on-the-run CRT transactions and have not been included in a reference pool.
(5)Primarily includes government guaranteed loans, ARM loans, loans with a current LTV ratio greater than 97%, loans that fail the delinquency requirements for CRT transactions, and relief refinance loans and loans that were acquired before the inception of our CRT programs in 2013.
Credit Enhancement Expenses and Recoveries
The recognition of expenses and recoveries associated with credit enhancements in our consolidated financial statements depends on the type of credit enhancement.
Expected recoveries from attached credit enhancements, mainly primary mortgage insurance, reduce the amount of the provision for credit losses on the covered loans. There is no separate credit enhancement expense or expected credit enhancement recovery for attached credit enhancements. Rather, the cost of the credit enhancement is reflected in our financial results as lower revenue, as we charge a lower guarantee fee for loans covered by these types of credit enhancements than we would otherwise charge for a similar loan without credit enhancement. If the loan proceeds to a loss event, we derecognize the loan and associated allowance for credit losses and recognize a receivable for the expected primary mortgage insurance proceeds. Similarly, we do not recognize a provision for credit losses on guarantees protected by subordination unless expected credit losses exceed the amount of subordination.
Expected recoveries from freestanding credit enhancements do not reduce the provision for credit losses on the covered loans but are recognized separately, at the same time that we recognize an allowance for credit losses on the covered loans, as a reduction to non-interest expense measured on the same basis as the allowance for credit losses on the covered loans. We recognize the payments we make to transfer credit risk under freestanding credit enhancements, primarily STACR Trust notes and insurance/reinsurance transactions, as credit enhancement expense when incurred.
In prior years, we obtained credit enhancement through the issuance of credit-linked debt, primarily STACR debt notes. We recognize the cost of these transactions as interest expense. We no longer issue credit-linked debt as part of our primary CRT strategy and therefore expect the effect of these transactions on our financial results to become less significant over time.

FREDDIE MAC | 2021 Form 10-K	69

Management's Discussion and Analysis	Risk Management
See MD&A - Consolidated Results of Operations and MD&A - Our Business Segments - Single-Family for additional information on credit enhancement expense.
The table below presents the details of the credit enhancement recovery receivables we have recognized within other assets on our consolidated balance sheet.
Table 22 - Single-Family Credit Enhancement Receivables

(In millions)	December 31, 2021	December 31, 2020
Freestanding credit enhancement expected recovery receivables, net of allowance	$114	$653
Primary mortgage insurance receivables(1), net of allowance	76	74
Total credit enhancement receivables	$190	$727
(1)Excludes $433 million and $444 million of deferred payment obligations associated with unpaid claim amounts as of December 31, 2021 and December 31, 2020, respectively. We have reserved substantially all of these unpaid amounts as collectability is uncertain.
Monitoring Loan Performance and Characteristics

We review loan performance, including delinquency statistics and related loan characteristics, in conjunction with housing market and economic conditions, including economic effects associated with the COVID-19 pandemic, to assess credit risk when estimating our allowance for credit losses. We also use this information to determine if our pricing and eligibility standards reflect the risk associated with the loans we purchase and guarantee. We review the payment performance of our loans to facilitate early identification of potential problem loans, which could inform our loss mitigation strategies. We also review performance metrics for additional loan characteristics that may expose us to concentrations of credit risk.

FREDDIE MAC | 2021 Form 10-K	70

Management's Discussion and Analysis	Risk Management
Loan Characteristics
The table below contains a description of some of the credit characteristics that we monitor for loans in our Single-Family mortgage portfolio.

Credit Characteristic	Description	Impact on Credit Quality
LTV ratio	Ratio of the UPB of the loan to the value of the underlying property collateralizing the loan. Original LTV ratio is measured at loan origination, while CLTV ratio is defined as the ratio of the current loan UPB to the estimated current property value.	•	Measures ability of the underlying property to cover our exposure on the loan
		•	Higher LTV ratios indicate higher risk, as proceeds from sale of the property may not cover our exposure on the loan
		•	Lower LTV ratios indicate borrowers are more likely to repay
Credit score	Statistically-derived number that may indicate a borrower's likelihood to repay debt. Original credit score represents each borrower's FICO score at the time of origination or our purchase, while current credit score represents each borrower's most recent FICO score, which is obtained by Freddie Mac as of the first month of the most recent quarter	•	Borrowers with higher credit scores are generally more likely to repay or have the ability to refinance their loans than those with lower scores
Loan purpose	Indicates how the borrower intends to use the proceeds from a loan (i.e., purchase, cash-out refinance, or other refinance)	•	Cash-out refinancings, which increase the LTV ratios, generally have a higher risk of default than loans originated in purchase or other refinance transactions
Property type	Indicates whether the property is a detached single-family house, townhouse, condominium, or co-op	•	Detached single-family houses and townhouses are the predominant type of single-family property
		•	Condominiums historically have experienced greater volatility in house prices than detached single-family houses, which may expose us to more risk
Occupancy type	Indicates whether the borrower intends to use the property as a primary residence, second home, or investment property	•	Loans on primary residence properties tend to have lower credit risk than loans on second homes or investment properties
Product type	Indicates the type of loan based on key loan terms, such as the contractual maturity, type of interest rate, and payment characteristics of the loan	•	Loan products that contain terms which result in scheduled changes in monthly payments may result in higher risk
		•	Shorter loan terms result in faster repayment of principal and may indicate lower risk
Second liens	Indicates whether the underlying property is covered by more than one loan at the time of origination	•	Second liens can increase the risk of default
		•	Borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so
DTI ratio	Ratio of the borrowers' total monthly debt payments to gross monthly income. One indicator of the creditworthiness of the borrowers, as it measures borrowers' ability to manage monthly payments and repay debts	•	Borrowers with lower DTI ratios are generally more likely to repay their loans than those with higher DTI ratios, holding all other factors equal
		•	DTI ratios are at the time of origination and may not be indicative of the borrowers' current credit worthiness

FREDDIE MAC | 2021 Form 10-K	71

Management's Discussion and Analysis	Risk Management
The tables below contain details of the characteristics of the loans in our Single-Family mortgage portfolio.
Table 23 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	December 31, 2021
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score (1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%
Single-Family mortgage portfolio year of origination:
2021	$1,059	752	751	71%	66%	—%
2020	867	760	769	71	56	—
2019	158	746	751	76	55	—
2018	66	736	736	76	52	—
2017	89	741	746	75	46	—
2016 and prior	553	737	752	75	36	—
Total	$2,792	751	756	72	55	—

	December 31, 2020
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score (1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%
Single-Family mortgage portfolio year of origination:
2020	$971	760	758	71%	68%	—%
2019	276	747	754	77	67	—
2018	119	739	739	77	62	—
2017	148	742	747	75	56	—
2016	187	748	758	73	49	—
2015 and prior	625	737	750	75	41	—
Total	$2,326	749	754	74	58	—
(1)Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition, and therefore, the original credit scores also represent the current credit scores.

FREDDIE MAC | 2021 Form 10-K	72

Management's Discussion and Analysis	Risk Management
Table 24 - Characteristics of the Loans in Our Single-Family Mortgage Portfolio

	Year Ended December 31,
	2021		2020		2019
(Dollars in billions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year or more amortizing fixed-rate	$2,359	84%	1,950	84%	1,689	85%
15-year amortizing fixed-rate	393	14	326	14	241	12
Adjustable-rate	21	1	26	1	37	2
Alt-A, interest-only, and option ARM	19	1	24	1	27	1
Total	$2,792	100%	$2,326	100%	$1,994	100%
Percentage of portfolio based on UPB
Original LTV ratio range:
60% and below		25%		22%		18%
Above 60% to 80%		51		51		52
Above 80% to 90%		11		12		12
Above 90% to 100%		12		13		16
Above 100%		1		2		2
Portfolio weighted average original LTV ratio		72		74		76
Current LTV ratio range:
60% and below		58		51		51
Above 60% to 80%		35		37		35
Above 80% to 90%		5		10		9
Above 90% to 100%		2		2		5
Above 100%		—		—		—
Portfolio weighted average current LTV ratio		55		58		59
Original credit score(1):
740 and above		65		64		61
700 to 739		20		20		21
680 to 699		7		7		7
660 to 679		4		4		5
620 to 659		3		4		4
Less than 620		1		1		2
Portfolio weighted average original credit score		751		749		745
Current credit score(1)(2):
740 and above		70		70		66
700 to 739		15		15		16
680 to 699		5		5		5
660 to 679		4		3		4
620 to 659		4		4		4
Less than 620		2		3		5
Portfolio weighted average current credit score		756		754		749
DTI ratio:
Above 45%		14		14		15
Portfolio weighted average DTI ratio		34		35		35
Property type:
Detached single-family houses and townhouse		93		92		92
Condominium or co-op		7		8		8
Occupancy type at origination:
Primary residence		91		90		90
Second home		4		4		4
Investment property		5		6		6
Loan purpose:
Purchase		36		38		46
Cash-out refinance		22		19		20
Other refinance		42		43		34
(1)Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition, and therefore, the original credit scores also represent the current credit scores.

FREDDIE MAC | 2021 Form 10-K	73

Management's Discussion and Analysis	Risk Management
At December 31, 2021, approximately 4% of our loans had second-lien financing by the originator or other third party at origination, and these loans comprised approximately 9% of our seriously delinquent loan population. It is likely that additional borrowers have post-origination second-lien financing.
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have used the terms subprime and Alt-A in this Form 10-K, there is no universally accepted definition of subprime or Alt-A, and the classification of such loans may differ from company to company. We have not historically characterized the loans in our Single-Family mortgage portfolio as either prime or subprime for purposes of evaluating credit risk, and we do not rely on these loan classifications to evaluate the credit risk exposure relating to such loans in our Single-Family mortgage portfolio. To evaluate credit risk, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk.
There are also several types of loans that contain terms which result in scheduled changes in the borrower’s monthly payments after specified initial periods, such as option ARM and interest-only loans. These products may result in higher credit risk because the payment changes may increase the borrower’s monthly payment, resulting in a higher risk of default. Only a small percentage of our Single-Family mortgage portfolio consists of option ARM, Alt-A, and interest-only loans. We fully discontinued purchases of option ARM loans in 2007, Alt-A loans in 2009, and interest-only loans in 2010.
The following table presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 25 - Single-Family Mortgage Portfolio Attribute Combinations

	December 31, 2021
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
(Original Credit score)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified(2)
< 620	0.8%	6.69%	0.2%	11.68%	—%	NM	—%	NM	—%	NM	1.0%	7.50%	8.5%
620 to 679	4.4	3.29	2.3	3.05	0.3	2.56%	0.1	2.57%	—	NM	7.1	3.22	3.7
≥ 680	51.9	0.80	32.3	0.78	5.3	0.54	2.3	0.25	—	NM	91.8	0.78	0.6
Not available	0.1	6.58	—	NM	—	NM	—	NM	—	NM	0.1	6.85	18.7
Total	57.2%	1.19	34.8%	1.04	5.6%	0.77	2.4%	0.47	—%	NM	100.0%	1.12	1.0

	December 31, 2020
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
(Original Credit score)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified(2)
< 620	0.9%	9.27%	0.3%	14.96%	0.1%	18.74%	—%	NM	—%	NM	1.3%	11.00%	10.2%
620 to 679	4.2	5.93	2.5	7.93	0.5	8.17	0.1	7.92%	—	NM	7.3	6.64	7.1
≥ 680	45.4	1.83	34.5	2.31	8.9	2.37	2.4	0.96	0.1	12.56%	91.3	2.00	0.6
Not available	0.1	7.96	—	NM	—	NM	—	NM	—	NM	0.1	8.79	16.9
Total	50.6%	2.46	37.3%	2.94	9.5%	2.90	2.5%	1.69	0.1%	18.11	100.0%	2.64	1.4
(1)NM - not meaningful due to the percentage of the portfolio rounding to zero.
(2)Primarily includes loans modified through the Freddie Mac Flex Modification program.
Certain of the loan attributes shown above may indicate a higher risk of default. For example, loans with LTV ratios over 90% or credit scores below 620 may be higher risk. A single loan may fall within more than one risk category. Certain combinations of loan attributes can indicate an even higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores.
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
See Note 16 for more information about the geographic distribution of our Single-Family mortgage portfolio.

FREDDIE MAC | 2021 Form 10-K	74

Management's Discussion and Analysis	Risk Management
Delinquency Rates
We report Single-Family delinquency rates based on the number of loans in our Single-Family mortgage portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our Single-Family mortgage portfolio.
The chart below shows the delinquency rates of mortgage loans in our Single-Family mortgage portfolio.
Single-Family Delinquency Rates

2.64%
1.26%
1.01%
1.12%
0.81%
0.63%
0.33%
0.38%
0.20%
4Q19
4Q20
4Q21
One month past due
Two months past due
Seriously delinquent

The percentages of loans that were one month past due and two months past due increased in early 2020 due to the COVID-19 pandemic and have trended back towards pre-pandemic levels as the impact of the pandemic on early-stage delinquencies has started to stabilize. The percentage of loans one month past due can be volatile due to seasonality and other factors that may not be indicative of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.
Our Single-Family serious delinquency rate decreased to 1.12% as of December 31, 2021, compared to 2.64% as of December 31, 2020 as borrowers continued to exit forbearance and complete loan workout solutions that returned their mortgages to current status. In addition, 56% of the seriously delinquent loans at December 31, 2021 were covered by credit enhancements that are designed to partially reduce our credit risk exposure to these loans. See Note 4 for additional information on the payment status of our single-family mortgage loans.
Loans in COVID-19 Related Forbearance Plans
Pursuant to FHFA guidance and the CARES Act, we have offered mortgage relief options for borrowers affected by the
COVID-19 pandemic. Among other things, we have offered forbearance of up to 18 months to single-family borrowers experiencing a financial hardship, either directly or indirectly, related to the COVID-19 pandemic. We have also offered a payment deferral plan that allows a borrower to defer up to 18 months of payments for eligible homeowners who have the financial capacity to resume making their monthly payments, but who are unable to afford the additional monthly contributions required by a repayment plan. The CARES Act requires our servicers to report to credit bureaus that loans in mortgage relief programs, such as forbearance plans, repayment plans, and loan modification programs, are current as long as the loans were current prior to entering into the mortgage relief programs and the borrowers remain in compliance with the programs. This credit reporting requirement applies to all mortgage relief programs entered into between January 31, 2020 and the date that is 120 days after the declaration of the national emergency related to the COVID-19 pandemic ends. Our ability to monitor the credit quality of loans in our Single-Family mortgage portfolio may be adversely affected as credit scores may not reflect the impact of relief programs, offered by us or other creditors, into which borrowers may have entered.
For the purpose of reporting delinquency rates, we report single-family loans in forbearance as delinquent during the forbearance period to the extent that payments are past due based on the loan's original contractual terms, irrespective of the forbearance plan.

FREDDIE MAC | 2021 Form 10-K	75

Management's Discussion and Analysis	Risk Management
The table below presents payment status information of our single-family loans in forbearance based on the loans' original contractual terms.
Table 26 - Single-Family Loans in Forbearance Plans by Payment Status(1)

	December 31, 2021
(Dollars in millions)	Current	One Month Past Due	Two Months Past Due	Three Months to Six Months Past Due(2)	Greater Than Six Months Past Due(2)	Total
UPB	$1,553	$1,474	$1,233	$3,713	$7,890	$15,863
Number of loans (in thousands)	8	7	6	18	36	75
As a percentage of our Single-Family mortgage portfolio(3)	0.06%	0.05%	0.05%	0.13%	0.28%	0.57%

	December 31, 2020
(Dollars in millions)	Current	One Month Past Due	Two Months Past Due	Three Months to Six Months Past Due(2)	Greater Than Six Months Past Due(2)	Total
UPB	$8,907	$5,443	$4,372	$15,366	$35,144	$69,232
Number of loans (in thousands)	44	28	22	75	155	324
As a percentage of our Single-Family mortgage portfolio(3)	0.37%	0.23%	0.18%	0.63%	1.29%	2.70%
(1)Excludes certain loans for which we do not control servicing and loans underlying certain legacy transactions, as the forbearance information for these loans is either not reported to us by the servicers or is otherwise not readily available to us. These loans represented approximately 1.6% and 2.0% of the Single-Family mortgage portfolio as of December 31, 2021 and December 31, 2020, respectively.
(2)The UPB of loans in forbearance that were three months or more past due and continuing to accrue interest was $5.9 billion and $42.2 billion, respectively, as of December 31, 2021 and December 31, 2020.
(3)Based on loan count.
The CARES Act, as amended by the Consolidated Appropriations Act, 2021, provides temporary relief from the accounting requirements for TDRs for certain loan modifications that are the result of a hardship that is related, either directly or indirectly, to the COVID-19 pandemic. We have elected to apply this temporary relief and, therefore, do not account for qualifying loan modifications as TDRs. In addition, interpretive guidance issued by federal banking regulators and endorsed by the FASB staff has indicated that government-mandated modification or deferral programs related to the COVID-19 pandemic are not TDRs as the lender did not choose to grant a concession to the borrower. As a result, substantially all of the forbearance and other relief programs we have been offering because of COVID-19 have not been accounted for as TDRs.
We generally place single-family loans on non-accrual status when the loan becomes three monthly payments past due. For loans in active forbearance plans that were current prior to receiving forbearance, we continue to accrue interest income while the loan is in forbearance and is three or more monthly payments past due when we believe the available evidence indicates that collectability of principal and interest is reasonably assured based on management judgment, taking into consideration additional factors, the most important of which is the current LTV ratio. When we accrue interest on loans that are three or more monthly payments past due, we measure an allowance for expected credit losses on unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect. The balance of accrued interest receivable, net of allowance for credit losses, recognized on our consolidated balance sheet related to loans in COVID-19 forbearance plans was $0.2 billion and $1.1 billion as of December 31, 2021 and December 31, 2020, respectively. See Note 4 for additional information on our accounting policies for forbearance programs related to the COVID-19 pandemic.
Prior to expiration of a borrower's forbearance plan, servicers are required to contact the borrower to determine how the payments missed during the forbearance period will be repaid. We require servicers to follow a defined loss mitigation hierarchy to determine which options to offer to borrowers. This hierarchy is determined based on certain factors, such as the borrowers’ delinquency status, reasons for delinquency, loan types, and types of hardships. Borrowers are not required to repay all past due amounts in a single lump sum. Upon expiration of the forbearance plan, borrowers may reinstate the loan or enter into either a repayment plan, a payment deferral plan, or a trial period plan pursuant to a loan modification. If the borrower is not eligible for any of the home retention options, we may seek to pursue a foreclosure alternative or foreclosure. As a result of loans exiting COVID-19 related forbearance plans through payment deferral plans or loan modifications during 2021 and 2020, we deferred $1.4 billion and $0.4 billion, respectively, of delinquent interest into non-interest-bearing principal balances that are due at the earlier of the payoff date, maturity date, or sale of the property.

FREDDIE MAC | 2021 Form 10-K	76

Management's Discussion and Analysis	Risk Management
The table below presents a summary of single-family loans that received forbearance plans and were past due based on the loans' original contractual terms at some point during the forbearance period.
Table 27 - Single-Family Loans that Received Forbearance Plans(1)

(Loan count in thousands)	December 31, 2021	December 31, 2020
Active forbearance plan at end of period	67	280
Forbearance plan exits(2) (from January 1, 2020 to end of period):
Reinstatement(3)	263	189
Pay-off	67	39
Payment deferral plan	374	166
Other(4)	87	43
Total forbearance plan exits(5)	791	437
Total single-family loans that received forbearance plans(6) (from January 1, 2020 to end of period)	858	717
(1)Excludes certain loans for which we do not control servicing and loans underlying certain legacy transactions, as the forbearance information for these loans is either not reported to us by the servicers or is otherwise not readily available to us. These loans represented approximately 1.6% and 2.0% of the Single-Family mortgage portfolio as of December 31, 2021 and December 31, 2020, respectively.
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
(5)86% and 83% of loans that received and subsequently exited forbearance plans were current, paid off, or sold as of December 31, 2021 and December 31, 2020, respectively.
(6)Based on number of forbearance plans. A loan may be included more than once if it received more than one forbearance plan during the period.
Engaging in Loss Mitigation Activities

We offer a variety of borrower assistance programs, including refinance programs for certain eligible loans and loan workout activities for struggling borrowers. See MD&A - Our Business Segments - Single-Family for more information on our loss mitigation activities.
Relief Refinance Program
The following table includes information about the performance of our relief refinance mortgage portfolio.
Table 28 - Single-Family Relief Refinance Loans

	December 31, 2021			December 31, 2020
(Dollars in millions)	UPB	Loan Count	SDQ Rate	UPB	Loan Count	SDQ Rate
Above 125% Original LTV	$8,084	61,100	2.69%	$11,972	83,439	4.41%
Above 100% to 125% Original LTV	15,538	116,683	2.51	23,064	159,542	4.33
Above 80% to 100% Original LTV	27,035	222,332	2.05	38,994	293,582	3.88
80% and below Original LTV	40,442	460,777	1.36	55,291	575,708	2.70
Total	$91,099	860,892	1.79	$129,321	1,112,271	3.38
Loan Workout Activities
The table below contains credit characteristic data on our single-family modified loans.
Table 29 - Credit Characteristics of Single-Family Modified Loans

	December 31, 2021				December 31, 2020
(Dollars in billions)	UPB	% of Portfolio	CLTV Ratio	SDQ Rate	UPB	% of Portfolio	CLTV Ratio	SDQ Rate
Loan modifications(1)	$21.9	1%	51%	14.65%	$27.6	1%	58%	22.39%
(1)Primarily includes loans modified through the Freddie Mac Flex Modification program and excludes certain loans for which we do not control servicing.

FREDDIE MAC | 2021 Form 10-K	77

Management's Discussion and Analysis	Risk Management
The table below contains information about the payment performance of modified loans in our Single-Family mortgage portfolio, based on the number of loans that were current or paid off one year and, if applicable, two years after modification.
Table 30 - Payment Performance of Single-Family Modified Loans(1)

	Quarter of Loan Modification Completion
	4Q 2020	3Q 2020	2Q 2020	1Q 2020	4Q 2019	3Q 2019	2Q 2019	1Q 2019
Current or paid off one year after modification:	83%	70%	64%	59%	57%	57%	57%	67%
Current or paid off two years after modification:	N/A	N/A	N/A	N/A	65	64	61	58
(1)Primarily includes loans modified through the Freddie Mac Flex Modification program and excludes certain loans for which we do not control servicing.
Managing Foreclosure and REO Activities

In a foreclosure, we may acquire the underlying property and later sell it, using the proceeds of the sale to reduce our losses. We typically acquire properties as a result of borrower defaults and subsequent foreclosures or deeds in lieu of foreclosure on loans that we own or guarantee. We evaluate the condition of, and market for, newly acquired REO properties, determine if repairs will be performed and manage such repairs, determine occupancy status and whether there are legal or other issues to be addressed, and determine our sale or disposition strategy. When we sell REO properties, we typically provide an initial period where we consider offers by owner occupants and entities engaged in community stabilization activities before offers by investors. We also consider disposition strategies, such as auctions, as appropriate to improve collateral recoveries and/or when traditional sales strategies (i.e., marketing via Multiple Listing Service and a real estate agent) may not be as effective.
We are subject to various state and local laws that affect the foreclosure process. The pace and volume of REO acquisitions are affected not only by the delinquent loan population but also by when we can initiate the foreclosure process and the length of the process. These factors extend the time it takes for loans to be foreclosed upon and for the underlying properties to transition to REO. Our management of REO properties is also governed by federal fair housing/fair lending requirements. We are revising our REO repair program to increase the number of homes we refurbish so as to attract more owner-occupant buyers.
Pursuant to FHFA guidance and the CARES Act, we were required to suspend COVID-19-related foreclosures, other than for vacant or abandoned properties, until July 31, 2021, and COVID-19-related REO evictions until September 30, 2021. As a result of these suspensions, the volume of our foreclosure sales decreased from 13,000 in 2019 to 4,000 in 2020 and 3,000 in 2021. After July 31, 2021, servicers implemented CFPB foreclosure regulations issued on June 28, 2021, which established temporary protections for borrowers affected by the COVID-19 pandemic through December 31, 2021.
Delays in Foreclosure Process and Average Length of Foreclosure Process
Our serious delinquency rates and credit losses may be adversely affected by delays in the foreclosure process, particularly in states where a judicial foreclosure process is required. Foreclosures generally take longer to complete in such states, resulting in concentrations of delinquent loans in those states, as shown in the table below. At December 31, 2021, loans in states with a judicial foreclosure process comprised 37% of our Single-Family mortgage portfolio.

FREDDIE MAC | 2021 Form 10-K	78

Management's Discussion and Analysis	Risk Management
The table below presents the length of time our loans have been seriously delinquent, by jurisdiction type.
Table 31 - Seriously Delinquent Single-Family Loans by Jurisdiction

	Year Ended December 31,
	2021		2020		2019
Aging, by locality	Loan Count	%	Loan Count	%	Loan Count	%
Judicial states
<= 1 year	33,252	23%	132,103	42%	26,063	37%
> 1 year and <= 2 years	30,896	21	9,627	3	7,416	11
> 2 years	7,271	5	6,072	2	5,336	8
Non-judicial states
<= 1 year	37,426	25	158,563	50	24,997	36
> 1 year and <= 2 years	34,975	24	6,659	2	3,928	5
> 2 years	3,402	2	2,283	1	1,981	3
Combined
<= 1 year	70,678	48	290,666	92	51,060	73
> 1 year and <= 2 years	65,871	45	16,286	5	11,344	16
> 2 years	10,673	7	8,355	3	7,317	11
Total	147,222	100%	315,307	100%	69,721	100%
The longer a loan remains delinquent, the greater the associated costs we incur. Loans that remain delinquent for more than one year, and are not in active forbearance plans, are more challenging to resolve as many of these borrowers may not be in contact with the servicer, may not be eligible for loan modifications, or may determine that it is not economically beneficial for them to enter into a loan modification due to the amount of costs incurred on their behalf while the loan was delinquent. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will remain high as loans awaiting court proceedings in those states transition to REO or other loss events. The number of our single-family loans delinquent for more than one year increased 211% during 2021.
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
The table below presents average completion times for foreclosures of our single-family loans.
Table 32 - Average Length of Foreclosure Process for Single-Family Loans

	Year Ended December 31,
(Average days)	2021	2020	2019
Judicial states
Florida	1,262	1,037	1,143
New Jersey	1,179	983	1,089
New York	1,653	1,800	1,765
All other judicial states	889	669	692
Judicial states, in aggregate	970	802	872
Non-judicial states, in aggregate	827	537	520
Total	916	690	730
As indicated in the table above, the average length of the foreclosure process for our single-family loans generally increased in 2021 compared to 2020 as loans impacted by the COVID-19 pandemic and related foreclosure moratorium awaited court proceedings before transitioning to REO or other loss events.
Our REO inventory continued to decline in 2021, although at a slower pace than in 2020, primarily due to FHFA guidance and the CARES Act, which required us to suspend certain foreclosures and evictions due to the COVID-19 pandemic. In addition to significantly slower new REO inflows, increased buyer demand resulting from low interest rates and a housing shortage kept REO dispositions at a steady pace. Foreclosure and eviction suspensions began to end in 3Q 2021, and our REO inventory began to increase in 4Q 2021. Even in the absence of these unique circumstances, the decline of our REO inventory continued to be driven in part by the improved credit quality of our portfolio, effective loss mitigation and REO disposition strategies, and

FREDDIE MAC | 2021 Form 10-K	79

Management's Discussion and Analysis	Risk Management
a large proportion of property sales to third parties at foreclosure. Third-party sales at foreclosure auction allow us to avoid the REO property expenses that we would have otherwise incurred if we held the property in our REO inventory until disposition.
The table below shows our Single-Family REO activity.
Table 33 - Single-Family REO Activity

	Year Ended December 31,
	2021		2020		2019
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance - REO	1,766	$199	4,989	$565	7,100	$780
Additions	1,693	159	2,361	214	7,910	786
Dispositions	(1,844)	(179)	(5,584)	(580)	(10,021)	(1,001)
Ending balance - REO	1,615	179	1,766	199	4,989	565
Beginning balance, valuation allowance		(1)		(10)		(11)
Change in valuation allowance		(2)		9		1
Ending balance, valuation allowance		(3)		(1)		(10)
Ending balance - REO, net		$176		$198		$555
Collateral Deficiency Ratios
Collateral deficiency ratios are the percentages of our realized losses when loans are resolved by the completion of REO dispositions and third-party foreclosure sales or short sales. Collateral deficiency ratios are calculated as the amount of our recognized losses divided by the aggregate UPB of the related loans. The amount of recognized losses is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties, net of capitalized repair and selling expenses, if applicable. Collateral deficiency excludes recoveries from credit enhancements and certain expenses and costs related to the foreclosure process that are recognized on our consolidated financial statements, such as property taxes, homeowner's insurance premiums, property maintenance costs, and the cost of funding the loans after they are repurchased from the associated security pool. Our overall loss severity is typically higher than the collateral deficiency when these items are included.
The table below presents Single-Family collateral deficiency ratios.
Table 34 - Single-Family Collateral Deficiency Ratios

	Year Ended December 31,
	2021	2020	2019
REO dispositions and third-party foreclosure sales	6.8%	20.4%	21.7%
Short sales	19.1	22.6	24.5
Our collateral deficiency ratios declined during 2021 compared to 2020, primarily driven by house price appreciation as well as effective cost control and disposition strategies.
REO Property Status
A significant portion of our REO portfolio is unable to be marketed at any given time because the properties are occupied, involved in legal matters (e.g., bankruptcy or other litigation), or subject to a redemption period, which is a post-foreclosure period during which borrowers may reclaim a foreclosed property. Redemption periods increase the average holding period of our inventory by as much as 10% or more. As of December 31, 2021, approximately 36% of our REO properties were unable to be marketed because the properties were occupied, located in states with a redemption period, or subject to other legal matters. Another 29% of the properties were being prepared for sale (i.e., valued, marketing strategies determined, and repaired). As of December 31, 2021, approximately 22% of our REO properties were listed and available for sale, and 13% of our inventory was pending the settlement of sales. Though it varied significantly by state, the average holding period of our single-family REO properties, excluding any redemption period, was 284 days and 250 days for our REO dispositions during 2021 and 2020, respectively.

FREDDIE MAC | 2021 Form 10-K	80

Management's Discussion and Analysis	Risk Management

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
Maintaining Policies and Procedures for New Business Activity, Including Prudent Underwriting Standards

We use a prior approval underwriting approach for multifamily loans, completing our own underwriting, credit review, and legal review for each new loan prior to issuing a loan purchase commitment. This helps us maintain credit discipline throughout the process. Our underwriting standards focus on the LTV ratio and DSCR, which estimates a borrower's ability to repay the loan using the secured property's cash flows, after expenses. A higher DSCR indicates lower credit risk. Our standards define maximum LTV ratios and minimum DSCRs that vary based on the characteristics and features of the loan. Loans are generally underwritten with a maximum original LTV ratio of 80% and a DSCR of greater than 1.25, assuming monthly payments that reflect amortization of principal. However, certain loans may have a higher LTV ratio and/or a lower DSCR, typically where this will serve our mission and contribute to achieving our affordable housing goals.
Underwriting consideration is also given to other qualitative factors, such as borrower experience, the type of loan, location of the property, and the strength of the local market. Sellers provide certain representations and warranties regarding the loans they sell to us and are required to repurchase loans for which there has been a breach of representation or warranty. These representations and warranties are made as of the date the loan is sold to Freddie Mac, and unless Freddie Mac agrees to an exception to the representation and warranty at purchase, the repurchase remedy may be claimed upon proof of the breach. However, repurchases of multifamily loans have been rare due to our underwriting approach, which is completed prior to issuance of a loan purchase commitment.
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
Notwithstanding the effects of the COVID-19 pandemic on the multifamily market and broader economic environment, the credit quality of our multifamily new loan purchases and guarantees in 2021 remained consistent with prior periods.
The graphs below show the original credit profile of the multifamily loans we purchased or guaranteed.

FREDDIE MAC | 2021 Form 10-K	81

Management's Discussion and Analysis	Risk Management
Weighted Average Original LTV Ratio
Weighted Average Original DSCR

The table below presents the percentage of our Multifamily new business activity that had certain characteristics that may be considered higher risk.
Table 35 - Percentage of Multifamily New Business Activity With Higher Risk Characteristics

	Year Ended December 31,
	2021	2020	2019
Original LTV ratio greater than 80%(1)	1%	1%	2%
Original DSCR less than or equal to 1.10(1)	1	1	1
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
Substantially all of our guarantees have first loss credit protection provided by subordination. As a result, our primary credit risk exposure stems from unsecuritized loans and consolidated loans underlying our PC securitizations. By their nature, loans awaiting securitization that we hold for sale remain on our balance sheet for a shorter period than loans we hold for investment.
For unsecuritized loans, we may offer a workout option to give the borrower an opportunity to bring the loan current and retain ownership of the property, such as providing a short-term extension of up to 12 months. These arrangements are entered into with the expectation that we will recover our initial investment or minimize our losses. We do not enter into these arrangements in situations where we believe we would experience a loss in the future that is greater than or equal to the loss we would experience if we foreclosed on the property at the time of the agreement. Our multifamily loan modification and other workout activities on unsecuritized loans have been minimal in the last three years.
For consolidated loans underlying our PC securitizations, we generally retain full credit risk exposure through our guarantee, although we may subsequently transfer a portion of that credit risk using other CRT products.
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

FREDDIE MAC | 2021 Form 10-K	82

Management's Discussion and Analysis	Risk Management
Loans in COVID-19 Related Forbearance Plans
Pursuant to FHFA guidance and the CARES Act, Freddie Mac and Fannie Mae offer multifamily borrowers mortgage forbearance with the condition that they suspend all evictions during the forbearance period for renters unable to pay rent. Under our forbearance program, which is available until otherwise instructed by FHFA, multifamily borrowers with a fully performing loan as of February 1, 2020 can defer their loan payments for up to 90 days by showing hardship as a consequence of the COVID-19 pandemic and by gaining lender approval. After the forbearance period, the borrower is required to repay the forborne loan amounts in no more than 12 equal monthly installments.
In June 2020, in coordination with FHFA, we announced three supplemental forbearance relief options that servicers may use to assist borrowers that continue to be affected by the COVID-19 pandemic. These supplemental relief options added to the original tenant protections by providing flexibility to tenants to repay past due rent over time and not in a lump sum, and extended the prohibition on charging tenants fees and penalties for past due rent through both the forbearance and repayment periods. The three supplemental relief options include: (1) the option to delay the start of the repayment period following the initial forbearance period, (2) an extension of the repayment period, and (3) an extension of the forbearance period with an optional extended repayment period.
In coordination with FHFA, we have implemented numerous protections for tenants as part of our forbearance program. In May 2020, pursuant to FHFA guidance, we introduced an online multifamily property lookup tool to help renters determine if they are temporarily protected from eviction due to nonpayment of rent during the COVID-19 national health emergency. In August 2020, we modified our forbearance program to introduce requirements for borrowers with a forbearance plan to provide notification to tenants of certain protections available to those tenants. In August 2021, we further modified our forbearance program to provide reminders to borrowers of the continuing applicability of the CARES Act requirement that tenants be given at least 30 days' notice to vacate, and to request that borrowers provide their tenants with information on tenant assistance resources.
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
As of December 31, 2021 and December 31, 2020, the UPB of multifamily loans in our COVID-19 forbearance program was $1.7 billion and $7.8 billion, respectively. Since the inception of our COVID-19 forbearance program, 77.0% of loans, based on UPB, that received relief have exited forbearance through full repayment of the forborne amounts, while 17.8% remain active in either their forbearance or repayment periods. The remaining percentage exited our forbearance program through either delinquency or a third-party modification program.
Of the loans that remain in our COVID-19 forbearance program, 68.7%, based on UPB, are in securitizations with first loss credit protection provided by subordination. The weighted average subordination level of securitizations with subordination that have loans in forbearance was 14.2% as of December 31, 2021. 13.0% of loans in forbearance are scheduled to mature prior to 2023.
Transferring Credit Risk to Third-Party Investors

Types of Credit Enhancements
In connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, we may obtain various forms of credit protection that reduce our credit risk exposure to the underlying mortgage borrower and reduce our required capital. For example, at the time of loan acquisition or guarantee, we may obtain recourse and/or indemnification protection from our lenders or sellers. After acquisition, we primarily reduce our credit risk exposure to the underlying borrower by using one of our securitization products.
The following table summarizes our principal types of credit enhancements. See Our Business Segments - Multifamily - Business Overview - Products and Activities for additional information on our securitization and credit risk transfer products.

FREDDIE MAC | 2021 Form 10-K	83

Management's Discussion and Analysis	Risk Management

Category	Products	CRT	Coverage Type	Accounting Treatment
Subordination	Primary securitization products	Yes	Back-end	Guarantee
Other securitization products:
	• Securitizations of purchased collateral	Yes	Back-end	Guarantee/Debt
	• Securitizations of collateral contributed by third parties	No	Front-end	Guarantee
Lender risk-sharing	Securitizations in which we issue fully guaranteed securities and simultaneously enter into a separate loss sharing agreement.	Yes	Front-end	Freestanding
Insurance/reinsurance	MCIP	Yes	Back-end	Freestanding
SCR	SCR Trust notes SCR debt notes	Yes Yes	Back-end Back-end	Freestanding Debt
Multifamily Mortgage Portfolio CRT Issuance
The table below provides the UPB of the mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions.
Table 36 - Multifamily Mortgage Portfolio CRT Issuance

	December 31,
	2021		2020		2019
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Subordination	$68,836	$5,079	$66,187	$5,741	$67,648	$8,011
SCR	14,502	827	—	—	—	—
Insurance/reinsurance	—	—	2,646	65	1,873	84
Lender risk-sharing	1,015	110	1,568	217	1,263	149
Total CRT Issuance	$84,353	$6,016	$70,401	$6,023	$70,784	$8,244
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
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we obtain various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type is subordination, which is created through our securitization transactions. As of December 31, 2021 and December 31, 2020, our maximum coverage provided by subordination in nonconsolidated VIEs was $43.9 billion and $42.8 billion, respectively.
The table below presents the UPB, delinquency rates, and forbearance rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 37 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	December 31,
	2021			2020
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate(1)(2)	UPB	Delinquency Rate	Forbearance Rate(1)(2)
Credit-enhanced:
Subordination	$360,113	0.08%	0.33%	$328,897	0.18%	1.99%
Other	28,565	0.16	0.77	17,352	0.17	2.73
Total credit-enhanced	388,678	0.08	0.36	346,249	0.18	2.03
Non-credit-enhanced	25,985	0.05	1.25	42,098	0.02	1.83
Total	$414,663	0.08	0.42	$388,347	0.16	2.01
(1)    Excludes loans granted forbearance outside of our COVID-19 forbearance program. These loans represented less than 0.1% of the Multifamily mortgage portfolio as of December 31, 2021 and December 31, 2020.
(2)    Forbearance rate includes loans in a forbearance program, including loans in their repayment period.

FREDDIE MAC | 2021 Form 10-K	84

Management's Discussion and Analysis	Risk Management
Our securitizations remain our principal risk transfer mechanism. Through securitizations, we have transferred a substantial amount of the expected and stressed credit risk on the Multifamily mortgage portfolio, thereby reducing our overall credit risk exposure and required capital.

The table below provides information on the level of subordination outstanding on our securitizations with subordination.
Table 38 - Level of Subordination Outstanding

	December 31,
	2021			2020
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate	UPB	Delinquency Rate	Forbearance Rate
Less than 10%	$109,174	—%	0.01%	$53,220	0.04%	0.15%
10% or greater	250,939	0.11	0.47	275,677	0.20	2.35
Total	$360,113	0.08	0.33	$328,897	0.18	1.99
Weighted average subordination level	12%			13%
The increase in the "Less than 10%" level of subordination outstanding in 2021 was driven by ongoing issuances of typical K Certificate securitizations with lower subordination levels. The lower subordination levels are still expected to absorb a substantial amount of expected and stressed credit losses. We have not experienced significant credit losses associated with our guarantees on our primary securitizations.
In addition to the credit enhancements listed above, we have various other credit enhancements related to our multifamily unsecuritized loans, securitizations, and other mortgage-related guarantees, in the form of collateral posting requirements, pool insurance, bond insurance, loss sharing agreements, and other similar arrangements that along with the proceeds received from the sale of the underlying mortgage collateral, are designed to enable us to recover all or a portion of our losses on our mortgage loans or the amounts paid under our financial guarantee contracts. Our historical losses paid under our guarantee contracts and related recoveries pursuant to these agreements have not been significant.
The table below contains details on the loans underlying our Multifamily mortgage portfolio that are not credit enhanced.
Table 39 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	December 31,
	2021			2020
(Dollars in millions)	UPB	Delinquency Rate	Forbearance Rate	UPB	Delinquency Rate	Forbearance Rate
Unsecuritized loans:
Held-for-sale	$12,596	0.07%	0.48%	$21,794	0.04%	0.85%
Held-for-investment	7,180	—	—	8,655	—	1.40
Securitized loans	4,097	—	6.42	6,711	—	6.84
Other mortgage-related guarantees	2,112	0.16	—	4,938	—	0.07
Total	$25,985	0.05	1.25	$42,098	0.02	1.83
REO Activity
Our REO activity has remained low in the past several years as a result of the strong property performance of our Multifamily mortgage portfolio. As of December 31, 2021, and December 31, 2020, we had no REO properties.

FREDDIE MAC | 2021 Form 10-K	85

Management's Discussion and Analysis	Risk Management
Natural Disaster and Climate Risk Management

Major natural or environmental disasters or other catastrophic events in an area where we own or guarantee mortgage loans, especially in densely populated geographic areas and in high-risk areas, such as coastal areas vulnerable to severe storms and flooding or areas prone to earthquakes or wildfires, expose us to credit risk in a variety of ways, including by damaging properties that secure loans in our mortgage portfolio and by negatively impacting the ability of borrowers to make payments on mortgage loans we own or guarantee. This could increase our serious delinquency rates and average loan loss severity in the affected areas.
Historically, our losses from natural or environmental disasters have not been significant. We require all homes underlying single-family mortgages in our portfolio to have homeowner's insurance coverage throughout the life of the loan. In addition, for homes located in SFHAs, we also require flood insurance coverage. Sellers are required to determine whether homes underlying single-family mortgages are located in a SFHA and, if so, to confirm that flood insurance coverage exists at the time the loan is sold to Freddie Mac. Servicers are also required to confirm that flood insurance on these homes is maintained throughout the life of the loan and is in amounts needed to comply with federal government and Freddie Mac requirements. If a borrower fails to obtain and maintain required flood insurance coverage, servicers must directly place such coverage. In addition, our Single-Family segment reviews flood models from other third-party sources to help us assess potential or emerging flood risk exposure.
We also have insurance requirements to address catastrophic risks relevant to the characteristics and location of properties securing multifamily loans we purchase. For properties located in SFHAs, we require flood insurance coverage. Furthermore, we require property insurance to cover earthquake damage if required by a seismic risk assessment. Freddie Mac reviews insurance compliance prior to loan purchase. We also review insurance compliance post-purchase and prior to securitization and require our seller/servicers to report details of insurance compliance annually. Our Multifamily segment uses property surveys, virtual maps, and environmental and property condition reports to identify properties that are potentially at higher risk for natural disasters related to flooding and earthquakes.
Freddie Mac’s loss exposure is further limited by the geographic diversity of our mortgage portfolio, borrower equity in the properties underlying mortgage loans, relief options for borrowers affected by natural disasters, our credit risk transfer products, and community support provided by FEMA and local and federal governments for areas affected by natural disasters. For additional information on the geographic diversity of our mortgage portfolio and our management of Single-Family and Multifamily mortgage credit risk, see Note 16 and MD&A - Risk Management - Credit Risk, respectively.
An increased frequency and intensity of major natural disasters may be indicative of the impact of climate change and is expected to persist for the foreseeable future. In addition, significant long-term climate change effects could increase the vulnerability of areas to natural disasters as well as the impact of these events.
In 2021, our Climate Advisory Group engaged leadership on climate matters to drive climate-related activities and facilitate cross-divisional collaboration and decision-making. We are also developing a corporate framework for incorporating climate risks into the existing risk management structure to help ensure that climate risk is considered in key business decisions.
In December 2021, FHFA instructed us to designate climate change as a priority concern and actively consider its effects in our decision making and, to this end, included climate change as a priority for Freddie Mac in the 2022 Conservatorship Scorecard. We are exploring the role that we, along with FHFA and others, can play in helping to address climate risk. Developing solutions to these challenges is complicated by the range and diversity of affected stakeholders, the possible need for legislative or regulatory action, insurance industry capacity, and the need to balance risk mitigation, affordability, and sustainability.
For additional information, see Risk Factors - Credit Risks - We are exposed to increased credit losses and credit-related expenses in the event of a major natural disaster, other catastrophic event, including a pandemic, or significant climate change effects.
Counterparty Credit Risk

We are exposed to counterparty credit risk as a result of our contracts with sellers and servicers, credit enhancement providers, financial intermediaries, clearinghouses, and other counterparties, as well as through our guarantees of Fannie Mae securities underlying commingled resecuritization transactions. We manage our exposure to counterparty credit risk using the following principal strategies:
■    Maintaining eligibility standards;
■    Evaluating creditworthiness and monitoring performance; and
■    Working with underperforming counterparties and limiting our losses from their nonperformance of obligations, when possible.
In the sections below, we discuss our management of counterparty credit risk for each type of counterparty to which we have

FREDDIE MAC | 2021 Form 10-K	86

Management's Discussion and Analysis	Risk Management
significant exposure.
Sellers and Servicers

Overview
In our Single-Family business, we do not originate mortgage loans or have our own loan servicing operation. Instead, we purchase loans from sellers and engage servicers, which perform loan servicing functions on our behalf. We establish underwriting and servicing standards for our sellers and servicers to follow and have contractual arrangements with them under which they represent and warrant that the loans they sell to us meet our standards and that they will service loans in accordance with our standards. If we discover that the representations or warranties related to a loan were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. If our sellers or servicers lack appropriate controls, experience a failure in their controls, or experience an operational disruption, including as a result of financial stress, legal or regulatory actions, or ratings downgrades, we could experience a decline in mortgage servicing quality and/or be less likely to recover losses through lender repurchases, recourse agreements, or other credit enhancements, where applicable.
In our Multifamily business, we are exposed to the risk that multifamily sellers and servicers could come under financial stress, which could potentially cause degradation in the quality of the servicing they provide us, including their monitoring of each property's financial performance and physical condition. This could also, in certain cases, reduce the likelihood that we could recover losses through lender repurchases, recourse agreements, or other credit enhancements, where applicable. This risk primarily relates to multifamily loans that we hold on our consolidated balance sheets where we retain all of the related credit risk.
In addition, our Single-Family business is exposed to settlement risk from the non-performance of sellers and servicers as a result of our forward settlement loan purchase programs. For additional details, see Financial Intermediaries, Clearinghouses, and Other Counterparties - Other Counterparties - Forward Settlement Counterparties.
Maintaining Eligibility Standards
Our eligibility standards for sellers and servicers require the following: a demonstrated operating history in residential mortgage origination and servicing, or an eligible agent acceptable to us; a quality control program that meets our standards; and sufficient net worth, capital, liquidity, and funding sources, as well as adequate insurance coverage. We and Fannie Mae are coordinating with FHFA to establish new eligibility rules for sellers and servicers of single-family mortgages.
Evaluating Counterparty Creditworthiness and Monitoring Performance
We perform ongoing monitoring and review of our exposure to individual sellers or servicers in accordance with our counterparty credit risk management practices, including requiring our counterparties to provide regular financial reporting to us. We also monitor and rate our sellers and servicers' compliance with our standards and periodically review their operational processes. We may disqualify or suspend a seller or servicer with or without cause at any time. Once a seller or servicer is disqualified or suspended, we no longer purchase loans originated by that counterparty and generally no longer allow that counterparty to service loans for us, while seeking to transfer servicing of existing portfolios.
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
In recent years, non-depository institutions have made up a greater portion of mortgage originations while depository institutions have declined as a portion of the mortgage market. As a result, we are acquiring a greater portion of our business from non-depository institutions.
The table below summarizes the concentration of our Single-Family mortgage purchases acquired from non-depository sellers.
Table 40 - Single-Family Mortgage Purchases from Non-Depository Sellers

	2021	2020
	% of Purchases	% of Purchases
Top five non-depository sellers	30%	26%
Other non-depository sellers	41	40
Total	71%	66%
For our single-family servicing, we utilize both depository institutions and non-depository institutions. Some of these non-depository institutions service a large share of our loans.

FREDDIE MAC | 2021 Form 10-K	87

Management's Discussion and Analysis	Risk Management
The table below summarizes the concentration of non-depository servicers of our Single-Family mortgage portfolio.
Table 41 - Single-Family Mortgage Portfolio Non-Depository Servicers

	December 31, 2021		December 31, 2020
	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans
Top five non-depository servicers	19%	17%	18%	17%
Other non-depository servicers	35	32	30	28
Total	54%	49%	48%	45%
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
At the instruction of FHFA, we purchase loans from trusts when they reach 24 months of delinquency, except for loans that meet certain criteria (e.g., permanently modified or foreclosure referral), which may be purchased sooner. Many delinquent loans are purchased from trusts before they reach 24 months of delinquency under one of the exceptions provided. We must obtain FHFA’s approval to implement changes to our policy to purchase loans from trusts. We implemented the 24-month policy on January 1, 2021. Prior to that time, in accordance with FHFA instruction, we generally purchased loans from trusts if they were delinquent for 120 days, subject to certain exceptions.
In addition to principal and interest payments, borrowers are also responsible for other expenses such as property taxes and homeowner's insurance premiums. When borrowers do not pay these expenses, our Guide generally requires single-family servicers to advance the funds for these expenses in order to protect or preserve our interest in or legal right to the properties. These advances are ultimately collectible from the borrowers. If the borrowers reperform through loan workout activities, the missed payments and incurred expenses will be collected from the borrowers. Should the borrower not reinstate the loan, we will reimburse the servicer for the advanced amounts at completion of foreclosures or loan workout activities.
We monitor and review the financial stability of our non-depository counterparties. However, if these counterparties experience financial difficulty, we could see a decline in mortgage servicing quality and/or be less likely to recover losses.
Working with Underperforming Seller and Servicer Counterparties and Limiting Our Losses from Their Nonperformance of Obligations, When Possible
Seller and servicer performance is actively managed for both single-family and multifamily loans. We actively manage the current quality of loan originations of our largest single-family sellers by performing loan quality control sampling reviews and communicating loan defect rates and the causes of those defects to such sellers on a monthly basis. If necessary, we work with these sellers to develop an appropriate plan of corrective action.
We use a variety of tools and techniques to engage our single-family sellers and servicers and limit our losses, including the following:
■    Repurchases and other remedies - For certain violations of our single-family selling or servicing policies, we can require the counterparty to repurchase loans or provide alternative remedies, such as reimbursement of realized losses or indemnification, and/or suspend or terminate the selling and servicing relationship. The UPB of loans subject to repurchase requests issued to our single-family sellers and servicers was $1.3 billion and $0.5 billion at December 31, 2021 and December 31, 2020, respectively. The increase in repurchase requests is due to increased loan purchase volume during the year and a trend of higher defect rates in 2021. See Note 16 for additional information about loans subject to repurchase requests.
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
The majority of our multifamily loans are securitized using trusts that are administered by master servicers who bear responsibility to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. For the majority of our K Certificate transactions, we utilize one of three large depository institutions as master servicer. For SB Certificate securitizations and a smaller number of K Certificate securitizations, we serve as master servicer. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed non-recoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the

FREDDIE MAC | 2021 Form 10-K	88

Management's Discussion and Analysis	Risk Management
primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk from this source.
Credit Enhancement Providers

Overview
We have exposure to credit enhancement providers through certain credit enhancements we obtain on single-family loans. If any of our credit enhancement providers fail to fulfill their obligations, we may not receive reimbursement for credit losses to which we are contractually entitled pursuant to our credit enhancements.
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
As part of our insurance/reinsurance CRT transactions, we regularly obtain insurance coverage from global insurers and reinsurers. These transactions incorporate features designed to increase the likelihood that we will recover on the claims we file with the insurers and reinsurers. In each transaction, we require the individual insurers and reinsurers to post collateral to cover portions of their exposure, which helps to promote certainty and timeliness of claim payment.
While private mortgage insurance companies are required to be monoline (i.e., to participate solely in the mortgage insurance business, although the holding company may be a diversified insurer), our insurers and reinsurers generally participate in multiple types of insurance businesses, which helps to diversify their risk exposure.
Maintaining Eligibility Standards
We maintain eligibility standards for mortgage insurers and other insurers and reinsurers. Our eligibility requirements include financial requirements determined using a risk-based framework and are designed to promote the ability of mortgage insurers to fulfill their intended role of providing consistent liquidity throughout the mortgage cycle. Our mortgage insurers are required to submit audited financial information and certify compliance with the Private Mortgage Insurer Eligibility Requirements on an annual basis. Our eligibility requirements also include operational requirements.
Evaluating Counterparty Creditworthiness and Monitoring Our Exposure
We monitor our exposure to individual insurers by performing periodic analysis of the ability of each insurer to remain solvent under various adverse economic conditions. Monitoring performance and potentially identifying underperformance allows us to plan for loss mitigation. If our credit enhancement providers fail to meet their obligations to reimburse us for claims, we could experience an increase in credit losses.
The table below summarizes our exposure to single-family mortgage insurers as of December 31, 2021. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.
Table 42 - Single-Family Primary Mortgage Insurers

			December 31, 2021
(In millions)	Credit Rating(1)	Credit Rating Outlook(1)	UPB	Coverage(2)
Arch Mortgage Insurance Company	A	Negative	$104,008	$26,045
Mortgage Guaranty Insurance Corporation (MGIC)	BBB+	Stable	103,818	25,928
Radian Guaranty Inc. (Radian)	BBB+	Stable	98,884	23,949
Essent Guaranty, Inc.	BBB+	Stable	83,077	20,747
Enact(3)	BBB	Stable	84,462	20,834
National Mortgage Insurance (NMI)	BBB	Stable	67,603	17,001
Others	N/A	N/A	3,441	826
Total			$545,293	$135,330
(1)Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Latest rating available as of December 31, 2021. Represents the lower of S&P and Moody's credit ratings and outlooks stated in terms of the S&P equivalent.
(2)Coverage amounts exclude coverage primarily related to certain loans for which we do not control servicing, and may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.
(3)Enact was previously known as Genworth Mortgage Insurance Corporation.
Although the financial condition of our mortgage insurers improved in recent years, there is still a risk that some of these counterparties may fail to fully meet their obligations under a stress economic scenario because they are monoline entities primarily exposed to mortgage credit risk.

FREDDIE MAC | 2021 Form 10-K	89

Management's Discussion and Analysis	Risk Management
Except for those insurers under regulatory supervision, which no longer issue new coverage, we continue to acquire new loans with mortgage insurance from the mortgage insurers shown in the table above. For more information about counterparty credit risk associated with mortgage insurers, see Note 16.
The table below displays the concentration of our single-family credit risk exposure to our ACIS counterparties.
Table 43 - Single-Family ACIS Counterparties

	December 31, 2021		December 31, 2020
(Dollars in billions)	Maximum Coverage(1)	% of Total	Maximum Coverage(1)	% of Total
Top five ACIS counterparties	$6.8	43%	$5.3	48%
All other ACIS counterparties	8.9	57	5.8	52
Total	$15.7	100%	$11.1	100%
(1)Represents maximum coverage exclusive of the collateral posted to secure the counterparties' obligations.
As of December 31, 2021 and December 31, 2020, our ACIS counterparties posted collateral of $4.1 billion and $2.4 billion, respectively. There is a possibility that, if our ACIS counterparties become insolvent, a third-party involved in the restructure process could cancel a contract or contracts and prevent us from accessing collateral for future claims despite current collateral provisions. We have taken steps to reduce the associated legal risk.
For more information on our single-family CRT transactions, see MD&A - Our Business Segments - Single-Family - Business Overview - Products and Activities - CRT Activities, and MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors.
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
For additional information on commingled resecuritizations and the associated risks, see MD&A - Our Business Segments - Single-Family and Risk Factors.
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
■    Cleared and exchange-traded derivatives - Cleared and exchange-traded derivatives expose us to counterparty credit risk of central clearinghouses and our clearing members. The use of cleared and exchange-traded derivatives mitigates our counterparty credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open contracts are settled daily via payments made through the clearinghouse. We are required to post initial and variation margin to the clearinghouses. The amount of initial margin we must post for cleared and exchange-traded derivatives may be based, in part, on S&P or Moody's credit rating of our long-term senior unsecured debt securities. Our obligation to post margin may increase as a result of the lowering or withdrawal of our credit rating by S&P or Moody's and/or of changes in the counterparty's exposure generated by the derivative transactions.
■    OTC derivatives - OTC derivatives expose us to counterparty credit risk of individual counterparties because these transactions are executed and settled directly between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations. When a counterparty in OTC derivatives that is subject to a master netting agreement has a net obligation to us with a market value above an agreed upon threshold, if any, the counterparty is obligated to deliver collateral in the form of cash, securities, or a combination of both, to satisfy its obligation to us under the master netting agreement. Our OTC derivatives also require us to post collateral to counterparties in accordance with agreed-upon thresholds, if any, when we are in a derivative liability position. The collateral posting thresholds we assign to our OTC counterparties, as well as the ones they assign to us, are generally based on S&P or Moody's credit rating. The

FREDDIE MAC | 2021 Form 10-K	90

Management's Discussion and Analysis	Risk Management
lowering or withdrawal of our or our counterparty's credit rating by S&P or Moody's may increase our or our counterparty's obligation to post collateral, depending on the amount of the counterparty's exposure to Freddie Mac with respect to the derivative transactions. Only OTC derivatives transactions executed prior to March 1, 2017 are subject to collateral posting thresholds. Based upon regulations that took effect March 1, 2017, OTC derivative transactions executed or materially amended after that date require posting of variation margin without the application of any thresholds. Our OTC derivative transactions became subject to new initial margin requirements on September 1, 2021.
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
Table 44 - Derivative Counterparty Credit Exposure

	December 31, 2021
(Dollars in millions)	Number of Counterparties	Fair Value - Gain Positions	Fair Value - Gain Positions, Net of Collateral
OTC interest-rate swap and swaption counterparties (by rating):
A+, A, or A-	7	$1,233	$20
Cleared and exchange-traded derivatives	2	56	94
Total	9	$1,289	$114
Approximately 98% of our exposure at fair value for OTC interest-rate swap and option-based derivatives, excluding amounts related to our posting of cash collateral in excess of our derivative liability determined at the counterparty level, was collateralized at December 31, 2021. The remaining exposure was primarily due to market movements between the measurement of a derivative at fair value and our receipt of the related collateral, as well as exposure amounts below the then applicable counterparty collateral posting threshold, if any. The concentration of our derivative exposure among our primary OTC derivative counterparties remains high and could further increase.
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
We utilize the GSD/FICC as a clearinghouse to transact many of our trades involving securities purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. As a clearing member of GSD/FICC, we are required to post initial and variation margin payments and are exposed to the counterparty credit risk of GSD/FICC (including its clearing members). In the event a clearing member fails and causes losses to the GSD/FICC clearing system, we could be subject to the loss of the margin that we have posted to the GSD/

FREDDIE MAC | 2021 Form 10-K	91

Management's Discussion and Analysis	Risk Management
FICC. Moreover, our exposure could exceed that amount, as members are generally required to cover losses caused by defaulting members on a pro rata basis.
■    Forward settlement counterparties - We are exposed to the non-performance (settlement risk) of counterparties relating to the forward settlement of loans and securities (including agency debt, agency residential mortgage-backed securities, and cash window loans). Our policies require that the counterparty be evaluated using our internal counterparty rating model prior to our entering into such transactions. We monitor the financial strength of these counterparties and may use collateral maintenance requirements or offsetting transactions to manage our exposure to individual counterparties.
We also execute forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes and utilize the MBSD/FICC as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the counterparty credit risk of the organization. In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we could be subject to the loss of the margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed the amount of margin we have posted to the MBSD/FICC, as clearing members are generally required to cover losses caused by defaulting members on a pro rata basis. As of December 31, 2021, the gross fair value of such forward purchase and sale commitments that were in derivative asset positions was $64 million.
■    Secured lending activities - As part of our other investments portfolio, we enter into secured lending arrangements to provide financing for certain Freddie Mac securities and other assets related to our guarantee businesses. These transactions differ from those we use for liquidity purposes, as the borrowers may not be major financial institutions, potentially exposing us to the institutional credit risk of these institutions. We also provide liquidity to certain of our small and medium-sized lenders through our early funding programs, where we advance funds to lenders for mortgage loans prior to the loans being pooled and securitized. In some cases, the early funded mortgages are ultimately delivered through cash window purchase transactions.
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

FREDDIE MAC | 2021 Form 10-K	92

Management's Discussion and Analysis	Risk Management
Market Risk
Overview

Our business segments have embedded exposure to market risk, which is the economic risk associated with adverse changes in interest rates, volatility, and spreads. Market risk can adversely affect future cash flows, or economic value, as well as earnings and net worth. The primary sources of interest-rate risk are from our investments in mortgage-related assets, the debt we issue to fund these assets, and our Single-Family guarantees.
Our mortgage-related assets are held in both business segments and consist of unsecuritized mortgage loans and mortgage-related securities. Typically, an existing loan or bond investment in our investments portfolio is worth less to an investor when interest rates (yields) rise and worth more when they decline. For a majority of our single-family mortgage-related assets, the borrower has the option to make unscheduled principal payments at any time before maturity without incurring a prepayment penalty. Thus, our mortgage-related asset portfolio is also exposed to uncertainty as to when borrowers will exercise their option and pay the outstanding principal balance of their loans. We face similar (and in most cases directionally opposite) exposure related to unsecured debt. Unsecured debt is typically worth less to an investor when interest rates (yields) rise and worth more when they decline. In addition, we issue debt with embedded options, such as an option to call, which provides us flexibility concerning the timing of our debt maturities.
Our Single-Family guarantee market risk exposure results from upfront fees (including buy-downs), buy-ups, and float. Upfront fees are cash we receive at loan acquisition as compensation for our guarantee. From an interest-rate risk standpoint, receiving upfront fees increases risk as the actual prepayment rate of the loans we purchase may be different than our original estimates and may vary based on changes in interest rates. As interest rates decrease, loans typically prepay more quickly, resulting in accelerated recognition of upfront fees in earnings and a higher annualized rate of income. The opposite occurs as interest rates increase, resulting in slower recognition of upfront fees in earnings and a lower annualized rate of income. We incorporate upfront fees in our interest-rate risk metrics by assuming upfront fees are equivalent to the sale of an interest-only security, allowing for modeling and aggregation of the interest-rate exposure of upfront fees with the rest of our interest-rate exposures. Conversely, buy-ups are treated as the purchase of an interest-only security as they represent the excess borrower interest payments remaining from the securitization process that we effectively purchase from the seller.
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

FREDDIE MAC | 2021 Form 10-K	93

Management's Discussion and Analysis	Risk Management
Although we have limited ability to manage spread risk, we employ the following strategies:
■    Limiting the size of our assets that are exposed to spread risk;
■    Using short-TBA positions to hedge certain assets, primarily loans acquired through our cash window that are awaiting securitization and portions of our agency mortgage-related securities portfolio; and
■    Entering into certain transactions and spread-related derivatives to offset our spread exposures.
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
Measurement of Interest-Rate Risk
We calculate our exposure to changes in interest rates for our interest-rate sensitive assets and liabilities using effective duration and effective convexity, based on our models.
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
We actively measure and manage our duration gap exposure. In addition to duration gap management, we also measure and manage the price sensitivity of our portfolio to a number of different specific interest rate changes along the yield curve. The price sensitivity of an instrument to specific changes in interest rates is known as the instrument's key rate duration risk. By managing our duration exposure both in aggregate through duration gap and to specific changes in interest rates through key rate duration, we expect to limit our exposure to interest rate changes for a wide range of interest rate yield curve scenarios.
■    PVS - PVS is an estimate of the change in the present value of the cash flows of our financial assets and liabilities from an instantaneous shock to interest rates, assuming spreads are held constant and no rebalancing actions are undertaken. PVS is measured in two ways, one measuring the estimated sensitivity of our portfolio's value to a 50 basis point parallel movement in interest rates (PVS-L) and the other to a nonparallel movement (PVS-YC), resulting from a 25 basis point change in slope of the yield curve. The 50 basis point shift and 25 basis point change in slope of the yield curve used for our PVS measures reflect reasonably possible near-term changes that we believe provide a meaningful measure of our

FREDDIE MAC | 2021 Form 10-K	94

Management's Discussion and Analysis	Risk Management
interest-rate risk sensitivity.
To calculate PVS, the interest rate shock is applied to the duration (and convexity for PVS-L) of all interest-rate sensitive financial instruments. The resulting change in value for the aggregate portfolio is computed for both the up-rate and down-rate shock, and whichever produces the more adverse outcome is the PVS. In cases where both the up rate and down rate shocks result in a positive effect, the PVS is zero. PVS results are shown on a pre-tax basis.
Interest-Rate Risk Results
Beginning in October 2021, we transitioned from LIBOR to SOFR in measuring the company's interest-rate risk. As a result, for periods after September 30, 2021, the measurement of the price sensitivity and valuation of our assets and liabilities uses the SOFR curve instead of the LIBOR yield curve. This change did not have a significant impact on measurement of our interest-rate risk or our financial results.
The following tables provide our duration gap, estimated point-in-time and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The table below also provides PVS-L estimates assuming an immediate 100 basis point shift in the yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.
Table 45 - PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	December 31, 2021			December 31, 2020
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the yield curve, (gains) losses on:(1)
Assets:
Investments(2)	$368	$3,531	$7,101	($314)	$3,837	$7,979
Guarantees(2)(3)	(242)	(1,181)	(1,830)	193	(1,828)	(3,559)
Total assets	126	2,350	5,271	(121)	2,009	4,420
Liabilities	18	(2,385)	(4,870)	(54)	(3,237)	(7,503)
Derivatives	(144)	94	(217)	185	1,180	2,839
Total	$—	$59	$184	$10	($48)	($244)
PVS	$—	$59	$184	$10	$—	$—
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
(2)Prior periods were revised to conform to the current period presentation as securitized buy-ups were reclassified from Investments to Guarantees.
(3)Represents the interest-rate risk from our Single-Family guarantees, which include buy-ups, float, and upfront fees (including buy-downs).
Table 46 - Duration Gap and PVS Results

	Year Ended December 31,
	2021			2020
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.2	$8	$50	0.5	$11	$73
Minimum	(1.2)	—	—	(0.7)	—	—
Maximum	1.0	45	200	1.5	44	275
Standard deviation	0.4	7	44	0.4	8	68
The disclosure in our Monthly Volume Summary reports, which are available on our website www.freddiemac.com/investors/financials/monthly-volume-summaries.html, reflects the average of the daily PVS-L, PVS-YC, and duration gap estimates for a given reporting period (a month, a quarter, or a year).

FREDDIE MAC | 2021 Form 10-K	95

Management's Discussion and Analysis	Risk Management
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 47 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
December 31, 2021 (1)	$508	$59	($449)
December 31, 2020 (1)	601	—	(601)
(1)Before derivatives, our adverse PVS-L rate movement is -50 bps whereas after derivatives our adverse PVS-L rate movement is +50 bps.
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
■    Market spread risk arising from our use of LIBOR-, SOFR-, and Treasury-based instruments in our risk management activities; and
■    Market spread risk arising from the difference in time between when we commit to purchase a mortgage loan through our pipeline path and when we either securitize the loan or hedge it by using forward TBA securities or derivatives. During this time, market spreads can widen, causing losses due to changes in fair value.
Spread duration measures the percentage change in the price of financial instruments from a change in spread over the benchmark interest rates. Unlike effective duration, spread duration typically only impacts the discounting of an instrument’s cash flows, and not the underlying cash flows themselves. This discounting impact creates a measure that is typically positive, where the instrument increases in value as spreads decline and decreases in value as spreads widen.
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
■    Although the mortgage-related investments portfolio and Single-Family guarantees are the primary sources of interest-rate risk to the company, other core businesses also contribute to our interest-rate risk and may be managed differently. We have certain assets that have a relatively short holding period. As a result, we may manage the risk of these assets based on their disposition, while our risk measures use long-term cash flows. Hedging these businesses at times requires additional assumptions concerning risk metrics to accommodate changes in pricing that may not be related to the future cash flow of the assets. This could create a perceived risk exposure as the hedged risk may differ from the modeled risk.
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

FREDDIE MAC | 2021 Form 10-K	96

Management's Discussion and Analysis	Risk Management
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
Interest Rate Related Earnings Sensitivity

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, our GAAP financial results are subject to significant earnings variability from period to period based on changes in market conditions. Based upon the composition of our financial assets and liabilities, including derivatives, at December 31, 2021, we would generally recognize fair value losses when interest rates increase if we did not apply fair value hedge accounting.
In an effort to reduce our GAAP earnings variability and better align our GAAP results with the economics of our business, we elect hedge accounting for certain single-family mortgage loans and certain debt instruments. We use LIBOR as our benchmark interest rate for our fair value hedge accounting and intend to use SOFR in the future as we transition away from LIBOR. See Note 9 for additional information on hedge accounting.
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
Table 48 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	December 31, 2021	December 31, 2020
Interest Rate Scenarios
Parallel yield curve shifts:
+100 basis points	$16.7	$97.9
-100 basis points	(16.7)	(97.9)
Non-parallel yield curve shifts - long-term interest rates:
+100 basis points	(27.3)	(10.9)
-100 basis points	27.3	10.9
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 basis points	44.0	108.7
-100 basis points	(44.0)	(108.7)
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

FREDDIE MAC | 2021 Form 10-K	97

Management's Discussion and Analysis	Risk Management
Risks - Changes in interest rates could negatively affect the fair value of financial assets and liabilities, our results of operations, and our net worth for additional information.
Spread-Related Earnings Sensitivity

We have limited ability to manage our spread risk exposure and, therefore, the volatility of market spreads may contribute to significant GAAP earnings variability. For financial assets measured at fair value, we generally recognize fair value losses when market spreads widen. Conversely, for financial liabilities measured at fair value, we generally recognize fair value gains when market spreads widen. Certain accounting elections we make, such as election of the fair value option, may affect the amount of spread volatility recognized in our results of operations.
Transition from LIBOR

In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, confirmed its intention to cease publishing the 1-week and 2-month U.S. Dollar LIBOR setting after December 2021 and to cease publishing the other most widely used tenors of U.S. Dollar LIBOR after June 2023. The U.K. Financial Conduct Authority, which regulates LIBOR publication, announced that it would not compel panel bank submissions after those dates. Freddie Mac has exposure to LIBOR, including financial instruments that mature after or extend beyond June 2023. Our exposure arises from floating rate securities that we historically issued, loans and securities we acquired (including loans we subsequently resecuritized), and derivatives we entered into that reference LIBOR. To manage the risk related to the LIBOR transition and prepare for and continue progress towards an orderly transition from LIBOR, we have formed LIBOR transition committees across businesses, functions, and products to develop appropriate strategies to address this transition. Senior management and the committees are working with FHFA on our plans for transition implementation. We also provide ongoing public communications, updates, and education about the status of this transition.
The Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC), a group of private-market participants, to help ensure a successful transition from U.S. Dollar LIBOR to a more robust reference rate. The Federal Reserve Bank of New York began publishing the ARRC's recommended alternative, SOFR, in April 2018. Various industry groups have continued working to implement plans and documentation to facilitate a transition to SOFR as the new market-accepted benchmark. We have been a member of the ARRC since 2018 and have participated in many of its working groups.
We support the ARRC’s recommendation to replace U.S. Dollar LIBOR with SOFR and have taken steps to transition to that reference rate. We have issued SOFR-based debt securities and executed SOFR-based securitizations and interest-rate derivatives transactions. We purchase single-family ARMs and multifamily floating-rate loans indexed to SOFR, and effective January 1, 2021, we no longer purchase single-family ARMs and multifamily floating-rate loans tied to LIBOR. Beginning July 1, 2021, we ceased issuing multifamily LIBOR-based securities. We continue to work with our customers, investors, and servicers to prepare to transition existing LIBOR-based ARM products containing ARRC-recommended fallback language to SOFR-based ARM products. In addition, in 4Q 2021, we transitioned from LIBOR to SOFR in measuring our interest-rate risk.
For a discussion of the risks related to the LIBOR transition, see Risk Factors - Market Risks - The discontinuance of LIBOR could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth. A transition to an alternative reference interest rate could present operational problems and subject us to possible litigation risk. We may be unable to take a consistent approach across our financial products.

FREDDIE MAC | 2021 Form 10-K	98

Management's Discussion and Analysis	Risk Management
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
Operational Risk Management and Risk Profile

Our operational risk management methodology includes risk identification, measurement, monitoring, control, and reporting. When operational risk events are identified, our policies require that the events be documented and analyzed to determine whether changes are required in our systems, people, and/or processes to mitigate the risk of future events.
In order to evaluate and monitor the risks associated with business processes, each business line periodically completes an assessment using the RCSA methodology. The methodology is designed to identify and assess the business line's exposure to operational risk and determine if action is required to manage the risk to an acceptable level.
In addition to the RCSA process, we employ several tools to identify, measure, and monitor operational risks, including loss event data, key risk indicators, root cause analysis, and testing. Our operational risk methodology requires that the primary responsibility for managing both the day-to-day risk and longer-term or emerging risks lies with the business divisions, with independent oversight performed by the second line of defense.
We continue to face heightened operational risk and expect the risk to remain elevated for the near term. This elevated risk profile is due to the layering impact of several factors including: legacy systems requiring upgrade for operational resiliency; reliance on manual processes and models; volume and complexity of business initiatives, including new initiatives we are pursuing as required by the Conservatorship Scorecard; external events such as cybersecurity attacks, other security incidents, and third-party failures; and issues requiring remediation. Other factors contributing to our heightened operational risk are discussed in Risk Factors - Operational Risks. We also continue to manage other operational risks, such as compliance risk.
While our operational risk profile remains elevated, we are continuing to strengthen our operational control environment by building out our operational risk resources within the first and second lines of defense.
Operational Resiliency Risk

Operational resiliency risk is the risk of the inability of an organization to quickly adapt to disruptions while maintaining continuous business operations and safeguarding its people, assets, and overall reputation. The inability to manage resiliency risk of our critical processes and supporting technology can negatively impact our ability to meet our business objectives. Our operational resiliency risk has increased as a result of the COVID-19 pandemic and is being managed through operational changes. For select applications, we have successfully completed the infrastructure migration to the cloud, enabling near continuous availability across primary and alternate data centers. However, further improvements are underway to reduce resiliency risk of our business critical processes. These improvements are designed to enable stability of business critical processes and meet the desired recovery time objectives.
CSP

We continue to make investments to support the ongoing development and maintenance of the CSP. The CSP is owned and operated by CSS, which is jointly owned by Freddie Mac and Fannie Mae. While we exercise influence over CSS through our representation on the CSS Board of Managers, we do not control its day-to-day operations. Freddie Mac, Fannie Mae, FHFA, and CSS continue to work together to monitor the operational effectiveness of the platform.
We rely on CSS and the CSP for the operation of many of our single-family securitization activities. Our business activities would be adversely affected and the market for Freddie Mac securities would be disrupted if the CSP were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us. As the CSP has an operational dependency on Fannie Mae to administer Freddie Mac issued commingled securities, an operational failure at Fannie Mae could also adversely impact the ability of CSS to perform its obligations to Freddie Mac. In the event of a CSS operational failure, we may be unable to issue certain new single-family mortgage-related securities, and investors in mortgage-related securities hosted on the CSS platform may experience payment delays.
For additional information, see Risk Factors - Operational Risks - A failure in our operational systems or infrastructure, or those of third parties, could impair our ability to provide market liquidity, disrupt our business, damage our reputation, and cause financial losses.

FREDDIE MAC | 2021 Form 10-K	99

Management's Discussion and Analysis	Risk Management
Cybersecurity Risk

Our operations rely on the secure, accurate, and timely receipt, storage, transmission, and other processing of confidential and other information (including personal information) in our systems and networks and in those of our customers, counterparties, service providers, and financial institutions. Cybersecurity risks for companies like ours have increased significantly in recent years. Like many companies and government entities, from time to time we have been, and expect to continue to be, the target of attempted cyberattacks and other information security threats, including those from nation-state and nation-state supported actors.
We continue to invest in the cybersecurity area to strengthen our capabilities to prevent, detect, respond to and mitigate risk, and protect our systems, networks, and other technology assets against unauthorized attempts to access confidential or other information (including personal information) or to disrupt or degrade our business operations. We have obtained insurance coverage relating to cybersecurity risks. However, this insurance may not be sufficient to provide adequate loss coverage or the insurer may deny coverage for a particular claim, and such insurance may not always be available to us on commercially reasonable terms or at all. Although to date we have not experienced any cyberattacks resulting in significant impact to our company, there is no assurance that our cybersecurity risk management program will prevent cyberattacks from having significant impacts in the future.
Insider threats also remain a significant risk as the workforce diversifies to include contractors, remote workers, and part-time employees. Our third-party vendors and their supply chain connections remain another significant risk. While we have strengthened our capabilities over critical third-party monitoring and surveillance with continued focus on detecting deliberate actions such as malicious exploitation, theft or destruction of data (including personal information), or the compromise of our systems or networks, our control over the security posture of our third-party vendors and their supply chain connections remains limited.
For additional information, see Risk Factors - Operational Risks - Potential cybersecurity threats are changing rapidly and advancing in sophistication. We may not be able to protect our systems and networks, or the confidentiality of our confidential or other information (including personal information), from cyberattacks and other unauthorized access, disclosure, and disruption.
Third-Party Risk

Third party risk is the risk of failure of an individual or entity engaged to deliver a product, service, or process to, or on behalf of, Freddie Mac. We rely on third parties, and their supply chains, to support critical processes and core functions, and are exposed to operational risks as a result of this reliance. These third parties could experience, directly or through their supply chains, failures due to process breakdowns, technology outages, cyberattacks and other security incidents, adverse financial conditions, or other disruptions. We are enhancing our enterprise capabilities to manage third-party operational risks. While we continue to mature our program, we may be exposed to associated elevated risks. Our use of third parties increases exposure to data breaches through third parties that access and store our data (including personal information) and their supply chains. Efforts are underway to improve our controls and procedures related to third-party data sharing. We have not experienced significant issues with our third-party vendors, service providers, sellers, servicers, or other counterparties during the COVID-19 pandemic. We have increased our monitoring of third parties with which we do business that we deem to be critical to our operations; however, our control over their security posture remains limited. We are also working to strengthen our processes related to identifying material subcontractors and service providers of the third parties with which we do business and managing the associated operational risk.
In addition to credit risk exposure, sellers and servicers expose us to operational risk, including operational resilience, information, and reporting risks. Sellers and servicers also expose us to compliance risk resulting from non-compliance with applicable laws, regulations, and FHFA supervisory or conservator requirements. For additional information on our monitoring of our sellers and servicers and related risks, see MD&A - Risk Management - Counterparty Credit Risk and Risk Factors - Operational Risks - We rely on third parties, or their vendors and other business partners, for certain important functions. Any failures by those parties to deliver products or services, or to manage risks effectively, could disrupt our business operations, or expose us to other operational risks.
Model Risk

Model risk is the potential for adverse consequences from model errors or decisions based on the incorrect use or application of model outputs. The unprecedented events surrounding the COVID-19 pandemic have generated an increased degree of model risk and uncertainty. As a result, we expect our models to face significant challenges in accurately forecasting key inputs into our financial projections. These can include, but are not limited to, projections of mortgage rates, house prices, credit defaults, yields, prepayments, and interest rates. In response, we are mitigating this increased risk by monitoring model performance and applying model overlays and adjustments when deemed appropriate. These will be driven by the latest developments and emerging trends in the economy, as well as any additional government interventions and internal policy

FREDDIE MAC | 2021 Form 10-K	100

Management's Discussion and Analysis	Risk Management
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
For additional information, see Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.
Compliance Risk

Compliance risk is the risk of non-compliance with applicable laws, regulations, FHFA supervisory or conservator requirements, trustee agreement requirements or ethical standards (collectively, regulatory obligations). We have established a compliance program, leveraging the three lines of defense enterprise risk framework, to oversee and manage compliance risk, including effective challenge of our business areas’ compliance with such obligations, as appropriate. We maintain policies and procedures that provide the governance framework for the identification, measurement, monitoring, testing, reporting, and remediation of compliance issues. We have continued to enhance our overall compliance program, including risk assessments, monitoring, testing, and reporting to address regulatory concerns requiring the strengthening of these areas. To the extent additional concerns are identified, we will continue to coordinate with FHFA and our internal auditors to assess the impact and remediate these concerns, as appropriate. For additional information relating to our compliance program, see Risk Factors - Legal and Compliance Risks.
Effectiveness of Our Disclosure Controls and Procedures

Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. As of that date, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see Controls and Procedures.

FREDDIE MAC | 2021 Form 10-K	101

Management's Discussion and Analysis	Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our business activities require that we maintain adequate liquidity to meet our financial obligations as they come due and meet the needs of customers in a timely and cost-efficient manner. We also must maintain adequate capital resources to avoid being placed into receivership by FHFA.
We are required to comply with minimum short-, medium-, and long-term liquidity requirements established by FHFA. These requirements are based on cash flows needed under a stressed scenario that assumes, among other things, that for short- and medium-term debt, we may not have access to funding from the market for an extended period of time and therefore must fund our cash needs utilizing certain liquid assets in our portfolio.
The minimum liquidity requirements have four components:
■    A 30-day cash flow stress test that assumes we continue to provide liquidity to the market while holding a $10 billion buffer above outflows;
■    A 365-day metric that requires us to hold liquidity to meet our expected cash outflows over 365 days and to continue to provide liquidity to the market under certain stress conditions;
■    A specified minimum long-term debt to less-liquid asset ratio. Less-liquid assets are those that are not eligible to be pledged as collateral to the FICC; and
■    A requirement that we fund our assets with liabilities that have a specified minimum term relative to the term of the assets.
These updated liquidity requirements have been effective since December 1, 2020 and have resulted in higher funding costs and negatively affected our net interest income during 2021. In addition, they have impacted the size and the allowable investments in our other investments portfolio.
Sources and Uses of Funds

Our primary source of funding for the assets on our balance sheet is the issuance of debt. In addition to the funding provided by issuing debt, our other sources of funds include:
■    Principal payments on and sales of securities and loans that we own;
■    Repurchase transactions;
■    Interest income on securities and loans that we own;
■    Guarantee fees (inclusive of fees that we receive at the time we purchase a loan); and
■    Net worth.
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
In addition to the sources and uses of cash described above, we are involved in various legal proceedings, including those discussed in Legal Proceedings, which may result in a need to use cash to settle claims or pay certain costs or receipt of cash from settlements.
Our securities and other obligations are not guaranteed by the U.S. government and do not constitute a debt or obligation of the U.S. government or any agency or instrumentality thereof, other than Freddie Mac. We continue to manage our debt issuances to remain in compliance with the aggregate indebtedness limits set forth in the Purchase Agreement.

FREDDIE MAC | 2021 Form 10-K	102

Management's Discussion and Analysis	Liquidity and Capital Resources
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
Table 49 - Liquidity Sources

(In millions)		Balance(1) at December 31, 2021	Balance(1) at December 31, 2020		Description
•	Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$80,262	$95,894	•	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
•	Mortgage Loans and Mortgage- Related Securities - Liquid Portion of the Mortgage- Related Investments Portfolio	43,393	67,562	•	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
(1)Represents carrying value for the liquidity and contingency operating portfolio, included within our other investments portfolio, and UPB for the liquid portion of the mortgage-related investments portfolio.

FREDDIE MAC | 2021 Form 10-K	103

Management's Discussion and Analysis	Liquidity and Capital Resources
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
Table 50 - Other Investments Portfolio

	December 31, 2021				December 31, 2020
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio(1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio(1)
Cash and cash equivalents	$8,455	$1,596	$99	$10,150	$6,509	$17,380	$—	$23,889
Securities purchased under agreements to resell	43,729	34,000	807	78,536	65,753	38,487	763	105,003
Non-mortgage related securities	28,078	—	4,695	32,773	23,632	—	3,321	26,953
Other assets	—	—	8,194	8,194	—	—	7,252	7,252
Total	$80,262	$35,596	$13,795	$129,653	$95,894	$55,867	$11,336	$163,097
(1)Represents carrying value.
Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $3.5 billion and $3.1 billion as of December 31, 2021 and December 31, 2020, respectively.
The liquidity and contingency operating portfolio also included collateral posted to us in the form of cash primarily by derivatives counterparties of $1.2 billion and $2.8 billion as of December 31, 2021 and December 31, 2020, respectively. We have invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements.
Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and liquid. Our primary source of liquidity among these mortgage assets is our holdings of agency securities.
In addition, we hold certain single-family loans and multifamily loans that could be securitized and would then be available for sale or for use as collateral for repurchase agreements. Due to the large size of our portfolio of liquid assets, the amount of mortgage-related assets that we may successfully sell or borrow against in the event of a liquidity crisis or significant market disruption may be substantially less than the amount of mortgage-related assets we hold. There would likely be insufficient market demand for large amounts of these assets over a prolonged period of time, which would limit our ability to sell or borrow against these assets.
We hold other mortgage assets, but given their characteristics, they may not be available for immediate sale or for use as collateral for repurchase agreements. These assets principally consist of single-family delinquent and modified loans.
We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness for additional details.

FREDDIE MAC | 2021 Form 10-K	104

Management's Discussion and Analysis	Liquidity and Capital Resources
Primary Sources of Funding

Debt securities that we issue are classified either as debt securities of consolidated trusts held by third parties or debt of Freddie Mac. The following table lists the sources and balances of our funding as of the dates shown and a brief description of their importance to Freddie Mac.
Table 51 - Funding Sources

(In millions)		December 31, 2021(1)	December 31, 2020(1)		Description
•	Debt of Freddie Mac	$177,131	$284,370	•	Debt of Freddie Mac is used to fund our business activities.
•	Debt Securities of Consolidated Trusts	2,803,054	2,308,176	•	Debt securities of consolidated trusts are used primarily to fund our single-family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
(1)Represents carrying value of debt balances after consideration of offsetting arrangements.
Debt of Freddie Mac

We issue debt of Freddie Mac to fund our operations. Competition for funding can vary with economic, financial market, and regulatory environments. The amount, type, and term of debt issued is based on a variety of factors and is designed to meet our ongoing cash needs and to comply with our Liquidity Management Framework.
We may use the following types of products as part of our funding and liquidity management activities:
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
■    Medium-term notes - We issue a variety of fixed-rate and variable-rate medium-term notes, including callable and noncallable securities, and zero-coupon securities, with various maturities.
■    Reference Notes® securities - Reference Notes securities are non-callable fixed-rate securities, which we generally issue with original maturities greater than or equal to two years.
As of December 31, 2021, our aggregate indebtedness, calculated as the par value of debt of Freddie Mac, was $181.7 billion, which was below the current $300.0 billion debt cap limit imposed by the Purchase Agreement. The Purchase Agreement debt limit cap will decrease to $270.0 billion on January 1, 2023 as a result of the decrease in the Mortgage Asset limit under the Purchase Agreement to $225.0 billion on December 31, 2022. Our aggregate indebtedness to meet our funding needs is constrained by the debt cap limit. We disclose the amount of our indebtedness on this basis monthly under the caption "Indebtedness Pursuant to the Purchase Agreement - Total Debt Outstanding" in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com/investors/financials/monthly-volume-summaries.html.
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

FREDDIE MAC | 2021 Form 10-K	105

Management's Discussion and Analysis	Liquidity and Capital Resources
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
Table 52 - Debt of Freddie Mac Activity

	Year Ended December 31,
	2021		2020
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)

Short-term:
Beginning balance	$4,955	1.31%	$101,237	1.92%
Issuances	22,050	0.04	162,290	1.02
Repayments	(24,569)	0.15	(16,608)	1.40
Maturities	(2,436)	1.49	(241,964)	1.40
Ending balance	—	—	4,955	1.31

Securities sold under agreement to repurchase	7,333	(0.10)	—	—
Offsetting arrangements	(7,333)		—
Securities sold under agreement to repurchase, net	—	—	—	—
Total short-term debt	—	—	4,955	1.31

Long-term:
Beginning balance	281,386	1.12	171,876	2.65
Issuances	1,090	0.60	304,087	0.69
Repayments	(58,067)	0.70	(159,945)	1.64
Maturities	(42,794)	1.06	(34,632)	1.88
Total long-term debt	181,615	1.11	281,386	1.12
Total debt of Freddie Mac, net	$181,615	1.11%	$286,341	1.12%
(1)Average rate is weighted based on par value.
Our outstanding total debt of Freddie Mac balance decreased primarily due to a lower mortgage-related investments portfolio balance and lower cash window purchase volume. In 2020, we replaced a majority of our short-term debt with longer-term callable and non-callable debt to comply with the minimum liquidity requirements established by FHFA. As a result of this funding mix change, our funding cost has increased. Our callable debt provides us with the option to repay the outstanding principal balance of the debt prior to its contractual maturity date. As of December 31, 2021, $62 billion of the outstanding $69 billion of callable debt may be called within one year, not including callable debt due to contractually mature within one year.
Maturity and Redemption Dates
The following table presents the debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.
Table 53 - Maturity and Redemption Dates

	As of December 31, 2021
(Par value in billions)	Contractual Maturity Date	Earliest Redemption Date

Debt of Freddie Mac(1):
1 year or less	$56	$118
1 year through 2 years	39	36
2 years through 3 years	13	2
3 years through 4 years	35	12
4 years through 5 years	5	—
Thereafter	32	12
STACR and SCR debt(2)	9	9
Total debt of Freddie Mac	$189	$189
(1)Includes payables related to securities sold under agreements to repurchase that we offset against receivables related to securities purchased under agreements to resell on our consolidated balance sheets, when such amounts meet the conditions for offsetting in the accounting guidance.
(2)STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty and are, therefore, included as a separate category in the table.

FREDDIE MAC | 2021 Form 10-K	106

Management's Discussion and Analysis	Liquidity and Capital Resources
Debt Securities of Consolidated Trusts

The largest component of debt on our consolidated balance sheets is debt securities of consolidated trusts, which relates to securitization transactions that we consolidate for accounting purposes. We primarily issue this type of debt by securitizing mortgage loans to fund the majority of our Single-Family activities. When we consolidate securitization trusts, we recognize on our consolidated balance sheets the assets held by the trusts, the majority of which are mortgage loans, and the debt securities issued by the trusts, the majority of which are Level 1 Securitization Products.
Debt securities of consolidated trusts represent our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Debt securities of consolidated trusts are principally repaid from the cash flows of the mortgage loans held by the securitization trusts that issued the debt securities. In circumstances when the cash flows of the mortgage loans are not sufficient to repay the debt, we make up the shortfall because we have guaranteed the payment of principal and interest on the debt. In certain circumstances, we have the right and/or obligation to purchase the loan from the trust prior to its contractual maturity. For more information on our purchases of loans from trusts, see Our Business Segments - Single-Family - Business Overview.
At December 31, 2021, our estimated net exposure to these debt securities (including the amounts that are due to Freddie Mac for debt securities of consolidated trusts that we purchased) is recognized as the allowance for credit losses on mortgage loans held by consolidated trusts. See Note 6 for details on our allowance for credit losses.
The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.
Table 54 - Activity for Debt Securities of Consolidated Trusts Held by Third Parties

	Year Ended December 31,
(In millions)	2021	2020
Beginning balance	$2,240,602	$1,854,802
Issuances	1,532,367	1,231,008
Extinguishments	(1,040,913)	(845,208)
Ending balance	2,732,056	2,240,602
Unamortized premiums and discounts	70,998	67,574
Debt securities of consolidated trusts held by third parties	$2,803,054	$2,308,176
Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, may be affected by our credit ratings. The table below indicates our credit ratings as of January 31, 2022.
Table 55 - Freddie Mac Credit Ratings

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

FREDDIE MAC | 2021 Form 10-K	107

Management's Discussion and Analysis	Liquidity and Capital Resources
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
We also have contractual obligations associated with our commitments to purchase loans and mortgage-related securities from third parties, most of which are accounted for as derivatives, as well as certain off-balance sheet obligations that are legally binding and enforceable, including guarantees, unfunded lending arrangements, and obligations to advance funds upon the occurrence of certain events. See Off-Balance Sheet Arrangements for additional information on the potential effects of our off-balance sheet obligations on our liquidity and capital resources.
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
Guarantees

We have certain off-balance sheet arrangements related to our securitization and other mortgage-related guarantee activities. Our off-balance sheet arrangements related to securitization activities primarily consist of guaranteed K Certificates and SB Certificates. Our guarantee of these securitization activities and other mortgage-related guarantees may result in liquidity needs to cover potential cash flow shortfalls from borrower defaults. As of December 31, 2021 and December 31, 2020, the outstanding UPB of these guarantees was $366.0 billion and $337.0 billion, respectively.
In addition to our securitization and other mortgage-related guarantees, we have certain other guarantees that are accounted for as derivative instruments and are recognized on our consolidated balance sheets at fair value. See Note 9 for additional information on these guarantees, which are not included in the totals above.
We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. Accordingly, commingling Fannie Mae collateral in our resecuritization transactions increases our off-balance sheet liquidity exposure as we do not have control over the Fannie Mae collateral. As of December 31, 2021 and December 31, 2020, the total amount of our off-balance sheet exposure related to Fannie Mae securities backing Freddie Mac resecuritization products was approximately $111.2 billion and $85.8 billion, respectively.
Commitments

We have entered into certain commitments, including commitments to purchase securities under agreements to resell, commitments to purchase multifamily loans, and unfunded multifamily lending arrangements, that are not recorded on our consolidated balance sheets. As of December 31, 2021 and December 31, 2020, these commitments totaled $16.5 billion and $59.2 billion in notional amount, respectively. We have elected the fair value option for certain of our commitments to purchase multifamily loans.
We also have entered into other commitments to purchase or sell mortgage loans or mortgage-related securities that are accounted for as derivative instruments. These commitments are recognized on our consolidated balance sheets at fair value and are not included in the totals above. See Note 9 for additional information on these commitments.
In addition, in connection with certain of our multifamily other mortgage-related guarantee arrangements and other securitization products, we have provided commitments to advance funds, commonly referred to as "liquidity guarantees," which were $4.2 billion and $4.8 billion at December 31, 2021 and December 31, 2020, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. At both December 31, 2021 and December 31, 2020, there were no liquidity guarantee advances outstanding.

FREDDIE MAC | 2021 Form 10-K	108

Management's Discussion and Analysis	Liquidity and Capital Resources
Cash Flows

■     2021 vs. 2020 - Cash and cash equivalents (including restricted cash and cash equivalents) decreased by $13.7 billion from $23.9 billion as of December 31, 2020 to $10.2 billion as of December 31, 2021, primarily due to a decrease in trust cash driven by lower loan prepayments and a decline in our operating cash due to a lower cash window purchase forecast and continued funding of maturities, calls, and buybacks of debt of Freddie Mac without issuing new debt.

■     2020 vs. 2019 - Cash and cash equivalents (including restricted cash and cash equivalents) increased by $18.7 billion from $5.2 billion as of December 31, 2019 to $23.9 billion as of December 31, 2020, primarily due to higher loan prepayments and our transition to comply with updated minimum liquidity requirements established by FHFA.
Capital Resources

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. We entered into the Purchase Agreement with Treasury, under which we issued to Treasury both senior preferred stock and a warrant to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. Under the Purchase Agreement, Treasury made a commitment to provide us with equity funding, under certain conditions, to eliminate deficits in our net worth. Obtaining equity funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA and to maintain the confidence of the debt markets as a very high-quality credit, upon which our business model is dependent. The amount of available funding remaining under the Purchase Agreement was $140.2 billion as of December 31, 2021, which will be reduced by any future draws.
In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make business decisions, while in conservatorship, utilizing a risk-based CCF, a capital system with detailed formulae provided by FHFA. In December 2020, FHFA published a final rule that establishes the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae. The ERCF, which went into effect in February 2021, has a transition period for compliance. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order. Pursuant to the final rule, we are required to comply with the regulatory capital reporting requirements under the ERCF in 2022, with our initial quarterly capital report due by May 30, 2022, 60 days after the last day of the first quarter.
Pursuant to the Purchase Agreement, we will not have a dividend requirement to Treasury on the senior preferred stock until our Net Worth Amount exceeds the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. Based on our Net Worth Amount of $28.0 billion as of December 31, 2021, no dividend is payable to Treasury for the quarter ended December 31, 2021. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference on the senior preferred stock. Our cumulative senior preferred stock dividend payments totaled $119.7 billion as of December 31, 2021.
The aggregate liquidation preference of the senior preferred stock owned by Treasury was $98.0 billion as of December 31, 2021. The aggregate liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter through the Capital Reserve End Date, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. In addition, to the extent that we draw additional funds in the future, the aggregate liquidation preference will increase by the amount of those draws. For additional information on the Purchase Agreement, warrant and senior preferred stock, including our dividend requirement on the senior preferred stock and the commitment fee to be paid to Treasury after the Capital Reserve End Date, see MD&A - Conservatorship and Related Matters, Note 2, and Note 12.

FREDDIE MAC | 2021 Form 10-K	109

Management's Discussion and Analysis	Liquidity and Capital Resources
We invest our retained earnings primarily in short-term investments. The table below presents activity related to our net worth.
Table 56 - Net Worth Activity

	Year Ended December 31,
(In millions)	2021	2020	2019
Ending balance, December 31	$16,413	$9,122	$4,477
Cumulative-effect adjustment (1)	—	(240)	—
Beginning balance, January 1	16,413	8,882	4,477
Comprehensive income (loss)	11,620	7,531	7,787
Capital draws from Treasury	—	—	—
Senior preferred stock dividends declared	—	—	(3,142)
Total equity / net worth	$28,033	$16,413	$9,122
Aggregate draws under Purchase Agreement	$71,648	$71,648	$71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	97,959	86,539	79,322
(1)Cumulative-effect adjustment related to our adoption of CECL on January 1, 2020.

FREDDIE MAC | 2021 Form 10-K	110

Management's Discussion and Analysis	Conservatorship and Related Matters
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
We conduct our business subject to the direction of FHFA as our Conservator. The Conservator has authorized the Board of Directors to oversee management's conduct of our business operations so we can operate in the ordinary course. The directors serve on behalf of, exercise authority as provided by, and owe their fiduciary duties of care and loyalty to the Conservator. The Conservator retains the authority to withdraw or revise the authority it has provided at any time. The Conservator also retains certain significant authorities for itself and has not provided them to the Board of Directors. The Conservator continues to provide strategic direction for the company and directs the efforts of the Board of Directors and management to implement its strategy. Many management decisions are subject to review and/or approval by FHFA and management frequently receives direction from FHFA on various matters involving day-to-day operations.
Our current business objectives reflect direction we have received from the Conservator, including in the Conservatorship Scorecards. At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our mission and other non-financial objectives. Given our mission and the important role our Conservator has placed on Freddie Mac in addressing housing and mortgage market conditions, we sometimes take actions that could have a negative impact on our business, operating results, or financial condition. Certain of these actions are intended to help homeowners and the mortgage market.
Purchase Agreement, Warrant, and Senior Preferred Stock
In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury. Under the Purchase Agreement, we issued to Treasury both senior preferred stock and a warrant to purchase common stock. The Purchase Agreement, warrant, and senior preferred stock do not contain any provisions causing them to terminate or cease to exist upon the termination of conservatorship. The conservatorship, Purchase Agreement, warrant, and senior preferred stock materially limit the rights of our common and preferred stockholders (other than Treasury).
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
The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP consolidated balance sheet for the applicable fiscal quarter, provided that the aggregate amount funded under the Purchase Agreement may not exceed Treasury's commitment. The amount of any draw will be added to the aggregate liquidation preference of the senior preferred stock and will reduce the amount of available funding remaining. Deficits in our net worth have made it necessary for us to make substantial draws on Treasury's funding commitment under the Purchase Agreement, with the majority of these draws occurring from 2008 to 2011. In addition, increases in our Net Worth Amount since December 2017 have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock will continue to be increased at the end of each fiscal quarter through the Capital Reserve End Date, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. As of December 31, 2021, the aggregate liquidation preference of the senior preferred stock was $98.0 billion, and the amount of available funding remaining under the Purchase Agreement was $140.2 billion, which will be reduced by any future draws.
Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as, and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared

FREDDIE MAC | 2021 Form 10-K	111

Management's Discussion and Analysis	Conservatorship and Related Matters
by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers, and privileges of the Board of Directors. We have had a net worth sweep dividend requirement to Treasury on the senior preferred stock since the first quarter of 2013, which was implemented pursuant to the August 2012 amendment to the Purchase Agreement. Our cash dividend requirement each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The applicable Capital Reserve Amount is currently the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. This Capital Reserve Amount will remain in effect until the last day of the second consecutive fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result, we will not have another dividend requirement on the senior preferred stock until we have built sufficient capital to meet the capital requirements and buffers set forth in the ERCF. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero.
After the Capital Reserve End Date, our dividend requirement to Treasury on the senior preferred stock will be an amount equal to the lesser of (1) 10% per annum on the then-current liquidation preference of the senior preferred stock and (2) a quarterly amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. As a result, after the Capital Reserve End Date, all or significant portions of our future profits will be distributed to Treasury, and the holders of our common stock and non-senior preferred stock will not receive benefits that could otherwise flow from such profits. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period after the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference. Immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we shall have paid in cash full cumulative dividends, the dividend amount will be 12% per annum on the then-current liquidation preference of the senior preferred stock. This would not affect our ability to draw funds from Treasury under the Purchase Agreement.
The senior preferred stock is senior to our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. We are not permitted to redeem the senior preferred stock prior to the termination of Treasury's funding commitment under the Purchase Agreement.
We are also required under the Purchase Agreement to pay a quarterly commitment fee to Treasury, which was to be determined in an amount mutually agreed to by us and Treasury with reference to the market value of Treasury's funding commitment as then in effect. However, this commitment fee requirement has been suspended since January 1, 2013 and until the Capital Reserve End Date. We and Treasury, in consultation with the Chairman of the Federal Reserve, will mutually agree on a periodic commitment fee that we will pay for Treasury’s remaining funding commitment with respect to the five-year period commencing on the first January 1 after the Capital Reserve End Date.
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
■    Exit from conservatorship, except in limited circumstances;
■    Sell, transfer, lease, or otherwise dispose of any assets, other than dispositions for fair market value in the ordinary course of business, consistent with past practices, and in other limited circumstances; and
■    Issue any subordinated debt.
In addition, the Purchase Agreement requires us to comply with the ERCF as published in December 2020, disregarding any subsequent amendment or other modification to that rule. For more information on the Purchase Agreement covenants, see Note 2, and for related risks, see Risk Factors - Conservatorship and Related Matters.
Limits on Our Mortgage-Related Investments Portfolio and Indebtedness
Our ability to acquire and sell mortgage assets is significantly constrained by limitations under the Purchase Agreement and other limitations imposed by FHFA:
■    Since 2014, we have been managing the mortgage-related investments portfolio so that the UPB of our mortgage assets does not exceed 90% of the cap under the Purchase Agreement, which reached $250 billion as of December 31, 2018. In February 2019, FHFA directed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times. In November 2019, FHFA instructed us, by January 31, 2020, to include 10% of the notional value of certain interest-only securities owned by Freddie Mac in the calculation of this portfolio, while continuing to maintain the portfolio below the limit imposed by FHFA. The Purchase Agreement cap on our mortgage-related investments portfolio will be lowered from $250 billion to $225 billion at the end of 2022. Since January 2021, the calculation of mortgage assets

FREDDIE MAC | 2021 Form 10-K	112

Management's Discussion and Analysis	Conservatorship and Related Matters
subject to the Purchase Agreement cap also includes 10% of the notional value of interest-only securities. Our mortgage-related investments portfolio was $123.5 billion as of December 31, 2021, including $12.5 billion representing 10% of the notional amount of the interest-only securities we held as of December 31, 2021.
■    With respect to the composition of our mortgage-related investments portfolio, FHFA instructed us to: (1) reduce the amount of agency MBS we hold to no more than $50 billion by June 30, 2021 and no more than $20 billion by June 30, 2022, with all dollar caps to be based on UPB; and (2) reduce the UPB of our existing portfolio of collateralized mortgage obligations (CMOs), which are also sometimes referred to as REMICs, to zero by June 30, 2021. We will have a holding period limit to sell any new CMO tranches created but not sold at issuance. CMOs do not include tranches initially retained from reperforming loans senior subordinate securitization structures.
■    Under the Purchase Agreement, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement has been $300 billion since January 1, 2019. As of December 31, 2021, our aggregate indebtedness for purposes of the debt cap was $181.7 billion. Our debt cap under the Purchase Agreement will decrease to $270 billion on January 1, 2023 as a result of the decrease in the mortgage assets limit under the Purchase Agreement to $225 billion on December 31, 2022.
■    FHFA has indicated that any portfolio sales should be commercially reasonable transactions that consider impacts to the market, borrowers, and neighborhood stability.
Our decisions with respect to managing the mortgage-related investments portfolio affect our business segments. In order to achieve all of our portfolio goals, it is possible that we may forgo economic opportunities in one business segment in order to pursue opportunities in the other business segment.
Our results against the limits imposed on our mortgage-related investments portfolio and aggregate indebtedness for the year ended December 31, 2021 are shown below.
Mortgage Assets(1) as of December 31,
(In billions)

$250
$250
$250
$225
$225
$225
$213
$189
$124
2019
2020
2021
90% of mortgage-related investments portfolio limit
Mortgage-related investments portfolio limit
Mortgage-related investments portfolio ending balance

(1) 2021 and 2020 include 10% of the notional value of certain interest-only securities owned by Freddie Mac. 2020 has been revised to conform to the current presentation.
Indebtedness as of December 31,
(In billions)

$300
$300
$300
$283
$287
$182
2019
2020
2021
Indebtedness limit
Total debt of Freddie Mac outstanding

FREDDIE MAC | 2021 Form 10-K	113

Management's Discussion and Analysis	Conservatorship and Related Matters
Limits on Our Secondary Market Activities and Single-Family Loan Acquisitions
The Purchase Agreement restricts our secondary market activities and single-family loan acquisitions:
■    Secondary Market Activities - We cannot vary the pricing or any other term of the acquisition of a single-family loan based on the size, charter type, or volume of business of the seller of the loan and are required to:
●    Offer to purchase loans for cash consideration and operate this cash window with non-discriminatory pricing; and
●    Comply with directives, regulations, restrictions, or other requirements prescribed by FHFA related to equitable secondary market access by community lenders.
■    Single-Family Loan Acquisitions - We are required to limit our acquisition of certain single-family mortgage loans.
●    Subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we were required to implement a program reasonably designed to ensure that each single-family mortgage is:
–A qualified mortgage;
–Expressly exempt from the CFPB’s ability-to-repay requirements;
–Secured by an investment property, subject to the related Purchase Agreement restriction described below, which has been suspended;
–A refinancing with streamlined underwriting for high LTV ratios;
–A loan with temporary underwriting flexibilities due to exigent circumstances, as determined in consultation with FHFA; or
–Secured by manufactured housing.
The Purchase Agreement also includes restrictions on the volume of our cash window activities, acquisitions of single-family loans with certain LTV, DTI, and credit score characteristics at origination, and acquisitions of single-family loans secured by second homes or investment properties, but these requirements have been suspended until the later of September 14, 2022 and six months after Treasury so notifies Freddie Mac. For additional information on the suspended Purchase Agreement requirements, see MD&A – Regulation and Supervision – Legislative and Regulatory Developments – September 2021 Letter Agreement with Treasury.
We will continue to manage these activities in accordance with our risk limits and guidance from FHFA.
Limits on Our Multifamily Loan Purchase Activity
The amount and type of multifamily loans that we purchase are significantly influenced by the loan purchase cap established by FHFA for our multifamily business. In October 2021, FHFA announced that the 2022 loan purchase cap for the multifamily business will be $78 billion, up from $70 billion in 2021. FHFA will continue to require at least 50% of the Multifamily new business activity to be mission-driven, affordable housing. FHFA has changed certain definitions of mission-driven, affordable housing and, in 2022, such definitions will include loans on affordable units in cost-burdened renter markets and loans to finance energy and water efficiency improvements with units affordable to renters at or below 60% of AMI. In 2022, FHFA also will require at least 25% of the Multifamily new business activity to be affordable to renters at or below 60% of AMI, up from 20% in 2021. The loan purchase cap is subject to reassessment by FHFA throughout the year to determine whether an increase in the cap is appropriate based on a stronger than expected overall market. To prevent market disruption, if FHFA determines the actual size of the market is smaller than was initially projected, FHFA will not reduce the cap. For additional information on the Multifamily loan purchase cap, see MD&A - Our Business Segments - Multifamily - Products and Activities - Loan Purchase.
The Purchase Agreement also includes restrictions on our multifamily loan purchase activity, but these Purchase Agreement restrictions have been suspended until the later of September 14, 2022 and six months after Treasury so notifies Freddie Mac. For additional information, see MD&A – Regulation and Supervision - Legislative and Regulatory Developments – September 2021 Letter Agreement with Treasury.

FREDDIE MAC | 2021 Form 10-K	114

Management's Discussion and Analysis	Conservatorship and Related Matters
FHFA's Strategic Plan: Fiscal Years 2021-2024 and Conservatorship Scorecard
In October 2020, FHFA released its Strategic Plan for fiscal years 2021-2024. This Strategic Plan establishes the goals needed for FHFA to fulfill its statutory duties.
This Strategic Plan formalizes the direction of FHFA, and its regulated entities, by updating FHFA's mission, vision, and values, and by establishing three new strategic goals:
■    Ensuring safe and sound regulated entities through world-class supervision;
■    Fostering competitive, liquid, efficient, and resilient (CLEAR) national housing finance markets; and
■    Positioning FHFA as a model of operational excellence by strengthening its workforce and infrastructure.
In February 2021, FHFA released the 2021 Conservatorship Scorecard. The purpose of this Scorecard is to ensure that the Enterprises and CSS focus on their core mission responsibilities, operate in a manner appropriate for entities in conservatorship with limited capital buffers, and undertake those activities necessary to support an exit from conservatorship. In August 2021, FHFA removed the following two objectives from the 2021 Conservatorship Scorecard: (1) Roadmap Toward End of Conservatorship: Continue to provide support to FHFA as needed to develop a roadmap with milestones for exiting conservatorship, including the development of any capital restoration plans, and (2) Housing Market Reform and Alignment: Conduct such activities as directed by FHFA related to housing market reform. For more information on the 2021 Conservatorship Scorecard, see Executive Compensation - CD&A - Determination of 2021 At-Risk Deferred Salary - At-Risk Deferred Salary Based on Conservatorship Scorecard Performance.
In November 2021, FHFA released the 2022 Conservatorship Scorecard. The purpose of this Scorecard is to hold the Enterprises and CSS accountable for fulfilling their core mission requirements by promoting sustainable and equitable access to affordable housing and operating in a safe and sound manner. For more information on the 2022 Conservatorship Scorecard, see our Current Report on Form 8-K filed on November 18, 2021.
For more information on the conservatorship and related matters, see Regulation and Supervision, Risk Factors - Conservatorship and Related Matters, Note 2, Note 12, and Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board of Directors and Board Committee Information - Authority of the Board of Directors and Board Committees.
Equitable Housing Finance Plan
On September 7, 2021, FHFA announced that Freddie Mac and Fannie Mae will be required to submit equitable housing finance plans to FHFA. These plans will cover a three-year period and will be updated annually. The plans are intended to identify and address barriers to sustainable housing opportunities, including the Enterprises' goals and action plans to advance equity in housing finance for the next three years. FHFA will also require the Enterprises to submit annual progress reports on the actions undertaken during the prior year to implement their plans. In December 2021, we submitted our 2022-2024 Equitable Housing Finance Plan to FHFA.

FREDDIE MAC | 2021 Form 10-K	115

Management's Discussion and Analysis	Regulation and Supervision
REGULATION AND SUPERVISION
In addition to our oversight by FHFA as our Conservator, we are subject to regulation and oversight by FHFA under our Charter and the GSE Act and to certain regulation by other government agencies. Furthermore, regulatory activities by other government agencies can affect us indirectly, even if we are not directly subject to such agencies' regulation or oversight, such as regulations that modify requirements applicable to the purchase or servicing of mortgages.
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
Receivership and Resolution Planning

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are less than our obligations or we have not been paying our debts as they become due, in each case for a period of 60 days. FHFA has notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA has also advised us that, if, during such a 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination.
In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons set forth in the GSE Act. The statutory grounds for discretionary appointment of a receiver include: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; undercapitalization and no reasonable prospect of becoming adequately capitalized; the likelihood of losses that will deplete substantially all of our capital; or by consent.
Certain aspects of conservatorship and receivership operations of Freddie Mac, Fannie Mae, and the FHLBs are addressed in an FHFA rule on conservatorship and receivership. Among other provisions, FHFA generally will not permit payment of securities litigation claims during conservatorship, and claims by current or former shareholders arising as a result of their status as shareholders would receive the lowest priority of claim in receivership. In addition, administrative expenses of the conservatorship will be deemed to be administrative expenses of receivership and capital distributions may not be made during conservatorship, except as specified in the rule.
In May 2021, FHFA published a final rule that requires Freddie Mac and Fannie Mae to develop credible resolution plans, also known as living wills. The purpose of the rule is to require each Enterprise to develop a resolution plan to facilitate its rapid and orderly resolution under FHFA’s receivership authority in a manner that: (1) minimizes disruption in the national housing finance markets by providing for the continued operation of the core business lines of the Enterprise in receivership by a newly constituted LLRE; (2) preserves the value of the Enterprise's franchise and assets; (3) facilitates the division of assets and liabilities between the LLRE and the receivership estate; (4) ensures that investors in mortgage-backed securities guaranteed by the Enterprises and in Enterprise unsecured debt bear losses in accordance with the priority of payments established in the GSE Act, while minimizing unnecessary losses and costs to these investors; and (5) fosters market discipline by making clear that no extraordinary government support will be available to indemnify investors against losses or fund the resolution of an Enterprise. The rule also addresses procedural requirements related to the frequency and timing for submission of initial and subsequent resolution plans to FHFA. The rule provides a set of required and prohibited assumptions when developing the resolution plans, including assuming that receivership may occur under the severely adverse economic conditions provided by FHFA in conjunction with any stress testing required or another scenario provided by FHFA, not assuming the provision or continuation of extraordinary government support (including support under the Purchase Agreement), and reflecting statutory provisions that obligations and securities of the Enterprises are not guaranteed by the United States and do not constitute a debt or obligation of the United States. Our first resolution plan must be submitted to FHFA in April 2023.
The appointment of FHFA as receiver would immediately terminate the conservatorship. In the event of receivership, the GSE Act requires FHFA, as the receiver, to organize a LLRE with respect to Freddie Mac. Among other requirements, the GSE Act provides that this LLRE:
■    Would succeed to Freddie Mac's Charter and thereafter operate in accordance with and subject to such Charter;
■    Would assume, acquire, or succeed to our assets and liabilities to the extent that such assets and liabilities are transferred

FREDDIE MAC | 2021 Form 10-K	116

Management's Discussion and Analysis	Regulation and Supervision
by FHFA to the LLRE; and
■    Would not be permitted to assume, acquire, or succeed to any of our obligations to shareholders.
Placement into receivership would likely have a material adverse effect on holders of our common stock and preferred stock, and could have a material adverse effect on holders of our debt securities and Freddie Mac mortgage-related securities. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. For more information on the risks to our business relating to receivership and uncertainties regarding the future of our business, see Risk Factors - Conservatorship and Related Matters.
Capital Standards

The GSE Act specifies certain capital requirements for us and authorizes FHFA to establish other capital requirements as well as to increase our minimum capital requirements or to establish additional capital and reserve requirements for particular purposes. In 2008, FHFA suspended capital classification of us during conservatorship, in light of the Purchase Agreement.
In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make business decisions utilizing a risk-based CCF, a capital system with detailed formulae provided by FHFA. We have used FHFA's CCF, and internal capital methodologies, where available, to measure risk for making economically effective decisions. The CCF includes specific requirements relating to risk on our book of business and modeled returns on our new acquisitions. In December 2020, FHFA published the ERCF, establishing a new regulatory capital framework for Freddie Mac and Fannie Mae. In accordance with FHFA guidance, we are transitioning the management of our business from the CCF to the ERCF.
The ERCF establishes risk-based and leverage capital requirements for the Enterprises, and includes the following:
■    Supplemental capital requirements relating to the amount and form of the capital we hold, based largely on definitions of capital used in U.S. banking regulators' regulatory capital framework. The final rule includes leverage-based and risk-based requirements, which together determine the requirements for each tier of capital;
■    A requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress and then rebuilt over time as economic conditions improve. If we fall below the prescribed buffer amounts, we must restrict capital distributions such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored;
■    A requirement to file quarterly public capital reports with FHFA starting in 2022, regardless of our status in conservatorship;
■    A requirement to maintain capital for operational and market risk, in addition to our credit risk;
■    Specific minimum percentages, or "floors," on the risk-weights applicable to single-family and multifamily exposures, which have the effect of increasing the capital required to be held for loans otherwise subject to lower risk weights;
■    Specific floors on the risk-weights applicable to retained portions of credit risk transfer transactions, which have the effect of decreasing the capital relief obtained from these transactions; and
■    Additional elements based on U.S. banking regulators' regulatory capital framework, including the phased implementation of advanced approaches as an alternative to the standardized approach for measuring risk weighted assets.
The ERCF will require us to hold substantially more capital than prior requirements. Our current capital levels are significantly below the levels that would be required under the ERCF. The ERCF, which went into effect in February 2021, has a transition period for compliance. In general, the compliance date for the regulatory capital requirements in the ERCF will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order, and the compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. With respect to the ERCF’s advanced approaches requirements, the compliance date is January 1, 2025 or any later compliance date specified by FHFA. Pursuant to the final rule, we are required to comply with the regulatory capital reporting requirements under the ERCF in 2022, with our initial quarterly capital report due by May 30, 2022, 60 days after the last day of the first quarter. Further, the Purchase Agreement includes a covenant requiring us to comply with the ERCF disregarding any subsequent amendment or other modifications to the final rule. As a result, any amendments or FHFA-directed modifications to the ERCF may affect our compliance with this covenant. For additional information on these capital standards, see Note 19 and on risks related to non-compliance with the Purchase Agreement, see Risk Factors – Conservatorship and Related Matters - The Purchase Agreement and the terms of the senior preferred stock significantly limit our business activities. In the event of non-compliance with any Purchase Agreement covenants, Treasury may be entitled to specific performance, damages, and other remedies, and if the corrective actions we were to take were determined by FHFA to be insufficient, FHFA could impose penalties on us or take other remedial actions.
Pursuant to an FHFA rule on stress testing of regulated entities, Freddie Mac and Fannie Mae are required to conduct annual stress tests using scenarios specified by FHFA to determine whether each Enterprise has sufficient capital to absorb losses as a result of adverse economic conditions. Under the rule, the Enterprises must publicly disclose the results of the stress test under the "severely adverse" scenario. In accordance with FHFA guidance, in August 2021, we disclosed the results of both our 2021 and 2020 "severely adverse" scenario stress tests.

FREDDIE MAC | 2021 Form 10-K	117

Management's Discussion and Analysis	Regulation and Supervision
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
FHFA housing goals applicable to our 2021 purchases consist of four goals and one subgoal for single-family owner-occupied housing, one multifamily affordable housing goal, and two multifamily affordable housing subgoals. Single-family goals are expressed as a percentage of the total number of eligible loans underlying our total single-family loan purchases, while the multifamily goals are expressed in terms of minimum numbers of units financed.
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
We may achieve a single-family or multifamily housing goal by meeting or exceeding the FHFA benchmark level for that goal (Benchmark Level). We also may achieve a single-family goal by meeting or exceeding the actual share of the market that meets the criteria for that goal (Market Level).
If the Director of FHFA finds that we failed (or there is a substantial probability that we will fail) to meet a housing goal and that achievement of the housing goal was or is feasible, the Director may require the submission of a housing plan that describes the actions we will take to achieve the unmet goal. FHFA has the authority to take actions against us if we fail to submit a required housing plan, submit an unacceptable plan, fail to comply with a plan approved by FHFA, or fail to submit certain mortgage purchase data, information or reports as required by law. See Risk Factors - Legal And Regulatory Risks - We may make certain changes to our business in an attempt to meet our housing goals, duty to serve, and equitable housing finance requirements, which may adversely affect our profitability.
Affordable Housing Goal Results and Housing Plan

In December 2021, FHFA informed us that, for 2020, we achieved four of our five single-family affordable housing goals and all three of our multifamily goals. Because FHFA determined that we failed to meet one of our housing goals for 2020 and that achievement of that goal was feasible, FHFA required us to submit a housing plan that indicates how we plan to meet the missed goal during 2022 to 2024. We submitted our housing plan to FHFA in February 2022. Our performance on the goals, as determined by FHFA, is set forth in the table below.

FREDDIE MAC | 2021 Form 10-K	118

Management's Discussion and Analysis	Regulation and Supervision
Table 57 - 2020 and 2019 Affordable Housing Goals Results

	2020			2019
Affordable Housing Goals	Benchmark Level	Market Level	Results	Benchmark Level	Market Level	Results
Single-Family
Low-income home purchase goal	24%	27.6%	28.5%	24%	26.6%	27.4%
Very low-income home purchase goal	6%	7.0%	6.9%	6%	6.6%	6.8%
Low-income areas home purchase goal	18%	22.4%	21.8%	19%	22.9%	22.9%
Low-income areas home purchase subgoal	14%	17.6%	17.1%	14%	18.1%	18.0%
Low-income refinance goal	21%	21.0%	19.7%	21%	24.0%	22.4%
Multifamily
Low-income goal (units)	315,000	N/A	473,338	315,000	N/A	455,451
Very low-income subgoal (units)	60,000	N/A	107,105	60,000	N/A	112,773
Small multifamily (5-50 units) low-income subgoal	10,000	N/A	28,142	10,000	N/A	34,847
We expect to report our performance with respect to the 2021 affordable housing goals included in Table 58 below in March 2022. At this time, based on preliminary information, we believe we met all five of our single-family goals and all three of our multifamily goals. We expect that FHFA will make a final determination on our 2021 performance following the release of market data in 2022.
2021-2024 Single-Family and 2021-2022 Multifamily Affordable Housing Goals

In December 2021, FHFA announced its higher benchmark levels for the single-family affordable housing goals for Freddie Mac for 2022 to 2024. These goals include two new single-family home purchase subgoals: a Minority Census Tracts Home Purchase Subgoal and a Low-Income Census Tracts Home Purchase Subgoal. These two new goals replace the previous low-income areas subgoal.
FHFA also announced its benchmark levels for the multifamily affordable housing goals for Freddie Mac for 2022. In response to public comments on the proposed affordable housing goals and the differential impact of COVID-19 on various multifamily origination segments, the multifamily housing goals apply to 2022 only. In 2022, FHFA expects to engage in further rulemaking to establish the multifamily benchmarks for 2023 and will notify the Enterprises of the low-income areas home purchase goal benchmark level for 2022. FHFA also established different benchmark levels for Freddie Mac and Fannie Mae for the small multifamily low-income subgoal (23,000 for Freddie Mac and 17,000 for Fannie Mae).
Our single-family and multifamily affordable housing goal benchmark levels for 2021 and our single-family affordable housing goal benchmark levels for 2022-2024 and multifamily affordable housing goal benchmark levels for 2022 are set forth below.
Table 58 - 2021-2024 Single-Family and 2021-2022 Multifamily Affordable Housing Goal Benchmark Levels

Affordable Housing Goals	Benchmark Levels for 2021	Benchmark Levels for 2022-2024
Single-Family
Low-income home purchase goal	24%	28%
Very low-income home purchase goal	6%	7%
Low-income areas home purchase goal	18%	TBD
Low-income areas subgoal	14%	N/A
Minority census tracts home purchase subgoal (new)	N/A	10%
Low-income census tracts home purchase subgoal (new)	N/A	4%
Low-income refinance goal	21%	26%
Multifamily
Low-income goal (units)	315,000	415,000
Very low-income subgoal (units)	60,000	88,000
Small multifamily (5-50 units) low-income subgoal (units)	10,000	23,000

FREDDIE MAC | 2021 Form 10-K	119

Management's Discussion and Analysis	Regulation and Supervision
Duty to Serve Underserved Markets Plan

The GSE Act establishes a duty for Freddie Mac and Fannie Mae to serve three underserved markets (manufactured housing, affordable housing preservation, and rural areas) by providing leadership in developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low-, and moderate-income families in those markets. In December 2016, FHFA issued a final rule to implement our duty to serve these underserved markets. Under this rule, we are required to establish three-year plans that describe the activities and objectives we will undertake to serve each underserved market.
Freddie Mac is currently operating under an underserved markets plan for 2018-2021. FHFA has evaluated our 2020 Duty to Serve performance under this plan and determined that we complied with our Duty to Serve requirements in all three underserved markets in 2020. As required by the FHFA Duty to Serve regulation, in May 2021, we submitted to FHFA a proposed Duty to Serve Underserved Markets Plan covering a three-year period from 2022 to 2024. In October 2021, we submitted to FHFA a revised proposed Plan that reflected FHFA feedback. On December 21, 2021, FHFA requested that Freddie Mac resubmit our Plan to address additional feedback.
Affordable Housing Fund Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases and pay such amount to certain housing funds. FHFA suspended this requirement when we were placed into conservatorship. However, in December 2014, FHFA terminated the suspension and instructed us to begin setting aside and paying amounts into those funds, subject to any subsequent guidance or instruction from FHFA.
During 2021, we completed $1.3 trillion of new business purchases subject to this requirement and accrued $539.8 million of related expense, of which $350.9 million is related to the Housing Trust Fund administered by HUD and $188.9 million is related to the Capital Magnet Fund administered by Treasury. We are prohibited from passing through the costs of these allocations to the originators of the loans that we purchase.
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
Department of Housing and Urban Development
HUD has regulatory authority over Freddie Mac with respect to fair lending. All aspects of the credit or housing-related business practices of Freddie Mac are potentially subject to federal anti-discrimination laws, as well as state and local fair housing and fair lending statutes. In addition, the GSE Act prohibits discriminatory practices in our loan purchase activities, requires us to submit data to HUD to assist in its fair lending investigations of primary market lenders with which we do business, and requires us to undertake remedial actions against such lenders found to have engaged in discriminatory lending practices. HUD periodically reviews and comments on our underwriting and appraisal guidelines for consistency with the Fair Housing Act and the anti-discrimination provisions of the GSE Act.
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

FREDDIE MAC | 2021 Form 10-K	120

Management's Discussion and Analysis	Regulation and Supervision
Consumer Financial Protection Bureau
The CFPB regulates consumer financial products and services. The CFPB adopted a number of final rules relating to loan origination, finance, and servicing practices that generally went into effect in January 2014. The rules include an ability-to-repay rule, which requires loan originators to make a reasonable and good faith determination that a borrower has a reasonable ability to repay the loan according to its terms. This rule provides certain protection from liability for originators making loans that satisfy the definition of a qualified mortgage. The ability-to-repay rule applies to most loans acquired by Freddie Mac, and for loans covered by the rule, FHFA has directed us to limit our single-family acquisitions to loans that generally would constitute qualified mortgages under applicable CFPB regulations. The directive generally restricts us from acquiring loans that are not fully amortizing, have a term greater than 30 years, or have points and fees in excess of 3% of the total loan amount (or other threshold amount for loans of less than $114,847). Under CFPB rules, one category of qualified mortgages consists of loans that are eligible for purchase or guarantee by either Freddie Mac or Fannie Mae. Under the final rule, as amended in April 2021, this category of qualified mortgages will expire upon the earlier of the Enterprise's exit from conservatorship or the mandatory compliance date of final amendments to the definition of a qualified mortgage in the ability-to-repay rule (October 1, 2022), rather than on July 1, 2021.
While the CFPB issued a final rule in October 2020 that extended the category of qualified mortgages that consists of loans that are eligible for purchase or guarantee by either Freddie Mac or Fannie Mae, FHFA provided that the Enterprises were only permitted to purchase such loans until August 31, 2021, provided the application received date for such loans was prior to July 1, 2021. In December 2020, the CFPB issued a final rule that amended the qualified mortgage definition by establishing pricing thresholds for loans to qualify as qualified mortgages, eliminated the DTI threshold and the standards for determining monthly debt and income under Appendix Q, and refined the general qualified mortgage definition to require lenders to consider and verify borrowers’ income, assets, debts, and DTI or residual income. While the mandatory compliance date of these final amendments to the definition of qualified mortgage is October 1, 2022 the Enterprises adopted this policy on July 1, 2021 pursuant to FHFA directive. Under the amended ability-to-repay rule, qualified mortgages will include loans for which lenders consider and verify the borrower’s income, assets, debts, and DTI or residual income, meet the newly established pricing thresholds, and satisfy the previously established requirements regarding product features, pricing, points, and fees.
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
Legislative and Regulatory Developments
September 2021 Letter Agreement with Treasury

On September 14, 2021, we, acting through FHFA as our Conservator, and Treasury entered into a letter agreement to suspend the following Purchase Agreement requirements related to our cash window activities, multifamily loan purchase activity, single-family loan acquisitions:
■    Cash Window Activity - Beginning on January 1, 2022, we are required to limit the volume purchased through the cash window to $1.5 billion per lender during any period comprising four calendar quarters;
■    Multifamily New Business Activity - We are required to cap multifamily loan purchases at $80 billion in any 52-week period, subject to annual adjustment by FHFA based on changes in the Consumer Price Index. At least 50% of our multifamily loan purchases in any calendar year must be, at the time of acquisition, classified as mission-driven pursuant to FHFA guidelines; and
■ Single-Family Loan Acquisitions - We are required to limit our acquisition of certain single-family mortgage loans.
●    A maximum of 6% of purchase money mortgages and 3% of refinance mortgages over the preceding 52-week period can have two or more of the following characteristics at origination: combined LTV ratio greater than 90%; DTI ratio greater than 45%; and FICO or equivalent credit score less than 680.

FREDDIE MAC | 2021 Form 10-K	121

Management's Discussion and Analysis	Regulation and Supervision
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
Extension of Legislated 10 Basis Point Fee

In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 (TCCA) pursuant to which, at the direction of FHFA, we increased the guarantee fee by 10 basis points on all single-family residential mortgages delivered to us on or after April 1, 2012. Pursuant to the TCCA, the revenue generated by this fee increase is paid to Treasury. Although the guarantee fee provision of the TCCA expired on October 1, 2021, FHFA advised us to charge and remit this 10 basis point fee to Treasury with respect to single-family residential loans acquired by us before January 1, 2022. On November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which extended our obligation to charge and remit to Treasury this 10 basis point fee on single-family residential mortgages delivered to us through October 1, 2032.
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
On December 16, 2021, FHFA issued a notice of proposed rulemaking that would require Freddie Mac and Fannie Mae to develop, maintain, and submit annual capital plans to FHFA. Under the proposed rule the Enterprises' capital plans would be required to include the following:
■    An assessment of the expected sources and uses of capital over the planning horizon;
■    Estimates of projected revenues, expenses, losses, reserves, and pro forma capital levels under a range of the Enterprise's internal scenarios, as well as under FHFA's scenarios;
■    A description of all planned capital actions over the planning horizon;
■    A discussion of how the Enterprise will, under expected and stressful conditions, maintain capital commensurate with its business risks and continue to serve the housing market; and
■    A discussion of any expected changes to the Enterprise's business plan that are likely to have a material impact on the Enterprise's capital adequacy or liquidity.
The proposed rule also incorporates the determination of the stress capital buffer into the capital planning process and builds upon the existing supervisory expectation that the Enterprises incorporate forward-looking projections of revenue and losses to monitor and maintain their internal capital adequacy. FHFA is seeking comment on this proposed rule through February 25, 2022.
We cannot predict whether and when FHFA will finalize these amendments to the ERCF or the content of any such amended rule that FHFA may adopt, or how this will affect our ability to comply with the covenant in the Purchase Agreement that requires us to comply with the ERCF as published in December 2020.
Special Purpose Credit Programs

On December 6, 2021, HUD’s Office of General Counsel issued a legal opinion that publicly clarifies that special purpose credit programs that are lawful under the Equal Credit Opportunity Act and other federal laws generally do not violate the Fair Housing Act's antidiscrimination provisions. On December 20, 2021, FHFA Acting Director Sandra Thompson issued a statement urging financial institutions, including Freddie Mac, Fannie Mae, and the Federal Home Loan Banks, to consider special purpose credit programs to advance equitable outcomes and fairness in the housing finance system. FHFA Acting Director Thompson further noted that, in addition to contemplating special purpose credit programs of their own, Freddie Mac, Fannie Mae, and the Federal Home Loan Banks can impact the availability of these programs by providing liquidity and support for existing and future special purpose credit programs, within the umbrella of safety and soundness.

FREDDIE MAC | 2021 Form 10-K	122

Management's Discussion and Analysis	Regulation and Supervision
Enterprise Fair Lending and Fair Housing Compliance

On December 20, 2021, FHFA released an advisory bulletin to provide FHFA's supervisory expectations and guidance to Freddie Mac and Fannie Mae on fair lending and fair housing compliance. FHFA considers ensuring Enterprise compliance with fair lending laws part of FHFA's obligation to further the purposes of the Fair Housing Act in its program of regulatory and supervisory oversight of the Enterprises and its responsibility to ensure that the Enterprises comply with applicable laws.
FHFA's fair lending policy statement generally articulates its policy on fair lending and how FHFA uses its authorities to ensure compliance with fair lending laws. The Enterprises are subject to several associated fair lending requirements, such as requirements to obtain and maintain data relevant to ensuring compliance with fair lending laws, report certain information to FHFA pursuant to FHFA's reporting order on fair lending, include certain information related to fair lending in their annual housing reports, and comply with fair lending requirements associated with other FHFA processes and requirements. The Enterprises are also subject to HUD oversight related to fair housing. FHFA and HUD have signed a memorandum of understanding regarding cooperation and coordination with respect to fair housing and fair lending. In certain circumstances, FHFA will provide notification to HUD and the U.S. Department of Justice of information that suggests a violation of the Fair Housing Act or that indicates a possible pattern or practice of discrimination in violation of the Fair Housing Act.

FREDDIE MAC | 2021 Form 10-K	123

Management's Discussion and Analysis	Critical Accounting Estimates
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with GAAP requires us to make a number of judgments and assumptions that affect estimates of the reported amounts within our consolidated financial statements. Critical accounting estimates are important to the presentation of our financial condition and results of operations and require management to make difficult, complex, or subjective judgments and estimates, often regarding matters that are inherently uncertain. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these estimates could have a material impact on our consolidated financial statements.
Our critical accounting estimates and policies relate to the Single-Family allowance for credit losses. For additional information about our critical accounting estimates and significant accounting policies, see the notes accompanying our consolidated financial statements.
Single-Family Allowance for Credit Losses
The Single-Family allowance for credit losses represents our estimate of expected credit losses over the contractual term of the mortgage loans. The Single-Family allowance for credit losses pertains to all single-family loans classified as held-for-investment on our consolidated balance sheets.
Determining the appropriateness of the Single-Family allowance for credit losses is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require us to make judgments about matters that are difficult to predict, the most significant of which are the probability of default and severity of expected credit losses. We regularly evaluate the underlying estimates and models we use when determining the Single-Family allowance for credit losses and update our assumptions to reflect our historical experience and current view of economic factors. For additional information on uncertainty and risks related to models, see Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes. Changes in our forecasts or the occurrence of actual economic conditions that differ significantly from our forecasts may significantly affect the measurement of our Single-Family allowance for credit losses.
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
Changes in forecasted house price growth rates can have a significant effect on our allowance for credit losses. Our estimate of expected credit losses leverages an internally based model that uses a Monte Carlo simulation which generates many possible house price scenarios for up to 40 years for each metropolitan statistical area (MSA). These scenarios are used to estimate loan-level expected future cash flows and credit losses based on each loan’s individual characteristics. The table below shows our nationwide forecasted house price growth rates that were used in determining our allowance for credit losses as of December 31, 2021 and as of December 31, 2020. These growth rates are used as inputs to our models to develop the detailed forecasted life-of-loan house price growth rates for each MSA. See Note 6 for additional information regarding our current period benefit (provision) for credit losses and estimation process.
Table 59 - Forecasted House Price Growth Rates

	2022	2023
December 31, 2021	6.2%	2.5%

	2021	2022
December 31, 2020	5.4%	3.0%

FREDDIE MAC | 2021 Form 10-K	124

Risk Factors
Risk Factors
RISK FACTORS SUMMARY
The summary of risks below provides an overview of the principal risks that could affect our business, financial condition, results of operations, cash flows, reputation, strategies, and/or prospects. This summary does not contain all of the information that may be important to you, and you should read the more detailed discussion of risks that follows this summary.
Conservatorship and Related Matters
■    Freddie Mac's future is uncertain.
■    FHFA, as our Conservator, controls our business activities. We may be required to take actions that reduce our profitability, are difficult to implement, or expose us to additional risk.
■    The Purchase Agreement and the terms of the senior preferred stock significantly limit our business activities. In the event of non-compliance with any Purchase Agreement covenants, Treasury may be entitled to specific performance, damages, and other remedies, and if the corrective actions we were to take were determined by FHFA to be insufficient, FHFA could impose penalties on us or take other remedial actions.
■    If FHFA placed us into receivership, our assets would be liquidated. The liquidation proceeds might not be sufficient to pay claims outstanding against Freddie Mac, repay the liquidation preference of our preferred stock, or make any distribution to our common stockholders.
■    Our business and results of operations may be materially adversely affected if we are unable to attract and retain well-qualified and diverse employees across the company. The conservatorship, uncertainty of our future, and limitations on our executive and employee compensation put us at a disadvantage compared to other companies in attracting and retaining employees. In addition, we face increased competition for talented executives and other employees as a result of the increased availability of job opportunities in the current economy.
COVID-19 Pandemic
■    The ongoing COVID-19 pandemic has significantly affected general economic conditions and the housing market. Our business and financial condition may be adversely affected by the effects of the COVID-19 pandemic.
Credit Risks
■    We are subject to mortgage credit risk. Credit losses and costs related to this risk could adversely affect our financial results.
■    We face significant risks related to our delegated underwriting process for single-family loans, including risks related to data accuracy, mortgage fraud, and our sellers' origination operations. Changes to the process could increase our risks.
■    Declines in national or regional house prices or other adverse changes in the housing market could negatively affect both our Single-Family and Multifamily businesses.
■    We are exposed to counterparty credit risk with respect to our business counterparties. Our financial results may be adversely affected if one or more of our counterparties fail to meet their contractual obligations to us.
■    Our loss mitigation activities may be unsuccessful or costly and may adversely affect our financial results.
■    We have been, and will continue to be, adversely affected by delays and deficiencies in the single-family foreclosure process.
■    We are exposed to increased credit losses and credit-related expenses in the event of a major natural disaster, other catastrophic event, including a pandemic, or significant climate change effects.
■    Our CRT transactions may not be available to us in adverse economic conditions. These transactions also lower our profitability.
Market Risks
■    Changes in interest rates could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth.
■    Changes in market spreads could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth.
■    A significant decline in the price performance of, or demand for, our UMBS could have an adverse effect on the volume and/or profitability of our new Single-Family business activity.
■    If the UMBS does not continue to receive widespread market acceptance, the liquidity and price performance of our Single-Family mortgage-related securities and our market share and profitability could be adversely affected. Commingling certain Fannie Mae securities in resecuritizations has increased our counterparty risk.

FREDDIE MAC | 2021 Form 10-K	125

Risk Factors
■    The profitability of our Multifamily business could be adversely affected by a significant decrease in demand for our K Certificates and SB Certificates.
■    The discontinuance of LIBOR could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth. A transition to an alternative reference interest rate could present operational problems and subject us to possible litigation risk. We may be unable to take a consistent approach across our financial products.
Liquidity Risks
■    Our activities may be adversely affected by limited availability of financing and increased funding costs.
■    Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business.
Operational Risks
■    A failure in our operational systems or infrastructure, or those of third parties, could impair our ability to provide market liquidity, disrupt our business, damage our reputation, and cause financial losses.
■    Potential cybersecurity threats are changing rapidly and advancing in sophistication. We may not be able to protect our systems and networks, or the confidentiality of our confidential or other information (including personal information), from cyberattacks and other unauthorized access, disclosure, and disruption.
■    We rely on third parties, or their vendors and other business partners, for certain important functions. Any failures by those third parties to deliver products or services, or to manage risks effectively, could disrupt our business operations, or expose us to other operational risks.
■    We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.
Legal and Compliance Risks
■    Legislative or regulatory changes or actions could adversely affect our business activities and financial results. We face risk of non-compliance with our legal and regulatory obligations.
■    We may make certain changes to our business in an attempt to meet our housing goals, duty to serve, and equitable housing finance requirements, which may adversely affect our profitability.
Conservatorship and Related Matters
Freddie Mac's future is uncertain.
Our future structure and role in the mortgage industry will be determined by the Administration, Congress, and FHFA. It is possible, and perhaps likely, that there will be significant changes that will materially affect our business model and results of operations. Some or all of our functions could be transferred to other institutions, and we could cease to exist as a stockholder-owned company. If any of these events occur, our shares could diminish in value, or cease to have any value. Our stockholders may not receive any compensation for such loss in value.
Several bills were introduced in past sessions of Congress concerning the future status of Freddie Mac, Fannie Mae, and the mortgage finance system, including bills that provided for the wind down of Freddie Mac and Fannie Mae and modification of the terms of the Purchase Agreement. While none of these bills was enacted, it is possible that similar or new bills will be introduced and considered in the future.
The conservatorship is indefinite in duration. The likelihood, timing, and circumstances under which we might emerge from conservatorship are uncertain. Our current capital levels are significantly below the levels that would be required under the ERCF. Under the Purchase Agreement, we cannot exit from conservatorship, other than in connection with receivership, unless all currently pending material litigation relating to the conservatorship and/or the Purchase Agreement has been resolved or settled and for two or more consecutive periods we have common equity tier 1 capital (which does not include our senior preferred stock) of at least 3% of our adjusted total assets. While we are increasing our net worth as a result of changes to our senior preferred stock dividend requirement, the increases in our net worth since September 30, 2019 have been or will be added to the aggregate liquidation preference of the senior preferred stock. In addition, our ability to increase our capital, other than through retained earnings, is limited, and it may not be possible for us to raise private capital on acceptable terms, if at all. Under the Purchase Agreement, we can raise up to $70.0 billion of capital through the issuance of common stock only after Treasury has exercised in full its warrant to purchase 79.9% of our common stock and pending material conservatorship-related litigation has been resolved or settled. Treasury’s potential substantial equity ownership in our company, along with restrictions imposed on our business and post-recapitalization dividends and fees we will be required to pay to Treasury, will reduce our attractiveness as an investment opportunity for third-party investors. It is uncertain whether or when we will be able to retain or raise sufficient capital to permit an end to our conservatorship, and this may not happen for several years or at all. For additional information on the conservatorship, Purchase Agreement, and terms of the senior preferred stock, see Note 2.

FREDDIE MAC | 2021 Form 10-K	126

Risk Factors
Treasury would be required to consent to the termination of our conservatorship other than as discussed above or in connection with receivership, and there can be no assurance Treasury would do so. Even if the conservatorship is terminated, we would remain subject to the Purchase Agreement and the terms of the senior preferred stock unless they are terminated or amended.
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
We are under the control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines our strategic direction. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities, such as the initiatives we are pursuing under the Conservatorship Scorecards. Some of the activities FHFA has required us to undertake have been costly and/or difficult to implement, such as development and support of the CSP. The current Administration has not articulated a formal position on housing finance reform or the future of Freddie Mac and Fannie Mae. Nonetheless, the Administration and FHFA have indicated that their current areas of focus in the housing market include issues related to affordability, equity, sustainability, and climate. For example, in 4Q 2021, the Administration and FHFA announced actions to promote affordable and sustainable housing, and our 2022 Conservatorship Scorecard includes several objectives related to promoting sustainable and equitable housing finance markets, affordable housing opportunities, and consideration of climate risks.
FHFA has required us to make changes to our business that have adversely affected our financial results and could require us to make additional changes at any time. For example, FHFA may require us to undertake activities that (1) reduce our profitability; (2) expose us to additional credit, market, funding, operational, and other risks; or (3) provide additional support for the mortgage market that serves our mission, but adversely affects our financial results.
FHFA also has required us to take other actions that may adversely affect our business or financial results, such as requiring us to maintain increased liquidity and directing us to amend the CSS LLC agreement in a manner that limits our influence over CSS Board decisions. During conservatorship, the CSS Board Chair must be designated by FHFA, and all CSS Board decisions require the affirmative vote of the Board Chair. FHFA also has the right to appoint up to three additional CSS Board members. In October 2021, the three additional CSS Board members FHFA previously appointed left the CSS Board. If FHFA appoints three additional independent members, the CSS Board members we and Fannie Mae appoint could be outvoted by non-GSE designated Board members on any matter during conservatorship and on a number of significant matters after conservatorship. It is possible that FHFA may require us to make additional changes to the CSS LLC agreement, or may otherwise impose restrictions or provisions relating to CSS or the UMBS, that may adversely affect us.
From time to time, FHFA has prevented us from engaging in business activities or transactions that we believe would be profitable, and it may do so again in the future. For example, FHFA has limited the size and composition of our mortgage-related investments portfolio and the amount and type of new single-family and multifamily loans we may acquire. We may be required to adopt business practices that help serve our mission and other non-financial objectives, but that may negatively affect our future financial results. Congress or FHFA may require us to set aside or otherwise pay monies to fund third-party initiatives, such as the existing requirement under the GSE Act that we allocate amounts for certain housing funds. FHFA also could require us to take actions that would adversely affect our ability to compete and innovate, such as through its proposed rule for new GSE products and activities; changing our risk appetite (including risk limits); and limiting our control over pricing. FHFA is also Conservator of Fannie Mae, our primary competitor. FHFA’s actions, as Conservator of both companies, could require us and Fannie Mae to take a uniform approach to certain activities, limiting innovation and competition and possibly putting us at a competitive disadvantage because of differences in our respective businesses. FHFA also could limit our ability to compete with new entrants and other institutions. The combination of the restrictions on our business activities and our potential inability to generate sufficient revenue through our guarantee activities to offset the effects of those restrictions may have an adverse effect on our results of operations and financial condition.
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
The Purchase Agreement and the terms of the senior preferred stock place significant restrictions on our ability to manage our business, including limiting (1) our secondary market activities; (2) our single-family and multifamily loan acquisitions; (3) the amount of indebtedness we may incur; (4) the size of our mortgage-related investments portfolio; and (5) our ability to pay dividends, transfer certain assets, raise capital, pay down the liquidation preference of the senior preferred stock, and exit conservatorship. The Purchase Agreement also requires us to comply with the ERCF as published in December 2020, disregarding any subsequent amendment or other modification to that rule.

FREDDIE MAC | 2021 Form 10-K	127

Risk Factors
The Purchase Agreement prohibits us from taking a variety of actions without Treasury's consent. Treasury has the right to withhold its consent for any reason. The restrictions on our business under the Purchase Agreement, senior status and net worth sweep dividend provisions of the senior preferred stock, and warrant held by Treasury could adversely affect our ability to attract capital from the private sector in the future, should we be in a position to do so. For more information, see Conservatorship and Related Matters - Freddie Mac's Future is Uncertain.
In the event of non-compliance with any Purchase Agreement covenants, although such non-compliance would not affect our ability to draw from Treasury under the Purchase Agreement, Treasury may be entitled to specific performance, damages, and other such remedies as may be available at law or in equity. In addition, if the corrective actions we were to take or plan to take to comply with such covenants were determined by FHFA to be insufficient or unsuccessful, FHFA could impose penalties on us or take other remedial action.
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
Being placed into receivership would terminate our conservatorship. The purpose of receivership is to liquidate our assets and resolve claims against us. The appointment of FHFA as our receiver would terminate all rights and claims that our stockholders and creditors might have against our assets or under our Charter as a result of their status as stockholders or creditors, other than possible payment upon our liquidation.
The GSE Act provides that, if we were placed into receivership, the mortgages underlying our mortgage-related securities (and the payments thereon) would be held for the benefit of the holders of those securities and not for the benefit of any receivership estate or LLRE. However, payments on the mortgages underlying our mortgage-related securities might not be sufficient to make full payments of principal and interest on the securities. If we were unable to fulfill our guarantee, the holders of our mortgage-related securities would experience delays in receiving payments because the relevant systems are not designed to make partial payments, and they could ultimately suffer losses on their investments to the extent the payments on the mortgages underlying our mortgage-related securities were not sufficient to make full payments of principal and interest on the securities. In addition, when administering the receivership claims process, FHFA could treat similarly situated creditors unequally, including treating creditors with claims related to senior unsecured debt securities and creditors with claims related to guarantee obligations on mortgage-related securities unequally, if FHFA determines such treatment is necessary to maximize the value of the assets of Freddie Mac, to maximize the present value return from the sale or other disposition of the assets of Freddie Mac, or to minimize the amount of any loss realized upon the sale or other disposition of the assets of Freddie Mac, as long as all creditors would receive at least as much as they would in a liquidation. During receivership or conservatorship, FHFA may take any authorized action that FHFA determines is in the best interest of Freddie Mac or FHFA, including the public that FHFA serves.
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

FREDDIE MAC | 2021 Form 10-K	128

Risk Factors
Our business and results of operations may be materially adversely affected if we are unable to attract and retain well-qualified and diverse employees across the company. The conservatorship, uncertainty of our future, and limitations on our executive and employee compensation put us at a disadvantage compared to other companies in attracting and retaining employees. In addition, we face increased competition for talented executives and other employees as a result of the increased availability of job opportunities in the current economy.
Our business is highly dependent on the talents and efforts of our employees. The conservatorship, uncertainty of our future, and limitations on executive and employee compensation have had, and are likely to continue to have, an adverse effect on our ability to retain and recruit talent. Our voluntary employee turnover in 2021 increased slightly overall compared to historical experience, with a more notable increase at the officer level. If we are unable to attract and retain talent, our ability to manage our business effectively, implement strategic initiatives successfully and control operational risk would be adversely affected, and this ultimately would adversely affect our financial performance.
Actions taken by Congress, FHFA, and Treasury to date, or that may be taken by them in the future, have had, and may continue to have, an adverse effect on our retention and recruitment of executives and other employees. We are subject to significant restrictions on the amount and type of compensation we may pay while under conservatorship. For example:
■    The Equity in Government Compensation Act of 2015 limits the compensation and benefits for our Chief Executive Officer to the same level in effect as of January 1, 2015 while we are in conservatorship or receivership. Accordingly, annual direct compensation for our Chief Executive Officer is limited to base salary at an annual rate of $600,000.
■    The Stop Trading on Congressional Knowledge Act of 2012, known as the STOCK Act, and related FHFA regulations prohibit our senior executives from receiving bonuses during conservatorship.
■    FHFA, as our Conservator, has the authority to approve the terms and amount of our executive compensation and may require us to make changes to our executive compensation program. FHFA has advised us that, given our conservatorship status, our executive compensation program is designed generally to provide for lower pay levels relative to large financial services firms that are not in conservatorship. FHFA has instructed us to benchmark to the lower end of the range of market compensation for new executive hires and compensation increase requests for existing executives, which limits our ability to offer market-competitive compensation to our executives if FHFA does not grant an exception. For additional information on restrictions on executive compensation, see Executive Compensation – CD&A – Other Executive Compensation Considerations – Legal, Regulatory, and Conservator Restrictions on Executive Compensation.
■    The terms of our senior preferred stock purchase agreement with Treasury contain specified restrictions relating to compensation, including a prohibition on selling or issuing equity securities without Treasury’s prior written consent except under limited circumstances, which effectively eliminates our ability to offer equity-based compensation to our employees.
These restrictions reduce our flexibility to offer competitive compensation, which adversely affects our ability to attract and retain executives and other employees. These restrictions also prohibit our ability to motivate and reward high performance with compensation structures that provide upside potential to our executives, putting us at a disadvantage to other companies in attracting and retaining executives. In addition, the uncertainty of potential action by Congress or the Administration with respect to our future – including whether we will exit conservatorship, how long it may take before we exit conservatorship, or whether housing finance reform will result in a significant restructuring of the company or the company no longer continuing to exist – also negatively affects our ability to recruit and retain executives and other employees.
The cap on our Chief Executive Officer compensation continues to make retention and succession planning for this position difficult, and it may make it difficult to attract qualified candidates for this critical role in the future.
We face competition from the financial services and technology industries, and from businesses outside of these industries, for well-qualified and diverse talent. The increased availability of job opportunities in the current economy has made the attraction and retention of executive and employee talent more competitive. If this increased competition persists and if we are unable to attract and retain executives and other employees with the necessary skills and talent, we would face increased operational risk. Leadership departures, or multiple such departures at approximately the same time, and challenges in integrating new leaders, could materially adversely affect our business, results of operations, and financial condition.
COVID-19 Pandemic
The ongoing COVID-19 pandemic has significantly affected general economic conditions and the housing market. Our business and financial condition may be adversely affected by the effects of the COVID-19 pandemic.
Although the U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has also contributed to rising inflationary pressures. The extent of the continuing impact of COVID-19 on the economic environment, the housing market, and our business depends on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and magnitude of the pandemic, the willingness of the government to provide financial assistance in response to the COVID-19 pandemic, the actions taken to contain the virus or treat its impact, the rate of distribution and administration of vaccines globally, the severity and duration of

FREDDIE MAC | 2021 Form 10-K	129

Risk Factors
any resurgence of COVID-19 variants, and how quickly and to what extent economic and operating conditions and consumer and business spending can return to their pre-pandemic levels.
Notwithstanding the negative effects of COVID-19 on the macroeconomic environment, house and multifamily property price growth, low mortgage rates, and strength in housing demand have contributed to a strong performance by the housing market. We cannot, however, exclude the risk that the housing sector’s performance in the future may vary due to the many uncertainties driven by the ongoing COVID-19 pandemic and its impact on the economy as well as actions taken in response to the pandemic.
Since the inception of the COVID-19 pandemic, Freddie Mac has taken several steps to support the mortgage market, such as forbearance for Freddie Mac-owned mortgages and other measures to assist homeowners, renters, multifamily property owners, lenders, and sellers. While we believe our initial actions have reduced our credit losses to date, it is possible that these actions or future actions may not ultimately be successful due to the ongoing impact of the COVID-19 pandemic or otherwise and, therefore, may negatively affect our financial condition and results of operations, perhaps significantly. Borrowers that obtain forbearance may be unable to resume making payments on their mortgage loans at the end of the forbearance period, which could result in losses. COVID-related foreclosure and eviction moratoriums have largely expired, and an elevated level of foreclosures and evictions could lead to higher operational costs and REO inventory. While our Single-Family serious delinquency rate has declined since its peak in 2020, we expect our Single-Family serious delinquency rate and the volume of our single-family loss mitigation activity to remain above pre-pandemic levels as a result of the pandemic and our forbearance programs.
To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it has the effect of heightening many of the other risks described in this 2021 Annual Report on Form 10-K.
Credit Risks
We are subject to mortgage credit risk. Credit losses and costs related to this risk could adversely affect our financial results.
Mortgage credit risk is the risk that a borrower will fail to make timely payments on a loan we own or guarantee. This exposes us to the risk of credit losses and credit-related expenses, which could adversely affect our financial results. We are primarily exposed to mortgage credit risk with respect to the single-family and multifamily loans and securities reflected as assets on our consolidated balance sheets. We are also exposed to mortgage credit risk with respect to guaranteed securities and guarantee arrangements that are not reflected as assets on our consolidated balance sheets, including K Certificates, SB Certificates, and certain other senior subordinate securitization structures.
We continue to have loans in our Single-Family mortgage portfolio with certain characteristics, that are typically associated with higher levels of credit risk. See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Monitoring Loan Performance and Characteristics for additional information on the characteristics of the loans in our Single-Family mortgage portfolio. We also expect to continue acquiring loans with higher LTV ratios through our Home Possible and Home One initiatives, as well as loans with higher DTI ratios, generally up to 50%, which will increase our exposure to credit risk. Our efforts to increase eligible borrowers' access to single-family mortgage credit, including our affordable housing program and our plan for fulfilling our duty to serve underserved markets and recent FHFA requirements and guidance related to equitable housing, may expose us to increased mortgage credit risk.
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
We rely on the strength of our sellers' origination processes and controls. We perform risk-based audits to test our counterparties' control environments. However, our review may not detect weak operations that could lead to errors in seller decisions concerning, for example, correspondent approvals, property valuations, and insurance coverage.
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

FREDDIE MAC | 2021 Form 10-K	130

Risk Factors
(including changes to remedies for certain defects) to relieve sellers of certain repurchase obligations with respect to single-family loans in specific cases. As a result, we may face greater exposure to credit and other losses under this revised framework, because our ability to seek recovery or repurchase from sellers is more limited, and we must identify breaches of representations and warranties early in the life of the loan.
Our suite of tools, collectively referred to as Loan Advisor, offers limited representation and warranty relief for certain loan components that satisfy automated data analytics related to appraisal quality, collateral valuation, borrower assets, and borrower income. In general, limited representation and warranty relief is offered when information provided by the lender is validated against independent data sources. However, there is a risk that the enhanced tools and processes provided by Loan Advisor will not enable us to identify all breaches in a timely manner. In addition, there is a risk that data provided by the independent data sources is not accurate, impacting the representation and warranty relief decision. In turn, this could increase our exposure to credit and other losses. For more information, see MD&A - Risk Management - Single-Family Mortgage Credit Risk and MD&A - Risk Management - Operational Risk - Third-Party Risk.
Declines in national or regional house prices or other adverse changes in the housing market could negatively affect both our Single-Family and Multifamily businesses.
Our financial results and business volumes can be negatively affected by declines in house prices and other adverse changes in the housing market. This could (1) significantly increase our expected credit losses; (2) result in higher stress losses for both the Single-Family and Multifamily portfolios; (3) increase our losses on foreclosure alternatives, third-party sales, and dispositions of REO properties; (4) reduce our returns or result in losses on our Single-Family and Multifamily guarantee business, as default rates could be higher than we expected when we issued the guarantees; (5) negatively affect loan pricing, which could cause us to change our disposition strategies for our Single-Family delinquent and modified loans; or (6) adversely impact our ability to transfer credit risk. For more information regarding these risks, see MD&A - Risk Management - Credit Risk.
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
We depend on our institutional counterparties to provide services that are critical to our business. We face the risk that one or more of our counterparties may fail to meet their contractual obligations to us. Our major counterparties include sellers, servicers, credit enhancement providers, and counterparties to derivatives, short-term lending, and other funding transactions (e.g., cash and other investments transactions). For more information, see MD&A - Risk Management - Counterparty Credit Risk.
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
■    A decline in servicing performance - A decline in a servicer's performance, such as delayed foreclosures or missed opportunities for foreclosure alternatives, could significantly affect our ability to mitigate credit losses and could affect the overall credit performance of our Single-Family mortgage portfolio. A large volume of seriously delinquent loans, the complexity of the servicing function, and heightened liquidity requirements are significant factors contributing to the risk of a decline in performance by servicers. Servicers may experience financial and other difficulties due to the advances they are required to make to us on delinquent single-family mortgages, including mortgages subject to forbearance plans. We could be adversely affected if our servicers lack appropriate controls, experience a failure in their controls, or experience a disruption in their ability to service loans, including as a result of legal or regulatory actions or ratings downgrades. We also are exposed to fraud by third parties in the loan servicing function, particularly with respect to short sales and other dispositions of non-performing assets.
    We could attempt to mitigate our exposure to a poorly performing servicer by terminating its right to service our loans; however, in a highly adverse economic environment, there could be scarce capacity in the marketplace and we may not be able to find successor servicers who have the capacity to service the affected loans and who are also willing to assume the representations and warranties of the terminated servicer. In addition, terminating a large servicer may not be feasible because of the operational and capacity challenges related to transferring large servicing portfolios. There is also a possibility that the performance of some loans may degrade during the transition to new servicers. During a period of

FREDDIE MAC | 2021 Form 10-K	131

Risk Factors
heightened delinquencies, we may incur costs and potential increases in servicing fees if we replace a servicer with a high concentration of loans in default, which are more costly to service. We may also be exposed to concentrations of credit risk among certain servicers.
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
■    Increased exposure to non-depository and smaller financial institutions - A large volume of our single-family loans is acquired from and serviced by non-depository and smaller financial institutions. Some of these institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. As a result, we face increased risk that these counterparties could fail to perform their obligations to us. In particular, non-depository servicers grew their servicing portfolios in the last several years as a result of higher originations. This appears to have resulted in operational strains that have subjected some of these servicers to regulatory scrutiny. This rapid growth could expose us to increased risks if any operational strain adversely affects these servicers' servicing performance or their financial strength. These institutions also service portfolios for other investors and guarantors (i.e., Fannie Mae and Ginnie Mae) and operational issues related to those portfolios could affect the performance of our portfolio. In addition, these servicers may not always have ready access to appropriate sources of liquidity to finance their operations, particularly during periods when the mortgage market is experiencing a downturn. If these servicers reduce their servicing portfolios, overall servicing capacity may be constrained.
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
We are also exposed to settlement risk from the non-performance of sellers and servicers as a result of our forward settlement loan purchase programs in our Single-Family and Multifamily businesses.
Credit risk related to counterparties to derivatives, funding, short-term lending, securities, and other transactions
We have significant exposure to institutions in the financial services industry relating to derivatives, funding, short-term lending, securities, securities purchased under agreements to resell, secured lending, forward settlement of loans and securities, and other transactions (e.g., cash and other investments transactions). These transactions are critical to our business, including our ability to:
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
Credit risk related to mortgage insurers and other credit enhancement providers
If a mortgage insurer fails to meet its obligations to reimburse us for claims, our credit losses could increase. In addition, if a regulator determines that a mortgage insurer lacks sufficient capital to pay all claims when due, the regulator could take action that might affect the timing and amount of claim payments made to us. We face similar risks with respect to our counterparties on ACIS and comparable transactions.
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

FREDDIE MAC | 2021 Form 10-K	132

Risk Factors
Our loss mitigation activities may be unsuccessful or costly and may adversely affect our financial results.
Our loss mitigation activities, including the forbearance and other programs we have implemented in response to the COVID-19 pandemic, may not be successful. The costs we incur related to loan modifications and other loss mitigation activities have been, and could continue to be, significant. For example, we generally bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, as well as all applicable servicer incentive fees for our single-family mortgage modifications.
We could be required to make changes to our loss mitigation activities that could make these activities more costly to us. FHFA, as Conservator and regulator, may continue to issue directives and Advisory Bulletins to assist borrowers and align servicing practices for the GSEs. These directives and Advisory Bulletins could make these activities more costly to us, especially with regard to loan modification initiatives. FHFA may continue to issue these directives and Advisory Bulletins for a variety of reasons, including consumer relief and alignment of the prepayment behavior of our and Fannie Mae's respective UMBS.
We have loans on trial period plans as required under certain loan modification programs. Some of these loans may fail to complete the trial period or fail to qualify for our other borrower assistance programs. For these loans, the trial period will have effectively delayed the foreclosure process and could increase our costs.
The type of loss mitigation activities we pursue could affect prepayments on our Single-Family securities (e.g., UMBS, 55-day MBS, PCs, and REMICs), which could affect the value of these securities or the earnings from the assets in our mortgage-related investments portfolio. In addition, loss mitigation activities may adversely affect our ability to securitize, resecuritize, and sell the loans subject to those activities.
We devote significant resources to our borrower assistance initiatives. The size and scope of these efforts may compete with other business opportunities or corporate initiatives.
For more information on our loss mitigation activities, see MD&A - Our Business Segments - Single-Family - Business Results - Loss Mitigation Activities and MD&A - Risk Management - Single-Family Mortgage Credit Risk - Engaging in Loss Mitigation Activities.
We have been, and will continue to be, adversely affected by delays and deficiencies in the single-family foreclosure process.
The average length of time for foreclosure of a Freddie Mac Single-Family loan has significantly increased since 2008, particularly in states that require a judicial foreclosure process, and may further increase. Delays in the foreclosure process could cause our expenses to increase. For example, properties awaiting foreclosure could deteriorate until we acquire them, resulting in increased expenses to repair and maintain the properties. Foreclosure process delays could also adversely affect trends in house prices regionally or nationally, which could adversely affect our financial results. Pursuant to FHFA guidance and the CARES Act, we were required to suspend COVID-19-related foreclosures, other than for vacant or abandoned properties, until July 31, 2021, and COVID-19-related REO evictions until September 30, 2021. These foreclosure and eviction moratoriums will result in higher costs and expenses for the affected properties.
We are exposed to increased credit losses and credit-related expenses in the event of a major natural disaster, other catastrophic event, including a pandemic, or significant climate change effects.
The occurrence, severity, and duration of a major natural or environmental disaster or other catastrophic event, including a pandemic, in an area where we own or guarantee mortgage loans, especially in densely populated geographic areas and in high-risk areas, such as coastal areas vulnerable to severe storms and flooding or areas prone to earthquake or wildfires, could increase our credit losses and credit-related expenses. A natural disaster or catastrophic event that either damages or destroys single-family or multifamily real estate underlying mortgage loans that we own or guarantee, or negatively affects the ability of borrowers to continue to make payments on mortgage loans that we own or guarantee, could increase our serious delinquency rates and average loan loss severity in the affected areas. Such events could generate credit losses and credit-related expenses and have a material adverse effect on our business and financial results. We may not have adequate insurance coverage for some of these natural disaster and catastrophic events.
An increased frequency and intensity of major natural disasters may be indicative of the impact of climate change and are expected to persist for the foreseeable future. Although historically our losses from these events have not been significant, we remain exposed to risk, particularly in connection with geographically widespread weather events, changes in weather patterns, and significant climate change effects, such as rising sea levels, wildfires, and increased storms and flooding. Significant long-term climate change effects could increase the vulnerability of an area to natural disasters, which could discourage housing activity, decrease mortgage originations, and negatively affect house prices and property values in affected areas. Investors may place greater weight on these risks when making asset pricing decisions, which could increase our cost or ability to transfer risk. Increases in the intensity and frequency of natural disasters, particularly with respect to flooding in areas not designated as SFHAs (i.e., in areas where we do not require flood insurance), as well as any decrease in the willingness of insurers to provide coverage in certain areas for certain perils, will increase the foregoing risks. In addition, the unpredictability

FREDDIE MAC | 2021 Form 10-K	133

Risk Factors
of natural disasters and the complexity of forecasting long-term climate change effects negatively affect our ability to forecast losses from such events.
Further, actions taken by Congress, the Administration, and FHFA in response to climate change concerns may create transition risks that impact the housing market and our business. For example, policy actions to address climate change could result in a potentially disruptive transition away from carbon-intense industries. Such a transition could impact certain industries and regional economies, affecting the ability of borrowers in those industries or regions to pay their mortgage loans. Several bills have been introduced or legislation enacted in past sessions of Congress to address environmental matters, including climate change, and President Biden has indicated that addressing climate change will be a priority for the Administration.
In addition, FHFA, as Conservator, has instructed us to designate climate change as a priority concern and actively consider its effects on our decision making and, to this end, included climate change as a priority for Freddie Mac in the 2022 Conservatorship Scorecard. FHFA may require us to undertake activities that promote environmental sustainability but that adversely affect our business or financial results.
Our CRT transactions may not be available to us in adverse economic conditions. These transactions also lower our profitability.
Our ability to transfer credit risk (and the cost to us of doing so) could change rapidly depending on market conditions. Adverse market conditions may result in insufficient investor demand for CRT transactions at acceptable prices. For example, our ability to transfer Single-Family credit risk was temporarily negatively affected by adverse market conditions resulting from the COVID-19 pandemic. It is possible that our CRT strategies may not prevent us from incurring substantial losses. For instance, it takes time to transfer risk and we are exposed to credit losses during this pipeline period. Additionally, some of our CRT transactions have early termination clauses or maturity dates that are earlier than the maturities of the reference mortgage loans, and we may also seek to terminate certain CRT transactions by repurchasing the related securities. We will be exposed to increased credit risk on the reference mortgage loans after termination of such transactions. Additionally, we retain a portion of the risk of future losses on loans covered by CRT transactions, including all or a portion of the first loss risk in most single-family and back-end multifamily transactions. The costs associated with CRT transactions are significant and may increase. For some CRT transactions, there may be a significant difference in time between when we recognize a credit loss in earnings and when we recognize the related recovery in earnings, and this lag could adversely affect our financial results in the earlier period. Changes in regulatory guidance, such as capital requirements under the ERCF, may cause us to modify our credit risk transfer activities.
Market Risks
Changes in interest rates could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth.
Our financial results can be significantly affected by changes in interest rates.
Interest rates can fluctuate for many reasons, including changes in the fiscal and monetary policies of the federal government and its agencies as well as geopolitical events or changes in general economic conditions, such as increased inflation.
Changes in interest rates could adversely affect the cash flows and prepayment rates on assets that we own and related debt and derivatives. In addition, changes in interest rates could adversely affect the prepayment rate or default rate on the loans that we guarantee. For example, when interest rates decrease, borrowers are more likely to prepay their loans by refinancing them at a lower rate. An increased likelihood of prepayment on the loans underlying our mortgage-related securities may adversely affect the value of these securities.
We expect that the temporary reduction of interest rates to near zero will, gradually over the course of the next year, be reversed, with the Federal Reserve signaling its concerns with respect to inflation and tapering its purchases of mortgage and other securities. The timing and impact of this expected reversal of interest rates trends is unknown.
Additionally, we may issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. We may exercise the option to repay the outstanding principal balance when interest rates decrease. However, we may replace the called debt at a higher spread due to the market conditions at that time. In the event we decide not to call our debt, we may incur higher hedging costs.
We incur costs as a result of our risk management activities, which may not be successful. Our interest-rate risk management activities are designed to reduce our economic exposure to changes in interest rates to a low level as measured by our models. However, the accounting treatment for certain of our assets and liabilities, including derivatives, creates variability in our earnings when interest rates fluctuate, as some assets and liabilities are measured at amortized cost and some are measured at fair value, while all derivatives are measured at fair value. While we use hedge accounting to attempt to reduce interest-rate- related earnings volatility, our hedge accounting programs may not be effective in reducing this variability. In addition, differences in amortization between our assets and the liabilities we use to fund them, including amortization of fair value hedging basis adjustments, may also be affected by changes in interest rates and prepayment rates and may contribute to earnings variability.

FREDDIE MAC | 2021 Form 10-K	134

Risk Factors

Changes in market spreads could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth.
Changes in market conditions, including changes in interest rates, liquidity, prepayment, and/or default expectations and the level of uncertainty in the market for a particular asset class, may cause fluctuations in market spreads. Our financial results and net worth can be significantly affected by changes in market spreads, especially results driven by financial instruments that are measured at fair value. These instruments include trading securities, available-for-sale securities, derivatives, loans held-for-sale, and loans and debt with the fair value option elected.
A narrowing or tightening of the market spreads on a given asset is typically associated with an increase in the fair value of that asset. Narrowing market spreads may reduce the number of attractive investment opportunities and could increase the cost of our activities to support the liquidity and price performance of our UMBS and other securities. Consequently, a tightening of the market spreads on our assets may adversely affect our future financial results and net worth. A widening of the market spreads on a given asset is typically associated with a decline in the fair value of that asset or tightening of the market spread on a given liability is typically associated with a decline in the fair value of that liability, which may adversely affect our near-term financial results and net worth. While wider market spreads may create favorable investment opportunities, our ability to take advantage of any such opportunities is limited due to various restrictions on our mortgage-related investments portfolio activities. See MD&A - Conservatorship and Related Matters for additional information on these restrictions.
Changes in market spreads also affect the fair value of our debt with the fair value option elected. A narrowing or tightening of the market spreads on a given liability is typically associated with an increase in the fair value of that liability, which is recognized as a loss by us.
A significant decline in the price performance of, or demand for, our UMBS could have an adverse effect on the volume and/or profitability of our Single-Family business activity.
Our UMBS are an integral part of our loan purchase program. Our competitiveness in purchasing single-family loans from our sellers and the volume and profitability of our Single-Family business activity are directly affected by the price performance of UMBS issued by us relative to comparable Fannie Mae-issued UMBS. If our UMBS were to trade at a discount relative to comparable Fannie Mae securities due to prepayment performance or other factors, such a difference in relative pricing may create an incentive for sellers to conduct a disproportionate share of their single-family business with Fannie Mae.
It is possible that a liquid market for our UMBS may not be sustained, which could adversely affect their price performance and our single-family market share. A significant reduction in our market share, and thus in the volume of loans that we securitize, or a reduction in the trading volume of our UMBS could reduce the liquidity of our UMBS. While we may decide to employ various strategies to support the liquidity and price performance of our UMBS, any such strategies may fail or adversely affect our business and financial results. We may cease any such activities at any time, or FHFA could require us to do so, which could adversely affect the liquidity and price performance of our UMBS. We may incur costs to support our presence in the agency securities market and to support the liquidity and price performance of our securities.
Liquidity-related price differences could occur between UMBS issued by us and comparable Fannie Mae-issued UMBS due to factors that are largely outside of our control. For example, the level of the Federal Reserve’s purchases and sales of agency mortgage-related securities, including any reduction in the Federal Reserve's purchases of mortgage-related securities undertaken to support financial markets during the COVID-19 pandemic, could affect the demand for and values of our UMBS. Therefore, any strategies we employ to reduce any liquidity-related price differences may not reduce or eliminate any such price differences over the long term.
We may experience price differences with Fannie Mae on individual new production pools of TBA-eligible mortgages, particularly with respect to specified pools and our multilender securities. From time to time, we may need to adjust our pricing for a particular new production pool category or introduce new initiatives to maintain alignment and competitiveness with Fannie Mae with respect to the acquisition of such pools. Depending on the amount of pricing adjustments in any period, it is possible that they could adversely affect the profitability of our Single-Family business for that period. This risk is heightened with FHFA restrictions on our cash window volumes and on pooling, limiting our pooling flexibility and ability to manage alignment. For more information, see MD&A - Our Business Segments - Single-Family - Business Overview - Products and Activities.
If the UMBS does not continue to receive widespread market acceptance, the liquidity and price performance of our Single-Family mortgage-related securities and our market share and profitability could be adversely affected. Commingling certain Fannie Mae securities in resecuritizations has increased our counterparty risk.
As part of the combined UMBS market, we have been required by FHFA to align certain of our Single-Family mortgage purchase offerings, servicing, and securitization programs, policies and practices with Fannie Mae to achieve market acceptance of the UMBS. We cannot provide any assurance that these efforts will reduce the pricing disparities discussed above over the long-term. This alignment is more challenging during periods of increased refinances, automation, innovation, and change in the industry, such as we experienced in 2021. These alignment activities may adversely affect our business and our ability to compete with Fannie Mae. We may be required to further align our business processes with those of Fannie Mae. Uncertainty concerning the extent of the alignment between Freddie Mac's and Fannie Mae's mortgage purchase, servicing,

FREDDIE MAC | 2021 Form 10-K	135

Risk Factors

and securitization programs, policies, and practices may affect the degree to which the UMBS receives widespread market acceptance.
If investors do not continue to accept the fungibility of Freddie Mac and Fannie Mae UMBS and instead prefer Fannie Mae UMBS over Freddie Mac UMBS, this could affect the liquidity or market value of our Single-Family mortgage-related securities and have a significant adverse impact on our business, liquidity, financial condition, net worth, and results of operations, and could affect the liquidity or market value of our Single-Family mortgage-related securities.
We have counterparty credit exposure to Fannie Mae due to investors' ability to commingle certain Freddie Mac and Fannie Mae securities in resecuritizations. When we resecuritize Fannie Mae securities, our guarantee of timely principal and interest extends to the underlying Fannie Mae securities. In the event that Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, Freddie Mac would be responsible for making the payment. We do not control or limit the amount of resecuritized Fannie Mae securities that we could be required to guarantee. We are dependent on FHFA, Fannie Mae, and Treasury (pursuant to Fannie Mae's and our respective Purchase Agreements with Treasury) to avoid a liquidity event or default. We have not modified our liquidity strategies to address the possibility of non-timely payment by Fannie Mae, but we may do so in the future.
We and Fannie Mae both rely on the Federal Reserve Banks to make payments on our respective mortgage-related securities. As noted above, in the event that Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, Freddie Mac would be responsible for providing the Federal Reserve Banks with the funds to make the payment. If we failed to provide the Federal Reserve Banks with all funds to make such payment on such resecuritized Fannie Mae securities, the Federal Reserve Banks would not make any payment on any of our outstanding Freddie Mac-issued UMBS, Supers, REMICs, or other securities to be paid on that payment date, regardless of whether such Freddie Mac-issued securities were backed by Fannie Mae-issued securities.
The ERCF requires us to hold capital to account for the counterparty credit risk of Fannie Mae. Given the resulting risk weights for commingled securities or crossholding of Enterprise UMBS, it is possible that the fungibility of UMBS will be reduced and that enterprise-specific markets will re-emerge. The ERCF risk weighting may cause each Enterprise to choose whether to stipulate delivery of its own UMBS or to provision excess capital to account for the risk of receiving the other Enterprise’s UMBS. Further, the ERCF requirements may discourage the Enterprises from issuing commingled securities and may create incentives to resort to single-issuer resecuritizations, undermining the goal of fungibility of Freddie Mac and Fannie Mae UMBS.
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
The discontinuance of LIBOR could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth. A transition to an alternative reference interest rate could present operational problems and subject us to possible litigation risk. We may be unable to take a consistent approach across our financial products.
In March 2021, ICE Benchmark Administration Limited, the administrator of LIBOR, confirmed its intention to cease publishing the 1-week and 2-month U.S. Dollar LIBOR settings after December 2021 and to cease publishing the other, most widely used, tenors of U.S. Dollar LIBOR after June 2023. The U.K. Financial Conduct Authority, which regulates LIBOR publication, announced that it would not compel panel bank submissions after those dates. Although the discontinuance of the U.S. Dollar LIBOR tenors that continue to be published is therefore expected in mid-2023, we are not able to predict whether SOFR, the ARRC-recommended alternative reference rate, will become the market-accepted replacement benchmark, or what impact such a transition may have on our business, results of operations, and financial condition.
The transition from LIBOR could affect the financial performance of instruments we hold, require changes to hedging strategies, and adversely affect our financial performance. The transition could adversely affect the pricing, liquidity, value of, return on, and trading for a broad array of financial products that are included in our financial assets and liabilities. We have various financial products, including mortgage loans, mortgage-related securities, and derivatives, that are tied to LIBOR, and many of these products will mature after June 2023. While the documentation for certain of these products provides us with discretion to select an alternative reference rate if LIBOR is discontinued, there is a possibility of disputes, litigation, and other actions arising with customers, investors, and counterparties concerning, for example, our exercise of this discretion or the interpretation and enforceability of fallback language and related provisions. In certain other cases, the documentation limits our discretion to select an alternative reference rate if LIBOR is no longer available, representative, or viable, creating uncertainty and the risk of legal disputes. New York State has enacted legislation that is intended to minimize legal and

FREDDIE MAC | 2021 Form 10-K	136

Risk Factors

economic uncertainty following U.S. Dollar LIBOR’s cessation by replacing LIBOR references in certain contracts governed by New York law with a benchmark based on SOFR, including any spread adjustment, recommended by the Federal Reserve, the Federal Reserve Bank of New York or the ARRC. However, this legislation does not apply to all contracts, and it is uncertain whether the documentation for our products will allow those products to qualify for the legal protection against litigation contained in other proposed federal and state legislation dealing with the LIBOR transition. These potential challenges in implementing an alternative reference rate could result in customers, investors, and counterparties acquiring fewer products and entering into fewer transactions, which could result in losses or reputational damage or otherwise adversely affect our business.
The large volume of products and transactions that may require changes to documentation, systems, or remediation could present substantial operational and legal challenges and result in significant costs. We may be unable to have a consistent approach to the LIBOR transition with respect to our products, including within a particular class of products, which could disrupt the market for those products. It is possible that actions we take in connection with the discontinuance of LIBOR, including the adoption of SOFR, could subject us to basis risk, monetary losses, and possible disputes and litigation. In addition, the transition could result in inquiries or other actions from regulators in respect of our preparation, readiness and transition plans.
The use of SOFR as the alternative reference rate for LIBOR-based products may present certain market concerns. Among the concerns, although a term structure for SOFR has been developed, the ARRC-recommended scope of use of SOFR term rates is limited. SOFR represents an overnight, risk-free rate, whereas U.S. Dollar LIBOR has various tenors and reflects a credit risk component. It is still uncertain how soon acceptance and widespread market adoption of SOFR will occur, whether the use of overnight SOFR and SOFR averages will predominate over the use of SOFR term rates, whether SOFR will be more or less volatile than LIBOR during times of economic stress, and whether sufficient liquidity of SOFR-based products will develop.
As described above, we have identified material exposures to LIBOR but cannot reasonably estimate the expected impact or other consequences of such exposure. For additional information regarding the actions we have taken to prepare for an orderly transition from LIBOR, see MD&A - Risk Management - Market Risk - Transition from LIBOR.
Liquidity Risks
Our activities may be adversely affected by limited availability of financing and increased funding costs.
The amount, type, and cost of our unsecured funding directly affects our interest expense and results of operations. A number of factors could make such financing more difficult to obtain; more expensive; or unavailable on any terms, including market and other factors, changes in U.S. government support for us, and reduced demand for our debt securities.
Market and Other Factors
Our ability to obtain funding in the public unsecured debt markets or by selling or pledging mortgage-related and other securities as collateral to other institutions could change rapidly or cease. The cost of available funding could increase significantly due to changes in interest rates, market confidence, operational risks, regulatory requirements, or other factors.
Prolonged wide market spreads on long-term debt could cause us to reduce our long-term debt issuances and increase our reliance on short-term and callable debt issuances. Such increased reliance on short-term and callable debt could increase the risk that we may be unable to refinance our debt when it becomes due and result in a greater use of derivatives. Greater derivatives use could increase the variability of our comprehensive income or increase our credit exposure to our counterparties. Additionally, we may incur higher hedging costs in the event that we decide not to call our debt.
We may incur higher funding costs due to our liquidity management requirements, practices, and procedures, including FHFA minimum liquidity requirements that limit the size and the allowable investments in our other investments portfolio. Our practices and procedures may not provide us with sufficient liquidity to meet our ongoing cash obligations under all circumstances. In particular, we believe that our liquidity contingency plans may be inadequate or difficult to execute during a liquidity crisis or period of significant market turmoil. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be significantly impaired or eliminated, as our alternative sources of liquidity (e.g., cash and other investments) may not be sufficient to meet our liquidity needs. We have limited ability to use the less liquid assets in our mortgage-related investments portfolio as a significant source of liquidity (e.g., through sales or as collateral in secured borrowing transactions).
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

FREDDIE MAC | 2021 Form 10-K	137

Risk Factors

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
Pursuant to the Purchase Agreement, it is possible that we may be required to pay a dividend to Treasury in the future that would cause us to fall below our capital requirements under the ERCF. In addition, we and Treasury are required to agree to a periodic commitment fee that we will pay to Treasury for a five-year period (after we have reached prescribed capital levels) in return for Treasury's remaining funding commitment.
Reduced Demand for Debt Securities
If investor demand for our debt securities were to decrease, our liquidity, business, and results of operations could be materially adversely affected. The willingness of investors to purchase and hold our debt securities can be influenced by many factors, including changes in the world economy, changes in inflation and exchange rates, and regulatory and political factors, as well as the availability of and investor preferences for other investments. We compete for debt funding with Fannie Mae, the FHLBs, and other institutions. Our funding costs and liquidity contingency plans may also be affected by changes in the amount of, and demand for, debt issued by Treasury.
If investors were to reduce their purchases of our debt securities or divest their holdings, our funding costs could increase and our business activities could be curtailed. The market for our debt securities may become less liquid as a result of our having reached the Purchase Agreement limits on the size of our mortgage-related investments portfolio and the amount of our unsecured debt, or future reductions in those limits. This could lead to a decrease in demand for our debt securities and an increase in our funding costs.
Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business.
Our credit ratings are important to our liquidity. We currently receive ratings for our unsecured debt from three nationally recognized statistical rating organizations (S&P, Moody's, and Fitch). These ratings are primarily based on the support we receive from Treasury and therefore are affected by changes in the credit ratings of the U.S. government. Any downgrade in the credit ratings of the U.S. government would be expected to be accompanied by a downgrade in our credit ratings.
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

FREDDIE MAC | 2021 Form 10-K	138

Risk Factors

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
We continue to increase our use of a third-party cloud infrastructure platform for both customer-facing applications and internal-use applications. If we do not implement changes to this platform in a well-managed, secure, and effective manner, we may experience unplanned service disruptions or unplanned costs which may harm our business and operating results. In addition, our cloud infrastructure providers, or other service providers, could experience system breakdowns or failures, outages, downtime, cyberattacks and other security incidents, adverse changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on our business and reputation. Thus, our plans to increase the amount of our infrastructure that we outsource to the cloud or to other third parties may increase our risk exposure.
We face increased operational risk due to the magnitude and complexity of the new initiatives we are undertaking. Some of these initiatives require significant changes to our operational systems. In some cases, the changes must be implemented within a short period of time. Our legacy systems may create increased operational risk for these new initiatives.
We also face significant risks related to CSS and the operation and continued development of the CSP. We rely on CSS and the CSP (which is owned and operated by CSS) for the operation of many of our Single-Family securitization activities. Our business activities would be adversely affected and the market for Freddie Mac securities would be disrupted if the CSP were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us. As the CSP has an operational dependency on Fannie Mae to administer Freddie Mac-issued commingled securities, an operational failure at Fannie Mae could also adversely impact the ability of CSS to perform its obligations to Freddie Mac. In the event of a CSS operational failure, we may be unable to issue certain new single-family mortgage-related securities, and investors in mortgage-related securities hosted on the CSS platform may experience payment delays. Any measures we could take to mitigate these risks might not be sufficient to prevent our business from being harmed. We update our internal systems and processes on a regular basis, including to improve existing processes and respond to market and regulatory developments. We could be adversely affected if CSS and/or the CSP are unable to make any necessary corresponding changes to their systems and processes in a timely manner. CSS could adopt or prioritize strategies that could adversely affect its ability to perform its obligations to us. For example, as a result of amendments to the CSS LLC agreement required by FHFA, during conservatorship, the CSS Board Chair must be designated by FHFA, and all CSS Board decisions require the affirmative vote of the Board Chair.
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
Potential cybersecurity threats are changing rapidly and advancing in sophistication. We may not be able to protect our systems and networks, or the confidentiality of our confidential or other information (including personal information), from cyberattacks and other unauthorized access, disclosure, and disruption.
Our operations rely on the secure, accurate, and timely receipt, storage, transmission, and other processing of confidential and other information (including personal information) in our systems and networks and with counterparties, vendors, service providers, and financial institutions.
Cybersecurity risks for companies like ours have significantly increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, and other external parties, including foreign state-sponsored actors. There have been several highly publicized cases involving financial services companies, consumer-based companies, and other organizations reporting the unauthorized disclosure, dissemination, theft, or destruction of client, customer, or other confidential information (including personal information), corporate information, intellectual property, cash, or other valuable assets. There have also been several highly publicized cases where hackers have requested "ransom" payments in exchange for not disclosing customer information (including personal information) or for not making the targets' computer systems unavailable. In addition, there have been cases where hackers have misled company personnel into making unauthorized transfers of funds to the hackers' accounts.

FREDDIE MAC | 2021 Form 10-K	139

Risk Factors

Like many companies and government entities, from time to time we have been, and expect to continue to be, the target of attempted cyberattacks and other security incidents. Such incidents may include malware, ransomware, denial-of-service attacks, social engineering, unauthorized access, human error, theft or misconduct, fraud, and phishing, as part of an effort to disrupt operations, potentially test cybersecurity capabilities, or obtain confidential, proprietary, or other information (including personal information). We could also be adversely affected by cyberattacks or other security incidents that target the infrastructure of the internet, as such incidents could cause widespread unavailability of websites and degrade website performance. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature and increasing frequency, levels of persistence, sophistication, and intensity of these threats, our role in the financial services industry, the outsourcing of some of our business operations, and the current global economic and political environment. The ongoing COVID-19 pandemic also increases the risk that we may experience cybersecurity incidents as a result of our employees, vendors, service providers, and other third parties with which we interact working remotely on less secure systems and environments.
Because we are interconnected with and dependent on third-party vendors, exchanges, clearinghouses, fiscal and paying agents, and other financial institutions, we could be adversely affected if any of them is subject to a successful cyberattack or other security incident. Third parties with which we do business may also be sources of cybersecurity or other technology risks. We routinely transmit and receive confidential, proprietary, and other information (including personal information) by electronic means. This information could be subject to interception, misuse, or mishandling. Our exposure to these risks could increase as a result of our migration of core systems and applications to a third-party cloud environment. While we generally perform cybersecurity diligence on our key vendors, because we do not control third parties with whom we do business and our ability to monitor their cybersecurity posture is limited, we cannot ensure that the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws and regulations or contractual obligations, we may be held responsible for data breaches resulting from cyberattacks or other security incidents attributed to third parties with whom we do business in relation to the information we share with them.
Although we devote significant resources to protecting our critical assets and provide employee awareness training about phishing, malware, and other cybersecurity risks, these measures may not provide effective security. Our computer systems, software, end point devices, and networks may be vulnerable to cyberattacks and other security incidents, supply chain disruptions, or other attempts to harm them or misuse or steal information (including personal information). We routinely identify cybersecurity threats as well as vulnerabilities in our systems and work to address them, but these efforts may be insufficient. Outside parties may attempt to induce employees, customers, counterparties, vendors, service providers, financial institutions, or other users of our systems or networks to disclose confidential, proprietary, or other information (including personal information) in order to gain access to our systems and networks and the information they contain. Unauthorized access or disclosure, or breaches of our security, also may result from human error. We may not be able to anticipate, prevent, detect, recognize, or react to threats to our systems, networks, and assets, or implement effective preventative measures against cyberattacks or other security incidents, especially because the techniques used change frequently or are not recognized until launched.
A cyberattack or other security incident could occur and persist for an extended period of time without detection. We expect that any investigation of such an incident would take time, during which we would not necessarily know the extent of the harm or how best to remediate it. Although to date we have not experienced any such incident resulting in significant impact to the company, our cybersecurity risk management program may not prevent such an incident from having a significant impact in the future. We have obtained insurance coverage relating to cybersecurity risks, but this insurance may not be sufficient to provide adequate loss coverage (including if the insurer denies future claims) and may not continue to be available to us on economically reasonable terms, or at all. Further, we cannot ensure that any limitations of liability provisions in our agreements with vendors, customers, and other third parties with which we do business would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim in connection with a cyberattack or other security incident.
The occurrence of one or more cyberattacks or other security incidents could result in thefts of important assets (such as cash or source code) or the unauthorized disclosure, misuse, or corruption of confidential, proprietary, and other information (including personal and other information about our borrowers, our customers, or our counterparties) or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses or reputational damage, adversely affect our relationships with our customers and counterparties, negatively affect our competitive position, or otherwise harm our business. We could also face regulatory and other legal action, including for any failure to provide timely disclosure concerning, or appropriately to limit trading in our securities, following an incident. We might be required to expend significant additional resources to modify our internal controls and other protective measures or to investigate and remediate vulnerabilities or other exposures, and we might be subject to litigation and financial losses that are not fully insured. In addition, customers, counterparties, vendors, service providers, financial intermediaries, and governmental organizations may not be adequately protecting the information that we share with them. As a result, a cyberattack or other security incident on their systems and networks, or a breach of their cybersecurity measures, may result in harm to our business and business relationships.

FREDDIE MAC | 2021 Form 10-K	140

Risk Factors

We rely on third parties, or their vendors and other business partners, for certain important functions. Any failures by those third parties to deliver products or services, or to manage risks effectively, could disrupt our business operations, or expose us to other operational risks.
Our use of third parties, including vendors, service providers, sellers, and servicers, exposes us to the risk of failures in their risk and control environments. We outsource certain key functions to these external parties, including some that are critical to financial reporting, our mortgage-related investment activity, loan underwriting, loan servicing, UMBS issuance and administration (i.e., CSS), and data processing. We may enter into other key outsourcing relationships in the future and continue to expand our existing reliance on public cloud services. Additionally, we may be fully reliant on a third party to complete certain business operations (e.g., financial market utilities that provide the infrastructure for transferring, clearing, and settling payments, securities, and other financial transactions). If one or more of these key external parties were not able to perform their functions for a period of time, perform them at an acceptable service level or handle increased volumes, or if one or more of them experiences a disruption in its own business or technology from any cause, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of third parties also exposes us to other harm, such as in the event of a cyberattack or other security incident impacting our data (including personal information), fraud, or damage to our reputation if one or more of these third parties fails to maintain adequate risk and control environments. Our ability to monitor the activities or performance of certain third parties may be limited based on restricted access to and availability of risk management information for the third party, which may make it difficult for us to assess and manage the risks associated with these relationships.
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
■    When market conditions change in unforeseen ways, our model projections may not accurately reflect these conditions, or we may not fully understand the model outputs. For example, models may not fully reflect the effect of certain government policy changes or new industry trends. In such cases, it is often necessary to make assumptions and judgments to accommodate the effect of scenarios that are not sufficiently well represented in the historical data. While we may adjust our models in response to new events, considerable residual uncertainty remains. In particular, the COVID-19 pandemic has increased the degree of uncertainty concerning key inputs into our financial cash flows, such as projections of interest rates, house prices, credit defaults, negative yields, and prepayments, and we expect our models to face significant challenges in accurately forecasting these inputs.
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
Our use of models could affect decisions concerning the purchase, sale, securitization, and credit risk transfer of loans; the purchase and sale of securities; funding; the setting of guarantee fee prices; and the management of interest-rate, market, and credit risk. Our use of models also affects our quality-control sampling strategies for loans in our Single-Family mortgage portfolio and potential settlements with our counterparties. We also use models in our financial reporting process, including when measuring our allowance for credit losses and applying hedge accounting. See MD&A - Risk Management - Market Risk and Critical Accounting Estimates for more information on our use of models.
Legal and Compliance Risks
Legislative or regulatory changes or actions could adversely affect our business activities and financial results. We face risk of non-compliance with our legal and regulatory obligations.
We operate in a highly regulated industry and are subject to heightened supervision from FHFA, as our Conservator. Our compliance systems and programs may not be adequate to confirm that we are in compliance with all legal, regulatory, and other requirements. We could incur fines or other negative consequences for violations of such requirements. For example,

FREDDIE MAC | 2021 Form 10-K	141

Risk Factors

FHFA has raised concerns that we need to strengthen our compliance practices by further developing our compliance framework with respect to identifying, assessing, monitoring, testing, and reporting compliance risk. Although we are taking steps to strengthen our compliance program and address FHFA’s concerns, our efforts may not be successful. Until we satisfactorily remediate FHFA’s concerns, we may be subject to continued regulatory criticism. We also rely upon third parties and their respective compliance risk management programs, and the failure or limits of any such third-party compliance programs may expose us to legal and compliance risk.
Our business may be directly adversely affected by future legislative, regulatory, or judicial actions at the federal, state, and local levels. Such actions could affect us in a number of ways, including by imposing significant additional legal, compliance, and other costs on us, limiting our business activities, and diverting management attention or other resources. Such actions, and any required changes to our business or operations or those of third parties upon whom we rely in response thereto, could result in reduced profitability and increased compliance risk, particularly because of the identified weaknesses in our compliance program noted above. If we were not to comply with our legal and regulatory obligations, this could result in enforcement actions, investigations, fines, monetary and other penalties, and harm to our reputation.
For example, we are, or may in the future become, subject to a variety of complex and evolving laws, regulations, rules, and standards in the United States (at the federal, state and local level), as well as contractual obligations, regarding privacy and cybersecurity. Privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules, and standards being frequently adopted and potentially subject to divergent interpretation or application from state to state in a manner that may create inconsistent or conflicting requirements for businesses. The uncertainty and compliance risk created by these legislative and regulatory developments are compounded by the rapid pace of technology development in disciplines that may impact the use or security of data and, in particular the use or security of personal information, such as artificial intelligence and advancements in the field of data science. Privacy and cybersecurity laws and regulations often impose strict requirements regarding the collection, storage, handling, use, disclosure, transfer, security, and other processing of personal information, which may have adverse consequences on our business, including incurring significant compliance costs, requiring changes to our business or operations, and imposing severe penalties for non-compliance. Further, any failure or perceived failure to comply with our public privacy policies and other public statements about privacy and cybersecurity could potentially subject us to regulatory investigations, enforcement or legal actions, and harm to our reputation and, if such public policies or statements are found to be deceptive, unfair, or misrepresentative of our actual practices, we may be subject to fines, monetary or other penalties, and other damage to our business and results.
We expect the Administration will continue to implement a regulatory reform agenda that is significantly different from that of the previous one. This reform agenda could include a heightened focus on affordability, equity, sustainability, and climate. It is uncertain whether, and to what extent, potential action by Congress or the Administration will affect our regulatory compliance.
We may make certain changes to our business in an attempt to meet our housing goals, duty to serve, and equitable housing finance requirements, which may adversely affect our profitability.
We may make adjustments to our loan sourcing and purchase strategies in an effort to meet our housing goals and subgoals, including modifying some of our underwriting standards and expanding the use of targeted initiatives to reach underserved populations. For example, we may purchase loans that offer lower expected returns on our investment and potentially increase our exposure to credit losses. We may also make changes to our business in response to our duty to serve underserved markets or equitable housing finance requirements that could adversely affect our profitability.
If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could potentially adversely affect our profitability. The benchmark levels for our single-family and multifamily affordable housing goals for 2022 increased significantly compared to those for 2021. While we may achieve these housing goals by meeting or exceeding either the FHFA benchmark level or the market level, these increases to the benchmark levels may require additional changes to our business, and we may not meet these housing goals. In addition, because we did not meet one of our housing goals for 2020 and FHFA determined that achievement of that goal was feasible, FHFA required us to submit a housing plan that indicates how we plan to meet the missed goal during 2022 to 2024. We submitted our housing plan to FHFA in February 2022. If we fail to comply with this housing plan, when approved, FHFA could take additional action against us.

FREDDIE MAC | 2021 Form 10-K	142

Legal Proceedings
Legal Proceedings
We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See Note 18 for more information regarding our involvement as a party to various legal proceedings. We discuss below certain litigation against the U.S. government concerning conservatorship and the Purchase Agreement.
Over the last several years, numerous lawsuits have been filed against the U.S. government and, in some cases, the Secretary of the Treasury and the Director of FHFA. These lawsuits challenge certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. Several of the lawsuits seek to invalidate the net worth sweep dividend provisions of the senior preferred stock, which were implemented pursuant to the August 2012 amendment to the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. A number of cases have been dismissed. Cases are currently pending in the U.S. Court of Federal Claims and the U.S. District Court for the Eastern District of Pennsylvania. In addition, one such case, filed in the U.S. District Court for the Southern District of Texas, was appealed to the U.S. Court of Appeals for the Fifth Circuit and subsequently to the U.S. Supreme Court. On June 23, 2021, the Supreme Court held that the shareholders’ statutory claim is barred and found the “for cause” removal provision for the director of FHFA in HERA unconstitutional. The Supreme Court held that the August 2012 amendment to the Purchase Agreement should not be voided as a result of the constitutional violation and remanded the case to the lower courts to determine what other remedy, if any, the shareholders are entitled to receive on their constitutional claim. Another such case, filed in the U.S. District Court for the District of Minnesota, was appealed to the U.S. Court of Appeals for the Eighth Circuit. On October 6, 2021, the Eighth Circuit affirmed the dismissal of all of the plaintiffs’ claims except their claim that the “for cause” removal provision in HERA was unconstitutional. The Eighth Circuit reversed dismissal of that claim and remanded the case to the district court for consideration of the same issue that the Supreme Court remanded, i.e., what remedy, if any, the shareholders are entitled to receive on their claim. In addition, on October 1, 2021, a case was filed in the U.S. Court of Federal Claims claiming that FHFA’s placement of Freddie Mac into conservatorship violated HERA and represented an unlawful taking or illegal exaction and breached an implied regulatory contract with certain banks. Plaintiffs are also appealing a September 2020 order by the U.S. District Court for the Western District of Michigan to dismiss the case in that Court and several orders by the U.S. Court of Federal Claims dismissing certain claims filed in that Court.
Freddie Mac is not a party to any of these lawsuits. However, a number of other lawsuits have been filed against Freddie Mac concerning the August 2012 amendment to the Purchase Agreement. See Note 18 for information on the lawsuits filed against Freddie Mac. Pershing Square Capital Management, L.P. (Pershing) is a plaintiff in one of the lawsuits filed against Freddie Mac. Pershing has filed reports with the SEC, most recently in March 2014, indicating that it beneficially owned more than 5% of our common stock. We do not know Pershing's current beneficial ownership of our common stock. For more information, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
It is not possible for us to predict the outcome of these lawsuits (including the outcome of any appeal), or the actions the U.S. government (including Treasury and FHFA) might take in response to any ruling or finding in any of these lawsuits or any future lawsuits. However, it is possible that we could be adversely affected by these events, including, for example, by changes to the Purchase Agreement, or any resulting actual or perceived changes in the level of U.S. government support for our business. Pursuant to the Purchase Agreement, all currently pending material litigation related to our conservatorship and/or the Purchase Agreement must be resolved or settled and we must indemnify Treasury and the United States from and against any loss, cost, or damage of any kind arising out of our placement into conservatorship or the August 2012 amendment to the Purchase Agreement in order to (1) use up to $70 billion in proceeds from issuances of common stock to build capital or (2) exit from conservatorship.

FREDDIE MAC | 2021 Form 10-K	143

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
Holders
As of January 31, 2022, we had 1,545 common stockholders of record.
Recent Sales of Unregistered Securities
The securities we issue are "exempted securities" under the Securities Act of 1933. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under these plans to employees and members of our Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations, or other equity interests without Treasury's prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. During 2021, the deferral period lapsed on 351 RSUs, and as of December 31, 2021, no RSUs remained outstanding. At December 31, 2021, no stock options were outstanding. See Note 12 for more information.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our common or preferred stock during 2021. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury's prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the certificate of designation of the senior preferred stock.
TRANSFER AGENT AND REGISTRAR
Computershare Trust Company, N.A.
P.O. Box 505000
Louisville, KY 40233-5000
Telephone: 877-373-6374
https://www-us.computershare.com/investor

FREDDIE MAC | 2021 Form 10-K	144

Financial Statements

Financial Statements and Supplementary Data

FREDDIE MAC | 2021 Form 10-K	145

Financial Statements	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Home Loan Mortgage Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Federal Home Loan Mortgage Corporation, a stockholder-owned government sponsored enterprise, and its subsidiaries (the “Company” or “Freddie Mac”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to disclosure controls and procedures that do not provide adequate mechanisms for information known to the Federal Housing Finance Agency (FHFA) that may have financial statement disclosure ramifications to be communicated to management of Freddie Mac.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A - Controls and Procedures. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principle
As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.
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

FREDDIE MAC | 2021 Form 10-K	146

Financial Statements	Report of Independent Registered Public Accounting Firm

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
Allowance for Credit Losses for Single-Family Mortgage Loans Held-for-Investment - Probability of Default
As described in Note 6 to the consolidated financial statements, the Company’s allowance for credit losses for single-family mortgage loans held-for-investment was $4.9 billion as of December 31, 2021. Management estimates the allowance for credit losses for single-family loans on a pooled basis using a discounted cash flow model. Management projects cash flows they expect to collect using historical experience, such as historical default rates and severity of loss based on loan characteristics, adjusted for current and future economic forecasts. As disclosed by management, the process involves the use of models that require management to make judgments about matters that are difficult to predict, the most significant of which are the probability of default and severity of expected credit losses.
The principal considerations for our determination that performing procedures relating to the allowance for credit losses for single-family mortgage loans held-for-investment specific to the probability of default is a critical audit matter are (i) the significant judgment by management when determining the probability of default, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the allowance for credit losses for single-family mortgage loans held-for-investment, including controls over the model, data, and judgments specific to the probability of default. These procedures also included, among others, (i) testing management’s process for determining the allowance for credit losses for single-family loans held-for investment specific to the probability of default, and (ii) testing the completeness, accuracy, reliability and relevance of the data used by management. These procedures also included the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s model and evaluating the reasonableness of the probability of default.
/s/ PricewaterhouseCoopers LLP
Washington, DC
February 10, 2022
We have served as the Company's auditor since 2002.

FREDDIE MAC | 2021 Form 10-K	147

Financial Statements	Consolidated Statements of Comprehensive Income
FREDDIE MAC
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions, except share-related amounts)	2021	2020	2019
Net interest income
Interest income	$61,527	$62,340	$72,895
Interest expense	(43,947)	(49,569)	(61,047)
Net interest income	17,580	12,771	11,848

Non-interest income (loss)
Guarantee income	1,032	1,442	1,089
Investment gains (losses), net	2,746	1,813	818
Other income (loss)	593	633	323
Non-interest income (loss)	4,371	3,888	2,230
Net revenues	21,951	16,659	14,078

Benefit (provision) for credit losses	1,041	(1,452)	746

Non-interest expense
Salaries and employee benefits	(1,398)	(1,344)	(1,434)
Other administrative expense	(1,253)	(1,191)	(1,130)
Total administrative expense	(2,651)	(2,535)	(2,564)
Credit enhancement expense	(1,518)	(1,058)	(749)
Benefit for (decrease in) credit enhancement recoveries	(542)	323	41
REO operations income (expense)	(12)	(149)	(229)
Legislated 10 basis point fee expense	(2,342)	(1,836)	(1,617)
Other expense	(728)	(723)	(657)
Non-interest expense	(7,793)	(5,978)	(5,775)

Income (loss) before income tax (expense) benefit	15,199	9,229	9,049
Income tax (expense) benefit	(3,090)	(1,903)	(1,835)
Net income (loss)	12,109	7,326	7,214
Other comprehensive income (loss), net of taxes and reclassification adjustments	(489)	205	573
Comprehensive income (loss)	$11,620	$7,531	$7,787

Net income (loss)	$12,109	$7,326	$7,214
Future increase in senior preferred stock liquidation preference	(11,620)	(7,291)	(7,787)
Net income (loss) attributable to common stockholders	$489	$35	($573)
Net income (loss) per common share	$0.15	$0.01	($0.18)
Weighted average common shares outstanding (in millions)	3,234	3,234	3,234
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2021 Form 10-K	148

Financial Statements	Consolidated Balance Sheets
FREDDIE MAC
Consolidated Balance Sheets

	December 31,
(In millions, except share-related amounts)	2021	2020
Assets
Cash and cash equivalents (includes $1,695 and $17,379 of restricted cash and cash equivalents)	$10,150	$23,889
Securities purchased under agreements to resell	71,203	105,003
Investment securities, at fair value	53,015	59,825
Mortgage loans held-for-sale (includes $10,498 and $14,199 at fair value)	19,778	33,652
Mortgage loans held-for-investment (net of allowance for credit losses of $4,947 and $5,732)	2,828,331	2,350,236
Accrued interest receivable	7,474	7,754
Deferred tax assets, net	6,214	6,557
Other assets (includes $6,594 and $6,980 at fair value)	29,421	40,499
Total assets	$3,025,586	$2,627,415
Liabilities and equity
Liabilities
Accrued interest payable	$6,268	$6,210
Debt (includes $2,478 and $2,592 at fair value)	2,980,185	2,592,546
Other liabilities (includes $287 and $958 at fair value)	11,100	12,246
Total liabilities	2,997,553	2,611,002
Commitments and contingencies (Notes 5, 9, 18)
Equity
Senior preferred stock (liquidation preference of $97,959 and $86,539)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares and 650,059,292 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(54,993)	(67,102)
AOCI, net of taxes, related to:
Available-for-sale securities	297	810
Other	(143)	(167)
AOCI, net of taxes	154	643
Treasury stock, at cost, 75,804,333 shares and 75,804,594 shares	(3,885)	(3,885)
Total equity	28,033	16,413
Total liabilities and equity	$3,025,586	$2,627,415
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

	December 31,
(In millions)	2021	2020
Consolidated Balance Sheet Line Item
Assets:
Mortgage loans held-for-investment	$2,784,626	$2,273,347
All other assets	54,300	83,982
Total assets of consolidated VIEs	$2,838,926	$2,357,329
Liabilities:
Debt	$2,803,054	$2,308,176
All other liabilities	5,823	5,610
Total liabilities of consolidated VIEs	$2,808,877	$2,313,786
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2021 Form 10-K	149

Financial Statements	Consolidated Statements of Equity
FREDDIE MAC
Consolidated Statements of Equity

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2018	1	464	650	$72,648	$14,109	$—	$—	($78,260)	($135)	($3,885)	$4,477
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	7,214	—	—	7,214
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $177 million)	—	—	—	—	—	—	—	—	668	—	668
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $35 million)	—	—	—	—	—	—	—	—	(133)	—	(133)
Other (net of taxes of $10 million)	—	—	—	—	—	—	—	—	38	—	38
Comprehensive income (loss)	—	—	—	—	—	—	—	7,214	573	—	7,787
Senior preferred stock dividends paid	—	—	—	—	—	—	—	(3,142)	—	—	(3,142)
Ending balance at December 31, 2019	1	464	650	$72,648	$14,109	$—	$—	($74,188)	$438	($3,885)	$9,122

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	7,326	—	—	7,326
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $133 million)	—	—	—	—	—	—	—	—	502	—	502
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $83 million)	—	—	—	—	—	—	—	—	(310)	—	(310)
Other (net of taxes of $6 million)	—	—	—	—	—	—	—	—	13	—	13
Comprehensive income (loss)	—	—	—	—	—	—	—	7,326	205	—	7,531
Cumulative effect from adoption of CECL	—	—	—	—	—	—	—	(240)	—	—	(240)
Ending balance at December 31, 2020	1	464	650	$72,648	$14,109	$—	$—	($67,102)	$643	($3,885)	$16,413

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	12,109	—	—	12,109
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $36 million)	—	—	—	—	—	—	—	—	(134)	—	(134)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $101 million)	—	—	—	—	—	—	—	—	(379)	—	(379)
Other (net of taxes of $4 million)	—	—	—	—	—	—	—	—	24	—	24
Comprehensive income (loss)	—	—	—	—	—	—	—	12,109	(489)	—	11,620
Ending balance at December 31, 2021	1	464	650	$72,648	$14,109	$0	$0	($54,993)	$154	($3,885)	$28,033
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2021 Form 10-K	150

Financial Statements	Consolidated Statements of Cash Flows

FREDDIE MAC
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$12,109	$7,326	$7,214
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	(1,922)	214	(466)
(Benefit) provision for credit losses	(1,041)	1,452	(746)
Investment (gains) losses, net	(4,312)	(3,390)	(1,100)
(Benefit for) decrease in credit enhancement recoveries	557	(289)	(2)
Hedge accounting earnings mismatch	147	(162)	(288)
Deferred income tax expense (benefit)	473	(590)	817
Purchases of mortgage loans acquired as held-for-sale	(59,270)	(69,908)	(65,516)
Proceeds from sales of mortgage loans acquired as held-for-sale	69,891	68,065	71,557
Proceeds from repayments of mortgage loans acquired as held-for-sale	390	116	517
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(340)	(232)	(282)
Change in accrued interest receivable	396	(1,046)	(120)
Change in interest payable	57	(238)	177
Change in income taxes receivable	(586)	845	712
Other, net	(196)	(1,256)	(277)
Net cash provided by (used in) operating activities	16,353	907	12,197
Cash flows from investing activities
Purchases of investment securities	(124,710)	(159,202)	(111,136)
Proceeds from sales of investment securities	154,352	175,422	97,274
Proceeds from maturities and repayments of investment securities	7,701	31,504	18,786
Purchases of mortgage loans acquired as held-for-investment	(542,222)	(695,645)	(228,628)
Proceeds from sales of mortgage loans acquired as held-for-investment	9,255	11,657	15,218
Proceeds from repayments of mortgage loans acquired as held-for-investment	757,186	744,571	348,387
Advances under secured lending arrangements	(264,790)	(144,828)	(54,176)
Repayments of secured lending arrangements	501	1,515	1,275
Net proceeds from dispositions of real estate owned and other recoveries	244	670	1,150
Net (increase) decrease in securities purchased under agreements to resell	26,467	(39,143)	(31,343)
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	1,070	(9,185)	(8,163)
Other, net	(804)	(691)	(492)
Net cash provided by (used in) investing activities	24,250	(83,355)	48,152
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	825,632	811,707	264,373
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(782,545)	(713,382)	(351,099)
Proceeds from issuance of debt of Freddie Mac	23,153	465,260	554,812
Repayments of debt of Freddie Mac	(127,911)	(452,548)	(531,103)
Net increase (decrease) in securities sold under agreements to repurchase	7,333	(9,843)	3,856
Payment of cash dividends on senior preferred stock	—	—	(3,142)
Other, net	(4)	(46)	(130)
Net cash provided by (used in) financing activities	(54,342)	101,148	(62,433)
Net (decrease) increase in cash and cash equivalents (includes restricted cash and cash equivalents)	(13,739)	18,700	(2,084)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	23,889	5,189	7,273
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$10,150	$23,889	$5,189

Supplemental cash flow information
Cash paid for:
Debt interest	$69,093	$70,073	$70,918
Income taxes	3,204	1,690	306
Non-cash investing and financing activities (Notes 4, 7, and 8)
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2021 Form 10-K	151

Financial Statements	Notes to the Consolidated Financial Statements | Note 1
Notes to Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970, with a mission to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2. Throughout our consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary.
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
During 2021, our chief operating decision maker began making decisions about allocating resources and assessing segment performance based on two reportable segments, Single-Family and Multifamily. See Note 15 for additional information on the change in our segment reporting presentation.
Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Management has made significant estimates to report the allowance for credit losses on single-family mortgage loans. Actual results could be different from these estimates.
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
Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by, or distributions to, stockholders. We define comprehensive income as consisting of net income (loss) plus other comprehensive income (loss), which primarily consists of unrealized gains and losses on available-for-sale securities.

FREDDIE MAC | 2021 Form 10-K	152

Financial Statements	Notes to the Consolidated Financial Statements | Note 1
Other Significant Accounting Policies

The table below identifies our other significant accounting policies and the related note in which information about them can be found.

Note	Accounting Policy
Note 3	Securitization Activities and Consolidation
Note 4	Mortgage Loans
Note 5	Guarantees and Other Off-Balance Sheet Credit Exposures
Note 6	Allowance for Credit Losses
Note 7	Investment Securities
Note 8	Debt
Note 9	Derivatives
Note 10	Collateralized Agreements and Offsetting Arrangements
Note 12	Stockholders' Equity
Note 12	Earnings Per Share
Note 14	Income Taxes
Note 15	Segment Reporting
Note 17	Fair Value Disclosures

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
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
	The amendments in this Update require issuers to account for modifications or exchanges of freestanding equity-classified written call options based on the reason for the modification or exchange, to issue equity, to issue or modify debt, or for other reasons.	January 1, 2022	The adoption of these amendments will not have a material effect on our consolidated financial statements.

FREDDIE MAC | 2021 Form 10-K	153

Financial Statements	Notes to the Consolidated Financial Statements | Note 2
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
Our current business objectives reflect direction we have received from the Conservator (including the Conservatorship Scorecards). At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our mission and other non-financial objectives but may not contribute to our profitability. Certain of these objectives are intended to help homeowners and the mortgage market and may help to mitigate future credit losses. Some of these initiatives affect our near- and long-term financial results. Given our mission and the important role the Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions, we may be required to take actions that could have a negative impact on our business, operating results, or financial condition.
Under the Purchase Agreement, we cannot return capital to stockholders other than Treasury, the holder of our senior preferred stock. Our future is uncertain, and the conservatorship has no specified termination date. We do not know what changes may occur to our business model during or following conservatorship, including whether we will continue to exist. Our Conservator has not made us aware of any plans to make any significant changes that would affect our ability to continue as a going concern. Our future structure and role will be determined by the Administration, Congress, and FHFA. It is possible, and perhaps likely, that there will be significant changes to our business beyond the near term.
Purchase Agreement and Warrant

Overview
On September 7, 2008, we, through FHFA, in its capacity as Conservator, entered into the Purchase Agreement with Treasury. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, August 17, 2012, December 21, 2017, September 27, 2019, January 14, 2021, and September 14, 2021. The amount of available funding remaining under the Purchase Agreement was $140.2 billion as of December 31, 2021. This amount will be reduced by any future draws.
The Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us after any quarter in which we have a negative net worth (that is, our total liabilities exceed our total assets, as reflected on our consolidated balance sheets). In addition, the Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us if the Conservator determines, at any time, that it will be mandated by law to appoint a receiver for us unless we receive these funds from Treasury. In exchange for Treasury's funding commitment, we issued to Treasury, as an aggregate initial commitment fee, one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock, and a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the warrant. We received no cash proceeds or other consideration from Treasury for issuing the senior preferred stock or the warrant. The amount of any draw will be added to the aggregate liquidation preference of the senior preferred stock. Deficits in our net worth have made it necessary for us to make substantial draws on Treasury's funding commitment under the Purchase Agreement. Pursuant to the December 2017 Letter Agreement, the liquidation preference of the senior preferred stock increased by $3.0 billion on December 31, 2017. Pursuant to the September 2019 Letter Agreement and January 2021 Letter Agreement, increases in the Net Worth Amount, if any, during the immediately prior fiscal quarter have been, or will be, added to the liquidation preference of the senior preferred stock at the

FREDDIE MAC | 2021 Form 10-K	154

Financial Statements	Notes to the Consolidated Financial Statements | Note 2
end of each fiscal quarter, from September 30, 2019 through the Capital Reserve End Date. As a result, the liquidation preference of the senior preferred stock increased from $95.0 billion on September 30, 2021 to $98.0 billion on December 31, 2021 based on the $2.9 billion increase in our Net Worth Amount during 3Q 2021 and will increase to $100.7 billion on March 31, 2022 based on the $2.7 billion increase in our Net Worth Amount during 4Q 2021. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited, and we will not be able to do so for the foreseeable future, if at all. In addition to increases based on quarterly increases in our Net Worth Amount, as discussed above, the liquidation preference will increase if we receive additional draws under the Purchase Agreement or if any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash.
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
We have had a net worth sweep dividend requirement to Treasury on the senior preferred stock since the first quarter of 2013, which was implemented pursuant to the August 2012 amendment to the Purchase Agreement. Our cash dividend requirement for each quarter from January 1, 2013 until the Capital Reserve End Date is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury's commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. The applicable Capital Reserve Amount is currently the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. This Capital Reserve Amount will remain in effect until the last day of the second consecutive fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result, we will not be required to pay a dividend on the senior preferred stock to Treasury until we have built sufficient capital to meet the capital requirements and buffers set forth in the ERCF. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero.
After the Capital Reserve End Date, we will be subject to a new periodic cash dividend requirement. Our quarterly senior preferred stock dividend requirement will be an amount equal to the lesser of (1) 10% per annum on the then-current liquidation preference of the senior preferred stock and (2) a quarterly amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period after the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we shall have paid in cash full cumulative dividends, the dividend amount will be 12% per annum on the then-current liquidation preference of the senior preferred stock. The amounts payable for dividends on the senior preferred stock could be substantial and will have an adverse impact on our financial position and net worth. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock.
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
The Purchase Agreement has an indefinite term and can terminate only in limited circumstances, which do not include the end of the conservatorship. The Purchase Agreement therefore could continue after the conservatorship ends. However, Treasury's consent is required for a termination of conservatorship other than in connection with receivership or under the limited circumstances specified in the Purchase Agreement involving maintenance of certain capital and resolution of currently pending material litigation related to our conservatorship and the Purchase Agreement. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028.

FREDDIE MAC | 2021 Form 10-K	155

Financial Statements	Notes to the Consolidated Financial Statements | Note 2
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
■    Sell or issue any Freddie Mac equity securities (other than the senior preferred stock, warrant, and common stock issuable upon exercise of the warrant and certain issuance(s) of common stock after the occurrence of both Treasury's exercise in full of its warrant to acquire 79.9% of our common stock and resolution of currently pending material litigation relating to our conservatorship and the Purchase Agreement);
■    Terminate the conservatorship (other than in connection with a receivership or under limited circumstances involving maintenance of certain capital levels and resolution of currently pending material litigation related to our conservatorship and the Purchase Agreement);
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
In addition, the Purchase Agreement requires us to comply with the ERCF as published in December 2020, disregarding any subsequent amendment or other modification to that rule.
The Purchase Agreement also required us to reduce the UPB of the mortgage assets in our mortgage-related investments portfolio to a limit of $250 billion at December 31, 2018. The Purchase Agreement cap on our mortgage-related investments portfolio will be lowered to $225 billion on December 31, 2022. Since January 2021, the calculation of mortgage assets subject to the Purchase Agreement cap also includes 10% of the notional value of interest-only securities.
Under the Purchase Agreement, we also may not, without the prior written consent of Treasury, incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement is currently $300 billion and will decrease to $270 billion on January 1, 2023 as a result of the decrease in the mortgage assets limit under the Purchase Agreement to $225 billion on December 31, 2022. The mortgage asset and indebtedness limitations are determined without giving effect to the changes to the accounting guidance for transfers of financial assets and consolidation of VIEs, under which we consolidated certain VIEs in our consolidated financial statements as of January 1, 2010.
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
The Purchase Agreement also restricts our secondary market activities and single-family and multifamily loan acquisitions:
■    Secondary Market Activities - We cannot vary the pricing or any other term of the acquisition of a single-family loan based on the size, charter type, or volume of business of the seller of the loan and are required to:

FREDDIE MAC | 2021 Form 10-K	156

Financial Statements	Notes to the Consolidated Financial Statements | Note 2
●    Offer to purchase loans for cash consideration and operate this cash window with non-discriminatory pricing;
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
●    Subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we are required to implement by July 1, 2021 a program reasonably designed to ensure that each single-family mortgage is:
–A qualified mortgage;
–Expressly exempt from the CFPB’s ability-to-repay requirements;
–Secured by an investment property, subject to the related Purchase Agreement restriction described below, which has been suspended;
–A refinancing with streamlined underwriting for high LTV ratios;
–A loan with temporary underwriting flexibilities due to exigent circumstances, as determined in consultation with FHFA; or
–Secured by manufactured housing.
In September 2021, the Purchase Agreement requirements related to the $1.5 billion limit on our cash window volumes and requirements related to our multifamily loan purchase activity, acquisitions of single-family loans with certain LTV, DTI, and credit score characteristics at origination, and acquisitions of single-family loans secured by second homes or investment properties were suspended. Each such suspension shall terminate on the later of September 14, 2022 and six months after Treasury notifies us.
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
■    The funding by Treasury of the maximum amount of the commitment under the Purchase Agreement.

FREDDIE MAC | 2021 Form 10-K	157

Financial Statements	Notes to the Consolidated Financial Statements | Note 2
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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

In February 2019, FHFA directed us to maintain the mortgage-related investments portfolio at or below $225 billion at all times. We began including 10% of the notional value of certain interest-only securities owned by Freddie Mac in the calculation of this portfolio for purposes of the FHFA cap during 1Q 2020 as instructed by FHFA in November 2019.
The size of this portfolio for purposes of the FHFA and Purchase Agreement caps was $123.5 billion at December 31, 2021, including $12.5 billion representing 10% of the notional amount of the interest-only securities we held as of December 31, 2021. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations imposed by the Purchase Agreement and FHFA.
With respect to the composition of our mortgage-related investments portfolio, FHFA has instructed us to: (1) reduce the amount of agency MBS we hold to no more than $50 billion by June 30, 2021 and no more than $20 billion by June 30, 2022, with all dollar caps to be based on UPB; and (2) reduce the UPB of our existing portfolio of collateralized mortgage obligations (CMOs), which are also sometimes referred to as REMICs, to zero by June 30, 2021. We will have a holding period limit to sell any new CMO tranches created but not sold at issuance. CMOs do not include tranches initially retained from reperforming loans senior subordinate securitization structures.
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
At December 31, 2021, our assets exceeded our liabilities under GAAP. As a result, FHFA will not submit a draw request from Treasury on our behalf. Based on our Net Worth Amount at December 31, 2021 and the applicable Capital Reserve Amount, we will not have a dividend requirement to Treasury in March 2022. Since conservatorship began through December 31, 2021, we have paid cash dividends of $119.7 billion to Treasury at the direction of the Conservator.
See Note 8 and Note 12 for more information on the conservatorship and the Purchase Agreement.

FREDDIE MAC | 2021 Form 10-K	158

Financial Statements	Notes to the Consolidated Financial Statements | Note 2
Related Parties as a Result of Conservatorship

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. During the years ended December 31, 2021, 2020, and 2019, no transactions outside of normal business activities have occurred between us and the U.S. government (or any of its related parties), except for the following:
■    The transactions with Treasury discussed above in Purchase Agreement and Warrant and Government Support for Our Business;
■    The transactions entered into whereby we and Fannie Mae, in conjunction with Treasury, provided assistance to state and local HFAs. Treasury will reimburse Freddie Mac for initial guarantee losses on these transactions;
■    The transactions discussed in Note 4 and Note 12;
■    The allocation or transfer of 4.2 basis points of each dollar of new business purchases to certain housing funds as required under the GSE Act; and
■    The legislated 10 basis point fee on single-family loans that is remitted to Treasury as required by law.
In addition, we are deemed a related party with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business in conservatorship.
In October 2013, FHFA announced the formation of CSS. CSS is a limited liability company equally-owned by Freddie Mac and Fannie Mae, and CSS is also deemed a related party. In connection with the formation of CSS, we entered into a limited liability company (LLC) agreement with Fannie Mae. Additionally, we and Fannie Mae each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS, including an updated customer services agreement with Fannie Mae and CSS in May 2019. In June 2019, we entered into an agreement with Fannie Mae regarding the commingling of certain of our mortgage securities and related indemnification obligations. During the year ended December 31, 2021, we contributed $76 million of capital to CSS, and we have contributed $734 million since the fourth quarter of 2014. The carrying value of our investment in CSS was $8 million and $16 million as of December 31, 2021 and December 31, 2020, respectively, and was included in other assets on our consolidated balance sheets.
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
Under the revised CSS LLC agreement, the CSS Board will continue to include two Freddie Mac and two Fannie Mae representatives, and it will also include two additional members: the Chief Executive Officer of CSS and an independent, non-Executive Chair. During conservatorship, the CSS Board Chair shall be designated by FHFA, and all CSS Board decisions will require the affirmative vote of the Board Chair. During conservatorship, FHFA also may appoint up to three additional independent members to the CSS Board, who along with the Board Chair and the Chief Executive Officer of CSS may continue to serve on the CSS Board after conservatorship. FHFA appointed a CSS Board member to serve as Chair in January 2020, and FHFA subsequently appointed three additional CSS Board members, one in June 2020 and two in January 2021. In October 2021, FHFA announced that it had named a new interim CSS Board Chair and that the independent members FHFA previously appointed had left the CSS Board. If FHFA were to appoint three additional independent members to the CSS Board, the CSS Board members we and Fannie Mae appoint could be outvoted by non-GSE designated Board members on any matter during conservatorship and on a number of significant matters, including approval of the annual budget and strategic plan for CSS, if either we or Fannie Mae exits from conservatorship. Certain material post-conservatorship decisions, however, would require approval of at least one Board member designated by us and one designated by Fannie Mae, including those decisions involving a material change in CSS’s functionality, such as the addition of a new business line or reduction in CSS’s support of the UMBS, capital contributions beyond those necessary to support CSS’s ordinary business operations, appointment or removal of the Chief Executive Officer of CSS, and admission of new members.

FREDDIE MAC | 2021 Form 10-K	159

Financial Statements	Notes to the Consolidated Financial Statements | Note 3
NOTE 3
Securitization Activities and Consolidation
Our primary business activities in our Single-Family and Multifamily segments involve the securitization of loans or other mortgage-related assets using trusts that are VIEs. These trusts issue beneficial interests in the loans or other mortgage-related assets that they own. We guarantee the principal and interest payments on some or all of the issued beneficial interests in substantially all of our securitization transactions. See Note 5 for additional information on our guarantee activities. We also use trusts that are VIEs in certain credit risk transfer products.
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
We do not believe the maximum exposure to loss from our involvement with VIEs for which we are not the primary beneficiary discussed below is representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements. Certain of our interest-rate risk-related guarantees to VIEs for which we are not the primary beneficiary may create exposure to loss that is unlimited. We account for these interest-rate risk-related guarantees at fair value as discussed further in Note 5 and generally reduce our exposure to these guarantees with unlimited interest rate exposure through separate derivative contracts with third parties. See Note 9 for additional information on derivatives.
Securitization Activities

Single-Family
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
The economic performance of these trusts is most significantly affected by the performance of the underlying loans. Our rights as administrator and guarantor provide us with the power to direct the activities that most significantly affect the performance of the underlying loans. We also have the obligation to absorb losses of these trusts that could potentially be significant through our guarantee of principal and interest payments. Accordingly, we concluded that we are the primary beneficiary of and therefore consolidate these trusts.
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
At December 31, 2021 and December 31, 2020, we were the primary beneficiary of, and therefore consolidated, Level 1 securitization trusts with assets totaling $2.7 trillion and $2.3 trillion, respectively. During 2021 and 2020, we issued approximately $1.2 trillion and $1.1 trillion, respectively, of Level 1 Securitization Products. Our exposure for guarantees to

FREDDIE MAC | 2021 Form 10-K	160

Financial Statements	Notes to the Consolidated Financial Statements | Note 3
consolidated securitization trusts is generally equal to the UPB of the loans recorded on our consolidated balance sheets.
Resecuritization Products
We create resecuritization products primarily by using Level 1 Securitization Products, our previously issued resecuritization products, or similar TBA-eligible products issued and guaranteed by Fannie Mae as the underlying collateral. In a typical resecuritization transaction, previously issued Level 1 Securitization Products or resecuritization products are transferred to a resecuritization trust that issues beneficial interests in the underlying collateral. We establish parameters that define eligibility standards for assets that may be used as collateral for each of our resecuritization programs. Resecuritization products can then be created based on the parameters that we have established. Similar to our Level 1 Securitization Products, we guarantee the full payment of principal and interest to the investors in our resecuritization products.
The main types of resecuritization products we create are single-class resecuritization products (Supers, Giant MBS, and Giant PCs) and multiclass resecuritization products (REMICs and Strips).
■    Single-class resecuritization products - These securities are direct pass-throughs of the cash flows of the underlying collateral, which may be previously issued Level 1 Securitization Products, single-class resecuritization products, or similar TBA-eligible products issued and guaranteed by Fannie Mae. We do not consolidate these securities as their resecuritization does not result in any new or incremental risk to the holders of the securities issued by the resecuritization trust and because we are not exposed to any incremental rights to receive benefits or obligations to absorb losses that could be significant to the resecuritization trust.
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
■    Multiclass resecuritization products - These securities are multiclass resecuritizations of the cash flows of the underlying collateral, which may be previously issued Level 1 Securitization Products, single-class resecuritization products, multiclass resecuritization products, or similar TBA-eligible products issued and guaranteed by Fannie Mae. The activity that most significantly impacts the economic performance of our multiclass resecuritization trusts is typically the initial design and structuring of the trust. Substantially all multiclass resecuritization trusts are created as part of customer-driven transactions in which an investor or dealer participates in the decisions made during the design and establishment of the trust. As a result, we do not have the unilateral ability to direct the activities of our multiclass resecuritization trusts that most significantly impact the economic performance of those trusts. In addition, unless we retain a portion of the issued multiclass resecuritization products, we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts because we have already provided a guarantee on the underlying assets. As a result, we have concluded that we are not the primary beneficiary of our multiclass resecuritization trusts and, therefore, do not consolidate those trusts.
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
With the exception of commingled securities, our investments in and guarantees of securities issued by resecuritization trusts do not create any incremental exposure to loss because we already guarantee the underlying collateral. As a result, we do not receive any incremental guarantee fees in exchange for our guarantee, and, accordingly, we do not recognize any additional guarantee assets, guarantee obligations or reserves for guarantee losses related to resecuritization trusts. In a typical multiclass resecuritization, we receive a one-time transaction fee which represents compensation for both the structuring and creation of the securities and for our ongoing administrative responsibilities to service the securities. We recognize the portion of the transaction fee related to creation of the securities immediately in earnings. We defer the portion of the fee related to ongoing administrative responsibilities and amortize it over the life of the associated trust.
When we issue commingled resecuritization products, our guarantee of the Fannie Mae securities used as collateral creates incremental exposure to loss because our guarantee covers timely payment of principal and interest on such products from underlying Fannie Mae securities. If Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, we would be responsible for making the payment. However, we view the likelihood of being required to perform on our guarantee of Fannie Mae securities as remote due to Fannie Mae’s status as a GSE and the funding commitment available to it through its senior preferred stock purchase agreement with Treasury, and we do not charge an incremental guarantee fee to commingle Fannie Mae collateral in resecuritization transactions. The UPB of Fannie Mae securities underlying commingled

FREDDIE MAC | 2021 Form 10-K	161

Financial Statements	Notes to the Consolidated Financial Statements | Note 3
Freddie Mac resecuritization trusts for which we are not the primary beneficiary totaled $110.8 billion and $85.3 billion as of December 31, 2021 and December 31, 2020, respectively. See Note 5 for additional information on our guarantee of Fannie Mae securities.
Other Securitization Products
We do not consolidate our Single-Family senior subordinate securitization structures backed by seasoned loans because we do not have the ability to direct the loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE. When we sell loans in this type of transaction, we derecognize the transferred loans and account for our guarantee to the nonconsolidated VIE. We account for our investments in the beneficial interests issued by the nonconsolidated VIE, if any, as investments in debt securities. During 2021 and 2020, we issued approximately $4.0 billion and $7.0 billion, respectively, of guaranteed securities in these securitization structures. The maximum exposure to loss for our Single-Family senior subordinate securitization structures for which we are not the primary beneficiary totaled $26.5 billion and $28.1 billion at December 31, 2021 and December 31, 2020, respectively, and represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $32.3 billion and $33.7 billion at December 31, 2021 and December 31, 2020, respectively.
We are the primary beneficiary of and, therefore, consolidate the trusts used to issue other types of our Single-Family other securitization products when we have the ability to direct the activities that most significantly affect the economic performance of the trusts and we have the obligation to absorb credit losses through our guarantee of some or all of the issued securities. As a result, we consolidated trusts used to issue these products with underlying assets totaling $6.1 billion and $11.2 billion at December 31, 2021 and December 31, 2020, respectively. We do not consolidate the trusts used to issue other types of our Single-Family other securitization products that do not meet these conditions. The maximum exposure to loss for these Single-Family securitizations for which we are not the primary beneficiary totaled $1.5 billion and $1.7 billion at December 31, 2021 and December 31, 2020, respectively. The total assets of these nonconsolidated VIEs, excluding certain nonfinancial assets held by the VIEs, totaled $1.3 billion and $1.8 billion at December 31, 2021 and December 31, 2020, respectively.
Multifamily
K Certificates
In a K Certificate transaction, we sell multifamily loans to a non-Freddie Mac trust that issues senior, mezzanine, and subordinate securities, and simultaneously purchase and place the senior securities into a Freddie Mac trust that issues guaranteed K Certificates. In these transactions, we guarantee the senior securities issued by the non-Freddie Mac trust but do not issue or guarantee the mezzanine or subordinate securities. We receive a guarantee fee in exchange for our guarantee. In certain of our K Certificate securitizations, we may also serve as master servicer. However, in contrast to most single-family transactions, the rights to direct loss mitigation activities of the underlying loans and to purchase delinquent loans from the securitization trust are generally held by the investor in the most subordinate remaining securities issued by the non-Freddie Mac trust, and therefore we do not have any power to direct those activities unless we are the investor in the most subordinate remaining securities. We do not typically invest in the subordinate securities issued in our K Certificate transactions.
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
During 2021 and 2020, we issued approximately $58.9 billion and $55.6 billion, respectively, of K Certificates. The maximum exposure to loss for our K Certificate securitizations for which we are not the primary beneficiary totaled $281.9 billion and $253.0 billion at December 31, 2021 and December 31, 2020, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $321.1 billion and $291.3 billion at December 31, 2021 and December 31, 2020, respectively.
SB Certificates
In a SB Certificate transaction, we securitize multifamily small balance loans using a non-Freddie Mac SB Certificate trust that issues senior classes of securities that we guarantee, as well as subordinated classes of securities that we do not guarantee. Similar to our K Certificate transactions, we are not the primary beneficiary of and, therefore, do not consolidate our SB Certificate trusts, as we do not have the ability to direct loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE.
In a typical SB Certificate transaction, we sell loans to a SB Certificate trust, derecognize the transferred loans and account for our guarantee to the nonconsolidated SB Certificate trust. We account for our investments in the beneficial interests issued by nonconsolidated SB Certificate trusts as investments in debt securities.
During 2021 and 2020, we issued approximately $4.5 billion and $4.4 billion, respectively, of SB Certificates. The maximum

FREDDIE MAC | 2021 Form 10-K	162

Financial Statements	Notes to the Consolidated Financial Statements | Note 3
exposure to loss for our SB Certificate securitizations for which we are not the primary beneficiary totaled $22.4 billion and $21.5 billion at December 31, 2021 and December 31, 2020, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $24.9 billion and $23.9 billion at December 31, 2021 and December 31, 2020, respectively.
WI K-Deal Certificates
In a WI K-Deal Certificate transaction, we forward sell a K Certificate security that will be issued in the future to a WI K-Deal trust at a fixed price, thereby reducing our exposure to future changes in interest rates and K Certificate benchmark spreads. The WI K-Deal trust simultaneously issues guaranteed securities (WI Certificates).
The economic performance of our WI K-Deal trusts is most significantly affected by the performance of the underlying assets. We manage the underlying assets of the trust prior to the delivery of the K Certificate and determine which K Certificate will be delivered into the trust. Therefore, we have the power to direct the activities that are most significant to the WI K-Deal trust. We also initially have economic exposure to the variability of the trust through our guarantee of the issued WI Certificates. As a result, we are the primary beneficiary of and, therefore, initially consolidate the trusts used to issue WI Certificates.
We began issuing WI K-Deal Certificates in 2021 and issued approximately $2.0 billion of WI Certificates and initially consolidated the trusts. Upon delivering the K Certificate into the trust, we no longer have a variable interest and therefore deconsolidate the WI K-Deal trust. As of December 31, 2021, we continued to consolidate WI K-Deal trusts with underlying assets totaling $0.9 billion.
Other Securitization Products
We are the primary beneficiary of and, therefore, consolidate the trusts used to issue certain of our other securitization products because we have the ability to direct the activities that most significantly affect the economic performance of the trusts and we have the obligation to absorb credit losses through our guarantee of some or all of the issued securities. As a result, we consolidated trusts used in these other securitization products with underlying assets totaling $19.3 billion and $14.3 billion at December 31, 2021 and December 31, 2020, respectively. During 2021 and 2020, we issued approximately $7.0 billion and $6.0 billion, respectively, of other securitization products that we consolidated.
We do not consolidate the trusts used to issue our other securitization products when we do not meet the above conditions. For those products, we account for our guarantee to the nonconsolidated VIE. During 2021 and 2020, we issued approximately $2.4 billion and $3.1 billion of these securities, respectively. The maximum exposure to loss for our other securitization products for which we are not the primary beneficiary totaled $14.8 billion and $14.9 billion at December 31, 2021 and December 31, 2020, respectively, and primarily represents the UPB of the beneficial interests that we have guaranteed. The total assets of these nonconsolidated VIEs totaled $16.7 billion and $16.9 billion at December 31, 2021 and December 31, 2020, respectively.
CRT Activities

In our CRT Trust note transactions, which include both STACR Trust notes and SCR Trust notes, a trust issues credit-linked notes whose repayments are based on the credit performance of a reference pool of mortgage loans. The trust makes periodic payments of principal and interest on the notes to investors. We make payments to the trust to support payment of the interest due on the notes, and we receive payments from the trust that otherwise would have been made to the noteholders to the extent there are credit events on the mortgages in the reference pool. The note balances are reduced by the amount of the payments to us. The trust was designed to create and pass along to its interest holders the variability related to the credit risk of the mortgages in the reference pool. We do not have a variable interest in the risk that the trust was designed to create and pass along to its interest holders and do not consolidate the trusts used in the CRT Trust note transactions. The maximum exposure to loss for our CRT Trust notes for which we are not the primary beneficiary represents our recorded expected recovery receivable and totaled $44 million and $420 million at December 31, 2021 and December 31, 2020, respectively. The total assets of these nonconsolidated VIEs totaled $23.6 billion and $17.3 billion at December 31, 2021 and December 31, 2020, respectively.
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

FREDDIE MAC | 2021 Form 10-K	163

Financial Statements	Notes to the Consolidated Financial Statements | Note 3
■    The sum of the fair value of the consideration paid, the fair value of any noncontrolling interests, and the reported amount of any previously held interests and
■    The net fair value of the assets and liabilities recognized.
Guarantees to consolidated VIEs are eliminated in consolidation and are therefore not separately recognized on our consolidated balance sheets.
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.
Table 3.1 - Consolidated VIEs

(In millions)	December 31, 2021	December 31, 2020
Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents (includes $1,595 and $17,289 of restricted cash and cash equivalents)	$1,596	$17,290
Securities purchased under agreements to resell	34,000	38,487
Investment securities, at fair value	420	591
Mortgage loans held-for-investment, net	2,784,626	2,273,347
Accrued interest receivable, net	7,019	7,134
Other assets	11,265	20,480
Total assets of consolidated VIEs	$2,838,926	$2,357,329
Liabilities:
Accrued interest payable	$5,823	$5,610
Debt	2,803,054	2,308,176
Total liabilities of consolidated VIEs	$2,808,877	$2,313,786
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
Table 3.2 - Nonconsolidated VIEs

(In millions)	December 31, 2021	December 31, 2020
Assets and Liabilities Recorded on our Consolidated Balance Sheets(1)
Assets:
Investment securities, at fair value	$16,506	$28,459
Accrued interest receivable, net	220	239
Other assets(2)	5,589	5,614
Liabilities:
Debt	67	—
Other liabilities(3)	5,172	4,562
(1)Includes our variable interests in REMICs and Strips, K Certificates, SB Certificates, certain senior subordinate securitization structures, and other securitization products that we do not consolidate.
(2)Primarily includes guarantee assets.
(3)Primarily includes guarantee obligations.
We also obtain interests in various other entities created by third parties through the normal course of business that may be VIEs, such as through purchases of multifamily loans, guarantees of multifamily housing revenue bonds, as a derivative counterparty or through other activities. To the extent that we were not involved in the design or creation of these VIEs, they are excluded from the table above. Our interests in these VIEs are generally passive in nature and are not expected to result in us obtaining a controlling financial interest in these VIEs in the future. As a result, we do not consolidate these VIEs and we account for our interests in these VIEs in the same manner that we account for our interests in other third-party transactions.

FREDDIE MAC | 2021 Form 10-K	164

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
NOTE 4
Mortgage Loans
On January 1, 2020, we adopted CECL, which changed certain of our significant accounting policies for mortgage loans held-for-investment, as discussed further in the sections below.
The table below provides details of the loans on our consolidated balance sheets.
Table 4.1 - Mortgage Loans

	December 31, 2021			December 31, 2020
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$5,446	$14,871	$20,317	$10,702	$23,789	$34,491
Cost basis and fair value adjustments, net	(813)	274	(539)	(1,637)	798	(839)
Total held-for-sale loans, net	4,633	15,145	19,778	9,065	24,587	33,652
Held-for-investment UPB	2,742,851	26,657	2,769,508	2,271,576	21,923	2,293,499
Cost basis adjustments	63,684	86	63,770	62,415	54	62,469
Allowance for credit losses	(4,913)	(34)	(4,947)	(5,628)	(104)	(5,732)
Total held-for-investment loans, net	2,801,622	26,709	2,828,331	2,328,363	21,873	2,350,236
Total mortgage loans, net	$2,806,255	$41,854	$2,848,109	$2,337,428	$46,460	$2,383,888
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
Held-for-investment loans for which we have not elected the fair value option are reported on our consolidated balance sheets at their amortized cost basis, net of the allowance for credit losses. The amortized cost basis is based on a loan's outstanding UPB, net of deferred fees and other cost basis adjustments (including unamortized premiums and discounts, fees we receive or pay when we acquire loans, commitment-related derivative basis adjustments, hedge accounting-related basis adjustments, and other pricing adjustments), excluding accrued interest receivable. Accrued interest receivable for both held-for-investment and held-for-sale loans is separately presented on our consolidated balance sheets and excluded for the purposes of disclosure of the amortized cost basis of mortgage loans held-for-investment.
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

FREDDIE MAC | 2021 Form 10-K	165

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
Table 4.2 - Loans Purchased, Reclassified from Held-for-Investment to Held-for-Sale, and Sold

	Year Ended December 31,
(In billions)	2021	2020	2019
Single-Family
Purchases:
Held-for-investment loans	$1,215.3	$1,085.9	$451.2
Reclassified from held-for-investment to held-for-sale(1)	1.6	4.6	13.6
Sale of held-for-sale loans(2)	5.5	9.0	13.1
Multifamily
Purchases:
Held-for-investment loans	9.4	9.6	9.5
Held-for-sale loans	59.1	69.7	65.3
Reclassified from held-for-investment to held-for-sale(1)	2.6	2.7	1.9
Sale of held-for-sale loans(3)	70.4	66.7	71.3
(1)We reclassify loans from held-for-investment to held-for-sale when we no longer have both the intent and ability to hold the loans for the foreseeable future. For additional information regarding the fair value of our loans classified as held-for-sale, see Note 17.
(2)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(3)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates and SB Certificates. See Note 3 for more information on our K Certificates and SB Certificates.
Reclassifications

We reclassify loans from held-for-investment to held-for-sale depending on our intent and ability to hold the loan for the foreseeable future. Upon reclassification from held-for-investment to held-for-sale, we perform a collectability assessment. When we determine that a loan to be reclassified has experienced more-than-insignificant deterioration in credit quality since origination, the excess of the loan’s amortized cost basis over its fair value is written off against the allowance for credit losses prior to the reclassification. If the write-off amount exceeds the existing allowance for credit losses amount, an additional provision for credit losses is recognized. Any remaining allowance for credit losses after the write-off is reversed through benefit (provision) for credit losses.
We reclassify loans from held-for-sale to held-for-investment when we have both the intent and ability to hold the loan for the foreseeable future. Upon reclassification from held-for-sale to held-for-investment, we reverse the loan’s held-for-sale valuation allowance, if any, and establish an allowance for credit losses as needed.
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
The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the periods presented.
Table 4.3 - Loan Reclassifications

	2021			2020
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale(1)	$1,642	$66	$—	$4,628	$300	$—
Held-for-sale to held-for-investment(2)	266	18	—	1,721	147	34
Multifamily reclassifications from:
Held-for-investment to held-for-sale	2,602	7	—	2,703	9	(6)
Held-for-sale to held-for-investment	76	—	—	775	(1)	4
(1)Prior to reclassification from held-for-investment to held-for-sale, we charged off $57 million against the allowance for credit losses during 2021 compared to $264 million during 2020.
(2)Allowance for credit losses reversed upon reclassifications from held-for-sale to held-for-investment for loans that were previously charged off and the present values of expected future cash flows were in excess of the amortized cost basis upon reclassification.

FREDDIE MAC | 2021 Form 10-K	166

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
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
For loans in active forbearance plans that were current prior to receiving forbearance, we continue to accrue interest income while the loan is in forbearance and is three or more monthly payments past due when we believe the available evidence indicates that collectability of principal and interest is reasonably assured based on management judgment, taking into consideration additional factors, the most important of which is current LTV ratio. When we accrue interest on loans that are three or more monthly payments past due, we measure an allowance for expected credit losses on unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect. See Note 6 for additional information on the allowance for credit losses on accrued interest receivable and Note 13 for additional information on interest income on mortgage loans.
The table below presents the amortized cost basis of non-accrual loans as of the beginning and the end of the periods presented, including the interest income recognized for the period that is related to the loans on non-accrual status as of the period end.
Table 4.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-accrual

	Non-accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	January 1, 2021	December 31, 2021	Year Ended December 31, 2021
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$12,151	$17,013	$197
15-year amortizing fixed-rate	696	844	7
Adjustable-rate	193	233	1
Alt-A, interest-only, and option ARM	637	560	7
Total Single-Family	13,677	18,650	212
Total Multifamily	—	—	—
Total Single-Family and Multifamily	$13,677	$18,650	$212

	Non-accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	January 1, 2020	December 31, 2020	Year Ended December 31, 2020
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,598	$12,151	$235
15-year amortizing fixed-rate	242	696	10
Adjustable-rate	91	193	3
Alt-A, interest-only, and option ARM	439	637	10
Total Single-Family	6,370	13,677	258
Total Multifamily	13	—	—
Total Single-Family and Multifamily	$6,383	$13,677	$258
(1)Represents the amount of payments received during the period, including those received while the loans were on accrual status, for the held-for-investment loans on non-accrual status as of period end.

FREDDIE MAC | 2021 Form 10-K	167

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
The table below provides the amount of accrued interest receivable, net presented on our consolidated balance sheets and the amount of accrued interest receivable related to loans on non-accrual status at the end of the periods that is charged off.
Table 4.5 - Accrued Interest Receivable, Net and Related Charge-offs

	Accrued Interest Receivable, Net		Accrued Interest Receivable Related Charge-offs
(In millions)	December 31, 2021	December 31, 2020	Year Ended December 31, 2021	Year Ended December 31, 2020
Single-Family loans	$7,065	$7,292	($742)	($333)
Multifamily loans	125	139	—	—
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

FREDDIE MAC | 2021 Form 10-K	168

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
Table 4.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	December 31, 2021
	Year of Origination						Total
(In millions)	2021	2020	2019	2018	2017	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$260,244	$397,680	$77,812	$39,143	$61,434	$405,467	$1,241,780
> 60 to 80	467,193	334,560	60,570	18,914	12,715	17,354	911,306
> 80 to 90	124,074	28,944	2,034	482	208	818	156,560
> 90 to 100	66,851	1,083	126	45	29	309	68,443
> 100	75	2	4	8	18	328	435
Total 20- and 30-year or more, amortizing fixed-rate	918,437	762,269	140,546	58,592	74,404	424,276	2,378,524
15-year amortizing fixed-rate
≤ 60	93,732	111,899	17,335	7,161	13,602	78,001	321,730
> 60 to 80	52,521	18,834	1,136	137	54	36	72,718
> 80 to 90	3,785	168	6	2	2	3	3,966
> 90 to 100	598	2	1	1	1	2	605
> 100	4	—	—	1	1	3	9
Total 15-year amortizing fixed-rate	150,640	130,903	18,478	7,302	13,660	78,045	399,028
Adjustable-rate
≤ 60	2,054	1,554	727	543	1,657	10,011	16,546
> 60 to 80	2,435	535	209	90	190	151	3,610
> 80 to 90	417	16	6	3	4	2	448
> 90 to 100	116	—	—	—	—	1	117
> 100	1	—	—	—	—	—	1
Total Adjustable-rate	5,023	2,105	942	636	1,851	10,165	20,722
Alt-A, Interest-only, and option ARM
≤ 60	—	—	—	—	—	7,506	7,506
> 60 to 80	—	—	—	—	—	644	644
> 80 to 90	—	—	—	—	—	64	64
> 90 to 100	—	—	—	—	—	29	29
> 100	—	—	—	—	—	18	18
Total Alt-A, Interest-only, and option ARM	—	—	—	—	—	8,261	8,261
Total Single-Family loans	$1,074,100	$895,277	$159,966	$66,530	$89,915	$520,747	$2,806,535

Total for all loan product types by Current LTV ratio:
≤ 60	$356,030	$511,133	$95,874	$46,847	$76,693	$500,985	$1,587,562
> 60 to 80	522,149	353,929	61,915	19,141	12,959	18,185	988,278
> 80 to 90	128,276	29,128	2,046	487	214	887	161,038
> 90 to 100	67,565	1,085	127	46	30	341	69,194
> 100	80	2	4	9	19	349	463
Total Single-Family loans	$1,074,100	$895,277	$159,966	$66,530	$89,915	$520,747	$2,806,535

FREDDIE MAC | 2021 Form 10-K	169

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

	December 31, 2020
	Year of Origination						Total
(In millions)	2020	2019	2018	2017	2016	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$203,333	$52,820	$33,139	$64,834	$115,978	$431,406	$901,510
> 60 to 80	437,107	141,094	64,236	59,110	40,614	44,636	786,797
> 80 to 100	206,457	53,926	8,822	2,117	654	3,983	275,959
> 100	202	7	25	64	61	948	1,307
Total 20- and 30-year or more, amortizing fixed-rate	847,099	247,847	106,222	126,125	157,307	480,973	1,965,573
15-year amortizing fixed-rate
≤ 60	78,269	17,753	9,914	19,650	29,916	83,842	239,344
> 60 to 80	67,904	12,169	2,195	961	215	135	83,579
> 80 to 100	8,553	400	17	12	9	17	9,008
> 100	21	—	3	5	3	7	39
Total 15-year amortizing fixed-rate	154,747	30,322	12,129	20,628	30,143	84,001	331,970
Adjustable-rate
≤ 60	1,427	850	731	2,429	2,042	12,993	20,472
> 60 to 80	1,403	877	537	1,061	329	528	4,735
> 80 to 100	232	125	34	29	2	8	430
> 100	—	—	—	—	—	1	1
Total adjustable-rate	3,062	1,852	1,302	3,519	2,373	13,530	25,638
Alt-A, Interest-only, and option ARM
≤ 60	—	—	—	—	—	8,620	8,620
> 60 to 80	—	—	—	—	—	1,818	1,818
> 80 to 100	—	—	—	—	—	314	314
> 100	—	—	—	—	—	58	58
Total Alt-A, interest-only, and option ARM	—	—	—	—	—	10,810	10,810
Total Single-Family loans	$1,004,908	$280,021	$119,653	$150,272	$189,823	$589,314	$2,333,991

Total for all loan product types by Current LTV ratio:
≤ 60	$283,029	$71,423	$43,784	$86,913	$147,936	$536,861	$1,169,946
> 60 to 80	506,414	154,140	66,968	61,132	41,158	47,117	876,929
> 80 to 100	215,242	54,451	8,873	2,158	665	4,322	285,711
> 100	223	7	28	69	64	1,014	1,405
Total Single-Family loans	$1,004,908	$280,021	$119,653	$150,272	$189,823	$589,314	$2,333,991
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

FREDDIE MAC | 2021 Form 10-K	170

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
Table 4.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	December 31, 2021
	Year of Origination							Total
(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans
Category:
Pass	$6,955	$7,116	$5,273	$979	$610	$2,795	$2,275	$26,003
Special mention	—	40	372	—	3	42	—	457
Substandard	—	62	171	4	2	44	—	283
Doubtful	—	—	—	—	—	—	—	—
Total	$6,955	$7,218	$5,816	$983	$615	$2,881	$2,275	$26,743

	December 31, 2020
	Year of Origination							Total
(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans
Category:
Pass	$7,486	$6,491	$1,075	$722	$590	$2,715	$2,024	$21,103
Special mention	—	524	115	—	8	108	—	755
Substandard	—	—	6	41	—	72	—	119
Doubtful	—	—	—	—	—	—	—	—
Total	$7,486	$7,015	$1,196	$763	$598	$2,895	$2,024	$21,977
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, by payment status. Pursuant to FHFA guidance and the CARES Act, we have offered mortgage relief options for borrowers affected by the COVID-19 pandemic. Among other things, we have offered forbearance to single-family and multifamily borrowers experiencing a financial hardship, either directly or indirectly, related to the COVID-19 pandemic. We report single-family loans in forbearance as past due during the forbearance period to the extent that payments are past due based on the loan's original contractual terms, irrespective of the forbearance plan, based on the information reported to us by our servicers. We report multifamily loans in forbearance as current as long as the borrower is in compliance with the forbearance agreement, including the agreed upon repayment plan, even if payments are past due based on the loan's original contractual terms.
Table 4.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status

	December 31, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due and Accruing Interest	Non-accrual With No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,338,076	$14,833	$3,214	$22,401	$2,378,524	$5,784	$857
15-year amortizing fixed-rate	396,030	1,550	230	1,218	399,028	392	13
Adjustable-rate	20,302	105	31	284	20,722	54	8
Alt-A, interest-only, and option ARM	7,450	175	58	578	8,261	41	94
Total Single-Family	2,761,858	16,663	3,533	24,481	2,806,535	6,271	972
Total Multifamily(3)	26,743	—	—	—	26,743	—	—
Total Single-Family and Multifamily	$2,788,601	$16,663	$3,533	$24,481	$2,833,278	$6,271	$972
Referenced footnotes are included after the prior period table.

FREDDIE MAC | 2021 Form 10-K	171

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

	December 31, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due and Accruing Interest	Non-accrual With No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,891,981	$15,798	$5,941	$51,853	$1,965,573	$40,162	$648
15-year amortizing fixed-rate	326,651	1,439	429	3,451	331,970	2,723	11
Adjustable-rate	24,483	192	79	884	25,638	690	5
Alt-A, interest-only, and option ARM	9,227	292	130	1,161	10,810	538	115
Total Single-Family	2,252,342	17,721	6,579	57,349	2,333,991	44,113	779
Total Multifamily(3)	21,977	—	—	—	21,977	—	—
Total Single-Family and Multifamily	$2,274,319	$17,721	$6,579	$57,349	$2,355,968	$44,113	$779
(1)Includes $0.7 billion and $1.0 billion of loans that were in the process of foreclosure as of December 31, 2021 and December 31, 2020, respectively.
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
(3)As of December 31, 2021 and December 31, 2020, includes $0.4 billion and $0.7 billion of multifamily loans in forbearance that are reported as current.
At the instruction of FHFA, we purchase loans from trusts when they reach 24 months of delinquency, except for loans that meet certain criteria (e.g., permanently modified or foreclosure referral), which may be purchased sooner. Many delinquent loans are purchased from trusts before they reach 24 months of delinquency under one of the exceptions provided. We must obtain FHFA’s approval to implement changes to our policy to purchase loans from trusts. We implemented the 24-month policy on January 1, 2021. Prior to that time, in accordance with FHFA instruction, we generally purchased loans from trusts if they were delinquent for 120 days, subject to certain exceptions.
When we purchase loans from the trust, we record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts and we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to mortgage loans held-for-investment by Freddie Mac. We purchased $4.2 billion and $5.6 billion in UPB of loans from consolidated trusts (or purchased delinquent loans associated with other mortgage-related guarantees) during the years ended December 31, 2021 and December 31, 2020, respectively.
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

FREDDIE MAC | 2021 Form 10-K	172

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
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
The relief provided by Section 4013 of the CARES Act has been extended by the Consolidated Appropriations Act, 2021. As a result, Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on January 1, 2022 for a loan that was not more than 30 days past due as of December 31, 2019. We have elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act.
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
We recognize an allowance for credit losses on TDRs as discussed in Note 6. We recognize interest income at the modified interest rate, subject to our non-accrual policy as discussed in the Interest Income section above, with all other changes in the present value of expected future cash flows being recognized as a component of benefit (provision) for credit losses on our consolidated statements of comprehensive income (loss). We report single-family loans with modifications that were classified as TDRs based on the original product categories of the loans before modifications. The tables below include loans that were reclassified from held-for-investment to held-for-sale after TDR modifications.
The table below provides details of our single-family loan modifications that were classified as TDRs during the periods presented.
Table 4.9 - Single-Family TDR Modification Metrics

	2021	2020	2019
Percentage of single-family loan modifications that were classified as TDRs with:
Interest rate reductions and related term extensions	13%	15%	9%
Principal forbearance and related interest rate reductions and term extensions	33	22	23
Average coupon interest rate reduction	0.4%	0.3%	0.1%
Average months of term extension	155	179	180
Substantially all of our completed single-family loan modifications classified as a TDR during 2021 resulted in a modified loan with a fixed interest rate.

FREDDIE MAC | 2021 Form 10-K	173

Financial Statements	Notes to the Consolidated Financial Statements | Note 4
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.
Table 4.10 - TDR Activity

	Year Ended December 31,
	2021		2020		2019
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-Family(1)(2):
20- and 30-year or more, amortizing fixed-rate	13,448	$2,368	22,471	$4,169	25,924	$4,331
15-year amortizing fixed-rate	1,620	167	2,584	283	3,018	296
Adjustable-rate	172	31	334	59	529	86
Alt-A, interest-only, and option ARM	508	65	1,300	204	1,523	219
Total Single-Family	15,748	2,631	26,689	4,715	30,994	4,932
Multifamily	—	—	—	—	—	—
(1)The pre-TDR amortized cost basis for single-family loans initially classified as TDRs during the years ended December 31, 2021, December 31, 2020, and December 31, 2019 was $2.6 billion, $4.7 billion, and $4.9 billion, respectively.
(2)Includes certain bankruptcy events and forbearance plans, repayment plans, payment deferral plans, and modification activities that do not qualify for the temporary relief related to TDRs provided by the CARES Act, based on servicer reporting at the time of the TDR event.
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default.
Table 4.11 - Payment Defaults of Completed TDR Modifications

	Year Ended December 31,
	2021		2020		2019
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-Family:
20- and 30-year or more, amortizing fixed-rate	3,044	$535	10,339	$1,869	13,428	$1,702
15-year amortizing fixed-rate	121	13	482	58	451	36
Adjustable-rate	30	5	130	19	132	15
Alt-A, interest-only, and option ARM	337	53	749	144	871	129
Total Single-Family	3,532	606	11,700	2,090	14,882	1,882
Multifamily	—	—	—	—	—	—
In addition to modifications, loans may be classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance plans, payment deferral plans, or loans in modification trial periods). During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, 2,790, 3,862, and 5,158, respectively, of such loans (with a post-TDR amortized cost basis of $0.4 billion, $0.6 billion, and $0.6 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.
Non-Cash Investing and Financing Activities

During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, we acquired $705.4 billion, $435.5 billion, and $238.4 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $263.9 billion, $141.7 billion, and $50.0 billion of loans held-for-investment from sellers during the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively, to satisfy advances to lenders that were recorded in other assets on our consolidated balance sheets.

FREDDIE MAC | 2021 Form 10-K	174

Financial Statements	Notes to the Consolidated Financial Statements | Note 5
NOTE 5
Guarantees and Other Off-Balance Sheet Credit Exposures
We generate revenue through our guarantee activities by agreeing to absorb the credit risk associated with certain financial instruments that are owned or held by third parties. In exchange for providing this guarantee, we receive an upfront or ongoing guarantee fee that is commensurate with the risks assumed and that will, over the long-term, provide us with cash flows that are expected to exceed the credit-related and administrative expenses of the underlying financial instruments. The profitability of our guarantee activities may vary and will be dependent on our guarantee fee and the actual credit performance of the underlying financial instruments that we have guaranteed.
Guarantees to consolidated entities are eliminated in consolidation and therefore are not separately recognized on our consolidated balance sheets. The accounting treatment for guarantees provided to nonconsolidated entities or other third parties will depend on whether the guarantee contract qualifies as a financial guarantee.
If the guarantee contract qualifies as a financial guarantee and exposes us to incremental credit risk, we will recognize both a guarantee obligation at fair value and the consideration we receive for providing the guarantee, which typically consists of a guarantee asset that represents the fair value of future guarantee fees. As a practical expedient, the measurement of the fair value of the guarantee obligation is set equal to the consideration we receive to provide the guarantee, and no gain or loss is recognized upon issuance of the guarantee. Subsequently, we recognize changes in the fair value of the guarantee asset in current period earnings and amortize the guarantee obligation into earnings as we are released from risk under the guarantee. We also recognize an allowance for expected credit losses over the contractual period in which we are exposed to credit risk. See Note 6 for additional information on our allowance for credit losses.
If the guarantee contract provided to nonconsolidated entities does not qualify as a financial guarantee, that contract will generally be accounted for as a derivative instrument and measured at fair value with changes in fair value recognized immediately in earnings.
Guarantee Activities

Our principal guarantee activities include the following:
Securitization Activity Guarantees
For substantially all of our securitization transactions, we guarantee the principal and interest payments on some or all of the issued beneficial interests. Typically, these guarantees will cover the senior classes of beneficial interests issued by the securitization trust(s). Securitization activity guarantees provided to nonconsolidated trusts will generally qualify and be accounted for as financial guarantees. Our maximum exposure on these guarantees is generally limited to the UPB of the beneficial interests that we have guaranteed.
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
Other Mortgage-Related Guarantees
In certain circumstances, we provide a credit guarantee of mortgage-related assets held by third parties, in exchange for a guarantee fee, without securitizing those assets. These guarantees consist of the following:
■    Long-term standby commitments of single-family loans which obligate us to purchase the covered loans when they become seriously delinquent. Periodically, certain of our customers seek to terminate long-term standby commitments and simultaneously enter into guarantor swap transactions to obtain our securities backed by many of the same loans. During 2021 and 2020, we guaranteed $4.3 billion and $4.2 billion, respectively, of loans under new long-term standby commitments and
■    Guarantees of the timely payment of principal and interest for certain multifamily bonds, which primarily consist of multifamily housing revenue bonds that were issued by HFAs. During 2021 and 2020, we guaranteed $0.7 billion and $1.4 billion, respectively, of multifamily bonds.

FREDDIE MAC | 2021 Form 10-K	175

Financial Statements	Notes to the Consolidated Financial Statements | Note 5
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
Other Guarantees
Other guarantees that do not qualify as financial guarantees are generally accounted for as derivative instruments and measured at fair value. These guarantees primarily include:
■    Certain interest-rate guarantees related to our securitization activities that do not qualify as financial guarantees;
■    Certain market value guarantees, including written options and written swaptions; and
■    Guarantees of third-party derivative instruments.
Other Indemnifications
In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See Note 18 for information on ongoing litigation. These indemnification obligations will generally be accounted for and qualify as financial guarantees. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at both December 31, 2021 and December 31, 2020.
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
Table 5.1 - Financial Guarantees

	December 31, 2021			December 31, 2020
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-Family:
Securitization activity guarantees	$27,975	$398	39	$29,739	$401	39
Other mortgage-related guarantees	10,588	251	30	9,215	193	30
Total Single-Family	$38,563	$649		$38,954	$594
Multifamily:
Securitization activity guarantees	$317,006	$4,663	38	$287,334	$4,031	39
Other mortgage-related guarantees	10,456	404	32	10,721	425	33
Total Multifamily	$327,462	$5,067		$298,055	$4,456
Other guarantees	$69,799	$1,652	30	$47,703	$794	30
Fannie Mae securities backing Freddie Mac resecuritization products	111,150	—	40	85,841	—	41
(1)The maximum exposure represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of proceeds from related collateral liquidation and possible recoveries under credit enhancements. For other guarantees, this amount primarily represents the notional value or UPB of our interest-rate and market value guarantees and guarantees of third-party derivatives. For certain of our other guarantees, our exposure may be unlimited; however, we generally reduce our exposure through separate derivative contracts with third parties.
(2)For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our consolidated balance sheets and excludes our allowance for credit losses on off-balance sheet credit exposures. For other guarantees, this amount represents the fair value of the contract.

FREDDIE MAC | 2021 Form 10-K	176

Financial Statements	Notes to the Consolidated Financial Statements | Note 5
The table below shows the payment status of the mortgage loans underlying our guarantees that are not measured at fair value.
Table 5.2 – UPB of Loans Underlying Our Guarantees by Payment Status

	December 31, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-Family	$38,964	$2,040	$692	$2,341	$44,037
Multifamily(2)	370,541	47	7	317	370,912
Total	$409,505	$2,087	$699	$2,658	$414,949

	December 31, 2020
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-Family	$37,187	$2,204	$945	$3,922	$44,258
Multifamily(2)	339,614	87	62	557	340,320
Total	$376,801	$2,291	$1,007	$4,479	$384,578
(1)Loan-level payment status is not available for certain guarantees totaling $0.4 billion and $0.7 billion as of December 31, 2021 and December 31, 2020, respectively, and therefore is not included in the tables above.
(2)As of December 31, 2021 and December 31, 2020, includes $1.3 billion and $6.9 billion, respectively, of multifamily loans in forbearance that are reported as current.
Other Off-Balance Sheet Credit Exposures
In addition to our guarantees, we enter into other agreements that expose us to off-balance sheet credit risk, primarily related to our multifamily business, including certain purchase commitments that are not accounted for as derivative instruments, liquidity guarantees, unfunded lending arrangements and other similar commitments. These agreements may require us to transfer cash before or upon settlement of our contractual obligation. We recognize an allowance for credit losses for those agreements not measured at fair value or otherwise recognized in the financial statements. The total notional value of off-balance sheet credit exposures was $14.5 billion and $15.4 billion at December 31, 2021 and December 31, 2020, respectively. See Note 6 for additional discussion of our allowance for credit losses on our off-balance sheet credit exposures.
We also have certain multifamily purchase commitments totaling $6.2 billion and $5.5 billion at December 31, 2021 and December 31, 2020, respectively, that are excluded from the amounts above as they are not included in our allowance for credit losses. We have elected the fair value option for certain of these commitments.
Credit Enhancements
We obtain credit protection for most of our securitization activity guarantees through the creation of unguaranteed subordinated securities issued by nonconsolidated securitization trusts that absorb first losses prior to us having to perform on our guarantee of the senior securities. For our Multifamily guarantees, subordination is our principal credit enhancement. As of December 31, 2021 and December 31, 2020, our maximum coverage provided by subordination for our Multifamily guarantees in nonconsolidated VIEs was $43.9 billion and $42.8 billion, respectively.
We also have other types of credit enhancements, primarily related to our Multifamily guarantees, in the form of collateral posting requirements, indemnification, pool insurance, bond insurance, recourse, and other similar arrangements. These credit enhancements, along with the proceeds received from the sale of the underlying mortgage collateral, are designed to recover all or a portion of the amounts paid under our financial guarantee contracts. For additional information on credit enhancements, see Note 6 and Note 11.

FREDDIE MAC | 2021 Form 10-K	177

Financial Statements	Notes to the Consolidated Financial Statements | Note 6
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
The table below summarizes changes in our allowance for credit losses.
Table 6.1 - Details of the Allowance for Credit Losses

	December 31, 2021			December 31, 2020			December 31, 2019
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Beginning balance(1)	$6,353	$200	$6,553	$5,233	$68	$5,301	$6,176	$15	$6,191
Provision (benefit) for credit losses	(919)	(122)	(1,041)	1,320	132	1,452	(749)	3	(746)
Charge-offs	(1,107)	—	(1,107)	(592)	—	(592)	(1,737)	—	(1,737)
Recoveries collected	197	—	197	210	—	210	452	—	452
Other(2)	916	—	916	182	—	182	126	—	126
Ending balance	$5,440	$78	$5,518	$6,353	$200	$6,553	$4,268	$18	$4,286

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$4,913	$34	$4,947	$5,628	$104	$5,732	$4,222	$12	$4,234
Advances of pre-foreclosure costs	450	—	450	536	—	536	—	—	—
Accrued interest receivable on mortgage loans	24	—	24	140	—	140	—	—	—
Off-balance sheet credit exposures	53	44	97	49	96	145	46	6	52
Total	$5,440	$78	$5,518	$6,353	$200	$6,553	$4,268	$18	$4,286
(1)Includes transition adjustments recognized upon the adoption of CECL on January 1, 2020.
(2)Primarily includes capitalization of past due interest related to non-accrual loans that receive payment deferral plans and loan modifications.
■    2021 vs. 2020 - A benefit for credit losses in 2021 compared to a provision for credit losses in 2020 driven by the following factors:
●    A reserve release due to reduced expected credit losses related to COVID-19 during 2021 as economic conditions improved. Our provision for credit losses increased during 2020 due to the increase in expected credit losses related to the economic effects of the pandemic.
●    This was partially offset by an increase in expected losses on new single-family loans due to growth in our Single-Family mortgage portfolio. We recognize expected credit losses at the time of loan acquisition.
■    2020 vs. 2019 - A provision for credit losses in 2020 compared to a benefit for credit losses in 2019 driven by the following factors:
●    A provision for credit losses due to:
–Increased expected credit losses related to COVID-19 - Our provision for credit losses increased due to the increase in expected credit losses related to the economic effects of the COVID-19 pandemic.
–Portfolio growth - The expected losses on new single-family loans increased due to growth in our Single-Family mortgage portfolio. We recognize expected credit losses at the time of loan acquisition.
●    This was partially offset by a decrease in expected losses driven by growth in realized and forecasted house prices and declines in forecasted interest rates.
In addition, charge-offs increased in 2021 compared to 2020 due to an increase in the number of loans we placed on non-accrual status. Charge-offs decreased in 2020 compared to 2019 due to a lower volume of transfers of single-family loans from held-for investment to held-for-sale.

FREDDIE MAC | 2021 Form 10-K	178

Financial Statements	Notes to the Consolidated Financial Statements | Note 6
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
The discounted cash flow model we use to estimate the single-family loan allowance for credit losses forecasts cash flows over the loan’s remaining contractual term, adjusted for expectations of prepayments and TDRs we reasonably expect will occur. As a result, we do not revert to historical loss information for single-family loans. Cash flow estimates are discounted at the loan’s prepayment-adjusted effective interest rate, which is adjusted for projections in the underlying benchmark interest rate for adjustable-rate loans. We project cash flows we expect to collect using our historical experience, such as historical default rates and severity of loss, based on loan characteristics, such as current LTV ratios, delinquency status, geography, and borrowers' credit scores. These cash flow estimates are adjusted for current and future economic forecasts, such as current and forecasted interest rates and house price growth rates, and estimated recoveries from loss mitigation activities, attached credit enhancements, and disposition of collateral, less estimated disposition costs.
Our estimate of expected credit losses is sensitive to changes in forecasted house price growth rates, which affect both the probability of default and severity of expected credit losses, and changes in forecasted interest rates, as declining (increasing) interest rates typically result in higher (lower) expected prepayments and a shorter (longer) estimated loan life, and therefore lower (higher) expected credit losses. Our forecast of house price growth rates leverages an internally based model and uses a nationwide house price growth forecast for the next three years. A Monte Carlo simulation generates many possible house price scenarios for up to 40 years for each metropolitan statistical area (MSA). These scenarios are used to estimate loan-level expected future cash flows and credit losses based on each loan’s individual characteristics. Our forecast of interest rates incorporates various interest rate scenarios over the remaining contractual life of the loan based on current interest rates and implied market volatilities.
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

FREDDIE MAC | 2021 Form 10-K	179

Financial Statements	Notes to the Consolidated Financial Statements | Note 6
Expected recoveries from attached credit enhancements are considered in determining the allowance for loan losses as discussed above, resulting in a reduction in the recognized provision for credit losses by the amount of the expected recoveries. Subsequent to foreclosure and charge-off of the allowance for credit losses, we reclassify expected recoveries from attached credit enhancements that were previously offset against the allowance for credit losses as separate receivables.
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
Advances of Pre-foreclosure Costs

We may incur expenses related to a mortgage loan subsequent to its original acquisition but prior to foreclosure (pre-foreclosure costs). These expenses are generally to protect or preserve our interest or legal right in or to the property prior to foreclosure, such as property taxes or homeowner's insurance premiums owed by the borrower. Many of these expenses are advanced by the servicer and are reimbursable from the borrower. If the borrower ultimately defaults, we reimburse the servicer for the advances it has made. Upon advance by the servicer, we recognize a receivable for the amounts due from the borrower and a payable for amounts due to the servicer. We recognize an allowance for credit losses for amounts that we do not ultimately expect to collect from the borrower. See Note 11 for additional information on advances of pre-foreclosure costs.
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

FREDDIE MAC | 2021 Form 10-K	180

Financial Statements	Notes to the Consolidated Financial Statements | Note 6
We obtain credit enhancements for certain of our guarantees through the creation of unguaranteed subordinated securities issued by nonconsolidated securitization trusts that absorb first losses prior to us having to perform on our guarantee of the senior securities. Expected recoveries from guarantee credit enhancements are considered when measuring the allowance for loan losses. Many of our guarantees have credit enhancement provided by subordination that exceeds the amount of expected credit losses. As a result, we recognize an allowance for credit losses on off-balance sheet credit exposures only if expected credit losses exceed the amount of subordination. We have not recorded an allowance for credit losses on our guarantees of Fannie Mae securities due to the support provided to Fannie Mae by the U.S. government, the importance of Fannie Mae to the liquidity and stability of the U.S. housing market, and the long history of zero credit losses on Fannie Mae securities.
Freestanding Credit Enhancements

Freestanding credit enhancements are entered into separately and apart from any other financial instruments or entered into in conjunction with some other transaction and are legally detachable and separately exercisable. Freestanding credit enhancements primarily include insurance/reinsurance transactions and STACR Trust notes transactions and are accounted for separately from the underlying mortgage loans or guarantees. Our allowance for credit losses does not consider expected recoveries from freestanding credit enhancements, which are recorded separately in other assets in our consolidated balance sheet.
We recognize the payments we make to transfer credit risk under freestanding credit enhancements in credit enhancement expense in our consolidated statements of comprehensive income when they are incurred. We recognize expected recoveries from freestanding credit enhancements in other assets with an offsetting reduction to non-interest expense, at the same time that we recognize an allowance for credit losses on the covered loans, measured on the same basis as the allowance for credit losses on the covered loans. See Note 11 for additional information on credit enhancement assets.
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

FREDDIE MAC | 2021 Form 10-K	181

Financial Statements	Notes to the Consolidated Financial Statements | Note 6
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

FREDDIE MAC | 2021 Form 10-K	182

Financial Statements	Notes to the Consolidated Financial Statements | Note 6
The table below presents the average recorded investment and interest income recognized for individually impaired loans.
Table 6.2 - Individually Impaired Loans

	Year Ended December 31, 2019
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis(3)
Single-Family:
With no allowance recorded:(1)
20- and 30-year or more, amortizing fixed-rate	$2,450	$262	$7
15-year amortizing fixed-rate	20	1	—
Adjustable rate	200	11	—
Alt-A, interest-only, and option ARM	891	66	1
Total with no allowance recorded	3,561	340	8
With an allowance recorded:(2)
20- and 30-year or more, amortizing fixed-rate	32,960	1,805	156
15-year amortizing fixed-rate	653	22	4
Adjustable rate	135	6	2
Alt-A, interest-only, and option ARM	3,917	226	20
Total with an allowance recorded	37,665	2,059	182
Combined Single-Family:
20- and 30-year or more, amortizing fixed-rate	35,410	2,067	163
15-year amortizing fixed-rate	673	23	4
Adjustable rate	335	17	2
Alt-A, interest-only, and option ARM	4,808	292	21
Total Single-Family	41,226	2,399	190
Multifamily:
With no allowance recorded (1)	83	5	1
With an allowance recorded	—	—	—
Total Multifamily	83	5	1
Total Single-Family and Multifamily	$41,309	$2,404	$191
(1)Individually impaired loans with no allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.
(2)Consists primarily of loans classified as TDRs.
(3)Consists of income recognized during the period related to loans on non-accrual status.

FREDDIE MAC | 2021 Form 10-K	183

Financial Statements	Notes to the Consolidated Financial Statements | Note 7
NOTE 7
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 7.1 - Investment Securities

(In millions)	December 31, 2021	December 31, 2020
Trading securities	$49,003	$44,458
Available-for-sale securities	4,012	15,367
Total fair value of investment securities	$53,015	$59,825
We currently classify and account for our securities as either available-for-sale or trading. As of December 31, 2021 and December 31, 2020, we did not classify any securities as held-to-maturity, although we may elect to do so in the future. Securities classified as available-for-sale and trading are reported at fair value with changes in fair value included in AOCI, net of income taxes and investment gains (losses), net, respectively. See Note 17 for more information on how we determine the fair value of securities.
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
For certain securities, interest income is recognized using the prospective effective interest method. We apply this method to securities that can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our recorded investment. Under this method, we recognize as interest income, over the expected life of the securities, the excess of the cash flows expected to be collected over the securities' carrying value. We update our estimates of expected cash flows periodically and recognize changes in the calculated effective interest rate on a prospective basis.
For securities classified as trading or available-for-sale, we classify the cash flows as investing activities because we hold these securities for investment purposes. In cases where the transfer of a security represents a secured borrowing, we classify the related cash flows as financing activities.
Trading Securities

The table below presents the estimated fair values for our securities classified as trading. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 7.2 - Trading Securities

(In millions)	December 31, 2021	December 31, 2020
Mortgage-related securities	$16,231	$17,505
Non-mortgage-related securities	32,772	26,953
Total fair value of trading securities	$49,003	$44,458
For trading securities held at December 31, 2021, 2020, and 2019, we recorded net unrealized losses of $589 million, $296 million, and $8 million during 2021, 2020 and 2019, respectively.

FREDDIE MAC | 2021 Form 10-K	184

Financial Statements	Notes to the Consolidated Financial Statements | Note 7
Available-for-Sale Securities

At both December 31, 2021 and December 31, 2020, all available-for-sale securities were mortgage-related securities.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value for our securities classified as available-for-sale.
Table 7.3 - Available-for-Sale Securities

(In millions)	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
December 31, 2021	$3,638	$376	($2)	$4,012	$10
December 31, 2020	14,344	1,027	(4)	15,367	40
The fair value of our available-for-sale securities held at December 31, 2021 scheduled to contractually mature after ten years was $1.6 billion, with an additional $1.5 billion scheduled to contractually mature after five years through ten years.
Gains and losses on the sale of securities are included in investment securities gains (losses), including those gains (losses) reclassified into earnings from AOCI. We use the specific identification method for determining the cost basis of a security in computing the gain or loss.
The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 7.4 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

	Year Ended December 31,
(In millions)	2021	2020	2019
Gross realized gains	$540	$501	$219
Gross realized losses	(60)	(108)	(49)
Net realized gains	$480	$393	$170
Non-Cash Investing and Financing Activities

During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, we recognized $34.8 billion, $30.8 billion, and $10.9 billion, respectively, of investments in securities in exchange for the issuance of debt securities of consolidated trusts through partial sales of commingled single-class securities that were previously consolidated.
During 2021, we deconsolidated $1.1 billion in UPB of mortgage-related securities and debt securities of consolidated trusts where we were no longer deemed the primary beneficiary.

FREDDIE MAC | 2021 Form 10-K	185

Financial Statements	Notes to the Consolidated Financial Statements | Note 8
NOTE 8
Debt
The table below summarizes the balances of total debt per our consolidated balance sheets.
Table 8.1 - Total Debt

	December 31,
(In millions)	2021	2020
Debt securities of consolidated trusts held by third parties	$2,803,054	$2,308,176
Debt of Freddie Mac:
Short-term debt	—	4,955
Long-term debt	177,131	279,415
Total Debt of Freddie Mac	177,131	284,370
Total debt	$2,980,185	$2,592,546
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
A portion of our outstanding unsecured debt consists of credit-linked notes. The principal types of unsecured credit-linked debt are single-family STACR debt notes and multifamily SCR debt notes. For these unsecured debt issuances, we create a reference pool of mortgage assets (generally loans) to which we currently have credit risk exposure and an associated securitization-like structure with notional credit risk positions. To the extent a specified credit event occurs on the mortgage assets in the reference pool, the outstanding balance of our debt obligations is written down, thereby reducing our future principal and interest payment obligations, and the benefits are recognized as investment gains (losses), net on our consolidated statements of comprehensive income.
We elected the fair value option on debt that contains embedded derivatives, including certain STACR and SCR debt notes, and certain other debt issuances. Changes in the fair value of these debt obligations are recorded in investment gains (losses), net, with any upfront costs and fees incurred or received in exchange for the issuance of the debt being recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities. For additional information on our election of the fair value option, see Note 17.
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

FREDDIE MAC | 2021 Form 10-K	186

Financial Statements	Notes to the Consolidated Financial Statements | Note 8
held by third parties. We also cannot become liable for any subordinated indebtedness without the prior consent of Treasury. See Note 2 for information regarding restrictions on the amount of mortgage-related securities that we may own.
Beginning January 1, 2019, our debt cap under the Purchase Agreement is $300 billion. Our debt cap under the Purchase Agreement will decrease to $270 billion on January 1, 2023 pursuant to the January 2021 Letter Agreement. As of December 31, 2021, our aggregate indebtedness for purposes of the debt cap was $181.7 billion. Our aggregate indebtedness primarily includes the par value of short- and long-term debt.
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
The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.
Table 8.2 - Debt Securities of Consolidated Trusts Held by Third Parties

	December 31, 2021				December 31, 2020
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family:
30-year or more, fixed-rate	2022 - 2061	$2,178,150	$2,235,903	2.63%	2021 - 2060	$1,799,065	$1,855,438	3.07%
20-year fixed-rate	2022 - 2042	129,193	132,410	2.40	2021 - 2041	97,520	100,498	2.84
15-year fixed-rate	2022 - 2037	379,805	388,893	2.14	2021 - 2036	303,142	310,612	2.46
Adjustable-rate	2022 - 2052	21,546	22,038	2.30	2021 - 2051	23,964	24,484	2.76
Interest-only	2026 - 2051	2,702	2,883	2.42	2026 - 2041	3,671	3,736	3.15
FHA/VA	2022 - 2051	822	838	3.61	2021 - 2050	752	769	4.04
Total Single-Family		2,712,218	2,782,965			2,228,114	2,295,537
Multifamily	2022 - 2051	19,838	20,089	2.17	2021 - 2050	12,488	12,639	2.43
Total debt securities of consolidated trusts held by third parties		$2,732,056	$2,803,054			$2,240,602	$2,308,176
(1)Includes $1,094 million and $205 million at December 31, 2021 and December 31, 2020, respectively, of debt securities of consolidated trusts that represents the fair value of debt for which the fair value option has been elected.
(2)The effective rate for debt securities of consolidated trusts held by third parties was 1.71% and 1.76% as of December 31, 2021 and December 31, 2020, respectively.
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

FREDDIE MAC | 2021 Form 10-K	187

Financial Statements	Notes to the Consolidated Financial Statements | Note 8
The table below summarizes the balances and effective interest rates for short-term debt.
Table 8.3 - Short-Term Debt

	December 31, 2021			December 31, 2020
(Dollars in millions)	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Short-term debt:
Discount notes and Reference Bills	$—	$—	—%	$11	$11	0.69%
Medium-term notes	—	—	—	4,944	4,944	1.31
Securities sold under agreements to repurchase	7,333	7,333	(0.10)	—	—	—
Offsetting arrangements(1)	(7,333)	(7,333)		—	—
Total short-term debt	$—	$—	—%	$4,955	$4,955	1.31%
(1)We offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell on our consolidated balance sheets, when such amounts meet the conditions for offsetting in the accounting guidance.
Long-Term Debt

The table below summarizes our long-term debt.
Table 8.4 - Long-Term Debt

	December 31, 2021				December 31, 2020
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Long-term debt:
Fixed-rate:
Medium-term notes — callable	2022 - 2050	$68,411	$68,364	0.80%	2021 - 2050	$122,967	$122,895	0.71%
Medium-term notes — non-callable	2022 - 2028	6,551	6,573	0.54	2021 - 2028	7,710	7,758	0.75
Reference Notes securities — non-callable	2022 - 2032	59,412	59,413	1.19	2021 - 2032	64,162	64,124	1.55
STACR and SCR debt notes	2031 - 2042	103	106	12.69	2031 - 2042	111	114	12.71
Variable-rate:
Medium-term notes — callable	2022 - 2025	166	166	1.75	2021 - 2025	371	371	1.93
Medium-term notes — non-callable	2022 - 2026	33,090	33,087	0.23	2021 - 2026	68,838	68,824	0.63
STACR	2023 - 2042	9,036	8,875	4.13	2023 - 2042	12,377	12,228	4.10
Zero-coupon:
Medium-term notes — non-callable	2022 - 2039	4,846	2,740	6.05	2021 - 2039	4,850	2,578	5.99
Other	2047 - 2051	—	74	0.45	2047 - 2050	—	57	0.49
Hedging-related basis adjustments		N/A	(2,267)			N/A	466
Total long-term debt		$181,615	$177,131	1.07%		$281,386	$279,415	1.09%
(1)Represents par value, net of associated discounts or premiums and issuance costs. Includes $1.4 billion and $2.4 billion at December 31, 2021 and December 31, 2020, respectively, of long term-debt that represents the fair value of debt for which the fair value option has been elected.
(2)Based on carrying amount, excluding hedge-related basis adjustments.
A portion of our long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.

FREDDIE MAC | 2021 Form 10-K	188

Financial Statements	Notes to the Consolidated Financial Statements | Note 8
The table below summarizes the contractual maturities of long-term debt securities at December 31, 2021.
Table 8.5 - Contractual Maturities of Long-Term Debt and Debt Securities

(In millions)	Amounts
Annual Maturities
Long-term debt (excluding STACR and SCR debt notes):
2022	$48,625
2023	38,688
2024	13,274
2025	35,436
2026	4,717
Thereafter	31,736
Debt securities of consolidated trusts held by third parties, STACR, and SCR debt notes(1)	2,741,195
Total	2,913,671
Net discounts, premiums, debt issuance costs, hedge-related, and other basis adjustments(2)	66,514
Total debt securities of consolidated trusts held by third parties, STACR, SCR and long-term debt	$2,980,185
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

FREDDIE MAC | 2021 Form 10-K	189

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

NOTE 9
Derivatives
Derivatives are reported at their fair value on our consolidated balance sheets. Changes in fair value and interest accruals on derivatives not in qualifying fair value hedge relationships are recorded as investment gains (losses), net on our consolidated statements of comprehensive income. Derivatives in a net asset position, including net derivative interest receivable or payable, are reported as derivative assets, net, which is included in other assets on our consolidated balance sheet. Similarly, derivatives in a net liability position, including net derivative interest receivable or payable, are reported as derivative liabilities, net, which is included in other liabilities on our consolidated balance sheet. We offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Non-cash collateral held is not recognized on our consolidated balance sheets as we do not obtain effective control over the collateral, and non-cash collateral posted is not de-recognized from our consolidated balance sheets as we do not relinquish effective control over the collateral. Therefore, non-cash collateral held or posted is not presented as an offset against derivative assets or derivative liabilities on our consolidated balance sheets.
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
■    LIBOR-, SOFR-, and Treasury-based purchased options (including swaptions); and
■    LIBOR-, SOFR-, and Treasury-based exchange-traded futures.
We also purchase swaptions on credit indices in order to obtain protection against adverse movements in multifamily spreads which may affect the profitability of our K Certificate or SB Certificate transactions. In addition, our derivative positions also include written options and commitments.
Our written options primarily consist of call and put swaptions, which are sold to counterparties allowing them the option to enter into receive-fixed and pay-fixed interest rate swaps, respectively.
We routinely enter into commitments to purchase and sell investments in securities, purchase and sell loans, and purchase and extinguish or issue debt securities of our consolidated trusts. Most of these commitments meet the definition of a derivative and therefore are subject to the accounting guidance for derivatives and hedging.

FREDDIE MAC | 2021 Form 10-K	190

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

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

FREDDIE MAC | 2021 Form 10-K	191

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.
Table 9.1 - Derivative Assets and Liabilities at Fair Value

	December 31, 2021			December 31, 2020
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$561,393	$1,748	($3,319)	$559,596	$2,639	($7,091)
Written options	34,861	—	(1,597)	18,259	—	(735)
Purchased options (1)	137,873	3,585	—	169,995	5,265	—
Futures	126,528	—	—	181,702	—	—
Total interest-rate risk management derivatives	860,655	5,333	(4,916)	929,552	7,904	(7,826)
Mortgage commitment derivatives:
Forward contracts to purchase mortgage loans	7,582	15	(5)	37,122	183	—
Forward contracts to purchase mortgage-related securities	16,605	26	(8)	45,185	203	—
Forward contracts to sell mortgage-related securities	59,469	38	(73)	136,802	2	(759)
Total mortgage commitment derivatives	83,656	79	(86)	219,109	388	(759)
CRT-related derivatives	33,351	15	(37)	28,949	61	(47)
Other	4,335	2	(21)	4,029	2	(16)
Total derivatives not designated as hedges	981,997	5,429	(5,060)	1,181,639	8,355	(8,648)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	154,819	37	(2,689)	180,686	224	(500)
Total derivatives designated as fair value hedges	154,819	37	(2,689)	180,686	224	(500)
Derivative interest receivable (payable)(2)		360	(413)		455	(523)
Netting adjustments(3)		(5,366)	7,880		(7,829)	8,717
Total derivative portfolio, net	$1,136,816	$460	($282)	$1,362,325	$1,205	($954)
(1)Includes swaptions on credit indices with a notional or contractual amount of $9.4 billion and $16.8 billion at December 31, 2021 and December 31, 2020, respectively, and a fair value of $1.0 million and $9.0 million at December 31, 2021 and December 31, 2020, respectively.
(2)Includes other derivative receivables and payables.
(3)Represents counterparty netting and cash collateral netting.
See Note 10 for information related to our derivative counterparties and collateral held and posted.

FREDDIE MAC | 2021 Form 10-K	192

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our consolidated statements of comprehensive income (loss) as investment gains (losses), net.
Table 9.2 - Gains and Losses on Derivatives

	Year Ended December 31,
(In millions)	2021	2020	2019
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$2,851	($1,627)	($3,085)
Written options	(77)	(161)	(235)
Purchased options	(982)	2,404	423
Futures	235	(2,442)	(946)
Total interest-rate risk management derivatives fair value gains (losses)	2,027	(1,826)	(3,843)
Mortgage commitment derivatives	713	(1,856)	(452)
CRT-related derivatives	(41)	163	(1)
Other	30	57	52
Total derivatives not designated as hedges fair value gains (losses)	2,729	(3,462)	(4,244)
Accrual of periodic cash settlements on swaps(1)	(1,578)	(1,576)	(272)
Total	$1,151	($5,038)	($4,516)
(1)Includes interest on variation margin on cleared interest-rate swaps.

FREDDIE MAC | 2021 Form 10-K	193

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

Fair Value Hedges

The table below presents the effects of fair value hedge accounting by consolidated statements of comprehensive income (loss) line, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 9.3 - Gains and Losses on Fair Value Hedges

	Year Ended December 31,
	2021		2020		2019
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented on our consolidated statements of comprehensive income in which the effects of fair value hedges are recorded:	$61,527	($43,947)	$62,340	($49,569)	$72,895	($61,047)

Interest contracts on mortgage loans held-for-investment:
Gain or (loss) on fair value hedging relationships:
Hedged items	(457)	—	5,071	—	4,569	—
Derivatives designated as hedging instruments	529	—	(4,836)	—	(4,309)	—
Interest accruals on hedging instruments	(433)	—	(434)	—	(48)	—
Discontinued hedge related basis adjustment amortization	(1,884)	—	(2,840)	—	(446)	—
Interest contracts on debt:
Gain or (loss) on fair value hedging relationships:
Hedged Items	—	2,698	—	(49)	—	(1,038)
Derivatives designated as hedging instruments	—	(2,895)	—	11	—	1,231
Interest accruals on hedging instruments	—	931	—	835	—	(184)
Discontinued hedge related basis adjustment amortization	—	55	—	60	—	63
The table below presents the hedged item cumulative basis adjustments due to qualifying fair value hedging and the related hedged item carrying amounts by their respective balance sheet line item.
Table 9.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	December 31, 2021
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$855,173	$2,774	$—	$2,774	$—	$—
Debt	(124,235)	2,267	—	(30)	—	—

	December 31, 2020
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$478,077	$5,117	($318)	$5,435	$220,301	$9,112
Debt	(176,512)	(466)	—	(38)	—	—

FREDDIE MAC | 2021 Form 10-K	194

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

NOTE 10
Collateralized Agreements and Offsetting Arrangements
Derivative Portfolio

Our use of cleared derivatives, exchange-traded derivatives, and OTC derivatives exposes us to counterparty credit risk in the event our counterparties fail to meet their contractual obligations. We are required to post margin in connection with our derivatives transactions. The use of cleared and exchange-traded derivatives decreases our credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties. OTC derivatives expose us to the credit risk of individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its obligations.
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
In the event that all of our counterparties for OTC interest-rate swaps and option-based derivatives were to have defaulted simultaneously on December 31, 2021, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $20 million. A significant majority of our net uncollateralized exposure to OTC derivative counterparties is concentrated with four counterparties, all of which were investment grade as of December 31, 2021. We regularly review the market value of securities pledged as collateral and derivative counterparty collateral posting thresholds, where applicable, in an effort to manage our exposure to losses.
Regulations adopted by certain financial institution regulators (including FHFA) that became effective March 1, 2017 require posting of variation margin without the application of any thresholds for OTC derivative transactions executed after that date. However, for OTC derivative transactions executed before March 1, 2017 the amount of collateral we pledge to counterparties related to our derivative instruments is determined after giving consideration to our credit rating. The aggregate fair value of our OTC derivative instruments containing credit-risk related contingent features, netted by counterparty, that were in a liability position on December 31, 2021 was $2.0 billion for which we posted cash and non-cash collateral of $1.9 billion in the normal course of business. A reduction in our credit ratings may trigger additional collateral requirements related to these OTC derivative instruments. If a reduction in our credit ratings had triggered additional collateral requirements related to these OTC derivative instruments on December 31, 2021, the maximum additional collateral we would have been required to post to our counterparties would be $0.1 billion.
Beginning in September 1, 2021, Freddie Mac is subject to new initial margin requirements for OTC derivative transactions. The new initial margin requirements did not have a significant impact on our collateral posting arrangements.
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

FREDDIE MAC | 2021 Form 10-K	195

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total exposure on our forward purchase and sale commitments was $79 million and $388 million at December 31, 2021 and December 31, 2020, respectively.
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
Offsetting of Financial Assets and Liabilities

When we receive cash collateral, we recognize the amount received along with a corresponding obligation to return the collateral. When we post cash collateral, we derecognize the amount posted and record a corresponding asset for our right to receive the return of the collateral. We generally do not recognize or derecognize collateral received or pledged in the form of securities as the transferor in such arrangements does not relinquish effective control over the securities transferred. See Note 9 for additional information on our consolidated balance sheets presentation of collateral related to derivatives transactions. At December 31, 2021 and December 31, 2020, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
We offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell when such amounts meet the conditions for balance sheet offsetting. The table below presents offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements.

FREDDIE MAC | 2021 Form 10-K	196

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

Table 10.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	December 31, 2021
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$5,670	($4,437)	($963)	$270	($250)	$20
Cleared and exchange-traded derivatives	60	(4)	38	94	—	94
Mortgage commitment derivatives	79	—	—	79	—	79
Other	17	—	—	17	—	17
Total derivatives	5,826	(4,441)	(925)	460	(250)	210
Securities purchased under agreements to resell	78,536	(7,333)	—	71,203	(71,203)	—
Total	$84,362	($11,774)	($925)	$71,663	($71,453)	$210
Liabilities:
Derivatives:
OTC derivatives	($7,979)	$4,437	$3,417	($125)	$—	($125)
Cleared and exchange-traded derivatives	(39)	4	22	(13)	13	—
Mortgage commitment derivatives	(86)	—	—	(86)	—	(86)
Other	(58)	—	—	(58)	—	(58)
Total derivatives	(8,162)	4,441	3,439	(282)	13	(269)
Securities sold under agreements to repurchase	(7,333)	7,333	—	—	—	—
Total	($15,495)	$11,774	$3,439	($282)	$13	($269)

	December 31, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$8,566	($5,932)	($1,957)	$677	($648)	$29
Cleared and exchange-traded derivatives	17	—	60	77	—	77
Mortgage commitment derivatives	388	—	—	388	—	388
Other	63	—	—	63	—	63
Total derivatives	9,034	(5,932)	(1,897)	1,205	(648)	557
Securities purchased under agreements to resell	105,003	—	—	105,003	(105,003)	—
Total	$114,037	($5,932)	($1,897)	$106,208	($105,651)	$557
Liabilities:
Derivatives:
OTC derivatives	($8,812)	$5,932	$2,759	($121)	$—	($121)
Cleared and exchange-traded derivatives	(37)	—	26	(11)	—	(11)
Mortgage commitment derivatives	(759)	—	—	(759)	—	(759)
Other	(63)	—	—	(63)	—	(63)
Total derivatives	(9,671)	5,932	2,785	(954)	—	(954)
Securities sold under agreements to repurchase	—	—	—	—	—	—
Total	($9,671)	$5,932	$2,785	($954)	$—	($954)

(1)Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.
(2)Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the consolidated balance sheets.

FREDDIE MAC | 2021 Form 10-K	197

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. We had $1.2 billion and $2.8 billion pledged to us as collateral that was invested as part of our other investments portfolio as of December 31, 2021 and December 31, 2020, respectively.
We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At December 31, 2021 and December 31, 2020, we had $32.7 billion and $85.8 billion, respectively, of securities pledged to us in these transactions. In addition, at both December 31, 2021 and December 31, 2020, we had $0.8 billion of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge.
Collateral Pledged by Freddie Mac
For cash collateral related to commitments and securities purchased under agreements to resell transactions primarily with central clearing organizations, we posted less than $0.1 billion as of December 31, 2021 and $1.3 billion as of December 31, 2020.
The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 10.2 - Collateral in the Form of Securities Pledged

	December 31, 2021
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$—	$—	$161	$161
Trading securities	1,542	7,333	1,115	9,990
Total securities pledged	$1,542	$7,333	$1,276	$10,151

	December 31, 2020
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$121	$—	$345	$466
Trading securities	1,920	—	1,163	3,083
Total securities pledged	$2,041	$—	$1,508	$3,549
(1)Represents debt securities of consolidated trusts held by us in our mortgage-related investments portfolio which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.
(2)Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
The table below presents the underlying collateral pledged and the remaining contractual maturity of our gross obligations under securities sold under agreements to repurchase as of December 31, 2021.
Table 10.3 - Underlying Collateral Pledged

	December 31, 2021
(In millions)	Overnight and Continuous	30 days or Less	After 30 days Through 90 days	Greater Than 90 days	Total
U.S. Treasury securities and other	$—	$3,085	$4,248	$—	$7,333

FREDDIE MAC | 2021 Form 10-K	198

Financial Statements	Notes to the Consolidated Financial Statements | Note 11
NOTE 11
Other Assets and Other Liabilities
The table below presents the components of other assets and other liabilities on our consolidated balance sheets.
Table 11.1 - Significant Components of Other Assets and Other Liabilities

	December 31,
(In millions)	2021	2020
Other assets:
Real estate owned, net	$176	$198
Guarantee assets	5,919	5,509
Servicer receivables	11,571	20,926
Credit enhancement receivables	194	751
Advances of pre-foreclosure costs	974	1,372
Derivative assets, net	460	1,205
All other	10,127	10,538
Total other assets	$29,421	$40,499
Other liabilities:
Guarantee obligations	$5,716	$5,050
Derivative liabilities, net	282	954
All other	5,102	6,242
Total other liabilities	$11,100	$12,246

FREDDIE MAC | 2021 Form 10-K	199

Financial Statements	Notes to the Consolidated Financial Statements | Note 12
NOTE 12
Stockholders' Equity and Earnings Per Share
Senior Preferred Stock

Pursuant to the Purchase Agreement described in Note 2, we issued one million shares of senior preferred stock to Treasury on September 8, 2008, in partial consideration of Treasury's commitment to provide funds to us.
Shares of the senior preferred stock have a par value of $1 and have a stated value and initial liquidation preference of $1 billion, or $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the Purchase Agreement and any quarterly commitment fees that are not paid in cash to Treasury nor waived by Treasury will be added to the liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock also increased by $3.0 billion on December 31, 2017 pursuant to the December 2017 Letter Agreement. Pursuant to the September 2019 Letter Agreement and January 2021 Letter Agreement, increases in the Net Worth Amount, if any, during the immediately prior fiscal quarter have been, or will be, added to the liquidation preference of the senior preferred stock at the end of each fiscal quarter, from September 30, 2019 through the Capital Reserve End Date. During 3Q 2021, our Net Worth Amount increased by $2.9 billion. As a result, the liquidation preference of the senior preferred stock increased to $98.0 billion on December 31, 2021 and will increase to $100.7 billion on March 31, 2022 based on the $2.7 billion increase in our Net Worth Amount during 4Q 2021. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock in limited circumstances. As discussed in Note 2, the quarterly commitment fee has been suspended until the Capital Reserve End Date. By the Capital Reserve End Date, we and Treasury, in consultation with the Chairman of the Federal Reserve, will mutually agree on a periodic commitment fee we will pay for Treasury's remaining funding commitment with respect to the five-year period commencing on the first January 1 after the Capital Reserve End Date.
Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers, and privileges of the Board of Directors. The dividend is presented in the period in which it is determinable for the senior preferred stock, as a reduction to net income (loss) available to common stockholders and net income (loss) per common share. The dividend is declared and paid in the following period and recorded as a reduction to equity in the period declared. There were no cash dividends paid in 2021 or 2020. Dividends paid in cash during 2019 at the direction of the Conservator totaled $3.1 billion. See Note 2 for a discussion of our net worth sweep dividend.
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
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury's funding commitment set forth in the Purchase Agreement; however, we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of accrued and unpaid dividends previously added to the liquidation preference and not previously paid down and quarterly commitment fees previously added to the liquidation preference and not previously paid down. Pursuant to the January 2021 Letter Agreement, we are permitted to issue common stock with aggregate gross proceeds of up to $70 billion after Treasury's exercise in full of its warrant to acquire 79.9% of our common stock and resolution of currently pending material litigation related to our conservatorship and the Purchase Agreement, and we are permitted to use the net proceeds of such issuance(s) to build capital. If we issue any other shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of such issuances must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury's funding commitment. Following the termination of

FREDDIE MAC | 2021 Form 10-K	200

Financial Statements	Notes to the Consolidated Financial Statements | Note 12
Treasury's funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. If, after termination of Treasury's funding commitment, we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be deemed to have been redeemed as of the payment date.
The table below provides a summary of our senior preferred stock outstanding at December 31, 2021.
Table 12.1 - Senior Preferred Stock

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw Adjustments:
2008	1.00	1.00	$1.00	$1,000	$1,000
2017	—	—	—	N/A	3,000
2019	—	—	—	N/A	3,674
2020	—	—	—	N/A	7,217
2021	—	—	—	N/A	11,420
Total non-draw adjustments	1.00	1.00	1.00		26,311
Draw Adjustments:
2008	—	—	—	N/A	13,800
2009	—	—	—	N/A	36,900
2010	—	—	—	N/A	12,500
2011	—	—	—	N/A	7,971
2012	—	—	—	N/A	165
2018	—	—	—	N/A	312
Total draw adjustments	—	—	—		71,648
Total senior preferred stock	1.00	1.00	$1.00		$97,959
No cash was received from Treasury under the Purchase Agreement in 2021 because we had positive net worth at December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021 and, consequently, FHFA did not request a draw on our behalf in 2021. At December 31, 2021, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. The aggregate liquidation preference of the senior preferred stock owned by Treasury was $98.0 billion as of December 31, 2021 and $86.5 billion as of December 31, 2020.
Our quarterly senior preferred stock dividend requirement is currently the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The applicable Capital Reserve Amount is currently the amount of adjusted total capital necessary to meet the capital requirements and buffers set forth in the ERCF. This Capital Reserve Amount will remain in effect until the last day of the second consecutive fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result, we will not have a dividend requirement on the senior preferred stock until we have built sufficient capital to meet the capital requirements and buffers set forth in the ERCF. If, for any reason, we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero.
After the Capital Reserve End Date, our quarterly senior preferred stock dividend requirement will be an amount equal to the lesser of (1) 10% per annum on the then-current liquidation preference of the Senior Preferred Stock and (2) a quarterly amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period after the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we shall have paid in cash full cumulative dividends, the dividend amount will be 12% per annum on the then-current liquidation preference of the senior preferred stock. See Note 2 for additional information.
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

FREDDIE MAC | 2021 Form 10-K	201

Financial Statements	Notes to the Consolidated Financial Statements | Note 12
the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person.
We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock on our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant's exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the shares associated with the warrant are included in the computation of basic and diluted earnings (loss) per share. The weighted average shares of common stock outstanding for the years ended December 31, 2021, 2020, and 2019 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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

FREDDIE MAC | 2021 Form 10-K	202

Financial Statements	Notes to the Consolidated Financial Statements | Note 12
The table below provides a summary of our preferred stock outstanding at their redemption values at December 31, 2021.
Table 12.2 - Preferred Stock

(In millions, except redemption price per share)	Issue Date	Shares Authorized	Shares Outstanding	Total Par Value	Redemption Price per Share	Total Outstanding Balance	Redeemable On or After	OTCQB Symbol
Preferred stock:
1996 Variable-rate(1)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FMCCI
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(2)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FMCKK
1998 Variable-rate(3)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FMCCG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FMCCH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(2)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(2)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FMCCK
1999 Variable-rate(4)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FMCCL
2001 Variable-rate(5)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FMCCM
2001 Variable-rate(6)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FMCCN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FMCCO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FMCCP
2001 Variable-rate(7)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FMCCJ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FMCKP
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(2)
2006 Variable-rate(8)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FMCCS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FMCCT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FMCKO
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FMCKM
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FMCKN
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FMCKL
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FMCKI
2007 Fixed-to-floating rate(9)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FMCKJ
Total, preferred stock		464.17	464.17	$464.17		$14,109
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

FREDDIE MAC | 2021 Form 10-K	203

Financial Statements	Notes to the Consolidated Financial Statements | Note 12
Stock-Based Compensation

Following the implementation of the conservatorship in September 2008, we suspended the operation of and/or ceased making grants under our stock-based compensation plans. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury's prior approval.
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2021 and 2020, except for issuances of treasury stock as reported on our consolidated statements of equity relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. During 2021, the deferral period lapsed on 351 RSUs. At December 31, 2021, no RSUs remained outstanding. In addition, there were 41,160 shares of restricted stock outstanding at both December 31, 2021 and December 31, 2020, respectively. At December 31, 2021, no stock options were outstanding.
Earnings Per Share

During 2021, 2020, and 2019, we had participating securities related to RSUs with dividend equivalent rights that received dividends as declared on an equal basis with common shares but were not obligated to participate in undistributed net losses. These participating securities consisted of vested RSUs that earned dividend equivalents at the same rate when and as declared on common stock.
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
Our diluted earnings per common share is the same as our basic earnings per common share because we had no common equivalent shares outstanding during the periods presented which could have had a dilutive or antidilutive effect.
Dividends and Dividend Restrictions

No common dividends were declared in 2021, 2020, and 2019. No dividends were paid during 2021 and 2020 on the senior preferred stock as a result of the increase in the applicable Capital Reserve Amount pursuant to the September 2019 and January 2021 Letter Agreements. In 2019, we paid dividends of $3.1 billion in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 2021.
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
■    Restrictions Relating to Preferred Stock - Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares outstanding, respectively, as of December 31, 2021. Payment of

FREDDIE MAC | 2021 Form 10-K	204

Financial Statements	Notes to the Consolidated Financial Statements | Note 12
dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock.
Delisting of Common Stock and Preferred Stock from NYSE

On July 8, 2010, we delisted our common stock and 20 previously listed classes of preferred stock from the NYSE as directed by our Conservator.
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

FREDDIE MAC | 2021 Form 10-K	205

Financial Statements	Notes to the Consolidated Financial Statements | Note 13
NOTE 13
Net Interest Income
The table below presents the components of net interest income per our consolidated statements of comprehensive income (loss).
Table 13.1 - Components of Net Interest Income

	Year Ended December 31,
(In millions)	2021	2020	2019
Interest income
Mortgage loans	$59,130	$59,290	$68,583
Investment securities	2,261	2,581	2,737
Other	136	469	1,575
Total interest income	61,527	62,340	72,895
Interest expense
Debt securities of consolidated trusts held by third parties	(42,209)	(46,281)	(53,980)
Debt of Freddie Mac:
Short-term debt	—	(606)	(1,910)
Long-term debt	(1,738)	(2,682)	(5,157)
Total interest expense	(43,947)	(49,569)	(61,047)
Net interest income	17,580	12,771	11,848
Benefit (provision) for credit losses	1,041	(1,452)	746
Net interest income after benefit (provision) for credit losses	$18,621	$11,319	$12,594

FREDDIE MAC | 2021 Form 10-K	206

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

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
The table below presents the components of our federal income tax expense for the past three years. We are exempt from state and local income taxes.
Table 14.1 - Federal Income Tax Expense

	Year Ended December 31,
(In millions)	2021	2020	2019
Current income tax (expense) benefit	($2,617)	($2,493)	($1,018)
Deferred income tax (expense) benefit	(473)	590	(817)
Total income tax (expense) benefit	($3,090)	($1,903)	($1,835)
Income tax expense increased from both 2020 to 2021 and 2019 to 2020 primarily due to an increase in pre-tax book income.
The table below presents the reconciliation between our federal statutory income tax rate and our effective tax rate for the past three years.
Table 14.2 - Reconciliation of Federal Statutory Income Tax Rate to Effective Tax Rate

	Year Ended December 31,
	2021		2020		2019
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory corporate tax rate	($3,192)	21.0%	($1,938)	21.0%	($1,900)	21.0%
Tax-exempt interest	20	(0.2)	25	(0.3)	18	(0.2)
Tax credits	133	(0.9)	55	(0.6)	48	(0.5)
Valuation allowance	(11)	0.1	(4)	0.1	9	(0.1)
Other	(40)	0.3	(41)	0.4	(10)	0.1
Effective tax rate	($3,090)	20.3%	($1,903)	20.6%	($1,835)	20.3%
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

FREDDIE MAC | 2021 Form 10-K	207

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

The table below presents the balance of significant deferred tax assets and liabilities at December 31, 2021 and December 31, 2020. The valuation allowance relates to capital loss carryforwards included in Other items, net that we expect to expire unused.
Table 14.3 - Deferred Tax Assets and Liabilities

	Year Ended December 31,
(In millions)	2021	2020
Deferred tax assets:
Deferred fees	$3,179	$3,354
Basis differences related to derivative instruments	1,629	1,810
Credit related items and allowance for loan losses	815	844
Basis differences related to assets held-for-investment and held-for-sale	544	999
Other items, net	178	134
Total deferred tax assets	6,345	7,141
Deferred tax liabilities:
Unrealized gains related to available-for-sale securities	(79)	(543)
Total deferred tax liabilities	(79)	(543)
Valuation allowance	(52)	(41)
Deferred tax assets, net	$6,214	$6,557
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
Based on all positive and negative evidence available at December 31, 2021, we determined that it is more likely than not that our net deferred tax assets, except for the deferred tax asset related to our capital loss carryforwards, will be realized. A valuation allowance of $52 million has been recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits

We recognize a tax position taken or expected to be taken (and any associated interest and penalties) if it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of December 31, 2021.

FREDDIE MAC | 2021 Form 10-K	208

Financial Statements	Notes to the Consolidated Financial Statements | Note 15
NOTE 15
Segment Reporting
During 2021, our chief operating decision maker began making decisions about allocating resources and assessing segment performance based on two reportable segments, Single-Family and Multifamily. In prior periods, we managed our business based on three reportable segments, Single-Family Guarantee, Multifamily, and Capital Markets. As our mortgage-related investments portfolio has declined over time, our capital markets activities have become increasingly focused on supporting our Single-Family and Multifamily businesses. As a result, we determined that, effective in 2021, our Capital Markets segment should no longer be considered a separate reportable segment, and our chief operating decision maker no longer reviews separate financial results or discrete financial information for our capital markets activities. Substantially all of the revenues and expenses that were previously directly attributable to our Capital Markets segment are now included in our Single-Family segment, while certain administrative expenses and other centrally-incurred costs previously allocated to the Capital Markets segment are now allocated between the Single-Family and Multifamily segments using various methodologies depending on the nature of the expense.
In connection with this change, we also changed the measure of segment profit and loss for each segment to be based on net income and comprehensive income calculated using the same accounting policies we use to prepare our general purpose financial statements in conformity with generally accepted accounting principles. The financial results of each reportable segment include directly attributable revenue and expenses. We allocate interest expense and other funding and hedging-related costs and returns on certain investments to each reportable segment using a funds transfer pricing process. We fully allocate to each reportable segment the administrative expenses and other centrally-incurred costs that are not directly attributable to a particular segment using various methodologies depending on the nature of the expense. As a result, the sum of each income statement line item for the two reportable segments is equal to that same income statement line item for the consolidated entity. We have discontinued the reclassifications of certain activities between various line items that were included in our previous measure of segment profit and loss. Prior period information has been revised to conform to the current period presentation.

Segment	Description
Single-Family
Reflects results from our purchase, securitization, and guarantee of single-family loans, our investments in single-family loans and mortgage-related securities, the management of Single-Family mortgage credit risk and market risk, and any results of our treasury function that are not allocated to each segment.

Multifamily
Reflects results from our purchase, securitization, and guarantee of multifamily loans, our investments in multifamily loans and mortgage-related securities, and the management of Multifamily mortgage credit risk and market risk.

Segment Allocations and Results

The results of each reportable segment include directly attributable revenues and expenses. We allocate interest expense and other funding and hedging-related costs and returns on certain investments to each reportable segment using a funds transfer pricing process. We fully allocate to each reportable segment administrative expenses and other centrally-incurred costs that are not directly attributable to a particular segment using various methodologies depending on the nature of the expense.

FREDDIE MAC | 2021 Form 10-K	209

Financial Statements	Notes to the Consolidated Financial Statements | Note 15
The table below presents the financial results for our Single-Family and Multifamily segments.
Table 15.1 - Segment Financial Results

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
(In millions)
Net interest income	$16,273	$1,307	$17,580	$11,592	$1,179	$12,771	$10,664	$1,184	$11,848
Non-interest income (loss)
Guarantee income	114	918	1,032	112	1,330	1,442	44	1,045	1,089
Investment gains (losses), net	361	2,385	2,746	(112)	1,925	1,813	300	518	818
Other income (loss)	479	114	593	457	176	633	216	107	323
Non-interest income (loss)	954	3,417	4,371	457	3,431	3,888	560	1,670	2,230
Net revenues	17,227	4,724	21,951	12,049	4,610	16,659	11,224	2,854	14,078
Benefit (provision) for credit losses	919	122	1,041	(1,320)	(132)	(1,452)	749	(3)	746
Non-interest expense
Administrative expense	(2,033)	(618)	(2,651)	(2,021)	(514)	(2,535)	(2,061)	(503)	(2,564)
Credit enhancement expense	(1,470)	(48)	(1,518)	(1,036)	(22)	(1,058)	(734)	(15)	(749)
Benefit for (decrease in) credit enhancement recoveries	(523)	(19)	(542)	305	18	323	41	—	41
REO operations income (expense)	(12)	—	(12)	(149)	—	(149)	(229)	—	(229)
Legislated 10 basis point fee expense	(2,342)	—	(2,342)	(1,836)	—	(1,836)	(1,617)	—	(1,617)
Other expense	(695)	(33)	(728)	(686)	(37)	(723)	(616)	(41)	(657)
Non-interest expense	(7,075)	(718)	(7,793)	(5,423)	(555)	(5,978)	(5,216)	(559)	(5,775)
Income (loss) before income tax (expense) benefit	11,071	4,128	15,199	5,306	3,923	9,229	6,757	2,292	9,049
Income tax (expense) benefit	(2,251)	(839)	(3,090)	(1,094)	(809)	(1,903)	(1,370)	(465)	(1,835)
Net income (loss)	8,820	3,289	12,109	4,212	3,114	7,326	5,387	1,827	7,214
Other comprehensive income (loss), net of taxes and reclassification adjustments	(379)	(110)	(489)	104	101	205	472	101	573
Comprehensive income (loss)	$8,441	$3,179	$11,620	$4,316	$3,215	$7,531	$5,859	$1,928	$7,787
We measure total assets for our reportable segments based on the mortgage portfolio for each segment. We operate our business in the U.S. and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the U.S. and its territories.
The table below presents total assets for our Single-Family and Multifamily segments.
Table 15.2 - Segment Assets

(In millions)	December 31, 2021	December 31, 2020
Single-Family	$2,792,224	$2,326,426
Multifamily	414,663	388,347
Total segment assets	3,206,887	2,714,773
Reconciling items(1)	(181,301)	(87,358)
Total assets per consolidated balance sheets	$3,025,586	$2,627,415

(1)Reconciling items include assets in our mortgage portfolio that are not recognized on our consolidated balance sheets and assets recognized on our consolidated balance sheets that are not allocated to the reportable segments.

FREDDIE MAC | 2021 Form 10-K	210

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

NOTE 16
Concentration of Credit and Other Risks
Concentrations of credit risk may arise when we do business with a number of customers or counterparties that engage in similar activities or have similar economic characteristics that make them vulnerable in similar ways to changes in industry conditions, which could affect their ability to meet their contractual obligations. Concentrations of credit risk may also arise when there are a limited number of counterparties in a certain industry. Based on our assessment of business conditions that could affect our financial results, we have determined that concentrations of credit risk exist among certain borrowers (including geographic concentrations), loan sellers and servicers, credit enhancement providers, and other investment counterparties. In the sections below, we discuss our concentration of credit risk for each of the groups to which we are exposed. For a discussion of our derivative counterparties, as well as related master netting and collateral agreements, see Note 10.
Single-Family Mortgage Portfolio

Single-family borrowers are primarily affected by house prices and interest rates, which are influenced by economic factors. Geographic concentrations may increase the exposure of our portfolio to credit risk, as regional economic conditions may affect a borrower's ability to repay and the underlying property value.
The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio as of December 31, 2021 and December 31, 2020, respectively. See Note 4, Note 5, and Note 6 for more information about credit risk associated with single-family loans that we hold or guarantee.
Table 16.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	December 31, 2021			December 31, 2020			2021(1)	2020(1)
(Dollars in billions)	Portfolio UPB(2)	% of Portfolio	SDQ Rate	Portfolio UPB(2)	% of Portfolio	SDQ Rate	Credit Losses Amount	Credit Losses Amount
Region(3):
West	$859	31%	0.92%	$720	31%	2.41%	$—	$—
Northeast	660	24	1.37	549	24	3.16	—	0.2
North Central	416	15	0.98	357	15	2.06	0.1	0.1
Southeast	461	16	1.21	375	16	2.95	—	0.1
Southwest	396	14	1.14	325	14	2.59	—	—
Total	$2,792	100%	1.12	$2,326	100%	2.64	$0.1	$0.4
State:
California	$498	18%	0.99	$424	18%	2.64	$—	$—
Texas	177	6	1.23	145	6	3.11	—	—
Florida	169	6	1.36	135	6	3.70	—	—
New York	121	4	2.07	103	4	4.56	—	0.1
Illinois	109	4	1.44	96	4	2.96	—	0.1
All other	1,718	62	1.03	1,423	62	2.34	0.1	0.2
Total	$2,792	100%	1.12	$2,326	100%	2.64	$0.1	$0.4
(1)Consists of net charge-offs (excluding charge-offs of accrued interest receivable) and REO operations (income) expense.
(2)Excludes $439 million and $505 million in UPB of loans underlying certain securitization products for which data was not available as of December 31, 2021 and December 31, 2020, respectively.
(3)Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
Multifamily Mortgage Portfolio

Numerous factors affect a multifamily borrower's ability to repay and the underlying property value. The most significant factors affecting credit risk are effective rents paid and capitalization rates for the mortgaged property. Effective rents paid vary among geographic regions of the United States. The average UPB for multifamily loans is significantly larger than for single-family loans and, therefore, individual defaults for multifamily borrowers can result in more significant losses.
In the Multifamily mortgage portfolio, the primary concentration of credit risk is based on the legal structure of the investments

FREDDIE MAC | 2021 Form 10-K	211

Financial Statements	Notes to the Consolidated Financial Statements | Note 16
we hold. Our exposure to credit risk in our securitization-related products is minimal, as the expected credit risk is generally absorbed by the subordinate tranches, which are typically sold to third-party investors. As a result, our Multifamily mortgage credit risk is primarily related to loans that have not been securitized.
The table below summarizes the concentration of multifamily loans in our Multifamily mortgage portfolio classified by legal structure, based on UPB.
Table 16.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	December 31, 2021		December 31, 2020
(Dollars in billions)	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
Unsecuritized loans	$22.8	0.04%	$33.4	0.04%
Securitized loans	381.4	0.07	344.1	0.18
Other mortgage-related guarantees	10.5	0.44	10.8	0.06
Total	$414.7	0.08	$388.3	0.16
(1)Based on loans two monthly payments or more delinquent or in foreclosure.
Sellers and Servicers

We acquire a significant portion of our Single-Family and Multifamily loan purchase and guarantee volume from several large sellers. Single-Family top 10 sellers provided 50% and 44% of our purchase and guarantee volume during 2021 and 2020, respectively. None of our Single-Family sellers provided 10% or more of our purchase and guarantee volume during these periods. The table below summarizes the concentration of Multifamily sellers who provided 10% or more of our purchase and guarantee volume during 2021 and 2020.
Table 16.3 - Multifamily Seller Concentration

Multifamily Sellers	2021	2020
Berkadia Commercial Mortgage LLC	15%	14%
CBRE Capital Markets, Inc.	13	16
JLL Real Estate Capital LLC	10	11
Walker & Dunlop LLC	9	10
Other top 10 sellers	32	31
Top 10 Multifamily sellers	79%	82%
We purchase single-family loans from both depository and non-depository sellers. Non-depository institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. Our top five non-depository sellers provided approximately 30% and 26% of our Single-Family purchase volume during 2021 and 2020, respectively.
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
As of December 31, 2021 and December 31, 2020, the UPB of loans subject to our repurchase requests issued to our Single-Family sellers and servicers was approximately $1.3 billion and $0.5 billion, respectively (these figures include repurchase

FREDDIE MAC | 2021 Form 10-K	212

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

requests for which appeals were pending). During 2021 and 2020, we recovered amounts with respect to $1.4 billion and $0.9 billion, respectively, in UPB of loans subject to our repurchase requests.
The ultimate amounts of recovery payments we receive from seller/servicers related to their repurchase obligations may be significantly less than the amount of our estimates of potential exposure to losses. Our expected credit losses for exposure to seller/servicers for their repurchase obligations are considered in our allowance for credit losses. See Note 6 for further information.
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
Significant portions of our single-family and multifamily loans are serviced by several large servicers. The table below summarizes the concentration of Single-Family and Multifamily servicers who serviced 10% or more of our Single-Family mortgage portfolio and Multifamily mortgage portfolio as of December 31, 2021 and December 31, 2020.
Table 16.4 - Servicer Concentration

Single-Family Servicers	December 31, 2021(1)	December 31, 2020(1)
Wells Fargo Bank, N.A.	8%	11%
Other top 10 servicers	39	38
Top 10 Single-Family servicers	47%	49%

Multifamily Servicers(2)	December 31, 2021	December 31, 2020
CBRE Capital Markets, Inc.	16%	17%
Berkadia Commercial Mortgage LLC	14	13
JLL Real Estate Capital LLC	11	11
Other top 10 servicers	39	39
Top 10 Multifamily servicers	80%	80%
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
We utilize both depository and non-depository servicers for single-family loans. Some of these non-depository servicers service a large share of our loans. As of December 31, 2021 and December 31, 2020, approximately 19% and 18% of our Single-Family mortgage portfolio, excluding loans where we do not exercise control over the associated servicing, was serviced by our five largest non-depository servicers, on a combined basis. We routinely monitor the performance of our largest non-depository servicers.
For our mortgage-related securities, we guarantee the payment of principal and interest, and when the underlying borrowers do not pay their mortgages, our Guide generally requires Single-Family servicers to advance the missed mortgage interest payments for up to 120 days. After this time, Freddie Mac will make the missed mortgage principal and interest payments until the mortgages are no longer held by the securitization trust. At the instruction of FHFA, we purchase loans from trusts when they reach 24 months of delinquency, except for loans that meet certain criteria (e.g., permanently modified or foreclosure referral), which may be purchased sooner. Many delinquent loans are purchased from trusts before they reach 24 months of delinquency under one of the exceptions provided. We must obtain FHFA’s approval to implement changes to our policy to purchase loans from trusts. We implemented the 24-month policy on January 1, 2021. Prior to that time, in accordance with FHFA instruction, we generally purchased loans from trusts if they were delinquent for 120 days, subject to certain exceptions.
In addition to principal and interest payments, borrowers are also responsible for other expenses such as property taxes and homeowner's insurance premiums. When borrowers do not pay these expenses, our Guide generally requires Single-Family servicers to advance the funds for these expenses in order to protect or preserve our interest in or legal right to the properties. These advances are ultimately collectible from the borrowers. If the borrowers reperform through loan workout activities, the missed payments and incurred expenses will be collected from them. We will reimburse the servicers for the advanced amounts when uncollected from the borrowers at completion of foreclosures or foreclosure alternatives.
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

FREDDIE MAC | 2021 Form 10-K	213

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

servicers included in the table above present potential operational risk and impact to the borrowers if the servicing needs to be transferred to another servicer. We also rely on master servicers of our multifamily securitization transactions to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed unrecoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk from this source.
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
We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 6 for additional information. As of December 31, 2021, mortgage insurers provided coverage with maximum loss limits of $135.3 billion, for $545.3 billion of UPB, in connection with our Single-Family mortgage portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under other types of insurance. Changes in our expectations related to recovery and collectability from our credit enhancement providers may affect our estimates of expected credit losses, perhaps significantly.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall primary mortgage insurance coverage.
Table 16.5 - Primary Mortgage Insurer Concentration

		Mortgage Insurance Coverage(2)
Mortgage Insurer	Credit Rating(1)	December 31, 2021	December 31, 2020
Arch Mortgage Insurance Company	A	19%	20%
Mortgage Guaranty Insurance Corporation	BBB+	19	18
Radian Guaranty Inc.	BBB+	18	19
Enact(3)	BBB	15	15
Essent Guaranty, Inc.	BBB+	15	16
National Mortgage Insurance Corporation	BBB	13	10
Total		99%	98%
(1)Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of December 31, 2021. Represents the lower of S&P and Moody's credit ratings stated in terms of the S&P equivalent.
(2)Coverage amounts exclude coverage primarily related to certain loans for which we do not control servicing, and may include coverage provided by affiliates and subsidiaries of the counterparty.
(3)Enact was previously known as Genworth Mortgage Insurance Corporation.
As part of our insurance/reinsurance CRT transactions, we regularly obtain insurance coverage from global insurers and reinsurers. These transactions incorporate several features designed to increase the likelihood that we will recover on the claims we file with the insurers and reinsurers. In each transaction, we require the individual insurers and reinsurers to post collateral to cover portions of their exposure, which helps to promote certainty and timeliness of claim payment.
While private mortgage insurance companies are required to be monoline (i.e., to participate solely in the mortgage insurance business, although the holding company may be a diversified insurer), many of our insurers and reinsurers in these transactions participate in multiple types of insurance businesses, which helps diversify their risk exposure.
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

FREDDIE MAC | 2021 Form 10-K	214

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of December 31, 2021 and December 31, 2020, including amounts related to our consolidated VIEs, the balance in our other investments portfolio was $129.7 billion and $163.1 billion, respectively. The balance consists primarily of cash, securities purchased under agreements to resell, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities. As of December 31, 2021, all of our securities purchased under agreements to resell were fully collateralized. As of both December 31, 2021 and December 31, 2020, $0.8 billion of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to greater counterparty credit risk for these institutions.

FREDDIE MAC | 2021 Form 10-K	215

Financial Statements	Notes to the Consolidated Financial Statements | Note 17
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

FREDDIE MAC | 2021 Form 10-K	216

Financial Statements	Notes to the Consolidated Financial Statements | Note 17
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

FREDDIE MAC | 2021 Form 10-K	217

Financial Statements	Notes to the Consolidated Financial Statements | Note 17

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Securities
U.S. Treasury Securities		Quoted prices in active markets	Level 1
Mortgage-related securities	Majority of agency securities	Median of external sources	Level 2
	Certain other agency securities	Single external source	Levels 2 and 3
Certain securities with limited market activity
Discounted cash flows or risk metric pricing.
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
Level 3
Derivatives
Exchange-traded futures		Quoted prices in active markets	Level 1
Interest-rate swaps		Discounted cash flows. Significant inputs include market-based interest rates.	Level 2
Option-based derivatives		Option-pricing models. Significant inputs include interest-rate volatility matrices.	Level 2
Purchase and sale commitments		See Mortgage-related securities	Level 2
Debt
Debt securities of consolidated trusts held by third parties		See Mortgage-related securities	Level 2 or 3
Debt of Freddie Mac		Median of external sources	Level 2
Single external source
Published yield matrices
Mortgage Loans
Single-Family loans	GSE securitization market	Benchmark security pricing for actively traded mortgage-related securities with similar characteristics, adjusting for the value of our guarantee fee and our credit obligation related to performing our guarantee (see Guarantee obligation). The credit obligation is based on: delivery and guarantee fees we charge under current market pricing for loans that qualify under our current underwriting standards (Level 2) and internal credit models for loans that do not qualify under our current underwriting standards (Level 3).	Level 2 or 3
	Whole loan market	Median of external sources, referencing market activity for deeply delinquent and modified loans, where available	Level 3
	Certain held-for-investment	Internal models that estimate the fair value of the underlying collateral for impaired loans. Significant inputs used by our internal models include REO disposition, short sale, and third-party sale values, combined with mortgage loan level characteristics using the repeat housing sales index to estimate the current fair value of the mortgage loan. Significant increases (decreases) in the historical average sales proceeds per mortgage loan in isolation would result in significantly higher (lower) fair value measurements.	Level 3

FREDDIE MAC | 2021 Form 10-K	218

Financial Statements	Notes to the Consolidated Financial Statements | Note 17

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Multifamily loans	Held-for-sale	Discounted cash flows based on observable K Certificate and SB Certificate market spreads	Level 2
	Held-for-investment	Market prices from a third-party pricing service using discounted cash flows incorporating credit spreads for similar loans based on the loan's LTV and DSCR	Level 3
Non-derivative Purchase Commitments
Multifamily loan purchase commitments		See Multifamily loans	Level 2 or 3
Other Assets
Guarantee assets	Single-Family	Median of external sources with adjustments for specific loan characteristics	Level 3
	Multifamily	Discounted cash flows. Significant inputs include current OAS-to-benchmark interest rates for new guarantees. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement.	Level 3
Mortgage servicing rights		Market prices from a third party or internally developed prices using discounted cash flows. Significant inputs include:	Level 3
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

Other Liabilities
Guarantee obligations	Single-Family	Delivery and guarantee fees that we charge under our current market pricing	Level 2
		Internal credit models. Significant inputs include loan characteristics, loan performance, and status information.	Level 3
	Multifamily	Discounted cash flows. Significant inputs are similar to those used in the valuation technique for the Multifamily guarantee assets.	Level 3

FREDDIE MAC | 2021 Form 10-K	219

Financial Statements	Notes to the Consolidated Financial Statements | Note 17
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.
Table 17.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments securities:
Available-for-sale, at fair value	$—	$2,726	$1,286	$—	$4,012
Trading, at fair value:
Mortgage-related securities	—	12,845	3,386	—	16,231
Non-mortgage-related securities	31,780	992	—	—	32,772
Total trading securities, at fair value	31,780	13,837	3,386	—	49,003
Total investments in securities	31,780	16,563	4,672	—	53,015
Mortgage loans:
Held-for-sale, at fair value	—	10,498	—	—	10,498
Other assets:
Guarantee assets, at fair value	—	—	5,919	—	5,919
Derivative assets, net	33	5,416	17	—	5,466
Netting adjustments(1)	—	—	—	(5,006)	(5,006)
Total derivative assets, net	33	5,416	17	(5,006)	460
Non-derivative purchase commitments, at fair value	—	131	—	—	131
All other, at fair value	—	—	84	—	84
Total other assets	33	5,547	6,020	(5,006)	6,594
Total assets carried at fair value on a recurring basis	$31,813	$32,608	$10,692	($5,006)	$70,107
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$910	$184	$—	$1,094
Debt of Freddie Mac, at fair value	—	1,274	110	—	1,384
Other liabilities:
Derivative liabilities, net	—	7,726	23	—	7,749
Netting adjustments(1)	—	—	—	(7,467)	(7,467)
Total derivative liabilities, net	—	7,726	23	(7,467)	282
Non-derivative purchase commitments, at fair value	—	4	—	—	4
All other, at fair value	—	—	1	—	1
Total other liabilities	—	7,730	24	(7,467)	287
Total liabilities carried at fair value on a recurring basis	$—	$9,914	$318	($7,467)	$2,765
Referenced footnote is included after the prior period table.

FREDDIE MAC | 2021 Form 10-K	220

Financial Statements	Notes to the Consolidated Financial Statements | Note 17

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments securities:
Available-for-sale, at fair value:	$—	$13,779	$1,588	$—	$15,367
Trading, at fair value:
Mortgage-related securities	—	14,246	3,259	—	17,505
Non-mortgage-related securities	26,255	698	—	—	26,953
Total trading securities, at fair value	26,255	14,944	3,259	—	44,458
Total investments in securities	26,255	28,723	4,847	—	59,825
Mortgage loans:
Held-for-sale, at fair value	—	14,199	—	—	14,199
Other assets:
Guarantee assets, at fair value	—	—	5,509	—	5,509
Derivative assets, net	—	8,516	63	—	8,579
Netting adjustments(1)	—	—	—	(7,374)	(7,374)
Total derivative assets, net	—	8,516	63	(7,374)	1,205
Non-derivative purchase commitments, at fair value	—	158	—	—	158
All other, at fair value	—	—	108	—	108
Total other assets	—	8,674	5,680	(7,374)	6,980
Total assets carried at fair value on a recurring basis	$26,255	$51,596	$10,527	($7,374)	$81,004
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$2	$203	$—	$205
Debt of Freddie Mac, at fair value	—	2,267	120	—	2,387
Other liabilities:
Derivative liabilities, net	—	9,132	16	—	9,148
Netting adjustments(1)	—	—	—	(8,194)	(8,194)
Total derivative liabilities, net	—	9,132	16	(8,194)	954
Non-derivative purchase commitments, at fair value	—	1	—	—	1
All other, at fair value	—	—	3	—	3
Total other liabilities	—	9,133	19	(8,194)	958
Total liabilities carried at fair value on a recurring basis	$—	$11,402	$342	($8,194)	$3,550
(1)     Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

FREDDIE MAC | 2021 Form 10-K	221

Financial Statements	Notes to the Consolidated Financial Statements | Note 17
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
Table 17.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Year Ended December 31, 2021
	Balance, January 1, 2021	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, December 31, 2021	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2021(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2021
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investments in securities:
Available-for-sale, at fair value	1,588	29	7	—	—	(32)	(306)	—	—	1,286	26	7
Trading, at fair value	3,259	(869)	—	1,536	—	(277)	(83)	—	(180)	3,386	(872)	—
Total investments in securities	4,847	(840)	7	1,536	—	(309)	(389)	—	(180)	4,672	(846)	7
Other assets:
Guarantee assets	5,509	(378)	—	—	1,742	—	(954)	—	—	5,919	(378)	—
Derivative assets	63	(45)	—	—	—	(1)	—	—	—	17	(46)	—
All other, at fair value	108	(9)	—	(6)	19	(8)	(20)	—	—	84	(9)	—
Total other assets	5,680	(432)	—	(6)	1,761	(9)	(974)	—	—	6,020	(433)	—
Total assets	10,527	(1,272)	7	1,530	1,761	(318)	(1,363)	—	(180)	10,692	(1,279)	7

	Balance, January 1, 2021	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, December 31, 2021	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2021(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2021
		Included in Earnings	Included in other comprehensive income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	($27)	$—	($8)	$168	$—	($152)	$—	$—	$184	($16)	$—
Debt of Freddie Mac, at fair value	120	(3)	—	—	1	—	(8)	—	—	110	(3)	—
Total Debt	323	(30)	—	(8)	169	—	(160)	—	—	294	(19)	—
Other liabilities:
Derivative liabilities	16	15	—	—	2	—	(10)	—	—	23	5	—
All other, at fair value	3	(8)	—	7	—	(1)	—	—	—	1	(8)	—
Total other liabilities	19	7	—	7	2	(1)	(10)	—	—	24	(3)	—
Total liabilities	342	(23)	—	(1)	171	(1)	(170)	—	—	318	(22)	—
Referenced footnotes are included after the prior period table.

FREDDIE MAC | 2021 Form 10-K	222

Financial Statements	Notes to the Consolidated Financial Statements | Note 17

	Year Ended December 31, 2020
	Balance, January 1, 2020		Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, December 31, 2020	Change in Unrealized Gains(Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2020(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2020
(In millions)			Included in Earnings	Included in Other Comprehensive Income

Assets
Investments in securities:
Available-for-sale, at fair value	$3,227		$27	($8)	$—	$—	($218)	($344)	$—	($1,096)	$1,588	$15	($38)
Trading, at fair value	2,710		(251)	—	1,555	—	(281)	(77)	—	(397)	3,259	(241)	—
Total investments in securities	5,937	—	(224)	(8)	1,555	—	(499)	(421)	—	(1,493)	4,847	(226)	(38)
Other assets:
Guarantee assets	4,426		250	—	—	1,641	—	(808)	—	—	5,509	250	—
Derivative assets	15		22	—	—	26	—	—	—	—	63	21	—
All other, at fair value	120		(3)	—	(15)	27	(19)	(2)	—	—	108	(3)	—
Total other assets	4,561		269	—	(15)	1,694	(19)	(810)	—	—	5,680	268	—
Total assets	10,498		45	(8)	1,540	1,694	(518)	(1,231)	—	(1,493)	10,527	42	(38)

	Balance, January 1, 2020		Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, December 31, 2020	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2020(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2020
			Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203		$—	$—	$—	$—	$—	$—	$—	$—	$203	$—	$—
Debt of Freddie Mac, at fair value	129		(1)	—	—	4	—	(12)	—	—	120	(1)	—
Total Debt	332		(1)	—	—	4	—	(12)	—	—	323	(1)	—
Other liabilities:
Derivative liabilities	36		(8)	—	—	2	—	(14)	—	—	16	(23)	—
All other, at fair value	1		—	—	1	—	1	—	—	—	3	—	—
Total other liabilities	37		(8)	—	1	2	1	(14)	—	—	19	(23)	—
Total liabilities	369		(9)	—	1	6	1	(26)	—	—	342	(24)	—
(1)Transfers out of Level 3 during 2021 and 2020 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at December 31, 2021 and December 31, 2020, respectively. This amount includes any allowance for credit losses recorded on available-for-sale securities and amortization of basis adjustments.

FREDDIE MAC | 2021 Form 10-K	223

Financial Statements	Notes to the Consolidated Financial Statements | Note 17
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis.
Table 17.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	December 31, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Available-for-sale, at fair value
Mortgage-related securities
	$839	Median of external sources	External pricing sources	$72.8 - $83.7	$77.0
	322	Discounted cash flows	OAS	87 - 198 bps	88 bps
	124	Other
Trading, at fair value
Mortgage-related securities
	2,846	Single external source	External pricing sources	$0.0 - $7,343.1	$396.7
	273	Median of external sources	External pricing sources	$3.8 - $4.4	$4.1
	259	Discounted cash flows	OAS	(339) - 3,000 bps	551 bps
	9	Other
Guarantee assets, at fair value	5,531	Discounted cash flows	OAS	17 - 186 bps	45 bps
	388	Other
Insignificant Level 3 assets(2)	101
Total level 3 assets	$10,692
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	135	Other
Insignificant Level 3 liabilities(2)	183
Total level 3 liabilities	$318
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
(2) Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

FREDDIE MAC | 2021 Form 10-K	224

Financial Statements	Notes to the Consolidated Financial Statements | Note 17

	December 31, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Available-for-sale, at fair value
Mortgage-related securities(2)
	$1,009	Median of external sources	External pricing sources	$70.6 - $81.6	$75.9
	410	Discounted cash flows	OAS	90 - 90 bps	90 bps
	119	Single external source	External pricing sources	$100.9 - $100.9	$100.9
	50	Other
Trading, at fair value
Mortgage-related securities(2)
	2,204	Single external source	External pricing sources	$0.0 - $8,894.6	$947.8
	472	Discounted cash flows	OAS	(951) - 2,910 bps	834 bps
	583	Other
Guarantee assets, at fair value	5,195	Discounted cash flows	OAS	15 - 186 bps	38 bps
	314	Other
Insignificant Level 3 assets(3)	171
Total level 3 assets	$10,527
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$203	Single External Source	External Pricing Sources	$97.3 - $107.0	$101.7
Insignificant Level 3 liabilities(3)	139
Total level 3 liabilities	$342
(1)     Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
(2) Prior periods have been conformed to the current period presentation.
(3) Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

FREDDIE MAC | 2021 Form 10-K	225

Financial Statements	Notes to the Consolidated Financial Statements | Note 17
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
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis.
Table 17.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	December 31, 2021				December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$12	$797	$809	$—	$6	$2,241	$2,247
(1)Includes loans that are classified as held-for-investment and have an allowance for credit losses based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost.
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets measured on our consolidated balance sheets at fair value on a non-recurring basis.
Table 17.5 - Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	December 31, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$797
		Internal model	Historical sales proceeds	$3,956 - $744,000	$221,442
		Internal model	Housing sales index	72 - 439 bps	140 bps
		Median of external sources	External pricing sources	$61.9 - $107.1	$97.3

	December 31, 2020
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$2,241
		Internal model	Historical sales proceeds	$3,001 - $696,004	$202,539
		Internal model	Housing sales index	66 - 345 bps	119 bps
		Median of external sources	External pricing sources	$59.5 - $104.0	$92.1
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

FREDDIE MAC | 2021 Form 10-K	226

Financial Statements	Notes to the Consolidated Financial Statements | Note 17
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
Table 17.6 - Fair Value of Financial Instruments

		December 31, 2021
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$10,150	$10,150	$—	$—	$—	$10,150
Securities purchased under agreements to resell	Amortized cost	71,203	—	78,536	—	(7,333)	71,203
Investments in securities:
Available-for-sale, at fair value	FV - OCI	4,012	—	2,726	1,286	—	4,012
Trading, at fair value	FV - NI	49,003	31,780	13,837	3,386	—	49,003
Total investments in securities		53,015	31,780	16,563	4,672	—	53,015
Mortgage loans:
Loans held by consolidated trusts		2,784,626	—	2,563,588	238,133	—	2,801,721
Loans held by Freddie Mac		63,483	—	35,856	29,803	—	65,659
Total mortgage loans	Various(3)	2,848,109	—	2,599,444	267,936	—	2,867,380
Guarantee assets	FV - NI	5,919	—	—	5,923	—	5,923
Derivative assets, net	FV - NI	460	33	5,416	17	(5,006)	460
Non-derivative purchase and other commitments	FV - NI	131	—	217	—	—	217
Advances to lenders	Amortized cost	4,932	—	—	4,932	—	4,932
Secured lending	Amortized cost	1,263	—	1,187	76	—	1,263
Total financial assets		$2,995,182	$41,963	$2,701,363	$283,556	($12,339)	$3,014,543
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$2,803,054	$—	$2,803,030	$656	$—	$2,803,686
Debt of Freddie Mac		177,131	—	185,793	3,957	(7,333)	182,417
Total debt	Various(4)	2,980,185	—	2,988,823	4,613	(7,333)	2,986,103
Guarantee obligations	Amortized cost	5,716	—	—	6,240	—	6,240
Derivative liabilities, net	FV - NI	282	—	7,726	23	(7,467)	282
Non-derivative purchase and other commitments	FV - NI	13	—	4	101	—	105
Total financial liabilities		$2,986,196	$—	$2,996,553	$10,977	($14,800)	$2,992,730
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.
(3)As of December 31, 2021, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value and FV - NI were $2.8 trillion, $9.3 billion and $10.5 billion, respectively.
(4)As of December 31, 2021, the GAAP carrying amounts measured at amortized cost and FV - NI were $3.0 trillion and $2.5 billion, respectively.

FREDDIE MAC | 2021 Form 10-K	227

Financial Statements	Notes to the Consolidated Financial Statements | Note 17

		December 31, 2020
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3(2)	Netting Adjustments(3)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$23,889	$23,889	$—	$—	$—	$23,889
Securities purchased under agreements to resell	Amortized cost	105,003	—	105,003	—	—	105,003
Investments in securities:
Available-for-sale, at fair value	FV - OCI	15,367	—	13,779	1,588	—	15,367
Trading, at fair value	FV - NI	44,458	26,255	14,944	3,259	—	44,458
Total investments in securities		59,825	26,255	28,723	4,847	—	59,825
Mortgage loans:
Loans held by consolidated trusts		2,273,347	—	2,080,687	262,309	—	2,342,996
Loans held by Freddie Mac		110,541	—	76,917	36,578	—	113,495
Total mortgage loans	Various(4)	2,383,888	—	2,157,604	298,887	—	2,456,491
Guarantee assets	FV - NI	5,509	—	—	5,515	—	5,515
Derivative assets, net	FV - NI	1,205	—	8,516	63	(7,374)	1,205
Non-derivative purchase and other commitments	FV - NI	158	—	246	—	—	246
Advances to lenders	Amortized cost	4,162	—	—	4,162	—	4,162
Secured lending	Amortized cost	1,680	—	1,427	253	—	1,680
Total financial assets		$2,585,319	$50,144	$2,301,519	$313,727	($7,374)	$2,658,016
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$2,308,176	$—	$2,382,157	$852	$—	$2,383,009
Debt of Freddie Mac		284,370	—	286,634	4,088	—	290,722
Total debt	Various(5)	2,592,546	—	2,668,791	4,940	—	2,673,731
Guarantee obligations	Amortized cost	5,050	—	—	5,378	—	5,378
Derivative liabilities, net	FV - NI	954	—	9,132	16	(8,194)	954
Non-derivative purchase and other commitments	FV - NI	20	—	1	307	—	308
Total financial liabilities		$2,598,570	$—	$2,677,924	$10,641	($8,194)	$2,680,371
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
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and debt.
Multifamily Held-for-Sale Loans and Held-for-Sale Commitments

We elected the fair value option for certain fixed-rate multifamily loan purchase commitments and the related loans that were acquired for securitization. We use derivatives to economically hedge the interest rate-related fair value changes and a portion of the spread-related fair value changes of the multifamily commitments and loans for which we have elected the fair value option. These loans are classified as held-for-sale loans on our consolidated balance sheets to reflect our intent to sell in the future and are measured at fair value on a recurring basis, with subsequent gains or losses related to changes in fair value (net

FREDDIE MAC | 2021 Form 10-K	228

Financial Statements	Notes to the Consolidated Financial Statements | Note 17
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
Debt Securities of Consolidated Trusts Held by Third Parties and Debt of Freddie Mac

We elected the fair value option on debt that contains embedded derivatives, including certain STACR and SCR debt notes, and certain other debt issuances. Fair value changes are recorded in investment gains (losses), net, on our consolidated statements of comprehensive income. For debt where we have elected the fair value option, upfront costs and fees are recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities.
The table below presents the fair value and UPB related to certain loans and debt for which we have elected the fair value option. This table does not include interest-only securities related to debt securities of consolidated trusts and debt of Freddie Mac held by third parties with a fair value of $268 million and $173 million and multifamily held-for-sale loan purchase commitments with a fair value of $127 million and $157 million, as of December 31, 2021 and December 31, 2020, respectively.
Table 17.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected

	December 31, 2021			December 31, 2020
(In millions)	Multifamily Held-For-Sale Loans	Debt of Freddie Mac	Debt Securities of Consolidated Trusts Held by Third Parties	Multifamily Held-For-Sale Loans	Debt of Freddie Mac	Debt Securities of Consolidated Trusts Held by Third Parties
Fair value	$10,498	$1,252	$958	$14,199	$2,216	$203
UPB	10,224	1,220	958	13,400	2,189	200
Difference	$274	$32	$—	$799	$27	$3
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in investment gains (losses),net, on our consolidated statements of comprehensive income, related to items for which we have elected the fair value option.
Table 17.8 - Changes in Fair Value under the Fair Value Option Election

	December 31, 2021	December 31, 2020	December 31, 2019
(In millions)	Gains (Losses)
Multifamily held-for-sale loans	($407)	$1,247	$853
Multifamily held-for-sale loan purchase commitments	1,271	2,288	1,913
Debt of Freddie Mac - long term	50	335	136
Debt securities of consolidated trusts held by third parties	17	4	(4)
Changes in fair value attributable to instrument-specific credit risk were not material for the years ended December 31, 2021, 2020 or 2019 for any assets or liabilities for which we elected the fair value option.

FREDDIE MAC | 2021 Form 10-K	229

Financial Statements	Notes to the Consolidated Financial Statements | Note 18
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
In October 2013, defendants filed motions to dismiss the complaint. In October 2014, the District Court granted defendants' motions and dismissed the case in its entirety against all defendants, with prejudice. In November 2014, plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit. In July 2016, the Sixth Circuit reversed the District Court's dismissal and remanded the case to the District Court for further proceedings. In August 2018, the District Court denied the plaintiff's motion for class certification, and in January 2019, the Sixth Circuit denied plaintiff's petition for leave to appeal that decision. On September 17, 2020, the District Court granted a request from the plaintiff for summary judgment and entered final judgment in favor of Freddie Mac and the other defendants. On October 9, 2020, the plaintiff filed a notice of appeal in the Sixth Circuit. On January 27, 2021, Freddie Mac filed a motion to dismiss the appeal, which the Sixth Circuit denied on January 6, 2022.
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
LIBOR Lawsuit

On March 14, 2013, Freddie Mac filed a lawsuit in the U.S. District Court for the Eastern District of Virginia against the British Bankers Association and the 16 U.S. Dollar LIBOR panel banks and a number of their affiliates. The case was subsequently transferred to the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants fraudulently and collusively depressed LIBOR, a benchmark interest rate indexed to trillions of dollars of financial products, and asserts claims for antitrust violations, breach of contract, tortious interference with contract, and fraud. Freddie Mac filed an amended complaint in July 2013, and a second amended complaint in October 2014. In August 2015, the District Court dismissed the portion of our claim related to antitrust violations and fraud and we filed a motion for reconsideration. In March 2016, the District Court granted a portion of our motion, finding personal jurisdiction over certain defendants, and denied the portion of our motion with respect to statutes of limitation for our fraud claims.

FREDDIE MAC | 2021 Form 10-K	230

Financial Statements	Notes to the Consolidated Financial Statements | Note 18
In May 2016, in a related case, the U.S. Court of Appeals for the Second Circuit reversed the District Court's dismissal of certain plaintiffs' antitrust claims and remanded the case to the District Court for consideration of whether, among other things, the plaintiffs are "efficient enforcers" of the antitrust laws. In December 2016, the District Court denied in part and granted in part defendants' renewed motions to dismiss on personal jurisdiction and efficient enforcer grounds. The District Court held that Freddie Mac is an efficient enforcer of the antitrust laws, but dismissed on personal jurisdiction grounds Freddie Mac's antitrust claims against all defendants except HSBC USA, N.A. (HSBC). In February 2017, the District Court effectively dismissed Freddie Mac's remaining antitrust claim against HSBC.
In February 2018, in a related case, the Second Circuit reversed the District Court's dismissal of certain plaintiffs' state law fraud and unjust enrichment claims on statutes of limitations grounds. The Second Circuit also reversed certain aspects of the District Court's personal jurisdiction rulings and remanded with instructions to allow the named appellant to amend its complaint. The District Court subsequently granted in part Freddie Mac's motion for leave to amend its complaint, and Freddie Mac filed its third amended complaint in April 2019. Subsequently, the District Court held that Freddie Mac's fraud claims were not reinstated by the Second Circuit's February 2018 decision.
In December 2021, in a related case, the Second Circuit reversed the District Court’s December 2016 ruling with respect to certain personal jurisdiction issues. While Freddie Mac was not a party to that appeal, this ruling should apply to Freddie Mac’s claims.
At present, Freddie Mac's only remaining causes of action are certain contract-based claims against Bank of America, N.A., Barclays Bank, Citibank, N.A., Credit Suisse, Deutsche Bank, Royal Bank of Scotland, and UBS AG.
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

FREDDIE MAC | 2021 Form 10-K	231

Financial Statements	Notes to the Consolidated Financial Statements | Note 18
FHFA, joined by Freddie Mac and Fannie Mae, moved to dismiss the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case and the other related cases in January 2014. Treasury filed a motion to dismiss the same day. In September 2014, the District Court granted the motions and dismissed the plaintiffs' claims. All plaintiffs appealed that decision, and on February 21, 2017, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part and remanded in part the decision granting the motions to dismiss. The DC Circuit affirmed dismissal of all claims except certain claims seeking monetary damages for breach of contract and breach of implied duty of good faith and fair dealing. In March 2017, certain institutional and class plaintiffs filed petitions for panel rehearing with respect to certain claims. On July 17, 2017, the DC Circuit granted the petitions for rehearing and issued a modified decision, which permitted the institutional plaintiffs to pursue the breach of contract and breach of implied duty of good faith and fair dealing claims that had been remanded. The DC Circuit also removed language related to the standard to be applied to the implied duty claims, leaving that issue for the District Court to determine on remand. On October 16, 2017, certain institutional and class plaintiffs filed petitions for a writ of certiorari in the U.S. Supreme Court challenging whether the prohibition in the Housing and Economic Recovery Act (HERA) on injunctive relief against FHFA bars judicial review of the net worth sweep dividend provisions of the August 2012 amendment to the Purchase Agreement, as well as whether HERA bars shareholders from pursuing derivative litigation where they allege the conservator faces a conflict of interest. The Supreme Court denied the petitions on February 20, 2018. On November 1, 2017, certain institutional and class plaintiffs and plaintiffs in another case in which Freddie Mac was not originally a defendant, Fairholme Funds, Inc. v. FHFA, Treasury, and Federal National Mortgage Association, filed proposed amended complaints in the District Court. Each of the proposed amended complaints names Freddie Mac as a defendant for breach of contract and breach of the covenant of good faith and fair dealing claims as well as for new claims alleging breach of fiduciary duty and breach of Virginia corporate law. On January 10, 2018, FHFA, Freddie Mac, and Fannie Mae moved to dismiss the amended complaints. On September 28, 2018, the District Court dismissed all of the claims except those alleging breach of the implied covenant of good faith and fair dealing. On November 18, 2021, the parties filed a stipulation to dismiss the Arrowood lawsuit without prejudice. On December 7, 2021, the District Court certified three classes in the In Re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations based on share type, including a "Freddie Preferred Class" for holders of Freddie Mac junior preferred stock and a "Freddie Common Class" for holders of Freddie Mac common stock. To be included in one of these classes, shareholders must have held their shares as of December 7, 2021 or acquired their shares after December 7, 2021 and before any final judgment is entered or settlement is reached in the lawsuit. Discovery is ongoing.
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

FREDDIE MAC | 2021 Form 10-K	232

Financial Statements	Notes to the Consolidated Financial Statements | Note 18
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
At present, it is not possible for us to predict the probable outcome of the lawsuits discussed above in the U.S. District Courts and the U.S. Court of Federal Claims (including the outcome of any appeal) or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matters due to a number of factors, including the inherent uncertainty of pre-trial litigation. In addition, with respect to the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case, the plaintiffs have not demanded a stated amount of damages they believe are due.

FREDDIE MAC | 2021 Form 10-K	233

Financial Statements	Notes to the Consolidated Financial Statements | Note 19

NOTE 19
Regulatory Capital
The GSE Act specifies certain capital requirements for us and authorizes FHFA to establish other capital requirements as well as to increase our minimum capital levels or to establish additional capital and reserve requirements for particular purposes. In October 2008, FHFA suspended capital classification of us during conservatorship, in light of the Purchase Agreement. FHFA continues to monitor our capital levels, and we continue to provide quarterly submissions to FHFA on minimum capital in accordance with FHFA guidance.
In May 2017, FHFA, as Conservator, issued guidance to us to evaluate and manage our financial risk and to make economic business decisions, while in conservatorship, utilizing a risk-based CCF, a capital system with detailed formulae provided by FHFA. In December 2020, FHFA published the ERCF, establishing a new regulatory capital framework for Freddie Mac and Fannie Mae. The ERCF, which went into effect in February 2021, has a transition period for compliance. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order, and the compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. In accordance with FHFA guidance, we are transitioning to ERCF to measure and manage risk. Pursuant to the final rule, we are required to comply with the regulatory capital reporting requirements under the ERCF in 2022, with our initial quarterly capital report due by May 30, 2022, 60 days after the last day of the first quarter.
On September 15, 2021, FHFA issued a notice of proposed rulemaking to amend the ERCF. The proposed amendments would refine the PLBA and the capital treatment of CRT transactions. On October 27, 2021, FHFA issued an additional notice of proposed rulemaking to amend the ERCF by introducing additional public disclosure requirements for the Enterprises. On December 16, 2021, FHFA issued a notice of proposed rulemaking that would require Freddie Mac and Fannie Mae to develop, maintain, and submit annual capital plans to FHFA. FHFA is seeking comment on this proposed rule through February 25, 2022.
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

FREDDIE MAC | 2021 Form 10-K	234

Financial Statements	Notes to the Consolidated Financial Statements | Note 19

Performance Against Regulatory Capital Standards

The table below summarizes our net worth and estimated core capital and minimum capital levels reported to FHFA.
Table 19.1 - Net Worth and Minimum Capital

(In millions)	December 31, 2021	December 31, 2020
GAAP net worth (deficit)	$28,033	$16,413

Core capital (deficit)(1)(2)	(44,769)	(56,878)
Less: Minimum capital(1)	24,302	22,694
Minimum capital surplus (deficit)(1)	($69,071)	($79,572)

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
At December 31, 2021, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. As of December 31, 2021, our aggregate funding received from Treasury under the Purchase Agreement was $71.6 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received, and increases in the aggregate liquidation preference of the senior preferred stock related to the increases in our Net Worth Amount since December 2017 that have been permitted pursuant to the Purchase Agreement.

FREDDIE MAC | 2021 Form 10-K	235

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by a company's internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.
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
Because of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2021 based on the COSO criteria (2013 Framework). PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2021 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP's report appears in Financial Statements — Report of Independent Registered Public Accounting Firm.
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

FREDDIE MAC | 2021 Form 10-K	236

Controls and Procedures
assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures.
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. As discussed above, we consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Management's Report on Internal Control Over Financial Reporting, we have one material weakness in internal control over financial reporting as of December 31, 2021 that we have not remediated.
Given the structural nature of this material weakness, we believe it is likely that we will not remediate it while we are under conservatorship. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:
■    FHFA has established the Division of Conservatorship Oversight and Readiness, which is intended to facilitate operation of the company with the oversight of the Conservator.
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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the year ended December 31, 2021 have been prepared in conformity with GAAP.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED DECEMBER 31, 2021
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FREDDIE MAC | 2021 Form 10-K	237

Other Information
Other Information
DIRECTOR ELECTION
On February 7, 2022, Kevin G. Chavers and Luke S. Hayden were elected to our Board of Directors, effective February 15, 2022. Mr. Chavers brings extensive experience in mortgage finance, capital markets, and public policy to the Board of Directors and will serve on our Audit Committee and Nominating and Governance Committee. Mr. Hayden is an experienced executive who brings expertise in residential real estate finance, capital markets, and risk management to the Board of Directors and will serve on our Operations and Technology Committee and Risk Committee.
Mr. Chavers, 58, retired as Managing Director, Global Fixed Income Investment Team, at BlackRock, Inc. in 2021. After joining BlackRock in 2011, he also served as Managing Director, Global Public Policy Group, and Managing Director, BlackRock Solutions, Financial Markets Advisory Group. Prior to joining BlackRock, he held various positions at Morgan Stanley from 2003 to 2011, including Managing Director, Senior Relationship Management and Head, Mortgage Strategy & Execution. Mr. Chavers joined Morgan Stanley from Goldman Sachs & Company, where he was Vice President, Principal Finance Group, Mortgage Securities Department from 1998 to 2003. He had previously held various positions in the U.S. Government from 1989 to 1998, ultimately serving as President of Ginnie Mae from 1995 to 1998. Mr. Chavers began his career as an associate at the law firm of Milbank, Tweed, Hadley & McCloy LLP. He currently serves as an Independent Trustee of Optimum Funds and as a member of the Board of Directors of Toorak Capital Partners, SMBC Americas Holdings, Inc. (SMBC), and Chimera Investment Corporation, Inc. (Chimera). He serves on the Audit Committee of SMBC and as the Chair of the Compensation Committee and a member of the Risk Committee of Chimera.
Mr. Hayden, 65, has been the CEO of Hayden Consulting, a firm that provides consulting services for mortgage banks, commercial banks, thrifts, REITs, and private equity firms, since 2012. He served as Vice Chairman of Residential Mortgage Services Holdings, Inc. from 2013 to 2021. Prior to joining Residential Mortgage Services Holdings, he was President of PHH Mortgage Corporation from 2010 to 2012 and Executive Vice President and Senior Managing Director at GMAC Residential Capital from 2007 to 2008. From 1992 to 2005, he held various positions at JPMorgan Chase & Company and its predecessors, eventually becoming Executive Vice President of Consumer Market Risk Management. Mr. Hayden began his career as a loan officer and loan purchaser at Ralph C. Sutro Company.
Messrs. Chavers and Hayden will receive compensation as non-executive directors of Freddie Mac as described in Directors, Corporate Governance, and Executive Officers – Corporate Governance – Director Compensation.
Freddie Mac will also enter into indemnification agreements with Messrs. Chavers and Hayden, effective as of February 15, 2022, the form of which is filed in the Exhibit Index. For a description of this indemnification agreement, see Directors, Corporate Governance, and Executive Officers – Corporate Governance – Director Compensation – Indemnification.

FREDDIE MAC | 2021 Form 10-K	238

Directors, Corporate Governance, and Executive Officers	Directors

Directors, Corporate Governance, and Executive Officers
DIRECTORS
Election of Directors
As Conservator, FHFA determines the size of the Board of Directors and the scope of its authority. At the start of the conservatorship, FHFA determined that the Board of Directors is to have a Non-Executive Chair and is to consist of a minimum of 9 and not more than 13 directors. FHFA determined that the CEO is the only executive officer permitted to serve as a member of the Board of Directors.
In addition, because FHFA as Conservator has succeeded to the rights of all stockholders of the company, the Conservator elects the directors each year by written consent in lieu of an annual meeting. Accordingly, we will not solicit proxies, distribute a proxy statement to stockholders, or hold an annual meeting of stockholders to elect directors during the conservatorship. Prior to each election by written consent, the Board of Directors identifies director nominees for the Conservator's consideration. When there is a vacancy, the Board of Directors may exercise the authority provided to it by the Conservator to fill such vacancy, subject to review by the Conservator.
On February 7, 2022, the Conservator executed a written consent electing the 13 directors listed below that we submitted for election as members of our Board of Directors. Messrs. Kevin G. Chavers and Luke S. Hayden are newly elected Board members effective February 15, 2022, with all other directors re-elected for another term effective February 15, 2022. See Other Information for additional information.

■	Mark H. Bloom	■	Aleem Gillani	■	Grace A. Huebscher
■	Kathleen L. Casey	■	Mark B. Grier	■	Sara Mathew
■	Kevin G. Chavers	■	Luke S. Hayden	■	Allan P. Merrill
■	Michael J. DeVito	■	Christopher E. Herbert	■	Alberto G. Musalem
■	Lance F. Drummond
We did not submit for election, and FHFA did not elect, Saiyid T. Naqvi, who retired from the Board of Directors on February 7, 2022, the effective date of the Conservator's written consent, because he had reached the age limit set forth in our Corporate Governance Guidelines, or the Guidelines.
See Directors, Corporate Governance, and Executive Officers — Directors — Director Biographical Information for information about each of our current directors and Other Information for information about our two new directors. The terms of the directors elected by FHFA will end on the date the director retires or resigns, the effective date of the Conservator's next election of directors by written consent, or the date of the next annual meeting of our stockholders, whichever occurs first.
Director Criteria, Diversity, Qualifications, Experience, and Tenure
Our Board of Directors seeks candidates for directorship who have achieved a high level of stature, success, and respect in their principal occupations and exemplify high standards of integrity.
We initially selected our directors as candidates because of their character, judgment, experience, and expertise. In selecting candidates, we follow the requirements set forth in our Charter, the Guidelines, and the Corporate Governance Rule. When identifying director nominees, the Nominating and Governance Committee considers, among other factors, the talents and skills then available on the Board of Directors, the continued involvement of incumbent directors in business and professional activities relevant to us, the skills and experience that should be represented on the Board of Directors, and the availability of other individuals with desirable skills to join the Board of Directors. Specifically, the Nominating and Governance Committee seeks candidates that would supplement the knowledge the Board of Directors collectively would have in the areas of business, finance, accounting, risk management, technology (including cybersecurity), public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, and any other areas that may be relevant to our safe and sound operation. We also consider whether a candidate's other commitments, including the number of other board memberships held by the candidate, would permit the candidate to devote sufficient time to the candidate's duties and responsibilities as a director. In addition, our Charter provides that our Board of Directors has at least one person from each of the homebuilding, mortgage lending, and real estate industries and at least one person from an organization representing

FREDDIE MAC | 2021 Form 10-K	239

Directors, Corporate Governance, and Executive Officers	Directors

community or consumer interests or one person who has demonstrated a career commitment to the provision of housing for low-income households.
As set forth in the Guidelines, the Board of Directors seeks to have a diversity of talent, perspectives, experience, and cultures among its members by including minorities, women, and individuals with disabilities, and these are important factors in the Board of Directors’ candidate solicitation and nomination processes. FHFA requires us to ensure, to the maximum extent possible in balance with financially safe and sound business practices, inclusion of minorities, women, and individuals with disabilities in our process of nominating directors, as we do in all of our activities.
Prioritizing diversity as an important part of our candidate solicitation and nomination process has resulted in a Board of Directors with members who have a variety of backgrounds and overall experience. Over half of our directors are women, minorities, or both. Our Non-Executive Chair is a minority woman, and a woman and/or minority serves in a leadership position as the Chair of the Audit, Compensation and Human Capital (CHC), Executive, and Risk Committees. Our Board of Directors also values having a balance of longer-serving directors with institutional knowledge and newer directors that bring fresh perspectives and ideas. The charts below provide information on the composition of our Board of Directors by demographic background and tenure, as of February 15, 2022, and include Messrs. Chavers and Hayden. See Other Information for additional information about our two new directors.
Director Biographical Information
The following summarizes each director's Board service, experience, qualifications, attributes, and/or skills that led to their selection as a director, and provides other biographical information, as of February 9, 2022. For biographical information regarding Messrs. Chavers and Hayden, who will join our Board of Directors effective February 15, 2022, see Other Information.
Mark H. Bloom

Age	Director Since	Freddie Mac Committees		Public Company Directorships
57	November 2019	•	Compensation and Human Capital	None
		•	Executive
		•	Operations and Technology, Chair
		•	Risk
Mr. Bloom is an experienced executive who has held a variety of leadership positions at the intersection of finance, technology, and risk management. He brings technological expertise to drive efficiency and enhance the customer experience to the Board of Directors.
Experience and Qualifications
■    Management Consultant, Operations & Technology (2021-present)
■    Global Chief Technology Officer and a member of the Management Board of Aegon N.V. (2016-2021)
■    Various positions at Citigroup, Inc., including Managing Director, Head of Global Consumer Technology Delivery Services (2007-2016)

FREDDIE MAC | 2021 Form 10-K	240

Directors, Corporate Governance, and Executive Officers	Directors

■    Various positions at JPMorgan Chase & Company, including Senior Vice President, Chase Home Financial Technology (2001-2007)
■    Senior Vice President, eBusiness Solutions at CACI International, Inc. (1999-2001)
Kathleen L. Casey

Age	Director Since	Freddie Mac Committees		Public Company Directorships
55	October 2019	•	Audit	•	None
		•	Nominating and Governance
		•	Operations and Technology
Ms. Casey is an experienced leader with extensive financial regulatory policy experience. She brings high-level regulatory and financial oversight experience as well as a deep understanding of financial markets and governance to the Board of Directors.
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
■    Member of the Financial Accounting Foundation Board of Trustees (2018-present); Chair (2020-present)
■    Member of the Board of Sepio Systems Inc. (2020-present)
■    Member of the International Valuation Standards Council Board of Trustees (2016-present)
■    Member of the Library of Congress Trust Fund Board (2011-present)
■    Chair of the Alternative Investment Management Association Council (2012-2016)
Michael J. DeVito

Age	Director Since	Freddie Mac Committees		Public Company Directorships
57	June 2021	•	Executive	None
Mr. DeVito brings more than 30 years of experience in the mortgage and financial services industries to Freddie Mac and its Board of Directors. He has extensive experience across home lending, including in loan origination, servicing, portfolio management, secondary marketing, credit, and risk management.
Experience and Qualifications
■    Chief Executive Officer of Freddie Mac (2021-present)
■    Various positions with Wells Fargo and Company, including Executive Vice President - Head of Home Lending of Wells Fargo (2017-2020), Head of Home Lending Production (2015-2017), Head of Home Lending Servicing (2013-2015), Head of Default Servicing (2011-2013), Head of Loan Workout (2009-2011), Head of Education Financial Services (2007-2009) and Head of Mortgage Retail Underwriting and Operations (1996-2007)
Lance F. Drummond

Age	Director Since	Freddie Mac Committees		Public Company Directorships
67	July 2015	•	Audit	•	AvidXchange Holdings, Inc.
		•	Compensation and Human Capital, Chair	•	United Community Banks, Inc.
		•	Executive
		•	Operations and Technology
Mr. Drummond is a senior business leader who brings extensive experience, specializing in business transforming strategy development and execution, operations, technology, and process re-engineering to the Board of Directors.
Experience and Qualifications
■    Executive in Residence, Christopher Newport University (2015-2017)

FREDDIE MAC | 2021 Form 10-K	241

Directors, Corporate Governance, and Executive Officers	Directors

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
■    Member of the Board and Executive, Risk, and Talent & Compensation Committees, and Chair of the Nominating and Governance Committee of United Community Banks, Inc. (2018-present)
■    Member of the Board and Compensation and Risk Management Committees of AvidXchange (2020-present)
■    Member of the Board and Conflicts and Management Compensation Committees and Chair of the Audit Committee of the Financial Industry Regulatory Authority (2018-present)
■    Member of the Board and Audit Committee of CurAegis Technologies, Inc. (2018-2020)

Aleem Gillani

Age	Director Since	Freddie Mac Committees		Public Company Directorships
59	January 2019	•	Audit, Chair	None
		•	Compensation and Human Capital
		•	Executive
Mr. Gillani is a seasoned executive with extensive experience at sophisticated financial institutions. He brings a blend of industry, financial, and risk management experience to the Board of Directors.
Experience and Qualifications
■    Various positions with SunTrust Banks, Inc., including Chief Financial Officer and Corporate Executive Vice President, Executive Vice President and Corporate Treasurer, and Senior Vice President and Chief Market Risk Officer (2007-2018)
■    Senior Vice President and Chief Market Risk Officer of PNC Financial Services Group, Inc. (2004-2007)
■    Chief Market Risk Officer of BankBoston and FleetBoston Corp. (1996-2004)
■    Advanced Management Program, Harvard Business School (2003)
■    Member of the Board of SunTrust Robinson Humphrey (2011-2018)
■    Founding Chair of the Market Risk Council for the Risk Management Association (1998)
Mark B. Grier

Age	Director Since	Freddie Mac Committees		Public Company Directorships
69	February 2020	•	Executive	None
		•	Nominating and Governance, Chair
		•	Risk
Mr. Grier is an executive with decades of finance, risk, and capital markets experience and contributes his deep expertise in capital management to the Board of Directors.
Experience and Qualifications
■    Interim Chief Executive Officer of Freddie Mac (2021)
■    Various positions with Prudential Financial, Inc., including Vice Chairman, Member of the Office of the Chairman, and Chief Financial Officer (1995-2019)
■    Various positions with The Chase Manhattan Corporation and its predecessors, including Executive Vice President, Co-Head, Global Markets and Executive Vice President, Global Risk Management (1978-1995)
■    Member of the Board of Trustees of The Geraldine R. Dodge Foundation (2021-present)
■    Chair of the Board of the Global Impact Investing Network (2017-present)
■    Member of the Board of Trustees of Eisenhower Fellowships (2013-present)
■    Member of the Board of Achieve Inc. (2009-2020); Chair (2014-2020)
■    Member of the Board of Trustees of the Tragedy Assistance Program for Survivors (2013-2019)
■    Vice Chair and Member of the Board of Directors of Prudential Financial, Inc. (2008-2019)

FREDDIE MAC | 2021 Form 10-K	242

Directors, Corporate Governance, and Executive Officers	Directors

Christopher E. Herbert

Age	Director Since	Freddie Mac Committees		Public Company Directorships
61	March 2018	•	Compensation and Human Capital	None
		•	Risk
Mr. Herbert is an experienced leader in the governmental and educational sectors and provides the Board of Directors with in-depth knowledge of housing policy, including low-income housing, and urban development, including the financial and demographic dimensions of home ownership.
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
■    Research Director for Harvard University's Joint Center for Housing Studies (2010-2014)
■    Senior Associate at Abt Associates, Inc. (1997-2010)
■    Member of the Board of the Homeownership Preservation Foundation (2011-2019)
■    Member of the Research Advisory Council for the Center for Responsible Lending (2006-2019)
■    Member of the Board of GreenPath Financial Wellness (2017-2019)
■    Member of the Federal Reserve Bank of Boston's Community Development Research Advisory Council (2014-2016)
Grace A. Huebscher

Age	Director Since	Freddie Mac Committees		Public Company Directorships
62	December 2017	•	Executive	None
		•	Nominating and Governance
		•	Operations and Technology
		•	Risk, Chair
Ms. Huebscher is an executive with extensive experience in capital markets and real estate. She brings deep multifamily industry knowledge, entrepreneurial experience, and business savvy to the Board of Directors.
Experience and Qualifications
■    Advisor to Capital One Commercial Bank (2017)
■    President of Capital One Multifamily Finance, LLC (2013-2017)
■    Co-Founder and Chief Executive Officer of Beech Street Capital, LLC (2009-2013)
■    Various positions with Fannie Mae, including Vice President, Capital Markets (1997-2009)
■    Member of the Board of The Kenyon Review (1998-present)
■    Member of the Commercial Board of Governors of the Mortgage Bankers Association (2014-2017)
Sara Mathew

Age	Director Since	Freddie Mac Committees		Public Company Directorships
66	December 2013	•	Executive, Chair	•	Dropbox, Inc.
				•	State Street Corporation
				•	Xos, Inc.
Ms. Mathew is an executive with global financial and general management experience. Ms. Mathew's extensive business, financial, and management experience, and her public company board and audit committee experience, positions her to make valuable contributions to Board oversight of our internal control over financial reporting and compliance matters.
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

FREDDIE MAC | 2021 Form 10-K	243

Directors, Corporate Governance, and Executive Officers	Directors

■    Member of the Board and Audit and Compensation Committees of Dropbox, Inc. (2021-present)
■    Member of the Board and Audit Committee and Chair of the Compensation Committee of Xos, Inc. (formerly NextGen Acquisition Corporation) (2020-present)
■    Member of the Board, Executive and Risk Committees, Chair of the Human Resources Committee, and former member of the Nominating and Corporate Governance Committee of State Street Corporation (2018-present)
■    Member of the Board and Audit Committee of Reckitt Benckiser Group plc (2019-2021)
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
■    Member of the International Advisory Council of Zurich Financial Services Group (2012-2017)
■    Member of the Board of Dun & Bradstreet Corporation (2008-2013)
Allan P. Merrill

Age	Director Since	Freddie Mac Committees		Public Company Directorships
55	September 2020	•	Audit	•	Beazer Homes USA, Inc.
		•	Nominating and Governance
Mr. Merrill is an experienced executive in the homebuilding industry and brings in-depth knowledge of the housing market as well as considerable executive leadership and financial experience to the Board of Directors.
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
■    Various positions with UBS Group AG and its predecessors, including Managing Director and Co-Head of the Global Resources Group (1987-2000)
■    Member of the Board of Builder Homesite, Inc. (2011-present)
■    Member of the Board of the Leading Builders of America (2011-present)
■    Member of the Board of Harvard University's Joint Center for Housing Studies (1992-present)
Alberto G. Musalem

Age	Director Since	Freddie Mac Committees		Public Company Directorships
53	June 2021	•	Compensation and Human Capital	None
		•	Operations and Technology
		•	Risk
Mr. Musalem is a financial executive who brings proven leadership and significant finance, capital markets, economics, and public policy experience to the Board of Directors.
Experience and Qualifications
■    Adjunct Professor at Georgetown University (2022-present)
■    Chief Executive Officer and Co-Founder of Evince Asset Management LP, a quantitative investment manager (2018-present)
■    Executive Vice President of the Federal Reserve Bank of New York (2014-2016)
■    Chairman and Board Member of School the World (2012-2017)
■    Managing Director and Partner of Tudor Investment Corporation (2000-2013)
■    Adjunct Professor at Johns Hopkins University (2007)
■    Economist at the International Monetary Fund (1996-2000)
■    Analyst at Bankers Trust (1995)
■    Analyst at McKinsey & Co. (1994)

FREDDIE MAC | 2021 Form 10-K	244

Directors, Corporate Governance, and Executive Officers	Corporate Governance

CORPORATE GOVERNANCE
Our Corporate Governance Practices
We are committed to best practices in corporate governance. Our Board of Directors has adopted the Guidelines, which embody many of our long-standing practices, policies, and procedures and are available on our website at www.freddiemac.com/governance/pdf/gov_guidelines.pdf. Our Board of Directors reviews the Guidelines annually and regularly assesses them against the regulatory and legislative environment in which we operate as well as evolving best practices.

The Guidelines are designed to provide for effective collaboration between management and the Board of Directors. We have instituted the following specific corporate governance practices:

■    Our Board of Directors has an independent Non-Executive Chair, whose responsibilities include presiding over Board meetings and executive sessions of the non-employee or independent directors.
■    Each of our directors is independent, except for the CEO.
■    Our directors are elected annually.
■    Each of the Audit, CHC, Nominating and Governance, Operations and Technology, and Risk Committees consists entirely of independent directors.
■    Each committee operates pursuant to a written charter that has been approved by the Board of Directors (these charters are available at http://www.freddiemac.com/governance/board-committees.html).
■    Independent directors meet regularly without management.
■    The Board of Directors and each of the Audit, CHC, Nominating and Governance, and Risk Committees conduct an annual self-evaluation, as will the newly formed Operations and Technology Committee.
■    New directors receive a full orientation regarding the company and issues specific to the committees to which they have been appointed.
■    All directors are provided with access to, and are encouraged to utilize, third-party continuing education.
■    Management provides the Board of Directors and its committees with in-depth technical briefings on substantive issues affecting the company.
■    The Board of Directors reviews management talent and succession planning at least annually.
Director Independence and Relevant Considerations
The Nominating and Governance Committee has evaluated the independence of each of our non-employee Board members and has made recommendations to the Board of Directors for determination and approval with respect thereto. For purposes of these determinations, we use the definition of independence set forth in Sections 4 and 5 of the Guidelines and in Section 303A.02 of the NYSE Listed Company Manual. Based on the Nominating and Governance Committee’s evaluation and recommendation, our Board of Directors and, in certain circumstances, consistent with our Guidelines, our non-employee Board members on behalf of the Board of Directors, made the following determinations. The Board of Directors determined that all current non-employee Board members are, and that Messrs. Chavers and Hayden will be, independent, except that Mr. Grier was not considered to be independent during the period he served as our Interim CEO. Mr. DeVito is not considered to be an independent director due to his service as our CEO. With respect to former Board members who served in 2021, Mr. Saiyid T. Naqvi and Mr. Paul T. Schumacher were, and Mr. Brickman (our former CEO) was not determined to be independent.
Our Board of Directors determined that all members of our Audit, CHC, Nominating and Governance, Operations and Technology, and Risk Committees are independent within the meaning of Sections 4 and 5 of the Guidelines and Section 303A.02 of the NYSE Listed Company Manual. Our Board of Directors also determined that: (1) all members of our Audit Committee are independent within the meaning of Exchange Act Rule 10A-3 and Section 303A.06 of the NYSE Listed Company Manual; and (2) all members of our CHC Committee are independent within the meaning of Exchange Act Rule 10C-1 and Section 303A.02(a)(ii) of the NYSE Listed Company Manual.
In determining the independence of each Board member, the Board of Directors reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of the Guidelines, to determine whether those relationships, either individually or in aggregate, would constitute a material relationship between the director and us that would impair the director's judgment as a member of the Board of Directors or create the perception or appearance of such an impairment:
■    Employment Affiliation with the Company - Mr. Grier served as our interim CEO from March 15, 2021 to May 31, 2021. During this period, he was not considered an independent director. After he stepped down as Interim CEO, he returned to being an independent director, consistent with Section 303A.02(b)(i) of the NYSE Listed Company Manual, which does not

FREDDIE MAC | 2021 Form 10-K	245

Directors, Corporate Governance, and Executive Officers	Corporate Governance

preclude a director from being found independent after service as an interim CEO ends as the compensation he received during such service did not constitute a material relationship that would impair Mr. Grier's independence as our director.
■    Employment Affiliations with Business Partners - Mr. Herbert is, and Mr. Bloom was, employed by organizations that engage or have engaged in business with us resulting in payments between us and such organizations. Under the Guidelines, no specific independence determination is required with respect to these payments because they do not exceed the greater of $1 million or 2% of the firm's consolidated gross revenues for each of the last three fiscal years. After considering the nature and extent of the specific relationships between these organizations and us, our Board of Directors concluded that the business relationships do not constitute material relationships between either Mr. Bloom or Mr. Herbert and us that would impair their respective independence as our directors.
Immediate family members of Messrs. Chavers and Hayden and Ms. Huebscher are employed by companies that engage or have engaged in business with us resulting in payments between us and such companies. After considering the nature and extent of the specific relationships between the companies and the immediate family members, and between the companies and Freddie Mac, our Board of Directors concluded that these business relationships do not constitute a material relationship that would impair Messrs. Chavers, Hayden, or Ms. Huebscher's independence as our directors.
■    Employment Affiliations with Competitors - An immediate family member of Ms. Huebscher is employed by a company that is a competitor of Freddie Mac. After considering the nature and extent of the specific relationship between the competitor and the immediate family member and between the competitor and Freddie Mac, our Board of Directors concluded that the business relationship does not constitute a material relationship that would impair Ms. Huebscher's independence as our director.
■    Board Memberships with Business Partners - Messrs. Chavers, Drummond, and Merrill serve as directors of other organizations that engage in business with us resulting in payments between us and such organizations. After considering the nature and extent of the specific relationship between each of those organizations and us, and the fact that these Board members are directors of these other organizations rather than employees, our Board of Directors concluded that those business relationships do not constitute material relationships that would impair their independence as our directors.
■    Financial Relationships with Business Partners - Messrs. Bloom, Gillani, Grier, and Hayden each own stock in companies with which we conduct significant business, and such ownership represents a material portion of their respective net worth. To eliminate any potential conflict of interest that might arise as a result of their respective stock ownership, we have established mechanisms pursuant to which they will be recused from discussing and acting upon any matters considered by the Board of Directors or any of the committees of which they are or were a member and that directly relate to the company in which they have such stock ownership. In situations where matters are frequently presented to the Board of Directors regarding these companies, we have established formal recusal arrangements. The Audit Committee Chair, in consultation with the Non-Executive Chair, addresses any questions regarding whether recusal from a particular discussion or action is appropriate.
    In evaluating the independence of Messrs. Bloom, Gillani, Grier, and Hayden in light of their stock ownership of our business partners, our Board of Directors considered the nature and extent of our business relationships with such business partners and any potential impact that their respective stock ownership may have on their independent judgment as our directors, taking into account the relevant recusal mechanisms. Our Board of Directors concluded that these mechanisms addressed any actual or potential conflicts of interest with respect to the stock ownership. Accordingly, our Board of Directors concluded that the stock ownership of our business partners by Messrs. Bloom, Gillani, Grier, and Hayden do not constitute material relationships that would impair their independence as our directors.

FREDDIE MAC | 2021 Form 10-K	246

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Board of Directors and Board Committee Information
Authority of the Board of Directors and Board Committees

The directors serve on behalf of, and exercise authority as directed by, the Conservator and owe their fiduciary duties of care and loyalty to the Conservator. Although the Conservator has provided authority for the Board of Directors and its committees to function in accordance with the duties and authorities set forth in applicable statutes, regulations, guidance, orders, and directives, and our Bylaws and committee charters, the Conservator has reserved certain powers of approval for itself. The Conservator provided instructions to the Board of Directors in 2008, 2012, and 2017 to consult with and obtain the Conservator's decision before taking certain actions.
The Conservator's instructions as currently revised require that we obtain the Conservator's decision before taking action on any matters that require the consent of or consultation with Treasury under the Purchase Agreement. See Note 2 for a list of matters that require the approval of Treasury under the Purchase Agreement.
The Conservator's revised instructions also require us to obtain the Conservator's decision before taking action in the areas identified in the table below. For some matters, the Conservator's revised instructions specify that our Board of Directors must review and approve the matter before we request the Conservator's decision, and for other matters the Board of Directors is expected to determine the appropriate level of FHFA's engagement.

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

In addition, FHFA requires us to provide it with timely notice of: (1) activities that represent a significant change in current business practices, operations, policies, or strategies not otherwise addressed in the Conservator decision items referenced above; (2) exceptions and waivers to aligned requirements, policies, frameworks, standards, or products if not otherwise submitted to FHFA for Conservator approval as required above; and (3) accounting error corrections to previously issued financial statements that are not de minimis. FHFA will then determine whether any such items require Conservator approval. For more information on the conservatorship, see MD&A — Conservatorship and Related Matters.

FREDDIE MAC | 2021 Form 10-K	247

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Board Committees

The Board of Directors has six standing committees: Audit, CHC, Executive, Nominating and Governance, Operations and Technology, and Risk. All standing committees, other than the Executive Committee, meet regularly and are chaired by, and consist entirely of, independent directors. The Committees perform essential functions on behalf of the Board of Directors. The Committee Chairs review and approve agendas for all meetings of their respective Committees. Charters for the standing committees describe each committee's responsibilities and have been adopted by the Board of Directors and approved by the Conservator. These charters are available on our website at http://www.freddiemac.com/governance/board-committees.html. The membership of each committee as of February 9, 2022, except as otherwise noted below, and the number of meetings held by each committee in 2021 are set forth below, together with a description of the primary responsibilities of each committee.

Committee	Meetings in 2021	Chair	Members

Audit Committee	10 Committee meetings	Aleem Gillani	•	Kathleen L. Casey
			•	Kevin G. Chavers(1)
			•	Lance F. Drummond
			•	Allan P. Merrill

Compensation and Human Capital Committee	8 Committee meetings	Lance F. Drummond	•	Mark H. Bloom
			•	Aleem Gillani
			•	Christopher E. Herbert
			•	Alberto G. Musalem

Executive Committee	None	Sara Mathew	•	Mark H. Bloom
			•	Michael J. DeVito
			•	Lance F. Drummond
			•	Aleem Gillani
			•	Mark B. Grier
			•	Grace A. Huebscher

Nominating and Governance Committee	7 Committee meetings	Mark B. Grier	•	Kathleen L. Casey
			•	Kevin G. Chavers (1)
			•	Grace A. Huebscher
			•	Allan P. Merrill

Operations and Technology (established in October 2021)	1 Committee meeting	Mark H. Bloom	•	Kathleen L. Casey
			•	Lance F. Drummond
			•	Luke S. Hayden(1)
			•	Grace A. Huebscher
			•	Alberto G. Musalem

Risk Committee	7 Committee meetings	Grace A. Huebscher	•	Mark H. Bloom
			•	Mark B. Grier
			•	Luke S. Hayden(1)
			•	Christopher E. Herbert
			•	Alberto G. Musalem

FREDDIE MAC | 2021 Form 10-K	248

Directors, Corporate Governance, and Executive Officers	Corporate Governance

(1)Mr. Chavers will join the Audit and Nominating and Governance Committees and Mr. Hayden will join the Operations and Technology and Risk Committees, effective February 15, 2022.
Audit Committee
The Audit Committee provides oversight of the company's accounting and financial reporting and disclosure processes, the adequacy of the systems of disclosure and internal control established by management, and the audit of the company's financial statements. Among other things, the Audit Committee: (1) appoints the independent auditor and evaluates its independence and performance; (2) reviews the audit plans for and results of the independent audit and internal audits; and (3) reviews reports related to processes established by management to provide compliance with legal and regulatory requirements. The Audit Committee's activities during 2021 with respect to the oversight of the independent auditor are described in more detail in Principal Accounting Fees and Services — Approval of Independent Auditor Services and Fees. The Audit Committee also periodically reviews the company's guidelines and policies governing the processes for assessing and managing the company's risks and generally reviews the company's major financial risk exposures and the steps taken to monitor and control such exposures. The Audit Committee also approves all decisions regarding the appointment, removal, and compensation of the General Auditor, who reports independently to the Audit Committee, as well as the annual incentive funding level for our Internal Audit division.
Our Audit Committee satisfies the definition of "audit committee" in Exchange Act Section 3(a)(58)(A) and the requirements of Exchange Act Rule 10A-3. Although our stock is no longer listed on the NYSE, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those relating to audit committees, continue to apply to us because they are incorporated by reference in the Corporate Governance Rule. Our Audit Committee satisfies the "audit committee" requirements in Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual. The Board of Directors has determined that all members of our Audit Committee are independent and that Mr. Gillani, a member of the Audit Committee since January 2019 and its current chair, meets the definition of an "audit committee financial expert" under SEC regulations.
Compensation and Human Capital Committee
The CHC Committee oversees the company's compensation and benefits policies and programs, as well as other human capital processes, including: (1) an annual review of talent development programs and initiatives, including succession planning; (2) oversight of our diversity and inclusion programs and policies, and related management strategies; and (3) the design and execution of initiatives to strengthen our culture. The company's processes for consideration and determination of executive compensation, and the role of the CHC Committee in those processes, are further described in Executive Compensation — CD&A. The CHC Committee Report is included in Executive Compensation — CD&A — Compensation and Human Capital Committee Report.
Although the CHC Committee plays a significant role in considering and recommending executive compensation, FHFA is actively involved in determining such compensation in its role as our Conservator and as our regulator. The CHC Committee's authority and flexibility is, therefore, subject to certain limitations as discussed in Executive Compensation – CD&A – Other Executive Compensation Considerations – Legal, Regulatory, and Conservator Restrictions on Executive Compensation.
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
The CHC Committee consists entirely of independent directors. None of the members of the CHC Committee during 2021 were officers or employees of Freddie Mac or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.
Executive Committee
The Executive Committee consists of the Non-Executive Chair, the chair of each other standing committee, and our CEO. It consists of independent directors, with the exception of our CEO, and is authorized to exercise the corporate powers of the Board of Directors between Board meetings, except for those powers reserved to the Board of Directors by our Charter and Bylaws or otherwise.
Nominating and Governance Committee
The Nominating and Governance Committee, which consists entirely of independent directors, oversees the company's corporate governance, including reviewing the company's Bylaws and the Guidelines. The Nominating and Governance Committee also assists the Board of Directors and its committees in conducting annual self-evaluations and identifying qualified individuals to become directors; reviews Board member independence and qualifications and recommends membership of the committees of the Board of Directors; and reviews potential conflicts of interest for members of senior management as well as certain related person transactions.

FREDDIE MAC | 2021 Form 10-K	249

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Operations and Technology Committee
The Operations and Technology Committee, which was established in October 2021 and consists entirely of independent directors, has responsibility for overseeing the development and execution of our enterprise information, operations, and technology strategies and information and operational resiliency programs. Specifically, the Operations and Technology Committee oversees: (1) our information, operations, and technology strategies and planning, and the implementation of technology initiatives critical to the achievement of our mission, strategy and business objectives; (2) in conjunction with the Risk Committee, our management of information (including cybersecurity), technology, and operational resiliency risk, including the possibility that these risks will adversely affect the achievement of our mission and business objectives; and (3) our information (including cybersecurity and information security) and operational resiliency programs, including risk and controls. The Operations and Technology Committee also reviews capabilities for and adequacy of resources allocated to operations and technology and monitors and evaluates trends in technology that may affect our strategy and business objectives. See Directors, Corporate Governance, and Executive Officers — Board of Directors and Board Committee Information — Additional Board Oversight of Information and Cybersecurity Operations for additional information.
Risk Committee
The Risk Committee, which consists entirely of independent directors, oversees on an enterprise-wide basis the company's risk management framework, including credit risk, market risk, liquidity risk, operational risk, and enterprise-wide strategic risk. The Risk Committee reviews and recommends the company's enterprise risk policy and Board-level risk appetite metrics and limits to the Board of Directors for approval and, among other responsibilities, reviews significant: (1) enterprise risk exposures; (2) risk management strategies; (3) results of risk management reviews and assessments; and (4) emerging risks. The Risk Committee also approves all decisions regarding the appointment or removal of the CRO, and the CRO reports independently to the Risk Committee.
Additional Board Oversight of Information and Cybersecurity Operations
The Board of Directors and the Operations and Technology and Risk Committees oversee the company's information and cybersecurity operations by receiving periodic reports from the Chief Information Officer and other key officers. These updates include information regarding management's ongoing efforts to manage cybersecurity risk and the steps management has taken to address and mitigate the evolving cybersecurity threat environment. In addition, the Risk Committee receives updates regarding any assessments by external parties about the company's cybersecurity program. Senior management discusses cybersecurity developments with the Chairs of the Operations and Technology Committee and the Risk Committee and other Board members between Board and Board committee meetings, as necessary. Additionally, certain Board members are involved in, and have an opportunity to provide feedback on management's participation in, internal cybersecurity incident simulations, including tabletop exercises relating to cyber-attacks, ransomware, and other security events. Members of the Board of Directors also receive reports from management regarding certain internal and industry-wide trends and exercises relating to these matters to assist with their oversight responsibilities. The company has procedures to escalate information regarding certain cybersecurity incidents to the appropriate Board members in a timely fashion. The Board of Directors and its committees also have authority, as they deem appropriate to fulfill Board or Board committee responsibilities, to engage outside consultants or advisors, including technology and cybersecurity experts, and evaluate the company's information security program. See MD&A — Risk Management — Overview for more information on the Board of Directors' role in risk oversight.

FREDDIE MAC | 2021 Form 10-K	250

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Board Leadership Structure
The leadership structure established by the Conservator requires that the positions of CEO and chair of the Board of Directors be held by different individuals. In addition, FHFA's Corporate Governance Rule requires that the position of chair of the Board of Directors be filled by an independent director as defined under the rules of the NYSE.
Communications with Directors
Interested parties wishing to communicate any concerns or questions about Freddie Mac to the Board of Directors or its members may do so by U.S. mail, addressed to the Corporate Secretary, Freddie Mac, 8200 Jones Branch Drive, McLean, VA 22102-3110 or by email at boardofdirectors@freddiemac.com. Communications may be directed to the Non-Executive Chair, to any other director or directors, or to groups of directors, such as the independent or non-employee directors.
Codes of Conduct
We have separate codes of conduct for our employees and Board members. The employee code of conduct serves as the code of ethics for senior executives and financial officers. All employees, including senior executives and financial officers, are required to sign an annual acknowledgment that they have read the employee code of conduct and agree to abide by it and will report suspected deviations from the employee code of conduct. When joining our Board of Directors, our directors acknowledge that they have reviewed and understand the director code of conduct and agree to be bound by its provisions, and each director re-executes such confirmation annually.
Copies of our employee and director codes of conduct are available, and any amendments or waivers that would be required to be disclosed are posted, on our website at www.freddiemac.com/governance/code-conduct.html.
Director Compensation
Non-employee Board members receive compensation in the form of cash retainers, paid on a quarterly basis. Non-employee directors are also reimbursed for reasonable out-of-pocket costs for attending meetings of the Board of Directors or a Board committee of which they are a member and for other reasonable expenses associated with carrying out their responsibilities as directors.
Our directors are compensated entirely in cash because the Purchase Agreement prohibits us from issuing any shares of our equity securities without the prior written consent of Treasury. See Executive Compensation — CD&A — Overview of Executive Management Compensation Program. Unlike compensation for our executive officers, there is no provision in the director compensation program for pay that varies depending on business results. Although such incentive compensation is deemed appropriate to give management strong incentives to devise and execute business plans and achieve positive financial results, it is viewed as inconsistent with the oversight role of directors.
2021 Non-Employee Director Compensation Levels

Board compensation levels during conservatorship are shown in the table below.
Table 60 - Board Compensation Levels

Board Service	Cash Compensation
Annual Retainer for Non-Executive Chair	$290,000
Annual Retainer for Non-Employee Directors (other than the Non-Executive Chair)	160,000
Committee Service	Cash Compensation
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Risk)	10,000
Annual Retainer for Audit Committee Members	10,000

FREDDIE MAC | 2021 Form 10-K	251

Directors, Corporate Governance, and Executive Officers	Corporate Governance

2021 Director Compensation

The following table summarizes the 2021 compensation earned by all persons who served as a non-employee director during 2021.
Table 61 - Director Compensation

Non-Employee Director	Fees Earned or Paid in Cash(1)	Total
Sara Mathew	$290,000	$290,000
Mark H. Bloom(2)	162,391	162,391
Kathleen L. Casey	170,000	170,000
Lance F. Drummond	180,000	180,000
Aleem Gillani	185,000	185,000
Mark B. Grier(3)	125,631	125,631
Christopher E. Herbert	160,000	160,000
Grace A. Huebscher	170,000	170,000
Allan P. Merrill	170,000	170,000
Alberto G. Musalem(4)	86,154	86,154
Saiyid T. Naqvi(5)	175,000	175,000
Paul T. Schumacher(5)	18,417	18,417
(1)We do not have pension or retirement plans for our non-employee directors, and all compensation is paid in cash with no other compensation paid. Therefore, we have omitted the "Change in Pension Value and Non-qualified Deferred Compensation Earnings" and "All Other Compensation" columns.
(2)Reflects partial annual compensation for service as Chair of the Operations and Technology Committee. The committee was created, and Mr. Bloom became Chair, in October 2021.
(3)Mr. Grier served as our Interim Chief Executive Officer from March 15, 2021 to May 31, 2021. The amounts for Mr. Grier reflect the compensation that he received as a non-employee director before and after his service as our Interim Chief Executive Officer. During the period he served as our Interim Chief Executive Officer, he was paid as an officer of the Company and did not receive compensation as a non-employee director. See Summary Compensation Table for additional information.
(4)Mr. Musalem joined the Board of Directors in June 2021.
(5)Mr. Schumacher left the Board of Directors in February 2021; Mr. Naqvi left in February 2022.
Indemnification

We have made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see Executive Compensation — CD&A — Written Agreements Relating to NEO Employment — Indemnification Agreements.

FREDDIE MAC | 2021 Form 10-K	252

Directors, Corporate Governance, and Executive Officers	Executive Officers

EXECUTIVE OFFICERS
As of February 9, 2022, our executive officers are as follows:
Michael J. DeVito

Age	Year of Affiliation	Position
57	2021	Chief Executive Officer
Mr. DeVito has served as our CEO and a member of our Board of Directors since June 2021. See Directors, Corporate Governance, and Executive Officers —Directors — Director Biographical Information for a biography of Mr. DeVito.
Michael T. Hutchins

Age	Year of Affiliation	Position
66	2013	President
Mr. Hutchins has served as our President since December 2020 after serving as our interim President beginning in November 2020. In this role, he oversees the company's Single-Family, Multifamily, Investments and Capital Markets, Enterprise Operations and Technology, and Administration divisions. In addition, since the departure of the head of the Multifamily division in December 2021, he has actively managed that division. He previously served as EVP - Investments and Capital Markets from January 2015 to November 2020 and as SVP - Investments and Capital Markets from July 2013 to January 2015. From 2007 to 2013, prior to joining Freddie Mac, Mr. Hutchins was Co-Founder and Chief Executive Officer of PrinceRidge, a financial services firm. Prior to founding PrinceRidge, he was with UBS Group AG from 1996 to 2007, holding a variety of senior management positions, including the Global Head of the Fixed Income Rates & Currencies Group. Prior to UBS, Mr. Hutchins worked at Salomon Brothers, Inc. from 1986 to 1996, where he held a number of management positions, including Co-Head of Fixed Income Capital Markets.
Christian M. Lown

Age	Year of Affiliation	Position
52	2020	Executive Vice President & Chief Financial Officer
Mr. Lown has served as our EVP & Chief Financial Officer since June 2020. In this role, he is responsible for the company's accounting, capital oversight, ESG, financial controls, financial planning and reporting, investor relations, procurement, and tax. Mr. Lown joined Freddie Mac from Navient Corporation where he served as Executive Vice President and Chief Financial Officer from March 2017 to June 2020. Prior to that, he served as Managing Director of the Financial Institutions Group and Co-Head of Global Financial Technology, North America Banks, and Diversified Finance at Morgan Stanley from 2006 to 2017; Director, Financial Institutions Group, at UBS AG from 2003 to 2006; and Associate, Financial Institutions Group, at Credit Suisse First Boston from 2001 to 2003.
Donna M. Corley

Age	Year of Affiliation	Position
48	1995	Executive Vice President - Single-Family Business
Ms. Corley has served as our EVP - Single-Family Business since February 2020 after serving as SVP & Interim Head of Single-Family from November 2019 to February 2020. In this role, she is responsible for managing our relationships with our Seller/Servicers, the performance of our guarantee book of business, and all sourcing, servicing, risk management, and business operations. Previously, she served as SVP & Chief Risk Officer of Single-Family Business, where she led the team responsible for analyzing and managing the risks that affect Freddie Mac's Single-Family business. She joined Freddie Mac in 1995 as a research analyst and since then has held various portfolio manager positions within the Investment and Capital Markets division and has also led Freddie Mac’s credit pricing, risk transfer, and securitization teams.
John Glessner

Age	Year of Affiliation	Position
49	2010	Senior Vice President - Investments and Capital Markets
Mr. Glessner has served as our SVP - Investments and Capital Markets since April 2021. In this role, he is responsible for managing our liquidity, financing, securitization, and derivative activities as well as our portfolio of single-family mortgage

FREDDIE MAC | 2021 Form 10-K	253

Directors, Corporate Governance, and Executive Officers	Executive Officers

securities and loan investments. Previously, he served as our Senior Vice President of Asset and Liability Management and Treasurer where he was responsible for overseeing our corporate treasury function, liquidity management, and interest-rate hedging activities. He also oversaw the Capital Markets division's counterparty credit risk activities and secured lending to our investors and customers. He previously worked in the Securities Sales & Trading Group and on the Collateralized Mortgage Obligation (CMO) and Cash Window desks, among other areas. Prior to re-joining Freddie Mac in 2010, he held various trading positions at the Friedman, Billings, Ramsey Group and GMAC ResCap.
Anil D. Hinduja

Age	Year of Affiliation	Position
58	2015	Executive Vice President - Chief Risk Officer
Mr. Hinduja has served as our EVP - Chief Risk Officer and head of Enterprise Risk Management since July 2015. In this role, he is responsible for the company's enterprise-wide risk framework and providing overall direction and leadership for the risk function. He joined Freddie Mac from Barclays PLC, where he served in increasingly broader risk management roles beginning in 2009, including Chief Risk Officer for Barclays Africa Group Limited, Group Credit Director for Retail Credit Risk, and Chief Risk Officer for Barclays' retail bank in the U.K. Prior to joining Barclays, he spent 19 years at Citigroup in diverse roles with increasing responsibility across finance, operations, sales and distribution, business, and risk management in global consumer businesses. These included Director for Global Consumer Credit Risk, Chief Risk Officer for the North America Consumer Lending Group, and President and CEO of Citi Home Equity.
Frank Nazzaro

Age	Year of Affiliation	Position
60	2018	Executive Vice President - Enterprise Operations & Technology
Mr. Nazzaro has served as our EVP - Enterprise Operations & Technology (EO&T) since April 2021 after serving as Chief Information Officer from October 2019 to April 2021, and Acting Chief Information Officer from May 2019 to October 2019. He provides corporate-wide leadership for the company’s technology strategy. Mr. Nazzaro is an accomplished senior technology executive with more than 20 years of experience in the financial services industry. With an in-depth knowledge in infrastructure and applications, he brings a wealth of experience in transformational IT activities and strong leadership capabilities essential to EO&T’s strategic initiatives, including Cloud migration, Modern Delivery, and Employee Technology Experience. He joined Freddie Mac in 2018 as Senior Vice President and Chief Technology Officer leading Enterprise Technology Solutions. From 2016 to 2018, he was Group Vice President and CTO for Travelport LLC, where he led Cloud Architecture, Infrastructure, and Operations globally. From 2012 to 2016, he was CTO at CIT Group where he was responsible for Transformation, Architecture, Technology Strategy, and IT Infrastructure. He has held several senior technology and management roles at RBC Capital Markets, Bridgewater, and UBS.
Jerry Weiss

Age	Year of Affiliation	Position
63	2003	Executive Vice President - Chief Administrative Officer & Interim General Counsel
Mr. Weiss has served as our EVP - Chief Administrative Officer since August 2010 and as Interim General Counsel since March 2021. As Chief Administrative Officer, he serves as the company's senior executive liaison to FHFA and Treasury, and he oversees the Government and Industry Relations and Public Policy, Public Relations and Corporate Marketing, Internal Communications, Conservatorship Affairs and Initiatives, Economic and Housing Research, Regulatory Affairs, Corporate Services, and Making Home Affordable - Compliance organizations. As Interim General Counsel, he is responsible for the company's legal division, including advising the Board of Directors and senior management on legal and governance matters and litigation strategy, and leading the company's efforts to navigate complex business and regulatory initiatives. In addition, since November 2014, he has served as a member of the Board of Managers of CSS. Prior to August 2010, Mr. Weiss served as our Chief Compliance Officer and in various other senior management capacities after joining us in October 2003. Before that, Mr. Weiss worked from 1990 at Merrill Lynch Investment Managers, including as First Vice President and Global Head of Compliance. From 1982 to 1990, Mr. Weiss was with a national law practice in Washington, D.C., where he specialized in securities regulation and corporate finance matters.

FREDDIE MAC | 2021 Form 10-K	254

Executive Compensation	Compensation Discussion and Analysis
Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This section contains information regarding our compensation programs (all of which have been approved by FHFA) and the compensation of the following individuals who we determined to be our Named Executive Officers, or NEOs, for the year ended December 31, 2021.

Named Executive Officers
Michael DeVito	Chief Executive Officer(1)
Michael T. Hutchins	President(2)
Christian M. Lown	Executive Vice President & Chief Financial Officer
Donna Corley	Executive Vice President - Single-Family Business
Anil Hinduja	Executive Vice President - Chief Risk Officer
Jerry Weiss	Executive Vice President - Chief Administrative Officer & Interim General Counsel
Mark B. Grier	Former Interim Chief Executive Officer(3)
David M. Brickman	Former Chief Executive Officer(4)
(1)Mr. DeVito became our Chief Executive Officer effective June 1, 2021.
(2)Mr. Hutchins served as our President and also served as our Principal Executive Officer from January 9, 2021 to March 14, 2021 while a search was underway for a new chief executive officer.
(3)Mr. Grier served as our Interim Chief Executive Officer from March 15, 2021 to May 31, 2021.
(4)Mr. Brickman served as our Chief Executive Officer until he resigned from the company effective January 8, 2021.
For information on our primary business objectives and the progress we made during 2021 toward accomplishing those objectives, see Introduction — About Freddie Mac.
Overview of Executive Management Compensation Program
Compensation in 2021 for each NEO, other than Messrs. Brickman, DeVito and Grier, whose compensation is discussed below, was governed by the Executive Management Compensation Program, or EMCP. The EMCP balances our need to retain and attract executive talent with promoting the conservatorship objectives included in FHFA's Conservatorship Scorecard, as well as goals separately established by management related to the commercial aspects of our business, which are included in our Corporate Scorecard. All compensation under the EMCP is delivered in cash because the Purchase Agreement does not permit us to provide equity-based compensation to our employees unless approved by Treasury.
FHFA has advised us that the design of the EMCP, which applies to our NEOs other than our CEO, was intended to fulfill and balance three primary objectives:
■    Maintain Lower Pay Levels to Conserve Taxpayer Resources. Given our conservatorship status, the EMCP is designed generally to provide for lower pay levels relative to large financial services firms that are not in conservatorship.
■ Attract and Retain Executive Talent. The EMCP is intended to attract and retain executive officers with the specialized skills and knowledge necessary to effectively manage a large financial services company. Executive officers with these qualifications are needed for the company to continue to fulfill its important role in providing liquidity, stability, and affordability to the housing market. We face competition for qualified executives from other companies. The CHC Committee regularly considers the level of our executive officers’ compensation and whether changes are needed to attract and retain executive officers. See Risk Factors for a discussion of the risks associated with executive retention and succession planning.
■ Reduce Pay if Goals Are Not Achieved. To support FHFA’s goals for our conservatorship and encourage performance in furtherance of these goals, 30% of each NEO’s Target TDC (other than the CEO's compensation) consists of At-Risk Deferred Salary subject to reduction based on corporate and individual performance as reflected in the Conservatorship and Corporate Scorecards.
FHFA’s objectives for the EMCP and the legal and regulatory restrictions on our executive compensation described in Executive Compensation – CD&A – Other Executive Compensation Considerations – Legal, Regulatory, and Conservator Restrictions on Executive Compensation limit our ability to make changes to the EMCP and limit the amount and type of compensation we may pay our executive officers.

FREDDIE MAC | 2021 Form 10-K	255

Executive Compensation	Compensation Discussion and Analysis
CEO Compensation
Compensation in 2021 for Messrs. Brickman, DeVito, and Grier (for the period during which Mr. Grier served as Interim CEO) consists of an annual Base Salary level of $600,000, in compliance with the Equity in Government Compensation Act of 2015. They did not participate in the EMCP and, therefore, did not receive any compensation subject to either corporate or individual performance. Messrs. Brickman, DeVito, and Grier were eligible to participate in all employee benefit plans offered to Freddie Mac's other senior executives under the terms of those plans. See Executive Compensation — 2021 Compensation Information For NEOs — Summary Compensation Table for additional information.
Elements of Target TDC
For all NEOs other than the CEO, compensation under the EMCP in 2021 consisted of the following elements:

Base Salary Rate		Deferred Salary
■
The amount earned in each quarter, including interest, is paid (1) on the last pay date of the corresponding quarter in the first year following the performance period for Fixed Deferred Salary; and (2) on the last pay date of the corresponding quarter in either the first or second year following the performance period for At-Risk Deferred Salary(1)

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

(1)As discussed below, pursuant to an update to the EMCP effective January 1, 2020, At-Risk Deferred Salary will be paid on the last pay date of the corresponding quarter of the second year following the performance period for Mr. Lown, who joined us as our CFO in June 2020. For executive officers hired before December 31, 2019, including all other eligible NEOs, the increase in the mandatory deferral period for At-Risk Deferred Salary from one year to two years will take effect beginning with amounts earned in the 2022 performance period.
As in past years, 30% of Target TDC for each NEO (other than individuals who served as our CEO) is At-Risk Deferred Salary that is subject to reduction based on Conservatorship Scorecard performance as well as Corporate Scorecard and individual performance. This At-Risk Deferred Salary has been paid in end-of-quarter installments in the year following the performance year. In 2019, FHFA directed us to increase the mandatory deferral period for At-Risk Deferred Salary received by certain executive officers (including our NEOs) from one year to two years. For executive officers hired before December 31, 2019, this change is effective for At-Risk Deferred Salary earned beginning January 1, 2022. For executive officers hired on or after December 31, 2019, the change became effective immediately. Accordingly, At-Risk Deferred Salary earned beginning January 1, 2022 by our current eligible NEOs (other than Mr. Lown) will be paid in quarterly installments in the corresponding calendar quarter in the second year following the performance year. Therefore, At-Risk Deferred Salary earned in 2022 by these NEOs will be paid in quarterly installments in 2024. For Mr. Lown, who was hired after December 31, 2019, all At-Risk Deferred Salary earned will be paid in quarterly installments in the second year following the performance year, resulting in his At-Risk Deferred Salary earned in 2020 being paid in quarterly installments in 2022 and his At-Risk Deferred Salary earned in 2021 being paid in quarterly installments in 2023.
The objectives against which 2021 corporate performance was measured, together with the assessment of actual performance against those objectives and the Assessment Criteria used by FHFA, are described in Executive Compensation — CD&A — Determination of 2021 At-Risk Deferred Salary — At-Risk Deferred Salary Based on Conservatorship Scorecard Performance and Executive Compensation — CD&A — Determination of 2021 At-Risk Deferred Salary — At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance. These performance measures were chosen because they reflected our 2021 goals during conservatorship.
See Executive Compensation — CD&A — Other Executive Compensation Considerations — Effect of Termination of Employment for information on the effect of a termination of employment, including the timing and payment of any unpaid portion of Deferred Salary and related interest.

FREDDIE MAC | 2021 Form 10-K	256

Executive Compensation	Compensation Discussion and Analysis
Executive Compensation Best Practices

What We Do		What We Don't Do
■	Clawback provisions with a significant portion of compensation subject to recapture and/or forfeiture	■	No agreements that guarantee a specific amount of compensation for a specified term of employment
■	Use of an independent compensation consultant by the Compensation and Human Capital Committee	■	No golden parachute payments or other similar change in control provisions
■	Annual compensation risk review	■	No tax "gross-ups"
■	No executive perquisites other than reimbursement of tax, estate, and/or personal financial planning (which we discontinued in 2022) and reimbursement of relocation expenses	■	No hedging or pledging of company securities permitted
■	Evaluation of company performance against multiple measures, including non-financial measures
Determination of 2021 Target TDC for Eligible NEOs
Role of Compensation Consultant

As part of the annual process to determine the Target TDC for each of the eligible NEOs, the CHC Committee receives guidance from Meridian Compensation Partners, LLC, or Meridian, its independent compensation consultant. In addition to the annual process to determine Target TDC, Meridian provides guidance to the CHC Committee throughout the year on other executive compensation matters.
Meridian has not provided the CHC Committee with any non-executive compensation services, nor has the firm provided any consulting or other services to our management. During 2021, the CHC Committee reviewed Meridian's independence based on the factors outlined in Exchange Act Rule 10C-1(b)(4) and determined that Meridian continues to be independent.
2021 Comparator Group Companies

The CHC Committee annually evaluates each eligible NEO's Target TDC in relation to the compensation of executive officers in comparable positions at companies that are either in a similar line of business or are otherwise comparable for purposes of recruiting and retaining individuals with the necessary skills and capabilities. We refer to this group of companies as the Comparator Group. Finding comparable companies for purposes of benchmarking executive compensation is challenging due to our unique business, structure and mission, and the large size of our book of business compared to other financial services firms. We believe the only directly comparable firm to us is Fannie Mae, but we use a broader group of companies to provide market benchmark data.
At FHFA's request, Freddie Mac and Fannie Mae use the same Comparator Group for benchmarking executive compensation to provide consistency in the market data used for compensation decisions for similar positions. Factors relevant to the selection of companies for our Comparator Group included their status as U.S. public companies, the industry in which they operate, and their size (in terms of assets and number of employees) relative to the size of Freddie Mac.
When there is either no reasonable match or insufficient data from the Comparator Group for a position, or if Meridian believes that additional data sources would strengthen the analysis of competitive market compensation levels, the CHC Committee may use alternative survey sources.
FHFA has instructed us to benchmark to the lower end of the compensation ranges offered by the Comparator Group, which limits our ability to offer market-competitive compensation if FHFA does not grant an exception.

FREDDIE MAC | 2021 Form 10-K	257

Executive Compensation	Compensation Discussion and Analysis
The Comparator Group used in determining compensation for 2021 consisted of the following companies:

The Allstate Corporation	Fannie Mae	Prudential Financial, Inc.
Ally Financial Inc.	Fifth Third Bancorp	Regions Financial Corporation
American Express Company	The Hartford Financial Services Group, Inc.	State Street Corporation
American International Group, Inc.	JPMorgan Chase & Co*	Synchrony Financial
Bank of America Corporation*	KeyCorp	Truist Financial Corporation
The Bank of New York Mellon Corporation	Mastercard Incorporated	U.S. Bancorp
Capital One Financial Corporation	MetLife, Inc.	Visa, Inc.
Citigroup Inc.*	Northern Trust Corporation	Voya Financial, Inc.
Citizens Financial Group, Inc.	PNC Financial Services Group, Inc.	Wells Fargo & Company*
Discover Financial Services
*	Only mortgage or real estate division-level compensation data from these diversified banking firms may be utilized where available and appropriate for the position being benchmarked.
The CHC Committee has determined that these same companies will comprise the 2022 Comparator Group.
Establishing Target TDC

The CHC Committee developed its 2021 Target TDC recommendations for the eligible NEOs, other than Messrs. Hutchins and Weiss, by reviewing data from the Comparator Group. For Mr. Hutchins, the CHC Committee reviewed data from a broader financial services survey including companies with significant assets under management. For Mr. Weiss, whose TDC remained unchanged in 2021 and was established for his role as Chief Administrative Officer prior to also becoming Interim General Counsel, there was not an appropriate market comparison in the data from the Comparator Group.
2021 Target TDC

The following table sets forth the components of 2021 Target TDC for each of our eligible NEOs.
Table 62 - 2021 Target TDC

	2021 Target TDC
Named Executive Officer(1)	Base Salary Rate	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
Michael T. Hutchins	$600,000	$1,675,000	$975,000	$3,250,000
Christian M. Lown(2)	600,000	1,500,000	900,000	3,000,000
Donna M. Corley(3)	600,000	1,176,923	761,538	2,538,461
Anil D. Hinduja	600,000	1,220,000	780,000	2,600,000
Jerry Weiss	600,000	975,000	675,000	2,250,000
(1)Messrs. Brickman, DeVito, and Grier did not participate in the EMCP in 2021 and therefore are not included in this table. For a discussion of their compensation, see Executive Compensation — CD&A — CEO Compensation. Although Mr. Hutchins served as our principal executive officer while the CEO office was vacant from January 9, 2021 to March 14, 2021, he remained our President and was therefore eligible to participate in the EMCP.
(2)In connection with his appointment as our Chief Financial Officer in June 2020, we agreed to pay Mr. Lown a cash sign-on award of $1,275,000 in recognition of forfeited compensation at his previous employer payable in three installments: $475,000 was paid in February 2021; $475,000 will be paid in February 2022; and $325,000 will be paid in February 2023. If Mr. Lown is not an employee of Freddie Mac on an installment payment date because he voluntarily resigns from the company or if the company terminates his employment due to the occurrence of any of the Forfeiture Events described in the Recapture and Forfeiture Agreement, the installment will be forfeited. Each installment is subject to repayment if, prior to the first anniversary of an installment payment, Mr. Lown voluntarily resigns from the company or if the company terminates his employment due to the occurrence of any of the Forfeiture Events described in the Recapture and Forfeiture Agreement.
(3)The amounts in the table reflect the prorated impact of the June 2021 increase to Ms. Corley's Target TDC from $2,000,000 to $3,000,000, consisting of a Deferred Salary increase of $1,000,000. Her Target TDC increased after considering her scope of responsibilities and data from the Comparator Group.

FREDDIE MAC | 2021 Form 10-K	258

Executive Compensation	Compensation Discussion and Analysis
Determination of 2021 At-Risk Deferred Salary
The CHC Committee and FHFA considered our achievements in pursuing our primary business objectives, as well as other factors, in determining the funding level for At-Risk Deferred Salary in 2021. FHFA determined the funding level for the portion of At-Risk Deferred Salary based on Conservatorship Scorecard performance and Assessment Criteria, and the CHC Committee determined, with FHFA's review and approval, the amounts payable to each eligible NEO for the portion of At-Risk Deferred Salary based on Corporate Scorecard goals and individual performance.
At-Risk Deferred Salary Based on Conservatorship Scorecard Performance

Half of each eligible NEO's 2021 At-Risk Deferred Salary, or 15% of Target TDC, was subject to reduction based on FHFA's assessment of (1) the company's performance against the goals in the 2021 Conservatorship Scorecard and (2) the Assessment Criteria described below. FHFA independently assessed our performance against the 2021 Conservatorship Scorecard and the Assessment Criteria and determined that a 92% funding level was justified for the portion of the eligible NEOs' At-Risk Deferred Salary. In assessing our performance against the 2021 Conservatorship Scorecard, the factors considered by FHFA included our completion of all of the Conservatorship Scorecard objectives and our performance against the Assessment Criteria.
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
■    The extent to which we meet expectations under all of FHFA’s requirements, including capital, liquidity, and resolution planning requirements;
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
The table below presents the Conservatorship Scorecard objectives and FHFA's assessment of our achievement against those objectives.

Performance Goals			FHFA's Summary of Performance
I.Foster CLEAR National Housing Finance Markets
•	Housing Goals / Duty-to-Serve: Fulfill Freddie Mac’s Housing Goals and Duty-to-Serve plans by offering sustainable mortgage programs and conducting effective outreach.		Goal was achieved.(1)
•	UMBS: Carefully monitor and maintain UMBS cash flow alignment and take such further steps as necessary to ensure a well-functioning TBA securitization market.		Goal was achieved.
•	Key On-going Initiatives: Successfully continue to implement key on-going initiatives.		All goals were achieved.
	-	COVID-19 Market Actions - Continue to respond as appropriate to mortgage market needs related to COVID-19.
	-	Multifamily Caps - manage to the multifamily cap requirements announced November 17, 2020.
	-	Credit Score Rule - Continue implementation of the final Credit Score Rule with adherence to the regulation’s requirements in a timely and effective manner.
-
Collateral Evaluation Request for Information Process - Continue to support FHFA’s assessment of the collateral evaluation process, including alternative appraisal approaches and supporting technology.

	-	LIBOR Transition - Continue to ensure that there is an effective transition from LIBOR to approved alternative reference rates by announcing plans and milestones to transition legacy LIBOR products.
•	Level Playing Field Standards and Increased Transparency:		FHFA suspended these goals.
	-	Support strategies that enhance a level playing field for a wide range of mortgage market participants.

FREDDIE MAC | 2021 Form 10-K	259

Executive Compensation	Compensation Discussion and Analysis

Performance Goals			FHFA's Summary of Performance
	-	Continue to comply with prohibitions on volume-based pricing for purchases of mortgage loans from lenders and work to ensure that all approved lenders have access to Freddie Mac programs on consistent terms.
	-	Continue to operate the cash window and whole loan conduit and implement requirements related to focusing cash window and whole loan conduit purchases on small and regional lenders.
	-	Continue to assess additional data that could be made publicly available to inform risk transfer markets and foster a competitive mortgage market that does not crowd out private capital.
•
Efficient Operation of State and Local Housing Markets: Assess opportunities and seek stakeholder feedback through an RFI to support and encourage state and local policies that enable the housing market to function more efficiently by (1) reducing the cost of housing production and/or (2) lowering the cost or risk of providing mortgage financing.
Goal was achieved.
•	Natural Disaster Assessment: Monitor risks and exposures to Freddie Mac’s books of business from natural disasters.		Goal was achieved.
II. Ensure Safety and Soundness
•	Risk Profile: Develop appropriate Freddie Mac risk limits to ensure risk and complexity are reduced to levels more appropriate for regulated entities with limited capital cushions.		FHFA suspended this goal.
•
Capital Management and Planning: Implement capital management and capital planning capabilities that transition away from the existing Conservatorship Capital Framework to the Enterprise Capital Rule requirements.
All goals were achieved.
	-	Develop and implement transition plans that achieve compliance with the Enterprise Capital Rule in a reasonable amount of time under alternative scenarios.
	-	Implement capabilities to allocate capital and manage risk dynamically.
	-	Develop and implement sound capital management plans that appropriately tailor risk to Freddie Mac capital levels and incorporate resolution planning objectives.
•
Resolution Planning: Begin developing, in coordination with and pursuant to guidance from FHFA, a plan to resolve Freddie Mac without recourse to extraordinary support from Treasury or taxpayers, that preserves the core businesses of Freddie Mac and minimizes potential disruption to housing and finance markets.
Goal was achieved.
•
Risk Transfer: Continue to transfer credit risk to private markets in a commercially reasonable and safe and sound manner, including actively pursuing sales of less liquid assets such as non-performing loans and re-performing loans.
Goal was achieved.
•
Mortgage Selling and Servicing: Continue mortgage selling, servicing, and asset management efforts that promote stability and readiness for continued COVID-19 stress and the potential for more challenging market conditions.
All goals were achieved. Note that FHFA deferred the implementation of the updated Seller / Servicer Eligibility Requirements.
	-	Assist FHFA in finalizing and implementing updated Seller / Servicer Eligibility Requirements.
	-	Continue to assess additional counterparty risk management controls and requirements that further ensure appropriate safety and soundness.
	-	Continue to assess readiness and capability of servicers and appropriateness of servicing policies and processes.
	-	Carefully assess and mitigate, to the extent possible, any material adverse risk impacts from COVID-19 selling or servicing flexibilities.
	-	Partner with FHFA, the Mortgage Industry Standards Maintenance Organization (MISMO) and the Servicing Transfers Development Work Group membership, including the Consumer Financial Protection Bureau (CFPB), to further data standardization efforts.
•	Core Operations and Technology: Increase focus on core Freddie Mac operational and technology management to ensure stability, resiliency, efficiency, and risk reduction.		All goals were achieved.
	-	Continue efforts to enhance business resiliency and recovery management capabilities to minimize the impact of disruptions and maintain business operations for mission-critical processes.
	-	Continue efforts to protect the availability, security, integrity, and confidentiality of information.
	-	Continue efforts to improve the efficiency and effectiveness of operations, including multi-year planning for legacy system modernization.
	-	Continue efforts to establish and improve enterprise-level data management and governance capabilities.

FREDDIE MAC | 2021 Form 10-K	260

Executive Compensation	Compensation Discussion and Analysis

Performance Goals			FHFA's Summary of Performance
	-	Ensure that the structure and design of core operations and technology systems are reflected in Freddie Mac resolution planning efforts.
	-	In partnership with CSS, ensure that CSS and the Common Securitization Platform (CSP) support the securitization needs of the Enterprises and operate in an efficient and safe and sound manner.

III. Prepare for a Transition Out of Conservatorship
•	Efficient Utilization of Capital: Develop and implement strategies that ensure the efficient utilization of capital targeted to support the core guaranty business with adequate returns to attract the private capital necessary to enable an exit from the conservatorship.		This goals was consolidated under "II. Ensure Safety and Soundness - Capital Management and Planning" per direction from FHFA.
•	Common Securitization Platform Strategy: Continue efforts to develop and implement, in conjunction with FHFA, a post-conservatorship strategy and governance framework for CSS/CSP.
We achieved this goal by providing FHFA with the requested analysis and recommendation. In October 2021, FHFA decided to better align CSS’ governance structure with its core mission of supporting the Enterprises.

•
Address Identified Areas in Need of Improvement: Timely resolve supervisory findings to FHFA’s satisfaction, and maintain an effective process to ensure that new findings are remediated by management in a timely fashion with appropriate board oversight.
Goal was achieved.
•
Fair Lending: Maintain a sustainable, effective process for fair lending risk assessment, monitoring, and mitigation, and work with the FHFA’s Office of Fair Lending Oversight to prepare for transition to post-conservatorship fair lending supervision and oversight.
Goal was achieved.
(1)     Although the overall goal was achieved, we failed to meet one of our 2020 single-family affordable housing goals. FHFA notified us that we must prepare a housing plan describing the actions that we will take during 2022-2024 to improve our performance with respect to this missed goal. We met all other 2020 single-family and multifamily affordable housing goals as well as our 2020 Duty to Serve goals. For additional information, see MD&A – Regulation and Supervision – Federal Housing Finance Agency – Affordable Housing Goals and MD&A – Regulation and Supervision – Federal Housing Finance Agency – Duty to Serve Underserved Markets Plan.

FREDDIE MAC | 2021 Form 10-K	261

Executive Compensation	Compensation Discussion and Analysis
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
The Board of Directors has adopted Corporate Scorecard goals for 2022 that align with our Strategic Plan.
The table below presents the Corporate Scorecard goals and the CHC Committee's assessment of our achievement against those goals.

Corporate Scorecard Goal	Assessment of Performance
Financial Measures	The company exceeded all elements of this goal with strong financial results and capital accretion.
Major Conservatorship Exit Milestones	The company achieved or exceeded all elements of this goal, including executing on our capital management roadmap and preparing for resolution planning.
Major Remediation and Risk Reduction Milestones	The company achieved all elements of this goal, including remediation of significant issues, maturation of firm-wide risk management, and managing risk within established limits.
Technology	The company exceeded all elements of this goal, including achieving capability milestones in information security.
Business Transformation	The company achieved all elements of this goal through improvements in operational resiliency, payment modernization, information lifecycle management, and third party risk management.
People and Culture	The company achieved or exceeded all elements of this goal, including the development of strategies and programs to support our corporate culture evolution.
Inclusion and Diversity	The company achieved or exceeded all elements of this goal through the engagement of minority-, woman-, and disabled-owned businesses in capital markets and corporate transactions.
Mission	The company achieved all elements of this goal, including, based on preliminary information, meeting our 2021 single-family and multifamily affordable housing goals, and developing strategies to address racial and social injustice in the housing market.
The CHC Committee also assessed the individual performance of each eligible NEO. In making its assessments, the CHC Committee took into consideration input from Mr. DeVito as well as the company's Corporate Scorecard performance. In each case, the CHC Committee's determination was consistent with Mr. DeVito's recommendation. FHFA reviewed and approved the compensation associated with these determinations.
Each eligible NEO's individual performance is discussed below.

FREDDIE MAC | 2021 Form 10-K	262

Executive Compensation	Compensation Discussion and Analysis

Michael T. Hutchins, President
Performance Highlights
■ Effectively assumed leadership over Freddie Mac’s major divisions: Single-Family, Multifamily, Investments & Capital Markets, Enterprise Operations & Technology, and Administration.
■
Provided strong leadership on all aspects of the company, including: developing the company’s business plan and financial budget; designing the Future of Work strategy; and other key priorities such as resolution planning and capital deliverables.

■
Led the Single-Family and Multifamily businesses to develop impactful equitable housing and sustainable homeownership plans as well as initiatives related to affordable housing and Duty to Serve goals.

■
Continued to enhance liquidity in the capital markets, level the playing field between small and large mortgage originators, and offer innovative credit risk transfer structures while managing to various risk/capital/volume limitations.

■
Restructured the company’s operations and technology function to realign resources to enhance business synergies, increased operational efficiency with targeted investments for system modernization, and continued to strengthen operational risk management, including technology resiliency and cybersecurity capabilities.

At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Hutchins should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

Christian M. Lown, Executive Vice President & Chief Financial Officer
Performance Highlights
■	Led the advancement of several large financial projects, including: the transition to the Enterprise Regulatory Capital Framework; Dodd-Frank Stress Testing; and Resolution Planning.
■	Continued focus on enhanced analytical and forecasting capabilities as well as improved financial analysis and budget planning for business insights and cost transparency.
■	Continued focus on transformation of the enterprise supply chain organization and processes to achieve cost savings and improved efficiencies.
■
Advanced operational and productivity initiatives, including: enhanced internal and external reporting; revised technology and operating processes; and accelerated development of corporate sustainability objectives.

■
Strong leadership in the ongoing development of the Finance division staff with continued focus on expanding hiring pipelines and skill sets needed for future organizational success as well as ongoing job rotation.

At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Lown should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

Donna M. Corley, Executive Vice President - Single-Family Business
Performance Highlights
■ Led the continued strong financial performance of the Single-Family business, with focus on capital management, managing risks, identifying growth opportunities, and innovation.
■
Continued to advance initiatives to serve the company’s mission to Make Home Possible, including those related to: affordable housing goals, Duty to Serve objectives, enhancing fair lending techniques, and developing equitable and sustainable housing plans.

■
Continued to elevate operational capabilities to provide a more efficient experience for our customers with a focus on continuously improving technology, managing operational risks, and improving business resiliency.

■
Strong leadership in the ongoing support and development of staff of the Single-Family business with enhanced focus on organizational realignment of resources, expanded hiring pipelines, and prioritization of skill sets needed for current and future organizational success.

At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Ms. Corley should receive 97.5% of her At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and her individual performance.

Anil D. Hinduja, Executive Vice President - Chief Risk Officer
Performance Highlights
■	Advanced the company’s risk management framework incorporating regulatory expectations.
■	Aligned the risk appetite framework with the Enterprise Regulatory Capital Framework while enhancing risk measurement.
■	Partnered with other leaders to develop a common approach to risk calibration for non-financial risks.
■	Strengthened capabilities within the independent risk function through continuing build-out of risk, compliance, and control capabilities.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Hinduja should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

FREDDIE MAC | 2021 Form 10-K	263

Executive Compensation	Compensation Discussion and Analysis

Jerry Weiss, Executive Vice President - Chief Administrative Officer & Interim General Counsel
Performance Highlights
■	Outstanding leadership performing dual senior executive-level roles as both Chief Administrative Officer and Interim General Counsel for almost the entire year.
■
Provided guidance to the Board and senior management on a wide range of legal and governance issues, including: a variety of complex business-line initiatives; the transition in leadership of Freddie Mac; the development of equitable and sustainable housing plans; resolution planning; and implementation of initiatives to reduce risk and increase efficiency to support new products.

■	Played a key role in partnering with the CEO and the Board in developing the company’s updated strategic plan and related corporate priorities and objectives.
■
Partnered with other leaders to continue providing support to meet the evolving needs of the company, including: addressing FHFA’s regulatory and conservatorship initiatives; advancing housing and economic research and internal and external communications, and improving employees' on-site experience.

■	Led the company’s Future of Work strategy and partnered with other leaders on the Return-to-Office planning to help grow our talent and support our staff in a dynamic environment due to COVID-19.
■	Provided strong leadership in the ongoing development of the staff of the Legal and Administrative divisions with continued focus on leadership and management skills development.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Weiss should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company's performance against the Corporate Scorecard and his individual performance.

FREDDIE MAC | 2021 Form 10-K	264

Executive Compensation	Compensation Discussion and Analysis
2021 Deferred Salary
The following chart reports the actual amounts of 2021 Deferred Salary for each NEO, other than Messrs. Brickman, DeVito, and Grier who were not eligible for 2021 Deferred Salary. The actual amount earned in each calendar quarter is scheduled to be paid on the last pay date of the corresponding calendar quarter in 2022, except for Mr. Lown, whose At-Risk Deferred Salary earned in 2021 will be paid on the last pay date of the corresponding calendar quarter in 2023. See Executive Compensation — CD&A — Overview of Executive Management Compensation Program for additional information.
Table 63 - 2021 Deferred Salary

	2021 Actual Deferred Salary

	Fixed	At-Risk

Named Executive Officer		Conservatorship Scorecard	Corporate Scorecard/ Individual
Mr. Hutchins	$1,675,000	$448,500	$487,500
Mr. Lown	1,500,000	414,000	450,000
Ms. Corley	1,176,923	350,308	371,250
Mr. Hinduja	1,220,000	358,800	390,000
Mr. Weiss	975,000	310,500	337,500
Written Agreements Relating to NEO Employment
We entered into agreements with each of our NEOs, in connection with their hiring, which set forth the specific initial levels of compensation, including, as applicable, Base Salary and Target TDC. The compensation of each NEO is subject to change by FHFA and the terms of the EMCP. See Executive Compensation — CD&A — Determination of 2021 Target TDC for Eligible NEOs — 2021 Target TDC for 2021 Target TDC amounts for our eligible NEOs. Other than the agreements described below, there are no remaining material provisions of any of the agreements we entered into with our NEOs in connection with their hiring as they have either been superseded by the EMCP, as described above, or the provisions are no longer effective, such as sign-on bonuses that have been paid and are no longer subject to repayment.
We entered into memorandum agreements with Messrs. Grier and DeVito, in connection with their hiring as our Interim CEO and CEO, respectively. Consistent with the Equity in Government Compensation Act of 2015, the agreements provide for direct compensation consisting solely of Base Salary at the rate of $600,000 per year, pro-rated for their period of service in 2021. In addition, the agreements provide that Messrs. Grier and DeVito are eligible to participate in all employee benefit plans offered to Freddie Mac’s other executive officers. See Executive Compensation — CD&A — CEO Compensation for more information. In connection with Mr. DeVito's appointment as our CEO, he was offered relocation benefits to reimburse him for his costs associated with relocating to the Washington, D.C. area. These relocation benefits are subject to repayment if, within two years of receiving them, Mr. DeVito terminates his employment with us for any reason or Freddie Mac terminates his employment due to the occurrence of forfeiture events relating to material inaccurate information, termination for felony conviction or willful misconduct, gross neglect or gross misconduct, or violation of a post termination non-competition covenant.
We entered into a letter agreement with Mr. Lown in connection with his employment as our EVP & Chief Financial Officer. The terms of Mr. Lown's agreement provided him with an annual Target TDC opportunity of $3,000,000, consisting of Base Salary of $600,000, Fixed Deferred Salary of $1,500,000, and At-Risk Deferred Salary of $900,000, as well as the opportunity to participate in all employee benefit plans offered to our executive officers pursuant to the terms of those plans, and certain relocation benefits. The letter agreement with Mr. Lown also provides for a cash sign-on award of $1,275,000 in recognition of forfeited compensation at his previous employer, payable in three installments: $475,000 was paid in February 2021; $475,000 will be paid in February 2022; and $325,000 will be paid in February 2023. If Mr. Lown is not an employee of Freddie Mac on an installment payment date due to his voluntary resignation or if Freddie Mac has terminated his employment due to the occurrence of any of the Forfeiture Events described in the Recapture and Forfeiture Agreement, the installment will be forfeited. Each installment will be subject to repayment in the event that, prior to the first anniversary of an installment payment date, Mr. Lown voluntarily resigns from his employment with Freddie Mac for any reason or Freddie Mac terminates his employment due to the occurrence of any of the Forfeiture Events described in the Recapture and Forfeiture Agreement.
We have also entered into restrictive covenant and confidentiality agreements with each of our NEOs. The non-competition and non-solicitation provisions included in the restrictive covenant and confidentiality agreements are described in Executive Compensation — CD&A — Written Agreements Relating to NEO Employment — Restrictive Covenant and Confidentiality Agreements.

FREDDIE MAC | 2021 Form 10-K	265

Executive Compensation	Compensation Discussion and Analysis
The NEOs are not currently entitled to severance benefits upon any type of termination event. For additional information on compensation and benefits payable in the event of a termination of employment, see Executive Compensation — 2021 Compensation Information for NEOs — Potential Payments Upon Termination of Employment.
Restrictive Covenant and Confidentiality Agreements

Each of our NEOs is subject to a restrictive covenant and confidentiality agreement with us. Each agreement provides that the NEO will not seek or accept employment with designated competitors that involves performing similar duties for 12 months immediately following termination of employment, regardless of whether the executive officer's employment is terminated by the executive officer, by us, or by mutual agreement. During this period, each NEO agrees not to solicit or recruit any of our managerial employees. The agreements also provide for the confidentiality of information that constitutes trade secrets or proprietary or other confidential information. In addition, the restrictive covenant and confidentiality agreement provides in some circumstances for a six-month “cooling off” period after a separation from employment, during which the NEO will be prohibited from participating directly or indirectly in a transaction involving Freddie Mac.
Recapture and Forfeiture Agreement

To participate in the EMCP, each of our eligible NEOs has entered into a Recapture and Forfeiture Agreement. Messrs. Brickman, DeVito, and Grier are or were not eligible to participate in the EMCP due to their service as our CEO or Interim CEO and, as such, have not entered into a Recapture and Forfeiture Agreement.
The Recapture and Forfeiture Agreement provides for the recapture and/or forfeiture of Deferred Salary (including related interest) earned, paid, or to be paid pursuant to the terms of the EMCP if, after providing the required notice, our Board of Directors, in the good faith exercise of its sole discretion, determines that a Forfeiture Event has occurred. The Forfeiture Events and compensation subject to recapture and/or forfeiture are described below.
Materially Inaccurate Information
■    Forfeiture Event - The NEO has earned or obtained the legally binding right to a payment of Deferred Salary based on materially inaccurate financial statements or any other materially inaccurate performance measure.
■    Compensation Subject to Recapture and/or Forfeiture - Any Deferred Salary earned up to two years prior to the Forfeiture Event in excess of the amount that the Board of Directors determines Freddie Mac would have paid if the Forfeiture Event had been considered at the time of the earlier compensation decisions (amounts may vary depending on the specific Forfeiture Event).
Termination for Felony Conviction or Willful Misconduct
■    Forfeiture Event - The NEO's employment is terminated in any of the following circumstances:
●    Termination of employment because the NEO is convicted of, or pleads guilty or nolo contendere to, a felony;
●    Subsequent to termination of employment, the NEO is convicted of, or pleads guilty or nolo contendere to, a felony, based on conduct occurring prior to termination, and within one year of such conviction or plea, the Board of Directors determines that such conduct is materially harmful to Freddie Mac; or
●    Termination of employment because, or, within two years of termination, the Board of Directors determines that, the NEO engaged in willful misconduct in the performance of their duties that was materially harmful to Freddie Mac.
■    Compensation Subject to Recapture and/or Forfeiture - Any Deferred Salary earned during the two years prior to the date that the NEO is terminated, any Deferred Salary scheduled to be paid within two years after termination, and any cash payment made or to be made as consideration for any release of claims agreement.
Gross Neglect or Gross Misconduct
■    Forfeiture Event - The NEO's employment is terminated because, in carrying out their duties, the NEO engages in conduct that constitutes gross neglect or gross misconduct that is materially harmful to Freddie Mac, or, within two years after the NEO's termination of employment, the Board of Directors determines that the NEO, prior to their termination, engaged in such conduct.
■    Compensation Subject to Recapture and/or Forfeiture - Any Deferred Salary paid at the time of termination or subsequent to the date of termination, including any cash payment made as consideration for any release of claims agreement.
Violation of a Post-Termination Non-Competition Covenant

FREDDIE MAC | 2021 Form 10-K	266

Executive Compensation	Compensation Discussion and Analysis
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
Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers (including each of our NEOs), each an indemnitee. The form of agreement provides that indemnification rights under the agreement would terminate if and when the executive officer remained with Freddie Mac after ceasing to report directly to the CEO or President with respect to any claims arising from matters occurring after the officer no longer reported directly to the CEO or President. Similar indemnification rights would continue to be available to such executive officers under the Bylaws going forward. The indemnification agreements provide that we will indemnify the indemnitee to the fullest extent permitted by our Bylaws and Virginia law. This obligation includes, subject to certain terms and conditions, indemnification against all liabilities and reasonable expenses (including attorneys' fees) actually incurred by the indemnitee in connection with any threatened or pending action, suit, or proceeding, except such liabilities and expenses as are incurred because of the indemnitee's willful misconduct or knowing violation of criminal law. The indemnification agreements provide that if requested by the indemnitee, we will advance expenses, subject to repayment by the indemnitee of any funds advanced if it is ultimately determined that the indemnitee is not entitled to indemnification. The rights to indemnification under the indemnification agreements are not exclusive of any other right the indemnitee may have under any statute, agreement, or otherwise. Our obligations under the indemnification agreements will continue after the indemnitee is no longer a director or officer of the company with respect to any possible claims based on the fact that the indemnitee was a director or officer, and the indemnification agreements will remain in effect in the event the conservatorship is terminated. The indemnification agreements also provide that indemnification for actions instituted by FHFA will be governed by the standards set forth in FHFA’s Rule on Golden Parachute and Indemnification Payments.
Other Executive Compensation Considerations
Accounting Restatement Resulting from Misconduct

If, as a result of misconduct, we are required to prepare an accounting restatement due to material non-compliance with financial reporting requirements, the CEO and CFO are required to reimburse us for amounts determined in accordance with Section 304 of the Sarbanes-Oxley Act of 2002.
Effect of Termination of Employment

The timing and payment of any unpaid portion of Deferred Salary and related interest is based upon the reason for termination, as discussed in Potential Payments Upon Termination of Employment.
Perquisites

We believe that perquisites should be a minimal part of the compensation package for our NEOs. Total annual perquisites for any NEO cannot exceed $25,000 without FHFA approval, and we do not provide a gross-up to cover any taxes due on the perquisite itself. The only perquisite provided to our NEOs during 2021 was reimbursement for assistance with personal financial planning, tax planning, and/or estate planning, up to an annual maximum benefit of $4,500, with an additional $2,500 allowance provided in the first year in which an NEO becomes eligible for the benefit. In 2022, we discontinued this perquisite.
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

FREDDIE MAC | 2021 Form 10-K	267

Executive Compensation	Compensation Discussion and Analysis
The SERP II was available to employees who were participants in the company’s Pension Plan as of the date the Pension Plan was terminated. It was intended to provide participants with the full amount of the benefits to which they would have been entitled under the tax-qualified Transitional Plan (see our Annual Report on Form 10-K filed on February 19, 2015 for additional information) if that plan was not subject to certain dollar limits under the Internal Revenue Code. This was referred to as the "SERP II Benefit." Messrs. Brickman and Weiss and Ms. Corley were the only NEOs who were eligible for the SERP II Benefit in 2021.
For additional information regarding these benefits, see Executive Compensation — 2021 Compensation Information for NEOs — Nonqualified Deferred Compensation.
Stock Ownership, Hedging, and Pledging Policies

Our stock ownership guidelines were suspended when conservatorship began because we ceased paying our executive officers stock-based compensation. The Purchase Agreement prohibits us from issuing any shares of our equity securities without the prior written consent of Treasury. The suspension of stock ownership requirements is expected to continue through conservatorship and until such time that we resume granting stock-based compensation.
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
Legal, Regulatory, and Conservator Restrictions on Executive Compensation

The amount of compensation we may pay our NEOs is subject to a number of legal, regulatory, and conservator restrictions, particularly while we are in conservatorship. Conservatorship also significantly affects the process by which the CHC Committee determines our executive officers’ compensation. We describe below legal and regulatory requirements that significantly affect our executive compensation program and policies.
Requirements Applicable During Conservatorship
While we are in conservatorship, we are subject to additional legal and regulatory requirements relating to our executive compensation, including the following:
■ Equity in Government Compensation Act. The Equity in Government Compensation Act of 2015 limits the compensation and benefits for our CEO to the same level in effect as of January 1, 2015 while we are in conservatorship or receivership. This law also provides that compensation and benefits for our CEO may not be increased while we are in conservatorship or receivership. Accordingly, annual direct compensation for our CEO is limited to Base Salary at an annual rate of $600,000. See Executive Compensation — CD&A — CEO Compensation for additional information.
■ STOCK Act. Pursuant to the STOCK Act and related FHFA regulations, our senior officers, including our NEOs, are prohibited from receiving bonuses during conservatorship. FHFA defines a bonus as a payment that rewards an employee for work performed, where details of the award (such as the decision to grant it or its amounts) are determined after the performance period using discretion or inherently subjective measures.
■ FHFA Instructions – Executive Compensation. The powers of FHFA as our Conservator include the authority to set executive compensation. FHFA, as Conservator, has retained the authority to approve the terms and amounts of our executive compensation. In its instructions to us, FHFA directed that management obtain FHFA’s decision before entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements of NEOs or other executive officers as defined in SEC rules.
■ FHFA Instructions – Other Compensation. Pursuant to FHFA instructions, FHFA’s decision as Conservator is required with regard to any changes in employee compensation that could significantly impact our employees, including but not limited to retention awards, special incentive plans, and merit increase pool funding.
■ FHFA Directives. FHFA, as Conservator, has directed us to:
●    Limit base salaries for all employees to no more than $600,000;

FREDDIE MAC | 2021 Form 10-K	268

Executive Compensation	Compensation Discussion and Analysis
●    Obtain FHFA’s decision before entering into any compensation arrangement for a new hire where the proposed Target TDC is $600,000 or above;
●    Obtain FHFA’s decision before increasing the Total TDC of any employee where the proposed Target TDC is $600,000 or above;
●    Increase the mandatory deferral period for At-Risk Deferred Salary as described under Executive Compensation — CD&A — Overview of Executive Management Compensation Program — Elements of Target TDC; and
●    Include in our policies and procedures penalties for executive officers and certain other covered employees who are found to have engaged in specified activities, including the recapture and/or forfeiture of Deferred Salary in appropriate circumstances to the extent permitted by law. See Executive Compensation — CD&A — Written Agreements Related to NEO Employment — Recapture and Forfeiture Agreement for a description of the compensation forfeiture and recoupment provisions we have implemented pursuant to this FHFA directive.
■ FHFA Guidance. FHFA, as Conservator, has instructed us to benchmark to the lower end of the range of market compensation for both new executive hires and compensation increase requests for existing executives, unless FHFA has granted an exception.
■ Shareholder Powers. FHFA, as Conservator, has all powers of our shareholders. Accordingly, we have not held shareholders’ meetings since entering into conservatorship, nor have we held any shareholder advisory votes on executive compensation.
■ Golden Parachute Regulation. A golden parachute payment generally refers to a compensatory payment that is contingent on or provided in connection with termination of employment. FHFA regulation pursuant to the GSE Act generally prohibits us from making golden parachute payments to any current or former director, officer, or employee of the company during any period in which we are in conservatorship, receivership, or other troubled condition, unless either a specific exemption applies or the Director of FHFA approves the payments. Specific exemptions include qualified pension or retirement plans, nondiscriminatory employee plans or programs that meet specified requirements, and bona fide deferred compensation plans or arrangements that meet specified requirements.
Other Applicable Requirements
We are also subject to legal and regulatory requirements relating to our executive compensation that apply whether or not we are in conservatorship, including the following:
■    Purchase Agreement. Under the terms of the Purchase Agreement, until the senior preferred stock is repaid or redeemed in full:
●    We may not enter into any new compensation arrangements with, or increase amounts or benefits payable under existing compensation arrangements of, any NEOs or other executive officers as defined in SEC rules without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.
●    We may not sell or issue any equity securities without the prior written consent of Treasury except under limited circumstances, which effectively eliminates our ability to offer stock-based compensation.
■ Our Charter. Under our Charter and related FHFA regulations, FHFA as our regulator must approve any termination benefits we offer to our NEOs and certain other officers identified by FHFA.
■ GSE Act. Pursuant to the GSE Act and related FHFA regulations, FHFA as our regulator has specified oversight authority over our executive compensation. The GSE Act directs FHFA to prohibit us from providing compensation to our NEOs and certain other officers identified by FHFA that is not reasonable or comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. FHFA may at any time review the reasonableness and comparability of an executive officer’s compensation and may require us to withhold any payment to the executive officer during such review. The GSE Act also provides that, if we are classified as significantly undercapitalized, FHFA’s prior written approval is required to pay any bonus to an executive officer or to provide certain increases in compensation to an executive officer.
Section 162(m) Limits on the Tax Deductibility of Compensation Expenses

Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that we may annually deduct for compensation (including performance-based compensation) to: (1) anyone serving as CEO or CFO at any time during the year, (2) the three highest paid NEOs (other than the CEO and CFO) employed by us at any time during the year and (3) any individual who was a CEO, CFO, or one of the top three highest paid NEOs after 2016 and who is receiving Freddie Mac compensation.

FREDDIE MAC | 2021 Form 10-K	269

Executive Compensation	Compensation Discussion and Analysis
Compensation and Human Capital Committee Report
The Compensation and Human Capital Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.
This report is respectfully submitted by the members of the Compensation and Human Capital Committee.

Lance F. Drummond, Chair
Mark H. Bloom
Aleem Gillani
Christopher E. Herbert
Alberto G. Musalem

FREDDIE MAC | 2021 Form 10-K	270

Executive Compensation	Compensation and Risk
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
The assessment was discussed with the CHC Committee in January 2022. Management's conclusion, with which the CHC Committee concurred, is that the company's compensation programs and practices do not encourage unnecessary or excessive risk behaviors in pursuit of Corporate or Conservatorship Scorecard objectives or otherwise, and the programs and practices would not be reasonably likely to have a material adverse effect on Freddie Mac.

FREDDIE MAC | 2021 Form 10-K	271

Executive Compensation	CEO Pay Ratio

CEO PAY RATIO
SEC rules require annual disclosure of the ratio of a company's CEO's total annual compensation to that of its median employee. For 2021, we used the 2021 median employee who we identified as of December 31, 2021 using payroll data as reported on Form W-2, Box 5 and annualizing it for individuals that had not worked the full year. Except as noted below, we calculated that employee's total annual compensation for 2021 using the same method required for calculating total annual compensation for our CEO (and other NEOs) for purposes of Table 65 - Summary Compensation Table.
The table below sets forth the total annual compensation for our CEO and median employee and the ratio between the two.
Table 64 - CEO Pay Ratio

CEO Pay Ratio
Employee	Total Compensation	Ratio
Michael J. DeVito (CEO)	$687,647(1)	4.5 to 1
Median Employee	154,483(2)
(1)    The total compensation of $687,647 for Mr. DeVito includes his annualized base salary and relocation benefits. See Executive Compensation — CD&A —CEO Compensation and Executive Compensation — 2021 Compensation Information for NEOs — Summary Compensation Table for further discussion.
(2)    Reflects actual 2021 total compensation for the median employee except for estimated incentive compensation payment because, as of the filing of this Form 10-K, we have not concluded our performance year 2021 compensation planning process for employees other than our NEOs. This estimate includes the projected incentive payout for individuals with similar performance ratings.
Given the different methodologies that companies may use to determine their CEO pay ratio, the ratio reported above should not be used as a basis for comparison between companies.

FREDDIE MAC | 2021 Form 10-K	272

Executive Compensation	2021 Compensation Information for NEOs

2021 COMPENSATION INFORMATION FOR NEOs
The following sections set forth compensation information for our NEOs: Mr. Brickman (who served as CEO until January 8, 2021); Mr. Hutchins (who served as our Principal Executive Officer from January 9, 2021 to March 14, 2021); Mr. Grier (who served as Interim CEO from March 15, 2021 to May 31, 2021); Mr. DeVito (who has served as CEO since June 1, 2021); Mr. Lown (who has served as our CFO since June 15, 2020); and the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2021.
Summary Compensation Table
Table 65 - Compensation Summary

		Salary		Bonus(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Named Executive Officer	Year	Earned During Year(1)	Deferred(2)
Michael J. DeVito(6)	2021	$355,385	$—	$—	$—	$87,647	$443,032
Chief Executive Officer

Michael T. Hutchins	2021	600,000	1,675,000	—	936,468	102,838	3,314,306
President	2020	623,077	1,675,000	—	884,476	119,239	3,301,792
	2019	600,000	1,675,000	—	913,735	123,634	3,312,369

Christian M. Lown(6)	2021	600,000	1,500,000	475,000	864,864	116,682	3,556,546
EVP & Chief Financial Officer	2020	334,616	815,934	—	447,610	49,096	1,647,256

Donna M. Corley(6)	2021	600,000	1,176,923	—	721,918	102,588	2,601,429
EVP - Single-Family Business

Anil D. Hinduja	2021	600,000	1,220,000	—	749,174	102,610	2,671,784
EVP - Chief Risk Officer	2020	623,077	1,220,000	—	707,581	115,622	2,666,280
	2019	600,000	1,220,000	—	730,988	117,651	2,668,639

Jerry Weiss(6)	2021	600,000	975,000	—	648,324	102,488	2,325,812
EVP - Chief Administrative Officer & Interim General Counsel

Mark B. Grier(6)	2021	129,231	—	—	—	—	129,231
Former Interim Chief Executive Officer

David M. Brickman(7)	2021	11,538	—	—	—	981	12,519
Former Chief Executive Officer	2020	600,000	—	—	—	102,000	702,000
	2019	600,000	837,500	—	456,867	112,621	2,006,988

(1)Amounts shown in this sub-column consist of base salary paid during the year on a bi-weekly basis. Calendar year 2020 contained 27 bi-weekly pay periods, rather than the usual 26 bi-weekly pay periods. This additional pay period occurs approximately once every 11 years because we pay on a bi-weekly basis. As a result of the additional bi-weekly pay period in 2020, salary amounts for 2020 for Messrs. Hinduja, Hutchins, and Lown are slightly higher than the annual base salary rate. The 2020 base salary rate for each executive officer was as follows: for Mr. Hutchins: $600,000; for Mr. Lown: $600,000; and for Mr. Hinduja: $600,000. In February 2021, FHFA requested that Mr. Brickman repay the amount he received for the 27th pay period, and Mr. Brickman voluntarily agreed to do so.
(2)Amounts shown reflect Fixed Deferred Salary earned during the year. The interest rate for Fixed Deferred Salary earned during 2021, 2020, and 2019 was 0.05% 0.795%, and 1.315%, respectively, which is equal to 50% of the one-year Treasury Bill rate as of December 31 of the applicable prior year. Fixed Deferred Salary earned during each quarter is paid in cash on the last pay date of the corresponding quarter in the following year, along with accrued interest. Interest on Fixed Deferred Salary earned during 2021, 2020, and 2019 is included in All Other Compensation.
(3)Amount shown reflects a cash sign-on payment made to Mr. Lown in connection with his hiring. Although we classified the payment in the “Bonus” column for purposes of the Summary Compensation Table, it is not considered a “bonus” under the STOCK Act. Please see Executive Compensation — CD&A — Written Agreements Relating to NEO Employment and Executive Compensation — CD&A — Other Executive Compensation Considerations —Legal, Regulatory, and Conservator Restrictions on Executive Compensation for additional details.
(4)Amounts shown reflect At-Risk Deferred Salary earned during each year as well as interest on that At-Risk Deferred Salary. The interest rate for At-Risk Deferred Salary earned during 2021, 2020, and 2019 was the same as noted for the interest rate for the Fixed Deferred Salary. Except in the case of Mr. Lown, At-Risk Deferred Salary earned during each quarter will be paid in cash on the last pay date of the corresponding quarter in the following year. For Mr. Lown, At-Risk Deferred Salary earned during each quarter will be paid in cash on the last pay date of the corresponding quarter in the second calendar year. See Executive

FREDDIE MAC | 2021 Form 10-K	273

Executive Compensation	2021 Compensation Information for NEOs

Compensation — CD&A — Determination of 2021 At-Risk Deferred Salary and Executive Compensation — CD&A — Executive Management Compensation Program Overview.
(5)Amounts for 2021 reflect: (i) contributions made under our tax-qualified Thrift/401(k) Plan for plan year 2021; (ii) accruals earned pursuant to the SERP Benefit for plan year 2021; (iii) interest on Fixed Deferred Salary earned during 2020; and (iv) reimbursement of certain relocation expenses incurred by Messrs. DeVito and Lown and reimbursement of financial planning expenses incurred by Mr. Lown. The amounts for 2021 are as follows:

Named Executive Officer	Thrift/401(k) Plan Contributions	SERP Benefit Accruals	Interest on Fixed Deferred Salary	Relocation and Financial Planning Expenses
Mr. DeVito	$—	$—	$—	$87,647
Mr. Hutchins	24,650	77,350	838	—
Mr. Lown	9,419	49,427	750	57,086
Ms. Corley	24,650	77,350	588	—
Mr. Hinduja	24,650	77,350	610	—
Mr. Weiss	24,650	77,350	488	—
Mr. Grier	—	—	—	—
Mr. Brickman	981	—	—	—
Employer contributions to the Thrift/401(k) Plan are generally available on the same terms to all our employees. After the first year of employment, we match up to 6% of eligible compensation at 100% of the employee's contributions. Also, after their first year of employment, employees receive an additional employer contribution to our Thrift/401(k) Plan equal to 2.5% of compensation earned in the prior year. Employee contributions, our matching contributions, and the 2.5% employer contribution are invested in accordance with the employee's investment elections and are immediately vested. For additional information regarding the SERP Benefit, see Executive Compensation — 2021 Compensation Information for NEOs — Nonqualified Deferred Compensation.
Perquisites are valued at their aggregate incremental cost to us. During the years reported, the aggregate value of perquisites received by any NEO was less than $10,000, except for Mr. DeVito, who, in 2021, was reimbursed for relocation expenses, as described above, and Mr. Lown who was reimbursed $56,496 in relocation expenses and $590 in financial planning services. Therefore, in accordance with SEC rules, amounts shown under "All Other Compensation" do not include perquisites, other than for Messrs. DeVito and Lown.
(6)Pursuant to SEC reporting requirements, because Mr. Lown first became an NEO in 2020, information for 2019 is not required to be disclosed. Similarly, because Messrs. DeVito, Weiss, and Grier and Ms. Corley first became NEOs in 2021, information for 2019 and 2020 is not required to be disclosed.
(7)Mr. Brickman resigned effective January 8, 2021. Mr. Brickman became CEO in July 2019, and, during his tenure as CEO, his compensation consisted solely of an annual Base Salary of $600,000. Prior to his service as CEO, he participated in the EMCP and was eligible for Deferred Salary.

Grants of Plan-Based Awards
The following table contains information concerning grants of plan-based awards to each of the NEOs during 2021. The Purchase Agreement prohibits us from issuing equity securities without Treasury's prior written consent. No stock awards were granted during 2021. For a description of the performance and other measures used to determine payouts, see Executive Compensation — CD&A — Elements of Target Total Direct Compensation, — Determination of 2021 Target TDC for NEOs, — Determination of 2021 At-Risk Deferred Salary, and — 2021 Deferred Salary.

FREDDIE MAC | 2021 Form 10-K	274

Executive Compensation	2021 Compensation Information for NEOs

Table 66 - Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)
Named Executive Officer(1)	At-Risk Deferred Salary Award	Threshold	Target/Maximum

Mr. Hutchins	Conservatorship Scorecard	—	$487,500
	Corporate Scorecard/Individual	—	487,500
	Total	—	975,000

Mr. Lown	Conservatorship Scorecard	—	450,000
	Corporate Scorecard/Individual	—	450,000
	Total	—	900,000

Ms. Corley	Conservatorship Scorecard	—	380,769
	Corporate Scorecard/Individual	—	380,769
	Total	—	761,538

Mr. Hinduja	Conservatorship Scorecard	—	390,000
	Corporate Scorecard/Individual	—	390,000
	Total	—	780,000

Mr. Weiss	Conservatorship Scorecard	—	337,500
	Corporate Scorecard/Individual	—	337,500
	Total	—	675,000

(1)Messrs. Brickman, DeVito, and Grier were not eligible to receive Deferred Salary in 2021, and therefore are not included in this table.
(2)The amounts reported reflect At-Risk Deferred Salary granted in 2021 which is subject to reduction based on: (i) corporate performance against the Conservatorship Scorecard; and (ii) the company's performance against the Corporate Scorecard goals and an officer's individual performance. The amount of At-Risk Deferred Salary actually earned can range from 0% of target (reported in the Threshold column) to a maximum of 100% of target (reported in the Target/Maximum column). Actual At-Risk Deferred Salary amounts earned during 2021 are reported in the Non-Equity Incentive Plan Compensation column of Table 65 - Summary Compensation Table.
Outstanding Equity Awards at Fiscal Year-End
None of the NEOs had unexercised options or unvested RSUs as of December 31, 2021.
Option Exercises and Stock Vested
None of the NEOs exercised options or had RSUs vest during 2021.
Pension Benefits
No Pension Benefits table is presented here as the Pension Plan termination was completed in 2015. For additional information, see Executive Compensation — CD&A — Other Executive Compensation Considerations.
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

FREDDIE MAC | 2021 Form 10-K	275

Executive Compensation	2021 Compensation Information for NEOs

To be eligible for the SERP Benefit, the NEO must be eligible for matching contributions and the 2.5% contribution under the Thrift/401(k) Plan for part of the year, as discussed in Footnote 4 to Table 65 - Summary Compensation Table. In addition, to be eligible for the portion of the SERP Benefit attributable to employer matching contributions, the NEO must contribute the maximum amount permitted under the terms of the Thrift/401(k) Plan on either a pre- or post-tax basis.
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
Table 67 - SERP and SERP II Benefits

Named Executive Officer	Executive Contribution in Last FY ($)(1)	Freddie Mac Accruals in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Balance at Last FYE ($)(4)
Mr. DeVito(5)
SERP Benefit	$—	$—	$—	$—	$—
Mr. Hutchins
SERP Benefit	—	77,350	99,043	—	740,207
Mr. Lown
SERP Benefit	—	49,427	2,073	—	51,500
Ms. Corley
SERP Benefit	—	77,350	154,676	—	1,334,717
SERP II Benefit	—	—	18	—	171,378
Mr. Hinduja
SERP Benefit	—	77,350	91,387	—	620,423
Mr. Weiss
SERP Benefit	—	77,350	241,010	—	2,095,066
SERP II Benefit	—	—	37,819	—	533,014
Mr. Grier(5)
SERP Benefit	—	—	—	—	—
Mr. Brickman
SERP Benefit	—	—	232,362	—	1,218,661(6)
SERP II Benefit	—	—	111,658	—	531,728
(1)The SERP and SERP II do not allow for employee contributions.
(2)Amounts reported reflect accruals under the SERP during 2021, including the 2.5% contribution accruals which will be allocated to NEO accounts in 2022. These amounts are also reported in the "All Other Compensation" column in Table 65 - Summary Compensation Table.
(3)Amounts reported represent the total interest and other earnings credited to each NEO under the SERP and SERP II Benefits.
(4)Amounts reported reflect the accumulated balances under the SERP and SERP II Benefits for each NEO and include the plan year 2021 accruals noted in footnote 2 above. All NEOs are fully vested in their SERP and, for Messrs. Brickman and Weiss, and Ms. Corley, their SERP II Benefit account balances.

FREDDIE MAC | 2021 Form 10-K	276

Executive Compensation	2021 Compensation Information for NEOs

The following 2020 SERP Benefit accrual amounts were reported in the "All Other Compensation" column in the 2020 Summary Compensation Table as compensation for each NEO for whom accruals were made during 2020: Mr. Hutchins: $81,698, Mr. Hinduja: $81,698 and Mr. Brickman: $77,775. See our Annual Report on Form 10-K filed on February 13, 2020.
(5)Mr. DeVito was not eligible for the SERP Benefit in 2021 because he had not satisfied the one-year service requirement. Mr. Grier also did not satisfy the one-year service requirement during his service as our Interim CEO.
(6)Amount reported reflects adjustments made to Mr. Brickman's SERP II balance related to tax and other withholdings.

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
■    Forfeiture Event — All earned but unpaid Fixed and At-Risk Deferred Salary (including related interest) is subject to forfeiture upon the occurrence of a Forfeiture Event, as described above under Executive Compensation — CD&A —Written Agreements Relating to NEO Employment — Recapture and Forfeiture Agreement.
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
The table below describes the compensation and benefits that would have been payable to each NEO had the officer terminated their employment under various circumstances as of December 31, 2021.
The table below does not address changes in control, as we are not obligated to provide any additional compensation to our NEOs in connection with a change in control. The table also does not address potential payments upon a termination for cause, which is a termination resulting from the occurrence of an event or conduct described in the Recapture and Forfeiture Agreement. All earned but unpaid Deferred Salary is subject to forfeiture upon the occurrence of such a termination. However, the amount of compensation, if any, to be recaptured and/or forfeited is determined by the Board of Directors, which can only occur following the occurrence of a for cause termination. See Executive Compensation — CD&A — Written Agreements Relating to NEO Employment — Recapture and Forfeiture Agreement.
The table below does not include vested balances in the SERP and SERP II. All NEOs are fully vested in their account balances. Amounts shown in the table also do not include certain items available to all employees generally upon a termination event.
The table below also does not include stock options or RSUs, as there were no outstanding stock options or RSUs held by NEOs as of December 31, 2021.

FREDDIE MAC | 2021 Form 10-K	277

Executive Compensation	2021 Compensation Information for NEOs

Table 68 - Compensation and Benefits if NEO Terminated Employment as of December 31, 2021

Named Executive Officer(1)	Death	Disability	Retirement(2)	All Other Not For Cause Terminations(3)

Michael T. Hutchins
Deferred Salary:
Fixed	$1,675,000	$1,675,000	$1,675,000
At Risk-Conservatorship Scorecard(4)	487,500	487,500	448,500
At Risk-Corporate Scorecard/Individual(5)	487,500	487,500	487,500
Interest on Deferred Salary(6)	827	1,325	1,306
Total	$2,650,827	$2,651,325	$2,612,306

Christian M. Lown
Deferred Salary:
Fixed	$1,500,000	$1,500,000		$1,110,000
At Risk-Conservatorship Scorecard(4)(7)	450,000	450,000		414,000
At Risk-Corporate Scorecard/Individual(5)(7)	450,000	450,000		450,000
Interest on Deferred Salary(6)	749	1,650		1,419
Total	$2,400,749	$2,401,650		$1,975,419

Donna M. Corley
Deferred Salary:
Fixed	$1,176,923	$1,176,923		$870,923
At Risk-Conservatorship Scorecard(4)	380,769	380,769		350,308
At Risk-Corporate Scorecard/Individual(5)	380,769	380,769		371,250
Interest on Deferred Salary(6)	544	969		796
Total	$1,939,005	$1,939,430		$1,593,277

Anil D. Hinduja
Deferred Salary:
Fixed	$1,220,000	$1,220,000		$902,800
At Risk-Conservatorship Scorecard(4)	390,000	390,000		358,800
At Risk-Corporate Scorecard/Individual(5)	390,000	390,000		390,000
Interest on Deferred Salary(6)	624	1,000		826
Total	$2,000,624	$2,001,000		$1,652,426

Jerry Weiss
Deferred Salary:
Fixed	$975,000	$975,000	$975,000
At Risk-Conservatorship Scorecard(4)	337,500	337,500	310,500
At Risk-Corporate Scorecard/Individual(5)	337,500	337,500	337,500
Interest on Deferred Salary(6)	515	825	812
Total	$1,650,515	$1,650,825	$1,623,812

(1)Messrs. Brickman, DeVito, and Grier are excluded from this table because they were not eligible for any additional compensation in connection with a termination of employment.
(2)Messrs. Hutchins and Weiss are the only retirement-eligible NEOs under the EMCP.
(3)All Other Not For Cause Terminations refer to (i) voluntary terminations other than for retirement; or (ii) involuntary terminations other than for cause. No amount is shown for Messrs. Hutchins and Weiss because they are retirement eligible. In accordance with early termination provisions in the EMCP, the amounts disclosed for Deferred Salary: Fixed for all other NEOs have been reduced by 26% to reflect a December 31, 2021 termination event.

FREDDIE MAC | 2021 Form 10-K	278

Executive Compensation	2021 Compensation Information for NEOs

(4)The amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard reflect the funding level determined by FHFA with respect to performance against the 2021 Conservatorship Scorecard. In cases of death or disability, the process for determining funding level is waived if the funding level has not been determined at the date of termination.
(5)The amounts reported for Deferred Salary: At Risk-Corporate Scorecard/Individual in the Retirement and All Other Not For Cause Terminations columns reflect the assessment of 2021 performance approved by the CHC Committee and FHFA. For death or disability, the provisions are the same as for the amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard.
(6)Interest on Deferred Salary is accrued and paid in accordance with the terms of the EMCP. The amount of interest in the Death column assumes that payment occurs on the 90th day following the date of death, which is assumed to be December 31, 2021. For Mr. Lown, the interest on At-Risk Deferred Salary in the case of disability and all other not for cause terminations is calculated for two years based on the two-year deferral period in accordance with the EMCP for executive officers hired on or after December 31, 2019.
(7)The amounts reported for At-Risk Deferred Salary reflect amounts earned by Mr. Lown in 2021 and do not include At-Risk Deferred Salary earned by Mr. Lown in 2020 that, pursuant to the EMCP, we will pay to him in 2022.

FREDDIE MAC | 2021 Form 10-K	279

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP
Our only class of voting stock is our common stock. Upon its appointment as Conservator, FHFA immediately succeeded to the voting rights of holders of our common stock. The following table shows the beneficial ownership of our common stock as of February 9, 2022 by our directors, our NEOs, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. As of February 9, 2022, each director and NEO, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. We ceased paying our executive officers and directors stock-based compensation when we entered conservatorship. In addition, the Purchase Agreement prohibits us from issuing any of our equity securities, including as compensation to our directors and executive officers, without the prior written consent of Treasury, and no equity securities, other than the senior preferred stock issued to Treasury, have been issued since we entered conservatorship. In addition, company policy prohibits directors and executive officers from engaging in transactions involving our equity securities, except selling company securities owned prior to the implementation of the policy. See Executive Compensation — CD&A — Other Executive Compensation Considerations — Stock Ownership, Hedging, and Pledging Policies for additional information. Unless otherwise noted, the information presented below is based on information provided to us by the individuals or entities specified in the table.
Stock Ownership By Directors and Executive Officers
Table 69 - Stock Ownership by Directors and Executive Officers

Directors and Named Executive Officers	Position	Common Stock Beneficially Owned Excluding Stock Options(1)	Stock Options Exercisable Within 60 Days of Feb. 9, 2022	Total Common Stock Beneficially Owned
Mark H. Bloom	Director	—	—	—
Kathleen L. Casey	Director	—	—	—
Lance F. Drummond	Director	—	—	—
Aleem Gillani	Director	—	—	—
Mark B. Grier	Director and Former Interim Chief Executive Officer	—	—	—
Christopher E. Herbert	Director	—	—	—
Grace A. Huebscher	Director	—	—	—
Sara Mathew	Director	—	—	—
Allan P. Merrill	Director	—	—	—
Alberto G. Musalem	Director	—	—	—
Michael J. DeVito	Chief Executive Officer and Director	—	—	—
Michael T. Hutchins	President	—	—	—
Christian M. Lown	EVP & Chief Financial Officer		—
Donna M. Corley	EVP - Single-Family Business	5,998	—	5,998(2)
Anil D. Hinduja	EVP - Chief Risk Officer	—	—	—
Jerry Weiss	EVP - Chief Administrative Officer & Interim General Counsel	—	—	—
David M. Brickman(3)	Former Chief Executive Officer	3,395	—	3,395(2)
All directors and executive officers as a group (19 persons)(4)		9,393	—	9,393(2)
(1)Includes shares of stock beneficially owned as of February 9, 2022.
(2)Represents shares of stock beneficially owned prior to the company's entry into conservatorship.
(3)Mr. Brickman resigned from the company effective January 8, 2021.
(4)This table does not include Messrs. Chavers and Hayden who will join the Board of Directors effective February 15, 2022. Neither Mr. Chavers nor Mr. Hayden beneficially own any shares of our stock.

FREDDIE MAC | 2021 Form 10-K	280

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership by Greater-Than 5% Holders
Table 70 - Stock Ownership by Greater Than 5% Holders

5% Holders(1)	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable(2)	79.9%
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
We have no shares of common stock available for issuance upon the exercise of options, warrants, and rights under our existing equity compensation plans as of December 31, 2021. Prior to conservatorship, stockholders approved the Employee Stock Purchase Plan, the 2004 Stock Compensation Plan, and the 1995 Stock Compensation Plan (together, the Employee Plans), and the 1995 Directors' Stock Compensation Plan (the Directors' Plan). The authorizations to issue shares of common stock under the Employee Plans and Directors' Plan have expired pursuant to their respective terms. Therefore, we are not providing an Equity Compensation Table.

FREDDIE MAC | 2021 Form 10-K	281

Certain Relationships and Related Transactions
Certain Relationships And Related Transactions
POLICY GOVERNING RELATED PERSON TRANSACTIONS
The Board of Directors has adopted a written policy governing the approval of related person transactions. This policy sets forth procedures for the review and approval or ratification of transactions involving related persons. Under the policy, "related person" means any person who is, or was at any time since the beginning of our last completed fiscal year, a director, a director nominee, an executive officer, or an immediate family member of any of the foregoing persons.

Under authority delegated by the Board of Directors, the Nominating and Governance Committee, or its Chair or other designated member under certain circumstances, each an Authorized Approver, is responsible for applying the Related Person Transactions Policy. Transactions covered by the Related Person Transactions Policy consist of any transaction, arrangement, or relationship or series of similar transactions, arrangements, or relationships, in which:
■    The aggregate amount involved exceeded or is expected to exceed $120,000;
■    We were or are expected to be a participant; and
■    Any related person had or will have a direct or indirect material interest.
The Related Person Transactions Policy includes a list of categories of transactions identified by the Board of Directors as having no significant potential for an actual conflict of interest or the appearance of a conflict or benefit to a related person, and thus such transactions are not considered potential related person transactions subject to review.
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
TRANSACTIONS WITH 5% SHAREHOLDERS
In connection with our entry into conservatorship, we issued a warrant to Treasury to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis. There have been a number of transactions between us and Treasury since the beginning of 2021, as discussed in MD&A — Consolidated Results of Operations, MD&A — Liquidity and Capital Resources, MD&A — Conservatorship and Related Matters, MD&A — Regulation and Supervision, Note 2, Note 8, and Note 12.
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

FREDDIE MAC | 2021 Form 10-K	282

Certain Relationships and Related Transactions
TRANSACTIONS WITH INSTITUTIONS RELATED TO EXECUTIVE OFFICERS
Mr. Lown’s brother, Jeffrey Lown, serves as the Chief Executive Officer and President of Cherry Hill Mortgage Investment Corporation (“Cherry Hill”) and serves as the President and a director of one of Cherry Hill’s subsidiaries, Aurora Financial Group Inc. (“Aurora”). Aurora is a single-family servicer servicing approximately 34,000 loans with a UPB as of December 31, 2021 of $7.9 billion. These transactions are conducted in the ordinary course and on an arm's length basis.
CONSERVATORSHIP AGREEMENTS
Treasury, FHFA, and the Federal Reserve have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See MD&A — Conservatorship and Related Matters and Note 2.

FREDDIE MAC | 2021 Form 10-K	283

Principal Accounting Fees and Services
Principal Accounting Fees and Services
DESCRIPTION OF FEES
PricewaterhouseCoopers LLP has served as our independent public accountants since 2002. The following is a description of fees billed to us by PricewaterhouseCoopers LLP during 2021 and 2020.
Auditor Fees(1)
Table 71 - Auditor Fees

(In thousands)	2021	2020
Audit Fees(2)	$22,744	$20,550
Audit-Related Fees(3)	7,530	7,180
Tax Fees(4)	2,432	48
All Other Fees(5)	10	10
Total	$32,716	$27,788
(1)These fees represent amounts billed (including reimbursable expenses within the designated year).
(2)Audit fees include fees in connection with quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements.
(3)Audit-related fees include: (i) fees for the performance of certain agreed-upon procedures regarding aspects of compliance with the Purchase Agreement covenants; (ii) attestation-related services on debt offerings; (iii) compliance evaluation of the minimum servicing standards as set forth in the Uniform Single Attestation Program for Mortgage Bankers; (iv) fees related to accounting policy consultations; and (v) fees for the performance of certain agreed-upon procedures related to our risk transfer and structured transactions, pursuant to engagement letters with the company, including where the fees are billed to and paid by unconsolidated trusts created in connection with such transactions.
(4)The tax fees related to non-audit tax compliance and consulting services arising from research and development tax credits and advice and recommendations related to tax planning and reporting matters.
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

FREDDIE MAC | 2021 Form 10-K	284

Principal Accounting Fees and Services
the authority to address requests to pre-approve certain additional audit and non-audit services to be performed by the company's independent auditor with fees totaling up to a maximum of $250,000 per quarter, with reporting of any such approval decisions to the Audit Committee at its next scheduled meeting. The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed by our independent public accounting firm in 2021 and 2020.
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

FREDDIE MAC | 2021 Form 10-K	285

Exhibits and Financial Statement Schedules
Exhibits and Financial Statement Schedules
    (a) Documents filed as part of this report:
        (1) Consolidated Financial Statements
The consolidated financial statements required to be filed in this Form 10-K are included in Financial Statements and Supplementary Data.
        (2) Financial Statement Schedules
            None.
        (3) Exhibits
An Exhibit Index has been filed as part of this Form 10-K beginning on page 296.

FREDDIE MAC | 2021 Form 10-K	286

Glossary
Glossary
This Glossary includes acronyms and defined terms that are used throughout this report.
■    ACIS - Agency Credit Insurance Structure - Transactions in which we purchase insurance policies that provide credit protection for certain specified credit events that are typically allocated to the non-issued notional credit risk positions of a STACR transaction. We also enter into other ACIS transactions that provide credit protection for certain specified credit events on loans not included in a reference pool created for a STACR transaction, or provide front-end credit risk transfer as loans come into the portfolio. Under each of these insurance policies, we pay monthly premiums that are determined based on the outstanding balance of the reference pool. When specific credit events occur, we generally receive compensation from the insurance policy up to an aggregate limit based on actual losses.
■    Administration - Executive branch of the U.S. government.
■    Agency securities - Generally refers to mortgage-related securities issued or guaranteed by the GSEs or government agencies.
■    Alt-A loan - Although there is no universally accepted definition of Alt-A, many mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if these loans are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. We categorize loans in our single-family mortgage portfolio as Alt-A if the lender that delivered them to us classified the loans as Alt-A, or if the loans had reduced documentation requirements as well as a combination of certain credit characteristics and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized as an Alt-A loan because the refinance loan is not identified by the servicer as an Alt-A loan. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions.
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
■    CARES Act - Coronavirus Aid, Relief, and Economic Security Act - An economic stimulus bill signed into law on March 27, 2020, designed to mitigate the negative economic effects of the COVID-19 pandemic in the United States.
■    CCF - Conservatorship Capital Framework - An economic capital system with detailed formulae provided by FHFA to evaluate and manage our financial risk and to make economic business decisions while in conservatorship.
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
■    CEO - Chief Executive Officer.
■    CFO - Chief Financial Officer.
■    CFPB - Consumer Financial Protection Bureau.
■    Charge-offs - Represent the amount of a financial asset that is removed from our consolidated balance sheets when deemed uncollectible, regardless of when the impact of the credit loss was recorded on our consolidated statements of

FREDDIE MAC | 2021 Form 10-K	287

Glossary
comprehensive income. For mortgage loans, generally the amount of a charge-off is the recorded investment in excess of the fair value of the loan's collateral.
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
■    Conservator - FHFA, acting in its capacity as Conservator of Freddie Mac.
■    Conservatorship Scorecard - FHFA's mechanism for outlining specific conservatorship priorities for Freddie Mac, Fannie Mae, and their joint venture, Common Securitization Solutions, LLCSM.
■    Convexity - A measure of how much a financial instrument's duration changes as interest rates change.
■    Corporate Governance Rule - FHFA's rule regarding the Responsibilities of Board of Directors, Corporate Practices and Corporate Governance Matters.
■    Credit enhancement - A financial arrangement that is designed to reduce credit risk by partially or fully compensating an investor in a mortgage or security (e.g., Freddie Mac) in the event of specified losses. Examples of credit enhancements include insurance, CRT transactions, overcollateralization, indemnification agreements, and government guarantees.
■    Credit fee - A fee charged to sellers above base contractual guarantee fees to compensate us for higher levels of risk in some loan products.
■    Credit losses - Consists of net charge-offs and REO operations (income) expense.
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
■    CRO - Chief Risk Officer.
■    CSS - Common Securitization Solutions, LLC.
■    CSP - Common Securitization Platform.
■    Current LTV Ratio or CLTV - The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographic area since that time. Changes in market value of single-family properties are derived from our internal index, which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family loan acquisitions. Estimates of the current LTV ratio exclude any secondary financing by third parties.
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
■    DEI - Diversity, Equity, and Inclusion.
■    Delinquency - A failure to make timely payments of principal and/or interest on a loan. For single-family loans, we generally report delinquency rate information based on the number of loans that are seriously delinquent. We report single-family loans in forbearance as delinquent during the forbearance period to the extent that payments are past due based on the loan's original contractual terms, irrespective of the forbearance plan. For multifamily loans, we report delinquency rate information based on the UPB of loans that are two monthly payments or more past due or in the process of foreclosure. Loans that have been modified or received forbearance are not counted as delinquent as long as the borrower is performing pursuant to the terms of the modified loan or forbearance agreement. Unless stated otherwise, multifamily delinquency rates presented in this Form 10-K refer to gross delinquency rates before consideration of risk transfers.
■    Derivative - A financial instrument whose value depends upon the characteristics and value of an underlying such as a

FREDDIE MAC | 2021 Form 10-K	288

Glossary
financial asset or index. Examples of underlyings include security or commodity prices, interest or currency rates, and other financial indices.
■    Director - Director or Acting Director.
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
■    DTI - Debt-to-income.
■    Duration - A measure of a financial instrument's price sensitivity to changes in interest rates.
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
■    DUS - Fannie Mae's Delegated Underwriting and Servicing program.
■    EMCP - Executive Management Compensation Program.
■    Enterprises - Freddie Mac and Fannie Mae.
■    ERC - Enterprise Risk Committee.
■    ERCF - Enterprise Regulatory Capital Framework - Final rule adopted by FHFA in 2020 that establishes a new regulatory capital framework for Freddie Mac and Fannie Mae.
■    ERM - Enterprise Risk Management.
■    ERP - Enterprise Risk Policy - The ERP sets forth the core components of the enterprise risk framework that defines how we identify, assess, manage, control, and report on risks.
■    ESG - Environmental, Social, and Governance.
■    EVP - Executive Vice President.
■    Exchange Act - Securities Exchange Act of 1934, as amended.
■    Fannie Mae - Federal National Mortgage Association.
■    FASB - Financial Accounting Standards Board.
■    Federal Reserve - Board of Governors of the Federal Reserve System.
■    FEMA - Federal Emergency Management Agency.
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
■    FSOC - Financial Stability Oversight Council.

FREDDIE MAC | 2021 Form 10-K	289

Glossary
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
■    GSD/FICC - Government Securities Division of the Fixed Income Clearing Corporation.
■    GSE Act - The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Reform Act.
■    GSEs - Government-sponsored enterprises - Refers to certain legal entities created by the U.S. government, including Freddie Mac, Fannie Mae, and the FHLBs.
■    Guarantee fee - The fee that we receive for guaranteeing the payment of principal and interest to mortgage security investors, which consists primarily of a combination of a monthly guarantee fee paid as a percentage of the UPB of the underlying loans, and initial upfront payments, such as credit fees.
■    Guidelines - Corporate Governance Guidelines, as revised.
■    HAMP - Home Affordable Modification Program - Refers to the effort under the MHA Program whereby the U.S. government, Freddie Mac, and Fannie Mae committed funds to help eligible homeowners avoid foreclosure and keep their homes through loan modifications. HAMP ended in December 2016.
■    HERA - Housing and Economic Recovery Act.
■    HFA - State or local Housing Finance Agency.
■    HUD - U.S. Department of Housing and Urban Development.
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
■    January 2021 Letter Agreement - An agreement that we through the Conservator, acting on our behalf, entered into with Treasury on January 14, 2021 to further amend (1) the Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms, and Conditions of Variable Liquidation Preference Senior Preferred Stock (Par Value $1.00 Per Share) dated September 30, 2019 and (2) the Purchase Agreement.
■    K Certificates - Structured pass-through certificates backed primarily by recently originated multifamily loans purchased by Freddie Mac.
■    Legislated 10 basis point fee - The 10 basis point increase in guarantee fees we implemented for all single-family residential mortgages delivered to us on or after April 1, 2012, at the direction of FHFA pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 as extended by the Infrastructure Investment and Jobs Act. We are required to charge and remit to Treasury this 10 basis point fee for all single-family residential mortgage loans delivered to us through October 1, 2032.
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

FREDDIE MAC | 2021 Form 10-K	290

Glossary
2017 Letter Agreement. In addition, pursuant to the September 2019 Letter Agreement and January 2021 Letter Agreement, increases in the Net Worth, if any, during the immediately prior fiscal quarter have been, or will be, added to the liquidation of the senior preferred stock at the end of each fiscal quarter, from September 30, 2019 through the Capital Reserve End Date. We may make payments to reduce the liquidation preference of the senior preferred stock only in limited circumstances.
■    Liquidity and Contingency Operating Portfolio - Subset of our other investments portfolio. Consists of cash and cash equivalents, certain securities purchased under agreements to resell, and certain non-mortgage-related securities.
■    LLC - Limited liability company.
■    LLRE - Limited life regulated entity.
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
■    Market spread - The difference between the yields of two debt securities, or the difference between the yield of a debt security and a benchmark yield, such as LIBOR or SOFR. We measure market spreads primarily using our models.
■    MBS - Mortgage-backed security.
■    MBSD/FICC - Mortgage-Backed Securities Division of the Fixed Income Clearing Corporation.
■    MCIP - Multifamily Credit Insurance Pool.
■    MD&A - Management's Discussion and Analysis of Financial Condition and Results of Operations.
■    Mortgage assets - Refers to both loans and mortgage-related securities we hold in our mortgage-related investments portfolio.
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
■    Net worth sweep dividend requirement, Net Worth Amount, Capital Reserve Amount, and Capital Reserve End Date - For each quarter from January 1, 2013 through the Capital Reserve End Date, the dividend requirement on the senior preferred stock will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury's commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in conformity with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend shall accrue or be payable for that quarter. The applicable Capital Reserve Amount was $3.0 billion for 2018, increased to $20.0 billion in 3Q 2019 pursuant to the September 2019 Letter Agreement, and increased further to the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF in 1Q 2021 pursuant to the January 2021 Letter Agreement. If we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the applicable Capital Reserve Amount would thereafter be zero. The Capital Reserve End Date is the last day of the second consecutive fiscal quarter during which Freddie Mac has had and maintained capital equal to or in excess of all of the capital requirements and buffers under the ERCF.
■    Non-accrual loan - A loan for which we are not accruing interest income. We place loans on non-accrual status when we believe collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment.
■    NYSE - New York Stock Exchange.
■    OAS - Option-adjusted spread - An estimate of the incremental yield spread between a particular financial instrument (e.g., a security, loan, or derivative contract) and a benchmark yield curve (e.g., LIBOR, SOFR, agency, or U.S. Treasury securities). This includes consideration of potential variability in the instrument's cash flows resulting from any options embedded in the instrument, such as prepayment options. When the OAS on a given asset widens, the fair value of that asset will typically decline, all other market factors being equal. The opposite is true when the OAS on a given asset tightens.

FREDDIE MAC | 2021 Form 10-K	291

Glossary
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
■    PCCBA - Prescribed capital conservation buffer amount.
■    Pension Plan - The Federal Home Loan Mortgage Corporation Employees' Pension Plan.
■    Performing loan - A loan where the borrower is less than three months past due and is not in the process of foreclosure.
■    PLBA - Prescribed leverage buffer amount.
■    Primary mortgage market - The market where lenders originate loans by lending funds to borrowers. We do not lend money directly to homeowners and do not participate in this market.
■    Purchase Agreement / Senior Preferred Stock Purchase Agreement - An agreement that we through the Conservator, acting on our behalf, entered into with Treasury on September 7, 2008, relating to Treasury's purchase of senior preferred stock and warrant, which was subsequently amended and restated on September 26, 2008 and further amended on May 6, 2009, December 24, 2009, August 17, 2012, December 21, 2017, September 27, 2019, January 14, 2021, and September 14, 2021.
■    PVS - Portfolio Value Sensitivity - One of our primary interest-rate risk measures. PVS measures are estimates of the amount of average potential pre-tax loss in the value of our financial assets and liabilities due to parallel (PVS-L) and non-parallel (PVS-YC) changes in SOFR.
■    RCSA - Risk and Control Self-Assessment.
■    Reform Act - The Federal Housing Finance Regulatory Reform Act of 2008, which, among other things, amended the GSE Act by establishing a single regulator, FHFA, for Freddie Mac, Fannie Mae, and the FHLBs.
■    REIT - Real estate investment trust.
■    Relief refinance loan - A single-family loan delivered to us for purchase or guarantee that meets the criteria of one of our relief refinance programs which include Enhanced Relief Refinance and other legacy programs.
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
■    Reperforming loan - An unsecuritized loan that was previously three months or more past due based on the loan’s original contractual terms or in the process of foreclosure, but the borrower subsequently made payments or entered into payment deferral plans such that the loan returns to less than three months past due, or a performing modified loan, which is a loan that was modified and is less than three months past due and is not in the process of foreclosure.
■    Reputation risk - The risk of damage to the Freddie Mac brand and reputation from any action, inaction, or association that is perceived to be inappropriate, unethical, or inconsistent with our mission.
■    RSU - Restricted stock unit.

FREDDIE MAC | 2021 Form 10-K	292

Glossary
■    S&P - Standard & Poor's.
■    SB Certificates - Structured pass-through certificates backed primarily by recently originated small balance multifamily loans purchased by Freddie Mac.
■    SCR debt note - Structured Credit Risk debt note - A debt security where the principal balance is subject to the performance of a reference pool of multifamily loans guaranteed by Freddie Mac.
■    SCR Trust note - Structured Credit Risk Trust note - A debt security issued by a nonconsolidated trust where the principal balance is linked to the credit performance of a reference pool of multifamily loans owned or guaranteed by Freddie Mac. We make payments to the trust to support payment of the interest due on the notes, and we receive payments from the trust as a result of defined credit events on the reference pool.
■    SEC - U.S. Securities and Exchange Commission.
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
■    September 2021 Letter Agreement - An agreement that we through the Conservator, acting on our behalf, entered into with Treasury on September 14, 2021 to amend the Purchase Agreement to suspend certain requirements that were added to the Purchase Agreement pursuant to the January 2021 Letter Agreement.
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
■    SFHAs - Special Flood Hazard Areas designated by FEMA.
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
■    STACR Trust note - Structured Agency Credit Risk Trust note - A debt security issued by a nonconsolidated trust where the principal balance is linked to the credit performance of a reference pool of single-family loans owned or guaranteed by Freddie Mac. We make payments to the trust to support payment of the interest due on the notes, and we receive payments from the trust as a result of defined credit events on the reference pool.
■    Strategic risk - The risk to earnings, capital, profitability, mission, or reputation arising from adverse business decisions, or the improper implementation of those decisions, that may negatively affect the company's strategy.
■    Strips - Multiclass securities that are formed by resecuritizing previously issued Level 1 Securitization Products or single-class resecuritization products and issuing stripped securities, including principal-only and interest-only securities or floating rate and inverse floating rate securities, backed by the cash flows from the underlying collateral. This structure allows commingling of TBA-eligible Freddie Mac and Fannie Mae collateral.
■    Subprime - Participants in the mortgage market may characterize single-family loans, based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Subprime generally refers to the

FREDDIE MAC | 2021 Form 10-K	293

Glossary
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
■    Upfront fee - A fee charged to sellers that primarily includes credit fees that are calculated based on credit risk factors such as the loan product type, loan purpose, LTV ratio, and credit score.
■    USDA - U.S. Department of Agriculture.
■    VA - U.S. Department of Veterans Affairs.
■    Variation margin - Payments we make to or receive from a derivatives clearinghouse or counterparty based on the change in fair value of a derivative instrument. Variation margin is typically transferred within one business day.
■    VIE - Variable Interest Entity - A VIE is an entity that has a total equity investment at risk that is not sufficient to finance its activities without additional subordinated financial support provided by another party, or where the group of equity holders does not have: (1) the ability to make significant decisions about the entity's activities; (2) the obligation to absorb the entity's expected losses; or (3) the right to receive the entity's expected residual returns.
■    Warrant - Refers to the warrant we issued to Treasury on September 7, 2008 pursuant to the Purchase Agreement. The warrant provides Treasury the ability to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of Freddie Mac common stock outstanding on a fully diluted basis on the date of exercise.
■    When-Issued K-Deal (WI K-Deal) Certificates - Guaranteed certificates initially backed by cash until a future K Certificate is delivered.
■    Workforce housing - Multifamily housing that is affordable to the majority of low to middle income households.
■    Workout, or loan workout - A workout is either a home retention action, which is either a loan modification, repayment plan, or forbearance plan, or a foreclosure alternative, which is either a short sale or a deed in lieu of foreclosure.
■    XBRL - eXtensible Business Reporting Language.

FREDDIE MAC | 2021 Form 10-K	294

Glossary
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

FREDDIE MAC | 2021 Form 10-K	295

Exhibit Index
Exhibit Index

Exhibit	Description*

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

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

FREDDIE MAC | 2021 Form 10-K	296

Exhibit Index

Exhibit	Description*

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

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

FREDDIE MAC | 2021 Form 10-K	297

Exhibit Index

Exhibit	Description*

4.24
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.55% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated September 28, 2007 (incorporated by reference to Exhibit 4.24 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.25
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated December 4, 2007 (incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.26
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 27, 2012 (incorporated by reference to Exhibit 4.26 to the Registrant's Annual Report on Form 10-K filed on February 28, 2013)

4.27
Second Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated January 1, 2018 (incorporated by reference to Exhibit 4.27 to the Registrant's Annual Report on Form 10-K filed on February 15, 2018)

4.28
Third Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 30, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2019)

4.29
Fourth Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated April 13, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2021)

4.30	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.31
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 11, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2021)

10.1
Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.28 the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008)†

10.3
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.4
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2010)†

10.5
Second Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2011)†

10.6
Third Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2012)†

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2021 Form 10-K	298

Exhibit Index

Exhibit	Description*

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

10.16	Executive Management Compensation Program Recapture and Forfeiture Agreement (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed on February 16, 2017)†

10.17	2020 Executive Management Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 30, 2019)†

10.18
Restrictive Covenant and Confidentiality Agreement, dated June 4, 2021, between Freddie Mac and Michael DeVito (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on July 29, 2021)†

10.19
Form of Restrictive Covenant and Confidentiality Agreement between the Federal Home Loan Mortgage Corporation and Executive Officers (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on July 29, 2021)†

10.20	Memorandum Agreement, dated May 4, 2021, between Freddie Mac and Michael J. DeVito (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2021)†

10.21	Memorandum Agreement, dated May 22, 2020, between Freddie Mac and Christian M. Lown (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2020)†

10.22	Agreement, dated February 9, 2021, between Freddie Mac and David M. Brickman (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2021)†

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2021 Form 10-K	299

Exhibit Index

Exhibit	Description*

10.23
Memorandum Agreement, dated February 9, 2021, between Freddie Mac and David M. Brickman (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2021)†

10.24
Restrictive Covenant and Confidentiality Agreement, dated September 6, 2018, between Freddie Mac and David Brickman (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 6, 2018)†

10.25	Memorandum Agreement, dated March 3, 2021, between Freddie Mac and Mark B. Grier (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 16, 2021)†

10.26	Description of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008)†

10.27	Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and Executive Officers†

10.28	Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and Outside Directors†

10.29	PC Master Trust Agreement, dated May 16, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed July 31, 2019)

10.30	UMBS and MBS Master Trust Agreement, dated April 30, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on July 31, 2019)

10.31
Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008)

10.32
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

10.33
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

10.34
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

10.35
Letter Agreement dated December 21, 2017 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 21, 2017)

10.36
Letter Agreement dated September 27, 2019 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2019)

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2021 Form 10-K	300

Exhibit Index

Exhibit	Description*

10.37
Letter Agreement dated January 14, 2021 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 19, 2021)

10.38
Letter Agreement dated September 14, 2021 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 20, 2021)

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

99.1
Third Amended and Restated Limited Liability Company Agreement of Common Securitization Solutions, LLC, dated as of January 9, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant's Annual Report on Form 10-K filed on February 13, 2020)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

FREDDIE MAC | 2021 Form 10-K	301

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael J. DeVito
Michael J. DeVito
Chief Executive Officer
Date: February 10, 2022

FREDDIE MAC | 2021 Form 10-K	302

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Sara Mathew*	Non-Executive Chair of the Board	February 10, 2022
Sara Mathew

/s/ Michael J. DeVito	Chief Executive Officer and Director	February 10, 2022
Michael J. DeVito	(Principal Executive Officer)

/s/ Christian M. Lown	Executive Vice President and Chief Financial Officer	February 10, 2022
Christian M. Lown	(Principal Financial Officer)

/s/ Donald F. Kish	Senior Vice President — Corporate Controller and	February 10, 2022
Donald F. Kish	Principal Accounting Officer (Principal Accounting Officer)

/s/ Mark H. Bloom*	Director	February 10, 2022
Mark H. Bloom

/s/ Kathleen L. Casey*	Director	February 10, 2022
Kathleen L. Casey

/s/ Launcelot F. Drummond*	Director	February 10, 2022
Launcelot F. Drummond

/s/ Aleem Gillani*	Director	February 10, 2022
Aleem Gillani

/s/ Mark B. Grier*	Director	February 10, 2022
Mark B. Grier

/s/ Christopher E. Herbert*	Director	February 10, 2022
Christopher E. Herbert

/s/ Grace A. Huebscher*	Director	February 10, 2022
Grace A. Huebscher

/s/ Allan P. Merrill*	Director	February 10, 2022
Allan P. Merrill

/s/ Alberto G. Musalem*	Director	February 10, 2022
Alberto G. Musalem

*By:	/s/ Jerry Weiss
Jerry Weiss
Attorney-in-Fact

FREDDIE MAC | 2021 Form 10-K	303

Index

Form 10-K Index

Item Number		Page(s)
PART I
Item 1	Business	1, 5-10, 31-41, 47-52, 111-123
Item 1A	Risk Factors	125-142
Item 1B	Unresolved Staff Comments	Not Applicable
Item 2	Properties	9
Item 3	Legal Proceedings	143
Item 4	Mine Safety Disclosures	Not Applicable
PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	144
Item 6	Reserved	Not Applicable
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	2-6, 11-28, 30, 42-46, 53-110, 124
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	93-98
Item 8	Financial Statements and Supplementary Data	145-235
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable
Item 9A	Controls and Procedures	101, 146-147, 236-237
Item 9B	Other Information	238-239
Item 9C	Disclosure Regarding Foreign Jurisdiction that Prevent Inspection	Not Applicable
PART III
Item 10	Directors, Executive Officers and Corporate Governance	57-59, 239-254
Item 11	Executive Compensation	251-252, 255-279
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	280-281
Item 13	Certain Relationships and Related Transactions, and Director Independence	245-246, 282-283
Item 14	Principal Accounting Fees and Services	284-285
PART IV
Item 15	Exhibits and Financial Statement Schedules	286, 296-301
Item 16	Form 10-K Summary	Not Applicable
Signatures		302-303

FREDDIE MAC | 2021 Form 10-K	304