Form 10-Q
period 2022-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2022-04-28
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 12, 2022, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 1Q 2022 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 1Q 2022 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and that are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the MD&A - Forward-Looking Statements section of this Form 10-Q and the Introduction and Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2021, or 2021 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2021 Annual Report.
You should read the following MD&A in conjunction with our 2021 Annual Report and our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2022 included in Financial Statements.
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
Since September 2008, we have been operating in conservatorship, with FHFA as our Conservator. The conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. Our future is uncertain, and the conservatorship has no specified termination date. We do not know what changes may occur to our business model during or following conservatorship, including whether we will continue to exist. In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury, under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. Our Purchase Agreement with Treasury is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities. For additional information on the conservatorship and related matters and the Purchase Agreement, see our 2021 Annual Report.

Freddie Mac 1Q 2022 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
■    Net income was $3.8 billion for 1Q 2022, an increase of 37% year-over-year. The increase in net income was driven by higher net revenues and a credit reserve release in Single-Family.
■    Net revenues increased 11% year-over-year to $5.8 billion, primarily driven by higher net interest income and higher net investment gains.
■    Net worth was $31.7 billion as of March 31, 2022, up from $28.0 billion as of December 31, 2021. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $100.7 billion on March 31, 2022, and will increase to $104.4 billion on June 30, 2022 based on the $3.7 billion increase in net worth in 1Q 2022.
Market Liquidity

                          Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $223.1 billion in liquidity to the mortgage market in 1Q 2022, which enabled the financing of over 835,000 home purchases, refinancings, and rental units.

Freddie Mac 1Q 2022 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
■    Our mortgage portfolio increased 16% year-over-year to $3.3 trillion, driven by a 17% increase in our Single-Family mortgage portfolio and a 5% increase in our Multifamily mortgage portfolio.
●    The growth in our Single-Family mortgage portfolio was primarily driven by continued house price appreciation and strong home purchase activity. Continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.
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

Freddie Mac 1Q 2022 Form 10-Q	3

Management's Discussion and Analysis	Market Conditions and Economic Indicators

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
■    Changes in benchmark interest rates can significantly affect our financial position and results of operations, including our net interest income and the fair value of our financial instruments. We have elected hedge accounting for certain assets and liabilities in an effort to reduce GAAP earnings variability attributable to changes in benchmark interest rates.

Unemployment Rate and Monthly Net New Jobs

Source: U.S. Bureau of Labor Statistics.
■    Changes in the national unemployment rate can affect several market factors, including the demand for single-family and multifamily housing and loan delinquency rates.
■    The unemployment rate fell to 3.6% as of March 2022, down from 6.0% in March 2021. The labor force participation rate is still below its pre-pandemic levels as many workers have yet to re-enter the labor market after their initial exit.

Freddie Mac 1Q 2022 Form 10-Q	4

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Single-Family Housing and Mortgage Market Conditions

U.S. Single-Family Home Sales and House Prices

4.3%
5.4%
3.2%
3.8%
5.0%
7,183
6,687
6,766
6,967
6,877
896
737
699
764
814
6,287
5,950
6,067
6,203
6,063
1Q21
2Q21
3Q21
4Q21
1Q22
Sales of existing homes (units in thousands)
Sales of new homes (units in thousands)
Single-family house price growth rate

Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.

U.S. Single-Family Mortgage Originations
(UPB in billions)
Source: Inside Mortgage Finance. 1Q 2022 U.S. single-family mortgage originations data is not yet available.
■    Home sales decreased in 1Q 2022. We expect home sales in 2022 to decline compared to 2021 as higher mortgage interest rates and house prices offset the strong demand for housing.
■    Single-family house prices increased 5.0% during 1Q 2022, compared to an increase of 4.3% during 1Q 2021. Although supply constraints could continue to exert pressure on house prices, we expect house price growth to moderate during the remainder of 2022.

■    U.S. single-family loan origination volumes decreased to $1.1 trillion in 4Q 2021 from $1.3 trillion in 4Q 2020 as a result of higher mortgage interest rates and increasing house prices. We expect total originations to decrease in 2022 primarily due to a decrease in refinance originations driven by higher mortgage interest rates.

Freddie Mac 1Q 2022 Form 10-Q	5

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Multifamily Housing and Mortgage Market Conditions

Apartment Vacancy Rates and Change in Effective Rents

8.2%
0.8%
1.2%
3.0%
2.5%
(0.1)%
5.4%
5.4%
4.8%
4.8%
4.7%
1Q21
2Q21
3Q21
4Q21
1Q22
Apartment vacancy rates
Quarterly change in effective rents
Long-term quarterly effective rent growth rate (2000 - 1Q22)

Source: Reis and Real Capital Analytics.
Apartment Completions and Net Absorption
(Units in thousands)
Source: For 1Q21 - 4Q21, "Reis National Performance Trends Report." For 1Q22,"Reis 1Q 2022 Construction First Glance." 1Q22 net absorption data is not yet available.
■    Vacancy rates continued to decrease during 1Q 2022. The decrease in vacancy rates was driven by higher demand for rental housing as a result of improving economic conditions, changing migration patterns, and rising home prices.
■    Effective rent growth (i.e., the average rent paid by the renter over the term of the lease, adjusted for concessions by the property owner and costs borne by the renter) was positive at the national level and in most major geographic markets in 1Q 2022, increasing 15.6% over the past year.
■    Multifamily property prices grew 4.2% in 1Q 2022 and 22.4% over the past year, as the overall investment environment remained attractive given the multifamily market's strong performance and its lower sensitivity to inflation relative to most other asset classes.

■    Completions decreased in 1Q 2022 due to supply chain delays and labor shortages.
■    While final unit counts are not yet available, we expect net absorptions to have increased during 1Q 2022 driven by improving economic conditions, pent-up demand, increasing house prices, and rising income levels. We further expect net absorptions to exceed completions for 1Q 2022.

Freddie Mac 1Q 2022 Form 10-Q	6

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Mortgage Debt Outstanding

Single-Family Mortgage Debt Outstanding
(UPB in billions)
Source: Federal Reserve Financial Accounts of the United States of America. 1Q 2022 U.S. single-family mortgage debt outstanding data is not yet available.
Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Federal Reserve Financial Accounts of the United States of America. 1Q 2022 U.S. multifamily mortgage debt outstanding data is not yet available.
■    U.S. single-family mortgage debt outstanding increased year-over-year, primarily driven by house price appreciation and first-time homebuyers, and is expected to continue to increase during 2022. An increase in U.S. single-family mortgage debt outstanding typically results in the growth of our Single-Family mortgage portfolio.

■    Our share of multifamily mortgage debt outstanding increased slightly in 4Q 2021 as we accounted for a larger share of total multifamily mortgage debt origination volume. This growth in our share of debt origination volume was driven by our significant 4Q 2021 new business activity.

Freddie Mac 1Q 2022 Form 10-Q	7

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Delinquency Rates

Single-Family Serious Delinquency Rates
Source: National Delinquency Survey from the Mortgage Bankers Association. 1Q 2022 total mortgage market rate is not yet available.

Multifamily Delinquency Rates

1.48%
1.28%
1.30%
1.41%
1.26%
0.25%
0.28%
0.30%
0.25%
0.17%
0.15%
0.12%
0.08%
0.08%
0.08%
0.08%
0.00%
0.00%
1Q21
2Q21
3Q21
4Q21
1Q22
Freddie Mac
Multifamily CMBS market
FDIC insured institutions
ACLI investment bulletin

Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs), American Council of Life Insurers (ACLI). The 1Q 2022 delinquency rates for FDIC insured institutions and ACLI investment bulletin are not yet available.
■    Our Single-Family serious delinquency rate is based on the number of loans in our Single-Family mortgage portfolio that are three monthly payments or more past due or in the process of foreclosure.
■    Our Single-Family serious delinquency rate declined quarter-over-quarter and year-over-year, due primarily to borrowers exiting forbearance and completing loan workout activities that return their mortgages to current status.

■    Our Multifamily delinquency rate is based on the UPB of loans in our Multifamily mortgage portfolio that are two monthly payments or more past due or in the process of foreclosure.
■    Our Multifamily delinquency rate returned to pre-pandemic levels and remains low compared to many other market participants.

Freddie Mac 1Q 2022 Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The discussion of our consolidated results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations. Certain amounts in the prior period have been reclassified to conform to the current presentation. See Note 1 for additional information about the prior period reclassifications.
Table 1 - Summary of Consolidated Results of Operations

			Change
(Dollars in millions)	1Q 2022	1Q 2021	$	%
Net interest income	$4,104	$3,639	$465	13%
Guarantee income	70	248	(178)	(72)
Investment gains (losses), net	1,513	1,208	305	25
Other income (loss)	159	178	(19)	(11)
Net revenues	5,846	5,273	573	11
Benefit (provision) for credit losses	837	196	641	327
Salaries and employee benefits	(356)	(344)	(12)	(3)
Credit enhancement expense	(459)	(335)	(124)	(37)
Benefit for (decrease in) credit enhancement recoveries	(17)	(257)	240	93
Legislative assessments expense	(759)	(691)	(68)	(10)
Other expense	(341)	(361)	20	6
Non-interest expense	(1,932)	(1,988)	56	3
Income (loss) before income tax (expense) benefit	4,751	3,481	1,270	36
Income tax (expense) benefit	(953)	(714)	(239)	(33)
Net income (loss)	3,798	2,767	1,031	37
Other comprehensive income (loss), net of taxes and reclassification adjustments	(120)	(389)	269	69
Comprehensive income (loss)	$3,678	$2,378	$1,300	55%

Freddie Mac 1Q 2022 Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations

Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change
(Dollars in millions)	1Q 2022	1Q 2021	$	%
Guarantee net interest income:
Contractual net interest income(1)	$3,334	$2,348	$986	42%
Deferred fee income	1,042	1,051	(9)	(1)
Total guarantee net interest income	4,376	3,399	977	29
Investments net interest income	579	949	(370)	(39)
Income (expense) from hedge accounting	(851)	(709)	(142)	(20)
Net interest income	$4,104	$3,639	$465	13%
(1)Includes majority of amounts previously presented as net interest income related to the legislated guarantee fees. Prior period amount has been reclassified to conform to the current period presentation.
Key Drivers:
■    Guarantee net interest income
●    1Q 2022 vs. 1Q 2021 - Increased primarily driven by continued mortgage portfolio growth and higher average portfolio guarantee fee rates in Single-Family.
■    Investments net interest income
●    1Q 2022 vs. 1Q 2021 - Decreased primarily due to a decline in the size of the mortgage-related investments portfolio, partially offset by lower funding costs.
■    Income (expense) from hedge accounting
●    1Q 2022 vs. 1Q 2021 - Expense increased primarily due to an unfavorable earnings mismatch on qualifying fair value hedge relationships.

Freddie Mac 1Q 2022 Form 10-Q	10

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	1Q 2022			1Q 2021
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$15,832	$3	0.07%	$65,143	$3	0.02%
Securities purchased under agreements to resell	88,675	23	0.11	80,281	17	0.08
Investment securities	50,373	384	3.05	56,681	610	4.30
Mortgage loans(1)	2,901,060	17,310	2.39	2,453,325	13,255	2.16
Other assets	5,534	20	1.40	5,601	17	1.27
Total interest-earning assets	3,061,474	17,740	2.32	2,661,031	13,902	2.09
Interest-bearing liabilities:
Debt securities of consolidated trusts held by third parties	2,836,484	(13,249)	(1.87)	2,342,060	(9,756)	(1.67)
Debt of Freddie Mac	182,580	(387)	(0.85)	274,873	(507)	(0.74)
Total interest-bearing liabilities	3,019,064	(13,636)	(1.81)	2,616,933	(10,263)	(1.57)
Impact of net non-interest-bearing funding	42,410	—	0.03	44,098	—	0.03
Total funding of interest-earning assets	3,061,474	(13,636)	(1.78)	2,661,031	(10,263)	(1.54)
Net interest income/yield		$4,104	0.54%		$3,639	0.55%
(1)Loan fees included in net interest income were $0.5 billion and $1.0 billion during 1Q 2022 and 1Q 2021, respectively.
Guarantee Income

The table below presents the components of guarantee income.
Table 4 - Components of Guarantee Income

			Change
(Dollars in millions)	1Q 2022	1Q 2021	$	%
Contractual guarantee fees	$318	$285	$33	12%
Guarantee obligation amortization	299	272	27	10
Guarantee asset fair value changes	(547)	(309)	(238)	(77)
Guarantee income	$70	$248	($178)	(72)%
Key Drivers:
■    1Q 2022 vs. 1Q 2021 - Decreased as continued growth in our Multifamily guarantee portfolio was offset by the impact of rising interest rates on the fair values of our guarantee assets.
Investment Gains (Losses), Net

The table below presents the components of investment gains (losses), net.
Table 5 - Investment Gains (Losses), Net

			Change
(Dollars in millions)	1Q 2022	1Q 2021	$	%
Single-Family	$1,252	$300	$952	317%
Multifamily	261	908	(647)	(71)
Investment gains (losses), net	$1,513	$1,208	$305	25%

Freddie Mac 1Q 2022 Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations

Key Drivers:
■    1Q 2022 vs. 1Q 2021 - Increased primarily driven by gains in Single-Family due to mark-to-market gains on commitments to sell guaranteed mortgage-related securities used to economically hedge the securitization pipeline, as spreads on agency mortgage-related securities widened during the quarter. This was partially offset by lower gains in Multifamily due to spread widening and lower initial pricing margins on new loan purchases.
Benefit (Provision) for Credit Losses
The table below presents the components of benefit (provision) for credit losses.
Table 6 - Benefit (Provision) for Credit Losses

			Change
(Dollars in millions)	1Q 2022	1Q 2021	$	%
Single-Family	$831	$146	$685	469%
Multifamily	6	50	(44)	(88)
Benefit (provision) for credit losses	$837	$196	$641	327%
Key Drivers:
■    1Q 2022 vs. 1Q 2021 - Increased primarily due to observed house price appreciation and higher forecasted house prices.
Non-Interest Expense
Credit Enhancement Expense

Key Drivers:
■    1Q 2022 vs. 1Q 2021 - Increased $124 million primarily due to higher outstanding cumulative volumes of CRT transactions.
Legislative Assessments Expense

Legislative assessments expense relates to the legislated guarantee fees on single-family loans that we are required to remit to Treasury and the affordable housing funds assessment. The legislated guarantee fees relate to the 10 basis point increase in guarantee fees implemented at the direction of FHFA pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 as extended by the Infrastructure Investment and Jobs Act. The affordable housing funds assessment relates to the GSE Act requirement to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and pay such amount to certain housing funds. We are prohibited from passing through the costs of the affordable housing funds assessment to the originators of the loans that we purchase.
The table below presents the components of legislative assessments expense.
Table 7 - Components of Legislative Assessments Expense

			Change
(Dollars in millions)	1Q 2022	1Q 2021	$	%
Legislated guarantee fees expense	($666)	($534)	($132)	(25)%
Affordable housing funds assessment	(93)	(157)	64	41
Legislative assessments expense	($759)	($691)	($68)	(10)%
Key Drivers:
■    1Q 2022 vs. 1Q 2021 - Increased primarily due to higher legislated guarantee fees expense due to growth in our Single-Family mortgage portfolio, partially offset by lower affordable housing funds assessment primarily due to lower Single-Family new business activity.

Freddie Mac 1Q 2022 Form 10-Q	12

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 8 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	March 31, 2022	December 31, 2021	$	%
Assets:
Cash and cash equivalents	$10,526	$10,150	$376	4%
Securities purchased under agreements to resell	69,617	71,203	(1,586)	(2)
Subtotal	80,143	81,353	(1,210)	(1)
Investment securities, at fair value	53,244	53,015	229	—
Mortgage loans, net	2,932,929	2,848,109	84,820	3
Accrued interest receivable, net	7,675	7,474	201	3
Deferred tax assets, net	5,865	6,214	(349)	(6)
Other assets	28,998	29,421	(423)	(1)
Total assets	$3,108,854	$3,025,586	$83,268	3%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,266	$6,268	($2)	—%
Debt	3,059,125	2,980,185	78,940	3
Other liabilities	11,752	11,100	652	6
Total liabilities	3,077,143	2,997,553	79,590	3
Total equity	31,711	28,033	3,678	13
Total liabilities and equity	$3,108,854	$3,025,586	$83,268	3%
Key Drivers:
As of March 31, 2022 compared to December 31, 2021:
■    Mortgage loans, net and debt increased primarily due to the increase in the size of the Single-Family mortgage portfolio.

Freddie Mac 1Q 2022 Form 10-Q	13

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 9 - Mortgage Portfolio

	March 31, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Securitized mortgage loans:
Held by consolidated trusts	$2,804,121	$21,424	$2,825,545	$2,706,514	$18,757	$2,725,271
Held by nonconsolidated trusts	32,082	363,472	395,554	33,340	362,627	395,967
Total securitized mortgage loans	2,836,203	384,896	3,221,099	2,739,854	381,384	3,121,238
Unsecuritized mortgage loans:
Securitization pipeline and other loans	14,553	19,843	34,396	21,189	22,771	43,960
Seasoned loans	23,342	—	23,342	20,594	—	20,594
Total unsecuritized mortgage loans	37,895	19,843	57,738	41,783	22,771	64,554
Other	10,303	10,529	20,832	10,587	10,508	21,095
Total mortgage portfolio	$2,884,401	$415,268	$3,299,669	$2,792,224	$414,663	$3,206,887
Guarantee Portfolio

The table below presents the UPB of our guarantee portfolio by segment.
Table 10 - Guarantee Portfolio

	March 31, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$2,833,233	$21,435	$2,854,668	$2,744,899	$18,883	$2,763,782
Issued by nonconsolidated trusts	26,329	319,939	346,268	27,538	318,756	346,294
Total guaranteed mortgage-related securities	2,859,562	341,374	3,200,936	2,772,437	337,639	3,110,076
Other	10,303	10,529	20,832	10,587	10,508	21,095
Total guarantee portfolio	$2,869,865	$351,903	$3,221,768	$2,783,024	$348,147	$3,131,171
Investments Portfolio

Our investments portfolio consists of our mortgage-related investments portfolio and our other investments portfolio.
Mortgage-Related Investments Portfolio
The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum amount of $250 billion, which will be reduced to $225 billion on December 31, 2022. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. We are also subject to additional limitations on the size and composition of our mortgage-related investments portfolio pursuant to FHFA guidance. For additional information on the restrictions on our mortgage-related investments portfolio, see the Conservatorship and Related Matters section in our 2021 Annual Report.

Freddie Mac 1Q 2022 Form 10-Q	14

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 11 - Mortgage-Related Investments Portfolio

	March 31, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans	$37,895	$19,843	$57,738	$41,783	$22,771	$64,554
Mortgage-related securities	31,359	3,706	35,065	43,357	3,100	46,457
Mortgage-related investments portfolio	$69,254	$23,549	$92,803	$85,140	$25,871	$111,011
10% of notional amount of interest-only securities			$18,536			$12,517
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			111,339			123,528
Other Investments Portfolio
The table below presents the details of our other investments portfolio.
Table 12 - Other Investments Portfolio

	March 31, 2022				December 31, 2021
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)
Cash and cash equivalents	$9,568	$774	$184	$10,526	$8,455	$1,596	$99	$10,150
Securities purchased under agreements to resell	51,262	28,705	910	80,877	43,729	34,000	807	78,536
Non-mortgage-related securities	32,909	—	3,034	35,943	28,078	—	4,695	32,773
Other assets	—	—	8,849	8,849	—	—	8,194	8,194
Other investments portfolio	$93,739	$29,479	$12,977	$136,195	$80,262	$35,596	$13,795	$129,653
(1)Represents carrying value.

Freddie Mac 1Q 2022 Form 10-Q	15

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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

Segment Net Revenues and Net Income (Loss)

The graphs below show our net revenues and net income (loss) by segment.
Segment Net Revenues
(In millions)
Segment Net Income (Loss)
(In millions)

Freddie Mac 1Q 2022 Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family
Business Results

The graphs, tables, and related discussion below present the business results of our Single-Family segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose and Average Guarantee Fee Rate(1) Charged on New Acquisitions
(UPB in billions, guarantee fee rate in bps)
(1)Guarantee fee rate calculation excludes the legislated guarantee fees and includes deferred fees recognized over the estimated life of the related loans.
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)

■    1Q 2022 vs. 1Q 2021
●    Our loan purchase and guarantee activity decreased primarily due to a decrease in refinance volume, driven by an increase in mortgage interest rates, and a decrease in our share of the GSE volume.
●    The average loan size of new acquisitions increased due to a higher conforming loan limit and house price appreciation.

Freddie Mac 1Q 2022 Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Guarantee Fee Rate(1) Charged on Mortgage Portfolio
(UPB in billions, guarantee fee rate in bps)
(1)Guarantee fee rate calculation excludes the legislated guarantee fees. Guarantee fee rate calculation excludes certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these loans excluded was $45 billion as of March 31, 2022.

Single-Family Mortgage Loans
(Loan count in millions)
■    Our Single-Family mortgage portfolio grew $426 billion, or 17%, year-over-year, primarily driven by continued house price appreciation and strong home purchase activity. Continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.
■    1Q 2022 vs. 1Q 2021 - The average guarantee fee rate charged on our Single-Family mortgage portfolio increased as older vintages with lower charged guarantee fee rates were replaced by acquisitions of new loans with higher charged guarantee fee rates.

Freddie Mac 1Q 2022 Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Single-Family
CRT Activities

We transfer credit risk on a portion of our Single-Family mortgage portfolio to the private market, reducing the risk of future losses to us when borrowers default. The graphs below show the issuance amounts associated with CRT transactions for loans in our Single-Family mortgage portfolio.
UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    During 1Q 2022 and 1Q 2021, 67% and 61%, respectively, of our Single-Family acquisitions were loans in the targeted population for our CRT transactions (primarily 30-year fixed rate loans with LTV ratios between 60% and 97%).
■    The UPB of mortgage loans covered by CRT transactions issued during 1Q 2022 decreased compared to 1Q 2021 due to a decrease in loan acquisition activity in recent quarters. The related maximum coverage increased as we obtained a higher amount of credit coverage on the recently acquired loans in response to higher capital requirements under the ERCF.
See MD&A – Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our CRT activities and other credit enhancements. See MD&A – Liquidity and Capital Resources - Capital Resources for additional information on ERCF.

Freddie Mac 1Q 2022 Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Single-Family
Loss Mitigation Activities

The following graph provides details about the single-family loan workout activities that were completed during the period. The forbearance data included below is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes both loans for which we do not control servicing and loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us.
Completed Loan Workout Activity
(UPB in billions, number of loan workouts in thousands)

$20
$19
$16
$14
$11
38
50
6
27
55
6
21
45
7
16
39
7
9
23
17
1Q21
2Q21
3Q21
4Q21
1Q22
Forbearance plans
Payment deferral plans
Other(1)
Total UPB

(1)Other includes repayment plans, loan modifications, and foreclosure alternatives.

■    Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the quarter, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 49,000 loans in active forbearance plans and 16,000 loans in other active loss mitigation activity as of March 31, 2022.
■    1Q 2022 vs. 1Q 2021 - Our loan workout activity decreased as the overall forbearance population continues to decline.

Freddie Mac 1Q 2022 Form 10-Q	20

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the components of net income and comprehensive income for our Single-Family segment.
Table 13 - Single-Family Segment Financial Results

			Change
(Dollars in millions)	1Q 2022	1Q 2021	$	%
Guarantee net interest income	$4,277	$3,346	$931	28%
Investments net interest income	380	671	(291)	(43)
Income (expense) from hedge accounting	(851)	(709)	(142)	(20)
Net interest income	3,806	3,308	498	15
Non-interest income	1,408	541	867	160
Net revenues	5,214	3,849	1,365	35
Benefit (provision) for credit losses	831	146	685	469
Non-interest expense	(1,778)	(1,809)	31	2
Income (loss) before income tax (expense) benefit	4,267	2,186	2,081	95
Income tax (expense) benefit	(856)	(448)	(408)	(91)
Net income (loss)	3,411	1,738	1,673	96
Other comprehensive income (loss), net of taxes and reclassification adjustments	(12)	(328)	316	96
Comprehensive income (loss)	$3,399	$1,410	$1,989	141%
Key Business Drivers:
■ 1Q 2022 vs. 1Q 2021
●    Higher net interest income primarily due to continued mortgage portfolio growth and higher average portfolio guarantee fee rates.
●    Higher non-interest income primarily due to higher net investment gains driven by mark-to-market gains on commitments to sell guaranteed mortgage-related securities used to economically hedge the securitization pipeline, as spreads on agency mortgage-related securities widened during the quarter.
●    Higher benefit for credit losses driven by observed house price appreciation and higher forecasted house prices.

Freddie Mac 1Q 2022 Form 10-Q	21

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The graphs, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity
(In billions)
Total Number of Units Financed
(In thousands)
■    As of March 31, 2022, the total multifamily new business activity subject to the FHFA 2022 loan purchase cap of $78 billion was $14.9 billion. Approximately 65% of this activity, based on UPB, was mission-driven, affordable housing, with approximately 31% being affordable to renters at or below 60% of AMI, both currently exceeding FHFA's minimum requirements (50% and 25%, respectively).
■    While our new business activity was slightly higher year-over-year, we have observed increased competition from other market participants, which we expect to continue for the remainder of 2022.
■    Outstanding commitments, including index lock agreements and commitments to purchase or guarantee multifamily assets, were $19.9 billion and $17.7 billion as of March 31, 2022 and March 31, 2021, respectively.

Freddie Mac 1Q 2022 Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Portfolio

Mortgage Portfolio
(In billions)
Guarantee Portfolio
(In billions)
■    Our Multifamily mortgage and guarantee portfolios increased slightly as of March 31, 2022 compared to December 31, 2021 primarily due to ongoing loan purchase and securitization activities. We expect continued growth in these portfolios during the remainder of 2022 as purchase and securitization activities are expected to outpace loan payoffs.
■    While the mortgage portfolio increased slightly as of March 31, 2022 compared to December 31, 2021, total portfolio unit count decreased, primarily driven by the impact of portfolio payoffs and higher per unit cost of newly financed multifamily properties as a result of property price appreciation.
■    In addition to our Multifamily mortgage portfolio, we own equity interests in LIHTC fund partnerships with carrying values totaling $2.1 billion and $2.0 billion as of March 31, 2022 and December 31, 2021, respectively.

Freddie Mac 1Q 2022 Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Multifamily

CRT Activities

UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    The UPB of mortgage loans covered by CRT transactions and the related maximum coverage provided by those transactions decreased in 1Q 2022 compared to 1Q 2021 due to a smaller securitization pipeline and no new SCR transactions in 1Q 2022.
See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our Multifamily mortgage portfolio.

Freddie Mac 1Q 2022 Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of net income and comprehensive income for our Multifamily segment.
Table 14 - Multifamily Segment Financial Results

			Change
(Dollars in millions)	1Q 2022	1Q 2021	$	%
Net interest income	$298	$331	($33)	(10)%
Guarantee income	40	159	(119)	(75)
Investment gains (losses), net	261	908	(647)	(71)
Other income (loss)	33	26	7	27
Net revenues	632	1,424	(792)	(56)
Benefit (provision) for credit losses	6	50	(44)	(88)
Non-interest expense	(154)	(179)	25	14
Income (loss) before income tax (expense) benefit	484	1,295	(811)	(63)
Income tax (expense) benefit	(97)	(266)	169	64
Net income (loss)	387	1,029	(642)	(62)
Other comprehensive income (loss), net of taxes and reclassification adjustments	(108)	(61)	(47)	(77)
Comprehensive income (loss)	$279	$968	($689)	(71)%
Key Business Drivers:
■    1Q 2022 vs. 1Q 2021
●    Lower guarantee income as continued growth in our guarantee portfolio was offset by the impact of rising interest rates on the fair values of our guarantee assets.
●    Lower net investment gains due to spread widening and lower initial pricing margins on new loan purchases.

Freddie Mac 1Q 2022 Form 10-Q	25

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
To achieve our mission, we take risks as an integral part of our business activities. We are exposed to the following key types of risk: credit risk, market risk, liquidity risk, operational risk, strategic risk, reputation risk, and legal risk.
Credit Risk
Allowance for Credit Losses

In 1Q 2022, we adopted accounting guidance that eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, we no longer measure an allowance for credit losses for TDRs we reasonably expect will occur, and we no longer recognize an incremental allowance for credit losses for the economic concession granted to a borrower experiencing financial difficulty for changes in the timing and amount of contractual cash flows when a loan is restructured. See Note 3 for additional information on the adoption of this new accounting guidance.
The table below presents a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 15 - Allowance for Credit Losses Ratios

	1Q 2022			1Q 2021
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses:
Beginning balance	$5,440	$78	$5,518	$6,353	$200	$6,553
Provision (benefit) for credit losses	(831)	(6)	(837)	(146)	(50)	(196)
Charge-offs(1)	(173)	—	(173)	(238)	—	(238)
Recoveries collected	52	—	52	46	—	46
Net charge-offs	(121)	—	(121)	(192)	—	(192)
Other(2)	361	—	361	115	—	115
Ending balance	$4,849	$72	$4,921	$6,130	$150	$6,280

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$4,358	$31	$4,389	$5,253	$77	$5,330
Advances of pre-foreclosure costs	426	—	426	615	—	615
Accrued interest receivable on mortgage loans	13	—	13	213	—	213
Off-balance sheet credit exposures	52	41	93	49	73	122
Total ending balance	$4,849	$72	$4,921	$6,130	$150	$6,280

Loan balances(3):
Non-accrual loans	$15,095	$42	$15,137	$23,164	$—	$23,164
Total loans outstanding	2,891,685	28,619	2,920,304	2,465,508	22,794	2,488,302
Average loans outstanding during the period	2,868,454	28,079	2,896,533	2,421,536	22,620	2,444,156

Ratios:
Allowance for credit losses(4) to total loans outstanding	0.15%	0.11%	0.15%	0.21%	0.34%	0.21%
Non-accrual loans to total loans outstanding	0.52	0.15	0.52	0.94	—	0.93
Allowance for credit losses(5) to non-accrual loans	28.87	73.81	29.00	22.68	NM	23.01
Net charge-offs to average loans outstanding	—	—	—	0.01	—	0.01
(1)The Single-Family mortgage portfolio in 1Q 2022 and 1Q 2021 includes charge-offs of $8 million and $27 million, respectively, related to the transfer of loans from held-for-investment to held-for-sale.
(2)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(3)Based on amortized cost basis of held-for-investment loans.
(4)Represents allowance for credit losses on total held-for-investment loans.
(5)NM - not meaningful due to the non-accrual loans balance rounding to zero.

Freddie Mac 1Q 2022 Form 10-Q	26

Management's Discussion and Analysis	Risk Management
■    1Q 2022 vs. 1Q 2021
●    The ratio of allowance for credit losses to total loans outstanding decreased as the allowance for credit losses decreased due to the reserve release driven by observed house price appreciation and higher forecasted house prices.
●    The ratio of non-accrual loans to total loans outstanding decreased as borrowers continued to exit forbearance and complete loan workout activities that returned their mortgages to current status.
Single-Family Mortgage Credit Risk

Maintaining Prudent Underwriting Standards and Quality Control Practices and Managing Seller/Servicer Performance

Loan Purchase Credit Characteristics
We monitor and evaluate market conditions that could affect the credit quality of our single-family loan purchases. The charts below show the credit profile of the single-family loans we purchased or guaranteed.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion).

Freddie Mac 1Q 2022 Form 10-Q	27

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 16 - Single-Family New Business Activity

	1Q 2022		1Q 2021
(Dollars in billions)	Amount	% of Total	Amount	% of Total
20- and 30-year or more amortizing fixed-rate	$182	88%	$311	86%
15-year amortizing fixed-rate	23	11	51	14
Adjustable-rate	2	1	—	—
Total	$207	100%	$362	100%

Percentage of purchases
DTI ratio > 45%		15%		10%
Original LTV ratio > 90%		14		8
Transaction type:
Cash window		25		62
Guarantor swap		75		38
Property type:
Detached single-family houses and townhouses		93		93
Condominium or co-op		7		7
Occupancy type:
Primary residence		89		93
Second home		5		3
Investment property		6		4
Loan purpose:
Purchase		45		25
Cash-out refinance		33		20
Other refinance		22		55
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
Table 17 - Single-Family Mortgage Portfolio CRT Issuance

	1Q 2022		1Q 2021
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$123,562	$5,088	$176,707	$3,544
Insurance/reinsurance	83,991	3,226	228,307	2,714
Other	146	146	171	171
Less: UPB with more than one type of CRT	—	—	(159,835)	—
Total CRT issuance	$207,699	$8,460	$245,350	$6,429
(1)    Represents the UPB of the assets included in the associated reference pool or securitization trust, as applicable.
(2)    For STACR transactions, represents the balance held by third parties at issuance. For insurance/reinsurance transactions, represents the aggregate limit of insurance purchased from third parties at issuance.

Freddie Mac 1Q 2022 Form 10-Q	28

Management's Discussion and Analysis	Risk Management

Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 18 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	March 31, 2022
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$563,339	20%	$140,712
STACR	1,089,718	38	34,280
Insurance/reinsurance	944,116	33	18,383
Other	40,478	1	10,482
Less: UPB with multiple credit enhancements and other reconciling items(4)	(1,043,338)	(37)	—
Single-Family mortgage portfolio - credit-enhanced	1,594,313	55	203,857
Single-Family mortgage portfolio - non-credit-enhanced	1,290,088	45	N/A
Total	$2,884,401	100%	$203,857

	December 31, 2021
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$545,293	20%	$135,330
STACR	1,024,013	37	32,641
Insurance/reinsurance	914,003	33	16,209
Other	42,273	1	10,598
Less: UPB with multiple credit enhancements and other reconciling items(4)	(1,034,546)	(38)	—
Single-Family mortgage portfolio - credit-enhanced	1,491,036	53	194,778
Single-Family mortgage portfolio - non-credit-enhanced	1,301,188	47	N/A
Total	$2,792,224	100%	$194,778
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
Our maximum coverage as a percentage of the UPB associated with credit-enhanced loans remained flat at 13% from December 31, 2021 to March 31, 2022.
Credit Enhancement Coverage Characteristics
The table below provides the serious delinquency rates for the credit-enhanced and non-credit-enhanced loans in our Single-Family mortgage portfolio. The credit-enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit enhancements.
Table 19 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	March 31, 2022		December 31, 2021
(% of portfolio based on UPB)(1)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	20%	1.48%	20%	1.79%
CRT and other	51	0.95	47	1.24
Non-credit-enhanced	45	0.77	47	0.93
Total	N/A	0.92	N/A	1.12
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.

Freddie Mac 1Q 2022 Form 10-Q	29

Management's Discussion and Analysis	Risk Management

Credit Enhancement Expenses and Recoveries
The table below presents the details of the credit enhancement recovery receivables we have recognized within other assets on our condensed consolidated balance sheets.
Table 20 - Single-Family Credit Enhancement Receivables

(In millions)	March 31, 2022	December 31, 2021
Freestanding credit enhancement expected recovery receivables, net of allowance	$105	$114
Primary mortgage insurance receivables(1), net of allowance	68	76
Total credit enhancement receivables	$173	$190
(1)Excludes $422 million and $433 million of deferred payment obligations associated with unpaid claim amounts as of March 31, 2022 and December 31, 2021, respectively. We have reserved for substantially all of these unpaid amounts as collectability is uncertain.
See MD&A - Consolidated Results of Operations for additional information on credit enhancement expense.
Monitoring Loan Performance and Characteristics

We review loan performance, including delinquency statistics and related loan characteristics, in conjunction with housing market and economic conditions, to assess credit risk when estimating our allowance for credit losses. We also use this information to assess if our pricing and eligibility standards reflect the risk associated with the loans we purchase and guarantee.
Loan Characteristics
The table below contains details of the characteristics of the loans in our Single-Family mortgage portfolio.
Table 21 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	March 31, 2022
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%
Single-Family mortgage portfolio year of origination:
2022	$121	745	745	72%	71%	—%
2021	1,119	752	753	71	63	—
2020	836	760	769	71	53	—
2019	147	746	751	76	53	—
2018	60	736	735	76	49	—
2017 and prior	601	737	751	75	36	—
Total	$2,884	750	756	72	54	—

	December 31, 2021
(Dollars in billions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%
Single-Family mortgage portfolio year of origination:
2021	$1,059	752	751	71%	66%	—%
2020	867	760	769	71	56	—
2019	158	746	751	76	55	—
2018	66	736	736	76	52	—
2017	89	741	746	75	46	—
2016 and prior	553	737	752	75	36	—
Total	$2,792	751	756	72	55	—
(1)Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition and therefore the original credit scores also represent the current credit scores.

Freddie Mac 1Q 2022 Form 10-Q	30

Management's Discussion and Analysis	Risk Management

The following table presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 22 - Single-Family Mortgage Portfolio Attribute Combinations

	March 31, 2022
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified(2)
< 620	0.8%	6.48%	0.1%	11.62%	—%	NM	—%	NM	—%	NM	0.9%	7.16%	8.8%
620 to 679	4.7	2.78	2.1	2.47	0.3	2.17%	0.1	2.91%	—	NM	7.2	2.71	3.7
≥ 680	55.9	0.63	29.4	0.60	5.0	0.40	1.5	0.27	—	NM	91.8	0.61	0.6
Not available	0.1	6.00	—	NM	—	NM	—	NM	—	NM	0.1	6.12	19.1
Total	61.5%	0.97	31.6%	0.82	5.3%	0.59	1.6%	0.55	—%	NM	100.0%	0.92	1.1

	December 31, 2021
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified(2)
< 620	0.8%	6.69%	0.2%	11.68%	—%	NM	—%	NM	—%	NM	1.0%	7.50%	8.5%
620 to 679	4.4	3.29	2.3	3.05	0.3	2.56%	0.1	2.57%	—	NM	7.1	3.22	3.7
≥ 680	51.9	0.80	32.3	0.78	5.3	0.54	2.3	0.25	—	NM	91.8	0.78	0.6
Not available	0.1	6.58	—	NM	—	NM	—	NM	—	NM	0.1	6.85	18.7
Total	57.2%	1.19	34.8%	1.04	5.6%	0.77	2.4%	0.47	—%	NM	100.0%	1.12	1.0
(1)     NM - not meaningful due to the percentage of the portfolio rounding to zero.
(2)     Primarily includes loans modified through the Freddie Mac Flex Modification program.
Geographic Concentrations
We purchase mortgage loans from across the U.S. However, local economic conditions can affect the borrower's ability to repay and the value of the underlying collateral, leading to concentrations of credit risk in certain geographic areas. In addition, certain states and municipalities have or may pass laws that limit our ability to foreclose or evict and make it more difficult and costly to manage our risk.
See Note 12 for more information about the geographic distribution of our Single-Family mortgage portfolio.

Freddie Mac 1Q 2022 Form 10-Q	31

Management's Discussion and Analysis	Risk Management

Delinquency Rates
We report Single-Family delinquency rates based on the number of loans in our Single-Family mortgage portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our Single-Family mortgage portfolio.
The chart below shows the delinquency rates of mortgage loans in our Single-Family mortgage portfolio.
Single-Family Delinquency Rates

2.34%
1.86%
1.46%
1.12%
0.92%
0.73%
0.73%
0.76%
0.81%
0.73%
0.27%
0.21%
0.20%
0.20%
0.20%
1Q21
2Q21
3Q21
4Q21
1Q22
One month past due
Two months past due
Seriously delinquent

Our Single-Family serious delinquency rate decreased to 0.92% as of March 31, 2022, compared to 2.34% as of March 31, 2021, as borrowers continued to exit forbearance and complete loan workout activities that returned their mortgages to current status. See Note 3 for additional information on the payment status of our single-family mortgage loans.

Freddie Mac 1Q 2022 Form 10-Q	32

Management's Discussion and Analysis	Risk Management

Multifamily Mortgage Credit Risk

Maintaining Policies and Procedures for New Business Activity, Including Prudent Underwriting Standards

Our underwriting standards focus on the LTV ratio and DSCR, which estimates a borrower's ability to repay the loan using the secured property's cash flows, after expenses. The charts below provide the weighted average original LTV and DSCR for our new business activity for the periods presented.
Weighted Average Original LTV Ratio
Weighted Average Original DSCR
Transferring Credit Risk to Third-Party Investors

To reduce our credit risk exposure, we engage in a variety of CRT activities; however, securitizations remain our principal risk transfer mechanism. Through securitizations (i.e., subordination), we have transferred a substantial amount of the expected and stressed credit risk on the Multifamily mortgage portfolio, thereby reducing our overall credit risk exposure.
Multifamily Mortgage Portfolio CRT Issuance
The table below provides the UPB of the mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions.
Table 23 - Multifamily Mortgage Portfolio CRT Issuance

	1Q 2022		1Q 2021
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Subordination	$14,105	$974	$21,114	$1,619
SCR	—	—	4,852	277
Total CRT issuance	$14,105	$974	$25,966	$1,896
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
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we obtain various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type is subordination, which is created through our securitization transactions. As of March 31, 2022 and December 31, 2021, our maximum coverage provided by subordination in nonconsolidated VIEs was $43.5 billion and $43.9 billion, respectively.
The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.

Freddie Mac 1Q 2022 Form 10-Q	33

Management's Discussion and Analysis	Risk Management

Table 24 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	March 31, 2022		December 31, 2021
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$361,185	0.06%	$360,113	0.08%
Other	28,072	0.32	28,565	0.16
Total credit-enhanced	389,257	0.08	388,678	0.08
Non-credit-enhanced	26,011	0.01	25,985	0.05
Total	$415,268	0.08	$414,663	0.08

Market Risk
Overview

Our business segments have embedded exposure to market risk, which is the economic risk associated with adverse changes in interest rates, volatility, and spreads. Market risk can adversely affect future cash flows, or economic value, as well as earnings and net worth. The primary sources of interest-rate risk are our investments in mortgage-related assets, the debt we issue to fund these assets, and our Single-Family guarantees.
Interest-Rate Risk

Our primary interest-rate risk measures are duration gap and Portfolio Value Sensitivity (PVS). Duration gap measures the difference in price sensitivity to interest rate changes between our financial assets and liabilities and is expressed in months relative to the value of assets. PVS is an estimate of the change in the present value of the cash flows of our financial assets and liabilities from an instantaneous shock to interest rates, assuming spreads are held constant and no rebalancing actions are undertaken. PVS is measured in two ways, one measuring the estimated sensitivity of our portfolio value to a 50 basis point parallel movement in interest rates (PVS-L) and the other to a non-parallel movement resulting from a 25 basis point change in the slope of the yield curve (PVS-YC). While we believe that duration gap and PVS are useful risk management tools, they should be understood as estimates rather than as precise measurements.
The following tables provide our duration gap, estimated point-in-time and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The table below also provides PVS-L estimates assuming an immediate 100 basis point shift in the yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.
Table 25 - PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	March 31, 2022			December 31, 2021
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the yield curve, (gains) losses on:(1)
Assets:
Investments	($363)	$3,358	$6,695	$368	$3,531	$7,101
Guarantees(2)	159	(757)	(1,342)	(242)	(1,181)	(1,830)
Total assets	(204)	2,601	5,353	126	2,350	5,271
Liabilities	(20)	(2,186)	(4,371)	18	(2,385)	(4,870)
Derivatives	227	(426)	(1,038)	(144)	94	(217)
Total	$3	($11)	($56)	$—	$59	$184
PVS	$3	$—	$—	$—	$59	$184
(1)The categorization of the PVS impact between assets, liabilities, and derivatives in this table is based upon the economic characteristics of those assets and liabilities, not their accounting classification. For example, purchase and sale commitments of mortgage-related securities and debt securities of consolidated trusts held by the mortgage-related investments portfolio are both categorized as assets in this table.
(2)Represents the interest-rate risk from our Single-Family guarantees, which include buy-ups, float, and upfront fees (including buy-downs).

Freddie Mac 1Q 2022 Form 10-Q	34

Management's Discussion and Analysis	Risk Management
Table 26 - Duration Gap and PVS Results

	1Q 2022			1Q 2021
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	—	$8	$11	0.4	$7	$62
Minimum	(0.3)	—	—	(0.2)	—	—
Maximum	0.4	16	77	1.0	20	200
Standard deviation	0.2	4	19	0.3	6	58
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 27 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
March 31, 2022	$415	$—	($415)
December 31, 2021(1)	508	59	(449)
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
By electing fair value hedge accounting for certain single-family mortgage loans and certain debt instruments, we are able to reduce the potential variability in our earnings attributable to changes in interest rates. See Note 8 for additional information on hedge accounting.
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

Freddie Mac 1Q 2022 Form 10-Q	35

Management's Discussion and Analysis	Risk Management
Table 28 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	March 31, 2022	March 31, 2021
Interest Rate Scenarios(1)
Parallel yield curve shifts:
+100 basis points	($44)	$582
-100 basis points	44	(582)
Non-parallel yield curve shifts - long-term interest rates:
+100 basis points	181	743
-100 basis points	(181)	(743)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 basis points	(224)	(161)
-100 basis points	224	161
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

Freddie Mac 1Q 2022 Form 10-Q	36

Management's Discussion and Analysis	Liquidity and Capital Resources
LIQUIDITY AND CAPITAL RESOURCES
Our business activities require that we maintain adequate liquidity to meet our financial obligations as they come due and to meet the needs of customers in a timely and cost-efficient manner. We are also required to comply with minimum liquidity requirements established by FHFA and to maintain adequate capital resources to avoid being placed into receivership by FHFA.
Liquidity
Primary Sources of Liquidity

The following table lists the sources of our liquidity, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 29 - Liquidity Sources

(in millions)	March 31, 2022(1)	December 31, 2021(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$93,739	$80,262	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage Loans and Mortgage-Related Securities - Liquid Portion of the Mortgage-Related Investments Portfolio	32,117	43,393	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
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
Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $3.3 billion and $3.5 billion as of March 31, 2022 and December 31, 2021, respectively.
The other investments portfolio also included cash collateral posted to us primarily by derivatives counterparties of $1.1 billion and $1.2 billion as of March 31, 2022 and December 31, 2021, respectively. We have primarily invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for more information about our other investments portfolio.
Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and liquid. Our primary source of liquidity among these mortgage assets is our holdings of agency securities.

Freddie Mac 1Q 2022 Form 10-Q	37

Management's Discussion and Analysis	Liquidity and Capital Resources
Primary Sources of Funding

The following table lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 30 - Funding Sources

(In millions)	March 31, 2022(1)	December 31, 2021(1)	Description
Debt of Freddie Mac	$159,899	$177,131	Debt of Freddie Mac is used to fund our business activities.
Debt Securities of Consolidated Trusts	2,899,226	2,803,054	Debt securities of consolidated trusts are used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
(1)Represents the carrying value of debt balances after consideration of offsetting arrangements.
Debt of Freddie Mac

We issue debt of Freddie Mac to fund our business activities. Competition for funding can vary depending on economic, financial market, and regulatory environments. We issue debt of Freddie Mac based on a variety of factors, including an assessment of market conditions, debt funding spreads, and our liquidity requirements.
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
Table 31 - Debt of Freddie Mac Activity

	1Q 2022		1Q 2021
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$—	—%	$4,955	1.31%
Issuances	5,553	0.15	22,050	0.04
Repayments	—	—	(13,660)	0.24
Maturities	(2,253)	0.01	(2,435)	1.48
Ending balance	3,300	0.25	10,910	0.03

Securities sold under agreements to repurchase	11,260	0.01	7,930	(0.05)
Offsetting arrangements	(11,260)		(7,930)
Securities sold under agreements to repurchase, net	—	—	—	—
Total short-term debt	3,300	0.25	10,910	0.03

Long-term:
Beginning balance	181,613	1.11	281,386	1.12
Issuances	1,810	2.21	1,090	0.60
Repayments	(1,834)	2.98	(25,210)	0.85
Maturities	(16,713)	0.12	(5,718)	2.27
Total long-term debt	164,876	1.21	251,548	1.12
Total debt of Freddie Mac, net	$168,176	1.19%	$262,458	1.07%
(1)Average rate is weighted based on par value.
Total debt issuance and repayments decreased year-over-year primarily due to a lower mortgage-related investments portfolio balance and lower cash window purchase volume. As of March 31, 2022, our aggregate indebtedness pursuant to the Purchase Agreement was $168.2 billion, which was below the current $300.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt. Our outstanding total debt of Freddie Mac balance decreased from December 31, 2021 to March 31, 2022 primarily due to lower funding needs as discussed above.

Freddie Mac 1Q 2022 Form 10-Q	38

Management's Discussion and Analysis	Liquidity and Capital Resources

Maturity and Redemption Dates
The following table presents the debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.
Table 32 - Maturity and Redemption Dates

	As of March 31, 2022
(Par value in billions)	Contractual Maturity Date	Earliest Redemption Date

Debt of Freddie Mac(1):
1 year or less	$48	$111
1 year through 2 years	39	35
2 years through 3 years	17	5
3 years through 4 years	32	9
4 years through 5 years	4	—
Thereafter	32	12
STACR and SCR debt(2)	7	7
Total debt of Freddie Mac	$179	$179
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
Debt Securities of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt securities of consolidated trusts, which relates to securitization transactions that we consolidate for accounting purposes. We primarily issue this type of debt by securitizing mortgage loans to fund our Single-Family activities.
The table below shows activity for the debt securities of our consolidated trusts.
Table 33 - Activity for Debt Securities of Consolidated Trusts Held by Third Parties

(In millions)	1Q 2022	1Q 2021
Beginning balance	$2,732,056	$2,240,602
Issuances	295,247	410,123
Repayments and extinguishments	(192,232)	(274,034)
Ending balance	2,835,071	2,376,691
Unamortized premiums and discounts	64,155	69,138
Debt securities of consolidated trusts held by third parties	$2,899,226	$2,445,829
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
Guarantees

We have certain off-balance sheet arrangements related to our securitization and other mortgage-related guarantee activities. Our off-balance sheet arrangements related to securitization activities primarily consist of guaranteed K Certificates and SB Certificates. Our guarantee of these securitization activities and other mortgage-related guarantees may result in liquidity needs to cover potential cash flow shortfalls from borrower defaults. As of March 31, 2022 and December 31, 2021, the outstanding UPB of the guaranteed securities was $365.7 billion and $366.0 billion, respectively.

Freddie Mac 1Q 2022 Form 10-Q	39

Management's Discussion and Analysis	Liquidity and Capital Resources
In addition to our securitization and other mortgage-related guarantees, we have certain other guarantees that are accounted for as derivative instruments. These other guarantees are recognized on our condensed consolidated balance sheets at fair value and not included in the totals above. See Note 8 for additional information on these guarantees.
We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. Accordingly, commingling Fannie Mae collateral in our resecuritization transactions increases our off-balance sheet liquidity exposure as we do not have control over the Fannie Mae collateral. As of March 31, 2022 and December 31, 2021, the total amount of our off-balance sheet exposure related to Fannie Mae securities backing Freddie Mac resecuritization products was approximately $118.3 billion and $111.2 billion, respectively.
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) decreased by $90.5 billion from $101.0 billion as of March 31, 2021 to $10.5 billion as of March 31, 2022, primarily driven by an increase in securities purchased under agreements to resell.
Capital Resources

The table below presents activity related to our net worth.
Table 34 - Net Worth Activity

(In millions)	1Q 2022	1Q 2021
Beginning balance	$28,033	$16,413
Comprehensive income (loss)	3,678	2,378
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	—	—
Total equity / net worth	$31,711	$18,791
Remaining Treasury funding commitment	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680
Liquidation preference of the senior preferred stock	100,681	89,061
ERCF

FHFA has established the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae. Our current capital levels are significantly below the levels that would be required under the ERCF. The ERCF has a transition period for compliance, and we are not required to comply with the regulatory capital requirements or the buffer requirements while in conservatorship. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a transition order, and the compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. Pursuant to the final rule, we are required to comply with the regulatory capital reporting requirements under the ERCF in 2022, with our initial quarterly capital report due by May 30, 2022.
The ERCF establishes risk-based and leverage capital requirements and includes supplemental capital requirements relating to the amount and form of the capital we hold, based largely on definitions of capital used in U.S. banking regulators' regulatory capital framework. The ERCF capital requirements contain both statutory capital elements (total capital and core capital) and regulatory capital elements (common equity tier 1 (CET1) capital, Tier 1 capital, and adjusted total capital). The ERCF also includes a requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress and then rebuilt over time as economic conditions improve. If we fall below the prescribed buffer amounts, we must restrict capital distributions such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored.
Risk-Based Capital Requirements
Under the ERCF risk-based capital requirements, we must maintain our CET1 capital, Tier 1 capital, and adjusted total capital ratios equal to at least 4.5%, 6%, and 8%, respectively, of risk-weighted assets. We must also maintain statutory total capital equal to at least 8% of risk-weighted assets. To avoid limits on capital distributions and discretionary bonus payments, we also must maintain CET1 capital that exceeds the risk-based capital requirements by at least the amount of the prescribed capital conservation buffer amount (PCCBA).

Freddie Mac 1Q 2022 Form 10-Q	40

Management's Discussion and Analysis	Liquidity and Capital Resources

Leverage Capital Requirements
Under the ERCF leverage capital requirements, we must maintain our Tier 1 capital ratio equal to at least 2.5% of adjusted total assets. We must also maintain our statutory core capital ratio equal to at least 2.5% of adjusted total assets. To avoid limits on capital distributions and discretionary bonus payments, we also must maintain our Tier 1 capital that exceeds the leverage capital requirements by at least the amount of the prescribed leverage buffer amount (PLBA).
Capital Metrics
The table below presents our capital metrics under the ERCF.
Table 35 - Capital Metrics Under ERCF

(In billions)				March 31, 2022
Adjusted total assets				$3,610
Risk-weighted assets (standardized approach)				919

(In billions)				March 31, 2022
Stress capital buffer				$26
Stability capital buffer				23
Countercyclical capital buffer				—
PCCBA				$49
PLBA				$11

	March 31, 2022
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital (statutory)(2)	$73	N/A	$73	($36)	($109)
CET1 capital(3)	41	$49	90	(61)	(151)
Tier 1 capital(3)	55	49	104	(47)	(151)
Adjusted total capital(3)	73	49	122	(47)	(169)
Risk-based capital ratios(4):
Total capital (statutory)	8.0%	N/A	8.0%	(3.9)%	(11.9)%
CET1 capital	4.5	5.3%	9.8	(6.6)	(16.4)
Tier 1 capital	6.0	5.3	11.3	(5.1)	(16.4)
Adjusted total capital	8.0	5.3	13.3	(5.1)	(18.4)
Leverage capital amounts:
Core capital (statutory)(5)	$90	N/A	$90	($41)	($131)
Tier 1 capital(3)	90	$11	101	(47)	(148)
Leverage capital ratios(6):
Core capital (statutory)	2.5%	N/A	2.5%	(1.1)%	(3.6)%
Tier 1 capital	2.5	0.3%	2.8	(1.3)	(4.1)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)Total capital is equal to core capital plus certain allowances for credit losses.
(3)Regulatory capital amounts exclude senior preferred stock, deferred tax assets arising from temporary differences that exceed 10% of CET1 capital, and certain other items.
(4)As a percentage of risk-weighted assets.
(5)Core capital excludes certain components of GAAP total equity (i.e., AOCI and senior preferred stock) as these items do not meet the statutory definition of core capital.
(6)As a percentage of adjusted total assets.

Freddie Mac 1Q 2022 Form 10-Q	41

Management's Discussion and Analysis	Liquidity and Capital Resources

At March 31, 2022, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our amounts of capital and ratios under the ERCF and MD&A - Regulation and Supervision - Legislative and Regulatory Developments - FHFA Final Rule Amending the ERCF for additional information on amendments to the ERCF published in February 2022.

Freddie Mac 1Q 2022 Form 10-Q	42

Management's Discussion and Analysis	Critical Accounting Estimates
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates and policies relate to the Single-Family allowance for credit losses. For additional information about our critical accounting estimates and other significant accounting policies, see Note 1 and Critical Accounting Estimates in our 2021 Annual Report.
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
Changes in forecasted house price growth rates can have a significant effect on our allowance for credit losses. Our estimate of expected credit losses leverages our historical experience, such as historical default rates and severity of loss, and current and future economic forecasts, and incorporates an internally-based model that uses a Monte Carlo simulation which generates many possible combinations of house price and interest rate scenarios for up to 40 years for each metropolitan statistical area (MSA). These scenarios are used to estimate loan-level expected future cash flows and credit losses based on each loan's individual characteristics. The table below shows our nationwide forecasted house price growth rates that were used in determining our allowance for credit losses as of March 31, 2022 and as of December 31, 2021. These growth rates are used as inputs to our models to develop the detailed forecasted life-of-loan house price growth rates for each MSA. See Note 5 for additional information regarding our current period benefit (provision) for credit losses and estimation process.
Table 36 - Forecasted House Price Growth Rates

	2022	2023
March 31, 2022	10.4%	5.0%
December 31, 2021	6.2	2.5

Freddie Mac 1Q 2022 Form 10-Q	43

Management's Discussion and Analysis	Regulation and Supervision

REGULATION AND SUPERVISION
In addition to oversight by FHFA as our Conservator, we are subject to regulation and oversight by FHFA under our Charter and the GSE Act and to certain regulation by other government agencies. Furthermore, regulatory activities by other government agencies can affect us indirectly, even if we are not directly subject to such agencies' regulation or oversight. For example, regulations that modify requirements applicable to the purchase or servicing of mortgages can affect us.
Federal Housing Finance Agency
FHFA's Strategic Plan: Fiscal Years 2022 - 2026

In April 2022, FHFA released its Strategic Plan for fiscal years 2022-2026. The Strategic Plan provides a framework that outlines FHFA’s priorities for the coming years as regulator of the Federal Home Loan Bank System and as regulator and conservator of Freddie Mac and Fannie Mae. The Strategic Plan continues existing priorities and formalizes areas of focus for FHFA and its regulated entities by establishing three goals:
■ Secure the regulated entities' safety and soundness;
■ Foster housing finance markets that promote equitable access to affordable and sustainable housing; and
■ Responsibly steward FHFA's infrastructure.
Legislative and Regulatory Developments
FHFA Final Rule Amending the ERCF

On February 25, 2022, FHFA issued a final rule that amends the ERCF by refining the PLBA and risk-based capital treatment of retained CRT exposure for the Enterprises. Specifically, the final rule will replace the fixed PLBA equal to 1.5% of an Enterprise's adjusted total assets with a dynamic PLBA equal to 50% of the Enterprise's stability capital buffer (which is related to the Enterprise's relative share of total residential mortgage debt outstanding that exceeds 5%); replace the prudential floor of 10% on the risk weight assigned to any retained CRT exposure with a prudential floor of 5% on the risk weight assigned to any retained CRT exposure; and remove the requirement that an Enterprise must apply an overall effectiveness adjustment to its retained CRT exposures. The final rule will also make technical corrections to various provisions of the ERCF that was published on December 17, 2020. The effective date for the ERCF amendments and technical corrections in this final rule is May 16, 2022, and our report pursuant to this final rule must be filed by May 30, 2022.
Consistent with FHFA instruction, we are reporting our regulatory capital requirements under the ERCF as amended. Therefore, we are not in compliance with the Purchase Agreement covenant that requires us to comply with the terms of the ERCF as published by FHFA in December 2020. FHFA has acknowledged this non-compliance.
LIBOR Act

On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act, 2022 which includes the Adjustable Interest Rate (LIBOR) Act. This law became effective immediately and will (1) establish a clear and uniform process, on a nationwide basis, for replacing LIBOR in existing contracts, the terms of which do not provide for the use of a clearly defined or practicable replacement benchmark rate, without affecting the ability of parties to use any appropriate benchmark rate in new contracts; (2) preclude litigation related to existing contracts, the terms of which do not provide for the use of a clearly defined or practicable replacement benchmark rate; and (3) allow existing contracts that reference LIBOR but provide for the use of a clearly defined fallback and practicable replacement rate to operate according to their terms.
Interagency Plan to Advance Property Appraisal and Valuation Equity

On March 23, 2022, the Interagency Committee to Advance Property Appraisal and Valuation Equity released an Action Plan to which more than a dozen federal agencies, including FHFA, contributed. The Action Plan outlines the historical role of racism in the valuation of residential property; examines the various forms of bias that can appear in residential property valuation practices; describes affirmative steps that federal agencies will take to advance equity in the appraisal process; and outlines further recommendations that government and industry stakeholders can initiate. The Action Plan broadly underscores the Biden Administration’s focus on equity and fair lending, particularly in the collateral appraisal and valuation space.

Freddie Mac 1Q 2022 Form 10-Q	44

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-Family and Multifamily segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, the effects of natural disasters, other catastrophic events, including the COVID-19 pandemic, and significant climate change effects and actions taken in response thereto on our business, and our results of operations and financial condition. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section in our 2021 Annual Report, and including, without limitation, the following:
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
■ Changes in economic and market conditions generally, and as a result of the COVID-19 pandemic, including changes in employment rates, inflation, interest rates, spreads, and house prices;
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
■    Changes in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make

Freddie Mac 1Q 2022 Form 10-Q	45

Management's Discussion and Analysis	Forward-Looking Statements

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
■ Competition from other market participants, which could affect the pricing we offer for our products, the credit characteristics of the loans we purchase, and our ability to meet our affordable housing goals;
■ The discontinuance of, transition from, or replacement of LIBOR and the adverse consequences it could have on our business and operations;
■ The availability of critical third parties, or their vendors and other business partners, to deliver products or services, or to manage risks effectively;
■ The occurrence of a major natural disaster, other catastrophic event, or significant climate change effects in areas in which our offices, significant portions of our total mortgage portfolio, or the offices of critical third parties are located, and for which we may be uninsured or significantly underinsured; and
■    Other factors and assumptions described in this Form 10-Q and our 2021 Annual Report, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-Q, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac 1Q 2022 Form 10-Q	46

Financial Statements

Financial Statements

Freddie Mac 1Q 2022 Form 10-Q	47

Financial Statements	Condensed Consolidated Statements of Operations and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	1Q 2022	1Q 2021
Net interest income
Interest income	$17,740	$13,902
Interest expense	(13,636)	(10,263)
Net interest income	4,104	3,639

Non-interest income (loss)
Guarantee income	70	248
Investment gains (losses), net	1,513	1,208
Other income (loss)	159	178
Non-interest income (loss)	1,742	1,634
Net revenues	5,846	5,273

Benefit (provision) for credit losses	837	196

Non-interest expense
Salaries and employee benefits	(356)	(344)
Credit enhancement expense	(459)	(335)
Benefit for (decrease in) credit enhancement recoveries	(17)	(257)
Legislative assessments expense	(759)	(691)
Other expense	(341)	(361)
Non-interest expense	(1,932)	(1,988)

Income (loss) before income tax (expense) benefit	4,751	3,481
Income tax (expense) benefit	(953)	(714)
Net income (loss)	3,798	2,767
Other comprehensive income (loss), net of taxes and reclassification adjustments	(120)	(389)
Comprehensive income (loss)	$3,678	$2,378

Net income (loss)	$3,798	$2,767
Future increase in senior preferred stock liquidation preference	(3,678)	(2,378)
Net income (loss) attributable to common stockholders	$120	$389
Net income (loss) per common share	$0.04	$0.12
Weighted average common shares outstanding (in millions)	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2022 Form 10-Q	48

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except share-related amounts)	2022	2021
Assets
Cash and cash equivalents (includes $957 and $1,695 of restricted cash and cash equivalents)	$10,526	$10,150
Securities purchased under agreements to resell	69,617	71,203
Investment securities, at fair value	53,244	53,015
Mortgage loans held-for-sale (includes $8,101 and $10,498 at fair value)	17,014	19,778
Mortgage loans held-for-investment (net of allowance for credit losses of $4,389 and $4,947)	2,915,915	2,828,331
Accrued interest receivable, net	7,675	7,474
Deferred tax assets, net	5,865	6,214
Other assets (includes $7,190 and $6,594 at fair value)	28,998	29,421
Total assets	$3,108,854	$3,025,586
Liabilities and equity
Liabilities
Accrued interest payable	$6,266	$6,268
Debt (includes $5,038 and $2,478 at fair value)	3,059,125	2,980,185
Other liabilities (includes $722 and $287 at fair value)	11,752	11,100
Total liabilities	3,077,143	2,997,553
Commitments and contingencies (Notes 4, 8, 14)
Equity
Senior preferred stock (liquidation preference of $100,681 and $97,959)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings (accumulated deficit)	(51,195)	(54,993)
AOCI, net of taxes, related to:
Available-for-sale securities	174	297
Other	(140)	(143)
AOCI, net of taxes	34	154
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	31,711	28,033
Total liabilities and equity	$3,108,854	$3,025,586
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	March 31,	December 31,
(In millions)	2022	2021
Assets:
Cash and cash equivalents (includes $773 and $1,595 of restricted cash and cash equivalents)	$774	$1,596
Securities purchased under agreements to resell	28,705	34,000
Investment securities, at fair value	1,099	420
Mortgage loans held-for-investment, net	2,877,320	2,784,626
Accrued interest receivable, net	7,223	7,019
Other assets	9,570	11,265
Total assets of consolidated VIEs	$2,924,691	$2,838,926
Liabilities:
Accrued interest payable	$5,993	$5,823
Debt	2,899,226	2,803,054
Total liabilities of consolidated VIEs	$2,905,219	$2,808,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2022 Form 10-Q	49

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2021	1	464	650	$72,648	$14,109	$—	($54,993)	$154	($3,885)	$28,033
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	3,798	—	—	3,798
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $33 million)	—	—	—	—	—	—	—	(123)	—	(123)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $0 million)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	2	—	2
Comprehensive income (loss)	—	—	—	—	—	—	3,798	(120)	—	3,678
Ending balance at March 31, 2022	1	464	650	$72,648	$14,109	$—	($51,195)	$34	($3,885)	$31,711

Balance at December 31, 2020	1	464	650	$72,648	$14,109	$—	($67,102)	$643	($3,885)	$16,413
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	2,767	—	—	2,767
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $28 million)	—	—	—	—	—	—	—	(105)	—	(105)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $78 million)	—	—	—	—	—	—	—	(290)	—	(290)
Other (net of taxes of $0 million)	—	—	—	—	—	—	—	6	—	6
Comprehensive income (loss)	—	—	—	—	—	—	2,767	(389)	—	2,378
Ending balance at March 31, 2021	1	464	650	$72,648	$14,109	$—	($64,335)	$254	($3,885)	$18,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2022 Form 10-Q	50

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	1Q 2022	1Q 2021
Net cash provided by (used in) operating activities	$3,749	$10,382
Cash flows from investing activities
Purchases of investment securities	(42,254)	(38,708)
Proceeds from sales of investment securities	40,122	45,996
Proceeds from maturities and repayments of investment securities	1,833	2,989
Purchases of mortgage loans acquired as held-for-investment	(53,755)	(229,709)
Proceeds from sales of mortgage loans acquired as held-for-investment	329	1,019
Proceeds from repayments of mortgage loans acquired as held-for-investment	116,023	229,285
Advances under secured lending arrangements	(62,351)	(54,777)
Repayments of secured lending arrangements	238	52
Net proceeds from dispositions of real estate owned and other recoveries	68	71
Net (increase) decrease in securities purchased under agreements to resell	(2,341)	81,933
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	826	990
Other, net	(209)	(155)
Net cash provided by (used in) investing activities	(1,471)	38,986
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	136,361	267,096
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(128,700)	(223,437)
Proceeds from issuance of debt of Freddie Mac	7,361	23,153
Repayments of debt of Freddie Mac	(20,849)	(47,019)
Net increase (decrease) in securities sold under agreements to repurchase	3,927	7,930
Other, net	(2)	(1)
Net cash provided by (used in) financing activities	(1,902)	27,722
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	376	77,090
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	10,150	23,889
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$10,526	$100,979

Supplemental cash flow information
Cash paid for:
Debt interest	$17,996	$17,373
Income taxes	—	—
Non-cash investing and financing activities (Note 3 and 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2022 Form 10-Q	51

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Notes to Condensed Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970, with a mission to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. The conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury, under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. Our Purchase Agreement with Treasury is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities. For more information on the conservatorship, the roles of FHFA and Treasury, and the Purchase Agreement, see our 2021 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary of our 2021 Annual Report.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2021 Annual Report.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated.
We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the authority provided by FHFA to our Board of Directors to oversee management's conduct of our business operations. In the opinion of management, our unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our results.
We have reclassified certain amounts within non-interest expense in our condensed consolidated statement of operations to better present the significant drivers of our non-interest expense activity. Prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not change the total amounts of non-interest expense, net income, or comprehensive income in any period presented.
Use of Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Management has made significant estimates to report the allowance for credit losses on single-family mortgage loans. Actual results could be different from these estimates.

Freddie Mac 1Q 2022 Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options
	The amendments in this Update require issuers to account for modifications or exchanges of freestanding equity-classified written call options based on the reason for the modification or exchange, to issue equity, to issue or modify debt, or for other reasons.	January 1, 2022	The adoption of the amendments did not have a material effect on our consolidated financial statements.
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The amendments in this Update eliminate the recognition and measurement guidance related to TDRs in ASC Subtopic 310-40 for entities that have adopted ASC Topic 326.

The amendments in this Update also require disclosure of current period gross write-offs by year of origination for financing receivables within the scope of ASC Subtopic 326-20.	January 1, 2022 for the amendments related to the elimination of the recognition and measurement of TDRs;

January 1, 2023 for the amendments related to disclosure of gross write-offs by year of origination.
We elected to early adopt the amendments related to the elimination of the recognition and measurement of TDRs on January 1, 2022 on a prospective basis. This change did not have a material effect on our consolidated financial statements. See Note 3 for additional information on the adoption of these amendments and the new required disclosures.

We do not expect the adoption of the amendments related to disclosure of gross write-offs by year of origination to have a material effect on our consolidated financial statements.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer method
The amendments in this Update provide clarifications of the guidance in ASC Topic 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-12 that, among other things, establishes the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible by allowing the entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets.
		January 1, 2023	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 1Q 2022 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
NOTE 2
Securitization Activities and Consolidation
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
Table 2.1 - Nonconsolidated VIEs

(In millions)	March 31, 2022	December 31, 2021
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investment securities, at fair value	$14,381	$16,506
Accrued interest receivable, net	219	220
Other assets(2)	5,392	5,589
Liabilities:
Debt	90	67
Other liabilities(2)	5,337	5,172
(1)Includes our variable interests in REMICs, Strips, commingled Supers, K Certificates, SB Certificates, certain senior subordinate securitization structures, and other securitization products that we do not consolidate.
(2)Includes our guarantee asset in other assets and our guarantee obligation in other liabilities.
We also obtain interests in various other entities created by third parties through the normal course of business that may be VIEs, such as through our investments in certain non-Freddie Mac mortgage-related securities, purchases of multifamily loans, guarantees of multifamily housing revenue bonds, as a derivative counterparty, or through other activities. To the extent that we were not involved in the design or creation of these VIEs, they are excluded from the table above. Our interests in these VIEs are generally passive in nature and are not expected to result in us obtaining a controlling financial interest in these VIEs in the future. As a result, we do not consolidate these VIEs and we account for our interests in these VIEs in the same manner that we account for our interests in other third-party transactions. See Note 6 for additional information regarding our investments in non-Freddie Mac mortgage-related securities. See Note 3 for more information regarding multifamily loans.
The table below presents total assets and the maximum exposure to loss of the VIEs for which we are not the primary beneficiary and therefore do not consolidate.
Table 2.2 - Total Assets and Maximum Exposure to Loss for our Nonconsolidated VIEs

	March 31, 2022		December 31, 2021
(In billions)	Total Assets	Maximum Exposure(1)	Total Assets	Maximum Exposure(1)
Securitization Activities
Single-Family:
Other securitization products(2)	$32.4	$26.7	$33.6	$28.0
Multifamily:
K Certificates	322.6	283.8	321.1	281.9
SB Certificates	24.9	22.3	24.9	22.4
Other securitization products	16.0	14.1	16.7	14.8

CRT Activities	28.5	—	23.6	—
(1)For securitization activities, the maximum exposure primarily represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of proceeds from related collateral liquidation and possible recoveries under credit enhancements. For CRT activities, the maximum exposure represents our recorded expected recovery receivable.
(2)Total assets excludes certain nonfinancial assets held by the VIEs.
In addition, the UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts for which we are not the primary beneficiary totaled $117.6 billion and $110.8 billion as of March 31, 2022 and December 31, 2021, respectively. See Note 4 for additional information on our guarantee of Fannie Mae securities.

Freddie Mac 1Q 2022 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
We do not believe the maximum exposure to loss from our involvement with VIEs for which we are not the primary beneficiary shown above is representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements. Certain of our interest-rate risk-related guarantees to VIEs for which we are not the primary beneficiary may create exposure to loss that is unlimited. We account for these interest-rate risk-related guarantees at fair value as discussed further in Note 4 and generally reduce our exposure to these guarantees with unlimited interest rate exposure through separate derivative contracts with third parties. See Note 8 for additional information on derivatives.

Freddie Mac 1Q 2022 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	March 31, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$5,436	$12,735	$18,171	$5,446	$14,871	$20,317
Cost basis and fair value adjustments, net	(847)	(310)	(1,157)	(813)	274	(539)
Total held-for-sale loans, net	4,589	12,425	17,014	4,633	15,145	19,778
Held-for-investment UPB	2,836,580	28,532	2,865,112	2,742,851	26,657	2,769,508
Cost basis adjustments	55,105	87	55,192	63,684	86	63,770
Allowance for credit losses	(4,358)	(31)	(4,389)	(4,913)	(34)	(4,947)
Total held-for-investment loans, net	2,887,327	28,588	2,915,915	2,801,622	26,709	2,828,331
Total mortgage loans, net	$2,891,916	$41,013	$2,932,929	$2,806,255	$41,854	$2,848,109
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In billions)	1Q 2022	1Q 2021
Single-Family:
Purchases:
Held-for-investment loans	$206.9	$360.6
Sale of held-for-sale loans(1)	—	—
Multifamily:
Purchases:
Held-for-investment loans	2.6	1.6
Held-for-sale loans	12.3	12.3
Sale of held-for-sale loans(2)	14.3	21.1
(1)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(2)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates and SB Certificates.
Reclassifications

The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the periods presented.
Table 3.3 - Loan Reclassifications

	1Q 2022			1Q 2021
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale(1)	$248	$—	$—	$501	$7	$—
Held-for-sale to held-for-investment(2)	62	(3)	—	35	3	—
Multifamily reclassifications from:
Held-for-investment to held-for-sale	315	—	—	528	1	—
Held-for-sale to held-for-investment	246	—	—	9	—	—
(1)Prior to reclassification from held-for-investment to held-for-sale, we charged off $8 million and $27 million against the allowance for credit losses during 1Q 2022 and 1Q 2021, respectively.
(2)Allowance for credit losses established upon loan reclassification from held-for-sale to held-for-investment to reflect the net amount we expect to collect on the loan. Loans with prior charge-offs may have a negative allowance for credit losses established upon reclassification.

Freddie Mac 1Q 2022 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Interest Income

The table below presents the amortized cost basis of non-accrual loans as of the beginning and the end of the periods presented, including the interest income recognized for the period that is related to the loans on non-accrual status as of period end.
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	January 1, 2022	March 31, 2022	1Q 2022
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$17,013	$13,831	$49
15-year amortizing fixed-rate	844	684	1
Adjustable-rate	233	166	—
Alt-A, interest-only, and option ARM	560	414	1
Total Single-Family	18,650	15,095	51
Total Multifamily	—	42	—
Total Single-Family and Multifamily	$18,650	$15,137	$51

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	January 1, 2021	March 31, 2021	1Q 2021
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$12,151	$21,137	$36
15-year amortizing fixed-rate	696	1,031	1
Adjustable-rate	193	296	—
Alt-A, interest-only, and option ARM	637	700	1
Total Single-Family	13,677	23,164	38
Total Multifamily	—	—	—
Total Single-Family and Multifamily	$13,677	$23,164	$38
(1)Represents the amount of payments received during the period, including those received while the loans were on accrual status, for the held-for-investment loans on non-accrual status as of period end.
The table below provides the amount of accrued interest receivable, net presented on our condensed consolidated balance sheets and the amount of accrued interest receivable related to loans on non-accrual status at the end of the periods that was charged off.
Table 3.5 - Accrued Interest Receivable, Net and Related Charge-Offs

	Accrued Interest Receivable, Net		Accrued Interest Receivable Related Charge-Offs
(In millions)	March 31, 2022	December 31, 2021	1Q 2022	1Q 2021
Single-Family loans	$7,260	$7,065	($87)	($166)
Multifamily loans	124	125	—	—
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

Freddie Mac 1Q 2022 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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
Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	March 31, 2022
	Year of Origination						Total
(In millions)	2022	2021	2020	2019	2018	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$21,601	$339,585	$463,561	$85,390	$40,168	$447,235	$1,397,540
> 60 to 80	52,664	476,596	259,464	43,907	12,955	19,266	864,852
> 80 to 90	13,703	126,294	11,245	1,077	279	758	153,356
> 90 to 100	16,033	28,126	419	59	26	284	44,947
> 100	15	11	1	2	6	281	316
Total 20- and 30-year or more, amortizing fixed-rate	104,016	970,612	734,690	130,435	53,434	467,824	2,461,011
15-year amortizing fixed-rate
≤ 60	7,073	109,767	115,374	16,559	6,600	84,373	339,746
> 60 to 80	5,805	43,411	9,655	548	66	48	59,533
> 80 to 90	612	1,771	41	3	1	5	2,433
> 90 to 100	181	169	—	—	—	2	352
> 100	1	—	—	—	1	3	5
Total 15-year amortizing fixed-rate	13,672	155,118	125,070	17,110	6,668	84,431	402,069
Adjustable-rate
≤ 60	367	2,620	1,611	713	509	10,790	16,610
> 60 to 80	490	2,426	366	133	53	213	3,681
> 80 to 90	98	320	10	4	2	3	437
> 90 to 100	49	47	—	—	—	1	97
> 100	—	—	—	—	—	—	—
Total adjustable-rate	1,004	5,413	1,987	850	564	11,007	20,825
Alt-A, interest-only, and option ARM
≤ 60	—	—	—	—	—	7,226	7,226
> 60 to 80	—	—	—	—	—	468	468
> 80 to 90	—	—	—	—	—	51	51
> 90 to 100	—	—	—	—	—	23	23
> 100	—	—	—	—	—	12	12
Total Alt-A, interest-only, and option ARM	—	—	—	—	—	7,780	7,780
Total Single-Family loans	$118,692	$1,131,143	$861,747	$148,395	$60,666	$571,042	$2,891,685

Total for all loan product types by current LTV ratio:
≤ 60	$29,041	$451,972	$580,546	$102,662	$47,277	$549,624	$1,761,122
> 60 to 80	58,959	522,433	269,485	44,588	13,074	19,995	928,534
> 80 to 90	14,413	128,385	11,296	1,084	282	817	156,277
> 90 to 100	16,263	28,342	419	59	26	310	45,419
> 100	16	11	1	2	7	296	333
Total Single-Family loans	$118,692	$1,131,143	$861,747	$148,395	$60,666	$571,042	$2,891,685

Freddie Mac 1Q 2022 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2021
	Year of Origination						Total
(In millions)	2021	2020	2019	2018	2017	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$260,244	$397,680	$77,812	$39,143	$61,434	$405,467	$1,241,780
> 60 to 80	467,193	334,560	60,570	18,914	12,715	17,354	911,306
> 80 to 90	124,074	28,944	2,034	482	208	818	156,560
> 90 to 100	66,851	1,083	126	45	29	309	68,443
> 100	75	2	4	8	18	328	435
Total 20- and 30-year or more, amortizing fixed-rate	918,437	762,269	140,546	58,592	74,404	424,276	2,378,524
15-year amortizing fixed-rate
≤ 60	93,732	111,899	17,335	7,161	13,602	78,001	321,730
> 60 to 80	52,521	18,834	1,136	137	54	36	72,718
> 80 to 90	3,785	168	6	2	2	3	3,966
> 90 to 100	598	2	1	1	1	2	605
> 100	4	—	—	1	1	3	9
Total 15-year amortizing fixed-rate	150,640	130,903	18,478	7,302	13,660	78,045	399,028
Adjustable-rate
≤ 60	2,054	1,554	727	543	1,657	10,011	16,546
> 60 to 80	2,435	535	209	90	190	151	3,610
> 80 to 90	417	16	6	3	4	2	448
> 90 to 100	116	—	—	—	—	1	117
> 100	1	—	—	—	—	—	1
Total adjustable-rate	5,023	2,105	942	636	1,851	10,165	20,722
Alt-A, interest-only, and option ARM
≤ 60	—	—	—	—	—	7,506	7,506
> 60 to 80	—	—	—	—	—	644	644
> 80 to 90	—	—	—	—	—	64	64
> 90 to 100	—	—	—	—	—	29	29
> 100	—	—	—	—	—	18	18
Total Alt-A, interest-only, and option ARM	—	—	—	—	—	8,261	8,261
Total Single-Family loans	$1,074,100	$895,277	$159,966	$66,530	$89,915	$520,747	$2,806,535

Total for all loan product types by current LTV ratio:
≤ 60	$356,030	$511,133	$95,874	$46,847	$76,693	$500,985	$1,587,562
> 60 to 80	522,149	353,929	61,915	19,141	12,959	18,185	988,278
> 80 to 90	128,276	29,128	2,046	487	214	887	161,038
> 90 to 100	67,565	1,085	127	46	30	341	69,194
> 100	80	2	4	9	19	349	463
Total Single-Family loans	$1,074,100	$895,277	$159,966	$66,530	$89,915	$520,747	$2,806,535

Freddie Mac 1Q 2022 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.
Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	March 31, 2022
	Year of Origination							Total
(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans
Category:
Pass	$1,221	$8,210	$6,958	$5,350	$966	$3,147	$2,011	$27,863
Special mention	—	—	40	372	—	49	—	461
Substandard	—	—	32	171	4	88	—	295
Doubtful	—	—	—	—	—	—	—	—
Total	$1,221	$8,210	$7,030	$5,893	$970	$3,284	$2,011	$28,619

	December 31, 2021
	Year of Origination							Total
(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans
Category:
Pass	$6,955	$7,116	$5,273	$979	$610	$2,795	$2,275	$26,003
Special mention	—	40	372	—	3	42	—	457
Substandard	—	62	171	4	2	44	—	283
Doubtful	—	—	—	—	—	—	—	—
Total	$6,955	$7,218	$5,816	$983	$615	$2,881	$2,275	$26,743
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status

	March 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing Interest	Non-accrual With No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,426,493	$13,596	$3,355	$17,567	$2,461,011	$4,146	$918
15-year amortizing fixed-rate	399,703	1,186	235	945	402,069	275	13
Adjustable-rate	20,511	96	25	193	20,825	29	9
Alt-A, interest-only, and option ARM	7,091	174	51	464	7,780	22	111
Total Single-Family	2,853,798	15,052	3,666	19,169	2,891,685	4,472	1,051
Total Multifamily	28,577	—	—	42	28,619	—	42
Total Single-Family and Multifamily	$2,882,375	$15,052	$3,666	$19,211	$2,920,304	$4,472	$1,093
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2022 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing Interest	Non-accrual with No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,338,076	$14,833	$3,214	$22,401	$2,378,524	$5,784	$857
15-year amortizing fixed-rate	396,030	1,550	230	1,218	399,028	392	13
Adjustable-rate	20,302	105	31	284	20,722	54	8
Alt-A, interest-only, and option ARM	7,450	175	58	578	8,261	41	94
Total Single-Family	2,761,858	16,663	3,533	24,481	2,806,535	6,271	972
Total Multifamily	26,743	—	—	—	26,743	—	—
Total Single-Family and Multifamily	$2,788,601	$16,663	$3,533	$24,481	$2,833,278	$6,271	$972
(1)Includes $1.1 billion and $0.7 billion of single-family loans that were in the process of foreclosure as of March 31, 2022 and December 31, 2021, respectively.
(2)Loans with no allowance for loan losses primarily represent those loans that were previously charged off and therefore the collateral value is sufficiently in excess of the amortized cost to result in recovery of the entire amortized cost basis if the property were foreclosed upon or otherwise subject to disposition. We exclude the amounts of allowance for credit losses on accrued interest receivable and advances of pre-foreclosure costs when determining whether a loan has an allowance for credit losses.
Loan Restructurings

In 1Q 2022, we adopted accounting guidance in ASU 2022-02 that eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, we no longer measure an allowance for credit losses for TDRs we reasonably expect will occur, and we evaluate all loan restructurings according to the accounting guidance for loan refinancing and restructuring to determine whether the restructuring should be accounted for as a new loan or a continuation of the existing loan. We derecognize the existing loan and account for the restructured loan as a new loan if the effective yield on the restructured loan is at least equal to the effective yield for comparable loans with similar collection risks and the modifications to the original loan are more than minor. If a loan restructuring does not meet these conditions, we carryforward the existing loan’s amortized cost basis and account for the restructured loan as a continuation of the existing loan. Substantially all of our loan restructurings involving borrowers experiencing financial difficulty are accounted for as a continuation of the existing loan.
The discounted cash flow model we use in measuring our Single-Family allowance for credit losses forecasts cash flows we expect to collect using our historical experience, including the effects of our loss mitigation activities involving borrowers experiencing financial difficulty. When we account for a loan restructuring as a continuation of the existing loan, we update the loan’s effective interest rate based on the restructured terms and recognize interest income prospectively using the new effective rate. We also update the prepayment-adjusted effective interest rate used to discount cash flows in measuring our allowance for credit losses to reflect the loan’s restructured terms. As a result, subsequent to our adoption of the accounting guidance that eliminates the recognition and measurement of TDRs, we no longer recognize an allowance for credit losses for the economic concession granted to a borrower for changes in the timing and amount of contractual cash flows when a loan is restructured. However, because we adopted such guidance prospectively, we continue to use the loan's prepayment-adjusted effective interest rate just prior to the restructuring, with no adjustments made to the effective interest rate for changes in the timing of expected cash flows subsequent to the restructuring, for loans that were restructured and accounted for as TDRs prior to our adoption of the guidance and that have not been subsequently modified after our adoption of the guidance. As a result, we continue to measure an allowance for credit losses for the economic concession granted to a borrower for changes in the timing and amount of contractual cash flows for such loans.
Single-Family Loan Restructurings
We offer several types of restructurings to single-family borrowers that may result in a payment delay, interest rate reduction, term extension, or combination thereof. We do not offer principal forgiveness.
We offer the following types of restructurings to single-family borrowers that result in only a payment delay:
■    Forbearance plans - Arrangements that require reduced or no payments during a defined period that provides borrowers additional time to return to compliance with the original mortgage terms or to implement another type of loan workout option. Borrowers may exit forbearance by repaying all past due amounts and fully reinstating the loan, paying off the loan in full, or entering into a repayment plan, a payment deferral plan, or a trial period plan pursuant to a loan modification. We offer forbearance of up to 12 months to single-family borrowers experiencing financial difficulty (and up to 18 months to certain borrowers affected by the COVID-19 pandemic). Borrowers may receive an initial forbearance term of one to six months and, if necessary, one or more forbearance term extensions of one to six months, as long as the delinquency of the mortgage does not exceed 12 months.

Freddie Mac 1Q 2022 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

■    Repayment plans - Contractual plans that allow borrowers a specific period of time to return to current status by paying the normal monthly payment plus additional agreed upon delinquent amounts. Repayment plans must have a term greater than one month and less than or equal to 12 months and the monthly repayment plan payment amount must not exceed 150% of the contractual mortgage payment amount.
■    Payment deferral plans - Arrangements that allow borrowers to return to current status by deferring delinquent principal and interest into a non-interest-bearing principal balance that is due at the earlier of the payoff date, maturity date, or sale of the property. The remaining mortgage term, interest rate, payment schedule, and maturity date remain unchanged, and no trial period plan is required. The number of months of payments deferred varies based upon the type of hardship the borrower is experiencing.
In addition, we also offer single-family borrowers loan modifications, which are contractual plans that may involve changing the terms of the loan such as payment delays, interest rate reductions, term extensions, or a combination of these items. Payment delays in our loan modification programs most commonly consist of adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, and may also include principal forbearance, in which a portion of the principal balance becomes non-interest-bearing and is due at the earlier of the payoff date, maturity date, or sale of the property. Our modification programs generally require completion of a trial period of at least three months prior to receiving the modification. Most of our modifications involve a combination of: (1) a payment delay in the form of adding outstanding indebtedness to the UPB of the loan, and (2) an interest rate reduction, a term extension, or both.
The table below contains details on Single-Family held-for-investment loan restructurings involving borrowers experiencing financial difficulty that we entered into during 1Q 2022.
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty

	1Q 2022
(Dollars in millions)	Amortized Cost Basis(1)	% of Total Single-Family Held-for-Investment Loans
Payment delay(2)	$9,941	0.4%
Payment delay, interest rate reduction, and term extension(3)	3,794	0.1
Total Single-Family loan restructurings	$13,735	0.5%
(1)     Excludes $57 million of accrued interest receivable on the restructured loans as of March 31, 2022.
(2)     Includes $5.1 billion related to payment deferral plans. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
(3)    Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified. The amortized cost basis of loans in trial period modification plans was $3.1 billion as of March 31, 2022. Also includes an insignificant number of loan modifications that only involve payment delays and term extensions.
The table below shows the financial effect of Single-Family held-for-investment loan restructurings involving borrowers experiencing financial difficulty that we entered into during 1Q 2022.
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty

(Dollars in thousands)	1Q 2022(1)
Weighted-average interest rate reduction	1.6%
Weighted-average months of term extension	190
Weighted-average payment deferral or principal forbearance(2)	$24
(1)     Averages are based on payment deferral plans and loan modifications completed during the periods presented. The financial effects of forbearance plans and repayment plans consist of a payment delay of between one and twelve months. In addition, the financial effect of a forbearance plan is included at the time the forbearance plan is completed if the borrower exits forbearance by entering into a payment deferral plan or loan modification.
(2)     Primarily related to payment deferral plans. Amounts are based on non-interest-bearing principal balances on the restructured loans.
The balance of single-family loans restructured by entering into payment deferral plans or loan modifications during 1Q 2022 involving borrowers experiencing financial difficulty that subsequently defaulted (i.e., loans that became two months delinquent) was insignificant. Single-family loans restructured by entering into forbearance plans or repayment plans during 1Q 2022 involving borrowers experiencing financial difficulty generally remained in default as borrowers were typically past due based on the loans' original contractual terms at the time the borrowers entered into these plans.
The table below presents the amortized cost basis of single-family held-for-investment loans restructured during 1Q 2022 by payment status. While a single-family loan is in a forbearance plan or repayment plan, payments continue to be due based on the loan’s original contractual terms because the loan has not been permanently modified. As a result, we report single-family loans in forbearance plans and repayment plans as delinquent to the extent that payments are past due based on the loan’s

Freddie Mac 1Q 2022 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

original contractual terms. Loans that have been restructured by entering into a payment deferral plan or loan modification are reported as delinquent to the extent that payments are past due based on the loan's restructured terms.
Table 3.11 - Payment Status of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty

March 31, 2022
(In millions)	Amortized Cost Basis(1)
Current	$8,458
One month past due	1,594
Two months past due	1,463
Three months or more past due	2,220
Total Single-Family	$13,735
(1)    Excludes $57 million of accrued interest receivable on the restructured loans as of March 31, 2022.
Multifamily Loan Restructurings
We offer several types of restructurings to multifamily borrowers that may result in a payment delay, interest rate reduction, term extension, principal forgiveness, or combination thereof. In certain cases, we offer multifamily borrowers forbearance plans that allow borrowers to defer monthly payments during a defined period. After the forbearance period ends, the borrowers are required to repay forborne loan amounts in monthly installments. In addition, in certain cases, for maturing loans we may provide term extensions with no changes to the effective borrowing rate. In other cases, we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as interest rate reductions, term extensions, providing principal forbearance and/or forgiveness, or some combination of these items. There were no restructuring activities related to Multifamily held-for-investment loans involving borrowers experiencing financial difficulty for the three months ended March 31, 2022.
Prior Period Troubled Debt Restructuring Information

The table below provides details of our single-family loan modifications that were classified as TDRs in 1Q 2021.
Table 3.12 - Single-Family TDR Modification Metrics

1Q 2021
Percentage of single-family loan modifications that were classified as TDRs with:
Interest rate reductions and related term extensions	15%
Principal forbearance and related interest rate reductions and term extensions	34
Average coupon interest rate reduction	0.4%
Average months of term extension	153
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs in 1Q 2021. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.
Table 3.13 - TDR Activity

	1Q 2021
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis
Single-Family:(1)(2)
20- and 30-year or more, amortizing fixed-rate	3,782	$671
15-year amortizing fixed-rate	472	47
Adjustable-rate	48	9
Alt-A, interest-only, and option ARM	151	19
Total Single-Family	4,453	746
Multifamily	—	—
(1)The pre-TDR amortized cost basis for single-family loans initially classified as TDRs during 1Q 2021 was $0.7 billion.
(2)Includes certain bankruptcy events and forbearance plans, repayment plans, payment deferral plans, and modification activities that do not qualify for the temporary relief related to TDRs provided by the CARES Act based on servicer reporting at the time of the TDR event.

Freddie Mac 1Q 2022 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during 1Q 2021 and had completed a modification during the year preceding the payment default.
Table 3.14 - Payment Defaults of Completed TDR Modifications

	1Q 2021
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1,131	$198
15-year amortizing fixed-rate	62	7
Adjustable-rate	15	3
Alt-A, interest-only, and option ARM	127	21
Total Single-Family	1,335	229
Multifamily	—	—
Non-Cash Investing and Financing Activities

During 1Q 2022 and 1Q 2021, we acquired $153.3 billion and $139.5 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $61.5 billion and $52.5 billion of loans held-for-investment from sellers during 1Q 2022 and 1Q 2021, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 1Q 2022 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4
Guarantees and Other Off-Balance Sheet Credit Exposures
The table below shows our maximum exposure, recognized liability, and maximum remaining term of our guarantees to nonconsolidated VIEs and other third parties. This table does not include certain of our unrecognized guarantees, such as guarantees to consolidated VIEs or to resecuritization trusts that do not expose us to incremental credit risk. The maximum exposure disclosed in the table is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from collateral liquidation, including possible credit enhancement recoveries.
Table 4.1 - Financial Guarantees

	March 31, 2022			December 31, 2021
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-Family:
Securitization activity guarantees	$26,730	$383	39	$27,975	$398	39
Other mortgage-related guarantees	10,303	240	30	10,588	251	30
Guarantees of Fannie Mae securities	118,277	—	40	111,150	—	40
Total Single-Family	$155,310	$623		$149,713	$649
Multifamily:
Securitization activity guarantees	$318,166	$4,727	38	$317,006	$4,663	38
Other mortgage-related guarantees	10,477	392	32	10,456	404	32
Total Multifamily	$328,643	$5,119		$327,462	$5,067
Other guarantees:
Written options	$30,543	$1,803	9	$34,861	$1,596	10
CRT-related derivatives	36,462	57	30	33,188	35	30
Other	2,530	68	30	1,750	21	29
Total other guarantees	$69,535	$1,928		$69,799	$1,652
(1)The maximum exposure represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of proceeds from collateral liquidation, including possible credit enhancement recoveries. For other guarantees, this amount primarily represents the notional amount or UPB of our interest rate and market value guarantees and guarantees of third-party derivatives. For certain of our other guarantees, our exposure may be unlimited; however, we generally reduce our exposure through separate derivative contracts with third parties.
(2)For securitization activity guarantees and other mortgage-related guarantees, this amount represents the guarantee obligation on our condensed consolidated balance sheets and excludes our allowance for credit losses on off-balance sheet credit exposures. For other guarantees, this amount represents the fair value of the contract.
The table below shows the payment status of the mortgage loans underlying our guarantees that are not measured at fair value.
Table 4.2 – UPB of Loans Underlying Our Guarantees by Payment Status

	March 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-Family	$37,511	$2,065	$739	$2,176	$42,491
Multifamily	371,424	83	15	265	371,787
Total	$408,935	$2,148	$754	$2,441	$414,278

	December 31, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-Family	$38,964	$2,040	$692	$2,341	$44,037
Multifamily	370,541	47	7	317	370,912
Total	$409,505	$2,087	$699	$2,658	$414,949
(1)Loan-level payment status is not available for certain guarantees totaling $0.3 billion and $0.4 billion as of March 31, 2022 and December 31, 2021, respectively, and therefore is not included in the table above.

Freddie Mac 1Q 2022 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
In 1Q 2022, we adopted accounting guidance that eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, we no longer incorporate the expected credit losses for TDRs we reasonably expect will occur in our estimation of the allowance for credit losses. See Note 3 for more information on the adoption of the new accounting guidance.
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	1Q 2022			1Q 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Beginning balance	$5,440	$78	$5,518	$6,353	$200	$6,553
Provision (benefit) for credit losses	(831)	(6)	(837)	(146)	(50)	(196)
Charge-offs	(173)	—	(173)	(238)	—	(238)
Recoveries collected	52	—	52	46	—	46
Other(1)	361	—	361	115	—	115
Ending balance	$4,849	$72	$4,921	$6,130	$150	$6,280

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$4,358	$31	$4,389	$5,253	$77	$5,330
Advances of pre-foreclosure costs	426	—	426	615	—	615
Accrued interest receivable on mortgage loans	13	—	13	213	—	213
Off-balance sheet credit exposures	52	41	93	49	73	122
Total	$4,849	$72	$4,921	$6,130	$150	$6,280
(1)Primarily includes capitalization of past due interest related to non-accrual loans that receive payment deferral plans and loan modifications.
■ 1Q 2022 vs. 1Q 2021 - Benefit for credit losses increased due to observed house price appreciation and higher forecasted house prices.
In addition, charge-offs decreased year-over-year due to a decrease in charge-offs of accrued interest receivable during 1Q 2022.

Freddie Mac 1Q 2022 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	March 31, 2022	December 31, 2021
Trading securities	$48,859	$49,003
Available-for-sale securities	4,385	4,012
Total fair value of investment securities	$53,244	$53,015
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	March 31, 2022	December 31, 2021
Mortgage-related securities	$12,916	$16,231
Non-mortgage-related securities	35,943	32,772
Total fair value of trading securities	$48,859	$49,003
For trading securities held at March 31, 2022 and 2021, we recorded net unrealized losses of $955 million and $506 million during 1Q 2022 and 1Q 2021, respectively.
Available-for-Sale Securities

The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 6.3 - Available-for-Sale Securities

	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
March 31, 2022	$4,166	$267	($48)	$4,385	$11
December 31, 2021	3,638	376	(2)	4,012	10
The fair value of our available-for-sale securities held at March 31, 2022 scheduled to contractually mature after ten years was $1.4 billion, with $2.1 billion scheduled to contractually mature after five years through ten years.
The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 6.4 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	1Q 2022	1Q 2021
Gross realized gains	$—	$399
Gross realized losses	(1)	(31)
Net realized gains (losses)	($1)	$368
Non-Cash Investing and Financing Activities

During 1Q 2022 and 1Q 2021, we recognized $3.1 billion and $13.3 billion, respectively, of investment securities in exchange for the issuance of debt securities of consolidated trusts through partial sales of commingled single-class resecuritization products that were previously consolidated.
During 1Q 2022, we deconsolidated $1.5 billion of mortgage-related securities and debt securities of consolidated trusts where we were no longer deemed the primary beneficiary.

Freddie Mac 1Q 2022 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Debt
The table below summarizes the balances of total debt per our condensed consolidated balance sheets.
Table 7.1 - Total Debt

(In millions)	March 31, 2022	December 31, 2021
Debt securities of consolidated trusts held by third parties	$2,899,226	$2,803,054
Debt of Freddie Mac:
Short-term debt	3,299	—
Long-term debt	156,600	177,131
Total debt of Freddie Mac	159,899	177,131
Total debt	$3,059,125	$2,980,185
As of March 31, 2022, our aggregate indebtedness pursuant to the Purchase Agreement was $168.2 billion, which was below the current $300.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Debt Securities of Consolidated Trusts Held by Third Parties

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.
Table 7.2 - Debt Securities of Consolidated Trusts Held by Third Parties

	March 31, 2022				December 31, 2021
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family:
30-year or more, fixed-rate	2022 - 2061	$2,267,555	$2,319,796	2.60%	2022 - 2061	$2,178,150	$2,235,903	2.63%
20-year fixed-rate	2022 - 2042	134,641	137,533	2.37	2022 - 2042	129,193	132,410	2.40
15-year fixed-rate	2022 - 2037	383,135	391,370	2.12	2022 - 2037	379,805	388,893	2.14
Adjustable-rate	2022 - 2052	21,347	21,787	2.25	2022 - 2052	21,546	22,038	2.30
Interest-only	2026 - 2051	2,508	2,793	2.43	2026 - 2051	2,702	2,883	2.42
FHA/VA	2023 - 2051	784	799	3.59	2022 - 2051	822	838	3.61
Total Single-Family		2,809,970	2,874,078			2,712,218	2,782,965
Multifamily	2022 - 2052	25,101	25,148	2.24	2022 - 2051	19,838	20,089	2.17
Total debt securities of consolidated trusts held by third parties		$2,835,071	$2,899,226			$2,732,056	$2,803,054
(1)Includes $3.7 billion and $1.1 billion as of March 31, 2022 and December 31, 2021, respectively, of debt securities of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt securities of consolidated trusts held by third parties was 1.91% and 1.71% as of March 31, 2022 and December 31, 2021, respectively.

Freddie Mac 1Q 2022 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Debt of Freddie Mac

The table below summarizes the balances and effective interest rates for debt of Freddie Mac.
Table 7.3 - Total Debt of Freddie Mac

	March 31, 2022			December 31, 2021
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Short-term debt:
Discount notes and Reference Bills	$2,425	$2,424	0.18%	$—	$—	—%
Medium-term notes	875	875	0.43	—	—	—
Securities sold under agreements to repurchase	11,260	11,260	(0.01)	7,333	7,333	(0.10)
Offsetting arrangements(3)	(11,260)	(11,260)		(7,333)	(7,333)
Total short-term debt	3,300	3,299	0.25	—	—	—
Long-term debt:
Original maturities on or before December 31,
2022	32,622	32,636	0.29	48,625	48,641	0.18
2023	38,788	38,753	0.47	38,688	38,644	0.47
2024	13,719	13,703	0.51	13,274	13,257	0.46
2025	36,326	36,016	0.88	35,436	35,108	0.84
2026	4,717	4,715	0.83	4,717	4,715	0.83
Thereafter	31,985	30,350	2.91	31,736	30,052	2.91
STACR and SCR debt(4)	6,719	6,566	4.68	9,139	8,981	4.23
Hedging-related basis adjustments	N/A	(6,139)		N/A	(2,267)
Total long-term debt	164,876	156,600	1.17	181,615	177,131	1.07
Total debt of Freddie Mac(5)	$168,176	$159,899		$181,615	$177,131
(1)Represents par value, net of associated discounts or premiums and issuance cost. Includes $1.3 billion and $1.4 billion at March 31, 2022 and December 31, 2021, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected.
(2)Based on carrying amount.
(3)We offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell on our condensed consolidated balance sheets, when such amounts meet the conditions for offsetting in the accounting guidance.
(4)Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrower at any time, generally without penalty.
(5)Carrying amount for debt of Freddie Mac includes callable debt of $70.1 billion and $68.5 billion at March 31, 2022 and December 31, 2021, respectively.

Freddie Mac 1Q 2022 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	March 31, 2022			December 31, 2021
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$548,462	$1,122	($474)	$561,393	$1,748	($3,319)
Written options	30,543	—	(1,802)	34,861	—	(1,597)
Purchased options(1)	124,985	4,246	—	137,873	3,585	—
Futures	146,372	—	—	126,528	—	—
Total interest-rate management derivatives	850,362	5,368	(2,276)	860,655	5,333	(4,916)
Mortgage commitment derivatives:
Forward contracts to purchase mortgage loans	5,919	13	(55)	7,582	15	(5)
Forward contracts to purchase mortgage-related securities	25,159	30	(191)	16,605	26	(8)
Forward contracts to sell mortgage-related securities	53,871	669	(77)	59,469	38	(73)
Total mortgage commitment derivatives	84,949	712	(323)	83,656	79	(86)
CRT-related derivatives	36,612	25	(58)	33,351	15	(37)
Other	6,073	3	(69)	4,335	2	(21)
Total derivatives not designated as hedges	977,996	6,108	(2,726)	981,997	5,429	(5,060)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	164,235	32	(6,098)	154,819	37	(2,689)
Total derivatives designated as fair value hedges	164,235	32	(6,098)	154,819	37	(2,689)
Derivative interest receivable (payable)(2)		509	(578)		360	(413)
Netting adjustments(3)		(5,272)	8,753		(5,366)	7,880
Total derivative portfolio, net	$1,142,231	$1,377	($649)	$1,136,816	$460	($282)
(1)Includes swaptions on credit indices with a notional or contractual amount of $9.7 billion and $9.4 billion at March 31, 2022 and December 31, 2021, respectively, and a fair value of $2.0 million and $1.0 million at March 31, 2022 and December 31, 2021, respectively.
(2)Includes other derivative receivables and payables.
(3)Represents counterparty netting and cash collateral netting.
See Note 9 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac 1Q 2022 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our condensed consolidated statements of operations and comprehensive income (loss) as investment gains (losses), net.
Table 8.2 - Gains and Losses on Derivatives

(In millions)	1Q 2022	1Q 2021
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$628	$615
Written options	(364)	(461)
Purchased options	653	(48)
Futures	868	286
Total interest-rate risk management derivatives fair value gains (losses)	1,785	392
Mortgage commitment derivatives	1,839	1,476
CRT-related derivatives	(16)	(42)
Other	(11)	(3)
Total derivatives not designated as hedges fair value gains (losses)	3,597	1,823
Accrual of periodic cash settlements on swaps(1)	(174)	(452)
Total	$3,423	$1,371
(1)Includes interest on variation margin on cleared interest-rate swaps.
Fair Value Hedges

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of operations and comprehensive income (loss) line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.3 - Gains and Losses on Fair Value Hedges

	1Q 2022		1Q 2021
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of operations and comprehensive income in which the effects of fair value hedges are recorded:	$17,740	($13,636)	$13,902	($10,263)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(2,627)	—	(1,523)	—
Derivatives designated as hedging instruments	2,055	—	1,534	—
Interest accruals on hedging instruments	(267)	—	(114)	—
Discontinued hedge-related basis adjustments amortization	(124)	—	(781)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	3,861	—	2,114
Derivatives designated as hedging instruments	—	(3,896)	—	(2,188)
Interest accruals on hedging instruments	—	144	—	255
Discontinued hedge-related basis adjustments amortization	—	10	—	5

Freddie Mac 1Q 2022 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	March 31, 2022
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related
Mortgage loans held-for-investment	$941,968	$23	$—	$23
Debt	(112,961)	6,139	—	(19)

	December 31, 2021
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related
Mortgage loans held-for-investment	$855,173	$2,774	$—	$2,774
Debt	(124,235)	2,267	—	(30)

Freddie Mac 1Q 2022 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements and Offsetting Arrangements
Offsetting of Financial Assets and Liabilities

The table below presents offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements.
Table 9.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	March 31, 2022
	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets		Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$5,741	($4,603)	($678)	$460	($377)	$83
Cleared and exchange-traded derivatives	168	(40)	49	177	—	177
Mortgage commitment derivatives	712	—	—	712	—	712
Other	28	—	—	28	—	28
Total derivatives	6,649	(4,643)	(629)	1,377	(377)	1,000
Securities purchased under agreements to resell	80,877	(11,260)	—	69,617	(69,617)	—
Total	$87,526	($15,903)	($629)	$70,994	($69,994)	$1,000
Liabilities:
Derivatives:
OTC derivatives	($8,810)	$4,603	$4,099	($108)	$12	($96)
Cleared and exchange-traded derivatives	(142)	40	11	(91)	92	1
Mortgage commitment derivatives	(323)	—	—	(323)	—	(323)
Other	(127)	—	—	(127)	—	(127)
Total derivatives	(9,402)	4,643	4,110	(649)	104	(545)
Securities sold under agreements to repurchase	(11,260)	11,260	—	—	—	—
Total	($20,662)	$15,903	$4,110	($649)	$104	($545)
Referenced footnotes are included after the next table.

Freddie Mac 1Q 2022 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

	December 31, 2021
	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets		Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$5,670	($4,437)	($963)	$270	($250)	$20
Cleared and exchange-traded derivatives	60	(4)	38	94	—	94
Mortgage commitment derivatives	79	—	—	79	—	79
Other	17	—	—	17	—	17
Total derivatives	5,826	(4,441)	(925)	460	(250)	210
Securities purchased under agreements to resell	78,536	(7,333)	—	71,203	(71,203)	—
Total	$84,362	($11,774)	($925)	$71,663	($71,453)	$210
Liabilities:
Derivatives:
OTC derivatives	($7,979)	$4,437	$3,417	($125)	$—	($125)
Cleared and exchange-traded derivatives	(39)	4	22	(13)	13	—
Mortgage commitment derivatives	(86)	—	—	(86)	—	(86)
Other	(58)	—	—	(58)	—	(58)
Total derivatives	(8,162)	4,441	3,439	(282)	13	(269)
Securities sold under agreements to repurchase	(7,333)	7,333	—	—	—	—
Total	($15,495)	$11,774	$3,439	($282)	$13	($269)
(1)Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.
(2)Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets.
Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. We had $1.1 billion and $1.2 billion pledged to us as collateral that was invested as part of our other investments portfolio as of March 31, 2022 and December 31, 2021, respectively.
We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At March 31, 2022 and December 31, 2021, we had $34.5 billion and $32.7 billion, respectively, of securities pledged to us in these transactions. In addition, as of March 31, 2022 and December 31, 2021, we had $0.9 billion and $0.8 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge. At March 31, 2022, we repledged collateral with fair value of $1.0 billion.
Collateral Pledged by Freddie Mac
For cash collateral related to commitments and securities purchased under agreements to resell transactions primarily with central clearing organizations, we posted less than $0.1 billion as of March 31, 2022 and December 31, 2021.

Freddie Mac 1Q 2022 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 9.2 - Collateral in the Form of Securities Pledged

	March 31, 2022
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Cash equivalents(2)	$—	$1,250	$—	$1,250
Trading securities	1,659	9,076	692	11,427
Total securities pledged	$1,659	$10,326	$692	$12,677

	December 31, 2021
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Debt securities of consolidated trusts(3)	$—	$—	$161	$161
Trading securities	1,542	7,333	1,115	9,990
Total securities pledged	$1,542	$7,333	$1,276	$10,151
(1)Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
(2)Represents U.S. Treasury securities accounted for as cash equivalents.
(3)Represents debt securities of consolidated trusts held by us in our mortgage-related investments portfolio which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our condensed consolidated balance sheets.
The table below summarizes the underlying collateral pledged and the remaining contractual maturity of our gross obligations under securities sold under agreements to repurchase.
Table 9.3 - Underlying Collateral Pledged

	March 31, 2022
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
U.S. Treasury securities and other	$1,608	$1,650	$7,068	$—	$10,326

Freddie Mac 1Q 2022 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of operations and comprehensive income (loss).
Table 10.1 - Components of Net Interest Income

(In millions)	1Q 2022	1Q 2021
Interest income
Mortgage loans	$17,310	$13,255
Investment securities	384	610
Other	46	37
Total interest income	17,740	13,902
Interest expense
Debt securities of consolidated trusts held by third parties	(13,249)	(9,756)
Debt of Freddie Mac:
Short-term debt	—	(2)
Long-term debt	(387)	(505)
Total interest expense	(13,636)	(10,263)
Net interest income	4,104	3,639
Benefit (provision) for credit losses	837	196
Net interest income after benefit (provision) for credit losses	$4,941	$3,835

Freddie Mac 1Q 2022 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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
The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	1Q 2022			1Q 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income	$3,806	$298	$4,104	$3,308	$331	$3,639
Non-interest income (loss)
Guarantee income	30	40	70	89	159	248
Investment gains (losses), net	1,252	261	1,513	300	908	1,208
Other income (loss)	126	33	159	152	26	178
Non-interest income (loss)	1,408	334	1,742	541	1,093	1,634
Net revenues	5,214	632	5,846	3,849	1,424	5,273
Benefit (provision) for credit losses	831	6	837	146	50	196
Non-interest expense	(1,778)	(154)	(1,932)	(1,809)	(179)	(1,988)
Income (loss) before income tax (expense) benefit	4,267	484	4,751	2,186	1,295	3,481
Income tax (expense) benefit	(856)	(97)	(953)	(448)	(266)	(714)
Net income (loss)	3,411	387	3,798	1,738	1,029	2,767
Other comprehensive income (loss), net of taxes and reclassification adjustments	(12)	(108)	(120)	(328)	(61)	(389)
Comprehensive income (loss)	$3,399	$279	$3,678	$1,410	$968	$2,378

Freddie Mac 1Q 2022 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

We measure total assets for our reportable segments based on the mortgage portfolio for each segment. We operate our business in the U.S. and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the U.S. and its territories.
The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	March 31, 2022	December 31, 2021
Single-Family	$2,884,401	$2,792,224
Multifamily	415,268	414,663
Total segment assets	3,299,669	3,206,887
Reconciling items(1)	(190,815)	(181,301)
Total assets per condensed consolidated balance sheets	$3,108,854	$3,025,586

(1)Reconciling items include assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 1Q 2022 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 3, Note 4, and Note 5 for more information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio(1)

	March 31, 2022			December 31, 2021
(Dollars in billions)	Portfolio UPB(2)	% of Portfolio	SDQ Rate	Portfolio UPB(2)	% of Portfolio	SDQ Rate
Region:(3)
West	$888	31%	0.71%	$859	31%	0.92%
Northeast	679	23	1.14	660	24	1.37
North Central	425	15	0.83	416	15	0.98
Southeast	481	17	0.98	461	16	1.21
Southwest	411	14	0.92	396	14	1.14
Total	$2,884	100%	0.92	$2,792	100%	1.12
State:
California	$513	18%	0.75	$498	18%	0.99
Texas	185	6	0.97	177	6	1.23
Florida	177	6	1.04	169	6	1.36
New York	125	4	1.71	121	4	2.07
Illinois	111	4	1.18	109	4	1.44
All other	1,773	62	0.86	1,718	62	1.03
Total	$2,884	100%	0.92	$2,792	100%	1.12
(1)Credit losses amounts related to our Single-Family mortgage portfolio were insignificant during both 1Q 2022 and 1Q 2021.
(2)Excludes $422 million and $439 million in UPB of loans underlying certain securitization products for which data was not available as of March 31, 2022 and December 31, 2021, respectively.
(3)Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

Freddie Mac 1Q 2022 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

NOTE 13
Fair Value Disclosures
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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2022
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$3,197	$1,188	$—	$4,385
Trading:
Mortgage-related securities	—	9,751	3,165	—	12,916
Non-mortgage-related securities	35,171	772	—	—	35,943
Total trading securities	35,171	10,523	3,165	—	48,859
Total investments in securities	35,171	13,720	4,353	—	53,244
Mortgage loans held-for-sale	—	8,101	—	—	8,101
Other assets:
Guarantee assets	—	—	5,696	—	5,696
Derivative assets, net	20	6,104	16	—	6,140
Netting adjustments(1)	—	—	—	(4,763)	(4,763)
Total derivative assets, net	20	6,104	16	(4,763)	1,377
Other assets	—	19	98	—	117
Total other assets	20	6,123	5,810	(4,763)	7,190
Total assets carried at fair value on a recurring basis	$35,191	$27,944	$10,163	($4,763)	$68,535
Liabilities:
Debt:
Debt securities of consolidated trusts held by third parties	$—	$3,436	$293	$—	$3,729
Debt of Freddie Mac	—	1,200	109	—	1,309
Total debt	—	4,636	402	—	5,038
Other liabilities:
Derivative liabilities, net	—	8,777	47	—	8,824
Netting adjustments(1)	—	—	—	(8,175)	(8,175)
Total derivative liabilities, net	—	8,777	47	(8,175)	649
Other liabilities	—	73	—	—	73
Total other liabilities	—	8,850	47	(8,175)	722
Total liabilities carried at fair value on a recurring basis	$—	$13,486	$449	($8,175)	$5,760
Referenced footnote is included after the prior period table.

Freddie Mac 1Q 2022 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$2,726	$1,286	$—	$4,012
Trading:
Mortgage-related securities:	—	12,845	3,386	—	16,231
Non-mortgage-related securities	31,780	992	—	—	32,772
Total trading securities	31,780	13,837	3,386	—	49,003
Total investments in securities	31,780	16,563	4,672	—	53,015
Mortgage loans held-for-sale	—	10,498	—	—	10,498
Other assets:
Guarantee assets	—	—	5,919	—	5,919
Derivative assets, net	33	5,416	17	—	5,466
Netting adjustments(1)	—	—	—	(5,006)	(5,006)
Total derivative assets, net	33	5,416	17	(5,006)	460
Other assets	—	131	84	—	215
Total other assets	33	5,547	6,020	(5,006)	6,594
Total assets carried at fair value on a recurring basis	$31,813	$32,608	$10,692	($5,006)	$70,107
Liabilities:
Debt:
Debt securities of consolidated trusts held by third parties	$—	$910	$184	$—	$1,094
Debt of Freddie Mac	—	1,274	110	—	1,384
Total debt	—	2,184	294	—	2,478
Other liabilities:
Derivative liabilities, net	—	7,726	23	—	7,749
Netting adjustments(1)	—	—	—	(7,467)	(7,467)
Total derivative liabilities, net	—	7,726	23	(7,467)	282
Other liabilities	—	4	1	—	5
Total other liabilities	—	7,730	24	(7,467)	287
Total liabilities carried at fair value on a recurring basis	$—	$9,914	$318	($7,467)	$2,765
(1)     Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

Freddie Mac 1Q 2022 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Level 3 Fair Value Measurements

The table below presents a reconciliation of all assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3), including transfers into and out of Level 3. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized on our condensed consolidated statements of operations and comprehensive income (loss) for Level 3 assets and liabilities.
Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	1Q 2022
	Balance, January 1, 2022	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2022	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2022(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2022
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,286	($1)	($36)	$—	$—	$—	($91)	$30	$—	$1,188	($1)	($29)
Trading	3,386	(426)	—	243	—	—	(18)	—	(20)	3,165	(256)	—
Total Investment securities	4,672	(427)	(36)	243	—	—	(109)	30	(20)	4,353	(257)	(29)
Other assets:
Guarantee assets	5,919	(316)	—	—	333	—	(240)	—	—	5,696	(316)	—
Other assets	101	16	—	(4)	3	—	(2)	—	—	114	16	—
Total other assets	6,020	(300)	—	(4)	336	—	(242)	—	—	5,810	(300)	—
Total assets	10,692	(727)	(36)	239	336	—	(351)	30	(20)	10,163	(557)	(29)

	Balance, January 1, 2022	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2022	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2022(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2022
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt	$294	$23	$—	$—	$86	$—	($1)	$—	$—	$402	$33	$—
Other liabilities	24	24	—	—	—	—	(1)	—	—	47	24	—
Total liabilities	$318	$47	$—	$—	$86	$—	($2)	$—	$—	$449	$57	$—
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2022 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	1Q 2021
	Balance, January 1, 2021	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2021	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2021(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2021
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,588	$6	($6)	$432	$—	($130)	($54)	$—	$—	$1,836	$6	($4)
Trading	3,259	(174)	—	445	—	(269)	(19)	—	(180)	3,062	(183)	—
Total investments in securities	4,847	(168)	(6)	877	—	(399)	(73)	—	(180)	4,898	(177)	(4)
Other assets:
Guarantee assets	5,509	(86)	—	—	488	—	(223)	—	—	5,688	(86)	—
Other assets	171	(23)	—	(4)	6	—	(5)	—	—	145	(22)	—
Total other assets	5,680	(109)	—	(4)	494	—	(228)	—	—	5,833	(108)	—
Total assets	10,527	(277)	(6)	873	494	(399)	(301)	—	(180)	10,731	(285)	(4)

	Balance, January 1, 2021	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2021	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2021(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2021
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt	$323	$6	$—	$—	$54	$—	($3)	$—	$—	$380	$6	$—
Other liabilities	19	14	—	2	2	—	(3)	—	—	34	12	—
Total liabilities	$342	$20	$—	$2	$56	$—	($6)	$—	$—	$414	$18	$—

(1)Transfers out of Level 3 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain agency securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at March 31, 2022 and March 31, 2021, respectively.

Freddie Mac 1Q 2022 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	March 31, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	777	Median of external sources	External pricing sources	$68.4 - $76.3	$71.6
	411	Other
Trading	2,730	Single external source	External pricing sources	$0.0 - $6,773.1	$341.3
	435	Other
Guarantee assets	5,322	Discounted cash flows	OAS	17 - 186 bps	45 bps
	374	Other
Insignificant Level 3 assets(2)	114
Total level 3 assets	$10,163
Liabilities
Insignificant Level 3 liabilities(2)	449
Total level 3 liabilities	$449
Referenced footnotes are included after the prior period table.

	December 31, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$839	Median of external sources	External pricing sources	$72.8 - $83.7	$77.0
	446	Other
Trading	2,846	Single external source	External pricing sources	$0.0 - $7,343.1	$396.7
	541	Other
Guarantee assets	5,531	Discounted cash flows	OAS	17 - 186 bps	45 bps
	388	Other
Insignificant Level 3 assets(2)	101
Total level 3 assets	$10,692
Liabilities(2)
Insignificant Level 3 liabilities(2)	318
Total level 3 liabilities	$318
(1)     Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
(2) Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

Freddie Mac 1Q 2022 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Assets Measured at Fair Value on a Non-Recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These adjustments usually result from the application of lower-of-cost-or-fair-value accounting or measurement of impairment based on the fair value of the underlying collateral. Certain of the fair values in the tables below were not obtained as of period end, but were obtained during the period.
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	March 31, 2022				December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$12	$1,670	$1,682	$—	$12	$797	$809
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
Table 13.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	March 31, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$1,568	Median of external sources	External pricing sources	$87.4 - $104.2	$94.0
	102	Other
Total	$1,670

	December 31, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$625	Median of external sources	External pricing sources	$61.9 - $107.1	$97.3
	172	Other
Total	$797
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 1Q 2022 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.6 - Fair Value of Financial Instruments

		March 31, 2022
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$10,526	$10,526	$—	$—	$—	$10,526
Securities purchased under agreements to resell	Amortized cost	69,617	—	80,877	—	(11,260)	69,617
Investment securities:
Available-for-sale	FV - OCI	4,385	—	3,197	1,188	—	4,385
Trading	FV - NI	48,859	35,171	10,523	3,165	—	48,859
Total investment securities		53,244	35,171	13,720	4,353	—	53,244
Mortgage loans:
Loans held by consolidated trusts		2,877,320	—	2,514,071	213,757	—	2,727,828
Loans held by Freddie Mac		55,609	—	26,310	29,299	—	55,609
Total mortgage loans	Various(3)	2,932,929	—	2,540,381	243,056	—	2,783,437
Guarantee assets	FV - NI	5,696	—	—	5,700	—	5,700
Derivative assets, net	FV - NI	1,377	20	6,104	16	(4,763)	1,377
Non-derivative purchase and other commitments	FV - NI	19	—	72	—	—	72
Advances to lenders	Amortized cost	5,753	—	—	5,753	—	5,753
Secured lending	Amortized cost	1,025	—	1,024	1	—	1,025
Total financial assets		$3,080,186	$45,717	$2,642,178	$258,879	($16,023)	$2,930,751
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$2,899,226	$—	$2,733,502	$748	$—	$2,734,250
Debt of Freddie Mac		159,899	—	170,888	3,637	(11,260)	163,265
Total debt	Various(4)	3,059,125	—	2,904,390	4,385	(11,260)	2,897,515
Guarantee obligations	Amortized cost	5,742	—	—	6,295	—	6,295
Derivative liabilities, net	FV - NI	649	—	8,777	47	(8,175)	649
Non-derivative purchase and other commitments	FV - NI	86	—	73	324	—	397
Total financial liabilities		$3,065,602	$—	$2,913,240	$11,051	($19,435)	$2,904,856
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.
(3)As of March 31, 2022, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $2.9 trillion, $8.9 billion, and $8.1 billion, respectively.
(4)As of March 31, 2022, the GAAP carrying amounts measured at amortized cost and FV - NI were $3.1 trillion and $5.0 billion, respectively.

Freddie Mac 1Q 2022 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2021
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$10,150	$10,150	$—	$—	$—	$10,150
Securities purchased under agreements to resell	Amortized cost	71,203	—	78,536	—	(7,333)	71,203
Investment securities:
Available-for-sale	FV - OCI	4,012	—	2,726	1,286	—	4,012
Trading	FV - NI	49,003	31,780	13,837	3,386	—	49,003
Total investment securities		53,015	31,780	16,563	4,672	—	53,015
Mortgage loans:
Loans held by consolidated trusts		2,784,626	—	2,563,588	238,133	—	2,801,721
Loans held by Freddie Mac		63,483	—	35,856	29,803	—	65,659
Total mortgage loans	Various(3)	2,848,109	—	2,599,444	267,936	—	2,867,380
Guarantee assets	FV - NI	5,919	—	—	5,923	—	5,923
Derivative assets, net	FV - NI	460	33	5,416	17	(5,006)	460
Non-derivative purchase and other commitments	FV - NI	131	—	217	—	—	217
Advances to lenders	Amortized cost	4,932	—	—	4,932	—	4,932
Secured lending	Amortized cost	1,263	—	1,187	76	—	1,263
Total financial assets		$2,995,182	$41,963	$2,701,363	$283,556	($12,339)	$3,014,543
Financial Liabilities
Debt:
Debt securities of consolidated trusts held by third parties		$2,803,054	$—	$2,803,030	$656	$—	$2,803,686
Debt of Freddie Mac		177,131	—	185,793	3,957	(7,333)	182,417
Total debt	Various(4)	2,980,185	—	2,988,823	4,613	(7,333)	2,986,103
Guarantee obligations	Amortized cost	5,716	—	—	6,240	—	6,240
Derivative liabilities, net	FV - NI	282	—	7,726	23	(7,467)	282
Non-derivative purchase and other commitments	FV - NI	13	—	4	101	—	105
Total financial liabilities		$2,986,196	$—	$2,996,553	$10,977	($14,800)	$2,992,730
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.
(3)As of December 31, 2021, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $2.8 trillion, $9.3 billion, and $10.5 billion, respectively.
(4)As of December 31, 2021, the GAAP carrying amounts measured at amortized cost and FV - NI were $3.0 trillion and $2.5 billion, respectively.
Fair Value Option

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and debt.
The table below presents the fair value and UPB related to certain loans and debt for which we have elected the fair value option. This table does not include interest-only securities related to debt securities of consolidated trusts and debt of Freddie Mac held by third parties with a fair value of $404 million and $268 million and multifamily held-for-sale loan purchase commitments with a net fair value of ($54) million and $127 million, as of March 31, 2022 and December 31, 2021, respectively.

Freddie Mac 1Q 2022 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Table 13.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected

	March 31, 2022			December 31, 2021
(In millions)	Multifamily Held-For-Sale Loans	Debt of Freddie Mac	Debt Securities of Consolidated Trusts Held by Third Parties	Multifamily Held-For-Sale Loans	Debt of Freddie Mac	Debt Securities of Consolidated Trusts Held by Third Parties
Fair value	$8,101	$1,150	$3,483	$10,498	$1,252	$958
UPB	8,409	1,133	3,668	10,224	1,220	958
Difference	($308)	$17	($185)	$274	$32	$—
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in investment gains (losses), net, on our condensed consolidated statements of operations and comprehensive income (loss), related to items for which we have elected the fair value option.
Table 13.8 - Changes in Fair Value Under the Fair Value Option Election

	1Q 2022	1Q 2021
(In millions)	Gains (Losses)
Multifamily held-for-sale loans	($676)	($451)
Multifamily held-for-sale loan purchase commitments	(36)	195
Debt of Freddie Mac	(11)	8
Debt securities of consolidated trusts held by third parties	72	(4)
Changes in fair value attributable to instrument-specific credit risk were not material for 1Q 2022 and 1Q 2021 for assets or liabilities for which we elected the fair value option.

Freddie Mac 1Q 2022 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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

Freddie Mac 1Q 2022 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
In December 2021, in a related case, the Second Circuit reversed the District Court’s December 2016 ruling with respect to certain personal jurisdiction issues. While Freddie Mac was not a party to that appeal, this ruling may apply to Freddie Mac’s claims.
In January 2022, in a related case, the Second Circuit reversed the District Court’s dismissal of certain class plaintiffs’ state law fraud claims on personal jurisdiction and statutes of limitations grounds. While Freddie Mac was not a party to that appeal, this ruling may apply to Freddie Mac’s claims.
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
Litigation in the U.S. District Court for the District of Columbia

In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations. This is a consolidated class action lawsuit filed by private individual and institutional investors (collectively, “Class Plaintiffs”) against FHFA, Fannie Mae, and Freddie Mac.
Fairholme Funds, Inc., et al. v. FHFA, et al. This is an individual plaintiffs’ lawsuit filed by certain institutional investors (“Individual Plaintiffs”) against FHFA and its Director, Treasury, Fannie Mae, and Freddie Mac.
Plaintiffs in each of the District of Columbia lawsuits filed an amended complaint on November 1, 2017 alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duties, and violation of Delaware and Virginia corporate law. Additionally, the Class Plaintiffs brought derivative claims against FHFA for breach of fiduciary duties and the Individual Plaintiffs brought claims under the Administrative Procedure Act. Both sets of claims are generally based on allegations that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the shareholders’ rights, including the rights to receive dividends and a liquidation preference. Class Plaintiffs and Individual Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees.
On January 10, 2018, FHFA and its Director, Fannie Mae, and Freddie Mac moved to dismiss the amended complaints. On September 28, 2018, the District Court dismissed all of the claims except those for breach of the implied covenant of good faith and fair dealing. On December 7, 2021, the District Court certified three classes in the In Re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations based on share type, including a "Freddie Preferred Class" for holders of Freddie Mac junior preferred stock and a "Freddie Common Class" for holders of Freddie Mac common stock. To be included in one of these classes, shareholders must have held their shares as of December 7, 2021 or acquired their shares after December 7, 2021 and before any final judgment is entered or settlement is reached in the lawsuit. The parties filed motions for summary judgment on March 21, 2022 in both the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations and the Fairholme Funds lawsuit. Trial in both cases is currently scheduled to begin on July 11, 2022.

Freddie Mac 1Q 2022 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Litigation in the U.S. Court of Federal Claims

Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac as a "nominal" defendant, on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government's alleged taking of its property, attorneys' fees, costs, and other expenses. On March 8, 2018, the plaintiffs filed an amended complaint under seal, with a redacted copy filed on November 14, 2018. The United States filed a motion to dismiss on August 1, 2018 and an amended motion to dismiss on October 1, 2018. The Court denied the United States' motion to dismiss on May 8, 2020 and granted plaintiffs' motion to certify the decisions for interlocutory appeal on June 11, 2020. The Federal Circuit denied the petition for interlocutory appeal on August 21, 2020. These proceedings are stayed pending final resolution of the Fairholme Funds appeals discussed below.
Fairholme Funds, Inc., et al. vs. the United States of America, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. This case was originally filed on July 9, 2013 against the United States of America. On March 8, 2018, plaintiffs filed an amended complaint under seal. A redacted public version was filed on May 11, 2018 and adds Freddie Mac and Fannie Mae as nominal defendants. The amended complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking or exaction of private property for public use without just compensation, and that by enacting the net worth sweep, the government breached the fiduciary duty it owed to Freddie Mac and Fannie Mae, and implied-in-fact contracts between the United States on the one hand and Freddie Mac and Fannie Mae on the other. The plaintiffs ask that plaintiffs, Freddie Mac, and Fannie Mae be awarded (1) just compensation for the government's alleged taking or exaction of their property, (2) damages for the government's breach of fiduciary duties, and (3) damages for the government's breach of the alleged implied-in-fact contracts. In addition, plaintiffs seek pre- and post-judgment interest, attorneys' fees, costs, and other expenses. The United States filed a motion to dismiss on August 1, 2018 and an amended motion to dismiss on October 1, 2018. On December 6, 2019, the Court dismissed the claims plaintiffs labeled as direct claims and denied defendant's motion to dismiss with respect to the claims plaintiffs labeled as derivative. Accordingly, derivative takings, exaction, breach of fiduciary duty, and breach of implied-in-fact contract claims remained. By order dated March 9, 2020, the Court granted unopposed motions by plaintiffs and defendant to certify the December 6 opinion for interlocutory review, modified its December 6 opinion to include the language necessary for an interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit, and stayed further proceedings in the case pending the completion of the interlocutory appeal process. The Federal Circuit granted the petition for interlocutory appeal and, on February 22, 2022, held that all of the plaintiffs' claims should be dismissed.
Perry Capital LLC vs. the United States of America, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac and Fannie Mae as "nominal" defendants, on August 15, 2018. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation or an illegal exaction in violation of the Fifth Amendment, and that by enacting the net worth sweep, the government breached the fiduciary duty it owed to Freddie Mac and Fannie Mae, and implied-in-fact contracts between the United States on the one hand and Freddie Mac and Fannie Mae on the other. The plaintiff asks that it, Freddie Mac, and Fannie Mae be awarded just compensation for the government's alleged taking of their property or damages for the illegal exaction; damages for the government's breach of fiduciary duties; and damages for the government's breach of the alleged implied-in-fact contracts. These proceedings are stayed pending final resolution of the Fairholme Funds appeals discussed in the paragraph immediately above.
At present, it is not possible for us to predict the probable outcome of the lawsuits discussed above in the U.S. District Courts and the U.S. Court of Federal Claims (including the resolution of any appeals) or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matters due to a number of factors, including the inherent uncertainty of pre-trial litigation. In addition, with respect to the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case, the plaintiffs have not demanded a stated amount of damages they believe are due.

Freddie Mac 1Q 2022 Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Regulatory Capital
ERCF

The GSE Act specifies certain capital requirements for us and authorizes FHFA to establish other capital requirements as well as to increase our minimum capital levels or to establish additional capital and reserve requirements for particular purposes. In October 2008, FHFA suspended capital classification of us during conservatorship, in light of the Purchase Agreement. In 1Q 2022, FHFA rescinded its prior instruction that we continue to provide quarterly submissions to FHFA on minimum capital.
FHFA has established the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae. Our current capital levels are significantly below the levels that would be required under the ERCF. The ERCF has a transition period for compliance, and we are not required to comply with the regulatory capital requirements or the buffer requirements while in conservatorship. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a transition order, and the compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. Pursuant to the final rule, we are required to comply with the regulatory capital reporting requirements under the ERCF in 2022, with our initial quarterly capital report due by May 30, 2022.
The ERCF establishes risk-based and leverage capital requirements and includes supplemental capital requirements relating to the amount and form of the capital we hold, based largely on definitions of capital used in U.S. banking regulators' regulatory capital framework. The ERCF capital requirements contain both statutory capital elements (total capital and core capital) and regulatory capital elements (CET1 capital, Tier 1 capital, and adjusted total capital). The ERCF also includes a requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress and then rebuilt over time as economic conditions improve. If we fall below the prescribed buffer amounts, we must restrict capital distributions such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored.
Risk-Based Capital Requirements
Under the ERCF risk-based capital requirements, we must maintain our CET1 capital, Tier 1 capital, and adjusted total capital ratios equal to at least 4.5%, 6%, and 8%, respectively, of risk-weighted assets. We must also maintain statutory total capital equal to at least 8% of risk-weighted assets. To avoid limits on capital distributions and discretionary bonus payments, we also must maintain CET1 capital that exceeds the risk-based capital requirements by at least the amount of the prescribed capital conservation buffer amount (PCCBA).
Leverage Capital Requirements
Under the ERCF leverage capital requirements, we must maintain our Tier 1 capital ratio equal to at least 2.5% of adjusted total assets. We must also maintain our statutory core capital ratio equal to at least 2.5% of adjusted total assets. To avoid limits on capital distributions and discretionary bonus payments, we also must maintain our Tier 1 capital that exceeds the leverage capital requirements by at least the amount of the prescribed leverage buffer amount (PLBA).

Freddie Mac 1Q 2022 Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Capital Metrics
The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			March 31, 2022
Adjusted total assets			$3,610
Risk-weighted assets (standardized approach)			919

	March 31, 2022
(Dollars in billions)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)
Risk-based capital amounts:
Total capital (statutory)(2)	$73	$73	($36)
CET1 capital(3)	41	90	(61)
Tier 1 capital(3)	55	104	(47)
Adjusted total capital(3)	73	122	(47)
Risk-based capital ratios(4):
Total capital (statutory)	8.0%	8.0%	(3.9)%
CET1 capital	4.5	9.8	(6.6)
Tier 1 capital	6.0	11.3	(5.1)
Adjusted total capital	8.0	13.3	(5.1)
Leverage capital amounts:
Core capital (statutory)(5)	$90	$90	($41)
Tier 1 capital(3)	90	101	(47)
Leverage capital ratios(6):
Core capital (statutory)	2.5%	2.5%	(1.1)%
Tier 1 capital	2.5	2.8	(1.3)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)Total capital is equal to core capital plus certain allowances for credit losses.
(3)Regulatory capital amounts exclude senior preferred stock, deferred tax assets arising from temporary differences that exceed 10% of CET1 capital, and certain other items.
(4)As a percentage of risk-weighted assets.
(5)Core capital excludes certain components of GAAP total equity (i.e., AOCI and senior preferred stock) as these items do not meet the statutory definition of core capital.
(6)As a percentage of adjusted total assets.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 1Q 2022 Form 10-Q	93

Other Information
Other Information
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 14.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. For information on these lawsuits, see the Legal Proceedings section in our 2021 Annual Report. Freddie Mac is not a party to any of these lawsuits.
RISK FACTORS
This Form 10-Q should be read together with the Risk Factors section in our 2021 Annual Report, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
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
We provide information on our ESG efforts on our website at freddiemac.com/about/esg.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 1Q 2022 Form 10-Q	94

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
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 1Q 2022
We evaluated the changes in our internal control over financial reporting that occurred during 1Q 2022 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of March 31, 2022 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 1Q 2022 have been prepared in conformity with GAAP.

Freddie Mac 1Q 2022 Form 10-Q	95

Exhibit Index

Exhibit Index

Exhibit	Description*

4.1	Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 10, 2022

10.1	Fourth Amended and Restated Limited Liability Company Agreement of Common Securitizations Solutions, LLC, dated as of January 21, 2021

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac 1Q 2022 Form 10-Q	96

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael J. DeVito
Michael J. DeVito
Chief Executive Officer
(Principal Executive Officer)
Date: April 28, 2022

By:	/s/ Christian M. Lown
Christian M. Lown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: April 28, 2022

Freddie Mac 1Q 2022 Form 10-Q	97

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	47 - 93
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34 - 36
Item 4.	Controls and Procedures	95
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	94
Item 1A.	Risk Factors	94
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94
Item 6.	Exhibits	94
Exhibit Index		96
Signatures		97

Freddie Mac 1Q 2022 Form 10-Q	98