Form 10-Q
period 2022-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2022-07-28
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 12, 2022, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 2Q 2022 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 2Q 2022 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
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
You should read the following MD&A in conjunction with our 2021 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2022 included in Financial Statements.
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

Freddie Mac 2Q 2022 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
■    Net income was $2.5 billion for 2Q 2022, a decrease of 33% year-over-year. The decrease in net income was primarily driven by a $0.3 billion provision for credit losses in 2Q 2022, compared to a $0.7 billion benefit for credit losses in 2Q 2021.
■    Net revenues decreased 8% year-over-year to $5.4 billion, primarily driven by a decline in non-interest income in Multifamily.
■    Net worth was $34.1 billion as of June 30, 2022, up from $31.7 billion as of March 31, 2022 and $22.4 billion as of June 30, 2021. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $104.4 billion on June 30, 2022, and will increase to $106.7 billion on September 30, 2022 based on the increase in net worth in 2Q 2022.
Market Liquidity

                          Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $153 billion in liquidity to the mortgage market in 2Q 2022, which enabled the financing of 617,000 home purchases, refinancings, and rental units.

Freddie Mac 2Q 2022 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
■    Our mortgage portfolio increased 13% year-over-year to $3.3 trillion, driven by a 14% increase in our Single-Family mortgage portfolio and a 4% increase in our Multifamily mortgage portfolio.
●    The growth in our Single-Family mortgage portfolio was primarily driven by an increase in average portfolio loan size and a higher share of the overall market. The increase in the average portfolio loan size was driven by house price appreciation contributing to new business acquisitions having a larger loan size compared to older vintages that continued to run off.
●    The growth in our Multifamily mortgage portfolio was primarily driven by ongoing loan purchase and securitization activity.
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

Freddie Mac 2Q 2022 Form 10-Q	3

Management's Discussion and Analysis	Market Conditions and Economic Indicators

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
■    The unemployment rate fell to 3.6% as of June 2022, down from 5.9% as of June 2021. Employment growth remains strong, with the U.S. economy adding 2.7 million non-farm payroll jobs from December 2021 through June 2022.

Freddie Mac 2Q 2022 Form 10-Q	4

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Single-Family Housing and Mortgage Market Conditions

U.S. Single-Family Home Sales and House Prices

5.5%
3.3%
3.8%
5.1%
3.9%
6,704
6,782
6,958
6,833
5,989
754
715
755
776
612
5,950
6,067
6,203
6,057
5,377
2Q21
3Q21
4Q21
1Q22
2Q22
Sales of existing homes (units in thousands)
Sales of new homes (units in thousands)
Single-family house price growth rate

Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.

U.S. Single-Family Mortgage Originations
(UPB in billions)
Source: Inside Mortgage Finance. 2Q 2022 U.S. single-family mortgage originations data is not yet available.
■    Home sales decreased in 2Q 2022 compared to 2Q 2021 driven by higher mortgage interest rates and continued house price appreciation.
■    Single-family house prices increased 3.9% during 2Q 2022, compared to an increase of 5.5% during 2Q 2021. While house price growth remains above its historical average, the rate of growth has started to moderate, as higher mortgage interest rates impact homebuyer demand.

■    U.S. single-family loan origination volumes decreased to $0.7 trillion in 1Q 2022 from $1.2 trillion in 1Q 2021 as a result of higher mortgage interest rates and increasing house prices.

Freddie Mac 2Q 2022 Form 10-Q	5

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Multifamily Housing and Mortgage Market Conditions

Apartment Vacancy Rates and Change in Effective Rents

8.2%
1.2%
3.0%
2.5%
2.8%
0.8%
5.4%
4.8%
4.8%
4.7%
4.5%
2Q21
3Q21
4Q21
1Q22
2Q22
Apartment vacancy rates
Quarterly change in effective rents
Long-term quarterly effective rent growth rate (2000 - 2Q22)

Source: Reis.
Apartment Completions and Net Absorption
(Units in thousands)
Source: Reis. 2Q 2022 apartment completions and net absorption data are not yet available.
■    Vacancy rates continued to decrease during 2Q 2022. The decrease in vacancy rates was driven by ongoing demand for rental housing as a result of a strong labor market, new household formations, and rising cost of single-family home ownership.
■    Effective rent growth (i.e., the average rent paid by the renter over the term of the lease, adjusted for concessions by the property owner and costs borne by the renter) was positive at the national level and in most major geographic markets in 2Q 2022, increasing a record 17.5% over the past year. However, rent growth rates are expected to moderate during the remainder of 2022 due to an anticipated slowdown in economic growth.

■    While final unit counts for 2Q 2022 are not yet available, we expect net absorptions to have increased and outpaced completions driven by pent-up demand, a strong labor market, new household formations, and rising cost of single-family home ownership.

Freddie Mac 2Q 2022 Form 10-Q	6

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Mortgage Debt Outstanding

Single-Family Mortgage Debt Outstanding
(UPB in billions)
Source: Federal Reserve Financial Accounts of the United States of America. 2Q 2022 U.S. single-family mortgage debt outstanding data is not yet available.
Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Federal Reserve Financial Accounts of the United States of America. 2Q 2022 U.S. multifamily mortgage debt outstanding data is not yet available.
■    U.S. single-family mortgage debt outstanding increased year-over-year, primarily driven by house price appreciation and first-time homebuyers. An increase in U.S. single-family mortgage debt outstanding typically results in the growth of our Single-Family mortgage portfolio.

■    Our share of multifamily mortgage debt outstanding decreased in 1Q 2022 as we accounted for a smaller share of total multifamily mortgage debt origination volume. This reduction in our share of mortgage debt origination volume was driven by significant competition during 1Q 2022.

Freddie Mac 2Q 2022 Form 10-Q	7

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Delinquency Rates

Single-Family Serious Delinquency Rates
Source: National Delinquency Survey from the Mortgage Bankers Association. 2Q 2022 total mortgage market rate is not yet available.

Multifamily Delinquency Rates

1.28%
1.30%
1.41%
1.26%
1.12%
0.28%
0.30%
0.25%
0.22%
0.15%
0.12%
0.08%
0.08%
0.08%
0.07%
0.00%
0.00%
0.00%
2Q21
3Q21
4Q21
1Q22
2Q22
Freddie Mac
Multifamily CMBS market
FDIC insured institutions
ACLI investment bulletin

Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs), American Council of Life Insurers (ACLI). The 2Q 2022 delinquency rates for FDIC insured institutions and ACLI investment bulletin are not yet available.
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
■    Our Multifamily delinquency rate remains low compared to many other market participants.

Freddie Mac 2Q 2022 Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

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
Table 1 - Summary of Consolidated Results of Operations

			Change				Change
(Dollars in millions)	2Q 2022	2Q 2021	$	%	YTD 2022	YTD 2021	$	%
Net interest income	$4,759	$4,767	($8)	—%	$8,863	$8,406	$457	5%
Guarantee income	205	356	(151)	(42)	275	604	(329)	(54)
Investment gains (losses), net	321	636	(315)	(50)	1,834	1,844	(10)	(1)
Other income (loss)	119	107	12	11	278	285	(7)	(2)
Net revenues	5,404	5,866	(462)	(8)	11,250	11,139	111	1
Benefit (provision) for credit losses	(307)	740	(1,047)	(141)	530	936	(406)	(43)
Salaries and employee benefits	(376)	(346)	(30)	(9)	(732)	(690)	(42)	(6)
Credit enhancement expense	(558)	(369)	(189)	(51)	(1,017)	(704)	(313)	(44)
Benefit for (decrease in) credit enhancement recoveries	(1)	(193)	192	99	(18)	(450)	432	96
Legislative assessments expense	(748)	(696)	(52)	(7)	(1,507)	(1,387)	(120)	(9)
Other expense	(337)	(365)	28	8	(678)	(726)	48	7
Non-interest expense	(2,020)	(1,969)	(51)	(3)	(3,952)	(3,957)	5	—
Income (loss) before income tax (expense) benefit	3,077	4,637	(1,560)	(34)	7,828	8,118	(290)	(4)
Income tax (expense) benefit	(624)	(958)	334	35	(1,577)	(1,672)	95	6
Net income (loss)	2,453	3,679	(1,226)	(33)	6,251	6,446	(195)	(3)
Other comprehensive income (loss), net of taxes and reclassification adjustments	(66)	(68)	2	3	(186)	(457)	271	59
Comprehensive income (loss)	$2,387	$3,611	($1,224)	(34)%	$6,065	$5,989	$76	1%

Freddie Mac 2Q 2022 Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations

Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	2Q 2022	2Q 2021	$	%	YTD 2022	YTD 2021	$	%
Guarantee net interest income:
Contractual net interest income(1)	$3,468	$2,669	$799	30%	$6,802	$5,017	$1,785	36%
Deferred fee income	944	1,723	(779)	(45)	1,986	2,774	(788)	(28)
Total guarantee net interest income	4,412	4,392	20	—	8,788	7,791	997	13
Investments net interest income	693	827	(134)	(16)	1,272	1,776	(504)	(28)
Income (expense) from hedge accounting	(346)	(452)	106	23	(1,197)	(1,161)	(36)	(3)
Net interest income	$4,759	$4,767	($8)	—%	$8,863	$8,406	$457	5%
(1)Includes majority of amounts previously presented as net interest income related to the legislated guarantee fees. Prior period amounts have been reclassified to conform to the current period presentation.
Key Drivers:
■    Guarantee net interest income
●    2Q 2022 vs. 2Q 2021 and YTD 2022 vs. YTD 2021 - Increased primarily driven by continued mortgage portfolio growth and higher average portfolio guarantee fee rates, partially offset by lower deferred fee income, which was driven by slower prepayments as a result of higher mortgage interest rates.
■    Investments net interest income
●    2Q 2022 vs. 2Q 2021 and YTD 2022 vs. YTD 2021 - Decreased primarily due to a decline in the size of the mortgage-related investments portfolio.
■    Income (expense) from hedge accounting
●    2Q 2022 vs. 2Q 2021 - Expense decreased primarily due to lower amortization of hedge accounting-related basis adjustments driven by a lower unamortized balance, partially offset by accruals of periodic cash settlements on derivatives in hedging relationships.

Freddie Mac 2Q 2022 Form 10-Q	10

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	2Q 2022			2Q 2021
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$14,628	$16	0.42%	$120,325	$1	—%
Securities purchased under agreements to resell	97,150	186	0.77	29,276	4	0.05
Investment securities	50,655	464	3.66	58,068	617	4.26
Mortgage loans(1)	2,953,930	19,324	2.62	2,568,878	14,590	2.27
Other assets	4,250	18	1.71	5,388	18	1.29
Total interest-earning assets	3,120,613	20,008	2.56	2,781,935	15,230	2.19
Interest-bearing liabilities:
Debt of consolidated trusts	2,903,912	(14,595)	(2.01)	2,479,641	(10,032)	(1.62)
Debt of Freddie Mac	174,018	(654)	(1.50)	255,905	(431)	(0.67)
Total interest-bearing liabilities	3,077,930	(15,249)	(1.98)	2,735,546	(10,463)	(1.53)
Impact of net non-interest-bearing funding	42,683	—	0.03	46,389	—	0.03
Total funding of interest-earning assets	3,120,613	(15,249)	(1.95)	2,781,935	(10,463)	(1.50)
Net interest income/yield		$4,759	0.61%		$4,767	0.69%
(1)Loan fees included in net interest income were $0.4 billion and $0.8 billion during 2Q 2022 and 2Q 2021, respectively.

	YTD 2022			YTD 2021
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$15,230	$19	0.24%	$92,734	$4	0.01%
Securities purchased under agreements to resell	92,913	209	0.45	54,778	21	0.07
Investment securities	50,514	848	3.36	57,374	1,227	4.28
Mortgage loans(1)	2,927,495	36,634	2.50	2,511,102	27,845	2.22
Other assets	4,892	38	1.53	5,495	35	1.28
Total interest-earning assets	3,091,044	37,748	2.44	2,721,483	29,132	2.14
Interest-bearing liabilities:
Debt of consolidated trusts	2,870,198	(27,844)	(1.94)	2,410,850	(19,788)	(1.64)
Debt of Freddie Mac	178,299	(1,041)	(1.17)	265,390	(938)	(0.71)
Total interest-bearing liabilities	3,048,497	(28,885)	(1.89)	2,676,240	(20,726)	(1.55)
Impact of net non-interest-bearing funding	42,547	—	0.03	45,243	—	0.03
Total funding of interest-earning assets	3,091,044	(28,885)	(1.86)	2,721,483	(20,726)	(1.52)
Net interest income/yield		$8,863	0.58%		$8,406	0.62%
(1)Loan fees included in net interest income were $0.9 billion and $1.8 billion during YTD 2022 and YTD 2021, respectively.

Freddie Mac 2Q 2022 Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations

Guarantee Income

The table below presents the components of guarantee income.
Table 4 - Components of Guarantee Income

			Change				Change
(Dollars in millions)	2Q 2022	2Q 2021	$	%	YTD 2022	YTD 2021	$	%
Contractual guarantee fees	$322	$304	$18	6%	$640	$589	$51	9%
Guarantee obligation amortization	306	288	18	6	605	560	45	8
Guarantee asset fair value changes	(423)	(236)	(187)	(79)	(970)	(545)	(425)	(78)
Guarantee income	$205	$356	($151)	(42)%	$275	$604	($329)	(54)%
Key Drivers:
■    2Q 2022 vs. 2Q 2021 and YTD 2022 vs. YTD 2021 - Decreased as continued growth in our Multifamily guarantee portfolio was offset by the impact of higher interest rates on the fair values of our guarantee assets.
Investment Gains (Losses), Net

The table below presents the components of investment gains (losses), net.
Table 5 - Investment Gains (Losses), Net

			Change				Change
(Dollars in millions)	2Q 2022	2Q 2021	$	%	YTD 2022	YTD 2021	$	%
Single-Family	$232	$137	$95	69%	$1,484	$437	$1,047	240%
Multifamily	89	499	(410)	(82)	350	1,407	(1,057)	(75)
Investment gains (losses), net	$321	$636	($315)	(50)%	$1,834	$1,844	($10)	(1)%
Key Drivers:
■    2Q 2022 vs. 2Q 2021 - Decreased primarily driven by lower gains in Multifamily due to lower margins on new loan purchases and securitizations.
■    YTD 2022 vs. YTD 2021 - Decreased primarily driven by lower gains in Multifamily due to spread widening and lower margins on new loan purchases and securitizations. This was offset by higher gains in Single-Family due to mark-to-market gains on commitments to sell guaranteed mortgage-related securities used to economically hedge the securitization pipeline, as spreads on agency mortgage-related securities widened during YTD 2022.
Benefit (Provision) for Credit Losses
The table below presents the components of benefit (provision) for credit losses.
Table 6 - Benefit (Provision) for Credit Losses

			Change				Change
(Dollars in millions)	2Q 2022	2Q 2021	$	%	YTD 2022	YTD 2021	$	%
Single-Family	($298)	$686	($984)	(143)%	$533	$832	($299)	(36)%
Multifamily	(9)	54	(63)	(117)	(3)	104	(107)	(103)
Benefit (provision) for credit losses	($307)	$740	($1,047)	(141)%	$530	$936	($406)	(43)%
Key Drivers:
■    2Q 2022 vs. 2Q 2021 - A provision for credit losses in 2Q 2022, primarily driven by portfolio growth and deterioration in forecasted economic conditions, compared to a benefit for credit losses in 2Q 2021, which was primarily driven by a reserve release due to observed house price appreciation and improving economic conditions.
■    YTD 2022 vs. YTD 2021 - Benefit for credit losses decreased primarily due to portfolio growth and deterioration in forecasted economic conditions.

Freddie Mac 2Q 2022 Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Expense
Credit Enhancement Expense

Key Drivers:
■    2Q 2022 vs. 2Q 2021 and YTD 2022 vs. YTD 2021 - Increased $0.2 billion and $0.3 billion, respectively, due to higher outstanding cumulative volumes of CRT transactions and higher spreads.
Legislative Assessments Expense

Legislative assessments expense relates to two fees: (1) the legislated guarantee fees on single-family loans that we are required to remit to Treasury and (2) the fee imposed on Freddie Mac's total new business purchases that is allocated to the affordable housing funds and remitted to Treasury and HUD. The legislated guarantee fees relate to the 10 basis point increase in guarantee fees implemented at the direction of FHFA pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 as extended by the Infrastructure Investment and Jobs Act. The affordable housing funds allocation relates to the GSE Act requirement to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and pay such amount to certain housing funds. We are prohibited from passing through the costs of the affordable housing funds allocation to the originators of the loans that we purchase.
The table below presents the components of legislative assessments expense.
Table 7 - Components of Legislative Assessments Expense

			Change				Change
(Dollars in millions)	2Q 2022	2Q 2021	$	%	YTD 2022	YTD 2021	$	%
Legislated guarantee fees expense	($684)	($570)	($114)	(20)%	($1,350)	($1,104)	($246)	(22)%
Affordable housing funds allocation	(64)	(126)	62	49	(157)	(283)	126	45
Legislative assessments expense	($748)	($696)	($52)	(7)%	($1,507)	($1,387)	($120)	(9)%
Key Drivers:
■    2Q 2022 vs. 2Q 2021 and YTD 2022 vs. YTD 2021 - Increased primarily due to higher legislated guarantee fees expense due to growth in our Single-Family mortgage portfolio, partially offset by lower affordable housing funds allocation primarily due to lower Single-Family new business activity.

Freddie Mac 2Q 2022 Form 10-Q	13

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 8 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	June 30, 2022	December 31, 2021	$	%
Assets:
Cash and cash equivalents	$5,257	$10,150	($4,893)	(48)%
Securities purchased under agreements to resell	86,496	71,203	15,293	21
Subtotal	91,753	81,353	10,400	13
Investment securities, at fair value	48,937	53,015	(4,078)	(8)
Mortgage loans, net	2,966,864	2,848,109	118,755	4
Accrued interest receivable, net	7,871	7,474	397	5
Deferred tax assets, net	5,552	6,214	(662)	(11)
Other assets	24,604	29,421	(4,817)	(16)
Total assets	$3,145,581	$3,025,586	$119,995	4%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,594	$6,268	$326	5%
Debt	3,093,178	2,980,185	112,993	4
Other liabilities	11,711	11,100	611	6
Total liabilities	3,111,483	2,997,553	113,930	4
Total equity	34,098	28,033	6,065	22
Total liabilities and equity	$3,145,581	$3,025,586	$119,995	4%
Key Drivers:
As of June 30, 2022 compared to December 31, 2021:
■    Cash and cash equivalents and securities purchased under agreements to resell increased on a combined basis primarily due to sales of mortgage-related and Treasury securities and cash window funding volume that was lower than forecasted, partially offset by a decrease in trust cash driven by lower loan prepayments.
■    Mortgage loans, net and debt increased primarily due to the increase in the size of the Single-Family mortgage portfolio.
■    Other assets decreased primarily due to lower servicer receivables driven by a decrease in loan prepayments.

Freddie Mac 2Q 2022 Form 10-Q	14

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 9 - Mortgage Portfolio

	June 30, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Securitized mortgage loans:
Held by consolidated trusts	$2,846,616	$23,617	$2,870,233	$2,706,514	$18,757	$2,725,271
Held by nonconsolidated trusts	32,335	364,977	397,312	33,340	362,627	395,967
Total securitized mortgage loans	2,878,951	388,594	3,267,545	2,739,854	381,384	3,121,238
Unsecuritized mortgage loans:
Securitization pipeline and other loans	13,658	16,270	29,928	21,189	22,771	43,960
Seasoned loans	25,359	—	25,359	20,594	—	20,594
Total unsecuritized mortgage loans	39,017	16,270	55,287	41,783	22,771	64,554
Other	9,961	10,191	20,152	10,587	10,508	21,095
Total mortgage portfolio	$2,927,929	$415,055	$3,342,984	$2,792,224	$414,663	$3,206,887
Guarantee Portfolio

The table below presents the UPB of our guarantee portfolio by segment.
Table 10 - Guarantee Portfolio

	June 30, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$2,865,017	$23,798	$2,888,815	$2,744,899	$18,883	$2,763,782
Issued by nonconsolidated trusts	26,508	321,811	348,319	27,538	318,756	346,294
Total guaranteed mortgage-related securities	2,891,525	345,609	3,237,134	2,772,437	337,639	3,110,076
Other	9,961	10,191	20,152	10,587	10,508	21,095
Total guarantee portfolio	$2,901,486	$355,800	$3,257,286	$2,783,024	$348,147	$3,131,171
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

Freddie Mac 2Q 2022 Form 10-Q	15

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 11 - Mortgage-Related Investments Portfolio

	June 30, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans	$39,017	$16,270	$55,287	$41,783	$22,771	$64,554
Mortgage-related securities	21,161	4,398	25,559	43,357	3,100	46,457
Mortgage-related investments portfolio	$60,178	$20,668	$80,846	$85,140	$25,871	$111,011
10% of notional amount of interest-only securities			$22,668			$12,517
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			103,514			123,528
Other Investments Portfolio
The table below presents the details of our other investments portfolio.
Table 12 - Other Investments Portfolio

	June 30, 2022				December 31, 2021
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)
Cash and cash equivalents	$4,401	$756	$100	$5,257	$8,455	$1,596	$99	$10,150
Securities purchased under agreements to resell	76,963	18,400	1,110	96,473	43,729	34,000	807	78,536
Non-mortgage-related securities	28,350	—	3,010	31,360	28,078	—	4,695	32,773
Other assets	—	—	6,780	6,780	—	—	8,194	8,194
Other investments portfolio	$109,714	$19,156	$11,000	$139,870	$80,262	$35,596	$13,795	$129,653
(1)Represents carrying value.

Freddie Mac 2Q 2022 Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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
Segment Net Revenues
(In billions)
Segment Net Income (Loss)
(In billions)

Freddie Mac 2Q 2022 Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)
■    2Q 2022 vs. 2Q 2021 and YTD 2022 vs. YTD 2021
●    Our loan purchase and guarantee activity decreased as refinance activity slowed significantly due to higher mortgage interest rates. We expect volume for the remainder of the year to be lower than 2021 due in part to higher mortgage interest rates.
●    The average loan size of new acquisitions increased due to a higher conforming loan limit and house price appreciation.
●    The average guarantee fee rate charged on new acquisitions increased in 2Q 2022 compared to 2Q 2021 primarily due to higher credit fees for certain high balance loans and second home loans we began to charge in April 2022.
●    We manage our new acquisitions in accordance with our risk limits and guidance from FHFA, including certain thresholds established by FHFA based on the ERCF framework. This may affect the volume and characteristics of our loan acquisitions.

Freddie Mac 2Q 2022 Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Guarantee Fee Rate(1) Charged on Mortgage Portfolio
(UPB in billions, guarantee fee rate in bps)
(1)Guarantee fee rate calculation excludes the legislated guarantee fees. Guarantee fee rate calculation also excludes certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $45 billion as of June 30, 2022.
Single-Family Mortgage Loans
(Loan count in millions)
■    Our Single-Family mortgage portfolio grew $364 billion, or 14%, year-over-year, primarily driven by an increase in average portfolio loan size and a higher share of the overall market. The increase in the average portfolio loan size was driven by house price appreciation contributing to new business acquisitions having a larger loan size compared to older vintages that continued to run off.
■    The average guarantee fee rate charged on our Single-Family mortgage portfolio increased year-over-year as older vintages with lower charged guarantee fee rates were replaced by acquisitions of new loans with higher charged guarantee fee rates.

Freddie Mac 2Q 2022 Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Single-Family
CRT Activities

We transfer credit risk on a portion of our Single-Family mortgage portfolio to the private market, reducing the risk of future losses to us when borrowers default. The graphs below show the issuance amounts associated with CRT transactions for loans in our Single-Family mortgage portfolio.
UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    2Q 2022 vs. 2Q 2021 and YTD 2022 vs. YTD 2021
●    The percentage of our Single-Family acquisitions targeted for CRT transactions (primarily 30-year fixed rate loans with LTV ratios between 60% and 97%) increased to 73% and 70% during 2Q 2022 and YTD 2022, respectively, from 61% during the 2021 periods, primarily driven by higher LTV ratios of recently acquired loans and an increase in the percentage of 30-year loan acquisitions.
●    The UPB of mortgage loans covered by CRT transactions issued during the 2022 periods decreased compared to the 2021 periods due to a decrease in loan acquisition activity in recent quarters. The related maximum coverage increased as we obtained a higher amount of credit coverage on the recently acquired loans in response to higher capital requirements under the ERCF.
See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our CRT activities and other credit enhancements. See MD&A - Liquidity and Capital Resources - Capital Resources for additional information on the ERCF.

Freddie Mac 2Q 2022 Form 10-Q	20

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
Completed Loan Workout Activity
(UPB in billions, number of loan workouts in thousands)
(1)Other includes repayment plans and foreclosure alternatives.
■    Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the quarter, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 36,000 loans in active forbearance plans and 15,000 loans in other active loss mitigation activity as of June 30, 2022.
■    2Q 2022 vs. 2Q 2021 and YTD 2022 vs. YTD 2021 - Our loan workout activity decreased as the overall forbearance population continued to decline.

Freddie Mac 2Q 2022 Form 10-Q	21

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the components of net income and comprehensive income for our Single-Family segment.
Table 13 - Single-Family Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2022	2Q 2021	$	%	YTD 2022	YTD 2021	$	%
Net interest income	$4,535	$4,460	$75	2%	$8,341	$7,768	$573	7%
Non-interest income	336	255	81	32	1,744	796	948	119
Net revenues	4,871	4,715	156	3	10,085	8,564	1,521	18
Benefit (provision) for credit losses	(298)	686	(984)	(143)	533	832	(299)	(36)
Non-interest expense	(1,854)	(1,803)	(51)	(3)	(3,632)	(3,612)	(20)	(1)
Income (loss) before income tax (expense) benefit	2,719	3,598	(879)	(24)	6,986	5,784	1,202	21
Income tax (expense) benefit	(551)	(743)	192	26	(1,407)	(1,191)	(216)	(18)
Net income (loss)	2,168	2,855	(687)	(24)	5,579	4,593	986	21
Other comprehensive income (loss), net of taxes and reclassification adjustments	5	(74)	79	107	(7)	(402)	395	98
Comprehensive income (loss)	$2,173	$2,781	($608)	(22)%	$5,572	$4,191	$1,381	33%
Key Business Drivers:
■ 2Q 2022 vs. 2Q 2021 and YTD 2022 vs. YTD 2021
●    A provision for credit losses in 2Q 2022, primarily driven by portfolio growth and deterioration in forecasted economic conditions, compared to a benefit for credit losses in 2Q 2021, which was primarily driven by a reserve release due to observed house price appreciation and improving economic conditions. The lower benefit for credit losses for YTD 2022 compared to YTD 2021 was driven by the same factors.
●    Higher net interest income primarily due to continued mortgage portfolio growth and higher average portfolio guarantee fee rates, partially offset by lower deferred fee income, which was driven by slower prepayments as a result of higher mortgage interest rates.

Freddie Mac 2Q 2022 Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The graphs, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity
(In billions)
Total Number of Units Financed
(In thousands)
■    As of June 30, 2022, the total multifamily new business activity subject to the FHFA 2022 loan purchase cap of $78 billion was $29.6 billion. Approximately 75% of this activity, based on UPB, was mission-driven, affordable housing, with approximately 42% being affordable to renters at or below 60% of AMI, both currently exceeding FHFA's minimum requirements (50% and 25%, respectively).
■    While our new business activity was higher year-over-year, ongoing competition from other market participants and rising interest rates are expected to negatively impact our new business activities for the remainder of 2022.
■    Outstanding commitments, including index lock agreements and commitments to purchase or guarantee multifamily assets, were $19.4 billion and $18.7 billion as of June 30, 2022 and June 30, 2021, respectively.

Freddie Mac 2Q 2022 Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Portfolio

Mortgage Portfolio
(In billions)
Guarantee Portfolio
(In billions)
■    Our Multifamily mortgage and guarantee portfolios increased year-over-year primarily due to ongoing loan purchase and securitization activities.
■    While the mortgage portfolio increased year-over-year, total portfolio unit count decreased, primarily driven by the impact of portfolio payoffs and higher average per unit costs of newly financed multifamily properties as a result of property price appreciation.
■    In addition to our Multifamily mortgage portfolio, we own equity interests in LIHTC fund partnerships with carrying values totaling $2.2 billion and $1.6 billion as of June 30, 2022 and June 30, 2021, respectively.

Freddie Mac 2Q 2022 Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Multifamily

CRT Activities

UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    2Q 2022 vs. 2Q 2021
●    The UPB of mortgage loans covered by CRT transactions increased primarily due to the issuance of a SCR Trust note and a MCIP transaction in 2Q 2022. Despite the increase in CRT UPB, the maximum coverage provided by these activities remained flat due to lower average subordination levels on our K Certificate transactions issued during 2Q 2022. The lower subordination levels are still expected to absorb a substantial amount of expected and stressed credit losses.
■    YTD 2022 vs. YTD 2021
●    The UPB of mortgage loans covered by CRT transactions and the maximum coverage decreased due to fewer securitizations during YTD 2022 as a result of a smaller average securitization pipeline.
See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our Multifamily mortgage portfolio.

Freddie Mac 2Q 2022 Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of net income and comprehensive income for our Multifamily segment.
Table 14 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2022	2Q 2021	$	%	YTD 2022	YTD 2021	$	%
Net interest income	$224	$307	($83)	(27)%	$522	$638	($116)	(18)%
Guarantee income	170	346	(176)	(51)	210	505	(295)	(58)
Investment gains (losses), net	89	499	(410)	(82)	350	1,407	(1,057)	(75)
Other income (loss)	50	(1)	51	5,100	83	25	58	232
Net revenues	533	1,151	(618)	(54)	1,165	2,575	(1,410)	(55)
Benefit (provision) for credit losses	(9)	54	(63)	(117)	(3)	104	(107)	(103)
Non-interest expense	(166)	(166)	—	—	(320)	(345)	25	7
Income (loss) before income tax (expense) benefit	358	1,039	(681)	(66)	842	2,334	(1,492)	(64)
Income tax (expense) benefit	(73)	(215)	142	66	(170)	(481)	311	65
Net income (loss)	285	824	(539)	(65)	672	1,853	(1,181)	(64)
Other comprehensive income (loss), net of taxes and reclassification adjustments	(71)	6	(77)	(1,283)	(179)	(55)	(124)	(225)
Comprehensive income (loss)	$214	$830	($616)	(74)%	$493	$1,798	($1,305)	(73)%
Key Business Drivers:
■    2Q 2022 vs. 2Q 2021
●    Lower guarantee income as continued growth in our guarantee portfolio was offset by the impact of higher interest rates on the fair values of our guarantee assets.
●    Lower net investment gains due to lower margins on new loan purchases and securitizations.
■    YTD 2022 vs. YTD 2021
●    Lower guarantee income as continued growth in our guarantee portfolio was offset by the impact of higher interest rates on the fair values of our guarantee assets.
●    Lower net investment gains due to spread widening and lower margins on new loan purchases and securitizations.

Freddie Mac 2Q 2022 Form 10-Q	26

Management's Discussion and Analysis	Risk Management

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
The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 15 - Allowance for Credit Losses Activity

	2Q 2022			2Q 2021			YTD 2022			YTD 2021
(Dollars in millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Allowance for credit losses:
Beginning balance	$4,849	$72	$4,921	$6,130	$150	$6,280	$5,440	$78	$5,518	$6,353	$200	$6,553
Provision (benefit) for credit losses	298	9	307	(686)	(54)	(740)	(533)	3	(530)	(832)	(104)	(936)
Charge-offs	(107)	—	(107)	(203)	—	(203)	(280)	—	(280)	(441)	—	(441)
Recoveries collected	43	—	43	61	—	61	95	—	95	107	—	107
Net charge-offs	(64)	—	(64)	(142)	—	(142)	(185)	—	(185)	(334)	—	(334)
Other(1)	259	—	259	211	—	211	620	—	620	326	—	326
Ending balance	$5,342	$81	$5,423	$5,513	$96	$5,609	$5,342	$81	$5,423	$5,513	$96	$5,609

Average loans outstanding during the period(2)	$2,917,015	$29,805	$2,946,820	$2,544,845	$22,644	$2,567,489	$2,892,734	$28,942	$2,921,676	$2,483,190	$22,632	$2,505,822
Net charge-offs to average loans outstanding	—%	—%	—%	0.01%	—%	0.01%	0.01%	—%	0.01%	0.01%	—%	0.01%

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$4,904	$35	$4,939	$4,601	$47	$4,648
Advances of pre-foreclosure costs	380	—	380	691	—	691
Accrued interest receivable on mortgage loans	6	—	6	168	—	168
Off-balance sheet credit exposures	52	46	98	53	49	102
Total ending balance	$5,342	$81	$5,423	$5,513	$96	$5,609
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of held-for-investment loans.

Freddie Mac 2Q 2022 Form 10-Q	27

Management's Discussion and Analysis	Risk Management
Table 16 - Allowance for Credit Losses Ratios

	June 30, 2022			December 31, 2021
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses on mortgage loans held-for-investment	$4,904	$35	$4,939	$4,913	$34	$4,947
Total loans outstanding(1)	2,928,818	30,645	2,959,463	2,806,535	26,743	2,833,278
Non-accrual loans(1)	12,018	42	12,060	18,650	—	18,650
Allowance for credit losses(2) to total loans outstanding	0.17%	0.11%	0.17%	0.18%	0.13%	0.17%
Non-accrual loans to total loans outstanding	0.41	0.14	0.41	0.66	—	0.66
Allowance for credit losses(3) to non-accrual loans	40.81	83.33	40.95	26.34	NM	26.53
(1)Based on amortized cost basis of held-for-investment loans.
(2)Represents allowance for credit losses on total held-for-investment loans.
(3)NM - not meaningful due to the non-accrual loans balance rounding to zero.
The ratio of non-accrual loans to total loans outstanding decreased and the ratio of allowance for credit losses to non-accrual loans increased as of June 30, 2022 compared to December 31, 2021 as borrowers continued to exit forbearance and completed loan workout activities that returned their mortgages to current status.
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
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion).

Freddie Mac 2Q 2022 Form 10-Q	28

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 17 - Single-Family New Business Activity

	2Q 2022		2Q 2021		YTD 2022		YTD 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year or more, amortizing fixed-rate	$124,910	91%	$241,604	84%	$306,887	89%	$552,014	85%
15-year or less, amortizing fixed-rate	11,084	8	45,472	16	34,568	10	96,770	15
Adjustable-rate	1,671	1	1,391	—	3,298	1	1,499	—
Total	$137,665	100%	$288,467	100%	$344,753	100%	$650,283	100%

Percentage of purchases
DTI ratio > 45%		17%		11%		16%		10%
Original LTV ratio > 90%		19		11		16		9
Transaction type:
Cash window		30		46		27		55
Guarantor swap		70		53		73		45
Other		—		1		—		—
Property type:
Detached single-family houses and townhouses		92		92		93		93
Condominium or co-op		8		8		7		7
Occupancy type:
Primary residence		90		94		89		94
Second home		2		3		4		3
Investment property		8		3		7		3
Loan purpose:
Purchase		62		34		52		29
Cash-out refinance		28		23		31		21
Other refinance		10		43		17		50
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
Table 18 - Single-Family Mortgage Portfolio CRT Issuance

	2Q 2022		2Q 2021
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$111,412	$4,783	$101,136	$1,500
Insurance/reinsurance	37,700	1,489	69,203	1,567
Other	1,551	248	3,232	409
Total CRT issuance	$150,663	$6,520	$173,571	$3,476
Referenced footnotes are included after the year-to-date table.

Freddie Mac 2Q 2022 Form 10-Q	29

Management's Discussion and Analysis	Risk Management

	YTD 2022		YTD 2021
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$234,974	$9,871	$277,843	$5,044
Insurance/reinsurance	121,691	4,715	297,510	4,281
Other	1,697	394	3,403	580
Less: UPB with more than one type of CRT	—	—	(159,835)	—
Total CRT issuance	$358,362	$14,980	$418,921	$9,905
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
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 19 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	June 30, 2022
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$577,678	20%	$145,351
STACR	1,156,106	40	35,817
Insurance/reinsurance	937,143	32	19,146
Other	40,500	1	10,624
Less: UPB with multiple credit enhancements and other reconciling items(4)	(985,403)	(34)	—
Single-Family mortgage portfolio - credit-enhanced	1,726,024	59	210,938
Single-Family mortgage portfolio - non-credit-enhanced	1,201,905	41	N/A
Total	$2,927,929	100%	$210,938

	December 31, 2021
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$545,293	20%	$135,330
STACR	1,024,013	37	32,641
Insurance/reinsurance	914,003	33	16,209
Other	42,273	1	10,598
Less: UPB with multiple credit enhancements and other reconciling items(4)	(1,034,546)	(38)	—
Single-Family mortgage portfolio - credit-enhanced	1,491,036	53	194,778
Single-Family mortgage portfolio - non-credit-enhanced	1,301,188	47	N/A
Total	$2,792,224	100%	$194,778
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

Freddie Mac 2Q 2022 Form 10-Q	30

Management's Discussion and Analysis	Risk Management

Table 20 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	June 30, 2022		December 31, 2021
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	20%	1.22%	20%	1.79%
CRT and other	53	0.77	47	1.24
Non-credit-enhanced	41	0.66	47	0.93
Total	N/A	0.76	N/A	1.12
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.
Credit Enhancement Expenses and Recoveries
The table below presents the details of the credit enhancement recovery receivables we have recognized within other assets on our condensed consolidated balance sheets.
Table 21 - Single-Family Credit Enhancement Receivables

(In millions)	June 30, 2022	December 31, 2021
Freestanding credit enhancement expected recovery receivables, net of allowance	$110	$114
Primary mortgage insurance receivables(1), net of allowance	61	76
Total credit enhancement receivables	$171	$190
(1)Excludes $0.4 billion of deferred payment obligations associated with unpaid claim amounts as of both June 30, 2022 and December 31, 2021. We have reserved for substantially all of these unpaid amounts as collectability is uncertain.
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
Loan Characteristics
The table below contains details of the characteristics of the loans in our Single-Family mortgage portfolio.
Table 22 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	June 30, 2022
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%
Single-Family mortgage portfolio year of origination:
2022	$254,434	744	743	74%	70%	—%
2021	1,094,052	752	756	71	59	—
2020	811,154	760	768	71	50	—
2019	139,712	746	751	76	49	—
2018	56,792	736	736	76	46	—
2017 and prior	571,785	737	751	75	34	—
Total	$2,927,929	750	756	72	52	—
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2022 Form 10-Q	31

Management's Discussion and Analysis	Risk Management

	December 31, 2021
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%
Single-Family mortgage portfolio year of origination:
2021	$1,059,299	752	751	71%	66%	—%
2020	867,122	760	769	71	56	—
2019	157,971	746	751	76	55	—
2018	66,149	736	736	76	52	—
2017	88,800	741	746	75	46	—
2016 and prior	552,883	737	752	75	36	—
Total	$2,792,224	751	756	72	55	—
(1)Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition and therefore the original credit scores also represent the current credit scores.
The following table presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 23 - Single-Family Mortgage Portfolio Attribute Combinations

	June 30, 2022
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified(2)
< 620	0.8%	6.18%	0.1%	11.06%	—%	NM	—%	NM	—%	NM	0.9%	6.69%	8.5%
620 to 679	5.1	2.31	1.9	2.09	0.2	2.01%	—	NM	—	NM	7.2	2.26	3.6
≥ 680	60.8	0.50	25.7	0.48	4.2	0.35	1.1	0.19%	—	NM	91.8	0.49	0.6
Not available	0.1	5.59	—	NM	—	NM	—	NM	—	NM	0.1	5.64	19.6
Total	66.8%	0.79	27.7%	0.67	4.4%	0.51	1.1%	0.42	—%	NM	100.0%	0.76	1.1

	December 31, 2021
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified(2)
< 620	0.8%	6.69%	0.2%	11.68%	—%	NM	—%	NM	—%	NM	1.0%	7.50%	8.5%
620 to 679	4.4	3.29	2.3	3.05	0.3	2.56%	0.1	2.57%	—	NM	7.1	3.22	3.7
≥ 680	51.9	0.80	32.3	0.78	5.3	0.54	2.3	0.25	—	NM	91.8	0.78	0.6
Not available	0.1	6.58	—	NM	—	NM	—	NM	—	NM	0.1	6.85	18.7
Total	57.2%	1.19	34.8%	1.04	5.6%	0.77	2.4%	0.47	—%	NM	100.0%	1.12	1.0
(1)     NM - not meaningful due to the percentage of the portfolio rounding to zero.
(2)     Primarily includes loans modified through the Freddie Mac Flex Modification program.
Geographic Concentrations
We purchase mortgage loans from across the U.S. However, local economic conditions can affect the borrower's ability to repay and the value of the underlying collateral, leading to concentrations of credit risk in certain geographic areas. In addition, certain states and municipalities have passed or may pass laws that limit our ability to foreclose or evict and make it more difficult and costly to manage our risk.
See Note 12 for more information about the geographic distribution of our Single-Family mortgage portfolio.

Freddie Mac 2Q 2022 Form 10-Q	32

Management's Discussion and Analysis	Risk Management

Delinquency Rates
We report Single-Family delinquency rates based on the number of loans in our Single-Family mortgage portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our Single-Family mortgage portfolio.
The chart below shows the delinquency rates of mortgage loans in our Single-Family mortgage portfolio.
Single-Family Delinquency Rates

1.86%
1.46%
1.12%
0.92%
0.81%
0.73%
0.76%
0.81%
0.73%
0.76%
0.21%
0.20%
0.20%
0.20%
0.19%
2Q21
3Q21
4Q21
1Q22
2Q22
One month past due
Two months past due
Seriously delinquent

Our Single-Family serious delinquency rate decreased to 0.76% as of June 30, 2022, compared to 1.86% as of June 30, 2021, as borrowers continued to exit forbearance and completed loan workout activities that returned their mortgages to current status. See Note 3 for additional information on the payment status of our single-family mortgage loans.
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
Weighted Average Original LTV Ratio
Weighted Average Original DSCR

Freddie Mac 2Q 2022 Form 10-Q	33

Management's Discussion and Analysis	Risk Management

Transferring Credit Risk to Third-Party Investors

To reduce our credit risk exposure, we engage in a variety of CRT activities; however, securitizations remain our principal credit risk transfer mechanism. Through securitizations (i.e., subordination), we have transferred a substantial amount of the expected and stressed credit risk on the Multifamily mortgage portfolio, thereby reducing our overall credit risk exposure.
Multifamily Mortgage Portfolio CRT Issuance
The table below provides the UPB of the mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions.
Table 24 - Multifamily Mortgage Portfolio CRT Issuance

	2Q 2022		2Q 2021		YTD 2022		YTD 2021
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Subordination	$14,781	$940	$16,929	$1,351	$28,886	$1,914	$38,043	$2,969
SCR	5,982	141	—	—	5,982	141	4,852	277
Insurance/reinsurance	5,982	200	—	—	5,982	200	—	—
Lender risk-sharing	214	26	—	—	214	26	—	—
Less: UPB with more than one type of CRT	(5,982)	—	—	—	(5,982)	—	—	—
Total CRT issuance	$20,977	$1,307	$16,929	$1,351	$35,082	$2,281	$42,895	$3,246
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
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we obtain various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type is subordination, which is created through our securitization transactions. As of June 30, 2022 and December 31, 2021, our maximum coverage provided by subordination in nonconsolidated VIEs was $43.2 billion and $43.9 billion, respectively.
The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 25 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	June 30, 2022		December 31, 2021
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$362,668	0.06%	$360,113	0.08%
Other	33,889	0.13	28,565	0.16
Total credit-enhanced	396,557	0.07	388,678	0.08
Non-credit-enhanced	18,498	0.14	25,985	0.05
Total	$415,055	0.07	$414,663	0.08

Freddie Mac 2Q 2022 Form 10-Q	34

Management's Discussion and Analysis	Risk Management
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
Table 26 - PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	June 30, 2022			December 31, 2021
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the yield curve, (gains) losses on:(1)
Assets:
Investments	($382)	($3,384)	($6,845)	$368	$3,531	$7,101
Guarantees(2)	96	616	1,333	(242)	(1,181)	(1,830)
Total assets	(286)	(2,768)	(5,512)	126	2,350	5,271
Liabilities	(33)	2,109	4,204	18	(2,385)	(4,870)
Derivatives	319	657	1,296	(144)	94	(217)
Total	$—	($2)	($12)	$—	$59	$184
PVS	$—	$—	$—	$—	$59	$184
(1)The categorization of the PVS impact between assets, liabilities, and derivatives in this table is based upon the economic characteristics of those assets and liabilities, not their accounting classification. For example, purchase and sale commitments of mortgage-related securities and debt of consolidated trusts held by the mortgage-related investments portfolio are both categorized as assets in this table.
(2)Represents the interest-rate risk from our Single-Family guarantees, which include buy-ups, float, and upfront fees (including buy-downs).

Freddie Mac 2Q 2022 Form 10-Q	35

Management's Discussion and Analysis	Risk Management
Table 27 - Duration Gap and PVS Results

	2Q 2022			2Q 2021
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	(0.1)	$7	$6	0.3	$7	$17
Minimum	(0.4)	—	—	(0.8)	—	—
Maximum	0.1	18	29	1.0	24	93
Standard deviation	0.1	5	9	0.3	6	23

	YTD 2022			YTD 2021
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	—	$8	$8	0.3	$7	$39
Minimum	(0.4)	—	—	(0.8)	—	—
Maximum	0.4	18	77	1.0	24	200
Standard deviation	0.2	5	15	0.3	6	49
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 28 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
June 30, 2022(1)	$670	$—	($670)
December 31, 2021(2)	508	59	(449)
(1)Before derivatives, our adverse PVS-L rate movement was +50 bps, whereas after derivatives our adverse PVS-L rate movement was -50 bps.
(2)Before derivatives, our adverse PVS-L rate movement was -50 bps, whereas after derivatives our adverse PVS-L rate movement was +50 bps.
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

Freddie Mac 2Q 2022 Form 10-Q	36

Management's Discussion and Analysis	Risk Management
the fair value option), or from changes in our future contractual net interest income due to repricing of our interest-bearing assets and liabilities. The before-tax results of this evaluation are shown in the table below.
Table 29 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	June 30, 2022	June 30, 2021
Interest Rate Scenarios(1)
Parallel yield curve shifts:
+100 basis points	$76	$19
-100 basis points	(76)	(19)
Non-parallel yield curve shifts - long-term interest rates:
+100 basis points	114	(179)
-100 basis points	(114)	179
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 basis points	(38)	197
-100 basis points	38	(197)
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

Freddie Mac 2Q 2022 Form 10-Q	37

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Table 30 - Liquidity Sources

(In millions)	June 30, 2022(1)	December 31, 2021(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$109,714	$80,262	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage Loans and Mortgage-Related Securities	22,770	43,393	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
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
Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $4.0 billion and $3.5 billion as of June 30, 2022 and December 31, 2021, respectively.
The other investments portfolio also included cash collateral posted to us primarily by derivatives counterparties of $1.8 billion and $1.2 billion as of June 30, 2022 and December 31, 2021, respectively. We have primarily invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for more information about our other investments portfolio.
Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and liquid. Our primary source of liquidity among these mortgage assets is our holdings of agency securities.

Freddie Mac 2Q 2022 Form 10-Q	38

Management's Discussion and Analysis	Liquidity and Capital Resources
Primary Sources of Funding

The following table lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 31 - Funding Sources

(In millions)	June 30, 2022(1)	December 31, 2021(1)	Description
Debt of Freddie Mac	$159,063	$177,131	Debt of Freddie Mac is used to fund our business activities.
Debt of Consolidated Trusts	2,934,115	2,803,054	Debt of consolidated trusts is used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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
Table 32 - Debt of Freddie Mac Activity

	2Q 2022		2Q 2021
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$3,300	0.25%	$10,910	0.03%
Issuances	2,165	1.45	—	—
Repayments	—	—	(10,910)	0.03
Maturities	(2,350)	0.17	—	—
Ending balance	3,115	1.14	—	—

Securities sold under agreements to repurchase	9,977	1.06	4,620	(0.03)
Offsetting arrangements	(9,977)		(4,620)
Securities sold under agreements to repurchase, net	—	—	—	—
Total short-term debt	3,115	1.14	—	—

Long-term:
Beginning balance	164,876	1.21	251,548	1.13
Issuances	15,262	3.28	—	—
Repayments	(71)	4.36	(11,806)	0.55
Maturities	(14,634)	0.42	(9,266)	0.87
Total long-term debt	165,433	1.52	230,476	1.17
Total debt of Freddie Mac, net	$168,548	1.52%	$230,476	1.17%
Referenced footnote is included after the year-to-date table.

Freddie Mac 2Q 2022 Form 10-Q	39

Management's Discussion and Analysis	Liquidity and Capital Resources

	YTD 2022		YTD 2021
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$—	—%	$4,955	1.31%
Issuances	7,718	0.51	22,050	0.04
Repayments	—	—	(24,570)	0.15
Maturities	(4,603)	0.09	(2,435)	1.48
Ending balance	3,115	1.14	—	—

Securities sold under agreements to repurchase	9,977	1.06	4,620	(0.03)
Offsetting arrangements	(9,977)		(4,620)
Securities sold under agreements to repurchase, net	—	—	—	—
Total short-term debt	3,115	1.14	—	—

Long-term:
Beginning balance	181,613	1.11	281,386	1.12
Issuances	17,072	3.17	1,090	0.60
Repayments	(1,905)	3.03	(37,016)	0.75
Maturities	(31,347)	0.26	(14,984)	1.40
Total long-term debt	165,433	1.52	230,476	1.17
Total debt of Freddie Mac, net	$168,548	1.52%	$230,476	1.17%
(1)Average rate is weighted based on par value.
Total debt issuance and repayments decreased year-over-year primarily due to a lower mortgage-related investments portfolio balance and lower cash window purchase volume. As of June 30, 2022, our aggregate indebtedness pursuant to the Purchase Agreement was $168.6 billion, which was below the current $300.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt. Our outstanding total debt of Freddie Mac balance decreased from December 31, 2021 to June 30, 2022 primarily due to lower funding needs as discussed above.
Maturity and Redemption Dates
The following table presents the debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.
Table 33 - Maturity and Redemption Dates

	As of June 30, 2022		As of December 31, 2021
(Par value in millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date

Debt of Freddie Mac(1):
1 year or less	$48,910	$123,997	$55,958	$118,436
1 year through 2 years	34,191	23,256	38,688	35,724
2 years through 3 years	20,921	3,972	13,274	1,745
3 years through 4 years	31,937	9,198	35,436	12,076
4 years through 5 years	5,145	46	4,717	87
Thereafter	31,089	11,724	31,736	11,741
STACR and SCR debt(2)	6,332	6,332	9,139	9,139
Total debt of Freddie Mac	$178,525	$178,525	$188,948	$188,948
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

Freddie Mac 2Q 2022 Form 10-Q	40

Management's Discussion and Analysis	Liquidity and Capital Resources

Debt of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt of consolidated trusts, which relates to securitization transactions that we consolidate for accounting purposes. We primarily issue this type of debt by securitizing mortgage loans to fund our Single-Family activities.
The table below shows activity for the debt of consolidated trusts.
Table 34 - Debt of Consolidated Trusts Activity

(In millions)	2Q 2022	2Q 2021	YTD 2022	YTD 2021
Beginning balance	$2,835,071	$2,376,691	$2,732,056	$2,240,602
Issuances	203,919	394,018	499,166	804,141
Repayments and extinguishments	(161,268)	(264,375)	(353,500)	(538,409)
Ending balance	2,877,722	2,506,334	2,877,722	2,506,334
Unamortized premiums and discounts	56,393	69,319	56,393	69,319
Debt of consolidated trusts	$2,934,115	$2,575,653	$2,934,115	$2,575,653
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
Guarantees

We have certain off-balance sheet arrangements related to our securitization and other mortgage-related guarantee activities. Our off-balance sheet arrangements related to securitization activities primarily consist of guaranteed K Certificates and SB Certificates. Our guarantee of these securitization activities and other mortgage-related guarantees may result in liquidity needs to cover potential cash flow shortfalls from borrower defaults. As of June 30, 2022 and December 31, 2021, the outstanding UPB of the guaranteed securities was $367.0 billion and $366.0 billion, respectively.
In addition to our securitization and other mortgage-related guarantees, we have certain other guarantees that are accounted for as derivative instruments. These other guarantees are recognized on our condensed consolidated balance sheets at fair value and not included in the totals above. See Note 8 for additional information on these guarantees.
We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. Accordingly, commingling Fannie Mae collateral in our resecuritization transactions increases our off-balance sheet liquidity exposure as we do not have control over the Fannie Mae collateral. As of June 30, 2022 and December 31, 2021, the total amount of our off-balance sheet exposure related to Fannie Mae securities backing Freddie Mac resecuritization products was approximately $126.9 billion and $111.2 billion, respectively.
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) decreased by $5.9 billion from $11.2 billion as of June 30, 2021 to $5.3 billion as of June 30, 2022, primarily driven by an increase in securities purchased under agreements to resell.

Freddie Mac 2Q 2022 Form 10-Q	41

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources

The table below presents activity related to our net worth.
Table 35 - Net Worth Activity

(In millions)	2Q 2022	2Q 2021	YTD 2022	YTD 2021
Beginning balance	$31,711	$18,791	$28,033	$16,413
Comprehensive income (loss)	2,387	3,611	6,065	5,989
Capital draw from Treasury	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—
Total equity / net worth	$34,098	$22,402	$34,098	$22,402
Remaining Treasury funding commitment	$140,162	$140,162	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	104,359	91,439	104,359	91,439
ERCF

FHFA has established the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae. Our current capital levels are significantly below the levels that would be required under the ERCF. The ERCF has a transition period for compliance, and we are not required to comply with the regulatory capital requirements or the buffer requirements while in conservatorship. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a transition order, and the compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. Pursuant to the final rule, we are required to comply with the regulatory capital reporting requirements under the ERCF in 2022, and we filed with FHFA our initial quarterly capital report on May 27, 2022.
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

Freddie Mac 2Q 2022 Form 10-Q	42

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Metrics
The table below presents our capital metrics under the ERCF.
Table 36 - Capital Metrics Under ERCF

(In billions)				June 30, 2022
Adjusted total assets				$3,655
Risk-weighted assets (standardized approach)				845

(In billions)				June 30, 2022
Stress capital buffer				$27
Stability capital buffer				23
Countercyclical capital buffer				—
PCCBA				$50
PLBA				$11

	June 30, 2022
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital (statutory)(2)	$68	N/A	$68	($33)	($101)
CET1 capital(3)	38	$50	88	(58)	(146)
Tier 1 capital(3)	50	50	100	(44)	(144)
Adjusted total capital(3)	67	50	117	(44)	(161)
Risk-based capital ratios(4):
Total capital (statutory)	8.0%	N/A	8.0%	(3.9)%	(11.9)%
CET1 capital	4.5	5.9%	10.4	(6.9)	(17.3)
Tier 1 capital	6.0	5.9	11.9	(5.2)	(17.1)
Adjusted total capital	8.0	5.9	13.9	(5.2)	(19.1)
Leverage capital amounts:
Core capital (statutory)(5)	$92	N/A	$92	($39)	($131)
Tier 1 capital(3)	92	$11	103	(44)	(147)
Leverage capital ratios(6):
Core capital (statutory)	2.5%	N/A	2.5%	(1.1)%	(3.6)%
Tier 1 capital	2.5	0.3%	2.8	(1.2)	(4.0)
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
At June 30, 2022, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our amounts of capital and ratios under the ERCF. See MD&A - Regulation and Supervision - Legislative and Regulatory Developments - Final Rule on ERCF Public Disclosures and MD&A - Regulation and Supervision - Legislative and Regulatory Developments - Final Rule on Capital Planning for additional information on amendments to the ERCF published in June 2022.

Freddie Mac 2Q 2022 Form 10-Q	43

Management's Discussion and Analysis	Critical Accounting Estimates
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
Changes in forecasted house price growth rates can have a significant effect on our allowance for credit losses. The table below shows our nationwide forecasted house price growth rates that were used in determining our allowance for credit losses. See Note 5 for additional information regarding our current period benefit (provision) for credit losses and estimation process.
Table 37 - Forecasted House Price Growth Rates

	2022	2023
June 30, 2022(1)	12.8%	4.0%
March 31, 2022(1)	10.4	5.0
December 31, 2021	6.2	2.5
(1)Current year forecast includes actual rates observed in the prior months.

Freddie Mac 2Q 2022 Form 10-Q	44

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Equitable Housing Finance Plan

On June 8, 2022, FHFA announced the public release of the Enterprises’ Equitable Housing Finance Plans for 2022-2024. The 2022-2024 plan activities are intended to identify and address barriers experienced by renters, aspiring homeowners, and current homeowners – particularly in traditionally underserved minority communities, including using special purpose credit programs to originate loans. The plan activities will be updated annually.
Additionally, FHFA has created a pilot transparency framework for the Enterprises to accompany these plans. This framework requires Freddie Mac and Fannie Mae to publish and maintain a list of pilots and test-and-learn activities on their public websites, which is intended to provide accountability in determining whether such activities are working to address the disparities identified in the Equitable Housing Finance Plans.
Resecuritization Fee for New Issuances of Commingled Securities

On June 14, 2022, we announced that, as a result of the recently implemented ERCF, Freddie Mac will begin to charge a 50 basis point fee for any newly-issued commingled security. The fee is effective for applicable commingled securities issued on or after July 1, 2022. Freddie Mac will apply the fee to collateral issued by Fannie Mae, at the time that such collateral is used for a new commingled security. Freddie Mac will not apply the fee to any Freddie Mac-issued collateral used for a new commingled security.
In June 2022, FHFA announced that it will explore alternatives to this fee to support the continued function and long-term viability of UMBS and the TBA market, including conducting a review of the ERCF in the near term to ensure that the risks of commingled securities are appropriately reflected. As directed by FHFA, the Enterprises are retaining the fee covering the collateral of the other Enterprise in commingled securities.
Legislative and Regulatory Developments
Final Rule on ERCF Public Disclosures

On June 2, 2022, FHFA published a final rule that amends the ERCF by introducing new public disclosure requirements for the Enterprises. The requirements include quarterly quantitative and annual qualitative disclosures related to risk management, corporate governance, capital structure, and capital requirements and buffers under the standardized approach. The required public disclosures cover 11 categories, with each category containing certain qualitative and quantitative disclosures, many of which are identical or similar to the disclosures applicable to U.S. banking organizations subject to the standardized approach. The compliance date for our first public disclosures under the new requirements is no later than 10 business days after we file our Annual Report on Form 10-K for the year ending December 31, 2022.
Final Rule on Capital Planning

On June 3, 2022, FHFA published a final rule that supplements the ERCF by requiring the Enterprises to submit annual capital plans to FHFA and provide prior notice for certain capital actions. The final rule also incorporates the determination of the stress capital buffer, an element of the ERCF, into the capital planning process. Under the final rule, we must submit our first capital plan to FHFA by May 20, 2023.

Freddie Mac 2Q 2022 Form 10-Q	45

Management's Discussion and Analysis	Forward-Looking Statements

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
■ Changes in the fiscal and monetary policies of the Federal Reserve, including changes in target interest rates and in the amount of agency MBS and agency CMBS held by the Federal Reserve;
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
■    Changes in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make

Freddie Mac 2Q 2022 Form 10-Q	46

Management's Discussion and Analysis	Forward-Looking Statements

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

Freddie Mac 2Q 2022 Form 10-Q	47

Financial Statements

Financial Statements

Freddie Mac 2Q 2022 Form 10-Q	48

Financial Statements	Condensed Consolidated Statements of Operations and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	2Q 2022	2Q 2021	YTD 2022	YTD 2021
Net interest income
Interest income	$20,008	$15,230	$37,748	$29,132
Interest expense	(15,249)	(10,463)	(28,885)	(20,726)
Net interest income	4,759	4,767	8,863	8,406

Non-interest income (loss)
Guarantee income	205	356	275	604
Investment gains (losses), net	321	636	1,834	1,844
Other income (loss)	119	107	278	285
Non-interest income (loss)	645	1,099	2,387	2,733
Net revenues	5,404	5,866	11,250	11,139

Benefit (provision) for credit losses	(307)	740	530	936

Non-interest expense
Salaries and employee benefits	(376)	(346)	(732)	(690)
Credit enhancement expense	(558)	(369)	(1,017)	(704)
Benefit for (decrease in) credit enhancement recoveries	(1)	(193)	(18)	(450)
Legislative assessments expense	(748)	(696)	(1,507)	(1,387)
Other expense	(337)	(365)	(678)	(726)
Non-interest expense	(2,020)	(1,969)	(3,952)	(3,957)

Income (loss) before income tax (expense) benefit	3,077	4,637	7,828	8,118
Income tax (expense) benefit	(624)	(958)	(1,577)	(1,672)
Net income (loss)	2,453	3,679	6,251	6,446
Other comprehensive income (loss), net of taxes and reclassification adjustments	(66)	(68)	(186)	(457)
Comprehensive income (loss)	$2,387	$3,611	$6,065	$5,989

Net income (loss)	$2,453	$3,679	$6,251	$6,446
Future increase in senior preferred stock liquidation preference	(2,387)	(3,611)	(6,065)	(5,989)
Net income (loss) attributable to common stockholders	$66	$68	$186	$457
Net income (loss) per common share	$0.02	$0.02	$0.06	$0.14
Weighted average common shares outstanding (in millions)	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2022 Form 10-Q	49

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except share-related amounts)	2022	2021
Assets
Cash and cash equivalents (includes $855 and $1,695 of restricted cash and cash equivalents)	$5,257	$10,150
Securities purchased under agreements to resell	86,496	71,203
Investment securities, at fair value	48,937	53,015
Mortgage loans held-for-sale (includes $5,670 and $10,498 at fair value)	12,340	19,778
Mortgage loans held-for-investment (net of allowance for credit losses of $4,939 and $4,947)	2,954,524	2,828,331
Accrued interest receivable, net	7,871	7,474
Deferred tax assets, net	5,552	6,214
Other assets (includes $6,419 and $6,594 at fair value)	24,604	29,421
Total assets	$3,145,581	$3,025,586
Liabilities and equity
Liabilities
Accrued interest payable	$6,594	$6,268
Debt (includes $3,605 and $2,478 at fair value)	3,093,178	2,980,185
Other liabilities (includes $1,079 and $287 at fair value)	11,711	11,100
Total liabilities	3,111,483	2,997,553
Commitments and contingencies (Notes 4, 8, 14)
Equity
Senior preferred stock (liquidation preference of $104,359 and $97,959)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings (accumulated deficit)	(48,742)	(54,993)
AOCI, net of taxes, related to:
Available-for-sale securities	107	297
Other	(139)	(143)
AOCI, net of taxes	(32)	154
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	34,098	28,033
Total liabilities and equity	$3,145,581	$3,025,586
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	June 30,	December 31,
(In millions)	2022	2021
Assets:
Cash and cash equivalents (includes $755 and $1,595 of restricted cash and cash equivalents)	$756	$1,596
Securities purchased under agreements to resell	18,400	34,000
Investment securities, at fair value	148	420
Mortgage loans held-for-investment, net	2,913,414	2,784,626
Accrued interest receivable, net	7,410	7,019
Other assets	7,469	11,265
Total assets of consolidated VIEs	$2,947,597	$2,838,926
Liabilities:
Accrued interest payable	$6,175	$5,823
Debt	2,934,115	2,803,054
Total liabilities of consolidated VIEs	$2,940,290	$2,808,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2022 Form 10-Q	50

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at March 31, 2022	1	464	650	$72,648	$14,109	$—	($51,195)	$34	($3,885)	$31,711
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	2,453	—	—	2,453
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $19 million)	—	—	—	—	—	—	—	(71)	—	(71)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $1 million)	—	—	—	—	—	—	—	3	—	3
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	2	—	2
Comprehensive income (loss)	—	—	—	—	—	—	2,453	(66)	—	2,387
Ending balance at June 30, 2022	1	464	650	$72,648	$14,109	$—	($48,742)	($32)	($3,885)	$34,098

Balance at March 31, 2021	1	464	650	$72,648	$14,109	$—	($64,335)	$254	($3,885)	$18,791
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	3,679	—	—	3,679
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $2 million)	—	—	—	—	—	—	—	6	—	6
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $20 million)	—	—	—	—	—	—	—	(79)	—	(79)
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	5	—	5
Comprehensive income (loss)	—	—	—	—	—	—	3,679	(68)	—	3,611
Ending balance at June 30, 2021	1	464	650	$72,648	$14,109	$—	($60,656)	$186	($3,885)	$22,402

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2021	1	464	650	$72,648	$14,109	$—	($54,993)	$154	($3,885)	$28,033
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	6,251	—	—	6,251
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $52 million)	—	—	—	—	—	—	—	(194)	—	(194)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $1 million)	—	—	—	—	—	—	—	4	—	4
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	4	—	4
Comprehensive income (loss)	—	—	—	—	—	—	6,251	(186)	—	6,065
Ending balance at June 30, 2022	1	464	650	$72,648	$14,109	$—	($48,742)	($32)	($3,885)	$34,098

Balance at December 31, 2020	1	464	650	$72,648	$14,109	$—	($67,102)	$643	($3,885)	$16,413
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	6,446	—	—	6,446
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $26 million)	—	—	—	—	—	—	—	(99)	—	(99)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $98 million)	—	—	—	—	—	—	—	(369)	—	(369)
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	11	—	11
Comprehensive income (loss)	—	—	—	—	—	—	6,446	(457)	—	5,989
Ending balance at June 30, 2021	1	464	650	$72,648	$14,109	$—	($60,656)	$186	($3,885)	$22,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2022 Form 10-Q	51

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2022	YTD 2021
Net cash provided by (used in) operating activities	$7,783	$16,070
Cash flows from investing activities
Purchases of investment securities	(80,629)	(70,102)
Proceeds from sales of investment securities	74,416	88,885
Proceeds from maturities and repayments of investment securities	7,993	3,879
Purchases of mortgage loans acquired as held-for-investment	(96,257)	(367,336)
Proceeds from sales of mortgage loans acquired as held-for-investment	2,159	5,199
Proceeds from repayments of mortgage loans acquired as held-for-investment	211,698	414,680
Advances under secured lending arrangements	(104,516)	(112,980)
Repayments of secured lending arrangements	363	92
Net proceeds from dispositions of real estate owned and other recoveries	130	144
Net (increase) decrease in securities purchased under agreements to resell	(17,889)	(13,314)
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	3,424	1,113
Other, net	(367)	(303)
Net cash provided by (used in) investing activities	525	(50,043)
Cash flows from financing activities
Proceeds from issuance of debt of consolidated trusts	231,938	501,890
Repayments and redemptions of debt of consolidated trusts	(234,680)	(429,404)
Proceeds from issuance of debt of Freddie Mac	24,803	23,153
Repayments of debt of Freddie Mac	(37,903)	(79,001)
Net increase (decrease) in securities sold under agreements to repurchase	2,644	4,620
Other, net	(3)	(3)
Net cash provided by (used in) financing activities	(13,201)	21,255
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(4,893)	(12,718)
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	10,150	23,889
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$5,257	$11,171

Supplemental cash flow information
Cash paid for:
Debt interest	$36,287	$34,301
Income taxes	1,500	2,590
Non-cash investing and financing activities (Note 3 and 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2022 Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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

Freddie Mac 2Q 2022 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
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
		January 1, 2023	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 2Q 2022 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
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
Table 2.1 - Nonconsolidated VIEs

(In millions)	June 30, 2022	December 31, 2021
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investment securities, at fair value	$15,781	$16,506
Accrued interest receivable, net	217	220
Other assets(2)	5,378	5,589
Liabilities:
Debt	128	67
Other liabilities(2)	5,677	5,172
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
Table 2.2 - Total Assets and Maximum Exposure to Loss for our Nonconsolidated VIEs(1)

	June 30, 2022		December 31, 2021
(In millions)	Total Assets	Maximum Exposure(2)	Total Assets	Maximum Exposure(2)
Securitization Activities
Single-Family:
Other securitization products(3)	$32,554	$26,883	$33,603	$27,975
Multifamily:
K Certificates	324,365	285,991	321,149	281,910
SB Certificates	24,750	22,166	24,944	22,389
Other securitization products	15,704	13,846	16,683	14,772

CRT Activities	30,521	19	23,605	44
(1)Excludes resecuritization products.
(2)For securitization activities, the maximum exposure primarily represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of proceeds from related collateral liquidation and possible recoveries under credit enhancements. For CRT activities, the maximum exposure represents our recorded expected recovery receivable.
(3)Total assets excludes certain nonfinancial assets held by the VIEs.
In addition, the UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts for which we are not the primary beneficiary totaled $126.8 billion and $110.8 billion as of June 30, 2022 and December 31, 2021, respectively. As a result of the recently implemented ERCF, we charge a 50 basis point fee for any commingled security issued on or after July 1, 2022. We apply the fee to collateral issued by Fannie Mae, at the time that such collateral is used for a new commingled security. See Note 4 for additional information on our guarantee of Fannie Mae securities.

Freddie Mac 2Q 2022 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
We also obtain interests in various other entities created by third parties through the normal course of business that may be VIEs, such as through our investments in certain non-Freddie Mac mortgage-related securities, purchases of multifamily loans, guarantees of multifamily housing revenue bonds, as a derivative counterparty, or through other activities. To the extent that we were not involved in the design or creation of these VIEs, they are excluded from the tables above. Our interests in these VIEs are generally passive in nature and are not expected to result in us obtaining a controlling financial interest in these VIEs in the future. As a result, we do not consolidate these VIEs and we account for our interests in these VIEs in the same manner that we account for our interests in other third-party transactions. See Note 6 for additional information regarding our investments in non-Freddie Mac mortgage-related securities. See Note 3 for more information regarding multifamily loans.
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

Freddie Mac 2Q 2022 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	June 30, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$4,086	$9,302	$13,388	$5,446	$14,871	$20,317
Cost basis and fair value adjustments, net	(713)	(335)	(1,048)	(813)	274	(539)
Total held-for-sale loans, net	3,373	8,967	12,340	4,633	15,145	19,778
Held-for-investment UPB	2,881,547	30,585	2,912,132	2,742,851	26,657	2,769,508
Cost basis adjustments	47,271	60	47,331	63,684	86	63,770
Allowance for credit losses	(4,904)	(35)	(4,939)	(4,913)	(34)	(4,947)
Total held-for-investment loans, net	2,923,914	30,610	2,954,524	2,801,622	26,709	2,828,331
Total mortgage loans, net	$2,927,287	$39,577	$2,966,864	$2,806,255	$41,854	$2,848,109
For the purposes of certain single-family mortgage loan disclosures below, we present loans by class of financing receivable type. Financing receivable classes used for disclosure consist of: "20- and 30-year or more, amortizing fixed-rate," "15-year or less, amortizing fixed-rate," and "adjustable-rate and other." The "other" class consists of Alt-A, interest-only, and option ARM loans.
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In millions)	2Q 2022	2Q 2021	YTD 2022	YTD 2021
Single-Family:
Purchases:
Held-for-investment loans	$137,665	$287,096	$344,600	$647,668
Sale of held-for-sale loans(1)	1,429	3,037	1,444	3,037
Multifamily:
Purchases:
Held-for-investment loans	2,957	1,299	5,522	2,920
Held-for-sale loans	11,372	11,543	23,639	23,836
Sale of held-for-sale loans(2)	14,899	17,718	29,191	38,831
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
Table 3.3 - Loan Reclassifications

	2Q 2022			2Q 2021
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$325	$10	$—	$469	$28	$—
Held-for-sale to held-for-investment(1)	75	(4)	3	67	6	—
Multifamily reclassifications from:
Held-for-investment to held-for-sale	386	1	—	1,202	5	—
Held-for-sale to held-for-investment	39	—	—	12	—	—
Referenced footnote is included after the year-to-date table.

Freddie Mac 2Q 2022 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2022			YTD 2021
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-family reclassifications from:
Held-for-investment to held-for-sale	$573	$10	$—	$970	$35	$—
Held-for-sale to held-for-investment(1)	137	(7)	3	102	9	—
Multifamily reclassifications from:
Held-for-investment to held-for-sale	701	1	—	1,730	6	—
Held-for-sale to held-for-investment	285	—	—	21	—	—
(1)Allowance for credit losses established upon loan reclassification from held-for-sale to held-for-investment to reflect the net amount we expect to collect on the loan. Loans with prior charge-offs may have a negative allowance for credit losses established upon reclassification.
Interest Income

The table below presents the amortized cost basis of non-accrual loans as of the beginning and the end of the periods presented, including the interest income recognized for the period that is related to the loans on non-accrual status as of period end.
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	March 31, 2022	June 30, 2022	2Q 2022	YTD 2022
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$13,831	$11,021	$40	$80
15-year or less, amortizing fixed-rate	684	562	1	3
Adjustable-rate and other	580	435	1	3
Total Single-Family	15,095	12,018	42	86
Total Multifamily	42	42	—	—
Total Single-Family and Multifamily	$15,137	$12,060	$42	$86

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	March 31, 2021	June 30, 2021	2Q 2021	YTD 2021
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$21,137	$19,431	$35	$70
15-year or less, amortizing fixed-rate	1,031	914	1	3
Adjustable-rate and other	996	879	1	3
Total Single-Family	23,164	21,224	37	76
Total Multifamily	—	—	—	—
Total Single-Family and Multifamily	$23,164	$21,224	$37	$76
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
Table 3.5 - Accrued Interest Receivable, Net and Related Charge-Offs

	Accrued Interest Receivable, Net		Accrued Interest Receivable Related Charge-Offs
(In millions)	June 30, 2022	December 31, 2021	2Q 2022	2Q 2021	YTD 2022	YTD 2021
Single-Family loans	$7,458	$7,065	($58)	($119)	($145)	($285)
Multifamily loans	122	125	—	—	—	—

Freddie Mac 2Q 2022 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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
The table below presents the amortized cost basis of single-family held-for-investment loans by current LTV ratio. Our current LTV ratios are estimates based on available data through the end of each period presented. For reporting purposes:
■    Alt-A loans continue to be presented in the "adjustable-rate and other" category following modification, even though the borrower may have provided full documentation of assets and income to complete the modification and
■    Option ARM loans continue to be presented in the "adjustable-rate and other" category following modification, even though the modified loan no longer provides for optional payment provisions.
Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	June 30, 2022
	Year of Origination						Total
(In millions)	2022	2021	2020	2019	2018	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$47,446	$426,668	$526,497	$94,360	$42,009	$434,009	$1,570,989
> 60 to 80	108,231	432,622	183,489	29,468	8,160	11,300	773,270
> 80 to 90	36,712	88,209	3,088	497	135	548	129,189
> 90 to 100	29,808	1,700	227	25	14	194	31,968
> 100	14	1	—	1	4	210	230
Total 20- and 30-year or more, amortizing fixed-rate	222,211	949,200	713,301	124,351	50,322	446,261	2,505,646
15-year or less, amortizing fixed-rate
≤ 60	13,108	121,324	116,182	15,904	6,189	78,186	350,893
> 60 to 80	9,712	28,266	3,872	218	26	27	42,121
> 80 to 90	817	654	9	—	1	3	1,484
> 90 to 100	252	7	—	—	—	2	261
> 100	—	—	—	—	—	2	2
Total 15-year or less, amortizing fixed-rate	23,889	150,251	120,063	16,122	6,216	78,220	394,761
Adjustable-rate and other
≤ 60	817	3,052	1,661	711	481	16,911	23,633
> 60 to 80	1,211	2,002	214	75	31	454	3,987
> 80 to 90	350	168	2	1	1	37	559
> 90 to 100	206	4	—	—	—	13	223
> 100	—	—	—	—	—	9	9
Total adjustable-rate and other	2,584	5,226	1,877	787	513	17,424	28,411
Total Single-Family loans	$248,684	$1,104,677	$835,241	$141,260	$57,051	$541,905	$2,928,818

Total for all loan product types by current LTV ratio:
≤ 60	$61,371	$551,044	$644,340	$110,975	$48,679	$529,106	$1,945,515
> 60 to 80	119,154	462,890	187,575	29,761	8,217	11,781	819,378
> 80 to 90	37,879	89,031	3,099	498	137	588	131,232
> 90 to 100	30,266	1,711	227	25	14	209	32,452
> 100	14	1	—	1	4	221	241
Total Single-Family loans	$248,684	$1,104,677	$835,241	$141,260	$57,051	$541,905	$2,928,818

Freddie Mac 2Q 2022 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2021
	Year of Origination						Total
(In millions)	2021	2020	2019	2018	2017	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$260,244	$397,680	$77,812	$39,143	$61,434	$405,467	$1,241,780
> 60 to 80	467,193	334,560	60,570	18,914	12,715	17,354	911,306
> 80 to 90	124,074	28,944	2,034	482	208	818	156,560
> 90 to 100	66,851	1,083	126	45	29	309	68,443
> 100	75	2	4	8	18	328	435
Total 20- and 30-year or more, amortizing fixed-rate	918,437	762,269	140,546	58,592	74,404	424,276	2,378,524
15-year or less, amortizing fixed-rate
≤ 60	93,732	111,899	17,335	7,161	13,602	78,001	321,730
> 60 to 80	52,521	18,834	1,136	137	54	36	72,718
> 80 to 90	3,785	168	6	2	2	3	3,966
> 90 to 100	598	2	1	1	1	2	605
> 100	4	—	—	1	1	3	9
Total 15-year or less, amortizing fixed-rate	150,640	130,903	18,478	7,302	13,660	78,045	399,028
Adjustable-rate and other
≤ 60	2,054	1,554	727	543	1,657	17,517	24,052
> 60 to 80	2,435	535	209	90	190	795	4,254
> 80 to 90	417	16	6	3	4	66	512
> 90 to 100	116	—	—	—	—	30	146
> 100	1	—	—	—	—	18	19
Total adjustable-rate and other	5,023	2,105	942	636	1,851	18,426	28,983
Total Single-Family loans	$1,074,100	$895,277	$159,966	$66,530	$89,915	$520,747	$2,806,535

Total for all loan product types by current LTV ratio:
≤ 60	$356,030	$511,133	$95,874	$46,847	$76,693	$500,985	$1,587,562
> 60 to 80	522,149	353,929	61,915	19,141	12,959	18,185	988,278
> 80 to 90	128,276	29,128	2,046	487	214	887	161,038
> 90 to 100	67,565	1,085	127	46	30	341	69,194
> 100	80	2	4	9	19	349	463
Total Single-Family loans	$1,074,100	$895,277	$159,966	$66,530	$89,915	$520,747	$2,806,535
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 2Q 2022 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	June 30, 2022
	Year of Origination							Total
(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans
Category:
Pass	$4,153	$8,006	$6,651	$5,196	$957	$3,056	$1,857	$29,876
Special mention	—	—	40	397	7	63	—	507
Substandard	—	—	32	141	4	85	—	262
Doubtful	—	—	—	—	—	—	—	—
Total	$4,153	$8,006	$6,723	$5,734	$968	$3,204	$1,857	$30,645

	December 31, 2021
	Year of Origination							Total
(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans
Category:
Pass	$6,955	$7,116	$5,273	$979	$610	$2,795	$2,275	$26,003
Special mention	—	40	372	—	3	42	—	457
Substandard	—	62	171	4	2	44	—	283
Doubtful	—	—	—	—	—	—	—	—
Total	$6,955	$7,218	$5,816	$983	$615	$2,881	$2,275	$26,743
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status

	June 30, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing Interest	Non-accrual With No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,472,518	$15,884	$3,318	$13,926	$2,505,646	$3,319	$717
15-year or less, amortizing fixed-rate	392,419	1,373	221	748	394,761	201	14
Adjustable-rate and other	27,539	303	73	496	28,411	35	93
Total Single-Family	2,892,476	17,560	3,612	15,170	2,928,818	3,555	824
Total Multifamily	30,603	—	—	42	30,645	—	42
Total Single-Family and Multifamily	$2,923,079	$17,560	$3,612	$15,212	$2,959,463	$3,555	$866

	December 31, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing Interest	Non-accrual with No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,338,076	$14,833	$3,214	$22,401	$2,378,524	$5,784	$857
15-year or less, amortizing fixed-rate	396,030	1,550	230	1,218	399,028	392	13
Adjustable-rate and other	27,752	280	89	862	28,983	95	102
Total Single-Family	2,761,858	16,663	3,533	24,481	2,806,535	6,271	972
Total Multifamily	26,743	—	—	—	26,743	—	—
Total Single-Family and Multifamily	$2,788,601	$16,663	$3,533	$24,481	$2,833,278	$6,271	$972
Referenced footnotes are on the next page.

Freddie Mac 2Q 2022 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

(1)Includes $1.4 billion and $0.7 billion of single-family loans that were in the process of foreclosure as of June 30, 2022 and December 31, 2021, respectively.
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

Freddie Mac 2Q 2022 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Most of our modifications involve a combination of: (1) a payment delay in the form of adding outstanding indebtedness to the UPB of the loan, and (2) an interest rate reduction, a term extension, or both.
The table below presents the amortized cost basis of Single-Family held-for-investment loan restructurings involving borrowers experiencing financial difficulty that we entered into during the periods presented.
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2022
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension(3)	Payment Delay, Term Extension, and Interest Rate Reduction(3)	Total	Total as % of Class of Financing Receivable(4)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$6,832	$520	$2,476	$9,828	0.4%
15-year or less, amortizing fixed-rate	429	15	16	460	0.1
Adjustable-rate and other	139	14	50	203	0.7
Total Single-Family loan restructurings	$7,400	$549	$2,542	$10,491	0.4

	YTD 2022
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension(3)	Payment Delay, Term Extension, and Interest Rate Reduction(3)	Total	Total as % of Class of Financing Receivable(4)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$14,268	$1,172	$5,361	$20,801	0.8%
15-year or less, amortizing fixed-rate	910	28	69	1,007	0.3
Adjustable-rate and other	314	29	126	469	1.6
Total Single-Family loan restructurings	$15,492	$1,229	$5,556	$22,277	0.8
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period.
(2)    Includes $3.6 billion and $8.4 billion related to payment deferral plans for 2Q 2022 and YTD 2022, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
(3)    Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified. The amortized cost basis of loans in trial period modification plans was $2.6 billion as of June 30, 2022.
(4)    Based on the amortized cost basis as of period end, divided by the total period-end amortized cost basis of the corresponding financing receivable class of Single-Family held-for-investment loans.
The table below shows the financial effect of Single-Family held-for-investment loan restructurings involving borrowers experiencing financial difficulty that we entered into during the periods presented.
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2022
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.4%	185	$21
15-year or less, amortizing fixed-rate	0.6	359	22
Adjustable-rate and other	2.2	234	26
Referenced footnotes are included after the year-to-date table.

Freddie Mac 2Q 2022 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2022
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.5%	187	$23
15-year or less, amortizing fixed-rate	0.6	358	24
Adjustable-rate and other	2.3	228	27
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
The following table provides the amortized cost basis of single-family held-for-investment loans restructured during YTD 2022 involving borrowers experiencing financial difficulty that subsequently defaulted (i.e., loans that became two months delinquent) during the periods presented.
Table 3.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2022
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$364	$30	$69	$463
15-year or less, amortizing fixed-rate	18	—	—	18
Adjustable-rate and other	10	2	1	13
Total Single-Family	$392	$32	$70	$494

	YTD 2022
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$717	$38	$76	$831
15-year or less, amortizing fixed-rate	45	—	—	45
Adjustable-rate and other	24	2	1	27
Total Single-Family	$786	$40	$77	$903
(1)    Excludes forbearance plans and repayment plans as borrowers are typically past due based on the loan's original contractual terms at the time the borrowers enter into these plans.
The table below presents the amortized cost basis of single-family held-for-investment loans restructured during YTD 2022 by payment status. While a single-family loan is in a forbearance plan or repayment plan, payments continue to be due based on the loan’s original contractual terms because the loan has not been permanently modified. As a result, we report single-family loans in forbearance plans and repayment plans as delinquent to the extent that payments are past due based on the loan’s original contractual terms. Loans that have been restructured by entering into a payment deferral plan or loan modification are reported as delinquent to the extent that payments are past due based on the loan's restructured terms.

Freddie Mac 2Q 2022 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.12 - Payment Status of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty

	June 30, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$13,524	$1,905	$1,224	$4,148	$20,801
15-year or less, amortizing fixed-rate	610	97	72	228	1,007
Adjustable-rate and other	292	31	21	125	469
Total Single-Family	$14,426	$2,033	$1,317	$4,501	$22,277
Multifamily Loan Restructurings
We offer several types of restructurings to multifamily borrowers that may result in a payment delay, interest rate reduction, term extension, principal forgiveness, or combination thereof. In certain cases, we offer multifamily borrowers forbearance plans that allow borrowers to defer monthly payments during a defined period. After the forbearance period ends, the borrowers are required to repay forborne loan amounts in monthly installments. In addition, in certain cases, for maturing loans we may provide term extensions with no changes to the effective borrowing rate. In other cases, we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as interest rate reductions, term extensions, principal forbearance and/or forgiveness, or some combination of these items. There were no restructuring activities related to Multifamily held-for-investment loans involving borrowers experiencing financial difficulty for the six months ended June 30, 2022.
Prior Period Troubled Debt Restructuring Information

The table below provides details of our single-family loan modifications that were classified as TDRs during the periods presented.
Table 3.13 - Single-Family TDR Modification Metrics

	2Q 2021	YTD 2021
Percentage of single-family loan modifications that were classified as TDRs with:
Interest rate reductions and related term extensions	13%	14%
Principal forbearance and related interest rate reductions and term extensions	37	35
Average coupon interest rate reduction	0.4%	0.4%
Average months of term extension	145	149
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the periods presented. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.
Table 3.14 - TDR Activity

	2Q 2021		YTD 2021
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-Family:(1)(2)
20- and 30-year or more, amortizing fixed-rate	3,729	$656	7,511	$1,327
15-year or less, amortizing fixed-rate	425	47	897	94
Adjustable-rate and other	208	30	407	58
Total Single-Family	4,362	733	8,815	1,479
Multifamily	—	—	—	—
(1)The pre-TDR amortized cost basis for single-family loans initially classified as TDRs during 2Q 2021 and YTD 2021 was $0.8 billion and $1.5 billion, respectively.
(2)Includes certain bankruptcy events and forbearance plans, repayment plans, payment deferral plans, and modification activities that do not qualify for the temporary relief related to TDRs provided by the CARES Act based on servicer reporting at the time of the TDR event.

Freddie Mac 2Q 2022 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the periods presented and had completed a modification during the year preceding the payment default.
Table 3.15 - Payment Defaults of Completed TDR Modifications

	2Q 2021		YTD 2021
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-Family:
20- and 30-year or more, amortizing fixed-rate	682	$124	1,813	$322
15-year or less, amortizing fixed-rate	24	2	86	9
Adjustable-rate and other	95	14	237	38
Total Single-Family	801	140	2,136	369
Multifamily	—	—	—	—
Non-Cash Investing and Financing Activities

During YTD 2022 and YTD 2021, we acquired $247.8 billion and $295.5 billion, respectively, of loans held-for-investment in exchange for the issuance of debt of consolidated trusts in guarantor swap transactions. We received approximately $105.8 billion and $112.1 billion of loans held-for-investment from sellers during YTD 2022 and YTD 2021, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 2Q 2022 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Table 4.1 - Financial Guarantees

	June 30, 2022			December 31, 2021
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-Family:
Securitization activity guarantees	$26,883	$396	40	$27,975	$398	39
Other mortgage-related guarantees	9,961	226	30	10,588	251	30
Guarantees of Fannie Mae securities	126,927	—	39	111,150	—	40
Total Single-Family	$163,771	$622		$149,713	$649
Multifamily:
Securitization activity guarantees	$320,025	$4,828	38	$317,006	$4,663	38
Other mortgage-related guarantees	10,140	371	32	10,456	404	32
Total Multifamily	$330,165	$5,199		$327,462	$5,067
Other guarantees:
Written options	$27,724	$1,591	9	$34,861	$1,596	10
CRT-related derivatives	37,755	58	30	33,188	35	30
Other	5,881	330	30	1,750	21	29
Total other guarantees	$71,360	$1,979		$69,799	$1,652
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
The table below shows the payment status of the mortgage loans underlying our guarantees that are not measured at fair value.
Table 4.2 – UPB of Loans Underlying Our Guarantees by Payment Status

	June 30, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-Family	$37,686	$1,975	$701	$2,043	$42,405
Multifamily	372,726	14	5	218	372,963
Total	$410,412	$1,989	$706	$2,261	$415,368

	December 31, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-Family	$38,964	$2,040	$692	$2,341	$44,037
Multifamily	370,541	47	7	317	370,912
Total	$409,505	$2,087	$699	$2,658	$414,949
(1)Loan-level payment status is not available for certain guarantees totaling $0.3 billion and $0.4 billion as of June 30, 2022 and December 31, 2021, respectively, and therefore is not included in the table above.

Freddie Mac 2Q 2022 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
In 1Q 2022, we adopted accounting guidance that eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, we no longer incorporate the expected credit losses for TDRs we reasonably expect will occur in our estimation of the allowance for credit losses. See Note 3 for more information on the adoption of the new accounting guidance.
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	2Q 2022			2Q 2021			YTD 2022			YTD 2021
(In millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Beginning balance	$4,849	$72	$4,921	$6,130	$150	$6,280	$5,440	$78	$5,518	$6,353	$200	$6,553
Provision (benefit) for credit losses	298	9	307	(686)	(54)	(740)	(533)	3	(530)	(832)	(104)	(936)
Charge-offs	(107)	—	(107)	(203)	—	(203)	(280)	—	(280)	(441)	—	(441)
Recoveries collected	43	—	43	61	—	61	95	—	95	107	—	107
Other(1)	259	—	259	211	—	211	620	—	620	326	—	326
Ending balance	$5,342	$81	$5,423	$5,513	$96	$5,609	$5,342	$81	$5,423	$5,513	$96	$5,609

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$4,904	$35	$4,939	$4,601	$47	$4,648
Advances of pre-foreclosure costs	380	—	380	691	—	691
Accrued interest receivable on mortgage loans	6	—	6	168	—	168
Off-balance sheet credit exposures	52	46	98	53	49	102
Total ending balance	$5,342	$81	$5,423	$5,513	$96	$5,609
(1)Primarily includes capitalization of past due interest related to non-accrual loans that receive payment deferral plans and loan modifications.
■    2Q 2022 vs. 2Q 2021 - A provision for credit losses in 2Q 2022, primarily driven by portfolio growth and deterioration in forecasted economic conditions, compared to a benefit for credit losses in 2Q 2021, which was primarily driven by a reserve release due to observed house price appreciation and improving economic conditions.
■    YTD 2022 vs. YTD 2021 - Benefit for credit losses decreased primarily due to portfolio growth and deterioration in forecasted economic conditions.
In addition, charge-offs decreased year-over-year due to a decrease in charge-offs of accrued interest receivable during the 2022 periods.

Freddie Mac 2Q 2022 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	June 30, 2022	December 31, 2021
Trading securities	$43,816	$49,003
Available-for-sale securities	5,121	4,012
Total fair value of investment securities	$48,937	$53,015
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	June 30, 2022	December 31, 2021
Mortgage-related securities	$12,456	$16,231
Non-mortgage-related securities	31,360	32,772
Total fair value of trading securities	$43,816	$49,003
For trading securities held at June 30, 2022, we recorded net unrealized losses of $0.3 billion and $1.1 billion during 2Q 2022 and YTD 2022, respectively. For trading securities held at June 30, 2021, we recorded net unrealized losses of $0.4 billion and $0.8 billion during 2Q 2021 and YTD 2021, respectively.
Available-for-Sale Securities

The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 6.3 - Available-for-Sale Securities

	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
June 30, 2022	$4,990	$253	($122)	$5,121	$12
December 31, 2021	3,638	376	(2)	4,012	10
The fair value of our available-for-sale securities held at June 30, 2022 scheduled to contractually mature after ten years was $1.7 billion, with $2.7 billion scheduled to contractually mature after five years through ten years.
The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 6.4 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	2Q 2022	2Q 2021	YTD 2022	YTD 2021
Gross realized gains	$1	$121	$1	$520
Gross realized losses	(3)	(22)	(4)	(53)
Net realized gains (losses)	($2)	$99	($3)	$467
Non-Cash Investing and Financing Activities

During YTD 2022 and YTD 2021, we recognized $8.3 billion and $23.9 billion, respectively, of investment securities in exchange for the issuance of debt of consolidated trusts through partial sales of commingled single-class resecuritization products that were previously consolidated.
During YTD 2022, we deconsolidated $7.7 billion of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary.

Freddie Mac 2Q 2022 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Debt
The table below summarizes the balances of total debt on our condensed consolidated balance sheets.
Table 7.1 - Total Debt

(In millions)	June 30, 2022	December 31, 2021
Debt of consolidated trusts	$2,934,115	$2,803,054
Debt of Freddie Mac:
Short-term debt	3,112	—
Long-term debt	155,951	177,131
Total debt of Freddie Mac	159,063	177,131
Total debt	$3,093,178	$2,980,185
As of June 30, 2022, our aggregate indebtedness pursuant to the Purchase Agreement was $168.6 billion, which was below the current $300.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Debt of Consolidated Trusts

The table below summarizes the debt of consolidated trusts based on underlying loan product type.
Table 7.2 - Debt of Consolidated Trusts

	June 30, 2022				December 31, 2021
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family(3):
20- and 30-year or more, fixed-rate	2022 - 2061	$2,440,644	$2,488,823	2.63%	2022 - 2061	$2,297,650	$2,358,397	2.62%
15-year or less, fixed-rate	2022 - 2037	387,599	395,094	2.11	2022 - 2037	390,320	399,647	2.13
Adjustable-rate and other	2022 - 2052	23,583	24,281	2.41	2022 - 2052	24,248	24,921	2.31
Total Single-Family		2,851,826	2,908,198			2,712,218	2,782,965
Multifamily	2022 - 2052	25,896	25,917	2.35	2022 - 2051	19,838	20,089	2.17
Total debt of consolidated trusts		$2,877,722	$2,934,115			$2,732,056	$2,803,054
(1)Includes $2.3 billion and $1.1 billion as of June 30, 2022 and December 31, 2021, respectively, of debt of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt of consolidated trusts was 2.08% and 1.71% as of June 30, 2022 and December 31, 2021, respectively.
(3)Prior period was revised to conform to the current period presentation.

Freddie Mac 2Q 2022 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Debt of Freddie Mac

The table below summarizes the balances and effective interest rates for debt of Freddie Mac.
Table 7.3 - Total Debt of Freddie Mac

	June 30, 2022			December 31, 2021
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Short-term debt:
Discount notes and Reference Bills	$1,575	$1,572	1.20%	$—	$—	—%
Medium-term notes	1,540	1,540	1.07	—	—	—
Securities sold under agreements to repurchase	9,977	9,977	1.06	7,333	7,333	(0.10)
Offsetting arrangements(3)	(9,977)	(9,977)		(7,333)	(7,333)
Total short-term debt	3,115	3,112	1.14	—	—	—
Long-term debt:
Original maturities on or before December 31,
2022	18,369	18,379	0.46	48,625	48,641	0.18
2023	40,822	40,792	0.58	38,688	38,644	0.47
2024	20,783	20,766	1.47	13,274	13,257	0.46
2025	40,911	40,616	1.15	35,436	35,108	0.84
2026	4,984	4,982	0.97	4,717	4,715	0.83
Thereafter	33,232	31,661	2.95	31,736	30,052	2.91
STACR and SCR debt(4)	6,332	6,195	5.57	9,139	8,981	4.23
Hedging-related basis adjustments	N/A	(7,440)		N/A	(2,267)
Total long-term debt	165,433	155,951	1.49	181,615	177,131	1.07
Total debt of Freddie Mac(5)	$168,548	$159,063		$181,615	$177,131
(1)Represents par value, net of associated discounts or premiums and issuance cost. Includes $1.3 billion and $1.4 billion at June 30, 2022 and December 31, 2021, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected.
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
(5)Carrying amount for debt of Freddie Mac includes callable debt of $85.5 billion and $68.5 billion at June 30, 2022 and December 31, 2021, respectively.

Freddie Mac 2Q 2022 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
We apply fair value hedge accounting to certain single-family mortgage loans and certain issuances of debt where we hedge the changes in fair value of these items attributable to the designated benchmark interest rate, using interest-rate swaps.
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	June 30, 2022			December 31, 2021
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$539,173	$1,199	($900)	$561,393	$1,748	($3,319)
Written options	27,724	—	(1,591)	34,861	—	(1,597)
Purchased options(1)	105,270	4,081	—	137,873	3,585	—
Futures	111,420	—	—	126,528	—	—
Total interest-rate management derivatives	783,587	5,280	(2,491)	860,655	5,333	(4,916)
Mortgage commitment derivatives:
Forward contracts to purchase mortgage loans	4,148	27	(4)	7,582	15	(5)
Forward contracts to purchase mortgage-related securities	19,239	115	(70)	16,605	26	(8)
Forward contracts to sell mortgage-related securities	34,299	99	(207)	59,469	38	(73)
Total mortgage commitment derivatives	57,686	241	(281)	83,656	79	(86)
CRT-related derivatives	37,892	102	(60)	33,351	15	(37)
Other	8,553	2	(330)	4,335	2	(21)
Total derivatives not designated as hedges	887,718	5,625	(3,162)	981,997	5,429	(5,060)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	159,549	144	(5,873)	154,819	37	(2,689)
Total derivatives designated as fair value hedges	159,549	144	(5,873)	154,819	37	(2,689)
Derivative interest receivable (payable)(2)		429	(727)		360	(413)
Netting adjustments(3)		(5,574)	8,699		(5,366)	7,880
Total derivative portfolio, net	$1,047,267	$624	($1,063)	$1,136,816	$460	($282)
(1)Includes swaptions on credit indices with a notional or contractual amount of $8.4 billion and $9.4 billion at June 30, 2022 and December 31, 2021, respectively, and a fair value of $5.0 million and $1.0 million at June 30, 2022 and December 31, 2021, respectively.
(2)Includes other derivative receivables and payables.
(3)Represents counterparty netting and cash collateral netting.
See Note 9 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac 2Q 2022 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our condensed consolidated statements of operations and comprehensive income (loss) as investment gains (losses), net.
Table 8.2 - Gains and Losses on Derivatives

(In millions)	2Q 2022	2Q 2021	YTD 2022	YTD 2021
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$126	$1,039	$754	$1,654
Written options	(320)	305	(684)	(156)
Purchased options	453	(586)	1,106	(634)
Futures	556	(127)	1,424	159
Total interest-rate risk management derivatives fair value gains (losses)	815	631	2,600	1,023
Mortgage commitment derivatives	880	(860)	2,719	616
CRT-related derivatives	49	15	33	(27)
Other	(24)	11	(35)	8
Total derivatives not designated as hedges fair value gains (losses)	1,720	(203)	5,317	1,620
Accrual of periodic cash settlements on swaps(1)	(212)	(360)	(386)	(812)
Total	$1,508	($563)	$4,931	$808
(1)Includes interest on variation margin on cleared interest-rate swaps.

Freddie Mac 2Q 2022 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Fair Value Hedges

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of operations and comprehensive income (loss) line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.3 - Gains and Losses on Fair Value Hedges

	2Q 2022		2Q 2021
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of operations and comprehensive income in which the effects of fair value hedges are recorded:	$20,008	($15,249)	$15,230	($10,463)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(1,523)	—	1,086	—
Derivatives designated as hedging instruments	1,408	—	(1,097)	—
Interest accruals on hedging instruments	(149)	—	(139)	—
Discontinued hedge-related basis adjustments amortization	(4)	—	(511)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	1,300	—	(600)
Derivatives designated as hedging instruments	—	(1,328)	—	568
Interest accruals on hedging instruments	—	(44)	—	248
Discontinued hedge-related basis adjustments amortization	—	2	—	3

	YTD 2022		YTD 2021
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of operations and comprehensive income in which the effects of fair value hedges are recorded:	$37,748	($28,885)	$29,132	($20,726)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(4,150)	—	(437)	—
Derivatives designated as hedging instruments	3,463	—	437	—
Interest accruals on hedging instruments	(416)	—	(253)	—
Discontinued hedge-related basis adjustments amortization	(128)	—	(1,292)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	5,161	—	1,514
Derivatives designated as hedging instruments	—	(5,224)	—	(1,620)
Interest accruals on hedging instruments	—	100	—	503
Discontinued hedge-related basis adjustments amortization	—	12	—	8

Freddie Mac 2Q 2022 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	June 30, 2022
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,027,104	($1,504)	($290)	($1,214)	$85,498	$11,516
Mortgage loans held-for-sale	39	1	—	1	—	—
Debt	(128,332)	7,440	—	(13)	—	—

	December 31, 2021
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$855,173	$2,774	$—	$2,774	$—	$—
Debt	(124,235)	2,267	—	(30)	—	—

Freddie Mac 2Q 2022 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements and Offsetting Arrangements
Offsetting of Financial Assets and Liabilities

The table below presents offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements.
Table 9.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	June 30, 2022
	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets		Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$5,848	($4,566)	($1,026)	$256	($19)	$237
Cleared and exchange-traded derivatives	5	—	18	23	—	23
Mortgage commitment derivatives	241	—	—	241	—	241
Other	104	—	—	104	—	104
Total derivatives	6,198	(4,566)	(1,008)	624	(19)	605
Securities purchased under agreements to resell	96,473	(9,977)	—	86,496	(86,496)	—
Total	$102,671	($14,543)	($1,008)	$87,120	($86,515)	$605
Liabilities:
Derivatives:
OTC derivatives	($8,837)	$4,566	$4,094	($177)	$4	($173)
Cleared and exchange-traded derivatives	(254)	—	39	(215)	215	—
Mortgage commitment derivatives	(281)	—	—	(281)	—	(281)
Other	(390)	—	—	(390)	—	(390)
Total derivatives	(9,762)	4,566	4,133	(1,063)	219	(844)
Securities sold under agreements to repurchase	(9,977)	9,977	—	—	—	—
Total	($19,739)	$14,543	$4,133	($1,063)	$219	($844)
Referenced footnotes are included after the next table.

Freddie Mac 2Q 2022 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

	December 31, 2021
	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets		Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$5,670	($4,437)	($963)	$270	($250)	$20
Cleared and exchange-traded derivatives	60	(4)	38	94	—	94
Mortgage commitment derivatives	79	—	—	79	—	79
Other	17	—	—	17	—	17
Total derivatives	5,826	(4,441)	(925)	460	(250)	210
Securities purchased under agreements to resell	78,536	(7,333)	—	71,203	(71,203)	—
Total	$84,362	($11,774)	($925)	$71,663	($71,453)	$210
Liabilities:
Derivatives:
OTC derivatives	($7,979)	$4,437	$3,417	($125)	$—	($125)
Cleared and exchange-traded derivatives	(39)	4	22	(13)	13	—
Mortgage commitment derivatives	(86)	—	—	(86)	—	(86)
Other	(58)	—	—	(58)	—	(58)
Total derivatives	(8,162)	4,441	3,439	(282)	13	(269)
Securities sold under agreements to repurchase	(7,333)	7,333	—	—	—	—
Total	($15,495)	$11,774	$3,439	($282)	$13	($269)
(1)Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.
(2)Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets. For mortgage commitment derivatives, excludes collateral posted totaling $0.2 billion and $0.8 billion as of June 30, 2022 and December 31, 2021, respectively.
Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. We had $1.8 billion and $1.2 billion pledged to us as collateral that was invested as part of our other investments portfolio as of June 30, 2022 and December 31, 2021, respectively.
We primarily execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us, either with the central clearing organization or with other counterparties. At June 30, 2022 and December 31, 2021, we had $21.6 billion and $32.7 billion, respectively, of securities pledged to us in these transactions. In addition, as of June 30, 2022 and December 31, 2021, we had $1.1 billion and $0.8 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge.
Collateral Pledged by Freddie Mac
For cash collateral related to commitments and securities purchased under agreements to resell transactions primarily with central clearing organizations, we posted $0.2 billion and less than $0.1 billion as of June 30, 2022 and December 31, 2021, respectively.

Freddie Mac 2Q 2022 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 9.2 - Collateral in the Form of Securities Pledged

	June 30, 2022
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Debt of consolidated trusts(2)	$—	$—	$29	$29
Trading securities	1,707	9,007	645	11,359
Total securities pledged	$1,707	$9,007	$674	$11,388

	December 31, 2021
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Debt of consolidated trusts(2)	$—	$—	$161	$161
Trading securities	1,542	7,333	1,115	9,990
Total securities pledged	$1,542	$7,333	$1,276	$10,151
(1)Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
(2)Represents debt of consolidated trusts held by us in our mortgage-related investments portfolio which are recorded as a reduction to debt of consolidated trusts on our condensed consolidated balance sheets.
The table below summarizes the underlying collateral pledged and the remaining contractual maturity of our gross obligations under securities sold under agreements to repurchase.
Table 9.3 - Underlying Collateral Pledged

	June 30, 2022
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
U.S. Treasury securities and other	$2,729	$—	$6,278	$—	$9,007

Freddie Mac 2Q 2022 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of operations and comprehensive income (loss).
Table 10.1 - Components of Net Interest Income

(In millions)	2Q 2022	2Q 2021	YTD 2022	YTD 2021
Interest income
Mortgage loans	$19,324	$14,590	$36,634	$27,845
Investment securities	464	617	848	1,227
Other	220	23	266	60
Total interest income	20,008	15,230	37,748	29,132
Interest expense
Debt of consolidated trusts	(14,595)	(10,032)	(27,844)	(19,788)
Debt of Freddie Mac:
Short-term debt	(20)	—	(20)	(2)
Long-term debt	(634)	(431)	(1,021)	(936)
Total interest expense	(15,249)	(10,463)	(28,885)	(20,726)
Net interest income	4,759	4,767	8,863	8,406
Benefit (provision) for credit losses	(307)	740	530	936
Net interest income after benefit (provision) for credit losses	$4,452	$5,507	$9,393	$9,342

Freddie Mac 2Q 2022 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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
The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	2Q 2022			2Q 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income	$4,535	$224	$4,759	$4,460	$307	$4,767
Non-interest income (loss)
Guarantee income	35	170	205	10	346	356
Investment gains (losses), net	232	89	321	137	499	636
Other income (loss)	69	50	119	108	(1)	107
Non-interest income (loss)	336	309	645	255	844	1,099
Net revenues	4,871	533	5,404	4,715	1,151	5,866
Benefit (provision) for credit losses	(298)	(9)	(307)	686	54	740
Non-interest expense	(1,854)	(166)	(2,020)	(1,803)	(166)	(1,969)
Income (loss) before income tax (expense) benefit	2,719	358	3,077	3,598	1,039	4,637
Income tax (expense) benefit	(551)	(73)	(624)	(743)	(215)	(958)
Net income (loss)	2,168	285	2,453	2,855	824	3,679
Other comprehensive income (loss), net of taxes and reclassification adjustments	5	(71)	(66)	(74)	6	(68)
Comprehensive income (loss)	$2,173	$214	$2,387	$2,781	$830	$3,611

Freddie Mac 2Q 2022 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	YTD 2022			YTD 2021
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
(In millions)
Net interest income	$8,341	$522	$8,863	$7,768	$638	$8,406
Non-interest income (loss)
Guarantee income	65	210	275	99	505	604
Investment gains (losses), net	1,484	350	1,834	437	1,407	1,844
Other income (loss)	195	83	278	260	25	285
Non-interest income (loss)	1,744	643	2,387	796	1,937	2,733
Net revenues	10,085	1,165	11,250	8,564	2,575	11,139
Benefit (provision) for credit losses	533	(3)	530	832	104	936
Non-interest expense	(3,632)	(320)	(3,952)	(3,612)	(345)	(3,957)
Income (loss) before income tax (expense) benefit	6,986	842	7,828	5,784	2,334	8,118
Income tax (expense) benefit	(1,407)	(170)	(1,577)	(1,191)	(481)	(1,672)
Net income (loss)	5,579	672	6,251	4,593	1,853	6,446
Other comprehensive income (loss), net of taxes and reclassification adjustments	(7)	(179)	(186)	(402)	(55)	(457)
Comprehensive income (loss)	$5,572	$493	$6,065	$4,191	$1,798	$5,989
We measure total assets for our reportable segments based on the mortgage portfolio for each segment. We operate our business in the U.S. and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the U.S. and its territories.
The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	June 30, 2022	December 31, 2021
Single-Family	$2,927,929	$2,792,224
Multifamily	415,055	414,663
Total segment assets	3,342,984	3,206,887
Reconciling items(1)	(197,403)	(181,301)
Total assets per condensed consolidated balance sheets	$3,145,581	$3,025,586

(1)Reconciling items include assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 2Q 2022 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 3, Note 4, and Note 5 for more information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio(1)

	June 30, 2022			December 31, 2021
(Dollars in millions)	Portfolio UPB(2)	% of Portfolio	SDQ Rate	Portfolio UPB(2)	% of Portfolio	SDQ Rate
Region:(3)
West	$898,612	31%	0.56%	$858,535	31%	0.92%
Northeast	685,058	23	0.96	660,103	24	1.37
North Central	428,839	15	0.72	416,214	15	0.98
Southeast	494,452	17	0.80	461,084	16	1.21
Southwest	420,672	14	0.74	395,953	14	1.14
Total	$2,927,633	100%	0.76	$2,791,889	100%	1.12
State:
California	$516,523	18%	0.60	$497,521	18%	0.99
Texas	191,047	7	0.76	176,501	6	1.23
Florida	183,427	6	0.84	168,572	6	1.36
New York	127,168	4	1.44	120,655	4	2.07
Illinois	111,472	4	1.03	109,171	4	1.44
All other	1,797,996	61	0.71	1,719,469	62	1.03
Total	$2,927,633	100%	0.76	$2,791,889	100%	1.12
(1)Credit loss amounts related to our Single-Family mortgage portfolio were insignificant during both the 2022 periods and the 2021 periods.
(2)Excludes UPB of loans underlying certain securitization products for which data was not available.
(3)Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

Freddie Mac 2Q 2022 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2022
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$3,997	$1,124	$—	$5,121
Trading:
Mortgage-related securities	—	9,137	3,319	—	12,456
Non-mortgage-related securities	30,596	764	—	—	31,360
Total trading securities	30,596	9,901	3,319	—	43,816
Total investment securities	30,596	13,898	4,443	—	48,937
Mortgage loans held-for-sale	—	5,331	339	—	5,670
Other assets:
Guarantee assets	—	—	5,649	—	5,649
Derivative assets, net	—	5,758	11	—	5,769
Netting adjustments(1)	—	—	—	(5,145)	(5,145)
Total derivative assets, net	—	5,758	11	(5,145)	624
Other assets	—	25	121	—	146
Total other assets	—	5,783	5,781	(5,145)	6,419
Total assets carried at fair value on a recurring basis	$30,596	$25,012	$10,563	($5,145)	$61,026
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,978	$346	$—	$2,324
Debt of Freddie Mac	—	1,170	111	—	1,281
Total debt	—	3,148	457	—	3,605
Other liabilities:
Derivative liabilities, net	10	8,967	58	—	9,035
Netting adjustments(1)	—	—	—	(7,972)	(7,972)
Total derivative liabilities, net	10	8,967	58	(7,972)	1,063
Other liabilities	—	16	—	—	16
Total other liabilities	10	8,983	58	(7,972)	1,079
Total liabilities carried at fair value on a recurring basis	$10	$12,131	$515	($7,972)	$4,684
Referenced footnote is included after the prior period table.

Freddie Mac 2Q 2022 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$2,726	$1,286	$—	$4,012
Trading:
Mortgage-related securities:	—	12,845	3,386	—	16,231
Non-mortgage-related securities	31,780	992	—	—	32,772
Total trading securities	31,780	13,837	3,386	—	49,003
Total investment securities	31,780	16,563	4,672	—	53,015
Mortgage loans held-for-sale	—	10,498	—	—	10,498
Other assets:
Guarantee assets	—	—	5,919	—	5,919
Derivative assets, net	33	5,416	17	—	5,466
Netting adjustments(1)	—	—	—	(5,006)	(5,006)
Total derivative assets, net	33	5,416	17	(5,006)	460
Other assets	—	131	84	—	215
Total other assets	33	5,547	6,020	(5,006)	6,594
Total assets carried at fair value on a recurring basis	$31,813	$32,608	$10,692	($5,006)	$70,107
Liabilities:
Debt:
Debt of consolidated trusts	$—	$910	$184	$—	$1,094
Debt of Freddie Mac	—	1,274	110	—	1,384
Total debt	—	2,184	294	—	2,478
Other liabilities:
Derivative liabilities, net	—	7,726	23	—	7,749
Netting adjustments(1)	—	—	—	(7,467)	(7,467)
Total derivative liabilities, net	—	7,726	23	(7,467)	282
Other liabilities	—	4	1	—	5
Total other liabilities	—	7,730	24	(7,467)	287
Total liabilities carried at fair value on a recurring basis	$—	$9,914	$318	($7,467)	$2,765
(1)     Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

Freddie Mac 2Q 2022 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	2Q 2022
	Balance, April 1, 2022	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, June 30, 2022	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2022
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,188	$—	($7)	$43	$—	($1)	($99)	$—	$—	$1,124	$—	($5)
Trading	3,165	(232)	—	436	—	—	(15)	—	(35)	3,319	(57)	—
Total investment securities	4,353	(232)	(7)	479	—	(1)	(114)	—	(35)	4,443	(57)	(5)
Mortgage loans held-for-sale	—	(14)	—	—	—	(5)	(25)	383	—	339	(14)	—
Other assets:
Guarantee assets	5,696	(194)	—	—	376	—	(229)	—	—	5,649	(194)	—
Other assets	114	33	—	(6)	5	(5)	(9)	—	—	132	33	—
Total other assets	5,810	(161)	—	(6)	381	(5)	(238)	—	—	5,781	(161)	—
Total assets	$10,163	($407)	($7)	$473	$381	($11)	($377)	$383	($35)	$10,563	($232)	($5)

	Balance, April 1, 2022	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, June 30, 2022	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2022
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt	$402	$12	$—	($6)	$55	$—	($6)	$—	$—	$457	$23	$—
Other liabilities	47	14	—	—	—	—	(3)	—	—	58	13	—
Total liabilities	$449	$26	$—	($6)	$55	$—	($9)	$—	$—	$515	$36	$—
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2022 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	YTD 2022
	Balance, January 1, 2022	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, June 30, 2022	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2022
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,286	$—	($43)	$43	$—	($1)	($191)	$30	$—	$1,124	($1)	($33)
Trading	3,386	(658)	—	644	—	—	(33)	—	(20)	3,319	(312)	—
Total investment securities	4,672	(658)	(43)	687	—	(1)	(224)	30	(20)	4,443	(313)	(33)
Mortgage loans held-for-sale	—	(14)	—	—	—	(5)	(25)	383	—	339	(14)	—
Other assets:
Guarantee assets	5,919	(510)	—	—	708	—	(468)	—	—	5,649	(510)	—
Other assets	101	47	—	(9)	9	(5)	(11)	—	—	132	48	—
Total other assets	6,020	(463)	—	(9)	717	(5)	(479)	—	—	5,781	(462)	—
Total assets	$10,692	($1,135)	($43)	$678	$717	($11)	($728)	$413	($20)	$10,563	($789)	($33)

	Balance, January 1, 2022	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, June 30, 2022	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2022
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt	$294	$35	$—	($6)	$141	$—	($7)	$—	$—	$457	$56	$—
Other liabilities	24	37	—	1	—	—	(4)	—	—	58	35	—
Total liabilities	$318	$72	$—	($5)	$141	$—	($11)	$—	$—	$515	$91	$—

	2Q 2021
	Balance, April 1, 2021	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, June 30, 2021	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2021
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,836	$5	$9	$—	$—	($296)	($80)	$—	$—	$1,474	$6	$7
Trading	3,062	(171)	—	737	—	—	(23)	—	(82)	3,523	(177)	—
Total investment securities	4,898	(166)	9	737	—	(296)	(103)	—	(82)	4,997	(171)	7
Other assets:
Guarantee assets	5,688	5	—	—	416	—	(240)	—	—	5,869	48	—
Other assets	145	(44)	—	5	4	(9)	(6)	—	—	95	(44)	—
Total other assets	5,833	(39)	—	5	420	(9)	(246)	—	—	5,964	4	—
Total assets	$10,731	($205)	$9	$742	$420	($305)	($349)	$—	($82)	$10,961	($167)	$7

	Balance, April 1, 2021	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, June 30, 2021	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2021
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt	$380	($16)	$—	$—	$35	$—	($31)	$—	$—	$368	($14)	$—
Other liabilities	34	(9)	—	1	—	—	(3)	—	—	23	(12)	—
Total liabilities	$414	($25)	$—	$1	$35	$—	($34)	$—	$—	$391	($26)	$—

Freddie Mac 2Q 2022 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	YTD 2021
	Balance, January 1, 2021	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, June 30, 2021	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2021
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,588	$12	$4	$—	$—	$—	($130)	$—	$—	$1,474	$12	$3
Trading	3,259	(356)	—	1,112	—	(269)	(43)	—	(180)	3,523	(364)	—
Total investment securities	4,847	(344)	4	1,112	—	(269)	(173)	—	(180)	4,997	(352)	3
Other assets:												—
Guarantee assets	5,509	(83)	—	—	905	—	(462)	—	—	5,869	(79)	—
Other assets	171	(67)	—	1	10	(9)	(11)	—	—	95	(67)	—
Total other assets	5,680	(150)	—	1	915	(9)	(473)	—	—	5,964	(146)	—
Total assets	$10,527	($494)	$4	$1,113	$915	($278)	($646)	$—	($180)	$10,961	($498)	$3

	Balance, January 1, 2021	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, June 30, 2021	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2021(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2021
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt	$323	($10)	$—	$—	$89	$—	($34)	$—	$—	$368	($8)	$—
Other liabilities	19	6	—	2	2	—	(6)	—	—	23	—	—
Total liabilities	$342	($4)	$—	$2	$91	$—	($40)	$—	$—	$391	($8)	$—
(1)Transfers out of Level 3 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain agency securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at June 30, 2022 and June 30, 2021, respectively.

Freddie Mac 2Q 2022 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	June 30, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$714	Median of external sources	External pricing sources	$66.2 - $75.7	$69.8
	410	Other
Trading	2,705	Single external source	External pricing source	$0.0 - $6,510.7	$269.7
	614	Other
Mortgage loans held-for-sale	339	Single external source	External pricing source	$39.6 - $102.9	$85.7
Guarantee assets	5,264	Discounted cash flows	OAS	17 - 186 bps	45 bps
	385	Other
Insignificant Level 3 assets(2)	132
Total level 3 assets	$10,563
Liabilities
Insignificant Level 3 liabilities(2)	515
Total level 3 liabilities	$515

	December 31, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$839	Median of external sources	External pricing sources	$72.8 - $83.7	$77.0
	446	Other
Trading	2,846	Single external source	External pricing source	$0.0 - $7,343.1	$396.7
	541	Other
Guarantee assets	5,531	Discounted cash flows	OAS	17 - 186 bps	45 bps
	388	Other
Insignificant Level 3 assets(2)	101
Total level 3 assets	$10,692
Liabilities(2)
Insignificant Level 3 liabilities(2)	318
Total level 3 liabilities	$318
(1)     Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
(2) Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

Freddie Mac 2Q 2022 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	June 30, 2022				December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$—	$1,335	$1,335	$—	$12	$797	$809
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
Table 13.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	June 30, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$1,176	Median of external sources	External pricing sources	$81.5 - $103.1	$92.7
	159	Other
Total	$1,335

	December 31, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$625	Median of external sources	External pricing sources	$61.9 - $107.1	$97.3
	172	Other
Total	$797
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 2Q 2022 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Fair Value of Financial Instruments

The table below presents the carrying value and estimated fair value of our financial instruments. For certain types of financial instruments, such as cash and cash equivalents, securities purchased under agreements to resell, secured lending, and certain debt, the carrying value on our condensed consolidated balance sheets approximates fair value, as these assets and liabilities are short-term in nature and have limited fair value volatility.
Table 13.6 - Fair Value of Financial Instruments

		June 30, 2022
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$5,257	$5,257	$—	$—	$—	$5,257
Securities purchased under agreements to resell	Amortized cost	86,496	—	96,473	—	(9,977)	86,496
Investment securities:
Available-for-sale	FV - OCI	5,121	—	3,997	1,124	—	5,121
Trading	FV - NI	43,816	30,596	9,901	3,319	—	43,816
Total investment securities		48,937	30,596	13,898	4,443	—	48,937
Mortgage loans:
Loans held by consolidated trusts		2,913,414	—	2,436,417	202,651	—	2,639,068
Loans held by Freddie Mac		53,450	—	21,552	30,411	—	51,963
Total mortgage loans	Various(3)	2,966,864	—	2,457,969	233,062	—	2,691,031
Guarantee assets	FV - NI	5,649	—	—	5,651	—	5,651
Derivative assets, net	FV - NI	624	—	5,758	11	(5,145)	624
Non-derivative purchase and other commitments	FV - NI	25	—	57	—	—	57
Advances to lenders	Amortized cost	3,672	—	—	3,672	—	3,672
Secured lending	Amortized cost	900	—	899	1	—	900
Total financial assets		$3,118,424	$35,853	$2,575,054	$246,840	($15,122)	$2,842,625
Financial Liabilities
Debt:
Debt of consolidated trusts		$2,934,115	$—	$2,640,532	$786	$—	$2,641,318
Debt of Freddie Mac		159,063	—	167,396	3,408	(9,977)	160,827
Total debt	Various(4)	3,093,178	—	2,807,928	4,194	(9,977)	2,802,145
Guarantee obligations	Amortized cost	5,821	—	—	6,235	—	6,235
Derivative liabilities, net	FV - NI	1,063	10	8,967	58	(7,972)	1,063
Non-derivative purchase and other commitments	FV - NI	27	—	16	1,509	—	1,525
Total financial liabilities		$3,100,089	$10	$2,816,911	$11,996	($17,949)	$2,810,968
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.
(3)As of June 30, 2022, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $3.0 trillion, $6.7 billion, and $5.7 billion, respectively.
(4)As of June 30, 2022, the GAAP carrying amounts measured at amortized cost and FV - NI were $3.1 trillion and $3.6 billion, respectively.

Freddie Mac 2Q 2022 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2021
	GAAP Measurement Category(1)	GAAP Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$10,150	$10,150	$—	$—	$—	$10,150
Securities purchased under agreements to resell	Amortized cost	71,203	—	78,536	—	(7,333)	71,203
Investment securities:
Available-for-sale	FV - OCI	4,012	—	2,726	1,286	—	4,012
Trading	FV - NI	49,003	31,780	13,837	3,386	—	49,003
Total investment securities		53,015	31,780	16,563	4,672	—	53,015
Mortgage loans:
Loans held by consolidated trusts		2,784,626	—	2,563,588	238,133	—	2,801,721
Loans held by Freddie Mac		63,483	—	35,856	29,803	—	65,659
Total mortgage loans	Various(3)	2,848,109	—	2,599,444	267,936	—	2,867,380
Guarantee assets	FV - NI	5,919	—	—	5,923	—	5,923
Derivative assets, net	FV - NI	460	33	5,416	17	(5,006)	460
Non-derivative purchase and other commitments	FV - NI	131	—	217	—	—	217
Advances to lenders	Amortized cost	4,932	—	—	4,932	—	4,932
Secured lending	Amortized cost	1,263	—	1,187	76	—	1,263
Total financial assets		$2,995,182	$41,963	$2,701,363	$283,556	($12,339)	$3,014,543
Financial Liabilities
Debt:
Debt of consolidated trusts		$2,803,054	$—	$2,803,030	$656	$—	$2,803,686
Debt of Freddie Mac		177,131	—	185,793	3,957	(7,333)	182,417
Total debt	Various(4)	2,980,185	—	2,988,823	4,613	(7,333)	2,986,103
Guarantee obligations	Amortized cost	5,716	—	—	6,240	—	6,240
Derivative liabilities, net	FV - NI	282	—	7,726	23	(7,467)	282
Non-derivative purchase and other commitments	FV - NI	13	—	4	101	—	105
Total financial liabilities		$2,986,196	$—	$2,996,553	$10,977	($14,800)	$2,992,730
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
The table below presents the fair value and UPB related to certain loans and debt for which we have elected the fair value option. This table does not include interest-only securities related to debt of consolidated trusts and debt of Freddie Mac with a fair value of $0.5 billion and $0.3 billion as of June 30, 2022 and December 31, 2021, respectively.

Freddie Mac 2Q 2022 Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Table 13.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected

	June 30, 2022				December 31, 2021
(In millions)	Multifamily Held-For-Sale Loan Purchase Commitments	Multifamily Held-For-Sale Loans	Debt of Freddie Mac	Debt of Consolidated Trusts	Multifamily Held-For-Sale Loan Purchase Commitments	Multifamily Held-For-Sale Loans	Debt of Freddie Mac	Debt of Consolidated Trusts
Fair value	$8	$5,670	$1,081	$2,026	$127	$10,498	$1,252	$958
UPB	N/A	6,001	1,064	2,098	N/A	10,224	1,220	958
Difference	N/A	($331)	$17	($72)	N/A	$274	$32	$—
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in investment gains (losses), net, on our condensed consolidated statements of operations and comprehensive income (loss), related to items for which we have elected the fair value option.
Table 13.8 - Changes in Fair Value Under the Fair Value Option Election

	2Q 2022	2Q 2021	YTD 2022	YTD 2021
(In millions)	Gains (Losses)		Gains (Losses)
Multifamily held-for-sale loans	($273)	$221	($949)	($230)
Multifamily held-for-sale loan purchase commitments	(170)	342	(206)	537
Debt of Freddie Mac	(15)	22	(26)	30
Debt of consolidated trusts	171	13	243	9
Changes in fair value attributable to instrument-specific credit risk were not material for 2Q 2022, YTD 2022, 2Q 2021, and YTD 2021 for assets or liabilities for which we elected the fair value option.

Freddie Mac 2Q 2022 Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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

Freddie Mac 2Q 2022 Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
At present, Freddie Mac's only remaining causes of action are certain contract-based claims against Bank of America, N.A., Barclays Bank, Citibank, N.A., Credit Suisse, Deutsche Bank, Royal Bank of Scotland, and UBS AG. The court has established a process to determine the impact of the appellate decisions on the previously dismissed claims.
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
On January 10, 2018, FHFA and its Director, Fannie Mae, and Freddie Mac moved to dismiss the amended complaints. On September 28, 2018, the District Court dismissed all of the claims except those for breach of the implied covenant of good faith and fair dealing. On December 7, 2021, the District Court certified three classes in the In Re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations based on share type, including a "Freddie Preferred Class" for holders of Freddie Mac junior preferred stock and a "Freddie Common Class" for holders of Freddie Mac common stock. To be included in one of these classes, shareholders must have held their shares as of December 7, 2021 or acquired their shares after December 7, 2021 and before any final judgment is entered or settlement is reached in the lawsuit. The parties filed motions for summary judgment on March 21, 2022 in both the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations and the Fairholme Funds lawsuit. Trial in both cases is currently scheduled to begin on October 17, 2022.

Freddie Mac 2Q 2022 Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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

Freddie Mac 2Q 2022 Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
FHFA has established the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae. Our current capital levels are significantly below the levels that would be required under the ERCF. The ERCF has a transition period for compliance, and we are not required to comply with the regulatory capital requirements or the buffer requirements while in conservatorship. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a transition order, and the compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. Pursuant to the final rule, we are required to comply with the regulatory capital reporting requirements under the ERCF in 2022, and we filed with FHFA our initial quarterly capital report on May 27, 2022.
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

Freddie Mac 2Q 2022 Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Capital Metrics
The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			June 30, 2022
Adjusted total assets			$3,655
Risk-weighted assets (standardized approach)			845

	June 30, 2022
(Dollars in billions)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)
Risk-based capital amounts:
Total capital (statutory)(2)	$68	$68	($33)
CET1 capital(3)	38	88	(58)
Tier 1 capital(3)	50	100	(44)
Adjusted total capital(3)	67	117	(44)
Risk-based capital ratios(4):
Total capital (statutory)	8.0%	8.0%	(3.9)%
CET1 capital	4.5	10.4	(6.9)
Tier 1 capital	6.0	11.9	(5.2)
Adjusted total capital	8.0	13.9	(5.2)
Leverage capital amounts:
Core capital (statutory)(5)	$92	$92	($39)
Tier 1 capital(3)	92	103	(44)
Leverage capital ratios(6):
Core capital (statutory)	2.5%	2.5%	(1.1)%
Tier 1 capital	2.5	2.8	(1.2)
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
(6)As a percentage of adjusted total assets.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 2Q 2022 Form 10-Q	97

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
We provide information on our ESG efforts on our website at freddiemac.com/about/esg.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 2Q 2022 Form 10-Q	98

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
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 2Q 2022
We evaluated the changes in our internal control over financial reporting that occurred during 2Q 2022 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of June 30, 2022 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 2Q 2022 have been prepared in conformity with GAAP.

Freddie Mac 2Q 2022 Form 10-Q	99

Exhibit Index

Exhibit Index

Exhibit	Description*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac 2Q 2022 Form 10-Q	100

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael J. DeVito
Michael J. DeVito
Chief Executive Officer
(Principal Executive Officer)
Date: July 28, 2022

By:	/s/ Christian M. Lown
Christian M. Lown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: July 28, 2022

Freddie Mac 2Q 2022 Form 10-Q	101

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	48 - 97
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35 - 37
Item 4.	Controls and Procedures	99
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	98
Item 1A.	Risk Factors	98
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	98
Item 6.	Exhibits	98
Exhibit Index		100
Signatures		101

Freddie Mac 2Q 2022 Form 10-Q	102