Form 10-Q
period 2022-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2022-11-08
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 11, 2022, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 3Q 2022 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 3Q 2022 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
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
You should read the following MD&A in conjunction with our 2021 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2022 included in Financial Statements.
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

Freddie Mac 3Q 2022 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
■    Net income was $1.3 billion for 3Q 2022, a decrease of 55% year-over-year, primarily driven by a credit reserve build in Single-Family.
■    Net revenues were $5.2 billion, down 1% year-over-year, as higher net interest income in Single-Family was offset by a decline in non-interest income in Multifamily.
■    Net worth was $35.2 billion as of September 30, 2022, up from $34.1 billion as of June 30, 2022 and $25.3 billion as of September 30, 2021. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $106.7 billion on September 30, 2022, and will increase to $107.9 billion on December 31, 2022 based on the increase in net worth in 3Q 2022.
Market Liquidity

                          Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $135 billion in liquidity to the mortgage market in 3Q 2022, which enabled the financing of 542,000 home purchases, refinancings, and rental units.

Freddie Mac 3Q 2022 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
■    Our mortgage portfolio increased 10% year-over-year to $3.4 trillion, driven by an 11% increase in our Single-Family mortgage portfolio and a 3% increase in our Multifamily mortgage portfolio.
●    The growth in our Single-Family mortgage portfolio was primarily driven by an increase in average portfolio loan size and a higher share of single-family mortgage debt outstanding. The increase in the average portfolio loan size was driven by house price appreciation in recent quarters, which contributed to new business acquisitions having a larger loan size compared to older vintages that continued to run off.
●    Our Multifamily mortgage portfolio increased as new business activities were partially offset by borrower prepayments.
Credit Risk Transfer

Single-Family Mortgage Portfolio with Credit Enhancement
(UPB in billions)

50%
53%
55%
59%
61%
$1,345
$1,491
$1,594
$1,726
$1,803
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
UPB
Percentage

Multifamily Mortgage Portfolio with Credit Enhancement
(UPB in billions)

94%
94%
94%
96%
95%
$380
$389
$389
$397
$394
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
UPB
Percentage

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

Freddie Mac 3Q 2022 Form 10-Q	3

Management's Discussion and Analysis	Market Conditions and Economic Indicators

MARKET CONDITIONS AND ECONOMIC INDICATORS
The following graphs and related discussions present certain market and macroeconomic indicators that can significantly affect our business and financial results. Certain market and macroeconomic prior period data have been updated to reflect revised historical data.
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
■    The unemployment rate fell to 3.5% as of September 2022, down from 4.7% as of September 2021. Employment growth remains strong, with the U.S. economy adding 3.8 million non-farm payroll jobs from December 2021 through September 2022 after seasonal adjustment.

Freddie Mac 3Q 2022 Form 10-Q	4

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Single-Family Housing and Mortgage Market Conditions

U.S. Single-Family Home Sales and House Prices

3.4%
3.7%
4.9%
2.3%
(2.2)%
6,782
6,958
6,833
5,982
5,378
715
755
776
609
608
6,067
6,203
6,057
5,373
4,770
3Q21
4Q21
1Q22
2Q22
3Q22
Sales of existing homes (units in thousands)
Sales of new homes (units in thousands)
Single-family house price growth rate

Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.

U.S. Single-Family Mortgage Originations
(UPB in billions)
Source: Inside Mortgage Finance. 3Q 2022 U.S. single-family mortgage originations data is not yet available.
■    Home sales decreased in 3Q 2022 compared to 3Q 2021 due to the substantial increase in mortgage interest rates.
■    Single-family house prices decreased 2.2% during 3Q 2022, compared to an increase of 3.4% during 3Q 2021.

■    U.S. single-family loan origination volumes decreased to $0.7 trillion in 2Q 2022 from $1.1 trillion in 2Q 2021 as a result of higher mortgage interest rates and increasing house prices.

Freddie Mac 3Q 2022 Form 10-Q	5

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Multifamily Housing and Mortgage Market Conditions

Apartment Vacancy Rates and Change in Effective Rents

8.1%
3.0%
2.6%
2.9%
1.8%
0.8%
4.8%
4.8%
4.6%
4.5%
4.4%
3Q21
4Q21
1Q22
2Q22
3Q22
Apartment vacancy rates
Quarterly change in effective rents
Long-term quarterly effective rent growth rate (2000 - 3Q22)

Source: Reis.
Apartment Completions and Net Absorption
(Units in thousands)
Source: Reis.

■    Vacancy rates continued to decrease during 3Q 2022. The decrease in vacancy rates was driven by ongoing demand resulting from the rising cost of single-family home ownership and a strong labor market.
■    Effective rent growth (i.e., the average rent paid by the renter over the term of the lease, adjusted for concessions by the property owner and costs borne by the renter) increased at the national level and in most major geographic markets in 3Q 2022. While rent growth increased 10.7% over the past year, it has begun to decelerate and is expected to continue to moderate over the near term due to slower economic growth.

■    Net absorptions have decreased from the cyclical highs seen earlier in the year. Meanwhile, completions have been relatively constrained during 3Q 2022 but are expected to increase in the future.

Freddie Mac 3Q 2022 Form 10-Q	6

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Mortgage Debt Outstanding

Single-Family Mortgage Debt Outstanding
(UPB in billions)
Source: Federal Reserve Financial Accounts of the United States of America. 3Q 2022 U.S. single-family mortgage debt outstanding data is not yet available.
Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Federal Reserve Financial Accounts of the United States of America. 3Q 2022 U.S. multifamily mortgage debt outstanding data is not yet available.
■    U.S. single-family mortgage debt outstanding increased year-over-year, primarily driven by house price appreciation in recent quarters and first-time homebuyers. An increase in U.S. single-family mortgage debt outstanding typically results in the growth of our Single-Family mortgage portfolio.

■    Our share of multifamily mortgage debt outstanding decreased in 2Q 2022 as we accounted for a smaller share of total multifamily mortgage debt origination volume. This reduction in our share of mortgage debt origination volume was driven by significant competition during 2Q 2022.

Freddie Mac 3Q 2022 Form 10-Q	7

Management's Discussion and Analysis	Market Conditions and Economic Indicators
Delinquency Rates

Single-Family Serious Delinquency Rates
Source: National Delinquency Survey from the Mortgage Bankers Association. 3Q 2022 total mortgage market rate is not yet available.

Multifamily Delinquency Rates

1.30%
1.41%
1.26%
1.12%
0.99%
0.30%
0.25%
0.22%
0.18%
0.12%
0.08%
0.08%
0.07%
0.13%
0.00%
0.00%
0.00%
0.00%
3Q21
4Q21
1Q22
2Q22
3Q22
Freddie Mac
Multifamily CMBS market
FDIC insured institutions
ACLI investment bulletin

Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs), American Council of Life Insurers (ACLI). The 3Q 2022 delinquency rates for FDIC insured institutions and ACLI investment bulletin are not yet available.
■    Our Single-Family serious delinquency rate is based on the number of loans in our Single-Family mortgage portfolio that are three monthly payments or more past due or in the process of foreclosure.
■    Our Single-Family serious delinquency rate declined year-over-year primarily due to borrowers exiting forbearance and completing loan workout activities that return their mortgages to current status.

■    Our Multifamily delinquency rate is based on the UPB of loans in our Multifamily mortgage portfolio that are two monthly payments or more past due or in the process of foreclosure.
■    Our Multifamily delinquency rate increased slightly year-over-year and also increased quarter-over-quarter. The quarter-over-quarter increase was primarily due to delinquencies related to two loan pools having a common sponsor. The loans in these two pools are included in K Certificates with subordination.

Freddie Mac 3Q 2022 Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

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
Table 1 - Summary of Consolidated Results of Operations

			Change				Change
(Dollars in millions)	3Q 2022	3Q 2021	$	%	YTD 2022	YTD 2021	$	%
Net interest income	$4,554	$4,418	$136	3%	$13,417	$12,824	$593	5%
Guarantee income	125	246	(121)	(49)	400	850	(450)	(53)
Investment gains (losses), net	415	383	32	8	2,249	2,227	22	1
Other income (loss)	87	200	(113)	(57)	365	485	(120)	(25)
Net revenues	5,181	5,247	(66)	(1)	16,431	16,386	45	—
Benefit (provision) for credit losses	(1,796)	243	(2,039)	(839)	(1,266)	1,179	(2,445)	(207)
Salaries and employee benefits	(387)	(352)	(35)	(10)	(1,119)	(1,042)	(77)	(7)
Credit enhancement expense	(542)	(386)	(156)	(40)	(1,559)	(1,090)	(469)	(43)
Benefit for (decrease in) credit enhancement recoveries	210	(60)	270	450	192	(510)	702	138
Legislative assessments expense	(753)	(734)	(19)	(3)	(2,260)	(2,121)	(139)	(7)
Other expense	(353)	(312)	(41)	(13)	(1,031)	(1,038)	7	1
Non-interest expense	(1,825)	(1,844)	19	1	(5,777)	(5,801)	24	—
Income (loss) before income tax (expense) benefit	1,560	3,646	(2,086)	(57)	9,388	11,764	(2,376)	(20)
Income tax (expense) benefit	(247)	(727)	480	66	(1,824)	(2,399)	575	24
Net income (loss)	1,313	2,919	(1,606)	(55)	7,564	9,365	(1,801)	(19)
Other comprehensive income (loss), net of taxes and reclassification adjustments	(181)	(10)	(171)	(1,710)	(367)	(467)	100	21
Comprehensive income (loss)	$1,132	$2,909	($1,777)	(61)%	$7,197	$8,898	($1,701)	(19)%

Freddie Mac 3Q 2022 Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations

Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	3Q 2022	3Q 2021	$	%	YTD 2022	YTD 2021	$	%
Guarantee net interest income:
Contractual net interest income(1)	$3,577	$2,912	$665	23%	$10,379	$7,929	$2,450	31%
Deferred fee income	550	955	(405)	(42)	2,536	3,729	(1,193)	(32)
Total guarantee net interest income	4,127	3,867	260	7	12,915	11,658	1,257	11
Investments net interest income	914	729	185	25	2,186	2,505	(319)	(13)
Income (expense) from hedge accounting	(487)	(178)	(309)	(174)	(1,684)	(1,339)	(345)	(26)
Net interest income	$4,554	$4,418	$136	3%	$13,417	$12,824	$593	5%
(1)Includes majority of amounts previously presented as net interest income related to the legislated guarantee fees. Prior period amounts have been reclassified to conform to the current period presentation.
Key Drivers:
■    Guarantee net interest income
●    3Q 2022 vs. 3Q 2021 and YTD 2022 vs. YTD 2021 - Increased primarily driven by continued mortgage portfolio growth and higher average portfolio guarantee fee rates, partially offset by lower deferred fee income, which was driven by slower prepayments as a result of higher mortgage interest rates.
■    Investments net interest income
●    3Q 2022 vs. 3Q 2021 - Increased primarily due to higher returns on securities purchased under agreements to resell as a result of higher short-term interest rates.
●    YTD 2022 vs. YTD 2021 - Decreased primarily due to a decline in the size of the mortgage-related investments portfolio.
■    Income (expense) from hedge accounting
●    3Q 2022 vs. 3Q 2021 - Expense increased primarily due to higher accruals of periodic cash settlements on derivatives in hedging relationships as a result of higher interest rates, partially offset by lower amortization of hedge accounting-related basis adjustments driven by a lower unamortized balance.
●    YTD 2022 vs. YTD 2021 - Expense increased primarily due to higher accruals of periodic cash settlements on derivatives in hedging relationships as a result of higher interest rates and an unfavorable earnings mismatch on qualifying fair value hedge relationships. This increase was partially offset by lower amortization of hedge accounting-related basis adjustments driven by a lower unamortized balance.

Freddie Mac 3Q 2022 Form 10-Q	10

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	3Q 2022			3Q 2021
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$13,418	$52	1.54%	$26,657	$2	0.02%
Securities purchased under agreements to resell	100,393	554	2.21	110,140	15	0.06
Investment securities	46,561	416	3.57	57,549	627	4.35
Mortgage loans(1)	2,992,378	20,843	2.79	2,670,685	15,124	2.27
Other assets	3,882	29	2.93	6,543	23	1.39
Total interest-earning assets	3,156,632	21,894	2.77	2,871,574	15,791	2.20
Interest-bearing liabilities:
Debt of consolidated trusts	2,939,663	(16,166)	(2.20)	2,602,220	(10,954)	(1.68)
Debt of Freddie Mac	177,205	(1,174)	(2.64)	223,385	(419)	(0.75)
Total interest-bearing liabilities	3,116,868	(17,340)	(2.22)	2,825,605	(11,373)	(1.61)
Impact of net non-interest-bearing funding	39,764	—	0.03	45,969	—	0.03
Total funding of interest-earning assets	3,156,632	(17,340)	(2.19)	2,871,574	(11,373)	(1.58)
Net interest income/yield		$4,554	0.58%		$4,418	0.62%
(1)Loan fees included in net interest income were $0.3 billion and $0.7 billion during 3Q 2022 and 3Q 2021, respectively.

	YTD 2022			YTD 2021
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$14,626	$71	0.64%	$70,708	$6	0.01%
Securities purchased under agreements to resell	95,406	763	1.07	73,232	36	0.07
Investment securities	49,196	1,264	3.43	57,433	1,854	4.30
Mortgage loans(1)	2,949,123	57,477	2.60	2,564,295	42,969	2.23
Other assets	4,555	67	1.93	5,844	58	1.32
Total interest-earning assets	3,112,906	59,642	2.55	2,771,512	44,923	2.16
Interest-bearing liabilities:
Debt of consolidated trusts	2,893,353	(44,010)	(2.03)	2,474,639	(30,742)	(1.66)
Debt of Freddie Mac	177,934	(2,215)	(1.66)	251,388	(1,357)	(0.72)
Total interest-bearing liabilities	3,071,287	(46,225)	(2.01)	2,726,027	(32,099)	(1.57)
Impact of net non-interest-bearing funding	41,619	—	0.03	45,485	—	0.03
Total funding of interest-earning assets	3,112,906	(46,225)	(1.98)	2,771,512	(32,099)	(1.54)
Net interest income/yield		$13,417	0.57%		$12,824	0.62%
(1)Loan fees included in net interest income were $1.2 billion and $2.5 billion during YTD 2022 and YTD 2021, respectively.

Freddie Mac 3Q 2022 Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations

Guarantee Income

The table below presents the components of guarantee income.
Table 4 - Components of Guarantee Income

			Change				Change
(Dollars in millions)	3Q 2022	3Q 2021	$	%	YTD 2022	YTD 2021	$	%
Contractual guarantee fees	$323	$311	$12	4%	$963	$900	$63	7%
Guarantee obligation amortization	292	294	(2)	(1)	897	854	43	5
Guarantee asset fair value changes	(490)	(359)	(131)	(36)	(1,460)	(904)	(556)	(62)
Guarantee income	$125	$246	($121)	(49)%	$400	$850	($450)	(53)%
Key Drivers:
■    3Q 2022 vs. 3Q 2021 and YTD 2022 vs. YTD 2021 - Decreased due to fair value losses on guarantee assets as a result of higher interest rates.
Investment Gains (Losses), Net

The table below presents the components of investment gains (losses), net.
Table 5 - Investment Gains (Losses), Net

			Change				Change
(Dollars in millions)	3Q 2022	3Q 2021	$	%	YTD 2022	YTD 2021	$	%
Single-Family	($13)	($247)	$234	95%	$1,471	$190	$1,281	674%
Multifamily	428	630	(202)	(32)	778	2,037	(1,259)	(62)
Investment gains (losses), net	$415	$383	$32	8%	$2,249	$2,227	$22	1%
Key Drivers:
■    3Q 2022 vs. 3Q 2021 - Increased primarily due to lower interest rate- and spread-related losses in Single-Family. This increase was partially offset by lower Multifamily gains due to spread widening and lower margins on new loan purchases and securitizations, partially offset by gains from interest-rate risk management activities.
■    YTD 2022 vs. YTD 2021 - Increased primarily due to gains in Single-Family on commitments to hedge our securitization pipeline. This increase was partially offset by lower Multifamily gains due to spread widening and lower margins on new loan purchases and securitizations, partially offset by gains from interest-rate risk management activities.
Benefit (Provision) for Credit Losses
The table below presents the components of benefit (provision) for credit losses.
Table 6 - Benefit (Provision) for Credit Losses

			Change				Change
(Dollars in millions)	3Q 2022	3Q 2021	$	%	YTD 2022	YTD 2021	$	%
Single-Family	($1,784)	$244	($2,028)	(831)%	($1,251)	$1,076	($2,327)	(216)%
Multifamily	(12)	(1)	(11)	(1,100)	(15)	103	(118)	(115)
Benefit (provision) for credit losses	($1,796)	$243	($2,039)	(839)%	($1,266)	$1,179	($2,445)	(207)%
Key Drivers:
■    3Q 2022 vs. 3Q 2021 and YTD 2022 vs. YTD 2021 - A provision for credit losses in the 2022 periods, primarily driven by deterioration in housing market conditions, including lower observed and forecasted house price appreciation. The benefit for credit losses in the 2021 periods was primarily driven by observed house price appreciation and reduced expected credit losses related to COVID-19.

Freddie Mac 3Q 2022 Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Expense
Credit Enhancement Expense

Key Drivers:
■    3Q 2022 vs. 3Q 2021 and YTD 2022 vs. YTD 2021 - Increased $0.2 billion and $0.5 billion, respectively, due to higher outstanding cumulative volumes of CRT transactions and higher spreads on recent transactions.
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
The table below presents the components of legislative assessments expense.
Table 7 - Components of Legislative Assessments Expense

			Change				Change
(Dollars in millions)	3Q 2022	3Q 2021	$	%	YTD 2022	YTD 2021	$	%
Legislated guarantee fees expense	($696)	($602)	($94)	(16)%	($2,046)	($1,706)	($340)	(20)%
Affordable housing funds allocation	(57)	(132)	75	57	(214)	(415)	201	48
Legislative assessments expense	($753)	($734)	($19)	(3)%	($2,260)	($2,121)	($139)	(7)%
Key Drivers:
■    3Q 2022 vs. 3Q 2021 and YTD 2022 vs. YTD 2021 - Increased primarily due to higher legislated guarantee fees expense due to growth in our Single-Family mortgage portfolio, partially offset by lower affordable housing funds allocation primarily due to lower Single-Family new business activity.

Freddie Mac 3Q 2022 Form 10-Q	13

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 8 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	September 30, 2022	December 31, 2021	$	%
Assets:
Cash and cash equivalents	$5,691	$10,150	($4,459)	(44)%
Securities purchased under agreements to resell	97,643	71,203	26,440	37
Subtotal	103,334	81,353	21,981	27
Investment securities, at fair value	43,270	53,015	(9,745)	(18)
Mortgage loans, net	3,007,373	2,848,109	159,264	6
Accrued interest receivable, net	8,201	7,474	727	10
Deferred tax assets, net	5,561	6,214	(653)	(11)
Other assets	22,917	29,421	(6,504)	(22)
Total assets	$3,190,656	$3,025,586	$165,070	5%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,915	$6,268	$647	10%
Debt	3,137,222	2,980,185	157,037	5
Other liabilities	11,289	11,100	189	2
Total liabilities	3,155,426	2,997,553	157,873	5
Total equity	35,230	28,033	7,197	26
Total liabilities and equity	$3,190,656	$3,025,586	$165,070	5%
Key Drivers:
As of September 30, 2022 compared to December 31, 2021:
■    Cash and cash equivalents and securities purchased under agreements to resell increased on a combined basis driven by new debt issuance, increased sales of mortgage-related securities, and cash provided by operating activities. This increase was partially offset by a decrease in trust cash driven by lower loan prepayments.
■    Investment securities, at fair value decreased primarily due to sales and maturities of Treasury securities and sales of mortgage-related securities.
■    Mortgage loans, net and debt increased primarily due to the increase in the size of the Single-Family mortgage portfolio.
■    Other assets decreased primarily due to lower servicer receivables driven by a decrease in loan prepayments.

Freddie Mac 3Q 2022 Form 10-Q	14

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 9 - Mortgage Portfolio

	September 30, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Securitized mortgage loans:
Held by consolidated trusts	$2,893,676	$26,114	$2,919,790	$2,706,514	$18,757	$2,725,271
Held by nonconsolidated trusts	31,884	363,043	394,927	33,340	362,627	395,967
Total securitized mortgage loans	2,925,560	389,157	3,314,717	2,739,854	381,384	3,121,238
Unsecuritized mortgage loans:
Securitization pipeline and other loans	9,909	16,474	26,383	21,189	22,771	43,960
Seasoned loans	26,381	—	26,381	20,594	—	20,594
Total unsecuritized mortgage loans	36,290	16,474	52,764	41,783	22,771	64,554
Other	9,692	10,315	20,007	10,587	10,508	21,095
Total mortgage portfolio	$2,971,542	$415,946	$3,387,488	$2,792,224	$414,663	$3,206,887
Guarantee Portfolio

The table below presents the UPB of our guarantee portfolio by segment.
Table 10 - Guarantee Portfolio

	September 30, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$2,906,631	$26,139	$2,932,770	$2,744,899	$18,883	$2,763,782
Issued by nonconsolidated trusts	26,133	320,726	346,859	27,538	318,756	346,294
Total guaranteed mortgage-related securities	2,932,764	346,865	3,279,629	2,772,437	337,639	3,110,076
Other	9,692	10,315	20,007	10,587	10,508	21,095
Total guarantee portfolio	$2,942,456	$357,180	$3,299,636	$2,783,024	$348,147	$3,131,171
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

Freddie Mac 3Q 2022 Form 10-Q	15

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 11 - Mortgage-Related Investments Portfolio

	September 30, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans	$36,290	$16,474	$52,764	$41,783	$22,771	$64,554
Mortgage-related securities	20,993	6,016	27,009	43,357	3,100	46,457
Mortgage-related investments portfolio	$57,283	$22,490	$79,773	$85,140	$25,871	$111,011

10% of notional amount of interest-only securities			$22,133			$12,517
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			101,906			123,528
Other Investments Portfolio
The table below presents the details of our other investments portfolio.
Table 12 - Other Investments Portfolio

	September 30, 2022				December 31, 2021
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)
Cash and cash equivalents	$4,917	$678	$96	$5,691	$8,455	$1,596	$99	$10,150
Securities purchased under agreements to resell	88,447	15,500	1,208	105,155	43,729	34,000	807	78,536
Non-mortgage-related securities	23,591	—	2,979	26,570	28,078	—	4,695	32,773
Other assets	—	—	5,729	5,729	—	—	8,194	8,194
Other investments portfolio	$116,955	$16,178	$10,012	$143,145	$80,262	$35,596	$13,795	$129,653
(1)Represents carrying value.

Freddie Mac 3Q 2022 Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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
Segment Net Revenues
(In billions)
Segment Net Income (Loss)
(In billions)

Freddie Mac 3Q 2022 Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)
■    3Q 2022 vs. 3Q 2021 and YTD 2022 vs. YTD 2021
●    Our loan purchase and guarantee activity, particularly refinance activity, slowed significantly due to higher mortgage interest rates. We expect volume for the remainder of the year to be lower than 2021 due in part to higher mortgage interest rates.
●    The average loan size of new acquisitions increased due to a higher conforming loan limit and house price appreciation in recent quarters.
●    The average guarantee fee rate charged on new acquisitions increased in the 2022 periods primarily due to (i) higher credit fees we began to charge in April 2022 for certain loans, and (ii) a shift in the market leading to a decrease in deliveries of loans with certain characteristics (i.e., rate-term refinance loans) and an increase in deliveries of loans with other characteristics (i.e., loans secured by investment properties).

Freddie Mac 3Q 2022 Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Guarantee Fee Rate(1) Charged on Mortgage Portfolio
(UPB in billions, guarantee fee rate in bps)
(1)Guarantee fee rate calculation excludes the legislated guarantee fees. Guarantee fee rate calculation also excludes certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $44 billion as of September 30, 2022.
Single-Family Mortgage Loans
(Loan count in millions)
■    Our Single-Family mortgage portfolio grew $289 billion, or 11%, year-over-year, primarily driven by an increase in average portfolio loan size and a higher share of single-family mortgage debt outstanding. The increase in the average portfolio loan size was driven by house price appreciation in recent quarters, which contributed to new business acquisitions having a larger loan size compared to older vintages that continued to run off.
■    The average guarantee fee rate charged on our Single-Family mortgage portfolio increased year-over-year as older vintages with lower charged guarantee fee rates were replaced by acquisitions of new loans with higher charged guarantee fee rates.

Freddie Mac 3Q 2022 Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Single-Family
CRT Activities

We transfer credit risk on a portion of our Single-Family mortgage portfolio to the private market, reducing the risk of future losses to us when borrowers default. The graphs below show the issuance amounts associated with CRT transactions for loans in our Single-Family mortgage portfolio.
UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    3Q 2022 vs. 3Q 2021 and YTD 2022 vs. YTD 2021
●    The percentage of our Single-Family acquisitions targeted for CRT transactions (primarily 30-year fixed rate loans with LTV ratios between 60% and 97%) increased to 79% and 72% during 3Q 2022 and YTD 2022, respectively, from 66% and 63% during 3Q 2021 and YTD 2021, respectively, primarily driven by higher LTV ratios of recently acquired loans and an increase in the percentage of 30-year loan acquisitions.
●    The UPB of mortgage loans covered by CRT transactions issued during the 2022 periods decreased compared to the 2021 periods due to a decrease in loan acquisition activity in recent quarters. The related maximum coverage increased during YTD 2022 as we obtained a higher amount of credit coverage on the recently acquired loans primarily in response to higher capital requirements under the ERCF.
See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our CRT activities and other credit enhancements. See MD&A - Liquidity and Capital Resources - Capital Resources for additional information on the ERCF.

Freddie Mac 3Q 2022 Form 10-Q	20

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
■    Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the quarter, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 31,000 loans in active forbearance plans and 11,000 loans in other active loss mitigation activity as of September 30, 2022.
■    3Q 2022 vs. 3Q 2021 and YTD 2022 vs. YTD 2021 - Our loan workout activity decreased as the overall forbearance population continued to decline.

Freddie Mac 3Q 2022 Form 10-Q	21

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the components of net income and comprehensive income for our Single-Family segment.
Table 13 - Single-Family Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2022	3Q 2021	$	%	YTD 2022	YTD 2021	$	%
Net interest income	$4,363	$4,080	$283	7%	$12,704	$11,848	$856	7%
Non-interest income (loss)	58	(119)	177	149	1,802	677	1,125	166
Net revenues	4,421	3,961	460	12	14,506	12,525	1,981	16
Benefit (provision) for credit losses	(1,784)	244	(2,028)	(831)	(1,251)	1,076	(2,327)	(216)
Non-interest expense	(1,653)	(1,672)	19	1	(5,285)	(5,284)	(1)	—
Income (loss) before income tax (expense) benefit	984	2,533	(1,549)	(61)	7,970	8,317	(347)	(4)
Income tax (expense) benefit	(141)	(505)	364	72	(1,548)	(1,696)	148	9
Net income (loss)	843	2,028	(1,185)	(58)	6,422	6,621	(199)	(3)
Other comprehensive income (loss), net of taxes and reclassification adjustments	(39)	18	(57)	(317)	(46)	(384)	338	88
Comprehensive income (loss)	$804	$2,046	($1,242)	(61)%	$6,376	$6,237	$139	2%
Key Business Drivers:
■ 3Q 2022 vs. 3Q 2021 and YTD 2022 vs. YTD 2021
●    A provision for credit losses during the 2022 periods, primarily driven by deterioration in housing market conditions, including lower observed and forecasted house price appreciation. The benefit for credit losses during the 2021 periods was primarily driven by observed house price appreciation and reduced expected credit losses related to COVID-19.
●    Higher net interest income primarily due to continued mortgage portfolio growth and higher average portfolio guarantee fee rates. This increase was partially offset by lower deferred fee income, which was driven by slower prepayments as a result of higher mortgage interest rates.

Freddie Mac 3Q 2022 Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The graphs, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity
(In billions)
Total Number of Units Financed(1)
(In thousands)
(1) 1Q22 and 2Q22 data has been revised to reflect updated information.

■    As of September 30, 2022, the total multifamily new business activity subject to the FHFA 2022 loan purchase cap of $78 billion was $44.3 billion. Approximately 74% of this activity, based on UPB, was mission-driven, affordable housing, with approximately 38% being affordable to renters at or below 60% of AMI, both currently exceeding FHFA's minimum requirements (50% and 25%, respectively).
■    Our new business activity was lower year-over-year due to rising interest rates and increased competition during the 2022 periods.
■    Outstanding commitments, including index lock agreements and commitments to purchase or guarantee multifamily assets, were $21.4 billion and $25.3 billion as of September 30, 2022 and September 30, 2021, respectively.

Freddie Mac 3Q 2022 Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Portfolio

Mortgage Portfolio
(In billions)
Guarantee Portfolio
(In billions)
■    Our Multifamily mortgage and guarantee portfolios increased year-over-year as new business activities were partially offset by borrower prepayments.
■    While the mortgage portfolio increased year-over-year, total portfolio unit count decreased, primarily driven by the impact of portfolio payoffs and higher average per unit costs of newly financed multifamily properties as a result of property price appreciation.
■    In addition to our Multifamily mortgage portfolio, we own equity interests in LIHTC fund partnerships with carrying values totaling $2.3 billion and $1.5 billion as of September 30, 2022 and September 30, 2021, respectively.

Freddie Mac 3Q 2022 Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Multifamily

CRT Activities

UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    3Q 2022 vs. 3Q 2021
●    The UPB of mortgage loans covered by CRT transactions and the maximum coverage decreased primarily due to the issuance of a SCR Trust note in 3Q 2021 and a smaller average securitization pipeline. There were no SCR Trust note transactions in 3Q 2022.
■    YTD 2022 vs. YTD 2021
●    The UPB of mortgage loans covered by CRT transactions and the maximum coverage decreased due to fewer securitizations with subordination during YTD 2022 as a result of a smaller average securitization pipeline.
See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our Multifamily mortgage portfolio.

Freddie Mac 3Q 2022 Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the components of net income and comprehensive income for our Multifamily segment.
Table 14 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2022	3Q 2021	$	%	YTD 2022	YTD 2021	$	%
Net interest income	$191	$338	($147)	(43)%	$713	$976	($263)	(27)%
Non-interest income (loss)	569	948	(379)	(40)	1,212	2,885	(1,673)	(58)
Net revenues	760	1,286	(526)	(41)	1,925	3,861	(1,936)	(50)
Benefit (provision) for credit losses	(12)	(1)	(11)	(1,100)	(15)	103	(118)	(115)
Non-interest expense	(172)	(172)	—	—	(492)	(517)	25	5
Income (loss) before income tax (expense) benefit	576	1,113	(537)	(48)	1,418	3,447	(2,029)	(59)
Income tax (expense) benefit	(106)	(222)	116	52	(276)	(703)	427	61
Net income (loss)	470	891	(421)	(47)	1,142	2,744	(1,602)	(58)
Other comprehensive income (loss), net of taxes and reclassification adjustments	(142)	(28)	(114)	(407)	(321)	(83)	(238)	(287)
Comprehensive income (loss)	$328	$863	($535)	(62)%	$821	$2,661	($1,840)	(69)%
Key Business Drivers:
■    3Q 2022 vs. 3Q 2021 and YTD 2022 vs. YTD 2021
●    Net income decreased mainly driven by lower non-interest income from:
–Lower guarantee income due to fair value losses on our guarantee assets as a result of higher interest rates.
–Lower net investment gains due to spread widening and lower margins on new loan purchases and securitizations, partially offset by gains from interest-rate risk management activities. On June 22, 2022, we updated our funds transfer pricing methodologies to allocate gains and losses on derivative instruments to Multifamily to offset interest rate-related changes in fair value on our guarantee assets.

Freddie Mac 3Q 2022 Form 10-Q	26

Management's Discussion and Analysis	Risk Management

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
The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 15 - Allowance for Credit Losses Activity

	3Q 2022			3Q 2021			YTD 2022			YTD 2021
(Dollars in millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Allowance for credit losses:
Beginning balance	$5,342	$81	$5,423	$5,513	$96	$5,609	$5,440	$78	$5,518	$6,353	$200	$6,553
Provision (benefit) for credit losses	1,784	12	1,796	(244)	1	(243)	1,251	15	1,266	(1,076)	(103)	(1,179)
Charge-offs	(108)	—	(108)	(288)	—	(288)	(388)	—	(388)	(729)	—	(729)
Recoveries collected	29	—	29	43	—	43	124	—	124	150	—	150
Net charge-offs	(79)	—	(79)	(245)	—	(245)	(264)	—	(264)	(579)	—	(579)
Other(1)	168	—	168	268	—	268	788	—	788	594	—	594
Ending balance	$7,215	$93	$7,308	$5,292	$97	$5,389	$7,215	$93	$7,308	$5,292	$97	$5,389

Average loans outstanding during the period(2)	$2,957,019	$33,614	$2,990,633	$2,649,506	$23,673	$2,673,179	$2,914,163	$30,500	$2,944,663	$2,538,629	$22,979	$2,561,608
Net charge-offs to average loans outstanding	—%	—%	—%	0.01%	—%	0.01%	0.01%	—%	0.01%	0.02%	—%	0.02%

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$6,802	$49	$6,851	$4,490	$41	$4,531
Advances of pre-foreclosure costs	354	—	354	592	—	592
Accrued interest receivable on mortgage loans	6	—	6	157	—	157
Off-balance sheet credit exposures	53	44	97	53	56	109
Total ending balance	$7,215	$93	$7,308	$5,292	$97	$5,389
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of held-for-investment loans.

Freddie Mac 3Q 2022 Form 10-Q	27

Management's Discussion and Analysis	Risk Management
Table 16 - Allowance for Credit Losses Ratios

	September 30, 2022			December 31, 2021
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses on mortgage loans held-for-investment	$6,802	$49	$6,851	$4,913	$34	$4,947
Total loans outstanding(1)	2,968,995	35,864	3,004,859	2,806,535	26,743	2,833,278
Non-accrual loans(1)	10,315	42	10,357	18,650	—	18,650
Allowance for credit losses(2) to total loans outstanding	0.23%	0.14%	0.23%	0.18%	0.13%	0.17%
Non-accrual loans to total loans outstanding	0.35	0.12	0.34	0.66	—	0.66
Allowance for credit losses(3) to non-accrual loans	65.94	116.67	66.15	26.34	NM	26.53
(1)Based on amortized cost basis of held-for-investment loans.
(2)Represents allowance for credit losses on total held-for-investment loans.
(3)NM - not meaningful due to the non-accrual loans balance rounding to zero.
As of September 30, 2022 compared to December 31, 2021:
■    The ratio of non-accrual loans to total loans outstanding decreased as borrowers continued to exit forbearance and complete loan workout activities that returned their mortgages to current status.
■    The ratios of allowance for credit losses to total loans outstanding and to non-accrual loans increased as the allowance for credit losses increased due to the deterioration in housing market conditions, including lower observed and forecasted house price appreciation. The ratio of allowance for credit losses to non-accrual loans also increased as the balance of loans in non-accrual status decreased.
Single-Family Mortgage Credit Risk

Maintaining Prudent Underwriting Standards and Quality Control Practices and Managing Seller/Servicer Performance

Loan Purchase Credit Characteristics
We monitor and evaluate market conditions that could affect the credit quality of our single-family loan purchases. Additionally, when managing our new acquisitions, we consider our risk limits and guidance from FHFA and capital requirements under the ERCF. This may affect the volume and characteristics of our loan acquisitions.
The charts below show the credit profile of the single-family loans we purchased or guaranteed. The average original LTV increased year-over-year due to the increase in the percentage of loan acquisitions related to home purchases as home purchase loans typically have higher LTV ratios than refinance loans. The average original credit score decreased year-over-year as the credit scores associated with the refinance loans decreased. The percentage of loans with a DTI ratio greater than 45% also increased year-over-year due to changes in market conditions, such as increasing house prices and higher mortgage interest rates in recent quarters.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion).

Freddie Mac 3Q 2022 Form 10-Q	28

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 17 - Single-Family New Business Activity

	3Q 2022		3Q 2021		YTD 2022		YTD 2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year or more, amortizing fixed-rate	$112,585	93%	$256,682	86%	$419,472	90%	$808,696	85%
15-year or less, amortizing fixed-rate	6,702	5	39,373	13	41,270	9	136,143	14
Adjustable-rate	1,928	2	2,384	1	5,226	1	3,883	1
Total	$121,215	100%	$298,439	100%	$465,968	100%	$948,722	100%

Percentage of purchases
DTI ratio > 45%		19%		12%		16%		11%
Original LTV ratio > 90%		24		14		18		11
Transaction type:
Cash window		24		31		26		47
Guarantor swap		76		69		74		53
Property type:
Detached single-family houses and townhouses		92		93		92		93
Condominium or co-op		8		7		8		7
Occupancy type:
Primary residence		91		95		90		94
Second home		2		3		3		3
Investment property		7		2		7		3
Loan purpose:
Purchase		80		44		59		34
Cash-out refinance		16		26		27		23
Other refinance		4		30		14		43
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
Table 18 - Single-Family Mortgage Portfolio CRT Issuance

	3Q 2022		3Q 2021
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$90,747	$2,849	$109,064	$2,257
Insurance/reinsurance	44,770	1,767	113,135	2,093
Other	625	132	966	278
Less: UPB with more than one type of CRT	—	—	(56,551)	—
Total CRT issuance	$136,142	$4,748	$166,614	$4,628
Referenced footnotes are included after the year-to-date table.

Freddie Mac 3Q 2022 Form 10-Q	29

Management's Discussion and Analysis	Risk Management

	YTD 2022		YTD 2021
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$325,721	$12,720	$386,907	$7,301
Insurance/reinsurance	166,461	6,482	410,645	6,374
Other	2,322	526	4,369	858
Less: UPB with more than one type of CRT	—	—	(216,386)	—
Total CRT issuance	$494,504	$19,728	$585,535	$14,533
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
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 19 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	September 30, 2022
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$600,802	20%	$152,085
STACR	1,214,036	41	36,478
Insurance/reinsurance	926,379	31	20,017
Other	39,941	1	10,635
Less: UPB with multiple credit enhancements and other reconciling items(4)	(977,982)	(32)	—
Single-Family mortgage portfolio - credit-enhanced	1,803,176	61	219,215
Single-Family mortgage portfolio - non-credit-enhanced	1,168,366	39	N/A
Total	$2,971,542	100%	$219,215

	December 31, 2021
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$545,293	20%	$135,330
STACR	1,024,013	37	32,641
Insurance/reinsurance	914,003	33	16,209
Other	42,273	1	10,598
Less: UPB with multiple credit enhancements and other reconciling items(4)	(1,034,546)	(38)	—
Single-Family mortgage portfolio - credit-enhanced	1,491,036	53	194,778
Single-Family mortgage portfolio - non-credit-enhanced	1,301,188	47	N/A
Total	$2,792,224	100%	$194,778
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

Freddie Mac 3Q 2022 Form 10-Q	30

Management's Discussion and Analysis	Risk Management

Table 20 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	September 30, 2022		December 31, 2021
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	20%	1.07%	20%	1.79%
CRT and other	56	0.68	47	1.24
Non-credit-enhanced	39	0.59	47	0.93
Total	N/A	0.67	N/A	1.12
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
Table 21 - Single-Family Credit Enhancement Receivables

(In millions)	September 30, 2022	December 31, 2021
Freestanding credit enhancement expected recovery receivables, net of allowance	$324	$114
Primary mortgage insurance receivables, net of allowance	53	76
Total credit enhancement receivables	$377	$190
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
Loan Characteristics
The table below contains details of the characteristics of the loans in our Single-Family mortgage portfolio.
Table 22 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	September 30, 2022
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%
Single-Family mortgage portfolio year of origination:
2022	$369,924	745	743	75%	73%	—%
2021	1,071,887	752	757	71	59	—
2020	791,199	761	766	71	50	—
2019	134,941	746	752	76	50	—
2018	54,504	736	736	76	46	—
2017 and prior	549,087	737	751	75	34	—
Total	$2,971,542	750	756	72	53	—
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2022 Form 10-Q	31

Management's Discussion and Analysis	Risk Management

	December 31, 2021
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%
Single-Family mortgage portfolio year of origination:
2021	$1,059,299	752	751	71%	66%	—%
2020	867,122	760	769	71	56	—
2019	157,971	746	751	76	55	—
2018	66,149	736	736	76	52	—
2017	88,800	741	746	75	46	—
2016 and prior	552,883	737	752	75	36	—
Total	$2,792,224	751	756	72	55	—
(1)Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition and therefore the original credit scores also represent the current credit scores.
The following table presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 23 - Single-Family Mortgage Portfolio Attribute Combinations

	September 30, 2022
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified(2)
< 620	0.7%	6.08%	0.1%	10.66%	—%	NM	—%	NM	—%	NM	0.8%	6.57%	8.5%
620 to 679	4.9	2.10	2.0	2.05	0.3	1.93%	0.1	1.42%	—	NM	7.3	2.08	3.6
≥ 680	58.5	0.42	26.2	0.44	4.9	0.38	2.2	0.17	—	NM	91.8	0.42	0.7
Not available	0.1	5.55	—	NM	—	NM	—	NM	—	NM	0.1	5.57	20.0
Total	64.2%	0.70	28.3%	0.63	5.2%	0.53	2.3%	0.29	—%	NM	100.0%	0.67	1.1

	December 31, 2021
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate	% Modified(2)
< 620	0.8%	6.69%	0.2%	11.68%	—%	NM	—%	NM	—%	NM	1.0%	7.50%	8.5%
620 to 679	4.4	3.29	2.3	3.05	0.3	2.56%	0.1	2.57%	—	NM	7.1	3.22	3.7
≥ 680	51.9	0.80	32.3	0.78	5.3	0.54	2.3	0.25	—	NM	91.8	0.78	0.6
Not available	0.1	6.58	—	NM	—	NM	—	NM	—	NM	0.1	6.85	18.7
Total	57.2%	1.19	34.8%	1.04	5.6%	0.77	2.4%	0.47	—%	NM	100.0%	1.12	1.0
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
See Note 12 for more information about the geographic distribution of our Single-Family mortgage portfolio.

Freddie Mac 3Q 2022 Form 10-Q	32

Management's Discussion and Analysis	Risk Management

Delinquency Rates
We report Single-Family delinquency rates based on the number of loans in our Single-Family mortgage portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our Single-Family mortgage portfolio.
The chart below shows the delinquency rates of mortgage loans in our Single-Family mortgage portfolio.

Single Family Delinquency Rates

1.46%
1.12%
0.92%
0.76%
0.81%
0.73%
0.81%
0.79%
0.76%
0.67%
0.20%
0.20%
0.20%
0.19%
0.20%
3Q21
4Q21
1Q22
2Q22
3Q22
One month past due
Two months past due
Seriously delinquent

Our Single-Family serious delinquency rate decreased to 0.67% as of September 30, 2022, compared to 1.46% as of September 30, 2021, as borrowers continued to exit forbearance and completed loan workout activities that returned their mortgages to current status. See Note 3 for additional information on the payment status of our single-family mortgage loans.
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
Weighted Average Original LTV Ratio
Weighted Average Original DSCR

Freddie Mac 3Q 2022 Form 10-Q	33

Management's Discussion and Analysis	Risk Management

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
Table 24 - Multifamily Mortgage Portfolio CRT Issuance

	3Q 2022		3Q 2021		YTD 2022		YTD 2021
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Subordination	$11,298	$791	$13,192	$938	$40,184	$2,705	$51,235	$3,908
SCR	—	—	4,083	233	5,982	141	8,935	509
Insurance/reinsurance	—	—	—	—	5,982	200	—	—
Lender risk-sharing	50	10	1,015	110	264	36	1,015	110
Less: UPB with more than one type of CRT	—	—	—	—	(5,982)	—	—	—
Total CRT issuance	$11,348	$801	$18,290	$1,281	$46,430	$3,082	$61,185	$4,527
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
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we obtain various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type is subordination, which is created through our securitization transactions. As of September 30, 2022 and December 31, 2021, our maximum coverage provided by subordination in nonconsolidated VIEs was $42.2 billion and $43.9 billion, respectively.
The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 25 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	September 30, 2022		December 31, 2021
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$360,938	0.14%	$360,113	0.08%
Other	33,177	0.14	28,565	0.16
Total credit-enhanced	394,115	0.14	388,678	0.08
Non-credit-enhanced	21,831	0.12	25,985	0.05
Total	$415,946	0.13	$414,663	0.08

Freddie Mac 3Q 2022 Form 10-Q	34

Management's Discussion and Analysis	Risk Management
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
Table 26 - PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	September 30, 2022			December 31, 2021
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the yield curve, (gains) losses on:(1)
Assets:
Investments	($381)	($3,217)	($6,534)	$368	$3,531	$7,101
Guarantees(2)	92	560	1,175	(242)	(1,181)	(1,830)
Total assets	(289)	(2,657)	(5,359)	126	2,350	5,271
Liabilities	(60)	2,055	4,113	18	(2,385)	(4,870)
Derivatives	350	587	1,162	(144)	94	(217)
Total	$1	($15)	($84)	$—	$59	$184
PVS	$1	$—	$—	$—	$59	$184
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
(2)Represents the interest-rate risk from our Single-Family guarantees, which include buy-ups, float, and upfront fees (including buy-downs).

Freddie Mac 3Q 2022 Form 10-Q	35

Management's Discussion and Analysis	Risk Management
Table 27 - Duration Gap and PVS Results

	3Q 2022			3Q 2021
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	—	$4	$3	0.1	$12	$77
Minimum	(0.3)	—	—	(1.2)	—	—
Maximum	0.3	11	28	0.9	45	147
Standard deviation	0.1	3	5	0.5	9	33

	YTD 2022			YTD 2021
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	—	$6	$6	0.3	$9	$52
Minimum	(0.4)	—	—	(1.2)	—	—
Maximum	0.4	18	77	1.0	45	200
Standard deviation	0.1	4	13	0.4	7	48
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 28 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
September 30, 2022(1)	$561	$—	($561)
December 31, 2021(2)	508	59	(449)
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

Freddie Mac 3Q 2022 Form 10-Q	36

Management's Discussion and Analysis	Risk Management
the fair value option), or from changes in our future contractual net interest income due to repricing of our interest-bearing assets and liabilities. The before-tax results of this evaluation are shown in the table below.
Table 29 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	September 30, 2022	September 30, 2021
Interest Rate Scenarios(1)
Parallel yield curve shifts:
+100 basis points	$62	$26
-100 basis points	(62)	(26)
Non-parallel yield curve shifts - long-term interest rates:
+100 basis points	202	(153)
-100 basis points	(202)	153
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 basis points	(140)	179
-100 basis points	140	(179)
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

Freddie Mac 3Q 2022 Form 10-Q	37

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Table 30 - Liquidity Sources

(In millions)	September 30, 2022(1)	December 31, 2021(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$116,955	$80,262	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage Loans and Mortgage-Related Securities	24,479	43,393	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
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
Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $4.7 billion and $3.5 billion as of September 30, 2022 and December 31, 2021, respectively.
The other investments portfolio also included cash collateral posted to us primarily by derivatives counterparties of $2.4 billion and $1.2 billion as of September 30, 2022 and December 31, 2021, respectively. We have primarily invested this collateral in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for more information about our other investments portfolio.
Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and liquid. Our primary source of liquidity among these mortgage assets is our holdings of agency securities.

Freddie Mac 3Q 2022 Form 10-Q	38

Management's Discussion and Analysis	Liquidity and Capital Resources
Primary Sources of Funding

The following table lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 31 - Funding Sources

(In millions)	September 30, 2022(1)	December 31, 2021(1)	Description
Debt of Freddie Mac	$163,249	$177,131	Debt of Freddie Mac is used to fund our business activities.
Debt of Consolidated Trusts	2,973,973	2,803,054	Debt of consolidated trusts is used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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
Table 32 - Debt of Freddie Mac Activity

	3Q 2022		3Q 2021
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$3,115	1.14%	$—	—%
Issuances	33,182	2.19	—	—
Repayments	—	—	—	—
Maturities	(24,387)	1.87	—	—
Ending balance	11,910	2.46	—	—

Securities sold under agreements to repurchase	7,512	2.06	3,455	(0.01)
Offsetting arrangements	(7,512)		(3,455)
Securities sold under agreements to repurchase, net	—	—	—	—
Total short-term debt	11,910	2.46	—	—

Long-term:
Beginning balance	165,433	1.52	230,476	1.17
Issuances	12,876	4.12	—	—
Repayments	(1,392)	5.68	(19,420)	0.60
Maturities	(13,603)	0.63	(13,645)	0.82
Total long-term debt	163,314	1.83	197,411	1.25
Total debt of Freddie Mac, net	$175,224	1.87%	$197,411	1.25%
Referenced footnote is included after the year-to-date table.

Freddie Mac 3Q 2022 Form 10-Q	39

Management's Discussion and Analysis	Liquidity and Capital Resources

	YTD 2022		YTD 2021
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$—	—%	$4,955	1.31%
Issuances	40,900	1.87	22,050	0.04
Repayments	—	—	(24,568)	0.15
Maturities	(28,990)	1.59	(2,437)	1.48
Ending balance	11,910	2.46	—	—

Securities sold under agreements to repurchase	7,512	2.06	3,455	(0.01)
Offsetting arrangements	(7,512)		(3,455)
Securities sold under agreements to repurchase, net	—	—	—	—
Total short-term debt	11,910	2.46	—	—

Long-term:
Beginning balance	181,613	1.11	281,386	1.12
Issuances	29,948	3.58	1,090	0.60
Repayments	(3,297)	4.15	(56,436)	0.71
Maturities	(44,950)	0.37	(28,629)	1.12
Total long-term debt	163,314	1.83	197,411	1.25
Total debt of Freddie Mac, net	$175,224	1.87%	$197,411	1.25%
(1)Average rate is weighted based on par value.
The outstanding balance of total debt of Freddie Mac decreased from December 31, 2021 to September 30, 2022 primarily due to a lower mortgage-related investments portfolio balance and lower cash window purchase volume. As of September 30, 2022, our aggregate indebtedness pursuant to the Purchase Agreement was $175.2 billion, which was below the current $300.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Maturity and Redemption Dates
The following table presents the debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.
Table 33 - Maturity and Redemption Dates

	As of September 30, 2022		As of December 31, 2021
(Par value in millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date

Debt of Freddie Mac(1):
1 year or less	$51,863	$139,548	$55,958	$118,436
1 year through 2 years	31,740	13,545	38,688	35,724
2 years through 3 years	38,694	11,777	13,274	1,745
3 years through 4 years	18,885	1,281	35,436	12,076
4 years through 5 years	6,501	170	4,717	87
Thereafter	30,208	11,570	31,736	11,741
STACR and SCR debt(2)	4,845	4,845	9,139	9,139
Total debt of Freddie Mac	$182,736	$182,736	$188,948	$188,948
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

Freddie Mac 3Q 2022 Form 10-Q	40

Management's Discussion and Analysis	Liquidity and Capital Resources

Debt of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt of consolidated trusts, which relates to securitization transactions that we consolidate for accounting purposes. We primarily issue this type of debt by securitizing mortgage loans to fund our Single-Family activities.
The table below shows activity for the debt of consolidated trusts.
Table 34 - Debt of Consolidated Trusts Activity

(In millions)	3Q 2022	3Q 2021	YTD 2022	YTD 2021
Beginning balance	$2,877,722	$2,506,334	$2,732,056	$2,240,602
Issuances	172,989	377,326	672,155	1,181,467
Repayments and extinguishments	(129,666)	(254,084)	(483,166)	(792,493)
Ending balance	2,921,045	2,629,576	2,921,045	2,629,576
Unamortized premiums and discounts	52,928	71,954	52,928	71,954
Debt of consolidated trusts	$2,973,973	$2,701,530	$2,973,973	$2,701,530
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
Guarantees

We have certain off-balance sheet arrangements related to our securitization and other mortgage-related guarantee activities. Our off-balance sheet arrangements related to securitization activities primarily consist of guaranteed K Certificates and SB Certificates. Our guarantee of these securitization activities and other mortgage-related guarantees may result in liquidity needs to cover potential cash flow shortfalls from borrower defaults. As of September 30, 2022 and December 31, 2021, the outstanding UPB of the guaranteed securities was $365.4 billion and $366.0 billion, respectively.
In addition to our securitization and other mortgage-related guarantees, we have certain other guarantees that are accounted for as derivative instruments. These other guarantees are recognized on our condensed consolidated balance sheets at fair value and are not included in the totals above. See Note 8 for additional information on these guarantees.
We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. Accordingly, commingling Fannie Mae collateral in our resecuritization transactions increases our off-balance sheet liquidity exposure as we do not have control over the Fannie Mae collateral. As of September 30, 2022 and December 31, 2021, the total amount of our off-balance sheet exposure related to Fannie Mae securities backing Freddie Mac resecuritization products was approximately $122.6 billion and $111.2 billion, respectively.
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) decreased by $3.8 billion from $9.5 billion as of September 30, 2021 to $5.7 billion as of September 30, 2022, primarily driven by an increase in securities purchased under agreements to resell.

Freddie Mac 3Q 2022 Form 10-Q	41

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources

The table below presents activity related to our net worth.
Table 35 - Net Worth Activity

(In millions)	3Q 2022	3Q 2021	YTD 2022	YTD 2021
Beginning balance	$34,098	$22,402	$28,033	$16,413
Comprehensive income (loss)	1,132	2,909	7,197	8,898
Capital draw from Treasury	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—
Total equity / net worth	$35,230	$25,311	$35,230	$25,311

Remaining Treasury funding commitment	140,162	140,162	140,162	140,162
Aggregate draws under Purchase Agreement	71,648	71,648	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	106,746	95,050	106,746	95,050
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

Freddie Mac 3Q 2022 Form 10-Q	42

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Metrics
The table below presents our capital metrics under the ERCF.
Table 36 - Capital Metrics Under ERCF

(In billions)				September 30, 2022
Adjusted total assets				$3,695
Risk-weighted assets (standardized approach)				855

(In billions)				September 30, 2022
Stress capital buffer				$27
Stability capital buffer				23
Countercyclical capital buffer				—
PCCBA				$50
PLBA				$11

	September 30, 2022
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital (statutory)(2)	$68	N/A	$68	($30)	($98)
CET1 capital(3)	38	$50	88	(57)	(145)
Tier 1 capital(3)	51	50	101	(43)	(144)
Adjusted total capital(3)	68	50	118	(43)	(161)
Risk-based capital ratios(4):
Total capital (statutory)	8.0%	N/A	8.0%	(3.5)%	(11.5)%
CET1 capital	4.5	5.8%	10.3	(6.7)	(17.0)
Tier 1 capital	6.0	5.8	11.8	(5.0)	(16.8)
Adjusted total capital	8.0	5.8	13.8	(5.0)	(18.8)
Leverage capital amounts:
Core capital (statutory)(5)	$92	N/A	$92	($37)	($129)
Tier 1 capital(3)	92	$11	103	(43)	(146)
Leverage capital ratios(6):
Core capital (statutory)	2.5%	N/A	2.5%	(1.0)%	(3.5)%
Tier 1 capital	2.5	0.3%	2.8	(1.2)	(4.0)
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
(6)As a percentage of adjusted total assets.
At September 30, 2022, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our amounts of capital and ratios under the ERCF.

Freddie Mac 3Q 2022 Form 10-Q	43

Management's Discussion and Analysis	Critical Accounting Estimates
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
Determining the appropriateness of the Single-Family allowance for credit losses is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require us to make judgments about matters that are difficult to predict, the most significant of which is the probability of default.
Changes in forecasted house price growth rates can have a significant effect on our allowance for credit losses. The table below shows our nationwide forecasted house price growth rates that were used in determining our allowance for credit losses. See Note 5 for additional information regarding our current period benefit (provision) for credit losses and estimation process.
Table 37 - Forecasted House Price Growth Rates

	2022	2023
September 30, 2022(1)	6.7%	(0.2)%
June 30, 2022(1)	12.8	4.0
March 31, 2022(1)	10.4	5.0
December 31, 2021	6.2	2.5
(1)Current year forecast includes actual rates observed in the prior months.

Freddie Mac 3Q 2022 Form 10-Q	44

Management's Discussion and Analysis	Regulation and Supervision

REGULATION AND SUPERVISION
In addition to oversight by FHFA as our Conservator, we are subject to regulation and oversight by FHFA under our Charter and the GSE Act and to certain regulation by other government agencies. FHFA has the power to require us from time to time to change our processes, take action and/or stop taking action that could impact our business. Furthermore, regulatory activities by other government agencies can affect us indirectly, even if we are not directly subject to such agencies' regulation or oversight. For example, regulations that modify requirements applicable to the purchase or servicing of mortgages can affect us.
Federal Housing Finance Agency
Updated Minimum Financial Eligibility Requirements for Enterprise Seller/Servicers

On August 17, 2022, FHFA and Ginnie Mae issued a joint announcement of their updated minimum financial eligibility requirements for Enterprise seller/servicers and Ginnie Mae issuers. Freddie Mac announced the updated changes on September 21, 2022. The new requirements contain changes related to incorporating enhanced definitions of capital and liquidity, reducing the procyclicality of the current liquidity requirements, and incorporating lessons learned from the pandemic. They also include higher supplemental requirements applicable only to large non-depositories, defined as non-depositories having $50 billion or more of total single-family servicing UPB, as well as a new origination liquidity requirement for sellers that originate greater than $1 billion in single-family first lien mortgages in the most recent calendar year. The majority of the requirements are effective on September 30, 2023.
FICO 10T and VantageScore 4.0

On October 24, 2022, FHFA announced the validation and approval of both the FICO 10T and the VantageScore 4.0 credit score models for use by the Enterprises. FHFA expects that implementation of the FICO 10T and VantageScore 4.0 models will be a multiyear effort. Once implemented, lenders will be required to deliver both FICO 10T and VantageScore 4.0 credit scores with each loan sold to the Enterprises. FHFA and the Enterprises will conduct outreach to stakeholders to ensure a smooth transition to the newer credit score models.
FHFA also announced that the Enterprises will work toward changing the requirement that lenders provide credit reports from all three nationwide consumer reporting agencies (CRAs). Instead, the Enterprises will require lenders to provide credit reports from two of the three nationwide CRAs. The Enterprises will work with stakeholders on a plan for implementing the change from a tri-merge credit report requirement to a bi-merge credit report requirement.
Targeted Pricing Changes to Enterprise Pricing Framework

On October 24, 2022, FHFA announced targeted changes to the Enterprises’ guarantee fee pricing by eliminating upfront fees for certain borrowers and affordable mortgage products, while implementing targeted increases to the upfront fees for most cash-out refinance loans.
As part of the pricing changes stemming from FHFA’s ongoing review of the Enterprises’ pricing framework announced last year, FHFA is eliminating upfront fees for:
■    First-time homebuyers at or below 100 percent of area median income (AMI) in most of the United States and below 120 percent of AMI in high-cost areas;
■    Home Possible and HomeReady loans (Freddie Mac and Fannie Mae’s flagship affordable mortgage programs);
■    HFA Advantage and HFA Preferred loans; and
■    Single-family loans supporting the Duty to Serve program.
Freddie Mac announced the updated changes on October 31, 2022. The implementation of new fees for cash-out refinance loans will begin on February 1, 2023. All other announced fee changes will go into effect on December 1, 2022.

Freddie Mac 3Q 2022 Form 10-Q	45

Management's Discussion and Analysis	Regulation and Supervision

Legislative and Regulatory Developments
2022 Dodd-Frank Stress Test Results

On August 11, 2022, FHFA released a report providing the results of the 2022 annual stress tests for Freddie Mac. This report provides updated information on possible ranges of future financial results for Freddie Mac under severely adverse economic conditions.
Proposed Multifamily Affordable Housing Goals for 2023-2024

On August 16, 2022, FHFA proposed its multifamily affordable housing goals for Freddie Mac for 2023-2024. Under FHFA’s existing housing goals regulation, the multifamily housing goals for the Enterprises include benchmark levels through the end of 2022 based on the total number of affordable units in multifamily properties financed by mortgage loans purchased by the Enterprise each year. This proposed rule would amend the regulation to establish benchmark levels for the multifamily housing goals for 2023 and 2024 based on a new methodology – the percentage of affordable units in multifamily properties financed by mortgages purchased by the Enterprise each year.
Our current and proposed affordable housing goal benchmark levels are set forth below.
Table 38 - Current and Proposed 2023-2024 Multifamily Affordable Housing Goal Benchmark Levels

Affordable Housing Goals	Current Benchmark Levels for 2022 (units)	Proposed Benchmark Levels for 2023-2024 (% of units)
Multifamily
Low-income goal	415,000	61%
Very low-income subgoal	88,000	12
Small multifamily (5-50 units) low-income subgoal	23,000	2

Freddie Mac 3Q 2022 Form 10-Q	46

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-Family and Multifamily segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends including, but not limited to, changes in observed and forecasted house price appreciation, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, the effects of natural disasters, other catastrophic events, including the COVID-19 pandemic, and significant climate change effects and actions taken in response thereto on our business, and our results of operations and financial condition. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section in our 2021 Annual Report, and including, without limitation, the following:
■ The actions the federal government (including FHFA, Treasury, and Congress) and state governments may take, require us to take, or restrict us from taking, including actions to support the housing market, such as programs implemented in response to the COVID-19 pandemic or to implement the recommendations in FHFA's Conservatorship Scorecards, recent requirements and guidance related to equitable housing, and other objectives for us;
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
■ Changes in accounting policies, practices, standards, or guidance;
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
■ Our ability to effectively execute our business strategies, implement significant changes, and improve efficiency;
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

Freddie Mac 3Q 2022 Form 10-Q	47

Management's Discussion and Analysis	Forward-Looking Statements

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

Freddie Mac 3Q 2022 Form 10-Q	48

Financial Statements

Financial Statements

Freddie Mac 3Q 2022 Form 10-Q	49

Financial Statements	Condensed Consolidated Statements of Operations and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In millions, except share-related amounts)	3Q 2022	3Q 2021	YTD 2022	YTD 2021
Net interest income
Interest income	$21,894	$15,791	$59,642	$44,923
Interest expense	(17,340)	(11,373)	(46,225)	(32,099)
Net interest income	4,554	4,418	13,417	12,824

Non-interest income (loss)
Guarantee income	125	246	400	850
Investment gains (losses), net	415	383	2,249	2,227
Other income (loss)	87	200	365	485
Non-interest income (loss)	627	829	3,014	3,562
Net revenues	5,181	5,247	16,431	16,386

Benefit (provision) for credit losses	(1,796)	243	(1,266)	1,179

Non-interest expense
Salaries and employee benefits	(387)	(352)	(1,119)	(1,042)
Credit enhancement expense	(542)	(386)	(1,559)	(1,090)
Benefit for (decrease in) credit enhancement recoveries	210	(60)	192	(510)
Legislative assessments expense	(753)	(734)	(2,260)	(2,121)
Other expense	(353)	(312)	(1,031)	(1,038)
Non-interest expense	(1,825)	(1,844)	(5,777)	(5,801)

Income (loss) before income tax (expense) benefit	1,560	3,646	9,388	11,764
Income tax (expense) benefit	(247)	(727)	(1,824)	(2,399)
Net income (loss)	1,313	2,919	7,564	9,365
Other comprehensive income (loss), net of taxes and reclassification adjustments	(181)	(10)	(367)	(467)
Comprehensive income (loss)	$1,132	$2,909	$7,197	$8,898

Net income (loss)	$1,313	$2,919	$7,564	$9,365
Future increase in senior preferred stock liquidation preference	(1,132)	(2,909)	(7,197)	(8,898)
Net income (loss) attributable to common stockholders	$181	$10	$367	$467
Net income (loss) per common share	$0.06	$—	$0.11	$0.14
Weighted average common shares (in millions)	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2022 Form 10-Q	50

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except share-related amounts)	2022	2021
Assets
Cash and cash equivalents (includes $773 and $1,695 of restricted cash and cash equivalents)	$5,691	$10,150
Securities purchased under agreements to resell	97,643	71,203
Investment securities, at fair value	43,270	53,015
Mortgage loans held-for-sale (includes $3,542 and $10,498 at fair value)	9,365	19,778
Mortgage loans held-for-investment (net of allowance for credit losses of $6,851 and $4,947)	2,998,008	2,828,331
Accrued interest receivable, net	8,201	7,474
Deferred tax assets, net	5,561	6,214
Other assets (includes $6,008 and $6,594 at fair value)	22,917	29,421
Total assets	$3,190,656	$3,025,586
Liabilities and equity
Liabilities
Accrued interest payable	$6,915	$6,268
Debt (includes $4,252 and $2,478 at fair value)	3,137,222	2,980,185
Other liabilities (includes $961 and $287 at fair value)	11,289	11,100
Total liabilities	3,155,426	2,997,553
Commitments and contingencies (Notes 4, 8, 14)
Equity
Senior preferred stock (liquidation preference of $106,746 and $97,959)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings (accumulated deficit)	(47,429)	(54,993)
AOCI, net of taxes, related to:
Available-for-sale securities	(77)	297
Other	(136)	(143)
AOCI, net of taxes	(213)	154
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	35,230	28,033
Total liabilities and equity	$3,190,656	$3,025,586
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	September 30,	December 31,
(In millions)	2022	2021
Assets:
Cash and cash equivalents (includes $677 and $1,595 of restricted cash and cash equivalents)	$678	$1,596
Securities purchased under agreements to resell	15,500	34,000
Investment securities, at fair value	309	420
Mortgage loans held-for-investment, net	2,956,534	2,784,626
Accrued interest receivable, net	7,721	7,019
Other assets	6,439	11,265
Total assets of consolidated VIEs	$2,987,181	$2,838,926
Liabilities:
Accrued interest payable	$6,449	$5,823
Debt	2,973,973	2,803,054
Total liabilities of consolidated VIEs	$2,980,422	$2,808,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2022 Form 10-Q	51

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at June 30, 2022	1	464	650	$72,648	$14,109	$—	($48,742)	($32)	($3,885)	$34,098
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	1,313	—	—	1,313
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $42 million)	—	—	—	—	—	—	—	(159)	—	(159)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $7 million)	—	—	—	—	—	—	—	(25)	—	(25)
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	3	—	3
Comprehensive income (loss)	—	—	—	—	—	—	1,313	(181)	—	1,132
Ending balance at September 30, 2022	1	464	650	$72,648	$14,109	$—	($47,429)	($213)	($3,885)	$35,230

Balance at June 30, 2021	1	464	650	$72,648	$14,109	$—	($60,656)	$186	($3,885)	$22,402
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	2,919	—	—	2,919
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $2 million)	—	—	—	—	—	—	—	(6)	—	(6)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $2 million)	—	—	—	—	—	—	—	(8)	—	(8)
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	4	—	4
Comprehensive income (loss)	—	—	—	—	—	—	2,919	(10)	—	2,909
Ending balance at September 30, 2021	1	464	650	$72,648	$14,109	$—	($57,737)	$176	($3,885)	$25,311

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2021	1	464	650	$72,648	$14,109	$—	($54,993)	$154	($3,885)	$28,033
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	7,564	—	—	7,564
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $94 million)	—	—	—	—	—	—	—	(353)	—	(353)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $6 million)	—	—	—	—	—	—	—	(21)	—	(21)
Other (net of taxes of $2 million)	—	—	—	—	—	—	—	7	—	7
Comprehensive income (loss)	—	—	—	—	—	—	7,564	(367)	—	7,197
Ending balance at September 30, 2022	1	464	650	$72,648	$14,109	$—	($47,429)	($213)	($3,885)	$35,230

Balance at December 31, 2020	1	464	650	$72,648	$14,109	$—	($67,102)	$643	($3,885)	$16,413
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	9,365	—	—	9,365
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $28 million)	—	—	—	—	—	—	—	(105)	—	(105)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $100 million)	—	—	—	—	—	—	—	(377)	—	(377)
Other (net of taxes of $2 million)	—	—	—	—	—	—	—	15	—	15
Comprehensive income (loss)	—	—	—	—	—	—	9,365	(467)	—	8,898
Ending balance at September 30, 2021	1	464	650	$72,648	$14,109	$—	($57,737)	$176	($3,885)	$25,311
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2022 Form 10-Q	52

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2022	YTD 2021
Net cash provided by (used in) operating activities	$12,193	$17,318
Cash flows from investing activities
Purchases of investment securities	(107,222)	(96,169)
Proceeds from sales of investment securities	99,179	122,815
Proceeds from maturities and repayments of investment securities	11,226	6,996
Purchases of mortgage loans acquired as held-for-investment	(130,568)	(463,273)
Proceeds from sales of mortgage loans acquired as held-for-investment	2,843	6,917
Proceeds from repayments of mortgage loans acquired as held-for-investment	289,624	592,454
Advances under secured lending arrangements	(144,215)	(194,127)
Repayments of secured lending arrangements	369	478
Net proceeds from dispositions of real estate owned and other recoveries	180	199
Net (increase) decrease in securities purchased under agreements to resell	(26,619)	16,282
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	4,276	1,105
Other, net	(544)	(488)
Net cash provided by (used in) investing activities	(1,471)	(6,811)
Cash flows from financing activities
Proceeds from issuance of debt of consolidated trusts	310,836	669,060
Repayments and redemptions of debt of consolidated trusts	(319,703)	(608,468)
Proceeds from issuance of debt of Freddie Mac	70,831	23,153
Repayments of debt of Freddie Mac	(77,319)	(112,114)
Net increase (decrease) in securities sold under agreements to repurchase	179	3,455
Other, net	(5)	(4)
Net cash provided by (used in) financing activities	(15,181)	(24,918)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(4,459)	(14,411)
Cash and cash equivalents (includes restricted cash and cash equivalents) at beginning of year	10,150	23,889
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$5,691	$9,478

Supplemental cash flow information
Cash paid for:
Debt interest	$55,491	$51,686
Income taxes	2,500	3,124
Non-cash investing and financing activities (Note 3 and 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2022 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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

Freddie Mac 3Q 2022 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
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
		January 1, 2023	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 3Q 2022 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
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
Table 2.1 - Nonconsolidated VIEs

(In millions)	September 30, 2022	December 31, 2021
Assets and Liabilities Recorded on our Condensed Consolidated Balance Sheets(1)
Assets:
Investment securities, at fair value	$14,685	$16,506
Accrued interest receivable, net	206	220
Other assets(2)	5,279	5,589
Liabilities:
Debt	146	67
Other liabilities(2)	5,885	5,172
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
Table 2.2 - Total Assets and Maximum Exposure to Loss for our Nonconsolidated VIEs(1)

	September 30, 2022		December 31, 2021
(In millions)	Total Assets	Maximum Exposure(2)	Total Assets	Maximum Exposure(2)
Securitization Activities
Single-Family:
Other securitization products(3)	$32,116	$26,504	$33,603	$27,975
Multifamily:
K Certificates	323,309	285,876	321,149	281,910
SB Certificates	24,280	21,726	24,944	22,389
Other securitization products	15,276	13,426	16,683	14,772

CRT Activities	32,651	76	23,605	44
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
In addition, the UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts for which we are not the primary beneficiary totaled $122.5 billion and $110.8 billion as of September 30, 2022 and December 31, 2021, respectively. As a result of the recently implemented ERCF, we charge a 50 basis point fee for any commingled security issued on or after July 1, 2022. We apply the fee to collateral issued by Fannie Mae, at the time that such collateral is used for a new commingled security. See Note 4 for additional information on our guarantee of Fannie Mae securities.

Freddie Mac 3Q 2022 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
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

Freddie Mac 3Q 2022 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	September 30, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$3,722	$6,800	$10,522	$5,446	$14,871	$20,317
Cost basis and fair value adjustments, net	(721)	(436)	(1,157)	(813)	274	(539)
Total held-for-sale loans, net	3,001	6,364	9,365	4,633	15,145	19,778
Held-for-investment UPB	2,926,244	35,788	2,962,032	2,742,851	26,657	2,769,508
Cost basis adjustments	42,751	76	42,827	63,684	86	63,770
Allowance for credit losses	(6,802)	(49)	(6,851)	(4,913)	(34)	(4,947)
Total held-for-investment loans, net	2,962,193	35,815	2,998,008	2,801,622	26,709	2,828,331
Total mortgage loans, net	$2,965,194	$42,179	$3,007,373	$2,806,255	$41,854	$2,848,109
For the purposes of certain single-family mortgage loan disclosures below, we present loans by class of financing receivable type. Financing receivable classes used for disclosure consist of: "20- and 30-year or more, amortizing fixed-rate," "15-year or less, amortizing fixed-rate," and "adjustable-rate and other." The "other" class consists of Alt-A, interest-only, and option ARM loans.
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In millions)	3Q 2022	3Q 2021	YTD 2022	YTD 2021
Single-Family:
Purchases:
Held-for-investment loans	$121,215	$297,554	$465,815	$945,222
Sales of held-for-sale loans(1)	537	928	1,981	3,965
Multifamily:
Purchases:
Held-for-investment loans	5,617	2,959	11,139	5,879
Held-for-sale loans	8,835	13,744	32,474	37,580
Sales of held-for-sale loans(2)	11,475	13,390	40,666	52,221
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
Table 3.3 - Loan Reclassifications

	3Q 2022			3Q 2021
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$361	$10	$—	$388	$19	$—
Held-for-sale to held-for-investment(1)	30	(3)	2	81	4	—
Multifamily reclassifications from:
Held-for-investment to held-for-sale	188	—	—	445	—	—
Held-for-sale to held-for-investment	—	—	—	—	—	—
Referenced footnote is included after the year-to-date table.

Freddie Mac 3Q 2022 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2022			YTD 2021
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-family reclassifications from:
Held-for-investment to held-for-sale	$934	$20	$—	$1,358	$54	$—
Held-for-sale to held-for-investment(1)	167	(10)	5	183	13	—
Multifamily reclassifications from:
Held-for-investment to held-for-sale	889	1	—	2,175	6	—
Held-for-sale to held-for-investment	285	—	—	21	—	—
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
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	June 30, 2022	September 30, 2022	3Q 2022	YTD 2022
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,021	$9,462	$37	$121
15-year or less, amortizing fixed-rate	562	457	1	4
Adjustable-rate and other	435	396	1	4
Total Single-Family	12,018	10,315	39	129
Total Multifamily	42	42	—	—
Total Single-Family and Multifamily	$12,060	$10,357	$39	$129

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	June 30, 2021	September 30, 2021	3Q 2021	YTD 2021
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$19,431	$17,524	$35	$115
15-year or less, amortizing fixed-rate	914	862	1	4
Adjustable-rate and other	879	818	2	6
Total Single-Family	21,224	19,204	38	125
Total Multifamily	—	—	—	—
Total Single-Family and Multifamily	$21,224	$19,204	$38	$125
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
Table 3.5 - Accrued Interest Receivable, Net and Related Charge-Offs

	Accrued Interest Receivable, Net		Accrued Interest Receivable Related Charge-Offs
(In millions)	September 30, 2022	December 31, 2021	3Q 2022	3Q 2021	YTD 2022	YTD 2021
Single-Family loans	$7,752	$7,065	($47)	($222)	($192)	($507)
Multifamily loans	142	125	—	—	—	—

Freddie Mac 3Q 2022 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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
Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	September 30, 2022
	Year of Origination						Total
(In millions)	2022	2021	2020	2019	2018	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$60,081	$412,520	$508,101	$90,428	$40,315	$419,068	$1,530,513
> 60 to 80	145,978	426,339	183,723	28,502	7,845	10,671	803,058
> 80 to 90	61,350	86,815	3,898	546	148	459	153,216
> 90 to 100	61,850	5,333	383	52	22	155	67,795
> 100	213	5	1	3	5	173	400
Total 20- and 30-year or more, amortizing fixed-rate	329,472	931,012	696,106	119,531	48,335	430,526	2,554,982
15-year or less, amortizing fixed-rate
≤ 60	15,657	120,897	112,740	15,175	5,847	72,814	343,130
> 60 to 80	12,244	24,272	2,994	167	20	20	39,717
> 80 to 90	1,350	449	8	—	1	2	1,810
> 90 to 100	488	5	—	—	—	1	494
> 100	—	—	—	—	—	2	2
Total 15-year or less, amortizing fixed-rate	29,739	145,623	115,742	15,342	5,868	72,839	385,153
Adjustable-rate and other
≤ 60	1,110	2,918	1,585	665	452	15,889	22,619
> 60 to 80	2,004	1,954	208	75	29	436	4,706
> 80 to 90	778	169	4	1	1	36	989
> 90 to 100	517	7	—	—	—	13	537
> 100	1	—	—	—	—	8	9
Total adjustable-rate and other	4,410	5,048	1,797	741	482	16,382	28,860
Total Single-Family loans	$363,621	$1,081,683	$813,645	$135,614	$54,685	$519,747	$2,968,995

Total for all loan product types by current LTV ratio:
≤ 60	$76,848	$536,335	$622,426	$106,268	$46,614	$507,771	$1,896,262
> 60 to 80	160,226	452,565	186,925	28,744	7,894	11,127	847,481
> 80 to 90	63,478	87,433	3,910	547	150	497	156,015
> 90 to 100	62,855	5,345	383	52	22	169	68,826
> 100	214	5	1	3	5	183	411
Total Single-Family loans	$363,621	$1,081,683	$813,645	$135,614	$54,685	$519,747	$2,968,995

Freddie Mac 3Q 2022 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2021
	Year of Origination						Total
(In millions)	2021	2020	2019	2018	2017	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$260,244	$397,680	$77,812	$39,143	$61,434	$405,467	$1,241,780
> 60 to 80	467,193	334,560	60,570	18,914	12,715	17,354	911,306
> 80 to 90	124,074	28,944	2,034	482	208	818	156,560
> 90 to 100	66,851	1,083	126	45	29	309	68,443
> 100	75	2	4	8	18	328	435
Total 20- and 30-year or more, amortizing fixed-rate	918,437	762,269	140,546	58,592	74,404	424,276	2,378,524
15-year or less, amortizing fixed-rate
≤ 60	93,732	111,899	17,335	7,161	13,602	78,001	321,730
> 60 to 80	52,521	18,834	1,136	137	54	36	72,718
> 80 to 90	3,785	168	6	2	2	3	3,966
> 90 to 100	598	2	1	1	1	2	605
> 100	4	—	—	1	1	3	9
Total 15-year or less, amortizing fixed-rate	150,640	130,903	18,478	7,302	13,660	78,045	399,028
Adjustable-rate and other
≤ 60	2,054	1,554	727	543	1,657	17,517	24,052
> 60 to 80	2,435	535	209	90	190	795	4,254
> 80 to 90	417	16	6	3	4	66	512
> 90 to 100	116	—	—	—	—	30	146
> 100	1	—	—	—	—	18	19
Total adjustable-rate and other	5,023	2,105	942	636	1,851	18,426	28,983
Total Single-Family loans	$1,074,100	$895,277	$159,966	$66,530	$89,915	$520,747	$2,806,535

Total for all loan product types by current LTV ratio:
≤ 60	$356,030	$511,133	$95,874	$46,847	$76,693	$500,985	$1,587,562
> 60 to 80	522,149	353,929	61,915	19,141	12,959	18,185	988,278
> 80 to 90	128,276	29,128	2,046	487	214	887	161,038
> 90 to 100	67,565	1,085	127	46	30	341	69,194
> 100	80	2	4	9	19	349	463
Total Single-Family loans	$1,074,100	$895,277	$159,966	$66,530	$89,915	$520,747	$2,806,535
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 3Q 2022 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	September 30, 2022
	Year of Origination							Total
(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans
Category:
Pass	$9,381	$7,852	$6,576	$5,177	$939	$3,108	$2,046	$35,079
Special mention	—	39	65	443	7	56	—	610
Substandard	—	—	31	60	4	80	—	175
Doubtful	—	—	—	—	—	—	—	—
Total	$9,381	$7,891	$6,672	$5,680	$950	$3,244	$2,046	$35,864

	December 31, 2021
	Year of Origination							Total
(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans
Category:
Pass	$6,955	$7,116	$5,273	$979	$610	$2,795	$2,275	$26,003
Special mention	—	40	372	—	3	42	—	457
Substandard	—	62	171	4	2	44	—	283
Doubtful	—	—	—	—	—	—	—	—
Total	$6,955	$7,218	$5,816	$983	$615	$2,881	$2,275	$26,743
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status

	September 30, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing Interest	Non-accrual With No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,523,119	$16,055	$3,657	$12,151	$2,554,982	$3,067	$546
15-year or less, amortizing fixed-rate	383,084	1,233	223	613	385,153	170	10
Adjustable-rate and other	28,080	291	79	410	28,860	32	78
Total Single-Family	2,934,283	17,579	3,959	13,174	2,968,995	3,269	634
Total Multifamily	35,819	3	—	42	35,864	—	42
Total Single-Family and Multifamily	$2,970,102	$17,582	$3,959	$13,216	$3,004,859	$3,269	$676

	December 31, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing Interest	Non-accrual with No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,338,076	$14,833	$3,214	$22,401	$2,378,524	$5,784	$857
15-year or less, amortizing fixed-rate	396,030	1,550	230	1,218	399,028	392	13
Adjustable-rate and other	27,752	280	89	862	28,983	95	102
Total Single-Family	2,761,858	16,663	3,533	24,481	2,806,535	6,271	972
Total Multifamily	26,743	—	—	—	26,743	—	—
Total Single-Family and Multifamily	$2,788,601	$16,663	$3,533	$24,481	$2,833,278	$6,271	$972
Referenced footnotes are on the next page.

Freddie Mac 3Q 2022 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

(1)Includes $1.5 billion and $0.7 billion of single-family loans that were in the process of foreclosure as of September 30, 2022 and December 31, 2021, respectively.
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
The discounted cash flow model we use in measuring our Single-Family allowance for credit losses forecasts cash flows we expect to collect using our historical experience, including the effects of our loss mitigation activities involving borrowers experiencing financial difficulty. When we account for a loan restructuring as a continuation of the existing loan, we update the loan’s effective interest rate based on the restructured terms and recognize interest income prospectively using the new effective rate. We also update the prepayment-adjusted effective interest rate used to discount cash flows in measuring our allowance for credit losses to reflect the loan’s restructured terms. As a result, subsequent to our adoption of the accounting guidance that eliminates the recognition and measurement of TDRs, we no longer recognize an allowance for credit losses for the economic concession granted to a borrower for changes in the timing and amount of contractual cash flows when a loan is restructured. However, because we adopted such guidance prospectively, we continue to use the loan's prepayment-adjusted effective interest rate just prior to the restructuring for loans that were restructured and accounted for as TDRs prior to our adoption of the guidance and that have not been subsequently modified after our adoption of the guidance. As a result, we continue to measure an allowance for credit losses for the economic concession granted to a borrower for changes in the timing and amount of contractual cash flows for such loans.
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
In addition, we also offer single-family borrowers loan modifications, which are contractual plans that may involve changing the terms of the loan such as payment delays, interest rate reductions, term extensions, or a combination of these items. Payment delays in our loan modification programs most commonly consist of adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, and may also include principal forbearance, in which a portion of the principal balance becomes non-interest-bearing and is due at the earlier of the payoff date, maturity date, or sale of the property. Our modification programs generally require completion of a trial period of at least three months prior to receiving the modification. During the loan modification trial period, borrowers make payments that are an estimate of the anticipated modified payment

Freddie Mac 3Q 2022 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

amount, which is generally lower than the amount required by the loan's original contractual terms. As a result, loans in these modifications are granted a delay in the payment due under the original contractual terms during the trial period. We continue to report single-family loans in loan modification trial period plans as delinquent to the extent that payments are past due based on the loan’s original contractual terms. The amortized cost basis of loans in trial period modification plans was $1.6 billion as of September 30, 2022. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
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
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2022
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$6,435	$750	$1,254	$8,439	0.3%
15-year or less, amortizing fixed-rate	381	24	6	411	0.1
Adjustable-rate and other	98	12	22	132	0.5
Total Single-Family loan restructurings	$6,914	$786	$1,282	$8,982	0.3

	YTD 2022
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$18,207	$1,868	$6,554	$26,629	1.0%
15-year or less, amortizing fixed-rate	1,130	24	6	1,160	0.3
Adjustable-rate and other	357	32	105	494	1.7
Total Single-Family loan restructurings	$19,694	$1,924	$6,665	$28,283	1.0
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified.
(2)    Includes $2.8 billion and $10.8 billion related to payment deferral plans for 3Q 2022 and YTD 2022, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
(3)    Based on the amortized cost basis as of period end, divided by the total period-end amortized cost basis of the corresponding financing receivable class of single-family held-for-investment loans.
The table below shows the financial effect of single-family held-for-investment loan restructurings involving borrowers experiencing financial difficulty that we entered into during the periods presented.
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2022
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.1%	183	$19
15-year or less, amortizing fixed-rate	0.6	366	21
Adjustable-rate and other	1.9	221	20
Referenced footnotes are included after the year-to-date table.

Freddie Mac 3Q 2022 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2022
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.4%	187	$22
15-year or less, amortizing fixed-rate	0.6	366	24
Adjustable-rate and other	2.3	225	26
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
Table 3.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2022
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$483	$53	$140	$676
15-year or less, amortizing fixed-rate	28	—	—	28
Adjustable-rate and other	9	1	1	11
Total Single-Family	$520	$54	$141	$715

	YTD 2022
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,194	$94	$216	$1,504
15-year or less, amortizing fixed-rate	67	—	—	67
Adjustable-rate and other	31	3	3	37
Total Single-Family	$1,292	$97	$219	$1,608
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

Freddie Mac 3Q 2022 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.12 - Payment Status of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty

	September 30, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$17,282	$2,289	$1,535	$5,523	$26,629
15-year or less, amortizing fixed-rate	696	107	81	276	1,160
Adjustable-rate and other	303	30	23	138	494
Total Single-Family	$18,281	$2,426	$1,639	$5,937	$28,283
Multifamily Loan Restructurings
We offer several types of restructurings to multifamily borrowers that may result in a payment delay, interest rate reduction, term extension, principal forgiveness, or combination thereof. In certain cases, we offer multifamily borrowers forbearance plans that allow borrowers to defer monthly payments during a defined period. After the forbearance period ends, the borrowers are required to repay forborne loan amounts in monthly installments. In addition, in certain cases, for maturing loans we may provide term extensions with no changes to the effective borrowing rate. In other cases, we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as interest rate reductions, term extensions, principal forbearance and/or forgiveness, or some combination of these items. There were no restructuring activities related to multifamily held-for-investment loans involving borrowers experiencing financial difficulty for the nine months ended September 30, 2022.
Prior Period Troubled Debt Restructuring Information

The table below provides details of our single-family loan modifications that were classified as TDRs during the periods presented.
Table 3.13 - Single-Family TDR Modification Metrics

	3Q 2021	YTD 2021
Percentage of single-family loan modifications that were classified as TDRs with:
Interest rate reductions and related term extensions	12%	13%
Principal forbearance and related interest rate reductions and term extensions	34	35
Average coupon interest rate reduction	0.4%	0.4%
Average months of term extension	154	151
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
Table 3.14 - TDR Activity

	3Q 2021		YTD 2021
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-Family:(1)(2)
20- and 30-year or more, amortizing fixed-rate	3,136	$562	10,647	$1,889
15-year or less, amortizing fixed-rate	365	37	1,262	131
Adjustable-rate and other	146	24	553	82
Total Single-Family	3,647	623	12,462	2,102
Multifamily	—	—	—	—
(1)The pre-TDR amortized cost basis for single-family loans initially classified as TDRs during 3Q 2021 and YTD 2021 was $0.6 billion and $2.1 billion, respectively.
(2)Includes certain bankruptcy events and forbearance plans, repayment plans, payment deferral plans, and modification activities that do not qualify for the temporary relief related to TDRs provided by the CARES Act based on servicer reporting at the time of the TDR event.

Freddie Mac 3Q 2022 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the periods presented and had completed a modification during the year preceding the payment default.
Table 3.15 - Payment Defaults of Completed TDR Modifications

	3Q 2021		YTD 2021
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-Family:
20- and 30-year or more, amortizing fixed-rate	595	$103	2,408	$425
15-year or less, amortizing fixed-rate	15	2	101	11
Adjustable-rate and other	70	10	307	48
Total Single-Family	680	115	2,816	484
Multifamily	—	—	—	—
Non-Cash Investing and Financing Activities

During YTD 2022 and YTD 2021, we acquired $339.6 billion and $507.4 billion, respectively, of loans held-for-investment in exchange for the issuance of debt of consolidated trusts in guarantor swap transactions. We received approximately $146.6 billion and $189.3 billion of loans held-for-investment from sellers during YTD 2022 and YTD 2021, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 3Q 2022 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Table 4.1 - Financial Guarantees

	September 30, 2022			December 31, 2021
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
Single-Family:
Securitization activity guarantees	$26,504	$395	40	$27,975	$398	39
Other mortgage-related guarantees	9,692	214	30	10,588	251	30
Guarantees of Fannie Mae securities	122,576	—	39	111,150	—	40
Total Single-Family	$158,772	$609		$149,713	$649
Multifamily:
Securitization activity guarantees	$318,924	$4,826	38	$317,006	$4,663	38
Other mortgage-related guarantees	10,263	378	32	10,456	404	32
Total Multifamily	$329,187	$5,204		$327,462	$5,067
Other guarantees:
Written options	$45,410	$2,005	9	$34,861	$1,596	10
CRT-related derivatives	39,434	130	30	33,188	35	30
Other	5,727	445	30	1,750	21	29
Total other guarantees	$90,571	$2,580		$69,799	$1,652
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
The table below shows the payment status of the mortgage loans underlying our guarantees that are not measured at fair value.
Table 4.2 – UPB of Loans Underlying Our Guarantees by Payment Status

	September 30, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-Family	$36,983	$1,951	$729	$2,023	$41,686
Multifamily	370,636	47	67	426	371,176
Total	$407,619	$1,998	$796	$2,449	$412,862

	December 31, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total(1)
Single-Family	$38,964	$2,040	$692	$2,341	$44,037
Multifamily	370,541	47	7	317	370,912
Total	$409,505	$2,087	$699	$2,658	$414,949
(1)Loan-level payment status is not available for certain guarantees totaling $0.2 billion and $0.4 billion as of September 30, 2022 and December 31, 2021, respectively, and therefore is not included in the table above.

Freddie Mac 3Q 2022 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
In 1Q 2022, we adopted accounting guidance that eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, we no longer incorporate the expected credit losses for TDRs we reasonably expect will occur in our estimation of the allowance for credit losses. See Note 3 for more information on the adoption of the new accounting guidance.
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	3Q 2022			3Q 2021			YTD 2022			YTD 2021
(In millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Beginning balance	$5,342	$81	$5,423	$5,513	$96	$5,609	$5,440	$78	$5,518	$6,353	$200	$6,553
Provision (benefit) for credit losses	1,784	12	1,796	(244)	1	(243)	1,251	15	1,266	(1,076)	(103)	(1,179)
Charge-offs	(108)	—	(108)	(288)	—	(288)	(388)	—	(388)	(729)	—	(729)
Recoveries collected	29	—	29	43	—	43	124	—	124	150	—	150
Other(1)	168	—	168	268	—	268	788	—	788	594	—	594
Ending balance	$7,215	$93	$7,308	$5,292	$97	$5,389	$7,215	$93	$7,308	$5,292	$97	$5,389

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$6,802	$49	$6,851	$4,490	$41	$4,531
Advances of pre-foreclosure costs	354	—	354	592	—	592
Accrued interest receivable on mortgage loans	6	—	6	157	—	157
Off-balance sheet credit exposures	53	44	97	53	56	109
Total ending balance	$7,215	$93	$7,308	$5,292	$97	$5,389
(1)Primarily includes capitalization of past due interest related to non-accrual loans that receive payment deferral plans and loan modifications.
■    3Q 2022 vs. 3Q 2021 and YTD 2022 vs. YTD 2021 - A provision for credit losses in the 2022 periods, primarily driven by deterioration in housing market conditions, including lower observed and forecasted house price appreciation. The benefit for credit losses in the 2021 periods was primarily driven by observed house price appreciation and reduced expected credit losses related to COVID-19.
In addition, charge-offs decreased year-over-year due to a decrease in charge-offs of accrued interest receivable during the 2022 periods.

Freddie Mac 3Q 2022 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	September 30, 2022	December 31, 2021
Trading securities	$37,221	$49,003
Available-for-sale securities	6,049	4,012
Total fair value of investment securities	$43,270	$53,015
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	September 30, 2022	December 31, 2021
Mortgage-related securities	$10,651	$16,231
Non-mortgage-related securities	26,570	32,772
Total fair value of trading securities	$37,221	$49,003
For trading securities held at September 30, 2022, we recorded net unrealized losses of $0.9 billion and $2.0 billion during 3Q 2022 and YTD 2022, respectively. For trading securities held at September 30, 2021, we recorded net unrealized losses of $0.5 billion and $1.2 billion during 3Q 2021 and YTD 2021, respectively.
Available-for-Sale Securities

The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets.
Table 6.3 - Available-for-Sale Securities

	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
September 30, 2022	$6,150	$192	($293)	$6,049	$14
December 31, 2021	3,638	376	(2)	4,012	10
The fair value of our available-for-sale securities held at September 30, 2022 scheduled to contractually mature after ten years was $1.5 billion, with $3.7 billion scheduled to contractually mature after five years through ten years.
The table below summarizes the gross realized gains and gross realized losses from sales of available-for-sale securities.
Table 6.4 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	3Q 2022	3Q 2021	YTD 2022	YTD 2021
Gross realized gains	$33	$14	$34	$534
Gross realized losses	(3)	(4)	(7)	(57)
Net realized gains (losses)	$30	$10	$27	$477
Non-Cash Investing and Financing Activities

During YTD 2022 and YTD 2021, we recognized $9.0 billion and $32.4 billion, respectively, of investment securities in exchange for the issuance of debt of consolidated trusts through partial sales of commingled single-class resecuritization products that were previously consolidated.
During YTD 2022, we derecognized $10.5 billion of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary.

Freddie Mac 3Q 2022 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Debt
The table below summarizes the balances of total debt on our condensed consolidated balance sheets.
Table 7.1 - Total Debt

(In millions)	September 30, 2022	December 31, 2021
Debt of consolidated trusts	$2,973,973	$2,803,054
Debt of Freddie Mac:
Short-term debt	11,902	—
Long-term debt	151,347	177,131
Total debt of Freddie Mac	163,249	177,131
Total debt	$3,137,222	$2,980,185
As of September 30, 2022, our aggregate indebtedness pursuant to the Purchase Agreement was $175.2 billion, which was below the current $300.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Debt of Consolidated Trusts

The table below summarizes the debt of consolidated trusts based on underlying loan product type.
Table 7.2 - Debt of Consolidated Trusts

	September 30, 2022				December 31, 2021
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family(3):
20- and 30-year or more, fixed-rate	2022 - 2061	$2,489,938	$2,535,520	2.71%	2022 - 2061	$2,297,650	$2,358,397	2.62%
15-year or less, fixed-rate	2022 - 2037	378,630	385,588	2.13	2022 - 2037	390,320	399,647	2.13
Adjustable-rate and other	2022 - 2052	23,520	24,152	2.73	2022 - 2052	24,248	24,921	2.31
Total Single-Family		2,892,088	2,945,260			2,712,218	2,782,965
Multifamily	2022 - 2052	28,957	28,713	2.52	2022 - 2051	19,838	20,089	2.17
Total debt of consolidated trusts		$2,921,045	$2,973,973			$2,732,056	$2,803,054
(1)Includes $3.1 billion and $1.1 billion as of September 30, 2022 and December 31, 2021, respectively, of debt of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt of consolidated trusts was 2.23% and 1.71% as of September 30, 2022 and December 31, 2021, respectively.
(3)Prior period was revised to conform to the current period presentation.

Freddie Mac 3Q 2022 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Debt of Freddie Mac

The table below summarizes the balances and effective interest rates for debt of Freddie Mac.
Table 7.3 - Total Debt of Freddie Mac

	September 30, 2022			December 31, 2021
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Short-term debt:
Discount notes and Reference Bills	$11,020	$11,012	2.51%	$—	$—	—%
Medium-term notes	890	890	1.81	—	—	—
Securities sold under agreements to repurchase	7,512	7,512	2.06	7,333	7,333	(0.10)
Offsetting arrangements(3)	(7,512)	(7,512)		(7,333)	(7,333)
Total short-term debt	11,910	11,902	2.46	—	—	—
Long-term debt:
Original maturities on or before December 31,
2022	4,990	4,996	0.25	48,625	48,641	0.18
2023	40,937	40,914	0.59	38,688	38,644	0.47
2024	23,917	23,900	1.80	13,274	13,257	0.46
2025	49,169	48,888	1.67	35,436	35,108	0.84
2026	5,194	5,192	1.12	4,717	4,715	0.83
Thereafter	34,262	32,736	3.00	31,736	30,052	2.91
STACR and SCR debt(4)	4,845	4,720	7.33	9,139	8,981	4.23
Hedging-related basis adjustments	N/A	(9,999)		N/A	(2,267)
Total long-term debt	163,314	151,347	1.80	181,615	177,131	1.07
Total debt of Freddie Mac(5)	$175,224	$163,249		$181,615	$177,131
(1)Represents par value, net of associated discounts or premiums and issuance cost. Includes $1.2 billion and $1.4 billion at September 30, 2022 and December 31, 2021, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected.
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
(5)Carrying amount for debt of Freddie Mac includes callable debt of $97.9 billion and $68.5 billion at September 30, 2022 and December 31, 2021, respectively.

Freddie Mac 3Q 2022 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	September 30, 2022			December 31, 2021
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$520,850	$1,827	($547)	$561,393	$1,748	($3,319)
Written options	45,410	—	(2,005)	34,861	—	(1,597)
Purchased options(1)	88,005	4,356	—	137,873	3,585	—
Futures	169,676	—	—	126,528	—	—
Total interest-rate management derivatives	823,941	6,183	(2,552)	860,655	5,333	(4,916)
Mortgage commitment derivatives:
Forward contracts to purchase mortgage loans	2,054	2	(31)	7,582	15	(5)
Forward contracts to purchase mortgage-related securities	16,422	—	(120)	16,605	26	(8)
Forward contracts to sell mortgage-related securities	24,088	43	(1)	59,469	38	(73)
Total mortgage commitment derivatives	42,564	45	(152)	83,656	79	(86)
CRT-related derivatives	39,565	1	(132)	33,351	15	(37)
Other	8,184	2	(445)	4,335	2	(21)
Total derivatives not designated as hedges	914,254	6,231	(3,281)	981,997	5,429	(5,060)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	171,180	324	(8,069)	154,819	37	(2,689)
Total derivatives designated as fair value hedges	171,180	324	(8,069)	154,819	37	(2,689)
Derivative interest receivable (payable)(2)		806	(725)		360	(413)
Netting adjustments(3)		(6,910)	11,265		(5,366)	7,880
Total derivative portfolio, net	$1,085,434	$451	($810)	$1,136,816	$460	($282)
(1)Includes swaptions on credit indices with a notional or contractual amount of $8.8 billion and $9.4 billion at September 30, 2022 and December 31, 2021, respectively, and a fair value of $5.0 million and $1.0 million at September 30, 2022 and December 31, 2021, respectively.
(2)Includes other derivative receivables and payables.
(3)Represents counterparty netting and cash collateral netting.
See Note 9 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac 3Q 2022 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, while not designated in qualifying hedge relationships and reported on our condensed consolidated statements of operations and comprehensive income (loss) as investment gains (losses), net.
Table 8.2 - Gains and Losses on Derivatives

(In millions)	3Q 2022	3Q 2021	YTD 2022	YTD 2021
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$954	$649	$1,708	$2,303
Written options	(278)	(9)	(962)	(165)
Purchased options	579	(225)	1,685	(859)
Futures	788	30	2,212	189
Total interest-rate risk management derivatives fair value gains (losses)	2,043	445	4,643	1,468
Mortgage commitment derivatives	203	46	2,922	662
CRT-related derivatives	(222)	(2)	(189)	(29)
Other	(115)	14	(150)	22
Total derivatives not designated as hedges fair value gains (losses)	1,909	503	7,226	2,123
Accrual of periodic cash settlements on swaps(1)	(233)	(471)	(619)	(1,283)
Total	$1,676	$32	$6,607	$840
(1)Includes interest on variation margin on cleared interest-rate swaps.

Freddie Mac 3Q 2022 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Fair Value Hedges

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of operations and comprehensive income (loss) line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.3 - Gains and Losses on Fair Value Hedges

	3Q 2022		3Q 2021
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of operations and comprehensive income in which the effects of fair value hedges are recorded:	$21,894	($17,340)	$15,791	($11,373)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(1,839)	—	38	—
Derivatives designated as hedging instruments	1,731	—	(58)	—
Interest accruals on hedging instruments	(5)	—	(14)	—
Discontinued hedge-related basis adjustments amortization	12	—	(332)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	2,558	—	211
Derivatives designated as hedging instruments	—	(2,586)	—	(256)
Interest accruals on hedging instruments	—	(353)	—	236
Discontinued hedge-related basis adjustments amortization	—	1	—	6

	YTD 2022		YTD 2021
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of operations and comprehensive income in which the effects of fair value hedges are recorded:	$59,642	($46,225)	$44,923	($32,099)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(5,989)	—	(399)	—
Derivatives designated as hedging instruments	5,194	—	379	—
Interest accruals on hedging instruments	(421)	—	(267)	—
Discontinued hedge-related basis adjustments amortization	(116)	—	(1,624)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	7,719	—	1,725
Derivatives designated as hedging instruments	—	(7,810)	—	(1,876)
Interest accruals on hedging instruments	—	(253)	—	739
Discontinued hedge-related basis adjustments amortization	—	13	—	14

Freddie Mac 3Q 2022 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	September 30, 2022
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,076,474	($3,331)	($1,026)	($2,305)	$81,446	$11,516
Mortgage loans held-for-sale	56	1	—	1	—	—
Debt	(133,271)	9,999	—	11	—	—

	December 31, 2021
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustments Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$855,173	$2,774	$—	$2,774	$—	$—
Debt	(124,235)	2,267	—	(30)	—	—

Freddie Mac 3Q 2022 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements and Offsetting Arrangements
Offsetting of Financial Assets and Liabilities

The table below presents offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements.
In June 2022, the FICC amended the MBSD clearing rules to provide that variation margin payments constitute daily settlement of exposure and not a component of the required fund deposit. As a result, for our forward purchase and sale commitments of mortgage-related securities transacted with MBSD/FICC, we changed the characterization of variation margin payments from posting of margin collateral to settlements. This change did not materially affect our financial condition or result of operations.
Table 9.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	September 30, 2022
	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets		Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,168	($5,337)	($1,604)	$227	($125)	$102
Cleared and exchange-traded derivatives	120	(20)	46	146	—	146
Mortgage commitment derivatives	70	—	5	75	(1)	74
Other	3	—	—	3	—	3
Total derivatives	7,361	(5,357)	(1,553)	451	(126)	325
Securities purchased under agreements to resell	105,155	(7,512)	—	97,643	(97,643)	—
Total	$112,516	($12,869)	($1,553)	$98,094	($97,769)	$325
Liabilities:
Derivatives:
OTC derivatives	($11,304)	$5,336	$5,903	($65)	$15	($50)
Cleared and exchange-traded derivatives	(42)	20	6	(16)	16	—
Mortgage commitment derivatives	(152)	—	—	(152)	17	(135)
Other	(577)	—	—	(577)	—	(577)
Total derivatives	(12,075)	5,356	5,909	(810)	48	(762)
Securities sold under agreements to repurchase	(7,512)	7,512	—	—	—	—
Total	($19,587)	$12,868	$5,909	($810)	$48	($762)
Referenced footnotes are included after the next table.

Freddie Mac 3Q 2022 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

	December 31, 2021
	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets		Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$5,670	($4,437)	($963)	$270	($250)	$20
Cleared and exchange-traded derivatives	60	(4)	38	94	—	94
Mortgage commitment derivatives	79	—	—	79	—	79
Other	17	—	—	17	—	17
Total derivatives	5,826	(4,441)	(925)	460	(250)	210
Securities purchased under agreements to resell	78,536	(7,333)	—	71,203	(71,203)	—
Total	$84,362	($11,774)	($925)	$71,663	($71,453)	$210
Liabilities:
Derivatives:
OTC derivatives	($7,979)	$4,437	$3,417	($125)	$—	($125)
Cleared and exchange-traded derivatives	(39)	4	22	(13)	13	—
Mortgage commitment derivatives	(86)	—	—	(86)	—	(86)
Other	(58)	—	—	(58)	—	(58)
Total derivatives	(8,162)	4,441	3,439	(282)	13	(269)
Securities sold under agreements to repurchase	(7,333)	7,333	—	—	—	—
Total	($15,495)	$11,774	$3,439	($282)	$13	($269)
(1)Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.
(2)Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets. Mortgage commitment derivatives exclude collateral posted totaling $0.8 billion as of December 31, 2021. There was no variation margin collateral for mortgage commitment derivatives as of September 30, 2022, as a result of the MBSD/FICC clearing rules change.
Collateral Pledged

Collateral Pledged to Freddie Mac
We have cash pledged to us as collateral primarily related to OTC derivative transactions. We had $2.4 billion and $1.2 billion pledged to us as collateral that was invested as part of our other investments portfolio as of September 30, 2022 and December 31, 2021, respectively.
We execute securities purchased under agreements to resell transactions with central clearing organizations where we have the right to repledge the collateral that has been pledged to us. At September 30, 2022 and December 31, 2021, we had $27.6 billion and $32.7 billion, respectively, of securities pledged to us in these transactions. In addition, as of September 30, 2022 and December 31, 2021, we had $1.2 billion and $0.8 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell not executed with central clearing organizations that we had the right to repledge. At September 30, 2022, we repledged collateral with fair value of $0.1 billion.
Collateral Pledged by Freddie Mac
For cash collateral related to commitments and securities purchased under agreements to resell transactions primarily with central clearing organizations, we posted less than $0.1 billion as of September 30, 2022 and December 31, 2021.

Freddie Mac 3Q 2022 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 9.2 - Collateral in the Form of Securities Pledged

	September 30, 2022
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$1,363	$7,403	$697	$9,463
Total securities pledged	$1,363	$7,403	$697	$9,463

	December 31, 2021
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Debt of consolidated trusts(2)	$—	$—	$161	$161
Trading securities	1,542	7,333	1,115	9,990
Total securities pledged	$1,542	$7,333	$1,276	$10,151
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
Table 9.3 - Underlying Collateral Pledged

	September 30, 2022
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
U.S. Treasury securities and other	$—	$4,054	$3,349	$—	$7,403

Freddie Mac 3Q 2022 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of operations and comprehensive income (loss).
Table 10.1 - Components of Net Interest Income

(In millions)	3Q 2022	3Q 2021	YTD 2022	YTD 2021
Interest income
Mortgage loans	$20,843	$15,124	$57,477	$42,969
Investment securities	416	627	1,264	1,854
Other	635	40	901	100
Total interest income	21,894	15,791	59,642	44,923
Interest expense
Debt of consolidated trusts	(16,166)	(10,954)	(44,010)	(30,742)
Debt of Freddie Mac:
Short-term debt	(82)	—	(102)	(2)
Long-term debt	(1,092)	(419)	(2,113)	(1,355)
Total interest expense	(17,340)	(11,373)	(46,225)	(32,099)
Net interest income	4,554	4,418	13,417	12,824
Benefit (provision) for credit losses	(1,796)	243	(1,266)	1,179
Net interest income after benefit (provision) for credit losses	$2,758	$4,661	$12,151	$14,003

Freddie Mac 3Q 2022 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Allocations and Results

The results of each reportable segment include directly attributable revenues and expenses. We allocate interest expense and other funding and hedging-related costs and returns on certain investments to each reportable segment using a funds transfer pricing process. On June 22, 2022, we updated our funds transfer pricing methodologies to allocate gains and losses on derivative instruments to Multifamily to offset interest rate-related changes in fair value on guarantee assets. We fully allocate to each reportable segment administrative expenses and other centrally-incurred costs that are not directly attributable to a particular segment using various methodologies depending on the nature of the expense. As a result, the sum of each income statement line item for the two reportable segments is equal to that same income statement line item for the consolidated entity.
The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	3Q 2022			3Q 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income	$4,363	$191	$4,554	$4,080	$338	$4,418
Non-interest income (loss)
Guarantee income	16	109	125	(20)	266	246
Investment gains (losses), net	(13)	428	415	(247)	630	383
Other income (loss)	55	32	87	148	52	200
Non-interest income (loss)	58	569	627	(119)	948	829
Net revenues	4,421	760	5,181	3,961	1,286	5,247
Benefit (provision) for credit losses	(1,784)	(12)	(1,796)	244	(1)	243
Non-interest expense	(1,653)	(172)	(1,825)	(1,672)	(172)	(1,844)
Income (loss) before income tax (expense) benefit	984	576	1,560	2,533	1,113	3,646
Income tax (expense) benefit	(141)	(106)	(247)	(505)	(222)	(727)
Net income (loss)	843	470	1,313	2,028	891	2,919
Other comprehensive income (loss), net of taxes and reclassification adjustments	(39)	(142)	(181)	18	(28)	(10)
Comprehensive income (loss)	$804	$328	$1,132	$2,046	$863	$2,909

Freddie Mac 3Q 2022 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	YTD 2022			YTD 2021
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
(In millions)
Net interest income	$12,704	$713	$13,417	$11,848	$976	$12,824
Non-interest income (loss)
Guarantee income	81	319	400	79	771	850
Investment gains (losses), net	1,471	778	2,249	190	2,037	2,227
Other income (loss)	250	115	365	408	77	485
Non-interest income (loss)	1,802	1,212	3,014	677	2,885	3,562
Net revenues	14,506	1,925	16,431	12,525	3,861	16,386
Benefit (provision) for credit losses	(1,251)	(15)	(1,266)	1,076	103	1,179
Non-interest expense	(5,285)	(492)	(5,777)	(5,284)	(517)	(5,801)
Income (loss) before income tax (expense) benefit	7,970	1,418	9,388	8,317	3,447	11,764
Income tax (expense) benefit	(1,548)	(276)	(1,824)	(1,696)	(703)	(2,399)
Net income (loss)	6,422	1,142	7,564	6,621	2,744	9,365
Other comprehensive income (loss), net of taxes and reclassification adjustments	(46)	(321)	(367)	(384)	(83)	(467)
Comprehensive income (loss)	$6,376	$821	$7,197	$6,237	$2,661	$8,898
We measure total assets for our reportable segments based on the mortgage portfolio for each segment. We operate our business in the U.S. and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the U.S. and its territories.
The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	September 30, 2022	December 31, 2021
Single-Family	$2,971,542	$2,792,224
Multifamily	415,946	414,663
Total segment assets	3,387,488	3,206,887
Reconciling items(1)	(196,832)	(181,301)
Total assets per condensed consolidated balance sheets	$3,190,656	$3,025,586

(1)Reconciling items include assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 3Q 2022 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 3, Note 4, and Note 5 for more information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio(1)

	September 30, 2022			December 31, 2021
(Dollars in millions)	Portfolio UPB(2)	% of Portfolio	SDQ Rate	Portfolio UPB(2)	% of Portfolio	SDQ Rate
Region:(3)
West	$905,490	30%	0.49%	$858,535	31%	0.92%
Northeast	693,755	23	0.86	660,103	24	1.37
North Central	434,486	15	0.67	416,214	15	0.98
Southeast	507,228	17	0.70	461,084	16	1.21
Southwest	430,300	15	0.65	395,953	14	1.14
Total	$2,971,259	100%	0.67	$2,791,889	100%	1.12
State:
California	$518,053	17%	0.52	$497,521	18%	0.99
Texas	197,278	7	0.66	176,501	6	1.23
Florida	188,785	6	0.72	168,572	6	1.36
New York	129,042	4	1.26	120,655	4	2.07
Illinois	112,624	4	0.94	109,171	4	1.44
All other	1,825,477	62	0.64	1,719,469	62	1.03
Total	$2,971,259	100%	0.67	$2,791,889	100%	1.12
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

Freddie Mac 3Q 2022 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2022
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$4,947	$1,102	$—	$6,049
Trading:
Mortgage-related securities	—	7,793	2,858	—	10,651
Non-mortgage-related securities	25,982	588	—	—	26,570
Total trading securities	25,982	8,381	2,858	—	37,221
Total investment securities	25,982	13,328	3,960	—	43,270
Mortgage loans held-for-sale	—	3,230	312	—	3,542
Other assets:
Guarantee assets	—	—	5,432	—	5,432
Derivative assets, net	—	6,552	3	—	6,555
Netting adjustments(1)	—	—	—	(6,104)	(6,104)
Total derivative assets, net	—	6,552	3	(6,104)	451
Other assets	—	1	124	—	125
Total other assets	—	6,553	5,559	(6,104)	6,008
Total assets carried at fair value on a recurring basis	$25,982	$23,111	$9,831	($6,104)	$52,820
Liabilities:
Debt:
Debt of consolidated trusts	$—	$2,785	$277	$—	$3,062
Debt of Freddie Mac	—	1,086	104	—	1,190
Total debt	—	3,871	381	—	4,252
Other liabilities:
Derivative liabilities, net	35	11,211	104	—	11,350
Netting adjustments(1)	—	—	—	(10,540)	(10,540)
Total derivative liabilities, net	35	11,211	104	(10,540)	810
Other liabilities	—	151	—	—	151
Total other liabilities	35	11,362	104	(10,540)	961
Total liabilities carried at fair value on a recurring basis	$35	$15,233	$485	($10,540)	$5,213
Referenced footnote is included after the prior period table.

Freddie Mac 3Q 2022 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$2,726	$1,286	$—	$4,012
Trading:
Mortgage-related securities:	—	12,845	3,386	—	16,231
Non-mortgage-related securities	31,780	992	—	—	32,772
Total trading securities	31,780	13,837	3,386	—	49,003
Total investment securities	31,780	16,563	4,672	—	53,015
Mortgage loans held-for-sale	—	10,498	—	—	10,498
Other assets:
Guarantee assets	—	—	5,919	—	5,919
Derivative assets, net	33	5,416	17	—	5,466
Netting adjustments(1)	—	—	—	(5,006)	(5,006)
Total derivative assets, net	33	5,416	17	(5,006)	460
Other assets	—	131	84	—	215
Total other assets	33	5,547	6,020	(5,006)	6,594
Total assets carried at fair value on a recurring basis	$31,813	$32,608	$10,692	($5,006)	$70,107
Liabilities:
Debt:
Debt of consolidated trusts	$—	$910	$184	$—	$1,094
Debt of Freddie Mac	—	1,274	110	—	1,384
Total debt	—	2,184	294	—	2,478
Other liabilities:
Derivative liabilities, net	—	7,726	23	—	7,749
Netting adjustments(1)	—	—	—	(7,467)	(7,467)
Total derivative liabilities, net	—	7,726	23	(7,467)	282
Other liabilities	—	4	1	—	5
Total other liabilities	—	7,730	24	(7,467)	287
Total liabilities carried at fair value on a recurring basis	$—	$9,914	$318	($7,467)	$2,765
(1)     Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

Freddie Mac 3Q 2022 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	3Q 2022
	Balance, July 1, 2022	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, September 30, 2022	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2022(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2022
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,124	$30	($55)	$169	$—	($120)	($46)	$—	$—	$1,102	$—	($11)
Trading	3,319	(334)	—	260	—	—	(122)	—	(265)	2,858	(154)	—
Total investment securities	4,443	(304)	(55)	429	—	(120)	(168)	—	(265)	3,960	(154)	(11)
Mortgage loans held-for-sale	339	(42)	—	—	—	(36)	(1)	52	—	312	(42)	—
Other assets:
Guarantee assets	5,649	(264)	—	—	272	—	(225)	—	—	5,432	(264)	—
Other assets	132	9	—	(6)	3	(3)	(8)	—	—	127	9	—
Total other assets	5,781	(255)	—	(6)	275	(3)	(233)	—	—	5,559	(255)	—
Total assets	$10,563	($601)	($55)	$423	$275	($159)	($402)	$52	($265)	$9,831	($451)	($11)

	Balance, July 1, 2022	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, September 30, 2022	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2022(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2022
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt	$457	($18)	$—	($14)	$6	$—	($50)	$—	$—	$381	($7)	$—
Other liabilities	58	47	—	—	—	—	(1)	—	—	104	46	—
Total liabilities	$515	$29	$—	($14)	$6	$—	($51)	$—	$—	$485	$39	$—
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2022 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	YTD 2022
	Balance, January 1, 2022	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, September 30, 2022	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2022(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2022
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,286	$30	($98)	$168	$—	($78)	($236)	$30	$—	$1,102	($1)	($38)
Trading	3,386	(993)	—	641	—	—	(156)	—	(20)	2,858	(468)	—
Total investment securities	4,672	(963)	(98)	809	—	(78)	(392)	30	(20)	3,960	(469)	(38)
Mortgage loans held-for-sale	—	(56)	—	—	—	(41)	(25)	434	—	312	(56)	—
Other assets:
Guarantee assets	5,919	(774)	—	—	980	—	(693)	—	—	5,432	(774)	—
Other assets	101	58	—	(15)	11	(8)	(20)	—	—	127	58	—
Total other assets	6,020	(716)	—	(15)	991	(8)	(713)	—	—	5,559	(716)	—
Total assets	$10,692	($1,735)	($98)	$794	$991	($127)	($1,130)	$464	($20)	$9,831	($1,241)	($38)

	Balance, January 1, 2022	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, September 30, 2022	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2022(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2022
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt	$294	$18	$—	($21)	$148	$—	($58)	$—	$—	$381	$48	$—
Other liabilities	24	85	—	1	—	—	(6)	—	—	104	81	—
Total liabilities	$318	$103	$—	($20)	$148	$—	($64)	$—	$—	$485	$129	$—
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2022 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	3Q 2021
	Balance, July 1, 2021	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, September 30, 2021	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2021
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,474	$6	$12	$—	$—	$—	($103)	$—	$—	$1,389	$6	$10
Trading	3,523	(210)	—	344	—	(96)	(23)	—	(75)	3,463	(207)	—
Total investment securities	4,997	(204)	12	344	—	(96)	(126)	—	(75)	4,852	(201)	10
Other assets:
Guarantee assets	5,869	(113)	—	—	333	—	(246)	—	—	5,843	(113)	—
Other assets	95	9	—	(4)	4	—	(4)	—	—	100	9	—
Total other assets	5,964	(104)	—	(4)	337	—	(250)	—	—	5,943	(104)	—
Total assets	$10,961	($308)	$12	$340	$337	($96)	($376)	$—	($75)	$10,795	($305)	$10

	Balance, July 1, 2021	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, September 30, 2021	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2021
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt	$368	($11)	$—	($8)	$61	$—	($19)	$—	$—	$391	($7)	$—
Other liabilities	23	2	—	2	—	—	(2)	—	—	25	(1)	—
Total liabilities	$391	($9)	$—	($6)	$61	$—	($21)	$—	$—	$416	($8)	$—
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2022 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	YTD 2021
	Balance, January 1, 2021	Total Realized/Unrealized Gains (Losses)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, September 30, 2021	Change in Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(2)	Change in Unrealized Gains (Losses), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2021
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,588	$18	$16	$—	$—	$—	($233)	$—	$—	$1,389	$18	$12
Trading	3,259	(563)	—	1,284	—	(276)	(61)	—	(180)	3,463	(565)	—
Total investment securities	4,847	(545)	16	1,284	—	(276)	(294)	—	(180)	4,852	(547)	12
Other assets:												—
Guarantee assets	5,509	(196)	—	—	1,238	—	(708)	—	—	5,843	(196)	—
Other assets	171	(59)	—	(3)	14	(9)	(14)	—	—	100	(59)	—
Total other assets	5,680	(255)	—	(3)	1,252	(9)	(722)	—	—	5,943	(255)	—
Total assets	$10,527	($800)	$16	$1,281	$1,252	($285)	($1,016)	$—	($180)	$10,795	($802)	$12

	Balance, January 1, 2021	Total Realized/Unrealized (Gains) Losses		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(1)	Balance, September 30, 2021	Change in Unrealized (Gains) Losses Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2021(2)	Change in Unrealized (Gains) Losses, Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2021
		Included in Earnings	Included in Other Comprehensive Income

Liabilities
Debt	$323	($21)	$—	($8)	$151	$—	($54)	$—	$—	$391	($15)	$—
Other liabilities	19	9	—	3	2	1	(9)	—	—	25	1	—
Total liabilities	$342	($12)	$—	($5)	$153	$1	($63)	$—	$—	$416	($14)	$—
(1)Transfers out of Level 3 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain agency securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at September 30, 2022 and September 30, 2021.

Freddie Mac 3Q 2022 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	September 30, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$587	Median of external sources	External pricing sources	$66.4 - $76.5	$71.2
	515	Other
Trading	2,460	Single external source	External pricing source	$0.0 - $6,031.4	$238.2
	398	Other
Mortgage loans held-for-sale	312	Single external source	External pricing source	$39.6 - $98.3	$77.0
Guarantee assets	5,067	Discounted cash flows	OAS	17 - 186 bps	45 bps
	365	Other
Insignificant Level 3 assets(2)	127
Total level 3 assets	$9,831
Liabilities
Insignificant Level 3 liabilities(2)	485
Total level 3 liabilities	$485

	December 31, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$839	Median of external sources	External pricing sources	$72.8 - $83.7	$77.0
	446	Other
Trading	2,846	Single external source	External pricing source	$0.0 - $7,343.1	$396.7
	541	Other
Guarantee assets	5,531	Discounted cash flows	OAS	17 - 186 bps	45 bps
	388	Other
Insignificant Level 3 assets(2)	101
Total level 3 assets	$10,692
Liabilities
Insignificant Level 3 liabilities(2)	318
Total level 3 liabilities	$318
(1)     Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
(2) Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

Freddie Mac 3Q 2022 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	September 30, 2022				December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$146	$1,620	$1,766	$—	$12	$797	$809
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
Table 13.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	September 30, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$1,466	Median of external sources	External pricing sources	$75.1 - $100.6	$88.1
	154	Other
Total	$1,620

	December 31, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Non-recurring fair value measurements
Mortgage loans	$625	Median of external sources	External pricing sources	$61.9 - $107.1	$97.3
	172	Other
Total	$797
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 3Q 2022 Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.6 - Fair Value of Financial Instruments

		September 30, 2022
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$5,691	$5,691	$—	$—	$—	$5,691
Securities purchased under agreements to resell	Amortized cost	97,643	—	105,155	—	(7,512)	97,643
Investment securities:
Available-for-sale	FV - OCI	6,049	—	4,947	1,102	—	6,049
Trading	FV - NI	37,221	25,982	8,381	2,858	—	37,221
Total investment securities		43,270	25,982	13,328	3,960	—	43,270
Mortgage loans:
Loans held by consolidated trusts		2,956,534	—	2,303,717	219,637	—	2,523,354
Loans held by Freddie Mac		50,839	—	15,579	30,964	—	46,543
Total mortgage loans	Various(3)	3,007,373	—	2,319,296	250,601	—	2,569,897
Guarantee assets	FV - NI	5,432	—	—	5,434	—	5,434
Derivative assets, net	FV - NI	451	—	6,552	3	(6,104)	451
Non-derivative purchase and other commitments	FV - NI	1	—	27	—	—	27
Advances to lenders	Amortized cost	2,520	—	—	2,520	—	2,520
Secured lending	Amortized cost	894	—	894	—	—	894
Total financial assets		$3,163,275	$31,673	$2,445,252	$262,518	($13,616)	$2,725,827
Financial Liabilities
Debt:
Debt of consolidated trusts		$2,973,973	$—	$2,520,957	$703	$—	$2,521,660
Debt of Freddie Mac		163,249	—	167,801	3,175	(7,512)	163,464
Total debt	Various(4)	3,137,222	—	2,688,758	3,878	(7,512)	2,685,124
Guarantee obligations	Amortized cost	5,813	—	—	5,998	—	5,998
Derivative liabilities, net	FV - NI	810	35	11,211	104	(10,540)	810
Non-derivative purchase and other commitments	FV - NI	162	—	171	2,104	—	2,275
Total financial liabilities		$3,144,007	$35	$2,700,140	$12,084	($18,052)	$2,694,207
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.
(3)As of September 30, 2022, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $3.0 trillion, $5.8 billion, and $3.5 billion, respectively.
(4)As of September 30, 2022, the GAAP carrying amounts measured at amortized cost and FV - NI were $3.1 trillion and $4.3 billion, respectively.

Freddie Mac 3Q 2022 Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2021
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$10,150	$10,150	$—	$—	$—	$10,150
Securities purchased under agreements to resell	Amortized cost	71,203	—	78,536	—	(7,333)	71,203
Investment securities:
Available-for-sale	FV - OCI	4,012	—	2,726	1,286	—	4,012
Trading	FV - NI	49,003	31,780	13,837	3,386	—	49,003
Total investment securities		53,015	31,780	16,563	4,672	—	53,015
Mortgage loans:
Loans held by consolidated trusts		2,784,626	—	2,563,588	238,133	—	2,801,721
Loans held by Freddie Mac		63,483	—	35,856	29,803	—	65,659
Total mortgage loans	Various(3)	2,848,109	—	2,599,444	267,936	—	2,867,380
Guarantee assets	FV - NI	5,919	—	—	5,923	—	5,923
Derivative assets, net	FV - NI	460	33	5,416	17	(5,006)	460
Non-derivative purchase and other commitments	FV - NI	131	—	217	—	—	217
Advances to lenders	Amortized cost	4,932	—	—	4,932	—	4,932
Secured lending	Amortized cost	1,263	—	1,187	76	—	1,263
Total financial assets		$2,995,182	$41,963	$2,701,363	$283,556	($12,339)	$3,014,543
Financial Liabilities
Debt:
Debt of consolidated trusts		$2,803,054	$—	$2,803,030	$656	$—	$2,803,686
Debt of Freddie Mac		177,131	—	185,793	3,957	(7,333)	182,417
Total debt	Various(4)	2,980,185	—	2,988,823	4,613	(7,333)	2,986,103
Guarantee obligations	Amortized cost	5,716	—	—	6,240	—	6,240
Derivative liabilities, net	FV - NI	282	—	7,726	23	(7,467)	282
Non-derivative purchase and other commitments	FV - NI	13	—	4	101	—	105
Total financial liabilities		$2,986,196	$—	$2,996,553	$10,977	($14,800)	$2,992,730
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
The table below presents the fair value and UPB related to certain loans and debt for which we have elected the fair value option. This table does not include interest-only securities related to debt of consolidated trusts and debt of Freddie Mac with a fair value of $0.5 billion and $0.3 billion as of September 30, 2022 and December 31, 2021, respectively.

Freddie Mac 3Q 2022 Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Table 13.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected

	September 30, 2022				December 31, 2021
(In millions)	Multifamily Held-For-Sale Loan Purchase Commitments	Multifamily Held-For-Sale Loans	Debt of Freddie Mac	Debt of Consolidated Trusts	Multifamily Held-For-Sale Loan Purchase Commitments	Multifamily Held-For-Sale Loans	Debt of Freddie Mac	Debt of Consolidated Trusts
Fair value	($150)	$3,542	$968	$2,783	$127	$10,498	$1,252	$958
UPB	N/A	3,961	956	2,993	N/A	10,224	1,220	958
Difference	N/A	($419)	$12	($210)	N/A	$274	$32	$—
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value included in investment gains (losses), net, on our condensed consolidated statements of operations and comprehensive income (loss), related to items for which we have elected the fair value option.
Table 13.8 - Changes in Fair Value Under the Fair Value Option Election

	3Q 2022	3Q 2021	YTD 2022	YTD 2021
(In millions)	Gains (Losses)		Gains (Losses)
Multifamily held-for-sale loans	($333)	($100)	($1,282)	($330)
Multifamily held-for-sale loan purchase commitments	(86)	423	(292)	960
Debt of Freddie Mac	(18)	6	(44)	36
Debt of consolidated trusts	182	7	425	16
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

Freddie Mac 3Q 2022 Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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

Freddie Mac 3Q 2022 Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
On January 10, 2018, FHFA and its Director, Fannie Mae, and Freddie Mac moved to dismiss the amended complaints. On September 28, 2018, the District Court dismissed all of the claims except those for breach of the implied covenant of good faith and fair dealing. On December 7, 2021, the District Court certified three classes in the In Re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations based on share type, including a "Freddie Preferred Class" for holders of Freddie Mac junior preferred stock and a "Freddie Common Class" for holders of Freddie Mac common stock. To be included in one of these classes, shareholders must have held their shares as of December 7, 2021 or acquired their shares after December 7, 2021 and before any final judgment is entered or settlement is reached in the lawsuit. The parties filed motions for summary judgment on March 21, 2022 in both the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations and the Fairholme Funds lawsuit. On September 23 and October 11, 2022, the District Court ruled on the motions for summary judgment and related matters. The rulings limited the Plaintiffs’ remaining damages theories

Freddie Mac 3Q 2022 Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

to those based on the decline in Freddie Mac’s and Fannie Mae’s share value after the Third Amendment. The Plaintiffs have asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The trial ran from October 17, 2022 through November 1, 2022, after which the jury began deliberations. The jury was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. We expect the court to set a new trial date. At this time, we do not believe the likelihood of loss is probable; therefore, we have not established an accrual in connection with these lawsuits. However, it is reasonably possible that the Plaintiffs could prevail in this matter and, if so, we may incur a loss up to $832 million plus pre-judgment interest as discussed above.
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
Fairholme Funds, Inc., et al. vs. the United States of America, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. This case was originally filed on July 9, 2013 against the United States of America. On March 8, 2018, plaintiffs filed an amended complaint under seal. A redacted public version was filed on May 11, 2018 and adds Freddie Mac and Fannie Mae as nominal defendants. The amended complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking or exaction of private property for public use without just compensation, and that by enacting the net worth sweep, the government breached the fiduciary duty it owed to Freddie Mac and Fannie Mae, and implied-in-fact contracts between the United States on the one hand and Freddie Mac and Fannie Mae on the other. The plaintiffs ask that plaintiffs, Freddie Mac, and Fannie Mae be awarded (1) just compensation for the government's alleged taking or exaction of their property, (2) damages for the government's breach of fiduciary duties, and (3) damages for the government's breach of the alleged implied-in-fact contracts. In addition, plaintiffs seek pre- and post-judgment interest, attorneys' fees, costs, and other expenses. The United States filed a motion to dismiss on August 1, 2018 and an amended motion to dismiss on October 1, 2018. On December 6, 2019, the Court dismissed the claims plaintiffs labeled as direct claims and denied defendant's motion to dismiss with respect to the claims plaintiffs labeled as derivative. Accordingly, derivative takings, exaction, breach of fiduciary duty, and breach of implied-in-fact contract claims remained. By order dated March 9, 2020, the Court granted unopposed motions by plaintiffs and defendant to certify the December 6 opinion for interlocutory review, modified its December 6 opinion to include the language necessary for an interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit, and stayed further proceedings in the case pending the completion of the interlocutory appeal process. The Federal Circuit granted the petition for interlocutory appeal and, on February 22, 2022, held that all of the plaintiffs' claims should be dismissed. On July 22, 2022, plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court seeking review of the Federal Circuit's decision.
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
At present, it is not possible for us to predict the probable outcome of the lawsuits discussed above in the U.S. District Courts and the U.S. Court of Federal Claims (including the resolution of any appeals) or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the matters pending in the U.S. Court of Federal Claims due to a number of factors, including the inherent uncertainty of litigation.

Freddie Mac 3Q 2022 Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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

Freddie Mac 3Q 2022 Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

Capital Metrics
The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			September 30, 2022
Adjusted total assets			$3,695
Risk-weighted assets (standardized approach)			855

	September 30, 2022
(Dollars in billions)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)
Risk-based capital amounts:
Total capital (statutory)(2)	$68	$68	($30)
CET1 capital(3)	38	88	(57)
Tier 1 capital(3)	51	101	(43)
Adjusted total capital(3)	68	118	(43)
Risk-based capital ratios(4):
Total capital (statutory)	8.0%	8.0%	(3.5)%
CET1 capital	4.5	10.3	(6.7)
Tier 1 capital	6.0	11.8	(5.0)
Adjusted total capital	8.0	13.8	(5.0)
Leverage capital amounts:
Core capital (statutory)(5)	$92	$92	($37)
Tier 1 capital(3)	92	103	(43)
Leverage capital ratios(6):
Core capital (statutory)	2.5%	2.5%	(1.0)%
Tier 1 capital	2.5	2.8	(1.2)
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
(6)As a percentage of adjusted total assets.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 3Q 2022 Form 10-Q	99

Other Information
Other Information
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 14.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. For information on these lawsuits, see the Legal Proceedings section in our 2021 Annual Report. One such case, originally filed in the U.S. District Court for the Western District of Michigan, was appealed to the U.S. Court of Appeals for the Sixth Circuit. On October 4, 2022, the Sixth Circuit remanded the case to the District Court to determine what remedy, if any, the shareholders are entitled to for their claim that the “for cause” removal provision for the director of FHFA in HERA is unconstitutional.
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
We provide information on our ESG efforts on our website at freddiemac.com/about/esg.

Freddie Mac 3Q 2022 Form 10-Q	100

Other Information
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 3Q 2022 Form 10-Q	101

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
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 3Q 2022
We evaluated the changes in our internal control over financial reporting that occurred during 3Q 2022 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of September 30, 2022 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 3Q 2022 have been prepared in conformity with GAAP.

Freddie Mac 3Q 2022 Form 10-Q	102

Exhibit Index

Exhibit Index

Exhibit	Description*

3.1	Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 28, 2022

10.1	PC Master Trust Agreement, dated July 30, 2022

10.2	UMBS and MBS Master Trust Agreement, dated July 30, 2022

10.3	2022 Executive Management Compensation Program†

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

Freddie Mac 3Q 2022 Form 10-Q	103

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael J. DeVito
Michael J. DeVito
Chief Executive Officer
(Principal Executive Officer)
Date: November 8, 2022

By:	/s/ Christian M. Lown
Christian M. Lown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 8, 2022

Freddie Mac 3Q 2022 Form 10-Q	104

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	49 - 99
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35 - 37
Item 4.	Controls and Procedures	102
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	100
Item 1A.	Risk Factors	100
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	100
Item 6.	Exhibits	101
Exhibit Index		103
Signatures		104

Freddie Mac 3Q 2022 Form 10-Q	105