Form 10-K
period 2022-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2023-02-22
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) was $0.3 billion.
As of January 31, 2023, there were 650,059,553 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

Table of Contents

FREDDIE MAC | 2022 Form 10-K	i

Table of Contents	MD&A Table Index

MD&A TABLE INDEX

FREDDIE MAC | 2022 Form 10-K	ii

Table of Contents	MD&A Table Index

FREDDIE MAC | 2022 Form 10-K	iii

Introduction	About Freddie Mac
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
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth as of December 31,
(In billions)
Key Drivers:
■    2022 vs. 2021
●    Net income was $9.3 billion, a decrease of 23% year-over-year, primarily driven by a credit reserve build in Single-Family.
●    Net revenues were $21.3 billion, down 3% year-over-year, as higher net interest income in Single-Family was offset by a decline in non-interest income in Multifamily.
●    Net worth was $37.0 billion as of December 31, 2022, up from $28.0 billion as of December 31, 2021.

FREDDIE MAC | 2022 Form 10-K	1

Introduction	About Freddie Mac
■    2021 vs. 2020
●    Net income was $12.1 billion, an increase of 65% year-over-year, primarily driven by higher net revenues and a credit reserve release in Single-Family.
●    Net revenues increased 32% year-over-year to $22.0 billion, primarily driven by higher net interest income and higher net investment gains.
●    Net worth was $28.0 billion as of December 31, 2021, up from $16.4 billion as of December 31, 2020.
Market Liquidity

Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $614 billion in liquidity to the mortgage market in 2022, which enabled the financing of nearly 2.5 million home purchases, refinancings, and rental units.

FREDDIE MAC | 2022 Form 10-K	2

Introduction	About Freddie Mac
Portfolio Balances

Mortgage Portfolio as of December 31,
(UPB in billions)
Key Drivers:
■    2022 vs. 2021
●    Our mortgage portfolio increased 6% year-over-year to $3.4 trillion at December 31, 2022.
●    Our Single-Family mortgage portfolio increased 7% year-over-year to $3.0 trillion at December 31, 2022, primarily driven by an increase in average portfolio loan size and a higher share of single-family mortgage debt outstanding. The increase in the average portfolio loan size was driven by house price appreciation in recent periods, which contributed to new business acquisitions having a larger loan size compared to older vintages that continued to run off.
●    Our Multifamily mortgage portfolio increased 3% year-over-year to $0.4 trillion at December 31, 2022, primarily driven by new business activity, partially offset by increased borrower payoff activity driven by market conditions.
■    2021 vs. 2020
●    Our mortgage portfolio increased 18% year-over-year to $3.2 trillion at December 31, 2021.
●    Our Single-Family mortgage portfolio increased 20% year-over-year to $2.8 trillion at December 31, 2021, primarily driven by higher new business activity. Additionally, continued house price appreciation contributed to new business acquisitions having a higher average loan size compared to older vintages that continued to run off.
●     Our Multifamily mortgage portfolio increased 7% year-over-year to $0.4 trillion at December 31, 2021, primarily driven by ongoing loan purchase and securitization activity attributable to continued high demand for multifamily financing.

FREDDIE MAC | 2022 Form 10-K	3

Introduction	About Freddie Mac
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

FREDDIE MAC | 2022 Form 10-K	4

Introduction	About Freddie Mac
sufficient net worth to meet the capital requirements and buffers set forth in the ERCF. As the company builds capital during this period, increases in our Net Worth Amount have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. After we have maintained the level of capital prescribed in the Purchase Agreement for the requisite time, we will be subject to a new periodic cash dividend requirement, as well as a periodic commitment fee to be agreed upon with Treasury in consultation with the Chairman of the Federal Reserve.
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
Net Worth, Liquidation Preference, and Treasury Funding Commitment
(In billions)
Draws and Dividend Payments
(In billions)

FREDDIE MAC | 2022 Form 10-K	5

Introduction	Our Business
OUR BUSINESS
Primary Business Strategies
Freddie Mac's overall strategic direction is established by management and affirmed by the Board of Directors and FHFA through the approval of our Strategic Framework, which sets forth our strategic priorities and generally covers a three-year timeframe. FHFA, the Administration, or Congress could take actions that cause us to alter our Strategic Framework. FHFA, as Conservator, has influenced, and may in the future influence, our strategic direction, such as through our new initiatives, credit and pricing policies, and capital, liquidity, and risk appetite constraints.
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
Our Charter does not permit us to originate mortgage loans or lend money directly to mortgage borrowers in the primary mortgage market. Our Charter limits our purchase of single-family loans to the conforming loan market, which consists of loans originated with UPBs at or below limits determined annually based on changes in FHFA's housing price index. In most of the U.S., the maximum conforming loan limit for a one-family residence has been set at $726,200 for 2023, an increase from $647,200 in 2022, $548,250 for 2021, and $510,400 for 2020. Higher limits have been established in certain "high-cost" areas (for 2023, up to $1,089,300 for a one-family residence). Higher limits also apply to two- to four-family residences and to one- to four-family residences in Alaska, Guam, Hawaii, and the U.S. Virgin Islands.
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

FREDDIE MAC | 2022 Form 10-K	6

Introduction	Our Business
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
Human Capital Management

Our people are integral to our company’s success. It is our goal to sustain an inclusive and equitable culture with a highly engaged diverse workforce focused on delivering on our mission. We are committed to growing our talent for today and tomorrow, and we seek to be an employer of choice that attracts top talent through our commitment to DEI, employee engagement, training, and other professional development opportunities. We also seek to implement competitive compensation programs and practices within the constraints of our conservatorship status. We evaluate the success of our human capital management by measuring and monitoring the performance, development, and retention of our employees.
Employees
At January 31, 2023, we had 7,799 full-time and 40 part-time employees. Our headquarters are in McLean, Virginia, and the majority of our employees reside in the Washington, D.C., metropolitan area.
Board and FHFA Oversight
We engage with the CHC Committee of the Board of Directors by providing workforce insights that support them in their oversight of compensation and benefits, DEI, talent development, and strategies to strengthen our culture. Although the CHC Committee plays a significant role in these matters, FHFA is actively involved in its role as our Conservator and as our regulator. For more information, see Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board of Directors and Board Committee Information — Authority of the Board of Directors and Board Committees.
Attracting, Developing, and Retaining Talent
In a marketplace where the competition to attract, develop, and retain talent is increasing, we strive to be an employer of choice. In doing so, we offer our employees a comprehensive suite of financial, health, and other benefits to support their financial, physical, and mental well-being at every stage of their career.
Throughout the COVID-19 pandemic, we offered flexible work arrangements and other benefits, such as expanded leave and expanded back-up childcare, to support our employees as they adjusted to all of the ways the COVID-19 pandemic reshaped their lives. Beginning in mid-2022, we began the phased implementation of our hybrid work approach. Starting in January 2023, the majority of our employees are spending time working in the office on a consistent schedule with the objective of creating more opportunity for community team building, innovation, and collaboration while allowing for focused individual work on designated remote workdays.
We provide our employees with professional development and training opportunities to enhance their competencies and capabilities. We use data and analytics to understand the engagement of our workforce and inform our talent decisions.
Our employee population increased in 2022. Although our voluntary turnover rate was elevated compared to our historical experience, it remained below financial industry benchmarks.

FREDDIE MAC | 2022 Form 10-K	7

Introduction	Our Business
DEI
We believe a strong commitment to DEI creates a stronger Freddie Mac that is better positioned to serve our mission effectively and advance equity in the housing industry. In April 2022, a Chief Diversity and Inclusion Officer (CDIO) was appointed to lead the newly established standalone DEI division. The DEI division helps promote diversity, equity, and inclusion in all aspects of our business and at every level of the organization.
Freddie Mac has a three-year Board-approved DEI strategic plan that organizes our efforts into the following focus areas: workforce diversity, supplier diversity, and financial transactions, along with our engagement and outreach programs. Each of these focus areas has associated goals that are tracked and shared with FHFA, our Board of Directors, our senior leadership team, and our people.
For workforce diversity, we seek to attract and sustain a pipeline of diverse candidates by partnering with Hispanic Serving Institutions, Historically Black Colleges and Universities, and other diverse organizations that create career opportunities for underrepresented populations. We provide access to opportunities through targeted development and learning opportunities. For example, we create opportunities for untapped, neurodiverse talent through our Neurodiversity at Work program. Through our engagement and outreach programs, we advance a culture of inclusion through our 10 business resource groups and seek to create a sustainable impact in our local communities through our employee volunteerism efforts.
Our DEI efforts are reflected in the composition of our workforce, leadership, and Board of Directors. For example, we are a majority-minority company, which means more than 50% of our workforce identifies as racially or ethnically diverse. Our Compliance, DEI, Enterprise Risk Management, Human Resources (HR), and Single-Family Portfolio & Servicing functions are led by racially diverse executives. Our HR, Internal Audit, and Legal Divisions are led by women. For information on the composition of our Board of Directors, see Directors, Corporate Governance, and Executive Officers – Directors – Director Criteria, Diversity, Qualifications, Experience, and Tenure.
Our efforts for supplier diversity include:
■    Involving diverse suppliers in our competitive bidding process and
■    Establishing a program to understand how our primary suppliers use diverse suppliers.
Our efforts for financial transactions involve:
■    Engaging minority-, women-, and disabled-owned businesses (MWDOBs) in our capital market transactions and
■    Providing training, access, and opportunities to better position MWDOBs for future opportunities with our company, including our Single-Family and Multifamily businesses.
Business Segments

We have two reportable segments: Single-Family and Multifamily. For more information on our segments, see MD&A - Our Business Segments and Note 14.
Properties

Our principal offices consist of four office buildings we own in McLean, Virginia, comprising approximately 1.3 million square feet. We operate our business in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
Government Regulation and Supervision

Our business is subject to extensive laws, regulations, and supervision. The laws and regulations to which we are subject cover all key aspects of our business, and directly and indirectly impact our product offerings, pricing, competitive position and strategic priorities, relationship with sellers and servicers, capital structure, cash needs and uses, privacy for borrowers and others, and cybersecurity. As a result, such laws and regulations have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, guarantee fees, product offerings, risk management, and costs of compliance. Failure to comply with our legal and regulatory requirements could result in investigations, enforcement actions, fines, monetary and other penalties, and harm to our reputation. Our business and results of operations may also be directly and adversely affected by future legislative, regulatory, or judicial actions. Such actions could affect us in a number of ways, including by imposing significant additional legal, compliance, and other costs on us and limiting our business activities. For example, recent changes to our capital requirements have affected our business and risk management strategies, including our risk appetite, our risk-adjusted returns, and the impact of our CRT transactions on our capital needs, and have increased the amount of capital we will be required to retain or raise to exit from conservatorship.

FREDDIE MAC | 2022 Form 10-K	8

Introduction	Our Business
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
For additional information on government regulation and supervision and related risks, see MD&A - Regulation and Supervision and Risk Factors - Legal and Compliance Risks.
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
We provide disclosure about our debt securities on our website at www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac's global debt facility, including pricing supplements for individual issuances of debt securities. Similar information about our STACR® transactions and SCR transactions is available at crt.freddiemac.com and mf.freddiemac.com/investors, respectively.
We provide disclosure about our mortgage-related securities, some of which are off-balance sheet obligations (e.g., K Certificates), on our website at www.freddiemac.com/mbs and mf.freddiemac.com/investors. From these addresses, investors can access information and documents, including offering circulars and offering circular supplements, for mortgage-related securities offerings.
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
We provide information on our ESG efforts on our website at freddiemac.com/about/esg.

FREDDIE MAC | 2022 Form 10-K	9

Introduction	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-K, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-Family and Multifamily segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends including, but not limited to, changes in observed and forecasted house price appreciation, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, the effects of natural disasters, other catastrophic events, and significant climate change effects and actions taken in response thereto on our business, and our results of operations and financial condition. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section of this Form 10-K and:
■    The actions the federal government (including FHFA, Treasury, and Congress) and state governments may take, require us to take, or restrict us from taking, including actions to support the housing market, such as programs to implement the recommendations in FHFA's Conservatorship Scorecards, recent requirements and guidance related to equitable housing, and other objectives for us;
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
■    Changes in economic and market conditions, including changes in employment rates, inflation, interest rates, spreads, and house prices;
■    Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase and fixed-rate vs. ARM);
■    The success of our efforts to mitigate our losses on our Single-Family mortgage portfolio;
■    The success of our strategy to transfer mortgage credit risk through STACR, ACIS®, K Certificate, SCR, MCIP, and other CRT transactions;
■    Our ability to maintain adequate liquidity to fund our operations;
■    Our ability to maintain the security and resiliency of our operational systems and infrastructure, including against cyberattacks or other security incidents, whether due to insider error or malfeasance or system errors or vulnerabilities in our or our third parties' systems;
■    Our ability to effectively execute our business strategies, implement significant changes, and improve efficiency;
■    The adequacy of our risk management framework, including the adequacy of our regulatory capital framework prescribed by FHFA and internal models for measuring risk;
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
■    Changes in investor demand for our debt or mortgage-related securities;
■    Our ability to maintain market acceptance of the UMBS, including our ability to maintain alignment of the prepayment

FREDDIE MAC | 2022 Form 10-K	10

Introduction	Forward-Looking Statements

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
■    The availability of critical third parties, or their vendors and other business partners, to deliver products or services, or to manage risks, including cybersecurity risk, effectively;
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

FREDDIE MAC | 2022 Form 10-K	11

Management's Discussion and Analysis	Housing and Mortgage Market Conditions

Management's Discussion and Analysis of Financial Condition and Results of Operations
HOUSING AND MORTGAGE MARKET CONDITIONS
The following graphs and related discussions present certain housing and mortgage market indicators that can significantly affect our business and financial results. Certain market and macroeconomic prior period data have been updated to reflect revised historical data. For additional information on the effect of these indicators on our business and financial results, see MD&A – Consolidated Results of Operations and MD&A – Our Business Segments.
Single-Family

U.S. Single-Family Home Sales and House Prices ___
Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.

U.S. Single-Family Mortgage Originations ___
(UPB in billions)

4.55%
3.74%
2.67%
3.11%
6.42%
$1,630
$2,325
$4,100
$4,440
$2,215
2018
2019
2020
2021
2022
U.S. single-family originations
30-year PMMS

Source: Inside Mortgage Finance.
Single-Family Serious Delinquency Rates
as of December 31,
Source: National Delinquency Survey from the Mortgage Bankers Association. For 2022, the total mortgage market rate is as of September 30, 2022 (latest available information).

Single-Family Mortgage Debt Outstanding
(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. For 2022, the U.S. single-family mortgage debt outstanding amount is as of September 30, 2022 (latest available information).

FREDDIE MAC | 2022 Form 10-K	12

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
Multifamily

Apartment Vacancy Rates and Change in Effective Rents
Source: Reis.

Multifamily Property Price Growth Rate

Source: Real Capital Analytics Commercial Property Price Index (RCA CPPI).

Multifamily Delinquency Rates as of December 31,
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs), American Council of Life Insurers (ACLI). For 2022, the amount for FDIC insured institutions is as of September 30, 2022 (latest available information) and the amounts for the Multifamily CMBS market and ACLI investment bulletin are as of December 31, 2022.

Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. For 2022, the U.S. multifamily mortgage debt outstanding amount is as of September 30, 2022 (latest available information).

FREDDIE MAC | 2022 Form 10-K	13

Management's Discussion and Analysis	Consolidated Results of Operations
CONSOLIDATED RESULTS OF OPERATIONS
This discussion of our consolidated results of operations should be read in conjunction with our consolidated financial statements and accompanying notes.
The table below compares our consolidated results of operations for the past three years. Certain amounts in the prior periods have been reclassified to conform to the current presentation. See Note 1 for additional information about the prior period reclassifications.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

				Year Over Year Change
	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
(Dollars in millions)	2022	2021	2020	$	%	$	%
Net interest income	$18,005	$17,580	$12,771	$425	2%	$4,809	38%
Non-interest income	3,259	4,371	3,888	(1,112)	(25)	483	12
Net revenues	21,264	21,951	16,659	(687)	(3)	5,292	32
(Provision) benefit for credit losses	(1,841)	1,041	(1,452)	(2,882)	(277)	2,493	172
Non-interest expense	(7,819)	(7,793)	(5,978)	(26)	—	(1,815)	(30)
Income before income tax expense	11,604	15,199	9,229	(3,595)	(24)	5,970	65
Income tax expense	(2,277)	(3,090)	(1,903)	813	26	(1,187)	(62)
Net income	9,327	12,109	7,326	(2,782)	(23)	4,783	65
Other comprehensive income (loss), net of taxes and reclassification adjustments	(342)	(489)	205	147	30	(694)	(339)
Comprehensive income	$8,985	$11,620	$7,531	($2,635)	(23)%	$4,089	54%
See Critical Accounting Estimates for information concerning certain significant accounting policies and estimates applied in determining our reported results of operations and Note 1 for a summary of our accounting policies and the related notes in which information about them can be found.
Net Revenues
Net Interest Income

Net interest income primarily consists of guarantee net interest income in Single-Family. We consolidate most of our Single-Family securitization trusts and, therefore, we recognize the loans held by the trust and the debt securities issued by the trust on our consolidated balance sheets. The difference between the interest income on these loans and the interest expense on the related debt securities represents the guarantee fees we receive as compensation for our guarantee of the principal and interest payments of the issued debt securities. Guarantee net interest income includes two components:
■    Contractual net interest income, which represents the ongoing monthly guarantee fee we receive for managing the credit risk associated with mortgage loans held by consolidated trusts, including the legislated guarantee fees that we are required to remit to Treasury and
■    Deferred fee income, which primarily consists of recognition of premiums and discounts on mortgage loans and debt of consolidated trusts and the fees that we receive or pay when we acquire single-family loans. These amounts are recognized in net interest income based on the effective yield over the contractual life of the associated financial instrument and may vary significantly from period to period, primarily based on changes in actual prepayments on the underlying loans.
Net interest income also includes investments net interest income, which primarily consists of the difference between the interest income earned on the assets in our investments portfolio and the interest expense incurred on the liabilities used to fund those assets, and expense from hedge accounting, which primarily consists of amortization of previously deferred hedge accounting basis adjustments and the earnings mismatch on qualifying fair value hedge relationships. See Note 9 for additional information on hedge accounting.

FREDDIE MAC | 2022 Form 10-K	14

Management's Discussion and Analysis	Consolidated Results of Operations
The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

				Year Over Year Change
	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
(Dollars in millions)	2022	2021	2020	$	%	$	%
Guarantee net interest income:
Contractual net interest income(1)	$14,020	$11,038	$6,984	$2,982	27%	$4,054	58%
Deferred fee income	2,984	4,969	3,919	(1,985)	(40)	1,050	27
Total guarantee net interest income	17,004	16,007	10,903	997	6	5,104	47
Investments net interest income	3,417	3,068	4,100	349	11	(1,032)	(25)
Expense from hedge accounting	(2,416)	(1,495)	(2,232)	(921)	(62)	737	33
Net interest income	$18,005	$17,580	$12,771	$425	2%	$4,809	38%
(1)    Includes majority of amounts previously presented as net interest income related to the legislated guarantee fees. Prior period amounts have been reclassified to conform to the current period presentation.
Key Drivers:
■    Guarantee net interest income
●    2022 vs. 2021 - Increased primarily due to continued mortgage portfolio growth and higher average portfolio guarantee fee rates, partially offset by lower deferred fee income due to slower prepayments as a result of higher mortgage interest rates.
●    2021 vs. 2020 - Increased primarily due to continued mortgage portfolio growth, higher average portfolio guarantee fee rates, and higher deferred fee income recognition in Single-Family.
■    Investments net interest income
●    2022 vs. 2021 - Increased primarily due to higher returns on securities purchased under agreements to resell as a result of higher short-term interest rates.
●    2021 vs. 2020 - Decreased primarily due to a decline in the size of the mortgage-related investments portfolio, partially offset by lower funding costs.
■    Expense from hedge accounting
●    2022 vs. 2021 - Expense increased primarily due to higher accruals of periodic cash settlements on derivatives in hedging relationships as a result of higher interest rates. This increase was partially offset by lower amortization of hedge accounting-related basis adjustments driven by a lower unamortized balance.
●    2021 vs. 2020 - Expense decreased primarily due to lower amortization of hedge accounting-related basis adjustments driven by a decline in the unamortized balance.

FREDDIE MAC | 2022 Form 10-K	15

Management's Discussion and Analysis	Consolidated Results of Operations
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
Table 3 - Analysis of Net Interest Yield

	Year Ended December 31,
	2022			2021			2020
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$14,705	$179	1.22%	$62,042	$8	0.01%	$24,428	$30	0.12%
Securities purchased under agreements to resell	97,260	1,718	1.77	75,425	48	0.06	94,350	354	0.38
Investment securities	47,612	1,640	3.44	56,211	2,261	4.02	71,842	2,581	3.59
Mortgage loans(1)	2,967,147	79,826	2.69	2,622,952	59,130	2.25	2,149,787	59,290	2.76
Other assets	4,104	95	2.31	6,049	80	1.32	4,752	85	1.79
Total interest-earning assets	3,130,828	83,458	2.67	2,822,679	61,527	2.18	2,345,159	62,340	2.66
Interest-bearing liabilities:
Debt of consolidated trusts	2,911,235	(61,404)	(2.11)	2,538,757	(42,209)	(1.66)	2,020,908	(46,281)	(2.29)
Debt of Freddie Mac	178,757	(4,049)	(2.27)	237,572	(1,738)	(0.73)	294,115	(3,288)	(1.12)
Total interest-bearing liabilities	3,089,992	(65,453)	(2.12)	2,776,329	(43,947)	(1.58)	2,315,023	(49,569)	(2.14)
Impact of net non-interest-bearing funding	40,836	—	0.03	46,350	—	0.02	30,136	—	0.03
Total funding of interest-earning assets	3,130,828	(65,453)	(2.09)	2,822,679	(43,947)	(1.56)	2,345,159	(49,569)	(2.11)
Net interest income/yield		$18,005	0.58%		$17,580	0.62%		$12,771	0.55%
(1)    Loan fees included in interest income were $1.5 billion, $3.1 billion, and $4.6 billion during 2022, 2021, and 2020, respectively.

FREDDIE MAC | 2022 Form 10-K	16

Management's Discussion and Analysis	Consolidated Results of Operations
Net Interest Income Rate / Volume Analysis

The table below presents a rate and volume analysis of our net interest income. Our net interest income reflects the reversal of interest income accrued, net of interest received on a cash basis, related to mortgage loans that are on non-accrual status.
Table 4 - Net Interest Income Rate / Volume Analysis

	Variance Analysis
	2022 vs. 2021			2021 vs. 2020
(In millions)	Rate(1)	Volume(1)	Total Change	Rate(1)	Volume(1)	Total Change
Interest-earning assets:
Cash and cash equivalents	$180	($8)	$172	($43)	$21	($22)
Securities purchased under agreements to resell	1,649	21	1,670	(252)	(54)	(306)
Investment securities	292	(913)	(621)	826	(1,146)	(320)
Mortgage loans	12,572	8,124	20,696	(11,660)	11,500	(160)
Other assets	45	(31)	14	(16)	11	(5)
Total interest-earning assets	14,738	7,193	21,931	(11,145)	10,332	(813)
Interest-bearing liabilities:
Debt of consolidated trusts	(11,448)	(7,747)	(19,195)	15,245	(11,173)	4,072
Debt of Freddie Mac	(2,925)	614	(2,311)	1,374	176	1,550
Total interest-bearing liabilities	(14,373)	(7,133)	(21,506)	16,619	(10,997)	5,622
Net interest income	$365	$60	$425	$5,474	($665)	$4,809
(1)    The total change variances are allocated between rate and volume based on the relative size of each variance.
Non-Interest Income

Non-interest income primarily consists of guarantee income and investment gains, net.
Guarantee income relates primarily to our Multifamily senior subordinate securitizations. We do not consolidate the trusts used in these transactions and therefore do not recognize the loans held by the trust or the debt securities issued by the trust on our consolidated balance sheets. Rather, we separately account for our guarantee to the trust and recognize the revenue from our guarantee as guarantee income. Guarantee income includes the amortization of our guarantee obligation as we are released from risk under our guarantee and changes in fair value of our guarantee assets, net of contractual guarantee fees received.
Net investment gains primarily consist of the gains on sale of mortgage loans from our multifamily loan purchase and securitization activities. Because we do not consolidate our Multifamily senior subordinate securitization trusts, we account for these transactions as sales of the underlying loans. Net investment gains also include revenues from sales of single-family delinquent and reperforming loans and gains and losses on investment securities. These amounts are shown net of gains and losses from the related debt funding and interest-rate risk management activities, as applicable. Net investment gains can vary significantly from period-to-period based on the pricing of our new multifamily loan purchases, the volume and nature of our investment, funding, and hedging activities, and changes in market conditions, such as interest rates and market spreads.
Derivative instruments are a key component of our interest-rate risk management strategy. We use derivatives to economically hedge the interest-rate risk of our financial assets and liabilities and manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. We align our derivative portfolio to economically hedge the changing duration of our assets and liabilities and apply fair value hedge accounting to certain single-family mortgage loans and debt to reduce our GAAP earnings variability. As a result, interest-rate-related fair value gains and losses that we recognize on financial instruments that we measure at fair value generally have offsetting impacts from the derivative instruments that we use to economically hedge interest-rate risk. For more information about our interest-rate risk management activities and the sensitivity of reported GAAP earnings to those activities, see MD&A - Risk Management - Market Risk. For more information on derivative instruments, see Note 9.

FREDDIE MAC | 2022 Form 10-K	17

Management's Discussion and Analysis	Consolidated Results of Operations
The table below presents the components of non-interest income.
Table 5 - Components of Non-Interest Income

				Year Over Year Change
	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
(Dollars in millions)	2022	2021	2020	$	%	$	%
Guarantee income
Contractual guarantee fees	$1,284	$1,217	$1,023	$67	6%	$194	19%
Guarantee obligation amortization	1,192	1,148	977	44	4	171	18
Guarantee asset fair value changes	(1,693)	(1,333)	(558)	(360)	(27)	(775)	(139)
Total guarantee income	783	1,032	1,442	(249)	(24)	(410)	(28)
Investment gains, net
Single-Family	1,280	361	(112)	919	255	473	422
Multifamily	689	2,385	1,925	(1,696)	(71)	460	24
Total investment gains, net	1,969	2,746	1,813	(777)	(28)	933	51
Other income	507	593	633	(86)	(15)	(40)	(6)
Non-interest income	$3,259	$4,371	$3,888	($1,112)	(25)%	$483	12%
Key Drivers:
■    Guarantee income
●    2022 vs. 2021 and 2021 vs. 2020 - Decreased primarily due to higher fair value losses on guarantee assets as a result of higher interest rates.
■    Investment gains, net
●    2022 vs. 2021 - Decreased primarily due to lower gains in Multifamily driven by spread widening as well as a decline in revenue from held-for-sale loan purchase and securitization activity as a result of lower volumes and lower margins. This decrease was partially offset by gains in Single-Family on commitments to hedge our securitization pipeline in the first quarter of 2022.
●    2021 vs. 2020 - Increased primarily due to higher gains in Multifamily from higher margins for new loan purchases and greater spread tightening, partially offset by a smaller volume of new loan purchases as a result of a reduced Multifamily loan purchase cap in 2021.
(Provision) Benefit for Credit Losses
Our provision for credit losses relates primarily to single-family loans held-for-investment and can vary substantially from period to period based on a number of factors, such as changes in observed and forecasted house prices and interest rates, borrower prepayments and delinquency rates, events such as pandemics, the type and volume of our loss mitigation and foreclosure activity, and government assistance provided to borrowers. See MD&A - Critical Accounting Estimates for additional information.
The table below presents the components of provision for credit losses.
Table 6 - (Provision) Benefit for Credit Losses

				Year Over Year Change
	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
(Dollars in millions)	2022	2021	2020	$	%	$	%
Single-Family	($1,772)	$919	($1,320)	($2,691)	(293)%	$2,239	170%
Multifamily	(69)	122	(132)	(191)	(157)	254	192
(Provision) benefit for credit losses	($1,841)	$1,041	($1,452)	($2,882)	(277)%	$2,493	172%
Key Drivers:
■    2022 vs. 2021 - A provision for credit losses for 2022 compared to a benefit for credit losses for 2021 primarily driven by declining observed and forecasted house price appreciation.
■    2021 vs. 2020 - A benefit for credit losses for 2021 compared to a provision for credit losses for 2020 primarily driven by a reserve release due to reduced expected credit losses related to COVID-19 during 2021 as economic conditions improved,

FREDDIE MAC | 2022 Form 10-K	18

Management's Discussion and Analysis	Consolidated Results of Operations
partially offset by an increase in expected losses on new single-family loans due to continued Single-Family mortgage portfolio growth.
Non-Interest Expense
Non-interest expense consists of salaries and employee benefits, credit enhancement expense and benefit for credit enhancement recoveries, legislative assessments expense, and other expenses we incur to run our business.
Credit enhancement expense includes the premiums and other costs related to certain CRT transactions that are accounted for as freestanding contracts, primarily STACR and ACIS transactions in Single-Family. Benefit for credit enhancement recoveries primarily represents changes in expected recoveries from those transactions. We recognize expected recoveries from freestanding credit enhancements at the same time that we recognize an allowance for credit losses on the covered loans, measured on the same basis as the allowance for credit losses on the covered loans.
Legislative assessments expense relates to two fees: (1) the legislated guarantee fees on single-family loans that we are required to remit to Treasury and (2) the fee imposed on Freddie Mac's total new business purchases that is allocated to certain affordable housing funds and remitted to Treasury and HUD. The legislated guarantee fees relate to the 10 bps increase in guarantee fees implemented at the direction of FHFA pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 as extended by the Infrastructure Investment and Jobs Act of 2021. The affordable housing funds allocation relates to the GSE Act requirement to set aside in each fiscal year an amount equal to 4.2 bps of each dollar of total new business purchases, and pay such amount to certain housing funds. We are prohibited from passing through the costs of the affordable housing funds allocation to the originators of the loans that we purchase.
The table below presents the components of non-interest expense.
Table 7 - Components of Non-Interest Expense

				Year Over Year Change
	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
(Dollars in millions)	2022	2021	2020	$	%	$	%
Salaries and employee benefits	($1,509)	($1,398)	($1,344)	($111)	(8)%	($54)	(4)%
Credit enhancement expense	(2,118)	(1,518)	(1,058)	(600)	(40)	(460)	(43)
Benefit for (decrease in) credit enhancement recoveries	236	(542)	323	778	144	(865)	(268)
Legislative assessments expense:
Legislated guarantee fees expense	(2,751)	(2,343)	(1,836)	(408)	(17)	(507)	(28)
Affordable housing funds allocation	(258)	(539)	(491)	281	52	(48)	(10)
Total legislative assessments expense	(3,009)	(2,882)	(2,327)	(127)	(4)	(555)	(24)
Other expense	(1,419)	(1,453)	(1,572)	34	2	119	8
Non-interest expense	($7,819)	($7,793)	($5,978)	($26)	—%	($1,815)	(30)%
Key Drivers:
■    Credit enhancement expense
●    2022 vs. 2021 - Increased primarily due to a higher volume of outstanding cumulative CRT transactions and higher spreads on transactions executed during 2022.
●    2021 vs. 2020 - Increased primarily due to a higher volume of outstanding cumulative CRT transactions.
■    Benefit for (decrease in) credit enhancement recoveries
●    2022 vs. 2021 - Increased primarily due to an increase in expected credit losses on covered loans.
●    2021 vs. 2020 - Decreased primarily due to a decrease in expected credit losses on covered loans.
■    Legislative assessments expense
●    2022 vs. 2021 - Increased primarily due to higher legislated guarantee fees expense due to growth in our Single-Family mortgage portfolio, partially offset by lower affordable housing funds allocation primarily due to lower Single-Family new business activity.
●    2021 vs. 2020 - Increased primarily due to higher legislated guarantee fees expense due to growth in our Single-Family mortgage portfolio and a higher affordable housing funds allocation primarily due to an increase in Single-Family new business activity.

FREDDIE MAC | 2022 Form 10-K	19

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.
Table 8 - Summarized Consolidated Balance Sheets

	December 31,		Year Over Year Change
(Dollars in millions)	2022	2021	$	%
Assets:
Cash and cash equivalents	$6,360	$10,150	($3,790)	(37)%
Securities purchased under agreements to resell	87,295	71,203	16,092	23
Investment securities, at fair value	38,701	53,015	(14,314)	(27)
Mortgage loans held-for-sale	12,197	19,778	(7,581)	(38)
Mortgage loans held-for-investment	3,022,318	2,828,331	193,987	7
Accrued interest receivable, net	8,529	7,474	1,055	14
Deferred tax assets, net	5,777	6,214	(437)	(7)
Other assets	27,156	29,421	(2,265)	(8)
Total assets	$3,208,333	$3,025,586	$182,747	6%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$7,309	$6,268	$1,041	17%
Debt	3,145,832	2,980,185	165,647	6
Other liabilities	18,174	11,100	7,074	64
Total liabilities	3,171,315	2,997,553	173,762	6
Total equity	37,018	28,033	8,985	32
Total liabilities and equity	$3,208,333	$3,025,586	$182,747	6%
Key Drivers:
As of December 31, 2022 compared to December 31, 2021:
■    Cash and cash equivalents declined primarily due to a decrease in trust cash driven by lower loan prepayments.
■    Securities purchased under agreements to resell increased primarily driven by an increase in investments as a result of higher interest rates.
■    Investment securities, at fair value decreased primarily due to sales and maturities of U.S. Treasury securities and sales of mortgage-related securities.
■    Mortgage loans held-for-investment and debt increased primarily due to the increase in the size of the Single-Family mortgage portfolio.
■    Other liabilities increased primarily due to an increase in U.S. Treasury securities purchased but not yet settled.

FREDDIE MAC | 2022 Form 10-K	20

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

Our mortgage portfolio includes assets held by both business segments and consists of mortgage loans held-for-investment, mortgage loans held-for-sale, and mortgage loans underlying our mortgage-related guarantees. See Note 4 for additional information on our mortgage loans and Note 5 for additional information on our mortgage-related guarantees.
The table below presents the UPB of our mortgage portfolio by segment.
Table 9 - Mortgage Portfolio

	December 31, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$2,907,999	$30,574	$2,938,573	$2,706,514	$18,757	$2,725,271
By Freddie Mac	33,506	17,805	51,311	36,337	7,900	44,237
Total mortgage loans held-for-investment	2,941,505	48,379	2,989,884	2,742,851	26,657	2,769,508
Mortgage loans held-for-sale	3,564	9,544	13,108	5,446	14,871	20,317
Total mortgage loans	2,945,069	57,923	3,002,992	2,748,297	41,528	2,789,825
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	31,500	360,869	392,369	33,340	362,627	395,967
Other mortgage-related guarantees	9,476	10,510	19,986	10,587	10,508	21,095
Total mortgage-related guarantees	40,976	371,379	412,355	43,927	373,135	417,062
Total mortgage portfolio	$2,986,045	$429,302	$3,415,347	$2,792,224	$414,663	$3,206,887
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$2,916,038	$30,813	$2,946,851	$2,744,899	$18,883	$2,763,782
Issued by non-consolidated trusts	25,772	319,117	344,889	27,538	318,756	346,294
Total guaranteed mortgage-related securities	$2,941,810	$349,930	$3,291,740	$2,772,437	$337,639	$3,110,076
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
The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum amount of $225 billion effective December 31, 2022. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. We are also subject to additional limitations on the size and composition of our mortgage-related investments portfolio pursuant to FHFA guidance. For additional information on the restrictions on our mortgage-related investments portfolio, see MD&A - Conservatorship and Related Matters.

FREDDIE MAC | 2022 Form 10-K	21

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 10 - Mortgage-Related Investments Portfolio

	December 31, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans:
Securitization pipeline and other loans	$10,093	$27,349	$37,442	$21,189	$22,771	$43,960
Seasoned loans	26,977	—	26,977	20,594	—	20,594
Total unsecuritized mortgage loans	37,070	27,349	64,419	41,783	22,771	64,554
Mortgage-related securities:
Investment securities	3,440	6,396	9,836	9,748	3,098	12,846
Debt of consolidated trusts	17,939	536	18,475	33,609	2	33,611
Total mortgage-related securities	21,379	6,932	28,311	43,357	3,100	46,457
Mortgage-related investments portfolio	$58,449	$34,281	$92,730	$85,140	$25,871	$111,011
10% of notional amount of interest-only securities			$21,758			$12,517
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			114,488			123,528
Other Investments Portfolio

Our other investments portfolio, which includes the liquidity and contingency operating portfolio, is primarily used for short-term liquidity management, collateral management, and asset and liability management. The assets in the other investments portfolio are primarily allocated to the Single-Family segment.
The table below presents the details of our other investments portfolio.
Table 11 - Other Investments Portfolio

	December 31, 2022				December 31, 2021
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio(1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio(1)
Cash and cash equivalents	$5,652	$611	$97	$6,360	$8,455	$1,596	$99	$10,150
Securities purchased under agreements to resell	88,499	9,703	1,084	99,286	43,729	34,000	807	78,536
Non-mortgage related securities	20,188	—	3,645	23,833	28,078	—	4,695	32,773
Other assets	—	—	4,565	4,565	—	—	8,194	8,194
Other investments portfolio	$114,339	$10,314	$9,391	$134,044	$80,262	$35,596	$13,795	$129,653
(1)Represents carrying value.

FREDDIE MAC | 2022 Form 10-K	22

Management's Discussion and Analysis	Our Business Segments
OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business. See Note 14 for additional financial information for our reportable segments.

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

Segment Net Revenues and Net Income

The graphs below show our net revenues and net income by segment.
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

FREDDIE MAC | 2022 Form 10-K	23

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family
Business Overview

Our Single-Family segment provides liquidity and support to the single-family mortgage market through a variety of activities that include the purchase, securitization, and guarantee of single-family loans originated by lenders. Central to our mission is our commitment to helping more families attain affordable and sustainable housing and to increasing equitable access to housing finance.
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
Our primary business model is to acquire loans that lenders originate and then pool those loans into guaranteed mortgage-related securities that transfer interest-rate, prepayment, and liquidity risk to investors and can be sold in the capital markets. We consolidate most of our Single-Family securitization trusts and, therefore, we recognize the loans held by such trusts and the debt securities issued by such trusts on our balance sheet and recognize the guarantee fees we receive as net interest income. To reduce our exposure under our guarantees, we transfer credit risk on a portion of our Single-Family mortgage portfolio to the private market in certain instances. The returns we generate from these activities are primarily derived from the guarantee fees we receive in exchange for providing our guarantee of the principal and interest payments of the issued mortgage-related securities.
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

FREDDIE MAC | 2022 Form 10-K	24

Management's Discussion and Analysis	Our Business Segments | Single-Family
We typically economically hedge the market risk exposure of our securitization pipeline by entering into forward sale commitments and obtain permanent financing for the loans in our securitization pipeline after a short aggregation period by securitizing the loans into guaranteed mortgage-related securities and selling the resulting securities to third-party investors, typically through cash auctions. We may also retain certain of these securities in our mortgage-related investments portfolio prior to selling them to third parties.
The Purchase Agreement requires us to purchase loans for cash consideration; operate the cash window with non-discriminatory pricing; and comply with directives, regulations, restrictions, and other requirements prescribed by FHFA related to equitable secondary market access by community lenders. The Purchase Agreement also includes restrictions on the volume of our cash window activities, but these requirements have been suspended until six months after Treasury notifies us that such suspension has been terminated. We will continue to manage cash window activities in accordance with our risk limits and guidance from FHFA. For additional information about the Purchase Agreement, see MD&A - Conservatorship and Related Matters.
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

FREDDIE MAC | 2022 Form 10-K	25

Management's Discussion and Analysis	Our Business Segments | Single-Family

Guarantor Swap
Mortgage Seller
Freddie Mac
Freddie Mac Trust
Mortgage Loans
Security
Cash (Credit Fees, Buy-downs)
Cash (Buy-ups)
Mortgage Loans
Security
Guarantee
Cash (Guarantee Fee)

Advances to Lenders
We also provide liquidity to certain of our small and medium-sized lenders through our early funding programs, where we advance funds to lenders for mortgage loans prior to the loans being pooled and securitized generally through our guarantor swap transactions. In some cases, the early funded mortgages are ultimately delivered through cash window purchase transactions. We account for these transactions as advances that are fully collateralized by the mortgage loans and recognize the associated fees as interest income on the advances from the early funding date to the final settlement date.
Securitization Products
We offer the following types of securitization products to our customers.
Level 1 Securitization Products
We refer to the securities we issue in cash window securitizations and guarantor swap transactions as Level 1 Securitization Products, which are pass-through securities that represent undivided beneficial interests in trusts that hold pools of loans.
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
All Level 1 Securitization Products we issue are backed only by mortgage loans that we have acquired. We offer (or previously offered) all of the above products through both guarantor swap and cash window programs.
We also periodically use Level 1 Securitization Products to securitize certain reperforming loans subsequent to purchasing them from the original securities pool, depending on market conditions, business strategy, credit risk considerations, and operational efficiency.

FREDDIE MAC | 2022 Form 10-K	26

Management's Discussion and Analysis	Our Business Segments | Single-Family
When we issue a Level 1 Securitization Product, we retain the credit risk of the underlying mortgage loans by guaranteeing the principal and interest payments of the issued securities and transfer the interest-rate, prepayment, and liquidity risks of those loans to the investors in the securities. For our fixed-rate Level 1 Securitization Products, we guarantee the timely payment of principal and interest. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying loans, and we also guarantee the full and final payment of principal, but not the timely payment of principal. In exchange for our guarantee of Level 1 Securitization Products, we receive guarantee fees that are designed to be commensurate with the aggregate risks assumed and that we expect will, over the long-term, provide income that exceeds the credit-related and administrative expenses on the underlying loans and also provide a return on the capital that would be needed to support the related credit risk. The guarantee fees charged on new acquisitions generally consist of:
■    A contractual monthly fee paid as a percentage of the UPB of the underlying loan, including the legislated guarantee fees and
■    Fees we receive or pay when we acquire a loan, which include credit fees and buy-up and buy-down fees. Credit fees are calculated based on credit risk factors such as the loan product type, loan purpose, LTV ratio, and credit score, and are charged to compensate us for higher levels of risk in some loan products. Buy-up and buy-down fees are payments made or received to buy up or buy down, respectively, the monthly contractual guarantee fee and are paid in conjunction with the formation of a security to provide for a uniform net coupon rate for the mortgage pool underlying the security.
In general, we must obtain FHFA's approval to implement significant across-the-board changes to our credit fees. In addition, from time to time, FHFA issues directives or guidance to us affecting the levels of guarantee fees that we may charge. For additional information on recent changes to pricing, see MD&A - Regulation and Supervision - Targeted Pricing Changes to Enterprise Pricing Framework.
In order to issue mortgage-related securities, we establish trusts pursuant to our Master Trust Agreements and place the mortgage loans in the trust, which issues securities backed by those mortgage loans. The servicer administers the collection of borrowers' payments on their loans and remits the collected funds to us. We administer the distribution of payments to the investors in the mortgage-related securities, net of any applicable guarantee fees. When we securitize mortgage loans using trusts, Freddie Mac typically functions in its capacity as depositor, guarantor, administrator, and trustee of the trusts. We consolidate our Single-Family Level 1 Securitization Product trusts and recognize the mortgage loans held and debt issued by those trusts on our consolidated balance sheets. As a result, we recognize guarantee fees for these products as the difference between the interest income on the loans held by the trusts and the interest expense on the debt issued by the trusts. This amount is referred to as guarantee net interest income.
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
In prior years, we offered additional types of securitization products to our customers, including senior subordinate securitizations backed by recently originated loans and other securitization products collateralized by non-Freddie Mac mortgage-related securities. We no longer offer these products on a regular basis and have not entered into these types of transactions recently.
Resecuritization Products
Resecuritization products represent beneficial interests in pools of Level 1 Securitization Products and certain other types of mortgage assets. We generally create these securities by using Level 1 Securitization Products or our previously issued resecuritization products as the underlying collateral. We leverage the issuance of these securities to expand the range of investors in our mortgage-related securities to include those seeking specific security attributes. Similar to our Level 1 Securitization Products, we guarantee the payment of principal and interest to the investors in our resecuritization products. We do not charge a guarantee fee for these securities if the underlying collateral is already guaranteed by us since no additional credit risk is introduced, although we typically receive a transaction fee as compensation for creating the security and future

FREDDIE MAC | 2022 Form 10-K	27

Management's Discussion and Analysis	Our Business Segments | Single-Family
administrative responsibilities. We use the CSP for many of the securities administration activities for our resecuritization products.
We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities, which are separately guaranteed by Fannie Mae, in our commingled resecuritization products, our guarantee covers timely payment of principal and interest on such products from the underlying Fannie Mae securities. If Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, we would be responsible for making the payment. We are required to hold incremental capital for our guarantees of Fannie Mae securities under the ERCF. We also began to charge a fee for any commingled security issued on or after July 1, 2022. Due to the market's reaction to this fee, our issuances of commingled securities effectively ceased after July 1, 2022. For more information on the fees we charge for guaranteeing Fannie Mae securities, see MD&A – Regulation and Supervision - Resecuritization Fee for New Issuances of Commingled Securities.
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
Guarantee
Freddie Mac Trust

We offer the following types of resecuritization products:
■    Single-class resecuritization products - Involve the direct pass through of all cash flows of the underlying collateral to the beneficial interest holders and include:
●    Supers - Resecuritizations of UMBS and certain other TBA-eligible mortgage securities. This structure allows commingling of Freddie Mac and Fannie Mae collateral, where newly issued or exchanged UMBS and Supers issued by us or Fannie Mae may be commingled to back Supers issued by us. Fannie Mae also issues Supers. Supers can be backed by:
–UMBS and/or other Supers issued by us or Fannie Mae;
–Existing TBA-eligible Fannie Mae "MBS" and/or "Megas"; and/or
–UMBS and Supers that we have issued in exchange for TBA-eligible PCs and Giant PCs that have been delivered to us in response to our offer to exchange 45-day payment delay securities for corresponding 55-day payment delay securities.

FREDDIE MAC | 2022 Form 10-K	28

Management's Discussion and Analysis	Our Business Segments | Single-Family
●    Giant MBS - Resecuritizations of:
–Newly issued 55-day MBS and/or Giant MBS and/or
–55-day MBS and/or Giant MBS that we have issued in exchange for non-TBA-eligible PCs and non-TBA-eligible Giant PCs that have been delivered to us in response to our offer to exchange 45-day payment delay securities for corresponding 55-day payment delay securities.
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

FREDDIE MAC | 2022 Form 10-K	29

Management's Discussion and Analysis	Our Business Segments | Single-Family
investors. Generally, the note balance is also reduced based on principal payments that occur on the loans in the reference pool. The diagram below illustrates a typical STACR transaction.
■    ACIS - Our primary insurance-based credit risk sharing vehicle. ACIS transactions are insurance policies we enter into with global insurance and reinsurance companies to cover a portion of credit risk on the mortgage loans in the related reference pools. We pay monthly premiums to the insurers or reinsurers in exchange for claim coverage on specified credit events on the mortgage loans in the related reference pool. We require our ACIS counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies.
We have established programmatic offerings of STACR and ACIS transactions to regularly transfer credit risk on a targeted population of recently acquired mortgage loans (on-the-run transactions). The targeted loan population for on-the-run transactions is recently acquired fixed-rate mortgage loans with maturity terms greater than 20 years and original LTV ratios between 60% and 97%, excluding loans acquired under our relief refinance programs, government guaranteed loans, and loans that do not meet certain eligibility criteria. Our typical on-the-run transactions provide back-end coverage for loans that have been recently acquired and/or securitized into Level 1 Securitization Products. In a typical on-the-run transaction, we transfer to third-party investors a portion of the credit risk between a specified attachment point and a detachment point which may vary based on numerous factors, such as the type of collateral and market conditions. We generally retain the initial loss position and at least 5% of the credit risk of all the positions sold to align our interests with those of the investors. We also retain all of the senior credit risk position. Currently, on-the-run STACR transactions typically have a 20-year maturity and on-the-run ACIS transactions typically have a 12.5-year maturity. The diagram below illustrates a typical on-the-run STACR and ACIS structure.

STACR / ACIS Structure
Allocation of Losses
Allocation of Principal Paydowns
Class A–H (Reference Tranche Only)
STACR / ACIS
Retained Credit Risk
Class M–1
Class M–1H
Class M–2
Class M–2H
Class B–1
Class B–1H
Class B–2
Class B–2H
Class B–3H (Initial Loss Position)
Reference Pool of Mortgages

In addition to our regularly issued on-the-run transactions, we have also periodically executed "off-the-run" STACR and ACIS transactions that provide back-end coverage on certain loans that are not in the on-the-run transaction targeted loan

FREDDIE MAC | 2022 Form 10-K	30

Management's Discussion and Analysis	Our Business Segments | Single-Family
population. For example, we offer STACR and ACIS transactions that provide coverage on certain relief refinance loans, STACR and ACIS transactions that provide coverage on unissued portions of the reference pools related to previous STACR and ACIS transactions, and ACIS transactions that provide coverage on loans with 15-year maturities not related to any STACR offering.
Prior to 2018, the majority of our STACR transactions were structured as unsecured debt issued directly by us (STACR debt notes) rather than as debt issued by a trust. These transactions operate similarly to STACR Trust notes, except that we make payments of principal and interest on the issued STACR debt notes. See Note 8 for additional information on these debt issuances.
We monitor the costs and benefits provided by the CRT coverage we have obtained on a regular basis, including the impact of CRT on our capital requirements under the ERCF. We may periodically terminate certain CRT transactions, through the exercise of contractual call options, repurchases of outstanding securities, or other means, if we determine prior to contractual maturity that they are no longer economically sensible.
Additional Offerings
We also transfer credit risk through issuance of senior subordinate securitizations, additional types of insurance and reinsurance transactions, and risk-sharing arrangements with certain single-family lenders. For additional information on Single-Family mortgage loan credit enhancements, see MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors.
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
We offer (or previously offered) a variety of borrower assistance programs, including refinance programs for certain eligible loans and loan workout activities for struggling borrowers. Our loan workouts include both home retention options and foreclosure alternatives.
Relief Refinance Program
Our relief refinance program allowed eligible homeowners whose loans we already owned or guaranteed to refinance with more favorable terms (such as reduction in payment, reduction in interest rate, or movement to a more stable loan product) and without the need to obtain additional mortgage insurance. The relief refinance program also provided liquidity for borrowers who were current on their mortgages but were unable to refinance because their LTV ratios exceeded our standard refinance limits. Our current relief refinance offering, the Enhanced Relief RefinanceSM program, has been suspended until further notice.
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
We offer the following types of home retention options:
■    Forbearance plans - Arrangements that require reduced or no payments during a defined period that provides borrowers additional time to return to compliance with the original mortgage terms or to implement another type of loan workout option. Borrowers may exit forbearance by repaying all past due amounts thus fully reinstating the loan, paying off the loan in full, or entering into a repayment plan, a payment deferral plan, or a trial period plan pursuant to a loan modification. We offer forbearance of up to 12 months to single-family borrowers experiencing financial difficulty (and up to 18 months for certain borrowers affected by the COVID-19 pandemic). Borrowers may receive an initial forbearance term of one to six months and, if necessary, one or more forbearance term extensions of one to six months, as long as the delinquency of the mortgage does not exceed 12 months (and up to 18 months for certain borrowers affected by the COVID-19 pandemic).
■    Repayment plans - Contractual plans that allow borrowers a specific period of time to return to current status by paying the normal monthly payment plus additional agreed upon delinquent amounts. Repayment plans must have a term greater than one month and less than or equal to 12 months and the monthly repayment plan payment amount must not exceed

FREDDIE MAC | 2022 Form 10-K	31

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
■    Loan modifications - Contractual plans that may involve changing the terms of the loan such as payment delays, interest rate reductions, term extensions, or a combination of these items. Payment delays in our loan modification programs most commonly consist of adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, and may also include principal forbearance, in which a portion of the principal balance becomes non-interest-bearing and is due at the earlier of the payoff date, maturity date, or sale of the property. Our modification programs generally require completion of a trial period of at least three months prior to receiving the modification. If a borrower fails to complete the trial period, the loan is considered for our other workout activities. These modification programs offer eligible borrowers extension of the loan's term up to 480 months and a fixed interest rate. Servicers are paid incentive fees for each completed modification, and there are limits on the number of times a loan may be modified. Our primary loan modification program is the Freddie Mac Flex Modification® program, which targets a 20% payment reduction through payment delays, interest rate reduction, and term extension. Under the Freddie Mac Flex Modification program, borrowers must complete a 90-day trial period plan prior to permanent modification.
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

FREDDIE MAC | 2022 Form 10-K	32

Management's Discussion and Analysis	Our Business Segments | Single-Family
Investing Activities

We primarily use our Single-Family mortgage-related investments portfolio to provide liquidity to the mortgage market by purchasing loans for our securitization pipeline and by purchasing delinquent and modified loans from securitization trusts. We also invest in agency mortgage-related securities. We manage the portfolio's risk-versus-return profile using our internal economic framework and make appropriate risk and capital management decisions to effectively execute our business strategy and be responsive to market conditions. For additional information on our mortgage-related investments portfolio, see MD&A - Our Portfolios - Investments Portfolio - Mortgage-Related Investments Portfolio.
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
Our company-wide Treasury function primarily includes issuing, calling, and repurchasing debt of Freddie Mac, managing our other investments portfolio, and managing interest-rate risk, which includes monitoring and economically hedging interest-rate risk for the entire company, primarily through the use of derivative instruments. We allocate debt funding costs and interest-rate risk management gains and losses to specific assets and liabilities included in each segment. The residual financial impact of our company-wide Treasury function and interest-rate risk management function is primarily allocated to the Single-Family segment. For additional information on the company-wide Treasury function, see MD&A - Liquidity and Capital Resources. For additional information on interest-rate risk management, see MD&A - Risk Management - Market Risk.
Customers

Our Single-Family customers are investors in our mortgage-related securities, CRT offerings, and other debt securities, including banks and other depository institutions, insurance companies, money managers, central banks, pension funds, state and local governments, REITs, and brokers and dealers. We also maintain relationships with dealers in our guaranteed mortgage-related securities and other debt securities. Our unsecured other debt securities and structured mortgage-related securities are initially purchased by dealers and redistributed to their customers. Our Single-Family customers also include financial institutions that originate, sell, and perform the ongoing servicing of loans for new or existing homeowners. These companies include mortgage banking companies, commercial banks, regional banks, community banks, credit unions, HFAs, savings institutions, and non-depository financial institutions. Many of these companies are both sellers and servicers for us.
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
We acquire a significant portion of our loans from several lenders that are among the largest originators in the U.S. In addition, a significant portion of our single-family loans is serviced by several large servicers. The following charts show the concentration of our 2022 Single-Family purchase volume by our largest sellers and our Single-Family loan servicing by our largest servicers as of December 31, 2022. Any seller or servicer with a 10% or greater share is listed separately.

FREDDIE MAC | 2022 Form 10-K	33

Management's Discussion and Analysis	Our Business Segments | Single-Family
Percentage of Single-Family Purchase Volume
Percentage of Single-Family Servicing Volume(1)
(1) Percentage of servicing volume is based on the total Single-Family mortgage portfolio, which includes loans for which we do not exercise servicing control. However, loans for which we do not exercise servicing control are not included for purposes of determining the concentration of servicers who serviced more than 10% of our Single-Family mortgage portfolio.

For additional information about seller and servicer concentration risk and our relationships with our seller and servicer customers, see MD&A - Risk Management - Counterparty Credit Risk - Sellers and Servicers and Note 15.
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
Our principal competitors in Single-Family are Fannie Mae, FHA/VA (with Ginnie Mae securitization), and other financial institutions that retain or securitize loans, such as commercial and investment banks, dealers, and savings institutions. Our competitors in Single-Family also include firms that invest in loans and mortgage-related assets and issue corporate debt, including Fannie Mae, REITs, supranationals (international institutions that provide development financing for member countries), commercial and investment banks, dealers, savings institutions, insurance companies, the Federal Farm Credit Banks, the FHLBs, and non-bank loan aggregators, who are both our customers and competitors. The conservatorship, including direction provided to us by our Conservator, may affect our ability to compete. The areas in which we and Fannie Mae compete have been limited as we have been required by FHFA to align certain of our Single-Family mortgage purchase offerings, servicing, and securitization practices with Fannie Mae to achieve and maintain market acceptance of the UMBS. FHFA has also placed limits on our and Fannie Mae's ability to compete with each other on pricing.

FREDDIE MAC | 2022 Form 10-K	34

Management's Discussion and Analysis	Our Business Segments | Single-Family
Business Results

The graphs, tables, and related discussion below present the business results of our Single-Family segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose and Average Estimated Guarantee Fee Rate(1) on New Acquisitions
(UPB in billions)
(1)Estimated guarantee fee rate calculation excludes the legislated guarantee fees and includes deferred fees recognized over the estimated life of the related loans.
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)

■    As a key player in the secondary mortgage market, we maintain a consistent market presence by providing lenders with a constant source of liquidity for conforming loan products. Our loan purchase and guarantee activity, particularly refinance activity, slowed in 2022 compared to 2021 due to higher mortgage interest rates.
■    The average loan size of new acquisitions increased in 2022 compared to 2021 due to a higher conforming loan limit and house price appreciation in recent periods.
■    The average estimated guarantee fee rate on new acquisitions consists of the contractual guarantee fee rate and deferred fee income, including the expected gains (losses) from buy-up and buy-down fees, recognized over the estimated life of the related loans using our expectations of prepayments and other liquidations. The average estimated guarantee fee rate on new acquisitions increased in 2022 compared to 2021 primarily due to (1) higher credit fees we began to charge in April 2022 for certain loans and (2) a shift in the mix of new acquisitions from loans with lower credit fees to those with higher credit fees.
■    We continued working to improve equitable access to affordable and sustainable housing. For example, our Home Possible® and Home One® initiatives offer down payment options as low as 3% and are designed to help qualified borrowers with limited savings buy a home. We purchased approximately 112,000 loans under these initiatives in 2022. Our Refi Possible® initiative provides more flexibility to help low- and moderate-income borrowers refinance their existing mortgages and lower their monthly payments. We also continue to implement programs that support responsibly broadening access to affordable housing by:
●    Improving the effectiveness of pre-purchase and early delinquency counseling for borrowers;
●    Implementing the Duty to Serve Underserved Markets plan;
●    Implementing the Equitable Housing Finance plan;

FREDDIE MAC | 2022 Form 10-K	35

Management's Discussion and Analysis	Our Business Segments | Single-Family
●    Developing and implementing a plan to increase and preserve sustainable mortgage purchase and refinance credit for all qualified borrowers;
●    Increasing support for first-time home buyers; and
●    Introducing securitization products focused on addressing affordable and energy efficiency challenges.
While we are responsibly expanding our programs and outreach capabilities to better serve low- and moderate-income borrowers and underserved markets, these loans may result in increased credit risk. Expanding access to affordable housing will continue to be a top priority in 2023. See MD&A - Regulation and Supervision - Federal Housing Finance Agency - Duty to Serve Underserved Markets Plan for more information.
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Estimated Guarantee Fee Rate(1) on Mortgage Portfolio as of December 31,
(UPB in billions)
(1)Estimated guarantee fee rate is calculated as of acquisition and excludes the legislated guarantee fees. Estimated guarantee fee rate calculation also excludes certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $43 billion as of December 31,2022.

Single-Family Loans as of December 31,

(Loan count in millions)
■    The Single-Family mortgage portfolio grew $194 billion, or 7%, year-over-year, primarily driven by an increase in the average portfolio loan size and a higher share of single-family mortgage debt outstanding. The increase in the average portfolio loan size was driven by house price appreciation in recent periods, which contributed to new business acquisitions having a larger loan size compared to older vintages that continued to run off.
■    The average estimated guarantee fee rate on the Single-Family mortgage portfolio increased year-over-year as older vintages with lower estimated guarantee fee rates were replaced by acquisitions of new loans with higher estimated guarantee fee rates.

FREDDIE MAC | 2022 Form 10-K	36

Management's Discussion and Analysis	Our Business Segments | Single-Family
CRT Activities

We transfer credit risk on a portion of our Single-Family mortgage portfolio to the private market, reducing the risk of future losses to us when borrowers default. The graphs below show the issuance amounts associated with CRT transactions for loans in our Single-Family mortgage portfolio.
UPB Covered by New CRT Issuance
(In billions)
New CRT Issuance Maximum Coverage
(In billions)
■    During 2022, 2021, and 2020, 73%, 63%, and 62%, respectively, of our Single-Family acquisitions were loans in the targeted population for our CRT transactions (primarily 30-year fixed-rate loans with original LTV ratios between 60% and 97%). The increase in 2022 compared to 2021 was primarily driven by an increase in the percentage of recently acquired loans with original LTV ratios above 60% and an increase in the percentage of 30-year loan acquisitions.
■    The UPB of mortgage loans covered by CRT transactions issued in 2022 decreased compared to 2021 due to a decrease in loan acquisition activity. The related maximum coverage increased as we obtained a higher amount of credit coverage on the recently acquired loans primarily in response to higher capital requirements under the ERCF.
■    We evaluate and update our CRT strategy as needed depending on our business strategy, market conditions, and regulatory requirements. We expect the issuance amounts of our CRT transactions to decrease in 2023 primarily due to a decrease in loan acquisition activity and changes in business strategy and market conditions.
See MD&A – Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our CRT activities and other credit enhancements.

FREDDIE MAC | 2022 Form 10-K	37

Management's Discussion and Analysis	Our Business Segments | Single-Family
Loss Mitigation Activities

The following graph provides details about the single-family loan workout activities that were completed during the periods presented. The forbearance data included below is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes both loans for which we do not control servicing and loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us.
Completed Loan Workout Activity
(UPB in billions, number of loan workouts in thousands)

$90
426
19
169
238
$69
317
22
189
106
$31
136
45
61
30
2020
2021
2022
Forbearance and other(1)
Payment deferral plans
Loan modifications
Total UPB

(1)Other includes repayment plans and foreclosure alternatives.
■    Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the year, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 32,000 loans in active forbearance plans and approximately 10,000 loans in other active loss mitigation activity as of December 31, 2022.
■    We continue to help struggling families retain their homes or otherwise avoid foreclosure through loan workouts. Our loan workout activity decreased in 2022 compared to 2021 as the overall forbearance population continued to decline.
See MD&A - Risk Management for additional information on our loan workout activities.

FREDDIE MAC | 2022 Form 10-K	38

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the components of net income and comprehensive income for our Single-Family segment.
Table 12 - Single-Family Segment Financial Results

				Year Over Year Change
	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
(Dollars in millions)	2022	2021	2020	$	%	$	%
Net interest income	$17,067	$16,273	$11,592	$794	5%	$4,681	40%
Non-interest income	1,684	954	457	730	77	497	109
Net revenues	18,751	17,227	12,049	1,524	9	5,178	43
(Provision) benefit for credit losses	(1,772)	919	(1,320)	(2,691)	(293)	2,239	170
Non-interest expense	(7,148)	(7,075)	(5,423)	(73)	(1)	(1,652)	(30)
Income before income tax expense	9,831	11,071	5,306	(1,240)	(11)	5,765	109
Income tax expense	(1,929)	(2,251)	(1,094)	322	14	(1,157)	(106)
Net income	7,902	8,820	4,212	(918)	(10)	4,608	109
Other comprehensive income (loss), net of taxes and reclassification adjustments	(24)	(379)	104	355	94	(483)	(464)
Comprehensive income	$7,878	$8,441	$4,316	($563)	(7)%	$4,125	96%
Key Drivers:
■    2022 vs. 2021
●    Net income of $7.9 billion, down 10% year-over-year.
–Net revenues were $18.8 billion, up 9% year-over-year. Net interest income was $17.1 billion, up 5% year-over-year, as continued mortgage portfolio growth and higher average portfolio guarantee fee rates were partially offset by lower deferred fee income due to slower prepayments as a result of higher mortgage interest rates. Non-interest income was $1.7 billion, up 77% year-over-year, primarily driven by gains on commitments to hedge the Single-Family securitization pipeline in the first quarter of 2022.
–Provision for credit losses was $1.8 billion for 2022, compared to a benefit for credit losses of $0.9 billion for 2021. The increase in provision for credit losses was primarily driven by declining observed and forecasted house price appreciation.
■    2021 vs. 2020
●    Net income of $8.8 billion, up 109% year-over-year.
–Net revenues were $17.2 billion, up 43% year-over-year. Net interest income was $16.3 billion, up 40% year-over-year, due to continued mortgage portfolio growth, higher average portfolio guarantee fee rates, and higher deferred fee income.
–Benefit for credit losses was $0.9 billion for 2021, compared to a provision for credit losses of $1.3 billion for 2020, primarily driven by a reserve release due to reduced expected credit losses related to COVID-19 during 2021 as economic conditions improved, partially offset by an increase in expected losses on new single-family loans due to continued mortgage portfolio growth.

FREDDIE MAC | 2022 Form 10-K	39

Management's Discussion and Analysis	Our Business Segments | Multifamily
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
Our primary business model is to acquire loans that lenders originate and then pool those loans into mortgage-related securities that transfer interest-rate and liquidity risk to investors and can be sold in the capital markets. We guarantee some or all of the issued mortgage-related securities in exchange for guarantee fees. In transactions where we guarantee all issued securities, we typically consolidate the securitization trusts. Therefore, we recognize the loans held by the trusts and the debt securities that the trusts issue on our balance sheet. We also recognize the guarantee fees we receive as net interest income. In senior subordinate securitization transactions, we typically do not consolidate the securitization trusts. Therefore, we account for these securitizations as sales of the underlying loans and recognize the guarantee fees we receive as guarantee income. To reduce our exposure under our guarantees, we transfer credit risk to third-party investors, either through the issuance of subordinate securities as part of the securitization transaction or by entering into a freestanding CRT transaction. The returns we generate from our business activities are primarily derived from (1) the net interest income we earn on the loans prior to their securitization, (2) the gains on sale of mortgage loans, net of interest-rate risk management activities, from our senior subordinate securitization transactions and (3) the ongoing guarantee fees we receive in exchange for providing our guarantee on the issued securities. We evaluate these factors collectively to assess the profitability of any given transaction and to maximize our returns.
Products and Activities

Our Multifamily business primarily consists of activities related to providing market liquidity by purchasing and securitizing mortgage loans and issuing guaranteed mortgage-related securities, transferring credit risk, and investing in mortgage-related and other investments. Certain of our products have been designed to support increased access to and preservation of affordable housing, including in underserved markets.
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

FREDDIE MAC | 2022 Form 10-K	40

Management's Discussion and Analysis	Our Business Segments | Multifamily
The amount and type of multifamily loans that we purchase are significantly influenced by the Multifamily loan purchase cap and the Multifamily Affordable Housing goals established by FHFA. In November 2022, FHFA announced that the 2023 Multifamily loan purchase cap will be $75 billion, down from $78 billion in 2022. The purchase cap is subject to reassessment throughout the year by FHFA to determine whether an increase in the cap is appropriate based on a stronger than expected overall market. For additional information on Multifamily's loan purchase cap, see MD&A - Conservatorship and Related Matters and for information on the Multifamily Affordable Housing goals, see MD&A - Regulation and Supervision.
We continue to support the multifamily mortgage market's LIBOR transition efforts as we quote, purchase, and securitize new floating rate loans indexed to SOFR, thereby adding liquidity to the market and facilitating the transition to SOFR.
Our process for purchasing multifamily loans generally begins with a loan purchase commitment. Prior to issuing a commitment to purchase a multifamily loan, we negotiate with the lender and quote the specific economic terms and conditions of our commitment, including the loan's purchase price, index, and mortgage spread. Decisions related to the commitment price and/or mortgage spread are generally influenced by our current business strategy, the type of loan that we acquire (i.e., the loan product and whether it qualifies as mission-driven), the amount available under the loan purchase cap, current securitization spreads, and changing market conditions. We may offer pricing for a loan that furthers certain elements of our mission and/or supports our affordable housing goals that results in lower profitability as compared to the pricing we offer generally. We also offer lenders an option to lock the Treasury index component of their fixed rate loans anytime during the quote or underwriting process. This option enables borrowers, through our lenders, to lock the most volatile part of their coupon, thereby providing an enhanced level of risk mitigation against their interest-rate volatility. The index lock period offered for most loans is 60 days and is generally followed by a loan purchase commitment.
At the time we commit to purchase a multifamily loan, we preliminarily determine our intent with respect to that loan. For commitments to purchase fixed-rate loans that we intend to sell (i.e., held-for-sale commitments), we elect the fair value option and therefore recognize and measure these commitments at fair value in our consolidated financial statements. We do not elect the fair value option for held-for-sale commitments to purchase floating-rate loans or loans that we intend to hold for the foreseeable future (i.e., held-for-investment commitments), including loans that we intend to securitize using trusts that we consolidate, and therefore these commitments are not recognized in our consolidated financial statements. As a result, we recognize the margin based on the price we would receive to sell the mortgage loans in a typical securitization transaction at the commitment date for commitments we measure at fair value and generally at the time of securitization for held-for-sale loans where we do not elect the fair value option. Similarly, we recognize changes in fair value subsequent to the commitment date in earnings as they occur for commitments and loans we measure at fair value and at the time of securitization for held-for-sale loans where we do not elect the fair value option. We do not recognize any changes in fair value or gains at the time of securitization for loans or commitments that we classify as held-for-investment, including loans that we intend to securitize using trusts that we consolidate.
Our multifamily commitments and loans are subject to changes in fair value due to changes in interest-rates and changes in spreads. We enter into interest-rate derivatives to manage our interest-rate exposures from multifamily commitments and loans prior to securitization, including index lock agreements. As a result of our interest-rate risk management activities, we have minimal exposure to earnings variability from changes in interest rates. However, index lock agreements temporarily create interest-rate-related earnings variability as we economically hedge the interest-rate risk created by the index lock agreement prior to entering into an offsetting loan purchase commitment. This temporary exposure is typically fully offset when we enter into the associated loan purchase commitment and elect to measure the commitment at fair value, as the fair value of the commitment reflects changes in the index rate that have occurred since we entered into the index lock agreement. As our ability to manage spread risk is more limited than our ability to manage interest rate risk, we typically have significant exposure to earnings variability due to changes in spreads. We enter into certain transactions to manage this exposure, including the following:
■    When-Issued K-Deal (WI K-Deal) Certificates - In a WI K-Deal Certificate transaction, we forward sell a K Certificate that will be issued in the future to a WI K-Deal trust at a fixed price, thereby reducing our exposure to future changes in interest rates and K Certificate spreads.
■    Spread-related derivatives - We purchase or enter into certain spread-related derivatives including the purchase of swaptions on credit indices providing some protection against significant adverse movements in spreads.
Securitization Products
We securitize substantially all of the loans we purchase after a short holding period as we aggregate sufficient loans with similar terms and risk characteristics. For the period of time between loan purchase and securitization, we refer to the loan as being in our securitization pipeline. We offer two main types of securitization products: K Certificates, which typically involve the issuance of subordinate securities that transfer credit risk to third-party investors, and Multifamily PCs, which are fully guaranteed securities where we retain the credit risk of the underlying mortgage loans. The securitization structure selected is generally designed to achieve an appropriate economic return, which may vary based on the characteristics of the underlying loans, the type of securitization product, and the level of subordination. Certain of our securitization product issuances are focused on addressing affordable housing challenges and supporting broader environmental, social, and sustainability goals.

FREDDIE MAC | 2022 Form 10-K	41

Management's Discussion and Analysis	Our Business Segments | Multifamily
We may accept lower economic returns for securitizations that further certain elements of our mission and/or support our affordable housing goals.
K Certificates
K Certificates are our primary senior subordinate securitization product. In a K Certificate securitization, we transfer the interest-rate risk, liquidity risk, and a portion of the credit risk of the underlying collateral to third-party investors. The structures of these transactions typically involve the issuance of senior and subordinate securities that represent undivided beneficial interests in trusts that hold pools of multifamily loans that we previously purchased. In a typical K Certificate, we sell multifamily loans to a non-Freddie Mac securitization trust that issues senior and subordinate securities and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. We do not issue or guarantee the subordinate securities.
The volume of our K Certificate securitizations is generally influenced by the product mix and size of our held-for-sale securitization pipeline, along with market demand for multifamily securities. We do not typically consolidate the securitization trusts used in these transactions and therefore account for these securitizations as sales of the underlying loans.
For guarantees to nonconsolidated entities or other third parties, we generally recognize a guarantee asset at inception. This asset, which represents the right to collect contractual guarantee fees, is recorded at fair value with subsequent changes in fair value recognized in earnings. The fair value of our guarantee assets may vary significantly from period-to-period based on changes in market conditions, including interest rates and credit spreads. Because our multifamily loans contain prepayment protection, decreasing interest rates generally result in higher guarantee asset fair values, with the opposite effect occurring when interest rates increase. In 2022, we updated our funds transfer pricing methodologies to allocate gains and losses on derivative instruments to Multifamily to offset interest rate-related changes in fair value on guarantee assets. See Note 5 for additional information on our accounting for guarantees.
Our K Certificate product offers investors a wide range of structural and collateral options that provide for stable cash flows and a structured credit enhancement. While the amount of guarantee fee we receive may vary by collateral type and deal structure, it is generally fixed for those K Certificate series that we issue with regular frequency (e.g., 7- and 10-year fixed-rate K Certificates and floating rate K Certificates). The guarantee fees received on recently issued standard K Certificates range between 40 bps and 45 bps.
The diagram below shows a typical K Certificate transaction.

K Certificate Transactions

Lenders
Mortgage
Cash
Freddie Mac
Mortgage
Cash
Guarantee
Cash
(Guarantee Fee)
Guarantee
Non-
Freddie Mac
Trust
Guaranteed
Bonds
(Senior)
Cash
Freddie Mac
Trust
Unguaranteed
bonds (subordinate)
Cash
Guaranteed
K Certificates
Cash
Investors

Multifamily PCs
Multifamily PCs are our primary fully guaranteed securitization product. In a Multifamily PC securitization, we retain the credit risk of the underlying mortgage loans by guaranteeing the principal and interest payments of the issued securities while transferring the interest-rate and liquidity risks of those loans to the PC investors. Multifamily PCs are fully guaranteed pass-

FREDDIE MAC | 2022 Form 10-K	42

Management's Discussion and Analysis	Our Business Segments | Multifamily
through securities with a 55-day payment delay that are collateralized by a single underlying mortgage loan. In exchange for providing our guarantee, we receive an ongoing guarantee fee that is designed to be commensurate with the risks assumed and that will, over the long-term, provide us with guarantee income that is expected to exceed the credit-related and administrative expenses of the underlying loans. We consolidate the securitization trusts used in these transactions and therefore do not account for Multifamily PC securitizations as sales of the underlying loans. As a result, we classify loans that we intend to securitize in Multifamily PC transactions as held-for-investment.
Other Securitization Products
Our other securitization products involve the issuance of mortgage-related securities that represent beneficial interests in trusts that hold pools of multifamily loans. The collateral for these securitizations may include loans underwritten and purchased by us at loan origination and loans we do not own prior to securitization and that we underwrite after (rather than at) origination. These transactions involve a variety of structures and the mortgage-related securities issued in these transactions may include guaranteed senior and unguaranteed subordinate securities or fully guaranteed pass-through securities. We generally do not consolidate the securitization trusts used in these transactions as we do not direct loss mitigation activities.
Other Mortgage-Related Guarantees
We also guarantee mortgage-related assets held by third parties in exchange for guarantee fees, without securitizing those assets. For example, we provide guarantees on certain tax-exempt multifamily housing revenue bonds issued by state and local housing finance authorities that are secured by low- and moderate-income multifamily loans.
CRT Activities

We primarily transfer credit risk to third parties through subordination, which is created through our securitization products described above. In addition to subordination, we enter into other types of CRT transactions to transfer to third parties a portion of the credit risk of certain loans that are not covered by subordination. In determining the nature and extent of our credit risk transfer activities, we consider the degree of regulatory capital relief provided by a transaction, our risk appetite, the cost of CRT transactions, and our internal view of future multifamily market conditions.
Other CRT Products
For multifamily assets for which we have not transferred credit risk through securitization, we may pursue other strategies to reduce our credit risk exposure. Our other CRT products include the following:
■    MCIP - Insurance coverage underwritten by a group of insurers and/or reinsurers that generally provides mezzanine loss credit protection. These transactions are similar in structure to ACIS contracts purchased in Single-Family, except the reference pool may include bonds, in addition to loans, underlying our other mortgage-related guarantees. When specific credit events occur, we receive compensation from the insurance policy up to an aggregate limit based on actual losses. We require our counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies.
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
In addition to our other CRT products, we may engage in whole loan sales, including sales of loans to funds to which we may also provide secured financing, to eliminate our interest-rate risk, liquidity risk, and credit risk exposure to certain loans.
For additional information on multifamily credit enhancements, see MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors.
Investing Activities

We primarily use our Multifamily mortgage-related investments portfolio to provide liquidity to the multifamily mortgage market by purchasing loans for our securitization pipeline. We may also hold certain multifamily mortgage loans or agency mortgage-related securities as investments. Depending on market conditions and our business strategy, we may purchase or sell guaranteed K Certificates or other securitization products at issuance or in the secondary market, including interest-only

FREDDIE MAC | 2022 Form 10-K	43

Management's Discussion and Analysis	Our Business Segments | Multifamily
securities. Through our ownership of the securities, we are exposed to the market risk on the loans underlying our securitizations. We also invest in certain non-mortgage investments, including LIHTC partnerships and other secured lending activities. Our ongoing investment in LIHTC partnerships helps to support and preserve the supply of affordable housing.
From time to time, we may undertake certain activities to support the liquidity of K Certificates. For more information, see Risk Factors - Market Risks - The profitability of our Multifamily business could be adversely affected by market competition and/or decreased investor demand for our K Certificates and other securities.
Customers

Our Multifamily customers include both investors in our securitization products and other CRT products, as well as financial institutions that originate and sell multifamily mortgage loans to us for securitization. Investors include banks and other financial institutions, insurance companies, money managers, hedge funds, pension funds, state and local governments, and broker dealers. Our multifamily loan purchases are generally sourced through our Optigo network of approved lenders, who are primarily non-bank real estate finance companies and banks. Many of these lenders are both sellers and servicers to us.
The following charts show the concentration of our 2022 Multifamily new business activity by our largest sellers and loan servicing by our largest servicers as of December 31, 2022. Any seller or servicer with a 10% or greater share is listed separately.
Percentage of New Business Activity

Percentage of Servicing Volume(1)

(Based on UPB of $429 billion)

15%
15%
11%
38%
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

FREDDIE MAC | 2022 Form 10-K	44

Management's Discussion and Analysis	Our Business Segments | Multifamily
Business Results

The graphs, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity
(In billions)
Total Number of Units Financed
(In thousands)

■    As of December 31, 2022, the total Multifamily new business activity subject to the FHFA 2022 loan purchase cap of $78 billion was $72.8 billion. Approximately 69% of this activity, based on UPB, was mission-driven, affordable housing, with approximately 33% being affordable to renters at or below 60% of AMI, both exceeding FHFA's minimum requirements (50% and 25%, respectively).
■    Our new business activity was slightly higher in 2022 compared to 2021 due to a larger FHFA loan purchase cap in 2022.
■    Our index lock agreements and outstanding commitments to purchase or guarantee multifamily assets were $14.8 billion and $19.5 billion as of December 31, 2022 and December 31, 2021, respectively.

FREDDIE MAC | 2022 Form 10-K	45

Management's Discussion and Analysis	Our Business Segments | Multifamily
Multifamily Mortgage Portfolio and Guarantee Portfolio

Mortgage Portfolio
(In billions)
Guarantee Portfolio
(In billions)
■    Our Multifamily mortgage and guarantee portfolios increased as of December 31, 2022 compared to December 31, 2021 primarily due to new business activity, partially offset by increased borrower payoff activity driven by market conditions. We expect continued growth in these portfolios as our purchase and securitization activities should outpace loan payoffs.
■    While the mortgage portfolio increased as of December 31, 2022 compared to December 31, 2021, total portfolio unit count decreased, primarily driven by the impact of portfolio payoffs and higher average per unit costs of newly financed multifamily properties as a result of property price appreciation.
■    The average guarantee fee rate on our guarantee portfolio slightly increased as of December 31, 2022 and December 31, 2021, respectively, and the average remaining guarantee term was eight years as of December 31, 2022 and December 31, 2021. The profitability of our guarantee activities may vary and will depend on the actual performance of the underlying collateral that we have guaranteed.
■    In addition to our Multifamily mortgage portfolio, we have investments in LIHTC fund partnerships with carrying values totaling $2.8 billion and $2.0 billion as of December 31, 2022 and December 31, 2021, respectively.

FREDDIE MAC | 2022 Form 10-K	46

Management's Discussion and Analysis	Our Business Segments | Multifamily
CRT Activities

UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    As of December 31, 2022, we had cumulatively transferred a substantial amount of the expected and stressed credit risk on the Multifamily mortgage portfolio, primarily through subordination in our securitizations. In addition, our securitization activities shifted interest rate and liquidity risk associated with the underlying collateral away from Freddie Mac to third-party investors.
■    The UPB and the maximum coverage amount of CRT transactions decreased during 2022 compared to 2021 due to fewer securitizations with subordination as a result of a smaller average held-for-sale securitization pipeline.
We evaluate and update our risk transfer strategy as needed depending on our business strategy, market conditions, and regulatory requirements. See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our Multifamily mortgage portfolio.

FREDDIE MAC | 2022 Form 10-K	47

Management's Discussion and Analysis	Our Business Segments | Multifamily
Financial Results

The table below presents the components of net income and comprehensive income for our Multifamily segment.
Table 13 - Multifamily Segment Financial Results

				Year Over Year Change
	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
(Dollars in millions)	2022	2021	2020	$	%	$	%
Net interest income	$938	$1,307	$1,179	($369)	(28)%	$128	11%
Non-interest income	1,575	3,417	3,431	(1,842)	(54)	(14)	—
Net revenues	2,513	4,724	4,610	(2,211)	(47)	114	2
(Provision) benefit for credit losses	(69)	122	(132)	(191)	(157)	254	192
Non-interest expense	(671)	(718)	(555)	47	7	(163)	(29)
Income before income tax expense	1,773	4,128	3,923	(2,355)	(57)	205	5
Income tax expense	(348)	(839)	(809)	491	59	(30)	(4)
Net income	1,425	3,289	3,114	(1,864)	(57)	175	6
Other comprehensive income (loss), net of taxes and reclassification adjustments	(318)	(110)	101	(208)	(189)	(211)	(209)
Comprehensive income	$1,107	$3,179	$3,215	($2,072)	(65)%	($36)	(1)%
Key Drivers:
■    2022 vs. 2021
●    Net income of $1.4 billion, down 57% year-over-year.
–Net revenues were $2.5 billion, down 47% year-over-year. Net interest income was $0.9 billion, down 28% year-over-year, partially driven by higher costs on an increased volume of WI K-Deals. Non-interest income was $1.6 billion, down 54% year-over-year, primarily due to lower net investment gains, driven by spread widening as well as a decline in revenue from held-for-sale loan purchase and securitization activity as a result of lower volumes and lower margins.
■    2021 vs. 2020
●    Net income of $3.3 billion, up 6% year over year.
–Net revenues were $4.7 billion, up 2% year-over-year. Net interest income was $1.3 billion, up 11% year-over-year. Non-interest income remained $3.4 billion, as the lower guarantee income due to the impact of higher interest rates on the fair values of our guarantee assets was offset by an increase in net investment gains due to higher margins on new loan purchases and greater spread tightening.
–Benefit for credit losses was $0.1 billion for 2021, compared to a provision for credit losses of $0.1 billion for 2020, primarily driven by a reserve release due to reduced expected credit losses related to COVID-19 as economic conditions improved.

FREDDIE MAC | 2022 Form 10-K	48

Management's Discussion and Analysis	Risk Management
RISK MANAGEMENT
Overview
To achieve our mission of providing liquidity, stability, and affordability to the U.S. housing market, we take risks as an integral part of our business activities. Risk is the possibility that events will occur that adversely affect our financial strength, safe and sound operations, and ability to achieve our mission, strategic, and business objectives. Risk can manifest itself in many ways and the responsibility for risk management resides at all levels of the company. We seek to take risks in a safe and sound, well-controlled manner to earn acceptable risk-adjusted returns on a corporate-wide, divisional, and, where applicable, transaction basis. Our goal is to maintain an effective risk culture where employees are risk aware, collaborative, transparent, and individually accountable for their decisions, and to conduct business in an effective, legal, and ethical manner.
We utilize a risk taxonomy to define, classify, and report risks that we face in operating our business. These risks have the potential to adversely affect our current or projected financial and operational resilience. Risks are classified into the following categories:
■    Credit Risk;
■    Market Risk;
■    Liquidity Risk;
■    Operational Risk;
■    Compliance Risk;
■    Legal Risk;
■    Strategic Risk; and
■    Reputation Risk.
These risks are factored into our business decisions, as appropriate, with legal, strategic, and reputation risks managed outside of the three lines of defense, which are referenced in Enterprise Risk Governance Structure below. For more discussion of these and other risks facing our business, see Risk Factors. See Liquidity and Capital Resources for a discussion of liquidity risk.
Enterprise Risk Framework

The enterprise risk framework (the Framework) defines how we manage risk to achieve our mission, strategic, and business objectives. By serving as the basis for managing risk in a consistent, effective, and efficient manner, the Framework supports our financial strength and safe and sound operations through a range of stressful conditions. The Framework is implemented through Freddie Mac's enterprise risk management program, which consists of our enterprise-wide risk management practices and processes (the ERM Program).
The Framework includes the following components:
■    Risk Culture - Risk culture is the set of corporate values, competencies, and behaviors related to risk taking and risk management at Freddie Mac. Management supports an effective risk culture by establishing clear risk objectives, assigning accountability, and setting a tone at the top so that employees feel empowered to challenge business decisions without fear of negative consequences. An effective risk culture promotes an environment where employees who take and manage risks for the company are risk aware, collaborative, and transparent.
■    Risk Governance - Risk governance is the set of corporate requirements and processes that must be followed to make and implement risk decisions across the company. Effective risk governance establishes a reporting and escalation path for risks and issues across the enterprise. Freddie Mac’s risk governance structure provides forums for transparent communication of risks and issues, as well as risk management and control activities. Risk governance is established through:
●    Assignments of Risk Authority - Risk authority is vested in an individual employee to make risk decisions for the company, which include internally approving policies, transactions, significant changes, and/or accepting risk. Individual business or functional risk officers in the first and second lines of defense, as described in Enterprise Risk Governance Structure, below, may be assigned risk authority for specific risk areas and functions, as appropriate.
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
■    Risk Appetite - Risk appetite is the level of risk, both in aggregate and by risk type, within the company's risk capacity that

FREDDIE MAC | 2022 Form 10-K	49

Management's Discussion and Analysis	Risk Management
the Board of Directors and management are willing to assume to achieve the company's strategic goals. The risk appetite is integrated and aligned with the strategic plans for the company and each business division. The risk appetite is approved by the Board of Directors and then by FHFA as Conservator, and consists of qualitative risk appetite statements and quantitative metrics with limits.
■    Risk Identification, Assessment, Control, and Monitoring Processes - Our ERM Program supports risk management through enterprise-wide practices and processes designed to identify, assess, control, monitor, and report on all risks, including emerging, significant, and top risks.
■    Risk Reporting - Our risk management framework requires accurate and timely reporting needed for managing risks. Regular reporting is provided to senior management and to the Board of Directors, or appropriate Board committees, at an aggregate level to provide a comprehensive view of the company's risk position; its adherence to established Board limits and management thresholds; risk drivers; emerging, significant, and top risks; internal control deficiencies; issues and their remediation status; and stress testing and scenario analysis.
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
The information and diagram below present the responsibilities associated with our three-lines-of-defense risk management model and risk governance structure. The risk governance structure also includes division risk committees to actively discuss and monitor division-specific risk profiles, risk decisions, and risk appetite metrics, limits and thresholds, and risk type committees to oversee certain enterprise-wide risks.
For more information on the role of the Board of Directors and its committees, see Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board of Directors and Board Committee Information.

FREDDIE MAC | 2022 Form 10-K	50

Management's Discussion and Analysis	Risk Management

Board

Board of Directors

- Provides enterprise-wide risk oversight, including through its committees
- Approves the Enterprise Risk Policy, which establishes the enterprise risk management program and framework
- Approves the Strategic Plan
- Approves the enterprise risk appetite, which must be aligned with the Strategic Plan, subject to FHFA (as Conservator) approval

Risk Committee

- Reviews and recommends the Enterprise Risk Policy and the enterprise risk appetite to the Board of Directors for approval
- Assists the Board in the oversight of our enterprise risk framework and adherence to the Board-approved risk appetite
- Reviews significant enterprise risk exposures, risk management strategies, and top and emerging risks
- Reviews changes to business practices or new business initiatives that may significantly impact the enterprise risk profile, the achievement of Freddie Mac's business strategy, or the ability to operate within the Board-approved risk appetite

Operations & Technology Committee

- Oversees Freddie Mac's information, operations, and technology strategies and planning, and the implementation of technology initiatives
- Oversees, in conjunction with the Risk Committee of the Board, Freddie Mac's management of information (including cybersecurity), technology, operational resiliency, and certain third party risks
- Reviews and recommends to the Board for approval the annual Enterprise Operations and Technology Division (EOT) business plan, including relevant performance indicators, and evaluates EOT against the plan
- Monitors and evaluates trends in technology that may affect Freddie Mac's strategy and business objectives

Mission & Housing Sustainability Committee

- Oversees the development, planning, implementation, performance, and execution of Freddie Mac's mission-related strategies and significant initiatives, including compliance with fair lending requirements, and sustainability initiatives with climate implications or impacts

Audit Committee

- Provides oversight of the integrity of the company's financial statements and internal controls
- Reviews management's guidelines and policies governing the processes for assessing and managing our risks
- Reviews Freddie Mac's major risk exposures, and the steps management has taken to monitor and control such exposures
- Appoints and oversees independent public accountant
- Oversees performance of the Internal Audit Division
- Reviews compliance with legal and regulatory requirements

Management

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

Enterprise Risk Management

- Responsible for risk leadership and independent oversight of risk across the company
- Develops the enterprise risk management program and framework and issues corporate risk policies and standards which include establishing a risk taxonomy, risk appetite, risk limits, and other metrics and indicators
- Monitors, evaluates, and reports on our performance against the enterprise risk framework and corporate risk policies and standards, including oversight and escalation of risk issues as appropriate
- Responsible for approval of significant risk activities
- Responsible for reporting on aggregate risk to senior management, the Board, and the Board Risk Committee
- Provides oversight of first line risk management activities

Compliance

- Responsible for the independent assessment and oversight of ethics and compliance risk across the company
- Advises employees and business divisions on ethical and regulatory matters
- Develops enterprise compliance and ethics programs to properly manage the risk of failure to comply with all relevant laws, rules, and regulations governing our business
- Issues and maintains compliance policies and standards for the enterprise, which are designed to effectively govern, identify, measure, monitor, test, and report compliance risk inherent in our business activities
- Establishes and maintains the enterprise Code of Conduct to promote a culture of ethical business conduct in the workplace and among our third parties

THIRD LINE OF DEFENSE

Internal Audit

- Responsible for evaluating the design adequacy, operational effectiveness, and efficiency of governance, risk management, and control processes, for both the first and second lines of defense

FREDDIE MAC | 2022 Form 10-K	51

Management's Discussion and Analysis	Risk Management
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
Allowance for Credit Losses

We recognize an allowance for credit losses that is deducted from or added to the amortized cost basis of the financial asset to present the net amount expected to be collected on the financial asset on the balance sheet. For Single-Family credit exposures, we estimate the allowance for credit losses for loans on a pooled basis using a discounted cash flow model that evaluates a variety of factors to estimate the cash flows we expect to collect. The discounted cash flow model forecasts cash flows over the loan’s remaining contractual life, adjusted for expectations of prepayments, and using our historical experience, adjusted for current and forecasted economic conditions. These projections require significant management judgment, and we face uncertainties and risks related to the models we use for financial accounting and reporting purposes. For further information on our accounting policies and methods for estimating our allowance for credit losses and related management judgments, see MD&A - Critical Accounting Estimates.
For Multifamily credit exposures, we estimate the allowance for credit losses using a loss-rate method to estimate the net amount of cash flows we expect to collect. The loss rate method is based on a probability of default and loss given default framework that estimates credit losses by considering a loan’s underlying characteristics and current and forecasted economic conditions. Loan characteristics considered by our model include vintage, loan term, current DSCR, current LTV ratio, occupancy rate, and interest rate hedges. We generally forecast economic conditions over a reasonable and supportable two-year period prior to reverting to historical averages at the model input level over a five-year period, using a linear reversion method. We also consider as model inputs expected prepayments, contractually specified extensions, expected recoveries from collateral posting requirements, and expected recoveries from credit enhancements that are not freestanding contracts. Management adjustments to our model output may be necessary to take into consideration current economic events and other external factors.
In 1Q 2022, we adopted accounting guidance that eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, we no longer measure an allowance for credit losses for TDRs we reasonably expect will occur, and we no longer recognize an incremental allowance for credit losses for the economic concession granted to a borrower experiencing financial difficulty for changes in the timing and amount of contractual cash flows when a loan is restructured. See Note 4 for additional information on the adoption of this new accounting guidance.

FREDDIE MAC | 2022 Form 10-K	52

Management's Discussion and Analysis	Risk Management
The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 14 - Allowance for Credit Losses Activity

	December 31, 2022			December 31, 2021			December 31, 2020
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses:
Beginning balance	$5,440	$78	$5,518	$6,353	$200	$6,553	$5,233	$68	$5,301
Provision (benefit) for credit losses	1,772	69	1,841	(919)	(122)	(1,041)	1,320	132	1,452
Charge-offs	(505)	—	(505)	(1,107)	—	(1,107)	(592)	—	(592)
Recoveries collected	148	—	148	197	—	197	210	—	210
Net charge-offs	(357)	—	(357)	(910)	—	(910)	(382)	—	(382)
Other(1)	891	—	891	916	—	916	182	—	182
Ending balance	$7,746	$147	$7,893	$5,440	$78	$5,518	$6,353	$200	$6,553

Average loans outstanding during the year(2)	$2,929,728	$33,054	$2,962,782	$2,597,016	$23,736	$2,620,752	$2,113,212	$19,546	$2,132,758
Net charge-offs to average loans outstanding	0.01%	—%	0.01%	0.04%	—%	0.03%	0.02%	—%	0.02%

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$7,314	$77	$7,391	$4,913	$34	$4,947	$5,628	$104	$5,732
Other(3)	432	70	502	527	44	571	725	96	821
Total ending balance	$7,746	$147	$7,893	$5,440	$78	$5,518	$6,353	$200	$6,553
(1)Primarily includes capitalization of past due interest related to non-accrual loans that receive payment deferral plans and loan modifications.
(2)Based on amortized cost basis of held-for-investment loans for which we have not elected the fair value option.
(3)Includes allowance for credit losses related to advances of pre-foreclosure costs, accrued interest receivable, and off-balance sheet credit exposures.
Table 15 - Allowance for Credit Losses Ratios

	December 31, 2022			December 31, 2021
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses on mortgage loans held-for-investment	$7,314	$77	$7,391	$4,913	$34	$4,947
Total loans outstanding(1)	2,981,401	47,094	3,028,495	2,806,535	26,743	2,833,278
Non-accrual loans(1)	10,095	42	10,137	18,650	—	18,650
Allowance for credit losses(2) to total loans outstanding	0.25%	0.16%	0.24%	0.18%	0.13%	0.17%
Non-accrual loans to total loans outstanding	0.34	0.09	0.33	0.66	—	0.66
Allowance for credit losses(3) to non-accrual loans	72.45	183.33	72.91	26.34	NM	26.53
(1)Based on amortized cost basis of held-for-investment loans for which we have not elected the fair value option.
(2)Represent allowance for credit losses on total held-for-investment loans.
(3)NM - not meaningful due to the non-accrual loans balance rounding to zero.
■    2022 vs. 2021
●    The ratio of non-accrual loans to total loans outstanding decreased as borrowers continued to exit forbearance and complete loan workout activities that returned their mortgages to current status.
●    The ratios of allowance for credit losses to total loans outstanding and to non-accrual loans increased as the allowance for credit losses increased due to declining observed and forecasted house price appreciation. The ratio of allowance for credit losses to non-accrual loans also increased as the balance of loans in non-accrual status decreased.
See Note 6 for additional information on our allowance for credit losses and Note 4 for additional information on our non-accrual policy.

FREDDIE MAC | 2022 Form 10-K	53

Management's Discussion and Analysis	Risk Management
The table below shows the contractual principal payments due by specified timeframe for held-for-investment loans outstanding as of the period end.
Table 16 - Principal Amounts Due for Held-for-Investment Loans

	December 31, 2022
(In millions)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through 15 Years	Due after 15 Years	Total
Single-Family:
Fixed-rate	$91,831	$393,828	$1,064,089	$1,367,345	$2,917,093
Adjustable-rate	786	3,397	9,644	10,585	24,412
Total Single-Family	92,617	397,225	1,073,733	1,377,930	2,941,505
Multifamily:
Fixed-rate	265	6,283	31,489	3,149	41,186
Adjustable-rate	268	2,062	4,863	—	7,193
Total Multifamily	533	8,345	36,352	3,149	48,379
Cost basis and fair value adjustments, net					39,825
Total(1)					$3,029,709
(1)Includes $1.2 billion multifamily held-for-investment loans for which we have elected the fair value option as of December 31, 2022.
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

FREDDIE MAC | 2022 Form 10-K	54

Management's Discussion and Analysis	Risk Management
We implemented certain changes to our underwriting standards during the COVID-19 pandemic, and some of these changes may negatively affect the expected performance of loans purchased during the affected periods. The pandemic may also have strained sellers' ability to increase their operational capacity to handle the historically high volume of refinance mortgages in recent years while maintaining proper quality control, which may further impact the credit quality of the loans we purchased during the affected periods. In addition, the CARES Act requires creditors to report to credit bureaus that loans in relief programs, such as forbearance plans, repayment plans, and loan modification programs, are current as long as the loans were current prior to entering into the relief programs and the borrowers remain in compliance with the programs. As a result, our ability to evaluate purchases of new loans may be adversely affected as credit scores may not fully reflect the impact of relief programs, offered by us or other creditors, into which borrowers may have entered during the affected periods.
Loan Advisor is our main tool for assessing loan eligibility and documentation. Loan Advisor is a set of integrated software applications and services designed to give lenders access to our view of risk, loan quality, and eligibility during the origination process, which promotes efficient commerce between lenders and Freddie Mac. As a key component of Loan Advisor, Loan Product Advisor® (LPA) takes advantage of proprietary data models and intelligent automation to help lenders validate that submitted loans meet our underwriting standards. LPA features tools and offerings that leverage algorithms to enhance the origination process, and generates an assessment of a loan’s credit risk and overall quality.
Historically, the majority of our purchase volume was assessed using either LPA, Fannie Mae's comparable software Desktop Underwriter (DU), or the seller's proprietary automated underwriting system. We have implemented steps to require the loans we purchase to be assessed by one of Freddie Mac's proprietary underwriting software tools, LPA or Loan Quality Advisor®, prior to purchase. Substantially all of the loans we purchase are now assessed by Freddie Mac's proprietary underwriting software, helping validate their compatibility with our risk appetite. Any loans that are not assessed by Freddie Mac’s proprietary underwriting software are manually underwritten by the seller in accordance with Guide requirements.
With Loan Advisor, lenders can actively monitor representation and warranty relief earlier in the mortgage loan production process. Loan Advisor offers limited representation and warranty relief for certain loan components that satisfy automated data analytics related to appraisal quality, valuation, borrower assets, borrower income, and certain condominium project requirements. In general, limited representation and warranty relief is only offered when information provided by lenders is validated through the use of independent data sources.
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
Quality Control Practices
We employ a quality control process to review underwriting documentation and decision-making for compliance with our standards using both statistical random and targeted sampling. Pursuant to Guide requirements, we initiate these sampling reviews to timely identify breaches of representations and warranties. Proprietary tools, such as Quality Control Advisor®, provide greater structure and transparency into our review process. Sellers may appeal our ineligible loan determination prior to the repurchase.
We also perform quality control reviews on loans that have defaulted within the representation and warranty period and require repurchase by the seller if a breach is identified.
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

FREDDIE MAC | 2022 Form 10-K	55

Management's Discussion and Analysis	Risk Management
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
■    Subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we were required to implement a program reasonably designed to ensure that each single-family mortgage loan acquired is: (1) a qualified mortgage; (2) exempt from the CFPB’s ability-to-repay requirements; (3) secured by an investment property, subject to the restrictions above; (4) a refinancing with streamlined underwriting for high LTV ratios; (5) a loan with temporary underwriting flexibilities due to exigent circumstances, as determined in consultation with FHFA; or (6) secured by manufactured housing.
Limits imposed by the Purchase Agreement on our acquisitions of single-family loans with certain LTV, DTI, and credit score characteristics at origination and on our acquisitions of single-family loans secured by second homes or investment properties have been suspended, and will remain suspended until six months after Treasury notifies Freddie Mac that such suspension has been terminated. As of February 22, 2023, we have not received such notification. For additional information, see MD&A - Conservatorship and Related Matters - Limits on our Secondary Market Activities and Single-Family Loan Acquisitions.
Loan Purchase Credit Characteristics
We monitor and evaluate market conditions that could affect the credit quality of our single-family loan purchases. Additionally, when managing our new acquisitions, we consider our risk limits and guidance from FHFA and capital requirements under the ERCF. This may affect the volume and characteristics of our loan acquisitions.
The charts below show the credit profile of the single-family loans we purchased or guaranteed. The average original LTV increased in 2022 compared to 2021 due to the increase in the percentage of loan acquisitions related to home purchases as home purchase loans typically have higher LTV ratios than refinance loans. The average original credit score decreased in 2022 compared to 2021 as the credit scores associated with the refinance loans decreased. The percentage of loans with a DTI ratio greater than 45% also increased in 2022 compared to 2021 due to changes in market conditions, such as increasing house prices and higher mortgage interest rates in recent periods.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion).

FREDDIE MAC | 2022 Form 10-K	56

Management's Discussion and Analysis	Risk Management
The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 17 - Single-Family New Business Activity

	Year Ended December 31,
	2022		2021		2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year or more, amortizing fixed-rate	$489,698	91%	$1,041,281	86%	$919,452	85%
15-year or less, amortizing fixed-rate	44,424	8	173,069	14	166,827	15
Adjustable-rate	6,503	1	5,229	—	3,788	—
Total	$540,625	100%	$1,219,579	100%	$1,090,067	100%

Percentage of purchases
DTI ratio > 45%		17%		11%		10%
Original LTV ratio > 90%		19		11		11
Transaction type:
Cash window		26		43		61
Guarantor swap		74		57		39
Property type:
Detached single-family houses and townhouses		92		93		93
Condominium or co-op		8		7		7
Occupancy type:
Primary residence		90		93		94
Second home		3		3		3
Investment property		7		4		3
Loan purpose:
Purchase		63		35		30
Cash-out refinance		25		25		18
Other refinance		12		40		52

FREDDIE MAC | 2022 Form 10-K	57

Management's Discussion and Analysis	Risk Management
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

Category	Products	CRT	Coverage type	Accounting treatment
Primary mortgage insurance	Primary mortgage insurance	No	Front-end	Not Freestanding
STACR	STACR Trust notes	Yes	Back-end	Freestanding
	STACR debt notes	Yes	Back-end	Debt
ACIS	ACIS	Yes	Front-end/Back-end	Freestanding
Other	Senior subordinate securitizations	Yes	Back-end	Debt/Guarantee
	Lender risk-sharing	Yes	Front-end	Freestanding
	Other insurance/reinsurance products	Yes	Front-end	Freestanding
Single-Family Mortgage Portfolio CRT Issuance
The table below provides the UPB of the mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions.
Table 18 - Single-Family Mortgage Portfolio CRT Issuance

	Year Ended December 31,
	2022		2021		2020
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$325,721	$12,720	$574,705	$11,024	$427,155	$11,141
ACIS	225,070	7,611	464,158	7,689	421,181	3,843
Other	2,617	622	5,979	1,258	17,101	2,717
Less: UPB with more than one type of CRT	—	—	(216,386)	—	(388,340)	(769)
Total CRT Issuance	$553,408	$20,953	$828,456	$19,971	$477,097	$16,932
(1)Represents the UPB of the assets included in the associated reference pool or securitization trust, as applicable.
(2)For STACR transactions, represents the balance held by third parties at issuance. For ACIS transactions, represents the aggregate limit of insurance purchased from third parties at issuance.

FREDDIE MAC | 2022 Form 10-K	58

Management's Discussion and Analysis	Risk Management
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 19 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	December 31, 2022
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$609,123	21%	$155,022
STACR	1,188,017	40	35,111
ACIS	938,409	31	19,774
Other	41,572	1	11,105
Less: UPB with multiple credit enhancements and other reconciling items(4)	(945,062)	(32)	—
Single-Family mortgage portfolio - credit-enhanced	1,832,059	61	221,012
Single-Family mortgage portfolio - non-credit-enhanced	1,153,986	39	N/A
Total	$2,986,045	100%	$221,012

	December 31, 2021
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$545,293	20%	$135,330
STACR	1,024,013	37	32,641
ACIS	911,643	32	15,678
Other	44,633	2	11,129
Less: UPB with multiple credit enhancements and other reconciling items(4)	(1,034,546)	(38)	—
Single-Family mortgage portfolio - credit-enhanced	1,491,036	53	194,778
Single-Family mortgage portfolio - non-credit-enhanced	1,301,188	47	N/A
Total	$2,792,224	100%	$194,778
(1)Represents the current UPB of the assets included in the associated reference pool or securitization trust, as applicable.
(2)For STACR transactions, represents the outstanding balance held by third parties. For ACIS transactions, represents the remaining aggregate limit of insurance purchased from third parties.
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
Table 20 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	December 31, 2022		December 31, 2021
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	21%	1.05%	20%	1.79%
CRT and other	56	0.68	47	1.24
Non-credit-enhanced	39	0.57	47	0.93
Total	N/A	0.66	N/A	1.12
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.

FREDDIE MAC | 2022 Form 10-K	59

Management's Discussion and Analysis	Risk Management
The table below provides information on the amount of credit enhancement coverage by year of origination associated with loans in our Single-Family mortgage portfolio.
Table 21 - Credit Enhancement Coverage by Year of Origination

	December 31, 2022		December 31, 2021
(Dollars in millions)	UPB	% of UPB with Credit Enhancement	UPB	% of UPB with Credit Enhancement
Year of Loan Origination
2022	$438,339	55%	N/A	N/A
2021	1,054,844	64	$1,059,299	40%
2020	776,425	67	867,122	68
2019	131,637	71	157,971	71
2018	52,921	77	66,149	78
2017 and prior	531,879	48	641,683	50
Total	$2,986,045	61	$2,792,224	53
The following table provides information on the characteristics of the loans in our Single-Family mortgage portfolio without credit enhancement.
Table 22 - Single-Family Mortgage Portfolio Without Credit Enhancement(1)

	December 31, 2022		December 31, 2021
(Dollars in millions)	UPB	% of Portfolio	UPB	% of Portfolio
Low original LTV ratio(1)(2)	$704,432	24%	$687,116	25%
Short-term(1)(3)	214,256	7	216,458	8
Recently acquired(1)(4)	102,829	3	252,875	9
Other(1)(5)	132,469	5	144,739	5
Single-Family mortgage portfolio - non-credit-enhanced	$1,153,986	39%	$1,301,188	47%
(1)Loans with multiple characteristics are assigned to categories in this table based on the following order: low original LTV ratio, short-term, and recently acquired.
(2)Represents loans with an original LTV ratio less than or equal to 60%. Previously loans were assigned to this category based on current LTV ratios. Certain amounts in the prior periods have been reclassified to conform to the current presentation.
(3)Represents loans with an original maturity of 20 years or less.
(4)Represents loans that were recently acquired and have not been included in a reference pool.
(5)Primarily includes government guaranteed loans, ARM loans, loans with an original LTV ratio greater than 97%, loans that fail the delinquency requirements for CRT transactions, and relief refinance loans and loans that were acquired before the inception of our CRT programs in 2013.
Credit Enhancement Recoveries
The table below presents the details of the credit enhancement recovery receivables we have recognized on our consolidated balance sheets. These amounts are included in other assets. See Note 3 and Note 6 for additional information on accounting for credit enhancements.
Table 23 - Single-Family Credit Enhancement Receivables

(In millions)	December 31, 2022	December 31, 2021
Freestanding credit enhancement expected recovery receivables, net of allowance	$364	$114
Primary mortgage insurance receivables, net of allowance	49	76
Total credit enhancement receivables	$413	$190
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

FREDDIE MAC | 2022 Form 10-K	60

Management's Discussion and Analysis	Risk Management
Loan Characteristics
The table below contains a description of some of the credit characteristics that we monitor for loans in our Single-Family mortgage portfolio.

Credit Characteristic	Description	Impact on Credit Quality
LTV ratio	Ratio of the UPB of the loan to the value of the underlying property collateralizing the loan. Original LTV ratio is measured at loan origination, while CLTV ratio is defined as the ratio of the current loan UPB to the estimated current property value	•	Measures ability of the underlying property to cover our exposure on the loan
		•	Higher LTV ratios indicate higher risk, as proceeds from sale of the property may not cover our exposure on the loan
		•	Lower LTV ratios indicate borrowers are more likely to repay
Credit score	Statistically-derived number that may indicate a borrower's likelihood to repay debt. Original credit score represents each borrower's FICO score at the time of origination or our purchase, while current credit score represents each borrower's most recent FICO score, which is obtained by Freddie Mac as of the first month of the most recent quarter	•	Borrowers with higher credit scores are generally more likely to repay or have the ability to refinance their loans than those with lower scores
Loan purpose	Indicates how the borrower intends to use the proceeds from a loan (i.e., purchase, cash-out refinance, or other refinance)	•	Cash-out refinancings, which increase the LTV ratios, generally have a higher risk of default than loans originated in purchase or other refinance transactions
Property type	Indicates whether the property is a detached single-family house, townhouse, condominium, or co-op	•	Detached single-family houses and townhouses are the predominant type of single-family property
		•	Condominiums historically have experienced greater volatility in house prices than detached single-family houses, which may expose us to more risk
Occupancy type	Indicates whether the borrower intends to use the property as a primary residence, second home, or investment property	•	Loans on primary residence properties tend to have lower credit risk than loans on second homes or investment properties
Product type	Indicates the type of loan based on key loan terms, such as the contractual maturity, type of interest rate, and payment characteristics of the loan	•	Loan products that contain terms which result in scheduled changes in monthly payments may result in higher risk
		•	Shorter loan terms result in faster repayment of principal and may indicate lower risk
DTI ratio	Ratio of the borrowers' total monthly debt payments to gross monthly income. One indicator of the creditworthiness of the borrowers, as it measures borrowers' ability to manage monthly payments and repay debts	•	Borrowers with lower DTI ratios are generally more likely to repay their loans than those with higher DTI ratios, holding all other factors equal
		•	DTI ratios are at the time of origination and may not be indicative of the borrowers' current credit worthiness
Geographic concentration	Indicates whether our mortgage portfolio is diversified geographically	•	Geographic concentrations may increase the exposure of our mortgage portfolio to credit risk, as regional economic conditions may affect a borrower's ability to repay and the underlying property value
		•	Geographic diversification reduces the credit risk impact of an economic downturn in, or a catastrophic event that disproportionately affects, a particular geographic area
Loan age	Number of years since loan origination	•	Credit losses on mortgage loans typically are low during the first few years after origination and may increase subsequently depending on macroeconomic conditions and other factors as the effect of underwriting wanes

FREDDIE MAC | 2022 Form 10-K	61

Management's Discussion and Analysis	Risk Management
The tables below contain details of the characteristics of the loans in our Single-Family mortgage portfolio.
Table 24 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	December 31, 2022
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score (1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2022	$438,339	745	742	76%	74%
2021	1,054,844	752	758	71	59
2020	776,425	761	766	71	51
2019	131,637	746	752	76	50
2018	52,921	736	736	76	47
2017 and prior	531,879	737	752	75	34
Total	$2,986,045	750	756	73	54

	December 31, 2021
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score (1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2021	$1,059,299	752	751	71%	66%
2020	867,122	760	769	71	56
2019	157,971	746	751	76	55
2018	66,149	736	736	76	52
2017	88,800	741	746	75	46
2016 and prior	552,883	737	752	75	36
Total	$2,792,224	751	756	72	55
(1)Original credit score is based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition, and therefore, the original credit scores also represent the current credit scores.

FREDDIE MAC | 2022 Form 10-K	62

Management's Discussion and Analysis	Risk Management
Table 25 - Characteristics of the Loans in Our Single-Family Mortgage Portfolio

	Year Ended December 31,
	2022		2021		2020
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year or more, amortizing fixed-rate	$2,575,810	87%	$2,358,755	85%	$1,950,612	84%
15-year or less, amortizing fixed-rate	371,017	12	393,341	14	326,410	14
Adjustable-rate and other(1)	39,218	1	40,128	1	49,404	2
Total	$2,986,045	100%	$2,792,224	100%	$2,326,426	100%
Percentage of portfolio based on UPB
Original LTV ratio range:
60% and below		24%		25%		22%
Above 60% to 80%		51		51		51
Above 80% to 90%		11		11		12
Above 90% to 100%		13		12		13
Above 100%		1		1		2
Portfolio weighted average original LTV ratio		73		72		74
Current LTV ratio range:
60% and below		63		58		51
Above 60% to 80%		28		35		37
Above 80% to 90%		6		5		10
Above 90% to 100%		3		2		2
Above 100%		—		—		—
Portfolio weighted average current LTV ratio		54		55		58
Original credit score(2):
740 and above		64		65		64
700 to 739		21		20		20
680 to 699		7		7		7
660 to 679		4		4		4
620 to 659		3		3		4
Less than 620		1		1		1
Portfolio weighted average original credit score		750		751		749
Current credit score(2)(3):
740 and above		70		70		70
700 to 739		15		15		15
680 to 699		5		5		5
660 to 679		3		4		3
620 to 659		4		4		4
Less than 620		3		2		3
Portfolio weighted average current credit score		756		756		754
DTI ratio:
Above 45%		15		14		14
Portfolio weighted average DTI ratio		35		34		35
Property type:
Detached single-family houses and townhouse		93		93		92
Condominium or co-op		7		7		8
Occupancy type at origination:
Primary residence		91		91		90
Second home		4		4		4
Investment property		5		5		6
Loan purpose:
Purchase		41		36		38
Cash-out refinance		22		22		19
Other refinance		37		42		43
(1)The "other" class consists of Alt-A, interest-only, and option ARM loans.
(2)Original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(3)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition, and therefore, the original credit scores also represent the current credit scores.

FREDDIE MAC | 2022 Form 10-K	63

Management's Discussion and Analysis	Risk Management
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we use the terms subprime and Alt-A in this Form 10-K, there is no universally accepted definition of subprime or Alt-A, and the classification of such loans may differ from company to company. We have not historically characterized the loans in our Single-Family mortgage portfolio as either prime or subprime for purposes of evaluating credit risk, and we do not rely on these loan classifications to evaluate the credit risk exposure relating to such loans in our Single-Family mortgage portfolio. To evaluate credit risk, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk.
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
The following table presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 26 - Single-Family Mortgage Portfolio Attribute Combinations(1)

	December 31, 2022
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
(Original Credit score)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	40%	0.22%	18%	0.25%	4%	0.23%	2%	0.16%	—%	NM	64%	0.23%
700 to 739	12	0.70	6	0.75	2	0.72	1	0.38	—	NM	21	0.71
680 to 699	5	1.16	2	1.28	—	NM	—	NM	—	NM	7	1.18
660 to 679	3	1.65	1	1.77	—	NM	—	NM	—	NM	4	1.68
620 to 659	2	2.46	1	2.78	—	NM	—	NM	—	NM	3	2.54
Less than 620	1	5.97	—	NM	—	NM	—	NM	—	NM	1	6.52
Total	63%	0.66	28%	0.67	6%	0.60	3%	0.37	—%	NM	100%	0.66

	December 31, 2021
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
(Original Credit score)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(1)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	37%	0.48%	23%	0.46%	4%	0.33%	1%	0.13%	—%	NM	65%	0.46%
700 to 739	10	1.42	8	1.25	1	0.76	1	0.38	—	NM	20	1.31
680 to 699	5	2.17	2	1.94	—	NM	—	NM	—	NM	7	2.04
660 to 679	3	2.78	1	2.48	—	NM	—	NM	—	NM	4	2.67
620 to 659	2	3.77	1	3.68	—	NM	—	NM	—	NM	3	3.77
Less than 620	1	6.69	—	NM	—	NM	—	NM	—	NM	1	7.50
Total	58%	1.17	35%	1.03	5%	0.75	2%	0.46	—%	NM	100%	1.12
(1)Excludes loans underlying certain securitization products for which original credit score was not available.
(2)NM - not meaningful due to the percentage of the portfolio rounding to zero.
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
See Note 15 for more information about the geographic distribution of our Single-Family mortgage portfolio.
Delinquency Rates
We report Single-Family delinquency rates based on the number of loans in our Single-Family mortgage portfolio that are past

FREDDIE MAC | 2022 Form 10-K	64

Management's Discussion and Analysis	Risk Management
due as reported to us by our servicers as a percentage of the total number of loans in our Single-Family mortgage portfolio.
The chart below shows the delinquency rates of mortgage loans in our Single-Family mortgage portfolio.
Single-Family Delinquency Rates

2.64%
1.12%
1.01%
0.94%
0.81%
0.66%
0.38%
0.20%
0.24%
4Q 20
4Q 21
4Q 22
One month past due
Two months past due
Seriously delinquent

The percentages of loans that were one month past due and two months past due increased as of December 31, 2022 compared to December 31, 2021. The percentage of loans one month past due can be volatile due to seasonality and other factors that may not be indicative of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.
Our Single-Family serious delinquency rate decreased to 0.66% as of December 31, 2022, compared to 1.12% as of December 31, 2021, as borrowers continued to exit forbearance and completed loan workout activities that returned their mortgages to current status.
The longer a loan remains delinquent, the greater the associated costs we incur. Loans that remain delinquent for more than one year, and are not in active forbearance plans, are more challenging to resolve as many of these borrowers may not be in contact with the servicer, may not be eligible for loan modifications, or may determine that it is not economically beneficial for them to enter into a loan modification due to the amount of costs incurred on their behalf while the loan was delinquent. The table below presents the length of time our loans have been seriously delinquent.
Table 27 - Seriously Delinquent Single-Family Loans

	Year Ended December 31,
	2022			2021			2020
(Dollars in millions)	UPB	Loan Count	% of Total(1)	UPB	Loan Count	% of Total(1)	UPB	Loan Count	% of Total(1)
<= 1 year	$11,660	59,889	66%	$13,372	70,678	48%	$61,126	290,666	92%
> 1 year and <= 2 years	2,628	14,877	17	13,761	65,871	45	2,531	16,286	5
> 2 years and <= 4 years	2,263	13,025	14	1,330	8,151	5	984	5,707	2
> 4 years	531	2,491	3	523	2,522	2	553	2,648	1
Total	$17,082	90,282	100%	$28,986	147,222	100%	$65,194	315,307	100%
(1)Based on loan count.
See Note 4 for additional information on the payment status of our single-family mortgage loans.

FREDDIE MAC | 2022 Form 10-K	65

Management's Discussion and Analysis	Risk Management
Engaging in Loss Mitigation Activities

We offer a variety of borrower assistance programs, including refinance programs for certain eligible loans and loan workout activities for struggling borrowers. See MD&A - Our Business Segments - Single-Family and Note 4 for more information on our loss mitigation activities.
Relief Refinance Program
The following table includes information about the performance of our relief refinance mortgage portfolio.
Table 28 - Single-Family Relief Refinance Loans

	December 31, 2022			December 31, 2021
(Dollars in millions)	UPB	Loan Count	SDQ Rate	UPB	Loan Count	SDQ Rate
Above 125% original LTV	$6,554	51,953	1.46%	$8,084	61,100	2.69%
Above 100% to 125% original LTV	12,678	100,262	1.39	15,538	116,683	2.51
Above 80% to 100% original LTV	22,172	192,937	1.08	27,035	222,332	2.05
80% and below original LTV	33,093	398,119	0.73	40,442	460,777	1.36
Total	$74,497	743,271	0.96	$91,099	860,892	1.79
Loan Workout Activities
The table below contains credit characteristic data on our single-family modified loans.
Table 29 - Credit Characteristics of Single-Family Modified Loans

	December 31, 2022				December 31, 2021
(Dollars in millions)	UPB	% of Portfolio	CLTV Ratio	SDQ Rate	UPB	% of Portfolio	CLTV Ratio	SDQ Rate
Loan modifications(1)	$26,794	1%	49%	8.62%	$21,891	1%	51%	14.65%
(1)Primarily includes loans modified through the Freddie Mac Flex Modification program and excludes certain loans for which we do not control servicing.
The table below contains information about the payment performance of modified loans in our Single-Family mortgage portfolio, based on the number of loans that were current or paid off one year and, if applicable, two years after modification.
Table 30 - Payment Performance of Single-Family Modified Loans(1)

	Quarter of Loan Modification Completion
	4Q 2021	3Q 2021	2Q 2021	1Q 2021	4Q 2020	3Q 2020	2Q 2020	1Q 2020
Current or paid off one year after modification:	86%	86%	87%	85%	83%	70%	64%	59%
Current or paid off two years after modification:	N/A	N/A	N/A	N/A	85	72	68	67
(1)Primarily includes loans modified through the Freddie Mac Flex Modification program and excludes certain loans for which we do not control servicing.
Managing Foreclosure and REO Activities

In a foreclosure, we may acquire the underlying property and later sell it, using the proceeds of the sale to reduce our losses. We typically acquire properties as a result of borrower defaults and subsequent foreclosures or deeds in lieu of foreclosure on loans that we own or guarantee. We evaluate the condition of, and market for, newly acquired REO properties, determine if repairs will be performed and manage such repairs, determine occupancy status and whether there are legal or other issues to be addressed, and determine our sale or disposition strategy. We have revised our REO repair program to increase the number of homes we refurbish to attract more owner-occupant buyers. When we sell REO properties, we typically provide an initial period where we consider offers by owner occupants and entities engaged in community stabilization activities before offers by investors. We also consider disposition strategies, such as auctions, as appropriate to improve collateral recoveries and/or when traditional sales strategies (i.e., marketing via Multiple Listing Service and a real estate agent) may not be as effective. Our management of REO properties is also governed by federal fair housing/fair lending requirements.
We are subject to various state and local laws that affect the foreclosure process. The pace and volume of REO acquisitions are affected not only by the delinquent loan population but also by when we can initiate the foreclosure process and the length of the process. These factors extend the time it takes for loans to be foreclosed upon and for the underlying properties to transition to REO.
The volume of our foreclosure sales was approximately 4,000, 3,000, and 4,000 in 2022, 2021, and 2020, respectively. The

FREDDIE MAC | 2022 Form 10-K	66

Management's Discussion and Analysis	Risk Management
increase in 2022 compared to 2021 was primarily driven by the expiration of the COVID-19-related foreclosure moratorium.
The table below shows our Single-Family REO activity. Our REO inventory increased in 2022 compared to 2021 primarily due to the expiration of the foreclosure moratorium.
Table 31 - Single-Family REO Activity

	Year Ended December 31,
	2022		2021		2020
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance - REO	1,615	$179	1,766	$199	4,989	$565
Additions	2,137	266	1,693	159	2,361	214
Dispositions	(1,534)	(165)	(1,844)	(179)	(5,584)	(580)
Ending balance - REO	2,218	280	1,615	179	1,766	199
Beginning balance, valuation allowance		(3)		(1)		(10)
Change in valuation allowance		1		(2)		9
Ending balance, valuation allowance		(2)		(3)		(1)
Ending balance - REO, net		$278		$176		$198
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
The table below presents Single-Family collateral deficiency ratios for REO dispositions and third-party foreclosure sales. We did not have a significant number of short sales in 2022.
Table 32 - Single-Family Collateral Deficiency Ratios

	Year Ended December 31,
	2022	2021	2020
REO dispositions and third-party foreclosure sales(1)	(5.5)	6.8	20.4
(1)Negative ratios indicate that the amount of sales proceeds from disposition of the properties, net of capitalized repair and selling expenses, exceeded the UPB of the related loan.
Our collateral deficiency ratios decreased during 2022 compared to 2021, primarily driven by house price appreciation in recent periods as well as effective cost control and disposition strategies.
REO Property Status
A significant portion of our REO portfolio is unable to be marketed at any given time because the properties are occupied, involved in legal matters (e.g., bankruptcy or other litigation), or subject to a redemption period, which is a post-foreclosure period during which borrowers may reclaim a foreclosed property. Redemption periods increase the average holding period of our inventory by 10% or more. As of December 31, 2022, approximately 34% of our REO properties were unable to be marketed because the properties were occupied, located in states with a redemption period, or subject to other legal matters. Another 33% of the properties were being prepared for sale (i.e., valued, marketing strategies determined, and repaired). As of December 31, 2022, approximately 26% of our REO properties were listed and available for sale, and 7% of our inventory was pending the settlement of sales. Though it varied significantly by state, the average holding period of our single-family REO properties, excluding any redemption period, was 343 days and 284 days for our REO dispositions during 2022 and 2021, respectively. The increase in the average holding period in 2022 compared to 2021 was primarily due to increases in both the number of homes we repaired and the scope of such repairs.

FREDDIE MAC | 2022 Form 10-K	67

Management's Discussion and Analysis	Risk Management

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
Maintaining Policies and Procedures for New Business Activity, Including Prudent Underwriting Standards

We use a prior approval underwriting approach for multifamily loans, completing our own underwriting, credit review, and legal review for each new loan prior to issuing a loan purchase commitment. This helps us to maintain credit discipline throughout the process. Occasionally, we securitize loans or bonds contributed by third parties that are underwritten by us after origination. As multifamily loans are generally nonrecourse to the borrower, our underwriting standards focus on the LTV ratio and DSCR, which estimates a borrower's ability to repay the loan using the secured property's cash flows, after expenses. A higher DSCR and/or a lower LTV indicates lower credit risk. Our standards define maximum LTV ratios and minimum DSCRs that vary based on the characteristics and features of the loan. Loans are generally underwritten with a maximum original LTV ratio of 80% and a DSCR of greater than 1.25, assuming monthly payments that reflect amortization of principal. However, certain loans may have a higher LTV ratio and/or a lower DSCR, typically where this will serve our mission and contribute to achieving our affordable housing goals.
Underwriting consideration is also given to other qualitative factors, such as borrower experience, the type of loan, location of the property, and the strength of the local market. These and other factors, including the LTV ratio and DSCR, ultimately affect the amount of expected credit loss on a given loan. Sellers provide certain representations and warranties regarding the loans they sell to us and are required to repurchase loans for which there has been a breach of representation or warranty. These representations and warranties are made as of the date the loan is sold to Freddie Mac, and unless Freddie Mac agrees to an exception to the representation and warranty at purchase, the repurchase remedy may be claimed upon proof of the breach. However, repurchases of multifamily loans have been rare due to our underwriting approach, which is completed prior to issuance of a loan purchase commitment.
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
The charts below provide the weighted average original LTV and DSCR for our new business activity for the periods presented.
Weighted Average Original LTV Ratio
Weighted Average Original DSCR

FREDDIE MAC | 2022 Form 10-K	68

Management's Discussion and Analysis	Risk Management
The table below presents the percentage of our Multifamily new business activity that had certain characteristics that may be considered higher risk.
Table 33 - Percentage of Multifamily New Business Activity With Higher Risk Characteristics

	Year Ended December 31,
	2022	2021	2020
Original LTV ratio greater than 80%	1%	1%	1%
Original DSCR less than or equal to 1.10	2	1	1
Transferring Credit Risk to Third-Party Investors

Types of Credit Enhancements
In connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, we may obtain various forms of credit protection that reduce our credit risk exposure to the underlying mortgage borrower and reduce our required capital. For example, at the time of loan acquisition or guarantee, we may obtain recourse and/or indemnification protection from our lenders or sellers. After acquisition, we reduce our credit risk exposure to the underlying borrower primarily through our senior subordinate securitizations.
The following table summarizes our principal types of credit enhancements. See Our Business Segments - Multifamily - Products and Activities for additional information on our securitization and CRT products.

Category	Products	CRT	Coverage Type	Accounting Treatment
Subordination	K Certificates	Yes	Back-end	Guarantee
Other securitization products:
	• Securitizations of purchased collateral	Yes	Back-end	Guarantee
	• Securitizations of collateral contributed by third parties	No	Front-end	Guarantee
SCR	SCR Trust notes	Yes	Back-end	Freestanding
	SCR debt notes	Yes	Back-end	Debt
MCIP	MCIP	Yes	Back-end	Freestanding
Lender risk-sharing	Loss sharing	Yes	Front-end	Freestanding
Multifamily Mortgage Portfolio CRT Issuance
The table below provides the UPB of the multifamily mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions.
Table 34 - Multifamily Mortgage Portfolio CRT Issuance

	December 31,
	2022		2021		2020
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Subordination	$49,799	$3,334	$68,836	$5,079	$66,187	$5,741
SCR	11,487	193	14,502	827	—	—
MCIP	11,487	399	—	—	2,646	65
Lender risk-sharing	1,072	159	1,015	110	1,568	217
Less: UPB with more than one type of CRT	(11,487)	—	—	—	—	—
Total CRT Issuance	$62,358	$4,085	$84,353	$6,016	$70,401	$6,023
(1)    Represents the UPB of the assets included in the associated reference pool or securitization trust, as applicable.
(2) For subordination, represents the UPB of the securities that are held by third parties at issuance and are subordinate to the securities we guarantee. For SCR transactions, represents the UPB of securities held by third parties at issuance. For MCIP transactions, represents the aggregate limit of insurance purchased from third parties at issuance. For lender risk-sharing, represents the maximum amount of loss recovery that is available subject to the terms of counterparty agreements at issuance.

FREDDIE MAC | 2022 Form 10-K	69

Management's Discussion and Analysis	Risk Management
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we obtain various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type is subordination, which is created through our senior subordinate securitization transactions. Through senior subordinate securitizations, we have transferred a substantial amount of the expected and stressed credit risk on the Multifamily mortgage portfolio, thereby reducing our overall credit risk exposure and required capital. As of December 31, 2022 and December 31, 2021, our maximum coverage provided by subordination in nonconsolidated VIEs was $41.7 billion and $43.9 billion, respectively.
The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 35 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	December 31,
	2022		2021
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$358,813	0.12%	$360,113	0.08%
Other	38,870	0.12	28,565	0.16
Total credit-enhanced	397,683	0.12	388,678	0.08
Non-credit-enhanced	31,619	0.08	25,985	0.05
Total	$429,302	0.12	$414,663	0.08
The table below provides information on the level of subordination outstanding on our securitizations with subordination.
Table 36 - Level of Subordination Outstanding

	December 31,
	2022		2021
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Less than 10%	$140,722	0.02%	$109,174	—%
10% or greater	218,091	0.19	250,939	0.11
Total	$358,813	0.12	$360,113	0.08
Weighted average subordination level	12%		12%
The increase in the "Less than 10%" level of subordination outstanding in 2022 was driven by ongoing issuances of K Certificate securitizations with lower subordination levels. The lower subordination levels are still expected to absorb a substantial amount of expected and stressed credit losses. We have not experienced significant credit losses associated with our guarantees on our senior subordinate securitizations.
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

FREDDIE MAC | 2022 Form 10-K	70

Management's Discussion and Analysis	Risk Management
The table below contains details on the loans underlying our Multifamily mortgage portfolio that are not credit-enhanced.
Table 37 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	December 31,
	2022		2021
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Mortgage loans held-for-sale	$9,138	0.29%	$12,596	0.07%
Mortgage loans held-for-investment:
Held by Freddie Mac	15,468	—	7,180	—
Held by consolidated trusts	4,665	—	4,097	—
Other mortgage-related guarantees	2,348	—	2,112	0.16
Total	$31,619	0.08	$25,985	0.05
Managing Our Portfolio, Including Loss Mitigation Activities

To help mitigate our potential losses, we generally require sellers to act as the primary servicer for loans they have sold to us, including property monitoring tasks beyond those typically performed by single-family servicers. We typically transfer the role of master servicer in our K Certificate transactions to third parties. Servicers for unsecuritized loans over $1 million must generally provide us with an assessment of the mortgaged property at least annually based on the servicer's analysis of the property as well as the borrower's financial statements. We use this assessment and other information to evaluate the credit quality of our mortgage portfolio and to identify potential problem loans. In situations where a borrower or property is in distress, the frequency of communications with the borrower may be increased. We rate servicing performance on a regular basis, and we may conduct on-site reviews to confirm compliance with our standards.
Substantially all of our guarantees have first loss credit protection provided by subordination. As a result, our primary credit risk exposure stems from unsecuritized loans and consolidated loans underlying our Multifamily PCs and other securitization products. Our credit exposure to unsecuritized held-for-sale mortgage loans is short-term and transitory in nature, as this portfolio will generally be used as collateral in future senior subordinate securitizations.
Our unsecuritized held-for-investment mortgage loans will generally be used as collateral in future Multifamily PCs. Although we initially retain the credit risk exposure to the mortgage loans underlying these transactions, we expect to transfer a portion of the credit risk using our back-end MCIP and SCR products.
For loans that remain unsecuritized, if they were to become delinquent, we may offer a workout option to give the borrower an opportunity to bring the loan current and retain ownership of the property, such as providing a short-term extension of up to 12 months. These arrangements are entered into with the expectation that we will recover our initial investment or minimize our losses. We do not enter into these arrangements in situations where we believe we would experience a loss in the future that is greater than or equal to the loss we would experience if we foreclosed on the property at the time of the agreement. Our multifamily loan modification and other workout activities on unsecuritized loans have been minimal in the last three years.
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
See Note 15 for more information about the geographic distribution of our Multifamily mortgage portfolio.
REO Activity
As a result of the strong property performance of our Multifamily mortgage portfolio, we had no REO properties as of December 31, 2022, and December 31, 2021.

FREDDIE MAC | 2022 Form 10-K	71

Management's Discussion and Analysis	Risk Management
Natural Disaster and Climate Risk Management

Natural disasters in areas where we own or guarantee mortgage loans expose us to credit risk by damaging properties that secure loans in our mortgage portfolio and by negatively impacting the ability of borrowers to make payments on mortgage loans. Climate change is increasing the frequency and severity of natural disasters, and as development continues in hazard-prone areas, the risk of adverse impacts to property values and housing affordability will grow. Furthermore, the impacts of climate change are expected to be greatest for low-income and minority households that tend to be disproportionately located in high-risk areas.
This negative impact from natural disasters like floods, hurricanes, and wildfires constitutes our physical climate risk. We also face climate transition risk, which is the negative impact from the transition to a low-carbon economy. Changing policies, like the introduction of carbon taxes or new energy efficiency requirements, coupled with changing market preferences, could affect housing in the form of increased energy costs, substantial retrofits, and impacts to property values. The extent of our transition risk exposure depends on the timing and nature of the policies; a disorderly transition could result in a significant financial burden to our borrowers.
Historically, our losses from natural disasters have not been significant due to the role of third-party insurance. We require all homes underlying single-family mortgages in our portfolio to have homeowner's insurance coverage throughout the life of the loan. In addition, for homes located in SFHAs, we also require flood insurance coverage. Sellers are required to determine whether homes underlying single-family mortgages are located in a SFHA and, if so, to confirm that flood insurance coverage exists at the time the loan is sold to Freddie Mac. Servicers are also required to confirm and provide evidence that flood insurance on these homes is maintained throughout the life of the loan and is in amounts needed to comply with federal government and Freddie Mac requirements. If a borrower fails to obtain and maintain required flood insurance coverage, servicers must directly place such coverage.
We also have insurance requirements to address catastrophic risks for properties securing multifamily mortgages. Seller/servicers are required to determine whether any buildings at multifamily properties are located in SFHAs and to confirm flood insurance in compliance with federal government and Freddie Mac requirements is in place throughout the life of the mortgage. In addition, we require property insurance to cover earthquake damage if required by a seismic risk assessment. Insurance for all relevant perils is required to cover building replacement cost as well as to cover business income rental value collateral. If a multifamily borrower fails to maintain required insurance, servicers must directly place required coverage. We confirm insurance compliance prior to loan purchase during the underwriting process. We also review insurance compliance post-purchase and prior to securitization and require our seller/servicers to report details of insurance compliance annually. Our Multifamily segment uses property surveys, virtual maps, and environmental and property condition reports to identify properties that are potentially at higher risk for natural disasters related to flooding and earthquakes.
For both single-family and multifamily loans, all insurers must be licensed, or otherwise authorized by law, to conduct business in the jurisdictions where the properties underlying the loans are located. We require a minimum financial strength rating for the insurer that must be provided by S&P Global, Demotech, AM Best, or KBRA.
Freddie Mac’s loss exposure is further limited by the geographic diversity of our mortgage portfolio, borrower equity in the properties underlying mortgage loans, disaster relief options for borrowers, our credit risk transfer products, and community support provided by FEMA and local and federal governments for areas affected by natural disasters. Physical resiliency and energy efficiency can also reduce physical and transition climate risks. For additional information on the geographic diversity of our mortgage portfolio and our management of Single-Family and Multifamily mortgage credit risk, see Note 15 and MD&A - Risk Management - Credit Risk, respectively.
Climate change could impact the effectiveness of our current mitigations. As hazard events grow more frequent and severe, there is increasing likelihood that property insurers will have to raise premiums or limit the level of coverage offered. Significant changes in the insurance market are already observable in locations that experience the highest risk of flood, hurricane, and wildfire events. Rising insurance costs or limited availability could result in property-owners having less coverage and bearing the risk of significant loss from a hazard event. Whether through increased premiums or uninsured losses, adverse changes in the insurance landscape could increase the costs of housing and impact property values in areas most affected.
While our geographic diversification will continue to be a significant mitigant of loss at the portfolio level, climate change increases the likelihood of experiencing extreme events across the country that could, in aggregate, amount to more substantial losses at the portfolio level than have been historically observed. There may also be more limited geographic diversification for transition risk as policies at the federal or state level may simultaneously impact a large portion of our portfolio.
In 2022, we continued to institute formal climate risk governance and incorporate climate risk into risk management processes. Our cross-divisional Climate Risk Advisory Group met regularly to discuss climate risk-related topics, prioritize climate risk activities, and identify climate risks and issues for escalation to senior management and the Board Risk Committee. We also continued to build our climate risk management framework, address data gaps, advance research initiatives, and develop methodologies to quantify our exposure to physical and transition climate risks.

FREDDIE MAC | 2022 Form 10-K	72

Management's Discussion and Analysis	Risk Management
FHFA has instructed us to designate climate change as a priority concern and actively consider its effects in our decision making; this was reflected in the requirements of our 2022 Conservatorship Scorecard and remains the case in 2023.
For additional information, see Risk Factors - Credit Risks - We are exposed to increased credit losses and credit-related expenses in the event of a major natural disaster, other catastrophic event, or significant climate change effects and Operational Risks - Climate change concerns could adversely affect our business, affect customer activity levels, and damage our reputation.
Counterparty Credit Risk

We are exposed to counterparty credit risk as a result of our contracts with sellers and servicers, credit enhancement providers, financial intermediaries, clearinghouses, and other counterparties, as well as through our guarantees of Fannie Mae securities underlying commingled resecuritization transactions. We primarily manage our exposure to counterparty credit risk by maintaining eligibility standards, evaluating creditworthiness and monitoring performance, and working with underperforming counterparties and limiting our losses from their nonperformance of obligations, when possible.
In the sections below, we discuss our management of counterparty credit risk for each type of counterparty to which we have significant exposure.
Single-Family Sellers and Servicers

In our Single-Family business, we do not originate mortgage loans or have our own loan servicing operation. Instead, we purchase loans from sellers and engage servicers, which perform loan servicing functions on our behalf. We establish underwriting and servicing standards for our sellers and servicers to follow and have contractual arrangements with them under which they represent and warrant that the loans they sell to us meet our standards and that they will service loans in accordance with our standards. We acquire a significant portion of our single-family loan purchase volume from several large lenders, and a large percentage of our loans are also serviced by several large servicers. If our sellers or servicers lack appropriate controls, experience a failure in their controls, or experience an operational disruption, including as a result of financial stress, legal or regulatory actions, or ratings downgrades, we could experience a decline in mortgage servicing quality and/or be less likely to recover losses through lender repurchases, recourse agreements, or other credit enhancements, where applicable. We are also exposed to the settlement risk from the non-performance of single-family sellers as a result of our forward settlement loan purchase programs, as discussed in the Financial Intermediaries, Clearinghouses, and Other Counterparties - Forward Settlement Counterparties section below.
For our mortgage-related securities, we guarantee the payment of principal and interest, and when the underlying borrowers do not make their mortgage payments, our Guide generally requires Single-Family servicers to advance the missed mortgage interest payments for up to 120 days. After this time, Freddie Mac will make the missed mortgage principal and interest payments until the mortgages are no longer held by the securitization trust.
In addition, when borrowers do not pay certain other expenses, such as property taxes and homeowner's insurance premiums, our Guide generally requires single-family servicers to advance the funds for these expenses in order to protect or preserve our interest in or legal right to the properties. These advances are ultimately collectible from the borrowers. If the borrowers reperform through loan workout activities, the missed payments and incurred expenses will be collected from the borrowers. Should the borrower not reinstate the loan, we will reimburse the servicer for the advanced amounts at completion of foreclosures or loan workout activities.
Our eligibility standards for sellers and servicers require the following: a demonstrated operating history in residential mortgage origination and servicing, or an eligible agent acceptable to us; a quality control program that meets our standards; and sufficient net worth, capital, liquidity, and funding sources, as well as adequate insurance coverage. In September 2022, Freddie Mac announced the updated minimum financial eligibility requirements for sellers and servicers. See MD&A - Regulation and Supervision - Updated Minimum Financial Eligibility Requirements for Enterprise Seller/Servicers for more information.
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
We use a variety of tools and techniques to engage our single-family sellers and servicers and limit our losses, including the

FREDDIE MAC | 2022 Form 10-K	73

Management's Discussion and Analysis	Risk Management
following:
■    Repurchases and other remedies - For certain violations of our single-family selling or servicing policies, we can require the counterparty to repurchase loans or provide alternative remedies, such as reimbursement of realized losses or indemnification, and/or suspend or terminate the selling and servicing relationship. As of both December 31, 2022 and December 31, 2021, the UPB of loans subject to repurchase requests issued to our single-family sellers and servicers was approximately $1.3 billion. See Note 15 for additional information about loans subject to repurchase requests.
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
We may disqualify or suspend a seller or servicer with or without cause at any time. Once a seller or servicer is disqualified or suspended, we no longer purchase loans from that counterparty and generally no longer allow that counterparty to service loans for us, while seeking to transfer servicing of existing portfolios.
Non-depository Sellers and Servicers
We have significant exposure to non-depository and smaller depository financial institutions in our Single-Family business. We acquire a large portion of our business from non-depository institutions, and some of these non-depository institutions service a large share of our loans. These institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. We monitor and review the financial stability of our non-depository counterparties. However, if these counterparties experience financial difficulty, we could see a decline in mortgage servicing quality and/or be less likely to recover losses. In 2023, we expect the risk from non-depository counterparties to remain elevated due to continuing difficult operating conditions.
The table below summarizes the concentration of our Single-Family mortgage purchases acquired from non-depository sellers.
Table 38 - Single-Family Mortgage Purchases from Non-Depository Sellers

	2022	2021
	% of Purchases	% of Purchases
Top five non-depository sellers	31%	30%
Other non-depository sellers	39	41
Total	70%	71%
The table below summarizes the concentration of non-depository servicers of our Single-Family mortgage portfolio.
Table 39 - Single-Family Mortgage Portfolio Non-Depository Servicers

	December 31, 2022		December 31, 2021
	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans
Top five non-depository servicers	20%	22%	19%	17%
Other non-depository servicers	34	32	35	32
Total	54%	54%	54%	49%
(1)     Excludes loans for which we do not exercise control over the associated servicing.
Multifamily Sellers and Servicers

We acquire a significant portion of our multifamily loan purchase volume from several large lenders, and a large percentage of our loans are also serviced by several large servicers. We are exposed to the risk that multifamily sellers and servicers could come under financial stress, which could potentially cause degradation in the quality of the servicing they provide us, including their monitoring of each property's financial performance and physical condition. This could also, in certain cases, reduce the likelihood that we could recover losses through lender repurchases, recourse agreements, or other credit enhancements, where applicable. This risk primarily relates to multifamily loans that we hold on our consolidated balance sheets where we retain all of the related credit risk.

FREDDIE MAC | 2022 Form 10-K	74

Management's Discussion and Analysis	Risk Management
The majority of our multifamily loans are securitized using trusts that are administered by master servicers who bear responsibility to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. For the majority of our K Certificate transactions, we utilize one of three large depository institutions as master servicer. For our other securitization products and a smaller number of K Certificate securitizations, we serve as master servicer. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed non-recoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and therefore do not present significant counterparty credit risk from this source.
Credit Enhancement Providers

We have exposure to credit enhancement providers through certain credit enhancements we obtain on single-family loans. If any of our credit enhancement providers fail to fulfill their obligations, we may not receive reimbursement for credit losses to which we are contractually entitled pursuant to our credit enhancements.
We maintain eligibility standards for mortgage insurers and other insurers and reinsurers. For mortgage insurers, our eligibility requirements include financial requirements determined using a risk-based framework and are designed to promote their ability to provide consistent liquidity throughout the mortgage cycle. Our mortgage insurers are required to submit audited financial information and certify compliance with the Private Mortgage Insurer Eligibility Requirements on an annual basis. Our eligibility requirements also include operational requirements.
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
Primary Mortgage Insurers
We currently cannot differentiate pricing for primary mortgage insurers based on counterparty strength or revoke a primary mortgage insurer's status as an eligible insurer without FHFA approval. Further, we generally do not select the insurance provider on a specific loan, because the selection is made by the lender at the time the loan is originated. Accordingly, we are limited in our ability to manage our concentration risk with respect to primary mortgage insurers. Although the financial condition of our mortgage insurers improved in recent years, there is still a risk that some of these counterparties may fail to fully meet their obligations under a stress economic scenario because they are monoline entities primarily exposed to mortgage credit risk. We continue to acquire new loans with mortgage insurance from the mortgage insurers shown in the table below. For more information about counterparty credit risk associated with mortgage insurers, see Note 15.
The table below summarizes our exposure to single-family mortgage insurers as of December 31, 2022. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.
Table 40 - Single-Family Primary Mortgage Insurers

			December 31, 2022
(In millions)	Credit Rating(1)	Credit Rating Outlook(1)	UPB	Coverage(2)
Arch Mortgage Insurance Company	A	Stable	$112,946	$28,924
Mortgage Guaranty Insurance Corporation (MGIC)	BBB+	Stable	113,045	29,127
Radian Guaranty Inc. (Radian)	BBB+	Stable	106,612	26,552
Essent Guaranty, Inc.	BBB+	Stable	95,423	24,628
Enact	BBB	Stable	95,703	23,884
National Mortgage Insurance (NMI)	BBB	Stable	82,713	21,266
Others	N/A	N/A	2,681	641
Total			$609,123	$155,022
(1)Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Latest rating available as of December 31, 2022. Represents the lower of S&P and Moody's credit ratings and outlooks stated in terms of the S&P equivalent.
(2)Coverage amounts exclude coverage primarily related to certain loans for which we do not control servicing, and may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.

FREDDIE MAC | 2022 Form 10-K	75

Management's Discussion and Analysis	Risk Management
ACIS Counterparties
As part of our ACIS transactions, we regularly obtain insurance coverage from global insurers and reinsurers. These transactions incorporate features designed to increase the likelihood that we will recover on the claims we file with the insurers and reinsurers. In each transaction, we require the individual insurers and reinsurers to post collateral to cover portions of their exposure, which helps to promote certainty and timeliness of claim payment. In addition, while private mortgage insurance companies are required to be monoline (i.e., to participate solely in the mortgage insurance business, although the holding company may be a diversified insurer), our insurers and reinsurers generally participate in multiple types of insurance businesses, which helps to diversify their risk exposure.
The table below displays the concentration of our single-family credit risk exposure to our ACIS counterparties.
Table 41 - Single-Family ACIS Counterparties

	December 31, 2022		December 31, 2021
(In millions)	Maximum Coverage(1)	% of Total	Maximum Coverage(1)	% of Total
Top five ACIS counterparties	$9,093	46%	$6,847	44%
All other ACIS counterparties	10,682	54	8,831	56
Total	$19,775	100%	$15,678	100%
(1)Represents maximum coverage exclusive of the collateral posted to secure the counterparties' obligations.
As of December 31, 2022 and December 31, 2021, our ACIS counterparties posted collateral, which may include cash, U.S. Treasury securities, and agency securities, of $4.6 billion and $4.1 billion, respectively. There is a possibility that, if our ACIS counterparties become insolvent, a third-party involved in the restructure process could cancel a contract or contracts and prevent us from accessing collateral for future claims despite current collateral provisions. We have taken steps to reduce the associated legal risk.

FREDDIE MAC | 2022 Form 10-K	76

Management's Discussion and Analysis	Risk Management
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
Cleared and exchange-traded derivatives expose us to counterparty credit risk of central clearinghouses and our clearing members. The use of cleared and exchange-traded derivatives mitigates our counterparty credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open contracts are settled daily via payments made through the clearinghouse. We are required to post initial and variation margin to the clearinghouses. The amount of initial margin we must post for cleared and exchange-traded derivatives may be based, in part, on S&P or Moody's credit rating of our long-term senior unsecured debt securities. Our obligation to post margin may increase as a result of the lowering or withdrawal of our credit rating by S&P or Moody's.
OTC derivatives expose us to counterparty credit risk of individual counterparties because these transactions are executed and settled directly between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations. When a counterparty in OTC derivatives that is subject to a master netting agreement has a net obligation to us, generally, the counterparty is obligated to deliver collateral in the form of cash, securities, or a combination of both, to satisfy its obligation to us under the master netting agreement. Our OTC derivatives also require us to post collateral to counterparties when we are in a derivative liability position. See Note 10 for additional information on our collateral posting for our OTC derivatives.
We also execute forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes and utilize the MBSD/FICC as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the counterparty credit risk of the organization. In June 2022, the FICC amended the MBSD clearing rules to provide that variation margin payments constitute daily settlement of exposure and not a component of the required fund deposit. In the event a clearing member fails and causes losses to the MBSD/FICC, we could be subject to the loss of the margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed the amount of margin we have posted to the MBSD/FICC, as clearing members are generally required to cover losses caused by defaulting members on a pro rata basis. As of December 31, 2022, the gross fair value of such forward purchase and sale commitments that were in derivative asset positions was $9 million.
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

FREDDIE MAC | 2022 Form 10-K	77

Management's Discussion and Analysis	Risk Management
The table below compares the gross fair value of our derivative asset positions after counterparty netting with our net exposure to these positions after considering cash and non-cash collateral held.
Table 42 - Derivative Counterparty Credit Exposure

	December 31, 2022
(Dollars in millions)	Number of Counterparties	Fair Value - Gain Positions	Fair Value - Gain Positions, Net of Collateral
OTC interest-rate swap and swaption counterparties (by rating):
AA- or above	1	$165	$6
A+, A, or A-	6	1,752	16
Cleared and exchange-traded derivatives	2	28	50
Total	9	$1,945	$72
Approximately 99% of our exposure at fair value for OTC interest-rate swap and option-based derivatives, excluding amounts related to our posting of cash collateral in excess of our derivative liability determined at the counterparty level, was collateralized at December 31, 2022. The remaining exposure was generally due to market movements between the measurement of a derivative at fair value and our receipt of the related collateral. The concentration of our derivative exposure among our primary OTC derivative counterparties remains high and could further increase.
Other Investments Counterparties
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
Forward Settlement Counterparties
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
Fannie Mae

We have counterparty credit risk exposure to Fannie Mae through our ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. If Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, we would be responsible for making the payment to the securities holders. We will be dependent on FHFA, Fannie Mae, and Treasury (pursuant to Fannie Mae's and our respective Purchase Agreements with Treasury) to avoid a liquidity event or default in the event of a payment failure by Fannie Mae. For additional information on commingled resecuritizations and the associated risks, see MD&A - Our Business Segments - Single-Family, MD&A - Regulation and Supervision - Resecuritization Fee for New Issuances of Commingled Securities

FREDDIE MAC | 2022 Form 10-K	78

Management's Discussion and Analysis	Risk Management
and Risk Factors.
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

FREDDIE MAC | 2022 Form 10-K	79

Management's Discussion and Analysis	Risk Management
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

FREDDIE MAC | 2022 Form 10-K	80

Management's Discussion and Analysis	Risk Management
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
■    Effective duration measures the percentage change in the price of financial instruments from a 100 bps change in interest rates. Financial instruments with positive duration increase in value as interest rates decline. Conversely, financial instruments with negative duration increase in value as interest rates rise.
■    Effective convexity measures the change in effective duration for a 100 bps change in interest rates. Effective duration is not constant over the entire yield curve and effective convexity measures how effective duration changes over large changes in interest rates.
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
■    PVS - PVS is an estimate of the change in the present value of the cash flows of our financial assets and liabilities from an instantaneous shock to interest rates, assuming spreads are held constant and no rebalancing actions are undertaken. PVS is measured in two ways, one measuring the estimated sensitivity of our portfolio's value to a 50 bps parallel movement in interest rates (PVS-L) and the other to a nonparallel movement (PVS-YC), resulting from a 25 bps change in slope of the yield curve. The 50 bps shift and 25 bps change in slope of the yield curve used for our PVS measures reflect reasonably possible near-term changes that we believe provide a meaningful measure of our interest-rate risk sensitivity.
To calculate PVS, the interest rate shock is applied to the duration (and convexity for PVS-L) of all interest-rate sensitive financial instruments. The resulting change in value for the aggregate portfolio is computed for both the up-rate and down-rate shock, and whichever produces the more adverse outcome is the PVS. In cases where both the up-rate and down-rate shocks result in a positive effect, the PVS is zero. PVS results are shown on a pre-tax basis.

FREDDIE MAC | 2022 Form 10-K	81

Management's Discussion and Analysis	Risk Management
Interest-Rate Risk Results
The following tables provide our duration gap, estimated point-in-time, and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The table below also provides PVS-L estimates assuming an immediate 100 bps shift in the yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.
Table 43 - PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	December 31, 2022			December 31, 2021
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the yield curve, (gains) losses on:(1)
Assets:
Investments	$362	($3,131)	($6,340)	$368	$3,531	$7,101
Guarantees(2)	(93)	512	1,090	(242)	(1,181)	(1,830)
Total assets	269	(2,619)	(5,250)	126	2,350	5,271
Liabilities	68	1,958	3,912	18	(2,385)	(4,870)
Derivatives	(336)	648	1,278	(144)	94	(217)
Total	$1	($13)	($60)	$—	$59	$184
PVS	$1	$—	$—	$—	$59	$184
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
(2)Represents the interest-rate risk from our guarantees, which include buy-ups, float, and upfront fees (including buy-downs).
Table 44 - Duration Gap and PVS Results

	Year Ended December 31,
	2022			2021
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	—	$5	$5	0.2	$8	$50
Minimum	(0.4)	—	—	(1.2)	—	—
Maximum	0.4	18	77	1.0	45	200
Standard deviation	0.1	4	11	0.4	7	44
The disclosure in our Monthly Volume Summary reports, which are available on our website www.freddiemac.com/investors/financials/monthly-volume-summaries.html, reflects the average of the daily PVS-L, PVS-YC, and duration gap estimates for a given reporting period (a month, a quarter, or a year).
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 bps shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 45 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
December 31, 2022(1)	$645	$—	($645)
December 31, 2021(2)	508	59	(449)
(1)Before derivatives, our adverse PVS-L rate movement was +50 bps whereas after derivatives our adverse PVS-L rate movement was -50 bps.
(2)Before derivatives, our adverse PVS-L rate movement was -50 bps whereas after derivatives our adverse PVS-L rate movement was +50 bps.

FREDDIE MAC | 2022 Form 10-K	82

Management's Discussion and Analysis	Risk Management
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

FREDDIE MAC | 2022 Form 10-K	83

Management's Discussion and Analysis	Risk Management
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
Earnings Sensitivity to Changes in Interest Rates
We evaluate a range of interest rate scenarios to determine the sensitivity of our earnings due to changes in interest rates and to determine our fair value hedge accounting strategies. The interest rate scenarios evaluated include parallel shifts in the yield curve in which interest rates increase or decrease by 100 bps, non-parallel shifts in the yield curve in which long-term interest rates increase or decrease by 100 bps, and non-parallel shifts in the yield curve in which short-term and medium-term interest rates increase or decrease by 100 bps. This evaluation identifies the net effect on comprehensive income from changes in fair value attributable to changes in interest rates for financial instruments measured at fair value, including the effects of fair value hedge accounting, for each of the identified scenarios. This evaluation does not include the net effect on comprehensive income from interest-rate sensitive items that are not measured at fair value (e.g., amortization of mortgage loan premiums and discounts, changes in fair value of held-for-sale mortgage loans for which we have not elected the fair value option, etc.) or from changes in our future contractual net interest income due to repricing of our interest-bearing assets and liabilities. The before-tax results of this evaluation are shown in the table below.
Table 46 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	December 31, 2022	December 31, 2021
Interest Rate Scenarios(1)
Parallel yield curve shifts:
+100 bps	$30.5	$16.7
-100 bps	(30.5)	(16.7)
Non-parallel yield curve shifts - long-term interest rates:
+100 bps	79.2	(27.3)
-100 bps	(79.2)	27.3
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 bps	(48.6)	44.0
-100 bps	48.6	(44.0)
(1)The earnings sensitivity presented is calculated using the change in interest rates and net effective duration exposure.
The actual effect of changes in interest rates on our comprehensive income in any given period may vary based on a number of factors, including, but not limited to, the composition of our assets and liabilities, the actual changes in interest rates that are realized at different terms along the yield curve, and the effectiveness of our hedge accounting strategies. Even if implemented properly, our hedge accounting programs may not be effective in reducing earnings volatility, and our hedges may fail in any given future period, which could expose us to significant earnings variability in that period. In addition, after dedesignation of a fair value hedging relationship, the amount of amortization of the fair value hedging basis adjustment associated with the previously designated hedged item that we recognize in a period may differ from the change in fair value of the previously designated hedging instrument during that period, which may create variability in our earnings. See Risk Factors - Market Risks - Changes in interest rates could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth for additional information.
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

FREDDIE MAC | 2022 Form 10-K	84

Management's Discussion and Analysis	Risk Management
market spreads widen. Certain accounting elections we make, such as election of the fair value option, may affect the amount of spread volatility recognized in our results of operations.
Transition from LIBOR

ICE Benchmark Administration Limited, the administrator of LIBOR, ceased publishing the 1-week and 2-month U.S. Dollar LIBOR settings at the end of 2021. It plans to cease publishing the other, most widely used, tenors of U.S. Dollar LIBOR after June 2023. The U.K. Financial Conduct Authority, which regulates LIBOR publication, announced that it would not compel panel bank submissions after all publication of U.S. Dollar LIBOR ceased. Freddie Mac has exposure to LIBOR, including financial instruments that mature after or extend beyond June 2023. Our exposure arises from floating rate securities that we historically issued, loans and securities we acquired (including loans we subsequently resecuritized), and derivatives we entered into that reference LIBOR. To manage the risk related to the LIBOR transition and prepare for and continue progress towards an orderly transition from LIBOR, we have formed LIBOR transition committees across businesses, functions, and products to develop appropriate strategies to address this transition. Senior management and the committees are working with FHFA on our plans for transition implementation. We also provide ongoing public communications, updates, and education about the status of this transition.
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
On March 15, 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the “Act”). The Act established a uniform benchmark replacement process for transitioning legacy contracts that either lack or contain insufficient contractual provisions addressing the permanent cessation of LIBOR. The Act includes a safe harbor from litigation for determining persons who have discretion to select the replacement index for LIBOR and who select the Federal Reserve Board-recommended replacement. On December 16, 2022, the Federal Reserve Board issued final regulations to implement Federal Reserve Board-selected benchmark replacements for specific types of LIBOR referenced contracts, including a category of covered contacts that apply only to the GSEs. On December 22, 2022, Freddie Mac, under the guidance of FHFA, announced it will use the Federal Reserve Board selected benchmark replacement rates for specified Freddie Mac LIBOR-indexed contracts.
We support the ARRC’s recommendation to replace U.S. Dollar LIBOR with SOFR and have taken steps to transition to that reference rate. We have issued SOFR-based debt securities and executed SOFR-based securitizations and interest-rate derivatives transactions. We purchase single-family ARMs and multifamily floating-rate loans indexed to SOFR, and we no longer purchase single-family ARMs and multifamily floating-rate loans tied to LIBOR. Beginning mid-2021, we ceased issuing multifamily LIBOR-based securities. We continue to work with our customers, investors, and servicers to prepare to transition existing LIBOR-based ARM products containing ARRC-recommended fallback language to SOFR-based ARM products. In addition, at the end of 2021, we transitioned from LIBOR to SOFR in measuring our interest-rate risk.
For a discussion of the risks related to the LIBOR transition, see Risk Factors - Market Risks - The discontinuance of LIBOR could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth. The transition to the recommended replacement rate could present operational problems and may subject us to possible litigation risk.

FREDDIE MAC | 2022 Form 10-K	85

Management's Discussion and Analysis	Risk Management
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

FREDDIE MAC | 2022 Form 10-K	86

Management's Discussion and Analysis	Risk Management
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
Third-Party Risk

Third-party risk is the risk of failure of an individual or entity engaged to deliver a product, service, or process to, or on behalf of, Freddie Mac. We rely on third parties, and their supply chains, to support critical processes and core functions, and are exposed to operational risks as a result of this reliance. These third parties could experience, directly or through their supply chains, failures due to process breakdowns, technology outages, cyberattacks and other security incidents, adverse financial conditions, or other disruptions. We continue to enhance our enterprise capabilities to manage third-party operational risks. While we continue to mature our program, we may be exposed to associated elevated risks. Our use of third parties increases exposure to data breaches through third parties that access and store our data (including personal information) and their supply chains. Efforts are underway to improve our controls and procedures related to third-party data sharing. We have increased our monitoring of third parties with which we do business that we deem to be critical to our operations; however, our control over their security posture remains limited. We also continue to strengthen our processes related to identifying material subcontractors and service providers of the third parties with which we do business and managing the associated operational risk.
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
Model Risk

Model risk is the potential for adverse consequences from model errors or decisions based on the incorrect use or application of model outputs. Models, in general, face significant challenges in accurately forecasting key inputs into our financial projections. These can include, but are not limited to, projections of mortgage rates, house prices, credit defaults, yields, prepayments, and interest rates. In response, we are managing this increased risk by closely monitoring model performance and applying model overlays and adjustments when deemed appropriate. These will be driven by the latest developments and emerging trends in the economy, as well as any additional government interventions and internal policy changes. However, these adjustments incorporate subjectivity and may be based upon judgment. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these estimates could have a material impact on our

FREDDIE MAC | 2022 Form 10-K	87

Management's Discussion and Analysis	Risk Management
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
Given the importance and complexity of models in our business, model development may take significant time to complete. Delays in our model development process could affect our ability to make sound business and risk management decisions, and increase our exposure to risk. We have procedures designed to manage this risk.
For additional information, see Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.
Compliance Risk

Compliance risk is the risk of non-compliance with applicable laws, regulations, FHFA supervisory or conservator requirements, trustee agreement requirements, or ethical standards (collectively, regulatory obligations). We have established a compliance program, leveraging the three lines of defense enterprise risk framework, to oversee and manage compliance risk, including effective challenge of our business areas’ compliance with such obligations, as appropriate. We maintain policies and procedures that provide the governance framework for the identification, measurement, monitoring, testing, reporting, and remediation of compliance issues. We have continued to enhance our overall compliance program, including risk assessments, monitoring, testing, and reporting. To the extent that regulatory concerns are identified, we coordinate with FHFA and our internal auditors to assess the impact and remediate the concerns, as appropriate. For additional information relating to our compliance program, see Risk Factors - Legal and Compliance Risks.
Effectiveness of Our Disclosure Controls and Procedures

Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. As of that date, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see Controls and Procedures.

FREDDIE MAC | 2022 Form 10-K	88

Management's Discussion and Analysis	Liquidity and Capital Resources
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
■    Repurchase transactions;
■    Interest income on securities and loans that we own; and
■    Guarantee fees (inclusive of fees that we receive at the time we purchase a loan).
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

FREDDIE MAC | 2022 Form 10-K	89

Management's Discussion and Analysis	Liquidity and Capital Resources
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
Table 47 - Liquidity Sources

(In millions)	December 31, 2022(1)	December 31, 2021(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$114,339	$80,262	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage Loans and Mortgage-Related Securities	25,853	43,393	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
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
Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $5.0 billion and $3.5 billion as of December 31, 2022 and December 31, 2021, respectively.
The other investments portfolio also included cash collateral posted to us primarily by derivatives counterparties of $2.7 billion and $1.2 billion as of December 31, 2022 and December 31, 2021, respectively. We have invested this collateral primarily in securities purchased under agreements to resell and non-mortgage-related securities as part of our liquidity and contingency operating portfolio, although the collateral may be subject to return to our counterparties based on the terms of our master netting and collateral agreements. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for more information about our other investments portfolio.

FREDDIE MAC | 2022 Form 10-K	90

Management's Discussion and Analysis	Liquidity and Capital Resources
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
Primary Sources of Funding

The following table lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 48 - Funding Sources

(In millions)	December 31, 2022(1)	December 31, 2021(1)	Description
Debt of Freddie Mac	$166,762	$177,131	Debt of Freddie Mac is used to fund our business activities.
Debt of Consolidated Trusts	2,979,070	2,803,054	Debt of consolidated trusts is used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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
As of December 31, 2022, our aggregate indebtedness, calculated as the par value of debt of Freddie Mac, was $178.1 billion, which was below the $300.0 billion debt cap limit imposed by the Purchase Agreement. The Purchase Agreement debt limit cap decreased to $270.0 billion on January 1, 2023 as a result of the decrease in the Mortgage Asset limit under the Purchase Agreement to $225.0 billion on December 31, 2022. Our aggregate indebtedness to meet our funding needs is constrained by the debt cap limit. We disclose the amount of our indebtedness on this basis monthly under the caption "Indebtedness Pursuant to the Purchase Agreement - Total Debt Outstanding" in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com/investors/financials/monthly-volume-summaries.html.
To fund our business activities, we depend on the continuing willingness of investors to purchase our debt securities. Changes

FREDDIE MAC | 2022 Form 10-K	91

Management's Discussion and Analysis	Liquidity and Capital Resources
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
Table 49 - Debt of Freddie Mac Activity

	Year Ended December 31,
	2022		2021
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$—	—%	$4,955	1.31%
Issuances	95,098	2.61	22,050	0.04
Repayments	—	—	(24,569)	0.15
Maturities	(87,382)	2.52	(2,436)	1.49
Ending balance	7,716	3.49	—	—

Securities sold under agreements to repurchase	11,991	3.86	7,333	(0.10)
Offsetting arrangements	(11,991)		(7,333)
Securities sold under agreement to repurchase, net	—	—	—	—
Total short-term debt	7,716	3.49	—	—

Long-term:
Beginning balance	181,613	1.11	281,386	1.12
Issuances	42,292	4.00	1,090	0.60
Repayments	(3,450)	4.22	(58,067)	0.70
Maturities	(50,092)	0.39	(42,794)	1.06
Total long-term debt	170,363	2.22	181,615	1.11
Total debt of Freddie Mac, net	$178,079	2.28%	$181,615	1.11%
(1)Average rate is weighted based on par value.
Our outstanding total debt of Freddie Mac balance decreased primarily due to a lower mortgage-related investments portfolio balance and lower cash window purchase volume. Our callable debt provides us with the option to repay the outstanding principal balance of the debt prior to its contractual maturity date. As of December 31, 2022, $96.0 billion of the outstanding $109.2 billion of callable debt may be called within one year, not including callable debt due to contractually mature within one year.

FREDDIE MAC | 2022 Form 10-K	92

Management's Discussion and Analysis	Liquidity and Capital Resources
Maturity and Redemption Dates
The following table presents the debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.
Table 50 - Maturity and Redemption Dates

	As of December 31, 2022		As of December 31, 2021
(Par value in millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Debt of Freddie Mac(1):
1 year or less	$60,534	$156,515	$55,958	$118,436
1 year through 2 years	32,261	3,820	38,688	35,724
2 years through 3 years	51,658	13,071	13,274	1,745
3 years through 4 years	5,739	212	35,436	12,076
4 years through 5 years	7,603	170	4,717	87
Thereafter	27,623	11,630	31,736	11,741
STACR and SCR debt(2)	4,652	4,652	9,139	9,139
Total debt of Freddie Mac	$190,070	$190,070	$188,948	$188,948
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
Debt of Consolidated Trusts

The largest component of debt on our consolidated balance sheets is debt of consolidated trusts, which relates to securitization transactions that we consolidate for accounting purposes. We primarily issue this type of debt by securitizing mortgage loans to finance our Single-Family activities. When we consolidate securitization trusts, we recognize on our consolidated balance sheets the assets held by the trusts, the majority of which are mortgage loans, and the debt issued by the trusts, the majority of which are Level 1 Securitization Products.
Debt of consolidated trusts represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Debt of consolidated trusts is principally repaid from the cash flows of the mortgage loans held by the securitization trusts that issued the debt. In circumstances when the cash flows of the mortgage loans are not sufficient to repay the debt, we make up the shortfall because we have guaranteed the payment of principal and interest on the debt. In certain circumstances, we have the right and/or obligation to purchase the loan from the trust prior to its contractual maturity. For more information on our purchases of loans from trusts, see Our Business Segments - Single-Family - Business Overview.
At December 31, 2022, our estimated net exposure to this type of debt (including the amounts that are due to Freddie Mac for debt of consolidated trusts that we purchased) is recognized as the allowance for credit losses on mortgage loans held by consolidated trusts. See Note 6 for details on our allowance for credit losses.
The table below shows the issuance and extinguishment activity for the debt of our consolidated trusts.
Table 51 - Debt of Consolidated Trusts Activity

	Year Ended December 31,
(In millions)	2022	2021
Beginning balance	$2,732,056	$2,240,602
Issuances	776,015	1,532,367
Repayments and extinguishments	(578,504)	(1,040,913)
Ending balance	2,929,567	2,732,056
Unamortized premiums and discounts	49,503	70,998
Debt of consolidated trusts	$2,979,070	$2,803,054

FREDDIE MAC | 2022 Form 10-K	93

Management's Discussion and Analysis	Liquidity and Capital Resources
Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, may be affected by our credit ratings. The table below indicates our credit ratings as of January 31, 2023.
Table 52 - Freddie Mac Credit Ratings

Nationally Recognized Statistical Rating Organization
	S&P	Moody's	Fitch
Senior long-term debt	AA+	Aaa	AAA
Short-term debt	A-1+	P-1	F-1+
Preferred stock(1)	D	Ca	C
Outlook	Stable	Not on Watch	Stable
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
The amount and timing of payments due related to debt of Freddie Mac are discussed in Primary Sources of Funding. Most of our purchase commitments are scheduled to occur within the next 12 months. The amount and timing of certain other of our contractual obligations are uncertain, including future payments of principal and interest related to debt of consolidated trusts held by third parties, STACR and SCR transactions, cash settlements on derivative agreements not yet accrued, guarantee payments, and commitments to advance funds under certain off-balance sheet arrangements.

FREDDIE MAC | 2022 Form 10-K	94

Management's Discussion and Analysis	Liquidity and Capital Resources
Off-Balance Sheet Arrangements

We enter into certain business arrangements that are not recorded on our consolidated balance sheets or that may be recorded in amounts that differ from the full contractual or notional amount of the transaction that affect our short- and long-term liquidity needs. These off-balance sheet arrangements primarily consist of guarantees and commitments. Certain of these arrangements present credit risk exposure. See MD&A - Risk Management - Credit Risk for additional information on our credit risk exposure on off-balance sheet arrangements.
Guarantees

We have certain off-balance sheet arrangements related to our mortgage-related guarantee activities. Our off-balance sheet arrangements related to mortgage-related guarantees primarily consist of guaranteed K Certificates. Our guarantee of these securities and other mortgage-related guarantees may result in liquidity needs to cover potential cash flow shortfalls from borrower defaults.
We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. Accordingly, commingling Fannie Mae collateral in our resecuritization transactions increases our off-balance sheet liquidity exposure as we do not have control over the Fannie Mae collateral. See Note 3 for additional information on our mortgage-related guarantees and guarantees of Fannie Mae securities.
Commitments

We enter into certain commitments, including commitments to purchase securities under agreements to resell, commitments to purchase multifamily loans, and unfunded multifamily lending arrangements, that are not recorded on our consolidated balance sheets. We have elected the fair value option for certain of our commitments to purchase multifamily loans. We also have entered into other commitments to purchase or sell mortgage loans or mortgage-related securities that are accounted for as derivative instruments. These commitments are recognized on our consolidated balance sheets at fair value.
In addition, in connection with certain of our multifamily other mortgage-related guarantee arrangements and other securitization products, we have provided commitments to advance funds, commonly referred to as "liquidity guarantees." These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. At both December 31, 2022 and December 31, 2021, there were no liquidity guarantee advances outstanding. See Note 5 and Note 9 for additional information on our commitments.
Cash Flows

■     2022 vs. 2021 - Cash and cash equivalents (including restricted cash and cash equivalents) decreased by $3.8 billion from $10.2 billion as of December 31, 2021 to $6.4 billion as of December 31, 2022, primarily due to a decrease in trust cash driven by lower loan prepayments. We also used available cash flows to increase our investments in securities purchased under agreements to resell.
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

FREDDIE MAC | 2022 Form 10-K	95

Management's Discussion and Analysis	Liquidity and Capital Resources
Capital Resources

The GSE Act specifies certain capital requirements for us and authorizes FHFA to establish other capital requirements as well as to increase our minimum capital levels or establish additional capital and reserve requirements for particular purposes. In October 2008, FHFA suspended capital classification of us during conservatorship, in light of the Purchase Agreement.
Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. We entered into the Purchase Agreement with Treasury, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. Under the Purchase Agreement, Treasury made a commitment to provide us with equity funding in certain conditions to eliminate deficits in our net worth. Our ability to obtain equity funding from Treasury pursuant to its commitment under the Purchase Agreement has enabled us to avoid being placed into receivership by FHFA and maintain the confidence of the debt markets as having very high-quality credit, upon which our business model is dependent. The amount of available funding remaining under the Purchase Agreement was $140.2 billion as of December 31, 2022, which will be reduced by any future draws.
Pursuant to the Purchase Agreement, we will not have a dividend requirement to Treasury on the senior preferred stock until our Net Worth Amount exceeds the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. Based on our Net Worth Amount of $37.0 billion as of December 31, 2022, no dividend is payable to Treasury for the quarter ended December 31, 2022. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference on the senior preferred stock. Our cumulative senior preferred stock dividend payments totaled $119.7 billion as of December 31, 2022.
The aggregate liquidation preference of the senior preferred stock owned by Treasury was $107.9 billion as of December 31, 2022. The aggregate liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter through the Capital Reserve End Date, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. In addition, to the extent that we draw additional funds in the future, the aggregate liquidation preference will increase by the amount of those draws. For additional information on the Purchase Agreement, warrant and senior preferred stock, including our dividend requirement on the senior preferred stock and the commitment fee to be paid to Treasury after the Capital Reserve End Date, see MD&A - Conservatorship and Related Matters, Note 2, and Note 11.
The table below presents activity related to our net worth.
Table 53 - Net Worth Activity

	Year Ended December 31,
(In millions)	2022	2021	2020
Ending balance, December 31 of prior year	$28,033	$16,413	$9,122
Cumulative-effect adjustment(1)	—	—	(240)
Beginning balance, January 1	28,033	16,413	8,882
Comprehensive income	8,985	11,620	7,531
Capital draws from Treasury	—	—	—
Senior preferred stock dividends declared	—	—	—
Total equity / net worth	$37,018	$28,033	$16,413

Remaining Treasury funding commitment	$140,162	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	107,878	97,959	86,539
(1)Cumulative-effect adjustment related to our adoption of CECL on January 1, 2020.
ERCF

FHFA established the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae in December 2020. Our current capital levels are significantly below the levels that would be required under the ERCF. The ERCF has a transition period for compliance, and we are not required to comply with the regulatory capital requirements or the buffer requirements while in conservatorship. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a transition order, and the compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. With respect to the ERCF’s

FREDDIE MAC | 2022 Form 10-K	96

Management's Discussion and Analysis	Liquidity and Capital Resources
advanced approaches requirements, the compliance date is January 1, 2025 or any later compliance date specified by FHFA.
The charts below present the ERCF capital adequacy requirements under the risk-based capital requirement (CET1 capital ratio relative to RWA) and leverage capital requirement (Tier 1 capital ratio relative to ATA) as of December 31, 2022.
Risk-Based Capital Requirement: CET1 Capital Ratio

10.1%
2.6%
3.0%
4.5%
2022
Minimum requirement
Stress capital buffer
Stability capital buffer

Leverage Capital Requirement: Tier 1 Capital Ratio
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
Risk-Based Capital Requirements
Under the ERCF risk-based capital requirements, we must maintain our CET1 capital, Tier 1 capital, and adjusted total capital ratios equal to at least 4.5%, 6.0%, and 8.0%, respectively, of RWA. We must also maintain statutory total capital equivalent to at least 8.0% of the total RWA. To avoid limitations on capital distributions and discretionary bonus payments tied to executive compensation, we also must maintain CET1 capital that exceeds the risk-based capital requirements by at least the amount of the PCCBA. The PCCBA consists of three separate component buffers—a stress capital buffer, a stability capital buffer, and a countercyclical capital buffer.
■ The stress capital buffer must be at least 0.75% of our ATA as of the last day of the previous calendar quarter. FHFA will periodically re-size the stress capital buffer to the extent that FHFA’s eventual program for supervisory stress tests determines that our peak capital exhaustion under a severely adverse stress scenario would exceed 0.75% of ATA.
■ The stability capital buffer is tailored to the risk that our default or other financial distress could pose to the liquidity, efficiency, competitiveness, or resiliency of national housing finance markets. The stability capital buffer is based on our share of residential mortgage debt outstanding. As of December 31, 2022, our stability capital buffer was 0.61% of ATA.
■ The countercyclical capital buffer is currently set at 0.0% of our ATA. FHFA has indicated that it will adjust the countercyclical capital buffer taking into account the macro-financial environment in which we operate, such that the buffer would be deployed only when excess aggregate credit growth is judged to be associated with a build-up of system-wide risk.
Leverage Capital Requirements
Under the ERCF leverage capital requirements, we must maintain our Tier 1 capital ratio equal to at least 2.5% of ATA. We must also maintain our statutory core capital ratio equal to at least 2.5% of ATA. To avoid limits on capital distributions and discretionary bonus payments tied to executive compensation, we also must maintain Tier 1 capital that exceeds the leverage capital requirements by at least the amount of the PLBA. The PLBA is equal to 50% of our stability capital buffer.

FREDDIE MAC | 2022 Form 10-K	97

Management's Discussion and Analysis	Liquidity and Capital Resources
Oversight, Governance, and Reporting
Our capital management is governed by policies, standards, and procedures overseen by key governing bodies. The CMC is responsible for the oversight of compliance with the ERCF capital framework, including reporting, model changes, and stress testing activities, as well as any other related policy initiatives. The CMC helps to ensure that we maintain an integrated and coherent capital monitoring and adequacy assessment process and meet both internal and regulatory capital reporting, monitoring, forecasting, and stress testing requirements. The CMC is overseen by the Head of Capital and Resolution Planning and the CFO, and reports directly to the Capital Committee, which is overseen by the CEO and our President.
The Capital Committee, composed primarily of executive officers across the various divisions (including the CFO, CRO, and heads of business), oversees the CMC and provides governance across overall capital management. In addition, ERM and Internal Audit conduct independent assessments of capital management and implementation. These assessments are intended to help ensure that our capital execution, assessment, and monitoring are consistent and in compliance with the ERCF.
Under the ERCF, we are required to submit quarterly ERCF capital reports to FHFA. These requirements include quarterly quantitative information to support the ERCF capital amount and ratio calculations and the underlying enterprise model risk weighting calculations. We are also required to provide quarterly ERCF public disclosures starting in 1Q 2023 for the period ended December 31, 2022, and submit an annual capital plan to FHFA starting in 2Q 2023. Pursuant to an FHFA rule on stress testing of regulated entities, we are required to conduct annual stress tests using scenarios specified by FHFA to determine whether we have sufficient capital to absorb losses as a result of adverse economic conditions. Under the rule, we must publicly disclose the results of the stress test under the "severely adverse" scenario. See MD&A - Regulation and Supervision - Capital Standards and Public Disclosures for additional information on the ERCF including our reporting requirements.
Capital Metrics
The table below presents the components of our regulatory capital.
Table 54 - Regulatory Capital Components

(In billions)	December 31, 2022
Total equity	$37
Less:
Senior preferred stock	73
Perpetual noncumulative preferred stock	14
Common equity	(50)
Deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	5
Common equity Tier 1 capital	(55)
Add: Perpetual noncumulative preferred stock	14
Tier 1 capital	(41)
Tier 2 capital adjustments	—
Adjusted total capital	($41)
The table below presents the components of our statutory capital.
Table 55 - Statutory Capital Components

(In billions)	December 31, 2022
Total equity	$37
Less:
Senior preferred stock	73
AOCI, net of taxes	(1)
Core capital	(35)
General allowance for foreclosure losses(1)	8
Total statutory capital	($27)
(1)Includes our allowance for credit losses.

FREDDIE MAC | 2022 Form 10-K	98

Management's Discussion and Analysis	Liquidity and Capital Resources
The table below presents our capital metrics under the ERCF.
Table 56 - ERCF Available Capital and Capital Requirements

(In billions)				December 31, 2022
Adjusted total assets				$3,710
Risk-weighted assets (standardized approach):
Credit risk				778
Market risk				51
Operational risk				70
Total risk-weighted assets				$899

(In billions)				December 31, 2022
Stress capital buffer				$27
Stability capital buffer				23
Countercyclical capital buffer amount				—
PCCBA				$50
PLBA				11

	December 31, 2022
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital (statutory)	$72	N/A	$72	($27)	($99)
CET1 capital	40	$50	90	(55)	(145)
Tier 1 capital	54	50	104	(41)	(145)
Adjusted total capital	72	50	122	(41)	(163)
Risk-based capital ratios(2):
Total capital (statutory)	8.0%	N/A	8.0%	(3.1)%	(11.1)%
CET1 capital	4.5	5.6%	10.1	(6.2)	(16.3)
Tier 1 capital	6.0	5.6	11.6	(4.6)	(16.2)
Adjusted total capital	8.0	5.6	13.6	(4.6)	(18.2)
Leverage capital amounts:
Core capital (statutory)	$93	N/A	$93	($35)	($128)
Tier 1 capital	93	$11	104	(41)	(145)
Leverage capital ratios(3):
Core capital (statutory)	2.5%	N/A	2.5%	(1.0)%	(3.5)%
Tier 1 capital	2.5	0.3%	2.8	(1.1)	(3.9)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At December 31, 2022, our maximum payout ratio under the ERCF was 0.0%, which applies to limit our capital distributions and discretionary bonus payments discussed under the risk-based and leverage capital requirements.

FREDDIE MAC | 2022 Form 10-K	99

Management's Discussion and Analysis	Conservatorship and Related Matters
CONSERVATORSHIP AND RELATED MATTERS
Conservator Powers Over Our Company
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
Our current business objectives reflect direction we have received from the Conservator, including in the Conservatorship Scorecards. At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our mission and other non-financial objectives. Given our mission and the important role our Conservator has placed on Freddie Mac in addressing housing and mortgage market conditions, we sometimes take actions that could have a negative impact on our business, operating results, or financial condition. Certain of these actions are intended to help homeowners, renters, and the mortgage market.
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
Pursuant to the Purchase Agreement we issued to Treasury one million shares of Variable Liquidation Preference Senior Preferred Stock with an initial liquidation preference of $1 billion and a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares outstanding. The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of Treasury's commitment to provide funding to us under the Purchase Agreement. We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited, and we will not be able to do so for the foreseeable future, if at all.
The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP consolidated balance sheets for the applicable fiscal quarter, provided that the aggregate amount funded under the Purchase Agreement may not exceed Treasury's commitment. The amount of any draw will be added to the aggregate liquidation preference of the senior preferred stock and will reduce the amount of available funding remaining. Deficits in our net worth have made it necessary for us to make substantial draws on Treasury's funding commitment under the Purchase Agreement, with the majority of these draws occurring from 2008 to 2011. In addition, increases in our Net Worth Amount since December 2017 have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock will continue to be increased at the end of each fiscal quarter through the Capital Reserve End Date, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. As of December 31, 2022, the aggregate liquidation preference of the senior preferred stock was $107.9 billion, and the amount of available funding remaining under the Purchase Agreement was $140.2 billion, which will be reduced by any future draws.
For more information on the Purchase Agreement, warrant, and senior preferred stock, see Note 2.

FREDDIE MAC | 2022 Form 10-K	100

Management's Discussion and Analysis	Conservatorship and Related Matters
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
In addition, the Purchase Agreement requires us to comply with the ERCF as published in December 2020, disregarding any subsequent amendment or other modification to that rule. The Purchase Agreement also places limits on our mortgage-related investments portfolio, indebtedness, secondary market activities, single-family loan acquisitions, and multifamily loan purchase activity, as described below. For more information on the Purchase Agreement covenants, see Note 2, and for related risks, see Risk Factors - Conservatorship and Related Matters.
Limits on Our Mortgage-Related Investments Portfolio and Indebtedness
Our ability to acquire and sell mortgage assets is significantly constrained by limitations under the Purchase Agreement and other limitations imposed by FHFA:
■    The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum of $225 billion effective December 31, 2022. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. Our mortgage-related investments portfolio was $114.5 billion as of December 31, 2022, including $21.8 billion representing 10% of the notional amount of the interest-only securities we held as of December 31, 2022.
■    With respect to the composition of our mortgage-related investments portfolio, FHFA instructed us to (1) hold no more than $20 billion in Single-Family agency MBS with all dollar caps to be based on UPB and (2) hold no collateralized mortgage obligations (CMOs), which are also sometimes referred to as REMICs. We have a holding period limit to sell any new CMO tranches created but not sold at issuance. CMOs do not include tranches initially retained from reperforming loans senior subordinate securitizations.
■    Under the Purchase Agreement, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement decreased to $270 billion on January 1, 2023 as a result of the decrease in the mortgage assets limit under the Purchase Agreement to $225 billion on December 31, 2022. As of December 31, 2022, our aggregate indebtedness for purposes of the debt cap was $178.1 billion.
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
■    Secondary Market Activities - We cannot vary the pricing or any other term of the acquisition of a single-family loan based on the size, charter type, or volume of business of the seller of the loan and are required to:
●    Offer to purchase loans for cash consideration and operate this cash window with non-discriminatory pricing and
●    Comply with directives, regulations, restrictions, or other requirements prescribed by FHFA related to equitable secondary market access by community lenders.
■    Single-Family Loan Acquisitions - We are required to limit our acquisition of certain single-family mortgage loans.
●    Subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we were required to implement a program reasonably designed to ensure that each single-family mortgage is:
–A qualified mortgage;

FREDDIE MAC | 2022 Form 10-K	101

Management's Discussion and Analysis	Conservatorship and Related Matters
–Expressly exempt from the CFPB’s ability-to-repay requirements;
–If secured by an investment property, subject to the related Purchase Agreement restriction described below, which has been suspended;
–A refinancing with streamlined underwriting for high LTV ratios;
–A loan with temporary underwriting flexibilities due to exigent circumstances, as determined in consultation with FHFA; or
–Secured by manufactured housing.
The Purchase Agreement also includes restrictions on the volume of our cash window activities, acquisitions of single-family loans with certain LTV, DTI, and credit score characteristics at origination, and acquisitions of single-family loans secured by second homes or investment properties, but these requirements have been suspended until six months after Treasury notifies Freddie Mac that such suspension has been terminated.
We will continue to manage these activities in accordance with our risk limits and guidance from FHFA.
Limits on Our Multifamily Loan Purchase Activity
The amount and type of multifamily loans that we purchase are significantly influenced by the loan purchase cap established by FHFA for our multifamily business. In November 2022, FHFA announced that the 2023 loan purchase cap for the multifamily business will be $75 billion, down from $78 billion in 2022. FHFA will continue to require at least 50% of the Multifamily new business activity to be mission-driven, affordable housing. FHFA has changed certain definitions of mission-driven, affordable housing and, in 2023, such definitions will include a new category focused on preserving affordability in workforce housing and loans to finance energy and water efficiency improvements with units affordable to renters at or below 80% of AMI, up from 60% of AMI in 2022. In 2023, FHFA will remove the requirement that 25% of the Multifamily new business activity be affordable to renters at or below 60% of AMI. FHFA will monitor the multifamily mortgage market and will update the multifamily cap and mission-driven minimum requirements if the data shows changes in the market that warrant adjustments. However, if FHFA determines the actual size of the market is smaller than was initially projected, FHFA will not reduce the cap.
The Purchase Agreement also includes restrictions on our multifamily loan purchase activity, but these Purchase Agreement restrictions have been suspended until six months after Treasury notifies Freddie Mac that such suspension has been terminated.
FHFA's Strategic Plan: Fiscal Years 2022-2026 and Conservatorship Scorecard
In April 2022, FHFA released its Strategic Plan for fiscal years 2022-2026. This Strategic Plan provides a framework that outlines FHFA's priorities for these years as regulator of the Federal Home Loan Bank System and as regulator and conservator of Freddie Mac and Fannie Mae. The Strategic Plan continues the existing priorities and formalizes areas of focus for FHFA and its regulated entities by establishing three goals:
■    Secure the regulated entities' safety and soundness;
■    Foster housing finance markets that promote equitable access to affordable and sustainable housing; and
■    Reasonably steward FHFA's infrastructure.
In November 2021, FHFA released the 2022 Conservatorship Scorecard. The purpose of this Scorecard is to hold the Enterprises and CSS accountable for fulfilling their core mission requirements by promoting sustainable and equitable access to affordable housing and operating in a safe and sound manner. For more information on the 2022 Conservatorship Scorecard, see Executive Compensation - CD&A - Determination of 2022 At-Risk Deferred Salary - At-Risk Deferred Salary Based on Conservatorship Scorecard Performance.
On January 4, 2023, FHFA released the 2023 Conservatorship Scorecard. Each year, FHFA releases an annual Scorecard to communicate and provide public awareness of its priorities and expectations for the Enterprises and CSS. For more information on the 2023 Conservatorship Scorecard, see our Current Report on Form 8-K filed on January 6, 2023.
For more information on the conservatorship and related matters, see Regulation and Supervision, Risk Factors - Conservatorship and Related Matters, Note 2, Note 11, and Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board of Directors and Board Committee Information - Authority of the Board of Directors and Board Committees.

FREDDIE MAC | 2022 Form 10-K	102

Management's Discussion and Analysis	Conservatorship and Related Matters
Equitable Housing Finance Plan
On June 8, 2022, FHFA announced the public release of the Enterprises’ Equitable Housing Finance Plans for 2022-2024. The 2022-2024 plan activities are intended to identify and address barriers experienced by renters, aspiring homeowners, and current homeowners – particularly in traditionally underserved minority communities, including using SPCPs to originate loans. The plan activities will be updated annually.
Additionally, FHFA has created a pilot transparency framework for the Enterprises to accompany these plans. This framework requires Freddie Mac and Fannie Mae to publish and maintain a list of pilots and test-and-learn activities on their public websites.

FREDDIE MAC | 2022 Form 10-K	103

Management's Discussion and Analysis	Regulation and Supervision
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
The appointment of FHFA as receiver would immediately terminate the conservatorship. In the event of receivership, the GSE Act requires FHFA, as the receiver, to organize a LLRE with respect to Freddie Mac. Among other requirements, the GSE Act provides that this LLRE:
■    Would succeed to Freddie Mac's Charter and thereafter operate in accordance with and subject to such Charter;
■    Would assume, acquire, or succeed to our assets and liabilities to the extent that such assets and liabilities are transferred

FREDDIE MAC | 2022 Form 10-K	104

Management's Discussion and Analysis	Regulation and Supervision
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
Capital Standards and Public Disclosures

The GSE Act specifies certain capital requirements for us and authorizes FHFA to establish other capital requirements as well as to increase our minimum capital requirements or to establish additional capital and reserve requirements for particular purposes. In 2008, FHFA suspended capital classification of us during conservatorship, in light of the Purchase Agreement.
Originally published in December 2020, the ERCF rule was amended by FHFA three times in 2022, with the final amendment published in June 2022.
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
■    A requirement to file quarterly public capital reports with FHFA, regardless of our status in conservatorship;
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
The ERCF will require us to hold substantially more capital than prior requirements. Our current capital levels are significantly below the levels that would be required under the ERCF. The ERCF has a transition period for compliance. In general, the compliance date for the regulatory capital requirements in the ERCF will be the later of the date of termination of our conservatorship and any later compliance date provided in a consent order or other transition order, and the compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. With respect to the ERCF’s advanced approaches requirements, the compliance date is January 1, 2025 or any later compliance date specified by FHFA. Further, the Purchase Agreement includes a covenant requiring us to comply with the ERCF disregarding any subsequent amendment or other modifications to the final rule as published in December 2020. Consistent with FHFA instruction, we are reporting our regulatory capital requirements under the ERCF as subsequently amended by FHFA. Therefore, we are not in compliance with this Purchase Agreement covenant. FHFA has acknowledged this noncompliance.
In February 2022, FHFA issued a final rule that amended the ERCF by refining the PLBA and risk-based capital treatment of retained CRT exposure for the Enterprises. Specifically, the final rule replaced the fixed PLBA equal to 1.5% of an Enterprise's ATA with a dynamic PLBA equal to 50% of the Enterprise's stability capital buffer (which is related to the Enterprise's relative share of total residential mortgage debt outstanding that exceeds 5%); replaced the prudential floor of 10% on the risk weight assigned to any retained CRT exposure with a prudential floor of 5% on the risk weight assigned to any retained CRT exposure; and removed the requirement that an Enterprise must apply an overall effectiveness adjustment to its retained CRT exposures. The final rule also made technical corrections to various provisions of the ERCF. For additional information on these capital standards, see Note 18 and on risks related to non-compliance with the Purchase Agreement, see Risk Factors – Conservatorship and Related Matters - The Purchase Agreement and the terms of the senior preferred stock significantly limit our business activities. In the event of non-compliance with any Purchase Agreement covenants, Treasury may be entitled to specific performance, damages, and other remedies, and if the corrective actions we were to take were determined by FHFA to be insufficient, FHFA could impose penalties on us or take other remedial actions.
FHFA has also amended the ERCF to introduce new public disclosure requirements for the Enterprises. The requirements include quarterly quantitative and annual qualitative disclosures related to risk management, corporate governance, capital structure, and capital requirements and buffers under the standardized approach. The required public disclosures cover 11

FREDDIE MAC | 2022 Form 10-K	105

Management's Discussion and Analysis	Regulation and Supervision
categories, with each category containing certain qualitative and quantitative disclosures, many of which are identical or similar to the disclosures applicable to U.S. banking organizations subject to the standardized approach. The compliance date for our first public disclosures under the new requirements is no later than 10 business days after we file this 2022 Annual Report on Form 10-K.
The third amendment to the ERCF rule requires the Enterprises to submit annual capital plans to FHFA and provide prior notice for certain capital actions. The amendment also incorporates the determination of the stress capital buffer, an element of the ERCF, into the capital planning process. We must submit our first capital plan to FHFA by May 20, 2023.
Pursuant to an FHFA rule on stress testing of regulated entities, Freddie Mac and Fannie Mae are required to conduct annual stress tests using scenarios specified by FHFA to determine whether each Enterprise has sufficient capital to absorb losses as a result of adverse economic conditions. Under the rule, the Enterprises must publicly disclose the results of the stress test under the "severely adverse" scenario. In accordance with FHFA guidance, in August 2022, we disclosed the results of our 2022 "severely adverse" scenario stress test.
New Products

The GSE Act requires Freddie Mac and Fannie Mae to obtain the approval of FHFA before initially offering any product (as defined in the statute), subject to certain exclusions. The GSE Act also requires us to provide FHFA with written notice of any new activity that we consider not to be a product. While FHFA published an interim final rule on prior approval of new products to implement these statutory requirements in July 2009, it stated that permitting us to engage in new products is inconsistent with the goals of conservatorship and instructed us not to submit such requests under the interim final rule. On December 20, 2022, FHFA published a rule that replaces the interim final rule. The final rule outlines the process for FHFA review and timelines for approving a new product, which is defined as any new activity that FHFA determines merits public notice and comment about whether it is in the public interest. The rule states that FHFA may approve a new product if the Director of FHFA determines that it is authorized by the Enterprise’s Charter, is in the public interest, and is consistent with maintaining the safety and soundness of the Enterprise or the mortgage finance system. The rule also establishes a new objective test for determining whether an activity is a new activity, and clarifies certain exclusions.
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
FHFA housing goals applicable to our 2022 purchases consist of four goals and two subgoals for single-family owner-occupied housing, one multifamily affordable housing goal, and two multifamily affordable housing subgoals. The single-family goals are expressed as a percentage of the total number of eligible loans underlying our total single-family loan purchases, while the multifamily goals are expressed in terms of minimum numbers of units financed.
We may achieve a single-family or multifamily housing goal by meeting or exceeding the FHFA benchmark level for that goal

FREDDIE MAC | 2022 Form 10-K	106

Management's Discussion and Analysis	Regulation and Supervision
(Benchmark Level). We also may achieve a single-family goal by meeting or exceeding the actual share of the market that meets the criteria for that goal (Market Level).
If the Director of FHFA finds that we failed (or there is a substantial probability that we will fail) to meet a housing goal and that achievement of the housing goal was or is feasible, the Director may require the submission of a housing plan that describes the actions we will take to achieve the unmet goal. FHFA has the authority to take actions against us if we fail to submit a required housing plan, submit an unacceptable plan, fail to comply with a plan approved by FHFA, or fail to submit certain mortgage purchase data, information or reports as required by law. See Risk Factors - Legal And Compliance Risks - We may make certain changes to our business in an attempt to meet our housing goals, duty to serve, and equitable housing finance requirements, which may adversely affect our profitability.
Affordable Housing Goals Results

In October 2022, FHFA informed us that, for 2021, we achieved all five of our single-family affordable housing goals and all three of our multifamily goals. Our performance on the goals, as determined by FHFA, is set forth in the table below.
Table 57 - 2021 and 2020 Affordable Housing Goals Results

	2021			2020
Affordable Housing Goals	Benchmark Level	Market Level	Results	Benchmark Level	Market Level	Results
Single-Family:
Low-income home purchase goal	24%	26.7%	27.4%	24%	27.6%	28.5%
Very low-income home purchase goal	6%	6.8%	6.3%	6%	7.0%	6.9%
Low-income areas home purchase goal	18%	22.9%	21.8%	18%	22.4%	21.8%
Low-income areas home purchase subgoal	14%	19.1%	18.0%	14%	17.6%	17.1%
Low-income refinance goal	21%	26.1%	24.8%	21%	21.0%	19.7%
Multifamily:
Low-income goal (units)	315,000	N/A	373,225	315,000	N/A	473,338
Very low-income subgoal (units)	60,000	N/A	87,854	60,000	N/A	107,105
Small multifamily (5-50 units) low-income subgoal	10,000	N/A	31,913	10,000	N/A	28,142
We expect to report our performance with respect to the 2022 affordable housing goals included in Tables 58 and 59 below in March 2023. At this time, based on preliminary information, we are on track to meet all six of our single-family goals and all three of our multifamily goals. We expect that FHFA will make a final determination on our 2022 performance following the release of market data in 2023.

FREDDIE MAC | 2022 Form 10-K	107

Management's Discussion and Analysis	Regulation and Supervision
2022-2024 Single-Family Affordable Housing Goals

In December 2021, FHFA announced its higher benchmark levels for the single-family affordable housing goals for Freddie Mac for 2022 through 2024. These goals include two new single-family home purchase subgoals: a minority census tracts home purchase subgoal and a low-income census tracts home purchase subgoal. These two new goals replace the previous low-income areas subgoal.
Our single-family affordable housing goal benchmark levels for 2022-2024 are set forth below.
Table 58 - 2022-2024 Single-Family Affordable Housing Goal Benchmark Levels

Affordable Housing Goals	Benchmark Levels for 2022-2024
Single-Family:
Low-income home purchase goal	28%
Very low-income home purchase goal	7%
Low-income areas home purchase goal(1)	20%
Minority census tracts home purchase subgoal	10%
Low-income census tracts home purchase subgoal	4%
Low-income refinance goal	26%
(1)The low-income areas home purchase goal benchmark level is the sum of (1) the minority census tracts home purchase subgoal, (2) the low-income census tracts home purchase subgoal, and (3) a disaster areas increment set in accordance with existing practice. Each year, FHFA notifies Freddie Mac by letter of the disaster areas increment for that year only. The disaster areas increment for 2022 was set at 6%, and it has not yet been set for 2023 and 2024. Therefore, the low-income areas home purchase goal benchmark level of 20% applies only to 2022.
2022 Multifamily Affordable Housing Goals

In December 2021, FHFA announced its benchmark levels for the multifamily affordable housing goals for Freddie Mac for 2022.
Our multifamily affordable housing goal benchmark levels for 2022 are set forth below.
Table 59 - 2022 Multifamily Affordable Housing Goal Benchmark Levels

Affordable Housing Goals	Benchmark Levels for 2022 (units)
Multifamily:
Low-income goal	415,000
Very low-income subgoal	88,000
Small multifamily (5-50 units) low-income subgoal	23,000
Multifamily Affordable Housing Goals for 2023-2024

In December 2022, FHFA published a final rule specifying its multifamily affordable housing goals for Freddie Mac for 2023-2024. Under FHFA’s previous housing goals regulation, the multifamily housing goals for the Enterprises included benchmark levels based on the total number of affordable units in multifamily properties financed by mortgage loans purchased by the Enterprise each year. This new rule amended the regulation to establish benchmark levels for the multifamily housing goals for 2023 and 2024 based on a new methodology – the percentage of affordable units in multifamily properties financed by mortgages purchased by the Enterprise each year.
Our 2023-2024 affordable housing goal benchmark levels are set forth below.
Table 60 - 2023-2024 Multifamily Affordable Housing Goal Benchmark Levels

Affordable Housing Goals	Benchmark Levels for 2023-2024 (% of units)
Multifamily:
Low-income goal	61%
Very low-income subgoal	12
Small multifamily (5-50 units) low-income subgoal	2.5

FREDDIE MAC | 2022 Form 10-K	108

Management's Discussion and Analysis	Regulation and Supervision
Duty to Serve Underserved Markets Plan

The GSE Act establishes a duty for Freddie Mac and Fannie Mae to serve three underserved markets (manufactured housing, affordable housing preservation, and rural areas) by providing leadership in developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low-, and moderate-income families in those markets. Under a final rule issued by FHFA to implement our duty to serve these underserved markets, we are required to establish three-year plans that describe the activities and objectives we will undertake to serve each underserved market.
Freddie Mac is currently operating under an underserved markets plan for 2022-2024. In 2022, FHFA evaluated Freddie Mac and Fannie Mae’s 2021 Duty to Serve performance under their respective Plans and determined that each Enterprise complied with its Duty to Serve requirements in all three underserved markets. For 2021, FHFA assigned Freddie Mac a rating of High Satisfactory for its activities in the manufactured housing market, a rating of Low Satisfactory for its activities in the affordable housing preservation market, and a rating of Low Satisfactory for its activities in the rural housing market.
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
During 2022, we completed $0.6 trillion of new business purchases subject to this requirement and accrued $258 million of related expense, of which $168 million is related to the Housing Trust Fund administered by HUD and $90 million is related to the Capital Magnet Fund administered by Treasury. We are prohibited from passing through the costs of these allocations to the originators of the loans that we purchase.
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
Resecuritization Fee for New Issuances of Commingled Securities

As a result of the ERCF, Freddie Mac has been charging a 50 bps fee for any newly-issued commingled security since July 1, 2022. This fee applies to collateral issued by Fannie Mae based on the UPB of the collateral when it is used for a new commingled security. Freddie Mac has not been applying the fee to any Freddie Mac-issued collateral used for a new commingled security. Due to the market's reaction to this fee, our issuances of commingled securities effectively ceased after July 1, 2022.
In June 2022, FHFA announced that it would explore alternatives to this fee to support the continued function and long-term viability of UMBS and the TBA market, including conducting a review of the ERCF in the near term to ensure that the risks of commingled securities are appropriately reflected. Based on recent regulatory guidance, following FHFA's analysis of potential impacts of the fee on the UMBS market, on January 19, 2023 we, Fannie Mae, and the Director of FHFA announced that we would revise the fee for new commingled securities from 50 bps to 9.375 bps, effective April 1, 2023. For additional information, see Risk Factors - Market Risks - If the UMBS does not continue to receive widespread market acceptance, the liquidity and price performance of our Single-Family mortgage-related securities and our market share and profitability could be adversely affected.
Updated Minimum Financial Eligibility Requirements for Enterprise Seller/Servicers

In August 2022, FHFA and Ginnie Mae issued a joint announcement of their updated minimum financial eligibility requirements for Enterprise seller/servicers and Ginnie Mae issuers. Freddie Mac announced the updated changes on September 21, 2022. The new requirements contain changes related to incorporating enhanced definitions of capital and liquidity, reducing the procyclicality of the current liquidity requirements, and incorporating lessons learned from the pandemic. They also include higher supplemental requirements applicable only to large non-depositories, defined as non-depositories having $50 billion or

FREDDIE MAC | 2022 Form 10-K	109

Management's Discussion and Analysis	Regulation and Supervision
more of total single-family servicing UPB, as well as a new origination liquidity requirement for sellers that originate greater than $1 billion in single-family first lien mortgages in the most recent calendar year. The majority of the requirements are effective on September 30, 2023.
FICO 10T and VantageScore 4.0

In October 2022, FHFA announced the validation and approval of both the FICO 10T and the VantageScore 4.0 credit score models for use by the Enterprises. FHFA expects that implementation of the FICO 10T and VantageScore 4.0 models will be a multiyear effort. Once implemented, lenders will be required to deliver both FICO 10T and VantageScore 4.0 credit scores with each loan sold to the Enterprises. FHFA and the Enterprises will conduct outreach to stakeholders to ensure a smooth transition to the newer credit score models.
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
As part of the pricing changes stemming from FHFA’s ongoing review of the Enterprises’ pricing framework, FHFA has eliminated upfront fees for:
■    First-time homebuyers at or below 100 percent of AMI in most of the United States and below 120 percent of AMI in high-cost areas;
■    Home Possible and HomeReady loans (Freddie Mac and Fannie Mae’s flagship affordable mortgage programs);
■    HFA Advantage and HFA Preferred loans; and
■    Certain single-family Duty to Serve mortgages.
Freddie Mac announced the updated changes on October 31, 2022. The implementation of new fees for cash-out refinance loans began on February 1, 2023. All other announced fee changes went into effect on December 1, 2022.
On January 19, 2023, FHFA announced further changes to Freddie Mac and Fannie Mae’s single-family pricing framework by introducing redesigned and recalibrated upfront fee matrices for purchase, rate-term refinance, and cash-out refinance loans. These pricing changes broadly impact purchase and rate-term refinance loans and build on upfront fee changes previously announced by FHFA, which have been integrated into our pricing grids. The new fee matrices consist of three base grids by loan purpose for purchase, rate-term refinance, and cash-out refinance loans—recalibrated to new credit score and loan-to-value ratio categories—along with associated loan attributes for each.
The updated fees will take effect for deliveries and acquisitions beginning May 1, 2023, to minimize the potential for market or pipeline disruption.
Special Purpose Credit Programs

Consistent with federal regulation and guidance, Freddie Mac has developed an SPCP product offering for use by seller/servicers and has also developed processes for expedited review of third-party SPCPs for potential approval.
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

FREDDIE MAC | 2022 Form 10-K	110

Management's Discussion and Analysis	Regulation and Supervision
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
Consumer Financial Protection Bureau
The CFPB regulates consumer financial products and services. The CFPB has adopted a number of final rules relating to loan origination, finance, and servicing practices. These rules include an ability-to-repay rule, which requires loan originators to make a reasonable and good faith determination that a borrower has a reasonable ability to repay the loan according to its terms. This rule provides certain protection from liability for originators making loans that satisfy the definition of a qualified mortgage. The ability-to-repay rule applies to most loans acquired by Freddie Mac, and for loans covered by the rule, FHFA has directed us to limit our single-family acquisitions to those that generally would constitute qualified mortgages under that rule. The directive generally restricts us from acquiring loans that are not fully amortizing, have a term greater than 30 years, or have points and fees in excess of 3% of the total loan amount (or other higher threshold amounts that vary by year of origination for loans with certain low UPBs).
Under the current ability-to-repay rule, qualified mortgages include loans for which lenders consider and verify the borrower’s income, assets, debts, and DTI or residual income, meet the newly established pricing thresholds, and satisfy the product features, pricing, points, and fee requirements.
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
Proposed Rule Regarding Conflicts of Interest in Securitizations

On January 25, 2023, the SEC re-proposed a rule to restrict sponsors and other securitization participants from engaging in transactions that would result in material conflicts of interest with respect to investors in asset-backed securities. The proposed rule would restrict securitization participants from engaging in certain transactions with respect to an asset-backed security for a period ending one year after the initial sale of that security and also specifies certain prohibited transaction types. Under the proposal, CRT transactions may be deemed material conflicts of interest with respect to investors in our asset-backed securities. The proposed rule would exempt Freddie Mac from the definition of a securitization participant for so long as our asset-backed securities are fully guaranteed by us and we are operating under the conservatorship of FHFA with capital support from the United States. As a result, if adopted as proposed, the rule could limit or potentially prohibit our ability to enter into future CRT transactions following our exit from conservatorship. Although it appears the rule's effect on us will be limited while we are under conservatorship, questions remain regarding the proposed rule and there can be no assurance that the final rule will not be modified such that it would have a material adverse effect on our business.

FREDDIE MAC | 2022 Form 10-K	111

Management's Discussion and Analysis	Regulation and Supervision
Other Legislative and Regulatory Matters
LIBOR Act

In March 2022, President Biden signed into law the Consolidated Appropriations Act which includes the Adjustable Interest Rate (LIBOR) Act. This law became effective immediately and (1) establishes a clear and uniform process, on a nationwide basis, for replacing LIBOR in existing contracts, the terms of which do not provide for the use of a clearly defined or practicable replacement benchmark rate, without affecting the ability of parties to use any appropriate benchmark rate in new contracts; (2) precludes litigation related to existing contracts, the terms of which do not provide for the use of a clearly defined or practicable replacement benchmark rate; and (3) allows existing contracts that reference LIBOR but provides for the use of a clearly defined fallback and practicable replacement rate to operate according to their terms.
Interagency Plan to Advance Property Appraisal and Valuation Equity

In March 2022, the Interagency Committee to Advance Property Appraisal and Valuation Equity released an Action Plan to which more than a dozen federal agencies, including FHFA, contributed. The Action Plan outlines the historical role of racism in the valuation of residential property; examines the various forms of bias that can appear in residential property valuation practices; describes affirmative steps that federal agencies will take to advance equity in the appraisal process; and outlines further recommendations that government and industry stakeholders can initiate. The Action Plan broadly underscores the Biden Administration’s focus on equity and fair lending, particularly in the collateral appraisal and valuation space.

FREDDIE MAC | 2022 Form 10-K	112

Management's Discussion and Analysis	Critical Accounting Estimates
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
Determining the appropriateness of the Single-Family allowance for credit losses is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require us to make judgments about matters that are difficult to predict, the most significant of which is the probability of default. Our estimate of expected credit losses incorporates these judgments into an internally-based model that uses a Monte Carlo simulation which generates many possible house price scenarios for up to 40 years for each metropolitan statistical area (MSA). These scenarios are used to estimate loan-level expected future cash flows and credit losses based on each loan's individual characteristics.
Changes in forecasted house price growth rates can have a significant effect on our allowance for credit losses estimates. These growth rates are used to develop the detailed forecasted life-of-loan house price growth rates for each MSA. The table below shows our nationwide forecasted house price growth rates of which the December 31, 2022 and December 31, 2021 forecasts were used in determining our allowance for credit losses for the respective period end. See Note 6 for additional information regarding our current period provision for credit losses and estimation process.
Table 61 - Forecasted House Price Growth Rates

	2023	2024
December 31, 2022	(3.0)%	(1.8)%

	2022	2023
September 30, 2022(1)	6.7%	(0.2)%
June 30, 2022(1)	12.8	4.0
March 31, 2022(1)	10.4	5.0
December 31, 2021	6.2	2.5
(1) Current year forecast includes actual rates observed in the prior months.
The sensitivity of our allowance for credit losses to house price growth rates changes over time depending on current and forecasted economic conditions and the current characteristics of our portfolio. To assess the sensitivity of our allowance for credit loss estimates to forecasted house price growth rates for the current period end, we compared the estimates under the above December 31, 2022 forecast to model estimates using a decrease of 300 bps to the forecasted house price growth rate 12 months from the current period end, including generating an updated Monte Carlo simulation of house price scenarios, with all other factors held constant. The comparison did not result in a material increase in our allowance for credit losses.

This sensitivity analysis assesses hypothetical changes to our forecasted house price growth rates which are calculated separately from our allowance for credit losses process. The sensitivity analysis is not reflected in management's forecast of house price growth rates nor in our allowance for credit losses for the current period end. Further it is not intended to imply management’s expectation of future changes in our forecasts or any other variables that may change as a result. It is difficult to estimate how potential changes in any one factor or input might affect the allowance for credit losses because management considers a wide variety of factors and inputs in estimating expected credit losses, and changes in one factor or input may offset changes in other factors or inputs. In addition, changes in forecasted house price growth rates result in non-linear impacts to the measurement of the allowance for credit losses and are therefore not incrementally proportional.

FREDDIE MAC | 2022 Form 10-K	113

Management's Discussion and Analysis	Critical Accounting Estimates
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
We believe the level of our Single-Family allowance for credit losses is appropriate based on internal reviews of the factors and methodologies used. No single statistic or measurement determines the appropriateness of the allowance for credit losses. Changes in one or more of the estimates or assumptions used to calculate the Single-Family allowance for credit losses could have a material impact on the allowance for credit losses and provision for credit losses.

FREDDIE MAC | 2022 Form 10-K	114

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
■    Our business and results of operations may be materially adversely affected if we are unable to attract and retain well-qualified and diverse employees across the company. The conservatorship, uncertainty of our future, and limitations on our executive and employee compensation put us at a disadvantage compared to other companies in attracting and retaining employees. In addition, we face increased competition for talented executives and other employees as a result of the increased availability of external job opportunities.
Credit Risks
■    We are subject to mortgage credit risk. Credit losses and costs related to this risk could adversely affect our financial results.
■    We face significant risks related to our delegated underwriting process for single-family loans, including risks related to sellers' origination operations, data accuracy, and mortgage fraud. Our delegated process relies on sellers' ability to originate and deliver loans that consistently meet our underwriting standards, and their failure to do so may impact the credit quality of the loans we purchase.
■    Declines in national or regional house prices, other adverse changes in the housing market, or adverse macroeconomic conditions, could negatively affect our Single-Family and Multifamily businesses.
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
■    Commingling certain Fannie Mae securities in resecuritizations has increased our counterparty risk.
■    The profitability of our Multifamily business could be adversely affected by market competition and/or decreased investor demand for our K Certificates and other securities.
■    The discontinuance of LIBOR could negatively affect the fair value of our financial assets and liabilities, results of

FREDDIE MAC | 2022 Form 10-K	115

Risk Factors
operations, and net worth. The transition to the recommended replacement rate could present operational problems and may subject us to possible litigation risk.
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
■    Climate change concerns could adversely affect our business, affect customer activity levels, and damage our reputation.
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
Other Risks
■    The COVID-19 pandemic has significantly, potentially permanently, affected general economic conditions and the housing market. Our business and financial condition may be adversely affected by the effects of the COVID-19 pandemic.
■    Geopolitical conditions, including acts of war or terrorism, could lead to economic consequences that may have an indirect adverse effect on our business.
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
The conservatorship is indefinite in duration. The likelihood, timing, and circumstances under which we might emerge from conservatorship are uncertain. Our current capital levels are significantly below the levels that would be required under the ERCF. Under the Purchase Agreement, we cannot exit from conservatorship, other than in connection with receivership, unless (1) all currently pending material litigation relating to the conservatorship and/or the Purchase Agreement has been resolved or settled and (2) for two or more consecutive periods we have CET1 capital (which does not include our senior preferred stock) of at least 3% of our ATA under the ERCF. However, it will likely be very difficult for us to build the requisite amount of CET1 capital under the ERCF, as we may be required to start paying dividends to Treasury on the senior preferred stock under the net worth sweep dividend requirement before we reach such amount of CET1 capital. Once we start paying such dividends to Treasury, we will generally not be able to increase our capital through retained earnings. While we are currently increasing our net worth as a result of changes to our senior preferred stock dividend requirement, the increases in our net worth since September 30, 2019 have been or will be added to the aggregate liquidation preference of the senior preferred stock. In addition, our ability to increase our capital, other than through retained earnings, is limited, and it may not be possible for us to raise private capital on acceptable terms, if at all. Under the Purchase Agreement, we can raise up to $70.0 billion of capital through the issuance of common stock only after Treasury has exercised in full its warrant to purchase 79.9% of our common

FREDDIE MAC | 2022 Form 10-K	116

Risk Factors
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
We are under the control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines our strategic direction. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities, such as the initiatives we are pursuing under the Conservatorship Scorecards. Some of the activities FHFA has required us to undertake have been costly and/or difficult to implement, such as development and support of the CSP. The current Administration has not articulated a formal position on housing finance reform or the future of Freddie Mac and Fannie Mae. Nonetheless, the Administration and FHFA have indicated that their current areas of focus in the housing market include issues related to affordability, equity, sustainability, and climate change. For example, in 4Q 2021, the Administration and FHFA announced actions to promote affordable and sustainable housing, and our 2022 Conservatorship Scorecard included several objectives related to promoting sustainable and equitable housing finance markets, affordable housing opportunities, and consideration of climate change risks. In addition to oversight by FHFA as our Conservator, we are subject to regulation and oversight by FHFA under our Charter and the GSE Act and to certain regulation by other government agencies. FHFA has the power to require us from time to time to change our processes, take action, and/or stop taking action that could impact our business.
FHFA has required us to make changes to our business that have adversely affected our financial results and could require us to make additional changes at any time. For example, FHFA may require us to undertake activities that (1) reduce our profitability; (2) expose us to additional credit, market, funding, operational, and other risks; or (3) provide additional support for the mortgage market that serves our mission, but adversely affects our financial results. The recent announcement to implement newer credit score models may introduce complexities to our business and economic model, the timing and impact of which are uncertain at this time.
FHFA also has required us to take other actions that may adversely affect our business or financial results, such as requiring us to maintain increased liquidity and directing us to amend the CSS LLC agreement in a manner that limits our influence over CSS Board decisions. During conservatorship, the CSS Board Chair must be designated by FHFA, and all CSS Board decisions require the affirmative vote of the Board Chair. FHFA also has the right to appoint up to three additional CSS Board members. In October 2021, the three additional CSS Board members FHFA previously appointed left the CSS Board. These seats have not been filled, and if FHFA appoints three additional independent members, the CSS Board members we and Fannie Mae appoint could be outvoted by non-GSE designated Board members on any matter during conservatorship and on a number of significant matters after conservatorship. It is possible that FHFA may require us to make additional changes to the CSS LLC agreement, or may otherwise impose restrictions or provisions relating to CSS or the UMBS, that may adversely affect us.
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

FREDDIE MAC | 2022 Form 10-K	117

Risk Factors
Furthermore, the conservatorship has resulted in one material weakness in our internal control over financial reporting that could result in errors in our reported results, which could have a material adverse effect on our business and operations. Our material weakness relates specifically to the impact of the conservatorship on our disclosure controls and procedures. Because we are under the control of FHFA, some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our Conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Because FHFA currently functions as both our regulator and our Conservator, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures relating to information known to FHFA. As a result, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our financial statements. Given the structural nature of this material weakness, we do not expect to remediate this weakness while we are under conservatorship. See Controls and Procedures for further discussion of management’s conclusions on our disclosure controls and procedures and internal control over financial reporting.
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
The Purchase Agreement prohibits us from taking a variety of actions without Treasury's consent. Treasury has the right to withhold its consent for any reason. The restrictions on our business under the Purchase Agreement, senior priority position and net worth sweep dividend provisions of the senior preferred stock, and warrant held by Treasury could adversely affect our ability to attract capital from the private sector in the future, should we be in a position to do so. For more information, see Conservatorship and Related Matters - Freddie Mac's Future is Uncertain.
In the event of non-compliance with any Purchase Agreement covenants Treasury may be entitled to specific performance, damages, and other such remedies as may be available at law or in equity.
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

FREDDIE MAC | 2022 Form 10-K	118

Risk Factors
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
Our business and results of operations may be materially adversely affected if we are unable to attract and retain well-qualified and diverse employees across the company. The conservatorship, uncertainty of our future, and limitations on our executive and employee compensation put us at a disadvantage compared to other companies in attracting and retaining employees. In addition, we face increased competition for talented executives and other employees as a result of the increased availability of external job opportunities.
Our business is highly dependent on the talents and efforts of our employees. While our employee population increased during 2022, voluntary employee turnover in 2022 continued to remain high compared to historical experience. We continue to focus on attracting and retaining talent, to manage our business effectively, implement strategic initiatives successfully, and control operational risk.
The conservatorship, uncertainty of our future, and limitations on executive and employee compensation have had, and are likely to continue to have, an adverse effect on our ability to retain and recruit talent. The restrictions on the type of compensation we may pay while under conservatorship include:
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
These restrictions may reduce our flexibility to offer compensation deemed competitive, which may adversely affect our ability to attract and retain executives and other employees. These restrictions also prohibit our ability to motivate and reward high performance with compensation structures that provide upside potential to our executives, putting us at a disadvantage to other companies in attracting and retaining executives. In addition, the uncertainty of potential action by Congress or the Administration with respect to our future – including whether we will exit conservatorship, how long it may take before we exit conservatorship, or whether housing finance reform will result in a significant restructuring of the company or the company no longer continuing to exist – also negatively affects our ability to recruit and retain executives and other employees.
The cap on our Chief Executive Officer compensation historically has made retention and succession planning for this position difficult, and it may make it difficult to attract qualified candidates for this critical role in the future.
We face competition from the financial services and technology industries, and from businesses outside of these industries, for well-qualified and diverse talent. This competition has made the attraction and retention of executive and employee talent more challenging. If this increased competition persists and if we are unable to attract and retain executives and other employees with the necessary skills and talent, we may face increased operational risk. Leadership departures, or multiple such departures at approximately the same time, could materially adversely affect our business, results of operations, and financial condition.
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

FREDDIE MAC | 2022 Form 10-K	119

Risk Factors
arrangements that are not reflected as assets on our consolidated balance sheets, including K Certificates and certain other senior subordinate securitizations.
We continue to have loans in our Single-Family mortgage portfolio with certain characteristics that are typically associated with higher levels of credit risk. See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Monitoring Loan Performance and Characteristics for additional information on the characteristics of the loans in our Single-Family mortgage portfolio. We also expect to continue acquiring loans with higher LTV ratios through our Home Possible and Home One initiatives, as well as loans with higher DTI ratios, generally up to 50%, which will increase our exposure to credit risk. Our efforts to increase eligible borrowers' access to single-family mortgage credit, including our affordable housing program and our plan for fulfilling our duty to serve underserved markets and FHFA requirements and guidance related to equitable housing, may expose us to increased mortgage credit risk.
We face significant risks related to our delegated underwriting process for single-family loans, including risks related to sellers' origination operations, data accuracy, and mortgage fraud. Our delegated process relies on sellers' ability to originate and deliver loans that consistently meet our underwriting standards, and their failure to do so may impact the credit quality of the loans we purchase.
We delegate to our sellers the underwriting for the single-family loans we purchase or securitize. Our contracts with sellers describe mortgage eligibility and underwriting standards, and the sellers represent and warrant to us that the loans they deliver to us meet these standards.
We rely on the strength of our sellers' origination processes and controls. We perform operational risk evaluations to test our counterparties' control environments. However, our review may not detect weak operations that could lead to errors in seller decisions concerning, for example, loan underwriting, correspondent approvals, property valuations, and insurance coverage.
We do not independently verify most of the information provided to us before we purchase or securitize a loan. This exposes us to the risk that one or more of the parties involved in a transaction (such as the borrower, property seller, broker, appraiser, title agent, loan officer, or lender) misrepresented facts about the borrower, property, or loan, or otherwise engaged in fraud. Additionally, we rely on the accuracy of information provided by servicers, which exposes us to the risk that the data provided to us may be inaccurate.
We review a sample of loans after we purchase them to determine if they comply with our contractual standards. However, our review may not detect any misrepresentations by the parties involved in the transaction, detect loan fraud, or reduce our exposure to these risks.
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
Our suite of tools, collectively referred to as Loan Advisor, offers limited representation and warranty relief for certain loan components that satisfy automated data analytics related to appraisal quality, collateral valuation, certain condominium project requirements, borrower assets, and borrower income. In general, limited representation and warranty relief is offered when information provided by the lender is validated against independent data sources. However, there is a risk that the enhanced tools and processes provided by Loan Advisor will not enable us to identify all breaches in a timely manner. In addition, there is a risk that data provided by the independent data sources is not accurate, impacting the representation and warranty relief decision. In turn, this could increase our exposure to credit and other losses. For more information, see MD&A - Risk Management - Single-Family Mortgage Credit Risk and MD&A - Risk Management - Operational Risk - Third-Party Risk.
Declines in national or regional house prices, other adverse changes in the housing market, or adverse macroeconomic conditions, could negatively affect both our Single-Family and Multifamily businesses.
Our financial results and business volumes can be negatively affected by declines in house prices, other adverse changes in the housing market, or adverse macroeconomic conditions. This could (1) significantly increase our expected credit losses; (2) result in higher stress losses for both the Single-Family and Multifamily portfolios; (3) increase our losses on foreclosure alternatives, third-party sales, and dispositions of REO properties; (4) reduce our returns or result in losses on our Single-Family and Multifamily guarantee business, as default rates could be higher than we expected when we issued the guarantees; (5) negatively affect the value of our unsecuritized loans, which could cause us to change our disposition strategies for our Single-Family delinquent and modified loans; or (6) adversely impact our ability to transfer credit risk. For more information regarding these risks, see MD&A - Risk Management - Credit Risk.
The proportion of our refinance loan purchases to total loan purchases has decreased as mortgage interest rates have increased. This could increase our exposure to mortgage credit risk, as refinance loans (particularly those that do not involve "cash-out") generally present less credit risk than purchase loans. Cash-out refinance loans acquired in a higher interest-rate

FREDDIE MAC | 2022 Form 10-K	120

Risk Factors
environment similarly expose us to greater mortgage credit risk. Some of our seller/servicer counterparties are highly dependent on refinance loan volumes. A decrease in such volumes could adversely affect these counterparties, which could increase our exposure to counterparty credit risk.
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
    Under our representation and warranty framework, as may be revised from time to time in response to FHFA instruction, we are required in some cases to utilize an alternative remedy, such as indemnification, in lieu of repurchase. The amount we recover under an alternative remedy may be less than the amount we could have recovered in a repurchase.
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

FREDDIE MAC | 2022 Form 10-K	121

Risk Factors
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

FREDDIE MAC | 2022 Form 10-K	122

Risk Factors
in Loss Mitigation Activities.
We have been, and will continue to be, adversely affected by delays and deficiencies in the single-family foreclosure process.
The average length of time for foreclosure of a Freddie Mac Single-Family loan has significantly increased since 2008, particularly in states that require a judicial foreclosure process, and may further increase. Delays in the foreclosure process could cause our expenses to increase. For example, properties awaiting foreclosure could deteriorate until we acquire them, resulting in increased expenses to repair and maintain the properties. Foreclosure process delays could also adversely affect trends in house prices regionally or nationally, which could adversely affect our financial results. Pursuant to FHFA guidance and the CARES Act, we were required to suspend COVID-19-related foreclosures, other than for vacant or abandoned properties, until July 31, 2021, and COVID-19-related REO evictions until September 30, 2021. These foreclosure and eviction moratoriums will result in higher costs and expenses for the affected properties. Additionally, the CARES Act requirement of up to 18 months forbearance and the moratorium on foreclosure activities will have a negative impact on foreclosure timelines in the future.
We are exposed to increased credit losses and credit-related expenses in the event of a major natural disaster, other catastrophic event, or significant climate change effects.
The occurrence, severity, and duration of a major natural or environmental disaster or other catastrophic event, in an area where we own or guarantee mortgage loans could increase our credit losses and credit-related expenses. A natural disaster or catastrophic event that either damages or destroys single-family or multifamily real estate underlying mortgage loans that we own or guarantee, or negatively affects the ability of borrowers to continue to make payments on mortgage loans that we own or guarantee, could increase our serious delinquency rates and average loan loss severity in the affected areas. Such events could generate credit losses and credit-related expenses and have a material adverse effect on our business and financial results. While homeowner and flood insurance may offset some of this risk, insurance coverage may not be adequate. Additionally, borrowers may not be required to purchase certain types of insurance, such as earthquake insurance or flood insurance for properties located outside SFHAs.
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
Significant long-term climate change effects could increase the vulnerability of an area to natural disasters, which could discourage housing activity, decrease mortgage originations, and negatively impact property values in affected areas. Investors may place greater weight on these risks when making asset pricing decisions, which could increase our cost or affect our ability to transfer risk. Increases in the intensity and frequency of natural disasters, particularly with respect to flooding in areas not designated as SFHAs (i.e., in areas where we do not require flood insurance), as well as any decrease in the willingness of insurers to provide coverage in certain areas for certain perils, will increase the foregoing risks. In addition, the unpredictability of natural disasters and the complexity of forecasting long-term climate change effects negatively affect our ability to forecast losses from such events.
Further, actions taken by Congress, the Administration, state and municipal governments, and FHFA in response to climate change concerns may create transition risks that impact the housing market and our business. For example, policy actions to address climate change could result in a potentially disruptive transition away from carbon-intense industries. Such a transition could impact certain industries and regional economies, affecting property values and the ability of borrowers in those industries or regions to pay their mortgage loans. We also have transition risk from policies that target energy efficiency of the housing sector, or which increase energy prices, and could lead to costly retrofits or high utility bills, either of which could increase the costs of homeownership and impact property values.
Our CRT transactions may not be available to us in adverse economic conditions. These transactions also lower our profitability.
Our ability to transfer credit risk (and the cost to us of doing so) could change rapidly depending on market conditions. Adverse market conditions may result in insufficient investor demand for CRT transactions at acceptable prices. For example, high interest rates, elevated inflation, and other market uncertainty could delay or otherwise impact our planned CRT transactions. It is possible that our CRT strategies and structuring decisions may not prevent us from incurring substantial losses. For instance, it takes time to transfer risk and we are exposed to credit losses during this pipeline period. Additionally, some of our CRT transactions have early termination clauses or maturity dates that are earlier than the maturities of the reference mortgage loans, and we may also seek to terminate certain CRT transactions by repurchasing the related securities. We will be exposed to increased credit risk on the reference mortgage loans after termination of such transactions. Additionally, we retain a portion of the risk of future losses on loans covered by CRT transactions, including all or a portion of the first loss risk in Single-Family STACR and ACIS transactions and Multifamily MCIP and SCR transactions. The costs associated with CRT transactions are significant and may increase. For some CRT transactions, there may be a significant difference in time between when we recognize a credit loss in earnings and when we recognize the related recovery in earnings, and this lag could adversely affect

FREDDIE MAC | 2022 Form 10-K	123

Risk Factors
our financial results in the earlier period. Changes in regulatory guidance, such as capital requirements under the ERCF, may cause us to modify our CRT activities.
Market Risks
Changes in interest rates could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth.
Our financial results, including the amount of interest income we receive and interest expense we pay, can be significantly affected by changes in interest rates.
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
The Federal Reserve is currently in the midst of increasing its benchmark interest rates and reducing the size of its balance sheet, including Treasuries and MBS. This has increased volatility in the interest rates markets and MBS spreads. We could be adversely impacted by this volatility.
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
A narrowing or tightening of the market spreads on a given asset is typically associated with an increase in the fair value of that asset. Narrowing market spreads may reduce the number of attractive investment opportunities and could increase the cost of activities we may undertake to support the liquidity and price performance of our UMBS and other securities. Consequently, a tightening of the market spreads on our assets may adversely affect our future financial results and net worth. A widening of the market spreads on a given asset is typically associated with a decline in the fair value of that asset or tightening of the market spread on a given liability is typically associated with a decline in the fair value of that liability, which may adversely affect our near-term financial results and net worth. While wider market spreads may create favorable investment opportunities, our ability to take advantage of any such opportunities is limited due to various restrictions on the size and composition of our mortgage-related investments portfolio. See MD&A - Conservatorship and Related Matters for additional information on these restrictions.
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

FREDDIE MAC | 2022 Form 10-K	124

Risk Factors

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
Liquidity-related price differences could occur between UMBS issued by us and comparable Fannie Mae-issued UMBS due to factors that are largely outside of our control. For example, the level of the Federal Reserve's purchases and sales of agency mortgage-related securities, including the reduction in the Federal Reserve's purchases of mortgage-related securities, could affect the demand for and values of our UMBS. Therefore, any strategies we employ to reduce any liquidity-related price differences may not reduce or eliminate any such price differences over the long term.
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
As part of the combined UMBS market, we have been required by FHFA to align certain of our Single-Family mortgage purchase offerings, servicing, and securitization programs, policies and practices with Fannie Mae to achieve and maintain market acceptance of the UMBS. We cannot provide any assurance that these efforts will reduce the pricing disparities discussed above over the long-term. A number of factors may make it difficult for us to maintain alignment with Fannie Mae, including increased refinances, the introduction or expansion of automation and other innovations, and changes in the industry. These alignment activities may adversely affect our business and our ability to compete with Fannie Mae. We may be required to further align our business processes with those of Fannie Mae. Uncertainty concerning the extent of the alignment between Freddie Mac's and Fannie Mae's mortgage purchase, servicing, and securitization programs, policies, and practices may affect the degree to which the UMBS receives widespread market acceptance.
If investors do not continue to accept the fungibility of Freddie Mac and Fannie Mae UMBS and instead prefer Fannie Mae UMBS over Freddie Mac UMBS, this could affect the liquidity or market value of our Single-Family mortgage-related securities and have a significant adverse impact on our business, liquidity, financial condition, net worth, and results of operations, and could affect the liquidity or market value of our Single-Family mortgage-related securities. Investor preferences could also result in the emergence of enterprise-specific markets for these securities.
The ERCF requires us to hold capital to account for the counterparty credit risk of Fannie Mae. Given the resulting risk weights for commingled securities or crossholding of Enterprise UMBS, it is possible that the fungibility of UMBS will be reduced and that enterprise-specific markets will re-emerge. The ERCF risk weighting may cause each Enterprise to choose whether to stipulate delivery of its own UMBS or to provision excess capital to account for the risk of receiving the other Enterprise’s UMBS. Further, the ERCF requirements and the resulting 50 bps fee we, Fannie Mae, and the Director of FHFA announced we would charge for newly-issued commingled securities caused such issuances effectively to cease after July 1, 2022, undermining the goal of fungibility of Freddie Mac and Fannie Mae UMBS. Although we, Fannie Mae, and the Director of FHFA recently announced a future reduction to 9.375 bps, there is no assurance that this reduction will result in the resumption of commingled security issuance at previous levels.
Commingling certain Fannie Mae securities in resecuritizations has increased our counterparty risk.
We have counterparty credit exposure to Fannie Mae due to investors' ability to commingle certain Freddie Mac and Fannie Mae securities in resecuritizations. When we resecuritize Fannie Mae securities, our guarantee of timely principal and interest extends to the underlying Fannie Mae securities. In the event that Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, Freddie Mac would be responsible for making the payment. We do not control or limit the amount of resecuritized Fannie Mae securities that we could be required to guarantee. We will be dependent on FHFA, Fannie Mae, and Treasury (pursuant to Fannie Mae's and our respective Purchase Agreements with Treasury) to avoid a liquidity event or default in the event of a payment default by Fannie Mae. We have not modified our liquidity strategies to address the possibility of non-timely payment by Fannie Mae, but we may do so in the future.

FREDDIE MAC | 2022 Form 10-K	125

Risk Factors

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
The profitability of our Multifamily business could be adversely affected by market competition and/or decreased investor demand for our K Certificates and other securities.
Our current Multifamily business model is highly dependent on our ability to purchase and securitize loans at terms that provide us with an appropriate economic return. The actions of our competitors, including their pricing, credit standards, and loan structures, along with the actions we and our competitors take to support affordable multifamily housing could reduce the volume and profitability of our multifamily business. A significant decrease in demand for K Certificates and/or other securities could have an adverse impact on our profitability to the extent that our holding period for the loans increases and we are exposed to credit, spread, and other market risks for a longer period of time or receive reduced proceeds from securitization. We employ various strategies to support the liquidity of our K Certificates, but those strategies could fail or adversely affect our business. We may cease such activities at any time, or FHFA could require us to do so, which could adversely affect the liquidity and price performance of our K Certificates and/or other securities.
The discontinuance of LIBOR could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth. The transition to the recommended replacement rate could present operational problems and may subject us to possible litigation risk.
ICE Benchmark Administration Limited, the administrator of LIBOR, ceased publishing the 1-week and 2-month U.S. Dollar LIBOR settings at the end of 2021. It plans to cease publishing the other, most widely used, tenors of U.S. Dollar LIBOR after June 2023. The U.K. Financial Conduct Authority, which regulates LIBOR publication, announced that it would not compel panel bank submissions after all publication of U.S. Dollar LIBOR ceased. Although the discontinuance of the U.S. Dollar LIBOR tenors that continue to be published is therefore expected in mid-2023, we are not able to predict whether SOFR, the ARRC-recommended alternative reference rate, will become the market-accepted replacement benchmark, whether the backward-looking or forward-looking form of SOFR will become the market-preferred form of SOFR, or what impact such a transition may have on our business, results of operations, and financial condition.
The transition from LIBOR could affect the financial performance of instruments we hold, require changes to hedging strategies, and adversely affect our financial performance. The transition could adversely affect the pricing, liquidity, value of, return on, and trading for a broad array of financial products that are included in our financial assets and liabilities. We have various financial products, including mortgage loans, mortgage-related securities, and derivatives, that are tied to LIBOR, and many of these products will mature after June 2023. While the documentation for certain of these products provides us with discretion to select an alternative reference rate if LIBOR is discontinued, there is a possibility of disputes, litigation, and other actions arising with customers, investors, and counterparties concerning, for example, our exercise of this discretion or the interpretation of fallback language and related provisions. In certain other cases, the documentation limits our discretion to select an alternative reference rate if LIBOR is no longer available or representative, creating uncertainty and the risk of legal disputes. On March 15, 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the “Act”). The Act established a uniform benchmark replacement process for transitioning legacy contracts that either lack or contain insufficient contractual provisions addressing the permanent cessation of LIBOR. The Act includes a safe harbor from litigation for determining persons who have discretion to select the replacement index for LIBOR and who select the Federal Reserve Board-recommended replacement. On December 16, 2022, the Federal Reserve Board issued final regulations to implement Federal Reserve Board-selected benchmark replacements for specific types of LIBOR referenced contracts, including a category of covered contacts that apply only to the GSEs. On December 22, 2022, Freddie Mac, under the guidance of FHFA, announced it will use the Federal Reserve Board selected benchmark replacement rates for specified Freddie Mac LIBOR-indexed contracts. It is uncertain whether the documentation for our products will allow those products to qualify for the legal protection against litigation contained in the Act. These potential challenges in implementing an alternative reference rate could result in customers, investors, and counterparties acquiring fewer products and entering into fewer transactions, which could result in losses or reputational damage or otherwise adversely affect our business.
The large volume of products and transactions that may require changes to documentation, systems, or remediation could present substantial operational and legal challenges and result in significant costs. We may be unable to have a consistent approach to the LIBOR transition with respect to our products, including within a particular class of products, which could disrupt the market for those products. It is possible that actions we take in connection with the discontinuance of LIBOR, including the adoption of SOFR, could subject us to basis risk, monetary losses, and possible disputes and litigation. In addition, the transition could result in inquiries or other actions from regulators with respect to our preparation, readiness, and transition plans.

FREDDIE MAC | 2022 Form 10-K	126

Risk Factors

The use of SOFR as the alternative reference rate for LIBOR-based products may present certain market concerns. Among the concerns, although SOFR term rates are now published and certain uses for such rates have been recommended by the ARRC, the ARRC-recommended scope of use of SOFR term rates is limited. Compounded averages of overnight SOFR represent backward-looking risk-free rates, whereas U.S. Dollar LIBOR has various forward-looking tenors and reflects a credit risk component. It is still uncertain how soon acceptance and widespread market adoption of SOFR will occur, whether the use of overnight SOFR and SOFR averages will predominate over the use of SOFR term rates, whether SOFR will be more or less volatile than LIBOR during times of economic stress, and whether sufficient liquidity of SOFR-based products will develop.
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
The amount, type, and cost of our unsecured funding directly affects our interest expense and results of operations. A number of factors could make such financing more difficult to obtain; more expensive; or unavailable on any terms, including market and other factors, monetary policy, changes in U.S. government support for us, and reduced demand for our debt securities.
Market and Other Factors
Our ability to obtain funding in the public unsecured debt markets or by selling or pledging mortgage-related and other securities as collateral to other institutions could change rapidly or cease. The cost of available funding could increase significantly due to changes in monetary policy, interest rates, market confidence, operational risks, regulatory requirements, or other factors such as competing supply.
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

FREDDIE MAC | 2022 Form 10-K	127

Risk Factors

Reduced Demand for Debt Securities
If investor demand for our debt securities were to decrease, our liquidity, business, and results of operations could be materially adversely affected. The willingness of investors to purchase and hold our debt securities can be influenced by many factors, including changes in the world economy, changes in inflation and exchange rates, and regulatory and political factors, as well as the availability of and investor preferences for other investments. We compete for debt funding with Fannie Mae, the FHLBs, and other institutions. Our funding costs and liquidity contingency plans may also be affected by changes in the amount of, and demand for, debt issued by Treasury. Our debt is considered a high quality liquid asset (HQLA) because it can be easily and immediately converted into cash at little or no loss of value. Any changes by investors in how they view our debt or regulatory changes causing our debt to no longer be considered an HQLA could significantly increase our debt funding costs or reduce our ability to issue debt.
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
Any downgrade in the credit ratings of the U.S. government would be expected to be accompanied by a downgrade in our credit ratings. In addition to a downgrade in the credit ratings of or outlook on the U.S. government, several other events could adversely affect our debt credit ratings, including actions by governmental entities, changes in government support for us, regulatory designations of our debt, future GAAP losses, and additional draws under the Purchase Agreement. Any such downgrades could lead to major disruptions in the mortgage and financial markets and to our business due to lower liquidity and prices for our securities, higher borrowing costs, lower asset values, and higher credit losses, and could cause us to experience net losses and net worth deficits.
For more information, see MD&A - Liquidity and Capital Resources.
Operational Risks
A failure in our operational systems or infrastructure, or those of third parties, could impair our ability to provide market liquidity, disrupt our business, damage our reputation, and cause financial losses.
Operational risk is elevated due to the volume, complexity, and pace of change across the company. We face significant levels of operational risk due to a variety of factors, including the size and complexity of our business operations, the amount of change to our core systems required to keep pace with market demands, regulatory requirements, and business initiatives, and the ever-changing cybersecurity landscape. Shortcomings or failures in our internal processes, people, or systems, or those of third parties with which we interact, could lead to impairment of our liquidity, disruption of our business (e.g., issuing mortgage and/or debt securities), incorrect or late payments, errors in our financial statements, liability to customers or investors, further legislative or regulatory intervention, reputational damage, and financial and economic loss.
Our business is highly dependent on our ability to process a large number of transactions on a daily basis and manage and analyze significant amounts of information, much of which is provided by third parties. This information may be incorrect, or we may fail to properly manage or analyze it.
The transactions we process are complex and are subject to various legal, accounting, tax, and regulatory standards, which can change rapidly in response to external events, such as the implementation of government-mandated programs and changes in market conditions. Our financial, accounting, payment, data processing, or other operating systems and facilities may contain design flaws or may fail to operate properly, adversely affecting our ability to process transactions, including our ability to compile and process legally required information. We have certain systems that require manual support and intervention, which may lead to heightened risk of system failures. The inability of our systems to accommodate a high volume of transactions or new types of transactions or products could constrain our ability to pursue new business initiatives or improve existing business activities.
Our technological connections with our customers, counterparties, service providers, and other financial institutions continue to increase, which increases our risk exposure with respect to an operational failure of their infrastructure systems. We have developed, and expect to continue to develop, software tools for use by our customers in the customers' loan production, loan servicing, and other processes. These tools may fail to operate properly, which could disrupt our, or our customers', business and adversely affect our relationships with our customers.
We continue to increase our use of a third-party cloud infrastructure platform for both customer-facing applications and internal-use applications. If we do not implement changes to this platform in a well-managed, secure, and effective manner, we may experience unplanned service disruptions or unplanned costs which may harm our business and operating results. In

FREDDIE MAC | 2022 Form 10-K	128

Risk Factors

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
We also face significant organizational risks related to CSS and the operation and continued development of the CSP. We rely on CSS and the CSP (which is owned and operated by CSS) for the operation of many of our Single-Family securitization activities. Our business operations would be adversely affected and the market for Freddie Mac securities would be disrupted if the CSP were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us. As the CSP has an operational dependency on Fannie Mae to administer Freddie Mac-issued commingled securities, an operational failure at Fannie Mae could also adversely impact the ability of CSS to perform its obligations to Freddie Mac. In the event of a CSS operational failure, we may be unable to issue certain new single-family mortgage-related securities, and investors in mortgage-related securities hosted on the CSS platform may experience payment delays. Any measures we could take to mitigate these risks might not be sufficient to prevent our business from being harmed. We update our internal systems and processes on a regular basis, including to improve existing processes and respond to market and regulatory developments. We could be adversely affected if CSS and/or the CSP are unable to make any necessary corresponding changes to their systems and processes in a timely manner. CSS could adopt or prioritize strategies that could adversely affect its ability to perform its obligations to us.
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
Like many companies and government entities, from time to time we have been, and expect to continue to be, the target of attempted cyberattacks and other security incidents. Such incidents may include malware, ransomware, denial-of-service attacks, social engineering, unauthorized access, human error, theft or misconduct, fraud, and phishing, as part of an effort to disrupt operations, potentially test cybersecurity capabilities, or obtain confidential, proprietary, or other information (including personal information). We could also be adversely affected by cyberattacks or other security incidents that target the infrastructure of the internet, as such incidents could cause widespread unavailability of websites and degrade website performance. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature and increasing frequency, levels of persistence, sophistication, and intensity of these threats, our role in the financial services industry, the outsourcing of some of our business operations, and the current global economic and political environment. The increase in remote work environments increases the risk that we may experience cybersecurity incidents as a result of our employees, vendors, service providers, and other third parties with which we interact working remotely on less secure systems and environments.
Because we are interconnected with and dependent on third-party vendors, exchanges, clearinghouses, fiscal and paying agents, and other financial institutions, we could be adversely affected if any of them are subject to a successful cyberattack or

FREDDIE MAC | 2022 Form 10-K	129

Risk Factors

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
The occurrence of one or more cyberattacks or other security incidents could result in thefts of important assets (such as cash or source code) or the unauthorized disclosure, misuse, or corruption of confidential, proprietary, and other information (including personal and other information about our borrowers, our customers, or our counterparties) or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses or reputational damage, adversely affect our relationships with our customers and counterparties, negatively affect our competitive position, or otherwise harm our business. We could also face regulatory and other legal action, including for any failure to provide timely disclosure concerning, or appropriately to limit trading in our securities following, an incident. We might be required to expend significant additional resources to modify our internal controls and other protective measures or to investigate and remediate vulnerabilities or other exposures, and we might be subject to litigation and financial losses that are not fully insured. In addition, customers, counterparties, vendors, service providers, financial intermediaries, and governmental organizations may not be adequately protecting the information that we share with them. As a result, a cyberattack or other security incident on their systems and networks, or a breach of their cybersecurity measures, may result in harm to our business and business relationships.
We rely on third parties, or their vendors and other business partners, for certain important functions. Any failures by those third parties to deliver products or services, or to manage risks effectively, could disrupt our business operations, or expose us to other operational risks.
Our use of third parties, including vendors, service providers, sellers, and servicers, exposes us to the risk of failures in their risk and control environments. We outsource certain key functions to these external parties, including some that are critical to financial reporting, our mortgage-related investment activity, loan underwriting, loan servicing, UMBS issuance and administration (i.e., CSS), and data processing. We may enter into other key outsourcing relationships in the future and continue to expand our existing reliance on public cloud services. Additionally, we may be fully reliant on a third party to complete certain business operations (e.g., financial market utilities that provide the infrastructure for transferring, clearing, and settling payments, securities, and other financial transactions). If one or more of these key external parties were not able to perform their functions for a period of time, perform them at an acceptable service level or handle changing volumes, or if one or more of them experiences a disruption in its own business or technology from any cause, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of third parties also exposes us to other harm, such as in the event of a cyberattack or other security incident impacting our data (including personal information), fraud, or damage to our reputation if one or more of these third parties fails to maintain adequate risk and control environments. Our ability to monitor

FREDDIE MAC | 2022 Form 10-K	130

Risk Factors

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
■    When market conditions change in unforeseen ways, our model projections may not accurately reflect these conditions, or we may not fully understand the model outputs. For example, models may not fully reflect the effect of certain government policy changes or new industry trends. In such cases, it is often necessary to make assumptions and judgments to accommodate the effect of scenarios that are not sufficiently well represented in the historical data. While we may adjust our models in response to new events, considerable residual uncertainty remains. As a result of uncertainty within the current economic environment, we expect our models to face significant challenges in accurately forecasting key inputs into our financial projections. These can include, but are not limited to, projections of mortgage and other interest rates, house prices, credit defaults, yields, and prepayments.
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
Our use of models could affect decisions concerning the purchase, sale, securitization, and CRT activities of loans; the purchase and sale of securities; funding; the setting of guarantee fee prices; and the management of interest-rate, market, and credit risk. Our use of models also affects our quality-control sampling strategies for loans in our Single-Family mortgage portfolio and potential settlements with our counterparties. Models are part of the process used to grant representation and warranty relief, which may be granted inappropriately if the models are incorrect. We also use models in our financial reporting process, including when measuring our allowance for credit losses and applying hedge accounting. See MD&A - Risk Management - Market Risk and Critical Accounting Estimates for more information on our use of models.
Climate change concerns could adversely affect our business, affect customer activity levels, and damage our reputation.
Climate change represents a key risk driver that may have significant impacts on the economy, the finance sector, and the housing market over the short-, medium-, and long-term. The increasing risk from physical hazards, like flood and wildfire, and the financial impacts of low-carbon policies may affect housing affordability, property values, and the terms and conditions of mortgages available for purchase. In connection with the transition to a low-carbon economy, legislative or public policy changes and changes in consumer sentiment could negatively impact the businesses and financial condition of both our customers and seller/servicers, which may decrease revenues from those counterparties and increase credit risk associated with loans and other credit exposures to those counterparties. Additionally, the governmental and supervisory focus on climate change could also result in our becoming subject to new or heightened regulatory requirements related to operational resiliency, climate risk disclosure, or stress testing for various climate stress scenarios. Any such requirements could result in increased regulatory, compliance, or other costs or higher capital requirements. Further, our business, reputation, and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.
Legal and Compliance Risks
Legislative or regulatory changes or actions could adversely affect our business activities and financial results. We face risk of non-compliance with our legal and regulatory obligations.
We operate in a highly regulated industry and are subject to heightened supervision from FHFA, as our Conservator. Our compliance systems and programs may not be adequate to confirm that we are in compliance with all legal, regulatory, and other requirements. We could incur fines or other negative consequences for violations of such requirements. We also rely upon third parties and their respective compliance risk management programs. The failure or limits of any such third-party

FREDDIE MAC | 2022 Form 10-K	131

Risk Factors

compliance programs may expose us to legal and compliance risk.
Our business may be directly adversely affected by future legislative, regulatory, or judicial actions at the federal, state, and local levels. Such actions could affect us in a number of ways, including by imposing significant additional legal, compliance, and other costs on us, limiting our business activities, and diverting management attention or other resources. Such actions, and any required changes to our business or operations or those of third parties upon whom we rely in response thereto (i.e., seller/servicers), could result in reduced profitability and increased compliance risk. If we were not to comply with our legal and regulatory obligations, this could result in enforcement actions, investigations, fines, monetary and other penalties, and harm to our reputation. For example, we are, or may in the future become, subject to a variety of complex and evolving laws, regulations, rules, and standards in the United States (at the federal, state, and local level), as well as contractual obligations. We expect the Administration will continue to implement a regulatory reform agenda with heightened focus on fair lending, affordability, equity, sustainability, and climate change.
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
If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could potentially adversely affect our profitability. While we may achieve these housing goals by meeting or exceeding either the FHFA benchmark level or the market level, these increases to the benchmark levels may require additional changes to our business, and we may not meet these housing goals. In addition, because we did not meet one of our housing goals for 2020 and FHFA determined that achievement of that goal was feasible, FHFA required us to submit a housing plan that indicates (1) how we plan to meet the missed goal during 2022 to 2024, (2) how we will monitor to ensure that low- and moderate-income borrowers are better served in future refinance markets, and (3) what we can do to help low- and moderate-income borrowers who did not refinance in the 2020-2021 refinance market. We submitted our housing plan to FHFA in February 2022. If we fail to comply with a housing plan that is approved by FHFA, FHFA could take additional action against us.
Other Risks
The COVID-19 pandemic has significantly, potentially permanently, affected general economic conditions and the housing market. Our business and financial condition may be adversely affected by the effects of the COVID-19 pandemic.
Certain adverse consequences of the COVID-19 pandemic continue to impact the macroeconomic environment. The extent of the continuing impact of COVID-19 on the economic environment, the housing market, and our business depends on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the severity and duration of any resurgence of COVID-19 variants and how quickly and to what extent economic and operating conditions and consumer and business spending can return to either their pre-pandemic levels or their new equilibria. While we are prepared to reinstate various COVID-related adjustments if necessary, future mitigation efforts could be insufficient to address the pandemic's adverse effects.
Geopolitical conditions, including acts of war or terrorism, could lead to economic consequences that may have an indirect adverse effect on our business.
Our business, financial condition, and results of operations could be indirectly and adversely affected by geopolitical events, including acts of war or terrorism, civil unrest, or any outbreak or escalation of hostilities throughout the world, such as the ongoing conflict between Russia and Ukraine. Although our business is limited to the United States housing market, we may still be affected by such events because volatility or uncertainty in global or domestic political conditions can significantly affect economic conditions and financial markets, continuing or worsening inflationary pressures and associated changes in monetary policy or potential economic recession, and increasing construction prices due to supply constraints.

FREDDIE MAC | 2022 Form 10-K	132

Legal Proceedings
Legal Proceedings
We are involved, directly or indirectly, in a variety of legal proceedings arising from time to time in the ordinary course of business and in connection with the conservatorship and Purchase Agreement. See Note 17 for more information regarding our involvement as a party to various legal proceedings. In addition, over the last several years, numerous lawsuits have been filed against the U.S. government and, in some cases, the Secretary of the Treasury and the Director of FHFA, challenging certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. Freddie Mac is not a party to these lawsuits. Several of the lawsuits seek to invalidate the net worth sweep dividend provisions of the senior preferred stock, which were implemented pursuant to the August 2012 amendment to the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. A number of cases have been dismissed (some of which have been appealed), and others remain pending.
These cases include three that have been filed at the U.S. Court of Federal Claims: Fairholme Funds, Inc., et al. vs. the United States of America, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation and two other similar cases. The Fairholme Funds case was originally filed against the United States of America on July 9, 2013 and an amended complaint was filed under seal on March 8, 2018. A redacted public version was filed on May 11, 2018 and adds Freddie Mac and Fannie Mae as nominal defendants. The amended complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking or exaction of private property for public use without just compensation, and that by enacting the net worth sweep, the government breached the fiduciary duty it owed to Freddie Mac and Fannie Mae, and implied-in-fact contracts between the United States on the one hand and Freddie Mac and Fannie Mae on the other. The plaintiffs ask that plaintiffs, Freddie Mac, and Fannie Mae be awarded (1) just compensation for the government’s alleged taking or exaction of their property, (2) damages for the government’s breach of fiduciary duties, and (3) damages for the government’s breach of the alleged implied-in-fact contracts. In addition, plaintiffs seek pre- and post-judgment interest, attorneys’ fees, costs, and other expenses. On February 22, 2022, the Federal Circuit held that all of the plaintiffs’ claims should be dismissed. On July 22, 2022, plaintiffs filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of the Federal Circuit’s decision. On January 9, 2023, the U.S. Supreme Court denied the petition for a writ of certiorari. On February 3, 2023, the U.S. Court of Federal Claims entered judgment confirming dismissal of the case.
The two similar cases are: (1) Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation (filed on February 26, 2014), and (2) Perry Capital LLC vs. the United States of America, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation (filed on August 15, 2018). The Reid and Fisher case is pending. In Perry Capital, the parties filed a stipulation of dismissal on January 30, 2023.
Pershing Square Capital Management, L.P. (Pershing) is a plaintiff in one of the lawsuits. Pershing has filed reports with the SEC, most recently in March 2014, indicating that it beneficially owned more than 5% of our common stock. We do not know Pershing's current beneficial ownership of our common stock. For more information, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to the Purchase Agreement, in addition to satisfying other conditions, all currently pending material litigation related to our conservatorship and/or the Purchase Agreement must be resolved or settled and we must indemnify Treasury and the United States from and against any loss, cost, or damage of any kind arising out of our placement into conservatorship or the August 2012 amendment to the Purchase Agreement in order to exit from conservatorship.

FREDDIE MAC | 2022 Form 10-K	133

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
Holders
As of January 31, 2023, we had 1,507 common stockholders of record.
Recent Sales of Unregistered Securities
The securities we issue are "exempted securities" under the Securities Act of 1933. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under these plans to employees and members of our Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations, or other equity interests without Treasury's prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. As of December 31, 2022, no RSUs and no stock options were outstanding. See Note 11 for more information.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our common or preferred stock during 2022. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury's prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the certificate of designation of the senior preferred stock.
TRANSFER AGENT AND REGISTRAR
Computershare Trust Company, N.A.
P.O. Box 43006
Providence, RI 02940-3006
Telephone: 877-373-6374
https://www-us.computershare.com/investor

FREDDIE MAC | 2022 Form 10-K	134

Financial Statements

Financial Statements and Supplementary Data

FREDDIE MAC | 2022 Form 10-K	135

Financial Statements	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Home Loan Mortgage Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Federal Home Loan Mortgage Corporation, a stockholder-owned government sponsored enterprise, and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to disclosure controls and procedures that do not provide adequate mechanisms for information known to the Federal Housing Finance Agency ("FHFA") that may have financial statement disclosure ramifications to be communicated to management of the Company.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A – Controls and Procedures. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
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

FREDDIE MAC | 2022 Form 10-K	136

Financial Statements	Report of Independent Registered Public Accounting Firm

Emphasis of Matter – Conservatorship
As discussed in Note 2, in September 2008, the Company was placed into conservatorship by FHFA. The U.S. Department of the Treasury ("Treasury") has committed financial support to the Company, and FHFA, as Conservator, provided for the Board of Directors to perform certain functions and to oversee management and the Board delegated to management authority to conduct business operations during conservatorship. The Company is dependent upon the continued support of the Treasury and FHFA.
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
Allowance for Credit Losses for Single-Family Mortgage Loans Held-for-Investment - Probability of Default
As described in Note 6 to the consolidated financial statements, the Company’s allowance for credit losses for single-family mortgage loans held-for-investment was $7.3 billion as of December 31, 2022. Management estimates the allowance for credit losses for single-family loans on a pooled basis using a discounted cash flow model. Management projects cash flows they expect to collect using historical experience, such as historical default rates and severity of loss based on loan characteristics, adjusted for current and forecasted economic conditions. As disclosed by management, the process involves the use of models that require management to make judgments about matters that are difficult to predict, the most significant of which is the probability of default. Management's estimate of expected credit losses is sensitive to changes in forecasted house price growth rates, which affect both the probability of default and severity of expected credit losses. Management’s forecast of house price growth rates leverages an internally based model that uses a Monte Carlo simulation which generates many possible house price scenarios for up to 40 years for each metropolitan statistical area.
The principal considerations for our determination that performing procedures relating to the allowance for credit losses for single-family mortgage loans held-for-investment specific to the probability of default is a critical audit matter are (i) the significant judgment by management when determining the probability of default which is affected by the forecasted house price growth rates determined by management, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of the probability of default and forecasted house price growth rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the allowance for credit losses for single-family mortgage loans held-for-investment, including controls over the probability of default. These procedures also included, among others (i) testing management’s process for determining the probability of default and forecasted house price growth rates used in estimating the allowance for credit losses for single-family mortgage loans held-for-investment, and (ii) testing the completeness, accuracy, reliability and relevance of the data used by management. These procedures also included the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s models used in determining the probability of default and forecasted house growth rates and evaluating the reasonableness of the outputs of the models.
/s/ PricewaterhouseCoopers LLP
Washington, DC
February 22, 2023
We have served as the Company's auditor since 2002.

FREDDIE MAC | 2022 Form 10-K	137

Financial Statements	Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
(In millions, except share-related amounts)	2022	2021	2020
Net interest income
Interest income	$83,458	$61,527	$62,340
Interest expense	(65,453)	(43,947)	(49,569)
Net interest income	18,005	17,580	12,771

Non-interest income
Guarantee income	783	1,032	1,442
Investment gains, net	1,969	2,746	1,813
Other income	507	593	633
Non-interest income	3,259	4,371	3,888
Net revenues	21,264	21,951	16,659

(Provision) benefit for credit losses	(1,841)	1,041	(1,452)

Non-interest expense
Salaries and employee benefits	(1,509)	(1,398)	(1,344)
Credit enhancement expense	(2,118)	(1,518)	(1,058)
Benefit for (decrease in) credit enhancement recoveries	236	(542)	323
Legislative assessments expense	(3,009)	(2,882)	(2,327)
Other expense	(1,419)	(1,453)	(1,572)
Non-interest expense	(7,819)	(7,793)	(5,978)

Income before income tax expense	11,604	15,199	9,229
Income tax expense	(2,277)	(3,090)	(1,903)
Net income	9,327	12,109	7,326
Other comprehensive income (loss), net of taxes and reclassification adjustments	(342)	(489)	205
Comprehensive income	$8,985	$11,620	$7,531

Net income	$9,327	$12,109	$7,326
Amounts attributable to senior preferred stock	(8,985)	(11,620)	(7,291)
Net income attributable to common stockholders	$342	$489	$35
Net income per common share	$0.11	$0.15	$0.01
Weighted average common shares (in millions)	3,234	3,234	3,234
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2022 Form 10-K	138

Financial Statements	Consolidated Balance Sheets
FREDDIE MAC
Consolidated Balance Sheets

	December 31,
(In millions, except share-related amounts)	2022	2021
Assets
Cash and cash equivalents (includes $707 and $1,695 of restricted cash and cash equivalents)	$6,360	$10,150
Securities purchased under agreements to resell	87,295	71,203
Investment securities, at fair value	38,701	53,015
Mortgage loans held-for-sale (includes $3,218 and $10,498 at fair value)	12,197	19,778
Mortgage loans held-for-investment (net of allowance for credit losses of $7,391 and $4,947 and includes $1,214 and $0 at fair value)	3,022,318	2,828,331
Accrued interest receivable, net	8,529	7,474
Deferred tax assets, net	5,777	6,214
Other assets (includes $5,890 and $6,594 at fair value)	27,156	29,421
Total assets	$3,208,333	$3,025,586
Liabilities and equity
Liabilities
Accrued interest payable	$7,309	$6,268
Debt (includes $3,047 and $2,478 at fair value)	3,145,832	2,980,185
Other liabilities (includes $759 and $287 at fair value)	18,174	11,100
Total liabilities	3,171,315	2,997,553
Commitments and contingencies (Notes 5, 9, 18)
Equity
Senior preferred stock (liquidation preference of $107,878 and $97,959)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(45,666)	(54,993)
AOCI, net of taxes, related to:
Available-for-sale securities	(84)	297
Other	(104)	(143)
AOCI, net of taxes	(188)	154
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	37,018	28,033
Total liabilities and equity	$3,208,333	$3,025,586
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

	December 31,
(In millions)	2022	2021
Assets:
Cash and cash equivalents (includes $610 and $1,595 of restricted cash and cash equivalents)	$611	$1,596
Securities purchased under agreements to resell	9,703	34,000
Investment securities, at fair value	126	420
Mortgage loans held-for-investment	2,971,601	2,784,626
Accrued interest receivable, net	7,944	7,019
Other assets	5,019	11,265
Total assets of consolidated VIEs	$2,995,004	$2,838,926
Liabilities:
Accrued interest payable	$6,619	$5,823
Debt	2,979,070	2,803,054
Total liabilities of consolidated VIEs	$2,985,689	$2,808,877
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2022 Form 10-K	139

Financial Statements	Consolidated Statements of Equity
FREDDIE MAC
Consolidated Statements of Equity

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2019	1	464	650	$72,648	$14,109	$—	($74,188)	$438	($3,885)	$9,122
Comprehensive income:
Net income	—	—	—	—	—	—	7,326	—	—	7,326
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $133 million)	—	—	—	—	—	—	—	502	—	502
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $83 million)	—	—	—	—	—	—	—	(310)	—	(310)
Other (net of taxes of $6 million)	—	—	—	—	—	—	—	13	—	13
Comprehensive income	—	—	—	—	—	—	7,326	205	—	7,531
Cumulative effect from adoption of CECL	—	—	—	—	—	—	(240)	—	—	(240)
Ending balance at December 31, 2020	1	464	650	$72,648	$14,109	$—	($67,102)	$643	($3,885)	$16,413

Comprehensive income:
Net income	—	—	—	—	—	—	12,109	—	—	12,109
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $36 million)	—	—	—	—	—	—	—	(134)	—	(134)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $101 million)	—	—	—	—	—	—	—	(379)	—	(379)
Other (net of taxes of $4 million)	—	—	—	—	—	—	—	24	—	24
Comprehensive income	—	—	—	—	—	—	12,109	(489)	—	11,620
Ending balance at December 31, 2021	1	464	650	$72,648	$14,109	$—	($54,993)	$154	($3,885)	$28,033

Comprehensive income:
Net income	—	—	—	—	—	—	9,327	—	—	9,327
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $96 million)	—	—	—	—	—	—	—	(362)	—	(362)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $5 million)	—	—	—	—	—	—	—	(19)	—	(19)
Other (net of taxes of $10 million)	—	—	—	—	—	—	—	39	—	39
Comprehensive income	—	—	—	—	—	—	9,327	(342)	—	8,985
Ending balance at December 31, 2022	1	464	650	$72,648	$14,109	$—	($45,666)	($188)	($3,885)	$37,018
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2022 Form 10-K	140

Financial Statements	Consolidated Statements of Cash Flows

FREDDIE MAC
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities
Net income	$9,327	$12,109	$7,326
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	(1,264)	(1,922)	214
Provision (benefit) for credit losses	1,841	(1,041)	1,452
Investment gains, net	(2,763)	(4,312)	(3,390)
Deferred income tax expense	528	473	(590)
Mortgage loans acquired as held-for-sale:
Purchases	(45,093)	(59,270)	(69,908)
Proceeds from sales and repayments	49,389	70,281	68,181
Net change in:
Income taxes receivable	(751)	(586)	845
Accrued interest receivable	(1,038)	396	(1,046)
Accrued interest payable	1,041	57	(238)
Other, net	708	168	(1,939)
Net cash provided by (used in) operating activities	11,925	16,353	907
Cash flows from investing activities
Investment securities:
Purchases	(132,913)	(124,710)	(159,202)
Proceeds from sales	122,442	154,352	175,422
Proceeds from maturities and repayments	13,821	7,701	31,504
Mortgage loans acquired held-for-investment:
Purchases	(160,884)	(542,222)	(695,645)
Proceeds from sales	3,438	9,255	11,657
Proceeds from repayments	352,204	757,186	744,571
Secured lending arrangements:
Advances	(170,456)	(264,790)	(144,828)
Proceeds from repayments	370	501	1,515
Net (increase) decrease in securities purchased under agreements to resell	(20,750)	26,467	(39,143)
Cash flows related to derivatives	4,769	1,070	(9,185)
Other, net	(643)	(560)	(21)
Net cash provided by (used in) investing activities	11,398	24,250	(83,355)
Cash flows from financing activities
Debt of consolidated trusts:
Proceeds from issuance	359,806	825,632	811,707
Repayments and redemptions	(388,033)	(782,545)	(713,382)
Debt of Freddie Mac:
Proceeds from issuance	137,339	23,153	465,260
Repayments	(140,970)	(127,911)	(452,548)
Net increase (decrease) in securities sold under agreements to repurchase	4,658	7,333	(9,843)
Other, net	87	(4)	(46)
Net cash provided by (used in) financing activities	(27,113)	(54,342)	101,148
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(3,790)	(13,739)	18,700
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	10,150	23,889	5,189
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$6,360	$10,150	$23,889

Supplemental cash flow information
Cash paid for:
Debt interest	$75,441	$69,093	$70,073
Income taxes	2,500	3,204	1,690
Non-cash investing and financing activities (Notes 4, 7, and 8)
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2022 Form 10-K	141

Financial Statements	Notes to Consolidated Financial Statements | Note 1
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
We have reclassified certain amounts within non-interest expense in our consolidated statements of income to better present the significant drivers of our non-interest expense activity. Prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not change the total amounts of non-interest expense, net income, or comprehensive income in any period presented.
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
Cash and Cash Equivalents

Highly liquid investment securities that have an original maturity of three months or less are accounted for as cash equivalents. Original maturity means the original maturity to us when we acquire the investment, not the original maturity of the instrument itself. Cash collateral accepted from counterparties that we do not have the right to use for general corporate purposes is classified as restricted cash and cash equivalents on our consolidated balance sheets. Restricted cash and cash equivalents include cash remittances received from servicers of the underlying assets of our consolidated trusts which are deposited into a separate custodial account. We invest the cash held in the custodial account in short-term investments and are entitled to the interest income earned on these short-term investments, which is recorded as interest income on our consolidated statements of income.
Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by, or distributions to, stockholders. We define comprehensive income as consisting of net income plus other comprehensive income, which primarily consists of unrealized gains and losses on available-for-sale securities.

FREDDIE MAC | 2022 Form 10-K	142

Financial Statements	Notes to Consolidated Financial Statements | Note 1
Other Significant Accounting Policies

The table below identifies our other significant accounting policies and the related note in which information about them can be found.

Note	Accounting Policy
Note 3	Securitizations and Variable Interest Entities
Note 4	Mortgage Loans
Note 5	Guarantees and Other Off-Balance Sheet Credit Exposures
Note 6	Allowance for Credit Losses
Note 7	Investment Securities
Note 8	Debt
Note 9	Derivatives
Note 10	Collateralized Agreements and Offsetting Arrangements
Note 11	Stockholders' Equity
Note 11	Earnings Per Share
Note 13	Income Taxes
Note 14	Segment Reporting
Note 16	Fair Value Disclosures

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
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
We elected to early adopt the amendments related to the elimination of the recognition and measurement of TDRs on January 1, 2022 on a prospective basis. This change did not have a material effect on our consolidated financial statements. See Note 4 for additional information on the adoption of these amendments and the new required disclosures.

We do not expect the adoption of the amendments related to disclosure of gross write-offs by year of origination to have a material effect on our consolidated financial statements.

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	The amendments in this Update extend the sunset date of applying Topic 848 guidance to December 31, 2024.	December 21, 2022	The adoption of the amendments did not have a material effect on our consolidated financial statements.

FREDDIE MAC | 2022 Form 10-K	143

Financial Statements	Notes to Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method	The amendments in this Update provide clarifications of the guidance in ASC Topic 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-12 that, among other things, establishes the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible by allowing the entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets.	January 1, 2023	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

FREDDIE MAC | 2022 Form 10-K	144

Financial Statements	Notes to Consolidated Financial Statements | Note 2
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
Purchase Agreement and Warrant

Overview
On September 7, 2008, we, through FHFA, in its capacity as Conservator, entered into the Purchase Agreement with Treasury. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, August 17, 2012, December 21, 2017, September 27, 2019, January 14, 2021, and September 14, 2021. The amount of available funding remaining under the Purchase Agreement was $140.2 billion as of December 31, 2022. This amount will be reduced by any future draws.
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

FREDDIE MAC | 2022 Form 10-K	145

Financial Statements	Notes to Consolidated Financial Statements | Note 2
end of each fiscal quarter, from September 30, 2019 through the Capital Reserve End Date. As a result, the liquidation preference of the senior preferred stock increased from $106.7 billion on September 30, 2022 to $107.9 billion on December 31, 2022 based on the increase in our Net Worth Amount during 3Q 2022 and will increase to $109.7 billion on March 31, 2023 based on the increase in our Net Worth Amount during 4Q 2022. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited, and we will not be able to do so for the foreseeable future, if at all. In addition to increases based on quarterly increases in our Net Worth Amount, as discussed above, the liquidation preference will increase if we receive additional draws under the Purchase Agreement or if any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash.
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
Accordingly, our cash dividend requirement for each quarter from January 1, 2013 until the Capital Reserve End Date is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury's commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. The applicable Capital Reserve Amount is currently the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. This Capital Reserve Amount will remain in effect until the last day of the second consecutive fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result, we will not be required to pay a dividend on the senior preferred stock to Treasury until we have built sufficient net worth to meet the capital requirements and buffers set forth in the ERCF. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero.
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

FREDDIE MAC | 2022 Form 10-K	146

Financial Statements	Notes to Consolidated Financial Statements | Note 2
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
In addition, the Purchase Agreement requires us to comply with the ERCF as published in December 2020, disregarding any subsequent amendment or other modification to that rule. Consistent with FHFA instruction, we are reporting our regulatory capital requirements under the ERCF as subsequently amended by FHFA. Therefore, we are not in compliance with this Purchase Agreement covenant. FHFA has acknowledged this noncompliance. For additional information on the ERCF, see Note 18.
The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum amount of $225 billion effective December 31, 2022. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities.
Under the Purchase Agreement, we also may not, without the prior written consent of Treasury, incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement was $300 billion in 2022 and decreased to $270 billion on January 1, 2023 as a result of the decrease in the mortgage assets limit under the Purchase Agreement to $225 billion on December 31, 2022. The mortgage asset and indebtedness limitations are determined without giving effect to the changes to the accounting guidance for transfers of financial assets and consolidation of VIEs, under which we consolidated certain VIEs in our consolidated financial statements as of January 1, 2010.
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

FREDDIE MAC | 2022 Form 10-K	147

Financial Statements	Notes to Consolidated Financial Statements | Note 2
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
●    Subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we are required to implement a program reasonably designed to ensure that each single-family mortgage is:
–A qualified mortgage;
–Expressly exempt from the CFPB’s ability-to-repay requirements;
–If secured by an investment property, subject to the related Purchase Agreement restriction described below, which has been suspended;
–A refinancing with streamlined underwriting for high LTV ratios;
–A loan with temporary underwriting flexibilities due to exigent circumstances, as determined in consultation with FHFA; or
–Secured by manufactured housing.
In September 2021, the Purchase Agreement requirements related to the $1.5 billion limit on our cash window volumes and requirements related to our multifamily loan purchase activity, acquisitions of single-family loans with certain LTV, DTI, and credit score characteristics at origination, and acquisitions of single-family loans secured by second homes or investment properties were suspended. Each such suspension shall terminate six months after Treasury notifies us that such suspension has been terminated.
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
Termination Provisions
The Purchase Agreement provides that the Treasury's funding commitment will terminate under any of the following circumstances:
■    The completion of our liquidation and fulfillment of Treasury's obligations under its funding commitment at that time;

FREDDIE MAC | 2022 Form 10-K	148

Financial Statements	Notes to Consolidated Financial Statements | Note 2
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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

Our mortgage-related investments portfolio for purposes of the FHFA and Purchase Agreement caps was $114.5 billion at December 31, 2022, including $21.8 billion representing 10% of the notional amount of the interest-only securities we held as of December 31, 2022. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations imposed by the Purchase Agreement and FHFA.
With respect to the composition of our mortgage-related investments portfolio, FHFA has instructed us to (1) hold no more than $20 billion in Single-Family agency MBS with all dollar caps to be based on UPB and (2) hold no collateralized mortgage obligations (CMOs), which are also sometimes referred to as REMICs. We will have a holding period limit to sell any new CMO tranches created but not sold at issuance. CMOs do not include tranches initially retained from reperforming loans senior subordinate securitizations.
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
At December 31, 2022, our assets exceeded our liabilities under GAAP. As a result, FHFA will not submit a draw request from Treasury on our behalf. Based on our Net Worth Amount at December 31, 2022 and the applicable Capital Reserve Amount, we will not have a dividend requirement to Treasury in March 2023. Since conservatorship began through December 31, 2022, we have paid cash dividends of $119.7 billion to Treasury at the direction of the Conservator.
See Note 8 and Note 11 for more information on the conservatorship and the Purchase Agreement.

FREDDIE MAC | 2022 Form 10-K	149

Financial Statements	Notes to Consolidated Financial Statements | Note 2
Related Parties as a Result of Conservatorship

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. During the years ended December 31, 2022, 2021, and 2020, no transactions outside of normal business activities have occurred between us and the U.S. government (or any of its related parties), except for the following:
■    The transactions with Treasury discussed above in Purchase Agreement and Warrant and Government Support for Our Business;
■    The transactions entered into whereby we and Fannie Mae, in conjunction with Treasury, provided assistance to state and local HFAs. Treasury will reimburse Freddie Mac for initial guarantee losses on these transactions;
■    The allocation or transfer of 4.2 bps of each dollar of new business purchases to certain housing funds as required under the GSE Act. During the years ended December 31, 2022, 2021, and 2020, we recognized $0.3 billion, $0.5 billion, and $0.5 billion, respectively, of expense related to the affordable housing funds; and
■    The legislated guarantee fees on single-family loans that are remitted to Treasury as required by law. During the years ended December 31, 2022, 2021, and 2020, we recognized $2.8 billion, $2.3 billion, and $1.8 billion, respectively, of expense related to the legislated guarantee fees.
In addition, we are deemed a related party with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business in conservatorship other than our relationship with CSS discussed below.
In October 2013, FHFA announced the formation of CSS. CSS is a limited liability company equally-owned by Freddie Mac and Fannie Mae, and CSS is also deemed a related party. In connection with the formation of CSS, we entered into a limited liability company (LLC) agreement with Fannie Mae. Additionally, we and Fannie Mae each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS, including an updated customer services agreement with Fannie Mae and CSS in May 2019. In June 2019, we entered into an agreement with Fannie Mae regarding the commingling of certain of our mortgage securities and related indemnification obligations. During the year ended December 31, 2022, we contributed $65 million of capital to CSS, and we have contributed $798 million since the fourth quarter of 2014. The carrying value of our investment in CSS was ($2) million and $8 million as of December 31, 2022 and December 31, 2021, respectively.
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

FREDDIE MAC | 2022 Form 10-K	150

Financial Statements	Notes to Consolidated Financial Statements | Note 3
NOTE 3
Securitizations and Variable Interest Entities
Our primary business activities in Single-Family and Multifamily involve the securitization of loans or other mortgage-related assets using trusts that are VIEs. These trusts issue beneficial interests in the loans or other mortgage-related assets that they own. We guarantee the principal and interest payments on some or all of the issued beneficial interests in substantially all of our securitization transactions. We also use trusts that are VIEs in certain CRT products.
Consolidated VIEs

We consolidate VIEs when we have a controlling financial interest in the VIE and are therefore considered the primary beneficiary of the VIE. We are the primary beneficiary of a VIE when we have both the power to direct the activities of the VIE that most significantly impact its economic performance and exposure to losses or benefits of the VIE that could potentially be significant to the VIE. We evaluate whether we are the primary beneficiary of VIEs in which we have interests at both inception and on an ongoing basis, and the primary beneficiary determination may change over time as our interest in the VIE changes. Generally, the assets of our consolidated VIEs can be used only to settle obligations of the VIE, and the creditors of our consolidated VIEs have recourse to the general credit of Freddie Mac only to the extent that we have provided a guarantee to the VIE.
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
Single-Family

Securitization Products
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
The economic performance of these trusts is most significantly affected by the performance of the underlying loans. Our rights as administrator and guarantor provide us with the power to direct the activities that most significantly affect the performance of the underlying loans. We also have the obligation to absorb losses of these trusts that could potentially be significant through our guarantee of principal and interest payments. Accordingly, we concluded that we are the primary beneficiary of and, therefore, consolidate these trusts.
Loans held by these trusts are recognized on our consolidated balance sheets as mortgage loans held-for-investment. The corresponding securities held by third parties are recognized on our consolidated balance sheets as debt. We extinguish the outstanding debt of the related consolidated trust and recognize gains or losses on debt extinguishment for the difference between the consideration paid and the debt carrying value when we purchase these securities as investments in our mortgage-related investments portfolio. Sales of these securities that were previously held as investments in our mortgage-related investments portfolio are accounted for as debt issuances.
At December 31, 2022 and December 31, 2021, we were the primary beneficiary of, and therefore consolidated, Level 1 securitization trusts with assets totaling $2.9 trillion and $2.7 trillion, respectively. Our exposure for guarantees to consolidated securitization trusts is generally equal to the UPB of the loans recorded on our consolidated balance sheets.

FREDDIE MAC | 2022 Form 10-K	151

Financial Statements	Notes to Consolidated Financial Statements | Note 3
Other Securitization Products
We are the primary beneficiary of and, therefore, consolidate the trusts used to issue certain of our Single-Family other securitization products when we have the ability to direct the activities that most significantly affect the economic performance of the trusts and we have the obligation to absorb credit losses through our guarantee of some or all of the issued securities. As a result, we consolidated trusts used to issue these products with underlying assets totaling $5.0 billion and $6.1 billion at December 31, 2022 and December 31, 2021, respectively.
Multifamily

Securitization Products
Multifamily PCs
Multifamily PCs are fully guaranteed pass-through securities with a 55-day payment delay that are collateralized by a single underlying mortgage loan held by a securitization trust. We serve as both administrator and guarantor for these trusts. As administrator, we have the right to establish servicing terms and direct loss mitigation activities for the loans held by these trusts. As guarantor, we guarantee the payment of principal and interest on these securities in exchange for a guarantee fee, and we have the right to purchase a delinquent loan from the trust. We absorb all credit losses of these trusts through our guarantee of the principal and interest payments.
The economic performance of these trusts is most significantly affected by the performance of the underlying loans. Our rights as administrator and guarantor provide us with the power to direct the activities that most significantly affect the performance of the underlying loans. We also have the obligation to absorb losses of these trusts that could potentially be significant through our guarantee of principal and interest payments. Accordingly, we concluded that we are the primary beneficiary of and, therefore, consolidate these trusts.
We consolidated VIEs used in these securitizations with underlying assets totaling $29.3 billion and $18.8 billion at December 31, 2022 and December 31, 2021, respectively.
Other Securitization Products
We are the primary beneficiary of and, therefore, consolidate the trusts used to issue certain of our Multifamily other securitization products when we have the ability to direct the activities that most significantly affect the economic performance of the VIEs and we have the obligation to absorb credit losses through our guarantee of the issued securities.
We consolidated VIEs used in these securitizations with underlying assets totaling $1.1 billion and $0.5 billion at December 31, 2022 and December 31, 2021, respectively.
WI K-Deal Certificates
In a WI K-Deal Certificate transaction, we forward sell a K Certificate that will be issued in the future to a WI K-Deal trust at a fixed price, thereby reducing our exposure to future changes in interest rates and K Certificate spreads. The WI K-Deal trust simultaneously issues guaranteed securities (WI Certificates).
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
During 2022 and 2021, we issued $14.7 billion and $2.0 billion, respectively, of WI Certificates, and initially consolidated the trusts. As of December 31, 2022, we continued to consolidate WI K-Deal trusts with underlying assets totaling $0.8 billion.
Nonconsolidated VIEs

Single-Family

Securitization Products
We do not consolidate certain of our Single-Family other securitization products, including senior subordinate securitizations backed by seasoned loans, because we do not have the ability to direct the loss mitigation activities of the underlying loans, which is the most significant activity affecting the economic performance of the VIE. When we sell loans in this type of transaction, we derecognize the transferred loans and account for our guarantee to the nonconsolidated VIE. We account for our investments in the beneficial interests issued by the nonconsolidated VIE, if any, as investments in debt securities. We also do not consolidate the trusts used to issue certain other types of our Single-Family other securitization products when we do

FREDDIE MAC | 2022 Form 10-K	152

Financial Statements	Notes to Consolidated Financial Statements | Note 3
not have the ability to direct the activities that most significantly affect the economic performance of the VIE.
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
■    Single-class resecuritization products - These securities are direct pass-throughs of the cash flows of the underlying collateral, which may be previously issued Level 1 Securitization Products, single-class resecuritization products, or similar TBA-eligible products issued and guaranteed by Fannie Mae. We do not consolidate the trusts used in these transactions unless we have the unilateral ability to liquidate the trust (for example if we own all of the trust's issued beneficial interests), as these transactions do not result in any new or incremental risk to the holders of the securities issued by the resecuritization trust and because we are not exposed to any incremental rights to receive benefits or obligations to absorb losses that could be significant to the resecuritization trust.
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
■    Multiclass resecuritization products - These securities are multiclass resecuritizations of the cash flows of the underlying collateral, which may be previously issued Level 1 Securitization Products, single-class resecuritization products, multiclass resecuritization products, or similar TBA-eligible products issued and guaranteed by Fannie Mae. The activity that most significantly impacts the economic performance of our multiclass resecuritization trusts is typically the initial design and structuring of the trust. Substantially all multiclass resecuritization trusts are created as part of transactions in which an investor or dealer participates in the decisions made during the design and establishment of the trust. As a result, we do not have the unilateral ability to direct the activities of our multiclass resecuritization trusts that most significantly impact the economic performance of those trusts. In addition, unless we retain a portion of the issued multiclass resecuritization products, we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts because we have already provided a guarantee on the underlying assets. As a result, we have concluded that we are not the primary beneficiary of our multiclass resecuritization trusts and, therefore, do not consolidate those trusts unless we have the unilateral ability to liquidate the trust.
When we purchase a multiclass resecuritization product as an investment in our mortgage-related investments portfolio, we record the security as an investment in debt securities rather than extinguishment of debt since we are investing in the debt securities of a nonconsolidated entity. Similarly, sales of multiclass resecuritization products previously held as investments in our mortgage-related investments portfolio are accounted for as sales of investments in debt securities. See Note 7 for additional information on accounting for investments in debt securities.
With the exception of commingled securities, our investments in, and guarantees of, securities issued by resecuritization trusts do not create any incremental exposure to loss because we already guarantee the underlying collateral. As a result, we do not receive any incremental guarantee fees in exchange for our guarantee, and, accordingly, we do not recognize any additional guarantee assets, guarantee obligations, or reserves for guarantee losses related to resecuritization trusts. In a typical multiclass resecuritization, we receive a one-time transaction fee which represents compensation for both the structuring and creation of the securities and for our ongoing administrative responsibilities to service the securities. We recognize the portion of the transaction fee related to creation of the securities immediately in earnings. We defer the portion of the fee related to ongoing administrative responsibilities and amortize it over the life of the associated trust.
When we issue commingled resecuritization products, our guarantee of the Fannie Mae securities used as collateral creates incremental exposure to loss because our guarantee covers timely payment of principal and interest on such products from underlying Fannie Mae securities. If Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, we would be responsible for making the payment. However, we view the likelihood of being required to perform on our guarantee of Fannie Mae securities as remote due to Fannie Mae’s status as a GSE and the funding commitment available to it through its senior preferred stock purchase agreement with Treasury. We did not charge an incremental fee for commingled securities issued prior to July 1, 2022; however, effective July 1, 2022, we began to charge a fee for any commingled security issued after that date.

FREDDIE MAC | 2022 Form 10-K	153

Financial Statements	Notes to Consolidated Financial Statements | Note 3

CRT Products
We transfer the credit risk exposure on mortgage loans that we own or guarantee using CRT products, including STACR Trust notes. In STACR Trust notes transactions, a trust issues credit-linked notes whose repayments are based on the credit performance of a reference pool of mortgage loans. The trust uses the proceeds from the issuance of the notes to purchase short-term eligible investments and makes periodic payments of principal and interest on the notes to investors. We make payments to the trust to support payment of the interest due on the notes, and we receive payments from the trust that otherwise would have been made to the noteholders to the extent there are credit events on the mortgages in the reference pool. The note balances are reduced by the amount of the payments to us. The trust was designed to create and pass along to its interest holders the variability related to the credit risk of the mortgages in the reference pool. We do not have a variable interest in the risk that the trust was designed to create and pass along to its interest holders or the power to direct the activities that most significantly affect the economic performance of the VIE. As a result, we do not consolidate the trusts used in the STACR Trust note transactions.
We account for our obligations to make certain payments to the STACR Trust note VIEs to support payment of the interest due on the notes as derivative instruments. We account for our rights to receive payments from the STACR Trust note VIEs to the extent there are credit events on the mortgages in the reference pool as freestanding credit enhancement contracts. Freestanding contracts are entered into separately and apart from any other financial instrument or in conjunction with some other transaction and are legally detachable and separately exercisable. We recognize the payments we make to transfer credit risk under freestanding credit enhancements, which primarily consist of STACR Trust notes and ACIS transactions in Single-Family, in credit enhancement expense in our consolidated statements of income when they are incurred. We recognize expected recoveries from such transactions in other assets with an offsetting reduction to non-interest expense, at the same time that we recognize an allowance for credit losses on the covered loans, measured on the same basis as the allowance for credit losses on the covered loans. Credit enhancements that are not freestanding contracts are considered when measuring our allowance for credit losses. See Note 6 for additional information on credit enhancements that are not freestanding contracts.
Multifamily

Securitization Products
K Certificates
In a K Certificate transaction, we sell multifamily loans to a non-Freddie Mac trust that issues senior and subordinate securities, and simultaneously purchase and place the senior securities into a Freddie Mac trust that issues guaranteed K Certificates. In these transactions, we guarantee the senior securities issued by the non-Freddie Mac trust but do not issue or guarantee the subordinate securities. We receive a guarantee fee in exchange for our guarantee. In certain of our K Certificate securitizations, we may also serve as master servicer. However, in contrast to most single-family transactions, the rights to direct loss mitigation activities of the underlying loans and to purchase delinquent loans from the securitization trust are generally held by the investor in the most subordinate remaining securities issued by the non-Freddie Mac trust, and therefore we do not have any power to direct those activities unless we are the investor in the most subordinate remaining securities. We do not typically invest in the subordinate securities issued in our K Certificate transactions.
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
Other Securitization Products
We do not consolidate the trusts used to issue our other securitization products when we do not have the ability to direct the activities that most significantly affect the economic performance of the VIE. For those products, we account for our guarantee to the nonconsolidated VIE. We account for our investments in the beneficial interests issued by the trusts used in our other securitization products as investments in debt securities.

FREDDIE MAC | 2022 Form 10-K	154

Financial Statements	Notes to Consolidated Financial Statements | Note 3
CRT Products
In Multifamily, we may transfer credit risk on mortgage loans that we own or guarantee by entering into SCR Trust note transactions, which are similar to STACR Trust note transactions in Single-Family. We do not consolidate the trusts used in SCR Trust note transactions and account for SCR Trust note transactions in the same manner as we account for STACR Trust note transactions.
Assets and Liabilities of Nonconsolidated VIEs

The following table presents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets that relate to our variable interests in VIEs for which we are not the primary beneficiary and with which we were involved in the design and creation and have a significant continuing involvement, our maximum exposure to loss as a result of our involvement with such VIEs, and the total assets of the VIEs. Our involvement with such VIEs primarily consists of guarantees that we have issued to the VIE, some of which are accounted for as derivative instruments, and investments in debt securities issued by the VIE. See Note 5 for additional information on our guarantees to nonconsolidated VIEs.
Total assets shown in the table below represents the remaining UPB of the mortgage loans or other noncash financial assets held by the VIE and excludes cash and nonfinancial assets held by the VIE. Maximum exposure to loss shown in the table below is primarily based on the remaining UPB of the guaranteed securities issued by the VIE and represents the contractual amounts that could be lost if the assets of the VIE (including the assets in the related reference pool for CRT products) became worthless at the balance sheet date, without consideration of proceeds from related collateral liquidation and possible recoveries under credit enhancements. We do not believe the maximum exposure to loss from our involvement with nonconsolidated VIEs is representative of the actual loss we are likely to incur based on our historical loss experience and after consideration of proceeds from related collateral liquidation and available credit enhancements.

FREDDIE MAC | 2022 Form 10-K	155

Financial Statements	Notes to Consolidated Financial Statements | Note 3
Table 3.1 - Nonconsolidated VIEs(1)

	December 31, 2022
	Carrying Amounts of the Assets and Liabilities On the Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(2)	Liabilities(2)
Single-Family:
Securitization products	$965	$175	$436	$31,614	$25,772
Resecuritization products(3)	5,092	61	659	119,267	119,267
CRT products(4)	—	197	52	30,549	105
Total Single-Family	6,057	433	1,147	181,430	145,144
Multifamily:
Securitization products(5)	7,808	4,931	4,920	360,869	319,117
CRT products(4)	—	2	2	972	—
Total Multifamily	7,808	4,933	4,922	361,841	319,117
Other	—	8	5	185	435
Total	$13,865	$5,374	$6,074	$543,456	$464,696

	December 31, 2021
	Carrying Amounts of the Assets and Liabilities On the Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(2)	Liabilities(2)
Single-Family:
Securitization products	$1,050	$177	$442	$33,438	$27,538
Resecuritization products(3)	9,960	86	79	110,765	110,765
CRT products(4)	—	186	24	23,605	44
Total Single-Family	11,010	449	545	167,808	138,347
Multifamily:
Securitization products(5)	5,496	5,350	4,688	362,627	318,756
CRT products(4)	—	2	1	—	—
Total Multifamily	5,496	5,352	4,689	362,627	318,756
Other	—	8	5	357	629
Total	$16,506	$5,809	$5,239	$530,792	$457,732
(1)    Prior period amounts have been reclassified to conform to the current period presentation.
(2)    Other assets primarily include our guarantee assets. Liabilities primarily include our guarantee obligations.
(3)    Total assets and maximum exposure to loss are based on the UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts. We exclude noncommingled resecuritization trusts from these amounts as we have already guaranteed the underlying collateral and therefore noncommingled resecuritizations do not involve any incremental assets or create any incremental exposure to credit risk. Total assets exclude $0.1 billion and $0.4 billion as of December 31, 2022 and December 31, 2021, respectively, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.
(4) Maximum exposure to loss is based on our expected recovery receivables. We also have exposure to loss from our obligations to make certain payments to the VIE to support payment of the interest due on the notes issued by the VIE, which we account for as derivative instruments. The notional value of these derivative instruments is equal to the total assets of the VIE.
(5)    Includes total assets of $0.4 billion and $0.1 billion as of December 31, 2022 and December 31, 2021, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off.
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

FREDDIE MAC | 2022 Form 10-K	156

Financial Statements	Notes to Consolidated Financial Statements | Note 4
NOTE 4
Mortgage Loans
The table below provides details of the loans on our consolidated balance sheets.
Table 4.1 - Mortgage Loans

	December 31, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$3,564	$9,544	$13,108	$5,446	$14,871	$20,317
Cost basis and fair value adjustments, net	(696)	(215)	(911)	(813)	274	(539)
Total held-for-sale loans, net	2,868	9,329	12,197	4,633	15,145	19,778
Held-for-investment UPB	2,941,505	48,379	2,989,884	2,742,851	26,657	2,769,508
Cost basis and fair value adjustments, net	39,896	(71)	39,825	63,684	86	63,770
Allowance for credit losses	(7,314)	(77)	(7,391)	(4,913)	(34)	(4,947)
Total held-for-investment loans, net(1)	2,974,087	48,231	3,022,318	2,801,622	26,709	2,828,331
Total mortgage loans, net	$2,976,955	$57,560	$3,034,515	$2,806,255	$41,854	$2,848,109
(1)Includes $1.2 billion multifamily held-for-investment loans for which we have elected the fair value option as of December 31, 2022.
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
Held-for-sale loans for which we have not elected the fair value option are reported at lower-of-cost-or-fair-value determined on an individual loan basis on our consolidated balance sheets. Any excess of a held-for-sale loan's cost over its fair value is recognized as a valuation allowance in investment gains, net on our consolidated statements of income, with subsequent changes in this valuation allowance also being recorded in investment gains, net. Premiums, discounts, and other cost basis adjustments (including lower-of-cost-or-fair-value adjustments) are deferred and not amortized.
We elect the fair value option for certain multifamily loans. Loans for which we have elected the fair value option are measured at fair value on a recurring basis, with subsequent gains or losses related to changes in fair value reported in investment gains, net on our consolidated statements of income. All fees, upfront costs, and other cost basis adjustments are recognized in earnings as incurred.
Cash flows related to loans originally classified as held-for-investment are classified as either investing activities (e.g., principal repayments) or operating activities (e.g., interest payments received from borrowers included within net income) on our consolidated statements of cash flows. Cash flows related to loans originally classified as held-for-sale are classified as operating activities on our consolidated statements of cash flows.

FREDDIE MAC | 2022 Form 10-K	157

Financial Statements	Notes to Consolidated Financial Statements | Note 4
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 4.2 - Loans Purchased and Sold

	Year Ended December 31,
(In millions)	2022	2021	2020
Single-Family
Purchases:
Held-for-investment loans	$540,472	$1,215,276	$1,085,907
Sale of held-for-sale loans(1)	2,211	5,514	8,959
Multifamily
Purchases:
Held-for-investment loans	25,052	9,363	9,642
Held-for-sale loans	44,997	59,093	69,739
Sale of held-for-sale loans(2)	50,280	70,355	66,704
(1)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(2)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates.
Reclassifications

We reclassify loans from held-for-investment to held-for-sale depending on our intent and ability to hold the loan for the foreseeable future. Upon reclassification from held-for-investment to held-for-sale, we perform a collectability assessment. When we determine that a loan to be reclassified has experienced more-than-insignificant deterioration in credit quality since origination, the excess of the loan’s amortized cost basis over its fair value is written off against the allowance for credit losses prior to the reclassification. If the write-off amount exceeds the existing allowance for credit losses amount, an additional provision for credit losses is recognized. Any remaining allowance for credit losses after the write-off is reversed through provision for credit losses.
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
Table 4.3 - Loan Reclassifications(1)

	2022			2021
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$1,231	$30	$—	$1,642	$66	$—
Held-for-sale to held-for-investment(2)	249	15	16	266	18	—
Multifamily reclassifications from:
Held-for-investment to held-for-sale	1,394	2	(4)	2,602	7	—
Held-for-sale to held-for-investment	39	—	—	76	—	—
(1)Amounts exclude reclassifications related to loans for which we have elected the fair value option.
(2)Allowance for credit losses established upon reclassifications from held-for-sale to held-for-investment to reflect the net amount we expect to collect on the loan. Loans with prior charge-offs may have a negative allowance for credit losses established upon reclassification.
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

FREDDIE MAC | 2022 Form 10-K	158

Financial Statements	Notes to Consolidated Financial Statements | Note 4
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
For loans in active forbearance plans related to the COVID-19 pandemic that were current prior to receiving forbearance, we continue to accrue interest income while the loan is in forbearance and is three or more monthly payments past due when we believe the available evidence indicates that collectability of principal and interest is reasonably assured based on management judgment, taking into consideration additional factors, the most important of which is current LTV ratio. When we accrue interest on loans that are three or more monthly payments past due, we measure an allowance for expected credit losses on unpaid accrued interest receivable balances such that the balance sheet reflects the net amount of interest we expect to collect. See Note 6 for additional information on the allowance for credit losses on accrued interest receivable and Note 12 for additional information on interest income on mortgage loans.
The table below presents the amortized cost basis of non-accrual loans as of the beginning and the end of the periods presented, including the interest income recognized for the period that is related to the loans on non-accrual status as of the period end.
Table 4.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-accrual

	Non-accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	December 31, 2021	December 31, 2022	Year Ended December 31, 2022
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$17,013	$9,307	$172
15-year or less, amortizing fixed-rate	844	427	5
Adjustable-rate and other	793	361	6
Total Single-Family	18,650	10,095	183
Total Multifamily	—	42	2
Total Single-Family and Multifamily	$18,650	$10,137	$185

	Non-accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	December 31, 2020	December 31, 2021	Year Ended December 31, 2021
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$12,151	$17,013	$197
15-year or less, amortizing fixed-rate	696	844	7
Adjustable-rate and other	830	793	8
Total Single-Family	13,677	18,650	212
Total Multifamily	—	—	—
Total Single-Family and Multifamily	$13,677	$18,650	$212
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
Table 4.5 - Accrued Interest Receivable, Net and Related Charge-offs

	Accrued Interest Receivable, Net		Accrued Interest Receivable Related Charge-offs
(In millions)	December 31, 2022	December 31, 2021	Year Ended December 31, 2022	Year Ended December 31, 2021
Single-Family loans	$7,967	$7,065	($236)	($742)
Multifamily loans	220	125	—	—

FREDDIE MAC | 2022 Form 10-K	159

Financial Statements	Notes to Consolidated Financial Statements | Note 4
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
Table 4.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	December 31, 2022
	Year of Origination						Total
(In millions)	2022	2021	2020	2019	2018	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$66,153	$394,498	$489,315	$87,188	$38,955	$407,819	$1,483,928
> 60 to 80	158,421	424,141	190,167	28,991	7,870	10,426	820,016
> 80 to 90	79,901	90,006	4,405	569	164	419	175,464
> 90 to 100	86,109	8,911	397	56	24	143	95,640
> 100	2,568	49	6	6	5	156	2,790
Total 20- and 30-year or more, amortizing fixed-rate	393,152	917,605	684,290	116,810	47,018	418,963	2,577,838
15-year or less, amortizing fixed-rate
≤ 60	16,752	119,379	109,685	14,606	5,578	68,240	334,240
> 60 to 80	13,042	22,007	2,503	132	16	16	37,716
> 80 to 90	1,601	368	7	—	—	1	1,977
> 90 to 100	570	5	—	—	—	1	576
> 100	3	—	—	—	—	1	4
Total 15-year or less, amortizing fixed-rate	31,968	141,759	112,195	14,738	5,594	68,259	374,513
Adjustable-rate and other
≤ 60	1,255	2,779	1,524	634	428	15,139	21,759
> 60 to 80	2,322	1,956	214	76	28	445	5,041
> 80 to 90	1,127	186	5	1	1	34	1,354
> 90 to 100	836	11	—	—	—	14	861
> 100	26	—	—	—	—	9	35
Total Adjustable-rate and other	5,566	4,932	1,743	711	457	15,641	29,050
Total Single-Family loans	$430,686	$1,064,296	$798,228	$132,259	$53,069	$502,863	$2,981,401

Total for all loan product types by current LTV ratio:
≤ 60	$84,160	$516,656	$600,524	$102,428	$44,961	$491,198	$1,839,927
> 60 to 80	173,785	448,104	192,884	29,199	7,914	10,887	862,773
> 80 to 90	82,629	90,560	4,417	570	165	454	178,795
> 90 to 100	87,515	8,927	397	56	24	158	97,077
> 100	2,597	49	6	6	5	166	2,829
Total Single-Family loans	$430,686	$1,064,296	$798,228	$132,259	$53,069	$502,863	$2,981,401

FREDDIE MAC | 2022 Form 10-K	160

Financial Statements	Notes to Consolidated Financial Statements | Note 4

	December 31, 2021
	Year of Origination						Total
(In millions)	2021	2020	2019	2018	2017	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$260,244	$397,680	$77,812	$39,143	$61,434	$405,467	$1,241,780
> 60 to 80	467,193	334,560	60,570	18,914	12,715	17,354	911,306
> 80 to 90	124,074	28,944	2,034	482	208	818	156,560
> 90 to 100	66,851	1,083	126	45	29	309	68,443
> 100	75	2	4	8	18	328	435
Total 20- and 30-year or more, amortizing fixed-rate	918,437	762,269	140,546	58,592	74,404	424,276	2,378,524
15-year or less, amortizing fixed-rate
≤ 60	93,732	111,899	17,335	7,161	13,602	78,001	321,730
> 60 to 80	52,521	18,834	1,136	137	54	36	72,718
> 80 to 90	3,785	168	6	2	2	3	3,966
> 90 to 100	598	2	1	1	1	2	605
> 100	4	—	—	1	1	3	9
Total 15-year or less, amortizing fixed-rate	150,640	130,903	18,478	7,302	13,660	78,045	399,028
Adjustable-rate and other
≤ 60	2,054	1,554	727	543	1,657	17,517	24,052
> 60 to 80	2,435	535	209	90	190	795	4,254
> 80 to 90	417	16	6	3	4	66	512
> 90 to 100	116	—	—	—	—	30	146
> 100	1	—	—	—	—	18	19
Total Adjustable-rate and other	5,023	2,105	942	636	1,851	18,426	28,983
Total Single-Family loans	$1,074,100	$895,277	$159,966	$66,530	$89,915	$520,747	$2,806,535

Total for all loan product types by current LTV ratio:
≤ 60	$356,030	$511,133	$95,874	$46,847	$76,693	$500,985	$1,587,562
> 60 to 80	522,149	353,929	61,915	19,141	12,959	18,185	988,278
> 80 to 90	128,276	29,128	2,046	487	214	887	161,038
> 90 to 100	67,565	1,085	127	46	30	341	69,194
> 100	80	2	4	9	19	349	463
Total Single-Family loans	$1,074,100	$895,277	$159,966	$66,530	$89,915	$520,747	$2,806,535
Multifamily
The table below presents the amortized cost basis of our multifamily held-for-investment loans, for which we have not elected the fair value option, by credit quality indicator, based on available data through the end of each period presented. These indicators involve significant management judgment and are defined as follows:
■    "Pass" is current and adequately protected by the borrower's current financial strength and debt service capacity;
■    "Special mention" has administrative issues that may affect future repayment prospects but does not have current credit     weaknesses. In addition, this category generally includes loans in forbearance;
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

FREDDIE MAC | 2022 Form 10-K	161

Financial Statements	Notes to Consolidated Financial Statements | Note 4
Table 4.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	December 31, 2022
	Year of Origination							Total
(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans
Category:
Pass	$21,854	$7,638	$6,546	$4,784	$1,077	$2,646	$1,924	$46,469
Special mention	—	39	65	232	7	113	—	456
Substandard	—	1	3	27	7	131	—	169
Doubtful	—	—	—	—	—	—	—	—
Total	$21,854	$7,678	$6,614	$5,043	$1,091	$2,890	$1,924	$47,094

	December 31, 2021
	Year of Origination							Total
(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans
Category:
Pass	$6,955	$7,116	$5,273	$979	$610	$2,795	$2,275	$26,003
Special mention	—	40	372	—	3	42	—	457
Substandard	—	62	171	4	2	44	—	283
Doubtful	—	—	—	—	—	—	—	—
Total	$6,955	$7,218	$5,816	$983	$615	$2,881	$2,275	$26,743
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, for which we have not elected the fair value option, by payment status. We report single-family loans in forbearance as past due during the forbearance period to the extent that payments are past due based on the loan's original contractual terms, irrespective of the forbearance plan, based on the information reported to us by our servicers. We report multifamily loans in forbearance as current as long as the borrower is in compliance with the forbearance agreement, including the agreed upon repayment plan, even if payments are past due based on the loan's original contractual terms.
Table 4.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status

	December 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due and Accruing Interest	Non-accrual With No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,541,057	$19,820	$4,603	$12,358	$2,577,838	$3,432	$522
15-year or less, amortizing fixed-rate	372,065	1,590	250	608	374,513	191	9
Adjustable-rate and other	28,262	325	88	375	29,050	30	67
Total Single-Family	2,941,384	21,735	4,941	13,341	2,981,401	3,653	598
Total Multifamily	47,039	13	—	42	47,094	—	42
Total Single-Family and Multifamily	$2,988,423	$21,748	$4,941	$13,383	$3,028,495	$3,653	$640
Referenced footnotes are included after the prior period table.

FREDDIE MAC | 2022 Form 10-K	162

Financial Statements	Notes to Consolidated Financial Statements | Note 4

	December 31, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due and Accruing Interest	Non-accrual With No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,338,076	$14,833	$3,214	$22,401	$2,378,524	$5,784	$857
15-year or less, amortizing fixed-rate	396,030	1,550	230	1,218	399,028	392	13
Adjustable-rate and other	27,752	280	89	862	28,983	95	102
Total Single-Family	2,761,858	16,663	3,533	24,481	2,806,535	6,271	972
Total Multifamily	26,743	—	—	—	26,743	—	—
Total Single-Family and Multifamily	$2,788,601	$16,663	$3,533	$24,481	$2,833,278	$6,271	$972
(1)Includes $1.6 billion and $0.7 billion of loans that were in the process of foreclosure as of December 31, 2022 and December 31, 2021, respectively.
(2)Loans with no allowance for loan losses primarily represent those loans that were previously charged off and, therefore, the collateral value is sufficiently in excess of the amortized cost to result in recovery of the entire amortized cost basis if the property were foreclosed upon or otherwise subject to disposition. We exclude the amounts of allowance for credit losses on accrued interest receivable and advances of pre-foreclosure costs when determining whether a loan has an allowance for credit losses.
At the instruction of FHFA, we purchase single-family loans from trusts when they reach 24 months of delinquency, except for loans that meet certain criteria (e.g., permanently modified or foreclosure referral), which may be purchased sooner. Many delinquent single-family loans are purchased from trusts before they reach 24 months of delinquency under one of the exceptions provided. We must obtain FHFA’s approval to implement changes to our policy to purchase loans from trusts. We implemented the 24-month policy on January 1, 2021. Prior to that time, in accordance with FHFA instruction, we generally purchased single-family loans from trusts if they were delinquent for 120 days, subject to certain exceptions.
When we purchase single-family or multifamily loans from the trust, we record an extinguishment of the corresponding portion of debt of consolidated trusts and we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to mortgage loans held-for-investment by Freddie Mac. We purchased $11.4 billion and $4.2 billion in UPB of such loans from consolidated trusts during the years ended December 31, 2022 and December 31, 2021, respectively.
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

FREDDIE MAC | 2022 Form 10-K	163

Financial Statements	Notes to Consolidated Financial Statements | Note 4
Single-Family Loan Restructurings
We offer several types of restructurings to single-family borrowers that may result in a payment delay, interest rate reduction, term extension, or combination thereof. We do not offer principal forgiveness.
We offer the following types of restructurings to single-family borrowers that result in only a payment delay:
■    Forbearance plans - Arrangements that require reduced or no payments during a defined period that provides borrowers additional time to return to compliance with the original mortgage terms or to implement another type of loan workout option. Borrowers may exit forbearance by repaying all past due amounts thus fully reinstating the loan, paying off the loan in full, or entering into a repayment plan, a payment deferral plan, or a trial period plan pursuant to a loan modification. We offer forbearance of up to 12 months to single-family borrowers experiencing financial difficulty (and up to 18 months for certain borrowers affected by the COVID-19 pandemic). Borrowers may receive an initial forbearance term of one to six months and, if necessary, one or more forbearance term extensions of one to six months, as long as the delinquency of the mortgage does not exceed 12 months (and up to 18 months for certain borrowers affected by the COVID-19 pandemic).
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
In addition, we also offer single-family borrowers loan modifications, which are contractual plans that may involve changing the terms of the loan such as payment delays, interest rate reductions, term extensions, or a combination of these items. Payment delays in our loan modification programs most commonly consist of adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, and may also include principal forbearance, in which a portion of the principal balance becomes non-interest-bearing and is due at the earlier of the payoff date, maturity date, or sale of the property. Our modification programs generally require completion of a trial period of at least three months prior to receiving the modification. During the loan modification trial period, borrowers make payments that are an estimate of the anticipated modified payment amount, which is generally lower than the amount required by the loan's original contractual terms. As a result, loans in these modifications are granted a delay in the payment due under the original contractual terms during the trial period. We continue to report single-family loans in loan modification trial period plans as delinquent to the extent that payments are past due based on the loan’s original contractual terms. The amortized cost basis of loans in trial period modification plans was $1.3 billion as of December 31, 2022. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
Most of our modifications involve a combination of: (1) a payment delay in the form of adding outstanding indebtedness to the UPB of the loan and (2) an interest rate reduction, a term extension, or both.
For purposes of the disclosure related to single-family loan restructurings involving borrowers experiencing financial difficulty, we exclude loans that were held-for-sale either at the time of restructuring or at the period end. The table below presents the amortized cost basis of single-family held-for-investment loan restructurings involving borrowers experiencing financial difficulty that we entered into during 2022.
Table 4.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2022
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$21,968	$2,810	$6,699	$31,477	1.2%
15-year or less, amortizing fixed-rate	1,318	16	1	1,335	0.4
Adjustable-rate and other	386	38	104	528	1.8
Total Single-Family loan restructurings	$23,672	$2,864	$6,804	$33,340	1.1
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified.
(2)    Includes $12.5 billion related to payment deferral plans for 2022. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
(3)    Based on the amortized cost basis as of period end, divided by the total period-end amortized cost basis of the corresponding financing receivable class of single-family held-for-investment loans.

FREDDIE MAC | 2022 Form 10-K	164

Financial Statements	Notes to Consolidated Financial Statements | Note 4
The table below shows the financial effect of single-family held-for-investment loan restructurings involving borrowers experiencing financial difficulty that we entered into during 2022.
Table 4.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2022
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.4%	187	$21
15-year or less, amortizing fixed-rate	0.6	356	23
Adjustable-rate and other	2.3	223	26
(1)     Averages are based on payment deferral plans and loan modifications completed during 2022. The financial effects of forbearance plans and repayment plans consist of a payment delay of between one and twelve months. In addition, the financial effect of a forbearance plan is included at the time the forbearance plan is completed if the borrower exits forbearance by entering into a payment deferral plan or loan modification.
(2)     Primarily related to payment deferral plans. Amounts are based on non-interest-bearing principal balances on the restructured loans.
The following table provides the amortized cost basis of single-family held-for-investment loans restructured during 2022 involving borrowers experiencing financial difficulty that subsequently defaulted (i.e., loans that became two months delinquent) during 2022.
Table 4.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	2022
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,746	$215	$408	$2,369
15-year or less, amortizing fixed-rate	95	—	—	95
Adjustable-rate and other	39	5	6	50
Total Single-Family	$1,880	$220	$414	$2,514
(1)    Excludes forbearance plans and repayment plans as borrowers are typically past due based on the loan's original contractual terms at the time the borrowers enter into these plans.
The table below presents the amortized cost basis of single-family held-for-investment loans restructured during 2022 by payment status. While a single-family loan is in a forbearance plan or repayment plan, payments continue to be due based on the loan’s original contractual terms because the loan has not been permanently modified. As a result, we report single-family loans in forbearance plans and repayment plans as delinquent to the extent that payments are past due based on the loan’s original contractual terms. Loans that have been restructured by entering into a payment deferral plan or loan modification are reported as delinquent to the extent that payments are past due based on the loan's restructured terms.
Table 4.12 - Payment Status of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty

	December 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$19,766	$2,819	$1,973	$6,919	$31,477
15-year or less, amortizing fixed-rate	781	124	91	339	1,335
Adjustable-rate and other	328	35	26	139	528
Total Single-Family	$20,875	$2,978	$2,090	$7,397	$33,340

FREDDIE MAC | 2022 Form 10-K	165

Financial Statements	Notes to Consolidated Financial Statements | Note 4
Multifamily Loan Restructurings
We offer several types of restructurings to multifamily borrowers that may result in a payment delay, interest rate reduction, term extension, principal forgiveness, or combination thereof. In certain cases, we offer multifamily borrowers forbearance plans that allow borrowers to defer monthly payments during a defined period. After the forbearance period ends, the borrowers are required to repay forborne loan amounts in monthly installments. In addition, in certain cases, for maturing loans we may provide term extensions with no changes to the effective borrowing rate. In other cases, we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as interest rate reductions, term extensions, principal forbearance and/or forgiveness, or some combination of these items. There were no restructuring activities related to multifamily held-for-investment loans involving borrowers experiencing financial difficulty during 2022.
Prior Period Troubled Debt Restructuring Information

Prior to the adoption of ASU 2022-02, a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties was considered a TDR. A concession was deemed granted when, as a result of the restructuring, we did not expect to collect all amounts due, including interest accrued, at the original contractual interest rate. As appropriate, we also considered other qualitative factors in determining whether a concession was deemed granted, including whether the borrower's modified interest rate was consistent with that of a non-troubled borrower. We did not consider restructurings that resulted in an insignificant delay in payment to be a concession. We generally considered a delay in monthly amortizing payments of three months or less to be insignificant.
We elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act during the period beginning on March 1, 2020 and ending on January 1, 2022.
Prior to the adoption of ASU 2022-02, we measured an allowance for credit losses for TDRs we reasonably expected to occur and recognized an allowance for credit losses for the economic concession granted to a borrower for changes in the timing and amount of contractual cash flows when a loan was restructured. We reported single-family loans with modifications that were classified as TDRs based on the original product categories of the loans before modifications. The tables below include loans that were reclassified from held-for-investment to held-for-sale after TDR modifications.
The table below provides details of our single-family loan modifications that were classified as TDRs during the periods presented.
Table 4.13 - Single-Family TDR Modification Metrics

	2021	2020
Percentage of single-family loan modifications that were classified as TDRs with:
Interest rate reductions and related term extensions	13%	15%
Principal forbearance and related interest rate reductions and term extensions	33	22
Average coupon interest rate reduction	0.4%	0.3%
Average months of term extension	155	179

FREDDIE MAC | 2022 Form 10-K	166

Financial Statements	Notes to Consolidated Financial Statements | Note 4
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
Table 4.14 - TDR Activity

	Year Ended December 31,
	2021		2020
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-Family(1)(2):
20- and 30-year or more, amortizing fixed-rate	13,448	$2,368	22,471	$4,169
15-year or less, amortizing fixed-rate	1,620	167	2,584	283
Adjustable-rate and other	680	96	1,634	263
Total Single-Family	15,748	2,631	26,689	4,715
Multifamily	—	—	—	—
(1)The pre-TDR amortized cost basis for single-family loans initially classified as TDRs during the years ended December 31, 2021 and December 31, 2020 was $2.6 billion and $4.7 billion, respectively.
(2)Includes certain bankruptcy events and forbearance plans, repayment plans, payment deferral plans, and modification activities that did not qualify for the temporary relief related to TDRs provided by the CARES Act, based on servicer reporting at the time of the TDR event.
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default.
Table 4.15 - Payment Defaults of Completed TDR Modifications

	Year Ended December 31,
	2021		2020
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis	Number of Loans	Post-TDR Amortized Cost Basis
Single-Family:
20- and 30-year or more, amortizing fixed-rate	3,044	$535	10,339	$1,869
15-year or less, amortizing fixed-rate	121	13	482	58
Adjustable-rate and other	367	58	879	163
Total Single-Family	3,532	606	11,700	2,090
Multifamily	—	—	—	—
Non-Cash Investing and Financing Activities

During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, we acquired $396.7 billion, $705.4 billion, and $435.5 billion, respectively, of loans held-for-investment in exchange for the issuance of debt of consolidated trusts in guarantor swap transactions. We received approximately $174.6 billion, $263.9 billion, and $141.7 billion of loans held-for-investment from sellers during the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively, to satisfy advances to lenders that were recorded in other assets on our consolidated balance sheets.

FREDDIE MAC | 2022 Form 10-K	167

Financial Statements	Notes to Consolidated Financial Statements | Note 5
NOTE 5
Guarantees and Other Off-Balance Sheet Credit Exposures
Our guarantee activities primarily consist of mortgage-related guarantees in which we agree to absorb the credit risk of mortgage loans or other mortgage-related assets. In exchange for providing this guarantee, we receive an upfront or ongoing guarantee fee that is designed to be commensurate with the risks assumed and that will, over the long-term, provide us with cash flows that are expected to exceed the credit-related and administrative expenses of the underlying financial instruments. The profitability of our guarantee activities may vary and will depend on a number of factors, including our guarantee fee and the actual credit performance of the underlying financial instruments that we have guaranteed.
We do not separately recognize guarantees to consolidated VIEs as we have already recognized the assets and liabilities of those VIEs on our consolidated balance sheets. When we issue a guarantee to a nonconsolidated VIE or other third party that exposes us to incremental credit risk, we recognize both a guarantee obligation at fair value and the consideration we receive for providing the guarantee, which typically consists of a guarantee asset that represents the fair value of future guarantee fees. As a practical expedient, the measurement of the fair value of the guarantee obligation is set equal to the consideration we receive to provide the guarantee, and no gain or loss is recognized upon issuance of the guarantee. Subsequently, we recognize changes in the fair value of the guarantee asset in current period earnings and amortize the guarantee obligation into earnings as we are released from risk under the guarantee. We also recognize an allowance for expected credit losses over the contractual period in which we are exposed to credit risk. See Note 6 for additional information on our allowance for credit losses on financial guarantees and other off-balance sheet credit exposures.
Guarantee Activities

Mortgage-Related Guarantees

Nonconsolidated Securitization Products
The majority of our mortgage-related guarantees involve securitizations of multifamily mortgage loans where we do not consolidate the securitization trust. In these transactions, we guarantee the principal and interest payments on the senior classes of beneficial interests issued by the securitization trust(s). Our maximum exposure on these guarantees is generally limited to the UPB of the beneficial interests that we have guaranteed. We have credit protection in the form of subordination that will absorb losses prior to us having to absorb losses under our guarantee, thereby reducing our expected credit losses related to such guarantees. See Note 3 for additional information on nonconsolidated VIEs.
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
Guarantees of Fannie Mae Securities

We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. We extend our guarantee of these products to cover principal and interest that are payable from the underlying Fannie Mae collateral. Because both Freddie Mac and Fannie Mae are under the common control of FHFA, and due to Fannie Mae’s status as a GSE and the funding commitment available to it through its senior preferred stock purchase agreement with Treasury, we view the likelihood of being required to perform on our guarantee of Fannie Mae collateral as remote. See Note 3 for additional information on guarantees of Fannie Mae securities.
The table below shows information about our mortgage-related guarantees and guarantees of Fannie Mae securities, including the UPB of the loans or securities underlying the guarantee, the maximum potential amount of future payments that we could be required to make under the guarantee, the liability we have recognized on our consolidated balance sheets for the guarantee, and the maximum remaining term of the guarantee. This table does not include our unrecognized guarantees, such as guarantees to consolidated VIEs or to resecuritization trusts that do not expose us to incremental credit risk. We do not

FREDDIE MAC | 2022 Form 10-K	168

Financial Statements	Notes to Consolidated Financial Statements | Note 5
believe the potential amount of future payments we could be required to make is representative of the actual payments we will be required to make or the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements.
Table 5.1 - Financial Guarantees(1)

	December 31, 2022
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(2)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(3)	$31,604	$25,772	$391	40
Other mortgage-related guarantees	9,476	9,476	203	29
Total Single-Family mortgage-related guarantees	41,080	35,248	594
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(3)(4)	360,869	319,117	4,889	37
Other mortgage-related guarantees	10,510	10,510	379	36
Total Multifamily mortgage-related guarantees	371,379	329,627	5,268
Guarantees of Fannie Mae securities(5)	119,267	119,267	—	39
Other	$185	$435	$—	29

	December 31, 2021
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(2)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(3)	$33,438	$27,538	$398	39
Other mortgage-related guarantees	10,587	10,587	251	30
Total Single-Family mortgage-related guarantees	44,025	38,125	649
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(3)(4)	$362,627	$318,756	$4,673	38
Other mortgage-related guarantees	10,508	10,508	404	32
Total Multifamily mortgage-related guarantees	373,135	329,264	5,077
Guarantees of Fannie Mae securities(5)	110,765	110,765	—	40
Other	$357	$629	$—	29
(1)    Prior period amounts have been reclassified to conform to the current period presentation.
(2)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 6 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(3)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(4)    Includes UPB of $0.4 billion and $0.1 billion as of December 31, 2022 and December 31, 2021, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off. In addition, includes UPB of $2.1 billion and $2.2 billion related to guarantees that are accounted for as derivatives as of December 31, 2022 and December 31, 2021, respectively.
(5)    Excludes $0.1 billion and $0.4 billion as of December 31, 2022 and December 31, 2021, respectively, of guarantees of Fannie Mae securities which we have consolidated as we own all of the outstanding securities issued by the VIE.

FREDDIE MAC | 2022 Form 10-K	169

Financial Statements	Notes to Consolidated Financial Statements | Note 5
The table below shows the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 5.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	December 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$36,241	$2,072	$748	$2,019	$41,080
Multifamily	370,911	23	12	433	371,379
Total	$407,152	$2,095	$760	$2,452	$412,459

	December 31, 2021
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$38,964	$2,040	$692	$2,341	$44,037
Multifamily	372,764	47	7	317	373,135
Total	$411,728	$2,087	$699	$2,658	$417,172
Other Guarantees

We also enter into certain transactions that are accounted for as derivative instruments and are also considered guarantees under GAAP. These transactions include our obligation to make certain payments to VIEs to support payment of the interest due on the notes issued by those VIEs in certain CRT transactions, certain interest-rate guarantees related to our securitization and resecuritization products, certain market value guarantees, and guarantees of third-party derivative instruments. These transactions generally provide for no limitation on the maximum potential future payments under the guarantee, and we generally reduce our exposure to such guarantees through separate derivative contracts with third parties. The approximate remaining term of these guarantees varies and in many cases is based on the maturity of the underlying mortgage loans. See Note 9 for additional information on derivative instruments.
Indemnifications
In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See Note 17 for information on ongoing litigation. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at both December 31, 2022 and December 31, 2021.
Other Off-Balance Sheet Credit Exposures

In addition to our guarantees, we enter into other agreements that expose us to off-balance sheet credit risk. These agreements may require us to transfer cash before or upon settlement of our contractual obligation. We recognize an allowance for credit losses for those agreements not measured at fair value or otherwise recognized in the financial statements. Most of these commitments expire in less than one year. See Note 6 for additional discussion of our allowance for credit losses on our off-balance sheet credit exposures. The table below shows our other off-balance sheet credit exposures.
Table 5.3 - Other Off-Balance Sheet Credit Exposures

(In millions)	December 31, 2022	December 31, 2021
Mortgage loan purchase commitments(1)	$9,609	$14,645
Other commitments(2)	22,293	6,094
Total	$31,902	$20,739
(1)Includes $0.5 billion and $3.8 billion of commitments for which we have elected the fair value option as of December 31, 2022 and December 31, 2021, respectively. Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 9 for additional information on commitments accounted for as derivative instruments.
(2)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

FREDDIE MAC | 2022 Form 10-K	170

Financial Statements	Notes to Consolidated Financial Statements | Note 6
NOTE 6
Allowance for Credit Losses
On January 1, 2020, we adopted CECL. The general objective of CECL is to recognize an allowance for credit losses that is deducted from or added to the amortized cost basis of the financial asset to present the net amount expected to be collected on the financial asset on the balance sheet. In 1Q 2022, we adopted accounting guidance that eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, we no longer incorporate the expected credit losses for TDRs we reasonably expect will occur in our estimation of the allowance for credit losses. See Note 4 for more information on the adoption of the new accounting guidance.
The table below summarizes changes in our allowance for credit losses.
Table 6.1 - Details of the Allowance for Credit Losses

	December 31, 2022			December 31, 2021			December 31, 2020
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Beginning balance	$5,440	$78	$5,518	$6,353	$200	$6,553	$5,233	$68	$5,301
Provision (benefit) for credit losses	1,772	69	1,841	(919)	(122)	(1,041)	1,320	132	1,452
Charge-offs	(505)	—	(505)	(1,107)	—	(1,107)	(592)	—	(592)
Recoveries collected	148	—	148	197	—	197	210	—	210
Other(1)	891	—	891	916	—	916	182	—	182
Ending balance	$7,746	$147	$7,893	$5,440	$78	$5,518	$6,353	$200	$6,553

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$7,314	$77	$7,391	$4,913	$34	$4,947	$5,628	$104	$5,732
Other(2)	432	70	502	527	44	571	725	96	821
Total ending balance	$7,746	$147	$7,893	$5,440	$78	$5,518	$6,353	$200	$6,553
(1)Primarily includes capitalization of past due interest related to non-accrual loans that receive payment deferral plans and loan modifications.
(2)Includes allowance for credit losses related to advances of pre-foreclosure costs, accrued interest receivable, and off-balance sheet credit exposures.
■    2022 vs. 2021 - A provision for credit losses for 2022 compared to a benefit for credit losses for 2021 primarily driven by declining observed and forecasted house price appreciation.
■    2021 vs. 2020 - A benefit for credit losses for 2021 compared to a provision for credit losses for 2020 primarily driven by a reserve release due to reduced expected credit losses related to COVID-19 during 2021 as economic conditions improved, partially offset by an increase in expected losses on new single-family loans due to growth in our Single-Family mortgage portfolio.
In addition, charge-offs decreased in 2022 compared to 2021 due to a decrease in charge-offs of accrued interest receivable during 2022. Charge-offs increased in 2021 compared to 2020 due to an increase in the number of loans we placed on non-accrual status.
Allowance for Credit Losses Methodology

We recognize changes in the allowance for credit losses through provision for credit losses on our consolidated statements of income.
Mortgage Loans Held-for-Investment

Our allowance for credit losses on mortgage loans pertains to single-family and multifamily loans classified as held-for-investment for which we have not elected the fair value option. We measure the allowance for credit losses on a pooled basis when our loans share similar risk characteristics. We record charge-offs in the period in which a loan is deemed uncollectible. Proceeds received in excess of amounts previously written off are recorded as a decrease to non-interest expense on our consolidated statements of income.

FREDDIE MAC | 2022 Form 10-K	171

Financial Statements	Notes to Consolidated Financial Statements | Note 6
Single-Family
We estimate the allowance for credit losses for single-family loans on a pooled basis using a discounted cash flow model that evaluates a variety of factors to estimate the cash flows we expect to collect. If we determine that foreclosure on the underlying collateral is probable, we measure the allowance for credit losses for single-family loans based upon the fair value of the collateral, less costs to sell, adjusted for estimated proceeds from credit enhancements that are not freestanding contracts.
The discounted cash flow model we use to estimate the single-family loan allowance for credit losses forecasts cash flows over the loan’s remaining contractual term, adjusted for expectations of prepayments. As a result, we do not revert to historical loss information for single-family loans. Cash flow estimates are discounted at the loan’s prepayment-adjusted effective interest rate, which is adjusted for projections in the underlying benchmark interest rate for adjustable-rate loans. We project cash flows we expect to collect using our historical experience, such as historical default rates and severity of loss, based on loan characteristics, such as current LTV ratios, delinquency status, geography, and borrowers' credit scores. These cash flow estimates are adjusted for current and forecasted economic conditions, such as current and forecasted interest rates and house price growth rates, and estimated recoveries from loss mitigation activities, credit enhancements that are not freestanding contracts, and disposition of collateral, less estimated disposition costs.
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
We review the outputs of our model by considering qualitative factors such as current economic events and other external factors to determine whether the model outputs are consistent with our expectations. Further management adjustments may be necessary to take into consideration the qualitative factors that have occurred but that are not yet reflected in the factors used to derive the model outputs or the uncertainty inherent in our projections. Significant judgment is exercised in making these adjustments.
Credit enhancements that are not freestanding contracts are obtained contemporaneously with, and in contemplation of, the origination of a financial instrument, and effectively travel with the financial instrument upon sale. Credit enhancements that are not freestanding contracts include primary mortgage insurance, which provides us with loan-level protection up to a specified percentage.
Expected recoveries from credit enhancements that are not freestanding contracts are considered in determining the allowance for loan losses as discussed above, resulting in a reduction in the recognized provision for credit losses by the amount of the expected recoveries. Subsequent to foreclosure and charge-off of the allowance for credit losses, we reclassify expected recoveries from credit enhancements that were not freestanding contracts and were previously offset against the allowance for credit losses as separate receivables. We do not consider potential recoveries from freestanding credit enhancement contracts when measuring our allowance for credit losses.
Multifamily
We estimate the allowance for credit losses for multifamily loans using a loss-rate method to estimate the net amount of cash flows we expect to collect. The loss-rate method is based on a probability of default and loss given default framework that estimates credit losses by considering a loan’s underlying characteristics and current and forecasted economic conditions. Loan characteristics considered by our model include vintage, loan term, current DSCR, current LTV ratio, occupancy rate, and interest rate hedges. We generally forecast economic conditions over a reasonable and supportable two-year period prior to reverting to historical averages at the model input level over a five-year period, using a linear reversion method. We also consider as model inputs expected prepayments, contractually specified extensions, expected recoveries from collateral posting requirements, and the expected recoveries from credit enhancements that are not freestanding contracts.
Our loss rates incorporate published historical commercial loan performance data, which we calibrate for differences between that data and our portfolio experience. Except for cases of fraud and certain other types of borrower defaults, most multifamily loans are nonrecourse to the borrower. As a result, the cash flows of the underlying property (including any credit enhancements that are not freestanding contracts) serve as the primary source of funds for repayment of the loan. For loans where we determined that the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral, we measure the allowance for credit losses using the fair value of

FREDDIE MAC | 2022 Form 10-K	172

Financial Statements	Notes to Consolidated Financial Statements | Note 6
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
Off-Balance Sheet Credit Exposures

We recognize an allowance for credit losses on off-balance sheet credit exposures for our guarantees that are not measured at fair value and other off-balance sheet arrangements based on expected credit losses over the contractual period in which we are exposed to credit risk through a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. We include this allowance for credit losses on off-balance sheet credit exposures within other liabilities on our consolidated balance sheets, with changes recognized through provision for credit losses on our consolidated statements of income.
Our methodologies for estimating the allowance for credit losses on off-balance sheet credit exposures for our Single-Family and Multifamily guarantees are generally consistent with our methodologies for estimating the allowance for credit losses for single-family mortgage loans and multifamily mortgage loans, respectively.
We obtain credit enhancements for certain of our guarantees through the creation of unguaranteed subordinated securities issued by nonconsolidated securitization trusts that absorb first losses prior to us having to perform on our guarantee of the senior securities. We consider the effect of subordination and other credit enhancements that are not freestanding contracts when measuring the allowance for credit losses on off-balance sheet credit exposures and, as a result, recognize such an allowance only if expected credit losses exceed the remaining amount of subordination. For many of our guarantees, expected credit losses do not exceed the remaining amount of subordination. We have not recorded an allowance for credit losses on our guarantees of Fannie Mae securities due to the support provided to Fannie Mae by the U.S. government, the importance of Fannie Mae to the liquidity and stability of the U.S. housing market, and the long history of zero credit losses on Fannie Mae securities.

FREDDIE MAC | 2022 Form 10-K	173

Financial Statements	Notes to Consolidated Financial Statements | Note 7
NOTE 7
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 7.1 - Investment Securities

(In millions)	December 31, 2022	December 31, 2021
Trading securities	$32,167	$49,003
Available-for-sale securities	6,534	4,012
Total fair value of investment securities	$38,701	$53,015
We currently classify and account for our securities as either available-for-sale or trading. Securities classified as available-for-sale and trading are reported at fair value with changes in fair value included in AOCI, net of taxes and investment gains, net, respectively. See Note 16 for more information on how we determine the fair value of securities.
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
Table 7.2 - Trading Securities

(In millions)	December 31, 2022	December 31, 2021
Mortgage-related securities	$8,334	$16,231
Non-mortgage-related securities	23,833	32,772
Total fair value of trading securities	$32,167	$49,003
For trading securities held at December 31, 2022, 2021, and 2020, we recorded net unrealized losses of $1.8 billion, $0.6 billion, and $0.3 billion during 2022, 2021 and 2020, respectively.

FREDDIE MAC | 2022 Form 10-K	174

Financial Statements	Notes to Consolidated Financial Statements | Note 7
Available-for-Sale Securities

At both December 31, 2022 and December 31, 2021, all available-for-sale securities were mortgage-related securities.
The table below provides details of the securities classified as available-for-sale on our consolidated balance sheets.
Table 7.3 - Available-for-Sale Securities

(In millions)	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
December 31, 2022	$6,644	$194	($304)	$6,534	$15
December 31, 2021	3,638	376	(2)	4,012	10
The fair value of our available-for-sale securities held at December 31, 2022 scheduled to contractually mature after ten years was $1.5 billion, with an additional $4.3 billion scheduled to contractually mature after five years through ten years.
Gains and losses on the sale of securities are included in investment gains, net, including those gains (losses) reclassified into earnings from AOCI. We use the specific identification method for determining the cost basis of a security in computing the gain or loss.
The table below summarizes the gross realized gains and gross realized losses from sales of available-for-sale securities.
Table 7.4 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

	Year Ended December 31,
(In millions)	2022	2021	2020
Gross realized gains	$34	$540	$501
Gross realized losses	(10)	(60)	(108)
Net realized gains	$24	$480	$393
Non-Cash Investing and Financing Activities

During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, we recognized $9.0 billion, $34.8 billion, and $30.8 billion, respectively, of investments in securities in exchange for the issuance of debt of consolidated trusts through partial sales of commingled single-class resecuritization products that were previously consolidated.
During the years ended December 31, 2022 and December 31, 2021, we derecognized $13.3 billion and $1.1 billion, respectively, of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary.
During the year ended December 31, 2022, we purchased $6.6 billion and sold $6.8 billion of non-mortgage-related securities that were traded, but not settled at December 31, 2022. We settled our purchase and sale obligations during the first quarter of 2023.

FREDDIE MAC | 2022 Form 10-K	175

Financial Statements	Notes to Consolidated Financial Statements | Note 8
NOTE 8
Debt
The table below summarizes the balances of total debt on our consolidated balance sheets.
Table 8.1 - Total Debt

	December 31,
(In millions)	2022	2021
Debt of consolidated trusts	$2,979,070	$2,803,054
Debt of Freddie Mac:
Short-term debt	7,712	—
Long-term debt	159,050	177,131
Total debt of Freddie Mac	166,762	177,131
Total debt	$3,145,832	$2,980,185
Debt securities that we issue are classified as either debt of consolidated trusts held by third parties or debt of Freddie Mac. We issue debt of Freddie Mac to fund our operations.
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
We elected the fair value option on debt that contains embedded derivatives, including certain STACR and SCR debt notes, and certain other debt issuances. Changes in the fair value of these debt obligations are recorded in investment gains, net, with any upfront costs and fees incurred or received in exchange for the issuance of the debt being recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities. For additional information on our election of the fair value option, see Note 16.
When we repurchase or call outstanding debt securities, we recognize the difference between the amount paid to redeem the debt security and the carrying value in earnings as a component of investment gains, net. Contemporaneous transfers of cash between us and a creditor in connection with the issuance of a new debt security and satisfaction of an existing debt security are accounted for as either an extinguishment or a modification of an existing debt security. If the debt securities have substantially different terms, the transaction is accounted for as an extinguishment of the existing debt security. The issuance of a new debt security is recorded at fair value, fees paid to the creditor are expensed as incurred, and fees paid to third parties are deferred and amortized into interest expense over the life of the new debt security using the effective interest method. If the terms of the existing debt security and the new debt security are not substantially different, the transaction is accounted for as a modification of the existing debt. Fees paid to the creditor are deferred and amortized into interest expense over the life of the modified debt security using the effective interest method and fees paid to third parties are expensed as incurred.
We also engage in dollar roll transactions whereby we enter into an agreement to sell and subsequently repurchase (or purchase and subsequently resell) agency securities. When these transactions involve securities issued by consolidated entities, they are treated as issuances and extinguishments of debt.
Under the Purchase Agreement, without the prior written consent of Treasury, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Because of this debt limit, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Under the Purchase Agreement, the amount of our "indebtedness" is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs. Therefore, "indebtedness" generally does not include debt of consolidated trusts held by third parties. We also cannot become liable for any subordinated indebtedness without the prior consent of Treasury. See Note 2 for information regarding restrictions on the amount of mortgage-related securities that we may own.
Our debt cap under the Purchase Agreement decreased from $300 billion to $270 billion on January 1, 2023 pursuant to the January 2021 Letter Agreement. As of December 31, 2022, our aggregate indebtedness for purposes of the debt cap was $178.1 billion. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.

FREDDIE MAC | 2022 Form 10-K	176

Financial Statements	Notes to Consolidated Financial Statements | Note 8
Debt of Consolidated Trusts

Debt of consolidated trusts held by third parties represent our liability to third parties that hold beneficial interests in our consolidated trusts. Debt of consolidated trusts held by third parties are subject to prepayment risk as their payments are based upon the performance of the underlying mortgage loans that may be prepaid by the related mortgage borrower at any time generally without penalty.
The table below summarizes the debt of consolidated trusts based on underlying loan product type.
Table 8.2 - Debt of Consolidated Trusts

	December 31, 2022				December 31, 2021
(In millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family(3):
20-and 30-year or more, fixed-rate	2023 - 2061	$2,507,235	$2,550,137	2.76%	2022 - 2061	$2,297,650	$2,358,397	2.62%
15-year or less, fixed-rate	2023 - 2038	367,844	374,339	2.14	2022 - 2037	390,320	399,647	2.13
Adjustable-rate and other	2023 - 2053	23,561	24,153	3.04	2022 - 2052	24,248	24,921	2.31
Total Single-Family		2,898,640	2,948,629			2,712,218	2,782,965
Multifamily	2023 - 2052	30,927	30,441	2.66	2022 - 2051	19,838	20,089	2.17
Total debt of consolidated trusts		$2,929,567	$2,979,070			$2,732,056	$2,803,054
(1)Includes $1.9 billion and $1.1 billion at December 31, 2022 and December 31, 2021, respectively, of debt of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt of consolidated trusts was 2.39% and 1.71% as of December 31, 2022 and December 31, 2021, respectively.
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
The table below summarizes the balances and effective interest rates for short-term debt.
Table 8.3 - Short-Term Debt

	December 31, 2022			December 31, 2021
(In millions)	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Short-term debt:
Discount notes and Reference Bills®	$6,826	$6,822	3.71%	$—	$—	—%
Medium-term notes	890	890	1.81	—	—	—
Securities sold under agreements to repurchase	11,991	11,991	3.86	7,333	7,333	(0.10)
Offsetting arrangements(1)	(11,991)	(11,991)		(7,333)	(7,333)
Total short-term debt	$7,716	$7,712	3.49%	$—	$—	—%
(1)We offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell on our consolidated balance sheets, when such amounts meet the conditions for offsetting in the accounting guidance.

FREDDIE MAC | 2022 Form 10-K	177

Financial Statements	Notes to Consolidated Financial Statements | Note 8
Long-Term Debt

The table below summarizes our long-term debt.
Table 8.4 - Long-Term Debt

	December 31, 2022				December 31, 2021
(In millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Long-term debt:
Fixed-rate:
Medium-term notes — callable	2023 - 2050	$103,584	$103,528	1.96%	2022 - 2050	$68,411	$68,364	0.80%
Medium-term notes — non-callable	2023 - 2028	2,747	2,747	0.73	2022 - 2028	6,551	6,573	0.54
Reference Notes securities — non-callable	2023 - 2032	49,801	49,832	1.76	2022 - 2032	59,412	59,413	1.19
STACR and SCR debt notes	2031 - 2032	90	93	13.00	2031 - 2042	103	106	12.69
Variable-rate:
Medium-term notes — callable	2023 - 2027	4,691	4,689	3.95	2022 - 2025	166	166	1.75
Medium-term notes — non-callable	2026	47	47	8.10	2022 - 2026	33,090	33,087	0.23
STACR	2023 - 2042	4,562	4,448	8.79	2023 - 2042	9,036	8,875	4.13
Zero-coupon:
Medium-term notes — non-callable	2023 - 2039	4,841	2,913	6.11	2022 - 2039	4,846	2,740	6.05
Other	2047 - 2052	—	137	0.82	2047 - 2051	—	74	0.45
Hedging-related basis adjustments		N/A	(9,384)			N/A	(2,267)
Total long-term debt		$170,363	$159,050	2.20%		$181,615	$177,131	1.07%
(1)Represents par value, net of associated discounts or premiums and issuance costs. Includes $1.1 billion and $1.4 billion at December 31, 2022 and December 31, 2021, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected.
(2)Based on carrying amount.
A portion of our long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.
The table below summarizes the contractual maturities of long-term debt securities at December 31, 2022.
Table 8.5 - Contractual Maturities of Long-Term Debt and Debt Securities

(In millions)	Amounts
Annual Maturities
Long-term debt (excluding STACR and SCR debt notes):
2023	$40,827
2024	32,261
2025	51,658
2026	5,739
2027	7,603
Thereafter	27,623
Debt of consolidated trusts, STACR, and SCR debt notes(1)	2,934,219
Total	3,099,930
Net discounts, premiums, debt issuance costs, hedge-related, and other basis adjustments(2)	38,190
Total debt of consolidated trusts, STACR, SCR and long-term debt	$3,138,120
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
Non-Cash Investing and Financing Activities

During the year ended December 31, 2020, we issued $0.8 billion of debt of Freddie Mac in exchange for cash collateral that was previously pledged by sellers.

FREDDIE MAC | 2022 Form 10-K	178

Financial Statements	Notes to Consolidated Financial Statements | Note 9

NOTE 9
Derivatives
We analyze the interest-rate sensitivity of financial assets and liabilities across a variety of interest-rate scenarios based on market prices, models, and economics. We use derivatives primarily to hedge interest-rate sensitivity mismatches between our financial assets and liabilities. We designate certain derivatives as hedging instruments in qualifying hedge accounting relationships. Interest-rate risk management derivatives that are not designated in qualifying hedge accounting relationships are economic hedges of financial instruments measured at fair value on a recurring basis or of other transactions or instruments that expose us to interest-rate risk. When we use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty credit risk, and our overall risk management strategy.
We principally use interest-rate swaps, purchased or written options (including swaptions), and exchange-traded futures in our interest-rate risk management activities. We routinely enter into commitments to purchase and sell investments in mortgage-related securities, purchase and sell mortgage loans, and purchase and extinguish or issue debt of our consolidated trusts. Most of these commitments meet the definition of a derivative and, therefore, are subject to the accounting guidance for derivatives and hedging. We also enter into certain types of guarantees that are accounted for as derivatives. These guarantees primarily include our obligation to support payment of the interest due on the notes issued by VIEs used in certain CRT transactions.
Derivatives are reported at their fair value on our consolidated balance sheets. Changes in fair value on derivatives not in qualifying fair value hedge relationships are recorded as investment gains, net, on our consolidated statements of income. Derivatives in a net asset position, including net derivative interest receivable or payable, are reported as derivative assets, net, which is included in other assets on our consolidated balance sheets. Similarly, derivatives in a net liability position, including net derivative interest receivable or payable, are reported as derivative liabilities, net, which is included in other liabilities on our consolidated balance sheets. We offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Non-cash collateral held is not recognized on our consolidated balance sheets as we do not obtain effective control over the collateral, and non-cash collateral posted is not derecognized from our consolidated balance sheets as we do not relinquish effective control over the collateral. Therefore, non-cash collateral held or posted is not presented as an offset against derivative assets or derivative liabilities on our consolidated balance sheets. See Note 10 for additional information on collateral and offsetting related to derivative instruments.
We evaluate whether financial instruments that we purchase or issue contain embedded derivatives. We generally elect to measure newly acquired or issued financial instruments that contain embedded derivatives at fair value, with changes in fair value recorded in earnings.
On our consolidated statements of cash flows, cash flows related to derivatives are classified as either operating activities (such as periodic settlements of interest payments) or investing activities (such as variation margin payments and cash flows related to the acquisition and termination of derivatives) depending on the nature of the activity. Cash flows related to physical settlement of forward commitments accounted for as derivative instruments are classified as operating, investing, or financing activities depending on the financial instruments to which they relate.
Hedge Accounting

We apply fair value hedge accounting to certain single-family mortgage loans where we hedge the changes in fair value of these loans attributable to the designated benchmark interest rate, using interest-rate swaps. We also apply fair value hedge accounting to certain issuances of debt where we hedge the changes in fair value of the debt attributable to the designated benchmark interest rate, using interest-rate swaps. Under the last-of-layer fair value hedge accounting strategy, we hedge the changes in fair value of a portion of a closed pool of single-family mortgage loans that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. As part of this strategy, we have also elected to measure the change in fair value of the hedged item on the basis of the benchmark rate component of the contractual coupon cash flows determined at the hedge inception and by assuming the hedged item has a term that reflects only the designated cash flows being hedged.
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

FREDDIE MAC | 2022 Form 10-K	179

Financial Statements	Notes to Consolidated Financial Statements | Note 9

If a hedge relationship qualifies for fair value hedge accounting, all changes in fair value of the derivative hedging instrument, including interest accruals, are recognized in the same consolidated statements of income line item used to present the earnings effect of the hedged item. Therefore, changes in the fair value of the hedged item, mortgage loans and debt, attributable to the risk being hedged are recognized in interest income and interest expense, respectively, along with the changes in the fair value of the respective derivative hedging instruments.
Changes in the fair value of the hedged item attributable to the risk being hedged are recognized as a cumulative basis adjustment against the mortgage loans and debt. The cumulative basis adjustments are amortized to the same consolidated statements of income line item used to present the changes in fair value of the hedged item using the effective interest method considering the contractual terms of the hedged item, with amortization beginning no later than the period in which hedge accounting was discontinued.
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.
Table 9.1 - Derivative Assets and Liabilities at Fair Value(1)

	December 31, 2022			December 31, 2021
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$480,824	$1,762	($526)	$561,393	$1,941	($3,579)
Written options	46,101	—	(1,857)	34,861	—	(1,597)
Purchased options(2)	92,010	4,302	—	137,873	3,589	—
Futures	182,330	—	—	126,528	—	—
Total interest-rate risk management derivatives	801,265	6,064	(2,383)	860,655	5,530	(5,176)
Mortgage commitment derivatives	29,354	12	(11)	83,656	79	(86)
CRT-related derivatives(3)	31,647	—	(55)	24,586	—	(28)
Other	14,426	2	(624)	13,100	17	(30)
Total derivatives not designated as hedges	876,692	6,078	(3,073)	981,997	5,626	(5,320)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	181,298	321	(7,847)	154,819	54	(2,685)
Total derivatives designated as fair value hedges	181,298	321	(7,847)	154,819	54	(2,685)
Receivables (payables)		35	(25)		27	(39)
Netting adjustments(4)		(6,127)	10,187		(5,247)	7,762
Total derivative portfolio, net	$1,057,990	$307	($758)	$1,136,816	$460	($282)
(1)Derivative interest receivable (payable) is included in the respective fair value of the derivative asset (liability) and is no longer presented separately. Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)Includes swaptions on credit indices with a notional or contractual amount of $10.1 billion and $9.4 billion at December 31, 2022 and December 31, 2021 respectively, and a fair value of $2.0 million and $1.0 million at December 31, 2022 and December 31, 2021, respectively.
(3)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
(4)Represents counterparty netting and cash collateral netting.

FREDDIE MAC | 2022 Form 10-K	180

Financial Statements	Notes to Consolidated Financial Statements | Note 9

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives not designated in qualifying hedge relationships. These amounts are reported on our consolidated statements of income as investment gains, net.
Table 9.2 - Gains and Losses on Derivatives(1)

	Year Ended December 31,
(In millions)	2022	2021	2020
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$970	$1,007	($3,433)
Written options	(903)	($77)	($161)
Purchased options	1,794	($716)	$2,633
Futures	2,249	$235	($2,442)
Total interest-rate risk management derivatives fair value gains (losses)	4,110	449	(3,403)
Mortgage commitment derivatives	2,743	713	(1,856)
CRT-related derivatives(2)	(172)	9	113
Other	(225)	(20)	108
Total derivatives not designated as hedges fair value gains (losses)	$6,456	$1,151	($5,038)
(1)Accrual of periodic cash settlements on swaps is included in the respective gain (loss) of the derivative and is no longer presented separately. Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
Fair Value Hedges

The table below presents the effects of fair value hedge accounting by consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 9.3 - Gains and Losses on Fair Value Hedges

	Year Ended December 31,
	2022		2021		2020
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our consolidated statements of income in which the effects of fair value hedges are recorded:	$83,458	($65,453)	$61,527	($43,947)	$62,340	($49,569)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(5,817)	—	(457)	—	5,071	—
Derivatives designated as hedging instruments	5,000	—	529	—	(4,836)	—
Interest accruals on hedging instruments	(294)	—	(433)	—	(434)	—
Discontinued hedge related basis adjustments amortization	(79)	—	(1,884)	—	(2,840)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	7,130	—	2,698	—	(49)
Derivatives designated as hedging instruments	—	(7,267)	—	(2,895)	—	11
Interest accruals on hedging instruments	—	(1,053)	—	931	—	835
Discontinued hedge related basis adjustment amortization	—	(8)	—	55	—	60

FREDDIE MAC | 2022 Form 10-K	181

Financial Statements	Notes to Consolidated Financial Statements | Note 9

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 9.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	December 31, 2022
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,108,098	($3,122)	($959)	($2,163)	$79,070	$11,516
Mortgage loans held-for-sale	67	1	—	1	—	—
Debt	(142,511)	9,384	—	123	—	—

	December 31, 2021
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Last-of-Layer Method
(In millions)		Total	Under the Last-of-Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$855,173	$2,774	$—	$2,774	$—	$—
Debt	(124,235)	2,267	—	(30)	—	—

FREDDIE MAC | 2022 Form 10-K	182

Financial Statements	Notes to Consolidated Financial Statements | Note 10

NOTE 10
Collateralized Agreements and Offsetting Arrangements
Derivative Portfolio

We refer to standardized interest-rate futures contracts and options on futures contracts as exchange-traded derivatives. Cleared derivatives refer to interest-rate swaps that the U.S. Commodity Futures Trading Commission has determined are subject to the central clearing requirement of the Dodd-Frank Act. OTC derivatives refer to those derivatives that are bilaterally negotiated with counterparties and settled with those counterparties.
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
A significant majority of our net uncollateralized exposure to OTC derivative counterparties is concentrated with three counterparties, all of which were investment grade as of December 31, 2022. We regularly review the market value of securities pledged as collateral and derivative counterparty collateral posting thresholds, where applicable, in an effort to manage our exposure to losses.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after giving consideration to our credit rating. The aggregate fair value of our OTC derivative instruments containing credit-risk related contingent features, netted by counterparty, that were in a liability position on December 31, 2022 and December 31, 2021 was $27 million and $2.0 billion, respectively, for which we posted cash and non-cash collateral of $17 million and $1.9 billion, respectively, in the normal course of business. A reduction in our credit ratings may trigger additional collateral requirements related to these OTC derivative instruments. If a reduction in our credit ratings had triggered additional collateral requirements related to these OTC derivative instruments on December 31, 2022 and December 31, 2021, the maximum additional collateral we would have been required to post to our counterparties would be $10 million and $108 million, respectively.
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

FREDDIE MAC | 2022 Form 10-K	183

Financial Statements	Notes to Consolidated Financial Statements | Note 10

Other Derivatives

Many of our transactions involving forward purchase and sale commitments of mortgage-related securities utilize the MBSD/FICC as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the counterparty credit risk of the organization (including its clearing members). In June 2022, the FICC amended the MBSD clearing rules to provide that variation margin payments constitute daily settlement of exposure and not a component of the required fund deposit. As a result, for our forward purchase and sale commitments of mortgage-related securities transacted with MBSD/FICC, we changed the characterization of variation margin payments from posting of margin collateral to settlements. In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we could be subject to loss, as members are generally required to cover losses caused by defaulting members on a pro rata basis. It is difficult to estimate our maximum exposure under these transactions, as this would require an assessment of transactions that we and other members of the MBSD/FICC may execute in the future.
Securities Purchased Under Agreements to Resell

As an investor, we enter into arrangements to purchase securities under agreements to subsequently resell the identical or substantially the same securities to our counterparty. Our counterparties to these transactions are required to pledge the purchased securities as collateral for their obligation to repurchase those securities at a later date. While such transactions involve the legal transfer of securities, they are accounted for as secured financings because the transferor does not relinquish effective control over the securities transferred. These agreements may allow us to repledge all, or a portion, of the collateral pledged to us, and we may repledge such collateral periodically, although it is not typically our practice to repledge collateral that has been pledged to us. For certain transactions with central clearing organizations, we receive a net amount of collateral when there is an offsetting position related to securities sold under agreements to repurchase.
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
Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are effectively collateralized borrowings where we sell securities with an agreement to repurchase such securities at a future date. We are required to pledge the sold securities to the counterparties to these transactions as collateral for our obligation to repurchase these securities at a later date. Similar to the securities purchased under agreements to resell transactions, these transactions involve the legal transfer of securities. However, they are accounted for as secured financings because the transferor does not relinquish effective control over the securities transferred. These agreements may allow our counterparties to repledge all or a portion of the collateral. For certain transactions with central clearing organizations, we pledge a net amount of collateral when there is an offsetting position related to securities purchased under agreements to resell.
Offsetting of Financial Assets and Liabilities

When we receive cash collateral, we recognize the amount received along with a corresponding obligation to return the collateral. When we post cash collateral, we derecognize the amount posted and record a corresponding asset for our right to receive the return of the collateral. We generally do not recognize or derecognize collateral received or pledged in the form of securities as the transferor in such arrangements does not relinquish effective control over the securities transferred. See Note 9 for additional information on our consolidated balance sheets presentation of collateral related to derivatives transactions. At December 31, 2022 and December 31, 2021, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.

FREDDIE MAC | 2022 Form 10-K	184

Financial Statements	Notes to Consolidated Financial Statements | Note 10

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

FREDDIE MAC | 2022 Form 10-K	185

Financial Statements	Notes to Consolidated Financial Statements | Note 10

Table 10.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	December 31, 2022
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$6,385	($4,468)	($1,681)	$236	($214)	$22
Cleared and exchange-traded derivatives	28	—	22	50	—	50
Mortgage commitment derivatives	19	—	—	19	(4)	15
Other	2	—	—	2	—	2
Total derivatives	6,434	(4,468)	(1,659)	307	(218)	89
Securities purchased under agreements to resell	99,286	(11,991)	—	87,295	(87,295)	—
Total	$105,720	($16,459)	($1,659)	$87,602	($87,513)	$89
Liabilities:
Derivatives:
OTC derivatives	($10,230)	$4,468	$5,702	($60)	$23	($37)
Cleared and exchange-traded derivatives	(25)	—	17	(8)	8	—
Mortgage commitment derivatives	(11)	—	—	(11)	—	(11)
Other	(679)	—	—	(679)	—	(679)
Total derivatives	(10,945)	4,468	5,719	(758)	31	(727)
Securities sold under agreements to repurchase	(11,991)	11,991	—	—	—	—
Total	($22,936)	$16,459	$5,719	($758)	$31	($727)

	December 31, 2021
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$5,551	($4,318)	($963)	$270	($250)	$20
Cleared and exchange-traded derivatives	60	(4)	38	94	—	94
Mortgage commitment derivatives	79	—	—	79	—	79
Other	17	—	—	17	—	17
Total derivatives	5,707	(4,322)	(925)	460	(250)	210
Securities purchased under agreements to resell	78,536	(7,333)	—	71,203	(71,203)	—
Total	$84,243	($11,655)	($925)	$71,663	($71,453)	$210
Liabilities:
Derivatives:
OTC derivatives	($7,861)	$4,318	$3,418	($125)	$—	($125)
Cleared and exchange-traded derivatives	(39)	4	22	(13)	13	—
Mortgage commitment derivatives	(86)	—	—	(86)	—	(86)
Other	(58)	—	—	(58)	—	(58)
Total derivatives	(8,044)	4,322	3,440	(282)	13	(269)
Securities sold under agreements to repurchase	(7,333)	7,333	—	—	—	—
Total	($15,377)	$11,655	$3,440	($282)	$13	($269)

(1)Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

FREDDIE MAC | 2022 Form 10-K	186

Financial Statements	Notes to Consolidated Financial Statements | Note 10

(2)Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the consolidated balance sheets. Mortgage commitment derivatives exclude collateral posted totaling $0.8 billion as of December 31, 2021. There was no variation margin collateral for mortgage commitment derivatives as of December 31, 2022, as a result of the MBSD/FICC clearing rules change. For securities purchased under agreements to resell, includes $54.7 billion and $33.5 billion of collateral that we had the right to repledge as of December 31, 2022 and December 31, 2021, respectively. At December 31, 2022, we repledged less than $0.1 billion of collateral and at December 31, 2021, we did not repledge collateral.
Collateral Pledged

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 10.2 - Collateral in the Form of Securities Pledged

	December 31, 2022
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$1,533	$2,910	$1,347	$5,790
Other assets	—	6,543	—	6,543
Total securities pledged	$1,533	$9,453	$1,347	$12,333

	December 31, 2021
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Debt of consolidated trusts(2)	$—	$—	$161	$161
Trading securities	1,542	7,333	1,115	9,990
Total securities pledged	$1,542	$7,333	$1,276	$10,151
(1)Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
(2)Represents debt of consolidated trusts held by us in our mortgage-related investments portfolio which are recorded as a reduction to debt of consolidated trusts on our consolidated balance sheets.
The table below presents the remaining contractual maturity of our gross obligations for our securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 10.3 - Remaining Contractual Maturity

	December 31, 2022
(In millions)	Overnight and Continuous	30 days or Less	After 30 days Through 90 days	Greater Than 90 days	Total
Securities sold under agreements to repurchase	$—	$11,991	$—	$—	$11,991

	December 31, 2021
(In millions)	Overnight and Continuous	30 days or Less	After 30 days Through 90 days	Greater Than 90 days	Total
Securities sold under agreements to repurchase	$—	$3,085	$4,248	$—	$7,333

FREDDIE MAC | 2022 Form 10-K	187

Financial Statements	Notes to Consolidated Financial Statements | Note 11
NOTE 11
Stockholders' Equity and Earnings Per Share
Senior Preferred Stock

Pursuant to the Purchase Agreement described in Note 2, we issued one million shares of senior preferred stock to Treasury on September 8, 2008, in partial consideration of Treasury's commitment to provide funds to us.
Shares of the senior preferred stock have a par value of $1 and have a stated value and initial liquidation preference of $1 billion, or $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. See Note 2 for a detailed discussion of the liquidation preference of the senior preferred stock.
Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as, and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers, and privileges of the Board of Directors. The dividend is presented in the period in which it is determinable for the senior preferred stock, as a reduction to net income attributable to common stockholders and net income per common share. The dividend is declared and paid in the following period and recorded as a reduction to equity in the period declared. There were no cash dividends paid in 2022, 2021, or 2020. See Note 2 for additional information concerning our senior preferred stock dividends.
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

FREDDIE MAC | 2022 Form 10-K	188

Financial Statements	Notes to Consolidated Financial Statements | Note 11
The table below provides a summary of our senior preferred stock outstanding at December 31, 2022.
Table 11.1 - Senior Preferred Stock

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw Adjustments:
2008	1.00	1.00	$1.00	$1,000	$1,000
2017	—	—	—	N/A	3,000
2019	—	—	—	N/A	3,674
2020	—	—	—	N/A	7,217
2021	—	—	—	N/A	11,420
2022	—	—	—	N/A	9,919
Total non-draw adjustments	1.00	1.00	1.00		36,230
Draw Adjustments:
2008	—	—	—	N/A	13,800
2009	—	—	—	N/A	36,900
2010	—	—	—	N/A	12,500
2011	—	—	—	N/A	7,971
2012	—	—	—	N/A	165
2018	—	—	—	N/A	312
Total draw adjustments	—	—	—		71,648
Total senior preferred stock	1.00	1.00	$1.00		$107,878
No cash was received from Treasury under the Purchase Agreement in 2022 because we had positive net worth at December 31, 2021, March 31, 2022, June 30, 2022, and September 30, 2022 and, consequently, FHFA did not request a draw on our behalf in 2022. At December 31, 2022, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. The aggregate liquidation preference of the senior preferred stock owned by Treasury was $107.9 billion as of December 31, 2022 and $98.0 billion as of December 31, 2021.
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
We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock on our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant's exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the shares associated with the warrant are included in the computation of basic and diluted earnings per share. The weighted average shares of common stock for the years ended December 31, 2022, 2021, and 2020 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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

FREDDIE MAC | 2022 Form 10-K	189

Financial Statements	Notes to Consolidated Financial Statements | Note 11
The table below provides a summary of our preferred stock outstanding at their redemption values at December 31, 2022.
Table 11.2 - Preferred Stock

(In millions, except redemption price per share)	Issue Date	Shares Authorized	Shares Outstanding	Total Par Value	Redemption Price per Share	Total Outstanding Balance	Redeemable On or After	OTCQB Symbol
Preferred stock:
1996 Variable-rate(1)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FMCCI
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(2)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FMCKK
1998 Variable-rate(3)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FMCCG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FMCCH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(2)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(2)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FMCCK
1999 Variable-rate(4)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FMCCL
2001 Variable-rate(5)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FMCCM
2001 Variable-rate(6)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FMCCN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FMCCO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FMCCP
2001 Variable-rate(7)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FMCCJ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FMCKP
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(2)
2006 Variable-rate(8)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FMCCS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FMCCT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FMCKO
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FMCKM
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FMCKN
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FMCKL
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FMCKI
2007 Fixed-to-floating rate(9)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FMCKJ
Total, preferred stock		464.17	464.17	$464.17		$14,109
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

FREDDIE MAC | 2022 Form 10-K	190

Financial Statements	Notes to Consolidated Financial Statements | Note 11
Stock-Based Compensation

Following the implementation of the conservatorship in September 2008, we suspended the operation of and/or ceased making grants under our stock-based compensation plans. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury's prior approval.
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2022 and 2021. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. At both December 31, 2022 and December 31, 2021, no RSUs were outstanding. There were 41,160 shares of restricted stock outstanding at both December 31, 2022 and December 31, 2021, respectively. At December 31, 2022 and December 31, 2021, no stock options were outstanding.
Earnings Per Share

During 2021 and 2020, we had participating securities related to RSUs with dividend equivalent rights that received dividends as declared on an equal basis with common shares but were not obligated to participate in undistributed net losses. These participating securities consisted of vested RSUs that earned dividend equivalents at the same rate when and as declared on common stock.
Consequently, in accordance with accounting guidance, we use the "two-class" method of computing earnings per common share. The "two-class" method is an earnings allocation formula that determines earnings per share for common stock and participating securities based on dividends declared and participation rights in undistributed earnings.
Basic earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares for the period. The weighted average common shares for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement. These shares are included since the warrant is unconditionally exercisable by the holder at a minimal cost.
Our diluted earnings per common share is the same as our basic earnings per common share because we had no common equivalent shares outstanding during the periods presented which could have had a dilutive or antidilutive effect.
Dividends and Dividend Restrictions

No common dividends were declared in 2022, 2021, and 2020. No dividends were paid during 2022, 2021, and 2020 on the senior preferred stock as a result of the increase in the applicable Capital Reserve Amount pursuant to the September 2019 and January 2021 Letter Agreements. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 2022, 2021, and 2020.
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
■    Restrictions Relating to Preferred Stock - Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares outstanding, respectively, as of December 31, 2022. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock.

FREDDIE MAC | 2022 Form 10-K	191

Financial Statements	Notes to Consolidated Financial Statements | Note 11
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

FREDDIE MAC | 2022 Form 10-K	192

Financial Statements	Notes to Consolidated Financial Statements | Note 12
NOTE 12
Net Interest Income
The table below presents the components of net interest income per our consolidated statements of income.
Table 12.1 - Components of Net Interest Income

	Year Ended December 31,
(In millions)	2022	2021	2020
Interest income
Mortgage loans	$79,826	$59,130	$59,290
Investment securities	1,640	2,261	2,581
Other	1,992	136	469
Total interest income	83,458	61,527	62,340
Interest expense
Debt of consolidated trusts	(61,404)	(42,209)	(46,281)
Debt of Freddie Mac:
Short-term debt	(238)	—	(606)
Long-term debt	(3,811)	(1,738)	(2,682)
Total interest expense	(65,453)	(43,947)	(49,569)
Net interest income	18,005	17,580	12,771
(Provision) benefit for credit losses	(1,841)	1,041	(1,452)
Net interest income after benefit (provision) for credit losses	$16,164	$18,621	$11,319

FREDDIE MAC | 2022 Form 10-K	193

Financial Statements	Notes to Consolidated Financial Statements | Note 13

NOTE 13
Income Taxes
Income Tax Expense

Total income tax expense includes:
■    Current income tax expense, which represents the amount of federal tax paid or payable to (or refundable from) the Internal Revenue Service, including interest and penalties and amounts accrued for unrecognized tax benefits, if any, and
■    Deferred income tax expense, which represents the net change in the deferred tax asset or liability balance during the year, including any change in the valuation allowance.
The table below presents the components of our federal income tax expense for the past three years. We are exempt from state and local income taxes.
Table 13.1 - Federal Income Tax Expense

	Year Ended December 31,
(In millions)	2022	2021	2020
Current income tax expense	($1,749)	($2,617)	($2,493)
Deferred income tax expense	(528)	(473)	590
Total income tax expense	($2,277)	($3,090)	($1,903)
Income tax expense decreased from 2021 to 2022 primarily due to a decrease in pre-tax book income, and increased from 2020 to 2021 primarily due to an increase in pre-tax book income.
The table below presents the reconciliation between our federal statutory income tax rate and our effective tax rate for the past three years.
Table 13.2 - Reconciliation of Federal Statutory Income Tax Rate to Effective Tax Rate

	Year Ended December 31,
	2022		2021		2020
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory corporate tax rate	($2,437)	21.0%	($3,192)	21.0%	($1,938)	21.0%
Tax-exempt interest	7	(0.1)	20	(0.2)	25	(0.3)
Tax credits	190	(1.6)	133	(0.9)	55	(0.6)
Valuation allowance	18	(0.2)	(11)	0.1	(4)	0.1
Other	(55)	0.5	(40)	0.3	(41)	0.4
Effective tax rate	($2,277)	19.6%	($3,090)	20.3%	($1,903)	20.6%
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

FREDDIE MAC | 2022 Form 10-K	194

Financial Statements	Notes to Consolidated Financial Statements | Note 13

The table below presents the balance of significant deferred tax assets and liabilities at December 31, 2022 and December 31, 2021. The valuation allowance relates to capital loss carryforwards included in Other items, net that we expect to expire unused.
Table 13.3 - Deferred Tax Assets and Liabilities(1)

	Year Ended December 31,
(In millions)	2022	2021
Deferred tax assets:
Deferred fees	$2,197	$3,760
Basis differences related to derivative instruments	1,745	2,105
Credit related items and allowance for loan losses	1,457	815
Basis differences related to assets held-for-investment and held-for-sale	1,549	546
Unrealized (gains)/losses related to available-for-sale securities	23	—
Other items, net	155	178
Total deferred tax assets	7,126	7,404
Deferred tax liabilities:
Unrealized (gains)/losses related to available-for-sale securities	—	(79)
Basis differences related to fair value hedge accounting	(1,315)	(1,059)
Total deferred tax liabilities	(1,315)	(1,138)
Valuation allowance	(34)	(52)
Deferred tax assets, net	$5,777	$6,214
(1)    Prior period amounts have been reclassified to conform to the current period presentation.
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
Based on all positive and negative evidence available at December 31, 2022, we determined that it is more likely than not that our net deferred tax assets, except for the deferred tax asset related to our capital loss carryforwards, will be realized. A valuation allowance of $34 million has been recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits

We recognize a tax position taken or expected to be taken (and any associated interest and penalties) if it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of December 31, 2022.

FREDDIE MAC | 2022 Form 10-K	195

Financial Statements	Notes to Consolidated Financial Statements | Note 14
NOTE 14
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Allocations and Results

Our measure of segment profit and loss for each segment is net income and comprehensive income calculated using the same accounting policies we use to prepare our general purpose financial statements in conformity with GAAP. The results of each reportable segment include directly attributable revenues and expenses. We allocate interest expense and other funding and hedging-related costs and returns on certain investments to each reportable segment using a funds transfer pricing process. In 2022, we updated our funds transfer pricing methodologies to allocate gains and losses on derivative instruments to Multifamily to offset interest rate-related changes in fair value on guarantee assets. We fully allocate to each reportable segment administrative expenses and other centrally-incurred costs that are not directly attributable to a particular segment using various methodologies depending on the nature of the expense. As a result, the sum of each income statement line item for the two reportable segments is equal to that same income statement line item for the consolidated entity.
The table below presents the financial results for our Single-Family and Multifamily segments.
Table 14.1 - Segment Financial Results

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
(In millions)
Net interest income	$17,067	$938	$18,005	$16,273	$1,307	$17,580	$11,592	$1,179	$12,771
Non-interest income
Guarantee income	109	674	783	114	918	1,032	112	1,330	1,442
Investment gains, net	1,280	689	1,969	361	2,385	2,746	(112)	1,925	1,813
Other income	295	212	507	479	114	593	457	176	633
Non-interest income	1,684	1,575	3,259	954	3,417	4,371	457	3,431	3,888
Net revenues	18,751	2,513	21,264	17,227	4,724	21,951	12,049	4,610	16,659
(Provision) benefit for credit losses	(1,772)	(69)	(1,841)	919	122	1,041	(1,320)	(132)	(1,452)
Non-interest expense	(7,148)	(671)	(7,819)	(7,075)	(718)	(7,793)	(5,423)	(555)	(5,978)
Income before income tax expense	9,831	1,773	11,604	11,071	4,128	15,199	5,306	3,923	9,229
Income tax expense	(1,929)	(348)	(2,277)	(2,251)	(839)	(3,090)	(1,094)	(809)	(1,903)
Net income	7,902	1,425	9,327	8,820	3,289	12,109	4,212	3,114	7,326
Other comprehensive income (loss), net of taxes and reclassification adjustments	(24)	(318)	(342)	(379)	(110)	(489)	104	101	205
Comprehensive income	$7,878	$1,107	$8,985	$8,441	$3,179	$11,620	$4,316	$3,215	$7,531
We measure total assets for our reportable segments based on the mortgage portfolio for each segment. We operate our business in the U.S. and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the U.S. and its territories.

FREDDIE MAC | 2022 Form 10-K	196

Financial Statements	Notes to Consolidated Financial Statements | Note 14
The table below presents total assets for our Single-Family and Multifamily segments.
Table 14.2 - Segment Assets

(In millions)	December 31, 2022	December 31, 2021
Single-Family	$2,986,045	$2,792,224
Multifamily	429,302	414,663
Total segment assets	3,415,347	3,206,887
Reconciling items(1)	(207,014)	(181,301)
Total assets per consolidated balance sheets	$3,208,333	$3,025,586

(1)Reconciling items include assets in our mortgage portfolio that are not recognized on our consolidated balance sheets and assets recognized on our consolidated balance sheets that are not allocated to the reportable segments.

FREDDIE MAC | 2022 Form 10-K	197

Financial Statements	Notes to Consolidated Financial Statements | Note 15

NOTE 15
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
The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 3, Note 4, and Note 6 for more information about credit risk associated with single-family loans that we hold or guarantee.
Table 15.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	December 31, 2022			December 31, 2021
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region(2):
West	$906,123	30%	0.49%	$858,535	31%	0.92%
Northeast	695,944	23	0.82	660,103	24	1.37
North Central	436,294	15	0.65	416,214	15	0.98
Southeast	512,495	17	0.73	461,084	16	1.21
Southwest	434,907	15	0.63	395,953	14	1.14
Total	$2,985,763	100%	0.66	$2,791,889	100%	1.12
State:
California	$516,891	17%	0.51	$497,521	18%	0.99
Texas	200,807	7	0.64	176,501	6	1.23
Florida	191,009	6	0.84	168,572	6	1.36
New York	129,935	4	1.16	120,655	4	2.07
Illinois	112,784	4	0.90	109,171	4	1.44
All other	1,834,337	62	0.63	1,719,469	62	1.03
Total	$2,985,763	100%	0.66	$2,791,889	100%	1.12
(1)Excludes UPB of loans underlying certain securitization products for which data was not available.
(2)Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
Multifamily Mortgage Portfolio

Numerous factors affect the credit risk related to multifamily borrowers, the most significant of which are effective rents paid and capitalization rates for the mortgaged property. Effective rents paid vary among geographic regions of the United States. Geographic concentrations may increase the exposure of our portfolio to credit risk, as regional economic conditions may affect a multifamily borrower's ability to repay and the underlying property value. The average UPB for multifamily loans is significantly larger than for single-family loans and, therefore, individual defaults for multifamily borrowers can result in more significant losses.

FREDDIE MAC | 2022 Form 10-K	198

Financial Statements	Notes to Consolidated Financial Statements | Note 15
The table below summarizes the concentration by geographic area of our Multifamily mortgage portfolio.
Table 15.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	December 31, 2022			December 31, 2021
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
West	$107,260	25%	0.04%	$104,642	25%	0.03%
Northeast	106,478	25	0.28	104,293	25	0.21
North Central	40,524	9	0.16	36,452	9	0.15
Southeast	85,438	20	0.04	83,257	20	—
Southwest	89,602	21	0.08	86,019	21	0.03
Total	$429,302	100%	0.12	$414,663	100%	0.08
(1)Based on loans two monthly payments or more delinquent or in foreclosure.
(2)Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(3)The UPB of loans collateralized by properties located in multiple regions are reported entirely in the region with the largest underlying collateral UPB as of origination.
In the Multifamily mortgage portfolio, the primary concentration of credit risk is based on the legal structure of the investments we hold. Our exposure to credit risk in our senior subordinate securitization products is minimal, as the expected credit risk is generally absorbed by the subordinate tranches, which are typically sold to third-party investors. As a result, our Multifamily mortgage credit risk is primarily related to loans that have not been securitized. See Note 3, Note 4, Note 5, and Note 6 for more information about credit risk associated with multifamily loans that we hold or guarantee.
Sellers and Servicers

We acquire a significant portion of our Single-Family and Multifamily loan purchase and guarantee volume from several large sellers. The table below summarizes the concentration of Single-Family and Multifamily sellers who provided 10% or more of our purchase and guarantee volume during the periods presented.
Table 15.3 - Seller Concentration

Single-family Sellers	2022	2021
United Wholesale Mortgage, LLC	10%	7%
Other top 10 sellers	41	43
Top 10 single-family sellers	51%	50%

Multifamily Sellers	2022	2021
Berkadia Commercial Mortgage, LLC	15%	15%
CBRE Capital Markets, Inc.	11	13
JLL Real Estate Capital, LLC	8	10
Other top 10 sellers	41	41
Top 10 Multifamily sellers	75%	79%
We purchase single-family loans from both depository and non-depository sellers. Non-depository institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. Our top five non-depository sellers provided approximately 31% and 30% of our Single-Family purchase volume during 2022 and 2021, respectively.
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
Under our current selling and servicing representation and warranty framework for our mortgage loans, we relieve sellers of repurchase obligations for breaches of certain selling representations and warranties for certain types of loans, including:

FREDDIE MAC | 2022 Form 10-K	199

Financial Statements	Notes to Consolidated Financial Statements | Note 15

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
As of both December 31, 2022 and December 31, 2021, the UPB of loans subject to our repurchase requests issued to our Single-Family sellers and servicers was approximately $1.3 billion (this figure includes repurchase requests for which appeals were pending). During 2022 and 2021, we recovered amounts with respect to $1.9 billion and $1.4 billion, respectively, in UPB of loans subject to our repurchase requests.
The ultimate amounts of recovery payments we receive from seller/servicers related to their repurchase obligations may be significantly less than the amount of our estimates of potential exposure to losses. Our expected credit losses for exposure to seller/servicers for their repurchase obligations are considered in our allowance for credit losses. See Note 6 for further information.
We are also exposed to the risk that servicers might fail to service loans in accordance with the contractual requirements, resulting in increased credit losses. For example, our servicers have an active role in our loss mitigation efforts, and we, therefore, have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of the loss mitigation plans. Since we do not have our own servicing operation, if our servicers lack appropriate controls, experience a failure in their controls, or experience an operating disruption in their ability to service loans, our business and financial results could be adversely affected.
Significant portions of our single-family and multifamily loans are serviced by several large servicers. The table below summarizes the concentration of Single-Family and Multifamily servicers who serviced 10% or more of our Single-Family mortgage portfolio and Multifamily mortgage portfolio as of December 31, 2022 and December 31, 2021.
Table 15.4 - Servicer Concentration

Single-Family Servicers	December 31, 2022(1)	December 31, 2021(1)
JPMorgan Chase Bank, N.A.	10%	9%
Other top 10 servicers	38	38
Top 10 Single-Family servicers	48%	47%

Multifamily Servicers(2)	December 31, 2022	December 31, 2021
Berkadia Commercial Mortgage, LLC	15%	14%
CBRE Capital Markets, Inc.	15	16
JLL Real Estate Capital LLC	11	11
Other top 10 servicers	38	39
Top 10 Multifamily servicers	79%	80%
(1)Percentage of servicing volume is based on the total Single-Family mortgage portfolio, which includes loans for which we do not exercise servicing control. However, loans for which we do not exercise servicing control are not included for purposes of determining the concentration of servicers who serviced more than 10% of our Single-Family mortgage portfolio.
(2)Represents Multifamily primary servicers.
We utilize both depository and non-depository servicers for single-family loans. Some of these non-depository servicers service a large share of our loans. As of December 31, 2022 and December 31, 2021, approximately 20% and 19% of our Single-Family mortgage portfolio, excluding loans for which we do not exercise control over the associated servicing, was serviced by our five largest non-depository servicers, on a combined basis. We routinely monitor the performance of our largest non-depository servicers.
For our mortgage-related securities, we guarantee the payment of principal and interest, and when the underlying borrowers do not make their mortgage payments, our Guide generally requires Single-Family servicers to advance the missed mortgage interest payments for up to 120 days. After this time, Freddie Mac will make the missed mortgage principal and interest payments until the mortgages are no longer held by the securitization trust.
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

FREDDIE MAC | 2022 Form 10-K	200

Financial Statements	Notes to Consolidated Financial Statements | Note 15

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
Multifamily loans utilize both primary and master servicers. Primary servicers service unsecuritized mortgage loans and are also typically engaged by master servicers to service on their behalf the mortgage loans underlying securitizations. For a majority of our K Certificate securitizations, we utilize one of three large financial depository institutions as master servicer. For our other securitization products and a smaller number of K Certificate securitizations, we serve as master servicer. Multifamily primary servicers included in the table above present potential operational risk and impact to the borrowers if the servicing needs to be transferred to another servicer. We also rely on master servicers of our multifamily securitization transactions to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed unrecoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and, therefore, do not present significant counterparty credit risk from this source.
Credit Enhancement Providers

We have counterparty credit risk relating to the potential insolvency of, or nonperformance by, mortgage insurers that insure single-family loans we purchase or guarantee. We also have similar exposure to insurers and reinsurers through our ACIS and other insurance transactions where we purchase insurance policies as part of our CRT activities.
We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 6 for additional information. As of December 31, 2022, mortgage insurers provided primary mortgage insurance coverage with maximum loss limits of $155.0 billion, for $609.1 billion of UPB, in connection with our Single-Family mortgage portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under other types of insurance. Changes in our expectations related to recovery and collectability from our credit enhancement providers may affect our estimates of expected credit losses, perhaps significantly.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall primary mortgage insurance coverage.
Table 15.5 - Primary Mortgage Insurer Concentration

		Mortgage Insurance Coverage(1)
Mortgage Insurer	Credit Rating(2)	December 31, 2022	December 31, 2021
Arch Mortgage Insurance Company	A	19%	19%
Mortgage Guaranty Insurance Corporation	BBB+	19	19
Radian Guaranty Inc.	BBB+	17	18
Essent Guaranty, Inc.	BBB+	16	15
Enact	BBB	15	15
National Mortgage Insurance Corporation	BBB	14	13
Total		100%	99%
(1)Coverage amounts exclude coverage primarily related to certain loans for which we do not control servicing, and may include coverage provided by affiliates and subsidiaries of the counterparty.
(2)Ratings are for the corporate entity to which we have the greatest exposure. Latest rating available as of December 31, 2022. Represents the lower of S&P and Moody's credit ratings stated in terms of the S&P equivalent.
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

FREDDIE MAC | 2022 Form 10-K	201

Financial Statements	Notes to Consolidated Financial Statements | Note 15

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
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of December 31, 2022 and December 31, 2021, including amounts related to our consolidated VIEs, the balance in our other investments portfolio was $134.0 billion and $129.7 billion, respectively. The balance consists primarily of cash, securities purchased under agreements to resell, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities. As of December 31, 2022, all of our securities purchased under agreements to resell were fully collateralized. As of December 31, 2022 and December 31, 2021, $1.1 billion and $0.8 billion respectively, of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to greater counterparty credit risk for these institutions.

FREDDIE MAC | 2022 Form 10-K	202

Financial Statements	Notes to Consolidated Financial Statements | Note 16
NOTE 16
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

FREDDIE MAC | 2022 Form 10-K	203

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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
Use of Third-Party Pricing Data in Fair Value Measurement

Many of our valuation techniques use, either directly or indirectly, data provided by third-party pricing services or dealers. The techniques used by these pricing services and dealers to develop the prices generally are either:
■    A comparison to recent transactions involving the instrument or transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued or
■    Industry-standard modeling, such as a discounted cash flow model.
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

FREDDIE MAC | 2022 Form 10-K	204

Financial Statements	Notes to Consolidated Financial Statements | Note 16

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Investment Securities
U.S. Treasury Securities		Quoted prices in active markets	Level 1
Mortgage-related securities	Majority of agency securities	Median of external sources	Level 2
	Certain other agency securities	Single external source	Level 2 or 3
Certain securities with limited market activity	Discounted cash flows or risk metric pricing.
Significant inputs used in the discounted cash flow technique include OAS. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement.
		Significant inputs used in the risk metric pricing technique include key risk metrics, such as key rate durations. Significant increases (decreases) in key rate durations in isolation would result in a significant increase (decrease) in the magnitude of change of fair value measurement in response to key rate movements. Under risk metric pricing, securities are valued by starting with a prior period price and adjusting that price for market changes in the key risk metric input used.	Level 3
Mortgage Loans
Single-Family loans	GSE securitization market	Benchmark security pricing for actively traded mortgage-related securities with similar characteristics, adjusting for the value of our guarantee fee and our credit obligation related to performing our guarantee (see Guarantee obligation). The credit obligation is based on compensation we charge under current market pricing for loans that qualify under our current underwriting standards (Level 2) and internal credit models for loans that do not qualify under our current underwriting standards (Level 3).	Level 2 or 3
	Whole loan market	Median of external sources, referencing market activity for deeply delinquent and modified loans, where available.	Level 3
	Certain held-for-investment	Internal models that estimate the fair value of the underlying collateral for impaired loans. Significant inputs used by our internal models include REO disposition, short sale, and third-party sale values, combined with mortgage loan level characteristics using the repeat housing sales index to estimate the current fair value of the mortgage loan. Significant increases (decreases) in the historical average sales proceeds per mortgage loan in isolation would result in significantly higher (lower) fair value measurements.	Level 3
Multifamily loans	Held-for-sale	Discounted cash flows based on observable K Certificate market spreads.	Level 2
		Market prices from a third-party pricing service using discounted cash flows incorporating credit spreads for similar loans based on the loan's LTV ratio and DSCR.	Level 3
	Held-for-investment	Discounted cash flows based on observable K Certificate market spreads.	Level 2
		Market prices from a third-party pricing service using discounted cash flows incorporating credit spreads for similar loans based on the loan's LTV ratio and DSCR.	Level 3
Debt
Debt of consolidated trusts		See Mortgage-related securities	Level 2 or 3
Debt of Freddie Mac		Median of external sources	Level 2
Single external source
Published yield matrices

FREDDIE MAC | 2022 Form 10-K	205

Financial Statements	Notes to Consolidated Financial Statements | Note 16

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Other Assets / Other Liabilities
Derivatives	Exchange-traded futures	Quoted prices in active markets	Level 1
	Interest-rate swaps	Discounted cash flows. Significant inputs include market-based interest rates.	Level 2
	Option-based derivatives	Option-pricing models. Significant inputs include interest-rate volatility matrices.	Level 2
	Purchase and sale commitments	See Mortgage-related securities	Level 2
Loan commitments	Multifamily loan purchase commitments	See Multifamily loans	Level 2 or 3
Guarantee assets	Single-Family	Median of external sources with adjustments for specific loan characteristics.	Level 3
	Multifamily	Discounted cash flows. Significant inputs include current OAS-to-benchmark interest rates for new guarantees. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement.	Level 3
Guarantee obligations	Single-Family	Delivery and guarantee fees that we charge under our current market pricing.	Level 2
		Internal credit models. Significant inputs include loan characteristics, loan performance, and status information.	Level 3
	Multifamily	Discounted cash flows. Significant inputs are similar to those used in the valuation technique for the Multifamily guarantee assets.	Level 3

FREDDIE MAC | 2022 Form 10-K	206

Financial Statements	Notes to Consolidated Financial Statements | Note 16
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.
Table 16.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$5,640	$894	$—	$6,534
Trading:
Mortgage-related securities	—	5,603	2,731	—	8,334
Non-mortgage-related securities	23,453	380	—	—	23,833
Total trading securities	23,453	5,983	2,731	—	32,167
Total investment securities	23,453	11,623	3,625	—	38,701
Mortgage loans held-for-sale	—	2,908	310	—	3,218
Mortgage loans held-for-investment	—	1,104	110	—	1,214
Other assets:
Guarantee assets	—	—	5,442	—	5,442
Derivative assets, net	—	6,397	2	(6,092)	307
Other assets	—	12	129	—	141
Total other assets	—	6,409	5,573	(6,092)	5,890
Total assets carried at fair value on a recurring basis	$23,453	$22,044	$9,618	($6,092)	$49,023
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,656	$288	$—	$1,944
Debt of Freddie Mac	—	1,003	100	—	1,103
Total debt	—	2,659	388	—	3,047
Other liabilities:
Derivative liabilities, net	—	10,823	97	(10,162)	758
Other liabilities	—	1	—	—	1
Total other liabilities	—	10,824	97	(10,162)	759
Total liabilities carried at fair value on a recurring basis	$—	$13,483	$485	($10,162)	$3,806
Referenced footnote is included after the prior period table.

FREDDIE MAC | 2022 Form 10-K	207

Financial Statements	Notes to Consolidated Financial Statements | Note 16

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$2,726	$1,286	$—	$4,012
Trading:
Mortgage-related securities	—	12,845	3,386	—	16,231
Non-mortgage-related securities	31,780	992	—	—	32,772
Total trading securities	31,780	13,837	3,386	—	49,003
Total investment securities	31,780	16,563	4,672	—	53,015
Mortgage loans held-for-sale	—	10,498	—	—	10,498
Other assets:
Guarantee assets	—	—	5,919	—	5,919
Derivative assets, net	33	5,630	17	(5,220)	460
Other assets	—	131	84	—	215
Total other assets	33	5,761	6,020	(5,220)	6,594
Total assets carried at fair value on a recurring basis	$31,813	$32,822	$10,692	($5,220)	$70,107
Liabilities:
Debt:
Debt of consolidated trusts	$—	$910	$184	$—	$1,094
Debt of Freddie Mac	—	1,274	110	—	1,384
Total debt	—	2,184	294	—	2,478
Other liabilities:
Derivative liabilities, net	—	7,982	23	(7,723)	282
Other liabilities	—	4	1	—	5
Total other liabilities	—	7,986	24	(7,723)	287
Total liabilities carried at fair value on a recurring basis	$—	$10,170	$318	($7,723)	$2,765
(1)     Represents counterparty netting and cash collateral netting.

FREDDIE MAC | 2022 Form 10-K	208

Financial Statements	Notes to Consolidated Financial Statements | Note 16
Level 3 Fair Value Measurements

The table below presents a reconciliation of all assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3), including transfers into and out of Level 3. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized on our consolidated statements of income for Level 3 assets and liabilities.
Table 16.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Year Ended December 31, 2022
	Balance, January 1, 2022	Total Realized/Unrealized Gains/Losses (1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(2)	Balance, December 31, 2022	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2022(3)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2022
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,286	$30	($103)	$51	$—	($86)	($314)	$30	$—	$894	($1)	($41)
Trading	3,386	(1,309)	—	843	—	—	(169)	—	(20)	2,731	(595)	—
Total investment securities	4,672	(1,279)	(103)	894	—	(86)	(483)	30	(20)	3,625	(596)	(41)
Mortgage loans held-for-sale	—	(54)	—	—	—	(94)	(26)	486	(2)	310	(53)	—
Mortgage loans held-for-investment	—	(27)	—	—	—	—	(12)	149	—	110	(27)	—
Other assets:
Guarantee assets	5,919	(783)	—	—	1,216	—	(910)	—	—	5,442	(783)	—
Other assets	101	62	—	(13)	17	(10)	(26)	—	—	131	62	—
Total other assets	6,020	(721)	—	(13)	1,233	(10)	(936)	—	—	5,573	(721)	—
Total assets	10,692	(2,081)	(103)	881	1,233	(190)	(1,457)	665	(22)	9,618	(1,397)	(41)

Liabilities
Debt	$294	$14	$—	($21)	$163	$—	($62)	$—	$—	$388	$50	$—
Other liabilities	24	79	—	1	—	—	(7)	—	—	97	74	—
Total liabilities	$318	$93	$—	($20)	$163	$—	($69)	$—	$—	$485	$124	$—
Referenced footnotes are included after the prior period table.

FREDDIE MAC | 2022 Form 10-K	209

Financial Statements	Notes to Consolidated Financial Statements | Note 16

	Year Ended December 31, 2021
	Balance, January 1, 2021		Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3(2)	Balance, December 31, 2021	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2021(3)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2021
(In millions)			Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,588		$29	$7	$—	$—	($32)	($306)	$—	$—	$1,286	$26	$7
Trading	3,259		(869)	—	1,536	—	(277)	(83)	—	(180)	3,386	(872)	—
Total investment securities	4,847	—	(840)	7	1,536	—	(309)	(389)	—	(180)	4,672	(846)	7
Other assets:
Guarantee assets	5,509		(378)	—	—	1,742	—	(954)	—	—	5,919	(378)	—
Other assets	171		(54)	—	(6)	19	(9)	(20)	—	—	101	(55)	—
Total other assets	5,680		(432)	—	(6)	1,761	(9)	(974)	—	—	6,020	(433)	—
Total assets	10,527		(1,272)	7	1,530	1,761	(318)	(1,363)	—	(180)	10,692	(1,279)	7

Liabilities
Debt	$323		($30)	$—	($8)	$169	$—	($160)	$—	$—	$294	($19)	$—
Other liabilities	19		7	—	7	2	(1)	(10)	—	—	24	(3)	—
Total liabilities	$342		($23)	$—	($1)	$171	($1)	($170)	$—	$—	$318	($22)	$—
(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Transfers out of Level 3 during 2022 and 2021 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading.
(3)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at December 31, 2022 and December 31, 2021, respectively.

FREDDIE MAC | 2022 Form 10-K	210

Financial Statements	Notes to Consolidated Financial Statements | Note 16
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis.
Table 16.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	December 31, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$557	Median of external sources	External pricing sources	$66.3 - $74.6	$70.5
	337	Other
Trading	2,080	Single external source	External pricing sources	$0.0 - $5,702.4	$224.8
	651	Other
Mortgage loans held-for-sale	310	Single external source	External pricing sources	$39.6 - $98.1	$76.6
Mortgage loans held-for-investment	110	Single external source	External pricing sources	$76.9 - $87.5	$80.6
Guarantee assets	5,084	Discounted cash flows	OAS	17 - 186 bps	45 bps
	358	Other
Insignificant Level 3 assets(2)	131
Total level 3 assets	$9,618
Liabilities
Insignificant Level 3 liabilities(2)	485
Total level 3 liabilities	$485

	December 31, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$839	Median of external sources	External pricing sources	$72.8 - $83.7	$77.0
	446	Other
Trading	2,846	Single external source	External pricing sources	$0.0 - $7,343.1	$396.7
	541	Other
Guarantee assets	5,531	Discounted cash flows	OAS	17 - 186 bps	45 bps
	388	Other
Insignificant Level 3 assets(2)	101
Total level 3 assets	$10,692
Liabilities
Insignificant Level 3 liabilities(2)	318
Total level 3 liabilities	$318
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
(2) Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

FREDDIE MAC | 2022 Form 10-K	211

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis.
Table 16.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	December 31, 2022				December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans(1)	$—	$386	$1,758	$2,144	$—	$12	$797	$809
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
Table 16.5 - Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	December 31, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,657	Median of external sources	External pricing sources	$74.8 - $98.6	$86.3
	101	Other
Total	$1,758

	December 31, 2021
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$625	Median of external sources	External pricing sources	$61.9 - $107.1	$97.3
	172	Other
Total	$797
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

FREDDIE MAC | 2022 Form 10-K	212

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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
Table 16.6 - Fair Value of Financial Instruments

		December 31, 2022
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$6,360	$6,360	$—	$—	$—	$6,360
Securities purchased under agreements to resell	Amortized cost	87,295	—	99,286	—	(11,991)	87,295
Investments securities:
Available-for-sale	FV - OCI	6,534	—	5,640	894	—	6,534
Trading	FV - NI	32,167	23,453	5,983	2,731	—	32,167
Total investments securities		38,701	23,453	11,623	3,625	—	38,701
Mortgage loans:
Loans held by consolidated trusts		2,971,601	—	2,331,969	244,045	—	2,576,014
Loans held by Freddie Mac		62,914	—	25,921	32,460	—	58,381
Total mortgage loans	Various(3)	3,034,515	—	2,357,890	276,505	—	2,634,395
Other assets:
Guarantee assets	FV - NI	5,442	—	—	5,445	—	5,445
Derivative assets, net	FV - NI	307	—	6,397	2	(6,092)	307
Other assets(4)	Various	1,739	—	907	835	—	1,742
Total other assets		7,488	—	7,304	6,282	(6,092)	7,494
Total financial assets		$3,174,359	$29,813	$2,476,103	$286,412	($18,083)	$2,774,245
Financial Liabilities
Debt:
Debt of consolidated trusts		$2,979,070	$—	$2,564,323	$701	$—	$2,565,024
Debt of Freddie Mac		166,762	—	175,673	3,162	(11,991)	166,844
Total debt	Various(5)	3,145,832	—	2,739,996	3,863	(11,991)	2,731,868
Other liabilities:
Guarantee obligations	Amortized cost	5,779	—	—	6,016	—	6,016
Derivative liabilities, net	FV - NI	758	—	10,823	97	(10,162)	758
Other liabilities(4)	FV - NI	20	—	1,025	211	—	1,236
Total other liabilities		6,557	—	11,848	6,324	(10,162)	8,010
Total financial liabilities		$3,152,389	$—	$2,751,844	$10,187	($22,153)	$2,739,878
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting, cash collateral netting.
(3)As of December 31, 2022, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value and FV - NI were $3.0 trillion, $9.0 billion and $4.4 billion, respectively.
(4)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(5)As of December 31, 2022, the GAAP carrying amounts measured at amortized cost and FV - NI were $3.1 trillion and $3.0 billion, respectively.

FREDDIE MAC | 2022 Form 10-K	213

Financial Statements	Notes to Consolidated Financial Statements | Note 16

		December 31, 2021
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$10,150	$10,150	$—	$—	$—	$10,150
Securities purchased under agreements to resell	Amortized cost	71,203	—	78,536	—	(7,333)	71,203
Investments securities:
Available-for-sale	FV - OCI	4,012	—	2,726	1,286	—	4,012
Trading	FV - NI	49,003	31,780	13,837	3,386	—	49,003
Total investments securities		53,015	31,780	16,563	4,672	—	53,015
Mortgage loans:
Loans held by consolidated trusts		2,784,626	—	2,563,588	238,133	—	2,801,721
Loans held by Freddie Mac		63,483	—	35,856	29,803	—	65,659
Total mortgage loans	Various(3)	2,848,109	—	2,599,444	267,936	—	2,867,380
Other assets:
Guarantee assets	FV - NI	5,919	—	—	5,923	—	5,923
Derivative assets, net	FV - NI	460	33	5,630	17	(5,220)	460
Other assets(4)	Various	6,326	—	1,404	5,008	—	6,412
Total other assets		12,705	33	7,034	10,948	(5,220)	12,795
Total financial assets		$2,995,182	$41,963	$2,701,577	$283,556	($12,553)	$3,014,543
Financial Liabilities
Debt:
Debt of consolidated trusts		$2,803,054	$—	$2,803,030	$656	$—	$2,803,686
Debt of Freddie Mac		177,131	—	185,793	3,957	(7,333)	182,417
Total debt	Various(5)	2,980,185	—	2,988,823	4,613	(7,333)	2,986,103
Other liabilities:
Guarantee obligations	Amortized cost	5,716	—	—	6,240	—	6,240
Derivative liabilities, net	FV - NI	282	—	7,982	23	(7,723)	282
Other liabilities(4)	FV - NI	13	—	4	101	—	105
Total other liabilities		6,011	—	7,986	6,364	(7,723)	6,627
Total financial liabilities		$2,986,196	$—	$2,996,809	$10,977	($15,056)	$2,992,730
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting and cash collateral netting.
(3)As of December 31, 2021, the GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value and FV - NI were $2.8 trillion, $9.3 billion and $10.5 billion, respectively.
(4)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(5)As of December 31, 2021, the GAAP carrying amounts measured at amortized cost and FV - NI were $3.0 trillion and $2.5 billion, respectively.
Fair Value Option

We elected the fair value option for certain mortgage loans and loan commitments and certain debt issuances.
Mortgage Loans and Loan Commitments

We elected the fair value option for certain fixed-rate multifamily loan purchase commitments and certain multifamily loans that were acquired for securitization to offset the changes in fair value of the derivatives that we use to economically hedge the interest rate risk of the loans and commitments. The multifamily loans are classified either as held-for-investment or as held-for-sale on our consolidated balance sheets based on management's intent and ability and are measured at fair value on a recurring basis, with subsequent gains or losses related to changes in fair value (net of accrued interest income) reported in investment gains, net, on our consolidated statements of income. We elected to report separately the portion of the changes in fair value of the loans related to accrued interest from the remaining changes in fair value. Related interest income continues to

FREDDIE MAC | 2022 Form 10-K	214

Financial Statements	Notes to Consolidated Financial Statements | Note 16
be reported, based on the stated terms of the loans, as interest income on our consolidated statements of income.
Debt of Consolidated Trusts and Debt of Freddie Mac

We elected the fair value option on debt that contains embedded derivatives, including certain STACR and SCR debt notes, and certain other debt issuances. Fair value changes are recorded in investment gains, net, on our consolidated statements of income. For debt where we have elected the fair value option, upfront costs and fees are recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities.
The table below presents the fair value and UPB related to multifamily loan purchase commitments and loans and debt for which we have elected the fair value option.
Table 16.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	December 31, 2022			December 31, 2021
(In millions)	Fair value	UPB	Difference	Fair value	UPB	Difference
Mortgage loans held-for-sale	$3,218	$3,421	($203)	$10,498	$10,224	$274
Mortgage loans held-for-investment	1,214	1,368	(154)	—	—	—
Debt of Freddie Mac	892	881	11	1,252	1,220	32
Debt of consolidated trusts	1,656	1,833	(177)	958	958	—
Other assets/other liabilities	11	N/A	N/A	127	N/A	N/A
(1)    Excludes interest-only securities related to debt of consolidated trusts and debt of Freddie Mac with a fair value of $0.5 billion and $0.3 billion as of December 31, 2022 and December 31, 2021, respectively.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our consolidated statements of income.
Table 16.8 - Changes in Fair Value under the Fair Value Option Election

	December 31, 2022	December 31, 2021	December 31, 2020
(In millions)	Gains (Losses)
Mortgage loans held-for-sale	($987)	($407)	$1,247
Mortgage loans held-for-investment	(154)	—	—
Debt of Freddie Mac	(30)	50	335
Debt of consolidated trusts	458	17	4
Other assets/other liabilities	(362)	1,271	2,288
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

FREDDIE MAC | 2022 Form 10-K	215

Financial Statements	Notes to Consolidated Financial Statements | Note 17
NOTE 17
Legal Contingencies
We are involved, directly or indirectly, in a variety of legal and regulatory proceedings arising from time to time in the ordinary course of business (including, among other things, contractual disputes, personal injury claims, employment-related litigation, and other legal proceedings incidental to our business) and in connection with the conservatorship and Purchase Agreement. We are frequently involved, directly or indirectly, in litigation involving mortgage foreclosures. From time to time, we are also involved in proceedings arising from our termination of a seller's or servicer's eligibility to sell loans to, and/or service loans for, us. In these cases, the former seller or servicer sometimes seeks damages against us for wrongful termination under a variety of legal theories. In addition, we are sometimes sued in connection with the origination or servicing of loans. These suits typically involve claims alleging wrongful actions of sellers and servicers. Our contracts with our sellers and servicers generally provide for indemnification of Freddie Mac against liability arising from sellers' and servicers' wrongful actions with respect to loans sold to or serviced for Freddie Mac.
Litigation claims and proceedings of all types are subject to many uncertainties (including appeals and procedural filings), and there can be no assurance as to the ultimate outcome of those actions (including the matters described below). In accordance with the accounting guidance for contingencies, we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable (as defined in such guidance) and the amount of the loss can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts accrued for those actions.
It is not possible for us to predict the actions the U.S. government (including Treasury and FHFA) might take in response to any ruling or finding in any of these lawsuits or any future lawsuits. However, it is possible that we could be adversely affected by these events, including, for example, by changes to the Purchase Agreement, or any resulting actual or perceived changes in the level of U.S. government support for our business.
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
Litigation Concerning the Purchase Agreement in the U.S. District Court for the District of Columbia

In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations. This is a consolidated class action lawsuit filed by private individual and institutional investors (collectively, "Class Plaintiffs") against FHFA, Fannie Mae, and Freddie Mac.
Fairholme Funds, Inc., et al. v. FHFA, et al. This is an individual plaintiffs’ lawsuit by certain institutional investors (“Individual Plaintiffs”) against FHFA, Fannie Mae, and Freddie Mac.
Plaintiffs in each of the District of Columbia lawsuits filed an amended complaint on November 1, 2017 alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duties, and violation of Delaware and Virginia corporate law. Additionally, the Class Plaintiffs brought derivative claims against FHFA for breach of fiduciary duties and the Individual Plaintiffs brought claims under the Administrative Procedure Act. Both sets of claims are generally based on allegations that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the shareholders’ rights, including the rights to receive dividends and a liquidation preference. On September 28, 2018, the District Court dismissed all of the claims except those for breach of the implied covenant of good faith and fair dealing. The cases were consolidated for trial.

FREDDIE MAC | 2022 Form 10-K	216

Financial Statements	Notes to Consolidated Financial Statements | Note 17
On September 23 and October 11, 2022, the District Court ruled on the parties' motions for summary judgment and related matters. The rulings limited the Plaintiffs’ remaining damages theories to those based on the decline in Freddie Mac’s and Fannie Mae’s share value immediately after the Third Amendment. The Plaintiffs have asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial in October and early November 2022, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The jury in that trial was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. The Court set a new trial for July 24, 2023. At this time, we do not believe the likelihood of loss is probable; therefore, we have not established an accrual in connection with these lawsuits. However, it is reasonably possible that the Plaintiffs could prevail in this matter and, if so, we may incur a loss up to $832 million plus pre-judgment interest as discussed above. We estimate that prejudgment interest, if awarded, would be calculated at a rate of 6%.

FREDDIE MAC | 2022 Form 10-K	217

Financial Statements	Notes to Consolidated Financial Statements | Note 18
NOTE 18
Regulatory Capital
ERCF

The GSE Act specifies certain capital requirements for us and authorizes FHFA to establish other capital requirements as well as to increase our minimum capital levels or to establish additional capital and reserve requirements for particular purposes. In October 2008, FHFA suspended capital classification of us during conservatorship, in light of the Purchase Agreement.
FHFA established the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae in December 2020. Our current capital levels are significantly below the levels that would be required under the ERCF. The ERCF has a transition period for compliance, and we are not required to comply with the regulatory capital requirements or the buffer requirements while in conservatorship. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a transition order, and the compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. Pursuant to the final rule, we are required to comply with the regulatory capital reporting requirements under the ERCF in 2022, and we filed our initial quarterly capital report on May 27, 2022. With respect to the ERCF's advanced approaches requirements, the compliance date is January 1, 2025 or any later compliance date specified by FHFA.
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
Risk-Based Capital Requirements
Under the ERCF risk-based capital requirements, we must maintain our CET1 capital, Tier 1 capital, and adjusted total capital ratios equal to at least 4.5%, 6.0%, and 8.0%, respectively, of RWA. We must also maintain statutory total capital equivalent to at least 8.0% of the total RWA. To avoid limits on capital distributions and discretionary bonus payments tied to executive compensation, we also must maintain CET1 capital that exceeds the risk-based capital requirements by at least the amount of the PCCBA. The PCCBA consists of three separate component buffers—a stress capital buffer, a stability capital buffer, and a countercyclical capital buffer.
■ The stress capital buffer must be at least 0.75% of our ATA as of the last day of the previous calendar quarter. FHFA will periodically re-size the stress capital buffer to the extent that FHFA’s eventual program for supervisory stress tests determines that our peak capital exhaustion under a severely adverse stress scenario would exceed 0.75% of ATA.
■ The stability capital buffer is tailored to the risk that our default or other financial distress could pose to the liquidity, efficiency, competitiveness, or resiliency of national housing finance markets. The stability capital buffer is based on our share of residential mortgage debt outstanding. As of December 31, 2022, our stability capital buffer was 0.61% of ATA.
■ The countercyclical capital buffer is currently set at 0.0% of our ATA. FHFA has indicated that it will adjust the countercyclical capital buffer taking into account the macro-financial environment in which we operate, such that the buffer would be deployed only when excess aggregate credit growth is judged to be associated with a build-up of system-wide risk.
Leverage Capital Requirements
Under the ERCF leverage capital requirements, we must maintain our Tier 1 capital ratio equal to at least 2.5% of ATA. We must also maintain our statutory core capital ratio equal to at least 2.5% of ATA. To avoid limits on capital distributions and discretionary bonus payments tied to executive compensation, we also must maintain Tier 1 capital that exceeds the leverage capital requirements by at least the amount of the PLBA. The PLBA is equal to 50% of our stability capital buffer.

FREDDIE MAC | 2022 Form 10-K	218

Financial Statements	Notes to Consolidated Financial Statements | Note 18
Capital Metrics
The table below presents our capital metrics under the ERCF.
Table 18.1 - ERCF Available Capital and Capital Requirements

(In billions)			December 31, 2022
Adjusted total assets			$3,710
Risk-weighted assets (standardized approach)			899

	December 31, 2022
(Dollars in billions)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)
Risk-based capital amounts:
Total capital (statutory)	$72	$72	($27)
CET1 capital	40	90	(55)
Tier 1 capital	54	104	(41)
Adjusted total capital	72	122	(41)
Risk-based capital ratios(2):
Total capital (statutory)	8.0%	8.0%	(3.1)%
CET1 capital	4.5	10.1	(6.2)
Tier 1 capital	6.0	11.6	(4.6)
Adjusted total capital	8.0	13.6	(4.6)
Leverage capital amounts:
Core capital (statutory)	$93	$93	($35)
Tier 1 capital	93	104	(41)
Leverage capital ratios(3):
Core capital (statutory)	2.5%	2.5%	(1.0)%
Tier 1 capital	2.5	2.8	(1.1)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.

FREDDIE MAC | 2022 Form 10-K	219

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by a company's internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.
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
Because of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2022 based on the COSO criteria (2013 Framework). PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2022 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP's report appears in Financial Statements — Report of Independent Registered Public Accounting Firm.
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

FREDDIE MAC | 2022 Form 10-K	220

Controls and Procedures
assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures.
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. As discussed above, we consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Management's Report on Internal Control Over Financial Reporting, we have one material weakness in internal control over financial reporting as of December 31, 2022 that we have not remediated.
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
■    Our senior management meets regularly with senior leadership at FHFA, including, but not limited to, the Director.
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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the year ended December 31, 2022 have been prepared in conformity with GAAP.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED DECEMBER 31, 2022
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FREDDIE MAC | 2022 Form 10-K	221

Directors, Corporate Governance, and Executive Officers	Directors

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
In February 2022, the Conservator executed a written consent electing each of our 13 directors listed below.

■	Mark H. Bloom	■	Aleem Gillani	■	Grace A. Huebscher
■	Kathleen L. Casey	■	Mark B. Grier	■	Sara Mathew
■	Kevin G. Chavers	■	Luke S. Hayden	■	Allan P. Merrill
■	Michael J. DeVito	■	Christopher E. Herbert	■	Alberto G. Musalem
■	Lance F. Drummond
See Directors, Corporate Governance, and Executive Officers - Directors - Director Biographical Information for information about each of our current directors. The terms of our directors will end on the date the director retires or resigns, the effective date of the Conservator's next election of directors by written consent, or the date of the next annual meeting of our stockholders, whichever occurs first.
Director Criteria, Diversity, Qualifications, Experience, and Tenure
Our Board of Directors seeks candidates for directorship who have achieved a high level of stature, success, and respect in their principal occupations and exemplify high standards of integrity.
We selected our directors as candidates because of their character, judgment, experience, and expertise. In selecting candidates, we follow the requirements set forth in our Charter, the Guidelines, and the Corporate Governance Rule. When identifying director nominees, the Nominating and Governance Committee considers, among other factors, the talents and skills then available on the Board of Directors, the continued involvement of incumbent directors in business and professional activities relevant to us, the skills and experience that should be represented on the Board of Directors, and the availability of other individuals with desirable skills to join the Board of Directors. Specifically, the Nominating and Governance Committee seeks candidates that would complement the knowledge the Board of Directors collectively has in the areas of business, finance, accounting, risk management, technology (including cybersecurity), public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, DEI, climate risk, and any other areas that may be relevant to our safe and sound operation. We also consider whether a candidate's other commitments, including the number of other board memberships held by the candidate, would permit the candidate to devote sufficient time to the candidate's duties and responsibilities as a director. In addition, our Charter provides that our Board of Directors has at least one person from each of the homebuilding, mortgage lending, and real estate industries and at least one person from an organization representing community or consumer interests or one person who has demonstrated a career commitment to the provision of housing for low-income households.
As set forth in the Guidelines, the Board of Directors seeks to have a diversity of talent, perspectives, experience, and cultures among its members, including people of different racial or ethnic backgrounds, women, and people with disabilities, and these are important factors in the Board of Directors’ candidate solicitation and nomination processes. FHFA requires us to ensure, to the maximum extent possible in balance with financially safe and sound business practices, inclusion of people with different

FREDDIE MAC | 2022 Form 10-K	222

Directors, Corporate Governance, and Executive Officers	Directors

racial or ethnic backgrounds, women, and people with disabilities in our process of nominating directors, as we do in all of our activities.
Prioritizing diversity as an important part of our candidate solicitation and nomination process has resulted in a Board of Directors with members who have a variety of backgrounds and overall experience. Over half of our directors are women, minorities, or both. Our Non-Executive Chair is a racially and ethnically diverse woman, and a woman and/or racial or ethnic minority serves in a leadership position as the Chair of the Audit, Compensation and Human Capital (CHC), Executive, and Risk Committees. Our Board of Directors also values having a balance of longer-serving directors with institutional knowledge and newer directors that bring fresh perspectives and ideas. The charts below provide information on the composition of our Board of Directors by demographic background and tenure, as of February 21, 2023.
Director Biographical Information
The following summarizes each director's Board service, experience, qualifications, attributes, and/or skills that led to their selection as a director, and provides other biographical information, as of February 21, 2023.
Mark H. Bloom

Age	Director Since	Freddie Mac Committees		Public Company Directorships
58	November 2019	•	Compensation and Human Capital	•	None
		•	Executive
		•	Operations and Technology, Chair
		•	Risk
Mr. Bloom is an experienced executive who has held a variety of leadership positions at the intersection of finance, technology, and risk management. He brings to the Board of Directors technological expertise to drive efficiency and enhance the customer experience.
Experience and Qualifications
■    Global Chief Information Officer of Arthur J. Gallagher & Co., a global insurance brokerage and risk management services firm (2022-present)
■    Management Consultant, Operations & Technology (2021-2022)
■    Global Chief Technology Officer and a member of the Management Board of Aegon N.V. (2016-2021)
■    Various positions at Citigroup, Inc., including Managing Director, Head of Global Consumer Digital and Operations Technology (2007-2016)
■    Various positions at JPMorgan Chase & Company, including SVP, Chase Home Financial Technology (2001-2007)
■    SVP, eBusiness Solutions at CACI International, Inc. (1999-2001)

FREDDIE MAC | 2022 Form 10-K	223

Directors, Corporate Governance, and Executive Officers	Directors

Kathleen L. Casey

Age	Director Since	Freddie Mac Committees		Public Company Directorships
56	October 2019	•	Audit	•	None
		•	Mission and Housing Sustainability
		•	Nominating and Governance
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
■    Member of the Board of Sepio Systems Inc., a cybersecurity firm focused on hardware access management (2020-present)
■    Member of the Library of Congress Trust Fund Board (2011-present)
■    Member of the Financial Accounting Foundation Board of Trustees (2018-2022); Chair (2020-2022)
■    Member of the International Valuation Standards Council Board of Trustees (2016-2022)
■    Chair of the Alternative Investment Management Association Council (2012-2016)
Kevin G. Chavers

Age	Director Since	Freddie Mac Committees		Public Company Directorships
59	February 2022	•	Audit	•	Chimera Investment Corporation
		•	Mission and Housing Sustainability
		•	Nominating and Governance
Mr. Chavers brings extensive experience in mortgage finance, capital markets, business operations and strategy, and public and private housing finance policy to the Board of Directors.
Experience and Qualifications
■    Various positions at BlackRock, Inc., including Managing Director, Global Fixed Income Investment Team, Managing Director, Global Public Policy Group, and Managing Director, BlackRock Solutions, Financial Markets Advisory Group (2011-2021)
■    Various positions at Morgan Stanley, including Managing Director, Senior Relationship Management and Head, Mortgage Strategy & Execution (2003-2011)
■    VP, Principal Finance Group, Mortgage Securities Department at Goldman Sachs & Company (1998-2003)
■    Various positions in the U.S. Government (1989-1998), ultimately serving as President of Ginnie Mae (1995-1998)
■    Associate at Milbank, Tweed, Hadley & McCloy LLP (1987-1989)
■    Member of the Board and Risk Committee and Chair of the Compensation Committee of Chimera Investment Corporation, Inc. (2021-present)
■    Member of the Board and Audit Committee of SMBC Americas Holdings, Inc. (2021-present)
■    Member of the Board of Toorak Capital Partners (2021-present)
■    Member of the Advisory Board of Ivory Innovations (2022-present)
■    Independent Trustee of Optimum Funds (2021-present)

FREDDIE MAC | 2022 Form 10-K	224

Directors, Corporate Governance, and Executive Officers	Directors

Michael J. DeVito

Age	Director Since	Freddie Mac Committees		Public Company Directorships
58	June 2021	•	Executive	•	None
Mr. DeVito brings more than 30 years of experience in the mortgage and financial services industries to Freddie Mac and its Board of Directors. He has extensive experience across home lending, including in loan origination, servicing, portfolio management, secondary marketing, credit, and risk management.
Experience and Qualifications
■    CEO of Freddie Mac (2021-present)
■    Various positions with Wells Fargo & Company, including EVP - Head of Home Lending of Wells Fargo (2017-2020), Head of Home Lending Production (2015-2017), Head of Home Lending Servicing (2013-2015), Head of Default Servicing (2011-2013), Head of Loan Workout (2009-2011), Head of Education Financial Services (2007-2009), and Head of Mortgage Retail Underwriting and Operations (1996-2007)
Lance F. Drummond

Age	Director Since	Freddie Mac Committees		Public Company Directorships
68	July 2015	•	Audit	•	AvidXchange Holdings, Inc.
		•	Compensation and Human Capital, Chair	•	United Community Banks, Inc.
		•	Executive
		•	Operations and Technology
Mr. Drummond is a senior business leader who brings extensive experience, specializing in business transforming strategy development and execution, operations, technology, process re-engineering, and executive compensation oversight to the Board of Directors.
Experience and Qualifications
■    Executive in Residence, Christopher Newport University (2015-2017)
■    EVP of Operations and Technology of TD Canada Trust (2011-2014)
■    EVP of Human Resources and Shared Services of Fiserv Inc. (2009-2011)
■    SVP and Supply Chain Executive, Service and Fulfillment Executive for Global Technology and Operations, and eCommerce and ATM Executive of Bank of America (2002-2008)
■    Various positions with Eastman Kodak Company, including Chief Operating Officer and Corporate VP of Kodak Professional Division (1976-2002)
■    Member of the Board and Executive, Risk, and Talent & Compensation Committees, and Chair of the Nominating and Governance Committee of United Community Banks, Inc. (2018-present)
■    Member of the Board and Compensation Committee and Chair of the Risk Management Committee of AvidXchange (2020-present)
■    Member of the Board and Compensation and Human Capital Committee and Chair of the Audit Committee of the Financial Industry Regulatory Authority (FINRA) (2018-present)
■    Member of the Board and Audit Committee of CurAegis Technologies, Inc. (2018-2020)
Aleem Gillani

Age	Director Since	Freddie Mac Committees		Public Company Directorships
60	January 2019	•	Audit, Chair	•	None
		•	Compensation and Human Capital
		•	Executive
Mr. Gillani is an executive with extensive experience at sophisticated financial institutions. His blend of industry, financial, and risk management experience provides valuable contributions to the Board's oversight of internal controls over financial reporting and risk management matters.

FREDDIE MAC | 2022 Form 10-K	225

Directors, Corporate Governance, and Executive Officers	Directors

Experience and Qualifications
■    Various positions with SunTrust Banks, Inc., including CFO and Corporate EVP, EVP and Corporate Treasurer, and SVP and Chief Market Risk Officer (2007-2018)
■    SVP and Chief Market Risk Officer of PNC Financial Services Group, Inc. (2004-2007)
■    Chief Market Risk Officer of BankBoston and FleetBoston Corp. (1996-2004)
■    Advanced Management Program, Harvard Business School (2003)
■    Member of the Board of SunTrust Robinson Humphrey (2011-2018)
■    Founding Chair of the Market Risk Council for the Risk Management Association (1998)
Mark B. Grier

Age	Director Since	Freddie Mac Committees		Public Company Directorships
70	February 2020	•	Executive	•	None
		•	Nominating and Governance, Chair
		•	Risk
Mr. Grier is an executive with extensive finance, risk, and capital markets experience, who brings deep capital management expertise to the Board of Directors.
Experience and Qualifications
■    Interim CEO of Freddie Mac (2021)
■    Various positions with Prudential Financial, Inc., including Vice Chairman, Member of the Office of the Chairman, and CFO (1995-2019)
■    Various positions with The Chase Manhattan Corporation and its predecessors, including EVP, Co-Head, Global Markets and EVP, Global Risk Management (1978-1995)
■    Member of the Board of Trustees of The Geraldine R. Dodge Foundation (2021-present)
■    Member of the Board of Trustees of Eisenhower Fellowships (2013-present)
■    Chair of the Board of the Global Impact Investing Network (2017-2022)
■    Member of the Board of Achieve Inc. (2009-2020); Chair (2014-2020)
■    Member of the Board of Trustees of the Tragedy Assistance Program for Survivors (2013-2019)
■    Vice Chair and Member of the Board of Directors of Prudential Financial, Inc. (2008-2019)
Luke S. Hayden III

Age	Director Since	Freddie Mac Committees		Public Company Directorships
66	February 2022	•	Operations and Technology	•	None
		•	Risk
Mr. Hayden is an experienced executive who brings expertise in residential real estate finance, capital markets, and risk management to the Board of Directors.
Experience and Qualifications
■    CEO of Hayden Consulting (2012-present)
■    Vice Chairman of Residential Mortgage Services Holdings, Inc. (2013-2021)
■    President of PHH Mortgage Corporation (2010-2012)
■    EVP and Senior Managing Director at GMAC Residential Capital (2007-2008)
■    Various positions including EVP at JPMorgan Chase & Company and its predecessors (1992-2005)
■    Various positions at Security Pacifica National Bank, including SVP, Secondary Marketing, Residential Real Estate Group (1989-1992)
■    Various positions at First Interest Bank of California, including SVP, Mortgage Division (1980-1989)
■    Loan officer and loan purchaser at Ralph C. Sutro Company (1978-1980)

FREDDIE MAC | 2022 Form 10-K	226

Directors, Corporate Governance, and Executive Officers	Directors

Christopher E. Herbert

Age	Director Since	Freddie Mac Committees		Public Company Directorships
62	March 2018	•	Compensation and Human Capital	•	None
		•	Executive
		•	Mission and Housing Sustainability, Chair
		•	Risk
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
■    Research Director for Harvard University's Joint Center for Housing Studies (2010-2014)
■    Senior Associate at Abt Associates, Inc. (1997-2010)
■     Member of the National Association of Realtors Strategic Think Tank (2022-present)
■    Member of the Advisory Board of Ivory Innovations (2021-present)
■    Member of the Habitat for Humanity Cost of Home Cabinet and Research Advisory Council (2019-present)
■    Member of the Board of the Homeownership Preservation Foundation (2011-2019)
■    Member of the Research Advisory Council for the Center for Responsible Lending (2006-2019)
■    Member of the Board of GreenPath Financial Wellness (2017-2019)
■    Member of the Federal Reserve Bank of Boston's Community Development Research Advisory Council (2014-2016)
Grace A. Huebscher

Age	Director Since	Freddie Mac Committees		Public Company Directorships
63	December 2017	•	Compensation and Human Capital	•	None
		•	Executive
		•	Operations and Technology
		•	Risk, Chair
Ms. Huebscher is an executive with extensive experience in capital markets and real estate. She brings deep multifamily industry knowledge, entrepreneurial experience, and risk oversight and executive management expertise to the Board of Directors.
Experience and Qualifications
■    Advisor to Capital One Commercial Bank (2017)
■    President of Capital One Multifamily Finance, LLC (2013-2017)
■    Co-Founder and CEO of Beech Street Capital, LLC (2009-2013)
■    Various positions with Fannie Mae, including VP, Capital Markets (1997-2009)
■    Member of the Board of The Kenyon Review (1998-present)
■    Member of the Commercial Board of Governors of the Mortgage Bankers Association (2014-2017)

FREDDIE MAC | 2022 Form 10-K	227

Directors, Corporate Governance, and Executive Officers	Directors

Sara Mathew

Age	Director Since	Freddie Mac Committees		Public Company Directorships
67	December 2013	•	Executive, Chair	•	Carnival Corporation & plc
				•	Dropbox, Inc.
				•	State Street Corporation
Ms. Mathew is an executive with global financial, technology, and general management experience. Ms. Mathew's extensive business, financial, and management experience, and her public company board and audit committee experience, positions her to make valuable contributions to Board oversight of our internal control over financial reporting and compliance matters.
Experience and Qualifications
■    Various positions with Dun & Bradstreet Corporation (2001-2013), including Chairman and CEO (2010-2013); President and Chief Operating Officer (2007-2010); and SVP and CFO (2001-2006)
■    Various finance and management positions with The Procter & Gamble Company, including VP of Finance for Australia, Asia, and India (1983-2001)
■    Member of the Boards and Audit Committees of Carnival Corporation and Carnival plc (2022-present)
■    Member of the Board and Audit and Compensation Committees of Dropbox, Inc. (2021-present)
■    Member of the Board, member of the Executive and Examining and Audit Committees, Chair of the Human Resources Committee, and former member of the Nominating and Corporate Governance and Risk Committees of State Street Corporation (2018-present)
■    Member of the Board and Audit Committee and Chair of the Compensation Committee of Xos, Inc. (formerly NextGen Acquisition Corporation) (2020-2022)
■    Member of the Board and Audit Committee of Reckitt Benckiser Group plc (2019-2021)
■    Member of the Board and Audit and Finance and Corporate Development Committees of Campbell Soup Company (2005-2019)
■    Member of the Board; Chair of the Audit, Compliance & Risk Committee; member of the Nomination & Governance Committee; and former member of the Remuneration Committee of Shire plc (2015-2019)
■    Member of the Board and Finance and Nominating and Corporate Governance Committees of Avon Products, Inc. (2014-2016)
■    Member of the International Advisory Council of Zurich Financial Services Group (2012-2017)
■    Member of the Board of Dun & Bradstreet Corporation (2008-2013)
Allan P. Merrill

Age	Director Since	Freddie Mac Committees		Public Company Directorships
56	September 2020	•	Audit	•	Beazer Homes USA, Inc.
		•	Mission and Housing Sustainability
		•	Nominating and Governance
Mr. Merrill is an executive in the homebuilding industry who brings extensive expertise and in-depth knowledge of the housing market as well as considerable executive leadership, financial experience, and public policy expertise to the Board of Directors.
Experience and Qualifications
■    Various positions with Beazer Homes USA, Inc., including Chairman of the Board, President, and CEO, and EVP and CFO (2007-present)
■    Various leadership positions with Move, Inc., including EVP of Corporate Development and Strategy, and President of Homebuilder.com, a division of Move, Inc. (2000-2007)
■    Various positions with UBS Group AG and its predecessors, including Managing Director and Co-Head of the Global Resources Group (1987-2000)
■    Member of the Board of Builder Homesite, Inc. (2011-present)
■    Member of the Board of the Leading Builders of America (2011-present)
■    Member of the Board of Harvard University's Joint Center for Housing Studies (1992-present)

FREDDIE MAC | 2022 Form 10-K	228

Directors, Corporate Governance, and Executive Officers	Directors

Alberto G. Musalem

Age	Director Since	Freddie Mac Committees		Public Company Directorships
54	June 2021	•	Compensation and Human Capital	•	Man Group
		•	Operations and Technology
		•	Risk
Mr. Musalem is a financial executive who brings proven leadership and significant finance, capital markets, economics, and public policy experience to the Board of Directors.
Experience and Qualifications
■    Adjunct Professor at Georgetown University (2022-present)
■    CEO and Co-Founder of Evince Asset Management LP, a quantitative investment manager (2018-2022)
■    EVP of the Federal Reserve Bank of New York (2014-2016)
■    Chairman and Board Member of School the World (2012-2017)
■    Managing Director and Partner of Tudor Investment Corporation (2000-2013)
■    Adjunct Professor at Johns Hopkins University (2007)
■    Economist at the International Monetary Fund (1996-2000)
■    Analyst at Bankers Trust (1995)
■    Analyst at McKinsey & Co. (1994)
■    Member of the Board and the Audit and Risk and Remuneration Committees of the Man Group (2022-present)
CORPORATE GOVERNANCE
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
■    Our directors are elected annually.
■    Each of the Audit, CHC, Nominating and Governance, Mission and Housing Sustainability, Operations and Technology, and Risk Committees consists entirely of independent directors.
■    Each committee operates pursuant to a written charter that has been approved by the Board of Directors. The charters are available at http://www.freddiemac.com/governance/board-committees.html.
■    Independent directors meet regularly without management.
■    The Board of Directors and each of the Audit, CHC, Nominating and Governance, Operations and Technology, and Risk Committees conduct an annual self-evaluation, as will the newly formed Mission and Housing Sustainability Committee.
■    New directors receive a full orientation regarding the company and issues specific to the committees to which they have been appointed.
■    All directors are provided with access to, and are encouraged to utilize, third-party continuing education.
■    Management provides the Board of Directors and its committees with in-depth technical briefings on substantive issues affecting the company.
■    The CHC Committee reviews management talent and succession planning at least annually.

FREDDIE MAC | 2022 Form 10-K	229

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Director Independence and Relevant Considerations
The Nominating and Governance Committee has evaluated the independence of each of our non-employee Board members and has made recommendations to the Board of Directors for determination and approval with respect thereto. For purposes of these determinations, we use the definition of independence set forth in Sections 4 and 5 of the Guidelines and in Section 303A.02 of the NYSE Listed Company Manual. Although our stock is no longer listed on the NYSE, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those relating to independence, continue to apply to us because they are incorporated by reference in the Corporate Governance Rule. Based on the Nominating and Governance Committee’s evaluation and recommendation, our Board of Directors made the following determinations. The Board of Directors determined that all current non-employee Board members are independent. Mr. DeVito is not considered to be an independent director due to his service as our CEO.
Our Board of Directors determined that all members of our Audit, CHC, and Nominating and Governance Committees, and the Chairs of the Mission and Housing Sustainability, Operations and Technology, and Risk Committees are independent within the meaning of Sections 4 and 5 of the Guidelines and Section 303A.02 of the NYSE Listed Company Manual. Our Board of Directors also determined that: (1) all members of our Audit Committee are independent within the meaning of Exchange Act Rule 10A-3 and Section 303A.06 of the NYSE Listed Company Manual; and (2) all members of our CHC Committee are independent within the meaning of Exchange Act Rule 10C-1 and Section 303A.02(a)(ii) of the NYSE Listed Company Manual.
In determining the independence of each Board member, the Board of Directors reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of the Guidelines, to determine whether those relationships, either individually or in aggregate, would constitute a material relationship between the director and us that would impair the director's judgment as a member of the Board of Directors or create the perception or appearance of such an impairment:
■    Employment Affiliations with Business Partners. Mr. Herbert is employed by an organization that engages or has engaged in business with us resulting in payments between us and such organization. Under the Guidelines, no specific independence determination is required with respect to these payments because they do not exceed the greater of $1 million or 2% of the firm's consolidated gross revenues for each of the last three fiscal years. After considering the nature and extent of the specific relationships between these organizations and us, our Board of Directors concluded that the business relationship does not constitute a material relationship between Mr. Herbert and us that would impair his independence as our director.
Immediate family members of Messrs. Chavers and Hayden and Ms. Huebscher are employed by companies that engage or have engaged in business with us resulting in payments between us and such companies. After considering the nature and extent of the specific relationships between the companies and the immediate family members, and between the companies and Freddie Mac, our Board of Directors concluded that these business relationships do not constitute a material relationship that would impair Messrs. Chavers' or Hayden's or Ms. Huebscher's independence as our directors.
■    Employment Affiliations with Competitors. An immediate family member of Ms. Huebscher is employed by a company that is a competitor of Freddie Mac. After considering the nature and extent of the specific relationship between the competitor and the immediate family member and between the competitor and Freddie Mac, our Board of Directors concluded that the business relationship does not constitute a material relationship that would impair Ms. Huebscher's independence as our director.
■    Board Memberships with Business Partners. Messrs. Chavers, Drummond, and Merrill serve as directors of other organizations that engage in business with us resulting in payments between us and such organizations. After considering the nature and extent of the specific relationship between each of those organizations and us, and the fact that these Board members are directors of these other organizations rather than employees, our Board of Directors concluded that those business relationships do not constitute material relationships that would impair their independence as our directors.
■    Financial Relationships with Business Partners. Messrs. Bloom, Gillani, Grier, and Hayden each own stock in companies with which we conduct significant business, and such ownership represents a material portion of their respective net worth. To eliminate any potential conflict of interest that might arise as a result of their respective stock ownership, we have established mechanisms pursuant to which they will be recused from discussing and acting upon any matters considered by the Board of Directors or any of the committees of which they are or were a member and that directly relate to the company in which they have such stock ownership. In situations where matters are frequently presented to the Board of Directors regarding these companies, we have established formal recusal arrangements. The Audit Committee Chair, in consultation with the Non-Executive Chair (or the Non-Executive Chair alone in a situation involving the Audit Committee Chair), addresses any questions regarding whether recusal from a particular discussion or action is appropriate.
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

FREDDIE MAC | 2022 Form 10-K	230

Directors, Corporate Governance, and Executive Officers	Corporate Governance

mechanisms addressed any actual or potential conflicts of interest with respect to the stock ownership. Accordingly, our Board of Directors concluded that the stock ownership of our business partners by Messrs. Bloom, Gillani, Grier, and Hayden do not constitute material relationships that would impair their independence as our directors.

FREDDIE MAC | 2022 Form 10-K	231

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Board of Directors and Board Committee Information
Authority of the Board of Directors and Board Committees

The directors serve on behalf of, and exercise authority as directed by, the Conservator and owe their fiduciary duties of care and loyalty to the Conservator. Although the Conservator has provided authority for the Board of Directors and its committees to function in accordance with the duties and authorities set forth in applicable statutes, regulations, guidance, orders, and directives, and our Bylaws and committee charters, the Conservator has reserved certain powers of approval for itself. The Conservator provided instructions to the Board of Directors in 2008, 2012, and 2017 for Freddie Mac to consult with and obtain the Conservator's decision before taking certain actions.
The Conservator's instructions as currently revised require that we obtain the Conservator's decision before taking action on any matters that require the consent of or consultation with Treasury under the Purchase Agreement. See Note 2 for a list of matters that require the approval of Treasury under the Purchase Agreement.
The Conservator's revised instructions also require us to obtain the Conservator's decision before taking action in the areas identified in the table below. For some matters, the Conservator's revised instructions specify that our Board of Directors must review and approve the matter before we request the Conservator's decision, and for other matters the Board of Directors is expected to determine the appropriate level of the Board's engagement.

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
•Agreements with respect to any securities litigation claim, and agreements pursuant to which we settle, resolve, or compromise demands, claims, litigation, lawsuits, prosecutions, regulatory proceedings, or tax matters when the amount in dispute is more than $50 million, including each separate agreement with the same counterparty involving the same dispute or common facts when the aggregate amount in dispute totals more than $50 million (this provision excludes loan workouts, which are conducted in the ordinary course of business);
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

FREDDIE MAC | 2022 Form 10-K	232

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Board Committees

The Board of Directors has seven standing committees: Audit, CHC, Executive, Mission and Housing Sustainability, Nominating and Governance, Operations and Technology, and Risk. All standing committees, other than the Executive Committee, meet regularly and are chaired by, and consist entirely of, independent directors. The committees perform essential functions on behalf of the Board of Directors. The committee chairs review and approve agendas for all meetings of their respective committees. Charters for the standing committees describe each committee's responsibilities and have been adopted by the Board of Directors and approved by the Conservator. These charters are available on our website at http://www.freddiemac.com/governance/board-committees.html. The membership of each committee as of February 21, 2023, except as otherwise noted below, and the number of meetings held by each committee in 2022 are set forth below, together with a description of the primary responsibilities of each committee.

FREDDIE MAC | 2022 Form 10-K	233

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Committee	Committee Meetings in 2022	Chair	Members

Audit Committee	9	Aleem Gillani	•	Kathleen L. Casey
			•	Kevin G. Chavers(1)
			•	Lance F. Drummond
			•	Allan P. Merrill

Compensation and Human Capital Committee	7	Lance F. Drummond	•	Mark H. Bloom
			•	Aleem Gillani
			•	Christopher E. Herbert
			•	Grace A. Huebscher(2)
			•	Alberto G. Musalem

Executive Committee	None	Sara Mathew	•	Mark H. Bloom
			•	Michael J. DeVito
			•	Lance F. Drummond
			•	Aleem Gillani
			•	Mark B. Grier
			•	Christopher E. Herbert
			•	Grace A. Huebscher

Mission and Housing Sustainability Committee (established July 2022)	3	Christopher E. Herbert	•	Kathleen L. Casey
			•	Kevin G. Chavers
			•	Allan P. Merrill

Nominating and Governance Committee	7	Mark B. Grier	•	Kathleen L. Casey(3)
			•	Kevin G. Chavers(1)
			•	Allan P. Merrill

Operations and Technology Committee	5	Mark H. Bloom	•	Lance F. Drummond
			•	Luke S. Hayden(4)
			•	Grace A. Huebscher
			•	Alberto G. Musalem

Risk Committee	6	Grace A. Huebscher	•	Mark H. Bloom
			•	Mark B. Grier
			•	Luke S. Hayden(4)
			•	Christopher E. Herbert
			•	Alberto G. Musalem

(1)Mr. Chavers joined the Audit and Nominating and Governance Committees effective February 15, 2022.
(2)Ms. Huebscher joined the CHC Committee effective February 15, 2022.
(3)Ms. Casey left the Operations and Technology Committee effective September 23, 2022.
(4)Mr. Hayden joined the Operations and Technology and Risk Committees effective February 15, 2022.

FREDDIE MAC | 2022 Form 10-K	234

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Audit Committee
The Audit Committee provides oversight of the company's accounting and financial reporting and disclosure processes, the adequacy of the systems of disclosure and internal control established by management, and the audit of the company's financial statements. Among other things, the Audit Committee: (1) appoints the independent auditor and evaluates its independence and performance; (2) reviews the audit plans for and results of the independent audit and internal audits; and (3) reviews compliance with legal and regulatory requirements. The Audit Committee's activities during 2022 with respect to the oversight of the independent auditor are described in more detail in Principal Accounting Fees and Services - Approval of Independent Auditor Services and Fees. The Audit Committee also reviews Freddie Mac’s ESG reporting and disclosures determined by management to be significant.
The Audit Committee also periodically reviews the company's guidelines and policies governing the processes for assessing and managing the company's risks and periodically reviews the company's major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee also approves all decisions regarding the appointment, removal, and compensation of the General Auditor, who reports independently to the Audit Committee, as well as the annual incentive funding level for our Internal Audit division.
Our Audit Committee satisfies the definition of "audit committee" in Exchange Act Section 3(a)(58)(A) and the requirements of Exchange Act Rule 10A-3. Although our stock is no longer listed on the NYSE, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those relating to audit committees, continue to apply to us because they are incorporated by reference in the Corporate Governance Rule. Our Audit Committee satisfies the "audit committee" requirements in Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual. The Board of Directors has determined that all members of our Audit Committee are independent and financially literate and that Mr. Gillani, a member of the Audit Committee since January 2019 and its current chair, meets the definition of an "audit committee financial expert" under SEC regulations.
Compensation and Human Capital Committee
The CHC Committee oversees the company's compensation and benefits policies and programs, as well as other human capital matters, including: (1) an annual review of talent development programs and initiatives, including succession planning; (2) our DEI programs and policies, as well as the results of those programs and policies; and (3) the design and execution of initiatives to strengthen our culture and employee engagement. The company's processes for consideration and determination of executive compensation, and the role of the CHC Committee in those processes, are further described in Executive Compensation - CD&A. The CHC Committee Report is included in Executive Compensation - CD&A - Compensation and Human Capital Committee Report.
Although the CHC Committee plays a significant role in considering and recommending executive compensation, FHFA is actively involved in determining such compensation in its role as our Conservator and as our regulator. The CHC Committee's authority and flexibility is, therefore, subject to certain limitations as discussed in Executive Compensation - CD&A – Other Executive Compensation Considerations - Legal, Regulatory, and Conservator Restrictions on Executive Compensation.
For a discussion of the CHC Committee's conclusion that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us, see Executive Compensation - Compensation and Risk.
For a discussion of the CHC Committee's role with respect to human capital generally, see Introduction - Our Business - Primary Business Strategies - Human Capital Management.
The CHC Committee consists entirely of independent directors. None of the members of the CHC Committee during 2022 were officers or employees of Freddie Mac or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.
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
Mission and Housing Sustainability Committee
The Mission and Housing Sustainability Committee, which was established in July 2022 and consists entirely of independent directors, has responsibility for overseeing the development, planning, implementation, performance, and execution of our strategies and significant initiatives related to delivering on our commitment to promote affordability, equity, and sustainability in housing. The Mission and Housing Sustainability Committee oversees (1) the development and execution of strategies, initiatives, and activities designed to help the company meet its affordable housing and Duty to Serve goals, increase sustainable access to credit, and implement its housing sustainability and equitable housing initiatives; (2) compliance with fair

FREDDIE MAC | 2022 Form 10-K	235

Directors, Corporate Governance, and Executive Officers	Corporate Governance

lending laws and regulations, including our fair lending compliance program and fair lending implications of key mission and housing sustainability initiatives; (3) the review of management reporting relating to the execution of our mission, housing sustainability, and fair lending strategies and initiatives; and (4) the review of sustainability initiatives with climate change implications or impacts.
Nominating and Governance Committee
The Nominating and Governance Committee, which consists entirely of independent directors, oversees the company's corporate governance, including reviewing the company's Bylaws and the Guidelines. The Nominating and Governance Committee also, among other things: (1) assists the Board of Directors and its committees in conducting annual self-evaluations and identifying qualified individuals to become directors; (2) reviews Board member independence and qualifications and recommends membership of the committees of the Board of Directors; and (3) reviews potential conflicts of interest for members of senior management as well as certain related person transactions.
Operations and Technology Committee
The Operations and Technology Committee consists entirely of independent directors, has responsibility for overseeing the development and execution of our enterprise information, operations, and technology strategies and the information, operational resiliency and supplier third-party programs. Specifically, the Operations and Technology Committee oversees: (1) our information, operations, and technology strategies and planning, and the implementation of technology initiatives critical to the achievement of our mission, strategy, and business objectives; (2) in conjunction with the Risk Committee, our management of information (including cybersecurity), technology, operational resiliency, and supplier third-party risk, including the possibility that these risks will adversely affect the achievement of our mission and business objectives; and (3) our information (including cybersecurity and information security) and operational resiliency programs, including risk and controls. The Operations and Technology Committee also reviews capabilities for and adequacy of resources allocated to operations and technology enterprise-wide and monitors and evaluates trends in technology that may affect our strategy and business objectives. See Directors, Corporate Governance, and Executive Officers - Board of Directors and Board Committee Information - Additional Board Oversight of Information and Cybersecurity Operations for additional information.
Risk Committee
The Risk Committee, which consists entirely of independent directors, oversees on an enterprise-wide basis the company's risk management framework, including credit risk, market risk, liquidity risk, operational risk, compliance risk, climate risk, and strategic risk. The Risk Committee reviews and recommends the company's enterprise risk policy and Board-level risk appetite statements, metrics, and limits to the Board of Directors for approval and, among other responsibilities, reviews significant: (1) enterprise risk exposures; (2) risk management strategies; (3) results of risk management reviews and assessments; and (4) emerging risks. The Risk Committee also reviews our exposure to the potential negative impacts of climate change, oversees the development and implementation of our climate risk framework, and reviews capabilities for and adequacy of resources allocated to ERM. The Risk Committee also approves all decisions regarding the appointment or removal of the CRO, and the CRO reports independently to the Risk Committee.
Additional Board Oversight of Information and Cybersecurity Operations
The Board of Directors and the Operations and Technology and Risk Committees oversee the company's information and cybersecurity operations by receiving periodic reports from the head of our Enterprise Operations and Technology division and other key officers. These updates include information regarding management's ongoing efforts to manage cybersecurity risk and the steps management has taken to address and mitigate the evolving cybersecurity threat environment. Senior management discusses cybersecurity developments with the Chairs of the Operations and Technology Committee and the Risk Committee and other Board members between Board and committee meetings, as necessary. Additionally, certain Board members are informed of, and have an opportunity to provide feedback on management's participation in, internal cybersecurity incident simulations, including tabletop exercises relating to cyberattacks, ransomware, and other security events. Members of the Board of Directors also receive reports from management regarding certain internal and industry-wide trends and exercises relating to these matters to assist with their oversight responsibilities. The company has procedures to escalate information regarding certain cybersecurity incidents to the appropriate Board members in a timely fashion. The Board of Directors and its committees also have authority, as they deem appropriate, to fulfill Board or committee responsibilities, to engage outside consultants or advisors, including technology and cybersecurity experts, and evaluate the company's information security program. See MD&A - Risk Management - Overview for more information on the Board of Directors' role in risk oversight.

FREDDIE MAC | 2022 Form 10-K	236

Directors, Corporate Governance, and Executive Officers	Corporate Governance

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
Copies of our employee and director codes of conduct are available, and any amendments or waivers that would be required to be disclosed are posted on our website at www.freddiemac.com/governance/code-conduct.html.
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
Our directors are compensated entirely in cash because the Purchase Agreement prohibits us from issuing any shares of our equity securities without the prior written consent of Treasury. See Executive Compensation - CD&A - Overview of EMCP. Unlike compensation for our executive officers, there is no provision in the director compensation program for pay that varies depending on business results. Although incentive compensation may give management strong incentives to develop and execute business plans and achieve positive financial results, we believe that such incentive compensation is inconsistent with the oversight role of the Board.
2022 Non-Employee Director Compensation Levels

Board compensation levels during conservatorship are shown in the table below.
Table 62 - Board Compensation Levels

Board Service	Cash Compensation
Annual Retainer for Non-Executive Chair	$290,000
Annual Retainer for Non-Employee Directors (other than the Non-Executive Chair)	160,000
Committee Service	Cash Compensation
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Risk)	10,000
Annual Retainer for Audit Committee Members	10,000

FREDDIE MAC | 2022 Form 10-K	237

Directors, Corporate Governance, and Executive Officers	Corporate Governance

2022 Director Compensation

The following table summarizes the 2022 compensation earned by all persons who served as a non-employee director during 2022.
Table 63 - Director Compensation

Non-Employee Director	Fees Earned or Paid in Cash(1)	Total
Sara Mathew	$290,000	$290,000
Mark H. Bloom	170,000	170,000
Kathleen L. Casey	170,000	170,000
Kevin G. Chavers(2)	148,750	148,750
Lance F. Drummond	180,000	180,000
Aleem Gillani	185,000	185,000
Mark B. Grier(3)	168,972	168,972
Luke S. Hayden(4)	140,000	140,000
Christopher E. Herbert(5)	164,701	164,701
Grace A. Huebscher(6)	174,486	174,486
Allan P. Merrill	170,000	170,000
Alberto G. Musalem	160,000	160,000
Saiyid T. Naqvi(7)	17,986	17,986
(1)We do not have pension or retirement plans for our non-employee directors, and all compensation is paid in cash with no other compensation paid. Therefore, we have omitted the "Change in Pension Value and Non-qualified Deferred Compensation Earnings" and "All Other Compensation" columns.
(2)Mr. Chavers joined the Board of Directors and the Audit Committee in February 2022.
(3)Mr. Grier became Chair of the Nominating and Governance Committee in February 2022.
(4)Mr. Hayden joined the Board of Directors in February 2022.
(5)Reflects partial annual compensation for service as Chair of the Mission and Housing Sustainability Committee. The committee was created, and Mr. Herbert became Chair, in July 2022.
(6)Ms. Huebscher stepped down as Chair of Nominating and Governance Committee and became the Chair of the Risk Committee in February 2022.
(7)Mr. Naqvi left the Board of Directors and stepped down as Chair of the Risk Committee in February 2022.
Indemnification

We have made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see Executive Compensation - CD&A - Written Agreements Relating to NEO Employment - Indemnification Agreements.

FREDDIE MAC | 2022 Form 10-K	238

Directors, Corporate Governance, and Executive Officers	Executive Officers

EXECUTIVE OFFICERS
As of February 21, 2023, our executive officers are as follows:
Michael J. DeVito

Age	Year of Affiliation	Position
58	2021	CEO
Mr. DeVito has served as our CEO and a member of our Board of Directors since June 2021. See Directors, Corporate Governance, and Executive Officers - Directors - Director Biographical Information for a biography of Mr. DeVito.
Michael T. Hutchins

Age	Year of Affiliation	Position
67	2013	President
Mr. Hutchins has served as our President since December 2020 after serving as our interim President beginning in November 2020. In this role, he oversees the company's Single-Family, Multifamily, Investments and Capital Markets, and Enterprise Operations and Technology divisions. He previously served as EVP - Investments and Capital Markets from January 2015 to November 2020 and as SVP - Investments and Capital Markets from July 2013 to January 2015. From 2007 to 2013, prior to joining Freddie Mac, Mr. Hutchins was Co-Founder and CEO of PrinceRidge, a financial services firm. Prior to founding PrinceRidge, he was with UBS Group AG from 1996 to 2007, holding a variety of senior management positions, including the Global Head of the Fixed Income Rates & Currencies Group. Prior to UBS, Mr. Hutchins worked at Salomon Brothers, Inc. from 1986 to 1996, where he held a number of management positions, including Co-Head of Fixed Income Capital Markets.
Christian M. Lown

Age	Year of Affiliation	Position
53	2020	EVP & CFO
Mr. Lown has served as our EVP & CFO since June 2020. In this role, he is responsible for the company's accounting, capital oversight, ESG, financial controls, financial planning and reporting, investor relations, procurement, and tax. Mr. Lown joined Freddie Mac from Navient Corporation where he served as EVP and CFO from March 2017 to June 2020. Prior to that, he served as Managing Director of the Financial Institutions Group and Co-Head of Global Financial Technology, North America Banks, and Diversified Finance at Morgan Stanley from 2006 to 2017; Director, Financial Institutions Group, at UBS AG from 2003 to 2006; and Associate, Financial Institutions Group, at Credit Suisse First Boston from 2001 to 2003.
John Glessner

Age	Year of Affiliation	Position
50	2010	SVP - Investments and Capital Markets
Mr. Glessner has served as our SVP - Investments and Capital Markets since April 2021. In this role, he is responsible for managing our liquidity, financing, securitization, and derivative activities as well as our portfolio of single-family mortgage securities and loan investments. From March 2018 to April 2021, he served as our SVP of Asset and Liability Management and Treasurer where he was responsible for overseeing our corporate treasury function, liquidity management, and interest-rate hedging activities. He also oversaw the Investments & Capital Markets division's counterparty credit risk activities and secured lending to our investors and customers. He previously worked in the Securities Sales & Trading Group and on the Collateralized Mortgage Obligation and Cash Window desks, among other areas. Prior to re-joining Freddie Mac in 2010, he held various trading positions at the Friedman, Billings, Ramsey Group and GMAC ResCap.
Anil D. Hinduja

Age	Year of Affiliation	Position
59	2015	EVP - CRO
Mr. Hinduja has served as our EVP - CRO and head of ERM since July 2015. In this role, he is responsible for the company's enterprise-wide risk framework and providing overall direction and leadership for the risk function. He joined Freddie Mac from Barclays PLC, where he served in increasingly broader risk management roles beginning in 2009, including CRO for Barclays Africa Group Limited, Group Credit Director for Retail Credit Risk, and CRO for Barclays' retail bank in the U.K. Prior to joining Barclays, he spent 19 years at Citigroup in diverse roles with increasing responsibility across finance, operations, sales and

FREDDIE MAC | 2022 Form 10-K	239

Directors, Corporate Governance, and Executive Officers	Executive Officers

distribution, business, and risk management in global consumer businesses. These included Director for Global Consumer Credit Risk, CRO for the North America Consumer Lending Group, and President and CEO of Citi Home Equity.
Heidi Mason

Age	Year of Affiliation	Position
57	2022	EVP & General Counsel
Ms. Mason has served as our EVP and General Counsel since March 2022. In this role, she oversees all legal and regulatory strategies, services and resources. She also manages all corporate governance matters. Ms. Mason brings over 25 years of experience from across the legal spectrum, including mortgage lending and servicing, fair lending, credit access and regulatory matters, among others. Prior to joining Freddie Mac, Ms. Mason spent 17 years at Wells Fargo, most recently serving as EVP and Senior Deputy General Counsel. During her tenure at Wells Fargo, Ms. Mason led the legal support for all of its consumer businesses, including mortgage operations. She previously served as Head of the Wells Fargo corporate legal team, where she oversaw enterprise-wide legal support of corporate governance, securities, banking regulatory matters, employment law, and a host of other areas. From October 2020 to February 2022, Ms. Mason served as a Partner at ElevateNext Law, a majority woman-owned law firm that provided legal, consulting, and regulatory compliance services to financial services companies across the United States.
Frank Nazzaro

Age	Year of Affiliation	Position
61	2018	EVP - Enterprise Operations & Technology
Mr. Nazzaro has served as our EVP - Enterprise Operations & Technology (EO&T) since April 2021 after serving as Chief Information Officer from October 2019 to April 2021, and Acting Chief Information Officer from May 2019 to October 2019. He provides corporate-wide leadership for the company’s technology strategy. Mr. Nazzaro is an accomplished senior technology executive with more than 20 years of experience in the financial services industry. With an in-depth knowledge in infrastructure and applications, he brings a wealth of experience in transformational IT activities and strong leadership capabilities essential to EO&T’s strategic initiatives, including Cloud migration, Modern Delivery, and Employee Technology Experience. He joined Freddie Mac in 2018 as SVP and Chief Technology Officer leading Enterprise Technology Solutions. From 2016 to 2018, he was Group VP and CTO for Travelport LLC, where he led Cloud Architecture, Infrastructure, and Operations globally. From 2012 to 2016, he was CTO at CIT Group where he was responsible for Transformation, Architecture, Technology Strategy, and IT Infrastructure. He has held several senior technology and management roles at RBC Capital Markets, Bridgewater, and UBS.
Kevin Palmer

Age	Year of Affiliation	Position
46	2001	SVP - Multifamily
Mr. Palmer has served as our SVP and Head of Multifamily since May 2022. In this role, he oversees all aspects of the division’s efforts to provide stability, liquidity and affordability throughout the rental housing market. Previously, Mr. Palmer led Portfolio Management for our Single-Family division, including supervision of the company’s nearly $3 trillion guarantee book of business including servicing, pricing and analytics, and oversight of our real estate-owned portfolio, in addition to leading Single-Family CRT. Prior to that, he held various capital markets and risk management positions at the company.
Ravi Shankar

Age	Year of Affiliation	Position
59	2022	SVP - Single-Family Portfolio & Servicing
Mr. Shankar has served as our SVP and Head of Single-Family Portfolio & Servicing since rejoining in November 2022. In this role, Mr. Shankar oversees the division’s portfolio management, servicing, and the operations and technology that support these activities. He also plays a significant role in supporting our mission to provide affordable and equitable housing. In addition, since November 2022, he has served as a member of the Board of Managers of CSS. Prior to that, Mr. Shankar held senior advisor positions at Boston Consulting Group from August 2021 to October 2022 and United Wholesale Mortgage from 2020 to 2021. Prior to that, and before rejoining Freddie Mac in 2022, Mr. Shankar served as SVP of Portfolio Management for Freddie Mac’s Single-Family division from 2013 to 2016, and as deputy head of Freddie Mac’s Investments & Capital Markets division from 2016 to 2019. He also spent seven years at JP Morgan Chase in a number of key roles, including CFO, Head of Capital Markets, and Portfolio Manager at Chase Home Finance. Prior to that, he worked in various senior positions with Citigroup for 16 years.

FREDDIE MAC | 2022 Form 10-K	240

Directors, Corporate Governance, and Executive Officers	Executive Officers

Jerry Weiss

Age	Year of Affiliation	Position
64	2003	EVP - Chief Administrative Officer
Mr. Weiss has served as our EVP - Chief Administrative Officer since August 2010 and served as Interim General Counsel from March 2021 to March 2022. As Chief Administrative Officer, he serves as the company's senior executive liaison to FHFA and Treasury, and he oversees the Government & Industry Relations, Public Relations & Digital Communications, Corporate Communications & Marketing, Conservatorship Affairs & Initiatives, Economic & Housing Research, Regulatory Affairs, Corporate Services, and Making Home Affordable - Compliance organizations. In addition, since November 2014, he has served as a member of the Board of Managers of CSS. Prior to August 2010, Mr. Weiss served as our CCO and in various other senior management capacities after joining us in October 2003. Before that, Mr. Weiss worked from 1990 to 2003 at Merrill Lynch Investment Managers, including as First VP and Global Head of Compliance. From 1982 to 1990, Mr. Weiss was with a national law practice in Washington, D.C., where he specialized in securities regulation and corporate finance matters.

FREDDIE MAC | 2022 Form 10-K	241

Executive Compensation	Compensation Discussion and Analysis
Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This section contains information regarding our compensation programs (all of which have been approved by FHFA) and the compensation of the following individuals who we determined to be our Named Executive Officers, or NEOs, for the year ended December 31, 2022.

Named Executive Officers
Michael J. DeVito	CEO
Michael T. Hutchins	President
Christian M. Lown	EVP & CFO
Anil D. Hinduja	EVP - CRO
Jerry Weiss	EVP - Chief Administrative Officer(1)
Donna M. Corley	Former EVP - Single-Family Business(2)
(1)Mr. Weiss also served as interim General Counsel from March 10, 2021, to March 7, 2022.
(2)Ms. Corley served as EVP - Single-Family Business until May 25, 2022, and then EVP - Senior Advisor from May 26, 2022, until November 25, 2022.
For information on our primary business objectives and the progress we made during 2022 toward accomplishing those objectives, see Introduction - About Freddie Mac and Introduction - Our Business.
Overview of Executive Management Compensation Program
Compensation in 2022 for each NEO, other than Mr. DeVito, whose compensation is discussed below, was governed by the EMCP. The EMCP balances our need to retain and attract executive talent with promoting the conservatorship objectives included in FHFA's Conservatorship Scorecard, as well as goals separately established by management related to the commercial aspects of our business, which are included in our Corporate Scorecard. All compensation under the EMCP is delivered in cash because the Purchase Agreement does not permit us to provide equity-based compensation to our employees unless approved by Treasury.
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
FHFA’s objectives for the EMCP and the legal and regulatory restrictions on our executive compensation described in Executive Compensation - CD&A - Other Executive Compensation Considerations - Legal, Regulatory, and Conservator Restrictions on Executive Compensation limit our ability to make changes to the EMCP and limit the amount and type of compensation we may pay our executive officers.
CEO Compensation
Compensation in 2022 for Mr. DeVito consists of an annual Base Salary level of $600,000, in compliance with the Equity in Government Compensation Act of 2015. Due to statutory limitations on his compensation, he does not participate in the EMCP

FREDDIE MAC | 2022 Form 10-K	242

Executive Compensation	Compensation Discussion and Analysis
and, therefore, did not receive any compensation subject to either corporate or individual performance in 2022. Mr. DeVito was eligible to participate in all employee benefit plans offered to Freddie Mac's other senior executives under the terms of those plans. See Executive Compensation - 2022 Compensation Information For NEOs - Summary Compensation Table for additional information.
Elements of Target TDC
For all NEOs other than the CEO, compensation under the EMCP in 2022 consisted of the following elements:

Base Salary		Deferred Salary
■
The amount earned in each quarter, including interest, is paid (1) in the corresponding quarter in the first year following the performance year for Fixed Deferred Salary and (2) in the corresponding quarter in the second year following the performance year for At-Risk Deferred Salary(1)

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

(1)For executive officers hired before January 1, 2020, including all eligible NEOs other than Mr. Lown, the deferral period for At-Risk Deferred Salary will change from one year to two years beginning with amounts earned in the 2023 performance period with a transition period provided solely for amounts earned in 2022.
As in past years, 30% of Target TDC for each NEO (other than our CEO) is At-Risk Deferred Salary, half of which is subject to reduction based on FHFA's assessment of the company's performance against goals established by FHFA. The other half is subject to reduction based on a combination of the company's performance against goals established by the Board for the performance year and individual performance. In 2019, FHFA directed us to increase the mandatory deferral period for At-Risk Deferred Salary received by certain executive officers (including our NEOs) from one year to two years. For executive officers hired before January 1, 2020, this change became effective for At-Risk Deferred Salary earned beginning January 1, 2022. For executive officers hired on or after January 1, 2020, the change became effective immediately. However, pursuant to an FHFA directive issued in June 2022, for executive officers hired before January 1, 2020, one-half of At-Risk Deferred Salary earned in 2022 will be paid in the corresponding quarter in the first year following the performance year and the remaining one-half of At-Risk Deferred Salary earned in 2022 will be paid in the corresponding quarter in the second year following the performance year. For compensation earned in 2023 and thereafter, all At-Risk Deferred Salary will be paid in quarterly installments in the second year following the performance year. This mandatory deferral period for At-Risk Deferred Salary applies for so long as the company is in Conservatorship.
The objectives against which 2022 corporate performance was measured, together with the assessment of actual performance against those objectives and the Assessment Criteria used by FHFA, are described in Executive Compensation - CD&A - Determination of 2022 At-Risk Deferred Salary - At-Risk Deferred Salary Based on Conservatorship Scorecard Performance and Executive Compensation - CD&A - Determination of 2022 At-Risk Deferred Salary - At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance. These performance measures were chosen because they reflected our 2022 goals during conservatorship.
See Executive Compensation - CD&A - Other Executive Compensation Considerations - Effect of Termination of Employment for information on the effect of a termination of employment, including the timing and payment of any unpaid portion of Deferred Salary and related interest.

FREDDIE MAC | 2022 Form 10-K	243

Executive Compensation	Compensation Discussion and Analysis
Determination of 2022 Target TDC for Eligible NEOs
Role of Compensation Consultant

As part of the annual process to determine the 2022 Target TDC for each of the eligible NEOs, the CHC Committee received guidance from Meridian Compensation Partners, LLC, or Meridian, its prior independent compensation consultant. Meridian provided guidance to the CHC Committee through June 2022. Beginning in July 2022, the CHC Committee engaged Pay Governance LLC, or Pay Governance, as its independent compensation consultant.
Neither Meridian nor Pay Governance has provided the CHC Committee with any non-executive compensation services, nor have the firms provided any consulting or other services to our management. The CHC Committee previously reviewed Meridian's, and in June 2022, in connection with its appointment, reviewed Pay Governance's independence based on the factors outlined in Exchange Act Rule 10C-1(b)(4) and determined that both firms were independent.
2022 Comparator Group Companies

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
At FHFA's request, Freddie Mac and Fannie Mae use the same Comparator Group for benchmarking executive compensation to provide consistency in the market data used for compensation decisions for similar positions. Factors relevant to the selection of companies for our Comparator Group include their status as U.S. public companies, the industry in which they operate, and their size (in terms of assets and number of employees) relative to the size of Freddie Mac.
When there is either no reasonable match or insufficient data from the Comparator Group for a position, or if the CHC Committee's independent compensation consultant believes that additional data sources would strengthen the analysis of competitive market compensation levels, the CHC Committee may use alternative survey sources.
In 2022, FHFA instructed that we may benchmark between the 25th and 50th percentiles of the compensation reported by the Comparator Group, which replaced FHFA's prior guidance to benchmark to the lower end of the compensation reported by the Comparator Group.
The Comparator Group used in determining compensation for 2022 consisted of the following companies:

The Allstate Corporation	Fannie Mae	Prudential Financial, Inc.
Ally Financial Inc.	Fifth Third Bancorp	Regions Financial Corporation
American Express Company	The Hartford Financial Services Group, Inc.	State Street Corporation
American International Group, Inc.	JPMorgan Chase & Co*	Synchrony Financial
Bank of America Corporation*	KeyCorp	Truist Financial Corporation
The Bank of New York Mellon Corporation	Mastercard Incorporated	U.S. Bancorp
Capital One Financial Corporation	MetLife, Inc.	Visa, Inc.
Citigroup Inc.*	Northern Trust Corporation	Voya Financial, Inc.
Citizens Financial Group, Inc.	PNC Financial Services Group, Inc.	Wells Fargo & Company*
Discover Financial Services
*	Only mortgage or real estate division-level compensation data from these diversified banking firms may be utilized where available and appropriate for the position being benchmarked.
The CHC Committee has determined that these same companies will comprise the 2023 Comparator Group.
Establishing Target TDC

The CHC Committee developed its 2022 Target TDC recommendations for the eligible NEOs by reviewing data from the Comparator Group.

FREDDIE MAC | 2022 Form 10-K	244

Executive Compensation	Compensation Discussion and Analysis
2022 Target TDC

The following table sets forth the components of 2022 Target TDC for each of our eligible NEOs.
Table 64 - 2022 Target TDC

	2022 Target TDC
Named Executive Officer(1)	Base Salary Rate	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
Michael T. Hutchins	$600,000	$1,920,000	$1,080,000	$3,600,000
Christian M. Lown(2)	600,000	1,500,000	900,000	3,000,000
Anil D. Hinduja	600,000	1,220,000	780,000	2,600,000
Jerry Weiss	600,000	975,000	675,000	2,250,000
Donna M. Corley(3)	542,308	947,283	811,956	2,301,547
(1)Mr. DeVito did not participate in the EMCP in 2022 and therefore is not included in this table. For a discussion of his compensation, see Executive Compensation - CD&A - CEO Compensation.
(2)In connection with his appointment as our CFO in June 2020, we agreed to pay Mr. Lown a cash sign-on award of $1,275,000 in recognition of forfeited compensation at his previous employer payable in three installments: $475,000 was paid in February 2021; $475,000 was paid in February 2022; and $325,000 will be paid in February 2023. If Mr. Lown is not an employee of Freddie Mac on an installment payment date because he voluntarily resigns from the company or if the company terminates his employment due to the occurrence of any of the Forfeiture Events described in the Recapture and Forfeiture Agreement, the installment will be forfeited. Each installment is subject to repayment if, prior to the first anniversary of an installment payment, Mr. Lown voluntarily resigns from the company or if the company terminates his employment due to the occurrence of any of the Forfeiture Events described in the Recapture and Forfeiture Agreement.
(3)On May 26, 2022, Ms. Corley stepped down from her position as head of Freddie Mac’s Single-Family Business and she served as EVP - Special Advisor through the end of a transition period that ended November 25, 2022. The amounts in the table are prorated to reflect Ms. Corley's departure and adjusted for the applicable reduction to Fixed Deferred Salary under the EMCP. Ms. Corley's annualized 2022 Target TDC was $3,000,000 and consisted of a Base Salary of $600,000 and Deferred Salary of $2,400,000.
Executive Compensation Best Practices

What We Do		What We Don't Do
■	Clawback provisions with a significant portion of compensation subject to recapture and/or forfeiture	■	No agreements that guarantee a specific amount of compensation for a specified term of employment
■	Use of an independent compensation consultant by the CHC Committee	■	No golden parachute payments or other similar change in control provisions
■	Annual compensation risk review	■	No tax "gross-ups"
■	Evaluation of company performance against multiple measures, including non-financial measures	■	No hedging or pledging of company securities
■	No executive perquisites other than a relocation program
Determination of 2022 At-Risk Deferred Salary
The CHC Committee and FHFA considered our achievements in pursuing our primary business objectives, as well as other factors, in determining the funding level for At-Risk Deferred Salary in 2022. FHFA determined the funding level for the portion of At-Risk Deferred Salary based on Conservatorship Scorecard performance and Assessment Criteria, and the CHC Committee determined, with FHFA's review and approval, the amounts payable to each eligible NEO for the portion of At-Risk Deferred Salary based on Corporate Scorecard goals and individual performance.

FREDDIE MAC | 2022 Form 10-K	245

Executive Compensation	Compensation Discussion and Analysis
At-Risk Deferred Salary Based on Conservatorship Scorecard Performance

Half of each eligible NEO's 2022 At-Risk Deferred Salary, or 15% of Target TDC, was subject to reduction based on FHFA's assessment of (1) the company's performance against the goals in the 2022 Conservatorship Scorecard and (2) the Assessment Criteria described below. FHFA independently assessed our performance against the 2022 Conservatorship Scorecard and the Assessment Criteria and determined that a 97% funding level was justified for the portion of the eligible NEOs' At-Risk Deferred Salary. In assessing our performance against the 2022 Conservatorship Scorecard, the factors considered by FHFA included our completion of all of the Conservatorship Scorecard objectives and our performance against the Assessment Criteria.
In making its assessment, FHFA used the following criteria (collectively, the Assessment Criteria):
■    Whether our products and programs fostered sustainable and equitable housing finance markets that support safe, decent, and affordable homeownership and rental opportunities.
■    Whether we conducted business in a safe and sound manner.
■    Whether we met expectations under all FHFA requirements, including those pertaining to capital, liquidity, and credit risk transfer.
■    Whether we continued to manage operations while in conservatorship in a manner that preserves and conserves assets through the prudent stewardship of our resources.
■    Whether we cooperated and collaborated with FHFA to meet the Conservator’s priorities, directives, and guidance throughout the course of the year.
■    Whether we delivered work products that are high quality, thorough, creative, effective, and timely, and that consider effects on borrowers and renters, the company, the industry, and other stakeholders.
■    Whether we ensured that DEI remained top priorities in strategic planning, operations, and business development.
The table below presents the 2022 Conservatorship Scorecard objectives and FHFA's assessment of our achievement against those objectives.

FREDDIE MAC | 2022 Form 10-K	246

Executive Compensation	Compensation Discussion and Analysis

Performance Goals			FHFA's Summary of Performance
I.Promote Sustainable and Equitable Access to Affordable Housing (50%)
Take significant actions to ensure that all borrowers and renters have equitable access to long-term affordable housing opportunities:
•	Develop strategies to support sustainable homeownership and affordable rental housing.		All goals were achieved
	-	Improve availability of small-balance purchase and refinance mortgages.
•	Develop high-quality Equitable Housing Finance Plans and take meaningful actions to achieve the goals and objectives of the plans.		Goal was achieved
•	Meet Housing Goals and Duty-to-Serve requirements.		Goal was achieved
•	Identify strategies and activities to facilitate greater affordable housing supply within the limits of charter authorities and submit recommendations to FHFA.		Goal was achieved
•	Update the current pricing framework to increase support for core mission borrowers, while ensuring a level playing field for small and large sellers, fostering capital accumulation, and achieving viable returns on capital.		Goal was achieved
•	Continue mortgage selling, servicing, and asset management efforts that promote sustainable home-retention solutions for borrowers affected by the COVID-19 pandemic.		Goal was achieved
Foster competition and efficiency in housing finance markets:
•	Modernize the single-family appraisal process to foster efficiency in mortgage markets, and address barriers to equitable valuation.		Goal was achieved
•	Complete the final phase of validation and approval of credit score models and begin planning for implementation.		Goal was achieved
•	Leverage technology and data to further promote efficiency and cost savings in mortgage processes.		Exceeded goal in components of objective where FHFA highlighted our aligned efforts with Fannie Mae, support and publication of Supplemental Consumer Information Form, industry outreach and driving external stakeholder engagement; goal was achieved in other components, with the exception of the publication delay in Uniform Appraisal Dataset specification.
•	Research and assess opportunities to increase access for small and regional lenders to Freddie Mac multifamily products.		Goal was achieved
Manage new multifamily purchases to remain within the multifamily cap requirements announced in November 2021, including expanded affordability requirements.			Goal was achieved
II. Operate the Business in a Safe and Sound Manner (50%)
Ensure that Freddie Mac is resilient to operational, market, credit, economic, and climate risks.
•	Address examination and supervision findings promptly.		Goal was achieved
•	Maintain liquidity at levels required by FHFA and sufficient to sustain Freddie Mac's operations through severe stress events.		Goal was achieved
•	Maintain effective risk management systems appropriate for entities that need to minimize risk to capital as they rebuild their capital buffers.		Goal was achieved
•	Ensure a governance structure exists to prioritize the effects of climate change throughout decision-making.
Exceeded goal; FHFA acknowledged Freddie Mac’s comprehensive and high-quality deliverables and commended our dedicated team; published Sustainability Accounting Standards Board report and climate research.

•	Continue to ensure a successful transition away from LIBOR to approved alternative reference rates by continuing systems development and announcing plans for the transition of legacy products.		Goal was achieved
Transfer a meaningful amount of credit risk to private investors in a commercially reasonable and safe and sound manner, reducing risk to taxpayers.			Exceeded goal in Multifamily by transferring a substantial amount of credit risk beyond the goal; goal was achieved in Single-Family

FREDDIE MAC | 2022 Form 10-K	247

Executive Compensation	Compensation Discussion and Analysis
At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance

The other half of each eligible NEO's At-Risk Deferred Salary, also equal to 15% of Target TDC, was first subject to adjustment based on the company's performance against the Corporate Scorecard goals and other relevant factors, as determined by the CHC Committee. The Corporate Scorecard goals drive how we manage and improve the commercial aspects of our business and are intended to complement the FHFA Strategic Plan and Conservatorship Scorecard. Then, an adjustment can be applied based on the eligible NEO’s individual performance. Any adjustment for individual performance, however, cannot result in an amount in excess of the eligible NEO’s target for this portion of At-Risk Deferred Salary.
The CHC Committee considered management’s assessment of its performance against the goals and also discussed the company’s performance with our CEO. The Corporate Scorecard does not have assigned weightings for the various Corporate Scorecard goals. As a result, it was necessary for the CHC Committee to use its judgment in determining the overall level of performance. In making its determination, the CHC Committee considered that, despite the challenges posed by market conditions, the substantial majority of the Corporate Scorecard goals were achieved or exceeded. The CHC Committee also considered the company’s achievement of key goals related to strengthening focus on the Support Mission and FHFA Priorities Corporate Scorecard goals and on building financial strength. It also considered the difficulty of achieving certain goals during a difficult economic environment that impacted the general mortgage market. As a first step in the process, the CHC Committee determined that the portion of NEO At-Risk Deferred Salary should reflect 95%, in light of its assessment of the company's performance against the Corporate Scorecard as well as other factors that it deemed relevant for consideration. The second step in the process to determine this portion of each eligible NEO's At-Risk Deferred Salary reflecting the individual performance assessments is described below under Assessment of 2022 Individual Performance.
The table below presents the 2022 Corporate Scorecard goals and the CHC Committee's assessment of our achievement against those goals.

Corporate Scorecard Goal	Assessment of Performance
Support Mission and FHFA Priorities	We completed or substantially completed all 2022 Conservatorship Scorecard objectives, achieved or exceeded our 2022 Single-Family and Multifamily affordable housing and feasible Duty to Serve goals, and executed on our corporate sustainability strategy.
Practice Risk Management Excellence	We achieved or exceeded all but one element of this goal, including managing risk within established limits, management identification of significant issues, and design and execution of milestones to reduce risk exposure and achieve compliance. We missed achieving the element of this goal related to timely remediation of significant issues.
Grow Talent for Today and Tomorrow	We achieved all elements of this goal, including those related to DEI, and conducted an engagement survey to seek employee feedback.
Deliver Results	We achieved the element of this goal related to corporate expenses. Although our financial results continued to be strong, we missed achieving the goals related to earnings and return on capital.
Assessment of 2022 Individual Performance
Half of each eligible NEO’s 2022 At-Risk Deferred Salary was subject to reduction based on individual performance in 2022, as determined by the CHC Committee with FHFA’s approval. The Board of Directors assessed the performance of our CEO, who does not receive at-risk deferred salary, with input from the CHC Committee. After assessing the company's performance against the 2022 Corporate Scorecard, the CHC Committee assessed individual performance of each eligible NEO, taking into consideration input from Mr. DeVito. Because certain individual performance objectives for eligible NEOs were either Corporate Scorecard goals or directly supported their achievement, performance against the Corporate Scorecard was one of the factors the CHC Committee used to determine the individual performance of the NEOs. In each case, the CHC Committee's determination regarding individual performance was consistent with Mr. DeVito's recommendation. FHFA reviewed and approved the compensation associated with these determinations.
Each eligible NEO's individual performance assessment and the funding level for the individual performance-based at-risk deferred salary for 2022 is discussed below.

FREDDIE MAC | 2022 Form 10-K	248

Executive Compensation	Compensation Discussion and Analysis

Michael T. Hutchins, President
Performance Highlights
■	Effectively led Freddie Mac’s four major divisions: Single-Family, Multifamily, Investments & Capital Markets, and Enterprise Operations & Technology.
■
Provided strong leadership on all aspects of the company, including advancing the company’s mission to Make Home Possible, supporting the primary and secondary mortgage markets during challenging market and operating conditions, and focusing the company on enterprise-wide consistency to enhance risk management and governance practices.

■	Partnered with other leaders to enhance the firm-wide ecosystem of analytical and forecasting capabilities for financial planning, capital forecasting, risk modeling, and stress testing.
■
Continued to reduce the company’s risk and strengthen operational capabilities with targeted investments for system modernization, business resiliency, cybersecurity, data management, and third-party risk management.

■	Reorganized resources to improve accountability and focus in key areas; and provided opportunities for top/high potential talent to grow with new or additional responsibilities.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Hutchins should receive 97.5% of his At-Risk Deferred Salary that was subject to adjustment based on his individual performance after taking into account the company’s performance against the Corporate Scorecard.

Christian M. Lown, EVP & CFO
Performance Highlights
■
Led the advancement of several large financial projects, including a new enterprise-wide business planning process to better align how resources are invested and enhance investment governance and transparency.

■	Partnered with other leaders to develop processes and controls for new financial reporting and public disclosures required under the ERCF.
■	Continued focus on enhanced analytical and forecasting capabilities as well as improved financial analysis for business insights.
■	Advanced corporate sustainability objectives, operational and productivity initiatives, technology and operating processes, and cost reduction strategies.
■
Strong leadership in the ongoing development of the Finance division staff with continued focus on expanding hiring pipelines and skill sets needed for future organizational success as well as ongoing job rotation.

At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Lown should receive 100% of his At-Risk Deferred Salary that was subject to adjustment based on his individual performance after taking into account the company’s performance against the Corporate Scorecard.

Anil D. Hinduja, EVP - CRO
Performance Highlights
■
Partnered with division heads and the President to actively navigate through market volatility and initiate credit changes to achieve mission objectives and operate within Board and FHFA approved risk limits.

■
Enhanced the company’s risk appetite framework to meet mission and safety and soundness requirements through the economic cycle. Advanced the risk appetite approach to operate in conjunction with the capital plan incorporating tolerances for earnings and net worth depletion in moderate and severe stress scenarios.

■ Increased focus on improving risk identification and assessment practices, remediating control deficiencies, and complying with regulatory requirements through execution of firm-wide programs.
■ Established the climate risk framework and set the foundation for the program within the firm-wide ESG strategy.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Hinduja should receive 97.5% of his At-Risk Deferred Salary that was subject to adjustment based on his individual performance after taking into account the company’s performance against the Corporate Scorecard.

FREDDIE MAC | 2022 Form 10-K	249

Executive Compensation	Compensation Discussion and Analysis

Jerry Weiss, EVP - Chief Administrative Officer
Performance Highlights
■	Served in a dual capacity as both Chief Administrative Officer and interim General Counsel for the first quarter of the year. Effectively transitioned Legal responsibilities to new General Counsel.
■	Played a key role in partnering with the CEO and the Board to enhance the engagement model for addressing strategic and forward-looking topics.
■
Provided leadership to advance the company’s mission to Make Home Possible, including the formation of new Board and management committees to further the affordability and housing sustainability elements of the company’s mission.

■
Partnered with other leaders to continue providing support to meet the evolving needs of the company, including addressing FHFA’s regulatory and conservatorship initiatives, advancing housing and economic research and internal and external communications, and improving employees' on-site experience to support the company’s hybrid work model.

■	Provided strong leadership in the ongoing development of staff with continued focus on leadership and management skills development.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Weiss should receive 97.5% of his At-Risk Deferred Salary that was subject to adjustment based on his individual performance after taking into account the company’s performance against the Corporate Scorecard.

Donna M. Corley, Former EVP - Single-Family Business and Senior Advisor
Performance Highlights
■	Had overall responsibility for the Single-Family division for the first half of 2022.
■	Provided strategic direction and leadership to keep the division motivated and focused on corporate priorities; and initiated some actions to address risk management deficiencies within the division.
■	Provided guidance to advance the firm’s various housing goals including the Expanding Sustainable Housing and Equitable Housing Finance Plans.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Ms. Corley should receive 85% of her At-Risk Deferred Salary that was subject to adjustment based on her individual performance after taking into account the company’s performance against the Corporate Scorecard.

FREDDIE MAC | 2022 Form 10-K	250

Executive Compensation	Compensation Discussion and Analysis
2022 Deferred Salary
The following chart reports the actual amounts of 2022 Deferred Salary for each NEO, other than Mr. DeVito who was not eligible for 2022 Deferred Salary. The actual amount earned in each calendar quarter is scheduled to be paid one-half on the last pay date of the corresponding calendar quarter in 2023 and one-half on the last pay date of the corresponding calendar quarter in 2024, except for Mr. Lown, whose At-Risk Deferred Salary earned in 2022 will be paid on the last pay date of the corresponding calendar quarter in 2024. See Executive Compensation - CD&A - Overview of EMCP for additional information.
Table 65 - 2022 Deferred Salary

	2022 Actual Deferred Salary

	Fixed	At-Risk

Named Executive Officer		Conservatorship Scorecard	Corporate Scorecard / Individual
Michael T. Hutchins	$1,920,000	$523,800	$526,500
Christian M. Lown	1,500,000	436,500	450,000
Anil D. Hinduja	1,220,000	378,300	380,250
Jerry Weiss	975,000	327,375	329,063
Donna M. Corley	947,283	393,799	345,082

FREDDIE MAC | 2022 Form 10-K	251

Executive Compensation	Compensation Discussion and Analysis
Written Agreements Relating to NEO Employment
We entered into agreements with each of our NEOs, in connection with their hiring, which set forth the specific initial levels of compensation, including, as applicable, Base Salary and Target TDC. The compensation of each NEO is subject to change by FHFA and the terms of the EMCP. See Executive Compensation - CD&A - Determination of 2022 Target TDC for Eligible NEOs - 2022 Target TDC for 2022 Target TDC amounts for our eligible NEOs. Other than the agreements described below, there are no remaining material provisions of any of the agreements we entered into with our NEOs in connection with their hiring as they have either been superseded by the EMCP, as described above, or the provisions are no longer effective, such as sign-on bonuses that have been paid and are no longer subject to repayment.
We entered into a memorandum agreement with Mr. DeVito in connection with his hiring as our CEO. Consistent with the Equity in Government Compensation Act of 2015, the agreement provides for direct compensation consisting solely of Base Salary at the rate of $600,000 per year. In addition, the agreement provides that Mr. DeVito is eligible to participate in all employee benefit plans offered to Freddie Mac’s other executive officers. See Executive Compensation - CD&A - CEO Compensation for more information. In connection with Mr. DeVito's appointment as our CEO, he was offered relocation benefits to reimburse him for his costs associated with relocating to the Washington, D.C. area. These relocation benefits are subject to repayment if, within two years of receiving them, Mr. DeVito terminates his employment with us for any reason or Freddie Mac terminates his employment due to the occurrence of forfeiture events relating to material inaccurate information, termination for felony conviction or willful misconduct, gross neglect or gross misconduct, or violation of a post termination non-competition covenant.
We entered into a letter agreement with Mr. Lown in connection with his employment as our EVP & CFO. The terms of Mr. Lown's agreement provided him with an annual Target TDC opportunity of $3,000,000, consisting of Base Salary of $600,000, Fixed Deferred Salary of $1,500,000, and At-Risk Deferred Salary of $900,000, as well as the opportunity to participate in all employee benefit plans offered to our executive officers pursuant to the terms of those plans, and certain relocation benefits. The letter agreement with Mr. Lown also provided for a cash sign-on award of $1,275,000 in recognition of forfeited compensation at his previous employer, payable in three installments: $475,000 was paid in February 2021; $475,000 was paid in February 2022; and $325,000 will be paid in February 2023. If Mr. Lown is not an employee of Freddie Mac on an installment payment date due to his voluntary resignation or if Freddie Mac has terminated his employment due to the occurrence of any of the Forfeiture Events described in the Recapture and Forfeiture Agreement, the installment will be forfeited. Each installment will be subject to repayment in the event that, prior to the first anniversary of an installment payment date, Mr. Lown voluntarily resigns from his employment with Freddie Mac for any reason or Freddie Mac terminates his employment due to the occurrence of any of the Forfeiture Events described in the Recapture and Forfeiture Agreement.
In connection with her separation from the company, we entered into a Separation Agreement and General Release with Ms. Corley. Pursuant to the terms of the Separation Agreement and General Release, Ms. Corley stepped down as EVP - Single-Family Business on May 26, 2022, and served as EVP - Senior Advisor through the end of a transition period that ended November 25, 2022. In connection with her separation, we entered into a Second Separation Agreement and General Release with Ms. Corley, which incorporates the terms of the first Separation Agreement and General Release and provides no additional payments or consideration.
We have also entered into restrictive covenant and confidentiality agreements with each of our NEOs. The non-competition and non-solicitation provisions included in the restrictive covenant and confidentiality agreements are described in Executive Compensation - CD&A - Written Agreements Relating to NEO Employment - Restrictive Covenant and Confidentiality Agreements.
The NEOs are not currently entitled to severance benefits upon any type of termination event. For additional information on compensation and benefits payable in the event of a termination of employment, see Executive Compensation - 2022 Compensation Information for NEOs - Potential Payments Upon Termination of Employment.
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

FREDDIE MAC | 2022 Form 10-K	252

Executive Compensation	Compensation Discussion and Analysis
Recapture and Forfeiture Agreement

To participate in the EMCP, each of our eligible NEOs has entered into a Recapture and Forfeiture Agreement. Mr. DeVito was not eligible to participate in the EMCP due to his service as our CEO and, as such, has not entered into a Recapture and Forfeiture Agreement.
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

FREDDIE MAC | 2022 Form 10-K	253

Executive Compensation	Compensation Discussion and Analysis
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
Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers (including each of our NEOs). The form of agreement provides that indemnification rights under the agreement would terminate if and when the executive officer remained employed by Freddie Mac after ceasing to report directly to the CEO or President with respect to any claims arising from matters occurring after the officer no longer reported directly to the CEO or President. In that event, similar indemnification rights would continue to be available to such executive officer under our Bylaws going forward. The indemnification agreement provides that we will indemnify the indemnitee to the fullest extent permitted by our Bylaws and Virginia law. This obligation includes, subject to certain terms and conditions, indemnification against all liabilities and reasonable expenses (including attorneys' fees) actually incurred by the indemnitee in connection with any threatened or pending action, suit, or proceeding, except such liabilities and expenses as are incurred because of the indemnitee's willful misconduct or knowing violation of criminal law. The indemnification agreements provide that if requested by the indemnitee, we will advance expenses, subject to repayment by the indemnitee of any funds advanced if it is ultimately determined that the indemnitee is not entitled to indemnification. The rights to indemnification under the indemnification agreements are not exclusive of any other right the indemnitee may have under any statute, agreement, or otherwise. Our obligations under the indemnification agreements will continue after the indemnitee is no longer a director or officer of the company with respect to any possible claims based on the fact that the indemnitee was a director or officer, and the indemnification agreements will remain in effect in the event the conservatorship is terminated. The indemnification agreements also provide that indemnification for actions instituted by FHFA will be governed by the standards set forth in FHFA’s Rule on Golden Parachute and Indemnification Payments.
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
Perquisites

We believe that perquisites should be a minimal part of the compensation package for our NEOs. Total annual perquisites for any NEO cannot exceed $25,000 without FHFA approval, and we do not provide a gross-up to cover any taxes due on the perquisite itself. The company offers no executive perquisites other than a relocation program.
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

FREDDIE MAC | 2022 Form 10-K	254

Executive Compensation	Compensation Discussion and Analysis
The SERP II was available to employees who were participants in the company’s Pension Plan as of the date the Pension Plan was terminated. It was intended to provide participants with the full amount of the benefits to which they would have been entitled under the tax-qualified Transitional Plan (see our Annual Report on Form 10-K filed on February 19, 2015, for additional information) if that plan was not subject to certain dollar limits under the Internal Revenue Code. This was referred to as the "SERP II Benefit." Mr. Weiss and Ms. Corley were the only NEOs who were eligible for the SERP II Benefit in 2022.
For additional information regarding these benefits, see Executive Compensation - 2022 Compensation Information for NEOs - Nonqualified Deferred Compensation.
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
Requirements Applicable During Conservatorship
While we are in conservatorship, we are subject to additional legal and regulatory requirements relating to our executive compensation, including the following:
■ Equity in Government Compensation Act. The Equity in Government Compensation Act of 2015 limits the compensation and benefits for our CEO to the same level in effect as of January 1, 2015, while we are in conservatorship or receivership. This law also provides that compensation and benefits for our CEO may not be increased while we are in conservatorship or receivership. Accordingly, annual direct compensation for our CEO is limited to Base Salary at an annual rate of $600,000. See Executive Compensation - CD&A - CEO Compensation for additional information.
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
■ FHFA Instructions – Other Compensation. Pursuant to FHFA instructions, FHFA’s decision as Conservator is required with regard to any changes in employee compensation that could significantly impact our employees, including but not limited to retention awards for senior officers, special incentive plans, and merit increase pool funding.
■ FHFA Directives. As Conservator, from time to time FHFA issues or updates directives that relate to compensation of our executives and other employees. Pursuant to its currently applicable directives, FHFA has directed us to:
●    Limit base salaries for all executive officers to no more than $600,000;

FREDDIE MAC | 2022 Form 10-K	255

Executive Compensation	Compensation Discussion and Analysis
●    Adjust the mandatory deferral period for At-Risk Deferred Salary as described under Executive Compensation - CD&A - Overview of EMCP - Elements of Target TDC; and
●    Include in our policies and procedures penalties for executive officers and certain other covered employees who are found to have engaged in specified activities, including the recapture and/or forfeiture of Deferred Salary in appropriate circumstances to the extent permitted by law. See Executive Compensation - CD&A - Written Agreements Related to NEO Employment - Recapture and Forfeiture Agreement for a description of the compensation forfeiture and recoupment provisions we have implemented pursuant to this FHFA directive.
●    May target between the 25th and 50th percentiles of the market compensation when recommending compensation to be provided to any senior officers, unless FHFA has granted an exception.
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
Section 162(m) Limits on the Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that we may annually deduct for compensation (including performance-based compensation) to: (1) anyone serving as CEO or CFO at any time during the year, (2) the three highest paid NEOs (other than the CEO and CFO) employed by us at any time during the year, and (3) any individual who was a CEO, CFO, or one of the top three highest paid NEOs after 2016 and who is receiving Freddie Mac compensation.

FREDDIE MAC | 2022 Form 10-K	256

Executive Compensation	Compensation Discussion and Analysis
Compensation and Human Capital Committee Report
The CHC Committee has reviewed and discussed the CD&A with management and, based on such review and discussion, has recommended to the Board of Directors that the CD&A be included in this Form 10-K.
This report is respectfully submitted by the members of the CHC Committee.

Lance F. Drummond, Chair
Mark H. Bloom
Aleem Gillani
Christopher E. Herbert
Grace A. Huebscher
Alberto G. Musalem

FREDDIE MAC | 2022 Form 10-K	257

Executive Compensation	Compensation and Risk
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
■    Processes and program approvals for our compensation programs; and
■     An executive incentive plan risk assessment provided by the Committee’s independent compensation consultant.
The assessment was discussed with the CHC Committee in January 2023. Management's conclusion, with which the CHC Committee concurred, is that the company's compensation programs and practices do not encourage unnecessary or excessive risk behaviors in pursuit of Corporate or Conservatorship Scorecard objectives or otherwise, and the programs and practices would not be reasonably likely to have a material adverse effect on Freddie Mac.
CEO PAY RATIO
SEC rules require annual disclosure of the ratio of a company's CEO's total annual compensation to that of its median employee. For 2022, we used the median employee who we identified as of December 31, 2021, who was employed by the company as of December 31, 2022. There have not been any changes in our population or compensation arrangements since 2021 that we reasonably believe would result in a significant change in the pay ratio disclosure. We are using payroll data as reported on Form W-2, Box 5 and annualizing it for individuals who had not worked the full year. Except as noted below, we calculated that employee's total annual compensation for 2022 using the same method required for calculating total annual compensation for our CEO (and other NEOs) for purposes of Table 67 - Summary Compensation Table.
The table below sets forth the total annual compensation for our CEO and median employee and the ratio between the two.
Table 66 - CEO Pay Ratio

	CEO Pay Ratio
Employee	Total Compensation	Ratio
Michael J. DeVito (CEO)	$631,385	3.9 to 1
Median Employee	161,130(1)
(1)    Reflects actual 2022 total compensation for the median employee except for estimated incentive compensation payment because, as of the filing of this Form 10-K, we have not concluded our performance year 2022 compensation planning process for employees other than our NEOs. This estimate includes the projected incentive payout for individuals with similar performance ratings.
Given the different methodologies that companies may use to determine their CEO pay ratio, the ratio reported above should not be used as a basis for comparison between companies.

FREDDIE MAC | 2022 Form 10-K	258

Executive Compensation	2022 Compensation Information for NEOs

2022 COMPENSATION INFORMATION FOR NEOs
The following sections set forth compensation information for our NEOs: Mr. DeVito (who has served as CEO since June 1, 2021); Mr. Lown (who has served as our CFO since June 15, 2020); the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2022; and Ms. Corley, who left the company in November 2022 but otherwise would have been one of the three most highly compensated executive officers as of December 31, 2022.
Summary Compensation Table
Table 67 - Compensation Summary

		Salary		Bonus(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Named Executive Officer	Year	Earned During Year(1)	Deferred(2)
Michael J. DeVito(6)	2022	$600,000	$—	$—	$—	$31,385	$631,385
CEO	2021	355,385	—	—	—	87,647	443,032

Michael T. Hutchins	2022	600,000	1,920,000	—	1,053,372	105,744	3,679,116
President	2021	600,000	1,675,000	—	936,468	102,838	3,314,306
	2020	623,077	1,675,000	—	884,476	119,239	3,301,792

Christian M. Lown	2022	600,000	1,500,000	475,000	889,957	104,925	3,569,882
EVP & CFO	2021	600,000	1,500,000	475,000	864,864	116,682	3,556,546
	2020	334,616	815,934	—	447,610	49,096	1,647,256

Anil D. Hinduja	2022	600,000	1,220,000		760,769	104,379	2,685,148
EVP - CRO	2021	600,000	1,220,000	—	749,174	102,610	2,671,784
	2020	623,077	1,220,000		707,581	115,622	2,666,280

Jerry Weiss(6)	2022	600,000	975,000		658,358	103,901	2,337,259
EVP - Chief Administrative Officer	2021	600,000	975,000	—	648,324	102,488	2,325,812

Donna M. Corley(6)(7)	2022	542,308	947,283		741,042	122,127	2,352,760
Former EVP - Single-Family Business and Senior Advisor	2021	600,000	1,176,923	—	721,918	102,588	2,601,429

(1)Amounts shown in this sub-column consist of base salary paid during the year on a bi-weekly basis. Calendar year 2020 contained 27 bi-weekly pay periods, rather than the usual 26 bi-weekly pay periods. The 2020 base salary rate for each executive officer was as follows: for Mr. Hutchins: $600,000; for Mr. Lown: $600,000; and for Mr. Hinduja: $600,000.
(2)Amounts shown reflect Fixed Deferred Salary earned during the year. The interest rate for Fixed Deferred Salary earned during 2022, 2021, and 2020 was 0.195%, 0.05%, and 0.795%, respectively, which is equal to 50% of the one-year Treasury Bill rate as of December 31 of the applicable prior year. Fixed Deferred Salary earned during each quarter is paid in cash on the last pay date of the corresponding quarter in the following year, along with accrued interest. Interest on Fixed Deferred Salary earned during 2022, 2021, and 2020 is included in All Other Compensation.
(3)Amount shown reflects a cash sign-on payment made to Mr. Lown in connection with his hiring in 2020. Although we classified the payment in the “Bonus” column for purposes of the Summary Compensation Table, it is not considered a “bonus” under the STOCK Act. Please see Executive Compensation - CD&A - Written Agreements Relating to NEO Employment and Executive Compensation - CD&A - Other Executive Compensation Considerations - Legal, Regulatory, and Conservator Restrictions on Executive Compensation for additional details.
(4)Amounts shown reflect At-Risk Deferred Salary earned during each year, as well as interest on that At-Risk Deferred Salary. The interest rate for At-Risk Deferred Salary earned during 2022, 2021, and 2020 was the same as noted for the interest rate for the Fixed Deferred Salary. Except in the case of Mr. Lown, At-Risk Deferred Salary earned during each quarter of 2020 and 2021 will be paid in cash on the last pay date of the corresponding quarter in the following year. Except in the case of Mr. Lown, At-Risk Deferred Salary earned during each quarter of 2022, one-half will be paid in cash on the last pay date of the corresponding quarter in the following year and the remaining one-half will be paid on the last pay date of the corresponding quarter of the second calendar year. For Mr. Lown, At-Risk Deferred Salary earned during each quarter will be paid in cash on the last pay date of the corresponding quarter in the second calendar year. See Executive Compensation - CD&A - Determination of 2022 At-Risk Deferred Salary and Executive Compensation - CD&A - EMCP Overview.

FREDDIE MAC | 2022 Form 10-K	259

Executive Compensation	2022 Compensation Information for NEOs

(5)Amounts for 2022 reflect: (1) contributions made under our tax-qualified Thrift/401(k) Plan for plan year 2022; (2) accruals earned pursuant to the SERP Benefit for plan year 2022; (3) interest on Fixed Deferred Salary earned during 2022; and (4) amounts relating to accrued vacation time, as described below. The amounts for 2022 are as follows:

Named Executive Officer	Thrift/401(k) Plan Contributions	SERP Benefit Accruals	Interest on Fixed Deferred Salary	Other
Michael J. DeVito	$12,079	$19,306	$—
Michael T. Hutchins	25,925	76,075	3,744
Christian M. Lown	25,925	76,075	2,925
Anil D. Hinduja	25,925	76,075	2,379
Jerry Weiss	25,925	76,075	1,901
Donna M. Corley	18,300	46,777	1,847	55,203
Employer contributions to the Thrift/401(k) Plan are generally available on the same terms to all our employees. After the first year of employment, we match up to 6% of eligible compensation at 100% of the employee's contributions. Also, after their first year of employment, employees receive an additional employer contribution to our Thrift/401(k) Plan equal to 2.5% of compensation earned in the prior year. Employee contributions, our matching contributions, and the 2.5% employer contribution are invested in accordance with the employee's investment elections and are immediately vested. For additional information regarding the SERP Benefit, see Executive Compensation - 2022 Compensation Information for NEOs - Nonqualified Deferred Compensation.
Perquisites are valued at their aggregate incremental cost to us. During the years reported, the aggregate value of perquisites received by any NEO was less than $10,000. Therefore, in accordance with SEC rules, amounts shown under "All Other Compensation" do not include perquisites. The amount reported in "Other" reflects the payment of accrued unused vacation hours payable upon termination of employment pursuant to the terms of the company's vacation policy.
(6)Pursuant to SEC reporting requirements, because Messrs. DeVito and Weiss and Ms. Corley first became NEOs in 2021, information for 2020 is not required to be disclosed.
(7)On May 26, 2022, Ms. Corley stepped down from her position as head of Freddie Mac’s Single-Family Business and she served as EVP - Special Advisor through the end of a transition period that ended November 25, 2022. The amounts in the table are prorated to reflect Ms. Corley's departure and adjusted for the applicable reduction to Fixed Deferred Salary under the EMCP.

Grants of Plan-Based Awards
The following table contains information concerning grants of plan-based awards to each of the NEOs during 2022. The Purchase Agreement prohibits us from issuing equity securities without Treasury's prior written consent. No stock awards were granted during 2022. For a description of the performance and other measures used to determine payouts, see Executive Compensation - CD&A - Elements of Target Total Direct Compensation - Determination of 2022 Target TDC for NEOs - Determination of 2022 At-Risk Deferred Salary - 2022 Deferred Salary.

FREDDIE MAC | 2022 Form 10-K	260

Executive Compensation	2022 Compensation Information for NEOs

Table 68 - Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)
Named Executive Officer(1)	At-Risk Deferred Salary Award	Threshold	Target/Maximum

Michael T. Hutchins	Conservatorship Scorecard	—	$540,000
	Corporate Scorecard/Individual	—	540,000
	Total	—	1,080,000

Christian M. Lown	Conservatorship Scorecard	—	450,000
	Corporate Scorecard/Individual	—	450,000
	Total	—	900,000

Anil D. Hinduja	Conservatorship Scorecard	—	390,000
	Corporate Scorecard/Individual	—	390,000
	Total	—	780,000

Jerry Weiss	Conservatorship Scorecard	—	337,500
	Corporate Scorecard/Individual	—	337,500
	Total	—	675,000

Donna M. Corley	Conservatorship Scorecard	—	405,978
	Corporate Scorecard/Individual	—	405,978
	Total	—	811,956

(1)Mr. DeVito was not eligible to receive Deferred Salary in 2022, and therefore are not included in this table.
(2)The amounts reported reflect At-Risk Deferred Salary granted in 2022 which is subject to reduction based on: (1) corporate performance against the Conservatorship Scorecard; and (2) the company's performance against the Corporate Scorecard goals and an officer's individual performance. The amount of At-Risk Deferred Salary actually earned can range from 0% of target (reported in the Threshold column) to a maximum of 100% of target (reported in the Target/Maximum column). Actual At-Risk Deferred Salary amounts earned during 2022 are reported in the Non-Equity Incentive Plan Compensation column of Table 67 - Summary Compensation Table.
Outstanding Equity Awards at Fiscal Year-End
None of the NEOs had unexercised options or unvested RSUs as of December 31, 2022.
Option Exercises and Stock Vested
None of the NEOs exercised options or had RSUs vest during 2022.
Pension Benefits
No Pension Benefits table is presented here as the Pension Plan termination was completed in 2015. For additional information, see Executive Compensation - CD&A - Other Executive Compensation Considerations.
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

FREDDIE MAC | 2022 Form 10-K	261

Executive Compensation	2022 Compensation Information for NEOs

To be eligible for the SERP Benefit, the NEO must be eligible for matching contributions and the 2.5% contribution under the Thrift/401(k) Plan for part of the year, as discussed in Footnote 5 to Table 67 - Summary Compensation Table. In addition, to be eligible for the portion of the SERP Benefit attributable to employer matching contributions, the NEO must contribute the maximum amount permitted under the terms of the Thrift/401(k) Plan on either a pre- or post-tax basis.
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

FREDDIE MAC | 2022 Form 10-K	262

Executive Compensation	2022 Compensation Information for NEOs

Table 69 - SERP and SERP II Benefits

Named Executive Officer	Executive Contribution in 2022(1)	Freddie Mac Accruals in 2022(2)	Aggregate Earnings in 2022(3)	Aggregate Withdrawals/Distributions	Balance at December 31, 2022(4)
Michael J. DeVito
SERP Benefit	$—	$19,306	$130	$—	$19,436
Michael T. Hutchins
SERP Benefit	—	76,075	(131,645)	—	684,638
Christian M. Lown
SERP Benefit	—	76,075	(12,700)	—	114,874
Anil D. Hinduja
SERP Benefit	—	76,075	(126,834)	0	569,664
Jerry Weiss
SERP Benefit	—	76,075	(333,071)	0	1,838,070
SERP II Benefit	—	—	(109,728)	0	423,286
Donna M. Corley
SERP Benefit	—	46,777	(279,743)	0	1,101,751
SERP II Benefit	—	—	2,660	0	174,039
(1)The SERP and SERP II do not allow for employee contributions.
(2)Amounts reported reflect accruals under the SERP during 2022, including the 2.5% contribution accruals which will be allocated to NEO accounts in 2023. These amounts are also reported in the "All Other Compensation" column in Table 67 - Summary Compensation Table.
(3)Amounts reported represent the total interest and other earnings credited to each NEO under the SERP and SERP II Benefits.
(4)Amounts reported reflect the accumulated balances under the SERP and SERP II Benefits for each NEO and include the plan year 2022 accruals noted in footnote 2 above. All NEOs are fully vested in their SERP and, for Mr. Weiss and Ms. Corley, their SERP II Benefit account balances.
The following 2021 SERP Benefit accrual amounts were reported in the "All Other Compensation" column in the 2021 Summary Compensation Table as compensation for each NEO for whom accruals were made during 2021: Mr. Hutchins: $77,350, Mr. Hinduja: $77,350, Mr. Weiss: $77,350, Ms. Corley: $77,350, Mr. Lown: $49,427. See our Annual Report on Form 10-K filed on February 10, 2022.

FREDDIE MAC | 2022 Form 10-K	263

Executive Compensation	2022 Compensation Information for NEOs

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
■    Forfeiture Event - All earned but unpaid Fixed and At-Risk Deferred Salary (including related interest) is subject to forfeiture upon the occurrence of a Forfeiture Event, as described above under Executive Compensation - CD&A -Written Agreements Relating to NEO Employment - Recapture and Forfeiture Agreement.
■    Death - All earned but unpaid Fixed and At-Risk Deferred Salary (including related interest) is paid in full as soon as administratively possible, but not later than 90 calendar days after the date of death. Any earned but unpaid At-Risk Deferred Salary is not subject to reduction based on corporate and individual performance if the reduction has not been determined as of the date of death.
■    Long-Term Disability - All earned but unpaid Fixed and At-Risk Deferred Salary (including related interest) is paid in full in accordance with the Approved Payment Schedule. Any earned but unpaid At-Risk Deferred Salary is not subject to reduction based on corporate and individual performance if the reduction has not been determined as of the termination date.
■    Any Other Reason (including, but not limited to, voluntary termination, retirement, and involuntary termination for any reason other than a Forfeiture Event) - All earned but unpaid Deferred Salary (including related interest) is paid in accordance with the Approved Payment Schedule, and earned but unpaid At-Risk Deferred Salary remains subject to the performance assessment and reduction process. Except in the case of retirement, the amount of earned but unpaid Fixed Deferred Salary will be reduced by 2% for each full or partial month by which the NEO's termination precedes January 31 of the second calendar year following the calendar year in which the Fixed Deferred Salary is earned. No such reduction is applicable if an NEO retires, which is deemed to have occurred upon a voluntary termination of employment after attaining or exceeding 62 years of age, without regard to length of service, or attaining or exceeding 55 years of age with 10 or more years of service.
The table below describes the compensation and benefits that would have been payable to each NEO had the officer terminated their employment under various circumstances as of December 31, 2022.
The table below does not address changes in control, as we are not obligated to provide any additional compensation to our NEOs in connection with a change in control. The table also does not address potential payments upon a termination for cause, which is a termination resulting from the occurrence of an event or conduct described in the Recapture and Forfeiture Agreement. All earned but unpaid Deferred Salary is subject to forfeiture upon the occurrence of such a termination. However, the amount of compensation, if any, to be recaptured and/or forfeited is determined by the Board of Directors, which can only occur following the occurrence of a for cause termination. See Executive Compensation - CD&A - Written Agreements Relating to NEO Employment - Recapture and Forfeiture Agreement.
The table below does not include vested balances in the SERP and SERP II. All NEOs are fully vested in their account balances. Amounts shown in the table also do not include certain items available to all employees generally upon a termination event.
The table below also does not include stock options or RSUs, as there were no outstanding stock options or RSUs held by NEOs as of December 31, 2022.

FREDDIE MAC | 2022 Form 10-K	264

Executive Compensation	2022 Compensation Information for NEOs

Table 70 - Compensation and Benefits if NEO Terminated Employment as of December 31, 2022

Named Executive Officer(1)	Death	Disability	Retirement(2)	All Other Not For Cause Terminations(3)

Michael T. Hutchins
Deferred Salary:
Fixed	$1,920,000	$1,920,000	$1,920,000
At Risk-Conservatorship Scorecard(4)	540,000	540,000	523,800
At Risk-Corporate Scorecard/Individual(5)	540,000	540,000	526,500
Interest on Deferred Salary(6)	3,650	6,906	6,819
Total	$3,003,650	$3,006,906	$2,977,119

Christian M. Lown
Deferred Salary:
Fixed	$1,500,000	$1,500,000		$1,110,000
At Risk-Conservatorship Scorecard(4)(7)	450,000	450,000		436,500
At Risk-Corporate Scorecard/Individual(5)(7)	450,000	450,000		450,000
Interest on Deferred Salary(6)	2,920	6,440		5,627
Total	$2,402,920	$2,406,440		$2,002,127

Anil D. Hinduja
Deferred Salary:
Fixed	$1,220,000	$1,220,000		$902,800
At Risk-Conservatorship Scorecard(4)	390,000	390,000		378,300
At Risk-Corporate Scorecard/Individual(5)	390,000	390,000		380,250
Interest on Deferred Salary(6)	2,433	4,663		3,981
Total	$2,002,433	$2,004,663		$1,665,331

Jerry Weiss
Deferred Salary:
Fixed	$975,000	$975,000	$975,000
At Risk-Conservatorship Scorecard(4)	337,500	337,500	$327,375
At Risk-Corporate Scorecard/Individual(5)	337,500	337,500	$329,063
Interest on Deferred Salary(6)	2,008	3,877	$3,823
Total	$1,652,008	$1,653,877	$1,635,261

Donna M. Corley(8)
Deferred Salary:
Fixed				$947,283
At Risk-Conservatorship Scorecard(4)				393,799
At Risk-Corporate Scorecard/Individual(5)				345,082
Interest on Deferred Salary(6)				3,530
Total	$—	$—	$—	$1,689,694
(1)Mr. DeVito is excluded from this table because he was not eligible for any additional compensation in connection with a termination of employment.
(2)Messrs. Hutchins and Weiss are the only retirement-eligible NEOs under the EMCP.

FREDDIE MAC | 2022 Form 10-K	265

Executive Compensation	2022 Compensation Information for NEOs

(3)All Other Not For Cause Terminations refer to (1) voluntary terminations other than for retirement; or (2) involuntary terminations other than for cause. No amount is shown for Messrs. Hutchins and Weiss because they are retirement eligible. In accordance with early termination provisions in the EMCP, the amounts disclosed for Deferred Salary: Fixed for all other NEOs have been reduced by 26% to reflect a December 31, 2022 termination event.
(4)The amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard reflect the funding level determined by FHFA with respect to performance against the 2022 Conservatorship Scorecard. In cases of death or disability, the process for determining funding level is waived if the funding level has not been determined at the date of termination.
(5)The amounts reported for Deferred Salary: At Risk-Corporate Scorecard/Individual in the Retirement and All Other Not For Cause Terminations columns reflect the assessment of 2022 performance approved by the CHC Committee and FHFA. For death or disability, the provisions are the same as for the amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard.
(6)Interest on Deferred Salary is accrued and paid in accordance with the terms of the EMCP. The amount of interest in the Death column assumes that payment occurs on the 90th day following the date of death, which is assumed to be December 31, 2022. The interest on At-Risk Deferred Salary in the case of disability and all other not for cause terminations is calculated as follows: for Mr. Lown, for two years based on the two-year deferral period in accordance with the EMCP for executive officers hired on or after January 1, 2020; and for all other NEOs, pursuant to the FHFA directive issued in June 2022 (refer to the Elements of Target TDC section), for one year for one-half of the At-Risk Deferred Salary earned in 2022 and the remaining one-half based on the two-year deferral period.
(7)The amounts reported for At-Risk Deferred Salary reflect amounts earned by Mr. Lown in 2022 and do not include At-Risk Deferred Salary earned by Mr. Lown in 2021 that, pursuant to the EMCP, we will pay to him in 2023.
(8)On May 26, 2022, Ms. Corley stepped down from her position as head of Freddie Mac’s Single-Family Business and she served as EVP - Special Advisor through the end of a transition period that ended November 25, 2022. The information in the table reflects what she was actually paid.

FREDDIE MAC | 2022 Form 10-K	266

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP
Our only class of voting stock is our common stock. Upon its appointment as Conservator, FHFA immediately succeeded to the voting rights of holders of our common stock. The following table shows the beneficial ownership of our common stock as of February 21, 2023, by our directors, our NEOs, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the ownership percentage of that person. As of February 21, 2023, each director and NEO, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. We ceased paying our executive officers and directors stock-based compensation when we entered conservatorship. In addition, the Purchase Agreement prohibits us from issuing any of our equity securities, including as compensation to our directors and executive officers, without the prior written consent of Treasury, and no equity securities, other than the senior preferred stock issued to Treasury, have been issued since we entered conservatorship. In addition, company policy prohibits directors and executive officers from engaging in transactions involving our equity securities, except selling company securities owned prior to the implementation of the policy. See Executive Compensation - CD&A - Other Executive Compensation Considerations - Stock Ownership, Hedging, and Pledging Policies for additional information. Unless otherwise noted, the information presented below is based on information provided to us by the individuals or entities specified in the table.
Stock Ownership By Directors and Executive Officers
Table 71 - Stock Ownership by Directors and Executive Officers

Directors and Named Executive Officers	Position	Common Stock Beneficially Owned Excluding Stock Options(1)	Stock Options Exercisable Within 60 Days of Feb. 21, 2023	Total Common Stock Beneficially Owned
Mark H. Bloom	Director	—	—	—
Kathleen L. Casey	Director	—	—	—
Kevin G. Chavers	Director	—	—	—
Lance F. Drummond	Director	—	—	—
Aleem Gillani	Director	—	—	—
Mark B. Grier	Director	—	—	—
Luke S. Hayden	Director	—	—	—
Christopher E. Herbert	Director	—	—	—
Grace A. Huebscher	Director	—	—	—
Sara Mathew	Director	—	—	—
Allan P. Merrill	Director	—	—	—
Alberto G. Musalem	Director	—	—	—
Michael J. DeVito	CEO & Director	—	—	—
Michael T. Hutchins	President	—	—	—
Christian M. Lown	EVP & CFO	—	—	—
Anil D. Hinduja	EVP - CRO	—	—	—
Jerry Weiss	EVP - Chief Administrative Officer	—	—	—
Donna M. Corley	Former EVP - Single-Family Business and Senior Advisor	5,998	—	5,998
All directors and executive officers as a group (23 persons)		6,902	—	6,902(2)
(1)Includes shares of stock beneficially owned as of February 21, 2023.
(2)Represents shares of stock beneficially owned prior to the company's entry into conservatorship.

FREDDIE MAC | 2022 Form 10-K	267

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership by Greater-Than 5% Holders
Table 72 - Stock Ownership by Greater-Than 5% Holders

5% Holders(1)	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable(2)	79.9%
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
(2)In September 2008, we issued Treasury the Warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the Warrant is exercised. The Warrant may be exercised in whole or in part at any time until September 7, 2028. As of the date of this filing, Treasury has not exercised the Warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
We have no shares of common stock available for issuance upon the exercise of options, warrants, and rights under our existing equity compensation plans as of December 31, 2022. Prior to conservatorship, stockholders approved the Employee Stock Purchase Plan, the 2004 Stock Compensation Plan, and the 1995 Stock Compensation Plan (together, the "Employee Plans"), and the 1995 Directors' Stock Compensation Plan (the "Directors' Plan"). The authorizations to issue shares of common stock under the Employee Plans and Directors' Plan have expired pursuant to their respective terms. Therefore, we are not providing an Equity Compensation Table.

FREDDIE MAC | 2022 Form 10-K	268

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
■    Whether the transaction was or would be undertaken in the ordinary course of business;
■    Whether the transaction is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party; and
■    The purpose, and potential benefits to us, of the transaction.
TRANSACTIONS WITH 5% SHAREHOLDERS
In connection with our entry into conservatorship, we issued the Warrant to Treasury to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis. There have been a number of transactions between us and Treasury since the beginning of 2022, as discussed in MD&A - Consolidated Results of Operations, MD&A - Liquidity and Capital Resources, MD&A - Conservatorship and Related Matters, MD&A - Regulation and Supervision, Note 2, Note 8, and Note 11.
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
TRANSACTIONS WITH INSTITUTIONS RELATED TO EXECUTIVE OFFICERS
Mr. Lown’s brother, Jeffrey Lown, serves as the CEO and President of Cherry Hill Mortgage Investment Corporation (“Cherry Hill”) and serves as the President and a director of one of Cherry Hill’s subsidiaries, Aurora Financial Group Inc. (“Aurora”).

FREDDIE MAC | 2022 Form 10-K	269

Certain Relationships and Related Transactions
Aurora is a single-family servicer servicing approximately 33,951 loans with a UPB of $7.8 billion as of December 31, 2022. These transactions are conducted in the ordinary course and on an arm's length basis.
CONSERVATORSHIP AGREEMENTS
Treasury, FHFA, and the Federal Reserve have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See MD&A - Conservatorship and Related Matters and Note 2.

FREDDIE MAC | 2022 Form 10-K	270

Principal Accounting Fees and Services
Principal Accounting Fees and Services
DESCRIPTION OF FEES
PricewaterhouseCoopers LLP has served as our independent public accountants since 2002. The following is a description of fees billed to us by PricewaterhouseCoopers LLP during 2022 and 2021.
Auditor Fees(1)
Table 73 - Auditor Fees

(In thousands)	2022	2021
Audit Fees(2)	$20,649	$22,744
Audit-Related Fees(3)	6,381	7,530
Tax Fees(4)	1,844	2,432
All Other Fees(5)	55	10
Total	$28,929	$32,716
(1)These fees represent amounts billed (including reimbursable expenses within the designated year).
(2)Audit fees include fees in connection with quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements.
(3)Audit-related fees include: (1) fees for the performance of certain agreed-upon procedures regarding aspects of compliance with the Purchase Agreement covenants; (2) attestation-related services on debt offerings; (3) compliance evaluation of the minimum servicing standards as set forth in the Uniform Single Attestation Program for Mortgage Bankers; (4) fees related to accounting policy consultations; (5) fees for the performance of certain agreed-upon procedures related to our risk transfer and structured transactions, pursuant to engagement letters with the company, including where the fees are billed to and paid by unconsolidated trusts created in connection with such transactions; and (6) fees related to certain wire system and ESG reporting attestations.
(4)The tax fees related to non-audit tax compliance and consulting services arising from research and development tax credits and advice and recommendations related to tax planning and reporting matters.
(5)All other fees include: (1) our subscription to a web-based suite of human resources benchmark data; and (2) our subscription to accounting research and disclosure software.
APPROVAL OF INDEPENDENT AUDITOR SERVICES AND FEES
Under its charter, the Audit Committee is responsible for the following:
■    Appointing our independent public accounting firm (subject to FHFA approval as required);
■    Approving all audit and non-audit services permitted under applicable law to be performed by the independent public accounting firm (subject to FHFA approval as required);
■    Approving our independent public accounting firm's proposed integrated audit scope and approach with respect to the annual audit; and
■    Overseeing the performance of, and relationship with, our independent public accounting firm.
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

FREDDIE MAC | 2022 Form 10-K	271

Principal Accounting Fees and Services
company's independent auditor with fees totaling up to a maximum of $250,000 per quarter, with reporting of any such approval decisions to the Audit Committee at its next scheduled meeting. The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed by our independent public accounting firm in 2022 and 2021.
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

FREDDIE MAC | 2022 Form 10-K	272

Exhibits and Financial Statement Schedules
Exhibits and Financial Statement Schedules
    (a) Documents filed as part of this report:
        (1) Consolidated Financial Statements
The consolidated financial statements required to be filed in this Form 10-K are included in Financial Statements and Supplementary Data.
        (2) Financial Statement Schedules
            None.
        (3) Exhibits
An Exhibit Index has been filed as part of this Form 10-K beginning on page 282.

FREDDIE MAC | 2022 Form 10-K	273

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
■    ATA - Adjusted total assets.
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
■    CEO - Chief Executive Officer.
■    CET1 - Common Equity Tier 1.
■    CFO - Chief Financial Officer.
■    CFPB - Consumer Financial Protection Bureau.
■    Charge-offs - Represent the amount of a financial asset that is removed from our consolidated balance sheets when

FREDDIE MAC | 2022 Form 10-K	274

Glossary
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
■    CMC - Capital Management Council.
■    Comprehensive income - Consists of net income plus other comprehensive income (loss).
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

FREDDIE MAC | 2022 Form 10-K	275

Glossary
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
■    FINRA - Financial Industry Regulatory Authority.
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
■    Front-end coverage type - Applies to transactions in which the credit risk transfer occurs prior to, or simultaneously with, our purchase or guarantee of the loan.

FREDDIE MAC | 2022 Form 10-K	276

Glossary
■    FSOC - Financial Stability Oversight Council.
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
■    HERA - Housing and Economic Recovery Act.
■    HFA - State or local Housing Finance Agency.
■    HUD - U.S. Department of Housing and Urban Development.
■    Initial margin - The collateral that we post with a derivatives clearinghouse or to a counterparty in order to do business with such clearinghouse or trade with such counterparty. The amount of initial margin varies over time.
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
■    Legislated guarantee fees - The 10 basis point increase in guarantee fees we implemented for all single-family residential mortgages delivered to us on or after April 1, 2012, at the direction of FHFA pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 as extended by the Infrastructure Investment and Jobs Act. We are required to charge and remit to Treasury this 10 basis point fee for all single-family residential mortgage loans delivered to us through October 1, 2032.
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

FREDDIE MAC | 2022 Form 10-K	277

Glossary
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
■    LTV ratio - Loan-to-value ratio - The ratio of the unpaid principal amount of a loan to the value of the property that serves as collateral for the loan, expressed as a percentage. We report LTV ratios based solely on the amount of the loan purchased or guaranteed by us.
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
■    Net Worth Amount - See Net worth sweep dividend, Net Worth Amount, Capital Reserve Amount, and Capital Reserve End Date for additional information.
■    Net worth - The amount by which our total assets exceed our total liabilities as reflected on our consolidated balance sheets prepared in conformity with GAAP.
■    Net worth sweep dividend, Net Worth Amount, Capital Reserve Amount, and Capital Reserve End Date - For each quarter from January 1, 2013 through the Capital Reserve End Date, the dividend requirement on the senior preferred stock will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury's commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in conformity with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend shall accrue or be payable for that quarter. The applicable Capital Reserve Amount was $3.0 billion for 2018, increased to $20.0 billion in 3Q 2019 pursuant to the September 2019 Letter Agreement, and later increased further to the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. If we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the applicable Capital Reserve Amount would thereafter be zero. The Capital Reserve End Date is the last day of the second consecutive fiscal quarter during which Freddie Mac has had and maintained capital equal to or in excess of all of the capital requirements and buffers under the ERCF.
■    Non-accrual loan - A loan for which we are not accruing interest income. We place loans on non-accrual status when we believe collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment. For loans in active forbearance plans related to the COVID-19 pandemic that were current prior to receiving forbearance, we continue to accrue interest income while the loan is in forbearance and is three or more monthly payments past due when we believe the available evidence indicates that collectability of principal and interest is reasonably assured.
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
■    Optigo® - Freddie Mac's Multifamily lender network and loan offerings.

FREDDIE MAC | 2022 Form 10-K	278

Glossary
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
■    Reperforming loan - A single-family unsecuritized loan that was previously three months or more past due based on the loan’s original contractual terms or in the process of foreclosure, but the borrower subsequently made payments or entered into payment deferral plans such that the loan returns to less than three months past due, or a performing modified loan, which is a loan that was modified and is less than three months past due and is not in the process of foreclosure.
■    Reputation risk - The risk of damage to the Freddie Mac brand and reputation from any action, inaction, or association that is perceived to be inappropriate, unethical, or inconsistent with our mission.
■    RSU - Restricted stock unit.
■    RWA - Risk-weighted assets.
■    S&P - Standard & Poor's.
■    SCR debt note - Structured Credit Risk debt note - A debt security where the principal balance is subject to the performance of a reference pool of multifamily loans guaranteed by Freddie Mac.

FREDDIE MAC | 2022 Form 10-K	279

Glossary
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
■    Seller/Servicer Guide (Guide) - The Single-Family Seller/Servicer Guide consists of Freddie Mac's requirements relating to the purchase, sale, and servicing of single-family mortgages.
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
■    SIFMA - Securities Industry and Financial Markets Association.
■    Single-family loan - A loan secured by a property containing one to four residential dwelling units.
■    Single-family new business activity - Single-family loans we purchased or guaranteed.
■    SOFR - Secured Overnight Financing Rate.
■    SPCPs - Special Purpose Credit Programs.
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

FREDDIE MAC | 2022 Form 10-K	280

Glossary
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
■    VP - Vice President.
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

FREDDIE MAC | 2022 Form 10-K	281

Exhibit Index
Exhibit Index

Exhibit	Description*

3.1
Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2018)

3.2
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 28, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2022)

4.1
Eighth Amended and Restated Certificate of Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Voting Common Stock (no par value per share) dated September 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

4.2
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated April 23, 1996 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.3
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 27, 1997 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.4
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.5
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 23, 1998 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.6
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 29, 1998 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.7
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.3% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 28, 1998 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.8
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 19, 1999 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.9
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.79% Non-Cumulative Preferred Stock (par value $1.00 per share), dated July 21, 1999 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.10
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated November 5, 1999 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

FREDDIE MAC | 2022 Form 10-K	282

Exhibit Index

Exhibit	Description*

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

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

FREDDIE MAC | 2022 Form 10-K	283

Exhibit Index

Exhibit	Description*

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

4.31
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 10, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2022)

10.1
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2010)†

10.3
Second Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2011)†

10.4
Third Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2012)†

10.5
Fourth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2013)†

10.6
Fifth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2013)†

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2022 Form 10-K	284

Exhibit Index

Exhibit	Description*

10.7
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II (effective January 1, 2014) (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2015)†

10.8
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II (effective January 1, 2014) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015)†

10.9	Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.10
First Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.11
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

10.13
Fourth Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed on February 16, 2017)†

10.14	Executive Management Compensation Program Recapture and Forfeiture Agreement (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed on February 16, 2017)†

10.15	2020 Executive Management Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 30, 2019)†

10.16	2022 Executive Management Compensation Program (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2022)†

10.17
Restrictive Covenant and Confidentiality Agreement, dated June 4, 2021, between Freddie Mac and Michael DeVito (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on July 29, 2021)†

10.18
Form of Restrictive Covenant and Confidentiality Agreement between the Federal Home Loan Mortgage Corporation and Executive Officers (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on July 29, 2021)†

10.19	Memorandum Agreement, dated May 4, 2021, between Freddie Mac and Michael J. DeVito (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2021)†

10.20	Memorandum Agreement, dated May 22, 2020, between Freddie Mac and Christian M. Lown (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2020)†

10.21
Restrictive Covenant and Confidentiality Agreement, dated September 6, 2018, between Freddie Mac and David Brickman (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 6, 2018)†

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2022 Form 10-K	285

Exhibit Index

Exhibit	Description*

10.22	Description of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008)†

10.23
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and Executive Officers (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed on February 10, 2022)†

10.24
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and Outside Directors (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 10, 2022)†

10.25	PC Master Trust Agreement, dated July 30, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 8, 2022)

10.26	UMBS and MBS Master Trust Agreement, dated July 30, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2022)

10.27
Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008)

10.28
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

10.29
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

10.30
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

10.31
Letter Agreement dated December 21, 2017 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 21, 2017)

10.32
Letter Agreement dated September 27, 2019 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2019)

10.33
Letter Agreement dated January 14, 2021 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 19, 2021)

10.34
Letter Agreement dated September 14, 2021 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 20, 2021)

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2022 Form 10-K	286

Exhibit Index

Exhibit	Description*
10.35	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

10.36
Fourth Amended and Restated Limited Liability Company Agreement to Common Securitization Solutions, LLC, dated as of January 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 28, 2022)

10.37
Confidential Separation Agreement and General Release between Donna Corley and Freddie Mac, dated May 25, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 1, 2022)†

10.38	Confidential Second Separation Agreement and General Release between Donna Corley and Freddie Mac, dated December 5, 2022†

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2022 Form 10-K	287

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael J. DeVito
Michael J. DeVito
Chief Executive Officer
Date: February 22, 2023

FREDDIE MAC | 2022 Form 10-K	288

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Sara Mathew*	Non-Executive Chair of the Board	February 22, 2023
Sara Mathew

/s/ Michael J. DeVito	Chief Executive Officer and Director	February 22, 2023
Michael J. DeVito	(Principal Executive Officer)

/s/ Christian M. Lown	Executive Vice President and Chief Financial Officer	February 22, 2023
Christian M. Lown	(Principal Financial Officer)

/s/ Donald F. Kish	Senior Vice President — Corporate Controller and	February 22, 2023
Donald F. Kish	Principal Accounting Officer (Principal Accounting Officer)

/s/ Mark H. Bloom*	Director	February 22, 2023
Mark H. Bloom

/s/ Kathleen L. Casey*	Director	February 22, 2023
Kathleen L. Casey

/s/ Kevin G. Chavers*	Director	February 22, 2023
Kevin G. Chavers

/s/ Launcelot F. Drummond*	Director	February 22, 2023
Launcelot F. Drummond

/s/ Aleem Gillani*	Director	February 22, 2023
Aleem Gillani

/s/ Mark B. Grier*	Director	February 22, 2023
Mark B. Grier

/s/ Luke S. Hayden*	Director	February 22, 2023
Luke S. Hayden

/s/ Christopher E. Herbert*	Director	February 22, 2023
Christopher E. Herbert

/s/ Grace A. Huebscher*	Director	February 22, 2023
Grace A. Huebscher

/s/ Allan P. Merrill*	Director	February 22, 2023
Allan P. Merrill

/s/ Alberto G. Musalem*	Director	February 22, 2023
Alberto G. Musalem

*By:	/s/ Alicia S. Myara
Alicia S. Myara
Attorney-in-Fact

FREDDIE MAC | 2022 Form 10-K	289

Index

Form 10-K Index

Item Number		Page(s)
PART I
Item 1	Business	1, 4-9, 24-34, 40-44, 100-112
Item 1A	Risk Factors	115-132
Item 1B	Unresolved Staff Comments	Not Applicable
Item 2	Properties	8
Item 3	Legal Proceedings	133
Item 4	Mine Safety Disclosures	Not Applicable
PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	134
Item 6	Reserved	Not Applicable
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	1-5, 10-23, 35-39, 45-99, 113-114
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	80-85
Item 8	Financial Statements and Supplementary Data	135-219
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable
Item 9A	Controls and Procedures	88, 136-137, 220-221
Item 9B	Other Information	Not Applicable
Item 9C	Disclosure Regarding Foreign Jurisdiction that Prevent Inspection	Not Applicable
PART III
Item 10	Directors, Executive Officers and Corporate Governance	49-51, 222-241
Item 11	Executive Compensation	237-238, 242-266
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	267-268
Item 13	Certain Relationships and Related Transactions, and Director Independence	230-231, 269-270
Item 14	Principal Accounting Fees and Services	271-272
PART IV
Item 15	Exhibits and Financial Statement Schedules	273, 282-287
Item 16	Form 10-K Summary	Not Applicable
Signatures		288-289

FREDDIE MAC | 2022 Form 10-K	290