Form 10-Q
period 2023-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2023-05-03
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 11, 2023, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 1Q 2023 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 1Q 2023 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and that are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the MD&A - Forward-Looking Statements section of this Form 10-Q and the Introduction and Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2022, or 2022 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2022 Annual Report.
You should read the following MD&A in conjunction with our 2022 Annual Report and our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2023 included in Financial Statements.
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
Since September 2008, we have been operating in conservatorship, with FHFA as our Conservator. The conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. Our future is uncertain, and the conservatorship has no specified termination date. We do not know what changes may occur to our business model during or following conservatorship, including whether we will continue to exist. In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury, under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. Our Purchase Agreement with Treasury is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities. For additional information on the conservatorship and related matters and the Purchase Agreement, see our 2022 Annual Report.

Freddie Mac 1Q 2023 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
Key Drivers:
■    Net income was $2.0 billion, a decrease of 47% year-over-year, primarily driven by lower net revenues and a credit reserve build in the current period compared to a credit reserve release in the prior year period.
■    Net revenues were $4.8 billion, a decrease of 17% year-over-year, as higher net interest income was offset by a decline in non-interest income.
■    Net worth was $39.1 billion as of March 31, 2023, up from $37.0 billion as of December 31, 2022 and $31.7 billion as of March 31, 2022. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $109.7 billion on March 31, 2023, and will increase to $111.7 billion on June 30, 2023 based on the increase in net worth in 1Q 2023.
Market Liquidity

                      Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $65 billion in liquidity to the mortgage market in 1Q 2023, which enabled the financing of 250,000 home purchases, refinancings, and rental units.

Freddie Mac 1Q 2023 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
Key Drivers:
■    Our mortgage portfolio increased 4% year-over-year to $3.4 trillion at March 31, 2023.
●    Our Single-Family mortgage portfolio was $3.0 trillion at March 31, 2023, up 4% year-over-year and flat quarter-over-quarter, as portfolio growth has moderated in recent periods due to the slowdown in new business activity as both home purchase activity and refinance activity slowed due to higher mortgage interest rates.
●    Our Multifamily mortgage portfolio was $426 billion at March 31, 2023, up 3% year-over-year and down 1% quarter-over-quarter, primarily due to the slowdown in new business activity as higher mortgage interest rates and greater market uncertainty have reduced demand for multifamily mortgage financing.
Credit Risk Transfer

Single-Family Mortgage Portfolio with Credit Enhancement
(UPB in billions)

55%
59%
61%
61%
62%
$1,594
$1,726
$1,803
$1,832
$1,840
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
UPB
Percentage

Multifamily Mortgage Portfolio with Credit Enhancement
(UPB in billions)

94%
96%
95%
93%
93%
$389
$397
$394
$398
$396
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
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

Freddie Mac 1Q 2023 Form 10-Q	3

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
HOUSING AND MORTGAGE MARKET CONDITIONS
The following charts present certain housing and mortgage market indicators that can significantly affect our business and financial results. Certain market and macroeconomic prior period data have been updated to reflect revised historical data. For additional information on the effect of these indicators on our business and financial results, see MD&A – Consolidated Results of Operations and MD&A – Our Business Segments.
Single-Family

U.S. Single-Family Home Sales and House Prices
Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.

U.S. Single-Family Mortgage Originations
_
(UPB in billions)
Source: Inside Mortgage Finance. 1Q 2023 U.S. single-family mortgage originations data is not yet available.
Single-Family Serious Delinquency Rates

Source: Freddie Mac and National Delinquency Survey from the Mortgage Bankers Association. 1Q 2023 total mortgage market rate is not yet available.

Single-Family Mortgage Debt Outstanding

(UPB in billions)

$12,543
$12,699
$12,975
$13,201
$13,365
$2,792
$2,884
$2,928
$2,971
$2,986
4Q21
1Q22
2Q22
3Q22
4Q22
Freddie Mac Single-Family mortgage portfolio
U.S. single-family mortgage debt outstanding

Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. 1Q 2023 U.S. single-family mortgage debt outstanding data is not yet available.

Freddie Mac 1Q 2023 Form 10-Q	4

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
Multifamily

Apartment Vacancy Rates and Change in Effective Rents

2.6%
3.0%
1.9%
2.0%
0.8%
(1.0)%
4.7%
4.6%
4.6%
4.7%
4.9%
1Q22
2Q22
3Q22
4Q22
1Q23
Apartment vacancy rates
Quarterly change in effective rents
Long-term quarterly effective rent growth rate (2000 - 1Q23)

Source: Reis.

Multifamily Property Price Growth Rate

Source: Real Capital Analytics Commercial Property Price Index (RCA CPPI).

Multifamily Delinquency Rates
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs). The 1Q 2023 delinquency rate for FDIC insured institutions is not yet available.

Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. 1Q 2023 U.S. multifamily mortgage debt outstanding data is not yet available.

Freddie Mac 1Q 2023 Form 10-Q	5

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The discussion of our consolidated results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes. Our financial results and business volumes could be negatively affected by adverse changes in the housing market or economic conditions, including volatility and stress within the banking sector and the measures governments and financial services companies take in response. Stress in U.S. regional banks could drive elevated counterparty credit risk and indirect risk due to financing or banking relationships that our counterparties have with the affected banking organizations. We could also experience declines in the liquidity in the markets for our securities as a result of any such adverse changes or regulatory responses to adverse changes. See Risk Factors in our 2022 Annual Report for additional information.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

			Change
(Dollars in millions)	1Q 2023	1Q 2022	$	%
Net interest income	$4,501	$4,104	$397	10%
Non-interest income	326	1,742	(1,416)	(81)
Net revenues	4,827	5,846	(1,019)	(17)
(Provision) benefit for credit losses	(395)	837	(1,232)	(147)
Non-interest expense	(1,932)	(1,932)	—	—
Income before income tax expense	2,500	4,751	(2,251)	(47)
Income tax expense	(505)	(953)	448	47
Net income	1,995	3,798	(1,803)	(47)
Other comprehensive income (loss), net of taxes and reclassification adjustments	54	(120)	174	145
Comprehensive income	$2,049	$3,678	($1,629)	(44)%
Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change
(Dollars in millions)	1Q 2023	1Q 2022	$	%
Guarantee net interest income:
Contractual net interest income	$3,666	$3,334	$332	10%
Deferred fee income	207	1,042	(835)	(80)
Total guarantee net interest income	3,873	4,376	(503)	(11)
Investments net interest income	1,432	579	853	147
Impact on net interest income from hedge accounting	(804)	(851)	47	6
Net interest income	$4,501	$4,104	$397	10%
Key Drivers:
■    Guarantee net interest income
●    1Q 2023 vs. 1Q 2022 - Decreased as continued mortgage portfolio growth and higher average portfolio guarantee fee rates were offset by a decline in deferred fee income due to slower prepayments driven by higher mortgage interest rates.
■    Investments net interest income
●    1Q 2023 vs. 1Q 2022 - Increased primarily due to higher returns on securities purchased under agreements to resell as a result of higher short-term interest rates.

Freddie Mac 1Q 2023 Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

■    Impact on net interest income from hedge accounting
●    1Q 2023 vs. 1Q 2022 - Decreased due to a favorable change in the earnings mismatch on qualifying fair value hedge relationships, partially offset by higher interest expense on derivatives in hedge relationships as a result of higher interest rates.
Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	1Q 2023			1Q 2022
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$13,758	$121	3.51%	$15,832	$3	0.07%
Securities purchased under agreements to resell	107,516	1,220	4.54	88,675	23	0.11
Investment securities	38,126	316	3.31	50,373	384	3.05
Mortgage loans(1)	3,042,128	23,304	3.06	2,901,060	17,310	2.39
Other assets	1,930	26	5.30	5,534	20	1.40
Total interest-earning assets	3,203,458	24,987	3.12	3,061,474	17,740	2.32
Interest-bearing liabilities:
Debt of consolidated trusts	2,975,417	(18,261)	(2.45)	2,836,484	(13,249)	(1.87)
Debt of Freddie Mac	187,599	(2,225)	(4.74)	182,580	(387)	(0.85)
Total interest-bearing liabilities	3,163,016	(20,486)	(2.59)	3,019,064	(13,636)	(1.81)
Impact of net non-interest-bearing funding	40,442	—	0.03	42,410	—	0.03
Total funding of interest-earning assets	3,203,458	(20,486)	(2.56)	3,061,474	(13,636)	(1.78)
Net interest income/yield		$4,501	0.56%		$4,104	0.54%
(1)Loan fees included in net interest income were $0.3 billion and $0.5 billion during 1Q 2023 and 1Q 2022, respectively.
Non-Interest Income

The table below presents the components of non-interest income.
Table 4 - Components of Non-Interest Income

			Change
(Dollars in millions)	1Q 2023	1Q 2022	$	%
Guarantee income:
Contractual guarantee fees	324	$318	$6	2%
Guarantee obligation amortization	279	299	(20)	(7)
Guarantee asset fair value changes	(137)	(547)	410	75
Total guarantee income	466	70	396	566
Investment gains, net:
Single-Family	(179)	1,252	(1,431)	(114)
Multifamily	(46)	261	(307)	(118)
Total investment gains, net	(225)	1,513	(1,738)	(115)
Other income	85	159	(74)	(47)
Non-interest income	$326	$1,742	($1,416)	(81)%

Freddie Mac 1Q 2023 Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations

Key Drivers:
■    Guarantee income
●    1Q 2023 vs. 1Q 2022 - Increased as 1Q 2022 included fair value losses on guarantee assets due to rising interest rates.
■    Investment gains, net
●    1Q 2023 vs. 1Q 2022 - Net investment gains in Single-Family declined from elevated levels in 1Q 2022, which were driven by spread-related gains on commitments to hedge the securitization pipeline during that period. Multifamily net investment gains also declined due to lower revenue from held-for-sale loan purchase and securitization activity as a result of lower volumes and lower margins, coupled with net losses from interest-rate risk management activities.
(Provision) Benefit for Credit Losses
The table below presents the components of provision for credit losses.
Table 5 - (Provision) Benefit for Credit Losses

			Change
(Dollars in millions)	1Q 2023	1Q 2022	$	%
Single-Family	($318)	$831	($1,149)	(138)%
Multifamily	(77)	6	(83)	(1,383)
(Provision) benefit for credit losses	($395)	$837	($1,232)	(147)%
Key Drivers:
■    1Q 2023 vs. 1Q 2022 - The provision for credit losses for 1Q 2023 was driven by a modest credit reserve build primarily attributable to new acquisitions in Single-Family. The benefit for credit losses for 1Q 2022 was primarily driven by a credit reserve release due to higher estimated house prices and an improvement in forecasted economic conditions.
Non-Interest Expense
The table below presents the components of non-interest expense.
Table 6 - Components of Non-Interest Expense

			Change
(Dollars in millions)	1Q 2023	1Q 2022	$	%
Salaries and employee benefits	($374)	($356)	($18)	(5)%
Credit enhancement expense	(530)	(459)	(71)	(15)
Benefit for (decrease in) credit enhancement recoveries	49	(17)	66	388
Legislative assessments expense:
Legislated guarantee fees expense	(708)	(666)	(42)	(6)
Affordable housing funds allocation	(27)	(93)	66	71
Total legislative assessments expense	(735)	(759)	24	3
Other expense	(342)	(341)	(1)	—
Non-interest expense	($1,932)	($1,932)	$—	—%
Key Drivers:
■    Credit enhancement expense
●    1Q 2023 vs. 1Q 2022 - Increased primarily due to a higher volume of outstanding cumulative CRT transactions.
■    Benefit for (decrease in) credit enhancement recoveries
●    1Q 2023 vs. 1Q 2022 - Increased primarily due to an increase in expected credit losses on covered loans.
■    Legislative assessments expense
●    1Q 2023 vs. 1Q 2022 - Decreased primarily due to lower affordable housing funds allocation as a result of lower Single-Family new business activity, partially offset by higher legislated guarantee fees expense due to growth in our Single-Family mortgage portfolio.

Freddie Mac 1Q 2023 Form 10-Q	8

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 7 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	March 31, 2023	December 31, 2022	$	%
Assets:
Cash and cash equivalents	$5,873	$6,360	($487)	(8)%
Securities purchased under agreements to resell	108,036	87,295	20,741	24
Investment securities, at fair value	37,712	38,701	(989)	(3)
Mortgage loans held-for-sale	12,782	12,197	585	5
Mortgage loans held-for-investment	3,024,249	3,022,318	1,931	—
Accrued interest receivable, net	8,662	8,529	133	2
Deferred tax assets, net	5,329	5,777	(448)	(8)
Other assets	22,337	27,156	(4,819)	(18)
Total assets	$3,224,980	$3,208,333	$16,647	1%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$7,507	$7,309	$198	3%
Debt	3,167,514	3,145,832	21,682	1
Other liabilities	10,892	18,174	(7,282)	(40)
Total liabilities	3,185,913	3,171,315	14,598	—
Total equity	39,067	37,018	2,049	6
Total liabilities and equity	$3,224,980	$3,208,333	$16,647	1%
Key Drivers:
As of March 31, 2023 compared to December 31, 2022:
■    Securities purchased under agreements to resell and debt increased primarily due to an increase in debt issuance to prefund upcoming debt maturities and anticipated calls of outstanding debt.
■    Other assets decreased primarily due to a decline in receivables related to U.S. Treasury securities sold but not yet settled.
■    Other liabilities decreased primarily due to a decline in payables related to U.S. Treasury securities purchased but not yet settled.

Freddie Mac 1Q 2023 Form 10-Q	9

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 8 - Mortgage Portfolio

	March 31, 2023			December 31, 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$2,909,802	$34,978	$2,944,780	$2,907,999	$30,574	$2,938,573
By Freddie Mac	35,147	12,375	47,522	33,506	17,805	51,311
Total mortgage loans held-for-investment	2,944,949	47,353	2,992,302	2,941,505	48,379	2,989,884
Mortgage loans held-for-sale	3,373	10,255	13,628	3,564	9,544	13,108
Total mortgage loans	2,948,322	57,608	3,005,930	2,945,069	57,923	3,002,992
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	31,023	357,747	388,770	31,500	360,869	392,369
Other mortgage-related guarantees	9,290	10,684	19,974	9,476	10,510	19,986
Total mortgage-related guarantees	40,313	368,431	408,744	40,976	371,379	412,355
Total mortgage portfolio	$2,988,635	$426,039	$3,414,674	$2,986,045	$429,302	$3,415,347
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$2,920,201	$34,978	$2,955,179	$2,916,038	$30,813	$2,946,851
Issued by nonconsolidated trusts	25,329	316,606	341,935	25,772	319,117	344,889
Total guaranteed mortgage-related securities	$2,945,530	$351,584	$3,297,114	$2,941,810	$349,930	$3,291,740
Investments Portfolio

Our investments portfolio consists of our mortgage-related investments portfolio and our other investments portfolio.
Mortgage-Related Investments Portfolio

The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum amount of $225 billion. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. We are also subject to additional limitations on the size and composition of our mortgage-related investments portfolio pursuant to FHFA guidance. For additional information on the restrictions on our mortgage-related investments portfolio, see the MD&A - Conservatorship and Related Matters section in our 2022 Annual Report.

Freddie Mac 1Q 2023 Form 10-Q	10

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 9 - Mortgage-Related Investments Portfolio

	March 31, 2023			December 31, 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans:
Securitization pipeline and other loans	$10,863	$22,630	$33,493	$10,093	$27,349	$37,442
Seasoned loans	27,657	—	$27,657	26,977	—	26,977
Total unsecuritized mortgage loans	38,520	22,630	61,150	37,070	27,349	64,419
Mortgage-related securities:
Investment securities	3,988	6,183	10,171	3,440	6,396	9,836
Debt of consolidated trusts	17,077	698	17,775	17,939	536	18,475
Total mortgage-related securities	21,065	6,881	27,946	21,379	6,932	28,311
Mortgage-related investments portfolio	$59,585	$29,511	$89,096	$58,449	$34,281	$92,730
10% of notional amount of interest-only securities			$21,554			$21,758
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			110,650			114,488
Other Investments Portfolio

The table below presents the details of our other investments portfolio.
Table 10 - Other Investments Portfolio

	March 31, 2023				December 31, 2022
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)
Cash and cash equivalents	$5,038	$741	$94	$5,873	$5,652	$611	$97	$6,360
Securities purchased under agreements to resell	100,948	10,881	859	112,688	88,499	9,703	1,084	99,286
Non-mortgage-related securities	17,531	—	4,738	22,269	20,188	—	3,645	23,833
Other assets	—	—	5,644	5,644	—	—	4,565	4,565
Other investments portfolio	$123,517	$11,622	$11,335	$146,474	$114,339	$10,314	$9,391	$134,044
(1)Represents carrying value.

Freddie Mac 1Q 2023 Form 10-Q	11

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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

Segment Net Revenues and Net Income

The charts below show our net revenues and net income by segment.
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

Freddie Mac 1Q 2023 Form 10-Q	12

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family
Business Results

The charts, tables, and related discussion below present the business results of our Single-Family segment.
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
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)
■    1Q 2023 vs. 1Q 2022
●    Our loan purchase and guarantee activity slowed due to higher mortgage interest rates. We expect volume for the remainder of the year to be lower than 2022 due in part to higher mortgage interest rates.
●    The average loan size of new acquisitions increased due to a higher conforming loan limit and house price appreciation in recent quarters.
●    The average estimated guarantee fee rate on new acquisitions increased primarily due to higher contractual guarantee fees and faster expected credit fee recognition driven by higher estimated prepayments on new acquisitions. This increase was partially offset by a shift in the business mix of new acquisitions.
For additional information on credit fee changes, see the MD&A - Regulation and Supervision section in this Form 10-Q and our 2022 Annual Report.

Freddie Mac 1Q 2023 Form 10-Q	13

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Estimated Guarantee Fee Rate(1) on Mortgage Portfolio
(UPB in billions)
(1)Estimated guarantee fee rate is calculated as of acquisition and excludes the legislated guarantee fees. Estimated guarantee fee rate calculation also excludes certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $43 billion as of March 31, 2023.
Single-Family Mortgage Loans
(Loan count in millions)
■    The Single-Family mortgage portfolio was $3.0 trillion at March 31, 2023, up 4% year-over-year and flat quarter-over-quarter, as portfolio growth has moderated in recent periods due to the slowdown in new business activity as both home purchase activity and refinance activity slowed due to higher mortgage interest rates.
■    The average estimated guarantee fee rate on the Single-Family mortgage portfolio increased year-over-year as older vintages with lower estimated guarantee fee rates were replaced by acquisitions of new loans with higher estimated guarantee fee rates.

Freddie Mac 1Q 2023 Form 10-Q	14

Management's Discussion and Analysis	Our Business Segments | Single-Family
CRT Activities

We transfer credit risk on a portion of our Single-Family mortgage portfolio to the private market, reducing the risk of future losses to us when borrowers default. The charts below show the issuance amounts associated with CRT transactions for loans in our Single-Family mortgage portfolio.
UPB Covered by New CRT Issuance
(In billions)
New CRT Issuance Maximum Coverage
(In billions)
■    1Q 2023 vs. 1Q 2022
●    The UPB of mortgage loans covered by CRT transactions and related maximum coverage issued during 1Q 2023 decreased compared to 1Q 2022 due to a decrease in loan acquisition activity in recent quarters and changes in business strategy and market conditions.
●    Our percentage of Single-Family acquisitions targeted for CRT transactions (primarily 30-year fixed rate loans with LTV ratios between 60% and 97%) increased to 81% during 1Q 2023, from 67% during 1Q 2022, primarily driven by an increase in the percentage of recently acquired loans with original LTV ratios above 60% and an increase in the percentage of 30-year loan acquisitions.
See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our CRT activities and other credit enhancements.

Freddie Mac 1Q 2023 Form 10-Q	15

Management's Discussion and Analysis	Our Business Segments | Single-Family
Loss Mitigation Activities

The following chart provides details about the single-family loan workout activities that were completed during the periods presented. The forbearance data included below is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes both loans for which we do not control servicing and loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us.
Completed Loan Workout Activity
(UPB in billions, number of loan workouts in thousands)

$11
$9
$6
$5
$5
49
37
28
22
24
16
23
10
13
16
8
10
12
6
6
10
6
6
11
7
1Q22
2Q22
3Q22
4Q22
1Q23
Forbearance and other(1)
Payment deferral plans
Loan modifications
Total UPB

(1)Other includes repayment plans and foreclosure alternatives.
■    Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the period, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 27,000 loans in active forbearance plans and approximately 13,000 loans in other active loss mitigation activity as of March 31, 2023.
■    1Q 2023 vs. 1Q 2022 - Our loan workout activity decreased as the overall forbearance population continued to decline.

Freddie Mac 1Q 2023 Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the results of operations for our Single-Family segment. See Note 11 for additional information about segment financial results.
Table 11 - Single-Family Segment Financial Results

			Change
(Dollars in millions)	1Q 2023	1Q 2022	$	%
Net interest income	$4,296	$3,806	$490	13%
Non-interest income	(93)	1,408	(1,501)	(107)
Net revenues	4,203	5,214	(1,011)	(19)
(Provision) benefit for credit losses	(318)	831	(1,149)	(138)
Non-interest expense	(1,783)	(1,778)	(5)	—
Income before Income tax expense	2,102	4,267	(2,165)	(51)
Income tax expense	(425)	(856)	431	50
Net income	1,677	3,411	(1,734)	(51)
Other comprehensive income (loss), net of taxes and reclassification adjustments	(1)	(12)	11	92
Comprehensive income	$1,676	$3,399	($1,723)	(51)%
Key Business Drivers:
■ 1Q 2023 vs. 1Q 2022
●    Net income of $1.7 billion, down 51% year-over-year.
–Net revenues were $4.2 billion, down 19% year-over-year.
◦Net interest income was $4.3 billion, up 13% year-over-year, primarily driven by mortgage portfolio growth, higher average portfolio guarantee fee rates, and higher investments net interest income due to higher interest rates. These increases were partially offset by a decline in deferred fee income due to slower prepayments driven by higher mortgage interest rates.
◦Non-interest income was a loss of $0.1 billion for 1Q 2023, compared to non-interest income of $1.4 billion for 1Q 2022, which was primarily driven by spread-related gains on commitments to hedge the securitization pipeline during that period.
–Provision for credit losses was $0.3 billion for 1Q 2023, driven by a modest credit reserve build primarily attributable to new acquisitions. The benefit for credit losses of $0.8 billion for 1Q 2022 was driven by a credit reserve release due to higher estimated house prices and an improvement in forecasted economic conditions.

Freddie Mac 1Q 2023 Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The charts, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity
(In billions)
Total Number of Rental Units Financed(1)
(In thousands)
(1) Includes rental units financed by supplemental loans.

■    As of March 31, 2023, the multifamily new business activity subject to the FHFA 2023 loan purchase cap of $75 billion was $5.7 billion. Approximately 60% of this activity, based on UPB, was mission-driven, affordable housing, currently exceeding FHFA's minimum requirement of 50%.
■    Our new business activity was lower year-over-year as higher mortgage interest rates and greater market uncertainty have reduced demand for multifamily mortgage financing.
■    Our index lock agreements and outstanding commitments to purchase or guarantee multifamily assets were $19.2 billion and $19.9 billion as of March 31, 2023 and March 31, 2022, respectively.

Freddie Mac 1Q 2023 Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Portfolio

Mortgage Portfolio
(UPB in billions)
Guarantee Portfolio
(In billions)
■    Our Multifamily mortgage portfolio was $426 billion at March 31, 2023, up 3% year-over-year and down 1% quarter-over-quarter, primarily due to the slowdown in new business activity as higher mortgage interest rates and greater market uncertainty have reduced demand for multifamily mortgage financing. Our guarantee portfolio was $362 billion at March 31, 2023, up 3% year-over-year as our securitization activities outpaced payoffs.
■    In addition to our Multifamily mortgage portfolio, we have investments in LIHTC fund partnerships with carrying values totaling $2.9 billion and $2.8 billion as of March 31, 2023 and December 31, 2022, respectively.

Freddie Mac 1Q 2023 Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Multifamily

CRT Activities

UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    1Q 2023 vs. 1Q 2022
●    The UPB of mortgage loans covered by new CRT transactions and the maximum coverage decreased year-over-year, primarily due to fewer securitizations with subordination as a result of a smaller average held-for-sale securitization pipeline.
See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our Multifamily mortgage portfolio.

Freddie Mac 1Q 2023 Form 10-Q	20

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the results of operations for our Multifamily segment. See Note 11 for additional information about segment financial results.
Table 12 - Multifamily Segment Financial Results

			Change
(Dollars in millions)	1Q 2023	1Q 2022	$	%
Net interest income	$205	$298	($93)	(31)%
Non-interest income	419	334	85	25
Net revenues	624	632	(8)	(1)
(Provision) benefit for credit losses	(77)	6	(83)	(1,383)
Non-interest expense	(149)	(154)	5	3
Income before income tax expense	398	484	(86)	(18)
Income tax expense	(80)	(97)	17	18
Net income	318	387	(69)	(18)
Other comprehensive income (loss), net of taxes and reclassification adjustments	55	(108)	163	151
Comprehensive income	$373	$279	$94	34%
Key Business Drivers:
■    1Q 2023 vs. 1Q 2022
●    Net income of $0.3 billion, down 18% year-over-year.
–Net revenues were $0.6 billion, down 1% year-over-year.
–Net interest income was $0.2 billion, down 31% year-over-year, primarily due to lower prepayment income driven by higher mortgage interest rates.
–Non-interest income was $0.4 billion, up 25% year-over-year, primarily driven by higher guarantee income, partially offset by lower net investment gains. Guarantee income increased as 1Q 2022 included fair value losses on guarantee assets due to rising interest rates. Net investment gains declined due to lower revenue from held-for-sale loan purchase and securitization activity as a result of lower volumes and lower margins, coupled with net losses from interest-rate risk management activities.
–Provision for credit losses was $0.1 billion for 1Q 2023, compared to a small benefit for credit losses for 1Q 2022, primarily due to a credit reserve build to reflect increased uncertainty in forecasted economic conditions.

Freddie Mac 1Q 2023 Form 10-Q	21

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
To achieve our mission, we take risks as an integral part of our business activities. We are exposed to the following key types of risk: credit risk, market risk, liquidity risk, operational risk, compliance risk, legal risk, strategic risk, and reputation risk.
Credit Risk
Allowance for Credit Losses

The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 13 - Allowance for Credit Losses Activity

	1Q 2023			1Q 2022
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses:
Beginning balance	$7,746	$147	$7,893	$5,440	$78	$5,518
Provision (benefit) for credit losses	318	77	395	(831)	(6)	(837)
Charge-offs	(90)	—	(90)	(173)	—	(173)
Recoveries collected	32	—	32	52	—	52
Net charge-offs	(58)	—	(58)	(121)	—	(121)
Other(1)	91	—	91	361	—	361
Ending balance	$8,097	$224	$8,321	$4,849	$72	$4,921

Average loans outstanding during the period(2)	$2,985,726	$47,748	$3,033,474	$2,868,454	$28,079	$2,896,533
Net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$7,675	$160	$7,835	$4,358	$31	$4,389
Other(3)	422	64	486	491	41	532
Total ending balance	$8,097	$224	$8,321	$4,849	$72	$4,921
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
Table 14 - Allowance for Credit Losses Ratios

	March 31, 2023			December 31, 2022
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.26%	0.35%	0.26%	0.25%	0.16%	0.24%
Non-accrual loans to total loans outstanding	0.34	0.09	0.34	0.34	0.09	0.33
Allowance for credit losses to non-accrual loans	75.88	390.24	77.15	72.45	183.33	72.91
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$7,675	$160	$7,835	$7,314	$77	$7,391
Total loans outstanding(2)	2,984,782	46,064	3,030,846	2,981,401	47,094	3,028,495
Non-accrual loans(2)	10,114	41	10,155	10,095	42	10,137
(1)Represents allowance for credit losses on total held-for-investment loans.
(2)Based on amortized cost basis of held-for-investment loans for which we have not elected the fair value option.
As of March 31, 2023 compared to December 31, 2022:
■    The ratio of allowance for credit losses to non-accrual loans increased due to a modest credit reserve build primarily attributable to new acquisitions in Single-Family.

Freddie Mac 1Q 2023 Form 10-Q	22

Management's Discussion and Analysis	Risk Management

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
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion).

Freddie Mac 1Q 2023 Form 10-Q	23

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 15 - Single-Family New Business Activity

	1Q 2023		1Q 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
20- and 30-year or more, amortizing fixed-rate	$55,469	94%	$181,977	88%
15-year or less, amortizing fixed-rate	2,214	4	23,484	11
Adjustable-rate	1,282	2	1,627	1
Total	$58,965	100%	$207,088	100%

Percentage of purchases
DTI ratio > 45%		23%		15%
Original LTV ratio > 90%		28		14
Transaction type:
Cash window		28		25
Guarantor swap		72		75
Property type:
Detached single-family houses and townhouses		91		93
Condominium or co-op		9		7
Occupancy type:
Primary residence		92		89
Second home		2		5
Investment property		6		6
Loan purpose:
Purchase		86		45
Cash-out refinance		9		33
Other refinance		5		22
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
Table 16 - Single-Family Mortgage Portfolio CRT Issuance

	1Q 2023		1Q 2022
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$14,887	$611	$123,562	$5,088
ACIS	—	—	83,991	3,226
Other	46	46	146	146
Total CRT issuance	$14,933	$657	$207,699	$8,460
(1)    Represents the UPB of the assets included in the associated reference pool or securitization trust, as applicable.
(2)    For STACR transactions, represents the balance held by third parties at issuance. For ACIS transactions, represents the aggregate limit of insurance purchased from third parties at issuance.

Freddie Mac 1Q 2023 Form 10-Q	24

Management's Discussion and Analysis	Risk Management

Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 17 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	March 31, 2023
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$613,366	21%	$156,920
STACR	1,184,605	40	34,150
ACIS	901,506	30	19,260
Other	40,958	1	11,057
Less: UPB with multiple credit enhancements and other reconciling items(4)	(900,339)	(30)	—
Single-Family mortgage portfolio - credit-enhanced	1,840,096	62	221,387
Single-Family mortgage portfolio - non-credit-enhanced	1,148,539	38	N/A
Total	$2,988,635	100%	$221,387

	December 31, 2022
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$609,123	21%	$155,022
STACR	1,188,017	40	35,111
ACIS	938,409	31	19,774
Other	41,572	1	11,105
Less: UPB with multiple credit enhancements and other reconciling items(4)	(945,062)	(32)	—
Single-Family mortgage portfolio - credit-enhanced	1,832,059	61	221,012
Single-Family mortgage portfolio - non-credit-enhanced	1,153,986	39	N/A
Total	$2,986,045	100%	$221,012
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
Table 18 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	March 31, 2023		December 31, 2022
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	21%	0.99%	21%	1.05%
CRT and other	56	0.64	56	0.68
Non-credit-enhanced	38	0.52	39	0.57
Total	N/A	0.62	N/A	0.66
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements, net of allowance, was $0.4 billion for both March 31, 2023 and December 31, 2022.

Freddie Mac 1Q 2023 Form 10-Q	25

Management's Discussion and Analysis	Risk Management

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
Loan Characteristics
The table below contains details of the characteristics of the loans in our Single-Family mortgage portfolio.
Table 19 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	March 31, 2023
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2023	$34,412	749	748	80%	80%
2022	455,538	745	742	76	74
2021	1,038,828	752	756	71	59
2020	763,137	761	766	71	51
2019	128,761	746	751	76	50
2018 and prior	567,959	737	749	75	35
Total	$2,988,635	750	755	73	55

	December 31, 2022
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2022	$438,339	745	742	76%	74%
2021	1,054,844	752	758	71	59
2020	776,425	761	766	71	51
2019	131,637	746	752	76	50
2018	52,921	736	736	76	47
2017 and prior	531,879	737	752	75	34
Total	$2,986,045	750	756	73	54
(1)Original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition, and therefore the original credit scores also represent the current credit scores.
The following table presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 20 - Single-Family Mortgage Portfolio Attribute Combinations(1)

		March 31, 2023
		CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score		% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	< 620	41%	0.19%	18%	0.24%	4%	0.25%	2%	0.22%	—%	NM	65%	0.21%
700 to 739		11	0.63	7	0.73	2	0.77	1	0.51	—	NM	21	0.66
680 to 699		4	1.05	3	1.28	—	NM	—	NM	—	NM	7	1.12
660 to 679		2	1.49	1	1.81	—	NM	—	NM	—	NM	3	1.57
620 to 659		2	2.24	1	2.87	—	NM	—	NM	—	NM	3	2.39
Less than 620		1	5.40	—	NM	—	NM	—	NM	—	NM	1	5.92
Total		61%	0.59	30%	0.66	6%	0.65	3%	0.46	—%	NM	100%	0.62
Referenced footnotes are included after the prior period table

Freddie Mac 1Q 2023 Form 10-Q	26

Management's Discussion and Analysis	Risk Management

	December 31, 2022
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	40%	0.22%	18%	0.25%	4%	0.23%	2%	0.16%	—%	NM	64%	0.23%
700 to 739	12	0.70	6	0.75	2	0.72	1	0.38	—	NM	21	0.71
680 to 699	5	1.16	2	1.28	—	NM	—	NM	—	NM	7	1.18
660 to 679	3	1.65	1	1.77	—	NM	—	NM	—	NM	4	1.68
620 to 659	2	2.46	1	2.78	—	NM	—	NM	—	NM	3	2.54
Less than 620	1	5.97	—	NM	—	NM	—	NM	—	NM	1	6.52
Total	63%	0.66	28%	0.67	6%	0.60	3%	0.37	—%	NM	100%	0.66
(1)     Excludes loans underlying certain securitization products for which original credit score is not available.
(2)     NM - not meaningful due to the percentage of the portfolio rounding to zero.
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

Single-Family Delinquency Rates

0.92%
0.73%
0.81%
0.76%
0.79%
0.67%
0.94%
0.66%
0.76%
0.62%
0.20%
0.19%
0.20%
0.24%
0.20%
1Q22
2Q22
3Q22
4Q22
1Q23
One month past due
Two months past due
Seriously delinquent

Our Single-Family serious delinquency rate decreased to 0.62% as of March 31, 2023, compared to 0.92% as of March 31, 2022, as borrowers completed loan workout activities that returned the mortgages to current status primarily for borrowers exiting forbearance. See Note 3 for additional information on the payment status of our single-family mortgage loans.

Freddie Mac 1Q 2023 Form 10-Q	27

Management's Discussion and Analysis	Risk Management

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
Table 21 - Multifamily Mortgage Portfolio CRT Issuance

	1Q 2023		1Q 2022
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Subordination	$6,149	$425	$14,105	$974
SCR	1,166	105	—	—
Lender risk-sharing	239	48	—	—
Total CRT issuance	$7,554	$578	$14,105	$974
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
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we obtain various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type is subordination, which is created through our senior subordinate securitization transactions. As of March 31, 2023 and December 31, 2022, our maximum coverage provided by subordination in nonconsolidated VIEs was $41.1 billion and $41.7 billion, respectively.

Freddie Mac 1Q 2023 Form 10-Q	28

Management's Discussion and Analysis	Risk Management

The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 22 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	March 31, 2023		December 31, 2022
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$355,747	0.14%	$358,813	0.12%
Other	40,011	0.15	38,870	0.12
Total credit-enhanced	395,758	0.14	397,683	0.12
Non-credit-enhanced	30,281	0.09	31,619	0.08
Total	$426,039	0.13	$429,302	0.12
The table below contains details on the loans underlying our Multifamily mortgage portfolio that are not credit-enhanced.
Table 23 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	March 31, 2023		December 31, 2022
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Mortgage loans held-for-sale	$9,609	0.27%	$9,138	0.29%
Mortgage loans held-for-investment:
Held by Freddie Mac	10,453	—	15,468	—
Held by consolidated trusts	7,881	0.02	4,665	—
Other mortgage-related guarantees	2,338	—	2,348	—
Total	$30,281	0.09	$31,619	0.08
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

Freddie Mac 1Q 2023 Form 10-Q	29

Management's Discussion and Analysis	Risk Management
Table 24 - PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	March 31, 2023			December 31, 2022
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the yield curve, (gains) losses on:(1)
Assets:
Investments	$420	$3,410	$6,736	$362	($3,131)	($6,340)
Guarantees(2)	(92)	(462)	(863)	(93)	512	1,090
Total assets	328	2,948	5,873	269	(2,619)	(5,250)
Liabilities	69	(1,832)	(3,690)	68	1,958	3,912
Derivatives	(395)	(1,106)	(2,160)	(336)	648	1,278
Total	$2	$10	$23	$1	($13)	($60)
PVS	$2	$10	$23	$1	$—	$—
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
(2)Represents the interest-rate risk from our guarantees, which include buy-ups, float, and upfront fees (including buy-downs).
Table 25 - Duration Gap and PVS Results

	1Q 2023			1Q 2022
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	—	$3	$3	—	$8	$11
Minimum	(0.2)	—	—	(0.3)	—	—
Maximum	0.2	9	24	0.4	16	77
Standard deviation	0.1	2	6	0.2	4	19
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 26 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
March 31, 2023	$1,116	$10	($1,106)
December 31, 2022(1)	645	—	(645)
(1)Before derivatives, our adverse PVS-L rate movement was -50 whereas after derivatives our adverse PVS-L rate movement was +50 bps.
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

Freddie Mac 1Q 2023 Form 10-Q	30

Management's Discussion and Analysis	Risk Management
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
Earnings Sensitivity to Changes in Interest Rates
We evaluate a range of interest rate scenarios to determine the sensitivity of our earnings due to changes in interest rates and to determine our fair value hedge accounting strategies. The interest rate scenarios evaluated include parallel shifts in the yield curve in which interest rates increase or decrease by 100 basis points, non-parallel shifts in the yield curve in which long-term interest rates increase or decrease by 100 basis points, and non-parallel shifts in the yield curve in which short-term and medium-term interest rates increase or decrease by 100 basis points. This evaluation identifies the net effect on comprehensive income from changes in fair value attributable to changes in interest rates for financial instruments measured at fair value recognized on our condensed consolidated balance sheets at period end, including the effects of fair value hedge accounting, for each of the identified scenarios. This evaluation does not include the net effect on comprehensive income from interest-rate sensitive items that are not measured at fair value (e.g., amortization of mortgage loan premiums and discounts, changes in fair value of held-for-sale mortgage loans for which we have not elected the fair value option), from changes in our future contractual net interest income due to repricing of our interest-bearing assets and liabilities, or from future new business activities. The before-tax results of this evaluation are shown in the table below.
Table 27 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	March 31, 2023	March 31, 2022
Interest Rate Scenarios(1)
Parallel yield curve shifts:
+100 basis points	$25	($44)
-100 basis points	(25)	44
Non-parallel yield curve shifts - long-term interest rates:
+100 basis points	118	181
-100 basis points	(118)	(181)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 basis points	(92)	(224)
-100 basis points	92	224
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

Freddie Mac 1Q 2023 Form 10-Q	31

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Table 28 - Liquidity Sources

(In millions)	March 31, 2023(1)	December 31, 2022(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$123,517	$114,339	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage Loans and Mortgage-Related Securities	25,580	25,853	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
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
Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $4.8 billion and $5.0 billion as of March 31, 2023 and December 31, 2022, respectively. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for more information about our other investments portfolio.
Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and liquid. Our primary source of liquidity among these mortgage assets is our holdings of agency securities. See MD&A - Our Portfolios - Investments Portfolio - Mortgage-Related Investments Portfolio for more information about our mortgage loans and mortgage-related securities.

Freddie Mac 1Q 2023 Form 10-Q	32

Management's Discussion and Analysis	Liquidity and Capital Resources
Primary Sources of Funding

The following table lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 29 - Funding Sources

(In millions)	March 31, 2023(1)	December 31, 2022(1)	Description
Debt of Freddie Mac	$180,464	$166,762	Debt of Freddie Mac is used to fund our business activities.
Debt of Consolidated Trusts	2,987,050	2,979,070	Debt of consolidated trusts is used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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
Table 30 - Debt of Freddie Mac Activity

	1Q 2023		1Q 2022
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$7,716	3.49%	$—	—%
Issuances	50,739	4.18	5,553	0.15
Repayments	—	—	—	—
Maturities	(49,739)	4.04	(2,253)	0.01
Ending balance	8,716	4.36	3,300	0.25

Securities sold under agreements to repurchase	4,652	4.58	11,260	0.01
Offsetting arrangements	(4,652)	—	(11,260)	—
Securities sold under agreements to repurchase, net	—	—	—	—
Total short-term debt	8,716	4.36	3,300	0.25

Long-term:
Beginning balance	170,363	2.22	181,613	1.11
Issuances	14,192	5.33	1,810	2.21
Repayments	(2,491)	5.93	(1,834)	2.98
Maturities	(680)	1.50	(16,713)	0.12
Total long-term debt	181,384	2.51	164,876	1.21
Total debt of Freddie Mac, net	$190,100	2.60%	$168,176	1.19%
(1)Average rate is weighted based on par value.
Total debt issuance increased year-over-year primarily to fund upcoming debt maturities and anticipated calls of outstanding debt. As of March 31, 2023, our aggregate indebtedness pursuant to the Purchase Agreement was $190.1 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.

Freddie Mac 1Q 2023 Form 10-Q	33

Management's Discussion and Analysis	Liquidity and Capital Resources

Maturity and Redemption Dates
The following table presents the par value of debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.
Table 31 - Maturity and Redemption Dates

	As of March 31, 2023		As of December 31, 2022
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Debt of Freddie Mac(1):
1 year or less	$56,692	$161,845	$60,534	$156,515
1 year through 2 years	43,276	7,234	32,261	3,820
2 years through 3 years	50,206	10,106	51,658	13,071
3 years through 4 years	5,580	198	5,739	212
4 years through 5 years	8,713	204	7,603	170
Thereafter	26,750	11,630	27,623	11,630
STACR and SCR debt(2)	3,535	3,535	4,652	4,652
Total debt of Freddie Mac	$194,752	$194,752	$190,070	$190,070
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
Debt of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt of consolidated trusts, which relates to securitization transactions that we consolidate for accounting purposes. We primarily issue this type of debt by securitizing mortgage loans to fund our Single-Family guarantee activities.
The table below shows activity for the debt of consolidated trusts.
Table 32 - Debt of Consolidated Trusts Activity

(In millions)	1Q 2023	1Q 2022
Beginning balance	$2,929,567	$2,732,056
Issuances	87,021	295,247
Repayments and extinguishments	(77,867)	(192,232)
Ending balance	2,938,721	2,835,071
Unamortized premiums and discounts	48,329	64,155
Debt of consolidated trusts	$2,987,050	$2,899,226
Off-Balance Sheet Arrangements

We enter into certain business arrangements that are not recorded on our condensed consolidated balance sheets or that may be recorded in amounts that differ from the full contractual or notional amount of the transaction that affect our short- and long-term liquidity needs. Our off-balance sheet arrangements primarily consist of guarantees and commitments. See Note 2 and Note 4 for additional information on these transactions. See MD&A - Risk Management - Credit Risk for additional information on our credit risk exposure on off-balance sheet arrangements.
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) decreased by $4.7 billion from $10.5 billion as of March 31, 2022 to $5.9 billion as of March 31, 2023, primarily driven by an increase in securities purchased under agreements to resell.

Freddie Mac 1Q 2023 Form 10-Q	34

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources
The table below presents activity related to our net worth.
Table 33 - Net Worth Activity

(In millions)	1Q 2023	1Q 2022
Beginning balance	$37,018	$28,033
Comprehensive income (loss)	2,049	3,678
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	—	—
Total equity / net worth	$39,067	$31,711

Remaining Treasury funding commitment	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680
Liquidation preference of the senior preferred stock	109,666	100,681
ERCF

The charts below present the ERCF capital adequacy requirements under the risk-based capital requirement (CET1 capital ratio relative to RWA) and leverage capital requirement (Tier 1 capital ratio relative to ATA).
Risk-Based Capital Requirement: CET1 Capital Ratio

10.1%
10.1%
2.6%
2.6%
3.0%
3.0%
4.5%
4.5%
12/31/22
03/31/23
Minimum requirement
Stress capital buffer
Stability capital buffer

Leverage Capital Requirement: Tier 1 Capital Ratio

2.8%
0.3%
2.5%
2.8%
0.3%
2.5%
12/31/22
03/31/23
Minimum requirement
PLBA

Freddie Mac 1Q 2023 Form 10-Q	35

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Metrics
The table below presents the components of our regulatory capital.
Table 34 - Regulatory Capital Components

(In billions)	March 31, 2023	December 31, 2022
Total equity	$39	$37
Less:
Senior preferred stock	73	73
Preferred stock	14	14
Common equity	(48)	(50)
Less: deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	5	5
Common equity Tier 1 capital	(53)	(55)
Add: Preferred stock	14	14
Tier 1 capital	(39)	(41)
Tier 2 capital adjustments	—	—
Adjusted total capital	($39)	($41)
The table below presents the components of our statutory capital.
Table 35 - Statutory Capital Components

(In billions)	March 31, 2023	December 31, 2022
Total equity	$39	$37
Less:
Senior preferred stock	73	73
AOCI, net of taxes	(1)	(1)
Core capital	(33)	(35)
General allowance for foreclosure losses(1)	8	8
Total capital	($25)	($27)
(1)Represents our allowance for credit losses.

Freddie Mac 1Q 2023 Form 10-Q	36

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 36 - Capital Metrics Under ERCF

(In billions)		March 31, 2023		December 31, 2022
Adjusted total assets			$3,716	$3,710
Risk-weighted assets (standardized approach):
Credit risk			781	778
Market risk			57	51
Operational risk			70	70
Total risk-weighted assets		$908		$899

(In billions)		March 31, 2023		December 31, 2022
Stress capital buffer			$27	$27
Stability capital buffer			23	23
Countercyclical capital buffer amount			—	—
PCCBA			$50	$50
PLBA			$11	$11

	March 31, 2023
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$73	N/A	$73	($25)	($98)
CET1 capital	41	$50	91	(53)	(144)
Tier 1 capital	54	50	104	(39)	(143)
Adjusted total capital	73	50	123	(39)	(162)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(2.8)%	(10.8)%
CET1 capital	4.5	5.6%	10.1	(5.8)	(15.9)
Tier 1 capital	6.0	5.6	11.6	(4.3)	(15.9)
Adjusted total capital	8.0	5.6	13.6	(4.3)	(17.9)
Leverage capital amounts:
Core capital	$93	N/A	$93	($33)	($126)
Tier 1 capital	93	$11	104	(39)	(143)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.9)%	(3.4)%
Tier 1 capital	2.5	0.3%	2.8	(1.0)	(3.8)
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2023 Form 10-Q	37

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2022
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$72	N/A	$72	($27)	($99)
CET1 capital	40	$50	90	(55)	(145)
Tier 1 capital	54	50	104	(41)	(145)
Adjusted total capital	72	50	122	(41)	(163)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(3.1)%	(11.1)%
CET1 capital	4.5	5.6%	10.1	(6.2)	(16.3)
Tier 1 capital	6.0	5.6	11.6	(4.6)	(16.2)
Adjusted total capital	8.0	5.6	13.6	(4.6)	(18.2)
Leverage capital amounts:
Core capital	$93	N/A	$93	($35)	($128)
Tier 1 capital	93	$11	104	(41)	(145)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(1.0)%	(3.5)%
Tier 1 capital	2.5	0.3%	2.8	(1.1)	(3.9)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At March 31, 2023, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our amounts of capital and ratios under the ERCF and see MD&A - Regulation and Supervision - Capital Standards and Public Disclosures for additional information on the ERCF.

Freddie Mac 1Q 2023 Form 10-Q	38

Management's Discussion and Analysis	Critical Accounting Estimates
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates and policies relate to the Single-Family allowance for credit losses. For additional information about our critical accounting estimates and other significant accounting policies, see Note 1 and Critical Accounting Estimates in our 2022 Annual Report.
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
Changes in forecasted house price growth rates can have a significant effect on our allowance for credit losses estimates. The table below shows our nationwide forecasted house price growth rates that were used in determining our allowance for credit losses. See Note 5 for additional information regarding our current period provision for credit losses.
Table 37 - Forecasted House Price Growth Rates

	12-Month Forward	13- to 24-Month Forward
March 31, 2023	(2.9)%	(1.3)%
December 31, 2022	(3.0)	(1.8)

Freddie Mac 1Q 2023 Form 10-Q	39

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Targeted Pricing Changes to Enterprise Pricing Framework

In January 2023, FHFA announced further changes to Freddie Mac and Fannie Mae’s single-family pricing framework by introducing redesigned and recalibrated upfront fee matrices for purchase, rate-term refinance, and cash-out refinance loans, including a new upfront fee for certain borrowers with a DTI above 40 percent. On March 15, 2023, FHFA announced that it would delay the effective date of the DTI ratio-based fee by three months to August 1, 2023, to ensure a level playing field for all lenders to have sufficient time to deploy the fee.
Single-Family Social Bond Policy

In February 2023, FHFA requested input on Freddie Mac and Fannie Mae’s single-family social bond policy and program design. FHFA solicited input on the opportunities and potential risks associated with single-family social bond issuance, including with regard to borrower benefits and privacy. FHFA also sought input to facilitate defining the criteria and appropriate impact measures for Enterprise-labeled single-family social bonds.
Capital Standards and Public Disclosures

On February 23, 2023, FHFA announced that it is seeking comment on a notice of proposed rulemaking that would amend several provisions of the ERCF for Freddie Mac and Fannie Mae. The proposed rule includes modifications of certain provisions of the ERCF related to guarantees on commingled securities, multifamily mortgage exposures secured by properties with government subsidies, derivatives and cleared transactions, and credit scores. These proposed amendments would clarify certain aspects of the ERCF and help to further align the ERCF with the risks faced by the Enterprises.
Resecuritization Fee for New Issuances of Commingled Securities

Effective July 1, 2022, as a result of the ERCF, Freddie Mac began charging a 50 bps fee for any newly-issued commingled security. This fee applied to collateral issued by Fannie Mae based on the UPB of the collateral when it is used for a new commingled security. Freddie Mac has not been applying the fee to any Freddie Mac-issued collateral used for a new commingled security. Due to the market's reaction to this fee, our issuances of commingled securities effectively ceased after July 1, 2022. Effective April 1, 2023, we reduced the fee from 50 bps to 9.375 bps per FHFA's guidance.
Enhanced Payment Deferral Policies for Borrowers Facing Financial Hardship

Effective July 1, 2023, Freddie Mac, in conjunction with Fannie Mae and under the direction of FHFA, will implement a new payment deferral policy allowing eligible borrowers recovering from short-term hardship to defer up to six months of delinquent mortgage payments. This policy is separate from our COVID-19 and Disaster Payment Deferral policies.

Freddie Mac 1Q 2023 Form 10-Q	40

Management's Discussion and Analysis	Regulation and Supervision

Updated Equitable Housing Finance Plan

On April 5, 2023, FHFA announced updates to Freddie Mac and Fannie Mae’s 2022-2024 Equitable Housing Finance Plans for 2023. The updates build upon the inaugural plans first announced last year and make adjustments based on initial research and findings.
In addition, we released a performance report that outlines our progress under our Equitable Housing Finance Plan during 2022 and actions we are taking to advance equity in our automated underwriting systems, such as the inclusion of rental payments and cash flow underwriting and the use of advanced statistical techniques to improve model fairness.
Final Rule Amending the Duty to Serve Underserved Markets Regulation

On April 12, 2023, FHFA issued a final rule to amend the Enterprise Duty to Serve Underserved Markets regulation. The final rule allows Freddie Mac’s activities in all colonia census tracts to be eligible for Duty to Serve credit. The final rule: (1) adds a new definition for “colonia census tract” to mean that a census tract containing a colonia will serve as a census tract-based proxy for a colonia; (2) amends the definition of “high-needs rural region” by substituting “colonia census tract” for “colonia”; and (3) amends the definition of “rural area” to include all colonia census tracts, regardless of their location. The final rule will go into effect on July 1, 2023.
Fair Lending, Fair Housing, and Equitable Housing Finance Plans

On April 19, 2023, FHFA announced that it is seeking comment on a notice of proposed rulemaking that would formalize many of its existing practices and programs regarding fair housing and fair lending oversight of its regulated entities.
Specifically, the proposed rule would codify in regulation:
■    FHFA’s fair lending oversight requirements for Freddie Mac and Fannie Mae and the Federal Home Loan Banks;
■    The requirements for the Enterprises to maintain Equitable Housing Finance Plans; and
■    The requirements for the Enterprises to collect and report homeownership education, housing counseling, and language preference information from the Supplemental Consumer Information Form.
The proposed rule would also expand requirements for the Enterprises in fair lending compliance and provide greater oversight and transparency regarding the Equitable Housing Finance Plans.

Freddie Mac 1Q 2023 Form 10-Q	41

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-Family and Multifamily segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends including, but not limited to, changes in observed and forecasted house price appreciation, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, banking crises or failures, the effects of natural disasters, other catastrophic events, and significant climate change effects and actions taken in response thereto on our business, and our results of operations and financial condition. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section in our 2022 Annual Report, and including, without limitation, the following:
■ The actions the federal government (including FHFA, Treasury, and Congress) and state governments may take, require us to take, or restrict us from taking, including actions to promote equitable access to affordable and sustainable housing, such as programs to implement the expectations in FHFA's Conservatorship Scorecards, recent requirements and guidance related to equitable housing, and other objectives for us;
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
■ Changes in economic and market conditions, including volatility in the financial services industry, changes in employment rates, inflation, interest rates, spreads, and house prices;
■ Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase and fixed-rate vs. ARM);
■ The success of our efforts to mitigate our losses on our Single-Family mortgage portfolio;
■ The success of our strategy to transfer mortgage credit risk through STACR, ACIS, K Certificate, SCR, MCIP, and other CRT transactions;
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

Freddie Mac 1Q 2023 Form 10-Q	42

Management's Discussion and Analysis	Forward-Looking Statements

■ Changes in investor demand for our debt or mortgage-related securities;
■ Our ability to maintain market acceptance of the UMBS, including our ability to maintain alignment of the prepayment speeds of our and Fannie Mae's respective UMBS;
■ Changes in the practices of loan originators, servicers, investors, and other participants in the secondary mortgage market;
■ Competition from other market participants, which could affect the pricing we offer for our products, the credit characteristics of the loans we purchase, and our ability to meet our affordable housing goals and other mandated activities;
■ The discontinuance of, transition from, or replacement of LIBOR and the adverse consequences it could have on our business and operations;
■ The availability of critical third parties, or their vendors and other business partners, to deliver products or services, or to manage risks, including cybersecurity risk, effectively;
■ The occurrence of a major natural disaster, other catastrophic event, or significant climate change effects in areas in which our offices, significant portions of our total mortgage portfolio, or the offices of critical third parties are located, and for which we may be uninsured or significantly underinsured; and
■    Other factors and assumptions described in this Form 10-Q and our 2022 Annual Report, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-Q, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac 1Q 2023 Form 10-Q	43

Financial Statements

Financial Statements

Freddie Mac 1Q 2023 Form 10-Q	44

Financial Statements	Condensed Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(In millions, except share-related amounts)	1Q 2023	1Q 2022
Net interest income
Interest income	$24,987	$17,740
Interest expense	(20,486)	(13,636)
Net interest income	4,501	4,104

Non-interest income
Guarantee income	466	70
Investment gains, net	(225)	1,513
Other income	85	159
Non-interest income	326	1,742
Net revenues	4,827	5,846

(Provision) benefit for credit losses	(395)	837

Non-interest expense
Salaries and employee benefits	(374)	(356)
Credit enhancement expense	(530)	(459)
Benefit for (decrease in) credit enhancement recoveries	49	(17)
Legislative assessments expense	(735)	(759)
Other expense	(342)	(341)
Non-interest expense	(1,932)	(1,932)

Income before income tax expense	2,500	4,751
Income tax expense	(505)	(953)
Net income	1,995	3,798
Other comprehensive income (loss), net of taxes and reclassification adjustments	54	(120)
Comprehensive income	$2,049	$3,678

Net income	$1,995	$3,798
Amounts attributable to senior preferred stock	(2,049)	(3,678)
Net income attributable to common stockholders	($54)	$120
Net income per common share	($0.02)	$0.04
Weighted average common shares (in millions)	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2023 Form 10-Q	45

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except share-related amounts)	2023	2022
Assets
Cash and cash equivalents (includes $834 and $707 of restricted cash and cash equivalents)	$5,873	$6,360
Securities purchased under agreements to resell	108,036	87,295
Investment securities, at fair value	37,712	38,701
Mortgage loans held-for-sale (includes $2,926 and $3,218 at fair value)	12,782	12,197
Mortgage loans held-for-investment (net of allowance for credit losses of $7,835 and $7,391 and includes $1,238 and $1,214 at fair value)	3,024,249	3,022,318
Accrued interest receivable, net	8,662	8,529
Deferred tax assets, net	5,329	5,777
Other assets (includes $5,982 and $5,890 at fair value)	22,337	27,156
Total assets	$3,224,980	$3,208,333
Liabilities and equity
Liabilities
Accrued interest payable	$7,507	$7,309
Debt (includes $2,811 and $3,047 at fair value)	3,167,514	3,145,832
Other liabilities (includes $894 and $759 at fair value)	10,892	18,174
Total liabilities	3,185,913	3,171,315
Commitments and contingencies (Notes 4, 8, 14)
Equity
Senior preferred stock (liquidation preference of $109,666 and $107,878)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(43,671)	(45,666)
AOCI, net of taxes, related to:
Available-for-sale securities	(32)	(84)
Other	(102)	(104)
AOCI, net of taxes	(134)	(188)
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	39,067	37,018
Total liabilities and equity	$3,224,980	$3,208,333
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	March 31,	December 31,
(In millions)	2023	2022
Assets:
Cash and cash equivalents (includes $740 and $610 of restricted cash and cash equivalents)	$741	$611
Securities purchased under agreements to resell	10,881	9,703
Investment securities, at fair value	113	126
Mortgage loans held-for-investment, net	2,977,998	2,971,601
Accrued interest receivable, net	8,083	7,944
Other assets	5,925	5,019
Total assets of consolidated VIEs	$3,003,741	$2,995,004
Liabilities:
Accrued interest payable	$6,779	$6,619
Debt	2,987,050	2,979,070
Total liabilities of consolidated VIEs	$2,993,829	$2,985,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2023 Form 10-Q	46

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2022	1	464	650	$72,648	$14,109	$—	($45,666)	($188)	($3,885)	$37,018
Comprehensive income:
Net income	—	—	—	—	—	—	1,995	—	—	1,995
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $14 million)	—	—	—	—	—	—	—	52	—	52
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $0 million)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	2	—	2
Comprehensive income	—	—	—	—	—	—	1,995	54	—	2,049
Ending balance at March 31, 2023	1	464	650	$72,648	$14,109	$—	($43,671)	($134)	($3,885)	$39,067

Balance at December 31, 2021	1	464	650	$72,648	$14,109	$—	($54,993)	$154	($3,885)	$28,033
Comprehensive income:
Net income	—	—	—	—	—	—	3,798	—	—	3,798
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $33 million)	—	—	—	—	—	—	—	(123)	—	(123)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $0 million)	—	—	—	—	—	—	—	1	—	1
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	2	—	2
Comprehensive income	—	—	—	—	—	—	3,798	(120)	—	3,678
Ending balance at March 31, 2022	1	464	650	$72,648	$14,109	$—	($51,195)	$34	($3,885)	$31,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2023 Form 10-Q	47

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	1Q 2023	1Q 2022
Net cash provided by (used in) operating activities	$3,435	$3,749
Cash flows from investing activities
Investment securities:
Purchases	(39,052)	(42,254)
Proceeds from sales	34,919	40,122
Proceeds from maturities and repayments	5,464	1,833
Mortgage loans acquired held-for-investment:
Purchases	(19,991)	(53,755)
Proceeds from sales	1,661	329
Proceeds from repayments	55,034	116,023
Secured lending arrangements:
Advances	(22,317)	(62,351)
Proceeds from repayments	1	238
Net (increase) decrease in securities purchased under agreements to resell	(13,353)	(2,341)
Cash flows related to derivatives	61	826
Other, net	(113)	(141)
Net cash provided by (used in) investing activities	2,314	(1,471)
Cash flows from financing activities
Debt of consolidated trusts:
Proceeds from issuance	44,187	136,361
Repayments and redemptions	(55,197)	(128,700)
Debt of Freddie Mac:
Proceeds from issuance	64,864	7,361
Repayments	(52,748)	(20,849)
Net increase (decrease) in securities sold under agreements to repurchase	(7,339)	3,927
Other, net	(3)	(2)
Net cash provided by (used in) financing activities	(6,236)	(1,902)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(487)	376
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	6,360	10,150
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	5,873	10,526

Supplemental cash flow information
Cash paid for:
Debt interest	20,806	17,996
Income taxes	—	—
Non-cash investing and financing activities (Notes 3 and 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2023 Form 10-Q	48

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Notes to Condensed Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970, with a mission to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. The conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury, under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. Our Purchase Agreement with Treasury is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities. For more information on the conservatorship, the roles of FHFA and Treasury, and the Purchase Agreement, see our 2022 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary of our 2022 Annual Report.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2022 Annual Report.
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

Freddie Mac 1Q 2023 Form 10-Q	49

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method
The amendments in this Update provide clarifications of the guidance in ASC Topic 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. The Update amends the guidance in ASU 2017-12 that, among other things, establishes the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible by allowing the entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. The Update provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method.
		January 1, 2023	The adoption of these amendments did not have a material effect on our consolidated financial statements. We adopted the guidance in this Update related to disclosures on a prospective basis.
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The amendments in this Update require disclosure of current period gross write-offs by year of origination for financing receivables within the scope of ASC Subtopic 326-20.	January 1, 2023 for the amendments related to disclosure of gross write-offs by year of origination.	The adoption of these amendments did not have a material effect on our consolidated financial statements. See Note 3 for additional disclosure of gross write-offs by year of origination.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments in this Update expand the use of the proportional amortization method of accounting to equity investments in other tax credit structures that meet certain conditions. This Update also amends those conditions primarily to assess projected benefits on a discounted basis and expands the disclosure requirements of those investments.	January 1, 2024	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 1Q 2023 Form 10-Q	50

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
NOTE 2
Securitizations and Variable Interest Entities
Nonconsolidated VIEs

The following table presents the carrying amounts and classification of the assets and liabilities recorded on our condensed consolidated balance sheets that relate to our variable interests in VIEs for which we are not the primary beneficiary and with which we were involved in the design and creation and have a significant continuing involvement, our maximum exposure to loss as a result of our involvement with such VIEs, and the total assets of the VIEs. Our involvement with such VIEs primarily consists of guarantees that we have issued to the VIE, some of which are accounted for as derivative instruments, and investments in debt securities issued by the VIE. See Note 4 for additional information on our guarantees to nonconsolidated VIEs.
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
Table 2.1 - Nonconsolidated VIEs

	March 31, 2023
	Carrying Amounts of the Assets and Liabilities On the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$952	$178	$430	$31,139	$25,329
Resecuritization products(2)	5,800	64	587	116,807	116,807
CRT products(3)	—	211	104	30,701	117
Total Single-Family	6,752	453	1,121	178,647	142,253
Multifamily:
Securitization products(4)	7,641	4,903	4,783	357,747	316,606
CRT products(3)	—	2	4	1,065	—
Total Multifamily	7,641	4,905	4,787	358,812	316,606
Other	—	8	5	166	440
Total	$14,393	$5,366	$5,913	$537,625	$459,299
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2023 Form 10-Q	51

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

	December 31, 2022
	Carrying Amounts of the Assets and Liabilities On the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$965	$175	$436	$31,614	$25,772
Resecuritization products(2)	5,092	61	659	119,267	119,267
CRT products(3)	—	197	52	30,549	105
Total Single-Family	6,057	433	1,147	181,430	145,144
Multifamily:
Securitization products(4)	7,808	4,931	4,920	360,869	319,117
CRT products(3)	—	2	2	972	—
Total Multifamily	7,808	4,933	4,922	361,841	319,117
Other	—	8	5	185	435
Total	$13,865	$5,374	$6,074	$543,456	$464,696
(1)    Other assets primarily include our guarantee assets. Liabilities primarily include our guarantee obligations.
(2)    Total assets and maximum exposure to loss are based on the UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts. We exclude noncommingled resecuritization trusts from these amounts as we have already guaranteed the underlying collateral and therefore noncommingled resecuritizations do not involve any incremental assets or create any incremental exposure to credit risk. Total assets exclude $0.1 billion as of both March 31, 2023 and December 31, 2022, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.
(3) Maximum exposure to loss is based on our expected recovery receivables. We also have exposure to loss from our obligations to make certain payments to the VIE to support payment of the interest due on the notes issued by the VIE, which we account for as derivative instruments. The notional value of these derivative instruments is equal to the total assets of the VIE.
(4)    Includes total assets of $0.7 billion and $0.4 billion as of March 31, 2023 and December 31, 2022, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off.
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

Freddie Mac 1Q 2023 Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	March 31, 2023			December 31, 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$3,373	$10,255	$13,628	$3,564	$9,544	$13,108
Cost basis and fair value adjustments, net	(675)	(171)	(846)	(696)	(215)	(911)
Total held-for-sale loans, net	2,698	10,084	12,782	2,868	9,329	12,197
Held-for-investment UPB	2,944,949	47,353	2,992,302	2,941,505	48,379	2,989,884
Cost basis and fair value adjustments, net(1)	39,833	(51)	39,782	39,896	(71)	39,825
Allowance for credit losses	(7,675)	(160)	(7,835)	(7,314)	(77)	(7,391)
Total held-for-investment loans, net(2)	2,977,107	47,142	3,024,249	2,974,087	48,231	3,022,318
Total mortgage loans, net	$2,979,805	$57,226	$3,037,031	$2,976,955	$57,560	$3,034,515
(1)Includes ($0.7) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method hedge relationships as of March 31, 2023.
(2)Includes $1.2 billion of multifamily held-for-investment loans for which we have elected the fair value option as of both March 31, 2023 and December 31, 2022.
For the purposes of certain single-family mortgage loan disclosures below, we present loans by class of financing receivable type. Financing receivable classes used for disclosure consist of: "20- and 30-year or more, amortizing fixed-rate," "15-year or less, amortizing fixed-rate," and "adjustable-rate and other." The "other" class consists of Alt-A, interest-only, and option ARM loans.
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In millions)	1Q 2023	1Q 2022
Single-Family:
Purchases:
Held-for-investment loans	$58,965	$206,935
Sales of held-for-sale loans(1)	—	15
Multifamily:
Purchases:
Held-for-investment loans	3,349	2,565
Held-for-sale loans	2,695	12,267
Sales of held-for-sale loans(2)	6,150	14,292
(1)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(2)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates.

Freddie Mac 1Q 2023 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Reclassifications

The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the periods presented.
Table 3.3 - Loan Reclassifications(1)

	1Q 2023			1Q 2022
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$—	$—	$—	$248	$—	$—
Held-for-sale to held-for-investment(2)	48	4	4	62	(3)	—
Multifamily reclassifications from:
Held-for-investment to held-for-sale	4,731	1	(27)	315	—	—
Held-for-sale to held-for-investment(2)	561	—	16	246	—	—
(1)Amounts exclude reclassifications related to loans for which we have elected the fair value option.
(2)Allowance for credit losses established upon loan reclassifications from held-for-sale to held-for-investment to reflect the net amount we expect to collect on the loan. Loans with prior charge-offs may have a negative allowance for credit losses established upon reclassification.
Interest Income

The table below presents the amortized cost basis of non-accrual loans as of the beginning and the end of the periods presented, including the interest income recognized for the period that is related to the loans on non-accrual status as of the period end.
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	December 31, 2022	March 31, 2023	1Q 2023
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$9,307	$9,348	$28
15-year or less, amortizing fixed-rate	427	434	1
Adjustable-rate and other	361	332	1
Total Single-Family	10,095	10,114	30
Total Multifamily	42	41	1
Total Single-Family and Multifamily	$10,137	$10,155	$31

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(1)
(In millions)	December 31, 2021	March 31, 2022	1Q 2022
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$17,013	$13,831	$49
15-year or less, amortizing fixed-rate	844	684	1
Adjustable-rate and other	793	580	1
Total Single-Family	18,650	15,095	51
Total Multifamily	—	42	—
Total Single-Family and Multifamily	$18,650	$15,137	$51
(1)Represents the amount of payments received during the period, including those received while the loans were on accrual status, for the held-for-investment loans on non-accrual status as of period end.

Freddie Mac 1Q 2023 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

The table below provides the amount of accrued interest receivable, net presented on our condensed consolidated balance sheets and the amount of accrued interest receivable related to loans on non-accrual status at the end of the periods that was charged off.
Table 3.5 - Accrued Interest Receivable, Net and Related Charge-Offs

	Accrued Interest Receivable, Net		Accrued Interest Receivable Related Charge-Offs
(In millions)	March 31, 2023	December 31, 2022	1Q 2023	1Q 2022
Single-Family loans	$8,090	$7,967	($48)	($87)
Multifamily loans	228	220	—	—
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

Freddie Mac 1Q 2023 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	March 31, 2023
	Year of Origination						Total
(In millions)	2023	2022	2021	2020	2019	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$4,065	$69,133	$395,062	$483,968	$86,816	$436,771	$1,475,815
> 60 to 80	11,184	162,441	415,109	184,807	27,759	17,233	818,533
> 80 to 90	6,522	86,335	82,824	5,149	579	568	181,977
> 90 to 100	10,477	86,541	12,317	391	59	152	109,937
> 100	5	6,027	211	6	5	151	6,405
Total 20- and 30-year or more, amortizing fixed-rate	32,253	410,477	905,523	674,321	115,218	454,875	2,592,667
Current-period gross write-offs(1)	—	3	8	2	1	12	26
15-year or less, amortizing fixed-rate
≤ 60	561	17,299	119,253	106,899	14,068	69,206	327,286
> 60 to 80	639	12,575	18,425	1,938	103	26	33,706
> 80 to 90	123	1,500	275	6	—	1	1,905
> 90 to 100	69	462	5	—	—	1	537
> 100	—	12	—	—	—	1	13
Total 15-year or less, amortizing fixed-rate	1,392	31,848	137,958	108,843	14,171	69,235	363,447
Current-period gross write-offs(1)	—	—	—	—	—	1	1
Adjustable-rate and other
≤ 60	74	1,312	2,779	1,498	615	14,915	21,193
> 60 to 80	269	2,391	1,873	200	69	447	5,249
> 80 to 90	211	1,251	173	5	2	35	1,677
> 90 to 100	207	912	13	—	—	16	1,148
> 100	—	71	—	—	—	8	79
Total adjustable-rate and other	761	5,937	4,838	1,703	686	15,421	29,346
Current-period gross write-offs(1)	—	—	—	—	—	5	5
Total for all loan product types by current LTV ratio:
≤ 60	$4,700	$87,744	$517,094	$592,365	$101,499	$520,892	$1,824,294
> 60 to 80	12,092	177,407	435,407	186,945	27,931	17,706	857,488
> 80 to 90	6,856	89,086	83,272	5,160	581	604	185,559
> 90 to 100	10,753	87,915	12,335	391	59	169	111,622
> 100	5	6,110	211	6	5	160	6,497
Total Single-Family loans	$34,406	$448,262	$1,048,319	$784,867	$130,075	$539,531	$2,985,460
Total current-period gross write-offs(1)	$—	$3	$8	$2	$1	$18	$32

Freddie Mac 1Q 2023 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2022
	Year of Origination						Total
(In millions)	2022	2021	2020	2019	2018	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$66,153	$394,498	$489,315	$87,188	$38,955	$407,819	$1,483,928
> 60 to 80	158,421	424,141	190,167	28,991	7,870	10,426	820,016
> 80 to 90	79,901	90,006	4,405	569	164	419	175,464
> 90 to 100	86,109	8,911	397	56	24	143	95,640
> 100	2,568	49	6	6	5	156	2,790
Total 20- and 30-year or more, amortizing fixed-rate	393,152	917,605	684,290	116,810	47,018	418,963	2,577,838
15-year or less, amortizing fixed-rate
≤ 60	16,752	119,379	109,685	14,606	5,578	68,240	334,240
> 60 to 80	13,042	22,007	2,503	132	16	16	37,716
> 80 to 90	1,601	368	7	—	—	1	1,977
> 90 to 100	570	5	—	—	—	1	576
> 100	3	—	—	—	—	1	4
Total 15-year or less, amortizing fixed-rate	31,968	141,759	112,195	14,738	5,594	68,259	374,513
Adjustable-rate and other
≤ 60	1,255	2,779	1,524	634	428	15,139	21,759
> 60 to 80	2,322	1,956	214	76	28	445	5,041
> 80 to 90	1,127	186	5	1	1	34	1,354
> 90 to 100	836	11	—	—	—	14	861
> 100	26	—	—	—	—	9	35
Total adjustable-rate and other	5,566	4,932	1,743	711	457	15,641	29,050
Total for all loan product types by current LTV ratio:
≤ 60	$84,160	$516,656	$600,524	$102,428	$44,961	$491,198	$1,839,927
> 60 to 80	173,785	448,104	192,884	29,199	7,914	10,887	862,773
> 80 to 90	82,629	90,560	4,417	570	165	454	178,795
> 90 to 100	87,515	8,927	397	56	24	158	97,077
> 100	2,597	49	6	6	5	166	2,829
Total Single-Family loans	$430,686	$1,064,296	$798,228	$132,259	$53,069	$502,863	$2,981,401
(1) Excludes write-offs related to accrued interest receivable and advances of pre-foreclosure costs.
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 1Q 2023 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	March 31, 2023
	Year of Origination							Total
(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans
Category:
Pass	$1,588	$18,854	$7,733	$6,479	$4,810	$3,660	$2,242	$45,366
Special mention	—	—	39	73	190	17	—	319
Substandard	—	—	78	75	27	199	—	379
Doubtful	—	—	—	—	—	—	—	—
Total	$1,588	$18,854	$7,850	$6,627	$5,027	$3,876	$2,242	$46,064

	December 31, 2022
	Year of Origination							Total
(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans
Category:
Pass	$21,854	$7,638	$6,546	$4,784	$1,077	$2,646	$1,924	$46,469
Special mention	—	39	65	232	7	113	—	456
Substandard	—	1	3	27	7	131	—	169
Doubtful	—	—	—	—	—	—	—	—
Total	$21,854	$7,678	$6,614	$5,043	$1,091	$2,890	$1,924	$47,094
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, for which we have not elected the fair value option, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status

	March 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing Interest	Non-Accrual With No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,560,613	$16,017	$4,017	$12,020	$2,592,667	$3,053	$499
15-year or less, amortizing fixed-rate	361,524	1,131	214	578	363,447	157	7
Adjustable-rate and other	28,650	279	75	342	29,346	28	59
Total Single-Family	2,950,787	17,427	4,306	12,940	2,985,460	3,238	565
Total Multifamily	46,008	13	2	41	46,064	—	—
Total Single-Family and Multifamily	$2,996,795	$17,440	$4,308	$12,981	$3,031,524	$3,238	$565
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2023 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing Interest	Non-Accrual with No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,541,057	$19,820	$4,603	$12,358	$2,577,838	$3,432	$522
15-year or less, amortizing fixed-rate	372,065	1,590	250	608	374,513	191	9
Adjustable-rate and other	28,262	325	88	375	29,050	30	67
Total Single-Family	2,941,384	21,735	4,941	13,341	2,981,401	3,653	598
Total Multifamily	47,039	13	—	42	47,094	—	42
Total Single-Family and Multifamily	$2,988,423	$21,748	$4,941	$13,383	$3,028,495	$3,653	$640
(1)Includes $1.9 billion and $1.6 billion of single-family loans that were in the process of foreclosure as of March 31, 2023 and December 31, 2022, respectively.
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
For purposes of the disclosure related to single-family loan restructurings involving borrowers experiencing financial difficulty, we exclude loans that were held-for-sale either at the time of restructuring or at the period end. The table below presents the amortized cost basis of single-family held-for-investment loan restructurings involving borrowers experiencing financial difficulty that we entered into during the periods presented. The amortized cost basis of loans in trial period modification plans was $1.8 billion and $3.1 billion as of March 31, 2023 and March 31, 2022, respectively. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	1Q 2023
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$6,357	$1,037	$86	$7,480	0.3%
15-year or less, amortizing fixed-rate	332	19	1	352	0.1
Adjustable-rate and other	76	13	4	93	0.3
Total Single-Family loan restructurings	$6,765	$1,069	$91	$7,925	0.3

	1Q 2022
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$9,133	$683	$2,948	$12,764	0.5%
15-year or less, amortizing fixed-rate	596	15	55	666	0.2
Adjustable-rate and other	212	15	78	305	1.1
Total Single-Family loan restructurings	$9,941	$713	$3,081	$13,735	0.5
Referenced footnotes are on the next page.

Freddie Mac 1Q 2023 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified.
(2)    Includes $2.7 billion and $5.1 billion related to payment deferral plans for 1Q 2023 and 1Q 2022, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
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
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	1Q 2023
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.9%	180	$16
15-year or less, amortizing fixed-rate	0.4	354	16
Adjustable-rate and other	2.0	206	19

	1Q 2022
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.6%	186	$24
15-year or less, amortizing fixed-rate	0.8	366	25
Adjustable-rate and other	2.2	226	27
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
The following table provides the amortized cost basis of single-family held-for-investment loans that had a payment default (i.e., loans that became two months delinquent) during the periods presented and had been restructured within the previous 12 months preceding the payment default, when the borrower was experiencing financial difficulty at the time of the restructuring. Since we adopted ASU 2022-02 prospectively, single-family held-for-investment loans that were restructured prior to January 1, 2022, the date we adopted such guidance, have been excluded from the disclosures related to loan restructurings.
Table 3.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	1Q 2023
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$704	$175	$206	$1,085
15-year or less, amortizing fixed-rate	32	—	—	32
Adjustable-rate and other	10	2	5	17
Total Single-Family	$746	$177	$211	$1,134
Referenced footnote is included after the prior period table.

Freddie Mac 1Q 2023 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	1Q 2022
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$391	$7	$7	$405
15-year or less, amortizing fixed-rate	28	—	—	28
Adjustable-rate and other	16	—	—	16
Total Single-Family	$435	$7	$7	$449
(1)    Excludes forbearance plans and repayment plans as borrowers are typically past due based on the loan's original contractual terms at the time the borrowers enter into these plans.
The following table provides the single-family held-for-investment loan performance in the 12 months after a restructuring involving borrowers experiencing financial difficulty. While a single-family loan is in a forbearance plan or repayment plan, payments continue to be due based on the loan’s original contractual terms because the loan has not been permanently modified. As a result, we report single-family loans in forbearance plans and repayment plans as delinquent to the extent that payments are past due based on the loan’s original contractual terms. Loans that have been restructured by entering into a payment deferral plan or loan modification are reported as delinquent to the extent that payments are past due based on the loan's restructured terms.
Table 3.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	March 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$16,491	$2,381	$1,572	$6,642	$27,086
15-year or less, amortizing fixed-rate	670	98	71	310	1,149
Adjustable-rate and other	227	33	17	115	392
Total Single-Family	$17,388	$2,512	$1,660	$7,067	$28,627

	March 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$7,887	$1,486	$1,359	$2,032	$12,764
15-year or less, amortizing fixed-rate	380	89	88	109	666
Adjustable-rate and other	191	19	16	79	305
Total Single-Family	$8,458	$1,594	$1,463	$2,220	$13,735
Non-Cash Investing and Financing Activities

During 1Q 2023 and 1Q 2022, we acquired $42.5 billion and $153.3 billion, respectively, of loans held-for-investment in exchange for the issuance of debt of consolidated trusts in guarantor swap transactions. We received approximately $21.3 billion and $61.5 billion of loans held-for-investment from sellers during 1Q 2023 and 1Q 2022, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 1Q 2023 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4
Guarantees and Other Off-Balance Sheet Credit Exposures
Guarantee Activities

The table below shows information about our mortgage-related guarantees and guarantees of Fannie Mae securities, including the UPB of the loans or securities underlying the guarantee, the maximum potential amount of future payments that we could be required to make under the guarantee, the liability we have recognized on our condensed consolidated balance sheets for the guarantee, and the maximum remaining term of the guarantee. This table does not include our unrecognized guarantees, such as guarantees to consolidated VIEs or to resecuritization trusts that do not expose us to incremental credit risk. We do not believe the potential amount of future payments we could be required to make is representative of the actual payments we will be required to make or the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements.
Table 4.1 - Financial Guarantees

	March 31, 2023
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$31,130	$25,329	$385	40
Other mortgage-related guarantees	9,290	9,290	192	29
Total Single-Family mortgage-related guarantees	40,420	34,619	577
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	357,747	316,606	4,751	37
Other mortgage-related guarantees	10,684	10,684	378	36
Total Multifamily mortgage-related guarantees	368,431	327,290	5,129
Guarantees of Fannie Mae securities(4)	116,807	116,807	—	39
Other	166	440	—	30

	December 31, 2022
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$31,604	$25,772	$391	40
Other mortgage-related guarantees	9,476	9,476	203	29
Total Single-Family mortgage-related guarantees	41,080	35,248	594
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	360,869	319,117	4,889	37
Other mortgage-related guarantees	10,510	10,510	379	36
Total Multifamily mortgage-related guarantees	371,379	329,627	5,268
Guarantees of Fannie Mae securities(4)	119,267	119,267	—	39
Other	185	435	—	29
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 5 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Includes UPB of $0.7 billion and $0.4 billion as of March 31, 2023 and December 31, 2022, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off. In addition, includes guarantees that are accounted for as derivatives with UPB of $2.1 billion as of both March 31, 2023 and December 31, 2022.
(4)    Excludes $0.1 billion as of both March 31, 2023 and December 31, 2022, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.

Freddie Mac 1Q 2023 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below shows the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 4.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	March 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$35,753	$2,075	$729	$1,863	$40,420
Multifamily	367,681	251	21	478	368,431
Total	$403,434	$2,326	$750	$2,341	$408,851

	December 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$36,241	$2,072	$748	$2,019	$41,080
Multifamily	370,911	23	12	433	371,379
Total	$407,152	$2,095	$760	$2,452	$412,459
Other Off-Balance Sheet Credit Exposures

In addition to our guarantees, we enter into other agreements that expose us to off-balance sheet credit risk. These agreements may require us to transfer cash before or upon settlement of our contractual obligation. We recognize an allowance for credit losses for those agreements not measured at fair value or otherwise recognized in the financial statements. Most of these commitments expire in less than one year. See Note 5 for additional discussion of our allowance for credit losses on our off-balance sheet credit exposures. The table below shows our other off-balance sheet credit exposures.
Table 4.3 – Other Off-Balance Sheet Credit Exposures

(In millions)	March 31, 2023	December 31, 2022
Mortgage loan purchase commitments(1)	$11,249	$9,609
Other commitments(2)	34,923	22,293
Total	$46,172	$31,902
(1)Includes $2.1 billion and $0.5 billion of commitments for which we have elected the fair value option as of March 31, 2023 and December 31, 2022, respectively. Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 8 for additional information on commitments accounted for as derivative instruments.
(2)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

Freddie Mac 1Q 2023 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	1Q 2023			1Q 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Beginning balance	$7,746	$147	$7,893	$5,440	$78	$5,518
Provision (benefit) for credit losses	318	77	395	(831)	(6)	(837)
Charge-offs	(90)	—	(90)	(173)	—	(173)
Recoveries collected	32	—	32	52	—	52
Other(1)	91	—	91	361	—	361
Ending balance	$8,097	$224	$8,321	$4,849	$72	$4,921

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$7,675	$160	$7,835	$4,358	$31	$4,389
Other(2)	422	64	486	491	41	532
Total ending balance	$8,097	$224	$8,321	$4,849	$72	$4,921
(1)Primarily includes capitalization of past due interest related to non-accrual loans that receive payment deferral plans and loan modifications.
(2)Includes allowance for credit losses related to advances of pre-foreclosure costs, accrued interest receivable, and off-balance sheet credit exposures.
■    1Q 2023 vs. 1Q 2022 - Provision for credit losses for 1Q 2023 was driven by a modest credit reserve build primarily attributable to new acquisitions in Single-Family. The benefit for credit losses for 1Q 2022 was driven by a credit reserve release due to higher estimated house prices and an improvement in forecasted economic conditions.
In addition, charge-offs decreased year-over-year primarily due to a decrease in charge-offs of accrued interest receivable during 1Q 2023.

Freddie Mac 1Q 2023 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	March 31, 2023	December 31, 2022
Trading securities	$31,343	$32,167
Available-for-sale securities	6,369	6,534
Total fair value of investment securities	$37,712	$38,701
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	March 31, 2023	December 31, 2022
Mortgage-related securities	$9,074	$8,334
Non-mortgage-related securities	22,269	23,833
Total fair value of trading securities	$31,343	$32,167
For trading securities held at March 31, 2023 and March 31, 2022, we recorded net unrealized losses of $0.2 billion and $1.0 billion during 1Q 2023 and 1Q 2022, respectively.
Available-for-Sale Securities

The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets. At March 31, 2023 and December 31, 2022, all available-for-sale securities were mortgage-related securities.
Table 6.3 - Available-for-Sale Securities

	March 31, 2023
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$6,006	$14	($238)	$5,782	$13
Other mortgage-related securities	408	182	(3)	587	3
Total available-for-sale securities	$6,414	$196	($241)	$6,369	$16

	December 31, 2022
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$6,215	$6	($301)	$5,920	$12
Other mortgage-related securities	429	188	(3)	614	3
Total available-for-sale securities	$6,644	$194	($304)	$6,534	$15
The fair value of our available-for-sale securities held at March 31, 2023 scheduled to contractually mature after ten years was $1.5 billion, with an additional $4.0 billion scheduled to contractually mature after five years through ten years.

Freddie Mac 1Q 2023 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	March 31, 2023
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$3,038	($80)	$1,696	($158)
Other mortgage-related securities	28	(2)	13	(1)
Total available-for-sale securities in a gross unrealized loss position	$3,066	($82)	$1,709	($159)

	December 31, 2022
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$5,086	($253)	$325	($48)
Other mortgage-related securities	46	(3)	5	—
Total available-for-sale securities in a gross unrealized loss position	$5,132	($256)	$330	($48)
At March 31, 2023, the gross unrealized losses relate to 187 securities.
The table below summarizes the gross realized gains and gross realized losses from sales of available-for-sale securities.
Table 6.5 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	1Q 2023	1Q 2022
Gross realized gains	$2	$—
Gross realized losses	(2)	(1)
Net realized gains	$—	($1)
Non-Cash Investing and Financing Activities

During 1Q 2023 and 1Q 2022, we recognized $0.6 billion and $3.1 billion, respectively, of investment securities in exchange for the issuance of debt of consolidated trusts through partial sales of commingled single-class resecuritization products that were previously consolidated.
During 1Q 2023 and 1Q 2022, we derecognized $1.4 billion and $1.5 billion of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary.

Freddie Mac 1Q 2023 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Debt
The table below summarizes the balances of total debt on our condensed consolidated balance sheets.
Table 7.1 - Total Debt

(In millions)	March 31, 2023	December 31, 2022
Debt of consolidated trusts	$2,987,050	$2,979,070
Debt of Freddie Mac:
Short-term debt	8,681	7,712
Long-term debt	171,783	159,050
Total debt of Freddie Mac	180,464	166,762
Total debt	$3,167,514	$3,145,832
As of March 31, 2023, our aggregate indebtedness pursuant to the Purchase Agreement was $190.1 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Debt of Consolidated Trusts

The table below summarizes the debt of consolidated trusts based on underlying loan product type.
Table 7.2 - Debt of Consolidated Trusts

	March 31, 2023				December 31, 2022
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family:
20-and 30-year or more, fixed-rate	2023 - 2061	$2,522,559	$2,564,677	2.82%	2023 - 2061	$2,507,235	$2,550,137	2.76%
15-year or less, fixed-rate	2023 - 2038	357,248	363,390	2.15	2023 - 2038	367,844	374,339	2.14
Adjustable-rate and other	2023 - 2053	23,834	24,402	3.29	2023 - 2053	23,561	24,153	3.04
Total Single-Family		2,903,641	2,952,469			2,898,640	2,948,629
Multifamily	2024 - 2053	35,080	34,581	2.88	2023 - 2052	30,927	30,441	2.66
Total debt of consolidated trusts		$2,938,721	$2,987,050			$2,929,567	$2,979,070
(1)Includes $2.1 billion and $1.9 billion as of March 31, 2023 and December 31, 2022, respectively, of debt of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt of consolidated trusts was 2.47% and 2.39% as of March 31, 2023 and December 31, 2022, respectively.

Freddie Mac 1Q 2023 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Short-Term Debt

The table below summarizes the balances and effective interest rates for short-term debt.
Table 7.3 - Short-Term Debt

	March 31, 2023			December 31, 2022
(Dollars in millions)	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Short-term debt:
Discount notes and Reference Bills®	$8,051	$8,016	4.56%	$6,826	$6,822	3.71%
Medium-term notes	665	665	1.91	890	890	1.81
Securities sold under agreements to repurchase	4,652	4,652	4.58	11,991	11,991	3.86
Offsetting arrangements(1)	(4,652)	(4,652)		(11,991)	(11,991)
Total short-term debt	$8,716	$8,681	4.36%	$7,716	$7,712	3.49%
(1)We offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell on our condensed consolidated balance sheets, when such amounts meet the conditions for offsetting in the accounting guidance.
Long-Term Debt

The table below summarizes our long-term debt.
Table 7.4 - Long-Term Debt

	March 31, 2023				December 31, 2022
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Long-term debt:
Fixed-rate:
Medium-term notes — callable	2023 - 2050	$115,743	$115,680	2.35%	2023 - 2050	$103,584	$103,528	1.96%
Medium-term notes — non-callable	2023 - 2028	2,481	2,481	0.78	2023 - 2028	2,747	2,747	0.73
Reference Notes securities — non-callable	2023 - 2032	49,801	49,839	2.04	2023 - 2032	49,801	49,832	1.76
SCR debt notes	2031 - 2032	86	86	13.00	2031 - 2032	90	93	13.00
Variable-rate:
Medium-term notes — callable	2023 - 2028	4,941	4,939	4.04	2023 - 2027	4,691	4,689	3.95
Medium-term notes — non-callable	2026	47	47	8.10	2026	47	47	8.10
STACR	2023 - 2042	3,449	3,342	9.40	2023 - 2042	4,562	4,448	8.79
Zero-coupon:
Medium-term notes — non-callable	2024 - 2039	4,836	2,955	6.12	2023 - 2039	4,841	2,913	6.11
Other	2047 - 2053	—	128	0.85	2047 - 2052	—	137	0.82
Hedging-related basis adjustments		N/A	(7,714)			N/A	(9,384)
Total long-term debt		$181,384	$171,783	2.49%		$170,363	$159,050	2.20%
(1)Represents par value, net of associated discounts or premiums and issuance cost. Includes $0.7 billion and $1.1 billion at March 31, 2023 and December 31, 2022, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected.
(2)Based on carrying amount.

Freddie Mac 1Q 2023 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

The table below summarizes the contractual maturities of long-term debt.
Table 7.5 - Contractual Maturities of Long-Term Debt

March 31, 2023
(In millions)	Amounts
Annual Maturities
Long-term debt (excluding STACR and SCR debt notes):
2024	$40,271
2025	33,340
2026	58,018
2027	10,097
2028	7,793
Thereafter	28,330
Debt of consolidated trusts, STACR, and SCR debt notes(1)	2,942,256
Total	3,120,105
Net discounts, premiums, debt issuance costs, hedge-related, and other basis adjustments(2)	38,728
Total debt of consolidated trusts, STACR, SCR, and long-term debt	$3,158,833
(1)Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.
(2)Other basis adjustments primarily represent changes in fair value on debt where we have elected the fair value option.

Freddie Mac 1Q 2023 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	March 31, 2023			December 31, 2022
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$445,598	$1,427	($604)	$480,824	$1,762	($526)
Written options	49,745	—	(1,550)	46,101	—	(1,857)
Purchased options(1)	87,065	3,703	—	92,010	4,302	—
Futures	134,295	—	—	182,330	—	—
Total interest-rate risk management derivatives	716,703	5,130	(2,154)	801,265	6,064	(2,383)
Mortgage commitment derivatives	39,505	19	(6)	29,354	12	(11)
CRT-related derivatives(2)	31,888	—	(110)	31,647	—	(55)
Other	14,090	3	(539)	14,426	2	(624)
Total derivatives not designated as hedges	802,186	5,152	(2,809)	876,692	6,078	(3,073)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	189,974	328	(6,648)	181,298	321	(7,847)
Total derivatives designated as fair value hedges	189,974	328	(6,648)	181,298	321	(7,847)
Receivables (payables)		1	(214)		35	(25)
Netting adjustments(3)		(5,090)	8,778		(6,127)	10,187
Total derivative portfolio, net	$992,160	$391	($893)	$1,057,990	$307	($758)
(1)Includes swaptions on credit indices with a notional or contractual amount of $6.9 billion and $10.1 billion at March 31, 2023 and December 31, 2022, respectively, and a fair value of $2.0 million as of both March 31, 2023 and December 31, 2022.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
(3)Represents counterparty netting and cash collateral netting.

Freddie Mac 1Q 2023 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives not designated in qualifying hedge relationships. These amounts are reported on our condensed consolidated statements of income as investment gains, net.
Table 8.2 - Gains and Losses on Derivatives(1)

(In millions)	1Q 2023	1Q 2022
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$29	$390
Written options	195	(364)
Purchased options	(504)	717
Futures	(307)	868
Total interest-rate risk management derivatives fair value gains (losses)	(587)	1,611
Mortgage commitment derivatives	(80)	1,839
CRT-related derivatives(2)	(76)	12
Other	61	(39)
Total derivatives not designated as hedges fair value gains (losses)	($682)	$3,423
(1)Accrual of periodic cash settlements on swaps is included in the respective gain (loss) of the derivative and is no longer presented separately. Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
Fair Value Hedges

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.3 - Gains and Losses on Fair Value Hedges

	1Q 2023		1Q 2022
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$24,987	($20,486)	$17,740	($13,636)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	1,123	—	(2,627)	—
Derivatives designated as hedging instruments	(1,073)	—	2,055	—
Interest accruals on hedging instruments	211	—	(267)	—
Discontinued hedge related basis adjustments amortization	31	—	(124)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(1,535)	—	3,861
Derivatives designated as hedging instruments	—	1,534	—	(3,896)
Interest accruals on hedging instruments	—	(1,051)	—	144
Discontinued hedge related basis adjustment amortization	—	(38)	—	10

Freddie Mac 1Q 2023 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	March 31, 2023
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,126,852	($1,967)	($678)	($1,289)	$77,275	$11,516
Mortgage loans held-for-sale	56	1	—	1	—	—
Debt	(156,649)	7,714	—	187	—	—

	December 31, 2022
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,108,098	($3,122)	($959)	($2,163)	$79,070	$11,516
Mortgage loans held-for-sale	67	1	—	1	—	—
Debt	(142,511)	9,384	—	123	—	—

Freddie Mac 1Q 2023 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements and Offsetting Arrangements
Offsetting of Financial Assets and Liabilities

The table below presents offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements.
Table 9.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	March 31, 2023
	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets		Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$5,459	($4,052)	($1,038)	$369	($180)	$189
Cleared and exchange-traded derivatives	—	—	—	—	—	—
Mortgage commitment derivatives	19	—	—	19	—	19
Other	3	—	—	3	—	3
Total derivatives	5,481	(4,052)	(1,038)	391	(180)	211
Securities purchased under agreements to resell	112,688	(4,652)	—	108,036	(108,036)	—
Total	$118,169	($8,704)	($1,038)	$108,427	($108,216)	$211
Liabilities:
Derivatives:
OTC derivatives	($8,790)	$4,052	$4,669	($69)	$26	($43)
Cleared and exchange-traded derivatives	(199)	—	57	(142)	142	—
Mortgage commitment derivatives	(33)	—	—	(33)	—	(33)
Other	(649)	—	—	(649)	—	(649)
Total derivatives	(9,671)	4,052	4,726	(893)	168	(725)
Securities sold under agreements to repurchase	(4,652)	4,652	—	—	—	—
Total	($14,323)	$8,704	$4,726	($893)	$168	($725)
Referenced footnotes are included after the next table.

Freddie Mac 1Q 2023 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

	December 31, 2022
	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets		Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$6,385	($4,468)	($1,681)	$236	($214)	$22
Cleared and exchange-traded derivatives	28	—	22	50	—	50
Mortgage commitment derivatives	19	—	—	19	(4)	15
Other	2	—	—	2	—	2
Total derivatives	6,434	(4,468)	(1,659)	307	(218)	89
Securities purchased under agreements to resell	99,286	(11,991)	—	87,295	(87,295)	—
Total	$105,720	($16,459)	($1,659)	$87,602	($87,513)	$89
Liabilities:
Derivatives:
OTC derivatives	($10,230)	$4,468	$5,702	($60)	$23	($37)
Cleared and exchange-traded derivatives	(25)	—	17	(8)	8	—
Mortgage commitment derivatives	(11)	—	—	(11)	—	(11)
Other	(679)	—	—	(679)	—	(679)
Total derivatives	(10,945)	4,468	5,719	(758)	31	(727)
Securities sold under agreements to repurchase	(11,991)	11,991	—	—	—	—
Total	($22,936)	$16,459	$5,719	($758)	$31	($727)
(1)Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.
(2)Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets. For securities purchased under agreements to resell, includes $112.6 billion and $54.7 billion of collateral that we had the right to repledge as of March 31, 2023 and December 31, 2022, respectively. We repledged less than $0.1 billion of collateral as of both March 31, 2023 and December 31, 2022.

Freddie Mac 1Q 2023 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Collateral Pledged

The table below summarizes the carrying value of the collateral pledged by us and recorded on our condensed consolidated balance sheets for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 9.2 - Collateral in the Form of Securities Pledged

	March 31, 2023
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Debt of consolidated trusts(2)	$—	$—	$183	$183
Trading securities	2,351	4,619	2,056	9,026
Total securities pledged	$2,351	$4,619	$2,239	$9,209

	December 31, 2022
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$1,533	$2,910	$1,347	$5,790
Other assets	—	6,543	—	6,543
Total securities pledged	$1,533	$9,453	$1,347	$12,333
(1)Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
(2)Represents debt of consolidated trusts held by us in our mortgage-related investments portfolio which is recorded as a reduction to debt of consolidated trusts on our condensed consolidated balance sheets.
The table below presents the remaining contractual maturity of our gross obligations for securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 9.3 - Remaining Contractual Maturity

	March 31, 2023
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
Securities sold under agreements to repurchase	$—	$1,165	$3,487	$—	$4,652

	December 31, 2022
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
Securities sold under agreements to repurchase	$—	$11,991	$—	$—	$11,991

Freddie Mac 1Q 2023 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of income and comprehensive income.
Table 10.1 - Components of Net Interest Income

(In millions)	1Q 2023	1Q 2022
Interest income:
Mortgage loans	$23,304	$17,310
Investment securities	316	384
Other	1,367	46
Total interest income	24,987	17,740
Interest expense:
Debt of consolidated trusts	(18,261)	(13,249)
Debt of Freddie Mac:
Short-term debt	(154)	—
Long-term debt	(2,071)	(387)
Total interest expense	(20,486)	(13,636)
Net interest income	4,501	4,104
(Provision) benefit for credit losses	(395)	837
Net interest income after (provision) benefit for credit losses	$4,106	$4,941

Freddie Mac 1Q 2023 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Results

The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	1Q 2023			1Q 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income	$4,296	$205	$4,501	$3,806	$298	$4,104
Non-interest income
Guarantee income	32	434	466	30	40	70
Investment gains, net	(179)	(46)	(225)	1,252	261	1,513
Other income	54	31	85	126	33	159
Non-interest income	(93)	419	326	1,408	334	1,742
Net revenues	4,203	624	4,827	5,214	632	5,846
(Provision) benefit for credit losses	(318)	(77)	(395)	831	6	837
Non-interest expense	(1,783)	(149)	(1,932)	(1,778)	(154)	(1,932)
Income before income tax expense	2,102	398	2,500	4,267	484	4,751
Income tax expense	(425)	(80)	(505)	(856)	(97)	(953)
Net income	1,677	318	1,995	3,411	387	3,798
Other comprehensive income (loss), net of taxes and reclassification adjustments	(1)	55	54	(12)	(108)	(120)
Comprehensive income	$1,676	$373	$2,049	$3,399	$279	$3,678
The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	March 31, 2023	December 31, 2022
Single-Family	$2,988,635	$2,986,045
Multifamily	426,039	429,302
Total segment assets	3,414,674	3,415,347
Reconciling items(1)	(189,694)	(207,014)
Total assets per condensed consolidated balance sheets	$3,224,980	$3,208,333

(1)Reconciling items include assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 1Q 2023 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 2, Note 3, and Note 5 for more information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	March 31, 2023			December 31, 2022
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region:(2)
West	$905,823	30%	0.46%	$906,123	30%	0.49%
Northeast	694,781	23	0.76	695,944	23	0.82
North Central	435,435	15	0.61	436,294	15	0.65
Southeast	514,825	17	0.67	512,495	17	0.73
Southwest	437,497	15	0.58	434,907	15	0.63
Total	$2,988,361	100%	0.62	$2,985,763	100%	0.66
State:
California	$515,908	17%	0.47	$516,891	17%	0.51
Texas	203,128	7	0.58	200,807	7	0.64
Florida	192,552	6	0.78	191,009	6	0.84
New York	130,010	4	1.08	129,935	4	1.16
Illinois	112,289	4	0.83	112,784	4	0.90
All other	1,834,474	62	0.58	1,834,337	62	0.63
Total	$2,988,361	100%	0.62	$2,985,763	100%	0.66
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
Multifamily Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Multifamily mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for more information about credit risk associated with multifamily loans that we hold or guarantee.
Table 12.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	March 31, 2023			December 31, 2022
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
West	$106,840	25%	0.04%	$107,260	25%	0.04%
Northeast	104,627	25	0.30	106,478	25	0.28
North Central	40,555	10	0.16	40,524	9	0.16
Southeast	84,801	20	0.04	85,438	20	0.04
Southwest	89,216	20	0.13	89,602	21	0.08
Total	$426,039	100%	0.13	$429,302	100%	0.12
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

Freddie Mac 1Q 2023 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2023
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$5,516	$853	$—	$6,369
Trading:
Mortgage-related securities	—	6,169	2,905	—	9,074
Non-mortgage-related securities	21,884	385	—	—	22,269
Total trading securities	21,884	6,554	2,905	—	31,343
Total investment securities	21,884	12,070	3,758	—	37,712
Mortgage loans held-for-sale	—	2,579	347	—	2,926
Mortgage loans held-for-investment	—	1,174	64	—	1,238
Other assets:
Guarantee assets	—	—	5,432	—	5,432
Derivative assets, net	—	5,477	3	(5,089)	391
Other assets	—	34	125	—	159
Total other assets	—	5,511	5,560	(5,089)	5,982
Total assets carried at fair value on a recurring basis	$21,884	$21,334	$9,729	($5,089)	$47,858
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,858	$290	$—	$2,148
Debt of Freddie Mac	—	569	94	—	663
Total debt	—	2,427	384	—	2,811
Other liabilities:
Derivative liabilities, net	13	9,367	77	(8,564)	893
Other liabilities	—	1	—	—	1
Total other liabilities	13	9,368	77	(8,564)	894
Total liabilities carried at fair value on a recurring basis	$13	$11,795	$461	($8,564)	$3,705
Referenced footnote is included after the prior period table.

Freddie Mac 1Q 2023 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$5,640	$894	$—	$6,534
Trading:
Mortgage-related securities	—	5,603	2,731	—	8,334
Non-mortgage-related securities	23,453	380	—	—	23,833
Total trading securities	23,453	5,983	2,731	—	32,167
Total investment securities	23,453	11,623	3,625	—	38,701
Mortgage loans held-for-sale	—	2,908	310	—	3,218
Mortgage loans held-for-investment	—	1,104	110	—	1,214
Other assets:
Guarantee assets	—	—	5,442	—	5,442
Derivative assets, net	—	6,397	2	(6,092)	307
Other assets	—	12	129	—	141
Total other assets	—	6,409	5,573	(6,092)	5,890
Total assets carried at fair value on a recurring basis	$23,453	$22,044	$9,618	($6,092)	$49,023
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,656	$288	$—	$1,944
Debt of Freddie Mac	—	1,003	100	—	1,103
Total debt	—	2,659	388	—	3,047
Other liabilities:
Derivative liabilities, net	—	10,823	97	(10,162)	758
Other liabilities	—	1	—	—	1
Total other liabilities	—	10,824	97	(10,162)	759
Total liabilities carried at fair value on a recurring basis	$—	$13,483	$485	($10,162)	$3,806
(1)     Represents counterparty netting and cash collateral netting.
Level 3 Fair Value Measurements

The table below presents a reconciliation of all assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3), including transfers into and out of Level 3. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized on our condensed consolidated statements of income for Level 3 assets and liabilities.

Freddie Mac 1Q 2023 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	1Q 2023
	Balance, January 1, 2023	Total Realized/Unrealized Gains (Losses)(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, March 31, 2023	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2023(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2023
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$894	$1	($3)	$—	$—	$—	($39)	$—	$—	$853	$—	($3)
Trading	2,731	(139)	—	324	—	—	(11)	—	—	2,905	33	—
Total investment securities	3,625	(138)	(3)	324	—	—	(50)	—	—	3,758	33	(3)
Mortgage loans held-for-sale	310	1	—	26	—	—	(1)	11	—	347	—	—
Mortgage loans held-for-investment	110	2	—	—	—	—	—	—	(48)	64	2	—
Other assets:
Guarantee assets	5,442	85	—	—	127	—	(222)	—	—	5,432	85	—
Other assets	131	16	—	(10)	—	—	(9)	—	—	128	16	—
Total other assets	5,573	101	—	(10)	127	—	(231)	—	—	5,560	101	—
Total assets	$9,618	($34)	($3)	$340	$127	$—	($282)	$11	($48)	$9,729	$136	($3)

Liabilities
Debt	$388	($12)	$—	$—	$12	$—	($4)	$—	$—	$384	($8)	$—
Other liabilities	97	(18)	—	—	—	—	(2)	—	—	77	(19)	—
Total liabilities	$485	($30)	$—	$—	$12	$—	($6)	$—	$—	$461	($27)	$—

	1Q 2022
	Balance, January 1, 2022	Total Realized/Unrealized Gains (Losses)(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, March 31, 2022	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2022(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2022
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,286	($1)	($36)	$—	$—	$—	($91)	$30	$—	$1,188	($1)	($29)
Trading	3,386	(426)	—	243	—	—	(18)	—	(20)	3,165	(256)	—
Total investment securities	4,672	(427)	(36)	243	—	—	(109)	30	(20)	4,353	(257)	(29)
Other assets:
Guarantee assets	5,919	(316)	—	—	333	—	(240)	—	—	5,696	(316)	—
Other assets	101	16	—	(4)	3	—	(2)	—	—	114	16	—
Total other assets	6,020	(300)	—	(4)	336	—	(242)	—	—	5,810	(300)	—
Total assets	$10,692	($727)	($36)	$239	$336	$—	($351)	$30	($20)	$10,163	($557)	($29)

Liabilities
Debt	$294	$23	$—	$—	$86	$—	($1)	$—	$—	$402	$33	$—
Other liabilities	24	24	—	—	—	—	(1)	—	—	47	24	—
Total liabilities	$318	$47	$—	$—	$86	$—	($2)	$—	$—	$449	$57	$—

(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at March 31, 2023 and March 31, 2022.

Freddie Mac 1Q 2023 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	March 31, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$533	Median of external sources	External pricing sources	$58.2 - $72.8	$68.2
	320	Other
Trading	2,023	Single external source	External pricing source	$0.0 - $5,410.0	$210.0
	882	Other
Mortgage loans held-for-sale	347	Single external source	External pricing source	$39.6 - $98.6	$78.7
Guarantee assets	5,074	Discounted cash flows	OAS	17 - 186 bps	46 bps
	358	Other
Insignificant Level 3 assets(2)	192
Total level 3 assets	$9,729
Liabilities
Insignificant Level 3 liabilities(2)	461
Total level 3 liabilities	$461

	December 31, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$557	Median of external sources	External pricing sources	$66.3 - $74.6	$70.5
	337	Other
Trading	2,080	Single external source	External pricing source	$0.0 - $5,702.4	$224.8
	651	Other
Mortgage loans held-for-sale	310	Single external source	External pricing source	$39.6 - $98.1	$76.6
Mortgage loans held-for-investment	110	Single external source	External pricing source	$76.9 - $87.5	$80.6
Guarantee assets	5,084	Discounted cash flows	OAS	17 - 186 bps	45 bps
	358	Other
Insignificant Level 3 assets(2)	131
Total level 3 assets	$9,618
Liabilities
Insignificant Level 3 liabilities(2)	485
Total level 3 liabilities	$485
(1)     Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
(2) Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

Freddie Mac 1Q 2023 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Assets Measured at Fair Value on a Non-Recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These adjustments usually result from the application of lower-of-cost-or-fair-value accounting or measurement of impairment based on the fair value of the underlying collateral. Certain fair values in the tables below were not obtained as of period end, but were obtained during the period.
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	March 31, 2023				December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans(1)	$—	$454	$2,170	$2,624	$—	$386	$1,758	$2,144
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
Table 13.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	March 31, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,520	Median of external sources	External pricing sources	$75.3 - $97.3	$85.5
	650	Other
Total	$2,170

	December 31, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,657	Median of external sources	External pricing sources	$74.8 - $98.6	$86.3
	101	Other
Total	$1,758
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 1Q 2023 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Fair Value of Financial Instruments

The table below presents the carrying value and estimated fair value of our financial instruments. For certain types of financial instruments, such as cash and cash equivalents, securities purchased under agreements to resell, and certain debt, the carrying value on our condensed consolidated balance sheets approximates fair value, as these assets and liabilities are short-term in nature and have limited fair value volatility.
Table 13.6 - Fair Value of Financial Instruments

		March 31, 2023
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$5,873	$5,873	$—	$—	$—	$5,873
Securities purchased under agreements to resell	Amortized cost	108,036	—	112,688	—	(4,652)	108,036
Investment securities:
Available-for-sale	FV - OCI	6,369	—	5,516	853	—	6,369
Trading	FV - NI	31,343	21,884	6,554	2,905	—	31,343
Total investment securities		37,712	21,884	12,070	3,758	—	37,712
Mortgage loans:
Loans held by consolidated trusts		2,977,998	—	2,337,448	276,492	—	2,613,940
Loans held by Freddie Mac		59,711	—	25,534	30,236	—	55,770
Total mortgage loans(3)	Various(4)	3,037,709	—	2,362,982	306,728	—	2,669,710
Other assets:
Guarantee assets	FV - NI	5,432	—	—	5,435	—	5,435
Derivative assets, net	FV - NI	391	—	5,477	3	(5,089)	391
Other assets(5)	Various	2,805	—	931	1,880	—	2,811
Total other assets		8,628	—	6,408	7,318	(5,089)	8,637
Total financial assets		$3,197,958	$27,757	$2,494,148	$317,804	($9,741)	$2,829,968
Financial Liabilities
Debt:
Debt of consolidated trusts		$2,987,050	$—	$2,610,811	$696	$—	$2,611,507
Debt of Freddie Mac		180,464	—	182,379	3,306	(4,652)	181,033
Total debt	Various(6)	3,167,514	—	2,793,190	4,002	(4,652)	2,792,540
Other liabilities:
Guarantee obligations	Amortized cost	5,639	—	—	6,018	—	6,018
Derivative liabilities, net	FV - NI	893	13	9,367	77	(8,564)	893
Other liabilities(5)	FV - NI	12	—	828	155	—	983
Total other liabilities		6,544	13	10,195	6,250	(8,564)	7,894
Total financial liabilities		$3,174,058	$13	$2,803,385	$10,252	($13,216)	$2,800,434
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2023 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2022
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$6,360	$6,360	$—	$—	$—	$6,360
Securities purchased under agreements to resell	Amortized cost	87,295	—	99,286	—	(11,991)	87,295
Investment securities:
Available-for-sale	FV - OCI	6,534	—	5,640	894	—	6,534
Trading	FV - NI	32,167	23,453	5,983	2,731	—	32,167
Total investment securities		38,701	23,453	11,623	3,625	—	38,701
Mortgage loans:
Loans held by consolidated trusts		2,971,601	—	2,331,969	244,045	—	2,576,014
Loans held by Freddie Mac		62,914	—	25,921	32,460	—	58,381
Total mortgage loans	Various(4)	3,034,515	—	2,357,890	276,505	—	2,634,395
Other assets:
Guarantee assets	FV - NI	5,442	—	—	5,445	—	5,445
Derivative assets, net	FV - NI	307	—	6,397	2	(6,092)	307
Other assets(5)	Various	1,739	—	907	835	—	1,742
Total other assets		7,488	—	7,304	6,282	(6,092)	7,494
Total financial assets		$3,174,359	$29,813	$2,476,103	$286,412	($18,083)	$2,774,245
Financial Liabilities
Debt:
Debt of consolidated trusts		$2,979,070	$—	$2,564,323	$701	$—	$2,565,024
Debt of Freddie Mac		166,762	—	175,673	3,162	(11,991)	166,844
Total debt	Various(6)	3,145,832	—	2,739,996	3,863	(11,991)	2,731,868
Other liabilities:
Guarantee obligations	Amortized cost	5,779	—	—	6,016	—	6,016
Derivative liabilities, net	FV - NI	758	—	10,823	97	(10,162)	758
Other liabilities(5)	FV - NI	20	—	1,025	211	—	1,236
Total other liabilities		6,557	—	11,848	6,324	(10,162)	8,010
Total financial liabilities		$3,152,389	$—	$2,751,844	$10,187	($22,153)	$2,739,878
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting and cash collateral netting.
(3)Excludes basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method hedge relationships as of March 31, 2023. See Note 3 for additional information on basis adjustments associated with closed portfolios during existing portfolio layer method hedges.
(4)The GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $3.0 trillion, $9.9 billion, and $4.2 billion as of March 31, 2023, respectively, and $3.0 trillion, $9.0 billion and $4.4 billion as of December 31, 2022, respectively.
(5)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(6)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.2 trillion and $2.8 billion as of March 31, 2023, respectively, and $3.1 trillion and $3.0 billion as of December 31, 2022, respectively.

Freddie Mac 1Q 2023 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Fair Value Option

We elected the fair value option for certain mortgage loans and loan commitments and certain debt issuances.
The table below presents the fair value and UPB related to multifamily loan purchase commitments and loans and debt for which we have elected the fair value option.
Table 13.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	March 31, 2023			December 31, 2022
(In millions)	Fair value	UPB	Difference	Fair value	UPB	Difference
Mortgage loans held-for-sale	$2,926	$3,063	($137)	$3,218	$3,421	($203)
Mortgage loans held-for-investment	1,238	1,367	(129)	1,214	1,368	(154)
Debt of Freddie Mac	460	453	7	892	881	11
Debt of consolidated trusts	1,858	1,981	(123)	1,656	1,833	(177)
Other assets/other liabilities	33	N/A	N/A	11	N/A	N/A
(1)    Excludes interest-only securities related to debt of consolidated trusts and debt of Freddie Mac with a fair value of $0.5 billion as of both March 31, 2023 and December 31, 2022.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our condensed consolidated statements of income.
Table 13.8 - Changes in Fair Value Under the Fair Value Option Election

	1Q 2023	1Q 2022
(In millions)	Gains (Losses)
Mortgage loans held-for-sale	$4	($676)
Mortgage loans held-for-investment	26	—
Debt of Freddie Mac	14	(11)
Debt of consolidated trusts	(35)	72
Other assets/other liabilities	55	(36)
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

Freddie Mac 1Q 2023 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
In August 2018, the District Court denied the plaintiff's motion for class certification, and in January 2019, the Sixth Circuit denied plaintiff's petition for leave to appeal that decision. On September 17, 2020, the District Court granted a request from the plaintiff for summary judgment and entered final judgment in favor of Freddie Mac and the other defendants. On October 9, 2020, the plaintiff filed a notice of appeal in the Sixth Circuit. On April 6, 2023, the Sixth Circuit reversed the District Court’s September 17, 2020 decision and remanded the case to the District Court for further proceedings.
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

Freddie Mac 1Q 2023 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

On September 23 and October 11, 2022, the District Court ruled on the parties' motions for summary judgment and related matters. The rulings limited the Plaintiffs’ remaining damages theories to those based on the decline in Freddie Mac’s and Fannie Mae’s share value immediately after the Third Amendment. The Plaintiffs have asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial in October and early November 2022, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The jury in that trial was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. The District Court set a new trial for July 24, 2023. At this time, we do not believe the likelihood of loss is probable; therefore, we have not established an accrual in connection with these lawsuits. However, it is reasonably possible that the Plaintiffs could prevail in this matter and, if so, we may incur a loss up to $832 million plus pre-judgment interest as discussed above. We estimate that prejudgment interest, if awarded, would be calculated at a rate of 6%.

Freddie Mac 1Q 2023 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Regulatory Capital
ERCF

The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			March 31, 2023		December 31, 2022
Adjusted total assets			$3,716		$3,710
Risk-weighted assets (standardized approach)			908		899

	March 31, 2023
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($25)	$73	$73	(2.8)%	8.0%	8.0%
CET1 capital	(53)	41	91	(5.8)	4.5	10.1
Tier 1 capital	(39)	54	104	(4.3)	6.0	11.6
Adjusted total capital	(39)	73	123	(4.3)	8.0	13.6
Leverage capital:
Core capital	($33)	$93	$93	(0.9)%	2.5%	2.5%
Tier 1 capital	(39)	93	104	(1.0)	2.5	2.8

	December 31, 2022
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($27)	$72	$72	(3.1)%	8.0%	8.0%
CET1 capital	(55)	40	90	(6.2)	4.5	10.1
Tier 1 capital	(41)	54	104	(4.6)	6.0	11.6
Adjusted total capital	(41)	72	122	(4.6)	8.0	13.6
Leverage capital:
Core capital	($35)	$93	$93	(1.0)%	2.5%	2.5%
Tier 1 capital	(41)	93	104	(1.1)	2.5	2.8
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 1Q 2023 Form 10-Q	89

Other Information
Other Information
LEGAL PROCEEDINGS
We are involved, directly or indirectly, in a variety of legal proceedings arising from time to time in the ordinary course of business and in connection with the conservatorship and Purchase Agreement. See Note 14 for more information regarding our involvement as a party to various legal proceedings, including those in connection with the conservatorship and Purchase Agreement.
Over the last several years, numerous lawsuits have been filed against the U.S. government and, in some cases, the Secretary of the Treasury and the Director of FHFA, challenging certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. Freddie Mac is not a party to all of these lawsuits. Several of the lawsuits seek to invalidate the net worth sweep dividend provisions of the senior preferred stock, which were implemented pursuant to the August 2012 amendment to the Purchase Agreement. Some of these cases also have challenged the constitutionality of the structure of FHFA. A number of cases have been dismissed (some of which have been appealed), and others remain pending.
These cases include one that was filed in the U.S. Court of Federal Claims as a derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant: Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation. This case was filed on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government's alleged taking of its property, attorneys' fees, costs, and other expenses. The case remains pending.
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
RISK FACTORS
This Form 10-Q should be read together with the Risk Factors section in our 2022 Annual Report, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
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

Freddie Mac 1Q 2023 Form 10-Q	90

Other Information
including pricing supplements for individual issuances of debt securities. Similar information about our STACR transactions and SCR transactions is available at crt.freddiemac.com and mf.freddiemac.com/investors, respectively.
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
We provide information on our ESG efforts on our website at freddiemac.com/about/esg.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 1Q 2023 Form 10-Q	91

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
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 1Q 2023
We evaluated the changes in our internal control over financial reporting that occurred during 1Q 2023 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of March 31, 2023 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 1Q 2023 have been prepared in conformity with GAAP.

Freddie Mac 1Q 2023 Form 10-Q	92

Exhibit Index

Exhibit Index

Exhibit	Description*

4.1	Federal Home Loan Mortgage Corporation Debt Facility Agreement, dated February 22, 2023

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac 1Q 2023 Form 10-Q	93

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael J. DeVito
Michael J. DeVito
Chief Executive Officer
(Principal Executive Officer)
Date: May 3, 2023

By:	/s/ Christian M. Lown
Christian M. Lown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 3, 2023

Freddie Mac 1Q 2023 Form 10-Q	94

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	44 - 89
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29 - 31
Item 4.	Controls and Procedures	92
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	90
Item 1A.	Risk Factors	90
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	90 - 91
Item 6.	Exhibits	91
Exhibit Index		93
Signatures		94

Freddie Mac 1Q 2023 Form 10-Q	95