Form 10-Q
period 2023-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2023-08-02
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 11, 2023, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 2Q 2023 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 2Q 2023 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
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
You should read the following MD&A in conjunction with our 2022 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2023 included in Financial Statements.
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

Freddie Mac 2Q 2023 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
Key Drivers:
■    Net income was $2.9 billion, an increase of 20% year-over-year, with the increase primarily driven by a credit reserve release in Single-Family.
■    Net revenues were $5.3 billion, a decrease of 1% year-over-year, as lower net interest income was partially offset by an increase in non-interest income.
■    Net worth was $42.0 billion as of June 30, 2023, up from $39.1 billion as of March 31, 2023 and $34.1 billion as of June 30, 2022. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $111.7 billion on June 30, 2023, and will increase to $114.6 billion on September 30, 2023 based on the increase in net worth in 2Q 2023.
Market Liquidity

                      Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $96 billion in liquidity to the mortgage market in 2Q 2023, which enabled the financing of 372,000 home purchases, refinancings, and rental units.

Freddie Mac 2Q 2023 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
Key Drivers:
■    Our mortgage portfolio increased 3% year-over-year to $3.4 trillion at June 30, 2023.
●    Our Single-Family mortgage portfolio was $3.0 trillion at June 30, 2023, up 3% year-over-year, as portfolio growth has moderated in recent periods due to the slowdown in new business activity as both home purchase activity and refinance activity slowed due to higher mortgage interest rates.
●    Our Multifamily mortgage portfolio was $427 billion at June 30, 2023, up 3% year-over-year, as portfolio growth has moderated in recent periods due to a slowdown in new business activity due to higher mortgage interest rates.
Credit Risk Transfer

Single-Family Mortgage Portfolio with Credit Enhancement
(UPB in billions)

59%
61%
61%
62%
62%
$1,726
$1,803
$1,832
$1,840
$1,864
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
UPB
Percentage

Multifamily Mortgage Portfolio with Credit Enhancement
(UPB in billions)

96%
95%
93%
93%
94%
$397
$394
$398
$396
$402
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
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

Freddie Mac 2Q 2023 Form 10-Q	3

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
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
Single-Family

U.S. Single-Family Home Sales and House Prices
Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.

U.S. Single-Family Mortgage Originations
_
(UPB in billions)
Source: Freddie Mac and Inside Mortgage Finance. 2Q 2023 U.S. single-family mortgage originations data is not yet available.
Single-Family Serious Delinquency Rates

Source: Freddie Mac and National Delinquency Survey from the Mortgage Bankers Association. 2Q 2023 total mortgage market rate is not yet available.

Single-Family Mortgage Debt Outstanding

(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. 2Q 2023 U.S. single-family mortgage debt outstanding data is not yet available.

Freddie Mac 2Q 2023 Form 10-Q	4

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
Multifamily

Apartment Vacancy Rates and Change in Effective Rents
Source: Reis.

Multifamily Property Price Growth Rate

Source: Real Capital Analytics Commercial Property Price Index (RCA CPPI).

Multifamily Delinquency Rates
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs). The 2Q 2023 delinquency rate for FDIC insured institutions is not yet available.

Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. 2Q 2023 U.S. multifamily mortgage debt outstanding data is not yet available.

Freddie Mac 2Q 2023 Form 10-Q	5

Management's Discussion and Analysis	Consolidated Results of Operations

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
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

			Change				Change
(Dollars in millions)	2Q 2023	2Q 2022	$	%	YTD 2023	YTD 2022	$	%
Net interest income	$4,523	$4,759	($236)	(5)%	$9,024	$8,863	$161	2%
Non-interest income	816	645	171	27	1,142	2,387	(1,245)	(52)
Net revenues	5,339	5,404	(65)	(1)	10,166	11,250	(1,084)	(10)
(Provision) benefit for credit losses	537	(307)	844	275	142	530	(388)	(73)
Non-interest expense	(2,204)	(2,020)	(184)	(9)	(4,136)	(3,952)	(184)	(5)
Income before income tax expense	3,672	3,077	595	19	6,172	7,828	(1,656)	(21)
Income tax expense	(728)	(624)	(104)	(17)	(1,233)	(1,577)	344	22
Net income	2,944	2,453	491	20	4,939	6,251	(1,312)	(21)
Other comprehensive income (loss), net of taxes and reclassification adjustments	(54)	(66)	12	18	—	(186)	186	100
Comprehensive income	$2,890	$2,387	$503	21%	$4,939	$6,065	($1,126)	(19)%
Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	2Q 2023	2Q 2022	$	%	YTD 2023	YTD 2022	$	%
Guarantee net interest income:
Contractual net interest income	$3,658	$3,468	$190	5%	$7,324	$6,802	$522	8%
Deferred fee income	232	944	(712)	(75)	439	1,986	(1,547)	(78)
Total guarantee net interest income	3,890	4,412	(522)	(12)	7,763	8,788	(1,025)	(12)
Investments net interest income	1,611	693	918	132	3,043	1,272	1,771	139
Impact on net interest income from hedge accounting	(978)	(346)	(632)	(183)	(1,782)	(1,197)	(585)	(49)
Net interest income	$4,523	$4,759	($236)	(5)%	$9,024	$8,863	$161	2%
Key Drivers:
■    Guarantee net interest income
●    2Q 2023 vs. 2Q 2022 and YTD 2023 vs. YTD 2022 - Decreased primarily due to a decline in deferred fee income due to slower prepayments driven by higher mortgage interest rates, partially offset by continued mortgage portfolio growth and higher average portfolio guarantee fee rates.
■    Investments net interest income
●    2Q 2023 vs. 2Q 2022 and YTD 2023 vs. YTD 2022 - Increased primarily due to higher returns on securities purchased under agreements to resell as a result of higher short-term interest rates.

Freddie Mac 2Q 2023 Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

■    Impact on net interest income from hedge accounting
●    2Q 2023 vs. 2Q 2022 - Expense increased primarily due to higher interest expense on derivatives in hedge relationships as a result of higher interest rates.
●    YTD 2023 vs. YTD 2022 - Expense increased primarily due to higher interest expense on derivatives in hedge relationships as a result of higher interest rates, partially offset by a favorable change in the earnings mismatch on qualifying fair value hedge relationships in 1Q 2023.
Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	2Q 2023			2Q 2022
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$13,572	$135	3.93%	$14,628	$16	0.42%
Securities purchased under agreements to resell	127,016	1,622	5.11	97,150	186	0.77
Investment securities	39,617	363	3.67	50,655	464	3.66
Mortgage loans(1)	3,047,556	23,598	3.10	2,953,930	19,324	2.62
Other assets	2,749	37	5.40	4,250	18	1.71
Total interest-earning assets	3,230,510	25,755	3.19	3,120,613	20,008	2.56
Interest-bearing liabilities:
Debt of consolidated trusts	2,984,057	(18,608)	(2.49)	2,903,912	(14,595)	(2.01)
Debt of Freddie Mac	201,432	(2,624)	(5.21)	174,018	(654)	(1.50)
Total interest-bearing liabilities	3,185,489	(21,232)	(2.67)	3,077,930	(15,249)	(1.98)
Impact of net non-interest-bearing funding	45,021	—	0.04	42,683	—	0.03
Total funding of interest-earning assets	3,230,510	(21,232)	(2.63)	3,120,613	(15,249)	(1.95)
Net interest income/yield		$4,523	0.56%		$4,759	0.61%
(1)Loan fees included in net interest income were $0.3 billion and $0.4 billion during 2Q 2023 and 2Q 2022, respectively.

	YTD 2023			YTD 2022
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$13,665	$256	3.72%	$15,230	$19	0.24%
Securities purchased under agreements to resell	117,266	2,842	4.85	92,913	209	0.45
Investment securities	38,871	679	3.49	50,514	848	3.36
Mortgage loans(1)	3,044,843	46,902	3.08	2,927,495	36,634	2.50
Other assets	2,339	63	5.36	4,892	38	1.53
Total interest-earning assets	3,216,984	50,742	3.15	3,091,044	37,748	2.44
Interest-bearing liabilities:
Debt of consolidated trusts	2,979,737	(36,869)	(2.47)	2,870,198	(27,844)	(1.94)
Debt of Freddie Mac	194,516	(4,849)	(4.98)	178,299	(1,041)	(1.17)
Total interest-bearing liabilities	3,174,253	(41,718)	(2.63)	3,048,497	(28,885)	(1.89)
Impact of net non-interest-bearing funding	42,731	—	0.03	42,547	—	0.03
Total funding of interest-earning assets	3,216,984	(41,718)	(2.60)	3,091,044	(28,885)	(1.86)
Net interest income/yield		$9,024	0.55%		$8,863	0.58%
(1)Loan fees included in net interest income were $0.6 billion and $0.9 billion during YTD 2023 and YTD 2022, respectively.

Freddie Mac 2Q 2023 Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Income

The table below presents the components of non-interest income.
Table 4 - Components of Non-Interest Income

			Change				Change
(Dollars in millions)	2Q 2023	2Q 2022	$	%	YTD 2023	YTD 2022	$	%
Guarantee income:
Contractual guarantee fees	323	$322	$1	—%	$647	$640	$7	1%
Guarantee obligation amortization	286	306	(20)	(7)	565	605	(40)	(7)
Guarantee asset fair value changes	(300)	(423)	123	29	(437)	(970)	533	55
Total guarantee income	309	205	104	51	775	275	500	182
Investment gains, net:
Single-Family	(4)	232	(236)	(102)	(183)	1,484	(1,667)	(112)
Multifamily	415	89	326	366	369	350	19	5
Total investment gains, net	411	321	90	28	186	1,834	(1,648)	(90)
Other income	96	119	(23)	(19)	181	278	(97)	(35)
Non-interest income	$816	$645	$171	27%	$1,142	$2,387	($1,245)	(52)%
Key Drivers:
■    Guarantee income
●    2Q 2023 vs. 2Q 2022 and YTD 2023 vs. YTD 2022 - Increased primarily due to lower fair value losses on guarantee assets as a result of smaller interest rate increases.
■    Investment gains, net
●    2Q 2023 vs. 2Q 2022 - Net investment gains increased primarily due to fair value gains from interest-rate risk management activities in Multifamily.
●    YTD 2023 vs. YTD 2022 - Net investment gains declined from elevated levels in YTD 2022, which were driven by spread-related gains on commitments to hedge the Single-Family securitization pipeline during that period.
(Provision) Benefit for Credit Losses
The table below presents the components of provision for credit losses.
Table 5 - (Provision) Benefit for Credit Losses

			Change				Change
(Dollars in millions)	2Q 2023	2Q 2022	$	%	YTD 2023	YTD 2022	$	%
Single-Family	$638	($298)	$936	314%	$320	$533	($213)	(40)%
Multifamily	(101)	(9)	(92)	(1,022)	(178)	(3)	(175)	(5,833)
(Provision) benefit for credit losses	$537	($307)	$844	275%	$142	$530	($388)	(73)%
Key Drivers:
■    2Q 2023 vs. 2Q 2022 - The benefit for credit losses for 2Q 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in observed and forecasted house price appreciation, partially offset by a credit reserve build in Multifamily due to deterioration in forecasted multifamily market conditions and current loan performance. The provision for credit losses for 2Q 2022 was primarily driven by a credit reserve build in Single-Family due to portfolio growth and deterioration in forecasted economic conditions.
■    YTD 2023 vs. YTD 2022 - The benefit for credit losses for YTD 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in forecasted house price appreciation, partially offset by a credit reserve build in Multifamily due to increased uncertainty in forecasted economic conditions and multifamily market conditions as well as deterioration in loan performance. The benefit for credit losses for YTD 2022 was primarily driven by a credit reserve release in Single-Family due to improvements in observed house price appreciation.

Freddie Mac 2Q 2023 Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Expense
The table below presents the components of non-interest expense.
Table 6 - Components of Non-Interest Expense

			Change				Change
(Dollars in millions)	2Q 2023	2Q 2022	$	%	YTD 2023	YTD 2022	$	%
Salaries and employee benefits	($405)	($376)	($29)	(8)%	($779)	($732)	($47)	(6)%
Credit enhancement expense	(590)	(558)	(32)	(6)	(1,120)	(1,017)	(103)	(10)
Benefit for (decrease in) credit enhancement recoveries	(108)	(1)	(107)	(10,700)	(59)	(18)	(41)	(228)
Legislative assessments expense:
Legislated guarantee fees expense	(710)	(684)	(26)	(4)	(1,418)	(1,350)	(68)	(5)
Affordable housing funds allocation	(41)	(64)	23	36	(68)	(157)	89	57
Total legislative assessments expense	(751)	(748)	(3)	—	(1,486)	(1,507)	21	1
Other expense	(350)	(337)	(13)	(4)	(692)	(678)	(14)	(2)
Non-interest expense	($2,204)	($2,020)	($184)	(9)%	($4,136)	($3,952)	($184)	(5)%
Key Drivers:
■    Credit enhancement expense
●    2Q 2023 vs. 2Q 2022 and YTD 2023 vs. YTD 2022 - Increased primarily due to a higher volume of outstanding cumulative CRT transactions.
■    Benefit for (decrease in) credit enhancement recoveries
●    2Q 2023 vs. 2Q 2022 and YTD 2023 vs. YTD 2022 - Decreased primarily due to a decrease in expected credit losses on covered loans.
■    Legislative assessments expense
●    2Q 2023 vs. 2Q 2022 - Increased primarily due to higher legislated guarantee fees expense due to growth in our Single-Family mortgage portfolio, partially offset by lower affordable housing funds allocation as a result of lower Single-Family new business activity.
●    YTD 2023 vs. YTD 2022 - Decreased primarily due to lower affordable housing funds allocation as a result of lower Single-Family new business activity, partially offset by higher legislated guarantee fees expense due to growth in our Single-Family mortgage portfolio.

Freddie Mac 2Q 2023 Form 10-Q	9

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 7 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	June 30, 2023	December 31, 2022	$	%
Assets:
Cash and cash equivalents	$5,514	$6,360	($846)	(13)%
Securities purchased under agreements to resell	112,386	87,295	25,091	29
Investment securities, at fair value	41,629	38,701	2,928	8
Mortgage loans held-for-sale	11,695	12,197	(502)	(4)
Mortgage loans held-for-investment	3,042,604	3,022,318	20,286	1
Accrued interest receivable, net	9,081	8,529	552	6
Deferred tax assets, net	5,237	5,777	(540)	(9)
Other assets	22,810	27,156	(4,346)	(16)
Total assets	$3,250,956	$3,208,333	$42,623	1%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$8,049	$7,309	$740	10%
Debt	3,189,086	3,145,832	43,254	1
Other liabilities	11,864	18,174	(6,310)	(35)
Total liabilities	3,208,999	3,171,315	37,684	1
Total equity	41,957	37,018	4,939	13
Total liabilities and equity	$3,250,956	$3,208,333	$42,623	1%
Key Drivers:
As of June 30, 2023 compared to December 31, 2022:
■    Securities purchased under agreements to resell increased to provide additional liquidity due to the uncertainty created by the debate about increasing the federal debt ceiling.
■    Mortgage loans held-for-investment increased primarily due to growth in our Single-Family mortgage portfolio.
■    Other assets decreased primarily due to a decline in receivables related to U.S. Treasury securities sold but not yet settled.
■    Debt increased due to new debt issuances to provide additional liquidity due to the uncertainty created by the debate about increasing the federal debt ceiling, as well as an increase in debt of consolidated trusts driven by growth in our Single-Family mortgage portfolio.
■    Other liabilities decreased primarily due to a decline in payables related to U.S. Treasury securities purchased but not yet settled.

Freddie Mac 2Q 2023 Form 10-Q	10

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 8 - Mortgage Portfolio

	June 30, 2023			December 31, 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$2,925,576	$39,443	$2,965,019	$2,907,999	$30,574	$2,938,573
By Freddie Mac	35,883	11,866	47,749	33,506	17,805	51,311
Total mortgage loans held-for-investment	2,961,459	51,309	3,012,768	2,941,505	48,379	2,989,884
Mortgage loans held-for-sale	3,231	9,319	12,550	3,564	9,544	13,108
Total mortgage loans	2,964,690	60,628	3,025,318	2,945,069	57,923	3,002,992
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	30,475	355,723	386,198	31,500	360,869	392,369
Other mortgage-related guarantees	9,079	10,847	19,926	9,476	10,510	19,986
Total mortgage-related guarantees	39,554	366,570	406,124	40,976	371,379	412,355
Total mortgage portfolio	$3,004,244	$427,198	$3,431,442	$2,986,045	$429,302	$3,415,347
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$2,938,070	$39,444	$2,977,514	$2,916,038	$30,813	$2,946,851
Issued by nonconsolidated trusts	24,828	315,542	340,370	25,772	319,117	344,889
Total guaranteed mortgage-related securities	$2,962,898	$354,986	$3,317,884	$2,941,810	$349,930	$3,291,740
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

Freddie Mac 2Q 2023 Form 10-Q	11

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 9 - Mortgage-Related Investments Portfolio

	June 30, 2023			December 31, 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans:
Securitization pipeline and other loans	$10,888	$21,185	$32,073	$10,093	$27,349	$37,442
Seasoned loans	28,226	—	28,226	26,977	—	26,977
Total unsecuritized mortgage loans	39,114	21,185	60,299	37,070	27,349	64,419
Mortgage-related securities:
Investment securities	4,815	5,835	10,650	3,440	6,396	9,836
Debt of consolidated trusts	16,327	811	17,138	17,939	536	18,475
Total mortgage-related securities	21,142	6,646	27,788	21,379	6,932	28,311
Mortgage-related investments portfolio	$60,256	$27,831	$88,087	$58,449	$34,281	$92,730
10% of notional amount of interest-only securities			$22,994			$21,758
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			111,081			114,488
Other Investments Portfolio

The table below presents the details of our other investments portfolio.
Table 10 - Other Investments Portfolio

	June 30, 2023				December 31, 2022
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)
Cash and cash equivalents	$4,721	$700	$93	$5,514	$5,652	$611	$97	$6,360
Securities purchased under agreements to resell	109,307	11,265	982	121,554	88,499	9,703	1,084	99,286
Non-mortgage-related securities	19,310	—	6,121	25,431	20,188	—	3,645	23,833
Other assets	—	—	6,133	6,133	—	—	4,565	4,565
Other investments portfolio	$133,338	$11,965	$13,329	$158,632	$114,339	$10,314	$9,391	$134,044
(1)Represents carrying value.

Freddie Mac 2Q 2023 Form 10-Q	12

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

Freddie Mac 2Q 2023 Form 10-Q	13

Management's Discussion and Analysis	Our Business Segments | Single-Family
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

(Loan count in thousands)
■    2Q 2023 vs. 2Q 2022 and YTD 2023 vs YTD 2022
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
For additional information on credit fee changes, see the MD&A - Regulation and Supervision section in this Form 10-Q and our 2022 Annual Report.

Freddie Mac 2Q 2023 Form 10-Q	14

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Estimated Guarantee Fee Rate(1) on Mortgage Portfolio
(UPB in billions)
(1)Estimated guarantee fee rate is calculated as of acquisition and excludes the legislated guarantee fees. Estimated guarantee fee rate calculation also excludes certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $42 billion as of June 30, 2023.
Single-Family Mortgage Loans
(Loan count in millions)
■    Our Single-Family mortgage portfolio was $3.0 trillion at June 30, 2023, up 3% year-over-year, as portfolio growth has moderated in recent periods due to the slowdown in new business activity as both home purchase activity and refinance activity slowed due to higher mortgage interest rates.
■    The average estimated guarantee fee rate on our Single-Family mortgage portfolio increased year-over-year as older vintages with lower estimated guarantee fee rates were replaced by acquisitions of new loans with higher estimated guarantee fee rates.

Freddie Mac 2Q 2023 Form 10-Q	15

Management's Discussion and Analysis	Our Business Segments | Single-Family
CRT Activities

We transfer credit risk on a portion of our Single-Family mortgage portfolio to the private market, reducing the risk of future losses to us when borrowers default. The charts below show the issuance amounts associated with CRT transactions for loans in our Single-Family mortgage portfolio.
UPB Covered by New CRT Issuance
(In billions)
New CRT Issuance Maximum Coverage
(In billions)
■    2Q 2023 vs. 2Q 2022 and YTD 2023 vs. YTD 2022
●    The UPB of mortgage loans covered by CRT transactions and related maximum coverage issued during 2Q 2023 and YTD 2023 decreased compared to 2Q 2022 and YTD 2022 due to a decrease in loan acquisition activity in recent quarters and changes in business strategy and market conditions.
●    The percentage of our Single-Family acquisitions that were loans in the targeted population for our CRT transactions (primarily 30-year fixed rate loans with LTV ratios between 60% and 97%) increased to 82% during both 2Q 2023 and YTD 2023, from 73% and 70% during 2Q 2022 and YTD 2022, respectively, primarily driven by an increase in the percentage of recently acquired loans with original LTV ratios above 60% and an increase in the percentage of 30-year loan acquisitions. We expect to include a subset of this targeted population in our future CRT transactions.
See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our CRT activities and other credit enhancements.

Freddie Mac 2Q 2023 Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments | Single-Family
Loss Mitigation Activities

The following chart provides details about the single-family loan workout activities that were completed during the periods presented.
Completed Loan Workout Activity
(UPB in billions, number of loan workouts in thousands)

$20
$10
$9
$6
$5
$5
$5
37
28
22
24
20
86
44
13
16
8
10
12
6
6
10
6
6
11
7
5
9
6
29
39
18
11
20
13
2Q22
3Q22
4Q22
1Q23
2Q23
YTD22
YTD23
Forbearance and other(1)
Payment deferral plans
Loan modifications
Total UPB

(1)The forbearance data is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes both loans for which we do not control servicing and loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us. Other includes repayment plans and foreclosure alternatives.
■    Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the period, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 22,000 loans in active forbearance plans and approximately 13,000 loans in other active loss mitigation activity as of June 30, 2023.
■    2Q 2023 vs. 2Q 2022 and YTD 2023 vs. YTD 2022 - Our loan workout activity decreased as the seriously delinquent loan population continued to decline.

Freddie Mac 2Q 2023 Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the results of operations for our Single-Family segment. See Note 11 for additional information about segment financial results.
Table 11 - Single-Family Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2023	2Q 2022	$	%	YTD 2023	YTD 2022	$	%
Net interest income	$4,295	$4,535	($240)	(5)%	$8,591	$8,341	$250	3%
Non-interest income	65	336	(271)	(81)	(28)	1,744	(1,772)	(102)
Net revenues	4,360	4,871	(511)	(10)	8,563	10,085	(1,522)	(15)
(Provision) benefit for credit losses	638	(298)	936	314	320	533	(213)	(40)
Non-interest expense	(2,028)	(1,854)	(174)	(9)	(3,811)	(3,632)	(179)	(5)
Income before Income tax expense	2,970	2,719	251	9	5,072	6,986	(1,914)	(27)
Income tax expense	(589)	(551)	(38)	(7)	(1,014)	(1,407)	393	28
Net income	2,381	2,168	213	10	4,058	5,579	(1,521)	(27)
Other comprehensive income (loss), net of taxes and reclassification adjustments	2	5	(3)	(60)	1	(7)	8	114
Comprehensive income	$2,383	$2,173	$210	10%	$4,059	$5,572	($1,513)	(27)%
Key Business Drivers:
■ 2Q 2023 vs. 2Q 2022
●    Net income of $2.4 billion, up 10% year-over-year.
–Net revenues were $4.4 billion, down 10% year-over-year. Net interest income was $4.3 billion, down 5% year-over-year, primarily driven by lower deferred fee income due to slower prepayments as a result of higher mortgage interest rates.
–The benefit for credit losses was $0.6 billion for 2Q 2023, primarily driven by a credit reserve release due to improvements in observed and forecasted house price appreciation. The provision for credit losses of $0.3 billion for 2Q 2022 was primarily driven by a credit reserve build due to portfolio growth and deterioration in forecasted economic conditions.
■ YTD 2023 vs. YTD 2022
●    Net income of $4.1 billion, down 27% year-over-year.
–Net revenues were $8.6 billion, down 15% year-over-year.
◦Net interest income was $8.6 billion for YTD 2023, up 3% year-over-year, primarily driven by mortgage portfolio growth, higher average portfolio guarantee fee rates, and higher investments net interest income due to higher interest rates. These increases were partially offset by lower deferred fee income due to slower prepayments as a result of higher mortgage interest rates.
◦Non-interest income of $1.7 billion for YTD 2022 was primarily driven by spread-related gains on commitments to hedge the securitization pipeline during that period.
–The benefit for credit losses was $0.3 billion and $0.5 billion for YTD 2023 and YTD 2022, respectively. The benefit for credit losses for YTD 2023 was primarily driven by a credit reserve release due to improvements in forecasted house price appreciation. The benefit for credit losses for YTD 2022 was primarily driven by a credit reserve release due to improvements in observed house price appreciation.

Freddie Mac 2Q 2023 Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The charts, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity
(In billions)
Total Number of Rental Units Financed(1)
(In thousands)
(1) Includes rental units financed by supplemental loans.

■    As of June 30, 2023, the Multifamily new business activity was $19 billion, down 37% year-over-year, as our new business activity was lower as higher mortgage interest rates and greater market uncertainty have reduced demand for multifamily financing. Approximately 66% of this activity, based on UPB, was mission-driven, affordable housing.
■    Our index lock agreements and outstanding commitments to purchase or guarantee multifamily assets were $17.1 billion and $19.4 billion as of June 30, 2023 and June 30, 2022, respectively.

Freddie Mac 2Q 2023 Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Portfolio

Mortgage Portfolio
(In billions)
Guarantee Portfolio
(In billions)
■    Our Multifamily mortgage portfolio was $427 billion at June 30, 2023, up 3% year-over-year, as portfolio growth has moderated in recent periods due to the slowdown in new business activity. Our guarantee portfolio was $366 billion at June 30, 2023, up 3% year-over-year, as our new securitization activities outpaced payoffs.
■    In addition to our Multifamily mortgage portfolio, we have investments in LIHTC fund partnerships with carrying values totaling $3.0 billion and $2.8 billion as of June 30, 2023 and December 31, 2022, respectively.

Freddie Mac 2Q 2023 Form 10-Q	20

Management's Discussion and Analysis	Our Business Segments | Multifamily

CRT Activities

UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    2Q 2023 vs. 2Q 2022 and YTD 2023 vs. YTD 2022
●    The UPB of mortgage loans covered by new CRT transactions and the maximum coverage decreased primarily due to fewer securitizations with subordination as a result of a smaller average held-for-sale securitization pipeline.
See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our Multifamily mortgage portfolio.

Freddie Mac 2Q 2023 Form 10-Q	21

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the results of operations for our Multifamily segment. See Note 11 for additional information about segment financial results.
Table 12 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2023	2Q 2022	$	%	YTD 2023	YTD 2022	$	%
Net interest income	$228	$224	$4	2%	$433	$522	($89)	(17)%
Non-interest income	751	309	442	143	1,170	643	527	82
Net revenues	979	533	446	84	1,603	1,165	438	38
(Provision) benefit for credit losses	(101)	(9)	(92)	(1,022)	(178)	(3)	(175)	(5,833)
Non-interest expense	(176)	(166)	(10)	(6)	(325)	(320)	(5)	(2)
Income before income tax expense	702	358	344	96	1,100	842	258	31
Income tax expense	(139)	(73)	(66)	(90)	(219)	(170)	(49)	(29)
Net income	563	285	278	98	881	672	209	31
Other comprehensive income (loss), net of taxes and reclassification adjustments	(56)	(71)	15	21	(1)	(179)	178	99
Comprehensive income	$507	$214	$293	137%	$880	$493	$387	78%
Key Business Drivers:
■    2Q 2023 vs. 2Q 2022
●    Net income of $0.6 billion, up 98% year-over-year.
–Net revenues were $1.0 billion, up 84% year-over-year.
–Non-interest income was $0.8 billion, up 143% year-over-year, driven by higher guarantee income and higher net investment gains. Guarantee income increased primarily due to lower fair value losses on guarantee assets as a result of smaller interest rate increases. Net investment gains increased primarily due to fair value gains from interest-rate risk management activities.
–Provision for credit losses was $0.1 billion for 2Q 2023, driven by a credit reserve build due to deterioration in forecasted multifamily market conditions and current loan performance.
■    YTD 2023 vs. YTD 2022
●    Net income of $0.9 billion, up 31% year-over-year.
–Net revenues were $1.6 billion, up 38% year-over-year.
–Net interest income was $0.4 billion, down 17% year-over-year, primarily due to lower prepayment income driven by higher mortgage interest rates.
–Non-interest income was $1.2 billion, up 82% year-over-year, driven by higher guarantee income and higher net investment gains. Guarantee income increased primarily due to lower fair value losses on guarantee assets as a result of smaller interest rate increases. Net investment gains increased primarily due to fair value gains from interest rate risk management activities.
–Provision for credit losses was $0.2 billion for YTD 2023, driven by a credit reserve build due to increased uncertainty in forecasted economic conditions and multifamily market conditions as well as deterioration in loan performance.

Freddie Mac 2Q 2023 Form 10-Q	22

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
To achieve our mission, we take risks as an integral part of our business activities. We are exposed to the following key types of risk: credit risk, market risk, liquidity risk, operational risk, compliance risk, legal risk, strategic risk, and reputation risk.
Credit Risk
Allowance for Credit Losses

The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 13 - Allowance for Credit Losses Activity

	2Q 2023			2Q 2022			YTD 2023			YTD 2022
(Dollars in millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Allowance for credit losses:
Beginning balance	$8,097	$224	$8,321	$4,849	$72	$4,921	$7,746	$147	$7,893	$5,440	$78	$5,518
Provision (benefit) for credit losses	(638)	101	(537)	298	9	307	(320)	178	(142)	(533)	3	(530)
Charge-offs	(111)	—	(111)	(107)	—	(107)	(201)	—	(201)	(280)	—	(280)
Recoveries collected	29	—	29	43	—	43	61	—	61	95	—	95
Net charge-offs	(82)	—	(82)	(64)	—	(64)	(140)	—	(140)	(185)	—	(185)
Other(1)	80	—	80	259	—	259	171	—	171	620	—	620
Ending balance	$7,457	$325	$7,782	$5,342	$81	$5,423	$7,457	$325	$7,782	$5,342	$81	$5,423

Average loans outstanding during the period(2)	$2,991,397	$48,309	$3,039,706	$2,917,015	$29,805	$2,946,820	$2,988,562	$48,029	$3,036,591	$2,892,734	$28,942	$2,921,676
Net charge-offs to average loans outstanding	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.01%	—%	0.01%

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$7,088	$251	$7,339	$4,904	$35	$4,939
Other(3)	369	74	443	438	46	484
Total ending balance	$7,457	$325	$7,782	$5,342	$81	$5,423
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of held-for-investment loans for which we have not elected the fair value option.
(3)Includes allowance for credit losses related to advances of pre-foreclosure costs, accrued interest receivable on mortgage loans, and off-balance sheet credit exposures.

Freddie Mac 2Q 2023 Form 10-Q	23

Management's Discussion and Analysis	Risk Management
Table 14 - Allowance for Credit Losses Ratios

	June 30, 2023			December 31, 2022
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.24%	0.50%	0.24%	0.25%	0.16%	0.24%
Non-accrual loans to total loans outstanding	0.43	0.11	0.42	0.34	0.09	0.33
Allowance for credit losses to non-accrual loans	55.15	448.21	56.86	72.45	183.33	72.91
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$7,088	$251	$7,339	$7,314	$77	$7,391
Total loans outstanding(2)	2,998,784	49,800	3,048,584	2,981,401	47,094	3,028,495
Non-accrual loans(2)	12,852	56	12,908	10,095	42	10,137
(1)Represents allowance for credit losses on held-for-investment loans for which we have not elected the fair value option.
(2)Based on amortized cost basis of held-for-investment loans for which we have not elected the fair value option.
The ratio of allowance for credit losses to non-accrual loans decreased as of June 30, 2023 compared to December 31, 2022, primarily driven by a credit reserve release in Single-Family due to improvements in forecasted house price appreciation.
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
The charts below show the credit profile of the single-family loans we purchased or guaranteed. The average original LTV increased year-over-year due to the increase in the percentage of loan acquisitions related to home purchases as home purchase loans typically have higher LTV ratios than refinance loans. The percentage of loans with a DTI ratio greater than 45% also increased year-over-year due to changes in market conditions, such as increasing house prices and higher mortgage interest rates in recent quarters, and changes in our purchase guidelines in support of mission-driven activities.
We have observed an increase in serious delinquency rates on certain recently acquired loans. We have updated our purchase guidelines on refinance loans with certain higher risk characteristics that are designed to partially balance our credit risk exposure while supporting affordable housing in a responsible manner.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion).

Freddie Mac 2Q 2023 Form 10-Q	24

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 15 - Single-Family New Business Activity

	2Q 2023		2Q 2022		YTD 2023		YTD 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year or more, amortizing fixed-rate	$78,730	95%	$124,910	91%	$134,199	95%	$306,887	89%
15-year or less, amortizing fixed-rate	3,038	4	11,084	8	5,252	4	34,568	10
Adjustable-rate	1,082	1	1,671	1	2,364	1	3,298	1
Total	$82,850	100%	$137,665	100%	$141,815	100%	$344,753	100%

Percentage of purchases
DTI ratio > 45%		26%		17%		25%		16%
Original LTV ratio > 90%		27		19		27		16
Transaction type:
Cash window		30		30		29		27
Guarantor swap		70		70		71		73
Property type:
Detached single-family houses and townhouses		91		92		91		93
Condominium or co-op		9		8		9		7
Occupancy type:
Primary residence		92		90		92		89
Second home		2		2		2		4
Investment property		6		8		6		7
Loan purpose:
Purchase		88		62		87		52
Cash-out refinance		8		28		9		31
Other refinance		4		10		4		17
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
Table 16 - Single-Family Mortgage Portfolio CRT Issuance

	2Q 2023		2Q 2022
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$48,444	$1,591	$111,412	$4,783
ACIS	7,593	293	37,700	1,489
Other	74	74	1,551	248
Total CRT issuance	$56,111	$1,958	$150,663	$6,520
Referenced footnotes are included after the year-to-date table.

Freddie Mac 2Q 2023 Form 10-Q	25

Management's Discussion and Analysis	Risk Management

	YTD 2023		YTD 2022
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$63,331	$2,202	$234,974	$9,871
ACIS	7,593	293	121,691	4,715
Other	120	120	1,697	394
Total CRT issuance	$71,044	$2,615	$358,362	$14,980
(1)    Represents the UPB of the assets included in the associated reference pool or securitization trust, as applicable.
(2)    For STACR transactions, represents the balance held by third parties at issuance. For ACIS transactions, represents the aggregate limit of insurance purchased from third parties at issuance.
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 17 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	June 30, 2023
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$624,103	21%	$160,625
STACR	1,209,492	40	34,255
ACIS	862,924	29	18,561
Other	40,380	1	11,097
Less: UPB with multiple credit enhancements and other reconciling items(4)	(873,061)	(29)	—
Single-Family mortgage portfolio - credit-enhanced	1,863,838	62	224,538
Single-Family mortgage portfolio - non-credit-enhanced	1,140,406	38	N/A
Total	$3,004,244	100%	$224,538

	December 31, 2022
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$609,123	21%	$155,022
STACR	1,188,017	40	35,111
ACIS	938,409	31	19,774
Other	41,572	1	11,105
Less: UPB with multiple credit enhancements and other reconciling items(4)	(945,062)	(32)	—
Single-Family mortgage portfolio - credit-enhanced	1,832,059	61	221,012
Single-Family mortgage portfolio - non-credit-enhanced	1,153,986	39	N/A
Total	$2,986,045	100%	$221,012
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

Freddie Mac 2Q 2023 Form 10-Q	26

Management's Discussion and Analysis	Risk Management

Table 18 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	June 30, 2023		December 31, 2022
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	21%	0.91%	21%	1.05%
CRT and other	56	0.58	56	0.68
Non-credit-enhanced	38	0.48	39	0.57
Total	N/A	0.56	N/A	0.66
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements, net of allowance, was $0.3 billion and $0.4 billion as of June 30, 2023 and December 31, 2022, respectively.
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
Loan Characteristics
The table below contains details of the characteristics of the loans in our Single-Family mortgage portfolio.
Table 19 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	June 30, 2023
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2023	$114,995	750	748	79%	78%
2022	447,722	745	746	76	72
2021	1,019,158	752	757	71	57
2020	747,307	761	768	71	49
2019	125,312	746	753	76	48
2018 and prior	549,750	737	751	75	34
Total	$3,004,244	750	756	73	54

	December 31, 2022
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2022	$438,339	745	742	76%	74%
2021	1,054,844	752	758	71	59
2020	776,425	761	766	71	51
2019	131,637	746	752	76	50
2018	52,921	736	736	76	47
2017 and prior	531,879	737	752	75	34
Total	$2,986,045	750	756	73	54
(1)Original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition, and therefore the original credit scores also represent the current credit scores.

Freddie Mac 2Q 2023 Form 10-Q	27

Management's Discussion and Analysis	Risk Management

The following table presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 20 - Single-Family Mortgage Portfolio Attribute Combinations(1)

		June 30, 2023
		CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score		% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	< 620	42%	0.17%	17%	0.23%	4%	0.27%	2%	0.23%	—%	NM	65%	0.19%
700 to 739		13	0.56	6	0.72	1	0.75	1	0.57	—	NM	21	0.61
680 to 699		4	0.93	2	1.27	—	NM	—	NM	—	NM	6	1.03
660 to 679		3	1.36	1	1.76	—	NM	—	NM	—	NM	4	1.46
620 to 659		2	2.07	1	2.81	—	NM	—	NM	—	NM	3	2.21
Less than 620		1	4.77	—	NM	—	NM	—	NM	—	NM	1	5.19
Total		65%	0.53	27%	0.63	5%	0.64	3%	0.48	—%	NM	100%	0.56

	December 31, 2022
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	40%	0.22%	18%	0.25%	4%	0.23%	2%	0.16%	—%	NM	64%	0.23%
700 to 739	12	0.70	6	0.75	2	0.72	1	0.38	—	NM	21	0.71
680 to 699	5	1.16	2	1.28	—	NM	—	NM	—	NM	7	1.18
660 to 679	3	1.65	1	1.77	—	NM	—	NM	—	NM	4	1.68
620 to 659	2	2.46	1	2.78	—	NM	—	NM	—	NM	3	2.54
Less than 620	1	5.97	—	NM	—	NM	—	NM	—	NM	1	6.52
Total	63%	0.66	28%	0.67	6%	0.60	3%	0.37	—%	NM	100%	0.66
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
See Note 12 for more information about the geographic distribution of our Single-Family mortgage portfolio.

Freddie Mac 2Q 2023 Form 10-Q	28

Management's Discussion and Analysis	Risk Management

Delinquency Rates
We report Single-Family delinquency rates based on the number of loans in our Single-Family mortgage portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our Single-Family mortgage portfolio.
The chart below shows the delinquency rates of mortgage loans in our Single-Family mortgage portfolio.

Single-Family Delinquency Rates

0.81%
0.79%
0.94%
0.76%
0.88%
0.76%
0.67%
0.66%
0.62%
0.56%
0.19%
0.20%
0.24%
0.20%
0.21%
2Q22
3Q22
4Q22
1Q23
2Q23
One month past due
Two months past due
Seriously delinquent

Our Single-Family serious delinquency rate has declined below pre-pandemic levels to 0.56% as of June 30, 2023, compared to 0.76% as of June 30, 2022. See Note 3 for additional information on the payment status of our single-family mortgage loans.

Freddie Mac 2Q 2023 Form 10-Q	29

Management's Discussion and Analysis	Risk Management

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
Table 21 - Multifamily Mortgage Portfolio CRT Issuance

	2Q 2023		2Q 2022		YTD 2023		YTD 2022
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Subordination	$8,626	$610	$14,781	$940	$14,775	$1,035	$28,886	$1,914
SCR	7,636	102	5,982	141	8,802	207	5,982	141
MCIP	7,636	188	5,982	200	7,636	188	5,982	200
Lender risk-sharing	321	32	214	26	560	80	214	26
Less: UPB with more than one type of CRT	(7,636)	—	(5,982)	—	(7,636)	—	(5,982)	—
Total CRT issuance	$16,583	$932	$20,977	$1,307	$24,137	$1,510	$35,082	$2,281
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
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we obtain various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type is subordination, which is created through our senior subordinate securitization transactions. As of June 30, 2023 and December 31, 2022, our maximum coverage provided by subordination in nonconsolidated VIEs was $40.2 billion and $41.7 billion, respectively.

Freddie Mac 2Q 2023 Form 10-Q	30

Management's Discussion and Analysis	Risk Management

The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 22 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	June 30, 2023		December 31, 2022
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$353,800	0.21%	$358,813	0.12%
Other	47,762	0.26	38,870	0.12
Total credit-enhanced	401,562	0.22	397,683	0.12
Non-credit-enhanced	25,636	0.16	31,619	0.08
Total	$427,198	0.21	$429,302	0.12
The Multifamily delinquency rate increased to 0.21% at June 30, 2023, primarily driven by an increase in delinquent loans in our senior housing loan portfolio. 95% of the delinquent loans in the Multifamily mortgage portfolio have credit enhancement coverage while 94% of all loans in the Multifamily mortgage portfolio have credit enhancement coverage.
The table below contains details on the loans underlying our Multifamily mortgage portfolio that are not credit-enhanced.
Table 23 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	June 30, 2023		December 31, 2022
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Mortgage loans held-for-sale	$8,317	—%	$9,138	0.29%
Mortgage loans held-for-investment:
Held by Freddie Mac	10,219	0.28	15,468	—
Held by consolidated trusts	4,845	0.27	4,665	—
Other mortgage-related guarantees	2,255	—	2,348	—
Total	$25,636	0.16	$31,619	0.08
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

Freddie Mac 2Q 2023 Form 10-Q	31

Management's Discussion and Analysis	Risk Management
Table 24 - PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	June 30, 2023			December 31, 2022
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the yield curve, (gains) losses on:(1)
Assets:
Investments	$381	$3,170	$6,225	$362	($3,131)	($6,340)
Guarantees(2)	(77)	(493)	(947)	(93)	512	1,090
Total assets	304	2,677	5,278	269	(2,619)	(5,250)
Liabilities	87	(1,802)	(3,635)	68	1,958	3,912
Derivatives	(389)	(895)	(1,749)	(336)	648	1,278
Total	$2	($20)	($106)	$1	($13)	($60)
PVS	$2	$—	$—	$1	$—	$—
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
(2)Represents the interest-rate risk from our guarantees, which include buy-ups, float, and upfront fees (including buy-downs).
Table 25 - Duration Gap and PVS Results

	2Q 2023			2Q 2022
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.1	$2	$5	(0.1)	$7	$6
Minimum	(0.1)	—	—	(0.4)	—	—
Maximum	0.3	6	31	0.1	18	29
Standard deviation	0.1	2	9	0.1	5	9

	YTD 2023			YTD 2022
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	—	$2	$4	—	$8	$8
Minimum	(0.2)	—	—	(0.4)	—	—
Maximum	0.3	9	31	0.4	18	77
Standard deviation	0.1	2	8	0.2	5	15
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 26 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
June 30, 2023	874	—	(874)
December 31, 2022(1)	645	—	(645)
(1)Before derivatives, our adverse PVS-L rate movement was -50 whereas after derivatives our adverse PVS-L rate movement was +50 bps.

Freddie Mac 2Q 2023 Form 10-Q	32

Management's Discussion and Analysis	Risk Management
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
Table 27 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	June 30, 2023	June 30, 2022
Interest Rate Scenarios(1)
Parallel yield curve shifts:
+100 basis points	($44)	$76
-100 basis points	44	(76)
Non-parallel yield curve shifts - long-term interest rates:
+100 basis points	130	114
-100 basis points	(130)	(114)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 basis points	(175)	(38)
-100 basis points	175	38
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

Freddie Mac 2Q 2023 Form 10-Q	33

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Table 28 - Liquidity Sources

(In millions)	June 30, 2023(1)	December 31, 2022(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$133,338	$114,339	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage Loans and Mortgage-Related Securities	25,524	25,853	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
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
Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $4.6 billion and $5.0 billion as of June 30, 2023 and December 31, 2022, respectively. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for more information about our other investments portfolio.
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

Freddie Mac 2Q 2023 Form 10-Q	34

Management's Discussion and Analysis	Liquidity and Capital Resources
Primary Sources of Funding

The following table lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 29 - Funding Sources

(In millions)	June 30, 2023(1)	December 31, 2022(1)	Description
Debt of Freddie Mac	$181,808	$166,762	Debt of Freddie Mac is used to fund our business activities.
Debt of Consolidated Trusts	3,007,278	2,979,070	Debt of consolidated trusts is used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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
Table 30 - Debt of Freddie Mac Activity

	2Q 2023		2Q 2022
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$8,716	4.36%	$3,300	0.25%
Issuances	28,030	4.65	2,165	1.45
Repayments	—	—	—	—
Maturities	(25,360)	4.31	(2,350)	0.17
Ending balance	11,386	5.08	3,115	1.14

Securities sold under agreements to repurchase	9,168	4.99	9,977	1.06
Offsetting arrangements	(9,168)	—	(9,977)	—
Securities sold under agreements to repurchase, net	—	—	—	—
Total short-term debt	11,386	5.08	3,115	1.14

Long-term:
Beginning balance	181,384	2.51	164,876	1.21
Issuances	20,341	5.44	15,262	3.28
Repayments	(4,020)	5.12	(71)	4.36
Maturities	(17,131)	0.83	(14,634)	0.42
Total long-term debt	180,574	3.21	165,433	1.52
Total debt of Freddie Mac, net	$191,960	3.32%	$168,548	1.52%
Referenced footnote is included after the year-to-date table.

Freddie Mac 2Q 2023 Form 10-Q	35

Management's Discussion and Analysis	Liquidity and Capital Resources

	YTD 2023		YTD 2022
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$7,716	3.49%	$—	—%
Issuances	78,769	4.35	7,718	0.51
Repayments	—	—	—	—
Maturities	(75,099)	4.13	(4,603)	0.09
Ending balance	11,386	5.08	3,115	1.14

Securities sold under agreements to repurchase	9,168	4.99	9,977	1.06
Offsetting arrangements	(9,168)	—	(9,977)	—
Securities sold under agreements to repurchase, net	—	—	—	—
Total short-term debt	11,386	5.08	3,115	1.14

Long-term:
Beginning balance	170,363	2.22	181,613	1.11
Issuances	34,533	5.40	17,072	3.17
Repayments	(6,511)	5.43	(1,905)	3.03
Maturities	(17,811)	0.86	(31,347)	0.26
Total long-term debt	180,574	3.21	165,433	1.52
Total debt of Freddie Mac, net	$191,960	3.32%	$168,548	1.52%
(1)Average rate is weighted based on par value.
Total debt issuance increased in 2Q 2023 compared to 2Q 2022 to provide additional liquidity due to the uncertainty created by the debate about increasing the federal debt ceiling. Total debt issuance during YTD 2023 increased compared to YTD 2022 due to the uncertainty related to the federal debt ceiling as well as to fund upcoming debt maturities and anticipated calls of outstanding debt during 1Q 2023. As of June 30, 2023, our aggregate indebtedness pursuant to the Purchase Agreement was $192.0 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Maturity and Redemption Dates
The following table presents the par value of debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.
Table 31 - Maturity and Redemption Dates

	As of June 30, 2023		As of December 31, 2022
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Debt of Freddie Mac(1):
1 year or less	$68,239	$170,255	$60,534	$156,515
1 year through 2 years	40,124	6,100	32,261	3,820
2 years through 3 years	47,119	9,893	51,658	13,071
3 years through 4 years	7,630	106	5,739	212
4 years through 5 years	8,783	364	7,603	170
Thereafter	26,293	11,470	27,623	11,630
STACR and SCR debt(2)	2,940	2,940	4,652	4,652
Total debt of Freddie Mac	$201,128	$201,128	$190,070	$190,070
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

Freddie Mac 2Q 2023 Form 10-Q	36

Management's Discussion and Analysis	Liquidity and Capital Resources

Debt of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt of consolidated trusts, which relates to securitization transactions that we consolidate for accounting purposes. We primarily issue this type of debt by securitizing mortgage loans to fund our Single-Family guarantee activities.
The table below shows activity for the debt of consolidated trusts.
Table 32 - Debt of Consolidated Trusts Activity

(In millions)	2Q 2023	2Q 2022	YTD 2023	YTD 2022
Beginning balance	$2,938,721	$2,835,071	$2,929,567	$2,732,056
Issuances	114,546	203,919	201,567	499,166
Repayments and extinguishments	(92,271)	(161,268)	(170,138)	(353,500)
Ending balance	2,960,996	2,877,722	2,960,996	2,877,722
Unamortized premiums and discounts	46,282	56,393	46,282	56,393
Debt of consolidated trusts	$3,007,278	$2,934,115	$3,007,278	$2,934,115
Credit Ratings

On May 25, 2023, Fitch changed our credit rating Outlook from Stable to Negative Watch due to the uncertainty created by the debate about increasing the federal debt ceiling. For additional information on our credit ratings, see MD&A - Liquidity and Capital Resources in our 2022 Annual Report.
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
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) increased slightly from $5.3 billion as of June 30, 2022 to $5.5 billion as of June 30, 2023.

Freddie Mac 2Q 2023 Form 10-Q	37

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources
The table below presents activity related to our net worth.
Table 33 - Net Worth Activity

(In millions)	2Q 2023	2Q 2022	YTD 2023	YTD 2022
Beginning balance	$39,067	$31,711	$37,018	$28,033
Comprehensive income	2,890	2,387	4,939	6,065
Capital draw from Treasury	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—
Total equity / net worth	$41,957	$34,098	$41,957	$34,098

Remaining Treasury funding commitment	$140,162	$140,162	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	111,715	104,359	111,715	104,359
ERCF

The charts below present the ERCF capital adequacy requirements under the risk-based capital requirement (CET1 capital ratio relative to RWA) and leverage capital requirement (Tier 1 capital ratio relative to ATA).
Risk-Based Capital Requirement: CET1 Capital Ratio

10.1%
9.9%
2.6%
3.0%
4.5%
2.5%
2.9%
4.5%
12/31/22
06/30/23
Minimum requirement
Stress capital buffer
Stability capital buffer

Leverage Capital Requirement: Tier 1 Capital Ratio

2.8%
0.3%
2.5%
2.8%
0.3%
2.5%
12/31/22
06/30/23
Minimum requirement
PLBA

Freddie Mac 2Q 2023 Form 10-Q	38

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Metrics
The table below presents the components of our regulatory capital.
Table 34 - Regulatory Capital Components

(In billions)	June 30, 2023	December 31, 2022
Total equity	$42	$37
Less:
Senior preferred stock	73	73
Preferred stock	14	14
Common equity	(45)	(50)
Less: deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	5	5
Common equity Tier 1 capital	(50)	(55)
Add: Preferred stock	14	14
Tier 1 capital	(36)	(41)
Tier 2 capital adjustments	—	—
Adjusted total capital	($36)	($41)
The table below presents the components of our statutory capital.
Table 35 - Statutory Capital Components

(In billions)	June 30, 2023	December 31, 2022
Total equity	$42	$37
Less:
Senior preferred stock	73	73
AOCI, net of taxes	—	(1)
Core capital	(31)	(35)
General allowance for foreclosure losses(1)	8	8
Total capital	($23)	($27)
(1)Represents our allowance for credit losses.

Freddie Mac 2Q 2023 Form 10-Q	39

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 36 - Capital Metrics Under ERCF

(In billions)		June 30, 2023		December 31, 2022
Adjusted total assets			$3,744	$3,710
Risk-weighted assets (standardized approach):
Credit risk			802	778
Market risk			57	51
Operational risk			70	70
Total risk-weighted assets			$929	$899

(In billions)		June 30, 2023		December 31, 2022
Stress capital buffer			$28	$27
Stability capital buffer			23	23
Countercyclical capital buffer amount			—	—
PCCBA			$51	$50
PLBA			$11	$11

	June 30, 2023
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$74	N/A	$74	($23)	($97)
CET1 capital	42	$51	93	(50)	(143)
Tier 1 capital	56	51	107	(36)	(143)
Adjusted total capital	74	51	125	(36)	(161)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(2.4)%	(10.4)%
CET1 capital	4.5	5.4%	9.9	(5.4)	(15.3)
Tier 1 capital	6.0	5.4	11.4	(3.9)	(15.3)
Adjusted total capital	8.0	5.4	13.4	(3.9)	(17.3)
Leverage capital amounts:
Core capital	$94	N/A	$94	($31)	($125)
Tier 1 capital	94	$11	105	(36)	(141)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.8)%	(3.3)%
Tier 1 capital	2.5	0.3%	2.8	(1.0)	(3.8)
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2023 Form 10-Q	40

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2022
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$72	N/A	$72	($27)	($99)
CET1 capital	40	$50	90	(55)	(145)
Tier 1 capital	54	50	104	(41)	(145)
Adjusted total capital	72	50	122	(41)	(163)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(3.1)%	(11.1)%
CET1 capital	4.5	5.6%	10.1	(6.2)	(16.3)
Tier 1 capital	6.0	5.6	11.6	(4.6)	(16.2)
Adjusted total capital	8.0	5.6	13.6	(4.6)	(18.2)
Leverage capital amounts:
Core capital	$93	N/A	$93	($35)	($128)
Tier 1 capital	93	$11	104	(41)	(145)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(1.0)%	(3.5)%
Tier 1 capital	2.5	0.3%	2.8	(1.1)	(3.9)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At June 30, 2023, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our capital amounts and ratios under the ERCF.

Freddie Mac 2Q 2023 Form 10-Q	41

Management's Discussion and Analysis	Critical Accounting Estimates
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
Table 37 - Forecasted House Price Growth Rates

	12-Month Forward	13- to 24-Month Forward
June 30, 2023	0.8%	0.9%
March 31, 2023	(2.9)	(1.3)
December 31, 2022	(3.0)	(1.8)

Freddie Mac 2Q 2023 Form 10-Q	42

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Targeted Changes to Enterprise Pricing Framework

In January 2023, FHFA announced further changes to Freddie Mac’s single-family pricing framework by introducing, among other things, a new upfront fee for certain borrowers with a DTI ratio above 40 percent. In March 2023, FHFA announced that it would delay the effective date of the DTI ratio-based fee by three months from May 1, 2023, to August 1, 2023. On May 10, 2023, FHFA announced the rescission of the DTI ratio-based upfront fee for loans acquired by Freddie Mac.
On May 15, 2023, FHFA issued a Request for Input (RFI) on Freddie Mac’s single-family pricing framework. The RFI solicits public feedback on the goals and policy priorities that FHFA should pursue in its oversight of the pricing framework. FHFA also seeks input on the process for setting the Enterprises’ single-family upfront guarantee fees, including whether it is appropriate to continue to link upfront guarantee fees to the ERCF, which has a significant impact on the risk-based pricing component of the Enterprises’ guarantee fees.
Request for Input on Multifamily Tenant Protections

On May 30, 2023, FHFA issued an RFI on tenant protections at multifamily properties with mortgages backed by Freddie Mac. This RFI will assist FHFA in exploring possible ways that we could advance our mission. Specifically, the RFI seeks: (1) to collect information that highlights tenants’ experiences and stakeholders’ perspectives to explore challenges faced at multifamily properties; and (2) to solicit ideas for improved data collection to better quantify the size and scope of the issues experienced by tenants.
Quality Control Standards for Automated Valuation Models

On June 21, 2023, six federal regulatory agencies, including FHFA, requested public comment on a proposed rule designed to ensure the credibility and integrity of models used in real estate valuations. In particular, the proposed rule would implement quality control standards for automated valuation models (AVMs) used by mortgage originators and secondary market issuers in valuing real estate collateral securing mortgage loans. The proposed standards are designed to ensure a high level of confidence in the estimates produced by AVMs; help protect against the manipulation of data; seek to avoid conflicts of interest; require random sample testing and reviews; and promote compliance with applicable nondiscrimination laws.
Legislative and Regulatory Developments
Middle Class Borrower Protection Act of 2023

On June 23, 2023, the House of Representatives passed the Middle Class Borrower Protection Act of 2023. The bill would require FHFA to reverse the changes in fees charged by Freddie Mac and Fannie Mae on certain single-family mortgages and would restrict future fee adjustments. If the bill becomes law, the fee structure that was in place prior to May 1, 2023 would be reinstated and would stay in place until the U.S. Government Accountability Office completes an assessment of the current fee structure and releases its report, 90 days after which FHFA may propose adjustments to the fee structure. FHFA would be required to follow the Administrative Procedure Act requirements as closely as practical when proposing adjustment to the fee structure. Any loan-level pricing adjustment fees based on a mortgagor’s debt to income ratio would be prohibited. The bill has been received in the Senate and referred to the Senate Banking, Housing, and Urban Affairs Committee.

Freddie Mac 2Q 2023 Form 10-Q	43

Management's Discussion and Analysis	Forward-Looking Statements

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

Freddie Mac 2Q 2023 Form 10-Q	44

Management's Discussion and Analysis	Forward-Looking Statements

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
■ The adverse consequences on our business and operations that may occur from the discontinuance of LIBOR and the transition to SOFR as the replacement;
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

Freddie Mac 2Q 2023 Form 10-Q	45

Financial Statements

Financial Statements

Freddie Mac 2Q 2023 Form 10-Q	46

Financial Statements	Condensed Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(In millions, except share-related amounts)	2Q 2023	2Q 2022	YTD 2023	YTD 2022
Net interest income
Interest income	$25,755	$20,008	$50,742	$37,748
Interest expense	(21,232)	(15,249)	(41,718)	(28,885)
Net interest income	4,523	4,759	9,024	8,863

Non-interest income
Guarantee income	309	205	775	275
Investment gains, net	411	321	186	1,834
Other income	96	119	181	278
Non-interest income	816	645	1,142	2,387
Net revenues	5,339	5,404	10,166	11,250

(Provision) benefit for credit losses	537	(307)	142	530

Non-interest expense
Salaries and employee benefits	(405)	(376)	(779)	(732)
Credit enhancement expense	(590)	(558)	(1,120)	(1,017)
Benefit for (decrease in) credit enhancement recoveries	(108)	(1)	(59)	(18)
Legislative assessments expense	(751)	(748)	(1,486)	(1,507)
Other expense	(350)	(337)	(692)	(678)
Non-interest expense	(2,204)	(2,020)	(4,136)	(3,952)

Income before income tax expense	3,672	3,077	6,172	7,828
Income tax expense	(728)	(624)	(1,233)	(1,577)
Net income	2,944	2,453	4,939	6,251
Other comprehensive income (loss), net of taxes and reclassification adjustments	(54)	(66)	—	(186)
Comprehensive income	$2,890	$2,387	$4,939	$6,065

Net income	$2,944	$2,453	$4,939	$6,251
Amounts attributable to senior preferred stock	(2,890)	(2,387)	(4,939)	(6,065)
Net income attributable to common stockholders	$54	$66	$—	$186
Net income per common share	$0.02	$0.02	$—	$0.06
Weighted average common shares (in millions)	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2023 Form 10-Q	47

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except share-related amounts)	2023	2022
Assets
Cash and cash equivalents (includes $793 and $707 of restricted cash and cash equivalents)	$5,514	$6,360
Securities purchased under agreements to resell	112,386	87,295
Investment securities, at fair value	41,629	38,701
Mortgage loans held-for-sale (includes $5,712 and $3,218 at fair value)	11,695	12,197
Mortgage loans held-for-investment (net of allowance for credit losses of $7,339 and $7,391 and includes $1,359 and $1,214 at fair value)	3,042,604	3,022,318
Accrued interest receivable, net	9,081	8,529
Deferred tax assets, net	5,237	5,777
Other assets (includes $5,840 and $5,890 at fair value)	22,810	27,156
Total assets	$3,250,956	$3,208,333
Liabilities and equity
Liabilities
Accrued interest payable	$8,049	$7,309
Debt (includes $1,995 and $3,047 at fair value)	3,189,086	3,145,832
Other liabilities (includes $1,017 and $759 at fair value)	11,864	18,174
Total liabilities	3,208,999	3,171,315
Commitments and contingencies (Notes 4, 8, 14)
Equity
Senior preferred stock (liquidation preference of $111,715 and $107,878)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(40,727)	(45,666)
AOCI, net of taxes, related to:
Available-for-sale securities	(88)	(84)
Other	(100)	(104)
AOCI, net of taxes	(188)	(188)
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	41,957	37,018
Total liabilities and equity	$3,250,956	$3,208,333
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	June 30,	December 31,
(In millions)	2023	2022
Assets:
Cash and cash equivalents (includes $700 and $610 of restricted cash and cash equivalents)	$701	$611
Securities purchased under agreements to resell	11,265	9,703
Investment securities, at fair value	94	126
Mortgage loans held-for-investment, net	2,995,770	2,971,601
Accrued interest receivable, net	8,288	7,944
Other assets	6,653	5,019
Total assets of consolidated VIEs	$3,022,771	$2,995,004
Liabilities:
Accrued interest payable	$7,014	$6,619
Debt	3,007,278	2,979,070
Total liabilities of consolidated VIEs	$3,014,292	$2,985,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2023 Form 10-Q	48

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at March 31, 2023	1	464	650	$72,648	$14,109	$—	($43,671)	($134)	($3,885)	$39,067
Comprehensive income:
Net income	—	—	—	—	—	—	2,944	—	—	2,944
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $15 million)	—	—	—	—	—	—	—	(55)	—	(55)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $0 million)	—	—	—	—	—	—	—	(1)	—	(1)
Other (net of taxes of $0 million)	—	—	—	—	—	—	—	2	—	2
Comprehensive income	—	—	—	—	—	—	2,944	(54)	—	2,890
Ending balance at June 30, 2023	1	464	650	$72,648	$14,109	$—	($40,727)	($188)	($3,885)	$41,957

Balance at March 31, 2022	1	464	650	$72,648	$14,109	$—	($51,195)	$34	($3,885)	$31,711
Comprehensive income:
Net income	—	—	—	—	—	—	2,453	—	—	2,453
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $19 million)	—	—	—	—	—	—	—	(71)	—	(71)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $1 million)	—	—	—	—	—	—	—	3	—	3
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	2	—	2
Comprehensive income	—	—	—	—	—	—	2,453	(66)	—	2,387
Ending balance at June 30, 2022	1	464	650	$72,648	$14,109	$—	($48,742)	($32)	($3,885)	$34,098

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2022	1	464	650	$72,648	$14,109	$—	($45,666)	($188)	($3,885)	$37,018
Comprehensive income:
Net income	—	—	—	—	—	—	4,939	—	—	4,939
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1 million)	—	—	—	—	—	—	—	(3)	—	(3)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $0 million)	—	—	—	—	—	—	—	(1)	—	(1)
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	4	—	4
Comprehensive income	—	—	—	—	—	—	4,939	—	—	4,939
Ending balance at June 30, 2023	1	464	650	$72,648	$14,109	$—	($40,727)	($188)	($3,885)	$41,957

Balance at December 31, 2021	1	464	650	$72,648	$14,109	$—	($54,993)	$154	($3,885)	$28,033
Comprehensive income:
Net income	—	—	—	—	—	—	6,251	—	—	6,251
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $52 million)	—	—	—	—	—	—	—	(194)	—	(194)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $1 million)	—	—	—	—	—	—	—	4	—	4
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	4	—	4
Comprehensive income	—	—	—	—	—	—	6,251	(186)	—	6,065
Ending balance at June 30, 2022	1	464	650	$72,648	$14,109	$—	($48,742)	($32)	($3,885)	$34,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2023 Form 10-Q	49

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2023	YTD 2022
Net cash provided by (used in) operating activities	$5,006	$7,783
Cash flows from investing activities
Investment securities:
Purchases	(69,402)	(80,629)
Proceeds from sales	56,879	74,416
Proceeds from maturities and repayments	9,373	7,993
Mortgage loans acquired held-for-investment:
Purchases	(48,969)	(96,257)
Proceeds from sales	4,634	2,159
Proceeds from repayments	121,259	211,698
Secured lending arrangements:
Advances	(47,709)	(104,516)
Proceeds from repayments	12	363
Net (increase) decrease in securities purchased under agreements to resell	(22,267)	(17,889)
Cash flows related to derivatives	1,654	3,424
Other, net	(221)	(237)
Net cash provided by (used in) investing activities	5,243	525
Cash flows from financing activities
Debt of consolidated trusts:
Proceeds from issuance	99,146	231,938
Repayments and redemptions	(121,120)	(234,680)
Debt of Freddie Mac:
Proceeds from issuance	113,098	24,803
Repayments	(99,255)	(37,903)
Net increase (decrease) in securities sold under agreements to repurchase	(2,824)	2,644
Other, net	(140)	(3)
Net cash provided by (used in) financing activities	(11,095)	(13,201)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(846)	(4,893)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	6,360	10,150
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$5,514	$5,257

Supplemental cash flow information
Cash paid for:
Debt interest	42,058	$36,287
Income taxes	700	1,500
Non-cash investing and financing activities (Notes 3 and 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2023 Form 10-Q	50

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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

Freddie Mac 2Q 2023 Form 10-Q	51

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
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
		January 1, 2023	The adoption of these amendments did not have a material effect on our consolidated financial statements. We adopted the guidance in this Update related to disclosures on a prospective basis.
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The amendments in this Update require disclosure of current period gross write-offs by year of origination for financing receivables within the scope of ASC Subtopic 326-20.	January 1, 2023 for the amendments related to disclosure of gross write-offs by year of origination.	The adoption of these amendments did not have a material effect on our consolidated financial statements. See Note 3 for additional disclosure of gross write-offs by year of origination.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments in this Update expand the use of the proportional amortization method of accounting to equity investments in other tax credit structures that meet certain conditions. This Update also amends those conditions primarily to assess projected benefits on a discounted basis and expands the disclosure requirements of those investments.	January 1, 2024	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 2Q 2023 Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
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
Table 2.1 - Nonconsolidated VIEs

	June 30, 2023
	Carrying Amounts of the Assets and Liabilities On the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$916	$171	$424	$30,593	$24,828
Resecuritization products(2)	7,135	76	618	114,359	114,359
CRT products(3)	—	163	142	31,399	63
Total Single-Family	8,051	410	1,184	176,351	139,250
Multifamily:
Securitization products(4)	7,161	4,872	4,718	355,723	315,542
CRT products(3)	—	2	5	1,165	4
Total Multifamily	7,161	4,874	4,723	356,888	315,546
Other	—	7	5	153	478
Total	$15,212	$5,291	$5,912	$533,392	$455,274
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2023 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

	December 31, 2022
	Carrying Amounts of the Assets and Liabilities On the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$965	$175	$436	$31,614	$25,772
Resecuritization products(2)	5,092	61	659	119,267	119,267
CRT products(3)	—	197	52	30,549	105
Total Single-Family	6,057	433	1,147	181,430	145,144
Multifamily:
Securitization products(4)	7,808	4,931	4,920	360,869	319,117
CRT products(3)	—	2	2	972	—
Total Multifamily	7,808	4,933	4,922	361,841	319,117
Other	—	8	5	185	435
Total	$13,865	$5,374	$6,074	$543,456	$464,696
(1)    Other assets primarily include our guarantee assets. Liabilities primarily include our guarantee obligations.
(2)    Total assets and maximum exposure to loss are based on the UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts. We exclude noncommingled resecuritization trusts from these amounts as we have already guaranteed the underlying collateral and therefore noncommingled resecuritizations do not involve any incremental assets or create any incremental exposure to credit risk. Total assets exclude $0.1 billion as of both June 30, 2023 and December 31, 2022, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.
(3) Maximum exposure to loss is based on our expected recovery receivables. We also have exposure to loss from our obligations to make certain payments to the VIE to support payment of the interest due on the notes issued by the VIE, which we account for as derivative instruments. The notional value of these derivative instruments is equal to the total assets of the VIE.
(4)    Includes total assets of $0.3 billion and $0.4 billion as of June 30, 2023 and December 31, 2022, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off.

Freddie Mac 2Q 2023 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	June 30, 2023			December 31, 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$3,231	$9,319	$12,550	$3,564	$9,544	$13,108
Cost basis and fair value adjustments, net	(686)	(169)	(855)	(696)	(215)	(911)
Total held-for-sale loans, net	2,545	9,150	11,695	2,868	9,329	12,197
Held-for-investment UPB	2,961,459	51,309	3,012,768	2,941,505	48,379	2,989,884
Cost basis and fair value adjustments, net(1)	37,325	(150)	37,175	39,896	(71)	39,825
Allowance for credit losses	(7,088)	(251)	(7,339)	(7,314)	(77)	(7,391)
Total held-for-investment loans, net(2)	2,991,696	50,908	3,042,604	2,974,087	48,231	3,022,318
Total mortgage loans, net	$2,994,241	$60,058	$3,054,299	$2,976,955	$57,560	$3,034,515
(1)Includes ($0.3) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method hedge relationships as of June 30, 2023.
(2)Includes $1.4 billion and $1.2 billion of multifamily held-for-investment loans for which we have elected the fair value option as of June 30, 2023 and December 31, 2022, respectively.
For the purposes of certain single-family mortgage loan disclosures below, we present loans by class of financing receivable type. Financing receivable classes used for disclosure consist of: "20- and 30-year or more, amortizing fixed-rate," "15-year or less, amortizing fixed-rate," and "adjustable-rate and other." The "other" class consists of Alt-A, interest-only, and option ARM loans.
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In millions)	2Q 2023	2Q 2022	YTD 2023	YTD 2022
Single-Family:
Purchases:
Held-for-investment loans	$82,850	$137,665	$141,815	$344,600
Sales of held-for-sale loans(1)	—	1,429	—	1,444
Multifamily:
Purchases:
Held-for-investment loans	4,661	2,957	8,010	5,522
Held-for-sale loans	7,398	11,372	10,093	23,639
Sales of held-for-sale loans(2)	8,626	14,899	14,776	29,191
(1)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(2)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates.

Freddie Mac 2Q 2023 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Reclassifications

The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the periods presented.
Table 3.3 - Loan Reclassifications(1)

	2Q 2023			2Q 2022
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$—	$—	$—	$325	$10	$—
Held-for-sale to held-for-investment(2)	—	—	—	75	(4)	3
Multifamily reclassifications from:
Held-for-investment to held-for-sale	735	1	(6)	386	1	—
Held-for-sale to held-for-investment(2)	161	—	—	39	—	—

	YTD 2023			YTD 2022
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$—	$—	$—	$573	$10	$—
Held-for-sale to held-for-investment(2)	48	4	4	137	(7)	3
Multifamily reclassifications from:
Held-for-investment to held-for-sale	5,466	2	(33)	701	1	—
Held-for-sale to held-for-investment(2)	722	—	16	285	—	—
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
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual(1)

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	June 30, 2023	March 31, 2023	2Q 2023	YTD 2023
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,989	$9,348	$28	$78
15-year or less, amortizing fixed-rate	540	434	1	2
Adjustable-rate and other	323	332	1	2
Total Single-Family	12,852	10,114	30	82
Total Multifamily	56	41	1	1
Total Single-Family and Multifamily	$12,908	$10,155	$31	$83
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2023 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	June 30, 2022	March 31, 2022	2Q 2022	YTD 2022
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,021	$13,831	$40	$80
15-year or less, amortizing fixed-rate	562	684	1	3
Adjustable-rate and other	435	580	1	3
Total Single-Family	12,018	15,095	42	86
Total Multifamily	42	42	—	—
Total Single-Family and Multifamily	$12,060	$15,137	$42	$86
(1)Excludes amounts related to loans for which we have elected the fair value option.
(2)Represents the amount of payments received during the period, including those received while the loans were on accrual status, for the held-for-investment loans on non-accrual status as of period end.
The table below provides the amount of accrued interest receivable, net presented on our condensed consolidated balance sheets and the amount of accrued interest receivable related to loans on non-accrual status at the end of the periods that was charged off.
Table 3.5 - Accrued Interest Receivable, Net and Related Charge-Offs

	Accrued Interest Receivable, Net		Accrued Interest Receivable Related Charge-Offs
(In millions)	June 30, 2023	December 31, 2022	2Q 2023	2Q 2022	YTD 2023	YTD 2022
Single-Family loans	$8,285	$7,967	($88)	($58)	($136)	($145)
Multifamily loans	234	220	—	—	—	—
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

Freddie Mac 2Q 2023 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	June 30, 2023
	Year of Origination						Total
(In millions)	2023	2022	2021	2020	2019	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$14,338	$76,635	$435,402	$510,674	$90,381	$429,346	$1,556,776
> 60 to 80	42,991	175,477	389,009	147,535	21,066	12,364	788,442
> 80 to 90	20,207	87,422	59,288	2,371	380	418	170,086
> 90 to 100	31,434	61,855	5,608	328	38	120	99,383
> 100	14	2,459	101	4	5	121	2,704
Total 20- and 30-year or more, amortizing fixed-rate	108,984	403,848	889,408	660,912	111,870	442,369	2,617,391
Current year-to-date gross write-offs(1)	—	5	11	3	2	20	41
15-year or less, amortizing fixed-rate
≤ 60	1,753	18,368	121,835	104,298	13,525	64,685	324,464
> 60 to 80	1,958	11,244	11,942	925	47	12	26,128
> 80 to 90	340	1,092	94	2	1	2	1,531
> 90 to 100	192	180	3	—	—	—	375
> 100	—	6	—	—	—	1	7
Total 15-year or less, amortizing fixed-rate	4,243	30,890	133,874	105,225	13,573	64,700	352,505
Current year-to-date gross write-offs(1)	—	—	1	—	—	—	1
Adjustable-rate and other
≤ 60	186	1,416	2,970	1,499	604	14,230	20,905
> 60 to 80	725	2,594	1,616	147	49	349	5,480
> 80 to 90	433	1,145	108	3	1	26	1,716
> 90 to 100	376	669	6	—	—	13	1,064
> 100	—	39	—	—	—	6	45
Total adjustable-rate and other	1,720	5,863	4,700	1,649	654	14,624	29,210
Current year-to-date gross write-offs(1)	—	—	—	—	—	—	—
Total for all loan product types by current LTV ratio:
≤ 60	16,277	96,419	560,207	616,471	104,510	508,261	1,902,145
> 60 to 80	45,674	189,315	402,567	148,607	21,162	12,725	820,050
> 80 to 90	20,980	89,659	59,490	2,376	382	446	173,333
> 90 to 100	32,002	62,704	5,617	328	38	133	100,822
> 100	14	2,504	101	4	5	128	2,756
Total Single-Family loans	$114,947	$440,601	$1,027,982	$767,786	$126,097	$521,693	$2,999,106
Total current year-to-date gross write-offs(1)	$—	$5	$12	$3	$2	$20	$42
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2023 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2022
	Year of Origination						Total
(In millions)	2022	2021	2020	2019	2018	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$66,153	$394,498	$489,315	$87,188	$38,955	$407,819	$1,483,928
> 60 to 80	158,421	424,141	190,167	28,991	7,870	10,426	820,016
> 80 to 90	79,901	90,006	4,405	569	164	419	175,464
> 90 to 100	86,109	8,911	397	56	24	143	95,640
> 100	2,568	49	6	6	5	156	2,790
Total 20- and 30-year or more, amortizing fixed-rate	393,152	917,605	684,290	116,810	47,018	418,963	2,577,838
15-year or less, amortizing fixed-rate
≤ 60	16,752	119,379	109,685	14,606	5,578	68,240	334,240
> 60 to 80	13,042	22,007	2,503	132	16	16	37,716
> 80 to 90	1,601	368	7	—	—	1	1,977
> 90 to 100	570	5	—	—	—	1	576
> 100	3	—	—	—	—	1	4
Total 15-year or less, amortizing fixed-rate	31,968	141,759	112,195	14,738	5,594	68,259	374,513
Adjustable-rate and other
≤ 60	1,255	2,779	1,524	634	428	15,139	21,759
> 60 to 80	2,322	1,956	214	76	28	445	5,041
> 80 to 90	1,127	186	5	1	1	34	1,354
> 90 to 100	836	11	—	—	—	14	861
> 100	26	—	—	—	—	9	35
Total adjustable-rate and other	5,566	4,932	1,743	711	457	15,641	29,050
Total for all loan product types by current LTV ratio:
≤ 60	84,160	516,656	600,524	102,428	44,961	491,198	1,839,927
> 60 to 80	173,785	448,104	192,884	29,199	7,914	10,887	862,773
> 80 to 90	82,629	90,560	4,417	570	165	454	178,795
> 90 to 100	87,515	8,927	397	56	24	158	97,077
> 100	2,597	49	6	6	5	166	2,829
Total Single-Family loans	$430,686	$1,064,296	$798,228	$132,259	$53,069	$502,863	$2,981,401
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 2Q 2023 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	June 30, 2023
	Year of Origination							Total
(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans
Category:
Pass	$6,026	$18,547	$7,660	$6,427	$4,556	$3,262	$2,081	$48,559
Special mention	20	14	4	109	226	61	—	434
Substandard	—	—	64	77	205	461	—	807
Doubtful	—	—	—	—	—	—	—	—
Total	$6,046	$18,561	$7,728	$6,613	$4,987	$3,784	$2,081	$49,800

	December 31, 2022
	Year of Origination							Total
(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans
Category:
Pass	$21,854	$7,638	$6,546	$4,784	$1,077	$2,646	$1,924	$46,469
Special mention	—	39	65	232	7	113	—	456
Substandard	—	1	3	27	7	131	—	169
Doubtful	—	—	—	—	—	—	—	—
Total	$21,854	$7,678	$6,614	$5,043	$1,091	$2,890	$1,924	$47,094
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, for which we have not elected the fair value option, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status

	June 30, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing Interest	Non-Accrual With No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,581,894	$19,586	$4,299	$11,612	$2,617,391	$—	$507
15-year or less, amortizing fixed-rate	350,510	1,257	212	526	352,505	—	8
Adjustable-rate and other	28,524	301	81	304	29,210	—	56
Total Single-Family	2,960,928	21,144	4,592	12,442	2,999,106	—	571
Total Multifamily	49,713	30	1	56	49,800	—	15
Total Single-Family and Multifamily	$3,010,641	$21,174	$4,593	$12,498	$3,048,906	$—	$586
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2023 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing Interest	Non-Accrual with No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,541,057	$19,820	$4,603	$12,358	$2,577,838	$3,432	$522
15-year or less, amortizing fixed-rate	372,065	1,590	250	608	374,513	191	9
Adjustable-rate and other	28,262	325	88	375	29,050	30	67
Total Single-Family	2,941,384	21,735	4,941	13,341	2,981,401	3,653	598
Total Multifamily	47,039	13	—	42	47,094	—	42
Total Single-Family and Multifamily	$2,988,423	$21,748	$4,941	$13,383	$3,028,495	$3,653	$640
(1)Includes $1.9 billion and $1.6 billion of single-family loans that were in the process of foreclosure as of June 30, 2023 and December 31, 2022, respectively.
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
For purposes of the disclosure related to single-family loan restructurings involving borrowers experiencing financial difficulty, we exclude loans that were held-for-sale either at the time of restructuring or at the period end. The table below presents the amortized cost basis of single-family held-for-investment loan restructurings involving borrowers experiencing financial difficulty that we entered into during the periods presented. The amortized cost basis of loans in trial period modification plans was $1.8 billion and $2.6 billion as of June 30, 2023 and June 30, 2022, respectively. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2023
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,328	$1,116	$32	$6,476	0.2%
15-year or less, amortizing fixed-rate	265	—	—	265	0.1
Adjustable-rate and other	63	8	1	72	0.2
Total Single-Family loan restructurings	$5,656	$1,124	$33	$6,813	0.2

	2Q 2022
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$6,832	$520	$2,476	$9,828	0.4%
15-year or less, amortizing fixed-rate	429	15	16	460	0.1
Adjustable-rate and other	139	14	50	203	0.7
Total Single-Family loan restructurings	$7,400	$549	$2,542	$10,491	0.4
Referenced footnotes are included after the year-to-date table.

Freddie Mac 2Q 2023 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2023
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$10,607	$2,148	$118	$12,873	0.5%
15-year or less, amortizing fixed-rate	547	—	—	547	0.2
Adjustable-rate and other	123	18	5	146	0.5
Total Single-Family loan restructurings	$11,277	$2,166	$123	$13,566	0.5

	YTD 2022
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$14,268	$1,172	$5,361	$20,801	0.8%
15-year or less, amortizing fixed-rate	910	28	69	1,007	0.3
Adjustable-rate and other	314	29	126	469	1.6
Total Single-Family loan restructurings	$15,492	$1,229	$5,556	$22,277	0.8
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified.
(2)    Includes $2.2 billion and $4.8 billion related to payment deferral plans for 2Q 2023 and YTD 2023, respectively, compared to $3.6 billion and $8.4 billion for 2Q 2022 and YTD 2022, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
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
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2023
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.1%	179	$18
15-year or less, amortizing fixed-rate	—	0	16
Adjustable-rate and other	1.6	201	15

	2Q 2022
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.4%	185	$21
15-year or less, amortizing fixed-rate	0.6	359	22
Adjustable-rate and other	2.2	234	26
Referenced footnotes are included after the year-to-date table.

Freddie Mac 2Q 2023 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2023
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.0%	181	$17
15-year or less, amortizing fixed-rate	—	0	16
Adjustable-rate and other	1.9	200	17

	YTD 2022
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.5%	187	$23
15-year or less, amortizing fixed-rate	0.6	358	24
Adjustable-rate and other	2.3	228	27
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
Table 3.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2023
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$710	$239	$131	$1,080
15-year or less, amortizing fixed-rate	33	—	—	33
Adjustable-rate and other	11	2	2	15
Total Single-Family	$754	$241	$133	$1,128

	2Q 2022
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$364	$30	$69	$463
15-year or less, amortizing fixed-rate	18	—	—	18
Adjustable-rate and other	10	2	1	13
Total Single-Family	$392	$32	$70	$494
Referenced footnotes are included after the year-to-date table.

Freddie Mac 2Q 2023 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2023
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,286	$381	$305	$1,972
15-year or less, amortizing fixed-rate	59	—	—	59
Adjustable-rate and other	18	3	6	27
Total Single-Family	$1,363	$384	$311	$2,058

	YTD 2022
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$717	$38	$76	$831
15-year or less, amortizing fixed-rate	45	—	—	45
Adjustable-rate and other	24	2	1	27
Total Single-Family	$786	$40	$77	$903
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
Table 3.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	June 30, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$13,660	$2,341	$1,478	$6,244	$23,723
15-year or less, amortizing fixed-rate	572	94	57	281	1,004
Adjustable-rate and other	158	32	19	84	293
Total Single-Family	$14,390	$2,467	$1,554	$6,609	$25,020

	June 30, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$13,524	$1,905	$1,224	$4,148	$20,801
15-year or less, amortizing fixed-rate	610	97	72	228	1,007
Adjustable-rate and other	292	31	21	125	469
Total Single-Family	$14,426	$2,033	$1,317	$4,501	$22,277

Freddie Mac 2Q 2023 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Non-Cash Investing and Financing Activities

During YTD 2023 and YTD 2022, we acquired $100.9 billion and $247.8 billion, respectively, of loans held-for-investment in exchange for the issuance of debt of consolidated trusts in guarantor swap transactions. We received approximately $46.3 billion and $105.8 billion of loans held-for-investment from sellers during YTD 2023 and YTD 2022, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 2Q 2023 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Table 4.1 - Financial Guarantees

	June 30, 2023
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,583	$24,828	$379	39
Other mortgage-related guarantees	9,079	9,079	181	29
Total Single-Family mortgage-related guarantees	39,662	33,907	560
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	355,723	315,542	4,688	37
Other mortgage-related guarantees	10,847	10,847	400	35
Total Multifamily mortgage-related guarantees	366,570	326,389	5,088
Guarantees of Fannie Mae securities(4)	114,359	114,359	—	38
Other	153	478	—	30

	December 31, 2022
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$31,604	$25,772	$391	40
Other mortgage-related guarantees	9,476	9,476	203	29
Total Single-Family mortgage-related guarantees	41,080	35,248	594
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	360,869	319,117	4,889	37
Other mortgage-related guarantees	10,510	10,510	379	36
Total Multifamily mortgage-related guarantees	371,379	329,627	5,268
Guarantees of Fannie Mae securities(4)	119,267	119,267	—	39
Other	185	435	—	29
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 5 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Includes UPB of $0.3 billion and $0.4 billion as of June 30, 2023 and December 31, 2022, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off. In addition, includes guarantees that are accounted for as derivatives with UPB of $2.1 billion as of both June 30, 2023 and December 31, 2022.
(4)    Excludes $0.1 billion as of both June 30, 2023 and December 31, 2022, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.

Freddie Mac 2Q 2023 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below shows the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 4.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	June 30, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$35,498	$1,899	$674	$1,591	$39,662
Multifamily	365,658	86	66	760	366,570
Total	$401,156	$1,985	$740	$2,351	$406,232

	December 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$36,241	$2,072	$748	$2,019	$41,080
Multifamily	370,911	23	12	433	371,379
Total	$407,152	$2,095	$760	$2,452	$412,459
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
Table 4.3 – Other Off-Balance Sheet Credit Exposures

(In millions)	June 30, 2023	December 31, 2022
Mortgage loan purchase commitments(1)	$12,262	$9,609
Other commitments(2)	22,556	22,293
Total	$34,818	$31,902
(1)Includes $2.9 billion and $0.5 billion of commitments for which we have elected the fair value option as of June 30, 2023 and December 31, 2022, respectively. Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 8 for additional information on commitments accounted for as derivative instruments.
(2)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

Freddie Mac 2Q 2023 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	2Q 2023			2Q 2022			YTD 2023			YTD 2022
(In millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Beginning balance	$8,097	$224	$8,321	$4,849	$72	$4,921	$7,746	$147	$7,893	$5,440	$78	$5,518
Provision (benefit) for credit losses	(638)	101	(537)	298	9	307	(320)	178	(142)	(533)	3	(530)
Charge-offs	(111)	—	(111)	(107)	—	(107)	(201)	—	(201)	(280)	—	(280)
Recoveries collected	29	—	29	43	—	43	61	—	61	95	—	95
Other(1)	80	—	80	259	—	259	171	—	171	620	—	620
Ending balance	$7,457	$325	$7,782	$5,342	$81	$5,423	$7,457	$325	$7,782	$5,342	$81	$5,423

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$7,088	$251	$7,339	$4,904	$35	$4,939
Other(2)	369	74	443	438	46	484
Total ending balance	$7,457	$325	$7,782	$5,342	$81	$5,423
(1)Primarily includes capitalization of past due interest related to non-accrual loans that receive payment deferral plans and loan modifications.
(2)Includes allowance for credit losses related to advances of pre-foreclosure costs, accrued interest receivable, and off-balance sheet credit exposures.
■    2Q 2023 vs. 2Q 2022 - The benefit for credit losses for 2Q 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in observed and forecasted house price appreciation, partially offset by a credit reserve build in Multifamily due to deterioration in forecasted multifamily market conditions and current loan performance. The provision for credit losses for 2Q 2022 was primarily driven by a credit reserve build in Single-Family due to portfolio growth and deterioration in forecasted economic conditions.
■    YTD 2023 vs. YTD 2022 - The benefit for credit losses for YTD 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in forecasted house price appreciation, partially offset by a credit reserve build in Multifamily due to increased uncertainty in forecasted economic conditions and multifamily market conditions as well as deterioration in loan performance. The benefit for credit losses for YTD 2022 was primarily driven by a credit reserve release in Single-Family due to improvements in observed house price appreciation.
In addition, charge-offs decreased for YTD 2023, compared to YTD 2022, primarily due to a decrease in charge-offs of accrued interest receivable.

Freddie Mac 2Q 2023 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	June 30, 2023	December 31, 2022
Trading securities	$35,687	$32,167
Available-for-sale securities	5,942	6,534
Total fair value of investment securities	$41,629	$38,701
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	June 30, 2023	December 31, 2022
Mortgage-related securities	$10,256	$8,334
Non-mortgage-related securities	25,431	23,833
Total fair value of trading securities	$35,687	$32,167
For trading securities held at June 30, 2023, we recorded net unrealized losses of $0.3 billion and $0.2 billion during 2Q 2023 and YTD 2023, respectively. For trading securities held at June 30, 2022, we recorded net unrealized losses of $0.3 billion and $1.1 billion during 2Q 2022 and YTD 2022, respectively.
Available-for-Sale Securities

The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets. At June 30, 2023 and December 31, 2022, all available-for-sale securities were mortgage-related securities.
Table 6.3 - Available-for-Sale Securities

	June 30, 2023
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$5,677	$3	($297)	$5,382	$12
Other mortgage-related securities	383	182	(5)	560	3
Total available-for-sale securities	$6,060	$185	($302)	$5,942	$15

	December 31, 2022
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$6,215	$6	($301)	$5,920	$12
Other mortgage-related securities	429	188	(3)	614	3
Total available-for-sale securities	$6,644	$194	($304)	$6,534	$15
The fair value of our available-for-sale securities held at June 30, 2023 scheduled to contractually mature after ten years was $1.4 billion, with an additional $3.5 billion scheduled to contractually mature after five years through ten years.

Freddie Mac 2Q 2023 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	June 30, 2023
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$2,346	($103)	$2,520	($194)
Other mortgage-related securities	48	(3)	14	(2)
Total available-for-sale securities in a gross unrealized loss position	$2,394	($106)	$2,534	($196)

	December 31, 2022
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$5,086	($253)	$325	($48)
Other mortgage-related securities	46	(3)	5	—
Total available-for-sale securities in a gross unrealized loss position	$5,132	($256)	$330	($48)
At June 30, 2023, the gross unrealized losses relate to 207 securities.
The table below summarizes the gross realized gains and gross realized losses from sales of available-for-sale securities.
Table 6.5 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	2Q 2023	2Q 2022	YTD 2023	YTD 2022
Gross realized gains	$3	$1	$5	$1
Gross realized losses	(2)	(3)	(4)	(4)
Net realized gains (losses)	$1	($2)	$1	($3)
Non-Cash Investing and Financing Activities

During YTD 2023 and YTD 2022, we recognized $1.7 billion and $8.3 billion, respectively, of investment securities in exchange for the issuance of debt of consolidated trusts through partial sales of commingled single-class resecuritization products that were previously consolidated.
During YTD 2023 and YTD 2022, we derecognized $2.8 billion and $7.7 billion, respectively, of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary.

Freddie Mac 2Q 2023 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Debt
The table below summarizes the balances of total debt on our condensed consolidated balance sheets.
Table 7.1 - Total Debt

(In millions)	June 30, 2023	December 31, 2022
Debt of consolidated trusts	$3,007,278	$2,979,070
Debt of Freddie Mac:
Short-term debt	11,330	7,712
Long-term debt	170,478	159,050
Total debt of Freddie Mac	181,808	166,762
Total debt	$3,189,086	$3,145,832
As of June 30, 2023, our aggregate indebtedness pursuant to the Purchase Agreement was $192.0 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Debt of Consolidated Trusts

The table below summarizes the debt of consolidated trusts based on underlying loan product type.
Table 7.2 - Debt of Consolidated Trusts

	June 30, 2023				December 31, 2022
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family:
20-and 30-year or more, fixed-rate	2023 - 2061	$2,551,815	$2,592,440	2.89%	2023 - 2061	$2,507,235	$2,550,137	2.76%
15-year or less, fixed-rate	2023 - 2038	346,538	352,290	2.17	2023 - 2038	367,844	374,339	2.14
Adjustable-rate and other	2023 - 2053	24,010	24,528	3.52	2023 - 2053	23,561	24,153	3.04
Total Single-Family		2,922,363	2,969,258			2,898,640	2,948,629
Multifamily	2024 - 2053	38,633	38,020	2.96	2023 - 2052	30,927	30,441	2.66
Total debt of consolidated trusts		$2,960,996	$3,007,278			$2,929,567	$2,979,070
(1)Includes $1.4 billion and $1.9 billion as of June 30, 2023 and December 31, 2022, respectively, of debt of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt of consolidated trusts was 2.50% and 2.39% as of June 30, 2023 and December 31, 2022, respectively.

Freddie Mac 2Q 2023 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Short-Term Debt

The table below summarizes the balances and effective interest rates for short-term debt.
Table 7.3 - Short-Term Debt

	June 30, 2023			December 31, 2022
(Dollars in millions)	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Short-term debt:
Discount notes and Reference Bills®	$11,386	$11,330	5.08%	$6,826	$6,822	3.71%
Medium-term notes	—	—	—	890	890	1.81
Securities sold under agreements to repurchase	9,168	9,168	4.99	11,991	11,991	3.86
Offsetting arrangements(1)	(9,168)	(9,168)		(11,991)	(11,991)
Total short-term debt	$11,386	$11,330	5.08%	$7,716	$7,712	3.49%
(1)We offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell on our condensed consolidated balance sheets, when such amounts meet the conditions for offsetting in the accounting guidance.
Long-Term Debt

The table below summarizes our long-term debt.
Table 7.4 - Long-Term Debt

	June 30, 2023				December 31, 2022
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Long-term debt:
Fixed-rate:
Medium-term notes — callable	2023 - 2050	$132,542	$132,473	2.81%	2023 - 2050	$103,584	$103,528	1.96%
Medium-term notes — non-callable	2023 - 2028	1,971	1,972	0.92	2023 - 2028	2,747	2,747	0.73
Reference Notes securities — non-callable	2023 - 2032	36,051	36,095	3.82	2023 - 2032	49,801	49,832	1.76
SCR debt notes	2031 - 2032	84	84	13.00	2031 - 2032	90	93	13.00
Variable-rate:
Medium-term notes — callable	2023 - 2028	2,187	2,184	4.66	2023 - 2027	4,691	4,689	3.95
Medium-term notes — non-callable	2026	47	47	8.10	2026	47	47	8.10
STACR	2023 - 2042	2,856	2,757	10.30	2023 - 2042	4,562	4,448	8.79
Zero-coupon:
Medium-term notes — non-callable	2024 - 2039	4,836	3,002	6.14	2023 - 2039	4,841	2,913	6.11
Other	2047 - 2053	—	129	0.83	2047 - 2052	—	137	0.82
Hedging-related basis adjustments		N/A	(8,265)			N/A	(9,384)
Total long-term debt		$180,574	$170,478	3.20%		$170,363	$159,050	2.20%
(1)Represents par value, net of associated discounts or premiums and issuance cost. Includes $0.6 billion and $1.1 billion at June 30, 2023 and December 31, 2022, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected.
(2)Based on carrying amount.

Freddie Mac 2Q 2023 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

The table below summarizes the contractual maturities of long-term debt.
Table 7.5 - Contractual Maturities of Long-Term Debt

June 30, 2023
(In millions)	Amounts
Annual Maturities
Long-term debt (excluding STACR and SCR debt notes):
2023	$23,376
2024	42,095
2025	61,105
2026	12,024
2027	9,434
Thereafter	29,600
Debt of consolidated trusts, STACR, and SCR debt notes(1)	2,963,936
Total	3,141,570
Net discounts, premiums, debt issuance costs, hedge-related, and other basis adjustments(2)	36,186
Total debt of consolidated trusts, STACR, SCR, and long-term debt	$3,177,756
(1)Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.
(2)Other basis adjustments primarily represent changes in fair value on debt where we have elected the fair value option.

Freddie Mac 2Q 2023 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	June 30, 2023			December 31, 2022
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$743,108	$1,837	($441)	$480,824	$1,762	($526)
Written options	67,813	—	(1,910)	46,101	—	(1,857)
Purchased options(1)	76,970	3,668	—	92,010	4,302	—
Futures	249,149	—	—	182,330	—	—
Total interest-rate risk management derivatives	1,137,040	5,505	(2,351)	801,265	6,064	(2,383)
Mortgage commitment derivatives	58,503	6	(20)	29,354	12	(11)
CRT-related derivatives(2)	32,681	—	(149)	31,647	—	(55)
Other	13,752	13	(581)	14,426	2	(624)
Total derivatives not designated as hedges	1,241,976	5,524	(3,101)	876,692	6,078	(3,073)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	181,144	97	(7,478)	181,298	321	(7,847)
Total derivatives designated as fair value hedges	181,144	97	(7,478)	181,298	321	(7,847)
Receivables (payables)		52	(100)		35	(25)
Netting adjustments(3)		(5,314)	9,698		(6,127)	10,187
Total derivative portfolio, net	$1,423,120	$359	($981)	$1,057,990	$307	($758)
(1)Includes swaptions on credit indices with a notional or contractual amount of $5.5 billion and $10.1 billion at June 30, 2023 and December 31, 2022, respectively, and a fair value of $1.0 million and $2.0 million at June 30, 2023 and December 31, 2022, respectively.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
(3)Represents counterparty netting and cash collateral netting.

Freddie Mac 2Q 2023 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives not designated in qualifying hedge relationships. These amounts are reported on our condensed consolidated statements of income as investment gains, net.
Table 8.2 - Gains and Losses on Derivatives(1)

(In millions)	2Q 2023	2Q 2022	YTD 2023	YTD 2022
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$380	($141)	$408	$249
Written options	82	(320)	277	(684)
Purchased options	(45)	508	(549)	1,225
Futures	519	557	212	1,425
Total interest-rate risk management derivatives fair value gains (losses)	936	604	348	2,215
Mortgage commitment derivatives	125	880	45	2,719
CRT-related derivatives(2)	(68)	66	(144)	78
Other	(64)	(42)	(3)	(81)
Total derivatives not designated as hedges fair value gains (losses)	$929	$1,508	$246	$4,931
(1)Accrual of periodic cash settlements on swaps is included in the respective gain (loss) of the derivative and is no longer presented separately. Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.

Freddie Mac 2Q 2023 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Fair Value Hedges

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.3 - Gains and Losses on Fair Value Hedges

	2Q 2023		2Q 2022
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$25,755	($21,232)	$20,008	($15,249)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(964)	—	(1,523)	—
Derivatives designated as hedging instruments	900	—	1,408	—
Interest accruals on hedging instruments	251	—	(149)	—
Discontinued hedge related basis adjustments amortization	39	—	(4)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	725	—	1,300
Derivatives designated as hedging instruments	—	(749)	—	(1,328)
Interest accruals on hedging instruments	—	(1,000)	—	(44)
Discontinued hedge related basis adjustment amortization	—	(172)	—	2

	YTD 2023		YTD 2022
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$50,742	($41,718)	$37,748	($28,885)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	159	—	(4,150)	—
Derivatives designated as hedging instruments	(173)	—	3,463	—
Interest accruals on hedging instruments	462	—	(416)	—
Discontinued hedge related basis adjustments amortization	70	—	(128)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(810)	—	5,161
Derivatives designated as hedging instruments	—	785	—	(5,224)
Interest accruals on hedging instruments	—	(2,051)	—	100
Discontinued hedge related basis adjustment amortization	—	(210)	—	12

Freddie Mac 2Q 2023 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	June 30, 2023
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,127,522	($2,893)	($322)	($2,571)	$63,283	$11,670
Mortgage loans held-for-sale	54	1	—	1	—	—
Debt	(156,961)	8,265	—	193	—	—

	December 31, 2022
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,108,098	($3,122)	($959)	($2,163)	$79,070	$11,516
Mortgage loans held-for-sale	67	1	—	1	—	—
Debt	(142,511)	9,384	—	123	—	—

Freddie Mac 2Q 2023 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements and Offsetting Arrangements
Offsetting of Financial Assets and Liabilities

The table below presents offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements.
Table 9.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	June 30, 2023
	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets		Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$5,652	($4,229)	($1,112)	$311	($281)	$30
Cleared and exchange-traded derivatives	2	—	27	29	—	29
Mortgage commitment derivatives	6	—	—	6	—	6
Other	13	—	—	13	—	13
Total derivatives	5,673	(4,229)	(1,085)	359	(281)	78
Securities purchased under agreements to resell	121,554	(9,168)	—	112,386	(112,386)	—
Total	$127,227	($13,397)	($1,085)	$112,745	($112,667)	$78
Liabilities:
Derivatives:
OTC derivatives	($9,826)	$4,229	$5,434	($163)	$104	($59)
Cleared and exchange-traded derivatives	(68)	—	35	(33)	33	—
Mortgage commitment derivatives	(55)	—	—	(55)	—	(55)
Other	(730)	—	—	(730)	—	(730)
Total derivatives	(10,679)	4,229	5,469	(981)	137	(844)
Securities sold under agreements to repurchase	(9,168)	9,168	—	—	—	—
Total	($19,847)	$13,397	$5,469	($981)	$137	($844)
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2023 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

	December 31, 2022
	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets		Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$6,385	($4,468)	($1,681)	$236	($214)	$22
Cleared and exchange-traded derivatives	28	—	22	50	—	50
Mortgage commitment derivatives	19	—	—	19	(4)	15
Other	2	—	—	2	—	2
Total derivatives	6,434	(4,468)	(1,659)	307	(218)	89
Securities purchased under agreements to resell	99,286	(11,991)	—	87,295	(87,295)	—
Total	$105,720	($16,459)	($1,659)	$87,602	($87,513)	$89
Liabilities:
Derivatives:
OTC derivatives	($10,230)	$4,468	$5,702	($60)	$23	($37)
Cleared and exchange-traded derivatives	(25)	—	17	(8)	8	—
Mortgage commitment derivatives	(11)	—	—	(11)	—	(11)
Other	(679)	—	—	(679)	—	(679)
Total derivatives	(10,945)	4,468	5,719	(758)	31	(727)
Securities sold under agreements to repurchase	(11,991)	11,991	—	—	—	—
Total	($22,936)	$16,459	$5,719	($758)	$31	($727)
(1)Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.
(2)Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets. For securities purchased under agreements to resell, includes $119.9 billion and $54.7 billion of collateral that we had the right to repledge as of June 30, 2023 and December 31, 2022, respectively. We repledged less than $0.1 billion of collateral as of both June 30, 2023 and December 31, 2022.

Freddie Mac 2Q 2023 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Collateral Pledged

The table below summarizes the carrying value of the collateral pledged by us and recorded on our condensed consolidated balance sheets for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 9.2 - Collateral in the Form of Securities Pledged

	June 30, 2023
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$2,048	$7,598	$3,112	$12,758
Total securities pledged	$2,048	$7,598	$3,112	$12,758

	December 31, 2022
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$1,533	$2,910	$1,347	$5,790
Other assets	—	6,543	—	6,543
Total securities pledged	$1,533	$9,453	$1,347	$12,333
(1)Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
The table below presents the remaining contractual maturity of our gross obligations for securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 9.3 - Remaining Contractual Maturity

	June 30, 2023
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
Securities sold under agreements to repurchase	$—	$5,562	$3,606	$—	$9,168

	December 31, 2022
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
Securities sold under agreements to repurchase	$—	$11,991	$—	$—	$11,991

Freddie Mac 2Q 2023 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of income and comprehensive income.
Table 10.1 - Components of Net Interest Income

(In millions)	2Q 2023	2Q 2022	YTD 2023	YTD 2022
Interest income:
Mortgage loans	$23,598	$19,324	$46,902	$36,634
Investment securities	363	464	679	848
Other	1,794	220	3,161	266
Total interest income	25,755	20,008	50,742	37,748
Interest expense:
Debt of consolidated trusts	(18,608)	(14,595)	(36,869)	(27,844)
Debt of Freddie Mac:
Short-term debt	(248)	(20)	(402)	(20)
Long-term debt	(2,376)	(634)	(4,447)	(1,021)
Total interest expense	(21,232)	(15,249)	(41,718)	(28,885)
Net interest income	4,523	4,759	9,024	8,863
(Provision) benefit for credit losses	537	(307)	142	530
Net interest income after (provision) benefit for credit losses	$5,060	$4,452	$9,166	$9,393

Freddie Mac 2Q 2023 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Results

The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	2Q 2023			2Q 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income	$4,295	$228	$4,523	$4,535	$224	$4,759
Non-interest income
Guarantee income	16	293	309	35	170	205
Investment gains, net	(4)	415	411	232	89	321
Other income	53	43	96	69	50	119
Non-interest income	65	751	816	336	309	645
Net revenues	4,360	979	5,339	4,871	533	5,404
(Provision) benefit for credit losses	638	(101)	537	(298)	(9)	(307)
Non-interest expense	(2,028)	(176)	(2,204)	(1,854)	(166)	(2,020)
Income before income tax expense	2,970	702	3,672	2,719	358	3,077
Income tax expense	(589)	(139)	(728)	(551)	(73)	(624)
Net income	2,381	563	2,944	2,168	285	2,453
Other comprehensive income (loss), net of taxes and reclassification adjustments	2	(56)	(54)	5	(71)	(66)
Comprehensive income	$2,383	$507	$2,890	$2,173	$214	$2,387

Freddie Mac 2Q 2023 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	YTD 2023			YTD 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income	$8,591	$433	$9,024	$8,341	$522	$8,863
Non-interest income
Guarantee income	48	727	775	65	210	275
Investment gains, net	(183)	369	186	1,484	350	1,834
Other income	107	74	181	195	83	278
Non-interest income	(28)	1,170	1,142	1,744	643	2,387
Net revenues	8,563	1,603	10,166	10,085	1,165	11,250
(Provision) benefit for credit losses	320	(178)	142	533	(3)	530
Non-interest expense	(3,811)	(325)	(4,136)	(3,632)	(320)	(3,952)
Income before income tax expense	5,072	1,100	6,172	6,986	842	7,828
Income tax expense	(1,014)	(219)	(1,233)	(1,407)	(170)	(1,577)
Net income	4,058	881	4,939	5,579	672	6,251
Other comprehensive income (loss), net of taxes and reclassification adjustments	1	(1)	—	(7)	(179)	(186)
Comprehensive income	$4,059	$880	$4,939	$5,572	$493	$6,065
The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	June 30, 2023	December 31, 2022
Single-Family	$3,004,244	$2,986,045
Multifamily	427,198	429,302
Total segment assets	3,431,442	3,415,347
Reconciling items(1)	(180,486)	(207,014)
Total assets per condensed consolidated balance sheets	$3,250,956	$3,208,333

(1)Reconciling items include assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 2Q 2023 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 2, Note 3, and Note 5 for more information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	June 30, 2023			December 31, 2022
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region:(2)
West	$907,973	30%	0.43%	$906,123	30%	0.49%
Northeast	695,851	23	0.70	695,944	23	0.82
North Central	436,738	15	0.55	436,294	15	0.65
Southeast	520,570	17	0.59	512,495	17	0.73
Southwest	442,846	15	0.53	434,907	15	0.63
Total	$3,003,978	100%	0.56	$2,985,763	100%	0.66
State:
California	$515,634	17%	0.44	$516,891	17%	0.51
Texas	206,944	7	0.55	200,807	7	0.64
Florida	195,485	7	0.67	191,009	6	0.84
New York	130,089	4	1.03	129,935	4	1.16
Illinois	112,581	4	0.73	112,784	4	0.90
All other	1,843,245	61	0.53	1,834,337	62	0.63
Total	$3,003,978	100%	0.56	$2,985,763	100%	0.66
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
Table 12.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	June 30, 2023			December 31, 2022
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
West	$107,717	25%	0.05%	$107,260	25%	0.04%
Northeast	103,742	24	0.51	106,478	25	0.28
North Central	40,713	10	0.37	40,524	9	0.16
Southeast	85,067	20	0.07	85,438	20	0.04
Southwest	89,959	21	0.13	89,602	21	0.08
Total	$427,198	100%	0.21	$429,302	100%	0.12
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

Freddie Mac 2Q 2023 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2023
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$5,152	$790	$—	$5,942
Trading:
Mortgage-related securities	—	7,695	2,561	—	10,256
Non-mortgage-related securities	24,939	492	—	—	25,431
Total trading securities	24,939	8,187	2,561	—	35,687
Total investment securities	24,939	13,339	3,351	—	41,629
Mortgage loans held-for-sale	—	4,831	881	—	5,712
Mortgage loans held-for-investment	—	1,189	170	—	1,359
Other assets:
Guarantee assets	—	—	5,323	—	5,323
Derivative assets, net	—	5,609	12	(5,262)	359
Other assets	—	11	147	—	158
Total other assets	—	5,620	5,482	(5,262)	5,840
Total assets carried at fair value on a recurring basis	$24,939	$24,979	$9,884	($5,262)	$54,540
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,069	$282	$—	$1,351
Debt of Freddie Mac	—	552	92	—	644
Total debt	—	1,621	374	—	1,995
Other liabilities:
Derivative liabilities, net	3	10,486	90	(9,598)	981
Other liabilities	—	27	9	—	36
Total other liabilities	3	10,513	99	(9,598)	1,017
Total liabilities carried at fair value on a recurring basis	$3	$12,134	$473	($9,598)	$3,012
Referenced footnote is included after the prior period table.

Freddie Mac 2Q 2023 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$5,640	$894	$—	$6,534
Trading:
Mortgage-related securities	—	5,603	2,731	—	8,334
Non-mortgage-related securities	23,453	380	—	—	23,833
Total trading securities	23,453	5,983	2,731	—	32,167
Total investment securities	23,453	11,623	3,625	—	38,701
Mortgage loans held-for-sale	—	2,908	310	—	3,218
Mortgage loans held-for-investment	—	1,104	110	—	1,214
Other assets:
Guarantee assets	—	—	5,442	—	5,442
Derivative assets, net	—	6,397	2	(6,092)	307
Other assets	—	12	129	—	141
Total other assets	—	6,409	5,573	(6,092)	5,890
Total assets carried at fair value on a recurring basis	$23,453	$22,044	$9,618	($6,092)	$49,023
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,656	$288	$—	$1,944
Debt of Freddie Mac	—	1,003	100	—	1,103
Total debt	—	2,659	388	—	3,047
Other liabilities:
Derivative liabilities, net	—	10,823	97	(10,162)	758
Other liabilities	—	1	—	—	1
Total other liabilities	—	10,824	97	(10,162)	759
Total liabilities carried at fair value on a recurring basis	$—	$13,483	$485	($10,162)	$3,806
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

Freddie Mac 2Q 2023 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	2Q 2023
	Balance, April 1, 2023	Total Realized/Unrealized Gains (Losses)(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2023	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2023(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2023
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$853	$—	($5)	$—	$—	$—	($58)	$—	$—	$790	$—	($4)
Trading	2,905	(191)	—	90	—	—	(13)	—	(230)	2,561	(25)	—
Total investment securities	3,758	(191)	(5)	90	—	—	(71)	—	(230)	3,351	(25)	(4)
Mortgage loans held-for-sale	347	(30)	—	727	—	—	(9)	—	(154)	881	(31)	—
Mortgage loans held-for-investment	64	(13)	—	—	—	—	(6)	142	(17)	170	(12)	—
Other assets:
Guarantee assets	5,432	(79)	—	—	192	—	(222)	—	—	5,323	(79)	—
Other assets	128	39	—	(8)	4	—	(4)	—	—	159	38	—
Total other assets	5,560	(40)	—	(8)	196	—	(226)	—	—	5,482	(41)	—
Total assets	$9,729	($274)	($5)	$809	$196	$—	($312)	$142	($401)	$9,884	($109)	($4)

Liabilities
Debt	$384	($8)	$—	$—	$—	$—	($2)	$—	$—	$374	($2)	$—
Other liabilities	77	23	—	—	—	—	(1)	—	—	99	22	—
Total liabilities	$461	$15	$—	$—	$—	$—	($3)	$—	$—	$473	$20	$—

	YTD 2023
	Balance, January 1, 2023	Total Realized/Unrealized Gains (Losses)(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2023	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2023(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2023
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$894	$1	($9)	$—	$—	$—	($96)	$—	$—	$790	$—	($7)
Trading	2,731	(329)	—	183	—	—	(24)	—	—	2,561	10	—
Total investment securities	3,625	(328)	(9)	183	—	—	(120)	—	—	3,351	10	(7)
Mortgage loans held-for-sale	310	(29)	—	753	—	—	(11)	12	(154)	881	(31)	—
Mortgage loans held-for-investment	110	(11)	—	—	—	—	(6)	142	(65)	170	(12)	—
Other assets:
Guarantee assets	5,442	8	—	—	318	—	(445)	—	—	5,323	8	—
Other assets	131	55	—	(18)	3	—	(12)	—	—	159	54	—
Total other assets	5,573	63	—	(18)	321	—	(457)	—	—	5,482	62	—
Total assets	$9,618	($305)	($9)	$918	$321	$—	($594)	$154	($219)	$9,884	$29	($7)

Liabilities
Debt	$388	($19)	$—	$—	$11	$—	($6)	$—	$—	$374	($9)	$—
Other liabilities	97	4	—	—	—	—	(2)	—	—	99	2	—
Total liabilities	$485	($15)	$—	$—	$11	$—	($8)	$—	$—	$473	($7)	$—
Referenced footnote is included after the prior period table.

Freddie Mac 2Q 2023 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	2Q 2022
	Balance, April 1, 2022	Total Realized/Unrealized Gains (Losses)(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2022	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2022
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,188	$—	($7)	$43	$—	($1)	($99)	$—	$—	$1,124	$—	($5)
Trading	3,165	(232)	—	436	—	—	(15)	—	(35)	3,319	(57)	—
Total investment securities	4,353	(232)	(7)	479	—	(1)	(114)	—	(35)	4,443	(57)	(5)
Mortgage loans held-for-sale	—	(14)	—	—	—	(5)	(25)	383	—	339	(14)	—
Other assets:
Guarantee assets	5,696	(194)	—	—	376	—	(229)	—	—	5,649	(194)	—
Other assets	114	33	—	(6)	5	(5)	(9)	—	—	132	33	—
Total other assets	5,810	(161)	—	(6)	381	(5)	(238)	—	—	5,781	(161)	—
Total assets	$10,163	($407)	($7)	$473	$381	($11)	($377)	$383	($35)	$10,563	($232)	($5)

Liabilities
Debt	$402	$12	$—	($6)	$55	$—	($6)	$—	$—	$457	$23	$—
Other liabilities	47	14	—	—	—	—	(3)	—	—	58	13	—
Total liabilities	$449	$26	$—	($6)	$55	$—	($9)	$—	$—	$515	$36	$—

	YTD 2022
	Balance, January 1, 2022	Total Realized/Unrealized Gains (Losses)(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2022	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2022
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,286	$—	($43)	$43	$—	($1)	($191)	$30	$—	$1,124	($1)	($33)
Trading	3,386	(658)	—	644	—	—	(33)	—	(20)	3,319	(312)	—
Total investment securities	4,672	(658)	(43)	687	—	(1)	(224)	30	(20)	4,443	(313)	(33)
Mortgage loans held-for-sale	—	(14)	—	—	—	(5)	(25)	383	—	339	(14)	—
Other assets:												—
Guarantee assets	5,919	(510)	—	—	708	—	(468)	—	—	5,649	(510)	—
Other assets	101	47	—	(9)	9	(5)	(11)	—	—	132	48	—
Total other assets	6,020	(463)	—	(9)	717	(5)	(479)	—	—	5,781	(462)	—
Total assets	$10,692	($1,135)	($43)	$678	$717	($11)	($728)	$413	($20)	$10,563	($789)	($33)

Liabilities
Debt	$294	$35	$—	($6)	$141	$—	($7)	$—	$—	$457	$56	$—
Other liabilities	24	37	—	1	—	—	(4)	—	—	58	35	—
Total liabilities	$318	$72	$—	($5)	$141	$—	($11)	$—	$—	$515	$91	$—
(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at June 30, 2023 and June 30, 2022.

Freddie Mac 2Q 2023 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	June 30, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$510	Median of external sources	External pricing sources	$57.9 - $71.9	$67.1
	280	Other
Trading	1,944	Single external source	External pricing source	$0.0 - $5,007.3	$183.8
	617	Other
Mortgage loans held-for-sale	881	Single external source	External pricing source	$46.7 - $100.2	$91.9
Mortgage loans held-for-investment	170	Single external source	External pricing source	$29.4 - $97.8	$74.8
Guarantee assets	4,981	Discounted cash flows	OAS	17 - 233 bps	46 bps
	342	Other
Insignificant Level 3 assets(2)	159
Total level 3 assets	$9,884
Liabilities
Insignificant Level 3 liabilities(2)	473
Total level 3 liabilities	$473

	December 31, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$557	Median of external sources	External pricing sources	$66.3 - $74.6	$70.5
	337	Other
Trading	2,080	Single external source	External pricing source	$0.0 - $5,702.4	$224.8
	651	Other
Mortgage loans held-for-sale	310	Single external source	External pricing source	$39.6 - $98.1	$76.6
Mortgage loans held-for-investment	110	Single external source	External pricing source	$76.9 - $87.5	$80.6
Guarantee assets	5,084	Discounted cash flows	OAS	17 - 186 bps	45 bps
	358	Other
Insignificant Level 3 assets(2)	131
Total level 3 assets	$9,618
Liabilities
Insignificant Level 3 liabilities(2)	485
Total level 3 liabilities	$485
(1)     Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
(2) Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

Freddie Mac 2Q 2023 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	June 30, 2023				December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans(1)	$—	$326	$1,935	$2,261	$—	$386	$1,758	$2,144
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
Table 13.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	June 30, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,568	Median of external sources	External pricing sources	$73.7 - $96.2	$83.6
	367	Other
Total	$1,935

	December 31, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,657	Median of external sources	External pricing sources	$74.8 - $98.6	$86.3
	101	Other
Total	$1,758
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 2Q 2023 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.6 - Fair Value of Financial Instruments

		June 30, 2023
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$5,514	$5,514	$—	$—	$—	$5,514
Securities purchased under agreements to resell	Amortized cost	112,386	—	121,554	—	(9,168)	112,386
Investment securities:
Available-for-sale	FV - OCI	5,942	—	5,152	790	—	5,942
Trading	FV - NI	35,687	24,939	8,187	2,561	—	35,687
Total investment securities		41,629	24,939	13,339	3,351	—	41,629
Mortgage loans:
Loans held by consolidated trusts		2,995,770	—	2,366,320	231,946	—	2,598,266
Loans held by Freddie Mac		58,851	—	24,409	29,565	—	53,974
Total mortgage loans(3)	Various(4)	3,054,621	—	2,390,729	261,511	—	2,652,240
Other assets:
Guarantee assets	FV - NI	5,323	—	—	5,327	—	5,327
Derivative assets, net	FV - NI	359	—	5,609	12	(5,262)	359
Other assets(5)	Various	3,106	—	895	2,215	—	3,110
Total other assets		8,788	—	6,504	7,554	(5,262)	8,796
Total financial assets		$3,222,938	$30,453	$2,532,126	$272,416	($14,430)	$2,820,565
Financial Liabilities
Debt:
Debt of consolidated trusts		$3,007,278	$—	$2,598,799	$677	$—	$2,599,476
Debt of Freddie Mac		181,808	—	188,053	3,316	(9,168)	182,201
Total debt	Various(6)	3,189,086	—	2,786,852	3,993	(9,168)	2,781,677
Other liabilities:
Guarantee obligations	Amortized cost	5,569	—	107	5,979	—	6,086
Derivative liabilities, net	FV - NI	981	3	10,486	90	(9,598)	981
Other liabilities(5)	FV - NI	56	—	794	218	—	1,012
Total other liabilities		6,606	3	11,387	6,287	(9,598)	8,079
Total financial liabilities		$3,195,692	$3	$2,798,239	$10,280	($18,766)	$2,789,756
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2023 Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2022
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$6,360	$6,360	$—	$—	$—	$6,360
Securities purchased under agreements to resell	Amortized cost	87,295	—	99,286	—	(11,991)	87,295
Investment securities:
Available-for-sale	FV - OCI	6,534	—	5,640	894	—	6,534
Trading	FV - NI	32,167	23,453	5,983	2,731	—	32,167
Total investment securities		38,701	23,453	11,623	3,625	—	38,701
Mortgage loans:
Loans held by consolidated trusts		2,971,601	—	2,331,969	244,045	—	2,576,014
Loans held by Freddie Mac		62,914	—	25,921	32,460	—	58,381
Total mortgage loans	Various(4)	3,034,515	—	2,357,890	276,505	—	2,634,395
Other assets:
Guarantee assets	FV - NI	5,442	—	—	5,445	—	5,445
Derivative assets, net	FV - NI	307	—	6,397	2	(6,092)	307
Other assets(5)	Various	1,739	—	907	835	—	1,742
Total other assets		7,488	—	7,304	6,282	(6,092)	7,494
Total financial assets		$3,174,359	$29,813	$2,476,103	$286,412	($18,083)	$2,774,245
Financial Liabilities
Debt:
Debt of consolidated trusts		$2,979,070	$—	$2,564,323	$701	$—	$2,565,024
Debt of Freddie Mac		166,762	—	175,673	3,162	(11,991)	166,844
Total debt	Various(6)	3,145,832	—	2,739,996	3,863	(11,991)	2,731,868
Other liabilities:
Guarantee obligations	Amortized cost	5,779	—	—	6,016	—	6,016
Derivative liabilities, net	FV - NI	758	—	10,823	97	(10,162)	758
Other liabilities(5)	FV - NI	20	—	1,025	211	—	1,236
Total other liabilities		6,557	—	11,848	6,324	(10,162)	8,010
Total financial liabilities		$3,152,389	$—	$2,751,844	$10,187	($22,153)	$2,739,878
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting and cash collateral netting.
(3)Excludes basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method hedge relationships as of June 30, 2023. See Note 3 for additional information on basis adjustments associated with closed portfolios during existing portfolio layer method hedges.
(4)The GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $3.0 trillion, $6.0 billion, and $7.1 billion as of June 30, 2023, respectively, and $3.0 trillion, $9.0 billion and $4.4 billion as of December 31, 2022, respectively.
(5)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(6)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.2 trillion and $2.0 billion as of June 30, 2023, respectively, and $3.1 trillion and $3.0 billion as of December 31, 2022, respectively.

Freddie Mac 2Q 2023 Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Fair Value Option

We elected the fair value option for certain mortgage loans and loan commitments and certain debt issuances.
The table below presents the fair value and UPB related to items for which we have elected the fair value option.
Table 13.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	June 30, 2023			December 31, 2022
(In millions)	Fair value	UPB	Difference	Fair value	UPB	Difference
Mortgage loans held-for-sale	$5,712	$5,859	($147)	$3,218	$3,421	($203)
Mortgage loans held-for-investment	1,359	1,566	(207)	1,214	1,368	(154)
Debt of Freddie Mac	445	441	4	892	881	11
Debt of consolidated trusts	1,068	1,213	(145)	1,656	1,833	(177)
Other assets (other liabilities)	(26)	N/A	N/A	11	N/A	N/A
(1)    Excludes interest-only securities related to debt of consolidated trusts and debt of Freddie Mac with a fair value of $0.5 billion as of both June 30, 2023 and December 31, 2022.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our condensed consolidated statements of income.
Table 13.8 - Changes in Fair Value Under the Fair Value Option Election

	2Q 2023	2Q 2022	YTD 2023	YTD 2022
(In millions)	Gains (Losses)		Gains (Losses)
Mortgage loans held-for-sale	($127)	($273)	($123)	($949)
Mortgage loans held-for-investment	(30)	—	(4)	—
Debt of Freddie Mac	5	(15)	19	(26)
Debt of consolidated trusts	35	171	—	243
Other assets/other liabilities	(1)	(170)	54	(206)
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

Freddie Mac 2Q 2023 Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
In August 2018, the District Court denied the plaintiff's motion for class certification, and in January 2019, the Sixth Circuit denied plaintiff's petition for leave to appeal that decision. On September 17, 2020, the District Court granted a request from the plaintiff for summary judgment and entered final judgment in favor of Freddie Mac and the other defendants. On October 9, 2020, the plaintiff filed a notice of appeal in the Sixth Circuit. On April 6, 2023, the Sixth Circuit reversed the District Court’s September 17, 2020 decision and remanded the case to the District Court for further proceedings. The District Court scheduled the trial to begin on October 21, 2024.
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

Freddie Mac 2Q 2023 Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

receive dividends and a liquidation preference. On September 28, 2018, the District Court dismissed all of the claims except those for breach of the implied covenant of good faith and fair dealing. The cases were consolidated for trial.
Court rulings have limited the Plaintiffs’ damages theories to those based on the decline in Freddie Mac’s and Fannie Mae’s share value immediately after the Third Amendment. The Plaintiffs have asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial in October and early November 2022, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The jury in that trial was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. The retrial started on July 24, 2023 and is ongoing as of the date hereof. At this time, we do not believe the likelihood of loss is probable; therefore, we have not established an accrual in connection with these lawsuits. However, it is reasonably possible that the Plaintiffs could prevail in this matter and, if so, we may incur a loss up to $832 million plus pre-judgment interest as discussed above. We estimate that pre-judgment interest, if awarded, would be calculated at a rate of 6%.

Freddie Mac 2Q 2023 Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Regulatory Capital
ERCF

The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			June 30, 2023		December 31, 2022
Adjusted total assets			$3,744		$3,710
Risk-weighted assets (standardized approach)			929		899

	June 30, 2023
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($23)	$74	$74	(2.4)%	8.0%	8.0%
CET1 capital	(50)	42	93	(5.4)	4.5	9.9
Tier 1 capital	(36)	56	107	(3.9)	6.0	11.4
Adjusted total capital	(36)	74	125	(3.9)	8.0	13.4
Leverage capital:
Core capital	($31)	$94	$94	(0.8)%	2.5%	2.5%
Tier 1 capital	(36)	94	105	(1.0)	2.5	2.8

	December 31, 2022
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($27)	$72	$72	(3.1)%	8.0%	8.0%
CET1 capital	(55)	40	90	(6.2)	4.5	10.1
Tier 1 capital	(41)	54	104	(4.6)	6.0	11.6
Adjusted total capital	(41)	72	122	(4.6)	8.0	13.6
Leverage capital:
Core capital	($35)	$93	$93	(1.0)%	2.5%	2.5%
Tier 1 capital	(41)	93	104	(1.1)	2.5	2.8
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 2Q 2023 Form 10-Q	96

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

Freddie Mac 2Q 2023 Form 10-Q	97

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
OTHER INFORMATION
Amendments to Bylaws
Effective July 11, 2023, our Bylaws were amended to change the duration for which the complete list of stockholders entitled to vote at any meeting of stockholders shall be open to examination by any such stockholder. Previously, the Bylaws provided that the list would be made available for a period of at least 10 days prior to the meeting; the period of such availability is now at least five business days. The amendments also remove the requirement that the stockholders list be kept at the place of the meeting and open to examination throughout the duration of the meeting.
Section 3.10, as amended, is set forth below:
Section 3.10 Stockholders’ List.
(a) A complete list of stockholders entitled to vote at any meeting of stockholders, showing the address of each such stockholder and the number of shares registered in his or her name, shall be open to the examination of any such stockholder, for any purpose germane to the meeting, during ordinary business hours for a period beginning no later than five business days following the delivery of the notice to shareholders pursuant to Section 3.3.(a) and continuing through the last business day before the meeting of stockholders, either at the principal office of the Corporation or at the office of its transfer agent.
(b) If the requirements of this Section have not been substantially complied with, the meeting shall, on the demand of any stockholder in person or by proxy, be adjourned until such requirements are complied with. Refusal or failure to prepare or make available the stockholders’ list shall not affect the validity of action taken at the meeting prior to the making of any such demand, but any action taken by the stockholders after the making of any such demand shall be invalid and of no effect.
A copy of our amended and restated Bylaws is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.
Insider Trading Arrangements and Policies
We ceased paying our executive officers and directors stock-based compensation when we entered conservatorship. In addition, the Purchase Agreement prohibits us from issuing any of our equity securities, including as compensation to our directors and executive officers, without the prior written consent of Treasury, and no equity securities, other than the senior preferred stock issued to Treasury, have been issued since we entered conservatorship. Furthermore, company policy prohibits directors and executive officers from engaging in transactions involving our equity securities, except selling company securities owned prior to the implementation of the policy. No executive officer or director adopted or terminated any contract, instruction, or written plan for the purchase or sale of, or any other such trading arrangement for, our securities during 2Q 2023. For more information on executive officer and director compensation and security ownership by our executive officers and directors, see Directors, Corporate Governance, and Executive Officers, Executive Compensation and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our 2022 Annual Report.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 2Q 2023 Form 10-Q	98

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
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 2Q 2023
We evaluated the changes in our internal control over financial reporting that occurred during 2Q 2023 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of June 30, 2023 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 2Q 2023 have been prepared in conformity with GAAP.

Freddie Mac 2Q 2023 Form 10-Q	99

Exhibit Index

Exhibit Index

Exhibit	Description*

3.1	Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 11, 2023

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac 2Q 2023 Form 10-Q	100

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael J. DeVito
Michael J. DeVito
Chief Executive Officer
(Principal Executive Officer)
Date: August 2, 2023

By:	/s/ Christian M. Lown
Christian M. Lown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 2, 2023

Freddie Mac 2Q 2023 Form 10-Q	101

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	46 - 96
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31 - 33
Item 4.	Controls and Procedures	99
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	97
Item 1A.	Risk Factors	97
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	97 - 98
Item 5.	Other Information	98
Item 6.	Exhibits	98
Exhibit Index		100
Signatures		101

Freddie Mac 2Q 2023 Form 10-Q	102