Form 10-Q
period 2023-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2023-11-01
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 10, 2023, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 3Q 2023 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 3Q 2023 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
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
You should read the following MD&A in conjunction with our 2022 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2023 included in Financial Statements.
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

Freddie Mac 3Q 2023 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
Key Drivers:
■    Net income was $2.7 billion, an increase of 104% year-over-year, with the increase primarily driven by a credit reserve release in Single-Family in the current period compared to a credit reserve build in Single-Family in the prior period.
■    Net revenues were $5.7 billion, an increase of 10% year-over-year, driven by higher net interest income and non-interest income.
■    Net worth was $44.7 billion as of September 30, 2023, up from $35.2 billion as of September 30, 2022. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $114.6 billion on September 30, 2023, and will increase to $117.3 billion on December 31, 2023 based on the increase in net worth in 3Q 2023.
Market Liquidity

                      Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $98 billion in liquidity to the mortgage market in 3Q 2023, which enabled the financing of 389,000 home purchases, refinancings, and rental units.

Freddie Mac 3Q 2023 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
Key Drivers:
■    Our mortgage portfolio increased 2% year-over-year to $3.5 trillion at September 30, 2023.
●    Our Single-Family mortgage portfolio was $3.0 trillion at September 30, 2023, up 2% year-over-year, as portfolio growth has moderated in recent periods due to the slowdown in new business activity as both home purchase and refinance activity slowed as a result of higher mortgage interest rates.
●    Our Multifamily mortgage portfolio was $432 billion at September 30, 2023, up 4% year-over-year, as portfolio growth has moderated in recent periods due to a slowdown in new business activity as a result of higher mortgage interest rates.
Credit Risk Transfer

Single-Family Mortgage Portfolio with Credit Enhancement
(UPB in billions)

61%
61%
62%
62%
62%
$1,803
$1,832
$1,840
$1,864
$1,865
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
UPB
Percentage

Multifamily Mortgage Portfolio with Credit Enhancement
(UPB in billions)

95%
93%
93%
94%
95%
$394
$398
$396
$402
$410
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
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

Freddie Mac 3Q 2023 Form 10-Q	3

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
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
Single-Family

U.S. Single-Family Home Sales and House Prices
Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index.

U.S. Single-Family Mortgage Originations
_
(UPB in billions)
Source: Freddie Mac and Inside Mortgage Finance. 3Q 2023 U.S. single-family mortgage originations data is not yet available.
Single-Family Serious Delinquency Rates

Source: Freddie Mac and National Delinquency Survey from the Mortgage Bankers Association. 3Q 2023 total mortgage market rate is not yet available.

Single-Family Mortgage Debt Outstanding

(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. 3Q 2023 U.S. single-family mortgage debt outstanding data is not yet available.

Freddie Mac 3Q 2023 Form 10-Q	4

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
Multifamily

Apartment Vacancy Rates and Change in Effective Rents
Source: Reis.

Multifamily Property Price Growth Rate

Source: Real Capital Analytics Commercial Property Price Index (RCA CPPI).

Multifamily Delinquency Rates
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS market, excluding REOs). The 3Q 2023 delinquency rate for FDIC insured institutions is not yet available.

Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. 3Q 2023 U.S. multifamily mortgage debt outstanding data is not yet available.

Freddie Mac 3Q 2023 Form 10-Q	5

Management's Discussion and Analysis	Consolidated Results of Operations

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
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

			Change				Change
(Dollars in millions)	3Q 2023	3Q 2022	$	%	YTD 2023	YTD 2022	$	%
Net interest income	$4,749	$4,554	$195	4%	$13,773	$13,417	$356	3%
Non-interest income	941	627	314	50	2,083	3,014	(931)	(31)
Net revenues	5,690	5,181	509	10	15,856	16,431	(575)	(3)
(Provision) benefit for credit losses	263	(1,796)	2,059	115	405	(1,266)	1,671	132
Non-interest expense	(2,576)	(1,825)	(751)	(41)	(6,712)	(5,777)	(935)	(16)
Income before income tax expense	3,377	1,560	1,817	116	9,549	9,388	161	2
Income tax expense	(692)	(247)	(445)	(180)	(1,925)	(1,824)	(101)	(6)
Net income	2,685	1,313	1,372	104	7,624	7,564	60	1
Other comprehensive income (loss), net of taxes and reclassification adjustments	19	(181)	200	110	19	(367)	386	105
Comprehensive income	$2,704	$1,132	$1,572	139%	$7,643	$7,197	$446	6%
Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	3Q 2023	3Q 2022	$	%	YTD 2023	YTD 2022	$	%
Guarantee net interest income:
Contractual net interest income	$3,695	$3,577	$118	3%	$11,019	$10,379	$640	6%
Deferred fee income	316	550	(234)	(43)	755	2,536	(1,781)	(70)
Total guarantee net interest income	4,011	4,127	(116)	(3)	11,774	12,915	(1,141)	(9)
Investments net interest income	1,675	914	761	83	4,718	2,186	2,532	116
Impact on net interest income from hedge accounting	(937)	(487)	(450)	(92)	(2,719)	(1,684)	(1,035)	(61)
Net interest income	$4,749	$4,554	$195	4%	$13,773	$13,417	$356	3%
Key Drivers:
■    Guarantee net interest income
●    3Q 2023 vs. 3Q 2022 and YTD 2023 vs. YTD 2022 - Decreased primarily due to a decline in deferred fee income due to slower prepayments driven by higher mortgage interest rates, partially offset by continued mortgage portfolio growth.
■    Investments net interest income
●    3Q 2023 vs. 3Q 2022 and YTD 2023 vs. YTD 2022 - Increased primarily due to higher returns on securities purchased under agreements to resell as a result of higher short-term interest rates.

Freddie Mac 3Q 2023 Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

■    Impact on net interest income from hedge accounting
●    3Q 2023 vs. 3Q 2022 - Expense increased primarily due to higher interest expense on derivatives in hedge relationships as a result of higher interest rates.
●    YTD 2023 vs. YTD 2022 - Expense increased primarily due to higher interest expense on derivatives in hedge relationships as a result of higher interest rates, partially offset by a favorable change in the earnings mismatch on qualifying fair value hedge relationships in 1Q 2023.
Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	3Q 2023			3Q 2022
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$13,523	$145	4.19%	$13,418	$52	1.54%
Securities purchased under agreements to resell	122,140	1,660	5.43	100,393	554	2.21
Investment securities	41,169	427	4.15	46,561	416	3.57
Mortgage loans(1)	3,069,177	24,525	3.20	2,992,378	20,843	2.79
Other assets	2,839	42	5.79	3,882	29	2.93
Total interest-earning assets	3,248,848	26,799	3.30	3,156,632	21,894	2.77
Interest-bearing liabilities:
Debt of consolidated trusts	3,005,595	(19,383)	(2.58)	2,939,663	(16,166)	(2.20)
Debt of Freddie Mac	193,925	(2,667)	(5.49)	177,205	(1,174)	(2.64)
Total interest-bearing liabilities	3,199,520	(22,050)	(2.76)	3,116,868	(17,340)	(2.22)
Impact of net non-interest-bearing funding	49,328	—	0.04	39,764	—	0.03
Total funding of interest-earning assets	3,248,848	(22,050)	(2.72)	3,156,632	(17,340)	(2.19)
Net interest income/yield		$4,749	0.58%		$4,554	0.58%
(1)Loan fees included in net interest income were $0.2 billion and $0.3 billion during 3Q 2023 and 3Q 2022, respectively.

	YTD 2023			YTD 2022
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$13,618	$401	3.88%	$14,626	$71	0.64%
Securities purchased under agreements to resell	118,891	4,502	5.05	95,406	763	1.07
Investment securities	39,637	1,106	3.72	49,196	1,264	3.43
Mortgage loans(1)	3,052,953	71,427	3.12	2,949,123	57,477	2.60
Other assets	2,506	105	5.53	4,555	67	1.93
Total interest-earning assets	3,227,605	77,541	3.20	3,112,906	59,642	2.55
Interest-bearing liabilities:
Debt of consolidated trusts	2,988,356	(56,252)	(2.51)	2,893,353	(44,010)	(2.03)
Debt of Freddie Mac	194,319	(7,516)	(5.15)	177,934	(2,215)	(1.66)
Total interest-bearing liabilities	3,182,675	(63,768)	(2.67)	3,071,287	(46,225)	(2.01)
Impact of net non-interest-bearing funding	44,930	—	0.04	41,619	—	0.03
Total funding of interest-earning assets	3,227,605	(63,768)	(2.63)	3,112,906	(46,225)	(1.98)
Net interest income/yield		$13,773	0.57%		$13,417	0.57%
(1)Loan fees included in net interest income were $0.8 billion and $1.2 billion during YTD 2023 and YTD 2022, respectively.

Freddie Mac 3Q 2023 Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Income

The table below presents the components of non-interest income.
Table 4 - Components of Non-Interest Income

			Change				Change
(Dollars in millions)	3Q 2023	3Q 2022	$	%	YTD 2023	YTD 2022	$	%
Guarantee income:
Contractual guarantee fees	$325	$323	$2	1%	$972	$963	$9	1%
Guarantee obligation amortization	283	292	(9)	(3)	848	897	(49)	(5)
Guarantee asset fair value changes	(307)	(490)	183	37	(744)	(1,460)	716	49
Total guarantee income	301	125	176	141	1,076	400	676	169
Investment gains, net:
Single-Family	314	(13)	327	2,515	131	1,471	(1,340)	(91)
Multifamily	241	428	(187)	(44)	610	778	(168)	(22)
Total investment gains, net	555	415	140	34	741	2,249	(1,508)	(67)
Other income	85	87	(2)	(2)	266	365	(99)	(27)
Non-interest income	$941	$627	$314	50%	$2,083	$3,014	($931)	(31)%
Key Drivers:
■    Guarantee income
●    3Q 2023 vs. 3Q 2022 and YTD 2023 vs. YTD 2022 - Increased primarily due to lower fair value losses on guarantee assets as a result of smaller interest rate increases.
■    Investment gains, net
●    3Q 2023 vs. 3Q 2022 - Net investment gains in Single-Family increased primarily due to interest rate-related impacts. These gains were offset by a decline in net investment gains in Multifamily primarily due to lower fair value gains from interest-rate risk management activities and realized losses on sales of available-for-sale securities, partially offset by favorable fair value changes from spreads.
●    YTD 2023 vs. YTD 2022 - Net investment gains declined from elevated levels in YTD 2022, which were driven by spread-related gains on commitments to hedge the Single-Family securitization pipeline during that period.
(Provision) Benefit for Credit Losses
The table below presents the components of provision for credit losses.
Table 5 - (Provision) Benefit for Credit Losses

			Change				Change
(Dollars in millions)	3Q 2023	3Q 2022	$	%	YTD 2023	YTD 2022	$	%
Single-Family	$304	($1,784)	$2,088	117%	$624	($1,251)	$1,875	150%
Multifamily	(41)	(12)	(29)	(242)	(219)	(15)	(204)	(1,360)
(Provision) benefit for credit losses	$263	($1,796)	$2,059	115%	$405	($1,266)	$1,671	132%
Key Drivers:
■    3Q 2023 vs. 3Q 2022 - The benefit for credit losses for 3Q 2023 was primarily driven by a credit reserve release in Single-Family due to increases in observed and forecasted house price appreciation, partially offset by a credit reserve build in Multifamily due to deterioration in overall loan performance. The provision for credit losses for 3Q 2022 was primarily driven by a credit reserve build in Single-Family due to deterioration in housing market conditions, including lower observed and forecasted house price appreciation.
■    YTD 2023 vs. YTD 2022 - The benefit for credit losses for YTD 2023 was primarily driven by a credit reserve release in Single-Family due to increases in observed and forecasted house price appreciation, partially offset by a credit reserve build in Multifamily due to increased uncertainty in forecasted economic conditions and multifamily market conditions as well as deterioration in overall loan performance. The provision for credit losses for YTD 2022 was primarily driven by a credit reserve build in Single-Family due to deterioration in housing market conditions, including lower observed and forecasted house price appreciation.

Freddie Mac 3Q 2023 Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Expense
The table below presents the components of non-interest expense.
Table 6 - Components of Non-Interest Expense

			Change				Change
(Dollars in millions)	3Q 2023	3Q 2022	$	%	YTD 2023	YTD 2022	$	%
Salaries and employee benefits	($418)	($387)	($31)	(8)%	($1,197)	($1,119)	($78)	(7)%
Credit enhancement expense	(634)	(542)	(92)	(17)	(1,754)	(1,559)	(195)	(13)
Benefit for (decrease in) credit enhancement recoveries	(103)	210	(313)	(149)	(162)	192	(354)	(184)
Legislative assessments expense:
Legislated guarantee fees expense	(716)	(696)	(20)	(3)	(2,134)	(2,046)	(88)	(4)
Affordable housing funds allocation	(41)	(57)	16	28	(109)	(214)	105	49
Total legislative assessments expense	(757)	(753)	(4)	(1)	(2,243)	(2,260)	17	1
Other expense	(664)	(353)	(311)	(88)	(1,356)	(1,031)	(325)	(32)
Non-interest expense	($2,576)	($1,825)	($751)	(41)%	($6,712)	($5,777)	($935)	(16)%
Key Drivers:
■    Credit enhancement expense
●    3Q 2023 vs. 3Q 2022 - Increased primarily due to losses on STACR Trust note repurchases.
●    YTD 2023 vs. YTD 2022 - Increased primarily due to a higher volume of outstanding cumulative CRT transactions and higher losses on STACR Trust note repurchases.
■    Benefit for (decrease in) credit enhancement recoveries
●    3Q 2023 vs. 3Q 2022 and YTD 2023 vs. YTD 2022 - Decreased primarily due to a decrease in expected credit losses on covered loans.
■    Legislative assessments expense
●    3Q 2023 vs. 3Q 2022 - Increased primarily due to higher legislated guarantee fees expense due to growth in our Single-Family mortgage portfolio, partially offset by lower affordable housing funds allocation as a result of lower Single-Family new business activity.
●    YTD 2023 vs. YTD 2022 - Decreased primarily due to lower affordable housing funds allocation as a result of lower Single-Family new business activity, partially offset by higher legislated guarantee fees expense due to growth in our Single-Family mortgage portfolio.
■    Other expense
●    3Q 2023 vs. 3Q 2022 and YTD 2023 vs. YTD 2022 - Increased primarily due to recording an accrual of $0.3 billion for an adverse judgment at trial. See Note 14 for additional information regarding our legal proceedings.

Freddie Mac 3Q 2023 Form 10-Q	9

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 7 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	September 30, 2023	December 31, 2022	$	%
Assets:
Cash and cash equivalents	$5,354	$6,360	($1,006)	(16)%
Securities purchased under agreements to resell	115,161	87,295	27,866	32
Investment securities, at fair value	39,443	38,701	742	2
Mortgage loans held-for-sale	13,905	12,197	1,708	14
Mortgage loans held-for-investment	3,060,822	3,022,318	38,504	1
Accrued interest receivable, net	9,526	8,529	997	12
Deferred tax assets, net	4,875	5,777	(902)	(16)
Other assets	22,555	27,156	(4,601)	(17)
Total assets	$3,271,641	$3,208,333	$63,308	2%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$8,451	$7,309	$1,142	16%
Debt	3,202,097	3,145,832	56,265	2
Other liabilities	16,432	18,174	(1,742)	(10)
Total liabilities	3,226,980	3,171,315	55,665	2
Total equity	44,661	37,018	7,643	21
Total liabilities and equity	$3,271,641	$3,208,333	$63,308	2%
Key Drivers:
As of September 30, 2023 compared to December 31, 2022:
■    Securities purchased under agreements to resell increased due to an increase in cash provided by operating activities and to provide additional liquidity due to uncertain economic conditions.
■    Mortgage loans held-for-investment increased primarily due to growth in our Single-Family mortgage portfolio.
■    Other assets decreased primarily due to a decline in receivables related to U.S. Treasury securities sold but not yet settled.
■    Debt increased due to new debt issuances to provide additional liquidity due to uncertain economic conditions, as well as an increase in debt of consolidated trusts driven by growth in our Single-Family mortgage portfolio.
■    Other liabilities decreased primarily due to a decline in payables related to U.S. Treasury securities purchased but not yet settled.

Freddie Mac 3Q 2023 Form 10-Q	10

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 8 - Mortgage Portfolio

	September 30, 2023			December 31, 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$2,947,023	$44,158	$2,991,181	$2,907,999	$30,574	$2,938,573
By Freddie Mac	34,024	9,165	43,189	33,506	17,805	51,311
Total mortgage loans held-for-investment	2,981,047	53,323	3,034,370	2,941,505	48,379	2,989,884
Mortgage loans held-for-sale	3,743	11,311	15,054	3,564	9,544	13,108
Total mortgage loans	2,984,790	64,634	3,049,424	2,945,069	57,923	3,002,992
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	30,382	356,552	386,934	31,500	360,869	392,369
Other mortgage-related guarantees	8,869	10,768	19,637	9,476	10,510	19,986
Total mortgage-related guarantees	39,251	367,320	406,571	40,976	371,379	412,355
Total mortgage portfolio	$3,024,041	$431,954	$3,455,995	$2,986,045	$429,302	$3,415,347
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$2,956,213	$44,169	$3,000,382	$2,916,038	$30,813	$2,946,851
Issued by nonconsolidated trusts	24,768	316,874	341,642	25,772	319,117	344,889
Total guaranteed mortgage-related securities	$2,980,981	$361,043	$3,342,024	$2,941,810	$349,930	$3,291,740
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

Freddie Mac 3Q 2023 Form 10-Q	11

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 9 - Mortgage-Related Investments Portfolio

	September 30, 2023			December 31, 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans:
Securitization pipeline and other loans	$9,346	$20,476	$29,822	$10,093	$27,349	$37,442
Seasoned loans	28,420	—	28,420	26,977	—	26,977
Total unsecuritized mortgage loans	37,766	20,476	58,242	37,070	27,349	64,419
Mortgage-related securities:
Investment securities	3,370	5,284	8,654	3,440	6,396	9,836
Debt of consolidated trusts	17,509	677	18,186	17,939	536	18,475
Total mortgage-related securities	20,879	5,961	26,840	21,379	6,932	28,311
Mortgage-related investments portfolio	$58,645	$26,437	$85,082	$58,449	$34,281	$92,730
10% of notional amount of interest-only securities			$22,523			$21,758
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			107,605			114,488
Other Investments Portfolio

The table below presents the details of our other investments portfolio.
Table 10 - Other Investments Portfolio

	September 30, 2023				December 31, 2022
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)
Cash and cash equivalents	$4,699	$566	$89	$5,354	$5,652	$611	$97	$6,360
Securities purchased under agreements to resell	107,351	10,786	796	118,933	88,499	9,703	1,084	99,286
Non-mortgage-related securities	19,399	—	6,069	25,468	20,188	—	3,645	23,833
Other assets	—	—	6,612	6,612	—	—	4,565	4,565
Other investments portfolio	$131,449	$11,352	$13,566	$156,367	$114,339	$10,314	$9,391	$134,044
(1)Represents carrying value.

Freddie Mac 3Q 2023 Form 10-Q	12

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

Freddie Mac 3Q 2023 Form 10-Q	13

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family
Business Results

The charts, tables, and related discussion below present the business results of our Single-Family segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose and Average Estimated Guarantee Fee Rate(1) on New Acquisitions
(UPB in billions)

54
51
55
57
55
51
56
$121
$23
$98
$75
$12
$63
$59
$8
$51
$83
$10
$73
$85
$9
$76
$466
$189
$277
$227
$27
$200
3Q22
4Q22
1Q23
2Q23
3Q23
YTD22
YTD23
Home purchase
Refinance
Average estimated guarantee fee rate on new acquisitions (bps)

(1)Estimated guarantee fee rate calculation excludes the legislated guarantee fees and includes deferred fees recognized over the estimated life of the related loans.
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)

$309,000
$297,000
$310,000
$322,000
$314,000
$300,000
$316,000
1,551
712
839
719
112
607
392
95
297
252
52
200
190
33
157
258
41
217
271
38
233
3Q22
4Q22
1Q23
2Q23
3Q23
YTD22
YTD23
Home purchase borrowers
Refinance borrowers
Average loan UPB of new acquisitions

■    3Q 2023 vs. 3Q 2022 and YTD 2023 vs YTD 2022
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
For additional information on credit fee changes, see the MD&A – Regulation and Supervision section in our Form 10-Q for the quarter ended June 30, 2023 and our 2022 Annual Report.

Freddie Mac 3Q 2023 Form 10-Q	14

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Estimated Guarantee Fee Rate(1) on Mortgage Portfolio
(UPB in billions)
(1)Estimated guarantee fee rate is calculated as of acquisition and includes deferred fees recognized over the estimated life of the related loans. Estimated guarantee fee rate calculation excludes the legislated guarantee fees and certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $41 billion as of September 30, 2023.
Single-Family Mortgage Loans
(Loan count in millions)
■    Our Single-Family mortgage portfolio was $3.0 trillion at September 30, 2023, up 2% year-over-year, as portfolio growth has moderated in recent periods due to the slowdown in new business activity as both home purchase and refinance activity slowed as a result of higher mortgage interest rates.

Freddie Mac 3Q 2023 Form 10-Q	15

Management's Discussion and Analysis	Our Business Segments | Single-Family
CRT Activities

We transfer credit risk on a portion of our Single-Family mortgage portfolio to the private market, reducing the risk of future losses to us when borrowers default. The charts below show the issuance amounts associated with CRT transactions for loans in our Single-Family mortgage portfolio.
UPB Covered by New CRT Issuance
(In billions)
New CRT Issuance Maximum Coverage
(In billions)
■    3Q 2023 vs. 3Q 2022 and YTD 2023 vs. YTD 2022
●    The UPB of mortgage loans covered by CRT transactions and related maximum coverage issued during 3Q 2023 and YTD 2023 decreased compared to 3Q 2022 and YTD 2022 due to a decrease in loan acquisition activity in recent quarters and changes in business strategy and market conditions.
●    The percentage of our Single-Family acquisitions that were loans in the targeted population for our CRT transactions (primarily 30-year fixed rate loans with LTV ratios between 60% and 97%) increased to 81% during both 3Q 2023 and YTD 2023, from 79% and 72% during 3Q 2022 and YTD 2022, respectively, primarily driven by an increase in the percentage of recently acquired loans with original LTV ratios above 60% and an increase in the percentage of 30-year loan acquisitions. We expect to include a subset of this targeted population in our future CRT transactions.
See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our CRT activities and other credit enhancements.

Freddie Mac 3Q 2023 Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments | Single-Family
Loss Mitigation Activities

The following chart provides details about the single-family loan workout activities that were completed during the periods presented.
Completed Loan Workout Activity
(UPB in billions, number of loan workouts in thousands)

$26
114
39
$15
62
17
$6
$5
$5
$5
$5
51
28
27
22
24
20
18
10
6
6
5
6
12
10
11
9
7
24
18
6
6
7
6
5
3Q22
4Q22
1Q23
2Q23
3Q23
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
■    Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the period, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 20,000 loans in active forbearance plans and approximately 12,000 loans in other active loss mitigation activity as of September 30, 2023.
■    3Q 2023 vs. 3Q 2022 and YTD 2023 vs. YTD 2022 - Our loan workout activity decreased as the seriously delinquent loan population continued to decline.

Freddie Mac 3Q 2023 Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the results of operations for our Single-Family segment. See Note 11 for additional information about segment financial results.
Table 11 - Single-Family Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2023	3Q 2022	$	%	YTD 2023	YTD 2022	$	%
Net interest income	$4,534	$4,363	$171	4%	$13,125	$12,704	$421	3%
Non-interest income	393	58	335	578	365	1,802	(1,437)	(80)
Net revenues	4,927	4,421	506	11	13,490	14,506	(1,016)	(7)
(Provision) benefit for credit losses	304	(1,784)	2,088	117	624	(1,251)	1,875	150
Non-interest expense	(2,310)	(1,653)	(657)	(40)	(6,121)	(5,285)	(836)	(16)
Income before Income tax expense	2,921	984	1,937	197	7,993	7,970	23	—
Income tax expense	(598)	(141)	(457)	(324)	(1,612)	(1,548)	(64)	(4)
Net income	2,323	843	1,480	176	6,381	6,422	(41)	(1)
Other comprehensive income (loss), net of taxes and reclassification adjustments	(6)	(39)	33	85	(5)	(46)	41	89
Comprehensive income	$2,317	$804	$1,513	188%	$6,376	$6,376	$—	—%
Key Business Drivers:
■ 3Q 2023 vs. 3Q 2022
●    Net income of $2.3 billion, up 176% year-over-year.
–Net revenues were $4.9 billion, up 11% year-over-year. Net interest income was $4.5 billion, up 4% year-over-year, primarily driven by higher investments net interest income as a result of higher short-term interest rates, partially offset by lower deferred fee income due to slower mortgage prepayment activity.
–Benefit for credit losses was $0.3 billion for 3Q 2023, primarily driven by a credit reserve release due to increases in observed and forecasted house price appreciation. The provision for credit losses of $1.8 billion for 3Q 2022 was primarily driven by deterioration in housing market conditions, including lower observed and forecasted house price appreciation.
–Non-interest expense was $2.3 billion for 3Q 2023, up 40% year-over-year, primarily driven by an allocation of $250 million for the accrual for an adverse judgment at trial and a decrease in credit enhancement recoveries due to a decline in expected credit losses on covered loans.
■ YTD 2023 vs. YTD 2022
●    Net income of $6.4 billion, down 1% year-over-year.
–Net revenues were $13.5 billion, down 7% year-over-year.
◦Net interest income was $13.1 billion for YTD 2023, up 3% year-over-year, primarily driven by higher investments net interest income as a result of higher interest rates, partially offset by lower deferred fee income due to slower mortgage prepayment activity.
◦Non-interest income of $1.8 billion for YTD 2022 was primarily driven by spread-related gains on commitments to hedge the securitization pipeline during that period.
–Benefit for credit losses was $0.6 billion for YTD 2023, primarily driven by a credit reserve release due to increases in observed and forecasted house price appreciation. The provision for credit losses was $1.3 billion for YTD 2022, primarily driven by deterioration in housing market conditions, including lower observed and forecasted house price appreciation.
–Non-interest expense was $6.1 billion for YTD 2023, up 16% year-over-year, primarily driven by an allocation of $250 million for the accrual for an adverse judgment at trial and a decrease in credit enhancement recoveries due to a decline in expected credit losses on covered loans.

Freddie Mac 3Q 2023 Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The charts, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity
(In billions)
Total Number of Rental Units Financed(1)
(In thousands)
(1) Includes rental units financed by supplemental loans.

■    As of September 30, 2023, our Multifamily new business activity was $32.4 billion, down 27% year-over-year, as higher mortgage interest rates have reduced demand for multifamily financing. Approximately 64% of this activity, based on UPB, was mission-driven, affordable housing.
■    Our index lock agreements and outstanding commitments to purchase or guarantee multifamily assets were $17.1 billion and $21.4 billion as of September 30, 2023 and September 30, 2022, respectively.

Freddie Mac 3Q 2023 Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Portfolio

Mortgage Portfolio
(In billions)
Guarantee Portfolio
(In billions)
■    Our Multifamily mortgage portfolio was $432.0 billion at September 30, 2023, up 4% year-over-year, as portfolio growth has moderated in recent periods due to the slowdown in new business activity. Our guarantee portfolio was $371.8 billion at September 30, 2023, up 4% year-over-year, as our new securitization activities outpaced payoffs.
■    In addition to our Multifamily mortgage portfolio, we have investments in LIHTC fund partnerships with carrying values totaling $3.3 billion and $2.8 billion as of September 30, 2023 and December 31, 2022, respectively.

Freddie Mac 3Q 2023 Form 10-Q	20

Management's Discussion and Analysis	Our Business Segments | Multifamily

CRT Activities

UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
■    3Q 2023 vs. 3Q 2022
●    The UPB of mortgage loans covered by new CRT transactions and the maximum coverage increased primarily due to the issuance of MCIP and SCR Trust note transactions. There were no MCIP or SCR Trust note transactions in 3Q 2022.
■    YTD 2023 vs. YTD 2022
●    The UPB of mortgage loans covered by new CRT transactions and the maximum coverage decreased primarily due to lower new business activity.

See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our Multifamily mortgage portfolio.

Freddie Mac 3Q 2023 Form 10-Q	21

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the results of operations for our Multifamily segment. See Note 11 for additional information about segment financial results.
Table 12 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	3Q 2023	3Q 2022	$	%	YTD 2023	YTD 2022	$	%
Net interest income	$215	$191	$24	13%	$648	$713	($65)	(9)%
Non-interest income	548	569	(21)	(4)	1,718	1,212	506	42
Net revenues	763	760	3	—	2,366	1,925	441	23
(Provision) benefit for credit losses	(41)	(12)	(29)	(242)	(219)	(15)	(204)	(1,360)
Non-interest expense	(266)	(172)	(94)	(55)	(591)	(492)	(99)	(20)
Income before income tax expense	456	576	(120)	(21)	1,556	1,418	138	10
Income tax expense	(94)	(106)	12	11	(313)	(276)	(37)	(13)
Net income	362	470	(108)	(23)	1,243	1,142	101	9
Other comprehensive income (loss), net of taxes and reclassification adjustments	25	(142)	167	118	24	(321)	345	107
Comprehensive income	$387	$328	$59	18%	$1,267	$821	$446	54%
Key Business Drivers:
■    3Q 2023 vs. 3Q 2022
●    Net income of $0.4 billion, down 23% year-over-year.
–Net revenues remained $0.8 billion, essentially unchanged year-over-year.
–Provision for credit losses was $41 million for 3Q 2023, driven by a credit reserve build due to deterioration in overall loan performance.
–Non-interest expense was $0.3 billion, up 55% year-over-year, primarily driven by an allocation of $63 million for the accrual for an adverse judgment at trial.
■    YTD 2023 vs. YTD 2022
●    Net income of $1.2 billion, up 9% year-over-year.
–Net revenues were $2.4 billion, up 23% year-over-year.
–Net interest income was $0.6 billion, down 9% year-over-year, primarily due to lower prepayment income driven by higher mortgage interest rates, partially offset by higher net interest income from mortgage loans.
–Non-interest income was $1.7 billion, up 42% year-over-year, primarily driven by lower fair value losses on our guarantee assets, net of the related interest-rate risk management activities. During 2Q 2022, we updated our funds transfer pricing methodologies to allocate gains and losses on derivative instruments to Multifamily to offset interest rate-related changes in fair value on our guarantee assets.
–Provision for credit losses was $0.2 billion for YTD 2023, driven by a credit reserve build due to increased uncertainty in forecasted economic conditions and multifamily market conditions as well as deterioration in overall loan performance.
–Non-interest expense was $0.6 billion, up 20% year-over-year, primarily driven by an allocation of $63 million for the accrual for an adverse judgment at trial.

Freddie Mac 3Q 2023 Form 10-Q	22

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
To achieve our mission, we take risks as an integral part of our business activities. We are exposed to the following key types of risk: credit risk, market risk, liquidity risk, operational risk, compliance risk, legal risk, strategic risk, and reputation risk.
Credit Risk
Allowance for Credit Losses

The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 13 - Allowance for Credit Losses Activity

	3Q 2023			3Q 2022			YTD 2023			YTD 2022
(Dollars in millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Allowance for credit losses:
Beginning balance	$7,457	$325	$7,782	$5,342	$81	$5,423	$7,746	$147	$7,893	$5,440	$78	$5,518
Provision (benefit) for credit losses	(304)	41	(263)	1,784	12	1,796	(624)	219	(405)	1,251	15	1,266
Charge-offs	(221)	—	(221)	(108)	—	(108)	(422)	—	(422)	(388)	—	(388)
Recoveries collected	54	—	54	29	—	29	115	—	115	124	—	124
Net charge-offs	(167)	—	(167)	(79)	—	(79)	(307)	—	(307)	(264)	—	(264)
Other(1)	80	—	80	168	—	168	251	—	251	788	—	788
Ending balance	$7,066	$366	$7,432	$7,215	$93	$7,308	$7,066	$366	$7,432	$7,215	$93	$7,308

Average loans outstanding during the period(2)	$3,008,592	$51,500	$3,060,092	$2,957,019	$33,614	$2,990,633	$2,995,238	$49,186	$3,044,424	$2,914,163	$30,500	$2,944,663
Net charge-offs to average loans outstanding	0.01%	—%	0.01%	—%	—%	—%	0.01%	—%	0.01%	0.01%	—%	0.01%

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$6,668	$280	$6,948	$6,802	$49	$6,851
Other(3)	398	86	484	413	44	457
Total ending balance	$7,066	$366	$7,432	$7,215	$93	$7,308
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

Freddie Mac 3Q 2023 Form 10-Q	23

Management's Discussion and Analysis	Risk Management
Table 14 - Allowance for Credit Losses Ratios

	September 30, 2023			December 31, 2022
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.22%	0.54%	0.23%	0.25%	0.16%	0.24%
Non-accrual loans to total loans outstanding	0.42	0.12	0.41	0.34	0.09	0.33
Allowance for credit losses to non-accrual loans	52.82	437.50	54.76	72.45	183.33	72.91
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$6,668	$280	$6,948	$7,314	$77	$7,391
Total loans outstanding(2)	3,014,629	51,832	3,066,461	2,981,401	47,094	3,028,495
Non-accrual loans(2)	12,625	64	12,689	10,095	42	10,137
(1)Represents allowance for credit losses on held-for-investment loans for which we have not elected the fair value option.
(2)Based on amortized cost basis of held-for-investment loans for which we have not elected the fair value option.
The ratio of allowance for credit losses to non-accrual loans decreased as of September 30, 2023 compared to December 31, 2022, primarily driven by a credit reserve release in Single-Family due to increases in observed and forecasted house price appreciation.
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
The charts below show the credit profile of the single-family loans we purchased or guaranteed. The average original LTV ratio increased year-over-year during YTD 2023 due to the increase in the percentage of loan acquisitions related to home purchases as home purchase loans typically have higher LTV ratios than refinance loans. The percentage of loans with a DTI ratio greater than 45% also increased year-over-year during 3Q 2023 and YTD 2023 due to changes in market conditions, such as increasing house prices and higher mortgage interest rates in recent quarters, and continued modifications to our underwriting standards.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion).

Freddie Mac 3Q 2023 Form 10-Q	24

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 15 - Single-Family New Business Activity

	3Q 2023		3Q 2022		YTD 2023		YTD 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year or more, amortizing fixed-rate	$81,696	95%	$112,585	93%	$215,895	95%	$419,472	90%
15-year or less, amortizing fixed-rate	3,269	4	6,702	5	8,521	4	41,270	9
Adjustable-rate	466	1	1,928	2	2,830	1	5,226	1
Total	$85,431	100%	$121,215	100%	$227,246	100%	$465,968	100%

Percentage of purchases
DTI ratio > 45%		29%		19%		26%		16%
Original LTV ratio > 90%		26		24		27		18
Transaction type:
Cash window		30		24		29		26
Guarantor swap		70		76		71		74
Property type:
Detached single-family houses and townhouses		91		92		91		92
Condominium or co-op		9		8		9		8
Occupancy type:
Primary residence		93		91		93		90
Second home		2		2		2		3
Investment property		5		7		5		7
Loan purpose:
Purchase		89		80		88		59
Cash-out refinance		8		16		8		27
Other refinance		3		4		4		14
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
Table 16 - Single-Family Mortgage Portfolio CRT Issuance

	3Q 2023		3Q 2022
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$—	$—	$90,747	$2,849
ACIS	7,123	255	44,770	1,767
Other	546	103	625	132
Total CRT issuance	$7,669	$358	$136,142	$4,748
Referenced footnotes are included after the year-to-date table.

Freddie Mac 3Q 2023 Form 10-Q	25

Management's Discussion and Analysis	Risk Management

	YTD 2023		YTD 2022
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
STACR	$63,331	$2,202	$325,721	$12,720
ACIS	14,716	548	166,461	6,482
Other	666	223	2,322	526
Total CRT issuance	$78,713	$2,973	$494,504	$19,728
(1)    Represents the UPB of the assets included in the associated reference pool or securitization trust, as applicable.
(2)    For STACR transactions, represents the balance held by third parties at issuance. For ACIS transactions, represents the aggregate limit of insurance purchased from third parties at issuance.
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 17 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	September 30, 2023
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$633,492	21%	$163,960
STACR	1,180,667	39	32,126
ACIS	840,958	28	18,179
Other	40,202	1	11,079
Less: UPB with multiple credit enhancements and other reconciling items(4)	(830,093)	(27)	—
Single-Family mortgage portfolio - credit-enhanced	1,865,226	62	225,344
Single-Family mortgage portfolio - non-credit-enhanced	1,158,815	38	N/A
Total	$3,024,041	100%	$225,344

	December 31, 2022
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$609,123	21%	$155,022
STACR	1,188,017	40	35,111
ACIS	938,409	31	19,774
Other	41,572	1	11,105
Less: UPB with multiple credit enhancements and other reconciling items(4)	(945,062)	(32)	—
Single-Family mortgage portfolio - credit-enhanced	1,832,059	61	221,012
Single-Family mortgage portfolio - non-credit-enhanced	1,153,986	39	N/A
Total	$2,986,045	100%	$221,012
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

Freddie Mac 3Q 2023 Form 10-Q	26

Management's Discussion and Analysis	Risk Management

Credit Enhancement Coverage Characteristics
The table below provides the serious delinquency rates for the credit-enhanced and non-credit-enhanced loans in our Single-Family mortgage portfolio. The credit-enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit enhancements.
Table 18 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	September 30, 2023		December 31, 2022
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	21%	0.90%	21%	1.05%
CRT and other	55	0.58	56	0.68
Non-credit-enhanced	38	0.45	39	0.57
Total	N/A	0.55	N/A	0.66
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements, net of allowance, was $0.2 billion and $0.4 billion as of September 30, 2023 and December 31, 2022, respectively.
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
Loan Characteristics
The table below contains details of the characteristics of the loans in our Single-Family mortgage portfolio.
Table 19 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	September 30, 2023
(Dollars in millions)	UPB	Original Credit Score(1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2023	$196,853	751	746	79%	77%
2022	439,880	745	747	76	70
2021	1,000,152	752	756	71	56
2020	732,387	761	768	71	47
2019	122,134	746	753	76	47
2018 and prior	532,635	736	751	75	33
Total	$3,024,041	750	756	73	53
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2023 Form 10-Q	27

Management's Discussion and Analysis	Risk Management

	December 31, 2022
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2022	$438,339	745	742	76%	74%
2021	1,054,844	752	758	71	59
2020	776,425	761	766	71	51
2019	131,637	746	752	76	50
2018	52,921	736	736	76	47
2017 and prior	531,879	737	752	75	34
Total	$2,986,045	750	756	73	54
(1)Original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition, and therefore the original credit scores also represent the current credit scores.
The following table presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 20 - Single-Family Mortgage Portfolio Attribute Combinations(1)

	September 30, 2023
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	43%	0.17%	16%	0.23%	4%	0.28%	2%	0.25%	—%	NM	65%	0.18%
700 to 739	12	0.54	6	0.74	2	0.80	1	0.60	—	NM	21	0.60
680 to 699	4	0.91	2	1.40	—	NM	—	NM	—	NM	6	1.03
660 to 679	3	1.30	1	1.95	—	NM	—	NM	—	NM	4	1.44
620 to 659	2	2.03	1	3.06	—	NM	—	NM	—	NM	3	2.21
Less than 620	1	4.53	—	NM	—	NM	—	NM	—	NM	1	4.92
Total	65%	0.51	26%	0.65	6%	0.66	3%	0.50	—%	NM	100%	0.55

	December 31, 2022
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	40%	0.22%	18%	0.25%	4%	0.23%	2%	0.16%	—%	NM	64%	0.23%
700 to 739	12	0.70	6	0.75	2	0.72	1	0.38	—	NM	21	0.71
680 to 699	5	1.16	2	1.28	—	NM	—	NM	—	NM	7	1.18
660 to 679	3	1.65	1	1.77	—	NM	—	NM	—	NM	4	1.68
620 to 659	2	2.46	1	2.78	—	NM	—	NM	—	NM	3	2.54
Less than 620	1	5.97	—	NM	—	NM	—	NM	—	NM	1	6.52
Total	63%	0.66	28%	0.67	6%	0.60	3%	0.37	—%	NM	100%	0.66
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
See Note 12 for more information about the geographic distribution of our Single-Family mortgage portfolio.

Freddie Mac 3Q 2023 Form 10-Q	28

Management's Discussion and Analysis	Risk Management

Delinquency Rates
We report Single-Family delinquency rates based on the number of loans in our Single-Family mortgage portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our Single-Family mortgage portfolio.
The chart below shows the delinquency rates of mortgage loans in our Single-Family mortgage portfolio.

Single-Family Delinquency Rates
0.79%
0.94%
0.76%
0.88%
0.99%
0.67%
0.66%
0.62%
0.56%
0.55%
0.20%
0.24%
0.20%
0.21%
0.24%
3Q22
4Q22
1Q23
2Q23
3Q23
One month past due
Two months past due
Seriously delinquent

Our Single-Family serious delinquency rate has declined to 0.55% as of September 30, 2023, compared to 0.67% as of September 30, 2022. See Note 3 for additional information on the payment status of our single-family mortgage loans.

Freddie Mac 3Q 2023 Form 10-Q	29

Management's Discussion and Analysis	Risk Management

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
Table 21 - Multifamily Mortgage Portfolio CRT Issuance

	3Q 2023		3Q 2022		YTD 2023		YTD 2022
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Subordination	$8,722	$586	$11,298	$791	$23,498	$1,621	$40,184	$2,705
SCR	8,224	200	—	—	17,026	407	5,982	141
MCIP	8,224	152	—	—	15,860	340	5,982	200
Lender risk-sharing	—	—	50	10	560	80	264	36
Less: UPB with more than one type of CRT	(8,224)	—	—	—	(15,860)	—	(5,982)	—
Total CRT issuance	$16,946	$938	$11,348	$801	$41,084	$2,448	$46,430	$3,082
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
We have increased the volume of MCIP and SCR Trust note transactions to facilitate the transfer of mortgage credit risk associated with our growing Multifamily mortgage loans held-for-investment portfolio.

Freddie Mac 3Q 2023 Form 10-Q	30

Management's Discussion and Analysis	Risk Management

Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we obtain various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type is subordination, which is created through our senior subordinate securitization transactions. As of September 30, 2023 and December 31, 2022, our maximum coverage provided by subordination in nonconsolidated VIEs was $39.6 billion and $41.7 billion, respectively.
The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 22 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	September 30, 2023		December 31, 2022
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$354,664	0.24%	$358,813	0.12%
Other	55,413	0.22	38,870	0.12
Total credit-enhanced	410,077	0.24	397,683	0.12
Non-credit-enhanced	21,877	0.27	31,619	0.08
Total	$431,954	0.24	$429,302	0.12
The Multifamily delinquency rate increased to 0.24% at September 30, 2023, primarily driven by an increase in delinquent loans in our senior housing and small balance loan portfolios. 94% of the delinquent loans in the Multifamily mortgage portfolio have credit enhancement coverage while 95% of all loans in the Multifamily mortgage portfolio have credit enhancement coverage.
The table below contains details on the loans underlying our Multifamily mortgage portfolio that are not credit-enhanced.
Table 23 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	September 30, 2023		December 31, 2022
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Mortgage loans held-for-sale	$10,210	—%	$9,138	0.29%
Mortgage loans held-for-investment:
Held by Freddie Mac	6,698	0.68	15,468	—
Held by consolidated trusts	2,688	0.48	4,665	—
Other mortgage-related guarantees	2,281	—	2,348	—
Total	$21,877	0.27	$31,619	0.08
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

Freddie Mac 3Q 2023 Form 10-Q	31

Management's Discussion and Analysis	Risk Management
The following tables provide our duration gap, estimated point-in-time and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The table below also provides PVS-L estimates assuming an immediate 100 basis point shift in the yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.
Table 24 - PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	September 30, 2023			December 31, 2022
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the yield curve, (gains) losses on:(1)
Assets:
Investments	($327)	$2,926	$5,728	$362	($3,131)	($6,340)
Guarantees(2)	40	(327)	(616)	(93)	512	1,090
Total assets	(287)	2,599	5,112	269	(2,619)	(5,250)
Liabilities	(86)	(1,714)	(3,476)	68	1,958	3,912
Derivatives	374	(901)	(1,705)	(336)	648	1,278
Total	$1	($16)	($69)	$1	($13)	($60)
PVS	$1	$—	$—	$1	$—	$—
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
(2)Represents the interest-rate risk from our guarantees, which include buy-ups, float, and upfront fees (including buy-downs).
Table 25 - Duration Gap and PVS Results

	3Q 2023			3Q 2022
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	—	$3	$—	—	$4	$3
Minimum	(0.1)	—	—	(0.3)	—	—
Maximum	0.1	9	—	0.3	11	28
Standard deviation	0.1	2	—	0.1	3	5

	YTD 2023			YTD 2022
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	—	$3	$3	—	$6	$6
Minimum	(0.2)	—	—	(0.4)	—	—
Maximum	0.3	9	31	0.4	18	77
Standard deviation	0.1	2	7	0.1	4	13
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 basis point shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 26 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
September 30, 2023	885	—	(885)
December 31, 2022(1)	645	—	(645)
(1)Before derivatives, our adverse PVS-L rate movement was -50 whereas after derivatives our adverse PVS-L rate movement was +50 bps.

Freddie Mac 3Q 2023 Form 10-Q	32

Management's Discussion and Analysis	Risk Management
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
Table 27 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	September 30, 2023	September 30, 2022
Interest Rate Scenarios(1)
Parallel yield curve shifts:
+100 basis points	($66)	$62
-100 basis points	66	(62)
Non-parallel yield curve shifts - long-term interest rates:
+100 basis points	121	202
-100 basis points	(121)	(202)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 basis points	(187)	(140)
-100 basis points	187	140
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

Freddie Mac 3Q 2023 Form 10-Q	33

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Table 28 - Liquidity Sources

(In millions)	September 30, 2023(1)	December 31, 2022(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$131,449	$114,339	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage Loans and Mortgage-Related Securities	24,666	25,853	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
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
Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $4.5 billion and $5.0 billion as of September 30, 2023 and December 31, 2022, respectively. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for more information about our other investments portfolio.
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

Freddie Mac 3Q 2023 Form 10-Q	34

Management's Discussion and Analysis	Liquidity and Capital Resources
Primary Sources of Funding

The following table lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 29 - Funding Sources

(In millions)	September 30, 2023(1)	December 31, 2022(1)	Description
Debt of Freddie Mac	$174,922	$166,762	Debt of Freddie Mac is used to fund our business activities.
Debt of Consolidated Trusts	3,027,175	2,979,070	Debt of consolidated trusts is used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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
Table 30 - Debt of Freddie Mac Activity

	3Q 2023		3Q 2022
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$11,386	5.08%	$3,115	1.14%
Issuances	6,591	5.27	33,182	2.19
Repayments	—	—	—	—
Maturities	(13,037)	5.00	(24,387)	1.87
Ending balance	4,940	5.32	11,910	2.46

Securities sold under agreements to repurchase	4,795	5.20	7,512	2.06
Offsetting arrangements	(3,772)	—	(7,512)	—
Securities sold under agreements to repurchase, net	1,023	5.35	—	—
Total short-term debt	5,963	5.33	11,910	2.46

Long-term:
Beginning balance	180,574	3.21	165,433	1.52
Issuances	10,826	5.79	12,876	4.12
Repayments	(2,217)	5.58	(1,392)	5.68
Maturities	(10,281)	5.05	(13,603)	0.63
Total long-term debt	178,902	3.23	163,314	1.83
Total debt of Freddie Mac, net	$184,865	3.30%	$175,224	1.87%
Referenced footnote is included after the year-to-date table.

Freddie Mac 3Q 2023 Form 10-Q	35

Management's Discussion and Analysis	Liquidity and Capital Resources

	YTD 2023		YTD 2022
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$7,716	3.49%	$—	—%
Issuances	85,360	4.42	40,900	1.87
Repayments	—	—	—	—
Maturities	(88,136)	4.26	(28,990)	1.59
Ending balance	4,940	5.32	11,910	2.46

Securities sold under agreements to repurchase	4,795	5.20	7,512	2.06
Offsetting arrangements	(3,772)	—	(7,512)	—
Securities sold under agreements to repurchase, net	1,023	5.35	—	—
Total short-term debt	5,963	5.33	11,910	2.46

Long-term:
Beginning balance	170,363	2.22	181,613	1.11
Issuances	45,359	5.49	29,948	3.58
Repayments	(8,728)	5.47	(3,297)	4.15
Maturities	(28,092)	2.39	(44,950)	0.37
Total long-term debt	178,902	3.23	163,314	1.83
Total debt of Freddie Mac, net	$184,865	3.30%	$175,224	1.87%
(1)Average rate is weighted based on par value.
As of September 30, 2023, our aggregate indebtedness pursuant to the Purchase Agreement was $184.9 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Maturity and Redemption Dates
The following table presents the par value of debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.
Table 31 - Maturity and Redemption Dates

	As of September 30, 2023		As of December 31, 2022
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Debt of Freddie Mac(1):
1 year or less	$56,276	$158,499	$60,534	$156,515
1 year through 2 years	53,602	13,777	32,261	3,820
2 years through 3 years	28,753	1,916	51,658	13,071
3 years through 4 years	11,708	305	5,739	212
4 years through 5 years	10,665	160	7,603	170
Thereafter	25,123	11,470	27,623	11,630
STACR and SCR debt(2)	2,510	2,510	4,652	4,652
Total debt of Freddie Mac	$188,637	$188,637	$190,070	$190,070
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

Freddie Mac 3Q 2023 Form 10-Q	36

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows activity for the debt of consolidated trusts.
Table 32 - Debt of Consolidated Trusts Activity

(In millions)	3Q 2023	3Q 2022	YTD 2023	YTD 2022
Beginning balance	$2,960,996	$2,877,722	$2,929,567	$2,732,056
Issuances	119,668	172,989	321,235	672,155
Repayments and extinguishments	(97,157)	(129,666)	(267,295)	(483,166)
Ending balance	2,983,507	2,921,045	2,983,507	2,921,045
Unamortized premiums and discounts	43,668	52,928	43,668	52,928
Debt of consolidated trusts	$3,027,175	$2,973,973	$3,027,175	$2,973,973
Credit Ratings

Our credit ratings and outlooks are primarily based on the support we receive from Treasury and therefore are affected by changes in the credit ratings and outlooks of the U.S. government. On August 2, 2023, Fitch lowered our Long-Term Issuer Default Rating (IDR) and senior unsecured debt rating to AA+ from AAA and revised the credit rating Outlook to Stable from Negative Watch. This action followed Fitch’s downgrade of U.S. government debt ratings on August 1, 2023. For additional information on our credit ratings, see MD&A - Liquidity and Capital Resources in our 2022 Annual Report.
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
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) decreased slightly from $5.7 billion as of September 30, 2022 to $5.4 billion as of September 30, 2023.

Freddie Mac 3Q 2023 Form 10-Q	37

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources
The table below presents activity related to our net worth.
Table 33 - Net Worth Activity

(In millions)	3Q 2023	3Q 2022	YTD 2023	YTD 2022
Beginning balance	$41,957	$34,098	$37,018	$28,033
Comprehensive income	2,704	1,132	7,643	7,197
Capital draw from Treasury	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—
Total equity / net worth	$44,661	$35,230	$44,661	$35,230

Remaining Treasury funding commitment	$140,162	$140,162	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	114,605	106,746	114,605	106,746
ERCF

The charts below present the ERCF capital adequacy requirements under the risk-based capital requirement (CET1 capital ratio relative to RWA) and leverage capital requirement (Tier 1 capital ratio relative to ATA). Our required CET1 capital ratio declined to 9.7% as of September 30, 2023 from 10.1% as of December 31, 2022, as risk-weighted assets increased primarily due to Single-Family mortgage portfolio growth, while the stress and stability capital buffers remained relatively flat. The stress and stability capital buffers do not change in proportion to the change in RWA as they are calculated from ATA, which increased this quarter at a smaller rate than RWA.

Risk-Based Capital Requirement: CET1 Capital Ratio

10.1%
2.6%
3.0%
4.5%
9.7%
2.4%
2.8%
4.5%
12/31/22
09/30/23
Minimum requirement
Stress capital buffer
Stability capital buffer

Leverage Capital Requirement: Tier 1 Capital Ratio

2.8%
0.3%
2.5%
2.8%
0.3%
2.5%
12/31/22
09/30/23
Minimum requirement
PLBA

Freddie Mac 3Q 2023 Form 10-Q	38

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Metrics
The table below presents the components of our regulatory capital.
Table 34 - Regulatory Capital Components

(In billions)	September 30, 2023	December 31, 2022
Total equity	$45	$37
Less:
Senior preferred stock	73	73
Preferred stock	14	14
Common equity	(42)	(50)
Less: deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	5	5
Common equity Tier 1 capital	(47)	(55)
Add: Preferred stock	14	14
Tier 1 capital	(33)	(41)
Tier 2 capital adjustments	—	—
Adjusted total capital	($33)	($41)
The table below presents the components of our statutory capital.
Table 35 - Statutory Capital Components

(In billions)	September 30, 2023	December 31, 2022
Total equity	$45	$37
Less:
Senior preferred stock	73	73
AOCI, net of taxes	—	(1)
Core capital	(28)	(35)
General allowance for foreclosure losses(1)	7	8
Total capital	($21)	($27)
(1)Represents our allowance for credit losses.

Freddie Mac 3Q 2023 Form 10-Q	39

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 36 - Capital Metrics Under ERCF

(In billions)		September 30, 2023		December 31, 2022
Adjusted total assets			$3,758	$3,710
Risk-weighted assets (standardized approach):
Credit risk			851	778
Market risk			52	51
Operational risk			70	70
Total risk-weighted assets			$973	$899

(In billions)		September 30, 2023		December 31, 2022
Stress capital buffer			$28	$27
Stability capital buffer			23	23
Countercyclical capital buffer amount			—	—
PCCBA			$51	$50
PLBA			$11	$11

	September 30, 2023
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$78	N/A	$78	($21)	($99)
CET1 capital	44	$51	95	(47)	(142)
Tier 1 capital	58	51	109	(33)	(142)
Adjusted total capital	78	51	129	(33)	(162)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(2.1)%	(10.1)%
CET1 capital	4.5	5.2%	9.7	(4.8)	(14.5)
Tier 1 capital	6.0	5.2	11.2	(3.4)	(14.6)
Adjusted total capital	8.0	5.2	13.2	(3.4)	(16.6)
Leverage capital amounts:
Core capital	$94	N/A	$94	($28)	($122)
Tier 1 capital	94	$11	105	(33)	(138)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.7)%	(3.2)%
Tier 1 capital	2.5	0.3%	2.8	(0.9)	(3.7)
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2023 Form 10-Q	40

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2022
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$72	N/A	$72	($27)	($99)
CET1 capital	40	$50	90	(55)	(145)
Tier 1 capital	54	50	104	(41)	(145)
Adjusted total capital	72	50	122	(41)	(163)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(3.1)%	(11.1)%
CET1 capital	4.5	5.6%	10.1	(6.2)	(16.3)
Tier 1 capital	6.0	5.6	11.6	(4.6)	(16.2)
Adjusted total capital	8.0	5.6	13.6	(4.6)	(18.2)
Leverage capital amounts:
Core capital	$93	N/A	$93	($35)	($128)
Tier 1 capital	93	$11	104	(41)	(145)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(1.0)%	(3.5)%
Tier 1 capital	2.5	0.3%	2.8	(1.1)	(3.9)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At September 30, 2023, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our capital amounts and ratios under the ERCF.

Freddie Mac 3Q 2023 Form 10-Q	41

Management's Discussion and Analysis	Critical Accounting Estimates
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
Table 37 - Forecasted House Price Growth Rates

	12-Month Forward	13- to 24-Month Forward
September 30, 2023	2.9%	1.7%
June 30, 2023	0.8	0.9
March 31, 2023	(2.9)	(1.3)
December 31, 2022	(3.0)	(1.8)

Freddie Mac 3Q 2023 Form 10-Q	42

Management's Discussion and Analysis	Regulation and Supervision

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

Freddie Mac 3Q 2023 Form 10-Q	43

Management's Discussion and Analysis	Forward-Looking Statements

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
■ The impact of any downgrade in our credit ratings or those of the U.S. government;
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
■    Changes in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make

Freddie Mac 3Q 2023 Form 10-Q	44

Management's Discussion and Analysis	Forward-Looking Statements

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

Freddie Mac 3Q 2023 Form 10-Q	45

Financial Statements

Financial Statements

Freddie Mac 3Q 2023 Form 10-Q	46

Financial Statements	Condensed Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(In millions, except share-related amounts)	3Q 2023	3Q 2022	YTD 2023	YTD 2022
Net interest income
Interest income	$26,799	$21,894	$77,541	$59,642
Interest expense	(22,050)	(17,340)	(63,768)	(46,225)
Net interest income	4,749	4,554	13,773	13,417

Non-interest income
Guarantee income	301	125	1,076	400
Investment gains, net	555	415	741	2,249
Other income	85	87	266	365
Non-interest income	941	627	2,083	3,014
Net revenues	5,690	5,181	15,856	16,431

(Provision) benefit for credit losses	263	(1,796)	405	(1,266)

Non-interest expense
Salaries and employee benefits	(418)	(387)	(1,197)	(1,119)
Credit enhancement expense	(634)	(542)	(1,754)	(1,559)
Benefit for (decrease in) credit enhancement recoveries	(103)	210	(162)	192
Legislative assessments expense	(757)	(753)	(2,243)	(2,260)
Other expense	(664)	(353)	(1,356)	(1,031)
Non-interest expense	(2,576)	(1,825)	(6,712)	(5,777)

Income before income tax expense	3,377	1,560	9,549	9,388
Income tax expense	(692)	(247)	(1,925)	(1,824)
Net income	2,685	1,313	7,624	7,564
Other comprehensive income (loss), net of taxes and reclassification adjustments	19	(181)	19	(367)
Comprehensive income	$2,704	$1,132	$7,643	$7,197

Net income	$2,685	$1,313	$7,624	$7,564
Amounts attributable to senior preferred stock	(2,704)	(1,132)	(7,643)	(7,197)
Net income attributable to common stockholders	($19)	$181	($19)	$367
Net income per common share	($0.01)	$0.06	($0.01)	$0.11
Weighted average common shares (in millions)	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2023 Form 10-Q	47

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except share-related amounts)	2023	2022
Assets
Cash and cash equivalents (includes $655 and $707 of restricted cash and cash equivalents)	$5,354	$6,360
Securities purchased under agreements to resell	115,161	87,295
Investment securities, at fair value	39,443	38,701
Mortgage loans held-for-sale (includes $8,071 and $3,218 at fair value)	13,905	12,197
Mortgage loans held-for-investment (net of allowance for credit losses of $6,948 and $7,391 and includes $1,309 and $1,214 at fair value)	3,060,822	3,022,318
Accrued interest receivable, net	9,526	8,529
Deferred tax assets, net	4,875	5,777
Other assets (includes $5,798 and $5,890 at fair value)	22,555	27,156
Total assets	$3,271,641	$3,208,333
Liabilities and equity
Liabilities
Accrued interest payable	$8,451	$7,309
Debt (includes $2,597 and $3,047 at fair value)	3,202,097	3,145,832
Other liabilities (includes $1,128 and $759 at fair value)	16,432	18,174
Total liabilities	3,226,980	3,171,315
Commitments and contingencies (Notes 4, 8, 14)
Equity
Senior preferred stock (liquidation preference of $114,605 and $107,878)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(38,042)	(45,666)
AOCI, net of taxes, related to:
Available-for-sale securities	(71)	(84)
Other	(98)	(104)
AOCI, net of taxes	(169)	(188)
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	44,661	37,018
Total liabilities and equity	$3,271,641	$3,208,333
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	September 30,	December 31,
(In millions)	2023	2022
Assets:
Cash and cash equivalents (includes $566 and $610 of restricted cash and cash equivalents)	$567	$611
Securities purchased under agreements to resell	10,786	9,703
Investment securities, at fair value	82	126
Mortgage loans held-for-investment, net	3,019,212	2,971,601
Accrued interest receivable, net	8,594	7,944
Other assets	5,536	5,019
Total assets of consolidated VIEs	$3,044,777	$2,995,004
Liabilities:
Accrued interest payable	$7,280	$6,619
Debt	3,027,175	2,979,070
Total liabilities of consolidated VIEs	$3,034,455	$2,985,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2023 Form 10-Q	48

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at June 30, 2023	1	464	650	$72,648	$14,109	$—	($40,727)	($188)	($3,885)	$41,957
Comprehensive income:
Net income	—	—	—	—	—	—	2,685	—	—	2,685
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $20 million)	—	—	—	—	—	—	—	(76)	—	(76)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $25 million)	—	—	—	—	—	—	—	93	—	93
Other (net of taxes of $0 million)	—	—	—	—	—	—	—	2	—	2
Comprehensive income	—	—	—	—	—	—	2,685	19	—	2,704
Ending balance at September 30, 2023	1	464	650	$72,648	$14,109	$—	($38,042)	($169)	($3,885)	$44,661

Balance at June 30, 2022	1	464	650	$72,648	$14,109	$—	($48,742)	($32)	($3,885)	$34,098
Comprehensive income:
Net income	—	—	—	—	—	—	1,313	—	—	1,313
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $42 million)	—	—	—	—	—	—	—	(159)	—	(159)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $7 million)	—	—	—	—	—	—	—	(25)	—	(25)
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	3	—	3
Comprehensive income	—	—	—	—	—	—	1,313	(181)	—	1,132
Ending balance at September 30, 2022	1	464	650	$72,648	$14,109	$—	($47,429)	($213)	($3,885)	$35,230

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2022	1	464	650	$72,648	$14,109	$—	($45,666)	($188)	($3,885)	$37,018
Comprehensive income:
Net income	—	—	—	—	—	—	7,624	—	—	7,624
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $21 million)	—	—	—	—	—	—	—	(80)	—	(80)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $24 million)	—	—	—	—	—	—	—	93	—	93
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	6	—	6
Comprehensive income	—	—	—	—	—	—	7,624	19	—	7,643
Ending balance at September 30, 2023	1	464	650	$72,648	$14,109	$—	($38,042)	($169)	($3,885)	$44,661

Balance at December 31, 2021	1	464	650	$72,648	$14,109	$—	($54,993)	$154	($3,885)	$28,033
Comprehensive income:
Net income	—	—	—	—	—	—	7,564	—	—	7,564
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $94 million)	—	—	—	—	—	—	—	(353)	—	(353)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $6 million)	—	—	—	—	—	—	—	(21)	—	(21)
Other (net of taxes of $2 million)	—	—	—	—	—	—	—	7	—	7
Comprehensive income	—	—	—	—	—	—	7,564	(367)	—	7,197
Ending balance at September 30, 2022	1	464	650	$72,648	$14,109	$—	($47,429)	($213)	($3,885)	$35,230
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2023 Form 10-Q	49

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2023	YTD 2022
Net cash provided by (used in) operating activities	$5,732	$12,193
Cash flows from investing activities
Investment securities:
Purchases	(80,201)	(107,222)
Proceeds from sales	68,829	99,179
Proceeds from maturities and repayments	11,889	11,226
Mortgage loans acquired held-for-investment:
Purchases	(77,032)	(130,568)
Proceeds from sales	6,369	2,843
Proceeds from repayments	187,581	289,624
Secured lending arrangements:
Advances	(74,579)	(144,215)
Proceeds from repayments	13	369
Net (increase) decrease in securities purchased under agreements to resell	(19,647)	(26,619)
Cash flows related to derivatives	4,799	4,276
Other, net	(362)	(364)
Net cash provided by (used in) investing activities	27,659	(1,471)
Cash flows from financing activities
Debt of consolidated trusts:
Proceeds from issuance	158,006	310,836
Repayments and redemptions	(190,833)	(319,703)
Debt of Freddie Mac:
Proceeds from issuance	130,442	70,831
Repayments	(124,673)	(77,319)
Net increase (decrease) in securities sold under agreements to repurchase	(7,196)	179
Other, net	(143)	(5)
Net cash provided by (used in) financing activities	(34,397)	(15,181)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(1,006)	(4,459)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	6,360	10,150
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$5,354	$5,691

Supplemental cash flow information
Cash paid for:
Debt interest	$64,399	$55,491
Income taxes	700	2,500
Non-cash investing and financing activities (Notes 3 and 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 3Q 2023 Form 10-Q	50

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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

Freddie Mac 3Q 2023 Form 10-Q	51

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
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
		January 1, 2023	The adoption of these amendments did not have a material effect on our consolidated financial statements. We adopted the guidance in this Update related to disclosures on a prospective basis.
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The amendments in this Update require disclosure of current period gross write-offs by year of origination for financing receivables within the scope of ASC Subtopic 326-20.	January 1, 2023 for the amendments related to disclosure of gross write-offs by year of origination.	The adoption of these amendments did not have a material effect on our consolidated financial statements. See Note 3 for additional disclosure of gross write-offs by year of origination.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments in this Update expand the use of the proportional amortization method of accounting to equity investments in other tax credit structures that meet certain conditions. This Update also amends those conditions primarily to assess projected benefits on a discounted basis and expands the disclosure requirements of those investments.	January 1, 2024	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 3Q 2023 Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
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
Table 2.1 - Nonconsolidated VIEs

	September 30, 2023
	Carrying Amounts of the Assets and Liabilities On the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,058	$165	$427	$30,499	$24,768
Resecuritization products(2)	5,506	70	771	112,052	112,052
CRT products(3)	—	121	197	29,700	27
Total Single-Family	6,564	356	1,395	172,251	136,847
Multifamily:
Securitization products(4)	6,532	4,871	4,688	356,552	316,875
CRT products(3)	—	8	7	1,362	6
Total Multifamily	6,532	4,879	4,695	357,914	316,881
Other	—	8	5	144	483
Total	$13,096	$5,243	$6,095	$530,309	$454,211
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2023 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

	December 31, 2022
	Carrying Amounts of the Assets and Liabilities On the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$965	$175	$436	$31,614	$25,772
Resecuritization products(2)	5,092	61	659	119,267	119,267
CRT products(3)	—	197	52	30,549	105
Total Single-Family	6,057	433	1,147	181,430	145,144
Multifamily:
Securitization products(4)	7,808	4,931	4,920	360,869	319,117
CRT products(3)	—	2	2	972	—
Total Multifamily	7,808	4,933	4,922	361,841	319,117
Other	—	8	5	185	435
Total	$13,865	$5,374	$6,074	$543,456	$464,696
(1)    Other assets primarily include our guarantee assets. Liabilities primarily include our guarantee obligations.
(2)    Total assets and maximum exposure to loss are based on the UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts. We exclude noncommingled resecuritization trusts from these amounts as we have already guaranteed the underlying collateral and therefore noncommingled resecuritizations do not involve any incremental assets or create any incremental exposure to credit risk. Total assets exclude $0.1 billion as of both September 30, 2023 and December 31, 2022, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.
(3) Maximum exposure to loss is based on our expected recovery receivables. We also have exposure to loss from our obligations to make certain payments to the VIE to support payment of the interest due on the notes issued by the VIE, which we account for as derivative instruments. The notional value of these derivative instruments is equal to the total assets of the VIE.
(4)    Includes total assets of $0.4 billion as of both September 30, 2023 and December 31, 2022, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off.

Freddie Mac 3Q 2023 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	September 30, 2023			December 31, 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$3,743	$11,311	$15,054	$3,564	$9,544	$13,108
Cost basis and fair value adjustments, net	(791)	(358)	(1,149)	(696)	(215)	(911)
Total held-for-sale loans, net	2,952	10,953	13,905	2,868	9,329	12,197
Held-for-investment UPB	2,981,047	53,323	3,034,370	2,941,505	48,379	2,989,884
Cost basis and fair value adjustments, net(1)	33,582	(182)	33,400	39,896	(71)	39,825
Allowance for credit losses	(6,668)	(280)	(6,948)	(7,314)	(77)	(7,391)
Total held-for-investment loans, net(2)	3,007,961	52,861	3,060,822	2,974,087	48,231	3,022,318
Total mortgage loans, net	$3,010,913	$63,814	$3,074,727	$2,976,955	$57,560	$3,034,515
(1)Includes ($1.0) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method hedge relationships as of September 30, 2023.
(2)Includes $1.3 billion and $1.2 billion of multifamily held-for-investment loans for which we have elected the fair value option as of September 30, 2023 and December 31, 2022, respectively.
For the purposes of certain single-family mortgage loan disclosures below, we present loans by class of financing receivable type. Financing receivable classes used for disclosure consist of: "20- and 30-year or more, amortizing fixed-rate," "15-year or less, amortizing fixed-rate," and "adjustable-rate and other." The "other" class consists of Alt-A, interest-only, and option ARM loans.
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In millions)	3Q 2023	3Q 2022	YTD 2023	YTD 2022
Single-Family:
Purchases:
Held-for-investment loans	$85,431	$121,215	$227,246	$465,815
Sales of held-for-sale loans(1)	471	537	471	1,981
Multifamily:
Purchases:
Held-for-investment loans	3,076	5,617	11,086	11,139
Held-for-sale loans	9,984	8,835	20,077	32,474
Sales of held-for-sale loans(2)	8,722	11,475	23,498	40,666
(1)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(2)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates.

Freddie Mac 3Q 2023 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Reclassifications

The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the periods presented.
Table 3.3 - Loan Reclassifications(1)

	3Q 2023			3Q 2022
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$1,199	$23	$—	$361	$10	$—
Held-for-sale to held-for-investment(2)	75	4	10	30	(3)	2
Multifamily reclassifications from:
Held-for-investment to held-for-sale	785	2	(8)	188	—	—
Held-for-sale to held-for-investment(2)	40	(1)	2	—	—	—

	YTD 2023			YTD 2022
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$1,199	$23	$—	$934	$20	$—
Held-for-sale to held-for-investment(2)	123	8	14	167	(10)	5
Multifamily reclassifications from:
Held-for-investment to held-for-sale	6,251	4	(41)	889	1	—
Held-for-sale to held-for-investment(2)	762	(1)	18	285	—	—
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
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual(1)

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	September 30, 2023	June 30, 2023	3Q 2023	YTD 2023
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,825	$11,989	$27	$151
15-year or less, amortizing fixed-rate	526	540	1	4
Adjustable-rate and other	274	323	1	4
Total Single-Family	12,625	12,852	29	159
Total Multifamily	64	56	1	2
Total Single-Family and Multifamily	$12,689	$12,908	$30	$161
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2023 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	September 30, 2022	June 30, 2022	3Q 2022	YTD 2022
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$9,462	$11,021	$37	$121
15-year or less, amortizing fixed-rate	457	562	1	4
Adjustable-rate and other	396	435	1	4
Total Single-Family	10,315	12,018	39	129
Total Multifamily	42	42	—	—
Total Single-Family and Multifamily	$10,357	$12,060	$39	$129
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
Table 3.5 - Accrued Interest Receivable, Net and Related Charge-Offs

	Accrued Interest Receivable, Net		Accrued Interest Receivable Related Charge-Offs
(In millions)	September 30, 2023	December 31, 2022	3Q 2023	3Q 2022	YTD 2023	YTD 2022
Single-Family loans	$8,567	$7,967	($44)	($47)	($180)	($192)
Multifamily loans	254	220	(1)	—	(1)	—
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

Freddie Mac 3Q 2023 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	September 30, 2023
	Year of Origination						Total
(In millions)	2023	2022	2021	2020	2019	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$26,948	$84,186	$476,243	$529,887	$92,581	$419,998	$1,629,843
> 60 to 80	76,304	181,021	354,918	116,417	16,219	9,406	754,285
> 80 to 90	35,832	92,907	40,203	1,758	281	319	171,300
> 90 to 100	47,787	38,193	2,228	93	21	92	88,414
> 100	27	907	12	5	3	101	1,055
Total 20- and 30-year or more, amortizing fixed-rate	186,898	397,214	873,604	648,160	109,105	429,916	2,644,897
Current year-to-date gross charge-offs(1)	—	8	25	32	31	142	238
15-year or less, amortizing fixed-rate
≤ 60	3,145	19,271	122,380	101,234	12,974	60,417	319,421
> 60 to 80	3,235	9,809	7,464	515	29	9	21,061
> 80 to 90	506	810	38	2	—	1	1,357
> 90 to 100	264	60	1	—	—	—	325
> 100	1	2	—	—	—	1	4
Total 15-year or less, amortizing fixed-rate	7,151	29,952	129,883	101,751	13,003	60,428	342,168
Current year-to-date gross charge-offs(1)	—	—	1	1	—	3	5
Adjustable-rate and other
≤ 60	268	1,520	3,162	1,485	598	13,535	20,568
> 60 to 80	931	2,660	1,341	109	31	283	5,355
> 80 to 90	554	1,105	70	3	—	21	1,753
> 90 to 100	373	434	3	—	—	11	821
> 100	—	17	—	—	—	4	21
Total adjustable-rate and other	2,126	5,736	4,576	1,597	629	13,854	28,518
Current year-to-date gross charge-offs(1)	—	—	—	—	—	—	—
Total for all loan product types by current LTV ratio:
≤ 60	30,361	104,977	601,785	632,606	106,153	493,950	1,969,832
> 60 to 80	80,470	193,490	363,723	117,041	16,279	9,698	780,701
> 80 to 90	36,892	94,822	40,311	1,763	281	341	174,410
> 90 to 100	48,424	38,687	2,232	93	21	103	89,560
> 100	28	926	12	5	3	106	1,080
Total Single-Family loans	$196,175	$432,902	$1,008,063	$751,508	$122,737	$504,198	$3,015,583
Total current year-to-date gross charge-offs(1)	$—	$8	$26	$33	$31	$145	$243
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2023 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2022
	Year of Origination						Total
(In millions)	2022	2021	2020	2019	2018	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$66,153	$394,498	$489,315	$87,188	$38,955	$407,819	$1,483,928
> 60 to 80	158,421	424,141	190,167	28,991	7,870	10,426	820,016
> 80 to 90	79,901	90,006	4,405	569	164	419	175,464
> 90 to 100	86,109	8,911	397	56	24	143	95,640
> 100	2,568	49	6	6	5	156	2,790
Total 20- and 30-year or more, amortizing fixed-rate	393,152	917,605	684,290	116,810	47,018	418,963	2,577,838
15-year or less, amortizing fixed-rate
≤ 60	16,752	119,379	109,685	14,606	5,578	68,240	334,240
> 60 to 80	13,042	22,007	2,503	132	16	16	37,716
> 80 to 90	1,601	368	7	—	—	1	1,977
> 90 to 100	570	5	—	—	—	1	576
> 100	3	—	—	—	—	1	4
Total 15-year or less, amortizing fixed-rate	31,968	141,759	112,195	14,738	5,594	68,259	374,513
Adjustable-rate and other
≤ 60	1,255	2,779	1,524	634	428	15,139	21,759
> 60 to 80	2,322	1,956	214	76	28	445	5,041
> 80 to 90	1,127	186	5	1	1	34	1,354
> 90 to 100	836	11	—	—	—	14	861
> 100	26	—	—	—	—	9	35
Total adjustable-rate and other	5,566	4,932	1,743	711	457	15,641	29,050
Total for all loan product types by current LTV ratio:
≤ 60	84,160	516,656	600,524	102,428	44,961	491,198	1,839,927
> 60 to 80	173,785	448,104	192,884	29,199	7,914	10,887	862,773
> 80 to 90	82,629	90,560	4,417	570	165	454	178,795
> 90 to 100	87,515	8,927	397	56	24	158	97,077
> 100	2,597	49	6	6	5	166	2,829
Total Single-Family loans	$430,686	$1,064,296	$798,228	$132,259	$53,069	$502,863	$2,981,401
(1) Excludes charge-offs related to accrued interest receivable and advances of pre-foreclosure costs.
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 3Q 2023 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	September 30, 2023
	Year of Origination							Total
(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans
Category:
Pass	$8,610	$17,996	$7,625	$6,416	$4,482	$3,181	$2,111	$50,421
Special mention	20	37	28	109	294	98	—	586
Substandard	—	11	70	75	212	457	—	825
Doubtful	—	—	—	—	—	—	—	—
Total	$8,630	$18,044	$7,723	$6,600	$4,988	$3,736	$2,111	$51,832

	December 31, 2022
	Year of Origination							Total
(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans
Category:
Pass	$21,854	$7,638	$6,546	$4,784	$1,077	$2,646	$1,924	$46,469
Special mention	—	39	65	232	7	113	—	456
Substandard	—	1	3	27	7	131	—	169
Doubtful	—	—	—	—	—	—	—	—
Total	$21,854	$7,678	$6,614	$5,043	$1,091	$2,890	$1,924	$47,094
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, for which we have not elected the fair value option, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status

	September 30, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing Interest	Non-Accrual With No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,606,211	$22,292	$4,949	$11,445	$2,644,897	$—	$423
15-year or less, amortizing fixed-rate	340,005	1,419	231	513	342,168	—	5
Adjustable-rate and other	27,846	331	79	262	28,518	—	53
Total Single-Family	2,974,062	24,042	5,259	12,220	3,015,583	—	481
Total Multifamily	51,764	4	—	64	51,832	—	22
Total Single-Family and Multifamily	$3,025,826	$24,046	$5,259	$12,284	$3,067,415	$—	$503
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2023 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing Interest	Non-Accrual with No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,541,057	$19,820	$4,603	$12,358	$2,577,838	$3,432	$522
15-year or less, amortizing fixed-rate	372,065	1,590	250	608	374,513	191	9
Adjustable-rate and other	28,262	325	88	375	29,050	30	67
Total Single-Family	2,941,384	21,735	4,941	13,341	2,981,401	3,653	598
Total Multifamily	47,039	13	—	42	47,094	—	42
Total Single-Family and Multifamily	$2,988,423	$21,748	$4,941	$13,383	$3,028,495	$3,653	$640
(1)Includes $1.9 billion and $1.6 billion of single-family loans that were in the process of foreclosure as of September 30, 2023 and December 31, 2022, respectively.
(2)Loans with no allowance for loan losses primarily represent loans that were previously charged off and for which the amount we expect to collect is sufficiently in excess of the amortized cost to result in recovery of the entire amortized cost basis if the property were foreclosed upon or otherwise subject to disposition. We exclude the amounts of allowance for credit losses on accrued interest receivable and advances of pre-foreclosure costs when determining whether a loan has an allowance for credit losses.
Loan Restructurings

Single-Family Loan Restructurings
We offer several types of restructurings to single-family borrowers that may result in a payment delay, interest rate reduction, term extension, or combination thereof. We do not offer principal forgiveness.
For purposes of the disclosure related to single-family loan restructurings involving borrowers experiencing financial difficulty, we exclude loans that were held-for-sale either at the time of restructuring or at the period end. The table below presents the amortized cost basis of single-family held-for-investment loan restructurings involving borrowers experiencing financial difficulty that we entered into during the periods presented. The amortized cost basis of loans in trial period modification plans was $1.6 billion as of both September 30, 2023 and September 30, 2022. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2023
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,232	$1,140	$13	$6,385	0.2%
15-year or less, amortizing fixed-rate	230	—	—	230	0.1
Adjustable-rate and other	49	6	1	56	0.2
Total Single-Family loan restructurings	$5,511	$1,146	$14	$6,671	0.2

	3Q 2022
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$6,435	$750	$1,254	$8,439	0.3%
15-year or less, amortizing fixed-rate	381	24	6	411	0.1
Adjustable-rate and other	98	12	22	132	0.5
Total Single-Family loan restructurings	$6,914	$786	$1,282	$8,982	0.3
Referenced footnotes are included after the year-to-date table.

Freddie Mac 3Q 2023 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2023
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$13,945	$3,122	$123	$17,190	0.6%
15-year or less, amortizing fixed-rate	683	—	—	683	0.2
Adjustable-rate and other	154	19	6	179	0.6
Total Single-Family loan restructurings	$14,782	$3,141	$129	$18,052	0.6

	YTD 2022
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$18,207	$1,868	$6,554	$26,629	1.0%
15-year or less, amortizing fixed-rate	1,130	24	6	1,160	0.3
Adjustable-rate and other	357	32	105	494	1.7
Total Single-Family loan restructurings	$19,694	$1,924	$6,665	$28,283	1.0
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified.
(2)    Includes $1.9 billion and $6.5 billion related to payment deferral plans for 3Q 2023 and YTD 2023, respectively, compared to $2.8 billion and $10.8 billion for 3Q 2022 and YTD 2022, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
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
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2023
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.2%	175	$18
15-year or less, amortizing fixed-rate	—	0	15
Adjustable-rate and other	1.0	222	18

	3Q 2022
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.1%	183	$19
15-year or less, amortizing fixed-rate	0.6	366	21
Adjustable-rate and other	1.9	221	20
Referenced footnotes are included after the year-to-date table.

Freddie Mac 3Q 2023 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2023
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.0%	177	$17
15-year or less, amortizing fixed-rate	—	0	16
Adjustable-rate and other	1.8	202	17

	YTD 2022
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.4%	187	$22
15-year or less, amortizing fixed-rate	0.6	366	24
Adjustable-rate and other	2.3	225	26
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
Table 3.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	3Q 2023
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$810	$319	$57	$1,186
15-year or less, amortizing fixed-rate	33	—	—	33
Adjustable-rate and other	11	2	1	14
Total Single-Family	$854	$321	$58	$1,233

	3Q 2022
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$483	$53	$140	$676
15-year or less, amortizing fixed-rate	28	—	—	28
Adjustable-rate and other	9	1	1	11
Total Single-Family	$520	$54	$141	$715
Referenced footnotes are included after the year-to-date table.

Freddie Mac 3Q 2023 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2023
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,877	$614	$315	$2,806
15-year or less, amortizing fixed-rate	78	—	—	78
Adjustable-rate and other	25	5	6	36
Total Single-Family	$1,980	$619	$321	$2,920

	YTD 2022
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,194	$94	$216	$1,504
15-year or less, amortizing fixed-rate	67	—	—	67
Adjustable-rate and other	31	3	3	37
Total Single-Family	$1,292	$97	$219	$1,608
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
Table 3.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	September 30, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,858	$2,636	$1,484	$5,805	$21,783
15-year or less, amortizing fixed-rate	483	96	56	248	883
Adjustable-rate and other	123	26	15	71	235
Total Single-Family	$12,464	$2,758	$1,555	$6,124	$22,901

	September 30, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$17,282	$2,289	$1,535	$5,523	$26,629
15-year or less, amortizing fixed-rate	696	107	81	276	1,160
Adjustable-rate and other	303	30	23	138	494
Total Single-Family	$18,281	$2,426	$1,639	$5,937	$28,283

Freddie Mac 3Q 2023 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Non-Cash Investing and Financing Activities

During YTD 2023 and YTD 2022, we acquired $160.8 billion and $339.6 billion, respectively, of loans held-for-investment in exchange for the issuance of debt of consolidated trusts in guarantor swap transactions. We received approximately $72.9 billion and $146.6 billion of loans held-for-investment from sellers during YTD 2023 and YTD 2022, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 3Q 2023 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Table 4.1 - Financial Guarantees

	September 30, 2023
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,490	$24,768	$382	39
Other mortgage-related guarantees	8,869	8,869	171	29
Total Single-Family mortgage-related guarantees	39,359	33,637	553
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	356,552	316,875	4,636	37
Other mortgage-related guarantees	10,768	10,768	380	35
Total Multifamily mortgage-related guarantees	367,320	327,643	5,016
Guarantees of Fannie Mae securities(4)	112,052	112,052	—	38
Other	144	483	—	30

	December 31, 2022
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$31,604	$25,772	$391	40
Other mortgage-related guarantees	9,476	9,476	203	29
Total Single-Family mortgage-related guarantees	41,080	35,248	594
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	360,869	319,117	4,889	37
Other mortgage-related guarantees	10,510	10,510	379	36
Total Multifamily mortgage-related guarantees	371,379	329,627	5,268
Guarantees of Fannie Mae securities(4)	119,267	119,267	—	39
Other	185	435	—	29
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 5 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Includes UPB of $0.4 billion as of both September 30, 2023 and December 31, 2022, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off. In addition, includes guarantees that are accounted for as derivatives with UPB of $2.1 billion as of both September 30, 2023 and December 31, 2022.
(4)    Excludes $0.1 billion as of both September 30, 2023 and December 31, 2022, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.

Freddie Mac 3Q 2023 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below shows the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 4.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	September 30, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$35,098	$2,063	$737	$1,461	$39,359
Multifamily	366,275	104	59	882	367,320
Total	$401,373	$2,167	$796	$2,343	$406,679

	December 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$36,241	$2,072	$748	$2,019	$41,080
Multifamily	370,911	23	12	433	371,379
Total	$407,152	$2,095	$760	$2,452	$412,459
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
Table 4.3 – Other Off-Balance Sheet Credit Exposures

(In millions)	September 30, 2023	December 31, 2022
Mortgage loan purchase commitments(1)	$11,537	$9,609
Other commitments(2)	50,691	22,293
Total	$62,228	$31,902
(1)Includes $2.6 billion and $0.5 billion of commitments for which we have elected the fair value option as of September 30, 2023 and December 31, 2022, respectively. Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 8 for additional information on commitments accounted for as derivative instruments.
(2)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

Freddie Mac 3Q 2023 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	3Q 2023			3Q 2022			YTD 2023			YTD 2022
(In millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Beginning balance	$7,457	$325	$7,782	$5,342	$81	$5,423	$7,746	$147	$7,893	$5,440	$78	$5,518
Provision (benefit) for credit losses	(304)	41	(263)	1,784	12	1,796	(624)	219	(405)	1,251	15	1,266
Charge-offs	(221)	—	(221)	(108)	—	(108)	(422)	—	(422)	(388)	—	(388)
Recoveries collected	54	—	54	29	—	29	115	—	115	124	—	124
Other(1)	80	—	80	168	—	168	251	—	251	788	—	788
Ending balance	$7,066	$366	$7,432	$7,215	$93	$7,308	$7,066	$366	$7,432	$7,215	$93	$7,308

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$6,668	$280	$6,948	$6,802	$49	$6,851
Other(2)	398	86	484	413	44	457
Total ending balance	$7,066	$366	$7,432	$7,215	$93	$7,308
(1)Primarily includes capitalization of past due interest related to non-accrual loans that receive payment deferral plans and loan modifications.
(2)Includes allowance for credit losses related to advances of pre-foreclosure costs, accrued interest receivable, and off-balance sheet credit exposures.
■    3Q 2023 vs. 3Q 2022 - The benefit for credit losses for 3Q 2023 was primarily driven by a credit reserve release in Single-Family due to increases in observed and forecasted house price appreciation, partially offset by a credit reserve build in Multifamily due to deterioration in overall loan performance. The provision for credit losses for 3Q 2022 was primarily driven by a credit reserve build in Single-Family due to deterioration in housing market conditions, including lower observed and forecasted house price appreciation.
■    YTD 2023 vs. YTD 2022 - The benefit for credit losses for YTD 2023 was primarily driven by a credit reserve release in Single-Family due to increases in observed and forecasted house price appreciation, partially offset by a credit reserve build in Multifamily due to increased uncertainty in forecasted economic conditions and multifamily market conditions as well as deterioration in overall loan performance. The provision for credit losses for YTD 2022 was primarily driven by a credit reserve build in Single-Family due to deterioration in housing market conditions, including lower observed and forecasted house price appreciation.
In addition, charge-offs increased during the 2023 periods, compared to the 2022 periods, primarily due to a higher volume of transfers of single-family loans from held-for-investment to held-for-sale and the lower fair value of these loans as a result of higher mortgage interest rates.

Freddie Mac 3Q 2023 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	September 30, 2023	December 31, 2022
Trading securities	$34,048	$32,167
Available-for-sale securities	5,395	6,534
Total fair value of investment securities	$39,443	$38,701
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	September 30, 2023	December 31, 2022
Mortgage-related securities	$8,580	$8,334
Non-mortgage-related securities	25,468	23,833
Total fair value of trading securities	$34,048	$32,167
For trading securities held at September 30, 2023, we recorded net unrealized losses of $0.1 billion and $0.3 billion during 3Q 2023 and YTD 2023, respectively. For trading securities held at September 30, 2022, we recorded net unrealized losses of $0.9 billion and $2.0 billion during 3Q 2022 and YTD 2022, respectively.
Available-for-Sale Securities

The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets. At September 30, 2023 and December 31, 2022, all available-for-sale securities were mortgage-related securities.
Table 6.3 - Available-for-Sale Securities

	September 30, 2023
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$5,131	$—	($262)	$4,870	$12
Other mortgage-related securities	360	175	(10)	525	3
Total available-for-sale securities	$5,491	$175	($272)	$5,395	$15

	December 31, 2022
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$6,215	$6	($301)	$5,920	$12
Other mortgage-related securities	429	188	(3)	614	3
Total available-for-sale securities	$6,644	$194	($304)	$6,534	$15
The fair value of our available-for-sale securities held at September 30, 2023 scheduled to contractually mature after ten years was $1.3 billion, with an additional $2.9 billion scheduled to contractually mature after five years through ten years.

Freddie Mac 3Q 2023 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	September 30, 2023
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$1,206	($35)	$3,372	($227)
Other mortgage-related securities	52	(5)	25	(5)
Total available-for-sale securities in a gross unrealized loss position	$1,258	($40)	$3,397	($232)

	December 31, 2022
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$5,086	($253)	$325	($48)
Other mortgage-related securities	46	(3)	5	—
Total available-for-sale securities in a gross unrealized loss position	$5,132	($256)	$330	($48)
At September 30, 2023, the gross unrealized losses relate to 205 securities.
The table below summarizes the gross realized gains and gross realized losses from sales of available-for-sale securities.
Table 6.5 - Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	3Q 2023	3Q 2022	YTD 2023	YTD 2022
Gross realized gains	$—	$33	$5	$34
Gross realized losses	(118)	(3)	(122)	(7)
Net realized gains (losses)	($118)	$30	($117)	$27
Non-Cash Investing and Financing Activities

During YTD 2023 and YTD 2022, we recognized $1.7 billion and $9.0 billion, respectively, of investment securities in exchange for the issuance of debt of consolidated trusts through partial sales of commingled single-class resecuritization products that were previously consolidated.
During YTD 2023 and YTD 2022, we derecognized $3.5 billion and $10.5 billion, respectively, of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary.

Freddie Mac 3Q 2023 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Debt
The table below summarizes the balances of total debt on our condensed consolidated balance sheets.
Table 7.1 - Total Debt

(In millions)	September 30, 2023	December 31, 2022
Debt of consolidated trusts	$3,027,175	$2,979,070
Debt of Freddie Mac:
Short-term debt	5,929	7,712
Long-term debt	168,993	159,050
Total debt of Freddie Mac	174,922	166,762
Total debt	$3,202,097	$3,145,832
As of September 30, 2023, our aggregate indebtedness pursuant to the Purchase Agreement was $184.9 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Debt of Consolidated Trusts

The table below summarizes the debt of consolidated trusts based on underlying loan product type.
Table 7.2 - Debt of Consolidated Trusts

	September 30, 2023				December 31, 2022
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family:
20-and 30-year or more, fixed-rate	2023 - 2061	$2,579,108	$2,617,780	2.98%	2023 - 2061	$2,507,235	$2,550,137	2.76%
15-year or less, fixed-rate	2023 - 2038	336,312	341,684	2.19	2023 - 2038	367,844	374,339	2.14
Adjustable-rate and other	2023 - 2053	23,896	24,404	3.75	2023 - 2053	23,561	24,153	3.04
Total Single-Family		2,939,316	2,983,868			2,898,640	2,948,629
Multifamily	2024 - 2053	44,191	43,307	3.16	2023 - 2052	30,927	30,441	2.66
Total debt of consolidated trusts		$2,983,507	$3,027,175			$2,929,567	$2,979,070
(1)Includes $2.0 billion and $1.9 billion as of September 30, 2023 and December 31, 2022, respectively, of debt of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt of consolidated trusts was 2.60% and 2.39% as of September 30, 2023 and December 31, 2022, respectively.

Freddie Mac 3Q 2023 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Short-Term Debt

The table below summarizes the balances and effective interest rates for short-term debt.
Table 7.3 - Short-Term Debt

	September 30, 2023			December 31, 2022
(Dollars in millions)	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Short-term debt:
Discount notes and Reference Bills®	$4,940	$4,906	5.32%	$6,826	$6,822	3.71%
Medium-term notes	—	—	—	890	890	1.81
Securities sold under agreements to repurchase	4,795	4,795	5.20	11,991	11,991	3.86
Offsetting arrangements(1)	(3,772)	(3,772)		(11,991)	(11,991)
Total short-term debt	$5,963	$5,929	5.33%	$7,716	$7,712	3.49%
(1)We offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell on our condensed consolidated balance sheets, when such amounts meet the conditions for offsetting in the accounting guidance.
Long-Term Debt

The table below summarizes our long-term debt.
Table 7.4 - Long-Term Debt

	September 30, 2023				December 31, 2022
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Long-term debt:
Fixed-rate:
Medium-term notes — callable	2023 - 2050	$140,640	$140,558	3.01%	2023 - 2050	$103,584	$103,528	1.96%
Medium-term notes — non-callable	2023 - 2028	1,673	1,674	1.04	2023 - 2028	2,747	2,747	0.73
Reference Notes securities — non-callable	2023 - 2032	27,051	27,097	3.27	2023 - 2032	49,801	49,832	1.76
SCR debt notes	2031 - 2032	84	84	13.00	2031 - 2032	90	93	13.00
Variable-rate:
Medium-term notes — callable	2023 - 2028	2,145	2,142	4.84	2023 - 2027	4,691	4,689	3.95
Medium-term notes — non-callable	2026	47	47	8.10	2026	47	47	8.10
STACR	2023 - 2042	2,426	2,334	10.98	2023 - 2042	4,562	4,448	8.79
Zero-coupon:
Medium-term notes — non-callable	2024 - 2039	4,836	3,050	6.16	2023 - 2039	4,841	2,913	6.11
Other	2047 - 2053	—	136	0.80	2047 - 2052	—	137	0.82
Hedging-related basis adjustments		N/A	(8,129)			N/A	(9,384)
Total long-term debt		$178,902	$168,993	3.22%		$170,363	$159,050	2.20%
(1)Represents par value, net of associated discounts or premiums and issuance cost. Includes $0.6 billion and $1.1 billion at September 30, 2023 and December 31, 2022, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected.
(2)Based on carrying amount.

Freddie Mac 3Q 2023 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

The table below summarizes the contractual maturities of long-term debt.
Table 7.5 - Contractual Maturities of Long-Term Debt

September 30, 2023
(In millions)	Amounts
Annual Maturities
Long-term debt (excluding STACR and SCR debt notes):
2023	$13,376
2024	41,582
2025	63,210
2026	13,450
2027	12,247
Thereafter	32,527
Debt of consolidated trusts, STACR, and SCR debt notes(1)	2,986,017
Total	3,162,409
Net discounts, premiums, debt issuance costs, hedge-related, and other basis adjustments(2)	33,759
Total debt of consolidated trusts, STACR, SCR, and long-term debt	$3,196,168
(1)Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.
(2)Other basis adjustments primarily represent changes in fair value on debt where we have elected the fair value option.

Freddie Mac 3Q 2023 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	September 30, 2023			December 31, 2022
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$380,771	$2,450	($414)	$480,824	$1,762	($526)
Written options	47,632	—	(2,099)	46,101	—	(1,857)
Purchased options(1)	77,235	4,773	—	92,010	4,302	—
Futures	242,335	—	—	182,330	—	—
Total interest-rate risk management derivatives	747,973	7,223	(2,513)	801,265	6,064	(2,383)
Mortgage commitment derivatives	52,690	11	(44)	29,354	12	(11)
CRT-related derivatives(2)	31,163	—	(205)	31,647	—	(55)
Other	13,973	2	(744)	14,426	2	(624)
Total derivatives not designated as hedges	845,799	7,236	(3,506)	876,692	6,078	(3,073)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	188,107	306	(7,674)	181,298	321	(7,847)
Total derivatives designated as fair value hedges	188,107	306	(7,674)	181,298	321	(7,847)
Receivables (payables)		1	(153)		35	(25)
Netting adjustments(3)		(7,100)	10,234		(6,127)	10,187
Total derivative portfolio, net	$1,033,906	$443	($1,099)	$1,057,990	$307	($758)
(1)Includes swaptions on credit indices with a notional or contractual amount of $5.4 billion and $10.1 billion at September 30, 2023 and December 31, 2022, respectively, and a fair value of $2.0 million at both September 30, 2023 and December 31, 2022.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
(3)Represents counterparty netting and cash collateral netting.

Freddie Mac 3Q 2023 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives not designated in qualifying hedge relationships. These amounts are reported on our condensed consolidated statements of income as investment gains, net.
Table 8.2 - Gains and Losses on Derivatives(1)

(In millions)	3Q 2023	3Q 2022	YTD 2023	YTD 2022
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	($48)	$680	$360	$929
Written options	(424)	(278)	(147)	(962)
Purchased options	1,012	620	463	1,845
Futures	668	788	880	2,213
Total interest-rate risk management derivatives fair value gains (losses)	1,208	1,810	1,556	4,025
Mortgage commitment derivatives	248	203	293	2,922
CRT-related derivatives(2)	(10)	(182)	(154)	(104)
Other	(194)	(155)	(197)	(236)
Total derivatives not designated as hedges fair value gains (losses)	$1,252	$1,676	$1,498	$6,607
(1)Accrual of periodic cash settlements on swaps is included in the respective gain (loss) of the derivative and is no longer presented separately. Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.

Freddie Mac 3Q 2023 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Fair Value Hedges

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.3 - Gains and Losses on Fair Value Hedges

	3Q 2023		3Q 2022
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$26,799	($22,050)	$21,894	($17,340)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(1,722)	—	(1,839)	—
Derivatives designated as hedging instruments	1,658	—	1,731	—
Interest accruals on hedging instruments	225	—	(5)	—
Discontinued hedge related basis adjustments amortization	60	—	12	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	16	—	2,558
Derivatives designated as hedging instruments	—	(9)	—	(2,586)
Interest accruals on hedging instruments	—	(1,014)	—	(353)
Discontinued hedge related basis adjustment amortization	—	(145)	—	1

	YTD 2023		YTD 2022
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$77,541	($63,768)	$59,642	($46,225)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(1,563)	—	(5,989)	—
Derivatives designated as hedging instruments	1,485	—	5,194	—
Interest accruals on hedging instruments	687	—	(421)	—
Discontinued hedge related basis adjustments amortization	130	—	(116)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(794)	—	7,719
Derivatives designated as hedging instruments	—	776	—	(7,810)
Interest accruals on hedging instruments	—	(3,065)	—	(253)
Discontinued hedge related basis adjustment amortization	—	(355)	—	13

Freddie Mac 3Q 2023 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.4 - Cumulative Basis Adjustments Due to Fair Value Hedging

	September 30, 2023
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,121,167	($4,555)	($954)	($3,601)	$60,742	$11,670
Mortgage loans held-for-sale	113	1	—	1	—	—
Debt	(152,962)	8,129	—	49	—	—

	December 31, 2022
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,108,098	($3,122)	($959)	($2,163)	$79,070	$11,516
Mortgage loans held-for-sale	67	1	—	1	—	—
Debt	(142,511)	9,384	—	123	—	—

Freddie Mac 3Q 2023 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements and Offsetting Arrangements
Offsetting of Financial Assets and Liabilities

The table below presents offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements.
Table 9.1 - Offsetting and Collateral Information of Financial Assets and Liabilities

	September 30, 2023
	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets		Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$7,521	($5,215)	($1,890)	$416	($367)	$49
Cleared and exchange-traded derivatives	9	(9)	14	14	—	14
Mortgage commitment derivatives	11	—	—	11	—	11
Other	2	—	—	2	—	2
Total derivatives	7,543	(5,224)	(1,876)	443	(367)	76
Securities purchased under agreements to resell	118,933	(3,772)	—	115,161	(115,161)	—
Total	$126,476	($8,996)	($1,876)	$115,604	($115,528)	$76
Liabilities:
Derivatives:
OTC derivatives	($10,235)	$5,215	$4,963	($57)	$34	($23)
Cleared and exchange-traded derivatives	(78)	9	47	(22)	22	—
Mortgage commitment derivatives	(71)	—	—	(71)	4	(67)
Other	(949)	—	—	(949)	—	(949)
Total derivatives	(11,333)	5,224	5,010	(1,099)	60	(1,039)
Securities sold under agreements to repurchase	(4,795)	3,772	—	(1,023)	1,023	—
Total	($16,128)	$8,996	$5,010	($2,122)	$1,083	($1,039)
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2023 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

	December 31, 2022
	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets		Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$6,385	($4,468)	($1,681)	$236	($214)	$22
Cleared and exchange-traded derivatives	28	—	22	50	—	50
Mortgage commitment derivatives	19	—	—	19	(4)	15
Other	2	—	—	2	—	2
Total derivatives	6,434	(4,468)	(1,659)	307	(218)	89
Securities purchased under agreements to resell	99,286	(11,991)	—	87,295	(87,295)	—
Total	$105,720	($16,459)	($1,659)	$87,602	($87,513)	$89
Liabilities:
Derivatives:
OTC derivatives	($10,230)	$4,468	$5,702	($60)	$23	($37)
Cleared and exchange-traded derivatives	(25)	—	17	(8)	8	—
Mortgage commitment derivatives	(11)	—	—	(11)	—	(11)
Other	(679)	—	—	(679)	—	(679)
Total derivatives	(10,945)	4,468	5,719	(758)	31	(727)
Securities sold under agreements to repurchase	(11,991)	11,991	—	—	—	—
Total	($22,936)	$16,459	$5,719	($758)	$31	($727)
(1)Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.
(2)Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the condensed consolidated balance sheets. For securities purchased under agreements to resell, includes $117.4 billion and $54.7 billion of collateral that we had the right to repledge as of September 30, 2023 and December 31, 2022, respectively. We repledged $0.1 billion and less than $0.1 billion of collateral as of September 30, 2023 and December 31, 2022, respectively.

Freddie Mac 3Q 2023 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Collateral Pledged

The table below summarizes the carrying value of the collateral pledged by us and recorded on our condensed consolidated balance sheets for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 9.2 - Collateral in the Form of Securities Pledged

	September 30, 2023
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$1,849	$2,471	$2,860	$7,180
Other assets	—	936	—	936
Total securities pledged	$1,849	$3,407	$2,860	$8,116

	December 31, 2022
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$1,533	$2,910	$1,347	$5,790
Other assets	—	6,543	—	6,543
Total securities pledged	$1,533	$9,453	$1,347	$12,333
(1)Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
The table below presents the remaining contractual maturity of our gross obligations for securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 9.3 - Remaining Contractual Maturity

	September 30, 2023
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
Securities sold under agreements to repurchase	$—	$4,795	$—	$—	$4,795

	December 31, 2022
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
Securities sold under agreements to repurchase	$—	$11,991	$—	$—	$11,991

Freddie Mac 3Q 2023 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of income and comprehensive income.
Table 10.1 - Components of Net Interest Income

(In millions)	3Q 2023	3Q 2022	YTD 2023	YTD 2022
Interest income:
Mortgage loans	$24,525	$20,843	$71,427	$57,477
Investment securities	427	416	1,106	1,264
Other	1,847	635	5,008	901
Total interest income	26,799	21,894	77,541	59,642
Interest expense:
Debt of consolidated trusts	(19,383)	(16,166)	(56,252)	(44,010)
Debt of Freddie Mac:
Short-term debt	(191)	(82)	(593)	(102)
Long-term debt	(2,476)	(1,092)	(6,923)	(2,113)
Total interest expense	(22,050)	(17,340)	(63,768)	(46,225)
Net interest income	4,749	4,554	13,773	13,417
(Provision) benefit for credit losses	263	(1,796)	405	(1,266)
Net interest income after (provision) benefit for credit losses	$5,012	$2,758	$14,178	$12,151

Freddie Mac 3Q 2023 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Results

The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	3Q 2023			3Q 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income	$4,534	$215	$4,749	$4,363	$191	$4,554
Non-interest income
Guarantee income	25	276	301	16	109	125
Investment gains, net	314	241	555	(13)	428	415
Other income	54	31	85	55	32	87
Non-interest income	393	548	941	58	569	627
Net revenues	4,927	763	5,690	4,421	760	5,181
(Provision) benefit for credit losses	304	(41)	263	(1,784)	(12)	(1,796)
Non-interest expense	(2,310)	(266)	(2,576)	(1,653)	(172)	(1,825)
Income before income tax expense	2,921	456	3,377	984	576	1,560
Income tax expense	(598)	(94)	(692)	(141)	(106)	(247)
Net income	2,323	362	2,685	843	470	1,313
Other comprehensive income (loss), net of taxes and reclassification adjustments	(6)	25	19	(39)	(142)	(181)
Comprehensive income	$2,317	$387	$2,704	$804	$328	$1,132

Freddie Mac 3Q 2023 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	YTD 2023			YTD 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income	$13,125	$648	$13,773	$12,704	$713	$13,417
Non-interest income
Guarantee income	73	1,003	1,076	81	319	400
Investment gains, net	131	610	741	1,471	778	2,249
Other income	161	105	266	250	115	365
Non-interest income	365	1,718	2,083	1,802	1,212	3,014
Net revenues	13,490	2,366	15,856	14,506	1,925	16,431
(Provision) benefit for credit losses	624	(219)	405	(1,251)	(15)	(1,266)
Non-interest expense	(6,121)	(591)	(6,712)	(5,285)	(492)	(5,777)
Income before income tax expense	7,993	1,556	9,549	7,970	1,418	9,388
Income tax expense	(1,612)	(313)	(1,925)	(1,548)	(276)	(1,824)
Net income	6,381	1,243	7,624	6,422	1,142	7,564
Other comprehensive income (loss), net of taxes and reclassification adjustments	(5)	24	19	(46)	(321)	(367)
Comprehensive income	$6,376	$1,267	$7,643	$6,376	$821	$7,197
The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	September 30, 2023	December 31, 2022
Single-Family	$3,024,041	$2,986,045
Multifamily	431,954	429,302
Total segment assets	3,455,995	3,415,347
Reconciling items(1)	(184,354)	(207,014)
Total assets per condensed consolidated balance sheets	$3,271,641	$3,208,333

(1)Reconciling items include assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 3Q 2023 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 2, Note 3, and Note 5 for more information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	September 30, 2023			December 31, 2022
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region:(2)
West	$909,446	30%	0.42%	$906,123	30%	0.49%
Northeast	700,588	23	0.67	695,944	23	0.82
North Central	440,267	15	0.55	436,294	15	0.65
Southeast	525,738	17	0.57	512,495	17	0.73
Southwest	447,743	15	0.53	434,907	15	0.63
Total	$3,023,782	100%	0.55	$2,985,763	100%	0.66
State:
California	$515,379	17%	0.42	$516,891	17%	0.51
Texas	210,211	7	0.55	200,807	7	0.64
Florida	197,812	7	0.65	191,009	6	0.84
New York	131,289	4	1.00	129,935	4	1.16
Illinois	113,365	4	0.71	112,784	4	0.90
All other	1,855,726	61	0.52	1,834,337	62	0.63
Total	$3,023,782	100%	0.55	$2,985,763	100%	0.66
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
Table 12.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	September 30, 2023			December 31, 2022
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
West	$108,123	25%	0.15%	$107,260	25%	0.04%
Northeast	105,213	24	0.52	106,478	25	0.28
North Central	41,638	10	0.39	40,524	9	0.16
Southeast	86,713	20	0.05	85,438	20	0.04
Southwest	90,267	21	0.15	89,602	21	0.08
Total	$431,954	100%	0.24	$429,302	100%	0.12
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

Freddie Mac 3Q 2023 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2023
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$4,704	$691	$—	$5,395
Trading:
Mortgage-related securities	—	5,828	2,752	—	8,580
Non-mortgage-related securities	25,008	460	—	—	25,468
Total trading securities	25,008	6,288	2,752	—	34,048
Total investment securities	25,008	10,992	3,443	—	39,443
Mortgage loans held-for-sale	—	7,113	958	—	8,071
Mortgage loans held-for-investment	—	1,152	157	—	1,309
Other assets:
Guarantee assets	—	—	5,195	—	5,195
Derivative assets, net	9	7,531	2	(7,099)	443
Other assets	—	12	148	—	160
Total other assets	9	7,543	5,345	(7,099)	5,798
Total assets carried at fair value on a recurring basis	$25,017	$26,800	$9,903	($7,099)	$54,621
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,685	$338	$—	$2,023
Debt of Freddie Mac	—	482	92	—	574
Total debt	—	2,167	430	—	2,597
Other liabilities:
Derivative liabilities, net	1	11,071	108	(10,081)	1,099
Other liabilities	—	22	7	—	29
Total other liabilities	1	11,093	115	(10,081)	1,128
Total liabilities carried at fair value on a recurring basis	$1	$13,260	$545	($10,081)	$3,725
Referenced footnote is included after the prior period table.

Freddie Mac 3Q 2023 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$5,640	$894	$—	$6,534
Trading:
Mortgage-related securities	—	5,603	2,731	—	8,334
Non-mortgage-related securities	23,453	380	—	—	23,833
Total trading securities	23,453	5,983	2,731	—	32,167
Total investment securities	23,453	11,623	3,625	—	38,701
Mortgage loans held-for-sale	—	2,908	310	—	3,218
Mortgage loans held-for-investment	—	1,104	110	—	1,214
Other assets:
Guarantee assets	—	—	5,442	—	5,442
Derivative assets, net	—	6,397	2	(6,092)	307
Other assets	—	12	129	—	141
Total other assets	—	6,409	5,573	(6,092)	5,890
Total assets carried at fair value on a recurring basis	$23,453	$22,044	$9,618	($6,092)	$49,023
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,656	$288	$—	$1,944
Debt of Freddie Mac	—	1,003	100	—	1,103
Total debt	—	2,659	388	—	3,047
Other liabilities:
Derivative liabilities, net	—	10,823	97	(10,162)	758
Other liabilities	—	1	—	—	1
Total other liabilities	—	10,824	97	(10,162)	759
Total liabilities carried at fair value on a recurring basis	$—	$13,483	$485	($10,162)	$3,806
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

Freddie Mac 3Q 2023 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	3Q 2023
	Balance, July 1, 2023	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2023	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2023(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2023
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$790	$—	($15)	$—	$—	$—	($43)	$—	($41)	$691	$—	($12)
Trading	2,561	(141)	—	348	—	—	(16)	—	—	2,752	20	—
Total investment securities	3,351	(141)	(15)	348	—	—	(59)	—	(41)	3,443	20	(12)
Mortgage loans held-for-sale	881	(1)	—	814	—	(723)	(13)	—	—	958	(4)	—
Mortgage loans held-for-investment	170	(2)	—	—	—	—	(5)	—	(6)	157	(12)	—
Other assets:
Guarantee assets	5,323	(89)	—	—	179	—	(218)	—	—	5,195	(89)	—
Other assets	159	—	—	(5)	4	(4)	(4)	—	—	150	—	—
Total other assets	5,482	(89)	—	(5)	183	(4)	(222)	—	—	5,345	(89)	—
Total assets	$9,884	($233)	($15)	$1,157	$183	($727)	($299)	$—	($47)	$9,903	($85)	($12)

Liabilities
Debt	$374	$1	$—	$—	$55	$—	$—	$—	$—	$430	$8	$—
Other liabilities	99	47	—	—	—	—	(31)	—	—	115	24	—
Total liabilities	$473	$48	$—	$—	$55	$—	($31)	$—	$—	$545	$32	$—

	YTD 2023
	Balance, January 1, 2023	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2023	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2023(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2023
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$894	$1	($23)	$—	$—	$—	($139)	$—	($42)	$691	$—	($18)
Trading	2,731	(470)	—	531	—	—	(40)	—	—	2,752	30	—
Total investment securities	3,625	(469)	(23)	531	—	—	(179)	—	(42)	3,443	30	(18)
Mortgage loans held-for-sale	310	(30)	—	1,567	—	(723)	(24)	12	(154)	958	(4)	—
Mortgage loans held-for-investment	110	(13)	—	—	—	—	(11)	142	(71)	157	(12)	—
Other assets:
Guarantee assets	5,442	(82)	—	—	498	—	(663)	—	—	5,195	(82)	—
Other assets	131	55	—	(23)	7	(4)	(16)	—	—	150	54	—
Total other assets	5,573	(27)	—	(23)	505	(4)	(679)	—	—	5,345	(28)	—
Total assets	$9,618	($539)	($23)	$2,075	$505	($727)	($893)	$154	($267)	$9,903	($14)	($18)

Liabilities
Debt	$388	($18)	$—	$66	$—	$—	($6)	$—	$—	$430	($1)	$—
Other liabilities	97	51	—	—	—	—	(33)	—	—	115	18	—
Total liabilities	$485	$33	$—	$66	$—	$—	($39)	$—	$—	$545	$17	$—
Referenced footnote is included after the prior period table.

Freddie Mac 3Q 2023 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	3Q 2022
	Balance, July 1, 2022	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2022	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2022(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2022
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,124	$30	($55)	$169	$—	($120)	($46)	$—	$—	$1,102	$—	($11)
Trading	3,319	(334)	—	260	—	—	(122)	—	(265)	2,858	(154)	—
Total investment securities	4,443	(304)	(55)	429	—	(120)	(168)	—	(265)	3,960	(154)	(11)
Mortgage loans held-for-sale	339	(42)	—	—	—	(36)	(1)	52	—	312	(42)	—
Other assets:
Guarantee assets	5,649	(264)	—	—	272	—	(225)	—	—	5,432	(264)	—
Other assets	132	9	—	(6)	3	(3)	(8)	—	—	127	9	—
Total other assets	5,781	(255)	—	(6)	275	(3)	(233)	—	—	5,559	(255)	—
Total assets	$10,563	($601)	($55)	$423	$275	($159)	($402)	$52	($265)	$9,831	($451)	($11)

Liabilities
Debt	$457	($18)	$—	($14)	$6	$—	($50)	$—	$—	$381	($7)	$—
Other liabilities	58	47	—	—	—	—	(1)	—	—	104	46	—
Total liabilities	$515	$29	$—	($14)	$6	$—	($51)	$—	$—	$485	$39	$—

	YTD 2022
	Balance, January 1, 2022	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2022	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2022(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of September 30, 2022
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,286	$30	($98)	$168	$—	($78)	($236)	$30	$—	$1,102	($1)	($38)
Trading	3,386	(993)	—	641	—	—	(156)	—	(20)	2,858	(468)	—
Total investment securities	4,672	(963)	(98)	809	—	(78)	(392)	30	(20)	3,960	(469)	(38)
Mortgage loans held-for-sale	—	(56)	—	—	—	(41)	(25)	434	—	312	(56)	—
Other assets:												—
Guarantee assets	5,919	(774)	—	—	980	—	(693)	—	—	5,432	(774)	—
Other assets	101	58	—	(15)	11	(8)	(20)	—	—	127	58	—
Total other assets	6,020	(716)	—	(15)	991	(8)	(713)	—	—	5,559	(716)	—
Total assets	$10,692	($1,735)	($98)	$794	$991	($127)	($1,130)	$464	($20)	$9,831	($1,241)	($38)

Liabilities
Debt	$294	$18	$—	($21)	$148	$—	($58)	$—	$—	$381	$48	$—
Other liabilities	24	85	—	1	—	—	(6)	—	—	104	81	—
Total liabilities	$318	$103	$—	($20)	$148	$—	($64)	$—	$—	$485	$129	$—
(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at September 30, 2023 and September 30, 2022.

Freddie Mac 3Q 2023 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	September 30, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$493	Median of external sources	External pricing sources	$59.8 - $71.1	$65.6
	198	Other
Trading	1,972	Single external source	External pricing source	$0.0 - $4,677.2	$165.5
	780	Other
Mortgage loans held-for-sale	958	Single external source	External pricing source	$46.5 - $100.3	$92.5
Mortgage loans held-for-investment	157	Single external source	External pricing source	$26.7 - $98.4	$74.1
Guarantee assets	4,858	Discounted cash flows	OAS	17 - 233 bps	46 bps
	337	Other
Insignificant Level 3 assets(2)	150
Total level 3 assets	$9,903
Liabilities
Insignificant Level 3 liabilities(2)	545
Total level 3 liabilities	$545

	December 31, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$557	Median of external sources	External pricing sources	$66.3 - $74.6	$70.5
	337	Other
Trading	2,080	Single external source	External pricing source	$0.0 - $5,702.4	$224.8
	651	Other
Mortgage loans held-for-sale	310	Single external source	External pricing source	$39.6 - $98.1	$76.6
Mortgage loans held-for-investment	110	Single external source	External pricing source	$76.9 - $87.5	$80.6
Guarantee assets	5,084	Discounted cash flows	OAS	17 - 186 bps	45 bps
	358	Other
Insignificant Level 3 assets(2)	131
Total level 3 assets	$9,618
Liabilities
Insignificant Level 3 liabilities(2)	485
Total level 3 liabilities	$485
(1)     Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
(2) Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

Freddie Mac 3Q 2023 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	September 30, 2023				December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans(1)	$—	$463	$2,260	$2,723	$—	$386	$1,758	$2,144
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
Table 13.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	September 30, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,827	Median of external sources	External pricing sources	$71.8 - $99.0	$80.9
	433	Other
Total	$2,260

	December 31, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,657	Median of external sources	External pricing sources	$74.8 - $98.6	$86.3
	101	Other
Total	$1,758
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 3Q 2023 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.6 - Fair Value of Financial Instruments

		September 30, 2023
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$5,354	$5,354	$—	$—	$—	$5,354
Securities purchased under agreements to resell	Amortized cost	115,161	—	118,933	—	(3,772)	115,161
Investment securities:
Available-for-sale	FV - OCI	5,395	—	4,704	691	—	5,395
Trading	FV - NI	34,048	25,008	6,288	2,752	—	34,048
Total investment securities		39,443	25,008	10,992	3,443	—	39,443
Mortgage loans:
Loans held by consolidated trusts		3,019,212	—	2,288,567	212,407	—	2,500,974
Loans held by Freddie Mac		56,469	—	22,064	28,862	—	50,926
Total mortgage loans(3)	Various(4)	3,075,681	—	2,310,631	241,269	—	2,551,900
Other assets:
Guarantee assets	FV - NI	5,195	—	—	5,198	—	5,198
Derivative assets, net	FV - NI	443	9	7,531	2	(7,099)	443
Other assets(5)	Various	3,363	—	896	2,472	—	3,368
Total other assets		9,001	9	8,427	7,672	(7,099)	9,009
Total financial assets		$3,244,640	$30,371	$2,448,983	$252,384	($10,871)	$2,720,867
Financial Liabilities
Debt:
Debt of consolidated trusts		$3,027,175	$—	$2,494,510	$724	$—	$2,495,234
Debt of Freddie Mac		174,922	—	175,363	3,132	(3,772)	174,723
Total debt	Various(6)	3,202,097	—	2,669,873	3,856	(3,772)	2,669,957
Other liabilities:
Guarantee obligations	Amortized cost	5,473	—	105	5,824	—	5,929
Derivative liabilities, net	FV - NI	1,099	1	11,071	108	(10,081)	1,099
Other liabilities(5)	FV - NI	44	—	1,185	282	—	1,467
Total other liabilities		6,616	1	12,361	6,214	(10,081)	8,495
Total financial liabilities		$3,208,713	$1	$2,682,234	$10,070	($13,853)	$2,678,452
Referenced footnotes are included after the prior period table.

Freddie Mac 3Q 2023 Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2022
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$6,360	$6,360	$—	$—	$—	$6,360
Securities purchased under agreements to resell	Amortized cost	87,295	—	99,286	—	(11,991)	87,295
Investment securities:
Available-for-sale	FV - OCI	6,534	—	5,640	894	—	6,534
Trading	FV - NI	32,167	23,453	5,983	2,731	—	32,167
Total investment securities		38,701	23,453	11,623	3,625	—	38,701
Mortgage loans:
Loans held by consolidated trusts		2,971,601	—	2,331,969	244,045	—	2,576,014
Loans held by Freddie Mac		62,914	—	25,921	32,460	—	58,381
Total mortgage loans	Various(4)	3,034,515	—	2,357,890	276,505	—	2,634,395
Other assets:
Guarantee assets	FV - NI	5,442	—	—	5,445	—	5,445
Derivative assets, net	FV - NI	307	—	6,397	2	(6,092)	307
Other assets(5)	Various	1,739	—	907	835	—	1,742
Total other assets		7,488	—	7,304	6,282	(6,092)	7,494
Total financial assets		$3,174,359	$29,813	$2,476,103	$286,412	($18,083)	$2,774,245
Financial Liabilities
Debt:
Debt of consolidated trusts		$2,979,070	$—	$2,564,323	$701	$—	$2,565,024
Debt of Freddie Mac		166,762	—	175,673	3,162	(11,991)	166,844
Total debt	Various(6)	3,145,832	—	2,739,996	3,863	(11,991)	2,731,868
Other liabilities:
Guarantee obligations	Amortized cost	5,779	—	—	6,016	—	6,016
Derivative liabilities, net	FV - NI	758	—	10,823	97	(10,162)	758
Other liabilities(5)	FV - NI	20	—	1,025	211	—	1,236
Total other liabilities		6,557	—	11,848	6,324	(10,162)	8,010
Total financial liabilities		$3,152,389	$—	$2,751,844	$10,187	($22,153)	$2,739,878
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting and cash collateral netting.
(3)Excludes basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method hedge relationships as of September 30, 2023. See Note 3 for additional information on basis adjustments associated with closed portfolios during existing portfolio layer method hedges.
(4)The GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $3.1 trillion, $5.8 billion, and $9.4 billion as of September 30, 2023, respectively, and $3.0 trillion, $9.0 billion and $4.4 billion as of December 31, 2022, respectively.
(5)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(6)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.2 trillion and $2.6 billion as of September 30, 2023, respectively, and $3.1 trillion and $3.0 billion as of December 31, 2022, respectively.

Freddie Mac 3Q 2023 Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Fair Value Option

We elected the fair value option for certain mortgage loans and loan commitments and certain debt issuances.
The table below presents the fair value and UPB related to items for which we have elected the fair value option.
Table 13.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	September 30, 2023			December 31, 2022
(In millions)	Fair value	UPB	Difference	Fair value	UPB	Difference
Mortgage loans held-for-sale	$8,071	$8,403	($332)	$3,218	$3,421	($203)
Mortgage loans held-for-investment	1,309	1,537	(228)	1,214	1,368	(154)
Debt of Freddie Mac	371	364	7	892	881	11
Debt of consolidated trusts	1,684	1,889	(205)	1,656	1,833	(177)
Other assets (other liabilities)	(18)	N/A	N/A	11	N/A	N/A
(1)    Excludes interest-only securities related to debt of consolidated trusts and debt of Freddie Mac with a fair value of $0.5 billion as of both September 30, 2023 and December 31, 2022.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our condensed consolidated statements of income.
Table 13.8 - Changes in Fair Value Under the Fair Value Option Election

	3Q 2023	3Q 2022	YTD 2023	YTD 2022
(In millions)	Gains (Losses)		Gains (Losses)
Mortgage loans held-for-sale	($256)	($333)	($379)	($1,282)
Mortgage loans held-for-investment	(20)	—	(24)	—
Debt of Freddie Mac	(6)	(18)	13	(44)
Debt of consolidated trusts	35	182	35	425
Other assets/other liabilities	(7)	(86)	47	(292)
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

Freddie Mac 3Q 2023 Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
In August 2018, the District Court denied the plaintiff's motion for class certification. On April 6, 2023, the Sixth Circuit reversed the District Court's September 17, 2020 decision to grant the plaintiff's request for summary judgment and enter final judgment in favor of Freddie Mac and other defendants. The Sixth Circuit remanded the case to the District Court for further proceedings. The District Court scheduled the trial to begin on October 21, 2024.
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

Freddie Mac 3Q 2023 Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Court rulings have limited the Plaintiffs’ damages theories to those based on the decline in Freddie Mac’s and Fannie Mae’s share value immediately after the Third Amendment. The Plaintiffs have asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial in October and early November 2022, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The jury in that trial was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. The retrial started on July 24, 2023. On August 14, 2023, the jury returned a verdict against FHFA, Fannie Mae, and Freddie Mac awarding compensatory damages of $282 million to Freddie Mac junior preferred shareholders and $31 million to Freddie Mac common shareholders. The jury declined to award the Freddie Mac shareholders prejudgment interest. In 3Q 2023, we recorded a $313 million accrual in other expense on our condensed consolidated statements of income for the adverse judgment.

Freddie Mac 3Q 2023 Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Regulatory Capital
ERCF

The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			September 30, 2023		December 31, 2022
Adjusted total assets			$3,758		$3,710
Risk-weighted assets (standardized approach)			973		899

	September 30, 2023
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($21)	$78	$78	(2.1)%	8.0%	8.0%
CET1 capital	(47)	44	95	(4.8)	4.5	9.7
Tier 1 capital	(33)	58	109	(3.4)	6.0	11.2
Adjusted total capital	(33)	78	129	(3.4)	8.0	13.2
Leverage capital:
Core capital	($28)	$94	$94	(0.7)%	2.5%	2.5%
Tier 1 capital	(33)	94	105	(0.9)	2.5	2.8

	December 31, 2022
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($27)	$72	$72	(3.1)%	8.0%	8.0%
CET1 capital	(55)	40	90	(6.2)	4.5	10.1
Tier 1 capital	(41)	54	104	(4.6)	6.0	11.6
Adjusted total capital	(41)	72	122	(4.6)	8.0	13.6
Leverage capital:
Core capital	($35)	$93	$93	(1.0)%	2.5%	2.5%
Tier 1 capital	(41)	93	104	(1.1)	2.5	2.8
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 3Q 2023 Form 10-Q	96

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
These cases include one that was filed in the U.S. Court of Federal Claims as a derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant: Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation. This case was filed on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government's alleged taking of its property, attorneys' fees, costs, and other expenses. The Court dismissed the case with prejudice on September 1, 2023 and entered judgment for the defendants.
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

Freddie Mac 3Q 2023 Form 10-Q	97

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
We provide information on our sustainability efforts on our website at freddiemac.com/about/sustainability.
OTHER INFORMATION
Insider Trading Arrangements and Policies
No executive officer or director adopted or terminated any contract, instruction, or written plan for the purchase or sale of, or any other such trading arrangement for, our securities. For more information on executive officer and director compensation and security ownership by our executive officers and directors, see Directors, Corporate Governance, and Executive Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our 2022 Annual Report.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 3Q 2023 Form 10-Q	98

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
Management, including the company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. As a result of management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 3Q 2023
We evaluated the changes in our internal control over financial reporting that occurred during 3Q 2023 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of September 30, 2023 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 3Q 2023 have been prepared in conformity with GAAP.

Freddie Mac 3Q 2023 Form 10-Q	99

Exhibit Index

Exhibit Index

Exhibit	Description*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac 3Q 2023 Form 10-Q	100

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael J. DeVito
Michael J. DeVito
Chief Executive Officer
(Principal Executive Officer)
Date: November 1, 2023

By:	/s/ Christian M. Lown
Christian M. Lown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 1, 2023

Freddie Mac 3Q 2023 Form 10-Q	101

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	46 - 96
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31 - 33
Item 4.	Controls and Procedures	99
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	97
Item 1A.	Risk Factors	97
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	97 - 98
Item 5.	Other Information	98
Item 6.	Exhibits	98
Exhibit Index		100
Signatures		101

Freddie Mac 3Q 2023 Form 10-Q	102