Form 10-K
period 2023-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2024-02-14
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) was $0.3 billion.
As of January 31, 2024, there were 650,059,553 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

Table of Contents

FREDDIE MAC | 2023 Form 10-K	i

Table of Contents	MD&A Table Index

MD&A TABLE INDEX

FREDDIE MAC | 2023 Form 10-K	ii

Table of Contents	MD&A Table Index

FREDDIE MAC | 2023 Form 10-K	iii

Introduction	About Freddie Mac
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
ABOUT FREDDIE MAC
Freddie Mac is a GSE chartered by Congress in 1970, with a mission to provide liquidity, stability, and affordability to the U.S. housing market. We do this primarily by purchasing single-family and multifamily residential mortgage loans originated by lenders. In most instances, we package these loans into guaranteed mortgage-related securities, which are sold in the global capital markets, and transfer interest-rate and liquidity risks to third-party investors. In addition, we transfer a portion of our mortgage credit risk exposure to third-party investors through our credit risk transfer programs, which include securities- and insurance-based offerings. We also invest in mortgage loans and mortgage-related securities. We do not originate mortgage loans or lend money directly to mortgage borrowers.
We support the U.S. housing market and the overall economy by enabling America's families to access mortgage loan funding with better terms and by providing consistent liquidity to the single-family and multifamily mortgage markets. We have helped many distressed borrowers keep their homes or avoid foreclosure and have helped many distressed renters avoid eviction.
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth as of December 31,
(In billions)
Key Drivers:
■    2023 vs. 2022
●    Net income was $10.5 billion, an increase of 13% year-over-year, primarily driven by a credit reserve release in Single-Family in 2023 compared to a credit reserve build in Single-Family in 2022, partially offset by higher non-interest expense.
●    Net revenues were $21.2 billion, down slightly year-over-year, as higher net interest income was offset by lower non-interest income.

FREDDIE MAC | 2023 Form 10-K	1

Introduction	About Freddie Mac
●    Net worth was $47.7 billion as of December 31, 2023, up from $37.0 billion as of December 31, 2022.
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
Market Liquidity

Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $348 billion in liquidity to the mortgage market in 2023, which enabled the financing of 1.4 million home purchases, refinancings, and rental units.

FREDDIE MAC | 2023 Form 10-K	2

Introduction	About Freddie Mac
Portfolio Balances

Mortgage Portfolio as of December 31,
(UPB in billions)
Key Drivers:
■    2023 vs. 2022
●    Our mortgage portfolio increased 2% year-over-year to $3.5 trillion at December 31, 2023.
–Our Single-Family mortgage portfolio was $3.0 trillion at December 31, 2023, up 2% year-over-year, as portfolio growth moderated in 2023 due to the slowdown in new business activity as both home purchase and refinance activity were adversely affected by higher mortgage interest rates.
–Our Multifamily mortgage portfolio was $441 billion at December 31, 2023, up 3% year-over-year, as portfolio growth moderated in 2023 due to the slowdown in new business activity driven by higher mortgage interest rates.
■    2022 vs. 2021
●    Our mortgage portfolio increased 6% year-over-year to $3.4 trillion at December 31, 2022.
–Our Single-Family mortgage portfolio was $3.0 trillion at December 31, 2022, up 7% year-over-year, primarily driven by an increase in average portfolio loan size and a higher share of single-family mortgage debt outstanding. The increase in the average portfolio loan size was driven by house price appreciation in 2022, which contributed to new business acquisitions having a larger loan size compared to older vintages that continued to run off.
–Our Multifamily mortgage portfolio was $429 billion at December 31, 2022, up 3% year-over-year, primarily driven by new business activity, partially offset by increased borrower payoff activity driven by market conditions.

FREDDIE MAC | 2023 Form 10-K	3

Introduction	About Freddie Mac
Credit Enhancement Coverage

Single-Family Mortgage Portfolio with Credit Enhancement as of December 31,
(UPB in billions)
Multifamily Mortgage Portfolio with Credit Enhancement as of December 31,
(UPB in billions)
In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we engage in various types of credit enhancements, such as primary mortgage insurance and CRT transactions, to reduce our credit risk exposure and transfer a portion of the credit risk on certain loans in our mortgage portfolio to third parties. At December 31, 2023, we had credit enhancement coverage of 61% on our Single-Family mortgage portfolio and 94% on our Multifamily mortgage portfolio. See MD&A - Our Business Segments and MD&A - Risk Management - Credit Risk for additional information on our credit enhancements.
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
In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury under which we issued Treasury both senior preferred stock and a warrant to purchase common stock in consideration for Treasury's commitment to provide funding to us. The Purchase Agreement with Treasury is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities.
The Purchase Agreement with Treasury significantly affects our business activities, including by limiting: our secondary market activities; our single-family and multifamily loan acquisitions; the amount of indebtedness we can incur; the size of our mortgage-related investments portfolio; and our ability to pay dividends, transfer certain assets, raise capital, pay down the liquidation preference of the senior preferred stock, and exit conservatorship.
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
Pursuant to the Purchase Agreement, Freddie Mac will not be required to pay a dividend to Treasury on the senior preferred stock until it has built sufficient net worth to meet the capital requirements and buffers set forth in the ERCF. As the company

FREDDIE MAC | 2023 Form 10-K	4

Introduction	About Freddie Mac
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
Net Worth, Liquidation Preference, and Treasury Funding Commitment
(In billions)
Draws and Dividend Payments
(In billions)

FREDDIE MAC | 2023 Form 10-K	5

Introduction	Our Business
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
Our Charter and Mission

We are a GSE with a specific and limited corporate purpose to support the liquidity, stability, and affordability of the U.S. housing market as a participant in the secondary mortgage market, while operating as a commercial enterprise earning an appropriate return. All actions we take must be conducted within the constraints of our Charter.
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
Our Charter requires certain specified credit protections, which include mortgage insurance from a qualified insurer on the portion of the UPB of the loan that exceeds an 80% LTV ratio, a seller's agreement to repurchase or replace a defaulted loan, or the retention by the seller of at least a 10% participation interest in the loan for the purchase of first-lien single-family loans with LTV ratios at the time of purchase of greater than 80%. This Charter requirement does not apply to multifamily loans or to loans that have the benefit of any guarantee, insurance, or other obligation by the U.S. or any of its agencies or instrumentalities (e.g., the FHA, VA, or USDA Rural Development).
Our Charter does not permit us to originate mortgage loans or lend money directly to mortgage borrowers in the primary mortgage market. Our Charter limits our purchase of single-family loans to the conforming loan market, which consists of loans originated with UPBs at or below limits determined annually based on changes in FHFA's housing price index. In most of the U.S., the maximum conforming loan limit for a one-family residence has been set at $766,550 for 2024, an increase from $726,200 for 2023, $647,200 in 2022, and $548,250 for 2021. Higher limits have been established in certain "high-cost" areas (for 2024, up to $1,149,825 for a one-family residence). Higher limits also apply to two- to four-family residences and to one- to four-family residences in Alaska, Guam, Hawaii, and the U.S. Virgin Islands.

FREDDIE MAC | 2023 Form 10-K	6

Introduction	Our Business
Our Strategic Priorities

We have four strategic priorities, each of which was created to ensure we fully serve our mission:
■    Deliver on affordable housing;
■    Identify, assess, and manage our risks;
■    Grow, develop, and empower talent for today and tomorrow; and
■    Build financial strength to serve our mission.
These strategic priorities help us create a more liquid, stable, affordable, and equitable housing finance system that serves lenders, families, and the housing market as a whole. And, as with any mission-driven company, our people are at the center of all we do.

FREDDIE MAC | 2023 Form 10-K	7

Introduction	Our Business
Human Capital Management

Attracting, Developing, and Retaining Talent
Our employees are integral to our company’s success. Our goal is to sustain an inclusive and equitable culture with a highly engaged, diverse workforce so that we can support the U.S. housing industry and make home possible. We strive to be an employer of choice that attracts and retains top talent through our commitment to DEI, employee well-being and engagement, training, and other professional development opportunities.
We are committed to promoting DEI in our organization and business practices. We strive to create a culture where people feel comfortable being their authentic selves in the workplace. We do this through various programs, such as our 10 Business Resource Groups, which provide all employees a place to find community and targeted professional development opportunities.
We encourage employees to volunteer and engage in community outreach in the neighborhoods where they work and live through our Community Crew program, which focuses on mission-related activities and our SERVE program which provides our employees with additional volunteer opportunities with local organizations.
We aim to support our employees’ overall well-being and enable them to perform at their best. Our wide variety of benefits provide employees with flexibility to manage their lives at home and work. We also offer a variety of ways to help our employees plan for their financial well-being. In 2023, we enhanced our vacation and first-time homebuyer benefits, introduced caregiver leave, added more flexibility for hybrid employees, and enhanced our benefits for LGBTQ+ employees. In 2024, we are expanding our caregiving and bereavement leave and introducing new bereavement support services.
We encourage and support professional development to help our employees stay engaged, confident, and credible. Our professional development opportunities include in-person and virtual courses on various topics, such as leadership, business, communications, and technology skill development; our educational assistance program; our student debt repayment program; and our rewards programs for employees to recognize and celebrate their colleagues’ achievements.
We also strive to implement competitive compensation programs and practices within the constraints of the conservatorship. We evaluate the success of our human capital management by measuring and monitoring the performance, development, and retention of our employees.
Employees
At January 31, 2024, we had 8,004 full-time and 31 part-time employees. Our employee population increased in 2023 and our voluntary turnover rate decreased and returned to pre-COVID-19 levels, which is below financial industry benchmarks for voluntary turnover and is more consistent with historical experience. Our headquarters are in McLean, Virginia, and the majority of our employees reside in the Washington, D.C. metropolitan area.
Board and FHFA Oversight
We engage with the CHC Committee by providing workforce insights that support their oversight of compensation and benefits, DEI, talent development and strategies to strengthen our culture. Although the CHC Committee plays a significant role in these matters, FHFA is actively involved in its role as both our conservator and regulator. For additional information, see Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board of Directors and Board Committee Information - Authority of the Board of Directors and Board Committees.
DEI
We believe a strong commitment to DEI creates a stronger Freddie Mac that is better positioned to serve our mission effectively and advance equity in the housing industry. The DEI Division promotes DEI in all aspects of our business and at every level of the organization.
Freddie Mac has a three-year Board-approved DEI strategic plan that establishes our efforts into focus areas that are organized into four components: workforce diversity, supplier diversity, financial transactions, and engagement and outreach. Each focus area has associated goals that are tracked and shared with FHFA, our Board of Directors, our senior operating committee, and our people.
For workforce diversity, we attract a pipeline of diverse candidates by partnering with Hispanic Serving Institutions, Historically Black Colleges and Universities, and other talent organizations. We also provide access to professional development and learning opportunities, formal training programs, mentoring initiatives, and other DEI-related programming.
Our DEI efforts are reflected in the composition of our workforce, leadership, and Board of Directors. For example, we are a majority-minority company, which means more than 50% of our workforce identifies as racially or ethnically diverse, and 40% of our senior operating committee identifies as racially or ethnically diverse. For information on the composition of our Board of Directors, see Directors, Corporate Governance, and Executive Officers – Directors – Director Criteria, Diversity, Qualifications, Experience, and Tenure.

FREDDIE MAC | 2023 Form 10-K	8

Introduction	Our Business
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
Our efforts for engagement and outreach include:
■    Creating sustainable impact within the Freddie Mac community through our 10 Business Resource Groups and in local communities through Community Crew, our employee volunteerism and matching gifts program.
Business Segments

We have two reportable segments: Single-Family and Multifamily. For additional information on our segments, see MD&A - Our Business Segments and Note 14.
Properties

Our principal offices consist of four office buildings we own in McLean, Virginia, comprising approximately 1.3 million square feet. We operate our business in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
Government Regulation and Supervision

Our business is subject to extensive laws, regulations, and supervision. The laws and regulations to which we are subject cover all key aspects of our business, and directly and indirectly impact the key drivers of our results including, for example, our product offerings, guarantee fees, pricing, competitive position and strategic priorities, relationship with sellers and servicers, capital structure, cash needs and uses, liquidity, privacy for borrowers and others, risk management, cybersecurity, and costs of compliance. Failure to comply with our legal and regulatory requirements could result in litigation, investigations, enforcement actions, fines, monetary and other penalties, and harm to our reputation. Our business and results of operations may also be directly and adversely affected by future legislative, regulatory, or judicial actions. Such actions could affect us in a number of ways, including by imposing significant additional legal, compliance, and other costs on us and limiting our business activities. For example, changes to our capital requirements have affected our business and risk management strategies, including our risk appetite, our risk-adjusted returns, and the impact of our CRT transactions on our capital needs, and have increased the amount of capital we will be required to retain or raise to exit from conservatorship.
In addition, our conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. We are under the control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines our strategic direction. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities. FHFA has required us to make changes to our business that have adversely affected our financial results and could require us to make additional changes at any time. FHFA may require us to undertake activities that reduce our profitability, expose us to additional credit, market, funding, operational, legal, and other risks, or provide additional support for the mortgage market that serves our mission but adversely affects our financial results. Further, we can be put into receivership at the discretion of the Director of FHFA at any time for a number of reasons set forth in the GSE Act.
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

FREDDIE MAC | 2023 Form 10-K	9

Introduction	Our Business
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
We make available, free of charge through our website at www.freddiemac.com/investors, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with the SEC. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC.
We are providing our website addresses and the website address of the SEC here and elsewhere in this Form 10-K solely for your information. Information appearing on our website or on the SEC's website is not incorporated into this Form 10-K.
We provide information on the ERCF on our website at www.freddiemac.com/investors.
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
We provide information on our sustainability efforts on our website at freddiemac.com/about/sustainability.

FREDDIE MAC | 2023 Form 10-K	10

Introduction	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-K, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-Family and Multifamily segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends including, but not limited to, changes in house prices and house price forecasts, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, the impact of banking crises or failures, the effects of catastrophic events or significant climate change effects and actions taken in response thereto on our business, and our results of operations and financial condition. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section of this Form 10-K and:
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
■    The impact of any changes in our credit ratings or those of the U.S. government;
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
■    Changes in the U.S. mortgage market, including changes in the supply and type of loan products;
■    The success of our efforts to mitigate our losses;
■    The success of our strategy to transfer mortgage credit risk;
■    Our ability to maintain adequate liquidity to fund our operations;
■    Our ability to maintain the security and resiliency of our operational systems and infrastructure, including against cybersecurity incidents or other security incidents, whether due to insider error or malfeasance or system errors or vulnerabilities in our or our third parties' systems;
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
■    Performance of and changes in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;
■    Changes in investor demand for our debt or mortgage-related securities;
■    Our ability to maintain market acceptance of the UMBS, including our ability to maintain alignment of the prepayment speeds and pricing performance of our and Fannie Mae's respective UMBS;

FREDDIE MAC | 2023 Form 10-K	11

Introduction	Forward-Looking Statements

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
■    The occurrence of a catastrophic event or significant climate change effects in areas in which our offices, significant portions of our total mortgage portfolio, or the offices of critical third parties are located, and for which we may be uninsured or significantly underinsured; and
■ Other factors and assumptions described in this Form 10-K, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-K, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-K.

FREDDIE MAC | 2023 Form 10-K	12

Management's Discussion and Analysis	Housing and Mortgage Market Conditions

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
Single-Family

U.S. Single-Family Home Sales and House Prices ___
Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index (seasonally adjusted annual rate).

U.S. Single-Family Mortgage Originations ___(UPB in billions)
Source: Inside Mortgage Finance.
Single-Family Serious Delinquency Rates
as of December 31,
Source: National Delinquency Survey from the Mortgage Bankers Association. For 2023, the total mortgage market rate is as of September 30, 2023 (latest available information).
Single-Family Mortgage Debt Outstanding
(UPB in trillions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. For 2023, the U.S. single-family mortgage debt outstanding balance is as of September 30, 2023 (latest available information).

FREDDIE MAC | 2023 Form 10-K	13

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
Multifamily

Apartment Vacancy Rates and Change in Effective Rents
Source: Reis.

Multifamily Property Price Growth Rate

Source: Real Capital Analytics Commercial Property Price Index (RCA CPPI).

Multifamily Delinquency Rates as of December 31,
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS conduit market, excluding REOs). For 2023, the delinquency rate for FDIC insured institutions is as of September 30, 2023 (latest available information).

Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. For 2023, the U.S. multifamily mortgage debt outstanding balance is as of September 30, 2023 (latest available information).

FREDDIE MAC | 2023 Form 10-K	14

Management's Discussion and Analysis	Consolidated Results of Operations
CONSOLIDATED RESULTS OF OPERATIONS
This discussion of our consolidated results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. Our financial results and business volumes could be negatively affected by adverse changes in the housing market or economic conditions, including volatility and stress within the banking sector and the measures governments and financial services companies take in response. Stress in U.S. regional banks and non-depository institutions could drive elevated counterparty credit risk and indirect risk due to financing or banking relationships that our counterparties have with the affected banking organizations. We could also experience declines in liquidity in the markets for our securities as a result of any such adverse changes or regulatory responses to adverse changes. See Risk Factors for additional information.
The table below compares our consolidated results of operations for the past three years.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

				Year Over Year Change
	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
(Dollars in millions)	2023	2022	2021	$	%	$	%
Net interest income	$18,542	$18,005	$17,580	$537	3%	$425	2%
Non-interest income	2,687	3,259	4,371	(572)	(18)	(1,112)	(25)
Net revenues	21,229	21,264	21,951	(35)	—	(687)	(3)
(Provision) benefit for credit losses	872	(1,841)	1,041	2,713	147	(2,882)	(277)
Non-interest expense	(8,902)	(7,819)	(7,793)	(1,083)	(14)	(26)	—
Income before income tax expense	13,199	11,604	15,199	1,595	14	(3,595)	(24)
Income tax expense	(2,661)	(2,277)	(3,090)	(384)	(17)	813	26
Net income	10,538	9,327	12,109	1,211	13	(2,782)	(23)
Other comprehensive income (loss), net of taxes and reclassification adjustments	166	(342)	(489)	508	149	147	30
Comprehensive income	$10,704	$8,985	$11,620	$1,719	19%	($2,635)	(23)%
See MD&A - Critical Accounting Estimates for information concerning certain significant accounting policies and estimates applied in determining our reported results of operations and Note 1 for a summary of our accounting policies and the related notes in which information about them can be found.
Net Revenues
Net Interest Income

Net interest income primarily consists of guarantee net interest income in Single-Family. We consolidate most of our Single-Family securitization trusts and, therefore, we recognize the loans held by the trust and the debt securities issued by the trust on our consolidated balance sheets. The difference between the interest income on these loans and the interest expense on the related debt securities primarily represents the guarantee fees we receive as compensation for our guarantee of the principal and interest payments of the issued debt securities. Guarantee net interest income includes two components:
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
Net interest income also includes investments net interest income, which primarily consists of the difference between the interest income earned on the assets in our investments portfolio and the interest expense incurred on the liabilities used to fund those assets, and the impact on net interest income from hedge accounting, which primarily consists of amortization of previously deferred hedge accounting basis adjustments and the earnings mismatch on qualifying fair value hedge relationships. See Note 9 for additional information on hedge accounting.

FREDDIE MAC | 2023 Form 10-K	15

Management's Discussion and Analysis	Consolidated Results of Operations
The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

				Year Over Year Change
	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
(Dollars in millions)	2023	2022	2021	$	%	$	%
Guarantee net interest income:
Contractual net interest income	$14,753	$14,020	$11,038	$733	5%	$2,982	27%
Deferred fee income	1,012	2,984	4,969	(1,972)	(66)	(1,985)	(40)
Total guarantee net interest income	15,765	17,004	16,007	(1,239)	(7)	997	6
Investments net interest income	6,280	3,417	3,068	2,863	84	349	11
Impact on net interest income from hedge accounting	(3,503)	(2,416)	(1,495)	(1,087)	(45)	(921)	(62)
Net interest income	$18,542	$18,005	$17,580	$537	3%	$425	2%

Key Drivers:
■    Guarantee net interest income
●    2023 vs. 2022 - Decreased primarily due to a decline in deferred fee income due to slower prepayments as a result of higher mortgage interest rates, partially offset by continued mortgage portfolio growth.
●    2022 vs. 2021 - Increased primarily due to continued mortgage portfolio growth and higher average portfolio guarantee fee rates, partially offset by lower deferred fee income due to slower prepayments as a result of higher mortgage interest rates.
■    Investments net interest income
●    2023 vs. 2022 and 2022 vs. 2021 - Increased primarily due to higher returns on securities purchased under agreements to resell as a result of higher short-term interest rates.
■    Impact on net interest income from hedge accounting
●    2023 vs. 2022 - Expense increased primarily due to higher interest expense on derivatives in hedge relationships as a result of higher interest rates, partially offset by a favorable change in the earnings mismatch on qualifying fair value hedge relationships.
●    2022 vs. 2021 - Expense increased primarily due to higher interest expense on derivatives in hedging relationships as a result of higher interest rates. This increase was partially offset by lower amortization of hedge accounting-related basis adjustments driven by a lower unamortized balance.

FREDDIE MAC | 2023 Form 10-K	16

Management's Discussion and Analysis	Consolidated Results of Operations
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
Table 3 - Analysis of Net Interest Yield

	Year Ended December 31,
	2023			2022			2021
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$13,466	$532	3.95%	$14,705	$179	1.22%	$62,042	$8	0.01%
Securities purchased under agreements to resell	118,579	6,135	5.17	97,260	1,718	1.77	75,425	48	0.06
Investment securities	40,481	1,571	3.88	47,612	1,640	3.44	56,211	2,261	4.02
Mortgage loans(1)	3,061,638	96,985	3.17	2,967,147	79,826	2.69	2,622,952	59,130	2.25
Other assets	2,479	140	5.65	4,104	95	2.31	6,049	80	1.32
Total interest-earning assets	3,236,643	105,363	3.25	3,130,828	83,458	2.67	2,822,679	61,527	2.18
Interest-bearing liabilities:
Debt of consolidated trusts	2,997,841	(76,703)	(2.56)	2,911,235	(61,404)	(2.11)	2,538,757	(42,209)	(1.66)
Debt of Freddie Mac	192,510	(10,118)	(5.26)	178,757	(4,049)	(2.27)	237,572	(1,738)	(0.73)
Total interest-bearing liabilities	3,190,351	(86,821)	(2.72)	3,089,992	(65,453)	(2.12)	2,776,329	(43,947)	(1.58)
Impact of net non-interest-bearing funding	46,292	—	0.04	40,836	—	0.03	46,350	—	0.02
Total funding of interest-earning assets	3,236,643	(86,821)	(2.68)	3,130,828	(65,453)	(2.09)	2,822,679	(43,947)	(1.56)
Net interest income/yield		$18,542	0.57%		$18,005	0.58%		$17,580	0.62%
(1)    Loan fees included in interest income were $1.1 billion, $1.5 billion, and $3.1 billion during 2023, 2022, and 2021, respectively.

FREDDIE MAC | 2023 Form 10-K	17

Management's Discussion and Analysis	Consolidated Results of Operations
Net Interest Income Rate / Volume Analysis

The table below presents a rate and volume analysis of our net interest income. Our net interest income reflects the reversal of interest income accrued, net of interest received on a cash basis, related to mortgage loans that are on non-accrual status.
Table 4 - Net Interest Income Rate / Volume Analysis

	Variance Analysis
	2023 vs. 2022			2022 vs. 2021
(In millions)	Rate(1)	Volume(1)	Total Change	Rate(1)	Volume(1)	Total Change
Interest-earning assets:
Cash and cash equivalents	$361	($8)	$353	$180	($8)	$172
Securities purchased under agreements to resell	3,775	642	4,417	1,649	21	1,670
Investment securities	127	(196)	(69)	292	(913)	(621)
Mortgage loans	14,505	2,654	17,159	12,572	8,124	20,696
Other assets	98	(53)	45	45	(31)	14
Total interest-earning assets	18,866	3,039	21,905	14,738	7,193	21,931
Interest-bearing liabilities:
Debt of consolidated trusts	(13,058)	(2,241)	(15,299)	(11,448)	(7,747)	(19,195)
Debt of Freddie Mac	(5,726)	(343)	(6,069)	(2,925)	614	(2,311)
Total interest-bearing liabilities	(18,784)	(2,584)	(21,368)	(14,373)	(7,133)	(21,506)
Net interest income	$82	$455	$537	$365	$60	$425
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
Derivative instruments are a key component of our interest-rate risk management strategy. We use derivatives to economically hedge the interest-rate risk of our financial assets and liabilities and manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. We align our derivative portfolio to economically hedge the changing duration of our assets and liabilities and apply fair value hedge accounting to certain single-family mortgage loans and debt to reduce our GAAP earnings variability. As a result, interest-rate-related fair value gains and losses that we recognize on financial instruments that we measure at fair value generally have offsetting impacts from the derivative instruments that we use to economically hedge interest-rate risk. For additional information about our interest-rate risk management activities and the sensitivity of reported GAAP earnings to those activities, see MD&A - Risk Management - Market Risk. For additional information on derivative instruments, see Note 9.

FREDDIE MAC | 2023 Form 10-K	18

Management's Discussion and Analysis	Consolidated Results of Operations
The table below presents the components of non-interest income.
Table 5 - Components of Non-Interest Income

				Year Over Year Change
	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
(Dollars in millions)	2023	2022	2021	$	%	$	%
Guarantee income	$1,615	$783	$1,032	$832	106%	($249)	(24)%
Investment gains, net	707	1,969	2,746	(1,262)	(64)	(777)	(28)
Other income	365	507	593	(142)	(28)	(86)	(15)
Non-interest income	$2,687	$3,259	$4,371	($572)	(18)%	($1,112)	(25)%
Key Drivers:
■    Guarantee income
●    2023 vs. 2022 - Increased primarily due to lower fair value losses on guarantee assets as a result of lower medium-term interest rates.
●    2022 vs. 2021 - Decreased primarily due to higher fair value losses on guarantee assets as a result of higher interest rates.
■    Investment gains, net
●    2023 vs. 2022 - Net investment gains declined, as the prior year period included spread-related gains on commitments to hedge the Single-Family securitization pipeline that did not recur in 2023.
●    2022 vs. 2021 - Decreased primarily due to lower gains in Multifamily driven by spread widening as well as a decline in revenue from held-for-sale loan purchase and securitization activity as a result of lower volumes and lower margins. This decrease was partially offset by spread-related gains on commitments to hedge the Single-Family securitization pipeline in 2022.
(Provision) Benefit for Credit Losses
Our provision for credit losses relates primarily to single-family loans held-for-investment and can vary substantially from period to period based on a number of factors, such as changes in house prices and house price forecasts, changes in interest rates, borrower prepayments and delinquency rates, events such as pandemics, the type and volume of our loss mitigation and foreclosure activity, and government assistance provided to borrowers. See MD&A - Critical Accounting Estimates for additional information.
The table below presents the components of provision for credit losses.
Table 6 - (Provision) Benefit for Credit Losses

				Year Over Year Change
	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
(Dollars in millions)	2023	2022	2021	$	%	$	%
Single-Family	$1,172	($1,772)	$919	$2,944	166%	($2,691)	(293)%
Multifamily	(300)	(69)	122	(231)	(335)	(191)	(157)
(Provision) benefit for credit losses	$872	($1,841)	$1,041	$2,713	147%	($2,882)	(277)%
Key Drivers:
■    2023 vs. 2022 - The benefit for credit losses for 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in house prices.
■    2022 vs. 2021 - The provision for credit losses for 2022 was primarily driven by a credit reserve build in Single-Family due to deterioration in house prices.

FREDDIE MAC | 2023 Form 10-K	19

Management's Discussion and Analysis	Consolidated Results of Operations
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
The table below presents the components of non-interest expense.
Table 7 - Components of Non-Interest Expense

				Year Over Year Change
	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
(Dollars in millions)	2023	2022	2021	$	%	$	%
Salaries and employee benefits	($1,606)	($1,509)	($1,398)	($97)	(6)%	($111)	(8)%
Credit enhancement expense	(2,339)	(2,118)	(1,518)	(221)	(10)	(600)	(40)
Benefit for (decrease in) credit enhancement recoveries	(189)	236	(542)	(425)	(180)	778	144
Legislative assessments expense:
Legislated guarantee fees expense	(2,856)	(2,751)	(2,343)	(105)	(4)	(408)	(17)
Affordable housing funds allocation	(146)	(258)	(539)	112	43	281	52
Total legislative assessments expense	(3,002)	(3,009)	(2,882)	7	—	(127)	(4)
Other expense	(1,766)	(1,419)	(1,453)	(347)	(24)	34	2
Non-interest expense	($8,902)	($7,819)	($7,793)	($1,083)	(14)%	($26)	—%
Key Drivers:
■    Credit enhancement expense
●    2023 vs. 2022 - Increased primarily due to a higher volume of outstanding cumulative CRT transactions and higher losses on STACR Trust note repurchases.
●    2022 vs. 2021 - Increased primarily due to a higher volume of outstanding cumulative CRT transactions and higher spreads on transactions executed during 2022.
■    Benefit for (decrease in) credit enhancement recoveries
●    2023 vs. 2022 - Decreased primarily due to a decrease in expected credit losses on covered loans.
●    2022 vs 2021 - Increased primarily due to an increase in expected credit losses on covered loans.
■    Other expense
●    2023 vs. 2022 - Increased primarily due to an accrual of $0.3 billion for an adverse judgment at trial. See Note 17 for additional information regarding our legal proceedings.

FREDDIE MAC | 2023 Form 10-K	20

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.
Table 8 - Summarized Consolidated Balance Sheets

	December 31,		Year Over Year Change
(Dollars in millions)	2023	2022	$	%
Assets:
Cash and cash equivalents	$6,019	$6,360	($341)	(5)%
Securities purchased under agreements to resell	95,148	87,295	7,853	9
Investment securities, at fair value	43,275	38,701	4,574	12
Mortgage loans held-for-sale	12,941	12,197	744	6
Mortgage loans held-for-investment	3,083,665	3,022,318	61,347	2
Accrued interest receivable, net	9,925	8,529	1,396	16
Deferred tax assets, net	4,076	5,777	(1,701)	(29)
Other assets	25,927	27,156	(1,229)	(5)
Total assets	$3,280,976	$3,208,333	$72,643	2%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$8,812	$7,309	$1,503	21%
Debt	3,208,346	3,145,832	62,514	2
Other liabilities	16,096	18,174	(2,078)	(11)
Total liabilities	3,233,254	3,171,315	61,939	2
Total equity	47,722	37,018	10,704	29
Total liabilities and equity	$3,280,976	$3,208,333	$72,643	2%
Key Drivers:
As of December 31, 2023 compared to December 31, 2022:
■    Securities purchased under agreements to resell increased primarily due to investment of retained earnings.
■    Investment securities increased primarily due to an increase in purchases of U.S. Treasury securities.
■    Mortgage loans held-for-investment increased primarily due to growth in our Single-Family mortgage portfolio.
■    Debt increased primarily due to an increase in debt of consolidated trusts driven by growth in our Single-Family mortgage portfolio.

FREDDIE MAC | 2023 Form 10-K	21

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

Our mortgage portfolio includes assets held by both business segments and consists of mortgage loans held-for-investment, mortgage loans held-for-sale, and mortgage loans underlying our mortgage-related guarantees. See Note 4 for additional information on our mortgage loans and Note 5 for additional information on our mortgage-related guarantees.
The table below presents the UPB of our mortgage portfolio by segment.
Table 9 - Mortgage Portfolio

	December 31, 2023			December 31, 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$2,963,296	$47,433	$3,010,729	$2,907,999	$30,574	$2,938,573
By Freddie Mac	33,213	11,770	44,983	33,506	17,805	51,311
Total mortgage loans held-for-investment	2,996,509	59,203	3,055,712	2,941,505	48,379	2,989,884
Mortgage loans held-for-sale	3,527	9,905	13,432	3,564	9,544	13,108
Total mortgage loans	3,000,036	69,108	3,069,144	2,945,069	57,923	3,002,992
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	30,182	360,928	391,110	31,500	360,869	392,369
Other mortgage-related guarantees	8,692	10,761	19,453	9,476	10,510	19,986
Total mortgage-related guarantees	38,874	371,689	410,563	40,976	371,379	412,355
Total mortgage portfolio	$3,038,910	$440,797	$3,479,707	$2,986,045	$429,302	$3,415,347
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$2,970,707	$47,436	$3,018,143	$2,916,038	$30,813	$2,946,851
Issued by non-consolidated trusts	24,600	321,262	345,862	25,772	319,117	344,889
Total guaranteed mortgage-related securities	$2,995,307	$368,698	$3,364,005	$2,941,810	$349,930	$3,291,740
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

FREDDIE MAC | 2023 Form 10-K	22

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 10 - Mortgage-Related Investments Portfolio

	December 31, 2023			December 31, 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans:
Securitization pipeline loans	$8,225	$15,197	$23,422	$10,093	$22,546	$32,639
Other loans(1)	28,515	6,478	34,993	26,977	4,803	31,780
Total unsecuritized mortgage loans	36,740	21,675	58,415	37,070	27,349	64,419
Mortgage-related securities:
Investment securities	2,667	4,613	7,280	3,440	6,396	9,836
Debt of consolidated trusts	18,639	660	19,299	17,939	536	18,475
Total mortgage-related securities	21,306	5,273	26,579	21,379	6,932	28,311
Mortgage-related investments portfolio	$58,046	$26,948	$84,994	$58,449	$34,281	$92,730
10% of notional amount of interest-only securities			$22,186			$21,758
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			107,180			114,488
(1)Primarily includes delinquent and modified single-family loans that we have purchased from securitization trusts.
Other Investments Portfolio

Our other investments portfolio, which includes the liquidity and contingency operating portfolio, is primarily used for short-term liquidity management, collateral management, and asset and liability management. The assets in the other investments portfolio are primarily allocated to the Single-Family segment.
The table below presents the details of our other investments portfolio.
Table 11 - Other Investments Portfolio

	December 31, 2023				December 31, 2022
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio(1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio(1)
Cash and cash equivalents	$5,041	$890	$88	$6,019	$5,652	$611	$97	$6,360
Securities purchased under agreements to resell	94,904	9,396	1,093	105,393	88,499	9,703	1,084	99,286
Non-mortgage related securities(2)	24,153	—	6,119	30,272	20,188	—	3,645	23,833
Other assets	—	—	5,555	5,555	—	—	4,565	4,565
Other investments portfolio	$124,098	$10,286	$12,855	$147,239	$114,339	$10,314	$9,391	$134,044
(1)Represents carrying value.
(2)Primarily consists of U.S. Treasury securities.

FREDDIE MAC | 2023 Form 10-K	23

Management's Discussion and Analysis	Our Business Segments
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
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

FREDDIE MAC | 2023 Form 10-K	24

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family
Business Overview

Our Single-Family segment provides liquidity and support to the single-family mortgage market through a variety of activities that include the purchase, securitization, and guarantee of single-family loans originated by lenders. Central to our mission is our commitment to helping families attain affordable and sustainable housing and to increasing equitable access to housing finance.
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
Our primary business model is to acquire loans that lenders originate and then pool those loans into guaranteed mortgage-related securities that transfer interest-rate, prepayment, and liquidity risk to investors and can be sold in the capital markets. We consolidate most of our Single-Family securitization trusts and, therefore, we recognize the loans held by such trusts and the debt securities issued by such trusts on our balance sheet and recognize the guarantee fees we receive as net interest income. To reduce our exposure under our guarantees, we transfer credit risk on a portion of our Single-Family mortgage portfolio to the private market in certain instances. The returns we generate from our business activities are primarily derived from the guarantee fees we receive in exchange for providing our guarantee of the principal and interest payments of the issued mortgage-related securities.
The diagram below illustrates our primary business model.
Products and Activities

Our Single-Family business primarily consists of activities related to providing market liquidity by purchasing and securitizing mortgage loans and issuing guaranteed mortgage-related securities, transferring credit risk, performing loss mitigation activities, and investing in mortgage-related and other investments. Certain of our loan products and programs have been designed to address affordability challenges, particularly in underserved markets, while others aim to support housing supply and sustainability efforts.
Loan Purchase, Securitization, and Guarantee Activities

Guarantor Swap Transactions
One of the primary ways we acquire mortgage loans and provide liquidity to our Single-Family lender customers is by securitizing loans into guaranteed mortgage-related securities in guarantor swap transactions. Our largest guarantor swap customers are primarily large mortgage banking companies and commercial banks. In these transactions, we purchase mortgage loans from our customers in exchange for a security backed by those same loans, as shown in the diagram below:

FREDDIE MAC | 2023 Form 10-K	25

Management's Discussion and Analysis	Our Business Segments | Single-Family

Guarantor Swap
Mortgage Seller
Freddie Mac
Freddie Mac Trust
Mortgage Loans
Security
Cash (Credit Fees, Buy-downs)
Cash (Buy-ups)
Mortgage Loans
Security
Guarantee
Cash (Guarantee Fee)

Cash Window Transactions
In addition to guarantor swap transactions, another primary way we acquire loans and provide liquidity to our Single-Family lender customers is by purchasing loans for aggregation in our securitization pipeline through our cash window. In these transactions, we purchase mortgage loans from our customers in exchange for cash consideration. We enter into forward commitments with lenders in advance of the loan purchase date to purchase loans through our cash window at a fixed price for our securitization pipeline, allowing lenders to offer borrowers the opportunity to lock in the interest rate on the mortgage prior to loan origination. We refer to the loan as being in our securitization pipeline for the period of time between loan purchase and securitization.
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
The Purchase Agreement requires us to purchase loans for cash consideration; operate the cash window with non-discriminatory pricing; and comply with directives, regulations, restrictions, and other requirements prescribed by FHFA related to equitable secondary market access by community lenders. The Purchase Agreement also includes restrictions on the volume of our cash window activities, but these requirements have been suspended until six months after Treasury notifies us that such suspension has been terminated. We manage cash window activities in accordance with our risk limits and limitations imposed by FHFA. For additional information about the Purchase Agreement, see MD&A - Conservatorship and Related Matters.

FREDDIE MAC | 2023 Form 10-K	26

Management's Discussion and Analysis	Our Business Segments | Single-Family
The diagram below shows the process for acquiring and securitizing loans in our cash window transactions.

Cash Window Securitization

Mortgage Seller
Cash (Credit Fees)
Cash Purchase
Mortgage Loans
Cash
Freddie Mac
Guarantee
Cash (Guarantee Fee)
Mortgage Loans
Security
Freddie Mac Trust
Cash Auction
Security
Cash
Securities Dealers & Investors

Advances to Lenders
We also provide liquidity to certain lenders through our early funding programs, where we advance funds to lenders for mortgage loans prior to the loans being pooled and securitized generally through our guarantor swap transactions. In some cases, the early funded mortgages are ultimately delivered through cash window purchase transactions. We account for these transactions as advances that are fully collateralized by the mortgage loans and recognize the associated fees as interest income on the advances from the early funding date to the final settlement date.
Securitization Products
We offer the following types of securitization products to our customers.
Level 1 Securitization Products
We refer to the securities we issue in guarantor swap transactions and cash window securitizations as Level 1 Securitization Products, which are pass-through securities that represent undivided beneficial interests in trusts that hold pools of loans.
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

FREDDIE MAC | 2023 Form 10-K	27

Management's Discussion and Analysis	Our Business Segments | Single-Family
We also periodically use Level 1 Securitization Products to securitize certain reperforming loans subsequent to purchasing them from the original securities pool, depending on market conditions, business strategy, credit risk considerations, and operational efficiency.
When we issue a Level 1 Securitization Product, we retain the credit risk of the underlying mortgage loans by guaranteeing the principal and interest payments of the issued securities and transfer the interest-rate, prepayment, and liquidity risks of those loans to the investors in the securities. For our fixed-rate Level 1 Securitization Products, we guarantee the timely payment of principal and interest. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying loans, and we also guarantee the full and final payment of principal, but not the timely payment of principal. In exchange for our guarantee of Level 1 Securitization Products, we receive guarantee fees that are designed to be commensurate with the risks assumed and that we expect will, over the long-term, provide income that exceeds the credit-related and administrative expenses on the underlying loans and also provide a return on the capital that would be needed to support the related credit risk. The guarantee fees charged on new acquisitions generally consist of:
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
In order to issue mortgage-related securities, we establish trusts pursuant to our Master Trust Agreements and place the mortgage loans in the trust, which issues securities backed by those mortgage loans. The servicer administers the collection of borrowers' payments on their loans and remits the collected funds to us. We administer the distribution of payments to the investors in the mortgage-related securities, net of any applicable guarantee fees. When we securitize mortgage loans using trusts, Freddie Mac typically functions in its capacity as depositor, guarantor, administrator, and trustee of the trusts. We consolidate our Single-Family Level 1 Securitization Product trusts and recognize the mortgage loans held and debt issued by those trusts on our consolidated balance sheets. The difference between the interest income on the loans and the interest expense on the debt primarily represents the guarantee fees we receive as compensation for our guarantee. This amount is referred to as guarantee net interest income.
When a borrower prepays a loan that we have securitized, the outstanding balance of the security owned by investors is reduced by the amount of the prepayment. If the borrower becomes delinquent, we continue to make the applicable payments to the investors in the mortgage-related securities pursuant to our guarantee until we purchase the loan out of the securitization trust. We have the option to purchase loans from the trust under certain circumstances (including certain levels of delinquency) at a purchase price equal to the current UPB of the loan, less any outstanding advances of principal that have been previously distributed. At the instruction of FHFA, we purchase loans from trusts when they reach 24 months of delinquency, except for loans that meet certain criteria (e.g., permanently modified or foreclosure referral), which may be purchased sooner. Many delinquent loans are purchased from trusts before they reach 24 months of delinquency under one of the exceptions provided. We must obtain FHFA’s approval to implement changes to our policy to purchase loans from trusts.
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

FREDDIE MAC | 2023 Form 10-K	28

Management's Discussion and Analysis	Our Business Segments | Single-Family
credit risk is introduced, although we typically receive a transaction fee as compensation for creating the security and future administrative responsibilities. We use the CSP for many of the securities administration activities for our resecuritization products.
We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities, which are separately guaranteed by Fannie Mae, in our commingled resecuritization products, our guarantee covers timely payment of principal and interest on such products from the underlying Fannie Mae securities. If Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, we would be responsible for making the payment. We are required to hold incremental capital for our guarantees of Fannie Mae securities under the ERCF. We also began to charge a fee for any commingled security issued on or after July 1, 2022. For additional information on the fees we charge for guaranteeing Fannie Mae securities, see MD&A – Regulation and Supervision - Resecuritization Fee for New Issuances of Commingled Securities.
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

FREDDIE MAC | 2023 Form 10-K	29

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
Other Mortgage-Related Guarantees
We previously offered a guarantee on mortgage assets held by third parties, in exchange for guarantee fees, without securitizing those assets. These arrangements, referred to as long-term standby commitments, have obligated us to purchase seriously delinquent loans that are covered by those commitments. From time to time, we have consented to the termination of our long-term standby commitments and simultaneously entered into guarantor swap transactions with the same counterparty, issuing securities backed by many of the same loans.
Credit Enhancement Activities

To reduce our credit risk exposure, we engage in various types of credit enhancements, including primary mortgage insurance and CRT transactions. Our Charter requires coverage by specified credit enhancements or participation interests on single-family loans with LTV ratios above 80% at the time of purchase. Most of our loans with LTV ratios above 80% are protected by primary mortgage insurance, which provides loan-level protection against loss up to a specified amount, the premium for which is typically paid by the borrower. Generally, an insured loan must be in default and the borrower's interest in the underlying property must have been extinguished, such as through a short sale or foreclosure sale, before a claim can be filed under a primary mortgage insurance policy. The mortgage insurer has a prescribed period of time within which to process a claim and make a determination as to its validity and amount.
We define CRT transactions as those arrangements where we actively transfer the credit risk exposure on mortgages that we own or guarantee. Our CRT transactions are designed to reduce the amount of required capital related to credit risk, to transfer portions of credit losses on groups of previously acquired loans to third-party investors, and to reduce the risk of future losses to us when borrowers default. The costs we incur in exchange for this credit protection effectively reduce our guarantee income from the associated mortgages. We evaluate and update our CRT activities as needed depending on our business strategy, market conditions, and regulatory requirements.
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
■    STACR - Our primary Single-Family securities-based credit risk sharing transaction. STACR Trust note transactions transfer risk to the private capital markets through the issuance of unguaranteed notes using a third-party trust. In a STACR transaction, we create a reference pool of loans from our Single-Family mortgage portfolio, and a third-party trust issues credit notes linked to the reference pool. The trust makes periodic payments of principal and interest on the notes to noteholders, but is not required to repay principal to the extent that the note balance is reduced as a result of specified credit events on the mortgage loans in the related reference pool. We make payments to the trust to support payment of the interest due on the notes. The amount of risk transferred in each transaction affects the amounts we are required to pay. We receive payments from the trust that otherwise would have been made to the noteholders to the extent there are certain defined credit events on the mortgage loans in the related reference pool. The note balance is reduced by the amount of the payments to us, thereby transferring the related credit risk of the loans in the reference pool to the note

FREDDIE MAC | 2023 Form 10-K	30

Management's Discussion and Analysis	Our Business Segments | Single-Family
investors. Generally, the note balance is also reduced based on principal payments that occur on the loans in the reference pool. The diagram below illustrates a typical STACR transaction.
■    ACIS - Our primary insurance-based credit risk sharing transaction. ACIS transactions are insurance policies we enter into with global insurance and reinsurance companies to cover a portion of credit risk on the mortgage loans in the related reference pools. We pay monthly premiums to the insurers or reinsurers in exchange for claim coverage on specified credit events on the mortgage loans in the related reference pool. We require our ACIS counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies.
We primarily use STACR and ACIS transactions to transfer credit risk on certain recently acquired fixed rate mortgage loans with maturity terms greater than 20 years and original LTV ratios between 60% and 97%. In a typical STACR or ACIS transaction, we transfer to third-party investors a portion of the credit risk between a specified attachment point and a detachment point which may vary based on numerous factors, such as the type of collateral and market conditions. We generally retain the initial loss position and at least 5% of the credit risk of all the positions sold to align our interests with those of the investors. The diagram below illustrates a typical STACR and ACIS structure.
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

FREDDIE MAC | 2023 Form 10-K	31

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
Loan Workout Activities
Home Retention Options
When refinancing is not practicable, we require our servicers to attempt to establish contact with the borrowers to discuss the most appropriate options for delinquency resolution. When the contact is established, we require our servicers first to evaluate the loan for a forbearance plan, repayment plan, payment deferral plan, or loan modification, because our level of recovery on a loan that reperforms is often higher than for a loan that proceeds to a foreclosure alternative or foreclosure. Although workout options are often less costly than a foreclosure, we incur costs as a result of our loss mitigation activities. Specifically, payment deferral plans result in non-interest-bearing balances we have to finance for the life of the mortgage, resulting in economic costs as a result of this program. Additionally, we incur economic losses on loan modifications that involve an interest rate reduction or principal forbearance, and we incur expenses related to incentive fees we pay to servicers for certain successfully completed loan workouts.
We offer the following types of home retention options:
■    Forbearance plans - Arrangements that require reduced or no payments during a defined period that provides borrowers additional time to return to compliance with the original mortgage terms or to implement another type of loan workout option. Borrowers may exit forbearance by repaying all past due amounts thus fully reinstating the loan, paying off the loan in full, or entering into a repayment plan, a payment deferral plan, or a trial period plan pursuant to a loan modification. We offer forbearance of up to 12 months to single-family borrowers experiencing financial difficulty. Borrowers may receive an initial forbearance term of one to six months and, if necessary, one or more forbearance term extensions of one to six months, as long as the delinquency of the mortgage does not exceed 12 months.
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
■    Loan modifications - Contractual plans that may involve changing the terms of the loan such as payment delays, interest rate reductions, term extensions, or a combination of these items. Payment delays in our loan modification programs most commonly consist of adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, and may also include principal forbearance, in which a portion of the principal balance becomes non-interest-bearing and is due at the earlier of the payoff date, maturity date, or sale of the property. Our modification programs generally require completion of a trial period of at least three months prior to receiving the modification. If a borrower fails to complete the trial period, the loan is considered for our other workout activities. These modification programs offer eligible borrowers extension of the loan's term up to 480 months and a fixed interest rate. Servicers are paid incentive fees for each completed modification, and there are limits on the number of times a loan may be modified. Our primary loan modification program is the Freddie Mac Flex Modification® program, which intends to create a suitable payment reduction through payment delays, interest rate reduction, and term extension. Under the Freddie Mac Flex Modification program, borrowers must complete a 90-day

FREDDIE MAC | 2023 Form 10-K	32

Management's Discussion and Analysis	Our Business Segments | Single-Family
trial period plan prior to permanent modification.
Foreclosure Alternatives
When a seriously delinquent single-family loan cannot be resolved through an economically sensible home retention option, we typically seek to pursue a foreclosure alternative before we pursue a foreclosure sale. We pay servicers incentive fees for each completed foreclosure alternative. In some cases, we provide cash relocation assistance to the borrower, while allowing the borrower to exit the home in an orderly manner. We offer the following types of foreclosure alternatives:
■    Short sale - The borrower sells the property for less than the total amount owed under the terms of the loan. A short sale is preferable for a borrower because we provide limited relief to the borrower from repaying the entire amount owed on the loan. A short sale allows us to avoid the costs we would otherwise incur to complete the foreclosure and subsequently sell the property.
■    Deed in lieu of foreclosure - The borrower voluntarily agrees to transfer title of the property to us without going through formal foreclosure proceedings.
When we are unable to successfully execute a loan workout and the loan remains delinquent, we may ultimately pursue foreclosure. In a foreclosure, we may acquire the underlying property and later sell it, using the proceeds of the sale to reduce our losses. For additional information on our loss mitigation and foreclosure activities, see MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk and Note 4.
Investing Activities

We primarily use our Single-Family mortgage-related investments portfolio to provide liquidity to the mortgage market by purchasing loans for our securitization pipeline and by purchasing delinquent and modified loans from securitization trusts. We also invest in agency mortgage-related securities. We manage the portfolio's risk-versus-return profile using our internal economic framework and make risk and capital management decisions intended to execute our business strategy and be responsive to market conditions. For additional information on our mortgage-related investments portfolio, see MD&A - Our Portfolios - Investments Portfolio - Mortgage-Related Investments Portfolio.
We may use our Single-Family mortgage-related investments portfolio to undertake various activities to support our presence in the agency securities market or to support the liquidity of our securities, including their price performance relative to comparable Fannie Mae securities. Depending upon market conditions, there may be substantial variability in any period in the total amount of securities we purchase or sell. The purchase or sale of agency securities could, at times, adversely affect the price performance of our securities relative to comparable Fannie Mae securities. We may incur costs to support our presence in the agency securities market and to support the liquidity and price performance of our securities. For additional information, see Risk Factors - Market Risks - A significant decline in the price performance of, or demand for, our UMBS could have an adverse effect on the volume and/or profitability of our Single-Family business activity. For additional information on the limits on the mortgage-related investments portfolio established by the Purchase Agreement and by FHFA, see MD&A - Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness. In addition, we may forgo investment opportunities for a variety of reasons, including the limit on the size of our mortgage-related investments portfolio or the risk that an accounting treatment may create earnings variability.
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

FREDDIE MAC | 2023 Form 10-K	33

Management's Discussion and Analysis	Our Business Segments | Single-Family
Customers

Our Single-Family customers are investors in our mortgage-related securities, CRT offerings, and other debt securities, including banks and other depository institutions, insurance companies, money managers, central banks, pension funds, state and local governments, REITs, non-depository institutions, and brokers and dealers. We also maintain relationships with dealers in our guaranteed mortgage-related securities and other debt securities. Our unsecured other debt securities and structured mortgage-related securities are initially purchased by dealers and redistributed to their customers. Our Single-Family customers also include institutions that originate, sell, and perform the ongoing servicing of loans for new or existing homeowners. These companies include mortgage banking companies, commercial banks, regional banks, community banks, credit unions, HFAs, savings institutions, and non-depository institutions. Many of these companies are both sellers and servicers for us.
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
We acquire a significant portion of our loans from several lenders that are among the largest originators in the U.S. In addition, a significant portion of our single-family loans is serviced by several large servicers. The following charts show the concentration of our 2023 Single-Family purchase volume by our largest sellers and our Single-Family loan servicing by our largest servicers as of December 31, 2023. Any seller or servicer with a 10% or greater share is listed separately.
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

FREDDIE MAC | 2023 Form 10-K	34

Management's Discussion and Analysis	Our Business Segments | Single-Family
For additional information about seller and servicer concentration risk and our relationships with our seller and servicer customers, see MD&A - Risk Management - Counterparty Credit Risk - Sellers and Servicers and Note 15.
Competition

Our principal competitors in Single-Family business are Fannie Mae and FHA/VA (with Ginnie Mae securitization). Other institutions, such as commercial and investment banks, dealers, savings institutions, REITs, supranationals (international institutions that provide development financing for member countries), insurance companies, the Federal Farm Credit Banks, the FHLBs, and independent mortgage companies, also compete with us by retaining or securitizing loans that would otherwise be eligible for purchase by us.
We operate in a competitive market by varying our pricing for different customers, loan products, and underwriting characteristics. We seek to maintain a broad mix of loan quality for the loans we purchase. However, sellers may elect to retain loans with better credit characteristics. A seller's decision to retain these loans, or its decision concerning the loans it sells to Freddie Mac based on the credit standards and pricing policies of other secondary market participants, could result in Freddie Mac purchasing loans with a more adverse credit profile.
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

FREDDIE MAC | 2023 Form 10-K	35

Management's Discussion and Analysis	Our Business Segments | Single-Family
Business Results

The charts, tables, and related discussion below present the business results of our Single-Family segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose and Average Estimated Guarantee Fee Rate(1) on New Acquisitions
(UPB in billions)

56
51
49
$1,220
$790
$430
$541
$201
$340
$300
$35
$265
2021
2022
2023
Home purchase
Refinance
Average estimated guarantee fee rate on new acquisitions (bps)

(1)Estimated guarantee fee rate calculation excludes the legislated guarantee fees and includes deferred fees recognized over the estimated life of the related loans.
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)

$288,000
$300,000
$314,000
4,236
2,858
1,378
1,803
764
1,039
955
149
806
2021
2022
2023
Home purchase borrowers
Refinance borrowers
Average loan UPB of new acquisitions

■    As a key player in the secondary mortgage market, we maintain a consistent market presence by providing lenders with a constant source of liquidity for conforming loan products. Our loan purchase and guarantee activity slowed in 2023 compared to 2022 due to higher mortgage interest rates.
■    The average loan size of new acquisitions increased in 2023 compared to 2022 due to a higher conforming loan limit and house price appreciation in recent periods.
■    The average estimated guarantee fee rate on new acquisitions consists of the contractual guarantee fee rate and deferred fee income, including the expected gains (losses) from buy-up and buy-down fees, recognized over the estimated life of the related loans using our expectations of prepayments and other liquidations. The average estimated guarantee fee rate on new acquisitions increased in 2023 compared to 2022 primarily due to higher contractual guarantee fees.

FREDDIE MAC | 2023 Form 10-K	36

Management's Discussion and Analysis	Our Business Segments | Single-Family
■    We continued working to improve equitable access to affordable and sustainable housing. For example, our Home Possible® and Home One® initiatives offer down payment options as low as 3% and are designed to help qualified borrowers with limited savings buy a home. We purchased approximately 132,000 loans under these initiatives in 2023. Our Refi Possible® initiative provides more flexibility to help low- and moderate-income borrowers refinance their existing mortgages and lower their monthly payments. We also continue to implement programs that support responsibly broadening access to affordable housing by:
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
While we are responsibly expanding our programs and outreach capabilities to better serve low- and moderate-income borrowers and underserved markets, these loans may result in increased credit risk. Expanding access to affordable housing will continue to be a top priority in 2024. See MD&A - Regulation and Supervision - Federal Housing Finance Agency - Duty to Serve Underserved Markets Plan for additional information.
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Estimated Guarantee Fee Rate(1) on Mortgage Portfolio as of December 31,
(UPB in billions)
(1)Estimated guarantee fee rate is calculated as of acquisition and includes deferred fees recognized over the estimated life of the related loans. Estimated guarantee fee rate calculation excludes the legislated guarantee fees and certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $41 billion as of December 31,2023.

Single-Family Mortgage Loans as of December 31,

(Loan count in millions)
■    The Single-Family mortgage portfolio was $3.0 trillion at December 31, 2023, up 2%, year-over-year, as portfolio growth has moderated in recent periods due to the slowdown in new business activity as both home purchase and refinance activity slowed due to higher mortgage interest rates.

FREDDIE MAC | 2023 Form 10-K	37

Management's Discussion and Analysis	Our Business Segments | Single-Family

Credit Enhancements

We obtain credit enhancements on a portion of our Single-Family mortgage portfolio to reduce the risk of future losses to us when borrowers default. The charts below provide the UPB of the mortgage loans acquired during the periods presented that were covered by primary mortgage insurance, the UPB of the mortgage loans covered by CRT transactions issued during the periods presented, and maximum coverage related to these credit enhancements. The primary mortgage insurance and CRT activities presented in these charts are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and CRT transactions.
New Acquisitions Covered by Primary Mortgage Insurance
(In billions)

New CRT Issuance
(In billions)

■    The UPB of mortgage loans acquired in 2023 that were covered by primary mortgage insurance decreased compared to 2022 due to a decrease in loan acquisition activity.
■    The UPB of mortgage loans covered by CRT transactions and related maximum coverage issued in 2023 decreased compared to 2022 due to a decrease in loan acquisition activity in recent periods and changes in business strategy and market conditions. Our CRT issuance activity can be affected by a number of factors, including current market conditions, the volume and characteristics of newly acquired loans, our risk appetite, the cost of CRT transactions, and FHFA guidance.
See MD&A – Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our credit enhancements.

FREDDIE MAC | 2023 Form 10-K	38

Management's Discussion and Analysis	Our Business Segments | Single-Family

Financial Results

The table below presents the results of operations for our Single-Family segment. See Note 14 for additional information about segment financial results.
Table 12 - Single-Family Segment Financial Results

				Year Over Year Change
	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
(Dollars in millions)	2023	2022	2021	$	%	$	%
Net interest income	$17,657	$17,067	$16,273	$590	3%	$794	5%
Non-interest income	610	1,684	954	(1,074)	(64)	730	77
Net revenues	18,267	18,751	17,227	(484)	(3)	1,524	9
(Provision) benefit for credit losses	1,172	(1,772)	919	2,944	166	(2,691)	(293)
Non-interest expense	(8,118)	(7,148)	(7,075)	(970)	(14)	(73)	(1)
Income before income tax expense	11,321	9,831	11,071	1,490	15	(1,240)	(11)
Income tax expense	(2,282)	(1,929)	(2,251)	(353)	(18)	322	14
Net income	9,039	7,902	8,820	1,137	14	(918)	(10)
Other comprehensive income (loss), net of taxes and reclassification adjustments	10	(24)	(379)	34	142	355	94
Comprehensive income	$9,049	$7,878	$8,441	$1,171	15%	($563)	(7)%
Key Drivers:
■    2023 vs. 2022
●    Net income of $9.0 billion, up 14% year-over-year.
–Net revenues were $18.3 billion, down 3% year-over-year.
◦Net interest income was $17.7 billion, up 3% year-over-year, primarily driven by higher investments net interest income as a result of higher short-term interest rates, partially offset by lower deferred fee income due to slower mortgage prepayment activity.
◦Non-interest income was $0.6 billion, down 64% year-over-year, as the prior year period included spread-related gains on commitments to hedge the securitization pipeline that did not recur in 2023.
–Benefit for credit losses was $1.2 billion for 2023, primarily driven by a credit reserve release due to improvements in house prices. The provision for credit losses was $1.8 billion for 2022, primarily driven by a credit reserve build due to deterioration in house prices.
–Non-interest expense was $8.1 billion for 2023, up 14% year-over-year, primarily driven by higher credit enhancement expense due to a higher volume of outstanding cumulative CRT transactions and higher losses on STACR Trust note repurchases, a decrease in credit enhancement recoveries due to a decline in expected credit losses on covered loans, and an allocation of $250 million for the accrual of an adverse judgment at trial.
■    2022 vs. 2021
●    Net income of $7.9 billion, down 10% year-over-year.
–Net revenues were $18.8 billion, up 9% year-over-year. Net interest income was $17.1 billion, up 5% year-over-year, as continued mortgage portfolio growth and higher average portfolio guarantee fee rates were partially offset by lower deferred fee income due to slower prepayments as a result of higher mortgage interest rates. Non-interest income was $1.7 billion, up 77% year-over-year, primarily driven by spread-related gains on commitments to hedge the securitization pipeline in 2022.
–Provision for credit losses was $1.8 billion for 2022, compared to a benefit for credit losses of $0.9 billion for 2021. The increase in provision for credit losses was primarily driven by a credit reserve build due to deterioration in house prices.

FREDDIE MAC | 2023 Form 10-K	39

Management's Discussion and Analysis	Our Business Segments | Multifamily
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
Our primary business model is to acquire loans that lenders originate and then securitize those loans into mortgage-related securities that transfer interest-rate and liquidity risk to investors and can be sold in the capital markets. We guarantee some or all of the issued mortgage-related securities in exchange for guarantee fees. In transactions where we guarantee all issued securities, we typically consolidate the securitization trusts. Therefore, we recognize the loans held by the trusts and the debt securities that the trusts issue on our balance sheet. We also recognize the guarantee fees we receive as net interest income. In senior subordinate securitization transactions, we typically do not consolidate the securitization trusts. Therefore, we account for these securitizations as sales of the underlying loans and recognize the guarantee fees we receive as guarantee income. To reduce our exposure under our guarantees, we transfer mortgage credit risk to third-party investors, either through the issuance of subordinate securities as part of the securitization transaction or by entering into a freestanding CRT transaction. The returns we generate from our business activities are primarily derived from (1) the net interest income we earn on the loans held on our balance sheet, (2) the ongoing guarantee fees we receive in exchange for providing our guarantee on the issued mortgage-related securities, and (3) the gains on sale of mortgage loans, net of interest-rate risk management activities, from our senior subordinate securitization transactions. We evaluate these factors collectively to assess the profitability of any given transaction.
Products and Activities

Our Multifamily business primarily consists of activities related to providing market liquidity by purchasing and securitizing mortgage loans and issuing guaranteed mortgage-related securities, transferring credit risk, and investing in mortgage-related and other investments. Certain of our products have been designed to support increased access to and preservation of affordable housing, particularly in underserved markets.
Loan Purchase, Securitization, and Guarantee Activities

Loan Purchase
Our Optigo network allows lenders to offer borrowers a variety of loan products for the acquisition, refinance, and/or rehabilitation of multifamily properties. While our Optigo lenders originate the loans that we purchase, we use a prior-approval underwriting approach. Under this approach, we maintain credit discipline by completing our own underwriting, credit review, and legal review for each loan prior to issuing a loan purchase commitment, including reviewing third-party appraisals, performing cash flow analysis, and evaluating a borrower's ability to exit at maturity. This helps us maintain credit discipline throughout the process. Additionally, to protect against prepayments, most multifamily mortgage loans impose prepayment charges, such as a yield maintenance fee.
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

FREDDIE MAC | 2023 Form 10-K	40

Management's Discussion and Analysis	Our Business Segments | Multifamily
■    Small balance loans - Financing provided to small rental property borrowers for the acquisition or refinance of multifamily properties. Financing ranges from $1 million to $7.5 million and is focused on affordable or workforce housing properties from 5 to 50 units.
The amount and type of multifamily loans that we purchase are influenced by the Multifamily loan purchase cap and the Multifamily Affordable Housing goals established by FHFA. In November 2023, FHFA announced that the 2024 Multifamily loan purchase cap will be $70 billion, down from $75 billion in 2023. The purchase cap is subject to reassessment throughout the year by FHFA to determine whether an increase in the cap is appropriate based on a stronger than expected overall market. For additional information on Multifamily's loan purchase cap, see MD&A - Conservatorship and Related Matters and for information on the Multifamily Affordable Housing goals, see MD&A - Regulation and Supervision.
Our process for purchasing multifamily loans generally begins with a loan purchase commitment. Prior to issuing a commitment to purchase a multifamily loan, we negotiate with the lender and quote the specific economic terms and conditions of our commitment, including the loan's purchase price, index, and mortgage spread. Decisions related to the commitment price and/or mortgage spread are generally influenced by our current business strategy, the type of loan that we acquire (i.e., the loan product and whether it qualifies as mission-driven), the amount available under the loan purchase cap, current securitization spreads, and changing market conditions. We may offer pricing for a loan that furthers certain elements of our mission and/or supports our affordable housing goals that results in lower profitability as compared to the pricing we offer generally. We also offer borrowers an option to lock the Treasury index component of their fixed rate loans anytime during the quote or underwriting process. This option enables borrowers, through our lenders, to lock the most volatile part of their coupon, thereby providing an enhanced level of risk mitigation against their interest-rate volatility. The index lock period offered for most loans is 60 days and is generally followed by a loan purchase commitment.
At the time we commit to purchase a multifamily loan, we preliminarily determine our intent with respect to that loan. For commitments to purchase fixed-rate loans that we intend to sell (i.e., held-for-sale commitments), we generally elect the fair value option and therefore recognize and measure these commitments at fair value in our consolidated financial statements. We do not elect the fair value option for held-for-sale commitments to purchase floating-rate loans or loans that we intend to hold for the foreseeable future, including loans that we intend to securitize using trusts that we consolidate. As a result, we recognize a fair value gain based on the price we would receive to sell the mortgage loans in a typical securitization transaction at the commitment date for commitments we measure at fair value and generally at the time of securitization for held-for-sale loans where we do not elect the fair value option. Similarly, we recognize changes in fair value subsequent to the commitment date in earnings as they occur for commitments and loans we measure at fair value and at the time of securitization for held-for-sale loans where we do not elect the fair value option. We do not recognize gains or losses at the time of securitization for loans or commitments that we classify as held-for-investment, including loans that we intend to securitize using trusts that we consolidate.
Our multifamily commitments and loans are subject to changes in fair value due to changes in interest-rates and changes in spreads. We enter into interest-rate risk management derivatives to manage our interest-rate exposures from multifamily commitments and loans prior to securitization, including index lock agreements. As a result of our interest-rate risk management activities, we have minimal exposure to earnings variability from changes in interest rates. However, index lock agreements create interest-rate-related earnings variability as we economically hedge the interest-rate risk created by the index lock agreement prior to entering into an offsetting loan purchase commitment. This exposure is typically fully offset when we enter into the associated loan purchase commitment and elect to measure the commitment at fair value, as the fair value of the commitment reflects changes in the index rate that have occurred since we entered into the index lock agreement. As our ability to manage spread risk is more limited than our ability to manage interest rate risk, we have exposure to earnings variability due to changes in spreads. We enter into certain transactions to manage this exposure, including the following:
■    WI K-Deal Certificates - We forward sell a K Certificate that will be issued in the future to a WI K-Deal trust at a fixed price, thereby reducing our exposure to future changes in interest rates and K Certificate spreads.
■    Spread-related derivatives - We purchase or enter into certain spread-related derivatives including the purchase of swaptions on credit indices providing some protection against significant adverse movements in spreads.
Securitization Products
We securitize substantially all of the loans we purchase after a short holding period as we aggregate sufficient loans with similar terms and risk characteristics. Loans awaiting securitization are generally referred to as being in our securitization pipeline. We offer two main types of securitization products: K Certificates, which typically involve the issuance of subordinate securities that transfer credit risk to third-party investors, and Multifamily PCs, which are fully guaranteed securities where we retain the credit risk of the underlying mortgage loans. The securitization structure selected is generally designed to achieve an appropriate economic return, which may vary based on the characteristics of the underlying loans, the type of securitization product, and the level of subordination. We have increased the issuance of securitization products focused on addressing affordable housing challenges and supporting broader environmental, social, and sustainability goals. We may accept lower economic returns for securitizations that further certain elements of our mission and/or support our affordable housing goals while operating in a safe and sound manner.

FREDDIE MAC | 2023 Form 10-K	41

Management's Discussion and Analysis	Our Business Segments | Multifamily
K Certificates
In a typical K Certificate securitization, we transfer the interest-rate risk, liquidity risk, and a portion of the credit risk of the underlying collateral to third-party investors. The structures of these transactions typically involve the issuance of senior and subordinate securities that represent undivided beneficial interests in trusts that hold pools of multifamily loans that we previously purchased. In a typical K Certificate, we sell multifamily loans to a non-Freddie Mac securitization trust that issues senior and subordinate securities and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. We do not issue or guarantee the subordinate securities.
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
Our K Certificate product offers investors a variety of structural and collateral options that provide for stable cash flows and a structured credit enhancement. The volume and type of our K Certificate securitizations are generally influenced by the product mix and size of our held-for-sale securitization pipeline, along with market demand for multifamily securities. While the amount of guarantee fees we receive may vary by collateral type and deal structure, it is generally fixed for those K Certificate series that we issue with regular frequency (e.g., 5-, 7- and 10-year fixed-rate K Certificates and floating rate K Certificates).
The diagram below shows a typical K Certificate transaction.

K Certificate Transactions

Lenders
Mortgage
Cash
Freddie Mac
Mortgage
Cash
Guarantee
Cash
(Guarantee Fee)
Guarantee
Non-
Freddie Mac
Trust
Guaranteed
Bonds
(Senior)
Cash
Freddie Mac
Trust
Unguaranteed
bonds (subordinate)
Cash
Guaranteed
K Certificates
Cash
Investors

Beginning in 2023, we expanded our K Certificate product offerings to include a fully-guaranteed K Certificate transaction. This product retains most of the same collateral and bond features that are present in K Certificates with subordination. While we initially retain the credit risk of the mortgage pool, we expect to subsequently transfer a portion using other CRT products such as MCIP and SCR Trust notes.
We consolidate the securitization trusts used in our fully-guaranteed K Certificate transactions and therefore do not account for these securitizations as sales of the underlying loans.
Multifamily PCs
Multifamily PCs are our primary fully guaranteed securitization product. In a Multifamily PC securitization, we retain the credit risk of the underlying mortgage loans by guaranteeing the principal and interest payments of the issued securities while transferring the interest-rate and liquidity risks of those loans to the PC investors. Multifamily PCs are fully guaranteed pass-

FREDDIE MAC | 2023 Form 10-K	42

Management's Discussion and Analysis	Our Business Segments | Multifamily
through securities with a 55-day payment delay that are collateralized by a single underlying mortgage loan. In exchange for providing our guarantee, we receive an ongoing guarantee fee that is designed to be commensurate with the risks assumed and that will, over the long-term, provide us with guarantee net interest income that is expected to exceed the credit, administrative, and implied capital costs of the underlying loans. We consolidate the securitization trusts used in these transactions and therefore do not account for Multifamily PC securitizations as sales of the underlying loans. As a result, we classify loans that we intend to securitize in Multifamily PC transactions as held-for-investment. We often enter into CRT transactions to reduce our credit risk exposure to Multifamily PCs.
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
Credit Enhancement Activities

We primarily transfer credit risk to third parties through subordination, which is created through our securitization products described above. In addition to subordination, we enter into other types of CRT transactions to transfer to third parties a portion of the credit risk of certain loans that are not covered by subordination. In determining the nature and extent of our credit enhancement activities, we consider a number of factors, including the degree of regulatory capital relief provided by a transaction, our risk appetite, the cost of CRT transactions, and our internal view of future multifamily market conditions.
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

FREDDIE MAC | 2023 Form 10-K	43

Management's Discussion and Analysis	Our Business Segments | Multifamily
securities. Through our ownership of the securities, we are exposed to the market risk on the loans underlying our securitizations. We also invest in certain non-mortgage investments, including LIHTC partnerships and other secured lending activities. Our current investment in the LIHTC market is limited to $850 million annually, which FHFA has increased to $1 billion annually in 2024. Our ongoing investment in LIHTC partnerships helps to support and preserve the supply of affordable housing.
For additional information, see Risk Factors - Market Risks - The profitability of our Multifamily business could be adversely affected by market competition and/or decreased investor demand for our K Certificates, Multifamily PCs, and other securities.
Customers

Our Multifamily customers include both investors in our securitization products and other CRT products, as well as financial institutions that originate and sell multifamily mortgage loans to us. Investors include banks and other financial institutions, insurance companies, money managers, hedge funds, pension funds, state and local governments, and broker dealers. Our multifamily loan purchases are generally sourced through our Optigo network of approved lenders, which are primarily non-bank real estate finance companies and banks. Many of these lenders are both sellers and servicers to us.
The following charts show the concentration of our 2023 Multifamily new business activity by our largest sellers and loan servicing by our largest servicers as of December 31, 2023. Any seller or servicer with a 10% or greater share is listed separately.
Percentage of New Business Activity

(Based on UPB of $48 billion)

14%
10%
10%
40%
26%
Berkadia Commercial Mortgage LLC
CBRE Capital Markets, Inc.
Walker & Dunlop, LLC
Other top 10 sellers
All other sellers

Percentage of Servicing Volume(1)

(Based on UPB of $441 billion)

22%
15%
14%
11%
38%
Berkadia Commercial Mortgage LLC
CBRE Capital Markets, Inc.
JLL Real Estate Capital, LLC
Other top 10 servicers
All other servicers

(1) Percentage of servicing volume is based on the total multifamily mortgage portfolio.
Competition

We compete on the basis of price, service, and products, including our use of certain securitization structures. When evaluating new business and/or CRT opportunities, we consider a number of factors, including expected profitability, our risk limits, the Multifamily loan purchase cap, and the affordable housing goals established by FHFA. Our principal competitors in the multifamily mortgage market are Fannie Mae, FHA, commercial and investment banks, CMBS conduits, savings institutions, debt funds, and life insurance companies.

FREDDIE MAC | 2023 Form 10-K	44

Management's Discussion and Analysis	Our Business Segments | Multifamily
Business Results

The graphs, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity
(In billions)
Total Number of Units Financed (1)
(In thousands)
(1) Includes rental units financed by supplemental loans.

■    Our new business activity was $48.3 billion in 2023, down 34% compared to 2022, as higher mortgage interest rates have reduced demand for multifamily financing. Approximately 66% of this activity in 2023, based on UPB, was mission-driven, affordable housing, exceeding FHFA's minimum requirement of 50%.
■    Our index lock agreements and outstanding commitments to purchase or guarantee multifamily assets were $16.3 billion and $14.8 billion as of December 31, 2023 and December 31, 2022, respectively.

FREDDIE MAC | 2023 Form 10-K	45

Management's Discussion and Analysis	Our Business Segments | Multifamily
Multifamily Mortgage Portfolio and Guarantee Exposure

Mortgage Portfolio as of December 31,
(In billions)
Guarantee Exposure as of December 31,
(In billions)
■    Our Multifamily mortgage portfolio was $441 billion as of December 31, 2023, up 3% compared to December 31, 2022, as portfolio growth moderated in 2023 due to the slowdown in new business activity.
■    As of December 31, 2023, 80% of the loan UPB in our Multifamily mortgage portfolio was fixed-rate, while the remaining 20% was floating rate.
■    The UPB of our guarantee exposure was $379 billion as of December 31, 2023, up 5% compared to December 31, 2022, as new mortgage-related security guarantees outpaced paydowns. Our guarantee exposure includes guaranteed mortgage related securities that are consolidated on our balance sheet where income from guarantee fees is recognized in net interest income.
■    The average guarantee fee rate on our guarantee exposures increased as of December 31, 2023 compared to December 31, 2022, primarily due to the issuance of more fully-guaranteed securitization transactions with higher guarantee fee rates. The average remaining guarantee term was seven years and eight years as of December 31, 2023 and December 31, 2022, respectively. The profitability of our guarantee activities may vary and will depend on the actual performance of the underlying collateral that we have guaranteed.
■    In addition to our Multifamily mortgage portfolio, we have investments in LIHTC fund partnerships with carrying values totaling $3.5 billion and $2.8 billion as of December 31, 2023 and December 31, 2022, respectively.

FREDDIE MAC | 2023 Form 10-K	46

Management's Discussion and Analysis	Our Business Segments | Multifamily
Credit Enhancement Activities

UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)

■    We have cumulatively transferred a substantial amount of the expected and stressed credit risk on the Multifamily mortgage portfolio, primarily through subordination in our securitizations, as of December 31, 2023. In addition, our securitization activities shifted interest-rate and liquidity risk associated with the underlying collateral away from Freddie Mac to third-party investors.
■    The UPB and the maximum coverage amount of CRT transactions decreased in 2023 compared to 2022 due to lower new business activity.
We evaluate and update our risk transfer strategy as needed depending on our business strategy, market conditions, and regulatory requirements. See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on risk transfer transactions and credit enhancements on our Multifamily mortgage portfolio.

FREDDIE MAC | 2023 Form 10-K	47

Management's Discussion and Analysis	Our Business Segments | Multifamily
Financial Results

The table below presents the results of operations for our Multifamily segment. See Note 14 for additional information about segment financial results.
Table 13 - Multifamily Segment Financial Results

				Year-Over-Year Change
	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
(Dollars in millions)	2023	2022	2021	$	%	$	%
Net interest income	$885	$938	$1,307	($53)	(6)%	($369)	(28)%
Non-interest income	2,077	1,575	3,417	502	32	(1,842)	(54)
Net revenues	2,962	2,513	4,724	449	18	(2,211)	(47)
(Provision) benefit for credit losses	(300)	(69)	122	(231)	(335)	(191)	(157)
Non-interest expense	(784)	(671)	(718)	(113)	(17)	47	7
Income before income tax expense	1,878	1,773	4,128	105	6	(2,355)	(57)
Income tax expense	(379)	(348)	(839)	(31)	(9)	491	59
Net income	1,499	1,425	3,289	74	5	(1,864)	(57)
Other comprehensive income (loss), net of taxes and reclassification adjustments	156	(318)	(110)	474	149	(208)	(189)
Comprehensive income	$1,655	$1,107	$3,179	$548	50%	($2,072)	(65)%
Key Drivers:
■    2023 vs. 2022
●    Net income of $1.5 billion, up 5% year-over-year.
–Net revenues were $3.0 billion, up 18% year-over-year.
◦Net interest income was $0.9 billion, down 6% year-over-year, primarily due to lower prepayment income driven by higher mortgage interest rates, partially offset by higher net interest income from mortgage loans.
◦Non-interest income was $2.1 billion, up 32% year-over-year, primarily driven by lower fair value losses on our guarantee assets, net of the related interest-rate risk management activities. During 2Q 2022, we updated our funds transfer pricing methodologies to allocate gains and losses on derivative instruments to Multifamily to offset interest rate-related changes in fair value on our guarantee assets.
–Provision for credit losses was $0.3 billion, driven by a credit reserve build due to increased uncertainty in forecasted economic and multifamily market conditions as well as deterioration in overall loan performance.
–Non-interest expense was $0.8 billion, up 17% year-over-year, primarily driven by an allocation of $63 million for the accrual for an adverse judgment at trial.

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

FREDDIE MAC | 2023 Form 10-K	48

Management's Discussion and Analysis	Risk Management
RISK MANAGEMENT
Overview
To achieve our mission of providing liquidity, stability, and affordability to the U.S. housing market, we take risks as an integral part of our business activities. Risk is the possibility that events will occur that adversely impact our financial strength, safe and sound operations, and ability to achieve our mission, strategic, and business objectives. Risk can manifest itself in many ways and the responsibility for risk management resides at all levels of the company. We seek to take risks in a safe and sound, well-controlled manner to earn acceptable risk-adjusted returns on a corporate-wide, divisional, and, where applicable, transaction basis. Our goal is to maintain an effective risk culture where employees are risk aware, collaborative, transparent, and individually accountable for their decisions, and to conduct business in an effective, legal, and ethical manner.
We utilize a risk taxonomy to define, classify, and report risks that we face in operating our business. These risks have the potential to adversely affect our current or projected financial and operational resilience. Risks are classified into the following categories:
■    Credit Risk;
■    Market Risk;
■    Liquidity Risk;
■    Operational Risk;
■    Compliance Risk;
■    Legal Risk;
■    Strategic Risk; and
■    Reputation Risk.
These risks are factored into our business decisions, as appropriate. For additional discussion of these and other risks facing our business, see Risk Factors. See MD&A - Liquidity and Capital Resources for a discussion of liquidity risk.
Enterprise Risk Framework

The Risk Framework defines how we manage risk to achieve our mission, strategic, and business objectives. By serving as the basis for managing risk in a consistent, effective, and efficient manner, the Risk Framework supports our financial strength and safe and sound operations through a range of stressful conditions. The Risk Framework is implemented through the ERM Program, which consists of our enterprise-wide risk management practices and processes.
The Risk Framework includes the following components:
■    Risk Culture - Risk culture is the set of corporate values, competencies, and behaviors related to risk taking and risk management at Freddie Mac. Management supports an effective risk culture by establishing clear risk objectives, assigning accountability, and setting a tone at the top so that employees feel empowered to challenge business decisions without fear of negative consequences. An effective risk culture promotes an environment where employees who take, accept, and manage risks for the company are risk aware, collaborative, and transparent.
■    Risk Governance - Risk governance is the set of corporate requirements and processes that must be followed to make and implement risk decisions across the company. Effective risk governance establishes a reporting and escalation path for risks and issues across the company. Freddie Mac’s risk governance structure provides forums for transparent communication of risks and issues, as well as risk management and control activities. Risk governance is established through:
●    Risk Authority - Authority to take or accept risk is vested in an individual employee. Individual business or functional risk officers may be assigned risk authority for specific risk areas and functions, as appropriate.
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
■    Risk Appetite - Risk appetite is the level of risk, both in aggregate and by risk type, within the company's risk capacity (the maximum amount of risk the enterprise can absorb before breaching capital, liquidity, and other constraints) that the Board of Directors and management are willing to assume to achieve the company's strategic goals. The risk appetite is integrated and aligned with the company's strategic plan, consolidated business plan, and divisional business plans. The risk appetite consists of qualitative risk appetite statements and quantitative metrics with limits, and it is approved by the Board of Directors. FHFA as Conservator then approves the quantitative metrics with limits.

FREDDIE MAC | 2023 Form 10-K	49

Management's Discussion and Analysis	Risk Management
■    Risk Identification, Assessment, Control, and Monitoring Processes - Our ERM Program supports risk management through enterprise-wide practices and processes designed to identify, assess, control, monitor, and report on all risks, including material and emerging risks.
■    Risk Profile - Risk profile is a point-in-time assessment of risks aggregated within and across each risk category using methodologies consistent with the company's risk appetite. The Risk Framework requires accurate and timely reporting needed to manage risks. Regular reporting is provided to senior management and to the Board of Directors, or appropriate Board committees, at an aggregate level to provide a comprehensive view of the company's risk position. Risk profile reporting includes adherence to management thresholds and established Board limits and potential or actual breaches; material and emerging risks; significant issues and their remediation status; and stress testing and scenario analysis.
FHFA continues to increase supervisory expectations related to how risk is managed and overseen by management and the Board of Directors, and specifically the role of ERM to provide independent risk oversight and effective challenge. As a result, we must continue to invest in our risk management practices to meet these expectations.
Enterprise Risk Governance Structure

We manage risk using a three lines model and our risk governance structure includes enterprise-wide oversight by the Board of Directors and its committees, the CRO, and senior management. Only legal risk is managed outside of the three lines model.
The information and diagram below present the responsibilities associated with the three lines model and risk governance structure. The risk governance structure also includes division risk committees to actively discuss and monitor division-specific risk profiles, risk decisions, and risk appetite metrics, limits and thresholds, and risk type committees to oversee certain enterprise-wide risks.
For additional information on the role of the Board of Directors and its committees, see Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board of Directors and Board Committee Information.

FREDDIE MAC | 2023 Form 10-K	50

Management's Discussion and Analysis	Risk Management

Board

Board of Directors

- Provides enterprise-wide risk oversight, including through its committees
- Approves the Enterprise Risk Policy, which establishes the enterprise risk management program and risk framework
- Approves the Strategic Plan and the annual Consolidated Business Plan and Divisional Business Plans (collectively, the Annual Business Plan)
- Approves the enterprise risk appetite, which must be aligned with the Strategic Plan and the Annual Business Plan, subject to FHFA (as Conservator) approval

Risk Committee

- Reviews and recommends the Enterprise Risk Policy and the enterprise risk appetite to the Board of Directors for approval
- Assists the Board in the oversight of our enterprise risk framework and adherence to the Board-approved risk appetite
- Reviews significant enterprise risk exposures, emerging risks, and risk management strategies
- Reviews changes to business practices or new business initiatives that may significantly impact the enterprise risk profile, the achievement of Freddie Mac's business strategy, or the ability to operate within the Board-approved risk appetite

Operations & Technology Committee

- Oversees Freddie Mac's information, operations and technology strategies and planning, and the implementation of technology initiatives critical to Freddie Mac's achievement of its mission, strategy, and business objectives
- Oversees, in conjunction with the Risk Committee of the Board, Freddie Mac's management of information (including cybersecurity), technology, operational resiliency, and enterprise third-party governance risk
- Reviews and recommends to the Board for approval the annual EO&T business plan, including relevant performance indicators, and evaluates EO&T against the plan
- Monitors and evaluates trends in technology that may affect Freddie Mac's strategy and business objectives

Mission & Housing Sustainability Committee

- Oversees the development, planning, implementation, performance, and execution of Freddie Mac's strategies and significant initiatives related to delivering on its mission to promote affordability, equity, and sustainability in housing
- Oversees Freddie Mac's compliance with fair lending laws and regulations
- Reviews initiatives designed to promote the adaptation of housing to be more resilient in the face of climate change or improvements to mitigate housing's climate impacts

Audit Committee

- Oversees the integrity of the company's financial statements and disclosures
- Reviews management's guidelines and policies governing the processes for assessing and managing our risks
- Appoints and oversees the performance of the independent public accountants
- Oversees performance of the Internal Audit Division and the General Auditor
- Reviews with the Chief Compliance Officer our compliance with legal and regulatory requirements

Management

Enterprise Risk Committee

- Established by the CEO and chaired by the CRO, comprising members of senior management
- Monitors the risk profile of each business division and the management of the company's risk exposures consistent with the Enterprise Risk Policy
- Reviews aggregate enterprise-wide risks, including material and emerging risks

First Line

Business Divisions

- Responsible, with support from our Enterprise divisions, for identifying, assessing, controlling, monitoring, and reporting on all risks, including adherence to the established risk appetite and risk policies and standards approved by senior management and/or our Board or Board Committees

Second Line

Enterprise Risk Management

- Designs and implements the enterprise risk management program and risk framework, which includes corporate risk policies and standards and establishing a risk taxonomy, risk appetite, risk limits, and other risk metrics and indicators
- Provides independent oversight of and effective challenge to first line divisions and monitors and independently assesses risks to enable effective enterprise-wide risk management practices
- Responsible for reporting on the enterprise risk profile to senior management, the Board, and the Board Risk Committee, and escalating significant risk issues as appropriate

Compliance

- Responsible for the independent assessment and oversight of ethics and compliance risk across the company
- Advises employees and business divisions on compliance with policies and procedures involving ethical and regulatory matters and consults with the Legal Division on any such regulatory matters or ethical issues that include legal requirements or potential legal liability
- Issues and maintains compliance policies and standards for the enterprise, which are designed to effectively govern, identify, measure, monitor, test, and report compliance risk inherent in our business activities
- Establishes and maintains the enterprise Code of Conduct to promote a culture of ethical business conduct in the workplace and among our third parties

Third Line

Internal Audit

- Responsible for independently evaluating the adequacy and effectiveness of governance, risk management, and control processes,including, but not limited to, the way the first and second lines achieve risk management and control objectives

FREDDIE MAC | 2023 Form 10-K	51

Management's Discussion and Analysis	Risk Management
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
Allowance for Credit Losses

For financial assets measured at amortized cost, we recognize an allowance for credit losses that is deducted from or added to the amortized cost basis of the financial asset to present the net amount expected to be collected on the financial asset on the balance sheet. For Single-Family credit exposures, we estimate the allowance for credit losses for loans on a pooled basis using a discounted cash flow model that evaluates a variety of factors to estimate the cash flows we expect to collect. The discounted cash flow model forecasts cash flows over the loan’s remaining contractual life, adjusted for expectations of prepayments, and using our historical experience, adjusted for current and forecasted economic conditions. These projections require significant management judgment, and we face uncertainties and risks related to the models we use for financial accounting and reporting purposes. For further information on our accounting policies and methods for estimating our allowance for credit losses and related management judgments, see MD&A - Critical Accounting Estimates.
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
In 1Q 2022, we adopted accounting guidance that eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, we no longer measure an allowance for credit losses for TDRs we reasonably expect will occur, and we no longer recognize an incremental allowance for credit losses for the economic concession granted to a borrower experiencing financial difficulty for changes in the timing and amount of contractual cash flows when a loan is restructured. See Note 4 for additional information on the adoption of this accounting guidance.

FREDDIE MAC | 2023 Form 10-K	52

Management's Discussion and Analysis	Risk Management
The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 14 - Allowance for Credit Losses Activity

	December 31, 2023			December 31, 2022			December 31, 2021
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses:
Beginning balance	$7,746	$147	$7,893	$5,440	$78	$5,518	$6,353	$200	$6,553
Provision (benefit) for credit losses	(1,172)	300	(872)	1,772	69	1,841	(919)	(122)	(1,041)
Charge-offs	(643)	—	(643)	(505)	—	(505)	(1,107)	—	(1,107)
Recoveries collected	144	—	144	148	—	148	197	—	197
Net charge-offs	(499)	—	(499)	(357)	—	(357)	(910)	—	(910)
Other(1)	327	—	327	891	—	891	916	—	916
Ending balance	$6,402	$447	$6,849	$7,746	$147	$7,893	$5,440	$78	$5,518

Average loans outstanding during the year(2)	$3,002,523	$50,602	$3,053,125	$2,929,728	$33,054	$2,962,782	$2,597,016	$23,736	$2,620,752
Net charge-offs to average loans outstanding	0.02%	—%	0.02%	0.01%	—%	0.01%	0.04%	—%	0.03%

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$6,057	$326	$6,383	$7,314	$77	$7,391	$4,913	$34	$4,947
Other(3)	345	121	466	432	70	502	527	44	571
Total ending balance	$6,402	$447	$6,849	$7,746	$147	$7,893	$5,440	$78	$5,518
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
(3)Primarily includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
Table 15 - Allowance for Credit Losses Ratios

	December 31, 2023			December 31, 2022
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.20%	0.57%	0.21%	0.25%	0.16%	0.24%
Non-accrual loans to total loans outstanding	0.44	0.11	0.44	0.34	0.09	0.33
Allowance for credit losses to non-accrual loans	45.01	509.38	47.20	72.45	183.33	72.91
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$6,057	$326	$6,383	$7,314	$77	$7,391
Total loans outstanding(2)	3,031,136	57,107	3,088,243	2,981,401	47,094	3,028,495
Non-accrual loans(2)	13,458	64	13,522	10,095	42	10,137
(1)Represents allowance for credit losses on mortgage loans held-for-investment.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
The ratio of allowance for credit losses to non-accrual loans decreased as of December 31, 2023 compared to December 31, 2022, primarily driven by a credit reserve release in Single-Family due to improvements in house prices.
See Note 6 for additional information on our allowance for credit losses and Note 4 for additional information on our non-accrual policy.

FREDDIE MAC | 2023 Form 10-K	53

Management's Discussion and Analysis	Risk Management
The table below shows the contractual principal payments due by specified timeframe for held-for-investment loans outstanding as of the period end.
Table 16 - Principal Amounts Due for Held-for-Investment Loans

	December 31, 2023
(In millions)	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through 15 Years	Due after 15 Years	Total
Single-Family:
Fixed-rate	$92,716	$396,459	$1,073,882	$1,409,478	$2,972,535
Adjustable-rate	694	3,099	9,131	11,050	23,974
Total Single-Family	93,410	399,558	1,083,013	1,420,528	2,996,509
Multifamily:
Fixed-rate	361	12,682	37,170	3,610	53,823
Adjustable-rate	611	2,194	2,575	—	5,380
Total Multifamily	972	14,876	39,745	3,610	59,203
Cost basis and fair value adjustments, net					34,336
Total(1)					$3,090,048
(1)Includes $1.8 billion multifamily held-for-investment loans for which we have elected the fair value option as of December 31, 2023.
Single-Family Mortgage Credit Risk

We manage our exposure to Single-Family mortgage credit risk, which is a type of consumer credit risk, using the following principal strategies:
■    Maintaining prudent eligibility standards and quality control practices and managing seller/servicer performance;
■    Transferring credit risk to third-party investors;
■    Monitoring loan performance and characteristics;
■    Engaging in loss mitigation activities; and
■    Managing foreclosure and REO activities.
Maintaining Prudent Eligibility Standards and Quality Control Practices and Managing Seller/Servicer Performance

We employ multiple strategies to maintain loan quality:
■    Our eligibility requirements are set forth in our underwriting standards, which are published in our Guide and incorporated in Freddie Mac Loan Advisor®. These underwriting standards establish the requirements our sellers apply when originating loans in compliance with representations and warranties to us;
■    Loan quality control practices, including post-closing credit review and the remedy management repurchase process, help to validate that the loan origination process is acceptable to us; and
■    Seller/servicer management, including review of their in-house quality control as well as our loan performance monitoring, helps to maintain quality control for loans sold and/or serviced by third parties.
Underwriting Standards
We use a delegated underwriting process in connection with our acquisition of single-family loans whereby we set eligibility and underwriting standards, and sellers represent and warrant to us that loans they sell to us meet these standards. Our eligibility and underwriting standards are used to assess loans based on a number of characteristics.
We establish limits on the purchase of loans with certain higher risk characteristics. These limits are designed to balance our credit risk exposure while supporting affordable housing in a responsible manner. Our purchase guidelines generally provide for:
■    A maximum original LTV ratio of 97% for creditworthy first-time homebuyers and for a targeted segment of creditworthy borrowers meeting certain AMI requirements under our affordable housing initiatives;
■    A maximum original LTV ratio of 95% for all other home purchase and no cash-out refinance loans; and
■    A maximum original LTV ratio of 80% for cash-out refinance loans.

FREDDIE MAC | 2023 Form 10-K	54

Management's Discussion and Analysis	Risk Management
We implemented certain changes to our underwriting standards during the COVID-19 pandemic, and some of these changes may negatively affect the expected performance of loans purchased during the affected periods. The pandemic may also have strained sellers' ability to handle the historically high volume of refinance mortgages in recent years while maintaining proper quality control, which may further impact the credit quality of the loans we purchased during the affected periods. In addition, the CARES Act required creditors to report to credit bureaus that loans in relief programs, such as forbearance plans, repayment plans, and loan modification programs, are current as long as the loans were current prior to entering into the relief programs and the borrowers remain in compliance with the programs. As a result, our ability to assess credit quality of Single-Family mortgage portfolio and loan acquisitions could be adversely affected as credit scores may not fully reflect the impact of relief programs, offered by us or other creditors, into which borrowers may have entered during the affected periods.
Loan Advisor is our main tool for assessing loan eligibility and documentation. Loan Advisor is a set of software applications and services designed to give lenders access to our view of risk, loan quality, and eligibility during the origination process. As a component of Loan Advisor, Loan Product Advisor® (LPA) helps lenders validate that submitted loans meet our underwriting standards.
Substantially all of the loans we purchase are assessed by Freddie Mac's proprietary underwriting software tools, LPA or Loan Quality Advisor®, prior to purchase, helping validate their compatibility with our risk appetite. Any loans that are not assessed by Freddie Mac’s proprietary underwriting software are manually underwritten by the seller in accordance with Guide requirements.
We offer limited representation and warranty relief for certain loan components that satisfy automated data analytics related to appraisal quality, valuation, borrower assets, borrower income, and certain condominium project requirements. In general, limited representation and warranty relief is offered when information is validated through the use of independent data sources and/or Freddie Mac analytics and risk assessments.
If we discover that the representations or warranties related to a loan were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies may include, but are not limited to, the ability to require the seller or servicer to repurchase the loan at its current UPB, reimburse us for losses realized with respect to the loan after consideration of any other recoveries, and/or indemnify us. Our current remedies framework provides for the categorization of loan origination defects for loans with settlement dates on or after January 1, 2016. Among other items, the framework provides that "significant defects" may result in a repurchase request or a repurchase alternative, such as recourse or indemnification.
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
Solely for the purpose of determining whether the acceptable payment history requirements are met, payments due during the COVID-19-related forbearance period are considered to have been made on time, provided that the mortgage was reported by the servicer as having entered into a COVID-19-related forbearance plan between March 13, 2020 and October 31, 2023 and met certain other criteria as described in our Guide.
An independent dispute resolution process for alleged breaches of selling or servicing representations and warranties on our loans allows for a neutral third party to render a decision on demands that remain unresolved after the existing appeal and escalation processes have been exhausted.
Quality Control Practices
We employ a quality control process to review underwriting documentation and decision-making for compliance with our standards using both statistical random and targeted sampling. Pursuant to Guide requirements, we initiate these sampling reviews to timely identify breaches of representations and warranties. Sellers may appeal our ineligible loan determination.
We also perform quality control reviews on loans that have defaulted and have not obtained representation and warranty relief under the representation and warranty relief framework. These loans are subject to repurchase if a significant breach of our Guide is identified.
Managing Seller/Servicer Performance
We actively monitor seller and servicer performance, including compliance with our standards. We maintain approval standards for our seller/servicers, which include requiring our sellers to maintain an in-house quality control program with written procedures that operates independently of the seller’s underwriting and origination functions. We monitor servicer performance using our Servicer Success Scorecard. In addition, we perform servicing and loan modification quality control reviews on selected servicers through random sampling of delinquent loans and loan modifications.

FREDDIE MAC | 2023 Form 10-K	55

Management's Discussion and Analysis	Risk Management
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
Limits imposed by the Purchase Agreement on our acquisitions of single-family loans with certain LTV, DTI, and credit score characteristics at origination and on our acquisitions of single-family loans secured by second homes or investment properties have been suspended, and will remain suspended until six months after Treasury notifies Freddie Mac that such suspension has been terminated. As of February 14, 2024, we have not received such notification. For additional information, see MD&A - Conservatorship and Related Matters - Limits on our Secondary Market Activities and Single-Family Loan Acquisitions.
Loan Purchase Credit Characteristics
We monitor and evaluate market conditions that could affect the credit quality of our single-family loan purchases. Additionally, when managing our new acquisitions, we consider our risk limits and guidance from FHFA and capital requirements under the ERCF. This may affect the volume and characteristics of our loan acquisitions.
The charts below show the credit profile of the single-family loans we purchased or guaranteed. The average original LTV increased in 2023 compared to 2022 due to the increase in the percentage of loan acquisitions related to home purchases as home purchase loans typically have higher LTV ratios than refinance loans. The percentage of loans with a DTI ratio greater than 45% also increased in 2023 compared to 2022 due to changes in market conditions, such as increasing house prices and higher mortgage interest rates in recent periods, and continued modifications to our underwriting standards.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion).

FREDDIE MAC | 2023 Form 10-K	56

Management's Discussion and Analysis	Risk Management
The table below contains additional information about the single-family loans we purchased or guaranteed.
Table 17 - Single-Family New Business Activity

	Year Ended December 31,
	2023		2022		2021
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year, amortizing fixed-rate	$285,854	95%	$489,698	91%	$1,041,281	86%
15-year or less, amortizing fixed-rate	10,769	4	44,424	8	173,069	14
Adjustable-rate	3,263	1	6,503	1	5,229	—
Total	$299,886	100%	$540,625	100%	$1,219,579	100%

Percentage of purchases
DTI ratio > 45%		27%		17%		11%
Original LTV ratio > 90%		26		19		11
Transaction type:
Guarantor swap		72		74		57
Cash window		28		26		43
Property type:
Detached single-family houses and townhouses		91		92		93
Condominium or co-op		9		8		7
Occupancy type:
Primary residence		92		90		93
Second home		2		3		3
Investment property		6		7		4
Loan purpose:
Purchase		88		63		35
Cash-out refinance		8		25		25
Other refinance		4		12		40

FREDDIE MAC | 2023 Form 10-K	57

Management's Discussion and Analysis	Risk Management
Transferring Credit Risk to Third-Party Investors

Types of Credit Enhancements
The table below contains a summary of the types of credit enhancements we use to transfer credit risk on our single-family loans. See MD&A - Our Business Segments - Single-Family - Products and Activities for additional information on our credit enhancement activities.

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
Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements
The table below provides the UPB of the mortgage loans acquired during the periods presented that were covered by primary mortgage insurance, the UPB of the mortgage loans covered by CRT transactions issued during the periods presented, and maximum coverage related to these newly acquired credit enhancements.
Table 18 - Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements

	Year Ended December 31,
	2023		2022		2021
(In millions)	UPB(1)(2)	Maximum Coverage(3)	UPB(1)(2)	Maximum Coverage(3)	UPB(1)(2)	Maximum Coverage(3)
Primary mortgage insurance	$125,352	$33,032	$163,648	$42,571	$221,502	$56,008

CRT transactions:
STACR	85,693	2,838	325,721	12,720	574,705	11,024
ACIS	28,080	999	225,070	7,611	464,158	7,689
Other	1,046	317	2,617	622	5,979	1,258
Less: UPB with more than one type of CRT	—	—	—	—	(216,386)	—
Total CRT issuance	$114,819	$4,154	$553,408	$20,953	$828,456	$19,971
(1)Represents the UPB of the mortgage assets, reference pool, or securitization trust, as applicable.
(2)The primary mortgage insurance and CRT transactions presented in this table are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and CRT transactions.
(3)For primary mortgage insurance, represents the coverage as of the related loan acquisition. For STACR transactions, represents the balance held by third parties at issuance. For ACIS transactions, represents the aggregate limit of insurance purchased from third parties at issuance.

FREDDIE MAC | 2023 Form 10-K	58

Management's Discussion and Analysis	Risk Management
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 19 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	December 31, 2023
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$637,037	21%	$165,738
STACR	1,175,837	39	31,222
ACIS	821,048	27	17,647
Other	39,901	1	11,027
Less: UPB with multiple credit enhancements and other reconciling items(4)	(813,966)	(27)	—
Single-Family mortgage portfolio - credit-enhanced	1,859,857	61	225,634
Single-Family mortgage portfolio - non-credit-enhanced	1,179,053	39	N/A
Total	$3,038,910	100%	$225,634

	December 31, 2022
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)
Primary mortgage insurance(3)	$609,123	21%	$155,022
STACR	1,188,017	40	35,111
ACIS	938,409	31	19,774
Other	41,572	1	11,105
Less: UPB with multiple credit enhancements and other reconciling items(4)	(945,062)	(32)	—
Single-Family mortgage portfolio - credit-enhanced	1,832,059	61	221,012
Single-Family mortgage portfolio - non-credit-enhanced	1,153,986	39	N/A
Total	$2,986,045	100%	$221,012
(1)Represents the current UPB of the mortgage assets, reference pool, or securitization trust, as applicable.
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
Table 20 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	December 31, 2023		December 31, 2022
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	21%	0.95%	21%	1.05%
CRT and other	55	0.60	56	0.68
Non-credit-enhanced	39	0.42	39	0.57
Total	N/A	0.55	N/A	0.66
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.

FREDDIE MAC | 2023 Form 10-K	59

Management's Discussion and Analysis	Risk Management
The table below provides information on the amount of credit enhancement coverage by year of origination associated with loans in our Single-Family mortgage portfolio.
Table 21 - Credit Enhancement Coverage by Year of Origination

	December 31, 2023		December 31, 2022
(Dollars in millions)	UPB	% of UPB with Credit Enhancement	UPB	% of UPB with Credit Enhancement
Year of Loan Origination
2023	$265,072	42%	N/A	N/A
2022	433,252	67	$438,339	55%
2021	984,004	64	1,054,844	64
2020	719,822	68	776,425	67
2019	119,557	70	131,637	71
2018 and prior	517,203	50	584,800	51
Total	$3,038,910	61	$2,986,045	61
The following table provides information on the characteristics of the loans in our Single-Family mortgage portfolio without credit enhancement.
Table 22 - Single-Family Mortgage Portfolio Without Credit Enhancement(1)

	December 31, 2023		December 31, 2022
(Dollars in millions)	UPB	% of Portfolio	UPB	% of Portfolio
Low original LTV ratio(1)(2)	$687,185	23%	$704,432	24%
Short-term(1)(3)	196,608	6	214,256	7
Recently acquired(1)(4)	163,789	5	102,829	3
Other(1)(5)	131,471	5	132,469	5
Single-Family mortgage portfolio - non-credit-enhanced	$1,179,053	39%	$1,153,986	39%
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
(5)Primarily includes ARM loans, loans with an original LTV ratio greater than 97%, loans that fail the delinquency requirements for CRT transactions, and relief refinance loans and loans that were acquired before the inception of our CRT programs in 2013.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements, net of allowance, was $0.1 billion and $0.4 billion as of December 31, 2023 and December 31, 2022, respectively. These amounts are included in other assets on our consolidated balance sheets. See Note 3 and Note 6 for additional information on accounting for credit enhancements.
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

FREDDIE MAC | 2023 Form 10-K	60

Management's Discussion and Analysis	Risk Management
Loan Characteristics
The table below contains a description of some of the credit characteristics that we monitor for loans in our Single-Family mortgage portfolio.

Credit Characteristic	Description	Impact on Credit Quality
LTV ratio	Ratio of the UPB of the loan to the value of the underlying property collateralizing the loan. Original LTV ratio is measured at loan origination, while CLTV ratio is defined as the ratio of the current loan UPB to the estimated current property value	•	Measures ability of the underlying property to cover our exposure on the loan
		•	Higher LTV ratios indicate higher risk, as proceeds from sale of the property may not cover our exposure on the loan
		•	Lower LTV ratios indicate borrowers are more likely to repay
Credit score	Statistically-derived number that may indicate a borrower's likelihood to repay debt. Original credit score represents each borrower's FICO score at the time of origination or our purchase, while current credit score represents each borrower's most recent FICO score, which is obtained by Freddie Mac as of the first month of the most recent quarter	•	Borrowers with higher credit scores are generally more likely to repay or have the ability to refinance their loans than those with lower scores
Loan purpose	Indicates how the borrower intends to use the proceeds from a loan (i.e., purchase, cash-out refinance, or other refinance)	•	Cash-out refinancings, which increase the LTV ratios, generally have a higher risk of default than loans originated in purchase or other refinance transactions
Property type	Indicates whether the property is a detached single-family house, townhouse, condominium, or co-op	•	Detached single-family houses and townhouses are the predominant type of single-family property
		•	Condominiums historically have experienced greater volatility in house prices than detached single-family houses, which may expose us to more risk
Occupancy type	Indicates whether the borrower intends to use the property as a primary residence, second home, or investment property	•	Loans on primary residence properties tend to have lower credit risk than loans on second homes or investment properties
Product type	Indicates the type of loan based on key loan terms, such as the contractual maturity, type of interest rate, and payment characteristics of the loan	•	Loan products that contain terms which result in scheduled changes in monthly payments may result in higher risk
		•	Shorter loan terms result in faster repayment of principal and may indicate lower risk
DTI ratio	Ratio of the borrowers' total monthly debt payments to gross monthly income. DTI ratio is an indicator of the creditworthiness of the borrowers, as it measures borrowers' ability to manage monthly payments and repay debts	•	Borrowers with lower DTI ratios are generally more likely to repay their loans than those with higher DTI ratios, holding all other factors equal
		•	DTI ratios are at the time of origination and may not be indicative of the borrowers' current creditworthiness
Geographic concentration	Indicates whether our mortgage portfolio is diversified geographically	•	Geographic concentrations may increase the exposure of our mortgage portfolio to credit risk, as regional economic conditions may affect a borrower's ability to repay and the underlying property value
		•	Geographic diversification reduces the credit risk impact of an economic downturn in or a catastrophic event that disproportionately affects a particular geographic area
Loan age	Number of years since loan origination	•	Credit losses on mortgage loans typically are low during the first few years after origination and may increase subsequently depending on macroeconomic conditions and other factors as the effect of underwriting wanes

FREDDIE MAC | 2023 Form 10-K	61

Management's Discussion and Analysis	Risk Management
The tables below contain details of the characteristics of the loans in our Single-Family mortgage portfolio.
Table 23 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	December 31, 2023
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score (1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2023	$265,072	751	745	79%	75%
2022	433,252	745	746	76	68
2021	984,004	752	756	71	54
2020	719,822	761	768	71	46
2019	119,557	746	753	76	46
2018 and prior	517,203	736	751	75	32
Total	$3,038,910	750	755	73	52

	December 31, 2022
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score (1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2022	$438,339	745	742	76%	74%
2021	1,054,844	752	758	71	59
2020	776,425	761	766	71	51
2019	131,637	746	752	76	50
2018	52,921	736	736	76	47
2017 and prior	531,879	737	752	75	34
Total	$2,986,045	750	756	73	54
(1)Original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition and therefore the original credit scores also represent the current credit scores.

FREDDIE MAC | 2023 Form 10-K	62

Management's Discussion and Analysis	Risk Management
Table 24 - Characteristics of the Loans in Our Single-Family Mortgage Portfolio

	December 31, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
20- and 30-year or more, amortizing fixed-rate	$2,671,735	88%	$2,575,810	87%
15-year or less, amortizing fixed-rate	329,489	11	371,017	12
Adjustable-rate and other	37,686	1	39,218	1
Total	$3,038,910	100%	$2,986,045	100%
Percentage of portfolio based on UPB
Original LTV ratio range:
60% and below		23%		24%
Above 60% to 80%		49		51
Above 80% to 90%		12		11
Above 90% to 100%		15		13
Above 100%		1		1
Portfolio weighted average original LTV ratio		73		73
Current LTV ratio range:
60% and below		68		63
Above 60% to 80%		24		28
Above 80% to 90%		6		6
Above 90% to 100%		2		3
Above 100%		—		—
Portfolio weighted average current LTV ratio		52		54
Original credit score(1):
740 and above		64		64
700 to 739		21		21
680 to 699		7		7
660 to 679		4		4
620 to 659		3		3
Less than 620		1		1
Portfolio weighted average original credit score		750		750
Current credit score(1)(2):
740 and above		71		70
700 to 739		14		15
680 to 699		4		5
660 to 679		3		3
620 to 659		4		4
Less than 620		4		3
Portfolio weighted average current credit score		755		756
DTI ratio:
Above 45%		16		15
Portfolio weighted average DTI ratio		35		35
Property type:
Detached single-family houses and townhouse		92		93
Condominium or co-op		8		7
Occupancy type at origination:
Primary residence		92		91
Second home		3		4
Investment property		5		5
Loan purpose:
Purchase		46		41
Cash-out refinance		21		22
Other refinance		33		37
(1)Original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition and therefore the original credit scores also represent the current credit scores.

FREDDIE MAC | 2023 Form 10-K	63

Management's Discussion and Analysis	Risk Management
The following table presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 25 - Single-Family Mortgage Portfolio Attribute Combinations(1)

	December 31, 2023
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	45%	0.16%	15%	0.24%	4%	0.32%	1%	0.27%	—%	NM	65%	0.18%
700 to 739	13	0.53	5	0.82	2	0.93	1	0.59	—	NM	21	0.61
680 to 699	4	0.90	2	1.50	—	NM	—	NM	—	NM	6	1.05
660 to 679	3	1.28	1	2.18	—	NM	—	NM	—	NM	4	1.45
620 to 659	2	2.00	1	3.37	—	NM	—	NM	—	NM	3	2.21
Less than 620	1	4.41	—	NM	—	NM	—	NM	—	NM	1	4.74
Total	68%	0.49	24%	0.70	6%	0.72	2%	0.52	—%	NM	100%	0.55

	December 31, 2022
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	40%	0.22%	18%	0.25%	4%	0.23%	2%	0.16%	—%	NM	64%	0.23%
700 to 739	12	0.70	6	0.75	2	0.72	1	0.38	—	NM	21	0.71
680 to 699	5	1.16	2	1.28	—	NM	—	NM	—	NM	7	1.18
660 to 679	3	1.65	1	1.77	—	NM	—	NM	—	NM	4	1.68
620 to 659	2	2.46	1	2.78	—	NM	—	NM	—	NM	3	2.54
Less than 620	1	5.97	—	NM	—	NM	—	NM	—	NM	1	6.52
Total	63%	0.66	28%	0.67	6%	0.60	3%	0.37	—%	NM	100%	0.66
(1)Excludes loans underlying certain securitization products for which original credit score is not available.
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
See Note 15 for additional information about the geographic distribution of our Single-Family mortgage portfolio.
Delinquency Rates
We report Single-Family delinquency rates based on the number of loans in our Single-Family mortgage portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our Single-Family mortgage portfolio.
The chart below shows the delinquency rates of mortgage loans in our Single-Family mortgage portfolio.

FREDDIE MAC | 2023 Form 10-K	64

Management's Discussion and Analysis	Risk Management
Single-Family Delinquency Rates
The percentages of loans that were one month past due and two months past due increased as of December 31, 2023 compared to December 31, 2022. The percentage of loans one month past due can be volatile due to seasonality and other factors that may not be indicative of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.
Our Single-Family serious delinquency rate has declined to 0.55% as of December 31, 2023, compared to 0.66% as of December 31, 2022. See Note 4 for additional information on the payment status of our single-family mortgage loans.
The longer a loan remains delinquent, the greater the associated costs we incur. Loans that remain delinquent for more than one year, and are not in active forbearance plans, are more challenging to resolve as many of these borrowers may not be in contact with the servicer, may not be eligible for loan modifications, or may determine that it is not economically beneficial for them to enter into a loan modification due to the amount of costs incurred on their behalf while the loan was delinquent. The table below presents the length of time loans in our Single-Family mortgage portfolio have been seriously delinquent.
Table 26 - Seriously Delinquent Single-Family Loans

	December 31, 2023			December 31, 2022
(Dollars in millions)	UPB	Loan Count	% of Total(1)	UPB	Loan Count	% of Total(1)
<= 1 year	$12,318	57,939	77%	$11,660	59,889	66%
> 1 year and <= 2 years	1,805	9,548	13	2,628	14,877	17
> 2 years and <= 4 years	952	5,178	7	2,263	13,025	14
> 4 years	441	2,088	3	531	2,491	3
Total	$15,516	74,753	100%	$17,082	90,282	100%
(1)Based on loan count.
See Note 4 for additional information on the payment status of our single-family mortgage loans.
Engaging in Loss Mitigation Activities

We offer a variety of borrower assistance programs, including refinance programs for certain eligible loans and loan workout activities for struggling borrowers. For purposes of the disclosure below related to loss mitigation activities, we generally exclude loans for which we do not control servicing. See MD&A - Our Business Segments - Single-Family and Note 4 for additional information on our loss mitigation activities.

FREDDIE MAC | 2023 Form 10-K	65

Management's Discussion and Analysis	Risk Management
Relief Refinance Program
The following table includes information about the performance of our relief refinance mortgage portfolio.
Table 27 - Single-Family Relief Refinance Loans

	December 31, 2023			December 31, 2022
(Dollars in millions)	UPB	Loan Count	SDQ Rate	UPB	Loan Count	SDQ Rate
Above 125% original LTV	$5,779	47,799	0.97%	$6,554	51,953	1.46%
Above 100% to 125% original LTV	11,160	92,162	0.94	12,678	100,262	1.39
Above 80% to 100% original LTV	19,416	177,148	0.70	22,172	192,937	1.08
80% and below original LTV	28,352	355,829	0.51	33,093	398,119	0.73
Total	$64,707	672,938	0.65	$74,497	743,271	0.96
Loan Workout Activities
The table below provides details about the single-family loan workout activities that were completed during the periods presented.
Table 28 - Single-Family Completed Loan Workout Activity

	Year Ended December 31,
	2023		2022		2021
(UPB in billions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$9	35	$14	61	$43	189
Loan modifications	5	22	11	45	5	22
Forbearance plans and other(1)	5	24	6	30	21	106
Total	$19	81	$31	136	$69	317
(1)The forbearance data is limited to loans in forbearance that are past due based on the loans' original contractual terms and excludes loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us. Other includes repayment plans and foreclosure alternatives.
Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the year, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 18,000 loans in active forbearance plans and approximately 12,000 loans in other active loss mitigation activity as of December 31, 2023.
We continue to help struggling families retain their homes or otherwise avoid foreclosure through loan workouts. Our loan workout activity decreased in 2023 compared to 2022 as the seriously delinquent loan population continued to decline.
The table below contains credit characteristic data on our single-family modified loans.
Table 29 - Credit Characteristics of Single-Family Modified Loans(1)

	December 31, 2023				December 31, 2022
(Dollars in millions)	UPB	% of Portfolio	CLTV Ratio	SDQ Rate	UPB	% of Portfolio	CLTV Ratio	SDQ Rate
Loan modifications	$27,465	1%	47%	6.30%	$26,794	1%	49%	8.62%
(1)Primarily includes loans modified through the Freddie Mac Flex Modification program.
The table below contains information about the payment performance of modified loans in our Single-Family mortgage portfolio, based on the number of loans that were current or paid off one year and, if applicable, two years after modification.
Table 30 - Payment Performance of Single-Family Modified Loans(1)

	Quarter of Loan Modification Completion
	4Q 2022	3Q 2022	2Q 2022	1Q 2022	4Q 2021	3Q 2021	2Q 2021	1Q 2021
Current or paid off one year after modification:	78%	82%	86%	89%	86%	86%	87%	85%
Current or paid off two years after modification:	N/A	N/A	N/A	N/A	87	88	88	87
(1)Primarily includes loans modified through the Freddie Mac Flex Modification program.

FREDDIE MAC | 2023 Form 10-K	66

Management's Discussion and Analysis	Risk Management
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
The volume of our foreclosure sales was approximately 5,000, 4,000, and 3,000 in 2023, 2022, and 2021, respectively. The increase in 2023 compared to 2022 was primarily driven by the expiration of the COVID-19-related foreclosure moratorium, resulting in an increase in the number of loans going through the foreclosure process.
The table below shows our Single-Family REO activity.
Table 31 - Single-Family REO Activity

	Year Ended December 31,
	2023		2022		2021
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance - REO	2,218	$280	1,615	$179	1,766	$199
Additions	2,600	363	2,137	266	1,693	159
Dispositions	(2,319)	(289)	(1,534)	(165)	(1,844)	(179)
Ending balance - REO	2,499	354	2,218	280	1,615	179
Beginning balance, valuation allowance		(2)		(3)		(1)
Change in valuation allowance		(1)		1		(2)
Ending balance, valuation allowance		(3)		(2)		(3)
Ending balance - REO, net		$351		$278		$176
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
The table below presents Single-Family collateral deficiency ratios for REO dispositions and third-party foreclosure sales. We did not have a significant number of short sales in 2023.
Table 32 - Single-Family Collateral Deficiency Ratios

	Year Ended December 31,
	2023	2022	2021
REO dispositions and third-party foreclosure sales(1)	(5.2)%	(5.5)%	6.8%
(1)Negative ratios indicate that the amount of sales proceeds from disposition of the properties, net of capitalized repair and selling expenses, exceeded the UPB of the related loan.

FREDDIE MAC | 2023 Form 10-K	67

Management's Discussion and Analysis	Risk Management
REO Property Status
A significant portion of our REO portfolio is unable to be marketed at any given time because the properties are occupied, involved in legal matters (e.g., bankruptcy or other litigation), or subject to a redemption period, which is a post-foreclosure period during which borrowers may reclaim a foreclosed property. Redemption periods increase the average holding period of our inventory by 10% or more. As of December 31, 2023, approximately 29% of our REO properties were unable to be marketed because the properties were occupied, located in states with a redemption period, or subject to other legal matters. Another 36% of the properties were being prepared for sale (i.e., valued, marketing strategies determined, and repaired). As of December 31, 2023, approximately 25% of our REO properties were listed and available for sale, and 10% of our inventory was pending the settlement of sales. Though it varied significantly by state, the average holding period of our single-family REO properties, excluding any redemption period, was 328 days and 343 days for our REO dispositions during 2023 and 2022, respectively.
Multifamily Mortgage Credit Risk

We manage our exposure to multifamily mortgage credit risk, which is a type of commercial real estate credit risk, using the following principal strategies:
■    Completing our own underwriting, credit and legal review for new business activity;
■    Transferring credit risk to third-party investors; and
■    Managing our portfolio, including loss mitigation activities.
Completing our own Underwriting, Credit and Legal Review for New Business Activity

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
Underwriting consideration is also given to other qualitative factors, such as borrower experience and financial strength, the type and location of the property, and the strength of the local market. These and other factors, including the LTV ratio and DSCR, ultimately affect the amount of expected credit loss on a given loan. Sellers provide certain representations and warranties regarding the loans they sell to us and are required to repurchase loans for which there has been a breach of representation or warranty. These representations and warranties are made as of the date the loan is sold to Freddie Mac, and unless Freddie Mac agrees to an exception to the representation and warranty at purchase, the repurchase remedy may be claimed upon proof of the breach. However, repurchases of multifamily loans have been limited due to our underwriting approach, which is completed prior to issuance of a loan purchase commitment.
Multifamily loans may be amortizing or interest-only (for the full term or a portion thereof) and have a fixed or variable rate of interest. Multifamily loans generally amortize over a thirty-year period, but have shorter contractual maturity terms than single-family loans, typically ranging from five to ten years. As a result, most multifamily loans require a balloon payment at maturity, making a borrower's ability to refinance or pay off the loan at maturity a key attribute. Some borrowers may be unable to refinance during periods of high interest rates or adverse market conditions, increasing the likelihood of borrower default.
To reduce credit risk exposure to floating rate loans, we generally require borrowers to purchase interest rate caps to protect against large movements in interest rates. This underwriting requirement protects both the borrower and Freddie Mac as rising interest rates generally result in higher debt service payments and financing costs, thereby reducing net property cash flows. We generally require a minimum term three-year interest rate cap to be in place at origination with an escrow established for the cost to purchase replacement caps through the maturity of the loan. Replacing a required interest rate cap, especially one with a longer term and/or lower strike rate, becomes more expensive in volatile and rising interest rate environments. As a result, the cost of interest rate caps has risen significantly over the past two years and there is no guarantee that this escrow will be sufficient to purchase the required replacement cap.

FREDDIE MAC | 2023 Form 10-K	68

Management's Discussion and Analysis	Risk Management
The charts below provide the weighted average original LTV ratio and original DSCR for our new business activity.
Weighted Average Original LTV Ratio
Weighted Average Original DSCR

The table below presents the percentage of our Multifamily new business activity that had certain characteristics that may be considered higher risk.
Table 33 - Percentage of Multifamily New Business Activity With Higher Risk Characteristics

	Year Ended December 31,
	2023	2022	2021
Original LTV ratio greater than 80%	1%	1%	1%
Original DSCR less than or equal to 1.10	5	2	1
Transferring Credit Risk to Third-Party Investors

Types of Credit Enhancements
In connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, we may obtain various forms of credit protection that reduce our credit risk exposure to the underlying mortgage borrower and reduce our required capital. For example, at the time of loan acquisition or guarantee, we may obtain recourse and/or indemnification protection from our lenders or sellers. After acquisition, we reduce our credit risk exposure to the underlying borrower primarily through our senior subordinate securitizations and our other CRT products including MCIP and SCR Trust notes.
The following table summarizes our principal types of credit enhancements. See MD&A - Our Business Segments - Multifamily - Products and Activities for additional information on our securitization and CRT products.

Category	Products	CRT	Coverage Type	Accounting Treatment
Subordination	K Certificates	Yes	Back-end	Guarantee
Other securitization products:
	• Securitizations of purchased collateral	Yes	Back-end	Guarantee
	• Securitizations of collateral contributed by third parties	No	Front-end	Guarantee
SCR	SCR Trust notes	Yes	Back-end	Freestanding
	SCR debt notes	Yes	Back-end	Debt
MCIP	MCIP	Yes	Back-end	Freestanding
Lender risk-sharing	Loss sharing	Yes	Front-end	Freestanding

FREDDIE MAC | 2023 Form 10-K	69

Management's Discussion and Analysis	Risk Management
Multifamily Mortgage Portfolio CRT Issuance
The table below provides the UPB of the multifamily mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions.
Table 34 - Multifamily Mortgage Portfolio CRT Issuance

	Year Ended December 31,
	2023		2022		2021
(In millions)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)	UPB(1)	Maximum Coverage(2)
Subordination	$34,034	$2,250	$49,799	$3,334	$68,836	$5,079
SCR	17,026	407	11,487	193	14,502	827
MCIP	15,860	340	11,487	399	—	—
Lender risk-sharing	808	104	1,072	159	1,015	110
Less: UPB with more than one type of CRT	(15,860)	—	(11,487)	—	—	—
Total CRT Issuance	$51,868	$3,101	$62,358	$4,085	$84,353	$6,016
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
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we obtain various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type is subordination, which is created through our senior subordinate securitization transactions. Through senior subordinate securitizations, we have transferred a substantial amount of the expected and stressed credit risk on the Multifamily mortgage portfolio, thereby reducing our overall credit risk exposure and required capital. As of December 31, 2023 and December 31, 2022, our maximum coverage outstanding provided by subordination in nonconsolidated VIEs was $39.5 billion and $41.7 billion, respectively.
The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 35 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	December 31,
	2023		2022
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$358,944	0.26%	$358,813	0.12%
SCR/MCIP	47,011	0.23	30,364	0.14
Other	8,844	0.89	8,506	0.04
Total credit-enhanced	414,799	0.27	397,683	0.12
Non-credit-enhanced	25,998	0.51	31,619	0.08
Total	$440,797	0.28	$429,302	0.12
The Multifamily delinquency rate increased to 0.28% at December 31, 2023, primarily driven by an increase in delinquent loans in our senior housing and small balance loan portfolios. As of December 31, 2023, 89% of the delinquent loans in the Multifamily mortgage portfolio have credit enhancement coverage.

FREDDIE MAC | 2023 Form 10-K	70

Management's Discussion and Analysis	Risk Management
The table below provides information on the level of subordination outstanding on our securitizations with subordination.
Table 36 - Level of Subordination Outstanding

	December 31,
	2023		2022
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Less than 10%	$161,024	0.13%	$140,722	0.02%
10% or greater	197,920	0.36	218,091	0.19
Total	$358,944	0.26	$358,813	0.12
Weighted average subordination level	11%		12%
The increase in the "Less than 10%" level of subordination outstanding in 2023 was driven by ongoing issuances of K Certificate securitizations with lower subordination levels. The lower subordination levels are still expected to absorb a substantial amount of expected and stressed credit losses. We have not experienced significant credit losses associated with our guarantees on our senior subordinate securitizations.
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
The table below contains details on the loans underlying our Multifamily mortgage portfolio that are not credit-enhanced.
Table 37 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	December 31,
	2023		2022
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Mortgage loans held-for-sale	$8,823	—%	$9,138	0.29%
Mortgage loans held-for-investment:
Held by Freddie Mac	9,941	1.21	15,468	—
Held by consolidated trusts	4,851	0.27	4,665	—
Other mortgage-related guarantees	2,383	—	2,348	—
Total	$25,998	0.51	$31,619	0.08
Managing Our Portfolio, Including Loss Mitigation Activities

To help mitigate our potential losses, we generally require sellers to act as the primary servicer for loans they have sold to us, including property monitoring tasks beyond those typically performed by single-family servicers. We typically transfer the role of master servicer in our K Certificate transactions to third parties. Servicers for unsecuritized loans over $1 million must generally provide us with an assessment of the mortgaged property's financial condition at least annually. We use this assessment and other information to evaluate the credit quality of our mortgage portfolio and to identify potential problem loans. In situations where a borrower or property is in distress, the frequency of communications with the borrower may be increased. We rate servicing performance on a regular basis, and we may conduct on-site reviews to confirm compliance with our standards.
The majority of our guarantees have first loss credit protection provided by subordination. As a result, our primary credit risk exposure stems from unsecuritized loans and consolidated loans underlying our fully guaranteed securitizations (e.g., Multifamily PCs). Our credit exposure to held-for-sale mortgage loans is short-term and transitory in nature, as this portfolio will generally be used as collateral in future senior subordinate securitizations.
Our unsecuritized held-for-investment mortgage loans will generally be used as collateral in a future fully guaranteed securitization. Although we initially retain the credit risk exposure to the mortgage loans underlying these transactions, we expect to transfer a portion of the credit risk using our back-end MCIP and SCR products where economically sensible.
For loans that remain unsecuritized or underlie our consolidated fully guaranteed securitizations, if they were to become delinquent, we may offer a workout option to give the borrower an opportunity to bring the loan current and retain ownership of the property, such as providing a forbearance plan or a short-term extension of up to 12 months. These arrangements are entered into with the expectation that we will recover our initial investment or minimize our losses. We do not enter into these

FREDDIE MAC | 2023 Form 10-K	71

Management's Discussion and Analysis	Risk Management
arrangements in situations where we believe we would experience a loss in the future that is greater than or equal to the loss we would experience if we foreclosed on the property at the time of the agreement. While our multifamily loan modification and other loan workout activities have been minimal during the last three years, we have identified an increased number of loans that may require loss mitigation and the amount of modification and other loan workout activities may increase in 2024.
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
See Note 15 for additional information about the geographic distribution of our Multifamily mortgage portfolio.
REO Activity
We had no REO properties as of December 31, 2023 and December 31, 2022.
Natural Disaster and Climate Risk Management

Natural disasters in areas where we own or guarantee mortgage loans expose us to credit risk by damaging properties that secure loans in our mortgage portfolio and by negatively impacting the ability of borrowers to make payments on mortgage loans. Climate change is increasing the frequency and severity of natural disasters, and as development continues in hazard-prone areas, the risk of adverse impacts to property values and housing affordability grows. Furthermore, the impacts of climate change are expected to be greater for low-income and minority households who may face greater exposure to certain hazards, may be more vulnerable to natural disaster events, or may not have the resources to mitigate and adapt to the growing risks of climate change.
This negative impact from natural disasters associated with climate change constitutes our physical climate risk. Acute physical risks arise from the increased frequency and severity of extreme weather events. These include flood, hurricane, wildfire, and drought. Chronic physical risks build gradually and include shifting temperature and precipitation patterns, sea level rise, and water stress. We also face climate transition risk, which is the negative financial and economic impact from the transition to a low-carbon economy. Changing policies, like the introduction of carbon taxes or new energy efficiency requirements, coupled with changing market preferences, could affect housing in the form of increased energy costs, substantial retrofits, and impacts to property values. The extent of our transition risk exposure depends on the timing and nature of the policies; a disorderly transition could result in a significant financial burden to our borrowers.
Historically, our losses from natural disasters have not been significant due to the role of property insurance. We require all homes underlying single-family mortgages in our portfolio to have homeowner's insurance coverage throughout the life of the loan; however, we do not require earthquake insurance. For homes located in SFHAs, we also require flood insurance coverage. Sellers are required to determine whether homes underlying single-family mortgages are located in an SFHA and, if so, to confirm that flood insurance coverage exists at the time the loan is sold to Freddie Mac. Servicers are also required to confirm and provide evidence that flood insurance on these homes is maintained throughout the life of the loan and is in amounts needed to comply with federal government and Freddie Mac requirements. If a borrower fails to obtain and maintain required flood insurance coverage, servicers must directly place such coverage.
For multifamily mortgages, we also have insurance requirements to address catastrophic risks for properties. Seller/servicers are required to determine whether any buildings at multifamily properties are located in SFHAs and to confirm flood insurance is in place and complies with federal government and Freddie Mac requirements throughout the life of the mortgage. In addition, we require property insurance to cover earthquake damage if required by a seismic risk assessment. Insurance for all relevant perils is required to cover building replacement cost as well as to cover business income rental value. If a multifamily borrower fails to maintain required insurance, servicers must directly place required coverage. We confirm insurance compliance prior to loan purchase during the underwriting process. We also review insurance compliance post-purchase and prior to securitization and require our seller/servicers to report details of insurance compliance annually. Our Multifamily segment uses property surveys, virtual maps, and environmental and property condition reports to identify properties that are potentially at higher risk for natural disasters related to flooding and earthquakes.
For both single-family and multifamily loans, all insurers must be licensed, or otherwise authorized by law, to conduct business in the jurisdictions where the properties underlying the loans are located. We set insurer minimum financial strength standards, or require coverage to be guaranteed or provided by state insurance pools.
Freddie Mac’s loss exposure is further limited by the geographic diversity of our mortgage portfolio, borrower equity in the properties underlying mortgage loans, disaster relief options for borrowers, our credit risk transfer products, and support from federal and local government for individuals and communities impacted by natural disasters. Physical resiliency and energy efficiency can also reduce physical and transition climate risks. For additional information on the geographic diversity of our mortgage portfolio and our management of Single-Family and Multifamily mortgage credit risk, see Note 15 and MD&A - Risk Management - Credit Risk, respectively.

FREDDIE MAC | 2023 Form 10-K	72

Management's Discussion and Analysis	Risk Management
Climate change could impact the effectiveness of our current risk mitigations. As hazard events grow more frequent and severe, there is increasing likelihood that property insurers will have to raise premiums or limit the level of coverage offered, which could result in higher uninsured losses for borrowers. Changes in the insurance market are already observable in certain locations that experience the highest risk of hazard events, and inflation and increased exposure to more frequent severe events have led insurers to raise rates and limit coverage options in certain high-risk markets. While we have not observed credit losses attributable to recent changes in insurance, we are actively engaged with the insurance industry to identify high-risk areas and explore options to mitigate the risk.
While our geographic diversification will continue to be a significant mitigant of loss at the portfolio level, climate change increases the likelihood of experiencing extreme events across the country that could, in aggregate, amount to more substantial losses than have been historically observed. There may also be more limited geographic diversification for transition risk as policies at the federal or state level may simultaneously impact a large portion of our portfolio.
In 2023, our cross-divisional Climate Risk Steering Committee met regularly to discuss climate risk-related topics and identify climate risks and issues for escalation to senior management and the Board Risk Committee. The Board of Directors and its committees continued its oversight of climate risks. The company also continued to build our climate risk management framework, address data gaps, advance research initiatives, and develop methodologies to quantify our exposure to physical and transition climate risks.
FHFA has instructed us to designate climate change as a priority concern and actively consider its effects in our decision making; this was reflected in the requirements of our 2023 Conservatorship Scorecard and remains the case in 2024.
For additional information, see Risk Factors - Credit Risks - We are exposed to increased credit losses and credit-related expenses in the event of a catastrophic event or significant climate change effects and Operational Risks - Climate change concerns could adversely affect our business, affect customer activity levels, and damage our reputation.
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
Single-Family Sellers and Servicers

In our Single-Family business, we do not originate mortgage loans or have our own loan servicing operation. Instead, we purchase loans from sellers and engage servicers, which perform loan servicing functions on our behalf. We establish underwriting and servicing standards for our sellers and servicers to follow and have contractual arrangements with them under which they represent and warrant that the loans they sell to us meet our standards and that they will service loans in accordance with our standards. We acquire a significant portion of our single-family loan purchase volume from several large lenders, and a large percentage of our loans are also serviced by several large servicers. If our sellers or servicers lack appropriate controls, experience a failure in their controls, or experience an operational disruption, including as a result of cybersecurity incidents, legal or regulatory actions, or financial difficulties, we could experience a decline in mortgage servicing quality and/or be less likely to recover losses through lender repurchases, recourse agreements, or other credit enhancements, where applicable. We are also exposed to the settlement risk from the non-performance of single-family sellers as a result of our forward settlement loan purchase programs, as discussed in the Financial Intermediaries, Clearinghouses, and Other Counterparties - Forward Settlement Counterparties section below.
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

FREDDIE MAC | 2023 Form 10-K	73

Management's Discussion and Analysis	Risk Management
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
We use a variety of tools and techniques to engage our single-family sellers and servicers and limit our losses, including the following:
■    Repurchases and other remedies - For certain violations of our single-family selling or servicing policies, we may require the counterparty to repurchase loans or provide alternative remedies, such as reimbursement of realized losses or indemnification, and/or suspend or terminate the selling and servicing relationship, in addition to pursuing other remedies as may be appropriate. As of December 31, 2023 and December 31, 2022, the UPB of loans subject to repurchase requests issued to our single-family sellers and servicers was approximately $0.5 billion and $1.3 billion, respectively. See Note 15 for additional information about loans subject to repurchase requests.
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
Non-depository Sellers and Servicers
We have significant exposure to non-depository institutions in our Single-Family business. We acquire a large portion of our business from non-depository institutions, and some of these non-depository institutions service a large share of our loans. These institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. We monitor and review the financial stability of our non-depository counterparties. However, if these counterparties experience financial difficulty, we could see a decline in mortgage servicing quality and/or be less likely to recover losses. In 2024, we expect the risk from non-depository counterparties to remain elevated, and possibly increase, due to continuing difficult operating conditions.
The table below summarizes the concentration of our Single-Family mortgage purchases acquired from non-depository sellers.
Table 38 - Single-Family Mortgage Purchases from Non-Depository Sellers

	2023	2022
	% of Purchases	% of Purchases
Top five non-depository sellers	41%	31%
Other non-depository sellers	32	39
Total	73%	70%
The table below summarizes the concentration of non-depository servicers of our Single-Family mortgage portfolio.
Table 39 - Single-Family Mortgage Portfolio Non-Depository Servicers

	December 31, 2023		December 31, 2022
	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans	% of Portfolio(1)	% of Seriously Delinquent Single-Family Loans
Top five non-depository servicers	25%	22%	20%	22%
Other non-depository servicers	32	45	34	32
Total	57%	67%	54%	54%
(1)     Excludes loans for which we do not exercise control over the associated servicing.

FREDDIE MAC | 2023 Form 10-K	74

Management's Discussion and Analysis	Risk Management
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
Credit Enhancement Providers

We have exposure to credit enhancement providers through certain credit enhancements we obtain. If any of our credit enhancement providers fail to fulfill their obligations, we may not receive reimbursement for credit losses to which we are contractually entitled pursuant to our credit enhancements.
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
Primary Mortgage Insurers
We currently cannot differentiate pricing for primary mortgage insurers based on counterparty strength or revoke a primary mortgage insurer's status as an eligible insurer without FHFA approval. Further, we generally do not select the insurance provider on a specific loan, because the selection is made by the lender at the time the loan is originated. Accordingly, we are limited in our ability to manage our concentration risk with respect to primary mortgage insurers. Although the financial condition of our mortgage insurers improved in recent years, there is still a risk that some of these counterparties may fail to fully meet their obligations under a stress economic scenario because they are monoline entities primarily exposed to mortgage credit risk. We continue to acquire new loans with mortgage insurance from the mortgage insurers shown in the table below. For additional information about counterparty credit risk associated with mortgage insurers, see Note 15.

FREDDIE MAC | 2023 Form 10-K	75

Management's Discussion and Analysis	Risk Management
The table below summarizes our exposure to single-family mortgage insurers as of December 31, 2023. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.
Table 40 - Single-Family Primary Mortgage Insurers

	December 31, 2023		December 31, 2022
(In millions)	UPB	Coverage(1)	UPB	Coverage(1)
Radian Guaranty Inc. (Radian)	$112,487	$28,728	$106,612	$26,552
Mortgage Guaranty Insurance Corporation (MGIC)	112,184	29,495	113,045	29,127
Arch Mortgage Insurance Company	111,412	29,061	112,946	28,924
Essent Guaranty, Inc.	104,847	27,880	95,423	24,628
Enact	103,495	26,400	95,703	23,884
National Mortgage Insurance (NMI)	90,176	23,603	82,713	21,266
Others	2,436	571	2,681	641
Total	$637,037	$165,738	$609,123	$155,022
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
The table below displays the concentration of our single-family credit risk exposure to our ACIS counterparties.
Table 41 - Single-Family ACIS Counterparties

	December 31, 2023		December 31, 2022
(In millions)	Maximum Coverage(1)	% of Total	Maximum Coverage(1)	% of Total
Top five ACIS counterparties	$8,311	47%	$9,093	46%
All other ACIS counterparties	9,336	53	10,682	54
Total	$17,647	100%	$19,775	100%
(1)Represents maximum coverage exclusive of the collateral posted to secure the counterparties' obligations.
As of December 31, 2023 and December 31, 2022, our ACIS counterparties posted collateral, which may include cash, U.S. Treasury securities, and agency securities, of $4.3 billion and $4.6 billion, respectively. There is a possibility that, if our ACIS counterparties become insolvent, a third-party involved in the restructure process could cancel a contract or contracts and prevent us from accessing collateral for future claims despite current collateral provisions.
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

FREDDIE MAC | 2023 Form 10-K	76

Management's Discussion and Analysis	Risk Management
obligations. When a counterparty in OTC derivatives that is subject to a master netting agreement has a net obligation to us, generally, the counterparty is obligated to deliver collateral in the form of cash, securities, or a combination of both, to satisfy its obligation to us under the master netting agreement. Our OTC derivatives also require us to post collateral to counterparties when we are in a derivative liability position. See Note 9 for additional information on our collateral posting for our OTC derivatives.
We also execute forward purchase and sale commitments of mortgage-related securities, that are treated as derivatives for accounting purposes and utilize the MBSD/FICC as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the counterparty credit risk of the organization. In the event a clearing member fails and causes losses to the MBSD/FICC, we could be subject to the loss of the margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed the amount of margin we have posted to the MBSD/FICC, as clearing members are generally required to cover losses caused by defaulting members on a pro rata basis. As of December 31, 2023, the gross fair value of such forward purchase and sale commitments that were in derivative asset positions was $31 million.
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
Table 42 - Derivative Counterparty Credit Exposure

	December 31, 2023
(Dollars in millions)	Number of Counterparties	Fair Value - Gain Positions	Fair Value - Gain Positions, Net of Collateral
OTC interest-rate swap and swaption counterparties (by rating):
AA- or above	1	$143	$11
A+, A, or A-	11	1,812	26
Cleared and exchange-traded derivatives	1	13	45
Total	13	$1,968	$82
Approximately 98% of our exposure at fair value for OTC interest-rate swap and option-based derivatives, excluding amounts related to our posting of cash collateral in excess of our derivative liability determined at the counterparty level, was collateralized at December 31, 2023. The remaining exposure was generally due to market movements between the measurement of a derivative at fair value and our receipt of the related collateral. The concentration of our derivative exposure among our primary OTC derivative counterparties remains high and could further increase.
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
The major financial institutions with which we transact regarding our other investments (including non-mortgage-related securities and cash and cash equivalents) include other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. For additional information on our other investments portfolio, see MD&A - Liquidity and Capital Resources.
We utilize the GSD/FICC as a clearinghouse to transact many of our trades involving securities purchased under agreements to resell, securities sold under agreements to repurchase, and other non-mortgage related securities. As a clearing member of GSD/FICC, we are required to post initial and variation margin payments and are exposed to the counterparty credit risk of

FREDDIE MAC | 2023 Form 10-K	77

Management's Discussion and Analysis	Risk Management
GSD/FICC (including its clearing members). In the event a clearing member fails and causes losses to the GSD/FICC clearing system, we could be subject to the loss of the margin that we have posted to the GSD/FICC. Moreover, our exposure could exceed that amount, as members are generally required to cover losses caused by defaulting members on a pro rata basis.
As part of our other investments portfolio, we enter into secured lending arrangements to provide financing for certain Freddie Mac securities and other assets related to our guarantee businesses. These transactions differ from those we use for liquidity purposes, as the borrowers may not be major financial institutions, potentially exposing us to the institutional credit risk of these institutions. We also provide liquidity to certain lenders through our early funding programs, where we advance funds to lenders for mortgage loans prior to the loans being pooled and securitized. In some cases, the early funded mortgages are ultimately delivered through cash window purchase transactions.
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
Fannie Mae

We have counterparty credit risk exposure to Fannie Mae through our ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. If Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, we would be responsible for making the payment to the securities holders. We will be dependent on FHFA, Fannie Mae, and Treasury (pursuant to Fannie Mae's and our respective Purchase Agreements with Treasury) to avoid a liquidity event or default in the event of a payment failure by Fannie Mae. For additional information on commingled resecuritizations and the associated risks, see MD&A - Our Business Segments - Single-Family, MD&A - Regulation and Supervision - Resecuritization Fee for New Issuances of Commingled Securities and Risk Factors.
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
Custodial Depository Institutions

We require our mortgage servicers to open and use custodial accounts at an FDIC- or NCUSIF-insured depository institution to hold, on our behalf, custodial funds, including principal and interest payments, received for Freddie Mac-owned and Freddie Mac guaranteed mortgages. As a result, the failure of a custodial depository institution holding such funds may expose Freddie Mac to financial losses if the account balances are in excess of applicable deposit insurance protection and impacted servicers are unable or unwilling to cover the shortfall. To manage this risk, the Guide requires Freddie Mac servicers to utilize depository institutions that are rated as "well capitalized" by their regulator and in compliance with minimum financial ratings criteria. We also monitor the financial strength of the depository institutions on an ongoing basis in accordance with our counterparty credit risk management framework and may require the replacement of a depository institution if we have concerns about its solvency or competency.

FREDDIE MAC | 2023 Form 10-K	78

Management's Discussion and Analysis	Risk Management
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
Our Single-Family guarantee market risk exposure results from upfront fees (including buy-downs), buy-ups, and float. Upfront fees are cash we receive at loan acquisition as compensation for our guarantee. From an interest-rate risk standpoint, receiving upfront fees increases risk as the actual prepayment rate of the loans we purchase may be different than our original estimates and may vary based on changes in interest rates. As interest rates decrease, loans typically prepay more quickly, resulting in accelerated recognition of upfront fees in earnings and a higher annualized rate of income. The opposite occurs as interest rates increase, resulting in slower recognition of upfront fees in earnings and a lower annualized rate of income. We incorporate upfront fees in our interest-rate risk metrics by assuming upfront fees are equivalent to the sale of an interest-only asset, allowing for modeling and aggregation of the interest-rate exposure of upfront fees with the rest of our interest-rate exposures. Conversely, buy-ups are treated as the purchase of an interest-only asset as they represent the excess borrower interest payments remaining from the securitization process that we effectively purchase from the seller.
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
Our use of derivatives is an important part of our strategy to manage interest-rate risk. When deciding to use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty credit risks, and our overall risk management strategy. See MD&A - Risk Management - Counterparty Credit Risk and Risk Factors for additional discussion of our market risk exposures, including those related to derivatives, institutional counterparties, and other market risks.
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

FREDDIE MAC | 2023 Form 10-K	79

Management's Discussion and Analysis	Risk Management
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

FREDDIE MAC | 2023 Form 10-K	80

Management's Discussion and Analysis	Risk Management
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
Table 43 - PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	December 31, 2023			December 31, 2022
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the yield curve, (gains) losses on:(1)
Assets:
Investments	($301)	$3,150	$6,229	$362	($3,131)	($6,340)
Guarantees(2)	34	(369)	(678)	(93)	512	1,090
Total assets	(267)	2,781	5,551	269	(2,619)	(5,250)
Liabilities	(52)	(1,519)	(3,073)	68	1,958	3,912
Derivatives	322	(1,274)	(2,547)	(336)	648	1,278
Total	$3	($12)	($69)	$1	($13)	($60)
PVS	$3	$—	$—	$1	$—	$—
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
(2)Represents the interest-rate risk from our guarantees, which include buy-ups, float, and upfront fees (including buy-downs).
Table 44 - Duration Gap and PVS Results

	Year Ended December 31,
	2023			2022
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	—	$3	$2	—	$5	$5
Minimum	(0.2)	—	—	(0.4)	—	—
Maximum	0.3	9	31	0.4	18	77
Standard deviation	0.1	2	6	0.1	4	11
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
Table 45 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
December 31, 2023	$1,261	$—	($1,261)
December 31, 2022	645	—	(645)

FREDDIE MAC | 2023 Form 10-K	81

Management's Discussion and Analysis	Risk Management
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
■    Market spread risk arising from our use of LIBOR-, SOFR-, and Treasury-based instruments in our risk management activities; and
■    Market spread risk arising from the difference in time between when we commit to purchase a mortgage loan through our pipeline path and when we either securitize or hedge the loan. During this time, market spreads can widen, causing losses due to changes in fair value.
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

FREDDIE MAC | 2023 Form 10-K	82

Management's Discussion and Analysis	Risk Management
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
Table 46 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	December 31, 2023	December 31, 2022
Interest Rate Scenarios(1)
Parallel yield curve shifts:
+100 bps	($2)	$31
-100 bps	2	(31)
Non-parallel yield curve shifts - long-term interest rates:
+100 bps	177	79
-100 bps	(177)	(79)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 bps	(179)	(49)
-100 bps	179	49
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

FREDDIE MAC | 2023 Form 10-K	83

Management's Discussion and Analysis	Risk Management
market spreads widen. Certain accounting elections we make, such as election of the fair value option, may affect the amount of spread volatility recognized in our results of operations.
Transition from LIBOR

ICE Benchmark Administration Limited, the administrator of LIBOR, ceased publishing the 1-week and 2-month U.S. Dollar LIBOR settings at the end of 2021 and ceased publishing the other, most widely used, tenors of U.S. Dollar LIBOR on a representative basis at the end of June 2023. Freddie Mac has exposure to LIBOR, including financial instruments that mature after or extend beyond June 2023. Our exposure arises from floating rate securities that we historically issued, loans and securities we acquired (including loans we subsequently resecuritized), and derivatives we entered into that reference LIBOR.
Our LIBOR transition committees (across businesses, functions, and products), working with senior management and FHFA, have enabled our transition away from reliance on LIBOR. We provided public communications, updates, and education about the status of this transition. We continue to work with our customers, investors, and servicers to implement the transition of historical LIBOR-based ARM products containing ARRC-recommended fallback language to SOFR-based ARM products.
For a discussion of the risks related to the LIBOR transition, see Risk Factors - Market Risks - The transition to SOFR as the replacement index for LIBOR and as the floating rate index for new issuance of loans, securities, and derivative transactions could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth.
Operational Risk
Operational risk is the risk of direct or indirect loss resulting from inadequate or failed internal processes, people, or systems or from external events. Operational risk is inherent in all of our activities. Operational risk events include breakdowns related to people, process, and/or technology that could result in financial loss, legal actions, regulatory fines and restrictions, and reputational harm.
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
In order to evaluate and monitor the risks associated with business processes, each business line periodically completes an assessment using the risk assessment methodology. The methodology is designed to identify and assess the business line's exposure to operational risk and determine if action is required to manage the risk to an acceptable level.
In addition to the risk and control self-assessment process, we employ several tools to identify, measure, and monitor operational risks, including loss event data, key risk indicators, root cause analysis, and testing. Our operational risk methodology requires that the primary responsibility for managing both the day-to-day risk and longer-term or emerging risks lies with the business divisions, with independent oversight performed by the second line.
We continue to face heightened operational risk and expect the risk to remain elevated for the near term. This elevated risk profile is due to the layering impact of several factors including: legacy systems requiring upgrade for operational resiliency; reliance on manual processes and models; volume and complexity of business initiatives, including new initiatives we are pursuing as required by the Conservatorship Scorecard; external events such as cybersecurity incidents, other security incidents, and third-party failures; and issues requiring remediation. Other factors contributing to our heightened operational risk are discussed in Risk Factors - Operational Risks.
While our operational risk profile remains elevated, we are continuing to strengthen our control environment by further developing metrics to monitor and report on our risk and control environment.
Operational Resiliency Risk

Operational resiliency risk refers to the potential threats and vulnerabilities that an organization faces in maintaining continuous and reliable operations. It involves the ability to anticipate, prepare for, and operate through disruptions, including technological failures, cybersecurity incidents, natural disasters, supply chain disruptions, and human error. The inability to manage resiliency risk to our critical business processes can impact the achievement of business objectives. To reduce operational resiliency risk, Freddie Mac has implemented strategies, continuity plans, dual-site technology operations, and other risk mitigation measures designed to meet desired recovery time objectives and minimize the impact of a disruption.

FREDDIE MAC | 2023 Form 10-K	84

Management's Discussion and Analysis	Risk Management
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
We rely on CSS and the CSP for the operation of many of our single-family securitization activities. Our business activities would be adversely affected and the market for Freddie Mac securities would be disrupted if the CSP were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us. As the CSP has an operational dependency on Fannie Mae to administer Freddie Mac issued commingled securities, an operational failure at Fannie Mae could also adversely impact the ability of CSS to perform its obligations to Freddie Mac. In the event of a CSS operational failure, we may be unable to issue certain new single-family mortgage-related securities, and investors in mortgage-related securities hosted on the CSS platform may experience payment delays or errors.
For additional information, see Risk Factors - Operational Risks - A failure in our operational systems or infrastructure, or those of third parties, could impair our ability to provide market liquidity, disrupt our business operations, damage our reputation, expose us to legal risk, and cause financial losses.
Cybersecurity Risk

Cybersecurity Risk Management and Strategy
We manage cybersecurity risk using a three lines risk management model and governance structure that is integrated into our enterprise-wide risk framework with oversight by the Board of Directors and its committees and senior management positions, including our EVP – EO&T and Chief Information Security Officer (who reports to our EVP – EO&T). For additional information on our enterprise risk framework, see Risk Management – Overview, Risk Management – Enterprise Risk Framework, and Risk Management – Enterprise Risk Governance Structure. Our cybersecurity program also aligns with the National Institute of Standards and Technology 800-53 control framework.
We continue to invest in cybersecurity to strengthen our capabilities to identify, prevent, detect, respond to, recover, and mitigate risk, and protect our systems, networks, and other technology assets against unauthorized attempts to access confidential or other information (including personal information) or other incidents that may disrupt or degrade our business operations. We require annual training regarding the use of information for new and existing employees as well as contractors and consultants who have access to Freddie Mac technology assets. Our training covers protecting Freddie Mac information, privacy, policy and standards, security best practices, and identifying and reporting potential cyber threats. We use third-party vendors and service providers to help enhance our cybersecurity capabilities and to assist us with cybersecurity program assessments and penetration testing.
We have strengthened our diligence, onboarding, and monitoring capabilities over our third parties. However, our control over the security posture of our third-party vendors and service providers and their supply chain connections remains limited. There can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the systems, networks, and other technology assets owned or controlled by our third-party vendors and service providers.
Material Effects from Cybersecurity Incidents
Our operations rely on the secure, accurate and timely receipt, storage, transmission, use, disclosure, and other processing of confidential and other information (including personal information) in our systems and networks. We also rely on the secure, accurate and timely receipt, storage, transmission, use, disclosure, and other processing of confidential and other information in the systems and networks of our customers and third parties, including suppliers, sellers and servicers, financial market utilities, and other third parties. Cybersecurity risks for companies like ours continue to increase. Like many companies and government entities, from time to time we have been, and expect to continue to be, the target of attempted cybersecurity incidents and other information security threats, including those from nation-state and nation-state supported actors.
Although to date we have not experienced any cybersecurity incidents resulting, or reasonably likely to result in, a material impact to our company, including to our business, financial condition, and results of operations, there is no assurance that our cybersecurity risk management program will prevent cybersecurity incidents from having such impacts in the future.
Additionally, insider threats also remain a risk given our workforce diversification to include contractors, remote workers, part-time employees, and full-time employees. As referenced above, our third-party vendors and service providers and their supply chain connections remain a potential source of risk.
For additional information, see Risk Factors - Operational Risks - Potential cybersecurity threats are changing rapidly and advancing in sophistication. We may not be able to protect our systems and networks, or the confidentiality of our confidential or other information (including personal information), from cybersecurity incidents and other unauthorized access, disclosure, and disruption.

FREDDIE MAC | 2023 Form 10-K	85

Management's Discussion and Analysis	Risk Management
Cybersecurity Governance
The Board of Directors and two of its committees, the Operations and Technology and Risk Committees, oversee the company's information and cybersecurity operations by receiving periodic reports from our EVP – EO&T, the Chief Information Security Officer, and other members of management.
Management
Our management is responsible for assessing and managing cybersecurity risks by establishing and maintaining processes and programs designed to prevent, detect, respond to, and mitigate potential cybersecurity risks. Senior management is regularly informed by our cybersecurity personnel on cybersecurity matters. Our management also engages in periodic cybersecurity exercises and internal cybersecurity incident simulations, including tabletop exercises relating to cyberattacks, ransomware, and other security events. Escalation of specific incidents from our cybersecurity personnel to senior management follow written, risk-based procedures. Our management periodically reports to the Board of Directors, and its committees. These reports include information regarding management's ongoing efforts to manage cybersecurity risk and the steps management has taken towards addressing and mitigating the evolving cybersecurity threat environment. Management discusses cybersecurity developments with the Chairs of the Operations and Technology Committee and the Risk Committee and other Board members between Board and committee meetings, as necessary. Our cybersecurity personnel, and those senior managers who oversee them, including our EVP – EO&T and Chief Information Security Officer, possess demonstrated expertise with cybersecurity matters. For example, our Chief Information Security Officer and members of the Chief Information Security Officer’s leadership team have, on average, over 19 years of work experience in information security or cybersecurity fields and achieved such professional certifications as Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), and Factor Analysis of Information Risk (FAIR). For additional information on the background of our EVP - EO&T, see Directors, Corporate Governance, and Executive Officers - Executive Officers.
Board of Directors
Members of the Board of Directors also receive reports from management regarding certain internal and industry-wide trends and exercises relating to these matters to assist with their oversight responsibilities. The company has written, risk-based procedures to escalate information regarding certain cybersecurity incidents to the appropriate Board members in a timely fashion. Additionally, certain Board members are informed of, and have an opportunity to provide feedback on management's internal cybersecurity incident simulations referenced above.
The Board of Directors and its committees also have authority, as they deem appropriate, to fulfill Board or committee responsibilities, to engage outside consultants or advisors, including technology and cybersecurity experts, and oversee the company's information security program. See MD&A - Risk Management - Overview for additional information on the Board of Directors' role in risk oversight.
Operations and Technology Committee
The Operations and Technology Committee consists entirely of independent directors, has responsibility for overseeing the development and execution of our enterprise information, operations, and technology strategies and the information, operational resiliency and enterprise third-party governance programs. Specifically, the Operations and Technology Committee: (1) oversees our information, operations, and technology strategies and planning, and the implementation of technology initiatives critical to the achievement of our mission, strategy, and business objectives; (2) oversees, in conjunction with the Risk Committee, our management of information (including cybersecurity), technology, operational resiliency, and enterprise third-party governance risk, including the possibility that these risks will adversely affect the achievement of our mission and business objectives; (3) oversees our information (including cybersecurity and information security), operational resiliency and enterprise third-party governance programs, including risk and controls; (4) receives reports related to our technology strategy, practices, and management and potential for innovation from both EO&T and the business areas, as appropriate; and (5) reviews and recommends to the Board for approval the annual EO&T business plan, including relevant performance indicators, and evaluating EO&T against the plan. The Operations and Technology Committee also reviews capabilities for and adequacy of resources allocated to operations and technology enterprise-wide and monitors and evaluates trends in technology that may affect our strategy and business objectives.
Risk Committee
The Risk Committee, which consists entirely of independent directors, oversees on an enterprise-wide basis the company's risk management framework, including credit risk, market risk, liquidity risk, operational risk (including cybersecurity), compliance risk, climate risk, and strategic risk. The Risk Committee reviews and recommends the company's enterprise risk policy and Board-level risk-appetite to the Board of Directors for approval, oversees management’s adherence to Board risk limits and approves any exceptions thereto with notice to the Board, and, among other responsibilities, reviews significant: (1) enterprise risk exposures; (2) risk management strategies; (3) results of risk management reviews and assessments; and (4) emerging risks. The Risk Committee also approves all decisions regarding the appointment or removal of the CRO, and the CRO reports independently to the Risk Committee.

FREDDIE MAC | 2023 Form 10-K	86

Management's Discussion and Analysis	Risk Management
For additional information on the Risk Committee, see Directors, Corporate Governance, and Executive Officers - Board of Directors and Board Committee Information - Board Committees - Risk Committee.
Third-Party Risk

Third-party risk is the risk of failure of an individual or entity engaged to deliver a product, service, or process to, or on behalf of, Freddie Mac. We rely on third parties, and their supply chains, to support critical processes and core functions, and are exposed to operational risks as a result of this reliance. These third parties could experience, directly or through their supply chains, failures due to process breakdowns, technology outages, cybersecurity incidents and other security incidents, adverse financial conditions, or other disruptions. We continue to enhance our enterprise capabilities to manage third-party operational risks. While we continue to mature our program, we may be exposed to associated elevated risks. Our use of third parties increases exposure to cybersecurity incidents through third parties that access, store, and otherwise process our data (including personal information) and their supply chains. Efforts are underway to improve our controls and procedures related to third-party data sharing. We also continue to strengthen our processes related to identifying material subcontractors and service providers of the third parties with which we do business and managing the associated operational risk. We have increased our monitoring of third parties with which we do business that we deem to be critical to our operations; however, our control over their security posture remains limited, and there can be no assurance that we can prevent, mitigate, or remediate the operational risk profile associated with such third parties.
In addition to credit risk exposure, sellers and servicers expose us to operational risk, including operational resilience, information, and reporting risks. Sellers and servicers also expose us to compliance risk resulting from non-compliance with applicable laws, regulations, and FHFA supervisory or conservator requirements. For additional information on our monitoring of our sellers and servicers and related risks, see MD&A - Risk Management - Counterparty Credit Risk and Risk Factors - Operational Risks - We rely on third parties, including our sellers and servicers, or their vendors and other business partners, for certain important functions. Any failures by those third parties to deliver products or services, or to manage risks effectively, could disrupt our business operations or servicing of our portfolio, or expose us to other operational risks.
Model Risk

Model risk is the potential for adverse consequences from model errors or decisions based on the incorrect use or application of model outputs. Models, in general, face significant challenges in accurately forecasting key inputs into our financial projections. These can include, but are not limited to, projections of mortgage rates, house prices, credit defaults, yields, and prepayments. In response, we are managing this risk by closely monitoring model performance and applying model overlays and adjustments when deemed appropriate. These model overlays and adjustments will be driven by the latest developments and emerging trends in the economy, as well as any additional government interventions and internal policy changes. However, these adjustments incorporate subjectivity and may be based upon judgment. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these estimates could have a material impact on our consolidated financial statements.
Model development, changes to existing models, and model risks are managed in each business line according to our three lines framework. New model development and changes to existing models undergo a review process. Each business periodically reviews model performance, embedded assumptions, limitations, and modeling techniques, and updates its models as it deems appropriate. ERM independently validates the work done by the business lines (e.g., conducting independent assessments of ongoing monitoring results, model risk ratings, performance monitoring, and reporting against thresholds and alerts).
Given the importance and complexity of models in our business, model development may take significant time to complete. Delays in our model development process could affect our ability to make sound business and risk management decisions, and increase our exposure to risk. We have procedures designed to manage this risk.
Model risk also exists due to incorrect or insufficient data inputs into models and/or incorrect use of model outputs.
For additional information, see Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.
Compliance Risk

Compliance risk is the risk of non-compliance with applicable laws, regulations, FHFA supervisory or conservator requirements, trustee agreement requirements, or ethical standards (collectively, regulatory obligations). We have established a compliance program, leveraging the three lines enterprise risk framework, to oversee and manage compliance risk, including effective challenge of our business areas’ compliance with such obligations, as appropriate. We maintain policies and procedures that provide the governance framework for the identification, measurement, monitoring, testing, reporting, and remediation of

FREDDIE MAC | 2023 Form 10-K	87

Management's Discussion and Analysis	Risk Management
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
Effectiveness of Our Disclosure Controls and Procedures

Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. As of that date, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see Controls and Procedures.

FREDDIE MAC | 2023 Form 10-K	88

Management's Discussion and Analysis	Liquidity and Capital Resources
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
■    Payments of interest on our debt and non-interest expenses, including costs related to CRT transactions;
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

FREDDIE MAC | 2023 Form 10-K	89

Management's Discussion and Analysis	Liquidity and Capital Resources
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
Table 47 - Liquidity Sources

(In millions)	December 31, 2023(1)	December 31, 2022(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$124,098	$114,339	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage-Related Investments Portfolio	24,469	25,853	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
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
Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks totaled $5.1 billion and $5.0 billion as of December 31, 2023 and December 31, 2022, respectively. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for additional information about our other investments portfolio.

FREDDIE MAC | 2023 Form 10-K	90

Management's Discussion and Analysis	Liquidity and Capital Resources
Mortgage-Related Investments Portfolio

We invest principally in mortgage-related investments, certain categories of which are largely unencumbered and liquid. Our primary source of liquidity among these mortgage assets is our holdings of agency securities. See MD&A - Our Portfolios - Investments Portfolio - Mortgage-Related Investments Portfolio for additional information about our mortgage loans and mortgage-related securities.
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
Primary Sources of Funding

The following table lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 48 - Funding Sources

(In millions)	December 31, 2023(1)	December 31, 2022(1)	Description
Debt of Freddie Mac	$166,419	$166,762	Debt of Freddie Mac is used to fund our business activities.
Debt of Consolidated Trusts	3,041,927	2,979,070	Debt of consolidated trusts is used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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
■    Discount notes and Reference Bills® - Short-term instruments with maturities of one year or less. These products are generally sold on a discounted basis, paying principal only at maturity. Reference Bills are auctioned to dealers on a regular schedule, while discount notes are issued in response to investor demand and our cash needs.
■    Medium-term notes - A variety of fixed-rate and variable-rate medium-term notes, including callable and noncallable securities, and zero-coupon securities, with various maturities.
■    Reference Notes® securities - Reference Notes securities are non-callable fixed-rate securities, which we generally issue with original maturities greater than or equal to two years.
As of December 31, 2023, our aggregate indebtedness, calculated as the par value of debt of Freddie Mac, was $174.0 billion, which was below the $270.0 billion debt cap limit imposed by the Purchase Agreement. Our aggregate indebtedness to meet our funding needs is constrained by the debt cap limit. We disclose the amount of our indebtedness on this basis monthly under the caption "Indebtedness Pursuant to the Purchase Agreement - Total Debt Outstanding" in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com/investors/financials/monthly-volume-summaries.html.

FREDDIE MAC | 2023 Form 10-K	91

Management's Discussion and Analysis	Liquidity and Capital Resources
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
Table 49 - Debt of Freddie Mac Activity

	Year Ended December 31,
	2023		2022
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$7,716	3.49%	$—	—%
Issuances	93,794	4.50	95,098	2.61
Repayments	—	—	—	—
Maturities	(95,478)	4.33	(87,382)	2.52
Total short-term debt	6,032	5.39	7,716	3.49

Long-term:
Beginning balance	170,363	2.22	181,613	1.11
Issuances	53,078	5.52	42,292	4.00
Repayments	(13,743)	5.57	(3,450)	4.22
Maturities	(41,690)	2.52	(50,092)	0.39
Total long-term debt	168,008	3.31	170,363	2.22
Total debt of Freddie Mac, net	$174,040	3.38%	$178,079	2.28%
(1)Average rate is weighted based on par value.
Our callable debt provides us with the option to repay the outstanding principal balance of the debt prior to its contractual maturity date. As of December 31, 2023, $97.0 billion of the outstanding $141.2 billion of callable debt may be called within one year, not including callable debt due to contractually mature within one year.

FREDDIE MAC | 2023 Form 10-K	92

Management's Discussion and Analysis	Liquidity and Capital Resources
Maturity and Redemption Dates
The following table presents the par value of debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.
Table 50 - Maturity and Redemption Dates

	As of December 31, 2023		As of December 31, 2022
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Debt of Freddie Mac(1):
1 year or less	$47,276	$144,232	$48,543	$144,524
1 year through 2 years	61,187	15,249	32,261	3,820
2 years through 3 years	15,645	447	51,658	13,071
3 years through 4 years	12,530	305	5,739	212
4 years through 5 years	10,947	345	7,603	170
Thereafter	24,278	11,285	27,623	11,630
STACR and SCR debt(2)	2,177	2,177	4,652	4,652
Total debt of Freddie Mac	$174,040	$174,040	$178,079	$178,079
(1)As of December 31, 2023 and December 31, 2022, excludes $10.2 billion and $12.0 billion, respectively, of payables related to securities sold under agreements to repurchase that we offset against receivables related to securities purchased under agreements to resell on our consolidated balance sheets.
(2)STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrowers at any time generally without penalty and are, therefore, included as a separate category in the table.
Debt of Consolidated Trusts

The largest component of debt on our consolidated balance sheets is debt of consolidated trusts, which relates to securitization transactions that we consolidate for accounting purposes. We primarily issue this type of debt by securitizing mortgage loans to finance our guarantee activities. When we consolidate securitization trusts, we recognize on our consolidated balance sheets the assets held by the trusts, the majority of which are mortgage loans, and the debt issued by the trusts, the majority of which are Level 1 Securitization Products.
Debt of consolidated trusts represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Debt of consolidated trusts is principally repaid from the cash flows of the mortgage loans held by the securitization trusts that issued the debt. In circumstances when the cash flows of the mortgage loans are not sufficient to repay the debt, we make up the shortfall because we have guaranteed the payment of principal and interest on the debt. In certain circumstances, we have the right and/or obligation to purchase the loan from the trust prior to its contractual maturity. For additional information on our purchases of loans from trusts, see Our Business Segments - Single-Family - Business Overview.
At December 31, 2023, our estimated net exposure to this type of debt (including the amounts that are due to Freddie Mac for debt of consolidated trusts that we purchased) is recognized as the allowance for credit losses on mortgage loans held by consolidated trusts. See Note 6 for details on our allowance for credit losses.
The table below shows the issuance and extinguishment activity for the debt of our consolidated trusts.
Table 51 - Debt of Consolidated Trusts Activity

	Year Ended December 31,
(In millions)	2023	2022
Beginning balance	$2,929,567	$2,732,056
Issuances	423,303	776,015
Repayments and extinguishments	(352,977)	(578,504)
Ending balance	2,999,893	2,929,567
Unamortized premiums and discounts	42,034	49,503
Debt of consolidated trusts	$3,041,927	$2,979,070

FREDDIE MAC | 2023 Form 10-K	93

Management's Discussion and Analysis	Liquidity and Capital Resources
Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, may be affected by our credit ratings. The table below indicates our credit ratings as of January 31, 2024.
Table 52 - Freddie Mac Credit Ratings

Nationally Recognized Statistical Rating Organization
	S&P	Moody's	Fitch
Senior long-term debt	AA+	Aaa	AA+
Short-term debt	A-1+	P-1	F-1+
Preferred stock(1)	D	Ca	C
Outlook	Stable	Negative	Stable
(1)Does not include senior preferred stock issued to Treasury.
Our credit ratings and outlooks are primarily based on the support we receive from Treasury and, therefore, are affected by changes in the credit ratings and outlooks of the U.S. government.
On August 2, 2023, Fitch lowered our Long-Term Issuer Default Rating (IDR) and senior unsecured debt rating to AA+ from AAA and revised the credit rating Outlook to Stable from Negative Watch. This action followed Fitch's downgrade of U.S. government debt ratings on August 1, 2023. On November 11, 2023, Moody's affirmed our long-term senior unsecured debt ratings at Aaa and revised the credit rating Outlook to Negative from Stable. This action followed Moody's change of the Outlook on the U.S. government to Negative from Stable on November 10, 2023.
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

FREDDIE MAC | 2023 Form 10-K	94

Management's Discussion and Analysis	Liquidity and Capital Resources
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
We have the ability to commingle TBA-eligible Fannie Mae collateral in certain of our resecuritization products. When we resecuritize Fannie Mae securities in our commingled resecuritization products, our guarantee covers timely payments of principal and interest on such securities. Accordingly, commingling Fannie Mae collateral in our resecuritization transactions increases our off-balance sheet liquidity exposure as we do not have control over the Fannie Mae collateral. See Note 3 and Note 5 for additional information on our mortgage-related guarantees and guarantees of Fannie Mae securities.
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
In addition, in connection with certain of our multifamily other mortgage-related guarantee arrangements and other securitization products, we have provided commitments to advance funds, commonly referred to as "liquidity guarantees." These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. At both December 31, 2023 and December 31, 2022, there were no liquidity guarantee advances outstanding. See Note 5 and Note 9 for additional information on our commitments.
Cash Flows

■     2023 vs. 2022 - Cash and cash equivalents (including restricted cash and cash equivalents) decreased slightly from $6.4 billion as of December 31, 2022 to $6.0 billion as of December 31, 2023.
■     2022 vs. 2021 - Cash and cash equivalents (including restricted cash and cash equivalents) decreased by $3.8 billion from $10.2 billion as of December 31, 2021 to $6.4 billion as of December 31, 2022, primarily due to a decrease in trust cash driven by lower loan prepayments. We also used available cash flows to increase our investments in securities purchased under agreements to resell.

FREDDIE MAC | 2023 Form 10-K	95

Management's Discussion and Analysis	Liquidity and Capital Resources
Capital Resources
The GSE Act specifies certain capital requirements for us and authorizes FHFA to establish other capital requirements as well as to increase our minimum capital levels or establish additional capital and reserve requirements for particular purposes. In October 2008, FHFA suspended capital classification of us during conservatorship, in light of the Purchase Agreement.
Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. We entered into the Purchase Agreement with Treasury, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. Under the Purchase Agreement, Treasury made a commitment to provide us with equity funding in certain conditions to eliminate deficits in our net worth. Our ability to obtain equity funding from Treasury pursuant to its commitment under the Purchase Agreement has enabled us to avoid being placed into receivership by FHFA and maintain the confidence of the debt markets as having very high-quality credit, upon which our business model is dependent. The amount of available funding remaining under the Purchase Agreement was $140.2 billion as of December 31, 2023, which will be reduced by any future draws.
Pursuant to the Purchase Agreement, we will not have a dividend requirement to Treasury on the senior preferred stock until our Net Worth Amount exceeds the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. Based on our Net Worth Amount of $47.7 billion as of December 31, 2023, no dividend is payable to Treasury for the quarter ended December 31, 2023. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference on the senior preferred stock. Our cumulative senior preferred stock dividend payments totaled $119.7 billion as of December 31, 2023.
The aggregate liquidation preference of the senior preferred stock owned by Treasury was $117.3 billion as of December 31, 2023. The aggregate liquidation preference of the senior preferred stock will be increased, at the end of each fiscal quarter through the Capital Reserve End Date, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. In addition, to the extent that we draw additional funds in the future, the aggregate liquidation preference will increase by the amount of those draws. For additional information on the Purchase Agreement, warrant and senior preferred stock, including our dividend requirement on the senior preferred stock and the commitment fee to be paid to Treasury after the Capital Reserve End Date, see MD&A - Conservatorship and Related Matters, Note 2, and Note 11.
The table below presents activity related to our net worth.
Table 53 - Net Worth Activity

	Year Ended December 31,
(In millions)	2023	2022	2021
Beginning balance, January 1	$37,018	$28,033	$16,413
Comprehensive income	10,704	8,985	11,620
Capital draws from Treasury	—	—	—
Senior preferred stock dividends declared	—	—	—
Total equity / net worth	$47,722	$37,018	$28,033

Remaining Treasury funding commitment	$140,162	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	117,309	107,878	97,959
ERCF

FHFA established the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae in December 2020. Our current capital levels are significantly below the levels that would be required under the ERCF. The ERCF has a transition period for compliance, and we are not required to comply with the regulatory capital requirements or the buffer requirements while in conservatorship. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a transition order, and the compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. With respect to the ERCF’s advanced approaches requirements, the compliance date is January 1, 2028 or any later compliance date specified by FHFA.

FREDDIE MAC | 2023 Form 10-K	96

Management's Discussion and Analysis	Liquidity and Capital Resources
The charts below present the ERCF capital adequacy requirements under the risk-based capital requirement (CET1 capital ratio relative to RWA) and leverage capital requirement (Tier 1 capital ratio relative to ATA). Our required CET1 capital ratio declined to 9.5% as of December 31, 2023 from 10.1% as of December 31, 2022, as risk-weighted assets increased primarily due to Single-Family mortgage portfolio growth, while the stress and stability capital buffers remained relatively flat. The stress and stability capital buffers do not change in proportion to the change in RWA as they are calculated from ATA, which increased this year at a smaller rate than RWA.
Risk-Based Capital Requirement: CET1 Capital Ratio

10.1%
9.5%
2.6%
3.0%
4.5%
2.3%
2.7%
4.5%
2022
2023
Minimum requirement
Stress capital buffer
Stability capital buffer

Leverage Capital Requirement: Tier 1 Capital Ratio

2.8%
0.3%
2.5%
2.8%
0.3%
2.5%
2022
2023
Minimum requirement
PLBA

The ERCF establishes risk-based and leverage capital requirements and includes capital requirements relating to the amount and form of the capital we hold, based largely on definitions of capital used in U.S. banking regulators' regulatory capital framework. The ERCF capital requirements contain both statutory capital elements (total capital and core capital) and regulatory capital elements (CET1 capital, Tier 1 capital, and adjusted total capital). The ERCF also includes a requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress and then rebuilt over time as economic conditions improve. If we fall below the prescribed buffer amounts, we must restrict capital distributions such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored.
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
■ The stability capital buffer is tailored to the risk that our default or other financial distress could pose to the liquidity, efficiency, competitiveness, or resiliency of national housing finance markets. The stability capital buffer is based on our share of residential mortgage debt outstanding. As of December 31, 2023, our stability capital buffer was 0.60% of ATA.
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

FREDDIE MAC | 2023 Form 10-K	97

Management's Discussion and Analysis	Liquidity and Capital Resources
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
Under the ERCF, we are required to submit quarterly ERCF capital reports to FHFA. These requirements include quarterly quantitative information to support the ERCF capital amount and ratio calculations and the underlying enterprise risk weighting calculations. We are also required to publish quarterly ERCF public disclosures and submit an annual capital plan to FHFA. Pursuant to an FHFA rule on stress testing of regulated entities, we are required to conduct annual stress tests using scenarios specified by FHFA to determine whether we have sufficient capital to absorb losses as a result of adverse economic conditions. Under the rule, we must publicly disclose the results of the stress test under the "severely adverse" scenario. See MD&A - Regulation and Supervision - Capital Standards and Public Disclosures for additional information on the ERCF including our reporting requirements.
Capital Metrics
The table below presents the components of our regulatory capital.
Table 54 - Regulatory Capital Components

(In billions)	December 31, 2023	December 31, 2022
Total equity	$48	$37
Less:
Senior preferred stock	73	73
Preferred stock	14	14
Common equity	(39)	(50)
Less: deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	4	5
Common equity Tier 1 capital	(43)	(55)
Add: Preferred stock	14	14
Tier 1 capital	(29)	(41)
Tier 2 capital adjustments	—	—
Adjusted total capital	($29)	($41)
The table below presents the components of our statutory capital.
Table 55 - Statutory Capital Components

(In billions)	December 31, 2023	December 31, 2022
Total equity	$48	$37
Less:
Senior preferred stock	73	73
AOCI, net of taxes	—	(1)
Core capital	(25)	(35)
General allowance for foreclosure losses(1)	7	8
Total statutory capital	($18)	($27)
(1)Represents our allowance for credit losses.

FREDDIE MAC | 2023 Form 10-K	98

Management's Discussion and Analysis	Liquidity and Capital Resources
The table below presents our capital metrics under the ERCF.
Table 56 - Capital Metrics Under ERCF

(In billions)		December 31, 2023			December 31, 2022
Adjusted total assets		$3,775			$3,710
Risk-weighted assets (standardized approach):
Credit risk		884			778
Market risk		54			51
Operational risk		71			70
Total risk-weighted assets		$1,009			$899

(In billions)		December 31, 2023			December 31, 2022
Stress capital buffer		$28			$27
Stability capital buffer		23			23
Countercyclical capital buffer amount		—			—
PCCBA		$51			$50
PLBA		$11			$11

	December 31, 2023
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital (statutory)	$81	N/A	$81	($18)	($99)
CET1 capital	45	$51	96	(43)	(139)
Tier 1 capital	60	51	111	(29)	(140)
Adjusted total capital	81	51	132	(29)	(161)
Risk-based capital ratios(2):
Total capital (statutory)	8.0%	N/A	8.0%	(1.8)%	(9.8)%
CET1 capital	4.5	5.0%	9.5	(4.3)	(13.8)
Tier 1 capital	6.0	5.0	11.0	(2.9)	(13.9)
Adjusted total capital	8.0	5.0	13.0	(2.9)	(15.9)
Leverage capital amounts:
Core capital (statutory)	$95	N/A	$95	($25)	($120)
Tier 1 capital	95	$11	106	(29)	(135)
Leverage capital ratios(3):
Core capital (statutory)	2.5%	N/A	2.5%	(0.7)%	(3.2)%
Tier 1 capital	2.5	0.3%	2.8	(0.8)	(3.6)
Referenced footnotes are included after the prior period table.

FREDDIE MAC | 2023 Form 10-K	99

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2022
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer)	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$72	N/A	$72	($27)	($99)
CET1 capital	40	$50	90	(55)	(145)
Tier 1 capital	54	50	104	(41)	(145)
Adjusted total capital	72	50	122	(41)	(163)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(3.1)%	(11.1)%
CET1 capital	4.5	5.6%	10.1	(6.2)	(16.3)
Tier 1 capital	6.0	5.6	11.6	(4.6)	(16.2)
Adjusted total capital	8.0	5.6	13.6	(4.6)	(18.2)
Leverage capital amounts:
Core capital	$93	N/A	$93	($35)	($128)
Tier 1 capital	93	$11	104	(41)	(145)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(1.0)%	(3.5)%
Tier 1 capital	2.5	0.3%	2.8	(1.1)	(3.9)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At December 31, 2023, our maximum payout ratio under the ERCF was 0.0%, which applies to limit our capital distributions and discretionary bonus payments discussed under the risk-based and leverage capital requirements.

FREDDIE MAC | 2023 Form 10-K	100

Management's Discussion and Analysis	Conservatorship and Related Matters
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
Our current business objectives reflect direction we have received from the Conservator, including in the Conservatorship Scorecards. Certain actions that we have taken pursuant to such direction are intended to help homeowners, renters, and the mortgage market and could have a negative impact on our business, operating results, or financial condition. For additional information on our business objectives, see Note 2.
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
The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP consolidated balance sheets for the applicable fiscal quarter, provided that the aggregate amount funded under the Purchase Agreement may not exceed Treasury's commitment. The amount of any draw will be added to the aggregate liquidation preference of the senior preferred stock and will reduce the amount of available funding remaining. Deficits in our net worth have made it necessary for us to make substantial draws on Treasury's funding commitment under the Purchase Agreement, with the majority of these draws occurring from 2008 to 2011. In addition, increases in our Net Worth Amount since December 2017 have been, and will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock will continue to be increased at the end of each fiscal quarter through the Capital Reserve End Date, by an amount equal to the increase in the Net Worth Amount, if any, during the immediately prior fiscal quarter. As of December 31, 2023, the aggregate liquidation preference of the senior preferred stock was $117.3 billion, and the amount of available funding remaining under the Purchase Agreement was $140.2 billion, which will be reduced by any future draws.
For additional information on the Purchase Agreement, warrant, and senior preferred stock, see Note 2.
The Purchase Agreement and warrant contain covenants that significantly restrict our business and capital activities. For example, the Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

FREDDIE MAC | 2023 Form 10-K	101

Management's Discussion and Analysis	Conservatorship and Related Matters
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
In addition, the Purchase Agreement requires us to comply with the ERCF as published in December 2020, disregarding any subsequent amendment or other modification to that rule. The Purchase Agreement also places limits on our mortgage-related investments portfolio, indebtedness, secondary market activities, single-family loan acquisitions, and multifamily loan purchase activity, as described below. For additional information on the Purchase Agreement covenants, see Note 2, and for related risks, see Risk Factors - Conservatorship and Related Matters.
Limits on Our Mortgage-Related Investments Portfolio and Indebtedness
Our ability to acquire and sell mortgage assets is significantly constrained by limitations under the Purchase Agreement and other limitations imposed by FHFA:
■    The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum of $225 billion effective December 31, 2022. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. Our mortgage-related investments portfolio was $107.2 billion as of December 31, 2023, including $22.2 billion representing 10% of the notional amount of the interest-only securities we held as of December 31, 2023.
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
■    Under the Purchase Agreement, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement decreased to $270 billion on January 1, 2023 as a result of the decrease in the mortgage assets limit under the Purchase Agreement to $225 billion on December 31, 2022. As of December 31, 2023, our aggregate indebtedness for purposes of the debt cap was $174.0 billion.
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
●    Subject to such exceptions as FHFA may prescribe to permit us to acquire single-family mortgage loans that are currently eligible for acquisition, we were required to implement a program reasonably designed to ensure that each single-family mortgage is:
–A qualified mortgage;
–Expressly exempt from the CFPB’s ability-to-repay requirements;
–If secured by an investment property, subject to the related Purchase Agreement restriction described below, which has been suspended;

FREDDIE MAC | 2023 Form 10-K	102

Management's Discussion and Analysis	Conservatorship and Related Matters
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
We will continue to manage these activities in accordance with our risk limits and limitations imposed by FHFA.
Limits on Our Multifamily Loan Purchase Activity
The amount and type of multifamily loans that we purchase are influenced by the loan purchase cap established by FHFA for our multifamily business. In November 2023, FHFA announced that the 2024 loan purchase cap for the multifamily business will be $70 billion, down from $75 billion in 2023. FHFA will continue to require at least 50% of the Multifamily new business activity to be mission-driven, affordable housing. For 2024, loans classified as supporting workforce housing properties will be exempt from the volume caps. FHFA will monitor the multifamily mortgage market and will update the multifamily cap and mission-driven minimum requirements if the data shows changes in the market that warrant adjustments. However, if FHFA determines the actual size of the market is smaller than was initially projected, FHFA will not reduce the cap.
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
In January 2023, FHFA released the 2023 Conservatorship Scorecard. The purpose of this Scorecard is to hold the Enterprises and CSS accountable for fulfilling their core mission requirements by promoting sustainable and equitable access to affordable housing and operating in a safe and sound manner. For additional information on the 2023 Conservatorship Scorecard, see Executive Compensation - CD&A - Determination of 2023 At-Risk Deferred Salary - At-Risk Deferred Salary Based on Conservatorship Scorecard Performance.
On January 30, 2024, FHFA released the 2024 Conservatorship Scorecard. Each year, FHFA releases an annual Scorecard to communicate and provide public awareness of its priorities and expectations for the Enterprises and CSS. For additional information on the 2024 Conservatorship Scorecard, see our Current Report on Form 8-K filed on February 1, 2024.
For additional information on the conservatorship and related matters, see MD&A - Regulation and Supervision, Risk Factors - Conservatorship and Related Matters, Note 2, Note 11, and Directors, Corporate Governance, and Executive Officers - Corporate Governance - Board of Directors and Board Committee Information - Authority of the Board of Directors and Board Committees.
Equitable Housing Finance Plan
On June 8, 2022, FHFA announced the public release of the Enterprises’ Equitable Housing Finance Plans for 2022-2024. The 2022-2024 plan activities are intended to identify and address barriers experienced by renters, aspiring homeowners, and current homeowners – particularly in traditionally underserved minority communities, including using SPCPs to originate loans. The plan activities are updated annually.
Additionally, FHFA has created a pilot transparency framework for the Enterprises to accompany these plans. This framework requires Freddie Mac and Fannie Mae to publish and maintain a list of pilots and test-and-learn activities on their public websites.

FREDDIE MAC | 2023 Form 10-K	103

Management's Discussion and Analysis	Regulation and Supervision
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
In May 2021, FHFA published a final rule that requires Freddie Mac and Fannie Mae to develop credible resolution plans, also known as living wills. The purpose of the rule is to require each Enterprise to develop a resolution plan to facilitate its rapid and orderly resolution under FHFA’s receivership authority in a manner that: (1) minimizes disruption in the national housing finance markets by providing for the continued operation of the core business lines of the Enterprise in receivership by a newly constituted LLRE; (2) preserves the value of the Enterprise's franchise and assets; (3) facilitates the division of assets and liabilities between the LLRE and the receivership estate; (4) ensures that investors in mortgage-backed securities guaranteed by the Enterprises and in Enterprise unsecured debt bear losses in accordance with the priority of payments established in the GSE Act, while minimizing unnecessary losses and costs to these investors; and (5) fosters market discipline by making clear that no extraordinary government support will be available to indemnify investors against losses or fund the resolution of an Enterprise. The rule also addresses procedural requirements related to the frequency and timing for submission of resolution plans to FHFA. The rule provides a set of required and prohibited assumptions when developing the resolution plans, including assuming that receivership may occur under the severely adverse economic conditions provided by FHFA in conjunction with any stress testing required or another scenario provided by FHFA, not assuming the provision or continuation of extraordinary government support (including support under the Purchase Agreement), and reflecting statutory provisions that obligations and securities of the Enterprises are not guaranteed by the United States and do not constitute a debt or obligation of the United States. Freddie Mac submitted its first resolution plan on April 5, 2023.
The appointment of FHFA as receiver would immediately terminate the conservatorship. In the event of receivership, the GSE Act requires FHFA, as the receiver, to organize a LLRE with respect to Freddie Mac. Among other requirements, the GSE Act provides that this LLRE:
■ Would succeed to Freddie Mac's Charter and thereafter operate in accordance with and subject to such Charter;

FREDDIE MAC | 2023 Form 10-K	104

Management's Discussion and Analysis	Regulation and Supervision
■ Would assume, acquire, or succeed to our assets and liabilities to the extent that such assets and liabilities are transferred by FHFA to the LLRE; and
■ Would not be permitted to assume, acquire, or succeed to any of our obligations to shareholders.
Placement into receivership would likely have a material adverse effect on holders of our common stock and preferred stock, and could have a material adverse effect on holders of our debt securities and Freddie Mac mortgage-related securities. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. For additional information on the risks to our business relating to receivership and uncertainties regarding the future of our business, see Risk Factors - Conservatorship and Related Matters.
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
Originally published in December 2020, the ERCF rule was amended by FHFA three times in 2022 and once in 2023.
The ERCF establishes risk-based and leverage capital requirements for the Enterprises, and includes the following:
■    Capital requirements relating to the amount and form of the capital we hold, based largely on definitions of capital used in U.S. banking regulators' regulatory capital framework. The final rule includes leverage-based and risk-based requirements, which together determine the requirements for each tier of capital;
■    A requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress and then rebuilt over time as economic conditions improve. If we fall below the prescribed buffer amounts, we must restrict capital distributions such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored;
■    A requirement to publish quarterly public capital reports, regardless of our status in conservatorship;
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
Our current capital levels are significantly below the levels that would be required under the ERCF. The ERCF has a transition period for compliance. In general, the compliance date for the regulatory capital requirements in the ERCF will be the later of the date of termination of our conservatorship and any compliance date provided in a consent order or other transition order. The compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. With respect to the ERCF’s advanced approaches requirements, the compliance date is January 1, 2028, or any later compliance date specified by FHFA. Further, the Purchase Agreement includes a covenant requiring us to comply with the ERCF disregarding any subsequent amendment or other modifications to the final rule as published in December 2020. Consistent with FHFA instruction, we are reporting our regulatory capital requirements under the ERCF as subsequently amended by FHFA. Therefore, we are not in compliance with this Purchase Agreement covenant. FHFA has acknowledged this noncompliance.
In February 2022, FHFA issued a final rule that amended the ERCF by refining the PLBA and risk-based capital treatment of retained CRT exposure for the Enterprises. Specifically, the final rule replaced the fixed PLBA equal to 1.5% of an Enterprise's ATA with a dynamic PLBA equal to 50% of the Enterprise's stability capital buffer (which is related to the Enterprise's relative share of total residential mortgage debt outstanding that exceeds 5%); replaced the prudential floor of 10% on the risk weight assigned to any retained CRT exposure with a prudential floor of 5% on the risk weight assigned to any retained CRT exposure; and removed the requirement that an Enterprise must apply an overall effectiveness adjustment to its retained CRT exposures. The final rule also made technical corrections to various provisions of the ERCF. For additional information on these capital standards, see Note 18. For additional information on risks related to non-compliance with the Purchase Agreement, see Risk Factors – Conservatorship and Related Matters - The Purchase Agreement and the terms of the senior preferred stock significantly limit our business activities. In the event of non-compliance with any Purchase Agreement covenants, Treasury may be entitled to specific performance, damages, and other remedies, and if the corrective actions we were to take were determined by FHFA to be insufficient, FHFA could impose penalties on us or take other remedial actions.
In 2022, FHFA also amended the ERCF to introduce new public disclosure requirements for the Enterprises. The requirements include quarterly quantitative and annual qualitative disclosures related to risk management, corporate governance, capital

FREDDIE MAC | 2023 Form 10-K	105

Management's Discussion and Analysis	Regulation and Supervision
structure, and capital requirements and buffers under the standardized approach. The required public disclosures cover 11 categories, with each category containing certain qualitative and quantitative disclosures, many of which are identical or similar to the disclosures applicable to U.S. banking organizations subject to the standardized approach. These public disclosures must be made no later than 10 business days after we file the corresponding Annual Report on SEC Form 10-K or Quarterly Report on Form 10-Q. We made our first public disclosure in March 2023.
The third amendment to the ERCF rule in 2022 requires the Enterprises to submit annual capital plans to FHFA and provide prior notice for certain capital actions. The amendment also incorporates the determination of the stress capital buffer, an element of the ERCF, into the capital planning process. We submitted our first capital plan to FHFA in May 2023.
In November 2023, FHFA issued a final rule that amends several provisions of the ERCF. The final rule includes modifications of certain provisions of the ERCF related to guarantees on commingled securities, multifamily mortgage exposures secured by properties with government subsidies, and derivatives and cleared transactions, among other modifications. These amendments clarify certain aspects of the ERCF and help to further align the ERCF with the risks faced by the Enterprises. In general, these amendments are effective April 1, 2024, with the exception of the provisions related to derivatives and cleared transactions, which are effective January 1, 2026. In addition, the amendments also extended the compliance date for the advanced approaches from January 1, 2025 to January 1, 2028.
Pursuant to an FHFA rule on stress testing of regulated entities, Freddie Mac and Fannie Mae are required to conduct annual stress tests using scenarios specified by FHFA to determine whether each Enterprise has sufficient capital to absorb losses as a result of adverse economic conditions. Under the rule, the Enterprises must publicly disclose the results of the stress test under the "severely adverse" scenario. In accordance with FHFA guidance, in August 2023, we disclosed the results of our 2023 "severely adverse" scenario stress test.
New Products

The GSE Act requires Freddie Mac and Fannie Mae to obtain the prior approval of FHFA before offering a new product to the market, subject to certain exclusions. The GSE Act also requires us to provide FHFA with written notice of any new activity that we consider not to be a product. While FHFA published an interim final rule on prior approval of new products to implement these statutory requirements in July 2009, it also stated that permitting us to engage in new products is inconsistent with the goals of conservatorship and instructed us not to submit such requests under the interim final rule. In December 2022, FHFA published a final rule that outlines the process for FHFA review and timelines for approving a new product, which is defined as any new activity that FHFA determines merits public notice and comment about whether it is in the public interest. The rule states that FHFA may approve a new product if the Director of FHFA determines that it is authorized under specific provisions of the Enterprise’s Charter, is in the public interest, and is consistent with the safety and soundness of the Enterprise or the mortgage finance system. The rule also establishes objective criteria for determining what constitutes new activity, and clarifies certain exclusions.
Enterprise Fair Lending and Fair Housing Compliance

In December 2021, FHFA released an advisory bulletin to provide FHFA's supervisory expectations and guidance to Freddie Mac and Fannie Mae on fair lending and fair housing compliance. FHFA considers ensuring Enterprise compliance with fair lending laws part of FHFA's obligation to further the purposes of the Fair Housing Act in its program of regulatory and supervisory oversight of the Enterprises and its responsibility to ensure that the Enterprises comply with applicable laws.
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

FREDDIE MAC | 2023 Form 10-K	106

Management's Discussion and Analysis	Regulation and Supervision
FHFA housing goals applicable to our 2023 purchases consist of four goals and two subgoals for single-family owner-occupied housing, one multifamily affordable housing goal, and two multifamily affordable housing subgoals. The single-family goals are expressed as a percentage of the total number of eligible loans underlying our total single-family loan purchases, and the multifamily goals are expressed as a percentage of units financed.
We may achieve a single-family or multifamily housing goal by meeting or exceeding the FHFA benchmark level for that goal (Benchmark Level). We also may achieve a single-family goal by meeting or exceeding the actual share of the market that meets the criteria for that goal (Market Level).
If the Director of FHFA finds that we failed (or there is a substantial probability that we will fail) to meet a housing goal and that achievement of the housing goal was or is feasible, the Director may require the submission of a housing plan that describes the actions we will take to achieve the unmet goal. FHFA has the authority to take actions against us if we fail to submit a required housing plan, submit an unacceptable plan, fail to comply with a plan approved by FHFA, or fail to submit certain mortgage purchase data, information or reports as required by law. See Risk Factors - Legal and Compliance Risks - We may not achieve our housing goals, duty to serve, and equitable housing finance requirements, and we also may make certain changes to our business in an attempt to meet these goals and requirements, both of which may expose us to additional legal and compliance risk and adversely affect our business, financial condition, and results of operations.
Affordable Housing Goals Results

In October 2023, FHFA informed us that, for 2022, we achieved all six of our single-family housing goals and subgoals, and all three of our multifamily goals and subgoals. Our performance on the goals, as determined by FHFA, is set forth in the table below.
Table 57 - 2022 and 2021 Affordable Housing Goals Results

	2022			2021
Affordable Housing Goals	Benchmark Level	Market Level	Results	Benchmark Level	Market Level	Results
Single-Family:
Low-income home purchase goal	28%	26.8%	29.0%	24%	26.7%	27.4%
Very low-income home purchase goal	7	6.8	7.1	6	6.8	6.3
Low-income areas home purchase goal	20	28.0	28.7	18	22.9	21.8
Minority census tracts home purchase subgoal	10	12.1	12.8	N/A	N/A	N/A
Low-income census tracts home purchase subgoal	4	9.7	9.1	14	19.1	18.0
Low-income refinance goal	26	37.3	37.1	21	26.1	24.8
Multifamily:
Low-income goal (units)	415,000	N/A	420,107	315,000	N/A	373,225
Very low-income subgoal (units)	88,000	N/A	127,733	60,000	N/A	87,854
Small multifamily (5-50 units) low-income subgoal	23,000	N/A	27,103	10,000	N/A	31,913
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

FREDDIE MAC | 2023 Form 10-K	107

Management's Discussion and Analysis	Regulation and Supervision
Table 58 - 2022-2024 Single-Family Affordable Housing Goal Benchmark Levels

Affordable Housing Goals	Benchmark Levels for 2022-2024
Single-Family:
Low-income home purchase goal	28%
Very low-income home purchase goal	7
Low-income areas home purchase goal(1)	20
Minority census tracts home purchase subgoal	10
Low-income census tracts home purchase subgoal	4
Low-income refinance goal	26
(1)The low-income areas home purchase goal benchmark level is the sum of (1) the minority census tracts home purchase subgoal, (2) the low-income census tracts home purchase subgoal, and (3) a disaster areas increment set in accordance with existing practice. Each year, FHFA notifies Freddie Mac by letter of the disaster areas increment for that year only. The disaster areas increment for 2023 was set at 6%, the same level as 2022, and it has not yet been set for 2024. Therefore, the low-income areas home purchase goal benchmark level of 20% applies only to 2022 and 2023.
2023-2024 Multifamily Affordable Housing Goals

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
Table 59 - 2023-2024 Multifamily Affordable Housing Goal Benchmark Levels

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
Freddie Mac is currently operating under an underserved markets plan for 2022-2024. In 2023, FHFA evaluated Freddie Mac and Fannie Mae’s 2022 Duty to Serve performance under their respective Plans and determined that each Enterprise complied with its Duty to Serve requirements in all three underserved markets. For 2022, FHFA assigned Freddie Mac a rating of Low Satisfactory for its activities in the affordable housing preservation market, a rating of High Satisfactory for its activities in the manufactured housing market, and a rating of High Satisfactory for its activities in the rural housing market.
In April 2023, FHFA released a final rule amending the Enterprise Duty to Serve Underserved Markets regulation. The final rule allows Freddie Mac’s activities in all colonia census tracts to be eligible for Duty to Serve credit. The final rule: (1) adds a new definition for “colonia census tract” to mean that a census tract containing a colonia will serve as a census tract-based proxy for a colonia; (2) amends the definition of “high-needs rural region” by substituting “colonia census tract” for “colonia”; and (3) amends the definition of “rural area” to include all colonia census tracts, regardless of their location. The final rule went into effect on July 1, 2023.

FREDDIE MAC | 2023 Form 10-K	108

Management's Discussion and Analysis	Regulation and Supervision
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
During 2023, we completed $0.3 trillion of new business purchases subject to this requirement and accrued $146 million of related expense, of which $95 million is related to the Housing Trust Fund administered by HUD and $51 million is related to the Capital Magnet Fund administered by Treasury. We are prohibited from passing through the costs of these allocations to the originators of the loans that we purchase.
Portfolio Activities

The GSE Act provides FHFA with the power to regulate the size and composition of our mortgage-related investments portfolio. The GSE Act requires FHFA to establish, by regulation, criteria governing portfolio holdings to ensure the holdings are backed by sufficient capital and consistent with our mission and safe and sound operations. FHFA adopted the portfolio holdings criteria established in the Purchase Agreement, as it may be amended from time to time, for so long as we remain subject to the Purchase Agreement. See MD&A - Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness for additional information.
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
Targeted Pricing Changes to Enterprise Pricing Framework

In October 2022, FHFA announced targeted changes to the Enterprises’ guarantee fee pricing by eliminating upfront fees for certain borrowers and affordable mortgage products, while implementing targeted increases to the upfront fees for most cash-out refinance loans. As part of the pricing changes stemming from FHFA’s ongoing review of the Enterprises’ pricing framework, FHFA has eliminated upfront fees for:
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
To minimize the potential for market or pipeline disruption, the updated fees took effect for deliveries and acquisitions on May 1, 2023.
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

FREDDIE MAC | 2023 Form 10-K	109

Management's Discussion and Analysis	Regulation and Supervision
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
Under the current ability-to-repay rule, qualified mortgages include loans for which lenders consider and verify the borrower’s income, assets, debts, and DTI or residual income, meet certain pricing thresholds, and satisfy the product features, pricing, points, and fee requirements.
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
Final Rule Regarding Conflicts of Interest in Securitizations

In November 2023, the SEC adopted a final rule that generally would prohibit “securitization participants” (e.g., underwriters or sponsors) from, directly or indirectly, engaging in any transaction that would involve or result in any material conflict of interest between the securitization participant and an investor in the asset-backed security (ABS) during a specified period of time. The rule provides exceptions for certain: (1) risk-mitigating hedging activities; (2) bona fide market-making activities; and (3) liquidity commitments. We believe that the risk-mitigating hedging exception will enable us to continue to conduct our credit risk transfer transactions. Securitization participants must comply with the rule with respect to any ABS the first closing of the sale of which occurs on or after June 9, 2025.

FREDDIE MAC | 2023 Form 10-K	110

Management's Discussion and Analysis	Critical Accounting Estimates
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
Determining the appropriateness of the Single-Family allowance for credit losses is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require us to make judgments about matters that are difficult to predict. Our estimate of expected credit losses incorporates these judgments into an internally-based model that uses a Monte Carlo simulation which generates many possible house price scenarios for up to 40 years for each MSA. These scenarios are used to estimate loan-level expected future cash flows and credit losses based on each loan's individual characteristics.
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
Table 60 - Forecasted House Price Growth Rates

	12-Month Forward	13- to 24- Month Forward
December 31, 2023	2.8%	2.0%
December 31, 2022	(3.0)	(1.8)
The sensitivity of our allowance for credit losses to house price growth rates changes over time depending on current and forecasted economic conditions and the current characteristics of our portfolio. To assess the sensitivity of our allowance for credit loss estimates to forecasted house price growth rates for the current period end, we compared the estimates under the above December 31, 2023 forecast to model estimates using a decrease of 300 bps to the forecasted house price growth rate 12 months from the current period end, including generating an updated Monte Carlo simulation of house price scenarios, with all other factors held constant. The comparison did not result in a material increase in our allowance for credit losses.
This sensitivity analysis assesses hypothetical changes to our forecasted house price growth rates which are calculated separately from our allowance for credit losses process. The sensitivity analysis is not reflected in management's forecast of house price growth rates nor in our allowance for credit losses for the current period end. Further, it is not intended to imply management’s expectation of future changes in our forecasts or any other variables that may change as a result. It is difficult to estimate how potential changes in any one factor or input might affect the allowance for credit losses because management considers a wide variety of factors and inputs in estimating expected credit losses, and changes in one factor or input may offset changes in other factors or inputs. In addition, changes in forecasted house price growth rates result in non-linear impacts to the measurement of the allowance for credit losses and are therefore not incrementally proportional.
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

FREDDIE MAC | 2023 Form 10-K	111

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
■    Mortgage fraud from third parties and borrowers could result in significant financial losses and harm to our reputation.
■    Declines in national or regional house prices, other adverse changes in the housing market, declines in the value of Multifamily properties, or adverse macroeconomic conditions, could negatively affect our Single-Family and Multifamily businesses.
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
■    We are exposed to increased credit losses and credit-related expenses in the event of a catastrophic event or significant climate change effects.
■    Our CRT transactions may not be available to us in adverse economic conditions. These transactions also increase our expenses.
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
■    Commingling certain Fannie Mae securities in resecuritizations has increased our counterparty risk.
■    The profitability of our Multifamily business could be adversely affected by market competition and/or decreased investor

FREDDIE MAC | 2023 Form 10-K	112

Risk Factors
demand for our K Certificates, Multifamily PCs, and other securities.
■    The transition to SOFR as the replacement index for LIBOR and as the floating rate index for new issuances of loans, securities, and derivative transactions could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth.
Liquidity Risks
■    Our activities may be adversely affected if funding is limited or unavailable, or if the cost is increased.
■    Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business.
Operational Risks
■    A failure in our operational systems or infrastructure, or those of third parties, could impair our ability to provide market liquidity, disrupt our business operations, damage our reputation, expose us to legal risk, and cause financial losses.
■    Potential cybersecurity threats are changing rapidly and advancing in sophistication. We may not be able to protect our systems and networks, or the confidentiality of our confidential or other information (including personal information), from cybersecurity incidents and other unauthorized access, disclosure, and disruption.
■    We rely on third parties, including our sellers and servicers, or their vendors and other business partners, for certain important functions. Any failures by those third parties to deliver products or services, or to manage risks effectively, could disrupt our business operations or servicing of our portfolio, or expose us to other operational risks.
■    We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.
■    The use of AI/ML methods contain inherent risks that may expose us to unexpected losses, damage our reputation, have an adverse impact on our business operations, and violate our legal and regulatory obligations.
■    Climate change concerns could adversely affect our business, affect customer activity levels, and damage our reputation.
■    Legislative or regulatory changes or actions could require operational changes that could adversely affect our business activities and financial results.
Legal and Compliance Risks
■    We face risk of non-compliance with our legal and regulatory obligations.
■    We may not achieve our housing goals, duty to serve, and equitable housing finance requirements, and we also may make certain changes to our business in an attempt to meet these goals and requirements, both of which may expose us to additional legal and compliance risk and adversely affect our business, financial condition, and results of operations.
General Risks
■    Changes in global or domestic economic and political conditions may have an adverse effect on our business.
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
Bills have been and may continue to be introduced in Congress concerning the future status of Freddie Mac, Fannie Mae, and the mortgage finance system, including bills that provide for the wind down of Freddie Mac and Fannie Mae and modification of the terms of the Purchase Agreement.
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

FREDDIE MAC | 2023 Form 10-K	113

Risk Factors
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
We are under the control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines our strategic direction. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities, such as the initiatives we are pursuing under the Conservatorship Scorecards. Some of the activities FHFA has required us to undertake have been costly and/or difficult to implement, such as development and support of the CSP. The current Administration has not articulated a formal position on housing finance reform or the future of Freddie Mac and Fannie Mae. Nonetheless, the Administration and FHFA have indicated that their current areas of focus in the housing market include issues related to affordability, equity, sustainability, and climate change. For example, our 2023 Conservatorship Scorecard included several objectives related to promoting sustainable and equitable housing finance markets, affordable housing opportunities, and consideration of climate change risks. In addition to oversight by FHFA as our Conservator, we are subject to regulation and oversight by FHFA under our Charter and the GSE Act and to certain regulation by other government agencies. FHFA has the power to require us to change our processes, take action, and/or stop taking action that could impact our business; FHFA exercises this power from time to time.
FHFA has required and may again in the future require us to make changes to our business that have adversely affected our business or financial results and could require us to make additional changes at any time. FHFA may require us to undertake activities that (1) reduce our profitability; (2) expose us to additional credit, market, funding, operational, legal, and other risks; or (3) provide additional support for the mortgage market that serves our mission, but adversely affects our business or financial results. The implementation of newer credit score models may introduce complexities to our business and economic model, the timing and impact of which are uncertain at this time.
FHFA also has required us to take other actions that may adversely affect our business or financial results, such as requiring us to maintain increased liquidity and directing us to amend the CSS LLC agreement in a manner that limits our influence over CSS Board decisions. During conservatorship, the CSS Board Chair must be designated by FHFA, and all CSS Board decisions require the affirmative vote of the Board Chair. FHFA also has the right to appoint up to three additional CSS Board members. Two of these seats have not been filled, and if FHFA appoints two additional independent members, the CSS Board members we and Fannie Mae appoint could be outvoted by FHFA-designated Board members on any matter during conservatorship and on a number of significant matters after conservatorship. It is possible that FHFA may require us to make additional changes to the CSS LLC agreement, or may otherwise impose restrictions or provisions relating to CSS or the UMBS, that may adversely affect us.
From time to time, FHFA has prevented us from engaging in business activities or transactions that we believe would be profitable or otherwise beneficial to our business, and it may do so again in the future. For example, FHFA has limited the size and composition of our mortgage-related investments portfolio and the amount and type of new single-family and multifamily loans we may acquire. We may be required to adopt business practices that help serve our mission and other non-financial objectives, but that may negatively affect our future financial results. Congress or FHFA may require us to set aside or otherwise pay monies to fund third-party initiatives, such as the existing requirement under the GSE Act that we allocate amounts for certain housing funds. FHFA also could require us to take actions that would adversely affect our ability to compete and innovate, such as through its rule for new GSE products and activities; changing our risk appetite (including risk limits); and limiting our control over pricing. FHFA is also Conservator of Fannie Mae, our primary competitor. FHFA’s actions, as Conservator of both companies, has required, and could in the future require, us and Fannie Mae to take a uniform approach to certain activities, limiting innovation and competition and possibly putting us at a competitive disadvantage because of differences in our respective businesses. FHFA also could limit our ability to compete with new entrants and other institutions. The combination of the restrictions on our business activities and our potential inability to generate sufficient revenue through

FREDDIE MAC | 2023 Form 10-K	114

Risk Factors
our guarantee activities to offset the effects of those restrictions may have an adverse effect on our results of operations and financial condition.
Furthermore, the conservatorship has resulted in one material weakness in our internal control over financial reporting that could result in errors in our reported results, which could have a material adverse effect on our business and operations. Our material weakness relates specifically to the impact of the conservatorship on our disclosure controls and procedures. Because we are under the control of FHFA, some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our Conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Because FHFA currently functions as both our regulator and our Conservator, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures relating to information known only to FHFA. As a result, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known only to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our financial statements. Given the structural nature of this material weakness, we do not expect to remediate this weakness while we are under conservatorship. See Controls and Procedures for further discussion of management’s conclusions on our disclosure controls and procedures and internal control over financial reporting.
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
The Purchase Agreement prohibits us from taking a variety of actions without Treasury's consent. Treasury has the right to withhold its consent for any reason. The restrictions on our business under the Purchase Agreement, senior priority position and net worth sweep dividend provisions of the senior preferred stock, and warrant held by Treasury could adversely affect our ability to attract capital from the private sector in the future, should we be in a position to do so. For additional information, see Conservatorship and Related Matters - Freddie Mac's Future is Uncertain.
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
We can be put into receivership at the discretion of the Director of FHFA at any time for a number of reasons set forth in the GSE Act. Bills have been and may continue to be introduced in Congress that provide for Freddie Mac to be placed into receivership. In addition, FHFA could be required to place us into receivership if Treasury were unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth. Treasury might not be able to provide the requested funding if, for example, the U.S. government were not fully operational because Congress had failed to approve funding or the government had reached its borrowing limit. For additional information, see MD&A - Regulation and Supervision.
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

FREDDIE MAC | 2023 Form 10-K	115

Risk Factors
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
Our business is highly dependent on the talents and efforts of our employees. While voluntary employee turnover increased in 2022, it decreased significantly in 2023 to a level more consistent with historical experience.
The conservatorship, uncertainty of our future, and limitations on executive and employee compensation have had, and are likely to continue to have, an adverse effect on our ability to retain and recruit talent. The restrictions on the type of compensation we may pay while under conservatorship include:
■    The Equity in Government Compensation Act of 2015 limits the compensation and benefits for our Chief Executive Officer to the level that was in place as of January 1, 2015 while we are in conservatorship or receivership. Accordingly, annual direct compensation for our CEO is limited to base salary at an annual rate of $600,000.
■    The Stop Trading on Congressional Knowledge Act of 2012, known as the STOCK Act, and related FHFA regulations prohibit our senior executives from receiving bonuses during conservatorship.
■    FHFA, as our Conservator, has the authority to approve the terms and amount of our executive compensation and may require us to make changes to our EMCP. For additional information on restrictions on executive compensation, see Executive Compensation – CD&A – Other Executive Compensation Considerations – Legal, Regulatory, and Conservator Restrictions on Executive Compensation.
■    The terms of the Purchase Agreement with Treasury contain specified restrictions relating to compensation, including a prohibition on selling or issuing equity securities without Treasury’s prior written consent except under limited circumstances, which effectively eliminates our ability to offer equity-based compensation to our employees.
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
The cap on our CEO compensation historically has made retention and succession planning for this position difficult, and it may make it difficult to attract qualified candidates for this critical role in the future.
We face competition from the financial services and technology industries, and from businesses outside of these industries, for well-qualified and diverse talent. This competition has made the attraction and retention of executive and employee talent more challenging. If this increased competition persists and if we are unable to attract and retain executives and other employees with the necessary skills and talent, or the market for talent further intensifies, we may face increased operational risk, and our business or financial results could be materially adversely affected. Leadership departures, especially multiple departures at approximately the same time, could also materially adversely affect our business, results of operations, and financial condition.
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

FREDDIE MAC | 2023 Form 10-K	116

Risk Factors
consolidated balance sheets. We are also exposed to mortgage credit risk with respect to guaranteed securities and guarantee arrangements that are not reflected as assets on our consolidated balance sheets, including K Certificates and certain other senior subordinate securitizations.
We have loans in our Single-Family mortgage portfolio with certain characteristics that are typically associated with higher levels of credit risk. See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Monitoring Loan Performance and Characteristics for additional information on the characteristics of the loans in our Single-Family mortgage portfolio. We also expect to continue acquiring loans with higher LTV ratios, as well as loans with higher DTI ratios, generally up to 50%, which will increase our exposure to credit risk. Our current and/or future efforts to increase eligible borrowers' access to single-family mortgage credit, including our affordable housing program, changes in loan products, and our plan for fulfilling our duty to serve underserved markets and FHFA requirements and guidance related to equitable housing, may expose us to increased mortgage credit risk.
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
We can exercise certain contractual remedies for loans that do not meet our standards. Our representation and warranty framework relieves sellers of certain repurchase obligations with respect to single- family loans. We may face greater exposure to credit and other losses because our ability to enforce repurchases from sellers may be limited. In addition, to the extent that we accept alternatives to repurchase, we may ultimately recover less than if we had enforced repurchase rights.
Our suite of tools, collectively referred to as Loan Advisor, offers limited representation and warranty relief for certain loan components that satisfy automated data analytics related to appraisal quality, collateral valuation, certain condominium project requirements, borrower assets, and borrower income. In general, limited representation and warranty relief is offered when information is validated against independent data sources and/or Freddie Mac analytics and risk assessments. However, there is a risk that the enhanced tools and processes provided by Loan Advisor will not enable us to identify all breaches in a timely manner. In addition, there is a risk that data provided by the independent data sources is not accurate, impacting the representation and warranty relief decision. In turn, this could increase our exposure to credit and other losses. For additional information, see MD&A - Risk Management - Single-Family Mortgage Credit Risk and MD&A - Risk Management - Operational Risk - Third-Party Risk.
Mortgage fraud from third parties and borrowers could result in significant financial losses and harm to our reputation.
In the process of purchasing, securitizing, and servicing mortgage loans, we rely on information provided to us by third parties. We also rely on the representation of such third parties as to the accuracy and completeness of the information. This exposes us to the risk that one or more of the third parties involved in a transaction (for example, the borrower, seller, broker, appraiser, title agent, loan officer, or servicer) will intentionally or negligently engage in fraud by misrepresenting facts about a mortgage loan. While we have certain measures to protect against mortgage fraud, there is no guarantee our measures will reduce our exposure to this risk. We have experienced financial losses resulting from mortgage fraud, including institutional fraud perpetrated by counterparties. In the future, we may experience additional financial losses or reputational damage as a result of mortgage fraud.
Declines in national or regional house prices, other adverse changes in the housing market, declines in the value of Multifamily properties, or adverse macroeconomic conditions, could negatively affect both our Single-Family and Multifamily businesses.
Our financial results and business volumes can be negatively affected by declines in house prices, other adverse changes in the housing market, declines in the value of Multifamily properties, or adverse macroeconomic conditions. This could (1) significantly increase our expected credit losses; (2) result in higher stress losses for both the Single-Family and Multifamily

FREDDIE MAC | 2023 Form 10-K	117

Risk Factors
portfolios; (3) increase our losses on foreclosure alternatives, third-party sales, and dispositions of REO properties; (4) reduce our returns or result in losses on our Single-Family and Multifamily guarantee business, as default rates could be higher than we expected when we issued the guarantees; (5) negatively affect the value of our unsecuritized loans, which could cause us to change our disposition strategies for our Single-Family delinquent and modified loans; or (6) adversely impact our ability to transfer credit risk. For additional information regarding these risks, see MD&A - Risk Management - Credit Risk.
The proportion of our refinance loan purchases to total loan purchases has decreased as mortgage interest rates have increased. This could increase our exposure to mortgage credit risk, as refinance loans (particularly those that do not involve "cash-out") generally present less credit risk than purchase loans. Cash-out refinance loans acquired in a higher interest-rate environment similarly expose us to greater mortgage credit risk. Some of our seller/servicer counterparties are highly dependent on refinance loan volumes. A decrease in such volumes could adversely affect these counterparties, which could increase our exposure to counterparty credit risk.
We are exposed to counterparty credit risk with respect to our business counterparties. Our financial results may be adversely affected if one or more of our counterparties fail to meet their contractual obligations to us.
We depend on our institutional counterparties to provide services that are critical to our business. We face the risk that one or more of our counterparties may fail to meet their contractual obligations to us. Our major counterparties include sellers, servicers, credit enhancement providers, and counterparties to derivatives, short-term lending, and other funding transactions (e.g., cash and other investments transactions). For additional information, see MD&A - Risk Management - Counterparty Credit Risk.
Many of our major counterparties provide several types of services to us. The concentration of our exposure to our counterparties remains high. Efforts we take to reduce exposure to financially weak counterparties could increase the relative concentration of our exposure to other counterparties, increase our costs, and reduce our revenue. It is possible that our counterparties could experience challenging market conditions or other events that could adversely affect their liquidity and financial condition and cause some of them to become insolvent or otherwise fail to perform their obligations to us. Many of our counterparties are subject to increasingly complex regulatory requirements and oversight, which place additional stress on their resources and may affect their ability or willingness to do business with us.
Credit risk related to Single-Family seller/servicers
We are exposed to credit risk from the seller/servicers of our Single-Family loans, as described below.
■    A decline in servicing performance - A decline in a servicer's performance, such as delayed foreclosures or missed opportunities for foreclosure alternatives, could significantly affect our ability to mitigate credit losses and could affect the overall credit performance of our Single-Family mortgage portfolio. A large volume of seriously delinquent loans, the complexity of the servicing function, and heightened liquidity requirements are significant factors contributing to the risk of a decline in performance by servicers. Servicers may experience financial and other difficulties due to the advances they are required to make to us on delinquent single-family mortgages, including mortgages subject to forbearance plans. We could be adversely affected if our servicers lack appropriate controls, experience a failure in their controls, or experience a disruption in their ability to service loans, including as a result of a cybersecurity incident, legal or regulatory actions, or financial difficulties. We also are exposed to fraud by third parties in the loan servicing function, particularly with respect to short sales and other dispositions of non-performing assets. Additionally, we rely on the accuracy of information provided by servicers, which exposes us to the risk that the data provided to us may be inaccurate.
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
■    Significant exposure to non-depository institutions - A large volume of our single-family loans is acquired from and serviced by non-depository institutions. Some of these institutions may not have the same financial strength or operational

FREDDIE MAC | 2023 Form 10-K	118

Risk Factors
capacity, or be subject to the same level of regulatory oversight, as large depository institutions. As a result, we face increased risk that these counterparties could fail or otherwise be unable to perform their obligations to us. In particular, non-depository servicers grew their servicing portfolios in the last several years as a result of higher originations. This appears to have resulted in operational strains that have subjected some of these servicers to regulatory scrutiny. This rapid growth could expose us to increased risks if any operational strain adversely affects these servicers' servicing performance or their financial strength. These institutions also service portfolios for other investors and guarantors (i.e., Fannie Mae and Ginnie Mae) and operational issues related to those portfolios could affect the performance of our portfolio. In addition, these servicers may not always have ready access to appropriate sources of liquidity to finance their operations, particularly during periods when the mortgage market is experiencing a downturn. If these servicers reduce their servicing portfolios, overall servicing capacity may be constrained.
Credit risk related to Multifamily seller/servicers
Our seller/servicers also have a significant role in servicing loans in our Multifamily mortgage portfolio. We are exposed to the risk that multifamily seller/servicers could come under financial pressure. The financial pressure could potentially cause a decline in their servicing performance and cause us to take remedial action against them including terminating their right to service our loans, potentially resulting in further concentration of exposure to other seller/servicers.
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
■    Fund our business operations; and
■    Service our customers.
We face the risk of failure of the clearing members, exchanges, clearinghouses, or other financial intermediaries we use to facilitate derivatives, short-term lending, securities, and other transactions. We also clear trades at clearinghouses through clearing members. We would be subject to losses on certain trades if a clearing member fails to comply with the requirement to segregate customer funds or if a clearing member's customer causes a clearing member to default.
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

FREDDIE MAC | 2023 Form 10-K	119

Risk Factors
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
For additional information on our loss mitigation activities, see MD&A - Our Business Segments - Single-Family - Products and Activities - Loss Mitigation Activities and MD&A - Risk Management - Single-Family Mortgage Credit Risk - Engaging in Loss Mitigation Activities.
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
We are exposed to increased credit losses and credit-related expenses in the event of a catastrophic event or significant climate change effects.
The occurrence, severity, and duration of a catastrophic event, such as major natural or environmental disaster including a hurricane, earthquake, tsunami, power shortage or outage, or flood; a public health crisis, such as a pandemic; a political crisis such as terrorism, war, political instability, or other conflict, in an area where we own or guarantee mortgage loans could increase our credit losses and credit-related expenses. A catastrophic event that either damages or destroys single-family or multifamily real estate underlying mortgage loans that we own or guarantee, or negatively affects the ability of borrowers to continue to make payments on mortgage loans that we own or guarantee, could increase our serious delinquency rates and average loan loss severity in the affected areas. Such catastrophic events could generate credit losses and credit-related expenses and have a material adverse effect on our business and financial results. While homeowner's and flood insurance may offset some of the risk of natural disasters, insurance coverage may not be adequate or always available and borrowers may not be required to purchase certain types of insurance, such as earthquake insurance or flood insurance for properties located outside SFHAs. Rising costs or limited availability of insurance could also lead borrowers to underinsure, which could result in higher uninsured costs and unrepaired properties. Additionally, rising insurance costs could impact consumers' ability to make mortgage payments, and higher insurance costs could decrease the availability of affordable housing for buyers.
An increased frequency and intensity of major natural disasters may be indicative of the impact of climate change and are expected to persist for the foreseeable future. Although historically our losses from these events have not been significant, we remain exposed to risk, particularly in connection with geographically widespread weather events, changes in weather patterns, and significant climate change effects, such as rising sea levels, increased wildfires, and increased storms and flooding. Population growth in high-risk areas could increase the impacts of natural disasters and may impact our exposure.
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

FREDDIE MAC | 2023 Form 10-K	120

Risk Factors
Our CRT transactions may not be available to us in adverse economic conditions. These transactions also increase our expenses.
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
Interest rates can fluctuate for many reasons, including changes in the fiscal and monetary policies of the federal government and its agencies as well as geopolitical events or changes in general economic conditions, such as increased inflation. The amount and timing of the impact of changes in interest rates depends on the magnitude, speed, and duration of the changes in interest rates.
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
The Federal Reserve increased its interest rates and reduced the size of its balance sheet, including Treasuries and MBS during 2023. This has increased volatility in the interest rates markets and MBS spreads. We could be adversely impacted by this volatility. The future direction and levels of interest rates remain uncertain.
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

FREDDIE MAC | 2023 Form 10-K	121

Risk Factors

activities we may undertake to support the liquidity and price performance of our UMBS and other securities. Consequently, a tightening of the market spreads on our assets may adversely affect our future financial results and net worth. A widening of the market spreads on a given asset is typically associated with a decline in the fair value of that asset or tightening of the market spread on a given liability is typically associated with an increase in the fair value of that liability, which may adversely affect our near-term financial results and net worth. While wider market spreads may create favorable investment opportunities, our ability to take advantage of any such opportunities is limited due to various restrictions on the size and composition of our mortgage-related investments portfolio. See MD&A - Conservatorship and Related Matters for additional information on these restrictions.
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
We may experience price differences with Fannie Mae on individual new production pools of TBA-eligible mortgages, particularly with respect to specified pools and our multilender securities. From time to time, we may need to adjust our pricing for a particular new production pool category or introduce new initiatives to maintain alignment and competitiveness with Fannie Mae with respect to the acquisition of such pools. Depending on the amount of pricing adjustments in any period, it is possible that they could adversely affect the profitability of our Single-Family business for that period. We manage our cash window activities in accordance with our risk limits and limitations imposed by FHFA; this may limit our ability to manage alignment. The Purchase Agreement also includes restrictions on the volume of our cash window activities. For additional information, see MD&A - Our Business Segments - Single-Family - Business Overview - Products and Activities.
If the UMBS does not continue to receive widespread market acceptance, the liquidity and price performance of our Single-Family mortgage-related securities and our market share and profitability could be adversely affected.
As part of the combined UMBS market, we have been required by FHFA to align certain of our Single-Family mortgage purchase offerings, servicing, and securitization programs, policies and practices with Fannie Mae to achieve and maintain market acceptance of the UMBS. We cannot provide any assurance that these efforts will prevent the occurrence of the types of pricing disparities discussed above over the long-term. A number of factors may make it difficult for us to maintain alignment with Fannie Mae, including increased refinances, the introduction or expansion of automation and other innovations, and changes in the industry. These alignment activities may adversely affect our business and our ability to compete with Fannie Mae. We may be required to further align our business processes with those of Fannie Mae. Uncertainty concerning the extent of the alignment between Freddie Mac's and Fannie Mae's mortgage purchase, servicing, and securitization programs, policies, and practices may affect the degree to which the UMBS maintains market acceptance.
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

FREDDIE MAC | 2023 Form 10-K	122

Risk Factors

stipulate delivery of its own UMBS or to provision excess capital to account for the risk of receiving the other Enterprise’s UMBS. Further, the ERCF requirements and the resulting 50 bps fee we and Fannie Mae implemented for newly-issued commingled securities caused such issuances effectively to cease after July 1, 2022, undermining the goal of fungibility of Freddie Mac and Fannie Mae UMBS. Although the fee was reduced to 9.375 bps effective April 1, 2023 resulting in an increase in these issuances, there is no assurance that this reduction will result in the resumption of commingled security issuance at previous levels.
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
We and Fannie Mae both rely on the Federal Reserve Banks to make payments on our respective mortgage-related securities. As noted above, in the event that Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, Freddie Mac would be responsible for providing the Federal Reserve Banks with the funds to make the payment. If we failed to provide the Federal Reserve Banks with all funds to make such payment on such resecuritized Fannie Mae securities, the Federal Reserve Banks would not make any payment on any of our outstanding Freddie Mac-issued UMBS, Supers, Single-Family REMICs, or other Single-Family mortgage-related securities to be paid on that payment date, regardless of whether such Freddie Mac-issued securities were backed by Fannie Mae-issued securities.
The profitability of our Multifamily business could be adversely affected by market competition and/or decreased investor demand for our K Certificates and other securities.
Our current Multifamily business model is highly dependent on our ability to purchase and securitize loans at terms that provide us with an appropriate economic return. The actions of our competitors, including their pricing, credit standards, and loan structures, along with the actions we and our competitors take to support affordable multifamily housing could reduce the volume and profitability of our multifamily business. A significant decrease in demand for K Certificates, Multifamily PCs, and/or other securities could have an adverse impact on our profitability to the extent that our holding period for the loans increases and we are exposed to credit, spread, and other market risks for a longer period of time or receive reduced proceeds from securitization. We employ various strategies to support the liquidity of our K Certificates, but those strategies could fail or adversely affect our business. We may cease such activities at any time, or FHFA could require us to do so, which could adversely affect the liquidity and price performance of our K Certificates, Multifamily PCs, and/or other securities.
The transition to SOFR as the replacement index for LIBOR and as the floating rate index for new issuance of loans, securities, and derivative transactions could negatively affect the fair value of our financial assets and liabilities, results of operations, and net worth.
ICE Benchmark Administration Limited, the administrator of LIBOR, ceased publishing the 1-week and 2-month U.S. Dollar LIBOR settings at the end of 2021, and ceased publishing the other, most widely used, tenors of U.S. Dollar LIBOR on a representative basis at the end of June 2023. In December 2022, Freddie Mac, under the guidance of FHFA, announced our planned use of LIBOR replacement rates based on the SOFR for our legacy mortgage loans and securities. The 30-day Average SOFR rate administered and published by the Federal Reserve Bank of New York was selected to serve as the replacement floating rate index for certain of our legacy LIBOR-indexed contracts and as the floating rate index for our new-issue SOFR-indexed contracts.
Although the transition away from reliance on LIBOR has occurred, impacts from the transition could affect the financial performance of instruments we hold, require changes to hedging strategies, and adversely affect our financial performance. The impacts from the transition could adversely affect the pricing, liquidity, value of, return on, and trading for a broad array of financial products that are included in our financial assets and liabilities. We have various outstanding financial products, including mortgage loans, mortgage-related securities, and derivatives, that were previously indexed to LIBOR.
The use of SOFR as the alternative reference rate for our products that were previously indexed to LIBOR and as the floating rate index for new issuances of our products may present certain market concerns. Among the concerns, SOFR is a relatively new interest rate index and therefore has a limited history. In addition, the composition and characteristics of SOFR are not the same as those of LIBOR. Compounded averages of overnight SOFR represent backward-looking risk-free rates, whereas U.S. Dollar LIBOR had various forward-looking tenors and reflected a credit risk component. Any failure of SOFR to maintain acceptance and widespread market adoption could adversely affect products indexed to SOFR, and it is still uncertain whether the use of overnight SOFR and 30-day Average SOFR will predominate over the use of forward-looking SOFR term rates that may be preferred by the market, whether SOFR will be more or less volatile than LIBOR, including during times of economic stress, and whether sufficient liquidity of SOFR-based products will develop.

FREDDIE MAC | 2023 Form 10-K	123

Risk Factors

As described above, we have identified material exposures to SOFR as the replacement index for our products that were previously indexed to LIBOR but cannot reasonably estimate the expected impact or other consequences of such exposure. For additional information regarding the actions we took in connection with the orderly transition from LIBOR to SOFR, see MD&A - Risk Management - Market Risk - Transition from LIBOR.
Liquidity Risks
Our activities may be adversely affected if funding is limited or unavailable, or if the cost is increased.
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
We may incur higher funding costs due to our liquidity management requirements, practices, and procedures, including FHFA minimum liquidity requirements that limit the size and the allowable investments in our other investments portfolio. Our practices and procedures may not provide us with sufficient liquidity to meet our ongoing cash obligations under all circumstances. In particular, we believe that our liquidity contingency plans may be inadequate or difficult to execute during a liquidity crisis or period of significant market turmoil. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness, make payments on our mortgage-related securities, and fund our operations could be significantly impaired or eliminated, as our alternative sources of liquidity (e.g., cash and other investments) may not be sufficient to meet our liquidity needs. We have limited ability to use the less liquid assets in our mortgage-related investments portfolio as a significant source of liquidity (e.g., through sales or as collateral in secured borrowing transactions).
We make extensive use of the Federal Reserve's payment system in our business activities. The Federal Reserve requires that we fully fund accounts at the Federal Reserve Bank of New York to the extent necessary to cover cash payments on our debt and mortgage-related securities each day, before the Federal Reserve Bank of New York, acting as our fiscal agent, will initiate such payments. Although we seek to maintain sufficient intraday liquidity to fund our activities through the Federal Reserve's payment system, we have limited access to cash once the debt markets are closed for the day. Insufficient cash may cause our account to be overdrawn, potentially resulting in penalties, delays in payments on our securities, and reputational harm. Unlike certain of our competitors, we do not have access to the Federal Reserve's discount window.
Changes in U.S. Government Support
Treasury supports us through the Purchase Agreement and Treasury's ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority. Changes or perceived changes in the U.S. government's support for us could have a severe negative effect on our access to the unsecured debt markets and our debt funding costs. Our access to the unsecured debt markets and the costs of our debt funding could be adversely affected by several factors relating to U.S. government support, including uncertainty about the future of the GSEs; any concerns by debt investors that we face increasing risk of being placed in receivership; future draws that significantly reduce the amount of available funding remaining under the Purchase Agreement; uncertainty regarding a breach of the U.S. debt ceiling; and the risk of a U.S. government shutdown.
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

FREDDIE MAC | 2023 Form 10-K	124

Risk Factors

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
Any downgrade in the credit ratings of the U.S. government would be expected to be accompanied by a downgrade in our credit ratings. In addition to a downgrade in the credit ratings of or outlook on the U.S. government, several other events could adversely affect our credit ratings, including actions by governmental entities, changes in government support for us, changes in regulatory designations of our debt, future GAAP losses, and additional draws under the Purchase Agreement. Any such downgrades could lead to major disruptions in the mortgage and financial markets and to our business due to lower liquidity and prices for our securities, higher borrowing costs, lower asset values, and higher credit losses, and could cause us to experience net losses and net worth deficits.
For additional information, see MD&A - Liquidity and Capital Resources.
Operational Risks
A failure in our operational systems or infrastructure, or those of third parties, could impair our ability to provide market liquidity, disrupt our business operations, damage our reputation, expose us to legal risk, and cause financial losses.
Operational risk continues to be elevated due to the volume, complexity, and pace of change across the company. We face significant levels of operational risk due to a variety of factors, including the size and complexity of our business operations, the amount of change to our core systems required to keep pace with market demands, regulatory requirements, and business initiatives, and the ever-changing cybersecurity landscape. Shortcomings or failures in our internal processes, people, or systems, or those of third parties with which we interact, could lead to a variety of adverse events, including impairment of our liquidity, disruption of our business (e.g., purchasing mortgages, issuing debt securities, or entering into CRT transactions), incorrect or late payments on our securities and other obligations, including CRT transactions, errors in our financial statements, liability to customers or investors, further legislative or regulatory intervention, fines, or penalties, reputational damage, and financial and economic loss.
Our business is highly dependent on our ability to process a large number of transactions on a daily basis and collect, manage and analyze significant amounts of information, much of which is provided by third parties. This information may be incorrect, our receipt of information may be delayed, or we may fail to properly manage or analyze it. The inability to correctly process transactions and information could lead to the execution of business transactions, including CRT transactions, that fail to meet our economic return thresholds, cause financial and economic loss, cause reputational damage, and cause other disruptions to our business operations.
The transactions we process are complex and are subject to various legal, accounting, tax, and regulatory standards, which can change rapidly. Our financial, accounting, payment, data processing, or other operating systems and facilities may contain design flaws or may fail to operate properly, adversely affecting our ability to process transactions, including our ability to compile and process legally required information. We have certain systems that require manual support and intervention, which may lead to heightened risk of system failures. The inability of our systems to accommodate a high volume of transactions or new types of transactions or offerings could constrain our ability to pursue new business initiatives or improve existing business activities.
Our technological connections with our customers and third parties, including suppliers, sellers and servicers, financial market utilities, and other third parties, are substantial and exposes us to risk, which increases our risk exposure with respect to an operational failure of their infrastructure or systems. We have developed, and expect to continue to develop, software tools for use by our customers in the customers' loan production, loan servicing, and other processes. These tools may fail to operate properly, which could disrupt our, or our customers', business and adversely affect our relationships with our customers.
We continue to leverage third-party cloud infrastructure for both customer-facing applications and internal use applications. If we do not implement changes in a well-managed, secure, and effective manner, we may experience unplanned service disruptions or unplanned costs which may harm our business and operating results. In addition, our cloud infrastructure providers, or other service providers, could experience system breakdowns or failures, outages, downtime, cybersecurity incidents and other security incidents, adverse changes to financial condition, bankruptcy, or other adverse conditions, which

FREDDIE MAC | 2023 Form 10-K	125

Risk Factors

could have a material adverse effect on our business and reputation. Thus, our plans to increase the amount of our infrastructure that we outsource to the cloud or to other third parties may increase our risk exposure.
From time to time, we evaluate new technologies, including AI/ML technologies, for our internal use or our customer’s use. Utilizing such rapidly evolving technologies may increase our operational and regulatory risks. If we choose not to utilize such technologies, we could be at a competitive disadvantage. For additional information see Risk Factors - Operational Risks - The use of AI/ML methods contain inherent risks that may expose us to unexpected losses, damage our reputation, have an adverse impact on our business operations, and violate our legal and regulatory obligations.
We also face significant organizational risks related to CSS and the operation and continued development of the CSP. We rely on CSS and the CSP (which is owned and operated by CSS) for the operation of many of our Single-Family securitization activities. Our business operations would be adversely affected and the market for Freddie Mac securities would be disrupted if the CSP were to fail or otherwise become unavailable to us or if CSS were unable to perform its obligations to us. As the CSP has an operational dependency on Fannie Mae to administer Freddie Mac-issued commingled securities, an operational failure at Fannie Mae could also adversely impact the ability of CSS to perform its obligations to Freddie Mac. In the event of a CSS operational failure, we may be unable to issue certain new single-family mortgage-related securities, and investors in mortgage-related securities hosted on the CSS platform may experience payment delays or errors. Any measures we could take to mitigate these risks might not be sufficient to prevent our business from being harmed. We update our internal systems and processes on a regular basis, including to improve existing processes and respond to market and regulatory developments. We could be adversely affected if CSS and/or the CSP are unable to make any necessary corresponding changes to their systems and processes in a timely manner. CSS could adopt or prioritize strategies that could adversely affect its ability to perform its obligations to us.
We face an operational resiliency risk that can result from the inability to quickly adapt and respond to disruptions while maintaining continuous business operations and safeguarding our people, assets, and overall reputation.
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
Potential cybersecurity threats are changing rapidly and advancing in sophistication. We may not be able to protect our systems and networks, or the confidentiality of our confidential or other information (including personal information), from cybersecurity incidents and other unauthorized access, disclosure, and disruption.
Our operations rely on the secure, accurate, and timely receipt, storage, transmission, and other processing of confidential and other information (including personal information) in our systems and networks and with counterparties (e.g., seller/servicers), vendors, service providers, and financial institutions.
Cybersecurity risks for companies like ours continue to increase, in part because of the proliferation of new technologies, such as AI/ML, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, "hacktivists," terrorists, and other external parties, including nation-states and foreign state-sponsored actors. There have been several highly publicized cases involving financial services companies, consumer-based companies, and other organizations, including some of our counterparties, reporting the unauthorized disclosure, dissemination, theft, or destruction of client, customer, or other confidential information (including personal information), corporate information, intellectual property, cash, or other valuable assets. There have also been several highly publicized cases where hackers have requested "ransom" payments in exchange for not disclosing customer information (including personal information) or for not making the targets' computer systems unavailable. In addition, there have been cases where hackers have misled company personnel into making unauthorized transfers of funds to the hackers' accounts.
Like many companies and government entities, from time to time we have experienced, and expect to continue to experience attempted cybersecurity incidents and other security incidents. Such incidents may include software bugs, server malfunctions, software or hardware failure, malware, ransomware, denial-of-service attacks, social engineering, unauthorized access, human error, theft or misconduct, fraud, and phishing, any of which may be part of an effort to disrupt operations, potentially test cybersecurity capabilities, or obtain confidential, proprietary, or other information (including personal information). We could also be adversely affected by cybersecurity incidents or other security incidents that target the infrastructure of the internet, as such incidents could cause widespread unavailability of websites and degrade website performance. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature and increasing frequency, levels of persistence, sophistication, and intensity of these threats, our role in the financial services industry, the outsourcing of some of our business operations, and the current global economic and political environment. Remote work environments may increase the risk that we may experience cybersecurity incidents as a result of our employees, vendors, counterparties, service providers, and other third parties with which we interact working remotely on less secure systems and environments.
Because we are interconnected with and dependent on third-party vendors, counterparties (e.g., seller/servicers), exchanges, clearinghouses, fiscal and paying agents, and other financial institutions, we could be adversely affected if any of them are subject to a successful cybersecurity incident or other security incident. Third parties with which we do business have been,

FREDDIE MAC | 2023 Form 10-K	126

Risk Factors

and may continue to be, sources of cybersecurity or other technology risks. We routinely transmit and receive confidential, proprietary, and other information (including personal information) by electronic means. This information could be subject to interception, misuse, or mishandling. Our exposure to these risks could increase as a result of our migration of core systems and applications to a third-party cloud environment. While we generally perform cybersecurity diligence on our key vendors, because we do not control third parties with whom we do business and our ability to monitor their cybersecurity posture is limited, we cannot ensure that the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws and regulations or contractual obligations, we may be held responsible for data breaches resulting from cybersecurity incidents or other security incidents attributed to third parties with whom we do business in relation to the information we share with them.
Although we devote significant resources to protecting our critical assets and provide employee awareness training about phishing, malware, and other cybersecurity risks, these measures may not provide effective security. Our computer systems, software, end point devices, and networks may be vulnerable to cybersecurity incidents and other security incidents, supply chain disruptions, or other attempts to harm them or misuse or steal information (including personal information). The scale and effectiveness of such attempts may be further enhanced by the use of AI/ML. We routinely identify cybersecurity threats as well as vulnerabilities in our systems and work to address them, but these efforts may be insufficient. Outside parties may attempt to induce employees, customers, third parties, including suppliers, sellers and servicers, financial market utilities, and other third parties, or other users of our systems or networks to disclose confidential, proprietary, or other information (including personal information) in order to gain access to our systems and networks and the information they contain. Unauthorized access or disclosure, or breaches of our security, also may result from human error. Insider threats remain a risk given our workforce diversification to include contractors, remote workers, part-time employees, and full-time employees. We may not be able to anticipate, prevent, detect, recognize, or react to threats to our systems, networks, and assets, or implement effective preventative or remedial measures against cybersecurity incidents or other security incidents, especially because the techniques used change frequently or are not recognized until launched.
A cybersecurity incident or other security incident could occur and persist for an extended period of time without detection. We expect that any investigation of such an incident would take time, during which we would not necessarily know the extent of the harm or how best to remediate it. Although to date we have not experienced any such incident resulting in material impact to the company, our cybersecurity risk management program may not prevent such an incident from having a material impact in the future. We have obtained insurance coverage relating to cybersecurity risks, but this insurance may not be sufficient to provide adequate loss coverage (including if the insurer denies future claims) and may not continue to be available to us on economically reasonable terms, or at all. Further, we cannot ensure that any limitations of liability provisions in our agreements with vendors, counterparties, customers, and other third parties with which we do business would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim in connection with a cybersecurity incident or other security incident.
The occurrence of one or more cybersecurity incidents could result in thefts of important assets (such as cash or source code) or the unauthorized loss, disclosure, misuse, or corruption of confidential, proprietary, and other information (including personal and other information about our borrowers, our customers, or our counterparties) or could otherwise cause interruptions, malfunctions, or other failures in our systems, networks, or operations or those of our customers or counterparties. This could result in significant losses or reputational damage, adversely affect our relationships with our customers and counterparties, negatively affect our competitive position, or otherwise harm our business or investors in our securities. We could also face regulatory and other legal action, including for any failure to provide timely disclosure concerning, or to appropriately limit trading in our securities following, an incident. We might be required to expend significant additional resources to modify or add to our internal controls and other protective measures or to investigate and remediate vulnerabilities or other exposures, and we might be subject to litigation and financial losses that are not fully insured, if at all. In addition, customers, third parties, including suppliers, sellers and servicers, financial market utilities, and other third parties, and governmental organizations may not be adequately protecting the information that we share with them. As a result, a cybersecurity incident or other security incident on their systems and networks, or a breach of their cybersecurity measures, may result in harm to our business and business relationships and expose us to operational, legal, and reputational risk.
We rely on third parties, including our sellers and servicers, or their vendors and other business partners, for certain important functions. Any failures by those third parties to deliver products or services, or to manage risks effectively, could disrupt our business operations or servicing of our portfolio, or expose us to other operational risks.
Our use of third parties, including suppliers, sellers and servicers, financial market utilities, and other third parties, exposes us to the risk of failures in their risk and control environments. We outsource certain key functions to these external parties, including some that are critical to financial reporting, our mortgage-related investment activity, loan underwriting, loan servicing, UMBS issuance and administration (i.e., CSS), and data storage and processing. We may enter into other key outsourcing relationships in the future and continue to expand our existing reliance on public cloud services. Additionally, we may be fully reliant on a third party to complete certain business operations (e.g., financial market utilities that provide the infrastructure for transferring, clearing, and settling payments on securities and other financial transactions). If one or more of these key external parties were not able to perform their functions for a period of time, perform them at an acceptable service level or handle changing volumes, or if one or more of them experiences a disruption in its own business or technology from any cause, our

FREDDIE MAC | 2023 Form 10-K	127

Risk Factors

business operations could be constrained, disrupted, or otherwise negatively affected. Our use of third parties also exposes us to other harm, such as in the event of a cybersecurity incident or other security incident impacting our data (including personal information), fraud, or damage to our reputation if one or more of these third parties fails to maintain adequate risk and control environments. Our ability to monitor the activities or performance of certain third parties may be limited based on restricted access to and availability of risk management information for the third party, which may make it difficult for us to assess and manage the risks associated with these relationships.
We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.
We use models to project significant factors in our businesses under a variety of scenarios. We use models to project borrower prepayment and default behavior and loss severity over long periods of time. Models are inherently imperfect predictors of actual results. There is inherent uncertainty associated with model projections of economic variables and the downstream projections of prepayment and default behavior dependent on these variables.
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
Our use of models could affect decisions concerning the purchase, sale, securitization, and CRT activities of loans; the purchase and sale of securities; funding; the setting of guarantee fee prices; and the management of interest-rate, market, liquidity, and credit risk. Our use of models also affects our quality-control sampling strategies for loans in our Single-Family mortgage portfolio and potential settlements with our counterparties. Models are part of the process used to grant representation and warranty relief, which may be granted inappropriately if the models are incorrect. We also use models in our financial reporting process, including when measuring our allowance for credit losses and applying hedge accounting. See MD&A - Risk Management - Market Risk and Critical Accounting Estimates for additional information on our use of models.
The use of AI/ML methods contain inherent risks that may expose us to unexpected losses, damage our reputation, have an adverse impact on our business operations, and violate our legal and regulatory obligations.
AI/ML methods are rapidly evolving technologies that are being adopted by us, third parties with whom we do business and other market participants and such adoption may become more significant over time. AI/ML methods contain inherent risks, such as: the increased chance of identifying patterns in training data that are not representative of real effects and which could negatively impact AI/ML predictions when using new data; production of false or "hallucinatory" inferences or outputs; holding of certain biases; and predictions that are not easily interpretable which make testing the model and its predictions to make sure it meets human intuition difficult; and generation of otherwise inaccurate, incomplete, misleading, or unexpected results, errors, or inadequacies, any of which may not be easily detectable. AI/ML methods can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges, and inappropriate or controversial data practices by developers and end-users or other factors adversely affecting public opinion of AI/ML methods could impair the acceptance of AI/ML methods, including those incorporated in our business and operations. If the AI/ML methods that we use are deficient, inaccurate, or controversial, we could incur operational inefficiencies, competitive harm, legal and regulatory liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which our AI/ML methods or other AI/ML tools we use rely, we also may incur liability through the violation of applicable laws and regulations, such as fair lending laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. We may not be able to sufficiently mitigate or detect any of the foregoing limitations or risks given the lack of experience with using AI/ML methods in our business, the pace of

FREDDIE MAC | 2023 Form 10-K	128

Risk Factors

technological change, and rapid adoption of AI/ML by our business partners and competitors. This exposes us to potential damage to our reputation, adverse impacts on our business operations, and violation of legal and regulatory obligations.
Climate change concerns could adversely affect our business, affect customer activity levels, and damage our reputation.
Climate change represents a risk driver that may have significant impacts on the economy, the finance sector, and the housing market over the short-, medium-, and long-term. The increasing risk from physical hazards, like floods, hurricanes, heatwaves, and wildfire; chronic longer-term shifts in climate patterns (such as higher global average temperatures, rising sea levels, and droughts); and the financial impacts of low-carbon policies may affect housing affordability, property values, and the terms and conditions of mortgages available for purchase. In connection with the transition to a low-carbon economy, legislative or public policy changes and changes in consumer sentiment could negatively impact the businesses and financial condition of both our customers and seller/servicers, which may decrease revenues from those counterparties and increase credit risk associated with loans and other credit exposures to those counterparties. Additionally, the governmental and supervisory focus on climate change could result in our becoming subject to new, heightened, and potentially inconsistent regulatory requirements related to operational resiliency, climate risk disclosure, or stress testing for various climate stress scenarios. Any such requirements could result in increased regulatory, compliance, or other costs or higher capital requirements. Further, our business, reputation, and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.
Legislative or regulatory changes or actions could require operational changes that could adversely affect our business activities and financial results.
Our business or operations may be directly adversely affected by future legislative, regulatory, or judicial actions at the federal, state, and local levels. Such actions could affect us in a number of ways, including by imposing significant additional legal, compliance, and other costs on us, limiting our business activities, and diverting management attention or other resources. Such actions, and any required changes to our business or operations or those of third parties upon whom we rely in response thereto (e.g., seller/servicers), could have an adverse effect on our business activities and financial results.
Legal and Compliance Risks
We face risk of non-compliance with our legal and regulatory obligations.
We operate in a highly regulated industry and are subject to heightened supervision from FHFA, as both our regulator and our Conservator. Our compliance systems and programs may not be adequate to confirm that we are in compliance with all legal, regulatory, and other requirements as they continue to evolve. We also rely upon third parties and their respective compliance risk management programs. The failure or limits of any such third-party compliance programs may expose us to legal and compliance risk. Our reliance on and interdependence with third parties is further illustrated by the number and complexity of our contracts. These contracts expose us to the risk that we could fail to perform our obligations in a satisfactory manner and that a contractual counterparty could commence legal proceedings against us for deficiencies related to our performance. Additionally, an investor in any of our securities could claim the disclosures in our securitization offering documents to be insufficient, or contain materially false or misleading statements. For additional information on our litigation, see Note 17. If we were not to comply with our legal and regulatory obligations, this could result in enforcement actions, investigations, fines, monetary and other penalties, additional restrictions on our business activities imposed by FHFA, and harm to our reputation that may adversely affect our results of operations and financial condition.
We are, or may in the future become, subject to a variety of complex and evolving laws, regulations, rules, and standards in the United States (at the federal, state, and local levels), as well as contractual obligations. We expect the Administration will continue to focus on fair lending, affordability, equity, and sustainability as well as climate change.
Privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules, and standards being frequently adopted and potentially subject to divergent interpretation or application from jurisdiction to jurisdiction in a manner that may create inconsistent or conflicting requirements for businesses. The uncertainty and compliance risk created by these legislative and regulatory developments are compounded by the rapid pace of technology development in disciplines that may impact the use or security of data, and in particular the use or security of personal information, such as AI/ML and advancements in the field of data science. Privacy and cybersecurity laws and regulations often impose strict requirements regarding the collection, storage, handling use, disclosure, transfer, security, and other processing of personal information, which may have adverse consequences on our business, including incurring significant compliance costs, requiring changes to our business or operations, and imposing severe penalties for non-compliance. Further, any failure or perceived failure to comply with our public privacy policies and other public statements about privacy and cybersecurity could potentially subject us to regulatory investigations, enforcement, or legal actions, and harm to our reputation and, if such policies or statements are found to be deceptive, unfair, or misrepresentative of our actual practices, fines, monetary or other penalties, and other damage to our business and results.

FREDDIE MAC | 2023 Form 10-K	129

Risk Factors

We may not achieve our housing goals, duty to serve, and equitable housing finance requirements, and we also may make certain changes to our business in an attempt to meet these goals and requirements, both of which may expose us to additional legal and compliance risk and adversely affect our business, financial condition, and results of operations.
If we do not meet our housing goals, duty to serve, or equitable housing finance requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could potentially adversely affect our profitability. While we may achieve these housing goals by meeting or exceeding either the FHFA benchmark level or the market level, these increases to the benchmark levels may require additional changes to our business, and we may not meet these heightened housing goals. Further, any changes we make to how we conduct our business in order to achieve our housing goals could create incremental legal and compliance risk. In addition, because we did not meet one of our housing goals for 2020 and FHFA determined that achievement of that goal was feasible, FHFA required us to submit a housing plan that indicates (1) how we plan to meet the missed goal during 2022 to 2024, (2) how we will monitor to ensure that low- and moderate-income borrowers are better served in future refinance markets, and (3) what we can do to help low- and moderate-income borrowers who did not refinance in the 2020-2021 refinance market. If we fail to comply with a housing plan that is approved by FHFA, FHFA could take additional action against us.
We may make adjustments to our loan sourcing and purchase strategies in an effort to meet our housing goals and subgoals set by FHFA, including modifying some of our underwriting standards and expanding the use of targeted initiatives to reach underserved populations. For example, we may purchase loans that offer lower expected returns on our investment and potentially increase our exposure to credit losses. We may also make changes to our business in response to our duty to serve underserved markets or equitable housing finance requirements that could adversely affect our profitability.
General Risks
Changes in global or domestic economic and political conditions may have an adverse effect on our business.
Our business, financial condition, and results of operations could be adversely affected, directly and indirectly, by changes in global or domestic economic and political conditions, including, acts of terrorism, civil unrest, geopolitical instability or conflict, public health events, epidemics or pandemics such as COVID-19, uncertainty regarding a breach of the U.S. debt ceiling, government shutdowns, or default by the U.S. government on its obligations, and actual or perceived instability in the U.S. banking system. Although our business is limited to the United States housing market, we may still be affected by such events because volatility or uncertainty in global or domestic sociopolitical conditions can affect the macroeconomic environment and financial markets, inflationary pressures, monetary policy or potential for an economic recession, as well as the housing market itself and industries that support it.

FREDDIE MAC | 2023 Form 10-K	130

Legal Proceedings
Legal Proceedings
We are involved, directly or indirectly, in a variety of legal proceedings arising from time to time in the ordinary course of business and in connection with the conservatorship and Purchase Agreement. See Note 17 for additional information regarding our involvement as a party to various legal proceedings, including those in connection with the conservatorship and Purchase Agreement.
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
These cases include one that was filed in the U.S. Court of Federal Claims as a derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant: Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation. This case was filed on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government's alleged taking of its property, attorneys' fees, costs, and other expenses. The Court dismissed the case with prejudice on September 1, 2023 and entered judgment for the defendants. On October 31, 2023, the plaintiffs filed a notice of appeal to the Federal Circuit.
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

FREDDIE MAC | 2023 Form 10-K	131

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
Holders
As of January 31, 2024, we had 1,458 common stockholders of record.
Recent Sales of Unregistered Securities
The securities we issue are "exempted securities" under the Securities Act of 1933. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under these plans to employees and members of our Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations, or other equity interests without Treasury's prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. As of December 31, 2023, no RSUs and no stock options were outstanding. See Note 11 for additional information.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our common or preferred stock during 2023. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury's prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the certificate of designation of the senior preferred stock.
TRANSFER AGENT AND REGISTRAR
Computershare Trust Company, N.A.
P.O. Box 43006
Providence, RI 02940-3006
Telephone: 877-373-6374
https://www-us.computershare.com/investor

FREDDIE MAC | 2023 Form 10-K	132

Financial Statements

Financial Statements and Supplementary Data

FREDDIE MAC | 2023 Form 10-K	133

Financial Statements	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Home Loan Mortgage Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Federal Home Loan Mortgage Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to disclosure controls and procedures that did not adequately ensure the accumulation and communication to management of information known to the Federal Housing Finance Agency (FHFA) that is needed to meet their disclosure obligations under the federal securities laws, including disclosures affecting their consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
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

FREDDIE MAC | 2023 Form 10-K	134

Financial Statements	Report of Independent Registered Public Accounting Firm

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
Allowance for Credit Losses for Single-Family Mortgage Loans Held-for-Investment - Probability of Default
As described in Note 6 to the consolidated financial statements, the Company’s allowance for credit losses for single-family mortgage loans held-for-investment was $6.1 billion as of December 31, 2023. Management estimates the allowance for credit losses for single-family loans on a pooled basis using a discounted cash flow model. Management projects cash flows they expect to collect using historical experience, such as historical default rates and severity of loss based on loan characteristics, adjusted for current and forecasted economic conditions. As disclosed by management, the process involves the use of models that require management to make judgments about matters that are difficult to predict. Management's estimate of expected credit losses is sensitive to changes in forecasted house price growth rates, which affect both the probability of default and severity of expected credit losses. Management’s forecast of house price growth rates leverages an internally based model that uses a Monte Carlo simulation which generates many possible house price scenarios for each metropolitan statistical area.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the allowance for credit losses for single-family mortgage loans held-for-investment, including controls over the probability of default. These procedures also included, among others (i) testing management’s process for determining the probability of default and forecasted house price growth rates used in estimating the allowance for credit losses for single-family mortgage loans held-for-investment, and (ii) testing the completeness, accuracy, reliability and relevance of the data used by management. These procedures also included the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s models used in determining the probability of default and forecasted house price growth rates and evaluating the reasonableness of the outputs of the models.
/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 14, 2024
We have served as the Company's auditor since 2002.

FREDDIE MAC | 2023 Form 10-K	135

Financial Statements	Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
(In millions, except share-related amounts)	2023	2022	2021
Net interest income
Interest income	$105,363	$83,458	$61,527
Interest expense	(86,821)	(65,453)	(43,947)
Net interest income	18,542	18,005	17,580

Non-interest income
Guarantee income	1,615	783	1,032
Investment gains, net	707	1,969	2,746
Other income	365	507	593
Non-interest income	2,687	3,259	4,371
Net revenues	21,229	21,264	21,951

(Provision) benefit for credit losses	872	(1,841)	1,041

Non-interest expense
Salaries and employee benefits	(1,606)	(1,509)	(1,398)
Credit enhancement expense	(2,339)	(2,118)	(1,518)
Benefit for (decrease in) credit enhancement recoveries	(189)	236	(542)
Legislative assessments expense	(3,002)	(3,009)	(2,882)
Other expense	(1,766)	(1,419)	(1,453)
Non-interest expense	(8,902)	(7,819)	(7,793)

Income before income tax expense	13,199	11,604	15,199
Income tax expense	(2,661)	(2,277)	(3,090)
Net income	10,538	9,327	12,109
Other comprehensive income (loss), net of taxes and reclassification adjustments	166	(342)	(489)
Comprehensive income	$10,704	$8,985	$11,620

Net income	$10,538	$9,327	$12,109
Amounts attributable to senior preferred stock	(10,704)	(8,985)	(11,620)
Net income attributable to common stockholders	($166)	$342	$489
Net income per common share	($0.05)	$0.11	$0.15
Weighted average common shares (in millions)	3,234	3,234	3,234
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2023 Form 10-K	136

Financial Statements	Consolidated Balance Sheets
FREDDIE MAC
Consolidated Balance Sheets

	December 31,
(In millions, except share-related amounts)	2023	2022
Assets
Cash and cash equivalents (includes $978 and $707 of restricted cash and cash equivalents)	$6,019	$6,360
Securities purchased under agreements to resell	95,148	87,295
Investment securities, at fair value	43,275	38,701
Mortgage loans held-for-sale (includes $7,356 and $3,218 at fair value)	12,941	12,197
Mortgage loans held-for-investment (net of allowance for credit losses of $6,383 and $7,391 and includes $1,806 and $1,214 at fair value)	3,083,665	3,022,318
Accrued interest receivable, net	9,925	8,529
Deferred tax assets, net	4,076	5,777
Other assets (includes $6,095 and $5,890 at fair value)	25,927	27,156
Total assets	$3,280,976	$3,208,333
Liabilities and equity
Liabilities
Accrued interest payable	$8,812	$7,309
Debt (includes $2,476 and $3,047 at fair value)	3,208,346	3,145,832
Other liabilities (includes $873 and $759 at fair value)	16,096	18,174
Total liabilities	3,233,254	3,171,315
Commitments and contingencies
Equity
Senior preferred stock (liquidation preference of $117,309 and $107,878)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(35,128)	(45,666)
AOCI, net of taxes, related to:
Available-for-sale securities	72	(84)
Other	(94)	(104)
AOCI, net of taxes	(22)	(188)
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	47,722	37,018
Total liabilities and equity	$3,280,976	$3,208,333
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

	December 31,
(In millions)	2023	2022
Assets:
Cash and cash equivalents (includes $890 and $610 of restricted cash and cash equivalents)	$891	$611
Securities purchased under agreements to resell	9,396	9,703
Investment securities, at fair value	65	126
Mortgage loans held-for-investment	3,039,461	2,971,601
Accrued interest receivable, net	8,885	7,944
Other assets	4,858	5,019
Total assets of consolidated VIEs	$3,063,556	$2,995,004
Liabilities:
Accrued interest payable	$7,527	$6,619
Debt	3,041,927	2,979,070
Total liabilities of consolidated VIEs	$3,049,454	$2,985,689
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2023 Form 10-K	137

Financial Statements	Consolidated Statements of Equity
FREDDIE MAC
Consolidated Statements of Equity

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2020	1	464	650	$72,648	$14,109	$—	($67,102)	$643	($3,885)	$16,413
Comprehensive income:
Net income	—	—	—	—	—	—	12,109	—	—	12,109
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $36 million)	—	—	—	—	—	—	—	(134)	—	(134)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $101 million)	—	—	—	—	—	—	—	(379)	—	(379)
Other (net of taxes of $4 million)	—	—	—	—	—	—	—	24	—	24
Comprehensive income	—	—	—	—	—	—	12,109	(489)	—	11,620
Ending balance at December 31, 2021	1	464	650	$72,648	$14,109	$—	($54,993)	$154	($3,885)	$28,033

Comprehensive income:
Net income	—	—	—	—	—	—	9,327	—	—	9,327
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $96 million)	—	—	—	—	—	—	—	(362)	—	(362)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $5 million)	—	—	—	—	—	—	—	(19)	—	(19)
Other (net of taxes of $10 million)	—	—	—	—	—	—	—	39	—	39
Comprehensive income	—	—	—	—	—	—	9,327	(342)	—	8,985
Ending balance at December 31, 2022	1	464	650	$72,648	$14,109	$—	($45,666)	($188)	($3,885)	$37,018

Comprehensive income:
Net income	—	—	—	—	—	—	10,538	—	—	10,538
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $5 million)	—	—	—	—	—	—	—	18	—	18
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $36 million)	—	—	—	—	—	—	—	138	—	138
Other (net of taxes of $2 million)	—	—	—	—	—	—	—	10	—	10
Comprehensive income	—	—	—	—	—	—	10,538	166	—	10,704
Ending balance at December 31, 2023	1	464	650	$72,648	$14,109	$—	($35,128)	($22)	($3,885)	$47,722
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2023 Form 10-K	138

Financial Statements	Consolidated Statements of Cash Flows

FREDDIE MAC
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash flows from operating activities
Net income	$10,538	$9,327	$12,109
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	827	(1,264)	(1,922)
Provision (benefit) for credit losses	(872)	1,841	(1,041)
Investment gains, net	(1,853)	(2,763)	(4,312)
Deferred income tax expense and changes in income taxes receivable	1,762	(223)	(113)
Mortgage loans acquired as held-for-sale:
Purchases	(29,339)	(45,093)	(59,270)
Proceeds from sales and repayments	27,347	49,389	70,281
Net change in:
Accrued interest receivable	(1,389)	(1,038)	396
Accrued interest payable	1,507	1,041	57
Other, net	(913)	708	168
Net cash provided by (used in) operating activities	7,615	11,925	16,353
Cash flows from investing activities
Investment securities:
Purchases	(101,238)	(132,913)	(124,710)
Proceeds from sales	78,799	122,442	154,352
Proceeds from maturities and repayments	14,247	13,821	7,701
Mortgage loans acquired held-for-investment:
Purchases	(101,262)	(160,884)	(542,222)
Proceeds from sales	7,581	3,438	9,255
Proceeds from repayments	245,037	352,204	757,186
Advances under secured lending arrangements	(96,666)	(170,456)	(264,790)
Net (increase) decrease in securities purchased under agreements to resell	(6,107)	(20,750)	26,467
Cash flows related to derivatives	4,326	4,769	1,070
Other, net	(464)	(273)	(59)
Net cash provided by (used in) investing activities	44,253	11,398	24,250
Cash flows from financing activities
Debt of consolidated trusts:
Proceeds from issuance	205,523	359,806	825,632
Repayments and redemptions	(251,762)	(388,033)	(782,545)
Debt of Freddie Mac:
Proceeds from issuance	146,506	137,339	23,153
Repayments	(150,585)	(140,970)	(127,911)
Net increase (decrease) in securities sold under agreements to repurchase	(1,746)	4,658	7,333
Other, net	(145)	87	(4)
Net cash provided by (used in) financing activities	(52,209)	(27,113)	(54,342)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(341)	(3,790)	(13,739)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	6,360	10,150	23,889
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$6,019	$6,360	$10,150

Supplemental cash flow information
Cash paid for:
Debt interest	$87,610	$75,441	$69,093
Income taxes	900	2,500	3,204
Non-cash investing and financing activities (Notes 4 and 7)
The accompanying notes are an integral part of these consolidated financial statements.

FREDDIE MAC | 2023 Form 10-K	139

Financial Statements	Notes to Consolidated Financial Statements | Note 1
Notes to Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970, with a mission to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For additional information on the roles of FHFA and Treasury, see Note 2. Throughout our consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary.
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
Cash and Cash Equivalents

Highly liquid investment securities that have an original maturity of three months or less are accounted for as cash equivalents. Original maturity means the original maturity to us when we acquire the investment, not the original maturity of the instrument itself. Cash collateral accepted from counterparties that we do not have the right to use for general corporate purposes is classified as restricted cash and cash equivalents on our consolidated balance sheets. Restricted cash and cash equivalents includes cash remittances received from servicers of the underlying assets of our consolidated trusts which are deposited into a separate custodial account. We invest the cash held in the custodial account in short-term investments; and we are entitled to the interest income earned on these short-term investments, which is recorded as interest income on our consolidated statements of income.
Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by, or distributions to, stockholders. Comprehensive income consists of net income plus other comprehensive income, including unrealized gains and losses on available-for-sale securities.

FREDDIE MAC | 2023 Form 10-K	140

Financial Statements	Notes to Consolidated Financial Statements | Note 1
Other Significant Accounting Policies

The table below identifies our other significant accounting policies and the related note in which information about each policy can be found.

Note	Accounting Policy
Note 3	Securitizations and Variable Interest Entities
Note 4	Mortgage Loans
Note 5	Guarantees and Other Off-Balance Sheet Credit Exposures
Note 6	Allowance for Credit Losses
Note 7	Investment Securities
Note 8	Debt
Note 9	Derivatives
Note 10	Collateralized Agreements
Note 11	Stockholders' Equity
Note 11	Earnings Per Share
Note 13	Income Taxes
Note 14	Segment Reporting
Note 16	Fair Value Disclosures

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method	The amendments in this Update provide clarifications of the guidance in ASC Topic 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. The Update amends the guidance in ASU 2017-12 that, among other things, establishes the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible by allowing the entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. The Update provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method.	January 1, 2023	The adoption of these amendments did not have a material effect on our consolidated financial statements. We adopted the guidance in this Update related to disclosures on a prospective basis.
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The amendments in this Update require disclosure of current period gross write-offs by year of origination for financing receivables within the scope of ASC Subtopic 326-20.	January 1, 2023 for the amendments related to disclosure of gross write-offs by year of origination.	The adoption of these amendments did not have a material effect on our consolidated financial statements. See Note 4 for additional disclosure of gross write-offs by year of origination.

FREDDIE MAC | 2023 Form 10-K	141

Financial Statements	Notes to Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments in this Update expand the use of the proportional amortization method of accounting to equity investments in other tax credit structures that meet certain conditions. This Update also amends those conditions primarily to assess projected benefits on a discounted basis and expands the disclosure requirements of those investments.	January 1, 2024	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this Update require the disclosure of more detailed quantitative and qualitative information about significant segment expenses that are regularly provided to the CODM and included in each reported measure of segment profit or loss.	December 31, 2024	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require annual disclosure of more detailed tax rate reconciliation categories and income taxes paid by geography and jurisdiction.	January 1, 2025	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

FREDDIE MAC | 2023 Form 10-K	142

Financial Statements	Notes to Consolidated Financial Statements | Note 2
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
Purchase Agreement and Warrant

Overview
On September 7, 2008, we, through FHFA, in its capacity as Conservator, entered into the Purchase Agreement with Treasury. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, August 17, 2012, December 21, 2017, September 27, 2019, January 14, 2021, and September 14, 2021. The amount of available funding remaining under the Purchase Agreement was $140.2 billion as of December 31, 2023. This amount will be reduced by any future draws.
The Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us after any quarter in which we have a negative net worth (that is, our total liabilities exceed our total assets, as reflected on our consolidated balance sheets). In addition, the Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us if the Conservator determines, at any time, that it will be mandated by law to appoint a receiver for us unless we receive these funds from Treasury. In exchange for Treasury's funding commitment, we issued to Treasury, as an aggregate initial commitment fee, one million shares of Variable Liquidation Preference Senior Preferred Stock with an initial liquidation preference of $1 billion, which we refer to as the senior preferred stock, and a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the warrant. We received no cash proceeds or other consideration from Treasury for issuing the senior preferred stock or the warrant. The amount of any draw will be added to the aggregate liquidation preference of the senior preferred stock. Deficits in our net worth have made it necessary for us to make substantial draws on Treasury's funding commitment under the Purchase Agreement. Pursuant to the December 2017 Letter Agreement, the liquidation preference of the senior preferred stock increased by $3.0 billion on December 31, 2017. Pursuant to the September 2019 Letter Agreement and January 2021 Letter Agreement, increases in the Net Worth Amount, if any, during the immediately prior fiscal quarter have been, or will be, added to the liquidation preference of the senior preferred stock at the

FREDDIE MAC | 2023 Form 10-K	143

Financial Statements	Notes to Consolidated Financial Statements | Note 2
end of each fiscal quarter, from September 30, 2019 through the Capital Reserve End Date. The liquidation preference of the senior preferred stock was $117.3 billion on December 31, 2023 and will increase to $120.4 billion on March 31, 2024 based on the increase in our Net Worth Amount during 4Q 2023. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited, and we will not be able to do so for the foreseeable future, if at all. In addition to increases based on quarterly increases in our Net Worth Amount, as discussed above, the liquidation preference will increase if we receive additional draws under the Purchase Agreement or if any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash.
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
Accordingly, our cash dividend requirement for each quarter from January 1, 2013 until the Capital Reserve End Date is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury's commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. The applicable Capital Reserve Amount is currently the amount of adjusted total capital necessary to meet capital requirements and buffers set forth in the ERCF. This Capital Reserve Amount will remain in effect until the last day of the second consecutive fiscal quarter during which we have reached and maintained such level of capital (the Capital Reserve End Date). As a result, we will not be required to pay a dividend on the senior preferred stock to Treasury until we have built sufficient net worth to meet the capital requirements and buffers set forth in the ERCF. If for any reason we were not to pay our dividend requirement on the senior preferred stock in full in any future period until the Capital Reserve End Date, the unpaid amount would be added to the liquidation preference and the applicable Capital Reserve Amount would thereafter be zero. Based on our Net Worth Amount at December 31, 2023 and the applicable Capital Reserve Amount, we will not have a dividend requirement to Treasury in March 2024. Since the beginning of the conservatorship through December 31, 2023, we have paid cash dividends of $119.7 billion to Treasury at the direction of the Conservator.
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

FREDDIE MAC | 2023 Form 10-K	144

Financial Statements	Notes to Consolidated Financial Statements | Note 2
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
●    Of cash or cash equivalents for cash or cash equivalents; or
●    To the extent necessary to comply with the covenant described below relating to the reduction of our mortgage-related investments portfolio.
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
The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum amount of $225 billion effective December 31, 2022. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. Our mortgage-related investments portfolio for purposes of the FHFA and Purchase Agreement caps was $107.2 billion at December 31, 2023, including $22.2 billion representing 10% of the notional amount of the interest-only securities we held as of December 31, 2023. Our ability to acquire and sell mortgage assets continues to be significantly constrained by limitations imposed by the Purchase Agreement and FHFA.
With respect to the composition of our mortgage-related investments portfolio, FHFA has instructed us to (1) hold no more than $20 billion in Single-Family agency MBS with all dollar caps to be based on UPB and (2) hold no CMOs, which are also sometimes referred to as REMICs. We will have a holding period limit to sell any new CMO tranches created but not sold at issuance. CMOs do not include tranches initially retained from reperforming loans senior subordinate securitizations.

FREDDIE MAC | 2023 Form 10-K	145

Financial Statements	Notes to Consolidated Financial Statements | Note 2
Under the Purchase Agreement, we also may not, without the prior written consent of Treasury, incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement was $270 billion on January 1, 2023 as a result of the decrease in the mortgage assets limit under the Purchase Agreement to $225 billion on December 31, 2022. The mortgage asset and indebtedness limitations are determined without giving effect to the changes to the accounting guidance for transfers of financial assets and consolidation of VIEs, under which we consolidated certain VIEs in our consolidated financial statements as of January 1, 2010. As of December 31, 2023, our aggregate indebtedness for purposes of the debt cap was $174.0 billion. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
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

FREDDIE MAC | 2023 Form 10-K	146

Financial Statements	Notes to Consolidated Financial Statements | Note 2
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
See Note 11 for additional information on the conservatorship and the Purchase Agreement.

FREDDIE MAC | 2023 Form 10-K	147

Financial Statements	Notes to Consolidated Financial Statements | Note 2
Related Parties as a Result of Conservatorship

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. During the years ended December 31, 2023, 2022, and 2021, no transactions outside of normal business activities have occurred between us and the U.S. government (or any of its related parties), except for the following:
■    The transactions with Treasury discussed above in Purchase Agreement and Warrant;
■    The transactions entered into whereby we and Fannie Mae, in conjunction with Treasury, provided assistance to state and local HFAs. Treasury will reimburse Freddie Mac for initial guarantee losses on these transactions;
■    The allocation or transfer of 4.2 bps of each dollar of new business purchases to certain housing funds as required under the GSE Act. During the years ended December 31, 2023, 2022, and 2021, we recognized $0.1 billion, $0.3 billion, and $0.5 billion, respectively, of expense related to the affordable housing funds. These amounts are included in legislative assessments expense on our consolidated statements of income; and
■    The legislated guarantee fees on single-family loans that are remitted to Treasury as required by law. During the years ended December 31, 2023, 2022, and 2021, we recognized $2.9 billion, $2.8 billion, and $2.3 billion, respectively, of expense related to the legislated guarantee fees. These amounts are included in legislative assessments expense on our consolidated statements of income.
In addition, we are deemed a related party with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business in conservatorship other than our relationship with CSS discussed below.
In October 2013, FHFA announced the formation of CSS. CSS is a limited liability company equally-owned by Freddie Mac and Fannie Mae, and CSS is also deemed a related party. In connection with the formation of CSS, we entered into a limited liability company (LLC) agreement with Fannie Mae. Additionally, we and Fannie Mae each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS, including an updated customer services agreement with Fannie Mae and CSS in May 2019. In June 2019, we entered into an agreement with Fannie Mae regarding the commingling of certain of our mortgage securities and related indemnification obligations. During the year ended December 31, 2023, we contributed $72 million of capital to CSS, and we have contributed $871 million since the fourth quarter of 2014. The carrying value of our investment in CSS was ($1) million and ($2) million as of December 31, 2023 and December 31, 2022. respectively.
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
Under the revised CSS LLC agreement, the CSS Board includes two Freddie Mac and two Fannie Mae representatives and additional members: the Chief Executive Officer of CSS and an independent, non-Executive Chair. During conservatorship, the CSS Board Chair shall be designated by FHFA, and all CSS Board decisions will require the affirmative vote of the Board Chair. During conservatorship, FHFA also may appoint up to three additional independent members to the CSS Board, who along with the CSS Board Chair and the Chief Executive Officer of CSS may continue to serve on the CSS Board after conservatorship. As of December 31, 2023, FHFA appointed the current CSS Board Chair and an additional independent director to the CSS Board.

FREDDIE MAC | 2023 Form 10-K	148

Financial Statements	Notes to Consolidated Financial Statements | Note 3
NOTE 3
Securitizations and Variable Interest Entities
Our primary business activities in the Single-Family and Multifamily segments involve the securitization of loans or other mortgage-related assets using trusts that are VIEs. These trusts issue beneficial interests in the loans or other mortgage-related assets that they own. We guarantee the principal and interest payments on some or all of the issued beneficial interests in substantially all of our securitization transactions. We also use trusts that are VIEs in certain CRT products.
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
When we consolidate a VIE, we recognize the assets and liabilities of the VIE on our consolidated balance sheets and account for those assets and liabilities based on the applicable GAAP for each specific type of asset or liability. Assets and liabilities that we transfer to a VIE at, after, or shortly before the date we become the primary beneficiary of the VIE are initially measured at the same amounts that they would have been measured if they had not been transferred, and no gain or loss is recognized on these transfers. For all other VIEs that we consolidate, we recognize the assets and liabilities of the VIE at fair value, and we recognize a gain or loss for the difference between:
■    The sum of the fair value of the consideration paid, the fair value of any noncontrolling interests, and the reported amount of any previously held interests and
■    The fair value of the net identifiable assets recognized.
Single-Family

Securitization Products
Level 1 Securitization Products
Level 1 Securitization Products consist of UMBS, 55-day MBS, ARM and Gold PCs, which are all pass-through debt securities that represent undivided beneficial interests in a pool of loans held by a securitization trust. All Level 1 Securitization Products are backed only by mortgage loans we have acquired. We serve as both administrator and guarantor for these trusts. As administrator, we have the right to establish servicing terms and direct loss mitigation activities for the loans held by these trusts. As guarantor, we guarantee the payment of principal and interest on these securities in exchange for a guarantee fee, and we have the right to purchase delinquent loans from the trust to help improve the economic performance of the trust. We absorb all credit losses of these trusts through our guarantee of the principal and interest payments.
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
We were the primary beneficiary of, and therefore consolidated, Level 1 securitization trusts with assets totaling $3.0 trillion and $2.9 trillion at December 31, 2023 and December 31, 2022, respectively. Our exposure for guarantees to consolidated securitization trusts is generally equal to the UPB of the loans recorded on our consolidated balance sheets.

FREDDIE MAC | 2023 Form 10-K	149

Financial Statements	Notes to Consolidated Financial Statements | Note 3
Other Securitization Products
We are the primary beneficiary of and, therefore, consolidate the trusts used to issue certain of our Single-Family other securitization products when we have the ability to direct the activities that most significantly affect the economic performance of the trusts and we have the obligation to absorb credit losses through our guarantee of some or all of the issued securities. As a result, we consolidated trusts used to issue these products with underlying assets totaling $4.5 billion and $5.0 billion at December 31, 2023 and December 31, 2022, respectively.
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
We consolidated VIEs used in these securitizations with underlying assets totaling $44.1 billion and $29.3 billion at December 31, 2023 and December 31, 2022, respectively.
K Certificates and Other Securitization Products
We are the primary beneficiary of and, therefore, consolidate the trusts used to issue fully-guaranteed K Certificates and certain of our Multifamily other securitization products when we have the ability to direct the activities that most significantly affect the economic performance of the VIEs and we have the obligation to absorb credit losses through our guarantee of the issued securities.
We consolidated VIEs used in these securitizations with underlying assets totaling $3.2 billion and $1.1 billion at December 31, 2023 and December 31, 2022, respectively.
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
During 2023 and 2022, we issued $4.9 billion and $14.7 billion, respectively, of WI Certificates, and initially consolidated the trusts. We consolidated WI K-Deal trusts with underlying assets totaling $0.5 billion and $0.8 billion at December 31, 2023 and December 31, 2022, respectively.
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

FREDDIE MAC | 2023 Form 10-K	150

Financial Statements	Notes to Consolidated Financial Statements | Note 3
our investments in the beneficial interests issued by the nonconsolidated VIE, if any, as investments in debt securities. We also do not consolidate the trusts used to issue certain other types of our Single-Family other securitization products when we do not have the ability to direct the activities that most significantly affect the economic performance of the VIE.
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

FREDDIE MAC | 2023 Form 10-K	151

Financial Statements	Notes to Consolidated Financial Statements | Note 3
securities issued prior to July 1, 2022; however, effective July 1, 2022, we began to charge a fee for any commingled security issued after that date.
CRT Products
We transfer credit risk exposure on certain mortgage loans that we own or guarantee using CRT products, including STACR Trust notes. In STACR Trust notes transactions, a trust issues credit-linked notes whose repayments are based on the credit performance of a reference pool of mortgage loans. The trust uses the proceeds from the issuance of the notes to purchase short-term eligible investments and makes periodic payments of principal and interest on the notes to investors. We make payments to the trust to support payment of the interest due on the notes, and we receive payments from the trust that otherwise would have been made to the noteholders to the extent there are credit events on the mortgages in the reference pool. The note balances are reduced by the amount of the payments to us. The trust was designed to create and pass along to its interest holders the variability related to the credit risk of the mortgages in the reference pool. We do not have a variable interest in the risk that the trust was designed to create and pass along to its interest holders or the power to direct the activities that most significantly affect the economic performance of the VIE. As a result, we do not consolidate the trusts used in the STACR Trust note transactions.
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
Multifamily

Securitization Products
K Certificates
In a typical K Certificate transaction, we sell multifamily loans to a non-Freddie Mac trust that issues senior and subordinate securities, and simultaneously purchase and place the senior securities into a Freddie Mac trust that issues guaranteed K Certificates. In these transactions, we guarantee the senior securities issued by the non-Freddie Mac trust but do not issue or guarantee the subordinate securities. We receive a guarantee fee in exchange for our guarantee. In certain of our K Certificate securitizations, we may also serve as master servicer. However, in contrast to most single-family transactions, the rights to direct loss mitigation activities of the underlying loans and to purchase delinquent loans from the securitization trust are generally held by the investor in the most subordinate remaining securities issued by the non-Freddie Mac trust, and therefore we do not have the power to direct those activities unless we are the investor in the most subordinate remaining securities. We do not typically invest in the subordinate securities issued in our K Certificate transactions.
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
CRT Products
In Multifamily, we may transfer credit risk on certain mortgage loans that we own or guarantee by entering into SCR Trust note transactions, which are similar to STACR Trust note transactions in Single-Family. We do not consolidate the trusts used in

FREDDIE MAC | 2023 Form 10-K	152

Financial Statements	Notes to Consolidated Financial Statements | Note 3
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

FREDDIE MAC | 2023 Form 10-K	153

Financial Statements	Notes to Consolidated Financial Statements | Note 3
Table 3.1 - Nonconsolidated VIEs

	December 31, 2023
	Carrying Amounts of the Assets and Liabilities On the Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,272	$172	$427	$30,298	$24,600
Resecuritization products(2)	4,952	67	626	110,320	110,320
CRT products(3)	—	92	220	29,126	14
Total Single-Family	6,224	331	1,273	169,744	134,934
Multifamily:
Securitization products(4)	5,985	5,082	4,652	360,928	321,262
CRT products(3)	—	11	7	1,359	8
Total Multifamily	5,985	5,093	4,659	362,287	321,270
Other	—	7	5	117	468
Total	$12,209	$5,431	$5,937	$532,148	$456,672

	December 31, 2022
	Carrying Amounts of the Assets and Liabilities On the Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$965	$175	$436	$31,614	$25,772
Resecuritization products(2)	5,092	61	659	119,267	119,267
CRT products(3)	—	197	52	30,549	105
Total Single-Family	6,057	433	1,147	181,430	145,144
Multifamily:
Securitization products(4)	7,808	4,931	4,920	360,869	319,117
CRT products(3)	—	2	2	972	—
Total Multifamily	7,808	4,933	4,922	361,841	319,117
Other	—	8	5	185	435
Total	$13,865	$5,374	$6,074	$543,456	$464,696
(1)    Other assets primarily include our guarantee assets. Liabilities primarily include our guarantee obligations.
(2)    Total assets and maximum exposure to loss are based on the UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts. We exclude noncommingled resecuritization trusts from these amounts as we have already guaranteed the underlying collateral and therefore noncommingled resecuritizations do not involve any incremental assets or create any incremental exposure to credit risk. Total assets exclude $0.1 billion as of both December 31, 2023 and December 31, 2022, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.
(3) Maximum exposure to loss is based on our expected recovery receivables and excludes our obligations to make certain payments to the VIE to support payment of the interest due on the notes issued by the VIE, which we account for as derivative instruments. The notional value of these derivative instruments is equal to the total assets of the VIE.
(4)    Includes total assets of $0.3 billion and $0.4 billion as of December 31, 2023 and December 31, 2022, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off.
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

FREDDIE MAC | 2023 Form 10-K	154

Financial Statements	Notes to Consolidated Financial Statements | Note 4
NOTE 4
Mortgage Loans
The table below provides details of the loans on our consolidated balance sheets.
Table 4.1 - Mortgage Loans

	December 31, 2023			December 31, 2022
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$3,527	$9,905	$13,432	$3,564	$9,544	$13,108
Cost basis and fair value adjustments, net	(712)	221	(491)	(696)	(215)	(911)
Total held-for-sale loans, net	2,815	10,126	12,941	2,868	9,329	12,197
Held-for-investment UPB	2,996,509	59,203	3,055,712	2,941,505	48,379	2,989,884
Cost basis and fair value adjustments, net(1)	34,627	(291)	34,336	39,896	(71)	39,825
Allowance for credit losses	(6,057)	(326)	(6,383)	(7,314)	(77)	(7,391)
Total held-for-investment loans, net(2)	3,025,079	58,586	3,083,665	2,974,087	48,231	3,022,318
Total mortgage loans, net	$3,027,894	$68,712	$3,096,606	$2,976,955	$57,560	$3,034,515
(1)Includes ($0.2) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method hedge relationships as of December 31, 2023.
(2)Includes $1.8 billion and $1.2 billion of multifamily held-for-investment loans for which we have elected the fair value option as of December 31, 2023 and December 31, 2022, respectively.
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

FREDDIE MAC | 2023 Form 10-K	155

Financial Statements	Notes to Consolidated Financial Statements | Note 4
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 4.2 - Loans Purchased and Sold

	Year Ended December 31,
(In millions)	2023	2022	2021
Single-Family:
Purchases:
Held-for-investment loans	$299,886	$540,472	$1,215,276
Sales of held-for-sale loans(1)	1,253	2,211	5,514
Multifamily:
Purchases:
Held-for-investment loans	16,814	25,052	9,363
Held-for-sale loans	29,415	44,997	59,093
Sales of held-for-sale loans(2)	34,034	50,280	70,355
(1)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(2)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates.
Reclassifications

We reclassify loans from held-for-investment to held-for-sale depending on our intent and ability to hold the loan for the foreseeable future. Upon reclassification from held-for-investment to held-for-sale, we perform a collectability assessment. When we determine that a loan to be reclassified has experienced more-than-insignificant deterioration in credit quality since origination, the excess of the loan’s amortized cost basis over its fair value is written off against the allowance for credit losses prior to the reclassification. If the charge-off amount exceeds the existing allowance for credit losses amount, an additional provision for credit losses is recognized. Any remaining allowance for credit losses after the charge-off is reversed through provision for credit losses.
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
Table 4.3 - Loan Reclassifications(1)

	2023			2022
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$1,968	$37	$—	$1,231	$30	$—
Held-for-sale to held-for-investment(2)	191	16	20	249	15	16
Multifamily reclassifications from:
Held-for-investment to held-for-sale	6,760	4	(58)	1,394	2	(4)
Held-for-sale to held-for-investment	861	(1)	19	39	—	—
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

FREDDIE MAC | 2023 Form 10-K	156

Financial Statements	Notes to Consolidated Financial Statements | Note 4
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
Table 4.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual(1)

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	December 31, 2023	December 31, 2022	Year Ended December 31, 2023
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$12,682	$9,307	$256
15-year or less, amortizing fixed-rate	519	427	7
Adjustable-rate and other	257	361	5
Total Single-Family	13,458	10,095	268
Total Multifamily	64	42	3
Total Single-Family and Multifamily	$13,522	$10,137	$271

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	December 31, 2022	December 31, 2021	Year Ended December 31, 2022
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$9,307	$17,013	$172
15-year or less, amortizing fixed-rate	427	844	5
Adjustable-rate and other	361	793	6
Total Single-Family	10,095	18,650	183
Total Multifamily	42	—	2
Total Single-Family and Multifamily	$10,137	$18,650	$185
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
Table 4.5 - Accrued Interest Receivable, Net and Related Charge-offs

	Accrued Interest Receivable, Net		Accrued Interest Receivable Related Charge-offs
(In millions)	December 31, 2023	December 31, 2022	Year Ended December 31, 2023	Year Ended December 31, 2022
Single-Family loans	$8,833	$7,967	($232)	($236)
Multifamily loans	287	220	(2)	—
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

FREDDIE MAC | 2023 Form 10-K	157

Financial Statements	Notes to Consolidated Financial Statements | Note 4
Table 4.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	December 31, 2023
	Year of Origination						Total
(In millions)	2023	2022	2021	2020	2019	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$39,500	$93,279	$513,267	$542,449	$94,348	$411,663	$1,694,506
> 60 to 80	105,384	183,251	318,965	95,102	12,402	7,296	722,400
> 80 to 90	55,973	90,785	27,750	1,272	213	262	176,255
> 90 to 100	51,994	23,460	1,542	71	16	77	77,160
> 100	28	912	24	9	5	88	1,066
Total 20- and 30-year or more, amortizing fixed-rate	252,879	391,687	861,548	638,903	106,984	419,386	2,671,387
Current period gross charge-offs(1)	—	12	37	43	45	243	380
15-year or less, amortizing fixed-rate
≤ 60	4,221	20,246	121,709	98,338	12,488	56,493	313,495
> 60 to 80	3,973	8,314	4,491	278	19	5	17,080
> 80 to 90	623	509	25	—	—	—	1,157
> 90 to 100	198	33	1	—	—	—	232
> 100	1	1	—	—	—	1	3
Total 15-year or less, amortizing fixed-rate	9,016	29,103	126,226	98,616	12,507	56,499	331,967
Current period gross charge-offs(1)	—	1	2	1	—	2	6
Adjustable-rate and other
≤ 60	356	1,650	3,325	1,465	586	12,950	20,332
> 60 to 80	1,153	2,651	1,105	89	25	227	5,250
> 80 to 90	689	1,040	48	3	—	18	1,798
> 90 to 100	317	276	2	—	—	8	603
> 100	—	16	—	—	—	4	20
Total Adjustable-rate and other	2,515	5,633	4,480	1,557	611	13,207	28,003
Current period gross charge-offs(1)	—	—	—	—	—	1	1

Total for all loan product types by current LTV ratio:
≤ 60	44,077	115,175	638,301	642,252	107,422	481,106	2,028,333
> 60 to 80	110,510	194,216	324,561	95,469	12,446	7,528	744,730
> 80 to 90	57,285	92,334	27,823	1,275	213	280	179,210
> 90 to 100	52,509	23,769	1,545	71	16	85	77,995
> 100	29	929	24	9	5	93	1,089
Total Single-Family loans	$264,410	$426,423	$992,254	$739,076	$120,102	$489,092	$3,031,357
Total current period gross charge-offs(1)	$—	$13	$39	$44	$45	$246	$387
Referenced footnotes are included after the prior period table.

FREDDIE MAC | 2023 Form 10-K	158

Financial Statements	Notes to Consolidated Financial Statements | Note 4

	December 31, 2022
	Year of Origination						Total
(In millions)	2022	2021	2020	2019	2018	Prior
Current LTV Ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$66,153	$394,498	$489,315	$87,188	$38,955	$407,819	$1,483,928
> 60 to 80	158,421	424,141	190,167	28,991	7,870	10,426	820,016
> 80 to 90	79,901	90,006	4,405	569	164	419	175,464
> 90 to 100	86,109	8,911	397	56	24	143	95,640
> 100	2,568	49	6	6	5	156	2,790
Total 20- and 30-year or more, amortizing fixed-rate	393,152	917,605	684,290	116,810	47,018	418,963	2,577,838
15-year or less, amortizing fixed-rate
≤ 60	16,752	119,379	109,685	14,606	5,578	68,240	334,240
> 60 to 80	13,042	22,007	2,503	132	16	16	37,716
> 80 to 90	1,601	368	7	—	—	1	1,977
> 90 to 100	570	5	—	—	—	1	576
> 100	3	—	—	—	—	1	4
Total 15-year or less, amortizing fixed-rate	31,968	141,759	112,195	14,738	5,594	68,259	374,513
Adjustable-rate and other
≤ 60	1,255	2,779	1,524	634	428	15,139	21,759
> 60 to 80	2,322	1,956	214	76	28	445	5,041
> 80 to 90	1,127	186	5	1	1	34	1,354
> 90 to 100	836	11	—	—	—	14	861
> 100	26	—	—	—	—	9	35
Total Adjustable-rate and other	5,566	4,932	1,743	711	457	15,641	29,050

Total for all loan product types by current LTV ratio:
≤ 60	84,160	516,656	600,524	102,428	44,961	491,198	1,839,927
> 60 to 80	173,785	448,104	192,884	29,199	7,914	10,887	862,773
> 80 to 90	82,629	90,560	4,417	570	165	454	178,795
> 90 to 100	87,515	8,927	397	56	24	158	97,077
> 100	2,597	49	6	6	5	166	2,829
Total Single-Family loans	$430,686	$1,064,296	$798,228	$132,259	$53,069	$502,863	$2,981,401
(1)Excludes charge-offs related to accrued interest receivable and advances of pre-foreclosure costs.
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

FREDDIE MAC | 2023 Form 10-K	159

Financial Statements	Notes to Consolidated Financial Statements | Note 4
Table 4.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	December 31, 2023
	Year of Origination							Total
(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans
Category:
Pass	$13,804	$17,845	$7,430	$6,345	$4,420	$3,254	$2,266	$55,364
Special mention	20	85	28	43	294	106	—	576
Substandard	—	33	188	259	223	464	—	1,167
Doubtful	—	—	—	—	—	—	—	—
Total	$13,824	$17,963	$7,646	$6,647	$4,937	$3,824	$2,266	$57,107

	December 31, 2022
	Year of Origination							Total
(In millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans
Category:
Pass	$21,854	$7,638	$6,546	$4,784	$1,077	$2,646	$1,924	$46,469
Special mention	—	39	65	232	7	113	—	456
Substandard	—	1	3	27	7	131	—	169
Doubtful	—	—	—	—	—	—	—	—
Total	$21,854	$7,678	$6,614	$5,043	$1,091	$2,890	$1,924	$47,094
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
Table 4.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status

	December 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing Interest	Non-Accrual With No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,627,763	$25,528	$5,787	$12,309	$2,671,387	$—	$406
15-year or less, amortizing fixed-rate	329,601	1,589	270	507	331,967	—	4
Adjustable-rate and other	27,317	342	95	249	28,003	—	49
Total Single-Family	2,984,681	27,459	6,152	13,065	3,031,357	—	459
Total Multifamily	57,031	12	—	64	57,107	—	23
Total Single-Family and Multifamily	$3,041,712	$27,471	$6,152	$13,129	$3,088,464	$—	$482
Referenced footnotes are included after the prior period table.

FREDDIE MAC | 2023 Form 10-K	160

Financial Statements	Notes to Consolidated Financial Statements | Note 4

	December 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Three Months or More Past Due, and Accruing Interest	Non-Accrual With No Allowance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,541,057	$19,820	$4,603	$12,358	$2,577,838	$3,432	$522
15-year or less, amortizing fixed-rate	372,065	1,590	250	608	374,513	191	9
Adjustable-rate and other	28,262	325	88	375	29,050	30	67
Total Single-Family	2,941,384	21,735	4,941	13,341	2,981,401	3,653	598
Total Multifamily	47,039	13	—	42	47,094	—	42
Total Single-Family and Multifamily	$2,988,423	$21,748	$4,941	$13,383	$3,028,495	$3,653	$640
(1)Includes $2.0 billion and $1.6 billion of single-family loans that were in the process of foreclosure as of December 31, 2023 and December 31, 2022, respectively.
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
When we purchase single-family or multifamily loans from the trust, we record an extinguishment of the corresponding portion of debt of consolidated trusts and we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to mortgage loans held-for-investment by Freddie Mac. We purchased $5.7 billion and $11.4 billion in UPB of such loans from consolidated trusts during the years ended December 31, 2023 and December 31, 2022, respectively.
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
We offer the following types of restructurings to single-family borrowers that result in only a payment delay:

FREDDIE MAC | 2023 Form 10-K	161

Financial Statements	Notes to Consolidated Financial Statements | Note 4
■    Forbearance plans - Arrangements that require reduced or no payments during a defined period that provides borrowers additional time to return to compliance with the original mortgage terms or to implement another type of loan workout option. Borrowers may exit forbearance by repaying all past due amounts thus fully reinstating the loan, paying off the loan in full, or entering into a repayment plan, a payment deferral plan, or a trial period plan pursuant to a loan modification. We offer forbearance of up to 12 months to single-family borrowers experiencing financial difficulty. Borrowers may receive an initial forbearance term of one to six months and, if necessary, one or more forbearance term extensions of one to six months, as long as the delinquency of the mortgage does not exceed 12 months.
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
In addition, we also offer single-family borrowers loan modifications, which are contractual plans that may involve changing the terms of the loan such as payment delays, interest rate reductions, term extensions, or a combination of these items. Payment delays in our loan modification programs most commonly consist of adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, and may also include principal forbearance, in which a portion of the principal balance becomes non-interest-bearing and is due at the earlier of the payoff date, maturity date, or sale of the property. Our modification programs generally require completion of a trial period of at least three months prior to receiving the modification. During the loan modification trial period, borrowers make payments that are an estimate of the anticipated modified payment amount, which is generally lower than the amount required by the loan's original contractual terms. As a result, loans in these modifications are granted a delay in the payment due under the original contractual terms during the trial period. We continue to report single-family loans in loan modification trial period plans as delinquent to the extent that payments are past due based on the loan’s original contractual terms. The amortized cost basis of loans in trial period modification plans was $1.7 billion and $1.3 billion as of December 31, 2023 and December 31, 2022, respectively. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
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
Table 4.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2023
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$16,774	$4,051	$128	$20,953	0.8%
15-year or less, amortizing fixed-rate	798	—	—	798	0.2
Adjustable-rate and other	179	19	5	203	0.7
Total Single-Family loan restructurings	$17,751	$4,070	$133	$21,954	0.7
Referenced footnotes are included after the prior period table.

FREDDIE MAC | 2023 Form 10-K	162

Financial Statements	Notes to Consolidated Financial Statements | Note 4

	2022
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$21,968	$2,810	$6,699	$31,477	1.2%
15-year or less, amortizing fixed-rate	1,318	16	1	1,335	0.4
Adjustable-rate and other	386	38	104	528	1.8
Total Single-Family loan restructurings	$23,672	$2,864	$6,804	$33,340	1.1
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified.
(2)    Includes $8.3 billion and $12.5 billion related to payment deferral plans for 2023 and 2022, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
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
Table 4.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2023
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.0%	175	$16
15-year or less, amortizing fixed-rate	—	0	15
Adjustable-rate and other	1.6	202	17

	2022
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.4%	187	$21
15-year or less, amortizing fixed-rate	0.6	356	23
Adjustable-rate and other	2.3	223	26
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
(2)     Primarily related to payment deferral plans. Amounts are based on non-interest-bearing principal balances on the restructured loans.

FREDDIE MAC | 2023 Form 10-K	163

Financial Statements	Notes to Consolidated Financial Statements | Note 4
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
Table 4.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	2023
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,488	$905	$302	$3,695
15-year or less, amortizing fixed-rate	97	—	—	97
Adjustable-rate and other	30	6	6	42
Total Single-Family	$2,615	$911	$308	$3,834

	2022
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,746	$215	$408	$2,369
15-year or less, amortizing fixed-rate	95	—	—	95
Adjustable-rate and other	39	5	6	50
Total Single-Family	$1,880	$220	$414	$2,514
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
Table 4.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	December 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,000	$2,619	$1,525	$5,809	$20,953
15-year or less, amortizing fixed-rate	432	88	57	220	797
Adjustable-rate and other	101	23	17	63	204
Total Single-Family	$11,533	$2,730	$1,599	$6,092	$21,954

FREDDIE MAC | 2023 Form 10-K	164

Financial Statements	Notes to Consolidated Financial Statements | Note 4

	December 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$19,766	$2,819	$1,973	$6,919	$31,477
15-year or less, amortizing fixed-rate	781	124	91	339	1,335
Adjustable-rate and other	328	35	26	139	528
Total Single-Family	$20,875	$2,978	$2,090	$7,397	$33,340
Multifamily Loan Restructurings
We offer several types of restructurings to multifamily borrowers that may result in a payment delay, interest rate reduction, term extension, principal forgiveness, or combination thereof. In certain cases, we offer multifamily borrowers forbearance plans that allow borrowers to defer monthly payments during a defined period. After the forbearance period ends, the borrowers are required to repay forborne loan amounts in monthly installments. In addition, in certain cases, for maturing loans we may provide term extensions with no changes to the effective borrowing rate. In other cases, we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as interest rate reductions, term extensions, principal forbearance and/or forgiveness, or some combination of these items. There were no restructuring activities related to multifamily held-for-investment loans involving borrowers experiencing financial difficulty during 2023 and 2022.
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
The table below provides details of our single-family loan modifications that were classified as TDRs during the period presented.
Table 4.13 - Single-Family TDR Modification Metrics

2021
Percentage of single-family loan modifications that were classified as TDRs with:
Interest rate reductions and related term extensions	13%
Principal forbearance and related interest rate reductions and term extensions	33
Average coupon interest rate reduction	0.4%
Average months of term extension	155

FREDDIE MAC | 2023 Form 10-K	165

Financial Statements	Notes to Consolidated Financial Statements | Note 4
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the period presented. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.
Table 4.14 - TDR Activity

	2021
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis
Single-Family(1)(2):
20- and 30-year or more, amortizing fixed-rate	13,448	$2,368
15-year or less, amortizing fixed-rate	1,620	167
Adjustable-rate and other	680	96
Total Single-Family	15,748	2,631
Multifamily	—	—
(1)The pre-TDR amortized cost basis for single-family loans initially classified as TDRs during the year ended December 31, 2021 was $2.6 billion.
(2)Includes certain bankruptcy events and forbearance plans, repayment plans, payment deferral plans, and modification activities that did not qualify for the temporary relief related to TDRs provided by the CARES Act, based on servicer reporting at the time of the TDR event.
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable period and had completed a modification during the year preceding the payment default.
Table 4.15 - Payment Defaults of Completed TDR Modifications

	2021
(Dollars in millions)	Number of Loans	Post-TDR Amortized Cost Basis
Single-Family:
20- and 30-year or more, amortizing fixed-rate	3,044	$535
15-year or less, amortizing fixed-rate	121	13
Adjustable-rate and other	367	58
Total Single-Family	3,532	606
Multifamily	—	—
Non-Cash Investing and Financing Activities

During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we acquired $215 billion, $396.7 billion, and $705.4 billion, respectively, of loans held-for-investment in exchange for the issuance of debt of consolidated trusts in guarantor swap transactions. We received approximately $96.3 billion, $174.6 billion, and $263.9 billion of loans held-for-investment from sellers during the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively, to satisfy advances to lenders that were recorded in other assets on our consolidated balance sheets.

FREDDIE MAC | 2023 Form 10-K	166

Financial Statements	Notes to Consolidated Financial Statements | Note 5
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
The table below presents information about our mortgage-related guarantees and guarantees of Fannie Mae securities, including the UPB of the loans or securities underlying the guarantee, the maximum potential amount of future payments that we could be required to make under the guarantee, the liability we have recognized on our consolidated balance sheets for the guarantee, and the maximum remaining term of the guarantee. This table does not include our unrecognized guarantees, such as guarantees to consolidated VIEs or to resecuritization trusts that do not expose us to incremental credit risk. We do not

FREDDIE MAC | 2023 Form 10-K	167

Financial Statements	Notes to Consolidated Financial Statements | Note 5
believe the potential amount of future payments we could be required to make is representative of the actual payments we will be required to make or the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancements.
Table 5.1 - Financial Guarantees

	December 31, 2023
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,289	$24,600	$382	40
Other mortgage-related guarantees	8,692	8,692	161	28
Total Single-Family mortgage-related guarantees	38,981	33,292	543
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	$360,928	$321,262	$4,577	36
Other mortgage-related guarantees	10,761	10,761	383	35
Total Multifamily mortgage-related guarantees	371,689	332,023	4,960
Guarantees of Fannie Mae securities(4)	$110,320	$110,320	$—	38
Other	117	468	—	30

	December 31, 2022
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$31,604	$25,772	$391	40
Other mortgage-related guarantees	9,476	9,476	203	29
Total Single-Family mortgage-related guarantees	41,080	35,248	594
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	$360,869	$319,117	$4,889	37
Other mortgage-related guarantees	10,510	10,510	379	36
Total Multifamily mortgage-related guarantees	371,379	329,627	5,268
Guarantees of Fannie Mae securities(4)	$119,267	$119,267	$—	39
Other	185	435	—	29
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 6 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Includes UPB of $0.3 billion and $0.4 billion as of December 31, 2023 and December 31, 2022, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off. In addition, includes guarantees that are accounted for as derivatives with UPB of $2.1 billion as of both December 31, 2023 and December 31, 2022.
(4)    Excludes $0.1 billion as of both December 31, 2023 and December 31, 2022, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.

FREDDIE MAC | 2023 Form 10-K	168

Financial Statements	Notes to Consolidated Financial Statements | Note 5
The table below presents the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 5.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	December 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$34,524	$2,172	$827	$1,458	$38,981
Multifamily	369,785	850	98	956	371,689
Total	$404,309	$3,022	$925	$2,414	$410,670

	December 31, 2022
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$36,241	$2,072	$748	$2,019	$41,080
Multifamily	370,911	23	12	433	371,379
Total	$407,152	$2,095	$760	$2,452	$412,459
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
Indemnifications
In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See Note 17 for information on ongoing litigation. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at both December 31, 2023 and December 31, 2022.
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

FREDDIE MAC | 2023 Form 10-K	169

Financial Statements	Notes to Consolidated Financial Statements | Note 5
The table below presents our other off-balance sheet credit exposures.
Table 5.3 - Other Off-Balance Sheet Credit Exposures

(In millions)	December 31, 2023	December 31, 2022
Mortgage loan purchase commitments(1)	$10,378	$9,609
Unsettled securities purchased under agreements to resell, net(2)	22,276	15,890
Other commitments(3)	4,701	6,403
Total	$37,355	$31,902
(1)Includes $1.9 billion and $0.5 billion of commitments for which we have elected the fair value option as of December 31, 2023 and December 31, 2022, respectively. Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 9 for additional information on commitments accounted for as derivative instruments.
(2)Net of $4.0 billion and $5.6 billion of unsettled securities sold under agreements to repurchase as of December 31, 2023 and December 31, 2022, respectively.
(3)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

FREDDIE MAC | 2023 Form 10-K	170

Financial Statements	Notes to Consolidated Financial Statements | Note 6
NOTE 6
Allowance for Credit Losses
For financial assets measured at amortized cost, we recognize an allowance for credit losses that is deducted from or added to the amortized cost basis of the financial asset to present the net amount expected to be collected on the financial asset on the balance sheet. In 1Q 2022, we adopted accounting guidance that eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, we no longer incorporate the expected credit losses for TDRs we reasonably expect will occur in our estimation of the allowance for credit losses. See Note 4 for additional information on the adoption of the new accounting guidance.
The table below summarizes changes in our allowance for credit losses.
Table 6.1 - Details of the Allowance for Credit Losses

	December 31, 2023			December 31, 2022			December 31, 2021
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Beginning balance	$7,746	$147	$7,893	$5,440	$78	$5,518	$6,353	$200	$6,553
Provision (benefit) for credit losses	(1,172)	300	(872)	1,772	69	1,841	(919)	(122)	(1,041)
Charge-offs	(643)	—	(643)	(505)	—	(505)	(1,107)	—	(1,107)
Recoveries collected	144	—	144	148	—	148	197	—	197
Other(1)	327	—	327	891	—	891	916	—	916
Ending balance	$6,402	$447	$6,849	$7,746	$147	$7,893	$5,440	$78	$5,518

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$6,057	$326	$6,383	$7,314	$77	$7,391	$4,913	$34	$4,947
Other(2)	345	121	466	432	70	502	527	44	571
Total ending balance	$6,402	$447	$6,849	$7,746	$147	$7,893	$5,440	$78	$5,518
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Primarily includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
■    2023 vs. 2022 - The benefit for credit losses for 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in house prices. The provision for credit losses for 2022 was primarily driven by a credit reserve build in Single-Family due to deterioration in house prices.
■    2022 vs. 2021 - A provision for credit losses for 2022 compared to a benefit for credit losses for 2021 primarily driven by a credit reserve build in Single-Family due to deterioration in house prices.
In addition, charge-offs increased in 2023 compared to 2022 due to a higher volume of transfers of single-family loans from held-for-investment to held-for-sale and the lower fair value of these loans as a result of higher mortgage interest rates. Charge-offs decreased in 2022 compared to 2021 due to a decrease in charge-offs of accrued interest receivable during 2022.
Allowance for Credit Losses Methodology

We recognize changes in the allowance for credit losses through provision or benefit for credit losses on our consolidated statements of income.
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

FREDDIE MAC | 2023 Form 10-K	171

Financial Statements	Notes to Consolidated Financial Statements | Note 6
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
Our estimate of expected credit losses is sensitive to changes in forecasted house price growth rates, which affect both the probability of default and severity of expected credit losses, and changes in forecasted interest rates, as declining (increasing) interest rates typically result in higher (lower) expected prepayments and a shorter (longer) estimated loan life, and therefore lower (higher) expected credit losses. Our forecast of house price growth rates leverages an internally based model and uses a nationwide house price growth forecast for the next three years. A Monte Carlo simulation generates many possible house price scenarios for up to 40 years for each MSA. These scenarios are used to estimate loan-level expected future cash flows and credit losses based on each loan’s individual characteristics. Our forecast of interest rates incorporates various interest rate scenarios over the remaining contractual life of the loan based on current interest rates and implied market volatilities.
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

FREDDIE MAC | 2023 Form 10-K	172

Financial Statements	Notes to Consolidated Financial Statements | Note 6
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
Advances of Pre-foreclosure Costs

We may incur expenses related to a mortgage loan subsequent to its original acquisition but prior to foreclosure (pre-foreclosure costs). These expenses are incurred generally to protect or preserve our interest or legal right in or to the property prior to foreclosure, such as property taxes or homeowner's insurance premiums owed by the borrower. Many of these expenses are advanced by the servicer and are reimbursable from the borrower. If the borrower ultimately defaults, we reimburse the servicer for the advances it has made. Upon advance by the servicer, we recognize a receivable for the amounts due from the borrower and a payable for amounts due to the servicer. We recognize an allowance for credit losses for amounts that we do not ultimately expect to collect from the borrower.
Off-Balance Sheet Credit Exposures

We recognize an allowance for credit losses on off-balance sheet credit exposures for our guarantees that are not measured at fair value and other off-balance sheet arrangements based on expected credit losses over the contractual period in which we are exposed to credit risk through a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. We include this allowance for credit losses on off-balance sheet credit exposures within other liabilities on our consolidated balance sheets, with changes recognized through provision or benefit for credit losses on our consolidated statements of income.
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

FREDDIE MAC | 2023 Form 10-K	173

Financial Statements	Notes to Consolidated Financial Statements | Note 7
NOTE 7
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 7.1 - Investment Securities

(In millions)	December 31, 2023	December 31, 2022
Trading securities	$38,385	$32,167
Available-for-sale securities	4,890	6,534
Total fair value of investment securities	$43,275	$38,701
We currently classify and account for our securities as either available-for-sale or trading. Securities classified as trading are reported at fair value with changes in fair value included in investment gains, net, in our consolidated statements of income. Securities classified as available-for-sale are reported at fair value with changes in fair value included in AOCI, net of taxes. See Note 16 for additional information on how we determine the fair value of securities.
We generally record purchases and sales of non-mortgage-related securities on the trade date. We generally record purchases and sales of mortgage-related securities on the expected settlement date, with a corresponding derivative recorded on the trade date.
We generally recognize interest income using the effective interest method, which considers the contractual terms of the security. Deferred items, including premiums, discounts, and other basis adjustments, are amortized into interest income over the contractual lives of the securities.
We recognize interest income using the prospective effective interest method for securities that can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our recorded investment. Under this method, we recognize as interest income, over the expected life of the securities, the excess of the cash flows expected to be collected over the securities' carrying value. We update our estimates of expected cash flows periodically and recognize changes in the calculated effective interest rate on a prospective basis.
We classify the cash flows related to both available-for-sale and trading securities as investing activities because we hold these securities for investment purposes. In cases where the transfer of a security represents a secured borrowing, we classify the related cash flows as financing activities.
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 7.2 - Trading Securities

(In millions)	December 31, 2023	December 31, 2022
Mortgage-related securities	$8,113	$8,334
Non-mortgage-related securities	30,272	23,833
Total fair value of trading securities	$38,385	$32,167
The table below provides details of our net trading gains (losses).
Table 7.3 - Net Trading Gains (Losses)

	Year Ended December 31,
(In millions)	2023	2022	2021
Net trading gains (losses)	$440	($3,531)	($2,394)
Less: Net trading gains (losses) on securities sold	105	(1,685)	(1,805)
Net trading gains (losses) recognized during the period related to securities still held at period end	$335	($1,846)	($589)

FREDDIE MAC | 2023 Form 10-K	174

Financial Statements	Notes to Consolidated Financial Statements | Note 7
Available-for-Sale Securities

At both December 31, 2023 and December 31, 2022, all available-for-sale securities were mortgage-related securities.
The table below provides details of the securities classified as available-for-sale on our consolidated balance sheets.
Table 7.4 - Available-for-Sale Securities

	December 31, 2023
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$4,467	$13	($110)	$4,370	$10
Other mortgage-related securities	340	188	(8)	520	3
Total available-for-sale securities	$4,807	$201	($118)	$4,890	$13

	December 31, 2022
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$6,215	$6	($301)	$5,920	$12
Other mortgage-related securities	429	188	(3)	614	3
Total available-for-sale securities	$6,644	$194	($304)	$6,534	$15
The fair value of our available-for-sale securities held at December 31, 2023 scheduled to contractually mature after ten years was $1.4 billion, with an additional $2.4 billion scheduled to contractually mature after five years through ten years.
The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 7.5 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	December 31, 2023
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$374	($1)	$3,006	($108)
Other mortgage-related securities	23	(4)	23	(5)
Total available-for-sale securities in a gross unrealized loss position	$397	($5)	$3,029	($113)

	December 31, 2022
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$5,086	($253)	$325	($48)
Other mortgage-related securities	46	(3)	5	—
Total available-for-sale securities in a gross unrealized loss position	$5,132	($256)	$330	($48)
At December 31, 2023, the gross unrealized losses relate to 171 securities.
Gains and losses on the sale of securities are included in investment gains, net, including those gains (losses) reclassified into earnings from AOCI. We use the specific identification method for determining the cost basis of a security in computing the gain or loss.

FREDDIE MAC | 2023 Form 10-K	175

Financial Statements	Notes to Consolidated Financial Statements | Note 7
The table below summarizes the total proceeds, gross realized gains and gross realized losses from sales of available-for-sale securities.
Table 7.6 - Total Proceeds, Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

	Year Ended December 31,
(In millions)	2023	2022	2021
Total Proceeds	$3,164	$1,371	$22,907
Gross realized gains	9	34	540
Gross realized losses	(183)	(10)	(60)
Net realized gains (losses)	($174)	$24	$480
Non-Cash Investing and Financing Activities

During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we recognized $1.7 billion, $9.0 billion, and $34.8 billion, respectively, of investments in securities in exchange for the issuance of debt of consolidated trusts through partial sales of commingled single-class resecuritization products that were previously consolidated.
During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we derecognized $4.8 billion, $13.3 billion, and $1.1 billion respectively, of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary.
During the year ended December 31, 2023, we purchased $4.3 billion and sold $4.4 billion of non-mortgage-related securities that were traded, but not settled at December 31, 2023. We settled our purchase and sale obligations during the first quarter of 2024.

FREDDIE MAC | 2023 Form 10-K	176

Financial Statements	Notes to Consolidated Financial Statements | Note 8
NOTE 8
Debt
The table below summarizes the balances of total debt on our consolidated balance sheets.
Table 8.1 - Total Debt

	December 31,
(In millions)	2023	2022
Debt of consolidated trusts	$3,041,927	$2,979,070
Debt of Freddie Mac:
Short-term debt	5,976	7,712
Long-term debt	160,443	159,050
Total debt of Freddie Mac	166,419	166,762
Total debt	$3,208,346	$3,145,832
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
We elected the fair value option on debt that contains embedded derivatives and certain other debt issuances. Changes in the fair value of these debt obligations are recorded in investment gains, net, with any upfront costs and fees incurred or received in exchange for the issuance of the debt being recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities. For additional information on our election of the fair value option, see Note 16.
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
We also engage in transactions whereby we enter into an agreement to sell and subsequently repurchase (or purchase and subsequently resell) agency securities. When these transactions involve securities issued by consolidated entities, they are treated as issuances and extinguishments of debt.
The Purchase Agreement limits the par value of our aggregate indebtedness, which may restrict the amount of debt we are allowed to issue to fund our operations. See Note 2 for information regarding restrictions on the amount of our indebtedness under the Purchase Agreement.
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

FREDDIE MAC | 2023 Form 10-K	177

Financial Statements	Notes to Consolidated Financial Statements | Note 8
The table below summarizes the debt of consolidated trusts based on underlying loan product type.
Table 8.2 - Debt of Consolidated Trusts

	December 31, 2023				December 31, 2022
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family:
20-and 30-year or more, fixed-rate	2024 - 2061	$2,603,100	$2,640,550	3.06%	2023 - 2061	$2,507,235	$2,550,137	2.76%
15-year or less, fixed-rate	2024 - 2039	326,242	331,291	2.20	2023 - 2038	367,844	374,339	2.14
Adjustable-rate and other	2024 - 2054	23,251	23,749	3.93	2023 - 2053	23,561	24,153	3.04
Total Single-Family		2,952,593	2,995,590			2,898,640	2,948,629
Multifamily	2024 - 2053	47,300	46,337	3.35	2023 - 2052	30,927	30,441	2.66
Total debt of consolidated trusts		$2,999,893	$3,041,927			$2,929,567	$2,979,070
(1)Includes $2.1 billion and $1.9 billion at December 31, 2023 and December 31, 2022, respectively, of debt of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt of consolidated trusts was 2.73% and 2.39% as of December 31, 2023 and December 31, 2022, respectively.

Short-Term Debt

Discount notes, Reference Bills securities, and medium-term notes are unsecured general corporate obligations. Discount notes and Reference Bills securities pay only principal at maturity. Securities sold under agreements to repurchase are effectively collateralized borrowings where we sell securities with an agreement to repurchase such securities at a future date. We offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell on our consolidated balance sheets, when such amounts meet the conditions for offsetting in the accounting guidance. See Note 10 for additional information on securities sold under agreements to repurchase. Certain medium-term notes that have original maturities of one year or less are classified as short-term debt for purposes of this presentation.
The table below summarizes the balances and effective interest rates for short-term debt.
Table 8.3 - Short-Term Debt

	December 31, 2023			December 31, 2022
(Dollars in millions)	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Short-term debt:
Discount notes and Reference Bills®	$6,032	$5,976	5.39%	$6,826	$6,822	3.71%
Medium-term notes	—	—	—	890	890	1.81
Total short-term debt	$6,032	$5,976	5.39%	$7,716	$7,712	3.49%

FREDDIE MAC | 2023 Form 10-K	178

Financial Statements	Notes to Consolidated Financial Statements | Note 8
Long-Term Debt

The table below summarizes our long-term debt.
Table 8.4 - Long-Term Debt

	December 31, 2023				December 31, 2022
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Long-term debt:
Fixed-rate:
Medium-term notes — callable	2024 - 2050	$139,344	$139,257	3.13%	2023 - 2050	$103,584	$103,528	1.96%
Medium-term notes — non-callable	2024 - 2028	1,573	1,574	0.98	2023 - 2028	2,747	2,747	0.73
Reference Notes securities — non-callable	2025 - 2032	18,162	18,209	3.19	2023 - 2032	49,801	49,832	1.76
SCR debt notes	2031 - 2032	82	83	13.00	2031 - 2032	90	93	13.00
Variable-rate:
Medium-term notes — callable	2024 - 2028	1,869	1,867	4.81	2023 - 2027	4,691	4,689	3.95
Medium-term notes — non-callable	2026	47	47	8.10	2026	47	47	8.10
STACR	2024 - 2042	2,095	2,006	11.45	2023 - 2042	4,562	4,448	8.79
Zero-coupon:
Medium-term notes — non-callable	2024 - 2039	4,836	3,100	6.17	2023 - 2039	4,841	2,913	6.11
Other	2047 - 2053	—	121	0.84	2047 - 2052	—	137	0.82
Hedging-related basis adjustments		N/A	(5,821)			N/A	(9,384)
Total long-term debt		$168,008	$160,443	3.30%		$170,363	$159,050	2.20%
(1)Represents par value, net of associated discounts or premiums and issuance costs. Includes $0.4 billion and $1.1 billion at December 31, 2023 and December 31, 2022, respectively, of long-term debt that represents the fair value of debt for which the fair value option was elected.
(2)Based on carrying amount.
A portion of our long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.
The table below summarizes the contractual maturities of long-term debt securities at December 31, 2023.
Table 8.5 - Contractual Maturities of Long-Term Debt and Debt Securities

(In millions)	Amounts
Annual Maturities
Long-term debt (excluding STACR and SCR debt notes):
2024	$41,244
2025	61,187
2026	15,645
2027	12,530
2028	10,947
Thereafter	24,278
Debt of consolidated trusts, STACR, and SCR debt notes(1)	3,002,070
Total	3,167,901
Net discounts, premiums, debt issuance costs, hedge-related, and other basis adjustments(2)	34,469
Total debt of consolidated trusts, STACR, SCR and long-term debt	$3,202,370
(1)Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrowers at any time generally without penalty.
(2)Other basis adjustments primarily represent changes in fair value on debt where we have elected the fair value option.

FREDDIE MAC | 2023 Form 10-K	179

Financial Statements	Notes to Consolidated Financial Statements | Note 9

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
Derivatives are reported at their fair value on our consolidated balance sheets. Changes in fair value on derivatives not in qualifying fair value hedge relationships are recorded as investment gains, net, on our consolidated statements of income. Derivatives in a net asset position, including net derivative interest receivable or payable, are reported as derivative assets, net, which is included in other assets on our consolidated balance sheets. Similarly, derivatives in a net liability position, including net derivative interest receivable or payable, are reported as derivative liabilities, net, which is included in other liabilities on our consolidated balance sheets. We offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Non-cash collateral held is not recognized on our consolidated balance sheets as we do not obtain effective control over the collateral, and non-cash collateral posted is not derecognized from our consolidated balance sheets as we do not relinquish effective control over the collateral. Therefore, non-cash collateral held or posted is not presented as an offset against derivative assets or derivative liabilities on our consolidated balance sheets. See Note 10 for additional information on our collateralized arrangements.
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
Hedge Accounting

We apply fair value hedge accounting to certain single-family mortgage loans where we hedge the changes in fair value of these loans attributable to the designated benchmark interest rate, using interest-rate swaps. We also apply fair value hedge accounting to certain issuances of debt where we hedge the changes in fair value of the debt attributable to the designated benchmark interest rate, using interest-rate swaps. Under the portfolio layer method fair value hedge accounting strategy, we hedge the changes in fair value of a portion of a closed pool of single-family mortgage loans that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. As part of this strategy, we have also elected to measure the change in fair value of the hedged item on the basis of the benchmark rate component of the contractual coupon cash flows determined at the hedge inception and by assuming the hedged item has a term that reflects only the designated cash flows being hedged.
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

FREDDIE MAC | 2023 Form 10-K	180

Financial Statements	Notes to Consolidated Financial Statements | Note 9

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
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.
Table 9.1 - Derivative Assets and Liabilities at Fair Value

	December 31, 2023			December 31, 2022
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
(In millions)
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$351,193	$1,638	($462)	$480,824	$1,762	($526)
Written options	48,227	—	(1,746)	46,101	—	(1,857)
Purchased options(1)	89,790	4,251	—	92,010	4,302	—
Futures	132,982	—	—	182,330	—	—
Total interest-rate risk management derivatives	622,192	5,889	(2,208)	801,265	6,064	(2,383)
Mortgage commitment derivatives	26,911	43	(10)	29,354	12	(11)
CRT-related derivatives(2)	30,578	—	(228)	31,647	—	(55)
Other	14,572	3	(567)	14,426	2	(624)
Total derivatives not designated as hedges	694,253	5,935	(3,013)	876,692	6,078	(3,073)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	172,202	276	(5,658)	181,298	321	(7,847)
Total derivatives designated as fair value hedges	172,202	276	(5,658)	181,298	321	(7,847)
Receivables (payables)		17	(36)		35	(25)
Netting adjustments(3)		(5,742)	7,834		(6,127)	10,187
Total derivative portfolio, net	$866,455	$486	($873)	$1,057,990	$307	($758)
(1)Includes swaptions on credit indices with a notional or contractual amount of $6.4 billion and $10.1 billion at December 31, 2023 and December 31, 2022, respectively, and a fair value of $1.0 million and $2.0 million at December 31, 2023 and December 31, 2022, respectively.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
(3)Represents counterparty netting and cash collateral netting.
Derivative Counterparty Credit Risk

Cleared derivatives refer to interest-rate swaps that the U.S. Commodity Futures Trading Commission has determined are subject to the central clearing requirement of the Dodd-Frank Act. Exchange-traded derivatives refer to standardized interest-rate futures contracts and options on futures contracts. OTC derivatives refer to those derivatives that are bilaterally negotiated with counterparties and settled with those counterparties.
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

FREDDIE MAC | 2023 Form 10-K	181

Financial Statements	Notes to Consolidated Financial Statements | Note 9

Our use of interest-rate swaps and option-based derivatives is subject to internal credit and legal reviews. On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties, clearinghouses, and clearing members to confirm that they continue to meet our internal risk management standards.
The majority of our interest-rate swaps are subject to the central clearing requirement. Changes in the value of open exchange- traded contracts and cleared derivatives are settled daily via payments made through the clearinghouse. We net our exposure to cleared derivatives by clearinghouse and clearing member. A downgrade in our credit ratings could cause the clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.
Many of our transactions involving forward purchase and sale commitments of mortgage-related securities utilize the MBSD/ FICC as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the counterparty credit risk of the organization (including its clearing members). In June 2022, the FICC amended the MBSD clearing rules to provide that variation margin payments constitute daily settlement of exposure and not a component of the required fund deposit. As a result, for our forward purchase and sale commitments of mortgage-related securities transacted with MBSD/FICC, we changed the characterization of variation margin payments from posting of margin collateral to settlements. In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we could be subject to loss, as members are generally required to cover losses caused by defaulting members on a pro rata basis. It is difficult to estimate our maximum exposure under these transactions, as this would require an assessment of transactions that we and other members of the MBSD/FICC may execute in the future.
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
A significant majority of our net uncollateralized exposure to OTC derivative counterparties is concentrated with four counterparties, all of which were investment grade as of December 31, 2023. We regularly review the market value of securities pledged as collateral and derivative counterparty collateral posting thresholds, where applicable, in an effort to manage our exposure to losses.
For certain OTC derivatives, the amount of collateral we pledge to counterparties related to our derivative instruments is determined after giving consideration to our credit rating. The aggregate fair value of our OTC derivative instruments containing credit-risk related contingent features, netted by counterparty, that were in a liability position was zero on December 31, 2023 and was $27 million on December 31, 2022 for which we posted cash and non-cash collateral of $17 million in the normal course of business. A downgrade in our credit ratings may trigger additional collateral requirements related to these OTC derivative instruments. If a downgrade in our credit ratings had triggered additional collateral requirements related to these OTC derivative instruments on December 31, 2023 and December 31, 2022, the maximum additional collateral we would have been required to post to our counterparties would be zero and $10 million, respectively.

FREDDIE MAC | 2023 Form 10-K	182

Financial Statements	Notes to Consolidated Financial Statements | Note 9

The table below presents offsetting and collateral information related to derivatives which are subject to enforceable master netting agreements or similar arrangements.
Table 9.2 - Offsetting of Derivatives

	December 31, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(In millions)
OTC derivatives	$6,165	($7,866)	$6,385	($10,230)
Cleared and exchange-traded derivatives	13	(36)	28	(25)
Mortgage commitment derivatives	47	(10)	19	(11)
Other	3	(795)	2	(679)
Total derivatives	6,228	(8,707)	6,434	(10,945)
Counterparty netting	(4,210)	4,210	(4,468)	4,468
Cash collateral netting(1)	(1,532)	3,624	(1,659)	5,719
Net amount presented in the consolidated balance sheets	486	(873)	307	(758)
Gross amount not offset in the consolidated balance sheets(2)	(366)	47	(218)	31
Net amount	$120	($826)	$89	($727)
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
Table 9.3 - Gains and Losses on Derivatives

	Year Ended December 31,
(In millions)	2023	2022	2021
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$359	$970	$1,007
Written options	170	(903)	($77)
Purchased options	(335)	1,794	($716)
Futures	197	2,249	$235
Total interest-rate risk management derivatives fair value gains (losses)	391	4,110	449
Mortgage commitment derivatives	17	2,743	713
CRT-related derivatives(1)	(176)	(172)	9
Other	11	(225)	(20)
Total derivatives not designated as hedges fair value gains (losses)	$243	$6,456	$1,151
(1)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.

FREDDIE MAC | 2023 Form 10-K	183

Financial Statements	Notes to Consolidated Financial Statements | Note 9

Fair Value Hedges

The table below presents the effects of fair value hedge accounting by consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 9.4 - Gains and Losses on Fair Value Hedges

	Year Ended December 31,
	2023		2022		2021
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our consolidated statements of income in which the effects of fair value hedges are recorded:	$105,363	($86,821)	$83,458	($65,453)	$61,527	($43,947)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	671	—	(5,817)	—	(457)	—
Derivatives designated as hedging instruments	(854)	—	5,000	—	529	—
Interest accruals on hedging instruments	948	—	(294)	—	(433)	—
Discontinued hedge related basis adjustments amortization	198	—	(79)	—	(1,884)	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(3,080)	—	7,130	—	2,698
Derivatives designated as hedging instruments	—	3,084	—	(7,267)	—	(2,895)
Interest accruals on hedging instruments	—	(4,065)	—	(1,053)	—	931
Discontinued hedge related basis adjustment amortization	—	(377)	—	(8)	—	55
The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 9.5 - Cumulative Basis Adjustments Due to Fair Value Hedging

	December 31, 2023
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,115,454	($2,253)	($220)	($2,033)	$59,786	$11,670
Mortgage loans held-for-sale	128	1	—	1	—	—
Debt	(143,407)	5,821	—	29	—	—

	December 31, 2022
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,108,098	($3,122)	($959)	($2,163)	$79,070	$11,516
Mortgage loans held-for-sale	67	1	—	1	—	—
Debt	(142,511)	9,384	—	123	—	—

FREDDIE MAC | 2023 Form 10-K	184

Financial Statements	Notes to Consolidated Financial Statements | Note 10

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
We consider the types of securities being pledged to us as collateral when determining how much we lend in transactions involving securities purchased under agreements to resell. Additionally, we regularly review the market values of these securities compared to amounts loaned in an effort to manage our exposure to losses and we reasonably expect the borrower to continue to replenish the collateral to meet the requirements of the contract. As of December 31, 2023, all of our securities purchased under agreements to resell were fully collateralized.
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
We provide financing to investors in Freddie Mac securities to increase liquidity and expand the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to greater counterparty credit risk for these institutions. As of both December 31, 2023 and December 31, 2022, $1.1 billion of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities.
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
We offset payables related to securities sold under agreements to repurchase against receivables related to securities purchased under agreements to resell when such amounts meet the conditions for balance sheet offsetting. The table below presents offsetting and collateral information related to securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements.
Table 10.1 - Offsetting and Collateral Information of Certain Financial Assets and Liabilities

	December 31, 2023
(In millions)	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(1)	Net Amount
Assets:
Securities purchased under agreements to resell	$105,393	($10,245)	$95,148	($95,148)	$—
Liabilities:
Securities sold under agreements to repurchase	(10,245)	10,245	—	—	—

 Referenced footnote is included after the prior period table.

FREDDIE MAC | 2023 Form 10-K	185

Financial Statements	Notes to Consolidated Financial Statements | Note 10

	December 31, 2022
(In millions)	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(1)	Net Amount
Assets:
Securities purchased under agreements to resell	$99,286	($11,991)	$87,295	($87,295)	$—
Liabilities:
Securities sold under agreements to repurchase	(11,991)	11,991	—	—	—

(1)For securities purchased under agreements to resell, includes $104.2 billion and $54.7 billion of collateral that we had the right to repledge as of December 31, 2023 and December 31, 2022, respectively. We repledged $0.4 billion and less than $0.1 billion of collateral at December 31, 2023 and December 31, 2022, respectively.
The table below presents the remaining contractual maturity of our gross obligations for our securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 10.2 - Remaining Contractual Maturity

	December 31, 2023
(In millions)	Overnight and Continuous	30 days or Less	After 30 days Through 90 days	Greater Than 90 days	Total
Securities sold under agreements to repurchase	$—	$10,245	$—	$—	$10,245

	December 31, 2022
(In millions)	Overnight and Continuous	30 days or Less	After 30 days Through 90 days	Greater Than 90 days	Total
Securities sold under agreements to repurchase	$—	$11,991	$—	$—	$11,991
Collateral Pledged

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 10.3 - Collateral in the Form of Securities Pledged

	December 31, 2023
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$1,866	$3,666	$2,370	$7,902
Other assets	—	4,555	—	4,555
Total securities pledged	$1,866	$8,221	$2,370	$12,457

	December 31, 2022
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$1,533	$2,910	$1,347	$5,790
Other assets	—	6,543	—	6,543
Total securities pledged	$1,533	$9,453	$1,347	$12,333
(1)Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.

FREDDIE MAC | 2023 Form 10-K	186

Financial Statements	Notes to Consolidated Financial Statements | Note 11
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

FREDDIE MAC | 2023 Form 10-K	187

Financial Statements	Notes to Consolidated Financial Statements | Note 11
The table below provides a summary of our senior preferred stock outstanding at December 31, 2023.
Table 11.1 - Senior Preferred Stock

(In millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Non-draw Adjustments:
2008	1.00	1.00	$1.00	$1,000	$1,000
2017	—	—	—	N/A	3,000
2019	—	—	—	N/A	3,674
2020	—	—	—	N/A	7,217
2021	—	—	—	N/A	11,420
2022	—	—	—	N/A	9,919
2023	—	—	—	N/A	9,431
Total non-draw adjustments	1.00	1.00	1.00		45,661
Draw Adjustments:
2008	—	—	—	N/A	13,800
2009	—	—	—	N/A	36,900
2010	—	—	—	N/A	12,500
2011	—	—	—	N/A	7,971
2012	—	—	—	N/A	165
2018	—	—	—	N/A	312
Total draw adjustments	—	—	—		71,648
Total senior preferred stock	1.00	1.00	$1.00		$117,309
No cash was received from Treasury under the Purchase Agreement in 2023 because we had positive net worth at December 31, 2022, March 31, 2023, June 30, 2023, and September 30, 2023 and, consequently, FHFA did not request a draw on our behalf in 2023. At December 31, 2023, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement.
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
We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock on our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant's exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the shares associated with the warrant are included in the computation of basic and diluted earnings per share. The weighted average shares of common stock for the years ended December 31, 2023, 2022, and 2021 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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

FREDDIE MAC | 2023 Form 10-K	188

Financial Statements	Notes to Consolidated Financial Statements | Note 11
The table below provides a summary of our preferred stock outstanding at their redemption values at December 31, 2023.
Table 11.2 - Preferred Stock

(In millions, except redemption price per share)	Issue Date	Shares Authorized	Shares Outstanding	Total Par Value	Redemption Price per Share	Total Outstanding Balance	Redeemable On or After	OTCQB Symbol
Preferred stock:
1996 Variable-rate(1)(2)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FMCCI
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(3)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FMCKK
1998 Variable-rate(1)(4)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FMCCG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FMCCH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(3)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(3)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FMCCK
1999 Variable-rate(5)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FMCCL
2001 Variable-rate(6)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FMCCM
2001 Variable-rate(1)(7)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FMCCN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FMCCO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FMCCP
2001 Variable-rate(8)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FMCCJ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FMCKP
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(3)
2006 Variable-rate(1)(9)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FMCCS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FMCCT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FMCKO
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FMCKM
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FMCKN
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FMCKL
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FMCKI
2007 Fixed-to-floating rate(1)(10)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FMCKJ
Total, preferred stock		464.17	464.17	$464.17		$14,109
(1)On May 11, 2023, we posted fallback information on our legacy LIBOR-indexed securities, including the classes of our Preferred Stock that used either three-month LIBOR or 12-month LIBOR as their reference rates. Beginning on July 1, 2023, those classes transitioned from three-month LIBOR and 12-month LIBOR to spread-adjusted three-month CME Term SOFR and spread-adjusted 12-month CME Term SOFR, respectively.
(2)Dividend rate resets quarterly and is equal to the sum of spread-adjusted three-month CME Term SOFR plus 1% divided by 1.377, and is capped at 9.00%.
(3)Issued through private placement.
(4)Dividend rate resets quarterly and is equal to the sum of spread-adjusted three-month CME Term SOFR plus 1% divided by 1.377, and is capped at 7.50%.
(5)Dividend rate resets on January 1 every five years after January 1, 2005 based on a five-year Constant Maturity Treasury rate, and is capped at 11.00%. Optional redemption on December 31, 2004 and on December 31 every five years thereafter.
(6)Dividend rate resets on April 1 every two years after April 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.10%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every two years thereafter.
(7)Dividend rate resets on April 1 every year based on spread-adjusted 12-month CME Term SOFR minus 0.20%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every year thereafter.
(8)Dividend rate resets on July 1 every two years after July 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.20%, and is capped at 11.00%. Optional redemption on June 30, 2003 and on June 30 every two years thereafter.
(9)Dividend rate resets quarterly and is equal to the sum of spread-adjusted three-month CME Term SOFR plus 0.50% but not less than 4.00%.
(10)Dividend rate is set at an annual fixed rate of 8.375% from December 4, 2007 through December 31, 2012. For the period beginning on or after January 1, 2013, dividend rate resets quarterly and is equal to the higher of: (a) the sum of spread-adjusted three-month CME Term SOFR plus 4.16% per annum; or (b) 7.875% per annum. Optional redemption on December 31, 2012 and on December 31 every five years thereafter.

FREDDIE MAC | 2023 Form 10-K	189

Financial Statements	Notes to Consolidated Financial Statements | Note 11
Stock-Based Compensation

Following the implementation of the conservatorship in September 2008, we suspended the operation of and/or ceased making grants under our stock-based compensation plans. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury's prior approval.
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2023 and 2022. At both December 31, 2023 and December 31, 2022, no RSUs or stock options were outstanding. There were 41,160 shares of restricted stock outstanding at both December 31, 2023 and December 31, 2022.
Earnings Per Share

Basic earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares for the period. The weighted average common shares for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement. These shares are included since the warrant is unconditionally exercisable by the holder at a minimal cost. We deduct dividends or increases in liquidation preference attributable to the senior preferred stock from net income attributable to common stockholders in the period in which such amounts are determinable.
Our diluted earnings per common share is the same as our basic earnings per common share because we had no common equivalent shares outstanding during the periods presented which could have had a dilutive or antidilutive effect.
Dividends and Dividend Restrictions

We did not declare or pay any dividends in 2023, 2022, and 2021 on our common stock, senior preferred stock, or any other outstanding series of Freddie Mac preferred stock.
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
■    Restrictions Relating to Preferred Stock - Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares outstanding, respectively, as of December 31, 2023. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock.
Delisting of Common Stock and Preferred Stock from NYSE

On July 8, 2010, we delisted our common stock and 20 previously listed classes of preferred stock from the NYSE as directed by our Conservator.
Our common stock and the classes of preferred stock that were previously listed on the NYSE are traded exclusively in the OTCQB Marketplace. Shares of our common stock trade under the ticker symbol FMCC. We expect that our common stock and the previously listed classes of preferred stock will continue to trade in the OTCQB Marketplace so long as market makers demonstrate an interest in trading the common and preferred stock.

FREDDIE MAC | 2023 Form 10-K	190

Financial Statements	Notes to Consolidated Financial Statements | Note 12
NOTE 12
Net Interest Income
The table below presents the components of net interest income per our consolidated statements of income.
Table 12.1 - Components of Net Interest Income

	Year Ended December 31,
(In millions)	2023	2022	2021
Interest income
Mortgage loans	$96,985	$79,826	$59,130
Investment securities	1,571	1,640	2,261
Securities purchased under agreements to resell	6,135	1,718	48
Other	672	274	88
Total interest income	105,363	83,458	61,527
Interest expense
Debt of consolidated trusts	(76,703)	(61,404)	(42,209)
Debt of Freddie Mac:
Short-term debt	(789)	(238)	—
Long-term debt	(9,329)	(3,811)	(1,738)
Total interest expense	(86,821)	(65,453)	(43,947)
Net interest income	18,542	18,005	17,580
(Provision) benefit for credit losses	872	(1,841)	1,041
Net interest income after benefit (provision) for credit losses	$19,414	$16,164	$18,621

FREDDIE MAC | 2023 Form 10-K	191

Financial Statements	Notes to Consolidated Financial Statements | Note 13

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
The table below presents the components of our federal income tax expense for the past three years. We are exempt from state and local income taxes.
Table 13.1 - Federal Income Tax Expense

	Year Ended December 31,
(In millions)	2023	2022	2021
Current income tax expense	($1,003)	($1,749)	($2,617)
Deferred income tax expense	(1,658)	(528)	(473)
Total income tax expense	($2,661)	($2,277)	($3,090)
Income tax expense increased from 2022 to 2023 primarily due to an increase in pre-tax book income, and decreased from 2021 to 2022 primarily due to a decrease in pre-tax book income.
The table below presents the reconciliation between our federal statutory income tax rate and our effective tax rate for the past three years.
Table 13.2 - Reconciliation of Federal Statutory Income Tax Rate to Effective Tax Rate

	Year Ended December 31,
	2023		2022		2021
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory corporate tax rate	($2,772)	21.0%	($2,437)	21.0%	($3,192)	21.0%
Tax-exempt interest	10	(0.1)	7	(0.1)	20	(0.2)
Tax credits	242	(1.8)	190	(1.6)	133	(0.9)
Valuation allowance	16	(0.1)	18	(0.2)	(11)	0.1
Other	(157)	1.2	(55)	0.5	(40)	0.3
Effective tax rate	($2,661)	20.2%	($2,277)	19.6%	($3,090)	20.3%
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

FREDDIE MAC | 2023 Form 10-K	192

Financial Statements	Notes to Consolidated Financial Statements | Note 13

The table below presents the balance of significant deferred tax assets and liabilities at December 31, 2023 and December 31, 2022. The valuation allowance relates to capital loss carryforwards included in Other items, net that we expect to expire unused.
Table 13.3 - Deferred Tax Assets and Liabilities

(In millions)	December 31, 2023	December 31, 2022
Deferred tax assets:
Deferred fees	$1,821	$2,197
Basis differences related to derivative instruments	1,042	1,745
Credit related items and allowance for loan losses	863	1,457
Basis differences related to assets held-for-investment and held-for-sale	696	1,549
Other items, net	439	178
Total deferred tax assets	4,861	7,126
Deferred tax liabilities:
Basis differences related to fair value hedge accounting	(749)	(1,315)
Other items, net	(18)	—
Total deferred tax liabilities	(767)	(1,315)
Valuation allowance	(18)	(34)
Deferred tax assets, net	$4,076	$5,777
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
Based on all positive and negative evidence available at December 31, 2023, we determined that it is more likely than not that our net deferred tax assets, except for the deferred tax asset related to our capital loss carryforwards, will be realized. A valuation allowance of $18 million has been recorded against our capital loss carryforward deferred tax asset.
Unrecognized Tax Benefits

We recognize a tax position taken or expected to be taken (and any associated interest and penalties) if it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of December 31, 2023.

FREDDIE MAC | 2023 Form 10-K	193

Financial Statements	Notes to Consolidated Financial Statements | Note 14
NOTE 14
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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
The table below presents the financial results for our Single-Family and Multifamily segments.
Table 14.1 - Segment Financial Results

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
(In millions)
Net interest income	$17,657	$885	$18,542	$17,067	$938	$18,005	$16,273	$1,307	$17,580
Non-interest income
Guarantee income	103	1,512	1,615	109	674	783	114	918	1,032
Investment gains, net	296	411	707	1,280	689	1,969	361	2,385	2,746
Other income	211	154	365	295	212	507	479	114	593
Non-interest income	610	2,077	2,687	1,684	1,575	3,259	954	3,417	4,371
Net revenues	18,267	2,962	21,229	18,751	2,513	21,264	17,227	4,724	21,951
(Provision) benefit for credit losses	1,172	(300)	872	(1,772)	(69)	(1,841)	919	122	1,041
Non-interest expense	(8,118)	(784)	(8,902)	(7,148)	(671)	(7,819)	(7,075)	(718)	(7,793)
Income before income tax expense	11,321	1,878	13,199	9,831	1,773	11,604	11,071	4,128	15,199
Income tax expense	(2,282)	(379)	(2,661)	(1,929)	(348)	(2,277)	(2,251)	(839)	(3,090)
Net income	9,039	1,499	10,538	7,902	1,425	9,327	8,820	3,289	12,109
Other comprehensive income (loss), net of taxes and reclassification adjustments	10	156	166	(24)	(318)	(342)	(379)	(110)	(489)
Comprehensive income	$9,049	$1,655	$10,704	$7,878	$1,107	$8,985	$8,441	$3,179	$11,620

FREDDIE MAC | 2023 Form 10-K	194

Financial Statements	Notes to Consolidated Financial Statements | Note 14
We measure total assets for our reportable segments based on the mortgage portfolio for each segment. We operate our business in the U.S. and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the U.S. and its territories.
The table below presents total assets for our Single-Family and Multifamily segments.
Table 14.2 - Segment Assets

(In millions)	December 31, 2023	December 31, 2022
Single-Family	$3,038,910	$2,986,045
Multifamily	440,797	429,302
Total segment assets	3,479,707	3,415,347
Reconciling items(1)	(198,731)	(207,014)
Total assets per consolidated balance sheets	$3,280,976	$3,208,333

(1)Reconciling items include assets in our mortgage portfolio that are not recognized on our consolidated balance sheets and assets recognized on our consolidated balance sheets that are not allocated to the reportable segments.

FREDDIE MAC | 2023 Form 10-K	195

Financial Statements	Notes to Consolidated Financial Statements | Note 15
NOTE 15
Concentration of Credit and Other Risks
Concentrations of credit risk may arise when we do business with a number of customers or counterparties that engage in similar activities or have similar economic characteristics that make them vulnerable in similar ways to changes in industry conditions, which could affect their ability to meet their contractual obligations. Concentrations of credit risk may also arise when there are a limited number of counterparties in a certain industry. Based on our assessment of business conditions that could affect our financial results, we have determined that concentrations of credit risk exist among certain borrowers (including geographic concentrations), loan sellers and servicers, credit enhancement providers, and other investment counterparties. In the sections below, we discuss our concentration of credit risk for each of the groups to which we are exposed. For a discussion of our derivative counterparties, as well as related master netting and collateral agreements, see Note 9. For a discussion of securities purchased under agreements to resell and other collateralized arrangements, see Note 10.
Single-Family Mortgage Portfolio

Single-family borrowers are primarily affected by house prices and interest rates, which are influenced by economic factors. Geographic concentrations may increase the exposure of our portfolio to credit risk, as regional economic conditions may affect a borrower's ability to repay and the underlying property value.
The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 3, Note 4, Note 5, and Note 6 for additional information about credit risk associated with single-family loans that we hold or guarantee.
Table 15.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	December 31, 2023
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region(2):
West	$910,597	30%	0.43%
Northeast	703,581	23	0.64
Southeast	530,617	17	0.58
Southwest	451,271	15	0.54
North Central	442,593	15	0.54
Total	$3,038,659	100%	0.55
State:
California	$515,267	17%	0.42
Texas	212,800	7	0.57
Florida	200,169	7	0.65
New York	132,432	4	0.93
Illinois	113,806	4	0.69
All other	1,864,185	61	0.52
Total	$3,038,659	100%	0.55
(1)Excludes UPB of loans underlying certain securitization products for which data was not available.
(2)Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI).
Multifamily Mortgage Portfolio

Numerous factors affect the credit risk related to multifamily borrowers, including effective rents paid and capitalization rates for the mortgaged property. Effective rents paid vary among geographic regions of the United States. Geographic concentrations may increase the exposure of our portfolio to credit risk, as regional economic conditions may affect a multifamily borrower's ability to repay and the underlying property value. The average UPB for multifamily loans is significantly larger than for single-family loans and, therefore, individual defaults for multifamily borrowers can result in more significant losses.

FREDDIE MAC | 2023 Form 10-K	196

Financial Statements	Notes to Consolidated Financial Statements | Note 15
The table below summarizes the concentration by geographic area of our Multifamily mortgage portfolio.
Table 15.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	December 31, 2023
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
West	$109,815	25%	0.16%
Northeast	107,326	24	0.52
Southwest	91,406	21	0.26
Southeast	88,762	20	0.10
North Central	43,488	10	0.40
Total	$440,797	100%	0.28
State(3):
California	$58,186	13%	0.07
Texas	56,231	13	0.28
Florida	38,440	9	0.03
New York	33,815	8	1.13
Georgia	18,178	4	0.01
All other	235,947	53	0.27
Total	$440,797	100%	0.28
(1)Based on loans two monthly payments or more delinquent or in foreclosure.
(2)Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI).
(3)The UPB of loans collateralized by properties located in multiple regions or states are reported entirely in the region or state with the largest underlying collateral UPB as of origination.
In the Multifamily mortgage portfolio, concentration of credit risk depends on the legal structure of the investments we hold. Our exposure to credit risk in our senior subordinate securitization products is minimal, as the expected credit risk is generally absorbed by the subordinate tranches, which are typically sold to third-party investors. As a result, our Multifamily mortgage credit risk is primarily related to loans that have not been securitized. See Note 3, Note 4, Note 5, and Note 6 for additional information about credit risk associated with multifamily loans that we hold or guarantee.
Single-Family Sellers and Servicers

We acquire a significant portion of our Single-Family loan purchase volume from several large sellers. Our top 10 sellers provided approximately 55% of our Single-Family purchase volume, including two sellers that each provided 10% or more of our Single-Family purchase volume during 2023.
We purchase single-family loans from both depository and non-depository sellers. Non-depository institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as large depository institutions. Our top five non-depository sellers provided approximately 41% of our Single-Family purchase volume during 2023.
If we discover that the representations or warranties related to a loan were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies may include, but are not limited to, the ability to require the seller or servicer to repurchase the loan at its current UPB, reimburse us for losses realized with respect to the loan after consideration of any other recoveries, and/or indemnify us. Our current remedies framework provides for the categorization of loan origination defects for loans with settlement dates on or after January 1, 2016. Among other items, the framework provides that "significant defects" may result in a repurchase request or a repurchase alternative, such as recourse or indemnification.
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
Solely for the purpose of determining whether the acceptable payment history requirements are met, payments due during the

FREDDIE MAC | 2023 Form 10-K	197

Financial Statements	Notes to Consolidated Financial Statements | Note 15
COVID-19-related forbearance period are considered to have been made on time, provided that the mortgage was reported by the servicer as having entered into a COVID-19-related forbearance plan between March 13, 2020 and October 31, 2023 and met certain other criteria as described in our Guide.
An independent dispute resolution process for alleged breaches of selling or servicing representations and warranties on our loans allows for a neutral third party to render a decision on demands that remain unresolved after the existing appeal and escalation processes have been exhausted.
As of December 31, 2023, the UPB of loans subject to our repurchase requests issued to our Single-Family sellers and servicers was approximately $0.5 billion (this figure includes repurchase requests for which appeals were pending). During 2023, we recovered amounts with respect to $1.5 billion in UPB of loans subject to our repurchase requests.
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
Significant portions of our single-family loans are serviced by several large servicers. Our top 10 servicers serviced approximately 53% of our Single-Family mortgage portfolio, including one servicer that serviced 10% or more of our Single-Family mortgage portfolio as of December 31, 2023.
We utilize both depository and non-depository servicers for single-family loans. Some of these non-depository servicers service a large share of our loans. As of December 31, 2023, approximately 25% of our Single-Family mortgage portfolio, excluding loans for which we do not exercise control over the associated servicing, was serviced by our five largest non-depository servicers, on a combined basis. We routinely monitor the performance of our largest non-depository servicers.
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
On August 17, 2022, FHFA and Ginnie Mae issued a joint announcement of their updated minimum financial eligibility requirements for Enterprise seller/servicers and Ginnie Mae issuers. Freddie Mac announced the updated changes on September 21, 2022. The new requirements contain changes related to incorporating enhanced definitions of capital and liquidity, reducing the procyclicality of the current liquidity requirements, and incorporating lessons learned from the pandemic. They also include higher supplemental requirements applicable only to large non-depositories, defined as non-depositories having $50 billion or more of total single-family servicing UPB, as well as a new origination liquidity requirement for sellers that originate greater than $1 billion in single-family first lien mortgages in the most recent calendar year. The majority of the requirements became effective on September 30, 2023.
Multifamily Sellers and Servicers

We acquire a significant portion of our Multifamily loan purchase and guarantee volume from several large sellers. Our top 10 sellers provided approximately 74% of our Multifamily purchase and guarantee volume, including three sellers that each provided 10% or more of our Multifamily purchase and guarantee volume during 2023.
Significant portions of our multifamily loans are serviced by several large servicers. Our top 10 servicers serviced approximately 78% of our Multifamily mortgage portfolio, including three servicers that each serviced 10% or more of our Multifamily mortgage portfolio as of December 31, 2023.
Multifamily loans utilize both primary and master servicers. Primary servicers service unsecuritized mortgage loans and are also typically engaged by master servicers to service on their behalf the mortgage loans underlying securitizations. For a majority of our K Certificate securitizations, we utilize one of three large financial depository institutions as master servicer. For our other

FREDDIE MAC | 2023 Form 10-K	198

Financial Statements	Notes to Consolidated Financial Statements | Note 15
securitization products and a smaller number of K Certificate securitizations, we serve as master servicer. Multifamily primary servicers discussed above present potential operational risk and impact to the borrowers if the servicing needs to be transferred to another servicer. We also rely on master servicers of our multifamily securitization transactions to advance funds in the event of payment shortfalls, including principal and interest payments related to loans in forbearance. In instances where payment shortfalls occur, the master servicer is required to make advances as long as such advances have not been deemed unrecoverable. For multifamily loans purchased and held in our mortgage-related investments portfolio, the primary servicers are not required to advance funds in the event of payment shortfalls and, therefore, do not present significant counterparty credit risk from this source.
Credit Enhancement Providers

We have counterparty credit risk relating to the potential insolvency of, or nonperformance by, mortgage insurers that insure single-family loans we purchase or guarantee. We also have similar exposure to insurers and reinsurers through our ACIS and other insurance transactions where we purchase insurance policies as part of our CRT activities.
We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our allowance for credit losses. See Note 6 for additional information. As of December 31, 2023, mortgage insurers provided primary mortgage insurance coverage with maximum loss limits of $165.7 billion for $637.0 billion of UPB in connection with our Single-Family mortgage portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under other types of insurance. Changes in our expectations related to recovery and collectability from our credit enhancement providers may affect our estimates of expected credit losses, perhaps significantly.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall primary mortgage insurance coverage.
Table 15.3 - Primary Mortgage Insurer Concentration

Mortgage Insurance Coverage(1)
Mortgage Insurer	December 31, 2023
Mortgage Guaranty Insurance Corporation	18%
Arch Mortgage Insurance Company	18
Radian Guaranty Inc.	17
Essent Guaranty, Inc.	17
Enact	16
National Mortgage Insurance Corporation	14
Total	100%
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
Our other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, GSD/FICC, highly-rated supranational institutions, depository and non-depository institutions, brokers and dealers, and government money market funds. As of December 31, 2023, including amounts related to our consolidated VIEs, the balance in our other investments portfolio was $147.2 billion. The balance consists primarily of cash, securities purchased under agreements to resell, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, and secured lending activities.

FREDDIE MAC | 2023 Form 10-K	199

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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

FREDDIE MAC | 2023 Form 10-K	200

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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
The prices provided by the pricing services and dealers reflect their observations and assumptions related to market activity, including risk premiums and liquidity adjustments. The models and related assumptions used by the pricing services and dealers are owned and managed by them and, in many cases, the significant inputs used in the valuation techniques are not reasonably available to us. However, we have an understanding of the processes and assumptions used to develop the prices based on our ongoing due diligence, which includes discussions with our pricing services and dealers at least annually and often more frequently. We believe that the procedures executed by the pricing services and dealers, combined with our internal verification and analytical procedures, provide assurance that the prices used in our financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use in pricing our assets and liabilities. The price quotes we receive are non-binding both to us and to our counterparties.
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

FREDDIE MAC | 2023 Form 10-K	201

Financial Statements	Notes to Consolidated Financial Statements | Note 16

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Investment Securities
U.S. Treasury Securities		Quoted prices in active markets	Level 1
Mortgage-related securities	Majority of agency securities	Median of external sources	Level 2
	Certain other agency securities	Single external source	Level 2 or 3
Certain securities with limited market activity	Discounted cash flows or risk metric pricing.
Significant inputs used in the discounted cash flow technique include OAS. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement.
		Significant inputs used in the risk metric pricing technique include key risk metrics, such as key rate durations. Significant increases (decreases) in key rate durations in isolation would result in a significant increase (decrease) in the magnitude of change of fair value measurement in response to key rate movements. Under risk metric pricing, securities are valued by starting with a prior period price and adjusting that price for market changes in the key risk metric input used.	Level 3
Mortgage Loans
Single-Family loans	GSE securitization market	Benchmark security pricing for actively traded mortgage-related securities with similar characteristics, adjusting for the value of our guarantee fee and our credit obligation related to performing our guarantee (see Guarantee obligations). The credit obligation is based on compensation we charge under current market pricing for loans that qualify under our current underwriting standards (Level 2) and internal credit models for loans that do not qualify under our current underwriting standards (Level 3).	Level 2 or 3
	Whole loan market	Median of external sources, referencing market activity for deeply delinquent and modified loans, where available.	Level 3
	Certain held-for-investment	Internal models that estimate the fair value of the underlying collateral for impaired loans. Significant inputs used by our internal models include REO disposition, short sale, and third-party sale values, combined with mortgage loan level characteristics using the repeat housing sales index to estimate the current fair value of the mortgage loan. Significant increases (decreases) in the historical average sales proceeds per mortgage loan in isolation would result in significantly higher (lower) fair value measurements.	Level 3
Multifamily loans	Held-for-sale	Discounted cash flows based on observable K Certificate market spreads.	Level 2
		Market prices from a third-party pricing service using discounted cash flows incorporating credit spreads for similar loans based on the loan's LTV ratio and DSCR.	Level 3
	Held-for-investment	Discounted cash flows based on observable K Certificate market spreads.	Level 2
		Market prices from a third-party pricing service using discounted cash flows incorporating credit spreads for similar loans based on the loan's LTV ratio and DSCR.	Level 3
Debt
Debt of consolidated trusts		See Mortgage-related securities	Level 2 or 3
Debt of Freddie Mac		Median of external sources	Level 2
Single external source
Published yield matrices

FREDDIE MAC | 2023 Form 10-K	202

Financial Statements	Notes to Consolidated Financial Statements | Note 16

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Other Assets / Other Liabilities
Derivatives	Exchange-traded futures	Quoted prices in active markets	Level 1
	Interest-rate swaps	Discounted cash flows. Significant inputs include market-based interest rates.	Level 2
	Option-based derivatives	Option-pricing models. Significant inputs include interest-rate volatility matrices.	Level 2
	Purchase and sale commitments	See Mortgage-related securities	Level 2
Loan commitments	Multifamily loan purchase commitments	See Multifamily loans	Level 2 or 3
Guarantee assets	Single-Family	Median of external sources with adjustments for specific loan characteristics.	Level 3
	Multifamily	Discounted cash flows. Significant inputs include current OAS-to-benchmark interest rates for new guarantees. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement.	Level 3
Guarantee obligations	Single-Family	Delivery and guarantee fees that we charge under our current market pricing.	Level 2
		Internal credit models. Significant inputs include loan characteristics, loan performance, and status information.	Level 3
	Multifamily	Discounted cash flows. Significant inputs are similar to those used in the valuation technique for the Multifamily guarantee assets.	Level 3

FREDDIE MAC | 2023 Form 10-K	203

Financial Statements	Notes to Consolidated Financial Statements | Note 16
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.
Table 16.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$4,212	$678	$—	$4,890
Trading:
Mortgage-related securities	—	5,342	2,771	—	8,113
Non-mortgage-related securities	29,854	418	—	—	30,272
Total trading securities	29,854	5,760	2,771	—	38,385
Total investment securities	29,854	9,972	3,449	—	43,275
Mortgage loans held-for-sale	—	6,460	896	—	7,356
Mortgage loans held-for-investment	—	1,333	473	—	1,806
Other assets:
Guarantee assets	—	—	5,351	—	5,351
Derivative assets, net	—	6,209	2	(5,725)	486
Other assets	—	92	166	—	258
Total other assets	—	6,301	5,519	(5,725)	6,095
Total assets carried at fair value on a recurring basis	$29,854	$24,066	$10,337	($5,725)	$58,532
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,707	$343	$—	$2,050
Debt of Freddie Mac	—	336	90	—	426
Total debt	—	2,043	433	—	2,476
Other liabilities:
Derivative liabilities, net	—	8,608	63	(7,798)	873
Other liabilities	—	—	—	—	—
Total other liabilities	—	8,608	63	(7,798)	873
Total liabilities carried at fair value on a recurring basis	$—	$10,651	$496	($7,798)	$3,349
Referenced footnote is included after the prior period table.

FREDDIE MAC | 2023 Form 10-K	204

Financial Statements	Notes to Consolidated Financial Statements | Note 16

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$5,640	$894	$—	$6,534
Trading:
Mortgage-related securities	—	5,603	2,731	—	8,334
Non-mortgage-related securities	23,453	380	—	—	23,833
Total trading securities	23,453	5,983	2,731	—	32,167
Total investment securities	23,453	11,623	3,625	—	38,701
Mortgage loans held-for-sale	—	2,908	310	—	3,218
Mortgage loans held-for-investment	—	1,104	110	—	1,214
Other assets:
Guarantee assets	—	—	5,442	—	5,442
Derivative assets, net	—	6,397	2	(6,092)	307
Other assets	—	12	129	—	141
Total other assets	—	6,409	5,573	(6,092)	5,890
Total assets carried at fair value on a recurring basis	$23,453	$22,044	$9,618	($6,092)	$49,023
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,656	$288	$—	$1,944
Debt of Freddie Mac	—	1,003	100	—	1,103
Total debt	—	2,659	388	—	3,047
Other liabilities:
Derivative liabilities, net	—	10,823	97	(10,162)	758
Other liabilities	—	1	—	—	1
Total other liabilities	—	10,824	97	(10,162)	759
Total liabilities carried at fair value on a recurring basis	$—	$13,483	$485	($10,162)	$3,806
(1)     Represents counterparty netting and cash collateral netting.

FREDDIE MAC | 2023 Form 10-K	205

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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
Table 16.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Year Ended December 31, 2023
	Balance, January 1, 2023	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, December 31, 2023	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2023(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2023
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$894	$2	($5)	$—	$—	$—	($171)	$—	($42)	$678	$—	($4)
Trading	2,731	(540)	—	634	—	—	(54)	—	—	2,771	112	—
Total investment securities	3,625	(538)	(5)	634	—	—	(225)	—	(42)	3,449	112	(4)
Mortgage loans held-for-sale	310	6	—	2,038	—	(1,152)	(24)	12	(294)	896	32	—
Mortgage loans held-for-investment	110	(81)	—	—	—	—	(15)	530	(71)	473	(84)	—
Other assets:
Guarantee assets	5,442	71	—	—	725	—	(887)	—	—	5,351	71	—
Other assets	131	67	—	(20)	11	(3)	(18)	—	—	168	66	—
Total other assets	5,573	138	—	(20)	736	(3)	(905)	—	—	5,519	137	—
Total assets	9,618	(475)	(5)	2,652	736	(1,155)	(1,169)	542	(407)	10,337	197	(4)

Liabilities
Debt	$388	($41)	$—	($3)	$97	$—	($8)	$—	$—	$433	($17)	$—
Other liabilities	97	14	—	—	1	—	(49)	—	—	63	(34)	—
Total liabilities	$485	($27)	$—	($3)	$98	$—	($57)	$—	$—	$496	($51)	$—
Referenced footnotes are included after the prior period table.

FREDDIE MAC | 2023 Form 10-K	206

Financial Statements	Notes to Consolidated Financial Statements | Note 16

	Year Ended December 31, 2022
	Balance, January 1, 2022	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, December 31, 2022	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2022(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2022
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,286	$30	($103)	$51	$—	($86)	($314)	$30	$—	$894	($1)	($41)
Trading	3,386	(1,309)	—	843	—	—	(169)	—	(20)	2,731	(595)	—
Total investment securities	4,672	(1,279)	(103)	894	—	(86)	(483)	30	(20)	3,625	(596)	(41)
Mortgage loans held-for-sale	—	(54)	—	—	—	(94)	(26)	486	(2)	310	(53)	—
Mortgage loans held-for-investment	—	(27)	—	—	—	—	(12)	149	—	110	(27)	—
Other assets:
Guarantee assets	5,919	(783)	—	—	1,216	—	(910)	—	—	5,442	(783)	—
Other assets	101	62	—	(13)	17	(10)	(26)	—	—	131	62	—
Total other assets	6,020	(721)	—	(13)	1,233	(10)	(936)	—	—	5,573	(721)	—
Total assets	10,692	(2,081)	(103)	881	1,233	(190)	(1,457)	665	(22)	9,618	(1,397)	(41)

Liabilities
Debt	$294	$14	$—	($21)	$163	$—	($62)	$—	$—	$388	$50	$—
Other liabilities	24	79	—	1	—	—	(7)	—	—	97	74	—
Total liabilities	$318	$93	$—	($20)	$163	$—	($69)	$—	$—	$485	$124	$—

	Year Ended December 31, 2021
	Balance, January 1, 2021	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, December 31, 2021	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2021(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of December 31, 2021
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$1,588	$29	$7	$—	$—	($32)	($306)	$—	$—	$1,286	$26	$7
Trading	3,259	(869)	—	1,536	—	(277)	(83)	—	(180)	3,386	(872)	—
Total investment securities	4,847	(840)	7	1,536	—	(309)	(389)	—	(180)	4,672	(846)	7
Other assets:
Guarantee assets	5,509	(378)	—	—	1,742	—	(954)	—	—	5,919	(378)	—
Other assets	171	(54)	—	(6)	19	(9)	(20)	—	—	101	(55)	—
Total other assets	5,680	(432)	—	(6)	1,761	(9)	(974)	—	—	6,020	(433)	—
Total assets	10,527	(1,272)	7	1,530	1,761	(318)	(1,363)	—	(180)	10,692	(1,279)	7

Liabilities
Debt	$323	($30)	$—	($8)	$169	$—	($160)	$—	$—	$294	($19)	$—
Other liabilities	19	7	—	7	2	(1)	(10)	—	—	24	(3)	—
Total liabilities	$342	($23)	$—	($1)	$171	($1)	($170)	$—	$—	$318	($22)	$—
(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

FREDDIE MAC | 2023 Form 10-K	207

Financial Statements	Notes to Consolidated Financial Statements | Note 16
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis.
Table 16.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	December 31, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$489	Median of external sources	External pricing sources	$61.2 - $71.6	$66.7
	189	Other
Trading	2,085	Single external source	External pricing sources	$0.0 - $4,471.7	$147.3
	686	Other
Mortgage loans held-for-sale	896	Single external source	External pricing sources	$59.3 - $110.4	$100.3
Mortgage loans held-for-investment	473	Single external source	External pricing sources	$24.7 - $99.2	$74.7
Guarantee assets	5,014	Discounted cash flows	OAS	17 - 233 bps	47 bps
	337	Other
Insignificant Level 3 assets(2)	168
Total level 3 assets	$10,337
Liabilities
Insignificant Level 3 liabilities(2)	496
Total level 3 liabilities	$496

	December 31, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$557	Median of external sources	External pricing sources	$66.3 - $74.6	$70.5
	337	Other
Trading	2,080	Single external source	External pricing sources	$0.0 - $5,702.4	$224.8
	651	Other
Mortgage loans held-for-sale	310	Single external source	External pricing sources	$39.6 - $98.1	$76.6
Mortgage loans held-for-investment	110	Single external source	External pricing sources	$76.9 - $87.5	$80.6
Guarantee assets	5,084	Discounted cash flows	OAS	17 - 186 bps	45 bps
	358	Other
Insignificant Level 3 assets(2)	131
Total level 3 assets	$9,618
Liabilities
Insignificant Level 3 liabilities(2)	485
Total level 3 liabilities	$485
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
(2) Represents the aggregate amount of Level 3 assets or liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

FREDDIE MAC | 2023 Form 10-K	208

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis.
Table 16.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	December 31, 2023				December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans(1)	$—	$640	$1,578	$2,218	$—	$386	$1,758	$2,144
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
Table 16.5 - Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	December 31, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,394	Median of external sources	External pricing sources	$72.9 - $98.8	$82.4
	184	Other
Total	$1,578

	December 31, 2022
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,657	Median of external sources	External pricing sources	$74.8 - $98.6	$86.3
	101	Other
Total	$1,758
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

FREDDIE MAC | 2023 Form 10-K	209

Financial Statements	Notes to Consolidated Financial Statements | Note 16
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
Table 16.6 - Fair Value of Financial Instruments

		December 31, 2023
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$6,019	$6,019	$—	$—	$—	$6,019
Securities purchased under agreements to resell	Amortized cost	95,148	—	105,393	—	(10,245)	95,148
Investments securities:
Available-for-sale	FV - OCI	4,890	—	4,212	678	—	4,890
Trading	FV - NI	38,385	29,854	5,760	2,771	—	38,385
Total investments securities		43,275	29,854	9,972	3,449	—	43,275
Mortgage loans:
Mortgage loans held-for-sale		12,941	—	9,276	3,868	—	13,144
Mortgage loans held-for-investment, net of allowance for credit losses		3,083,665	—	2,466,127	254,877	—	2,721,004
Total mortgage loans	Various(3)	3,096,606	—	2,475,403	258,745	—	2,734,148
Other assets:
Guarantee assets	FV - NI	5,351	—	—	5,353	—	5,353
Derivative assets, net	FV - NI	486	—	6,209	2	(5,725)	486
Other assets(4)	Various	2,107	—	946	1,165	—	2,111
Total other assets		7,944	—	7,155	6,520	(5,725)	7,950
Total financial assets		$3,248,992	$35,873	$2,597,923	$268,714	($15,970)	$2,886,540
Financial Liabilities
Debt:
Debt of consolidated trusts		$3,041,927	$—	$2,673,019	$727	$—	$2,673,746
Debt of Freddie Mac		166,419	—	173,877	3,391	(10,245)	167,023
Total debt	Various(5)	3,208,346	—	2,846,896	4,118	(10,245)	2,840,769
Other liabilities:
Guarantee obligations	Amortized cost	5,451	—	103	6,023	—	6,126
Derivative liabilities, net	FV - NI	873	—	8,608	63	(7,798)	873
Other liabilities(4)	FV - NI	14	—	465	194	—	659
Total other liabilities		6,338	—	9,176	6,280	(7,798)	7,658
Total financial liabilities		$3,214,684	$—	$2,856,072	$10,398	($18,043)	$2,848,427
Referenced footnotes are included after the prior period table.

FREDDIE MAC | 2023 Form 10-K	210

Financial Statements	Notes to Consolidated Financial Statements | Note 16

		December 31, 2022
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$6,360	$6,360	$—	$—	$—	$6,360
Securities purchased under agreements to resell	Amortized cost	87,295	—	99,286	—	(11,991)	87,295
Investments securities:
Available-for-sale	FV - OCI	6,534	—	5,640	894	—	6,534
Trading	FV - NI	32,167	23,453	5,983	2,731	—	32,167
Total investments securities		38,701	23,453	11,623	3,625	—	38,701
Mortgage loans:
Mortgage loans held-for-sale		12,197	—	9,032	3,461	—	12,493
Mortgage loans held-for-investment, net of allowance for credit losses		3,022,318	—	2,348,858	273,044	—	2,621,902
Total mortgage loans	Various(3)	3,034,515	—	2,357,890	276,505	—	2,634,395
Other assets:
Guarantee assets	FV - NI	5,442	—	—	5,445	—	5,445
Derivative assets, net	FV - NI	307	—	6,397	2	(6,092)	307
Other assets(4)	Various	1,739	—	907	835	—	1,742
Total other assets		7,488	—	7,304	6,282	(6,092)	7,494
Total financial assets		$3,174,359	$29,813	$2,476,103	$286,412	($18,083)	$2,774,245
Financial Liabilities
Debt:
Debt of consolidated trusts		$2,979,070	$—	$2,564,323	$701	$—	$2,565,024
Debt of Freddie Mac		166,762	—	175,673	3,162	(11,991)	166,844
Total debt	Various(5)	3,145,832	—	2,739,996	3,863	(11,991)	2,731,868
Other liabilities:
Guarantee obligations	Amortized cost	5,779	—	—	6,016	—	6,016
Derivative liabilities, net	FV - NI	758	—	10,823	97	(10,162)	758
Other liabilities(4)	FV - NI	20	—	1,025	211	—	1,236
Total other liabilities		6,557	—	11,848	6,324	(10,162)	8,010
Total financial liabilities		$3,152,389	$—	$2,751,844	$10,187	($22,153)	$2,739,878
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting and cash collateral netting.
(3)The GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $3.1 trillion, $5.6 billion and $9.2 billion as of December 31, 2023, respectively, and $3.0 trillion, $9.0 billion and $4.4 billion as of December 31, 2022, respectively.
(4)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(5)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.2 trillion and $2.5 billion as of December 31, 2023, respectively, and $3.1 trillion and $3.0 billion as of December 31, 2022, respectively.
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

FREDDIE MAC | 2023 Form 10-K	211

Financial Statements	Notes to Consolidated Financial Statements | Note 16
investment gains, net, on our consolidated statements of income. We elected to report separately the portion of the changes in fair value of the loans related to accrued interest from the remaining changes in fair value. Related interest income continues to be reported, based on the stated terms of the loans, as interest income on our consolidated statements of income. The multifamily loan commitments are included in other assets or liabilities on our consolidated balance sheets and are measured at fair value on a recurring basis, with subsequent gains or losses related to changes in fair value included in investment gains, net, on our consolidated statements of income
Debt of Consolidated Trusts and Debt of Freddie Mac

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
The table below presents the fair value and UPB related to items for which we have elected the fair value option.
Table 16.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	December 31, 2023			December 31, 2022
(In millions)	Fair value	UPB	Difference	Fair value	UPB	Difference
Mortgage loans held-for-sale	$7,356	$7,080	$276	$3,218	$3,421	($203)
Mortgage loans held-for-investment	1,806	2,095	(289)	1,214	1,368	(154)
Debt of Freddie Mac	240	234	6	892	881	11
Debt of consolidated trusts	1,705	1,799	(94)	1,656	1,833	(177)
Other assets (other liabilities)	95	N/A	N/A	11	N/A	N/A
(1)    Excludes interest-only securities related to debt of consolidated trusts and debt of Freddie Mac with a fair value of $0.5 billion as of both December 31, 2023 and December 31, 2022.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our consolidated statements of income.
Table 16.8 - Changes in Fair Value under the Fair Value Option Election

	December 31, 2023	December 31, 2022	December 31, 2021
(In millions)	Gains (Losses)
Mortgage loans held-for-sale	($59)	($987)	($407)
Mortgage loans held-for-investment	(29)	(154)	—
Debt of Freddie Mac	30	(30)	50
Debt of consolidated trusts	(6)	458	17
Other assets/other liabilities	207	(362)	1,271
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

FREDDIE MAC | 2023 Form 10-K	212

Financial Statements	Notes to Consolidated Financial Statements | Note 17
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

FREDDIE MAC | 2023 Form 10-K	213

Financial Statements	Notes to Consolidated Financial Statements | Note 17
Court rulings have limited the Plaintiffs’ damages theories to those based on the decline in Freddie Mac’s and Fannie Mae’s share value immediately after the Third Amendment. The Plaintiffs have asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial in October and early November 2022, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The jury in that trial was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. The retrial started on July 24, 2023. On August 14, 2023, the jury returned a verdict against FHFA, Fannie Mae, and Freddie Mac awarding compensatory damages of $282 million to Freddie Mac junior preferred shareholders and $31 million to Freddie Mac common shareholders. The jury declined to award the Freddie Mac shareholders prejudgment interest. In 3Q 2023, we recorded a $313 million accrual in other expense on our condensed consolidated statements of income for the adverse judgment. The entry of final judgment remains before the court.

FREDDIE MAC | 2023 Form 10-K	214

Financial Statements	Notes to Consolidated Financial Statements | Note 18
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
FHFA established the ERCF as a new enterprise regulatory capital framework for Freddie Mac and Fannie Mae in December 2020. Our current capital levels are significantly below the levels that would be required under the ERCF. The ERCF has a transition period for compliance, and we are not required to comply with the regulatory capital requirements or the buffer requirements while in conservatorship. In general, the compliance date for the regulatory capital requirements will be the later of the date of termination of our conservatorship and any later compliance date provided in a transition order, and the compliance date for buffer requirements in the ERCF will be the date of termination of our conservatorship. With respect to the ERCF's advanced approaches requirements, the compliance date is January 1, 2028 or any later compliance date specified by FHFA.
The ERCF establishes risk-based and leverage capital requirements and includes capital requirements relating to the amount and form of the capital we hold, based largely on definitions of capital used in U.S. banking regulators' regulatory capital framework. The ERCF capital requirements contain both statutory capital elements (total capital and core capital) and regulatory capital elements (CET1 capital, Tier 1 capital, and adjusted total capital). The ERCF also includes a requirement that we hold prescribed capital buffers that can be drawn down in periods of financial stress and then rebuilt over time as economic conditions improve. If we fall below the prescribed buffer amounts, we must restrict capital distributions such as stock repurchases and dividends, as well as discretionary bonus payments to executives, until the buffer amounts are restored.
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
■ The stability capital buffer is tailored to the risk that our default or other financial distress could pose to the liquidity, efficiency, competitiveness, or resiliency of national housing finance markets. The stability capital buffer is based on our share of residential mortgage debt outstanding. As of December 31, 2023, our stability capital buffer was 0.60% of ATA.
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

FREDDIE MAC | 2023 Form 10-K	215

Financial Statements	Notes to Consolidated Financial Statements | Note 18
Capital Metrics
The table below presents our capital metrics under the ERCF.
Table 18.1 - ERCF Available Capital and Capital Requirements

(In billions)			December 31, 2023		December 31, 2022
Adjusted total assets			$3,775		$3,710
Risk-weighted assets (standardized approach)			1,009		899

	December 31, 2023
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($18)	$81	$81	(1.8)%	8.0%	8.0%
CET1 capital	(43)	45	96	(4.3)	4.5	9.5
Tier 1 capital	(29)	60	111	(2.9)	6.0	11.0
Adjusted total capital	(29)	81	132	(2.9)	8.0	13.0
Leverage capital:
Core capital (statutory)	($25)	$95	$95	(0.7)%	2.5%	2.5%
Tier 1 capital	(29)	95	106	(0.8)	2.5	2.8

	December 31, 2022
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($27)	$72	$72	(3.1)%	8.0%	8.0%
CET1 capital	(55)	40	90	(6.2)	4.5	10.1
Tier 1 capital	(41)	54	104	(4.6)	6.0	11.6
Adjusted total capital	(41)	72	122	(4.6)	8.0	13.6
Leverage capital:
Core capital (statutory)	($35)	$93	$93	(1.0)%	2.5%	2.5%
Tier 1 capital	(41)	93	104	(1.1)	2.5	2.8
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

FREDDIE MAC | 2023 Form 10-K	216

Controls and Procedures
Controls and Procedures
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by the Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by a company's internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.
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
Because of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2023 based on the COSO criteria (2013 Framework). PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2023 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP's report appears in Financial Statements — Report of Independent Registered Public Accounting Firm.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management of the company, including the company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures.

FREDDIE MAC | 2023 Form 10-K	217

Controls and Procedures
Management, including the company's CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. As a result of management's evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2023, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. As discussed above, we consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Management's Report on Internal Control Over Financial Reporting, we have one material weakness in internal control over financial reporting as of December 31, 2023 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the year ended December 31, 2023 have been prepared in conformity with GAAP.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED DECEMBER 31, 2023
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FREDDIE MAC | 2023 Form 10-K	218

Other Information
Other Information
OTHER INFORMATION
Insider Trading Arrangements and Policies
No executive officer or director adopted or terminated any contract, instruction, or written plan for the purchase or sale of, or any other such trading arrangement for, our securities during 4Q 2023. For additional information on executive officer and director compensation and security ownership by our executive officers and directors, see Directors, Corporate Governance, and Executive Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

FREDDIE MAC | 2023 Form 10-K	219

Directors, Corporate Governance, and Executive Officers	Directors

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
On February 12, 2024, the Conservator executed a written consent, effective February 19, 2024, electing each of the 12 directors listed below.

■	Mark H. Bloom	■	Lance F. Drummond	■	Christopher E. Herbert
■	Kathleen L. Casey	■	Aleem Gillani	■	Grace A. Huebscher
■	Kevin G. Chavers	■	Mark B. Grier	■	Allan P. Merrill
■	Michael J. DeVito	■	Luke S. Hayden	■	Roy Swan
See Directors, Corporate Governance, and Executive Officers - Directors - Director Biographical Information for information about each of our current directors. For biographical information about Roy Swan, see our Current Report on Form 8-K filed on January 17, 2024. The terms of our directors end on the date the director retires or resigns, the effective date of the Conservator's next election of directors by written consent, or the date of the next annual meeting of our stockholders, whichever occurs first.
The company did not submit for re-election, and the Conservator did not re-elect, current director and Non-Executive Chair Sara Mathew to the Board as her term of service on the Board had reached the limit set forth in our Corporate Governance Guidelines, or the Guidelines. Ms. Mathew will depart the Board on February 19, 2024.
The company also did not submit for re-election, and the Conservator did not re-elect, current director Alberto G. Musalem. Mr. Musalem tendered his resignation and will depart the Board effective February 19, 2024. See our Current Report on Form 8-K filed on January 4, 2024.

Director Criteria, Diversity, Qualifications, Experience, and Tenure
Our Board of Directors seeks candidates for directorship who have achieved a high level of stature, success, and respect in their principal occupations and exemplify high standards of integrity.
We selected our directors as candidates because of their character, judgment, experience, and expertise. In selecting candidates, we follow the requirements set forth in our Charter, the Guidelines, and the Corporate Governance Rule. When identifying director nominees, the Nominating and Governance Committee considers, among other factors, the talents and skills already represented on the Board of Directors, the continued involvement of incumbent directors in business and professional activities relevant to us, the skills and experience that should be represented on the Board of Directors, and the availability of other individuals with desirable skills to join the Board of Directors. Specifically, the Nominating and Governance Committee seeks candidates that would complement the knowledge of the Board of Directors collectively has in the areas of business, finance, accounting, risk management, technology (including cybersecurity), public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, DEI, climate risk, and any other areas that may be relevant to our safe and sound operation. We also consider whether a candidate's other commitments, including the number of other board memberships held by the candidate, would permit the candidate to devote sufficient time to the candidate's duties

FREDDIE MAC | 2023 Form 10-K	220

Directors, Corporate Governance, and Executive Officers	Directors

and responsibilities as a director. In addition, our Charter provides that our Board of Directors has at least one person from each of the homebuilding, mortgage lending, and real estate industries, and at least one person from an organization representing community or consumer interests or one person who has demonstrated a career commitment to the provision of housing for low-income households.
At Freddie Mac, we recognize that diversity among Board members increases diversity of thought on the Board of Directors, which results in better business decisions that consider the perspectives of all stakeholders. As set forth in the Guidelines, the Board of Directors seeks to have a diversity of talent, perspectives, experience, and cultures among its members, including people of different racial or ethnic backgrounds, women, and people with disabilities, and these are important factors in the Board of Directors’ candidate solicitation and nomination processes. FHFA requires us to ensure, to the extent possible in balance with financially safe and sound business practices, inclusion of people with different racial or ethnic backgrounds, women, and people with disabilities in our process of nominating directors, as we do in all of our activities.
Prioritizing diversity as an important part of our candidate solicitation and nomination process has resulted in a Board of Directors with members who have a variety of backgrounds and overall experience. More than half of our directors are women, people of color, or both. In 2023, our Non-Executive Chair was a woman of color, and a woman and/or person from an underrepresented group served in leadership positions as the Chairs of the Audit, CHC, Executive, Nominating and Governance, and Risk Committees. After our current Non-Executive Chair retires in February 2024, our newly appointed Non-Executive Chair will also be a person of color. Our Board of Directors also values having a balance of longer-serving directors with institutional knowledge and newer directors that bring fresh perspectives and ideas.
The charts below provide information on the composition of our Board of Directors by demographic background and tenure, as of February 14, 2024.
The charts below provide information on the composition of our Board of Directors by demographic background and tenure, as of February 19, 2024, the effective date of the Conservator's written consent electing directors.

FREDDIE MAC | 2023 Form 10-K	221

Directors, Corporate Governance, and Executive Officers	Directors

Director Biographical Information
The following summarizes each director's Board service, experience, qualifications, attributes, and/or skills that led to their selection as a director, and provides other biographical information, as of February 14, 2024. For a summary of Roy Swan's biographical information, see our Current Report on Form 8-K filed on January 17, 2024.
Mark H. Bloom

Age 59
Director since November 2019
Freddie Mac Committees:
•	Compensation and Human Capital
•	Executive
•	Operations and Technology, Chair
•	Risk
Public Company Directorships:
•	None

Mr. Bloom is an experienced executive who has held a variety of leadership positions at the intersection of finance, technology, and risk management. He brings technological expertise to drive efficiency and enhance the customer experience.
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
■    Global Chief Technology Officer and a member of the Management Board of Aegon N.V. (2016-2021)
■    Various positions at Citigroup, Inc., including Managing Director, Head of Global Consumer Digital and Operations Technology (2007-2016)
■    Various positions at JPMorgan Chase & Company, including SVP, Chase Home Financial Technology (2001-2007)
■    SVP, eBusiness Solutions at CACI International, Inc. (1999-2001)
Kathleen L. Casey

Age 57
Director since October 2019
Freddie Mac Committees:
•	Audit
•	Executive
•	Mission and Housing Sustainability
•	Nominating and Governance, Chair
Public Company Directorships:
•	None

Ms. Casey is an experienced leader with an extensive background in financial regulatory policy and oversight. She brings high-level regulatory and financial oversight experience as well as a deep understanding of financial markets and governance, including key issues affecting transit and housing policy, economic and monetary policy, banking, and securities regulation.
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
■    Member of the Board of Sepio Systems Inc., a cybersecurity firm focused on hardware access management (2020-present)
■    Member of the Library of Congress Trust Fund Board (2011-present)
■    Member of the Financial Accounting Foundation Board of Trustees (2018-2022); Chair (2020-2022)
■    Member of the International Valuation Standards Council Board of Trustees (2016-2022)

FREDDIE MAC | 2023 Form 10-K	222

Directors, Corporate Governance, and Executive Officers	Directors

■    Chair of the Alternative Investment Management Association Council (2012-2016)
Kevin G. Chavers

Age 60
Director since February 2022
Freddie Mac Committees:
•	Audit
•	Mission and Housing Sustainability
•	Nominating and Governance
Public Company Directorships:
•	Chimera Investment Corporation
Mr. Chavers is an experienced executive with an extensive professional background in the real estate and mortgage finance industry. He brings more than 30 years of experience across a variety of roles in the industry, including mortgage finance, capital markets, business operations and strategy, and public and private housing finance policy.
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
■    Various positions at Morgan Stanley, including Managing Director, Senior Relationship Management and Head, Mortgage Strategy & Execution (2003-2011)
■    VP, Principal Finance Group, Mortgage Securities Department at Goldman Sachs & Company (1998-2003)
■    Various positions in the U.S. Government (1989-1998), including President of Ginnie Mae (1995-1998)
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
■    Member of the Board and Audit Committee of SMBC Americas Holdings, Inc. (2021-present)
■    Member of the Board of Toorak Capital Partners (2021-present)
■    Member of the Advisory Board of Ivory Innovations (2022-present)
■    Independent Trustee of Optimum Funds (2021-present)
Michael J. DeVito

Age 59
Director since June 2021
Freddie Mac Committees:
• Executive
Public Company Directorships:
• None
Mr. DeVito brings more than 30 years of experience in the mortgage and financial services industries to Freddie Mac and its Board of Directors. He has extensive experience across home lending, including in loan origination, servicing, portfolio management, secondary marketing, credit, and risk management. Mr. DeVito has served as our CEO and a member of our Board of Directors since June 2021. He notified us that he intends to retire as CEO and depart the Board effective March 15, 2024.
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

FREDDIE MAC | 2023 Form 10-K	223

Directors, Corporate Governance, and Executive Officers	Directors

Lance F. Drummond

Age 69
Director since July 2015
Freddie Mac Committees:
•	Audit
•	Compensation and Human Capital, Chair
•	Executive
•	Operations and Technology
Public Company Directorships:
•	AvidXchange Holdings, Inc.
•	United Community Banks, Inc.
Mr. Drummond is a senior business leader with more than 40 years of experience. He brings extensive experience across a variety of industries and disciplines, with a specialty in business transforming strategy development and execution, operations, technology, process re-engineering, and executive compensation oversight. Mr. Drummond will succeed Sara Mathew as Non-Executive Chair of the Board upon her retirement on February 19, 2024.
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
■    Member of the Board and Audit Committee of CurAegis Technologies, Inc. (2018-2020)
Aleem Gillani

Age 61
Director since January 2019
Freddie Mac Committees:
•	Audit, Chair
•	Compensation and Human Capital
•	Executive
Public Company Directorships:
•	None

Mr. Gillani is an executive with extensive experience at sophisticated financial institutions. His blend of industry, financial, risk management, and executive leadership experience provides valuable contributions to the Board's oversight of internal controls over financial reporting and risk management matters and helps guide Freddie Mac in its mission to support the liquidity and stability of the housing market.
Experience and Qualifications
■    Various positions with SunTrust Banks, Inc., including CFO and Corporate EVP, EVP and Corporate Treasurer, and SVP and Chief Market Risk Officer (2007-2018)
■    SVP and Chief Market Risk Officer of PNC Financial Services Group, Inc. (2004-2007)
■    Chief Market Risk Officer of BankBoston and FleetBoston Corp. (1996-2004)
■    Advanced Management Program, Harvard Business School (2003)
■    Member of the Board of SunTrust Robinson Humphrey (2011-2018)
■    Founding Chair of the Market Risk Council for the Risk Management Association (1998)

FREDDIE MAC | 2023 Form 10-K	224

Directors, Corporate Governance, and Executive Officers	Directors

Mark B. Grier

Age 71
Director since February 2020
Freddie Mac Committees:
• Nominating and Governance
• Risk
Public Company Directorships:
• None

Mr. Grier is an experienced business leader with extensive executive experience at sophisticated financial institutions. He brings in-depth knowledge and expertise in finance, risk management, capital markets, and capital management to the Board of Directors.
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
■    Chair of the Board of the Global Impact Investing Network (2017-2022)
■    Member of the Board of Achieve Inc. (2009-2020); Chair (2014-2020)
■    Member of the Board of Trustees of the Tragedy Assistance Program for Survivors (2013-2019)
■    Vice Chair and Member of the Board of Directors of Prudential Financial, Inc. (2008-2019)
Luke S. Hayden III

Age 67
Director since February 2022
Freddie Mac Committees:
• Operations and Technology
• Risk
Public Company Directorships:
• None

Mr. Hayden is an experienced executive with extensive professional background in the mortgage and financial services industries. He brings a depth experience from across home lending, including in the origination, servicing, and investment of mortgage products, and deep expertise in residential real estate finance, capital markets, and risk management.
Experience and Qualifications
■    CEO of Hayden Consulting (2012-present)
■    Vice Chairman of Residential Mortgage Services Holdings, Inc. (2013-2021)
■    President of PHH Mortgage Corporation (2010-2012)
■    EVP and Senior Managing Director at GMAC Residential Capital (2007-2008)
■    Various positions including EVP at JPMorgan Chase & Company and its predecessors (1992-2005)
■    Various positions at Security Pacifica National Bank, including SVP, Secondary Marketing, Residential Real Estate Group (1989-1992)
■    Various positions at First Interest Bank of California, including SVP, Mortgage Division (1980-1989)
■    Loan officer and loan purchaser at Ralph C. Sutro Company (1978-1980)

FREDDIE MAC | 2023 Form 10-K	225

Directors, Corporate Governance, and Executive Officers	Directors

Christopher E. Herbert

Age 63
Director since March 2018
Freddie Mac Committees:
•	Compensation and Human Capital
•	Executive
•	Mission and Housing Sustainability, Chair
•	Risk
Public Company Directorships:
•	None

Mr. Herbert is an experienced leader in the governmental and educational sectors. He provides the Board of Directors with in-depth knowledge of housing policy, including low-income housing, and urban development, including the financial and demographic dimensions of home ownership.
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
■    Member of the Board of the Homeownership Preservation Foundation (2011-2019)
■    Member of the Research Advisory Council for the Center for Responsible Lending (2006-2019)
■    Member of the Board of GreenPath Financial Wellness (2017-2019)
■    Member of the Federal Reserve Bank of Boston's Community Development Research Advisory Council (2014-2016)
Grace A. Huebscher

Age 64
Director since December 2017
Freddie Mac Committees:
•	Compensation and Human Capital
•	Executive
•	Operations and Technology
•	Risk, Chair
Public Company Directorships:
•	None
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
Experience and Qualifications
■    Advisor to Capital One Commercial Bank (2017)
■    President of Capital One Multifamily Finance, LLC (2013-2017)
■    Co-Founder and CEO of Beech Street Capital, LLC (2009-2013)
■    Various positions with Fannie Mae, including VP, Capital Markets (1997-2009)
■    Member of the Board of The Kenyon Review (1998-present)
■    Member of the Commercial Board of Governors of the Mortgage Bankers Association (2014-2017)

FREDDIE MAC | 2023 Form 10-K	226

Directors, Corporate Governance, and Executive Officers	Directors

Sara Mathew

Age 68
Director since December 2013
Freddie Mac Committees:
•	Executive, Chair
Public Company Directorships:
•	Carnival Corporation & plc
•	Dropbox, Inc.
•	State Street Corporation

Ms. Mathew is an executive with global financial, technology, and general management experience. Ms. Mathew's extensive business, financial, and management experience, and her public company board and audit committee experience, positions her to make valuable contributions to Board oversight of our internal control over financial reporting and compliance matters. Ms. Mathew has served as Non-Executive Chair of our Board of Directors since February 2019. She will retire and depart the Board on February 19, 2024.
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
■    Member of the Board and Finance and Nominating and Corporate Governance Committees of Avon Products, Inc. (2014-2016)
■    Member of the International Advisory Council of Zurich Financial Services Group (2012-2017)
■    Member of the Board of Dun & Bradstreet Corporation (2008-2013)

FREDDIE MAC | 2023 Form 10-K	227

Directors, Corporate Governance, and Executive Officers	Directors

Allan P. Merrill

Age 57
Director since September 2020
Freddie Mac Committees:
•	Audit
•	Mission and Housing Sustainability
•	Nominating and Governance
Public Company Directorships:
•	Beazer Homes USA, Inc.

Mr. Merrill is an executive in the homebuilding industry. He brings extensive expertise and in-depth knowledge of the housing market as well as considerable executive leadership, financial experience, and public policy expertise to the Board of Directors.
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
Alberto G. Musalem

Age 55
Director since June 2021
Freddie Mac Committees:
•	Compensation and Human Capital
•	Operations and Technology
•	Risk
Public Company Directorships:
•	Man Group

Mr. Musalem is a financial executive who brings proven leadership and significant investment management experience, economic and public policy expertise, and the broad knowledge of capital markets, bank capital and liquidity regulation, and financial regulatory policy. Mr. Musalem has served as a member of our Board of Directors since June 2021. He has tendered his resignation and will depart the Board on February 19, 2024.
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
■    Chairman and Board Member of School the World (2012-2017)
■    Managing Director and Partner of Tudor Investment Corporation (2000-2013)
■    Adjunct Professor at Johns Hopkins University (2007)
■    Economist at the International Monetary Fund (1996-2000)
■    Analyst at Bankers Trust (1995)
■    Analyst at McKinsey & Co. (1994)
■    Member of the Board and the Audit and Risk and Remuneration Committees of the Man Group (2022-present)

FREDDIE MAC | 2023 Form 10-K	228

Directors, Corporate Governance, and Executive Officers	Corporate Governance

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
■    All of our directors are independent, except for the CEO.
■    Each of the Audit, CHC, Nominating and Governance, Mission and Housing Sustainability, Operations and Technology, and Risk Committees consists entirely of independent directors.
■    Our directors are elected annually.
■    Each committee operates pursuant to a written charter that has been approved by the Board of Directors. The charters are available at http://www.freddiemac.com/governance/board-committees.html.
■    Independent directors meet regularly without management.
■    The Board of Directors and each of the Audit, CHC, Nominating and Governance, Mission and Housing Sustainability, Operations and Technology, and Risk Committees conduct an annual self-evaluation.
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
Director Independence and Relevant Considerations
The Nominating and Governance Committee has evaluated the independence of each of our non-employee Board members and has made recommendations to the Board of Directors for determination and approval with respect thereto. For purposes of these determinations, we use the definition of independence set forth in Sections 4 and 5 of the Guidelines and in Section 303A.02 of the NYSE Listed Company Manual. Although our stock is no longer listed on the NYSE, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those relating to independence, continue to apply to us because they are incorporated by reference in the Corporate Governance Rule. Based on the Nominating and Governance Committee’s evaluation and recommendation, the Board of Directors determined that all current non-employee Board members are independent. Mr. DeVito is not considered to be independent due to his service as our CEO.
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
In determining the independence of each director, the Board of Directors reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of the Guidelines, to determine whether those relationships, either individually or in aggregate, would constitute a material relationship between the director and us that would impair the director's judgment as a member of the Board of Directors or create the perception or appearance of such an impairment:
■    Employment Affiliations with Business Partners. Mr. Herbert is employed by an organization that engages or has engaged in business with us resulting in payments between us and such organization. Under the Guidelines, no specific independence determination is required with respect to these payments because they do not exceed the greater of $1 million or 2% of such organization's consolidated gross revenues for each of the last three fiscal years. After considering the nature and extent of our specific relationship with this organization, our Board of Directors concluded that this business

FREDDIE MAC | 2023 Form 10-K	229

Directors, Corporate Governance, and Executive Officers	Corporate Governance

relationship does not constitute a material relationship between Mr. Herbert and us that would impair his independence as our director.
Immediate family members of Messrs. Chavers and Hayden and Ms. Huebscher are employed by companies that engage or have engaged in business with us resulting in payments between us and such companies. After considering the nature and extent of the specific relationships between the companies and the immediate family members, and between the companies and Freddie Mac, our Board of Directors concluded that these business relationships do not constitute material relationships that would impair Messrs. Chavers' or Haydens' or Ms. Huebscher's independence as our directors.
■    Employment Affiliations with Competitors. An immediate family member of Ms. Huebscher is employed by a company that is a competitor of Freddie Mac. After considering the nature and extent of the specific relationship between the competitor and the immediate family member and between the competitor and Freddie Mac, our Board of Directors concluded that this business relationship does not constitute a material relationship that would impair Ms. Huebscher's independence as our director.
■    Board Memberships with Business Partners. Messrs. Chavers, Drummond, Herbert, and Merrill serve as directors of other organizations that engage in business with us resulting in payments between us and such organizations. After considering the nature and extent of the specific relationship between each of those organizations and us, and the fact that these Board members are directors of these other organizations rather than employees, our Board of Directors concluded that these business relationships do not constitute material relationships that would impair their independence as our directors.
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

FREDDIE MAC | 2023 Form 10-K	230

Directors, Corporate Governance, and Executive Officers	Corporate Governance

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
•Matters, including our initiation or substantive response to litigation, that impact or question the Conservator's powers, our status in conservatorship, the legal effect of the conservatorship, interpretations of the Purchase Agreement, or terms and conditions of the Financial Agency Agreement with Treasury or our performance under the Financial Agency Agreement;
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
•Mergers, acquisitions, and changes in control of a Key Counterparty where we have a direct contractual right to cease doing business with such Key Counterparty or object to the merger or acquisition of such entity;
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

FREDDIE MAC | 2023 Form 10-K	231

Directors, Corporate Governance, and Executive Officers	Corporate Governance

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
The membership of each committee as of February 14, 2024, except as otherwise noted below, and the number of meetings held by each committee in 2023 are set forth below, followed by descriptions of each committee's primary responsibilities.

FREDDIE MAC | 2023 Form 10-K	232

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Committee	Committee Meetings in 2023	Chair	Members

Audit Committee	9	Aleem Gillani	•	Kathleen L. Casey
			•	Kevin G. Chavers
			•	Lance F. Drummond
			•	Allan P. Merrill

Compensation and Human Capital Committee	6	Lance F. Drummond	•	Mark H. Bloom
			•	Aleem Gillani
			•	Christopher E. Herbert
			•	Grace A. Huebscher
			•	Alberto G. Musalem

Executive Committee	1	Sara Mathew	•	Mark H. Bloom
			•	Kathleen L. Casey(1)
			•	Michael J. DeVito
			•	Lance F. Drummond
			•	Aleem Gillani
			•	Christopher E. Herbert
			•	Grace A. Huebscher

Mission and Housing Sustainability Committee	4	Christopher E. Herbert	•	Kathleen L. Casey
			•	Kevin G. Chavers
			•	Allan P. Merrill

Nominating and Governance Committee	7	Kathleen L. Casey(1)	•	Kevin G. Chavers
			•	Mark B. Grier
			•	Allan P. Merrill

Operations and Technology Committee	4	Mark H. Bloom	•	Lance F. Drummond
			•	Luke S. Hayden
			•	Grace A. Huebscher
			•	Alberto G. Musalem

Risk Committee	6	Grace A. Huebscher	•	Mark H. Bloom
			•	Mark B. Grier
			•	Luke S. Hayden
			•	Christopher E. Herbert
			•	Alberto G. Musalem

(1)Ms. Casey became Chair of the Nominating and Governance Committee and a member of the Executive Committee effective September 6, 2023. Prior to that, Mr. Grier served as Chair of the Nominating and Governance Committee.

FREDDIE MAC | 2023 Form 10-K	233

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Effective as of February 19, 2024, the effective date of the Conservator's written consent electing directors, the membership of each committee will be as follows:

Committee	Chair	Members

Audit Committee	Aleem Gillani	•	Kathleen L. Casey
		•	Kevin G. Chavers
		•	Allan P. Merrill
		•	Roy Swan

Compensation and Human Capital Committee	Kevin G. Chavers	•	Mark H. Bloom
		•	Christopher E. Herbert
		•	Grace A. Huebscher
		•	Roy Swan

Executive Committee	Lance F. Drummond	•	Mark H. Bloom
		•	Kathleen L. Casey
		•	Kevin G. Chavers
		•	Michael J. DeVito
		•	Aleem Gillani
		•	Christopher E. Herbert
		•	Grace A. Huebscher

Mission and Housing Sustainability Committee	Christopher E. Herbert	•	Kathleen L. Casey
		•	Kevin G. Chavers
		•	Allan P. Merrill

Nominating and Governance Committee	Kathleen L. Casey	•	Aleem Gillani
		•	Mark B. Grier
		•	Allan P. Merrill

Operations and Technology Committee	Mark H. Bloom	•	Luke S. Hayden
		•	Grace A. Huebscher
		•	Roy Swan

Risk Committee	Grace A. Huebscher	•	Mark H. Bloom
		•	Mark B. Grier
		•	Luke S. Hayden
		•	Christopher E. Herbert

FREDDIE MAC | 2023 Form 10-K	234

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Audit Committee
The Audit Committee provides oversight of the company's accounting and financial reporting and disclosure processes, the adequacy of the systems of disclosure and internal control established by management, and the audit of the company's financial statements. Among other things, the Audit Committee: (1) appoints the independent auditor and evaluates its independence and performance; (2) reviews the audit plans for and results of the independent audit and internal audits; and (3) reviews compliance with legal and regulatory requirements. The Audit Committee's activities during 2023 with respect to the oversight of the independent auditor are described in more detail in Principal Accounting Fees and Services - Approval of Independent Auditor Services and Fees. The Audit Committee also reviews Freddie Mac’s ESG reporting and disclosures determined by management to be significant.
The Audit Committee periodically reviews the company's guidelines and policies governing the processes for assessing and managing the company's risks and periodically reviews the company's major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee also approves all decisions regarding the appointment, removal, and compensation of our General Auditor, the head of our Internal Audit Division, who reports independently to the Audit Committee, as well as the annual incentive funding level for our Internal Audit Division.
The Audit Committee satisfies the definition of "audit committee" in Exchange Act Section 3(a)(58)(A) and the requirements of Exchange Act Rule 10A-3. Although our stock is no longer listed on the NYSE, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those relating to audit committees, continue to apply to us because they are incorporated by reference in the Corporate Governance Rule. The Audit Committee satisfies the "audit committee" requirements in Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual. The Board of Directors has determined that all members of our Audit Committee are independent and financially literate and that Mr. Gillani, a member of the Audit Committee since January 2019 and its current chair, meets the definition of an "audit committee financial expert" under SEC regulations.
Compensation and Human Capital Committee
The CHC Committee oversees the company's compensation and benefits policies and programs, as well as other human capital matters, including: (1) an annual review of succession planning and talent development programs and initiatives; (2) our DEI programs and policies, as well as the results of those programs and policies; and (3) the design and execution of initiatives to strengthen our culture and employee engagement. The company's processes for consideration and determination of executive compensation, and the role of the CHC Committee in those processes, are further described in Executive Compensation - CD&A. The CHC Committee Report is included in Executive Compensation - CD&A - Compensation and Human Capital Committee Report.
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
The CHC Committee consists entirely of independent directors. None of the members of the CHC Committee during 2023 were officers or employees of Freddie Mac or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.
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

FREDDIE MAC | 2023 Form 10-K	235

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Mission and Housing Sustainability Committee
The Mission and Housing Sustainability Committee, which consists entirely of independent directors, has responsibility for overseeing the development, planning, implementation, performance, and execution of our strategies and significant initiatives related to delivering on our commitment to promote affordability, equity, and sustainability in housing. The Mission and Housing Sustainability Committee oversees: (1) the development and execution of strategies, initiatives, and activities designed to help us meet our affordable housing and Duty to Serve goals, increase sustainable access to credit, and implement our housing sustainability and equitable housing initiatives; (2) compliance with fair lending laws and regulations, including our fair lending compliance program and fair lending implications of key mission and housing sustainability initiatives; (3) the review of management reporting relating to the execution of our mission, housing sustainability, and fair lending strategies and initiatives; and (4) the review of initiatives designed to promote the adaptation of housing to be more resilient in the face of climate change or improvements to mitigate housing's climate impacts.
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
Operations and Technology Committee
The Operations and Technology Committee, which consists entirely of independent directors, has responsibility for overseeing the development and execution of our enterprise information, operations, and technology strategies and the information, operational resiliency, and enterprise third-party governance programs. Specifically, the Operations and Technology Committee: (1) oversees our information, operations, and technology strategies and planning, and the implementation of technology initiatives critical to the achievement of our mission, strategy, and business objectives; (2) in conjunction with the Risk Committee, oversees our management of information (including cybersecurity), technology, operational resiliency, and enterprise third-party governance risk, including the possibility that these risks will adversely affect the achievement of our mission and business objectives; (3) oversees our information (including cybersecurity and information security), operational resiliency, and enterprise third-party governance programs, including risk and controls; (4) receives reports related to our technology strategy, practices, and management and potential for innovation from both EO&T and the business areas, as appropriate; and (5) reviews and recommends to the Board for approval the annual EO&T business plan, including relevant performance indicators, and evaluating EO&T against the plan. The Operations and Technology Committee also reviews capabilities for and adequacy of resources allocated to operations and technology enterprise-wide and monitors and evaluates trends in technology that may affect our strategy and business objectives. See MD&A – Risk Management – Cybersecurity Risk – Cybersecurity Governance for additional information.

Risk Committee
The Risk Committee, which consists entirely of independent directors, oversees on an enterprise-wide basis the company's risk management framework, including credit risk, market risk, liquidity risk, operational risk (including cybersecurity), compliance risk, climate risk, and strategic risk. The Risk Committee reviews and recommends the company's enterprise risk policy and Board-level risk appetite statements, metrics, and limits to the Board of Directors for approval, oversees management’s adherence to Board risk limits and approves any exceptions thereto with notice to the Board, and, among other responsibilities, reviews significant: (1) enterprise risk exposures; (2) risk management strategies; (3) results of risk management reviews and assessments; and (4) emerging risks. The Risk Committee also reviews our exposure to the potential negative impacts of climate change, oversees the development and implementation of our climate risk framework, and reviews capabilities for and adequacy of resources allocated to ERM. The Risk Committee also approves all decisions regarding the appointment or removal of the CRO, and the CRO reports independently to the Risk Committee.

FREDDIE MAC | 2023 Form 10-K	236

Directors, Corporate Governance, and Executive Officers	Corporate Governance

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
Codes of Conduct
We have separate codes of conduct for our employees and Board members. The employee code of conduct serves as the code of ethics for senior executives and financial officers. All employees, including senior executives and financial officers, are required to sign an annual acknowledgment that they have read the employee code of conduct and agree to abide by it and will report suspected deviations from the employee code of conduct. When joining our Board of Directors, directors acknowledge that they have reviewed and understand the director code of conduct and agree to be bound by its provisions, and each director re-executes such confirmation annually.
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
2023 Non-Employee Director Compensation Levels

Board compensation levels during conservatorship are shown in the table below.
Table 61 - Board Compensation Levels

Board Service	Cash Compensation
Annual Retainer for Non-Executive Chair	$290,000
Annual Retainer for Non-Employee Directors (other than the Non-Executive Chair)	160,000
Committee Service	Cash Compensation
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Risk)	10,000
Annual Retainer for Audit Committee Members	10,000

FREDDIE MAC | 2023 Form 10-K	237

Directors, Corporate Governance, and Executive Officers	Corporate Governance

2023 Director Compensation

The following table summarizes the 2023 compensation earned by all persons who served as a non-employee director during 2023.
Table 62 - Director Compensation

Non-Employee Director	Fees Earned or Paid in Cash(1)	Total
Sara Mathew	$290,000	$290,000
Mark H. Bloom	170,000	170,000
Kathleen L. Casey(2)	173,179	173,179
Kevin G. Chavers	170,000	170,000
Lance F. Drummond	180,000	180,000
Aleem Gillani	185,000	185,000
Mark B. Grier(3)	166,821	166,821
Luke S. Hayden	160,000	160,000
Christopher E. Herbert	170,000	170,000
Grace A. Huebscher	175,000	175,000
Allan P. Merrill	170,000	170,000
Alberto G. Musalem	160,000	160,000
(1)We do not have pension or retirement plans for our non-employee directors, and all compensation is paid in cash with no other compensation paid. Therefore, we have omitted the "Change in Pension Value and Non-qualified Deferred Compensation Earnings" and "All Other Compensation" columns.
(2)Ms. Casey became Chair of the Nominating and Governance Committee in September 2023.
(3)Mr. Grier stepped down as Chair of the Nominating and Governance Committee in September 2023.

Indemnification

We have made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see Executive Compensation - CD&A - Written Agreements Relating to NEO Employment - Indemnification Agreements.

FREDDIE MAC | 2023 Form 10-K	238

Directors, Corporate Governance, and Executive Officers	Executive Officers

EXECUTIVE OFFICERS
As of February 14, 2024, our executive officers are as follows:
Michael J. DeVito

Age	Year of Affiliation	Position
59	2021	CEO
Mr. DeVito has served as our CEO and a member of our Board of Directors since June 2021. He notified us that he intends to retire as CEO and depart the Board effective March 15, 2024. See Directors, Corporate Governance, and Executive Officers - Directors - Director Biographical Information for a biography of Mr. DeVito.
Michael T. Hutchins

Age	Year of Affiliation	Position
68	2013	President
Mr. Hutchins has served as our President since December 2020 after serving as our interim President beginning in November 2020. In this role, he oversees the company's Single-Family business and the Multifamily, Investments and Capital Markets, and EO&T Divisions. He previously served as EVP - Investments and Capital Markets from January 2015 to November 2020 and as SVP - Investments and Capital Markets from July 2013 to January 2015. From 2007 to 2013, prior to joining Freddie Mac, Mr. Hutchins was Co-Founder and CEO of PrinceRidge, a financial services firm. Prior to founding PrinceRidge, he was with UBS Group AG from 1996 to 2007, holding a variety of senior management positions, including the Global Head of the Fixed Income Rates & Currencies Group. Prior to UBS, Mr. Hutchins worked at Salomon Brothers, Inc. from 1986 to 1996, where he held a number of management positions, including Co-Head of Fixed Income Capital Markets.
Christian M. Lown

Age	Year of Affiliation	Position
54	2020	EVP & CFO
Mr. Lown has served as our EVP & CFO since June 2020. In this role, he is responsible for the company's accounting, capital oversight, sustainability, financial controls, financial planning and reporting, investor relations, procurement, and tax. Mr. Lown joined Freddie Mac from Navient Corporation where he served as EVP and CFO from March 2017 to June 2020. Prior to that, he served as Managing Director of the Financial Institutions Group and Co-Head of Global Financial Technology, North America Banks, and Diversified Finance at Morgan Stanley from 2006 to 2017; Director, Financial Institutions Group, at UBS AG from 2003 to 2006; and Associate, Financial Institutions Group, at Credit Suisse First Boston from 2001 to 2003.
John Glessner

Age	Year of Affiliation	Position
51	2010	SVP - Investments and Capital Markets
Mr. Glessner has served as our SVP - Investments and Capital Markets since April 2021. In this role, he is responsible for managing our liquidity, financing, securitization, and derivative activities as well as our portfolio of single-family mortgage securities and loan investments. From March 2018 to April 2021, he served as our SVP of Asset and Liability Management and Treasurer where he was responsible for overseeing our corporate treasury function, liquidity management, and interest-rate hedging activities. He also oversaw the Investments and Capital Markets Division's counterparty credit risk activities and secured lending to our investors and customers. He previously worked in the Securities Sales & Trading Group and on the Collateralized Mortgage Obligation and Cash Window desks, among other areas. Prior to re-joining Freddie Mac in 2010, he held various trading positions at the Friedman, Billings, Ramsey Group and GMAC ResCap.
Anil D. Hinduja

Age	Year of Affiliation	Position
60	2015	EVP - CRO
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

FREDDIE MAC | 2023 Form 10-K	239

Directors, Corporate Governance, and Executive Officers	Executive Officers

Barclays, he spent 19 years at Citigroup in diverse roles with increasing responsibility across finance, operations, sales and distribution, business, and risk management in global consumer businesses. These included Director for Global Consumer Credit Risk, CRO for the North America Consumer Lending Group, and President and CEO of Citi Home Equity.
Heidi L. Mason

Age	Year of Affiliation	Position
58	2022	EVP & General Counsel
Ms. Mason has served as our EVP and General Counsel since March 2022. In this role, she oversees our legal strategies, services, and resources. She also manages all corporate governance matters. Ms. Mason brings over 25 years of experience from across the legal spectrum, including mortgage lending and servicing, fair lending, credit access, and regulatory matters, among others. Prior to joining Freddie Mac, Ms. Mason spent 17 years at Wells Fargo, most recently serving as EVP and Senior Deputy General Counsel. During her tenure at Wells Fargo, Ms. Mason led the legal support for all of its consumer businesses, including mortgage operations. She previously served as Head of the Wells Fargo corporate legal team, where she oversaw enterprise-wide legal support of corporate governance, securities, banking regulatory matters, employment law, and a host of other areas. From October 2020 to February 2022, Ms. Mason served as a Partner at ElevateNext Law, a majority woman-owned law firm that provided legal, consulting, and regulatory compliance services to financial services companies across the United States.
Sonu Mittal

Age	Year of Affiliation	Position
41	2023	SVP - Single-Family Acquisitions
Mr. Mittal has served as our SVP and Head of Single-Family Acquisitions since March 2023. In this role, Mr. Mittal oversees seller engagement, credit, products, and affordable mission goals, as well as the operations and technology that support these activities. Mr. Mittal brings extensive experience across sales, operations, capital markets, strategy, analytics, product management, and technology. Prior to joining Freddie Mac, Mr. Mittal served as President of Home Mortgage, Executive Vice President of Home Mortgage, and Head of Retail Mortgage at Citizens Bank from March 2018 to March 2023. He served at Capital One from February 2009 to March 2018 as Production and Digital Transformation Head and National Direct to Consumer Sales Head. From 2000 to 2009, he held various home lending and sales management positions at Chevy Chase Bank.
Frank Nazzaro

Age	Year of Affiliation	Position
62	2018	EVP - EO&T
Mr. Nazzaro has served as our EVP - EO&T since April 2021 after serving as Chief Information Officer from October 2019 to April 2021, and Acting Chief Information Officer from May 2019 to October 2019. He joined Freddie Mac in 2018 as SVP and Chief Technology Officer leading Enterprise Technology Solutions. He provides corporate-wide leadership for the company’s technology and cybersecurity strategy. Mr. Nazzaro is an accomplished senior technology executive with more than 20 years of experience in the financial services industry. With an in-depth knowledge in infrastructure, applications, and cybersecurity, he brings a wealth of experience in transformational technology activities and strong leadership capabilities essential to EO&T’s strategic initiatives, including Cloud migration, Modern Delivery, Employee Technology Experience, and Information Security investments. Prior to joining Freddie Mac, from 2016 to 2018, he was Group VP and Chief Technology Officer (CTO) for Travelport LLC, where he led Cloud Architecture, Infrastructure, Operations, and Cybersecurity globally. From 2012 to 2016, he was CTO at CIT Group where he was responsible for Transformation, Architecture, Technology Strategy, IT Infrastructure, and Cybersecurity. Prior to that, he has held several senior technology and management roles at RBC Capital Markets, Bridgewater, and UBS.
Kevin Palmer

Age	Year of Affiliation	Position
47	2001	SVP - Multifamily
Mr. Palmer has served as our SVP and Head of Multifamily since May 2022. In this role, he oversees all aspects of the Division’s efforts to provide stability, liquidity, and affordability throughout the rental housing market. Previously, Mr. Palmer led Portfolio Management for our Single-Family Division, including supervision of the company’s nearly $3 trillion guarantee book of business including servicing, pricing, and analytics, and oversight of our real estate-owned portfolio, in addition to leading Single-Family CRT. Prior to that, he held various positions with increasing responsibility across capital markets and risk

FREDDIE MAC | 2023 Form 10-K	240

Directors, Corporate Governance, and Executive Officers	Executive Officers

management positions at Freddie Mac since joining in 2001, including Senior Director of Pricing and Analytics and Director of Non-Prime Portfolio Management.
Ravi Shankar

Age	Year of Affiliation	Position
60	2022	SVP - Single-Family Portfolio & Servicing
Mr. Shankar has served as our SVP and Head of Single-Family Portfolio & Servicing since rejoining in November 2022. In this role, Mr. Shankar oversees the Division’s portfolio management, servicing, and the operations and technology that support these activities. He also plays a significant role in supporting our mission to provide affordable and equitable housing. In addition, since November 2022, he has served as a member of the Board of Managers of CSS. Prior to that, Mr. Shankar held senior advisor positions at Boston Consulting Group from August 2021 to October 2022 and United Wholesale Mortgage from 2020 to 2021. Prior to that, and before rejoining Freddie Mac in 2022, Mr. Shankar served as SVP of Portfolio Management for Freddie Mac’s Single-Family Division from 2013 to 2016, and deputy head of Freddie Mac’s Investments and Capital Markets Division from 2016 to 2019. He also spent seven years at JP Morgan Chase in a number of increasingly senior positions, including CFO, Head of Capital Markets, and Portfolio Manager at Chase Home Finance. Prior to that, he worked in various senior positions with Citigroup for 16 years.
Jerry Weiss

Age	Year of Affiliation	Position
65	2003	EVP - Chief Administrative Officer
Mr. Weiss has served as our EVP - Chief Administrative Officer since August 2010 and served as Interim General Counsel from March 2021 to March 2022. As Chief Administrative Officer, he serves as the company's senior executive liaison to FHFA and Treasury, and he oversees the Government & Industry Relations, Public Relations & Digital Communications, Corporate Communications & Marketing, Conservatorship Affairs & Initiatives, Economic & Housing Research, Regulatory Affairs, and Corporate Services departments. In addition, since November 2014, he has served as a member of the Board of Managers of CSS. Prior to August 2010, Mr. Weiss served as our Chief Compliance Officer and in various other senior management capacities after joining us in October 2003. Before that, Mr. Weiss worked from 1990 to 2003 at Merrill Lynch Investment Managers, including as First VP and Global Head of Compliance. From 1982 to 1990, Mr. Weiss was with a national law practice in Washington, D.C., where he specialized in securities regulation and corporate finance matters.

FREDDIE MAC | 2023 Form 10-K	241

Executive Compensation	Compensation Discussion and Analysis
Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This section contains information regarding our compensation programs (all of which have been approved by FHFA) and the compensation of the following individuals who we determined to be our Named Executive Officers, or NEOs, for the year ended December 31, 2023. Mr. DeVito notified us that he intends to retire as CEO and depart the Board effective March 15, 2024.

Named Executive Officers
Michael J. DeVito	CEO
Michael T. Hutchins	President
Christian M. Lown	EVP & CFO
Anil D. Hinduja	EVP - CRO
Heidi L. Mason	EVP & General Counsel
For information on our primary business objectives and the progress we made during 2023 toward accomplishing those objectives, see Introduction - About Freddie Mac and Introduction - Our Business.
Overview of Executive Management Compensation Program
Compensation in 2023 for each NEO, other than Mr. DeVito, whose compensation is discussed below, was governed by the EMCP. The EMCP balances our need to retain and attract executive talent with promoting the conservatorship objectives included in FHFA's Conservatorship Scorecard, as well as goals separately established by management related to the commercial aspects of our business, which are included in our Corporate Scorecard. All compensation under the EMCP is delivered in cash because the Purchase Agreement does not permit us to provide equity-based compensation to our employees unless approved by Treasury.
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
CEO Compensation
Compensation in 2023 for Mr. DeVito consisted of an annual Base Salary level of $600,000, in compliance with the Equity in Government Compensation Act of 2015. Due to statutory limitations on compensation for the CEO, he does not participate in the EMCP and, therefore, he did not receive any compensation subject to either corporate or individual performance in 2023. Mr. DeVito was eligible to participate in all employee benefit plans offered to Freddie Mac's other senior executives under the terms of those plans. See Executive Compensation - 2023 Compensation Information For NEOs - Summary Compensation Table for additional information.

FREDDIE MAC | 2023 Form 10-K	242

Executive Compensation	Compensation Discussion and Analysis
Elements of Target TDC
For all NEOs other than the CEO, compensation under the EMCP in 2023 consisted of the following elements:

Base Salary		Deferred Salary
		■	The amount earned in each quarter, including interest, is paid (1) in the corresponding quarter in the first year following the performance year for Fixed Deferred Salary and (2) in the corresponding quarter in the second year following the performance year for At-Risk Deferred Salary
		Fixed Deferred Salary		At-Risk Deferred Salary
				■	To encourage achievement of conservatorship, corporate, and individual performance goals
				Conservatorship Scorecard and Assessment Criteria		Corporate Scorecard / Individual

■	Cannot exceed $600,000 without approval from FHFA	■	To encourage executive retention	■	Subject to reduction based on Conservatorship Scorecard performance and the Assessment Criteria	■	Subject to reduction based on performance against both the Corporate Scorecard and individual objectives
		■	Equal to total Deferred Salary less the At-Risk portion

As in past years, 30% of Target TDC for each NEO (other than our CEO) is At-Risk Deferred Salary, half of which is subject to reduction based on FHFA's assessment of the company's performance against goals established by FHFA. The other half is subject to reduction based on a combination of the company's performance against goals established by the Board for the performance year and individual performance. In 2019, FHFA directed us to increase the mandatory deferral period for At-Risk Deferred Salary received by certain executive officers (including our NEOs) from one year to two years. For executive officers hired before January 1, 2020, this change became effective for At-Risk Deferred Salary earned beginning January 1, 2022. For executive officers hired on or after January 1, 2020, the change became effective immediately. However, pursuant to an FHFA directive issued in June 2022, for executive officers hired before January 1, 2020, one-half of At-Risk Deferred Salary earned in 2022 was paid in 2023 and the remaining one-half of At-Risk Deferred Salary earned in 2022 will be paid in the corresponding quarter in 2024. For compensation earned in 2023 and thereafter, all At-Risk Deferred Salary will be paid in quarterly installments in the second year following the performance year. This mandatory deferral period for At-Risk Deferred Salary applies for so long as the company is in Conservatorship or until revised or revoked by FHFA.
The objectives against which 2023 corporate performance was measured, together with the assessment of actual performance against those objectives and the Assessment Criteria used by FHFA, are described in Executive Compensation - CD&A - Determination of 2023 At-Risk Deferred Salary - At-Risk Deferred Salary Based on Conservatorship Scorecard Performance and Executive Compensation - CD&A - Determination of 2023 At-Risk Deferred Salary - At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance. These performance measures were chosen because they reflected our 2023 goals during conservatorship.
See Executive Compensation - CD&A - Other Executive Compensation Considerations - Effect of Termination of Employment for information on the effect of a termination of employment, including the timing and payment of any unpaid portion of Deferred Salary and related interest.
Determination of 2023 Target TDC for Eligible NEOs
Role of Compensation Consultant

As part of the annual process to determine the 2023 Target TDC for each of the eligible NEOs, the CHC Committee received guidance from Pay Governance LLC, or Pay Governance, its independent compensation consultant. In addition to the annual process to determine Target TDC, Pay Governance provides guidance to the CHC Committee throughout the year on other executive compensation matters.

Pay Governance has not provided the CHC Committee with any non-executive compensation services, nor has the firm provided any consulting or other services to our management. During 2023, the CHC Committee reviewed Pay Governance’s independence based on the factors outlined in Exchange Act Rule 10C-1(b)(4) and determined that Pay Governance continues to be independent.

FREDDIE MAC | 2023 Form 10-K	243

Executive Compensation	Compensation Discussion and Analysis
2023 Comparator Group Companies

The CHC Committee annually evaluates each eligible NEO's Target TDC in relation to the compensation of executive officers in comparable positions at companies that are either in a similar line of business or are otherwise comparable for purposes of recruiting and retaining individuals with the necessary skills and capabilities. We refer to this group of companies as the Comparator Group. Finding comparable companies for purposes of benchmarking executive compensation is challenging due to our unique business, structure, and mission, and the large size of our book of business compared to other financial services firms. We believe the only directly comparable firm to us is Fannie Mae, but we use a broader group of companies to provide market benchmark data.
At FHFA's request, Freddie Mac and Fannie Mae use the same Comparator Group for benchmarking executive compensation to provide consistency in the market data used for compensation decisions for similar positions. Factors relevant to the selection of companies for our Comparator Group include their status as U.S. public companies, the industry in which they operate, the complexity of their business, and their size (in terms of assets, revenue, and number of employees) relative to the size of Freddie Mac.
When there is either no reasonable match or insufficient data from the Comparator Group for a position, or if the CHC Committee's independent compensation consultant believes that additional data sources would strengthen the analysis of competitive market compensation levels, the CHC Committee may use alternative survey sources.
FHFA has instructed that we may benchmark between the 25th and 50th percentiles of the compensation reported by the Comparator Group.
The Comparator Group used in determining compensation for 2023 consisted of the following companies:

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

Establishing Target TDC

The CHC Committee developed its 2023 Target TDC recommendations for the eligible NEOs by reviewing data from the Comparator Group.
2023 Target TDC

The following table sets forth the components of 2023 Target TDC for each of our eligible NEOs:

FREDDIE MAC | 2023 Form 10-K	244

Executive Compensation	Compensation Discussion and Analysis
Table 63 - 2023 Target TDC

	2023 Target TDC
Named Executive Officer(1)	Base Salary Rate	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
Michael T. Hutchins	$600,000	$1,920,000	$1,080,000	$3,600,000
Christian M. Lown(2)	600,000	1,605,000	945,000	3,150,000
Anil D. Hinduja	600,000	1,290,000	810,000	2,700,000
Heidi L. Mason	600,000	1,150,000	750,000	2,500,000
(1)Mr. DeVito did not participate in the EMCP in 2023 and therefore is not included in this table. For a discussion of his compensation, see Executive Compensation - CD&A - CEO Compensation.
(2)In connection with his appointment as our CFO in June 2020, we agreed to pay Mr. Lown a cash sign-on award of $1,275,000 in recognition of forfeited compensation at his previous employer payable in three installments: $475,000 was paid in February 2021; $475,000 was paid in February 2022; and $325,000 was paid in February 2023.

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
Determination of 2023 At-Risk Deferred Salary
The CHC Committee and FHFA considered our achievements in pursuing our primary business objectives, as well as other factors, in determining the funding level for At-Risk Deferred Salary in 2023. FHFA determined the funding level for the portion of At-Risk Deferred Salary based on Conservatorship Scorecard performance and Assessment Criteria, and the CHC Committee determined, with FHFA's review and approval, the amounts payable to each eligible NEO for the portion of At-Risk Deferred Salary based on Corporate Scorecard goals and individual performance.
At-Risk Deferred Salary Based on Conservatorship Scorecard Performance

Half of each eligible NEO's 2023 At-Risk Deferred Salary, or 15% of Target TDC, was subject to reduction based on FHFA's assessment of (1) the company's performance against the goals in the 2023 Conservatorship Scorecard and (2) the Assessment Criteria as defined and described below. FHFA independently assessed our performance against the 2023 Conservatorship Scorecard and the Assessment Criteria and determined that an 89% funding level was justified for the portion of the eligible NEO's At-Risk Deferred Salary. In assessing our performance against the 2023 Conservatorship Scorecard, the factors considered by FHFA included our completion of all of the Conservatorship Scorecard objectives and our performance against the Assessment Criteria.
In making its assessment, FHFA used the following criteria (collectively, the Assessment Criteria), including how:
■    Our products and programs fostered liquid, competitive, efficient, and resilient housing finance markets that support affordable, sustainable, and equitable access to homeownership and rental housing.
■    We conducted business in a safe and sound manner.
■    We met expectations under all FHFA requirements, including those pertaining to capital, liquidity, and credit risk transfer.

FREDDIE MAC | 2023 Form 10-K	245

Executive Compensation	Compensation Discussion and Analysis
■    We continued to manage operations while in conservatorship in a manner that preserves and conserves assets through the prudent stewardship of our resources.
■    We cooperated and collaborated with FHFA to meet the Conservator’s priorities and guidance throughout the course of the year.
■    We delivered work products that are high quality, thorough, creative, effective, and timely, and that consider effects on homeowners, multifamily property owners and renters, the company, the industry, and other stakeholders.
■    We ensured that DEI remained a top priority in strategic planning, operations, and business development.

FREDDIE MAC | 2023 Form 10-K	246

Executive Compensation	Compensation Discussion and Analysis
The table below presents the 2023 Conservatorship Scorecard objectives and FHFA's assessment of our achievement against those objectives.

Performance Goals			FHFA's Summary of Performance
I.Promote Equitable Access to Affordable and Sustainable Housing (50%)
Take significant actions to ensure that all borrowers and renters have equitable access to long-term affordable housing opportunities, including efforts that further energy efficiency, resiliency, and cost savings in the mortgage process. Develop and implement strategies to support and advance the following:
•	Sustainable homeownership and affordable rental housing
	-	Explore options to expand energy efficiency and to improve resiliency product offerings and policy guidelines.	Goal was achieved.
	-	Explore the feasibility of expanding tenant protections in properties financed by the Enterprises.	Exceeded goal by developing several innovative and precedent-setting resident-centered property management practices.
	-	Identify strategies and activities to facilitate greater affordable housing supply within the limits of charter authorities.	Goal was achieved.
	-	Plan for implementation of the approved credit score models, informed by stakeholder outreach.	Goal was achieved.
•	Equitable access to housing
	-	Take meaningful actions to achieve the goals and objectives of the Enterprises’ Equitable Housing Finance Plans.	Goal was achieved.
	-	Continue efforts to minimize single-family appraisal bias and improve valuation equity, including by supporting FHFA's implementation of the Property and Valuation Equity (PAVE) action plan.	Goal was achieved.
•	Efficiency in the mortgage market
	-	Continue modernization of single-family appraisal processes and practices.	Goal was achieved.
	-	Leverage data, technology, and other innovations to promote efficiency and cost savings in mortgage processes.	Exceeded goal by updating and republishing an expanded body of documentation for the Uniform Appraisal Dataset and actively addressing consumer advocate concerns and through Uniform Collateral Data Portal implementation progress.
•	Climate risks
	-	Identify and pursue measures to enhance consumer awareness of climate risks in housing.	Goal was achieved.
	-	Continue research to identify at-risk borrowers, properties, and communities to inform policy and improve climate-resiliency efforts.	Goal was achieved.
Manage new multifamily purchases to remain within the multifamily cap requirements, including an expanded focus on workforce/moderate income housing.			Goal was achieved.
II. Operate the Business in a Safe and Sound Manner (50%)
Ensure that Freddie Mac is resilient to operational, market, credit, economic, and climate risks.
•	Address examination and supervision findings promptly.		Goal was achieved.
•	Maintain effective risk management systems appropriate for entities that need to minimize risk to capital as they rebuild their capital buffers.		Goal was achieved.
•	Take appropriate action to address risk exposure and enhance Enterprise counterparty risk controls.		Goal was achieved.
•	Strengthen risk management capabilities in identifying, assessing, controlling, monitoring, and reporting on climate risk and incorporating these capabilities into the overall Enterprise risk framework.		Goal was achieved.
•	Maintain ability to respond to operational events without significant disruption to the primary or secondary mortgage market.		Goal was achieved.
•	Maintain liquidity at levels required by FHFA and sufficient to sustain Enterprise operations through severe stress events.		Goal was achieved.
•	Continue to develop the pricing framework to maintain support for core mission single-family borrowers, ensure a level playing field for small and large sellers, foster capital accumulation, and achieve viable returns on capital.		Goal was achieved.
Transfer a meaningful amount of credit risk to private investors in a commercially reasonable and safe and sound manner, reducing risk to taxpayers.			Exceeded goal in Multifamily by transferring a substantial amount of credit risk beyond the goal; goal was achieved in Single-Family.

FREDDIE MAC | 2023 Form 10-K	247

Executive Compensation	Compensation Discussion and Analysis
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
The CHC Committee considered management’s assessment of its performance against the goals and also discussed the company’s performance with our CEO. The Corporate Scorecard does not have assigned weightings for the various Corporate Scorecard goals. As a result, it was necessary for the CHC Committee to use its judgment in determining the overall level of performance. Despite challenging economic and market conditions, the company achieved or exceeded all of its Corporate and Conservatorship Scorecard goals, enhanced its commitment to its mission, and improved its control environment. As a first step in the process, the CHC Committee determined that the portion of NEO At-Risk Deferred Salary should reflect 100%, in light of its assessment of the company's performance against the Corporate Scorecard as well as other factors that it deemed relevant for consideration. The second step in the process to determine this portion of each eligible NEO's At-Risk Deferred Salary reflecting the individual performance assessments is described below under Assessment of 2023 Individual Performance.
The table below presents the 2023 Corporate Scorecard goals and the CHC Committee's assessment of our achievement against those goals.

Corporate Scorecard Goal	Assessment of Performance
Deliver on our Affordable Housing Mission	We achieved or exceeded goals for all 2023 Conservatorship Scorecard objectives, achieved or exceeded all 2023 Single-Family and Multifamily affordable housing and feasible Duty to Serve goals, and executed on our corporate sustainability strategy.
Identify, Assess, and Manage Risk	We achieved or exceeded all elements of this goal, including managing risk within established limits, timely remediation of significant issues, and design and meet milestones to reduce operational risk and achieve compliance.
Grow, Develop, and Empower Talent for Today and Tomorrow	We achieved or exceeded all elements of this goal, including those related to DEI and progress on employee engagement.
Build Financial Strength	We achieved or exceeded all elements of this goal related to corporate expenses, earnings, and return on capital.
Assessment of 2023 Individual Performance
Half of each eligible NEO’s 2023 At-Risk Deferred Salary was subject to reduction based on individual performance in 2023, as determined by the CHC Committee with FHFA’s approval. The non-employee directors also assessed the performance of our CEO, who does not receive at-risk deferred salary. After assessing the company's performance against the 2023 Corporate Scorecard, the CHC Committee assessed individual performance of each eligible NEO, taking into consideration input from Mr. DeVito. Because certain individual performance objectives for eligible NEOs were either Corporate Scorecard goals or directly supported their achievement, performance against the Corporate Scorecard was one of the factors the CHC Committee used to determine the individual performance of the NEOs. FHFA reviewed and approved the compensation associated with these determinations.
Each eligible NEO's individual performance assessment and the funding level for the individual performance-based at-risk deferred salary for 2023 is discussed below.

FREDDIE MAC | 2023 Form 10-K	248

Executive Compensation	Compensation Discussion and Analysis

Michael T. Hutchins, President
Performance Highlights
■	Effectively led Freddie Mac’s four major divisions: Single-Family, Multifamily, Investments and Capital Markets, and EO&T.
■
Provided strong leadership on all aspects of the company, including: advancing the company’s mission to Make Home Possible during challenging market and operating conditions; focusing the company on enterprise-wide consistency to enhance efficiency; and evaluating technology and data strategies.

■	Partnered with other leaders to develop methodologies for assessing, categorizing, and managing risk through improved operational capabilities, processes, and tools.
■	Reorganized resources to improve accountability and focus in key areas; and provided opportunities for top / high potential talent to grow with new or additional responsibilities.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Hutchins should receive 100% of his At-Risk Deferred Salary that was subject to adjustment based on his individual performance after taking into account the company’s performance against the Corporate Scorecard.

Christian M. Lown, EVP & CFO
Performance Highlights
■
Led the advancement of several large financial projects, including implementing a new enterprise-wide budget planning process to better align how resources are invested and enhancing the company’s investment governance and capital allocation processes.

■	Partnered with other leaders to identify opportunities for operational and financial efficiency and implemented solutions.
■	Continued focus on enhanced analytical and forecasting capabilities as well as improved financial analysis for more robust business insights.
■	Advanced initiatives to support equitable and sustainable housing goals as well as ESG practices in our business and operations.
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

Anil D. Hinduja, EVP - CRO
Performance Highlights
■	Continued to partner with divisions to advance on firm-wide matters, such as executing on mission-accretive strategies and mitigating financial risk in a rising rate and volatile environment.
■
Further developed the climate risk program setting the foundation for integrating risk assessments within business practices, conducting scenario analyses, and identifying data and methodological limitations.

■	Successfully led a firm-wide effort to align, calibrate and prioritize programs to reduce the most significant risks in the company.
■	Continued to invest in and strengthen identification, measurement, monitoring, and control of compliance risks through firm-wide programs.
■
Advanced firm-wide risk learning and increased enterprise engagement efforts. Strong leadership in the ongoing development of risk management staff with a focus on expanding skill sets needed for future organizational success.

At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Mr. Hinduja should receive 100% of his At-Risk Deferred Salary that was subject to adjustment based on his individual performance after taking into account the company’s performance against the Corporate Scorecard.

Heidi L. Mason, EVP & General Counsel
Performance Highlights
■
Supported the successful achievement of numerous business objectives, including important mission-related initiatives, by effectively navigating legal and regulatory matters with thought leadership, coordinated legal advice, and collaborative partnership.

■	Advised the Board and senior management on a wide variety of complex legal and governance issues.
■	Led support to help effectively navigate and reach favorable outcomes on significant business issues during challenging market and operating conditions.
■	Continued the ongoing enhancement of the Legal Division’s resourcing, expertise, and strategic alignment in providing advice and services that support firm-wide objectives.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision
The CHC Committee determined that Ms. Mason should receive 100% of her At-Risk Deferred Salary that was subject to adjustment based on her individual performance after taking into account the company’s performance against the Corporate Scorecard.

FREDDIE MAC | 2023 Form 10-K	249

Executive Compensation	Compensation Discussion and Analysis
2023 Deferred Salary
The following chart reports the actual amounts of 2023 Deferred Salary for each NEO, other than Mr. DeVito who was not eligible for 2023 Deferred Salary. At-Risk Deferred Salary earned in 2023 will be paid on the last pay date of the corresponding calendar quarter in 2025. See Executive Compensation - CD&A - Overview of EMCP for additional information.
Table 64 - 2023 Deferred Salary

	2023 Actual Deferred Salary

	Fixed	At-Risk

Named Executive Officer		Conservatorship Scorecard	Corporate Scorecard / Individual
Michael T. Hutchins	$1,920,000	$480,600	$540,000
Christian M. Lown	1,605,000	420,525	472,500
Anil D. Hinduja	1,290,000	360,450	405,000
Heidi L. Mason	1,150,000	333,750	375,000
Written Agreements Relating to NEO Employment
We entered into agreements with each of our NEOs, in connection with their hiring, which set forth the specific initial levels of compensation, including, as applicable, Base Salary and Target TDC. The compensation of each NEO is subject to change by FHFA and the terms of the EMCP. See Executive Compensation - CD&A - Determination of 2023 Target TDC for Eligible NEOs - 2023 Target TDC for 2023 Target TDC amounts for our eligible NEOs. Other than the agreements described below, there are no remaining material provisions of any of the agreements we entered into with our NEOs in connection with their hiring as they have either been superseded by the EMCP, as described above, or the provisions are no longer effective, such as sign-on bonuses that have been paid and are no longer subject to repayment.
We entered into a memorandum agreement with Mr. DeVito in connection with his hiring as our CEO. Consistent with the Equity in Government Compensation Act of 2015, the agreement provides for direct compensation consisting solely of Base Salary at the rate of $600,000 per year. In addition, the agreement provides that Mr. DeVito is eligible to participate in all employee benefit plans offered to Freddie Mac’s other executive officers. See Executive Compensation - CD&A - CEO Compensation for more information. In connection with Mr. DeVito's appointment as our CEO, he was offered relocation benefits to reimburse him for his costs associated with relocating to the Washington, D.C., area. Those relocation benefits are no longer subject to repayment.
We entered into a letter agreement with Mr. Lown in connection with his employment as our EVP & CFO. The terms of Mr. Lown's agreement provided him with an annual Target TDC opportunity of $3,000,000, consisting of Base Salary of $600,000, Fixed Deferred Salary of $1,500,000, and At-Risk Deferred Salary of $900,000, as well as the opportunity to participate in all employee benefit plans offered to our executive officers pursuant to the terms of those plans, and certain relocation benefits (which are no longer subject to repayment). The letter agreement with Mr. Lown also provided for a cash sign-on award of $1,275,000 in recognition of forfeited compensation at his previous employer, payable in three installments: $475,000 was paid in February 2021; $475,000 was paid in February 2022; and $325,000 was paid in February 2023.
In connection with Ms. Mason’s appointment as our EVP & General Counsel in 2022, she was offered an annual Target TDC opportunity of $2,343,600, consisting of Base Salary of $600,000, Fixed Deferred Salary of $1,040,520, and At-Risk Deferred Salary of $703,080, as well as the opportunity to participate in all employee benefit plans offered to our executive officers pursuant to the terms of those plans, and certain relocation benefits to reimburse her for her costs associated with relocating to the Washington, D.C., area. These relocation benefits are subject to repayment if, within two years of receiving them, Ms. Mason terminates her employment with us for any reason or Freddie Mac terminates her employment due to the occurrence of any of the Forfeiture Events described in the Recapture and Forfeiture Agreement.

We have also entered into restrictive covenant and confidentiality agreements with each of our NEOs. The non-competition and non-solicitation provisions included in the restrictive covenant and confidentiality agreements are described in Executive Compensation - CD&A - Written Agreements Relating to NEO Employment - Restrictive Covenant and Confidentiality Agreements.
The NEOs are not currently entitled to severance benefits upon any type of termination event. For additional information on compensation and benefits payable in the event of a termination of employment, see Executive Compensation - 2023 Compensation Information for NEOs - Potential Payments Upon Termination of Employment.

FREDDIE MAC | 2023 Form 10-K	250

Executive Compensation	Compensation Discussion and Analysis
Restrictive Covenant and Confidentiality Agreements

Each of our NEOs is subject to a restrictive covenant and confidentiality agreement with us. Each agreement provides that the NEO will not seek or accept employment with designated competitors that involves performing similar duties for twelve months immediately following termination of employment, regardless of whether the NEO's employment is terminated by the NEO, by us, or by mutual agreement. During this period, each NEO agrees not to solicit or recruit any of our managerial employees. The agreements also provide for the confidentiality of information that constitutes trade secrets or proprietary or other confidential information. In addition, the restrictive covenant and confidentiality agreement provides in some circumstances for a six-month “cooling off” period after a separation from employment, during which the NEO will be prohibited from participating directly or indirectly in a transaction involving Freddie Mac.

FREDDIE MAC | 2023 Form 10-K	251

Executive Compensation	Compensation Discussion and Analysis
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
Because the company is not currently listed on the NYSE or any other national securities exchange, we are not required to comply with the requirements of Rule 10D-1 of the Exchange Act and Section 303A.14 of the NYSE Listed Company Manual or other similar rule (the "Clawback Rules") and the terms of the Recapture and Forfeiture Agreement differ in certain respects from the requirements of the Clawback Rules.
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

FREDDIE MAC | 2023 Form 10-K	252

Executive Compensation	Compensation Discussion and Analysis
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

FREDDIE MAC | 2023 Form 10-K	253

Executive Compensation	Compensation Discussion and Analysis
For additional information regarding these benefits, see Executive Compensation - 2023 Compensation Information for NEOs - Nonqualified Deferred Compensation.
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

FREDDIE MAC | 2023 Form 10-K	254

Executive Compensation	Compensation Discussion and Analysis
Agreements Related to NEO Employment - Recapture and Forfeiture Agreement for a description of the compensation forfeiture and recoupment provisions we have implemented pursuant to this FHFA directive;
●    May target between the 25th and 50th percentiles of the market compensation when recommending compensation to be provided to any senior officers, unless FHFA has granted an exception;
● Implement the Comparator Group and benchmarking approach as described in Comparator Group Companies; and
● Effective for 2024 compensation, utilize a new Comparator Group and benchmarking approach.

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

FREDDIE MAC | 2023 Form 10-K	255

Executive Compensation	Compensation Discussion and Analysis
Compensation and Human Capital Committee Report
The CHC Committee has reviewed and discussed the CD&A with management and, based on such review and discussion, has recommended to the Board of Directors that the CD&A be included in this Form 10-K.
This report is respectfully submitted by the members of the CHC Committee.

Lance F. Drummond, Chair
Mark H. Bloom
Aleem Gillani
Christopher E. Herbert
Grace A. Huebscher
Alberto G. Musalem

FREDDIE MAC | 2023 Form 10-K	256

Executive Compensation	Compensation and Risk
COMPENSATION AND RISK
Our management conducted an assessment of our compensation policies and practices that apply to employees at all levels, including those participating in the EMCP. The assessment took into account:
■    The types of compensation offered (including fixed, variable/incentive, and deferred);
■    Eligibility for participation in compensation programs;
■    Compensation program design and governance;
■    The process for establishing performance objectives;
■    Processes and program approvals for our compensation programs; and
■     A risk assessment provided by the CHC Committee’s independent compensation consultant.
The assessment and risk performance was discussed with the CHC Committee in January 2024. Management's conclusion, with which the CHC Committee concurred, is that the company's compensation programs and practices do not encourage unnecessary or excessive risk behaviors in pursuit of Corporate or Conservatorship Scorecard objectives or otherwise, and the programs and practices would not be reasonably likely to have a material adverse effect on Freddie Mac.

FREDDIE MAC | 2023 Form 10-K	257

Executive Compensation	CEO Pay Ratio

CEO PAY RATIO
SEC rules require annual disclosure of the ratio of a company's CEO's total annual compensation to that of its median employee. For 2023, we used the 2023 median employee who we identified as of December 31, 2023, using payroll data as reported on Form W-2, Box 5 and annualizing it for individuals who had not worked the full year. Except as noted below, we calculated that employee's total annual compensation for 2023 using the same method required for calculating total annual compensation for our CEO (and other NEOs) for purposes of Table 67 - Summary Compensation Table.
The table below sets forth the total annual compensation for our CEO and median employee and the ratio between the two.
Table 65 - CEO Pay Ratio

	CEO Pay Ratio
Employee	Total Compensation	Ratio
Michael J. DeVito (CEO)	$651,000	3.9 to 1
Median Employee	$168,105(1)
(1)    Reflects actual 2023 total compensation for the median employee except for estimated incentive compensation payment because, as of the filing of this Form 10-K, we have not concluded our performance year 2023 compensation planning process for employees other than our NEOs. This estimate includes the projected incentive payout for individuals with similar performance ratings.
Given the different methodologies that companies may use to determine their CEO pay ratio, the ratio reported above should not be used as a basis for comparison between companies.

FREDDIE MAC | 2023 Form 10-K	258

Executive Compensation	2023 Compensation Information for NEOs

2023 COMPENSATION INFORMATION FOR NEOs
The following sections set forth compensation information for our NEOs: Mr. DeVito (who has served as CEO since June 1, 2021); Mr. Lown (who has served as our CFO since June 15, 2020); and the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2023.
Summary Compensation Table
Table 66 - Compensation Summary

		Salary		Bonus(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Named Executive Officer	Year	Earned During Year(1)	Deferred(2)
Michael J. DeVito	2023	$600,000	—	—	—	$51,000	$651,000
CEO	2022	600,000	—	—	—	31,385	631,385
	2021	355,385	—	—	—	87,647	443,032

Michael T. Hutchins	2023	600,000	1,920,000	—	1,068,874	147,408	3,736,282
President	2022	600,000	1,920,000	—	1,053,372	105,744	3,679,116
	2021	600,000	1,675,000	—	936,468	102,838	3,314,306

Christian M. Lown	2023	600,000	1,605,000	325,000	935,265	139,958	3,605,223
EVP & CFO	2022	600,000	1,500,000	475,000	889,957	104,925	3,569,882
	2021	600,000	1,500,000	475,000	864,864	116,682	3,556,546

Anil D. Hinduja	2023	600,000	1,290,000		801,656	132,509	2,824,165
EVP - CRO	2022	600,000	1,220,000		760,769	104,379	2,685,148
	2021	600,000	1,220,000	—	749,174	102,610	2,671,784

Heidi L. Mason	2023	600,000	1,150,000		742,274	136,105	2,628,379
EVP & General Counsel

(1)Amounts shown in this sub-column consist of base salary paid during the year on a bi-weekly basis.
(2)Amounts shown reflect Fixed Deferred Salary earned during the year. The interest rate for Fixed Deferred Salary earned during 2023, 2022, and 2021 was 2.365%, 0.195%, and 0.05%, respectively, which is equal to 50% of the one-year Treasury Bill rate as of December 31 of the applicable prior year. Fixed Deferred Salary earned during each quarter is paid in cash on the last pay date of the corresponding quarter in the following year, along with accrued interest. Interest on Fixed Deferred Salary earned during 2023, 2022, and 2021 is included in All Other Compensation.
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
(4)Amounts shown reflect At-Risk Deferred Salary earned during each year, as well as interest on that At-Risk Deferred Salary. The interest rate for At-Risk Deferred Salary earned during 2023, 2022, and 2021 was the same as noted for the interest rate for the Fixed Deferred Salary. Except in the case of Mr. Lown, At-Risk Deferred Salary earned during each quarter of 2021 was paid in cash on the last pay date of the corresponding quarter in 2022. Except in the case of Mr. Lown, for At-Risk Deferred Salary earned during each quarter of 2022, one-half was paid in cash on the last pay date of the corresponding quarter in 2023, and the remaining one-half will be paid on the last pay date of 2024. For Mr. Lown, At-Risk Deferred Salary earned during each quarter of 2021 and 2022 will be paid in cash on the last pay date of the corresponding quarter in the second calendar year following the quarter in which the amount was earned. At-Risk Salary earned during each quarter of 2023 will be paid in cash on the last pay date of the corresponding quarter in 2025. See Executive Compensation - CD&A - Determination of 2023 At-Risk Deferred Salary and Executive Compensation - CD&A - EMCP Overview.
(5)Amounts for 2023 reflect: (1) contributions made under our tax-qualified Thrift/401(k) Plan for plan year 2023; (2) accruals earned pursuant to the SERP Benefit for plan year 2023; (3) interest on Fixed Deferred Salary earned during 2023; and (4) reimbursement of certain relocation expenses incurred by Ms. Mason, as described below. The amounts for 2023 are as follows:

Named Executive Officer	Thrift/401(k) Plan Contributions	SERP Benefit Accruals	Interest on Fixed Deferred Salary	Other
Michael J. DeVito	$28,050	$22,950	$—	$—
Michael T. Hutchins	28,050	73,950	45,408	—
Christian M. Lown	28,050	73,950	37,958	—
Anil D. Hinduja	28,050	73,950	30,509	—
Heidi L. Mason	22,512	63,796	27,198	22,600

FREDDIE MAC | 2023 Form 10-K	259

Executive Compensation	2023 Compensation Information for NEOs

Employer contributions to the Thrift/401(k) Plan are generally available on the same terms to all our employees. After the first year of employment, we match up to 6% of eligible compensation at 100% of the employee's contributions. Also, after their first year of employment, employees receive an additional employer contribution to our Thrift/401(k) Plan equal to 2.5% of compensation earned in the prior year. Employee contributions, our matching contributions, and the 2.5% employer contribution are invested in accordance with the employee's investment elections and are immediately vested. For additional information regarding the SERP Benefit, see Executive Compensation - 2023 Compensation Information for NEOs - Nonqualified Deferred Compensation.
Perquisites are valued at their aggregate incremental cost to us. During the years reported, the aggregate value of perquisites received by any NEO was less than $10,000, except for Ms. Mason, who, in 2023, was reimbursed $22,600 for relocation expenses. Therefore, in accordance with SEC rules, amounts shown under "All Other Compensation" do not include perquisites, other than for Ms. Mason.
(6)Pursuant to SEC reporting requirements, because Ms. Mason first became an NEO in 2023, information for 2022 and 2021 is not required to be disclosed.
Grants of Plan-Based Awards
The following table contains information concerning grants of plan-based awards to each of the NEOs during 2023. The Purchase Agreement prohibits us from issuing equity securities without Treasury's prior written consent. No stock awards were granted during 2023. For a description of the performance and other measures used to determine payouts, see Executive Compensation - CD&A - Elements of Target Total Direct Compensation - Determination of 2023 Target TDC for NEOs - Determination of 2023 At-Risk Deferred Salary - 2023 Deferred Salary.
Table 67 - Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)
Named Executive Officer(1)	At-Risk Deferred Salary Award	Threshold	Target/Maximum

Michael T. Hutchins	Conservatorship Scorecard	—	$540,000
	Corporate Scorecard/Individual	—	540,000
	Total	—	1,080,000

Christian M. Lown	Conservatorship Scorecard	—	472,500
	Corporate Scorecard/Individual	—	472,500
	Total	—	945,000

Anil D. Hinduja	Conservatorship Scorecard	—	405,000
	Corporate Scorecard/Individual	—	405,000
	Total	—	810,000

Heidi L. Mason	Conservatorship Scorecard	—	375,000
	Corporate Scorecard/Individual	—	375,000
	Total	—	750,000

(1)Mr. DeVito was not eligible to receive Deferred Salary in 2023, and therefore is not included in this table.
(2)The amounts reported reflect At-Risk Deferred Salary granted in 2023 which is subject to reduction based on: (1) corporate performance against the Conservatorship Scorecard; and (2) the company's performance against the Corporate Scorecard goals and an officer's individual performance. The amount of At-Risk Deferred Salary actually earned can range from 0% of target (reported in the Threshold column) to a maximum of 100% of target (reported in the Target/Maximum column). Actual At-Risk Deferred Salary amounts earned during 2023 are reported in the Non-Equity Incentive Plan Compensation column of Table 67 - Summary Compensation Table.
Outstanding Equity Awards at Fiscal Year-End
None of the NEOs had unexercised options or unvested RSUs as of December 31, 2023.
Option Exercises and Stock Vested
None of the NEOs exercised options or had RSUs vest during 2023.
Pension Benefits
No Pension Benefits table is presented here as the Pension Plan termination was completed in 2015. For additional information, see Executive Compensation - CD&A - Other Executive Compensation Considerations.

FREDDIE MAC | 2023 Form 10-K	260

Executive Compensation	2023 Compensation Information for NEOs

Nonqualified Deferred Compensation
Nonqualified deferred compensation for the NEOs consists of the SERP Benefit. The SERP is an unfunded, nonqualified defined contribution plan designed to provide participants with the full amount of benefits to which they would have been entitled under the Thrift/401(k) Plan if the plan was not subject to certain dollar limits under the Internal Revenue Code.
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
To be eligible for the SERP Benefit, the NEO must be eligible for matching contributions and the 2.5% contribution under the Thrift/401(k) Plan for part of the year, as discussed in Footnote 5 to Table 66 - Summary Compensation Table. In addition, to be eligible for the portion of the SERP Benefit attributable to employer matching contributions, the NEO must contribute the maximum amount permitted under the terms of the Thrift/401(k) Plan on either a pre- or post-tax basis.
Participants are credited with earnings or losses in their SERP Benefit account based upon each participant's individual direction of the investment of such notional amounts among the virtual investment funds available under the SERP, which are the same as the investment options available under the Thrift/401(k) Plan. The SERP Benefit is generally distributed in a lump sum 90 days after the end of the calendar year in which a separation from service occurs. A six-month delay in the commencement of distributions on account of a separation from service applies to key employees, in accordance with Internal Revenue Code Section 409A. If the NEO dies, the vested SERP Benefit is paid in the form of a lump sum within 90 days of death.
The following table shows the contributions, earnings, withdrawals and distributions, and accumulated balances under the SERP Benefit for each NEO:
Table 68 - SERP Benefit

Named Executive Officer	Executive Contribution in 2023(1)	Freddie Mac Accruals in 2023(2)	Aggregate Earnings in 2023(3)	Aggregate Withdrawals/Distributions	Balance at December 31, 2023(4)
Michael J. DeVito	$—	$22,950	$1,151	$—	$43,537
Michael T. Hutchins	—	73,950	152,172	—	910,760
Christian M. Lown	—	73,950	42,342	—	231,166
Anil D. Hinduja	—	73,950	138,609	—	782,223
Heidi L. Mason	—	63,796	831	—	64,627
(1)The SERP does not allow for employee contributions.
(2)Amounts reported reflect accruals under the SERP during 2023, including the 2.5% contribution accruals which will be allocated to NEO accounts in 2024. These amounts are also reported in the "All Other Compensation" column in Table 66 - Summary Compensation Table.
(3)Amounts reported represent the total interest and other earnings credited to each NEO under the SERP Benefit.
(4)Amounts reported reflect the accumulated balance under the SERP Benefit for each NEO and include the plan year 2023 accruals noted in footnote 2 above. All NEOs are fully vested in their SERP. The following 2022 SERP Benefit accrual amounts were reported in the "All Other Compensation" column in the 2022 Summary Compensation Table as compensation for each NEO for whom accruals were made during 2022: Mr. DeVito: $19,306, Mr. Hutchins: $76,075, Mr. Hinduja: $76,075, Mr. Lown: $76,075. See our Annual Report on Form 10-K filed on February 22, 2023.
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

FREDDIE MAC | 2023 Form 10-K	261

Executive Compensation	2023 Compensation Information for NEOs

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
The table below describes the compensation and benefits that would have been payable to each NEO had the officer terminated their employment under various circumstances as of December 31, 2023.
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
The table below does not include vested balances in the SERP. All NEOs are fully vested in their account balances. Amounts shown in the table also do not include certain items available to all employees generally upon a termination event.
The table below also does not include stock options or RSUs, as there were no outstanding stock options or RSUs held by NEOs as of December 31, 2023.

FREDDIE MAC | 2023 Form 10-K	262

Executive Compensation	2023 Compensation Information for NEOs

Table 69 - Compensation and Benefits if NEO Terminated Employment as of December 31, 2023

Named Executive Officer(1)	Death	Disability	Retirement(2)	All Other Not For Cause Terminations(3)

Michael T. Hutchins
Pay Component
2023 Fixed Deferred Salary	$1,920,000	$1,920,000	$1,920,000
2023 At-Risk Deferred Salary(4)	1,080,000	1,080,000	1,020,600
2023 Interest on Deferred Salary(6)	44,344	96,492	93,682
2022 At-Risk Deferred Salary(5)	525,150	525,150	525,150
2022 Interest on Deferred Salary(6)	1,664	2,048	2,048
Total	$3,571,158	$3,623,690	$3,561,480

Christian M. Lown
Pay Component
2023 Fixed Deferred Salary	$1,605,000	$1,605,000		$1,187,700
2023 At-Risk Deferred Salary(4)	945,000	945,000		893,025
2023 Interest on Deferred Salary(6)	37,692	82,657		70,329
2022 At-Risk Deferred Salary(5)	886,500	886,500		886,500
2022 Interest on Deferred Salary(6)	2,809	3,457		3,457
Total	$3,477,001	$3,522,614		$3,041,011

Anil D. Hinduja
Pay Component
2023 Fixed Deferred Salary	$1,290,000	$1,290,000		$954,600
2023 At-Risk Deferred Salary(4)	810,000	810,000		765,450
2023 Interest on Deferred Salary(6)	31,041	68,822		58,782
2022 At-Risk Deferred Salary(5)	379,275	379,275		379,275
2022 Interest on Deferred Salary(6)	1,202	1,479		1,479
Total	$2,511,518	$2,549,576		$2,159,586

Heidi L. Mason
Pay Component
2023 Fixed Deferred Salary	$1,150,000	$1,150,000		$851,000
2023 At-Risk Deferred Salary(4)	750,000	750,000		708,750
2023 Interest on Deferred Salary(6)	28,084	62,673		53,650
2022 At-Risk Deferred Salary(5)	560,291	560,291		560,291
2022 Interest on Deferred Salary(6)	1,685	2,185		2,185
Total	$2,490,060	$2,525,149		$2,175,876
(1)Mr. DeVito is excluded from this table because he was not eligible for any additional compensation in connection with a termination of employment.
(2)Mr. Hutchins is the only retirement-eligible NEO under the EMCP.
(3)All Other Not For Cause Terminations refer to (1) voluntary terminations other than for retirement; or (2) involuntary terminations other than for cause. No amount is shown for Mr. Hutchins because he is retirement eligible. In accordance with early termination provisions in the EMCP, the amounts disclosed for Fixed Deferred Salary for all other NEOs have been reduced by 26% to reflect a December 31, 2023 termination event.
(4)The amounts reported for 2023 At-Risk Deferred Salary in the Retirement and All Other Not For Cause Terminations columns reflect both the funding level determined by FHFA with respect to performance against the 2023 Conservatorship Scorecard and the assessment of 2023 corporate performance approved by the CHC Committee and FHFA. In cases of death or disability, the process for determining funding level is waived if the funding level has not been determined at the date of termination.
(5)The amounts reported for 2022 At-Risk Deferred Salary for all termination scenarios reflect both the funding level determined by FHFA with respect to performance against the 2022 Conservatorship Scorecard and the assessment of 2022 corporate performance approved by the CHC Committee and FHFA. These amounts reflect amounts earned in 2022 that, pursuant to the EMCP, will be paid in 2024.

FREDDIE MAC | 2023 Form 10-K	263

Executive Compensation	2023 Compensation Information for NEOs

(6)Interest on Deferred Salary is accrued and paid in accordance with the terms of the EMCP. The amount of interest in the Death column assumes that payment occurs on the 90th day following the date of death, which is assumed to be December 31, 2023. The interest on At-Risk Deferred Salary in the case of disability and all other not for cause terminations is calculated for two years based on the two-year deferral period in accordance with the EMCP (refer to the Elements of Target TDC section).

FREDDIE MAC | 2023 Form 10-K	264

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP
Our only class of voting stock is our common stock. Upon its appointment as Conservator, FHFA immediately succeeded to the voting rights of holders of our common stock. The following tables show the beneficial ownership of our common stock as of February 14, 2024, by our directors, our NEOs, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the ownership percentage of that person. As of February 14, 2024, each director and NEO, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. We ceased paying our executive officers and directors stock-based compensation when we entered conservatorship. In addition, the Purchase Agreement prohibits us from issuing any of our equity securities, including as compensation to our directors and executive officers, without the prior written consent of Treasury, and no equity securities, other than the senior preferred stock issued to Treasury, have been issued since we entered conservatorship. In addition, company policy prohibits directors and executive officers from engaging in transactions involving our equity securities, except selling company securities owned prior to the implementation of the policy. See Executive Compensation - CD&A - Other Executive Compensation Considerations - Stock Ownership, Hedging, and Pledging Policies for additional information. Unless otherwise noted, the information presented below is based on information provided to us by the individuals or entities specified in the table.
Stock Ownership By Directors and Executive Officers
Table 70 - Stock Ownership by Directors and Executive Officers

Directors and Named Executive Officers	Position	Common Stock Beneficially Owned Excluding Stock Options(1)	Stock Options Exercisable Within 60 Days of Feb. 14, 2024	Total Common Stock Beneficially Owned
Mark H. Bloom	Director	—	—	—
Kathleen L. Casey	Director	—	—	—
Kevin G. Chavers	Director	—	—	—
Lance F. Drummond	Director	—	—	—
Aleem Gillani	Director	—	—	—
Mark B. Grier	Director	—	—	—
Luke S. Hayden	Director	—	—	—
Christopher E. Herbert	Director	—	—	—
Grace A. Huebscher	Director	—	—	—
Sara Mathew	Director	—	—	—
Allan P. Merrill	Director	—	—	—
Alberto G. Musalem	Director	—	—	—
Michael J. DeVito	CEO & Director	—	—	—
Michael T. Hutchins	President	—	—	—
Christian M. Lown	EVP & CFO	—	—	—
Anil D. Hinduja	EVP - CRO	—	—	—
Heidi L. Mason	EVP & General Counsel	—	—	—
All directors and executive officers as a group (23 persons)		904	—	904(2)
(1)Includes shares of stock beneficially owned as of February 14, 2024.
(2)Represents shares of stock beneficially owned prior to the company's entry into conservatorship.

FREDDIE MAC | 2023 Form 10-K	265

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership by Greater-Than 5% Holders
Table 71 - Stock Ownership by Greater-Than 5% Holders

5% Holders(1)	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable(2)	79.9%
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
We have no shares of common stock available for issuance upon the exercise of options, warrants, and rights under our existing equity compensation plans as of December 31, 2023. Prior to conservatorship, stockholders approved the Employee Stock Purchase Plan, the 2004 Stock Compensation Plan, the 1995 Stock Compensation Plan (together, the "Employee Plans"), and the 1995 Directors' Stock Compensation Plan (the "Directors' Plan"). The authorizations to issue shares of common stock under the Employee Plans and Directors' Plan have expired pursuant to their respective terms. Therefore, we are not providing an Equity Compensation Table.

FREDDIE MAC | 2023 Form 10-K	266

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
TRANSACTIONS WITH 5% SHAREHOLDERS
In connection with our entry into conservatorship, we issued the Warrant to Treasury to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis. There have been a number of transactions between us and Treasury since the beginning of 2023, as discussed in MD&A - Consolidated Results of Operations, MD&A - Liquidity and Capital Resources, MD&A - Conservatorship and Related Matters, MD&A - Regulation and Supervision, Note 2, Note 8, and Note 11.
FHFA, as Conservator, approved the Purchase Agreement. The remaining transactions described in the sections referenced above did not require review and approval under any of our policies and procedures relating to transactions with related persons.
TRANSACTIONS WITH INSTITUTIONS RELATED TO EXECUTIVE OFFICERS
Mr. Lown’s brother, Jeffrey Lown, serves as the CEO and President of Cherry Hill Mortgage Investment Corporation (“Cherry Hill”) and serves as the President and a director of one of Cherry Hill’s subsidiaries, Aurora Financial Group Inc. (“Aurora”). Aurora is a single-family servicer servicing approximately 33,000 loans with a UPB of $7.4 billion as of December 31, 2023. These transactions are conducted in the ordinary course and on an arm's length basis.

FREDDIE MAC | 2023 Form 10-K	267

Certain Relationships and Related Transactions
CONSERVATORSHIP AGREEMENTS
Treasury, FHFA, and the Federal Reserve have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See MD&A - Conservatorship and Related Matters and Note 2.

FREDDIE MAC | 2023 Form 10-K	268

Principal Accounting Fees and Services
Principal Accounting Fees and Services
DESCRIPTION OF FEES
PricewaterhouseCoopers LLP has served as our independent public accountants since 2002. The following is a description of fees billed to us by PricewaterhouseCoopers LLP during 2023 and 2022.
Auditor Fees(1)
Table 72 - Auditor Fees

(In thousands)	2023	2022
Audit Fees(2)	$22,699	$20,649
Audit-Related Fees(3)	5,524	6,381
Tax Fees(4)	1,473	1,844
All Other Fees(5)	1	55
Total	$29,697	$28,929
(1)These fees represent amounts billed (including reimbursable expenses within the designated year).
(2)Audit fees include fees in connection with quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements.
(3)Audit-related fees include: (1) fees for the performance of certain agreed-upon procedures regarding aspects of compliance with the Purchase Agreement covenants; (2) attestation-related services on debt offerings; (3) compliance evaluation of the minimum servicing standards as set forth in the Uniform Single Attestation Program for Mortgage Bankers; (4) fees related to accounting policy consultations; (5) fees for the performance of certain agreed-upon procedures related to our risk transfer and structured transactions, pursuant to engagement letters with the company, including where the fees are billed to and paid by unconsolidated trusts created in connection with such transactions; and (6) fees related to certain wire system and sustainability reporting attestations.
(4)The tax fees related to non-audit tax compliance and consulting services arising from certain tax credits and advice and recommendations related to tax planning and reporting matters.
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

FREDDIE MAC | 2023 Form 10-K	269

Principal Accounting Fees and Services
company's independent auditor with fees totaling up to a maximum of $250,000 per quarter, with reporting of any such approval decisions to the Audit Committee at its next scheduled meeting. The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed by our independent public accounting firm in 2023 and 2022.
The Audit Committee appoints the independent public accounting firm on an annual basis. In connection with applicable partner rotation requirements, the Audit Committee and its Chair are involved in considering the selection of the independent registered public accounting firm’s new lead partner. In evaluating the performance of the independent public accounting firm, the Audit Committee considers a number of factors, including the following:
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

FREDDIE MAC | 2023 Form 10-K	270

Exhibits and Financial Statement Schedules
Exhibits and Financial Statement Schedules
    (a) Documents filed as part of this report:
        (1) Consolidated Financial Statements
The consolidated financial statements required to be filed in this Form 10-K are included in Financial Statements and Supplementary Data.
        (2) Financial Statement Schedules
            None.
        (3) Exhibits
An Exhibit Index has been filed as part of this Form 10-K beginning on page 280.

FREDDIE MAC | 2023 Form 10-K	271

Glossary
Glossary
This Glossary includes acronyms and defined terms that are used throughout this report.
■    ACIS - Agency Credit Insurance Structure - Transactions in which we purchase insurance policies that provide credit protection for certain specified credit events on the mortgage loans in the related reference pools, or provide front-end credit risk transfer as loans come into the portfolio. Under each of these insurance policies, we pay monthly premiums that are determined based on the outstanding balance of the reference pool. When specific credit events occur, we generally receive compensation from the insurance policy up to an aggregate limit based on actual losses.
■    Administration - Executive branch of the U.S. government and its agencies, including but not limited to FHFA and Treasury.
■    Agency securities - Generally refers to mortgage-related securities issued or guaranteed by the GSEs or government agencies.
■    AI/ML - Artificial Intelligence/Machine Learning.
■    AMI - Area Median Income.
■    AOCI - Accumulated other comprehensive income (loss), net of taxes.
■    ARM - Adjustable-rate mortgage - A mortgage loan with an interest rate that adjusts periodically over the life of the loan based on changes in a benchmark index.
■    ARRC - Alternative Reference Rates Committee - A group of private-market participants convened by the Federal Reserve Board and the New York Fed to help ensure a successful transition from U.S. Dollar LIBOR to a more robust reference rate, SOFR.
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
■    CHC Committee - The Compensation and Human Capital Committee of the Board of Directors.
■    CMBS - Commercial mortgage-backed security - A security backed by loans on commercial property (often including multifamily rental properties) as opposed to one-to-four family residential real estate.
■    CMC - Capital Management Council.
■    CMOs - Collateralized Mortgage Obligations.
■    CODM - Chief Operating Decision Maker.
■    Comprehensive income - Consists of net income plus other comprehensive income (loss).

FREDDIE MAC | 2023 Form 10-K	272

Glossary
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
■    Credit score - Credit score data is based on FICO scores, a credit scoring system developed by Fair Isaac Corporation. FICO scores are currently the most commonly used credit scores. FICO scores are ranked on a scale of approximately 300 to 850 points with a higher value indicating a lower likelihood of credit default.
● Original credit score - The credit score of the borrower at the time of loan origination or our purchase.
● Current credit score - The credit score of the borrower as of the first month of the most recent quarter.
■    CRO - Chief Risk Officer.
■    CSS - Common Securitization Solutions, LLC.
■    CSS Board - Board of Managers of CSS.
■    CSP - Common Securitization Platform.
■    Current LTV Ratio or CLTV - The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographic area since that time irrespective of the type of features of the specific property relative to other properties in that same geographic area. Changes in market value of single-family properties are derived from our internal index, which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family loan acquisitions. Estimates of the current LTV ratio exclude any secondary financing by third parties.
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

FREDDIE MAC | 2023 Form 10-K	273

Glossary
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
■    EO&T - Enterprise Operations & Technology Division.
■    ERCF - Enterprise Regulatory Capital Framework - Final rule adopted by FHFA in 2020 that establishes a new regulatory capital framework for Freddie Mac and Fannie Mae.
■    ERM - Enterprise Risk Management.
■    ERM Program - Freddie Mac's enterprise risk management program.
■    ESG - Environmental, Social, and Governance.
■    EVP - Executive Vice President.
■    Exchange Act - Securities Exchange Act of 1934, as amended.
■    Fannie Mae - Federal National Mortgage Association.
■    FASB - Financial Accounting Standards Board.
■    FDIC - Federal Deposit Insurance Corporation.
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
■    Fitch - Fitch Ratings Limited.
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
■    Front-end coverage - Applies to transactions in which the credit risk transfer occurs prior to, or simultaneously with, our purchase or guarantee of the loan.
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

FREDDIE MAC | 2023 Form 10-K	274

Glossary
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
■    Guide - The Single-Family Seller/Servicer Guide consists of Freddie Mac's requirements relating to the purchase, sale, and servicing of single-family mortgages.
■    Guidelines - Corporate Governance Guidelines, as revised.
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
■    MBS - Mortgage-backed security.
■    MBSD/FICC - Mortgage-Backed Securities Division of the Fixed Income Clearing Corporation.
■    MCIP - Multifamily Credit Insurance Pool.
■    MD&A - Management's Discussion and Analysis of Financial Condition and Results of Operations.

FREDDIE MAC | 2023 Form 10-K	275

Glossary
■    Moody's - Moody's Investor Service.
■    Mortgage assets - Refers to both loans and mortgage-related securities we hold in our mortgage-related investments portfolio.
■    MSA - Metropolitan Statistical Area.
■    Multifamily loan - A loan secured by a property with five or more residential rental units or by a manufactured housing community.
■    Multifamily PC - A fully guaranteed securitization product in which Freddie Mac retains the credit risk of the underlying mortgage loan.
■    Multifamily new business activity - Represents loan purchases, issuances of other mortgage-related guarantees, and issuances of other securitization products for which we have not previously purchased the underlying loans.
■    NCUSIF - National Credit Union Share Insurance Fund.
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
■    Optigo® - Freddie Mac's Multifamily lender network and loan offerings.
■    Original LTV ratio - A credit measure for loans, calculated as the UPB of the loan divided by the value of the property at the time of loan origination.
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
■    Pension Plan - The Federal Home Loan Mortgage Corporation Employees' Pension Plan.
■    PLBA - Prescribed leverage buffer amount.
■    PMMS - Primary Mortgage Market Survey.

FREDDIE MAC | 2023 Form 10-K	276

Glossary
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
■    Risk Framework - Enterprise risk framework.
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

FREDDIE MAC | 2023 Form 10-K	277

Glossary
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
■    When-Issued K-Deal (WI K-Deal) Certificates - Guaranteed certificates initially backed by cash until a future K Certificate is delivered.
■    Workforce housing - Multifamily housing that is affordable to the majority of low to middle income households.
■    Workout, or loan workout - A workout is either a home retention action, which is either a loan modification, repayment

FREDDIE MAC | 2023 Form 10-K	278

Glossary
plan, payment deferral plan, or forbearance plan, or a foreclosure alternative, which is either a short sale or a deed in lieu of foreclosure.
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

FREDDIE MAC | 2023 Form 10-K	279

Exhibit Index
Exhibit Index

Exhibit	Description*

3.1
Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2018)

3.2
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 2, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2023)

4.1
Eighth Amended and Restated Certificate of Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Voting Common Stock (no par value per share) dated September 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

4.2
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated April 23, 1996 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.3
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 27, 1997 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.4
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.5
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 23, 1998 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.6
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 29, 1998 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.7
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.3% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 28, 1998 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.8
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 19, 1999 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.9
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.79% Non-Cumulative Preferred Stock (par value $1.00 per share), dated July 21, 1999 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

4.10
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated November 5, 1999 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

FREDDIE MAC | 2023 Form 10-K	280

Exhibit Index

Exhibit	Description*

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

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.

FREDDIE MAC | 2023 Form 10-K	281

Exhibit Index

Exhibit	Description*

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

4.31
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 22, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 3, 2023)

10.1
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2010)†

10.3
Second Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2011)†

10.4
Third Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2012)†

10.5
Fourth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2013)†

10.6
Fifth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2013)†

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2023 Form 10-K	282

Exhibit Index

Exhibit	Description*

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

10.19	Memorandum Agreement, dated May 4, 2021, between Freddie Mac and Michael J. DeVito (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2021)†

10.20	Memorandum Agreement, dated May 22, 2020, between Freddie Mac and Christian M. Lown (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2020)†

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2023 Form 10-K	283

Exhibit Index

Exhibit	Description*

10.21	Description of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008)†

10.22
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

10.24	PC Master Trust Agreement, dated July 30, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 8, 2022)

10.25	UMBS and MBS Master Trust Agreement, dated July 30, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2022)

10.26
Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008)

10.27
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

10.28
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

10.29
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

10.30
Letter Agreement dated December 21, 2017 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 21, 2017)

10.31
Letter Agreement dated September 27, 2019 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2019)

10.32
Letter Agreement dated January 14, 2021 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 19, 2021)

10.33
Letter Agreement dated September 14, 2021 between the United States Department of the Treasury and the Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its Conservator (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 20, 2021)

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2023 Form 10-K	284

Exhibit Index

Exhibit	Description*
10.34	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

10.35
Fourth Amended and Restated Limited Liability Company Agreement to Common Securitization Solutions, LLC, dated as of January 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 28, 2022)

10.36	Memorandum Agreement, dated February 3, 2022, between Freddie Mac and Heidi L. Mason†

10.37	Form of Senior Executive Relocation Repayment Agreement†

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file number for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K is 001-34139.
†	This exhibit is a management contract or compensatory plan, contract, or arrangement.

FREDDIE MAC | 2023 Form 10-K	285

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael J. DeVito
Michael J. DeVito
Chief Executive Officer
Date: February 14, 2024

FREDDIE MAC | 2023 Form 10-K	286

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/ Sara Mathew*		Non-Executive Chair of the Board	February 14, 2024
Sara Mathew

/s/ Michael J. DeVito		Chief Executive Officer and Director	February 14, 2024
Michael J. DeVito		(Principal Executive Officer)

/s/ Christian M. Lown		Executive Vice President and Chief Financial Officer	February 14, 2024
Christian M. Lown		(Principal Financial Officer)

/s/ Donald F. Kish		Senior Vice President — Corporate Controller and	February 14, 2024
Donald F. Kish		Principal Accounting Officer (Principal Accounting Officer)

/s/ Mark H. Bloom*		Director	February 14, 2024
Mark H. Bloom

/s/ Kathleen L. Casey*		Director	February 14, 2024
Kathleen L. Casey

/s/ Kevin G. Chavers*		Director	February 14, 2024
Kevin G. Chavers

/s/ Launcelot F. Drummond*		Director	February 14, 2024
Launcelot F. Drummond

/s/ Aleem Gillani*		Director	February 14, 2024
Aleem Gillani

/s/ Mark B. Grier*		Director	February 14, 2024
Mark B. Grier

/s/ Luke S. Hayden*		Director	February 14, 2024
Luke S. Hayden

/s/ Christopher E. Herbert*		Director	February 14, 2024
Christopher E. Herbert

/s/ Grace A. Huebscher*		Director	February 14, 2024
Grace A. Huebscher

/s/ Allan P. Merrill*		Director	February 14, 2024
Allan P. Merrill

/s/ Alberto G. Musalem*		Director	February 14, 2024
Alberto G. Musalem

*By:	/s/	Alicia S. Myara
Alicia S. Myara
Attorney-in-Fact

FREDDIE MAC | 2023 Form 10-K	287

Index

Form 10-K Index

Item Number		Page(s)
PART I
Item 1	Business	1, 4-9, 24-35 40-44, 101-110
Item 1A	Risk Factors	112-130
Item 1B	Unresolved Staff Comments	Not Applicable
Item 1C	Cybersecurity	85-87
Item 2	Properties	9
Item 3	Legal Proceedings	131
Item 4	Mine Safety Disclosures	Not Applicable
PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	132
Item 6	Reserved	Not Applicable
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	1-5, 11-23, 36-39, 45-100, 111
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	79-84
Item 8	Financial Statements and Supplementary Data	136-216
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable
Item 9A	Controls and Procedures	88, 134-135, 217-218
Item 9B	Other Information	219
Item 9C	Disclosure Regarding Foreign Jurisdiction that Prevent Inspection	Not Applicable
PART III
Item 10	Directors, Executive Officers and Corporate Governance	49-51, 220-241
Item 11	Executive Compensation	237-238, 242-264
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	265-266
Item 13	Certain Relationships and Related Transactions, and Director Independence	229-230, 267-268
Item 14	Principal Accounting Fees and Services	269-270
PART IV
Item 15	Exhibits and Financial Statement Schedules	271, 280-285
Item 16	Form 10-K Summary	Not Applicable
Signatures		286-287

FREDDIE MAC | 2023 Form 10-K	288