Form 10-Q
period 2024-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2024-05-01
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 9, 2024, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 1Q 2024 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 1Q 2024 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and that are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the MD&A - Forward-Looking Statements section of this Form 10-Q and the Introduction and Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2023, or 2023 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the Glossary of our 2023 Annual Report.
You should read the following MD&A in conjunction with our 2023 Annual Report and our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2024 included in Financial Statements.
INTRODUCTION
Freddie Mac is a GSE chartered by Congress in 1970, with a mission to provide liquidity, stability, and affordability to the U.S. housing market. We do this primarily by purchasing single-family and multifamily residential mortgage loans originated by lenders. In most instances, we package these loans into guaranteed mortgage-related securities, which are sold in the global capital markets, and transfer interest-rate and liquidity risks to third-party investors. In addition, we transfer a portion of our mortgage credit risk exposure to third-party investors through our credit risk transfer programs, which include securities- and insurance-based offerings. We also invest in mortgage loans, mortgage-related securities, and other types of assets. We do not originate mortgage loans or lend money directly to mortgage borrowers.
We support the U.S. housing market and the overall economy by enabling America's families to access mortgage loan funding with better terms and by providing consistent liquidity to the single-family and multifamily mortgage markets. We have helped many distressed borrowers keep their homes or avoid foreclosure and have helped many distressed renters avoid eviction.
Since September 2008, we have been operating in conservatorship, with FHFA as our Conservator. The conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. Our future is uncertain, and the conservatorship has no specified termination date. We do not know what changes may occur to our business model during or following conservatorship, including whether we will continue to exist. In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury, under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. Our Purchase Agreement with Treasury is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities. For additional information on the conservatorship and related matters and the Purchase Agreement, see our 2023 Annual Report.

Freddie Mac 1Q 2024 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
Key Drivers:
■    Net income was $2.8 billion, an increase of 39% year-over-year, primarily driven by higher net revenues.
■    Net revenues were $5.8 billion, an increase of 19% year-over-year, driven by higher net interest income and higher non-interest income.
■    Net worth was $50.5 billion as of March 31, 2024, up from $39.1 billion as of March 31, 2023. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $120.4 billion on March 31, 2024, and will increase to $123.1 billion on June 30, 2024 based on the increase in net worth in 1Q 2024.
Market Liquidity

                      Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $71 billion in liquidity to the mortgage market in 1Q 2024, which enabled the financing of 279,000 home purchases, refinancings, and rental units.

Freddie Mac 1Q 2024 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
Key Drivers:
■    Our mortgage portfolio increased 2% year-over-year to $3.5 trillion at March 31, 2024, continuing to grow at a moderate pace as new business activity remained low.
●    Our Single-Family mortgage portfolio was $3.0 trillion at March 31, 2024, up 2% year-over-year.
●    Our Multifamily mortgage portfolio was $443 billion at March 31, 2024, up 4% year-over-year.
Credit Enhancement Coverage

Single-Family Mortgage Portfolio with Credit Enhancement
(UPB in billions)

62%
62%
62%
61%
61%
$1,840
$1,864
$1,865
$1,860
$1,867
03/31/23
06/30/23
09/30/23
12/31/23
3/31/24
UPB
Percentage

Multifamily Mortgage Portfolio with Credit Enhancement
(UPB in billions)

93%
94%
95%
94%
94%
$396
$402
$410
$415
$415
03/31/23
06/30/23
09/30/23
12/31/23
3/31/24
UPB
Percentage

In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we engage in various types of credit enhancements, such as primary mortgage insurance and CRT transactions, to reduce our credit risk exposure and transfer a portion of the credit risk on certain loans in our mortgage portfolio to third parties. At March 31, 2024, we had credit enhancement coverage of 61% on our Single-Family mortgage portfolio and 94% on our Multifamily mortgage portfolio. See MD&A - Risk Management – Credit Risk for additional information on our credit enhancements.

Freddie Mac 1Q 2024 Form 10-Q	3

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
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
Single-Family

U.S. Single-Family Home Sales and House Prices
Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index (seasonally adjusted rate).

U.S. Single-Family Mortgage Originations
_
(UPB in billions)
Source: Freddie Mac and Inside Mortgage Finance. The 1Q 2024 U.S. single-family mortgage originations data is not yet available.
Single-Family Serious Delinquency Rates

Source: Freddie Mac and National Delinquency Survey from the Mortgage Bankers Association. The 1Q 2024 total mortgage market rate is not yet available.

Single-Family Mortgage Debt Outstanding

(UPB in trillions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. The 1Q 2024 U.S. single-family mortgage debt outstanding balance is not yet available.

Freddie Mac 1Q 2024 Form 10-Q	4

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
Multifamily

Apartment Vacancy Rates and Change in Effective Rents
Source: Reis.

Multifamily Property Price Growth Rate

Source: Real Capital Analytics Commercial Property Price Index (RCA CPPI).

Multifamily Delinquency Rates
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS conduit market, excluding REOs). The 1Q 2024 delinquency rate for FDIC insured institutions is not yet available.

Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. The 1Q 2024 U.S. multifamily mortgage debt outstanding balance is not yet available.

Freddie Mac 1Q 2024 Form 10-Q	5

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The discussion of our consolidated results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

			Change
(Dollars in millions)	1Q 2024	1Q 2023	$	%
Net interest income	$4,759	$4,501	$258	6%
Non-interest income	998	326	672	206
Net revenues	5,757	4,827	930	19
(Provision) benefit for credit losses	(181)	(395)	214	54
Non-interest expense	(2,122)	(1,932)	(190)	(10)
Income before income tax expense	3,454	2,500	954	38
Income tax expense	(688)	(505)	(183)	(36)
Net income	2,766	1,995	771	39
Other comprehensive income (loss), net of taxes and reclassification adjustments	(25)	54	(79)	(146)
Comprehensive income	$2,741	$2,049	$692	34%
Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change
(Dollars in millions)	1Q 2024	1Q 2023	$	%
Guarantee net interest income:
Contractual net interest income	$3,772	$3,666	$106	3%
Deferred fee income	166	207	(41)	(20)
Total guarantee net interest income	3,938	3,873	65	2
Investments net interest income	1,514	1,432	82	6
Impact on net interest income from hedge accounting	(693)	(804)	111	14
Net interest income	$4,759	$4,501	$258	6%
Key Drivers:
■    Guarantee net interest income
●    1Q 2024 vs. 1Q 2023 - Increased primarily due to continued mortgage portfolio growth.
■    Investments net interest income
●    1Q 2024 vs. 1Q 2023 - Increased primarily due to higher returns on securities purchased under agreements to resell as a result of higher short-term interest rates.
■    Impact on net interest income from hedge accounting
●    1Q 2024 vs. 1Q 2023 - Expense decreased primarily due to lower interest expense on derivatives in hedge relationships, partially offset by an unfavorable change in the earnings mismatch on qualifying fair value hedge relationships.

Freddie Mac 1Q 2024 Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	1Q 2024			1Q 2023
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$12,141	$125	4.09%	$13,758	$121	3.51%
Securities purchased under agreements to resell	111,796	1,532	5.48	107,516	1,220	4.54
Investment securities	41,293	470	4.56	38,126	316	3.31
Mortgage loans(1)	3,100,111	26,229	3.38	3,042,128	23,304	3.06
Other assets	1,784	29	6.48	1,930	26	5.30
Total interest-earning assets	3,267,125	28,385	3.47	3,203,458	24,987	3.12
Interest-bearing liabilities:
Debt of consolidated trusts	3,035,073	(21,122)	(2.78)	2,975,417	(18,261)	(2.45)
Debt of Freddie Mac	180,850	(2,504)	(5.53)	187,599	(2,225)	(4.74)
Total interest-bearing liabilities	3,215,923	(23,626)	(2.94)	3,163,016	(20,486)	(2.59)
Impact of net non-interest-bearing funding	51,202	—	0.05	40,442	—	0.03
Total funding of interest-earning assets	3,267,125	(23,626)	(2.89)	3,203,458	(20,486)	(2.56)
Net interest income/yield		$4,759	0.58%		$4,501	0.56%
(1)Loan fees included in net interest income were $0.3 billion during both 1Q 2024 and 1Q 2023.
Non-Interest Income

The table below presents the components of non-interest income.
Table 4 - Components of Non-Interest Income

			Change
(Dollars in millions)	1Q 2024	1Q 2023	$	%
Guarantee income	$496	$466	$30	6%
Investment gains, net	405	(225)	630	280
Other income	97	85	12	14
Non-interest income	$998	$326	$672	206%
Key Drivers:
■    Investment gains, net
●    1Q 2024 vs. 1Q 2023 - Increased primarily due to gains in Multifamily driven by net gains from interest-rate risk management activities, higher revenues from held-for-sale loan purchase and securitization activities, and favorable fair value changes from spreads.

Freddie Mac 1Q 2024 Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations

(Provision) Benefit for Credit Losses
The table below presents the components of provision for credit losses.
Table 5 - (Provision) Benefit for Credit Losses

			Change
(Dollars in millions)	1Q 2024	1Q 2023	$	%
Single-Family	($120)	($318)	$198	62%
Multifamily	(61)	(77)	16	21
(Provision) benefit for credit losses	($181)	($395)	$214	54%
Key Drivers:
■    1Q 2024 vs. 1Q 2023 - The provision for credit losses for 1Q 2024 was primarily driven by a modest credit reserve build in Single-Family attributable to new acquisitions and increasing mortgage interest rates. The provision for credit losses for 1Q 2023 was driven by a modest credit reserve build primarily attributable to new acquisitions in Single-Family.
Non-Interest Expense
The table below presents the components of non-interest expense.
Table 6 - Components of Non-Interest Expense

			Change
(Dollars in millions)	1Q 2024	1Q 2023	$	%
Salaries and employee benefits	($421)	($374)	($47)	(13)%
Credit enhancement expense	(597)	(530)	(67)	(13)
Benefit for (decrease in) credit enhancement recoveries	1	49	(48)	(98)
Legislative assessments expense:
Legislated guarantee fees expense	(724)	(708)	(16)	(2)
Affordable housing funds allocation	(30)	(27)	(3)	(11)
Total legislative assessments expense	(754)	(735)	(19)	(3)
Other expense	(351)	(342)	(9)	(3)
Non-interest expense	($2,122)	($1,932)	($190)	(10)%
Key Drivers:
■    Credit enhancement expense
●    1Q 2024 vs. 1Q 2023 - Increased primarily due to expenses related to STACR Trust note repurchases in 1Q 2024. There were no STACR Trust note repurchases in 1Q 2023.
■    Benefit for (decrease in) credit enhancement recoveries
●    1Q 2024 vs. 1Q 2023 - Decreased primarily due to a lower increase in expected credit losses on covered loans.

Freddie Mac 1Q 2024 Form 10-Q	8

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 7 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	March 31, 2024	December 31, 2023	$	%
Assets:
Cash and cash equivalents	$3,531	$6,019	($2,488)	(41)%
Securities purchased under agreements to resell	102,257	95,148	7,109	7
Investment securities, at fair value	41,400	43,275	(1,875)	(4)
Mortgage loans held-for-sale	12,034	12,941	(907)	(7)
Mortgage loans held-for-investment	3,088,687	3,083,665	5,022	—
Accrued interest receivable, net	10,047	9,925	122	1
Deferred tax assets, net	4,227	4,076	151	4
Other assets	25,190	25,927	(737)	(3)
Total assets	$3,287,373	$3,280,976	$6,397	—%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$8,712	$8,812	($100)	(1)%
Debt	3,211,742	3,208,346	3,396	—
Other liabilities	16,456	16,096	360	2
Total liabilities	3,236,910	3,233,254	3,656	—
Total equity	50,463	47,722	2,741	6
Total liabilities and equity	$3,287,373	$3,280,976	$6,397	—%
Key Drivers:
As of March 31, 2024 compared to December 31, 2023:
■    Securities purchased under agreements to resell increased primarily due to investment of retained earnings and a shift from cash and cash equivalents and Treasury securities to securities purchased under agreements to resell.
■    Mortgage loans held-for-investment increased primarily due to growth in our Single-Family mortgage portfolio.
■    Debt increased due to an increase in debt of consolidated trusts driven by growth in our Single-Family mortgage portfolio.

Freddie Mac 1Q 2024 Form 10-Q	9

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 8 - Mortgage Portfolio

	March 31, 2024			December 31, 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$2,965,370	$51,757	$3,017,127	$2,963,296	$47,433	$3,010,729
By Freddie Mac	35,643	10,000	45,643	33,213	11,770	44,983
Total mortgage loans held-for-investment	3,001,013	61,757	3,062,770	2,996,509	59,203	3,055,712
Mortgage loans held-for-sale	3,104	9,446	12,550	3,527	9,905	13,432
Total mortgage loans	3,004,117	71,203	3,075,320	3,000,036	69,108	3,069,144
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	30,324	361,164	391,488	30,182	360,928	391,110
Other mortgage-related guarantees	8,511	10,720	19,231	8,692	10,761	19,453
Total mortgage-related guarantees	38,835	371,884	410,719	38,874	371,689	410,563
Total mortgage portfolio	$3,042,952	$443,087	$3,486,039	$3,038,910	$440,797	$3,479,707
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$2,975,161	$51,811	$3,026,972	$2,970,707	$47,436	$3,018,143
Issued by nonconsolidated trusts	24,762	321,905	346,667	24,600	321,262	345,862
Total guaranteed mortgage-related securities	$2,999,923	$373,716	$3,373,639	$2,995,307	$368,698	$3,364,005
Investments Portfolio

Our investments portfolio consists of our mortgage-related investments portfolio and our other investments portfolio.
Mortgage-Related Investments Portfolio

The Purchase Agreement limits the size of our mortgage-related investments portfolio to a maximum amount of $225 billion. The calculation of mortgage assets subject to the Purchase Agreement cap includes the UPB of mortgage assets and 10% of the notional value of interest-only securities. We are also subject to additional limitations on the size and composition of our mortgage-related investments portfolio pursuant to FHFA guidance. For additional information on the restrictions on our mortgage-related investments portfolio, see the MD&A - Conservatorship and Related Matters section in our 2023 Annual Report.

Freddie Mac 1Q 2024 Form 10-Q	10

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 9 - Mortgage-Related Investments Portfolio

	March 31, 2024			December 31, 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans:
Securitization pipeline loans(1)	$9,749	$13,057	$22,806	$8,225	$15,197	$23,422
Other loans(2)	28,998	6,389	35,387	28,515	6,478	34,993
Total unsecuritized mortgage loans	38,747	19,446	58,193	36,740	21,675	58,415
Mortgage-related securities:
Investment securities	2,916	4,486	7,402	2,667	4,613	7,280
Debt of consolidated trusts	18,367	684	19,051	18,639	660	19,299
Total mortgage-related securities	21,283	5,170	26,453	21,306	5,273	26,579
Mortgage-related investments portfolio	$60,030	$24,616	$84,646	$58,046	$26,948	$84,994
10% of notional amount of interest-only securities			$23,126			$22,186
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			107,772			107,180
(1)Single-family and multifamily loans that we have purchased for cash and aggregate on our balance sheet for securitization within the normal course of business.
(2)Primarily includes delinquent and modified single-family loans that we have purchased from securitization trusts.
Other Investments Portfolio

The table below presents the details of our other investments portfolio.
Table 10 - Other Investments Portfolio

	March 31, 2024				December 31, 2023
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio (1)
Cash and cash equivalents	$1,947	$1,483	$101	$3,531	$5,041	$890	$88	$6,019
Securities purchased under agreements to resell	104,243	10,777	1,037	116,057	94,904	9,396	1,093	105,393
Non-mortgage related securities(2)	22,960	—	5,593	28,553	24,153	—	6,119	30,272
Other assets	—	—	6,479	6,479	—	—	5,555	5,555
Other investments portfolio	$129,150	$12,260	$13,210	$154,620	$124,098	$10,286	$12,855	$147,239
(1)Represents carrying value.
(2)Primarily consists of U.S. Treasury securities.

Freddie Mac 1Q 2024 Form 10-Q	11

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

Freddie Mac 1Q 2024 Form 10-Q	12

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)
■    1Q 2024 vs. 1Q 2023
●    Our loan purchase and guarantee activity increased from $59 billion to $62 billion.
●    The average loan size of new acquisitions increased due to a higher conforming loan limit and house price appreciation in recent quarters.
●    The average estimated guarantee fee rate on new acquisitions remained at 55 bps.

Freddie Mac 1Q 2024 Form 10-Q	13

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Estimated Guarantee Fee Rate(1) on Mortgage Portfolio
(UPB in billions)
(1)Estimated guarantee fee rate is calculated as of acquisition and includes deferred fees recognized over the estimated life of the related loans. Estimated guarantee fee rate calculation excludes the legislated guarantee fees and certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $41 billion as of March 31, 2024.
Single-Family Mortgage Loans
(Loan count in millions)
■    Our Single-Family mortgage portfolio was $3.0 trillion at March 31, 2024, up 2% year-over-year. The mortgage portfolio continued to grow at a moderate pace as new business activity remained low.
■    The average estimated guarantee fee rate on our Single-Family mortgage portfolio increased slightly year-over-year.

Freddie Mac 1Q 2024 Form 10-Q	14

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
New Acquisitions Covered by Primary Mortgage Insurance
(In billions)
New CRT Issuance
(In billions)
■    1Q 2024 vs. 1Q 2023
●    The UPB of mortgage loans covered by CRT transactions and related maximum coverage issued increased as we accelerated our targeted 2024 CRT issuance amounts due to market conditions for new issuances during 1Q 2024.
See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our credit enhancements.

Freddie Mac 1Q 2024 Form 10-Q	15

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the results of operations for our Single-Family segment. See Note 11 for additional information about segment financial results.
Table 11 - Single-Family Segment Financial Results

			Change
(Dollars in millions)	1Q 2024	1Q 2023	$	%
Net interest income	$4,488	$4,296	$192	4%
Non-interest income	(14)	(93)	79	85
Net revenues	4,474	4,203	271	6
(Provision) benefit for credit losses	(120)	(318)	198	62
Non-interest expense	(1,925)	(1,783)	(142)	(8)
Income before Income tax expense	2,429	2,102	327	16
Income tax expense	(484)	(425)	(59)	(14)
Net income	1,945	1,677	268	16
Other comprehensive income (loss), net of taxes and reclassification adjustments	(5)	(1)	(4)	(400)
Comprehensive income	$1,940	$1,676	$264	16%
Key Business Drivers:
■ 1Q 2024 vs. 1Q 2023
●    Net income of $1.9 billion, up 16% year-over-year.
–Net revenues were $4.5 billion, up 6% year-over-year. Net interest income was $4.5 billion, up 4% year-over-year, primarily driven by continued mortgage portfolio growth and higher investments net interest income as a result of higher short-term interest rates.
–Provision for credit losses was $0.1 billion for 1Q 2024, primarily driven by a modest credit reserve build attributable to new acquisitions and increasing mortgage interest rates. The provision for credit losses of $0.3 billion for 1Q 2023 was driven by a modest credit reserve build primarily attributable to new acquisitions.
–Non-interest expense was $1.9 billion, up 8% year-over-year, primarily driven by expenses related to STACR Trust note repurchases in 1Q 2024. There were no STACR Trust note repurchases in 1Q 2023.

Freddie Mac 1Q 2024 Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The charts, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity
(In billions)
Total Number of Rental Units Financed(1)
(In thousands)
(1) Includes rental units financed by supplemental loans.

Key Drivers:
■    1Q 2024 vs. 1Q 2023 - The UPB of our new business activity increased by 50% year-over-year, driven by a smaller new business activity pipeline entering 1Q 2023. The new business activities for both periods were adversely impacted by the high interest rate environment. Approximately 60% of this activity, based on UPB, was mission-driven affordable housing, exceeding FHFA's minimum requirement of 50%.
■    Our index lock agreements and outstanding commitments to purchase or guarantee multifamily assets were $15.9 billion and $19.2 billion as of March 31, 2024 and March 31, 2023, respectively.

Freddie Mac 1Q 2024 Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Exposure

Mortgage Portfolio
(In billions)

$426
$427
$432
$441
$443
3/31/23
6/30/23
9/30/23
12/31/23
3/31/24

Guarantee Exposure
(In billions)
Key Drivers:
■    1Q 2024 vs. 1Q 2023
●    Our mortgage portfolio increased by 4% year-over-year, continuing to grow at a moderate pace as new business activity remained low.
●    Our guarantee exposure increased by 6% year-over-year, as our new mortgage-related security guarantees outpaced paydowns.
■    In addition to our Multifamily mortgage portfolio, we have investments in LIHTC partnerships with carrying values totaling $3.6 billion and $3.5 billion as of March 31, 2024 and December 31, 2023, respectively.

Freddie Mac 1Q 2024 Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Multifamily

CRT Activities

UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
Key Drivers:
■    1Q 2024 vs. 1Q 2023 - The UPB of mortgage loans covered by new CRT transactions and the maximum coverage decreased year-over-year primarily due to the issuance of SCR Trust note transactions in 1Q 2023. There were no SCR Trust note transactions in 1Q 2024.

See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our Multifamily mortgage portfolio.

Freddie Mac 1Q 2024 Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the results of operations for our Multifamily segment. See Note 11 for additional information about segment financial results.
Table 12 - Multifamily Segment Financial Results

			Change
(Dollars in millions)	1Q 2024	1Q 2023	$	%
Net interest income	$271	$205	$66	32%
Non-interest income	1,012	419	593	142
Net revenues	1,283	624	659	106
(Provision) benefit for credit losses	(61)	(77)	16	21
Non-interest expense	(197)	(149)	(48)	(32)
Income before income tax expense	1,025	398	627	158
Income tax expense	(204)	(80)	(124)	(155)
Net income	821	318	503	158
Other comprehensive income (loss), net of taxes and reclassification adjustments	(20)	55	(75)	(136)
Comprehensive income	$801	$373	$428	115%
Key Drivers:
■    1Q 2024 vs. 1Q 2023
●    Net income of $0.8 billion, up from $0.3 billion.
–Net revenues of $1.3 billion, up from $0.6 billion.
◦Net interest income was $0.3 billion, up 32% year-over-year, primarily driven by continued mortgage portfolio growth and higher net yields on mortgage loans as a result of higher interest rates.
◦Non-interest income was $1.0 billion, up from $0.4 billion, primarily driven by net gains from interest-rate risk management activities, higher revenues from held-for-sale loan purchase and securitization activities, and favorable fair value changes from spreads and prepayment rates.
–Non-interest expense was $0.2 billion, up 32% year-over-year, primarily driven by a larger volume of outstanding cumulative CRT transactions.

Freddie Mac 1Q 2024 Form 10-Q	20

Management's Discussion and Analysis	Risk Management

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
For Multifamily credit exposures, we estimate the allowance for credit losses using a loss-rate method to estimate the net amount of cash flows we expect to collect. The loss rate method is based on a probability of default and loss given default framework that estimates credit losses by considering a loan’s underlying characteristics and current and forecasted economic conditions. Loan characteristics considered by our model include vintage, loan term, current DSCR, current LTV ratio, occupancy rate, and interest rate hedges. We generally forecast economic conditions over a reasonable and supportable two-year period prior to reverting to historical averages at the model input level over a five-year period, using a linear reversion method. We also consider as model inputs expected prepayments, contractually specified extensions, expected recoveries from collateral posting requirements, and expected recoveries from credit enhancements that are not freestanding contracts. Management adjustments to our model output may be necessary to take into consideration current economic events and other factors not considered within the model.
The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 13 - Allowance for Credit Losses Activity

	1Q 2024			1Q 2023
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses:
Beginning balance	$6,402	$447	$6,849	$7,746	$147	$7,893
Provision (benefit) for credit losses	120	61	181	318	77	395
Charge-offs	(123)	—	(123)	(90)	—	(90)
Recoveries collected	26	—	26	32	—	32
Net charge-offs	(97)	—	(97)	(58)	—	(58)
Other(1)	83	—	83	91	—	91
Ending balance	$6,508	$508	$7,016	$8,097	$224	$8,321

Average loans outstanding during the period(2)	$3,030,531	$58,504	$3,089,035	$2,985,726	$47,748	$3,033,474
Net charge-offs to average loans outstanding	—%	—%	—%	—%	—%	—%

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$6,189	$381	$6,570	$7,675	$160	$7,835
Other(3)	319	127	446	422	64	486
Total ending balance	$6,508	$508	$7,016	$8,097	$224	$8,321
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
(3)Primarily includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.

Freddie Mac 1Q 2024 Form 10-Q	21

Management's Discussion and Analysis	Risk Management
Table 14 - Allowance for Credit Losses Ratios

	March 31, 2024			December 31, 2023
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.20%	0.64%	0.21%	0.20%	0.57%	0.21%
Non-accrual loans to total loans outstanding	0.43	0.17	0.42	0.44	0.11	0.44
Allowance for credit losses to non-accrual loans	47.90	369.90	50.45	45.01	509.38	47.20
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$6,189	$381	$6,570	$6,057	$326	$6,383
Total loans outstanding(2)	3,033,817	59,509	3,093,326	3,031,136	57,107	3,088,243
Non-accrual loans(2)	12,921	103	13,024	13,458	64	13,522
(1)Represents allowance for credit losses on mortgage loans held-for-investment.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
As of March 31, 2024 compared to December 31, 2023:
■    The ratio of allowance for credit losses to total loans outstanding remained at 0.21%.
■    The ratio of non-accrual loans to total loans outstanding decreased and the ratio of allowance for credit losses to non-accrual loans increased slightly primarily due to a decrease in the balance of loans in non-accrual status.
Single-Family Mortgage Credit Risk

Maintaining Prudent Eligibility Standards and Quality Control Practices and Managing Seller/Servicer Performance

Loan Purchase Credit Characteristics
We monitor and evaluate market conditions that could affect the credit quality of our single-family loan purchases. Additionally, when managing our new acquisitions, we consider our risk limits and guidance from FHFA and capital requirements under the ERCF. This may affect the volume and characteristics of our loan acquisitions.
The charts below show the credit profile of the single-family loans we purchased.
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion).
Weighted Average Original DTI Ratio

Freddie Mac 1Q 2024 Form 10-Q	22

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased.
Table 15 - Single-Family New Business Activity

	1Q 2024		1Q 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
20- and 30-year, amortizing fixed-rate	$59,091	95%	$55,469	94%
15-year or less, amortizing fixed-rate	2,278	4	2,214	4
Adjustable-rate	900	1	1,282	2
Total	$62,269	100%	$58,965	100%

Percentage of purchases
DTI ratio > 45%		28%		23%
Original LTV ratio > 90%		25		28
Transaction type:
Guarantor swap		66		72
Cash window		34		28
Property type:
Detached single-family houses and townhouses		91		91
Condominium or co-op		9		9
Occupancy type:
Primary residence		93		92
Second home		2		2
Investment property		5		6
Loan purpose:
Purchase		86		86
Cash-out refinance		8		9
Other refinance		6		5
Transferring Credit Risk to Third-Party Investors

We engage in various credit enhancement arrangements to reduce our credit risk exposure on our single-family loans.
Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements
The table below provides the UPB of the mortgage loans acquired during the periods presented that were covered by primary mortgage insurance, the UPB of the mortgage loans covered by CRT transactions issued during the periods presented, and maximum coverage related to these newly acquired credit enhancements.
Table 16 - Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements

	1Q 2024		1Q 2023
(In millions)	UPB(1)(2)	Maximum Coverage(3)(4)	UPB(1)(2)	Maximum Coverage(3)(4)
Primary mortgage insurance	$25,135	$6,616	$26,518	$6,920

CRT transactions:
STACR	41,402	1,284	14,887	611
ACIS	15,523	559	—	—
Other	692	107	46	46
Total CRT issuance	$57,617	$1,950	$14,933	$657
(1)    Represents the UPB of the mortgage assets, reference pool, or securitization trust, as applicable.
(2)    The primary mortgage insurance and CRT transactions presented in this table are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and CRT transactions.
(3)    For primary mortgage insurance, represents the coverage as of the related loan acquisition. For STACR transactions, represents the balance held by third parties at issuance. For ACIS transactions, represents the aggregate limit of insurance purchased from third parties at issuance.
(4)    The credit risk positions to which the maximum coverage applies may vary on a transaction-by-transaction basis.

Freddie Mac 1Q 2024 Form 10-Q	23

Management's Discussion and Analysis	Risk Management

Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 17 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	March 31, 2024
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)(3)
Primary mortgage insurance(4)	$636,735	21%	$166,486
STACR	1,187,102	39	31,085
ACIS	804,323	26	17,535
Other	39,871	1	10,911
Less: UPB with multiple credit enhancements and other reconciling items(5)	(801,385)	(26)	—
Single-Family mortgage portfolio - credit-enhanced	1,866,646	61	226,017
Single-Family mortgage portfolio - non-credit-enhanced	1,176,306	39	N/A
Total	$3,042,952	100%	$226,017

	December 31, 2023
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)(3)
Primary mortgage insurance(4)	$637,037	21%	$165,738
STACR	1,175,837	39	31,222
ACIS	821,048	27	17,647
Other	39,901	1	11,027
Less: UPB with multiple credit enhancements and other reconciling items(5)	(813,966)	(27)	—
Single-Family mortgage portfolio - credit-enhanced	1,859,857	61	225,634
Single-Family mortgage portfolio - non-credit-enhanced	1,179,053	39	N/A
Total	$3,038,910	100%	$225,634
(1)    Represents the current UPB of the mortgage assets, reference pool, or securitization trust, as applicable.
(2)    For STACR transactions, represents the outstanding balance held by third parties. For ACIS transactions, represents the remaining aggregate limit of insurance purchased from third parties.
(3)    The credit risk positions to which the maximum coverage applies may vary on a transaction-by-transaction basis.
(4)    Amounts exclude certain loans for which we do not control servicing, as the coverage information for these loans is not readily available to us.
(5)    Other reconciling items primarily include timing differences in reporting cycles between the UPB of certain CRT transactions and the UPB of the underlying loans.
Credit Enhancement Coverage Characteristics
The table below provides the serious delinquency rates for the credit-enhanced and non-credit-enhanced loans in our Single-Family mortgage portfolio. The credit-enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit enhancements.
Table 18 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	March 31, 2024		December 31, 2023
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	21%	0.92%	21%	0.95%
CRT and other	55	0.57	55	0.60
Non-credit-enhanced	39	0.40	39	0.42
Total	N/A	0.52	N/A	0.55
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $0.1 billion as of both March 31, 2024 and December 31, 2023.

Freddie Mac 1Q 2024 Form 10-Q	24

Management's Discussion and Analysis	Risk Management

Monitoring Loan Performance and Characteristics

We review loan performance, including delinquency statistics and related loan characteristics, in conjunction with housing market and economic conditions, to assess credit risk when estimating our allowance for credit losses.
Loan Characteristics
The table below contains details of the characteristics of the loans in our Single-Family mortgage portfolio.
Table 19 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	March 31, 2024
(Dollars in millions)	UPB	Original Credit Score(1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2024	$42,481	754	754	78%	78%
2023	278,342	751	744	79	75
2022	426,234	746	744	76	68
2021	968,107	752	755	71	53
2020	707,779	761	767	71	46
2019 and prior	620,009	738	751	75	34
Total	$3,042,952	750	754	73	52

	December 31, 2023
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2023	$265,072	751	745	79%	75%
2022	433,252	745	746	76	68
2021	984,004	752	756	71	54
2020	719,822	761	768	71	46
2019	119,557	746	753	76	46
2018 and prior	517,203	736	751	75	32
Total	$3,038,910	750	755	73	52
(1)Original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition and therefore the original credit scores also represent the current credit scores.
The following table presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 20 - Single-Family Mortgage Portfolio Attribute Combinations(1)

	March 31, 2024
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	44%	0.15%	15%	0.23%	4%	0.31%	2%	0.29%	—%	NM	65%	0.17%
700 to 739	12	0.49	6	0.79	2	0.89	1	0.73	—	NM	21	0.58
680 to 699	4	0.85	2	1.48	—	NM	—	NM	—	NM	6	1.00
660 to 679	3	1.21	1	2.13	—	NM	—	NM	—	NM	4	1.40
620 to 659	2	1.89	1	3.28	—	NM	—	NM	—	NM	3	2.10
Less than 620	1	4.30	—	NM	—	NM	—	NM	—	NM	1	4.63
Total	66%	0.46	25%	0.67	6%	0.71	3%	0.59	—%	NM	100%	0.52
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2024 Form 10-Q	25

Management's Discussion and Analysis	Risk Management

	December 31, 2023
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	45%	0.16%	15%	0.24%	4%	0.32%	1%	0.27%	—%	NM	65%	0.18%
700 to 739	13	0.53	5	0.82	2	0.93	1	0.59	—	NM	21	0.61
680 to 699	4	0.90	2	1.50	—	NM	—	NM	—	NM	6	1.05
660 to 679	3	1.28	1	2.18	—	NM	—	NM	—	NM	4	1.45
620 to 659	2	2.00	1	3.37	—	NM	—	NM	—	NM	3	2.21
Less than 620	1	4.41	—	NM	—	NM	—	NM	—	NM	1	4.74
Total	68%	0.49	24%	0.70	6%	0.72	2%	0.52	—%	NM	100%	0.55
(1)     Excludes loans underlying certain securitization products for which original credit score is not available.
(2)     NM - not meaningful due to the percentage of the portfolio rounding to zero.
Geographic Concentrations
We purchase mortgage loans from across the U.S. However, local economic and other conditions can affect the borrower's ability to repay and the value of the underlying collateral, leading to concentrations of credit risk in certain geographic areas. In addition, certain states and municipalities have passed or may pass laws that limit our ability to foreclose or evict and make it more difficult and costly to manage our risk.
See Note 12 for more information about the geographic distribution of our Single-Family mortgage portfolio.
Delinquency Rates
We report Single-Family delinquency rates based on the number of loans in our Single-Family mortgage portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our Single-Family mortgage portfolio.
The chart below presents the delinquency rates of mortgage loans in our Single-Family mortgage portfolio.

Single-Family Delinquency Rates

1.10%
0.99%
0.96%
0.88%
0.76%
0.62%
0.56%
0.55%
0.55%
0.52%
0.27%
0.24%
0.24%
0.21%
0.20%
1Q23
2Q23
3Q23
4Q23
1Q24
One month past due
Two months past due
Seriously delinquent

The percentages of loans that were one month past due and two months past due increased as of March 31, 2024 compared to March 31, 2023. The percentage of loans one month past due can be volatile due to seasonality and other factors that may not be indicative of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.
Our Single-Family serious delinquency rate has declined to 0.52% as of March 31, 2024, compared to 0.62% as of March 31, 2023. See Note 3 for additional information on the payment status of our single-family mortgage loans.

Freddie Mac 1Q 2024 Form 10-Q	26

Management's Discussion and Analysis	Risk Management

Engaging in Loss Mitigation Activities

We offer a variety of borrower assistance programs, including refinance programs for certain eligible loans and loan workout activities for struggling borrowers. For purposes of the disclosure below related to loss mitigation activities, we generally exclude loans for which we do not control servicing. See Note 3 for additional information on our loss mitigation activities. For information on our refinance programs, see the MD&A - Our Business Segments - Single-Family and MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk sections in our 2023 Annual Report.
Loan Workout Activities
We continue to help struggling families retain their homes or otherwise avoid foreclosure through loan workouts. The table below provides details about the single-family loan workout activities that were completed during the periods presented.
Table 21 - Single-Family Completed Loan Workout Activity

	1Q 2024		1Q 2023
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$2,670	10	$2,735	11
Loan modifications	1,382	6	1,259	6
Forbearance plans and other(1)	1,180	5	1,490	7
Total	$5,232	21	$5,484	24
(1)     The forbearance data is limited to loans in forbearance that were past due based on the loans' original contractual terms and excludes loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us. Other includes repayment plans and foreclosure alternatives.
Our loan workout activity decreased in 1Q 2024 compared to 1Q 2023 as the seriously delinquent loan population continued to decline. Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the period, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 14,000 loans in active forbearance plans and approximately 14,000 loans in other active loss mitigation activity as of March 31, 2024.

Freddie Mac 1Q 2024 Form 10-Q	27

Management's Discussion and Analysis	Risk Management

Multifamily Mortgage Credit Risk

Completing Our Own Underwriting, Credit and Legal Review for New Business Activity

Our underwriting standards focus on the LTV ratio and DSCR, which estimates the value of the collateral and a borrower's ability to repay the loan using the secured property's cash flows, after expenses. The charts below provide the weighted average original LTV ratio and original DSCR for our new business activity.
Weighted Average Original LTV Ratio
Weighted Average Original DSCR
Transferring Credit Risk to Third-Party Investors

To reduce our credit risk exposure, we engage in a variety of CRT activities through which we have transferred a substantial amount of the expected and stressed credit risk on the Multifamily mortgage portfolio, thereby reducing our overall credit risk exposure and required capital.
Multifamily Mortgage Portfolio CRT Issuance
The table below provides the UPB of the mortgage loans covered by CRT transactions issued during the periods presented as well as the maximum coverage provided by those transactions.
Table 22 - Multifamily Mortgage Portfolio CRT Issuance

	1Q 2024		1Q 2023
(In millions)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)
Subordination	$6,598	$399	$6,149	$425
SCR	—	—	1,166	105
Lender risk-sharing	—	—	239	48
Total CRT issuance	$6,598	$399	$7,554	$578
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
(3) The credit risk positions to which the maximum coverage applies may vary on a transaction-by-transaction basis.

Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we obtain various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type is subordination, which is created through our senior subordinate securitization transactions. Our maximum coverage provided by subordination in nonconsolidated VIEs was $39.2 billion and $39.5 billion, as of March 31, 2024 and December 31, 2023, respectively.

Freddie Mac 1Q 2024 Form 10-Q	28

Management's Discussion and Analysis	Risk Management

The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 23 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	March 31, 2024		December 31, 2023
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$359,244	0.34%	$358,944	0.26%
SCR/MCIP	46,904	0.23	47,011	0.23
Other	8,779	0.86	8,844	0.89
Total credit-enhanced	414,927	0.34	414,799	0.27
Non-credit-enhanced	28,160	0.33	25,998	0.51
Total	$443,087	0.34	$440,797	0.28
The Multifamily delinquency rate increased to 0.34% at March 31, 2024, primarily driven by an increase in delinquent floating rate loans including small balance loans that are in their floating rate period. As of March 31, 2024, 94% of the delinquent loans in the Multifamily mortgage portfolio have credit enhancement coverage.
The table below contains details on the loans underlying our Multifamily mortgage portfolio that are not credit-enhanced.
Table 24 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	March 31, 2024		December 31, 2023
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Mortgage loans held-for-sale	$8,602	—%	$8,823	—%
Mortgage loans held-for-investment:
Held by Freddie Mac	7,980	0.99	9,941	1.21
Held by consolidated trusts	9,182	0.14	4,851	0.27
Other mortgage-related guarantees	2,396	—	2,383	—
Total	$28,160	0.33	$25,998	0.51

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
Interest-Rate Risk

Our primary interest-rate risk measures are duration gap and Portfolio Value Sensitivity (PVS). Duration gap measures the difference in price sensitivity to interest rate changes between our financial assets and liabilities and is expressed in months relative to the value of assets. PVS is an estimate of the change in the present value of the cash flows of our financial assets and liabilities from an instantaneous shock to interest rates, assuming spreads are held constant and no rebalancing actions are undertaken. PVS is measured in two ways, one measuring the estimated sensitivity of our portfolio value to a 50 bps parallel movement in interest rates (PVS-L) and the other to a non-parallel movement resulting from a 25 bps change in the slope of the yield curve (PVS-YC). While we believe that duration gap and PVS are useful risk management tools, they should be understood as estimates rather than as precise measurements.
The following tables provide our duration gap, estimated point-in-time and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The table below also provides PVS-L estimates assuming an immediate 100 bps shift in the yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.

Freddie Mac 1Q 2024 Form 10-Q	29

Management's Discussion and Analysis	Risk Management
Table 25 - PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	March 31, 2024			December 31, 2023
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the yield curve, (gains) losses on:(1)
Assets:
Investments	$316	$3,047	$6,015	($301)	$3,150	$6,229
Guarantees(2)	(15)	(314)	(599)	34	(369)	(678)
Total assets	301	2,733	5,416	(267)	2,781	5,551
Liabilities	56	(1,496)	(3,044)	(52)	(1,519)	(3,073)
Derivatives	(357)	(1,267)	(2,494)	322	(1,274)	(2,547)
Total	$—	($30)	($122)	$3	($12)	($69)
PVS	$—	$—	$—	$3	$—	$—
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
(2)Represents the interest-rate risk from our guarantees, which include buy-ups, float, and upfront fees (including buy-downs).
Table 26 - Duration Gap and PVS Results

	1Q 2024			1Q 2023
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.1	$2	$—	—	$3	$3
Minimum	(0.1)	—	—	(0.2)	—	—
Maximum	0.2	5	5	0.2	9	24
Standard deviation	0.1	1	1	0.1	2	6
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 bps shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 27 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
March 31, 2024	$1,236	$—	($1,236)
December 31, 2023	1,261	—	(1,261)
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

Freddie Mac 1Q 2024 Form 10-Q	30

Management's Discussion and Analysis	Risk Management
Interest Rate-Related Earnings Sensitivity

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, our GAAP financial results are subject to significant earnings variability from period to period based on changes in market conditions.
In an effort to reduce our GAAP earnings variability and better align our GAAP results with the economics of our business, we elect to use hedge accounting for certain single-family mortgage loans and certain debt instruments. See Note 8 for additional information on hedge accounting.
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
Table 28 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	March 31, 2024	March 31, 2023
Interest Rate Scenarios(1)
Parallel yield curve shifts:
+100 bps	$10	$25
-100 bps	(10)	(25)
Non-parallel yield curve shifts - long-term interest rates:
+100 bps	282	118
-100 bps	(282)	(118)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 bps	(272)	(92)
-100 bps	272	92
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

Freddie Mac 1Q 2024 Form 10-Q	31

Management's Discussion and Analysis	Liquidity and Capital Resources

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
Table 29 - Liquidity Sources

(In millions)	March 31, 2024(1)	December 31, 2023(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$129,150	$124,098	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage-Related Investments Portfolio	24,440	24,469	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
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
Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks, including custodial accounts, totaled $2.7 billion and $5.1 billion as of March 31, 2024 and December 31, 2023, respectively. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for additional information about our other investments portfolio.
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

Freddie Mac 1Q 2024 Form 10-Q	32

Management's Discussion and Analysis	Liquidity and Capital Resources
Primary Sources of Funding

The following table lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 30 - Funding Sources

(In millions)	March 31, 2024(1)	December 31, 2023(1)	Description
Debt of Freddie Mac	$161,704	$166,419	Debt of Freddie Mac is used to fund our business activities.
Debt of Consolidated Trusts	3,050,038	3,041,927	Debt of consolidated trusts is used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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
The table below summarizes the par value and the average rate of debt of Freddie Mac securities we issued or paid off, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases. We call, exchange, or repurchase outstanding debt of Freddie Mac securities from time to time for a variety of reasons, including managing our funding composition and supporting the liquidity of our debt securities.
Table 31 - Debt of Freddie Mac Activity

	1Q 2024		1Q 2023
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$6,031	5.39%	$7,716	3.49%
Issuances	15,943	5.29	50,739	4.18
Repayments	—	—	—	—
Maturities	(13,043)	5.26	(49,739)	4.04
Total short-term debt	8,931	5.37	8,716	4.36

Long-term:
Beginning balance	168,009	3.31	170,363	2.22
Issuances	16,438	5.38	14,192	5.33
Repayments	(20,812)	5.62	(2,491)	5.93
Maturities	(3,164)	2.62	(680)	1.50
Total long-term debt	160,471	3.24	181,384	2.51
Total debt of Freddie Mac, net	$169,402	3.35%	$190,100	2.60%
(1)Average rate is weighted based on par value.
As of March 31, 2024, our aggregate indebtedness pursuant to the Purchase Agreement was $169.4 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Maturity and Redemption Dates
The following table presents the par value of debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt of Freddie Mac.

Freddie Mac 1Q 2024 Form 10-Q	33

Management's Discussion and Analysis	Liquidity and Capital Resources

Table 32 - Maturity and Redemption Dates

	As of March 31, 2024		As of December 31, 2023
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Debt of Freddie Mac(1):
1 year or less	$47,192	$143,141	$47,276	$144,232
1 year through 2 years	54,690	12,049	61,187	15,249
2 years through 3 years	13,032	243	15,645	447
3 years through 4 years	13,154	290	12,530	305
4 years through 5 years	14,957	345	10,947	345
Thereafter	24,328	11,285	24,278	11,285
STACR and SCR debt(2)	2,049	2,049	2,177	2,177
Total debt of Freddie Mac	$169,402	$169,402	$174,040	$174,040
(1)As of March 31, 2024 and December 31, 2023, excludes $13.8 billion and $10.2 billion, respectively, of payables related to securities sold under agreements to repurchase that we offset against receivables related to securities purchased under agreements to resell on our condensed consolidated balance sheets.
(2)STACR debt notes and SCR debt notes are subject to prepayment risk as their payments are based upon the performance of a reference pool of mortgage assets that may be prepaid by the related mortgage borrowers at any time generally without penalty and are, therefore, included as a separate category in the table.
Debt of Consolidated Trusts

The largest component of debt on our condensed consolidated balance sheets is debt of consolidated trusts, which relates to securitization transactions that we consolidate for accounting purposes. We primarily issue this type of debt by securitizing mortgage loans to fund our guarantee activities.
The table below shows the issuance and extinguishment activity for the debt of consolidated trusts.
Table 33 - Debt of Consolidated Trusts Activity

(In millions)	1Q 2024	1Q 2023
Beginning balance	$2,999,893	$2,929,567
Issuances	84,873	87,021
Repayments and extinguishments	(75,689)	(77,867)
Ending balance	3,009,077	2,938,721
Unamortized premiums and discounts	40,961	48,329
Debt of consolidated trusts	$3,050,038	$2,987,050
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
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) decreased by $2.3 billion from $5.9 billion as of March 31, 2023 to $3.5 billion as of March 31, 2024, primarily due to repayment of outstanding debt and investment of retained earnings.

Freddie Mac 1Q 2024 Form 10-Q	34

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources
The table below presents activity related to our net worth.
Table 34 - Net Worth Activity

(In millions)	1Q 2024	1Q 2023
Beginning balance	$47,722	$37,018
Comprehensive income	2,741	2,049
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	—	—
Total equity / net worth	$50,463	$39,067

Remaining Treasury funding commitment	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680
Liquidation preference of the senior preferred stock	120,370	109,666
ERCF

The charts below present the ERCF capital adequacy requirements under the risk-based capital requirement (CET1 capital ratio relative to RWA) and leverage capital requirement (Tier 1 capital ratio relative to ATA). Our required CET1 capital ratio increased to 10.1% as of March 31, 2024, from 9.5% as of December 31, 2023, primarily due to an increase in the stability capital buffer.

Risk-Based Capital Requirement: CET1 Capital Ratio

Leverage Capital Requirement: Tier 1 Capital Ratio

Freddie Mac 1Q 2024 Form 10-Q	35

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Metrics
The table below presents the components of our regulatory capital.
Table 35 - Regulatory Capital Components

(In billions)	March 31, 2024	December 31, 2023
Total equity	$50	$48
Less:
Senior preferred stock	73	73
Preferred stock	14	14
Common equity	(37)	(39)
Less: deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	4	4
Common equity Tier 1 capital	(41)	(43)
Add: Preferred stock	14	14
Tier 1 capital	(27)	(29)
Tier 2 capital adjustments	—	—
Adjusted total capital	($27)	($29)
The table below presents the components of our statutory capital.
Table 36 - Statutory Capital Components

(In billions)	March 31, 2024	December 31, 2023
Total equity	$50	$48
Less:
Senior preferred stock	73	73
AOCI, net of taxes	—	—
Core capital	(23)	(25)
General allowance for foreclosure losses(1)	7	7
Total capital	($16)	($18)
(1)Represents our allowance for credit losses.

Freddie Mac 1Q 2024 Form 10-Q	36

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below presents our capital metrics under the ERCF.
Table 37 - Capital Metrics Under ERCF

(In billions)		March 31, 2024		December 31, 2023
Adjusted total assets			$3,786	$3,775
Risk-weighted assets (standardized approach):
Credit risk			893	884
Market risk			54	54
Operational risk			71	71
Total risk-weighted assets			$1,018	$1,009

(In billions)		March 31, 2024		December 31, 2023
Stress capital buffer			$28	$28
Stability capital buffer			29	23
Countercyclical capital buffer amount			—	—
PCCBA			$57	$51
PLBA			$14	$11

	March 31, 2024
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$81	N/A	$81	($16)	($97)
CET1 capital	46	$57	103	(41)	(144)
Tier 1 capital	61	57	118	(27)	(145)
Adjusted total capital	81	57	138	(27)	(165)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(1.5)%	(9.5)%
CET1 capital	4.5	5.6%	10.1	(4.0)	(14.1)
Tier 1 capital	6.0	5.6	11.6	(2.6)	(14.2)
Adjusted total capital	8.0	5.6	13.6	(2.6)	(16.2)
Leverage capital amounts:
Core capital	$95	N/A	$95	($23)	($118)
Tier 1 capital	95	$14	109	(27)	(136)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.6)%	(3.1)%
Tier 1 capital	2.5	0.4%	2.9	(0.7)	(3.6)
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2024 Form 10-Q	37

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2023
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$81	N/A	$81	($18)	($99)
CET1 capital	45	$51	96	(43)	(139)
Tier 1 capital	60	51	111	(29)	(140)
Adjusted total capital	81	51	132	(29)	(161)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(1.8)%	(9.8)%
CET1 capital	4.5	5.0%	9.5	(4.3)	(13.8)
Tier 1 capital	6.0	5.0	11.0	(2.9)	(13.9)
Adjusted total capital	8.0	5.0	13.0	(2.9)	(15.9)
Leverage capital amounts:
Core capital	$95	N/A	$95	($25)	($120)
Tier 1 capital	95	$11	106	(29)	(135)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.7)%	(3.2)%
Tier 1 capital	2.5	0.3%	2.8	(0.8)	(3.6)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At March 31, 2024, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our capital amounts and ratios under the ERCF.

Freddie Mac 1Q 2024 Form 10-Q	38

Management's Discussion and Analysis	Critical Accounting Estimates
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates and policies relate to the Single-Family allowance for credit losses. For additional information about our critical accounting estimates and other significant accounting policies, see Note 1 and Critical Accounting Estimates in our 2023 Annual Report.
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
Table 38 - Forecasted House Price Growth Rates

	12-Month Forward	13- to 24-Month Forward
March 31, 2024	0.2%	0.6%
December 31, 2023	2.8	2.0

Freddie Mac 1Q 2024 Form 10-Q	39

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
FICO 10T and VantageScore 4.0

In October 2022, FHFA announced the validation and approval of the FICO 10T and VantageScore 4.0 credit score models for use by Freddie Mac and Fannie Mae, as well as the transition to a bi-merge credit reporting requirement. Under a bi-merge approach, lenders may obtain credit reports from two, rather than three, of the national consumer reporting agencies for each borrower. In March 2023, FHFA and the Enterprises initiated a public engagement process to solicit input on this initiative and gather information on how to ensure a smooth transition to the new credit score requirements.
On February 29, 2024, FHFA announced further updates to the implementation of new credit score requirements for single-family loans acquired by the Enterprises. FHFA aligned the implementation date of the bi-merge credit reporting requirement with the transition from the Classic FICO credit score model, which is expected to occur in the fourth quarter of 2025.
FHFA further announced in February that Freddie Mac and Fannie Mae will accelerate the publication of VantageScore 4.0 historical data to early in the third quarter of 2024. As part of the transition, Freddie Mac and Fannie Mae will make available historical VantageScore 4.0 data on loans acquired by the Enterprises during the 10-year period from April 1, 2013 to March 31, 2023. FHFA and the Enterprises will continue to work towards providing similar data to support the transition to the FICO 10T model, contingent upon achieving the necessary conditions for acquisition and publication of this data.
Fair Lending Oversight Rule

On April 29, 2024, FHFA issued its final rule on fair lending, fair housing, and equitable housing finance plans. We are currently assessing the impact of the final rule.

Freddie Mac 1Q 2024 Form 10-Q	40

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-Family and Multifamily segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends including, but not limited to, changes in house prices and house price forecasts, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our CRT transactions, the impact of banking crises or failures, the effects of catastrophic events or significant climate change effects and actions taken in response thereto on our business, and our results of operations and financial condition. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as "could," "may," "will," "believe," "expect," "anticipate," "forecast," and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the Risk Factors section in our 2023 Annual Report, and including, without limitation, the following:
■ The actions the federal government (including FHFA, Treasury, and Congress) and state governments may take, require us to take, or restrict us from taking, including actions to promote equitable access to affordable and sustainable housing, such as programs to implement the expectations in FHFA's Conservatorship Scorecards, recent requirements and guidance related to equitable housing and fair lending, and other objectives for us;
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
■ Changes in investor demand for our debt or mortgage-related securities;

Freddie Mac 1Q 2024 Form 10-Q	41

Management's Discussion and Analysis	Forward-Looking Statements

■ Our ability to maintain market acceptance of our mortgage-related securities, including our ability to maintain alignment of the prepayment speeds and pricing performance of our and Fannie Mae's respective UMBS;
■ Changes in the practices of loan originators, servicers, investors, and other participants in the secondary mortgage market;
■ Competition from other market participants, which could affect the pricing we offer for our products, the credit characteristics of the loans we purchase, and our ability to meet our affordable housing goals and other mandated activities;
■ The adverse consequences on our business and operations that may occur from the transition to SOFR as the replacement for LIBOR;
■ The availability of critical third parties, or their vendors and other business partners, to deliver products or services, or to manage risks, including cybersecurity risk, effectively;
■ The occurrence of a catastrophic event or significant climate change effects in areas in which our offices, significant portions of our total mortgage portfolio, or the offices of critical third parties are located, and for which we may be uninsured or significantly underinsured; and
■    Other factors and assumptions described in this Form 10-Q and our 2023 Annual Report, including in the MD&A section.
Forward-looking statements are made only as of the date of this Form 10-Q, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac 1Q 2024 Form 10-Q	42

Financial Statements

Financial Statements

Freddie Mac 1Q 2024 Form 10-Q	43

Financial Statements	Condensed Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(In millions, except share-related amounts)	1Q 2024	1Q 2023
Net interest income
Interest income	$28,385	$24,987
Interest expense	(23,626)	(20,486)
Net interest income	4,759	4,501

Non-interest income
Guarantee income	496	466
Investment gains, net	405	(225)
Other income	97	85
Non-interest income	998	326
Net revenues	5,757	4,827

(Provision) benefit for credit losses	(181)	(395)

Non-interest expense
Salaries and employee benefits	(421)	(374)
Credit enhancement expense	(597)	(530)
Benefit for (decrease in) credit enhancement recoveries	1	49
Legislative assessments expense	(754)	(735)
Other expense	(351)	(342)
Non-interest expense	(2,122)	(1,932)

Income before income tax expense	3,454	2,500
Income tax expense	(688)	(505)
Net income	2,766	1,995
Other comprehensive income (loss), net of taxes and reclassification adjustments	(25)	54
Comprehensive income	$2,741	$2,049

Net income	$2,766	$1,995
Amounts attributable to senior preferred stock	(2,741)	(2,049)
Net income attributable to common stockholders	$25	($54)
Net income per common share	$0.01	($0.02)
Weighted average common shares (in millions)	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2024 Form 10-Q	44

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except share-related amounts)	2024	2023
Assets
Cash and cash equivalents (includes $1,584 and $978 of restricted cash and cash equivalents)	$3,531	$6,019
Securities purchased under agreements to resell	102,257	95,148
Investment securities, at fair value	41,400	43,275
Mortgage loans held-for-sale (includes $7,926 and $7,356 at fair value)	12,034	12,941
Mortgage loans held-for-investment (net of allowance for credit losses of $6,570 and $6,383 and includes $1,931 and $1,806 at fair value)	3,088,687	3,083,665
Accrued interest receivable, net	10,047	9,925
Deferred tax assets, net	4,227	4,076
Other assets (includes $5,849 and $6,095 at fair value)	25,190	25,927
Total assets	$3,287,373	$3,280,976
Liabilities and equity
Liabilities
Accrued interest payable	$8,712	$8,812
Debt (includes $2,696 and $2,476 at fair value)	3,211,742	3,208,346
Other liabilities (includes $1,053 and $873 at fair value)	16,456	16,096
Total liabilities	3,236,910	3,233,254
Commitments and contingencies
Equity
Senior preferred stock (liquidation preference of $120,370 and $117,309)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(32,362)	(35,128)
AOCI, net of taxes, related to:
Available-for-sale securities	51	72
Other	(98)	(94)
AOCI, net of taxes	(47)	(22)
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	50,463	47,722
Total liabilities and equity	$3,287,373	$3,280,976
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	March 31,	December 31,
(In millions)	2024	2023
Assets:
Cash and cash equivalents (includes $1,483 and $890 of restricted cash and cash equivalents)	$1,484	$891
Securities purchased under agreements to resell	10,777	9,396
Investment securities, at fair value	—	65
Mortgage loans held-for-investment, net	3,044,215	3,039,461
Accrued interest receivable, net	9,051	8,885
Other assets	5,525	4,858
Total assets of consolidated VIEs	$3,071,052	$3,063,556
Liabilities:
Accrued interest payable	$7,702	$7,527
Debt	3,050,038	3,041,927
Total liabilities of consolidated VIEs	$3,057,740	$3,049,454
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2024 Form 10-Q	45

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2023	1	464	650	$72,648	$14,109	$—	($35,128)	($22)	($3,885)	$47,722
Comprehensive income:
Net income	—	—	—	—	—	—	2,766	—	—	2,766
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $7 million)	—	—	—	—	—	—	—	(25)	—	(25)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $1 million)	—	—	—	—	—	—	—	4	—	4
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	(4)	—	(4)
Comprehensive income	—	—	—	—	—	—	2,766	(25)	—	2,741
Ending balance at March 31, 2024	1	464	650	$72,648	$14,109	$—	($32,362)	($47)	($3,885)	$50,463

Balance at December 31, 2022	1	464	650	$72,648	$14,109	$—	($45,666)	($188)	($3,885)	$37,018
Comprehensive income:
Net income	—	—	—	—	—	—	1,995	—	—	1,995
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $14 million)	—	—	—	—	—	—	—	52	—	52
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $0 million)	—	—	—	—	—	—	—	—	—	—
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	2	—	2
Comprehensive income	—	—	—	—	—	—	1,995	54	—	2,049
Ending balance at March 31, 2023	1	464	650	$72,648	$14,109	$—	($43,671)	($134)	($3,885)	$39,067
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2024 Form 10-Q	46

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	1Q 2024	1Q 2023
Net cash provided by (used in) operating activities	$2,894	$3,435
Cash flows from investing activities
Investment securities:
Purchases	(15,067)	(39,052)
Proceeds from sales	16,257	34,919
Proceeds from maturities and repayments	1,595	5,464
Mortgage loans acquired held-for-investment:
Purchases	(23,751)	(19,991)
Proceeds from sales	714	1,661
Proceeds from repayments	57,248	55,034
Advances under secured lending arrangements	(19,544)	(22,317)
Net (increase) decrease in securities purchased under agreements to resell	(10,736)	(13,353)
Cash flows related to derivatives	1,890	61
Other, net	320	(112)
Net cash provided by (used in) investing activities	8,926	2,314
Cash flows from financing activities
Debt of consolidated trusts:
Proceeds from issuance	43,851	44,187
Repayments and redemptions	(57,074)	(55,197)
Debt of Freddie Mac:
Proceeds from issuance	32,281	64,864
Repayments	(36,920)	(52,748)
Net increase (decrease) in securities sold under agreements to repurchase	3,555	(7,339)
Other, net	(1)	(3)
Net cash provided by (used in) financing activities	(14,308)	(6,236)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(2,488)	(487)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	6,019	6,360
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$3,531	$5,873

Supplemental cash flow information
Cash paid for:
Debt interest	$24,220	$20,806
Income taxes	—	—
Non-cash investing and financing activities (Notes 3 and 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 1Q 2024 Form 10-Q	47

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Notes to Condensed Consolidated Financial Statements
NOTE 1
Summary of Significant Accounting Policies
Freddie Mac is a GSE chartered by Congress in 1970, with a mission to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. The conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury, under which we issued Treasury both senior preferred stock and a warrant to purchase common stock. Our Purchase Agreement with Treasury is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities. For more information on the conservatorship, the roles of FHFA and Treasury, and the Purchase Agreement, see our 2023 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary of our 2023 Annual Report.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2023 Annual Report.
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
Consolidation and Equity Investments

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
We invest in LIHTC partnerships to support and preserve the supply of affordable housing. We have elected to account for these investments using the proportional amortization method when applicable. The carrying amount of our investments in LIHTC partnerships is presented in other assets on our condensed consolidated balance sheets and totaled $3.6 billion as of March 31, 2024.

Freddie Mac 1Q 2024 Form 10-Q	48

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
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
		January 1, 2024	The adoption of these amendments did not have a material effect on our consolidated financial statements. See the preceding section Consolidation and Equity Investments for further information.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this Update require the disclosure of more detailed quantitative and qualitative information about significant segment expenses that are regularly provided to the CODM and included in each reported measure of segment profit or loss.	December 31, 2024	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require annual disclosure of more detailed tax rate reconciliation categories and income taxes paid by geography and jurisdiction.	January 1, 2025	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 1Q 2024 Form 10-Q	49

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
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
Table 2.1 - Nonconsolidated VIEs

	March 31, 2024
	Carrying Amounts of the Assets and Liabilities On the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,576	$168	$440	$30,434	$24,762
Resecuritization products(2)	4,774	65	708	109,215	109,215
CRT products(3)	—	90	284	29,116	10
Total Single-Family	6,350	323	1,432	168,765	133,987
Multifamily:
Securitization products(4)	5,775	5,097	4,519	361,164	321,905
CRT products(3)	—	14	15	1,355	11
Total Multifamily	5,775	5,111	4,534	362,519	321,916
Other	—	7	5	112	483
Total	$12,125	$5,441	$5,971	$531,396	$456,386
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2024 Form 10-Q	50

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

	December 31, 2023
	Carrying Amounts of the Assets and Liabilities On the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,272	$172	$427	$30,298	$24,600
Resecuritization products(2)	4,952	67	626	110,320	110,320
CRT products(3)	—	92	220	29,126	14
Total Single-Family	6,224	331	1,273	169,744	134,934
Multifamily:
Securitization products(4)	5,985	5,082	4,652	360,928	321,262
CRT products(3)	—	11	7	1,359	8
Total Multifamily	5,985	5,093	4,659	362,287	321,270
Other	—	7	5	117	468
Total	$12,209	$5,431	$5,937	$532,148	$456,672
(1)    Other assets primarily include our guarantee assets. Liabilities primarily include our guarantee obligations.
(2)    Total assets and maximum exposure to loss are based on the UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts. We exclude noncommingled resecuritization trusts from these amounts as we have already guaranteed the underlying collateral and therefore noncommingled resecuritizations do not involve any incremental assets or create any incremental exposure to credit risk. Total assets exclude less than $0.1 billion and $0.1 billion as of March 31, 2024 and December 31, 2023, respectively, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.
(3)    Maximum exposure to loss is based on our expected recovery receivables and excludes our obligations to make certain payments to the VIE to support payment of the interest due on the notes issued by the VIE, which we account for as derivative instruments. The notional value of these derivative instruments is equal to the total assets of the VIE.
(4)    Includes total assets of $0.7 billion and $0.3 billion as of March 31, 2024 and December 31, 2023, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off.

Freddie Mac 1Q 2024 Form 10-Q	51

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	March 31, 2024			December 31, 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$3,104	$9,446	$12,550	$3,527	$9,905	$13,432
Cost basis and fair value adjustments, net	(618)	102	(516)	(712)	221	(491)
Total held-for-sale loans, net	2,486	9,548	12,034	2,815	10,126	12,941
Held-for-investment UPB	3,001,013	61,757	3,062,770	2,996,509	59,203	3,055,712
Cost basis and fair value adjustments, net(1)	32,804	(317)	32,487	34,627	(291)	34,336
Allowance for credit losses	(6,189)	(381)	(6,570)	(6,057)	(326)	(6,383)
Total held-for-investment loans, net(2)	3,027,628	61,059	3,088,687	3,025,079	58,586	3,083,665
Total mortgage loans, net	$3,030,114	$70,607	$3,100,721	$3,027,894	$68,712	$3,096,606
(1)Includes ($0.5) billion and ($0.2) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method hedge relationships as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes $1.9 billion and $1.8 billion of multifamily held-for-investment loans for which we have elected the fair value option as of March 31, 2024 and December 31, 2023, respectively.
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In millions)	1Q 2024	1Q 2023
Single-Family:
Purchases:
Held-for-investment loans	$62,269	$58,965
Sales of held-for-sale loans(1)	618	—
Multifamily:
Purchases:
Held-for-investment loans	2,625	3,349
Held-for-sale loans	6,459	2,695
Sales of held-for-sale loans(2)	6,603	6,150
(1)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(2)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates.

Freddie Mac 1Q 2024 Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Reclassifications

The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the periods presented.
Table 3.3 - Loan Reclassifications(1)

	1Q 2024			1Q 2023
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$376	$8	$—	$—	$—	$—
Held-for-sale to held-for-investment(2)	50	4	4	48	4	4
Multifamily reclassifications from:
Held-for-investment to held-for-sale	264	1	(5)	4,731	1	(27)
Held-for-sale to held-for-investment(2)	369	—	3	561	—	16
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
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual(1)

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	March 31, 2024	December 31, 2023	1Q 2024
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$12,189	$12,682	$31
15-year or less, amortizing fixed-rate	485	519	1
Adjustable-rate and other	247	257	1
Total Single-Family	12,921	13,458	33
Total Multifamily	103	64	1
Total Single-Family and Multifamily	$13,024	$13,522	$34

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	March 31, 2023	December 31, 2022	1Q 2023
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$9,348	$9,307	$28
15-year or less, amortizing fixed-rate	434	427	1
Adjustable-rate and other	332	361	1
Total Single-Family	10,114	10,095	30
Total Multifamily	41	42	1
Total Single-Family and Multifamily	$10,155	$10,137	$31
(1)Excludes amounts related to loans for which we have elected the fair value option.
(2)Represents the amount of payments received during the period, including those received while the loans were on accrual status, for the held-for-investment loans on non-accrual status as of period end.

Freddie Mac 1Q 2024 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

The table below provides the amount of accrued interest receivable, net presented on our condensed consolidated balance sheets and the amount of accrued interest receivable related to loans on non-accrual status at the end of the periods that was charged off.
Table 3.5 - Accrued Interest Receivable, Net and Related Charge-Offs

	Accrued Interest Receivable, Net		Accrued Interest Receivable Related Charge-Offs
(In millions)	March 31, 2024	December 31, 2023	1Q 2024	1Q 2023
Single-Family loans	$8,980	$8,833	($46)	($48)
Multifamily loans	297	287	(1)	—
Credit Quality

Single-Family
The current LTV ratio is one key factor we consider when estimating our allowance for credit losses for single-family loans. As current LTV ratios increase, the borrower's equity in the home decreases, which may negatively affect the borrower's ability to refinance or to sell the property for an amount at or above the balance of the outstanding loan.
The table below presents the amortized cost basis of single-family held-for-investment loans by current LTV ratio. Our current LTV ratios are estimates based on available data through the end of each period presented.

Freddie Mac 1Q 2024 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	March 31, 2024
	Year of Origination						Total
(In millions)	2024	2023	2022	2021	2020	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$5,993	$42,364	$95,196	$520,140	$539,594	$495,830	$1,699,117
> 60 to 80	16,569	108,193	181,642	301,741	87,998	18,128	714,271
> 80 to 90	6,969	63,047	86,453	25,075	1,309	467	183,320
> 90 to 100	10,954	52,215	21,489	1,673	106	94	86,531
> 100	7	79	971	55	12	85	1,209
Total 20- and 30-year or more, amortizing fixed-rate	40,492	265,898	385,751	848,684	629,019	514,604	2,684,448
Current period gross charge-offs(1)	—	1	9	10	6	29	55
15-year or less, amortizing fixed-rate
≤ 60	681	4,466	20,462	119,250	95,360	64,690	304,909
> 60 to 80	734	3,925	7,361	3,364	209	19	15,612
> 80 to 90	108	627	376	20	—	1	1,132
> 90 to 100	68	164	28	—	—	—	260
> 100	—	—	—	—	—	1	1
Total 15-year or less, amortizing fixed-rate	1,591	9,182	28,227	122,634	95,569	64,711	321,914
Current period gross charge-offs(1)	—	—	—	—	—	1	1
Adjustable-rate and other
≤ 60	55	422	1,670	3,314	1,432	12,960	19,853
> 60 to 80	220	1,296	2,603	1,019	87	240	5,465
> 80 to 90	109	796	997	45	3	17	1,967
> 90 to 100	84	356	246	3	—	8	697
> 100	—	—	15	—	—	4	19
Total adjustable-rate and other	468	2,870	5,531	4,381	1,522	13,229	28,001
Current period gross charge-offs(1)	—	—	—	—	—	—	—
Total for all loan product types by current LTV ratio:
≤ 60	6,729	47,252	117,328	642,704	636,386	573,480	2,023,879
> 60 to 80	17,523	113,414	191,606	306,124	88,294	18,387	735,348
> 80 to 90	7,186	64,470	87,826	25,140	1,312	485	186,419
> 90 to 100	11,106	52,735	21,763	1,676	106	102	87,488
> 100	7	79	986	55	12	90	1,229
Total Single-Family loans	$42,551	$277,950	$419,509	$975,699	$726,110	$592,544	$3,034,363
Total current period gross charge-offs(1)	$—	$1	$9	$10	$6	$30	$56
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2024 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2023
	Year of Origination						Total
(In millions)	2023	2022	2021	2020	2019	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$39,500	$93,279	$513,267	$542,449	$94,348	$411,663	$1,694,506
> 60 to 80	105,384	183,251	318,965	95,102	12,402	7,296	722,400
> 80 to 90	55,973	90,785	27,750	1,272	213	262	176,255
> 90 to 100	51,994	23,460	1,542	71	16	77	77,160
> 100	28	912	24	9	5	88	1,066
Total 20- and 30-year or more, amortizing fixed-rate	252,879	391,687	861,548	638,903	106,984	419,386	2,671,387
Full-year gross charge-offs(1)	—	12	37	43	45	243	380
15-year or less, amortizing fixed-rate
≤ 60	4,221	20,246	121,709	98,338	12,488	56,493	313,495
> 60 to 80	3,973	8,314	4,491	278	19	5	17,080
> 80 to 90	623	509	25	—	—	—	1,157
> 90 to 100	198	33	1	—	—	—	232
> 100	1	1	—	—	—	1	3
Total 15-year or less, amortizing fixed-rate	9,016	29,103	126,226	98,616	12,507	56,499	331,967
Full-year gross charge-offs(1)	—	1	2	1	—	2	6
Adjustable-rate and other
≤ 60	356	1,650	3,325	1,465	586	12,950	20,332
> 60 to 80	1,153	2,651	1,105	89	25	227	5,250
> 80 to 90	689	1,040	48	3	—	18	1,798
> 90 to 100	317	276	2	—	—	8	603
> 100	—	16	—	—	—	4	20
Total adjustable-rate and other	2,515	5,633	4,480	1,557	611	13,207	28,003
Full-year gross charge-offs(1)	—	—	—	—	—	1	1
Total for all loan product types by current LTV ratio:
≤ 60	44,077	115,175	638,301	642,252	107,422	481,106	2,028,333
> 60 to 80	110,510	194,216	324,561	95,469	12,446	7,528	744,730
> 80 to 90	57,285	92,334	27,823	1,275	213	280	179,210
> 90 to 100	52,509	23,769	1,545	71	16	85	77,995
> 100	29	929	24	9	5	93	1,089
Total Single-Family loans	$264,410	$426,423	$992,254	$739,076	$120,102	$489,092	$3,031,357
Total full-year gross charge-offs(1)	$—	$13	$39	$44	$45	$246	$387
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 1Q 2024 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	March 31, 2024
	Year of Origination							Total
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans
Category:
Pass	$1,512	$14,753	$17,617	$7,264	$6,208	$7,602	$2,289	$57,245
Special mention	—	20	307	63	35	410	—	835
Substandard	—	—	96	299	319	680	—	1,394
Doubtful	—	—	35	—	—	—	—	35
Total	$1,512	$14,773	$18,055	$7,626	$6,562	$8,692	$2,289	$59,509

	December 31, 2023
	Year of Origination							Total
(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans
Category:
Pass	$13,804	$17,845	$7,430	$6,345	$4,420	$3,254	$2,266	$55,364
Special mention	20	85	28	43	294	106	—	576
Substandard	—	33	188	259	223	464	—	1,167
Doubtful	—	—	—	—	—	—	—	—
Total	$13,824	$17,963	$7,646	$6,647	$4,937	$3,824	$2,266	$57,107
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, for which we have not elected the fair value option, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status(1)

	March 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual With No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,645,711	$21,872	$5,066	$11,799	$2,684,448	$396
15-year or less, amortizing fixed-rate	319,876	1,335	231	472	321,914	4
Adjustable-rate and other	27,350	331	81	239	28,001	47
Total Single-Family	2,992,937	23,538	5,378	12,510	3,034,363	447
Total Multifamily	59,396	6	4	103	59,509	16
Total Single-Family and Multifamily	$3,052,333	$23,544	$5,382	$12,613	$3,093,872	$463

	December 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual with No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,627,763	$25,528	$5,787	$12,309	$2,671,387	$406
15-year or less, amortizing fixed-rate	329,601	1,589	270	507	331,967	4
Adjustable-rate and other	27,317	342	95	249	28,003	49
Total Single-Family	2,984,681	27,459	6,152	13,065	3,031,357	459
Total Multifamily	57,031	12	—	64	57,107	23
Total Single-Family and Multifamily	$3,041,712	$27,471	$6,152	$13,129	$3,088,464	$482
Referenced footnotes are on the next page.

Freddie Mac 1Q 2024 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

(1)There were no held-for-investment loans that were three months or more past due and accruing interest as of both March 31, 2024 and December 31, 2023.
(2)Includes $2.0 billion of single-family loans that were in the process of foreclosure as of both March 31, 2024 and December 31, 2023.
(3)Loans with no allowance for loan losses primarily represent loans that were previously charged off and for which the amount we expect to collect is sufficiently in excess of the amortized cost to result in recovery of the entire amortized cost basis if the property were foreclosed upon or otherwise subject to disposition. We exclude the amounts of allowance for credit losses on advances of pre-foreclosure costs when determining whether a loan has an allowance for credit losses.
Loan Restructurings

Single-Family Loan Restructurings
We offer several types of restructurings to single-family borrowers that may result in a payment delay, interest rate reduction, term extension, or combination thereof. We do not offer principal forgiveness.
For purposes of the disclosure related to single-family loan restructurings involving borrowers experiencing financial difficulty, we exclude loans that were held-for-sale either at the time of restructuring or at the period end. The table below presents the amortized cost basis of single-family held-for-investment loan restructurings involving borrowers experiencing financial difficulty that we entered into during the periods presented. The amortized cost basis of loans in trial period modification plans was $2.2 billion and $1.8 billion as of both March 31, 2024 and March 31, 2023, respectively. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	1Q 2024
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,461	$1,311	$6	$6,778	0.3%
15-year or less, amortizing fixed-rate	222	—	—	222	0.1
Adjustable-rate and other	57	4	1	62	0.2
Total Single-Family loan restructurings	$5,740	$1,315	$7	$7,062	0.2

	1Q 2023
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$6,357	$1,037	$86	$7,480	0.3%
15-year or less, amortizing fixed-rate	332	19	1	352	0.1
Adjustable-rate and other	76	13	4	93	0.3
Total Single-Family loan restructurings	$6,765	$1,069	$91	$7,925	0.3
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified.
(2)    Includes $2.6 billion and $2.7 billion related to payment deferral plans for 1Q 2024 and 1Q 2023, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
(3)    Based on the amortized cost basis as of period end, divided by the total period-end amortized cost basis of the corresponding financing receivable class of single-family held-for-investment loans.

Freddie Mac 1Q 2024 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

The table below shows the financial effect of single-family held-for-investment loan restructurings involving borrowers experiencing financial difficulty that we entered into during the periods presented.
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	1Q 2024
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.2%	171	$16
15-year or less, amortizing fixed-rate	—	22	14
Adjustable-rate and other	0.8	217	16

	1Q 2023
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.9%	180	$16
15-year or less, amortizing fixed-rate	0.4	354	16
Adjustable-rate and other	2.0	206	19
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
Table 3.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	1Q 2024
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$798	$397	$5	$1,200
15-year or less, amortizing fixed-rate	30	—	—	30
Adjustable-rate and other	9	—	—	9
Total Single-Family	$837	$397	$5	$1,239

	1Q 2023
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$704	$175	$206	$1,085
15-year or less, amortizing fixed-rate	32	—	—	32
Adjustable-rate and other	10	2	5	17
Total Single-Family	$746	$177	$211	$1,134
(1)    Excludes forbearance plans and repayment plans as borrowers are typically past due based on the loan's original contractual terms at the time the borrowers enter into these plans.

Freddie Mac 1Q 2024 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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
Table 3.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	March 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,438	$2,559	$1,363	$5,201	$20,561
15-year or less, amortizing fixed-rate	394	84	49	191	718
Adjustable-rate and other	102	19	14	53	188
Total Single-Family	$11,934	$2,662	$1,426	$5,445	$21,467

	March 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$16,491	$2,381	$1,572	$6,642	$27,086
15-year or less, amortizing fixed-rate	670	98	71	310	1,149
Adjustable-rate and other	227	33	17	115	392
Total Single-Family	$17,388	$2,512	$1,660	$7,067	$28,627
Non-Cash Investing and Financing Activities

During 1Q 2024 and 1Q 2023, we acquired $41.5 billion and $42.5 billion, respectively, of loans held-for-investment in exchange for the issuance of debt of consolidated trusts in guarantor swap transactions. We received approximately $18.2 billion and $21.3 billion of loans held-for-investment from sellers during 1Q 2024 and 1Q 2023, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 1Q 2024 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Table 4.1 - Financial Guarantees

	March 31, 2024
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,434	$24,762	$395	40
Other mortgage-related guarantees	8,511	8,511	152	28
Total Single-Family mortgage-related guarantees	38,945	33,273	547
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	361,164	321,905	4,451	36
Other mortgage-related guarantees	10,720	10,720	363	35
Total Multifamily mortgage-related guarantees	371,884	332,625	4,814
Guarantees of Fannie Mae securities(4)	109,215	109,215	—	38
Other	112	483	—	30

	December 31, 2023
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,289	$24,600	$382	40
Other mortgage-related guarantees	8,692	8,692	161	28
Total Single-Family mortgage-related guarantees	38,981	33,292	543
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	360,928	321,262	4,577	36
Other mortgage-related guarantees	10,761	10,761	383	35
Total Multifamily mortgage-related guarantees	371,689	332,023	4,960
Guarantees of Fannie Mae securities(4)	110,320	110,320	—	38
Other	117	468	—	30
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 5 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Includes UPB of $0.7 billion and $0.3 billion as of March 31, 2024 and December 31, 2023, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off. In addition, includes guarantees that are accounted for as derivatives with UPB of $2.1 billion as of both March 31, 2024 and December 31, 2023.
(4)    Excludes less than $0.1 billion and $0.1 billion as of March 31, 2024 and December 31, 2023, respectively, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.

Freddie Mac 1Q 2024 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 4.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	March 31, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$34,447	$2,208	$835	$1,455	$38,945
Multifamily	370,265	298	125	1,196	371,884
Total	$404,712	$2,506	$960	$2,651	$410,829

	December 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$34,524	$2,172	$827	$1,458	$38,981
Multifamily	369,785	850	98	956	371,689
Total	$404,309	$3,022	$925	$2,414	$410,670
Other Off-Balance Sheet Credit Exposures

In addition to our guarantees, we enter into other agreements that expose us to off-balance sheet credit risk. These agreements may require us to transfer cash before or upon settlement of our contractual obligation. We recognize an allowance for credit losses for those agreements not measured at fair value or otherwise recognized in the financial statements. Most of these commitments expire in less than one year. See Note 5 for additional discussion of our allowance for credit losses on our off-balance sheet credit exposures. The table below presents our other off-balance sheet credit exposures.
Table 4.3 – Other Off-Balance Sheet Credit Exposures

(In millions)	March 31, 2024	December 31, 2023
Mortgage loan purchase commitments(1)	$12,523	$10,378
Unsettled securities purchased under agreements to resell, net(2)	29,896	22,276
Other commitments(3)	4,640	4,701
Total	$47,059	$37,355
(1)Includes $2.8 billion and $1.9 billion of commitments for which we have elected the fair value option as of March 31, 2024 and December 31, 2023, respectively. Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 8 for additional information on commitments accounted for as derivative instruments.
(2)Net of $4.0 billion of unsettled securities sold under agreements to repurchase as of both March 31, 2024 and December 31, 2023.
(3)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

Freddie Mac 1Q 2024 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	1Q 2024			1Q 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Beginning balance	$6,402	$447	$6,849	$7,746	$147	$7,893
Provision (benefit) for credit losses	120	61	181	318	77	395
Charge-offs	(123)	—	(123)	(90)	—	(90)
Recoveries collected	26	—	26	32	—	32
Other(1)	83	—	83	91	—	91
Ending balance	$6,508	$508	$7,016	$8,097	$224	$8,321

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$6,189	$381	$6,570	$7,675	$160	$7,835
Other(2)	319	127	446	422	64	486
Total ending balance	$6,508	$508	$7,016	$8,097	$224	$8,321
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Primarily includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
■    1Q 2024 vs. 1Q 2023 - The provision for credit losses for 1Q 2024 was primarily driven by a modest credit reserve build in Single-Family attributable to new acquisitions and increasing mortgage interest rates. The provision for credit losses for 1Q 2023 was driven by a modest credit reserve build primarily attributable to new acquisitions in Single-Family.

Freddie Mac 1Q 2024 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	March 31, 2024	December 31, 2023
Trading securities	$36,671	$38,385
Available-for-sale securities	4,729	4,890
Total fair value of investment securities	$41,400	$43,275
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	March 31, 2024	December 31, 2023
Mortgage-related securities	$8,118	$8,113
Non-mortgage-related securities	28,553	30,272
Total fair value of trading securities	$36,671	$38,385
For trading securities held at March 31, 2024 and March 31, 2023, we recorded net unrealized losses of $0.2 billion during both 1Q 2024 and 1Q 2023.
Available-for-Sale Securities

The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets. At March 31, 2024 and December 31, 2023, all available-for-sale securities were mortgage-related securities.
Table 6.3 - Available-for-Sale Securities

	March 31, 2024
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$4,355	$7	($126)	$4,236	$10
Other mortgage-related securities	317	187	(11)	493	3
Total available-for-sale securities	$4,672	$194	($137)	$4,729	$13

	December 31, 2023
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$4,467	$13	($110)	$4,370	$10
Other mortgage-related securities	340	188	(8)	520	3
Total available-for-sale securities	$4,807	$201	($118)	$4,890	$13
The fair value of our available-for-sale securities held at March 31, 2024 scheduled to contractually mature after ten years was $1.3 billion, with an additional $2.0 billion scheduled to contractually mature after five years through ten years.

Freddie Mac 1Q 2024 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.4 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	March 31, 2024
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$575	($6)	$2,842	($120)
Other mortgage-related securities	14	(3)	40	(8)
Total available-for-sale securities in a gross unrealized loss position	$589	($9)	$2,882	($128)

	December 31, 2023
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$374	($1)	$3,006	($108)
Other mortgage-related securities	23	(4)	23	(5)
Total available-for-sale securities in a gross unrealized loss position	$397	($5)	$3,029	($113)
At March 31, 2024, the gross unrealized losses relate to 185 securities.
The table below summarizes the total proceeds, gross realized gains and gross realized losses from sales of available-for-sale securities.
Table 6.5 - Total Proceeds, Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	1Q 2024	1Q 2023
Total Proceeds	$399	$459
Gross realized gains	$1	$2
Gross realized losses	(6)	(2)
Net realized gains (losses)	($5)	$—
Non-Cash Investing and Financing Activities

During 1Q 2023, we recognized $0.6 billion of investment securities in exchange for the issuance of debt of consolidated trusts through partial sales of commingled single-class resecuritization products that were previously consolidated.
During 1Q 2024 and 1Q 2023, we derecognized $0.5 billion and $1.4 billion, respectively, of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary.
During 1Q 2024, we purchased $5.0 billion and sold $4.0 billion of non-mortgage-related securities that were traded, but not settled at March 31, 2024. We settled our purchase and sale obligations during 2Q 2024.

Freddie Mac 1Q 2024 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Debt
The table below summarizes the balances of total debt on our condensed consolidated balance sheets.
Table 7.1 - Total Debt

(In millions)	March 31, 2024	December 31, 2023
Debt of consolidated trusts	$3,050,038	$3,041,927
Debt of Freddie Mac:
Short-term debt	8,887	5,976
Long-term debt	152,817	160,443
Total debt of Freddie Mac	161,704	166,419
Total debt	$3,211,742	$3,208,346
Debt of Consolidated Trusts

The table below summarizes the debt of consolidated trusts based on underlying loan product type.
Table 7.2 - Debt of Consolidated Trusts

	March 31, 2024				December 31, 2023
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family:
20-and 30-year or more, fixed-rate	2024 - 2061	$2,616,819	$2,653,655	3.12%	2024 - 2061	$2,603,100	$2,640,550	3.06%
15-year or less, fixed-rate	2024 - 2039	317,001	321,732	2.22	2024 - 2039	326,242	331,291	2.20
Adjustable-rate and other	2024 - 2054	23,490	23,973	4.10	2024 - 2054	23,251	23,749	3.93
Total Single-Family		2,957,310	2,999,360			2,952,593	2,995,590
Multifamily	2024 - 2053	51,767	50,678	3.46	2024 - 2053	47,300	46,337	3.35
Total debt of consolidated trusts		$3,009,077	$3,050,038			$2,999,893	$3,041,927
(1)Includes $2.3 billion and $2.1 billion as of March 31, 2024 and December 31, 2023, respectively, of debt of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt of consolidated trusts was 2.79% and 2.73% as of March 31, 2024 and December 31, 2023, respectively.

Short-Term Debt

The table below summarizes the balances and effective interest rates for short-term debt.
Table 7.3 - Short-Term Debt

	March 31, 2024			December 31, 2023
(Dollars in millions)	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Discount notes and Reference Bills®	$8,931	$8,887	5.37%	$6,032	$5,976	5.39%

Freddie Mac 1Q 2024 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Long-Term Debt

The table below summarizes our long-term debt.
Table 7.4 - Long-Term Debt

	March 31, 2024				December 31, 2023
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Long-term debt:
Fixed-rate:
Medium-term notes — callable	2024 - 2050	$132,076	$131,981	3.04%	2024 - 2050	$139,344	$139,257	3.13%
Medium-term notes — non-callable	2024 - 2028	1,573	1,574	0.98	2024 - 2028	1,573	1,574	0.98
Reference Notes securities — non-callable	2025 - 2032	18,162	18,209	3.19	2025 - 2032	18,162	18,209	3.19
SCR debt notes	2031 - 2032	80	82	13.00	2031 - 2032	82	83	13.00
Variable-rate:
Medium-term notes — callable	2024 - 2029	1,729	1,727	4.60	2024 - 2028	1,869	1,867	4.81
Medium-term notes — non-callable	2026	47	47	8.10	2026	47	47	8.10
STACR	2024 - 2042	1,969	1,885	11.60	2024 - 2042	2,095	2,006	11.45
Zero-coupon:
Medium-term notes — non-callable	2024 - 2039	4,835	3,148	6.19	2024 - 2039	4,836	3,100	6.17
Other	2047 - 2053	—	122	0.83	2047 - 2053	—	121	0.84
Hedging-related basis adjustments		N/A	(5,958)			N/A	(5,821)
Total long-term debt		$160,471	$152,817	3.23%		$168,008	$160,443	3.30%
(1)Represents par value, net of associated discounts or premiums and issuance cost. Includes $0.4 billion at both March 31, 2024 and December 31, 2023 of long-term debt that represents the fair value of debt for which the fair value option was elected.
(2)Based on carrying amount.

The table below summarizes the contractual maturities of long-term debt and debt securities.
Table 7.5 - Contractual Maturities of Long-Term Debt and Debt Securities

March 31, 2024
(In millions)	Amounts
Annual Maturities
Long-term debt (excluding STACR and SCR debt notes):
2024	$27,525
2025	57,582
2026	17,711
2027	13,738
2028	10,248
Thereafter	31,618
Debt of consolidated trusts, STACR, and SCR debt notes(1)	3,011,126
Total	3,169,548
Net discounts, premiums, debt issuance costs, hedge-related, and other basis adjustments(2)	33,307
Total debt of consolidated trusts, STACR, SCR, and long-term debt	$3,202,855
(1)Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.
(2)Other basis adjustments primarily represent changes in fair value on debt where we have elected the fair value option.

Freddie Mac 1Q 2024 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	March 31, 2024			December 31, 2023
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
(In millions)
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$308,358	$1,896	($394)	$351,193	$1,638	($462)
Written options	45,423	—	(1,690)	48,227	—	(1,746)
Purchased options(1)	82,160	4,107	—	89,790	4,251	—
Futures	90,146	—	—	132,982	—	—
Total interest-rate risk management derivatives	526,087	6,003	(2,084)	622,192	5,889	(2,208)
Mortgage commitment derivatives	45,803	15	(8)	26,911	43	(10)
CRT-related derivatives(2)	30,535	—	(300)	30,578	—	(228)
Other	15,777	33	(656)	14,572	3	(567)
Total derivatives not designated as hedges	618,202	6,051	(3,048)	694,253	5,935	(3,013)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	169,942	187	(5,797)	172,202	276	(5,658)
Total derivatives designated as fair value hedges	169,942	187	(5,797)	172,202	276	(5,658)
Receivables (payables)		6	(17)		17	(36)
Netting adjustments(3)		(5,952)	7,810		(5,742)	7,834
Total derivative portfolio, net	$788,144	$292	($1,052)	$866,455	$486	($873)
(1)Includes swaptions on credit indices with a notional or contractual amount of $7.3 billion and $6.4 billion at March 31, 2024 and December 31, 2023, respectively, and a fair value of $2.0 million and $1.0 million at March 31, 2024 and December 31, 2023, respectively.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
(3)Represents counterparty netting and cash collateral netting.

Freddie Mac 1Q 2024 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Derivative Counterparty Credit Risk

The table below presents offsetting and collateral information related to derivatives which are subject to enforceable master netting agreements or similar arrangements.
Table 8.2 - Offsetting of Derivatives

	March 31, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(In millions)
OTC derivatives	$6,191	($7,877)	$6,165	($7,866)
Cleared and exchange-traded derivatives	2	(21)	13	(36)
Mortgage commitment derivatives	18	(8)	47	(10)
Other	33	(956)	3	(795)
Total derivatives	6,244	(8,862)	6,228	(8,707)
Counterparty netting	(4,141)	4,141	(4,210)	4,210
Cash collateral netting(1)	(1,811)	3,669	(1,532)	3,624
Net amount presented in the consolidated balance sheets	292	(1,052)	486	(873)
Gross amount not offset in the consolidated balance sheets(2)	(159)	42	(366)	47
Net amount	$133	($1,010)	$120	($826)
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
Table 8.3 - Gains and Losses on Derivatives

(In millions)	1Q 2024	1Q 2023
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$262	$29
Written options	37	195
Purchased options	56	(504)
Futures	374	(307)
Total interest-rate risk management derivatives fair value gains (losses)	729	(587)
Mortgage commitment derivatives	40	(80)
CRT-related derivatives(1)	(43)	(76)
Other	(108)	61
Total derivatives not designated as hedges fair value gains (losses)	$618	($682)
(1)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.

Freddie Mac 1Q 2024 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Fair Value Hedges

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.4 - Gains and Losses on Fair Value Hedges

	1Q 2024		1Q 2023
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$28,385	($23,626)	$24,987	($20,486)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(995)	—	1,123	—
Derivatives designated as hedging instruments	953	—	(1,073)	—
Interest accruals on hedging instruments	234	—	211	—
Discontinued hedge related basis adjustments amortization	43	—	31	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	134	—	(1,535)
Derivatives designated as hedging instruments	—	(127)	—	1,534
Interest accruals on hedging instruments	—	(929)	—	(1,051)
Discontinued hedge related basis adjustment amortization	—	(2)	—	(38)
The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.5 - Cumulative Basis Adjustments Due to Fair Value Hedging

	March 31, 2024
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,107,342	($3,205)	($546)	($2,659)	$59,281	$11,845
Mortgage loans held-for-sale	131	1	—	1	—	—
Debt	(132,323)	5,958	—	26	—	—

	December 31, 2023
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,115,454	($2,253)	($220)	($2,033)	$59,786	$11,670
Mortgage loans held-for-sale	128	1	—	1	—	—
Debt	(143,407)	5,821	—	29	—	—

Freddie Mac 1Q 2024 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The table below presents offsetting and collateral information related to securities purchased under agreements to resell, and securities sold under agreements to repurchase, which are subject to enforceable master netting agreements or similar arrangements.
Table 9.1 - Offsetting and Collateral Information of Certain Financial Assets and Liabilities

	March 31, 2024
(In millions)	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(1)	Net Amount
Assets:
Securities purchased under agreements to resell	$116,057	($13,800)	$102,257	($102,257)	$—
Liabilities:
Securities sold under agreements to repurchase	(13,800)	13,800	—	—	—

	December 31, 2023
(In millions)	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(1)	Net Amount
Assets:
Securities purchased under agreements to resell	$105,393	($10,245)	$95,148	($95,148)	$—
Liabilities:
Securities sold under agreements to repurchase	(10,245)	10,245	—	—	—
(1)For securities purchased under agreements to resell, includes $112.6 billion and $104.2 billion of collateral that we had the right to repledge as of March 31, 2024 and December 31, 2023, respectively. We repledged $0.5 billion and $0.4 billion of collateral as of March 31, 2024 and December 31, 2023, respectively.
The table below presents the remaining contractual maturity of our gross obligations for securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 9.2 - Remaining Contractual Maturity

	March 31, 2024
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
Securities sold under agreements to repurchase	$10,434	$3,366	$—	$—	$13,800

	December 31, 2023
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
Securities sold under agreements to repurchase	$—	$10,245	$—	$—	$10,245

Freddie Mac 1Q 2024 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Collateral Pledged

The table below summarizes the carrying value of the collateral pledged by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 9.3 - Collateral in the Form of Securities Pledged

	March 31, 2024
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Cash equivalents(2)	$—	$75	$—	$75
Trading securities	1,903	5,500	2,330	9,733
Other assets	—	4,002	—	4,002
Total securities pledged	$1,903	$9,577	$2,330	$13,810

	December 31, 2023
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$1,866	$3,666	$2,370	$7,902
Other assets	—	4,555	—	4,555
Total securities pledged	$1,866	$8,221	$2,370	$12,457
(1)Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
(2)Represents U.S. Treasury securities accounted for as cash equivalents.

Freddie Mac 1Q 2024 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of income.
Table 10.1 - Components of Net Interest Income

(In millions)	1Q 2024	1Q 2023
Interest income:
Mortgage loans	$26,229	$23,304
Investment securities	470	316
Securities purchased under agreements to resell	1,532	1,220
Other	154	147
Total interest income	28,385	24,987
Interest expense:
Debt of consolidated trusts	(21,122)	(18,261)
Debt of Freddie Mac:
Short-term debt	(256)	(154)
Long-term debt	(2,248)	(2,071)
Total interest expense	(23,626)	(20,486)
Net interest income	4,759	4,501
(Provision) benefit for credit losses	(181)	(395)
Net interest income after (provision) benefit for credit losses	$4,578	$4,106

Freddie Mac 1Q 2024 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Results

The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	1Q 2024			1Q 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income	$4,488	$271	$4,759	$4,296	$205	$4,501
Non-interest income
Guarantee income	19	477	496	32	434	466
Investment gains, net	(86)	491	405	(179)	(46)	(225)
Other income	53	44	97	54	31	85
Non-interest income	(14)	1,012	998	(93)	419	326
Net revenues	4,474	1,283	5,757	4,203	624	4,827
(Provision) benefit for credit losses	(120)	(61)	(181)	(318)	(77)	(395)
Non-interest expense	(1,925)	(197)	(2,122)	(1,783)	(149)	(1,932)
Income before income tax expense	2,429	1,025	3,454	2,102	398	2,500
Income tax expense	(484)	(204)	(688)	(425)	(80)	(505)
Net income	1,945	821	2,766	1,677	318	1,995
Other comprehensive income (loss), net of taxes and reclassification adjustments	(5)	(20)	(25)	(1)	55	54
Comprehensive income	$1,940	$801	$2,741	$1,676	$373	$2,049
The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	March 31, 2024	December 31, 2023
Single-Family	$3,042,952	$3,038,910
Multifamily	443,087	440,797
Total segment assets	3,486,039	3,479,707
Reconciling items(1)	(198,666)	(198,731)
Total assets per condensed consolidated balance sheets	$3,287,373	$3,280,976

(1)Reconciling items include assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 1Q 2024 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	March 31, 2024
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region:(2)
West	$909,769	30%	0.41%
Northeast	704,001	23	0.61
Southeast	532,815	17	0.54
Southwest	453,381	15	0.51
North Central	442,742	15	0.52
Total	$3,042,708	100%	0.52
State:
California	$513,997	17%	0.41
Texas	214,630	7	0.54
Florida	201,175	7	0.61
New York	132,747	4	0.89
Illinois	113,777	4	0.69
All other	1,866,382	61	0.49
Total	$3,042,708	100%	0.52
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

Freddie Mac 1Q 2024 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

Multifamily Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Multifamily mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with multifamily loans that we hold or guarantee.
Table 12.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	March 31, 2024
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
West	$110,321	25%	0.10%
Northeast	107,670	24	0.72
Southwest	91,795	21	0.32
Southeast	89,530	20	0.16
North Central	43,771	10	0.41
Total	$443,087	100%	0.34
State(3):
California	$58,752	13%	0.03
Texas	56,448	13	0.34
Florida	39,019	9	0.12
New York	33,941	8	1.87
Georgia	18,316	4	0.11
All other	236,611	53	0.25
Total	$443,087	100%	0.34
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

Freddie Mac 1Q 2024 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2024
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$4,092	$637	$—	$4,729
Trading:
Mortgage-related securities	—	5,116	3,002	—	8,118
Non-mortgage-related securities	28,136	417	—	—	28,553
Total trading securities	28,136	5,533	3,002	—	36,671
Total investment securities	28,136	9,625	3,639	—	41,400
Mortgage loans held-for-sale	—	7,139	787	—	7,926
Mortgage loans held-for-investment	—	1,236	695	—	1,931
Other assets:
Guarantee assets	—	—	5,341	—	5,341
Derivative assets, net	—	6,206	32	(5,946)	292
Other assets	—	49	167	—	216
Total other assets	—	6,255	5,540	(5,946)	5,849
Total assets carried at fair value on a recurring basis	$28,136	$24,255	$10,661	($5,946)	$57,106
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,951	$360	$—	$2,311
Debt of Freddie Mac	—	295	90	—	385
Total debt	—	2,246	450	—	2,696
Other liabilities:
Derivative liabilities, net	4	8,763	78	(7,793)	1,052
Other liabilities	—	—	1	—	1
Total other liabilities	4	8,763	79	(7,793)	1,053
Total liabilities carried at fair value on a recurring basis	$4	$11,009	$529	($7,793)	$3,749
Referenced footnote is included after the prior period table.

Freddie Mac 1Q 2024 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$4,212	$678	$—	$4,890
Trading:
Mortgage-related securities	—	5,342	2,771	—	8,113
Non-mortgage-related securities	29,854	418	—	—	30,272
Total trading securities	29,854	5,760	2,771	—	38,385
Total investment securities	29,854	9,972	3,449	—	43,275
Mortgage loans held-for-sale	—	6,460	896	—	7,356
Mortgage loans held-for-investment	—	1,333	473	—	1,806
Other assets:
Guarantee assets	—	—	5,351	—	5,351
Derivative assets, net	—	6,209	2	(5,725)	486
Other assets	—	92	166	—	258
Total other assets	—	6,301	5,519	(5,725)	6,095
Total assets carried at fair value on a recurring basis	$29,854	$24,066	$10,337	($5,725)	$58,532
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,707	$343	$—	$2,050
Debt of Freddie Mac	—	336	90	—	426
Total debt	—	2,043	433	—	2,476
Other liabilities:
Derivative liabilities, net	—	8,608	63	(7,798)	873
Other liabilities	—	—	—	—	—
Total other liabilities	—	8,608	63	(7,798)	873
Total liabilities carried at fair value on a recurring basis	$—	$10,651	$496	($7,798)	$3,349
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

Freddie Mac 1Q 2024 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	1Q 2024
	Balance, January 1, 2024	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, March 31, 2024	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2024(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2024
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$678	$—	($5)	$—	$—	$—	($36)	$—	$—	$637	$—	($4)
Trading	2,771	(112)	—	359	—	—	(16)	—	—	3,002	19	—
Total investment securities	3,449	(112)	(5)	359	—	—	(52)	—	—	3,639	19	(4)
Mortgage loans held-for-sale	896	(6)	—	294	—	(273)	—	35	(159)	787	(7)	—
Mortgage loans held-for-investment	473	(24)	—	—	—	—	(47)	298	(5)	695	(29)	—
Other assets:
Guarantee assets	5,351	111	—	—	105	—	(226)	—	—	5,341	111	—
Other assets	168	20	—	(10)	1	(5)	25	—	—	199	19	—
Total other assets	5,519	131	—	(10)	106	(5)	(201)	—	—	5,540	130	—
Total assets	10,337	(11)	(5)	643	106	(278)	(300)	333	(164)	10,661	113	(4)

Liabilities
Debt	$433	$5	$—	($4)	$19	$—	($3)	$—	$—	$450	$10	$—
Other liabilities	63	15	—	2	—	—	(1)	—	—	79	16	—
Total liabilities	$496	$20	$—	($2)	$19	$—	($4)	$—	$—	$529	$26	$—

	1Q 2023
	Balance, January 1, 2023	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, March 31, 2023	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2023(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of March 31, 2023
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$894	$1	($3)	$—	$—	$—	($39)	$—	$—	$853	$—	($3)
Trading	2,731	(139)	—	324	—	—	(11)	—	—	2,905	33	—
Total investment securities	3,625	(138)	(3)	324	—	—	(50)	—	—	3,758	33	(3)
Mortgage loans held-for-sale	310	1	—	26	—	—	(1)	11	—	347	—	—
Mortgage loans held-for-investment	110	2	—	—	—	—	—	—	(48)	64	2	—
Other assets:
Guarantee assets	5,442	85	—	—	127	—	(222)	—	—	5,432	85	—
Other assets	131	16	—	(10)	—	—	(9)	—	—	128	16	—
Total other assets	5,573	101	—	(10)	127	—	(231)	—	—	5,560	101	—
Total assets	$9,618	($34)	($3)	$340	$127	$—	($282)	$11	($48)	$9,729	$136	($3)

Liabilities
Debt	$388	($12)	$—	$—	$12	$—	($4)	$—	$—	$384	($8)	$—
Other liabilities	97	(18)	—	—	—	—	(2)	—	—	77	(19)	—
Total liabilities	$485	($30)	$—	$—	$12	$—	($6)	$—	$—	$461	($27)	$—

(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at March 31, 2024 and March 31, 2023.

Freddie Mac 1Q 2024 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	March 31, 2024
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$469	Median of external sources	External pricing sources	$59.7 - $70.6	$65.5
	169	Other
Trading	2,235	Single external source	External pricing source	$0.0 - $4,251.3	$129.4
	767	Other
Mortgage loans held-for-sale	787	Single external source	External pricing source	$64.9 - $108.3	$100.3
Mortgage loans held-for-investment	695	Single external source	External pricing source	$29.5 - $100.0	$80.8
Guarantee assets	5,012	Discounted cash flows	OAS	17 - 233 bps	47 bps
	329	Other
Insignificant Level 3 assets(2)	198
Total level 3 assets	$10,661
Liabilities
Insignificant Level 3 liabilities(2)	529
Total level 3 liabilities	$529

	December 31, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$489	Median of external sources	External pricing sources	$61.2 - $71.6	$66.7
	189	Other
Trading	2,085	Single external source	External pricing source	$0.0 - $4,471.7	$147.3
	686	Other
Mortgage loans held-for-sale	896	Single external source	External pricing source	$59.3 - $110.4	$100.3
Mortgage loans held-for-investment	473	Single external source	External pricing source	$24.7 - $99.2	$74.7
Guarantee assets	5,014	Discounted cash flows	OAS	17 - 233 bps	47 bps
	337	Other
Insignificant Level 3 assets(2)	168
Total level 3 assets	$10,337
Liabilities
Insignificant Level 3 liabilities(2)	496
Total level 3 liabilities	$496
(1)     Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
(2) Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

Freddie Mac 1Q 2024 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	March 31, 2024				December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans(1)	$—	$407	$1,280	$1,687	$—	$640	$1,578	$2,218
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
Table 13.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	March 31, 2024
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,076	Median of external sources	External pricing sources	$74.8 - $98.6	$83.2
	204	Other
Total	$1,280

	December 31, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,394	Median of external sources	External pricing sources	$72.9 - $98.8	$82.4
	184	Other
Total	$1,578
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 1Q 2024 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.6 - Fair Value of Financial Instruments

		March 31, 2024
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$3,531	$3,531	$—	$—	$—	$3,531
Securities purchased under agreements to resell	Amortized cost	102,257	—	116,057	—	(13,800)	102,257
Investment securities:
Available-for-sale	FV - OCI	4,729	—	4,092	637	—	4,729
Trading	FV - NI	36,671	28,136	5,533	3,002	—	36,671
Total investment securities		41,400	28,136	9,625	3,639	—	41,400
Mortgage loans:
Mortgage loans held-for-sale		12,034	—	8,826	3,383	—	12,209
Mortgage loans held-for-investment, net of allowance for credit losses		3,088,687	—	2,412,334	267,683	—	2,680,017
Total mortgage loans	Various(3)	3,100,721	—	2,421,160	271,066	—	2,692,226
Other assets:
Guarantee assets	FV - NI	5,341	—	—	5,343	—	5,343
Derivative assets, net	FV - NI	292	—	6,206	32	(5,946)	292
Other assets(4)	Various	2,910	—	434	2,482	—	2,916
Total other assets		8,543	—	6,640	7,857	(5,946)	8,551
Total financial assets		$3,256,452	$31,667	$2,553,482	$282,562	($19,746)	$2,847,965
Financial Liabilities
Debt:
Debt of consolidated trusts		$3,050,038	$—	$2,632,804	$737	$—	$2,633,541
Debt of Freddie Mac		161,704	—	172,726	3,361	(13,800)	162,287
Total debt	Various(5)	3,211,742	—	2,805,530	4,098	(13,800)	2,795,828
Other liabilities:
Guarantee obligations	Amortized cost	5,302	—	102	6,348	—	6,450
Derivative liabilities, net	FV - NI	1,052	4	8,763	78	(7,793)	1,052
Other liabilities(4)	FV - NI	14	—	423	169	—	592
Total other liabilities		6,368	4	9,288	6,595	(7,793)	8,094
Total financial liabilities		$3,218,110	$4	$2,814,818	$10,693	($21,593)	$2,803,922
Referenced footnotes are included after the prior period table.

Freddie Mac 1Q 2024 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2023
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$6,019	$6,019	$—	$—	$—	$6,019
Securities purchased under agreements to resell	Amortized cost	95,148	—	105,393	—	(10,245)	95,148
Investment securities:
Available-for-sale	FV - OCI	4,890	—	4,212	678	—	4,890
Trading	FV - NI	38,385	29,854	5,760	2,771	—	38,385
Total investment securities		43,275	29,854	9,972	3,449	—	43,275
Mortgage loans:
Mortgage loans held-for-sale		12,941	—	9,276	3,868	—	13,144
Mortgage loans held-for-investment, net of allowance for credit losses		3,083,665	—	2,466,127	254,877	—	2,721,004
Total mortgage loans	Various(3)	3,096,606	—	2,475,403	258,745	—	2,734,148
Other assets:
Guarantee assets	FV - NI	5,351	—	—	5,353	—	5,353
Derivative assets, net	FV - NI	486	—	6,209	2	(5,725)	486
Other assets(4)	Various	2,107	—	946	1,165	—	2,111
Total other assets		7,944	—	7,155	6,520	(5,725)	7,950
Total financial assets		$3,248,992	$35,873	$2,597,923	$268,714	($15,970)	$2,886,540
Financial Liabilities
Debt:
Debt of consolidated trusts		$3,041,927	$—	$2,673,019	$727	$—	$2,673,746
Debt of Freddie Mac		166,419	—	173,877	3,391	(10,245)	167,023
Total debt	Various(5)	3,208,346	—	2,846,896	4,118	(10,245)	2,840,769
Other liabilities:
Guarantee obligations	Amortized cost	5,451	—	103	6,023	—	6,126
Derivative liabilities, net	FV - NI	873	—	8,608	63	(7,798)	873
Other liabilities(4)	FV - NI	14	—	465	194	—	659
Total other liabilities		6,338	—	9,176	6,280	(7,798)	7,658
Total financial liabilities		$3,214,684	$—	$2,856,072	$10,398	($18,043)	$2,848,427
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting and cash collateral netting.
(3)The GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $3.1 trillion, $4.1 billion, and $9.9 billion as of March 31, 2024, respectively, and $3.1 trillion, $5.6 billion and $9.2 billion as of December 31, 2023, respectively.
(4)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(5)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.2 trillion and $2.7 billion as of March 31, 2024, respectively, and $3.2 trillion and $2.5 billion as of December 31, 2023, respectively.

Freddie Mac 1Q 2024 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Fair Value Option

We elected the fair value option for certain mortgage loans and loan commitments and certain debt issuances.
The table below presents the fair value and UPB related to items for which we have elected the fair value option.
Table 13.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	March 31, 2024			December 31, 2023
(In millions)	Fair value	UPB	Difference	Fair value	UPB	Difference
Mortgage loans held-for-sale	$7,926	$7,793	$133	$7,356	$7,080	$276
Mortgage loans held-for-investment	1,931	2,227	(296)	1,806	2,095	(289)
Debt of Freddie Mac	200	194	6	240	234	6
Debt of consolidated trusts	1,950	2,070	(120)	1,705	1,799	(94)
Other assets (other liabilities)	48	N/A	N/A	95	N/A	N/A
(1)    Excludes interest-only securities related to debt of consolidated trusts and debt of Freddie Mac with a fair value of $0.5 billion as of both March 31, 2024 and December 31, 2023.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our condensed consolidated statements of income.
Table 13.8 - Changes in Fair Value Under the Fair Value Option Election

	1Q 2024	1Q 2023
(In millions)	Gains (Losses)
Mortgage loans held-for-sale	($159)	$4
Mortgage loans held-for-investment	(31)	26
Debt of Freddie Mac	1	14
Debt of consolidated trusts	9	(35)
Other assets/other liabilities	143	55
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

Freddie Mac 1Q 2024 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
It is not possible for us to predict the actions the U.S. government (including Treasury and FHFA) might take in connection with any of these lawsuits or any future lawsuits. However, it is possible that we could be adversely affected by these actions, including, for example, by changes to the Purchase Agreement, or any resulting actual or perceived changes in the level of U.S. government support for our business.
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

Freddie Mac 1Q 2024 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Court rulings limited the Plaintiffs’ damages theories to those based on the decline in Freddie Mac’s and Fannie Mae’s share value immediately after the Third Amendment. The Plaintiffs asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial in October and early November 2022, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The jury in that trial was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. The retrial started on July 24, 2023. On August 14, 2023, the jury returned a verdict against FHFA, Fannie Mae, and Freddie Mac awarding compensatory damages of $282 million to Freddie Mac junior preferred shareholders and $31 million to Freddie Mac common shareholders. The jury declined to award the Freddie Mac shareholders prejudgment interest. In 3Q 2023, we recorded a $313 million accrual in other expense on our condensed consolidated statements of income for the adverse judgment. On March 20, 2024, the District Court entered final judgment.

Freddie Mac 1Q 2024 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Regulatory Capital
ERCF

The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			March 31, 2024		December 31, 2023
Adjusted total assets			$3,786		$3,775
Risk-weighted assets (standardized approach)			1,018		1,009

	March 31, 2024
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($16)	$81	$81	(1.5)%	8.0%	8.0%
CET1 capital	(41)	46	103	(4.0)	4.5	10.1
Tier 1 capital	(27)	61	118	(2.6)	6.0	11.6
Adjusted total capital	(27)	81	138	(2.6)	8.0	13.6
Leverage capital:
Core capital	($23)	$95	$95	(0.6)%	2.5%	2.5%
Tier 1 capital	(27)	95	109	(0.7)	2.5	2.9

	December 31, 2023
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($18)	$81	$81	(1.8)%	8.0%	8.0%
CET1 capital	(43)	45	96	(4.3)	4.5	9.5
Tier 1 capital	(29)	60	111	(2.9)	6.0	11.0
Adjusted total capital	(29)	81	132	(2.9)	8.0	13.0
Leverage capital:
Core capital	($25)	$95	$95	(0.7)%	2.5%	2.5%
Tier 1 capital	(29)	95	106	(0.8)	2.5	2.8
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 1Q 2024 Form 10-Q	87

Other Information
Other Information
LEGAL PROCEEDINGS
We are involved, directly or indirectly, in a variety of legal proceedings arising from time to time in the ordinary course of business and in connection with the conservatorship and Purchase Agreement. See Note 14 for additional information regarding our involvement as a party to various legal proceedings, including those in connection with the conservatorship and Purchase Agreement.
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
RISK FACTORS
This Form 10-Q should be read together with the Risk Factors section in our 2023 Annual Report, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
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
We provide information on the ERCF on our website at www.freddiemac.com/investors.

Freddie Mac 1Q 2024 Form 10-Q	88

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
OTHER INFORMATION
Insider Trading Arrangements and Policies
No executive officer or director adopted or terminated any contract, instruction, or written plan for the purchase or sale of, or any other such trading arrangement for, our securities during 1Q 2024. For additional information on executive officer and director compensation and security ownership by our executive officers and directors, see Directors, Corporate Governance, and Executive Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our 2023 Annual Report.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 1Q 2024 Form 10-Q	89

Controls and Procedures

Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management of the company, including the company's Interim CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures.
Management, including the company's Interim CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. As a result of management's evaluation, our Interim CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2024, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 1Q 2024
We evaluated the changes in our internal control over financial reporting that occurred during 1Q 2024 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of March 31, 2024 that we have not remediated.
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
Although we and FHFA have attempted to design and implement disclosure policies and procedures to account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test, or operate effective disclosure controls and procedures under the circumstances of conservatorship. Despite our material weakness, we believe that our condensed consolidated financial statements for 1Q 2024 have been prepared in conformity with GAAP.

Freddie Mac 1Q 2024 Form 10-Q	90

Exhibit Index

Exhibit Index

Exhibit	Description*

4.1	Federal Home Loan Mortgage Corporation Debt Facility Agreement, dated February 14, 2024

10.1	First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Common Securitization Solutions, LLC

31.1	Certification of President and Interim Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of President and Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac 1Q 2024 Form 10-Q	91

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael T. Hutchins
Michael T. Hutchins
President and Interim Chief Executive Officer
(Principal Executive Officer)
Date: May 1, 2024

By:	/s/ Christian M. Lown
Christian M. Lown
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 1, 2024

Freddie Mac 1Q 2024 Form 10-Q	92

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	43 - 87
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29 - 31
Item 4.	Controls and Procedures	90
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	88
Item 1A.	Risk Factors	88
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88 - 89
Item 5.	Other Information	89
Item 6.	Exhibits	89
Exhibit Index		91
Signatures		92

Freddie Mac 1Q 2024 Form 10-Q	93