Form 10-Q
period 2024-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2024-07-31
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 9, 2024, there were 650,059,553 shares of the registrant's common stock outstanding.

Table of Contents

Freddie Mac 2Q 2024 Form 10-Q	i

Table of Contents
MD&A TABLE INDEX

Freddie Mac 2Q 2024 Form 10-Q	ii

Management's Discussion and Analysis	Introduction
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
You should read the following MD&A in conjunction with our 2023 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2024 included in Financial Statements.
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

Freddie Mac 2Q 2024 Form 10-Q	1

Management's Discussion and Analysis	Introduction
Business Results
Consolidated Financial Results

Net Revenues and Net Income
(In billions)
Net Worth
(In billions)
Key Drivers:
■    Net income was $2.8 billion, a decrease of 6% year-over-year, primarily driven by a credit reserve build in the current period compared to a credit reserve release in the prior year period, partially offset by higher net revenues.
■    Net revenues were $6.0 billion, an increase of 12% year-over-year, driven by higher net interest income and higher non-interest income.
■    Net worth was $53.2 billion as of June 30, 2024, up from $42.0 billion as of June 30, 2023. The quarterly increases in net worth have been, or will be, added to the aggregate liquidation preference of the senior preferred stock. The liquidation preference of the senior preferred stock was $123.1 billion on June 30, 2024, and will increase to $125.9 billion on September 30, 2024 based on the increase in net worth in 2Q 2024.
Market Liquidity

                      Market Liquidity
(In thousands)
We support the U.S. housing market by executing our mission to provide liquidity and help maintain credit availability for new and refinanced single-family mortgages as well as for rental housing. We provided $96 billion in liquidity to the mortgage market in 2Q 2024, which enabled the financing of 349,000 home purchases, refinancings, and rental units.

Freddie Mac 2Q 2024 Form 10-Q	2

Management's Discussion and Analysis	Introduction
Mortgage Portfolio Balances

Mortgage Portfolio
(UPB in billions)
Key Drivers:
■    Our mortgage portfolio increased 2% year-over-year to $3.5 trillion at June 30, 2024, continuing to grow at a moderate pace as new business activity remained low.
●    Our Single-Family mortgage portfolio was $3.1 trillion at June 30, 2024, up 2% year-over-year.
●    Our Multifamily mortgage portfolio was $447 billion at June 30, 2024, up 5% year-over-year.
Credit Enhancement Coverage

Single-Family Mortgage Portfolio with Credit Enhancement
(UPB in billions)

62%
62%
61%
61%
62%
$1,864
$1,865
$1,860
$1,867
$1,900
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
UPB
Percentage

Multifamily Mortgage Portfolio with Credit Enhancement
(UPB in billions)

94%
95%
94%
94%
95%
$402
$410
$415
$415
$423
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
UPB
Percentage

In addition to transferring interest-rate and liquidity risk to third-party investors through our securitization activities, we engage in various types of credit enhancements, such as primary mortgage insurance and CRT transactions, to reduce our credit risk exposure and transfer a portion of the credit risk on certain loans in our mortgage portfolio to third parties. At June 30, 2024, we had credit enhancement coverage on 62% of our Single-Family mortgage portfolio and 95% of our Multifamily mortgage portfolio. See MD&A - Risk Management – Credit Risk for additional information on our credit enhancements.

Freddie Mac 2Q 2024 Form 10-Q	3

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
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
Single-Family

U.S. Single-Family Home Sales and House Prices
Sources: National Association of Realtors, U.S. Census Bureau, and Freddie Mac House Price Index (seasonally adjusted rate).

U.S. Single-Family Mortgage Originations
(UPB in billions)

Source: Freddie Mac and Inside Mortgage Finance.
Single-Family Serious Delinquency Rates

Source: Freddie Mac and National Delinquency Survey from the Mortgage Bankers Association. The 2Q 2024 total mortgage market rate is not yet available.

Single-Family Mortgage Debt Outstanding

(UPB in trillions)

$13.7
$13.8
$13.9
$14.0
$14.0
$3.0
$3.0
$3.0
$3.0
$3.0
1Q23
2Q23
3Q23
4Q23
1Q24
Freddie Mac Single-Family mortgage portfolio
U.S. single-family mortgage debt outstanding

Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. The 2Q 2024 U.S. single-family mortgage debt outstanding balance is not yet available.

Freddie Mac 2Q 2024 Form 10-Q	4

Management's Discussion and Analysis	Housing and Mortgage Market Conditions
Multifamily

Apartment Vacancy Rates and Change in Effective Rents
Source: Reis.

Multifamily Property Price Growth Rate

Source: Real Capital Analytics Commercial Property Price Index (RCA CPPI).

Multifamily Delinquency Rates
Source: Freddie Mac, FDIC Quarterly Banking Profile, Intex Solutions, Inc., and Wells Fargo Securities (Multifamily CMBS conduit market, excluding REOs). The 2Q 2024 delinquency rate for FDIC insured institutions is not yet available.

Multifamily Mortgage Debt Outstanding
(UPB in billions)
Source: Freddie Mac and Federal Reserve Financial Accounts of the United States of America. The 2Q 2024 U.S. multifamily mortgage debt outstanding balance is not yet available.

Freddie Mac 2Q 2024 Form 10-Q	5

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The discussion of our consolidated results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our summarized consolidated results of operations.
Table 1 - Summary of Consolidated Statements of Income and Comprehensive Income

			Change				Change
(Dollars in millions)	2Q 2024	2Q 2023	$	%(1)	YTD 2024	YTD 2023	$	%(1)
Net interest income	$4,928	$4,523	$405	9%	$9,687	$9,024	$663	7%
Non-interest income	1,060	816	244	30	2,058	1,142	916	80
Net revenues	5,988	5,339	649	12	11,745	10,166	1,579	16
(Provision) benefit for credit losses	(394)	537	(931)	NM	(575)	142	(717)	NM
Non-interest expense	(2,134)	(2,204)	70	3	(4,256)	(4,136)	(120)	(3)
Income before income tax expense	3,460	3,672	(212)	(6)	6,914	6,172	742	12
Income tax expense	(695)	(728)	33	5	(1,383)	(1,233)	(150)	(12)
Net income	2,765	2,944	(179)	(6)	5,531	4,939	592	12
Other comprehensive income (loss), net of taxes and reclassification adjustments	(5)	(54)	49	91	(30)	—	(30)	NM
Comprehensive income	$2,760	$2,890	($130)	(4)%	$5,501	$4,939	$562	11%
(1)NM - not meaningful.
Net Revenues
Net Interest Income

The table below presents the components of net interest income.
Table 2 - Components of Net Interest Income

			Change				Change
(Dollars in millions)	2Q 2024	2Q 2023	$	%	YTD 2024	YTD 2023	$	%
Guarantee net interest income:
Contractual net interest income	$3,814	$3,658	$156	4%	$7,586	$7,324	$262	4%
Deferred fee income	179	232	(53)	(23)	345	439	(94)	(21)
Total guarantee net interest income	3,993	3,890	103	3	7,931	7,763	168	2
Investments net interest income	1,570	1,611	(41)	(3)	3,084	3,043	41	1
Impact on net interest income from hedge accounting	(635)	(978)	343	35	(1,328)	(1,782)	454	25
Net interest income	$4,928	$4,523	$405	9%	$9,687	$9,024	$663	7%
Key Drivers:
■    Guarantee net interest income
●    2Q 2024 vs. 2Q 2023 and YTD 2024 vs. YTD 2023 - Increased primarily due to continued mortgage portfolio growth.
■    Impact on net interest income from hedge accounting
●    2Q 2024 vs. 2Q 2023 and YTD 2024 vs. YTD 2023 - Decreased due to lower expense related to debt in hedge accounting relationships.

Freddie Mac 2Q 2024 Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

Net Interest Yield Analysis

The table below presents a yield analysis of interest-earning assets and interest-bearing liabilities.
Table 3 - Analysis of Net Interest Yield

	2Q 2024			2Q 2023
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$11,368	$123	4.26%	$13,572	$135	3.93%
Securities purchased under agreements to resell	116,817	1,593	5.46	127,016	1,622	5.11
Investment securities	41,899	484	4.62	39,617	363	3.67
Mortgage loans(1)	3,113,656	26,821	3.45	3,047,556	23,598	3.10
Other assets	2,610	43	6.51	2,749	37	5.40
Total interest-earning assets	3,286,350	29,064	3.54	3,230,510	25,755	3.19
Interest-bearing liabilities:
Debt of consolidated trusts	3,049,378	(21,634)	(2.84)	2,984,057	(18,608)	(2.49)
Debt of Freddie Mac	180,158	(2,502)	(5.55)	201,432	(2,624)	(5.21)
Total interest-bearing liabilities	3,229,536	(24,136)	(2.99)	3,185,489	(21,232)	(2.67)
Impact of net non-interest-bearing funding	56,814	—	0.05	45,021	—	0.04
Total funding of interest-earning assets	3,286,350	(24,136)	(2.94)	3,230,510	(21,232)	(2.63)
Net interest income/yield		$4,928	0.60%		$4,523	0.56%
(1)Loan fees included in net interest income were $0.3 billion during both 2Q 2024 and 2Q 2023.

	YTD 2024			YTD 2023
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$11,754	$248	4.17%	$13,665	$256	3.72%
Securities purchased under agreements to resell	114,307	3,125	5.47	117,266	2,842	4.85
Investment securities	41,596	954	4.59	38,871	679	3.49
Mortgage loans(1)	3,106,884	53,050	3.42	3,044,843	46,902	3.08
Other assets	2,197	72	6.49	2,339	63	5.36
Total interest-earning assets	3,276,738	57,449	3.50	3,216,984	50,742	3.15
Interest-bearing liabilities:
Debt of consolidated trusts	3,042,226	(42,756)	(2.81)	2,979,737	(36,869)	(2.47)
Debt of Freddie Mac	180,504	(5,006)	(5.54)	194,516	(4,849)	(4.98)
Total interest-bearing liabilities	3,222,730	(47,762)	(2.96)	3,174,253	(41,718)	(2.63)
Impact of net non-interest-bearing funding	54,008	—	0.05	42,731	—	0.03
Total funding of interest-earning assets	3,276,738	(47,762)	(2.91)	3,216,984	(41,718)	(2.60)
Net interest income/yield		$9,687	0.59%		$9,024	0.55%
(1)Loan fees included in net interest income were $0.6 billion during both YTD 2024 and YTD 2023.

Freddie Mac 2Q 2024 Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Income

The table below presents the components of non-interest income.
Table 4 - Components of Non-Interest Income

			Change				Change
(Dollars in millions)	2Q 2024	2Q 2023	$	%	YTD 2024	YTD 2023	$	%
Guarantee income	$383	$309	$74	24%	$879	$775	$104	13%
Investment gains, net	549	411	138	34	954	186	768	413
Other income	128	96	32	33	225	181	44	24
Non-interest income	$1,060	$816	$244	30%	$2,058	$1,142	$916	80%
Key Drivers:
■    Guarantee income
●    2Q 2024 vs. 2Q 2023 - Increased primarily due to lower fair value losses on guarantee assets as a result of smaller medium-term interest rate increases in 2Q 2024.
● YTD 2024 vs. YTD 2023 - Increased primarily due to favorable fair value changes on guarantee assets from prepayment rates.
■    Investment gains, net
●    2Q 2024 vs. 2Q 2023 - Increased primarily due to impacts from interest-rate risk management activities.
● YTD 2024 vs. YTD 2023 - Increased primarily due to higher revenues from held-for-sale loan purchase and securitization activities and impacts from interest-rate risk management activities.
(Provision) Benefit for Credit Losses
The table below presents the components of provision for credit losses.
Table 5 - (Provision) Benefit for Credit Losses

			Change				Change
(Dollars in millions)	2Q 2024	2Q 2023	$	%(1)	YTD 2024	YTD 2023	$	%(1)
Single-Family	($315)	$638	($953)	NM	($435)	$320	($755)	NM
Multifamily	(79)	(101)	22	22%	(140)	(178)	38	21%
(Provision) benefit for credit losses	($394)	$537	($931)	NM	($575)	$142	($717)	NM
(1)NM - not meaningful.
Key Drivers:
■    2Q 2024 vs. 2Q 2023 - The provision for credit losses for 2Q 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions. The benefit for credit losses for 2Q 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in house prices, partially offset by a credit reserve build in Multifamily.
■    YTD 2024 vs. YTD 2023 - The provision for credit losses for YTD 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions and increasing mortgage interest rates. The benefit for credit losses for YTD 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in house prices, partially offset by a credit reserve build in Multifamily.

Freddie Mac 2Q 2024 Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

Non-Interest Expense
The table below presents the components of non-interest expense.
Table 6 - Components of Non-Interest Expense

			Change				Change
(Dollars in millions)	2Q 2024	2Q 2023	$	%	YTD 2024	YTD 2023	$	%
Salaries and employee benefits	($420)	($405)	($15)	(4)%	($841)	($779)	($62)	(8)%
Credit enhancement expense	(588)	(590)	2	—	(1,185)	(1,120)	(65)	(6)
Benefit for (decrease in) credit enhancement recoveries	(7)	(108)	101	94	(6)	(59)	53	90
Legislative assessments expense:
Legislated guarantee fees expense	(728)	(710)	(18)	(3)	(1,452)	(1,418)	(34)	(2)
Affordable housing funds allocation	(40)	(41)	1	2	(70)	(68)	(2)	(3)
Total legislative assessments expense	(768)	(751)	(17)	(2)	(1,522)	(1,486)	(36)	(2)
Other expense	(351)	(350)	(1)	—	(702)	(692)	(10)	(1)
Non-interest expense	($2,134)	($2,204)	$70	3%	($4,256)	($4,136)	($120)	(3)%
Key Drivers:
■    Credit enhancement expense
●    YTD 2024 vs. YTD 2023 - Increased primarily due to higher expenses related to STACR Trust note repurchases.
■    Benefit for (decrease in) credit enhancement recoveries
●    2Q 2024 vs. 2Q 2023 and YTD 2024 vs. YTD 2023 - Decreased primarily due to a smaller decrease in expected credit losses on covered loans.
■    Legislative assessments expense
●    YTD 2024 vs. YTD 2023 - Increased primarily due to higher legislated guarantee fees expense as a result of growth in our Single-Family mortgage portfolio.

Freddie Mac 2Q 2024 Form 10-Q	9

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized condensed consolidated balance sheets.
Table 7 - Summarized Condensed Consolidated Balance Sheets

			Change
(Dollars in millions)	June 30, 2024	December 31, 2023	$	%
Assets:
Cash and cash equivalents	$5,532	$6,019	($487)	(8)%
Securities purchased under agreements to resell	97,180	95,148	2,032	2
Investment securities, at fair value	43,480	43,275	205	—
Mortgage loans held-for-sale	12,346	12,941	(595)	(5)
Mortgage loans held-for-investment	3,105,869	3,083,665	22,204	1
Accrued interest receivable, net	10,445	9,925	520	5
Deferred tax assets, net	4,795	4,076	719	18
Other assets	27,605	25,927	1,678	6
Total assets	$3,307,252	$3,280,976	$26,276	1%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$9,346	$8,812	$534	6%
Debt	3,227,612	3,208,346	19,266	1
Other liabilities	17,071	16,096	975	6
Total liabilities	3,254,029	3,233,254	20,775	1
Total equity	53,223	47,722	5,501	12
Total liabilities and equity	$3,307,252	$3,280,976	$26,276	1%
Key Drivers:
As of June 30, 2024 compared to December 31, 2023:
■    Mortgage loans held-for-investment increased primarily due to growth in our Single-Family mortgage portfolio.
■    Debt increased due to an increase in debt of consolidated trusts driven by growth in our Single-Family mortgage portfolio.

Freddie Mac 2Q 2024 Form 10-Q	10

Management's Discussion and Analysis	Our Portfolios
OUR PORTFOLIOS
Mortgage Portfolio

The table below presents the UPB of our mortgage portfolio by segment.
Table 8 - Mortgage Portfolio

	June 30, 2024			December 31, 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Mortgage loans held-for-investment:
By consolidated trusts	$2,977,525	$55,395	$3,032,920	$2,963,296	$47,433	$3,010,729
By Freddie Mac	39,012	9,719	48,731	33,213	11,770	44,983
Total mortgage loans held-for-investment	3,016,537	65,114	3,081,651	2,996,509	59,203	3,055,712
Mortgage loans held-for-sale	3,244	9,660	12,904	3,527	9,905	13,432
Total mortgage loans	3,019,781	74,774	3,094,555	3,000,036	69,108	3,069,144
Mortgage-related guarantees:
Mortgage loans held by nonconsolidated trusts	30,188	361,442	391,630	30,182	360,928	391,110
Other mortgage-related guarantees	8,325	11,054	19,379	8,692	10,761	19,453
Total mortgage-related guarantees	38,513	372,496	411,009	38,874	371,689	410,563
Total mortgage portfolio	$3,058,294	$447,270	$3,505,564	$3,038,910	$440,797	$3,479,707
Guaranteed mortgage-related securities:
Issued by consolidated trusts	$2,988,924	$55,426	$3,044,350	$2,970,707	$47,436	$3,018,143
Issued by nonconsolidated trusts	24,553	322,434	346,987	24,600	321,262	345,862
Total guaranteed mortgage-related securities	$3,013,477	$377,860	$3,391,337	$2,995,307	$368,698	$3,364,005
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

Freddie Mac 2Q 2024 Form 10-Q	11

Management's Discussion and Analysis	Our Portfolios
The table below presents the details of our mortgage-related investments portfolio.
Table 9 - Mortgage-Related Investments Portfolio

	June 30, 2024			December 31, 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Unsecuritized mortgage loans:
Securitization pipeline loans(1)	$12,397	$13,696	$26,093	$8,225	$15,197	$23,422
Other loans(2)	29,859	5,683	35,542	28,515	6,478	34,993
Total unsecuritized mortgage loans	42,256	19,379	61,635	36,740	21,675	58,415
Mortgage-related securities:
Investment securities	2,890	4,272	7,162	2,667	4,613	7,280
Debt of consolidated trusts	18,234	638	18,872	18,639	660	19,299
Total mortgage-related securities	21,124	4,910	26,034	21,306	5,273	26,579
Mortgage-related investments portfolio	$63,380	$24,289	$87,669	$58,046	$26,948	$84,994
10% of notional amount of interest-only securities			$22,759			$22,186
Mortgage-related investments portfolio for purposes of Purchase Agreement cap			110,428			107,180
(1)Single-family and multifamily loans that we have purchased for cash and aggregate on our balance sheet for securitization within the normal course of business.
(2)Primarily includes delinquent and modified single-family loans that we have purchased from securitization trusts.
Other Investments Portfolio

The table below presents the details of the carrying value of our other investments portfolio.
Table 10 - Other Investments Portfolio

	June 30, 2024				December 31, 2023
(In millions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other	Total Other Investments Portfolio
Cash and cash equivalents	$4,326	$1,100	$106	$5,532	$5,041	$890	$88	$6,019
Securities purchased under agreements to resell	95,476	12,692	1,088	109,256	94,904	9,396	1,093	105,393
Non-mortgage related securities(1)	25,488	—	5,501	30,989	24,153	—	6,119	30,272
Other assets	—	—	6,235	6,235	—	—	5,555	5,555
Other investments portfolio	$125,290	$13,792	$12,930	$152,012	$124,098	$10,286	$12,855	$147,239
(1)Primarily consists of U.S. Treasury securities.

Freddie Mac 2Q 2024 Form 10-Q	12

Management's Discussion and Analysis	Our Business Segments

OUR BUSINESS SEGMENTS
As shown in the table below, we have two reportable segments, which are based on the way we manage our business.

Segment	Description
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
Segment Net Revenues
(In billions)
Segment Net Income
(In billions)

Freddie Mac 2Q 2024 Form 10-Q	13

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
Number of Families Helped to Own a Home and Average Loan UPB of New Acquisitions

(Loan count in thousands)
■    2Q 2024 vs. 2Q 2023 and YTD 2024 vs. YTD 2023
●    Our loan purchase and guarantee activity increased slightly.
●    The average loan size of new acquisitions increased due to a higher conforming loan limit and house price appreciation in recent quarters.
●    Estimated guarantee fee rate calculations are based on month-end market rates for the month of acquisition. The average estimated guarantee fee rate on new acquisitions declined slightly due to changes in business mix and slower estimated prepayment rates based on such month-end market rates.

Freddie Mac 2Q 2024 Form 10-Q	14

Management's Discussion and Analysis	Our Business Segments | Single-Family
Single-Family Mortgage Portfolio

Single-Family Mortgage Portfolio and Average Estimated Guarantee Fee Rate(1) on Mortgage Portfolio
(UPB in billions)
(1)Estimated guarantee fee rate is calculated as of acquisition and includes deferred fees recognized over the estimated life of the related loans. Estimated guarantee fee rate calculation excludes the legislated guarantee fees and certain loans, the majority of which are held by VIEs that we do not consolidate. The UPB of these excluded loans was $40 billion as of June 30, 2024.
Single-Family Mortgage Loans
(Loan count in millions)
■    Our Single-Family mortgage portfolio was $3.1 trillion at June 30, 2024, up 2% year-over-year. The mortgage portfolio continued to grow at a moderate pace as new business activity remained low.
■    The average estimated guarantee fee rate on our Single-Family mortgage portfolio increased slightly year-over-year.

Freddie Mac 2Q 2024 Form 10-Q	15

Management's Discussion and Analysis	Our Business Segments | Single-Family
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
New Acquisitions Covered by Primary Mortgage Insurance
(In billions)
New CRT Issuance
(In billions)
■    2Q 2024 vs. 2Q 2023 and YTD 2024 vs. YTD 2023
●    The UPB of mortgage loans acquired during YTD 2024 that were covered by primary mortgage insurance decreased slightly year-over-year.
●    The UPB of mortgage loans covered by CRT transactions issued during the period decreased in 2Q 2024 compared to 2Q 2023, as we continued to manage our CRT activities to meet the full-year 2024 CRT issuance target.
●    The UPB of mortgage loans covered by CRT transactions issued during the period increased in YTD 2024 compared to YTD 2023 due to changes in business strategy in YTD 2023 that increased the timeline between loan acquisition and CRT issuance and resulted in a smaller population of loans that were covered by CRT transactions issued in YTD 2023.
See MD&A - Risk Management - Single-Family Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for additional information on our credit enhancements.

Freddie Mac 2Q 2024 Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments | Single-Family
Financial Results

The table below presents the results of operations for our Single-Family segment. See Note 11 for additional information about segment financial results.
Table 11 - Single-Family Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2024	2Q 2023	$	%(1)	YTD 2024	YTD 2023	$	%(1)
Net interest income	$4,635	$4,295	$340	8%	$9,123	$8,591	$532	6%
Non-interest income	459	65	394	606	445	(28)	473	NM
Net revenues	5,094	4,360	734	17	9,568	8,563	1,005	12
(Provision) benefit for credit losses	(315)	638	(953)	NM	(435)	320	(755)	NM
Non-interest expense	(1,921)	(2,028)	107	5	(3,846)	(3,811)	(35)	(1)
Income before Income tax expense	2,858	2,970	(112)	(4)	5,287	5,072	215	4
Income tax expense	(574)	(589)	15	3	(1,058)	(1,014)	(44)	(4)
Net income	2,284	2,381	(97)	(4)	4,229	4,058	171	4
Other comprehensive income (loss), net of taxes and reclassification adjustments	(5)	2	(7)	NM	(10)	1	(11)	NM
Comprehensive income	$2,279	$2,383	($104)	(4)%	$4,219	$4,059	$160	4%
(1)NM - not meaningful.
Key Business Drivers:
■ 2Q 2024 vs. 2Q 2023
●    Net income of $2.3 billion, down 4% year-over-year.
–Net revenues were $5.1 billion, up 17% year-over-year.
◦Net interest income was $4.6 billion, up 8% year-over-year, primarily driven by continued mortgage portfolio growth and lower expense related to debt in hedge accounting relationships.
◦Non-interest income was $0.5 billion, up from $65 million in 2Q 2023, due to impacts from interest-rate risk management activities.
–Provision for credit losses was $0.3 billion for 2Q 2024, primarily driven by a credit reserve build attributable to new acquisitions. The benefit for credit losses of $0.6 billion for 2Q 2023 was primarily driven by a credit reserve release due to improvements in house prices.
■ YTD 2024 vs. YTD 2023
●    Net income of $4.2 billion, up 4% year-over-year.
–Net revenues were $9.6 billion, up 12% year-over-year.
◦Net interest income was $9.1 billion, up 6% year-over-year, primarily driven by continued mortgage portfolio growth and lower expense related to debt in hedge accounting relationships.
◦Non-interest income was $0.4 billion, up from ($28) million in 2Q 2023, due to impacts from interest-rate risk management activities.
–Provision for credit losses was $0.4 billion for YTD 2024, primarily driven by a credit reserve build attributable to new acquisitions and increasing mortgage interest rates. The benefit for credit losses of $0.3 billion for YTD 2023 was primarily driven by a credit reserve release due to improvements in house prices.

Freddie Mac 2Q 2024 Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily
Business Results

The charts, tables, and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity
(In billions)
Total Number of Rental Units Financed(1)
(In thousands)
(1) Includes rental units financed by supplemental loans.

Key Drivers:
■    2Q 2024 vs. 2Q 2023 and YTD 2024 vs. YTD 2023 - The UPB of our new business activity remained low as the multifamily mortgage market continued to be adversely impacted by the higher interest rate environment. Approximately 63% of YTD 2024 activity, based on UPB, was mission-driven affordable housing, exceeding FHFA's minimum requirement of 50%.
■    Our index lock agreements and outstanding commitments to purchase or guarantee multifamily assets were $18.8 billion and $17.1 billion as of June 30, 2024 and June 30, 2023, respectively.

Freddie Mac 2Q 2024 Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Portfolio and Guarantee Exposure

Mortgage Portfolio
(In billions)

$427
$432
$441
$443
$447
6/30/23
9/30/23
12/31/23
3/31/24
6/30/24

Guarantee Exposure
(In billions)
Key Drivers:
■    2Q 2024 vs. 2Q 2023
●    Our mortgage portfolio increased by 5% year-over-year, driven by our new business activities, coupled with lower prepayment volume due to the high interest rate environment.
●    Our guarantee exposure increased by 6% year-over-year, as our new mortgage-related security guarantees outpaced paydowns.
●    The average guarantee fee rate on our guarantee exposures increased year-over-year, primarily due to continued issuances of fully-guaranteed securitization transactions for which we charge higher guarantee fee rates.
■    In addition to our Multifamily mortgage portfolio, we have investments in LIHTC partnerships with carrying values totaling $3.8 billion and $3.5 billion as of June 30, 2024 and December 31, 2023, respectively.

Freddie Mac 2Q 2024 Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Enhancement Activities

UPB Covered by New CRT Issuance New CRT Issuance Maximum Coverage
(In billions) (In billions)
Key Drivers:
■    2Q 2024 vs. 2Q 2023 and YTD 2024 vs. YTD 2023
● The UPB of mortgage loans covered by new CRT transactions decreased year-over-year, primarily due to a smaller average securitization pipeline balance during 2024, resulting in fewer securitizations with subordination. The maximum coverage increased slightly year-over-year in 2Q 2024 and remained flat in YTD 2024, primarily due to additional credit protection acquired for a pool of previously issued securitizations with subordination.

See MD&A - Risk Management - Multifamily Mortgage Credit Risk - Transferring Credit Risk to Third-Party Investors for more information on risk transfer transactions and credit enhancements on our Multifamily mortgage portfolio.

Freddie Mac 2Q 2024 Form 10-Q	20

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Results

The table below presents the results of operations for our Multifamily segment. See Note 11 for additional information about segment financial results.
Table 12 - Multifamily Segment Financial Results

			Change				Change
(Dollars in millions)	2Q 2024	2Q 2023	$	%(1)	YTD 2024	YTD 2023	$	%(1)
Net interest income	$293	$228	$65	29%	$564	$433	$131	30%
Non-interest income	601	751	(150)	(20)	1,613	1,170	443	38
Net revenues	894	979	(85)	(9)	2,177	1,603	574	36
(Provision) benefit for credit losses	(79)	(101)	22	22	(140)	(178)	38	21
Non-interest expense	(213)	(176)	(37)	(21)	(410)	(325)	(85)	(26)
Income before income tax expense	602	702	(100)	(14)	1,627	1,100	527	48
Income tax expense	(121)	(139)	18	13	(325)	(219)	(106)	(48)
Net income	481	563	(82)	(15)	1,302	881	421	48
Other comprehensive income (loss), net of taxes and reclassification adjustments	—	(56)	56	NM	(20)	(1)	(19)	NM
Comprehensive income	$481	$507	($26)	(5)%	$1,282	$880	$402	46%
(1)NM - not meaningful.
Key Drivers:
■    2Q 2024 vs. 2Q 2023
●    Net income of $0.5 billion, down from $0.6 billion.
–Net revenues of $0.9 billion, down from $1.0 billion.
◦Net interest income was $0.3 billion, up 29% year-over-year, primarily driven by continued mortgage portfolio growth and higher net yields on mortgage loans as a result of higher interest rates.
◦Non-interest income was $0.6 billion, down 20% year-over-year, as higher guarantee income was offset by impacts from interest-rate risk management activities and less favorable fair value changes from spreads.
■    YTD 2024 vs. YTD 2023
● Net income of $1.3 billion, up from $0.9 billion.
–Net revenues of $2.2 billion, up from $1.6 billion.
◦Net interest income was $0.6 billion, up 30% year-over-year, primarily driven by continued mortgage portfolio growth and higher net yields on mortgage loans as a result of higher interest rates.
◦Non-interest income was $1.6 billion, up 38% year-over-year, primarily driven by higher revenues from guarantee income and held-for-sale loan purchase and securitization activities, coupled with impacts from interest-rate risk management activities.

Freddie Mac 2Q 2024 Form 10-Q	21

Management's Discussion and Analysis	Risk Management

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
The tables below present a summary of the changes in our allowance for credit losses and key allowance for credit losses ratios.
Table 13 - Allowance for Credit Losses Activity

	2Q 2024			2Q 2023			YTD 2024			YTD 2023
(Dollars in millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Allowance for credit losses:
Beginning balance	$6,508	$508	$7,016	$8,097	$224	$8,321	$6,402	$447	$6,849	$7,746	$147	$7,893
Provision (benefit) for credit losses	315	79	394	(638)	101	(537)	435	140	575	(320)	178	(142)
Charge-offs	(169)	—	(169)	(111)	—	(111)	(292)	—	(292)	(201)	—	(201)
Recoveries collected	24	—	24	29	—	29	50	—	50	61	—	61
Net charge-offs	(145)	—	(145)	(82)	—	(82)	(242)	—	(242)	(140)	—	(140)
Other(1)	82	—	82	80	—	80	165	—	165	171	—	171
Ending balance	$6,760	$587	$7,347	$7,457	$325	$7,782	$6,760	$587	$7,347	$7,457	$325	$7,782

Average loans outstanding during the period(2)	$3,042,676	$61,674	$3,104,350	$2,991,397	$48,309	$3,039,706	$3,036,603	$60,089	$3,096,692	$2,988,562	$48,029	$3,036,591
Net charge-offs to average loans outstanding	—%	—%	—%	—%	—%	—%	0.01%	—%	0.01%	—%	—%	—%

Components of ending balance of allowance for credit losses:
Mortgage loans held-for-investment	$6,457	$382	$6,839	$7,088	$251	$7,339
Other(3)	303	205	508	369	74	443
Total ending balance	$6,760	$587	$7,347	$7,457	$325	$7,782
Referenced footnotes are on the next page.

Freddie Mac 2Q 2024 Form 10-Q	22

Management's Discussion and Analysis	Risk Management
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
(3)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
Table 14 - Allowance for Credit Losses Ratios

	June 30, 2024			December 31, 2023
(Dollars in millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Allowance for credit losses ratios:
Allowance for credit losses(1) to total loans outstanding	0.21%	0.61%	0.22%	0.20%	0.57%	0.21%
Non-accrual loans to total loans outstanding	0.41	0.18	0.40	0.44	0.11	0.44
Allowance for credit losses to non-accrual loans	51.90	347.27	54.49	45.01	509.38	47.20
Balances:
Allowance for credit losses on mortgage loans held-for-investment	$6,457	$382	$6,839	$6,057	$326	$6,383
Total loans outstanding(2)	3,047,957	62,760	3,110,717	3,031,136	57,107	3,088,243
Non-accrual loans(2)	12,442	110	12,552	13,458	64	13,522
(1)Represents allowance for credit losses on mortgage loans held-for-investment.
(2)Based on amortized cost basis of mortgage loans held-for-investment for which we have not elected the fair value option.
As of June 30, 2024 compared to December 31, 2023:
■    The ratio of allowance for credit losses to total loans outstanding increased slightly due to a credit reserve build in Single-Family attributable to new acquisitions and increasing mortgage interest rates.
■    The ratio of allowance for credit losses to non-accrual loans increased primarily due to a credit reserve build in Single-Family and a decrease in the balance of loans in non-accrual status.
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
Weighted Average Original LTV Ratio
Weighted Average Original Credit Score(1)
(1)Weighted average original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion).
Weighted Average Original DTI Ratio

Freddie Mac 2Q 2024 Form 10-Q	23

Management's Discussion and Analysis	Risk Management

The table below contains additional information about the single-family loans we purchased.
Table 15 - Single-Family New Business Activity

	2Q 2024		2Q 2023		YTD 2024		YTD 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
20- and 30-year, amortizing fixed-rate	$81,519	96%	$78,730	95%	$140,610	95%	$134,199	95%
15-year or less, amortizing fixed-rate	3,036	3	3,038	4	5,314	4	5,252	4
Adjustable-rate	684	1	1,082	1	1,584	1	2,364	1
Total	$85,239	100%	$82,850	100%	$147,508	100%	$141,815	100%

Percentage of purchases
DTI ratio > 45%		31%		26%		30%		25%
Original LTV ratio > 90%		26		27		25		27
Transaction type:
Guarantor swap		65		70		65		71
Cash window		35		30		35		29
Property type:
Detached single-family houses and townhouses		91		91		91		91
Condominium or co-op		9		9		9		9
Occupancy type:
Primary residence		93		92		93		92
Second home		2		2		2		2
Investment property		5		6		5		6
Loan purpose:
Purchase		87		88		87		87
Cash-out refinance		8		8		8		9
Other refinance		5		4		5		4
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
Table 16 - Single-Family Mortgage Portfolio Newly Acquired Credit Enhancements

	2Q 2024		2Q 2023
(In millions)	UPB(1)(2)	Maximum Coverage(3)(4)	UPB(1)(2)	Maximum Coverage(3)(4)
Primary mortgage insurance	$34,623	$9,140	$35,283	$9,333

CRT transactions:
STACR	32,080	1,005	48,444	1,591
ACIS	10,326	334	7,593	293
Other	396	120	74	74
Total CRT issuance	$42,802	$1,459	$56,111	$1,958
Referenced footnotes are on the next page.

Freddie Mac 2Q 2024 Form 10-Q	24

Management's Discussion and Analysis	Risk Management

	YTD 2024		YTD 2023
(In millions)	UPB(1)(2)	Maximum Coverage(3)(4)	UPB(1)(2)	Maximum Coverage(3)(4)
Primary mortgage insurance	$59,758	$15,756	$61,801	$16,253

CRT transactions:
STACR	73,482	2,289	63,331	2,202
ACIS	25,849	893	7,593	293
Other	1,088	227	120	120
Total CRT issuance	$100,419	$3,409	$71,044	$2,615
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
Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding
The table below provides information on the UPB and maximum coverage associated with credit-enhanced loans in our Single-Family mortgage portfolio.
Table 17 - Single-Family Mortgage Portfolio Credit Enhancement Coverage Outstanding

	June 30, 2024
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)(3)
Primary mortgage insurance(4)	$642,818	21%	$168,999
STACR	1,191,826	39	30,045
ACIS	786,618	26	17,129
Other	39,428	1	10,805
Less: UPB with multiple credit enhancements and other reconciling items(5)	(760,697)	(25)	—
Single-Family mortgage portfolio - credit-enhanced	1,899,993	62	226,978
Single-Family mortgage portfolio - non-credit-enhanced	1,158,301	38	N/A
Total	$3,058,294	100%	$226,978

	December 31, 2023
(Dollars in millions)	UPB(1)	% of Portfolio	Maximum Coverage(2)(3)
Primary mortgage insurance(4)	$637,037	21%	$165,738
STACR	1,175,837	39	31,222
ACIS	821,048	27	17,647
Other	39,901	1	11,027
Less: UPB with multiple credit enhancements and other reconciling items(5)	(813,966)	(27)	—
Single-Family mortgage portfolio - credit-enhanced	1,859,857	61	225,634
Single-Family mortgage portfolio - non-credit-enhanced	1,179,053	39	N/A
Total	$3,038,910	100%	$225,634
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

Freddie Mac 2Q 2024 Form 10-Q	25

Management's Discussion and Analysis	Risk Management

Credit Enhancement Coverage Characteristics
The table below provides the serious delinquency rates for the credit-enhanced and non-credit-enhanced loans in our Single-Family mortgage portfolio. The credit-enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit enhancements.
Table 18 - Serious Delinquency Rates for Credit-Enhanced and Non-Credit-Enhanced Loans in Our Single-Family Mortgage Portfolio

	June 30, 2024		December 31, 2023
(% of portfolio based on UPB)(1)	% of Portfolio(2)	SDQ Rate	% of Portfolio(2)	SDQ Rate
Credit-enhanced:
Primary mortgage insurance	21%	0.90%	21%	0.95%
CRT and other	55	0.54	55	0.60
Non-credit-enhanced	38	0.39	39	0.42
Total	N/A	0.50	N/A	0.55
(1)Excludes loans underlying certain securitization products for which loan-level data is not available.
(2)Percentages do not total to 100% as a single loan may be included in multiple line items.
Credit Enhancement Recoveries
Our expected recovery receivable from freestanding credit enhancements was $0.1 billion as of both June 30, 2024 and December 31, 2023.
Monitoring Loan Performance and Characteristics

We review loan performance, including delinquency statistics and related loan characteristics, in conjunction with housing market and economic conditions, to assess credit risk when estimating our allowance for credit losses.
Loan Characteristics
The table below contains details of the characteristics of the loans in our Single-Family mortgage portfolio.
Table 19 - Credit Quality Characteristics of Our Single-Family Mortgage Portfolio

	June 30, 2024
(Dollars in millions)	UPB	Original Credit Score(1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2024	$125,198	754	751	78%	77%
2023	272,073	751	747	79	74
2022	417,571	746	744	76	67
2021	948,809	752	756	71	52
2020	693,026	761	768	71	45
2019 and prior	601,617	738	752	75	34
Total	$3,058,294	750	755	74	52

	December 31, 2023
(Dollars in millions)	UPB	Original Credit Score (1)	Current Credit Score(1)(2)	Original LTV Ratio	Current LTV Ratio
Single-Family mortgage portfolio year of origination:
2023	$265,072	751	745	79%	75%
2022	433,252	745	746	76	68
2021	984,004	752	756	71	54
2020	719,822	761	768	71	46
2019	119,557	746	753	76	46
2018 and prior	517,203	736	751	75	32
Total	$3,038,910	750	755	73	52
Referenced footnotes are on the next page.

Freddie Mac 2Q 2024 Form 10-Q	26

Management's Discussion and Analysis	Risk Management

(1)Original credit score is generally based on three credit bureaus (Equifax, Experian, and TransUnion). Current credit score is based on Experian only.
(2)Credit scores for certain recently acquired loans may not have been updated by the credit bureau since the loan acquisition and therefore the original credit scores also represent the current credit scores.
The following table presents the combination of credit score and CLTV ratio attributes of loans in our Single-Family mortgage portfolio.
Table 20 - Single-Family Mortgage Portfolio Attribute Combinations(1)

	June 30, 2024
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	44%	0.14%	15%	0.22%	4%	0.31%	2%	0.26%	—%	NM	65%	0.17%
700 to 739	13	0.47	5	0.79	2	0.93	1	0.65	—	NM	21	0.57
680 to 699	4	0.81	2	1.48	—	NM	—	NM	—	NM	6	0.97
660 to 679	3	1.16	1	2.10	—	NM	—	NM	—	NM	4	1.34
620 to 659	2	1.80	1	3.10	—	NM	—	NM	—	NM	3	1.99
Less than 620	1	4.03	—	NM	—	NM	—	NM	—	NM	1	4.33
Total	67%	0.44	24%	0.66	6%	0.70	3%	0.53	—%	NM	100%	0.50

	December 31, 2023
	CLTV ≤ 60		CLTV > 60 to 80		CLTV > 80 to 90		CLTV > 90 to 100		CLTV > 100		All Loans
Original credit score	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate(2)	% of Portfolio	SDQ Rate
740 and above	45%	0.16%	15%	0.24%	4%	0.32%	1%	0.27%	—%	NM	65%	0.18%
700 to 739	13	0.53	5	0.82	2	0.93	1	0.59	—	NM	21	0.61
680 to 699	4	0.90	2	1.50	—	NM	—	NM	—	NM	6	1.05
660 to 679	3	1.28	1	2.18	—	NM	—	NM	—	NM	4	1.45
620 to 659	2	2.00	1	3.37	—	NM	—	NM	—	NM	3	2.21
Less than 620	1	4.41	—	NM	—	NM	—	NM	—	NM	1	4.74
Total	68%	0.49	24%	0.70	6%	0.72	2%	0.52	—%	NM	100%	0.55
(1)     Excludes loans underlying certain securitization products for which original credit score is not available.
(2)     NM - not meaningful due to the percentage of the portfolio rounding to zero.
Geographic Concentrations
We purchase mortgage loans from across the U.S. but do not purchase an equal number of loans from each state, leading to concentrations of credit risk in certain geographic areas. Local economic and other conditions can affect the borrower's ability to repay and the value of the underlying collateral. In addition, certain states and municipalities have passed or may pass laws that limit our ability to foreclose or evict and make it more difficult and costly to manage our risk.
See Note 12 for more information about the geographic distribution of our Single-Family mortgage portfolio.

Freddie Mac 2Q 2024 Form 10-Q	27

Management's Discussion and Analysis	Risk Management

Delinquency Rates
We report Single-Family delinquency rates based on the number of loans in our Single-Family mortgage portfolio that are past due as reported to us by our servicers as a percentage of the total number of loans in our Single-Family mortgage portfolio.
The chart below presents the delinquency rates of mortgage loans in our Single-Family mortgage portfolio.

Single-Family Delinquency Rates

0.88%
0.99%
1.10%
0.96%
1.12%
0.56%
0.55%
0.55%
0.52%
0.50%
0.21%
0.24%
0.27%
0.24%
0.25%
2Q23
3Q23
4Q23
1Q24
2Q24
One month past due
Two months past due
Seriously delinquent

The percentages of loans that were one month past due and two months past due increased as of June 30, 2024 compared to June 30, 2023. The percentage of loans one month past due can be volatile due to seasonality, whether the last day of the period falls on a weekend, and other factors that may not be indicative of default. As a result, the percentage of loans two months past due tends to be a better early performance indicator than the percentage of loans one month past due.
Our Single-Family serious delinquency rate has declined to 0.50% as of June 30, 2024, compared to 0.56% as of June 30, 2023. We have observed a higher serious delinquency rate during the first 12-24 months after origination for loans originated during 2022 and later compared to earlier vintages. See Note 3 for additional information on the payment status of our single-family mortgage loans.
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

Freddie Mac 2Q 2024 Form 10-Q	28

Management's Discussion and Analysis	Risk Management

Loan Workout Activities
We continue to help struggling families retain their homes or otherwise avoid foreclosure through loan workouts. The table below provides details about the single-family loan workout activities that were completed during the periods presented.
Table 21 - Single-Family Completed Loan Workout Activity

	2Q 2024		2Q 2023
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$2,098	8	$2,191	9
Loan modifications	1,682	6	1,227	5
Forbearance plans and other(1)	1,057	4	1,335	6
Total	$4,837	18	$4,753	20

	YTD 2024		YTD 2023
(UPB in millions, loan count in thousands)	UPB	Loan Count	UPB	Loan Count
Payment deferral plans	$4,768	18	$4,926	20
Loan modifications	3,064	12	2,486	11
Forbearance plans and other(1)	2,237	9	2,825	13
Total	$10,069	39	$10,237	44
(1)     The forbearance data is limited to loans in forbearance that were past due based on the loans' original contractual terms and excludes loans included in certain legacy transactions, as the forbearance data for such loans is either not reported to us by the servicers or is otherwise not readily available to us. Other includes repayment plans and foreclosure alternatives.
Our loan workout activity decreased, based on loan count, in the 2024 periods compared to the 2023 periods as the seriously delinquent loan population continued to decline. Completed loan workout activity includes forbearance plans where borrowers fully reinstated the loan to current status during or at the end of the forbearance period, payment deferral plans, loan modifications, successfully completed repayment plans, short sales, and deeds in lieu of foreclosure. Completed loan workout activity excludes active loss mitigation activity that was ongoing and had not been completed as of the end of the period, such as forbearance plans that had been initiated but not completed and trial period modifications. There were approximately 13,000 loans in active forbearance plans and approximately 13,000 loans in other active loss mitigation activity as of June 30, 2024.

Freddie Mac 2Q 2024 Form 10-Q	29

Management's Discussion and Analysis	Risk Management

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
Table 22 - Multifamily Mortgage Portfolio CRT Issuance

	2Q 2024		2Q 2023		YTD 2024		YTD 2023
(In millions)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)	UPB(1)	Maximum Coverage(2)(3)
Subordination	$6,462	$360	$8,626	$610	$13,060	$759	$14,775	$1,035
SCR	8,171	190	7,636	102	8,171	190	8,802	207
MCIP	24,131	518	7,636	188	24,131	518	7,636	188
Lender risk-sharing	92	14	321	32	92	14	560	80
Less: UPB with more than one type of CRT	(24,131)	—	(7,636)	—	(24,131)	—	(7,636)	—
Total CRT issuance	$14,725	$1,082	$16,583	$932	$21,323	$1,481	$24,137	$1,510
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
Multifamily Mortgage Portfolio Credit Enhancement Coverage Outstanding
While we obtain various forms of credit protection in connection with the acquisition, guarantee, and/or securitization of a loan or group of loans, our principal credit enhancement type is subordination, which is created through our senior subordinate securitization transactions. Our maximum coverage provided by subordination in nonconsolidated VIEs was $38.9 billion and $39.5 billion, as of June 30, 2024 and December 31, 2023, respectively.

Freddie Mac 2Q 2024 Form 10-Q	30

Management's Discussion and Analysis	Risk Management

The table below presents the UPB and delinquency rates for both credit-enhanced and non-credit-enhanced loans underlying our Multifamily mortgage portfolio.
Table 23 - Credit-Enhanced and Non-Credit-Enhanced Loans Underlying Our Multifamily Mortgage Portfolio

	June 30, 2024		December 31, 2023
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Credit-enhanced:
Subordination	$359,555	0.39%	$358,944	0.26%
SCR/MCIP	54,932	0.20	47,011	0.23
Other	8,790	0.89	8,844	0.89
Total credit-enhanced	423,277	0.38	414,799	0.27
Non-credit-enhanced	23,993	0.38	25,998	0.51
Total	$447,270	0.38	$440,797	0.28
The Multifamily delinquency rate increased to 0.38% at June 30, 2024, primarily driven by an increase in delinquent floating rate loans including small balance loans that are in their floating rate period. As of June 30, 2024, 95% of the delinquent loans in the Multifamily mortgage portfolio have credit enhancement coverage.
The table below contains details on the loans underlying our Multifamily mortgage portfolio that are not credit-enhanced.
Table 24 - Credit Quality of Our Multifamily Mortgage Portfolio Without Credit Enhancement

	June 30, 2024		December 31, 2023
(Dollars in millions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Mortgage loans held-for-sale	$8,581	—%	$8,823	—%
Mortgage loans held-for-investment:
Held by Freddie Mac	7,700	1.01	9,941	1.21
Held by consolidated trusts	5,042	0.26	4,851	0.27
Other mortgage-related guarantees	2,670	—	2,383	—
Total	$23,993	0.38	$25,998	0.51
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
The tables below provide our duration gap, estimated point-in-time and minimum and maximum PVS-L and PVS-YC results, and an average of the daily values and standard deviation. The table below also provides PVS-L estimates assuming an immediate 100 bps shift in the yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.

Freddie Mac 2Q 2024 Form 10-Q	31

Management's Discussion and Analysis	Risk Management
Table 25 - PVS-YC and PVS-L Results Assuming Shifts of the Yield Curve

	June 30, 2024			December 31, 2023
	PVS-YC	PVS-L		PVS-YC	PVS-L
(In millions)	25 bps	50 bps	100 bps	25 bps	50 bps	100 bps
Assuming shifts of the yield curve, (gains) losses on:(1)
Assets:
Investments	($326)	($3,387)	($6,870)	($301)	$3,150	$6,229
Guarantees(2)	24	364	761	34	(369)	(678)
Total assets	(302)	(3,023)	(6,109)	(267)	2,781	5,551
Liabilities	(52)	1,352	2,631	(52)	(1,519)	(3,073)
Derivatives	363	1,661	3,426	322	(1,274)	(2,547)
Total	$9	($10)	($52)	$3	($12)	($69)
PVS	$9	$—	$—	$3	$—	$—
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
(2)Represents the interest-rate risk from our guarantees, which include buy-ups, float, and upfront fees (including buy-downs).
Table 26 - Duration Gap and PVS Results

	2Q 2024			2Q 2023
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.1	$3	$—	0.1	$2	$5
Minimum	(0.1)	—	—	(0.1)	—	—
Maximum	0.2	9	4	0.3	6	31
Standard deviation	0.1	2	1	0.1	2	9

	YTD 2024			YTD 2023
(Duration gap in months, dollars in millions)	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps	Duration Gap	PVS-YC 25 bps	PVS-L 50 bps
Average	0.1	$3	$—	—	$2	$4
Minimum	(0.1)	—	—	(0.2)	—	—
Maximum	0.2	9	5	0.3	9	31
Standard deviation	0.1	2	1	0.1	2	8
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PVS-L risk levels, assuming a 50 bps shift in the yield curve for the periods presented, would have been higher if we had not used derivatives.
Table 27 - PVS-L Results Before Derivatives and After Derivatives

	PVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
June 30, 2024	$1,538	$—	($1,538)
December 31, 2023	1,261	—	(1,261)
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

Freddie Mac 2Q 2024 Form 10-Q	32

Management's Discussion and Analysis	Risk Management
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
Table 28 - Earnings Sensitivity to Changes in Interest Rates

(In millions)	June 30, 2024	June 30, 2023
Interest Rate Scenarios(1)
Parallel yield curve shifts:
+100 bps	$17	($44)
-100 bps	(17)	44
Non-parallel yield curve shifts - long-term interest rates:
+100 bps	194	130
-100 bps	(194)	(130)
Non-parallel yield curve shifts - short-term and medium-term interest rates:
+100 bps	(176)	(175)
-100 bps	176	175
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

Freddie Mac 2Q 2024 Form 10-Q	33

Management's Discussion and Analysis	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES
Our business activities require that we maintain adequate liquidity to meet our financial obligations as they come due and to meet the needs of customers in a timely and cost-efficient manner. We also must maintain adequate capital resources to avoid being placed into receivership by FHFA.
Liquidity
Primary Sources of Liquidity

The table below lists the sources of our liquidity, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 29 - Liquidity Sources

(In millions)	June 30, 2024(1)	December 31, 2023(1)	Description
Other Investments Portfolio - Liquidity and Contingency Operating Portfolio	$125,290	$124,098	The liquidity and contingency operating portfolio, included within our other investments portfolio, is primarily used for short-term liquidity management.
Mortgage-Related Investments Portfolio	24,107	24,469	The liquid portion of our mortgage-related investments portfolio can be pledged or sold for liquidity purposes. The amount of cash we may be able to successfully raise may be substantially less than the balance.
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
Our liquidity and contingency operating portfolio primarily includes securities purchased under agreements to resell and non-mortgage-related securities. Our non-mortgage-related securities consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York and interest-bearing deposits at commercial banks. Our interest-bearing deposits at commercial banks, including custodial accounts, totaled $5.1 billion as of both June 30, 2024 and December 31, 2023. See MD&A - Our Portfolios - Investments Portfolio - Other Investments Portfolio for additional information about our other investments portfolio.
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

Freddie Mac 2Q 2024 Form 10-Q	34

Management's Discussion and Analysis	Liquidity and Capital Resources
Primary Sources of Funding

The table below lists the sources of our funding, the balances as of the dates shown, and a brief description of their importance to Freddie Mac.
Table 30 - Funding Sources

(In millions)	June 30, 2024(1)	December 31, 2023(1)	Description
Debt of Freddie Mac	$161,373	$166,419	Debt of Freddie Mac is used to fund our business activities.
Debt of Consolidated Trusts	3,066,239	3,041,927	Debt of consolidated trusts is used primarily to fund our Single-Family guarantee activities. This type of debt is principally repaid by the cash flows of the associated mortgage loans. As a result, our repayment obligation is limited to amounts paid pursuant to our guarantee of principal and interest and to purchase modified or seriously delinquent loans from the trusts.
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
Table 31 - Debt of Freddie Mac Activity

	2Q 2024		2Q 2023
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$8,931	5.37%	$8,716	4.36%
Issuances	16,760	5.40	28,030	4.65
Repayments	—	—	—	—
Maturities	(17,238)	5.40	(25,360)	4.31
Total short-term debt	8,453	5.39	11,386	5.08

Long-term:
Beginning balance	160,470	3.24	181,384	2.51
Issuances	13,445	5.70	20,341	5.44
Repayments	(3,130)	5.74	(4,020)	5.12
Maturities	(10,746)	2.09	(17,131)	0.83
Total long-term debt	160,039	3.47	180,574	3.21
Total debt of Freddie Mac, net	$168,492	3.57%	$191,960	3.32%
Referenced footnote is included after the year-to-date table.

Freddie Mac 2Q 2024 Form 10-Q	35

Management's Discussion and Analysis	Liquidity and Capital Resources

	YTD 2024		YTD 2023
(Dollars in millions)	Par Value	Average Rate(1)	Par Value	Average Rate(1)
Short-term:
Beginning balance	$6,032	5.39%	$7,716	3.49%
Issuances	32,702	5.35	78,769	4.35
Repayments	—	—	—	—
Maturities	(30,281)	5.34	(75,099)	4.13
Total short-term debt	8,453	5.39	11,386	5.08

Long-term:
Beginning balance	168,009	3.31	170,363	2.22
Issuances	29,883	5.52	34,533	5.40
Repayments	(23,943)	5.64	(6,511)	5.43
Maturities	(13,910)	2.21	(17,811)	0.86
Total long-term debt	160,039	3.47	180,574	3.21
Total debt of Freddie Mac, net	$168,492	3.57%	$191,960	3.32%
(1)Average rate is weighted based on par value.
As of June 30, 2024, our aggregate indebtedness pursuant to the Purchase Agreement was $168.5 billion, which was below the current $270.0 billion debt cap limit. Our aggregate indebtedness calculation primarily includes the par value of short- and long-term debt.
Maturity and Redemption Dates
The table below presents the par value of debt of Freddie Mac by contractual maturity date and earliest redemption date. The earliest redemption date includes callable debt at its earliest call date, and the contractual maturity date includes both callable debt and non-callable debt as of their respective maturity dates.
Table 32 - Maturity and Redemption Dates

	As of June 30, 2024		As of December 31, 2023
(In millions)	Contractual Maturity Date	Earliest Redemption Date	Contractual Maturity Date	Earliest Redemption Date
Debt of Freddie Mac(1):
1 year or less	$43,594	$142,702	$47,276	$144,232
1 year through 2 years	50,826	11,906	61,187	15,249
2 years through 3 years	15,182	136	15,645	447
3 years through 4 years	12,039	414	12,530	305
4 years through 5 years	20,869	245	10,947	345
Thereafter	24,118	11,225	24,278	11,285
STACR and SCR debt(2)	1,864	1,864	2,177	2,177
Total debt of Freddie Mac	$168,492	$168,492	$174,040	$174,040
(1)As of June 30, 2024 and December 31, 2023, excludes $12.1 billion and $10.2 billion, respectively, of payables related to securities sold under agreements to repurchase that we offset against receivables related to securities purchased under agreements to resell on our condensed consolidated balance sheets.
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

Freddie Mac 2Q 2024 Form 10-Q	36

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below shows the issuance and extinguishment activity for the debt of consolidated trusts.
Table 33 - Debt of Consolidated Trusts Activity

(In millions)	2Q 2024	2Q 2023	YTD 2024	YTD 2023
Beginning balance	$3,009,077	$2,938,721	$2,999,893	$2,929,567
Issuances	114,422	114,546	199,295	201,567
Repayments and extinguishments	(96,640)	(92,271)	(172,329)	(170,138)
Ending balance	3,026,859	2,960,996	3,026,859	2,960,996
Unamortized premiums and discounts	39,380	46,282	39,380	46,282
Debt of consolidated trusts	$3,066,239	$3,007,278	$3,066,239	$3,007,278
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
Cash Flows

Cash and cash equivalents (including restricted cash and cash equivalents) remained $5.5 billion as of June 30, 2024, unchanged from June 30, 2023.

Freddie Mac 2Q 2024 Form 10-Q	37

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Resources
The table below presents activity related to our net worth.
Table 34 - Net Worth Activity

(In millions)	2Q 2024	2Q 2023	YTD 2024	YTD 2023
Beginning balance	$50,463	$39,067	$47,722	$37,018
Comprehensive income	2,760	2,890	5,501	4,939
Capital draw from Treasury	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—
Total equity / net worth	$53,223	$41,957	$53,223	$41,957

Remaining Treasury funding commitment	$140,162	$140,162	$140,162	$140,162
Aggregate draws under Purchase Agreement	71,648	71,648	71,648	71,648
Aggregate cash dividends paid to Treasury	119,680	119,680	119,680	119,680
Liquidation preference of the senior preferred stock	123,111	111,715	123,111	111,715
ERCF

FHFA published a final rule in November 2023 amending several provisions of the ERCF, with most of the amendments becoming effective in April 2024. For a description of our capital requirements under the ERCF, including the amended provisions, see the MD&A - Regulation and Supervision section in our 2023 Annual Report.

The charts below present the ERCF capital adequacy requirements under the risk-based capital requirement (CET1 capital ratio relative to RWA) and leverage capital requirement (Tier 1 capital ratio relative to ATA).

Risk-Based Capital Requirement: CET1 Capital Ratio

Leverage Capital Requirement: Tier 1 Capital Ratio

Freddie Mac 2Q 2024 Form 10-Q	38

Management's Discussion and Analysis	Liquidity and Capital Resources

Capital Metrics
The table below presents the components of our regulatory capital.
Table 35 - Regulatory Capital Components

(In millions)	June 30, 2024	December 31, 2023
Total equity	$53,223	$47,722
Less:
Senior preferred stock	72,648	72,648
Preferred stock	14,109	14,109
Common equity	(33,534)	(39,035)
Less: deferred tax assets arising from temporary differences that exceed 10% of CET1 capital and other regulatory adjustments	4,843	4,108
Common equity Tier 1 capital	(38,377)	(43,143)
Add: Preferred stock	14,109	14,109
Tier 1 capital	(24,268)	(29,034)
Tier 2 capital adjustments	—	—
Adjusted total capital	($24,268)	($29,034)
The table below presents the components of our statutory capital.
Table 36 - Statutory Capital Components

(In millions)	June 30, 2024	December 31, 2023
Total equity	$53,223	$47,722
Less:
Senior preferred stock	72,648	72,648
AOCI, net of taxes	(52)	(22)
Core capital	(19,373)	(24,904)
General allowance for foreclosure losses(1)	7,347	6,849
Total capital	($12,026)	($18,055)
(1)Represents our allowance for credit losses.

Freddie Mac 2Q 2024 Form 10-Q	39

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below presents our capital metrics under the ERCF.
Table 37 - Capital Metrics Under ERCF

(In billions)		June 30, 2024		December 31, 2023
Adjusted total assets			$3,749	$3,775
Risk-weighted assets (standardized approach):
Credit risk			880	884
Market risk			53	54
Operational risk			70	71
Total risk-weighted assets			$1,003	$1,009

(In billions)		June 30, 2024		December 31, 2023
Stress capital buffer			$28	$28
Stability capital buffer			29	23
Countercyclical capital buffer amount			—	—
PCCBA			$57	$51
PLBA			$14	$11

	June 30, 2024
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$80	N/A	$80	($12)	($92)
CET1 capital	45	$57	102	(38)	(140)
Tier 1 capital	60	57	117	(24)	(141)
Adjusted total capital	80	57	137	(24)	(161)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(1.2)%	(9.2)%
CET1 capital	4.5	5.7%	10.2	(3.8)	(14.0)
Tier 1 capital	6.0	5.7	11.7	(2.4)	(14.1)
Adjusted total capital	8.0	5.7	13.7	(2.4)	(16.1)
Leverage capital amounts:
Core capital	$94	N/A	$94	($19)	($113)
Tier 1 capital	94	$14	108	(24)	(132)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.5)%	(3.0)%
Tier 1 capital	2.5	0.4%	2.9	(0.6)	(3.5)
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2024 Form 10-Q	40

Management's Discussion and Analysis	Liquidity and Capital Resources

	December 31, 2023
(Dollars in billions)	Minimum Capital Requirement	Applicable Buffer(1)	Capital Requirement (Including Buffer(1))	Available Capital (Deficit)	Capital Shortfall
Risk-based capital amounts:
Total capital	$81	N/A	$81	($18)	($99)
CET1 capital	45	$51	96	(43)	(139)
Tier 1 capital	60	51	111	(29)	(140)
Adjusted total capital	81	51	132	(29)	(161)
Risk-based capital ratios(2):
Total capital	8.0%	N/A	8.0%	(1.8)%	(9.8)%
CET1 capital	4.5	5.0%	9.5	(4.3)	(13.8)
Tier 1 capital	6.0	5.0	11.0	(2.9)	(13.9)
Adjusted total capital	8.0	5.0	13.0	(2.9)	(15.9)
Leverage capital amounts:
Core capital	$95	N/A	$95	($25)	($120)
Tier 1 capital	95	$11	106	(29)	(135)
Leverage capital ratios(3):
Core capital	2.5%	N/A	2.5%	(0.7)%	(3.2)%
Tier 1 capital	2.5	0.3%	2.8	(0.8)	(3.6)
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA.
(3)As a percentage of ATA.
At June 30, 2024, our maximum payout ratio under the ERCF was 0.0%.
See Note 15 for additional information on our capital amounts and ratios under the ERCF.

Freddie Mac 2Q 2024 Form 10-Q	41

Management's Discussion and Analysis	Critical Accounting Estimates
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
Table 38 - Forecasted House Price Growth Rates

	12-Month Forward	13- to 24-Month Forward
June 30, 2024	0.6%	0.5%
March 31, 2024	0.2	0.6
December 31, 2023	2.8	2.0

Freddie Mac 2Q 2024 Form 10-Q	42

Management's Discussion and Analysis	Regulation and Supervision

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
Federal Housing Finance Agency
Closed-End Second-Lien Mortgage Pilot

On June 21, 2024, FHFA announced its conditional approval for Freddie Mac to engage in a limited pilot to purchase certain single-family closed-end second-lien mortgages, following FHFA’s initial publication of the proposed new product for public comment under FHFA’s Prior Approval for Enterprise Products requirement. This conditional approval includes several incremental limitations on the product, including:
■    A maximum volume of $2.5 billion in purchases for the pilot;
■    A maximum duration of 18 months for the pilot;
■    A maximum loan amount of $78,277, corresponding to certain subordinate-lien loan thresholds in the CFPB's definition of Qualified Mortgage;
■    A minimum seasoning period of 24 months for the first mortgage; and
■    Eligibility only for primary residences.
Upon the pilot’s conclusion, FHFA will analyze the data on Freddie Mac’s purchases of second-lien mortgages to determine whether the objectives of the pilot were met. FHFA has determined that any increase to the volume or extension of the duration of the pilot, or a conversion of the pilot to a programmatic activity, would be treated as a new product that is subject to public notice and comment and FHFA approval. Any subsequent approval would be informed by the preliminary results of the pilot.
FICO 10T and VantageScore 4.0

On July 11, 2024, FHFA announced the publication of historical VantageScore 4.0 credit scores to support the implementation of Freddie Mac and Fannie Mae’s updated credit score and credit reporting requirements. For additional information on this initiative, see our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
Multifamily Tenant Protections

On July 12, 2024, FHFA announced a set of required tenant protections for multifamily properties financed by the Enterprises. Covered housing providers will be required to provide tenants with the following:
■    30-day written notice of a rent increase;
■    30-day written notice of a lease’s scheduled expiration; and
■    5-day grace period for late rent payments.
Freddie Mac will monitor and enforce these tenant protections, and failure to comply could result in the exercise of remedies under the applicable loan documents. These protections will apply to properties for which new loan applications are signed on or after the policy effective date, February 28, 2025. Freddie Mac expects to publish a detailed description of the tenant protection policy in August 2024.
Quality Control Standards for Automated Valuation Models

On July 17, 2024, six federal regulatory agencies, including FHFA, issued a final rule, pursuant to the Dodd-Frank Act, designed to help ensure the credibility and integrity of models used in valuations for certain mortgages secured by a consumer’s principal dwelling. In particular, the rule will implement quality control standards for automated valuation models (AVMs) used by mortgage originators and secondary market issuers in valuing those homes.
Under the final rule, the agencies will require institutions that engage in certain transactions secured by a consumer’s principal dwelling to adopt policies, practices, procedures, and control systems designed to ensure a high level of confidence in

Freddie Mac 2Q 2024 Form 10-Q	43

Management's Discussion and Analysis	Regulation and Supervision

estimates produced by AVMs; protect against data manipulation; seek to avoid conflicts of interest; require random sample testing and reviews; and comply with nondiscrimination laws. The rule takes effect on the first day of the calendar quarter following one year after publication in the Federal Register.

Freddie Mac 2Q 2024 Form 10-Q	44

Management's Discussion and Analysis	Forward-Looking Statements

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
■ Changes in investor demand for our debt or mortgage-related securities;

Freddie Mac 2Q 2024 Form 10-Q	45

Management's Discussion and Analysis	Forward-Looking Statements

■ Our ability to maintain market acceptance of our mortgage-related securities, including our ability to maintain alignment of the prepayment speeds and pricing performance of our and Fannie Mae's respective UMBS;
■ Changes in the practices of loan originators, servicers, investors, and other participants in the secondary mortgage market including as a result of evolving AI regulation;
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

Freddie Mac 2Q 2024 Form 10-Q	46

Financial Statements

Financial Statements

Freddie Mac 2Q 2024 Form 10-Q	47

Financial Statements	Condensed Consolidated Statements of Income and Comprehensive Income
FREDDIE MAC
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(In millions, except share-related amounts)	2Q 2024	2Q 2023	YTD 2024	YTD 2023
Net interest income
Interest income	$29,064	$25,755	$57,449	$50,742
Interest expense	(24,136)	(21,232)	(47,762)	(41,718)
Net interest income	4,928	4,523	9,687	9,024

Non-interest income
Guarantee income	383	309	879	775
Investment gains, net	549	411	954	186
Other income	128	96	225	181
Non-interest income	1,060	816	2,058	1,142
Net revenues	5,988	5,339	11,745	10,166

(Provision) benefit for credit losses	(394)	537	(575)	142

Non-interest expense
Salaries and employee benefits	(420)	(405)	(841)	(779)
Credit enhancement expense	(588)	(590)	(1,185)	(1,120)
Benefit for (decrease in) credit enhancement recoveries	(7)	(108)	(6)	(59)
Legislative assessments expense	(768)	(751)	(1,522)	(1,486)
Other expense	(351)	(350)	(702)	(692)
Non-interest expense	(2,134)	(2,204)	(4,256)	(4,136)

Income before income tax expense	3,460	3,672	6,914	6,172
Income tax expense	(695)	(728)	(1,383)	(1,233)
Net income	2,765	2,944	5,531	4,939
Other comprehensive income (loss), net of taxes and reclassification adjustments	(5)	(54)	(30)	—
Comprehensive income	$2,760	$2,890	$5,501	$4,939

Net income	$2,765	$2,944	$5,531	$4,939
Amounts attributable to senior preferred stock	(2,760)	(2,890)	(5,501)	(4,939)
Net income attributable to common stockholders	$5	$54	$30	$—
Net income per common share	$0.00	$0.02	$0.01	$0.00
Weighted average common shares (in millions)	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2024 Form 10-Q	48

Financial Statements	Condensed Consolidated Balance Sheets
FREDDIE MAC
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except share-related amounts)	2024	2023
Assets
Cash and cash equivalents (includes $1,206 and $978 of restricted cash and cash equivalents)	$5,532	$6,019
Securities purchased under agreements to resell	97,180	95,148
Investment securities, at fair value	43,480	43,275
Mortgage loans held-for-sale (includes $7,956 and $7,356 at fair value)	12,346	12,941
Mortgage loans held-for-investment (net of allowance for credit losses of $6,839 and $6,383 and includes $1,991 and $1,806 at fair value)	3,105,869	3,083,665
Accrued interest receivable	10,445	9,925
Deferred tax assets, net	4,795	4,076
Other assets (includes $5,968 and $6,095 at fair value)	27,605	25,927
Total assets	$3,307,252	$3,280,976
Liabilities and equity
Liabilities
Accrued interest payable	$9,346	$8,812
Debt (includes $2,850 and $2,476 at fair value)	3,227,612	3,208,346
Other liabilities (includes $1,054 and $873 at fair value)	17,071	16,096
Total liabilities	3,254,029	3,233,254
Commitments and contingencies
Equity
Senior preferred stock (liquidation preference of $123,111 and $117,309)	72,648	72,648
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,059,553 shares outstanding	—	—
Retained earnings	(29,597)	(35,128)
AOCI, net of taxes, related to:
Available-for-sale securities	46	72
Other	(98)	(94)
AOCI, net of taxes	(52)	(22)
Treasury stock, at cost, 75,804,333 shares	(3,885)	(3,885)
Total equity	53,223	47,722
Total liabilities and equity	$3,307,252	$3,280,976
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our condensed consolidated balance sheets.

	June 30,	December 31,
(In millions)	2024	2023
Assets:
Cash and cash equivalents (includes $1,100 and $890 of restricted cash and cash equivalents)	$1,101	$891
Securities purchased under agreements to resell	12,692	9,396
Investment securities, at fair value	—	65
Mortgage loans held-for-investment, net	3,058,317	3,039,461
Accrued interest receivable	9,321	8,885
Other assets	5,830	4,858
Total assets of consolidated VIEs	$3,087,261	$3,063,556
Liabilities:
Accrued interest payable	$7,938	$7,527
Debt	3,066,239	3,041,927
Total liabilities of consolidated VIEs	$3,074,177	$3,049,454
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2024 Form 10-Q	49

Financial Statements	Condensed Consolidated Statements of Equity

FREDDIE MAC
Condensed Consolidated Statements of Equity (Unaudited)

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at March 31, 2024	1	464	650	$72,648	$14,109	$—	($32,362)	($47)	($3,885)	$50,463
Comprehensive income:
Net income	—	—	—	—	—	—	2,765	—	—	2,765
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1 million)	—	—	—	—	—	—	—	(3)	—	(3)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $1 million)	—	—	—	—	—	—	—	(2)	—	(2)
Other (net of taxes of $0 million)	—	—	—	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	2,765	(5)	—	2,760
Ending balance at June 30, 2024	1	464	650	$72,648	$14,109	$—	($29,597)	($52)	($3,885)	$53,223

Balance at March 31, 2023	1	464	650	$72,648	$14,109	$—	($43,671)	($134)	($3,885)	$39,067
Comprehensive income:
Net income	—	—	—	—	—	—	2,944	—	—	2,944
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $15 million)	—	—	—	—	—	—	—	(55)	—	(55)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $0 million)	—	—	—	—	—	—	—	(1)	—	(1)
Other (net of taxes of $0 million)	—	—	—	—	—	—	—	2	—	2
Comprehensive income	—	—	—	—	—	—	2,944	(54)	—	2,890
Ending balance at June 30, 2023	1	464	650	$72,648	$14,109	$—	($40,727)	($188)	($3,885)	$41,957

	Shares Outstanding			Senior Preferred Stock	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Retained Earnings	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2023	1	464	650	$72,648	$14,109	$—	($35,128)	($22)	($3,885)	$47,722
Comprehensive income:
Net income	—	—	—	—	—	—	5,531	—	—	5,531
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $8 million)	—	—	—	—	—	—	—	(28)	—	(28)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $2 million)	—	—	—	—	—	—	—	2	—	2
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	(4)	—	(4)
Comprehensive income	—	—	—	—	—	—	5,531	(30)	—	5,501
Ending balance at June 30, 2024	1	464	650	$72,648	$14,109	$—	($29,597)	($52)	($3,885)	$53,223

Balance at December 31, 2022	1	464	650	$72,648	$14,109	$—	($45,666)	($188)	($3,885)	$37,018
Comprehensive income:
Net income	—	—	—	—	—	—	4,939	—	—	4,939
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on available-for-sale securities (net of taxes of $1 million)	—	—	—	—	—	—	—	(3)	—	(3)
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income (net of taxes of $0 million)	—	—	—	—	—	—	—	(1)	—	(1)
Other (net of taxes of $1 million)	—	—	—	—	—	—	—	4	—	4
Comprehensive income	—	—	—	—	—	—	4,939	—	—	4,939
Ending balance at June 30, 2023	1	464	650	$72,648	$14,109	$—	($40,727)	($188)	($3,885)	$41,957
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2024 Form 10-Q	50

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	YTD 2024	YTD 2023
Net cash provided by (used in) operating activities	$3,821	$5,006
Cash flows from investing activities
Investment securities:
Purchases	(41,294)	(69,402)
Proceeds from sales	35,976	56,879
Proceeds from maturities and repayments	4,307	9,373
Mortgage loans acquired held-for-investment:
Purchases	(57,665)	(48,969)
Proceeds from sales	1,430	4,634
Proceeds from repayments	126,412	121,259
Advances under secured lending arrangements	(46,289)	(47,709)
Net (increase) decrease in securities purchased under agreements to resell	(3,862)	(22,267)
Cash flows related to derivatives	3,111	1,654
Other, net	201	(209)
Net cash provided by (used in) investing activities	22,327	5,243
Cash flows from financing activities
Debt of consolidated trusts:
Proceeds from issuance	102,983	99,146
Repayments and redemptions	(125,972)	(121,120)
Debt of Freddie Mac:
Proceeds from issuance	62,410	113,098
Repayments	(67,882)	(99,255)
Net increase (decrease) in securities sold under agreements to repurchase	1,830	(2,824)
Other, net	(4)	(140)
Net cash provided by (used in) financing activities	(26,635)	(11,095)
Net increase (decrease) in cash and cash equivalents (includes restricted cash and cash equivalents)	(487)	(846)
Cash and cash equivalents (includes restricted cash and cash equivalents) at the beginning of year	6,019	6,360
Cash and cash equivalents (includes restricted cash and cash equivalents) at end of period	$5,532	$5,514

Supplemental cash flow information
Cash paid for:
Debt interest	$48,506	$42,058
Income taxes	2,250	700
Non-cash investing and financing activities (Notes 3 and 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac 2Q 2024 Form 10-Q	51

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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
We invest in LIHTC partnerships to support and preserve the supply of affordable housing. We have elected to account for these investments using the proportional amortization method when applicable. The carrying amount of our investments in LIHTC partnerships is presented in other assets on our condensed consolidated balance sheets and totaled $3.8 billion as of June 30, 2024.

Freddie Mac 2Q 2024 Form 10-Q	52

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
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
		January 1, 2024	The adoption of these amendments did not have a material effect on our consolidated financial statements. See the preceding section Consolidation and Equity Investments for additional information.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements
Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this Update require the disclosure of more detailed quantitative and qualitative information about significant segment expenses that are regularly provided to the CODM and included in each reported measure of segment profit or loss.	December 31, 2024	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require annual disclosure of more detailed tax rate reconciliation categories and income taxes paid by geography and jurisdiction.	January 1, 2025	We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

Freddie Mac 2Q 2024 Form 10-Q	53

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2
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
Table 2.1 - Nonconsolidated VIEs

	June 30, 2024
	Carrying Amounts of the Assets and Liabilities On the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,741	($385)	$45	$30,188	$24,553
Resecuritization products(2)	4,678	63	744	107,553	107,553
CRT products(3)	—	90	232	28,260	8
Total Single-Family	6,419	(232)	1,021	166,001	132,114
Multifamily:
Securitization products(4)	5,523	5,116	4,565	361,442	322,434
CRT products(3)	—	21	14	1,541	16
Total Multifamily	5,523	5,137	4,579	362,983	322,450
Other	1	6	5	89	465
Total	$11,943	$4,911	$5,605	$529,073	$455,029
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2024 Form 10-Q	54

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

	December 31, 2023
	Carrying Amounts of the Assets and Liabilities On the Condensed Consolidated Balance Sheets			Total Assets	Maximum Exposure to Loss
(In millions)	Investment securities	Accrued Interest Receivable and Other Assets(1)	Liabilities(1)
Single-Family:
Securitization products	$1,272	$172	$427	$30,298	$24,600
Resecuritization products(2)	4,952	67	626	110,320	110,320
CRT products(3)	—	92	220	29,126	14
Total Single-Family	6,224	331	1,273	169,744	134,934
Multifamily:
Securitization products(4)	5,985	5,082	4,652	360,928	321,262
CRT products(3)	—	11	7	1,359	8
Total Multifamily	5,985	5,093	4,659	362,287	321,270
Other	—	7	5	117	468
Total	$12,209	$5,431	$5,937	$532,148	$456,672
(1)    Other assets primarily include our guarantee assets. Liabilities primarily include our guarantee obligations.
(2)    Total assets and maximum exposure to loss are based on the UPB of Fannie Mae securities underlying commingled Freddie Mac resecuritization trusts. We exclude noncommingled resecuritization trusts from these amounts as we have already guaranteed the underlying collateral and therefore noncommingled resecuritizations do not involve any incremental assets or create any incremental exposure to credit risk. Total assets exclude less than $0.1 billion and $0.1 billion as of June 30, 2024 and December 31, 2023, respectively, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.
(3)    Maximum exposure to loss is based on our expected recovery receivables and excludes our obligations to make certain payments to the VIE to support payment of the interest due on the notes issued by the VIE, which we account for as derivative instruments. The notional value of these derivative instruments is equal to the total assets of the VIE.
(4)    Includes total assets of $0.4 billion and $0.3 billion as of June 30, 2024 and December 31, 2023, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off.

Freddie Mac 2Q 2024 Form 10-Q	55

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

NOTE 3
Mortgage Loans
The table below provides details of the loans on our condensed consolidated balance sheets.
Table 3.1 - Mortgage Loans

	June 30, 2024			December 31, 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Held-for-sale UPB	$3,244	$9,660	$12,904	$3,527	$9,905	$13,432
Cost basis and fair value adjustments, net	(627)	69	(558)	(712)	221	(491)
Total held-for-sale loans, net	2,617	9,729	12,346	2,815	10,126	12,941
Held-for-investment UPB	3,016,537	65,114	3,081,651	2,996,509	59,203	3,055,712
Cost basis and fair value adjustments, net(1)	31,420	(363)	31,057	34,627	(291)	34,336
Allowance for credit losses	(6,457)	(382)	(6,839)	(6,057)	(326)	(6,383)
Total held-for-investment loans, net(2)	3,041,500	64,369	3,105,869	3,025,079	58,586	3,083,665
Total mortgage loans, net	$3,044,117	$74,098	$3,118,215	$3,027,894	$68,712	$3,096,606
(1)Includes ($0.6) billion and ($0.2) billion of basis adjustments maintained on a closed portfolio basis related to existing portfolio layer method fair value hedge relationships as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes $2.0 billion and $1.8 billion of multifamily held-for-investment loans for which we have elected the fair value option as of June 30, 2024 and December 31, 2023, respectively.
The table below provides details of the UPB of loans we purchased and sold during the periods presented.
Table 3.2 - Loans Purchased and Sold

(In millions)	2Q 2024	2Q 2023	YTD 2024	YTD 2023
Single-Family:
Purchases:
Held-for-investment loans	$85,239	$82,850	$147,508	$141,815
Sales of held-for-sale loans(1)	381	—	999	—
Multifamily:
Purchases:
Held-for-investment loans	3,791	4,661	6,416	8,010
Held-for-sale loans	6,581	7,398	13,040	10,093
Sales of held-for-sale loans(2)	6,462	8,626	13,065	14,776
(1)Our sales of single-family loans reflect the sale of single-family seasoned loans.
(2)Our sales of multifamily loans occur primarily through the issuance of Multifamily K Certificates.

Freddie Mac 2Q 2024 Form 10-Q	56

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Reclassifications

The table below presents the allowance for credit losses or valuation allowance that was reversed or established due to loan reclassifications between held-for-investment and held-for-sale during the periods presented.
Table 3.3 - Loan Reclassifications(1)

	2Q 2024			2Q 2023
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$691	$7	$—	$—	$—	$—
Held-for-sale to held-for-investment(2)	43	4	5	—	—	—
Multifamily reclassifications from:
Held-for-investment to held-for-sale	577	10	(39)	735	1	(6)
Held-for-sale to held-for-investment(2)	378	—	6	161	—	—

	YTD 2024			YTD 2023
(In millions)	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed	UPB	Allowance for Credit Losses Reversed or (Established)	Valuation Allowance (Established) or Reversed
Single-Family reclassifications from:
Held-for-investment to held-for-sale	$1,067	$15	$—	$—	$—	$—
Held-for-sale to held-for-investment(2)	93	8	9	48	4	4
Multifamily reclassifications from:
Held-for-investment to held-for-sale	841	11	(44)	5,466	2	(33)
Held-for-sale to held-for-investment(2)	747	—	9	722	—	16
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
Table 3.4 - Amortized Cost Basis of Held-for-Investment Loans on Non-Accrual(1)

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	June 30, 2024	March 31, 2024	2Q 2024	YTD 2024
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,773	$12,189	$32	$88
15-year or less, amortizing fixed-rate	439	485	1	2
Adjustable-rate and other	230	247	1	2
Total Single-Family	12,442	12,921	34	92
Total Multifamily	110	103	—	1
Total Single-Family and Multifamily	$12,552	$13,024	$34	$93
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2024 Form 10-Q	57

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	Non-Accrual Amortized Cost Basis		Interest Income Recognized(2)
(In millions)	June 30, 2023	March 31, 2023	2Q 2023	YTD 2023
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,989	$9,348	$28	$78
15-year or less, amortizing fixed-rate	540	434	1	2
Adjustable-rate and other	323	332	1	2
Total Single-Family	12,852	10,114	30	82
Total Multifamily	56	41	1	1
Total Single-Family and Multifamily	$12,908	$10,155	$31	$83
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
Table 3.5 - Accrued Interest Receivable and Related Charge-Offs

	Accrued Interest Receivable		Accrued Interest Receivable Related Charge-Offs
(In millions)	June 30, 2024	December 31, 2023	2Q 2024	2Q 2023	YTD 2024	YTD 2023
Single-Family loans	$9,260	$8,833	($46)	($88)	($92)	($136)
Multifamily loans	306	287	—	—	(1)	—
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

Freddie Mac 2Q 2024 Form 10-Q	58

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.6 - Amortized Cost Basis of Single-Family Held-for-Investment Loans by Current LTV Ratio and Vintage

	June 30, 2024
	Year of Origination						Total
(In millions)	2024	2023	2022	2021	2020	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$17,803	$43,085	$99,931	$538,602	$544,594	$486,458	$1,730,473
> 60 to 80	46,007	108,858	183,168	274,422	71,139	14,235	697,829
> 80 to 90	22,261	67,601	77,377	18,677	1,019	379	187,314
> 90 to 100	33,733	40,380	17,077	1,193	93	81	92,557
> 100	34	162	734	49	17	69	1,065
Total 20- and 30-year or more, amortizing fixed-rate	119,838	260,086	378,287	832,943	616,862	501,222	2,709,238
Current year-to-date gross charge-offs(1)	—	2	18	26	23	94	163
15-year or less, amortizing fixed-rate
≤ 60	1,972	4,458	20,948	116,532	92,082	60,394	296,386
> 60 to 80	1,955	3,657	6,059	2,147	115	12	13,945
> 80 to 90	322	541	248	11	—	1	1,123
> 90 to 100	193	84	17	—	—	—	294
> 100	—	—	—	—	—	—	—
Total 15-year or less, amortizing fixed-rate	4,442	8,740	27,272	118,690	92,197	60,407	311,748
Current year-to-date gross charge-offs(1)	—	—	1	1	—	1	3
Adjustable-rate and other
≤ 60	180	432	1,712	3,358	1,406	12,335	19,423
> 60 to 80	494	1,307	2,570	854	66	202	5,493
> 80 to 90	244	793	896	32	2	16	1,983
> 90 to 100	184	283	205	3	—	5	680
> 100	—	1	8	—	—	2	11
Total adjustable-rate and other	1,102	2,816	5,391	4,247	1,474	12,560	27,590
Current year-to-date gross charge-offs(1)	—	—	—	—	—	1	1
Total for all loan product types by current LTV ratio:
≤ 60	19,955	47,975	122,591	658,492	638,082	559,187	2,046,282
> 60 to 80	48,456	113,822	191,797	277,423	71,320	14,449	717,267
> 80 to 90	22,827	68,935	78,521	18,720	1,021	396	190,420
> 90 to 100	34,110	40,747	17,299	1,196	93	86	93,531
> 100	34	163	742	49	17	71	1,076
Total Single-Family loans	$125,382	$271,642	$410,950	$955,880	$710,533	$574,189	$3,048,576
Total current year-to-date gross charge-offs(1)	$—	$2	$19	$27	$23	$96	$167
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2024 Form 10-Q	59

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	December 31, 2023
	Year of Origination						Total
(In millions)	2023	2022	2021	2020	2019	Prior
Current LTV ratio:
20- and 30-year or more, amortizing fixed-rate
≤ 60	$39,500	$93,279	$513,267	$542,449	$94,348	$411,663	$1,694,506
> 60 to 80	105,384	183,251	318,965	95,102	12,402	7,296	722,400
> 80 to 90	55,973	90,785	27,750	1,272	213	262	176,255
> 90 to 100	51,994	23,460	1,542	71	16	77	77,160
> 100	28	912	24	9	5	88	1,066
Total 20- and 30-year or more, amortizing fixed-rate	252,879	391,687	861,548	638,903	106,984	419,386	2,671,387
Full-year gross charge-offs(1)	—	12	37	43	45	243	380
15-year or less, amortizing fixed-rate
≤ 60	4,221	20,246	121,709	98,338	12,488	56,493	313,495
> 60 to 80	3,973	8,314	4,491	278	19	5	17,080
> 80 to 90	623	509	25	—	—	—	1,157
> 90 to 100	198	33	1	—	—	—	232
> 100	1	1	—	—	—	1	3
Total 15-year or less, amortizing fixed-rate	9,016	29,103	126,226	98,616	12,507	56,499	331,967
Full-year gross charge-offs(1)	—	1	2	1	—	2	6
Adjustable-rate and other
≤ 60	356	1,650	3,325	1,465	586	12,950	20,332
> 60 to 80	1,153	2,651	1,105	89	25	227	5,250
> 80 to 90	689	1,040	48	3	—	18	1,798
> 90 to 100	317	276	2	—	—	8	603
> 100	—	16	—	—	—	4	20
Total adjustable-rate and other	2,515	5,633	4,480	1,557	611	13,207	28,003
Full-year gross charge-offs(1)	—	—	—	—	—	1	1
Total for all loan product types by current LTV ratio:
≤ 60	44,077	115,175	638,301	642,252	107,422	481,106	2,028,333
> 60 to 80	110,510	194,216	324,561	95,469	12,446	7,528	744,730
> 80 to 90	57,285	92,334	27,823	1,275	213	280	179,210
> 90 to 100	52,509	23,769	1,545	71	16	85	77,995
> 100	29	929	24	9	5	93	1,089
Total Single-Family loans	$264,410	$426,423	$992,254	$739,076	$120,102	$489,092	$3,031,357
Total full-year gross charge-offs(1)	$—	$13	$39	$44	$45	$246	$387
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
■    "Substandard" has a weakness that jeopardizes the timely full repayment; and
■    "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 2Q 2024 Form 10-Q	60

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

Table 3.7 - Amortized Cost Basis of Multifamily Held-for-Investment Loans by Credit Quality Indicator and Vintage

	June 30, 2024
	Year of Origination							Total
(In millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans
Category:
Pass	$4,920	$14,658	$17,347	$7,219	$6,263	$7,501	$2,254	$60,162
Special mention	—	19	326	63	103	404	—	915
Substandard	—	29	385	355	205	709	—	1,683
Doubtful	—	—	—	—	—	—	—	—
Total	$4,920	$14,706	$18,058	$7,637	$6,571	$8,614	$2,254	$62,760

	December 31, 2023
	Year of Origination							Total
(In millions)	2023	2022	2021	2020	2019	Prior	Revolving Loans
Category:
Pass	$13,804	$17,845	$7,430	$6,345	$4,420	$3,254	$2,266	$55,364
Special mention	20	85	28	43	294	106	—	576
Substandard	—	33	188	259	223	464	—	1,167
Doubtful	—	—	—	—	—	—	—	—
Total	$13,824	$17,963	$7,646	$6,647	$4,937	$3,824	$2,266	$57,107
Past Due Status

The table below presents the amortized cost basis of our single-family and multifamily held-for-investment loans, for which we have not elected the fair value option, by payment status.
Table 3.8 - Amortized Cost Basis of Held-for-Investment Loans by Payment Status(1)

	June 30, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual With No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,664,973	$27,125	$5,669	$11,471	$2,709,238	$386
15-year or less, amortizing fixed-rate	309,466	1,599	256	427	311,748	4
Adjustable-rate and other	26,925	357	82	226	27,590	42
Total Single-Family	3,001,364	29,081	6,007	12,124	3,048,576	432
Total Multifamily	62,617	27	6	110	62,760	66
Total Single-Family and Multifamily	$3,063,981	$29,108	$6,013	$12,234	$3,111,336	$498

	December 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(2)	Total	Non-Accrual with No Allowance(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$2,627,763	$25,528	$5,787	$12,309	$2,671,387	$406
15-year or less, amortizing fixed-rate	329,601	1,589	270	507	331,967	4
Adjustable-rate and other	27,317	342	95	249	28,003	49
Total Single-Family	2,984,681	27,459	6,152	13,065	3,031,357	459
Total Multifamily	57,031	12	—	64	57,107	23
Total Single-Family and Multifamily	$3,041,712	$27,471	$6,152	$13,129	$3,088,464	$482
Referenced footnotes are on the next page.

Freddie Mac 2Q 2024 Form 10-Q	61

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

(1)There were no held-for-investment loans that were three months or more past due and accruing interest as of both June 30, 2024 and December 31, 2023.
(2)Includes $2.1 billion and $2.0 billion of single-family loans that were in the process of foreclosure as of June 30, 2024 and December 31, 2023, respectively.
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
Table 3.9 - Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2024
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$4,824	$1,580	$13	$6,417	0.2%
15-year or less, amortizing fixed-rate	192	—	—	192	0.1
Adjustable-rate and other	49	3	—	52	0.2
Total Single-Family loan restructurings	$5,065	$1,583	$13	$6,661	0.2

	2Q 2023
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$5,328	$1,116	$32	$6,476	0.2%
15-year or less, amortizing fixed-rate	265	—	—	265	0.1
Adjustable-rate and other	63	8	1	72	0.2
Total Single-Family loan restructurings	$5,656	$1,124	$33	$6,813	0.2

	YTD 2024
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$9,447	$2,835	$19	$12,301	0.5%
15-year or less, amortizing fixed-rate	378	—	—	378	0.1
Adjustable-rate and other	95	6	1	102	0.4
Total Single-Family loan restructurings	$9,920	$2,841	$20	$12,781	0.4
Referenced footnotes are on the next page.

Freddie Mac 2Q 2024 Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2023
(Dollars in millions)	Payment Delay(2)	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total	Total as % of Class of Financing Receivable(3)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$10,607	$2,148	$118	$12,873	0.5%
15-year or less, amortizing fixed-rate	547	—	—	547	0.2
Adjustable-rate and other	123	18	5	146	0.5
Total Single-Family loan restructurings	$11,277	$2,166	$123	$13,566	0.5
(1)     Type of loan restructurings reflects the cumulative effects of the loan restructurings received during the period. Includes loan modifications in the period in which the borrower completes the trial period and the loan is permanently modified. The amortized cost basis of loans in trial period modification plans was $2.0 billion and $1.8 billion as of June 30, 2024 and June 30, 2023, respectively. Most of these loans are 20- and 30-year or more, amortizing fixed-rate loans.
(2)    Includes $2.1 billion and $4.6 billion related to payment deferral plans for 2Q 2024 and YTD 2024, respectively, compared to $2.2 billion and $4.8 billion for 2Q 2023 and YTD 2023, respectively. Also includes forbearance plans, repayment plans, and loan modifications that only involve payment delays.
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
Table 3.10 – Financial Effects of Single-Family Loan Restructurings Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2024
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.5%	168	$17
15-year or less, amortizing fixed-rate	—	23	13
Adjustable-rate and other	0.8	223	13

	2Q 2023
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.1%	179	$18
15-year or less, amortizing fixed-rate	—	0	16
Adjustable-rate and other	1.6	201	15

	YTD 2024
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	0.7%	169	$16
15-year or less, amortizing fixed-rate	—	23	13
Adjustable-rate and other	0.9	217	14
Referenced footnotes are on the next page.

Freddie Mac 2Q 2024 Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2023
(Dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Payment Deferral or Principal Forbearance(2)
Single-Family:
20- and 30-year or more, amortizing fixed-rate	1.0%	181	$17
15-year or less, amortizing fixed-rate	—	0	16
Adjustable-rate and other	1.9	200	17
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
Table 3.11 - Subsequent Defaults of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty(1)

	2Q 2024
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$952	$398	$3	$1,353
15-year or less, amortizing fixed-rate	34	—	—	34
Adjustable-rate and other	8	1	—	9
Total Single-Family	$994	$399	$3	$1,396

	2Q 2023
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$710	$239	$131	$1,080
15-year or less, amortizing fixed-rate	33	—	—	33
Adjustable-rate and other	11	2	2	15
Total Single-Family	$754	$241	$133	$1,128

	YTD 2024
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,620	$725	$8	$2,353
15-year or less, amortizing fixed-rate	55	—	—	55
Adjustable-rate and other	16	1	—	17
Total Single-Family	$1,691	$726	$8	$2,425
Referenced footnotes are on the next page.

Freddie Mac 2Q 2024 Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	YTD 2023
(In millions)	Payment Delay	Payment Delay and Term Extension	Payment Delay, Term Extension, and Interest Rate Reduction	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$1,286	$381	$305	$1,972
15-year or less, amortizing fixed-rate	59	—	—	59
Adjustable-rate and other	18	3	6	27
Total Single-Family	$1,363	$384	$311	$2,058
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
Table 3.12 - Amortized Cost Basis of Single-Family Restructured Loans Involving Borrowers Experiencing Financial Difficulty by Payment Status

	June 30, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$11,169	$3,009	$1,537	$4,926	$20,641
15-year or less, amortizing fixed-rate	352	94	54	169	669
Adjustable-rate and other	94	20	13	51	178
Total Single-Family	$11,615	$3,123	$1,604	$5,146	$21,488

	June 30, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due	Total
Single-Family:
20- and 30-year or more, amortizing fixed-rate	$13,660	$2,341	$1,478	$6,244	$23,723
15-year or less, amortizing fixed-rate	572	94	57	281	1,004
Adjustable-rate and other	158	32	19	84	293
Total Single-Family	$14,390	$2,467	$1,554	$6,609	$25,020
Non-Cash Investing and Financing Activities

During YTD 2024 and YTD 2023, we acquired $96.8 billion and $100.9 billion, respectively, of loans held-for-investment in exchange for the issuance of debt of consolidated trusts in guarantor swap transactions. We received approximately $45.3 billion and $46.3 billion of loans held-for-investment from sellers during YTD 2024 and YTD 2023, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets.

Freddie Mac 2Q 2024 Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Table 4.1 - Financial Guarantees

	June 30, 2024
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,188	$24,553	$396	39
Other mortgage-related guarantees	8,325	8,325	144	28
Total Single-Family mortgage-related guarantees	38,513	32,878	540
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	361,442	322,434	4,349	36
Other mortgage-related guarantees	11,054	11,054	382	34
Total Multifamily mortgage-related guarantees	372,496	333,488	4,731
Guarantees of Fannie Mae securities(4)	107,553	107,553	—	37
Other	89	465	—	30

	December 31, 2023
(Dollars in millions, terms in years)	UPB	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
Single-Family mortgage-related guarantees:
Nonconsolidated securitization products(2)	$30,289	$24,600	$382	40
Other mortgage-related guarantees	8,692	8,692	161	28
Total Single-Family mortgage-related guarantees	38,981	33,292	543
Multifamily mortgage-related guarantees:
Nonconsolidated securitization products(2)(3)	360,928	321,262	4,577	36
Other mortgage-related guarantees	10,761	10,761	383	35
Total Multifamily mortgage-related guarantees	371,689	332,023	4,960
Guarantees of Fannie Mae securities(4)	110,320	110,320	—	38
Other	117	468	—	30
(1)    Excludes allowance for credit losses on off-balance sheet credit exposures. See Note 5 for additional information on our allowance for credit losses on off-balance sheet credit exposures.
(2)    Maximum exposure is based on remaining UPB of the guaranteed securities issued by the VIE.
(3)    Includes UPB of $0.4 billion and $0.3 billion as of June 30, 2024 and December 31, 2023, respectively, related to VIEs in which our interest would no longer absorb significant variability as the guaranteed securities have completely paid off. In addition, includes guarantees that are accounted for as derivatives with UPB of $2.0 billion and $2.1 billion as of June 30, 2024 and December 31, 2023, respectively.
(4)    Excludes less than $0.1 billion and $0.1 billion as of June 30, 2024 and December 31, 2023, respectively, of Fannie Mae securities that we have guaranteed that are included in resecuritization trusts that we have consolidated as we own all of the outstanding securities issued by the VIE.

Freddie Mac 2Q 2024 Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the payment status of the mortgage loans underlying our mortgage-related guarantees.
Table 4.2 – UPB of Loans Underlying Our Mortgage-Related Guarantees by Payment Status

	June 30, 2024
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$34,371	$2,019	$766	$1,357	$38,513
Multifamily	370,605	387	135	1,369	372,496
Total	$404,976	$2,406	$901	$2,726	$411,009

	December 31, 2023
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total
Single-Family	$34,524	$2,172	$827	$1,458	$38,981
Multifamily	369,785	850	98	956	371,689
Total	$404,309	$3,022	$925	$2,414	$410,670
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
Table 4.3 – Other Off-Balance Sheet Credit Exposures

(In millions)	June 30, 2024	December 31, 2023
Mortgage loan purchase commitments(1)	$12,470	$10,378
Unsettled securities purchased under agreements to resell, net(2)	44,803	22,276
Other commitments(3)	4,661	4,701
Total	$61,934	$37,355
(1)Includes $2.4 billion and $1.9 billion of commitments for which we have elected the fair value option as of June 30, 2024 and December 31, 2023, respectively. Excludes mortgage loan purchase commitments accounted for as derivative instruments. See Note 8 for additional information on commitments accounted for as derivative instruments.
(2)Net of $4.0 billion of unsettled securities sold under agreements to repurchase as of December 31, 2023. There was no such activity as of June 30, 2024.
(3)Consists of unfunded portion of revolving lines of credit, liquidity guarantees, and other commitments.

Freddie Mac 2Q 2024 Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5
NOTE 5
Allowance for Credit Losses
The table below summarizes changes in our allowance for credit losses.
Table 5.1 - Details of the Allowance for Credit Losses

	2Q 2024			2Q 2023			YTD 2024			YTD 2023
(In millions)	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total	Single-Family	Multi-family	Total
Beginning balance	$6,508	$508	$7,016	$8,097	$224	$8,321	$6,402	$447	$6,849	$7,746	$147	$7,893
Provision (benefit) for credit losses	315	79	394	(638)	101	(537)	435	140	575	(320)	178	(142)
Charge-offs	(169)	—	(169)	(111)	—	(111)	(292)	—	(292)	(201)	—	(201)
Recoveries collected	24	—	24	29	—	29	50	—	50	61	—	61
Other(1)	82	—	82	80	—	80	165	—	165	171	—	171
Ending balance	$6,760	$587	$7,347	$7,457	$325	$7,782	$6,760	$587	$7,347	$7,457	$325	$7,782

Components of the ending balance of the allowance for credit losses:
Mortgage loans held-for-investment	$6,457	$382	$6,839	$7,088	$251	$7,339
Other(2)	303	205	508	369	74	443
Total ending balance	$6,760	$587	$7,347	$7,457	$325	$7,782
(1)Primarily includes capitalization of past due interest related to non-accrual loans that received payment deferral plans and loan modifications.
(2)Includes allowance for credit losses related to advances of pre-foreclosure costs and off-balance sheet credit exposures.
■    2Q 2024 vs. 2Q 2023 - The provision for credit losses for 2Q 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions. The benefit for credit losses for 2Q 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in house prices, partially offset by a credit reserve build in Multifamily.
■    YTD 2024 vs. YTD 2023 - The provision for credit losses for YTD 2024 was primarily driven by a credit reserve build in Single-Family attributable to new acquisitions and increasing mortgage interest rates. The benefit for credit losses for YTD 2023 was primarily driven by a credit reserve release in Single-Family due to improvements in house prices, partially offset by a credit reserve build in Multifamily.
In addition, charge-offs increased during the 2024 periods, compared to the 2023 periods, primarily due to a higher volume of transfers of single-family loans from held-for-investment to held-for-sale and the lower fair value of these loans as a result of higher mortgage interest rates.

Freddie Mac 2Q 2024 Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6
NOTE 6
Investment Securities
The table below summarizes the fair values of our investments in debt securities by classification.
Table 6.1 - Investment Securities

(In millions)	June 30, 2024	December 31, 2023
Trading securities	$39,075	$38,385
Available-for-sale securities	4,405	4,890
Total fair value of investment securities	$43,480	$43,275
Trading Securities

The table below presents the fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.
Table 6.2 - Trading Securities

(In millions)	June 30, 2024	December 31, 2023
Mortgage-related securities	$8,086	$8,113
Non-mortgage-related securities	30,989	30,272
Total fair value of trading securities	$39,075	$38,385
The table below provides details of our net trading gains (losses).
Table 6.3 - Net Trading Gains (Losses)

(In millions)	2Q 2024	2Q 2023	YTD 2024	YTD 2023
Net trading gains (losses)	$40	($377)	($199)	($113)
Less: Net trading gains (losses) on securities sold	(16)	(55)	(94)	71
Net trading gains (losses) recognized during the period related to securities still held at period end	$56	($322)	($105)	($184)
Available-for-Sale Securities

The table below provides details of the securities classified as available-for-sale on our condensed consolidated balance sheets. At both June 30, 2024 and December 31, 2023, all available-for-sale securities were mortgage-related securities.
Table 6.4 - Available-for-Sale Securities

	June 30, 2024
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$4,048	$4	($123)	$3,929	$9
Other mortgage-related securities	300	188	(12)	476	2
Total available-for-sale securities	$4,348	$192	($135)	$4,405	$11

	December 31, 2023
	Amortized Cost Basis	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Other Comprehensive Income	Fair Value	Accrued Interest Receivable
(In millions)
Agency mortgage-related securities	$4,467	$13	($110)	$4,370	$10
Other mortgage-related securities	340	188	(8)	520	3
Total available-for-sale securities	$4,807	$201	($118)	$4,890	$13

Freddie Mac 2Q 2024 Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

The fair value of our available-for-sale securities held at June 30, 2024 scheduled to contractually mature after ten years was $1.3 billion, with an additional $1.6 billion scheduled to contractually mature after five years through ten years.
The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.
Table 6.5 - Available-for-Sale Securities in a Gross Unrealized Loss Position

	June 30, 2024
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$602	($5)	$2,582	($118)
Other mortgage-related securities	10	(1)	36	(11)
Total available-for-sale securities in a gross unrealized loss position	$612	($6)	$2,618	($129)

	December 31, 2023
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency mortgage-related securities	$374	($1)	$3,006	($108)
Other mortgage-related securities	23	(4)	23	(5)
Total available-for-sale securities in a gross unrealized loss position	$397	($5)	$3,029	($113)
At June 30, 2024, the gross unrealized losses relate to 174 securities.
The table below summarizes the total proceeds, gross realized gains and gross realized losses from sales of available-for-sale securities.
Table 6.6 - Total Proceeds, Gross Realized Gains and Gross Realized Losses from Sales of Available-for-Sale Securities

(In millions)	2Q 2024	2Q 2023	YTD 2024	YTD 2023
Total proceeds	$438	$433	$837	$892
Gross realized gains	2	3	3	5
Gross realized losses	(6)	(2)	(12)	(4)
Net realized gains (losses)	($4)	$1	($9)	$1
Non-Cash Investing and Financing Activities

During YTD 2023, we recognized $1.7 billion of investment securities in exchange for the issuance of debt of consolidated trusts through partial sales of commingled single-class resecuritization products that were previously consolidated.
During YTD 2024 and YTD 2023, we derecognized $1.2 billion and $2.8 billion, respectively, of mortgage-related securities and debt of consolidated trusts where we were no longer deemed the primary beneficiary.
During 2Q 2024, we purchased $5.2 billion and sold $5.1 billion of non-mortgage-related securities that were traded, but not settled at June 30, 2024. We settled our purchase and sale obligations during 3Q 2024.

Freddie Mac 2Q 2024 Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7
Debt
The table below summarizes the balances of total debt on our condensed consolidated balance sheets.
Table 7.1 - Total Debt

(In millions)	June 30, 2024	December 31, 2023
Debt of consolidated trusts	$3,066,239	$3,041,927
Debt of Freddie Mac:
Short-term debt	8,428	5,976
Long-term debt	152,945	160,443
Total debt of Freddie Mac	161,373	166,419
Total debt	$3,227,612	$3,208,346
Debt of Consolidated Trusts

The table below summarizes the debt of consolidated trusts based on underlying loan product type.
Table 7.2 - Debt of Consolidated Trusts

	June 30, 2024				December 31, 2023
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)	Contractual Maturity	UPB	Carrying Amount(1)	Weighted Average Coupon(2)
Single-Family:
20-and 30-year or more, fixed-rate	2024 - 2061	$2,640,798	$2,676,432	3.19%	2024 - 2061	$2,603,100	$2,640,550	3.06%
15-year or less, fixed-rate	2024 - 2039	307,170	311,595	2.24	2024 - 2039	326,242	331,291	2.20
Adjustable-rate and other	2024 - 2054	23,327	23,803	4.27	2024 - 2054	23,251	23,749	3.93
Total Single-Family		2,971,295	3,011,830			2,952,593	2,995,590
Multifamily	2024 - 2054	55,564	54,409	3.44	2024 - 2053	47,300	46,337	3.35
Total debt of consolidated trusts		$3,026,859	$3,066,239			$2,999,893	$3,041,927
(1)Includes $2.5 billion and $2.1 billion as of June 30, 2024 and December 31, 2023, respectively, of debt of consolidated trusts that represents the fair value of debt for which the fair value option was elected.
(2)The effective interest rate for debt of consolidated trusts was 2.84% and 2.73% as of June 30, 2024 and December 31, 2023, respectively.

Short-Term Debt

The table below summarizes the balances and effective interest rates for our short-term debt.
Table 7.3 - Short-Term Debt

	June 30, 2024			December 31, 2023
(Dollars in millions)	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Discount notes and Reference Bills®	$8,453	$8,428	5.39%	$6,032	$5,976	5.39%

Freddie Mac 2Q 2024 Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

Long-Term Debt

The table below summarizes our long-term debt.
Table 7.4 - Long-Term Debt

	June 30, 2024				December 31, 2023
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Long-term debt:
Fixed-rate:
Medium-term notes — callable	2024 - 2050	$132,829	$132,732	3.31%	2024 - 2050	$139,344	$139,257	3.13%
Medium-term notes — non-callable	2024 - 2028	569	569	2.01	2024 - 2028	1,573	1,574	0.98
Reference Notes securities — non-callable	2025 - 2032	18,162	18,209	3.19	2025 - 2032	18,162	18,209	3.19
SCR debt notes	2031 - 2032	79	80	13.00	2031 - 2032	82	83	13.00
Variable-rate:
Medium-term notes — callable	2024 - 2034	1,820	1,818	4.73	2024 - 2028	1,869	1,867	4.81
Medium-term notes — non-callable	2026	47	47	8.10	2026	47	47	8.10
STACR	2024 - 2042	1,785	1,705	11.97	2024 - 2042	2,095	2,006	11.45
Zero-coupon:
Medium-term notes — non-callable	2025 - 2039	4,748	3,111	6.19	2024 - 2039	4,836	3,100	6.17
Other	2047 - 2053	—	121	0.82	2047 - 2053	—	121	0.84
Hedging-related basis adjustments		N/A	(5,447)			N/A	(5,821)
Total long-term debt		$160,039	$152,945	3.46%		$168,008	$160,443	3.30%
(1)Represents par value, net of associated discounts or premiums and issuance cost. Includes $0.4 billion at both June 30, 2024 and December 31, 2023 of long-term debt that represents the fair value of debt for which the fair value option was elected.
(2)Based on carrying amount.

The table below summarizes the contractual maturities of long-term debt and debt securities.
Table 7.5 - Contractual Maturities of Long-Term Debt and Debt Securities

June 30, 2024
(In millions)	Amounts
Annual Maturities
Long-term debt (excluding STACR and SCR debt notes):
2024	$16,827
2025	57,132
2026	18,762
2027	15,829
2028	10,183
Thereafter	39,442
Debt of consolidated trusts, STACR, and SCR debt notes(1)	3,028,723
Total	3,186,898
Net discounts, premiums, debt issuance costs, hedge-related, and other basis adjustments(2)	32,286
Total debt of consolidated trusts, STACR, SCR, and long-term debt	$3,219,184
(1)Contractual maturities of these debt securities are not presented because they are subject to prepayment risk, as their payments are based upon the performance of a pool of mortgage assets that may be prepaid by the related mortgage borrower at any time generally without penalty.
(2)Other basis adjustments primarily represent changes in fair value on debt where we have elected the fair value option.

Freddie Mac 2Q 2024 Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
Derivative Assets and Liabilities at Fair Value

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.
Table 8.1 - Derivative Assets and Liabilities at Fair Value

	June 30, 2024			December 31, 2023
	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
(In millions)
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$324,115	$1,950	($354)	$351,193	$1,638	($462)
Written options	47,070	—	(1,796)	48,227	—	(1,746)
Purchased options(1)	81,890	4,323	—	89,790	4,251	—
Futures	135,121	—	—	132,982	—	—
Total interest-rate risk management derivatives	588,196	6,273	(2,150)	622,192	5,889	(2,208)
Mortgage commitment derivatives	38,800	14	(14)	26,911	43	(10)
CRT-related derivatives(2)	29,846	—	(247)	30,578	—	(228)
Other	17,799	31	(731)	14,572	3	(567)
Total derivatives not designated as hedges	674,641	6,318	(3,142)	694,253	5,935	(3,013)
Designated as fair value hedges
Interest-rate risk management derivatives:
Swaps	173,066	285	(5,343)	172,202	276	(5,658)
Total derivatives designated as fair value hedges	173,066	285	(5,343)	172,202	276	(5,658)
Receivables (payables)		148	(1)		17	(36)
Netting adjustments(3)		(6,271)	7,432		(5,742)	7,834
Total derivative portfolio, net	$847,707	$480	($1,054)	$866,455	$486	($873)
(1)Includes swaptions on credit indices with a notional or contractual amount of $7.7 billion and $6.4 billion at June 30, 2024 and December 31, 2023, respectively, and a fair value of $2.0 million and $1.0 million at June 30, 2024 and December 31, 2023, respectively.
(2)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.
(3)Represents counterparty netting and cash collateral netting.

Freddie Mac 2Q 2024 Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Derivative Counterparty Credit Risk

The table below presents offsetting and collateral information related to derivatives which are subject to enforceable master netting agreements or similar arrangements.
Table 8.2 - Offsetting of Derivatives

	June 30, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(In millions)
OTC derivatives	$6,558	($7,487)	$6,165	($7,866)
Cleared and exchange-traded derivatives	121	(7)	13	(36)
Mortgage commitment derivatives	41	(14)	47	(10)
Other	31	(978)	3	(795)
Total derivatives	6,751	(8,486)	6,228	(8,707)
Counterparty netting	(4,189)	4,189	(4,210)	4,210
Cash collateral netting(1)	(2,082)	3,243	(1,532)	3,624
Net amount presented in the consolidated balance sheets	480	(1,054)	486	(873)
Gross amount not offset in the consolidated balance sheets(2)	(185)	23	(366)	47
Net amount	$295	($1,031)	$120	($826)
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
Table 8.3 - Gains and Losses on Derivatives

(In millions)	2Q 2024	2Q 2023	YTD 2024	YTD 2023
Not designated as hedges
Interest-rate risk management derivatives:
Swaps	$136	$380	$398	$408
Written options	(86)	82	(49)	277
Purchased options	242	(45)	298	(549)
Futures	169	519	543	212
Total interest-rate risk management derivatives fair value gains (losses)	461	936	1,190	348
Mortgage commitment derivatives	32	125	72	45
CRT-related derivatives(1)	51	(68)	8	(144)
Other	(55)	(64)	(163)	(3)
Total derivatives not designated as hedges fair value gains (losses)	$489	$929	$1,107	$246
(1)Includes derivative instruments related to CRT transactions that are considered freestanding credit enhancements.

Freddie Mac 2Q 2024 Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Fair Value Hedges

The table below presents the effects of fair value hedge accounting by condensed consolidated statements of income line item, including the gains and losses on derivatives and hedged items designated in qualifying hedge relationships and other components due to the application of hedge accounting.
Table 8.4 - Gains and Losses on Fair Value Hedges

	2Q 2024		2Q 2023
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$29,064	($24,136)	$25,755	($21,232)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(234)	—	(964)	—
Derivatives designated as hedging instruments	160	—	900	—
Interest accruals on hedging instruments	240	—	251	—
Discontinued hedge related basis adjustments amortization	73	—	39	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(511)	—	725
Derivatives designated as hedging instruments	—	519	—	(749)
Interest accruals on hedging instruments	—	(874)	—	(1,000)
Discontinued hedge related basis adjustment amortization	—	(2)	—	(172)

	YTD 2024		YTD 2023
(In millions)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in our condensed consolidated statements of income in which the effects of fair value hedges are recorded:	$57,449	($47,762)	$50,742	($41,718)

Interest contracts on mortgage loans held-for-investment:
Gain (loss) on fair value hedging relationships:
Hedged items	(1,229)	—	159	—
Derivatives designated as hedging instruments	1,113	—	(173)	—
Interest accruals on hedging instruments	474	—	462	—
Discontinued hedge related basis adjustments amortization	116	—	70	—
Interest contracts on debt:
Gain (loss) on fair value hedging relationships:
Hedged items	—	(377)	—	(810)
Derivatives designated as hedging instruments	—	392	—	785
Interest accruals on hedging instruments	—	(1,803)	—	(2,051)
Discontinued hedge related basis adjustment amortization	—	(4)	—	(210)

Freddie Mac 2Q 2024 Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below presents the cumulative basis adjustments and the carrying amounts of the hedged item by its respective balance sheet line item.
Table 8.5 - Cumulative Basis Adjustments Due to Fair Value Hedging

	June 30, 2024
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,116,685	($3,366)	($619)	($2,747)	$57,515	$11,845
Mortgage loans held-for-sale	155	1	—	1	—	—
Debt	(134,838)	5,447	—	23	—	—

	December 31, 2023
	Carrying Amount Assets / (Liabilities)	Cumulative Amount of Fair Value Hedging Basis Adjustment Included in the Carrying Amount			Closed Portfolio Under the Portfolio Layer Method
(In millions)		Total	Under the Portfolio Layer Method	Discontinued - Hedge Related	Total Amount by Amortized Cost Basis	Designated Amount by UPB
Mortgage loans held-for-investment	$1,115,454	($2,253)	($220)	($2,033)	$59,786	$11,670
Mortgage loans held-for-sale	128	1	—	1	—	—
Debt	(143,407)	5,821	—	29	—	—

Freddie Mac 2Q 2024 Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9
Collateralized Agreements
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The table below presents offsetting and collateral information related to securities purchased under agreements to resell, and securities sold under agreements to repurchase, which are subject to enforceable master netting agreements or similar arrangements.
Table 9.1 - Offsetting and Collateral Information of Certain Financial Assets and Liabilities

	June 30, 2024
(In millions)	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(1)	Net Amount
Assets:
Securities purchased under agreements to resell	$109,256	($12,076)	$97,180	($97,180)	$—
Liabilities:
Securities sold under agreements to repurchase	(12,076)	12,076	—	—	—

	December 31, 2023
(In millions)	Gross Amount Recognized	Amount Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets(1)	Net Amount
Assets:
Securities purchased under agreements to resell	$105,393	($10,245)	$95,148	($95,148)	$—
Liabilities:
Securities sold under agreements to repurchase	(10,245)	10,245	—	—	—
(1)For securities purchased under agreements to resell, includes $107.7 billion and $104.2 billion of collateral that we had the right to repledge as of June 30, 2024 and December 31, 2023, respectively. We repledged $0.2 billion and $0.4 billion of collateral as of June 30, 2024 and December 31, 2023, respectively.
The table below presents the remaining contractual maturity of our gross obligations for securities sold under agreements to repurchase. The collateral for such obligations consisted primarily of U.S. Treasury securities.
Table 9.2 - Remaining Contractual Maturity

	June 30, 2024
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
Securities sold under agreements to repurchase	$8,261	$3,815	$—	$—	$12,076

	December 31, 2023
(In millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater Than 90 Days	Total
Securities sold under agreements to repurchase	$—	$10,245	$—	$—	$10,245

Freddie Mac 2Q 2024 Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Collateral Pledged

The table below summarizes the carrying value of the collateral pledged by us for derivatives and collateralized borrowing transactions, including securities that the secured party may repledge.
Table 9.3 - Collateral in the Form of Securities Pledged

	June 30, 2024
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$2,113	$5,259	$2,544	$9,916
Other assets	—	4,823	—	4,823
Total securities pledged	$2,113	$10,082	$2,544	$14,739

	December 31, 2023
(In millions)	Derivatives	Securities Sold Under Agreements to Repurchase	Other(1)	Total
Trading securities	$1,866	$3,666	$2,370	$7,902
Other assets	—	4,555	—	4,555
Total securities pledged	$1,866	$8,221	$2,370	$12,457
(1)Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.

Freddie Mac 2Q 2024 Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10
NOTE 10
Net Interest Income
The table below presents the components of net interest income per our condensed consolidated statements of income.
Table 10.1 - Components of Net Interest Income

(In millions)	2Q 2024	2Q 2023	YTD 2024	YTD 2023
Interest income:
Mortgage loans	$26,821	$23,598	$53,050	$46,902
Investment securities	484	363	954	679
Securities purchased under agreements to resell	1,593	1,622	3,125	2,842
Other	166	172	320	319
Total interest income	29,064	25,755	57,449	50,742
Interest expense:
Debt of consolidated trusts	(21,634)	(18,608)	(42,756)	(36,869)
Debt of Freddie Mac:
Short-term debt	(260)	(248)	(516)	(402)
Long-term debt	(2,242)	(2,376)	(4,490)	(4,447)
Total interest expense	(24,136)	(21,232)	(47,762)	(41,718)
Net interest income	4,928	4,523	9,687	9,024
(Provision) benefit for credit losses	(394)	537	(575)	142
Net interest income after (provision) benefit for credit losses	$4,534	$5,060	$9,112	$9,166

Freddie Mac 2Q 2024 Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11
Segment Reporting
As shown in the table below, we have two reportable segments, Single-Family and Multifamily.

Segment	Description
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

Segment Results

The table below presents the financial results for our Single-Family and Multifamily segments.
Table 11.1 - Segment Financial Results

	2Q 2024			2Q 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income	$4,635	$293	$4,928	$4,295	$228	$4,523
Non-interest income
Guarantee income	26	357	383	16	293	309
Investment gains, net	335	214	549	(4)	415	411
Other income	98	30	128	53	43	96
Non-interest income	459	601	1,060	65	751	816
Net revenues	5,094	894	5,988	4,360	979	5,339
(Provision) benefit for credit losses	(315)	(79)	(394)	638	(101)	537
Non-interest expense	(1,921)	(213)	(2,134)	(2,028)	(176)	(2,204)
Income before income tax expense	2,858	602	3,460	2,970	702	3,672
Income tax expense	(574)	(121)	(695)	(589)	(139)	(728)
Net income	2,284	481	2,765	2,381	563	2,944
Other comprehensive income (loss), net of taxes and reclassification adjustments	(5)	—	(5)	2	(56)	(54)
Comprehensive income	$2,279	$481	$2,760	$2,383	$507	$2,890

	YTD 2024			YTD 2023
(In millions)	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
Net interest income	$9,123	$564	$9,687	$8,591	$433	$9,024
Non-interest income
Guarantee income	45	834	879	48	727	775
Investment gains, net	249	705	954	(183)	369	186
Other income	151	74	225	107	74	181
Non-interest income	445	1,613	2,058	(28)	1,170	1,142
Net revenues	9,568	2,177	11,745	8,563	1,603	10,166
(Provision) benefit for credit losses	(435)	(140)	(575)	320	(178)	142
Non-interest expense	(3,846)	(410)	(4,256)	(3,811)	(325)	(4,136)
Income before income tax expense	5,287	1,627	6,914	5,072	1,100	6,172
Income tax expense	(1,058)	(325)	(1,383)	(1,014)	(219)	(1,233)
Net income	4,229	1,302	5,531	4,058	881	4,939
Other comprehensive income (loss), net of taxes and reclassification adjustments	(10)	(20)	(30)	1	(1)	—
Comprehensive income	$4,219	$1,282	$5,501	$4,059	$880	$4,939

Freddie Mac 2Q 2024 Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The table below presents total assets for our Single-Family and Multifamily segments.
Table 11.2 - Segment Assets

(In millions)	June 30, 2024	December 31, 2023
Single-Family	$3,058,294	$3,038,910
Multifamily	447,270	440,797
Total segment assets	3,505,564	3,479,707
Reconciling items(1)	(198,312)	(198,731)
Total assets per condensed consolidated balance sheets	$3,307,252	$3,280,976

(1)Reconciling items include assets in our mortgage portfolio that are not recognized on our condensed consolidated balance sheets and assets recognized on our condensed consolidated balance sheets that are not allocated to the reportable segments.

Freddie Mac 2Q 2024 Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12
Concentration of Credit and Other Risks
Single-Family Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Single-Family mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with single-family loans that we hold or guarantee.
Table 12.1 - Concentration of Credit Risk of Our Single-Family Mortgage Portfolio

	June 30, 2024
(Dollars in millions)	Portfolio UPB(1)	% of Portfolio	SDQ Rate
Region:(2)
West	$911,666	30%	0.39%
Northeast	705,636	23	0.58
Southeast	538,126	18	0.52
Southwest	457,553	15	0.50
North Central	444,965	14	0.51
Total	$3,057,946	100%	0.50
State:
California	$513,807	17%	0.38
Texas	217,601	7	0.54
Florida	203,773	7	0.58
New York	132,982	4	0.85
Illinois	114,247	4	0.66
All other	1,875,536	61	0.47
Total	$3,057,946	100%	0.50
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

Freddie Mac 2Q 2024 Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

Multifamily Mortgage Portfolio

The table below summarizes the concentration by geographic area of our Multifamily mortgage portfolio. See Note 2, Note 3, Note 4, and Note 5 for additional information about credit risk associated with multifamily loans that we hold or guarantee.
Table 12.2 - Concentration of Credit Risk of Our Multifamily Mortgage Portfolio

	June 30, 2024
(Dollars in millions)	Portfolio UPB	% of Portfolio	Delinquency Rate(1)
Region(2)(3):
West	$110,686	25%	0.19%
Northeast	108,977	24	0.76
Southwest	92,349	21	0.34
Southeast	91,038	20	0.16
North Central	44,220	10	0.40
Total	$447,270	100%	0.38
State(3):
California	$59,055	13%	0.21
Texas	56,742	13	0.37
Florida	38,951	9	0.10
New York	34,615	8	1.93
Georgia	18,640	4	0.21
All other	239,267	53	0.25
Total	$447,270	100%	0.38
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

Freddie Mac 2Q 2024 Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.1 - Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2024
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$3,802	$603	$—	$4,405
Trading:
Mortgage-related securities	—	5,077	3,009	—	8,086
Non-mortgage-related securities	30,571	418	—	—	30,989
Total trading securities	30,571	5,495	3,009	—	39,075
Total investment securities	30,571	9,297	3,612	—	43,480
Mortgage loans held-for-sale	—	7,329	627	—	7,956
Mortgage loans held-for-investment	—	1,215	776	—	1,991
Other assets:
Guarantee assets	—	—	5,254	—	5,254
Derivative assets, net	1	6,571	31	(6,123)	480
Other assets	—	62	172	—	234
Total other assets	1	6,633	5,457	(6,123)	5,968
Total assets carried at fair value on a recurring basis	$30,572	$24,474	$10,472	($6,123)	$59,395
Liabilities:
Debt:
Debt of consolidated trusts	$—	$2,117	$374	$—	$2,491
Debt of Freddie Mac	—	271	88	—	359
Total debt	—	2,388	462	—	2,850
Other liabilities:
Derivative liabilities, net	7	8,363	115	(7,431)	1,054
Other liabilities	—	—	—	—	—
Total other liabilities	7	8,363	115	(7,431)	1,054
Total liabilities carried at fair value on a recurring basis	$7	$10,751	$577	($7,431)	$3,904
Referenced footnote is included after the prior period table.

Freddie Mac 2Q 2024 Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Assets:
Investment securities:
Available-for-sale	$—	$4,212	$678	$—	$4,890
Trading:
Mortgage-related securities	—	5,342	2,771	—	8,113
Non-mortgage-related securities	29,854	418	—	—	30,272
Total trading securities	29,854	5,760	2,771	—	38,385
Total investment securities	29,854	9,972	3,449	—	43,275
Mortgage loans held-for-sale	—	6,460	896	—	7,356
Mortgage loans held-for-investment	—	1,333	473	—	1,806
Other assets:
Guarantee assets	—	—	5,351	—	5,351
Derivative assets, net	—	6,209	2	(5,725)	486
Other assets	—	92	166	—	258
Total other assets	—	6,301	5,519	(5,725)	6,095
Total assets carried at fair value on a recurring basis	$29,854	$24,066	$10,337	($5,725)	$58,532
Liabilities:
Debt:
Debt of consolidated trusts	$—	$1,707	$343	$—	$2,050
Debt of Freddie Mac	—	336	90	—	426
Total debt	—	2,043	433	—	2,476
Other liabilities:
Derivative liabilities, net	—	8,608	63	(7,798)	873
Other liabilities	—	—	—	—	—
Total other liabilities	—	8,608	63	(7,798)	873
Total liabilities carried at fair value on a recurring basis	$—	$10,651	$496	($7,798)	$3,349
(1)     Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.
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

Freddie Mac 2Q 2024 Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Table 13.2 - Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	2Q 2024
	Balance, April 1, 2024	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2024	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2024(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2024
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$637	$—	($1)	$—	$—	$—	($33)	$—	$—	$603	$—	($1)
Trading	3,002	(105)	—	136	—	—	(24)	—	—	3,009	13	—
Total investment securities	3,639	(105)	(1)	136	—	—	(57)	—	—	3,612	13	(1)
Mortgage loans held-for-sale	787	—	—	388	—	(500)	—	—	(48)	627	—	—
Mortgage loans held-for-investment	695	(28)	—	—	—	—	(7)	133	(17)	776	(53)	—
Other assets:
Guarantee assets	5,341	—	—	—	142	—	(229)	—	—	5,254	—	—
Other assets	199	12	—	(2)	3	(2)	(7)	—	—	203	12	—
Total other assets	5,540	12	—	(2)	145	(2)	(236)	—	—	5,457	12	—
Total assets	$10,661	($121)	($1)	$522	$145	($502)	($300)	$133	($65)	$10,472	($28)	($1)

Liabilities
Debt	$450	$—	$—	($7)	$20	$—	($1)	$—	$—	$462	$9	$—
Other liabilities	79	(3)	—	4	40	—	(5)	—	—	115	(5)	—
Total liabilities	$529	($3)	$—	($3)	$60	$—	($6)	$—	$—	$577	$4	$—

	YTD 2024
	Balance, January 1, 2024	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2024	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2024(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2024
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$678	$—	($6)	$—	$—	$—	($69)	$—	$—	$603	$—	($5)
Trading	2,771	(218)	—	496	—	—	(40)	—	—	3,009	32	—
Total investment securities	3,449	(218)	(6)	496	—	—	(109)	—	—	3,612	32	(5)
Mortgage loans held-for-sale	896	(6)	—	682	—	(773)	—	35	(207)	627	—	—
Mortgage loans held-for-investment	473	(52)	—	—	—	—	(54)	431	(22)	776	(53)	—
Other assets:
Guarantee assets	5,351	110	—	—	246	—	(453)	—	—	5,254	110	—
Other assets	168	32	—	(12)	4	(7)	18	—	—	203	30	—
Total other assets	5,519	142	—	(12)	250	(7)	(435)	—	—	5,457	140	—
Total assets	$10,337	($134)	($6)	$1,166	$250	($780)	($598)	$466	($229)	$10,472	$119	($5)

Liabilities
Debt	$433	$6	$—	($11)	$38	$—	($4)	$—	$—	$462	$21	$—
Other liabilities	63	13	—	6	39	—	(6)	—	—	115	7	—
Total liabilities	$496	$19	$—	($5)	$77	$—	($10)	$—	$—	$577	$28	$—

Freddie Mac 2Q 2024 Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	2Q 2023
	Balance, April 1, 2023	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2023	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2023(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2023
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$853	$—	($5)	$—	$—	$—	($58)	$—	$—	$790	$—	($4)
Trading	2,905	(191)	—	90	—	—	(13)	—	(230)	2,561	(25)	—
Total investment securities	3,758	(191)	(5)	90	—	—	(71)	—	(230)	3,351	(25)	(4)
Mortgage loans held-for-sale	347	(30)	—	727	—	—	(9)	—	(154)	881	(31)	—
Mortgage loans held-for-investment	64	(13)	—	—	—	—	(6)	142	(17)	170	(12)	—
Other assets:
Guarantee assets	5,432	(79)	—	—	192	—	(222)	—	—	5,323	(79)	—
Other assets	128	39	—	(8)	4	—	(4)	—	—	159	38	—
Total other assets	5,560	(40)	—	(8)	196	—	(226)	—	—	5,482	(41)	—
Total assets	$9,729	($274)	($5)	$809	$196	$—	($312)	$142	($401)	$9,884	($109)	($4)

Liabilities
Debt	$384	($8)	$—	$—	$—	$—	($2)	$—	$—	$374	($2)	$—
Other liabilities	77	23	—	—	—	—	(1)	—	—	99	22	—
Total liabilities	$461	$15	$—	$—	$—	$—	($3)	$—	$—	$473	$20	$—

	YTD 2023
	Balance, January 1, 2023	Total Realized/Unrealized Gains/Losses(1)		Purchases	Issues	Sales	Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2023	Change in Unrealized Gains/Losses(1) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2023(2)	Change in Unrealized Gains/Losses(1), Net of Tax, Included in OCI Related to Assets and Liabilities Still Held as of June 30, 2023
(In millions)		Included in Earnings	Included in Other Comprehensive Income

Assets
Investment securities:
Available-for-sale	$894	$1	($9)	$—	$—	$—	($96)	$—	$—	$790	$—	($7)
Trading	2,731	(329)	—	183	—	—	(24)	—	—	2,561	10	—
Total investment securities	3,625	(328)	(9)	183	—	—	(120)	—	—	3,351	10	(7)
Mortgage loans held-for-sale	310	(29)	—	753	—	—	(11)	12	(154)	881	(31)	—
Mortgage loans held-for-investment	110	(11)	—	—	—	—	(6)	142	(65)	170	(12)	—
Other assets:												—
Guarantee assets	5,442	8	—	—	318	—	(445)	—	—	5,323	8	—
Other assets	131	55	—	(18)	3	—	(12)	—	—	159	54	—
Total other assets	5,573	63	—	(18)	321	—	(457)	—	—	5,482	62	—
Total assets	$9,618	($305)	($9)	$918	$321	$—	($594)	$154	($219)	$9,884	$29	($7)

Liabilities
Debt	$388	($19)	$—	$—	$11	$—	($6)	$—	$—	$374	($9)	$—
Other liabilities	97	4	—	—	—	—	(2)	—	—	99	2	—
Total liabilities	$485	($15)	$—	$—	$11	$—	($8)	$—	$—	$473	($7)	$—
(1)For assets, increase and decrease in earnings and other comprehensive income is shown as gains and (losses), respectively. For liabilities, increase and decrease in earnings and comprehensive income is shown as (gains) and losses, respectively.
(2)Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at June 30, 2024 and June 30, 2023.

Freddie Mac 2Q 2024 Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for Level 3 assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis.
Table 13.3 - Quantitative Information about Recurring Level 3 Fair Value Measurements

	June 30, 2024
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$451	Median of external sources	External pricing sources	$59.9 - $69.9	$64.6
	152	Other
Trading	1,911	Single external source	External pricing source	$0.0 - $3,922.9	$124.9
	814	Median of external sources	External pricing sources	$13.8 - $14.5	$14.2
	284	Other
Mortgage loans held-for-sale	627	Single external source	External pricing source	$58.4 - $105.1	$100.3
Mortgage loans held-for-investment	776	Single external source	External pricing source	$29.2 - $99.5	$80.0
Guarantee assets	4,928	Discounted cash flows	OAS	17 - 233 bps	47 bps
	326	Other
Insignificant Level 3 assets(2)	203
Total Level 3 assets	$10,472
Liabilities
Insignificant Level 3 liabilities(2)	577
Total Level 3 liabilities	$577

	December 31, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Assets
Investment securities:
Available-for-sale	$489	Median of external sources	External pricing sources	$61.2 - $71.6	$66.7
	189	Other
Trading	2,085	Single external source	External pricing source	$0.0 - $4,471.7	$147.3
	686	Other
Mortgage loans held-for-sale	896	Single external source	External pricing source	$59.3 - $110.4	$100.3
Mortgage loans held-for-investment	473	Single external source	External pricing source	$24.7 - $99.2	$74.7
Guarantee assets	5,014	Discounted cash flows	OAS	17 - 233 bps	47 bps
	337	Other
Insignificant Level 3 assets(2)	168
Total Level 3 assets	$10,337
Liabilities
Insignificant Level 3 liabilities(2)	496
Total Level 3 liabilities	$496
(1)     Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.
(2) Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant.

Freddie Mac 2Q 2024 Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.
Table 13.4 - Assets Measured at Fair Value on a Non-Recurring Basis

	June 30, 2024				December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans(1)	$—	$363	$1,395	$1,758	$—	$640	$1,578	$2,218
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
Table 13.5 - Quantitative Information About Non-Recurring Level 3 Fair Value Measurements

	June 30, 2024
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,184	Median of external sources	External pricing sources	$74.6 - $100.8	$83.7
	211	Other
Total	$1,395

	December 31, 2023
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average(1)
Mortgage loans	$1,394	Median of external sources	External pricing sources	$72.9 - $98.8	$82.4
	184	Other
Total	$1,578
(1) Unobservable inputs were weighted primarily by the relative fair value of the financial instruments.

Freddie Mac 2Q 2024 Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
Table 13.6 - Fair Value of Financial Instruments

		June 30, 2024
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$5,532	$5,532	$—	$—	$—	$5,532
Securities purchased under agreements to resell	Amortized cost	97,180	—	109,256	—	(12,076)	97,180
Investment securities:
Available-for-sale	FV - OCI	4,405	—	3,802	603	—	4,405
Trading	FV - NI	39,075	30,571	5,495	3,009	—	39,075
Total investment securities		43,480	30,571	9,297	3,612	—	43,480
Mortgage loans:
Mortgage loans held-for-sale		12,346	—	9,200	3,332	—	12,532
Mortgage loans held-for-investment, net of allowance for credit losses		3,105,869	—	2,407,165	279,070	—	2,686,235
Total mortgage loans	Various(3)	3,118,215	—	2,416,365	282,402	—	2,698,767
Other assets:
Guarantee assets	FV - NI	5,254	—	—	5,256	—	5,256
Derivative assets, net	FV - NI	480	1	6,571	31	(6,123)	480
Other assets(4)	Various	2,548	—	440	2,108	—	2,548
Total other assets		8,282	1	7,011	7,395	(6,123)	8,284
Total financial assets		$3,272,689	$36,104	$2,541,929	$293,409	($18,199)	$2,853,243
Financial Liabilities
Debt:
Debt of consolidated trusts		$3,066,239	$—	$2,637,655	$746	$—	$2,638,401
Debt of Freddie Mac		161,373	—	170,632	3,233	(12,076)	161,789
Total debt	Various(5)	3,227,612	—	2,808,287	3,979	(12,076)	2,800,190
Other liabilities:
Guarantee obligations	Amortized cost	5,207	—	101	6,285	—	6,386
Derivative liabilities, net	FV - NI	1,054	7	8,363	115	(7,431)	1,054
Other liabilities(4)	FV - NI	14	—	411	171	—	582
Total other liabilities		6,275	7	8,875	6,571	(7,431)	8,022
Total financial liabilities		$3,233,887	$7	$2,817,162	$10,550	($19,507)	$2,808,212
Referenced footnotes are included after the prior period table.

Freddie Mac 2Q 2024 Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

		December 31, 2023
	GAAP Measurement Category(1)	Carrying Amount	Fair Value
(In millions)			Level 1	Level 2	Level 3	Netting Adjustments(2)	Total
Financial Assets
Cash and cash equivalents	Amortized cost	$6,019	$6,019	$—	$—	$—	$6,019
Securities purchased under agreements to resell	Amortized cost	95,148	—	105,393	—	(10,245)	95,148
Investment securities:
Available-for-sale	FV - OCI	4,890	—	4,212	678	—	4,890
Trading	FV - NI	38,385	29,854	5,760	2,771	—	38,385
Total investment securities		43,275	29,854	9,972	3,449	—	43,275
Mortgage loans:
Mortgage loans held-for-sale		12,941	—	9,276	3,868	—	13,144
Mortgage loans held-for-investment, net of allowance for credit losses		3,083,665	—	2,466,127	254,877	—	2,721,004
Total mortgage loans	Various(3)	3,096,606	—	2,475,403	258,745	—	2,734,148
Other assets:
Guarantee assets	FV - NI	5,351	—	—	5,353	—	5,353
Derivative assets, net	FV - NI	486	—	6,209	2	(5,725)	486
Other assets(4)	Various	2,107	—	946	1,165	—	2,111
Total other assets		7,944	—	7,155	6,520	(5,725)	7,950
Total financial assets		$3,248,992	$35,873	$2,597,923	$268,714	($15,970)	$2,886,540
Financial Liabilities
Debt:
Debt of consolidated trusts		$3,041,927	$—	$2,673,019	$727	$—	$2,673,746
Debt of Freddie Mac		166,419	—	173,877	3,391	(10,245)	167,023
Total debt	Various(5)	3,208,346	—	2,846,896	4,118	(10,245)	2,840,769
Other liabilities:
Guarantee obligations	Amortized cost	5,451	—	103	6,023	—	6,126
Derivative liabilities, net	FV - NI	873	—	8,608	63	(7,798)	873
Other liabilities(4)	FV - NI	14	—	465	194	—	659
Total other liabilities		6,338	—	9,176	6,280	(7,798)	7,658
Total financial liabilities		$3,214,684	$—	$2,856,072	$10,398	($18,043)	$2,848,427
(1)FV - NI denotes fair value through net income. FV - OCI denotes fair value through other comprehensive income.
(2)Represents counterparty netting and cash collateral netting, and includes accrued interest receivable and payable.
(3)The GAAP carrying amounts measured at amortized cost, lower-of-cost-or-fair-value, and FV - NI were $3.1 trillion, $4.4 billion, and $9.9 billion as of June 30, 2024, respectively, and $3.1 trillion, $5.6 billion and $9.2 billion as of December 31, 2023, respectively.
(4)For other assets, includes advances to lenders, secured lending, and loan commitments. For other liabilities, includes loan commitments.
(5)The GAAP carrying amounts measured at amortized cost and FV - NI were $3.2 trillion and $2.9 billion as of June 30, 2024, respectively, and $3.2 trillion and $2.5 billion as of December 31, 2023, respectively.

Freddie Mac 2Q 2024 Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Fair Value Option

We elected the fair value option for certain mortgage loans and loan commitments and certain debt issuances.
The table below presents the fair value and UPB related to items for which we have elected the fair value option.
Table 13.7 - Difference between Fair Value and UPB for Certain Financial Instruments with Fair Value Option Elected(1)

	June 30, 2024			December 31, 2023
(In millions)	Fair value	UPB	Difference	Fair value	UPB	Difference
Mortgage loans held-for-sale	$7,956	$7,867	$89	$7,356	$7,080	$276
Mortgage loans held-for-investment	1,991	2,318	(327)	1,806	2,095	(289)
Debt of Freddie Mac	177	172	5	240	234	6
Debt of consolidated trusts	2,116	2,235	(119)	1,705	1,799	(94)
Other assets (other liabilities)	62	N/A	N/A	95	N/A	N/A
(1)    Excludes interest-only securities related to debt of consolidated trusts and debt of Freddie Mac with a fair value of $0.6 billion and $0.5 billion as of June 30, 2024 and December 31, 2023, respectively.
Changes in Fair Value Under the Fair Value Option Election

The table below presents the changes in fair value related to items for which we have elected the fair value option. These amounts are included in investment gains, net, on our condensed consolidated statements of income.
Table 13.8 - Changes in Fair Value Under the Fair Value Option Election

	2Q 2024	2Q 2023	YTD 2024	YTD 2023
(In millions)	Gains (Losses)		Gains (Losses)
Mortgage loans held-for-sale	($21)	($127)	($180)	($123)
Mortgage loans held-for-investment	(26)	(30)	(57)	(4)
Debt of Freddie Mac	4	5	5	19
Debt of consolidated trusts	(3)	35	6	—
Other assets/other liabilities	99	(1)	242	54
Changes in fair value attributable to instrument-specific credit risk were not material for the periods presented for assets or liabilities for which we elected the fair value option.

Freddie Mac 2Q 2024 Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
In August 2018, the District Court denied the plaintiff's motion for class certification. On April 6, 2023, the Sixth Circuit reversed the District Court's September 17, 2020 decision to grant the plaintiff's request for summary judgment and enter final judgment in favor of Freddie Mac and other defendants. The Sixth Circuit remanded the case to the District Court for further proceedings. On May 3, 2024, defendants filed motions for summary judgment. The trial in the District Court is scheduled to begin on October 6, 2025.
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
The Class Plaintiffs and Individual Plaintiffs (collectively "Plaintiffs") in the District of Columbia lawsuits filed an amended complaint on November 1, 2017 alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duties, and violation of Delaware and Virginia corporate law. Additionally, the Class Plaintiffs brought derivative claims against FHFA for breach of fiduciary duties and the Individual Plaintiffs brought claims under the Administrative Procedure Act. Both sets of claims are generally based on allegations that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments nullified certain of the shareholders’ rights, including the rights to receive dividends and a liquidation preference. On September 28, 2018, the District

Freddie Mac 2Q 2024 Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Court dismissed all of the claims except those for breach of the implied covenant of good faith and fair dealing. The cases were consolidated for trial.
Court rulings limited the Plaintiffs’ damages theories to those based on the decline in Freddie Mac’s and Fannie Mae’s share value immediately after the Third Amendment. The Plaintiffs asserted losses based on the decline in value of Freddie Mac’s common and junior preferred stock from August 16 to August 17, 2012. During the trial in October and early November 2022, the Plaintiffs requested that the jury award $832 million plus pre-judgment interest as damages against Freddie Mac. The jury in that trial was not able to reach a unanimous verdict and on November 7, 2022 the judge declared a mistrial. The retrial started on July 24, 2023. On August 14, 2023, the jury returned a verdict against FHFA, Fannie Mae, and Freddie Mac awarding compensatory damages of $282 million to Freddie Mac junior preferred shareholders and $31 million to Freddie Mac common shareholders. The jury declined to award the Freddie Mac shareholders prejudgment interest. In 3Q 2023, we recorded a $313 million accrual in other expense on our condensed consolidated statements of income for the adverse judgment. On March 20, 2024, the District Court entered final judgment. On April 17, 2024, the defendants filed a motion requesting entry of judgment in their favor notwithstanding the jury verdict, which has been fully briefed.

Freddie Mac 2Q 2024 Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15
Regulatory Capital
ERCF

The table below presents our capital metrics under the ERCF.
Table 15.1 - ERCF Available Capital and Capital Requirements

(In billions)			June 30, 2024		December 31, 2023
Adjusted total assets			$3,749		$3,775
Risk-weighted assets (standardized approach)			1,003		1,009

	June 30, 2024
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($12)	$80	$80	(1.2)%	8.0%	8.0%
CET1 capital	(38)	45	102	(3.8)	4.5	10.2
Tier 1 capital	(24)	60	117	(2.4)	6.0	11.7
Adjusted total capital	(24)	80	137	(2.4)	8.0	13.7
Leverage capital:
Core capital	(19)	94	94	(0.5)	2.5	2.5
Tier 1 capital	(24)	94	108	(0.6)	2.5	2.9

	December 31, 2023
	Amounts			Ratios
(Dollars in billions)	Available Capital (Deficit)	Minimum Capital Requirement	Capital Requirement (Including Buffer(1))	Available Capital (Deficit) Ratio(2)	Minimum Capital Requirement Ratio(2)	Capital Requirement Ratio(2) (Including Buffer(1))
Risk-based capital:
Total capital	($18)	$81	$81	(1.8)%	8.0%	8.0%
CET1 capital	(43)	45	96	(4.3)	4.5	9.5
Tier 1 capital	(29)	60	111	(2.9)	6.0	11.0
Adjusted total capital	(29)	81	132	(2.9)	8.0	13.0
Leverage capital:
Core capital	(25)	95	95	(0.7)	2.5	2.5
Tier 1 capital	(29)	95	106	(0.8)	2.5	2.8
(1)PCCBA for risk-based capital and PLBA for leverage capital.
(2)As a percentage of RWA for risk-based capital and ATA for leverage capital.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 2Q 2024 Form 10-Q	95

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
We provide information on the ERCF on our website at www.freddiemac.com/investors.

Freddie Mac 2Q 2024 Form 10-Q	96

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
OTHER INFORMATION
Insider Trading Arrangements and Policies
No executive officer or director adopted or terminated any contract, instruction, or written plan for the purchase or sale of, or any other such trading arrangement for, our securities during 2Q 2024. For additional information on executive officer and director compensation and security ownership by our executive officers and directors, see Directors, Corporate Governance, and Executive Officers, Executive Compensation, and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our 2023 Annual Report.
EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac 2Q 2024 Form 10-Q	97

Controls and Procedures

Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management of the company, including the company's Interim CEO and Interim CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures.
Management, including the company's Interim CEO and Interim CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. As a result of management's evaluation, our Interim CEO and Interim CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2024, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac's management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 2Q 2024
We evaluated the changes in our internal control over financial reporting that occurred during 2Q 2024 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under Evaluation of Disclosure Controls and Procedures, we have one material weakness in internal control over financial reporting as of June 30, 2024 that we have not remediated.
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
Although we and FHFA have attempted to design and implement disclosure policies and procedures to account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test, or operate effective disclosure controls and procedures under the circumstances of conservatorship. Despite our material weakness, we believe that our condensed consolidated financial statements for 2Q 2024 have been prepared in conformity with GAAP.

Freddie Mac 2Q 2024 Form 10-Q	98

Exhibit Index

Exhibit Index

Exhibit	Description*

31.1	Certification of President and Interim Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of President and Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Label

101. PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	The SEC file numbers for the Registrant's Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac 2Q 2024 Form 10-Q	99

Signatures

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Michael T. Hutchins
Michael T. Hutchins
President and Interim Chief Executive Officer
(Principal Executive Officer)
Date: July 31, 2024

By:	/s/ James Whitlinger
James Whitlinger
Interim Chief Financial Officer
(Principal Financial Officer)
Date: July 31, 2024

Freddie Mac 2Q 2024 Form 10-Q	100

Form 10-Q Index

Form 10-Q Index

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	47 - 95
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31 - 33
Item 4.	Controls and Procedures	98
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	96
Item 1A.	Risk Factors	96
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	96 - 97
Item 5.	Other Information	97
Item 6.	Exhibits	97
Exhibit Index		99
Signatures		100

Freddie Mac 2Q 2024 Form 10-Q	101